Form 10-K
period 1993-12-31
CHUBB CORP
filed 1994-03-29
CIK 20171

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 29, 1994
===============================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-K

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934  [FEE REQUIRED]
     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934  [NO FEE REQUIRED]
     FOR THE TRANSITION PERIOD FROM _________ TO __________

Commission File No. 1-8661

                             THE CHUBB CORPORATION

             (Exact name of registrant as specified in its charter)

                     NEW JERSEY                                         13-2595722
  (State or other jurisdiction of incorporation or         (I.R.S. Employer Identification No.)
                     organization)
        15 MOUNTAIN VIEW ROAD, P.O. BOX 1615
                 WARREN, NEW JERSEY                                     07061-1615
      (Address of principal executive offices)                          (Zip Code)

                                 (908) 903-2000
                        (Registrant's telephone number)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Common Stock, par value $1 per share                        New York Stock Exchange

Series A Participating Cumulative
  Preferred Stock Purchase Rights                           New York Stock Exchange
     (Title of each class)                        (Name of each exchange on which registered)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No. .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the registrant was $6,520,075,104 as of March 7, 1994.

                                   87,736,074
        Number of shares of common stock outstanding as of March 7, 1994

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of The Chubb Corporation 1993 Annual Report to Shareholders are incorporated by reference in Parts I, II and IV of this Form 10-K. Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders on April 26, 1994 are incorporated by reference in Part III herein.
===============================================================================

                                    PART I.

ITEM 1.  BUSINESS

GENERAL

     The Chubb Corporation (the Corporation) was incorporated as a business corporation under the laws of the State of New Jersey in June 1967. The Corporation is a holding company and is principally engaged, through subsidiaries, in three industries: property and casualty insurance, life and health insurance and real estate development. The Corporation and its subsidiaries employed approximately 10,500 persons on December 31, 1993. Revenues, income from operations before income tax and identifiable assets for each industry segment for the three years ended December 31, 1993 are included in Note (16) of the notes to consolidated financial statements incorporated by reference from the Corporation's 1993 Annual Report to Shareholders.

     The property and casualty insurance subsidiaries provide insurance coverages on a direct and assumed basis, principally in the United States, Canada, Europe, Australia and the Far East. The life and health insurance and real estate development subsidiaries have no international operations. Revenues, income from operations before income tax and identifiable assets of the property and casualty insurance subsidiaries by geographic area for the three years ended December 31, 1993 are included in Note (17) of the notes to consolidated financial statements incorporated by reference from the Corporation's 1993 Annual Report to Shareholders.

PROPERTY AND CASUALTY INSURANCE GROUP

     The Property and Casualty Insurance Group (the Group) is composed of Federal Insurance Company (Federal), Pacific Indemnity Company (Pacific Indemnity), Vigilant Insurance Company (Vigilant), Great Northern Insurance Company (Great Northern), Chubb Insurance Company of New Jersey (Chubb New Jersey), Chubb Custom Insurance Company (Chubb Custom), Chubb National Insurance Company (Chubb National), Texas Pacific Indemnity Company, Northwestern Pacific Indemnity Company, Chubb Insurance Company of Canada, Chubb Insurance Company of Europe, S.A., Chubb Insurance Company of Australia, Limited and Chubb Atlantic Indemnity Ltd.

     The Group presently underwrites most forms of property and casualty insurance. All members of the Group write non-participating policies. Several members of the Group also write participating policies, particularly in the workers' compensation class of business, under which dividends are paid to the policyholders.

  Premiums Written

     An analysis of the Group's premiums written during the past three years is shown in the following table.

                                 DIRECT          REINSURANCE        REINSURANCE           NET
                                PREMIUMS           PREMIUMS          PREMIUMS          PREMIUMS
YEAR                            WRITTEN           ASSUMED(a)         CEDED(a)           WRITTEN
- ----                           ----------        ------------       ----------         ---------
                                                        (IN THOUSANDS)
1991........................   $3,646,728          $488,666         $1,023,130        $3,112,264
1992........................    3,983,239           376,776          1,117,509         3,242,506
1993........................    4,268,104           565,140          1,186,949         3,646,295

- ---------------

     (a) Intercompany items eliminated.

     The net premiums written during the last five years for major insurance classes of the Group are incorporated by reference from page 12 of the Corporation's 1993 Annual Report to Shareholders.

     One or more members of the Group are licensed and transact business in each of the 50 states of the United States, the District of Columbia, Puerto Rico, the Virgin Islands, Canada and parts of Europe, Australia and the Far East. In 1993, approximately 88% of the Group's direct business was produced in the United States, where the Group's businesses enjoy broad geographic distribution with a particularly strong market presence in the Northeast. The four states accounting for the largest amounts of direct premiums written were New York with 15%, California with 14%, New Jersey with 6% and Pennsylvania with 5%. No other state accounted for 5% or more of such premiums. Approximately 4% of the Group's direct premiums written were produced in Canada.

  Underwriting Results

     A frequently used industry measurement of property and casualty insurance underwriting results is the combined loss and expense ratio. This ratio is the sum of the ratio of incurred losses and related loss adjustment expenses to premiums earned (loss ratio) plus the ratio of underwriting expenses to premiums written (expense ratio) after reducing both premium amounts by dividends to policyholders. When the combined ratio is under 100%, underwriting results are generally considered profitable; when the combined ratio is over 100%, underwriting results are generally considered unprofitable. Investment income, deferred policy acquisition costs, other non-underwriting income or expense and income taxes are not reflected in the combined ratio. The profitability of property and casualty insurance companies depends on income from both underwriting operations and investments.

     The net premiums and the loss, expense and combined ratios of the Group for the last five years are shown in the following table.

                                       NET PREMIUMS                                     COMBINED
                                      (IN THOUSANDS)                                    LOSS AND
                                 -------------------------       LOSS        EXPENSE     EXPENSE
YEAR                              WRITTEN         EARNED        RATIOS        RATIOS     RATIOS
- ----                              -------         ------        ------       -------    --------
1989.........................   $ 2,734,918    $ 2,693,553       67.0%         34.5%      101.5%
1990.........................     2,919,663      2,836,135       65.2          34.5        99.7
1991.........................     3,112,264      3,037,168       64.4          35.1        99.5
1992.........................     3,242,506      3,163,288       66.7          34.4       101.1
1993.........................     3,646,295      3,504,838       82.5          32.3       114.8
                                -----------    -----------       ----          ----       -----
 Total for five years ended
   December 31, 1993.........   $15,655,646    $15,234,982       69.6%         34.1%      103.7%
                                ===========    ===========       ====          ====       =====


     The 1993 ratios include the effects of a $675 million increase in unpaid claims related to an agreement for the settlement of asbestos-related litigation and a $125 million return premium to the Group related to the commutation of a medical malpractice reinsurance agreement. Excluding the effects of these items, the loss ratio, the expense ratio and the combined loss and expense ratio were 65.5%, 33.5% and 99.0%, respectively, for the year 1993 and 65.7%, 34.4% and
100.1%, respectively, for the five years ended December 31, 1993.

     The combined loss and expense ratios during the last five years for major classes of the Group's business are incorporated by reference from page 12 of the Corporation's 1993 Annual Report to Shareholders.

  Producing and Servicing of Business

     In the United States and Canada, the Group is represented by approximately 3,000 independent agents and accepts business on a regular basis from an estimated 500 insurance brokers. In most instances, these agents and brokers also represent other companies which compete with the Group. The offices maintained by the Group assist these agents and brokers in producing and servicing the Group's business. In addition to the administrative offices of Chubb & Son Inc. in Warren, New Jersey, the Group operates six zonal management offices and 63 branch and service offices in the United States and Canada.

     The Group's overseas business is developed by its foreign agents and brokers through local branch offices of the Group and by its United States and Canadian agents and brokers. Overseas business is also obtained from foreign treaty reinsurance assumed principally, but not exclusively, from the Sun Alliance Group plc (Sun Group). In conducting its overseas business, the Group attempts to minimize the risks relating to currency fluctuations.

     Business for the Group is also produced through participation in a number of underwriting pools and syndicates including, among others, Associated Aviation Underwriters, Industrial Risk Insurers, American Accident Reinsurance Group, American Excess Insurance Association, Cargo Reinsurance Association and American Cargo War Risk Reinsurance Exchange. Such pools and syndicates provide underwriting capacity for risks which an individual insurer cannot prudently underwrite because of the magnitude of the risk assumed or which can be more effectively handled by one organization due to the need for specialized loss control service.

  Reinsurance

     In accordance with the normal practice of the insurance industry, the Group assumes and cedes reinsurance with other insurers or reinsurers. These reinsurance arrangements provide greater diversification of business and minimize the Group's maximum net loss arising from large risks or from hazards of catastrophic potentialities.

     A large portion of the Group's reinsurance is effected under contracts known as treaties under which all risks meeting prescribed criteria are automatically covered. A substantial portion of the Group's ceded reinsurance is on a quota share basis with a subsidiary of the Sun Group. Most of the remaining reinsurance arrangements consist of excess of loss and catastrophe contracts with other insurers or reinsurers which protect against a specified part or all of certain types of losses over stipulated amounts arising from any one occurrence or event. In some instances, reinsurance is effected by negotiation on individual risks. The amount of each risk retained by the Group is subject to maximum limits which vary by line of business and type of coverage. Retention limits are continually reviewed and are revised periodically as the Group's capacity to underwrite risks changes. Reinsurance contracts do not relieve the Group of its obligation to the policyholders.

     The collectibility of reinsurance is subject to the solvency of the reinsurers. The Group is selective in regard to its reinsurers, placing reinsurance with only those reinsurers with strong balance sheets and superior underwriting ability. The Group monitors the financial strength of its reinsurers on an ongoing basis. As a result, uncollectible amounts have not been significant.

     The severity of recent catastrophes, particularly Hurricane Andrew in 1992, has demonstrated to insurers, including the Group, that assumptions on the damage potential of catastrophes have been too optimistic. The Group maintains records showing concentrations of risks in catastrophe prone areas such as California (earthquakes and brush fires) and the Southeast coast of the United States (hurricanes). The Group continually assesses its concentration of underwriting exposures in catastrophe prone areas. The Group is continuing to develop strategies which will further limit the aggregation of exposure in any one catastrophic event.

     The catastrophe reinsurance market has suffered large losses in recent years. As a result, the reinsurance market's capacity was substantially reduced in 1993 and the cost of available coverages rose significantly. In response, the Group has increased its retention levels for individual catastrophe losses. The effect on the Group's exposure to future catastrophe losses will depend on the severity of such losses.

  Unpaid Claims and Claim Adjustment Expenses and Related Amounts Recoverable from Reinsurers

     Insurance companies are required to make provision in their accounts for the ultimate costs (including claim adjustment expenses) of claims which have been reported but not settled and of claims which have been incurred but not reported as well as for the portion of such provision that will be recovered from reinsurers.

     The process of establishing the liability for unpaid claims and claim adjustment expenses is an imprecise science subject to variables that are influenced by both internal and external factors. This is true because claim settlements to be made in the future will be impacted by changing rates of inflation (particularly medical cost inflation) and other economic conditions, changing legislative, judicial and social environments and changes in the Group's claim handling procedures. In many liability cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to the Group and the settlement of the loss. Approximately 50% of the Group's unpaid claims and claim adjustment expenses are provided for IBNR--claims which have not yet been reported to the Group, some of which were not yet known to the insured, and future development on reported claims. In spite of this imprecision, financial reporting requirements dictate that insurance companies report a single amount as the estimate of unpaid claims and claim adjustment expenses as of each evaluation date. These estimates are continually reviewed and updated. Any resulting adjustments are reflected in current operating results.

     The Group's estimates of losses for reported claims are established judgmentally on an individual case basis. Such estimates are based on the Group's particular experience with the type of risk involved and its knowledge of the circumstances surrounding each individual claim. These estimates are reviewed on a regular basis or as additional facts become known. The reliability of the estimating process is monitored through comparison with ultimate settlements.

     The Group's estimates of losses for unreported claims are principally derived from analyses of historical patterns of the development of paid and reported losses by accident year for each class of business. This process relies on the basic assumption that past experience, adjusted for the effects of current developments and likely trends, is an appropriate basis for predicting future events. For certain classes of business where anticipated loss experience is less predictable because of the small number of claims and/or erratic claim severity patterns, the Group's estimates are based on both expected and actual reported losses. Salvage and subrogation estimates are developed from patterns of actual recoveries.

     The Group's estimates of unpaid claim adjustment expenses are based on analyses of the relationship of projected ultimate claim adjustment expenses to projected ultimate losses for each class of business. Claims staff has discretion to override these expense formulas either upward or downward where judgment indicates such action is appropriate.

     In 1993, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. SFAS No. 113 establishes the conditions required for a contract with a reinsurer to be accounted for as reinsurance and prescribes accounting and reporting standards for those contracts. SFAS No. 113 requires that reinsurance recoverable on unpaid claims be reported separately as an asset on the balance sheet rather than the previous practice of reducing the liability for unpaid claims and claim adjustment expenses by such amount.

     The Group's estimates of reinsurance recoverable related to reported and unreported claims and claim adjustment expenses, which represent the portion of such liabilities that will be recovered from reinsurers, are determined in a manner consistent with the liabilities associated with the reinsured policies.

     The anticipated effect of inflation is implicitly considered when estimating liabilities for unpaid claims and claim adjustment expenses. Estimates of the ultimate value of all unpaid claims are based in part on paid losses, which reflect actual inflation. Inflation is also reflected in estimates established on reported open claims which, when combined with paid losses, form another basis to derive estimates of reserves for all open claims. There is no precise method for subsequently evaluating the adequacy of the consideration given to inflation, since claim settlements are affected by many factors.

     The following table provides a reconciliation of the beginning and ending liability for unpaid claims and claim adjustment expenses, net of reinsurance recoverable, and a reconciliation of the ending net liability to the corresponding liability on a gross basis for the years ended December 31, 1993, 1992 and 1991.

                                                                  YEARS ENDED DECEMBER 31
                                                              ------------------------------
                                                                1993       1992       1991
                                                              --------   --------   --------
                                                                       (IN MILLIONS)
    Net liability, beginning of year........................  $5,267.6   $4,743.9   $4,301.1
                                                              --------   --------   --------
    Net incurred claim and claim adjustment expenses
      Provision for claims occurring in the current year....   2,214.3    2,125.7    1,970.2
      Increase in prior years' claims estimate relating to
         an agreement for the settlement of asbestos-related
         litigation.........................................     675.0         --         --
      Decrease in estimates for other claims occurring in
         prior years........................................     (10.2)     (27.6)     (28.8)
                                                              --------   --------   --------
                                                               2,879.1    2,098.1    1,941.4
                                                              --------   --------   --------
    Net payments for claims occurring in
      Current year..........................................     656.8      643.2      579.5
      Prior years...........................................   1,039.9      931.2      919.1
                                                              --------   --------   --------
                                                               1,696.7    1,574.4    1,498.6
                                                              --------   --------   --------
    Net liability, end of year..............................   6,450.0    5,267.6    4,743.9
    Reinsurance recoverable, end of year....................   1,785.4    1,953.3    1,847.4
                                                              --------   --------   --------
    Gross liability, end of year............................  $8,235.4   $7,220.9   $6,591.3
                                                              ========   ========   ========

     In 1993, Pacific Indemnity entered into a global settlement agreement with Continental Casualty Company (a subsidiary of CNA Financial Corporation), Fibreboard Corporation, and attorneys representing claimants against Fibreboard for all future asbestos-related bodily injury claims against Fibreboard. This settlement relates to an insurance policy issued to Fibreboard by Pacific Indemnity in 1956. Pacific Indemnity and Continental Casualty reached a separate agreement for the handling of all pending asbestos-related bodily injury claims against Fibreboard. Prior to the settlement, the Group had paid $40 million and had existing loss reserves of $545 million to cover a portion of its obligation under these agreements. This amount included $300 million of IBNR reserves which were not previously classified as specific reserves for asbestos claims since it was management's belief that doing so would increase the demands of plaintiffs' attorneys. At the time the settlement was negotiated, the Group increased its loss reserves by $675 million. The Fibreboard settlement is further discussed in
Item 7 of this report on pages 23 and 24.

     As a result of the $675 million increase, in 1993, the estimated liability for unpaid claims and claim adjustment expenses, net of reinsurance recoverable, as established at the previous year-end was deficient by $664.8 million. This compares with favorable development of $27.6 million and $28.8 million during 1992 and 1991, respectively. Such deficiency and redundancies were reflected in the Group's operating results in these respective years. Excluding the $675 million, the Group experienced favorable development of $10.2 million in 1993. Each of the past three years benefited from favorable claim frequency and severity trends for certain liability classes; this was offset each year in varying degrees by increases in unpaid claims and claim adjustment expenses relating to asbestos and toxic waste claims.

     Unpaid claims and claim adjustment expenses, net of reinsurance recoverable, increased 22% in 1993, after increases of 11% and 10% in 1992 and 1991, respectively. The significant increase in 1993 was primarily due to the $675 million increase related to the Fibreboard settlement. Excluding this $675 million, reserves increased by 10% in 1993. Substantial reserve growth has occurred each year in those liability coverages, primarily excess liability and executive protection, that have delayed loss reporting and extended periods of settlement. These coverages have become a more significant portion of the Group's business in recent years. The Group continues to emphasize early and accurate reserving, inventory management of claims and suits, and control of the dollar value of settlements. The number of outstanding claims at year-end 1993 was approximately 7% lower than the number at year-end 1992. This decrease was due primarily to the settlement during 1993 of the large number of open claims at December 31, 1992 relating to Hurricane Andrew and the December 1992 storm in the Northeast.

     The uncertainties relating to unpaid claims, particularly for asbestos and toxic waste claims on insurance policies written many years ago, are discussed in Item 7 of this report on pages 23 through 25.

     There were approximately 4,000 asbestos and toxic waste claims outstanding at December 31, 1993 and 1992 compared with approximately 5,000 claims outstanding at December 31, 1991. The decrease in 1992 was primarily the result of fewer asbestos-related new arisings as well as increases in bulk settlements and closed claims relating to asbestos claims. The following table provides a reconciliation of the beginning and ending liability for unpaid claims and claim adjustment expenses, net of reinsurance recoverable, related to asbestos and toxic waste claims for the years ended December 31, 1993, 1992 and 1991. Reinsurance recoveries related to asbestos and toxic waste claims are not significant.

                                                                   YEARS ENDED DECEMBER 31
                                                               ------------------------------
                                                                 1993        1992       1991
                                                               --------     ------     ------
                                                                        (IN MILLIONS)
        Net liability, beginning of year.....................  $  435.4     $370.6     $334.6
        Net incurred claim and claim adjustment
          expenses
          Increase in reserves related to the
             Fibreboard settlement...........................     675.0         --         --
          IBNR reserves reclassified as reserves specifically
             related to the Fibreboard settlement............     300.0         --         --
          Other..............................................     100.7      119.9       87.8
        Net payments for claims..............................      78.2       55.1       51.8
                                                               --------     ------     ------
        Net liability, end of year...........................  $1,432.9     $435.4     $370.6
                                                               ========     ======     ======


     During 1984, the Group discontinued writing medical malpractice business. The Group entered into a stop loss reinsurance agreement, effective year-end 1985, which provides that the reinsurer will pay up to $285 million of losses and allocated loss adjustment expenses for this discontinued class of business in excess of the initial $225 million to be paid by the Group subsequent to December 31, 1985. The agreement also provides that the Group may elect to commute the remaining liability from the reinsurer as of December 31, 1995 and receive payment, at that time, of an amount determined by the agreement. The cost of this reinsurance was $173.5 million.

     Since the effective date of this agreement, the Group has paid an aggregate of $249.9 million of medical malpractice losses and loss adjustment expenses and has recovered the amount in excess of $225 million from the reinsurer. The amount of paid losses is approximately 55% of what was anticipated at the time the business was reinsured eight years ago. As a result of the favorable loss experience over this extended period, the Group reduced both its gross medical malpractice liability for unpaid claims and claim adjustment expenses and the related reinsurance recoverable by approximately $125 million in 1993. At that time, the Group announced its intention to exercise the election to commute the stop loss reinsurance agreement. The commutation will result in a return premium to the Group of approximately $125 million, which was recognized in 1993.

     The table on page 9 presents the subsequent development of the estimated year-end liability for unpaid claims and claim adjustment expenses, net of reinsurance recoverable, for the ten years prior to 1993. The top line of the table shows the estimated liability for unpaid claims and claim adjustment expenses recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and loss adjustment expenses for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Group. The upper section of the table shows the reestimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims for each individual year. The increase or decrease is reflected in the current year's operating results.

     The "cumulative deficiency" as shown in the table represents the aggregate change in the reserve estimates from the original balance sheet dates through December 31, 1993. The amounts noted are cumulative in nature; that is, an increase in a loss estimate that related to a prior period occurrence generates a deficiency in each intermediate year. For example, a deficiency recognized in 1993 relating to losses incurred prior to December 31, 1983, such as that related to the Fibreboard settlement, would be included in the cumulative deficiency amount for each year in the period 1983 through 1992. Yet, the deficiency would be reflected in operating results only in 1993. The effect of changes in estimates of the liabilities for claims occurring in prior years on income before income taxes in each of the past three years is shown in the reconciliation table on page 6.

     A substantial portion of the cumulative deficiencies in liability estimates from 1983 through 1992 relates to additional provisions for asbestos and toxic waste claims, particularly the Fibreboard settlement. The cumulative deficiencies in the 1983 through 1985 columns were also due to additional provisions for medical malpractice claims as well as the substantially increased severity and complexity of liability claims. The cumulative deficiencies experienced relating to asbestos and toxic waste claims were, to varying degrees, the result of: (1) an increase in the actual number of claims filed;
(2) an increase in the number of unasserted claims estimated; (3) an increase in the severity of actual and unasserted claims; and (4) an increase in litigation costs associated with such claims.

     Conditions and trends that have affected development of the liability for unpaid claims and claim adjustment expenses in the past will not necessarily recur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on the data in this table.

     The lower section of the table on page 9 shows the cumulative amount paid with respect to the reestimated liability as of the end of each succeeding year. For example, in the 1983 column, as of December 31, 1993 the Group had paid $1,707.6 million of the currently estimated $3,142.9 million of claims and claim adjustment expenses that were unpaid at the end of 1983; thus, an estimated $1,435.3 million of losses incurred through 1983 remain unpaid as of December 31, 1993, most of which relates to the Fibreboard settlement.

     Members of the Group are required to file annual statements with state insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). In 1993, the Group amended its statutory basis of accounting to reflect salvage and subrogation recoveries on an accrual basis as a reduction of the liability for unpaid claims and claim adjustment

           ANALYSIS OF CLAIM AND CLAIM ADJUSTMENT EXPENSE DEVELOPMENT
                        (NET OF REINSURANCE RECOVERABLE)

                                                                           DECEMBER 31
                                -------------------------------------------------------------------------------------------------
YEAR ENDED                       1983     1984     1985     1986     1987     1988     1989     1990     1991     1992     1993
                                -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
                                                                          (IN MILLIONS)
Net Liability for Unpaid Claims
 and Claim Adjustment
 Expenses...................... $1,112.8 $1,306.9 $1,602.2 $2,141.3 $2,818.6 $3,374.3 $3,880.1 $4,301.1 $4,743.9 $5,267.6 $6,450.0

Net Liability Reestimated as
  of:
  One year later............... 1,208.7  1,495.6  1,814.6  2,238.6  2,776.9  3,360.5  3,846.2  4,272.3  4,716.3  5,932.4
  Two years later.............. 1,379.5  1,660.6  1,989.3  2,313.9  2,835.9  3,336.0  3,854.2  4,244.7  5,368.5
  Three years later............ 1,486.5  1,817.6  2,108.5  2,433.2  2,831.0  3,359.8  3,839.8  4,933.0
  Four years later............. 1,595.8  1,901.4  2,231.2  2,493.3  2,891.7  3,385.1  4,567.4
  Five years later............. 1,651.8  2,005.6  2,353.4  2,585.8  2,961.0  4,203.9
  Six years later.............. 1,738.2  2,093.6  2,433.5  2,687.2  3,897.2
  Seven years later............ 1,816.1  2,176.6  2,569.0  3,745.2
  Eight years later............ 1,891.5  2,322.5  3,673.4
  Nine years later............. 2,040.9  3,441.6
  Ten years later.............. 3,142.9

Cumulative Deficiency*......... 2,030.1  2,134.7  2,071.2  1,603.9  1,078.6    829.6    687.3    631.9    624.6    664.8**

Cumulative Amount of
 Net Liability Paid as of:
  One year later...............   465.9    585.7    658.4    651.3    694.7    761.6    880.4    919.1    931.2  1,039.9
  Two years later..............   765.7    941.1  1,058.1  1,061.6  1,108.3  1,226.3  1,383.9  1,407.2  1,479.9
  Three years later............   996.8  1,207.0  1,356.7  1,362.9  1,419.1  1,555.1  1,715.9  1,808.7
  Four years later............. 1,168.5  1,397.3  1,568.5  1,595.7  1,651.6  1,778.8  1,958.6
  Five years later............. 1,287.2  1,544.1  1,730.0  1,775.3  1,818.2  1,966.1
  Six years later.............. 1,386.1  1,646.7  1,867.6  1,907.1  1,961.9
  Seven years later............ 1,459.3  1,756.4  1,971.4  2,032.9
  Eight years later............ 1,547.7  1,841.8  2,085.5
  Nine years later............. 1,620.9  1,937.1
  Ten years later.............. 1,707.6

- ---------------
 * The cumulative deficiencies for the years 1983 through 1992 include the effect of the increase in the liability for unpaid claims and claim adjustment expenses related to the Fibreboard settlement.

** The medical malpractice gross liability for unpaid claims and claim adjustment expenses and the related reinsurance recoverable were both reduced by approximately $125 million in 1993. Excluding the effect of this item, the deficiency resulting from the reestimation of the December 31, 1992 liability for unpaid claims and claim adjustment expenses as of December 31, 1993 on a gross basis was not significantly different from that on a net basis.

expenses. Prior to 1993, salvage and subrogation recoveries were recorded on a cash basis in the statutory basis financial statements. The differences between the liability for unpaid claims and claim adjustment expenses, net of reinsurance recoverable, reported in the accompanying consolidated financial statements in accordance with generally accepted accounting principles (GAAP) and that reported in the annual statutory statements are as follows:

                                                                      DECEMBER 31
                                                                 ---------------------
                                                                   1993         1992
                                                                 --------     --------
                                                                    (IN MILLIONS)
        Net liability reported on a statutory basis............  $6,435.8     $5,475.1
        Additions (Reductions):
          Medical malpractice stop loss reinsurance reserve....     (88.5)      (216.3)
          Salvage and subrogation recoveries recorded on a cash
             basis for statutory and on an accrual basis for
             GAAP in 1992......................................        --        (60.3)
          Other reserve differences............................     102.7         69.1
                                                                 --------     --------
        Net liability reported on a GAAP basis.................  $6,450.0     $5,267.6
                                                                 ========     ========

  Investments

     For each member of the Group, current investment policy is implemented by management which reports to its Board of Directors.

     The main objective of the investment portfolio of the Group is to provide maximum support to the insurance underwriting operations. To accomplish this, the investment function must be highly integrated with the operating functions and capable of responding to the changing conditions in the marketplace. Investment strategies are developed based on a variety of factors including underwriting results and the Group's resulting tax position, fluctuations in interest rates and regulatory requirements.

     The investment portfolio of the Group is primarily composed of high quality bonds, principally tax-exempt, U.S. Treasury, government agency and corporate issues. In addition, the portfolio includes common stocks held primarily with the objective of capital appreciation.

     In 1993 and 1992, the Group invested new cash primarily in tax-exempt bonds. In each year the Group tried to achieve the appropriate mix in its portfolio to balance both investment and tax strategies. In 1993, the Group reduced its taxable bond portfolio by $225 million and increased its short term investments so that funds are readily available to pay amounts related to the Fibreboard settlement. At December 31, 1993, 75% of the Group's fixed maturity portfolio was invested in tax-exempt bonds compared with 71% at the previous year-end.

     The investment results of the Group for each of the past three years are shown in the following table.

                                                                                            CHANGE IN
                       AVERAGE                         PERCENT EARNED                       UNREALIZED
                      INVESTED      INVESTMENT     -----------------------    REALIZED     APPRECIATION
YEAR                  ASSETS(a)     INCOME(b)      BEFORE TAX    AFTER TAX    GAINS(c)        (c)(d)
- ----                  ----------   ------------    ----------    ---------    --------     ------------
                                                       (IN THOUSANDS)
1991................  $6,692,199     $466,081          7.0%         5.9%      $ 50,656       $ 87,553
1992................   7,427,017      490,183          6.6          5.7         96,704        (38,585)
1993................   8,085,302      529,591          6.6          5.6        172,925         51,842

- ---------------
     (a) Average of amounts at beginning and end of calendar year.

     (b) Investment income after deduction of investment expenses, but before applicable income tax, excluding income from rental of real estate and fixed assets.

     (c) Before applicable income tax.

     (d) Relates to equity securities.

CHUBB & SON INC.

     Chubb & Son Inc., a wholly-owned subsidiary of the Corporation, was incorporated in 1959 under the laws of New York as a successor to the partnership of Chubb & Son which was organized in 1882 by Thomas Caldecot Chubb to act as underwriter and manager of insurance companies. Chubb & Son Inc. is the manager of Federal, Vigilant, Great Northern, Chubb New Jersey, Chubb Custom and Chubb National. Chubb & Son Inc. also provides certain services to Pacific Indemnity and other members of the Property and Casualty Insurance Group for which it is reimbursed.

     Acting subject to the supervision and control of the Boards of Directors of the members of the Group, Chubb & Son Inc. provides day to day executive management and operating personnel and makes available the economy and flexibility inherent in the common operation of a group of insurance companies. In addition, Chubb & Son Inc. arranges for the exchange of reinsurance between members of the Group.

     Chubb & Son Inc. is the United States manager for Samsung Fire & Marine Insurance Company, Ltd. (formerly known as Ankuk Fire & Marine Insurance Company, Ltd.). Through December 31, 1993, Chubb & Son Inc. managed the aviation departments of certain other insurance companies. Effective January 1, 1994, Associated Aviation Underwriters, Inc., a company 50% owned by Chubb and Son Inc., assumed management of this aviation business.

LIFE AND HEALTH INSURANCE GROUP

     The Life and Health Insurance Group (Life Group) includes Chubb Life Insurance Company of America (Chubb Life) and its wholly-owned subsidiaries, The Colonial Life Insurance Company of America (Colonial) and Chubb Sovereign Life Insurance Company (Sovereign).

     The Life Group, which markets a wide variety of insurance and investment products, is principally engaged in the sale of personal and group life and health insurance as well as annuity contracts. These products, some of which combine life insurance and investment attributes, include traditional insurance products such as term, whole life, and accident and health insurance, as well as fixed premium interest-sensitive life, universal life and variable universal life insurance and mutual funds. The target market of the Life Group is small-to medium-sized business establishments and those people, often the proprietors of such businesses, whose needs for financial planning are more complex and diverse than average.

     One or more of the companies in the Life Group are licensed and transact business in each of the 50 states, the District of Columbia, Puerto Rico, Guam and the Virgin Islands. Personal life and health insurance is marketed primarily through approximately 1,400 personal producing general agents and 20,600 brokers. Group life and health insurance is marketed through approximately 9,100 brokers.

     The executive, accounting, actuarial and administrative activities of the Life Group other than Sovereign are located at the Chubb Life headquarters in Concord, New Hampshire. Sovereign's activities are administered both in Concord and Santa Barbara, California. The group insurance operations are mainly located in Parsippany, New Jersey. Personal insurance operations are in Concord, Santa Barbara and Chattanooga, Tennessee.

     The following tables present highlights of the Life Group.

                            LIFE INSURANCE IN-FORCE*

                              PERSONAL
              ----------------------------------------
                PARTICIPATING      NON-PARTICIPATING            GROUP                 TOTAL
              -----------------   --------------------   -------------------   --------------------
YEAR          AMOUNT    PERCENT     AMOUNT     PERCENT     AMOUNT    PERCENT     AMOUNT     PERCENT
- ----          -------   -------   -----------  -------   ----------  -------   -----------  -------
                                                 (IN THOUSANDS)
1991......    $95,079      .2%    $34,565,026    83.3%   $6,842,363    16.5%   $41,502,468    100%
1992......     88,001      .2      39,950,972    86.0     6,415,545    13.8     46,454,518    100
1993......     81,278      .1      47,740,633    88.0     6,460,954    11.9     54,282,865    100

- ---------------
     * Before deduction for reinsurance ceded.

                  PREMIUM AND POLICY CHARGE REVENUES BY CLASS

                                  PERSONAL                                           GROUP
           -------------------------------------------------------   -------------------------------------
                                  ACCIDENT AND                                             ACCIDENT AND
             ORDINARY LIFE           HEALTH           ANNUITIES            LIFE               HEALTH
           ------------------   ----------------   ---------------   ----------------   ------------------
YEAR        AMOUNT   PERCENT    AMOUNT   PERCENT   AMOUNT  PERCENT   AMOUNT   PERCENT    AMOUNT   PERCENT
- ----       -------   -------    ------   -------   ------  -------   ------   -------    ------   -------
                                                   (IN THOUSANDS)
1991...... $171,903     27.1%   $17,449     2.7%   $2,378      .4%   $44,852     7.1%   $397,434     62.7%
1992......  192,202     27.9     18,558     2.7     2,938      .4     44,389     6.4     431,086     62.6
1993......  216,591     27.0     19,121     2.4     4,294      .5     47,041     5.9     514,189     64.2

                    REVENUES, ASSETS AND CAPITAL AND SURPLUS

                                          TOTAL
                                         PREMIUMS         GROSS                         CAPITAL
                                        AND POLICY      INVESTMENT                        AND
YEAR                                     CHARGES          INCOME         ASSETS         SURPLUS
- ----                                    ----------      ----------      ---------       --------
                                                             (IN THOUSANDS)
1991.................................    $634,016        $177,654      $2,951,704       $673,981
1992.................................     689,173         192,748       3,150,630        736,801
1993.................................     801,236         205,891       3,529,802        758,419

     The main objective of the investment portfolio of the Life Group is to earn a rate of return in excess of that required to satisfy the obligations to policyholders and to cover expenses. The portfolio of the Life Group is comprised primarily of mortgage-backed securities and corporate bonds. The Life Group invests predominantly in investment grade, current coupon fixed-income securities with stable cash flow characteristics and maturities which are consistent with life insurance reserve requirements. The investment strategy emphasizes maintaining portfolio quality while achieving competitive investment yields. The investment results of the Life Group for each of the past three years are shown in the following table.

                                                                                       CHANGE IN
                                AVERAGE                                               UNREALIZED
                               INVESTED       INVESTMENT     PERCENT    REALIZED     APPRECIATION
YEAR                           ASSETS(a)      INCOME(b)      EARNED     GAINS(c)        (c)(d)
- ----                           ---------      ----------     ------     --------    ---------------
                                                          (IN THOUSANDS)
1991........................  $1,996,103       $174,870        8.8%     $ 4,629          $7,023
1992........................   2,136,161        189,500        8.9       13,288           2,783
1993........................   2,341,028        202,771        8.7       22,056           4,720

- ---------------

     (a) Average of amounts at beginning and end of calendar year.

     (b) Investment income after deduction of investment expenses, but before applicable income tax, excluding income from real estate.

     (c) Before applicable income tax.

     (d) Relates to equity securities.

  Reinsurance

     The companies in the Life Group, in accordance with common industry practice, reinsure portions of the life insurance risks they underwrite with other companies. At the present time, the maximum amount of life insurance retained on any one life by the Life Group is $1,250,000, excluding accidental death benefits. Including accidental death benefits, the Life Group accepts a maximum net retention of $1,400,000.

  Policy Liabilities

     Premium receipts from universal life and other interest-sensitive contracts are established as policyholder account balances. Charges for the cost of insurance and policy administration are assessed against the policyholder account balance. The amount remaining after such charges represents the policy liability before applicable surrender charges. Benefit reserves on individual life insurance contracts with fixed and guaranteed premiums and benefits are computed so that amounts, with additions from actuarial net premiums to be received and with interest on such reserves compounded annually at certain assumed rates, will be sufficient to meet expected policy obligations.

In accordance with generally accepted accounting principles, certain additional factors are considered in the reserve computation as more fully set forth in Note (1)(e) of the notes to consolidated financial statements incorporated by reference from the Corporation's 1993 Annual Report to Shareholders.

     Group life reserves represent the unearned premium. Group medical reserves are computed utilizing "lag and adjusted lag" methods. These methods take into account historical claim experience and adjust for current medical inflation and changes in claim backlog.

REAL ESTATE DEVELOPMENT GROUP

     The Real Estate Development Group (Real Estate Group) is composed of Bellemead Development Corporation and its subsidiaries. The Real Estate Group is involved with commercial and residential real estate development.

     The Real Estate Group develops real estate properties itself rather than through third party developers. It is distinguished from most other real estate developers in that it coordinates all phases of the development process from concept to completion. The services offered to its customers include land acquisition, site planning, architecture, engineering, construction, financing, marketing and property management. Upon completion of development, the properties may be either owned and operated for the Real Estate Group's own account or sold to third parties. The Real Estate Group directly manages virtually all of the properties which it either owns or has sold and retained interests in through secured loans. The Real Estate Group's continuing investment interests in joint ventures generally consist of the ownership and lease of the underlying land and the management and operation of the buildings.

     The Real Estate Group's commercial development activities center around acquiring suburban, multi-site land parcels in locations considered prime for office development, and then developing the land in progressive stages. The Real Estate Group's activities include a few metropolitan office building projects. Commercial development activities are primarily in northern and central New Jersey with additional operations in Connecticut, Florida, Illinois, Maryland, Michigan, Pennsylvania and Texas.

     The Real Estate Group owns 4,455,000 square feet of office and industrial space, of which 87% is leased. The Real Estate Group has varying interests in an additional 6,080,000 square feet of office and industrial space which is 92% leased.

     Residential development activities of the Real Estate Group are primarily in central Florida.

     The Real Estate Group currently has undeveloped land holdings of approximately 4,600 acres, with primary holdings in New Jersey and Florida and lesser holdings in six additional states.

REGULATION, PREMIUM RATES AND COMPETITION

     The Corporation is a holding company primarily engaged in the insurance business and is therefore subject to regulation by certain states as an insurance holding company. California, Indiana, Minnesota, New Hampshire, New Jersey, New York and all other states have enacted legislation which regulates insurance holding company systems such as the Corporation and its subsidiaries. This legislation generally provides that each insurance company in the system is required to register with the department of insurance of its state of domicile and furnish information concerning the operations of companies within the holding company system which may materially affect the operations, management or financial condition of the insurers within the system. All transactions within a holding company system affecting insurers must be fair and equitable. Notice to the insurance commissioners is required prior to the consummation of transactions affecting the ownership or control of an insurer and of certain material transactions between an insurer and any person in its holding company system and, in addition, certain of such transactions cannot be consummated without the commissioners' prior approval.

  Property and Casualty Insurance

     The Property and Casualty Insurance Group is subject to regulation and supervision in the states in which it does business. In general, such regulation is for the protection of policyholders rather than shareholders. The extent of such regulation varies but generally has its source in statutes which delegate regulatory, supervisory and administrative powers to a department of insurance. The regulation, supervision and administration relate to, among other things, the standards of solvency which must be met and maintained; the licensing of insurers and their agents; restrictions on insurance policy terminations; unfair trade practices; the nature of and limitations on investments; premium rates; restrictions on the size of risks which may be insured under a single policy; deposits of securities for the benefit of policyholders; approval of policy forms; periodic examinations of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of companies or for other purposes; limitations on dividends to policyholders and shareholders; and the adequacy of provisions for unearned premiums, unpaid claims and claim adjustment expenses, both reported and unreported, and other liabilities.

     In December 1993, the National Association of Insurance Commissioners adopted a risk-based capital formula for property and casualty insurance companies. This formula will be used by state regulatory authorities to identify insurance companies which may be undercapitalized and which merit further regulatory attention. The formula prescribes a series of risk measurements to determine a minimum capital amount for an insurance company, based on the profile of the individual company. The ratio of a company's actual policyholders' surplus to its minimum capital requirement will determine whether any state regulatory action is required. The risk-based capital requirement will be applicable to property and casualty insurance companies for the first time as of year-end 1994. Based on preliminary calculations using 1993 data, each member of the Group has more than sufficient capital to meet the risk-based capital requirement.

     Regulatory requirements applying to premium rates vary from state to state, but generally provide that rates not be "excessive, inadequate or unfairly discriminatory." Rates for many lines of business, including automobile and homeowners insurance, are subject to prior regulatory approval in many states. However, in certain states, prior regulatory approval of rates is not required for most lines of insurance which the Group underwrites. Ocean marine insurance rates are exempt from regulation.

     Subject to regulatory requirements, the Group's management determines the prices charged for its policies based on a variety of factors including claim and claim adjustment expense experience, inflation, tax law and rate changes, and anticipated changes in the legal environment, both judicial and legislative. Methods for arriving at rates vary by type of business, exposure assumed and size of risk. Underwriting profitability is affected by the accuracy of these assumptions, by the willingness of insurance regulators to grant increases in those rates which they control and by such other matters as underwriting selectivity and expense control.

     In all states, insurers authorized to transact certain classes of property and casualty insurance are required to become members of an insolvency fund. In the event of the insolvency of an insurer writing a class of insurance covered by the fund in the state, all members are assessed to pay certain claims against the insolvent insurer. Fund assessments are proportionately based on the members' written premiums for the classes of insurance written by the insolvent insurer. A portion of these assessments is recovered in certain states through premium tax offsets and policyholder surcharges. In 1993, such assessments to the members of the Group amounted to approximately $8 million. The amount of future assessments cannot be reasonably estimated.

     State insurance regulation requires insurers to participate in assigned risk plans, reinsurance facilities and joint underwriting associations, which are mechanisms to provide risks with various basic insurance coverages when they are not available in voluntary markets. Such mechanisms are most prevalent for automobile and workers' compensation insurance, but a majority of states also mandate participation in Fair Plans or Windstorm Plans, which provide basic property coverages. Some states also require insurers to participate in facilities that provide homeowners, crime and medical malpractice insurance. Participation is based upon the amount of a company's voluntary written premiums in a particular state for the classes of insurance involved. These involuntary market plans generally are underpriced and produce unprofitable underwriting results.

     In several states, insurers, including members of the Group, participate in market assistance plans. Typically, a market assistance plan is voluntary, of limited duration and operates under the supervision of the insurance commissioner to provide assistance to applicants unable to obtain commercial and personal liability and property insurance. The assistance may range from identifying sources where coverage may be obtained to pooling of risks among the participating insurers.

     The extent of insurance regulation on business outside the United States varies significantly among the countries in which the Group operates. Some countries have minimal regulatory requirements, while others regulate insurers extensively. Foreign insurers in many countries are faced with greater restrictions than domestic competitors. Such restrictions include the need to secure new licenses and compulsory cessions of reinsurance. In certain countries the Group has incorporated insurance subsidiaries locally to improve its position.

     The property and casualty insurance industry is highly competitive both as to price and service. Members of the Group compete not only with other stock companies but also with mutual companies, other underwriting organizations and alternative risk sharing mechanisms. Some competitors obtain their business at a lower cost through the use of salaried personnel rather than independent agents and brokers. Rates are not uniform for all insurers and vary according to the types of insurers and methods of operation. The Group competes for business not only on the basis of price, but also on the basis of availability of coverage desired by customers and quality of service, including claim adjustment service. The Group's products and services are generally designed to serve specific customer groups or needs and to offer a degree of customization that is of value to the insured.

     There are approximately 3,900 property and casualty insurance companies in the United States operating independently or in groups and no single company or group is dominant. According to A.M. Best, the Group is the 14th largest United States property and casualty insurance group based on 1992 net premiums written. The relatively large size and underwriting capacity of the Group make available opportunities not available to smaller companies.

     The property and casualty insurance industry has a history of cyclical performance with successive periods of deterioration and improvement over time. The industry and the Group experienced substantial underwriting losses from 1980 through 1984. Beginning in 1984, the industry and the Group were able to increase prices and tighten underwriting terms. Substantial price increases were achieved in most commercial lines from 1984 through 1986. Price competition increased in the property and casualty marketplace during 1987 and has continued through 1993, particularly in the commercial classes. In 1993, property related business experienced some rate firming in the wake of the unprecedented catastrophes of 1992; however, price increases in casualty lines continued to be difficult to achieve. The Group continues to be selective in the writing of new business and to reinforce the sound relationships with its customers who appreciate the stability, expertise and added value the Group provides. In the personal lines, the regulatory climate for obtaining rate increases continues to be difficult, particularly in the automobile class.

  Life and Health Insurance

     The members of the Life Group are subject to regulation and supervision in each state in which they do business. Such regulation and supervision is generally of the character indicated in the first two paragraphs under the preceding caption, "Property and Casualty Insurance." The risk-based capital formula for life and health insurers was first effective as of year-end 1993. Each member of the Life Group had more than sufficient capital at December 31, 1993 to meet the risk-based capital requirement.

     The Life Group operates in a highly competitive industry in which it does not hold a significant market share. The Life Group competes in the personal insurance market not only with other life insurance companies but also with other financial institutions. By offering a full line of products, including interest-sensitive and variable products, both with and without life contingencies, the Life Group meets this competition for its selected customer group. The Life Group also competes in the small group health insurance market by offering competitively priced indemnity products with comprehensive benefits, and a full line of ancillary products including group dental, life and long term disability. In 1993, the Life Group accelerated its involvement in managed care through the development of ChubbHealth Inc., a health maintenance organization that will serve the New York City metropolitan area. ChubbHealth is a joint venture with Healthsource, Inc. ChubbHealth is in the final stages of licensing and will be operational during the first half of 1994.

     Members of the Life Group also participate in insolvency funds. In 1993, insolvency fund assessments to the members of the Life Group amounted to approximately $2 million.

     There are approximately 2,000 legal reserve life insurance companies in the United States. According to the National Underwriter, a trade publication, as of January 1, 1993, Chubb Life, Colonial and Sovereign ranked 71st, 151st and 167th, respectively, among such companies based on total insurance in-force.

  Legislative and Judicial Developments

     Although the federal government and its regulatory agencies generally do not directly regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways. Current and proposed federal measures which may significantly affect the insurance business include health care reform initiatives, containment of medical care costs, limitations on health insurance premiums, toxic waste removal and liability measures, financial services deregulation, solvency regulation, employee benefits regulation, automobile safety regulation, the taxation of insurance companies, the tax treatment of insurance products and modification of the limited exemption for the business of insurance from the federal antitrust laws.

     Enacted and contemplated health care reform on both a national and state level are reshaping the health insurance industry. Federal legislation on health insurance is being considered which, if enacted, could create less favorable conditions for the health insurance industry. Significant changes are not expected to become operational for some time. It is currently not possible to predict the long term impact of health care reforms on the Life Group's business.

     Insurance companies are also affected by a variety of state and federal legislative and regulatory measures as well as by decisions of their courts that define and extend the risks and benefits for which insurance is provided. These include redefinitions of risk exposure in areas such as product liability and commercial general liability as well as extension and protection of employee benefits, including pension, workers' compensation and disability benefits.

     Regulatory concerns with insurance risk classification have increased significantly in recent years. There is continuous legislative, regulatory and judicial activity regarding the use of gender in determining premium rates and benefit payments. Also, some states have restricted the use of underwriting criteria related to Human Immunodeficiency Virus related illnesses. The Corporation's insurance subsidiaries have taken steps to limit their underwriting exposures in those jurisdictions that severely restrict underwriting freedom.

     In July 1992, New York adopted legislation implementing changes in the small employer group health insurance market. The major provisions became effective April 1, 1993. New Jersey adopted similar legislation in November 1992, which generally became effective January 1, 1994. Both laws significantly affect the manner in which the Life Group and other small group health indemnity insurers conduct business. In general, the laws create community based rating, mandate prior approval of rates by the insurance department, require open enrollment periods, limit pre-existing condition exclusions and eliminate health underwriting for insured groups with fewer than 50 covered lives. Several lawsuits have been filed by a number of insurers, including a member of the Life Group, to overturn the New York law and regulations. Certain provisions of the law have been successfully challenged; however, the New York Superintendent of Insurance has appealed such decisions. Approximately 80% of the Life Group's group health insurance premiums are written in New York and New Jersey. The Life Group has taken actions, including redesigning products and restructuring rates and sales commissions, which will allow the Life Group to remain competitive with other small employer group health indemnity insurers in New York and New Jersey.

     In 1988, voters in California approved Ballot Proposition 103, an insurance reform initiative, which is discussed in Item 7 of this report on page 22.

     In 1990, New Jersey adopted legislation imposing controls over automobile insurance risk selection, pricing, coverage and termination. The New Jersey statute also applied the state's antitrust laws to automobile insurers, abolished the deficit-ridden Automobile Joint Underwriting Association (JUA), established a Market Transition Facility (MTF) to issue automobile policies until the implementation of an assigned risk mechanism on October 1, 1992 and levied an assessment and surtax on certain insurance coverages to help defray the estimated $3 billion obligation of the JUA. Under the law, insurers must make special rate filings to recoup these added charges from their insurance customers. The MTF has also generated a deficit during its two year existence. Pursuant to statute, the deficit is required to be allocated to automobile insurers, including members of the Group, based on market share. Regulations permit insurers to apply for a surcharge to recover these allocations when paid. In December 1993, the Group entered into an agreement with the Insurance Commissioner to pay approximately $10 million as its share of the then projected deficit of $900 million. The Group's share is subject to adjustment based on any changes in the estimated deficit. The agreement also entitles the Group to a refund or credit of any payments made in the event that litigation commenced by representatives of the insurance industry challenging the Insurance Commissioner's authority to allocate the deficit to insurers is successful. Such litigation is currently pending. In March 1994, the acting Insurance Commissioner announced that the deficit had been reestimated to be approximately $1.3 billion. The Group's share of the reestimated deficit is approximately $15 million.

ITEM 2.  PROPERTIES

     The executive offices of the Corporation and the administrative offices of the Property and Casualty Group are in Warren, New Jersey. The Life Group has its administrative offices in Concord, New Hampshire; Parsippany, New Jersey; Chattanooga, Tennessee and Santa Barbara, California. The Real Estate Group's corporate headquarters is located in Roseland, New Jersey. The insurance subsidiaries maintain zonal and branch offices in major cities throughout the United States, and members of the Property and Casualty Insurance Group also have offices in Canada, Europe, Australia and the Far East. Office facilities are leased with the exception of buildings in Branchburg, New Jersey, Chattanooga and Santa Barbara, and a portion of the Life Group's home office complex in Concord. Management considers its office facilities suitable and adequate for the current level of operations. See Note (11) of the notes to consolidated financial statements incorporated by reference from the Corporation's 1993 Annual Report to Shareholders.

ITEM 3.  LEGAL PROCEEDINGS

     The Corporation and its subsidiaries are defendants in various lawsuits arising out of their businesses. It is the opinion of management that the final outcome of these matters will not materially affect the consolidated financial position of the registrant.

     Information regarding certain litigation to which property and casualty insurance subsidiaries of the Corporation are a party is included in Item 7 of this report on pages 23 and 24.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the shareholders during the last quarter of the year ended December 31, 1993.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                    YEAR OF
                                                                          AGE(a)   ELECTION(b)
Dean R. O'Hare, Chairman of the Corporation..............................    51       1972
Percy Chubb, III, Vice Chairman of the Corporation.......................    59       1971
Richard D. Smith, President of the Corporation...........................    65       1983

Randell G. Craig, Executive Vice President of Chubb Life.................    48       1994
Robert P. Crawford, Jr., Executive Vice President of the Corporation.....    52       1994
John J. Degnan, Vice Chairman and General Counsel of Chubb & Son Inc. ...    49       1994
Gail E. Devlin, Senior Vice President of the Corporation.................    55       1981
David S. Fowler, Senior Vice President of the Corporation................    48       1989
Henry G. Gulick, Vice President and Secretary of the Corporation.........    50       1975
Donn H. Norton, Executive Vice President of the Corporation..............    52       1985
Michael O'Reilly, Senior Vice President of the Corporation...............    50       1976
Robert Rusis, Senior Vice President and General Counsel of the
  Corporation............................................................    60       1990
Henry B. Schram, Senior Vice President of the Corporation................    47       1985
Theresa M. Stone, Senior Vice President of the Corporation...............    49       1990
John F. Swope, Executive Vice President of the Corporation...............    55       1985
George T. Van Gilder, Executive Vice President of Chubb & Son Inc. ......    50       1994

- ---------------

     (a) Ages listed above are as of April 26, 1994.

     (b) Date indicates year first elected or designated as an executive officer.

     All of the foregoing officers serve at the pleasure of the Board of Directors of the Corporation or listed subsidiary and have been employees of the Corporation or a subsidiary of the Corporation for more than five years except for Randell G. Craig, John J. Degnan and Theresa M. Stone. Mr. Craig joined Chubb Life in 1990 and was previously a vice president with Crown Life Insurance Company. Prior to joining Chubb & Son Inc. in 1990, Mr. Degnan was a senior partner in the New Jersey law firm of Shanley & Fisher. Ms. Stone, who joined the Corporation in 1990, was previously a principal with Morgan Stanley & Co. Incorporated.

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     Incorporated by reference from the Corporation's 1993 Annual Report to Shareholders, page 67.

ITEM 6.  SELECTED FINANCIAL DATA

     Selected financial data for the five years ended December 31, 1993 are incorporated by reference from the Corporation's 1993 Annual Report to Shareholders, pages 38 and 39.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion presents our past results and our expectations for the near term future. The supplementary financial information and consolidated financial statements and related notes, all of which are integral parts of the following analysis of our results and our financial position, are incorporated by reference from the Corporation's 1993 Annual Report to Shareholders, pages 11, 12 and 40 through 61.

     Net income amounted to $324 million in 1993 compared with $617 million in 1992 and $552 million in 1991. Net income in 1993 reflects a net charge of $357 million after taxes related to an agreement for the settlement of asbestos-related litigation and the Corporation's intention to exercise its option to commute an unrelated existing medical malpractice reinsurance agreement. Net income in 1993 also reflects a one-time charge of $20 million for the cumulative effect of adopting new accounting requirements for postretirement benefits other than pensions and for income taxes.

     Net income included realized investment gains after taxes of $152 million, $124 million and $43 million in 1993, 1992 and 1991, respectively. Decisions to sell securities are governed principally by considerations of investment opportunities and tax consequences. Thus, realized investment gains and losses may vary significantly from year to year. As a result, net income may not be indicative of our operating performance for the period.

PROPERTY AND CASUALTY INSURANCE

     Property and casualty income was significantly lower in 1993 compared with 1992 and 1991 due to a $675 million increase in loss reserves related to an agreement for the settlement of asbestos-related litigation (the "$675 million charge"), which is further described under Loss Reserves. This was partially offset by a $125 million return premium to the property and casualty insurance subsidiaries related to the Corporation's intention to exercise its option to commute an existing medical malpractice reinsurance agreement (the "$125 million return premium").

     Property and casualty income after taxes was $118 million in 1993 compared with $407 million in 1992 and $416 million in 1991. Excluding the effects of the $675 million charge and the $125 million return premium, property and casualty income after taxes was $475 million in 1993. Results for 1993 benefited from lower catastrophe losses and an increase in investment income compared with the prior year. The earnings decrease in 1992 was due to a decline in underwriting results caused by substantial catastrophe losses, including those from Hurricane Andrew, partially offset by an increase in investment income. Catastrophe losses were $89 million in 1993 compared with $175 million in 1992 and $72 million in 1991.

     Net premiums written, excluding the $125 million return premium, amounted to $3.5 billion in 1993, an increase of 9% compared with 1992, which was in turn 4% higher than 1991. Personal coverages accounted for $814 million or 23% of 1993 premiums written, standard commercial coverages for $1,202 million or 34%, specialty commercial coverages for $1,270 million or 36% and reinsurance assumed for $235 million or 7%. The marketplace continued to be competitive, particularly in the commercial classes. Property related business experienced some rate firming in 1993 in the wake of the unprecedented catastrophes of 1992, but price increases in casualty lines continued to be difficult to achieve. We have continued to be selective in the writing of new business and to reinforce the sound relationships with our customers who appreciate the stability, expertise and added value we provide.

     Due to the adverse effect of the $675 million charge, underwriting results were extremely unprofitable in 1993. The combined loss and expense ratio, the common measure of underwriting profitability, was 114.8% in 1993 compared with 101.1% in 1992 and 99.5% in 1991. Excluding the effects of the $675 million charge and the $125 million return premium, the combined loss and expense ratio was 99.0% in 1993.

     The loss ratio was 82.5% in 1993 compared with 66.7% in 1992 and 64.4% in 1991. Excluding the effects of the $675 million charge and the $125 million return premium, the loss ratio was 65.5% in 1993, continuing to reflect the favorable experience resulting from the consistent application of our underwriting standards. Losses from catastrophes represented 2.5, 5.6 and 2.4 percentage points of the loss ratio in 1993, 1992 and 1991, respectively.

     Our expense ratio was 32.3% in 1993 compared with 34.4% in 1992 and 35.1% in 1991. Excluding the effect of the $125 million return premium, the expense ratio was 33.5% in 1993. The improvement from the comparable 1992 ratio was due to lower commissions and to growth in written premiums at a somewhat greater rate than the increase in overhead expenses. The decrease in the expense ratio in 1992 was due to lower commissions. Expenses were reduced by contingent profit sharing accruals of $9 million in each of the three years relating to the medical malpractice reinsurance agreement. We anticipate a similar accrual during 1994. There will be no further profit sharing allowance under this agreement after 1994.

     The effect of Hurricane Andrew on our underwriting results in 1992 was mitigated to a great extent by our catastrophe reinsurance program. The catastrophe reinsurance market has suffered large losses in recent years. As a result, the reinsurance market's capacity was substantially reduced in 1993 and the cost of available coverages rose significantly. We responded by increasing our retention levels for individual catastrophe losses. The effect of this change on our 1993 underwriting results was not significant due to the absence of severe catastrophe losses.

PERSONAL INSURANCE

     Premiums from personal insurance increased 2% in 1993 compared with a 2% decrease in 1992. It continues to be difficult to write new homeowners and other non-automobile business due to our disciplined pricing as well as the weakness in residential real estate markets. Personal automobile premiums have remained level over the past three years as modest rate increases have offset a reduction in the number of in force policies, which is consistent with our plan to control our exposure in this class.

     Our personal insurance business produced an underwriting profit in 1993 compared with underwriting losses in 1992 and 1991. All classes contributed to the 1993 improvement. The combined loss and expense ratio was 95.8% in 1993 compared with 104.6% in 1992 and 103.1% in 1991. Underwriting results in each of these years were adversely affected by significant catastrophe losses in the homeowners class, particularly Hurricane Andrew in 1992.

     Homeowners results, excluding the impact of catastrophes, benefited in 1992 and 1993 from disciplined pricing and stable loss frequency and severity. Catastrophe losses for this class represented 13.4 percentage points of the loss ratio for 1993 compared with 25.0 percentage points in 1992 and 13.1 percentage points in 1991. Our automobile business was modestly profitable in 1993 compared with breakeven results in 1992 and unprofitable results in 1991. The improvement in 1993 was due to stable loss frequency and severity while in 1992 it was primarily due to a reduced frequency of losses. Automobile results were adversely affected each year by significant losses from the mandated business which we are required by law to accept for those individuals who cannot obtain coverage in the voluntary market. Other personal coverages, which include insurance for personal valuables and excess liability, were increasingly profitable in 1992 and 1993.

STANDARD COMMERCIAL INSURANCE

     Excluding the $125 million return premium discussed below, premiums from standard commercial insurance, which include coverages for multiple peril, casualty and workers' compensation, increased 6% in 1993 compared with 2% in 1992. The competitive market has continued to place significant pressure on rates. Premium growth in 1993 was most significant in the multiple peril class; such growth was due primarily to improved renewal retention as well as exposure growth on such renewals.

     Medical malpractice business, which we stopped writing in 1984, was reinsured effective year-end 1985. Under the provisions of the reinsurance agreement, we may elect to commute the remaining liability from the reinsurer as of December 31, 1995 and receive payment, at that time, of an amount determined by the agreement. In August 1993, the Corporation announced its intention to exercise this election. As the result of the favorable loss payment pattern in the eight years since this business was reinsured, the commutation will result in a return premium to the property and casualty insurance subsidiaries of approximately $125 million, which was recognized in the third quarter of 1993.

     Our standard commercial underwriting results were unprofitable in each of the past three years. Such results were extremely unprofitable in 1993 due to the adverse effect of the $675 million charge. The combined loss and expense ratio was 149.7% in 1993 compared with 105.7% in 1992 and 102.6% in 1991.
Excluding the effects of the $675 million charge and the $125 million return premium, the combined loss and expense ratio was 107.6% in 1993.

     Casualty results include the effects of the $675 million charge and the $125 million return premium. Excluding the effects of these items, casualty results were near breakeven in 1993 compared with profitable results in 1992 and 1991. The excess liability component deteriorated somewhat in 1993 but remained profitable due to the relative price adequacy and favorable loss experience in this class. These favorable results were offset in varying degrees in each of the past three years by increases in loss reserves on general liability business written in earlier years, particularly for asbestos-related and toxic waste claims. Results in the automobile component were modestly profitable in each of the last three years.

     Multiple peril results were similarly unprofitable in each of the last three years due to the less than adequate prices. Results in the property component of this business improved in 1993 due to a reduction in the impact of catastrophe losses. This was offset by a deterioration in the liability component that was due to an increase in the frequency and severity of losses. Results in 1992 were adversely affected by higher catastrophe losses, primarily from Hurricane Andrew and the civil disorder in Los Angeles. Catastrophe losses for this class represented 3.6 percentage points of the loss ratio for 1993 compared with 10.1 percentage points in 1992 and 1.3 percentage points in 1991.

     Workers' compensation results were extremely unprofitable in each of the past three years. Results in our voluntary business have benefited somewhat from rate increases and a reduced frequency of losses. Results in this class have been aggravated each year, but particularly in 1991, by our share of the significant losses incurred by the involuntary pools and mandatory business in which we must participate by law.

SPECIALTY COMMERCIAL INSURANCE

     Premiums from specialty commercial insurance increased 10% in 1993 compared with 11% in 1992. The growth was due primarily to rate and exposure increases in several of our smaller specialty classes. Price increases for most of our executive protection and financial fidelity coverages were difficult to achieve. Our strategy of working closely with our customers and our ability to differentiate our products has enabled us to retain a large percentage of our business.

     The specialty commercial business produced substantial underwriting profits in each of the past three years with combined loss and expense ratios of 91.0% in 1993, 90.5% in 1992 and 90.3% in 1991. Our executive protection, financial fidelity and surety results were highly profitable in each year due to favorable loss experience.

     Marine results were profitable in 1993 and 1992 compared with near breakeven results in 1991. Results in several of our smaller specialty classes deteriorated in 1993 compared with the prior two years, due primarily to an increased frequency of large losses.

REINSURANCE ASSUMED

     Premiums from reinsurance assumed, which is primarily treaty reinsurance assumed from the Sun Alliance Group plc, increased 46% in 1993 compared with 9% in 1992. The growth in 1993 was due to an increase in our participation in the business of Sun Alliance and a firming of rates in Sun Alliance's markets, primarily in the United Kingdom.

     Underwriting results for this segment, while substantially improved in 1993 due to the firming of rates, have been unprofitable in each of the last three years. The combined loss and expense ratio was 111.8% in 1993 compared with 126.9% in 1992 and 119.3% in 1991. Results in 1992 were adversely affected by our share of the substantial mortgage indemnity insurance losses experienced by Sun Alliance in the United Kingdom. Results in 1991 reflect the adverse effect on Sun Alliance of excessive price competition and a damaging recession in the United Kingdom.

REGULATORY INITIATIVES

     In 1988, voters in California approved Ballot Proposition 103, an insurance reform initiative which affects most property and casualty insurers writing business in the state. Approximately 14% of the direct business of the Corporation's property and casualty subsidiaries is written in California. Provisions of Proposition 103 would have required insurers to roll back property and casualty insurance rates for certain lines of business to 20 percent below November 1987 levels and would have required an additional 20 percent reduction in automobile rates by November 1989. In 1989, the California Supreme Court, ruling on the constitutional challenge to Proposition 103, ruled that an insurer is entitled to a fair rate of return.

     The regulations implementing the rate determination and premium rollback provisions of Proposition 103 continue to evolve. A California Superior Court decision declared invalid and void the rollback and rate review regulations proposed by the elected Insurance Commissioner. The Court decision prohibits the Commissioner from enforcing the regulations as well. The Commissioner has appealed the Superior Court decision to the California Supreme Court and the outcome of that appeal is uncertain. In a separate action, a California Court of Appeal has ruled that Proposition 103 regulations need not be submitted for approval to the California Office of Administrative Law. A petition for review has been filed with the California Supreme Court. There are at present no regulations in force or proposed which establish a final rollback formula.

     None of our property and casualty subsidiaries have been among the companies thus far ordered to refund premiums for the rollback period. Based on our analysis of the operating results of our property and casualty subsidiaries in the State of California during the rollback period, it is management's belief that it is probable that any final court decision will not result in premium refunds of a material amount by the Corporation's property and casualty subsidiaries.

LOSS RESERVES

     Loss reserves are our property and casualty subsidiaries' largest liability. At the end of 1993, gross loss reserves totaled $8.2 billion compared with $7.2 billion and $6.6 billion at year-end 1992 and 1991, respectively. Reinsurance recoverable on such loss reserves was $1.8 billion at the end of 1993 compared with $2.0 billion and $1.8 billion at year-end 1992 and 1991, respectively. Loss reserves, net of reinsurance recoverable, increased 22% in 1993, after increases of 11% and 10% in 1992 and 1991, respectively. The significant increase in 1993 was primarily due to the $675 million increase related to the settlement of asbestos-related litigation. Excluding this $675 million, loss reserves increased by 10% in 1993. Substantial reserve growth has occurred each year in those liability coverages, primarily excess liability and executive protection, that have delayed loss reporting and extended periods of settlement. These coverages have become a more significant portion of our business in recent years.

     The process of establishing loss reserves is an imprecise science and reflects significant judgmental factors. In many liability cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss and the settlement of the loss. In fact, approximately 50% of our loss reserves at December 31, 1993 were for claims that had not yet been reported to us, some of which were not yet known to the insured, and for future development on reported claims.

     Judicial decisions and legislative actions continue to broaden liability and policy definitions and to increase the severity of claim payments. As a result of this and other societal and economic developments, the uncertainties inherent in estimating ultimate claim costs on the basis of past experience have increased significantly, further complicating the already difficult loss reserving process.

     The uncertainties relating to asbestos and toxic waste claims on insurance policies written many years ago are exacerbated by judicial and legislative interpretations of coverage that in some cases have tended to erode the clear and express intent of such policies and in others have expanded theories of liability. The industry is engaged in extensive litigation over these coverage and liability issues and is thus confronted with a continuing uncertainty in its effort to quantify these exposures.

     Our most costly asbestos exposure relates to an insurance policy issued to Fibreboard Corporation by Pacific Indemnity Company in 1956. In 1993, Pacific Indemnity Company, a subsidiary of the Corporation, entered into a global settlement agreement with Continental Casualty Company (a subsidiary of CNA Financial Corporation), Fibreboard Corporation, and attorneys representing claimants against Fibreboard for all future asbestos-related bodily injury claims against Fibreboard. This agreement is subject to court approval. Pursuant to the global settlement agreement, a $1.525 billion trust fund will be established to pay future claims, which are claims that were not filed in court before August 27, 1993. Pacific Indemnity will contribute approximately $538 million to the trust fund and Continental Casualty will contribute the remaining amount. In December 1993, upon execution of the global settlement agreement, Pacific Indemnity and Continental Casualty paid their respective shares into an escrow account. Upon final court approval of the settlement, which could take up to two years or more, the amount in the escrow account, including interest earned thereon, will be transferred to the trust fund.

     All of the parties have agreed to use their best efforts to seek court approval of the global settlement agreement. Although it is likely that this agreement will be challenged, management is optimistic that the courts will approve the settlement.

     Pacific Indemnity and Continental Casualty have reached a separate agreement for the handling of all pending asbestos-related bodily injury claims against Fibreboard. Pacific Indemnity's obligation under this agreement is not expected to exceed $635 million, most of which is expected to be paid over the next two years. The agreement further provides that the total responsibility of both insurers with respect to pending and future asbestos-related bodily injury claims against Fibreboard will be shared between Pacific Indemnity and Continental Casualty on an approximate 35% and 65% basis, respectively.

     Pacific Indemnity, Continental Casualty and Fibreboard have entered into a trilateral agreement, subject to court approval, to settle all present and future asbestos-related bodily injury claims resulting from insurance policies that were, or may have been, issued to Fibreboard by the two insurers. The trilateral agreement will be triggered if the global settlement agreement is disapproved. Pacific Indemnity's obligation under the trilateral agreement is therefore similar to, and not duplicative of, that under those agreements described above.

     The trilateral agreement reaffirms portions of an agreement reached in March 1992 between Pacific Indemnity and Fibreboard. Among other matters, that 1992 agreement eliminates any Pacific Indemnity liability to Fibreboard for asbestos-related property damage claims.

     Pacific Indemnity, Continental Casualty and Fibreboard have requested a California Court of Appeal to delay its decisions regarding asbestos-related insurance coverage issues, which are currently before it and involve the three parties exclusively, while the approval of the global settlement is pending in court. Continental Casualty and Pacific Indemnity have dismissed disputes against each other which involved Fibreboard and were in litigation.

     Prior to the settlement, the Corporation's property and casualty subsidiaries had paid $40 million and had existing loss reserves of $545 million to cover a portion of their obligation under these agreements. This amount included $300 million of general liability incurred but not reported (IBNR) reserves which were not previously classified as specific reserves for asbestos claims since it was management's belief that doing so would increase the demands of plaintiffs' attorneys. Additional loss reserves of $675 million were provided in the third quarter of 1993 at the time the settlement was negotiated.

     Management believes that, as a result of the global settlement agreement and the trilateral agreement, the uncertainty of our exposure with respect to asbestos-related bodily injury claims against Fibreboard has been greatly reduced. However, if both the global settlement agreement and the trilateral agreement are disapproved, there can be no assurance that the loss reserves established for future claims would be sufficient to pay all amounts which ultimately could become payable in respect of future asbestos-related bodily injury claims against Fibreboard.

     Other than Fibreboard, our remaining asbestos exposures are mostly limited to peripheral regional defendants, principally distributors. We continue to receive new asbestos claims and new exposures on existing claims as more peripheral parties are drawn into litigation to replace the now defunct mines and bankrupt manufacturers. The recent claims are complex in that they include significant and yet unresolved liability issues. Further, we still do not know the universe of potential claims.

     Hazardous waste sites are another significant potential exposure. Under the existing "Superfund" law and similar state statutes, when potentially responsible parties (PRPs) fail to handle the clean-up, regulators will have the work done and then attempt to establish legal liability against the PRPs. The PRPs, with proper government authorization in many instances, disposed of toxic materials at a waste dump site or transported the materials to the site. Most sites have multiple PRPs. As the cost of environmental clean-up continues to grow, PRPs and others continue to file claims with their insurance carriers. Insurance policies issued to PRPs were not intended to cover the clean-up costs of pollution and, in many cases, did not intend to cover the pollution itself. Pollution was not a recognized hazard at the time many of these policies were written. In some cases, however, more recent policies specifically excluded such exposures. Ensuing litigation extends to issues of liability, coverage and other policy provisions.

     There is great uncertainty involved in estimating our liabilities related to these claims. First, the underlying liabilities of the claimants are extremely difficult to estimate. At any given clean-up site, the allocation of financial responsibility among the governmental authorities and PRPs varies greatly. Second, various courts have addressed liability and coverage issues regarding pollution claims and have reached inconsistent conclusions in their interpretation of several issues. These significant uncertainties are not likely to be resolved in the near future.

     Uncertainties also remain as to the Superfund law itself. The law, which is subject to reauthorization in 1994, has generated far more litigation than it has provided clean up. The Clinton Administration has recently unveiled its plan for rewriting the Superfund law. The proposal creates a new Superfund insurance trust and includes a new non-judicial arbitration process aimed at removing Superfund disputes from the courts. It also creates a new tax on commercial insurance companies to be used to fund the trust and to settle Superfund related lawsuits between PRPs and their insurers. It also provides for some relaxation of clean-up standards under certain conditions. We view this proposal as a positive first step. However, it does not yet come close to achieving its essential objectives -- resolving 90% of Superfund claims in litigation at a cost which is fair and affordable to the insurance industry. It is important to note that the proposal does not address non-Superfund site cases. For that reason, it does not cover all existing toxic waste litigation, for example, sites that are subject to state law only.

     Litigation costs continue to escalate, particularly for toxic waste claims. A substantial portion of the funds expended to date has been for legal fees incurred in the prolonged litigation of coverage issues. Many policies provide an indemnity policy limit but an unlimited contract for defense costs. This language in the policy sometimes leads to the payment of defense costs in sizable multiples of the policy limits.

     Reserves for asbestos and toxic waste claims cannot be estimated with traditional loss reserving techniques. Case reserves and costs of related litigation have been established where sufficient information has been developed to indicate the involvement of a specific insurance policy. In addition, IBNR reserves have been established to cover additional exposures on both known and unasserted claims. These reserves are continually reviewed and updated. Other than the $675 million increase in loss reserves related to the Fibreboard settlement and the reclassification of $300 million of general liability IBNR reserves as specific reserves for this settlement, the increase in loss reserves relating to asbestos and toxic waste claims was $101 million in 1993 compared with $120 million in 1992 and $88 million in 1991. Further increases in such reserves in 1994 and future years are possible as legal and factual issues concerning these claims are clarified, although the amounts cannot be reasonably estimated.

     During 1993, due to the $675 million increase in loss reserves related to the Fibreboard settlement, we experienced overall unfavorable development of $665 million on loss reserves established as of the previous year-end. This compares with favorable development of $28 million and $29 million in 1992 and 1991, respectively. Such deficiency and redundancies were reflected in operating results in these respective years. Excluding the effect of the $675 million increase in loss reserves related to the Fibreboard settlement, we experienced favorable development of $10 million during 1993. Each of the past three years benefited from favorable claim frequency and severity trends for certain liability classes; this was offset each year in varying degrees by increases in loss reserves relating to asbestos and toxic waste claims.

     Management believes that the aggregate loss reserves of the property and casualty subsidiaries at December 31, 1993 were adequate to cover claims for losses which had occurred, including both those known to us and those yet to be reported. In establishing such reserves, management considers facts currently known and the present state of the law and coverage litigation. However, given the expansion of coverage and liability by the courts and the legislatures in the past and the possibilities of similar interpretations in the future, particularly as they relate to asbestos and toxic waste claims, as well as the uncertainty in determining what scientific standards will be acceptable for measuring hazardous waste site clean-up, additional increases in loss reserves may emerge which may adversely affect results in future periods. This emergence cannot reasonably be estimated.

INVESTMENTS AND LIQUIDITY

     Investment income after taxes increased 8% in 1993 compared with 6% in 1992. Growth was primarily due to significant increases in invested assets, which reflected strong cash flow from operations over the period, offset in part by lower yields on new investments. The effective tax rate on our investment income was 14.7% in 1993 compared with 14.3% in 1992 and 15.3% in 1991. The increase in the effective tax rate in 1993 was due to the increase in the federal corporate tax rate from 34% to 35%, offset in part by holding a larger proportion of tax-exempt securities in our investment portfolio. In 1992, the effective tax rate decreased due to our holding a larger proportion of tax-exempt securities in our investment portfolio.

     Generally, premiums are received by our property and casualty subsidiaries months or even years before we pay the losses under the policies purchased by such premiums. These funds are used first to make current claim and expense payments. The balance is invested to augment the investment income generated by the existing portfolio. Historically, more than sufficient funds have been provided from insurance revenues to pay losses, operating expenses and dividends to the Corporation.

     Cash available for investment was approximately $480 million in 1993 compared with $655 million in 1992 and $730 million in 1991. The decrease in 1993 was due to the $538 million paid in December into an escrow account related to the Fibreboard settlement.

     The main objective of the investment portfolio of the property and casualty companies is to provide maximum support to the insurance underwriting operations. Investment strategies are developed based on many factors including underwriting results and our resulting tax position, fluctuations in interest rates and regulatory requirements.

     In 1993 and 1992, we invested new cash primarily in tax-exempt bonds. In each year we tried to achieve the appropriate mix in our portfolio to balance both investment and tax strategies. In 1993, we reduced our taxable bond portfolio by approximately $225 million and increased our short-term investments.

     The property and casualty subsidiaries have consistently invested in high quality marketable securities. Taxable bonds in our domestic portfolio comprise U.S. Treasury, government agency and corporate issues. Approximately 90% of our taxable bonds are either backed by the U.S. government or rated AA or better by Moody's or Standard & Poor's. Of the tax-exempt bonds, practically all are rated A or better, with approximately half rated AAA. Both taxable and tax-exempt bonds have an average maturity of 9 years. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations. Common stocks are high quality and readily marketable. Foreign investments are managed to provide liquidity to support insurance operations outside of the United States, while minimizing our exposure to currency fluctuations.

     The property and casualty subsidiaries maintain sufficient investments in highly liquid, short-term securities at all times to provide for immediate cash needs. At year-end 1993, such investments were at a higher than normal level so that funds are readily available to pay amounts related to the Fibreboard settlement. The Corporation maintains bank credit facilities that are available to respond to unexpected cash demands.

LIFE AND HEALTH INSURANCE

     Life and health insurance earnings after taxes were $63 million in 1993 compared with $56 million in 1992 and $51 million in 1991. Premiums and policy charges were $801 million in 1993 compared with $689 million in 1992 and $634 million in 1991.

PERSONAL INSURANCE

     Earnings from personal insurance were $37 million in 1993 compared with $34 million in 1992 and $33 million in 1991. Earnings increased in 1993 primarily due to an increase in the spread between interest earned on our invested assets and interest credited to policyholders on interest-sensitive products. Earnings in 1992 were adversely affected by higher mortality experience, primarily in our universal life and term life products. As the result of various adjustments, the tax rate on personal insurance earnings was 26%, 18% and 28% in 1993, 1992 and 1991, respectively.

     Premiums and policy charges amounted to $240 million in 1993 compared with $214 million in 1992 and $192 million in 1991. New sales of personal insurance as measured by annualized premiums were $88 million in 1993 compared with $71 million in 1992 and $54 million in 1991. Marketing initiatives conducted with our property and casualty insurance distribution system together with the increasing popularity of variable universal life products have contributed to our growth.

GROUP INSURANCE

     Earnings from group insurance were $26 million in 1993 compared with $22 million in 1992 and $18 million in 1991. Group health rate levels have kept pace with medical costs over this three year period. Group life insurance, which is primarily marketed as an ancillary product to group health insurance, contributed modestly to earnings in each of the last three years.

     Premiums were $561 million in 1993 compared with $475 million in 1992 and $442 million in 1991. New group sales as measured by annualized premiums were $323 million in 1993 compared with $118 million in 1992 and $161 million in 1991.

     Approximately 80% of our group health premiums are written in New York and New Jersey. Both states have adopted legislation which eliminates health insurance underwriting, creates community based rating and limits pre-existing condition exclusions for insured groups with fewer than 50 covered lives. As the result of this legislation, we had anticipated a reduction in premium and sales levels in 1993. However, we were able to offer a competitive product in New York, which is our major market, at a time when several insurers reduced their market share, resulting in substantial increases in premiums and sales. Sales decreased in 1992 due to our adherence to disciplined pricing as well as state legislative actions which disrupted our markets in several jurisdictions.

     We expect higher levels of competition in the small group market in 1994 and, as a result, anticipate that we will experience a reduction in premium and sales levels.

     Enacted and contemplated health care reform on both a national and state level are reshaping the health insurance industry. Federal legislation on health insurance is being considered which, if enacted, could create less favorable conditions for the health insurance industry. Significant changes are not expected to become operational for some time. It is currently not possible to predict the long term impact of health care reforms on our business.

     We believe that traditional indemnity plans will be a less viable product option in the long term for both the consumer and the companies selling such plans. Recognizing this, we have accelerated our involvement in managed care and also worked to lessen our dependence on medical premium. The most visible action we have taken in 1993 is the development of ChubbHealth Inc., a health maintenance organization that will serve the New York City metropolitan area. ChubbHealth is in the final stages of licensing and will be operational during the first half of 1994.

     We have also increased our emphasis on managed care outside New York by offering preferred provider organizations, which are networks of hospitals, clinics and doctors that offer cost savings compared with traditional indemnity plans. Ancillary coverages, like dental, long-term disability and group life, complete the product offering to this market segment.

INVESTMENTS AND LIQUIDITY

     Gross investment income increased 7% in 1993 compared with 8% in 1992. Premium receipts in excess of payments for benefits and expenses, together with investment income, continue to provide cash for new investments. New cash available amounted to $225 million in 1993 compared with $120 million in 1992 and $115 million in 1991. The increase in new cash in 1993 was due to the significant increase in group health premiums and to new single premium sales.

     In 1993 and 1992, new cash was invested primarily in mortgage-backed securities and corporate bonds. We invest predominantly in investment grade current coupon fixed-income securities with stable cash flow characteristics and maturities which are consistent with life insurance reserve requirements. Approximately 95% are investment grade and nearly half are rated AAA. We maintain sufficient funds in short-term securities to meet unusual needs for cash.

REAL ESTATE DEVELOPMENT

     Real estate operations resulted in a loss after taxes of $2 million in 1993 compared with income of $10 million in 1992 and $25 million in 1991. Earnings were adversely affected by progressively higher portions of interest costs being charged directly to expense rather than being capitalized and by provisions each year for possible uncollectible receivables related to mortgages. Results were also adversely affected in 1993 by a $3 million tax charge related to the federal corporate tax rate increase. Revenues were $161 million in 1993 compared with $150 million in 1992 and $141 million in 1991.

     Our commercial real estate activities centered around acquiring suburban, multi-site land parcels in locations considered prime for office development, and then developing the land in progressive stages. We expanded our activities to include a few metropolitan office building projects. We develop real estate properties ourselves rather than through third party developers. We are distinguished from most other real estate developers in that we coordinate all phases of the development process from concept to completion. Upon completion of development, the properties may be either owned and operated for our own account or sold to third parties. We directly manage virtually all of the properties which we either own or have sold and retained interests in through secured loans.

     Our continuing investment interests in joint ventures generally consist of the ownership and lease of the underlying land and the management and operation of the buildings. Our agreements with joint ventures to manage all aspects of the ventured properties, including debt structures, tenant leasing, and building improvements and maintenance, have put us in a strong position to protect our ongoing financial interests in the current difficult real estate environment.

     The real estate industry continues to suffer from a significantly reduced demand for real estate investment. For the past several years, the supply of available office space has exceeded the demand. The slowdown in the economy exacerbated the problem as businesses consolidated their facilities, increasing the supply of available space. While selected real estate markets have experienced increases in leasing activity and some stability in rental rates, the oversupply of available office space for lease in most markets and the resultant depressed rental rates will continue to cause downward pressure on the earnings of the real estate industry.

     In light of the current real estate market conditions, we have curtailed our construction of new office buildings in recent years. In 1991 and 1992, we completed high-rise office buildings in Washington, D.C. and New Jersey, which are currently approximately 95% leased. Also, in 1991, we acquired a 1.2 million square foot office building, which is 87% leased, and adjacent land in Dallas for approximately $200 million, which includes a $114 million assumed mortgage.

     In 1993, we focused on completing and leasing newly-constructed facilities and maintaining established properties at high occupancy levels. We also commenced construction on three new suburban office buildings in locations where there are indications of tenant interest. Other than this new construction, development activities consist almost exclusively of preconstruction type efforts such as site planning, zoning and similar activities. As a consequence, we expect revenues for the next several years to come from ongoing income from owned properties and from management and financing activities related to previously sold properties or properties held in joint ventures. This does not preclude us from entertaining proposals to purchase our properties when such offers provide a reasonable return.

     Our vacancy rates are better than the average in substantially all markets in which we operate. We have been successful in both retaining existing tenants and securing new ones and have not had significant credit problems with tenants. During 1993, a total of 1,710,000 square feet was leased compared with 1,790,000 square feet in 1992 and 1,402,000 square feet in 1991. At December 31, 1993, we owned or had interests in 10,915,000 square feet of office and industrial space. Our vacancy rate was 10% at year-end 1993 compared with 14% at year-end 1992 and 17% at year-end 1991. The high vacancy rate in 1991 was the result of several multi-year projects being completed in a difficult leasing market.

The decreases in the vacancy rate in 1992 and 1993 were due to our ability to market a significant amount of the new space which became available in 1991.

     In certain markets, renewing leases in established buildings has been difficult as newly-constructed space is available nearby at similar rates. While we have experienced significant leasing activity over the past two years, we have had to enter into multiple year leases at depressed market rental rates. This, together with the lack of construction and transaction based activity, will place continued pressure on our real estate earnings for the next several years. We expect that in 1994 a larger portion of interest costs will be charged directly to expense as a result of several recently completed projects becoming fully operational during 1993 and development activities being curtailed at some of our office parks.

     Ultimate net realizable value for real estate assets is determined based on our ability to fully recover costs through a future revenue stream supported principally by rental revenues. In many instances, there currently is not an active market for commercial real estate. Therefore, the prices which might be realized if we were forced to liquidate such properties on an immediate sale basis would probably be less than the carrying values. In light of current market conditions and our intent and ability to hold properties for the long term, our primary focus is to ensure that we can recover our costs through ownership and operation rather than sale.

     Individual buildings and development sites are analyzed on a continuing basis with estimates made of both additional costs to be incurred to complete development where necessary and the estimated revenues and operating costs of the property in the future. The time value of money is not considered in assessing revenues versus costs. Revenue assumptions take into account local market conditions with respect to the lease-up periods, occupancy rates, and current and future construction activity. There are uncertainties as to the actual realization of the assumptions relative to future revenues and future costs. However, management does not believe there is any permanent impairment in real estate carrying values.

     The loans receivable issued in connection with our joint venture activities include primarily purchase money mortgages. Such loans, which represent only 2% of consolidated assets, are generally collateralized by buildings and land. The ultimate collectibility of such loans, of which no significant amounts are due in the near term, is evaluated continuously and appropriate reserves established. Our agreements to manage all aspects of the ventured properties have played a significant role in enabling us to control potential collectibility issues related to these receivables. We have had no significant foreclosures or in-substance foreclosures. The reserve for potential uncollectible amounts was increased by $22 million in both 1993 and 1992 and $9 million in 1991, principally related to loans on selected properties currently experiencing high vacancy rates. Management believes the reserve at December 31, 1993 adequately reflects the current condition of the portfolio; however, if conditions in the real estate market do not improve, additional reserves may be required.

     The fair value of these loans receivable is estimated through the use of valuation techniques which consider the net cash flows of the properties serving as the underlying collateral for the loans. The fair value of the loans represents a point-in-time estimate that is not relevant in predicting future earnings or cash flows related to such loans. The difference between the aggregate fair value of $394 million and the carrying value of $425 million at December 31, 1993 is not expected to be realized as we intend to hold the loan portfolio to maturity.

     Our Florida residential development activities continued during 1993. All but nine units at a 181 unit mid-rise condominium project completed in 1991 have been sold. We completed construction of a 120 unit oceanfront high-rise condominium during 1992. At year-end 1993, 103 units were sold. Construction of a 104 unit mid-rise condominium project commenced in 1993 with 41 units already under contract.

     Real estate activities are funded with short-term credit instruments, primarily commercial paper, as well as term loans and debt issued by the Corporation and Chubb Capital Corporation, a subsidiary of the Corporation. The weighted average interest cost on short-term credit instruments approximated 3.3% in 1993 compared with 4.6% in 1992 and 7.2% in 1991. The interest rates on term loans ranged from 4.3% to 9.9% in 1993.

     Cash from operations combined with the ability to utilize the Corporation's commercial paper facility will provide sufficient funds for 1994. Term loans and mortgages which become due in 1994 are expected in most cases to be refinanced under similar terms.

CORPORATE

     The Corporation called for redemption on April 15, 1991 the $200 million of 5 1/2% convertible notes that were due in 1993. Prior to the redemption date, all but $85,000 of the notes were converted, resulting in the issuance of 4,687,123 shares of the Corporation's common stock.

     The Corporation has outstanding $150 million of unsecured 8 3/4% notes due in 1999. In each of the years 1995 through 1998, the Corporation will pay as a mandatory sinking fund an amount sufficient to redeem $30 million of principal.

     Chubb Capital has outstanding $100 million of unsecured 8 5/8% notes due in 1995, which are guaranteed by the Corporation. The proceeds have been used to support our real estate operations.

     In May 1991, Chubb Capital sold in the Eurodollar market $250 million of 6% subordinated notes due in 1998. The notes are guaranteed by the Corporation and exchangeable into its common stock. Of the proceeds, $150 million has been used to support our real estate operations.

     In February 1993, Chubb Capital sold $150 million of 6% notes due in 1998 and $100 million of 6 7/8% notes due in 2003. The notes are guaranteed by the Corporation. A substantial portion of the proceeds has been used to repay certain short-term debt and term loans incurred to support the real estate operations.

     In November 1991, the Corporation entered into a revolving credit agreement with a group of banks that provides for unsecured borrowings of up to $300 million. There have been no borrowings under this agreement. The agreement terminates on November 30, 1994 at which time any loans then outstanding become payable. Management anticipates that a similar credit agreement will replace this agreement.

     In November 1992, the Corporation and Sun Alliance partially reduced their investment in the shares of each other. The proceeds from our sale of Sun Alliance shares were approximately $230 million. The sales have not affected the ongoing business relationship between the Corporation's property and casualty subsidiaries and Sun Alliance.

     Investment income earned on corporate invested assets and interest expense not allocable to the operating subsidiaries are reflected in the corporate segment. Corporate income after taxes was $14 million in 1993 compared with $20 million in 1992 and $16 million in 1991.

INVESTMENT GAINS AND LOSSES

     Investment gains were realized by the Corporation and its insurance subsidiaries in 1993, 1992 and 1991. Such gains before taxes consisted of the following:

                                                                 1993       1992       1991
                                                                 ----       ----       ---
                                                                       (in millions)
    Equity securities.........................................   $ 60       $133       $ 3
    Fixed maturities..........................................    173         54        63
                                                                 ----       ----       ---
                                                                 $233       $187       $66
                                                                 ====       ====       ===

     A restructuring of the equity security portfolio begun in 1992 resulted in significant realized investment gains in 1992 and 1993. In addition, approximately $75 million of investment gains were realized in 1992 from the Corporation's partial sale of its investment in Sun Alliance.

     Equity securities are reported in our financial statements at market value. The unrealized appreciation on such securities is reflected as a separate component of shareholders' equity, net of applicable deferred income tax.

     The Corporation and its insurance subsidiaries purchase long-term fixed maturity securities which have income, duration and credit quality characteristics which fit the long-range strategic plans of our businesses. We monitor the mix of taxable and tax-exempt fixed maturity securities in order to maximize after-tax returns.

     Those fixed maturity investments which may be sold prior to maturity to support our investment strategies, such as in response to changes in interest rates and the yield curve or to maximize after-tax returns, are considered available for sale and carried at the lower of the aggregate amortized cost or market value. At each of the last three year-ends, the aggregate market value of these securities has exceeded their amortized cost. Those fixed maturities which the Corporation and its insurance subsidiaries have the ability and intent to hold to maturity are considered held for investment and carried at amortized cost.

     A primary reason for the sale of fixed maturities in each of the last three years has been to improve our after-tax portfolio yield without sacrificing quality, where market opportunities have existed to do so. Declining interest rates and the resulting appreciation of our fixed maturity securities made it difficult to adjust our portfolio during those years without realizing significant investment gains. The significantly higher gains in 1993 were due to the sale of fixed maturities in the first half of the year as part of the realignment of our portfolio and in the latter part of the year to realize gains to partially offset the reduction of statutory surplus of the property and casualty subsidiaries resulting from the decrease in earnings related to the Fibreboard settlement.

     At December 31, 1993, 1992 and 1991, the unrealized market appreciation of our fixed maturity portfolio was $736 million, $523 million and $490 million, respectively. Such unrealized appreciation was not reflected in the consolidated financial statements. The 1993 amount comprises fixed maturities with gross unrealized appreciation aggregating $771 million and those with gross unrealized depreciation aggregating $35 million.

FEDERAL INCOME TAXES

     The Omnibus Budget Reconciliation Act of 1993 was enacted in August 1993. One provision of the Act increased the federal corporate tax rate from 34% to 35%, retroactive to January 1, 1993. In addition to applying the higher tax rate to pre-tax income for 1993, the federal income tax provision for 1993 reflects the effect of the rate increase on deferred income tax assets and liabilities. This effect was a tax benefit of approximately $5 million. The effect on the various business segments was as follows:

                                                                              Tax
                                                                            Provision
                                                                            (Benefit)
                                                                          -------------
                                                                          (in millions)
        Property and casualty insurance
          Underwriting..................................................       $(11)
          Investment income.............................................          2
        Life and health insurance.......................................          1
        Real estate.....................................................          3

     In 1992, property and casualty underwriting income after taxes included a benefit of $12 million resulting from a reversal of income tax reserves based on a settlement of prior years' taxes. Life and health insurance income after taxes included similar benefits of $5 million and $3 million in 1993 and 1992, respectively.

     The Tax Reform Act of 1986 requires the property and casualty subsidiaries to discount loss reserves for tax purposes as of January 1, 1987 and provides that the initial discount on such loss reserves be excluded from taxable income. The benefit of this exclusion amounted to $7 million in 1991 and $6 million in 1992. There was no similar benefit in 1993 since, for accounting purposes, the remaining "fresh start" benefit was recognized effective January 1, 1993 as part of the cumulative effect of the change in accounting principle upon the Corporation's adoption of the new accounting requirements for income taxes.

     The Corporation's federal income tax payments for 1991 and 1992 were $160 million and $175 million, respectively. Tax payments for 1993 are expected to approximate only $80 million due to the substantial underwriting loss resulting from the increase in loss reserves related to the settlement of asbestos-related litigation.

NEW ACCOUNTING PRONOUNCEMENTS

     In 1993, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, SFAS No. 109, Accounting for Income Taxes, and SFAS No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts. These pronouncements and their effect on the consolidated financial statements are discussed in Note (2) of the Notes to Consolidated Financial Statements incorporated by reference from the Corporation's 1993 Annual Report to Shareholders.

     The Financial Accounting Standards Board has also issued SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which is effective in 1995, and SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which is effective in 1994. These pronouncements, which will affect the Corporation's consolidated financial statements when adopted, are discussed in Note (1)(o) of the Notes to Consolidated Financial Statements incorporated by reference from the Corporation's 1993 Annual Report to Shareholders.

SUBSEQUENT EVENTS

     In January 1994, the Los Angeles area experienced a major earthquake. Also, in January 1994, the Eastern and Midwestern parts of the United States experienced severe winter storms. Losses from these catastrophes are estimated to amount to $125 million net of reinsurance, including $90 million from the earthquake and $35 million from the storm activity. The effect of these catastrophe losses on after-tax earnings is expected to approximate $81 million, which will be reflected in the first quarter of 1994. Additional claims may be reported which could increase the estimate.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated financial statements of the Corporation at December 31, 1993 and 1992 and for each of the three years in the period ended December 31, 1993 and the Report of Independent Auditors thereon and the Corporation's unaudited quarterly financial data for the two-year period ended December 31, 1993 are incorporated by reference from the Corporation's 1993 Annual Report to Shareholders, pages 40 through 63.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the Corporation's Directors is incorporated by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders on April 26, 1994, pages 2 through 5. Information regarding the executive officers is included in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders on April 26, 1994, pages 14 through 30 other than the Performance Graph and the Organization and Compensation Committee Report appearing on pages 19 through 26.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders on April 26, 1994, pages 6 through 9.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders on April 26, 1994, pages 30 through 32.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1.  FINANCIAL STATEMENTS AND 2.  SCHEDULES

          The financial statements and schedules listed in the accompanying index to financial statements and financial statement schedules are filed as part of this report.

        3.  EXHIBITS

          The exhibits listed in the accompanying index to exhibits are filed as part of this report.

     (b) REPORTS ON FORM 8-K

          There were no reports on Form 8-K filed during the last quarter of the period covered by this report.

     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 33-12208 (filed June 12, 1987), 33-29185 (filed June 7, 1989), and 33-30020
(filed July 18, 1989):
            Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities
       (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS ANNUAL REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          THE CHUBB CORPORATION
                                            (REGISTRANT)
March 4, 1994

                                               By /s/ DEAN R. O'HARE
                                                  ----------------------------
                                                  (DEAN R. O'HARE, CHAIRMAN)

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

                SIGNATURE                               TITLE                           DATE
                ---------                               -----                           ----
          /s/ DEAN R. O'HARE                     Chairman, Chief Executive           March 4, 1994
          ----------------------------             Officer and Director
             (DEAN R. O'HARE)

          /s/ JOHN C. BECK                       Director                            March 4, 1994
          ----------------------------
             (JOHN C. BECK)

          /s/ PERCY CHUBB, III                   Vice Chairman, Chief Financial      March 4, 1994
          ----------------------------             Officer and Director
             (PERCY CHUBB, III)

          /s/ JOEL J. COHEN                      Director                            March 4, 1994
          ----------------------------
             (JOEL J. COHEN)

          /s/ HENRY U. HARDER                    Director                            March 4, 1994
          ----------------------------
             (HENRY U. HARDER)

          /s/ ROBERT V. LINDSAY                  Director                            March 4, 1994
          ----------------------------
             (ROBERT V. LINDSAY)

                                                 Director                            March  , 1994
         -----------------------------
            (THOMAS C. MACAVOY)

                SIGNATURE                             TITLE                           DATE
                ---------                             -----                           ----
      /s/ GERTRUDE G. MICHELSON                 Director                            March 4, 1994
      ----------------------------
         (GERTRUDE G. MICHELSON)

      /s/ EMIL MOSBACHER, JR.                   Director                            March 4, 1994
      ----------------------------
         (EMIL MOSBACHER, JR.)

      /s/ ERNESTA G. PROCOPE                    Director                            March 4, 1994
      ----------------------------
         (ERNESTA G. PROCOPE)

      /s/ FREDERIC L. ROCKEFELLER               Director                            March 4, 1994
      ----------------------------
         (FREDERIC L. ROCKEFELLER)

      /s/ WARREN B. RUDMAN                      Director                            March 4, 1994
      ----------------------------
         (WARREN B. RUDMAN)

      /s/ DAVID G. SCHOLEY                      Director                            March 4, 1994
      ----------------------------
         (DAVID G. SCHOLEY)

      /s/ LAWRENCE M. SMALL                     Director                            March 4, 1994
      ----------------------------
         (LAWRENCE M. SMALL)

      /s/ RICHARD D. SMITH                      President and Director              March 4, 1994
      ----------------------------
         (RICHARD D. SMITH)

      /s/ ROBERT G. STONE, JR.                  Director                            March 4, 1994
      ----------------------------
         (ROBERT G. STONE, JR.)

      /s/ RICHARD D. WOOD                       Director                            March 4, 1994
      ----------------------------
         (RICHARD D. WOOD)

      /s/ HENRY B. SCHRAM                       Senior Vice President and           March 4, 1994
      ----------------------------                Chief Accounting Officer
         (HENRY B. SCHRAM)

                             THE CHUBB CORPORATION

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                   COVERED BY REPORT OF INDEPENDENT AUDITORS

                                  (ITEM 14(A))

                                                            ANNUAL REPORT TO
                                                              SHAREHOLDERS          FORM 10-K
                                                                  PAGE                PAGE
                                                            ----------------      ------------
Report of Independent Auditors                                    62                 --
Consolidated Balance Sheets at December 31, 1993 and 1992         41                 --
Consolidated Statements of Income for the Years Ended Decem-
  ber 31, 1993, 1992 and 1991                                     40                 --
Consolidated Statements of Shareholders' Equity for the
  Years Ended December 31, 1993, 1992 and 1991                    42                 --
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1993, 1992 and 1991                                43                 --
Notes to Consolidated Financial Statements                        44                 --
Supplementary Information (unaudited)
     Quarterly Financial Data                                     63                 --
Schedules:
       I -- Consolidated Summary of Investments -- Other
              than Investments in Related Parties at
              December 31, 1993                                   --                 39
     III -- Condensed Financial Information of Registrant at
              December 31, 1993 and 1992 and for the Years
              Ended December 31, 1993, 1992 and 1991              --                 40
       V -- Consolidated Supplementary Insurance Information
              at and for the Years Ended December 31, 1993,
              1992 and 1991                                       --                 43
      VI -- Consolidated Reinsurance at and for the Years
              Ended December 31, 1993, 1992 and 1991              --                 44
      IX -- Consolidated Short Term Borrowings at and for
              the Years Ended December 31, 1993, 1992 and
              1991                                                --                 45
       X -- Consolidated Supplementary Property and Casualty
              Insurance Information for the Years Ended
              December 31, 1993, 1992 and 1991                    --                 46

     All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

     The consolidated financial statements and supplementary information listed in the above index, which are included in the Annual Report to Shareholders of The Chubb Corporation for the year ended December 31, 1993, are hereby incorporated by reference.

                        CONSENT OF INDEPENDENT AUDITORS

     We consent to the incorporation by reference in this Annual Report (Form 10-K) of The Chubb Corporation of our report dated February 25, 1994, included in the 1993 Annual Report to Shareholders of The Chubb Corporation.

     Our audits also included the financial statement schedules of The Chubb Corporation listed in Item 14(a). These schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     We also consent to the incorporation by reference in the Registration Statements (Form S-8: No. 33-12208, No. 33-29185, No. 33-30020, No. 33-49230 and
No. 33-49232) of our report dated February 25, 1994, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedules included in this Annual Report (Form 10-K) of The Chubb Corporation.

                                             /s/ ERNST & YOUNG
New York, New York

March 28, 1994

                             THE CHUBB CORPORATION

                                   SCHEDULE I

CONSOLIDATED SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENTS IN RELATED PARTIES

                                 (IN THOUSANDS)

                               DECEMBER 31, 1993

                                                                                    AMOUNT
                                                                                   AT WHICH
                                                   COST OR                         SHOWN IN
                                                  AMORTIZED         MARKET            THE
              TYPE OF INVESTMENT                     COST           VALUE        BALANCE SHEET
              ------------------                  ----------      ---------      -------------
Short term investments.........................  $   531,282     $   531,282      $   531,282
                                                 -----------     -----------      -----------
Fixed maturities
  Bonds
     United States Government and government
       agencies and authorities................    2,363,772       2,397,981        2,363,772
     States, municipalities and political
       subdivisions............................    5,469,480       5,986,244        5,469,480
     Foreign...................................      776,923         832,174          776,923
     Public utilities..........................      117,646         128,763          117,646
     All other corporate bonds.................    1,455,284       1,573,625        1,455,284
                                                 -----------     -----------      -----------
               Total bonds.....................   10,183,105      10,918,787       10,183,105
  Redeemable preferred stocks..................        3,359           4,166            3,359
                                                 -----------     -----------      -----------
               Total fixed maturities..........   10,186,464      10,922,953       10,186,464
                                                 -----------     -----------      -----------
Equity securities
  Common stocks
     Public utilities..........................       19,798          25,393           25,393
     Banks, trusts and insurance companies.....       97,931         166,230          166,230
     Industrial, miscellaneous and other.......      544,989         688,703          688,703
                                                 -----------     -----------      -----------
               Total common stocks.............      662,718         880,326          880,326
  Non-redeemable preferred stocks..............       47,187          49,721           49,721
                                                 -----------     -----------      -----------
               Total equity securities.........      709,905         930,047          930,047
                                                 -----------     -----------      -----------
Mortgage loans.................................       15,121          15,121           15,121
Policy loans...................................      179,195         179,195          179,195
                                                 -----------     -----------      -----------
               Total invested assets...........  $11,621,967     $12,578,598      $11,842,109
                                                 ===========     ===========      ===========


                             THE CHUBB CORPORATION

                                  SCHEDULE III

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                     BALANCE SHEETS -- PARENT COMPANY ONLY

                                 (IN THOUSANDS)

                           DECEMBER 31, 1993 AND 1992

                                                                        1993            1992
                                                                      ---------       ---------
Assets
  Invested Assets
     Short Term Investments.....................................      $   62,805      $   40,547
     Taxable Fixed Maturities -- Available-for-Sale
       (market $340,131 and $386,123)...........................         342,534         373,842
     Equity Securities (cost $19,682 and $17,335)...............          34,987          24,785
                                                                      ----------      ----------
          TOTAL INVESTED ASSETS.................................         440,326         439,174
  Cash..........................................................             180             364
  Investment in Consolidated Subsidiaries.......................       3,941,408       3,809,542
  Other Assets..................................................         117,563          49,505
                                                                      ----------      ----------
          TOTAL ASSETS..........................................      $4,499,477      $4,298,585
                                                                      ==========      ==========
Liabilities
  Dividend Payable to Shareholders..............................      $   37,715      $   35,001
  Payable to Chubb Capital Corporation..........................          77,290          55,000
  Long Term Debt................................................         150,000         150,000
  Accrued Expenses and Other Liabilities........................          38,343         104,182
                                                                      ----------      ----------
          TOTAL LIABILITIES.....................................         303,348         344,183
                                                                      ----------      ----------
Shareholders' Equity
  Preferred Stock -- Authorized 4,000,000 Shares;
     $1 Par Value; Issued -- None...............................              --              --
  Common Stock -- Authorized 300,000,000 Shares;
     $1 Par Value; Issued 87,709,465 and 87,519,560 Shares......          87,709          87,520
  Paid-In Surplus...............................................         782,186         772,815
  Retained Earnings.............................................       3,313,140       3,139,707
  Foreign Currency Translation Gains (Losses), Net of Income Tax             327          (5,164)
  Unrealized Appreciation of Equity Securities,
     Net of Deferred Income Tax.................................         143,093          96,559
  Receivable from Employee Stock Ownership Plan.................        (130,326)       (137,035)
                                                                      ----------      ----------
          TOTAL SHAREHOLDERS' EQUITY............................       4,196,129       3,954,402
                                                                      ----------      ----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............      $4,499,477      $4,298,585
                                                                      ==========      ==========


     The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Corporation's 1993 Annual Report to Shareholders.

                             THE CHUBB CORPORATION

                                  SCHEDULE III

                                  (CONTINUED)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                  STATEMENTS OF INCOME -- PARENT COMPANY ONLY

                                 (IN THOUSANDS)

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                           1993           1992           1991
                                                         --------       --------       --------
Investment Income......................................  $ 28,015       $ 49,550       $ 47,081
Realized Investment Gains..............................    21,076         10,926         10,433
Investment Expenses....................................      (917)          (689)          (780)
Corporate Expenses.....................................   (24,220)       (23,150)       (13,900)
                                                         --------       --------       --------
                                                           23,954         36,637         42,834
Federal and Foreign Income Tax (Credit)................    (9,050)        16,753         12,349
                                                         --------       --------       --------
                                                           33,004         19,884         30,485
Equity in Income Before Cumulative Effect of Changes in
  Accounting Principles of Consolidated Subsidiaries...   311,213        597,215        521,499
                                                         --------       --------       --------
     INCOME BEFORE CUMULATIVE EFFECT OF CHANGES IN
       ACCOUNTING PRINCIPLES...........................   344,217        617,099        551,984
Cumulative Effect of Changes in Accounting
  Principles, Net of Tax...............................    68,600             --             --
Equity in Cumulative Effect of Changes in
  Accounting Principles of Consolidated Subsidiaries...   (88,600)            --             --
                                                         --------       --------       --------
     NET INCOME........................................  $324,217       $617,099       $551,984
                                                         ========       ========       ========

     The Corporation and its domestic subsidiaries file a consolidated federal income tax return. The Corporation's federal income tax represents its share of the consolidated federal income tax under the Corporation's tax allocation agreements with its subsidiaries.

     The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Corporation's 1993 Annual Report to Shareholders.

                             THE CHUBB CORPORATION

                                  SCHEDULE III

                                  (CONTINUED)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                STATEMENTS OF CASH FLOWS -- PARENT COMPANY ONLY

                                 (IN THOUSANDS)

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                           1993          1992          1991
                                                         ---------     ---------     ---------
Cash Flows from Operating Activities
  Net Income...........................................  $ 324,217     $ 617,099     $ 551,984
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities
     Equity in Net Income of Consolidated Subsidiaries
       (after reduction of $88,600 in 1993 due to
       cumulative effect of changes in accounting
       principles).....................................   (222,613)     (597,215)     (521,499)
     Realized Investment Gains.........................    (21,076)      (10,926)      (10,433)
     Cumulative Effect of Changes in Accounting
       Principles......................................    (68,600)           --            --
     Other, Net........................................     30,305        (1,335)       28,818
                                                         ---------     ---------     ---------
       NET CASH PROVIDED BY
          OPERATING ACTIVITIES.........................     42,233         7,623        48,870
                                                         ---------     ---------     ---------
Cash Flows from Investing Activities
  Proceeds from Sales of Fixed Maturities..............    463,625       228,855       181,256
  Proceeds from Maturities of Fixed Maturities.........      6,760         2,490        18,945
  Proceeds from Sales of Equity Securities.............      4,957        15,875        13,485
  Purchases of Fixed Maturities........................   (421,876)     (367,824)     (491,894)
  Purchases of Equity Securities.......................     (6,191)       (7,923)      (16,062)
  Decrease (Increase) in Short Term Investments, Net...    (22,258)       15,188        76,969
  Dividends Received from Consolidated Subsidiaries....    148,008       224,008       204,005
  Capital Contributions to Consolidated Subsidiaries...    (10,280)           --       (25,600)
  Other, Net...........................................    (91,175)          952         1,304
                                                         ---------     ---------     ---------
       NET CASH PROVIDED BY (USED IN)
          INVESTING ACTIVITIES.........................     71,570       111,621       (37,592)
                                                         ---------     ---------     ---------
Cash Flows from Financing Activities
  Increase (Decrease) in Payable to Chubb
     Capital Corporation...............................     22,290        (7,800)       62,800
  Dividends Paid to Shareholders.......................   (148,070)     (136,772)     (122,625)
  Other, Net...........................................     11,793        25,664        48,556
                                                         ---------     ---------     ---------
       NET CASH USED IN
          FINANCING ACTIVITIES.........................   (113,987)     (118,908)      (11,269)
                                                         ---------     ---------     ---------
Net Increase (Decrease) in Cash........................       (184)          336             9
Cash at Beginning of Year..............................        364            28            19
                                                         ---------     ---------     ---------
       CASH AT END OF YEAR.............................  $     180     $     364     $      28
                                                         ---------     ---------     ---------
                                                         ---------     ---------     ---------

     In 1992, $401,634,000 of fixed maturities and equity securities was contributed at cost to a consolidated investment company subsidiary of the Corporation. In 1991, $199,915,000 of long term debt was converted into 4,687,123 shares of common stock of the Corporation. These noncash transactions have been excluded from the statements of cash flows.

     The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Corporation's 1993 Annual Report to Shareholders.

                             THE CHUBB CORPORATION

                                   SCHEDULE V

                CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION

                                 (IN THOUSANDS)

                                                                DECEMBER 31
                                              ------------------------------------------------
                                                             FUTURE                    OTHER
                                                             POLICY                   POLICY
                                               DEFERRED     BENEFITS,                 CLAIMS
                                                POLICY     CLAIMS AND                   AND
                                              ACQUISITION     CLAIM      UNEARNED    BENEFITS
                   SEGMENT                       COSTS      EXPENSES     PREMIUMS     PAYABLE
                   -------                    -----------  ----------    ---------   ---------
1993
  Property and Casualty Insurance
    Personal................................. $  133,565   $  527,316   $  423,575
    Standard Commercial......................    157,347    3,464,535      588,697
    Specialty Commercial.....................    162,461    2,158,605      624,166
    Reinsurance Assumed......................     36,329      299,590      116,130
    Investments..............................
                                              ----------   ----------   ----------
                                                 489,702    6,450,046    1,752,568
  Life and Health Insurance..................    522,544    2,185,759                 $79,260
                                              ----------   ----------   ----------    -------
                                              $1,012,246   $8,635,805   $1,752,568    $79,260
                                              ==========   ==========   ==========    =======
1992
  Property and Casualty Insurance
    Personal................................. $  133,300   $  521,429   $  416,639
    Standard Commercial......................    149,515    2,581,948      556,068
    Specialty Commercial.....................    147,608    1,946,307      563,346
    Reinsurance Assumed......................     24,553      217,930       75,058
    Investments..............................
                                              ----------   ----------   ----------
                                                 454,976    5,267,614    1,611,111
  Life and Health Insurance..................    474,293    1,950,397                 $71,708
                                              ----------   ----------   ----------    -------
                                              $  929,269   $7,218,011   $1,611,111    $71,708
                                              ==========   ==========   ==========    =======
1991
  Property and Casualty Insurance
    Personal................................. $  129,638   $  518,045   $  410,204
    Standard Commercial......................    149,360    2,361,657      536,248
    Specialty Commercial.....................    140,072    1,677,240      520,551
    Reinsurance Assumed......................     20,955      186,922       64,890
    Investments..............................
                                              ----------   ----------   ----------
                                                 440,025    4,743,864    1,531,893
  Life and Health Insurance..................    445,505    1,845,655                 $65,382
                                              ----------   ----------   ----------    -------
                                              $  885,530   $6,589,519   $1,531,893    $65,382
                                              ==========   ==========   ==========    =======


                                                                         YEAR ENDED DECEMBER 31
                                              -----------------------------------------------------------------------------
                                               PREMIUMS                  BENEFITS,      AMORTIZATION
                                                EARNED                    CLAIMS,       OF DEFERRED
                                                  AND         NET       LOSSES AND         POLICY       OTHER
                                                POLICY     INVESTMENT   SETTLEMENT       ACQUISITION   OPERATING   PREMIUMS
                   SEGMENT                      CHARGES      INCOME      EXPENSES           COSTS      EXPENSES     WRITTEN
                   -------                    ----------   ----------   ----------      ------------   ---------  ----------
1993
  Property and Casualty Insurance
    Personal................................. $  807,550                $  474,786       $  256,968    $ 45,260   $  814,486
    Standard Commercial......................  1,294,182                 1,547,400          313,892      75,637    1,326,811
    Specialty Commercial.....................  1,208,672                   700,868          315,252      90,968    1,269,492
    Reinsurance Assumed......................    194,434                   156,044           62,855                  235,506
    Investments..............................               $533,709*
                                              ----------    --------    ----------       ----------    --------   ----------
                                               3,504,838     533,709     2,879,098          948,967     211,865   $3,646,295
                                                                                                                  ==========
  Life and Health Insurance..................    801,236     203,793       669,422           63,138     183,740
                                              ----------    --------    ----------       ----------    --------
                                              $4,306,074    $737,502    $3,548,520       $1,012,105    $395,605
                                              ==========    ========    ==========       ==========    ========
1992
  Property and Casualty Insurance
    Personal................................. $  789,923                $  526,809       $  254,693    $ 44,579    $ 796,358
    Standard Commercial......................  1,113,654                   800,067          308,880      75,583    1,133,474
    Specialty Commercial.....................  1,108,913                   629,443          298,754      83,822    1,151,708
    Reinsurance Assumed......................    150,798                   141,810           49,500                  160,966
    Investments..............................               $493,455*
                                              ----------    --------    ----------       ----------    --------   ----------
                                               3,163,288     493,455     2,098,129          911,827     203,984   $3,242,506
                                                                                                                  ==========
  Life and Health Insurance..................    689,173     190,449       591,009           56,784     157,328
                                              ----------    --------    ----------       ----------    --------
                                              $3,852,461    $683,904    $2,689,138       $  968,611    $361,312
                                              ==========    ========    ==========       ==========    ========
1991
  Property and Casualty Insurance
    Personal................................. $  804,410                $  527,670       $  258,799    $ 45,332   $  814,690
    Standard Commercial......................  1,088,635                   734,891          305,698      77,644    1,115,751
    Specialty Commercial.....................  1,000,078                   554,048          266,385      80,280    1,034,749
    Reinsurance Assumed......................    144,045                   124,744           45,783                  147,074
    Investments..............................               $469,495*                       266,385      80,280     1,034,74
                                              ----------    --------    ----------       ----------    --------   ----------
                                               3,037,168     469,495     1,941,353          876,665     203,256   $3,112,264
                                                                                                                  ==========
  Life and Health Insurance..................    634,016     175,512       527,551           59,525     149,196
                                              ----------    --------    ----------       ----------   --------
                                              $3,671,184    $645,007    $2,468,904       $  936,190    $352,452
                                              ==========    ========    ==========       ==========    ========


     * Property and casualty assets are available for payment of claims and expenses for all classes of business; therefore, such assets and the related investment income have not been identified with specific groupings of classes of business.

    Information as of December 31, 1993, 1992 and 1991 and for the years then ended is presented net of related reinsurance amounts.

                             THE CHUBB CORPORATION

                                  SCHEDULE VI

                            CONSOLIDATED REINSURANCE

                                 (IN THOUSANDS)

                                                                                         PERCENTAGE OF
                                                       CEDED      ASSUMED                   AMOUNT
                                          DIRECT      TO OTHER   FROM OTHER      NET        ASSUMED
                                          AMOUNT     COMPANIES   COMPANIES      AMOUNT      TO NET
                                          ------     ---------   ----------     ------   -------------
1993

  Life Insurance In Force at Year-End.  $54,219,990  $8,584,856  $  62,875    $45,698,009       .1%
                                        ===========  ==========  =========    ===========
  Premiums Earned and Policy
   Charges for the Year:
     Life Insurance...................  $   289,391  $   23,759  $   2,294    $   267,926       .9
     Accident and Health Insurance....      542,458       9,638        490        533,310       .1
     Property and Casualty Insurance..    4,155,356   1,128,982    478,464      3,504,838     13.7
                                        -----------  ----------  ---------    -----------
       Total Premiums and Policy
          Charges.....................  $ 4,987,205  $1,162,379  $ 481,248    $ 4,306,074
                                        ===========  ==========  =========    ===========
1992
  Life Insurance In Force at Year-End.  $46,363,886  $7,555,070  $  90,632    $38,899,448       .2
                                        ===========  ==========  =========    ===========
  Premiums Earned and Policy
   Charges for the Year:
     Life Insurance...................  $   261,334  $   23,901  $   2,096    $   239,529       .9
     Accident and Health Insurance....      460,451      11,462        655        449,644       .1
     Property and Casualty Insurance..    3,824,520   1,090,379    429,147      3,163,288     13.6
                                        -----------  ----------  ---------    -----------
       Total Premiums and Policy
          Charges.....................  $ 4,546,305  $1,125,742  $ 431,898    $ 3,852,461
                                        ===========  ==========  =========    ===========
1991
  Life Insurance In Force at Year-End.  $41,386,464  $7,123,174  $ 116,004    $34,379,294       .3
                                        ===========  ==========  =========    ===========
  Premiums Earned and Policy
   Charges for the Year:
     Life Insurance...................  $   238,307  $   21,171  $   1,997    $   219,133       .9
     Accident and Health Insurance....      425,503      11,717      1,097        414,883       .3
     Property and Casualty Insurance..    3,579,774   1,019,458    476,852      3,037,168     15.7
                                        -----------  ----------  ---------    -----------
       Total Premiums and Policy
          Charges.....................  $ 4,243,584  $1,052,346  $ 479,946    $ 3,671,184
                                        ===========  ==========  =========    ===========


                             THE CHUBB CORPORATION

                                  SCHEDULE IX

                       CONSOLIDATED SHORT TERM BORROWINGS

                                 (IN THOUSANDS)

                                   DECEMBER 31                          YEAR ENDED DECEMBER 31
                              ---------------------    --------------------------------------------------------
                                           WEIGHTED        MAXIMUM          AVERAGE AMOUNT         WEIGHTED
                               BALANCE     AVERAGE          AMOUNT           OUTSTANDING           AVERAGE
   CATEGORY OF AGGREGATE       AT END      INTEREST      OUTSTANDING            DURING          INTEREST RATE
   SHORT TERM BORROWINGS      OF PERIOD      RATE      DURING PERIOD(a)        PERIOD(a)       DURING PERIOD(b)
- ---------------------------   ---------    --------    ----------------    ----------------    ----------------
1993
  Commercial Paper.........    $ 89,540       3.4%         $207,333            $ 98,243               3.2%
  Notes Payable to Banks...       5,300       4.0            39,400              12,231               5.1
1992
  Commercial Paper.........     223,108       3.7           252,200             193,224               3.9
  Notes Payable to Banks...      65,400       6.0            95,000              78,546               6.4
1991
  Commercial Paper.........     121,700       5.0           171,509             137,751               6.0
  Notes Payable to Banks...     105,000       7.3           105,000              95,346               8.6

- ------------------

(a) The maximum and average amounts outstanding during the period were based on month end balances.

(b) The weighted average interest rate during the period was computed by dividing the actual interest cost by the average amount outstanding during the period.

     Notes payable to banks are obligations under revolving credit arrangements. Commercial paper and notes payable generally have terms ranging from thirty days to one year and are at interest rates generally extended to prime borrowers.

                             THE CHUBB CORPORATION

                                   SCHEDULE X

     CONSOLIDATED SUPPLEMENTARY PROPERTY AND CASUALTY INSURANCE INFORMATION

                                 (IN THOUSANDS)

                  YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                CLAIMS AND CLAIM ADJUSTMENT
                                                     EXPENSES INCURRED
                                                         RELATED TO
                                                ---------------------------     PAID CLAIMS
                                                                                 AND CLAIM
                                                 CURRENT            PRIOR        ADJUSTMENT
                                                  YEAR              YEARS         EXPENSES
                                                ----------        ---------     -----------
1993........................................... $2,214,300        $664,798       $1,696,666
                                                ==========        ========       ==========
1992........................................... $2,125,700        $(27,571)      $1,574,379
                                                ==========        ========       ==========
1991........................................... $1,970,200        $(28,847)      $1,498,626
                                                ==========        ========       ==========

     Information for the years ended December 31, 1993, 1992 and 1991 is presented net of related reinsurance amounts.

                             THE CHUBB CORPORATION

                                    EXHIBITS

                                  (ITEM 14(A))

                                                    DESCRIPTION
                                                    -----------
         (3)       -- Articles of Incorporation and By-Laws
                      Restated Certificate of Incorporation. Incorporated by reference to
                        Exhibit (3) of the registrant's Report to the Securities and Exchange
                        Commission on Form 10-K for the year ended December 31, 1990.
                      By-Laws. Incorporated by reference to Exhibit (3) of the registrant's
                        Report to the Securities and Exchange Commission on Form 10-K for the
                        year ended December 31, 1989.
         (4)       -- The registrant is not filing any instruments evidencing any indebtedness since the total amount of securities authorized under any single instrument does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange
                        Commission upon request.
        (10)       -- Material contracts
                      Global Settlement Agreement among Fibreboard Corporation, Continental
                        Casualty Company, CNA Casualty Company of California, Columbia
                        Casualty Company, Pacific Indemnity Company, and the Settlement Class
                        and together with Exhibits A through D filed herewith.
                      Settlement Agreement with Fibreboard Corporation, Continental Casualty
                        Company, CNA Casualty Company of California and Columbia Casualty
                        Company incorporated by reference to Exhibit (10) of the registrant's
                        Report to the Securities and Exchange Commission on Form 10-Q for the
                        nine months ended September 30, 1993.
                      Continental-Pacific Agreement with Continental Casualty Company incorpo-
                        rated by reference to Exhibit (10) of the registrant's Report to the
                        Securities and Exchange Commission on Form 10-Q for the nine months ended September 30, 1993.
                      Executive Compensation Plans and Arrangements.
                        The Chubb Corporation Long-Term Stock Incentive Plan (1992)
                           incorporated by reference to Exhibit (10) of the registrant's
                           Report to the Securities and Exchange Commission on Form 10-K for
                           the year ended December 31, 1992.
                        The Chubb Corporation Annual Incentive Compensation Plan (1984) incor-
                           porated by reference to Exhibit (10) of the registrant's Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1989.
                        The Chubb Corporation Stock Option Plan (1984) incorporated by reference to Exhibit (10) of the registrant's Report to the
                           Securities and Exchange Commission on Form 10-K for the year ended
                           December 31, 1989.
                        The Chubb Corporation Stock Option Plan for Non-Employee Directors
                           (1992) incorporated by reference to Exhibit (10) of the
                           registrant's Report to the Securities and Exchange Commission on
                           Form 10-K for the year ended December 31, 1992.
                        Description of the Chubb LifeAmerica Incentive Compensation Plan
                           incorporated by reference to Exhibit (10) of the registrant's
                           Report to the Securities and Exchange Commission on Form 10-K for
                           the year ended December 31, 1992.
                        The Chubb Corporation Investment Department/Chubb Asset Managers, Inc.
                           Incentive Compensation Plan filed herewith.

                                                    DESCRIPTION
                        Executive Severance Agreements and their amendments incorporated by reference to Exhibit (10) of the registrant's Report to the
                           Securities and Exchange Commission on Form 10-K for the year ended
                           December 31, 1989.
                      Aggregate Excess of Loss Reinsurance Agreement with Phoenix Assurance
                        Public Limited Company of London, incorporated by reference to Exhibit
                        (10) of the registrant's Report to the Securities and Exchange
                        Commission on Form 10-K for the year ended December 31, 1990.
           (11)    -- Computation of earnings per share filed herewith.
           (13)    -- Pages 11, 12, 38 through 63 and 67 of the 1993 Annual Report to
                        Shareholders.
           (21)    -- Subsidiaries of the registrant filed herewith.
           (23)    -- Consent of Independent Auditors (see page 38 of this report).
           (28)    -- Information from reports furnished to state insurance regulatory authorities.