Form 10-Q
period 1994-03-31
CHUBB CORP
filed 1994-05-12
CIK 20171

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington, D. C.

                                     20549

                                   FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- - - ---
    ACT OF 1934

For the quarterly period ended March 31, 1994
                               --------------

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - - ---
    EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    -------------

Commission file number 1-8661
                       ------


                              THE CHUBB CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           NEW JERSEY                                        13-2595722
- - - --------------------------------                        --------------------
(State or other jurisdiction of                         (I. R. S. Employer
 incorporation or organization)                         Identification No.)


15 MOUNTAIN VIEW ROAD, WARREN, NEW JERSEY                    07061-1615
- - - -----------------------------------------                    ----------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code (908) 903-2000
                                                   --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                  YES    X                NO
                                      -------                -------

     The number of shares of common stock outstanding as of April 29, 1994 was 87,743,636.

                             THE CHUBB CORPORATION
                                     INDEX



                                                                     Page Number
                                                                     -----------
Part I.   Financial Information:

  Item 1 - Financial Statements:

    Consolidated Balance Sheets as of
     March 31, 1994 and December 31, 1993.........................       1


    Consolidated Statements of Income for the
     Three Months Ended March 31, 1994 and 1993...................       2


    Consolidated Statements of Cash Flows for the
     Three Months Ended March 31, 1994 and 1993...................       3


    Notes to Consolidated Financial Statements....................       4


  Item  2 - Management's Discussion and Analysis
    of Financial Condition and Results of Operations..............       6


Part II.  Other Information:

  Item 6 - Exhibits and Reports on Form 8-K.......................      12

                             THE CHUBB CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                          Mar. 31,    Dec. 31,
                                                            1994        1993
                                                          ---------   ---------
                                                              (in millions)
Assets
  Invested Assets
    Short Term Investments............................... $   798.5   $   531.3
    Fixed Maturities
      Held-to-Maturity
       Tax Exempt (market $3,398.4 and $6,048.4).........   3,242.9     5,528.9
       Taxable (market $686.2 and $2,726.0)..............     659.7     2,528.9
      Available-for-Sale
       Tax Exempt (1994 cost $2,285.5)...................   2,397.0           -
       Taxable (1994 cost $3,730.5 and
        1993 market $2,148.5)............................   3,744.0     2,128.7
    Equity Securities (cost $824.4 and $709.9)...........     960.7       930.0
    Policy and Mortgage Loans............................     193.9       194.3
                                                          ---------   ---------
           Total Invested Assets.........................  11,996.7    11,842.1
  Cash...................................................       9.1         4.6
  Accrued Investment Income..............................     194.3       205.0
  Premiums Receivable....................................     713.2       720.1
  Reinsurance Recoverable on Property and Casualty
   Unpaid Claims.........................................   1,793.9     1,785.4
  Prepaid Reinsurance Premiums...........................     414.0       427.3
  Funds in Escrow - Asbestos-Related Settlement..........     542.3       538.2
  Deferred Policy Acquisiton Costs
    Property and Casualty Insurance......................     488.5       489.7
    Life and Health Insurance............................     512.6       522.6
  Real Estate Assets.....................................   1,727.4     1,709.0
  Deferred Income Tax....................................     213.8       229.0
  Other Assets...........................................   1,179.0       963.9
                                                          ---------   ---------
           Total Assets.................................. $19,784.8   $19,436.9
                                                          =========   =========

Liabilities
  Property and Casualty Unpaid Claims.................... $ 8,474.9   $ 8,235.4
  Life and Health Policy Liabilities.....................   2,498.6     2,446.6
  Unearned Premiums......................................   2,170.3     2,180.0
  Short Term Debt........................................     138.2        94.9
  Long Term Debt.........................................   1,258.6     1,273.8
  Dividend Payable to Shareholders.......................      40.4        37.7
  Accrued Expenses and Other Liabilities.................     968.0       972.4
                                                          ---------   ---------
           Total Liabilities.............................  15,549.0    15,240.8
                                                          ---------   ---------

Shareholders' Equity
  Common Stock - $1 Par Value; 87,738,024 and
   87,709,465 Shares.....................................      87.7        87.7
  Paid-In Surplus........................................     784.2       782.2
  Retained Earnings......................................   3,345.9     3,313.1
  Foreign Currency Translation Gains (Losses),
   Net of Income Tax.....................................      (6.5)        0.3
  Unrealized Appreciation of Investments, Net............     154.8       143.1
  Receivable from Employee Stock Ownership Plan..........    (130.3)     (130.3)
                                                          ---------   ---------
           Total Shareholders' Equity....................   4,235.8     4,196.1
                                                          ---------   ---------
           Total Liabilities and Shareholders' Equity.... $19,784.8   $19,436.9
                                                          =========   =========


See Notes to Consolidated Financial Statements.

                             THE CHUBB CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                          THREE MONTHS ENDED MARCH 31


                                                         1994           1993
                                                         ----           ----
                                                            (in millions)
Revenues
  Premiums Earned and Policy Charges.................  $1,133.7       $  976.7
  Investment Income..................................     203.2          193.1
  Real Estate........................................      43.8           35.8
  Realized Investment Gains..........................      15.3           31.9
                                                       --------       --------

         Total Revenues..............................   1,396.0        1,237.5
                                                       --------       --------

Benefits, Claims and Expenses
  Insurance Claims and Policyholders' Benefits.......     893.4          668.7
  Amortization of Deferred Policy Acquisition Costs..     271.4          249.6
  Other Insurance Operating Costs and Expenses.......     103.2           92.6
  Real Estate Cost of Sales and Expenses.............      44.4           35.3
  Investment Expenses................................       4.5            3.2
  Corporate Expenses.................................       9.4            8.2
                                                       --------       --------

         Total Benefits, Claims and Expenses.........   1,326.3        1,057.6
                                                       --------       --------

Income Before Federal and Foreign Income Tax........       69.7          179.9
Federal and Foreign Income Tax (Credit).............       (3.5)          34.1
                                                       --------       --------

Income Before Cumulative Effect of Changes
 in Accounting Principles...........................       73.2          145.8
Cumulative Effect of Changes in Accounting
 Principles, Net of Tax.............................          -          (20.0)
                                                       --------       --------

Net Income..........................................   $   73.2       $  125.8
                                                       ========       ========


Average Common and Common Equivalent Shares
 Outstanding (In Thousands).........................     90,627         90,464


PER SHARE DATA
- - - --------------
Income Before Cumulative Effect of Changes
 in Accounting Principles...........................   $    .83       $   1.64
Cumulative Effect of Changes in Accounting
 Principles.........................................          -           (.22)
                                                       --------       --------

Net Income..........................................   $    .83       $  (1.42)
                                                       ========       ========


Dividends Declared..................................   $    .46       $    .43





See Notes to Consolidated Financial Statements.

                             THE CHUBB CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31

                                                              1994          1993
                                                              ----          ----
                                                                (in millions)
  Cash Flows from Operating Activities
    Net Income............................................. $  73.2       $ 125.8
    Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities
      Increase in Property and Casualty Unpaid Claims, Net.   231.0         152.6
      Deferred Income Tax (Credit).........................     9.8         (11.6)
      Realized Investment Gains............................   (15.3)        (31.9)
      Cumulative Effect of Changes in Accounting Principles       -          20.0
      Other, Net...........................................    (0.6)        (47.3)
                                                            -------       -------

    Net Cash Provided by Operating Activities..............   298.1         207.6
                                                            -------       -------

  Cash Flows from Investing Activities
    Proceeds from Sales of Fixed Maturities................   920.4         622.8
    Proceeds from Maturities of Fixed Maturities...........   182.3         157.7
    Proceeds from Sales of Equity Securities...............    63.6         113.2
    Purchases of Fixed Maturities..........................  (845.6)       (872.0)
    Purchases of Equity Securities.........................  (154.8)        (59.0)
    Increase in Short Term Investments, Net................  (267.2)        (92.2)
    Increase in Net Receivable from Security
     Transactions Not Settled..............................  (194.1)        (36.6)
    Additions to Real Estate Properties, Net...............   (12.2)        (13.5)
    Other, Net.............................................   (24.8)         (3.8)
                                                            -------       -------

    Net Cash Used in Investing Activities..................  (332.4)       (183.4)
                                                            -------       -------

  Cash Flows from Financing Activities
    Deposits Credited to Policyholder Funds................    78.1          60.3
    Withdrawals from Policyholder Funds....................   (30.0)        (26.2)
    Proceeds from Issuance of Long Term Debt...............       -         248.6
    Repayment of Long Term Debt............................   (15.2)        (53.6)
    Increase (Decrease) in Short Term Debt, Net............    43.3        (224.5)
    Dividends Paid to Shareholders.........................   (37.7)        (35.0)
    Other, Net.............................................     0.3           1.5
                                                            -------       -------

    Net Cash Provided by (Used in) Financing Activities....    38.8         (28.9)
                                                            -------       -------

  Net Increase (Decrease) in Cash..........................     4.5          (4.7)

  Cash at Beginning of Year................................     4.6           6.7
                                                            -------       -------

    Cash at End of Period.................................. $   9.1       $   2.0
                                                            =======       =======





  See Notes to Consolidated Financial Statements.

                            THE CHUBB CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1)   General

          The amounts included in this report are unaudited but include those adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the 1993 Annual Report to Shareholders.

2)   Changes in Accounting Principles

          Effective January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Similar to the Corporation's previous accounting policy for investments in fixed maturities and equity securities, SFAS No. 115 provides that the accounting for such securities depends on their classification as either held-to-maturity (previously referred to as held for investment), available-for-sale or trading. However, SFAS No. 115 establishes more stringent criteria for classifying fixed maturities as held-to-maturity. Therefore, the adoption of SFAS
     No. 115 resulted in an increase in the portion of the Corporation's fixed maturities classified as available-for-sale and a similar decrease in those classified as held-to-maturity. SFAS No. 115 also requires that fixed maturities classified as available-for-sale be carried at market value, with unrealized appreciation or depreciation excluded from income and credited or charged directly to a separate component of shareholders' equity. Previously, such fixed maturities were carried at the lower of the aggregate amortized cost or market value. In conjunction with the Corporation's adoption of SFAS No. 115, deferred policy acquisition costs related to interest-sensitive life insurance contracts were adjusted to reflect the effects that would have been recognized had the unrealized gains relating to investments classified as available-for-sale actually been realized, with a corresponding charge directly to the separate component of shareholders' equity. SFAS No. 115 may not be retroactively applied to prior years' financial statements. The cumulative effect, as of January 1, 1994, of the change in accounting principle was an increase in shareholders' equity of $220.5 million, net of the related adjustment to deferred policy acquisition costs of $60.7 million and deferred income taxes of $118.8 million. Adoption of the Statement did not have an impact on net income in the first quarter of 1994 nor will it in future periods.

          In the first quarter of 1993, the Corporation adopted SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 109, Accounting for Income Taxes. SFAS No. 106 requires the Corporation to accrue the expected cost of providing postretirement benefits, principally health care and life insurance, to employees and their beneficiaries and covered dependents during the years that the employees render the necessary service. The transition obligation of $89.4 million, which represents the unfunded and unrecognized accumulated postretirement benefit obligation as of January 1, 1993, was recognized in the first quarter of 1993 as the cumulative effect of a change in accounting principle. The cumulative effect, net of related income tax benefits of $30.4 million, was a decrease in net income of $59.0 million or $.65 per share. SFAS No. 109 prescribes an asset and liability method of accounting for income taxes, the objective of which is to recognize an asset or liability for the expected future tax effects attributable to temporary differences between the financial reporting and tax bases of assets and liabilities, based on the enacted tax rates and other provisions of tax law. SFAS No. 109 was implemented by including the cumulative effect of the change in accounting principle in net income in the first quarter of 1993. Such cumulative effect was an increase in net income of $39.0 million or $.43 per share. Excluding the cumulative effect adjustments, the adoption of the two Statements did not have a significant impact on net income in the first quarter of 1994 or 1993.

3)   Investments

          Short term investments, which have an original maturity of one year or less, are carried at amortized cost which approximates market value. Fixed maturities considered held-to-maturity are carried at amortized cost. Fixed maturities considered available-for-sale are carried at market value as of the balance sheet date. Prior to 1994, fixed maturities considered available-for-sale were carried at the lower of the aggregate amortized cost or market value as of the balance sheet date. Equity securities are carried at market value as of the balance sheet date.

          The net change in unrealized appreciation of investments carried at market value was as follows:

                                                           Three Months Ended
                                                                March 31
                                                           ------------------
                                                           1994          1993
                                                           ----          ----
                                                              (in millions)
     Change in unrealized appreciation of equity
      securities.......................................... $ (83.8)      $7.6
     Change in unrealized appreciation of fixed
      maturities..........................................  (275.0)         -
     Change in deferred policy acquisition cost
      adjustment..........................................    37.6          -
     Deferred income tax (credit).........................  (112.4)       2.6
                                                           -------       ----
                                                            (208.8)       5.0
     Cumulative effect, as of January 1, 1994,
      of change in accounting principle, net..............   220.5          -
                                                           -------       ----

     Change in unrealized appreciation of investments, net $  11.7       $5.0
                                                           =======       ====


4)   Per Share Data

          Earnings per share amounts are based on the weighted average number of common and common equivalent shares outstanding. The 6% guaranteed exchangeable subordinated notes are considered to be common equivalent shares. The computation assumes the addition to income of the after-tax interest expense applicable to such notes.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 1994 AND 1993


PROPERTY AND CASUALTY INSURANCE

     Earnings from our property and casualty business were substantially lower in the first quarter of 1994 compared with the same period of 1993. The decrease was due to a significant decline in underwriting results in 1994 caused by substantial catastrophe losses. Investment income increased modestly in the first quarter of 1994 compared with 1993. Property and casualty income after taxes amounted to $55.4 million in the first quarter of 1994 compared with $109.2 million in 1993.

     Net premiums written were $913.0 million in the first quarter of 1994, an increase of 11.7% compared with the first quarter of 1993. The marketplace continued to be competitive, particularly in the commercial classes. Property related business has experienced some rate firming but price increases in casualty lines continued to be difficult to achieve. Premium growth was due primarily to the selective writing of new business, improved renewal retention of customers who appreciate the stability, expertise and added value we provide, and exposure growth on existing business.

     Underwriting results were unprofitable in the first quarter of 1994 compared with breakeven results in the same quarter of 1993. Our combined loss and expense ratio was 109.9% in the first quarter of 1994 compared with 99.8% in 1993.

     The loss ratio deteriorated to 76.6% in the first quarter of 1994 from 65.1% in the first quarter of 1993 due to higher catastrophe losses in 1994, resulting primarily from the earthquake in California and the winter storms in the eastern and midwestern parts of the United States. Catastrophe losses during the first quarter of 1994 were 16.3 percentage points of the loss ratio compared with 3.6 percentage points in 1993.

     Our expense ratio was 33.3% for the first quarter of 1994 compared with 34.7% for the first quarter of 1993. The decrease in 1994 was due primarily to growth in written premiums at a greater rate than the increase in overhead expenses. Expenses were reduced in the first quarter of both 1994 and 1993 by contingent profit sharing accruals of $2 million relating to a medical malpractice stop loss reinsurance agreement. Quarterly accruals similar to the first quarter amount are anticipated throughout 1994.

     Underwriting results during 1994 and 1993 by class of business were as follows:

                                                  Quarter Ended March 31
                                          --------------------------------------
                                            Net Premiums       Combined Loss and
                                              Written            Expense Ratios
                                          ---------------      -----------------
                                          1994       1993        1994     1993
                                          ----       ----        ----     ----
                                           (in millions)
Personal Insurance
  Automobile............................ $ 44.9     $ 46.2       95.2%   100.2%
  Homeowners............................   95.2       90.9      154.3    115.5
  Other.................................   44.4       43.9       97.4     89.2
                                         ------     ------      -----    -----
                                          184.5      181.0      126.9    105.4
                                         ------     ------      -----    -----
Standard Commercial Insurance
  Multiple Peril........................  136.4      121.1      127.7    101.2
  Casualty..............................  136.1      121.4      103.6     95.6
  Workers' Compensation.................   49.3       46.0      111.8    117.4
                                         ------     ------      -----    -----
                                          321.8      288.5      115.1    100.9
                                         ------     ------      -----    -----
Specialty Commercial Insurance
  Fidelity and Surety...................  153.8      135.2       83.4     84.2
  Other.................................  189.1      156.5      106.9    103.3
                                         ------     ------      -----    -----
                                          342.9      291.7       95.7     93.7
                                         ------     ------      -----    -----

Reinsurance Assumed....................    63.8       56.2      105.4    109.9
                                         ------     ------      -----    -----

     Total                               $913.0     $817.4      109.9%    99.8%
                                         ======     ======      =====    =====


  PERSONAL INSURANCE

     Premiums from personal insurance coverages, which represent approximately 20% of the premiums written by our property and casualty insurance subsidiaries, increased 1.9% in the first quarter of 1994 compared with the same quarter in 1993. It continues to be difficult to write new homeowners and other non-automobile business due to our disciplined pricing. Rates for these coverages have not increased during the past year. Personal automobile premiums were similar in both years, which is consistent with our plan to control our exposure in this class.

     Our personal insurance business produced extremely unprofitable underwriting results in the first quarter of 1994 due to the adverse effect of significant catastrophe losses. Underwriting results were modestly unprofitable in the first quarter of 1993. The combined loss and expense ratio was 126.9% in the first quarter of 1994 compared with 105.4% in 1993. Homeowners results were adversely affected by significant weather-related catastrophe losses in the first quarter of 1994 and, to a lesser extent, in 1993. Catastrophe losses for this class represented 52.4 percentage points of the loss ratio in the first quarter of 1994 compared with 24.0 percentage points in 1993. Other personal coverages, which include insurance for personal valuables and excess liability, produced profitable results in 1994 and 1993. However, results in 1994 deteriorated somewhat from the prior year due to losses of personal valuables resulting from the earthquake in California, which more than offset an improvement in personal excess liability results that was due to favorable loss experience. Catastrophe losses represented 20.3 percentage points of the loss ratio for other personal coverages in the first quarter of 1994 compared with only 1.3 percentage points in 1993. Our automobile business produced profitable results in 1994 compared with breakeven results in 1993.

  STANDARD COMMERCIAL INSURANCE

     Premiums from standard commercial insurance, which include multiple peril, casualty and workers' compensation and which represent approximately 35% of our total writings, increased by 11.5% in the first quarter of 1994 compared with the same period a year ago. The competitive market has continued to place significant pressure on rates. Premium growth was due primarily to a combination of the disciplined writing of new accounts, improved renewal retention and exposure growth on existing business.

     Our standard commercial underwriting business produced unprofitable results in the first quarter of 1994 compared with near breakeven results in 1993. The combined loss and expense ratio was 115.1% for the first quarter of 1994 compared with 100.9% in 1993. The deterioration in 1994 was due primarily to the adverse effect of significant catastrophe losses in the multiple peril class. Catastrophe losses for the multiple peril class in the first quarter of 1994, resulting primarily from the earthquake in California, represented 43.3 percentage points of the loss ratio compared with only 0.2 of a percentage point in 1993. Multiple peril results, excluding the impact of catastrophes, improved in 1994. The excess liability component of our casualty coverages deteriorated somewhat in 1994 due to several large losses but remained profitable. These favorable results were offset in varying degrees in 1994 and 1993 by the need to increase reserves for asbestos-related and toxic waste claims. Results in the automobile component were profitable in 1994 and 1993. Workers' compensation results improved in 1994 but remained unprofitable. Results in this class were aggravated in both years by our share of the significant losses incurred by the involuntary pools and mandatory business in which we must participate by law.

  SPECIALTY COMMERCIAL INSURANCE

     Premiums from specialty commercial business, which represent approximately 38% of our total writings, increased by 17.6% in the first quarter of 1994 compared with the same period a year ago. The increase was due to new business opportunities and rate and exposure increases, particularly in our executive protection coverages and several of our smaller specialty classes. Our strategy of working closely with our customers and our ability to differentiate our products has enabled us to retain a large percentage of our business.

     Our specialty commercial business produced substantial underwriting profits in the first quarter of 1994 and 1993 with combined loss and expense ratios of 95.7% and 93.7%, respectively. Our executive protection and financial fidelity results were highly profitable in both periods due to favorable loss experience. Surety results were near breakeven in 1994 compared with profitable results in 1993. Marine results were unprofitable in 1994 compared with profitable results in 1993. The deterioration was due to significant catastrophe losses, resulting primarily from the earthquake in California. Results in several of our smaller specialty classes improved in 1994.

  REINSURANCE ASSUMED

     Premiums from reinsurance assumed, which is primarily treaty reinsurance from the Sun Alliance Group plc, represent approximately 7% of our total premium writings. Premiums increased 13.5% in the first quarter of 1994 compared with the same period in 1993 due primarily to an increase in our participation in the business of Sun Alliance, offset in part by the strengthening of the U.S. dollar. Underwriting results for this segment improved in the first quarter of 1994 compared with the same period in 1993 but remained unprofitable.

  LOSS RESERVES

     Loss reserves, net of reinsurance recoverable, increased by $231.0 million during the first quarter of 1994. Unpaid claims related to the catastrophes in the first quarter of 1994 contributed a significant portion of the increase. Loss reserves were reduced during the first quarter of 1994 by a $53 million payment related to pending asbestos-related bodily injury claims against Fibreboard Corporation. A discussion of the Fibreboard settlement is incorporated by reference from Item 7 of the Registrant's Form 10-K for the year ended December 31, 1993.

  INVESTMENTS

     Investment income after deducting expenses and taxes increased by 5.0% in the first quarter of 1994 over the comparable period in 1993. The growth was due primarily to an increase in invested assets since the first quarter of 1993, reflecting the strong cash flow from operations. The effective tax rate on investment income increased to 14.7% in the first quarter of 1994 from 13.7% in 1993 due to the increase in the federal corporate tax rate from 34% to 35%. In the first quarter of 1994, we reduced our taxable bond portfolio by approximately $150 million and increased our short term investments and, to a lesser extent, equity securities. We maintain investments in highly liquid short term securities at all times to provide for immediate cash needs. At March 31, 1994, such investments were at a higher than normal level so that funds are readily available to pay amounts related to the Fibreboard settlement.

LIFE AND HEALTH INSURANCE

     The life and health insurance subsidiaries had earnings after taxes of $8.1 million for the first quarter of 1994 compared with $12.4 million in 1993. Total life and health insurance premiums and policy charges amounted to $224.3 million in the first quarter of 1994 compared with $164.3 million in 1993.

     Premiums and policy charges for personal insurance amounted to $62.2 million in the first quarter of 1994, an increase of 9.1% from the same period in 1993. Earnings in personal lines were $7.5 million in the first quarter of 1994 compared with $6.9 million in 1993. The increase in earnings was primarily due to an increase in the spread between interest earned on our invested assets and interest credited to policyholders on interest-sensitive products and improved mortality experience on certain term life products.

     Premium revenue for group insurance was $162.1 million in the first quarter of 1994, a 51.1% increase compared with the same period in 1993. Due to legislation which became effective in April 1993 in New York, which is our major market, several insurers reduced their market share in the small group health segment. We were able to offer a competitive product and thus substantially increased our sales in that market. The growth in premium revenue during the last three quarters of 1993 and the first quarter of 1994 reflects the effect of the significant increase in new policies, many of which are eligible for renewal in April 1994. We expect higher levels of competition in the small group market in 1994 and, as a result, anticipate that we will experience a reduction in premium and sales levels during the remainder of 1994. Earnings in group lines were $0.6 million for the first quarter of 1994 compared with $5.5 million for the same period in 1993. The decrease in earnings was due to greater than anticipated claim activity related to group health policies.

     Gross investment income increased by 7.1% in the first quarter of 1994 compared with the same quarter of 1993. New cash was invested in mortgage-backed and corporate securities. To provide for liquidity, funds believed to be sufficient to meet any unusual needs for cash have been maintained in short term securities.

REAL ESTATE

     Real estate operations resulted in a loss after taxes of $0.5 million for the first quarter of 1994 compared with income of $0.3 million in 1993. Earnings were adversely affected in both periods, but somewhat more so in 1994, by increased portions of interest costs being charged directly to expense rather than being capitalized as well as increases in the provision for possible uncollectible receivables related to mortgages. Revenues were $43.8 million in the first quarter of 1994 compared with $35.8 million in 1993.

INVESTMENT GAINS AND LOSSES

     Decisions to sell securities are governed principally by considerations of investment opportunities and tax consequences. As a result, realized investment gains and losses may vary significantly from period to period. Investment gains before taxes of $15.3 million were realized in the first quarter of 1994 compared with gains of $31.9 million for the same period in 1993.

CHANGES IN ACCOUNTING PRINCIPLES

     Effective January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. As a result, a substantial portion of our fixed maturity portfolio is now carried at market value, with unrealized appreciation or depreciation excluded from income and credited or charged directly to a separate component of shareholders' equity. The cumulative effect of this change in accounting principle was an increase in shareholders' equity of $220.5 million as of January 1, 1994. However, due to rising interest rates in the first quarter of 1994 and the resulting decrease in market value of fixed maturities, the effect of this change in accounting principle on shareholders' equity at March 31, 1994 was an increase of only $66.2 million. The adoption of SFAS No. 115 did not have an impact on net income in the first quarter of 1994. At March 31, 1994, the unrealized appreciation of that portion of our fixed maturity portfolio still carried at amortized cost was $182 million. Such unrealized appreciation was not reflected in the consolidated financial statements.

     In the first quarter of 1993, the Corporation adopted SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 109, Accounting for Income Taxes. Net income in the first quarter of 1993 reflected a one-time charge of $20.0 million for the cumulative effect of these changes in accounting principles.

     These changes in accounting principles are discussed further in Note 2 of the Notes to Consolidated Financial Statements.

                          PART II.  OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

A.   Exhibit 11.1 - Computation of earnings per share.

B. Reports on Form 8-K - The Registrant filed a current report on Form 8-K dated March 4, 1994 with respect to the announcement on March 4, 1994 that it has authorization to repurchase up to 5,000,000 shares of its common stock.





                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, The Chubb Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             THE CHUBB CORPORATION

                                                 (Registrant)



                                             By: /s/ Henry B. Schram
                                                ------------------------------
                                                     Henry B. Schram
                                                     Senior Vice-President and
                                                      Chief Accounting Officer

Date: May 12, 1994

                               INDEX TO EXHIBIT
                               ----------------


 Exhibit
   No.                      Description
- - - --------          ----------------------------------
  11.1            Computation of earnings per share.