Form 10-Q
period 1994-06-30
CHUBB CORP
filed 1994-08-12
CIK 20171

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington, D. C.

                                     20549

                                   FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- ---
     ACT OF 1934

For the quarterly period ended June 30, 1994
                               -------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---
     EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    -------------
Commission file number 1-8661
                       ------


                              THE CHUBB CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)




          NEW JERSEY                                          13-2595722
- -------------------------------                          --------------------
(State or other jurisdiction of                          (I. R. S. Employer
 incorporation or organization)                           Identification No.)


15 MOUNTAIN VIEW ROAD, WARREN, NEW JERSEY                     07061-1615
- -----------------------------------------                     ----------
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


                   YES  X               NO
                      ------               ------

       The number of shares of common stock outstanding as of July 29, 1994 was 87,728,809.

                             THE CHUBB CORPORATION
                                     INDEX



                                                                     Page Number
                                                                     -----------
Part I.   Financial Information:

  Item 1 - Financial Statements:

    Consolidated Balance Sheets as of
     June 30, 1994 and December 31, 1993..........................       1


    Consolidated Statements of Income for the
     Three Months and Six Months Ended
     June 30, 1994 and 1993.......................................       2


    Consolidated Statements of Cash Flows for the
     Six Months Ended June 30, 1994 and 1993......................       3


    Notes to Consolidated Financial Statements....................       4


  Item  2 - Management's Discussion and Analysis
    of Financial Condition and Results of Operations..............       6


Part II.  Other Information:

  Item 4 - Submission of Matters to a Vote of Security Holders....      12

  Item 6 - Exhibits and Reports on Form 8-K.......................      13

                             THE CHUBB CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                          June 30,    Dec. 31,
                                                            1994        1993
                                                          --------    --------
                                                              (in millions)
Assets

  Invested Assets
    Short Term Investments............................... $   670.0   $   531.3
    Fixed Maturities
      Held-to-Maturity
       Tax Exempt (market $3,341.4 and $6,048.4).........   3,221.1     5,528.9
       Taxable (market $655.0 and $2,726.0)..............     648.6     2,528.9
      Available-for-Sale
       Tax Exempt (1994 cost $2,326.3)...................   2,414.1           -
       Taxable (1994 cost $4,234.3 and
        1993 market $2,148.5)............................   4,115.8     2,128.7
    Equity Securities (cost $809.1 and $709.9)...........     906.9       930.0
    Policy and Mortgage Loans............................     194.4       194.3
                                                          ---------   ---------
           Total Invested Assets.........................  12,170.9    11,842.1
  Cash...................................................       7.0         4.6
  Accrued Investment Income..............................     211.0       205.0
  Premiums Receivable....................................     832.3       720.1
  Reinsurance Recoverable on Property and Casualty
   Unpaid Claims.........................................   1,853.2     1,785.4
  Prepaid Reinsurance Premiums...........................     427.0       427.3
  Funds in Escrow - Asbestos-Related Settlement..........     546.6       538.2
  Deferred Policy Acquisition Costs
    Property and Casualty Insurance......................     509.9       489.7
    Life and Health Insurance............................     554.9       522.6
  Real Estate Assets.....................................   1,730.7     1,709.0
  Deferred Income Tax....................................     272.0       229.0
  Other Assets...........................................   1,055.0       963.9
                                                          ---------   ---------
           Total Assets.................................. $20,170.5   $19,436.9
                                                          =========   =========
Liabilities

  Property and Casualty Unpaid Claims.................... $ 8,598.1   $ 8,235.4
  Life and Health Policy Liabilities.....................   2,535.4     2,446.6
  Unearned Premiums......................................   2,271.6     2,180.0
  Short Term Debt........................................     118.4        94.9
  Long Term Debt.........................................   1,290.9     1,273.8
  Dividend Payable to Shareholders.......................      40.4        37.7
  Accrued Expenses and Other Liabilities.................   1,068.3       972.4
                                                          ---------   ---------
           Total Liabilities.............................  15,923.1    15,240.8
                                                          ---------   ---------

Shareholders' Equity

  Common Stock - $1 Par Value; 87,759,998 and
   87,709,465 Shares.....................................      87.8        87.7
  Paid-In Surplus........................................     784.9       782.2
  Retained Earnings......................................   3,452.2     3,313.1
  Foreign Currency Translation Gains, Net of Income Tax..       2.3         0.3
  Unrealized Appreciation of Investments, Net............      46.9       143.1
  Receivable from Employee Stock Ownership Plan..........    (126.7)     (130.3)
                                                          ---------   ---------
           Total Shareholders' Equity....................   4,247.4     4,196.1
                                                          ---------   ---------
           Total Liabilities and Shareholders' Equity.... $20,170.5   $19,436.9
                                                          =========   =========


See Notes to Consolidated Financial Statements.

                                                                          Page 2
                             THE CHUBB CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                             PERIODS ENDED JUNE 30


                                           Second Quarter        Six Months
                                           --------------      --------------
                                           1994      1993      1994      1993
                                           ----      ----      ----      ----
                                                      (in millions)
Revenues
  Premiums Earned and Policy Charges.... $1,149.0  $1,007.5  $2,282.7  $1,984.2
  Investment Income.....................    200.7     196.5     403.9     389.6
  Real Estate...........................     49.6      35.9      93.4      71.7
  Realized Investment Gains.............     15.3      43.7      30.6      75.6
                                         --------  --------  --------  --------
         Total Revenues.................  1,414.6   1,283.6   2,810.6   2,521.1
                                         --------  --------  --------  --------

Benefits, Claims and Expenses
  Insurance Claims and Policyholders'
   Benefits.............................    791.0     682.0   1,684.4   1,350.7
  Amortization of Deferred Policy
   Acquisition Costs....................    274.8     245.1     546.2     494.7
  Other Insurance Operating Costs and
   Expenses.............................    105.1     100.2     208.3     192.8
  Real Estate Cost of Sales and Expenses     50.3      35.4      94.7      70.7
  Investment Expenses...................      2.4       2.0       6.9       5.2
  Corporate Expenses....................      8.5       7.6      17.9      15.8
                                         --------  --------  --------  --------
         Total Benefits, Claims and
          Expenses......................  1,232.1   1,072.3   2,558.4   2,129.9
                                         --------  --------  --------  --------
Income Before Federal and Foreign
 Income Tax.............................    182.5     211.3     252.2     391.2
Federal and Foreign Income Tax..........     35.8      42.8      32.3      76.9
                                         --------  --------  --------  --------
Income Before Cumulative Effect of
 Changes in Accounting Principles.......    146.7     168.5     219.9     314.3
Cumulative Effect of Changes in
 Accounting Principles, Net of Tax......        -         -         -     (20.0)
                                         --------  --------  --------  --------
Net Income.............................. $  146.7  $  168.5  $  219.9  $  294.3
                                         ========  ========  ========  ========
Average Common and Common Equivalent
 Shares Outstanding (In Thousands)......   90,654    90,540    90,640    90,502


PER SHARE DATA
- --------------
Income Before Cumulative Effect of
 Changes in Accounting Principles....... $   1.65  $   1.89  $   2.48  $   3.53
Cumulative Effect of Changes in
 Accounting Principles..................        -         -         -      (.22)
                                         --------  --------  --------  --------
Net Income.............................. $   1.65  $   1.89  $   2.48  $   3.31
                                         ========  ========  ========  ========

Dividends Declared...................... $    .46  $    .43  $    .92  $    .86


See Notes to Consolidated Financial Statements.

                             THE CHUBB CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30

                                                             1994        1993
                                                             ----        ----
                                                               (in millions)
Cash Flows from Operating Activities
  Net Income............................................. $   219.9   $   294.3
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities
    Increase in Property and Casualty Unpaid Claims, Net.     294.9       221.9
    Increase in Unearned Premiums, Net...................      91.9        93.0
    Increase in Premiums Receivable......................    (112.2)      (81.0)
    Increase in Deferred Policy Acquisition Costs........     (47.5)      (47.0)
    Deferred Income Tax (Credit).........................      13.1       (18.5)
    Realized Investment Gains............................     (30.6)      (75.6)
    Cumulative Effect of Changes in Accounting Principles         -        20.0
    Other, Net...........................................      23.3        81.4
                                                          ---------   ---------
  Net Cash Provided by Operating Activities..............     452.8       488.5
                                                          ---------   ---------

Cash Flows from Investing Activities
  Proceeds from Sales of Fixed Maturities................   1,499.4     1,397.4
  Proceeds from Maturities of Fixed Maturities...........     296.6       324.7
  Proceeds from Sales of Equity Securities...............     154.4       157.6
  Purchases of Fixed Maturities..........................  (2,063.0)   (1,510.7)
  Purchases of Equity Securities.........................    (205.6)     (138.0)
  Increase in Short Term Investments, Net................    (138.7)     (496.7)
  Increase in Net Receivable from Security
   Transactions Not Settled..............................      (4.2)     (166.6)
  Additions to Real Estate Properties, Net...............     (23.2)      (27.5)
  Other, Net.............................................     (27.8)      (27.7)
                                                          ---------   ---------
  Net Cash Used in Investing Activities..................    (512.1)     (487.5)
                                                          ---------   ---------

Cash Flows from Financing Activities
  Deposits Credited to Policyholder Funds................     158.7       139.6
  Withdrawals from Policyholder Funds....................     (63.7)      (52.9)
  Proceeds from Issuance of Long Term Debt...............      33.2       254.3
  Repayment of Long Term Debt............................     (16.1)      (54.3)
  Increase (Decrease) in Short Term Debt, Net............      23.5      (218.5)
  Dividends Paid to Shareholders.........................     (78.1)      (72.7)
  Other, Net.............................................       4.2         6.3
                                                          ---------   ---------
  Net Cash Provided by Financing Activities..............      61.7         1.8
                                                          ---------   ---------
Net Increase in Cash.....................................       2.4         2.8

Cash at Beginning of Year................................       4.6         6.7
                                                          ---------   ---------
  Cash at End of Period.................................. $     7.0   $     9.5
                                                          =========   =========



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

2)  Changes in Accounting Principles

              Effective January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Similar to the Corporation's previous accounting policy for investments in fixed maturities and equity securities, SFAS No. 115 provides that the accounting for such securities depends on their classification as either held-to-maturity (previously referred to as held for investment), available-for-sale or trading. However, SFAS No. 115 establishes more stringent criteria for classifying fixed maturities as held-to-maturity. Therefore, the adoption of SFAS No. 115 resulted in an increase in the portion of the Corporation's fixed maturities classified as available-for-sale and a similar decrease in those classified as held-to-maturity. SFAS No. 115 also requires that fixed maturities classified as available-for-sale be carried at market value, with unrealized appreciation or depreciation excluded from income and credited or charged directly to a separate component of shareholders' equity. Previously, such fixed maturities were carried at the lower of the aggregate amortized cost or market value. In conjunction with the Corporation's adoption of SFAS No. 115, deferred policy acquisition costs related to interest-sensitive life insurance contracts were adjusted to reflect the effects that would have been recognized had the unrealized gains relating to investments classified as available-for-sale actually been realized, with a corresponding charge directly to the separate component of shareholders' equity. SFAS No. 115 may not be retroactively applied to prior years' financial statements. The cumulative effect, as of January 1, 1994, of the change in accounting principle was an increase in shareholders' equity of $220.5 million, net of the related adjustment to deferred policy acquisition costs of $60.7 million and deferred income taxes of $118.8 million. Adoption of the Statement did not have an impact on net income in the first six months of 1994 nor will it in future periods.

              In the first quarter of 1993, the Corporation adopted SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 109, Accounting for Income Taxes. SFAS No. 106 requires the Corporation to accrue the expected cost of providing postretirement benefits, principally health care and life insurance, to employees and their beneficiaries and covered dependents during the years that the employees render the necessary service. The transition obligation of $89.4 million, which represents the unfunded and unrecognized accumulated postretirement benefit obligation as of January 1, 1993, was recognized in the first quarter of 1993 as the cumulative effect of a change in accounting principle. The cumulative effect, net of related income tax benefits of $30.4 million, was a decrease in net income of $59.0 million or $.65 per share. SFAS No. 109 prescribes an asset and liability method of accounting for income taxes, the objective of which is to recognize an asset or liability for the expected future tax effects attributable to temporary differences between the financial reporting and tax bases of assets and liabilities, based on the enacted tax rates and other provisions of tax law. SFAS No. 109 was implemented by including the cumulative effect of the change in accounting principle in net income in the first quarter of 1993. Such cumulative effect was an increase in net income of $39.0 million or $.43 per share. Excluding the cumulative effect adjustments, the adoption of the two Statements did not have a significant impact on net income in the first six months of 1994 or 1993.

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

           The net change in unrealized appreciation of investments carried at market value was as follows:

                                                    Periods Ended June 30
                                               --------------------------------
                                               Second Quarter     Six Months
                                               --------------   ---------------
                                               1994      1993   1994       1993
                                               ----      ----   ----       ----
                                                        (in millions)
     Change in unrealized appreciation of
      equity securities......................  $ (38.5) $24.5   $(122.3)  $32.1
     Change in unrealized appreciation of
      fixed maturities.......................   (155.7)     -    (430.7)      -
     Change in deferred policy acquisition
      cost adjustment........................     28.1      -      65.7       -
                                               -------  -----   -------   -----
                                                (166.1)  24.5    (487.3)   32.1
     Deferred income tax (credit)..........      (58.2)   8.3    (170.6)   10.9
                                               -------  -----   -------   -----
                                                (107.9)  16.2    (316.7)   21.2
     Cumulative effect, as of January 1,
      1994, of change in accounting
      principle, net.........................        -      -     220.5       -
                                               -------  -----   -------   -----

     Change in unrealized appreciation of
      investments, net.......................  $(107.9) $16.2   $ (96.2)  $21.2
                                               =======  =====   =======   =====

4)  Per Share Data

        Earnings per share amounts are based on the weighted average number of common and common equivalent shares outstanding. The 6% guaranteed exchangeable subordinated notes are considered to be common equivalent shares. The computation assumes the addition to income of the after-tax interest expense applicable to such notes.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND
             1993 AND FOR THE QUARTERS ENDED JUNE 30, 1994 AND 1993


PROPERTY AND CASUALTY INSURANCE

       Earnings from our property and casualty business were substantially lower in the first six months of 1994 compared with the same period of 1993. The decrease was due to a significant decline in underwriting results in 1994 caused by substantial catastrophe losses in the first quarter. Investment income increased modestly in 1994 compared with 1993. Property and casualty income after taxes amounted to $187.6 million in the first six months of 1994 and $132.2 million in the second quarter compared with $228.7 million and $119.5 million, respectively, in 1993.

       Net premiums written were $1.9 billion in the first six months of 1994 and $1.0 billion in the second quarter, representing increases of 11.9% and 12.1%, respectively, over the comparable periods of 1993. The marketplace continued to be competitive, particularly in the commercial classes. Property related business has experienced some rate firming but price increases in casualty lines continued to be difficult to achieve. Premium growth was due primarily to the selective writing of new business, improved renewal retention of customers who appreciate the stability, expertise and added value we provide, and exposure growth on existing business.

       Underwriting results were unprofitable in the first six months of 1994 compared with profitable results for the same period in 1993. Underwriting results were profitable in the second quarter of both years. Our combined loss and expense ratio was 103.0% in the first six months of 1994 and 96.3% in the second quarter compared with 98.9% and 98.0%, respectively, in 1993.

       The loss ratio was 70.1% for the first six months of 1994 and 63.8% for the second quarter compared with 64.9% and 64.6%, respectively, in the prior year. The loss ratio deteriorated in the first six months of 1994 due to higher catastrophe losses in the first quarter, resulting primarily from the earthquake in California and the winter storms in the eastern and midwestern parts of the United States. Catastrophe losses in the first six months of 1994 amounted to $160.3 million which represented 8.7 percentage points of the loss ratio compared with $45.3 million or 2.8 percentage points in 1993.
Catastrophe losses for the second quarter of 1994 amounted to $12.9 million or
1.4 percentage points of the loss ratio compared with $16.5 million or 2.0 percentage points in 1993.

       Our expense ratio was 32.9% for the first six months of 1994 and 32.5% for the second quarter compared with 34.0% and 33.4%, respectively, in 1993. The decrease in 1994 was due primarily to growth in written premiums at a greater rate than the increase in overhead expenses. Expenses were reduced in the first six months of 1994 and 1993 by contingent profit sharing accruals of $4.0 million ($2.0 million per quarter) relating to a medical malpractice stop loss reinsurance agreement. Quarterly accruals similar to those in the first two quarters are anticipated during the remainder of 1994.

       Underwriting results during 1994 and 1993 by class of business were as follows:

                                              Six Months Ended June 30
                                       --------------------------------------
                                        Net Premiums        Combined Loss and
                                           Written            Expense Ratios
                                       --------------       -----------------
                                       1994      1993         1994      1993
                                       ----      ----         ----      ----
                                        (in millions)
Personal Insurance
  Automobile........................ $   94.6  $   98.2        95.6%     98.3%
  Homeowners........................    213.8     208.0       129.7     102.4
  Other.............................     99.4      97.4        86.7      86.2
                                     --------  --------       -----     -----
                                        407.8     403.6       111.5      97.5
                                     --------  --------       -----     -----

Standard Commercial Insurance
  Multiple Peril....................    300.3     262.9       115.9     108.0
  Casualty..........................    284.3     257.1       104.8      98.5
  Workers' Compensation.............     94.7      87.8       107.9     116.9
                                     --------  --------       -----     -----
                                        679.3     607.8       110.1     105.2
                                     --------  --------       -----     -----

Specialty Commercial Insurance
  Fidelity and Surety...............    344.8     296.0        80.0      81.2
  Other.............................    390.4     327.2       101.6     100.7
                                     --------  --------       -----     -----
                                        735.2     623.2        91.2      91.0
                                     --------  --------       -----     -----

Reinsurance Assumed.................    110.9      92.7       106.3     118.0
                                     --------  --------       -----     -----

    Total........................... $1,933.2  $1,727.3       103.0%     98.9%
                                     ========  ========       =====     =====

                                                Quarter Ended June 30
                                       --------------------------------------
                                        Net Premiums        Combined Loss and
                                           Written            Expense Ratios
                                       --------------       -----------------
                                       1994      1993         1994      1993
                                       ----      ----         ----      ----
                                        (in millions)
Personal Insurance
  Automobile........................ $   49.7  $   52.0        96.2%     96.4%
  Homeowners........................    118.6     117.1       105.2      90.3
  Other.............................     55.0      53.5        76.3      83.6
                                     --------  --------       -----     -----
                                        223.3     222.6        96.2      90.2
                                     --------  --------       -----     -----

Standard Commercial Insurance
  Multiple Peril....................    163.9     141.8       103.5     114.9
  Casualty..........................    148.2     135.7       106.0     101.4
  Workers' Compensation.............     45.4      41.8       104.4     116.5
                                     --------  --------       -----     -----
                                        357.5     319.3       105.1     109.5
                                     --------  --------       -----     -----

Specialty Commercial Insurance
  Fidelity and Surety...............    191.0     160.8        77.3      78.6
  Other.............................    201.3     170.7        96.5      98.2
                                     --------  --------       -----     -----
                                        392.3     331.5        87.1      88.5
                                     --------  --------       -----     -----

Reinsurance Assumed.................     47.1      36.5       108.7     129.3
                                     --------  --------       -----     -----

    Total........................... $1,020.2  $  909.9        96.3%     98.0%
                                     ========  ========       =====     =====

  PERSONAL INSURANCE

       Premiums from personal insurance coverages, which represent approximately 21% of the premiums written by our property and casualty insurance subsidiaries, increased 1.0% in the first six months of 1994 and less than 1% in the second quarter compared with the similar periods in 1993. It continues to be difficult to write new homeowners and other non-automobile business due to our disciplined pricing. Rates for these coverages have not increased during the past year. Personal automobile premiums decreased modestly in 1994, which is consistent with our plan to control our exposure in this class.

       Our personal insurance business produced unprofitable underwriting results in the first six months of 1994 due to the adverse effect of the significant catastrophe losses in the first quarter. Underwriting results were profitable for the first six months of 1993 and for the second quarter of both 1994 and 1993. The combined loss and expense ratios were 111.5% for the first six months of 1994 and 96.2% for the second quarter compared with 97.5% and 90.2%, respectively, in 1993. Significant weather-related catastrophe losses in the first quarter adversely affected homeowners results in the first six months of 1994 and, to a lesser extent, in 1993. Homeowners results in the second quarter of 1994 were adversely affected by higher catastrophe losses compared with the same period in the prior year. Catastrophe losses for this class represented 34.7 percentage points of the loss ratio for the first six months of 1994 and 16.8 percentage points for the second quarter compared with 14.2 and 4.7 percentage points, respectively, in the comparable 1993 periods. Other personal coverages, which include insurance for personal valuables and excess liability, produced profitable results in 1994 and 1993. Improvement in personal excess liability results in 1994 due to favorable loss experience was offset by the adverse effect of losses of personal valuables resulting from the earthquake in California. Catastrophe losses represented 10.2 percentage points of the loss ratio for other personal coverages in the first six months of 1994 compared with less than 1 percentage point in 1993. Our automobile business produced profitable results in 1994 and 1993.

  STANDARD COMMERCIAL INSURANCE

       Premiums from standard commercial insurance, which include multiple peril, casualty and workers' compensation, and which represent approximately 35% of our total writings, increased 11.8% in the first six months of 1994 and 12.0% in the second quarter compared with the similar periods in 1993. The competitive market has continued to place significant pressure on prices. Premium growth was due primarily to a combination of the disciplined writing of new accounts, improved renewal retention and exposure growth on existing business.

       Our standard commercial business produced unprofitable underwriting results in both 1994 and 1993. The combined loss and expense ratios were 110.1% for the first six months of 1994 and 105.1% for the second quarter compared with 105.2% and 109.5%, respectively, in 1993. Multiple peril results deteriorated in the first six months of 1994 due to the adverse effect of significant catastrophe losses in the first quarter, resulting primarily from the earthquake in California. Catastrophe losses for the multiple peril class in the first six months of 1994 represented 19.2 percentage points of the loss ratio compared with only 3.3 percentage points in 1993. Multiple peril results, excluding the impact of catastrophes, improved in the first six months of 1994 due to stable loss frequency and severity. Multiple peril results in the second quarter of 1994 benefitted from favorable development on prior period catastrophe losses.

       The excess liability component of our casualty coverages deteriorated somewhat in 1994 due to several large losses but remained profitable. These favorable results were offset in varying degrees in 1994 and 1993 by the need to increase reserves for asbestos-related and toxic waste claims. Results in the automobile component were profitable in 1994 and 1993. Workers' compensation results improved in 1994 but remained unprofitable. Results in this class were aggravated in both years, but more so in 1993, by our share of the significant losses incurred by the involuntary pools and mandatory business in which we must participate by law.

  SPECIALTY COMMERCIAL INSURANCE

       Premiums from specialty commercial business, which represent approximately 38% of our total writings, increased by 18.0% in the first six months of 1994 and 18.3% in the second quarter compared with the same periods a year ago. The increase was due to new business opportunities and rate and exposure increases. Our strategy of working closely with our customers and our ability to differentiate our products has enabled us to retain a large percentage of our business.

       Our specialty commercial business produced substantial underwriting profits in both 1994 and 1993. The combined loss and expense ratios were 91.2% for the first six months of 1994 and 87.1% for the second quarter compared with 91.0% and 88.5%, respectively, in 1993. Our executive protection and financial fidelity results were highly profitable in both years due to favorable loss experience. Surety results were also profitable in 1994 and 1993. Marine results were unprofitable in the first six months of 1994 compared with profitable results in 1993. The deterioration was due to significant catastrophe losses in the first quarter, resulting primarily from the earthquake in California. Results in several of our smaller specialty classes improved in 1994.

  REINSURANCE ASSUMED

       Premiums from reinsurance assumed, which is primarily treaty reinsurance from the Sun Alliance Group plc, represent approximately 6% of our total premium writings. Premiums increased 19.6% in the first six months of 1994 and 29.0% in the second quarter compared with the same periods in 1993 due primarily to an increase in our participation in the business of Sun Alliance. Underwriting results for this segment improved significantly in 1994 compared with the prior year but remained unprofitable.

       We have further increased our participation in the business of Sun Alliance. Such increase in premiums written will be first reported in our third quarter results.

  LOSS RESERVES

       Loss reserves, net of reinsurance recoverable, increased by $294.9 million during the first six months of 1994. Unpaid claims related to the catastrophes in the first quarter of 1994 contributed a portion of the increase. Loss reserves were reduced during the first six months of 1994 by payments aggregating $84 million related to pending asbestos-related bodily injury claims against Fibreboard Corporation. A discussion of the Fibreboard settlement is incorporated by reference from Item 7 of the Registrant's Form 10-K for the year ended December 31, 1993.

  INVESTMENTS

       Investment income after deducting expenses and taxes increased by 4.1% in the first six months of 1994 and 3.2% in the second quarter compared with the comparable periods in 1993. The growth was due primarily to an increase in invested assets since the second quarter of 1993, reflecting the strong cash flow from operations. The effective tax rate on investment income increased to 14.7% in the first six months of 1994 from 13.4% in 1993 due primarily to the increase in the federal corporate tax rate from 34% to 35%. In the first six months of 1994, new cash was invested primarily in taxable bonds and we also increased our short term investments. We maintain investments in highly liquid short term securities at all times to provide for immediate cash needs. At June 30, 1994, such investments were at a higher than normal level so that funds are readily available to pay amounts related to the Fibreboard settlement.

LIFE AND HEALTH INSURANCE

       The life and health insurance subsidiaries had earnings after taxes of $12.0 million for the first six months of 1994 compared with $29.0 million in 1993. Total life and health insurance premiums and policy charges amounted to $441.4 million in the first six months of 1994 compared with $349.9 million in 1993.

       Premiums and policy charges for personal insurance amounted to $130.3 million in the first six months of 1994, an increase of 12.9% from the same period in 1993. Earnings in personal lines were $19.4 million in the first six months of 1994 compared with $18.8 million in 1993. The 1994 earnings increase was due to the favorable settlement of litigation in the second quarter related to certain previously purchased software systems. Tax benefits of $1.5 million were recognized in the second quarter of 1993 as a result of settlement of prior years' taxes.

       Premium revenue for group insurance was $311.1 million for the first six months of 1994 and $149.0 million for the second quarter, representing increases of 32.7% and 17.1%, respectively, compared with the same periods in 1993. Due to legislation which became effective in April 1993 in New York, which is our major market, several insurers reduced their market share in the small group health segment. We offered a competitive product and thus substantially increased our sales in that market. The growth in premium revenue in 1994 reflected the effect of the significant increase in new policies during the last three quarters of 1993. Due to increased levels of competition in the small group market in 1994 as well as our significant rate increases, some of the new policies written in 1993, which became eligible for renewal in April 1994, were not renewed. We anticipate that this trend will continue during the remainder of 1994. Group insurance operations resulted in a loss of $7.4 million for the first six months of 1994 compared with income of $10.2 million for the same period in 1993. The deterioration was due to significantly greater claim activity related to group health policies than was anticipated when new rates were developed in 1993. While we have increased rates substantially, we expect group health earnings to be lower throughout the remainder of 1994 than they were in the comparable 1993 period.

       Gross investment income increased by 2.9% in the first six months of 1994 over the same period in 1993. New cash was invested in mortgage-backed and corporate securities. To provide for liquidity, funds believed to be sufficient to meet any unusual needs for cash have been maintained in short term securities.

REAL ESTATE

       Real estate operations resulted in a loss after taxes of $1.0 million for the first six months of 1994 compared with income of $0.5 million in 1993. Earnings were adversely affected in both periods, but somewhat more so in 1994, by increased portions of interest costs being charged directly to expense rather than being capitalized as well as increases in the provision for possible uncollectible receivables related to mortgages. Revenues were $93.4 million in the first six months of 1994 compared with $71.7 million in 1993.


CORPORATE

       In July 1994, the Corporation replaced its $300 million revolving credit agreement which would have terminated in November 1994 with a new agreement which will provide for unsecured borrowings of up to the same amount. The new agreement includes generally the same terms and conditions as the previous agreement and will terminate in July 1997.

INVESTMENT GAINS AND LOSSES

       Decisions to sell securities are governed principally by considerations of investment opportunities and tax consequences. As a result, realized investment gains and losses may vary significantly from period to period. Investment gains before taxes of $30.6 million were realized in the first six months of 1994 compared with gains of $75.6 million for the same period in 1993. The higher gains in 1993 were due primarily to the sale of fixed maturities as part of the realignment of our portfolio.

CHANGES IN ACCOUNTING PRINCIPLES

       Effective January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. As a result, a substantial portion of our fixed maturity portfolio is now carried at market value, with unrealized appreciation or depreciation excluded from income and credited or charged directly to a separate component of shareholders' equity. The cumulative effect of this change in accounting principle was an increase in shareholders' equity of $220.5 million as of January 1, 1994. However, due to the rising interest rates in the first six months of 1994 and the resulting decrease in the market value of fixed maturities, the effect of this change in accounting principle on shareholders' equity at June 30, 1994 was a reduction of $16.7 million. The adoption of SFAS No. 115 did not have an impact on net income in the first six months of 1994. At June 30, 1994, the unrealized appreciation of that portion of our fixed maturity portfolio still carried at amortized cost was $127 million. Such unrealized appreciation was not reflected in the consolidated financial statements.

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

                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 4 - Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

       The Annual Meeting of Shareholders of The Chubb Corporation was held on April 26, 1994. Matters submitted to Shareholders at the meeting were as follows:

       Votes were cast in the following manner in connection with the election of each Director to serve until the next Annual Meeting of Shareholders.

Director                            Votes For            Votes Against
- --------                            ---------            -------------
John C. Beck                        74,775,408                9,971
Percy Chubb, III                    74,589,882              195,497
Joel J. Cohen                       74,739,817               45,562
Henry U. Harder                     74,579,199              206,180
Robert V. Lindsay                   74,758,010               27,369
Thomas C. MacAvoy                   74,773,320               12,059
Gertrude G. Michelson               73,969,993              815,386
Dean R. O'Hare                      74,594,451              190,928
Ernesta G. Procope                  74,559,589              225,790
Warren B. Rudman                    74,573,801              211,578
David G. Scholey                    74,575,964              209,415
Lawrence M. Small                   74,599,990              185,389
Richard D. Smith                    74,589,333              196,046
Robert G. Stone, Jr.                74,761,347               24,032
Richard D. Wood                     74,590,703              194,676

       For each Director, there were 661,711 abstaining votes. There were no broker non-votes cast.

       Votes were cast in the following manner in connection with the proposal to approve the selection of Ernst & Young as the independent auditors of the Registrant for the year 1994.

                                    Votes For            Votes Against
                                    ---------            -------------
                                    75,177,462              131,656

       There were 137,972 abstaining votes and no broker non-votes cast.

       Votes were cast in the following manner in connection with the proposal to approve The Chubb Corporation Annual Incentive Compensation Plan (1994).

                                    Votes For            Votes Against
                                    ---------            -------------
                                    73,734,730             1,289,775

       There were 422,585 abstaining votes and no broker non-votes cast.

Item 6 - Exhibits and Reports on Form 8-K
- -----------------------------------------

A.  Exhibit 11.1 - Computation of earnings per share.

B. Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended June 30, 1994.





                                   SIGNATURES
                                   ----------

       Pursuant to the requirements of the Securities Exchange Act of 1934, The Chubb Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             THE CHUBB CORPORATION

                                                 (Registrant)



                                             By: /s/ Henry B. Schram
                                                -------------------------------
                                                  Henry B. Schram
                                                  Senior Vice-President and
                                                   Chief Accounting Officer


Date: August 12, 1994

                             INDEX TO EXHIBIT
                             ----------------

   EXHIBIT NO.                  DESCRIPTION
   -----------                  -----------

     11.1            Computation of earnings per share.