Form 10-Q
period 1994-09-30
CHUBB CORP
filed 1994-11-10
CIK 20171

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D. C.

                                     20549

                                   FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---
     EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1994
                               ------------------------------

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---
     EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    -------------

Commission file number    1-8661
                       ------------


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


                       YES   X              NO
                            ---                 ---

       The number of shares of common stock outstanding as of October 31, 1994 was 87,148,353.

                             THE CHUBB CORPORATION
                                     INDEX



                                                                     Page Number
                                                                     -----------
Part I.   Financial Information:

  Item 1 - Financial Statements:

    Consolidated Balance Sheets as of
     September 30, 1994 and December 31, 1993.....................       1


    Consolidated Statements of Income for the
     Three Months and Nine Months Ended
     September 30, 1994 and 1993..................................       2


    Consolidated Statements of Cash Flows for the
     Nine Months Ended September 30, 1994 and 1993................       3


    Notes to Consolidated Financial Statements....................       4


  Item  2 - Management's Discussion and Analysis
    of Financial Condition and Results of Operations..............       7


Part II.  Other Information:

  Item 6 - Exhibits and Reports on Form 8-K.......................      16

                             THE CHUBB CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                          Sept. 30,    Dec. 31,
                                                            1994         1993
                                                          ---------   ---------
                                                              (in millions)
Assets

  Invested Assets
    Short Term Investments............................... $   814.0   $   531.3
    Fixed Maturities
      Held-to-Maturity
       Tax Exempt (market $3,267.1 and $6,048.4).........   3,170.7     5,528.9
       Taxable (market $638.6 and $2,726.0)..............     642.4     2,528.9
      Available-for-Sale
       Tax Exempt (1994 cost $2,336.6)...................   2,397.3           -
       Taxable (1994 cost $4,307.5 and
        1993 market $2,148.5)............................   4,143.4     2,128.7
    Equity Securities (cost $895.3 and $709.9)...........   1,015.0       930.0
    Policy and Mortgage Loans............................     197.2       194.3
                                                          ---------   ---------
           Total Invested Assets.........................  12,380.0    11,842.1
  Cash...................................................       5.0         4.6
  Accrued Investment Income..............................     200.4       205.0
  Premiums Receivable....................................     753.0       720.1
  Reinsurance Recoverable on Property and Casualty
   Unpaid Claims.........................................   1,902.8     1,785.4
  Prepaid Reinsurance Premiums...........................     462.9       427.3
  Funds in Escrow - Asbestos-Related Settlement..........     551.8       538.2
  Deferred Policy Acquisition Costs
    Property and Casualty Insurance......................     532.9       489.7
    Life and Health Insurance............................     581.6       522.6
  Real Estate Assets.....................................   1,737.7     1,709.0
  Deferred Income Tax....................................     285.3       229.0
  Other Assets...........................................   1,092.1       963.9
                                                          ---------   ---------
           Total Assets.................................. $20,485.5   $19,436.9
                                                          =========   =========
Liabilities

  Property and Casualty Unpaid Claims.................... $ 8,758.2   $ 8,235.4
  Life and Health Policy Liabilities.....................   2,578.2     2,446.6
  Unearned Premiums......................................   2,392.6     2,180.0
  Short Term Debt........................................     141.3        94.9
  Long Term Debt.........................................   1,286.9     1,273.8
  Dividend Payable to Shareholders.......................      40.4        37.7
  Accrued Expenses and Other Liabilities.................     977.5       972.4
                                                          ---------   ---------
           Total Liabilities.............................  16,175.1    15,240.8
                                                          =========   =========

Shareholders' Equity

  Common Stock - $1 Par Value; 87,779,453 and
   87,709,465 Shares.....................................      87.8        87.7
  Paid-In Surplus........................................     785.8       782.2
  Retained Earnings......................................   3,564.5     3,313.1
  Foreign Currency Translation Gains, Net of Income Tax..      14.1         0.3
  Unrealized Appreciation of Investments, Net............      21.9       143.1
  Receivable from Employee Stock Ownership Plan..........    (126.7)     (130.3)
  Treasury Stock, at Cost; 516,100 Shares................     (37.0)          -
                                                          ---------   ---------
           Total Shareholders' Equity....................   4,310.4     4,196.1
                                                          ---------   ---------
           Total Liabilities and Shareholders' Equity.... $20,485.5   $19,436.9
                                                          =========   =========

See Notes to Consolidated Financial Statements.

                                                                          Page 2
                             THE CHUBB CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                           PERIODS ENDED SEPTEMBER 30


                                           Third Quarter        Nine Months
                                           --------------      --------------
                                           1994      1993      1994      1993
                                           ----      ----      ----      ----
                                                      (in millions)
Revenues
  Premiums Earned and Policy Charges.... $1,149.2  $1,206.8  $3,431.9  $3,191.0
  Investment Income.....................    210.3     204.5     614.2     594.1
  Real Estate...........................     54.8      41.1     148.2     112.8
  Realized Investment Gains.............     14.6     117.9      45.2     193.5
                                         --------  --------  --------  --------
         Total Revenues.................  1,428.9   1,570.3   4,239.5   4,091.4
                                         --------  --------  --------  --------

Benefits, Claims and Expenses
  Insurance Claims and Policyholders'
   Benefits.............................    785.4   1,416.1   2,469.8   2,766.8
  Amortization of Deferred Policy
   Acquisition Costs....................    273.9     255.3     820.1     750.0
  Other Insurance Operating Costs and
   Expenses.............................    109.5      94.9     317.8     287.7
  Real Estate Cost of Sales and Expenses     55.3      40.5     150.0     111.2
  Investment Expenses...................      2.7       2.5       9.6       7.7
  Corporate Expenses....................      9.8       6.3      27.7      22.1
                                         --------  --------  --------  --------
         Total Benefits, Claims and
          Expenses......................  1,236.6   1,815.6   3,795.0   3,945.5
                                         --------  --------  --------  --------
Income (Loss) Before Federal and Foreign
 Income Tax.............................    192.3    (245.3)    444.5     145.9
Federal and Foreign Income Tax (Credit).     39.6    (114.7)     71.9     (37.8)
                                         --------  --------  --------  --------
Income (Loss) Before Cumulative Effect
 of Changes in Accounting Principles....    152.7    (130.6)    372.6     183.7
Cumulative Effect of Changes in
 Accounting Principles, Net of Tax......        -         -         -     (20.0)
                                         --------  --------  --------  --------
Net Income (Loss)....................... $  152.7  $ (130.6) $  372.6  $  163.7
                                         ========  ========  ========  ========
Average Common and Common Equivalent
 Shares Outstanding (In Thousands)......   90,543    90,584    90,608    90,529

PER SHARE DATA
- --------------
Income (Loss) Before Cumulative Effect
 of Changes in Accounting Principles.... $   1.71  $  (1.42) $   4.19  $   2.11
Cumulative Effect of Changes in
 Accounting Principles..................        -         -         -      (.22)
                                         --------  --------  --------  --------
Net Income (Loss)....................... $   1.71  $  (1.42) $   4.19  $   1.89
                                         ========  ========  ========  ========

Dividends Declared...................... $    .46  $    .43  $   1.38  $   1.29

See Notes to Consolidated Financial Statements.

                             THE CHUBB CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30

                                                              1994        1993
                                                              ----        ----
                                                                 (in millions)
Cash Flows from Operating Activities
  Net Income............................................. $   372.6   $   163.7
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities
    Increase in Property and Casualty Unpaid Claims, Net.     405.4     1,058.8
    Increase (Decrease) in Life and Health Policy
     Liabilities, Net....................................     (22.2)       46.1
    Increase in Unearned Premiums, Net...................     177.0       135.0
    Increase in Premiums Receivable......................     (32.9)      (37.3)
    Increase in Deferred Policy Acquisition Costs........     (84.8)      (68.3)
    Medical Malpractice Reinsurance Premium Receivable...         -      (125.0)
    Decrease in Income Tax Payable.......................     (20.0)      (63.4)
    Deferred Income Tax (Credit).........................       2.3       (81.0)
    Realized Investment Gains............................     (45.2)     (193.5)
    Cumulative Effect of Changes in Accounting Principles         -        20.0
    Other, Net...........................................     (58.7)       83.3
                                                          ---------   ---------
  Net Cash Provided by Operating Activities..............     693.5       938.4
                                                          ---------   ---------

Cash Flows from Investing Activities
  Proceeds from Sales of Fixed Maturities................   2,169.1     3,306.6
  Proceeds from Maturities of Fixed Maturities...........     463.7       498.6
  Proceeds from Sales of Equity Securities...............     239.9       196.2
  Purchases of Fixed Maturities..........................  (2,930.4)   (4,084.0)
  Purchases of Equity Securities.........................    (360.7)     (267.4)
  Increase in Short Term Investments, Net................    (282.7)     (609.1)
  Increase in Net Payable from Security
   Transactions Not Settled..............................      27.2        59.4
  Additions to Real Estate Properties, Net...............     (32.5)      (44.8)
  Other, Net.............................................     (46.8)      (24.8)
                                                          ---------   ---------
  Net Cash Used in Investing Activities..................    (753.2)     (969.3)
                                                          ---------   ---------

Cash Flows from Financing Activities
  Deposits Credited to Policyholder Funds................     243.1       217.1
  Withdrawals from Policyholder Funds....................     (91.9)      (79.9)
  Proceeds from Issuance of Long Term Debt...............      33.2       254.8
  Repayment of Long Term Debt............................     (20.1)      (55.1)
  Increase (Decrease) in Short Term Debt, Net............      46.4      (204.0)
  Dividends Paid to Shareholders.........................    (118.5)     (110.4)
  Repurchase of Shares...................................     (37.0)          -
  Other, Net.............................................       4.9         7.7
                                                          ---------   ---------
  Net Cash Provided by Financing Activities..............      60.1        30.2
                                                          ---------   ---------
Net Increase (Decrease) in Cash..........................       0.4        (0.7)
Cash at Beginning of Year................................       4.6         6.7
                                                          ---------   ---------
  Cash at End of Period.................................. $     5.0   $     6.0
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

2)  Changes in Accounting Principles

              Effective January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Similar to the Corporation's previous accounting policy for investments in fixed maturities and equity securities, SFAS No. 115 provides that the accounting for such securities depends on their classification as either held-to-maturity (previously referred to as held for investment), available-for-sale or trading. However, SFAS No. 115 establishes more stringent criteria for classifying fixed maturities as held-to-maturity. Therefore, the adoption of SFAS No. 115 resulted in an increase in the portion of the Corporation's fixed maturities classified as available-for-sale and a similar decrease in those classified as held-to-maturity. SFAS No. 115 also requires that fixed maturities classified as available-for-sale be carried at market value, with unrealized appreciation or depreciation excluded from income and credited or charged directly to a separate component of shareholders' equity. Previously, such fixed maturities were carried at the lower of the aggregate amortized cost or market value. In conjunction with the Corporation's adoption of SFAS No. 115, deferred policy acquisition costs related to interest-sensitive life insurance contracts were adjusted to reflect the effects that would have been recognized had the unrealized gains relating to investments classified as available-for-sale actually been realized, with a corresponding charge directly to the separate component of shareholders' equity. SFAS No. 115 may not be retroactively applied to prior years' financial statements. The cumulative effect, as of January 1, 1994, of the change in accounting principle was an increase in shareholders' equity of $220.5 million, net of the related adjustment to deferred policy acquisition costs of $60.7 million and deferred income taxes of $118.8 million. Adoption of the Statement did not have an impact on net income in the first nine months of 1994 nor will it in future periods.

              In the first quarter of 1993, the Corporation adopted SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than
    Pensions, and SFAS No. 109, Accounting for Income Taxes. SFAS No. 106 requires the Corporation to accrue the expected cost of providing postretirement benefits, principally health care and life insurance, to employees and their beneficiaries and covered dependents during the years that the employees render the necessary service. The transition obligation of $89.4 million, which represents the unfunded and unrecognized accumulated postretirement benefit obligation as of January
    1, 1993, was recognized in the first quarter of 1993 as the cumulative effect of a change in accounting principle. The cumulative effect, net of related income tax benefits of $30.4 million, was a decrease in net income of $59.0 million or $.65 per share. SFAS No. 109 prescribes an asset and liability method of accounting for income taxes, the objective of which is to recognize an asset or liability for the expected future tax effects attributable to temporary differences between the financial reporting and tax bases of assets and liabilities, based on the enacted tax rates and other provisions of tax law. SFAS No. 109 was implemented by including the cumulative effect of the change in accounting principle in net income in the first quarter of 1993. Such cumulative effect was an increase in net income of $39.0 million or $.43 per share. Excluding the cumulative effect adjustments, the adoption of the two Statements did not have a significant impact on net income in the first nine months of 1994 or 1993.

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

              The net change in unrealized appreciation of investments carried at market value was as follows:

                                                  Periods Ended September 30
                                               --------------------------------
                                               Third Quarter      Nine Months
                                               --------------   ---------------
                                               1994      1993   1994       1993
                                               ----      ----   ----       ----
                                                        (in millions)
     Change in unrealized appreciation of
      equity securities......................  $ 21.9   $43.9   $(100.4)  $76.0
     Change in unrealized appreciation or
      depreciation of fixed maturities.......   (72.7)      -    (503.4)      -
     Change in deferred policy acquisition
      cost adjustment........................    12.4       -      78.1       -
                                               ------   -----   -------   -----
                                                (38.4)   43.9    (525.7)   76.0
     Deferred income tax (credit)............   (13.4)   16.5    (184.0)   27.4
                                               ------   -----   -------   -----
                                                (25.0)   27.4    (341.7)   48.6
     Cumulative effect, as of January 1,
      1994, of change in accounting
      principle, net.........................       -       -     220.5       -
                                               ------   -----   -------   -----

     Change in unrealized appreciation of
      investments, net.......................  $(25.0)  $27.4   $(121.2)  $48.6
                                               ======   =====   =======   =====

4)  Property and Casualty Claims and Claim Expenses

           In 1993, Pacific Indemnity Company, a subsidiary of the Corporation, entered into a global settlement agreement with Continental Casualty Company (a subsidiary of CNA Financial Corporation), Fibreboard Corporation and attorneys representing claimants against Fibreboard for all future asbestos-related bodily injury claims against Fibreboard. This agreement is subject to court approval. Pacific Indemnity and Continental Casualty reached a separate agreement for the handling of all pending asbestos-related bodily injury claims against Fibreboard. That agreement further provides that the total responsibility of both insurers with respect to pending and future asbestos-related bodily injury claims against Fibreboard will be shared between Pacific Indemnity and Continental Casualty on an approximate 35% and 65% basis, respectively. As a result of these and other related agreements, additional loss reserves of $675 million were provided in the third quarter of 1993.

5)  Commutation of Medical Malpractice Reinsurance Agreement

           In August 1993, the Corporation announced its intention to exercise its option to commute, as of December 31, 1995, a stop loss reinsurance agreement relating to medical malpractice unpaid claims. The commutation will result in a return premium to the Corporation's property and casualty insurance subsidiaries of approximately
    $125 million, which was recognized in the third quarter of 1993.

6)  Per Share Data

           Earnings per share amounts are based on the weighted average number of common and common equivalent shares outstanding. The 6% guaranteed exchangeable subordinated notes are considered to be common equivalent shares. The computation assumes the addition to income of the after-tax interest expense applicable to such notes.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND
          1993 AND FOR THE QUARTERS ENDED SEPTEMBER 30, 1994 AND 1993


PROPERTY AND CASUALTY INSURANCE

       Earnings from our property and casualty business were significantly higher in 1994 compared with the prior year. Results in 1993 were adversely affected by a $675 million increase in loss reserves in the third quarter related to an agreement for the settlement of asbestos-related litigation (the "$675 million charge"). This was partially offset by a $125 million return premium to the property and casualty insurance subsidiaries, recorded in the third quarter of 1993, related to the Corporation's intention to exercise its option to commute an unrelated existing medical malpractice reinsurance agreement (the "$125 million return premium"). Discussions of the settlement of the asbestos-related litigation and the return premium related to the commutation of the medical malpractice reinsurance agreement are incorporated by reference from Item 7 of the Registrant's Form 10-K for the year ended December 31, 1993.

       Property and casualty income after taxes amounted to $327.5 million in the first nine months of 1994 compared with $1.2 million in 1993. Property and casualty income after taxes was $139.9 million in the third quarter of 1994 compared with a loss after taxes of $227.5 million in the same period of 1993. Excluding the effects of the $675 million charge and the $125 million return premium, property and casualty income after taxes was $358.7 million in the first nine months of 1993 and $130.0 million in the third quarter of that year.

       Net premiums written were $3.0 billion in the first nine months of 1994 and $1.0 billion in the third quarter, representing increases of 13.0% and 15.0%, respectively, over the comparable periods of 1993, after excluding the $125 million return premium from the 1993 amounts. The marketplace continued to be competitive, particularly in the commercial classes. Property related business has experienced some rate firming but price increases in casualty lines continued to be difficult to achieve. Premium growth was due primarily to the selective writing of new business, improved renewal retention of customers who appreciate the stability, expertise and added value we provide, and exposure growth on existing business.

       Underwriting results were near breakeven in the first nine months of 1994 and profitable in the third quarter. Underwriting results were significantly unprofitable in the first nine months and the third quarter of 1993 due to the adverse effect of the $675 million charge. Our combined loss and expense ratio was 100.6% in the first nine months of 1994 and 95.9% in the third quarter compared with 119.9% and 154.9%, respectively, in 1993.
Excluding the effects of the $675 million charge and the $125 million return premium, the combined loss and expense ratio was 98.7% in the first nine months of 1993 and 98.2% in the third quarter.

       The loss ratio was 68.0% for the first nine months of 1994 and 63.8% for the third quarter compared with 87.8% and 125.9%, respectively, in the prior year. Excluding the effects of the $675 million charge and the $125 million return premium, the loss ratio was 65.0% for the first nine months of 1993 and 65.2% for the third quarter. The loss ratio in the first nine months of 1994 was adversely affected by high catastrophe losses in the first quarter, resulting primarily from the earthquake in California and the winter storms in the eastern and midwestern parts of the United States. Catastrophe losses in the first nine months of 1994 amounted to $163.9 million which represented 5.9 percentage points of the loss ratio compared with $72.9 million or 2.8 percentage points in 1993. Catastrophe losses for the third quarter of 1994 amounted to $3.6 million or 0.4 of a percentage point of the loss ratio compared with $27.6 million or 2.8 percentage points in 1993.

       Our expense ratio was 32.6% for the first nine months of 1994 and 32.1% for the third quarter compared with 32.1% and 29.0%, respectively, in 1993. Excluding the effect of the $125 million return premium, the expense ratio was
33.7% for the first nine months of 1993 and 33.0% for the third quarter.   The
expense ratio in 1994 benefited from growth in written premiums at a greater rate than the increase in overhead expenses. Expenses were reduced in the first nine months of 1994 and 1993 by contingent profit sharing accruals of $6.0 million ($2.0 million per quarter) relating to the medical malpractice stop loss reinsurance agreement. A quarterly accrual similar to those in the first three quarters is anticipated during the fourth quarter of 1994.

       Underwriting results during 1994 and 1993 by class of business were as follows:

                                            Nine Months Ended September 30
                                       --------------------------------------
                                         Net Premiums       Combined Loss and
                                           Written           Expense Ratios
                                       ---------------      -----------------
                                       1994       1993        1994     1993
                                       ----       ----        ----     ----
                                        (in millions)
Personal Insurance
  Automobile........................ $  142.6   $  147.3       95.6%    98.3%
  Homeowners........................    326.8      322.9      118.2     98.7
  Other.............................    149.7      147.5       83.3     84.6
                                     --------   --------      -----    -----
                                        619.1      617.7      104.6     95.2
                                     --------   --------      -----    -----

Standard Commercial Insurance
  Multiple Peril....................    453.6      396.0      112.2    110.4
  Casualty..........................    413.3      508.6(a)   105.0    213.2 (a)
  Workers' Compensation.............    139.4      126.4      106.5    119.5
                                     --------   --------      -----    -----
                                      1,006.3    1,031.0(a)   108.5    162.6 (a)
                                     --------   --------      -----    -----

Specialty Commercial Insurance
  Fidelity and Surety...............    524.9      451.2       77.3     79.2
  Other.............................    575.4      489.1      104.0    100.7
                                     --------   --------      -----    -----
                                      1,100.3      940.3       91.0     90.1
                                     --------   --------      -----    -----
Reinsurance Assumed.................    241.3      162.2      101.3    115.6
                                     --------   --------      -----    -----
    Total........................... $2,967.0   $2,751.2(a)   100.6%   119.9%(a)
                                     ========   ========      =====    =====

(a) Includes the effects of the $675 million charge and the $125 million return premium. Excluding the effects of these items, net premiums written and the combined loss and expense ratio were $383.6 million and 100.1% for Casualty, $906.0 million and 107.3% for Standard Commercial and $2,626.2 million and 98.7% in Total.

                                              Quarter Ended September 30
                                       --------------------------------------
                                         Net Premiums       Combined Loss and
                                           Written           Expense Ratios
                                       ---------------      -----------------
                                       1994       1993        1994     1993
                                       ----       ----        ----     ----
                                        (in millions)
Personal Insurance
  Automobile........................ $   48.0   $   49.1       95.7%    98.3%
  Homeowners........................    113.0      114.9       94.7     91.4
  Other.............................     50.3       50.1       76.3     81.4
                                     --------   --------      -----    -----
                                        211.3      214.1       90.5     90.7
                                     --------   --------      -----    -----

Standard Commercial Insurance
  Multiple Peril....................    153.3      133.1      105.2    115.1
  Casualty..........................    129.0      251.5(b)   105.4    322.5 (b)
  Workers' Compensation.............     44.7       38.6      103.7    125.2
                                     --------   --------      -----    -----
                                        327.0      423.2(b)   105.2    240.5 (b)
                                     --------   --------      -----    -----

Specialty Commercial Insurance
  Fidelity and Surety...............    180.1      155.2       72.0     75.3
  Other.............................    185.0      161.9      108.8    100.8
                                     --------   --------      -----    -----
                                        365.1      317.1       90.8     88.4
                                     --------   --------      -----    -----
Reinsurance Assumed.................    130.4       69.5       97.3    111.7
                                     --------   --------      -----    -----
    Total........................... $1,033.8   $1,023.9(b)    95.9%   154.9%(b)
                                     ========   ========      =====    =====

(b) Includes the effects of the $675 million charge and the $125 million return premium. Excluding the effects of these items, net premiums written and the combined loss and expense ratio were $126.5 million and 103.1% for Casualty, $298.2 million and 111.4% for Standard Commercial and $898.9 million and 98.2% in Total.

  PERSONAL INSURANCE

       Premiums from personal insurance coverages, which represent approximately 21% of the premiums written by our property and casualty insurance subsidiaries, increased less than 1% in the first nine months of 1994 and decreased 1.3% in the third quarter compared with the similar periods in 1993. It continues to be difficult to write new homeowners and other non-automobile business due to our disciplined pricing. Rates for these coverages have not increased during the past year. Personal automobile premiums decreased modestly in 1994, which is consistent with our plan to control our exposure in this class.

       Our personal insurance business produced unprofitable underwriting results in the first nine months of 1994 due to the adverse effect of the significant catastrophe losses in the first quarter. Underwriting results were profitable for the first nine months of 1993 and for the third quarter of both 1994 and 1993. The combined loss and expense ratio was 104.6% for the first nine months of 1994 and 90.5% for the third quarter compared with 95.2% and 90.7%, respectively, in 1993.

       Significant weather-related catastrophe losses in the first quarter of the year adversely affected homeowners results in 1994 and, to a lesser extent, in 1993. Catastrophe losses for this class represented 23.8 percentage points of the loss ratio for the first nine months of 1994 and 1.5 percentage points for the third quarter compared with 11.7 and 6.7 percentage points, respectively, in the comparable 1993 periods. Other personal coverages, which include insurance for personal valuables and excess liability, produced profitable results in 1994 and 1993. Improvement in personal excess liability results in 1994 due to favorable loss experience was offset by the adverse effect of losses of personal valuables resulting from the earthquake in California. Catastrophe losses represented 6.2 percentage points of the loss ratio for other personal coverages in the first nine months of 1994 compared with less than 1 percentage point in 1993. Our automobile business produced profitable results in 1994 and 1993.

  STANDARD COMMERCIAL INSURANCE

       Premiums from standard commercial insurance, which include multiple peril, casualty and workers' compensation, represent approximately 34% of our total writings. Premiums from standard commercial insurance increased 11.1% in the first nine months of 1994 and 9.7% in the third quarter compared with the similar periods in 1993, after excluding the $125 million return premium discussed below from the 1993 premium amounts. The competitive market has continued to place significant pressure on prices. Premium growth was due primarily to a combination of the disciplined writing of new accounts, improved renewal retention and exposure growth on existing business.

       In August 1993, the Corporation announced its intention to exercise its option to commute, as of December 31, 1995, a stop loss reinsurance agreement relating to medical malpractice unpaid claims. The Corporation's property and casualty insurance subsidiaries recognized a return premium of approximately $125 million in the third quarter of 1993 related to the commutation of this agreement.

       Our standard commercial business produced unprofitable underwriting results in 1994 and 1993. Results were extremely unprofitable in 1993 due to the adverse effect of the $675 million charge. The combined loss and expense ratio was 108.5% for the first nine months of 1994 and 105.2% for the third quarter compared with 162.6% and 240.5%, respectively, in 1993. Excluding the effects of the $675 million charge and the $125 million return premium, the combined loss and expense ratio was 107.3% for the first nine months of 1993 and 111.4% for the third quarter.

       Casualty results in 1993 included the effects of the $675 million charge and the $125 million return premium. Excluding the effects of these items, casualty results deteriorated modestly in 1994 from the near breakeven results in 1993. Results in the excess liability component were adversely affected in 1994 by several large losses but remained profitable. These favorable results were offset in varying degrees in 1994 and 1993 by the need to increase reserves for asbestos-related and toxic waste claims. Results in the automobile component were profitable in 1994 and 1993.

       Multiple peril results deteriorated modestly in the first nine months of 1994 due to the adverse effect of significant catastrophe losses in the first quarter, resulting primarily from the earthquake in California. Catastrophe losses for this class represented 12.4 percentage points of the loss ratio for the first nine months of 1994 and were negligible in the third quarter compared with 6.0 and 11.4 percentage points, respectively, in the comparable 1993 periods. Multiple peril results, excluding the impact of catastrophes, improved in the first nine months of 1994 due primarily to better overseas property results. Workers' compensation results improved in 1994 but remained unprofitable. Results in this class were aggravated in 1993 by our share of the significant losses incurred by the involuntary pools and mandatory business in which we must participate by law.

  SPECIALTY COMMERCIAL INSURANCE

       Premiums from specialty commercial business, which represent approximately 37% of our total writings, increased by 17.0% in the first nine months of 1994 and 15.1% in the third quarter compared with the same periods a year ago. The increases were due to new business opportunities and rate and
exposure increases.   Our strategy of working closely with our customers and
our ability to differentiate our products have enabled us to renew a large percentage of our business.

       Our specialty commercial business produced substantial underwriting profits in both 1994 and 1993. The combined loss and expense ratio was 91.0% for the first nine months of 1994 and 90.8% for the third quarter compared with 90.1% and 88.4%, respectively, in 1993. Our executive protection, financial fidelity and surety results were highly profitable in both years due to favorable loss experience. The non-fidelity portion of our financial institutions business deteriorated in 1994, particularly in the third quarter, due in part to several large losses. Marine results were unprofitable in the first nine months of 1994 compared with profitable results in 1993. The deterioration was mostly due to significant catastrophe losses in the first quarter, resulting primarily from the earthquake in California. Results in several of our smaller specialty classes improved in the first nine months of 1994.

  REINSURANCE ASSUMED

       Premiums from reinsurance assumed, which is primarily treaty reinsurance from the Sun Alliance Group plc, represent approximately 8% of our total premium writings. Premiums increased 48.8% in the first nine months of 1994 and 87.6% in the third quarter compared with the same periods in 1993 due to an increase in our participation in the business of Sun Alliance. Premiums written in the third quarter of 1994 included approximately $40 million relating to our assumption of unearned premiums in connection with the increase in our participation. Underwriting results for this segment improved significantly in 1994 compared with the prior year due to risk selection and rating measures taken as well as favorable weather conditions in the United Kingdom.

  REGULATORY INITIATIVES

       In 1988, voters in California approved Ballot Proposition 103, an insurance reform initiative which affects most property and casualty insurers writing business in the state. Approximately 14% of the direct business of the Corporation's property and casualty subsidiaries is written in California. Provisions of Proposition 103 would have required insurers to roll back property and casualty rates for certain lines of business to 20 percent below November 1987 levels and would have required an additional 20 percent reduction in automobile rates by November 1989. In 1989, the California Supreme Court, ruling on the constitutional challenge to Proposition 103, held that an insurer is entitled to a fair rate of return. Since the approval of Proposition 103, the California Insurance Department has attempted to establish regulations to implement its provisions. The implementation of such regulations has been challenged by several lawsuits and the California courts have ruled on related issues.

       In August 1994, the California Supreme Court issued a decision upholding rollback regulations issued by the California Insurance Commissioner which had been ruled invalid by a lower court. These regulations limit the allowable rate of return which an insurer could earn on California business for the rollback period to a rate determined by the Insurance Commissioner and limit the amount of surplus on which an insurer could earn profit during that period. It is not clear what implications, if any, this decision will have on future property and casualty insurance rates in California. It is anticipated that a petition for review of the California Supreme Court's decision will be filed with the United States Supreme Court by members of the insurance industry, including the property and casualty subsidiaries of the Corporation.

       None of our property and casualty subsidiaries have been among the companies thus far ordered to refund premiums for the rollback period. Based on our analysis of the operating results of our property and casualty subsidiaries in the State of California during the rollback period, it is management's belief that it is probable that a final resolution of this matter will not result in premium refunds of a material amount by the Corporation's property and casualty subsidiaries.

  LOSS RESERVES

       Loss reserves, net of reinsurance recoverable, increased by $405.4 million during the first nine months of 1994. Loss reserves were reduced during the first nine months of 1994 by payments aggregating $182 million related to pending asbestos-related bodily injury claims against Fibreboard Corporation. Loss reserves in the third quarter of 1994 were increased by approximately $90 million from our assumption of loss reserves in connection with the increase in our participation in the business of Sun Alliance.

  INVESTMENTS

       Investment income after deducting expenses and taxes increased by 4.6% in the first nine months of 1994 and 5.7% in the third quarter compared with the comparable periods in 1993. The growth was due primarily to an increase in invested assets since the third quarter of 1993, reflecting the strong cash flow from operations, and to higher yields on new investments. The effective tax rate on investment income was 14.9% in the first nine months of 1994 compared with 14.7% in the same period in 1993. In the first nine months of 1994, new cash was invested in taxable bonds and, to a lesser extent, equity securities. We also increased our short term investments. We maintain investments in highly liquid short term securities at all times to provide for immediate cash needs. At September 30, 1994, such investments were at a higher than normal level so that funds are readily available to pay amounts related to the Fibreboard settlement.

LIFE AND HEALTH INSURANCE

       The life and health insurance subsidiaries had earnings after taxes of $12.2 million for the first nine months of 1994 compared with $47.0 million in 1993. Total life and health insurance premiums and policy charges amounted to $641.9 million in the first nine months of 1994 compared with $574.8 million in 1993.

       Premiums and policy charges for personal insurance amounted to $199.4 million in the first nine months of 1994, an increase of 13.0% from the same period in 1993. Earnings in personal lines were $26.2 million in the first nine months of 1994 compared with $27.5 million for the same period in 1993. The decrease in earnings was due to higher mortality experience in the third quarter of 1994, primarily in our universal life and term products. Earnings in 1994 benefited from the favorable settlement of litigation in the second quarter related to certain previously purchased software systems. Tax benefits of $2.3 million were recognized in the first nine months of 1993 as a result of settlement of prior years' taxes.

       Premium revenue for group insurance was $442.5 million for the first nine months of 1994, an 11.1% increase compared with the same period in 1993. Premium revenue for the third quarter of 1994 was $131.4 million, a 19.8% decrease compared with the same period in 1993. Due to legislation which became effective in April 1993 in New York, which is our major market, several insurers reduced their market share in the small group health segment. We offered a competitive product and thus substantially increased our sales in that market. The growth in premium revenue in the first six months of 1994 reflected the effect of the significant increase in sales of new policies during the last three quarters of 1993. Due to increased levels of competition in the small group market in 1994 as well as our significant rate increases, some of the new policies written in 1993, which became eligible for renewal beginning in April 1994, were not renewed. The decline in premium revenue in the third quarter of 1994 was primarily due to this increase in non-renewals. We anticipate that this trend will continue during the remainder of 1994.

       Group insurance operations resulted in a loss of $14.0 million for the first nine months of 1994 compared with income of $19.5 million for the same period in 1993. The deterioration was due to higher lapses and to significantly greater claim activity related to group health policies than was anticipated when new rates were developed in 1993. While we have increased rates substantially, we expect results in the fourth quarter of 1994 to compare unfavorably with results in the comparable 1993 period.

       We expect traditional indemnity health premium revenue to continue to decrease as our insureds respond to the higher cost of traditional indemnity coverage and consider managed care alternatives. In response to this market need, the life and health insurance subsidiaries are offering managed care products through ChubbHealth, Inc., a health maintenance organization (HMO), which commenced business in the second quarter of 1994.

       Gross investment income increased by 2.8% in the first nine months of 1994 over the same period in 1993. New cash was invested primarily in mortgage-backed securities. To provide for liquidity, funds believed to be sufficient to meet any unusual needs for cash have been maintained in short term securities.

REAL ESTATE

       Real estate operations resulted in a loss after taxes of $1.4 million for the first nine months of 1994 compared with a loss of $2.5 million in 1993. Earnings were adversely affected in both periods by increased portions of interest costs being charged directly to expense rather than being capitalized as well as provisions for possible uncollectible receivables related to mortgages. In 1993, results were also adversely affected by a $3.2 million tax charge in the third quarter related to the corporate tax rate increase. Revenues were $148.2 million in the first nine months of 1994 compared with $112.8 million in 1993.

CORPORATE

       In July 1994, the Corporation replaced its $300 million revolving credit agreement which would have terminated in November 1994 with a new agreement which will provide for unsecured borrowings of up to the same amount. The new agreement includes generally the same terms and conditions as the previous agreement and will terminate in July 1997.

       During the third quarter of 1994, the Corporation repurchased 516,100 shares of common stock in open-market transactions at a cost of $37.0 million.

INVESTMENT GAINS AND LOSSES

       Decisions to sell securities are governed principally by considerations of investment opportunities and tax consequences. As a result, realized investment gains and losses may vary significantly from period to period. Investment gains before taxes of $45.2 million were realized in the first nine months of 1994 compared with gains of $193.5 million for the same period in 1993. The higher gains in 1993 were due to the sale of fixed maturities in the first half of the year as part of the realignment of our portfolio and in the third quarter to realize gains to partially offset the reduction in statutory surplus of the property and casualty insurance subsidiaries resulting from the decrease in income related to the asbestos-related settlement.

FEDERAL INCOME TAXES

       The Omnibus Budget Reconciliation Act of 1993 was enacted on August 10, 1993. One provision of the Act increased the federal corporate tax rate from 34% to 35%, retroactive to January 1, 1993. The federal income tax provision for the third quarter of 1993 reflected the effect of the rate increase on deferred income tax assets and liabilities as of January 1, 1993, as required by the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, as well as the effect of retroactively applying the higher tax rate to pre-tax income for the first six months of 1993. The net effect on consolidated income taxes in the third quarter of 1993 was immaterial; however, the effect of the 1% increase in the tax rate on the various business segments was as follows:

       Property and casualty underwriting                      $(10.8)
       Property and casualty investment income                    2.9
       Life and health insurance                                  1.9
       Real estate                                                3.2
       Realized investment gains                                  0.4
                                                               ------

         Consolidated tax benefit                              $ (2.4)
                                                               ======

CHANGES IN ACCOUNTING PRINCIPLES

       Effective January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. As a result, a substantial portion of our fixed maturity portfolio is now carried at market value, with unrealized appreciation or depreciation excluded from income and credited or charged directly to a separate component of shareholders' equity. The cumulative effect of this change in accounting principle was an increase in shareholders' equity of $220.5 million as of January 1, 1994. However, due to rising interest rates in the first nine months of 1994 and the resulting decrease in the market value of fixed maturities, the effect of this change in accounting principle on shareholders' equity at September 30, 1994 was a reduction of $55.9 million. The adoption of SFAS No. 115 did not have an impact on net income in the first nine months of 1994. At September 30, 1994, the unrealized appreciation of that portion of our fixed maturity portfolio still carried at amortized cost was $93 million. Such unrealized appreciation was not reflected in the consolidated financial statements.

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

                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 6 - Exhibits and Reports on Form 8-K
- -----------------------------------------

A.  Exhibit 11.1 - Computation of Earnings Per Share.
    Exhibit 27 - Financial Data Schedule.

B. Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended September 30, 1994.





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



                                             THE CHUBB CORPORATION

                                                 (Registrant)



                                             By:  /s/ Henry B. Schram
                                                -------------------------------
                                                  Henry B. Schram
                                                  Senior Vice-President and
                                                   Chief Accounting Officer


Date: November 10, 1994

                                EXHIBIT INDEX
                                -------------

    Exhibit 11.1   Computation of Earnings Per Share.

    Exhibit 27     Financial Data Schedule.