Form 10-K405
CHUBB CORP
filed 1995-03-29
CIK 20171

    As Filed With the Securities and Exchange Commission on March 29, 1995
================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-K


/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934  [FEE REQUIRED]
     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     The aggregate market value of voting stock held by non-affiliates of the registrant was $6,733,379,250 as of March 6, 1995.

                                   86,901,145
        Number of shares of common stock outstanding as of March 6, 1995

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of The Chubb Corporation 1994 Annual Report to Shareholders are incorporated by reference in Parts I, II and IV of this Form 10-K. Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders on April 25, 1995 are incorporated by reference in Part III herein.

================================================================================

                                    PART I.
ITEM 1.  BUSINESS

GENERAL

     The Chubb Corporation (the Corporation) was incorporated as a business corporation under the laws of the State of New Jersey in June 1967. The Corporation is a holding company and is principally engaged, through subsidiaries, in three industries: property and casualty insurance, life and health insurance and real estate development. The Corporation and its subsidiaries employed approximately 11,200 persons on December 31, 1994. Revenues, income from operations before income tax and identifiable assets for each industry segment for the three years ended December 31, 1994 are included in Note (16) of the notes to consolidated financial statements incorporated by reference from the Corporation's 1994 Annual Report to Shareholders.

     The property and casualty insurance subsidiaries provide insurance coverages on a direct and assumed basis, principally in the United States, Canada, Europe, Australia and the Far East. The life and health insurance and real estate development subsidiaries have no international operations. Revenues, income from operations before income tax and identifiable assets of the property and casualty insurance subsidiaries by geographic area for the three years ended December 31, 1994 are included in Note (17) of the notes to consolidated financial statements incorporated by reference from the Corporation's 1994 Annual Report to Shareholders.

PROPERTY AND CASUALTY INSURANCE GROUP

     The Property and Casualty Insurance Group (the Group) is composed of Federal Insurance Company (Federal), Pacific Indemnity Company (Pacific Indemnity), Vigilant Insurance Company (Vigilant), Great Northern Insurance Company (Great Northern), Chubb Insurance Company of New Jersey (Chubb New Jersey), Chubb Custom Insurance Company (Chubb Custom), Chubb National Insurance Company (Chubb National), Chubb Indemnity Insurance Company (Chubb Indemnity), Texas Pacific Indemnity Company, Northwestern Pacific Indemnity Company, Chubb Insurance Company of Canada, Chubb Insurance Company of Europe, S.A., Chubb Insurance Company of Australia, Limited and Chubb Atlantic Indemnity Ltd.

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

                                 DIRECT          REINSURANCE        REINSURANCE           NET
                                PREMIUMS           PREMIUMS          PREMIUMS          PREMIUMS
YEAR                            WRITTEN           ASSUMED(a)         CEDED(a)           WRITTEN
----                           ----------        -----------        -----------       ----------
                                                        (IN THOUSANDS)
1992........................   $3,983,239          $376,776         $1,117,509        $3,242,506
1993........................    4,268,104           565,140          1,186,949         3,646,295
1994........................    4,578,061           681,316          1,308,168         3,951,209

---------------
     (a) Intercompany items eliminated.

     The net premiums written during the last five years for major insurance classes of the Group are incorporated by reference from page 16 of the Corporation's 1994 Annual Report to Shareholders.

     One or more members of the Group are licensed and transact business in each of the 50 states of the United States, the District of Columbia, Puerto Rico, the Virgin Islands, Canada and parts of Europe, Australia and the Far East. In 1994, approximately 87% of the Group's direct business was produced in the United States, where the Group's businesses enjoy broad geographic distribution with a particularly strong market presence in the Northeast. The four states accounting for the largest amounts of direct premiums written were New York with 14%, California with 12%, New Jersey with 6% and Pennsylvania with 5%.
No other state accounted for 5% or more of such premiums. Approximately 4% of the Group's direct premiums written were produced in Canada.

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

     The net premiums and the loss, expense and combined loss and expense ratios of the Group for the last five years are shown in the following table.

                                     NET PREMIUMS                                         COMBINED
                                    (IN THOUSANDS)                                        LOSS AND
                               --------------------------      LOSS          EXPENSE       EXPENSE
YEAR                             WRITTEN         EARNED        RATIOS        RATIOS        RATIOS
----                           -----------    -----------      ------        -------      --------
1990.........................  $ 2,919,663    $ 2,836,135       65.2%         34.5%         99.7%
1991.........................    3,112,264      3,037,168       64.4          35.1          99.5
1992.........................    3,242,506      3,163,288       66.7          34.4         101.1
1993.........................    3,646,295      3,504,838       82.5          32.3         114.8
1994.........................    3,951,209      3,776,283       67.0          32.5          99.5
                               -----------    -----------       ----          ----         -----
 Total for five years ended
   December 31, 1994.........  $16,871,937    $16,317,712       69.5%         33.7%        103.2%
                               ===========    ===========       ====          ====         =====

     The 1993 ratios include the effects of a $675 million increase in unpaid claims related to an agreement for the settlement of asbestos-related litigation and a $125 million return premium to the Group related to the commutation of a medical malpractice reinsurance agreement. Excluding the effects of these items, the loss ratio, the expense ratio and the combined loss and expense ratio were 65.5%, 33.5% and 99.0%, respectively, for the year 1993 and 65.8%, 33.9% and
99.7%, respectively, for the five years ended December 31, 1994.

     The combined loss and expense ratios during the last five years for major classes of the Group's business are incorporated by reference from page 16 of the Corporation's 1994 Annual Report to Shareholders.

     Another frequently used measurement in the property and casualty insurance industry is the ratio of statutory net premiums written to policyholders' surplus. At December 31, 1994 and 1993, such ratio for the Group was 2.11 and 1.97, respectively.

  Producing and Servicing of Business

     In the United States and Canada, the Group is represented by approximately 3,300 independent agents and accepts business on a regular basis from an estimated 400 insurance brokers. In most instances, these agents and brokers also represent other companies which compete with the Group. The offices maintained by the Group assist these agents and brokers in producing and servicing the Group's business. In addition to the administrative offices of Chubb & Son Inc. in Warren, New Jersey, the Group operates 6 zonal management offices and 63 branch and service offices in the United States and Canada.

     The Group's overseas business is developed by its foreign agents and brokers through local branch offices of the Group and by its United States and

Canadian agents and brokers. Overseas business is also obtained from foreign treaty reinsurance assumed principally, but not exclusively, from the Sun Alliance Group plc (Sun Group). In conducting its overseas business, the Group reduces the risks relating to currency fluctuations by maintaining investments in those foreign currencies in which the Group transacts business, with characteristics similar to the liabilities in those currencies. The net asset or liability exposure to the various foreign currencies is regularly reviewed.

     Business for the Group is also produced through participation in a number of underwriting pools and syndicates including, among others, Associated Aviation Underwriters, Industrial Risk Insurers, London Accident Reinsurance Group, American Disability Reinsurance Underwriters Syndicate, American Excess Insurance Association, Cargo Reinsurance Association and American Cargo War Risk Reinsurance Exchange. Such pools and syndicates provide underwriting capacity for risks which an individual insurer cannot prudently underwrite because of the magnitude of the risk assumed or which can be more effectively handled by one organization due to the need for specialized loss control and other services.

  Reinsurance

     In accordance with the normal practice of the insurance industry, the Group assumes and cedes reinsurance with other insurers or reinsurers. These reinsurance arrangements provide greater diversification of business and minimize the Group's maximum net loss arising from large risks or from hazards of catastrophic potentialities.

     A large portion of the Group's reinsurance is effected under contracts known as treaties under which all risks meeting prescribed criteria are automatically covered. A substantial portion of the Group's ceded reinsurance is on a quota share basis with a subsidiary of the Sun Group, which is rated A++ by A.M. Best. Additional information related to the Group's ceded reinsurance with the subsidiary of the Sun Group is included in Note (12) of the notes to consolidated financial statements incorporated by reference from the Corporation's 1994 Annual Report to Shareholders. Most of the Group's remaining treaty reinsurance arrangements consist of excess of loss and catastrophe contracts with other insurers or reinsurers which protect against a specified part or all of certain types of losses over stipulated amounts arising from any one occurrence or event. In certain circumstances, reinsurance is also effected by negotiation on individual risks. The amount of each risk retained by the Group is subject to maximum limits which vary by line of business and type of coverage. Retention limits are continually reviewed and are revised periodically as the Group's capacity to underwrite risks changes. Reinsurance contracts do not relieve the Group of its obligation to the policyholders.

     The collectibility of reinsurance is subject to the solvency of the reinsurers. The Group is selective in regard to its reinsurers, placing reinsurance with only those reinsurers with strong balance sheets and superior underwriting ability. The Group monitors the financial strength of its reinsurers on an ongoing basis. As a result, uncollectible amounts have not been significant.

     The catastrophe reinsurance market suffered large losses in recent years, particularly in 1992. As a result, the catastrophe reinsurance market's capacity was substantially reduced in 1993 and the cost of available coverage rose significantly. In response, effective May 1, 1993, the Group changed its principal catastrophe reinsurance coverage for individual catastrophic events from approximately 87% of losses between $40 million and $160 million to approximately 40% of losses between $85 million and $210 million. Effective May 1, 1994, the Group increased its coverage to approximately 50% of losses between $85 million and $290 million. The effect of the coverage changes on the Group's future results of operations will depend on the severity of future catastrophic events.

     The severity of recent catastrophes, particularly Hurricane Andrew in 1992 and the California earthquake in 1994, has demonstrated to insurers, including the Group, that most assumptions on the damage potential of catastrophes have been too optimistic. The Group maintains records showing concentrations of risks in catastrophe prone areas such as California (earthquakes and brush fires) and the Southeast coast of the United States (hurricanes). The Group continually assesses its concentration of underwriting exposures in catastrophe prone areas and develops strategies to manage its exposure to catastrophic events.

  Unpaid Claims and Claim Adjustment Expenses and Related Amounts Recoverable from Reinsurers

     Insurance companies are required to establish a liability in their accounts for the ultimate costs (including claim adjustment expenses) of claims which have been reported but not settled and of claims which have been incurred but not reported. Insurance companies are also required to report as assets the portion of such liability that will be recovered from reinsurers.

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

     The Group's estimates of losses for reported claims are established judgmentally on an individual case basis. Such estimates are based on the Group's particular experience with the type of risk involved and its knowledge of the circumstances surrounding each individual claim. These estimates are reviewed on a regular basis or as additional facts become known. The reliability of the estimation process is monitored through comparison with ultimate settlements.

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

     The Group's estimates of unpaid claim adjustment expenses are based on analyses of the relationship of projected ultimate claim adjustment expenses to projected ultimate losses for each class of business. Claims staff has discretion to override these expense formulas where judgment indicates such action is appropriate.

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

     The following table provides a reconciliation of the beginning and ending liability for unpaid claims and claim adjustment expenses, net of reinsurance recoverable, and a reconciliation of the ending net liability to the corresponding liability on a gross basis for the years ended December 31, 1994, 1993 and 1992.

                                                                YEARS ENDED DECEMBER 31
                                                             ------------------------------
                                                               1994       1993       1992
                                                             --------   --------   --------
                                                                     (IN MILLIONS)
    Net liability, beginning of year.......................  $6,450.0   $5,267.6   $4,743.9
                                                             --------   --------   --------
    Net incurred claim and claim adjustment expenses
      Provision for claims occurring in the current year...   2,549.1    2,214.3    2,125.7
      Increase in prior years' claims estimate relating to
         an agreement for the settlement of
         asbestos-related litigation.......................        --      675.0         --
      Decrease in estimates for other claims occurring in
         prior years.......................................     (29.7)     (10.2)     (27.6)
                                                             --------   --------   --------
                                                              2,519.4    2,879.1    2,098.1
                                                             --------   --------   --------
    Net payments for claims occurring in
      Current year.........................................     764.5      656.8      643.2
      Prior years..........................................   1,272.0    1,039.9      931.2
                                                             --------   --------   --------
                                                              2,036.5    1,696.7    1,574.4
                                                             --------   --------   --------
    Net liability, end of year.............................   6,932.9    6,450.0    5,267.6
    Reinsurance recoverable, end of year...................   1,980.3    1,785.4    1,953.3
                                                             --------   --------   --------
    Gross liability, end of year...........................  $8,913.2   $8,235.4   $7,220.9
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

     In 1994, the estimated liability for unpaid claims and claim adjustment expenses, net of reinsurance recoverable, as established at the previous year-end was redundant by $29.7 million. This compares with unfavorable development of $664.8 million during 1993 and favorable development of $27.6 million during 1992. Such redundancies and deficiency were reflected in the Group's operating results in these respective years. Excluding the $675 million increase in unpaid claims related to the Fibreboard settlement, the Group experienced favorable development of $10.2 million in 1993. Each of the past three years benefited from favorable claim frequency and severity trends for certain liability classes; this was offset each year in varying degrees by increases in claims and claim adjustment expenses relating to asbestos and toxic waste claims.

     Unpaid claims and claim adjustment expenses, net of reinsurance recoverable, increased 7% in 1994, after increases of 22% and 11% in 1993 and 1992, respectively. The significant increase in 1993 was primarily due to the $675 million increase related to the Fibreboard settlement. Excluding this $675 million, unpaid claims and claim adjustment expenses increased by 10% in 1993. Substantial reserve growth has occurred each year in those liability coverages, primarily excess liability and executive protection, that are characterized by delayed loss reporting and extended periods of settlement. These coverages have become a more significant portion of the Group's business in recent years. The Group continues to emphasize early and accurate reserving, inventory management of claims and suits, and control of the dollar value of settlements. The number of outstanding claims at year-end 1994 was approximately 9% higher than the number at year-end 1993, due in part to a shift in the Group's book of business toward one with more frequent claims.

     The uncertainties relating to unpaid claims, particularly for asbestos and toxic waste claims on insurance policies written many years ago, are discussed in Item 7 of this report on pages 23 through 26.

     The following table provides a reconciliation of the beginning and ending liability for unpaid claims and claim adjustment expenses, net of reinsurance recoverable, related to asbestos and toxic waste claims for the years ended December 31, 1994, 1993 and 1992. Reinsurance recoveries related to asbestos and toxic waste claims are not significant.

                                                                               YEARS ENDED DECEMBER 31,
                                                                           -------------------------------
                                                                             1994        1993        1992
                                                                           --------    --------     ------
                                                                                   (IN MILLIONS)
        Net liability, beginning of year.............................      $1,432.9    $  435.4     $370.6
        Net incurred claim and claim adjustment expenses
          Increase in reserves related to the Fibreboard settlement..            --       675.0         --
          IBNR reserves reclassified as reserves specifically
             related to the Fibreboard settlement(a).................            --       300.0         --
          Other(b)...................................................         115.2       100.7      119.9
        Net payments for claims......................................         257.8        78.2       55.1
                                                                           --------    --------     ------
        Net liability, end of year(c)................................      $1,290.3    $1,432.9     $435.4
                                                                           ========    ========     ======

---------------

     (a) Prior to the Fibreboard settlement in 1993, such reserves were not classified as specific reserves for asbestos claims since it was management's belief that doing so would increase the demands of plaintiffs' attorneys. The $300 million of IBNR reserves were provided as follows: $40 million in 1992, $160 million in 1991, $50 million in 1990, $25 million in 1989 and $25 million in 1988.

     (b) Includes $35.1 million, $33.0 million and $76.5 million in 1994, 1993 and 1992, respectively, related to Fibreboard.

     (c) Includes $1,049.4 million, $1,218.5 million and $220.5 million at December 31, 1994, 1993 and 1992, respectively, related to Fibreboard. The 1992 amount, adjusted to include the $300 million of IBNR reserves not classified as specific reserves for asbestos claims, was $520.5 million.

     There were approximately 3,400 asbestos claims outstanding at December
31, 1994, 1993 and 1992. In 1994, approximately 1,800 claims were opened and the same number were closed. In 1993, approximately 1,000 claims were opened and the same number were closed. In 1992, approximately 1,500 claims were opened while 2,700 were closed. Generally, an asbestos claim is established for each lawsuit against an insured where potential liability has been determined to exist under a policy issued by a member of the Group. However, when multiple insurers respond to one or more lawsuits involving an insured and a member of the Group is not the principal insurer in directing the litigation, generally, all asbestos litigation involving that insured is counted as one claim. Therefore, a counted claim can have from one to thousands of claimants. As a result, management does not believe the above claim count data is meaningful for analysis purposes. Indemnity payments per claim have varied over time due primarily to wide variations in insureds, policy terms and types of claims. Management cannot predict whether indemnity payments per claim will increase, decrease or remain the same.

     There were approximately 600 toxic waste claims outstanding at December 31, 1994, 1993 and 1992. Approximately 300 claims were opened in 1994, 1993 and 1992. There were approximately 300 claims closed in 1994 and 1993 and 200 claims closed in 1992. Generally, a toxic waste claim is established for each lawsuit, or alleged equivalent, against an insured where potential liability has been determined to exist under a policy issued by a member of the Group. Because indemnity payments to date for toxic waste claims have not been significant in the aggregate and have varied from claim to claim, management cannot determine whether past claims experience will prove to be representative of future claims experience.

     During 1984, the Group discontinued writing medical malpractice business. The Group entered into a stop loss reinsurance agreement, effective year-end 1985, which provides that the reinsurer will pay up to $285 million of losses and allocated loss adjustment expenses for this discontinued class of business in excess of the initial $225 million to be paid by the Group subsequent to December 31, 1985. The cost of this reinsurance was $173.5 million. Since the effective date of this agreement, the Group has paid an aggregate of $259.4 million of medical malpractice losses and loss adjustment expenses and has recovered the amount in excess of $225 million from the reinsurer. The amount of paid losses is approximately 55% of what was anticipated at the time the business was reinsured nine years ago.

     The reinsurance agreement includes a commutation provision under which the Group has an option to reassume the remaining liability of the reinsurer as of December 31, 1995 and receive payment at that time of an amount determined by a formula based on experience under the agreement. In 1993, as a result of the favorable loss experience, the medical malpractice gross liability for unpaid claims and claim adjustment expenses and the related reinsurance recoverable under this agreement were each reduced by approximately $125 million. At the same time, the Group announced its intention to exercise the commutation option under the agreement which will result in a payment by the reinsurer to the Group of approximately $190 million at year-end 1995 and a concurrent reduction in reinsurance recoverable from the reinsurer of approximately $65 million. The difference of $125 million represents a return premium to the Group and was recognized as such in 1993.

     The table on page 9 presents the subsequent development of the estimated year-end liability for unpaid claims and claim adjustment expenses, net of reinsurance recoverable, for the ten years prior to 1994. The top line of the table shows the estimated liability for unpaid claims and claim adjustment expenses recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and loss adjustment expenses for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Group.

     The upper section of the table shows the reestimated amount of the previously recorded net liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims for each individual year. The increase or decrease is reflected in the current year's operating results. The "cumulative deficiency (redundancy)" as shown in the table represents the aggregate change in the reserve estimates from the original balance sheet dates through December 31, 1994. The amounts noted are cumulative in nature; that is, an increase in a loss estimate that related to a prior period occurrence generates a deficiency in each intermediate year. For example, a deficiency recognized in 1993 relating to losses incurred prior to December 31, 1984, such as that related to the Fibreboard settlement, would be included in the cumulative deficiency amount for each year in the period 1984 through 1992. Yet, the deficiency would be reflected in operating results only in 1993. The effect of changes in estimates of the liabilities for claims occurring in prior years on income before income taxes in each of the past three years is shown in the reconciliation table on page 6.

     A substantial portion of the cumulative deficiencies in liability estimates from 1984 through 1992 relates to additional provisions for asbestos and toxic waste claims, particularly the Fibreboard settlement. The cumulative deficiencies in the 1984 and 1985 columns were also due to additional provisions for medical malpractice claims as well as the substantially increased severity and complexity of liability claims. The cumulative deficiencies experienced relating to asbestos and toxic waste claims were, to varying degrees, the result of: (1) an increase in the actual number of claims filed; (2) an increase in the number of unasserted claims estimated; (3) an increase in the severity of actual and unasserted claims; and (4) an increase in litigation costs associated with such claims.

     Conditions and trends that have affected development of the liability for unpaid claims and claim adjustment expenses in the past will not necessarily recur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on the data in this table.

     The lower section of the table on page 9 shows the cumulative amount paid with respect to the reestimated liability as of the end of each succeeding year. For example, in the 1984 column, as of December 31, 1994 the Group had paid $2,210.6 million of the currently estimated $3,569.3 million of claims and claim adjustment expenses that were unpaid at the end of 1984; thus, an estimated $1,358.7 million of losses incurred through 1984 remain unpaid as of December 31, 1994, most of which relates to the Fibreboard settlement.

           ANALYSIS OF CLAIM AND CLAIM ADJUSTMENT EXPENSE DEVELOPMENT

                                                                           DECEMBER 31
                                    ----------------------------------------------------------------------------------------------
YEAR ENDED                          1984     1985     1986     1987     1988     1989     1990     1991     1992     1993     1994
                                    ----     ----     ----     ----     ----     ----     ----     ----     ----     ----     ----
                                                                          (IN MILLIONS)
Net Liability for Unpaid Claims
 and Claim Adjustment Expenses..  $1,306.9 $1,602.2 $2,141.3 $2,818.6 $3,374.3 $3,880.1 $4,301.1 $4,743.9 $5,267.6 $6,450.0 $6,932.9

Net Liability Reestimated as of:
  One year later................   1,495.6  1,814.6  2,238.6  2,776.9  3,360.5  3,846.2  4,272.3  4,716.3  5,932.4  6,420.3
  Two years later...............   1,660.6  1,989.3  2,313.9  2,835.9  3,336.0  3,854.2  4,244.7  5,368.5  5,904.1
  Three years later.............   1,817.6  2,108.5  2,433.2  2,831.0  3,359.8  3,839.8  4,933.0  5,336.5
  Four years later..............   1,901.4  2,231.2  2,493.3  2,891.7  3,385.1  4,567.4  4,941.7
  Five years later..............   2,005.6  2,353.4  2,585.8  2,961.0  4,203.9  4,602.5
  Six years later...............   2,093.6  2,433.5  2,687.2  3,897.2  4,265.2
  Seven years later.............   2,176.6  2,569.0  3,745.2  3,993.7
  Eight years later.............   2,322.5  3,673.4  3,865.7
  Nine years later..............   3,441.6  3,797.5
  Ten years later...............   3,569.3

Cumulative Net Deficiency
 (Redundancy)...................   2,262.4  2,195.3  1,724.4  1,175.1    890.9    722.4    640.6    592.6    636.5    (29.7)

Cumulative Net Deficiency
  Related to Asbestos and Toxic
  Waste Claims..................   1,774.9  1,758.0  1,729.6  1,663.6  1,572.6  1,443.6  1,298.6  1,050.8    890.9    115.2

Cumulative Amount of
 Net Liability Paid as of:
  One year later................     585.7    658.4    651.3    694.7    761.6    880.4    919.1    931.2  1,039.9  1,272.0
  Two years later...............     941.1  1,058.1  1,061.6  1,108.3  1,226.3  1,383.9  1,407.2  1,479.9  1,858.5
  Three years later.............   1,207.0  1,356.7  1,362.9  1,419.1  1,555.1  1,715.9  1,808.7  2,083.0
  Four years later..............   1,397.3  1,568.5  1,595.7  1,651.6  1,778.8  1,958.6  2,292.0
  Five years later..............   1,544.1  1,730.0  1,775.3  1,818.2  1,966.1  2,346.9
  Six years later...............   1,646.7  1,867.6  1,907.1  1,961.9  2,307.9
  Seven years later.............   1,756.4  1,971.4  2,032.9  2,281.0
  Eight years later.............   1,841.8  2,085.5  2,333.6
  Nine years later..............   1,937.1  2,378.5
  Ten years later...............   2,210.6

Gross Liability, End of Year....                                                                          $7,220.9 $8,235.4 $8,913.2
Reinsurance Recoverable.........                                                                           1,953.3  1,785.4  1,980.3
                                                                                                          -------- -------- --------
Net Liability, End of Year......                                                                          $5,267.6 $6,450.0 $6,932.9
                                                                                                          ======== ======== ========

Reestimated Gross Liability.....                                                                          $7,817.2 $8,273.6
Reestimated Reinsurance
  Recoverable...................                                                                           1,913.1  1,853.3
                                                                                                          -------- --------
Reestimated Net Liability.......                                                                          $5,904.1 $6,420.3
                                                                                                          ======== ========
Cumulative Gross Deficiency.....                                                                          $  596.3 $   38.2
                                                                                                          ======== ========

---------------

The cumulative deficiencies for the years 1984 through 1992 include the effect of the $675 million increase in claims and claim adjustment expenses related to the Fibreboard settlement.

     Members of the Group are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). The differences between the liability for unpaid claims and claim adjustment expenses, net of reinsurance recoverable, reported in the accompanying consolidated financial statements in accordance with generally accepted accounting principles (GAAP) and that reported in the annual statutory statements of the U.S. subsidiaries are as follows:

                                                                                        DECEMBER 31
                                                                                   ---------------------
                                                                                     1994         1993
                                                                                   --------     --------
                                                                                       (IN MILLIONS)
    Net liability reported on a statutory basis -- U.S. subsidiaries.............  $6,661.0     $6,234.4
    Additions (reductions):
      Unpaid claims and claim adjustment expenses of foreign subsidiaries........     375.8        305.5
      Medical malpractice stop loss reinsurance and other reserve differences....    (103.9)       (89.9)
                                                                                   --------     --------
    Net liability reported on a GAAP basis.......................................  $6,932.9     $6,450.0
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

     The investment portfolio of the Group is primarily comprised of high quality bonds, principally tax-exempt, U.S. Treasury, government agency and corporate issues. In addition, the portfolio includes common stocks held primarily with the objective of capital appreciation.

     In 1994, the Group invested new cash in taxable bonds and, to a lesser extent, tax-exempt bonds while reducing its equity security portfolio. In 1993, the Group invested new cash primarily in tax-exempt bonds and reduced its taxable bond portfolio. In each year the Group tried to achieve the appropriate mix in its portfolio to balance both investment and tax strategies. At December 31, 1994, 71% of the Group's fixed maturity portfolio was invested in tax-exempt bonds compared with 75% at the previous year-end.

     In 1993 and again in 1994, the Group increased its short term investments so that funds would be readily available to pay amounts related to the Fibreboard settlement. Such levels of liquidity will be somewhat lower in 1995 as the payout period of Fibreboard related amounts has been extended.

     The investment results of the Group for each of the past three years are shown in the following table.

                                           AVERAGE                         PERCENT EARNED
                                           INVESTED      INVESTMENT    -----------------------
        YEAR                              ASSETS(a)      INCOME(b)     BEFORE TAX    AFTER TAX
        ----                              ----------     ----------    ----------    ---------
                                               (IN THOUSANDS)
        1992............................  $7,427,017      $490,183         6.6%         5.7%
        1993............................   8,085,302       529,591         6.6          5.6
        1994............................   8,715,877       560,481         6.4          5.4

---------------
     (a) Average of amounts at beginning and end of year with fixed maturity securities at amortized cost and equity securities at market value.

     (b) Investment income after deduction of investment expenses, but before applicable income tax, excluding income from rental of real estate and fixed assets.

                                       10
w

CHUBB & SON INC.

     Chubb & Son Inc., a wholly-owned subsidiary of the Corporation, was incorporated in 1959 under the laws of New York as a successor to the partnership of Chubb & Son which was organized in 1882 by Thomas Caldecot Chubb to act as underwriter and manager of insurance companies. Chubb & Son Inc. is the manager of Federal, Vigilant, Great Northern, Chubb New Jersey, Chubb Custom, Chubb National and Chubb Indemnity. Chubb & Son Inc. also provides certain services to Pacific Indemnity and other members of the Property and Casualty Insurance Group for which it is reimbursed.

     Acting subject to the supervision and control of the Boards of Directors of the members of the Group, Chubb & Son Inc. provides day to day executive management and operating personnel and makes available the economy and flexibility inherent in the common operation of a group of insurance companies.

     Chubb & Son Inc. also acts as the manager for the United States branch of an unaffiliated South Korean insurance company, Samsung Fire & Marine Insurance Company, Ltd.

LIFE AND HEALTH INSURANCE GROUP

     The Life and Health Insurance Group (Life Group) includes Chubb Life Insurance Company of America (Chubb Life), its wholly-owned subsidiaries, The Colonial Life Insurance Company of America (Colonial) and Chubb Sovereign Life Insurance Company (Sovereign), and ChubbHealth, Inc. (ChubbHealth), a joint venture with Healthsource, Inc.

     The Life Group, which markets a wide variety of insurance and investment products, is principally engaged in the sale of personal and group life and health insurance as well as annuity contracts. These products, some of which combine life insurance and investment attributes, include traditional insurance products such as term, whole life, and accident and health insurance, as well as fixed premium interest-sensitive life, universal life and variable universal life insurance and mutual funds. In addition, managed care services are provided through ChubbHealth, a health maintenance organization (HMO) operating in the New York City metropolitan area. The target market of the Life Group is small- to medium-sized business establishments and those people, often the proprietors of such businesses, whose needs for financial planning are more complex and diverse than average.

     One or more of the companies in the Life Group are licensed and transact business in each of the 50 states of the United States, the District of Columbia, Puerto Rico, Guam and the Virgin Islands. Personal life and health insurance is marketed primarily through approximately 1,600 personal producing general agents and 20,000 brokers. Group life and traditional health insurance is marketed through approximately 9,000 brokers and managed care products are marketed primarily through approximately 250 brokers in the New York City metropolitan area.

     The executive, accounting, actuarial and administrative activities of the Life Group are located at the Chubb Life headquarters in Concord, New Hampshire. The group insurance operations are mainly located in Parsippany, New Jersey. The personal insurance operations are in Concord, Santa Barbara, California and Chattanooga, Tennessee. ChubbHealth's network management and medical review activities are located in New York, New York.

     The following tables present highlights of the Life Group.

                            LIFE INSURANCE IN-FORCE*

                              PERSONAL
              ----------------------------------------
               NON-PARTICIPATING       PARTICIPATING            GROUP                 TOTAL
              --------------------   -----------------   -------------------   --------------------
YEAR             AMOUNT    PERCENT   AMOUNT    PERCENT     AMOUNT    PERCENT      AMOUNT    PERCENT
----          -----------  -------   -------   -------   ----------  -------   -----------  -------
                                                 (IN THOUSANDS)
1992........  $39,950,972   86.0%    $88,001     .2%     $6,415,545   13.8%    $46,454,518    100%
1993........   47,740,633   88.0      81,278     .1       6,460,954   11.9      54,282,865    100
1994........   55,933,398   90.7      77,990     .1       5,688,639    9.2      61,700,027    100

---------------
     * Before deduction for reinsurance ceded.

                  PREMIUM AND POLICY CHARGE REVENUES BY CLASS

                                 PERSONAL                                            GROUP
          -------------------------------------------------------    ------------------------------------
                                 ACCIDENT AND                                              ACCIDENT AND
            ORDINARY LIFE           HEALTH           ANNUITIES             LIFE               HEALTH
          ------------------   ----------------   ---------------    ----------------   -----------------
YEAR       AMOUNT   PERCENT    AMOUNT   PERCENT   AMOUNT  PERCENT    AMOUNT   PERCENT   AMOUNT    PERCENT
----       ------   -------    ------   -------   ------  -------    ------   -------   ------    -------
                                                   (IN THOUSANDS)
1992....  $192,202   27.9%     $18,558    2.7%    $2,938    .4%      $44,389    6.4%   $431,086    62.6%
1993....   216,591   27.0       19,121    2.4      4,294    .5        47,041    5.9     514,189    64.2
1994....   248,850   29.8       19,426    2.3      3,670    .4        44,301    5.3     520,046    62.2

                    REVENUES, ASSETS AND CAPITAL AND SURPLUS

                                             TOTAL
                                            PREMIUMS        GROSS                       CAPITAL
                                           AND POLICY     INVESTMENT                      AND
YEAR                                        CHARGES         INCOME         ASSETS       SURPLUS
----                                       ----------     ----------     ----------     --------
                                                              (IN THOUSANDS)
1992.....................................   $689,173       $192,748      $3,150,630     $736,801
1993.....................................    801,236        205,891       3,529,802      758,419
1994.....................................    836,293        208,745       3,760,079      731,810

     The main objective of the investment portfolio of the Life Group is to earn a rate of return in excess of that required to satisfy the obligations to policyholders and to cover expenses. The portfolio of the Life Group is primarily comprised of mortgage-backed securities and corporate bonds. The Life Group invests predominantly in investment grade current coupon fixed-income securities with stable cash flows and maturities which are consistent with life insurance liability characteristics. The investment strategy emphasizes maintaining portfolio quality while achieving competitive investment yields. The investment results of the Life Group for each of the past three years are shown in the following table.

                                                AVERAGE
                                               INVESTED        INVESTMENT       PERCENT
        YEAR                                   ASSETS(a)       INCOME(b)        EARNED
        ----                                   ---------       ----------       -------
                                                     (IN THOUSANDS)
        1992................................   $2,136,161       $189,500          8.9%
        1993................................    2,341,028        202,771          8.7
        1994................................    2,544,945        205,451          8.1

---------------
     (a) Average of amounts at beginning and end of year with fixed maturity securities at amortized cost and equity securities at market value.

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

     Benefit reserves on individual life insurance contracts with fixed and guaranteed premiums and benefits are computed so that amounts, with additions from actuarial net premiums to be received and with interest on such reserves compounded annually at certain assumed rates, will be sufficient to meet expected policy obligations. In accordance with generally accepted accounting principles, certain additional factors are considered in the reserve computation as more fully set forth in Note (1)(e) of the notes to consolidated financial statements incorporated by reference from the Corporation's 1994 Annual Report to Shareholders.

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

     The Real Estate Group's commercial development activities centered around acquiring suburban, multi-site land parcels in locations considered prime for office development and then developing the land in progressive stages. The Real Estate Group's activities include a few metropolitan office building projects. Commercial development activities are primarily in northern and central New Jersey with additional operations in Connecticut, Florida, Illinois, Maryland, Michigan, Pennsylvania and Texas.

     The Real Estate Group owns 4,037,000 square feet of office and industrial space, of which 91% is leased. The Real Estate Group has varying interests in an additional 6,373,000 square feet of office and industrial space which is 94% leased.

     Residential development activities of the Real Estate Group are primarily in central Florida and northern New Jersey.

     The Real Estate Group currently has undeveloped land holdings of approximately 4,450 acres, with primary holdings in New Jersey and Florida and lesser holdings in six additional states.

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

     In December 1993, the National Association of Insurance Commissioners adopted a risk-based capital formula for property and casualty insurance companies. This formula is used by state regulatory authorities to identify insurance companies which may be undercapitalized and which merit further regulatory attention. The formula prescribes a series of risk measurements to determine a minimum capital amount for an insurance company, based on the profile of the individual company. The ratio of a company's actual policyholders' surplus to its minimum capital requirement will determine whether any state regulatory action is required. The risk-based capital requirement is applicable to property and casualty insurance companies for the first time as of year-end 1994. Each member of the Group has more than sufficient capital at December 31, 1994 to meet the risk-based capital requirement.

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

     Subject to regulatory requirements, the Group's management determines the prices charged for its policies based on a variety of factors including claim and claim adjustment expense experience, inflation, tax law and rate changes, and anticipated changes in the legal environment, both judicial and legislative. Methods for arriving at rates vary by type of business, exposure assumed and size of risk. Underwriting profitability is affected by the accuracy of these assumptions, by the willingness of insurance regulators to approve changes in those rates which they control and by such other matters as underwriting selectivity and expense control.

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

     There are approximately 3,900 property and casualty insurance companies in the United States operating independently or in groups and no single company or group is dominant. According to A.M. Best, the Group is the 14th largest United States property and casualty insurance group based on 1993 net premiums written. The relatively large size and underwriting capacity of the Group provide opportunities not available to smaller companies.

     The property and casualty insurance industry has a history of cyclical performance with successive periods of deterioration and improvement over time. The industry and the Group experienced substantial underwriting losses from 1980 through 1984. Beginning in 1984, the industry and the Group were able to increase prices and tighten underwriting terms. Substantial price increases were achieved in most commercial lines from 1984 through 1986. Price competition increased in the property and casualty marketplace during 1987 and has continued through 1994, particularly in the commercial classes. In 1993, property related business experienced some rate firming in the wake of the unprecedented catastrophes of 1992; such prices remained stable in 1994 despite significant catastrophe losses early in the year. Price increases in casualty classes continue to be difficult to achieve. The Group continues to be selective in the writing of new business and to reinforce the sound relationships with customers who appreciate the stability, expertise and added value the Group provides. In the personal lines, the regulatory climate for obtaining rate increases continues to be difficult, particularly in the automobile class.

     In all states, insurers authorized to transact certain classes of property and casualty insurance are required to become members of an insolvency fund. In the event of the insolvency of an insurer writing a class of insurance covered by the fund in the state, all members are assessed to pay certain claims against the insolvent insurer. Fund assessments are proportionately based on the members' written premiums for the classes of insurance written by the insolvent insurer. A portion of these assessments is recovered in certain states through premium tax offsets and policyholder surcharges. In 1994, such assessments to the members of the Group amounted to approximately $6 million. The amount of future assessments cannot be reasonably estimated.

     State insurance regulation requires insurers to participate in assigned risk plans, reinsurance facilities and joint underwriting associations, which are mechanisms that generally provide risks with various basic insurance coverages when they are not available in voluntary markets. Such mechanisms are most prevalent for automobile and workers' compensation insurance, but a majority of states also mandate participation in Fair Plans or Windstorm Plans, which provide basic property coverages. Some states also require insurers to participate in facilities that provide homeowners, crime and medical malpractice insurance. Participation is based upon the amount of a company's voluntary written premiums in a particular state for the classes of insurance involved. These involuntary market plans generally are underpriced and produce unprofitable underwriting results.

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

  Life and Health Insurance

     The members of the Life Group are subject to regulation and supervision in each state in which they do business. Such regulation and supervision is generally of the character indicated in the first two paragraphs under the preceding caption, "Property and Casualty Insurance." The risk-based capital formula for life and health insurers was first effective as of year-end 1993. Each member of the Life Group had more than sufficient capital at December 31, 1994 to meet the risk-based capital requirement.

     The Life Group operates in a highly competitive industry in which it does not hold a significant market share. The Life Group competes in the personal insurance market not only with other life insurance companies but also with other financial institutions. By offering a full line of products, including interest-sensitive and variable products, both with and without life contingencies, the Life Group meets this competition for its selected customer group. The Life Group also competes in the small group health insurance market by offering indemnity products with comprehensive benefits, and a full line of ancillary products including group dental, life and long term disability. The Life Group has accelerated its involvement in managed health care through the development of ChubbHealth.

     Members of the Life Group also participate in insolvency funds. In 1994, insolvency fund assessments to the members of the Life Group amounted to approximately $2 million.

     There are approximately 1,800 legal reserve life insurance companies in the United States. According to the National Underwriter, a trade publication, as of January 1, 1994, Chubb Life, Sovereign and Colonial ranked 63rd, 149th and 168th, respectively, among such companies based on total insurance in-force.

  Legislative and Judicial Developments

     Although the federal government and its regulatory agencies generally do not directly regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways. Current and proposed federal measures which may significantly affect the insurance business include tort reform, toxic waste removal and liability measures, health care reform initiatives, containment of medical care costs, limitations on health insurance premiums, employee benefits regulation, automobile safety regulation, financial services deregulation including the removal of barriers preventing banks from engaging in the insurance business, the taxation of insurance companies and the tax treatment of insurance products.

     Enacted and contemplated health care reform on both a national and state level are reshaping the health insurance industry. Although federal legislation on health insurance did not pass Congress in 1994, the Clinton Administration and certain members of Congress may pursue some form of health care reform. Significant changes, if they occur, are not expected to become operational for some time. It is currently not possible to predict the long term impact of health care reforms on the Life Group's business.

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

     Legislative and judicial developments pertaining to asbestos and toxic waste exposures are discussed in Item 7 of this report on pages 23 through 26.

     In 1988, voters in California approved Ballot Proposition 103, an insurance reform initiative, which is discussed in Item 7 of this report on pages 22 and 23.

     In 1990, New Jersey adopted legislation imposing controls over automobile insurance risk selection, pricing, coverage and termination. The New Jersey statute also applied the state's antitrust laws to automobile insurers, abolished the deficit-ridden Automobile Joint Underwriting Association (JUA), established a Market Transition Facility (MTF) to issue automobile policies until the implementation of an assigned risk mechanism on October 1, 1992 and levied an assessment and surtax on certain insurance coverages to help defray the estimated $3 billion obligation of the JUA. Under the law, insurers must make special rate filings to recoup these added charges from their insurance customers. During its two year existence, the MTF generated a deficit of approximately $1.3 billion which was required to be allocated to automobile insurers, including members of the Group, based on market share. In June 1994, legislation was enacted which limited the liability of automobile insurers for the MTF deficit to $436 million. The Group's share of that amount is approximately $5 million which was satisfied by the combination of a payment made in 1994 and a credit for a payment made in 1993 under a previous agreement entered into with the Insurance Commissioner.

     In July 1992, New York adopted legislation implementing changes in the small employer group health insurance market. The major provisions became effective April 1, 1993. New Jersey adopted similar legislation in November 1992, which generally became effective January 1, 1994. Both laws significantly affect the manner in which the Life Group and other small group health indemnity insurers conduct business. In general, the laws create community based rating, mandate prior approval of rates by the insurance department, require open enrollment periods, limit pre-existing condition exclusions and eliminate health underwriting for insured groups with fewer than 50 covered lives. Several lawsuits have been filed by a number of insurers, including a member of the Life Group, to overturn the New York law and regulations. Certain provisions of the law have been successfully challenged and challenges on additional provisions are pending. Approximately 80% of the Life Group's group health business is in the New York and New Jersey traditional indemnity markets. In response to the changes in the traditional indemnity markets, the Life Group has taken a number of actions, including redesigning products and restructuring rates, as well as accelerating its involvement in managed health care.

ITEM 2.  PROPERTIES

     The executive offices of the Corporation and the administrative offices of the Property and Casualty Group are in Warren, New Jersey. The Life Group has its administrative offices in Concord, New Hampshire; Parsippany, New Jersey; Chattanooga, Tennessee and Santa Barbara, California. The Real Estate Group's corporate headquarters is located in Roseland, New Jersey. The insurance subsidiaries maintain zonal and branch offices in major cities throughout the United States, and members of the Property and Casualty Insurance Group also have offices in Canada, Europe, Australia and the Far East. Office facilities are leased with the exception of buildings in Branchburg, New Jersey, Chattanooga and Santa Barbara, and a portion of the Life Group's home office complex in Concord. Management considers its office facilities suitable and adequate for the current level of operations. See Note (11) of the notes to consolidated financial statements incorporated by reference from the Corporation's 1994 Annual Report to Shareholders.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the shareholders during the last quarter of the year ended December 31, 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                        YEAR OF
                                                                              AGE(a)   ELECTION(b)
                                                                              ------   -----------
Dean R. O'Hare, Chairman and President of the Corporation...................    52        1972

Percy Chubb, III, Vice Chairman of the Corporation..........................    60        1971

Randell G. Craig, Executive Vice President of Chubb Life....................    49        1994

Robert P. Crawford, Jr., Executive Vice President of the Corporation........    53        1994

John J. Degnan, Senior Vice President of the Corporation....................    50        1994

Gail E. Devlin, Senior Vice President of the Corporation....................    56        1981

Edward Dunlop, Senior Vice President of the Corporation.....................    54        1995

David S. Fowler, Senior Vice President of the Corporation...................    49        1989

Henry G. Gulick, Vice President and Secretary of the Corporation............    51        1975

Brian W. Nocco, Senior Vice President of the Corporation....................    43        1994

Donn H. Norton, Executive Vice President of the Corporation.................    53        1985

Michael O'Reilly, Senior Vice President of the Corporation..................    51        1976

Robert Rusis, Senior Vice President and General Counsel of the Corporation..    61        1990

Henry B. Schram, Senior Vice President of the Corporation...................    48        1985

Theresa M. Stone, Executive Vice President of the Corporation...............    50        1990

George T. Van Gilder, Senior Vice President of the Corporation..............    51        1994

---------------

     (a) Ages listed above are as of April 25, 1995.

     (b) Date indicates year first elected or designated as an executive officer.

     All of the foregoing officers serve at the pleasure of the Board of Directors of the Corporation or listed subsidiary and have been employees of the Corporation or a subsidiary of the Corporation for more than five years except for Randell G. Craig, John J. Degnan, Brian W. Nocco and Theresa M. Stone. Mr. Craig joined Chubb Life in 1990 and was previously a vice president with Crown Life Insurance Company. Prior to joining Chubb & Son Inc. in 1990, Mr. Degnan was a senior partner in the New Jersey law firm of Shanley & Fisher. Mr. Nocco, who joined the Corporation in 1994, was previously Treasurer of Continental Bank Corp. Ms. Stone, who joined the Corporation in 1990, was previously a principal with Morgan Stanley & Co. Incorporated.

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     Incorporated by reference from the Corporation's 1994 Annual Report to Shareholders, page 72.

ITEM 6.  SELECTED FINANCIAL DATA

     Selected financial data for the five years ended December 31, 1994 are incorporated by reference from the Corporation's 1994 Annual Report to Shareholders, pages 44 and 45.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion presents our past results and our expectations for the near term future. The supplementary financial information and consolidated financial statements and related notes, all of which are integral parts of the following analysis of our results and our financial position, are incorporated by reference from the Corporation's 1994 Annual Report to Shareholders, pages 15, 16 and 46 through 67.

     Net income amounted to $528 million in 1994 compared with $324 million in 1993 and $617 million in 1992. Net income in 1993 reflected a net charge of $357 million after taxes related to an agreement for the settlement of asbestos-related litigation as well as the Corporation's intention to exercise its option to commute an unrelated existing medical malpractice reinsurance agreement. Net income in 1993 also reflected a one-time charge of $20 million for the cumulative effect of adopting new accounting requirements for postretirement benefits other than pensions and for income taxes.

     Net income included realized investment gains after taxes of $41 million, $152 million and $124 million in 1994, 1993 and 1992, respectively. Decisions to sell securities are governed principally by considerations of investment opportunities and tax consequences. Thus, realized investment gains and losses may vary significantly from year to year. As a result, net income may not be indicative of our operating performance for the period.

PROPERTY AND CASUALTY INSURANCE

     Property and casualty income was significantly higher in 1994 compared with 1993; such 1993 income was significantly lower than that in 1992. Results in 1993 were adversely affected by a $675 million increase in loss reserves related to an agreement for the settlement of asbestos-related litigation (the "$675 million charge"), which is further described under Loss Reserves. This was partially offset by a $125 million return premium to the property and casualty insurance subsidiaries related to the Corporation's intention to exercise its option to commute an existing medical malpractice reinsurance agreement (the "$125 million return premium").

     Property and casualty income after taxes was $467 million in 1994 compared with $118 million in 1993 and $407 million in 1992. Excluding the effects of the $675 million charge and the $125 million return premium, property and casualty income after taxes was $475 million in 1993. Earnings in 1994 were adversely affected by higher catastrophe losses, resulting from the earthquake in California and the winter storms in the eastern and midwestern parts of the United States in the first quarter. Earnings in 1994 benefited from an increase in investment income compared with the prior year. Results for 1993 benefited from lower catastrophe losses and an increase in investment income compared with 1992. Earnings in 1992 were adversely affected by substantial catastrophe losses, including those from Hurricane Andrew. Catastrophe losses were $169 million in 1994 compared with $89 million in 1993 and $175 million in 1992. The 1992 amount was net of recoveries under catastrophe reinsurance contracts of $106 million relating to Hurricane Andrew. There were no recoveries in 1994 and 1993 under such reinsurance contracts.

     Net premiums written amounted to $4.0 billion in 1994. This represented an increase of 12% compared with 1993, after excluding the $125 million return premium from the 1993 amount. Net premiums written in 1993, excluding the $125 million return premium, were 9% higher than 1992. Personal coverages accounted for $814 million or 21% of 1994 premiums written, standard commercial coverages for $1,338 million or 34%, specialty commercial coverages for $1,476 million or 37% and reinsurance assumed for $323 million or 8%. The marketplace continued to be competitive, particularly in the commercial classes. Price increases in the casualty classes have been difficult to achieve for several years. Property related prices remained stable in 1994 despite the significant catastrophe losses early in the year. Such prices had experienced some firming in 1993 in the wake of the unprecedented catastrophes of 1992. Premium growth in 1994 and 1993 was due primarily to the selective writing of new business, improved renewal retention of customers who appreciate the stability, expertise and added value we provide, and exposure growth on existing business. A significant portion of premium growth in both years was achieved outside the United States, from both our expanding foreign branch network and our increased participation in the business of the Sun Alliance Group plc.

     The combined loss and expense ratio, the common measure of underwriting profitability, was 99.5% in 1994 compared with 114.8% in 1993 and 101.1% in 1992. Underwriting results were extremely unprofitable in 1993 due to the adverse effect of the $675 million charge. Excluding the effects of the $675 million charge and the $125 million return premium, the combined loss and expense ratio was 99.0% in 1993.

     The loss ratio was 67.0% in 1994 compared with 82.5% in 1993 and 66.7% in 1992. Excluding the effects of the $675 million charge and the $125 million return premium, the loss ratio was 65.5% in 1993. The loss ratios continue to reflect the favorable experience resulting from the consistent application of our underwriting standards. Losses from catastrophes represented 4.5, 2.5 and
5.6 percentage points of the loss ratio in 1994, 1993 and 1992, respectively.

     Our expense ratio was 32.5% in 1994 compared with 32.3% in 1993 and 34.4% in 1992. Excluding the effect of the $125 million return premium, the expense ratio was 33.5% in 1993. The expense ratio benefited in 1994 and 1993 from written premiums growing at a greater rate than overhead expenses. The expense ratio in 1993 also benefited from lower commissions. Expenses were reduced by contingent profit sharing accruals of $11 million in 1994 and $9 million in both 1993 and 1992 relating to the medical malpractice reinsurance agreement. There will be no further profit sharing allowance under this agreement.

     The catastrophe reinsurance market suffered large losses in recent years, particularly in 1992. As a result, the catastrophe reinsurance market's capacity was substantially reduced in 1993 and the cost of available coverage rose significantly. We responded by increasing the initial retention level for individual catastrophe losses from $40 million to $85 million. We experienced two significant catastrophe losses in 1994; however, there were no recoveries from our catastrophe reinsurance coverage due to the higher retention level. The effect of the higher retention on our future results of operations will depend on the severity of future catastrophic events.

  Personal Insurance

     Premiums from personal insurance were virtually unchanged in 1994 compared with a 2% increase in 1993. Our disciplined approach to pricing continues to make it difficult to write new homeowners and other non-automobile business. Personal automobile premiums have remained level over the past three years, which was consistent with our plan to control our exposure in this class.

     Our personal insurance business produced breakeven underwriting results in 1994 compared with an underwriting profit in 1993 and an underwriting loss in 1992. The combined loss and expense ratio was 100.3% in 1994 compared with 95.8% in 1993 and 104.6% in 1992. Underwriting results in each of these years were adversely affected by significant catastrophe losses in the homeowners class, particularly the winter storms and, to a lesser extent, the California earthquake in 1994 and Hurricane Andrew in 1992.

     Excluding the impact of catastrophes, homeowners results benefited in each of the last three years from disciplined pricing and stable loss frequency and severity. Catastrophe losses represented 19.6 percentage points of the loss ratio for this class in 1994 compared with 13.4 percentage points in 1993 and
25.0 percentage points in 1992. Other personal coverages, which include insurance for personal valuables and excess liability, were increasingly profitable in 1993 and 1994. Personal excess liability results improved in both years due to favorable loss experience. Our automobile business was profitable in 1994 and 1993 compared with breakeven results in 1992. Results improved modestly in 1993 and 1994 due primarily to stable loss frequency and severity. Automobile results were adversely affected each year by significant losses from the mandated business that we are required by law to accept for those individuals who cannot obtain coverage in the voluntary market.

  Standard Commercial Insurance

     Premiums from standard commercial insurance, which includes coverages for multiple peril, casualty and workers' compensation, increased 11% in 1994 compared with 1993, after excluding the $125 million return premium discussed below from the 1993 premium amounts. Premiums in 1993, excluding the $125 million return premium, were 6% higher than 1992. The competitive market has continued to place significant pressure on prices. Premium growth in both years was due primarily to a combination of the selective writing of new accounts, improved renewal retention and exposure growth on existing business. Premium growth in 1994 for multiple peril was particularly strong outside the United States.

     Medical malpractice business, which we stopped writing in 1984, was reinsured effective year-end 1985. The reinsurance agreement includes a commutation provision under which the property and casualty insurance subsidiaries have an option to reassume the remaining liability of the reinsurer as of December 31, 1995 and receive payment at that time of an amount determined by a formula based on experience under the agreement. In 1993, as a result of favorable loss experience, medical malpractice gross unpaid claims and the related reinsurance recoverable under this agreement were each reduced. At the same time, the Corporation announced its intention to exercise the commutation option under the agreement, which will result in a payment by the reinsurer to the property and casualty insurance subsidiaries of approximately $190 million at year-end 1995 and a concurrent reduction in reinsurance recoverable from the reinsurer of approximately $65 million. The difference of $125 million represents a return premium to the property and casualty insurance subsidiaries and was recognized as such in 1993.

     Our standard commercial results were unprofitable in each of the past three years. Such results were extremely unprofitable in 1993 due to the adverse effect of the $675 million charge. The combined loss and expense ratio was 107.6% in 1994 compared with 149.7% in 1993 and 105.7% in 1992. Excluding the effects of the $675 million charge and the $125 million return premium, the combined loss and expense ratio was 107.6% in 1993.

     Casualty results in 1993 included the effects of the $675 million charge and the $125 million return premium. Excluding the effects of these items, casualty results deteriorated in 1993 and 1994 primarily due to a decrease in the profitability of the excess liability component resulting from more competitive prices. Excess liability has remained profitable due to favorable loss experience in this class. In each of the past three years, casualty results have been adversely affected to varying degrees by increases in loss reserves on general liability business written in earlier years, particularly for asbestos-related and toxic waste claims. Results in the automobile component were profitable in each of the last three years.

     Multiple peril results were similarly unprofitable in each of the last three years. The intensely competitive market for this business has resulted in inadequate prices for these coverages. Results in the property component of this business were adversely affected by significant catastrophe losses in 1994, primarily from the earthquake in California, and in 1992, primarily from Hurricane Andrew and the civil disorder in Los Angeles. Catastrophe losses represented 8.4 percentage points of the loss ratio for this class for 1994 compared with 3.6 percentage points in 1993 and 10.1 percentage points in 1992.

The liability component of this business was particularly unprofitable in 1993 due to an increased frequency and severity of losses.

     Workers' compensation results improved substantially in 1994, but remained unprofitable. Results in our voluntary business have benefited from rate increases and the impact of medical cost containment and disability management activities. Results in this class were aggravated in 1992 and 1993 by our share of the losses incurred by the involuntary pools and mandatory business in which we must participate by law.

  Specialty Commercial Insurance

     Premiums from specialty commercial insurance increased 16% in 1994 compared with 10% in 1993. Premium increases for our executive protection and financial fidelity coverages were due primarily to new business opportunities and exposure increases as significant competition has made price increases difficult to achieve for most of these coverages. Our strategy of working closely with our customers and our ability to differentiate our products have enabled us to renew a large percentage of our business. We have been able to obtain price increases in several of our smaller specialty classes.

     The specialty commercial business produced substantial underwriting profits in each of the past three years with combined loss and expense ratios of 91.7% in 1994, 91.0% in 1993 and 90.5% in 1992. Our executive protection, financial fidelity and surety results were highly profitable in each year due to favorable loss experience. The non-fidelity portion of our financial institutions business deteriorated in 1994 due in part to several large losses.

     Marine results were unprofitable in 1994 compared with profitable results in 1993 and 1992. The deterioration was mostly due to significant catastrophe losses, resulting primarily from the earthquake in California. Results in our smaller specialty classes improved in 1994, particularly outside the United States. Results in these classes had deteriorated in 1993 due primarily to an increased frequency of large losses.

  Reinsurance Assumed

     Premiums from reinsurance assumed, which is primarily treaty reinsurance assumed from Sun Alliance, increased 37% in 1994 compared with 46% in 1993. The growth in both years was primarily due to an increase in our participation in the business of Sun Alliance and a firming of rates in Sun Alliance's markets, primarily in the United Kingdom.

     Underwriting results for this segment were near breakeven in 1994 compared with unprofitable results in 1993 and 1992. Results improved substantially in each of the last two years. The combined loss and expense ratio was 100.2% in 1994 compared with 111.8% in 1993 and 126.9% in 1992. The improvement in 1994 was due to risk selection and rating measures taken as well as to favorable weather conditions in the United Kingdom. Results in 1992 were adversely affected by our share of the substantial mortgage indemnity insurance losses experienced by Sun Alliance in the United Kingdom.

  Regulatory Initiatives

     In 1988, voters in California approved Ballot Proposition 103, an insurance reform initiative which affects most property and casualty insurers writing business in the state. Provisions of Proposition 103 would have required insurers to roll back property and casualty insurance rates for certain lines of business to 20 percent below November 1987 levels and would have required an additional 20 percent reduction in automobile rates by November 1989. Approximately 14% of the direct business of the Corporation's property and casualty subsidiaries during the rollback period was written in California. In 1989, the California Supreme Court, ruling on the constitutional challenge to Proposition 103, ruled that an insurer is entitled to a fair rate of return. Since the approval of Proposition 103, the California Insurance Department has established regulations to implement its provisions. These regulations were challenged in the California courts by numerous insurers.

     In August 1994, the California Supreme Court issued a decision upholding rollback regulations issued by the California Insurance Commissioner which had previously been ruled invalid by a lower court. These regulations limit the allowable rate of return which an insurer could earn on California business for the rollback period to a rate determined by the Insurance Commissioner and limit the amount of surplus on which an insurer could earn profit during that period. It is not clear what implications, if any, this decision will have on future property and casualty insurance rates in California. A petition for review of the California Supreme Court's decision has been denied by the United States Supreme Court.

     In November 1994, the property and casualty subsidiaries were ordered by the Insurance Commissioner to refund premiums for the rollback period in the amount of $86 million, plus interest of $53 million. The property and casualty subsidiaries have notified the Insurance Department of their objection to the rollback amount. Based on our analysis of the operating results of our property and casualty subsidiaries in the State of California during the rollback period, as well as the regulations governing Proposition 103 rollbacks, we have not reflected the rollback amount in our financial statements. It is management's belief that it is probable that the final resolution of this matter will not result in premium refunds of a material amount by the Corporation's property and casualty subsidiaries.

  Loss Reserves

     Loss reserves are our property and casualty subsidiaries' largest liability. At the end of 1994, gross loss reserves totaled $8.9 billion compared with $8.2 billion and $7.2 billion at year-end 1993 and 1992, respectively. Reinsurance recoverable on such loss reserves was $2.0 billion at the end of 1994 compared with $1.8 billion and $2.0 billion at year-end 1993 and 1992, respectively. Loss reserves, net of reinsurance recoverable, increased 7% in 1994, after increases of 22% and 11% in 1993 and 1992, respectively. The significant increase in 1993 was primarily due to the $675 million increase related to the settlement of asbestos-related litigation. Excluding this $675 million, loss reserves increased by 10% in 1993. Loss and expense payments related to this settlement aggregated $204 million in 1994. Substantial reserve growth has occurred each year in those liability coverages, primarily excess liability and executive protection, that are characterized by delayed loss reporting and extended periods of settlement.

     The process of establishing loss reserves is an imprecise science and reflects significant judgmental factors. In many liability cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss and the settlement of the loss. In fact, approximately 50% of our loss reserves at December 31, 1994 were for claims that had not yet been reported to us, some of which were not yet known to the insured, and for future development on reported claims.

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

     Our most costly asbestos exposure relates to an insurance policy issued to Fibreboard Corporation by Pacific Indemnity Company in 1956. In 1993, Pacific Indemnity Company, a subsidiary of the Corporation, entered into a global settlement agreement with Continental Casualty Company (a subsidiary of CNA Financial Corporation), Fibreboard Corporation, and attorneys representing claimants against Fibreboard for all future asbestos-related bodily injury claims against Fibreboard. This agreement is subject to court approval. Pursuant to the global settlement agreement, a $1.525 billion trust fund will be established to pay future claims, which are claims that were not filed in court before August 27, 1993. Pacific Indemnity will contribute approximately $538 million to the trust fund and Continental Casualty will contribute the remaining amount. In December 1993, upon execution of the global settlement agreement, Pacific Indemnity and Continental Casualty paid their respective shares into an escrow account. Upon final court approval of the settlement, the amount in the escrow account, including interest earned thereon, will be transferred to the trust fund.

     All of the parties have agreed to use their best efforts to seek court approval of the global settlement agreement. Although this agreement has been challenged, management is optimistic that the courts will approve the settlement. The period of judicial review is now expected to extend at least into 1996.

     Pacific Indemnity and Continental Casualty have reached a separate agreement for the handling of all pending asbestos-related bodily injury claims against Fibreboard. Pacific Indemnity's obligation under this agreement is not expected to exceed $635 million, of which Pacific Indemnity had paid $132 million through December 31, 1994. A February 1995 amendment to the agreement has extended for several years the period over which Pacific Indemnity will pay its remaining obligation, plus interest, under the agreement. The agreement further provides that the total responsibility of both insurers with respect to pending and future asbestos-related bodily injury claims against Fibreboard will be shared between Pacific Indemnity and Continental Casualty on an approximate 35% and 65% basis, respectively.

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

     Prior to the settlement, the Corporation's property and casualty subsidiaries had existing loss reserves of $545 million to cover a portion of their obligation under these agreements. This amount included $300 million of general liability incurred but not reported (IBNR) reserves which were not previously classified as specific reserves for asbestos claims since it was management's belief that doing so would increase the demands of plaintiffs' attorneys. Additional loss reserves of $675 million were provided in the third quarter of 1993 at the time the settlement was negotiated.

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

     Other than Fibreboard, our remaining asbestos exposures are mostly peripheral defendants, principally distributors, premises owners and manufacturers that used asbestos in certain products. Generally, these insureds are named defendants on a regional rather than a nationwide basis. We continue to receive notices of new asbestos claims and new exposures on existing claims as more peripheral parties are drawn into litigation to replace the now defunct mines and bankrupt manufacturers. The recent claims are complex in that they include significant and yet unresolved liability issues. Further, we still do not know the universe of potential claims.

     Hazardous waste sites are another significant potential exposure. Under the existing "Superfund" law and similar state statutes, when potentially responsible parties (PRPs) fail to handle the clean-up, regulators have the work done and then attempt to establish legal liability against the PRPs. The PRPs, with proper government authorization in many instances, disposed of toxic materials at a waste dump site or transported the materials to the site. Most sites have multiple PRPs. As the cost of environmental clean-up continues to grow, PRPs and others continue to file claims with their insurance carriers. Insurance policies issued to PRPs were not intended to cover the clean-up costs of pollution and, in many cases, did not intend to cover the pollution itself. Pollution was not a recognized hazard at the time many of these policies were written. In some cases, however, more recent policies specifically excluded such exposures. Ensuing litigation extends to issues of liability, coverage and other policy provisions.

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

     Uncertainties also remain as to the Superfund law itself, which has generated far more litigation than it has provided clean-up. The taxes supporting Superfund will end in 1995. The new Congress is expected to address Superfund reform during 1995. It is currently not possible to predict the direction that any reforms may take or the effect that any changes may have on the insurance industry. It is important to note that the Superfund law does not address non-Superfund site cases. For that reason, it does not cover all existing toxic waste litigation, for example, sites that are subject to state law only.

     Litigation costs continue to escalate, particularly for toxic waste claims. A substantial portion of the funds expended to date has been for legal fees incurred in the prolonged litigation of coverage issues. Many primary policies provide an indemnity policy limit but an unlimited contract for defense costs. This language in the policy sometimes leads to the payment of defense costs in sizable multiples of the policy limits.

     Reserves for asbestos and toxic waste claims cannot be estimated with traditional loss reserving techniques. We have established case reserves and reserves for costs of related litigation where sufficient information has been developed to indicate the involvement of a specific insurance policy. In addition, IBNR reserves have been established to cover additional exposures on both known and unasserted claims. These reserves are continually reviewed and updated. Loss reserve increases relating to asbestos and toxic waste claims were $115 million in 1994, $1,076 million in 1993 and $120 million in 1992. Excluding the $675 million increase in loss reserves related to the Fibreboard settlement and the reclassification of $300 million of general liability IBNR reserves as specific reserves for this settlement, the increase in loss reserves relating to asbestos and toxic waste claims was $101 million in 1993. Further increases in such reserves in 1995 and future years are possible as legal and factual issues concerning these claims are clarified, although the amounts cannot be reasonably estimated.

     During 1994, we experienced overall favorable development of $30 million on loss reserves established as of the previous year-end. This compares with unfavorable development of $665 million in 1993 and favorable development of $28 million in 1992. Such redundancies and deficiency were reflected in operating results in these respective years. Excluding the effect of the $675 million increase in loss reserves related to the Fibreboard settlement, we experienced favorable development of $10 million in 1993. Each of the past three years benefited from favorable claim frequency and severity trends for certain liability classes; this was offset each year in varying degrees by increases in loss reserves relating to asbestos and toxic waste claims.

     Management believes that the aggregate loss reserves of the property and casualty subsidiaries at December 31, 1994 were adequate to cover claims for losses which had occurred, including both those known to us and those yet to be reported. In establishing such reserves, management considers facts currently known and the present state of the law and coverage litigation. However, given the expansion of coverage and liability by the courts and the legislatures in the past and the possibilities of similar interpretations in the future, particularly as they relate to asbestos and toxic waste claims, as well as the uncertainty in determining what scientific standards will be deemed acceptable for measuring hazardous waste site clean-up, additional increases in loss reserves may emerge which may adversely affect results in future periods. This emergence cannot reasonably be estimated.

  Investments and Liquidity

     Investment income after taxes increased 4% in 1994 compared with 8% in 1993. Growth was primarily due to increases in invested assets, which reflected strong cash flow from operations over the period. Such growth in 1994 was tempered by the $538 million paid in December 1993 into an escrow account related to the Fibreboard settlement. The effective tax rate on our investment income was 15.3% in 1994 compared with 14.7% in 1993 and 14.3% in 1992. In 1994, the effective tax rate increased due to holding a larger proportion of our investment portfolio in taxable securities. The increase in the effective tax rate in 1993 was due to the increase in the federal corporate tax rate from 34% to 35%, offset in part by holding a larger proportion of our investment portfolio in tax-exempt securities.

     Generally, premiums are received by our property and casualty subsidiaries months or even years before we pay the losses under the policies purchased by such premiums. These funds are used first to make current claim and expense payments. The balance is invested to augment the investment income generated by the existing portfolio. Historically, cash receipts from operations, consisting of insurance premiums and investment income, have provided more than sufficient funds to pay losses, operating expenses and dividends to the Corporation.

     Cash available for investment was approximately $725 million in 1994 compared with $480 million in 1993 and $655 million in 1992. The lower amount in 1993 was due to the $538 million paid in December 1993 into an escrow account.

     The main objective of the investment portfolio of the property and casualty companies is to provide maximum support to the insurance underwriting operations. Investment strategies are developed based on many factors including underwriting results and our resulting tax position, fluctuations in interest rates and regulatory requirements.

     In 1994, we invested new cash in taxable bonds and, to a lesser extent, tax-exempt bonds while reducing our equity security portfolio. In 1993, we invested new cash primarily in tax-exempt bonds and we reduced our taxable bond portfolio. In each year we tried to achieve the appropriate mix in our portfolio to balance both investment and tax strategies. In 1993 and again in 1994, we increased our short-term investments.

     The property and casualty subsidiaries have consistently invested in high quality marketable securities. Taxable bonds in our domestic portfolio comprise U.S. Treasury, government agency and corporate issues. Approximately 85% of these bonds are either backed by the U.S. government or rated AA or better by Moody's or Standard & Poor's. Of the tax-exempt bonds, practically all are rated A or better, with approximately half rated AAA. Both taxable and tax-exempt bonds have an average maturity of between 8 and 9 years. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations. Common stocks are high quality and readily marketable. Foreign investments have quality and maturity characteristics similar to our domestic portfolio. We reduce the risks relating to currency fluctuations by maintaining investments in those foreign currencies in which we transact business, with characteristics similar to the liabilities in those currencies.

     The property and casualty subsidiaries maintain sufficient investments in highly liquid, short-term securities at all times to provide for immediate cash needs. At year-end 1994 and 1993, such investments were at higher than normal levels so that funds would be readily available to pay amounts related to the Fibreboard settlement. Such levels of liquidity will be somewhat lower in 1995 as the payout period of Fibreboard related amounts has been extended. The Corporation maintains bank credit facilities that are available to respond to unexpected cash demands.

LIFE AND HEALTH INSURANCE

     Life and health insurance earnings after taxes were $14 million in 1994 compared with $62 million in 1993 and $56 million in 1992. Premiums and policy charges were $836 million in 1994 compared with $801 million in 1993 and $689 million in 1992.

  Personal Insurance

     Earnings from personal insurance were $33 million in 1994 compared with $37 million in 1993 and $34 million in 1992. The earnings fluctuations were primarily due to changes in the spread between interest earned on our invested assets and interest credited to policyholders on interest-sensitive products. As the result of various adjustments, the tax rate on personal insurance earnings was 30%, 26% and 18% in 1994, 1993 and 1992, respectively.

     Premiums and policy charges amounted to $272 million in 1994 compared with $240 million in 1993 and $214 million in 1992. New sales of personal insurance as measured by annualized premiums were $97 million in 1994 compared with $88 million in 1993 and $71 million in 1992. Marketing initiatives conducted with our property and casualty distribution system together with the increasing popularity of variable universal life products continue to contribute to our growth.

  Group Insurance

     Group insurance operations resulted in a loss of $19 million in 1994 compared with earnings of $25 million in 1993 and $22 million in 1992. Group health rate levels, which had kept pace with medical costs during 1993 and 1992, proved inadequate during 1994 in New York, which is our major market. Group life and dental insurance, which are primarily marketed as ancillary products to group health insurance, contributed modest earnings in each of the last three years.

     Premiums were $564 million in 1994 compared with $561 million in 1993 and $475 million in 1992. New group sales as measured by annualized premiums were $52 million in 1994 compared with $323 million in 1993 and $118 million in 1992.

     Approximately 80% of our group health business is in the New York and New Jersey traditional indemnity markets. Both states have adopted legislation which eliminates health insurance underwriting, creates community based rating and limits pre-existing condition exclusions for insured groups with fewer than 50 covered lives. As a result, several insurers reduced their market share in the small group health segment in New York in 1993. We offered a competitive product and thus substantially increased our sales in that market during 1993. The growth in premium revenue in 1993 and the first six months of 1994 reflected the effect of the significant increase in sales of new policies during the last three quarters of 1993. Due to increased levels of competition in the small group market in 1994 as well as our significant rate increases, many of the new policies written in 1993, which became eligible for renewal beginning in April 1994, were not renewed. The decline in premium revenue in the last six months of 1994 was primarily due to this increase in non-renewals.

     Given these changes in our marketplace and the continuation of the shift away from traditional indemnity products to managed care alternatives, we anticipate that we will experience a reduction of premiums in 1995.

     Group health insurance results deteriorated in 1994 due to significantly higher claims than were anticipated when new rates were developed in 1993 and to higher non-renewals. The higher claims resulted from the increased cost of medical services and the increased utilization of those services. The increased utilization was largely due to the attractiveness of traditional indemnity plans to individuals and groups who are more likely to require and use medical services. In response to these factors, we increased rates substantially during 1994.

     We continue to believe that traditional indemnity plans will be a less viable product option in the long term for both the consumer and the companies selling such plans. We have accelerated our efforts to lessen our dependence on traditional indemnity medical premium. We are offering managed care products through ChubbHealth, Inc., a health maintenance organization (HMO), which commenced business in the New York City metropolitan area during the second quarter of 1994.

     Initial results of ChubbHealth have been encouraging. Our approach has been to provide small business owners with managed care plans which have comprehensive and flexible coverages and an excellent doctor and hospital network.

     We also continue to increase our emphasis on managed care outside New York by offering preferred provider organizations which are networks of health care providers that offer cost savings compared with traditional indemnity plans.

     Enacted and contemplated health care reform on both a national and state level are reshaping the health insurance industry. Although federal legislation on health insurance did not pass Congress in 1994, the Clinton Administration and certain members of Congress may pursue some form of health care reform. Significant changes, if they occur, are not expected to become operational for some time. It is currently not possible to predict the long term impact of health care reforms on our business.

  Investments and Liquidity

     Gross investment income increased 1% in 1994 compared with 7% in 1993. Premium receipts in excess of payments for benefits and expenses, together with investment income, continue to provide cash for new investments. New cash available amounted to $140 million in 1994 compared with $225 million in 1993 and $120 million in 1992. The decrease in new cash in 1994 was due to the reduced cash flows from group insurance operations. The increase in 1993 was due to the significant increase in group health premiums and to new single premium sales.

     In 1994, new cash was invested primarily in mortgage-backed securities. In 1993, new cash was invested in mortgage-backed securities and corporate bonds. We invest predominantly in investment grade current coupon fixed-income securities with stable cash flows and maturities which are consistent with life insurance liability characteristics. Approximately 95% are investment grade and more than half are rated AAA. We maintain sufficient funds in short-term securities to meet unusual needs for cash.

     Mortgage-backed securities comprised 47% and 41% of the fixed maturity portfolio of the life and health subsidiaries at December 31, 1994 and 1993, respectively. Our mortgage-backed securities portfolio consists of government agency pass-through securities, government agency collateralized mortgage obligations (CMO's) and AAA rated non-agency CMO's backed by either government agency collateral or single family home mortgages. The majority of the CMO's in the portfolio are actively traded in liquid markets and market value information is readily available from broker/dealers. The notion of impairment typically associated with corporate bonds (default in paying principal) is less applicable to CMO's. Other risks, most notably prepayment and extension risks, are monitored regularly. Changes in prepayment patterns can either lengthen or shorten the expected timing of the principal repayments and thus the average life and the effective yield of the security. We primarily invest in those classes of CMO instruments that are subject to less prepayment and extension risk and are therefore less volatile than other CMO instruments.

REAL ESTATE

     Real estate operations resulted in a loss after taxes of $2 million in both 1994 and 1993 and income of $10 million in 1992. Results continue to be adversely affected by progressively higher portions of interest being charged directly to expense rather than being capitalized and by provisions for possible uncollectible receivables related to mortgages. In addition, 1994 results were adversely affected by higher interest rates. Results in 1993 were adversely affected by a $3 million tax charge related to the federal corporate tax rate increase. Revenues were $205 million in 1994 compared with $161 million in 1993 and $150 million in 1992. Revenue growth in 1994 was primarily due to higher levels of rental income on owned properties.

     Our commercial real estate activities centered around acquiring suburban, multi-site land parcels in locations considered prime for office development and then developing the land in progressive stages. We expanded our activities to include a few metropolitan office building projects. We develop real estate properties ourselves rather than through third party developers. We are distinguished from most other real estate developers in that we coordinate all phases of the development process from concept to completion. Upon completion of development, the properties may be either owned and operated for our own account or sold to third parties. We directly manage virtually all of the properties which we either own or have sold and retained interests in through secured loans.

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

     The real estate industry continues to suffer from a significantly reduced demand for real estate investment. For the past several years, the supply of available office space has exceeded the demand. Corporate restructurings and downsizings have exacerbated the problem as businesses consolidated their facilities, increasing the supply of available space. While selected real estate markets have experienced increases in leasing activity and some stability in rental rates, the oversupply of available office space for lease in most markets and the resultant depressed rental rates continue to cause downward pressure on the earnings of the real estate development industry.

     In light of the current real estate market conditions, we have curtailed our construction of new office buildings in recent years. We have focused on completing and leasing newly constructed facilities and maintaining established properties at high occupancy levels. We completed one new building in 1994 but curtailed construction on two previously planned buildings. Development activities consist almost exclusively of preconstruction type efforts such as site planning, zoning and similar activities. As a consequence, we expect revenues for the next several years to come from ongoing income from owned properties and from management and financing activities related to previously sold properties or properties held in joint ventures. This does not preclude us from entertaining proposals to purchase our properties when such offers provide a reasonable return.

     Our vacancy rates are better than the average in substantially all markets in which we operate. We have been successful in both retaining existing tenants and securing new ones and have not had significant credit problems with tenants. During 1994, a total of 2,420,000 square feet was leased compared with 1,710,000 square feet in 1993 and 1,790,000 square feet in 1992. At December 31, 1994, we owned or had interests in 10,840,000 square feet of office and industrial space. Our vacancy rate was 7% at year-end 1994 compared with 10% at year-end 1993 and 14% at year-end 1992. The decreases in the vacancy rate during these years were due to our ability to market a significant amount of the new space which became available in 1991 when several multi-year projects were completed in a difficult leasing market.

     In certain markets, renewing leases in established buildings has been difficult as newly constructed space is available nearby at similar rates. While we have experienced significant leasing activitiy over the past three years, we have had to enter into multiple year leases at depressed market rental rates. This, together with the lack of construction and transaction based activity, will place continued pressure on our real estate earnings for the next several years. We expect that in 1995 a larger portion of interest costs will be charged directly to expense as a result of development activities being curtailed at some of our office parks.

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

     We analyze both individual buildings and development sites on a continuing basis. Estimates are made of both additional costs to be incurred to complete development where necessary and the revenues and operating costs of the property in the future. The time value of money is not considered in assessing revenues versus costs. Revenue assumptions take into account local market conditions with respect to the lease-up periods, occupancy rates, and current and future construction activity. There are uncertainties as to the actual realization of the assumptions relative to future revenues and future costs. However, management does not believe there is any permanent impairment in real estate carrying values.

     The loans receivable, which were issued in connection with our joint venture activities, include primarily purchase money mortgages. Such loans, which represent only 2% of consolidated assets, are generally collateralized by buildings and land. We continuously evaluate the ultimate collectibility of such loans, of which no significant amounts are due in the near term, and establish appropriate reserves. Our agreements to manage all aspects of the ventured properties have played a significant role in enabling us to control potential collectibility issues related to these receivables. The reserve for possible uncollectible receivables was increased by charges against income of $29 million in 1994 and $22 million in both 1993 and 1992, principally related to loans on selected properties with operating income at levels which may not fully meet debt service requirements. During 1994, such reserve was reduced by writedowns aggregating $10 million related to specific loans that are uncollectible. Management believes the reserve of $74 million at December 31, 1994 adequately reflects the current condition of the portfolio based on current accounting guidance. If conditions in the real estate market do not improve, however, additional reserves may be required.

     The Corporation will adopt Statement of Financial Accounting Standards
(SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, in the first quarter of 1995. SFAS No. 114 establishes new criteria for measuring impairment of a loan. The implementation of SFAS No. 114 will result in an increase to the reserve for possible uncollectible receivables. However, the impact on the Corporation's net income in 1995 will not be significant. This pronouncement is discussed further in Note (1)(o) of the Notes to Consolidated Financial Statements on page 53.

     The fair value of these loans receivable is estimated through the use of valuation techniques which consider current yield factors applied to the net cash flows of the properties serving as the underlying collateral for the loans. The fair value of the loans represents a point-in-time estimate that is not relevant in predicting future earnings or cash flows related to such loans. The difference between the aggregate fair value of $354 million and the carrying value of $395 million at December 31, 1994 is not expected to be realized as we intend to hold the loan portfolio to maturity.

     Our Florida residential development activities continued during 1994. Construction of a 171 unit oceanfront high rise condominium project commenced during 1994 with 114 units already under contract. Phased construction of a 214 unit mid-rise condominium project continued during 1994. At year-end, 58 units were sold and 35 units were under contract.

     We have also begun development of residential projects in northern New Jersey. Our first project is a 178 unit townhome project. At year-end, 45 units were sold and 45 were under contract.

     Real estate activities are funded with short-term credit instruments, primarily commercial paper, and debt issued by Chubb Capital Corporation as well as term loans and mortgages. The weighted average interest cost on short-term credit instruments approximated 4.6% in 1994 compared with 3.3% in 1993 and 4.6% in 1992. In 1994, the range of interest rates for term loans was 4.1% to 10.1% and for mortgages the range was 5.0% to 11.9%.

     We expect to refinance, under similar terms, most of the term loans and mortgages which become due in 1995. Cash from operations combined with the ability to utilize the Corporation's commercial paper facility will provide sufficient funds for 1995.

CORPORATE

     In February 1994, the Board of Directors authorized the repurchase of up to 5,000,000 shares of common stock. During 1994, the Corporation repurchased approximately 1,000,000 shares in open-market transactions at a cost of $72 million.

     The Corporation has outstanding $150 million of unsecured 8 3/4% notes due in 1999. In each of the years 1995 through 1998, the Corporation will pay as a mandatory sinking fund an amount sufficient to redeem $30 million of principal.

     Chubb Capital has outstanding in the Eurodollar market $250 million of 6% subordinated notes due in 1998. The notes are guaranteed by the Corporation and exchangeable into its common stock. Of the proceeds, $150 million has been used to support our real estate operations.

     In February 1993, Chubb Capital sold $150 million of 6% notes due in 1998 and $100 million of 6 7/8% notes due in 2003. The notes are unsecured and are guaranteed by the Corporation. A substantial portion of the proceeds has been used to repay certain short-term debt and term loans incurred to support the real estate operations.

     Chubb Capital also had outstanding $100 million of unsecured 8 5/8% notes, the proceeds of which were loaned to our real estate subsidiaries. The notes became due and were redeemed in January 1995. The $100 million loan to the real estate subsidiaries from Chubb Capital was renewed.

     In July 1994, the Corporation entered into a revolving credit agreement with a group of banks that provides for unsecured borrowings of up to $300 million. The agreement replaced a similar agreement which was to terminate on November 30, 1994. The new agreement terminates on July 15, 1997 at which time any loans then outstanding become payable. There have been no borrowings under these agreements.

     In November 1994, the Corporation acquired Personal Lines Insurance Brokerage, Inc. (PLI), a multi-state agency that specializes in personal lines insurance products. PLI then acquired the personal lines business of Alexander & Alexander Inc. PLI will operate as an independent agency and will continue to place business with a number of insurance companies including the property and casualty subsidiaries of the Corporation. The total of the cash and common stock issued for these acquisitions was $32 million.

     In November 1992, the Corporation and Sun Alliance partially reduced their investment in the shares of each other. The proceeds from our sale of Sun Alliance shares were approximately $230 million. During 1994, the Corporation further reduced its investment in Sun Alliance, with proceeds from the sales amounting to approximately $53 million. The sales have not affected the ongoing business relationship between the Corporation's property and casualty subsidiaries and Sun Alliance.

     Investment income earned on corporate invested assets and interest and other expenses not allocable to the operating subsidiaries are reflected in the corporate segment. Corporate income after taxes was $8 million in 1994, $14 million in 1993 and $20 million in 1992.

INVESTMENT GAINS AND LOSSES

     Investment gains were realized by the Corporation and its insurance subsidiaries in 1994, 1993 and 1992. Such gains before taxes consisted of the following:

                                                                    1994     1993     1992
                                                                    ----     ----     ----
                                                                        (IN MILLIONS)
    Equity securities.............................................  $125     $ 60     $133
    Fixed maturities..............................................   (62)     173       54
                                                                    ----     ----     ----
                                                                    $ 63     $233     $187
                                                                    ====     ====     ====

     A restructuring of the equity security portfolio begun in 1992 resulted in significant realized investment gains in 1992 and 1993. In 1994, a redistribution of invested assets from equity securities to fixed maturities resulted in significant realized investment gains. In addition, approximately $30 million and $75 million of investment gains were realized in 1994 and 1992, respectively, from the Corporation's partial sales of its investment in Sun Alliance.

     A primary reason for the sale of fixed maturities in each of the last three years has been to improve our after-tax portfolio yield without sacrificing quality, where market opportunities have existed to do so. The higher gains realized in 1993 were due to the sale of fixed maturities in the first half of the year as part of the realignment of our portfolio and in the latter part of the year to realize gains to partially offset the reduction of statutory surplus of the property and casualty subsidiaries resulting from the decrease in income related to the Fibreboard settlement.

     Equity securities are reported in our financial statements at market value.

     Fixed maturities which the Corporation and its insurance subsidiaries have the ability and intent to hold to maturity are classified as held-to-maturity. The remaining fixed maturities, which may be sold prior to maturity to support our investment strategies, such as in response to changes in interest rates and the yield curve or to maximize after-tax returns, are classified as available-for-sale.

     Effective January 1, 1994, the Corporation adopted SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 established more stringent criteria for classifying fixed maturity securities as held-to-maturity. Thus, upon adopting SFAS No. 115, the Corporation reclassified $4.2 billion of fixed maturities as available-for-sale which were previously classified as held-to-maturity. At December 31, 1994, 35% of our fixed maturity portfolio was classified as held-to-maturity compared with 79% at year-ends 1993 and 1992.

     SFAS No. 115 also requires that fixed maturities classified as available-for-sale be carried at market value. Prior to 1994, these securities were carried at the lower of the aggregate amortized cost or market value. At December 31, 1994, fixed maturities classified as held-to-maturity were carried at amortized cost while fixed maturities classified as available-for-sale were carried at market value. At December 31, 1993 and 1992, all fixed maturities were carried at amortized cost.

     The unrealized appreciation or depreciation of equity securities and fixed maturities carried at market value is reflected in a separate component of shareholders' equity, net of applicable deferred income tax.

     The unrealized market appreciation of those fixed maturities carried at amortized cost was $13 million, $736 million and $523 million at December 31, 1994, 1993 and 1992, respectively. Such unrealized appreciation was not reflected in the consolidated financial statements. The decrease in unrealized market appreciation of fixed maturities in 1994 was due to rising interest rates.

FEDERAL INCOME TAXES

     The Omnibus Budget Reconciliation Act of 1993, enacted in August 1993, increased the federal corporate tax rate from 34% to 35%, retroactive to January 1, 1993. In addition to applying the higher tax rate to pre-tax income for 1993, the federal income tax provision for 1993 reflects the effect of the rate increase on deferred income tax assets and liabilities. This effect was a tax benefit of approximately $5 million. The effect on the various business segments was as follows:

                                                                              TAX PROVISION
                                                                                (BENEFIT)
                                                                              -------------
                                                                              (IN MILLIONS)
    Property and casualty insurance
         Underwriting.......................................................      $ (11)
         Investment income..................................................          2
    Life and health insurance...............................................          1
    Real estate.............................................................          3

     In 1992, property and casualty underwriting income after taxes included a benefit of $12 million resulting from a reversal of income tax reserves based on a settlement of prior years' taxes. Life and health insurance income after taxes included similar benefits of $5 million and $3 million in 1993 and 1992, respectively.

     The Tax Reform Act of 1986 requires the property and casualty subsidiaries to discount loss reserves for tax purposes as of January 1, 1987 and provides that the initial discount on such loss reserves be excluded from taxable income. The benefit of this exclusion amounted to $6 million in 1992. There was no similar benefit in 1993 or 1994 since, for accounting purposes, the remaining "fresh start" benefit was recognized effective January 1, 1993 as part of the cumulative effect of the change in accounting principle upon the Corporation's adoption of the new accounting requirements for income taxes.

CHANGES IN ACCOUNTING PRINCIPLES

     In 1994, the Corporation adopted SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. In 1993, the Corporation adopted SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 109, Accounting for Income Taxes. These pronouncements and their effect on the consolidated financial statements are discussed in Note (2) of the Notes to Consolidated Financial Statements on page 53.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated financial statements of the Corporation at December 31, 1994 and 1993 and for each of the three years in the period ended December 31, 1994 and the Report of Independent Auditors thereon and the Corporation's unaudited quarterly financial data for the two-year period ended December 31, 1994 are incorporated by reference from the Corporation's 1994 Annual Report to Shareholders, pages 46 through 69.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the Corporation's Directors is incorporated by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders on April 25, 1995, pages 2 through 5. Information regarding the executive officers is included in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders on April 25, 1995, pages 14 through 28 other than the Performance Graph and the Organization and Compensation Committee Report appearing on pages 18 through 24.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders on April 25, 1995, pages 6 through 9.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders on April 25, 1995, pages 28 through 30.

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

                                          THE CHUBB CORPORATION
                                            (REGISTRANT)
March 3, 1995

                                               By    /s/  DEAN R. O'HARE
                                                 ------------------------------
                                                  (DEAN R. O'HARE, CHAIRMAN,
                                                      PRESIDENT AND CHIEF
                                                       EXECUTIVE OFFICER)

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

               SIGNATURE                                  TITLE                      DATE
               ---------                                  -----                      ----

       /s/  DEAN R. O'HARE                    Chairman, President, Chief         March 3, 1995
---------------------------------------         Executive Officer and
           (DEAN R. O'HARE)                    Director

       /s/  JOHN C. BECK                      Director                           March 3, 1995
---------------------------------------
           (JOHN C. BECK)

       /s/  PERCY CHUBB, III                  Vice Chairman, Chief Financial     March 3, 1995
---------------------------------------         Officer and Director
           (PERCY CHUBB, III)

       /s/  JOEL J. COHEN                     Director                           March 3, 1995
---------------------------------------
           (JOEL J. COHEN)

       /s/  HENRY U. HARDER                   Director                           March 3, 1995
---------------------------------------
           (HENRY U. HARDER)

       /s/  DAVID H. HOAG                     Director                           March 3, 1995
---------------------------------------
           (DAVID H. HOAG)

       /s/  ROBERT V. LINDSAY                 Director                           March 3, 1995
---------------------------------------
           (ROBERT V. LINDSAY)

       /s/  THOMAS C. MACAVOY                 Director                           March 3, 1995
---------------------------------------
           (THOMAS C. MACAVOY)

                SIGNATURE                                TITLE                           DATE
                ---------                                -----                           ----

       /s/  GERTRUDE G. MICHELSON                Director                            March 3, 1995
---------------------------------------
           (GERTRUDE G. MICHELSON)

       /s/  ERNESTA G. PROCOPE                   Director                            March 3, 1995
-------------------------------------
           (ERNESTA G. PROCOPE)

       /s/  WARREN B. RUDMAN                     Director                            March 3, 1995
-------------------------------------
           (WARREN B. RUDMAN)

       /s/  DAVID G. SCHOLEY                     Director                            March 3, 1995
-------------------------------------
           (DAVID G. SCHOLEY)

       /s/  RAYMOND G.H. SEITZ                   Director                            March 3, 1995
-------------------------------------
           (RAYMOND G.H. SEITZ)

       /s/  LAWRENCE M. SMALL                    Director                            March 3, 1995
-------------------------------------
           (LAWRENCE M. SMALL)

       /s/  ROBERT G. STONE, JR.                 Director                            March 3, 1995
-------------------------------------
           (ROBERT G. STONE, JR.)

       /s/  RICHARD D. WOOD                      Director                            March 3, 1995
-------------------------------------
           (RICHARD D. WOOD)

       /s/  HENRY B.  SCHRAM                     Senior Vice President and           March 3, 1995
-------------------------------------              Chief Accounting Officer
           (HENRY B. SCHRAM)

                             THE CHUBB CORPORATION

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                   COVERED BY REPORT OF INDEPENDENT AUDITORS

                                  (ITEM 14(a))

                                                           ANNUAL REPORT TO
                                                             SHAREHOLDERS       FORM 10-K
                                                                 PAGE              PAGE
                                                           ----------------     ---------
Report of Independent Auditors                                    68                --

Consolidated Balance Sheets at December 31, 1994 and 1993         47                --

Consolidated Statements of Income for the Years Ended
  December 31, 1994, 1993 and 1992                                46                --

Consolidated Statements of Shareholders' Equity for the
  Years Ended December 31, 1994, 1993 and 1992                    48                --

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1994, 1993 and 1992                                49                --

Notes to Consolidated Financial Statements                        50                --

Supplementary Information (unaudited)

     Quarterly Financial Data                                     69                --

Schedules:

       I -- Consolidated Summary of Investments -- Other
              than Investments in Related Parties at
              December 31, 1994                                   --                40

      II -- Condensed Financial Information of Registrant at
              December 31, 1994 and 1993 and for the Years
              Ended December 31, 1994, 1993 and 1992              --                41

     III -- Consolidated Supplementary Insurance Information
              at and for the Years Ended December 31, 1994,
              1993 and 1992                                       --                44

      IV -- Consolidated Reinsurance at and for the Years
              Ended December 31, 1994, 1993 and 1992              --                45

      VI -- Consolidated Supplementary Property and Casualty
              Insurance Information for the Years Ended
              December 31, 1994, 1993 and 1992                    --                46

     All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

     The consolidated financial statements and supplementary information listed in the above index, which are included in the Annual Report to Shareholders of The Chubb Corporation for the year ended December 31, 1994, are hereby incorporated by reference.

                        CONSENT OF INDEPENDENT AUDITORS

     We consent to the incorporation by reference in this Annual Report (Form 10-K) of The Chubb Corporation of our report dated February 24, 1995, included in the 1994 Annual Report to Shareholders of The Chubb Corporation.

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

     We also consent to the incorporation by reference in the Registration Statements (Form S-8: No. 33-12208, No. 33-29185, No. 33-30020, No. 33-49230 and
No. 33-49232) of our report dated February 24, 1995, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedules included in this Annual Report (Form 10-K) of The Chubb Corporation.

                                                          /s/ ERNST & YOUNG LLP
New York, New York
March 27, 1995

                             THE CHUBB CORPORATION

                                   SCHEDULE I

CONSOLIDATED SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENTS IN RELATED PARTIES
                                 (IN THOUSANDS)

                               DECEMBER 31, 1994

                                                                                     AMOUNT
                                                   COST OR                          AT WHICH
                                                  AMORTIZED         MARKET        SHOWN IN THE
              TYPE OF INVESTMENT                    COST            VALUE         BALANCE SHEET
              ------------------                 -----------     -----------      -------------
Short term investments.........................  $   810,873     $   810,873      $   810,873
                                                 -----------     -----------      -----------
Fixed maturities
  Bonds
     United States Government and government
       agencies and authorities................    2,408,917       2,300,070        2,321,006
     States, municipalities and political
       subdivisions............................    5,620,097       5,654,720        5,626,195
     Foreign...................................      981,049         945,390          945,373
     Public utilities..........................      163,320         160,945          160,400
     All other corporate bonds.................    1,705,792       1,655,793        1,651,344
                                                 -----------     -----------      -----------
               Total bonds.....................   10,879,175      10,716,918       10,704,318
  Redeemable preferred stocks..................       18,027          18,388           18,388
                                                 -----------     -----------      -----------
               Total fixed maturities..........   10,897,202      10,735,306       10,722,706
                                                 -----------     -----------      -----------
Equity securities
  Common stocks
     Public utilities..........................       10,140          10,667           10,667
     Banks, trusts and insurance companies.....       76,933          89,780           89,780
     Industrial, miscellaneous and other.......      509,659         529,526          529,526
                                                 -----------     -----------      -----------
               Total common stocks.............      596,732         629,973          629,973
  Non-redeemable preferred stocks..............       12,803          12,180           12,180
                                                 -----------     -----------      -----------
               Total equity securities.........      609,535         642,153          642,153
                                                 -----------     -----------      -----------
Policy and mortgage loans......................      202,679         202,679          202,679
                                                 -----------     -----------      -----------
               Total invested assets...........  $12,520,289     $12,391,011      $12,378,411
                                                 ===========     ===========      ===========

                             THE CHUBB CORPORATION

                                  SCHEDULE II

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                     BALANCE SHEETS -- PARENT COMPANY ONLY
                                 (IN THOUSANDS)

                           DECEMBER 31, 1994 AND 1993

                                                                      1994             1993
                                                                   ----------       ----------
Assets
  Invested Assets
     Short Term Investments.....................................   $   61,430       $   62,805
     Taxable Fixed Maturities -- Available-for-Sale
       (1994 cost $289,319 and 1993 market $340,131)............      275,373          342,534
     Equity Securities (cost $42,817 and $19,682)...............       52,731           34,987
                                                                   ----------       ----------
          TOTAL INVESTED ASSETS.................................      389,534          440,326
  Cash..........................................................          132              180
  Investment in Consolidated Subsidiaries.......................    4,041,551        3,941,408
  Other Assets..................................................      149,900          117,563
                                                                   ----------       ----------
          TOTAL ASSETS..........................................   $4,581,117       $4,499,477
                                                                   ==========       ==========
Liabilities
  Dividend Payable to Shareholders..............................   $   40,035       $   37,715
  Payable to Chubb Capital Corporation..........................       74,340           77,290
  Long Term Debt................................................      150,000          150,000
  Accrued Expenses and Other Liabilities........................       69,713           38,343
                                                                   ----------       ----------
          TOTAL LIABILITIES.....................................      334,088          303,348
                                                                   ----------       ----------
Shareholders' Equity
  Preferred Stock -- Authorized 4,000,000 Shares;
     $1 Par Value; Issued -- None...............................           --               --
  Common Stock -- Authorized 300,000,000 Shares;
     $1 Par Value; Issued 87,798,286 and 87,709,465 Shares......       87,798           87,709
  Paid-In Surplus...............................................      786,596          782,186
  Retained Earnings.............................................    3,680,554        3,313,140
  Foreign Currency Translation Gains, Net of Income Tax.........        9,766              327
  Unrealized Appreciation (Depreciation) of Investments, Net....     (124,339)         143,093
  Receivable from Employee Stock Ownership Plan.................     (122,999)        (130,326)
  Treasury Stock, at Cost -- 977,580 Shares in 1994.............      (70,347)              --
                                                                   ----------       ----------
          TOTAL SHAREHOLDERS' EQUITY............................    4,247,029        4,196,129
                                                                   ----------       ----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............   $4,581,117       $4,499,477
                                                                   ==========       ==========

     The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Corporation's 1994 Annual Report to Shareholders.

                             THE CHUBB CORPORATION

                                  SCHEDULE II
                                  (CONTINUED)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                  STATEMENTS OF INCOME -- PARENT COMPANY ONLY
                                 (IN THOUSANDS)

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                           1994           1993           1992
                                                         --------       --------       --------
Investment Income......................................  $ 25,031       $ 28,015       $ 49,550
Realized Investment Gains (Losses).....................   (13,145)        21,076         10,926
Investment Expenses....................................    (1,307)          (917)          (689)
Corporate Expenses.....................................   (34,850)       (24,220)       (23,150)
                                                         --------       --------       --------
                                                          (24,271)        23,954         36,637
Federal and Foreign Income Tax (Credit)................    (4,578)        (9,050)        16,753
                                                         --------       --------       --------
                                                          (19,693)        33,004         19,884
Equity in Income Before Cumulative Effect of Changes in
  Accounting Principles of Consolidated Subsidiaries...   548,162        311,213        597,215
                                                         --------       --------       --------
     INCOME BEFORE CUMULATIVE EFFECT OF CHANGES IN
       ACCOUNTING PRINCIPLES...........................   528,469        344,217        617,099
Cumulative Effect of Changes in Accounting
  Principles, Net of Tax...............................        --         68,600             --
Equity in Cumulative Effect of Changes in Accounting
  Principles of Consolidated Subsidiaries..............        --        (88,600)            --
                                                         --------       --------       --------
     NET INCOME........................................  $528,469       $324,217       $617,099
                                                         ========       ========       ========

     The Corporation and its domestic subsidiaries file a consolidated federal income tax return. The Corporation's federal income tax represents its share of the consolidated federal income tax under the Corporation's tax allocation agreements with its subsidiaries.

     The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Corporation's 1994 Annual Report to Shareholders.

                             THE CHUBB CORPORATION

                                  SCHEDULE II
                                  (CONTINUED)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                STATEMENTS OF CASH FLOWS -- PARENT COMPANY ONLY
                                 (IN THOUSANDS)

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                                1994          1993          1992
                                                              ---------     ---------     ---------
Cash Flows from Operating Activities
  Net Income................................................  $ 528,469     $ 324,217     $ 617,099
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities
     Equity in Net Income of Consolidated Subsidiaries
       (after reduction of $88,600 in 1993 due to
       cumulative effect of changes in accounting
       principles)..........................................   (548,162)     (222,613)     (597,215)
     Realized Investment (Gains) Losses.....................     13,145       (21,076)      (10,926)
     Cumulative Effect of Changes in Accounting Principles..         --       (68,600)           --
     Other, Net.............................................     16,886        30,305        (1,335)
                                                              ---------     ---------     ---------
       NET CASH PROVIDED BY OPERATING ACTIVITIES............     10,338        42,233         7,623
                                                              ---------     ---------     ---------
Cash Flows from Investing Activities
  Proceeds from Sales of Fixed Maturities...................    234,132       463,625       228,855
  Proceeds from Maturities of Fixed Maturities..............     21,632         6,760         2,490
  Proceeds from Sales of Equity Securities..................      5,333         4,957        15,875
  Purchases of Fixed Maturities.............................   (218,380)     (421,876)     (367,824)
  Purchases of Equity Securities............................    (26,004)       (6,191)       (7,923)
  Decrease (Increase) in Short Term Investments, Net........      1,375       (22,258)       15,188
  Dividends Received from Consolidated Subsidiaries.........    244,008       148,008       224,008
  Capital Contributions to Consolidated Subsidiaries........    (40,000)      (10,280)           --
  Other, Net................................................     (9,353)      (91,175)          952
                                                              ---------     ---------     ---------
       NET CASH PROVIDED BY INVESTING ACTIVITIES............    212,743        71,570       111,621
                                                              ---------     ---------     ---------
Cash Flows from Financing Activities
  Increase (Decrease) in Payable to Chubb Capital
     Corporation............................................     (2,950)       22,290        (7,800)
  Dividends Paid to Shareholders............................   (158,735)     (148,070)     (136,772)
  Repurchase of Shares......................................    (72,052)           --            --
  Other, Net................................................     10,608        11,793        25,664
                                                              ---------     ---------     ---------
       NET CASH USED IN FINANCING ACTIVITIES................   (223,129)     (113,987)     (118,908)
                                                              ---------     ---------     ---------
Net Increase (Decrease) in Cash.............................        (48)         (184)          336
Cash at Beginning of Year...................................        180           364            28
                                                              ---------     ---------     ---------
       CASH AT END OF YEAR..................................  $     132     $     180     $     364
                                                              =========     =========     =========

     In 1992, $401,634,000 of fixed maturities and equity securities was contributed at cost to a consolidated investment company subsidiary of the Corporation. This noncash transaction has been excluded from the statement of cash flows.

     The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Corporation's 1994 Annual Report to Shareholders.

                             THE CHUBB CORPORATION

                                  SCHEDULE III

                CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION

                                 (IN THOUSANDS)

                                                             DECEMBER 31
                                           ------------------------------------------------
                                                                                    OTHER
                                            DEFERRED      UNPAID                   POLICY
                                             POLICY       CLAIMS                 CLAIMS AND
                                           ACQUISITION  AND POLICY    UNEARNED    BENEFITS
                   SEGMENT                    COSTS     LIABILITIES   PREMIUMS     PAYABLE
                   -------                 -----------  -----------  ----------  ----------
1994
  Property and Casualty Insurance
    Personal.............................  $  131,306   $   675,520  $  510,869
    Standard Commercial..................     168,962     4,330,870     788,771
    Specialty Commercial.................     179,310     3,521,176     923,969
    Reinsurance Assumed..................      49,875       385,654     158,936
    Investments..........................
                                           ----------   -----------  ----------
                                              529,453     8,913,220   2,382,545
  Life and Health Insurance..............     606,493     2,594,995               $64,588
                                           ----------   -----------  ----------   -------
                                           $1,135,946   $11,508,215  $2,382,545   $64,588
                                           ==========   ===========  ==========   =======
1993
  Property and Casualty Insurance
    Personal.............................  $  133,565   $   654,617  $  503,350
    Standard Commercial..................     157,347     4,182,997     720,487
    Specialty Commercial.................     162,461     3,086,515     839,835
    Reinsurance Assumed..................      36,329       311,313     116,191
    Investments..........................
                                           ----------   -----------  ----------
                                              489,702     8,235,442   2,179,863
  Life and Health Insurance..............     522,544     2,384,936               $61,684
                                           ----------   -----------  ----------   -------
                                           $1,012,246   $10,620,378  $2,179,863   $61,684
                                           ==========   ===========  ==========   =======
1992
  Property and Casualty Insurance
    Personal.............................  $  133,300   $   677,488  $  493,532
    Standard Commercial..................     149,515     3,474,206     678,327
    Specialty Commercial.................     147,608     2,839,297     733,336
    Reinsurance Assumed..................      24,553       229,928      75,244
    Investments..........................
                                           ----------   -----------  ----------
                                              454,976     7,220,919   1,980,439
  Life and Health Insurance..............     474,293     2,139,548               $53,938
                                           ----------   -----------  ----------   -------
                                           $  929,269   $ 9,360,467  $1,980,439   $53,938
                                           ==========   ===========  ==========   =======

                                                                       YEAR ENDED DECEMBER 31
                                           --------------------------------------------------------------------------------
                                            PREMIUMS                  INSURANCE      AMORTIZATION     OTHER
                                             EARNED                     CLAIMS       OF DEFERRED    INSURANCE
                                               AND         NET           AND           POLICY       OPERATING
                                             POLICY     INVESTMENT  POLICYHOLDERS'   ACQUISITION    COSTS AND     PREMIUMS
                   SEGMENT                   CHARGES      INCOME       BENEFITS         COSTS        EXPENSES      WRITTEN
                   -------                 -----------  ----------  --------------   ------------   ---------    ----------
1994
  Property and Casualty Insurance
    Personal.............................  $  812,033               $  522,158        $  253,203    $ 44,147     $  813,736
    Standard Commercial..................   1,279,069                  970,764           336,877      77,554      1,338,554
    Specialty Commercial.................   1,404,793                  834,926           361,021     102,289      1,475,761
    Reinsurance Assumed..................     280,388                  191,511            90,144                    323,158
    Investments..........................               $560,481*
                                           ----------   --------    ----------        ----------    --------     ----------
                                            3,776,283    560,481     2,519,359         1,041,245     223,990     $3,951,209
                                              836,293    206,315       752,205            72,250     199,399     ==========
  Life and Health Insurance..............  ----------   --------    ----------        ----------    --------
                                           $4,612,576   $766,796    $3,271,564        $1,113,495    $423,389
                                           ==========   ========    ==========        ==========    ========

1993
  Property and Casualty Insurance          $  807,550               $  474,786        $  256,968    $ 45,260     $  814,486
    Personal.............................   1,294,182                1,547,400           313,892      75,637      1,326,811
    Standard Commercial..................   1,208,672                  700,868           315,252      90,968      1,269,492
    Specialty Commercial.................     194,434                  156,044            62,855                    235,506
    Reinsurance Assumed..................               $533,709*
    Investments..........................  ----------   --------    ----------        ----------    --------     ----------
                                            3,504,838    533,709     2,879,098           948,967     211,865     $3,646,295
                                              801,236    203,793       669,422            63,138     183,740     ==========
                                           ----------   --------    ----------        ----------    --------
  Life and Health Insurance..............  $4,306,074   $737,502    $3,548,520        $1,012,105    $395,605
                                           ==========   ========    ==========        ==========    ========


1992                                       $  789,923               $  526,809        $  254,693    $ 44,579     $  796,358
  Property and Casualty Insurance           1,113,654                  800,067           308,880      75,583      1,133,474
    Personal.............................   1,108,913                  629,443           298,754      83,822      1,151,708
    Standard Commercial..................     150,798                  141,810            49,500                    160,966
    Specialty Commercial.................               $493,455*
    Reinsurance Assumed..................  ----------   --------    ----------        ----------    --------     ----------
    Investments..........................   3,163,288    493,455     2,098,129           911,827     203,984     $3,242,506
                                              689,173    190,449       591,009            56,784     157,328     ==========
                                           ----------   --------    ----------        ----------    --------
                                           $3,852,461   $683,904    $2,689,138        $  968,611    $361,312
  Life and Health Insurance..............  ==========   ========    ==========        ==========    ========


---------------

 * Property and casualty assets are available for payment of claims and expenses for all classes of business; therefore, such assets and the related investment income have not been identified with specific groupings of classes of business.

                             THE CHUBB CORPORATION

                                  SCHEDULE IV

                            CONSOLIDATED REINSURANCE
                                 (IN THOUSANDS)

                                                                                                       PERCENTAGE
                                                             CEDED         ASSUMED                      OF AMOUNT
                                              DIRECT        TO OTHER      FROM OTHER       NET           ASSUMED
                                              AMOUNT        COMPANIES     COMPANIES       AMOUNT         TO NET
                                            -----------    -----------    ----------    -----------    ----------
1994
  Life Insurance In Force at Year-End.....  $61,618,417    $12,169,589      $ 81,610    $49,530,438        .2%
                                            ===========    ===========      ========    ===========
  Premiums Earned and Policy
   Charges for the Year:
     Life Insurance.......................  $   313,913    $    19,068      $  1,976    $   296,821        .7
     Accident and Health Insurance........      548,172          8,780            80        539,472        --
     Property and Casualty Insurance......    4,415,080      1,280,412       641,615      3,776,283      17.0
                                            -----------    -----------      --------    -----------
       Total Premiums and Policy Charges..  $ 5,277,165    $ 1,308,260      $643,671    $ 4,612,576
                                            ===========    ===========      ========    ===========
1993
  Life Insurance In Force at Year-End.....  $54,219,990    $ 8,584,856      $ 62,875    $45,698,009        .1
                                            ===========    ===========      ========    ===========
  Premiums Earned and Policy
   Charges for the Year:
     Life Insurance.......................  $   289,391    $    23,759      $  2,294    $   267,926        .9
     Accident and Health Insurance........      542,458          9,638           490        533,310        .1
     Property and Casualty Insurance......    4,155,356      1,128,982       478,464      3,504,838      13.7
                                            -----------    -----------      --------    -----------
       Total Premiums and Policy Charges..  $ 4,987,205    $ 1,162,379      $481,248    $ 4,306,074
                                            ===========    ===========      ========    ===========
1992
  Life Insurance In Force at Year-End.....  $46,363,886    $ 7,555,070      $ 90,632    $38,899,448        .2
                                            ===========    ===========      ========    ===========
  Premiums Earned and Policy
   Charges for the Year:
     Life Insurance.......................  $   261,334    $    23,901      $  2,096    $   239,529        .9
     Accident and Health Insurance........      460,451         11,462           655        449,644        .1
     Property and Casualty Insurance......    3,824,520      1,090,379       429,147      3,163,288      13.6
                                            -----------    -----------      --------    -----------
       Total Premiums and Policy Charges..  $ 4,546,305    $ 1,125,742      $431,898    $ 3,852,461
                                            ===========    ===========      ========    ===========

                             THE CHUBB CORPORATION

                                  SCHEDULE VI

     CONSOLIDATED SUPPLEMENTARY PROPERTY AND CASUALTY INSURANCE INFORMATION
                                 (IN THOUSANDS)

                  YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                       CLAIMS AND CLAIM
                                                          ADJUSTMENT                  PAID
                                                      EXPENSES INCURRED              CLAIMS
                                                          RELATED TO                  AND
                                                   ------------------------          CLAIM
                                                     CURRENT        PRIOR          ADJUSTMENT
                                                      YEAR          YEARS           EXPENSES
                                                   ----------      --------        ----------
1994.............................................  $2,549,100      $(29,741)       $2,036,525
                                                   ==========      ========        ==========
1993.............................................  $2,214,300      $664,798        $1,696,666
                                                   ==========      ========        ==========
1992.............................................  $2,125,700      $(27,571)       $1,574,379
                                                   ==========      ========        ==========

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

                      By-Laws. Filed herewith.

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

        (10)       -- Material contracts
                      Global Settlement Agreement among Fibreboard Corporation, Continental
                        Casualty Company, CNA Casualty Company of California, Columbia
                        Casualty Company, Pacific Indemnity Company, and the Settlement Class
                        and together with Exhibits A through D incorporated by reference to
                        Exhibit (10) of the registrant's Report to the Securities and Exchange
                        Commission on Form 10-K for the year ended December 31, 1993.

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

                      Amendment to the Continental-Pacific Agreement with Continental Casualty
                        Company filed herewith.

                      Executive Compensation Plans and Arrangements.
                        The Chubb Corporation Long-Term Stock Incentive Plan (1992)
                           incorporated by reference to Exhibit (10) of the registrant's
                           Report to the Securities and Exchange Commission on Form 10-K for
                           the year ended December 31, 1992.

                        The Chubb Corporation Annual Incentive Compensation Plan (1994) incor-
                           porated by reference to Exhibit A of the registrant's definitive proxy statement for the Annual Meeting of Shareholders held on
                           April 26, 1994.

                        The Chubb Corporation Stock Option Plan (1984) filed herewith.

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

                        The Chubb Corporation Investment Department/Chubb Asset Managers, Inc.
                           Incentive Compensation Plan incorporated by reference to Exhibit
                           (10) of the registrant's Report to the Securities and Exchange
                           Commission on Form 10-K for the year ended December 31, 1993.

                                                    DESCRIPTION
                                                    -----------
                        Executive Severance Agreements and their amendments filed herewith.

                      Aggregate Excess of Loss Reinsurance Agreement with Phoenix Assurance
                        Public Limited Company of London, incorporated by reference to Ex-
                        hibit (10) of the registrant's Report to the Securities and Exchange
                        Commission on Form 10-K for the year ended December 31, 1990.

           (11)    -- Computation of earnings per share filed herewith.

           (13)    -- Pages 15, 16, 44 through 69 and 72 of the 1994 Annual Report to
                        Shareholders.

           (21)    -- Subsidiaries of the registrant filed herewith.

           (23)    -- Consent of Independent Auditors (see page 39 of this report).

           (27)    -- Financial Data Schedule

           (28)    -- Information from reports furnished to state insurance regulatory authorities.