Form 10-Q
period 1995-03-31
CHUBB CORP
filed 1995-05-15
CIK 20171

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended       March 31, 1995
                                     --------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ______________ to _____________

Commission file number    1-8661
                          ------

                              THE CHUBB CORPORATION
                              ---------------------
             (Exact name of registrant as specified in its charter)

          NEW JERSEY                                         13-2595722
          ----------                                         ----------
(State or other jurisdiction of                          (I. R. S. Employer
 incorporation or organization)                           Identification No.)

15 MOUNTAIN VIEW ROAD, WARREN, NEW JERSEY                     07061-1615
- -----------------------------------------                     ----------
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

                   YES        X          NO
                      -----------------    -----------------
         The number of shares of common stock outstanding as of April 28, 1995 was 86,953,582.

                              THE CHUBB CORPORATION
                                      INDEX

                                                                     Page Number
                                                                     -----------
Part I.   Financial Information:

  Item 1 - Financial Statements:

    Consolidated Balance Sheets as of
     March 31, 1995 and December 31, 1994.........................       1

    Consolidated Statements of Income for the
     Three Months Ended March 31, 1995 and 1994...................       2

    Consolidated Statements of Cash Flows for the
     Three Months Ended March 31, 1995 and 1994...................       3

    Notes to Consolidated Financial Statements....................       4

  Item  2 - Management's Discussion and Analysis
    of Financial Condition and Results of Operations..............       6

Part II.  Other Information:

  Item 6 - Exhibits and Reports on Form 8-K.......................      13

                              THE CHUBB CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                             Mar. 31,    Dec. 31,
                                                               1995        1994
                                                             --------    --------
                                                                 (in millions)
Assets
  Invested Assets
    Short Term Investments...............................   $   950.8   $   810.9
    Fixed Maturities
      Held-to-Maturity
       Tax Exempt (market $3,175.1 and $3,177.1).........     3,061.7     3,149.5
       Taxable (market $616.8 and $604.1)................       610.5       619.1
      Available-for-Sale
       Tax Exempt (cost $2,852.6 and $2,524.4)...........     2,972.5     2,530.2
       Taxable (cost $4,031.3 and $4,604.2)..............     3,997.5     4,423.9
    Equity Securities (cost $513.0 and $609.5)...........       587.6       642.1
    Policy and Mortgage Loans............................       202.1       202.7
                                                            ---------   ---------
           TOTAL INVESTED ASSETS.........................    12,382.7    12,378.4
  Cash...................................................         4.3         5.6
  Accrued Investment Income..............................       207.2       215.7
  Premiums Receivable....................................       773.7       787.2
  Reinsurance Recoverable on Property and Casualty
   Unpaid Claims.........................................     1,967.7     1,980.3
  Prepaid Reinsurance Premiums...........................       445.3       455.1
  Funds Held for Asbestos-Related Settlement.............     1,046.2       558.1
  Deferred Policy Acquisiton Costs
    Property and Casualty Insurance......................       522.3       529.5
    Life and Health Insurance............................       601.5       606.5
  Real Estate Assets.....................................     1,741.1     1,740.3
  Deferred Income Tax....................................       267.5       314.7
  Other Assets...........................................     1,180.8     1,151.7
                                                            ---------   ---------
           TOTAL ASSETS..................................   $21,140.3   $20,723.1
                                                            =========   =========
Liabilities
  Property and Casualty Unpaid Claims....................   $ 9,016.5   $ 8,913.2
  Life and Health Policy Liabilities.....................     2,758.8     2,659.6
  Unearned Premiums......................................     2,359.2     2,382.6
  Short Term Debt........................................       184.1       153.3
  Long Term Debt.........................................     1,184.6     1,285.6
  Dividend Payable to Shareholders.......................        42.5        39.9
  Accrued Expenses and Other Liabilities.................     1,007.3     1,041.9
                                                            ---------   ---------
           TOTAL LIABILITIES.............................    16,553.0    16,476.1
                                                            ---------   ---------
Shareholders' Equity
  Common Stock - $1 Par Value; 87,826,495 and
   87,798,286 Shares.....................................        87.8        87.8
  Paid-In Surplus........................................       786.8       786.6
  Retained Earnings......................................     3,784.7     3,680.5
  Foreign Currency Translation Gains, Net of Income Tax..        12.4         9.8
  Unrealized Appreciation (Depreciation) of
   Investments, Net......................................       103.0      (124.3)
  Receivable from Employee Stock Ownership Plan..........      (123.0)     (123.0)
  Treasury Stock, at Cost - 894,705 and 977,580 Shares...       (64.4)      (70.4)
                                                            ---------   ---------
           TOTAL SHAREHOLDERS' EQUITY....................     4,587.3     4,247.0
                                                            ---------   ---------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY....   $21,140.3   $20,723.1
                                                            =========   =========

See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                           THREE MONTHS ENDED MARCH 31

                                                          1995           1994
                                                          ----           ----
                                                             (in millions)
Revenues
  Premiums Earned and Policy Charges.................   $1,173.8       $1,133.7
  Investment Income..................................      218.3          203.2
  Real Estate........................................       68.6           43.8
  Realized Investment Gains..........................        3.4           15.3
                                                        --------       --------
         Total Revenues..............................    1,464.1        1,396.0
                                                        --------       --------

Benefits, Claims and Expenses
  Insurance Claims and Policyholders' Benefits.......      786.9          893.4
  Amortization of Deferred Policy Acquisition Costs..      293.7          271.4
  Other Insurance Operating Costs and Expenses.......      112.6          103.2
  Real Estate Cost of Sales and Expenses.............       73.9           44.4
  Investment Expenses................................        4.7            4.5
  Corporate Expenses.................................        8.3            9.4
                                                        --------       --------
         Total Benefits, Claims and Expenses.........    1,280.1        1,326.3
                                                        --------       --------

Income Before Federal and Foreign Income Tax........       184.0           69.7
Federal and Foreign Income Tax (Credit).............        37.3           (3.5)
                                                        --------       --------
Net Income..........................................    $  146.7       $   73.2
                                                        ========       ========

Average Common and Common Equivalent Shares
 Outstanding (In Thousands).........................      89,768         90,627


PER SHARE DATA
- --------------
Net Income..........................................    $   1.66       $    .83

Dividends Declared..................................         .49            .46

See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           THREE MONTHS ENDED MARCH 31

                                                             1995          1994
                                                             ----          ----
                                                                (in millions)
Cash Flows from Operating Activities
  Net Income.............................................   $ 146.7       $  73.2
  Adjustments to Reconcile Net Income to Net Cash
   Provided by (Used in) Operating Activities
    Increase in Property and Casualty Unpaid Claims, Net.     115.9         231.0
    Increase in Funds Held for Asbestos-Related
     Settlement..........................................    (488.1)         (4.1)
    Other, Net...........................................      22.1          (2.0)
                                                            -------       -------
  Net Cash Provided by (Used in) Operating Activities....    (203.4)        298.1
                                                            -------       -------

Cash Flows from Investing Activities
  Proceeds from Sales of Fixed Maturities................     995.2         920.4
  Proceeds from Maturities of Fixed Maturities...........     203.3         182.3
  Proceeds from Sales of Equity Securities...............     165.1          63.6
  Purchases of Fixed Maturities..........................    (869.5)       (845.6)
  Purchases of Equity Securities.........................     (51.2)       (154.8)
  Increase in Short Term Investments, Net................    (139.9)       (267.2)
  Decrease in Net Payable from Security
   Transactions Not Settled..............................     (27.8)       (194.1)
  Additions to Real Estate Assets, Net...................     (12.8)        (12.2)
  Other, Net.............................................     (56.4)        (24.8)
                                                            -------       -------
   Net Cash Provided by (Used in) Investing Activities....    206.0        (332.4)
                                                            -------       -------

Cash Flows from Financing Activities
  Deposits Credited to Policyholder Funds................     141.0          78.1
  Withdrawals from Policyholder Funds....................     (37.1)        (30.0)
  Repayment of Long Term Debt............................    (101.0)        (15.2)
  Increase in Short Term Debt, Net.......................      30.8          43.3
  Dividends Paid to Shareholders.........................     (39.9)        (37.7)
  Other, Net.............................................       2.3           0.3
                                                            -------       -------
  Net Cash Provided by (Used in) Financing Activities....      (3.9)         38.8
                                                            -------       -------

Net Increase (Decrease) in Cash..........................      (1.3)          4.5
Cash at Beginning of Year................................       5.6           4.6
                                                            -------       -------
  Cash at End of Period..................................   $   4.3       $   9.1
                                                            =======       =======

See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)  General

         The amounts included in this report are unaudited but include those adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the 1994 Annual Report to Shareholders.

2)  Adoption of New Accounting Pronouncement

         Effective January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan. Under SFAS No. 114, a loan is considered impaired and a valuation allowance is established when it is probable that a creditor will be unable to collect all principal and interest amounts due according to the contractual terms of the loan agreement. SFAS No. 114 requires creditors to measure impairment of a loan based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, based on the market price of the loan or the fair value of the collateral if the loan is collateral dependent. Prior to 1995, the Corporation measured impairment of a loan based on undiscounted expected future cash flows. SFAS No. 114 may not be retroactively applied to prior years' financial statements. The initial application of SFAS No. 114 resulted in an increase of $10 million to the allowance for uncollectible amounts.

3)  Investments

         Short term investments, which have an original maturity of one year or less, are carried at amortized cost which approximates market value. Fixed maturities classified as held-to-maturity are carried at amortized cost. Fixed maturities classified as available-for-sale and equity securities are carried at market value as of the balance sheet date.

         The net change in unrealized appreciation or depreciation of investments carried at market value was as follows:

                                                               Three Months Ended
                                                                    March 31
                                                               ------------------
                                                               1995          1994
                                                               ----          ----
                                                                  (in millions)
    Change in unrealized appreciation of equity
     securities..........................................   $ 42.0       $ (83.8)
    Change in unrealized appreciation or depreciation
     of fixed maturities.................................    260.6        (275.0)
    Change in deferred policy acquisition cost
     adjustment..........................................    (29.3)         37.6
                                                            ------       -------
                                                             273.3        (321.2)
    Deferred income tax (credit), net of change in
     valuation allowance.................................     46.0        (112.4)
                                                            ------       -------
                                                             227.3        (208.8)
    Cumulative effect, as of January 1, 1994,
     of change in accounting principle, net..............        -         220.5
                                                            ------       -------

    Change in unrealized appreciation or depreciation
     of investments, net.................................   $227.3       $  11.7
                                                            ======       =======

         At December 31, 1994, there was a valuation allowance of $49.6 million related to future tax benefits on unrealized depreciation of investments carried at market value. At March 31, 1995, there was unrealized appreciation of investments carried at market value. Therefore, the valuation allowance was eliminated in the first quarter of 1995. Such elimination was reflected in the deferred income tax provision for the first quarter of 1995 and had no impact on net income.

4)  Funds Held for Asbestos-Related Settlement

         Funds held for asbestos-related settlement are assets of the Corporation's property and casualty insurance subsidiaries that accrue income for the benefit of participants in the class settlement of asbestos-related bodily injury claims against Fibreboard Corporation. The increase in funds held in the first quarter of 1995 was the result of a February 1995 amendment to the 1993 agreement between Pacific Indemnity Company, a subsidiary of the Corporation, and Continental Casualty Company (a subsidiary of CNA Financial Corporation) for the handling of all asbestos-related bodily injury claims pending on August 26, 1993 against Fibreboard. Pacific Indemnity's payment obligations under this agreement were to be completed by March 1, 1995. The amendment extends for several years the period over which Pacific Indemnity will pay this remaining obligation, plus interest, under the agreement.

5)  Per Share Data

         Earnings per share amounts are based on the weighted average number of common and common equivalent shares outstanding. The 6% guaranteed exchangeable subordinated notes are considered to be common equivalent shares. The computation assumes the addition to income of the after-tax interest expense applicable to such notes.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 1995 AND 1994

PROPERTY AND CASUALTY INSURANCE

     Earnings from our property and casualty business were substantially higher in the first quarter of 1995 compared with the same period of 1994. The increase was due to a significant improvement in underwriting results in 1995. Underwriting results in the first quarter of 1994 were adversely affected by substantially higher catastrophe losses. Investment income increased modestly in the first quarter of 1995 compared with 1994. Property and casualty income after taxes amounted to $142.0 million in the first quarter of 1995 compared with $55.4 million in 1994.

     Net premiums written were $981.9 million in the first quarter of 1995, an increase of 7.5% compared with the first quarter of 1994. The marketplace continued to be competitive, particularly in the commercial classes. Price increases continued to be difficult to achieve. Premium growth was due primarily to the selective writing of new business. A significant portion of premium growth was achieved outside the United States, from both our expanding foreign branch network and our increased participation in the business of the Sun Alliance Group plc.

     Underwriting results were profitable in the first quarter of 1995 compared with unprofitable results in the same quarter of 1994. Our combined loss and expense ratio was 96.3% in the first quarter of 1995 compared with 109.9% in 1994.

     The loss ratio improved to 63.3% in the first quarter of 1995 from 76.6% in 1994. The loss ratio in the first quarter of 1994 was adversely affected by high catastrophe losses resulting primarily from the earthquake in California and the winter storms in the eastern and midwestern parts of the United States. Catastrophe losses during the first quarter of 1995 were 0.6 of a percentage point of the loss ratio compared with 16.3 percentage points in 1994.

     Our expense ratio was 33.0% in the first quarter of 1995 compared with 33.3% in 1994. The decrease in 1995 was due primarily to growth in written premiums at a somewhat greater rate than the increase in overhead expenses. Expenses were reduced in the first quarter of 1994 by a contingent profit sharing accrual of $2 million relating to a medical malpractice stop loss reinsurance agreement.

     Underwriting results during 1995 and 1994 by class of business were as follows:

                                                    Quarter Ended March 31
                                           --------------------------------------
                                              Net Premiums      Combined Loss and
                                                Written          Expense Ratios
                                           ----------------     -----------------
                                           1995        1994       1995     1994
                                           ----        ----       ----     ----
                                             (in millions)
Personal Insurance
  Automobile............................   $ 45.5     $ 44.9       90.5%    95.2%
  Homeowners............................     93.1       95.2       87.1    154.3
  Other.................................     43.9       44.4       78.7     97.4
                                           ------     ------      -----    -----
                                            182.5      184.5       85.7    126.9
                                           ------     ------      -----    -----
Standard Commercial Insurance
  Multiple Peril........................    148.7      136.4      100.5    127.7
  Casualty..............................    141.9      136.1      120.5    103.6
  Workers' Compensation.................     53.4       49.3       97.8    111.8
                                           ------     ------      -----    -----
                                            344.0      321.8      107.9    115.1
                                           ------     ------      -----    -----
Specialty Commercial Insurance
  Fidelity and Surety...................    168.6      153.8       88.0     83.4
  Other.................................    203.8      189.1       92.5    106.9
                                           ------     ------      -----    -----
                                            372.4      342.9       90.4     95.7
                                           ------     ------      -----    -----

Reinsurance Assumed.....................     83.0       63.8      101.6    105.4
                                           ------     ------      -----    -----

     Total                                 $981.9     $913.0       96.3%   109.9%
                                           ======     ======      =====    =====

  PERSONAL INSURANCE

     Premiums from personal insurance coverages, which represent approximately 19% of the premiums written by our property and casualty insurance subsidiaries, decreased 1.1% in the first quarter of 1995 compared with the same quarter in 1994. Our disciplined approach to pricing continues to make it difficult to write new homeowners and other non-automobile business. Personal automobile premiums were similar in both years, which is consistent with our plan to control our exposure in this class.

     Our personal insurance business produced highly profitable results in the first quarter of 1995 compared with extremely unprofitable results in the same period of 1994. Underwriting results in the first quarter of 1994 were adversely affected by significant catastrophe losses. The combined loss and expense ratio was 85.7% in the first quarter of 1995 compared with 126.9% in 1994. Homeowners results were profitable in 1995, benefiting from disciplined pricing and the absence of significant catastrophe losses. Results for this class in the first quarter of 1994 were adversely affected by significant weather-related catastrophe losses. Catastrophe losses represented only 3.8 percentage points of the loss ratio for this class in the first quarter of 1995 compared with 52.4 percentage points in 1994. Other personal coverages, which include insurance for personal valuables and excess liability, produced more profitable results in 1995 than in 1994. Results in the first quarter of 1994 were adversely affected by losses of personal valuables resulting from the earthquake in California. Catastrophe losses represented only 0.2 of a percentage point of the loss ratio for other personal coverages in the first quarter of 1995 compared with 20.3 percentage points in 1994. Our automobile business produced profitable results in 1995 and 1994 due primarily to stable loss frequency and severity.

  STANDARD COMMERCIAL INSURANCE

     Premiums from standard commercial insurance, which includes coverages for multiple peril, casualty and workers' compensation and which represent approximately 35% of our total writings, increased by 6.9% in the first quarter of 1995 compared with the same period a year ago. The competitive market has continued to place significant pressure on prices. Premium growth was due primarily to the selective writing of new accounts. Our multiple peril business outside the United States experienced strong premium growth in the first quarter of 1995.

     Our standard commercial underwriting business improved in the first quarter of 1995 compared with the same period in 1994 although results remained unprofitable. The combined loss and expense ratio was 107.9% for the first quarter of 1995 compared with 115.1% in 1994. Results in the multiple peril class improved substantially in 1995 compared with 1994; results in the first quarter of 1994 were adversely affected by significant catastrophe losses, due primarily to the earthquake in California. Catastrophe losses in the first quarter of 1995 represented only 0.8 of a percentage point of the loss ratio for this class compared with 43.3 percentage points in 1994. Casualty results deteriorated in 1995 compared with 1994. Casualty results in both years, but more so in 1995, were adversely affected by increases in loss reserves for asbestos-related and toxic waste claims. The profitability of the excess liability component of our casualty coverages decreased modestly due to more competitive prices. Results in the automobile component were profitable in 1995 and 1994. Workers' compensation results were profitable in 1995 compared with unprofitable results in 1994. Results in our voluntary business have benefited from rate increases and the impact of medical cost containment and disability management activities. Results in this class were aggravated in the first quarter of 1994 by our share of the significant losses incurred by the involuntary pools and mandatory business in which we must participate by law.

  SPECIALTY COMMERCIAL INSURANCE

     Premiums from specialty commercial business, which represent approximately 38% of our total writings, increased by 8.6% in the first quarter of 1995 compared with the same period a year ago. Premium increases for our executive protection and financial fidelity coverages were due primarily to new business opportunities as significant competition has made price increases difficult to achieve for most of these coverages. Our strategy of working closely with our customers and our ability to differentiate our products have enabled us to renew a large percentage of our business.

     Our specialty commercial business produced substantial underwriting profits in the first quarter of 1995 and 1994 with combined loss and expense ratios of 90.4% and 95.7%, respectively. Our executive protection results were highly profitable in both periods due to favorable loss experience. Improvement in the non-fidelity portion of our financial institutions business was substantially offset by deterioration in fidelity results due to several large losses. Surety results were unprofitable in 1995 due to several large losses compared with near breakeven results in 1994. Marine results were profitable in 1995 compared with unprofitable results in 1994; results in the first quarter of 1994 were adversely affected by significant catastrophe losses, resulting primarily from the earthquake in California.

  REINSURANCE ASSUMED

     Premiums from reinsurance assumed, which is primarily treaty reinsurance assumed from the Sun Alliance Group plc, represent approximately 8% of our total premium writings. Premiums increased 30.1% in the first quarter of 1995 compared with the same period in 1994 due primarily to an increase in our participation in the business of Sun Alliance. Underwriting results for this segment improved in the first quarter of 1995 compared with the same period in 1994, but remained modestly unprofitable.

  REGULATORY INITIATIVES

     In 1988, voters in California approved Ballot Proposition 103, an insurance reform initiative affecting most property and casualty insurers writing business in the state. Provisions of Proposition 103 would have required insurers to roll back property and casualty rates for certain lines of business to 20 percent below November 1987 levels and would have required an additional 20 percent reduction in automobile rates by November 1989. In 1989, the California Supreme Court, ruling on the constitutional challenge to Proposition 103, held that an insurer is entitled to a fair rate of return. In the years following the approval of Proposition 103, the California Insurance Department established regulations to implement its provisions. In 1994, the California Supreme Court upheld these regulations after numerous legal challenges.

     In May 1995, the property and casualty subsidiaries reached an agreement with the California Department of Insurance to refund premiums (including interest) of approximately $6.6 million related to business written during the rollback period. The agreement settles all rollback refund obligations of the property and casualty subsidiaries related to Proposition 103.

     Under the California Insurance Code, the Insurance Commissioner has the authority to grant an administrative hearing to consumer groups or other interested parties who wish to object to the rollback settlement. It is not known whether such a hearing will be requested, or whether the Commissioner will grant such a request. Management believes that if a hearing is granted, the settlement agreement will ultimately be upheld.

  LOSS RESERVES

     Loss reserves, net of reinsurance recoverable, increased by $115.9 million during the first quarter of 1995.

     In February 1995, the 1993 agreement between Pacific Indemnity Company, a subsidiary of the Corporation, and Continental Casualty Company (a subsidiary of CNA Financial Corporation) for the handling of all asbestos-related bodily injury claims pending on August 26, 1993 against Fibreboard Corporation was amended. The amendment extends for several years the period over which Pacific Indemnity will pay its remaining obligation, plus interest, under the agreement. Prior to such amendment, Pacific Indemnity's payment obligations under this agreement were to have been completed by March 1, 1995. Pacific Indemnity's obligation under this agreement is not expected to exceed $635 million, of which approximately $477 million remained unpaid at March 31, 1995. A further discussion of the Fibreboard settlement is incorporated by reference from Item 7 of the Corporation's Form 10-K for the year ended December 31, 1994.

     Losses incurred related to asbestos and toxic waste claims were $45.2 million in the first quarter of 1995 and $25.0 million in 1994.

  INVESTMENTS

     Investment income after deducting expenses and taxes increased by 6.0% in the first quarter of 1995 over the comparable period in 1994. The growth was due to an increase in invested assets since the first quarter of 1994, reflecting strong cash flow from operations. The effective tax rate on investment income increased to 16.3% in the first quarter of 1995 from 14.7% in the first quarter of 1994 due to holding a larger proportion of our investment portfolio in taxable securities.

     In the first quarter of 1995, new cash was invested primarily in tax-exempt bonds. The level of purchases of taxable bonds approximated the level of sales and maturities of such bonds in the first quarter of 1995. However, as the result of the amendment to the agreement between Pacific Indemnity and Continental Casualty, approximately $480 million of the taxable bonds purchased during the first quarter of 1995 were included in funds held for asbestos-related settlement rather than in invested assets since these assets accrue income for the benefit of participants in the class settlement of asbestos-related bodily injury claims against Fibreboard.

     We maintain investments in highly liquid short term securities at all times to provide for immediate cash needs. At March 31, 1995, such securities remained at a higher than normal level. Such levels of liquidity will be somewhat lower in future periods as the payout period of Fibreboard related amounts has been extended.

LIFE AND HEALTH INSURANCE

     The life and health insurance subsidiaries earnings after taxes were $3.5 million for the first quarter of 1995 compared with $8.1 million in 1994. Total life and health insurance premiums and policy charges were $178.3 million in the first quarter of 1995 compared with $224.3 million in 1994.

     Premiums and policy charges for personal insurance amounted to $74.2 million in the first quarter of 1995, an increase of 19.3% from the same period in 1994. Earnings from personal insurance were $7.7 million in the first quarter of 1995 compared with $7.5 million in 1994.

     Premium revenue for group insurance was $104.1 million in the first quarter of 1995 compared with $162.1 million in 1994, a decrease of 35.8%. Due to legislation which became effective in April 1993 in New York, which is our major market, several insurers reduced their market share in the small group health segment in 1993. We offered a competitive product and thus substantially increased our sales in that market during 1993. The high premium revenue in the first quarter of 1994 reflects the effect of that significant increase in sales of new policies. Due to increased levels of competition in the small group market as well as our significant rate increases in 1994 and in the first quarter of 1995, many of the new policies written in 1993 were not renewed. The decline in premium revenue in the first quarter of 1995 was expected due to this increase in non-renewals. We anticipate that this trend will continue during the remainder of 1995. Initial results of our efforts to reduce our traditional indemnity medical business by offering managed care products through ChubbHealth, Inc., a health maintenance organization, have been encouraging.

     Group insurance operations resulted in a loss of $4.2 million in the first quarter of 1995 compared with earnings of $0.6 million in 1994. Results were adversely affected in both periods by a high level of claims resulting from the increased cost of medical services and the increased utilization of those services. Results in 1995 were also adversely affected by a decrease in premium revenue at a greater rate than the decrease in expenses.

     Gross investment income increased by 3.6% in the first quarter of 1995 compared with the same quarter of 1994. New cash was invested primarily in mortgage-backed securities. To provide for liquidity, funds believed to be sufficient to meet any unusual needs for cash have been maintained in short term investments.

REAL ESTATE

     Real estate operations resulted in a loss after taxes of $3.0 million for the first quarter of 1995 compared with a loss of $0.5 million in 1994. The loss for the first quarter of 1995 reflects a charge of $6.5 million after taxes resulting from the initial application of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, which established new criteria for measuring impairment of a loan. This change in accounting principle is discussed further in Note 2 of the Notes to Consolidated Financial Statements.

     Results were adversely affected in both periods by progressively higher portions of interest being charged directly to expense rather than being capitalized. Results in 1995 benefited from an increase in earnings from rental operations and residential development.

     Revenues were $68.6 million in the first quarter of 1995 compared with $43.8 million in 1994. Revenue growth in 1995 was primarily due to higher levels of rental revenues on owned properties and increased revenues from residential development.

CORPORATE

     Chubb Capital Corporation had outstanding $100 million of unsecured 8 5/8% notes, the proceeds of which were loaned to our real estate subsidiaries. The notes became due and were redeemed in January 1995. The $100 million loan to the real estate subsidiaries from Chubb Capital was renewed.

     In the first quarter of 1995, the Corporation further reduced its remaining investment in Sun Alliance, with proceeds from the sales amounting to approximately $63 million. These sales have not affected the ongoing business relationship between the Corporation's property and casualty subsidiaries and Sun Alliance.

INVESTMENT GAINS AND LOSSES

     Decisions to sell securities are governed principally by considerations of investment opportunities and tax consequences. As a result, realized investment gains and losses may vary significantly from period to period. Investment gains before taxes of $3.4 million were realized in the first quarter of 1995 compared with gains of $15.3 million for the same period in 1994. The 1995 amount reflects $16.1 million of investment gains from the Corporation's reduction of its investment in Sun Alliance.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 6 - Exhibits and Reports on Form 8-K
- -----------------------------------------

A.  Exhibit 11.1 - Computation of earnings per share.

B. Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 31, 1995.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, The Chubb Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                THE CHUBB CORPORATION
                                     (Registrant)



                                By:/s/ Henry B. Schram
                                   ------------------------------
                                   Henry B. Schram
                                   Senior Vice-President and
                                     Chief Accounting Officer

Date: May 15, 1995

                             EXHIBIT INDEX

Exhibit No.                  Description
- ----------                   -----------
Ex-11.1                      Computation of earnings per share.

Ex-27                        Financial Data Schedule