Form 10-Q
period 1995-06-30
CHUBB CORP
filed 1995-08-11
CIK 20171

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                Washington, D. C.

                                      20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended       June 30, 1995
                                     -------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from             to
                              ------------    ------------

Commission file number    1-8661
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

         The number of shares of common stock outstanding as of July 31, 1995 was 87,038,988.

                              THE CHUBB CORPORATION
                                      INDEX

                                                                     Page Number
                                                                     -----------
Part I.   Financial Information:

  Item 1 - Financial Statements:

    Consolidated Balance Sheets as of
     June 30, 1995 and December 31, 1994..........................       1

    Consolidated Statements of Income for the
     Three Months and Six Months Ended
     June 30, 1995 and 1994.......................................       2


    Consolidated Statements of Cash Flows for the
     Six Months Ended June 30, 1995 and 1994......................       3


    Notes to Consolidated Financial Statements....................       4


  Item  2 - Management's Discussion and Analysis
    of Financial Condition and Results of Operations..............       7


Part II.  Other Information:

  Item 4 - Submission of Matters to a Vote of Security Holders....      15

  Item 6 - Exhibits and Reports on Form 8-K.......................      16

                              THE CHUBB CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                               June 30,    Dec. 31,
                                                                1995        1994
                                                               --------    --------
                                                                  (in millions)
Assets
  Invested Assets
    Short Term Investments...............................     $   586.3   $   810.9
    Fixed Maturities
      Held-to-Maturity
       Tax Exempt (market $3,171.3 and $3,177.1).........       3,038.6     3,149.5
       Taxable (market $626.7 and $604.1)................         604.3       619.1
      Available-for-Sale
       Tax Exempt (cost $3,088.7 and $2,524.4)...........       3,234.4     2,530.2
       Taxable (cost $4,668.1 and $4,604.2)..............       4,775.2     4,423.9
    Equity Securities (cost $460.8 and $609.5)...........         537.3       642.1
    Policy and Mortgage Loans............................         204.8       202.7
                                                              ---------   ---------
           TOTAL INVESTED ASSETS.........................      12,980.9    12,378.4
  Cash...................................................           8.6         5.6
  Accrued Investment Income..............................         224.4       215.7
  Premiums Receivable....................................         941.1       787.2
  Reinsurance Recoverable on Property and Casualty
   Unpaid Claims.........................................       1,997.6     1,980.3
  Prepaid Reinsurance Premiums...........................         460.8       455.1
  Funds Held for Asbestos-Related Settlement.............       1,041.7       558.1
  Deferred Policy Acquisiton Costs
    Property and Casualty Insurance......................         549.2       529.5
    Life and Health Insurance............................         588.8       606.5
  Real Estate Assets.....................................       1,723.6     1,740.3
  Deferred Income Tax....................................         225.4       314.7
  Other Assets...........................................       1,254.4     1,151.7
                                                              ---------   ---------
           TOTAL ASSETS..................................     $21,996.5   $20,723.1
                                                              =========   =========
Liabilities
  Property and Casualty Unpaid Claims....................     $ 9,217.2   $ 8,913.2
  Life and Health Policy Liabilities.....................       2,822.2     2,659.6
  Unearned Premiums......................................       2,495.4     2,382.6
  Short Term Debt........................................         201.5       153.3
  Long Term Debt.........................................       1,167.4     1,285.6
  Dividend Payable to Shareholders.......................          42.5        39.9
  Accrued Expenses and Other Liabilities.................       1,229.4     1,041.9
                                                              ---------   ---------
           TOTAL LIABILITIES.............................      17,175.6    16,476.1
                                                              ---------   ---------

Shareholders' Equity
  Common Stock - $1 Par Value; 87,822,598 and
   87,798,286 Shares.....................................          87.8        87.8
  Paid-In Surplus........................................         783.4       786.6
  Retained Earnings......................................       3,927.2     3,680.5
  Foreign Currency Translation Gains, Net of Income Tax..           6.7         9.8
  Unrealized Appreciation (Depreciation) of
   Investments, Net......................................         192.7      (124.3)
  Receivable from Employee Stock Ownership Plan..........        (119.1)     (123.0)
  Treasury Stock, at Cost - 802,455 and 977,580 Shares...         (57.8)      (70.4)
                                                              ---------   ---------
           TOTAL SHAREHOLDERS' EQUITY....................       4,820.9     4,247.0
                                                              ---------   ---------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY....     $21,996.5   $20,723.1
                                                              =========   =========


See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                              PERIODS ENDED JUNE 30

                                             Second Quarter        Six Months
                                             --------------      --------------
                                             1995      1994      1995      1994
                                             ----      ----      ----      ----
                                                       (in millions)
Revenues
  Premiums Earned and Policy Charges....   $1,177.3  $1,149.0  $2,351.1  $2,282.7
  Investment Income.....................      218.8     200.7     437.1     403.9
  Real Estate...........................       79.4      49.6     148.0      93.4
  Realized Investment Gains.............       50.3      15.3      53.7      30.6
                                           --------  --------  --------  --------
         Total Revenues.................    1,525.8   1,414.6   2,989.9   2,810.6
                                           --------  --------  --------  --------

Benefits, Claims and Expenses
  Insurance Claims and Policyholders'
   Benefits.............................      788.4     791.0   1,575.3   1,684.4
  Amortization of Deferred Policy
   Acquisition Costs....................      294.0     274.8     587.7     546.2
  Other Insurance Operating Costs and
   Expenses.............................      118.4     105.1     231.0     208.3
  Real Estate Cost of Sales and Expenses       73.3      50.3     147.2      94.7
  Investment Expenses...................        3.6       2.4       8.3       6.9
  Corporate Expenses....................        7.5       8.5      15.8      17.9
                                           --------  --------  --------  --------

         Total Benefits, Claims and
          Expenses......................    1,285.2   1,232.1   2,565.3   2,558.4
                                           --------  --------  --------  --------

Income Before Federal and Foreign
 Income Tax.............................      240.6     182.5     424.6     252.2
Federal and Foreign Income Tax..........       55.6      35.8      92.9      32.3
                                           --------  --------  --------  --------

Net Income..............................   $  185.0  $  146.7  $  331.7  $  219.9
                                           ========  ========  ========  ========
Average Common and Common Equivalent
 Shares Outstanding (In Thousands)......     89,878    90,654    89,823    90,640


PER SHARE DATA

Net Income..............................   $   2.09  $   1.65  $   3.75  $   2.48

Dividends Declared......................        .49       .46       .98       .92



See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30

                                                              1995         1994
                                                              ----         ----
                                                                (in millions)
Cash Flows from Operating Activities
  Net Income.............................................   $   331.7   $   219.9
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities
    Increase in Property and Casualty Unpaid Claims, Net.       286.7       294.9
    Increase in Unearned Premiums, Net...................       107.1        91.9
    Increase in Premiums Receivable......................      (153.9)     (112.2)
    Increase in Funds Held for Asbestos-Related
     Settlement..........................................      (483.6)       (8.4)
    Increase in Deferred Policy Acquisition Costs........       (62.0)      (47.5)
    Realized Investment Gains............................       (53.7)      (30.6)
    Other, Net...........................................        52.7        44.8
                                                            ---------   ---------

  Net Cash Provided by Operating Activities..............        25.0       452.8
                                                            ---------   ---------

Cash Flows from Investing Activities
  Proceeds from Sales of Fixed Maturities................     1,786.8     1,499.4
  Proceeds from Maturities of Fixed Maturities...........       324.9       296.6
  Proceeds from Sales of Equity Securities...............       286.3       154.4
  Purchases of Fixed Maturities..........................    (2,609.9)   (2,063.0)
  Purchases of Equity Securities.........................       (86.1)     (205.6)
  Decrease (Increase) in Short Term Investments, Net.....       224.6      (138.7)
  Increase (Decrease) in Net Payable from Security
   Transactions Not Settled..............................       119.1        (4.2)
  Additions to Real Estate Assets, Net...................       (25.3)      (23.2)
  Other, Net.............................................       (72.1)      (27.8)
                                                            ---------   ---------

  Net Cash Used in Investing Activities..................       (51.7)     (512.1)
                                                            ---------   ---------

Cash Flows from Financing Activities
  Deposits Credited to Policyholder Funds................       241.4       158.7
  Withdrawals from Policyholder Funds....................       (68.9)      (63.7)
  Proceeds from Issuance of Long Term Debt...............       151.5        33.2
  Repayment of Long Term Debt............................      (269.7)      (16.1)
  Increase in Short Term Debt, Net.......................        48.2        23.5
  Dividends Paid to Shareholders.........................       (82.4)      (78.1)
  Other, Net.............................................         9.6         4.2
                                                            ---------   ---------

  Net Cash Provided by Financing Activities..............        29.7        61.7
                                                            ---------   ---------

Net Increase in Cash.....................................         3.0         2.4

Cash at Beginning of Year................................         5.6         4.6
                                                            ---------   ---------

  Cash at End of Period..................................   $     8.6   $     7.0
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

         The net change in unrealized appreciation or depreciation of investments carried at market value was as follows:

                                                      Periods Ended June 30
                                                ----------------------------------
                                                Second Quarter        Six Months
                                                --------------       -------------
                                                1995      1994       1995     1994
                                                ----      ----       ----     ----
                                                           (in millions)
     Change in unrealized appreciation of
      equity securities......................  $  1.9    $ (38.5)   $ 43.9   $(122.3)
     Change in unrealized appreciation or
      depreciation of fixed maturities.......   166.7     (155.7)    427.3    (430.7)
     Change in deferred policy acquisition
      cost adjustment........................   (30.7)      28.1     (60.0)     65.7
                                               ------    -------    ------   -------
                                                137.9     (166.1)    411.2    (487.3)
     Deferred income tax (credit), net of
      change in valuation allowance..........    48.2      (58.2)     94.2    (170.6)
                                               ------    -------    ------   -------
                                                 89.7     (107.9)    317.0    (316.7)
     Cumulative effect, as of January 1,
      1994, of change in accounting
      principle, net.........................       -          -         -     220.5
                                               ------    -------    ------   -------

     Change in unrealized appreciation or
      depreciation of investments, net.......  $ 89.7    $(107.9)   $317.0   $ (96.2)
                                               ======    =======    ======   =======


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

4)  Property and Casualty Unpaid Claims

         A discussion of the 1993 Fibreboard asbestos-related settlement is presented in Note 14 of the notes to consolidated financial statements in the 1994 Annual Report to Shareholders. The following developments during 1995 relate to the settlement.

         In February 1995, the agreement between Pacific Indemnity Company, a subsidiary of the Corporation, and Continental Casualty Company (a subsidiary of CNA Financial Corporation) for the handling of all asbestos-related bodily injury claims pending on August 26, 1993 against Fibreboard Corporation was amended to extend for several years the period over which Pacific Indemnity will pay its remaining obligation, plus interest, under the agreement. Prior to such amendment, Pacific Indemnity's payment obligations under this agreement were to have been completed by March 1, 1995. The increase in funds held for asbestos-related settlement during 1995 was primarily the result of such amendment. Funds held for asbestos-related settlement are assets of the Corporation's property and casualty insurance subsidiaries that accrue income for the benefit of participants in the class settlement of asbestos-related bodily injury claims against Fibreboard.

         In July 1995, the United States District Court of the Eastern District of Texas approved the global settlement agreement among Pacific Indemnity, Continental Casualty, Fibreboard and attorneys representing claimants against Fibreboard for all future asbestos-related bodily injury claims against Fibreboard, which are claims that were not filed in court before August 27, 1993. The Court also approved the trilateral agreement among Pacific Indemnity, Continental Casualty and Fibreboard to settle all pending and future asbestos-related bodily injury claims resulting from insurance policies that were, or may have been, issued to Fibreboard by the two insurers. The trilateral agreement will be triggered if the global settlement agreement is disapproved by a higher court. In August 1995, a notice of appeal was filed which is expected to extend the period of judicial review at least into 1996. Management is optimistic that the approval of the settlement will be upheld. However, if both the global settlement agreement and the trilateral agreement are disapproved by a higher court, there can be no assurance that the loss reserves established for future claims would be sufficient to pay all amounts which ultimately could become payable in respect of future asbestos-related bodily injury claims against Fibreboard.

5)  Contingencies

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

         In May 1995, the property and casualty insurance subsidiaries of the Corporation reached an agreement with the California Insurance Department to refund premiums, with interest, of approximately $6.6 million related to business written during the rollback period. The agreement settles all rollback refund obligations of the property and casualty insurance subsidiaries related to Proposition 103. A consumer group requested a hearing to object to the rollback settlement. The California Insurance Commissioner has granted such hearing which is expected to be held in late 1995. Management believes that the settlement agreement will ultimately be upheld.

6)  Per Share Data

         Earnings per share amounts are based on the weighted average number of common and common equivalent shares outstanding. The 6% guaranteed exchangeable subordinated notes are considered to be common equivalent shares. The computation assumes the addition to income of the after-tax interest expense applicable to such notes.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND
             1994 AND FOR THE QUARTERS ENDED JUNE 30, 1995 AND 1994

PROPERTY AND CASUALTY INSURANCE

        Earnings from our property and casualty business were substantially higher in the first six months of 1995 compared with the same period of 1994. The increase was due to a significant improvement in underwriting results in 1995. Underwriting results in 1994 were adversely affected by substantially higher catastrophe losses in the first quarter. Investment income increased modestly in 1995 compared with 1994. Property and casualty income after taxes amounted to $278.6 million in the first six months of 1995 and $136.6 million in the second quarter compared with $187.6 million and $132.2 million, respectively, in 1994.

        Net premiums written were $2.1 billion in the first six months of 1995 and $1.1 billion in the second quarter, representing increases of 9.6% and 11.5%, respectively, over the comparable periods of 1994. The marketplace continued to be competitive, particularly in the commercial classes. Price increases continued to be difficult to achieve. Premium growth was due primarily to the selective writing of new business and exposure growth on existing business. A significant portion of premium growth was achieved outside the United States, from both our expanding foreign branch network and our increased participation in the business of the Sun Alliance Group plc.

        Underwriting results were profitable in the first six months of 1995 compared with unprofitable results for the same period in 1994. Underwriting results were profitable in the second quarter of both years. Our combined loss and expense ratio was 96.3% in the first six months of 1995 and 96.4% in the second quarter compared with 103.0% and 96.3%, respectively, in 1994.

        The loss ratio was 63.9% for the first six months of 1995 and 64.5% for the second quarter compared with 70.1% and 63.8%, respectively, in the prior year. The loss ratio in the first six months of 1994 was adversely affected by high catastrophe losses in the first quarter, resulting primarily from the earthquake in California and the winter storms in the eastern and midwestern parts of the United States. Catastrophe losses in the first six months of 1995 amounted to $49.1 million which represented 2.5 percentage points of the loss ratio compared with $160.3 million or 8.7 percentage points in 1994. Catastrophe losses for the second quarter of 1995 amounted to $42.7 million or 4.2 percentage points of the loss ratio compared with $12.9 million or 1.4 percentage points in 1994.

        Our expense ratio was 32.4% for the first six months of 1995 and 31.9% for the second quarter compared with 32.9% and 32.5%, respectively, in 1994. The decrease in 1995 was due primarily to growth in written premiums at a somewhat greater rate than the increase in overhead expenses. Expenses were reduced in the first six months of 1994 by a contingent profit sharing accrual of $4.0 million ($2.0 million per quarter) relating to a medical malpractice stop loss reinsurance agreement.

        Underwriting results during 1995 and 1994 by class of business were as follows:

                                                Six Months Ended June 30
                                         --------------------------------------
                                          Net Premiums        Combined Loss and
                                             Written            Expense Ratios
                                         --------------       -----------------
                                         1995      1994         1995      1994
                                         ----      ----         ----      ----
                                          (in millions)
Personal Insurance
  Automobile........................   $   99.0  $   94.6        90.4%     95.6%
  Homeowners........................      215.3     213.8        93.8     129.7
  Other.............................       99.7      99.4        75.7      86.7
                                       --------  --------       -----     -----
                                          414.0     407.8        88.6     111.5
                                       --------  --------       -----     -----
Standard Commercial Insurance
  Multiple Peril....................      341.3     300.3        99.6     115.9
  Casualty..........................      296.2     284.3       118.7     104.8
  Workers' Compensation.............      101.5      94.7        96.5     107.9
                                       --------  --------       -----     -----
                                          739.0     679.3       107.0     110.1
                                       --------  --------       -----     -----

Specialty Commercial Insurance
  Fidelity and Surety...............      373.1     344.8        84.1      80.0
  Other.............................      434.3     390.4        94.9     101.6
                                       --------  --------       -----     -----
                                          807.4     735.2        89.8      91.2
                                       --------  --------       -----     -----
Reinsurance Assumed.................      158.8     110.9       101.4     106.3
                                       --------  --------       -----     -----
    Total                              $2,119.2  $1,933.2        96.3%    103.0%
                                       ========  ========       =====     =====
                                                  Quarter Ended June 30
                                         --------------------------------------
                                          Net Premiums        Combined Loss and
                                             Written            Expense Ratios
                                         --------------       -----------------
                                         1995      1994         1995      1994
                                         ----      ----         ----      ----
                                          (in millions)
Personal Insurance
  Automobile........................   $   53.5  $   49.7        90.3%     96.2%
  Homeowners........................      122.2     118.6       100.3     105.2
  Other.............................       55.8      55.0        72.9      76.3
                                       --------  --------       -----     -----
                                          231.5     223.3        91.4      96.2
                                       --------  --------       -----     -----

Standard Commercial Insurance
  Multiple Peril....................      192.6     163.9        99.4     103.5
  Casualty..........................      154.3     148.2       116.9     106.0
  Workers' Compensation.............       48.1      45.4        95.4     104.4
                                       --------  --------       -----     -----
                                          395.0     357.5       106.3     105.1
                                       --------  --------       -----     -----

Specialty Commercial Insurance
  Fidelity and Surety...............      204.5     191.0        80.4      77.3
  Other.............................      230.5     201.3        97.3      96.5
                                       --------  --------       -----     -----
                                          435.0     392.3        89.2      87.1
                                       --------  --------       -----     -----

Reinsurance Assumed.................       75.8      47.1       101.3     108.7
                                       --------  --------       -----     -----

    Total                              $1,137.3  $1,020.2        96.4%     96.3%
                                       ========  ========       =====     =====

  PERSONAL INSURANCE

        Premiums from personal insurance coverages, which represent approximately 20% of the premiums written by our property and casualty insurance subsidiaries, increased 1.5% in the first six months of 1995 and 3.7% in the second quarter compared with the similar periods in 1994. Our disciplined approach to pricing continues to make it difficult to write new homeowners and other non-automobile business. Personal automobile premiums increased modestly in 1995, which is consistent with our plan to control our exposure in this class.

        Our personal insurance business produced highly profitable underwriting results in the first six months of 1995 compared with unprofitable results in the same period of 1994. Underwriting results in 1994 were adversely affected by significant catastrophe losses in the first quarter. Underwriting results were profitable for the second quarter of both 1995 and 1994. The combined loss and expense ratios were 88.6% for the first six months of 1995 and 91.4% for the second quarter compared with 111.5% and 96.2%, respectively, in 1994. Homeowners results were profitable for the first six months of 1995, benefiting from disciplined pricing and fewer large losses. Significant weather-related catastrophe losses adversely affected homeowners results in the first six months of both years, but particularly in 1994. Catastrophe losses for this class represented 13.2 percentage points of the loss ratio for the first six months of 1995 and 22.3 percentage points for the second quarter compared with 34.7 and 16.8 percentage points, respectively, in the comparable 1994 periods. Other personal coverages, which include insurance for personal valuables and excess liability, produced more profitable results in 1995 than in 1994. Results in 1994 were adversely affected by losses of personal valuables resulting from the earthquake in California in the first quarter. Catastrophe losses represented less than 1 percentage point of the loss ratio for other personal coverages in the first six months of 1995 compared with 10.2 percentage points in 1994. Our automobile business produced profitable results in 1995 and 1994 due primarily to stable loss frequency and severity.

  STANDARD COMMERCIAL INSURANCE

        Premiums from standard commercial insurance, which include multiple peril, casualty and workers' compensation, and which represent approximately 35% of our total writings, increased 8.8% in the first six months of 1995 and 10.5% in the second quarter compared with the same periods a year ago. The competitive market has continued to place significant pressure on prices. Premium growth was due primarily to the selective writing of new accounts and exposure growth on existing business. Our multiple peril business outside the United States experienced strong premium growth in the first six months of 1995.

        Our standard commercial underwriting business improved modestly in the first six months of 1995 compared with the same period in 1994 although results remained unprofitable. The combined loss and expense ratios were 107.0% for the first six months of 1995 and 106.3% for the second quarter compared with 110.1% and 105.1%, respectively, in 1994. Results in the multiple peril class improved substantially in the first six months of 1995 compared with 1994; results in 1994 were adversely affected by significant catastrophe losses in the first quarter, due primarily to the earthquake in California. Catastrophe losses for the multiple peril class in the first six months of 1995 represented only 1.2 percentage points of the loss ratio compared with 19.2 percentage points in 1994. Casualty results deteriorated in 1995 compared with 1994. Casualty results in both years, but more so in 1995, were adversely affected by increases in loss reserves for asbestos-related and toxic waste claims. The profitability of the excess liability component of our casualty coverages decreased modestly due to more competitive prices. Results in the automobile component were profitable in 1995 and 1994. Workers' compensation results were profitable in 1995 compared with unprofitable results in 1994. Results in our voluntary business have benefited from rate increases and the impact of medical cost containment and disability management activities. Results in this class were aggravated in the first six months of 1994 by our share of the significant losses incurred in that year by the involuntary pools and mandatory business in which we must participate by law.

  SPECIALTY COMMERCIAL INSURANCE

        Premiums from specialty commercial business, which represent approximately 38% of our total writings, increased by 9.8% in the first six months of 1995 and 10.9% in the second quarter compared with the similar periods in 1994. Premium increases for our executive protection and financial fidelity coverages were due primarily to new business opportunities as significant competition has made price increases difficult to achieve for most of these coverages. Our strategy of working closely with our customers and our ability to differentiate our products have enabled us to renew a large percentage of our business.

        Our specialty commercial business produced substantial underwriting profits in both 1995 and 1994. The combined loss and expense ratios were 89.8% for the first six months of 1995 and 89.2% for the second quarter compared with 91.2% and 87.1%, respectively, in 1994. Our executive protection results were highly profitable in both years due to favorable loss experience. Improvement in the non-fidelity portion of our financial institutions business in the first six months of 1995 was offset by deterioration in fidelity results due to several large losses. Surety results were unprofitable in 1995 due to several large losses compared with profitable results in 1994. Marine results were profitable in the first six months of 1995 compared with unprofitable results in 1994; results in 1994 were adversely affected by significant catastrophe losses in the first quarter, resulting primarily from the earthquake in California.

  REINSURANCE ASSUMED

        Premiums from reinsurance assumed, which is primarily treaty reinsurance from the Sun Alliance Group plc, represent approximately 7% of our total premium writings. Premiums increased 43.2% in the first six months of 1995 and 60.9% in the second quarter compared with the same periods in 1994 due primarily to an increase in our participation in the business of Sun Alliance. Underwriting results for this segment were near breakeven in 1995 compared with unprofitable results in the prior year.

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

        In May 1995, the property and casualty subsidiaries reached an agreement with the California Insurance Department to refund premiums, with interest, of approximately $6.6 million related to business written during the rollback period. The agreement settles all rollback refund obligations of the property and casualty subsidiaries related to Proposition 103. A consumer group requested a hearing to object to the rollback settlement. The California Insurance Commissioner has granted such hearing which is expected to be held in late 1995. Management believes that the settlement agreement will ultimately be upheld.

  LOSS RESERVES

        Loss reserves, net of reinsurance recoverable, increased by $286.7 million during the first six months of 1995. Substantial reserve growth has continued to occur in those liability coverages, primarily excess liability and executive protection, that are characterized by delayed loss reporting and extended periods of settlement.

        Losses incurred related to asbestos and toxic waste claims were $91.1 million in the first six months of 1995 and $55.7 million for the same period in 1994.

        A discussion of the 1993 Fibreboard asbestos-related settlement is incorporated by reference from Item 7 of the Corporation's Form 10-K for the year ended December 31, 1994. The following developments during 1995 relate to the settlement.

        In February 1995, the agreement between Pacific Indemnity Company, a subsidiary of the Corporation, and Continental Casualty Company (a subsidiary of CNA Financial Corporation) for the handling of all asbestos-related bodily injury claims pending on August 26, 1993 against Fibreboard Corporation was amended to extend for several years the period over which Pacific Indemnity will pay its remaining obligation, plus interest, under the agreement. Prior to such amendment, Pacific Indemnity's payment obligations under this agreement were to have been completed by March 1, 1995. Pacific Indemnity's obligation under this agreement is not expected to exceed $635 million, of which approximately $468 million remained unpaid at June 30, 1995.

        In July 1995, the United States District Court of the Eastern District of Texas approved the global settlement agreement among Pacific Indemnity, Continental Casualty, Fibreboard and attorneys representing claimants against Fibreboard for all future asbestos-related bodily injury claims against Fibreboard, which are claims that were not filed in court before August 27, 1993. The Court also approved the trilateral agreement among Pacific Indemnity, Continental Casualty and Fibreboard to settle all pending and future asbestos-related bodily injury claims resulting from insurance policies that were, or may have been, issued to Fibreboard by the two insurers. The trilateral agreement will be triggered if the global settlement agreement is disapproved by a higher court. In August 1995, a notice of appeal was filed which is expected to extend the period of judicial review at least into 1996. Management is optimistic that the approval of the settlement will be upheld. However, if both the global settlement agreement and the trilateral agreement are disapproved by a higher court, there can be no assurance that the loss reserves established for future claims would be sufficient to pay all amounts which ultimately could become payable in respect of future asbestos-related bodily injury claims against Fibreboard.

  INVESTMENTS

        Investment income after deducting expenses and taxes increased by 6.1% in the first six months of 1995 and 6.2% in the second quarter compared with the same periods in 1994. The growth was primarily due to an increase in invested assets since the second quarter of 1994, reflecting strong cash flow from operations. The effective tax rate on investment income increased to 15.5% in the first six months of 1995 from 14.7% in 1994 due to holding a larger proportion of our investment portfolio in taxable securities.

        We maintain investments in highly liquid short term securities at all times to provide for immediate cash needs. At June 30, 1995, such securities were reduced to a more normal level as the expected payout period for Fibreboard related amounts has been extended.

        In the first six months of 1995, new cash was invested primarily in tax-exempt bonds. The level of purchases of taxable bonds exceeded the level of sales and maturities of such bonds by approximately $300 million in the first six months of 1995. However, as the result of the amendment to the agreement between Pacific Indemnity and Continental Casualty, approximately $480 million of taxable bonds purchased during the first quarter of 1995 were designated as funds held for asbestos-related settlement rather than as invested assets since these assets accrue income for the benefit of participants in the class settlement of asbestos-related bodily injury claims against Fibreboard.

LIFE AND HEALTH INSURANCE

        The life and health subsidiaries earnings after taxes were $12.4 million for the first six months of 1995 compared with $12.0 million in 1994. Total life and health insurance premiums and policy charges were $339.0 million in the first six months of 1995 compared with $441.4 million in 1994.

        Premiums and policy charges for personal insurance amounted to $152.4 million in the first six months of 1995, an increase of 17.0% from the comparable period in 1994. Earnings in personal lines were $18.5 million in the first six months of 1995 compared with $19.4 million in 1994. Earnings in 1994 reflected the favorable settlement of litigation in the second quarter related to certain previously purchased software systems.

        Premium revenue for group insurance was $186.6 million for the first six months of 1995 compared with $311.1 million in 1994, a decrease of 40%. Due to legislation which became effective in April 1993 in New York, which is our major market, several insurers reduced their market share in the small group health segment in 1993. We offered a competitive product and thus substantially increased our sales in that market during 1993. The high premium revenue in the first six months of 1994 reflects the effect of that significant increase in sales of new policies. Due to increased levels of competition in the small group market as well as our significant rate increases in 1994 and 1995, many of the new policies written in 1993 were not renewed. The decline in premium revenue in 1995 was expected due to this increase in non-renewals. We anticipate that this trend will continue during the remainder of 1995. Initial results of our efforts to replace our traditional indemnity medical business by offering managed care products through Chubb Health, Inc., a health maintenance organization, have been encouraging.

        Group insurance operations resulted in a loss of $6.1 million for the first six months of 1995 compared with a loss of $7.4 million in 1994. Results in both periods were adversely affected by a high level of claims resulting from the increased cost of medical services and the increased utilization of those services. In 1995, the benefit from rate increases was offset by the adverse effect of premium revenue decreasing at a greater rate than the decrease in expenses.

        Gross investment income increased by 8.1% in the first six months of 1995 over the same period in 1994. The growth was due to an increase in invested assets since the second quarter of 1994 resulting primarily from deposits to policyholder funds. New cash was invested primarily in mortgage-backed securities. To provide for liquidity, funds believed to be sufficient to meet any unusual needs for cash have been maintained in short term securities.

REAL ESTATE

        Real estate earnings after taxes amounted to $0.5 million for the first six months of 1995 compared with a loss of $1.0 million in 1994. Real estate earnings in 1995 reflect a first quarter charge of $6.5 million after taxes resulting from the initial application of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, which established new criteria for measuring impairment of a loan. This change in accounting principle is discussed further in Note 2 of the Notes to Consolidated Financial Statements.

        Results in 1995 benefited from an increase in earnings from rental operations and residential development. Results were adversely affected in both periods by progressively higher portions of interest being charged directly to expense rather than being capitalized.

        Revenues were $148.0 million in the first six months of 1995 compared with $93.4 million in 1994. Revenue growth in 1995 was primarily due to higher levels of rental revenues on owned properties and increased revenues from residential sales.

CORPORATE

        Chubb Capital Corporation had outstanding $100 million of unsecured 8 5/8% notes, the proceeds of which were loaned to our real estate subsidiaries. The notes became due and were redeemed in January 1995. The $100 million loan to the real estate subsidiaries from Chubb Capital was renewed.

        The Corporation filed a shelf registration statement which the Securities and Exchange Commission declared effective in June 1995, under which up to $400 million of various types of securities may be issued by the Corporation or Chubb Capital Corporation. No securities have been issued under this registration.

        During 1995, the Corporation reduced its investment in Sun Alliance, with proceeds from the sales aggregating $67 million. These sales have not affected the ongoing business relationship between the Corporation's property and casualty subsidiaries and Sun Alliance.

INVESTMENT GAINS AND LOSSES

        Decisions to sell securities are governed principally by consideration of investment opportunities and tax consequences. As a result, realized investment gains and losses may vary significantly from period to period. Investment gains before taxes of $53.7 million were realized in the first six months of 1995 compared with gains of $30.6 million for the same period in 1994. The 1995 amount reflects $17.8 million of investment gains from the Corporation's reduction of its investment in Sun Alliance.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 4 - Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

        The Annual Meeting of Shareholders of The Chubb Corporation was held on April 25, 1995. Matters submitted to Shareholders at the meeting were as follows:

        Votes were cast in the following manner in connection with the election of each Director to serve until the next Annual Meeting of Shareholders.

Director                            Votes For            Votes Against
- --------                            ---------            -------------
John C. Beck                        76,519,552               4,773
Percy Chubb, III                    76,517,865               6,460
Joel J. Cohen                       76,519,248               5,077
Henry U. Harder                     76,501,564              22,761
David H. Hoag                       76,493,722              30,603
Robert V. Lindsay                   76,506,745              17,580
Thomas C. MacAvoy                   76,509,793              14,532
Gertrude G. Michelson               76,504,964              19,361
Dean R. O'Hare                      76,517,860               6,465
Warren B. Rudman                    76,511,774              12,551
David G. Scholey                    76,523,239               1,086
Raymond G. H. Seitz                 76,458,322              66,003
Lawrence M. Small                   76,519,760               4,565
Richard D. Wood                     76,504,685              19,640

        For each Director, there were 176,547 abstaining votes. There were no broker non-votes cast.

        Votes were cast in the following manner in connection with the proposal to approve the selection of Ernst & Young LLP as the independent auditors of the Registrant for the year 1995.

                                    Votes For            Votes Against
                                    ---------            -------------
                                    76,427,882             115,582


        There were 157,408 abstaining votes and no broker non-votes cast.

Item 6 - Exhibits and Reports on Form 8-K
- -----------------------------------------

A.  Exhibit 11.1 - Computation of earnings per share.

B. Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended June 30, 1995.

                                   SIGNATURES
                                   ----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, The Chubb Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE CHUBB CORPORATION

                                            (Registrant)

                                       By: /s/ Henry B. Schram
                                          ---------------------------
                                          Henry B. Schram
                                          Senior Vice-President and
                                           Chief Accounting Officer

Date: August 11, 1995

                                EXHIBIT INDEX
                                -------------


Exhibit No.                     Description
- -----------                     -----------

EX-11.1                         Computation of earnings per share

EX-27                           Financial Data Schedule