Form 10-K
period 1995-12-31
CHUBB CORP
filed 1996-03-28
CIK 20171

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 28, 1996

===============================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549
                                  FORM 10-K

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934  [FEE REQUIRED]
     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934  [NO FEE REQUIRED]
     FOR THE TRANSITION PERIOD FROM __________ TO ___________

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant was $8,787,867,670 as of March 4, 1996.

                                   87,311,778
        Number of shares of common stock outstanding as of March 4, 1996

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of The Chubb Corporation 1995 Annual Report to Shareholders are incorporated by reference in Parts I, II and IV of this Form 10-K. Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders on April 23, 1996 are incorporated by reference in Part III herein.

===============================================================================

                                    PART I.
ITEM 1.  BUSINESS

GENERAL

     The Chubb Corporation (the Corporation) was incorporated as a business corporation under the laws of the State of New Jersey in June 1967. The Corporation is a holding company and is principally engaged, through subsidiaries, in three industries: property and casualty insurance, life and health insurance and real estate. The Corporation and its subsidiaries employed approximately 10,900 persons on December 31, 1995. Revenues, income from operations before income tax and identifiable assets for each industry segment for the three years ended December 31, 1995 are included in Note (15) of the notes to consolidated financial statements incorporated by reference from the Corporation's 1995 Annual Report to Shareholders.

     The property and casualty insurance subsidiaries provide insurance coverages principally in the United States, Canada, Europe, Australia and the Far East. The life and health insurance and real estate subsidiaries have no international operations. Revenues, income from operations before income tax and identifiable assets of the property and casualty insurance subsidiaries by geographic area for the three years ended December 31, 1995 are included in Note
(16) of the notes to consolidated financial statements incorporated by reference from the Corporation's 1995 Annual Report to Shareholders.

PROPERTY AND CASUALTY INSURANCE GROUP

     The Property and Casualty Insurance Group (the Group) is composed of Federal Insurance Company (Federal), Pacific Indemnity Company (Pacific Indemnity), Vigilant Insurance Company (Vigilant), Great Northern Insurance Company (Great Northern), Chubb Custom Insurance Company (Chubb Custom), Chubb National Insurance Company (Chubb National), Chubb Indemnity Insurance Company (Chubb Indemnity), Chubb Insurance Company of New Jersey (Chubb New Jersey), Texas Pacific Indemnity Company, Northwestern Pacific Indemnity Company, Chubb Insurance Company of Canada, Chubb Insurance Company of Europe, S.A., Chubb Insurance Company of Australia, Limited and Chubb Atlantic Indemnity Ltd.

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

                                 DIRECT          REINSURANCE        REINSURANCE           NET
                                PREMIUMS           PREMIUMS          PREMIUMS          PREMIUMS
YEAR                            WRITTEN           ASSUMED(a)         CEDED(a)           WRITTEN
----                            --------         -----------        -----------        --------
                                                        (IN THOUSANDS)
1993........................   $4,268,104          $565,140         $1,186,949         $3,646,295
1994........................    4,578,061           681,316          1,308,168          3,951,209
1995........................    4,907,320           747,320          1,348,648          4,305,992

---------------
     (a) Intercompany items eliminated.

     The net premiums written during the last five years for major insurance classes of the Group are incorporated by reference from page 16 of the Corporation's 1995 Annual Report to Shareholders.

     One or more members of the Group are licensed and transact business in each of the 50 states of the United States, the District of Columbia, Puerto Rico, the Virgin Islands, Canada, Australia and parts of Europe and the Far East. In 1995, approximately 86% of the Group's direct business was produced in the United States, where the Group's businesses enjoy broad geographic distribution with a particularly strong market presence in the Northeast. The four states accounting for the largest amounts of direct premiums written were New York with 14%, California with 11%, New Jersey with 6% and Pennsylvania with 5%.
No other state accounted for 5% or more of such premiums. Approximately 4% of the Group's direct premiums written was produced in Canada.

  Underwriting Results

     A frequently used industry measurement of property and casualty insurance underwriting results is the combined loss and expense ratio. This ratio is the sum of the ratio of incurred losses and related loss adjustment expenses to premiums earned (loss ratio) plus the ratio of underwriting expenses to premiums written (expense ratio) after reducing both premium amounts by dividends to policyholders. When the combined ratio is under 100%, underwriting results are generally considered profitable; when the combined ratio is over 100%, underwriting results are generally considered unprofitable. Investment income, other non-underwriting income or expense and income taxes are not reflected in the combined ratio. The profitability of property and casualty insurance companies depends on income from both underwriting operations and investments.

     The net premiums and the loss, expense and combined loss and expense ratios of the Group for the last five years are shown in the following table.

                                     NET PREMIUMS                                       COMBINED
                                    (IN THOUSANDS)                                      LOSS AND
                               -------------------------       LOSS        EXPENSE      EXPENSE
YEAR                              WRITTEN         EARNED      RATIOS        RATIOS      RATIOS
----                              -------         ------      ------       -------      -------
1991.........................  $ 3,112,264    $ 3,037,168      64.4%         35.1%         99.5%
1992.........................    3,242,506      3,163,288      66.7          34.4         101.1
1993.........................    3,646,295      3,504,838      82.5          32.3         114.8
1994.........................    3,951,209      3,776,283      67.0          32.5          99.5
1995.........................    4,305,992      4,147,162      64.7          32.1          96.8
                               -----------    -----------      ----          ----         -----
 Total for five years ended
   December 31, 1995.........  $18,258,266    $17,628,739      69.0%         33.2%        102.2%
                               ===========    ===========      ====          ====         =====

     Results for 1993 include the effects of a $675 million increase in unpaid claims related to an agreement for the settlement of asbestos-related litigation and a $125 million return premium to the Group related to the commutation of a medical malpractice reinsurance agreement. Excluding the effects of these items, the loss ratio, the expense ratio and the combined loss and expense ratio were 65.5%, 33.5% and 99.0%, respectively, for the year 1993 and 65.6%, 33.4% and
99.0%, respectively, for the five years ended December 31, 1995.

     The combined loss and expense ratios during the last five years for major classes of the Group's business are incorporated by reference from page 16 of the Corporation's 1995 Annual Report to Shareholders.

     Another frequently used measurement in the property and casualty insurance industry is the ratio of statutory net premiums written to policyholders' surplus. At December 31, 1995 and 1994, such ratio for the Group was 1.89 and 2.11, respectively.

  Producing and Servicing of Business

     In the United States and Canada, the Group is represented by approximately 3,500 independent agents and accepts business on a regular basis from an estimated 400 insurance brokers. In most instances, these agents and brokers also represent other companies which compete with the Group. The offices maintained by the Group assist these agents and brokers in producing and servicing the Group's business. In addition to the administrative offices of Chubb & Son Inc. in Warren, New Jersey, the Group operates 5 zone administrative offices and 60 branch and service offices in the United States and Canada.

     The Group's overseas business is developed by its foreign agents and brokers through local branch offices of the Group and by its United States and Canadian agents and brokers. Overseas business is also obtained from treaty reinsurance assumed principally, but not exclusively, from the Sun Alliance Group plc (Sun Group). In conducting its overseas business, the Group reduces the risks relating to currency fluctuations by maintaining investments in those foreign currencies in which the Group transacts business, with characteristics similar to the liabilities in those currencies. The net asset or liability exposure to the various foreign currencies is regularly reviewed.

     Business for the Group is also produced through participation in a number of underwriting pools and syndicates including, among others, Associated Aviation Underwriters, Cargo Reinsurance Association, American Cargo War Risk Reinsurance Exchange and American Excess Insurance Association. Such pools and syndicates provide underwriting capacity for risks which an individual insurer cannot prudently underwrite because of the magnitude of the risk assumed or which can be more effectively handled by one organization due to the need for specialized loss control and other services.

  Reinsurance

     In accordance with the normal practice of the insurance industry, the Group assumes and cedes reinsurance with other insurers or reinsurers. These reinsurance arrangements provide greater diversification of business and minimize the Group's maximum net loss arising from large risks or from hazards of potential catastrophic events.

     A large portion of the Group's reinsurance is effected under contracts known as treaties under which all risks meeting prescribed criteria are automatically covered. A substantial portion of the Group's ceded reinsurance is on a quota share basis with a subsidiary of the Sun Group, which is rated A++ by A.M. Best. Additional information related to the Group's ceded reinsurance with the subsidiary of the Sun Group is included in Note (12) of the notes to consolidated financial statements incorporated by reference from the Corporation's 1995 Annual Report to Shareholders and in Item 7 of this report on page 20. Most of the Group's remaining treaty reinsurance arrangements consist of excess of loss and catastrophe contracts with other insurers or reinsurers which protect against a specified part or all of certain types of losses over stipulated amounts arising from any one occurrence or event. In certain circumstances, reinsurance is also effected by negotiation on individual risks. The amount of each risk retained by the Group is subject to maximum limits which vary by line of business and type of coverage. Retention limits are continually reviewed and are revised periodically as the Group's capacity to underwrite risks changes. Reinsurance contracts do not relieve the Group of its obligation to the policyholders.

     The collectibility of reinsurance is subject to the solvency of the reinsurers. The Group is selective in regard to its reinsurers, placing reinsurance with only those reinsurers with strong balance sheets and superior underwriting ability. The Group monitors the financial strength of its reinsurers on an ongoing basis. As a result, uncollectible amounts have not been significant.

     The severity of catastrophes in recent years has demonstrated to insurers, including the Group, that most assumptions on the damage potential of catastrophes have been too optimistic. The Group maintains records showing concentrations of risks in catastrophe prone areas such as California (earthquakes and brush fires) and the Southeast coast of the United States (hurricanes). The Group continually assesses its concentration of underwriting exposures in catastrophe prone areas and develops strategies to manage its exposure to catastrophic events, subject to regulatory constraints.

     The catastrophe reinsurance market suffered large losses in recent years, particularly in 1992. As a result, the catastrophe reinsurance market's capacity was reduced and the cost of available coverage increased. In response, the Group increased its initial retention limit for each catastrophic event. The Group also raised its reinsurance coverage limits for each event. The Group's current principal catastrophe reinsurance program provides coverage for individual catastrophic events of approximately 60% of losses between $85 million and $300 million.

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

     The process of establishing the liability for unpaid claims and claim adjustment expenses is an imprecise science subject to variables that are influenced by both internal and external factors. This is true because claim settlements to be made in the future will be impacted by changing rates of inflation (particularly medical cost inflation) and other economic conditions, changing legislative, judicial and social environments and changes in the Group's claim handling procedures. In many liability cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to the Group and the settlement of the loss. Approximately 50% of the Group's unpaid claims and claim adjustment expenses at December 31, 1995 were for IBNR--claims which had not yet been reported to the Group, some of which were not yet known to the insured, and future development on reported claims. In spite of this imprecision, financial reporting requirements dictate that insurance companies report a single amount as the estimate of unpaid claims and claim adjustment expenses as of each evaluation date. These estimates are continually reviewed and updated. Any resulting adjustments are reflected in current operating results.

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

     The Group's estimates of losses for unreported claims are principally derived from analyses of historical patterns of the development of paid and reported losses by accident year for each class of business. This process relies on the basic assumption that past experience, adjusted for the effects of current developments and likely trends, is an appropriate basis for predicting future outcomes. For certain classes of business where anticipated loss experience is less predictable because of the small number of claims and/or erratic claim severity patterns, the Group's estimates are based on both expected and actual reported losses. Salvage and subrogation estimates are developed from patterns of actual recoveries.

     The Group's estimates of unpaid claim adjustment expenses are based on analyses of the relationship of projected ultimate claim adjustment expenses to projected ultimate losses for each class of business. Claim staff has discretion to override these expense formulas where judgment indicates such action is appropriate.

     The Group's estimates of reinsurance recoverable related to reported and unreported claims and claim adjustment expenses, which represent the portion of such liabilities that will be recovered from reinsurers, are determined in a manner consistent with the liabilities associated with the reinsured policies.

     The anticipated effect of inflation is implicitly considered when estimating liabilities for unpaid claims and claim adjustment expenses. Estimates of the ultimate value of all unpaid claims are based in part on the development of paid losses, which reflect actual inflation. Inflation is also reflected in the case estimates established on reported open claims which, when combined with paid losses, form another basis to derive estimates of reserves for all unpaid claims. There is no precise method for subsequently evaluating the adequacy of the consideration given to inflation, since claim settlements are affected by many factors.

     The following table provides a reconciliation of the beginning and ending liability for unpaid claims and claim adjustment expenses, net of reinsurance recoverable, and a reconciliation of the ending net liability to the corresponding liability on a gross basis for the years ended December 31, 1995, 1994 and 1993.

                                                                YEARS ENDED DECEMBER 31
                                                             -----------------------------
                                                              1995        1994       1993
                                                              ----        ----       ----
                                                                     (IN MILLIONS)
    Net liability, beginning of year.......................  $6,932.9   $6,450.0   $5,267.6
                                                             --------   --------   --------
    Net incurred claim and claim adjustment expenses
      Provision for claims occurring in the current year...   2,705.8    2,549.1    2,214.3
      Increase in prior years' claims estimate relating to
         an agreement for the settlement of
         asbestos-related
         litigation........................................        --         --      675.0
      Decrease in estimates for other claims occurring in
         prior years.......................................     (35.8)     (29.7)     (10.2)
                                                             --------   --------   --------
                                                              2,670.0    2,519.4    2,879.1
                                                             --------   --------   --------
    Net payments for claims occurring in
      Current year.........................................     737.7      764.5      656.8
      Prior years..........................................   1,250.7    1,272.0    1,039.9
                                                             --------   --------   --------
                                                              1,988.4    2,036.5    1,696.7
                                                             --------   --------   --------
    Net liability, end of year.............................   7,614.5    6,932.9    6,450.0
    Reinsurance recoverable, end of year...................   1,973.7    1,980.3    1,785.4
                                                             --------   --------   --------
    Gross liability, end of year...........................  $9,588.2   $8,913.2   $8,235.4
                                                             ========   ========   ========

     In 1993, Pacific Indemnity entered into a global settlement agreement with Continental Casualty Company (a subsidiary of CNA Financial Corporation), Fibreboard Corporation, and attorneys representing claimants against Fibreboard for all future asbestos-related bodily injury claims against Fibreboard. This settlement relates to an insurance policy issued to Fibreboard by Pacific Indemnity in 1956. Pacific Indemnity and Continental Casualty reached a separate agreement for the handling of all pending asbestos-related bodily injury claims against Fibreboard. At the time the settlement was negotiated, the Group increased its loss reserves by $675 million. The Fibreboard settlement is further discussed in Item 7 of this report on pages 23 through 25.

     As reestimated at December 31, 1995, the liability for unpaid claims and claim adjustment expenses, net of reinsurance recoverable, as established at the previous year-end was redundant by $35.8 million. This compares with favorable development of $29.7 million during 1994 and unfavorable development of $664.8 million during 1993. Such redundancies and deficiency were reflected in the Group's operating results in these respective years. Excluding the $675 million increase in unpaid claims related to the Fibreboard settlement, the Group experienced favorable development of $10.2 million in 1993. Each of the past three years benefited from favorable claim severity trends for certain liability classes; this was offset each year in varying degrees by increases in claims and claim adjustment expenses relating to asbestos and toxic waste claims.

     Unpaid claims and claim adjustment expenses, net of reinsurance recoverable, increased 10% in 1995, after increases of 7% and 22% in 1994 and 1993, respectively. The significant increase in 1993 was primarily due to the $675 million increase related to the Fibreboard settlement. Excluding this $675 million, unpaid claims and claim adjustment expenses increased by 10% in 1993. Substantial reserve growth has occurred each year in those liability coverages, primarily excess liability and executive protection, that are characterized by delayed loss reporting and extended periods of settlement. These coverages represent a significant portion of the Group's business. The Group continues to emphasize early and accurate reserving, inventory management of claims and suits, and control of the dollar value of settlements. The number of outstanding claims at year-end 1995 was approximately 11% higher than the number at year-end 1994, which was in turn 9% higher than that at year-end 1993. Such increases were due in part to a shift for certain classes toward a book of business with more frequent claims.

     The uncertainties relating to unpaid claims, particularly for asbestos and toxic waste claims on insurance policies written many years ago, are discussed in Item 7 of this report on pages 23 through 26.

     The following table provides a reconciliation of the beginning and ending liability for unpaid claims and claim adjustment expenses, net of reinsurance recoverable, related to asbestos and toxic waste claims for the years ended December 31, 1995, 1994 and 1993. Reinsurance recoveries related to such claims are not significant.

                                                                      YEARS ENDED DECEMBER 31
                                     ----------------------------------------------------------------------------------------
                                                 1995                           1994                           1993
                                     --------------------------     --------------------------     --------------------------
                                     FIBREBOARD   ALL               FIBREBOARD   ALL               FIBREBOARD   ALL
                                      RELATED    OTHER    TOTAL      RELATED    OTHER    TOTAL      RELATED    OTHER    TOTAL
                                     ----------  -----    -----     ----------  -----    -----     ----------  -----    -----
                                                                           (IN MILLIONS)
Net liability, beginning of year....  $1,049.4   $240.9  $1,290.3    $1,218.5   $214.4  $1,432.9    $  220.5   $214.9  $  435.4
Net incurred claim and claim
  adjustment expenses...............      10.0    171.8     181.8        35.1     80.1     115.2     1,008.0(a)  67.7   1,075.7
Net payments for claims.............      60.2     68.9     129.1       204.2     53.6     257.8        10.0     68.2      78.2
                                     ----------  ------  --------    ---------  ------  --------    --------   ------  --------
Net liability, end of year..........  $  999.2   $343.8  $1,343.0    $1,049.4   $240.9  $1,290.3    $1,218.5   $214.4  $1,432.9
                                     ==========  ======  ========    ========   ======  ========    =========  ======  ========

---------------

(a) Includes an increase in reserves of $675 million related to the Fibreboard settlement and a reclassification of $300 million of IBNR reserves not previously classified as specific reserves for asbestos claims since it was management's belief that doing so would increase the demands of plaintiffs' attorneys. The $300 million of IBNR reserves had been provided as follows:
    $40 million in 1992, $160 million in 1991, $50 million in 1990, $25 million in 1989 and $25 million in 1988.

     There were approximately 4,700 asbestos claims outstanding at December 31, 1995 compared with 3,400 asbestos claims outstanding at December 31, 1994 and 1993. In 1995, approximately 2,600 claims were opened and 1,300 claims were closed. In 1994, approximately 1,800 claims were opened and the same number were closed. In 1993, approximately 1,000 claims were opened and the same number were closed. Generally, an asbestos claim is established for each lawsuit against an insured where potential liability has been determined to exist under a policy issued by a member of the Group. However, when multiple insurers respond to one or more lawsuits involving an insured and a member of the Group is not the principal insurer in directing the litigation, generally, all asbestos litigation involving that insured is counted as one claim. Therefore, a counted claim can have from one to thousands of claimants. As a result, management does not believe the above claim count data is meaningful for analysis purposes. Indemnity payments per claim have varied over time due primarily to wide variations in insureds, policy terms and types of claims. Management cannot predict whether indemnity payments per claim will increase, decrease or remain the same.

     There were approximately 700 toxic waste claims outstanding at December 31, 1995 compared with 600 toxic waste claims outstanding at December 31, 1994 and 1993. Approximately 300 claims were opened in each of 1995, 1994 and 1993. There were approximately 200 claims closed in 1995 and 300 claims closed in each of 1994 and 1993. Generally, a toxic waste claim is established for each lawsuit, or alleged equivalent, against an insured where potential liability has been determined to exist under a policy issued by a member of the Group. Because indemnity payments to date for toxic waste claims have not been significant in the aggregate and have varied from claim to claim, management cannot determine whether past claims experience will prove to be representative of future claims experience.

     The Group discontinued writing medical malpractice business in 1984 and entered into a stop loss reinsurance agreement effective year-end 1985 relating to such discontinued class of business. In 1993, as a result of favorable loss experience, the medical malpractice gross liability for unpaid claims and claim adjustment expenses and the related reinsurance recoverable under this agreement were each reduced by approximately $125 million. The reinsurance agreement included a commutation provision under which the Group had an option to reassume the remaining liability of the reinsurer as of December 31, 1995 and receive payment of an amount determined by a formula based on experience under the agreement. The Group exercised this option, which resulted in an amount due from the reinsurer of $191.2 million and a reduction in reinsurance recoverable from the reinsurer of $66.2 million. The difference of $125 million represents a return premium to the Group, which was recognized in 1993 at the time the Corporation announced the Group's intention to exercise the commutation option. The amount due from the reinsurer was received in January 1996.

     The table on page 9 presents the subsequent development of the estimated year-end liability for unpaid claims and claim adjustment expenses, net of reinsurance recoverable, for the ten years prior to 1995. The top line of the table shows the estimated liability for unpaid claims and claim adjustment expenses recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and loss adjustment expenses for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Group.

     The upper section of the table shows the reestimated amount of the previously recorded net liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims for each individual year. The increase or decrease is reflected in the current year's operating results. The "cumulative deficiency (redundancy)" as shown in the table represents the aggregate change in the reserve estimates from the original balance sheet dates through December 31, 1995. The amounts noted are cumulative in nature; that is, an increase in a loss estimate that related to a prior period occurrence generates a deficiency in each intermediate year. For example, a deficiency recognized in 1993 relating to losses incurred prior to December 31, 1985, such as that related to the Fibreboard settlement, would be included in the cumulative deficiency amount for each year in the period 1985 through 1992. Yet, the deficiency would be reflected in operating results only in 1993. The effect of changes in estimates of the liabilities for claims occurring in prior years on income before income taxes in each of the past three years is shown in the reconciliation table on page 6.

     The cumulative deficiencies in liability estimates from 1985 through 1992 relate primarily to additional provisions for asbestos and toxic waste claims, particularly the Fibreboard settlement. The cumulative deficiency in the 1985 column was also due to additional provisions for medical malpractice claims as well as the substantially increased severity and complexity of liability claims. The cumulative deficiencies experienced relating to asbestos and toxic waste claims were, to varying degrees, the result of: (1) an increase in the actual number of claims filed; (2) an increase in the number of unasserted claims estimated; (3) an increase in the severity of actual and unasserted claims; and
(4) an increase in litigation costs associated with such claims.

     Conditions and trends that have affected development of the liability for unpaid claims and claim adjustment expenses in the past will not necessarily recur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on the data in this table.

     The middle section of the table on page 9 shows the cumulative amount paid with respect to the reestimated liability as of the end of each succeeding year. For example, in the 1985 column, as of December 31, 1995 the Group had paid $2,456.9 million of the currently estimated $4,036.0 million of claims and claim adjustment expenses that were unpaid at the end of 1985; thus, an estimated $1,579.1 million of losses incurred through 1985 remain unpaid as of December 31, 1995, more than half of which relates to the Fibreboard settlement.

     The lower section of the table shows the gross liability, reinsurance recoverable and net liability recorded at each year-end beginning with 1992 and the reestimation of these amounts as of December 31, 1995. Amounts for years prior to the implementation of Statement of Financial Accounting Standards No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts, have not been presented.

           ANALYSIS OF CLAIM AND CLAIM ADJUSTMENT EXPENSE DEVELOPMENT

                                                                           DECEMBER 31
                                  ----------------------------------------------------------------------------------------------
YEAR ENDED                        1985     1986     1987     1988     1989     1990     1991     1992     1993     1994     1995
                                  ----     ----     ----     ----     ----     ----     ----     ----     ----     ----     ----
                                                                          (IN MILLIONS)
Net Liability for Unpaid Claims
 and Claim Adjustment
 Expenses...................... $1,602.2 $2,141.3 $2,818.6 $3,374.3 $3,880.1 $4,301.1 $4,743.9 $5,267.6 $6,450.0 $6,932.9 $7,614.5

Net Liability Reestimated as
  of:

  One year later...............  1,814.6  2,238.6  2,776.9  3,360.5  3,846.2  4,272.3  4,716.3  5,932.4  6,420.3  6,897.1
  Two years later..............  1,989.3  2,313.9  2,835.9  3,336.0  3,854.2  4,244.7  5,368.5  5,904.1  6,363.1
  Three years later............  2,108.5  2,433.2  2,831.0  3,359.8  3,839.8  4,933.0  5,336.5  5,843.5
  Four years later.............  2,231.2  2,493.3  2,891.7  3,385.1  4,567.4  4,941.7  5,302.6
  Five years later.............  2,353.4  2,585.8  2,961.0  4,203.9  4,602.5  4,969.5
  Six years later..............  2,433.5  2,687.2  3,897.2  4,265.2  4,686.3
  Seven years later............  2,569.0  3,745.2  3,993.7  4,387.6
  Eight years later............  3,673.4  3,865.7  4,157.1
  Nine years later.............  3,797.5  4,067.8
  Ten years later..............  4,036.0

Cumulative Net Deficiency
 (Redundancy)..................  2,433.8  1,926.5  1,338.5  1,013.3    806.2    668.4    558.7    575.9    (86.9)   (35.8)

Cumulative Net Deficiency
  Related to Asbestos and Toxic
  Waste Claims.................  1,939.8  1,911.4  1,845.4  1,754.4  1,625.4  1,480.4  1,232.6  1,072.7    297.0    181.8

Cumulative Amount of
 Net Liability Paid as of:

  One year later...............    658.4    651.3    694.7    761.6    880.4    919.1    931.2  1,039.9  1,272.0  1,250.7
  Two years later..............  1,058.1  1,061.6  1,108.3  1,226.3  1,383.9  1,407.2  1,479.9  1,858.5  1,985.7
  Three years later............  1,356.7  1,362.9  1,419.1  1,555.1  1,715.9  1,808.7  2,083.0  2,332.3
  Four years later.............  1,568.5  1,595.7  1,651.6  1,778.8  1,958.6  2,292.0  2,386.9
  Five years later.............  1,730.0  1,775.3  1,818.2  1,966.1  2,346.9  2,490.2
  Six years later..............  1,867.6  1,907.1  1,961.9  2,307.9  2,500.9
  Seven years later............  1,971.4  2,032.9  2,281.0  2,422.7
  Eight years later............  2,085.5  2,333.6  2,370.5
  Nine years later.............  2,378.5  2,412.6
  Ten years later..............  2,456.9



Gross Liability, End of Year...                                                                $7,220.9 $8,235.4 $8,913.2 $9,588.2
Reinsurance Recoverable, End of
  Year.........................                                                                 1,953.3  1,785.4  1,980.3  1,973.7
                                                                                                -------  -------  -------  -------
Net Liability, End of Year.....                                                                $5,267.6 $6,450.0 $6,932.9 $7,614.5
                                                                                               ======== ======== ======== ========
Reestimated Gross Liability....                                                                $7,785.9 $8,279.3 $8,971.7
Reestimated Reinsurance
  Recoverable..................                                                                 1,942.4  1,916.2  2,074.6
                                                                                                -------  -------  -------
Reestimated Net Liability......                                                                $5,843.5 $6,363.1 $6,897.1
                                                                                                =======  =======  =======
Cumulative Gross Deficiency....                                                                $  565.0 $   43.9 $   58.5
                                                                                                =======  =======  =======

---------------

The cumulative deficiencies for the years 1985 through 1992 include the effect of the $675 million increase in claims and claim adjustment expenses related to the Fibreboard settlement.

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

                                                                            DECEMBER 31
                                                                       --------------------
                                                                        1995         1994
                                                                        ----         ----
                                                                        (IN MILLIONS)
    Net liability reported on a statutory basis -- U.S.
      subsidiaries.................................................  $7,235.9     $6,661.0
    Additions (reductions):
      Unpaid claims and claim adjustment expenses of foreign
         subsidiaries..............................................     433.0        375.8
      Medical malpractice stop loss reinsurance and other reserve
         differences...............................................     (54.4)      (103.9)
                                                                     ---------    ---------
    Net liability reported on a GAAP basis.........................  $7,614.5     $6,932.9
                                                                     =========    =========

  Investments

     For each member of the Group, current investment policy is implemented by management which reports to its Board of Directors.

     The main objectives of the investment portfolio of the Group are to maximize after-tax investment income and total investment returns while minimizing credit risks as well as to provide maximum support to the insurance underwriting operations. To accomplish this, the investment function must be highly integrated with the operating functions and capable of responding to the changing conditions in the marketplace. Investment strategies are developed based on many factors including underwriting results and the Group's resulting tax position, fluctuations in interest rates and regulatory requirements.

     The investment portfolio of the Group is primarily comprised of high quality bonds, principally tax-exempt, U.S. Treasury, government agency and corporate issues. In addition, the portfolio includes common stocks held primarily with the objective of capital appreciation.

     In 1995, the Group invested new cash primarily in tax-exempt bonds. In 1994, the Group invested new cash primarily in taxable bonds and, to a lesser extent, tax-exempt bonds while reducing its equity security portfolio. At December 31, 1995, 73% of the Group's fixed maturity portfolio was invested in tax-exempt bonds compared with 71% at the previous year-end.

     The investment results of the Group for each of the past three years are shown in the following table.

                                           AVERAGE                         PERCENT EARNED
                                           INVESTED      INVESTMENT    -----------------------
        YEAR                              ASSETS(a)      INCOME(b)     BEFORE TAX    AFTER TAX
        ----                              ----------     ----------    ----------    ---------
                                               (IN THOUSANDS)
        1993............................  $8,085,302      $529,591         6.6%         5.6%
        1994............................   8,715,877       560,481         6.4          5.4
        1995............................   9,342,295       602,987         6.5          5.4

---------------
     (a) Average of amounts at beginning and end of year with fixed maturity securities at amortized cost and equity securities at market value.

     (b) Investment income after deduction of investment expenses, but before applicable income tax, excluding income from rental of real estate and fixed assets.

CHUBB & SON INC.

     Chubb & Son Inc., a wholly-owned subsidiary of the Corporation, was incorporated in 1959 under the laws of New York as a successor to the partnership of Chubb & Son which was organized in 1882 by Thomas Caldecot Chubb to act as underwriter and manager of insurance companies. Chubb & Son Inc. is the manager of Federal, Vigilant, Great Northern, Chubb Custom, Chubb National, Chubb Indemnity and Chubb New Jersey. Chubb & Son Inc. also provides certain services to Pacific Indemnity and other members of the Property and Casualty Insurance Group for which it is reimbursed.

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

LIFE AND HEALTH INSURANCE GROUP

     The Life and Health Insurance Group (Life Group) includes Chubb Life Insurance Company of America (Chubb Life), its wholly-owned subsidiaries, The Colonial Life Insurance Company of America (Colonial) and Chubb Sovereign Life Insurance Company (Sovereign), and ChubbHealth, Inc. (ChubbHealth), a joint venture with Healthsource, Inc. Effective March 1, 1996, Colonial changed its name to Chubb Colonial Life Insurance Company.

     The Life Group, which markets a wide variety of insurance and investment products, is principally engaged in the sale of personal and group life and health insurance as well as annuity contracts. These products, some of which combine life insurance and investment attributes, include traditional insurance products such as term life, whole life, and accident and health insurance, as well as fixed premium interest-sensitive life, universal life and variable universal life insurance and mutual funds. Managed care services are provided through ChubbHealth, a health maintenance organization (HMO) operating in New York and New Jersey. The target market of the Life Group is small- to medium-sized business establishments and those individuals, often the proprietors of such businesses, interested in estate planning and wealth creation.

     One or more of the companies in the Life Group are licensed and transact business in each of the 50 states of the United States, the District of Columbia, Puerto Rico, Guam and the Virgin Islands. Personal life and health insurance is produced primarily through approximately 1,600 personal producing general agents. Group life and traditional health insurance is produced through approximately 4,500 brokers. Managed care products are produced primarily through approximately 1,500 brokers.

     The executive, accounting, actuarial and administrative activities of the Life Group are located at the Chubb Life headquarters in Concord, New Hampshire. The personal insurance operations are in Concord and Chattanooga, Tennessee. The group insurance operations are mainly located in Parsippany, New Jersey. ChubbHealth's network management and medical review activities are located in New York, New York.

     The following tables present highlights of the Life Group.

                            LIFE INSURANCE IN-FORCE*

                              PERSONAL
               --------------------------------------
               NON-PARTICIPATING       PARTICIPATING            GROUP                 TOTAL
               -------------------   ----------------     -----------------     ------------------
YEAR           AMOUNT     PERCENT     AMOUNT  PERCENT     AMOUNT    PERCENT     AMOUNT     PERCENT
----           ------     -------     ------  -------     ------    -------     ------     -------
                                                 (IN THOUSANDS)
1993........  $47,740,633    88.0%   $81,278      .1%    $6,460,954    11.9%   $54,282,865    100%
1994........   55,933,398    90.7     77,990      .1      5,688,639     9.2     61,700,027    100
1995........   63,646,653    95.5     72,155      .1      2,942,956     4.4     66,661,764    100

---------------
     * Before deduction for reinsurance ceded.

                  PREMIUM AND POLICY CHARGE REVENUES BY CLASS

                                 PERSONAL                                          GROUP
           -----------------------------------------------------    ------------------------------------
                                ACCIDENT AND                                             ACCIDENT AND
            ORDINARY LIFE          HEALTH           ANNUITIES             LIFE              HEALTH
           ----------------   ----------------   ---------------    ----------------    ----------------
YEAR       AMOUNT   PERCENT   AMOUNT   PERCENT   AMOUNT  PERCENT    AMOUNT   PERCENT    AMOUNT   PERCENT
----       ------   -------   ------   -------   ------  -------    ------   -------    ------   -------
                                                  (IN THOUSANDS)
1993....  $216,591    27.0%   $19,121    2.4%    $4,294     .5%     $47,041    5.9%    $514,189    64.2%
1994....   248,850    29.8     19,426    2.3      3,670     .4       44,301    5.3      520,046    62.2
1995....   285,323    45.8     20,207    3.2      5,745     .9       22,925    3.7      288,737    46.4

                    REVENUES, ASSETS AND CAPITAL AND SURPLUS

                                             TOTAL
                                            PREMIUMS        GROSS                       CAPITAL
                                           AND POLICY     INVESTMENT                      AND
YEAR                                        CHARGES         INCOME        ASSETS        SURPLUS
----                                       ----------     ----------      ------        --------
                                                              (IN THOUSANDS)
1993.....................................   $801,236       $205,891     $3,529,802      $758,419
1994.....................................    836,293        208,745      3,760,079       731,810
1995.....................................    622,937        232,950      4,275,365       844,645

     The main objective of the investment portfolio of the Life Group is to earn a rate of return in excess of that required to satisfy the obligations to policyholders and to cover expenses. The portfolio of the Life Group is primarily comprised of mortgage-backed securities and corporate bonds. The Life Group invests predominantly in investment grade fixed-income securities with cash flows and maturities which are consistent with life insurance liability characteristics. The investment strategy emphasizes maintaining portfolio quality while achieving competitive investment yields. The investment results of the Life Group for each of the past three years are shown in the following table.

                                                AVERAGE
                                               INVESTED        INVESTMENT       PERCENT
        YEAR                                   ASSETS(a)       INCOME(b)        EARNED
        ----                                   ---------       ----------       ------
                                                     (IN THOUSANDS)
        1993................................  $2,341,028        $202,771          8.7%
        1994................................   2,544,945         205,451          8.1
        1995................................   2,740,921         229,181          8.4

---------------
     (a) Average of amounts at beginning and end of year with fixed maturity securities at amortized cost and equity securities at market value.

     (b) Investment income after deduction of investment expenses, but before applicable income tax, excluding income from real estate.

  Reinsurance

     The Life Group, in accordance with common industry practice, reinsures with other companies portions of the life insurance risks it underwrites. At the present time, the maximum amount of life insurance retained on any one life by the Life Group is $1,250,000, excluding accidental death benefits. Including accidental death benefits, the Life Group accepts a maximum net retention of $1,400,000.

  Policy Liabilities

     Premium receipts from universal life and other interest-sensitive contracts are established as policyholder account balances. Charges for the cost of insurance and policy administration are assessed against the policyholder account balance. The amount remaining after such charges represents the policy liability before applicable surrender charges.

     Benefit reserves on individual life insurance contracts with fixed and guaranteed premiums and benefits are computed so that amounts, with additions from actuarial net premiums to be received and with interest on such reserves compounded annually at certain assumed rates, will be sufficient to meet expected policy obligations. In accordance with generally accepted accounting principles, certain additional factors are considered in the reserve computation as more fully set forth in Note (1)(e) of the notes to consolidated financial statements incorporated by reference from the Corporation's 1995 Annual Report to Shareholders.

     Group life reserves represent the unearned premium. Group medical reserves are computed utilizing "lag and adjusted lag" methods. These methods take into account historical claim experience and adjust for anticipated medical inflation and changes in claim backlog.

REAL ESTATE GROUP

     The Real Estate Group is composed of Bellemead Development Corporation and its subsidiaries. The Real Estate Group is involved with commercial and residential real estate development.

     The Real Estate Group develops real estate properties itself rather than through third party developers. It is distinguished from most other real estate developers in that it coordinates all phases of the development process from concept to completion. The services offered to its customers include land acquisition, site planning, architecture, engineering, construction, financing, marketing and property management. Upon completion of development, the commercial properties may be either owned and operated for the Real Estate Group's own account or sold to third parties. The Real Estate Group directly manages virtually all of the commercial properties which it either owns or has sold and retained interests in through secured loans. The Real Estate Group's continuing investment interests in joint ventures generally consist of the ownership and lease of the underlying land and the management and operation of the buildings.

     The Real Estate Group's commercial development activities traditionally centered around acquiring suburban, multi-site land parcels in locations considered prime for office development and then developing the land in progressive stages. In the late 1980s, the Real Estate Group expanded its activities to include a few metropolitan office building projects. Commercial development activities are primarily in northern and central New Jersey with additional operations in Connecticut, Florida, Illinois, Kansas, Maryland, Michigan, Pennsylvania, Texas and the District of Columbia.

     The Real Estate Group owns 4,436,000 square feet of office and industrial space, of which 92% is leased. The Real Estate Group has varying interests in an additional 6,014,000 square feet of office and industrial space which is 96% leased.

     Residential development activities of the Real Estate Group consist of the development and sale of condominiums and townhomes in central Florida and northern New Jersey.

     The Real Estate Group currently has undeveloped land holdings of approximately 4,250 acres, with primary holdings in New Jersey and Florida and lesser holdings in six additional states.

REGULATION, PREMIUM RATES AND COMPETITION

     The Corporation is a holding company primarily engaged, through subsidiaries, in the insurance business and is therefore subject to regulation by certain states as an insurance holding company. All states have enacted legislation which regulates insurance holding company systems such as the

Corporation and its subsidiaries. This legislation generally provides that each insurance company in the system is required to register with the department of insurance of its state of domicile and furnish information concerning the operations of companies within the holding company system which may materially affect the operations, management or financial condition of the insurers within the system. All transactions within a holding company system affecting insurers must be fair and equitable. Notice to the insurance commissioners is required prior to the consummation of transactions affecting the ownership or control of an insurer and of certain material transactions between an insurer and any person in its holding company system and, in addition, certain of such transactions cannot be consummated without the commissioners' prior approval.

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

     The extent of insurance regulation on business outside the United States varies significantly among the countries in which the Group operates. Some countries have minimal regulatory requirements, while others regulate insurers extensively. Foreign insurers in many countries are faced with greater restrictions than domestic competitors. In certain countries, the Group has incorporated insurance subsidiaries locally to improve its position.

     In December 1993, the National Association of Insurance Commissioners adopted a risk-based capital formula for property and casualty insurance companies which was applied for the first time as of year-end 1994. This formula is used by state regulatory authorities to identify insurance companies which may be undercapitalized and which merit further regulatory attention. The formula prescribes a series of risk measurements to determine a minimum capital amount for an insurance company, based on the profile of the individual company. The ratio of a company's actual policyholders' surplus to its minimum capital requirement will determine whether any state regulatory action is required. At December 31, 1995, each member of the Group had more than sufficient capital to meet the risk-based capital requirement.

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

     There are approximately 3,900 property and casualty insurance companies in the United States operating independently or in groups and no single company or group is dominant. According to A.M. Best, the Group is the 12th largest United States property and casualty insurance group based on 1994 net premiums written. The relatively large size and underwriting capacity of the Group provide opportunities not available to smaller companies.

     The property and casualty insurance industry has a history of cyclical performance with successive periods of deterioration and improvement over time. The industry and the Group experienced substantial underwriting losses from 1980 through 1984. Beginning in 1984, the industry and the Group were able to increase prices and tighten underwriting terms. Substantial price increases were achieved in most commercial lines from 1984 through 1986. Price competition increased in the property and casualty marketplace during 1987 and has continued through 1995, particularly in the commercial classes. In 1993, property related business experienced some rate firming in the wake of the unprecedented catastrophes of 1992; such prices remained stable in 1994 and 1995 despite the significant catastrophe losses experienced by the industry. Price increases in casualty classes continue to be difficult to achieve. The Group continues to be selective in the writing of new business and to reinforce the sound relationships with customers who appreciate the stability, expertise and added value the Group provides. In the personal lines, the regulatory climate for obtaining rate increases continues to be difficult.

     In all states, insurers authorized to transact certain classes of property and casualty insurance are required to become members of an insolvency fund. In the event of the insolvency of a licensed insurer writing a class of insurance covered by the fund in the state, all members are assessed to pay certain claims against the insolvent insurer. Fund assessments are proportionately based on the members' written premiums for the classes of insurance written by the insolvent insurer. A portion of these assessments is recovered in certain states through premium tax offsets and policyholder surcharges. In 1995, such assessments to the members of the Group amounted to approximately $1 million. The amount of future assessments cannot be reasonably estimated.

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

  Life and Health Insurance

     The members of the Life Group are subject to regulation and supervision in each state in which they do business. Such regulation and supervision is generally of the character indicated in the first paragraph under the preceding caption, "Property and Casualty Insurance." The risk-based capital formula for life and health insurers was first effective as of year-end 1993. Each member of the Life Group had more than sufficient capital at December 31, 1995 to meet the risk-based capital requirement.

     The Life Group operates in a highly competitive industry in which it does not hold a significant market share. The Life Group competes in the personal insurance market not only with other life insurance companies but also with other financial institutions. By offering a full line of products, including interest-sensitive and variable products, both with and without life contingencies, the Life Group meets this competition for its selected customer group. The Life Group continues to operate in the small group health insurance market, principally in New York and New Jersey, by offering managed care services through ChubbHealth as well as traditional indemnity products. In 1993, New York and New Jersey adopted legislation which significantly affected the manner in which the Life Group and other small group health indemnity insurers conduct business. In general, the laws eliminated health insurance underwriting, created community based rating and limited pre-existing condition exclusions for insured groups with fewer than 50 covered lives. Because of the continuing adverse effects of the legislative changes and other health industry factors on the Life Group's group health results, management is evaluating the Life Group's future role in the traditional indemnity and managed care markets.

     Members of the Life Group also participate in insolvency funds. In 1995, insolvency fund assessments to the members of the Life Group amounted to approximately $2 million.

     There are approximately 1,800 legal reserve life insurance companies in the United States. According to the National Underwriter, a trade publication, as of January 1, 1995, Chubb Life, Sovereign and Colonial ranked 60th, 155th and 190th, respectively, among such companies based on total insurance in-force.

  Legislative and Judicial Developments

     Although the federal government and its regulatory agencies generally do not directly regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways. Current and proposed federal measures which may significantly affect the insurance business include securities litigation reform, tort reform, toxic waste removal and liability measures, health care reform initiatives, containment of medical care costs, limitations on health insurance premiums, employee benefits regulation, automobile safety regulation, financial services deregulation including the removal of barriers preventing banks from engaging in the insurance business, the taxation of insurance companies and the tax treatment of insurance products.

     Enacted and contemplated health care reform on both a national and state level are reshaping the health insurance industry. Although federal legislation on health insurance did not pass Congress in 1995, the Clinton Administration and certain members of Congress may pursue some form of health care reform. Significant changes, if they occur, are not expected to become operational for some time. It is currently not possible to predict the long term impact of health care reforms on the Life Group's business.

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

ITEM 2.  PROPERTIES

     The executive offices of the Corporation and the administrative offices of the Property and Casualty Group are in Warren, New Jersey. The Life Group has its administrative offices in Concord, New Hampshire; Parsippany, New Jersey and Chattanooga, Tennessee. The Real Estate Group's corporate headquarters is located in Roseland, New Jersey. The insurance subsidiaries maintain zone administrative and branch offices in major cities throughout the United States, and members of the Property and Casualty Insurance Group also have offices in Canada, Europe, Australia, the Far East and Latin America. Office facilities are leased with the exception of buildings in Branchburg, New Jersey and Chattanooga, and a portion of the Life Group's home office complex in Concord. Management considers its office facilities suitable and adequate for the current level of operations. See Note (11) of the notes to consolidated financial statements incorporated by reference from the Corporation's 1995 Annual Report to Shareholders.

ITEM 3.  LEGAL PROCEEDINGS

     The Corporation and its subsidiaries are defendants in various lawsuits arising out of their businesses. It is the opinion of management that the final outcome of these matters will not materially affect the consolidated financial position of the registrant.

     Information regarding certain litigation to which property and casualty insurance subsidiaries of the Corporation are a party is included in Item 7 of this report on pages 23 through 25.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the shareholders during the last quarter of the year ended December 31, 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                        YEAR OF
                                                                              AGE(a)   ELECTION(b)
                                                                              ------   ----------
Dean R. O'Hare, Chairman and President of the Corporation...................    53       1972

Douglas A. Batting, Executive Vice President of Chubb & Son Inc. ...........    53       1996

John P. Cavoores, Executive Vice President of Chubb & Son Inc...............    38       1996

Percy Chubb, III, Vice Chairman of the Corporation..........................    61       1971

Randell G. Craig, Executive Vice President of Chubb Life....................    50       1994

Robert P. Crawford, Jr., Executive Vice President of the Corporation........    54       1994

John J. Degnan, Senior Vice President of the Corporation....................    51       1994

Gail E. Devlin, Senior Vice President of the Corporation....................    57       1981

Edward Dunlop, Senior Vice President of the Corporation.....................    55       1995

David S. Fowler, Senior Vice President of the Corporation...................    50       1989

Henry G. Gulick, Vice President and Secretary of the Corporation............    52       1975

Charles M. Luchs, Executive Vice President of Chubb & Son Inc. .............    56       1996

Brian W. Nocco, Senior Vice President of the Corporation....................    44       1994

Donn H. Norton, Executive Vice President of the Corporation.................    54       1985

Michael O'Reilly, Senior Vice President of the Corporation..................    52       1976

Robert Rusis, Senior Vice President and General Counsel of the Corporation..    62       1990

Henry B. Schram, Senior Vice President of the Corporation...................    49       1985

Theresa M. Stone, Executive Vice President of the Corporation...............    51       1990

---------------

     (a) Ages listed above are as of April 23, 1996.

     (b) Date indicates year first elected or designated as an executive officer.

     All of the foregoing officers serve at the pleasure of the Board of Directors of the Corporation or listed subsidiary and have been employees of the Corporation or a subsidiary of the Corporation for more than five years except for Brian W. Nocco. Mr. Nocco, who joined the Corporation in 1994, was previously Treasurer of Continental Bank Corp.

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     Incorporated by reference from the Corporation's 1995 Annual Report to Shareholders, page 69.

ITEM 6.  SELECTED FINANCIAL DATA

     Selected financial data for the five years ended December 31, 1995 are incorporated by reference from the Corporation's 1995 Annual Report to Shareholders, pages 42 and 43.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion presents our past results and our expectations for the near term future. The supplementary financial information and consolidated financial statements and related notes, all of which are integral parts of the following analysis of our results and our financial position, are incorporated by reference from the Corporation's 1995 Annual Report to Shareholders, pages 15, 16 and 44 through 66.

     Net income amounted to $697 million in 1995 compared with $528 million in 1994 and $324 million in 1993. Net income in 1993 reflected a net charge of $357 million after taxes related to an agreement for the settlement of asbestos-related litigation as well as the Corporation's decision to exercise its option to commute an unrelated medical malpractice reinsurance agreement. Net income in 1993 also reflected a one-time charge of $20 million for the cumulative effect of adopting new accounting requirements for postretirement benefits other than pensions and for income taxes.

     Net income included realized investment gains after taxes of $85 million, $41 million and $152 million in 1995, 1994 and 1993, respectively. Decisions to sell securities are governed principally by considerations of investment opportunities and tax consequences. Thus, realized investment gains and losses may vary significantly from year to year. As a result, net income may not be indicative of our operating performance for the period.

PROPERTY AND CASUALTY INSURANCE

     Property and casualty income was significantly higher in 1995 than in 1994; such 1994 income was significantly higher than that in 1993. Results in 1993 were adversely affected by a $675 million increase in loss reserves related to an agreement for the settlement of asbestos-related litigation (the "$675 million charge"), which is further described under Loss Reserves. The $675 million charge was partially offset by a $125 million return premium to our property and casualty insurance subsidiaries related to the Corporation's decision to exercise its option to commute a medical malpractice reinsurance agreement (the "$125 million return premium").

     Property and casualty income after taxes was $563 million in 1995 compared with $467 million in 1994 and $118 million in 1993. Excluding the effects of the $675 million charge and the $125 million return premium, property and casualty income after taxes was $475 million in 1993. Earnings in 1995 benefited from highly profitable underwriting results and an increase in investment income compared with 1994. Earnings in 1994 were adversely affected by higher catastrophe losses, resulting from the earthquake in California and the winter storms in the eastern and midwestern parts of the United States in the first quarter. Investment income increased modestly in 1994 compared with the prior year.

     Catastrophe losses were $64 million in 1995 compared with $169 million in 1994 and $89 million in 1993. Our initial retention level for each catastrophic event is approximately $85 million. We did not have any recoveries from our catastrophe reinsurance coverage during the past three years since there were no individual catastrophes for which our losses exceeded the initial retention.

     Net premiums written amounted to $4.3 billion in 1995, an increase of 9% compared with 1994. Net premiums written in 1994 increased 12% compared with 1993, after excluding the $125 million return premium from the 1993 amount. Personal coverages accounted for $852 million or 20% of 1995 premiums written, standard commercial coverages for $1,456 million or 34%, specialty commercial coverages for $1,627 million or 38% and reinsurance assumed for $371 million or 8%. The marketplace continued to be competitive, particularly in the commercial classes. Price increases in the casualty classes have been difficult to achieve for several years. Prices for property classes have remained stable in the past two years, despite the significant catastrophe losses experienced by the industry. Premium growth in 1995 and 1994 was due primarily to the selective writing of new business and exposure growth on existing business. A significant portion of premium growth in both years was achieved outside the United States, from our expanding international branch network and our participation in the business of the Sun Alliance Group plc.

     Underwriting results were highly profitable in 1995 compared with near breakeven results in 1994. Underwriting results were extremely unprofitable in 1993 due to the adverse effect of the $675 million charge. The combined loss and expense ratio, the common measure of underwriting profitability, was 96.8% in 1995 compared with 99.5% in 1994 and 114.8% in 1993. Excluding the effects of the $675 million charge and the $125 million return premium, the combined loss and expense ratio was 99.0% in 1993.

     The loss ratio was 64.7% in 1995 compared with 67.0% in 1994 and 82.5% in 1993. Excluding the effects of the $675 million charge and the $125 million return premium, the loss ratio was 65.5% in 1993. The loss ratios continue to reflect the favorable experience resulting from the consistent application of our disciplined underwriting standards. Losses from catastrophes represented 1.5, 4.5 and 2.5 percentage points of the loss ratio in 1995, 1994 and 1993, respectively.

     Our expense ratio was 32.1% in 1995 compared with 32.5% in 1994 and 32.3% in 1993. Excluding the effect of the $125 million return premium, the expense ratio was 33.5% in 1993. The expense ratio in 1995 and 1994 benefited from growth in written premiums at a greater rate than the increase in overhead expenses. Expenses were reduced by contingent profit sharing accruals of $11 million in 1994 and $9 million in 1993 relating to the medical malpractice reinsurance agreement.

     After a review of the cost of our casualty excess of loss reinsurance, we modified the program, principally for excess liability and executive protection coverages, effective January 1, 1996. The changes include an increase in the initial retention for each loss from $5 million to $10 million and an increase in the initial aggregate amount of losses that we will retain for each year before reinsurance becomes available. These changes in our casualty reinsurance program are expected to increase net premiums written in 1996 by approximately $100 million.

     For many years, a portion of the U.S. insurance business written by the Corporation's property and casualty subsidiaries has been reinsured on a quota share basis with a subsidiary of Sun Alliance. Similarly, a subsidiary of the Corporation has assumed a portion of Sun Alliance's property and casualty business on a quota share basis, such participation having increased in recent years. Effective January 1, 1996, the agreements pertaining to the exchange of reinsurance were amended to reduce the portion of each company's business that is reinsured with the other. As a result, our property and casualty subsidiaries will retain a greater portion of the business they write directly and will reduce the amount of reinsurance they assume from Sun Alliance. As a result of the changes to the agreements with Sun Alliance, our net premiums written are expected to increase by approximately $100 million in 1996. The terms of the reinsurance agreements with Sun Alliance will be reviewed annually, at which time further reductions in the portion of each company's business that is reinsured with the other may occur.

     The impact on underwriting results in 1996 of the changes to our casualty reinsurance program and to the agreements with Sun Alliance is not expected to be significant.

PERSONAL INSURANCE

     Premiums from personal insurance increased 5% in 1995 compared with 1994; such premiums in 1994 were virtually unchanged from 1993. Our disciplined approach to pricing and risk selection, together with our efforts to control exposure in catastrophe prone areas, made it difficult to increase homeowners and other non-automobile business. However, gradual progress was made in 1995 to increase premiums written in non-catastrophe prone areas. Personal automobile premiums increased modestly in 1995 as the result of our marketing efforts to provide coverage for high value automobiles.

     Our personal insurance business produced a substantial underwriting profit in 1995 compared with breakeven results in 1994 and an underwriting profit in 1993. The combined loss and expense ratio was 87.5% in 1995 compared with 100.3% in 1994 and 95.8% in 1993. Results in each of our personal classes of business improved significantly in 1995.

     Homeowners results were profitable in 1995, benefiting from lower catastrophe losses, fewer large losses and a reduction in non-catastrophe loss frequency. Results were adversely affected by significant catastrophe losses in each of the past three years, but particularly in 1994 due to the winter storms and, to a lesser extent, the California earthquake. Catastrophe losses represented 10.4 percentage points of the loss ratio for this class in 1995 compared with 19.6 percentage points in 1994 and 13.4 percentage points in 1993. Other personal coverages, which include insurance for personal valuables and excess liability, were increasingly profitable in 1994 and 1995. Personal excess liability results improved in both years due to favorable loss experience. Our automobile business produced profitable results in each of the last three years. Results in 1995 were particularly strong due to lower loss frequency and severity. Automobile results were adversely affected each year by losses from the mandated business that we are required by law to accept for those individuals who cannot obtain coverage in the voluntary market.

STANDARD COMMERCIAL INSURANCE

     Premiums from standard commercial insurance, which include coverages for multiple peril, casualty and workers' compensation, increased 9% in 1995 compared with 1994. Premiums in 1994 were 11% higher than in 1993, after excluding the $125 million return premium discussed below from the 1993 premium amounts. Market competition has continued to place significant pressure on prices. Premium growth in both years was due primarily to the selective writing of new accounts and exposure growth on existing business. Premium growth in 1994 and 1995 for multiple peril was particularly strong outside the United States.

     Medical malpractice business, which we stopped writing in 1984, was reinsured effective year-end 1985. The reinsurance agreement included a commutation provision under which our property and casualty subsidiaries had an option to reassume the remaining liability of the reinsurer as of December 31, 1995 and receive payment of an amount determined by a formula based on experience under the agreement. The property and casualty subsidiaries exercised this option, which resulted in an amount due from the reinsurer of $191 million and a reduction in reinsurance recoverable from the reinsurer of $66 million. The difference of $125 million represents a return premium to our property and casualty subsidiaries, which was recognized in 1993 at the time the Corporation announced its intention to exercise the commutation option. The amount due from the reinsurer was received in January 1996.

     Our standard commercial results were unprofitable in each of the past three years. The combined loss and expense ratio was 108.8% in 1995 compared with 107.6% in 1994 and 149.7% in 1993. Results were extremely unprofitable in 1993 due to the adverse effect of the $675 million charge. Excluding the effects of that charge and the $125 million return premium, the combined loss and expense ratio was 107.6% in 1993.

     Casualty results in 1993 included the effects of the $675 million charge and the $125 million return premium. Excluding the effects of these items, casualty results deteriorated in 1994. Casualty results deteriorated further in 1995. In each of the past three years, casualty results have been adversely affected in varying degrees by increases in loss reserves for asbestos-related and toxic waste claims. The substantial deterioration in 1995 was due to a larger increase in such reserves compared with the prior year. The excess liability component of our casualty coverages has remained profitable due to favorable loss experience in this class. Results in the automobile component were also profitable in each of the last three years.

     Multiple peril results improved in 1995 but remained unprofitable. Results in the property component of this business improved in 1995 due to an absence of catastrophe losses. Results in 1994 were adversely affected by significant catastrophe losses, primarily from the earthquake in California. Catastrophe losses for this class represented 0.9 of a percentage point of the loss ratio for 1995 compared with 8.4 percentage points in 1994 and 3.6 percentage points in 1993. The liability component of this business was particularly unprofitable in 1993 due to an increased frequency and severity of losses.

     Workers' compensation results improved substantially in 1994 and 1995. Results were profitable in 1995 compared with unprofitable results in the prior two years. Results in our voluntary business have benefited from rate increases, reform of the benefit provisions of workers' compensation laws in many states, and the impact of medical cost containment and disability management activities. Results from our share of the involuntary pools and mandatory business in which we must participate by law also benefited from these positive factors.

SPECIALTY COMMERCIAL INSURANCE

     Premiums from specialty commercial business increased by 10% in 1995 compared with 16% in 1994. Premium increases for our executive protection and financial fidelity coverages were due primarily to new business opportunities. Our strategy of working closely with our customers and our ability to differentiate our products have enabled us to renew a large percentage of this business. Growth in several of our specialty classes was particularly strong outside the United States in both years.

     Our specialty commercial business produced substantial underwriting profits in each of the past three years with combined loss and expense ratios of 90.4% in 1995, 91.7% in 1994 and 91.0% in 1993. Our executive protection and financial fidelity results were highly profitable in each year due to favorable loss experience. Results in the non-fidelity portion of our financial institutions business improved in 1995; results for these coverages had deteriorated in 1994 due in part to several large losses. Surety results were unprofitable in 1995 due to several large losses compared with profitable results in 1994 and 1993.

     Marine results were profitable in 1995 compared with unprofitable results in 1994 and profitable results in 1993. Results in 1994 were adversely affected by significant catastrophe losses, resulting primarily from the earthquake in California. Results in our smaller specialty classes were near breakeven in 1995 and 1994. These classes were unprofitable in 1993 due primarily to an increased frequency of large losses.

REINSURANCE ASSUMED

     Premiums from reinsurance assumed, which is primarily treaty reinsurance assumed from Sun Alliance, increased 15% in 1995 compared with 37% in 1994. The growth in both years was primarily due to an increase in our participation in the business of Sun Alliance. Premium growth in 1994 also benefited from a firming of rates, primarily in the United Kingdom.

     Underwriting results for this segment were near breakeven in 1995 and 1994 compared with unprofitable results in 1993. The combined loss and expense ratio was 99.1% in 1995 compared with 100.2% in 1994 and 111.8% in 1993. Results in 1995 and 1994 benefited from rating measures taken by Sun Alliance as well as favorable weather conditions in the United Kingdom.

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

     In May 1995, our property and casualty subsidiaries reached an agreement with the California Insurance Department to refund premiums, with interest, totaling $6.7 million related to business written during the rollback period. The agreement settles all rollback refund obligations of the property and casualty subsidiaries related to Proposition 103. A consumer group challenged the rollback settlement. In December 1995, an administrative law judge affirmed the rollback settlement. The California Insurance Commissioner has adopted the judge's decision and the period during which the Commissioner's action could be appealed has expired.

LOSS RESERVES

     Loss reserves are our property and casualty subsidiaries' largest liability. At the end of 1995, gross loss reserves totaled $9.6 billion compared with $8.9 billion and $8.2 billion at year-end 1994 and 1993, respectively. Reinsurance recoverable on such loss reserves was $2.0 billion at year-end 1995 and 1994 compared with $1.8 billion at the end of 1993. Loss reserves, net of reinsurance recoverable, increased 10% in 1995 compared with 7% in 1994. Loss reserves included $1.0 billion, $1.05 billion and $1.2 billion at year-end 1995, 1994 and 1993, respectively, related to the settlement of asbestos-related claims against Fibreboard Corporation, which is discussed below. Excluding such reserves, loss reserves, net of reinsurance recoverable, increased 12% in both 1995 and 1994. Substantial reserve growth has occurred each year in those liability coverages, primarily excess liability and executive protection, that are characterized by delayed loss reporting and extended periods of settlement.

     During 1995, we experienced overall favorable development of $36 million on loss reserves established as of the previous year-end. This compares with favorable development of $30 million in 1994 and unfavorable development of $665 million in 1993. Such redundancies and deficiency were reflected in operating results in these respective years. Excluding the effect of the $675 million increase in loss reserves related to the Fibreboard settlement, we experienced favorable development of $10 million in 1993. Each of the past three years benefited from favorable claim severity trends for certain liability classes; this was offset each year in varying degrees by increases in loss reserves relating to asbestos and toxic waste claims.

     The process of establishing loss reserves is an imprecise science and reflects significant judgmental factors. In many liability cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss and the settlement of the loss. In fact, approximately 50% of our loss reserves at December 31, 1995 were for claims that had not yet been reported to us, some of which were not yet known to the insured, and for future development on reported claims.

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

     Our most costly asbestos exposure relates to an insurance policy issued to Fibreboard Corporation by Pacific Indemnity Company in 1956. In 1993, Pacific Indemnity Company, a subsidiary of the Corporation, entered into a global settlement agreement with Continental Casualty Company (a subsidiary of CNA Financial Corporation), Fibreboard Corporation, and attorneys representing claimants against Fibreboard for all future asbestos-related bodily injury claims against Fibreboard. This agreement is subject to final appellate court approval. Pursuant to the global settlement agreement, a $1.525 billion trust fund will be established to pay future claims, which are claims that were not filed in court before August 27, 1993. Pacific Indemnity will contribute approximately $538 million to the trust fund and Continental Casualty will contribute the remaining amount. In December 1993, upon execution of the global settlement agreement, Pacific Indemnity and Continental Casualty paid their respective shares into an escrow account. Upon final court approval of the settlement, the amount in the escrow account, including interest earned thereon, will be transferred to the trust fund. All of the parties have agreed to use their best efforts to seek final court approval of the global settlement agreement.

     Pacific Indemnity and Continental Casualty have reached a separate agreement for the handling of all asbestos-related bodily injury claims pending on August 26, 1993 against Fibreboard. In February 1995, the agreement was amended to extend for several years the period over which Pacific Indemnity will pay its remaining obligation, plus interest, under this agreement. Pacific Indemnity's obligation under this agreement is not expected to exceed $635 million, of which approximately $450 million remained unpaid at December 31, 1995. The agreement further provides that the total responsibility of both insurers with respect to pending and future asbestos-related bodily injury claims against Fibreboard will be shared between Pacific Indemnity and Continental Casualty on an approximate 35% and 65% basis, respectively.

     Pacific Indemnity, Continental Casualty and Fibreboard have entered into a trilateral agreement, subject to final appellate court approval, to settle all present and future asbestos-related bodily injury claims resulting from insurance policies that were, or may have been, issued to Fibreboard by the two insurers. The trilateral agreement will be triggered if the global settlement agreement is disapproved by an appellate court. Pacific Indemnity's obligation under the trilateral agreement is therefore similar to, and not duplicative of, that under those agreements described above.

     The trilateral agreement reaffirms portions of an agreement reached in March 1992 between Pacific Indemnity and Fibreboard. Among other matters, that 1992 agreement eliminates any Pacific Indemnity liability to Fibreboard for asbestos-related property damage claims.

     In July 1995, the United States District Court of the Eastern District of Texas approved the global settlement agreement and the trilateral agreement. The judgments approving these agreements have been appealed to the United States Court of Appeal for the Fifth Circuit. The appeals were argued in early March 1996. The period of ultimate judicial review continues to lengthen and may well extend into 1997.

     Management is optimistic that the approval of the settlement will be upheld. However, if both the global settlement agreement and the trilateral agreement are disapproved by an appellate court, there can then be no assurance that the loss reserves established for future claims would be sufficient to pay all amounts which ultimately could become payable in respect of future asbestos-related bodily injury claims against Fibreboard.

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

     Prior to the settlement, the Corporation's property and casualty subsidiaries had existing loss reserves of $545 million to cover a portion of their obligation under these agreements. This amount included $300 million of general liability incurred but not reported (IBNR) reserves which were not previously classified as specific reserves for asbestos claims since it was management's belief that doing so would increase the demands of plaintiffs' attorneys. Additional loss reserves of $675 million were provided in the third quarter of 1993 at the time the settlement was negotiated. Loss and expense payments related to the settlement aggregated $60 million and $204 million in 1995 and 1994, respectively.

     We have additional potential asbestos exposure on insureds for which we wrote excess liability coverages. Such exposure has increased due to the erosion of much of the underlying limits. The number of claims against such insureds and the value of such claims have increased in recent years due in part to the non-viability of other defendants.

     Our other remaining asbestos exposures are mostly peripheral defendants, including a mix of manufacturers and distributors of certain products that contain asbestos as well as premises owners. Generally, these insureds are named defendants on a regional rather than a nationwide basis. We continue to receive notices of new asbestos claims and new exposures on existing claims as more peripheral parties are drawn into litigation to replace the now defunct mines and bankrupt manufacturers.

     The courts have been engaged in developing guidelines regarding coverage for asbestos claims and have begun to articulate more consistent standards regarding the extent of the obligation of insurers to provide coverage and the method of allocation of costs among insurers. However, we still do not know the universe of potential claims. Therefore, uncertainty remains as to our ultimate liability for asbestos-related claims.

     Hazardous waste sites are another significant potential exposure. Under the "Superfund" law and similar state statutes, when potentially responsible parties
(PRPs) fail to handle the clean-up, regulators have the work done and then attempt to establish legal liability against the PRPs. The PRPs, with proper government authorization in many instances, disposed of toxic materials at a waste dump site or transported the materials to the site. Most sites have multiple PRPs.

     Insurance policies issued to PRPs were not intended to cover the clean-up costs of pollution and, in many cases, did not intend to cover the pollution itself. Pollution was not a recognized hazard at the time many of these policies were written. In more recent cases, however, policies specifically excluded such exposures.

     As the cost of environmental clean-up continues to grow, PRPs and others have increasingly filed claims with their insurance carriers. Ensuing litigation extends to issues of liability, coverage and other policy provisions.

     There is great uncertainty involved in estimating our liabilities related to these claims. First, the underlying liabilities of the claimants are extremely difficult to estimate. At any given clean-up site, the allocation of remediation costs among governmental authorities and the PRPs varies greatly. Second, different courts have addressed liability and coverage issues regarding pollution claims and have reached inconsistent conclusions in their interpretation of several issues. These significant uncertainties are not likely to be resolved in the near future.

     Uncertainties also remain as to the Superfund law itself, which has generated far more litigation than it has brought about the cleanup of hazardous waste sites. Superfund's taxing authority expired on December 31, 1995. Notwithstanding continued pressure by the insurance industry and other interested parties to achieve a legislative solution to rewrite this law, the Superfund issue may not be addressed until after the 1996 elections. It is currently not possible to predict the direction that any reforms may take, when they may occur or the effect that any changes may have on the insurance industry. In addition, the Superfund law does not address non-Superfund toxic sites. For that reason, it does not cover all existing toxic waste exposures, such as those involving sites that are subject to state law only. Such sites could prove even more numerous and thus more costly than Superfund sites.

     Litigation costs continue to escalate, particularly for toxic waste claims. A substantial portion of the funds expended to date by us has been for legal fees incurred in the prolonged litigation of coverage issues. Primary policies provide a limit on indemnity payments but many do not on defense costs. This language in the policy sometimes leads to the payment of defense costs in multiples of the policy limits.

     Reserves for asbestos and toxic waste claims cannot be estimated with traditional loss reserving techniques. We have established case reserves and expense reserves for costs of related litigation where sufficient information has been developed to indicate the involvement of a specific insurance policy. In addition, IBNR reserves have been established to cover additional exposures on both known and unasserted claims. These reserves are continually reviewed and updated. Loss reserve increases relating to asbestos and toxic waste claims were $182 million in 1995, $115 million in 1994 and $1,076 million in 1993. Excluding the $675 million increase in loss reserves related to the Fibreboard settlement and the reclassification of $300 million of general liability IBNR reserves as specific reserves for this settlement, the increase in loss reserves relating to asbestos and toxic waste claims was $101 million in 1993. Further increases in such reserves in 1996 and future years are possible as legal and factual issues concerning these claims are clarified, although the amounts cannot be reasonably estimated.

     Management believes that the aggregate loss reserves of the property and casualty subsidiaries at December 31, 1995 were adequate to cover claims for losses which had occurred, including both those known to us and those yet to be reported. In establishing such reserves, management considers facts currently known and the present state of the law and coverage litigation. However, given the expansion of coverage and liability by the courts and the legislatures in the past and the possibilities of similar interpretations in the future, particularly as they relate to asbestos and toxic waste claims, as well as the uncertainty in determining what scientific standards will be deemed acceptable for measuring hazardous waste site clean-up, additional increases in loss reserves may emerge which would adversely affect results in future periods. The amount cannot reasonably be estimated at the present time.

INVESTMENTS AND LIQUIDITY

     Investment income after taxes increased 7% in 1995 compared with 4% in 1994. Growth was primarily due to increases in invested assets, which reflected strong cash flow from operations over the period. Growth was tempered in 1994 by the $538 million paid in December 1993 into an escrow account related to the Fibreboard settlement. Similarly, 1995 growth was tempered as a result of the February 1995 amendment to the 1993 agreement between Pacific Indemnity and Continental Casualty, whereby an additional $480 million of the Corporation's assets were designated as funds held for asbestos-related settlement. These assets accrue income for the benefit of participants in the class settlement of asbestos-related bodily injury claims against Fibreboard.

     The effective tax rate on our investment income was 15.9% in 1995 compared with 15.3% in 1994 and 14.7% in 1993. The effective tax rate increased in 1995 and 1994 as the percentage of our investment income subject to tax has increased.

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

     The main objectives of the investment portfolio of the property and casualty subsidiaries are to maximize after-tax investment income and total investment returns while minimizing credit risks as well as to provide maximum support to the insurance underwriting operations. Investment strategies are developed based on many factors including underwriting results and our resulting tax position, fluctuations in interest rates and regulatory requirements.

     New cash available for investment was approximately $495 million in 1995 compared with $725 million in 1994 and $480 million in 1993. The lower amount in 1995 was due to the designation of $480 million of new cash as funds held for asbestos-related settlement. The lower amount in 1993 was due to the $538 million paid in December into an escrow account. In 1995, we invested new cash primarily in tax-exempt bonds. In 1994, we invested new cash in taxable bonds and, to a lesser extent, tax-exempt bonds while reducing our equity security portfolio. In each year we tried to achieve the appropriate mix in our portfolio to balance both investment and tax strategies.

     The property and casualty subsidiaries have consistently invested in high quality marketable securities. Taxable bonds in our domestic portfolio comprise U.S. Treasury, government agency and corporate issues. Approximately 90% of these bonds are either backed by the U.S. Government or rated AA or better by Moody's or Standard & Poor's. Of the tax-exempt bonds, practically all are rated A or better, with approximately half rated AAA. Taxable bonds have an average maturity of 7 1/2 years while tax-exempt bonds mature on average in 9 years. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations. Common stocks are high quality and readily marketable.

     At December 31, 1995, the property and casualty subsidiaries held foreign investments of $1.4 billion supporting their international operations. Such foreign investments have quality and maturity characteristics similar to our domestic portfolio. We reduce the risks relating to currency fluctuations by maintaining investments in those foreign currencies in which we transact business, with characteristics similar to the liabilities in those currencies.

     The property and casualty subsidiaries maintain sufficient investments in highly liquid, short-term securities at all times to provide for immediate cash needs. At year-end 1994, such investments were at a higher than normal level so that funds would be readily available to pay amounts related to the Fibreboard settlement. Short-term securities were reduced to a more normal level in 1995 as the expected payout period for Fibreboard related amounts has been extended. The Corporation maintains bank credit facilities that are available to respond to unexpected cash demands.

LIFE AND HEALTH INSURANCE

     Life and health insurance earnings after taxes were $28 million in 1995 compared with $14 million in 1994 and $62 million in 1993. Premiums and policy charges were $623 million in 1995 compared with $836 million in 1994 and $801 million in 1993.

PERSONAL INSURANCE

     Earnings from personal insurance were $37 million in 1995 compared with $33 million in 1994 and $37 million in 1993. Earnings in 1995 benefited from favorable mortality. The earnings decrease in 1994 was primarily due to a decrease in the spread between interest earned on our invested assets and interest credited to policyholders on interest-sensitive products.

     Premiums and policy charges amounted to $311 million in 1995 compared with $272 million in 1994 and $240 million in 1993. New sales of personal insurance as measured by annualized premiums were $112 million in 1995 compared with $97 million in 1994 and $88 million in 1993.

     Our strategy is to focus on the affluent individual interested in estate planning and wealth creation utilizing equity-linked products as well as on financial planning for business owners. Our ability to increase revenues has been enhanced through marketing initiatives conducted with our property and casualty producers.

     We have taken a number of steps to increase operating efficiencies in order to improve the competitive position of our personal insurance business. We reduced field office staffing levels 55% by consolidating the 40 offices as of the beginning of 1993 into 14 as of year-end 1995 and also consolidated three service centers into two. In addition, we streamlined our producer network and raised their minimum production requirements.

GROUP INSURANCE

     Group insurance operations resulted in losses of $9 million in 1995 and $19 million in 1994 compared with earnings of $25 million in 1993. Group health insurance results in 1995 and 1994 were adversely affected by a high level of claims resulting from the increased cost of medical services and the increased utilization of those services. Results in 1995 benefited from significant rate increases; this was offset in part by the adverse effect of premium revenue decreasing at a greater rate than the decrease in expenses.

     Premiums were $312 million in 1995 compared with $564 million in 1994 and $561 million in 1993. New group sales as measured by annualized premiums were $21 million in 1995 compared with $52 million in 1994 and $323 million in 1993.

     Our group health business is concentrated in the New York and New Jersey markets. In 1993, both states adopted legislation which eliminated health insurance underwriting, created community based rating and limited pre-existing condition exclusions for insured groups with fewer than 50 covered lives. As a result, several insurers reduced their market share in the small group health segment in New York in 1993. We offered a competitive product and thus substantially increased our sales in that market during 1993. The high level of premium revenue in 1993 and the first six months of 1994 reflected the effect of the significant increase in sales of new policies during 1993. Due to the increased availability of alternative small group markets in 1994 as well as our significant rate increases in 1994 and 1995, many of the new policies written in 1993, which became eligible for renewal in 1994, were not renewed. Due to this increase in non-renewals, we expected the decline in premium revenue which occurred in 1995. In response, we took a number of steps to reduce our costs including the closing of field offices and regional claim offices, reducing staffing levels by 65%.

     Given the changes in our marketplace and the continuation of the shift away from traditional indemnity products to managed care alternatives, we anticipate that traditional indemnity premium revenue will continue to decline. In response to this shift, we are offering managed care products through ChubbHealth, Inc., a health maintenance organization.

     Because of the continuing adverse effects of the legislative changes and other health industry factors on our group health results, we are evaluating our future role in the traditional indemnity and managed care markets.

INVESTMENTS AND LIQUIDITY

     Gross investment income increased 12% in 1995 compared with 1% in 1994. Growth in 1995 was primarily due to an increase in invested assets. Premium receipts in excess of payments for benefits and expenses, together with investment income, continue to provide new cash for investment. New cash amounted to $225 million in 1995 compared with $140 million in 1994 and $225 million in 1993. The increase in new cash in 1995 was primarily due to increases in deposits credited to policyholder funds. The decrease in new cash in 1994 was due to the reduced cash flow from group insurance operations.

     In 1995, new cash was invested in mortgage-backed securities and, to a lesser extent, corporate bonds and U.S. Treasury securities. In 1994, new cash was invested primarily in mortgage-backed securities. We invest predominantly in fixed-income securities with cash flows and maturities which are consistent with life insurance liability characteristics. Approximately 95% are investment grade and more than half are rated AAA. We maintain sufficient funds in short-term securities to meet unusual needs for cash.

     The life and health subsidiaries held fixed maturity securities with a carrying value of $2.7 billion and $2.2 billion at December 31, 1995 and 1994, respectively. Corporate bonds comprised 39% and 47% of the portfolio at year-end 1995 and 1994, respectively, and mortgage-backed securities comprised 47% of the portfolio at both year-ends. More than 90% of our mortgage-backed securities holdings at December 31, 1995 and 1994 related to residential mortgages consisting of government agency pass-through securities, government agency collateralized mortgage obligations (CMOs) and AAA rated by government agency collateral or single family home mortgages. The majority of the CMOs are actively traded in liquid markets and market value information is readily available from broker/dealers. The notion of impairment associated with default in paying principal is less applicable to residential CMOs. Other risks, most notably prepayment and extension risks, are monitored regularly. Changes in prepayment patterns can either lengthen or shorten the expected timing of the principal repayments and thus the average life and the effective yield of the security. We invest primarily in those classes of residential CMO instruments that are subject to less prepayment and extension risk and are therefore less volatile than other CMO instruments.

REAL ESTATE

     Real estate earnings after taxes were $6 million in 1995 compared with a loss of $2 million in both 1994 and 1993. Results continue to be adversely affected by progressively higher portions of interest cost being charged directly to expense rather than being capitalized and by provisions for possible uncollectible receivables related to mortgages. Results for 1995 benefited from an increase in earnings from rental operations, residential sales and a land sale as well as from a decrease in the provision for uncollectible receivables. The provision for uncollectible receivables was lower in 1995 than in the prior year despite an increase of $10 million to the allowance for uncollectible receivables resulting from the initial application of Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, which established new criteria for measuring impairment of a loan.

     Revenues were $288 million in 1995 compared with $205 million in 1994 and $161 million in 1993. Revenues in 1995 and 1994 included higher levels of rental revenues on owned properties. Revenues in 1995 also included increased revenues from residential development and the land sale.

     Our commercial real estate activities traditionally centered around acquiring suburban, multi-site land parcels in locations considered prime for office development and then developing the land in progressive stages. In the late 1980s, we expanded our activities to include a few metropolitan office building projects. We develop real estate properties ourselves rather than through third party developers. We are distinguished from most other real estate developers in that we coordinate all phases of the development process from concept to completion. Upon completion of development, the properties may be either owned and operated for our own account or sold to third parties. We directly manage virtually all of the properties which we either own or have sold and retained interests in through secured loans.

     Our continuing investment interests in joint ventures generally consist of the ownership and lease of the underlying land and the management and operation of the buildings. Our agreements with joint ventures to manage all aspects of the joint venture properties, including debt structures, tenant leasing, and building improvements and maintenance, have put us in a strong position to protect our ongoing financial interests in the current difficult real estate environment.

     The commercial real estate industry continues to suffer from a reduced demand for real estate investment. For the past several years, the supply of available office space has exceeded the demand. Corporate restructurings and downsizings have exacerbated the problem as businesses consolidated their facilities, increasing the supply of available space. While selected real estate markets have experienced increases in leasing activity and some stability in rental rates, the oversupply of available office space for lease in most markets and the resultant low rental rates will continue to cause pressure on the earnings of the real estate development industry.

     In consideration of the difficult environment in most real estate markets, we have curtailed our construction of new office buildings in recent years. We have focused instead on leasing newly constructed facilities and maintaining established properties at high occupancy levels. Current development activities consist almost exclusively of preconstruction type efforts such as site planning, zoning and similar activities. As a consequence, we expect revenues from our commercial real estate activities for the next several years to come from ongoing income from owned properties and from management and financing activities related to previously sold properties or properties held in joint ventures. This does not preclude us from entertaining proposals to purchase our properties when such offers provide a reasonable return.

     Our vacancy rates are better than the average in substantially all markets in which we operate. We have been successful in both retaining existing tenants and securing new ones and have not had significant credit problems with tenants. During 1995, a total of 2,320,000 square feet was leased compared with 2,420,000 square feet in 1994 and 1,710,000 square feet in 1993. At December 31, 1995, we owned or had interests in 10,450,000 square feet of office and industrial space. Our vacancy rate was 6% at year-end 1995 compared with 7% at year-end 1994 and 10% at year-end 1993. The lower vacancy rates in 1995 and 1994 were due to our ability to market space as it became available despite the difficult leasing market.

     In certain markets, renewing leases in established buildings has been difficult as newly constructed space is available nearby at competitive rates. While we have experienced significant leasing activity in recent years, we have had to enter into multiple year leases at low market rental rates. This, together with the lack of construction and transaction based activity, will place continued pressure on our real estate earnings for the next several years.

     Ultimate realizable value for real estate properties is determined based on our ability to fully recover costs through a future revenue stream. In many instances, there currently is not an active market for commercial real estate. Therefore, the prices which might be realized if we were forced to liquidate such properties on an immediate sale basis would probably be less than the carrying values. In light of current market conditions and our intent and ability to hold properties for the long term, our primary focus is to ensure that we can recover our costs through ownership and operation rather than sale.

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

     The Corporation will adopt SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, in the first quarter of 1996. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets. The adoption of SFAS No. 121 is not expected to have a significant impact on net income in 1996. This pronouncement is discussed further in Note (1) (p) of the Notes to Consolidated Financial Statements on page 51.

     Loans receivable, which were issued in connection with our joint venture activities and other property sales, are primarily purchase money mortgages. Such loans, which represent only 2% of consolidated assets, are generally collateralized by buildings and land. We continuously evaluate the ultimate collectibility of such loans, of which no significant amounts are due in the near term, and establish appropriate reserves. Our agreements to manage all aspects of the joint venture properties have played a significant role in enabling us to control potential collectibility issues related to these receivables. The reserve for possible uncollectible receivables was increased by charges against income of $18 million in 1995, $29 million in 1994 and $22 million in 1993, principally related to loans on selected properties with operating income at levels which may not fully meet debt service requirements. The 1995 charge includes the $10 million from the initial application of SFAS No. 114. During 1995 and 1994, such reserve was reduced by writedowns aggregating $4 million and $10 million, respectively, related to specific loans that are uncollectible. Management believes the reserve of $88 million at

December 31, 1995 adequately reflects the current condition of the portfolio. If conditions in the real estate market do not improve, however, additional reserves may be required.

     The fair value of these loans receivable is estimated through the use of valuation techniques which consider current yield factors applied to the lesser of the value of the discounted future cash flows of the loan or the discounted future net cash flows from the properties serving as the underlying collateral for the loan. The fair value of the loans represents a point-in-time estimate that is not relevant in predicting future earnings or cash flows related to such loans. At December 31, 1995, the aggregate fair value of the loans was $405 million and the carrying value was $410 million.

     Our Florida residential development activities continued during 1995. Construction of a 171 unit oceanfront high-rise condominium project, commenced during 1994, is expected to be completed in 1996. At year-end 1995, 156 units were under contract. During 1995, construction of a 214 unit mid-rise condominium project was completed. At year-end, 123 units were sold and 22 units were under contract.

     During 1994, we began development of residential projects in northern New Jersey. Our first project is a 178 unit townhome project which we expect to complete in 1996. At year-end 1995, 131 units were sold and 19 units were under contract. During 1995, we entered into a joint venture for the construction of 84 townhomes.

     Real estate activities are funded with short-term credit instruments, primarily commercial paper, and debt issued by Chubb Capital Corporation as well as term loans and mortgages. The weighted average interest cost on short-term credit instruments approximated 6% in 1995 compared with 4 1/2% in 1994 and 3 1/4% in 1993. In 1995, the range of interest rates for term loans was 6% to 9 1/2% and for mortgages the range was 5% to 12%.

     We expect to refinance, under similar terms, most of the term loans and mortgages which become due in 1996. Cash from operations combined with the ability to utilize the Corporation's borrowing facilities will provide sufficient funds for 1996.

CORPORATE

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

     The Corporation has outstanding $120 million of unsecured 8 3/4% notes due in 1999. In each of the years 1996 through 1998, the Corporation will pay as a mandatory sinking fund an amount sufficient to redeem $30 million of principal.

     Chubb Capital has outstanding in the Eurodollar market $250 million of 6% subordinated notes due in 1998. The notes are guaranteed by the Corporation and exchangeable into its common stock. The proceeds have been used to support our real estate operations.

     Chubb Capital has outstanding $150 million of 6% notes due in 1998 and $100 million of 6 7/8% notes due in 2003. The notes are unsecured and are guaranteed by the Corporation. A substantial portion of the proceeds has been used to support our real estate operations.

     The Corporation has a revolving credit agreement with a group of banks that provides for unsecured borrowings of up to $300 million. The agreement terminates on July 15, 1997 at which time any loans then outstanding become payable. There have been no borrowings under this agreement. The Corporation had additional unused lines of credit of approximately $178 million at December 31, 1995.

     Investment income earned on corporate invested assets and interest and other expenses not allocable to the operating subsidiaries are reflected in the corporate segment. Corporate income after taxes was $15 million in 1995, $8 million in 1994 and $14 million in 1993.

INVESTMENT GAINS AND LOSSES

     Net investment gains were realized by the Corporation and its insurance subsidiaries in 1995, 1994 and 1993. Such gains before taxes consisted of the following:

                                                            1995       1994       1993
                                                            ----       ----       ----
                                                                   (IN MILLIONS)
        Equity securities...............................    $100       $125       $ 60
        Fixed maturities................................      31        (62)       173
                                                            ----       ----       ----
                                                            $131       $ 63       $233
                                                            ====       ====       ====

     In 1995 and 1994, a redistribution of invested assets from equity securities to fixed maturities resulted in significant realized investment gains. A restructuring of the equity security portfolio begun in 1992 resulted in significant realized investment gains in 1993.

     A primary reason for the sale of fixed maturities in each of the last three years has been to improve our after-tax portfolio return without sacrificing quality, where market opportunities have existed to do so. The substantial gains realized in 1993 were due to the sale of fixed maturities in the first half of the year as part of the realignment of our portfolio and in the latter part of the year to realize gains to partially offset the reduction in statutory surplus of our property and casualty subsidiaries resulting from the decrease in income related to the Fibreboard settlement.

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

     Effective January 1, 1994, the Corporation adopted SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 115 established more stringent criteria for classifying fixed maturity securities as held-to-maturity. Thus, upon adopting SFAS No. 115, the Corporation reclassified $4.2 billion of fixed maturities as available-for-sale which were previously classified as held-to-maturity. At December 31, 1995, 27% of our fixed maturity portfolio was classified as held-to-maturity compared with 35% at December 31, 1994 and 79% at December 31, 1993.

     At December 31, 1995 and 1994, in accordance with the requirements of SFAS No. 115, fixed maturities classified as held-to-maturity were carried at amortized cost while fixed maturities classified as available-for-sale were carried at market value. At December 31, 1993, all fixed maturities were carried at amortized cost.

     The unrealized appreciation or depreciation of investments carried at market value, which includes equity securities and fixed maturities classified as available-for-sale, is reflected in a separate component of shareholders' equity, net of applicable deferred income tax.

     The unrealized market appreciation before tax of those fixed maturities carried at amortized cost was $209 million, $13 million and $736 million at December 31, 1995, 1994 and 1993, respectively. Such unrealized appreciation was not reflected in the consolidated financial statements. The changes in unrealized market appreciation of fixed maturities were due to fluctuations in interest rates.

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

                                                                          TAX PROVISION
                                                                            (BENEFIT)
                                                                          -------------
                                                                          (IN MILLIONS)
        Property and casualty insurance
             Underwriting...............................................      $ (11)
             Investment income..........................................          2
        Life and health insurance.......................................          1
        Real estate.....................................................          3

     In 1993, life and health insurance income after taxes included a benefit of $5 million resulting from a reversal of income tax reserves based on a settlement of prior years' taxes.

CHANGES IN ACCOUNTING PRINCIPLES

     In 1995, the Corporation adopted SFAS No. 114, Accounting by Creditors for Impairment of a Loan. In 1994, the Corporation adopted SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. In 1993, the Corporation adopted SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, and SFAS No. 109, Accounting for Income Taxes. These pronouncements and their effect on the consolidated financial statements are discussed in Note (2) of the Notes to Consolidated Financial Statements on page 51.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated financial statements of the Corporation at December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995 and the Report of Independent Auditors thereon and the Corporation's unaudited quarterly financial data for the two-year period ended December 31, 1995 are incorporated by reference from the Corporation's 1995 Annual Report to Shareholders, pages 44 through 68.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the Corporation's Directors is incorporated by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders on April 23, 1996, pages 2, 3 and 6. Information regarding the executive officers is included in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders on April 23, 1996, pages 8 through 20 other than the Performance Graph and the Organization and Compensation Committee Report appearing on pages 13 through 18.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders on April 23, 1996, pages 4 through 7.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders on April 23, 1996, pages 20 and 21.

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

     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 33-12208 (filed June 12, 1987), 33-29185 (filed June 7, 1989), 33-30020
(filed July 18, 1989), 33-49230 (filed July 2, 1992) and 33-49232 (filed July 2,
1992):

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

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          THE CHUBB CORPORATION
                                            (REGISTRANT)
March 1, 1996

                                               By     /s/ DEAN R. O'HARE
                                                  ---------------------------
                                                  (DEAN R. O'HARE, CHAIRMAN,
                                                          PRESIDENT AND
                                                   CHIEF EXECUTIVE OFFICER)

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

                SIGNATURE                                  TITLE                      DATE
                ---------                                  -----                      ----
         /s/  DEAN R. O'HARE                  Chairman, President, Chief          March 1, 1996
      ----------------------------              Executive Officer and
             (DEAN R. O'HARE)                   Director

         /s/  JOHN C. BECK                    Director                            March 1, 1996
      ----------------------------
             (JOHN C. BECK)

         /s/  PERCY CHUBB, III                Vice Chairman, Chief Financial      March 1, 1996
      ----------------------------              Officer and Director
             (PERCY CHUBB, III)

         /s/  JOEL J. COHEN                   Director                            March 1, 1996
      ----------------------------
             (JOEL J. COHEN)

         /s/  HENRY U. HARDER                 Director                            March 1, 1996
      ----------------------------
             (HENRY U. HARDER)

         /s/  DAVID H. HOAG                   Director                            March 1, 1996
      ----------------------------
             (DAVID H. HOAG)

         /s/  ROBERT V. LINDSAY               Director                            March 1, 1996
      ----------------------------
             (ROBERT V. LINDSAY)

         /s/  THOMAS C. MACAVOY               Director                            March 1, 1996
      ----------------------------
             (THOMAS C. MACAVOY)

                SIGNATURE                            TITLE                            DATE
                ---------                            -----                            ----
       /s/  GERTRUDE G. MICHELSON              Director                            March 1, 1996
--------------------------------------
           (GERTRUDE G. MICHELSON)

                                               Director                            March 1, 1996
--------------------------------------
            (WARREN B. RUDMAN)


       /s/   DAVID G. SCHOLEY                  Director                            March 1, 1996
--------------------------------------
            (DAVID G. SCHOLEY)


       /s/  RAYMOND G.H. SEITZ                 Director                            March 1, 1996
--------------------------------------
           (RAYMOND G.H. SEITZ)


       /s/  LAWRENCE M. SMALL                  Director                            March 1, 1996
--------------------------------------
           (LAWRENCE M. SMALL)


       /s/   RICHARD D. WOOD                   Director                            March 1, 1996
--------------------------------------
            (RICHARD D. WOOD)


       /s/   HENRY B. SCHRAM                   Senior Vice President               March 1, 1996
--------------------------------------         and Chief Accounting
            (HENRY B. SCHRAM)                  Officer

                             THE CHUBB CORPORATION

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                   COVERED BY REPORT OF INDEPENDENT AUDITORS

                                  (ITEM 14(a))

                                                           ANNUAL REPORT TO
                                                             SHAREHOLDERS     FORM 10-K
                                                                 PAGE           PAGE
                                                           ----------------   ---------
Report of Independent Auditors                                    67            --

Consolidated Balance Sheets at December 31, 1995 and 1994         45            --

Consolidated Statements of Income for the Years Ended Decem-
  ber 31, 1995, 1994 and 1993                                     44            --

Consolidated Statements of Shareholders' Equity for the
  Years Ended December 31, 1995, 1994 and 1993                    46            --

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1995, 1994 and 1993                                47            --

Notes to Consolidated Financial Statements                        48            --

Supplementary Information (unaudited)
     Quarterly Financial Data                                     68            --

Schedules:

       I -- Consolidated Summary of Investments -- Other
              than Investments in Related Parties at
              December 31, 1995                                   --            40

      II -- Condensed Financial Information of Registrant at
              December 31, 1995 and 1994 and for the Years
              Ended December 31, 1995, 1994 and 1993              --            41

     III -- Consolidated Supplementary Insurance Information
              at and for the Years Ended December 31, 1995,
              1994 and 1993                                       --            44

      IV -- Consolidated Reinsurance at and for the Years
              Ended December 31, 1995, 1994 and 1993              --            45

      VI -- Consolidated Supplementary Property and Casualty
              Insurance Information for the Years Ended
              December 31, 1995, 1994 and 1993                    --            46

     All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

     The consolidated financial statements and supplementary information listed in the above index, which are included in the Annual Report to Shareholders of The Chubb Corporation for the year ended December 31, 1995, are hereby incorporated by reference.

                        CONSENT OF INDEPENDENT AUDITORS

     We consent to the incorporation by reference in this Annual Report (Form 10-K) of The Chubb Corporation of our report dated February 23, 1996 (except for
Note 18, as to which the date is March 1, 1996), included in the 1995 Annual Report to Shareholders of The Chubb Corporation.

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

     We also consent to the incorporation by reference in the Registration Statements (Form S-3: No. 33-5911 and Form S-8: No. 33-12208, No. 33-29185, No.
33-30020, No. 33-49230 and No. 33-49232) of our report dated February 23, 1996
(except for Note 18, as to which the date is March 1, 1996), with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedules included in this Annual Report (Form 10-K) of The Chubb Corporation.

                                           /s/ ERNST & YOUNG LLP
New York, New York

March 26, 1996

                             THE CHUBB CORPORATION

                                   SCHEDULE I

CONSOLIDATED SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENTS IN RELATED PARTIES

                                 (IN THOUSANDS)

                               DECEMBER 31, 1995

                                                                                    AMOUNT
                                                                                   AT WHICH
                                                   COST OR                         SHOWN IN
                                                  AMORTIZED         MARKET            THE
              TYPE OF INVESTMENT                     COST           VALUE        BALANCE SHEET
              ------------------                  ---------         -------      -------------
Short term investments.........................  $   484,439     $   484,439     $   484,439
                                                 -----------     -----------     -----------
Fixed maturities
  Bonds
     United States Government and government
       agencies and authorities................    2,460,192       2,555,083       2,545,627
     States, municipalities and political
       subdivisions............................    6,385,830       6,815,369       6,639,808
     Foreign...................................    1,466,281       1,526,787       1,524,528
     Public utilities..........................      111,576         116,447         115,527
     All other corporate bonds.................    1,668,242       1,770,847       1,749,610
                                                 -----------     -----------     -----------
               Total bonds.....................   12,092,121      12,784,533      12,575,100
  Redeemable preferred stocks..................       27,704          27,710          27,710
                                                 -----------     -----------     -----------
               Total fixed maturities..........   12,119,825      12,812,243      12,602,810
                                                 -----------     -----------     -----------
Equity securities
  Common stocks
     Public utilities..........................       11,222          11,994          11,994
     Banks, trusts and insurance companies.....       13,985          23,885          23,885
     Industrial, miscellaneous and other.......      467,178         550,942         550,942
                                                 -----------     -----------     -----------
               Total common stocks.............      492,385         586,821         586,821
  Non-redeemable preferred stocks..............        1,031           1,004           1,004
                                                 -----------     -----------     -----------
               Total equity securities.........      493,416         587,825         587,825
                                                 -----------     -----------     -----------
Policy and mortgage loans......................      212,339         212,339         212,339
                                                 -----------     -----------     -----------
               Total invested assets...........  $13,310,019     $14,096,846     $13,887,413
                                                 ===========     ===========     ===========

                             THE CHUBB CORPORATION

                                  SCHEDULE II

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                     BALANCE SHEETS -- PARENT COMPANY ONLY

                                 (IN THOUSANDS)

                           DECEMBER 31, 1995 AND 1994

                                                                      1995             1994
                                                                      ----             ----
Assets
  Invested Assets
     Short Term Investments.....................................   $   62,727       $   61,430
     Taxable Fixed Maturities -- Available-for-Sale
       (cost $207,053 and $289,319).............................      216,048          275,373
     Equity Securities (cost $48,640 and $42,817)...............       75,837           52,731
                                                                   ----------       ----------
          TOTAL INVESTED ASSETS.................................      354,612          389,534
  Cash..........................................................           59              132
  Investment in Consolidated Subsidiaries.......................    4,969,988        4,041,551
  Other Assets..................................................      145,264          149,900
                                                                   ----------       ----------
          TOTAL ASSETS..........................................   $5,469,923       $4,581,117
                                                                   ==========       ==========
Liabilities
  Dividend Payable to Shareholders..............................   $   42,741       $   40,035
  Payable to Chubb Capital Corporation..........................           --           74,340
  Long Term Debt................................................      120,000          150,000
  Accrued Expenses and Other Liabilities........................       44,453           69,713
                                                                   ----------       ----------
          TOTAL LIABILITIES.....................................      207,194          334,088
                                                                   ----------       ----------
Shareholders' Equity
  Preferred Stock -- Authorized 4,000,000 Shares;
     $1 Par Value; Issued -- None...............................           --               --
  Common Stock -- Authorized 300,000,000 Shares;
     $1 Par Value; Issued 87,819,355 and 87,798,286 Shares......       87,819           87,798
  Paid-In Surplus...............................................      778,239          786,596
  Retained Earnings.............................................    4,206,517        3,680,554
  Foreign Currency Translation Gains (Losses), Net of Income
     Tax........................................................       (3,433)           9,766
  Unrealized Appreciation (Depreciation) of Investments, Net....      345,894         (124,339)
  Receivable from Employee Stock Ownership Plan.................     (114,998)        (122,999)
  Treasury Stock, at Cost -- 518,468 and 977,580 Shares.........      (37,309)         (70,347)
                                                                   ----------       ----------
          TOTAL SHAREHOLDERS' EQUITY............................    5,262,729        4,247,029
                                                                   ----------       ----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............   $5,469,923       $4,581,117
                                                                   ==========       ==========

     The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Corporation's 1995 Annual Report to Shareholders.

                             THE CHUBB CORPORATION

                                  SCHEDULE II

                                  (CONTINUED)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                  STATEMENTS OF INCOME -- PARENT COMPANY ONLY

                                 (IN THOUSANDS)

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                           1995           1994           1993
                                                           ----           ----           ----
Investment Income......................................  $ 19,982       $ 25,031       $ 28,015
Realized Investment Gains (Losses).....................      (505)       (13,145)        21,076
Investment Expenses....................................    (1,132)        (1,307)          (917)
Corporate Expenses.....................................   (33,355)       (34,850)       (24,220)
                                                         --------       --------       --------
                                                          (15,010)       (24,271)        23,954
Federal and Foreign Income Tax (Credit)................     2,639         (4,578)        (9,050)
                                                         --------       --------       --------
                                                          (17,649)       (19,693)        33,004
Equity in Income Before Cumulative Effect of Changes in
  Accounting Principles of Consolidated Subsidiaries...   714,277        548,162        311,213
                                                         --------       --------       --------
     INCOME BEFORE CUMULATIVE EFFECT OF CHANGES IN
       ACCOUNTING PRINCIPLES...........................   696,628        528,469        344,217
Cumulative Effect of Changes in Accounting
  Principles, Net of Tax...............................        --             --         68,600
Equity in Cumulative Effect of Changes in
  Accounting Principles of Consolidated Subsidiaries...        --             --        (88,600)
                                                         --------       --------       --------
     NET INCOME........................................  $696,628       $528,469       $324,217
                                                         ========       ========       ========

     The Corporation and its domestic subsidiaries file a consolidated federal income tax return. The Corporation's federal income tax represents its share of the consolidated federal income tax under the Corporation's tax allocation agreements with its subsidiaries.

     The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Corporation's 1995 Annual Report to Shareholders.

                             THE CHUBB CORPORATION

                                  SCHEDULE II

                                  (CONTINUED)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                STATEMENTS OF CASH FLOWS -- PARENT COMPANY ONLY

                                 (IN THOUSANDS)

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                           1995          1994          1993
                                                           ----          ----          ----
Cash Flows from Operating Activities
  Net Income...........................................  $ 696,628     $ 528,469     $ 324,217
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities
     Equity in Net Income of Consolidated Subsidiaries
       (after reduction of $88,600 in 1993 due to
       cumulative effect of changes in accounting
       principles).....................................   (714,277)     (548,162)     (222,613)
     Realized Investment (Gains) Losses................        505        13,145       (21,076)
     Cumulative Effect of Changes in Accounting
       Principles......................................         --            --       (68,600)
     Other, Net........................................      5,024        16,886        30,305
                                                         ---------     ---------     ---------
       NET CASH PROVIDED BY (USED IN)
          OPERATING ACTIVITIES.........................    (12,120)       10,338        42,233
                                                         ---------     ---------     ---------
Cash Flows from Investing Activities
  Proceeds from Sales of Fixed Maturities..............    110,234       234,132       463,625
  Proceeds from Maturities of Fixed Maturities.........     13,369        21,632         6,760
  Proceeds from Sales of Equity Securities.............      2,479         5,333         4,957
  Purchases of Fixed Maturities........................    (39,585)     (218,380)     (421,876)
  Purchases of Equity Securities.......................     (8,683)      (26,004)       (6,191)
  Decrease (Increase) in Short Term Investments, Net...     (1,297)        1,375       (22,258)
  Dividends Received from Consolidated Subsidiaries....    244,008       244,008       148,008
  Capital Contributions to Consolidated Subsidiaries...    (24,000)      (40,000)      (10,280)
  Other, Net...........................................    (40,123)       (9,353)      (91,175)
                                                         ---------     ---------     ---------
       NET CASH PROVIDED BY
          INVESTING ACTIVITIES.........................    256,402       212,743        71,570
                                                         ---------     ---------     ---------
Cash Flows from Financing Activities
  Increase (Decrease) in Payable to Chubb
     Capital Corporation...............................    (74,340)       (2,950)       22,290
  Repayment of Long Term Debt..........................    (30,000)           --            --
  Dividends Paid to Shareholders.......................   (167,959)     (158,735)     (148,070)
  Repurchase of Shares.................................         --       (72,052)           --
  Other, Net...........................................     27,944        10,608        11,793
                                                         ---------     ---------     ---------
       NET CASH USED IN
          FINANCING ACTIVITIES.........................   (244,355)     (223,129)     (113,987)
                                                         ---------     ---------     ---------
Net Decrease in Cash...................................        (73)          (48)         (184)
Cash at Beginning of Year..............................        132           180           364
                                                         ---------     ---------     ---------
       CASH AT END OF YEAR.............................  $      59     $     132     $     180
                                                         =========     =========     =========

     The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Corporation's 1995 Annual Report to Shareholders.

                             THE CHUBB CORPORATION

                                  SCHEDULE III

                CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION

                                 (IN THOUSANDS)

                                                                DECEMBER 31
                                              -----------------------------------------------
                                                                                      OTHER
                                                                                      POLICY
                                               DEFERRED      UNPAID                   CLAIMS
                                                POLICY       CLAIMS                    AND
                                              ACQUISITION  AND POLICY     UNEARNED   BENEFITS
                   SEGMENT                       COSTS     LIABILITIES    PREMIUMS    PAYABLE
                   -------                    -----------  -----------    --------   --------
1995
  Property and Casualty Insurance
    Personal................................. $  129,789   $   659,138   $  539,454
    Standard Commercial......................    177,842     4,701,321      854,374
    Specialty Commercial.....................    191,351     3,806,386      996,473
    Reinsurance Assumed......................     59,694       421,296      180,381
    Investments..............................
                                              ----------   -----------   ----------
                                                 558,676     9,588,141    2,570,682
  Life and Health Insurance..................    612,709     2,844,415                $ 98,723
                                              ----------   -----------   ----------   --------
                                              $1,171,385   $12,432,556   $2,570,682   $ 98,723
                                              ==========   ===========   ==========   ========
1994
  Property and Casualty Insurance
    Personal................................. $  131,306   $   675,520   $  510,869
    Standard Commercial......................    168,962     4,330,870      788,771
    Specialty Commercial.....................    179,310     3,521,176      923,969
    Reinsurance Assumed......................     49,875       385,654      158,936
    Investments..............................
                                              ----------   -----------   ----------
                                                 529,453     8,913,220    2,382,545
  Life and Health Insurance..................    606,493     2,594,995                $ 64,588
                                              ----------   -----------   ----------   --------
                                              $1,135,946   $11,508,215   $2,382,545   $ 64,588
                                              ==========   ===========   ==========   ========
1993
  Property and Casualty Insurance
    Personal................................. $  133,565   $   654,617   $  503,350
    Standard Commercial......................    157,347     4,182,997      720,487
    Specialty Commercial.....................    162,461     3,086,515      839,835
    Reinsurance Assumed......................     36,329       311,313      116,191
    Investments..............................
                                              ----------   -----------   ----------
                                                 489,702     8,235,442    2,179,863
  Life and Health Insurance..................    522,544     2,384,936                $ 61,684
                                              ----------   -----------   ----------   --------
                                              $1,012,246   $10,620,378   $2,179,863   $ 61,684
                                              ==========   ===========   ==========   ========


                                                                         YEAR ENDED DECEMBER 31
                                                -------------------------------------------------------------------------
                                                PREMIUMS               INSURANCE      AMORTIZATION    OTHER
                                                 EARNED                 CLAIMS        OF DEFERRED   INSURANCE
                                                   AND         NET        AND           POLICY      OPERATING
                                                 POLICY   INVESTMENT  POLICYHOLDERS'   ACQUISITION  COSTS AND    PREMIUMS
                   SEGMENT                       CHARGES    INCOME      BENEFITS         COSTS      EXPENSES     WRITTEN
                   -------                      --------  ----------  --------------  ------------  ---------    --------
1995
  Property and Casualty Insurance
    Personal.................................  $  832,423               $  436,562    $  250,174    $ 53,001   $  851,582
    Standard Commercial......................   1,408,811                1,083,851       363,304      96,751    1,456,466
    Specialty Commercial.....................   1,556,473                  920,521       391,433     112,332    1,627,032
    Reinsurance Assumed......................     349,455                  229,047       116,032                  370,912
    Investments..............................                $602,987*
                                               ----------    --------   ----------    ----------    --------   ----------
                                                4,147,162     602,987    2,669,981     1,120,943     262,084   $4,305,992
                                                                                                               ==========
  Life and Health Insurance..................     622,937     230,090      549,219        77,457     185,086
                                               ----------    --------   ----------    ----------    --------
                                               $4,770,099    $833,077   $3,219,200    $1,198,400    $447,170
                                               ==========    ========   ==========    ==========    ========
1994
  Property and Casualty Insurance
    Personal.................................  $  812,033               $  522,158    $  253,203    $ 44,147   $  813,736
    Standard Commercial......................   1,279,069                  970,764       336,877      77,554    1,338,554
    Specialty Commercial.....................   1,404,793                  834,926       361,021     102,289    1,475,761
    Reinsurance Assumed......................     280,388                  191,511        90,144                  323,158
    Investments..............................                $560,481*
                                               ----------    --------   ----------    ----------    --------   ----------
                                                3,776,283     560,481    2,519,359     1,041,245     223,990   $3,951,209
                                                                                                               ==========
  Life and Health Insurance..................     836,293     206,315      752,205        72,250     199,399
                                               ----------    --------   ----------    ----------    --------
                                               $4,612,576    $766,796   $3,271,564    $1,113,495    $423,389
                                               ==========    ========   ==========    ==========    ========
1993
  Property and Casualty Insurance
    Personal.................................  $  807,550               $  474,786    $  256,968    $ 45,260   $  814,486
    Standard Commercial......................   1,294,182                1,547,400       313,892      75,637    1,326,811
    Specialty Commercial.....................   1,208,672                  700,868       315,252      90,968    1,269,492
    Reinsurance Assumed......................     194,434                  156,044        62,855                  235,506
    Investments..............................                $533,709*
                                               ----------    --------   ----------    ----------    --------   ----------
                                                3,504,838     533,709    2,879,098       948,967     211,865   $3,646,295
                                                                                                               ==========
  Life and Health Insurance..................     801,236     203,793      669,422        63,138     183,740
                                               ----------    --------   ----------    ----------    --------
                                               $4,306,074    $737,502   $3,548,520    $1,012,105    $395,605
                                               ==========    ========   ==========    ==========    ========

---------------

 * Property and casualty assets are available for payment of claims and expenses for all classes of business; therefore, such assets and the related investment income have not been identified with specific groupings of classes of business.


                             THE CHUBB CORPORATION

                                  SCHEDULE IV

                            CONSOLIDATED REINSURANCE

                                 (IN THOUSANDS)

                                                                                         PERCENTAGE OF
                                                       CEDED      ASSUMED                   AMOUNT
                                         DIRECT      TO OTHER    FROM OTHER      NET        ASSUMED
                                         AMOUNT      COMPANIES   COMPANIES      AMOUNT      TO NET
                                         ------      ---------   ----------     ------   -------------
1995
  Life Insurance In Force at
     Year-End.......................  $66,612,412  $12,533,816   $ 49,352    $54,127,948        .1%
                                      ===========  ===========   ========    ===========
  Premiums Earned and Policy
   Charges for the Year:
     Life Insurance.................. $   332,967  $    20,740   $  1,766    $   313,993        .6
     Accident and Health Insurance...     319,068       10,124         --        308,944        --
     Property and Casualty
       Insurance.....................   4,754,423    1,319,341    712,080      4,147,162      17.2
                                      -----------  -----------   --------    -----------
       Total Premiums and Policy
          Charges.................... $ 5,406,458  $ 1,350,205   $713,846    $ 4,770,099
                                      ===========  ===========   ========    ===========
1994
  Life Insurance In Force at
     Year-End........................ $61,618,417  $12,169,589   $ 81,610    $49,530,438        .2
                                      ===========  ===========   ========    ===========
  Premiums Earned and Policy
   Charges for the Year:
     Life Insurance.................. $   313,913  $    19,068   $  1,976    $   296,821        .7
     Accident and Health Insurance...     548,172        8,780         80        539,472        --
     Property and Casualty
       Insurance.....................   4,415,080    1,280,412    641,615      3,776,283      17.0
                                       ----------  -----------   --------    -----------
       Total Premiums and Policy
          Charges.................... $ 5,277,165  $ 1,308,260   $643,671    $ 4,612,576
                                      ===========  ===========   ========    ===========
1993
  Life Insurance In Force at
     Year-End........................ $54,219,990  $ 8,584,856   $ 62,875    $45,698,009        .1
                                      ===========  ===========   ========    ===========
  Premiums Earned and Policy
   Charges for the Year:
     Life Insurance.................. $   289,391  $    23,759   $  2,294    $   267,926        .9
     Accident and Health Insurance...     542,458        9,638        490        533,310        .1
     Property and Casualty
       Insurance.....................   4,155,356    1,128,982    478,464      3,504,838      13.7
                                       ----------  -----------   --------    -----------
       Total Premiums and Policy
          Charges.................... $ 4,987,205  $ 1,162,379   $481,248    $ 4,306,074
                                       ==========  ===========   ========    ===========

                             THE CHUBB CORPORATION

                                  SCHEDULE VI

     CONSOLIDATED SUPPLEMENTARY PROPERTY AND CASUALTY INSURANCE INFORMATION

                                 (in thousands)

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                       CLAIMS AND CLAIM
                                                          ADJUSTMENT                 PAID
                                                      EXPENSES INCURRED             CLAIMS
                                                          RELATED TO                  AND
                                                   ------------------------          CLAIM
                                                    CURRENT         PRIOR          ADJUSTMENT
                                                     YEAR           YEARS           EXPENSES
                                                   ----------      --------        ----------
1995.............................................  $2,705,800      $(35,819)       $1,988,386
                                                   ==========      ========        ==========
1994.............................................  $2,549,100      $(29,741)       $2,036,525
                                                   ==========      ========        ==========
1993.............................................  $2,214,300      $664,798        $1,696,666
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

                      By-Laws. Incorporated by reference to Exhibit (3) of the registrant's
                        Report to the Securities and Exchange Commission on Form 10-K for the
                        year ended December 31, 1994.

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

                      Amendment to the Continental-Pacific Agreement with Continental Casualty
                        Company incorporated by reference to Exhibit (10) of the registrant's
                        Report to the Securities and Exchange Commission on Form 10-K for the
                        year ended December 31, 1994.

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

                        The Chubb Corporation Stock Option Plan (1984) incorporated by reference to Exhibit (10) of the registrant's Report to the
                           Securities and Exchange Commission on Form 10-K for the year ended
                           December 31, 1994.

                        The Chubb Corporation Stock Option Plan for Non-Employee Directors
                           (1992) incorporated by reference to Exhibit (10) of the
                           registrant's Report to the Securities and Exchange Commission on
                           Form 10-K for the year ended December 31, 1992.

                        The Chubb Corporation Deferred Compensation Plan for Directors filed herewith.

                                                    DESCRIPTION
                                                    -----------
                        Executive Severance Agreements and their amendments incorporated by reference to Exhibit (10) of the registrant's Report to the
                           Securities and Exchange Commission on Form 10-K for the year ended
                           December 31, 1994.

                        Executive Severance Agreements filed herewith.

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

           (13)    -- Pages 15, 16, and 42 through 69 of the 1995 Annual Report to
                        Shareholders.

           (21)    -- Subsidiaries of the registrant filed herewith.

           (23)    -- Consent of Independent Auditors (see page 39 of this report).

           (27)    -- Financial Data Schedule

           (28)    -- Information from reports furnished to state insurance regulatory authorities. Filed concurrently herewith under cover of Form SE.
