Form 10-Q
period 1996-03-31
CHUBB CORP
filed 1996-05-14
CIK 20171

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                Washington, D. C.

                                      20549

                                    FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- ---
    ACT OF 1934

For the quarterly period ended       March 31, 1996
                               -------------------------

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- ---
    ACT OF 1934

For the transition period from                to
                               --------------    --------------
Commission file number    1-8661
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

                   YES       X          NO
                      --------------      --------------

        The number of shares of common stock outstanding as of April 30, 1996 was 174,740,971.

                              THE CHUBB CORPORATION
                                      INDEX

                                                                     Page Number
                                                                     -----------
Part I.   Financial Information:

  Item 1 - Financial Statements:

    Consolidated Balance Sheets as of
     March 31, 1996 and December 31, 1995.........................        1


    Consolidated Statements of Income for the
     Three Months Ended March 31, 1996 and 1995...................        2


    Consolidated Statements of Cash Flows for the
     Three Months Ended March 31, 1996 and 1995...................        3


    Notes to Consolidated Financial Statements....................        4


  Item  2 - Management's Discussion and Analysis
    of Financial Condition and Results of Operations..............        6


Part II.  Other Information:

  Item 6 - Exhibits and Reports on Form 8-K.......................       12

                              THE CHUBB CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                              Mar. 31,        Dec. 31,
                                                                1996            1995
                                                              ---------      ---------
                                                                    (in millions)
Assets

   Invested Assets
    Short Term Investments ..............................     $   689.5      $   484.5
    Fixed Maturities
      Held-to-Maturity
       Tax Exempt (market $2,825.6 and $3,004.8) ........       2,691.7        2,826.7
       Taxable (market $414.8 and $433.9) ...............         398.1          402.5
      Available-for-Sale
       Tax Exempt (cost $3,918.8 and $3,607.9) ..........       4,089.4        3,860.6
       Taxable (cost $5,475.3 and $5,282.7) .............       5,555.2        5,513.0
    Equity Securities (cost $480.3 and $493.4) ..........         578.3          587.8
    Policy and Mortgage Loans ...........................         215.6          212.3
                                                              ---------      ---------
           TOTAL INVESTED ASSETS ........................      14,217.8       13,887.4
  Cash ..................................................          10.1           11.9
  Accrued Investment Income .............................         227.6          245.3
  Premiums Receivable ...................................         871.0          872.9
  Reinsurance Recoverable on Property and Casualty
   Unpaid Claims ........................................       1,738.4        1,973.7
  Prepaid Reinsurance Premiums ..........................         370.0          484.4
  Funds Held for Asbestos-Related Settlement ............       1,038.9        1,038.1
  Deferred Policy Acquisiton Costs
    Property and Casualty Insurance .....................         560.7          558.7
    Life and Health Insurance ...........................         655.8          612.7
  Real Estate Assets ....................................       1,738.3        1,742.6
  Deferred Income Tax ...................................         237.6          159.7
  Other Assets ..........................................       1,262.9        1,409.1
                                                              ---------      ---------
           TOTAL ASSETS .................................     $22,929.1      $22,996.5
                                                              =========      =========

Liabilities

  Property and Casualty Unpaid Claims ...................     $ 9,557.5      $ 9,588.2
  Life and Health Policy Liabilities ....................       3,008.7        2,943.1
  Unearned Premiums .....................................       2,462.6        2,570.7
  Short Term Debt .......................................         243.6          187.6
  Long Term Debt ........................................       1,079.4        1,156.0
  Dividend Payable to Shareholders ......................          47.2           42.7
  Accrued Expenses and Other Liabilities ................       1,302.5        1,245.5
                                                              ---------      ---------

           TOTAL LIABILITIES ............................      17,701.5       17,733.8
                                                              ---------      ---------

Shareholders' Equity

  Common Stock - $1 Par Value; 175,626,898 and
   87,819,355 Shares (Note 3) ...........................         175.6           87.8
  Paid-In Surplus .......................................         689.3          778.2
  Retained Earnings .....................................       4,310.7        4,206.5
  Foreign Currency Translation Losses, Net of Income Tax          (11.0)          (3.4)
  Unrealized Appreciation of Investments, Net ...........         214.8          345.9
  Receivable from Employee Stock Ownership Plan .........        (115.0)        (115.0)
  Treasury Stock, at Cost - 956,270 and
   518,468 Shares (Note 3) ..............................         (36.8)         (37.3)
                                                              ---------      ---------

           TOTAL SHAREHOLDERS' EQUITY ...................       5,227.6        5,262.7
                                                              ---------      ---------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...     $22,929.1      $22,996.5
                                                              =========      =========

See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                           THREE MONTHS ENDED MARCH 31

                                                              1996            1995
                                                              ----            ----
                                                                 (in millions)
Revenues
  Premiums Earned and Policy Charges ................     $   1,262.4     $   1,173.8
  Investment Income .................................           234.1           218.3
  Real Estate .......................................           166.4            68.6
  Realized Investment Gains .........................            22.0             3.4
                                                          -----------     -----------

         Total Revenues .............................         1,684.9         1,464.1
                                                          -----------     -----------

Benefits, Claims and Expenses
  Insurance Claims and Policyholders' Benefits ......           891.8           786.9
  Amortization of Deferred Policy Acquisition Costs .           327.7           293.7
  Other Insurance Operating Costs and Expenses ......           107.0           112.6
  Real Estate Cost of Sales and Expenses ............           159.9            73.9
  Investment Expenses ...............................             5.1             4.7
  Corporate Expenses ................................             7.3             8.3
                                                          -----------     -----------

         Total Benefits, Claims and Expenses ........         1,498.8         1,280.1
                                                          -----------     -----------

Income Before Federal and Foreign Income Tax ........           186.1           184.0
Federal and Foreign Income Tax ......................            34.7            37.3
                                                          -----------     -----------

Net Income ..........................................     $     151.4     $     146.7
                                                          ===========     ===========

Average Common and Common Equivalent Shares
 Outstanding (In Thousands) .........................         180,456         179,536


PER SHARE DATA
- --------------

Net Income ..........................................     $       .85     $       .83

Dividends Declared ..................................             .27         .24 1/2


See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           THREE MONTHS ENDED MARCH 31

                                                                1996          1995
                                                                ----          ----
                                                                   (in millions)
Cash Flows from Operating Activities
  Net Income ............................................     $  151.4      $  146.7
  Adjustments to Reconcile Net Income to Net Cash
   Provided by (Used in) Operating Activities
    Increase in Property and Casualty Unpaid Claims, Net         204.6         115.9
    Increase in Funds Held for Asbestos-Related
     Settlement .........................................         (0.8)       (488.1)
    Decrease in Medical Malpractice Reinsurance
     Related Receivable .................................        191.2             -
    Realized Investment Gains ...........................        (22.0)         (3.4)
    Other, Net ..........................................          7.3          25.5
                                                              --------      --------

  Net Cash Provided by (Used in) Operating Activities ...        531.7        (203.4)
                                                              --------      --------

Cash Flows from Investing Activities
  Proceeds from Sales of Fixed Maturities ...............      1,745.6         995.2
  Proceeds from Maturities of Fixed Maturities ..........        254.9         203.3
  Proceeds from Sales of Equity Securities ..............         87.1         165.1
  Purchases of Fixed Maturities .........................     (2,354.1)       (869.5)
  Purchases of Equity Securities ........................        (63.0)        (51.2)
  Increase in Short Term Investments, Net ...............       (205.0)       (139.9)
  Increase (Decrease) in Net Payable from Security
   Transactions Not Settled .............................         30.6         (27.8)
  Other, Net ............................................        (19.7)        (69.2)
                                                              --------      --------

  Net Cash Provided by (Used in) Investing Activities ...       (523.6)        206.0
                                                              --------      --------

Cash Flows from Financing Activities
  Deposits Credited to Policyholder Funds ...............         94.8         141.0
  Withdrawals from Policyholder Funds ...................        (38.1)        (37.1)
  Repayment of Long Term Debt ...........................        (76.6)       (101.0)
  Increase in Short Term Debt, Net ......................         56.0          30.8
  Dividends Paid to Shareholders ........................        (42.7)        (39.9)
  Repurchase of Shares ..................................         (9.9)         (1.3)
  Other, Net ............................................          6.6           3.6
                                                              --------      --------

  Net Cash Used in Financing Activities .................         (9.9)         (3.9)
                                                              --------      --------

Net Decrease in Cash ....................................         (1.8)         (1.3)

Cash at Beginning of Year ...............................         11.9           5.6
                                                              --------      --------

  Cash at End of Period .................................     $   10.1      $    4.3
                                                              ========      ========


See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)  General

           The amounts included in this report are unaudited but include those adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the 1995 Annual Report to Shareholders.

2)  Investments

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

           The net change in unrealized appreciation or depreciation of investments carried at market value was as follows:

                                                          Three Months Ended
                                                               March 31
                                                          ------------------
                                                           1996        1995
                                                          ------      ------
                                                            (in millions)

    Change in unrealized appreciation of equity
     securities .....................................    $   3.6      $ 42.0
    Change in unrealized appreciation or depreciation
     of fixed maturities ............................     (232.5)      260.6
    Change in deferred policy acquisition cost
     adjustment .....................................       27.2       (29.3)
                                                         -------      ------
                                                          (201.7)      273.3
    Deferred income tax (credit), net of
     change in valuation allowance ..................      (70.6)       46.0
                                                         -------      ------

    Change in unrealized appreciation or depreciation
     of investments, net ............................    $(131.1)     $227.3
                                                         =======      ======

           A valuation allowance of $49.6 million was provided at December 31, 1994 related to future tax benefits on unrealized depreciation of investments carried at market value. At March 31, 1995, there was unrealized appreciation of such investments. Therefore, the valuation allowance was eliminated in the first quarter of 1995. The valuation allowance had no impact on net income.

3)  Shareholders' Equity

           On March 1, 1996, the Board of Directors approved a two-for-one stock split payable to shareholders of record as of April 19, 1996. Accordingly, in the consolidated balance sheet at March 31, 1996, the shares of common stock issued and the shares held as treasury stock have been adjusted to reflect the effect of the stock split and an amount equal to the par value of the additional shares of common stock to be issued has been transferred from Paid-In Surplus to Common Stock.

           At the same time, the Board of Directors approved an increase in the number of authorized shares of common stock of the Corporation from 300 million shares to 600 million shares.

4)  Per Share Data

           Earnings per share amounts are based on the weighted average number of common and common equivalent shares outstanding. The 6% guaranteed exchangeable subordinated notes are considered to be common equivalent shares. The computation assumes the addition to income of the after-tax interest expense applicable to such notes. The number of shares and per share amounts have been retroactively adjusted to reflect the two-for-one stock split.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 1996 AND 1995

PROPERTY AND CASUALTY INSURANCE

        Earnings from our property and casualty business were lower in the first quarter of 1996 compared with the same period of 1995. The decrease was due to a decline in underwriting results caused by catastrophe losses of $73.0 million in 1996 compared with only $6.4 million in 1995. Investment income increased in the first quarter of 1996 compared with 1995. Property and casualty income after taxes amounted to $120.3 million in the first quarter of 1996 compared with $142.0 million in 1995.

        Net premiums written were $1,127.8 million in the first quarter of 1996, an increase of 14.9% compared with the first quarter of 1995. More than half of the premium growth was due to changes in certain reinsurance agreements which are discussed below. The marketplace continued to be competitive, particularly in the commercial classes. Price increases continued to be difficult to achieve. Substantial premium growth was achieved outside the United States from our expanding international branch network.

        Effective January 1, 1996, the agreements pertaining to the exchange of reinsurance on a quota share basis with the Sun Alliance Group plc were amended to reduce the portion of each company's business that is reinsured with the other. The Corporation's property and casualty subsidiaries now retain a greater portion of the business they write directly and assume less reinsurance from Sun Alliance. As a result of these changes in retention, net premiums written in the first quarter of 1996 increased by $14.4 million for the personal classes and $32.4 million for the commercial classes and decreased by $14.0 million for reinsurance assumed. There was an additional impact on net premiums written in the first quarter of 1996 due to the effect of the portfolio transfers of unearned premiums as of January 1, 1996 resulting from these changes. The effect of these portfolio transfers was an increase in net premiums written of $30.6 million for the personal classes and $61.0 million for the commercial classes and a decrease of $65.2 million for reinsurance assumed.

        Also, effective January 1, 1996, our casualty excess of loss reinsurance program was modified, principally for excess liability and executive protection coverages. The changes include an increase in the initial retention for each loss from $5 million to $10 million and an increase in the initial aggregate amount of losses retained for each year before reinsurance becomes available. These changes in our casualty reinsurance program increased net premiums written in the first quarter of 1996 by approximately $25 million.

        Underwriting results were modestly unprofitable in the first quarter of 1996 compared with profitable results for the same quarter of 1995. Our combined loss and expense ratio was 101.3% in the first quarter of 1996 compared with 96.3% in 1995.

        The loss ratio deteriorated to 68.8% in the first quarter of 1996 from 63.3% in 1995. The loss ratio in the first quarter of 1996 was adversely affected by catastrophe losses resulting primarily from the winter storms in the eastern part of United States. Catastrophe losses during the first quarter of 1996 were 6.5 percentage points of the loss ratio compared with 0.6 of a percentage point in 1995.

        Our expense ratio was 32.5% in the first quarter of 1996 compared with 33.0% in 1995. The expense ratio in 1996 benefited from growth in net written premiums at a somewhat greater rate than the increase in overhead expenses.

        The discussion of underwriting results reflects certain reclassifications to present results in a manner more consistent with the way the property and casualty business is now managed. Prior period amounts have been restated to conform with the new presentation.

        Underwriting results during 1996 and 1995 by class of business were as follows:

                                               Quarter Ended March 31
                                ------------------------------------------------
                                    Net Premiums             Combined Loss and
                                       Written                 Expense Ratios
                                ---------------------     ----------------------
                                  1996         1995         1996           1995
                                --------     --------     --------      --------
                                    (in millions)
    Personal Insurance
      Automobile ..........     $   59.6     $   45.8         89.4%         90.4%
      Homeowners ..........        130.1         94.4        127.4          87.3
      Other ...............         64.9         48.0         65.4          76.0
                                --------     --------     --------      --------
          Total Personal ..        254.6        188.2        103.4          85.1
                                --------     --------     --------      --------

    Commercial Insurance
      Multiple Peril ......        158.5        123.4        119.1         101.2
      Casualty ............        208.7        179.4        113.6         110.6
      Workers' Compensation         72.9         56.1         96.3          98.1
      Property and Marine .        111.4         92.0         98.4          96.0
      Executive Protection         181.0        151.2         80.5          86.2
      Other ...............        139.0        109.4         86.5         101.0
                                --------     --------     --------      --------
          Total Commercial         871.5        711.5        100.0          99.0
                                --------     --------     --------      --------

    Reinsurance Assumed ...          1.7         82.2          N/M         101.7
                                --------     --------     --------      --------

          Total ...........     $1,127.8     $  981.9        101.3%         96.3%
                                ========     ========     ========      ========

  PERSONAL INSURANCE

        Premiums from personal insurance coverages, which represent approximately 23% of the premiums written by our property and casualty insurance subsidiaries, increased 35.3% in the first quarter of 1996 compared with the same quarter in 1995. Approximately two-thirds of such growth was due to the changes in the reinsurance agreement with Sun Alliance which resulted in the portfolio transfer of unearned premiums as of January 1, 1996 as well as an increase in our retention levels for these classes. Excluding the effects of the changes in the reinsurance agreement, homeowners and other non-automobile premiums increased due to further progress made to increase premiums written in non-catastrophe prone areas and personal automobile premiums increased as a result of an increase in the number of in-force policies for high value automobiles.

        Underwriting results in our personal insurance business were unprofitable in the first quarter of 1996 due to the adverse effect of significant catastrophe losses. Underwriting results were highly profitable in the same period of 1995. The combined loss and expense ratio was 103.4% in the first quarter of 1996 compared with 85.1% in 1995.

        Homeowners results in the first quarter of 1996 were adversely affected by significant weather-related catastrophe losses. Catastrophe losses represented 42.7 percentage points of the loss ratio for this class in the first quarter of 1996 compared with only 3.8 percentage points in 1995. Other personal coverages, which include insurance for personal valuables and excess liability, produced highly profitable results in 1996 and 1995 due to continued favorable loss experience. Our automobile business produced profitable results in 1996 and 1995 due primarily to stable loss frequency and severity.

COMMERCIAL INSURANCE

        Premiums from commercial insurance, which represent approximately 77% of our total writings, increased by 22.5% in the first quarter of 1996 compared with the same period a year ago. More than half of the growth in premiums was due to the changes in the reinsurance agreement with Sun Alliance which resulted in the portfolio transfer of unearned premiums as of January 1, 1996 as well as an increase in our retention levels for these classes. In addition, premium growth for the excess liability component of our casualty coverages and for our executive protection coverages benefited from the changes in our casualty excess of loss reinsurance program. Excluding the effects of the changes in our reinsurance agreements, premium growth was due primarily to the selective writing of new accounts and exposure growth on existing business. The competitive market has continued to place significant pressure on prices and has made price increases difficult to achieve for most coverages. Premium growth for property and marine, executive protection and financial institution coverages was particularly strong outside the United States.

        Our commercial insurance business produced near breakeven underwriting results in the first quarter of 1996 and 1995. The combined loss and expense ratio was 100.0% for the first quarter of 1996 compared with 99.0% in 1995.

        Multiple peril results deteriorated substantially in 1996 compared with 1995 due to an increase in catastrophe losses in the property component of this business and an increase in the frequency of large losses in the liability component. Catastrophe losses in the first quarter of 1996 represented 9.1 percentage points of the loss ratio for this class compared with only 1.1 percentage points in 1995.

        Results for our casualty business were similarly unprofitable in 1996 and 1995. Casualty results were adversely affected in both years by increases in loss reserves for asbestos-related and toxic waste claims. The excess liability component of our casualty coverages has remained profitable due to favorable loss experience in this class. Results in the automobile component were also profitable in 1996 and 1995.

        Workers' compensation results were profitable in 1996 and 1995. Results in our voluntary business have benefited from reform of the benefit provisions of workers' compensation laws in many states and the impact of medical cost containment and disability management activities. Results from our share of the involuntary pools and mandatory business in which we must participate by law also benefited from these positive factors.

        Property and marine results deteriorated modestly in 1996 compared with 1995 due to higher catastrophe losses, but remained profitable. Catastrophe losses represented 5.9 percentage points of the loss ratio for this class in the first quarter of 1996 compared with virtually no catastrophe losses in 1995.

        Executive protection results were highly profitable in 1996 and 1995 due to favorable loss experience. Our financial institutions business produced more profitable results in 1996 than in 1995. Both financial fidelity and non-fidelity coverages contributed to such improvement. Results in our other commercial classes improved in 1996 compared with 1995, but remained modestly unprofitable. The improvement was primarily in surety results which were profitable in 1996 compared with unprofitable results in 1995 due to several large losses.

REINSURANCE ASSUMED

        Reinsurance assumed is treaty reinsurance assumed primarily from Sun Alliance. The huge decrease in premiums written in the first quarter of 1996 compared with the same period in 1995 was due to the effects of the changes in the reinsurance agreement with Sun Alliance whereby the Corporation's property and casualty subsidiaries assume less reinsurance from Sun Alliance. The impact on net written premiums was particularly significant in the first quarter due to the effect of the $65 million portfolio transfer of unearned premiums back to Sun Alliance as of January 1, 1996.

        Underwriting results for this segment were near breakeven in the first quarter of 1996 compared with similar results in 1995. The combined loss and expense ratio for this business was not meaningful for the first quarter of 1996 due to the effect of the portfolio transfer of unearned premiums on the expense ratio.

LOSS RESERVES

        Loss reserves, net of reinsurance recoverable, increased by $204.6 million during the first quarter of 1996. Substantial reserve growth continued to occur in those liability coverages, primarily excess liability and executive protection, that are characterized by delayed loss reporting and extended periods of settlement. Unpaid claims related to catastrophes contributed approximately $40 million to the increase in loss reserves in the first quarter of 1996. Loss reserves also increased by approximately $35 million due to net effect of the portfolio transfers of unpaid claims as of January 1, 1996 resulting from the changes in the reinsurance agreements between the Corporation's property and casualty subsidiaries and Sun Alliance.

        Losses incurred related to asbestos and toxic waste claims were $38.6 million in the first quarter of 1996 and $45.2 million in 1995.

        A discussion of the 1993 Fibreboard asbestos-related settlement is incorporated by reference from Item 7 of the Corporation's Form 10-K for the year ended December 31, 1995.

  INVESTMENTS

        Investment income after deducting expenses and taxes increased by 7.2% in the first quarter of 1996 compared with the same period in 1995. The growth was due to an increase in invested assets since the first quarter of 1995, reflecting strong cash flow from operations. The effective tax rate on investment income was 15.7% in the first quarter of 1996 compared with 16.3% in the first quarter of 1995.

        In the first quarter of 1996, new cash was invested in tax-exempt bonds and, to a lesser extent, taxable bonds. We maintain investments in highly liquid, short term securities at all times to provide for immediate cash needs. At March 31, 1996, such securities were at a higher than normal level due to funds received related to the portfolio transfer of business previously ceded to Sun Alliance back to the Corporation's property and casualty subsidiaries.

LIFE AND HEALTH INSURANCE

        Life and health insurance earnings after taxes were $9.1 million for the first quarter of 1996 compared with $3.5 million in 1995. Total life and health insurance premiums and policy charges were $140.9 million in the first quarter of 1996 compared with $178.3 million in 1995.

        Premiums and policy charges for personal insurance amounted to $83.4 million in the first quarter of 1996, a 12.3% increase over the comparable period in 1995. Earnings from personal insurance were $10.1 million in the first quarter of 1996 compared with $7.7 million for the same period in 1995. Operating efficiencies realized from the consolidation of service centers in 1995 contributed to the increase in earnings.

        Premium revenue for group insurance was $57.5 million in the first quarter of 1996 compared with $104.1 million in 1995, a decrease of 44.8%. The decline in premium revenue, which was expected, resulted from the continuing high level of non-renewals for traditional indemnity policies due to the increased availability of alternative markets as well as our significant rate increases in recent years. Group insurance operations resulted in a loss of $1.0 million in the first quarter of 1996 compared with a loss of $4.2 million in 1995. Results in both periods were adversely affected by a high level of claims resulting from the increased cost of medical services and the increased utilization of those services. Results in both periods benefited from rate increases; this was offset in part by the adverse effect of premium revenue decreasing at a greater rate than the decrease in expenses.

        Gross investment income increased by 8.4% in the first quarter of 1996 compared with the same quarter in 1995. The growth was due to an increase in invested assets since the first quarter of 1995. The new cash available for investment was due primarily to increases in deposits credited to policyholder funds. In the first quarter of 1996, new cash was invested primarily in corporate bonds. To provide for liquidity, funds believed to be sufficient to meet any unusual needs for cash have been maintained in short term securities.

REAL ESTATE

        Real estate earnings after taxes amounted to $4.0 million in the first quarter of 1996 compared with a loss of $3.0 million in 1995. Real estate earnings in 1996 benefited from the sale of several rental properties and from residential sales. The loss for the first quarter of 1995 reflects a charge of $6.5 million after taxes resulting from the initial application of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, which established new criteria for measuring impairment of a loan.

        Revenues were $166.4 million in the first quarter of 1996 compared with $68.6 million in 1995. The increase in 1996 was due to the sale of rental properties.

CORPORATE

        On March 1, 1996, the Board of Directors approved a two-for-one stock split payable to shareholders of record as of April 19, 1996. At the same time, the Board of Directors approved an increase in the number of authorized shares of common stock of the Corporation from 300 million shares to 600 million shares.

INVESTMENT GAINS AND LOSSES

        Decisions to sell securities are governed principally by considerations of investment opportunities and tax consequences. As a result, realized investment gains and losses vary significantly from period to period. Net investment gains before taxes of $22.0 million were realized in the first quarter of 1996 compared with net gains of $3.4 million for the same period in 1995.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 6 - Exhibits and Reports on Form 8-K
- -----------------------------------------

A.  Exhibit 11.1 - Computation of earnings per share.

B. Reports on Form 8-K - The Registrant filed a current report on Form 8-K dated March 1, 1996 with respect to the announcement on March 1, 1996 that the Board of Directors of the Registrant had (1) declared a quarterly dividend in the amount of $0.54 per share payable April 2, 1996 to shareholders of record as of March 15, 1996, (2) declared a two-for-one stock split payable to shareholders of record as of April 19, 1996 and (3) approved an amendment to the Registrant's Certificate of Incorporation increasing the authorized shares of common stock from 300 million shares to 600 million shares.











                                   SIGNATURES
                                   ----------

        Pursuant to the requirements of the Securities Exchange Act of 1934, The Chubb Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             THE CHUBB CORPORATION

                                                 (Registrant)



                                             By:  /S/ Henry B. Schram
                                                 ______________________________
                                                  Henry B. Schram
                                                  Senior Vice-President and
                                                   Chief Accounting Officer

Date: May 14, 1996