Form 10-Q
period 1996-06-30
CHUBB CORP
filed 1996-08-14
CIK 20171

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                Washington, D. C.

                                      20549

                                    FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended       June 30, 1996
                               -------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____________ to ___________________

Commission file number    1-8661
                       -------------


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

        The number of shares of common stock outstanding as of July 31, 1996 was 174,279,753.

                              THE CHUBB CORPORATION
                                      INDEX



                                                                     Page Number

Part I.   Financial Information:

  Item 1 - Financial Statements:

    Consolidated Balance Sheets as of
     June 30, 1996 and December 31, 1995..........................        1


    Consolidated Statements of Income for the
     Three Months and Six Months Ended June 30, 1996 and 1995.....        2


    Consolidated Statements of Cash Flows for the
     Six Months Ended June 30, 1996 and 1995......................        3


    Notes to Consolidated Financial Statements....................        4


  Item  2 - Management's Discussion and Analysis
    of Financial Condition and Results of Operations..............        7


Part II.  Other Information:

  Item 4 - Submission of Matters to a Vote of Security Holders....       14

  Item 6 - Exhibits and Reports on Form 8-K.......................       16

                              THE CHUBB CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                          June 30,    Dec. 31,
                                                            1996        1995
                                                          ---------   ---------
                                                              (in millions)
Assets

  Invested Assets
    Short Term Investments............................... $   540.7   $   484.5
    Fixed Maturities
      Held-to-Maturity
       Tax Exempt (market $2,697.8 and $3,004.8).........   2,585.4     2,826.7
       Taxable (market $406.1 and $433.9)................     395.7       402.5
      Available-for-Sale
       Tax Exempt (cost $4,069.2 and $3,607.9)...........   4,207.5     3,860.6
       Taxable (cost $5,680.0 and $5,282.7)..............   5,688.4     5,513.0
    Equity Securities (cost $516.3 and $493.4)...........     618.5       587.8
    Policy and Mortgage Loans............................     219.5       212.3
                                                          ---------   ---------

           TOTAL INVESTED ASSETS.........................  14,255.7    13,887.4
  Cash...................................................       6.4        11.9
  Accrued Investment Income..............................     233.6       245.3
  Premiums Receivable....................................   1,033.2       872.9
  Reinsurance Recoverable on Property and Casualty
   Unpaid Claims.........................................   1,753.9     1,973.7
  Prepaid Reinsurance Premiums...........................     355.9       484.4
  Funds Held for Asbestos-Related Settlement.............     828.3     1,038.1
  Deferred Policy Acquisiton Costs
    Property and Casualty Insurance......................     586.2       558.7
    Life and Health Insurance............................     676.3       612.7
  Real Estate Assets.....................................   1,754.0     1,742.6
  Deferred Income Tax....................................     271.5       159.7
  Other Assets...........................................   1,270.5     1,409.1
                                                          ---------   ---------

           TOTAL ASSETS.................................. $23,025.5   $22,996.5
                                                          =========   =========

Liabilities

  Property and Casualty Unpaid Claims.................... $ 9,510.6   $ 9,588.2
  Life and Health Policy Liabilities.....................   3,080.2     2,943.1
  Unearned Premiums......................................   2,560.0     2,570.7
  Short Term Debt........................................     243.5       187.6
  Long Term Debt.........................................   1,079.9     1,156.0
  Dividend Payable to Shareholders.......................      47.3        42.7
  Accrued Expenses and Other Liabilities.................   1,229.0     1,245.5
                                                          ---------   ---------

           TOTAL LIABILITIES.............................  17,750.5    17,733.8
                                                          ---------   ---------

Shareholders' Equity

  Common Stock - $1 Par Value; 175,622,794 and
   87,819,355 Shares (Note 5)............................     175.6        87.8
  Paid-In Surplus........................................     686.7       778.2
  Retained Earnings......................................   4,437.7     4,206.5
  Foreign Currency Translation Losses, Net of Income Tax.     (16.1)       (3.4)
  Unrealized Appreciation of Investments, Net............     154.6       345.9
  Receivable from Employee Stock Ownership Plan..........    (110.7)     (115.0)
  Treasury Stock, at Cost - 1,248,278 and
   518,468 Shares (Note 5)...............................     (52.8)      (37.3)
                                                          ---------   ---------

           TOTAL SHAREHOLDERS' EQUITY....................   5,275.0     5,262.7
                                                          ---------   ---------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.... $23,025.5   $22,996.5
                                                          =========   =========

See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                              PERIODS ENDED JUNE 30


                                           Second Quarter        Six Months
                                         ------------------  ------------------
                                           1996      1995      1996      1995
                                         --------  --------  --------  --------
                                                      (in millions)
Revenues
  Premiums Earned and Policy Charges.... $1,228.0  $1,177.3  $2,490.4  $2,351.1
  Investment Income.....................    232.7     218.8     466.8     437.1
  Real Estate...........................     51.0      79.4     217.4     148.0
  Realized Investment Gains.............     15.1      50.3      37.1      53.7
                                         --------  --------  --------  --------

         Total Revenues.................  1,526.8   1,525.8   3,211.7   2,989.9
                                         --------  --------  --------  --------


Benefits, Claims and Expenses
  Insurance Claims and Policyholders'
   Benefits.............................    815.9     788.4   1,707.7   1,575.3
  Amortization of Deferred Policy
   Acquisition Costs....................    333.9     294.0     661.6     587.7
  Other Insurance Operating Costs and
   Expenses.............................     97.7     118.4     204.7     231.0
  Real Estate Cost of Sales and Expenses     46.1      73.3     206.0     147.2
  Investment Expenses...................      3.7       3.6       8.8       8.3
  Corporate Expenses....................      7.4       7.5      14.7      15.8
                                         --------  --------  --------  --------

         Total Benefits, Claims and
          Expenses......................  1,304.7   1,285.2   2,803.5   2,565.3
                                         --------  --------  --------  --------

Income Before Federal and Foreign
 Income Tax.............................    222.1     240.6     408.2     424.6
Federal and Foreign Income Tax..........     47.8      55.6      82.5      92.9
                                         --------  --------  --------  --------

Net Income.............................. $  174.3  $  185.0  $  325.7  $  331.7
                                         ========  ========  ========  ========

Average Common and Common Equivalent
 Shares Outstanding (In Thousands)......  180,416   179,756   180,436   179,646


PER SHARE DATA
- --------------
Net Income.............................. $    .98  $   1.04  $   1.83  $   1.87

Dividends Declared......................      .27   .24 1/2       .54       .49









See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30

                                                            1996          1995
                                                          ---------   ---------
                                                              (in millions)
Cash Flows from Operating Activities
  Net Income............................................. $   325.7   $   331.7
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities
    Increase in Property and Casualty Unpaid Claims, Net.     142.2       286.7
    Increase in Unearned Premiums, Net...................     117.8       107.1
    Increase in Premiums Receivable......................    (160.3)     (153.9)
    Decrease (Increase) in Funds Held for Asbestos-
     Related Settlement..................................     209.8      (483.6)
    Decrease in Medical Malpractice Reinsurance
     Related Receivable..................................     191.2           -
    Increase in Deferred Policy Acquisiton Costs.........     (56.9)      (62.0)
    Realized Investment Gains............................     (37.1)      (53.7)
    Other, Net...........................................     (19.0)       52.7
                                                          ---------   ---------

  Net Cash Provided by Operating Activities..............     713.4        25.0
                                                          ---------   ---------

Cash Flows from Investing Activities
  Proceeds from Sales of Fixed Maturities................   2,049.0     1,786.8
  Proceeds from Maturities of Fixed Maturities...........     702.5       324.9
  Proceeds from Sales of Equity Securities...............     161.4       286.3
  Purchases of Fixed Maturities..........................  (3,353.3)   (2,609.9)
  Purchases of Equity Securities.........................    (157.4)      (86.1)
  Decrease (Increase) in Short Term Investments, Net.....     (56.2)      224.6
  Increase (Decrease) in Net Payable from Security
   Transactions Not Settled..............................      (7.5)      119.1
  Additions to Real Estate Assets, Net...................     (20.0)      (25.3)
  Other, Net.............................................     (54.6)      (72.1)
                                                          ---------   ---------

  Net Cash Used in Investing Activities..................    (736.1)      (51.7)
                                                          ---------   ---------

Cash Flows from Financing Activities
  Deposits Credited to Policyholder Funds................     227.9       241.4
  Withdrawals from Policyholder Funds....................     (82.8)      (68.9)
  Proceeds from Issuance of Long Term Debt...............       2.0       151.5
  Repayment of Long Term Debt............................     (78.1)     (269.7)
  Increase in Short Term Debt, Net.......................      55.9        48.2
  Dividends Paid to Shareholders.........................     (89.9)      (82.4)
  Repurchase of Shares...................................     (34.0)          -
  Other, Net.............................................      16.2         9.6
                                                          ---------   ---------

  Net Cash Provided by Financing Activities..............      17.2        29.7
                                                          ---------   ---------

Net Increase (Decrease) in Cash..........................      (5.5)        3.0

Cash at Beginning of Year................................      11.9         5.6
                                                          ---------   ---------

  Cash at End of Period.................................. $     6.4   $     8.6
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

2)       Discontinued Operations

                  In the second quarter of 1996, the Corporation announced a plan to exit the group health insurance business. A definitive agreement was reached on May 31, 1996 with Healthsource Inc. under which Healthsource will acquire the Corporation's 85% interest in ChubbHealth, Inc., a health maintenance organization, for $25 million. The sale is subject to regulatory approvals and is expected to be completed no later than the second quarter of 1997. Also, the life and health insurance subsidiaries discontinued the marketing of traditional group health indemnity business. Due to various contractual and regulatory requirements, group health indemnity coverages will be renewed in certain jurisdictions until an orderly transition to another carrier or termination of coverage can occur.

                  The group health insurance operations have been accounted for as discontinued operations. However, the Corporation's results of operations for periods prior to the second quarter of 1996 have not been restated since amounts attributable to the group health insurance business were not significant. It is expected that the sale of ChubbHealth will result in an after tax gain of approximately $15 million which will be substantially offset by costs relating to the life and health insurance subsidiaries' exit from the traditional indemnity business. The discontinued group health business had no effect on net income in the second quarter of 1996. Results of the discontinued group health insurance operations included in the consolidated statements of income were as follows:

                                                     Periods Ended June 30
                                                ---------------------------------
                                                Second Quarter       Six Months
                                                --------------     --------------
                                                1996      1995     1996      1995
                                                ----      ----     ----      ----
                                                           (in millions)

        Premiums earned........................    -      $82.5    $57.5    $186.6

        Net loss...............................    -       (1.9)    (1.0)     (6.1)

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

               The net change in unrealized appreciation or depreciation of investments carried at market value was as follows:

                                                               Periods Ended June 30
                                              ----------------------------------------------------
                                                   Second Quarter                  Six Months
                                              -------------------           ----------------------
                                                1996           1995           1996          1995
                                              -------        -------        -------        -------
                                                                  (in millions)
  Change in unrealized appreciation of
    equity securities .................       $   4.2        $   1.9        $   7.8        $  43.9
  Change in unrealized appreciation or
    depreciation of fixed maturities ..        (103.8)         166.7         (336.3)         427.3
  Change in deferred policy acquisition
    cost adjustment ...................           7.0          (30.7)          34.2          (60.0)
                                              -------        -------        -------        -------
                                                (92.6)         137.9         (294.3)         411.2
  Deferred income tax (credit), net of
   change in valuation allowance ......         (32.4)          48.2         (103.0)          94.2
                                              -------        -------        -------        -------

  Change in unrealized appreciation or
   depreciation of investments, net ...       $ (60.2)       $  89.7        $(191.3)       $ 317.0
                                              =======        =======        =======        =======

                  A valuation allowance of $49.6 million was provided at December 31, 1994 related to future tax benefits on unrealized depreciation of investments carried at market value. At March 31, 1995, there was unrealized appreciation of such investments. Therefore, the valuation allowance was eliminated in the first quarter of 1995. The valuation allowance had no impact on net income.

4)       Property and Casualty Unpaid Claims

                  A discussion of the 1993 Fibreboard asbestos-related settlement is presented in Note 14 of the notes to consolidated financial statements in the 1995 Annual Report to Shareholders. The following developments during 1996 relate to the settlement.

                  In July 1996, the United States Court of Appeals for the Fifth Circuit affirmed the 1995 judgment of the United States District Court of the Eastern District of Texas, which approved the global settlement agreement among Pacific Indemnity Company (a subsidiary of the Corporation), Continental Casualty Company (a subsidiary of CNA Financial Corporation), Fibreboard Corporation and attorneys representing claimants against Fibreboard for all future asbestos-related bodily injury claims against Fibreboard, which are claims that were not filed in court before August 27, 1993. The Court also affirmed the approval of the trilateral agreement among Pacific Indemnity, Continental Casualty and Fibreboard to settle all pending and future asbestos-related bodily injury claims resulting from insurance policies that were, or may have been, issued to Fibreboard by the two insurers. The trilateral agreement will be triggered if the global settlement agreement is disapproved. The affirmation of these agreements will have no effect on the amount of loss reserves provided for the setttlement. While there may be a request for review by the entire Fifth Circuit as well as an appeal to the United States Supreme Court, management is optimistic that the approval of the settlement will be upheld. However, if both the global settlement agreement and the trilateral agreement are disapproved, there can be no assurance that the loss reserves established for future claims would be sufficient to pay all amounts which ultimately could become payable in respect of future asbestos-related bodily injury claims against Fibreboard.

5)       Shareholders' Equity

                  On March 1, 1996, the Board of Directors approved a two-for-one stock split payable to shareholders of record as of April 19, 1996. Accordingly, in the consolidated balance sheet at June 30, 1996, the shares of common stock issued and the shares held as treasury stock reflect the effect of the stock split.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND
             1995 AND FOR THE QUARTERS ENDED JUNE 30, 1996 AND 1995


PROPERTY AND CASUALTY INSURANCE

        Earnings from our property and casualty business were modestly lower in the first six months of 1996 compared with the same period of 1995. The decrease in 1996 was due in large part to higher catastrophe losses, resulting primarily from the winter storms in the eastern part of the United States in the first quarter. Investment income increased in 1996 compared with 1995. Property and casualty income after taxes amounted to $269.9 million in the first six months of 1996 and $149.6 million in the second quarter compared with $278.6 million and $136.6 million, respectively, in 1995.

        Net premiums written were $2.4 billion in the first six months of 1996 and $1.3 billion in the second quarter, representing increases of 12.5% and 10.4%, respectively, over the comparable periods of 1995. More than half of the premium growth was due to changes in certain reinsurance agreements which are discussed below. The marketplace continued to be competitive, particularly in the commercial classes. Price increases continued to be difficult to achieve. Substantial premium growth was achieved outside the United States from our expanding international branch network.

        Effective January 1, 1996, the agreements pertaining to the exchange of reinsurance on a quota share basis with the Sun Alliance Group plc were amended to reduce the portion of each company's business that is reinsured with the other. The Corporation's property and casualty subsidiaries now retain a greater portion of the business they write directly and assume less reinsurance from Sun Alliance. As a result of these changes in retention, net premiums written in the first six months of 1996 increased by $31.4 million for the personal classes and $67.5 million for the commercial classes and decreased by $23.0 million for reinsurance assumed. There was an additional impact on net premiums written in the first quarter of 1996 due to the effect of the portfolio transfers of unearned premiums as of January 1, 1996 resulting from these changes. The effect of these portfolio transfers was an increase in net premiums written of $30.6 million for the personal classes and $61.0 million for the commercial classes and a decrease of $65.2 million for reinsurance assumed.

        Also, effective January 1, 1996, our casualty excess of loss reinsurance program was modified, principally for excess liability and executive protection coverages. The changes include an increase in the initial retention for each loss from $5 million to $10 million and an increase in the initial aggregate amount of losses retained for each year before reinsurance becomes available. These changes in our casualty reinsurance program increased net premiums written in the first six months of 1996 by approximately $55 million.

        Underwriting results were profitable in 1996 and 1995. Our combined loss and expense ratio was 98.8% in the first six months of 1996 and 96.3% in the second quarter compared with 96.3% and 96.4%, respectively, in 1995.

        The loss ratio was 66.6% for the first six months of 1996 and 64.3% for the second quarter compared with 63.9% and 64.5%, respectively, in the prior year. The loss ratios continue to reflect the favorable experience resulting from the consistent application of our disciplined underwriting standards. Catastrophe losses in the first six months of 1996 amounted to $83.9 million which represented 3.7 percentage points of the loss ratio compared with $49.1 million or 2.5 percentage points in 1995. Catastrophe losses for the second quarter of 1996 amounted to $10.9 million or 1.0 percentage point of the loss ratio compared with $42.7 million or 4.2 percentage points in 1995.

        Our expense ratio was 32.2% for the first six months of 1996 and 32.0% for the second quarter compared with 32.4% and 31.9%, respectively, in 1995.

        The discussion of underwriting results reflects certain reclassifications to present results in a manner more consistent with the way the property and casualty business is now managed. Prior period amounts have been restated to conform with the new presentation.

        Underwriting results during 1996 and 1995 by class of business were as follows:

                                              Six Months Ended June 30
                                     ----------------------------------------
                                         Net Premiums       Combined Loss and
                                           Written           Expense Ratios
                                     -----------------       ----------------
                                       1996       1995       1996       1995
                                       ----       ----       ----       ----
                                        (in millions)
Personal Insurance
  Automobile........................ $  121.9   $   99.4      85.5%    90.4%
  Homeowners........................    274.7      217.9     112.6     93.5
  Other.............................    130.3      105.5      67.5     73.9
                                     --------   --------     -----    -----
      Total Personal................    526.9      422.8      95.3     87.9
                                     --------   --------     -----    -----

Commercial Insurance
  Multiple Peril....................    325.7      275.6     118.2    106.4
  Casualty..........................    421.8      375.1     111.2    111.2
  Workers' Compensation.............    128.0      106.2      96.3     96.8
  Property and Marine...............    255.2      214.6      93.0     87.5
  Executive Protection..............    381.6      319.3      81.6     81.9
  Other.............................    275.8      248.0      87.4    100.8
                                     --------   --------     -----    -----
      Total Commercial..............  1,788.1    1,538.8      99.0     98.3
                                     --------   --------     -----    -----

Reinsurance Assumed.................     68.6      157.6      N/M     101.4
                                     --------   --------     -----    -----

      Total......................... $2,383.6   $2,119.2      98.8%    96.3%
                                     ========   ========     =====    =====

The combined loss and expense ratio for Reinsurance Assumed was not meaningful for the first six months of 1996 due to the effect of the portfolio transfer of unearned premiums on the expense ratio.

                                                Quarter Ended June 30
                                     ----------------------------------------
                                         Net Premiums       Combined Loss and
                                           Written           Expense Ratios
                                     -----------------      -----------------
                                       1996       1995       1996      1995
                                       ----       ----       ----      ----
                                        (in millions)
Personal Insurance
  Automobile........................ $   62.3   $   53.6      81.8%    90.3%
  Homeowners........................    144.6      123.5      98.2     99.6
  Other.............................     65.4       57.5      69.6     71.9
                                     --------   --------     -----    -----
      Total Personal................    272.3      234.6      87.5     90.7
                                     --------   --------     -----    -----

Commercial Insurance
  Multiple Peril....................    167.2      152.2     117.4    112.2
  Casualty..........................    213.1      195.7     108.7    111.9
  Workers' Compensation.............     55.1       50.1      97.0     95.8
  Property and Marine...............    143.8      122.6      87.9     79.8
  Executive Protection..............    200.6      168.1      82.8     77.6
  Other.............................    136.8      138.6      88.3    100.8
                                     --------   --------     -----    -----
      Total Commercial..............    916.6      827.3      98.1     97.6
                                     --------   --------     -----    -----

Reinsurance Assumed.................     66.9       75.4     107.6    101.3
                                     --------   --------     -----    -----

      Total......................... $1,255.8   $1,137.3      96.3%    96.4%
                                     ========   ========     =====    =====

  PERSONAL INSURANCE

        Premiums from personal insurance coverages, which represent approximately 22% of the premiums written by our property and casualty insurance subsidiaries, increased 24.6% in the first six months of 1996 and 16.1% in the second quarter compared with the similar periods in 1995. More than half of such growth in the first six months of 1996 was due to the changes in the reinsurance agreement with Sun Alliance which resulted in the portfolio transfer of unearned premiums as of January 1, 1996 as well as an increase in our retention percentage for these classes. Similarly, almost half of the growth in the second quarter for these classes was due to the increase in our retention. Excluding the effects of the changes in the reinsurance agreement, homeowners and other non-automobile premiums increased due to further progress made to increase premiums written in non-catastrophe prone areas and personal automobile premiums increased as a result of an increase in the number of in-force policies for high value automobiles.

        Our personal insurance business produced less profitable underwriting results in the first six months of 1996 than the highly profitable results in the prior year due to the adverse effect of significant catastrophe losses in the first quarter. The combined loss and expense ratios were 95.3% for the first six months of 1996 and 87.5% for the second quarter compared with 87.9% and 90.7%, respectively, in 1995.

        Homeowners results were unprofitable in the first six months of 1996 compared with profitable results in the same period in 1995. Significant weather-related catastrophe losses adversely affected homeowners results in the first six months of both years, but more so in 1996. Catastrophe losses for this class represented 23.7 percentage points of the loss ratio for the first six months of 1996 and 5.2 percentage points for the second quarter compared with 12.9 and 21.9 percentage points, respectively, in the comparable 1995 periods. Homeowners results in 1995 also benefited from fewer large losses. Other personal coverages, which include insurance for personal valuables and excess liability, produced highly profitable results in 1996 and 1995 due to continued favorable loss experience. Our automobile business produced profitable results in 1996 and 1995 due primarily to stable loss frequency and severity.

COMMERCIAL INSURANCE

        Premiums from commercial insurance, which represent approximately 75% of our total writings, increased by 16.2% in the first six months of 1996 and 10.8% in the second quarter compared with the similar periods in 1995. Approximately half of the growth in premiums in the first six months of 1996 was due to the changes in the reinsurance agreement with Sun Alliance which resulted in the portfolio transfer of unearned premiums as of January 1, 1996 as well as an increase in our retention percentage for these classes. Similarly, 40% of the growth in the second quarter for these classes was due to the increase in our retention. In addition, premium growth in 1996 for the excess liability component of our casualty coverages and for our executive protection coverages benefited from the changes in our casualty excess of loss reinsurance program. Excluding the effects of the changes in our reinsurance agreements, premium growth was due primarily to the selective writing of new accounts and exposure growth on existing business. The competitive market has continued to place significant pressure on prices and has made price increases difficult to achieve for most coverages. Premium growth for property and marine, executive protection and financial institution coverages was strong outside the United States.

        Our commercial insurance business produced modestly profitable underwriting results in 1996 and 1995. The combined loss and expense ratios were 99.0% for the first six months of 1996 and 98.1% for the second quarter compared with 98.3% and 97.6%, respectively, in 1995.

        Multiple peril results deteriorated substantially in 1996 compared with 1995 due in large part to an increase in catastrophe losses in the property component of this business and an increase in the frequency of large losses in the liability component. Catastrophe losses in the first six months of 1996 represented 5.1 percentage points of the loss ratio for this class compared with only 1.6 percentage points in 1995.

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

        Property and marine results were profitable in 1996 and 1995. Results in both years benefited from stable loss frequency and severity.

        Executive protection results were highly profitable in 1996 and 1995 due to favorable loss experience. Our financial institutions business produced more profitable results in 1996 than in 1995. The financial fidelity portion of this business was highly profitable in both years. The non-fidelity results were adversely affected in 1995 by significant catastrophe losses in the second quarter. Results in our other commercial classes improved in 1996 compared with 1995, but remained modestly unprofitable. The improvement was primarily in surety results which were profitable in 1996 compared with unprofitable results in 1995 due to several large losses.

REINSURANCE ASSUMED

        Reinsurance assumed is treaty reinsurance assumed primarily from Sun Alliance. The substantial decrease in premiums written in the first six months of 1996 compared with the same period in 1995 was due to the effects of the changes in the reinsurance agreement with Sun Alliance whereby the Corporation's property and casualty subsidiaries assume less reinsurance from Sun Alliance. The impact on net written premiums was particularly significant due to the first quarter effect of the $65 million portfolio transfer of unearned premiums back to Sun Alliance as of January 1, 1996.

        Underwriting results for this segment were somewhat unprofitable in the first six months of 1996 compared with near breakeven results in the prior year.

LOSS RESERVES

        Loss reserves, net of reinsurance recoverable, increased by $142.2 million during the first six months of 1996. The increase would have been greater except that loss reserves were reduced by $216.0 million in the second quarter as the result of payments in that amount related to the 1993 Fibreboard asbestos-related settlement. Substantial reserve growth continued to occur in those liability coverages, primarily excess liability and executive protection, that are characterized by delayed loss reporting and extended periods of settlement. Loss reserves also increased by approximately $35 million due to the net effect of the portfolio transfers of unpaid claims as of January 1, 1996 resulting from the changes in the reinsurance agreements between the Corporation's property and casualty subsidiaries and Sun Alliance.

        Losses incurred related to asbestos and toxic waste claims were $76.9 million in the first six months of 1996 and $91.1 million for the same period in 1995.

        A discussion of the 1993 Fibreboard asbestos-related settlement is incorporated by reference from Item 7 of the Corporation's Form 10-K for the year ended December 31, 1995. The following developments during 1996 relate to the settlement. In July 1996, the United States Court of Appeals for the Fifth Circuit affirmed the 1995 judgment of the United States District Court of the Eastern District of Texas, which approved the global settlement agreement among Pacific Indemnity Company (a subsidiary of the Corporation), Continental Casualty Company (a subsidiary of CNA Financial Corporation), Fibreboard Corporation and attorneys representing claimants against Fibreboard for all future asbestos-related bodily injury claims against Fibreboard, which are claims that were not filed in court before August 27, 1993. The Court also affirmed the approval of the trilateral agreement among Pacific Indemnity, Continental Casualty and Fibreboard to settle all pending and future asbestos-related bodily injury claims resulting from insurance policies that were, or may have been, issued to Fibreboard by the two insurers. The trilateral agreement will be triggered if the global settlement agreement is disapproved. The affirmation of these agreements will have no effect on the amount of loss reserves provided for the settlement. While there may be a request for review of either or both of these agreements by the entire Fifth Circuit as well as an appeal to the United States Supreme Court, management remains optimistic that the settlement will be upheld. However, if both the global settlement agreement and the trilateral agreement are disapproved, there can be no assurance that the loss reserves established for future claims would be sufficient to pay all amounts which ultimately could become payable in respect of future asbestos-related bodily injury claims against Fibreboard.

  INVESTMENTS

        Investment income after deducting expenses and taxes increased by 7.2% in the first six months of 1996 and 7.3% in the second quarter compared with the same periods in 1995. The growth was due to an increase in invested assets since the second quarter of 1995, reflecting strong cash flow from operations. The effective tax rate on investment income was 15.5% in both the first six months of 1996 and 1995.

        In the first six months of 1996, new cash was invested in tax-exempt bonds and taxable bonds. We maintain investments in highly liquid, short term securities at all times to provide for immediate cash needs.

LIFE AND HEALTH INSURANCE

        Life and health insurance earnings after taxes were $16.8 million for the first six months of 1996 compared with $12.4 million in 1995.

        Premiums and policy charges for personal insurance amounted to $167.1 million in the first six months of 1996, an increase of 9.6% over the comparable period in 1995. Earnings from personal insurance were $17.8 million in the first six months of 1996 compared with $18.5 million in 1995. The earnings decrease is due to high mortality in 1996, particularly in the second quarter; this was offset in part by operating efficiencies realized from the consolidation of service centers in 1995.

        In the second quarter of 1996, the Corporation announced a plan to exit the group health insurance business. A definitive agreement was reached on May 31 with Healthsource Inc. under which Healthsource will acquire the Corporation's 85% interest in ChubbHealth, Inc., a health maintenance organization, for $25 million. The sale is subject to regulatory approvals and is expected to be completed no later than the second quarter of 1997. Also, the life and health insurance subsidiaries discontinued the marketing of traditional group health indemnity business. Due to various contractual and regulatory requirements, group health indemnity coverages will be renewed in certain jurisdictions until an orderly transition to another carrier or termination of coverage can occur.

        The group health insurance operations have been accounted for as discontinued operations. However, the Corporation's results of operations for periods prior to the second quarter of 1996 have not been restated since amounts attributable to the group health insurance business were not significant. It is expected that the sale of ChubbHealth will result in an after tax gain of approximately $15 million which will be substantially offset by costs relating to our exit from the traditional indemnity business. The discontinued group health business had no effect on net income in the second quarter of 1996. Results of the discontinued group health insurance operations included in the consolidated statements of income were as follows:

                                               Periods Ended June 30
                                         ---------------------------------------
                                         Second Quarter            Six Months
                                         --------------        -----------------
                                          1996    1995         1996      1995
                                          ----    ----         ----      ----
                                                     (in millions)

        Premiums earned .............       -     $82.5        $57.5     $186.6

        Net loss  ...................       -      (1.9)        (1.0)      (6.1)

        Gross investment income increased by 4.8% in the first six months of 1996 compared with the same period in 1995. Excluding investment income related to the discontinued group health insurance operations, gross investment income increased by 9.0% in the first six months of 1996. Such growth was due to an increase in invested assets since the second quarter of 1995. The new cash available for investment was due primarily to increases in deposits credited to policyholder funds. In the first six months of 1996, new cash was invested primarily in corporate bonds. To provide for liquidity, funds believed to be sufficient to meet any unusual needs for cash have been maintained in short term securities.

REAL ESTATE

        Real estate earnings after taxes were $7.0 million for the first six months of 1996 compared with $0.5 million in 1995. Real estate earnings in 1996 benefited from the sale of several rental properties in the first quarter. Results in 1995 reflect a first quarter charge of $6.5 million after taxes resulting from the initial application of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, which established new criteria for measuring impairment of a loan.

        Revenues were $217.4 million in the first six months of 1996 compared with $148.0 million in 1995. The increase in 1996 was due to the sale of rental properties.

INVESTMENT GAINS AND LOSSES

        Decisions to sell securities are governed principally by considerations of investment opportunities and tax consequences. As a result, realized investment gains and losses may vary significantly from period to period. Net investment gains before taxes of $37.1 million were realized in the first six months of 1996 compared with net gains of $53.7 million for the same period in 1995.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 4 - Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

        The Annual Meeting of Shareholders of The Chubb Corporation was held on April 23, 1996. Matters submitted to Shareholders at the meeting were as follows (the number of votes cast has not been adjusted to reflect the two-for-one stock split effective April 19, 1996):

        Votes were cast in the following manner in connection with the election of each Director to serve until the next Annual Meeting of Shareholders.

                                                             Votes Against
Director                              Votes For               or Withheld
- --------                              ---------               -----------

John C. Beck                          75,306,310                 25,864
James I. Cash, Jr.                    75,284,974                 47,200
Percy Chubb, III                      75,008,414                323,760
Joel J. Cohen                         75,007,222                324,952
David H. Hoag                         75,305,793                 26,381
Robert V. Lindsay                     75,291,391                 40,783
Thomas C. MacAvoy                     75,299,710                 32,464
Gertrude G. Michelson                 75,295,845                 36,329
Dean R. O'Hare                        75,285,342                 46,832
Warren B. Rudman                      75,294,875                 37,299
David G. Scholey                      75,005,138                327,036
Raymond G. H. Seitz                   75,008,384                323,790
Lawrence M. Small                     75,305,300                 26,874
Richard D. Wood                       75,289,791                 42,383

        For each Director, there were 218,084 abstaining votes. There were no broker non-votes cast.

        Votes were cast in the following manner in connection with the proposal to approve The Chubb Corporation Annual Incentive Compensation Plan (1996).

                                      Votes For             Votes Against
                                      ---------             -------------

                                      72,339,258              2,279,126

        There were 931,874 abstaining votes and no broker non-votes cast.

        Votes were cast in the following manner in connection with the proposal to approve The Chubb Corporation Long-Term Stock Incentive Plan (1996).

                                      Votes For             Votes Against
                                      ---------             -------------

                                      55,112,802             14,690,450

        There were 883,210 abstaining votes and 4,863,796 broker non-votes cast.

        Votes were cast in the following manner in connection with the proposal to approve The Chubb Corporation Stock Option Plan for Non-Employee Directors
(1996).

                                      Votes For             Votes Against
                                      ---------             -------------

                                      64,957,063              4,685,191

        There were 1,044,208 abstaining votes and 4,863,796 broker non-votes cast.

        Votes were cast in the following manner in connection with the proposal to approve the selection of Ernst & Young LLP as the independent auditors of the Registrant for the year 1996.

                                      Votes For             Votes Against
                                      ---------             -------------

                                      75,241,626                141,330

        There were 167,302 abstaining votes and no broker non-votes cast.

Item 6 - Exhibits and Reports on Form 8-K
- -----------------------------------------

A.   Exhibit 3.1 - Restated Certificate of Incorporation filed herewith

B.   Exhibit 10.1 - Material Contracts

     - The Chubb Corporation Annual Incentive Compensation Plan (1996) incorporated by reference to Exhibit A of the registrant's definitive proxy statement for the Annual Meeting of Shareholders held on April 23, 1996.

     - The Chubb Corporation Long-Term Stock Incentive Plan (1996), as amended, filed herewith.

     - The Chubb Corporation Stock Option Plan for Non-Employee Directors
       (1996) incorporated by reference to Exhibit C of the registrant's definitive proxy statement for the Annual Meeting of Shareholders held on April 23, 1996.

C.   Exhibit 11.1 - Computation of earnings per share.

D. Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended June 30, 1996.









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

                                             THE CHUBB CORPORATION

                                                 (Registrant)



                                             By:  /s/ Henry B. Schram
                                                 -------------------------------
                                                  Henry B. Schram
                                                  Senior Vice-President and
                                                   Chief Accounting Officer


Date: August 14, 1996

                                EXHIBIT INDEX


EXHIBIT NO         DESCRIPTION

  3.1 - Restated Certificate of Incorporation filed herewith

 10.1 - Material Contracts

      - The Chubb Corporation Annual Incentive Compensation Plan
        (1996) incorporated by reference to Exhibit A of the registrant's definitive proxy statement for the Annual Meeting of Shareholders held on April 23, 1996.

      - The Chubb Corporation Long-Term Stock Incentive Plan (1996), as amended, filed herewith.

      - The Chubb Corporation Stock Option Plan for Non-Employee
        Directors (1996) incorporated by reference to Exhibit C of the registrant's definitive proxy statement for the Annual Meeting of Shareholders held on April 23, 1996.

 11.1 - Computation of earnings per share.

 27.1 - Financial Data Schedule.