Form 10-Q
period 1996-09-30
CHUBB CORP
filed 1996-11-13
CIK 20171

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington, D. C.

                                     20549

                                   FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the quarterly period ended       September 30, 1996
                               -----------------------------

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number    1-8661
                       -----------



                              THE CHUBB CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          NEW JERSEY                                          13-2595722
-------------------------------                          --------------------
(State or other jurisdiction of                          (I. R. S. Employer
 incorporation or organization)                           Identification No.)


15 MOUNTAIN VIEW ROAD, WARREN, NEW JERSEY                     07061-1615
-----------------------------------------                     ----------
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


                    YES       X          NO
                        ----------------   ----------------

       The number of shares of common stock outstanding as of October 31, 1996 was 174,010,087.

                             THE CHUBB CORPORATION
                                     INDEX



                                                                     Page Number
                                                                     -----------
Part I.   Financial Information:

  Item 1 - Financial Statements:

    Consolidated Balance Sheets as of
     September 30, 1996 and December 31, 1995.....................        1


    Consolidated Statements of Income for the
     Three Months and Nine Months Ended
     September 30, 1996 and 1995..................................        2


    Consolidated Statements of Cash Flows for the
     Nine Months Ended September 30, 1996 and 1995................        3


    Notes to Consolidated Financial Statements....................        4


  Item  2 - Management's Discussion and Analysis
    of Financial Condition and Results of Operations..............        7


Part II.  Other Information:

  Item 6 - Exhibits and Reports on Form 8-K.......................       15

                             THE CHUBB CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                          Sept. 30,   Dec. 31,
                                                             1996       1995
                                                          ---------   --------
                                                              (in millions)
Assets
  Invested Assets
    Short Term Investments............................... $   665.4   $   484.5
    Fixed Maturities
      Held-to-Maturity
       Tax Exempt (market $2,607.9 and $3,004.8).........   2,489.6     2,826.7
       Taxable (market $403.1 and $433.9)................     391.8       402.5
      Available-for-Sale
       Tax Exempt (cost $4,207.9 and $3,607.9)...........   4,368.2     3,860.6
       Taxable (cost $6,051.2 and $5,282.7)..............   6,103.3     5,513.0
    Equity Securities (cost $596.5 and $493.4)...........     696.3       587.8
    Policy and Mortgage Loans............................     222.4       212.3
                                                          ---------   ---------

           TOTAL INVESTED ASSETS.........................  14,937.0    13,887.4
  Cash...................................................       9.9        11.9
  Accrued Investment Income..............................     227.5       245.3
  Premiums Receivable....................................     972.6       872.9
  Reinsurance Recoverable on Property and Casualty
   Unpaid Claims.........................................   1,790.3     1,973.7
  Prepaid Reinsurance Premiums...........................     348.3       484.4
  Funds Held for Asbestos-Related Settlement.............     670.7     1,038.1
  Deferred Policy Acquisition Costs
    Property and Casualty Insurance......................     601.7       558.7
    Life and Health Insurance............................     682.3       612.7
  Real Estate Assets.....................................   1,765.1     1,742.6
  Deferred Income Tax....................................     260.7       159.7
  Other Assets...........................................   1,315.8     1,409.1
                                                          ---------   ---------

           TOTAL ASSETS.................................. $23,581.9   $22,996.5
                                                          =========   =========

Liabilities

  Property and Casualty Unpaid Claims.................... $ 9,540.5   $ 9,588.2
  Life and Health Policy Liabilities.....................   3,176.9     2,943.1
  Unearned Premiums......................................   2,631.6     2,570.7
  Short Term Debt........................................     250.5       187.6
  Long Term Debt.........................................   1,078.0     1,156.0
  Dividend Payable to Shareholders.......................      47.0        42.7
  Accrued Expenses and Other Liabilities.................   1,446.8     1,245.5
                                                          ---------   ---------

           TOTAL LIABILITIES.............................  18,171.3    17,733.8
                                                          ---------   ---------

Shareholders' Equity

  Common Stock - $1 Par Value; 175,615,237 and
   87,819,355 Shares (Note 5)............................     175.6        87.8
  Paid-In Surplus........................................     685.1       778.2
  Retained Earnings......................................   4,555.9     4,206.5
  Foreign Currency Translation Losses, Net of Income Tax.     (19.0)       (3.4)
  Unrealized Appreciation of Investments, Net............     191.2       345.9
  Receivable from Employee Stock Ownership Plan..........    (110.7)     (115.0)
  Treasury Stock, at Cost - 1,567,513 and
   518,468 Shares (Note 5)...............................     (67.5)      (37.3)
                                                          ---------   ---------

           TOTAL SHAREHOLDERS' EQUITY....................   5,410.6     5,262.7
                                                          ---------   ---------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.... $23,581.9   $22,996.5
                                                          =========   =========

See Notes to Consolidated Financial Statements.

                             THE CHUBB CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                           PERIODS ENDED SEPTEMBER 30


                                           Third Quarter              Nine Months
                                           --------------           --------------
                                           1996      1995           1996      1995
                                           ----      ----           ----      ----
                                                      (in millions)
Revenues
  Premiums Earned and Policy Charges.... $1,212.0  $1,206.1       $3,702.4  $3,557.2
  Investment Income.....................    238.1     229.9          704.9     667.0
  Real Estate...........................     52.4      77.0          269.8     225.0
  Realized Investment Gains.............      0.5      20.3           37.6      74.0
                                         --------  --------       --------  --------

         Total Revenues.................  1,503.0   1,533.3        4,714.7   4,523.2
                                         --------  --------       --------  --------

Benefits, Claims and Expenses
  Insurance Claims and Policyholders'
   Benefits.............................    815.9     816.3        2,523.6   2,391.6
  Amortization of Deferred Policy
   Acquisition Costs....................    327.5     304.2          989.1     891.9
  Other Insurance Operating Costs and
   Expenses.............................     97.5     109.5          302.2     340.5
  Real Estate Cost of Sales and Expenses     47.5      73.1          253.5     220.3
  Investment Expenses...................      3.1       2.9           11.9      11.2
  Corporate Expenses....................      6.3       6.0           21.0      21.8
                                         --------  --------       --------  --------

         Total Benefits, Claims and
          Expenses......................  1,297.8   1,312.0        4,101.3   3,877.3
                                         --------  --------       --------  --------

Income Before Federal and Foreign
 Income Tax.............................    205.2     221.3          613.4     645.9
Federal and Foreign Income Tax..........     40.0      49.9          122.5     142.8
                                         --------  --------       --------  --------

Net Income.............................. $  165.2  $  171.4       $  490.9  $  503.1
                                         ========  ========       ========  ========

Average Common and Common Equivalent
 Shares Outstanding (In Thousands)......  180,001   179,966        180,291   179,753


PER SHARE DATA
--------------

Net Income.............................. $    .93  $    .97       $   2.76  $   2.84

Dividends Declared......................      .27       .24 1/2        .81       .73 1/2





See Notes to Consolidated Financial Statements.

                             THE CHUBB CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30

                                                            1996          1995
                                                            ----          ----
                                                               (in millions)
Cash Flows from Operating Activities
  Net Income............................................. $   490.9   $   503.1
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities
    Increase in Property and Casualty Unpaid Claims, Net.     135.7       526.2
    Increase in Unearned Premiums, Net...................     197.0       179.1
    Increase in Premiums Receivable......................     (99.7)      (60.4)
    Decrease (Increase) in Funds Held for Asbestos-
     Related Settlement..................................     367.4      (483.6)
    Decrease in Medical Malpractice Reinsurance
     Related Receivable..................................     191.2           -
    Increase in Deferred Policy Acquisition Costs........     (85.4)      (93.9)
    Depreciation.........................................      49.4        45.7
    Realized Investment Gains............................     (37.6)      (74.0)
    Other, Net...........................................      42.9        (7.0)
                                                          ---------   ---------

  Net Cash Provided by Operating Activities..............   1,251.8       535.2
                                                          ---------   ---------

Cash Flows from Investing Activities
  Proceeds from Sales of Fixed Maturities................   2,466.4     2,932.2
  Proceeds from Maturities of Fixed Maturities...........     708.1       584.1
  Proceeds from Sales of Equity Securities...............     183.8       330.0
  Purchases of Fixed Maturities..........................  (4,192.2)   (4,362.1)
  Purchases of Equity Securities.........................    (253.5)     (156.2)
  Decrease (Increase) in Short Term Investments, Net.....    (180.9)      175.7
  Increase in Net Payable from Security Transactions
   Not Settled...........................................      86.9        37.5
  Additions to Real Estate Assets, Net...................     (40.8)      (40.2)
  Other, Net.............................................     (79.5)      (92.8)
                                                          ---------   ---------

  Net Cash Used in Investing Activities..................  (1,301.7)     (591.8)
                                                          ---------   ---------

Cash Flows from Financing Activities
  Deposits Credited to Policyholder Funds................     358.9       338.3
  Withdrawals from Policyholder Funds....................    (124.3)     (102.9)
  Proceeds from Issuance of Long Term Debt...............       5.0       151.5
  Repayment of Long Term Debt............................     (83.0)     (272.1)
  Increase in Short Term Debt, Net.......................      62.9        50.7
  Dividends Paid to Shareholders.........................    (137.2)     (124.9)
  Repurchase of Shares...................................     (56.4)          -
  Other, Net.............................................      22.0        15.2
                                                          ---------   ---------

  Net Cash Provided by Financing Activities..............      47.9        55.8
                                                          ---------   ---------

Net Decrease in Cash.....................................      (2.0)       (0.8)

Cash at Beginning of Year................................      11.9         5.6
                                                          ---------   ---------

  Cash at End of Period.................................. $     9.9   $     4.8
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

              The group health insurance operations have been accounted for as discontinued operations. However, the Corporation's results of operations for periods prior to the second quarter of 1996 have not been restated since amounts attributable to the group health insurance business were not significant. It is expected that the sale of ChubbHealth will result in an after tax gain of approximately $15 million which will be substantially offset by costs relating to the life and health insurance subsidiaries' exit from the traditional indemnity business. The discontinued group health business had no effect on net income subsequent to March 31, 1996. Results of the discontinued group health insurance operations included in the consolidated statements of income were as follows:

                                                Periods Ended September 30
                                             --------------------------------
                                             Third Quarter       Nine Months
                                             -------------     --------------
                                             1996     1995     1996      1995
                                             ----     ----     ----      ----
                                                      (in millions)
       Premiums earned..................    -        $64.3     $57.5    $250.9

       Net loss.........................    -         (1.5)     (1.0)     (7.6)

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

              The net change in unrealized appreciation or depreciation of investments carried at market value was as follows:

                                                 Periods Ended September 30
                                              --------------------------------
                                              Third Quarter       Nine Months
                                              -------------     --------------
                                              1996     1995     1996      1995
                                              ----     ----     ----      ----
                                                       (in millions)
       Change in unrealized appreciation of
        equity securities.................... $(2.4)  $24.7    $   5.4   $ 68.6
       Change in unrealized appreciation or
        depreciation of fixed maturities.....  65.7    50.8     (270.6)   478.1
       Change in deferred policy acquisition
        cost adjustment......................  (7.0)    3.5       27.2    (56.5)
                                              -----   -----    -------   ------
                                               56.3    79.0     (238.0)   490.2
       Deferred income tax (credit), net of
        change in valuation allowance........  19.7    27.8      (83.3)   122.0
                                              -----   -----    -------   ------
       Change in unrealized appreciation or
        depreciation of investments, net..... $36.6   $51.2    $(154.7)  $368.2
                                              =====   =====    =======   ======

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

              In July 1996, the United States Court of Appeals for the Fifth Circuit affirmed the 1995 judgment of the United States District Court of the Eastern District of Texas, which approved the global settlement agreement among Pacific Indemnity Company (a subsidiary of the Corporation), Continental Casualty Company (a subsidiary of CNA Financial Corporation), Fibreboard Corporation and attorneys representing claimants against Fibreboard for all future asbestos-related bodily injury claims against Fibreboard, which are claims that were not filed in court before August 27, 1993. The Court also affirmed the approval of the trilateral agreement among Pacific Indemnity, Continental Casualty and Fibreboard to settle all pending and future asbestos-related bodily injury claims resulting from insurance policies that were, or may have been, issued to Fibreboard by the two insurers. The trilateral agreement will be triggered if the global settlement agreement is disapproved. The affirmation of these agreements had no effect on the amount of loss reserves provided for the settlement. A petition for re-hearing the global settlement agreement before the entire Fifth Circuit Court is pending. Should the petition for re-hearing be denied, an appeal to the United States Supreme Court by the objectors to the settlement is expected. No petition for re-hearing the trilateral agreement by the entire Fifth Circuit Court was filed. Management believes that the period during which an appeal of the trilateral agreement to the United States Supreme Court had to be filed expired on October 24, 1996 and that the agreement is therefore final. On that basis, management believes that the uncertainty of our exposure with respect to asbestos-related bodily injury claims against Fibreboard has been eliminated.

5)  Shareholders' Equity

              On March 1, 1996, the Board of Directors approved a two-for-one stock split payable to shareholders of record as of April 19, 1996. Accordingly, in the consolidated balance sheet at September 30, 1996, the shares of common stock issued and the shares held as treasury stock reflect the effect of the stock split.

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

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND
          1995 AND FOR THE QUARTERS ENDED SEPTEMBER 30, 1996 AND 1995


PROPERTY AND CASUALTY INSURANCE

       Earnings from our property and casualty business in the first nine months of 1996 were similar to those in the comparable 1995 period as a decrease in underwriting income was substantially offset by higher investment income. The decrease in underwriting income in 1996 was due to higher catastrophe losses, resulting primarily from the winter storms in the eastern part of the United States in the first quarter. Property and casualty income after taxes amounted to $415.7 million in the first nine months of 1996 and $145.8 million in the third quarter compared with $418.5 million and $139.9 million, respectively, in 1995.

       Net premiums written were $3.6 billion in the first nine months of 1996 and $1.2 billion in the third quarter, representing increases of 10.3% and 6.1%, respectively, over the comparable periods of 1995. More than half of the premium growth was due to changes in certain reinsurance agreements which are discussed below. The marketplace remained competitive, particularly in the commercial classes, in all our markets worldwide. Competitors continued to place significant pressure on pricing as they attempted to maintain or increase market share. As a result, price increases have been difficult to achieve. In this environment, we have focused on our specialty lines where we emphasize the added value we provide to our customers. In the first nine months of 1996, substantial premium growth was achieved outside the United States from our expanding international branch network. Such growth slowed in the third quarter due in large part to the discontinuation of our participation in certain pools of accident business in Europe.

       Effective January 1, 1996, the agreements pertaining to the exchange of reinsurance on a quota share basis with the Sun Alliance Group plc were amended to reduce the portion of each company's business that is reinsured with the other. The Corporation's property and casualty subsidiaries now retain a greater portion of the business they write directly and assume less reinsurance from Sun Alliance. As a result of these changes in retention, net premiums written in the first nine months of 1996 increased by $48.2 million for the personal classes and $103.0 million for the commercial classes and decreased by $64.0 million for reinsurance assumed. There was an additional impact on net premiums written in the first quarter of 1996 due to the effect of the portfolio transfers of unearned premiums as of January 1, 1996 resulting from these changes. The effect of these portfolio transfers was an increase in net premiums written of $30.6 million for the personal classes and $61.0 million for the commercial classes and a decrease of $65.2 million for reinsurance assumed.

       Also, effective January 1, 1996, our casualty excess of loss reinsurance program was modified, principally for excess liability and executive protection coverages. The changes include an increase in the initial retention for each loss from $5 million to $10 million and an increase in the initial aggregate amount of losses retained for each year before reinsurance becomes available. These changes in our casualty reinsurance program increased net premiums written in the first nine months of 1996 by approximately $90 million.

       Underwriting results were profitable in 1996 and 1995. Our combined loss and expense ratio was 98.3% in the first nine months of 1996 and 97.2% in the third quarter compared with 96.5% and 96.9%, respectively, in 1995.

       The loss ratio was 66.2% for the first nine months of 1996 and 65.4% for the third quarter compared with 64.4% and 65.4%, respectively, in the prior year. The loss ratios continue to reflect the favorable experience resulting from the consistent application of our disciplined underwriting standards. Catastrophe losses in the first nine months of 1996 amounted to $107.8 million which represented 3.2 percentage points of the loss ratio compared with $55.1 million or 1.8 percentage points in 1995. Catastrophe losses for the third quarter of 1996 amounted to $23.9 million or 2.1 percentage points of the loss ratio compared with $6.0 million or 0.6 of a percentage point in 1995.

       Our expense ratio was 32.1% for the first nine months of 1996 and 31.8% for the third quarter compared with 32.1% and 31.5%, respectively, in 1995.

       The discussion of underwriting results reflects certain reclassifications to present results in a manner more consistent with the way the property and casualty business is now managed. Prior period amounts have been restated to conform with the new presentation.

       Underwriting results during 1996 and 1995 by class of business were as follows:

                                           Nine Months Ended September 30
                                       --------------------------------------
                                         Net Premiums       Combined Loss and
                                           Written           Expense Ratios
                                       ---------------      -----------------
                                       1996       1995        1996     1995
                                       ----       ----        ----     ----
                                        (in millions)
Personal Insurance
  Automobile........................ $  184.9   $  152.0      86.2%    87.2%
  Homeowners........................    413.8      342.3     107.8     91.1
  Other.............................    192.1      160.4      67.5     73.3
                                     --------   --------     -----    -----
      Total Personal................    790.8      654.7      93.0     85.8
                                     --------   --------     -----    -----

Commercial Insurance
  Multiple Peril....................    496.1      418.0     117.8    111.5
  Casualty..........................    620.3      548.4     111.8    113.0
  Workers' Compensation.............    183.8      164.0     100.1     94.8
  Property and Marine...............    377.9      332.9      95.3     89.4
  Executive Protection..............    578.2      484.2      78.4     81.2
  Other.............................    407.0      378.0      88.2     97.8
                                     --------   --------     -----    -----
      Total Commercial..............  2,663.3    2,325.5      99.2     99.1
                                     --------   --------     -----    -----

Reinsurance Assumed.................    135.3      275.2      N/M     100.4
                                     --------   --------     -----    -----

      Total......................... $3,589.4   $3,255.4      98.3%    96.5%
                                     ========   ========     =====    =====

The combined loss and expense ratio for Reinsurance Assumed was not meaningful for the first nine months of 1996 due to the effect of the portfolio transfer of unearned premiums on the expense ratio.

                                             Quarter Ended September 30
                                       --------------------------------------
                                         Net Premiums       Combined Loss and
                                           Written           Expense Ratios
                                       ---------------      -----------------
                                       1996       1995        1996     1995
                                       ----       ----        ----     ----
                                        (in millions)
Personal Insurance
  Automobile........................ $   63.0   $   52.6      87.4%    81.2%
  Homeowners........................    139.1      124.4      98.4     86.6
  Other.............................     61.8       54.9      67.4     72.3
                                     --------   --------     -----    -----
      Total Personal................    263.9      231.9      88.3     81.9
                                     --------   --------     -----    -----

Commercial Insurance
  Multiple Peril....................    170.4      142.4     117.0    121.3
  Casualty..........................    198.5      173.3     113.1    116.6
  Workers' Compensation.............     55.8       57.8     108.4     91.1
  Property and Marine...............    122.7      118.3      99.8     92.7
  Executive Protection..............    196.6      164.9      72.2     80.0
  Other.............................    131.2      130.0      89.8     92.4
                                     --------   --------     -----    -----
      Total Commercial..............    875.2      786.7      99.4    100.8
                                     --------   --------     -----    -----

Reinsurance Assumed.................     66.7      117.6     102.9     99.7
                                     --------   --------     -----    -----

      Total......................... $1,205.8   $1,136.2      97.2%    96.9%
                                     ========   ========     =====    =====

  PERSONAL INSURANCE

       Premiums from personal insurance coverages, which represent approximately 22% of the premiums written by our property and casualty insurance subsidiaries, increased 20.8% in the first nine months of 1996 and 13.8% in the third quarter compared with the similar periods in 1995. More than half of such growth in the first nine months of 1996 was due to the changes in the reinsurance agreement with Sun Alliance which resulted in both the portfolio transfer of unearned premiums as of January 1, 1996 and an increase in our retention percentage for these classes. Similarly, half of the growth in the third quarter for these classes was due to the increase in our retention. Excluding the effects of the changes in the reinsurance agreement, homeowners and other non-automobile premiums increased due to further progress made to increase premiums written in non-catastrophe prone areas and personal automobile premiums increased as a result of an increase in the number of in-force policies for high value automobiles.

       Our personal insurance business produced less profitable underwriting results in 1996 than the highly profitable results in the prior year. The combined loss and expense ratios were 93.0% for the first nine months of 1996 and 88.3% for the third quarter compared with 85.8% and 81.9%, respectively, in 1995.

       Homeowners results were unprofitable in the first nine months of 1996 compared with profitable results in the same period in 1995. Weather-related catastrophe losses adversely affected homeowners results in the first nine months of both years, but more so in 1996. Catastrophe losses for this class represented 17.9 percentage points of the loss ratio for the first nine months of 1996 and 6.5 percentage points for the third quarter compared with 9.8 and

3.8 percentage points, respectively, in the comparable 1995 periods.
Homeowners results in 1995 also benefited from an unusually low number of large losses. Other personal coverages, which include insurance for personal valuables and excess liability, produced highly profitable results in 1996 and 1995 due to continued favorable loss experience. Our automobile business produced profitable results in 1996 and 1995 due primarily to stable loss frequency and severity.

  COMMERCIAL INSURANCE

       Premiums from commercial insurance, which represent approximately 74% of our total writings, increased by 14.5% in the first nine months of 1996 and 11.3% in the third quarter compared with the similar periods in 1995. Approximately half of the growth in premiums in the first nine months of 1996 was due to the changes in the reinsurance agreement with Sun Alliance which resulted in both the portfolio transfer of unearned premiums as of January 1, 1996 and an increase in our retention percentage for these classes. Similarly, 40% of the growth in the third quarter for these classes was due to the increase in our retention. In addition, premium growth in 1996 for the excess liability component of our casualty coverages and for our executive protection coverages benefited from the changes in our casualty excess of loss reinsurance program. Excluding the effects of the changes in our reinsurance agreements, premium growth was due primarily to the selective writing of new accounts and exposure growth on existing business. The competitive market has continued to place significant pressure on prices and has made price increases difficult to achieve for most coverages. Premium growth in the first nine months of 1996 was strong outside the United States for property and marine, executive protection and financial institution coverages. Premium growth in the other commercial coverages was adversely affected in the third quarter by the discontinuation of our participation in certain pools of accident business in Europe.

       Our commercial insurance business produced marginally profitable underwriting results in 1996 and 1995. The combined loss and expense ratios were 99.2% for the first nine months of 1996 and 99.4% for the third quarter compared with 99.1% and 100.8%, respectively, in 1995.

       Multiple peril results deteriorated in the first nine months of 1996 compared with 1995 due primarily to an increase in catastrophe losses in the property component of this business and, to a lesser extent, an increase in the frequency of large losses in the liability component. Catastrophe losses in the first nine months of 1996 represented 4.8 percentage points of the loss ratio for this class compared with 1.4 percentage points in 1995.

       Results for our casualty business were similarly unprofitable in 1996 and 1995. Casualty results were adversely affected in both years by losses incurred related to asbestos-related and toxic waste claims. The excess liability component of our casualty coverages has remained profitable due to favorable loss experience in this class. Results in the automobile component were also profitable in the first nine months of 1996 and 1995.

       Workers' compensation results were breakeven in the first nine months of 1996 compared with profitable results for the same period in 1995. Results in the third quarter of 1996 were unprofitable compared with profitable results in the same quarter in 1995. Results deteriorated in 1996, particularly in the third quarter, due in part to an increase in claim frequency and the impact of price reductions. Results in 1995 benefited from reform of the benefit provisions of workers' compensation laws in many states and the impact of medical cost containment and disability management activities. Results from our share of the involuntary pools and mandatory business in which we must participate by law have also benefited from these positive factors.

       Property and marine results were somewhat less profitable in 1996 than in 1995 due in part to an increase in catastrophe losses. Results in both years benefited from stable loss frequency.

       Executive protection results were highly profitable in 1996 and 1995 due to favorable loss experience. Our financial institutions business produced more profitable results in the first nine months of 1996 than in 1995. The financial fidelity portion of this business was highly profitable in both years. The non-fidelity results were adversely affected in 1995 by catastrophe losses in the second quarter. Results in our other commercial classes improved in 1996 compared with 1995, but remained modestly unprofitable. The improvement was in surety results which were highly profitable in 1996 compared with unprofitable results in 1995 due to several large losses.

  REINSURANCE ASSUMED

       Reinsurance assumed is treaty reinsurance assumed primarily from Sun Alliance. The substantial decrease in premiums written in the first nine months of 1996 compared with the same period in 1995 was due to the effects of the changes in the reinsurance agreement with Sun Alliance whereby the Corporation's property and casualty subsidiaries assume less reinsurance from Sun Alliance. The decrease in net written premiums included the first quarter effect of the $65 million portfolio transfer of unearned premiums back to Sun Alliance as of January 1, 1996.

       Underwriting results for this segment were near breakeven in the first nine months of 1996 and 1995.

  LOSS RESERVES

       Loss reserves, net of reinsurance recoverable, increased by $135.7 million during the first nine months of 1996. The increase would have been greater except that loss reserves were reduced by $384.2 million in the first nine months of 1996 as the result of payments in that amount related to the 1993 Fibreboard asbestos-related settlement. Substantial reserve growth continued to occur in those liability coverages, primarily excess liability and executive protection, that are characterized by delayed loss reporting and extended periods of settlement.

       Losses incurred related to asbestos and toxic waste claims were $115.4 million in the first nine months of 1996 and $137.0 million for the same period in 1995.

       A discussion of the 1993 Fibreboard asbestos-related settlement is incorporated by reference from Item 7 of the Corporation's Form 10-K for the year ended December 31, 1995. The following developments during 1996 relate to the settlement. In July 1996, the United States Court of Appeals for the Fifth

Circuit affirmed the 1995 judgment of the United States District Court of the Eastern District of Texas, which approved the global settlement agreement among Pacific Indemnity Company (a subsidiary of the Corporation), Continental Casualty Company (a subsidiary of CNA Financial Corporation), Fibreboard Corporation and attorneys representing claimants against Fibreboard for all future asbestos-related bodily injury claims against Fibreboard, which are claims that were not filed in court before August 27, 1993. The Court also affirmed the approval of the trilateral agreement among Pacific Indemnity, Continental Casualty and Fibreboard to settle all pending and future asbestos-related bodily injury claims resulting from insurance policies that were, or may have been, issued to Fibreboard by the two insurers. The trilateral agreement will be triggered if the global settlement agreement is disapproved. The affirmation of these agreements had no effect on the amount of loss reserves provided for the settlement. A petition for re-hearing the global settlement agreement before the entire Fifth Circuit Court is pending. Should the petition for re-hearing be denied, an appeal to the United States Supreme Court by the objectors to the settlement is expected. No petition for re-hearing the trilateral agreement by the entire Fifth Circuit Court was filed. Management believes that the period during which an appeal of the trilateral agreement to the United States Supreme Court had to be filed expired on October 24, 1996 and that the agreement is therefore final. On that basis, management believes that the uncertainty of our exposure with respect to asbestos-related bodily injury claims against Fibreboard has been eliminated.

  INVESTMENTS

       Investment income after deducting expenses and taxes increased by 7.2% in the first nine months of 1996 and 7.0% in the third quarter compared with the same periods in 1995. The growth was due to an increase in invested assets since the third quarter of 1995, reflecting strong cash flow from operations. The effective tax rate on investment income was 15.5% and 15.8% for the first nine months of 1996 and 1995, respectively.

       In the first nine months of 1996, new cash was invested primarily in taxable and tax-exempt bonds. We maintain investments in highly liquid, short term securities at all times to provide for immediate cash needs.

LIFE AND HEALTH INSURANCE

       Life and health insurance earnings after taxes were $27.4 million for the first nine months of 1996 compared with $21.8 million in 1995.

       Premiums and policy charges for personal insurance amounted to $252.5 million in the first nine months of 1996, an increase of 9.8% over the comparable period in 1995. Earnings from personal insurance were $28.4 million in the first nine months of 1996 compared with $29.4 million in 1995. The earnings decrease was due to higher mortality costs in 1996, particularly in the second quarter; this was offset in part by operating efficiencies realized from the consolidation of service centers in 1995.

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

       The group health insurance operations have been accounted for as discontinued operations. However, the Corporation's results of operations for periods prior to the second quarter of 1996 have not been restated since amounts attributable to the group health insurance business were not significant. It is expected that the sale of ChubbHealth will result in an after tax gain of approximately $15 million which will be substantially offset by costs relating to our exit from the traditional indemnity business. The discontinued group health business had no effect on net income subsequent to March 31, 1996. Results of the discontinued group health insurance operations included in the consolidated statements of income were as follows:

                                            Periods Ended September 30
                                       ------------------------------------
                                       Third Quarter           Nine Months
                                       -------------         --------------
                                       1996     1995         1996      1995
                                       ----     ----         ----      ----
                                                  (in millions)
       Premiums earned..........       -       $64.3         $57.5    $250.9

       Net loss.................       -        (1.5)         (1.0)     (7.6)

       Gross investment income increased by 3.4% in the first nine months of 1996 compared with the same period in 1995. Excluding investment income related to the discontinued group health insurance operations, gross investment income increased by 7.0% in the first nine months of 1996. Such growth was due to an increase in invested assets since the third quarter of 1995. The new cash available for investment was due primarily to increases in deposits credited to policyholder funds. In the first nine months of 1996, new cash was invested primarily in corporate bonds. To provide for liquidity, funds believed to be sufficient to meet any immediate needs for cash have been maintained in short term securities.

REAL ESTATE

       Real estate earnings after taxes were $10.0 million for the first nine months of 1996 compared with $3.5 million in 1995. Real estate earnings in 1996 benefited from the sale of several rental properties in the first quarter. Results in 1995 reflect a first quarter charge of $6.5 million after taxes resulting from the initial application of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan, which established new criteria for measuring impairment of a loan.

       Revenues were $269.8 million in the first nine months of 1996 compared with $225.0 million in 1995. The increase in 1996 was due to the sale of rental properties.

INVESTMENT GAINS AND LOSSES

       Decisions to sell securities are governed principally by considerations of investment opportunities and tax consequences. As a result, realized investment gains and losses may vary significantly from period to period. Net investment gains before taxes of $37.6 million were realized in the first nine months of 1996 compared with net gains of $74.0 million for the same period in 1995.

CORPORATE

       During the first nine months of 1996, the Corporation repurchased 1,200,000 shares of its common stock in open-market transactions at a cost of $56.4 million.

SUBSEQUENT EVENTS

       In October 1996, the Corporation announced that it is evaluating strategic alternatives with respect to its life insurance subsidiaries, including the possible sale or spin-off of the business. At the same time, the Corporation announced that it is considering strategic alternatives with respect to its real estate subsidiary, which could include the sale of some or all properties.

       In October 1996, the Corporation's property and casualty subsidiaries and Sun Alliance agreed that the agreements pertaining to the exchange of reinsurance on a quota share basis will be terminated, effective as of January 1, 1997. The impact on underwriting results in 1997 is not expected to be significant.

FORWARD LOOKING INFORMATION

       Any statements in this communication which may be considered to be "forward looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 are subject to certain risks and uncertainties. The factors which could cause actual results to differ materially from those suggested by any such statements include but are not limited to those discussed or identified from time to time in the Corporation's public filings with the Securities and Exchange Commission and, more generally, to: general economic conditions including changes in interest rates and the performance of the financial markets, changes in domestic and foreign laws, regulations and taxes, changes in competition and pricing environments, regional or general changes in asset valuations, the occurrence of significant natural disasters, the inability to reinsure certain risks economically, the adequacy of loss reserves, as well as general market conditions, competition, pricing and restructurings.

                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------
A.     Exhibit 11.1 - Computation of earnings per share.

B. Reports on Form 8-K - The Registrant filed a current report on Form 8-K dated October 29, 1996 with respect to the announcement on October 29, 1996 that the Registrant (1) has retained Goldman, Sachs & Co. to assist it in the process of evaluating its strategic alternatives with respect to the Registrant's life insurance companies and (2) is considering its strategic alternatives with respect to its real estate subsidiary, Bellemead Development Corporation.





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

                                             THE CHUBB CORPORATION

                                                 (Registrant)



                                             By: /s/ Henry B. Schram
                                                 ------------------------------
                                                  Henry B. Schram
                                                  Senior Vice-President and
                                                   Chief Accounting Officer


Date: November 13, 1996

                                EXHIBIT INDEX


EXHIBIT NO         DESCRIPTION

 11.1 - Computation of earnings per share.

 27.1 - Financial Data Schedule.