Form 10-K
period 1996-12-31
CHUBB CORP
filed 1997-03-28
CIK 20171

     As Filed with the Securities and Exchange Commission on March 28, 1997
================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM ________ TO________
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant was $10,155,793,133 as of March 3, 1997.

                                  172,956,346
        Number of shares of common stock outstanding as of March 3, 1997

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of The Chubb Corporation 1996 Annual Report to Shareholders are incorporated by reference in Parts I, II and IV of this Form 10-K. Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders on April 22, 1997 are incorporated by reference in Part III herein.

================================================================================

                                    PART I.
ITEM 1.  BUSINESS
GENERAL
     The Chubb Corporation (the Corporation) was incorporated as a business corporation under the laws of the State of New Jersey in June 1967. The Corporation is a holding company with subsidiaries principally engaged in two industries: property and casualty insurance and real estate. On February 23, 1997, the Corporation entered into a definitive agreement to sell its life and health insurance subsidiaries to Jefferson-Pilot Corporation. Accordingly, the life and health insurance subsidiaries have been classified as discontinued operations in the consolidated financial statements. The Corporation and its subsidiaries employed approximately 11,600 persons on December 31, 1996, including approximately 1,100 persons employed by the life and health insurance subsidiaries.

     Revenues, income from continuing operations before income tax and identifiable assets for each industry segment for the three years ended December 31, 1996 are included in Note (15) of the notes to consolidated financial statements incorporated by reference from the Corporation's 1996 Annual Report to Shareholders.

     The property and casualty insurance subsidiaries provide insurance coverages principally in the United States, Canada, Europe, Australia and the Far East. The real estate subsidiaries have no international operations. Revenues, income from operations before income tax and identifiable assets of the property and casualty insurance subsidiaries by geographic area for the three years ended December 31, 1996 are included in Note (16) of the notes to consolidated financial statements incorporated by reference from the Corporation's 1996 Annual Report to Shareholders.

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

                                 DIRECT          REINSURANCE        REINSURANCE           NET
                                PREMIUMS           PREMIUMS          PREMIUMS          PREMIUMS
YEAR                            WRITTEN           ASSUMED(A)         CEDED(A)           WRITTEN
                               ----------        ------------       ----------         ---------
                                                        (IN THOUSANDS)
1994........................   $4,578,061          $681,316         $1,308,168        $3,951,209
1995........................    4,907,320           747,320          1,348,648         4,305,992
1996........................    5,166,471           436,840            829,558         4,773,753

---------------
     (a) Intercompany items eliminated.

     The net premiums written during the last five years for major classes of the Group's business are incorporated by reference from page 22 of the Corporation's 1996 Annual Report to Shareholders.

     One or more members of the Group are licensed and transact business in each of the 50 states of the United States, the District of Columbia, Puerto Rico, the Virgin Islands, Canada, Australia and parts of Europe and the Far East. In 1996, approximately 85% of the Group's direct business was produced in the United States, where the Group's businesses enjoy broad geographic distribution with a particu-larly strong market presence in the Northeast. The four states accounting for the largest amounts of direct premiums written were New York with 14%, California with 11%, New Jersey with 6% and Pennsylvania with 5%. No other state accounted for 5% or more of such premiums. Approximately 4% of the Group's direct premiums written was produced in Canada.

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

                                     NET PREMIUMS                                       COMBINED
                                    (IN THOUSANDS)                                      LOSS AND
                               -------------------------       LOSS        EXPENSE       EXPENSE
YEAR                             WRITTEN        EARNED        RATIOS        RATIOS       RATIOS
                                 -------         ------       ------     ----------    ---------
1992......................... $ 3,242,506    $ 3,163,288       66.7%         34.4%        101.1%
1993.........................   3,646,295      3,504,838       82.5          32.3         114.8
1994.........................   3,951,209      3,776,283       67.0          32.5          99.5
1995.........................   4,305,992      4,147,162       64.7          32.1          96.8
1996.........................   4,773,753      4,569,256       66.2          32.1          98.3
                               ----------     ----------      -----         -----       ---------
 Total for five years ended
   December 31, 1996......... $19,919,755    $19,160,827      69.1%         32.6%        101.7%
                               ==========     ==========    ==========    ==========    =========

     Results for 1993 include the effects of a $675 million increase in unpaid claims related to an agreement for the settlement of asbestos-related litigation and a $125 million return premium to the Group related to the commutation of a medical malpractice reinsurance agreement. Excluding the effects of these items, the loss ratio, the expense ratio and the combined loss and expense ratio were 65.5%, 33.5% and 99.0%, respectively, for the year 1993 and 66.0%, 32.8% and
98.8%, respectively, for the five years ended December 31, 1996.

     The combined loss and expense ratios during the last five years for major classes of the Group's business are incorporated by reference from page 22 of the Corporation's 1996 Annual Report to Shareholders.

     Another frequently used measurement in the property and casualty insurance industry is the ratio of statutory net premiums written to policyholders' surplus. At December 31, 1996 and 1995, such ratio for the Group was 1.81 and 1.89, respectively.

  Producing and Servicing of Business
     In the United States and Canada, the Group is represented by approximately 3,600 independent agents and accepts business on a regular basis from an estimated 400 insurance brokers. In most instances, these agents and brokers also represent other companies which compete with the Group. The offices maintained by the Group assist these agents and brokers in producing and servicing the Group's business. In addition to the administrative offices of Chubb & Son Inc. in Warren, New Jersey, the Group operates 5 zone administrative offices and 61 branch and service offices in the United States and Canada.

     The Group's overseas business is developed by its foreign agents and brokers through local branch offices of the Group and by its United States and Canadian agents and brokers. Overseas business has also been obtained from reinsurance assumed on a quota share basis from certain subsidiaries of the Royal & Sun Alliance Insurance Group plc (Sun Alliance). Effective January 1, 1997, this reinsurance agreement was terminated. In conducting its overseas business, the Group reduces the risks relating to currency fluctuations by maintaining investments in those foreign currencies in which the Group transacts business, with characteristics similar to the liabilities in those currencies. The net asset or liability exposure to the various foreign currencies is regularly reviewed.

     Business for the Group is also produced through participation in a number of underwriting pools and syndicates including, among others, Associated Aviation Underwriters, Cargo Reinsurance Association, American Cargo War Risk Reinsurance Exchange and American Accident Reinsurance Group. Such pools and syndicates provide underwriting capacity for risks which an individual insurer cannot prudently underwrite because of the magnitude of the risk assumed or which can be more effectively handled by one organization due to the need for specialized loss control and other services.

  Reinsurance

     In accordance with the normal practice of the insurance industry, the Group assumes and cedes reinsurance with other insurers or reinsurers. These reinsurance arrangements provide greater diversification of business and minimize the Group's maximum net loss arising from large risks or from hazards of potential catastrophic events.

     A large portion of the Group's reinsurance is effected under contracts known as treaties under which all risks meeting prescribed criteria are automatically covered. A portion of the Group's ceded reinsurance has been on a quota share basis with a subsidiary of Sun Alliance, which is rated A by A.M. Best. Effective January 1, 1997, this reinsurance agreement was terminated. Additional information related to the Group's ceded reinsurance with the subsidiary of Sun Alliance is included in Note (13) of the notes to consolidated financial statements incorporated by reference from the Corporation's 1996 Annual Report to Shareholders and in Item 7 on pages 18 and 19 of this report. Most of the Group's remaining treaty reinsurance arrangements consist of excess of loss and catastrophe contracts with other insurers or reinsurers which protect against a specified part or all of certain types of losses over stipulated amounts arising from any one occurrence or event. In certain circumstances, reinsurance is also effected by negotiation on individual risks. The amount of each risk retained by the Group is subject to maximum limits which vary by line of business and type of coverage. Retention limits are continually reviewed and are revised periodically as the Group's capacity to underwrite risks changes. Additional information related to the Group's reinsurance programs is included in Item 7 of this report on pages 18 and 19. Reinsurance contracts do not relieve the Group of its obligation to the policyholders.

     The collectibility of reinsurance is subject to the solvency of the reinsurers. The Group is selective in regard to its reinsurers, placing reinsurance with only those reinsurers with strong balance sheets and superior underwriting ability. The Group monitors the financial strength of its reinsurers on an ongoing basis. As a result, uncollectible amounts have not been significant.

     The severity of catastrophes in recent years has demonstrated to insurers, including the Group, that most assumptions on the damage potential of catastrophes were too optimistic. The Group maintains records showing concentrations of risks in catastrophe prone areas such as California (earthquakes and brush fires) and the Southeast coast of the United States (hurricanes). The Group continually assesses its concentration of underwriting exposures in catastrophe prone areas and develops strategies to manage its exposure to catastrophic events, subject to regulatory constraints. In recent years, the Group has increased its initial retention limit for each catastrophic event. The Group has also raised its reinsurance coverage limits for each event. The Group's current principal catastrophe reinsurance program provides coverage for individual catastrophic events of approximately 73% of losses between $100 million and $450 million.

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

     The process of establishing the liability for unpaid claims and claim adjustment expenses is an imprecise science subject to variables that are influenced by both internal and external factors. This is true because claim settlements to be made in the future will be impacted by changing rates of inflation (particularly medical cost inflation) and other economic conditions, changing legislative, judicial and social environments and changes in the Group's claim handling procedures. In many liability cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to the Group and the settlement of the loss. Approximately 60% of the Group's unpaid claims and claim adjustment expenses at December 31, 1996 were for IBNR--claims which had not yet been reported to the Group, some of which were not yet known to the insured, and future development on reported claims. In spite of this imprecision, financial reporting requirements dictate that insurance companies report a single amount as the estimate of unpaid claims and claim adjustment expenses as of each evaluation date. These estimates are continually reviewed and updated. Any resulting adjustments are reflected in current operating results.

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

     The Group's estimates of reinsurance recoverable related to reported and unreported claims and claim adjustment expenses represent the portion of such liabilities that will be recovered from reinsurers. Amounts recoverable from reinsurers are recognized as assets at the same time and in a manner consistent with the liabilities associated with the reinsured policies.

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

     The following table provides a reconciliation of the beginning and ending liability for unpaid claims and claim adjustment expenses, net of reinsurance recoverable, and a reconciliation of the ending net liability to the corresponding liability on a gross basis for the years ended December 31, 1996, 1995 and 1994.

                                                                YEARS ENDED DECEMBER 31
                                                             -----------------------------
                                                              1996       1995       1994
                                                             -------    -------    -------
                                                             (IN MILLIONS)
    Net liability, beginning of year....................... $7,614.5   $6,932.9   $6,450.0
                                                             -------    -------    -------
    Net incurred claim and claim adjustment expenses
      Provision for claims occurring in the current year...  3,053.6    2,705.8    2,549.1
      Decrease in estimates for claims occurring in prior
         years.............................................    (42.8)     (35.8)     (29.7)
                                                             -------    -------    -------
                                                             3,010.8    2,670.0    2,519.4
                                                             -------    -------    -------
    Net payments for claims occurring in
      Current year.........................................    980.0      737.7      764.5
      Prior years..........................................  1,889.4    1,250.7    1,272.0
                                                             -------    -------    -------
                                                             2,869.4    1,988.4    2,036.5
                                                             -------    -------    -------
    Net liability, end of year.............................  7,755.9    7,614.5    6,932.9
    Reinsurance recoverable, end of year...................  1,767.8    1,973.7    1,980.3
                                                             -------    -------    -------
    Gross liability, end of year........................... $9,523.7   $9,588.2   $8,913.2
                                                             =======    =======    =======

     As reestimated at December 31, 1996, the liability for unpaid claims and claim adjustment expenses, net of reinsurance recoverable, as established at the previous year-end was redundant by $42.8 million. This compares with favorable development of $35.8 million and $29.7 million during 1995 and 1994, respectively. Such redundancies were reflected in the Group's operating results in these respective years. Each of the past three years benefited from favorable claim severity trends for certain liability classes; this was offset each year in varying degrees by increases in claims and claim adjustment expenses relating to asbestos and toxic waste claims.

     Unpaid claims and claim adjustment expenses, net of reinsurance recoverable, increased 2% in 1996, after increases of 10% and 7% in 1995 and 1994, respectively. The 1996 increase would have been greater except that loss reserves were reduced as the result of significant payments during the year related to the settlement of asbestos-related claims against Fibreboard Corporation. Excluding the Fibreboard reserves, loss reserves increased 9% in 1996 and 12% in both 1995 and 1994. The Fibreboard reserves and related loss payments are presented in the table on page 7. The Fibreboard settlement is further discussed in Item 7 of this report on pages 21 through 23. Substantial reserve growth has occurred each year in those liability coverages, primarily excess liability and executive protection, that are characterized by delayed loss reporting and extended periods of settlement. These coverages represent a significant portion of the Group's business. The Group continues to emphasize early and accurate reserving, inventory management of claims and suits, and control of the dollar value of settlements. The number of outstanding claims at year-end 1996 was approximately 7% higher than the number at year-end 1995, which was in turn 11% higher than that at year-end 1994. Such increases were due in part to a shift for certain classes toward a book of business with more frequent and less severe claims.

     The uncertainties relating to unpaid claims, particularly for asbestos and toxic waste claims on insurance policies written many years ago, are discussed in Item 7 of this report on pages 21 through 24.

     The following table provides a reconciliation of the beginning and ending liability for unpaid claims and claim adjustment expenses, net of reinsurance recoverable, related to asbestos and toxic waste claims for the years ended December 31, 1996, 1995 and 1994. Reinsurance recoveries related to such claims are not significant.

                                                                      YEARS ENDED DECEMBER 31
                                     ------------------------------------------------------------------------------------------
                                                 1996                           1995                           1994
                                     ----------------------------   ----------------------------   ----------------------------
                                     FIBREBOARD   ALL               FIBREBOARD   ALL               FIBREBOARD   ALL
                                      RELATED    OTHER    TOTAL      RELATED    OTHER    TOTAL      RELATED    OTHER    TOTAL
                                     ----------  ------  --------   ----------  ------  --------   ----------  ------  --------
                                                                           (IN MILLIONS)
Net liability, beginning of year....   $999.2    $343.8  $1,343.0    $1,049.4   $240.9  $1,290.3    $1,218.5   $214.4  $1,432.9
Net incurred claim and claim
  adjustment expenses...............      5.0     145.7     150.7        10.0    171.8     181.8        35.1     80.1     115.2
Net payments for claims.............    461.5      73.6     535.1        60.2     68.9     129.1       204.2     53.6     257.8
                                     ----------  ------  --------   ----------  ------  --------   ----------  ------  --------
Net liability, end of year..........   $542.7    $415.9  $  958.6    $  999.2   $343.8  $1,343.0    $1,049.4   $240.9  $1,290.3
                                     ==========  ======   =======   ==========  ======   =======   ==========  ======   =======

     There were approximately 3,900 asbestos claims outstanding at December 31, 1996 compared with 4,700 asbestos claims outstanding at December 31, 1995 and 3,400 at December 31, 1994. In 1996, approximately 1,800 claims were opened and 2,600 claims were closed. In 1995, approximately 2,600 claims were opened and 1,300 claims were closed. In 1994, approximately 1,800 claims were opened and the same number were closed. Generally, an asbestos claim is established for each lawsuit against an insured where potential liability has been determined to exist under a policy issued by a member of the Group. However, when multiple insurers respond to one or more lawsuits involving an insured and a member of the Group is not the principal insurer in directing the litigation, generally, all asbestos litigation involving that insured is counted as one claim. Therefore, a counted claim can have from one to thousands of claimants. As a result, management does not believe the above claim count data is meaningful for analysis purposes. Indemnity payments per claim have varied over time due primarily to wide variations in insureds, policy terms and types of claims. Management cannot predict whether indemnity payments per claim will increase, decrease or remain the same.

     There were approximately 800 toxic waste claims outstanding at December 31, 1996 compared with 700 toxic waste claims outstanding at December 31, 1995 and 600 toxic waste claims outstanding at December 31, 1994. Approximately 400 claims were opened in 1996 and 300 claims were opened in both 1995 and 1994. There were approximately 300 claims closed in 1996, 200 claims closed in 1995 and 300 claims closed in 1994. Generally, a toxic waste claim is established for each lawsuit, or alleged equivalent, against an insured where potential liability has been determined to exist under a policy issued by a member of the Group. Because indemnity payments to date for toxic waste claims have not been significant in the aggregate and have varied from claim to claim, management cannot determine whether past claims experience will prove to be representative of future claims experience.

     The table on page 9 presents the subsequent development of the estimated year-end liability for unpaid claims and claim adjustment expenses, net of reinsurance recoverable, for the ten years prior to 1996. The top line of the table shows the estimated liability for unpaid claims and claim adjustment expenses recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and loss adjustment expenses for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Group.

     The upper section of the table shows the reestimated amount of the previously recorded net liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims for each individual year. The increase or decrease is reflected in the current year's operating results. The "cumulative deficiency (redundancy)" as shown in the table represents the aggregate change in the reserve estimates from the original balance sheet dates through December 31, 1996. The amounts noted are cumulative in nature; that is, an increase in a loss estimate that related to a prior period occurrence generates a deficiency in each intermediate year. For example, a deficiency recognized in 1993 relating to losses incurred prior to December 31, 1986, such as the $675 million increase in loss reserves related to the Fibreboard settlement, would be included in the cumulative deficiency amount for each year in the period 1986 through 1992. Yet, the deficiency would be reflected in operating results only in 1993. The effect of changes in estimates of the liabilities for claims occurring in prior years on income before income taxes in each of the past three years is shown in the reconciliation table on page 6.

     The cumulative net deficiencies in liability estimates from 1986 through 1992 relate primarily to additional provisions for asbestos and toxic waste claims, particularly the Fibreboard settlement. The cumulative net deficiencies experienced relating to asbestos and toxic waste claims were, to varying degrees, the result of: (1) an increase in the actual number of claims filed;
(2) an increase in the number of unasserted claims estimated; (3) an increase in the severity of actual and unasserted claims; and (4) an increase in litigation costs associated with such claims. The cumulative net deficiencies (redundancies) from 1987 through 1995 reflect, to varying degrees, decreases in reserves for certain liability classes as the result of favorable claim severity trends.

     Conditions and trends that have affected development of the liability for unpaid claims and claim adjustment expenses in the past will not necessarily recur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on the data in this table.

     The middle section of the table on page 9 shows the cumulative amount paid with respect to the reestimated liability as of the end of each succeeding year. For example, in the 1986 column, as of December 31, 1996 the Group had paid $2,993.0 million of the currently estimated $4,264.8 million of claims and claim adjustment expenses that were unpaid at the end of 1986; thus, an estimated $1,271.8 million of losses incurred through 1986 remain unpaid as of December 31, 1996, approximately 40% of which relates to the Fibreboard settlement.

     The lower section of the table shows the gross liability, reinsurance recoverable and net liability recorded at each year-end beginning with 1992 and the reestimation of these amounts as of December 31, 1996. Amounts for years prior to the implementation of Statement of Financial Accounting Standards No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts, have not been presented.

           ANALYSIS OF CLAIM AND CLAIM ADJUSTMENT EXPENSE DEVELOPMENT

                                                                           DECEMBER 31
                                -------------------------------------------------------------------------------------------------
          YEAR ENDED             1986     1987     1988     1989     1990     1991     1992     1993     1994     1995     1996
------------------------------- -------  -------  -------  -------  -------  -------  -------  -------  -------  -------  -------
                                                                          (IN MILLIONS)
Net Liability for Unpaid Claims
 and Claim Adjustment
 Expenses......................$2,141.3 $2,818.6 $3,374.3 $3,880.1 $4,301.1 $4,743.9 $5,267.6 $6,450.0 $6,932.9 $7,614.5 $7,755.9

Net Liability Reestimated as
  of:
  One year later............... 2,238.6  2,776.9  3,360.5  3,846.2  4,272.3  4,716.3  5,932.4  6,420.3  6,897.1  7,571.7
  Two years later.............. 2,313.9  2,835.9  3,336.0  3,854.2  4,244.7  5,368.5  5,904.1  6,363.1  6,874.5
  Three years later............ 2,433.2  2,831.0  3,359.8  3,839.8  4,933.0  5,336.5  5,843.5  6,380.4
  Four years later............. 2,493.3  2,891.7  3,385.1  4,567.4  4,941.7  5,302.6  5,894.6
  Five years later............. 2,585.8  2,961.0  4,203.9  4,602.5  4,969.5  5,389.5
  Six years later.............. 2,687.2  3,897.2  4,265.2  4,686.3  5,079.3
  Seven years later............ 3,745.2  3,993.7  4,387.6  4,800.4
  Eight years later............ 3,865.7  4,157.1  4,522.5
  Nine years later............. 4,067.8  4,304.9
  Ten years later.............. 4,264.8

Cumulative Net Deficiency
 (Redundancy).................. 2,123.5  1,486.3  1,148.2    920.3    778.2    645.6    627.0    (69.6)   (58.4)   (42.8)

Cumulative Net Deficiency
  Related to Asbestos and Toxic
  Waste Claims................. 2,062.1  1,996.1  1,905.1  1,776.1  1,631.1  1,383.3  1,223.4    447.7    332.5    150.7

Cumulative Amount of
 Net Liability Paid as of:
  One year later...............   651.3    694.7    761.6    880.4    919.1    931.2  1,039.9  1,272.0  1,250.7  1,889.4
  Two years later.............. 1,061.6  1,108.3  1,226.3  1,383.9  1,407.2  1,479.9  1,858.5  1,985.7  2,550.7
  Three years later............ 1,362.9  1,419.1  1,555.1  1,715.9  1,808.7  2,083.0  2,332.3  3,015.8
  Four years later............. 1,595.7  1,651.6  1,778.8  1,958.6  2,292.0  2,386.9  3,181.4
  Five years later............. 1,775.3  1,818.2  1,966.1  2,346.9  2,490.2  3,125.8
  Six years later.............. 1,907.1  1,961.9  2,307.9  2,500.9  3,174.7
  Seven years later............ 2,032.9  2,281.0  2,422.7  3,120.6
  Eight years later............ 2,333.6  2,370.5  3,009.5
  Nine years later............. 2,412.6  2,952.4
  Ten years later.............. 2,993.0

Gross Liability, End of Year...                                                      $7,220.9 $8,235.4 $8,913.2 $9,588.2 $9,523.7
Reinsurance Recoverable, End of
  Year.........................                                                       1,953.3  1,785.4  1,980.3  1,973.7  1,767.8
                                                                                      -------  -------  -------  -------  -------
Net Liability, End of Year.....                                                      $5,267.6 $6,450.0 $6,932.9 $7,614.5 $7,755.9
                                                                                      =======  =======  =======  =======  =======

Reestimated Gross Liability....                                                      $7,883.5 $8,346.6 $9,011.7 $9,611.8
Reestimated Reinsurance
  Recoverable..................                                                       1,988.9  1,966.2  2,137.2  2,040.1
                                                                                      -------  -------  -------  -------
Reestimated Net Liability......                                                      $5,894.6 $6,380.4 $6,874.5 $7,571.7
                                                                                      =======  =======  =======  =======

Cumulative Gross Deficiency....                                                      $  662.6 $  111.2 $   98.5 $   23.6
                                                                                      =======  =======  =======  =======

---------------

The cumulative deficiencies for the years 1986 through 1992 include the effect of the $675 million increase in claims and claim adjustment expenses related to the Fibreboard settlement.

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

                                                                         DECEMBER 31
                                                                     --------------------
                                                                      1996         1995
                                                                     -------      -------
                                                                        (IN MILLIONS)
    Net liability reported on a statutory basis -- U.S.
      subsidiaries.................................................  $7,305.2     $7,235.9
    Additions (reductions):
      Unpaid claims and claim adjustment expenses of foreign
         subsidiaries..............................................     528.8        433.0
      Other reserve differences....................................     (78.1)       (54.4)
                                                                     --------     --------
    Net liability reported on a GAAP basis.........................  $7,755.9     $7,614.5
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

     The investment portfolio of the Group is primarily comprised of high quality bonds, principally tax-exempt, U.S. Treasury, government agency, mortgage-backed securities and corporate issues. In addition, the portfolio includes equity securities held primarily with the objective of capital appreciation.

     In 1996, the Group invested new cash primarily in mortgage-backed securities and tax-exempt bonds. In 1995, the Group invested new cash primarily in tax-exempt bonds. In each year, the Group tried to achieve the appropriate mix in its portfolio to balance both investment and tax strategies. At December 31, 1996, 68% of the Group's fixed maturity portfolio was invested in tax-exempt bonds compared with 73% at the previous year-end.

     The investment results of the Group for each of the past three years are shown in the following table.

                                           AVERAGE                         PERCENT EARNED
                                          INVESTED       INVESTMENT    -----------------------
        YEAR                              ASSETS(A)      INCOME(B)     BEFORE TAX    AFTER TAX
                                         -----------     ----------    ----------    ---------
                                               (IN THOUSANDS)
        1994...........................  $ 8,715,877      $560,481         6.4%         5.4%
        1995...........................    9,342,295       602,987         6.5          5.4
        1996...........................   10,333,819       646,056         6.3          5.3

---------------
     (a) Average of amounts for the years presented with fixed maturity securities at amortized cost and equity securities at market value.

     (b) Investment income after deduction of investment expenses, but before applicable income tax.

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

     In October 1996, the Corporation announced it was exploring the possible sale of all or a significant portion of its real estate assets. During February 1997, indications of interest in purchasing substantially all of the commercial properties were received from several parties. In March 1997, the Corporation announced that it had entered into an agreement with a prospective purchaser to perform due diligence in anticipation of executing a contract for the sale of these properties. In addition, the Corporation is continuing to explore the sale of its residential and retail properties. The Corporation plans to retain approximately $380 million of undeveloped land, which is expected to be developed in the future, as well as certain commercial properties and land parcels under lease. Additional information related to the potential sale of real estate assets is included in Item 7 of this report on pages 25 through 27.

     Over the past several years, revenues from commercial real estate activities have come primarily from ongoing income from owned properties and from management and financing activities related to previously sold properties or properties held in joint ventures. The Real Estate Group's commercial development activities traditionally centered around acquiring suburban, multi-site land parcels in locations considered prime for office development and then developing the land in progressive stages. In the late 1980s, the Real Estate Group expanded its activities to include a few metropolitan office building projects. Commercial development activities are primarily in northern and central New Jersey with additional operations in Connecticut, Florida, Illinois, Kansas, Maryland, Michigan, Pennsylvania, Texas and the District of Columbia.

     The Real Estate Group owns 4,521,000 square feet of office and industrial space, of which 90% is leased. The Real Estate Group has varying interests in an additional 5,570,000 square feet of office and industrial space which is 97% leased.

     Residential development activities of the Real Estate Group consist of the development and sale of condominiums and townhomes in central Florida and northern New Jersey.

     The Real Estate Group has undeveloped land holdings of approximately 4,050 acres, with primary holdings in New Jersey and Florida and lesser holdings in 5 additional states.

DISCONTINUED OPERATIONS

     The Life and Health Insurance Group (Life Group) includes Chubb Life Insurance Company of America (Chubb Life) and its wholly-owned subsidiaries, Chubb Colonial Life Insurance Company (Colonial) and Chubb Sovereign Life Insurance Company (Sovereign).

     In October 1996, the Corporation announced it was reviewing strategic alternatives for the Life Group. The Life Group operates in a highly competitive industry in which it does not hold a significant market share. The consolidation now taking place in the life insurance sector is resulting in an industry dominated by large, efficient companies. As a result, the Life Group faced a growing competitive disadvantage against these competitors. These changing fundamentals in the life insurance industry led to the Corporation's decision to sell the Life Group. The Corporation entered into a definitive agreement, dated February 23, 1997, to sell Chubb Life Insurance Company of America for $875,000,000 in cash, subject to various closing adjustments and other customary conditions. The sale is subject to regulatory approvals and is expected to be completed by the end of the second quarter of 1997. The sale of the Life Group is further discussed in Item 7 of this report on pages 28 and 29.

     The Life Group, which markets a wide variety of insurance and investment products, is principally engaged in the sale of personal and group life and health insurance as well as annuity contracts. These products, some of which combine life insurance and investment attributes, include traditional insurance products such as term life and whole life, as well as fixed premium interest-sensitive life, universal life and variable universal life insurance and mutual funds.

     One or more of the companies in the Life Group are licensed and transact business in each of the 50 states of the United States, the District of Columbia, Puerto Rico, Guam and the Virgin Islands. Personal life and health insurance is produced primarily through approximately 1,600 personal producing general agents. Group life and traditional health insurance is produced through approximately 2,500 brokers.

     The executive, accounting, actuarial and administrative activities of the Life Group are primarily located at the Chubb Life headquarters in Concord, New Hampshire. The personal insurance operations are in Concord and Chattanooga, Tennessee. The group insurance operations are mainly located in Parsippany, New Jersey.

     The following table presents revenues by class of the Life Group for each of the past three years.

                  PREMIUM AND POLICY CHARGE REVENUES BY CLASS

                                        PERSONAL                                          GROUP
                 ------------------------------------------------------    ------------------------------------
                                       ACCIDENT AND                                             ACCIDENT AND
                   ORDINARY LIFE          HEALTH           ANNUITIES             LIFE              HEALTH
                 -----------------   ----------------   ---------------    ----------------   -----------------
     YEAR         AMOUNT   PERCENT   AMOUNT   PERCENT   AMOUNT  PERCENT    AMOUNT   PERCENT    AMOUNT   PERCENT
---------------  --------  -------   -------  -------   ------  -------    -------  -------   --------  -------
                                                         (IN THOUSANDS)
1994...........  $248,850    29.8%   $19,426    2.3%    $3,670     .4%     $44,301    5.3%    $520,046    62.2%
1995...........   285,323    45.8     20,207    3.2      5,745     .9       22,925    3.7      288,737    46.4
1996...........   313,894    55.8     19,617    3.5      4,271     .8       11,848    2.1      212,428    37.8

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

                                                 AVERAGE
                                                INVESTED        INVESTMENT       PERCENT
                        YEAR                    ASSETS(A)       INCOME(B)        EARNED
        -------------------------------------   ---------       ----------       ------
                                                      (IN THOUSANDS)
        1994.................................   $2,544,945       $205,451          8.1%
        1995.................................    2,740,921        229,181          8.4
        1996.................................    2,992,820        239,665          8.0

---------------
     (a) Average of amounts for the years presented with fixed maturity securities at amortized cost and equity securities at market value.

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

     Benefit reserves on individual life insurance contracts with fixed and guaranteed premiums and benefits are computed so that amounts, with additions from actuarial net premiums to be received and with interest on such reserves compounded annually at certain assumed rates, will be sufficient to meet expected policy obligations. In accordance with generally accepted accounting principles, certain additional factors are considered in the reserve computation as more fully set forth in Note (3)(b) of the notes to consolidated financial statements incorporated by reference from the Corporation's 1996 Annual Report to Shareholders.

REGULATION, PREMIUM RATES AND COMPETITION

     The Corporation is a holding company with subsidiaries primarily engaged in the insurance business and is therefore subject to regulation by certain states as an insurance holding company. All states have enacted legislation which regulates insurance holding company systems such as the Corporation and its subsidiaries. This legislation generally provides that each insurance company in the system is required to register with the department of insurance of its state of domicile and furnish information concerning the operations of companies within the holding company system which may materially affect the operations, management or financial condition of the insurers within the system. All transactions within a holding company system affecting insurers must be fair and equitable. Notice to the insurance commissioners is required prior to the consummation of transactions affecting the ownership or control of an insurer and of certain material transactions between an insurer and any person in its holding company system and, in addition, certain of such transactions cannot be consummated without the commissioners' prior approval.

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

     In December 1993, the National Association of Insurance Commissioners adopted a risk-based capital formula for property and casualty insurance companies which was applied for the first time as of year-end 1994. This formula is used by state regulatory authorities to identify insurance companies which may be undercapitalized and which merit further regulatory attention. The formula prescribes a series of risk measurements to determine a minimum capital amount for an insurance company, based on the profile of the individual company. The ratio of a company's actual policyholders' surplus to its minimum capital requirement will determine whether any state regulatory action is required. At December 31, 1996, each member of the Group had more than sufficient capital to meet the risk-based capital requirement.

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

     There are more than 3,000 property and casualty insurance companies in the United States operating independently or in groups and no single company or group is dominant. According to A.M. Best, the Group is the 13th largest United States property and casualty insurance group based on 1995 net premiums written. The relatively large size and underwriting capacity of the Group provide opportunities not available to smaller companies.

     The property and casualty insurance industry has a history of cyclical performance with successive periods of deterioration and improvement over time. Price competition increased in the property and casualty marketplace during 1987 and has continued through 1996, particularly in the commercial classes. The Group continues to be selective in the writing of new business and to reinforce the sound relationships with customers who appreciate the stability, expertise and added value the Group provides.

     In all states, insurers authorized to transact certain classes of property and casualty insurance are required to become members of an insolvency fund. In the event of the insolvency of a licensed insurer writing a class of insurance covered by the fund in the state, all members are assessed to pay certain claims against the insolvent insurer. Fund assessments are proportionately based on the members' written premiums for the classes of insurance written by the insolvent insurer. A portion of these assessments is recovered in certain states through premium tax offsets and policyholder surcharges. In 1996, such assessments to the members of the Group amounted to approximately $3 million. The amount of future assessments cannot be reasonably estimated.

     State insurance regulation requires insurers to participate in assigned risk plans, reinsurance facilities and joint underwriting associations, which are mechanisms that generally provide applicants with various basic insurance coverages when they are not available in voluntary markets. Such mechanisms are most prevalent for automobile and workers' compensation insurance, but a majority of states also mandate participation in Fair Plans or Windstorm Plans, which provide basic property coverages. Some states also require insurers to participate in facilities that provide homeowners, crime and medical malpractice insurance. Participation is based upon the amount of a company's voluntary written premiums in a particular state for the classes of insurance involved. These involuntary market plans generally are underpriced and produce unprofitable underwriting results.

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

  Life and Health Insurance

     The members of the Life Group are subject to regulation and supervision in each state in which they do business. Such regulation and supervision is generally of the character indicated in the first paragraph under the preceding caption, "Property and Casualty Insurance." The risk-based capital formula for life and health insurers was first effective as of year-end 1993. Each member of the Life Group had more than sufficient capital at December 31, 1996 to meet the risk-based capital requirement.

     There are more than 1,700 legal reserve life insurance companies in the United States. According to the National Underwriter, a trade publication, as of January 1, 1996, Chubb Life, Sovereign and Colonial ranked 59th, 163rd and 203rd, respectively, among such companies based on total insurance in-force.

  Legislative and Judicial Developments

     Although the federal government and its regulatory agencies generally do not directly regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways. Current and proposed federal measures which may significantly affect the insurance business include securities litigation reform, tort reform, toxic waste removal and liability measures, containment of medical costs, employee benefits regulation, automobile safety regulation, financial services deregulation including the removal of barriers preventing banks from engaging in the insurance business and the taxation of insurance companies.

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

     Legislative and judicial developments pertaining to asbestos and toxic waste exposures are discussed in Item 7 of this report on pages 21 through 24.

ITEM 2.  PROPERTIES

     The executive offices of the Corporation and the administrative offices of the Property and Casualty Group are in Warren, New Jersey. The Real Estate Group's corporate headquarters is located in Roseland, New Jersey. The Life Group has its administrative offices in Concord, New Hampshire; Parsippany, New Jersey and Chattanooga, Tennessee. The insurance subsidiaries maintain zone administrative and branch offices in major cities throughout the United States, and members of the Property and Casualty Insurance Group also have offices in Canada, Europe, Australia, the Far East and Latin America. Office facilities are leased with the exception of buildings in Branchburg, New Jersey and Chattanooga, and a portion of the Life Group's home office complex in Concord. Management considers its office facilities suitable and adequate for the current level of operations. See Note (12) of the notes to consolidated financial statements incorporated by reference from the Corporation's 1996 Annual Report to Shareholders.

ITEM 3.  LEGAL PROCEEDINGS

     The Corporation and its subsidiaries are defendants in various lawsuits arising out of their businesses. It is the opinion of management that the final outcome of these matters will not materially affect the consolidated financial position of the registrant.

     Information regarding certain litigation to which property and casualty insurance subsidiaries of the Corporation are a party is included in Item 7 of this report on pages 21 through 24.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the shareholders during the last quarter of the year ended December 31, 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                                     YEAR OF
                                                                            AGE(A)  ELECTION(B)
                                                                            ------  ----------
Dean R. O'Hare, Chairman of the Corporation.................................   54      1972

Douglas A. Batting, Executive Vice President of Chubb & Son Inc. ...........   54      1996

John P. Cavoores, Executive Vice President of Chubb & Son Inc...............   39      1996

Robert P. Crawford, Jr., Executive Vice President of the Corporation........   55      1994

John J. Degnan, President of the Corporation................................   52      1994

Gail E. Devlin, Senior Vice President of the Corporation....................   58      1981

Edward Dunlop, Senior Vice President of the Corporation.....................   56      1995

David S. Fowler, Senior Vice President of the Corporation...................   51      1989

Henry G. Gulick, Vice President and Secretary of the Corporation............   53      1975

David B. Kelso, Executive Vice President of the Corporation.................   44      1996

Charles M. Luchs, Executive Vice President of Chubb & Son Inc. .............   57      1996

Brian W. Nocco, Senior Vice President of the Corporation....................   45      1994

Donn H. Norton, Executive Vice President of the Corporation.................   55      1985

Michael O'Reilly, Senior Vice President of the Corporation..................   53      1976

Robert Rusis, Senior Vice President and General Counsel of the
  Corporation...............................................................   63      1990

Henry B. Schram, Senior Vice President of the Corporation...................   50      1985

Theresa M. Stone, Executive Vice President of the Corporation...............   52      1990

---------------

     (a) Ages listed above are as of April 22, 1997.

     (b) Date indicates year first elected or designated as an executive officer.

     All of the foregoing officers serve at the pleasure of the Board of Directors of the Corporation or listed subsidiary and have been employees of the Corporation or a subsidiary of the Corporation for more than five years except for Brian W. Nocco and David B. Kelso. Mr. Nocco, who joined the Corporation in 1994, was previously Treasurer of Continental Bank Corp. Prior to joining Chubb in 1996, Mr. Kelso was Executive Vice President of First Commerce Corporation in New Orleans, where he has also served as Chief Financial Officer. Mr. Kelso was previously a partner and head of the North American Banking Practice for The MAC Group (now known as Gemini Consulting), an international general management consulting firm.

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     Incorporated by reference from the Corporation's 1996 Annual Report to Shareholders, page 67.

ITEM 6.  SELECTED FINANCIAL DATA

     Selected financial data for the five years ended December 31, 1996 are incorporated by reference from the Corporation's 1996 Annual Report to Shareholders, pages 40 and 41.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion presents our past results and our expectations for the near term future. The supplementary financial information and the consolidated financial statements and related notes, all of which are integral parts of the following analysis of our results and our financial position, are incorporated by reference from the Corporation's 1996 Annual Report to Shareholders, pages 21, 22 and 42 through 64.

     Certain statements in this document, as well as certain statements incorporated by reference herein, may be considered to be "forward looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995, such as statements that include the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions. In particular, this report includes forward looking statements relating, but not limited to, the Corporation's recent sale activities, reinsurance programs, and future premium and investment income growth. Such statements are subject to certain risks and uncertainties. The factors which could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Corporation's public filings with the Securities & Exchange Commission and specifically to: risks or uncertainties associated with the Corporation's announced sale activities relating to portions of its non-property and casualty business, or associated with its expectations of proceeds deployment, asset valuations, or premium and investment income growth projections, product initiatives, and new cash available for investment, and, more generally, to: general economic conditions including changes in interest rates and the performance of the financial markets, changes in domestic and foreign laws, regulations and taxes, changes in competition and pricing environments, regional or general changes in asset valuation, the occurrence of significant natural disasters, the inability to reinsure certain risks economically, the adequacy of loss reserves, as well as general market conditions, competition, pricing and restructurings.

     Net income amounted to $513 million in 1996 compared with $697 million in 1995 and $528 million in 1994. Net income in 1996 reflects a fourth quarter charge of $160 million after taxes related to the write-down of the carrying value of certain real estate assets.

     The Corporation entered into a definitive agreement, dated February 23, 1997, to sell its life and health insurance operations to Jefferson-Pilot Corporation for $875 million in cash, subject to various closing adjustments and other customary conditions. The sale is subject to regulatory approvals and is expected to be completed by the end of the second quarter of 1997. In light of the decision to sell, the life and health insurance operations have been classified as discontinued operations. For a further discussion of the discontinued life and health insurance operations, see page 29.

     Income from continuing operations, which includes realized investment gains and losses related to such operations, was $486 million in 1996 compared with $655 million in 1995 and $508 million in 1994. Decisions to sell securities are governed principally by considerations of investment opportunities and tax consequences. Thus, realized investment gains and losses may vary significantly from year to year.

     Operating income from continuing operations, which excludes realized investment gains and losses, was $434 million in 1996 compared with $584 million in 1995 and $473 million in 1994.

PROPERTY AND CASUALTY INSURANCE

     Property and casualty income in 1996 was similar to that in 1995, which was significantly higher than 1994 income. Property and casualty income after taxes was $561 million in 1996 compared with $563 million in 1995 and $467 million in 1994. Earnings in 1996 reflect lower underwriting income compared with 1995 due to substantially higher catastrophe losses, resulting primarily from the winter storms in the eastern part of the United States in the first quarter. Investment income increased in 1996 compared with the prior year. Earnings in 1995 benefited from highly profitable underwriting results and an increase in investment income compared with 1994. Earnings in 1994 were adversely affected by higher catastrophe losses, resulting from the earthquake in California and the winter storms in the eastern and midwestern parts of the United States.

     Catastrophe losses were $142 million in 1996, $64 million in 1995 and $169 million in 1994. Our initial retention level for each catastrophic event is approximately $100 million. We did not have any recoveries from our catastrophe reinsurance coverage during the past three years since there were no individual catastrophes for which our losses exceeded the initial retention.

     Net premiums written amounted to $4.8 billion in 1996, an increase of 11% compared with 1995. Net premiums written increased 9% in 1995 compared with 1994. Personal coverages accounted for $1,039 million or 22% of 1996 premiums written, commercial coverages for $3,532 million or 74% and reinsurance assumed for $203 million or 4%. More than half of the 1996 premium growth was due to changes in certain reinsurance agreements, which are discussed below.

     The marketplace remained competitive, particularly in the commercial classes, in all our markets worldwide. Competitors continued to place significant pressure on pricing as they attempted to maintain or increase market share. As a result, price increases have been difficult to achieve. In this environment, we have focused on our specialty lines where we emphasize the added value we provide to our customers. Premium growth in 1996 and 1995 was due to exposure growth on existing business, the purchase of additional coverages by current customers and the selective writing of new business. Substantial premium growth in both years was achieved outside the United States from our expanding international branch network.

     For many years, a portion of the U.S. insurance business written by the Corporation's property and casualty subsidiaries has been reinsured on a quota share basis with a subsidiary of the Sun Alliance Group plc. Similarly, a subsidiary of the Corporation has assumed a portion of Sun Alliance's property and casualty business on a quota share basis. Effective January 1, 1996, the agreements pertaining to the exchange of reinsurance were amended to reduce the portion of each company's business reinsured with the other. Consequently, during 1996, the Corporation's property and casualty subsidiaries retained a greater portion of the business they wrote directly and assumed less reinsurance from Sun Alliance. As a result of these changes in retention, net premiums written in 1996 increased by $64 million for the personal classes and $138 million for the commercial classes and decreased by $88 million for reinsurance assumed. There was an additional impact on net premiums written in the first quarter of 1996 due to the effect of the portfolio transfers of unearned premiums as of January 1, 1996 resulting from these changes. The effect of these portfolio transfers was an increase in net premiums written of $31 million for the personal classes and $61 million for the commercial classes and a decrease of $65 million for reinsurance assumed.

     Also, effective January 1, 1996, our casualty excess of loss reinsurance program was modified, principally for excess liability and executive protection coverages. The changes included an increase in the initial retention for each loss from $5 million to $10 million and an increase in the initial aggregate amount of losses retained for each year before reinsurance becomes available. These changes in our casualty reinsurance program increased net premiums written in 1996 by approximately $130 million.

     Underwriting results were profitable in 1996 and 1995 compared with near breakeven results in 1994. The combined loss and expense ratio, the common measure of underwriting profitability, was 98.3% in 1996 compared with 96.8% in 1995 and 99.5% in 1994.

     The loss ratio was 66.2% in 1996 compared with 64.7% in 1995 and 67.0% in 1994. The loss ratios continue to reflect the favorable experience resulting from the consistent application of our disciplined underwriting standards. Losses from catastrophes represented 3.1, 1.5 and 4.5 percentage points of the loss ratio in 1996, 1995, and 1994, respectively.

     Our expense ratio was 32.1% in 1996 and 1995 and 32.5% in 1994. Expenses were reduced in 1994 by a contingent profit sharing accrual of $11 million related to a medical malpractice reinsurance agreement.

     As a result of the 1996 merger of Sun Alliance with Royal Insurance Holdings plc, the unwinding of our reinsurance agreements with Sun Alliance was accelerated. Effective January 1, 1997, the agreements pertaining to the exchange of reinsurance on a quota share basis were terminated. As a result of the termination of these agreements, our net premiums written are expected to increase in 1997 by approximately $125 million for the personal classes and approximately $250 million for the commercial classes. Personal and commercial net premiums written will also include approximately $65 million and $110 million, respectively, in the first quarter of 1997 due to the effect of the portfolio transfer of unearned premiums as of January 1, 1997 resulting from the termination of the agreements. Net premiums written for reinsurance assumed, which were $203 million in 1996, are expected to be negligible in 1997 as the reduction in premiums related to the portfolio transfer of unearned premiums to Sun Alliance as of January 1, 1997 will be offset by the effect of the lag in our reporting of the business we assumed from Sun Alliance for the second half of 1996.

     During 1996, we continued to evaluate the relative costs and benefits of our casualty excess of loss reinsurance program. As a result, effective January 1, 1997, we again modified the program, increasing the initial retention for each loss from $10 million to $25 million. The increase in net premiums written in 1997 resulting from this change in our casualty reinsurance program is not expected to be significant.

     The impact on underwriting results in 1997 of the termination of the reinsurance agreements with Sun Alliance and the changes to our casualty reinsurance program is not expected to be significant. Management believes that the retention of a greater portion of the business underwritten by the property and casualty subsidiaries will have a positive impact on net income in the future.

     The following discussion of underwriting results reflects certain reclassifications to present results in a manner more consistent with the way the property and casualty business is now managed. Prior period amounts have been restated to conform with the new presentation.

PERSONAL INSURANCE

     Premiums from personal insurance increased 20% in 1996 compared with a 5% increase in 1995. More than half of the growth in 1996 was due to the changes in the reinsurance agreement with Sun Alliance which resulted in both the portfolio transfer of unearned premiums as of January 1, 1996 and an increase in our retention percentage for these classes.

     Excluding the effects of the changes in the reinsurance agreement, personal lines premiums increased 9% in 1996, our best growth rate in many years. We continued to grow our homeowners and other non-automobile business in non-catastrophe prone areas while maintaining our disciplined approach to pricing and risk selection. Personal automobile premiums increased as a result of an increase in the number of in-force policies for high-value automobiles.

     Our personal insurance business produced substantial underwriting profits in 1996 and 1995 compared with breakeven results in 1994. The combined loss and expense ratio was 91.7% in 1996 compared with 87.1% in 1995 and 99.8% in 1994.

     The profitability of our homeowners business each year is affected substantially by the extent of catastrophe losses experienced. Homeowners results were unprofitable in 1996 as catastrophe losses, particularly the winter storms, adversely affected results. Homeowners results were profitable in 1995, benefiting from lower catastrophe losses, fewer large losses and a reduction in loss frequency. The unprofitable results in 1994 reflect the adverse effect of significant catastrophe losses, particularly the winter storms and, to a lesser extent, the California earthquake. Catastrophe losses represented 16.7 percentage points of the loss ratio for this class in 1996 compared with 10.3 percentage points in 1995 and 19.4 percentage points in 1994.

     Other personal coverages, which include insurance for personal valuables and excess liability, were highly profitable in each of the past three years. Personal excess liability results improved in 1995 and 1996 due to favorable loss experience. Our automobile business produced profitable results in each of the last three years. Results in 1996 and 1995 were particularly strong due to lower loss frequency and severity. Automobile results were adversely affected each year by losses from the mandated business that we are required by law to accept for those individuals who cannot obtain coverage in the voluntary market.

COMMERCIAL INSURANCE

     Premiums from commercial insurance increased 15% in 1996 compared with 9% in 1995. Approximately 40% of the 1996 growth in premiums was due to the changes in the reinsurance agreement with Sun Alliance which resulted in both the portfolio transfer of unearned premiums as of January 1, 1996 and an increase in our retention percentage for these classes. In addition, premium growth in 1996 for the excess liability component of our casualty coverages and for our executive protection coverages benefited from the changes in our casualty excess of loss reinsurance program. Excluding the effects of these changes in our reinsurance agreements, premium growth in 1996 and 1995 was due primarily to the selective writing of new accounts, exposure growth on existing business and the purchase of additional coverages by current customers. Premium growth was particularly strong outside the United States. The competitive market worldwide has continued to place significant pressure on prices and has made price increases difficult to achieve for most coverages. Our strategy of working closely with our customers and our ability to differentiate our products have enabled us to renew a large percentage of our business.

     Our commercial insurance business produced near breakeven underwriting results in each of the past three years. The combined loss and expense ratio was 99.7% in 1996 compared with 99.3% in 1995 and 99.4% in 1994.

     Multiple peril results were unprofitable in each of the past three years due, in large part, to inadequate prices. Results deteriorated in 1996 due primarily to higher catastrophe losses and an increase in the frequency of large losses. Results for this class benefited in 1995 from an absence of catastrophe losses. Results in 1994 were adversely affected by significant catastrophe losses, primarily from the earthquake in California. Catastrophe losses represented 4.8 percentage points of the loss ratio for this class in 1996 compared with 1.0 percentage point in 1995 and 9.7 percentage points in 1994.

     Results for our casualty business were similarly unprofitable in 1996 and 1995 compared with near breakeven results in 1994. In each of the past three years, but more so in 1996 and 1995, casualty results have been adversely affected by increases in loss reserves for asbestos-related and toxic waste claims. The excess liability component of our casualty coverages has remained profitable due to favorable loss experience in this class. Results in the automobile component were breakeven in 1996 compared with profitable results in 1995 and 1994.

     Workers' compensation results were slightly unprofitable in 1996 compared with profitable results in 1995 and unprofitable results in 1994. Results deteriorated in 1996 due in part to an increase in claim frequency and the impact of price reductions. Results in 1995 benefited from rate increases, reform of the benefit provisions of workers' compensation laws in many states, and the impact of medical cost containment and disability management activities. Results from our share of the involuntary pools and mandatory business in which we must participate by law have also benefited from these positive factors.

     Property and marine results were profitable in 1996 and 1995 compared with unprofitable results in 1994. Results in 1996 deteriorated somewhat due to an increase in catastrophe losses which were insignificant in 1995. Both years benefited from stable loss frequency. Results for this class in 1994 were adversely affected by significant catastrophe losses, resulting primarily from the earthquake in California. Catastrophe losses represented 4.5 percentage points of the loss ratio for this class in 1996 compared with 0.8 of a percentage point in 1995 and 6.8 percentage points in 1994.

     Our executive protection results were highly profitable in each of the past three years due to favorable loss experience. Our financial institutions business produced increasingly profitable results in 1995 and 1996. The financial fidelity portion of this business was highly profitable in each of the past three years. Results in the non-fidelity portion of this business were unprofitable in 1994 due in part to several large losses.

     Results in our other commercial classes were slightly profitable in 1996 compared with unprofitable results in 1995 and 1994. The improvement was attributable to our surety business which had highly profitable results in 1996. Results for this class were unprofitable in 1995 due to several large losses.

REINSURANCE ASSUMED

     Reinsurance assumed is treaty reinsurance assumed primarily from Sun Alliance. The growth in premiums in 1995 was primarily due to an increase in our participation in the business of Sun Alliance. The substantial decrease in premiums in 1996 was due to the effects of the changes in the reinsurance agreement with Sun Alliance whereby we assumed less reinsurance from them. The decrease in premiums included the first quarter effect of the $65 million portfolio transfer of unearned premiums to Sun Alliance as of January 1, 1996. The reinsurance agreement with Sun Alliance was terminated effective January 1, 1997. Underwriting results for this segment were near breakeven in each of the past three years.

LOSS RESERVES

     Loss reserves are our property and casualty subsidiaries' largest liability. At the end of 1996, gross loss reserves totaled $9.5 billion compared with $9.6 billion and $8.9 billion at year-end 1995 and 1994, respectively. Reinsurance recoverable on such loss reserves was $1.8 billion at year-end 1996 compared with $2.0 billion at the end of 1995 and 1994. As a result of the changes in the reinsurance agreements with Sun Alliance, there were portfolio transfers of gross loss reserves and reinsurance recoverable as of January 1, 1996. The effect of these portfolio transfers was a decrease in gross loss reserves of $209 million and a decrease in reinsurance recoverable of $244 million.

     Loss reserves, net of reinsurance recoverable, increased 2% in 1996 compared with 10% in 1995. The 1996 increase would have been greater except that loss reserves were reduced as the result of significant payments during the year related to the settlement of asbestos-related claims against Fibreboard Corporation, which is discussed below. Loss reserves included $543 million, $999 million and $1,049 million at year-end 1996, 1995 and 1994, respectively, related to the Fibreboard settlement. Loss and expense payments related to the settlement aggregated $462 million, $60 million and $204 million in 1996, 1995 and 1994, respectively. Excluding the Fibreboard reserves, loss reserves, net of reinsurance recoverable, increased 9% in 1996 and 12% in 1995. Substantial reserve growth has occurred each year in those liability coverages, primarily excess liability and executive protection, that are characterized by delayed loss reporting and extended periods of settlement.

     During 1996, we experienced overall favorable development of $43 million on loss reserves established as of the previous year-end. This compares with favorable development of $36 million in 1995 and $30 million in 1994. Such redundancies were reflected in operating results in these respective years. Each of the past three years benefited from favorable claim severity trends for certain liability classes; this was offset each year in varying degrees by increases in loss reserves relating to asbestos and toxic waste claims.

     The process of establishing loss reserves is an imprecise science and reflects significant judgmental factors. In many liability cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss and the settlement of the loss. In fact, approximately 60% of our loss reserves at December 31, 1996 were for claims that had not yet been reported to us, some of which were not yet known to the insured, and for future development on reported claims.

     Judicial decisions and legislative actions continue to broaden liability and policy definitions and to increase the severity of claim payments. As a result of this and other societal and economic developments, the uncertainties inherent in estimating ultimate claim costs on the basis of past experience have increased significantly, further complicating the already complex loss reserving process.

     The uncertainties relating to asbestos and toxic waste claims on insurance policies written many years ago are exacerbated by judicial and legislative interpretations of coverage that in some cases have tended to erode the clear and express intent of such policies and in others have expanded theories of liability. The industry is engaged in extensive litigation over these coverage and liability issues and is thus confronted with a continuing uncertainty in its efforts to quantify these exposures.

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

     Pacific Indemnity and Continental Casualty reached a separate agreement for the handling of all asbestos-related bodily injury claims pending on August 26, 1993 against Fibreboard. Pacific Indemnity's obligation under this agreement with respect to such pending claims is approximately $635 million, the final $450 million of which was paid during 1996. The agreement further provides that the total responsibility of both insurers with respect to pending and future asbestos-related bodily injury claims against Fibreboard will be shared between Pacific Indemnity and Continental Casualty on an approximate 35% and 65% basis, respectively.

     Pacific Indemnity, Continental Casualty and Fibreboard entered into a trilateral agreement to settle all present and future asbestos-related bodily injury claims resulting from insurance policies that were, or may have been, issued to Fibreboard by the two insurers. The trilateral agreement will be triggered if the global settlement agreement is disapproved by the United States Supreme Court. Pacific Indemnity's obligation under the trilateral agreement is therefore similar to, and not duplicative of, that under those agreements described above.

     The trilateral agreement reaffirms portions of an agreement reached in March 1992 between Pacific Indemnity and Fibreboard. Among other matters, that 1992 agreement eliminates any Pacific Indemnity liability to Fibreboard for asbestos-related property damage claims.

     In 1995, the United States District Court of the Eastern District of Texas approved the global settlement agreement and the trilateral agreement. The judgments approving these agreements were appealed to the United States Court of Appeals for the Fifth Circuit. In July 1996, the Fifth Circuit

Court affirmed the 1995 judgments of the District Court. The affirmation of these agreements had no effect on the amount of loss reserves provided for the settlement. A petition for re-hearing the global settlement agreement before the entire Fifth Circuit Court was denied. An appeal to the United States Supreme Court by the objectors to the global settlement has been filed and the Supreme Court will decide whether to hear this matter. The trilateral agreement, however, was not appealed to the United States Supreme Court and is now final. As a result, management believes that the uncertainty of Pacific Indemnity's exposure with respect to asbestos-related bodily injury claims against Fibreboard has been eliminated.

     Since 1993, a California Court of Appeal has agreed, in response to a request by Pacific Indemnity, Continental Casualty and Fibreboard, to delay its decisions regarding asbestos-related insurance coverage issues which are currently before it and involve the three parties exclusively, while the approval of the global settlement is pending in court. Continental Casualty and Pacific Indemnity have dismissed disputes against each other which involved Fibreboard and were in litigation.

     We have additional potential asbestos exposure, primarily on insureds for which we wrote excess liability coverages. Such exposure has increased due to the erosion of much of the underlying limits. The number of claims against such insureds and the value of such claims have increased in recent years due in part to the non-viability of other defendants.

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

     Hazardous waste sites are another significant potential exposure. Under the federal "Superfund" law and similar state statutes, when potentially responsible parties (PRPs) fail to handle the clean-up, regulators have the work done and then attempt to establish legal liability against the PRPs. The PRPs, with proper government authorization in many instances, disposed of toxic materials at a waste dump site or transported the materials to the site. Most sites have multiple PRPs.

     Insurance policies issued to PRPs were not intended to cover the clean-up costs of pollution and, in many cases, did not intend to cover the pollution itself. Pollution was not a recognized hazard at the time many of these policies were written. In more recent years, however, policies specifically exclude such exposures.

     As the cost of environmental clean-up continues to grow, PRPs and others have increasingly filed claims with their insurance carriers. Litigation against insurers extends to issues of liability, coverage and other policy provisions.

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

     Uncertainties also remain as to the Superfund law itself, which has generated far more litigation than it has brought about the cleanup of hazardous waste sites. Superfund's taxing authority expired on

December 31, 1995. Notwithstanding continued pressure by the insurance industry and other interested parties to achieve a legislative solution which would reform the liability provisions of the law, Congress did not address Superfund in 1996. It is currently not possible to predict the direction that any reforms may take, when they may occur or the effect that any changes may have on the insurance industry. In addition, the Superfund law does not address non-Superfund toxic sites. For that reason, it does not cover all existing toxic waste exposures, such as those involving sites that are subject to state law only. Because of the large number of state sites, such sites could prove even more costly in the aggregate than Superfund sites.

     Litigation costs remain substantial, particularly for toxic waste claims. A substantial portion of the funds expended to date by us has been for legal fees incurred in the prolonged litigation of coverage issues. Primary policies provide a limit on indemnity payments but many do not limit defense costs. This language in the policy sometimes leads to the payment of defense costs in multiples of the policy limits.

     Reserves for asbestos and toxic waste claims cannot be estimated with traditional loss reserving techniques. We have established case reserves and expense reserves for costs of related litigation where sufficient information has been developed to indicate the involvement of a specific insurance policy. In addition, IBNR reserves have been established to cover additional exposures on both known and unasserted claims. These reserves are continually reviewed and updated. Increases in loss reserves relating to asbestos and toxic waste claims were $151 million in 1996, $182 million in 1995 and $115 million in 1994. Further increases in such reserves in 1997 and future years are possible as legal and factual issues concerning these claims are clarified although the amounts cannot be reasonably estimated.

     Management believes that the aggregate loss reserves of the property and casualty subsidiaries at December 31, 1996 were adequate to cover claims for losses which had occurred, including both those known to us and those yet to be reported. In establishing such reserves, management considers facts currently known and the present state of the law and coverage litigation. However, given the expansion of coverage and liability by the courts and the legislatures in the past and the possibilities of similar interpretations in the future, particularly as they relate to asbestos and toxic waste claims, as well as the uncertainty in determining what scientific standards will be deemed acceptable for measuring hazardous waste site clean-up, additional increases in loss reserves may emerge which would adversely affect results in future periods. The amount cannot reasonably be estimated at the present time.

INVESTMENTS AND LIQUIDITY

     Investment income after taxes increased 7% in both 1996 and 1995. Growth was primarily due to increases in invested assets, which reflected strong cash flow from operations over the period, offset somewhat in 1996 by lower yields on new investments.

     The effective tax rate on our investment income was 15.8% in 1996, 15.9% in 1995 and 15.3% in 1994. The effective tax rate increased in 1995 as the percentage of our investment income subject to tax increased.

     Generally, premiums are received by our property and casualty subsidiaries months or even years before losses are paid under the policies purchased by such premiums. These funds are used first to make current claim and expense payments. The balance is invested to augment the investment income generated by the existing portfolio. Historically, cash receipts from operations, consisting of insurance premiums and investment income, have provided more than sufficient funds to pay losses, operating expenses and dividends to the Corporation.

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

     New cash available for investment was approximately $1,215 million in 1996 compared with $495 million and $725 million in 1995 and 1994, respectively. New cash in 1996 included $191 million received in January as a result of the commutation of a stop loss reinsurance agreement related to medical malpractice unpaid claims arising from business written prior to 1985. The lower amount in 1995 was due to the designation of $480 million of new cash as funds held for asbestos-related settlement. Income on these assets accrued for the benefit of participants in the class settlement of asbestos-related bodily injury claims against Fibreboard.

     In 1997, the property and casualty subsidiaries will receive approximately $300 million as the net result of the portfolio transfers of unearned premiums and loss reserves as of January 1, 1997 related to the termination of the reinsurance agreements with Sun Alliance.

     In 1996, we invested new cash primarily in mortgage-backed securities and tax-exempt bonds. In 1995, we invested new cash primarily in tax-exempt bonds. In 1994, we invested new cash primarily in taxable bonds and, to a lesser extent, tax-exempt bonds. In each year, we tried to achieve the appropriate mix in our portfolio to balance both investment and tax strategies.

     The property and casualty subsidiaries have consistently invested in high quality marketable securities. Taxable bonds in our domestic portfolio comprise U.S. Treasury, government agency and corporate issues. Approximately 90% of the taxable bonds are either backed by the U.S. Government or rated AA or better by Moody's or Standard & Poor's. Of the tax-exempt bonds, practically all are rated A or better, with more than half rated AAA. Both taxable and tax-exempt bonds have an average maturity of approximately 9 years. Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations. Equity securities are high quality and readily marketable.

     At December 31, 1996, the property and casualty subsidiaries held foreign investments of $1.3 billion supporting their international operations. Such foreign investments have quality and maturity characteristics similar to our domestic portfolio. We reduce the risks relating to currency fluctuations by maintaining investments in those foreign currencies in which we transact business, with characteristics similar to the liabilities in those currencies.

     The property and casualty subsidiaries maintain sufficient investments in highly liquid, short-term securities at all times to provide for immediate cash needs and the Corporation maintains bank credit facilities that are available to respond to unexpected cash demands.

REAL ESTATE

     In October 1996, the Corporation announced that it was exploring the possible sale of all or a significant portion of its real estate assets. During February 1997, indications of interest in purchasing substantially all of our commercial properties were received from several parties. In March 1997, the Corporation announced that it had entered into an agreement with a prospective purchaser to perform due diligence in anticipation of executing a contract for the sale of these properties. In addition, we are continuing to explore the sale of our residential and retail properties.

     Because the plan to pursue the sale of these assets in the near term represented a change in circumstances relating to the manner in which these assets are expected to be used, we reassessed the recoverability of their carrying value. As a result, we recorded an impairment loss of $255 million, or $160 million after tax, in the fourth quarter of 1996 to reduce the carrying value of these assets to their estimated fair value.

     We plan to retain approximately $380 million of undeveloped land which we expect will be developed in the future. In addition, we plan to retain certain commercial properties and land parcels under lease.

     Real estate operations resulted in a loss after taxes of $147 million in 1996 compared with income of $6 million in 1995 and a loss of $2 million in 1994. The loss in 1996 reflects the $160 million after tax impairment charge. Excluding this charge, real estate income after taxes was $13 million. Results in 1996 benefited from the sale of several rental properties and a decrease in interest expense caused by lower average interest rates. Results in 1995 benefited from a land sale. Results in both years benefited from increases in earnings from residential sales as well as from lower provisions for possible uncollectible mortgages receivable. In each of the last three years, results were adversely affected by a high proportion of interest costs being charged directly to expense rather than being capitalized.

     Revenues were $320 million in 1996, $288 million in 1995 and $205 million in 1994. Revenues in 1996 and 1995 included higher levels of revenues from residential development. Revenues in 1996 also included the sale of rental properties while 1995 revenues included the land sale. Over the past several years, revenues from our commercial real estate activities have come primarily from ongoing income from owned properties and from management and financing activities related to previously sold properties or properties held in joint ventures.

     Our commercial real estate activities traditionally centered around acquiring suburban, multi-site land parcels in locations considered prime for office development and then developing the land in progressive stages. In the late 1980s, we expanded our activities to include a few metropolitan office building projects. We developed real estate properties ourselves rather than through third party developers. We are distinguished from most other real estate developers in that we coordinated all phases of the development process from concept to completion. Upon completion of development, the properties were either owned and operated for our own account or sold to third parties. We directly manage virtually all of the properties which we either own or have sold and retained interests in through secured loans.

     Our investment interests in joint ventures generally consist of the ownership and lease of the underlying land and the management and operation of the buildings. We have agreements with joint ventures to manage all aspects of the joint venture properties, including debt structures, tenant leasing, and building improvements and maintenance.

     Our occupancy rate has been strong in substantially all markets in which we operate. We have been successful in both retaining existing tenants and securing new ones and we do not have a significant credit problem with tenants. During 1996, a total of 2,280,000 square feet was leased compared with 2,320,000 square feet in 1995 and 2,420,000 square feet in 1994. At December 31, 1996, we owned or had interest in 10,091,000 square feet of office and industrial space. Our vacancy rate was 6% at year-end 1996 and 1995 and 7% at year-end 1994.

     In certain markets, renewing leases in established buildings has been difficult as demand for commercial office space diminished due to an overbuilt market and corporate downsizing. While we have experienced significant leasing activity in recent years and have achieved improved rental rates on many of these buildings, a significant portion of our existing leases are at low market rental rates.

     Our entry into the New Jersey residential development market met with initial success. In 1996, we completed our first townhome project containing 178 units. Our second project, a joint venture, is an 84 unit townhome project which we expect to complete in 1997. At year-end 1996, 41 units were sold. In Florida, sales continued to be strong in two existing condominium projects which total 385 units. At year-end 1996, all but 41 units were sold.

     The Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in the first quarter of 1996. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets.

     SFAS No. 121 requires that we analyze our individual buildings, leased land and development sites on a continuing basis to determine if an impairment loss has occurred. Estimates are made of the revenues and operating costs, as well as any additional costs to be incurred to complete development, of the property in the future through an assumed holding period, based on our intended use of the property. The time value of money is not considered in assessing whether impairment has occurred. If it is determined that impairment has occurred, measurement of such impairment is based on the fair value of the assets. The $255 million write-down of real estate assets in 1996 was made in accordance with the provisions of SFAS No. 121. No similar write-down was recorded in 1995 or 1994.

     Loans receivable, which were issued in connection with our joint venture activities and other property sales, are primarily purchase money mortgages. Such loans are generally collateralized by buildings and, in some cases, land. We continually evaluate the ultimate collectibility of such loans and establish appropriate reserves. Our valuation approach is similar to that utilized under SFAS No. 121, except that future cash flows are discounted at the receivable interest rates. Our agreements to manage all aspects of the joint venture properties have played a significant role in enabling us to control potential collectibility issues related to these receivables. The reserve for possible uncollectible receivables was increased by charges against income of $2 million in 1996, $18 million in 1995 and $29 million in 1994, principally related to loans on selected properties with operating income at levels which may not fully meet debt service requirements. The 1995 charge included $10 million from the initial application of SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which established new criteria for measuring impairment of a loan. The reserve was reduced by write-downs aggregating $4 million in both 1996 and 1995 and $10 million in 1994 related to specific loans that are uncollectible. Management believes the reserve of $86 million at December 31, 1996 adequately reflects the current condition of the portfolio. However, if conditions in the real estate market do not improve, additional reserves may be required.

     In accordance with SFAS No. 107, Disclosures About Fair Value of Financial Instruments, the fair value of loans receivable is estimated individually as the value of the discounted cash flows of the loan, subject to the estimated fair value of the underlying collateral. The fair value of the loans represents a point-in-time estimate that is not relevant in predicting future earnings or cash flows related to such loans. At December 31, 1996, the aggregate fair value of the loans was $487 million and the carrying value was $502 million.

     The write-downs related to the real estate assets we plan to dispose of in the near term are based on the estimated fair value of these assets, which reflects the amounts we expect to realize from the sales. The recoverability of the carrying value of the remaining real estate assets is assessed based on our ability to fully recover costs through a future revenue stream. The process by which SFAS No. 121 is applied and necessary write-downs are calculated assumes that these properties will be developed and disposed of over a period of time. The assumptions reflect a continued improvement in demand for office space, an increase in rental rates and the ability and intent to obtain financing in order to hold and develop the remaining properties and protect our interests over the long term. Management believes that the carrying values of both the assets to be disposed of and the remaining assets are recoverable. However, if the assumptions related to these assets are modified in the future, it is possible that additional losses may be recognized.

     Real estate activities have been funded with short-term credit instruments, primarily commercial paper, and debt issued by Chubb Capital Corporation as well as term loans and mortgages. The weighted average interest cost on short-term credit instruments approximated 5 1/2% in 1996 compared with 6% in 1995 and 4 1/2% in 1994. In 1996, the range of interest rates for term loans was 7% to 9 1/2% and for mortgages the range was 5% to 12%.

     It is expected that funds received from any real estate asset sales will be used substantially to reduce debt currently supporting the real estate business. Cash from operations combined with the ability to utilize the Corporation's borrowing facilities would provide sufficient funds to repay any debt due in 1997 not otherwise repaid.

CORPORATE

     Investment income earned on corporate invested assets and interest and other expenses not allocable to the operating subsidiaries are reflected in the corporate segment. Corporate income after taxes was $20 million in 1996, $15 million in 1995 and $8 million in 1994.

INVESTMENT GAINS AND LOSSES

     Net investment gains (losses) realized by the Corporation and its property and casualty insurance subsidiaries were as follows:

                                                                  1996    1995    1994
                                                                  ----    ----    ----
                                                                     (IN MILLIONS)
        Equity securities.......................................  $69     $ 89    $118
        Fixed maturities........................................   11       20     (64)
                                                                  ----    ----    ----
        Realized investment gains before tax....................  $80      109    $ 54
                                                                  ====    ====    ====
        Realized investment gains after tax.....................  $52     $ 71    $ 35
                                                                  ====    ====    ====

     Sales of equity securities in each of the last three years resulted in realized investment gains due primarily to the significant appreciation in the United States equity markets. In 1995 and 1994, sales of equity securities were in part the result of the redistribution of invested assets from equity securities to fixed maturities. A primary reason for the sale of fixed maturities in each of the last three years has been to improve our after-tax portfolio return without sacrificing quality where market opportunities have existed to do so.

     Fixed maturities which the Corporation and its insurance subsidiaries have the ability and intent to hold to maturity are classified as held-to-maturity. The remaining fixed maturities, which may be sold prior to maturity to support our investment strategies, such as in response to changes in interest rates and the yield curve or to maximize after-tax returns, are classified as available-for-sale. Fixed maturities classified as held-to-maturity are carried at amortized cost while fixed maturities classified as available-for-sale are carried at market value. At December 31, 1996, 22% of the fixed maturity portfolio of our continuing operations was classified as held-to-maturity compared with 30% at December 31, 1995 and 36% at December 31, 1994.

     The unrealized appreciation or depreciation of investments carried at market value, which includes equity securities and fixed maturities classified as available-for-sale, is reflected in a separate component of shareholders' equity, net of applicable deferred income tax.

     The unrealized market appreciation before tax of those fixed maturities of the Corporation and its property and casualty insurance companies carried at amortized cost was $130 million, $178 million and $28 million at December 31, 1996, 1995 and 1994, respectively. Such unrealized appreciation was not reflected in the consolidated financial statements.

     Changes in unrealized market appreciation or depreciation of fixed maturities were due to fluctuations in interest rates.

DISCONTINUED OPERATIONS -- LIFE AND HEALTH INSURANCE

     The Corporation entered into a definitive agreement, dated February 23, 1997, to sell Chubb Life Insurance Company of America to Jefferson-Pilot Corporation for $875 million in cash, subject to various closing adjustments and other customary conditions. The sale is subject to regulatory approvals and is expected to be completed by the end of the second quarter of 1997.

     The estimated loss on the sale of the life and health insurance operations is $22 million, consisting of a loss before tax of $5 million and a tax of $17 million on the sale. The tax on the sale is due to the tax carrying value of these operations being lower than their carrying value for financial statement purposes. The purchase price will not be adjusted to reflect results of operations subsequent to December 31, 1996. Therefore, it is expected that the discontinued life and health insurance operations will not affect the Corporation's net income in the future.

     The results of the life and health insurance operations for the three years ended December 31, 1996 were as follows:

                                                                 1996    1995    1994
                                                                 ----    ----    -----
                                                                     (IN MILLIONS)
        Premiums and policy charges............................  $562    $623    $ 836
        Investment income......................................   242     233      209
                                                                 ----    ----    -----
             Total revenues....................................   804     856    1,045
                                                                 ----    ----    -----
        Benefits...............................................   492     549      752
        Operating costs and expenses...........................   251     266      274
                                                                 ----    ----    -----
             Income before income tax..........................    61      41       19
        Federal income tax.....................................    20      13        5
                                                                 ----    ----    -----
             Income before realized investment gains...........    41      28       14
        Realized investment gains, net of tax..................     8      14        6
                                                                 ----    ----    -----
             Income from operations............................    49      42       20
        Loss on disposal.......................................   (22)     --       --
                                                                 ----    ----    -----
             Income from discontinued operations...............  $ 27    $ 42    $  20
                                                                 ====    ====    =====

     Earnings from personal insurance were $42 million in 1996 compared with $37 million in 1995 and $33 million in 1994. The earnings increase in 1996 was primarily due to lower expense levels. Earnings in 1995 benefited from favorable mortality. Premiums and policy charges amounted to $338 million in 1996 compared with $311 million in 1995 and $272 million in 1994. New sales of personal insurance as measured by annualized premiums were $104 million in 1996 compared with $112 million in 1995 and $97 million in 1994.

     Group insurance operations resulted in losses of $1 million in 1996, $9 million in 1995 and $19 million in 1994. Premiums were $224 million in 1996 compared with $312 million in 1995 and $564 million in 1994.

     Gross investment income increased 4% in 1996 compared with 12% in 1995. Growth was primarily due to an increase in invested assets, tempered in 1996 by lower yields on new investments. New cash available for investment amounted to $265 million in 1996 compared with $225 million in 1995 and $140 million in 1994. The new cash was primarily due to increases in deposits credited to policyholder funds.

     In 1996, we reduced the portfolio of mortgage-backed securities by approximately $100 million. Proceeds from the sale of these securities and new cash were invested primarily in corporate bonds. In 1995, new cash was invested primarily in mortgage-backed securities and, to a lesser extent, corporate bonds and U.S. Treasury securities. In 1994, new cash was invested primarily in mortgage-backed securities.

     The life and health subsidiaries held fixed maturity securities with a carrying value of $2.9 billion and $2.7 billion at December 31, 1996 and 1995, respectively. Corporate bonds comprised 48% and 39% of the portfolio at year-end 1996 and 1995, respectively, and mortgage-backed securities comprised 38% and 47% of the portfolio at year-end 1996 and 1995, respectively. Approximately 90% of the mortgage-backed securities holdings at December 31, 1996 and 1995 related to residential mortgages consisting of government agency pass-through securities, government agency collateralized mortgage obligations (CMOs) and AAA rated non-agency CMOs backed by government agency collateral or single family home mortgages. The majority of the CMOs are actively traded in liquid markets and market value information is readily available from broker-dealers. The notion of impairment associated with default in paying principal is less applicable to residential CMOs. Other risks, most notably prepayment and extension risks, are monitored regularly. Changes in prepayment patterns can either lengthen or shorten the expected timing of the principal repayments and thus the average life and the effective yield of the security. We invest primarily in those classes of residential CMO instruments that are subject to less prepayment and extension risk and are therefore less volatile than other CMO instruments.

     Net investment gains realized by the life and health insurance operations were as follows:

                                                                   1996    1995    1994
                                                                   ----    ----    ----
                                                                   (IN MILLIONS)
        Equity securities.......................................   $ 5     $11     $ 7
        Fixed maturities........................................     7      11       2
                                                                   ----    ----    ----
        Realized investment gains before tax....................   $12     $22     $ 9
                                                                   ====    ====    ====
        Realized investment gains after tax.....................   $ 8     $14     $ 6
                                                                   ====    ====    ====

CAPITAL RESOURCES

     On March 1, 1996, the Board of Directors approved an increase in the number of authorized shares of common stock of the Corporation from 300 million shares to 600 million shares. At the same time, the Board of Directors approved a two-for-one stock split payable to shareholders of record as of April 19, 1996.

     The Corporation filed a shelf registration statement which the Securities and Exchange Commission declared effective in June 1995, under which up to $400 million of various types of securities may be issued by the Corporation or Chubb Capital. No securities have been issued under this registration.

     In February 1994, the Board of Directors authorized the repurchase of up to 10,000,000 shares of common stock. During 1994, the Corporation repurchased approximately 2,000,000 shares in open-market transactions at a cost of $72 million. During 1996, the Corporation repurchased an additional 1,700,000 shares at a cost of $83 million. In March 1997, the Board of Directors replaced the 1994 program with a new share repurchase program, which authorizes the repurchase of up to 17,500,000 shares of common stock. It is expected that the Corporation will use a substantial portion of the proceeds from the sale of the life and health insurance operations to repurchase shares.

     The Corporation has outstanding $90 million of unsecured 8 3/4% notes due in 1999. In 1997 and 1998, the Corporation will pay as a mandatory sinking fund an amount sufficient to redeem $30 million of principal.

     Chubb Capital has outstanding in the Eurodollar market $229 million of 6% exchangeable subordinated notes due in 1998. The notes are guaranteed by the Corporation and exchangeable into its common stock. The proceeds have been used to support our real estate operations. During 1996, the holders of $21 million of exchangeable notes elected the available option to exchange such notes into shares of common stock of the Corporation, resulting in the issuance of 480,464 shares of common stock.

     Chubb Capital has outstanding $150 million of 6% notes due in 1998 and $100 million of 6 7/8% notes due in 2003. The notes are unsecured and are guaranteed by the Corporation. A substantial portion of the proceeds have been used to support our real estate operations.

     The Corporation has a revolving credit agreement with a group of banks that provides for unsecured borrowings of up to $300 million. There have been no borrowings under this agreement. The agreement terminates on July 15, 1997 at which time any loans then outstanding become payable. Management anticipates that a similar credit agreement will replace this agreement. The Corporation had additional unused lines of credit of approximately $140 million at December 31, 1996.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated financial statements of the Corporation at December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996 and the Report of Independent Auditors thereon and the Corporation's unaudited quarterly financial data for the two-year period ended December 31, 1996 are incorporated by reference from the Corporation's 1996 Annual Report to Shareholders, pages 42 through 66.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the Corporation's Directors is incorporated by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders on April 22, 1997, pages 2, 3 and 4. Information regarding the executive officers is included in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders on April 22, 1997, pages 8 through 21 other than the Performance Graph and the Organization and Compensation Committee Report appearing on pages 14 through 18.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders on April 22, 1997, pages 5 through 7.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders on April 22, 1997, pages 21 through 23.

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

     (b) REPORTS ON FORM 8-K

          The Registrant filed a current report on Form 8-K dated October 29, 1996 with respect to the announcement on October 29, 1996 that the Registrant (1) retained Goldman, Sachs & Co. to assist it in the process of evaluating its strategic alternatives with respect to the Registrant's life insurance companies and (2) was considering its strategic alternatives with respect to its real estate subsidiary, Bellemead Development Corporation.

          The Registrant filed a current report on Form 8-K dated February 6, 1997 with respect to the announcement on February 6, 1997 of its preliminary financial results for the quarter and year ended December 31, 1996.

          The Registrant filed a current report on Form 8-K dated February 24, 1997 with respect to the announcement on February 24, 1997 that the Registrant signed a definitive purchase agreement under which the Registrant will sell Chubb Life Insurance Company of America to Jefferson-Pilot Corporation for $875 million in cash.

          The Registrant filed a current report on Form 8-K dated March 7, 1997 with respect to the announcement on March 7, 1997 that (1) the Board of Directors of the Registrant declared a regular quarterly dividend in the amount of $.29 per share, (2) the Board of Directors of the Registrant approved a new share repurchase program and (3) the Registrant was restating its preliminary 1996 financial results to reflect the classification of its life insurance business as a discontinued operation and to recognize a charge related to the write-down of certain real estate assets.

     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 2-90826 (filed May 1, 1984), 33-29185 (filed June 7, 1989), 33-30020 (filed
July 18, 1989), 33-49230 (filed July 2, 1992), 33-49232 (filed July 2, 1992),
333-09273 (filed July 31, 1996) and 333-09275 (filed July 31, 1996):

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

                                          THE CHUBB CORPORATION
                                            (REGISTRANT)
March 7, 1997

                                               By     /s/ DEAN R. O'HARE
                                              ----------------------------------
                                                (DEAN R. O'HARE, CHAIRMAN AND
                                                   CHIEF EXECUTIVE OFFICER)

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

                SIGNATURE                                 TITLE                      DATE

            /s/ DEAN R. O'HARE                Chairman, Chief                     March 7, 1997
------------------------------------------      Executive Officer and
             (DEAN R. O'HARE)                   Director


             /s/ JOHN C. BECK                 Director                            March 7, 1997
------------------------------------------
              (JOHN C. BECK)

                                              Director                            March 7, 1997
------------------------------------------
            (SHEILA P. BURKE)

          /s/ JAMES I. CASH, JR.              Director                            March 7, 1997
------------------------------------------
           (JAMES I. CASH, JR.)

           /s/ PERCY CHUBB, III               Director                            March 7, 1997
------------------------------------------
            (PERCY CHUBB, III)

            /s/ JOEL J. COHEN                 Director                            March 7, 1997
------------------------------------------
             (JOEL J. COHEN)

            /s/ DAVID H. HOAG                 Director                            March 7, 1997
------------------------------------------
             (DAVID H. HOAG)

          /s/ ROBERT V. LINDSAY               Director                            March 7, 1997
------------------------------------------
           (ROBERT V. LINDSAY)

                SIGNATURE                                 TITLE                      DATE

                                              Director                            March 7, 1997
------------------------------------------
           (THOMAS C. MACAVOY)

        /s/ GERTRUDE G. MICHELSON             Director                            March 7, 1997
------------------------------------------
         (GERTRUDE G. MICHELSON)

           /s/ WARREN B. RUDMAN               Director                            March 7, 1997
------------------------------------------
            (WARREN B. RUDMAN)

           /s/ DAVID G. SCHOLEY               Director                            March 7, 1997
------------------------------------------
            (DAVID G. SCHOLEY)

          /s/ RAYMOND G.H. SEITZ              Director                            March 7, 1997
------------------------------------------
           (RAYMOND G.H. SEITZ)

          /s/ LAWRENCE M. SMALL               Director                            March 7, 1997
------------------------------------------
           (LAWRENCE M. SMALL)

           /s/ RICHARD D. WOOD                Director                            March 7, 1997
------------------------------------------
            (RICHARD D. WOOD)

            /s/ DAVID B. KELSO                Executive Vice President and        March 7, 1997
------------------------------------------      Chief Financial Officer
             (DAVID B. KELSO)

           /s/ HENRY B. SCHRAM                Senior Vice President and           March 7, 1997
------------------------------------------      Chief Accounting Officer
            (HENRY B. SCHRAM)

                             THE CHUBB CORPORATION

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                   COVERED BY REPORT OF INDEPENDENT AUDITORS

                                  (ITEM 14(A))

                                                             ANNUAL REPORT TO
                                                             SHAREHOLDERS   FORM 10-K
                                                                 PAGE          PAGE
                                                             ------------  ------------
Report of Independent Auditors                                    65            --
Consolidated Balance Sheets at December 31, 1996 and 1995         43            --
Consolidated Statements of Income for the Years Ended Decem-
  ber 31, 1996, 1995 and 1994                                     42            --
Consolidated Statements of Shareholders' Equity for the
  Years Ended December 31, 1996, 1995 and 1994                    44            --
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1996, 1995 and 1994                                45            --
Notes to Consolidated Financial Statements                        46            --
Supplementary Information (unaudited)
     Quarterly Financial Data                                     66            --
Schedules:
       I -- Consolidated Summary of Investments -- Other
              than Investments in Related Parties at
              December 31, 1996                                   --            38
      II -- Condensed Financial Information of Registrant at
              December 31, 1996 and 1995 and for the Years
              Ended December 31, 1996, 1995 and 1994              --            39
     III -- Consolidated Supplementary Insurance Information
              at and for the Years Ended December 31, 1996,
              1995 and 1994                                       --            42
      IV -- Consolidated Reinsurance for the Years
              Ended December 31, 1996, 1995 and 1994              --            43
      VI -- Consolidated Supplementary Property and Casualty
              Insurance Information for the Years Ended
              December 31, 1996, 1995 and 1994                    --            44

     All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

     The consolidated financial statements and supplementary information listed in the above index, which are included in the Annual Report to Shareholders of The Chubb Corporation for the year ended December 31, 1996, are hereby incorporated by reference.

                        CONSENT OF INDEPENDENT AUDITORS

     We consent to the incorporation by reference in this Annual Report (Form 10-K) of The Chubb Corporation of our report dated March 5, 1997 included in the 1996 Annual Report to Shareholders of The Chubb Corporation.

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

     We also consent to the incorporation by reference in the Registration Statements (Form S-3: No. 33-59111 and Form S-8: No. 2-90826, No. 33-29185, No.
33-30020, No. 33-49230, No. 33-49232, No. 333-09273 and No. 333-09275) of our
report dated March 5, 1997, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedules included in this Annual Report (Form 10-K) of The Chubb Corporation.

                                            /s/  ERNST & YOUNG LLP
New York, New York

March 26, 1997

                             THE CHUBB CORPORATION

                                   SCHEDULE I

CONSOLIDATED SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENTS IN RELATED PARTIES

                                 (IN THOUSANDS)

                               DECEMBER 31, 1996

                                                                                    AMOUNT
                                                                                   AT WHICH
                                                   COST OR                         SHOWN IN
                                                  AMORTIZED         MARKET            THE
              TYPE OF INVESTMENT                     COST           VALUE        BALANCE SHEET
              ------------------                  ---------       ---------      -------------
Short term investments.........................   $  275,909      $  275,909      $   275,909
                                                  ----------      ----------     -------------
Fixed maturities
  Bonds
     United States Government and government
       agencies and authorities................    2,176,366       2,176,122        2,174,095
     States, municipalities and political
       subdivisions............................    6,806,811       7,142,001        7,014,267
     Foreign...................................    1,169,238       1,216,450        1,216,450
     Public utilities..........................       50,119          51,671           51,671
     All other corporate bonds.................      679,910         687,215          687,215
                                                  ----------      ----------     -------------
               Total bonds.....................   10,882,444      11,273,459       11,143,698
  Redeemable preferred stocks..................       15,000          15,150           15,150
                                                  ----------      ----------     -------------
               Total fixed maturities..........   10,897,444      11,288,609       11,158,848
                                                  ----------      ----------     -------------
Equity securities
  Common stocks
     Banks, trusts and insurance companies.....       11,697          19,912           19,912
     Industrial, miscellaneous and other.......      432,979         528,774          528,774
                                                  ----------      ----------     -------------
               Total common stocks.............      444,676         548,686          548,686
  Non-redeemable preferred stocks..............       95,846          97,617           97,617
                                                  ----------      ----------     -------------
               Total equity securities.........      540,522         646,303          646,303
                                                  ----------      ----------     -------------
               Total invested assets...........  $11,713,875     $12,210,821      $12,081,060
                                                  ==========      ==========     =============

                             THE CHUBB CORPORATION

                                  SCHEDULE II

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                     BALANCE SHEETS -- PARENT COMPANY ONLY

                                 (IN THOUSANDS)

                                  DECEMBER 31

                                                                      1996             1995
                                                                   ----------       ----------
Assets
  Invested Assets
     Short Term Investments.....................................   $    9,703       $   62,727
     Taxable Fixed Maturities -- Available-for-Sale
       (cost $792,919 and $207,053).............................      786,837          216,048
     Equity Securities (cost $52,036 and $48,640)...............       86,857           75,837
                                                                   ----------       ----------
          TOTAL INVESTED ASSETS.................................      883,397          354,612
  Cash..........................................................            6               59
  Investment in Consolidated Subsidiaries
     Continuing Operations......................................    3,714,685        4,125,343
     Discontinued Operations....................................      843,408          844,645
  Other Assets..................................................      212,565          145,264
                                                                   ----------       ----------
          TOTAL ASSETS..........................................   $5,654,061       $5,469,923
                                                                    =========        =========
Liabilities
  Dividend Payable to Shareholders..............................   $   47,210       $   42,741
  Long Term Debt................................................       90,000          120,000
  Accrued Expenses and Other Liabilities........................       53,977           44,453
                                                                   ----------       ----------
          TOTAL LIABILITIES.....................................      191,187          207,194
                                                                   ----------       ----------
Shareholders' Equity
  Preferred Stock -- Authorized 4,000,000 Shares;
     $1 Par Value; Issued -- None...............................           --               --
  Common Stock -- Authorized 600,000,000 Shares;
     $1 Par Value; Issued 176,084,173 and 87,819,355 Shares.....      176,084           87,819
  Paid-In Surplus...............................................      695,762          778,239
  Retained Earnings.............................................    4,530,512        4,206,517
  Foreign Currency Translation Losses, Net of Income Tax........      (15,678)          (3,433)
  Unrealized Appreciation of Investments, Net...................      238,669          345,894
  Receivable from Employee Stock Ownership Plan.................     (106,261)        (114,998)
  Treasury Stock, at Cost -- 1,223,182 and 518,468 Shares.......      (56,214)         (37,309)
                                                                   ----------       ----------
          TOTAL SHAREHOLDERS' EQUITY............................    5,462,874        5,262,729
                                                                   ----------       ----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............   $5,654,061       $5,469,923
                                                                    =========        =========

     The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Corporation's 1996 Annual Report to Shareholders.

                             THE CHUBB CORPORATION

                                  SCHEDULE II

                                  (CONTINUED)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                  STATEMENTS OF INCOME -- PARENT COMPANY ONLY

                                 (IN THOUSANDS)

                            YEARS ENDED DECEMBER 31

                                                           1996           1995           1994
                                                         --------       --------       --------
Investment Income......................................  $ 41,464       $ 19,982       $ 25,031

Realized Investment Gains (Losses).....................    12,799           (505)       (13,145)

Investment Expenses....................................    (2,110)        (1,132)        (1,307)

Corporate Expenses.....................................   (33,384)       (33,355)       (34,850)
                                                         --------       --------       --------
                                                           18,769        (15,010)       (24,271)

Federal and Foreign Income Tax (Credit)................       (28)         2,639         (4,578)
                                                         --------       --------       --------
                                                           18,797        (17,649)       (19,693)

Equity in Income from Continuing Operations of Consoli-
  dated Subsidiaries...................................   467,396        672,061        527,611
                                                         --------       --------       --------
     INCOME FROM CONTINUING OPERATIONS.................   486,193        654,412        507,918

Equity in Income from Discontinued Operations..........    26,491         42,216         20,551
                                                         --------       --------       --------
     NET INCOME........................................  $512,684       $696,628       $528,469
                                                         ========       ========       ========

     The Corporation and its domestic subsidiaries file a consolidated federal income tax return. The Corporation's federal income tax represents its share of the consolidated federal income tax under the Corporation's tax allocation agreements with its subsidiaries.

     The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Corporation's 1996 Annual Report to Shareholders.

                             THE CHUBB CORPORATION

                                  SCHEDULE II

                                  (CONTINUED)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                STATEMENTS OF CASH FLOWS -- PARENT COMPANY ONLY

                                 (IN THOUSANDS)

                            YEARS ENDED DECEMBER 31

                                                           1996          1995          1994
                                                         ---------     ---------     ---------
Cash Flows from Operating Activities
  Net Income...........................................  $ 512,684     $ 696,628     $ 528,469
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities
     Equity in Income of Continuing Operations of
       Consolidated Subsidiaries.......................   (467,396)     (672,061)     (527,611)
     Equity in Income from Discontinued Operations.....    (26,491)      (42,216)      (20,551)
     Realized Investment (Gains) Losses................    (12,799)          505        13,145
     Other, Net........................................    (12,734)        5,024        16,886
                                                         ---------     ---------     ---------
       NET CASH PROVIDED BY (USED IN)
          OPERATING ACTIVITIES.........................     (6,736)      (12,120)       10,338
                                                         ---------     ---------     ---------
Cash Flows from Investing Activities
  Proceeds from Sales of Fixed Maturities..............    237,675       110,234       234,132
  Proceeds from Maturities of Fixed Maturities.........    104,928        13,369        21,632
  Proceeds from Sales of Equity Securities.............     17,269         2,479         5,333
  Purchases of Fixed Maturities........................   (397,959)      (39,585)     (218,380)
  Purchases of Equity Securities.......................    (16,078)       (8,683)      (26,004)
  Decrease (Increase) in Short Term Investments, Net...     53,024        (1,297)        1,375
  Dividends Received from Consolidated Subsidiaries....    275,202       244,008       244,008
  Capital Contributions to Consolidated Subsidiaries...         --       (24,000)      (40,000)
  Other, Net...........................................    (23,379)      (40,123)       (9,353)
                                                         ---------     ---------     ---------
       NET CASH PROVIDED BY
          INVESTING ACTIVITIES.........................    250,682       256,402       212,743
                                                         ---------     ---------     ---------
Cash Flows from Financing Activities
  Decrease in Payable to Chubb Capital Corporation.....         --       (74,340)       (2,950)
  Repayment of Long Term Debt..........................    (30,000)      (30,000)           --
  Dividends Paid to Shareholders.......................   (184,220)     (167,959)     (158,735)
  Repurchase of Shares.................................    (82,528)           --       (72,052)
  Other, Net...........................................     52,749        27,944        10,608
                                                         ---------     ---------     ---------
       NET CASH USED IN
          FINANCING ACTIVITIES.........................   (243,999)     (244,355)     (223,129)
                                                         ---------     ---------     ---------
Net Decrease in Cash...................................        (53)          (73)          (48)
Cash at Beginning of Year..............................         59           132           180
                                                         ---------     ---------     ---------
       CASH AT END OF YEAR.............................  $       6     $      59     $     132
                                                         =========     =========     =========

     In 1996, $520,270,000 of fixed maturity securities were received as a dividend from a consolidated investment company subsidiary of the Corporation. This noncash transaction has been excluded from the statements of cash flows.

     The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Corporation's 1996 Annual Report to Shareholders.

                             THE CHUBB CORPORATION

                                  SCHEDULE III

                CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION

                                 (IN THOUSANDS)

                                                                       DECEMBER 31                  YEAR ENDED DECEMBER 31
                                                           ------------------------------------    ------------------------
                                                           DEFERRED
                                                            POLICY                                                  NET
                                                           ACQUISITION   UNPAID       UNEARNED      PREMIUMS     INVESTMENT
                        SEGMENT                             COSTS        CLAIMS       PREMIUMS       EARNED        INCOME
--------------------------------------------------------   --------    ----------    ----------    ----------    ----------
1996
  Property and Casualty Insurance
    Personal............................................   $146,096    $  688,483    $  591,875    $  969,710
    Commercial..........................................    425,230     8,652,843     1,926,845     3,315,526
    Reinsurance Assumed.................................     29,872       182,383        98,783       284,020
    Investments.........................................                                                          $ 646,056*
                                                           --------    ----------    ----------    ----------    ----------
                                                           $601,198    $9,523,709    $2,617,503    $4,569,256     $ 646,056
                                                           ========     =========     =========     =========      ========
1995
  Property and Casualty Insurance
    Personal............................................   $131,542    $  691,991    $  548,094    $  847,474
    Commercial..........................................    367,146     8,498,498     1,842,332     2,952,751
    Reinsurance Assumed.................................     59,988       397,652       180,256       346,937
    Investments.........................................                                                          $ 602,987*
                                                           --------    ----------    ----------    ----------    ----------
                                                           $558,676    $9,588,141    $2,570,682    $4,147,162     $ 602,987
                                                           ========     =========     =========     =========      ========
1994
  Property and Casualty Insurance
    Personal............................................   $133,021    $  704,233    $  519,298    $  826,068
    Commercial..........................................    346,118     7,876,836     1,704,512     2,677,914
    Reinsurance Assumed.................................     50,314       332,151       158,735       272,301
    Investments.........................................                                                          $ 560,481*
                                                           --------    ----------    ----------    ----------    ----------
                                                           $529,453    $8,913,220    $2,382,545    $3,776,283     $ 560,481
                                                           ========     =========     =========     =========      ========

                                                                       YEAR ENDED DECEMBER 31
                                                           ------------------------------------------------
                                                                        AMORTIZATION
                                                                            OF          OTHER
                                                                         DEFERRED     INSURANCE
                                                                          POLICY      OPERATING
                                                          INSURANCE     ACQUISITION   COSTS AND      PREMIUMS
                        SEGMENT                             CLAIMS        COSTS        EXPENSES      WRITTEN
--------------------------------------------------------  ----------    ----------    ----------    ----------
1996
  Property and Casualty Insurance
    Personal............................................  $  570,465    $  273,470     $  58,531    $1,039,134
    Commercial..........................................   2,252,564       849,464       231,660     3,532,072
    Reinsurance Assumed.................................     187,726       115,034                     202,547
    Investments.........................................
                                                          ----------    ----------    ----------    ----------
                                                          $3,010,755    $1,237,968     $ 290,191    $4,773,753
                                                           =========     =========      ========     =========
1995
  Property and Casualty Insurance
    Personal............................................  $  442,462    $  254,020     $  53,691    $  866,782
    Commercial..........................................   2,000,774       750,541       208,393     3,070,752
    Reinsurance Assumed.................................     226,745       116,382                     368,458
    Investments.........................................
                                                          ----------    ----------    ----------    ----------
                                                          $2,669,981    $1,120,943     $ 262,084    $4,305,992
                                                           =========     =========      ========     =========
1994
  Property and Casualty Insurance
    Personal............................................  $  527,856    $  256,604     $  44,855    $  828,803
    Commercial..........................................   1,806,464       695,861       179,135     2,807,185
    Reinsurance Assumed.................................     185,039        88,780                     315,221
    Investments.........................................
                                                          ----------    ----------    ----------    ----------
                                                          $2,519,359    $1,041,245     $ 223,990    $3,951,209
                                                           =========     =========      ========     =========

---------------

 * Property and casualty assets are available for payment of claims and expenses for all classes of business; therefore, such assets and the related investment income have not been identified with specific groupings of classes of business.

   The Consolidated Supplementary Insurance Information amounts for 1995 and 1994 include certain reclassifications to conform with the 1996 presentation, which more closely reflects the way the property and casualty business is now managed. The total amounts are not affected.

                             THE CHUBB CORPORATION

                                  SCHEDULE IV

                            CONSOLIDATED REINSURANCE

                                 (IN THOUSANDS)

                            YEARS ENDED DECEMBER 31

                                             PROPERTY AND CASUALTY INSURANCE PREMIUMS
                                                              EARNED
                                          ---------------------------------------------- PERCENTAGE OF
                                                        CEDED      ASSUMED                  AMOUNT
                                           DIRECT      TO OTHER   FROM OTHER      NET       ASSUMED
                                           AMOUNT     COMPANIES   COMPANIES     AMOUNT      TO NET
                                          ---------   ----------  ----------   --------- -------------
1996....................................  $5,023,489  $  987,235   $533,002    $4,569,256      11.7%
                                          ==========  ==========   ========    ==========
1995....................................  $4,754,423  $1,319,341   $712,080    $4,147,162      17.2
                                          ==========  ==========   ========    ==========
1994....................................  $4,415,080  $1,280,412   $641,615    $3,776,283      17.0
                                          ==========  ==========   ========    ==========

                             THE CHUBB CORPORATION

                                  SCHEDULE VI

     CONSOLIDATED SUPPLEMENTARY PROPERTY AND CASUALTY INSURANCE INFORMATION

                                 (IN THOUSANDS)

                            YEARS ENDED DECEMBER 31

                                                       CLAIMS AND CLAIM
                                                          ADJUSTMENT                 PAID
                                                      EXPENSES INCURRED             CLAIMS
                                                          RELATED TO                  AND
                                                   ------------------------          CLAIM
                                                    CURRENT         PRIOR          ADJUSTMENT
                                                     YEAR           YEARS          EXPENSES
                                                   ---------       --------        ---------
1996.............................................  $3,053,600      $(42,845)       $2,869,406
                                                   ==========      =========       ==========
1995.............................................  $2,705,800      $(35,819)       $1,988,386
                                                   ==========      =========       ==========
1994.............................................  $2,549,100      $(29,741)       $2,036,525
                                                   ==========      =========       ==========

                             THE CHUBB CORPORATION

                                    EXHIBITS

                                  (ITEM 14(A))

                                                    DESCRIPTION
         (2)       -- Stock Purchase Agreement dated as of February 23, 1997 between
                        Jefferson-Pilot Corporation and the registrant, filed herewith.
                        (Confidential treatment requested with respect to certain portions thereof. Exhibits and schedules included in the Stock Purchase
                        Agreement have been omitted and will be provided to the Securities and
                        Exchange Commission upon request.)
         (3)       -- Articles of Incorporation and By-Laws
                      Restated Certificate of Incorporation. Incorporated by reference to
                        Exhibit (3) of the registrant's Report to the Securities and Exchange
                        Commission on Form 10-Q for the six months ended June 30, 1996.
                      By-Laws. Incorporated by reference to Exhibit (3) of the registrant's
                        Report to the Securities and Exchange Commission on Form 10-K for the
                        year ended December 31, 1994.
         (4)       -- The registrant is not filing any instruments evidencing any indebtedness since the total amount of securities authorized under any single instrument does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange
                        Commission upon request.
        (10)       -- Material contracts
                      Global Settlement Agreement among Fibreboard Corporation, Continental
                        Casualty Company, CNA Casualty Company of California, Columbia
                        Casualty Company, Pacific Indemnity Company, and the Settlement Class
                        and together with Exhibits A through D incorporated by reference to
                        Exhibit (10) of the registrant's Report to the Securities and Exchange
                        Commission on Form 10-K for the year ended December 31, 1993.
                      Settlement Agreement with Fibreboard Corporation, Continental Casualty
                        Company, CNA Casualty Company of California and Columbia Casualty
                        Company incorporated by reference to Exhibit (10) of the registrant's
                        Report to the Securities and Exchange Commission on Form 10-Q for the
                        nine months ended September 30, 1993.
                      Continental-Pacific Agreement with Continental Casualty Company incorpo-
                        rated by reference to Exhibit (10) of the registrant's Report to the
                        Securities and Exchange Commission on Form 10-Q for the nine months ended September 30, 1993.
                      Amendment to the Continental-Pacific Agreement with Continental Casualty
                        Company incorporated by reference to Exhibit (10) of the registrant's
                        Report to the Securities and Exchange Commission on Form 10-K for the
                        year ended December 31, 1994.
                      Executive Compensation Plans and Arrangements.
                        The Chubb Corporation Annual Incentive Compensation Plan (1996) incor-
                           porated by reference to Exhibit A of the registrant's definitive proxy statement for the Annual Meeting of Shareholders held on
                           April 23, 1996.
                        The Chubb Corporation Long-Term Stock Incentive Plan (1996), as
                           amended, incorporated by reference to Exhibit (10) of the
                           registrant's Report to the Securities and Exchange Commission on
                           Form 10-Q for the six months ended June 30, 1996.
                        The Chubb Corporation Stock Option Plan for Non-Employee Directors
                           (1996) incorporated by reference to Exhibit C of the registrant's definitive proxy statement for the Annual Meeting of Shareholders held on April 23, 1996.

                                                    DESCRIPTION
                        The Chubb Corporation Long-Term Stock Incentive Plan (1992)
                           incorporated by reference to Exhibit (10) of the registrant's
                           Report to the Securities and Exchange Commission on Form 10-K for
                           the year ended December 31, 1992.
                        The Chubb Corporation Stock Option Plan (1984) incorporated by reference to Exhibit (10) of the registrant's Report to the
                           Securities and Exchange Commission on Form 10-K for the year ended
                           December 31, 1994.
                        The Chubb Corporation Stock Option Plan for Non-Employee Directors
                           (1992) incorporated by reference to Exhibit (10) of the
                           registrant's Report to the Securities and Exchange Commission on
                           Form 10-K for the year ended December 31, 1992.
                        The Chubb Corporation Deferred Compensation Plan for Directors
                           incorporated by reference to Exhibit (10) of the registrant's
                           Report to the Securities and Exchange Commission on Form 10-K for
                           the year ended December 31, 1995.
                        Executive Severance Agreements and their amendments incorporated by reference to Exhibit (10) of the registrant's Report to the
                           Securities and Exchange Commission on Form 10-K for the year ended
                           December 31, 1994.
                        Executive Severance Agreements incorporated by reference to Exhibit
                           (10) of the registrant's Report to the Securities and Exchange
                           Commission on Form 10-K for the year ended December 31, 1995.
                        Contract for consulting and advisory services with Percy Chubb III, a director of the registrant, filed herewith.
           (11)    -- Computation of earnings per share filed herewith.
           (13)    -- Pages 21, 22, and 40 through 67 of the 1996 Annual Report to
                        Shareholders.
           (21)    -- Subsidiaries of the registrant filed herewith.
           (23)    -- Consent of Independent Auditors (see page 37 of this report).
           (27)    -- Financial Data Schedule
