Form 10-Q
period 1997-03-31
CHUBB CORP
filed 1997-05-15
CIK 20171

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                Washington, D. C.

                                      20549

                                    FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the quarterly period ended       March 31, 1997
                                  -------------------
                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the transition period from                to
                               --------------   ------------------

Commission file number    1-8661
                        ----------


                              THE CHUBB CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          NEW JERSEY                                          13-2595722
-------------------------------                           -------------------
(State or other jurisdiction of                          (I. R. S. Employer
 incorporation or organization)                           Identification No.)


15 MOUNTAIN VIEW ROAD, WARREN, NEW JERSEY                     07061-1615
-----------------------------------------                     ----------
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


                   YES       X          NO
                        --------           ---------

        The number of shares of common stock outstanding as of April 30, 1997 was 170,488,714.

                              THE CHUBB CORPORATION
                                      INDEX



                                                                     Page Number
                                                                     -----------

Part I.   Financial Information:

  Item 1 - Financial Statements:

    Consolidated Balance Sheets as of
     March 31, 1997 and December 31, 1996.........................        1


    Consolidated Statements of Income for the
     Three Months Ended March 31, 1997 and 1996...................        2


    Consolidated Statements of Cash Flows for the
     Three Months Ended March 31, 1997 and 1996...................        3


    Notes to Consolidated Financial Statements....................        4


  Item  2 - Management's Discussion and Analysis
    of Financial Condition and Results of Operations..............        7


Part II.  Other Information:

  Item 6 - Exhibits and Reports on Form 8-K.......................       14

                              THE CHUBB CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                              Mar. 31,      Dec. 31,
                                                                1997          1996
                                                             ---------      ---------
                                                                  (in millions)
Assets

  Invested Assets
    Short Term Investments .............................     $   836.5      $   275.9
    Fixed Maturities
      Held-to-Maturity - Tax Exempt (market $2,501.9
       and $2,573.4) ...................................       2,398.1        2,443.6
      Available-for-Sale
       Tax Exempt (cost $4,681.2 and $4,415.1) .........       4,826.4        4,622.6
       Taxable (cost $3,643.8 and $4,038.7) ............       3,667.3        4,092.7
    Equity Securities (cost $570.2 and $540.5) .........         662.2          646.3
                                                             ---------      ---------

           TOTAL INVESTED ASSETS .......................      12,390.5       12,081.1
  Cash .................................................           8.3            4.7
  Accrued Investment Income ............................         176.5          195.3
  Premiums Receivable ..................................       1,014.7          984.9
  Reinsurance Recoverable on Unpaid Claims .............       1,335.7        1,767.8
  Prepaid Reinsurance Premiums .........................         122.1          326.7
  Funds Held for Asbestos-Related Settlement ...........         589.4          599.9
  Deferred Policy Acquisiton Costs .....................         633.2          601.2
  Real Estate Assets ...................................       1,616.4        1,604.0
  Deferred Income Tax ..................................         424.5          365.6
  Other Assets .........................................         570.6          564.3
  Net Assets of Discontinued Operations ................         841.4          843.4
                                                             ---------      ---------

           TOTAL ASSETS ................................     $19,723.3      $19,938.9
                                                             =========      =========

Liabilities

  Unpaid Claims ........................................     $ 9,528.3      $ 9,523.7
  Unearned Premiums ....................................       2,513.7        2,617.5
  Short Term Debt ......................................         210.0          189.5
  Long Term Debt .......................................       1,046.4        1,070.5
  Dividend Payable to Shareholders .....................          49.4           47.2
  Accrued Expenses and Other Liabilities ...............       1,146.8        1,027.6
                                                             ---------      ---------

           TOTAL LIABILITIES ...........................      14,494.6       14,476.0
                                                             ---------      ---------

Shareholders' Equity

  Common Stock - $1 Par Value; 176,079,424 and
   176,084,173 Shares ..................................         176.1          176.1
  Paid-In Surplus ......................................         685.3          695.7
  Retained Earnings ....................................       4,673.2        4,530.5
  Foreign Currency Translation Losses, Net of Income Tax         (13.0)         (15.6)
  Unrealized Appreciation of Investments, Net ..........         169.4          238.7
  Receivable from Employee Stock Ownership Plan ........        (106.3)        (106.3)
  Treasury Stock, at Cost - 6,171,495 and
   1,223,182 Shares ....................................        (356.0)         (56.2)
                                                             ---------      ---------

           TOTAL SHAREHOLDERS' EQUITY ..................       5,228.7        5,462.9
                                                             ---------      ---------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..     $19,723.3      $19,938.9
                                                             =========      =========


See Notes to Consolidated Financial Statements.

                             THE CHUBB CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                          THREE MONTHS ENDED MARCH 31


                                                               1997          1996
                                                          -----------     -----------
                                                                 (in millions)
Revenues
  Premiums Earned ...................................     $   1,321.0     $   1,121.5
  Investment Income .................................           186.8           174.6
  Real Estate .......................................            44.3           166.4
  Realized Investment Gains .........................            24.8            19.1
                                                          -----------     -----------

         Total Revenues .............................         1,576.9         1,481.6
                                                          -----------     -----------

Claims and Expenses
  Insurance Claims ..................................           839.9           767.9
  Amortization of Deferred Policy Acquisition Costs .           361.7           304.9
  Other Insurance Operating Costs and Expenses ......            78.5            66.6
  Real Estate Cost of Sales and Expenses ............            42.3           159.9
  Investment Expenses ...............................             3.3             4.6
  Corporate Expenses ................................             5.7             7.3
                                                          -----------     -----------

         Total Claims and Expenses ..................         1,331.4         1,311.2
                                                          -----------     -----------

Income from Continuing Operations Before Federal and
 Foreign Income Tax .................................           245.5           170.4
Federal and Foreign Income Tax ......................            53.4            30.0
                                                          -----------     -----------

Income from Continuing Operations ...................           192.1           140.4
Income from Discontinued Operations, Net of Tax .....               -            11.0
                                                          -----------     -----------

Net Income ..........................................     $     192.1     $     151.4
                                                          ===========     ===========

Average Common and Common Equivalent Shares
 Outstanding (In Thousands) .........................         178,822         180,456


PER SHARE DATA
--------------
Income from Continuing Operations ...................     $      1.09     $       .79
Income from Discontinued Operations .................               -             .06
                                                          -----------     -----------

Net Income ..........................................     $      1.09     $       .85
                                                          ===========     ===========

Dividends Declared ..................................     $       .29     $       .27



See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           THREE MONTHS ENDED MARCH 31


                                                           1997          1996
                                                         --------      --------
                                                              (in millions)

Cash Flows from Operating Activities
  Net Income .......................................     $  192.1      $  151.4
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities
    Increase in Unpaid Claims, Net .................        436.7         204.6
    Increase in Unearned Premiums, Net .............        100.8           6.3
    Decrease in Medical Malpractice Reinsurance
     Related Receivable ............................            -         191.2
    Increase in Deferred Policy Acquisition Costs ..        (32.0)         (2.0)
    Depreciation ...................................         16.8          14.2
    Realized Investment Gains ......................        (24.8)        (19.1)
    Other, Net .....................................         (3.4)          3.6
    Discontinued Operations, Net ...................            -         (18.5)
                                                         --------      --------

  Net Cash Provided by Operating Activities ........        686.2         531.7
                                                         --------      --------

Cash Flows from Investing Activities
  Proceeds from Sales of Fixed Maturities ..........      1,455.5       1,612.6
  Proceeds from Maturities of Fixed Maturities .....        236.7         224.4
  Proceeds from Sales of Equity Securities .........        122.3          75.1
  Purchases of Fixed Maturities ....................     (1,514.3)     (2,133.0)
  Purchases of Equity Securities ...................       (132.6)        (50.9)
  Increase in Short Term Investments, Net ..........       (560.6)       (194.1)
  Increase in Net Payable from Security Transactions
   Not Settled .....................................        103.5          12.1
  Other, Net .......................................        (31.6)        (21.7)
  Discontinued Operations, Net .....................          2.0         (48.1)
                                                         --------      --------

  Net Cash Used in Investing Activities ............       (319.1)       (523.6)
                                                         --------      --------

Cash Flows from Financing Activities
  Repayment of Long Term Debt ......................        (10.0)        (76.5)
  Increase in Short Term Debt, Net .................         20.5          56.0
  Dividends Paid to Shareholders ...................        (47.2)        (42.7)
  Repurchase of Shares .............................       (340.7)         (9.9)
  Other, Net .......................................         13.9           6.6
  Discontinued Operations, Net .....................            -          56.6
                                                         --------      --------

  Net Cash Used in Financing Activities ............       (363.5)         (9.9)
                                                         --------      --------

Net Increase (Decrease) in Cash ....................          3.6          (1.8)

Cash at Beginning of Year ..........................          4.7          11.9
                                                         --------      --------

  Cash at End of Period ............................     $    8.3      $   10.1
                                                         ========      ========



See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1)  General

               The amounts included in this report are unaudited but include those adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the 1996 Annual Report to Shareholders.

2)  Discontinued Operations

               The Corporation entered into a definitive agreement, dated February 23, 1997, to sell Chubb Life Insurance Company of America and its subsidiaries to Jefferson-Pilot Corporation for $875 million in cash. Accordingly, the life and health insurance subsidiaries have been classified as discontinued operations. The sale was completed on May 13, 1997.

               The assets and liabilities of the discontinued operations were as follows:

                                                 Mar. 31,     Dec. 31,
                                                   1997         1996
                                                 --------     --------
                                                     (in millions)
 Assets
   Invested assets
     Short term investments ................     $   30.0     $   48.3
     Fixed maturities
       Held-to-maturity ....................        375.4        381.2
       Available-for-sale ..................      2,517.2      2,498.3
     Equity securities .....................         24.7         30.7
     Policy and mortgage loans .............        229.8        226.8
                                                 --------     --------
                                                  3,177.1      3,185.3
   Accrued investment income ...............         51.2         52.5
   Deferred policy acquisition costs .......        714.1        679.1
   Other assets ............................        825.0        814.9
                                                 --------     --------

       Total assets ........................      4,767.4      4,731.8
                                                 --------     --------

 Liabilities
   Life and health policy liabilities ......      3,278.1      3,230.7
   Short term debt .........................         50.5         50.5
   Deferred income tax .....................         35.2         44.1
   Accrued expenses and other liabilities ..        562.2        563.1
                                                 --------     --------

       Total liabilities ...................      3,926.0      3,888.4
                                                 --------     --------

       Net assets of discontinued operations     $  841.4     $  843.4
                                                 ========     ========

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

               The net change in unrealized appreciation of investments carried at market value was as follows:

                                              Three Months Ended
                                                   March 31
                                              ------------------
                                               1997       1996
                                              ------      ------
                                                (in millions)

Continuing Operations
  Change in unrealized appreciation of
   equity securities ....................     $(13.8)     $  2.8
  Change in unrealized appreciation of
   fixed maturities .....................      (92.8)     (173.2)
                                              ------      ------
                                              (106.6)     (170.4)
  Deferred income tax credit ............      (37.3)      (59.7)
                                              ------      ------

  Change in unrealized appreciation .....      (69.3)     (110.7)
Discontinued operations, net ............          -       (20.4)
                                              ------      ------

Change in unrealized appreciation of
 investments, net .......................     $(69.3)    $(131.1)
                                              ======      ======


4)  Real Estate

               A prospective purchaser is continuing to perform due diligence in anticipation of executing a contract for the sale of substantially all of the Corporation's commercial real estate properties. In addition, the Corporation is continuing to explore the sale of its residential and retail properties.

5)  Reinsurance

               Effective January 1, 1997, the agreements pertaining to the exchange of reinsurance on a quota share basis with Royal & Sun Alliance Insurance Group plc were terminated. As a result, there were portfolio transfers of unpaid claims, unearned premiums, reinsurance recoverable on unpaid claims and prepaid reinsurance premiums. The effect of the portfolio transfers was to decrease unpaid claims and unearned premiums by $183.8 million and $93.6 million, respectively, and reinsurance recoverable on unpaid claims and prepaid reinsurance premiums by $470.0 million and $174.6 million, respectively.

6)  Exchangeable Subordinated Notes

               On April 14, 1997, Chubb Capital Corporation called for redemption on May 14, 1997 the remaining outstanding 6% Exchangeable Subordinated Notes due May 15, 1998. The redemption price is 101.7% of the principal amount plus accrued interest to the redemption date. Holders of the notes have the option to exchange each $1,000 of principal amount into 23.256 shares of common stock of The Chubb Corporation at any time prior to the redemption date. At March 31, 1997, Chubb Capital had outstanding $215,270,000 of the notes.

7)  Per Share Data

               Earnings per share amounts are based on the weighted average number of common and common equivalent shares outstanding. The 6% guaranteed exchangeable subordinated notes are considered to be common equivalent shares during the period they are outstanding. The computation assumes the addition to income of the after-tax interest expense applicable to such notes.

               In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, which establishes new standards for computing and presenting earnings per share. SFAS No. 128 requires presentation of basic and diluted earnings per share on the face of the statements of income. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior periods presented. Earlier adoption is not permitted. The adoption of SFAS No. 128 is not expected to have a significant effect on the Corporation's earnings per share.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 1997 AND 1996


PROPERTY AND CASUALTY INSURANCE

        Earnings from our property and casualty business were substantially higher in the first quarter of 1997 compared with the same period of 1996. The increase was due primarily to a significant improvement in underwriting results compared with the first quarter of 1996, which was adversely affected by substantially higher catastrophe losses. Investment income increased 8.1% in the first quarter of 1997 compared with 1996. Property and casualty income after taxes amounted to $169.9 million in the first quarter of 1997 compared with $120.3 million in 1996.

        Net premiums written were $1,421.8 million in the first quarter of 1997, an increase of 26.1% compared with the first quarter of 1996. A portion of the increase in premiums written in the first quarter of both 1996 and 1997 was due to changes to the agreements pertaining to the exchange of reinsurance on a quota share basis with the Sun Alliance Group plc. Effective January 1, 1996, these agreements were amended to reduce the portion of each company's business reinsured with the other. As a result of the 1996 merger of Sun Alliance with Royal Insurance Holdings plc, these agreements were terminated effective January 1, 1997. The Corporation's property and casualty subsidiaries now retain a greater portion of the business they write directly and no longer assume any reinsurance from Sun Alliance.

        Excluding the effects of the 1996 changes to the reinsurance agreements with Sun Alliance and the 1997 termination of such agreements, net premiums written increased by approximately 12% in the first quarter of 1997 compared with the same quarter in 1996. The marketplace continued to be competitive, particularly in the commercial classes. Competitors continued to place significant pressure on pricing as they attempted to maintain or increase market share. As a result, price increases continued to be difficult to achieve.

        Underwriting results were profitable in the first quarter of 1997 compared with modestly unprofitable results for the same quarter of 1996. Our combined loss and expense ratio was 96.3% in the first quarter of 1997 compared with 101.3% in 1996.

        The loss ratio improved to 63.9% in the first quarter of 1997 from 68.8% in 1996. The loss ratio in the first quarter of 1996 was adversely affected by catastrophe losses resulting primarily from the winter storms in the eastern part of United States. Catastrophe losses during the first quarter of 1997 were only 0.8 of a percentage point of the loss ratio compared with 6.5 percentage points in 1996.

        Our expense ratio was 32.4% in the first quarter of 1997 compared with 32.5% in 1996.

        Underwriting results during 1997 and 1996 by class of business were as follows:

                                               Quarter Ended March 31
                                   -------------------------------------------------
                                       Net Premiums             Combined Loss and
                                          Written                 Expense Ratios
                                   ----------------------     ----------------------
                                     1997          1996         1997           1996
                                   --------      --------     --------      --------
                                  (in millions)

Personal Insurance
  Automobile .................     $   78.3      $   59.6         88.4%         89.4%
  Homeowners .................        174.2         130.1         92.7         127.4
  Other ......................         85.0          64.9         65.2          65.4
                                   --------      --------     --------      --------
      Total Personal .........        337.5         254.6         85.0         103.4
                                   --------      --------     --------      --------

Commercial Insurance
  Multiple Peril .............        219.5         158.5        108.8         119.1
  Casualty ...................        241.3         208.7        114.7         113.6
  Workers' Compensation ......         92.0          72.9        102.3          96.3
  Property and Marine ........        148.3         111.4        105.7          98.4
  Executive Protection .......        212.6         181.0         73.6          80.5
  Other ......................        174.4         139.0         83.8          86.5
                                   --------      --------     --------      --------
      Total Commercial .......      1,088.1         871.5         98.1         100.0
                                   --------      --------     --------      --------

      Total Before Reinsurance
       Assumed ...............      1,425.6       1,126.1         95.0         100.8

Reinsurance Assumed ..........         (3.8)          1.7          N/M           N/M
                                   --------      --------     --------      --------

      Total ..................     $1,421.8      $1,127.8         96.3%        101.3%
                                   ========      ========     ========      ========

  PERSONAL INSURANCE

        Premiums from personal insurance coverages, which represent approximately 24% of the premiums written by our property and casualty subsidiaries, increased by $82.9 million or 32.5% in the first quarter of 1997 compared with the same quarter in 1996. Of this increase, $30.7 million was due to the increase in our retention percentage for these classes resulting from the termination of the reinsurance agreement with Sun Alliance. In addition, net premiums written for the personal classes included $65.8 million and $30.6 million in the first quarter of 1997 and 1996, respectively, due to the effect of the portfolio transfer of unearned premiums as of January 1 of each year resulting from the termination of the reinsurance agreement.

        Excluding the effects of the termination of the reinsurance agreement with Sun Alliance, premium growth for the personal classes was 7.5% in the first quarter of 1997. We continued to grow our homeowners and other non-automobile business in non-catastrophe prone areas. Personal automobile premiums increased as a result of an increase in the number of in-force policies for high value automobiles.

        Our personal insurance business produced highly profitable underwriting results in the first quarter of 1997 compared with unprofitable results in the same period of 1996. Underwriting results in the first quarter of 1996 were adversely affected by significant catastrophe losses. The combined loss and expense ratio was 85.0% in the first quarter of 1997 compared with 103.4% in 1996.

        Homeowners results were profitable in 1997, benefiting from stable loss activity and negligible catastrophe losses. In the first quarter of 1996, results for this class were adversely affected by significant weather-related catastrophe losses. Catastrophe losses represented only 0.9 of a percentage point of the loss ratio for this class in the first quarter of 1997 compared with 42.7 percentage points in 1996. Other personal coverages, which include insurance for personal valuables and excess liability, produced highly profitable results in 1997 and 1996 due to continued favorable loss experience. Our automobile business produced profitable results in 1997 and 1996 due primarily to stable loss frequency and severity.

  COMMERCIAL INSURANCE

        Premiums from commercial insurance, which represent approximately 76% of our total writings, increased by $216.6 million or 24.9% in the first quarter of 1997 compared with the same period a year ago. Of this increase, $62.4 million was due to the increase in our retention percentage for these classes resulting from the termination of the reinsurance agreement with Sun Alliance. In addition, net premiums written for the commercial classes included $108.8 million and $61.0 million in the first quarter of 1997 and 1996, respectively, due to the effect of the portfolio transfer of unearned premiums as of January 1 of each year resulting from the termination of the reinsurance agreement.

        Excluding the effects of the termination of the reinsurance agreement with Sun Alliance, premium growth for the commercial classes was 13.1% in the first quarter of 1997. Such premium growth was due primarily to the selective writing of new accounts, exposure growth on existing business and the purchase of additional coverages by current customers. The competitive market has continued to place significant pressure on prices and has made price increases difficult to achieve for most coverages.

        Our commercial insurance business produced profitable underwriting results in the first quarter of 1997 compared with breakeven results for the same period a year ago. The combined loss and expense ratio was 98.1% in the first quarter of 1997 compared with 100.0% in 1996.

        Multiple peril results improved significantly in 1997 compared with 1996 due to an absence of catastrophe losses in the property component of this business and a decrease in the frequency of large losses in the liability component. Catastrophe losses in the first quarter of 1997 represented only 1.2 percentage points of the loss ratio for this class compared with 9.1 percentage points in 1996.

        Results for our casualty business were unprofitable by a similar margin in 1997 and 1996. Casualty results were adversely affected in both years by increases in loss reserves for asbestos-related and toxic waste claims. The excess liability component of our casualty coverages has remained profitable due to favorable loss experience in this class. Results in the automobile component were unprofitable in 1997 compared with profitable results in 1996 due to an increase in the frequency of losses for this class.

        Workers' compensation results were modestly unprofitable in 1997 compared with profitable results in 1996. Results in our voluntary business deteriorated somewhat due primarily to the impact of price reductions. Results from our share of the involuntary pools and mandatory business in which we must participate by law also deteriorated in 1997.

        Property and marine results were unprofitable in 1997 compared with profitable results in 1996. Results in 1997 were adversely affected by several large overseas losses. Catastrophe losses represented 5.2 percentage points of the loss ratio for this class in the first quarter of 1997 compared with 5.9 percentage points in 1996.

        Executive protection results were highly profitable in 1997 and 1996 due to favorable loss experience. Our financial institutions business also produced highly profitable results in 1997 and 1996. Lower profits in the non-fidelity portion of this business in 1997 were substantially offset by improvement in the financial fidelity results. Results in our other commercial classes were profitable in 1997 compared with modestly unprofitable results in 1996.

  REINSURANCE ASSUMED

        Reinsurance assumed is treaty reinsurance that was assumed from Sun Alliance. The reinsurance agreement with Sun Alliance was terminated effective January 1, 1997. However, due to the lag in our reporting of such business, net premiums written in the first quarter of 1997 included $89.8 million related to business we assumed from Sun Alliance for the second half of 1996. Net premiums written for this segment were reduced by $93.6 million and $65.2 million in the first quarter of 1997 and 1996, respectively, due to the effect of the portfolio transfer of unearned premiums back to Sun Alliance as of January 1 of each year.

        Underwriting results for this segment in the first quarter of 1997, which represent our share of the Sun Alliance business for the last six months of 1996, were near breakeven. Results for this segment were also near breakeven in the first quarter of 1996. The combined loss and expense ratio for this business was not meaningful for the first quarter of both years due to the effect on the expense ratio of the portfolio transfer of unearned premiums as of January 1 of each year.

  LOSS RESERVES

        Gross loss reserves were $9,528.3 million and $9,523.7 million at March 31, 1997 and December 31, 1996, respectively. Reinsurance recoverables on such loss reserves were $1,335.7 million and $1,767.8 million at March 31, 1997 and December 31, 1996, respectively. As a result of the termination of the reinsurance agreements with Sun Alliance, there were portfolio transfers of gross loss reserves and reinsurance recoverables as of January 1, 1997. The effect of these portfolio transfers was a decrease in gross loss reserves of $183.8 million and a decrease in reinsurance recoverables of $470.0 million.

        Excluding the effects of the portfolio transfers, loss reserves, net of reinsurance recoverable, increased by $150 million during the first quarter of 1997. Substantial reserve growth continued to occur in those liability coverages, primarily excess liability and executive protection, that are characterized by delayed loss reporting and extended periods of settlement.

        Losses incurred related to asbestos and toxic waste claims were $32.5 million in the first quarter of 1997 and $38.6 million in 1996.

  INVESTMENTS

        Investment income after deducting expenses and taxes increased by 8.1% in the first quarter of 1997 compared with the same period in 1996. The growth was due to an increase in invested assets since the first quarter of 1996, reflecting strong cash flow from operations, which was partially offset by lower yields on new investments. The effective tax rate on investment income increased to 16.4% in the first quarter of 1997 from 15.7% in the first quarter of 1996 due to holding a larger proportion of our investment portfolio in taxable securities.

        In late March 1997, the property and casualty subsidiaries received approximately $330 million as the net result of the portfolio transfers of unearned premiums and loss reserves as of January 1, 1997 related to the termination of the reinsurance agreements with Sun Alliance. As a result, at March 31, 1997, short term securities were at a higher than normal level. Other new cash available for investment in the first quarter of 1997, together with the proceeds from the sale of approximately $250 million of foreign bonds, was invested in tax-exempt bonds and mortgage-backed securities. The foreign bonds were sold due to the reduction in foreign liabilities resulting from the termination of the reinsurance agreements with Sun Alliance.

REAL ESTATE

        Real estate earnings after taxes amounted to $1.2 million in the first quarter of 1997 compared with $4.0 million in 1996. Earnings in 1996 benefited from the sale of several properties. Revenues were $44.3 million in the first quarter of 1997 compared with $166.4 million in 1996, which included the revenues from the sale of the properties.

        A prospective purchaser is continuing to perform due diligence in anticipation of executing a contract for the sale of substantially all of our commercial properties. In addition, we are continuing to explore the sale of our residential and retail properties.

CORPORATE

        Investment income earned on corporate invested assets and interest and other expenses not allocable to the operating subsidiaries are reflected in the corporate segment. Corporate income after taxes was $4.8 million in the first quarter of 1997 compared with $3.7 million in the first quarter of 1996.

INVESTMENT GAINS AND LOSSES

        Decisions to sell securities are governed principally by considerations of investment opportunities and tax consequences. As a result, realized investment gains and losses may vary significantly from period to period. Net investment gains before taxes of $24.8 million were realized in the first quarter of 1997 compared with net gains of $19.1 million for the same period in 1996.

DISCONTINUED OPERATIONS - LIFE AND HEALTH INSURANCE

        The Corporation entered into a definitive agreement, dated February 23, 1997, to sell Chubb Life Insurance Company of America to Jefferson-Pilot Corporation for $875 million in cash. Accordingly, the life and health insurance subsidiaries have been classified as discontinued operations. The sale was completed on May 13, 1997.

        The discontinued life and health insurance operations did not affect the Corporation's net income in the first quarter of 1997 and will not affect net income in future periods. Earnings from the discontinued life and health insurance operations were $11.0 million in the first quarter of 1996, including realized investment gains of $1.9 million.

CAPITAL RESOURCES

        In February 1994, the Board of Directors authorized the repurchase of up to 10,000,000 shares of common stock. Through March 6, 1997, the Corporation repurchased 6,851,600 shares under the 1994 share repurchase program, including 3,148,600 shares repurchased in the first quarter of 1997. On March 7, 1997, the Board of Directors replaced the 1994 program with a new share repurchase program, which authorized the repurchase of up to 17,500,000 shares of common stock. During the first quarter of 1997, the Corporation repurchased 2,595,200 shares under the new repurchase program. In the aggregate, the Corporation repurchased 5,743,800 shares in open-market transactions in the first quarter of 1997 at a cost of $340.7 million. At March 31, 1997, an additional 14,904,800 shares may be repurchased under the 1997 share repurchase program. The Corporation intends to use a substantial portion of the proceeds from the sale of Chubb Life Insurance Company of America to repurchase shares of common stock.

        Chubb Capital Corporation has outstanding 6% exchangeable subordinated notes due May 15, 1998. The notes are guaranteed by the Corporation and exchangeable into its common stock. In the first quarter of 1997, the holders of $14 million of the notes elected the available option to exchange such notes into shares of common stock of the Corporation, resulting in the issuance of 327,207 shares of common stock. Chubb Capital called for redemption on May 14, 1997 the remaining $215 million of outstanding notes. If the holders of those notes exchange them into shares of the Corporation's common stock prior to the redemption date, it would result in the issuance of approximately 5,007,000 shares.

FORWARD LOOKING INFORMATION

         Certain statements in this document may be considered to be "forward looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995, such as statements that include the words or phrases "will likely result", "is expected to", "will continue", "is anticipated", "estimate", "project", "intends to" or similar expressions. In particular, this document includes forward looking statements relating, but not limited to, the Corporation's recent sale activities and debt redemptions or conversions. Such statements are subject to certain risks and uncertainties. The factors which could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Corporation's public filings with the Securities and Exchange Commission and specifically to: risks or uncertainties associated with the Corporation's announced sale activities relating to portions of its non-property and casualty businesses, or associated with its expectations of proceeds deployment and, more generally, to: general economic conditions including changes in interest rates and the performance of the financial markets, changes in domestic and foreign laws, regulations and taxes, changes in competition and pricing environments, regional or general changes in asset valuations, the occurrence of significant natural disasters, the inability to reinsure certain risks economically, the adequacy of loss reserves, as well as general market conditions, competition, pricing and restructurings.

                           PART II. OTHER INFORMATION
                           --------------------------


Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

A. Exhibit 2.1 - Stock Purchase Agreement dated as of February 23, 1997 between Jefferson-Pilot Corporation and the registrant, filed herewith. (Confidential treatment requested with respect to certain portions thereof. Exhibits and schedules included in the Stock Purchase Agreement have been omitted and will be provided to the Securities and Exchange Commission upon request.)

B.  Exhibit 11.1 - Computation of earnings per share.

C.  Exhibit 27.1 - Financial Data Schedule

D.  Reports on Form 8-K

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

                                             THE CHUBB CORPORATION

                                                 (Registrant)



                                             By:  /s/ Henry B. Schram
                                                  -------------------------
                                                  Henry B. Schram
                                                  Senior Vice-President and
                                                   Chief Accounting Officer


Date: May 15, 1997