Form 10-Q
period 1997-06-30
CHUBB CORP
filed 1997-08-14
CIK 20171

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                Washington, D. C.

                                      20549

                                    FORM 10-Q

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--  ACT OF 1934

For the quarterly period ended       June 30, 1997
                                    ---------------

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to __________________

Commission file number    1-8661
                          ------



                              THE CHUBB CORPORATION
                      -----------------------------------

             (Exact name of registrant as specified in its charter)


          NEW JERSEY                                          13-2595722
        --------------                                       ------------
(State or other jurisdiction of                          (I. R. S. Employer
 incorporation or organization)                           Identification No.)


15 MOUNTAIN VIEW ROAD, WARREN, NEW JERSEY                     07061-1615
-----------------------------------------                     ----------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code (908) 903-2000
                                                   ---------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES     X         NO
                             ---------         --------

       The number of shares of common stock outstanding as of July 31, 1997 was 172,467,338.

                              THE CHUBB CORPORATION
                                      INDEX

                                                                     Page Number
                                                                     -----------
Part I.   Financial Information:

  Item 1 - Financial Statements:

    Consolidated Balance Sheets as of
     June 30, 1997 and December 31, 1996..........................        1


    Consolidated Statements of Income for the
     Three Months and Six Months Ended June 30, 1997 and 1996.....        2


    Consolidated Statements of Cash Flows for the
     Six Months Ended June 30, 1997 and 1996......................        3


    Notes to Consolidated Financial Statements....................        4


  Item  2 - Management's Discussion and Analysis
    of Financial Condition and Results of Operations..............        8


Part II.  Other Information:

  Item 4 - Submission of Matters to a Vote of Security Holders....       16

  Item 6 - Exhibits and Reports on Form 8-K.......................       17

                              THE CHUBB CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                          June 30,    Dec. 31,
                                                            1997        1996
                                                          ---------   ---------
                                                              (in millions)
Assets

  Invested Assets
    Short Term Investments............................... $ 1,100.5   $   275.9
    Fixed Maturities
      Held-to-Maturity - Tax Exempt (market $2,465.1
       and $2,573.4).....................................   2,342.2     2,443.6
      Available-for-Sale
       Tax Exempt (cost $4,953.2 and $4,415.1)...........   5,173.2     4,622.6
       Taxable (cost $3,880.3 and $4,038.7)..............   3,948.8     4,092.7
    Equity Securities (cost $650.4 and $540.5)...........     793.1       646.3
                                                          ---------   ---------

           TOTAL INVESTED ASSETS.........................  13,357.8    12,081.1
  Cash...................................................       7.8         4.7
  Accrued Investment Income..............................     196.6       195.3
  Premiums Receivable....................................   1,161.6       984.9
  Reinsurance Recoverable on Unpaid Claims...............   1,280.3     1,767.8
  Prepaid Reinsurance Premiums...........................     114.3       326.7
  Funds Held for Asbestos-Related Settlement.............     593.2       599.9
  Deferred Policy Acquisition Costs......................     662.0       601.2
  Real Estate Assets.....................................   1,629.4     1,604.0
  Deferred Income Tax....................................     377.4       365.6
  Other Assets...........................................     585.9       564.3
  Net Assets of Discontinued Operations..................         -       843.4
                                                          ---------   ---------

           TOTAL ASSETS.................................. $19,966.3   $19,938.9
                                                          =========   =========

Liabilities

  Unpaid Claims.......................................... $ 9,575.3   $ 9,523.7
  Unearned Premiums......................................   2,623.6     2,617.5
  Short Term Debt........................................     223.0       189.5
  Long Term Debt.........................................     837.8     1,070.5
  Dividend Payable to Shareholders.......................      50.3        47.2
  Accrued Expenses and Other Liabilities.................   1,084.4     1,027.6
                                                          ---------   ---------

           TOTAL LIABILITIES.............................  14,394.4    14,476.0
                                                          ---------   ---------

Shareholders' Equity

  Common Stock - $1 Par Value; 176,060,309 and
   176,084,173 Shares....................................     176.1       176.1
  Paid-In Surplus........................................     609.2       695.7
  Retained Earnings......................................   4,811.6     4,530.5
  Foreign Currency Translation Losses, Net of Income Tax.     (20.5)      (15.6)
  Unrealized Appreciation of Investments, Net............     280.4       238.7
  Receivable from Employee Stock Ownership Plan..........    (101.6)     (106.3)
  Treasury Stock, at Cost - 2,984,733 and
   1,223,182 Shares......................................    (183.3)      (56.2)
                                                          ---------   ---------

           TOTAL SHAREHOLDERS' EQUITY....................   5,571.9     5,462.9
                                                          ---------   ---------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.... $19,966.3   $19,938.9
                                                          =========   =========

See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                              PERIODS ENDED JUNE 30

                                           Second Quarter        Six Months
                                           1997      1996      1997      1996
                                         --------  --------  --------  --------
                                                      (in millions)
Revenues
  Premiums Earned....................... $1,249.0  $1,144.3  $2,570.0  $2,265.8
  Investment Income.....................    192.8     174.5     379.6     349.1
  Real Estate...........................     47.5      51.0      91.8     217.4
  Realized Investment Gains.............     20.3      12.2      45.1      31.3
                                         --------  --------  --------  --------

         Total Revenues.................  1,509.6   1,382.0   3,086.5   2,863.6
                                         --------  --------  --------  --------


Claims and Expenses
  Insurance Claims......................    785.7     732.4   1,625.6   1,500.3
  Amortization of Deferred Policy
   Acquisition Costs....................    337.5     312.0     699.2     616.9
  Other Insurance Operating Costs and
   Expenses.............................     83.2      73.5     161.7     140.1
  Real Estate Cost of Sales and Expenses     58.3      46.1     100.6     206.0
  Investment Expenses...................      2.6       2.9       5.9       7.5
  Corporate Expenses....................      2.9       7.4       8.6      14.7
                                         --------  --------  --------  --------

         Total Claims and Expenses......  1,270.2   1,174.3   2,601.6   2,485.5
                                         --------  --------  --------  --------

Income from Continuing Operations
 Before Federal and Foreign Income Tax..    239.4     207.7     484.9     378.1
Federal and Foreign Income Tax..........     50.7      42.9     104.1      72.9
                                         --------  --------  --------  --------

Income from Continuing Operations.......    188.7     164.8     380.8     305.2
Income from Discontinued Operations,
 Net of Tax.............................        -       9.5         -      20.5
                                         --------  --------  --------  --------

Net Income.............................. $  188.7  $  174.3  $  380.8  $  325.7
                                         ========  ========  ========  ========

Average Common and Common Equivalent
 Shares Outstanding (In Thousands)......  174,311   180,416   176,566   180,436


PER SHARE DATA

Income from Continuing Operations.......    $1.09      $.93     $2.18     $1.72
Income from Discontinued Operations.....        -       .05         -       .11
                                            -----      ----     -----     -----

Net Income..............................    $1.09      $.98     $2.18     $1.83
                                            =====      ====     =====     =====

Dividends Declared......................    $ .29      $.27     $ .58     $ .54

See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30

                                                            1997          1996
                                                          ---------   ---------
                                                              (in millions)
Cash Flows from Operating Activities
  Net Income............................................. $   380.8   $   325.7
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities
    Increase in Unpaid Claims, Net.......................     539.1       142.2
    Increase in Unearned Premiums, Net...................     218.5       117.8
    Increase in Premiums Receivable......................    (176.7)     (164.4)
    Decrease in Medical Malpractice Reinsurance
     Related Receivable..................................         -       191.2
    Decrease in Funds Held for Asbestos-Related
     Settlement..........................................       6.7       209.8
    Increase in Deferred Policy Acquisition Costs........     (60.8)      (27.5)
    Change in Deferred Federal Income Tax................     (36.6)       (5.2)
    Depreciation.........................................      32.7        28.7
    Realized Investment Gains............................     (45.1)      (31.3)
    Income from Discontinued Operations, Net of Tax......         -       (20.5)
    Other, Net...........................................     (31.5)      (12.4)
                                                          ---------   ---------

  Net Cash Provided by Operating Activities..............     827.1       754.1
                                                          ---------   ---------

Cash Flows from Investing Activities
  Proceeds from Sales of Fixed Maturities................   1,991.1     1,866.3
  Proceeds from Maturities of Fixed Maturities...........     312.0       617.5
  Proceeds from Sales of Equity Securities...............     176.1       136.5
  Proceeds from Sale of Discontinued Operations, Net.....     861.2           -
  Purchases of Fixed Maturities..........................  (2,576.3)   (3,018.6)
  Purchases of Equity Securities.........................    (249.6)     (134.5)
  Increase in Short Term Investments, Net................    (824.6)      (31.8)
  Increase (Decrease)in Net Payable from Security
   Transactions Not Settled..............................      49.0        (4.1)
  Other, Net.............................................     (49.9)      (65.4)
                                                          ---------   ---------

  Net Cash Used in Investing Activities..................    (311.0)     (634.1)
                                                          ---------   ---------

Cash Flows from Financing Activities
  Proceeds from Issuance of Long Term Debt...............       8.1         2.0
  Repayment of Long Term Debt............................     (12.2)      (77.7)
  Increase in Short Term Debt, Net.......................      33.5        55.9
  Dividends Paid to Shareholders.........................     (96.6)      (89.9)
  Repurchase of Shares...................................    (479.8)      (34.0)
  Other, Net.............................................      34.0        18.2
                                                          ---------   ---------

  Net Cash Used in Financing Activities..................    (513.0)     (125.5)
                                                          ---------   ---------

Net Increase (Decrease) in Cash..........................       3.1        (5.5)

Cash at Beginning of Year................................       4.7        11.9
                                                          ---------   ---------

  Cash at End of Period.................................. $     7.8   $     6.4
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

2)  Discontinued Operations

               On May 13, 1997, the Corporation completed the sale of Chubb Life Insurance Company of America and its subsidiaries to Jefferson-Pilot Corporation for $875 million in cash, subject to closing related adjustments. The life and health insurance subsidiaries have been classified as discontinued operations.

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

               The net change in unrealized appreciation of investments carried at market value was as follows:

                                                                      Periods Ended June 30
                                                         --------------------------------------------------
                                                             Second Quarter                Six Months
                                                         ---------------------        ---------------------
                                                          1997           1996          1997           1996
                                                         ------         ------        ------         ------
                                                                            (in millions)
        Continuing Operations
             Change in unrealized appreciation of
               equity securities ................        $ 50.7         $  7.7        $ 36.9         $ 10.5
             Change in unrealized appreciation of
               fixed maturities..................         119.8          (79.5)         27.0         (252.7)
                                                         ------         ------        ------         ------
                                                          170.5          (71.8)         63.9         (242.2)
             Deferred income tax (credit)........          59.5          (25.0)         22.2          (84.7)
                                                         ------         ------        ------         ------

             Change in unrealized appreciation...         111.0          (46.8)         41.7         (157.5)

        Discontinued operations, net.............            --          (13.4)           --          (33.8)
                                                         ------         ------        ------         ------

        Change in unrealized appreciation of
          investments, net.......................        $111.0         $(60.2)       $ 41.7        $(191.3)
                                                         ======         ======        ======         ======

4)      Real Estate

               In June 1997, a definitive agreement was reached to sell a substantial portion of the Corporation's commercial real estate properties to PW/MS Acquisition I, LLC, a joint venture company formed by Paine Webber Real Estate Securities Inc. and Morgan Stanley Real Estate Fund II, L.P. The purchase price of $758 million includes $649 million in cash and the assumption of $109 million in debt. The sale is subject to various closing adjustments and other customary conditions. The carrying value of certain real estate assets was reduced by $10.2 million in the second quarter of 1997 to reflect the terms of the agreement. This charge is included in real estate cost of sales and expenses in the consolidated statements of income.

               The closings for the properties sold to PW/MS Acquisition I are expected to occur by the end of 1997. Revenues from the sale will be recognized at the time of the closings.

               The Corporation is continuing to explore the sale of certain of its residential, retail and remaining commercial properties.

5)  Property and Casualty Unpaid Claims

               A discussion of the 1993 Fibreboard asbestos-related settlement is presented in Note 14 of the notes to consolidated financial statements in the 1996 Annual Report to Shareholders. The following development during 1997 relates to the settlement.

               In June 1997, the United States Supreme Court set aside the ruling by the United States Court of Appeals for the Fifth Circuit that had approved the global settlement agreement among Pacific Indemnity Company (a subsidiary of the Corporation), Continental Casualty Company (a subsidiary of CNA Financial Corporation), Fibreboard Corporation and attorneys representing claimants against Fibreboard. The Supreme Court ordered the Fifth Circuit Court to further consider the global settlement agreement in light of a June 1997 ruling by the Supreme Court that had rejected an unrelated settlement that included several former asbestos manufacturers.

               The trilateral agreement among Pacific Indemnity, Continental Casualty and Fibreboard was not appealed to the Supreme Court and is now final. The trilateral agreement will be triggered if the global settlement agreement is ultimately disapproved. Since the trilateral agreement is unaffected by the Supreme Court's recent action, management continues to believe that the uncertainty of Pacific Indemnity's exposure with respect to asbestos-related bodily injury claims against Fibreboard has been eliminated.

6)  Reinsurance

               Effective January 1, 1997, the agreements pertaining to the exchange of reinsurance on a quota share basis with Royal & Sun Alliance Insurance Group plc were terminated. As a result, there were portfolio transfers of unpaid claims, unearned premiums, reinsurance recoverable on unpaid claims and prepaid reinsurance premiums. The effect of the portfolio transfers, which were recorded in the first quarter of 1997, was to decrease unpaid claims and unearned premiums by $183.8 million and $93.6 million, respectively, and reinsurance recoverable on unpaid claims and prepaid reinsurance premiums by $470.0 million and $174.6 million, respectively.

7)  Exchangeable Subordinated Notes

               At January 1, 1997, Chubb Capital Corporation had outstanding $229.3 million of 6% exchangeable subordinated notes due May
        15, 1998. In 1997, the holders of $228.6 million of the notes elected the option to exchange each $1,000 of principal amount into 23.256 shares of common stock of the Corporation, resulting in the issuance of 5,316,565 shares of common stock. The remaining notes were redeemed at 101.7% of the principal amount plus accrued interest.

               The exchange of the notes into common stock of the Corporation is considered a noncash transaction which has been excluded from the consolidated statements of cash flows.

8)  Per Share Data

               Earnings per share amounts are based on the weighted average number of common and common equivalent shares outstanding. The 6% exchangeable subordinated notes were considered to be common equivalent shares during the period they were outstanding. The computation assumes the addition to income of the after-tax interest expense applicable to such notes.

               In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, which establishes new standards for computing and presenting earnings per share. SFAS No. 128 requires presentation of basic and diluted earnings per share on the face of the statements of income.
        SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior periods presented. Earlier adoption is not permitted. The adoption of SFAS. No. 128 is not expected to have a significant effect on the Corporation's earnings per share.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND
             1996 AND FOR THE QUARTERS ENDED JUNE 30, 1997 AND 1996


PROPERTY AND CASUALTY INSURANCE

        Earnings from our property and casualty business were substantially higher in the first six months of 1997 compared with the same period of 1996. The increase was due primarily to a significant improvement in underwriting results in 1997. Underwriting results in 1996 were adversely affected by substantially higher catastrophe losses in the first quarter. Investment income increased in 1997 compared with 1996. Property and casualty income after taxes amounted to $343.7 million in the first six months of 1997 and $173.8 million in the second quarter compared with $269.9 million and $149.6 million, respectively, in 1996.

        Net premiums written were $2.8 billion in the first six months of 1997 and $1.4 billion in the second quarter representing increases of 17.0% and 8.8%, respectively, over the comparable periods of 1996. A portion of the increase in premiums written in the first six months of both 1996 and 1997 was due to changes to the agreements pertaining to the exchange of reinsurance on a quota share basis with the Sun Alliance Group plc. Effective January 1, 1996, these agreements were amended to reduce the portion of each company's business reinsured with the other. As a result of the 1996 merger of Sun Alliance with Royal Insurance Holdings plc, these agreements were terminated effective January 1, 1997. The Corporation's property and casualty subsidiaries now retain a greater portion of the business they write directly and no longer assume any reinsurance from Sun Alliance.

        Excluding the effects of the 1996 changes to the reinsurance agreements with Sun Alliance and the 1997 termination of such agreements, net premiums written increased by 9.1% in the first six months of 1997 and 6.6% in the second quarter over the comparable periods in 1996. The marketplace continued to be competitive, particularly in the commercial classes. Competitors continued to place significant pressure on pricing as they attempted to maintain or increase market share. As a result, price increases continued to be difficult to achieve.

        Underwriting results were profitable in 1997 and 1996. Our combined loss and expense ratio was 95.8% in the first six months of 1997 and 95.3% in the second quarter compared with 98.8% and 96.3%, respectively, in 1996.

        The loss ratio was 63.6% for the first six months of 1997 and 63.3% for the second quarter compared with 66.6% and 64.3%, respectively, in the prior year. The loss ratios continue to reflect the favorable experience resulting from the consistent application of our disciplined underwriting standards. The loss ratio in the first six months of 1996 was adversely affected by catastrophe losses in the first quarter, resulting primarily from the winter storms in the eastern part of the United States. Catastrophe losses in the first six months of 1997 amounted to $28.5 million which represented 1.1 percentage points of the loss ratio compared with $83.9 million or 3.7 percentage points in 1996. Catastrophe losses for the second quarter of 1997 amounted to $18.1 million or
1.5 percentage points of the loss ratio compared with $10.9 million or 1.0 percentage point in 1996.

        Our expense ratio was 32.2% for the first six months of both 1997 and 1996 and 32.0% for the second quarter of both years.

        Underwriting results during 1997 and 1996 by class of business were as follows:

                                              Six Months Ended June 30
                                     ----------------------------------------
                                         Net Premiums       Combined Loss and
                                           Written           Expense Ratios
                                     -------------------     ----------------
                                       1997       1996        1997      1996
                                     --------   --------     ------    ------
                                        (in millions)
Personal Insurance
  Automobile........................ $  153.0   $  121.9      85.9%    85.5%
  Homeowners........................    352.6      274.7      92.9    112.6
  Other.............................    163.7      130.3      65.3     67.5
                                     --------   --------     -----    -----
      Total Personal................    669.3      526.9      84.7     95.3
                                     --------   --------     -----    -----

Commercial Insurance
  Multiple Peril....................    413.1      325.7     111.2    118.2
  Casualty..........................    472.0      421.8     114.4    111.2
  Workers' Compensation.............    157.1      128.0     104.5     96.3
  Property and Marine...............    302.9      255.2     107.0     93.0
  Executive Protection..............    436.2      381.6      72.7     81.6
  Other.............................    341.7      275.8      82.8     87.4
                                     --------   --------     -----    -----
      Total Commercial..............  2,123.0    1,788.1      98.4     99.0
                                     --------   --------     -----    -----

      Total Before Reinsurance
       Assumed......................  2,792.3    2,315.0      95.2     98.2

Reinsurance Assumed.................     (3.8)      68.6      N/M      N/M
                                     --------   --------     -----    ----

      Total......................... $2,788.5   $2,383.6      95.8%    98.8%
                                     ========   ========     =====    =====

                                                Quarter Ended June 30
                                     ----------------------------------------
                                         Net Premiums       Combined Loss and
                                           Written           Expense Ratios
                                     -------------------     ----------------
                                       1997       1996        1997      1996
                                     --------   --------     ------    ------
                                        (in millions)
Personal Insurance
  Automobile........................ $   74.7   $   62.3      83.4%    81.8%
  Homeowners........................    178.4      144.6      93.2     98.2
  Other.............................     78.7       65.4      65.5     69.6
                                     --------   --------     -----    -----
      Total Personal................    331.8      272.3      84.4     87.5
                                     --------   --------     -----    -----

Commercial Insurance
  Multiple Peril....................    193.6      167.2     113.7    117.4
  Casualty..........................    230.7      213.1     114.1    108.7
  Workers' Compensation.............     65.1       55.1     107.4     97.0
  Property and Marine...............    154.6      143.8     108.2     87.9
  Executive Protection..............    223.6      200.6      71.8     82.8
  Other.............................    167.3      136.8      81.9     88.3
                                     --------   --------     -----    -----
      Total Commercial..............  1,034.9      916.6      98.7     98.1
                                     --------   --------     -----    -----

      Total Before Reinsurance
       Assumed......................  1,366.7    1,188.9      95.3     95.6

Reinsurance Assumed.................        -       66.9         -    107.6
                                     --------   --------     -----    -----

      Total......................... $1,366.7   $1,255.8      95.3%    96.3%
                                     ========   ========     =====    =====

  PERSONAL INSURANCE

        Premiums from personal insurance coverages, which represent approximately 24% of the premiums written by our property and casualty subsidiaries, increased by $142.4 million or 27.0% in the first six months of 1997 and $59.5 million or 21.9% in the second quarter compared with the same periods in 1996. Of these increases, $67.7 million in the first six months of 1997 and $37.0 million in the second quarter were due to the increase in our retention percentage for these classes resulting from the termination of the reinsurance agreement with Sun Alliance. In addition, net premiums written for the personal classes included $65.8 million and $30.6 million in the first quarter of 1997 and 1996, respectively, due to the effect of the portfolio transfer of unearned premiums as of January 1 of each year resulting from the termination of the reinsurance agreement.

        Excluding the effects of the termination of the reinsurance agreement with Sun Alliance, premium growth for the personal classes was 8.0% in the first six months of 1997 and 8.3% in the second quarter. We continued to grow our homeowners and other non-automobile business in non-catastrophe prone areas. Personal automobile premiums increased as a result of an increase in the number of in-force policies for high value automobiles.

        Our personal insurance business produced substantially more profitable underwriting results in the first six months of 1997 than in the prior year. Underwriting results in 1996 were adversely affected by significant catastrophe losses in the first quarter. Underwriting results were highly profitable in the second quarter of both years. The combined loss and expense ratios were 84.7% for the first six months of 1997 and 84.4% for the second quarter compared with 95.3% and 87.5%, respectively, in 1996.

        Homeowners results were profitable in 1997, benefiting from stable loss activity and fewer catastrophe losses. Results for this class in 1996 were adversely affected by significant weather-related catastrophe losses in the first quarter. Catastrophe losses represented 3.1 percentage points of the loss ratio for this class in the first six months of 1997 and 5.2 percentage points in the second quarter compared with 23.7 percentage points and 5.2 percentage points, respectively, in 1996. Other personal coverages, which include insurance for personal valuables and excess liability, produced highly profitable results in 1997 and 1996 due to continued favorable loss experience. Our automobile business produced profitable results in 1997 and 1996 due primarily to stable loss frequency and severity.

  COMMERCIAL INSURANCE

        Premiums from commercial insurance, which represent approximately 76% of our total writings, increased by $334.9 million or 18.7% in the first six months of 1997 and $118.3 million or 12.9% in the second quarter compared with the same periods a year ago. Of these increases, $124.5 million in the first six months of 1997 and $62.1 million in the second quarter were due to the increase in our retention percentage for these classes resulting from the termination of the reinsurance agreement with Sun Alliance. In addition, net premiums written for the commercial classes included $108.8 million and $61.0 million in the first quarter of 1997 and 1996, respectively, due to the effect of the portfolio transfer of unearned premiums as of January 1 of each year resulting from the termination of the reinsurance agreement.

        Excluding the effects of the termination of the reinsurance agreement with Sun Alliance, premium growth for the commercial classes was 9.4% in the first six months of 1997 and 6.1% in the second quarter. Such premium growth was due primarily to the selective writing of new accounts, exposure growth on existing business and the purchase of additional coverages by current customers. The competitive market has continued to place significant pressure on prices and has made price increases difficult to achieve for most coverages.

        Our commercial insurance business produced modestly profitable underwriting results in 1997 and 1996. The combined loss and expense ratios were 98.4% for the first six months of 1997 and 98.7% for the second quarter compared with 99.0% and 98.1%, respectively, in 1996.

        Multiple peril results improved in 1997 compared with 1996 but remained unprofitable. The improvement was in the property component of this business due to an absence of catastrophe losses and favorable loss experience. Catastrophe losses in the first six months of 1997 represented only 1.5 percentage points of the loss ratio for this class compared with 5.1 percentage points in 1996.

        Results for our casualty business were somewhat more unprofitable in 1997 than in 1996 due primarily to deterioration in the automobile component. Casualty results were adversely affected in both years by increases in loss reserves for asbestos-related and toxic waste claims. The excess liability component of our casualty coverages has remained profitable due to favorable loss experience in this class. Results in the automobile component were unprofitable in 1997 compared with profitable results in 1996 due to an increase in the frequency of large losses for this class.

        Workers' compensation results were unprofitable in 1997 compared with profitable results in 1996. Results in our voluntary business deteriorated due primarily to the impact of price reductions. Results from our share of the involuntary pools and mandatory business in which we must participate by law also deteriorated in 1997.

        Property and marine results were unprofitable in 1997 compared with profitable results in 1996. Results in 1997 were adversely affected by an increase in the frequency of large losses, including several large overseas losses. Catastrophe losses in the first six months of 1997 represented 4.8 percentage points of the loss ratio for this class compared with 3.7 percentage points in 1996.

        Results for our executive protection business were highly profitable in 1997 and 1996 due to favorable loss experience. Our financial institutions business also produced highly profitable results in 1997 and 1996. Lower profits in the non-fidelity portion of this business in 1997 were substantially offset by improvement in the financial fidelity results. Results in our other commercial classes were profitable in 1997 compared with modestly unprofitable results in 1996.

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

        Underwriting results for this segment in 1997, which represent our share of the Sun Alliance business for the last six months of 1996, were near breakeven. Results for this segment were somewhat unprofitable in the first six months of 1996. The combined loss and expense ratio for this business was not meaningful for the first six months of both years due to the effect on the expense ratio of the portfolio transfer of unearned premiums as of January 1 of each year.

  LOSS RESERVES

        Gross loss reserves were $9,575.3 million and $9,523.7 million at June 30, 1997 and December 31, 1996, respectively. Reinsurance recoverables on such loss reserves were $1,280.3 million and $1,767.8 million at June 30, 1997 and December 31, 1996, respectively. As a result of the termination of the reinsurance agreements with Sun Alliance, there were portfolio transfers of gross loss reserves and reinsurance recoverables as of January 1, 1997. The effect of these portfolio transfers was a decrease in gross loss reserves of $183.8 million and a decrease in reinsurance recoverables of $470.0 million.

        Excluding the effects of the portfolio transfers, loss reserves, net of reinsurance recoverable, increased by $252.9 million during the first six months of 1997. Substantial reserve growth continued to occur in those liability classes, primarily excess liability and executive protection, that are characterized by delayed loss reporting and extended periods of settlement.

        Losses incurred related to asbestos and toxic waste claims were $63.6 million in the first six months of 1997 and $76.9 million for the same period in 1996.

        A discussion of the 1993 Fibreboard asbestos-related settlement is incorporated by reference from Item 7 of the Corporation's Form 10-K for the year ended December 31, 1996. The following development during 1997 relates to the settlement. In June 1997, the United States Supreme Court set aside the ruling by the United States Court of Appeals for the Fifth Circuit that had approved the global settlement agreement among Pacific Indemnity Company (a subsidiary of the Corporation), Continental Casualty Company (a subsidiary of CNA Financial Corporation), Fibreboard Corporation and attorneys representing claimants against Fibreboard. The Supreme Court ordered the Fifth Circuit Court to further consider the global settlement agreement in light of a June 1997 ruling by the Supreme Court that had rejected an unrelated settlement that included several former asbestos manufacturers.

        The trilateral agreement among Pacific Indemnity, Continental Casualty and Fibreboard was not appealed to the Supreme Court and is now final. The trilateral agreement will be triggered if the global settlement agreement is ultimately disapproved. Since the trilateral agreement is unaffected by the Supreme Court's recent action, management continues to believe that the uncertainty of Pacific Indemnity's exposure with respect to asbestos-related bodily injury claims against Fibreboard has been eliminated.

  INVESTMENTS

        Investment income after deducting expenses and taxes increased by 8.9% in the first six months of 1997 and by 9.6% in the second quarter compared with the same periods in 1996. The growth was due to an increase in invested assets since the second quarter of 1996, reflecting strong cash flow from operations, which was partially offset by lower yields on new investments. The effective tax rate on investment income increased to 16.7% in the first six months of 1997 from 15.5% in the comparable period of 1996 due to holding a larger proportion of our investment portfolio in taxable securities.

        New cash available for investment in the first six months of 1997 included approximately $330 million received in late March as the net result of the portfolio transfers of unearned premiums and loss reserves as of January 1, 1997 related to the termination of the reinsurance agreements with Sun Alliance. New cash available for investment, together with the proceeds from the sale of approximately $250 million of foreign bonds in the first quarter, was invested in tax-exempt bonds and, to a lesser extent, mortgage-backed securities and corporate bonds. The foreign bonds were sold due to the reduction in foreign liabilities resulting from the termination of the reinsurance agreements with Sun Alliance. We maintain investments in highly liquid, short term securities at all times to provide for immediate cash needs.

REAL ESTATE

        In June 1997, a definitive agreement was reached to sell a substantial portion of our commercial real estate properties to PW/MS Acquisition I, LLC, a joint venture company formed by Paine Webber Real Estate Securities Inc. and Morgan Stanley Real Estate Fund II, L.P. The purchase price of $758 million includes $649 million in cash and the assumption of $109 million in debt. The sale is subject to various closing adjustments and other customary conditions. To reflect the terms of the agreement, the carrying value of certain assets was reduced by $10.2 million, or $6.6 million after tax, in the second quarter of 1997.

        Real estate operations resulted in a loss after taxes of $5.2 million in the first six months of 1997 compared with income of $7.0 million in 1996. The loss in 1997 reflects the $6.6 million after tax charge. Earnings in 1996 benefited from the sale of several rental properties. Revenues were $91.8 million in the first six months of 1997 compared with $217.4 million in 1996, which included the revenues from the sale of the rental properties.

        The closings for the properties sold to PW/MA Acquisition I are expected to occur by the end of 1997. Revenues from the sale will be recognized at the time of the closings.

        We are continuing to explore the sale of certain of our residential, retail and remaining commercial properties.

CORPORATE

        Investment income earned on corporate invested assets and interest and other expenses not allocable to the operating subsidiaries are reflected in the corporate segment. Corporate income after taxes was $13.0 million in the first six months of 1997 compared with $7.9 million in the same period of 1996. The increase was due primarily to a reduction in interest expense.

INVESTMENT GAINS AND LOSSES

        Decisions to sell securities are governed principally by considerations of investment opportunities and tax consequences. As a result, realized investment gains and losses may vary significantly from period to period. Net investment gains before taxes of $45.1 million were realized in the first six months of 1997 compared with net gains of $31.4 million for the same period in 1996.

DISCONTINUED OPERATIONS - LIFE AND HEALTH INSURANCE

        On May 13, 1997, the Corporation completed the sale of Chubb Life Insurance Company of America to Jefferson-Pilot Corporation for $875 million in cash, subject to closing related adjustments. The life and health insurance subsidiaries have been classified as discontinued operations. The discontinued life and health insurance operations did not affect the Corporation's net income in the first six months of 1997 and will not affect net income in future periods. Earnings from the discontinued life and health insurance operations were $20.5 million in the first six months of 1996, including realized investment gains of $3.7 million.

CAPITAL RESOURCES

        In February 1994, the Board of Directors authorized the repurchase of up to 10,000,000 shares of common stock. Through March 6, 1997, the Corporation repurchased 6,851,600 shares under the 1994 share repurchase program, including 3,148,600 shares repurchased in the first quarter of 1997. On March 7, 1997, the Board of Directors replaced the 1994 program with a new share repurchase program, which authorized the repurchase of up to 17,500,000 shares of common stock. Through June 30, 1997, the Corporation repurchased 4,825,200 shares under the new repurchase program. In the aggregate, the Corporation repurchased 7,973,800 shares in open-market transactions in the first six months of 1997 at a cost of $479.8 million. At June 30, 1997, an additional 12,674,800 shares may be repurchased under the new authorization. The Corporation intends to use a substantial portion of the proceeds from the sale of Chubb Life Insurance Company of America, which were held in short term securities at June 30, 1997, to repurchase shares of common stock.

        At January 1, 1997, Chubb Capital Corporation had outstanding $229.3 million of 6% exchangeable subordinated notes due May 15, 1998. In the first quarter of 1997, the holders of $14.1 million of the notes elected the option to exchange them into shares of common stock of the Corporation, resulting in the issuance of 327,207 shares of common stock. Chubb Capital called for redemption on May 14, 1997 the remaining $215.2 million of the notes. Prior to the redemption date, the holders of $214.5 million of the notes elected the option to exchange them, resulting in the issuance of 4,989,358 shares of common stock in the second quarter.

        The cash proceeds from the sale of real estate properties to PW/MS Acquisition I are expected to be applied to further debt reduction.

FORWARD LOOKING INFORMATION

        Certain statements in this document may be considered to be "forward looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995, such as statements that include the words or phrases "will likely result", "expected to", "will continue", "is anticipated", "estimate", "project", "intends to" or similar expressions. In particular, this document includes forward looking statements relating, but not limited to, the Corporation's expectations of litigation developments and its recent and ongoing sale activities relating to portions of its non-property and casualty business and associated with its expectations of proceeds deployment. Such statements are subject to certain risks and uncertainties. The factors which could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Corporation's public filings with the Securities and Exchange Commission and specifically to: risks or uncertainties associated with the Corporation's announced sale activities relating to portions of its non-property and casualty businesses, or associated with its expectations of proceeds deployment and, more generally, to: general economic conditions including changes in interest rates and the performance of the financial markets, changes in domestic and foreign laws, regulations and taxes, changes in competition and pricing environments, regional or general changes in asset valuations, the occurrence of significant natural disasters, the inability to reinsure certain risks economically, the adequacy of loss reserves, as well as general market conditions, competition, pricing and restructurings.

                           PART II. OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Shareholders of The Chubb Corporation was held on April 22, 1997. Matters submitted to Shareholders at the meeting were as follows:

        Votes were cast in the following manner in connection with the election of each Director to serve until the next Annual Meeting of Shareholders.

                                                               Votes Against
Director                               Votes For                or Withheld
--------                               ---------                -----------
John C. Beck                         148,541,928                   71,004
Sheila P. Burke                      148,547,628                   65,304
James I. Cash, Jr                    148,558,744                   54,188
Percy Chubb, III                     147,186,437                1,426,495
Joel J. Cohen                        147,147,062                1,465,870
David H. Hoag                        145,452,643                3,160,289
Robert V. Lindsay                    148,451,884                  161,048
Thomas C. MacAvoy                    148,538,527                   74,405
Gertrude G. Michelson                148,459,751                  153,181
Dean R. O'Hare                       148,295,837                  317,095
Warren B. Rudman                     147,154,346                1,458,586
David G. Scholey                     147,183,563                1,429,369
Raymond G. H. Seitz                  147,167,036                1,445,896
Lawrence M. Small                    148,352,845                  260,087
Richard D. Wood                      148,515,462                   97,470

        For each Director, there were 1,180,594 abstaining votes. There were no broker non-votes cast.

        Votes were cast in the following manner in connection with the proposal to approve the selection of Ernst & Young LLP as the independent auditors of the Registrant for the year 1997.

                                     Votes For                Votes Against
                                     ---------                -------------
                                   149,231,919                   281,130

        There were 280,477 abstaining votes and no broker non-votes cast.

Item 6 - Exhibits and Reports on Form 8-K
a.       Exhibits
         Exhibit 3 - Restated by-laws of the Corporation filed herewith.

         Exhibit 10 - Material Contracts

         - Executive severance agreement between Mr. Edward Dunlop and The Chubb Corporation dated June 19, 1997.

         Exhibit 11.1 - Computation of earnings per share.

b.       Reports on Form 8-K
         The Registrant filed a current report on Form 8-K dated May 13, 1997 with respect to the announcement on May 13, 1997 that the Registrant completed the previously announced sale of all of the capital stock of Chubb Life Insurance Company of America, a wholly owned subsidiary of the Registrant, to Jefferson-Pilot Corporation for $875 million in cash.

         The Registrant filed a current report on Form 8-K dated June 12, 1997 with respect to the announcement on June 12, 1997 that Bellemead Development Corporation, a wholly owned subsidiary of the Registrant, reached a definitive agreement to sell a substantial portion of its commercial real estate properties for $758 million to PW/MS Acquisition I, LLC, a joint venture company formed by Paine Webber Real Estate Securities Inc. and Morgan Stanley Real Estate Fund II, L.P.



                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, The Chubb Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             THE CHUBB CORPORATION

                                                 (Registrant)



                                             By:  /s/ Henry B. Schram
                                                  --------------------------
                                                  Henry B. Schram
                                                  Senior Vice-President and
                                                   Chief Accounting Officer





Date: August 14, 1997

                                EXHIBIT INDEX


A.      Exhibit 3 - Restated by-laws of the Corporation filed herewith

B.      Exhibit 10 - Material Contracts

        - Executive severance agreement between Mr. Edward Dunlop and The Chubb Corporation dated June 19, 1997.

C.      Exhibit 11.1 - Computation of earnings per share.