Form 10-Q
period 1997-09-30
CHUBB CORP
filed 1997-11-12
CIK 20171

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                Washington, D. C.

                                      20549

                                    FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the transition period from                to
                               --------------    -----------------

Commission file number 1-8661

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


                   YES       X          NO
                       ----------------    -----------------

         The number of shares of common stock outstanding as of October 31, 1997 was 170,165,040.

                              THE CHUBB CORPORATION
                                      INDEX

                                                                     Page Number

Part I.   Financial Information:

  Item 1 - Financial Statements:

    Consolidated Balance Sheets as of
     September 30, 1997 and December 31, 1996.....................        1


    Consolidated Statements of Income for the
     Three Months and Nine Months Ended
     September 30, 1997 and 1996..................................        2


    Consolidated Statements of Cash Flows for the
     Nine Months Ended September 30, 1997 and 1996................        3


    Notes to Consolidated Financial Statements....................        4


  Item  2 - Management's Discussion and Analysis
    of Financial Condition and Results of Operations..............        7


Part II.  Other Information:

  Item 6 - Exhibits and Reports on Form 8-K.......................       15

                              THE CHUBB CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                Sept. 30,        Dec. 31,
                                                                  1997             1996
                                                                ---------        ---------
                                                                       (in millions)
Assets

  Invested Assets
    Short Term Investments ..............................       $ 1,117.1        $   275.9
    Fixed Maturities
      Held-to-Maturity - Tax Exempt (market $2,406.5
       and $2,573.4) ....................................         2,266.0          2,443.6
      Available-for-Sale
       Tax Exempt (cost $5,189.9 and $4,415.1) ..........         5,491.2          4,622.6
       Taxable (cost $4,027.3 and $4,038.7) .............         4,138.1          4,092.7
    Equity Securities (cost $607.4 and $540.5) ..........           764.8            646.3
                                                                ---------        ---------
           TOTAL INVESTED ASSETS ........................        13,777.2         12,081.1
  Cash ..................................................            12.3              4.7
  Accrued Investment Income .............................           185.5            195.3
  Premiums Receivable ...................................         1,123.9            984.9
  Reinsurance Recoverable on Unpaid Claims ..............         1,209.9          1,767.8
  Prepaid Reinsurance Premiums ..........................           114.7            326.7
  Funds Held for Asbestos-Related Settlement ............           596.0            599.9
  Deferred Policy Acquisition Costs .....................           672.1            601.2
  Real Estate Assets ....................................         1,624.1          1,604.0
  Deferred Income Tax ...................................           358.2            365.6
  Other Assets ..........................................           564.6            564.3
  Net Assets of Discontinued Operations .................              --            843.4
                                                                ---------        ---------
           TOTAL ASSETS .................................       $20,238.5        $19,938.9
                                                                =========        =========

Liabilities

  Unpaid Claims .........................................       $ 9,655.2        $ 9,523.7
  Unearned Premiums .....................................         2,675.5          2,617.5
  Short Term Debt .......................................           247.0            189.5
  Long Term Debt ........................................           817.4          1,070.5
  Dividend Payable to Shareholders ......................            49.6             47.2
  Accrued Expenses and Other Liabilities ................         1,134.3          1,027.6
                                                                ---------        ---------
           TOTAL LIABILITIES ............................        14,579.0         14,476.0
                                                                ---------        ---------

Shareholders' Equity

  Common Stock - $1 Par Value; 176,051,138 and
   176,084,173 Shares ...................................           176.1            176.1
  Paid-In Surplus .......................................           601.5            695.7
  Retained Earnings .....................................         4,956.0          4,530.5
  Foreign Currency Translation Losses,
   Net of Income Tax ....................................           (21.6)           (15.6)
  Unrealized Appreciation of Investments, Net ...........           370.1            238.7
  Receivable from Employee Stock Ownership Plan .........          (101.6)          (106.3)
  Treasury Stock, at Cost - 4,982,177 and
   1,223,182 Shares .....................................          (321.0)           (56.2)
                                                                ---------        ---------
           TOTAL SHAREHOLDERS' EQUITY ...................         5,659.5          5,462.9
                                                                ---------        ---------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...       $20,238.5        $19,938.9
                                                                =========        =========

See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                           PERIODS ENDED SEPTEMBER 30

                                                       Third Quarter                         Nine Months
                                                  1997              1996               1997              1996
                                               -----------       -----------        -----------       -----------
                                                                         (in millions)
Revenues
  Premiums Earned ......................       $   1,293.0       $   1,126.6        $   3,863.0       $   3,392.4
  Investment Income ....................             200.4             178.0              580.0             527.1
  Real Estate ..........................              46.3              52.4              138.1             269.8
  Realized Investment Gains (Losses) ...              29.1              (0.1)              74.2              31.2
                                               -----------       -----------        -----------       -----------
         Total Revenues ................           1,568.8           1,356.9            4,655.3           4,220.5
                                               -----------       -----------        -----------       -----------
Claims and Expenses
  Insurance Claims .....................             839.3             732.7            2,464.9           2,233.0
  Amortization of Deferred Policy
   Acquisition Costs ...................             348.2             302.4            1,047.4             919.3
  Other Insurance Operating Costs and
   Expenses ............................              85.3              76.8              247.0             216.9
  Real Estate Cost of Sales and
   Expenses ............................              46.1              47.5              146.7             253.5
  Investment Expenses ..................               2.7               2.6                8.6              10.1
  Corporate Expenses ...................               0.7               6.3                9.3              21.0
                                               -----------       -----------        -----------       -----------
         Total Claims and Expenses .....           1,322.3           1,168.3            3,923.9           3,653.8
                                               -----------       -----------        -----------       -----------
Income from Continuing Operations
 Before Federal and Foreign Income Tax..             246.5             188.6              731.4             566.7
Federal and Foreign Income Tax .........              52.5              34.4              156.6             107.3
                                               -----------       -----------        -----------       -----------
Income from Continuing Operations ......             194.0             154.2              574.8             459.4
Income from Discontinued Operations,
 Net of Tax ............................                --              11.0                 --              31.5
                                               -----------       -----------        -----------       -----------
Net Income .............................       $     194.0       $     165.2        $     574.8       $     490.9
                                               ===========       ===========        ===========       ===========
Average Common and Common Equivalent
 Shares Outstanding (In Thousands) .....           172,000           180,001            175,044           180,291

PER SHARE DATA

Income from Continuing Operations ......       $      1.12       $       .87        $      3.30       $      2.59
Income from Discontinued Operations ....                --               .06                 --               .17
                                               -----------       -----------        -----------       -----------
Net Income .............................       $      1.12       $       .93        $      3.30       $      2.76
                                               ===========       ===========        ===========       ===========
Dividends Declared .....................       $       .29       $       .27        $       .87       $       .81

See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30

                                                             1997            1996
                                                           --------        --------
                                                                (in millions)
Cash Flows from Operating Activities
  Net Income .......................................       $  574.8        $  490.9
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities
    Increase in Unpaid Claims, Net .................          689.4           135.7
    Increase in Unearned Premiums, Net .............          270.0           197.0
    Increase in Premiums Receivable ................         (139.0)         (104.1)
    Decrease in Medical Malpractice Reinsurance
     Related Receivable ............................             --           191.2
    Decrease in Funds Held for Asbestos-Related
     Settlement ....................................            3.9           367.4
    Increase in Deferred Policy Acquisition Costs ..          (70.9)          (43.0)
    Change in Deferred Federal Income Tax ..........          (65.6)          (15.2)
    Depreciation ...................................           44.6            43.4
    Realized Investment Gains ......................          (74.2)          (31.2)
    Income from Discontinued Operations,
     Net of Tax ....................................             --           (31.5)
    Other, Net .....................................           68.2            87.0
                                                           --------        --------
  Net Cash Provided by Operating Activities ........        1,301.2         1,287.6
                                                           --------        --------
Cash Flows from Investing Activities
  Proceeds from Sales of Fixed Maturities ..........        2,649.3         2,288.6
  Proceeds from Maturities of Fixed Maturities .....          479.2           584.7
  Proceeds from Sales of Equity Securities .........          250.6           150.9
  Proceeds from Sale of Discontinued
   Operations, Net .................................          861.2              --
  Purchases of Fixed Maturities ....................       (3,698.8)       (3,711.3)
  Purchases of Equity Securities ...................         (263.5)         (222.8)
  Increase in Short Term Investments, Net ..........         (841.2)         (176.9)
  Increase in Net Payable from Security
   Transactions Not Settled ........................           35.8            86.9
  Other, Net .......................................          (58.9)         (106.6)
                                                           --------        --------
  Net Cash Used in Investing Activities ............         (586.3)       (1,106.5)
                                                           --------        --------
Cash Flows from Financing Activities
  Proceeds from Issuance of Long Term Debt .........           10.0             5.0
  Repayment of Long Term Debt ......................          (34.5)          (82.4)
  Increase in Short Term Debt, Net .................           57.5            62.9
  Dividends Paid to Shareholders ...................         (146.9)         (137.2)
  Repurchase of Shares .............................         (641.1)          (56.4)
  Other, Net .......................................           47.7            25.0
                                                           --------        --------
  Net Cash Used in Financing Activities ............         (707.3)         (183.1)
                                                           --------        --------
Net Increase (Decrease) in Cash ....................            7.6            (2.0)
Cash at Beginning of Year ..........................            4.7            11.9
                                                           --------        --------
  Cash at End of Period ............................       $   12.3        $    9.9
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

                  The net change in unrealized appreciation of investments carried at market value was as follows:

                                                         Periods Ended September 30
                                                -----------------------------------------------
                                                    Third Quarter              Nine Months
                                                -------------------        --------------------
                                                 1997         1996          1997          1996
                                                ------       ------        ------        ------
                                                                (in millions)
Continuing Operations
     Change in unrealized appreciation of
       equity securities ................       $ 14.7       $ (2.2)       $ 51.6        $  8.3
     Change in unrealized appreciation of
       fixed maturities .................        123.6         53.6         150.6        (199.1)
                                                ------       ------        ------        ------
                                                 138.3         51.4         202.2        (190.8)
     Deferred income tax (credit) .......         48.6         17.9          70.8         (66.8)
                                                ------       ------        ------        ------
     Change in unrealized appreciation ..         89.7         33.5         131.4        (124.0)

Discontinued operations, net ............           --          3.1            --         (30.7)
                                                ------       ------        ------        ------
Change in unrealized appreciation of
 investments, net .......................       $ 89.7       $ 36.6        $131.4       $(154.7)
                                                ======       ======        ======        ======

4)       Real Estate

                  In June 1997, a definitive agreement was reached to sell a substantial portion of the Corporation's commercial real estate properties. The sale is subject to various closing adjustments and other customary conditions. The carrying value of certain real estate assets was reduced by $10.2 million in the second quarter of 1997 to reflect the terms of the agreement. This charge is included in real estate cost of sales and expenses in the consolidated statements of income.

                  On November 7, 1997, the sale of almost all of the properties covered by the agreement reached in June was closed for $737 million, which includes $628 million in cash and the assumption of $109 million in debt. The buyer is a joint venture formed by Paine Webber Real Estate Securities Inc., Morgan Stanley Real Estate Fund II, L.P. and Gale & Wentworth, L.L.C. Closing on the few remaining properties under the agreement is expected to occur in 1998. Revenues from the sale will be recognized at the time of the closings.

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

                  In June 1997, the United States Supreme Court set aside the ruling by the United States Court of Appeals for the Fifth Circuit that had approved the global settlement agreement among Pacific Indemnity Company (a subsidiary of the Corporation), Continental Casualty Company (a subsidiary of CNA Financial Corporation), Fibreboard Corporation and attorneys representing claimants against Fibreboard. The Supreme Court ordered the Fifth Circuit Court to reconsider its approval of the global settlement agreement in light of a June 1997 ruling by the Supreme Court rejecting an unrelated settlement that included several former asbestos manufacturers.

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

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND
           1996 AND FOR THE QUARTERS ENDED SEPTEMBER 30, 1997 AND 1996

PROPERTY AND CASUALTY INSURANCE

         Earnings from our property and casualty business were substantially higher in the first nine months of 1997 compared with the same period of 1996. The increase in 1997 was due to a significant improvement in underwriting results together with strong growth in investment income. Underwriting results in 1996 were adversely affected by substantially higher catastrophe losses in the first quarter. Property and casualty income after taxes amounted to $506.1 million in the first nine months of 1997 and $162.4 million in the third quarter compared with $415.7 million and $145.8 million, respectively, in 1996.

         Net premiums written were $4.1 billion in the first nine months of 1997 and $1.3 billion in the third quarter, representing increases of 15.1% and 11.5%, respectively, over the comparable periods of 1996. A portion of the increase in premiums written in the first nine months of both 1996 and 1997 was due to changes to the agreements pertaining to the exchange of reinsurance on a quota share basis with the Sun Alliance Group plc. Effective January 1, 1996, these agreements were amended to reduce the portion of each company's business reinsured with the other. As a result of the 1996 merger of Sun Alliance with Royal Insurance Holdings plc, these agreements were terminated effective January 1, 1997. The Corporation's property and casualty subsidiaries now retain a greater portion of the business they write directly and no longer assume any reinsurance from Sun Alliance.

         Excluding the effects of the 1996 changes to the reinsurance agreements with Sun Alliance and the 1997 termination of such agreements, net premiums written increased by 9.1% in the first nine months of 1997 and 9.2% in the third quarter over the comparable periods in 1996. Personal lines premium growth was particularly strong. Premium growth was also due in part to modifications to our casualty excess of loss reinsurance program, principally for excess liability and executive protection coverages. The changes, effective January 1, 1997, included an increase in the initial retention for each loss from $10 million to $25 million. These changes in our casualty reinsurance program increased net premiums written in the first nine months of 1997 by approximately $50 million.

         The marketplace continued to be competitive, particularly in the commercial classes. Competitors continued to place significant pressure on pricing as they attempted to maintain or increase market share. As a result, price increases continued to be difficult to achieve.

         Underwriting results were profitable in 1997 and 1996. Our combined loss and expense ratio was 96.4% in the first nine months of 1997 and 97.5% in the third quarter compared with 98.3% and 97.2%, respectively, in 1996.

         The loss ratio was 64.2% for the first nine months of 1997 and 65.3% for the third quarter compared with 66.2% and 65.4%, respectively, in the prior year. The loss ratios continue to reflect the favorable experience resulting from the consistent application of our disciplined underwriting standards. The loss ratio in the first nine months of 1996 was adversely affected by catastrophe losses in the first quarter, resulting primarily from the winter storms in the eastern part of the United States. Catastrophe losses in the first nine months of 1997 amounted to $56.5 million which represented 1.5 percentage points of the loss ratio compared with $107.8 million or 3.2 percentage points in 1996. Catastrophe losses for the third quarter of 1997 amounted to $28.0 million or 2.2 percentage points of the loss ratio compared with $23.9 million or 2.1 percentage points in 1996.

         Our expense ratio was 32.2% for both the first nine months and the third quarter of 1997 compared with 32.1% for the first nine months of 1996 and 31.8% for the third quarter.

         Underwriting results during 1997 and 1996 by class of business were as follows:

                                                 Nine Months Ended September 30
                                     -------------------------------------------------------
                                           Net Premiums                 Combined Loss and
                                             Written                      Expense Ratios
                                     ------------------------       ------------------------
                                       1997            1996           1997            1996
                                     --------        --------       --------        --------
                                           (in millions)
Personal Insurance
  Automobile .................       $  228.5        $  184.9           86.5%           86.2%
  Homeowners .................          533.1           413.8           92.1           107.8
  Other ......................          239.5           192.1           66.5            67.5
                                     --------        --------       --------        --------
      Total Personal .........        1,001.1           790.8           84.7            93.0
                                     --------        --------       --------        --------
Commercial Insurance
  Multiple Peril .............          611.6           496.1          115.2           117.8
  Casualty ...................          687.3           620.3          112.4           111.8
  Workers' Compensation ......          225.6           183.8          106.4           100.1
  Property and Marine ........          447.5           377.9          105.7            95.3
  Executive Protection .......          663.1           578.2           73.4            78.4
  Other ......................          500.6           407.0           87.0            88.2
                                     --------        --------       --------        --------
      Total Commercial .......        3,135.7         2,663.3           99.4            99.2
                                     --------        --------       --------        --------
      Total Before Reinsurance
       Assumed ...............        4,136.8         3,454.1           96.0            97.7
Reinsurance Assumed ..........           (3.8)          135.3            N/M             N/M
                                     --------        --------       --------        --------
      Total ..................       $4,133.0        $3,589.4           96.4%           98.3%
                                     ========        ========       ========        ========

                                                  Quarter Ended September 30
                                     ------------------------------------------------------
                                           Net Premiums               Combined Loss and
                                             Written                    Expense Ratios
                                     -----------------------       ------------------------
                                       1997           1996           1997            1996
                                     --------       --------       --------        --------
                                           (in millions)
Personal Insurance
  Automobile .................       $   75.5       $   63.0           87.8%           87.4%
  Homeowners .................          180.5          139.1           90.5            98.4
  Other ......................           75.8           61.8           69.0            67.4
                                     --------       --------       --------        --------
      Total Personal .........          331.8          263.9           84.8            88.3
                                     --------       --------       --------        --------
Commercial Insurance
  Multiple Peril .............          198.5          170.4          122.8           117.0
  Casualty ...................          215.3          198.5          108.6           113.1
  Workers' Compensation ......           68.5           55.8          110.4           108.4
  Property and Marine ........          144.6          122.7          103.4            99.8
  Executive Protection .......          226.9          196.6           74.8            72.2
  Other ......................          158.9          131.2           95.2            89.8
                                     --------       --------       --------        --------
      Total Commercial .......        1,012.7          875.2          101.4            99.4
                                     --------       --------       --------        --------
      Total Before Reinsurance
       Assumed ...............        1,344.5        1,139.1           97.5            97.0
Reinsurance Assumed ..........             --           66.7             --           102.9
                                     --------       --------       --------        --------
      Total ..................       $1,344.5       $1,205.8           97.5%           97.2%
                                     ========       ========       ========        ========

  PERSONAL INSURANCE

         Premiums from personal insurance coverages, which represent approximately 24% of the premiums written by our property and casualty subsidiaries, increased by $210.3 million or 26.6% in the first nine months of 1997 and $67.9 million or 25.7% in the third quarter compared with the same periods in 1996. Of these increases, $104.8 million in the first nine months of 1997 and $37.1 million in the third quarter were due to the increase in our retention percentage for these classes resulting from the termination of the reinsurance agreement with Sun Alliance. In addition, net premiums written for the personal classes included $65.8 million and $30.6 million in the first quarter of 1997 and 1996, respectively, due to the effect of the portfolio transfer of unearned premiums as of January 1 of each year resulting from the termination of the reinsurance agreement.

         Excluding the effects of the termination of the reinsurance agreement with Sun Alliance, premium growth for the personal classes was 9.3% in the first nine months of 1997 and 11.7% in the third quarter. We continued to grow our homeowners and other non-automobile business in non-catastrophe prone areas. Personal automobile premiums increased as a result of an increase in the number of in-force policies for high value automobiles.

         Underwriting results for our personal insurance business were substantially more profitable in the first nine months of 1997 than in the prior year. Underwriting results in 1996 were adversely affected by significant catastrophe losses in the first quarter. Underwriting results were highly profitable in the third quarter of both years. The combined loss and expense ratios were 84.7% for the first nine months of 1997 and 84.8% for the third quarter compared with 93.0% and 88.3%, respectively, in 1996.

         Homeowners results were profitable in 1997, benefiting from stable loss frequency and modest catastrophe losses. Results for the first nine months of 1996 for this class were adversely affected by significant weather-related catastrophe losses in the first quarter. Catastrophe losses represented 3.8 percentage points of the loss ratio for this class in the first nine months of 1997 and 5.1 percentage points in the third quarter compared with 17.9 percentage points and 6.5 percentage points, respectively, in 1996. Other personal coverages, which include insurance for personal valuables and excess liability, produced highly profitable results in 1997 and 1996 due to continued favorable loss experience. Our automobile business produced profitable results in 1997 and 1996 due primarily to stable loss frequency and severity.

  COMMERCIAL INSURANCE

         Premiums from commercial insurance, which represent approximately 76% of our total writings, increased by $472.4 million or 17.7% in the first nine months of 1997 and $137.5 million or 15.7% in the third quarter compared with the same periods a year ago. Of these increases, $188.2 million in the first nine months of 1997 and $63.7 million in the third quarter were due to the increase in our retention percentage for these classes resulting from the termination of the reinsurance agreement with Sun Alliance. In addition, net premiums written for the commercial classes included $108.8 million and $61.0 million in the first quarter of 1997 and 1996, respectively, due to the effect of the portfolio transfer of unearned premiums as of January 1 of each year resulting from the termination of the reinsurance agreement.

         Excluding the effects of the termination of the reinsurance agreement with Sun Alliance, premium growth for the commercial classes was 9.1% in the first nine months of 1997 and 8.4% in the third quarter. Premium growth for the excess liability component of our casualty coverages and for our executive protection coverages benefited from the changes to our casualty excess of loss reinsurance program. Premium growth was also due to the selective writing of new accounts, exposure growth on existing business and the purchase of additional coverages by current customers. Growth continues to be hindered by intense competition which has resulted in declining rate levels for several classes of business.

         Our commercial insurance business produced marginally profitable underwriting results in the first nine months of 1997 and 1996. Results were modestly unprofitable in the third quarter of 1997 compared with profitable results in the same period in 1996. The combined loss and expense ratios were 99.4% for the first nine months of 1997 and 101.4% for the third quarter compared with 99.2% and 99.4%, respectively, in 1996.

         Multiple peril results improved somewhat in the first nine months of 1997 compared with 1996 but remained unprofitable. Results in both years were adversely affected by inadequate prices and an increase in the frequency of large losses. The improvement in 1997 was due to lower catastrophe losses. Catastrophes losses in the first nine months of 1997 represented 2.0 percentage points of the loss ratio for this class compared with 4.8 percentage points in 1996.

         Results for our casualty business were similarly unprofitable in the first nine months of 1997 and 1996. Casualty results were adversely affected in both years by increases in loss reserves for asbestos-related and toxic waste claims. The excess liability component of our casualty coverages has remained profitable due to favorable loss experience in this class. Results in the automobile component were unprofitable in 1997 compared with profitable results in 1996 due to an increase in the frequency of large losses for this class.

         Workers' compensation results were unprofitable in the first nine months of 1997 compared with breakeven results in 1996. Results were unprofitable in the third quarter of both years. Results have deteriorated due primarily to the cumulative effect of price reductions over the past several years.

         Property and marine results were unprofitable in 1997 compared with profitable results in 1996. Results in 1997 were adversely affected by an increase in the frequency of large losses, including several large overseas losses. Catastrophe losses represented 6.5 percentage points of the loss ratio for this class in the first nine months of 1997 and 9.6 percentage points in the third quarter compared with 4.8 percentage points and 6.9 percentage points, respectively, in 1996.

         Results for our executive protection business were highly profitable in 1997 and 1996 due to favorable loss experience. Our financial institutions business produced less profitable results in 1997 than in 1996. Results in the financial fidelity portion of this business remained highly profitable. The non-fidelity results deteriorated in 1997, particularly in the third quarter due to several large losses. Results in our other commercial classes were profitable in 1997 compared with modestly unprofitable results in 1996.

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

         Underwriting results for this segment in 1997, which represent our share of the Sun Alliance business for the last six months of 1996, were near breakeven. Results for this segment were near breakeven in the first nine months of 1996. The combined loss and expense ratio for this business was not meaningful for the first nine months of both years due to the effect on the expense ratio of the portfolio transfer of unearned premiums as of January 1 of each year.

  LOSS RESERVES

         Gross loss reserves were $9,655.2 million and $9,523.7 million at September 30, 1997 and December 31, 1996, respectively. Reinsurance recoverables on such loss reserves were $1,209.9 million and $1,767.8 million at September 30, 1997 and December 31, 1996, respectively. As a result of the termination of the reinsurance agreements with Sun Alliance, there were portfolio transfers of gross loss reserves and reinsurance recoverables as of January 1, 1997. The effect of these portfolio transfers was a decrease in gross loss reserves of $183.8 million and a decrease in reinsurance recoverables of $470.0 million.

         Excluding the effects of the portfolio transfers, loss reserves, net of reinsurance recoverable, increased by $403.2 million during the first nine months of 1997. Substantial reserve growth continued to occur in those liability classes, primarily excess liability and executive protection, that are characterized by delayed loss reporting and extended periods of settlement.

         Losses incurred related to asbestos and toxic waste claims were $95.2 million in the first nine months of 1997 and $115.4 million for the same period in 1996.

         A discussion of the 1993 Fibreboard asbestos-related settlement is incorporated by reference from Item 7 of the Corporation's Form 10-K for the year ended December 31, 1996. The following development during 1997 relates to the settlement. In June 1997, the United States Supreme Court set aside the ruling by the United States Court of Appeals for the Fifth Circuit that had approved the global settlement agreement among Pacific Indemnity Company (a subsidiary of the Corporation), Continental Casualty Company (a subsidiary of CNA Financial Corporation), Fibreboard Corporation and attorneys representing claimants against Fibreboard. The Supreme Court ordered the Fifth Circuit Court to reconsider its approval of the global settlement agreement in light of a June 1997 ruling by the Supreme Court rejecting an unrelated settlement that included several former asbestos manufacturers.

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

INVESTMENTS

         Investment income after deducting expenses and taxes increased by 8.9% in both the first nine months and the third quarter of 1997 compared with the same periods in 1996. The growth was due to an increase in invested assets since the third quarter of 1996, reflecting strong cash flow from operations, which was partially offset by lower yields on new investments. The effective tax rate on investment income increased to 16.8% in the first nine months of 1997 from 15.5% in the comparable period of 1996 due to holding a larger proportion of our investment portfolio in taxable securities.

         New cash available for investment in the first nine months of 1997 included approximately $330 million received in late March as the net result of the portfolio transfers of unearned premiums and loss reserves as of January 1, 1997 related to the termination of the reinsurance agreements with Sun Alliance. New cash available for investment, together with the proceeds from the sale of approximately $250 million of foreign bonds in the first quarter, was invested in tax-exempt bonds and, to a lesser extent, mortgage-backed securities and corporate bonds. The foreign bonds were sold due to the reduction in foreign liabilities resulting from the termination of the reinsurance agreements with Sun Alliance. We maintain investments in highly liquid, short term securities at all times to provide for immediate cash needs.

REAL ESTATE

         Real estate operations resulted in a loss after taxes of $5.1 million in the first nine months of 1997 compared with income of $10.0 million in 1996. The loss in 1997 reflects the $6.6 million after tax charge discussed below. Earnings in 1996 benefited from the sale of several rental properties in the first quarter. Revenues were $138.1 million in the first nine months of 1997 compared with $269.8 million in 1996, which included the revenues from the sale of the rental properties.

         In June 1997, a definitive agreement was reached to sell a substantial portion of our commercial real estate properties. The sale is subject to various closing adjustments and other customary conditions. To reflect the terms of the agreement, the carrying value of certain assets was reduced by $10.2 million, or $6.6 million after tax, in the second quarter of 1997.

         On November 7, 1997, the sale of almost all of the properties covered by the agreement reached in June was closed for $737 million, which includes $628 million in cash and the assumption of $109 million in debt. The buyer is a joint venture formed by Paine Webber Real Estate Securities Inc., Morgan Stanley Real Estate Fund II, L.P. and Gale & Wentworth, L.L.C. Closing on the few remaining properties under the agreement is expected to occur in 1998. Revenues from the sale will be recognized at the time of the closings.

         We are continuing to explore the sale of certain of our residential, retail and remaining commercial properties.

CORPORATE

         Investment income earned on corporate invested assets and interest and other expenses not allocated to the operating subsidiaries are reflected in the corporate segment. Corporate income after taxes was $25.6 million in the first nine months of 1997 compared with $13.4 million in the same period of 1996. The increase was due primarily to a reduction in interest expense.

INVESTMENT GAINS AND LOSSES

         Decisions to sell securities are governed principally by considerations of investment opportunities and tax consequences. As a result, realized investment gains and losses may vary significantly from period to period. Net investment gains before taxes of $74.2 million were realized in the first nine months of 1997 compared with net gains of $31.3 million for the same period in 1996.

DISCONTINUED OPERATIONS - LIFE AND HEALTH INSURANCE

         On May 13, 1997, the Corporation completed the sale of Chubb Life Insurance Company of America to Jefferson-Pilot Corporation for $875 million in cash, subject to closing related adjustments. The life and health insurance subsidiaries have been classified as discontinued operations. The discontinued life and health insurance operations did not affect the Corporation's net income in the first nine months of 1997 and will not affect net income in future periods. Earnings from the discontinued life and health insurance operations were $31.5 million in the first nine months of 1996, including realized investment gains of $4.1 million.

CAPITAL RESOURCES

         In February 1994, the Board of Directors authorized the repurchase of up to 10,000,000 shares of common stock. Through March 6, 1997, the Corporation repurchased 6,851,600 shares under the 1994 share repurchase program, including 3,148,600 shares repurchased in the first quarter of 1997. On March 7, 1997, the Board of Directors replaced the 1994 program with a new share repurchase program, which authorized the repurchase of up to 17,500,000 shares of common stock. Through September 30, 1997, the Corporation repurchased 7,200,200 shares under the new repurchase program. In the aggregate, the Corporation repurchased 10,348,800 shares in open-market transactions in the first nine months of 1997 at a cost of $641.1 million. At September 30, 1997, an additional 10,299,800 shares may be repurchased under the new authorization. The net proceeds from the sale of Chubb Life Insurance Company of America are being used to repurchase shares of common stock.

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

         The cash proceeds from the sale of real estate properties to the joint venture are expected to be used to further reduce debt.

FORWARD LOOKING INFORMATION

         Certain statements in this document may be considered to be "forward looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995, such as statements that include the words or phrases "will likely result", "expected to", "will continue", "is anticipated", "estimate", "project", "intends to" or similar expressions. Such statements are subject to certain risks and uncertainties. The factors which could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Corporation's public filings with the Securities and Exchange Commission and specifically to: risks or uncertainties associated with the Corporation's expectations of litigation developments or its ongoing announced sale activities relating to portions of its non-property and casualty businesses, or associated with its expectations of proceeds deployment and, more generally, to: general economic conditions including changes in interest rates and the performance of the financial markets, changes in domestic and foreign laws, regulations and taxes, changes in competition and pricing environments, regional or general changes in asset valuations, the occurrence of significant natural disasters, the inability to reinsure certain risks economically, the adequacy of loss reserves, as well as general market conditions, competition, pricing and restructurings.

                           PART II. OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

A.   Exhibit 11.1 - Computation of earnings per share.

B. Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended September 30, 1997.



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


Date: November 12, 1997