Form 10-K
period 1997-12-31
CHUBB CORP
filed 1998-03-27
CIK 20171

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant was $13,506,798,832 as of March 9, 1998.

                                  168,518,126
        Number of shares of common stock outstanding as of March 9, 1998

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of The Chubb Corporation 1997 Annual Report to Shareholders are incorporated by reference in Parts I, II and IV of this Form 10-K. Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders on April 28, 1998 are incorporated by reference in Part III of this Form 10-K.

================================================================================

                                    PART I.
ITEM 1.  BUSINESS

GENERAL

     The Chubb Corporation (the Corporation) was incorporated as a business corporation under the laws of the State of New Jersey in June 1967. The Corporation is a holding company with subsidiaries principally engaged in two industries: property and casualty insurance and real estate. On May 13, 1997, the Corporation completed the sale of its life and health insurance subsidiaries to Jefferson-Pilot Corporation. Accordingly, the life and health insurance subsidiaries have been classified as discontinued operations in the consolidated financial statements. The Corporation and its subsidiaries employed approximately 11,000 persons worldwide on December 31, 1997.

     Revenues, income from continuing operations before income tax and identifiable assets for each industry segment for the three years ended December 31, 1997 are included in Note (14) of the notes to consolidated financial statements incorporated by reference from the Corporation's 1997 Annual Report to Shareholders.

     The property and casualty insurance subsidiaries provide insurance coverages principally in the United States, Canada, Europe and parts of Australia, Latin America and the Far East. The real estate subsidiaries have no international operations. Revenues, income from operations before income tax and identifiable assets of the property and casualty insurance subsidiaries by geographic area for the three years ended December 31, 1997 are included in Note
(15) of the notes to consolidated financial statements incorporated by reference from the Corporation's 1997 Annual Report to Shareholders.

PROPERTY AND CASUALTY INSURANCE GROUP

     The Property and Casualty Insurance Group (the Group) is composed of Federal Insurance Company (Federal), Pacific Indemnity Company (Pacific Indemnity), Vigilant Insurance Company (Vigilant), Great Northern Insurance Company (Great Northern), Chubb Custom Insurance Company (Chubb Custom), Chubb National Insurance Company (Chubb National), Chubb Indemnity Insurance Company (Chubb Indemnity), Chubb Insurance Company of New Jersey (Chubb New Jersey), Texas Pacific Indemnity Company, Northwestern Pacific Indemnity Company, Chubb Insurance Company of Canada, Chubb Insurance Company of Europe, S.A., Chubb Insurance Company of Australia Limited, Chubb do Brasil Companhia de Seguros and Chubb Atlantic Indemnity Ltd.

     The Group presently underwrites most forms of property and casualty insurance. All members of the Group write non-participating policies. Several members of the Group also write participating policies, particularly in the workers' compensation class of business, under which dividends are paid to the policyholders.

  Premiums Written

     An analysis of the Group's premiums written during the past three years is shown in the following table:

                                     DIRECT          REINSURANCE      REINSURANCE          NET
                                    PREMIUMS          PREMIUMS         PREMIUMS          PREMIUMS
YEAR                                 WRITTEN         ASSUMED(A)        CEDED(A)          WRITTEN
----                                --------         -----------      -----------        --------
                                                            (IN MILLIONS)
1995.............................    $4,907.3          $747.3          $1,348.6          $4,306.0
1996.............................     5,166.5           436.8             829.5           4,773.8
1997.............................     5,524.4           162.9             239.3           5,448.0

---------------
     (a) Intercompany items eliminated.

     Reinsurance premiums assumed and ceded decreased in 1996 and 1997 due to changes in reinsurance agreements with the Royal & Sun Alliance Insurance Group plc (Sun Alliance). These changes are described in Note (11) of the notes to consolidated financial statements incorporated by reference from the Corporation's 1997 Annual Report to Shareholders.

     The net premiums written during the last five years for major classes of the Group's business are incorporated by reference from page 16 of the Corporation's 1997 Annual Report to Shareholders.

     One or more members of the Group are licensed and transact business in each of the 50 states of the United States, the District of Columbia, Puerto Rico, the Virgin Islands, Canada, Europe and parts of Australia, Latin America and the Far East. In 1997, approximately 84% of the Group's direct business was produced in the United States, where the Group's businesses enjoy broad geographic distribution with a particularly strong market presence in the Northeast. The four states accounting for the largest amounts of direct premiums written were New York with 13%, California with 10%, New Jersey with 6% and Pennsylvania with 5%. No other state accounted for 5% or more of such premiums. Approximately 9% of the Group's direct premiums written was produced in Europe and 4% was produced in Canada.

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

     The net premiums and the loss, expense and combined loss and expense ratios of the Group for the last five years are shown in the following table:

                                        NET PREMIUMS
                                       (IN MILLIONS)                                          COMBINED
                                   ----------------------                                     LOSS AND
                                                                LOSS           EXPENSE         EXPENSE
YEAR                                WRITTEN      EARNED        RATIOS          RATIOS          RATIOS
----                                -------      ------        ------          -------        --------
1993.............................  $ 3,646.3    $ 3,504.8         82.5%           32.3%           114.8%
1994.............................    3,951.2      3,776.3         67.0            32.5             99.5
1995.............................    4,306.0      4,147.2         64.7            32.1             96.8
1996.............................    4,773.8      4,569.3         66.2            32.1             98.3
1997.............................    5,448.0      5,157.4         64.5            32.4             96.9
                                   ---------    ---------      -------         -------        ---------
 Total for five years ended
   December 31, 1997.............  $22,125.3    $21,155.0         68.3%           32.3%           100.6%
                                   =========    =========      =======         =======        =========

     Results for 1993 includes the effects of a $675.0 million increase in unpaid claims related to an agreement for the settlement of asbestos-related litigation and a $125.0 million return premium to the Group related to the commutation of a medical malpractice reinsurance agreement. Excluding the effects of these items, the loss ratio, the expense ratio and the combined loss and expense ratio were 65.5%, 33.5% and 99.0%, respectively, for the year 1993 and 65.5%, 32.5% and 98.0%, respectively, for the five years ended December 31, 1997.

     The combined loss and expense ratios during the last five years for major classes of the Group's business are incorporated by reference from page 16 of the Corporation's 1997 Annual Report to Shareholders.

     Another frequently used measurement in the property and casualty insurance industry is the ratio of statutory net premiums written to policyholders' surplus. At December 31, 1997 and 1996, such ratio for the Group was 2.13 and 1.93, respectively. The increase in the ratio in 1997 was due to Federal distributing its investment in a real estate subsidiary to the Corporation in the form of a dividend.

  Producing and Servicing of Business

     In the United States and Canada, the Group is represented by approximately 3,600 independent agents and accepts business on a regular basis from an estimated 450 insurance brokers. In most instances, these agents and brokers also represent other companies which compete with the Group. The offices maintained by the Group assist these agents and brokers in producing and servicing the Group's business. In addition to the administrative offices in Warren, New Jersey, the Group operates 5 zone offices and 61 branch and service offices in the United States and Canada.

     The Group's overseas business is developed by its foreign agents and brokers through local branch offices of the Group and by its United States and Canadian agents and brokers. Overseas business was also obtained from reinsurance assumed on a quota share basis from certain subsidiaries of Sun Alliance. Effective January 1, 1997, this reinsurance agreement was terminated. In conducting its overseas business, the Group reduces the risks relating to currency fluctuations by maintaining investments in those foreign currencies in which the Group transacts business, with characteristics similar to the liabilities in those currencies. The net asset or liability exposure to the various foreign currencies is regularly reviewed.

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

     A large portion of the Group's reinsurance is effected under contracts known as treaties under which all risks meeting prescribed criteria are automatically covered. For many years, a portion of the insurance business written by the Group was reinsured on a quota share basis with a subsidiary of Sun Alliance. Effective January 1, 1997, this reinsurance agreement was terminated. Additional information related to the Group's ceded reinsurance with the subsidiary of Sun Alliance is included in Note (11) of the notes to consolidated financial statements incorporated by reference from the Corporation's 1997 Annual Report to Shareholders and in Item 7 on pages 17 and 18 of this report. Most of the Group's remaining treaty reinsurance arrangements consist of excess of loss and catastrophe contracts with other insurers or reinsurers which protect against a specified part or all of certain types of losses over stipulated amounts arising from any one occurrence or event. In certain circumstances, reinsurance is also effected by negotiation on individual risks. The amount of each risk retained by the Group is subject to maximum limits which vary by line of business and type of coverage. Retention limits are continually reviewed and are revised periodically as the Group's capacity to underwrite risks changes. Additional information related to the Group's reinsurance programs is included in Item 7 of this report on pages 17 and 18. Reinsurance contracts do not relieve the Group of its obligation to the policyholders.

     The collectibility of reinsurance is subject to the solvency of the reinsurers. The Group is selective in regard to its reinsurers, placing reinsurance with only those reinsurers with strong balance sheets and superior underwriting ability. The Group monitors the financial strength of its reinsurers on an ongoing basis. As a result, uncollectible amounts have not been significant.

     The Group has an exposure to insured losses caused by hurricanes, earthquakes, winter storms, windstorms and other catastrophic events. The frequency and severity of catastrophes are unpredict-able. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in an area affected by the event and the severity of the event. The Group continually assesses its concentration of underwriting exposures in catastrophe prone areas and develops strategies to manage this exposure through individual risk selection, subject to regulatory constraints, and through the purchase of catastrophe reinsurance. The Group has invested in modeling techniques that allow it to better monitor catastrophe exposures. In addition, the Group maintains records showing concentrations of risk in catastrophe prone areas such as California (earthquake and brush fires) and the Southeast coast of the United States (hurricanes). In recent years, the Group has increased its initial retention limit for each catastrophic event. The Group has also raised its reinsurance coverage limits for each event. The Group's current principal catastrophe reinsurance program provides coverage for individual catastrophic events of approximately 73% of losses between $100.0 million and $450.0 million.

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

     The process of establishing the liability for unpaid claims and claim adjustment expenses is an imprecise science subject to variables that are influenced by both internal and external factors. This is true because claim settlements to be made in the future will be impacted by changing rates of inflation (particularly medical cost inflation) and other economic conditions, changing legislative, judicial and social environments and changes in the Group's claim handling procedures. In many liability cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to the Group and the settlement of the loss. Approximately 60% of the Group's net unpaid claims and claim adjustment expenses at December 31, 1997 were for IBNR--claims which had not yet been reported to the Group, some of which were not yet known to the insured, and future development on reported claims. In spite of this imprecision, financial reporting requirements dictate that insurance companies report a single amount as the estimate of unpaid claims and claim adjustment expenses as of each evaluation date. These estimates are continually reviewed and updated. Any resulting adjustments are reflected in current operating results.

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

     The following table provides a reconciliation of the beginning and ending liability for unpaid claims and claim adjustment expenses, net of reinsurance recoverable, and a reconciliation of the ending net liability to the corresponding liability on a gross basis for the years ended December 31, 1997, 1996 and 1995:

                                                            YEARS ENDED DECEMBER 31
                                                         ------------------------------
                                                           1997       1996       1995
                                                           ----       ----       ----
                                                                 (IN MILLIONS)
Net liability, beginning of year....................... $7,755.9   $7,614.5   $6,932.9
                                                         -------    -------    -------
Net incurred claims and claim adjustment expenses
  Provision for claims occurring in the current year...  3,372.3    3,053.6    2,705.8
  Decrease in estimates for claims occurring in prior
     years.............................................    (65.3)     (42.8)     (35.8)
                                                         -------    -------    -------
                                                         3,307.0    3,010.8    2,670.0
                                                         -------    -------    -------
Net payments for claims and claim expenses related to
  Current year.........................................  1,080.0      980.0      737.7
  Prior years..........................................  1,418.3    1,889.4    1,250.7
                                                         -------    -------    -------
                                                         2,498.3    2,869.4    1,988.4
                                                         -------    -------    -------
Net liability, end of year.............................  8,564.6    7,755.9    7,614.5
Reinsurance recoverable, end of year...................  1,207.9    1,767.8    1,973.7
                                                         -------    -------    -------
Gross liability, end of year........................... $9,772.5   $9,523.7   $9,588.2
                                                         =======    =======    =======

     As reestimated at December 31, 1997, the liability for unpaid claims and claim adjustment expenses, net of reinsurance recoverable, as established at the previous year-end was redundant by $65.3 million. This compares with favorable development of $42.8 million and $35.8 million during 1996 and 1995, respectively. Such redundancies were reflected in the Group's operating results in these respective years. Each of the past three years benefited from favorable claim severity trends for certain liability classes; this was offset each year in varying degrees by increases in claims and claim adjustment expenses relating to asbestos and toxic waste claims.

     As a result of the changes to the reinsurance agreements with Sun Alliance, there were portfolio transfers of gross loss reserves and reinsurance recoverable as of January 1, 1996 and 1997. The effect of these portfolio transfers was a decrease in gross loss reserves of $183.8 million and $209.3 million and a decrease in reinsurance recoverable of $470.0 million and $244.3 million in 1997 and 1996, respectively.

     Unpaid claims and claim adjustment expenses, net of reinsurance recoverable, increased by $808.7 million in 1997 compared with $141.4 million and $681.6 million in 1996 and 1995, respectively. The 1996 increase would have been greater except that loss reserves were reduced as the result of significant payments during the year related to the settlement of asbestos-related claims against Fibreboard Corporation. The Fibreboard reserves and related loss payments are presented in the table on page 7. The Fibreboard settlement is further discussed in Item 7 of this report on pages 21 and 22.

     Excluding the Fibreboard reserves and the effect of the portfolio transfers, loss reserves, net of reinsurance recoverable, increased by $516.5 million or 7% in 1997, $562.9 million or 9% in 1996, and $731.8 million or 12% in 1995. Substantial reserve growth has occurred each year in those liability classes, primarily excess liability and executive protection, that are characterized by delayed loss reporting and extended periods of settlement. These coverages represent a significant portion of the Group's business. The Group continues to emphasize early and accurate reserving, inventory management of claims and suits, and control of the dollar value of settlements. The number of outstanding claims at year-end 1997 was approximately 3% higher than the number at year-end 1996, which was in turn 7% higher than that at year-end 1995. Such increases were due in part to a shift for certain liability classes toward a book of business with more frequent and less severe claims, offset somewhat in 1997 by a significantly lower number of outstanding property claims at year-end 1997 due to the absence of catastrophes toward the end of the year.

     The uncertainties relating to unpaid claims, particularly for asbestos and toxic waste claims on insurance policies written many years ago, are discussed in Item 7 of this report on pages 21 through 24.

     The following table provides a reconciliation of the beginning and ending liability for unpaid claims and claim adjustment expenses, net of reinsurance recoverable, related to asbestos and toxic waste claims for the years ended December 31, 1997, 1996 and 1995. Reinsurance recoveries related to such claims are not significant.

                                                                     YEARS ENDED DECEMBER 31
                                -------------------------------------------------------------------------------------------------
                                             1997                              1996                             1995
                                -------------------------------   ------------------------------   ------------------------------
                                FIBREBOARD    ALL                 FIBREBOARD    ALL                FIBREBOARD    ALL
                                 RELATED     OTHER      TOTAL      RELATED     OTHER     TOTAL      RELATED     OTHER     TOTAL
                                ----------   -----      -----     ----------   -----     -----     ----------   -----     -----
                                                                          (IN MILLIONS)
Net liability, beginning of
  year........................    $542.7     $415.9    $  958.6     $999.2     $343.8   $1,343.0    $1,049.4    $240.9   $1,290.3
Net incurred claims and claim
  adjustment expenses.........       6.0      119.2       125.2        5.0      145.7      150.7        10.0     171.8      181.8
Net payments for claims.......        --       (8.6)(a)    (8.6)     461.5       73.6      535.1        60.2      68.9      129.1
                                  ------     ------    --------     ------     ------   --------    --------    ------   --------
Net liability, end of year....    $548.7     $543.7    $1,092.4     $542.7     $415.9   $  958.6    $  999.2    $343.8   $1,343.0
                                  ======     ======    ========     ======     ======   ========    ========    ======   ========

(a) As a result of the termination of the reinsurance agreements with Sun Alliance, there was a portfolio transfer of asbestos and toxic waste loss reserves as of January 1, 1997. The effect of the portfolio transfer was to increase loss reserves by $55.6 million and decrease paid losses by the same amount. The loss portfolio transfer had no effect on incurred claims and claim adjustment expenses.

     There were approximately 3,700 asbestos claims outstanding at December 31, 1997 compared with 3,900 asbestos claims outstanding at December 31, 1996 and 4,700 asbestos claims outstanding at December 31, 1995. In 1997, approximately 1,300 claims were opened and 1,500 claims were closed. In 1996, approximately 1,800 claims were opened and 2,600 claims were closed. In 1995, approximately 2,600 claims were opened and 1,300 claims were closed. Generally, an asbestos claim is established for each lawsuit against an insured where potential liability has been determined to exist under a policy issued by a member of the Group. However, when multiple insurers respond to one or more lawsuits involving an insured and a member of the Group is not the principal insurer in directing the litigation, generally, all asbestos litigation involving that insured is counted as one claim. Therefore, a counted claim can have from one to thousands of claimants. As a result, management does not believe the above claim count data is meaningful for analysis purposes. Indemnity payments per claim have varied over time due primarily to wide variations in insureds, policy terms and types of claims. Management cannot predict whether indemnity payments per claim will increase, decrease or remain the same.

     There were approximately 800 toxic waste claims outstanding at December 31, 1997 and 1996 and 700 toxic waste claims outstanding at December 31, 1995. Approximately 300 claims were opened in 1997, 400 claims were opened in 1996 and 300 claims were opened in 1995. There were approximately 300 claims closed in 1997 and 1996 and 200 claims closed in 1995. Generally, a toxic waste claim is established for each lawsuit, or alleged equivalent, against an insured where potential liability has been determined to exist under a policy issued by a member of the Group. Because indemnity payments to date for toxic waste claims have not been significant in the aggregate and have varied from claim to claim, management cannot determine whether past claims experience will prove to be representative of future claims experience.

     The table on page 9 presents the subsequent development of the estimated year-end liability for unpaid claims and claim adjustment expenses, net of reinsurance recoverable, for the ten years prior to 1997. The top line of the table shows the estimated liability for unpaid claims and claim adjustment expenses recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and loss adjustment expenses for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Group.

     The upper section of the table shows the reestimated amount of the previously recorded net liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims for each individual year. The increase or decrease is reflected in the current year's operating results. The "cumulative deficiency (redundancy)" as shown in the table represents the aggregate change in the reserve estimates from the original balance sheet dates through December 31, 1997. The amounts noted are cumulative in nature; that is, an increase in a loss estimate that related to a prior period occurrence generates a deficiency in each intermediate year. For example, a deficiency recognized in 1993 relating to losses incurred prior to December 31, 1987, such as the $675.0 million increase in loss reserves related to the Fibreboard settlement, would be included in the cumulative deficiency amount for each year in the period 1987 through 1992. Yet, the deficiency would be reflected in operating results only in 1993. The effect of changes in estimates of the liabilities for claims occurring in prior years on income before income taxes in each of the past three years is shown in the reconciliation table on page 6.

     In each of the years 1987 through 1996, there was favorable development for certain liability classes as the result of favorable claim severity trends. In each of these years, this favorable development was offset, in varying degrees, by unfavorable development related to additional provisions for asbestos and toxic waste claims. The years 1987 through 1992 in particular reflect the effects of the $675.0 million increase in loss reserves related to the Fibreboard settlement. The cumulative net deficiencies experienced relating to asbestos and toxic waste claims were also, to varying degrees, the result of:
(1) an increase in the actual number of claims filed; (2) an increase in the number of unasserted claims estimated; (3) an increase in the severity of actual and unasserted claims; and (4) an increase in litigation costs associated with such claims.

     Conditions and trends that have affected development of the liability for unpaid claims and claim adjustment expenses in the past will not necessarily recur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on the data in this table.

     The middle section of the table on page 9 shows the cumulative amount paid with respect to the reestimated liability as of the end of each succeeding year. For example, in the 1987 column, as of December 31, 1997 the Group had paid $2,954.1 million of the currently estimated $4,420.0 million of claims and claim adjustment expenses that were unpaid at the end of 1987; thus, an estimated $1,465.9 million of losses incurred through 1987 remain unpaid as of December 31, 1997, approximately 75% of which relates to asbestos and toxic waste claims.

     The lower section of the table on page 9 shows the gross liability, reinsurance recoverable and net liability recorded at each year-end beginning with 1992 and the reestimation of these amounts as of December 31, 1997. Amounts for years prior to the implementation of Statement of Financial Accounting Standards No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts, have not been presented.

           ANALYSIS OF CLAIM AND CLAIM ADJUSTMENT EXPENSE DEVELOPMENT

                                                                              DECEMBER 31
                                        ---------------------------------------------------------------------------------------
              YEAR ENDED                 1987      1988      1989      1990      1991      1992      1993      1994      1995
              ----------                 ----      ----      ----      ----      ----      ----      ----      ----      ----
                                                                             (IN MILLIONS)
Net Liability for Unpaid Claims and
 Claim Adjustment Expenses............ $2,818.6  $3,374.3  $3,880.1  $4,301.1  $4,743.9  $5,267.6  $6,450.0  $6,932.9  $7,614.5

Net Liability Reestimated as of:
  One year later......................  2,776.9   3,360.5   3,846.2   4,272.3   4,716.3   5,932.4   6,420.3   6,897.1   7,571.7
  Two years later.....................  2,835.9   3,336.0   3,854.2   4,244.7   5,368.5   5,904.1   6,363.1   6,874.5   7,520.9
  Three years later...................  2,831.0   3,359.8   3,839.8   4,933.0   5,336.5   5,843.5   6,380.4   6,829.8
  Four years later....................  2,891.7   3,385.1   4,567.4   4,941.7   5,302.6   5,894.6   6,338.1
  Five years later....................  2,961.0   4,203.9   4,602.5   4,969.5   5,389.5   5,863.3
  Six years later.....................  3,897.2   4,265.2   4,686.3   5,079.3   5,375.3
  Seven years later...................  3,993.7   4,387.6   4,800.4   5,094.2
  Eight years later...................  4,157.1   4,522.5   4,817.2
  Nine years later....................  4,304.9   4,550.7
  Ten years later.....................  4,420.0

Cumulative Net Deficiency
 (Redundancy).........................  1,601.4   1,176.4     937.1     793.1     631.4     595.7    (111.9)   (103.1)    (93.6)

Cumulative Net Deficiency Related to
 Asbestos and Toxic Waste Claims......  2,121.3   2,030.3   1,901.3   1,756.3   1,508.5   1,348.6     572.9     457.7     275.9

Cumulative Amount of
 Net Liability Paid as of:
  One year later......................    694.7     761.6     880.4     919.1     931.2   1,039.9   1,272.0   1,250.7   1,889.4
  Two years later.....................  1,108.3   1,226.3   1,383.9   1,407.2   1,479.9   1,858.5   1,985.7   2,550.7   2,678.2
  Three years later...................  1,419.1   1,555.1   1,715.9   1,808.7   2,083.0   2,332.3   3,015.8   3,073.7
  Four years later....................  1,651.6   1,778.8   1,958.6   2,292.0   2,386.9   3,181.4   3,264.5
  Five years later....................  1,818.2   1,966.1   2,346.9   2,490.2   3,125.8   3,323.0
  Six years later.....................  1,961.9   2,307.9   2,500.9   3,174.7   3,200.4
  Seven years later...................  2,281.0   2,422.7   3,120.6   3,200.4
  Eight years later...................  2,370.5   3,009.5   3,126.5
  Nine years later....................  2,952.4   3,014.2
  Ten years later.....................  2,954.1

Gross Liability, End of Year..........                                                   $7,220.9  $8,235.4  $8,913.2  $9,588.2
Reinsurance Recoverable, End of
  Year................................                                                    1,953.3   1,785.4   1,980.3   1,973.7
                                                                                          -------   -------   -------   -------
Net Liability, End of Year............                                                   $5,267.6  $6,450.0  $6,932.9  $7,614.5
                                                                                          =======   =======   =======   =======

Reestimated Gross Liability...........                                                   $7,869.1  $8,340.7  $9,020.2  $9,647.0
Reestimated Reinsurance Recoverable...                                                    2,005.8   2,002.6   2,190.4   2,126.1
                                                                                          -------   -------   -------   -------
Reestimated Net Liability.............                                                   $5,863.3  $6,338.1  $6,829.8  $7,520.9
                                                                                          =======   =======   =======   =======

Cumulative Gross Deficiency
  (Redundancy)........................                                                   $  648.2  $  105.3  $  107.0  $   58.8
                                                                                          =======   =======   =======   =======

                                           DECEMBER 31
                                        -----------------
              YEAR ENDED                 1996      1997
              ----------                 ----      ----

Net Liability for Unpaid Claims and
 Claim Adjustment Expenses............ $7,755.9  $8,564.6
Net Liability Reestimated as of:
  One year later......................  7,690.6
  Two years later.....................
  Three years later...................
  Four years later....................
  Five years later....................
  Six years later.....................
  Seven years later...................
  Eight years later...................
  Nine years later....................
  Ten years later.....................
Cumulative Net Deficiency
 (Redundancy).........................    (65.3)
Cumulative Net Deficiency Related to
 Asbestos and Toxic Waste Claims......    125.2
Cumulative Amount of
 Net Liability Paid as of:
  One year later......................  1,418.3
  Two years later.....................
  Three years later...................
  Four years later....................
  Five years later....................
  Six years later.....................
  Seven years later...................
  Eight years later...................
  Nine years later....................
  Ten years later.....................
Gross Liability, End of Year.......... $9,523.7  $9,772.5
Reinsurance Recoverable, End of
  Year................................  1,767.8   1,207.9
                                        -------   -------
Net Liability, End of Year............ $7,755.9  $8,564.6
                                        =======   =======
Reestimated Gross Liability........... $9,519.3
Reestimated Reinsurance Recoverable...  1,828.7
                                        -------
Reestimated Net Liability............. $7,690.6
                                        =======
Cumulative Gross Deficiency
  (Redundancy)........................ $  (4.4)
                                        =======

---------------

The cumulative deficiencies for the years 1987 through 1992 include the effect of the $675.0 million increase in claims and claim adjustment expenses related to the Fibreboard settlement.

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

                                                                  DECEMBER 31
                                                              --------------------
                                                                1997        1996
                                                                ----        ----
                                                                 (IN MILLIONS)
Net liability reported on a statutory basis -- U.S.
  subsidiaries..............................................  $8,086.3    $7,305.2
Additions (reductions):
  Unpaid claims and claim adjustment expenses of foreign
     subsidiaries...........................................     553.9       528.8
  Other reserve differences.................................     (75.6)      (78.1)
                                                              --------    --------
Net liability reported on a GAAP basis......................  $8,564.6    $7,755.9
                                                              ========    ========

  Investments

     Investment decisions are centrally managed by investment professionals based on guidelines established by management and approved by the board of directors for each member of the Group.

     The main objectives in managing the investment portfolio of the Group are to maximize after-tax investment income and total investment returns while minimizing credit risks in order to provide maximum support to the insurance underwriting operations. To accomplish this, the investment function must be highly integrated with the operating functions and capable of responding to the changing conditions in the marketplace. Investment strategies are developed based on many factors including underwriting results and the Group's resulting tax position, regulatory requirements, fluctuations in interest rates and consideration of other market risks.

     The investment portfolio of the Group is primarily comprised of high quality bonds, principally tax-exempt, U.S. Treasury, government agency, mortgage-backed securities and corporate issues. In addition, the portfolio includes equity securities held primarily with the objective of capital appreciation.

     In 1997, the Group invested new cash primarily in tax-exempt bonds and, to a lesser extent, corporate bonds and mortgage-backed securities. In 1996, the Group invested new cash primarily in mortgage-backed securities and tax-exempt bonds. In 1995, the Group invested new cash primarily in tax-exempt bonds. In each year, the Group tried to achieve the appropriate mix in its portfolio to balance both investment and tax strategies. At December 31, 1997 and 1996, 68% of the Group's fixed maturity portfolio was invested in tax-exempt bonds compared with 73% at December 31, 1995.

     The investment results of the Group for each of the past three years are shown in the following table.

                                    AVERAGE                      PERCENT EARNED
                                   INVESTED     INVESTMENT   ----------------------
YEAR                               ASSETS(A)    INCOME(B)    BEFORE TAX   AFTER TAX
----                               ---------    ----------   ----------   ---------
                                        (IN MILLIONS)
1995.............................  $ 9,342.3      $603.0        6.5%         5.4%
1996.............................   10,333.8       646.1        6.3          5.3
1997.............................   11,725.9       711.2        6.1          5.1

---------------
     (a) Average of amounts for the years presented with fixed maturity securities at amortized cost and equity securities at market value.

     (b) Investment income after deduction of investment expenses, but before applicable income tax.

CHUBB & SON INC.

     Chubb & Son Inc., a wholly-owned subsidiary of the Corporation, was incorporated in 1959 under the laws of New York as a successor to the partnership of Chubb & Son which was organized in 1882 by Thomas Caldecot Chubb to act as underwriter and manager of insurance companies. Through December 31, 1997, Chubb & Son Inc. was the manager of Federal, Vigilant, Great Northern, Chubb Custom, Chubb National, Chubb Indemnity and Chubb New Jersey and also provided certain services to Pacific Indemnity and other members of the Property and Casualty Insurance Group for which it was reimbursed. Acting subject to the supervision and control of the Boards of Directors of the members of the Group, Chubb & Son Inc. provided day to day executive management and operating personnel and made available the economy and flexibility inherent in the common operation of a group of insurance companies.

     On December 31, 1997, all management and service agreements between Chubb & Son Inc. and the insurers listed above were terminated. Effective January 1, 1998, Federal became the manager of Vigilant, Pacific Indemnity, Great Northern, Chubb National, Chubb Indemnity and Chubb New Jersey. The terms of the new management agreements are substantially similar to the management agreements previously in effect with Chubb & Son Inc. The employees of Chubb & Son Inc. were transferred to the newly-constituted Chubb & Son division of Federal, which now performs the management and other services previously performed by Chubb & Son Inc.

REAL ESTATE GROUP

     The Real Estate Group is composed of Bellemead Development Corporation and its subsidiaries. The Real Estate Group is involved in commercial development activities primarily in New Jersey and residential development activities primarily in central Florida.

     In October 1996, the Corporation announced that it was exploring the possible sale of all or a portion of its real estate assets. In March 1997, the Corporation entered into an agreement with a prospective purchaser to perform due diligence in anticipation of executing a contract for the sale of substantially all of its commercial properties. In June 1997, a definitive agreement was reached with the purchaser. In November, the sale of almost all of the properties covered by the agreement reached in June was closed for $736.9 million. The buyer is a joint venture formed by Paine Webber Real Estate Securities Inc., Morgan Stanley Real Estate Fund II, L.P. and Gale & Wentworth, L.L.C. Closing on the few remaining properties under the agreement is expected to occur in 1998. In addition to the November sale to the joint venture, several other commercial properties as well as residential properties were sold in 1997. The Corporation is continuing to explore the sale of certain of its remaining properties. The Corporation plans to retain approximately $375.0 million of undeveloped land which is expected to be developed in the future. In addition, the Corporation plans to retain certain properties and land parcels under lease. Additional information related to the Corporation's real estate operations is included in Item 7 of this report on pages 27 and 28.

DISCONTINUED OPERATIONS

     On May 13, 1997, the Corporation completed the sale of Chubb Life Insurance Company of America and its subsidiaries, Chubb Colonial Life Insurance Company and Chubb Sovereign Life Insurance Company, to Jefferson-Pilot Corporation for $875.0 million in cash, subject to various closing adjustments, none of which were material.

     In 1996, the Corporation recognized a loss of $22.0 million related to the sale of the life and health insurance subsidiaries. The purchase price was not adjusted to reflect results of operations subsequent to December 31, 1996. Therefore, the discontinued life and health insurance operations did not affect the Corporation's net income in 1997 and will not affect net income in future periods. Earnings from the discontinued life and health insurance operations were $48.5 million and $42.2 million, including realized investment gains of $8.2 million and $14.2 million, in 1996 and 1995, respectively.

REGULATION, PREMIUM RATES AND COMPETITION

     The Corporation is a holding company with subsidiaries primarily engaged in the property and casualty insurance business and is therefore subject to regulation by certain states as an insurance holding company. All states have enacted legislation which regulates insurance holding company systems such as the Corporation and its subsidiaries. This legislation generally provides that each insurance company in the system is required to register with the department of insurance of its state of domicile and furnish information concerning the operations of companies within the holding company system which may materially affect the operations, management or financial condition of the insurers within the system. All transactions within a holding company system affecting insurers must be fair and equitable. Notice to the insurance commissioners is required prior to the consummation of transactions affecting the ownership or control of an insurer and of certain material transactions between an insurer and any person in its holding company system and, in addition, certain of such transactions cannot be consummated without the commissioners' prior approval.

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

     In December 1993, the National Association of Insurance Commissioners adopted a risk-based capital formula for property and casualty insurance companies. This formula is used by state regulatory authorities to identify insurance companies which may be undercapitalized and which merit further regulatory attention. The formula prescribes a series of risk measurements to determine a minimum capital amount for an insurance company, based on the profile of the individual company. The ratio of a company's actual policyholders' surplus to its minimum capital requirement will determine whether any state regulatory action is required. At December 31, 1997, each member of the Group had more than sufficient capital to meet the risk-based capital requirement.

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

     Subject to regulatory requirements, the Group's management determines the prices charged for its policies based on a variety of factors including claim and claim adjustment expense experience, inflation, tax law and rate changes, and anticipated changes in the legal environment, both judicial and legislative. Methods for arriving at prices vary by type of business, exposure assumed and size of risk. Underwriting profitability is affected by the accuracy of these assumptions, by the willingness of insurance regulators to approve changes in those rates which they control and by such other matters as underwriting selectivity and expense control.

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

     There are more than 3,000 property and casualty insurance companies in the United States operating independently or in groups and no single company or group is dominant. According to A.M. Best, the Group is the 12th largest United States property and casualty insurance group based on 1996 net premiums written. The relatively large size and underwriting capacity of the Group provide opportunities not available to smaller companies.

     The property and casualty insurance industry in the United States has a history of cyclical performance with successive periods of deterioration and improvement over time. Price competition increased in the property and casualty marketplace during 1987 and has continued through 1997, particularly in the commercial classes. The Group continues to be selective in the writing of new business and to reinforce the sound relationships with customers who appreciate the stability, expertise and added value the Group provides.

     In all states, insurers authorized to transact certain classes of property and casualty insurance are required to become members of an insolvency fund. In the event of the insolvency of a licensed insurer writing a class of insurance covered by the fund in the state, all members are assessed to pay certain claims against the insolvent insurer. Fund assessments are proportionately based on the members' written premiums for the classes of insurance written by the insolvent insurer. A portion of these assessments is recovered in certain states through premium tax offsets and policyholder surcharges. In 1997, such assessments to the members of the Group amounted to approximately $2.3 million. The amount of future assessments cannot be reasonably estimated.

     State insurance regulation requires insurers to participate in assigned risk plans, reinsurance facilities and joint underwriting associations, which are mechanisms that generally provide applicants with various basic insurance coverages when they are not available in voluntary markets. Such mechanisms are most prevalent for automobile and workers' compensation insurance, but a majority of states also mandate participation in Fair Plans or Windstorm Plans, which provide basic property coverages. Some states also require insurers to participate in facilities that provide homeowners and crime insurance. Participation is based upon the amount of a company's voluntary written premiums in a particular state for the classes of insurance involved. These involuntary market plans generally are underpriced and produce unprofitable underwriting results.

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

     Although the federal government and its regulatory agencies generally do not directly regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways. Current and proposed federal measures which may significantly affect the insurance business include securities litigation reform, tort reform, hazardous waste removal and liability measures, containment of medical costs, employee benefits regulation, automobile safety regulation, financial services deregulation including the removal of barriers preventing banks from engaging in the insurance business and the taxation of insurance companies.

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

ITEM 2.  PROPERTIES

     The executive offices of the Corporation and the administrative offices of the Property and Casualty Group are in Warren, New Jersey. The Real Estate Group's corporate headquarters is located in Roseland, New Jersey. The Property and Casualty Insurance Group maintains zone administrative and branch offices in major cities throughout the United States and also has offices in Canada, Europe, Australia, the Far East and Latin America. Office facilities are leased with the exception of a building in Branchburg, New Jersey. Management considers its office facilities suitable and adequate for the current level of operations. See Note (12) of the notes to consolidated financial statements incorporated by reference from the Corporation's 1997 Annual Report to Shareholders.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the shareholders during the last quarter of the year ended December 31, 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                        YEAR OF
                                                             AGE(A)   ELECTION(B)
                                                             ------   -----------
Dean R. O'Hare, Chairman of the Corporation.................   55        1972
Douglas A. Batting, Executive Vice President of Chubb & Son
  Inc.(c)...................................................   55        1996
John P. Cavoores, Executive Vice President of Chubb & Son
  Inc.(c)...................................................   40        1996
Robert P. Crawford, Jr., Executive Vice President of the
  Corporation(d)............................................   56        1994
John J. Degnan, President of the Corporation................   53        1994
Gail E. Devlin, Senior Vice President of the Corporation....   59        1981
Edward Dunlop, Senior Vice President of the
  Corporation(d)............................................   57        1995
David S. Fowler, Senior Vice President of the Corporation...   52        1989
Henry G. Gulick, Vice President and Secretary of the
  Corporation...............................................   54        1975
David B. Kelso, Executive Vice President of the
  Corporation...............................................   45        1996
Charles M. Luchs, Executive Vice President of Chubb & Son
  Inc.(c)...................................................   58        1996
Andrew A. McElwee, Jr., Senior Vice President of the
  Corporation...............................................   43        1997
Glenn A. Montgomery, Senior Vice President of the
  Corporation...............................................   45        1997
Thomas F. Motamed, Executive Vice President of the
  Corporation...............................................   49        1997
Donn H. Norton, Executive Vice President of the
  Corporation...............................................   56        1985
Michael O'Reilly, Executive Vice President of the
  Corporation...............................................   54        1976
Robert Rusis, Senior Vice President and General Counsel of
  the Corporation...........................................   64        1990
Henry B. Schram, Senior Vice President of the Corporation...   51        1985

---------------

     (a) Ages listed above are as of April 28, 1998.

     (b) Date indicates year first elected or designated as an executive officer.

     (c) In connection with the establishment of the Chubb & Son division of Federal Insurance Company, Messrs. Batting, Cavoores and Luchs were elected Executive Vice Presidents of the Chubb & Son division of Federal effective January 1, 1998.

     (d) Messrs. Crawford and Dunlop retired as executive officers of the registrant effective December 31, 1997.

     All of the foregoing officers serve at the pleasure of the Board of Directors of the Corporation or listed subsidiary and have been employees of the Corporation or a subsidiary of the Corporation for more than five years except for David B. Kelso. Prior to joining Chubb in 1996, Mr. Kelso was Executive Vice President of First Commerce Corporation in New Orleans, where he had also served as Chief Financial Officer. Mr. Kelso was previously a partner and head of the North American Banking Practice for The MAC Group (now known as Gemini Consulting), an international general management consulting firm.

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     Incorporated by reference from the Corporation's 1997 Annual Report to Shareholders, page 62.

ITEM 6.  SELECTED FINANCIAL DATA

     Selected financial data for the five years ended December 31, 1997 are incorporated by reference from the Corporation's 1997 Annual Report to Shareholders, pages 36 and 37.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion presents our past results and our expectations for the near term future. The supplementary financial information and the consolidated financial statements and related notes, all of which are integral parts of the following analysis of our results and our financial position, are incorporated by reference from the Corporation's 1997 Annual Report to Shareholders, pages 15, 16 and 38 through 59.

     Certain statements in this document, as well as certain statements incorporated by reference herein, may be considered to be "forward looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995, such as statements that include the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions. Such statements are subject to certain risks and uncertainties. The factors which could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Corporation's public filings with the Securities & Exchange Commission and specifically to: risks or uncertainties associated with the Corporation's expectations with respect to its activity value analysis program, year 2000 liabilities, its market risk evaluations or with respect to announced real estate plans or premium growth and investment income or cash flow projections and, more generally, to: general economic conditions including changes in interest rates and the performance of the financial markets, changes in domestic and foreign laws, regulations and taxes, changes in competition and pricing environments, regional or general changes in asset valuations, the occurrence of significant natural disasters, the inability to reinsure certain risks economically, the adequacy of loss reserves, as well as general market conditions, competition, pricing and restructurings.

     Operating income from continuing operations, which excludes realized investment gains and losses, was $701 million in 1997 compared with $434 million in 1996 and $584 million in 1995. Operating income in 1996 reflects a fourth quarter charge of $160 million after taxes related to the write-down of the carrying value of certain real estate assets.

     Income from continuing operations, which includes realized investment gains and losses related to such operations, was $770 million in 1997 compared with $486 million in 1996 and $655 million in 1995. Decisions to sell securities are governed principally by considerations of investment opportunities and tax consequences. Thus, realized investment gains and losses may vary significantly from year to year.

     In May 1997, the Corporation completed the sale of its life and health insurance operations to Jefferson-Pilot Corporation for $875 million in cash, subject to closing adjustments, none of which were material. The life and health insurance operations have been classified as discontinued operations.

     Net income, which includes the results of the discontinued operations, amounted to $770 million in 1997 compared with $513 million in 1996 and $697 million in 1995.

PROPERTY AND CASUALTY INSURANCE

     Property and casualty earnings were substantially higher in 1997 than in 1996 and 1995. Property and casualty income after taxes was $670 million in 1997 compared with $561 million in 1996 and

$563 million in 1995. The increase in earnings in 1997 was due to highly profitable underwriting results as well as strong growth in investment income compared with 1996. Earnings in 1996 were adversely affected by higher catastrophe losses, resulting primarily from the winter storms in the eastern part of the United States in the first quarter. Investment income increased in 1996 compared with the prior year. Earnings in 1995 benefited from highly profitable underwriting results.

     Catastrophe losses were $57 million in 1997, $142 million in 1996 and $64 million in 1995. Our initial retention level for each catastrophic event is approximately $100 million. We did not have any recoveries from our catastrophe reinsurance coverage during the past three years since there were no individual catastrophes for which our losses exceeded the initial retention.

     Reported net premiums written amounted to $5.4 billion in 1997, an increase of 14% compared with 1996. Reported net premiums written increased 11% in 1996 compared with 1995. Personal coverages accounted for $1.3 billion or 24% of 1997 premiums written and commercial coverages for $4.1 billion or 76%. A portion of the increase in premiums written in both 1997 and 1996 was due to changes in certain reinsurance agreements, which are discussed below.

     For many years, a portion of the U.S. insurance business written by the Corporation's property and casualty subsidiaries was reinsured on a quota share basis with a subsidiary of the Sun Alliance Group plc. Similarly, a subsidiary of the Corporation assumed a portion of Sun Alliance's property and casualty business on a quota share basis. Effective January 1, 1996, the agreements pertaining to the exchange of reinsurance were amended to reduce the portion of each company's business reinsured with the other. Consequently, during 1996, the Corporation's property and casualty subsidiaries retained a greater portion of the business they wrote directly and assumed less reinsurance from Sun Alliance. As a result of the 1996 merger of Sun Alliance with Royal Insurance Holdings plc, these agreements were terminated effective January 1, 1997. Therefore, in 1997, the property and casualty subsidiaries retained an even greater portion of the business they wrote directly and assumed no reinsurance from Sun Alliance. There was an additional impact on net premiums written in the first quarter of 1996 and 1997 due to the effect of the portfolio transfers of unearned premiums as of January 1 of each year resulting from the changes in retention.

     A comparison of reported net premiums written with net premiums written adjusted to reflect the changes to the reinsurance agreements with Sun Alliance follows:

                                                             1997     1996     1995
                                                             ----     ----     ----
                                                                 (in millions)
Reported net premiums written.............................  $5,448   $4,774   $4,306
Premiums assumed from Sun Alliance........................      (4)     203      368
                                                            ------   ------   ------
Net premiums written, excluding premiums assumed from
  Sun Alliance............................................   5,452    4,571    3,938
Portfolio transfers of unearned premiums..................     175       92
Increase in retention -- 1997.............................     392
                                                            ------   ------
Adjusted net premiums written (1997 compared with 1996)...  $4,885    4,479
                                                            ======
Increase in retention -- 1996.............................              202
                                                                     ------   ------
Adjusted net premiums written (1996 compared with 1995)...           $4,277   $3,938
                                                                     ======   ======

     Net premiums written, as adjusted, increased 9% in 1997 compared with 1996. Similarly, net premiums written, as adjusted, increased 9% in 1996 compared with 1995.

     After a review of the costs and benefits of our casualty excess of loss reinsurance program, effective January 1, 1996, we modified the program, principally for the excess liability and executive protection classes. The changes included an increase in the initial retention for each loss from $5 million to $10 million and an increase in the initial aggregate amount of losses retained for each year before reinsurance becomes available. These changes in our casualty reinsurance program increased net premiums written in 1996 by approximately $130 million compared with the prior year. During 1996, we continued to evaluate the relative costs and benefits of the program. As a result, effective

January 1, 1997, we again modified the program, increasing the initial retention for each loss from $10 million to $25 million. This change in our casualty reinsurance program increased net premiums written in 1997 by approximately $65 million compared with 1996. These changes have had a positive impact on the cash flows and resulting investment income of the property and casualty subsidiaries.

     Premium growth in 1997 and 1996 was also due to the selective writing of new business, exposure growth on existing business and the purchase of additional coverages by current customers. The worldwide marketplace continued to be competitive, particularly in the commercial classes in the United States. Competitors continued to place significant pressure on pricing as they attempted to maintain or increase market share. As a result, price increases continued to be difficult to achieve. In this environment, we have focused on our specialty lines where we emphasize the added value we provide to our customers. Substantial premium growth in both years was achieved outside the United States from our international branch network.

     Underwriting results were profitable in each of the past three years. The combined loss and expense ratio, the common measure of underwriting profitability, was 96.9% in 1997 compared with 98.3% in 1996 and 96.8% in 1995.

     The loss ratio was 64.5% in 1997 compared with 66.2% in 1996 and 64.7% in 1995. The loss ratios continue to reflect the favorable experience resulting from the consistent application of our disciplined underwriting standards. Losses from catastrophes represented 1.1 percentage points of the loss ratio in 1997 compared with 3.1 percentage points in 1996 and 1.5 percentage points in 1995.

     Our expense ratio was 32.4% in 1997 compared with 32.1% in both 1996 and 1995.

     Reported premium growth in the first quarter of 1998 will be distorted when compared with 1997 due to the Sun Alliance related transactions in the first quarter of 1997. As a result, reported net premiums written are expected to show a decline in the first quarter of 1998.

     During the fourth quarter of 1997, the Corporation began an activity value analysis process to identify and then eliminate low-value activities and to improve operational efficiency so that we can reduce expenses and redirect resources to those current activities and new initiatives that have the greatest potential to contribute to the future results of the Corporation. Implementation will commence in the second quarter of 1998. The cost control initiative will result in job reductions in both the home office and the branch network. While we have not yet fully quantified the impact of the initiative, we hope to achieve annual pre-tax savings in the $100 to $150 million range, beginning in 1999. Such savings are based on the elimination of certain payroll and payroll-related costs, lease costs and other operating costs.

     The Corporation expects to record a restructuring charge in the first quarter of 1998 related to the implementation of the cost control initiative. The amount of the charge has not yet been quantified.

PERSONAL INSURANCE

     Reported premiums from personal insurance increased 26% in 1997 compared with a 20% increase in 1996. The effect on net premiums written of the changes to the reinsurance agreement with Sun Alliance was as follows:

                                                               1997     1996    1995
                                                               ----     ----    ----
                                                                  (in millions)
Reported net premiums written...............................  $1,306   $1,039   $867
Portfolio transfers of unearned premiums....................      66       31
Increase in retention -- 1997...............................     139
                                                              ------   ------
Adjusted net premiums written (1997 compared with 1996).....  $1,101    1,008
                                                              ======
Increase in retention -- 1996...............................               64
                                                                       ------   ----
Adjusted net premiums written (1996 compared with 1995).....           $  944   $867
                                                                       ======   ====

     Net premiums written, as adjusted, increased 9% in 1997 compared with 1996 and 9% in 1996 compared with 1995. We continued to grow our homeowners and other non-automobile business in non-catastrophe prone areas while maintaining our disciplined approach to pricing and risk selection. Personal automobile premiums increased as a result of an increase in the number of in-force policies for high-value automobiles.

     Our personal insurance business produced substantial underwriting profits in each of the past three years. The combined loss and expense ratio was 83.1% in 1997 compared with 91.7% in 1996 and 87.1% in 1995.

     The profitability of our homeowners business each year is affected substantially by the amount of catastrophe losses we incur. Homeowners results were highly profitable in 1997, benefiting from modest catastrophe losses and reduced loss frequency. Results for this class were unprofitable in 1996 as catastrophe losses, particularly those caused by the winter storms, adversely affected results. Homeowners results were profitable in 1995 due to lower loss frequency. Catastrophe losses represented only 2.9 percentage points of the loss ratio for this class in 1997 compared with 16.7 percentage points in 1996 and
10.3 percentage points in 1995.

     Our automobile business produced substantial profits in each of the last three years. Results in each year benefited from stable loss frequency and severity. Automobile results were adversely affected each year by losses from the mandated business that we are required by law to accept for those individuals who cannot obtain coverage in the voluntary market.

     Other personal coverages, which include insurance for personal valuables and excess liability, were highly profitable in each of the past three years. Personal excess liability profitability increased in 1996 and again in 1997 due to favorable loss experience.

COMMERCIAL INSURANCE

     Reported premiums from commercial insurance increased 17% in 1997 compared with 15% in 1996. The effect on net premiums written of the changes to the reinsurance agreement with Sun Alliance was as follows:

                                                             1997     1996     1995
                                                             ----     ----     ----
                                                                 (in millions)
Reported net premiums written.............................  $4,146   $3,532   $3,071
Portfolio transfers of unearned premiums..................     109       61
Increase in retention -- 1997.............................     253
                                                            ------   ------
Adjusted net premiums written (1997 compared with 1996)...  $3,784    3,471
                                                            ======
Increase in retention -- 1996.............................              138
                                                                     ------   ------
Adjusted net premiums written (1996 compared with 1995)...           $3,333   $3,071
                                                                     ======   ======

     Net premiums written, as adjusted, increased 9% in 1997 compared with 1996 and 9% in 1996 compared with 1995. Premium growth in 1997 and 1996 for the excess liability component of our casualty coverages and for our executive protection coverages benefited from the changes to our casualty excess of loss reinsurance program. Premium growth in both years was also due to the selective writing of new accounts, exposure growth on existing business and the purchase of additional coverages by current customers. Premium growth was stronger outside the United States. Growth in the United States continues to be hindered by intense competition which has resulted in declining prices for several classes of business. Our strategy of working closely with our customers and our ability to differentiate our products have enabled us to renew a large percentage of our business.

     Our commercial insurance business produced near breakeven underwriting results in each of the past three years. The combined loss and expense ratio was 100.7% in 1997 compared with 99.7% in 1996 and 99.3% in 1995.

     Multiple peril results were unprofitable in each of the past three years due, in large part, to inadequate prices. Results for this class were also adversely affected in each of the past three years, but more so in 1997, by increases in loss reserves for asbestos-related and toxic waste claims. Multiple peril results were similar in 1997 and 1996 as an improvement in 1997 in the property component, due in part to an absence of catastrophe losses, was offset by higher losses in the liability component resulting from an increase in the frequency of large losses. Results for this class benefited in 1995 from an absence of catastrophe losses. Catastrophe losses represented 1.5 percentage points of the loss ratio for this class in 1997 compared with 4.8 percentage points in 1996 and 1.0 percentage point in 1995.

     Results for our casualty business were similarly unprofitable in each of the past three years. In each year, casualty results were adversely affected by increases in loss reserves for asbestos-related and toxic waste claims. The amount of such reserve strengthening in the casualty classes decreased in 1996 and again in 1997. The excess liability component of our casualty coverages has remained profitable due to favorable loss experience in this class. Results for the primary liability component were extremely unprofitable in 1997 and 1996 due to an increased frequency of losses. Results in the automobile component were unprofitable in 1997 compared with breakeven results in 1996 and profitable results in 1995. The deterioration in 1997 was due to an increase in the frequency of large losses.

     Workers' compensation results were unprofitable in 1997 and 1996 compared with profitable results in 1995. Results deteriorated in 1996 and again in 1997 due in large part to the cumulative effect of price reductions over the past several years. Results continued to benefit, however, from the reform of benefit provisions of workers' compensation laws in many states, and the impact of medical cost containment and disability management activities. Results from our share of the involuntary pools and mandatory business in which we must participate by law have also benefited from these positive factors.

     Property and marine results were unprofitable in 1997 compared with profitable results in 1996 and 1995. Results in 1997 were adversely affected by an increase in the frequency of large losses, including several large overseas losses. Results in 1997 and 1996 were adversely affected by catastrophe losses which were insignificant in 1995. Catastrophe losses for this class represented
4.9 percentage points of the loss ratio in 1997 compared with 4.5 percentage points in 1996 and 0.8 of a percentage point in 1995.

     Our executive protection results were highly profitable in each of the past three years due to favorable loss experience. Our financial institutions business was also profitable during the same period.

     Results in our other commercial classes were profitable in 1997 compared with the near breakeven results in 1996 and unprofitable results in 1995. This improvement was primarily attributable to our surety business, which produced increasingly profitable results in 1996 and 1997 compared with unprofitable results in 1995 due to several large losses.

REINSURANCE ASSUMED

     Reinsurance assumed is treaty reinsurance that was assumed from Sun Alliance. The reinsurance agreement with Sun Alliance was terminated effective January 1, 1997. However, due to the lag in our reporting of such business, net premiums written in the first quarter of 1997 included $90 million related to business we assumed from Sun Alliance for the second half of 1996. Net premiums written for this segment were reduced by $94 million and $65 million in the first quarter of 1997 and 1996, respectively, due to the effect of the portfolio transfers of unearned premiums back to Sun Alliance as of January 1 of each year. Net premiums written in 1996 were substantially lower than in 1995 due to the changes in the reinsurance agreement with Sun Alliance whereby we assumed less reinsurance from them.

     Underwriting results for this segment in 1997, which represent our share of the Sun Alliance business for the last six months of 1996, were near breakeven. Underwriting results were also near breakeven in 1996 and 1995.

LOSS RESERVES

     Loss reserves are our property and casualty subsidiaries' largest liability. At the end of 1997, gross loss reserves totaled $9.8 billion compared with $9.5 billion and $9.6 billion at year-end 1996 and 1995, respectively. Reinsurance recoverable on such loss reserves was $1.2 billion at year-end 1997 compared with $1.8 billion and $2.0 billion at the end of 1996 and 1995, respectively.

     As a result of the changes to the reinsurance agreements with Sun Alliance, there were portfolio transfers of gross loss reserves and reinsurance recoverable as of January 1, 1996 and 1997. The effect of these portfolio transfers was a decrease in gross loss reserves of $184 million and $209 million and a decrease in reinsurance recoverable of $470 million and $244 million in 1997 and 1996, respectively.

     Loss reserves, net of reinsurance recoverable, increased by $809 million in 1997 compared with $141 million in 1996. The 1996 increase would have been greater except that loss reserves were reduced as the result of significant payments during the year related to the settlement of asbestos-related claims against Fibreboard Corporation, which is discussed below. Loss reserves included $549 million, $543 million and $999 million at year-end 1997, 1996 and 1995, respectively, related to the Fibreboard settlement. Loss and expense payments related to the settlement aggregated $462 million in 1996 and $60 million in 1995. There were no such payments in 1997.

     Excluding the Fibreboard reserves and the effect of the portfolio transfers, loss reserves, net of reinsurance recoverable, increased by $517 million or 7% in 1997 compared with $562 million or 9% in 1996. Substantial reserve growth has occurred each year in those liability classes, primarily excess liability and executive protection, that are characterized by delayed loss reporting and extended periods of settlement.

     During 1997, we experienced overall favorable development of $65 million on loss reserves established as of the previous year-end. This compares with favorable development of $43 million in 1996 and $36 million in 1995. Such favorable development was reflected in operating results in these respective years. Results in each of the past three years benefited from favorable claim severity trends for certain liability classes; this was offset each year in varying degrees by losses incurred relating to asbestos and toxic waste claims.

     The process of establishing loss reserves is an imprecise science and reflects significant judgmental factors. In many liability cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss and the settlement of the loss. In fact, approximately 60% of our net loss reserves at December 31, 1997 were for IBNR -- claims that had not yet been reported to us, some of which were not yet known to the insured, and future development on reported claims.

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

     The uncertainties relating to asbestos and toxic waste claims on insurance policies written many years ago are exacerbated by judicial and legislative interpretations of coverage that in some cases have tended to erode the clear and express intent of such policies and in other cases have expanded theories of liability. The industry is engaged in extensive litigation over these coverage and liability issues and is thus confronted with a continuing uncertainty in its efforts to quantify these exposures.

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

     Pacific Indemnity and Continental Casualty reached a separate agreement for the handling of all asbestos-related bodily injury claims pending on August 26, 1993 against Fibreboard. Pacific Indemnity's obligation under this agreement with respect to such pending claims is approximately $635 million, all of which has been paid. The agreement further provides that the total responsibility of both insurers with respect to pending and future asbestos-related bodily injury claims against Fibreboard will be shared between Pacific Indemnity and Continental Casualty on an approximate 35% and 65% basis, respectively.

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

     In July 1995, the United States District Court of the Eastern District of Texas approved the global settlement agreement and the trilateral agreement. The judgments approving these agreements were appealed to the United States Court of Appeals for the Fifth Circuit. In July 1996, the Fifth Circuit Court affirmed the 1995 judgments of the District Court. The objectors to the global agreement appealed to the United States Supreme Court. In June 1997, the United States Supreme Court set aside the ruling by the Fifth Circuit Court that had approved the global agreement and ordered the Fifth Circuit Court to reconsider its approval in light of a June 1997 ruling by the Supreme Court rejecting an unrelated settlement that included several former asbestos manufacturers. In January 1998, the Fifth Circuit Court again affirmed the global settlement agreement, ruling that it was legally distinct from the other settlement. It is expected that objectors to the settlement will petition the Supreme Court to review the decision. The Supreme Court would then have to decide whether to take the appeal.

     The trilateral agreement, however, was never appealed to the United States Supreme Court and is final. As a result, management continues to believe that the uncertainty of Pacific Indemnity's exposure with respect to asbestos-related bodily injury claims against Fibreboard has been eliminated.

     Since 1993, a California Court of Appeal has agreed, in response to a request by Pacific Indemnity, Continental Casualty and Fibreboard, to delay its decisions regarding asbestos-related insurance coverage issues that are currently before it and involve the three parties exclusively, while the approval of the global settlement is pending in court. Continental Casualty and Pacific Indemnity have dismissed disputes against each other which involved Fibreboard and were in litigation.

     We have additional potential asbestos exposure, primarily on insureds for which we wrote excess liability coverages. Such exposure has increased due to the erosion of much of the underlying limits. The number of claims against such insureds and the value of such claims have increased in recent years due in part to the non-viability of other defendants.

     Our remaining asbestos exposures are mostly peripheral defendants, including a mix of manufacturers and distributors of certain products that contain asbestos as well as premises owners. Generally, these insureds are named defendants on a regional rather than a nationwide basis. We continue to receive notices of new asbestos claims and new exposures on existing claims as more peripheral parties are drawn into litigation to replace the now defunct mines and bankrupt manufacturers.

     Legal guidelines regarding coverage for asbestos claims have begun to articulate more consistent standards regarding the extent of the insurers' coverage obligation and the method of allocation of costs among insurers. However, we still do not know the universe of potential claims. Therefore, uncertainty remains as to our ultimate liability for asbestos-related claims.

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

     Insurance policies issued to PRPs were not intended to cover the clean-up costs of pollution and, in many cases, did not intend to cover the pollution itself. Pollution was not a recognized hazard at the time many of these policies were written. In more recent years, policies specifically exclude such exposures.

     As the costs of environmental clean-up have become substantial, PRPs and others have increasingly filed claims with their insurance carriers. Litigation against insurers extends to issues of liability, coverage and other policy provisions.

     There is great uncertainty involved in estimating our liabilities relating to these claims. First, the underlying liabilities of the claimants are extremely difficult to estimate. At any given clean-up site, the allocation of remediation costs among governmental authorities and the PRPs varies greatly. Second, different courts have addressed liability and coverage issues regarding pollution claims and have reached inconsistent conclusions in their interpretation of several issues. These significant uncertainties are not likely to be resolved in the near future.

     Uncertainties also remain as to the Superfund law itself, which has generated far more litigation than it has provided cleanup of hazardous waste sites. Superfund's taxing authority expired on December 31, 1995. Notwithstanding continued pressure by the insurance industry and other interested parties to achieve a legislative solution which would reform the liability provisions of the law, Congress has not yet addressed the issue. It is currently not possible to predict the direction that any reforms may take, when they may occur or the effect that any changes may have on the insurance industry.

     The Superfund law does not address non-Superfund sites. For that reason, it does not cover all existing hazardous waste exposures, such as those involving sites that are subject to state law only. There remains significant uncertainty as to the cost of remediating the state sites. Because of the large number of state sites, such sites could prove even more costly in the aggregate than Superfund sites.

     Litigation costs remain substantial, particularly for hazardous waste claims. A substantial portion of the funds we have expended to date has been for legal fees incurred in the prolonged litigation of coverage issues. Primary policies provide a limit on indemnity payments but many do not limit defense costs. This sometimes leads to the payment of defense costs in multiples of the policy limits.

     Reserves for asbestos and toxic waste claims cannot be estimated with traditional loss reserving techniques. We have established case reserves and expense reserves for costs of related litigation where sufficient information has been developed to indicate the involvement of a specific insurance policy. In addition, IBNR reserves have been established to cover additional exposures on both known and unasserted claims. These reserves are continually reviewed and updated. Losses incurred relating to asbestos and toxic waste claims were $125 million in 1997, $151 million in 1996 and $182 million in 1995. Further increases in loss reserves in 1998 and future years are possible as legal and factual issues concerning asbestos and toxic waste claims are clarified, although the amounts cannot be reasonably estimated.

     Management believes that the aggregate loss reserves of the property and casualty subsidiaries at December 31, 1997 were adequate to cover claims for losses which had occurred, including both those known to us and those yet to be reported. In establishing such reserves, management considers facts currently known and the present state of the law and coverage litigation. However, given the expansion of coverage and liability by the courts and the legislatures in the past and the possibilities of similar interpretations in the future, particularly as they relate to asbestos and toxic waste claims, as well as the uncertainty in determining what scientific standards will be deemed acceptable for measuring hazardous waste site clean-up, additional increases in loss reserves may emerge that would adversely affect results in future periods. The amount cannot reasonably be estimated at the present time.

OTHER UNCERTAINTIES

     The Corporation's property and casualty subsidiaries have an exposure to insured losses caused by hurricanes, earthquakes, winter storms, windstorms and other catastrophic events. The frequency and severity of catastrophes are unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in an area affected by the event and the severity of the event. The Corporation continually assesses its concentration of underwriting exposures in catastrophe prone areas and develops strategies to manage this exposure through individual risk selection, subject to regulatory constraints, and through the purchase of catastrophe reinsurance. In recent years, the Corporation has invested in modeling technologies that allow us to better monitor catastrophe exposures. We also continue to explore and analyze credible scientific evidence, including the impact of global climate change, that may affect our potential exposure under insurance policies.

     The Year 2000 issue relates to computer programs that were written using two digits rather than four to define the applicable year. Such programs may recognize the date "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of normal business activities or other unforeseen problems.

     In 1995, we initiated a project to ensure Year 2000 compliance of the Corporation's computer systems and applications. Management believes that all key systems that are not already Year 2000 compliant will be modified or replaced by the end of 1999 and that the costs to modify or replace such systems will not have a significant impact on the Corporation's operating results or financial position. We are also coordinating with entities with which we interact to address potential Year 2000 issues to minimize the potential adverse consequences, if any, that could result from the failure of such entities to address this issue.

     An additional concern to the Corporation is the potential future impact of the Year 2000 issue on insurance coverages written by our property and casualty subsidiaries. The Year 2000 issue is a risk for some of our insureds and needs to be considered during the underwriting process similar to any other risk to which our customers may be exposed. We have established a dedicated team to identify Year 2000 issues across all product lines. It is possible that Year 2000 related losses may emerge that would adversely affect operating results in future periods. The amount cannot be estimated at the present time.

INVESTMENTS AND LIQUIDITY

     Investment income after taxes increased 9% in 1997 compared with 7% in 1996. Growth was primarily due to increases in invested assets, which reflected strong cash flow from operations over the period, partially offset by lower average yields on new investments.

     The effective tax rate on our investment income was 16.7% in 1997 compared with 15.8% in 1996 and 15.9% in 1995. The effective tax rate increased in 1997 as the percentage of our investment income subject to tax increased.

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

     New cash available for investment by the property and casualty subsidiaries was approximately $1,260 million in 1997 compared with $1,150 million in 1996 and $430 million in 1995. New cash in 1997 and 1996 included approximately $330 million and $40 million, respectively, received as the net result of the portfolio transfers of unearned premiums and loss reserves as of January 1 of each year related to the changes to the reinsurance agreements with Sun Alliance. New cash in 1996 also included $191 million received in January as a result of the commutation of a stop loss reinsurance agreement related to medical malpractice unpaid claims arising from business written prior to 1985. The substantially lower amount in 1995 was due to the designation of $480 million of new cash as funds held for asbestos-related settlement. Income on these assets accrued for the benefit of participants in the class settlement of asbestos-related bodily injury claims against Fibreboard.

     In 1997, new cash was invested primarily in tax-exempt bonds and, to a lesser extent, corporate bonds and mortgage-backed securities. In addition, $250 million of foreign bonds were sold in the first quarter, due to the reduction in foreign liabilities resulting from the termination of the reinsurance agreements with Sun Alliance, with the proceeds invested in U.S. dollar denominated securities. In 1996, we invested new cash primarily in mortgage-backed securities and tax-exempt bonds. In 1995, we invested new cash primarily in tax-exempt bonds. In each year, we tried to achieve the appropriate mix in our portfolio to balance both investment and tax strategies.

     The property and casualty subsidiaries maintain sufficient investments in highly liquid, short-term securities at all times to provide for immediate cash needs and the Corporation maintains bank credit facilities that are available to respond to unexpected cash demands.

CORPORATE

     Investment income earned on corporate invested assets and interest and other expenses not allocable to the operating subsidiaries are reflected in the corporate segment. Corporate income after taxes was $36 million in 1997 compared with $20 million in 1996 and $15 million in 1995. The increase in corporate income in 1997 was due primarily to a reduction in interest expense.

MARKET RISK

     The main objectives in managing the investment portfolios of the Corporation and its property and casualty subsidiaries are to maximize after-tax investment income and total investment returns while minimizing credit risks in order to provide maximum support to the insurance underwriting operations. Investment strategies are developed based on many factors including underwriting results and our resulting tax position, regulatory requirements, fluctuations in interest rates and consideration of other market risks. Investment decisions are centrally managed by investment professionals based on guidelines established by management and approved by the boards of directors.

     Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. The market risks related to financial instruments of the Corporation and its property and casualty subsidiaries primarily relate to the investment portfolio, which exposes the Corporation to risks related to interest rates and, to a lesser extent, credit quality, prepayment, foreign currency exchange rates and equity prices. Analytical tools and monitoring systems are in place to assess each of these elements of market risk.

     Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. We view these potential changes in price within the overall context of asset and liability management. Our actuaries estimate the payout pattern of our liabilities, primarily our property and casualty loss reserves, to determine their duration, which is the present value of the weighted average payments expressed in years. We set duration targets for our fixed income investment portfolios after consideration of the duration of these liabilities and other factors, which we believe mitigates the overall effect of interest rate risk for the Corporation.

     The table below provides information about the Corporation's fixed maturity investments at December 31, 1997 that are sensitive to changes in interest rates. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates. The cash flows are based on the earlier of the call date or the maturity date or, for mortgage-backed securities, expected payment patterns. Actual cash flows could differ from the expected amounts.

                                FIXED MATURITIES

                                              EXPECTED CASH FLOWS OF PRINCIPAL AMOUNTS
                                                                                        TOTAL
                                                                                ---------------------
                                                                                            ESTIMATED
                                                                                AMORTIZED    MARKET
                                1998   1999   2000   2001   2002   THEREAFTER     COST        VALUE
                                ----   ----   ----   ----   ----   ----------   ---------   ---------
                                                            (in millions)
Tax-exempt....................  $387   $423   $384   $520   $563     $5,332      $ 7,609     $ 8,114
    Average interest rate.....   6.5%   6.7%   6.3%   6.5%   5.9%       5.7%          --          --
Taxable -- other than
  mortgage-backed
  securities..................   158    308    146    258    140      1,578        2,588       2,675
    Average interest rate.....   7.7%   6.3%   6.7%   6.8%   7.3%       7.0%          --          --
Mortgage-backed securities....   231    162    167    180    177        861        1,778       1,811
    Average interest rate.....   7.1%   7.3%   7.4%   7.3%   7.4%       7.4%          --          --
                                ----   ----   ----   ----   ----     ------      -------     -------
Total.........................  $776   $893   $697   $958   $880     $7,771      $11,975     $12,600
                                ====   ====   ====   ====   ====     ======      =======     =======

     The Corporation and its property and casualty subsidiaries have consistently invested in high quality marketable securities. As a result, we believe that the Corporation has minimal credit quality risk. Taxable bonds in our domestic portfolio comprise U.S. Treasury, government agency, mortgage-backed and corporate securities. Approximately 80% of taxable bonds are issued by the U.S. Treasury or U.S. government agencies or are rated AA or better by Moody's or Standard and Poor's. Of the tax exempt bonds, approximately 90% are rated AA or better with more than half rated AAA. Less than 1% of our bond portfolio is below investment grade. Both taxable and tax exempt bonds have an average maturity of approximately 9 years.

     Our taxable bond portfolio includes mortgage-backed securities, which comprised 40% and 35% of this portfolio at year-end 1997 and 1996, respectively. About 60% of our mortgage-backed securities holdings at December 31, 1997 related to residential mortgages consisting of government agency pass-through securities, government agency collateralized mortgage obligations (CMOs) and AAA rated non-agency CMOs backed by government agency collateral or single family home mortgages. The majority of the CMOs are actively traded in liquid markets and market value information is readily available from broker/dealers. An additional 35% of our mortgage-backed securities are invested in call protected AAA rated commercial securities.

     Prepayment risk refers to the changes in prepayment patterns that can either shorten or lengthen the expected timing of the principal repayments and thus the average life and the effective yield of a security. Such risk exists primarily within our portfolio of mortgage-backed securities. We monitor such risk regularly. We invest primarily in those classes of mortgage-backed securities that are less subject to prepayment risk.

     Foreign currency risk is the sensitivity to foreign exchange rate fluctuations of the market value and investment income related to foreign currency denominated financial instruments. The functional currency of our foreign operations is generally the currency of the local operating environment since their business is primarily transacted in such local currency. We reduce the risks relating to currency fluctuations by maintaining investments in those foreign currencies in which we transact business. Such investments have characteristics similar to our liabilities in those currencies. At December 31, 1997, the property and casualty subsidiaries held foreign investments of $1.1 billion supporting their international operations. Such foreign investments have quality and maturity characteristics similar to our domestic portfolio. The principal currencies creating foreign exchange rate risk for the Corporation are the Canadian dollar and the British pound sterling. The table on the following page provides information about the Corporation's fixed maturity investments denominated in these two currencies at December 31, 1997. The table presents cash flows of principal amounts in U.S. dollars by expected maturity dates. Actual cash flows could differ from the expected amounts.

                 FOREIGN CURRENCY DENOMINATED FIXED MATURITIES

                                          EXPECTED CASH FLOWS OF PRINCIPAL AMOUNTS
                                                                                    TOTAL
                                                                            ---------------------
                                                                                        ESTIMATED
                                                                            AMORTIZED    MARKET
                            1998   1999   2000   2001   2002   THEREAFTER     COST        VALUE
                            ----   ----   ----   ----   ----   ----------   ---------   ---------
                                                        (in millions)
Canadian dollar...........   $--    $6    $16    $47    $43       $195        $307        $337

British pound sterling....   --     --     19     23      5        175         222         229

     Equity price risk is the potential loss arising from changes in the value of equity securities. In general, equities have more year-to-year price variability than intermediate term high grade bonds. However, returns over longer time frames have been consistently higher. Our equity securities are high quality and readily marketable.

     All of the above risks are monitored on an ongoing basis. A combination of in-house systems and proprietary models and externally licensed software are used to analyze individual securities as well as each portfolio. These tools provide the portfolio managers with information to assist them in the evaluation of the market risks of the portfolio.

REAL ESTATE

     In October 1996, the Corporation announced that it was exploring the possible sale of all or a significant portion of its real estate assets. In March 1997, the Corporation entered into an agreement with a prospective purchaser to perform due diligence in anticipation of executing a contract for the sale of substantially all of its commercial properties. Because the plan to pursue the sales of these assets in the near term represented a significant change in circumstances relating to the manner in which these assets would be used, we reassessed the recoverability of their carrying value as of December 31, 1996. As a result, we recorded an impairment loss of $255 million, or $160 million after tax, in the fourth quarter of 1996 to reduce the carrying value of these assets to their estimated fair value.

     In June 1997, a definitive agreement was reached with the purchaser. In November, the sale of almost all of the properties covered by the agreement reached in June was closed for $737 million, which included $628 million in cash and the assumption of $109 million in debt. The buyer is a joint venture formed by Paine Webber Real Estate Securities Inc., Morgan Stanley Real Estate Fund II, L.P. and Gale & Wentworth, L.L.C. Closing on the few remaining properties under the agreement is expected to occur in 1998.

     In addition to the November sale to the joint venture, we sold several other commercial properties as well as residential properties in 1997. We are continuing to explore the sale of certain of our remaining properties.

     We plan to retain approximately $375 million of undeveloped land which we expect will be developed in the future. In addition, we plan to retain certain properties and land parcels under lease.

     Real estate operations resulted in a loss after taxes of $5 million in 1997 compared with a loss of $147 million in 1996 and income of $6 million in 1995. The loss in 1996 reflects the $160 million after tax impairment charge. Results in 1996 benefited from the sale of several rental properties and a decrease in interest expense caused by lower average interest rates. Results in 1995 benefited from a land sale. Results in both 1996 and 1995 also benefited from increases in earnings from residential sales. In each of the last three years, results were adversely affected by a high proportion of interest costs charged directly to expense rather than being capitalized.

     Revenues were $616 million in 1997, $320 million in 1996 and $288 million in 1995. Revenues in 1997 include $380 million from the November sale of real estate properties. Proceeds received from that sale which related to mortgages receivable are not classified as revenues. Revenues in 1996 and 1995 included higher levels of revenues from residential development. Revenues in 1996 also included the sale of rental properties while 1995 revenues included the land sale.

     The Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in the first quarter of 1996. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets.

     SFAS No. 121 requires that we analyze our individual buildings, leased land and development sites on a continuing basis to determine if an impairment loss has occurred. Estimates are made of the revenues and operating costs, plus any additional costs to be incurred to complete development, of the property in the future through an assumed holding period based on our intended use of the property. The time value of money is not considered in assessing whether an impairment has occurred. If it is determined that impairment has occurred, measurement of such impairment is based on the fair value of the assets. The $255 million write-down of real estate assets in 1996 was made in accordance with the provisions of SFAS No. 121.

     Loans receivable, which were issued in connection with our joint venture activities and other property sales, are primarily purchase money mortgages. Such loans are generally collateralized by buildings and, in some cases, land. We continually evaluate the ultimate collectibility of such loans and establish appropriate reserves. Our valuation approach is similar to that utilized under SFAS No. 121, except that cash flows are discounted at the receivable interest rates. The reserve for possible uncollectible receivables was increased by charges against income of $18 million in 1995, including $10 million from the initial application of SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which established new criteria for measuring impairment of a loan. Such charges were not significant in 1996 and 1997. Management believes the reserve of $24 million at December 31, 1997 adequately reflects the current condition of the portfolio.

     The carrying value of the real estate assets we plan to dispose of in the near term is based on the estimated fair value of these assets. The recoverability of the carrying value of the remaining real estate assets is assessed based on our ability to fully recover costs through a future revenue stream. The process by which SFAS No. 121 is applied and necessary write-downs are calculated assumes these properties will be developed and disposed of over a period of time. The assumptions reflect a continued improvement in demand for office space, an increase in rental rates and the ability and intent to obtain financing in order to hold and develop such remaining properties and protect our interests over the long term. Management believes that it has made adequate provisions for impairment of real estate assets. However, if the assets are not sold or developed as presently contemplated, it is possible that additional impairment losses may be recognized.

     Real estate activities have been funded with short-term credit instruments, primarily commercial paper, and debt issued by Chubb Capital Corporation as well as with term loans and mortgages. The weighted average interest cost on short-term credit instruments approximated 5 1/4% in 1997, 5 1/2% in 1996 and 6% in 1995. In 1997, interest rates on term loans approximated 7 1/2% and for mortgages the range of interest rates was 5% to 12%.

     Proceeds from the November 1997 sale were used to repay the outstanding short term debt and certain term loans and mortgages as well as to reduce intercompany borrowings from Chubb Capital. In February 1998, the remaining $300 million of intercompany borrowings from Chubb Capital was converted into preferred stock of the real estate subsidiary.

     As a result of the November 1997 sale, real estate revenues will be significantly reduced in the future. The reduction in revenues will be substantially offset by significant reductions in interest expense due to the decrease in debt outstanding and in payroll costs and other operating expenses.

INVESTMENT GAINS AND LOSSES
     Net investment gains realized by the Corporation and its property and casualty insurance subsidiaries were as follows:

                                                              1997   1996   1995
                                                              ----   ----   ----
                                                                (in millions)
Equity securities...........................................  $ 75   $69    $ 89
Fixed maturities............................................    30    11      20
                                                              ----   ---    ----
Realized investment gains before tax........................  $105   $80    $109
                                                              ====   ===    ====
Realized investment gains after tax.........................  $ 68   $52    $ 71
                                                              ====   ===    ====

     Sales of equity securities in each of the last three years resulted in realized investment gains due primarily to the significant appreciation in the United States equity markets. A primary reason for the sale of fixed maturities in each of the last three years has been to improve our after-tax portfolio return without sacrificing quality where market opportunities have existed to do so.

     Fixed maturities which the Corporation and its insurance subsidiaries have the ability and intent to hold to maturity are classified as held-to-maturity. The remaining fixed maturities, which may be sold prior to maturity to support our investment strategies, such as in response to changes in interest rates and the yield curve or to maximize after-tax returns, are classified as available-for-sale. Fixed maturities classified as held-to-maturity are carried at amortized cost while fixed maturities classified as available-for-sale are carried at market value. At December 31, 1997, 18% of the fixed maturity portfolio was classified as held-to-maturity compared with 22% at December 31, 1996 and 30% at December 31, 1995.

     The unrealized appreciation or depreciation of investments carried at market value, which includes equity securities and fixed maturities classified as available-for-sale, is reflected in a separate component of shareholders' equity, net of applicable deferred income tax.

     The unrealized market appreciation before tax of those fixed maturities carried at amortized cost was $147 million, $130 million and $178 million at December 31, 1997, 1996 and 1995, respectively. Such unrealized appreciation was not reflected in the consolidated financial statements.

     Changes in unrealized market appreciation of fixed maturities were due to fluctuations in interest rates.

DISCONTINUED OPERATIONS -- LIFE AND HEALTH INSURANCE

     On May 13, 1997, the Corporation completed the sale of Chubb Life Insurance Company of America to Jefferson-Pilot Corporation for $875 million in cash, subject to various closing adjustments, none of which were material.

     In 1996, the Corporation recognized a loss of $22 million related to the sale of the life and health insurance operations. The purchase price was not adjusted to reflect results of operations subsequent to December 31, 1996. Therefore, the discontinued life and health insurance operations did not affect the Corporation's net income in 1997 and will not affect net income in future periods. Earnings from the discontinued life and health insurance operations were $49 million and $42 million in 1996 and 1995, respectively, including realized investment gains of $8 million and $14 million.

CAPITAL RESOURCES

     In February 1994, the Board of Directors authorized the repurchase of up to 10,000,000 shares of common stock. Through March 6, 1997, the Corporation repurchased 6,851,600 shares under the 1994 share repurchase program, including 3,148,600 shares repurchased in the first quarter of 1997. On March 7, 1997, the Board of Directors replaced the 1994 program with a new share repurchase program, which authorizes the repurchase of up to 17,500,000 shares of common stock. Through December 31, 1997, the Corporation repurchased 9,791,900 shares under the new repurchase program.

In the aggregate, the Corporation repurchased 12,940,500 shares in open-market transactions in 1997 at a cost of $828 million. In 1996, 1,700,000 shares were repurchased at a cost of $83 million.

     The Corporation filed a shelf registration statement which the Securities and Exchange Commission declared effective in June 1995, under which up to $400 million of various types of securities may be issued by the Corporation or Chubb Capital. No securities have been issued under this registration statement.

     The Corporation has outstanding $60 million of unsecured 8 3/4% notes due in 1999. In 1998, the Corporation will pay as a mandatory sinking fund an amount sufficient to redeem $30 million of principal.

     At December 31, 1997, Chubb Capital had outstanding $150 million of 6% notes due in 1998 and $100 million of 6 7/8% notes due in 2003. The notes are unsecured and are guaranteed by the Corporation. A substantial portion of the proceeds were used to support our real estate operations. The debt due in 1998 was repaid in February using proceeds from the real estate sales.

     As of January 1, 1997, Chubb Capital had outstanding $229 million of 6% exchangeable subordinated notes due May 15, 1998. In 1997, the holders of almost all of the notes elected the option to exchange them into shares of common stock of the Corporation, resulting in the issuance of 5,316,565 shares of common stock. The remaining notes were redeemed.

     In July 1997, the Corporation entered into two credit agreements with a group of banks that provide for unsecured borrowings of up to $500 million in the aggregate. The $200 million short term revolving credit facility terminates on July 10, 1998 and may be renewed or replaced. The $300 million medium term revolving credit facility terminates on July 11, 2002. On the respective termination dates, any loans then outstanding become payable. There have been no borrowings under these agreements. These agreements replaced an agreement similar to the medium term agreement, which terminated, as well as the Corporation's lines of credit.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quantitative and qualitative disclosures about market risk are included in
Item 7, pages 25 through 27 of this report.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated financial statements of the Corporation at December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997 and the Report of Independent Auditors thereon and the Corporation's unaudited quarterly financial data for the two-year period ended December 31, 1997 are incorporated by reference from the Corporation's 1997 Annual Report to Shareholders, pages 38 through 61.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the Corporation's Directors is incorporated by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders on April 28, 1998, pages 2 through 4. Information regarding the executive officers is included in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders on April 28, 1998, pages 8 through 20 other than the Performance Graphs and the Organization and Compensation Committee Report appearing on pages 13 through 17.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders on April 28, 1998, pages 5 through 7.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders on April 28, 1998, pages 20 and 21.

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

     (b) REPORTS ON FORM 8-K

          The Registrant filed a current report on Form 8-K dated November 10, 1997 with respect to the announcement on November 10, 1997 that the Registrant's real estate subsidiary, Bellemead Development Corporation, closed the sale of a substantial portion of its commercial real estate properties to a joint venture company formed by Paine Webber Real Estate Securities Inc., Morgan Stanley Real Estate Fund II, L.P. and Gale & Wentworth, L.L.C. for $737 million.

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

                                          THE CHUBB CORPORATION
                                            (REGISTRANT)
March 6, 1998

                                               By     /s/ DEAN R. O'HARE
                                                 -------------------------------
                                                  (DEAN R. O'HARE, CHAIRMAN AND
                                                     CHIEF EXECUTIVE OFFICER)

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

                     SIGNATURE                                       TITLE                        DATE
                     ---------                                       -----                        ----
              /s/ DEAN R. O'HARE                         Chairman, Chief                      March 6, 1998
---------------------------------------------------        Executive Officer and
                 (DEAN R. O'HARE)                          Director

               /s/ JOHN C. BECK                          Director                             March 6, 1998
---------------------------------------------------
                  (JOHN C. BECK)

              /s/ SHEILA P. BURKE                        Director                             March 6, 1998
---------------------------------------------------
                 (SHEILA P. BURKE)

            /s/ JAMES I. CASH, JR.                       Director                             March 6, 1998
---------------------------------------------------
               (JAMES I. CASH, JR.)

             /s/ PERCY CHUBB, III                        Director                             March 6, 1998
---------------------------------------------------
                (PERCY CHUBB, III)

               /s/ JOEL J. COHEN                         Director                             March 6, 1998
---------------------------------------------------
                  (JOEL J. COHEN)

            /s/ JAMES M. CORNELIUS                       Director                             March 6, 1998
---------------------------------------------------
               (JAMES M. CORNELIUS)

               /s/ DAVID H. HOAG                         Director                             March 6, 1998
---------------------------------------------------
                  (DAVID H. HOAG)

             /s/ THOMAS C. MACAVOY                       Director                             March 6, 1998
---------------------------------------------------
                (THOMAS C. MACAVOY)

                     SIGNATURE                                       TITLE                        DATE
                     ---------                                       -----                        ----
           /s/ GERTRUDE G. MICHELSON                     Director                             March 6, 1998
---------------------------------------------------
              (GERTRUDE G. MICHELSON)

             /s/ WARREN B. RUDMAN                        Director                             March 6, 1998
---------------------------------------------------
                (WARREN B. RUDMAN)

                                                         Director                             March 6, 1998
---------------------------------------------------
                (DAVID G. SCHOLEY)

            /s/ RAYMOND G.H. SEITZ                       Director                             March 6, 1998
---------------------------------------------------
               (RAYMOND G.H. SEITZ)

             /s/ LAWRENCE M. SMALL                       Director                             March 6, 1998
---------------------------------------------------
                (LAWRENCE M. SMALL)

              /s/ RICHARD D. WOOD                        Director                             March 6, 1998
---------------------------------------------------
                 (RICHARD D. WOOD)

            /s/ JAMES M. ZIMMERMAN                       Director                             March 6, 1998
---------------------------------------------------
               (JAMES M. ZIMMERMAN)

              /s/ DAVID B. KELSO                         Executive Vice President and         March 6, 1998
---------------------------------------------------        Chief Financial Officer
                 (DAVID B. KELSO)

              /s/ HENRY B. SCHRAM                        Senior Vice President and            March 6, 1998
---------------------------------------------------        Chief Accounting Officer
                 (HENRY B. SCHRAM)

                             THE CHUBB CORPORATION

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                   COVERED BY REPORT OF INDEPENDENT AUDITORS

                                  (ITEM 14(a))

                                                              ANNUAL REPORT TO
                                                                SHAREHOLDERS      FORM 10-K
                                                                    PAGE             PAGE
                                                              ----------------    ---------
Report of Independent Auditors                                       60               --

Consolidated Balance Sheets at December 31, 1997 and 1996            39               --

Consolidated Statements of Income for the Years Ended Decem-
  ber 31, 1997, 1996 and 1995                                        38               --

Consolidated Statements of Shareholders' Equity for the
  Years Ended December 31, 1997, 1996 and 1995                       40               --

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1997, 1996 and 1995                                   41               --

Notes to Consolidated Financial Statements                           42               --

Supplementary Information (unaudited)

     Quarterly Financial Data                                        61               --

Schedules:
      I --  Consolidated Summary of Investments -- Other
              than Investments in Related Parties at
              December 31, 1997                                      --               37

     II --  Condensed Financial Information of Registrant at
              December 31, 1997 and 1996 and for the Years
              Ended December 31, 1997, 1996 and 1995                 --               38

    III --  Consolidated Supplementary Insurance Information
              at and for the Years Ended December 31, 1997,
              1996 and 1995                                          --               41

     IV --  Consolidated Reinsurance for the Years Ended De-
              cember 31, 1997, 1996 and 1995                         --               42

     VI --  Consolidated Supplementary Property and Casualty
              Insurance Information for the Years Ended
              December 31, 1997, 1996 and 1995                       --               42

     All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

     The consolidated financial statements and supplementary information listed in the above index, which are included in the Annual Report to Shareholders of The Chubb Corporation for the year ended December 31, 1997, are hereby incorporated by reference.

                        CONSENT OF INDEPENDENT AUDITORS

     We consent to the incorporation by reference in this Annual Report (Form 10-K) of The Chubb Corporation of our report dated February 20, 1998 included in the 1997 Annual Report to Shareholders of The Chubb Corporation.

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

     We also consent to the incorporation by reference in the Registration Statements (Form S-3: No. 33-59111 and Form S-8: No. 2-90826, No. 33-29185, No.
33-30020, No. 33-49230, No. 33-49232, No. 333-09273 and No. 333-09275) of our
report dated February 20, 1998, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedules included in this Annual Report (Form 10-K) of The Chubb Corporation.

                                               ERNST & YOUNG LLP
New York, New York

March 25, 1998

                             THE CHUBB CORPORATION

                                   SCHEDULE I

CONSOLIDATED SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENTS IN RELATED PARTIES

                                 (IN MILLIONS)

                               DECEMBER 31, 1997

                                                                                       AMOUNT
                                                                                      AT WHICH
                                                          COST OR                     SHOWN IN
                                                         AMORTIZED      MARKET           THE
                  TYPE OF INVESTMENT                       COST          VALUE      BALANCE SHEET
                  ------------------                     ---------      ------      -------------
Short term investments................................   $   725.1     $   725.1      $   725.1
                                                         ---------     ---------      ---------
Fixed maturities
  Bonds
     United States Government and government agencies
       and authorities................................     1,636.6       1,672.0        1,669.6
     States, municipalities and political
       subdivisions...................................     7,561.2       8,063.8        7,919.6
     Foreign..........................................     1,022.5       1,066.4        1,066.4
     Public utilities.................................       190.7         195.8          195.8
     All other corporate bonds........................     1,412.9       1,442.5        1,442.5
                                                         ---------     ---------      ---------
               Total bonds............................    11,823.9      12,440.5       12,293.9
  Redeemable preferred stocks.........................       151.1         159.5          159.5
                                                         ---------     ---------      ---------
               Total fixed maturities.................    11,975.0      12,600.0       12,453.4
                                                         ---------     ---------      ---------
Equity securities
  Common stocks
     Banks, trusts and insurance companies............        23.9          39.8           39.8
     Industrial, miscellaneous and other..............       710.0         831.3          831.3
                                                         ---------     ---------      ---------
               Total equity securities................       733.9         871.1          871.1
                                                         ---------     ---------      ---------
               Total invested assets..................   $13,434.0     $14,196.2      $14,049.6
                                                         =========     =========      =========

                             THE CHUBB CORPORATION

                                  SCHEDULE II

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                     BALANCE SHEETS -- PARENT COMPANY ONLY

                                 (IN MILLIONS)

                                  DECEMBER 31

                                                                   1997          1996
                                                                   ----          ----
Assets
  Invested Assets
     Short Term Investments.................................     $  420.8      $    9.7
     Taxable Fixed Maturities -- Available-for-Sale (cost
      $330.8 and $792.9)....................................        334.9         786.8
     Equity Securities (cost $66.4 and $52.1)...............         83.6          86.9
                                                                 --------      --------
          TOTAL INVESTED ASSETS.............................        839.3         883.4
  Cash......................................................           .6            --
  Investment in Consolidated Subsidiaries
     Continuing Operations..................................      4,779.6       3,714.7
     Discontinued Operations................................           --         843.4
  Other Assets..............................................        231.4         212.6
                                                                 --------      --------
          TOTAL ASSETS......................................     $5,850.9      $5,654.1
                                                                 ========      ========
Liabilities
  Long Term Debt............................................         60.0          90.0
  Dividend Payable to Shareholders..........................         49.0          47.2
  Deferred Income Tax.......................................         39.5          15.0
  Accrued Expenses and Other Liabilities....................         45.3          39.0
                                                                 --------      --------
          TOTAL LIABILITIES.................................        193.8         191.2
                                                                 --------      --------
Shareholders' Equity
  Preferred Stock -- Authorized 4,000,000 Shares;
     $1 Par Value; Issued -- None...........................           --            --
  Common Stock -- Authorized 600,000,000 Shares;
     $1 Par Value; Issued 176,037,850 and 176,084,173
     Shares.................................................        176.0         176.1
  Paid-In Surplus...........................................        593.0         695.7
  Retained Earnings.........................................      5,101.7       4,530.5
  Foreign Currency Translation Losses, Net of Income Tax....        (25.7)        (15.6)
  Unrealized Appreciation of Investments, Net of Income
     Tax....................................................        400.1         238.7
  Receivable from Employee Stock Ownership Plan.............        (96.7)       (106.3)
  Treasury Stock, at Cost -- 7,320,410 and 1,223,182
     Shares.................................................       (491.3)        (56.2)
                                                                 --------      --------
          TOTAL SHAREHOLDERS' EQUITY........................      5,657.1       5,462.9
                                                                 --------      --------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........     $5,850.9      $5,654.1
                                                                 ========      ========

     The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Corporation's 1997 Annual Report to Shareholders.

                             THE CHUBB CORPORATION

                                  SCHEDULE II

                                  (CONTINUED)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                  STATEMENTS OF INCOME -- PARENT COMPANY ONLY

                                 (IN MILLIONS)

                            YEARS ENDED DECEMBER 31

                                                               1997        1996        1995
                                                               ----        ----        ----
Investment Income...........................................  $ 71.8      $ 41.5      $ 20.0

Realized Investment Gains (Losses)..........................    13.2        12.8         (.5)

Investment Expenses.........................................    (1.8)       (2.0)       (1.1)

Corporate Expenses..........................................   (34.9)      (33.4)      (33.4)
                                                              ------      ------      ------
                                                                48.3        18.9       (15.0)

Federal and Foreign Income Tax (Credit).....................    44.0         (.1)        2.7
                                                              ------      ------      ------
                                                                 4.3        18.8       (17.7)

Equity in Income from Continuing Operations of Consolidated
  Subsidiaries..............................................   765.2       467.4       672.1
                                                              ------      ------      ------
     INCOME FROM CONTINUING OPERATIONS......................   769.5       486.2       654.4

Equity in Income from Discontinued Operations...............      --        26.5        42.2
                                                              ------      ------      ------
     NET INCOME.............................................  $769.5      $512.7      $696.6
                                                              ======      ======      ======

     The Corporation and its domestic subsidiaries file a consolidated federal income tax return. The Corporation's federal income tax represents its allocation of federal income tax under the Corporation's tax allocation agreements with its subsidiaries.

     The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Corporation's 1997 Annual Report to Shareholders.

                             THE CHUBB CORPORATION

                                  SCHEDULE II

                                  (CONTINUED)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                STATEMENTS OF CASH FLOWS -- PARENT COMPANY ONLY

                                 (IN MILLIONS)

                            YEARS ENDED DECEMBER 31

                                                               1997       1996       1995
                                                               ----       ----       ----
Cash Flows from Operating Activities
  Net Income................................................  $ 769.5    $ 512.7    $ 696.6
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities
     Equity in Income of Continuing Operations of
       Consolidated Subsidiaries............................   (765.2)    (467.4)    (672.1)
     Equity in Income from Discontinued Operations..........       --      (26.5)     (42.2)
     Realized Investment (Gains) Losses.....................    (13.2)     (12.8)        .5
     Other, Net.............................................     16.9      (12.7)       5.2
                                                              -------    -------    -------
       NET CASH PROVIDED BY (USED IN)
          OPERATING ACTIVITIES..............................      8.0       (6.7)     (12.0)
                                                              -------    -------    -------
Cash Flows from Investing Activities
  Proceeds from Sales of Fixed Maturities...................    600.1      237.7      110.2
  Proceeds from Maturities of Fixed Maturities..............     49.1      104.9       13.3
  Proceeds from Sales of Equity Securities..................     89.7       17.3        2.5
  Proceeds from Sale of Discontinued Operations, Net........    861.2         --         --
  Purchases of Fixed Maturities.............................   (606.3)    (398.0)     (39.6)
  Purchases of Equity Securities............................    (84.0)     (16.1)      (8.7)
  Decrease (Increase) in Short Term Investments, Net........   (411.1)      53.0       (1.2)
  Dividends Received from Consolidated Subsidiaries.........    280.0      275.2      244.0
  Capital Contributions to Consolidated Subsidiaries........       --         --      (24.0)
  Other, Net................................................     19.6      (23.4)     (40.1)
                                                              -------    -------    -------
       NET CASH PROVIDED BY INVESTING ACTIVITIES............    798.3      250.6      256.4
                                                              -------    -------    -------
Cash Flows from Financing Activities
  Proceeds from Exercise of Stock Option by Subsidiary......    249.3(a)      --         --
  Repayment of Long Term Debt...............................    (30.0)     (30.0)     (30.0)
  Dividends Paid to Shareholders............................   (196.5)    (184.2)    (167.8)
  Repurchase of Shares......................................   (827.9)     (82.5)        --
  Other, Net................................................      (.6)      52.7      (46.6)
                                                              -------    -------    -------
       NET CASH USED IN FINANCING ACTIVITIES................   (805.7)    (244.0)    (244.4)
                                                              -------    -------    -------
Net Increase (Decrease) in Cash.............................       .6        (.1)        --
Cash at Beginning of Year...................................       --         .1         .1
                                                              -------    -------    -------
       CASH AT END OF YEAR..................................  $    .6    $    --    $    .1
                                                              =======    =======    =======

---------------
(a) In 1997 and 1996, Chubb Capital Corporation, a subsidiary of the Corporation, exercised its option to obtain 5,316,565 shares and 480,464 shares, respectively, of the Corporation's common stock. Chubb Capital exchanged such shares for $228.6 million and $20.7 million, respectively, of its 6% exchangeable subordinated notes. In 1997, Chubb Capital paid the Corporation for the cost of those shares.

     In 1997, a $264.4 million investment in a real estate development subsidiary was received as a dividend from a subsidiary of the Corporation. In addition, $410.7 million of fixed maturity securities were contributed to an investment company subsidiary of the Corporation. In 1996, $520.3 million of fixed maturity securities were received as a dividend from the investment company subsidiary. These noncash transactions have been excluded from the statements of cash flows.

     The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Corporation's 1997 Annual Report to Shareholders.

                             THE CHUBB CORPORATION

                                  SCHEDULE III

                CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION

                                 (IN MILLIONS)

                                                                     DECEMBER 31                   YEAR ENDED DECEMBER 31
                                                          ---------------------------------   ---------------------------------

                                                           DEFERRED
                                                            POLICY                                          NET
                                                          ACQUISITION    UNPAID    UNEARNED   PREMIUMS   INVESTMENT   INSURANCE
                        SEGMENT                              COSTS       CLAIMS    PREMIUMS    EARNED      INCOME      CLAIMS
                        -------                           -----------   --------   --------   --------   ----------   ---------
1997
  Property and Casualty Insurance
    Personal............................................    $174.5      $  675.5   $  644.7   $1,188.1                $  595.5
    Commercial..........................................     502.4       9,097.0    2,051.9    3,874.4                 2,646.1
    Reinsurance Assumed.................................        --            --         --       94.9                    65.4
    Investments.........................................                                                   $711.2*
                                                            ------      --------   --------   --------     ------     --------
                                                            $676.9      $9,772.5   $2,696.6   $5,157.4     $711.2     $3,307.0
                                                            ======      ========   ========   ========     ======     ========
1996
  Property and Casualty Insurance
    Personal............................................    $146.1      $  688.5   $  591.9   $  969.7                $  570.5
    Commercial..........................................     425.2       8,652.8    1,926.8    3,315.6                 2,252.6
    Reinsurance Assumed.................................      29.9         182.4       98.8      284.0                   187.7
    Investments.........................................                                                   $646.1*
                                                            ------      --------   --------   --------     ------     --------
                                                            $601.2      $9,523.7   $2,617.5   $4,569.3     $646.1     $3,010.8
                                                            ======      ========   ========   ========     ======     ========
1995
  Property and Casualty Insurance
    Personal............................................    $131.5      $  692.0   $  548.1   $  847.5                $  442.5
    Commercial..........................................     367.2       8,498.5    1,842.3    2,952.8                 2,000.8
    Reinsurance Assumed.................................      60.0         397.7      180.3      346.9                   226.7
    Investments.........................................                                                   $603.0*
                                                            ------      --------   --------   --------     ------     --------
                                                            $558.7      $9,588.2   $2,570.7   $4,147.2     $603.0     $2,670.0
                                                            ======      ========   ========   ========     ======     ========

                                                                YEAR ENDED DECEMBER 31
                                                          -----------------------------------
                                                          AMORTIZATION     OTHER
                                                          OF DEFERRED    INSURANCE
                                                             POLICY      OPERATING
                                                          ACQUISITION    COSTS AND   PREMIUMS
                        SEGMENT                              COSTS       EXPENSES    WRITTEN
                        -------                           ------------   ---------   --------
1997
  Property and Casualty Insurance
    Personal............................................    $  340.3      $ 68.2     $1,306.4
    Commercial..........................................     1,021.1       262.6      4,145.4
    Reinsurance Assumed.................................        41.2                     (3.8)
    Investments.........................................
                                                            --------      ------     --------
                                                            $1,402.6      $330.8     $5,448.0
                                                            ========      ======     ========
1996
  Property and Casualty Insurance
    Personal............................................    $  273.5      $ 58.5     $1,039.2
    Commercial..........................................       849.5       231.7      3,532.1
    Reinsurance Assumed.................................       115.0                    202.5
    Investments.........................................
                                                            --------      ------     --------
                                                            $1,238.0      $290.2     $4,773.8
                                                            ========      ======     ========
1995
  Property and Casualty Insurance
    Personal............................................    $  254.0      $ 53.7     $  866.8
    Commercial..........................................       750.6       208.3      3,070.7
    Reinsurance Assumed.................................       116.4                    368.5
    Investments.........................................
                                                            --------      ------     --------
                                                            $1,121.0      $262.0     $4,306.0
                                                            ========      ======     ========

---------------

 * Property and casualty assets are available for payment of claims and expenses for all classes of business; therefore, such assets and the related investment income have not been identified with specific groupings of classes of business.

                             THE CHUBB CORPORATION

                                  SCHEDULE IV

                            CONSOLIDATED REINSURANCE

                                 (IN MILLIONS)

                            YEARS ENDED DECEMBER 31

                                               PROPERTY AND CASUALTY INSURANCE PREMIUMS EARNED
                                               -----------------------------------------------   PERCENTAGE OF
                                                             CEDED       ASSUMED                    AMOUNT
                                                DIRECT     TO OTHER    FROM OTHER       NET         ASSUMED
                                                AMOUNT     COMPANIES    COMPANIES     AMOUNT        TO NET
                                                ------     ---------   ----------     ------     -------------
1997.........................................  $5,315.8    $  450.8      $292.4      $5,157.4         5.7
                                               ========    ========      ======      ========
1996.........................................  $5,023.5    $  987.2      $533.0      $4,569.3        11.7
                                               ========    ========      ======      ========
1995.........................................  $4,754.4    $1,319.3      $712.1      $4,147.2        17.2
                                               ========    ========      ======      ========

                             THE CHUBB CORPORATION

                                  SCHEDULE VI

     CONSOLIDATED SUPPLEMENTARY PROPERTY AND CASUALTY INSURANCE INFORMATION

                                 (IN MILLIONS)

                            YEARS ENDED DECEMBER 31

                                                           CLAIMS AND CLAIM
                                                              ADJUSTMENT
                                                          EXPENSES INCURRED
                                                              RELATED TO
                                                        ----------------------       PAID CLAIMS AND
                                                        CURRENT        PRIOR         CLAIM ADJUSTMENT
                                                          YEAR         YEARS             EXPENSES
                                                        --------      --------       ----------------
1997..................................................  $3,372.3       $(65.3)           $2,498.3
                                                        ========       ======            ========
1996..................................................  $3,053.6       $(42.8)           $2,869.4
                                                        ========       ======            ========
1995..................................................  $2,705.8       $(35.8)           $1,988.4
                                                        ========       ======            ========

                             THE CHUBB CORPORATION

                                    EXHIBITS

                                  (ITEM 14(a))

                                                  DESCRIPTION
                                                  -----------
            (2)       --  Plan of acquisition, reorganization, arrangement,
                            liquidation or succession
                          Stock Purchase Agreement dated as of February 23, 1997
                            between Jefferson-Pilot Corporation and the registrant
                            incorporated by reference to Exhibit 2.1 of the
                            registrant's Report to the Securities and Exchange
                            Commission on Form 10-Q for the three months ended March
                            31, 1997. (Confidential treatment granted with respect to
                            certain portions thereof.)
            (3)       --  Articles of Incorporation and By-Laws
                          Restated Certificate of Incorporation. Incorporated by
                            reference to Exhibit (3) of the registrant's Report to the
                            Securities and Exchange Commission on Form 10-Q for the
                            six months ended June 30, 1996.
                          Restated By-Laws. Incorporated by reference to Exhibit (3)
                            of the registrant's Report to the Securities and Exchange
                            Commission on Form 10-Q for the six months ended June 30,
                            1997.
            (4)       --  The registrant is not filing any instruments evidencing any indebtedness since the total amount of securities
                            authorized under any single instrument does not exceed 10%
                            of the total assets of the registrant and its subsidiaries on a consolidated basis. Copies of such instruments will
                            be furnished to the Securities and Exchange Commission
                            upon request.
           (10)       --  Material contracts
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

                                                  DESCRIPTION
                                                  -----------
                            The Chubb Corporation Stock Option Plan for Non-Employee
                               Directors (1996) incorporated by reference to Exhibit C
                               of the registrant's definitive proxy statement for the
                               Annual Meeting of Shareholders held on April 23, 1996.
                            The Chubb Corporation Long-Term Stock Incentive Plan
                               (1992) incorporated by reference to Exhibit (10) of the
                               registrant's Report to the Securities and Exchange
                               Commission on Form 10-K for the year ended December 31,
                               1992.
                            The Chubb Corporation Stock Option Plan (1984)
                               incorporated by reference to Exhibit (10) of the
                               registrant's Report to the Securities and Exchange
                               Commission on Form 10-K for the year ended December 31,
                               1994.
                            The Chubb Corporation Stock Option Plan for Non-Employee
                               Directors (1992) incorporated by reference to Exhibit
                               (10) of the registrant's Report to the Securities and
                               Exchange Commission on Form 10-K for the year ended
                               December 31, 1992.
                            The Chubb Corporation Deferred Compensation Plan for
                               Directors incorporated by reference to Exhibit (10) of
                               the registrant's Report to the Securities and Exchange
                               Commission on Form 10-K for the year ended December 31,
                               1995.
                            Executive Severance Agreements and their amendments
                               incorporated by reference to Exhibit (10) of the
                               registrant's Report to the Securities and Exchange
                               Commission on Form 10-K for the year ended December 31,
                               1994.
                            Executive Severance Agreements incorporated by reference
                               to Exhibit (10) of the registrant's Report to the
                               Securities and Exchange Commission on Form 10-K for the
                               year ended December 31, 1995.
                            Executive Severance Agreement incorporated by reference to
                               Exhibit (10) of the registrant's Report to the
                               Securities and Exchange Commission on Form 10-Q for the
                               six months ended June 30, 1997.
                            Executive Severance Agreements filed herewith.
                            Contract for consulting and advisory services with Percy
                               Chubb III, a director of the registrant, incorporated
                               by reference to Exhibit (10) of the registrant's Report
                               to the Securities and Exchange Commission on Form 10-K
                               for the year ended December 31, 1996.
              (11)    --  Computation of earnings per share incorporated by reference from Note (16) of the notes to consolidated financial
                            statements of the 1997 Annual Report to Shareholders.
              (13)    --  Pages 15, 16, and 36 through 62 of the 1997 Annual Report to
                            Shareholders.
              (21)    --  Subsidiaries of the registrant filed herewith.
              (23)    --  Consent of Independent Auditors (see page 36 of this
                            report).