Form 10-Q
period 1998-03-31
CHUBB CORP
filed 1998-05-15
CIK 20171

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                Washington, D. C.

                                      20549

                                    FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1998

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ______________ to ______________

Commission file number  1-8661


                              THE CHUBB CORPORATION
             (Exact name of registrant as specified in its charter)


          NEW JERSEY                                          13-2595722
(State or other jurisdiction of                           (I. R. S. Employer
 incorporation or organization)                           Identification No.)


15 MOUNTAIN VIEW ROAD, WARREN, NEW JERSEY                     07061-1615
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

                                 YES  X   NO ___


     The number of shares of common stock outstanding as of April 30, 1998 was 168,079,063.

                              THE CHUBB CORPORATION
                                      INDEX



                                                                     Page Number

Part I.   Financial Information:

  Item 1 - Financial Statements:

    Consolidated Balance Sheets as of
     March 31, 1998 and December 31, 1997.........................        1


    Consolidated Statements of Income for the
     Three Months Ended March 31, 1998 and 1997...................        2


    Consolidated Statements of Comprehensive Income
     for the Three Months Ended March 31, 1998 and 1997...........        3


    Consolidated Statements of Cash Flows for the
     Three Months Ended March 31, 1998 and 1997...................        4


    Notes to Consolidated Financial Statements....................        5


  Item  2 - Management's Discussion and Analysis
    of Financial Condition and Results of Operations..............        8


Part II.  Other Information:

  Item 6 - Exhibits and Reports on Form 8-K.......................       15

                              THE CHUBB CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                          Mar. 31,      Dec. 31,
                                                           1998          1997
                                                         ---------     ---------
                                                              (in millions)
Assets

  Invested Assets
    Short Term Investments ..........................    $   892.5     $   725.1
    Fixed Maturities
      Held-to-Maturity - Tax Exempt (market $2,292.4
       and $2,347.2) ................................      2,153.0       2,200.6
      Available-for-Sale
       Tax Exempt (cost $5,779.0 and $5,408.4) ......      6,130.7       5,766.9
       Taxable (cost $4,043.5 and $4,366.0) .........      4,141.2       4,485.9
    Equity Securities (cost $735.5 and $733.9) ......        937.2         871.1
                                                         ---------     ---------

           TOTAL INVESTED ASSETS ....................     14,254.6      14,049.6
  Cash ..............................................         12.8          11.5
  Accrued Investment Income .........................        183.5         203.8
  Premiums Receivable ...............................      1,125.9       1,144.4
  Reinsurance Recoverable on Unpaid Claims ..........      1,200.2       1,207.9
  Prepaid Reinsurance Premiums ......................        121.3         115.2
  Funds Held for Asbestos-Related Settlement ........        599.6         599.5
  Deferred Policy Acquisition Costs ..................       681.8         676.9
  Real Estate Assets ................................        777.6         790.0
  Deferred Income Tax ...............................        337.1         317.0
  Other Assets ......................................        704.1         499.8
                                                         ---------     ---------

           TOTAL ASSETS .............................    $19,998.5     $19,615.6
                                                         =========     =========

Liabilities

  Unpaid Claims .....................................    $ 9,900.3     $ 9,772.5
  Unearned Premiums .................................      2,720.1       2,696.6
  Long Term Debt ....................................        248.4         398.6
  Dividend Payable to Shareholders ..................         52.2          49.0
  Accrued Expenses and Other Liabilities ............      1,324.6       1,041.8
                                                         ---------     ---------

           TOTAL LIABILITIES ........................     14,245.6      13,958.5
                                                         ---------     ---------

Shareholders' Equity

  Common Stock - $1 Par Value; 176,025,724 and
   176,037,850 Shares ...............................        176.0         176.0
  Paid-In Surplus ...................................        571.5         593.0
  Retained Earnings .................................      5,241.3       5,101.7
  Accumulated Other Comprehensive Income
   Unrealized Appreciation of Investments, Net of Tax        423.2         400.1
   Foreign Currency Translation Losses, Net of Tax ..        (27.5)        (25.7)
  Receivable from Employee Stock Ownership Plan .....        (96.7)        (96.7)
  Treasury Stock, at Cost - 7,773,724 and
   7,320,410 Shares .................................       (534.9)       (491.3)
                                                         ---------     ---------

           TOTAL SHAREHOLDERS' EQUITY ...............      5,752.9       5,657.1
                                                         ---------     ---------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $19,998.5     $19,615.6
                                                         =========     =========

See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                           THREE MONTHS ENDED MARCH 31

                                                            1998         1997
                                                          ---------    ---------
                                                               (in millions)
Revenues
  Premiums Earned ....................................    $ 1,314.1    $ 1,321.0
  Investment Income ..................................        204.1        186.8
  Real Estate ........................................         24.5         44.3
  Realized Investment Gains ..........................         44.6         24.8
                                                          ---------    ---------

         Total Revenues ..............................      1,587.3      1,576.9
                                                          ---------    ---------

Claims and Expenses
  Insurance Claims ...................................        819.5        839.9
  Amortization of Deferred Policy Acquisition Costs ..        361.9        361.7
  Other Insurance Operating Costs and Expenses .......         87.7         78.5
  Real Estate Cost of Sales and Expenses .............         25.4         42.3
  Investment Expenses ................................          5.3          3.3
  Corporate Expenses .................................          8.2          5.7
  Restructuring Charge ...............................         40.0           --
                                                          ---------    ---------

         Total Claims and Expenses ...................      1,348.0      1,331.4
                                                          ---------    ---------

Income Before Federal and Foreign Income Tax .........        239.3        245.5
Federal and Foreign Income Tax .......................         47.5         53.4
                                                          ---------    ---------

Net Income ...........................................    $   191.8    $   192.1
                                                          =========    =========

Average Common Shares Outstanding ....................        168.3        173.2
Average Common and Potentially Dilutive
 Shares Outstanding ..................................        171.9        180.6

EARNINGS PER SHARE

Basic ................................................    $    1.14    $    1.11
Diluted ..............................................         1.12         1.08

Dividends Declared Per Share .........................          .31          .29

See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           THREE MONTHS ENDED MARCH 31

                                                           1998           1997
                                                          ------         ------
                                                              (in millions)
Net Income .......................................        $191.8         $192.1
Other Comprehensive Income
  Change in Unrealized Appreciation
   of Investments, Net of Tax ....................          23.1          (69.3)
  Change in Foreign Currency Translation
   Losses, Net of Tax ............................          (1.8)           2.6
                                                          ------         ------
     Other Comprehensive Income ..................          21.3          (66.7)
                                                          ------         ------

Comprehensive Income .............................        $213.1         $125.4
                                                          ======         ======

See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           THREE MONTHS ENDED MARCH 31

                                                            1998         1997
                                                          --------     --------
                                                              (in millions)
Cash Flows from Operating Activities
  Net Income .........................................    $  191.8     $  192.1
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities
    Increase in Unpaid Claims, Net ...................       135.5        436.7
    Increase in Unearned Premiums, Net ...............        17.4        100.8
    Increase in Deferred Policy Acquisition Costs ....        (4.9)       (32.0)
    Depreciation .....................................        16.0         16.8
    Realized Investment Gains ........................       (44.6)       (24.8)
    Other, Net .......................................       (15.9)        (3.4)
                                                          --------     --------

  Net Cash Provided by Operating Activities ..........       295.3        686.2
                                                          --------     --------

Cash Flows from Investing Activities
  Proceeds from Sales of Fixed Maturities ............     1,134.6      1,455.5
  Proceeds from Maturities of Fixed Maturities .......       161.6        236.7
  Proceeds from Sales of Equity Securities ...........       102.6        122.3
  Purchases of Fixed Maturities ......................    (1,270.3)    (1,514.3)
  Purchases of Equity Securities .....................       (88.4)      (132.6)
  Increase in Short Term Investments, Net ............      (167.4)      (560.6)
  Increase in Net Payable from Security Transactions
   Not Settled .......................................       126.1        103.5
  Other, Net .........................................       (21.8)       (29.6)
                                                          --------     --------

  Net Cash Used in Investing Activities ..............       (23.0)      (319.1)
                                                          --------     --------

Cash Flows from Financing Activities
  Repayment of Long Term Debt ........................      (150.2)       (10.0)
  Increase in Short Term Debt, Net ...................          --         20.5
  Dividends Paid to Shareholders .....................       (49.0)       (47.2)
  Repurchase of Shares ...............................       (89.1)      (340.7)
  Other, Net .........................................        17.3         13.9
                                                          --------     --------

  Net Cash Used in Financing Activities ..............      (271.0)      (363.5)
                                                          --------     --------

Net Increase in Cash .................................         1.3          3.6

Cash at Beginning of Year ............................        11.5          4.7
                                                          --------     --------

  Cash at End of Period ..............................    $   12.8     $    8.3
                                                          ========     ========

See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1)  General

          The amounts included in this report are unaudited but include those adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the 1997 Annual Report to Shareholders.

2)   Adoption of New Accounting Pronouncement

          In the first quarter of 1998, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for the reporting and presentation of comprehensive income and its components. Comprehensive income is defined as all changes in shareholders' equity, except those arising from transactions with shareholders. For the Corporation, comprehensive income includes net income, changes in unrealized appreciation or depreciation of investments carried at market value and changes in foreign currency translation gains or losses. SFAS No. 130 only requires the presentation of additional information in the financial statements; therefore, the adoption of SFAS No. 130 has no effect on the Corporation's financial position or results of operations.

3)  Investments

          Short term investments, which have an original maturity of one year or less, are carried at amortized cost which approximates market value. Fixed maturities classified as held-to-maturity are carried at amortized cost. Fixed maturities classified as available-for-sale and equity securities are carried at market value as of the balance sheet date.

          The net change in unrealized appreciation of investments carried at market value was as follows:

                                                            Three Months Ended
                                                                 March 31
                                                            1998          1997
                                                           -------      -------
                                                              (in millions)
     Change in unrealized appreciation of
      equity securities.................................   $  64.5      $ (13.8)
     Change in unrealized appreciation of
      fixed maturities..................................     (29.0)       (92.8)
                                                           -------      -------
                                                              35.5       (106.6)
     Deferred income tax (credit).......................      12.4        (37.3)
                                                           -------      -------
     Change in unrealized appreciation of
      investments, net..................................   $  23.1      $ (69.3)
                                                           =======      =======

4)  Property and Casualty Unpaid Claims

          A discussion of the 1993 Fibreboard asbestos-related settlement is presented in Note 13 of the notes to consolidated financial statements in the 1997 Annual Report to Shareholders. The following developments during 1998 relate to the settlement.

          In January 1998, the United States Court of Appeals for the Fifth Circuit again affirmed the approval by a lower court of the global settlement agreement among Pacific Indemnity Company (a subsidiary of the Corporation), Continental Casualty Company (a subsidiary of CNA Financial Corporation), Fibreboard Corporation and attorneys representing claimants against Fibreboard. In April 1998, the objectors to the global settlement agreement petitioned the United States Supreme Court to review the decision. The Supreme Court will have to decide whether to take the appeal.

          The trilateral agreement among Pacific Indemnity, Continental Casualty and Fibreboard was never appealed to the United States Supreme Court and is final. The trilateral agreement will be triggered if the global settlement agreement is ultimately disapproved. As a result, management continues to believe that the uncertainty of Pacific Indemnity's exposure with respect to asbestos-related bodily injury claims against Fibreboard has been eliminated.

5)  Restructuring Charge

          During the fourth quarter of 1997, the Corporation began an activity value analysis process to identify and then eliminate low-value activities and to improve operational efficiency in order to reduce expenses and redirect resources to those current activities and new initiatives that have the greatest potential to contribute to the future results of the Corporation. Implementation began in the first quarter of 1998 and will be substantially completed by the end of the year. The cost control initiative will result in approximately 500 job reductions in the home office and the branch network through a combination of early retirements, terminations and attrition. Other savings involve vendor management, consulting expenses and other operating costs.

          In the first quarter of 1998, the Corporation recorded a restructuring charge of $40 million related to the implementation of the cost control initiative. The restructuring charge relates primarily to costs associated with providing enhanced pension benefits to employees who accepted an early retirement incentive offer, severance costs and other costs.

6) Earnings Per Share

          Earnings per share amounts for 1997 have been restated to reflect the changes prescribed by SFAS No. 128, Earnings per Share. SFAS No. 128 requires presentation of basic earnings per share and diluted earnings per share.

          The following table sets forth the computation of basic and diluted earnings per share:

                                                            Three Months Ended
                                                                  March 31
                                                            --------------------
                                                             1998          1997
                                                            -------      -------
                                                               (in millions,
                                                          except per share amounts)
Basic earnings per share:
  Net income .........................................      $ 191.8      $ 192.1
                                                            =======      =======

  Weighted average number of common
   shares outstanding ................................        168.3        173.2
                                                            =======      =======

  Basic earnings per share ...........................      $  1.14      $  1.11
                                                            =======      =======

Diluted earnings per share:
  Net income .........................................      $ 191.8      $ 192.1
  After-tax interest expense on 6%
   exchangeable subordinated notes ...................           --          2.2
                                                            -------      -------

  Net income for computing diluted
   earnings per share ................................      $ 191.8      $ 194.3
                                                            =======      =======

  Weighted average number of common
   shares outstanding ................................        168.3        173.2
  Additional shares from assumed conversion
   of 6% exchangeable subordinated notes as if
   each $1,000 of principal amount had been
   converted at issuance into 23.256 shares
   of common stock ...................................           --          5.3
  Additional shares from assumed exercise of
   stock-based compensation awards ...................          3.6          2.1
                                                            -------      -------

  Weighted average number of common shares and
   potential common shares assumed outstanding
   for computing diluted earnings per share ..........        171.9        180.6
                                                            =======      =======

  Diluted earnings per share .........................      $  1.12      $  1.08
                                                            =======      =======

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 1998 AND 1997


SUMMARY OF FINANCIAL RESULTS

     The following is a summary of the Corporation's operating results for the first quarter of 1998 and 1997:

                                                              Quarter Ended
                                                                March 31
                                                          ---------------------
                                                            1998         1997
                                                          --------     --------
                                                               (in millions)
PROPERTY AND CASUALTY INSURANCE
 Underwriting
  Net Premiums Written ...............................    $1,331.5     $1,421.8
  Increase in Unearned Premiums ......................       (17.4)      (100.8)
                                                          --------     --------
     Premiums Earned .................................     1,314.1      1,321.0
                                                          --------     --------
  Claims and Claim Expenses ..........................       819.5        839.9
  Operating Costs and Expenses .......................       446.0        464.8
  Increase in Deferred Policy Acquisition Costs ......        (4.9)       (32.0)
  Dividends to Policyholders .........................         8.5          7.4
                                                          --------     --------
  Underwriting Income Before Income Tax ..............        45.0         40.9
  Federal and Foreign Income Tax .....................        16.2         14.5
                                                          --------     --------

  Underwriting Income ................................        28.8         26.4
                                                          --------     --------

 Investments
  Investment Income Before Expenses and Income Tax ...       187.6        174.3
  Investment Expenses ................................         4.2          2.7
                                                          --------     --------
  Investment Income Before Income Tax ................       183.4        171.6
  Federal and Foreign Income Tax .....................        28.9         28.1
                                                          --------     --------

  Investment Income ..................................       154.5        143.5
                                                          --------     --------

 Property and Casualty Income ........................       183.3        169.9
                                                          --------     --------


CORPORATE AND OTHER, Net of Tax ......................         5.5          6.0
                                                          --------     --------

CONSOLIDATED OPERATING INCOME BEFORE
 RESTRUCTURING CHARGE ................................       188.8        175.9

Restructuring Charge, Net of Tax .....................       (26.0)          --
                                                          --------     --------

CONSOLIDATED OPERATING INCOME ........................       162.8        175.9

REALIZED INVESTMENT GAINS, Net of Tax ................        29.0         16.2
                                                          --------     --------

CONSOLIDATED NET INCOME ..............................    $  191.8     $  192.1
                                                          ========     ========

PROPERTY AND CASUALTY INSURANCE

     Earnings from our property and casualty business were higher in the first quarter of 1998 compared with the same period of 1997 due primarily to a 7.7% increase in investment income. Underwriting income was similarly profitable in both periods. Property and casualty income after taxes amounted to $183.3 million in the first quarter of 1998 compared with $169.9 million in 1997.

     Reported net premiums written were $1,331.5 million in the first quarter of 1998, a decrease of 6.4% compared with the first quarter of 1997. The decrease in reported premiums written in the first quarter of 1998 was due to the termination, effective January 1, 1997, of the agreements pertaining to the exchange of reinsurance on a quota share basis with the Royal & Sun Alliance Insurance Group plc. Net premiums written in the first quarter of 1997 included the effect of the portfolio transfers of unearned premiums as of January 1, 1997 resulting from the termination of the agreements.

     A comparison of reported net premiums written with net premiums written adjusted to reflect the termination of the reinsurance agreements with Sun Alliance follows:

                                                         Quarter Ended
                                                            March 31
                                                    ------------------------
                                                      1998            1997
                                                    --------        --------
                                                          (in millions)
     Reported net premiums written                  $1,331.5        $1,421.8
     Portfolio transfer of unearned premiums                           174.6
     Premiums assumed from Sun Alliance                                 (3.8)
                                                    --------        --------
     Adjusted net premiums written                  $1,331.5        $1,251.0
                                                    ========        ========

     Net premiums written, as adjusted, increased 6.4% in the first quarter of 1998 compared with the same quarter in 1997. The worldwide marketplace continued to be competitive, particularly in the commercial classes. Competitors continued to place significant pressure on pricing and coverage terms as they attempted to maintain or increase market share. Substantial premium growth in the first quarter of 1998 was achieved outside the United States from our international branch network.

     Underwriting results were profitable in the first quarter of 1998 and 1997. Our combined loss and expense ratio was 96.1% in the first quarter of 1998 compared with 96.3% in 1997.

     The loss ratio improved to 62.8% in the first quarter of 1998 from 63.9% in 1997 despite the adverse effect of higher catastrophe losses resulting primarily from the winter ice storms in Canada. The loss ratios continue to reflect the favorable experience resulting from the consistent application of our disciplined underwriting standards. Catastrophe losses during the first quarter of 1998 were 2.3 percentage points of the loss ratio compared with only 0.8 of a percentage point in 1997.

     Our expense ratio was 33.3% in the first quarter of 1998 compared with 32.4% in 1997. The increase in 1998 was due primarily to an increase in commission expense caused in part by higher contingent payments.

     Underwriting results during 1998 and 1997 by class of business were as follows:

                                                  Quarter Ended March 31
                                                  ----------------------
                                           Net Premiums          Combined Loss and
                                             Written               Expense Ratios
                                       --------------------     --------------------
                                         1998        1997         1998        1997
                                       --------    --------     --------    --------
                                          (in millions)
Personal Insurance
  Automobile ......................    $   70.6    $   78.3         89.0%       88.4%
  Homeowners ......................       154.8       174.2         85.8        92.7
  Other ...........................        73.9        85.0         63.3        65.2
                                       --------    --------     --------    --------
      Total Personal ..............       299.3       337.5         81.1        85.0
                                       --------    --------     --------    --------

Commercial Insurance
  Multiple Peril ..................       189.6       219.5        118.4       108.8
  Casualty ........................       231.8       241.3        114.2       114.7
  Workers' Compensation ...........        97.8        92.0        101.0       102.3
  Property and Marine .............       128.0       148.3        116.6       105.7
  Executive Protection ............       223.4       212.6         71.8        73.6
  Financial Institutions ..........        98.0       109.9         83.0        80.4
  Other ...........................        63.6        64.5         95.8        89.6
                                       --------    --------     --------    --------
      Total Commercial ............     1,032.2     1,088.1        100.9        98.1
                                       --------    --------     --------    --------

      Total Before Reinsurance
       Assumed ....................     1,331.5     1,425.6         96.1        95.0

Reinsurance Assumed ...............          --        (3.8)          --         N/M
                                       --------    --------     --------    --------

      Total .......................    $1,331.5    $1,421.8         96.1%       96.3%
                                       ========    ========     ========    ========

  PERSONAL INSURANCE

     Reported premiums from personal insurance coverages, which represent approximately 22% of the premiums written by our property and casualty subsidiaries, decreased by 11.3% in the first quarter of 1998 compared with the same quarter in 1997. In the first quarter of 1997, net premiums written for the personal classes included $65.8 million due to the effect of the portfolio transfer of unearned premiums as of January 1, 1997 resulting from the termination of the reinsurance agreement with Sun Alliance.

     Excluding the effects of the termination of the reinsurance agreement with Sun Alliance, premium growth for the personal classes was 10.1% in the first quarter of 1998. We continued to grow our homeowners and other non-automobile business in non-catastrophe prone areas. Personal automobile premiums also increased as a result of an increase in the number of in-force policies for high value automobiles.

     Our personal insurance business produced highly profitable underwriting results in the first quarter of 1998 and 1997. The combined loss and expense ratio was 81.1% in the first quarter of 1998 compared with 85.0% in 1997.

     Homeowners results were more profitable in 1998 compared with 1997 as a reduction in non-catastrophe related losses more than offset an increase in catastrophe-related losses resulting primarily from the Canadian ice storms. Catastrophe losses represented 7.8 percentage points of the loss ratio for this class in the first quarter of 1998 compared with only 0.9 of a percentage point in 1997. Other personal coverages, which include insurance for personal valuables and excess liability, produced highly profitable results in 1998 and 1997 due to continued favorable loss experience. Our automobile business produced profitable results in both years due primarily to stable loss frequency and severity.

   COMMERCIAL INSURANCE

     Reported premiums from commercial insurance, which represent approximately 78% of our total writings, decreased by 5.1% in the first quarter of 1998 compared with the same period a year ago. In the first quarter of 1997, net premiums written for the commercial classes included $108.8 million due to the effect of the portfolio transfer of unearned premiums as of January 1, 1997 resulting from the termination of the reinsurance agreement with Sun Alliance.

     Excluding the effects of the termination of the reinsurance agreement with Sun Alliance, premium growth for the commercial classes was 5.4% in the first quarter of 1998. Such premium growth was due primarily to the selective writing of new accounts, exposure growth on existing business and the purchase of additional coverages by current customers. Premium growth was stronger outside the United States. Growth in the United States continues to be hindered by intense competition which has resulted in declining prices and fewer new business opportunities for several classes of business.

     Our commercial insurance business produced near breakeven underwriting results in the first quarter of 1998 compared with modestly profitable results for the same period a year ago. The combined loss and expense ratio was 100.9% in the first quarter of 1998 compared with 98.1% in 1997.

     Multiple peril results were unprofitable in 1998 and 1997 due, in large part, to competitive pressure on prices. Results in 1998 deteriorated in the property component of this business due to the Canadian catastrophe losses and in the liability component due to an increase in the frequency of large losses. Catastrophe losses represented 5.5 percentage points of the loss ratio for this class in the first quarter of 1998 compared with only 1.2 percentage points in 1997.

     Results for our casualty business were unprofitable by a similar margin in 1998 and 1997. Casualty results were adversely affected in both years, but more so in 1997, by increases in loss reserves for asbestos-related and toxic waste claims. The excess liability component of our casualty coverages produced modestly unprofitable underwriting results in 1998 due to declining prices compared with profitable results in 1997. Results for the primary liability component were extremely unprofitable in both years due to an increased frequency of large losses, particularly in 1998. Results in the automobile component were somewhat unprofitable in 1998 and 1997.

     Workers' compensation results were marginally unprofitable in 1998 and 1997. Results in both periods reflect the cumulative effect of price reductions that have occurred over the past several years. Results continued to benefit, however, from the reform of benefit provisions of workers' compensation laws in many states and the impact of medical cost containment and disability management activities.

     Property and marine results were unprofitable in 1998 and 1997. Results deteriorated in 1998 due to an increase in the frequency of large losses. Results in 1998 and 1997 were adversely affected by several large overseas losses. Catastrophe losses represented 3.4 percentage points of the loss ratio for this class in the first quarter of 1998 compared with 5.2 percentage points in 1997.

     Executive protection results were highly profitable in 1998 and 1997 due to favorable loss experience. Our financial institutions business also produced highly profitable results in both years. Results in our other commercial classes were profitable in 1998 and 1997 due to our surety business which produced highly profitable results in both years.

  REINSURANCE ASSUMED

     Reinsurance assumed is treaty reinsurance that was assumed from Sun Alliance. The reinsurance agreement with Sun Alliance was terminated effective January 1, 1997. However, due to the lag in our reporting of such business, net premiums written in the first quarter of 1997 included $89.8 million related to business we assumed from Sun Alliance for the second half of 1996. This was offset by a $93.6 million reduction in net premiums written in the first quarter of 1997 due to the effect of the portfolio transfer of unearned premiums back to Sun Alliance as of January 1, 1997.

     Underwriting results for this segment in the first quarter of 1997, which represent our share of the Sun Alliance business for the last six months of 1996, were near breakeven.

  LOSS RESERVES

     Gross loss reserves were $9,900.3 million and $9,772.5 million at March 31, 1998 and December 31, 1997, respectively. Reinsurance recoverables on such loss reserves were $1,200.2 million and $1,207.9 million at March 31, 1998 and December 31, 1997, respectively.

     Loss reserves, net of reinsurance recoverable, increased by $135.5 million during the first quarter of 1998. Substantial reserve growth continued to occur in those liability classes, primarily excess liability and executive protection, that are characterized by delayed loss reporting and extended periods of settlement.

     Losses incurred related to asbestos and toxic waste claims were $17.9 million in the first quarter of 1998 and $32.5 million in 1997.

     A discussion of the 1993 Fibreboard asbestos-related settlement is incorporated by reference from Item 7 of the Corporation's 10-K for the year ended December 31, 1997. The following developments during 1998 relate to the settlement.

     In January 1998, the United States Court of Appeals for the Fifth Circuit again affirmed the approval by a lower court of the global settlement agreement among Pacific Indemnity Company (a subsidiary of the Corporation), Continental Casualty Company (a subsidiary of CNA Financial Corporation), Fibreboard Corporation and attorneys representing claimants against Fibreboard. In April 1998, the objectors to the global settlement agreement petitioned the United States Supreme Court to review the decision. The Supreme Court will have to decide whether to take the appeal.

     The trilateral agreement among Pacific Indemnity, Continental Casualty and Fibreboard was never appealed to the United States Supreme Court and is final. The trilateral agreement will be triggered if the global settlement agreement is ultimately disapproved. As a result, management continues to believe that the uncertainty of Pacific Indemnity's exposure with respect to asbestos-related bodily injury claims against Fibreboard has been eliminated.

  INVESTMENTS

     Investment income after deducting expenses and taxes increased by 7.7% in the first quarter of 1998 compared with the same period in 1997. The growth was due to an increase in invested assets since the first quarter of 1997, reflecting strong cash flow from operations over the period, partially offset by lower average yields on new investments. The effective tax rate on investment income decreased to 15.8% in the first quarter of 1998 from 16.4% in the first quarter of 1997 due to holding a larger proportion of our investment portfolio in tax-exempt securities.

     New cash available for investment in the first quarter of 1998 was invested primarily in tax-exempt bonds. The property and casualty subsidiaries maintain sufficient investments in highly liquid, short term securities to provide for immediate cash needs.

CORPORATE AND OTHER

     Corporate and other includes the results of our real estate subsidiary, investment income earned on corporate invested assets and interest and other expenses not allocable to the operating subsidiaries. Corporate and other income after taxes was $5.5 million in the first quarter of 1998 compared with $6.0 million in the first quarter of 1997.

     We are continuing to explore the sale of certain of the remaining properties held by our real estate subsidiary.

COST REDUCTION PROGRAM AND RESTRUCTURING CHARGE

     During the fourth quarter of 1997, the Corporation began an activity value analysis process to identify and then eliminate low-value activities and to improve operational efficiency in order to reduce expenses and redirect resources to those current activities and new initiatives that have the greatest potential to contribute to the future results of the Corporation. Implementation began in the first quarter of 1998 and will be substantially completed by the end of the year. The cost control initiative is expected to result in annual pre-tax savings of approximately $150 million, beginning in 1999. This initiative will result in approximately 500 job reductions in the home office and the branch network through a combination of early retirements, terminations and attrition. Other savings involve vendor management, consulting expenses and other operating costs.

     In the first quarter of 1998, the Corporation recorded a restructuring charge of $40 million, or $26 million after taxes, related to the implementation of the cost control initiative. The restructuring charge relates primarily to costs associated with providing enhanced pension benefits to employees who accepted an early retirement incentive offer, severance costs and other costs.

INVESTMENT GAINS AND LOSSES

     Decisions to sell securities are governed principally by considerations of investment opportunities and tax consequences. As a result, realized investment gains and losses may vary significantly from period to period. Net investment gains before taxes of $44.6 million were realized in the first quarter of 1998 compared with net gains of $24.8 million for the same period in 1997.

CAPITAL RESOURCES

     On March 7, 1997, the Board of Directors replaced a prior share repurchase program with a new program, which authorized the repurchase of up to 17,500,000 shares of common stock. Through March 31, 1998, the Corporation repurchased 10,919,200 shares under the new share repurchase program, including 1,127,300 shares repurchased in open-market transactions in the first quarter of 1998 at a cost of $89.1 million.

     At January 1, 1998, Chubb Capital Corporation, a subsidiary of the Corporation, had outstanding $150 million of 6% notes due February 1, 1998. The notes were repaid when due.

FORWARD LOOKING INFORMATION

     Certain statements in this document may be considered to be "forward looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995, such as statements that include the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions. Such statements are subject to certain risks and uncertainties. The factors which could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Corporation's public filings with the Securities and Exchange Commission and specifically to: risks or uncertainties associated with the Corporation's expectations with respect to its activity value analysis program; and, more generally, to: general economic conditions including changes in interest rates and the performance of the financial markets, changes in domestic and foreign laws, regulations and taxes, changes in competition and pricing environments, regional or general changes in asset valuations, the occurrence of significant natural disasters, the inability to reinsure certain risks economically, the adequacy of loss reserves, as well as general market conditions, competition, pricing and restructurings.

                           PART II. OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

A. Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 31, 1998.










                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, The Chubb Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE CHUBB CORPORATION

                                            (Registrant)



                                       By: /s/ HENRY B. SCHRAM
                                           _________________________
                                           Henry B. Schram
                                           Senior Vice-President and
                                           Chief Accounting Officer


Date: May 15, 1998