Form 10-Q
period 1998-06-30
CHUBB CORP
filed 1998-08-11
CIK 20171

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                Washington, D. C.

                                      20549

                                    FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

                                      OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________  to  ____________

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


                   YES  X          NO _____

        The number of shares of common stock outstanding as of July 31, 1998 was 165,613,051.

                              THE CHUBB CORPORATION
                                      INDEX



                                                                     Page Number
                                                                     -----------

Part I.   Financial Information:

  Item 1 - Financial Statements:

    Consolidated Balance Sheets as of
     June 30, 1998 and December 31, 1997..........................        1


    Consolidated Statements of Income for the
     Three Months and Six Months Ended June 30, 1998 and 1997.....        2


    Consolidated Statements of Comprehensive Income
     for the Three Months and Six Months Ended
     June 30, 1998 and 1997.......................................        3


    Consolidated Statements of Cash Flows for the
     Six Months Ended June 30, 1998 and 1997......................        4


    Notes to Consolidated Financial Statements....................        5


  Item  2 - Management's Discussion and Analysis
    of Financial Condition and Results of Operations..............        8


Part II.  Other Information:

  Item 4 - Submission of Matters to a Vote of Security Holders....       17

  Item 6 - Exhibits and Reports on Form 8-K.......................       18

                              THE CHUBB CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                             June 30,       Dec. 31,
                                                               1998            1997
                                                            ---------        ---------
                                                                  (in millions)
Assets

  Invested Assets
    Short Term Investments ..........................       $   335.2        $   725.1
    Fixed Maturities
      Held-to-Maturity - Tax Exempt (market $2,237.1
       and $2,347.2) ................................         2,102.3          2,200.6
      Available-for-Sale
       Tax Exempt (cost $6,163.0 and $5,408.4) ......         6,515.3          5,766.9
       Taxable (cost $4,191.2 and $4,366.0) .........         4,294.3          4,485.9
    Equity Securities (cost $767.4 and $733.9) ......           949.5            871.1
                                                            ---------        ---------

           TOTAL INVESTED ASSETS ....................        14,196.6         14,049.6
  Cash ..............................................            14.0             11.5
  Accrued Investment Income .........................           211.9            203.8
  Premiums Receivable ...............................         1,260.2          1,144.4
  Reinsurance Recoverable on Unpaid Claims ..........         1,192.3          1,207.9
  Prepaid Reinsurance Premiums ......................           125.2            115.2
  Funds Held for Asbestos-Related Settlement ........           601.2            599.5
  Deferred Policy Acquisition Costs .................           710.0            676.9
  Real Estate Assets ................................           768.5            790.0
  Deferred Income Tax ...............................           361.7            317.0
  Other Assets ......................................           681.4            499.8
                                                            ---------        ---------

           TOTAL ASSETS .............................       $20,123.0        $19,615.6
                                                            =========        =========

Liabilities

  Unpaid Claims .....................................       $10,054.0        $ 9,772.5
  Unearned Premiums .................................         2,837.9          2,696.6
  Short Term Debt ...................................             7.5               --
  Long Term Debt ....................................           248.1            398.6
  Dividend Payable to Shareholders ..................            51.9             49.0
  Accrued Expenses and Other Liabilities ............         1,190.2          1,041.8
                                                            ---------        ---------

           TOTAL LIABILITIES ........................        14,389.6         13,958.5
                                                            ---------        ---------

Shareholders' Equity

  Common Stock - $1 Par Value; 175,997,066 and
   176,037,850 Shares ...............................           176.0            176.0
  Paid-In Surplus ...................................           557.6            593.0
  Retained Earnings .................................         5,373.6          5,101.7
  Accumulated Other Comprehensive Income
   Unrealized Appreciation of Investments, Net of Tax           414.4            400.1
   Foreign Currency Translation Losses, Net of Tax ..           (32.2)           (25.7)
  Receivable from Employee Stock Ownership Plan .....           (91.6)           (96.7)
  Treasury Stock, at Cost - 9,387,024 and
   7,320,410 Shares .................................          (664.4)          (491.3)
                                                            ---------        ---------

           TOTAL SHAREHOLDERS' EQUITY ...............         5,733.4          5,657.1
                                                            ---------        ---------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $20,123.0        $19,615.6
                                                            =========        =========



See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                              PERIODS ENDED JUNE 30


                                                    Second Quarter                     Six Months
                                                 1998            1997             1998            1997
                                               ---------       ---------       ---------       ---------
                                                                     (in millions)
Revenues
  Premiums Earned ......................       $ 1,324.4       $ 1,249.0       $ 2,638.5       $ 2,570.0
  Investment Income ....................           204.3           192.8           408.4           379.6
  Real Estate ..........................            23.1            47.5            47.6            91.8
  Realized Investment Gains ............            45.8            20.3            90.4            45.1
                                               ---------       ---------       ---------       ---------

         Total Revenues ................         1,597.6         1,509.6         3,184.9         3,086.5
                                               ---------       ---------       ---------       ---------


Claims and Expenses
  Insurance Claims .....................           880.7           785.7         1,700.2         1,625.6
  Amortization of Deferred Policy
   Acquisition Costs ...................           365.9           337.5           727.8           699.2
  Other Insurance Operating Costs
   and Expenses ........................            96.4            83.2           184.1           161.7
  Real Estate Cost of Sales and Expenses            24.0            58.3            49.4           100.6
  Investment Expenses ..................             2.6             2.6             7.9             5.9
  Corporate Expenses ...................             5.6             2.9            13.8             8.6
  Restructuring Charge .................              --              --            40.0              --
                                               ---------       ---------       ---------       ---------

         Total Claims and Expenses .....         1,375.2         1,270.2         2,723.2         2,601.6
                                               ---------       ---------       ---------       ---------

Income Before Federal and Foreign
 Income Tax ............................           222.4           239.4           461.7           484.9
Federal and Foreign Income Tax .........            38.2            50.7            85.7           104.1
                                               ---------       ---------       ---------       ---------

Net Income .............................       $   184.2       $   188.7       $   376.0       $   380.8
                                               =========       =========       =========       =========

Average Common Shares Outstanding ......           167.5           172.0           167.9           172.6
Average Common and Potentially Dilutive
 Shares Outstanding ....................           170.9           176.4           171.4           178.5

NET INCOME PER SHARE

Basic ..................................       $    1.10       $    1.10       $    2.24       $    2.21
Diluted ................................            1.08            1.08            2.20            2.16

Dividends Declared Per Share ...........             .31             .29             .62             .58



See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                              PERIODS ENDED JUNE 30


                                                  Second Quarter                Six Months
                                                1998          1997          1998          1997
                                               ------        ------        ------        ------
                                                                 (in millions)

Net Income .............................       $184.2        $188.7        $376.0        $380.8
Other Comprehensive Income (Loss)
  Change in Unrealized Appreciation
   of Investments, Net of Tax ..........         (8.8)        111.0          14.3          41.7
  Change in Foreign Currency Translation
   Losses, Net of Tax ..................         (4.7)         (7.5)         (6.5)         (4.9)
                                               ------        ------        ------        ------
     Other Comprehensive Income (Loss) .        (13.5)        103.5           7.8          36.8
                                               ------        ------        ------        ------

Comprehensive Income ...................       $170.7        $292.2        $383.8        $417.6
                                               ======        ======        ======        ======


See Notes to Consolidated Financial Statements.

                             THE CHUBB CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30

                                                             1998             1997
                                                           --------        --------
                                                                 (in millions)

Cash Flows from Operating Activities
  Net Income .......................................       $  376.0        $  380.8
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities
    Increase in Unpaid Claims, Net .................          297.1           539.1
    Increase in Unearned Premiums, Net .............          131.3           218.5
    Increase in Premiums Receivable ................         (115.8)         (176.7)
    Increase in Deferred Policy Acquisition Costs ..          (33.1)          (60.8)
    Change in Deferred Federal Income Tax ..........          (48.2)          (36.6)
    Depreciation ...................................           29.8            32.7
    Realized Investment Gains ......................          (90.4)          (45.1)
    Other, Net .....................................          (18.4)          (24.8)
                                                           --------        --------

  Net Cash Provided by Operating Activities ........          528.3           827.1
                                                           --------        --------

Cash Flows from Investing Activities
  Proceeds from Sales of Fixed Maturities ..........        1,325.3         1,991.1
  Proceeds from Maturities of Fixed Maturities .....          314.1           312.0
  Proceeds from Sales of Equity Securities .........          195.4           176.1
  Proceeds from Sale of Discontinued Operations, Net             --           861.2
  Purchases of Fixed Maturities ....................       (2,089.8)       (2,576.3)
  Purchases of Equity Securities ...................         (171.6)         (249.6)
  Increase (Decrease) in Short Term Investments, Net          389.9          (824.6)
  Increase (Decrease) in Net Payable from
   Security Transactions Not Settled ...............           (1.8)           49.0
  Other, Net .......................................          (29.8)          (49.9)
                                                           --------        --------

  Net Cash Used in Investing Activities ............          (68.3)         (311.0)
                                                           --------        --------

Cash Flows from Financing Activities
  Proceeds from Issuance of Long Term Debt .........            0.3             8.1
  Repayment of Long Term Debt ......................         (150.8)          (12.2)
  Increase in Short Term Debt, Net .................            7.5            33.5
  Dividends Paid to Shareholders ...................         (101.2)          (96.6)
  Repurchase of Shares .............................         (248.3)         (479.8)
  Other, Net .......................................           35.0            34.0
                                                           --------        --------

  Net Cash Used in Financing Activities ............         (457.5)         (513.0)
                                                           --------        --------

Net Increase in Cash ...............................            2.5             3.1

Cash at Beginning of Year ..........................           11.5             4.7
                                                           --------        --------

  Cash at End of Period ............................       $   14.0        $    7.8
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

               The net change in unrealized appreciation of investments carried at market value was as follows:

                                                   Periods Ended June 30
                                           ----------------------------------------------
                                              Second Quarter              Six Months
                                           --------------------       -------------------
                                            1998          1997         1998         1997
                                           ------        ------       ------       ------
                                                            (in millions)

Change in unrealized appreciation of
 equity securities .................       $(19.6)       $ 50.7       $ 44.9       $ 36.9
Change in unrealized appreciation of
 fixed maturities ..................          6.0         119.8        (23.0)        27.0
                                           ------        ------       ------       ------
                                            (13.6)        170.5         21.9         63.9
Deferred income tax (credit) .......         (4.8)         59.5          7.6         22.2
                                           ------        ------       ------       ------

Change in unrealized appreciation of
 investments, net ..................       $ (8.8)       $111.0       $ 14.3       $ 41.7
                                           ======        ======       ======       ======

4)  Property and Casualty Unpaid Claims

               A discussion of the 1993 Fibreboard asbestos-related settlement is presented in Note 13 of the notes to consolidated financial statements in the 1997 Annual Report to Shareholders. The following developments during 1998 relate to the settlement.

               In January 1998, the United States Court of Appeals for the Fifth Circuit again affirmed the approval by a lower court of the global settlement agreement among Pacific Indemnity Company (a subsidiary of the Corporation), Continental Casualty Company (a subsidiary of CNA Financial Corporation), Fibreboard Corporation and attorneys representing claimants against Fibreboard. In April 1998, the objectors to the global settlement agreement petitioned the United States Supreme Court to review the decision. In June 1998, the Supreme Court announced it would review the decision of the lower court. A decision by the Supreme Court is not expected until 1999.

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

               The following table sets forth the computation of basic and diluted earnings per share:

                                                                 Periods Ended June 30
                                                  -------------------------------------------------
                                                      Second Quarter               Six Months
                                                  ---------------------       ---------------------
                                                    1998          1997         1998           1997
                                                  -------       -------       -------       -------
                                                                     (in millions,
                                                               except per share amounts)

Basic earnings per share:
  Net income ..............................       $ 184.2       $ 188.7       $ 376.0       $ 380.8
                                                  =======       =======       =======       =======

  Weighted average number of common
   shares outstanding .....................         167.5         172.0         167.9         172.6
                                                  =======       =======       =======       =======

  Basic earnings per share ................       $  1.10       $  1.10       $  2.24       $  2.21
                                                  =======       =======       =======       =======

Diluted earnings per share:
  Net income ..............................       $ 184.2       $ 188.7       $ 376.0       $ 380.8
  After-tax interest expense on 6%
   exchangeable subordinated notes ........            --           1.1            --           3.3
                                                  -------       -------       -------       -------

  Net income for computing diluted
   earnings per share .....................       $ 184.2       $ 189.8       $ 376.0       $ 384.1
                                                  =======       =======       =======       =======

  Weighted average number of common
   shares outstanding .....................         167.5         172.0         167.9         172.6
  Additional shares from assumed conversion
   of 6% exchangeable subordinated notes
   as if each $1,000 of principal amount
   had been converted at issuance into
   23.256 shares of common stock ..........            --           2.0            --           3.7
  Additional shares from assumed exercise
   of stock-based compensation awards .....           3.4           2.4           3.5           2.2
                                                  -------       -------       -------       -------

  Weighted average number of common shares
  and potential common shares assumed
   outstanding for computing diluted
   earnings per share .....................         170.9         176.4         171.4         178.5
                                                  =======       =======       =======       =======

  Diluted earnings per share ..............       $  1.08       $  1.08       $  2.20       $  2.16
                                                  =======       =======       =======       =======

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
               AND FOR THE QUARTERS ENDED JUNE 30, 1998 AND 1997


SUMMARY OF FINANCIAL RESULTS

        The following is a summary of the Corporation's operating results for the second quarter and six months ended June 30, 1998 and 1997:

                                                           Periods Ended June 30
                                        --------------------------------------------------------
                                             Second Quarter                     Six Months
                                        ------------------------        ------------------------
                                          1998            1997            1998            1997
                                        --------        --------        --------        --------
                                                                (in millions)

PROPERTY AND CASUALTY INSURANCE
 Underwriting
  Net Premiums Written ..........       $1,438.3        $1,366.7        $2,769.8        $2,788.5
  Increase in Unearned Premiums .         (113.9)         (117.7)         (131.3)         (218.5)
                                        --------        --------        --------        --------
     Premiums Earned ............        1,324.4         1,249.0         2,638.5         2,570.0
                                        --------        --------        --------        --------
  Claims and Claim Expenses .....          880.7           785.7         1,700.2         1,625.6
  Operating Costs and Expenses ..          481.4           441.8           927.4           906.6
  Increase in Deferred Policy
   Acquisition Costs ............          (28.2)          (28.8)          (33.1)          (60.8)
  Dividends to Policyholders ....            9.1             7.7            17.6            15.1
                                        --------        --------        --------        --------
  Underwriting Income (Loss)
   Before Income Tax ............          (18.6)           42.6            26.4            83.5
  Federal and Foreign Income
   Tax (Credit) .................           (7.8)           15.4             8.4            29.9
                                        --------        --------        --------        --------

  Underwriting Income (Loss) ....          (10.8)           27.2            18.0            53.6
                                        --------        --------        --------        --------

 Investments
  Investment Income Before
   Expenses and Income Tax ......          189.1           178.8           376.7           353.1
  Investment Expenses ...........            2.2             2.2             6.4             4.9
                                        --------        --------        --------        --------
  Investment Income Before
   Income Tax ...................          186.9           176.6           370.3           348.2
  Federal and Foreign Income Tax            29.0            30.0            57.9            58.1
                                        --------        --------        --------        --------

  Investment Income .............          157.9           146.6           312.4           290.1
                                        --------        --------        --------        --------

 Property and Casualty Income ...          147.1           173.8           330.4           343.7


CORPORATE AND OTHER, Net of Tax .            7.3             1.8            12.8             7.8
                                        --------        --------        --------        --------

CONSOLIDATED OPERATING INCOME
 BEFORE RESTRUCTURING CHARGE ....          154.4           175.6           343.2           351.5

Restructuring Charge, Net of Tax              --              --           (26.0)             --
                                        --------        --------        --------        --------

CONSOLIDATED OPERATING INCOME ...          154.4           175.6           317.2           351.5

REALIZED INVESTMENT GAINS,
 Net of Tax .....................           29.8            13.1            58.8            29.3
                                        --------        --------        --------        --------

CONSOLIDATED NET INCOME .........       $  184.2        $  188.7        $  376.0        $  380.8
                                        ========        ========        ========        ========

PROPERTY AND CASUALTY INSURANCE

        Earnings from our property and casualty business were modestly lower in the first six months of 1998 compared with the same period of 1997. The decrease in 1998 was due in large part to higher catastrophe losses, particularly in the second quarter. Investment income increased 7.7% in the first six months of 1998 compared with 1997. Property and casualty income after taxes amounted to $330.4 million in the first six months of 1998 and $147.1 million in the second quarter compared with $343.7 million and $173.8 million, respectively, in 1997.

        Reported net premiums written were $2.8 billion in the first six months of 1998, a decrease of less than 1% compared with the same period in 1997. The decrease in reported premiums written in the first six months of 1998 was due to the termination, effective January 1, 1997, of the agreements pertaining to the exchange of reinsurance on a quota share basis with the Royal & Sun Alliance Insurance Group plc. Net premiums written in the first quarter of 1997 included the effect of the portfolio transfers of unearned premiums as of January 1, 1997 resulting from the termination of the agreements.

        A comparison of reported net premiums written with net premiums written adjusted to reflect the termination of the reinsurance agreements with Sun Alliance follows:

                                                 Six Months Ended
                                                      June 30
                                              ------------------------
                                                1998            1997
                                              --------        --------
                                                   (in millions)

Reported net premiums written .........       $2,769.8        $2,788.5
Portfolio transfer of unearned premiums                          174.6
Premiums assumed from Sun Alliance ....                           (3.8)
                                              --------        --------

   Adjusted net premiums written ......       $2,769.8        $2,617.7
                                              ========        ========


        Net premiums written, as adjusted, increased 5.8% in the first six months of 1998 compared with the same period in 1997. Net premiums written were $1.4 billion in the second quarter of 1998, an increase of 5.2% over the comparable period of 1997. Second quarter premium growth was unaffected by the termination of the reinsurance agreements with Sun Alliance. The worldwide marketplace continued to be competitive, particularly in the commercial classes. Competitors continued to place significant pressure on pricing and coverage terms as they attempted to maintain or increase market share. Strong premium growth in the first six months of 1998 was achieved outside the United States from our international branch network.

        Underwriting results were profitable in the first six months of 1998 and 1997. Underwriting results were near breakeven in the second quarter of 1998 compared with profitable results for the same period in 1997. Our combined loss and expense ratio was 98.2% in the first six months of 1998 and 100.3% in the second quarter compared with 95.8% and 95.3%, respectively, in 1997.

        The loss ratio was 64.9% for the first six months of 1998 and 67.0% for the second quarter compared with 63.6% and 63.3%, respectively, in the prior year. The loss ratios continue to reflect the favorable experience resulting from the consistent application of our disciplined underwriting standards. The 1998 loss ratios were adversely affected by higher catastrophe losses, resulting primarily from the winter ice storms in Canada in the first quarter and the wind and hail storms in the United States in the second quarter. Catastrophe losses during the first six months of 1998 amounted to $92.0 million which represented
3.5 percentage points of the loss ratio compared with $28.5 million or 1.1 percentage points in 1997. Catastrophe losses for the second quarter of 1998 amounted to $62.3 million or 4.7 percentage points of the loss ratio compared with $18.1 million or 1.5 percentage points in 1997.

        Our expense ratio was 33.3% for both the first six months of 1998 and the second quarter compared with 32.2% and 32.0%, respectively, in 1997. The increase in 1998 was due primarily to an increase in commission expense caused in part by higher contingent payments.

        Underwriting results during 1998 and 1997 by class of business were as follows:

                                                   Six Months Ended June 30
                                     ----------------------------------------------------
                                         Net Premiums               Combined Loss and
                                           Written                    Expense Ratios
                                     -----------------------        ---------------------
                                       1998           1997            1998          1997
                                     --------       --------        --------     --------
                                          (in millions)

Personal Insurance
  Automobile .................       $  152.2       $  153.0            87.5%        85.9%
  Homeowners .................          351.9          352.6            94.0         92.9
  Other ......................          160.2          163.7            64.1         65.3
                                     --------       --------        --------     --------
      Total Personal .........          664.3          669.3            85.4         84.7
                                     --------       --------        --------     --------

Commercial Insurance
  Multiple Peril .............          389.8          413.1           120.0        111.2
  Casualty ...................          460.7          472.0           117.5        114.4
  Workers' Compensation ......          169.5          157.1           110.1        104.5
  Property and Marine ........          285.3          302.9           109.6        107.0
  Executive Protection .......          467.7          436.2            74.6         72.7
  Financial Institutions .....          199.8          204.5            81.8         82.6
  Other ......................          132.7          137.2            95.2         82.7
                                     --------       --------        --------     --------
      Total Commercial .......        2,105.5        2,123.0           102.3         98.4
                                     --------       --------        --------     --------

      Total Before Reinsurance
       Assumed ...............        2,769.8        2,792.3            98.2         95.2

Reinsurance Assumed ..........             --           (3.8)             --          N/M
                                     --------       --------        --------     --------

      Total ..................       $2,769.8       $2,788.5            98.2%        95.8%
                                     ========       ========        ========     ========

                                                Quarter Ended June 30
                               ---------------------------------------------------
                                    Net Premiums              Combined Loss and
                                       Written                  Expense Ratios
                               -----------------------       ---------------------
                                 1998            1997           1998         1997
                               --------       --------       --------     --------
                                     (in millions)

Personal Insurance
  Automobile ...........       $   81.6       $   74.7           86.0%        83.4%
  Homeowners ...........          197.1          178.4          102.1         93.2
  Other ................           86.3           78.7           64.8         65.5
                               --------       --------       --------     --------
      Total Personal ...          365.0          331.8           89.7         84.4
                               --------       --------       --------     --------

Commercial Insurance
  Multiple Peril .......          200.2          193.6          121.7        113.7
  Casualty .............          228.9          230.7          120.8        114.1
  Workers' Compensation            71.7           65.1          119.8        107.4
  Property and Marine ..          157.3          154.6          103.2        108.2
  Executive Protection .          244.3          223.6           77.4         71.8
  Financial Institutions          101.8           94.6           80.6         84.9
  Other ................           69.1           72.7           94.5         77.0
                               --------       --------       --------     --------
      Total Commercial .        1,073.3        1,034.9          103.7         98.7
                               --------       --------       --------     --------

      Total ............       $1,438.3       $1,366.7          100.3%        95.3%
                               ========       ========       ========     ========


  PERSONAL INSURANCE

        Reported premiums from personal insurance coverages, which represent approximately 24% of the premiums written by our property and casualty subsidiaries, decreased by less than 1% in the first six months of 1998 compared with the same period in 1997. In the first quarter of 1997, net premiums written for the personal classes included $65.8 million due to the effect of the portfolio transfer of unearned premiums as of January 1, 1997 resulting from the termination of the reinsurance agreement with Sun Alliance.

        Excluding the effects of the termination of the reinsurance agreement with Sun Alliance, premium growth for the personal classes was 10.1% in the first six months of 1998. Net premiums written increased 10.0% in the second quarter of 1998 compared with the similar period in 1997. We continued to grow our homeowners and other non-automobile business in non-catastrophe prone areas. Personal automobile premiums also increased as a result of an increase in the number of in-force policies for high value automobiles.

        Our personal insurance business produced highly profitable underwriting results in 1998 and 1997. The combined loss and expense ratios were 85.4% for the first six months of 1998 and 89.7% for the second quarter compared with 84.7% and 84.4%, respectively, in 1997.

        Homeowners results were similarly profitable in the first six months of 1998 and 1997 as a reduction in non-catastrophe related losses substantially offset an increase in catastrophe losses. Homeowners results were modestly unprofitable in the second quarter of 1998 due to the substantial catastrophe losses during the quarter. Catastrophe losses represented 12.1 percentage points of the loss ratio for this class in the first six months of 1998 and 16.2 percentage points in the second quarter compared with 3.1 percentage points and
5.2 percentage points, respectively, in 1997.

        Other personal coverages, which include insurance for personal valuables and excess liability, produced highly profitable results in 1998 and 1997 due to continued favorable loss experience. Our automobile business produced profitable results in both years due primarily to stable loss frequency and severity.

  COMMERCIAL INSURANCE

        Reported premiums from commercial insurance, which represent approximately 76% of our total writings, decreased by approximately 1% in the first six months of 1998 compared with the same period a year ago. In the first quarter of 1997, net premiums written for the commercial classes included $108.8 million due to the effect of the portfolio transfer of unearned premiums as of January 1, 1997 resulting from the termination of the reinsurance agreement with Sun Alliance.

        Excluding the effects of the termination of the reinsurance agreement with Sun Alliance, premium growth for the commercial classes was 4.5% in the first six months of 1998. Net premiums written increased 3.7% in the second quarter of 1998 compared with the same period in 1997. Such premium growth was due primarily to the selective writing of new accounts, exposure growth on existing business and the purchase of additional coverages by current customers. We also continued to emphasize new products in our specialty lines. Premium growth was stronger outside the United States. Growth in the United States continues to be hindered by intense competition which has resulted in declining prices and fewer new business opportunities for several classes of business.

        Our commercial insurance business produced unprofitable underwriting results in the first six months of 1998 and in the second quarter compared with profitable results for the same periods a year ago. The combined loss and expense ratios were 102.3% for the first six months of 1998 and 103.7% for the second quarter compared with 98.4% and 98.7%, respectively, in 1997.

        Multiple peril results were unprofitable in 1998 and 1997 due, in large part, to competitive pressure on prices. Results in 1998 deteriorated in the property component of this business due primarily to higher catastrophes losses. Catastrophe losses represented 7.0 percentage points of the loss ratio for this class in the first six months of 1998 and 8.5 percentage points in the second quarter compared with only 1.5 percentage points and 1.8 percentage points, respectively, in 1997. In the liability component, an increase in the frequency of large losses in 1998 was offset by fewer increases in loss reserves for asbestos-related and toxic waste claims compared with 1997.

        Results for our casualty business were somewhat more unprofitable in 1998 than in 1997 due primarily to deterioration in the automobile component in the second quarter as the result of an unusually high frequency of large losses. Casualty results were adversely affected in both years by increases in loss reserves for asbestos-related and toxic waste claims. The excess liability component of our casualty coverages produced modestly unprofitable underwriting results in 1998 due to declining prices compared with profitable results in 1997. Results for the primary liability component were extremely unprofitable in both years.

        Workers' compensation results were more unprofitable in 1998 than in 1997. Results in both periods reflect the cumulative effect of price reductions that have occurred over the past several years. Results deteriorated in the second quarter of 1998 due to three unusually large losses which represented approximately 14 percentage points of the loss ratio for this class for the quarter.

        Property and marine results were similarly unprofitable in the first six months of 1998 and 1997. Results in both periods were adversely affected by an increase in the frequency of large losses, including several large overseas losses. Catastrophe losses represented 5.1 percentage points of the loss ratio for this class in the first six months of 1998 and 6.8 percentage points in the second quarter compared with 4.8 percentage points and 4.4 percentage points, respectively, in 1997.

        Results for our executive protection business were highly profitable in 1998 and 1997 due to favorable loss experience. Our financial institutions business also produced highly profitable results in both years. Results in our other commercial classes were profitable in 1998 and 1997 due to our surety business which produced highly profitable results in both years.

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

  LOSS RESERVES

        Gross loss reserves were $10,054.0 million and $9,772.5 million at June 30, 1998 and December 31, 1997, respectively. Reinsurance recoverables on such loss reserves were $1,192.3 million and $1,207.9 million at June 30, 1998 and December 31, 1997, respectively.

        Loss reserves, net of reinsurance recoverable, increased by $297.1 million during the first six months of 1998. Substantial reserve growth continued to occur in those liability classes, primarily excess liability and executive protection, that are characterized by delayed loss reporting and extended periods of settlement.

        Losses incurred related to asbestos and toxic waste claims were $34.8 million in the first six months of 1998 and $63.6 million for the same period in 1997.

        A discussion of the 1993 Fibreboard asbestos-related settlement is incorporated by reference from Item 7 of the Corporation's 10-K for the year ended December 31, 1997. The following developments during 1998 relate to the settlement.

        In January 1998, the United States Court of Appeals for the Fifth Circuit again affirmed the approval by a lower court of the global settlement agreement among Pacific Indemnity Company (a subsidiary of the Corporation), Continental Casualty Company (a subsidiary of CNA Financial Corporation), Fibreboard Corporation and attorneys representing claimants against Fibreboard. In April 1998, the objectors to the global settlement agreement petitioned the United States Supreme Court to review the decision. In June 1998, the Supreme Court announced it would review the decision of the lower court. A decision by the Supreme Court is not expected until 1999.

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

  INVESTMENTS

        Investment income after deducting expenses and taxes increased by 7.7% in both the first six months of 1998 and in the second quarter compared with the same periods in 1997. The growth was due to an increase in invested assets since the second quarter of 1997, reflecting strong cash flow from operations over the period, partially offset by lower average yields on new investments. The effective tax rate on investment income decreased to 15.6% in the first six months of 1998 from 16.7% in 1997 due to holding a larger proportion of our investment portfolio in tax-exempt securities.

        New cash available for investment in the first six months of 1998 was invested in tax-exempt bonds. The property and casualty subsidiaries maintain sufficient investments in highly liquid, short term securities to provide for immediate cash needs.

CORPORATE AND OTHER

        Corporate and other includes the results of our real estate subsidiary, investment income earned on corporate invested assets and interest and other expenses not allocable to the operating subsidiaries. Corporate and other income after taxes was $12.8 million in the first six months of 1998 compared with $7.8 million in the first six months of 1997.

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

INVESTMENT GAINS AND LOSSES

        Decisions to sell securities are governed principally by considerations of investment opportunities and tax consequences. As a result, realized investment gains and losses may vary significantly from period to period. Net investment gains before taxes of $90.4 million were realized in the first six months of 1998 compared with net gains of $45.1 million for the same period in 1997.

CAPITAL RESOURCES

        On March 7, 1997, the Board of Directors replaced a prior share repurchase program with a new program, which authorized the repurchase of up to 17,500,000 shares of common stock. Through June 30, 1998, the Corporation repurchased 12,963,000 shares under the 1997 share repurchase program, including 3,171,100 shares repurchased in open-market transactions in the first six months of 1998 at a cost of $248.3 million. On July 24, 1998, the Board of Directors authorized management to increase the share repurchase program by 12,500,000 shares in addition to the 4,537,000 shares remaining at June 30, 1998 under the 1997 authorization.

        The Corporation plans to issue $400 million of long term debt in the third quarter. Proceeds will be used for general corporate purposes, which may include the repurchase of shares of its common stock.

FORWARD LOOKING INFORMATION

        Certain statements in this document may be considered to be "forward looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995, such as statements that include the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions. Such statements are subject to certain risks and uncertainties. The factors which could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Corporation's public filings with the Securities and Exchange Commission and specifically to: risks or uncertainties associated with the Corporation's expectations with respect to its activity value analysis program or its announced real estate plans; and, more generally, to: general economic conditions including changes in interest rates and the performance of the financial markets, changes in domestic and foreign laws, regulations and taxes, changes in competition and pricing environments, regional or general changes in asset valuations, the occurrence of significant natural disasters, the inability to reinsure certain risks economically, the adequacy of loss reserves, as well as general market conditions, competition, pricing and restructurings.

                           PART II. OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Shareholders of The Chubb Corporation was held on April 28, 1998. Matters submitted to Shareholders at the meeting were as follows:

        Votes were cast in the following manner in connection with the election of each Director to serve until the next Annual Meeting of Shareholders.

                                                       Votes Against
Director                        Votes For               or Withheld
--------                        ---------               -----------

John C. Beck                   140,836,220               1,714,149
Sheila P. Burke                140,828,733               1,721,636
James I. Cash, Jr.             140,786,953               1,763,416
Percy Chubb, III               139,677,004               2,873,365
Joel J. Cohen                  139,678,143               2,872,226
James M. Cornelius             140,819,866               1,730,503
David H. Hoag                  140,212,825               2,337,544
Thomas C. MacAvoy              140,824,131               1,726,238
Dean R. O'Hare                 140,762,380               1,787,989
Warren B. Rudman               140,792,753               1,757,616
David G. Scholey                97,750,643              44,799,726
Raymond G. H. Seitz            139,657,787               2,892,582
Lawrence M. Small              140,829,328               1,721,041
Richard D. Wood                140,797,805               1,752,564
James M. Zimmerman             140,754,690               1,795,679

        There were no broker non-votes cast.

        Votes were cast in the following manner in connection with the proposal to approve the selection of Ernst & Young LLP as the independent auditors of the Registrant for the year 1998.


                                   Votes For            Votes Against
                                   ---------            -------------

                                  141,953,755              237,976

        There were 358,638 abstaining votes and no broker non-votes cast.

Item 6 - Exhibits and Reports on Form 8-K

A. Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended June 30, 1998.



                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, The Chubb Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             THE CHUBB CORPORATION

                                                 (Registrant)



                                             By: _______________________________
                                                  Henry B. Schram
                                                  Senior Vice-President and
                                                   Chief Accounting Officer


Date: August 11, 1998