Form 10-Q
period 1998-09-30
CHUBB CORP
filed 1998-11-13
CIK 20171

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                Washington, D. C.

                                      20549

                                    FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 1998

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


                              YES       X          NO


     The number of shares of common stock outstanding as of October 31, 1998 was 162,943,162.

                              THE CHUBB CORPORATION
                                      INDEX

                                                                     Page Number
                                                                     -----------
Part I.   Financial Information:

  Item 1 - Financial Statements:

    Consolidated Balance Sheets as of
     September 30, 1998 and December 31, 1997.....................        1


    Consolidated Statements of Income for the
     Three Months and Nine Months Ended
     September 30, 1998 and 1997..................................        2


    Consolidated Statements of Comprehensive Income
     for the Three Months and Nine Months Ended
     September 30, 1998 and 1997..................................        3


    Consolidated Statements of Cash Flows for the
     Nine Months Ended September 30, 1998 and 1997................        4


    Notes to Consolidated Financial Statements....................        5


  Item  2 - Management's Discussion and Analysis
    of Financial Condition and Results of Operations..............        8


Part II.  Other Information:

  Item 6 - Exhibits and Reports on Form 8-K.......................       17

                              THE CHUBB CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                             Sept. 30,          Dec. 31,
                                                               1998               1997
                                                             ---------         ---------
                                                                     (in millions)
Assets

  Invested Assets
    Short Term Investments ..........................        $   559.9         $   725.1
    Fixed Maturities
      Held-to-Maturity - Tax Exempt (market $2,195.4
       and $2,347.2) ................................          2,046.4           2,200.6
      Available-for-Sale
       Tax Exempt (cost $6,456.2 and $5,408.4) ......          6,924.7           5,766.9
       Taxable (cost $4,043.3 and $4,366.0) .........          4,165.1           4,485.9
    Equity Securities (cost $1,013.7 and $733.9) ....          1,002.0             871.1
                                                             ---------         ---------

           TOTAL INVESTED ASSETS ....................         14,698.1          14,049.6
  Cash ..............................................             17.0              11.5
  Accrued Investment Income .........................            197.0             203.8
  Premiums Receivable ...............................          1,165.8           1,144.4
  Reinsurance Recoverable on Unpaid Claims ..........          1,304.0           1,207.9
  Prepaid Reinsurance Premiums ......................            133.3             115.2
  Funds Held for Asbestos-Related Settlement ........            604.9             599.5
  Deferred Policy Acquisition Costs .................            720.3             676.9
  Real Estate Assets ................................            741.6             790.0
  Deferred Income Tax ...............................            346.0             317.0
  Other Assets ......................................            701.5             499.8
                                                             ---------         ---------

           TOTAL ASSETS .............................        $20,629.5         $19,615.6
                                                             =========         =========

Liabilities

  Unpaid Claims .....................................        $10,331.6         $ 9,772.5
  Unearned Premiums .................................          2,884.3           2,696.6
  Long Term Debt ....................................            637.6             398.6
  Dividend Payable to Shareholders ..................             50.3              49.0
  Accrued Expenses and Other Liabilities ............          1,182.9           1,041.8
                                                             ---------         ---------

           TOTAL LIABILITIES ........................         15,086.7          13,958.5
                                                             ---------         ---------

Shareholders' Equity

  Common Stock - $1 Par Value; 175,992,839 and
   176,037,850 Shares ...............................            176.0             176.0
  Paid-In Surplus ...................................            556.1             593.0
  Retained Earnings .................................          5,496.7           5,101.7
  Accumulated Other Comprehensive Income
   Unrealized Appreciation of Investments, Net of Tax            376.1             400.1
   Foreign Currency Translation Losses, Net of Tax ..            (37.8)            (25.7)
  Receivable from Employee Stock Ownership Plan .....            (91.6)            (96.7)
  Treasury Stock, at Cost - 13,065,903 and
   7,320,410 Shares .................................           (932.7)           (491.3)
                                                             ---------         ---------

           TOTAL SHAREHOLDERS' EQUITY ...............          5,542.8           5,657.1
                                                             ---------         ---------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $20,629.5         $19,615.6
                                                             =========         =========

See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                           PERIODS ENDED SEPTEMBER 30


                                                       Third Quarter                      Nine Months
                                                  1998             1997              1998             1997
                                                ---------        ---------        ---------        ---------
                                                                        (in millions)
Revenues
  Premiums Earned ......................        $ 1,328.4        $ 1,293.0        $ 3,966.9        $ 3,863.0
  Investment Income ....................            205.4            200.4            613.8            580.0
  Real Estate ..........................             23.1             46.3             70.7            138.1
  Realized Investment Gains ............             36.3             29.1            126.7             74.2
                                                ---------        ---------        ---------        ---------

         Total Revenues ................          1,593.2          1,568.8          4,778.1          4,655.3
                                                ---------        ---------        ---------        ---------

Claims and Expenses
  Insurance Claims .....................            889.2            839.3          2,589.4          2,464.9
  Amortization of Deferred Policy
   Acquisition Costs ...................            368.5            348.2          1,096.3          1,047.4
  Other Insurance Operating Costs
   and Expenses ........................             93.1             85.3            277.2            247.0
  Real Estate Cost of Sales and Expenses             24.0             46.1             73.4            146.7
  Investment Expenses ..................              2.3              2.7             10.2              8.6
  Corporate Expenses ...................              8.9               .7             22.7              9.3
  Restructuring Charge .................             --               --               40.0             --
                                                ---------        ---------        ---------        ---------
         Total Claims and Expenses .....          1,386.0          1,322.3          4,109.2          3,923.9
                                                ---------        ---------        ---------        ---------

Income Before Federal and Foreign
 Income Tax ............................            207.2            246.5            668.9            731.4
Federal and Foreign Income Tax .........             33.8             52.5            119.5            156.6
                                                ---------        ---------        ---------        ---------

Net Income .............................        $   173.4        $   194.0        $   549.4        $   574.8
                                                =========        =========        =========        =========

Average Common Shares Outstanding ......            164.2            171.7            166.7            172.3
Average Common and Potentially Dilutive
 Shares Outstanding ....................            167.0            174.8            169.9            177.3

NET INCOME PER SHARE

Basic ..................................        $    1.05        $    1.12        $    3.29        $    3.33
Diluted ................................             1.04             1.10             3.24             3.26

Dividends Declared Per Share ...........              .31              .29              .93              .87

See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           PERIODS ENDED SEPTEMBER 30

                                                    Third Quarter                  Nine Months
                                                ---------------------         ---------------------
                                                 1998           1997           1998           1997
                                                ------         ------         ------         ------
                                                                    (in millions)
Net Income .............................        $173.4         $194.0         $549.4         $574.8

Other Comprehensive Income (Loss)
  Change in Unrealized Appreciation
   of Investments, Net of Tax ..........         (38.3)          89.7          (24.0)         131.4
  Change in Foreign Currency Translation
   Losses, Net of Tax ..................          (5.6)          (1.1)         (12.1)          (6.0)
                                                ------         ------         ------         ------
     Other Comprehensive Income (Loss) .         (43.9)          88.6          (36.1)         125.4
                                                ------         ------         ------         ------

Comprehensive Income ...................        $129.5         $282.6         $513.3         $700.2
                                                ======         ======         ======         ======


See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30

                                                              1998             1997
                                                            --------         --------
                                                                  (in millions)
Cash Flows from Operating Activities
  Net Income .......................................        $  549.4         $  574.8
Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities
    Increase in Unpaid Claims, Net .................           463.0            689.4
    Increase in Unearned Premiums, Net .............           169.6            270.0
    Increase in Premiums Receivable ................           (21.4)          (139.0)
    Increase in Deferred Policy Acquisition Costs ..           (43.4)           (70.9)
    Change in Deferred Federal Income Tax ..........            (8.0)           (65.6)
    Depreciation ...................................            40.6             44.6
    Realized Investment Gains ......................          (126.7)           (74.2)
    Other, Net .....................................             4.8             72.1
                                                            --------         --------

  Net Cash Provided by Operating Activities ........         1,027.9          1,301.2
                                                            --------         --------

Cash Flows from Investing Activities
  Proceeds from Sales of Fixed Maturities ..........         1,411.7          2,649.3
  Proceeds from Maturities of Fixed Maturities .....           602.1            479.2
  Proceeds from Sales of Equity Securities .........           296.3            250.6
  Proceeds from Sale of Discontinued Operations, Net            --              861.2
  Purchases of Fixed Maturities ....................        (2,553.8)        (3,698.8)
Purchases of Equity Securities .....................          (484.6)          (263.5)
Decrease (Increase) in Short Term Investments, Net .           165.2           (841.2)
  Increase (Decrease) in Net Payable from
   Security Transactions Not Settled ...............           (14.8)            35.8
  Other, Net .......................................           (42.7)           (58.9)
                                                            --------         --------

  Net Cash Used in Investing Activities ............          (620.6)          (586.3)
                                                            --------         --------

Cash Flows from Financing Activities
  Proceeds from Issuance of Long Term Debt .........           400.3             10.0
  Repayment of Long Term Debt ......................          (161.3)           (34.5)
  Increase in Short Term Debt, Net .................            --               57.5
  Dividends Paid to Shareholders ...................          (153.1)          (146.9)
  Repurchase of Shares .............................          (534.7)          (641.1)
  Other, Net .......................................            47.0             47.7
                                                            --------         --------
  Net Cash Used in Financing Activities ............          (401.8)          (707.3)
                                                            --------         --------

Net Increase in Cash ...............................             5.5              7.6

Cash at Beginning of Year ..........................            11.5              4.7
                                                            --------         --------

  Cash at End of Period ............................        $   17.0         $   12.3
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

          The net change in unrealized appreciation of investments carried at market value was as follows:

                                                             Periods Ended September 30
                                                 ---------------------------------------------------
                                                     Third Quarter                  Nine Months
                                                  1998           1997           1998           1997
                                                 -------        ------         -------        ------
                                                                     (in millions)

     Change in unrealized appreciation or
      depreciation of equity securities .        $(193.8)       $ 14.7         $(148.9)       $ 51.6
     Change in unrealized appreciation of
      fixed maturities ..................         134.9          123.6          111.9          150.6
                                                 -------        ------         -------        ------
                                                  (58.9)         138.3          (37.0)         202.2
     Deferred income tax (credit) .......         (20.6)          48.6          (13.0)          70.8
                                                 -------        ------         -------        ------
     Change in unrealized appreciation of
      investments, net ..................        $(38.3)        $ 89.7         $(24.0)        $131.4
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

5)  Debt Arrangements

          In August of 1998, the Corporation sold $300 million of unsecured 6.15% notes due in 2005 and $100 million of unsecured 6.60% debentures due in 2018.

          The Corporation filed a shelf registration statement which the Securities and Exchange Commission declared effective in September 1998, under which up to $600 million of various types of securities may be issued by the Corporation or Chubb Capital Corporation. No securities have been issued under this registration statement.

6)  Restructuring Charge

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

7)  Earnings Per Share

          Earnings per share amounts for 1997 have been restated to reflect the changes prescribed by SFAS No. 128, Earnings per Share. SFAS No. 128 requires presentation of basic earnings per share and diluted earnings per share.

          The following table sets forth the computation of basic and diluted earnings per share:

                                                                 Periods Ended September 30
                                                     ----------------------------------------------------
                                                         Third Quarter                 Nine Months
                                                       1998          1997           1998           1997
                                                     -------        -------        -------        -------
                                                                           (in millions,
                                                                     except per share amounts)

Basic earnings per share:
  Net income ................................        $ 173.4        $ 194.0        $ 549.4        $ 574.8
                                                     =======        =======        =======        =======

  Weighted average number of common
   shares outstanding .......................          164.2          171.7          166.7          172.3
                                                     =======        =======        =======        =======

  Basic earnings per share ..................        $  1.05        $  1.12        $  3.29        $  3.33
                                                     =======        =======        =======        =======

Diluted earnings per share:
  Net income ................................        $ 173.4        $ 194.0        $ 549.4        $ 574.8
  After-tax interest expense on 6%
   exchangeable subordinated notes ..........           --             --             --              3.3
                                                     -------        -------        -------        -------

  Net income for computing diluted
   earnings per share .......................        $ 173.4        $ 194.0        $ 549.4        $ 578.1
                                                     =======        =======        =======        =======

  Weighted average number of common
   shares outstanding .......................          164.2          171.7          166.7          172.3
  Additional shares from assumed conversion
   of 6% exchangeable subordinated notes
   as if each $1,000 of principal
   amount had been converted at issuance into
   23.256 shares of common stock ............           --             --             --              2.4
  Additional shares from assumed exercise
   of stock-based compensation awards .......            2.8            3.1            3.2            2.6
                                                     -------        -------        -------        -------

  Weighted average number of common shares
   and potential common shares assumed
   outstanding for computing diluted
   earnings per share .......................          167.0          174.8          169.9          177.3
                                                     =======        =======        =======        =======

  Diluted earnings per share ................        $  1.04        $  1.10        $  3.24        $  3.26
                                                     =======        =======        =======        =======

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
             AND FOR THE QUARTERS ENDED SEPTEMBER 30, 1998 AND 1997


SUMMARY OF FINANCIAL RESULTS

     The following is a summary of the Corporation's operating results for the third quarter and nine months ended September 30, 1998 and 1997:

                                                   Periods Ended September 30
                                      ----------------------------------------------------
                                            Third Quarter                Nine Months
                                         1998          1997          1998          1997
                                      ----------    ----------    ----------    ----------
                                                      (in millions)
PROPERTY AND CASUALTY INSURANCE
 Underwriting
  Net Premiums Written ..........     $  1,366.7    $  1,344.5    $  4,136.5    $  4,133.0
  Increase in Unearned Premiums .          (38.3)        (51.5)       (169.6)       (270.0)
                                      ----------    ----------    ----------    ----------
     Premiums Earned ............        1,328.4       1,293.0       3,966.9       3,863.0
                                      ----------    ----------    ----------    ----------
  Claims and Claim Expenses .....          889.2         839.3       2,589.4       2,464.9
  Operating Costs and Expenses ..          463.0         435.2       1,390.4       1,341.8
  Increase in Deferred Policy
   Acquisition Costs ............          (10.3)        (10.1)        (43.4)        (70.9)
  Dividends to Policyholders ....            8.9           8.4          26.5          23.5
                                      ----------    ----------    ----------    ----------
  Underwriting Income (Loss)
   Before Income Tax ............          (22.4)         20.2           4.0         103.7
  Federal and Foreign
   Income Tax (Credit) ..........           (7.4)          7.0           1.0          36.9
                                      ----------    ----------    ----------    ----------

  Underwriting Income (Loss) ....          (15.0)         13.2           3.0          66.8
                                      ----------    ----------    ----------    ----------

 Investments
  Investment Income Before
   Expenses and Income Tax ......          189.8         181.9         566.5         535.0
  Investment Expenses ...........            2.1           2.4           8.5           7.3
                                      ----------    ----------    ----------    ----------
  Investment Income Before
   Income Tax ...................          187.7         179.5         558.0         527.7
  Federal and Foreign Income Tax            28.0          30.3          85.9          88.4
                                      ----------    ----------    ----------    ----------

  Investment Income .............          159.7         149.2         472.1         439.3
                                      ----------    ----------    ----------    ----------

 Property and Casualty Income ...          144.7         162.4         475.1         506.1


CORPORATE AND OTHER, Net of Tax .            5.1          12.7          17.9          20.5
                                      ----------    ----------    ----------    ----------

CONSOLIDATED OPERATING INCOME
 BEFORE RESTRUCTURING CHARGE ....          149.8         175.1         493.0         526.6

Restructuring Charge, Net of Tax          --            --             (26.0)       --
                                      ----------    ----------    ----------    ----------

CONSOLIDATED OPERATING INCOME ...          149.8         175.1         467.0         526.6

REALIZED INVESTMENT GAINS,
 Net of Tax .....................           23.6          18.9          82.4          48.2
                                      ----------    ----------    ----------    ----------

CONSOLIDATED NET INCOME .........     $    173.4    $    194.0    $    549.4    $    574.8
                                      ==========    ==========    ==========    ==========

PROPERTY AND CASUALTY INSURANCE

     Earnings from our property and casualty business were lower in the first nine months of 1998 compared with the same period of 1997. The decrease in 1998 was due in large part to substantially higher catastrophe losses which adversely affected underwriting results. Investment income increased 7.5% in the first nine months of 1998 compared with 1997. Property and casualty income after taxes amounted to $475.1 million in the first nine months of 1998 and $144.7 million in the third quarter compared with $506.1 million and $162.4 million, respectively, in 1997.

     Reported net premiums written were $4.1 billion in the first nine months of 1998, approximately the same level as reported for the comparable period in 1997. Growth in reported premiums written in the first nine months of 1998 was affected by the termination, effective January 1, 1997, of the agreements pertaining to the exchange of reinsurance on a quota share basis with the Royal & Sun Alliance Insurance Group plc. Net premiums written in the first quarter of 1997 included the effect of the portfolio transfers of unearned premiums as of January 1, 1997 resulting from the termination of the agreements.

     A comparison of reported net premiums written with net premiums written adjusted to reflect the termination of the reinsurance agreements with Sun Alliance follows:

                                                            Nine Months Ended
                                                               September 30
                                                           1998            1997
                                                        ----------      ----------
                                                              (in millions)
Reported net premiums written                           $  4,136.5      $  4,133.0
Portfolio transfer of unearned premiums                                      174.6
Premiums assumed from Sun Alliance                                            (3.8)
                                                        ----------      ----------

Adjusted net premiums written                           $  4,136.5      $  3,962.2
                                                        ==========      ==========

     Net premiums written, as adjusted, increased 4.4% in the first nine months of 1998 compared with the same period in 1997. Net premiums written were $1.4 billion in the third quarter of 1998, an increase of 1.7% over the comparable period of 1997. Third quarter premium growth was unaffected by the termination of the reinsurance agreements with Sun Alliance. The worldwide marketplace continued to be competitive, particularly in the standard commercial classes. Competitors continued to place significant pressure on pricing and coverage terms as they attempted to maintain or increase market share. Strong growth in the first nine months of 1998 was achieved in foreign premiums, particularly in Europe, our largest international market.

     In view of the continuing unprofitability of the standard commercial classes, we are accelerating actions to achieve price increases which may result in our losing some of this business. Our priorities in the coming months will be to renew good business at adequate prices and not renew underperforming accounts where we cannot attain price adequacy.

     Underwriting results were near breakeven in the first nine months of 1998 compared with profitable results in the same period in 1997. Underwriting results were unprofitable in the third quarter of 1998 compared with profitable results for the same period in 1997. Our combined loss and expense ratio was 99.2% in the first nine months of 1998 and 101.2% in the third quarter compared with 96.4% and 97.5%, respectively, in 1997.

     The loss ratio was 65.7% for the first nine months of 1998 and 67.4% for the third quarter compared with 64.2% and 65.3%, respectively, in the prior year. The loss ratios continue to reflect the favorable experience resulting from the consistent application of our disciplined underwriting standards. The 1998 loss ratios were adversely affected by higher catastrophe losses. The significant catastrophes affecting results in 1998 include the winter ice storms in Canada in the first quarter, the wind and hail storms in the United States in the second quarter and Hurricane Georges in Puerto Rico in the third quarter. Catastrophe losses, net of reinsurance, during the first nine months of 1998 amounted to $160.8 million which represented 4.1 percentage points of the loss ratio compared with $56.5 million or 1.5 percentage points in 1997. Catastrophe losses for the third quarter of 1998 amounted to $68.8 million or 5.2 percentage points of the loss ratio compared with $28.0 million or 2.2 percentage points in 1997.

     Our expense ratio was 33.5% for the first nine months of 1998 and 33.8% for the third quarter compared with 32.2% in both periods in 1997. The increase in the ratio in 1998 was due primarily to an increase in commission expense caused in part by higher contingent payments and also to written premiums growing at a somewhat lesser rate than overhead expenses.

     Underwriting results during 1998 and 1997 by class of business were as follows:

                                            Nine Months Ended September 30
                                   ----------------------------------------------
                                         Net Premiums           Combined Loss and
                                           Written               Expense Ratios
                                      1998         1997          1998       1997
                                   ----------   ----------      -----      -----
                                        (in millions)
Personal Insurance
  Automobile ..................    $    233.1   $    228.5       87.7%      86.5%
  Homeowners ..................         551.1        533.1       93.3       92.1
  Other .......................         242.9        239.5       67.8       66.5
                                   ----------   ----------      -----      -----
      Total Personal ..........       1,027.1      1,001.1       86.0       84.7
                                   ----------   ----------      -----      -----

Commercial Insurance
  Multiple Peril ..............         576.9        611.6      122.1      115.2
  Casualty ....................         673.3        687.3      114.9      112.4
  Workers' Compensation .......         238.0        225.6      113.1      106.4
  Property and Marine .........         414.5        447.5      112.0      105.7
  Executive Protection ........         709.1        663.1       75.6       73.4
  Financial Institutions ......         296.2        300.2       83.8       89.1
  Other .......................         201.4        200.4      102.3       83.8
                                   ----------   ----------      -----      -----
      Total Commercial ........       3,109.4      3,135.7      103.5       99.4
                                   ----------   ----------      -----      -----

      Total Before Reinsurance
       Assumed ................       4,136.5      4,136.8       99.2       96.0
Reinsurance Assumed ...........        --             (3.8)       --        N/M
                                   ----------   ----------      -----      -----

      Total ...................    $  4,136.5   $  4,133.0       99.2%      96.4%
                                   ==========   ==========      =====      =====

                                               Quarter Ended September 30
                                     --------------------------------------------
                                          Net Premiums          Combined Loss and
                                             Written              Expense Ratios
                                        1998         1997         1998       1997
                                     ----------   ----------     -----      -----
                                          (in millions)
Personal Insurance
  Automobile ...................     $     80.9   $     75.5      88.1%      87.8%
                                     ----------   ----------     -----      -----
  Homeowners ...................          199.2        180.5      92.3       90.5
  Other ........................           82.7         75.8      74.9       69.0
                                     ----------   ----------     -----      -----
      Total Personal ...........          362.8        331.8      87.2       84.8
                                     ----------   ----------     -----      -----

Commercial Insurance
  Multiple Peril ...............          187.1        198.5     126.3      122.8
  Casualty .....................          212.6        215.3     109.9      108.6
  Workers' Compensation ........           68.5         68.5     119.8      110.4
  Property and Marine ..........          129.2        144.6     116.8      103.4
  Executive Protection .........          241.4        226.9      77.6       74.8
  Financial Institutions .......           96.4         95.7      87.9      101.9
  Other ........................           68.7         63.2     116.3       86.2
                                     ----------   ----------     -----      -----
      Total Commercial .........        1,003.9      1,012.7     105.9      101.4
                                     ----------   ----------     -----      -----

      Total ....................     $  1,366.7   $  1,344.5     101.2%      97.5%
                                     ==========   ==========     =====      =====


  PERSONAL INSURANCE

     Reported premiums from personal insurance coverages, which represent approximately 25% of the premiums written by our property and casualty subsidiaries, increased 2.6% in the first nine months of 1998 compared with the same period in 1997. In the first quarter of 1997, net premiums written for the personal classes included $65.8 million due to the effect of the portfolio transfer of unearned premiums as of January 1, 1997 resulting from the termination of the reinsurance agreement with Sun Alliance.

     Excluding the effects of the termination of the reinsurance agreement with Sun Alliance, premium growth for the personal classes was 9.8% in the first nine months of 1998. Net premiums written increased 9.3% in the third quarter of 1998 compared with the similar period in 1997. We continued to grow our homeowners and other non-automobile business in non-catastrophe prone areas. Personal automobile premiums also increased as a result of an increase in the number of in-force policies for high value automobiles.

     Our personal insurance business produced highly profitable underwriting results in 1998 and 1997. The combined loss and expense ratios were 86.0% for the first nine months of 1998 and 87.2% for the third quarter compared with 84.7% and 84.8%, respectively, in 1997.

     Homeowners results were profitable by a similar margin in 1998 and 1997 as a reduction in non-catastrophe related losses substantially offset an increase in catastrophe losses. Catastrophe losses represented 10.9 percentage points of the loss ratio for this class in the first nine months of 1998 and 8.5 percentage points in the third quarter compared with 3.8 percentage points and
5.1 percentage points, respectively, in 1997.

     Other personal coverages, which include insurance for personal valuables and excess liability, produced highly profitable results in 1998 and 1997 due to continued favorable loss experience. Our automobile business produced profitable results in both years due primarily to stable loss frequency and severity.

  COMMERCIAL INSURANCE

     Reported premiums from commercial insurance, which represent approximately 75% of our total writings, decreased by less than 1% in the first nine months of 1998 compared with the same period a year ago. In the first quarter of 1997, net premiums written for the commercial classes included $108.8 million due to the effect of the portfolio transfer of unearned premiums as of January 1, 1997 resulting from the termination of the reinsurance agreement with Sun Alliance.

     Excluding the effects of the termination of the reinsurance agreement with Sun Alliance, premium growth for the commercial classes was 2.7% in the first nine months of 1998. Net premiums written decreased by approximately 1% in the third quarter of 1998 compared with the same period in 1997. We achieved modest growth in our executive protection business due to an emphasis on new products. Financial services consolidation together with competition has constrained growth in our financial institutions business. Growth in the standard commercial classes continues to be hindered by intense competition that is driving prices to increasingly unprofitable levels.

     Our commercial insurance business produced unprofitable underwriting results in the first nine months of 1998 compared with near breakeven results for the same period a year ago. Underwriting results were more unprofitable in the third quarter of 1998 compared with the same period in 1997. The combined loss and expense ratios were 103.5% for the first nine months of 1998 and 105.9% for the third quarter compared with 99.4% and 101.4%, respectively, in 1997.

     Multiple peril results were extremely unprofitable in 1998 and 1997 due, in large part, to competitive pressure on prices. Results in 1998 deteriorated in the property component of this business due primarily to higher catastrophes losses. Catastrophe losses represented 10.8 percentage points of the loss ratio for this class in the first nine months of 1998 and 18.1 percentage points in the third quarter compared with only 2.0 percentage points and 3.0 percentage points, respectively, in 1997. In the liability component, an increase in the frequency of large losses in 1998 was offset by fewer increases in loss reserves for asbestos-related and toxic waste claims compared with 1997.

     Results for our casualty business were unprofitable in 1998 and 1997. Casualty results were adversely affected in both years by increases in loss reserves for asbestos-related and toxic waste claims. The excess liability component of our casualty coverages produced breakeven underwriting results in the first nine months of 1998 compared with profitable results in 1997 due to declining prices and an increase in the frequency of losses. Excess liability results in the third quarter of 1998 benefited from favorable development on several old case reserves. Results for the primary liability component were unprofitable in both years but more so in 1997. Results in the automobile component were more unprofitable in 1998 than in 1997 due to an unusually high frequency of large losses.

     Workers' compensation results were more unprofitable in 1998 than in 1997. Results in both periods reflect the cumulative effect of price reductions that have occurred over the past several years. Results deteriorated in 1998 due to an increase in the frequency of large losses.

     Property and marine results were more unprofitable in 1998 than in 1997. Results in both periods were adversely affected by an increase in the frequency of large losses, including several large overseas losses. Results were also adversely affected in both years, but more so in 1998, by high catastrophe losses. Catastrophe losses represented 8.1 percentage points of the loss ratio for this class in the first nine months of 1998 and 14.7 percentage points in the third quarter compared with 6.5 percentage points and 9.6 percentage points, respectively, in 1997.

     Results for our executive protection business were highly profitable in 1998 and 1997 due to favorable loss experience. Our financial institutions business produced more profitable results in 1998 than in 1997. Results in 1997 were adversely affected by several large losses in the third quarter. Results in our other commercial classes deteriorated in 1998, particularly in the third quarter, due to an unusually high frequency of large losses.

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

  LOSS RESERVES

     Gross loss reserves were $10,331.6 million and $9,772.5 million at September 30, 1998 and December 31, 1997, respectively. Reinsurance recoverables on such loss reserves were $1,304.0 million and $1,207.9 million at September 30, 1998 and December 31, 1997, respectively.

     Loss reserves, net of reinsurance recoverable, increased by $463.0 million during the first nine months of 1998. Substantial reserve growth continued to occur in those liability classes, primarily excess liability and executive protection, that are characterized by delayed loss reporting and extended periods of settlement. The increase in net loss reserves during the first nine months of 1998 included $75 million of unpaid claims related to catastrophes.

     Losses incurred related to asbestos and toxic waste claims were $51.0 million in the first nine months of 1998 and $95.2 million for the same period in 1997.

     A discussion of the 1993 Fibreboard asbestos-related settlement is incorporated by reference from Item 7 of the Corporation's Form 10-K for the year ended December 31, 1997. The following developments during 1998 relate to the settlement.

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

  INVESTMENTS

     Investment income after deducting expenses and taxes increased by 7.5% in the first nine months of 1998 and by 7.0% in the third quarter compared with the same periods in 1997. The growth was due to an increase in invested assets since the third quarter of 1997, reflecting strong cash flow from operations over the period, partially offset by lower average yields on new investments. The effective tax rate on investment income decreased to 15.4% in the first nine months of 1998 from 16.8% in 1997 due to holding a larger proportion of our investment portfolio in tax-exempt securities.

     New cash available for investment in the first nine months of 1998 was invested primarily in tax-exempt bonds. The property and casualty subsidiaries maintain sufficient investments in highly liquid, short term securities to provide for immediate cash needs.

CORPORATE AND OTHER

     Corporate and other includes the results of our real estate subsidiary, investment income earned on corporate invested assets and interest and other expenses not allocable to the operating subsidiaries. Corporate and other income after taxes was $17.9 million in the first nine months of 1998 compared with $20.5 million in the first nine months of 1997. The decrease in corporate and other income in 1998 was due primarily to higher interest expense.

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

INVESTMENT GAINS AND LOSSES

     Decisions to sell securities are governed principally by considerations of investment opportunities and tax consequences. As a result, realized investment gains and losses may vary significantly from period to period. Net investment gains before taxes of $126.7 million were realized in the first nine months of 1998 compared with net gains of $74.2 million for the same period in 1997.

CAPITAL RESOURCES

     On March 7, 1997, the Board of Directors replaced a prior share repurchase program with a new program, which authorized the repurchase of up to 17,500,000 shares of common stock. On July 24, 1998, the Board of Directors authorized management to increase the share repurchase program by 12,500,000 shares. Through September 30, 1998, the Corporation repurchased 16,897,700 shares under the 1997 share repurchase program, including 7,105,800 shares repurchased in open-market transactions in the first nine months of 1998 at a cost of $534.7 million. As of September 30, 1998, up to 13,102,300 shares of common stock can be repurchased under the remaining share repurchase authorizations.

     In August 1998, the Corporation sold $300 million of unsecured 6.15% notes due in 2005 and $100 million of unsecured 6.60% debentures due in 2018. A substantial portion of the proceeds were used for general corporate purposes, which included the repurchase of shares of our common stock.

     The Corporation filed a shelf registration statement which the Securities and Exchange Commission declared effective in September 1998, under which up to $600 million of various types of securities may be issued by the Corporation or Chubb Capital Corporation. No securities have been issued under this registration statement.

FORWARD LOOKING INFORMATION

     Certain statements in this document may be considered to be "forward looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995, such as statements that include the words or phrases "will result in", "is expected to", "are continuing to", "is anticipated", "estimate", "project", or similar expressions. Such statements are subject to certain risks and uncertainties. The factors which could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Corporation's public filings with the Securities and Exchange Commission and specifically to: risks or uncertainties associated with the Corporation's expectations with respect to its activity value analysis program, its share repurchase program, investment or cash flow projections, or with respect to premium price increases or the non-renewal of underpriced insurance accounts or its announced real estate plans; and, more generally, to: general economic conditions including changes in interest rates and the performance of the financial markets, changes in domestic and foreign laws, regulations and taxes, changes in competition and pricing environments, regional or general changes in asset valuations, the occurrence of significant natural disasters, the development of major year 2000 liabilities, the inability to reinsure certain risks economically, the adequacy of loss reserves, as well as general market conditions, competition, pricing and restructurings.

                           PART II. OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

A. Reports on Form 8-K - The Registrant filed a current report on Form 8-K dated October 29, 1998 with respect to the announcement on October 29, 1998 of its financial results for the third quarter and first nine months of 1998.







                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, The Chubb Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             THE CHUBB CORPORATION

                                                 (Registrant)



                                             By:  /s/ Henry B. Schram
                                                ----------------------------
                                                  Henry B. Schram
                                                  Senior Vice-President and
                                                   Chief Accounting Officer


Date: November 13, 1998