Form 10-Q/A
period 1998-09-30
CHUBB CORP
filed 1999-02-26
CIK 20171

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                Washington, D. C.

                                      20549

                                  FORM 10-Q/A

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

     The Chubb Corporation hereby amends Item 2 of Part I of its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, to add to Management's Discussion and Analysis of Financial Condition and Results of Operations the section entitled "Year 2000 Readiness Disclosure."

                              THE CHUBB CORPORATION
                                      INDEX

                                                                     Page Number
                                                                     -----------
Part I.   Financial Information:

  Item 1 - Financial Statements:

    Consolidated Balance Sheets as of
     September 30, 1998 and December 31, 1997.....................        1


    Consolidated Statements of Income for the
     Three Months and Nine Months Ended
     September 30, 1998 and 1997..................................        2


    Consolidated Statements of Comprehensive Income
     for the Three Months and Nine Months Ended
     September 30, 1998 and 1997..................................        3


    Consolidated Statements of Cash Flows for the
     Nine Months Ended September 30, 1998 and 1997................        4


    Notes to Consolidated Financial Statements....................        5


  Item  2 - Management's Discussion and Analysis
    of Financial Condition and Results of Operations..............        8


Part II.  Other Information:

  Item 6 - Exhibits and Reports on Form 8-K.......................       19

                              THE CHUBB CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                             Sept. 30,          Dec. 31,
                                                               1998               1997
                                                             ---------         ---------
                                                                     (in millions)
Assets

  Invested Assets
    Short Term Investments ..........................        $   559.9         $   725.1
    Fixed Maturities
      Held-to-Maturity - Tax Exempt (market $2,195.4
       and $2,347.2) ................................          2,046.4           2,200.6
      Available-for-Sale
       Tax Exempt (cost $6,456.2 and $5,408.4) ......          6,924.7           5,766.9
       Taxable (cost $4,043.3 and $4,366.0) .........          4,165.1           4,485.9
    Equity Securities (cost $1,013.7 and $733.9) ....          1,002.0             871.1
                                                             ---------         ---------

           TOTAL INVESTED ASSETS ....................         14,698.1          14,049.6
  Cash ..............................................             17.0              11.5
  Accrued Investment Income .........................            197.0             203.8
  Premiums Receivable ...............................          1,165.8           1,144.4
  Reinsurance Recoverable on Unpaid Claims ..........          1,304.0           1,207.9
  Prepaid Reinsurance Premiums ......................            133.3             115.2
  Funds Held for Asbestos-Related Settlement ........            604.9             599.5
  Deferred Policy Acquisition Costs .................            720.3             676.9
  Real Estate Assets ................................            741.6             790.0
  Deferred Income Tax ...............................            346.0             317.0
  Other Assets ......................................            701.5             499.8
                                                             ---------         ---------

           TOTAL ASSETS .............................        $20,629.5         $19,615.6
                                                             =========         =========

Liabilities

  Unpaid Claims .....................................        $10,331.6         $ 9,772.5
  Unearned Premiums .................................          2,884.3           2,696.6
  Long Term Debt ....................................            637.6             398.6
  Dividend Payable to Shareholders ..................             50.3              49.0
  Accrued Expenses and Other Liabilities ............          1,182.9           1,041.8
                                                             ---------         ---------

           TOTAL LIABILITIES ........................         15,086.7          13,958.5
                                                             ---------         ---------

Shareholders' Equity

  Common Stock - $1 Par Value; 175,992,839 and
   176,037,850 Shares ...............................            176.0             176.0
  Paid-In Surplus ...................................            556.1             593.0
  Retained Earnings .................................          5,496.7           5,101.7
  Accumulated Other Comprehensive Income
   Unrealized Appreciation of Investments, Net of Tax            376.1             400.1
   Foreign Currency Translation Losses, Net of Tax ..            (37.8)            (25.7)
  Receivable from Employee Stock Ownership Plan .....            (91.6)            (96.7)
  Treasury Stock, at Cost - 13,065,903 and
   7,320,410 Shares .................................           (932.7)           (491.3)
                                                             ---------         ---------

           TOTAL SHAREHOLDERS' EQUITY ...............          5,542.8           5,657.1
                                                             ---------         ---------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $20,629.5         $19,615.6
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

YEAR 2000 READINESS DISCLOSURE

     The Year 2000 issue relates to the inability of certain information technology (IT) systems and applications as well as non-IT systems, such as equipment with imbedded chips and microprocessors, to properly process data containing dates beginning with the year 2000. The issue exists because many systems used two digits rather than four to define the applicable year. Such systems may recognize the date "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of normal business activities or other unforeseen problems.

     In 1995, we initiated a project to ensure Year 2000 readiness of the Corporation's systems and applications. We put in place a team responsible for bringing our systems and equipment into Year 2000 compliance.

     The team performed an inventory and assessment of our mainframe systems to determine which must be retired, renovated or rewritten as a result of Year 2000 issues. As of September 30, 1998, we completed remediation and testing procedures on 90% of our mainframe IT systems. All mission critical systems except one are expected to be Year 2000 ready by year-end 1998. We expect to complete the remediation and testing of all remaining systems by June 1999.

     We have also completed an inventory and assessment of all our personal computers, servers and other non-mainframe computers. We expect that all such computers and related software will be Year 2000 ready by the third quarter of 1999. We have also assessed our non-IT systems and believe that the failure of any of these systems would have minimal impact on our operations.

     The Corporation has interaction with many third parties, including producers, reinsurers, financial institutions, vendors, suppliers and others. We have initiated contact with these parties regarding their plans for Year 2000 readiness. We are in the process of evaluating the responses and following up with those parties from whom we have received no response. The information obtained will be used to develop business contingency plans to address any mission critical operations that may be adversely impacted by the noncompliance of a third party with whom we interact. We have electronic data interchanges with some third parties. We are physically testing such interchanges for Year 2000 compliance. We expect that such testing will be completed by June 1999.

While we have identified those third parties that are critical to our operations and we are assessing risks with respect to the potential failure of such parties to be Year 2000 ready, we do not have control over these third parties and are unable to determine whether all such third parties will address the Year 2000 issue successfully, including third parties located outside the United States where it is believed that Year 2000 remediation efforts in general may be less advanced. Management cannot determine the effect on the Corporation's future operating results of the failure of third parties to be Year 2000 ready.

     Our Year 2000 plans have been developed with the intention of minimizing the need for actual implementation of contingency activities. We anticipate that a substantial portion of 1999 will be used to monitor systems already remediated for Year 2000 for any unidentified problems and to perform additional remediation and testing as necessary. Nonetheless, in order to address any unexpected difficulties that may arise, we will keep our core Year 2000 readiness team intact until June 2000. Additionally, we are studying the development of contingency plans to continue business in the unlikely event that one or more of our critical systems fail.

     We believe that we are taking the necessary measures to address Year 2000 issues that may arise and that our internal systems will be compliant. Notwithstanding such efforts, significant Year 2000 problems could arise. In particular, the prolonged failure of power and telecommunications systems could have a material adverse effect on our operations. Similarly, Year 2000 related difficulties experienced by our producers or financial institutions have the potential to materially disrupt our business. Given the uncertain nature of Year 2000 problems that may arise, management cannot determine at this time whether the consequences of Year 2000 related problems will have a material impact on the Corporation's financial condition or results of operations.

     The Year 2000 team has included employees of the Corporation and software consultants. A portion of the remediation effort has been accomplished by redirecting existing systems resources to the Year 2000 effort. However, we do not believe that this has had a significant adverse effect on other systems initiatives.

     We expect that the total cost to address the Year 2000 IT systems issue, including compensation of employees and the cost of consultants, will approximate $36 million. Approximately $27 million was incurred as of September 30, 1998, of which $11 million was incurred in the first nine months of 1998. These amounts do not include the cost of computer equipment purchased to replace equipment that would have been upgraded in the normal course of business, but not necessarily prior to January 2000.

     An additional concern to the Corporation is the potential future impact of the Year 2000 issue on insurance coverage written by our property and casualty subsidiaries. The Year 2000 issue is a risk for some of our insureds and needs to be considered during the underwriting process similar to any other risk to which our customers may be exposed. It is possible that Year 2000 related losses may emerge that would adversely affect operating results in future periods. At this time, in the absence of any significant claims experience, management cannot determine the nature and extent of any losses, the availability of coverage for such losses or the likelihood of significant claims.

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


Date: February 26, 1999