Form 10-K
period 1998-12-31
CHUBB CORP
filed 1999-03-29
CIK 20171

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 29, 1999

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES
      EXCHANGE ACT OF 1934
      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES
      EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM ________ TO________
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant was $9,734,295,897 as of March 8, 1999.

                                  161,361,903
        Number of shares of common stock outstanding as of March 8, 1999

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of The Chubb Corporation 1998 Annual Report to Shareholders are incorporated by reference in Parts I, II and IV of this Form 10-K. Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders on April 27, 1999 are incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I.
ITEM 1.  BUSINESS

GENERAL

     The Chubb Corporation (the Corporation) was incorporated as a business corporation under the laws of the State of New Jersey in June 1967. The Corporation is a holding company with subsidiaries principally engaged in the property and casualty insurance business. The Corporation and its subsidiaries employed approximately 10,700 persons worldwide on December 31, 1998.

     Revenues, income from continuing operations before income tax and assets for each operating segment for the three years ended December 31, 1998 are included in Note (16) of the notes to consolidated financial statements incorporated by reference from the Corporation's 1998 Annual Report to Shareholders.

     The property and casualty insurance subsidiaries provide insurance coverages principally in the United States, Canada, Europe and parts of Australia, Latin America and the Far East. Revenues of the property and casualty insurance subsidiaries by geographic area for the three years ended December 31, 1998 are included in Note (16) of the notes to consolidated financial statements incorporated by reference from the Corporation's 1998 Annual Report to Shareholders.

PROPERTY AND CASUALTY INSURANCE

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

     Federal is the manager of Vigilant, Pacific Indemnity, Great Northern, Chubb National, Chubb Indemnity and Chubb New Jersey. Federal also provides certain services to other members of the Group. Acting subject to the supervision and control of the Boards of Directors of the members of the Group, the Chubb & Son division of Federal provides day to day executive management and operating personnel and makes available the economy and flexibility inherent in the common operation of a group of insurance companies.

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

  Premiums Written

     An analysis of the Group's premiums written during the past three years is shown in the following table:

                                     DIRECT          REINSURANCE      REINSURANCE          NET
                                    PREMIUMS          PREMIUMS         PREMIUMS          PREMIUMS
                                     WRITTEN         ASSUMED(A)        CEDED(A)          WRITTEN
YEAR                                --------         -----------      -----------        --------
                                                            (IN MILLIONS)
1996.............................    $5,166.5          $436.8          $  829.5          $4,773.8
1997.............................     5,524.4           162.9             239.3           5,448.0
1998.............................     5,842.0           141.9             480.4           5,503.5

---------------
     (a) Intercompany items eliminated.

     Reinsurance premiums assumed and ceded have been affected by changes in reinsurance agreements with the Royal & Sun Alliance Insurance Group plc (Sun Alliance). These changes are described in Note (13) of the notes to consolidated financial statements incorporated by reference from the Corporation's 1998 Annual Report to Shareholders.

     The net premiums written during the last five years for major classes of the Group's business are incorporated by reference from page 16 of the Corporation's 1998 Annual Report to Shareholders.

     One or more members of the Group are licensed and transact business in each of the 50 states of the United States, the District of Columbia, Puerto Rico, the Virgin Islands, Canada, Europe and parts of Australia, Latin America and the Far East. In 1998, approximately 83% of the Group's direct business was produced in the United States, where the Group's businesses enjoy broad geographic distribution with a particularly strong market presence in the Northeast. The five states accounting for the largest amounts of direct premiums written were New York with 13%, California with 10%, New Jersey with 6% and Pennsylvania and Texas each with 5%. No other state accounted for 5% or more of such premiums. Approximately 10% of the Group's direct premiums written was produced in Europe and 4% was produced in Canada.

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

     The net premiums and the loss, expense and combined loss and expense ratios of the Group for the last five years are shown in the following table:

                                        NET PREMIUMS                                          COMBINED
                                       (IN MILLIONS)                                          LOSS AND
                                   ----------------------                      EXPENSE         EXPENSE
                                                                LOSS           RATIOS          RATIOS
YEAR                                WRITTEN      EARNED        RATIOS          -------        --------
1994.............................  $ 3,951.2    $ 3,776.3         67.0%           32.5%            99.5%
1995.............................    4,306.0      4,147.2         64.7            32.1             96.8
1996.............................    4,773.8      4,569.3         66.2            32.1             98.3
1997.............................    5,448.0      5,157.4         64.5            32.4             96.9
1998.............................    5,503.5      5,303.8         66.3            33.5             99.8
                                   ---------    ---------      -------         -------        ---------
 Total for five years ended
   December 31, 1998.............  $23,982.5    $22,954.0         65.7%           32.6%            98.3%
                                   =========    =========      =======         =======        =========

     The combined loss and expense ratios during the last five years for major classes of the Group's business are incorporated by reference from page 16 of the Corporation's 1998 Annual Report to Shareholders.

     Another frequently used measurement in the property and casualty insurance industry is the ratio of statutory net premiums written to policyholders' surplus. At December 31, 1998 and 1997, such ratio for the Group was 1.95 and 2.13, respectively.

  Producing and Servicing of Business

     In the United States and Canada, the Group is represented by approximately 4,000 independent agents and accepts business on a regular basis from an estimated 525 insurance brokers. In most instances, these agents and brokers also represent other companies which compete with the Group. The offices maintained by the Group assist these agents and brokers in producing and servicing the Group's business. In addition to the administrative offices in Warren, New Jersey, the Group operates 5 zone offices and branch and service offices throughout the United States and Canada.

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

  Reinsurance

     In accordance with the normal practice of the insurance industry, the Group assumes and cedes reinsurance with other insurers or reinsurers. Reinsurance is ceded to provide greater diversification of business and minimize the Group's maximum net loss arising from large risks or from hazards of potential catastrophic events.

     A large portion of the Group's reinsurance is effected under contracts known as treaties under which all risks meeting prescribed criteria are automatically covered. Most of the Group's treaty reinsurance arrangements consist of excess of loss and catastrophe contracts with other insurers or reinsurers which protect against a specified part or all of certain types of losses over stipulated amounts arising from any one occurrence or event. In certain circumstances, reinsurance is also effected by negotiation on individual risks. The amount of each risk retained by the Group is subject to maximum limits which vary by line of business and type of coverage. Retention limits are continually reviewed and are revised periodically as the Group's capacity to underwrite risks changes. Additional information related to the Group's reinsurance programs is included in Item 7 of this report on pages 16 and 17. Reinsurance contracts do not relieve the Group of its primary obligation to the policyholders.

     The collectibility of reinsurance is subject to the solvency of the reinsurers. The Group is selective in regard to its reinsurers, placing reinsurance with only those reinsurers with strong balance sheets and superior underwriting ability. The Group monitors the financial strength of its reinsurers on an ongoing basis. As a result, uncollectible amounts have not been significant.

     The Group has an exposure to insured losses caused by hurricanes, earthquakes, winter storms, windstorms and other catastrophic events. The frequency and severity of catastrophes are unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in an area affected by the event and the severity of the event. The Group continually assesses its concentration of underwriting exposures in catastrophe prone areas and develops strategies to manage this exposure through individual risk selection, subject to regulatory constraints, and through the purchase of catastrophe reinsurance. The Group has invested in modeling techniques that allow it to better monitor catastrophe exposures. In addition, the Group maintains records showing concentrations of risk in catastrophe prone areas such as California (earthquake and brush fires) and the Southeast coast of the United States (hurricanes). The Group's current catastrophe reinsurance program provides coverage for individual catastrophic events of approximately 73% of losses between $100 million and $450 million in the United States and approximately 88% of losses between $25 million and $125 million outside the United States.

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

     The process of establishing the liability for unpaid claims and claim adjustment expenses is a complex and imprecise science that reflects significant judgmental factors. This is true because claim settlements to be made in the future will be impacted by changing rates of inflation and other economic conditions, changing legislative, judicial and social environments and changes in the Group's claim handling procedures. In many liability cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to the Group and the settlement of the loss. Approximately 60% of the Group's net unpaid claims and claim adjustment expenses at December 31, 1998 were for IBNR--claims which had not yet been reported to the Group, some of which were not yet known to the insured, and for future development on reported claims. In spite of this imprecision, financial reporting requirements dictate that insurance companies report a single amount as the estimate of unpaid claims and claim adjustment expenses as of each evaluation date. These estimates are continually reviewed and updated. Any resulting adjustments are reflected in current operating results.

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

     The following table provides a reconciliation of the beginning and ending liability for unpaid claims and claim adjustment expenses, net of reinsurance recoverable, and a reconciliation of the ending net liability to the corresponding liability on a gross basis for the years ended December 31, 1998, 1997 and 1996:

                                                           YEARS ENDED DECEMBER 31
                                                      ---------------------------------
                                                        1998         1997        1996
                                                        ----         ----        ----
                                                                (IN MILLIONS)
Net liability, beginning of year....................  $ 8,564.6    $7,755.9    $7,614.5
                                                      ---------    --------    --------
Net incurred claims and claim adjustment expenses
  Provision for claims occurring in the current
     year...........................................    3,712.1     3,372.3     3,053.6
  Decrease in estimates for claims occurring in
     prior years....................................     (218.4)      (65.3)      (42.8)
                                                      ---------    --------    --------
                                                        3,493.7     3,307.0     3,010.8
                                                      ---------    --------    --------
Net payments for claims and claim expenses related
  to
  Current year......................................    1,210.7     1,080.0       980.0
  Prior years.......................................    1,797.7     1,418.3     1,889.4
                                                      ---------    --------    --------
                                                        3,008.4     2,498.3     2,869.4
                                                      ---------    --------    --------
Net liability, end of year..........................    9,049.9     8,564.6     7,755.9
Reinsurance recoverable, end of year................    1,306.6     1,207.9     1,767.8
                                                      ---------    --------    --------
Gross liability, end of year........................  $10,356.5    $9,772.5    $9,523.7
                                                      =========    ========    ========

     As reestimated at December 31, 1998, the liability for unpaid claims and claim adjustment expenses, net of reinsurance recoverable, as established at the previous year-end was redundant by $218.4 million. This compares with favorable development of $65.3 million and $42.8 million during 1997 and 1996, respectively. Such redundancies were reflected in the Group's operating results in these respective years. Each of the past three years benefited from favorable claim severity trends for certain liability classes; this was offset each year in varying degrees by incurred losses relating to asbestos and toxic waste claims. The higher favorable development in 1998 compared with the prior years was due to substantially lower incurred losses related to asbestos and toxic waste claims, the continued favorable loss experience for executive protection coverages and favorable development on certain excess liability case reserves set up several years ago.

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

     Unpaid claims and claim adjustment expenses, net of reinsurance recoverable, increased by $485.3 million in 1998 compared with $808.7 million and $141.4 million in 1997 and 1996, respectively. The increases in 1997 and 1996 include the effect of the portfolio transfers with Sun Alliance. The 1996 increase would have been greater except that loss reserves were reduced as the result of payments of $461.5 million during the year related to the settlement of asbestos-related claims against Fibreboard Corporation. The Fibreboard reserves and related loss payments are presented in the table on page 7. The Fibreboard settlement is further discussed in Item 7 of this report on pages 21 and 22.

     Excluding the Fibreboard reserves and the effect of the portfolio transfers, loss reserves, net of reinsurance recoverable, increased by $485.3 million or 6% in 1998, $516.5 million or 7% in 1997, and $562.9 million or 9% in 1996. Substantial reserve growth has occurred each year in those liability classes, primarily excess liability and executive protection, that are characterized by delayed loss reporting and extended periods of settlement. These coverages represent a significant portion of the Group's business. The Group continues to emphasize early and accurate reserving, inventory management of claims and suits, and control of the dollar value of settlements. The number of outstanding claims at year-end 1998 was approximately 4% higher than the number at year-end 1997, which was in turn 3% higher than that at year-end 1996.

     The uncertainties relating to unpaid claims, particularly for asbestos and toxic waste claims on insurance policies written many years ago, are discussed in Item 7 of this report on pages 20 through 23.

     The following table provides a reconciliation of the beginning and ending liability for unpaid claims and claim adjustment expenses, net of reinsurance recoverable, related to asbestos and toxic waste claims for the years ended December 31, 1998, 1997 and 1996. Reinsurance recoveries related to such claims are not significant.

                                                                 YEARS ENDED DECEMBER 31
                            --------------------------------------------------------------------------------------------------
                                         1998                              1997                              1996
                            ------------------------------   --------------------------------   ------------------------------
                            FIBREBOARD    ALL                FIBREBOARD    ALL                  FIBREBOARD    ALL
                             RELATED     OTHER     TOTAL      RELATED     OTHER       TOTAL      RELATED     OTHER     TOTAL
                            ----------   -----     -----     ----------   -----       -----     ----------   -----     -----
                                                                      (IN MILLIONS)
Net liability, beginning
  of year.................    $548.7     $543.7   $1,092.4     $542.7     $415.9     $  958.6     $999.2     $343.8   $1,343.0
Net incurred claims and
  claim adjustment
  expenses................        --       67.8       67.8        6.0      119.2        125.2        5.0      145.7      150.7
Net payments for claims...        --       84.5       84.5         --       (8.6)(a)     (8.6)     461.5       73.6      535.1
                              ------     ------   --------     ------     ------     --------     ------     ------   --------
Net liability, end of
  year....................    $548.7     $527.0   $1,075.7     $548.7     $543.7     $1,092.4     $542.7     $415.9   $  958.6
                              ======     ======   ========     ======     ======     ========     ======     ======   ========

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

     The method by which asbestos claims are established by the Group's claim staff was changed in 1998. Previously, claims were generally established for each lawsuit. Since the change was implemented in 1998, one master claim is generally established for all similar claims and lawsuits involving an insured. Prior year claim counts were not adjusted to conform to the new methodology. A counted claim can have from one to thousands of claimants. Management does not believe the following claim count data is meaningful for analysis purposes.

     There were approximately 2,000 asbestos claims outstanding at December 31, 1998 compared with 3,700 asbestos claims outstanding at December 31, 1997 and 3,900 asbestos claims outstanding at December 31, 1996. In 1998, approximately 500 claims were opened and 2,200 claims were closed, including claims "closed" to adjust the data base to the new methodology. In 1997, approximately 1,300 claims were opened and 1,500 claims were closed. In 1996, approximately 1,800 claims were opened and 2,600 claims were closed. Indemnity payments per claim have varied over time due primarily to variations in insureds, policy terms and types of claims. Management cannot predict whether indemnity payments per claim will increase, decrease or remain the same.

     There were approximately 650 toxic waste claims outstanding at December 31, 1998 compared with 800 toxic waste claims outstanding at December 31, 1997 and 1996. Approximately 250 claims were opened in 1998, 300 claims were opened in 1997 and 400 claims were opened in 1996. There were approximately 400 claims closed in 1998 and 300 claims closed in 1997 and 1996. Generally, a toxic waste claim is established for each lawsuit, or alleged equivalent, against an insured where potential liability has been determined to exist under a policy issued by a member of the Group. Because indemnity payments to date for toxic waste claims have not been significant in the aggregate and have varied from claim to claim, management cannot determine whether past claims experience will prove to be representative of future claims experience.

     The table on page 9 presents the subsequent development of the estimated year-end liability for unpaid claims and claim adjustment expenses, net of reinsurance recoverable, for the ten years prior to 1998. The top line of the table shows the estimated liability for unpaid claims and claim adjustment expenses recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and loss adjustment expenses for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Group.

     The upper section of the table shows the reestimated amount of the previously recorded net liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims for each individual year. The increase or decrease is reflected in the current year's operating results. The "cumulative deficiency (redundancy)" as shown in the table represents the aggregate change in the reserve estimates from the original balance sheet dates through December 31, 1998. The amounts noted are cumulative in nature; that is, an increase in a loss estimate that related to a prior period occurrence generates a deficiency in each intermediate year. For example, a deficiency recognized in 1993 relating to losses incurred prior to December 31, 1988, such as the $675.0 million increase in loss reserves related to the Fibreboard settlement, would be included in the cumulative deficiency amount for each year in the period 1988 through 1992. Yet, the deficiency would be reflected in operating results only in 1993. The effect of changes in estimates of the liabilities for claims occurring in prior years on income before income taxes in each of the past three years is shown in the reconciliation table on page 6.

     In each of the years 1988 through 1997, there was favorable development for certain liability classes as the result of favorable claim severity trends. In each of these years, this favorable development was offset, in varying degrees, by unfavorable development related to asbestos and toxic waste claims. The years 1988 through 1992 in particular reflect the effects of the $675.0 million increase in loss reserves related to the Fibreboard settlement. The cumulative net deficiencies experienced relating to asbestos and toxic waste claims were also, to varying degrees, the result of: (1) an increase in the actual number of claims filed; (2) an increase in the number of unasserted claims estimated; (3) an increase in the severity of actual and unasserted claims; and (4) an increase in litigation costs associated with such claims.

     Conditions and trends that have affected development of the liability for unpaid claims and claim adjustment expenses in the past will not necessarily recur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on the data in this table.

     The middle section of the table on page 9 shows the cumulative amount paid with respect to the reestimated liability as of the end of each succeeding year. For example, in the 1988 column, as of December 31, 1998 the Group had paid $3,159.3 million of the currently estimated $4,601.9 million of claims and claim adjustment expenses that were unpaid at the end of 1988; thus, an estimated $1,442.6 million of losses incurred through 1988 remain unpaid as of December 31, 1998, approximately 75% of which relates to asbestos and toxic waste claims.

     The lower section of the table on page 9 shows the gross liability, reinsurance recoverable and net liability recorded at each year-end beginning with 1992 and the reestimation of these amounts as of December 31, 1998. Amounts for years prior to the implementation of Statement of Financial Accounting Standards No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts, have not been presented.

           ANALYSIS OF CLAIM AND CLAIM ADJUSTMENT EXPENSE DEVELOPMENT

                                                                            DECEMBER 31
                                       -------------------------------------------------------------------------------------
             YEAR ENDED                  1988       1989       1990       1991       1992       1993       1994       1995
             ----------                  ----       ----       ----       ----       ----       ----       ----       ----
                                                                           (IN MILLIONS)
Net Liability for Unpaid Claims and
 Claim Adjustment Expenses...........  $3,374.3   $3,880.1   $4,301.1   $4,743.9   $5,267.6   $6,450.0   $6,932.9   $7,614.5

Net Liability Reestimated as of:
  One year later.....................   3,360.5    3,846.2    4,272.3    4,716.3    5,932.4    6,420.3    6,897.1    7,571.7
  Two years later....................   3,336.0    3,854.2    4,244.7    5,368.5    5,904.1    6,363.1    6,874.5    7,520.9
  Three years later..................   3,359.8    3,839.8    4,933.0    5,336.5    5,843.5    6,380.4    6,829.8    7,256.8
  Four years later...................   3,385.1    4,567.4    4,941.7    5,302.6    5,894.6    6,338.1    6,605.4
  Five years later...................   4,203.9    4,602.5    4,969.5    5,389.5    5,863.3    6,150.1
  Six years later....................   4,265.2    4,686.3    5,079.3    5,375.3    5,738.4
  Seven years later..................   4,387.6    4,800.4    5,094.2    5,303.9
  Eight years later..................   4,522.5    4,817.2    5,058.8
  Nine years later...................   4,550.7    4,810.6
  Ten years later....................   4,601.9

Cumulative Net Deficiency
 (Redundancy)........................   1,227.6      930.5      757.7      560.0      470.8     (299.9)    (327.5)    (357.7)

Cumulative Net Deficiency Related to
 Asbestos and Toxic Waste Claims.....   2,098.1    1,969.1    1,824.1    1,576.3    1,416.4      640.7      525.5      343.7

Cumulative Amount of
 Net Liability Paid as of:
  One year later.....................     761.6      880.4      919.1      931.2    1,039.9    1,272.0    1,250.7    1,889.4
  Two years later....................   1,226.3    1,383.9    1,407.2    1,479.9    1,858.5    1,985.7    2,550.7    2,678.2
  Three years later..................   1,555.1    1,715.9    1,808.7    2,083.0    2,332.3    3,015.8    3,073.7    3,438.8
  Four years later...................   1,778.8    1,958.6    2,292.0    2,386.9    3,181.4    3,264.5    3,589.8
  Five years later...................   1,966.1    2,346.9    2,490.2    3,125.8    3,323.0    3,624.2
  Six years later....................   2,307.9    2,500.9    3,174.7    3,200.4    3,603.5
  Seven years later..................   2,422.7    3,120.6    3,200.4    3,412.7
  Eight years later..................   3,009.5    3,126.5    3,380.5
  Nine years later...................   3,014.2    3,278.2
  Ten years later....................   3,159.3

Gross Liability, End of Year.........                                              $7,220.9   $8,235.4   $8,913.2   $9,588.2
Reinsurance Recoverable, End of
  Year...............................                                               1,953.3    1,785.4    1,980.3    1,973.7
                                                                                   --------   --------   --------   --------
Net Liability, End of Year...........                                              $5,267.6   $6,450.0   $6,932.9   $7,614.5
                                                                                   ========   ========   ========   ========

Reestimated Gross Liability..........                                              $7,753.4   $8,152.3   $8,797.5   $9,395.8
Reestimated Reinsurance Recoverable..                                               2,015.0    2,002.2    2,192.1    2,139.0
                                                                                   --------   --------   --------   --------
Reestimated Net Liability............                                              $5,738.4   $6,150.1   $6,605.4   $7,256.8
                                                                                   ========   ========   ========   ========

Cumulative Gross Deficiency
  (Redundancy).......................                                              $  532.5   $  (83.1)  $ (115.7)  $ (192.4)
                                                                                   ========   ========   ========   ========

                                                 DECEMBER 31
                                       -------------------------------
             YEAR ENDED                  1996       1997       1998
             ----------                  ----       ----       ----
Net Liability for Unpaid Claims and
 Claim Adjustment Expenses...........  $7,755.9   $8,564.6   $ 9,049.9
Net Liability Reestimated as of:
  One year later.....................   7,690.6    8,346.2
  Two years later....................   7,419.6
  Three years later..................
  Four years later...................
  Five years later...................
  Six years later....................
  Seven years later..................
  Eight years later..................
  Nine years later...................
  Ten years later....................
Cumulative Net Deficiency
 (Redundancy)........................    (336.3)    (218.4)
Cumulative Net Deficiency Related to
 Asbestos and Toxic Waste Claims.....     193.0       67.8
Cumulative Amount of
 Net Liability Paid as of:
  One year later.....................   1,418.3    1,797.7
  Two years later....................   2,488.2
  Three years later..................
  Four years later...................
  Five years later...................
  Six years later....................
  Seven years later..................
  Eight years later..................
  Nine years later...................
  Ten years later....................
Gross Liability, End of Year.........  $9,523.7   $9,772.5   $10,356.5
Reinsurance Recoverable, End of
  Year...............................   1,767.8    1,207.9     1,306.6
                                       --------   --------   ---------
Net Liability, End of Year...........  $7,755.9   $8,564.6   $ 9,049.9
                                       ========   ========   =========
Reestimated Gross Liability..........  $9,278.3   $9,605.2
Reestimated Reinsurance Recoverable..   1,858.7    1,259.0
                                       --------   --------
Reestimated Net Liability............  $7,419.6   $8,346.2
                                       ========   ========
Cumulative Gross Deficiency
  (Redundancy).......................  $ (245.4)  $ (167.3)
                                       ========   ========

---------------

The cumulative deficiencies for the years 1988 through 1992 include the effect of the $675.0 million increase in claims and claim adjustment expenses related to the Fibreboard settlement.

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

                                                                  DECEMBER 31
                                                              --------------------
                                                                1998        1997
                                                                ----        ----
                                                                 (IN MILLIONS)
Net liability reported on a statutory basis -- U.S.
  subsidiaries..............................................  $8,470.4    $8,086.3
Additions (reductions):
  Unpaid claims and claim adjustment expenses of foreign
     subsidiaries...........................................     659.7       553.9
  Other reserve differences.................................     (80.2)      (75.6)
                                                              --------    --------
Net liability reported on a GAAP basis......................  $9,049.9    $8,564.6
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

     In 1998, the Group invested new cash primarily in tax-exempt bonds and, to a lesser extent, equity securities. In 1997, the Group invested new cash primarily in tax-exempt bonds and, to a lesser extent, corporate bonds and mortgage-backed securities. In 1996, the Group invested new cash primarily in mortgage-backed securities and tax-exempt bonds. In each year, the Group tried to achieve the appropriate mix in its portfolio to balance both investment and tax strategies. At December 31, 1998, 71% of the Group's fixed maturity portfolio was invested in tax-exempt bonds compared with 68% at December 31, 1997 and 1996.

     The investment results of the Group for each of the past three years are shown in the following table.

                                    AVERAGE                      PERCENT EARNED
                                   INVESTED     INVESTMENT   ----------------------
                                   ASSETS(A)    INCOME(B)    BEFORE TAX   AFTER TAX
YEAR                               ---------    ----------   ----------   ---------
                                        (IN MILLIONS)
1996.............................  $10,333.8      $646.1        6.25%       5.27%
1997.............................   11,725.9       711.2        6.07        5.05
1998.............................   12,795.7       748.9        5.85        4.96

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

     In October 1996, the Corporation announced that the Real Estate Group was exploring the possible sale of all or a portion of its real estate assets. In March 1997, Bellemead entered into an agreement with a prospective purchaser to perform due diligence in anticipation of executing a contract for the sale of substantially all of its commercial properties. In June 1997, a definitive agreement was reached with the purchaser. In November 1997, the sale of almost all of the properties covered by the agreement reached in June was closed for $736.9 million. The buyer is a joint venture formed by Paine Webber Real Estate Securities Inc., Morgan Stanley Real Estate Fund II, L.P. and Gale & Wentworth, L.L.C. Closing on the one remaining property under the agreement is expected to occur in 1999. In addition to the sale to the joint venture in November 1997, several other commercial properties as well as residential properties were sold in 1997 and 1998. The Real Estate Group is continuing to explore the sale of certain of its remaining properties. The Real Estate Group has retained approximately $365 million of land, which is expected to be developed in the future, and approximately $165 million of commercial properties and land parcels under lease. Additional information related to the Corporation's real estate operations is included in Item 7 of this report on pages 24 through 26.

DISCONTINUED OPERATIONS

     In May 1997, the Corporation completed the sale of Chubb Life Insurance Company of America and its subsidiaries, Chubb Colonial Life Insurance Company and Chubb Sovereign Life Insurance Company, to Jefferson-Pilot Corporation for $875.0 million in cash, subject to various closing adjustments, none of which were material.

     In 1996, the Corporation recognized a loss of $22.0 million relating to the sale of the life and health insurance subsidiaries. The purchase price was not adjusted to reflect results of operations subsequent to December 31, 1996. The discontinued life and health insurance operations did not affect the Corporation's net income in 1997 and 1998 and will not affect net income in future periods. Earnings in 1996 from the discontinued life and health insurance operations were $48.5 million, including realized investment gains of $8.2 million.

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

     The Group is subject to regulation and supervision in the states in which it does business. In general, such regulation is for the protection of policyholders rather than shareholders. The extent of such regulation varies but generally has its source in statutes which delegate regulatory, supervisory and administrative powers to a department of insurance. The regulation, supervision and administration relate to, among other things, the standards of solvency which must be met and maintained; the licensing of insurers and their agents; restrictions on insurance policy terminations; unfair trade practices; the nature of and limitations on investments; premium rates; restrictions on the size of risks which may be insured under a single policy; deposits of securities for the benefit of policyholders; approval of policy forms; periodic examinations of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of companies or for other purposes; limitations on dividends to policyholders and shareholders; and the adequacy of provisions for unearned premiums, unpaid claims and claim adjustment expenses, both reported and unreported, and other liabilities.

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

     The National Association of Insurance Commissioners has a risk-based capital requirement for property and casualty insurance companies. The risk-based capital formula is used by state regulatory authorities to identify insurance companies which may be undercapitalized and which merit further regulatory attention. The formula prescribes a series of risk measurements to determine a minimum capital amount for an insurance company, based on the profile of the individual company. The ratio of a company's actual policyholders' surplus to its minimum capital requirement will determine whether any state regulatory action is required. At December 31, 1998, each member of the Group had more than sufficient capital to meet the risk-based capital requirement.

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

     There are approximately 3,000 property and casualty insurance companies in the United States operating independently or in groups and no single company or group is dominant. According to A.M. Best, the Group is the 12th largest United States property and casualty insurance group based on 1997 net premiums written. The relatively large size and underwriting capacity of the Group provide opportunities not available to smaller companies.

     Price competition increased in the property and casualty marketplace during 1987 and has continued through 1998, particularly in the commercial classes. The Group continues to be selective in the writing of new business and to reinforce the sound relationships with customers who appreciate the stability, expertise and added value the Group provides.

     In all states, insurers authorized to transact certain classes of property and casualty insurance are required to become members of an insolvency fund. In the event of the insolvency of a licensed insurer writing a class of insurance covered by the fund in the state, members are assessed to pay certain claims against the insolvent insurer. Generally, fund assessments are proportionately based on the members' written premiums for the classes of insurance written by the insolvent insurer. In certain states, a portion of these assessments is recovered through premium tax offsets and policyholder surcharges. In 1998, assessments to the members of the Group amounted to approximately $8.2 million. The amount of future assessments cannot be reasonably estimated.

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

     Although the federal government and its regulatory agencies generally do not directly regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways. Current and proposed federal measures which may significantly affect the insurance business include limitation of Year 2000 liability, tort reform, natural disaster reinsurance, hazardous waste removal and liability measures, containment of medical costs, automobile safety regulation, financial services deregulation including the removal of barriers preventing banks from engaging in the insurance business and the taxation of insurance companies.

     Insurance companies are also affected by a variety of state and federal legislative and regulatory measures as well as by decisions of their courts that define and extend the risks and benefits for which insurance is provided. These include redefinitions of risk exposure in areas such as product liability and commercial general liability as well as extension and protection of employee benefits, including workers' compensation and disability benefits.

     Legislative and judicial developments pertaining to asbestos and toxic waste exposures are discussed in Item 7 of this report on pages 20 through 23.

ITEM 2.  PROPERTIES

     The executive offices of the Corporation and the administrative offices of the Property and Casualty Group are in Warren, New Jersey. The Property and Casualty Insurance Group maintains zone administrative and branch offices in major cities throughout the United States and also has offices in Canada, Europe, Australia, the Far East and Latin America. Office facilities are leased with the exception of a building in Branchburg, New Jersey. Management considers its office facilities suitable and adequate for the current level of operations. See Note (14) of the notes to consolidated financial statements incorporated by reference from the Corporation's 1998 Annual Report to Shareholders.

ITEM 3.  LEGAL PROCEEDINGS

     The Corporation and its subsidiaries are defendants in various lawsuits arising out of their businesses. It is the opinion of management that the final outcome of these matters will not materially affect the consolidated financial position of the registrant.

     Information regarding certain litigation to which property and casualty insurance subsidiaries of the Corporation are a party is included in Item 7 of this report on pages 20 through 23.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the shareholders during the last quarter of the year ended December 31, 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                        YEAR OF
                                                             AGE(A)   ELECTION(B)
                                                             ------   -----------
Dean R. O'Hare, Chairman of the Corporation.................   56        1972
Douglas A. Batting, Executive Vice President of Chubb & Son,
  a division of Federal.....................................   56        1996
John J. Degnan, President of the Corporation................   54        1994
Gail E. Devlin, Senior Vice President of the Corporation....   60        1981
George R. Fay, Executive Vice President of Chubb & Son, a
  division of Federal.......................................   50        1999
David S. Fowler, Senior Vice President of the Corporation...   53        1989
Sylvester Green, Executive Vice President of Chubb & Son, a
  division of Federal.......................................   58        1998
Henry G. Gulick, Vice President and Secretary of the
  Corporation...............................................   55        1975
David B. Kelso, Executive Vice President of the
  Corporation...............................................   46        1996
Charles M. Luchs, Executive Vice President of Chubb & Son, a
  division of Federal.......................................   59        1996
Andrew A. McElwee, Jr., Senior Vice President of the
  Corporation...............................................   44        1997
Glenn A. Montgomery, Senior Vice President of the
  Corporation...............................................   46        1997
Thomas F. Motamed, Executive Vice President of the
  Corporation...............................................   50        1997
Donn H. Norton, Executive Vice President of the Corporation
  (c).......................................................   57        1985
Michael J. O'Neill, Jr., Senior Vice President and Counsel
  of the Corporation........................................   50        1999
Michael O'Reilly, Executive Vice President of the
  Corporation...............................................   55        1976
Robert Rusis, Senior Vice President and General Counsel of
  the Corporation...........................................   65        1990
Henry B. Schram, Senior Vice President of the Corporation...   52        1985

---------------

     (a) Ages listed above are as of April 27, 1999.

     (b) Date indicates year first elected or designated as an executive officer.

     (c) Mr. Norton retired as an executive officer of the registrant effective February 1999.

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

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     Incorporated by reference from the Corporation's 1998 Annual Report to Shareholders, page 65.

ITEM 6.  SELECTED FINANCIAL DATA

     Selected financial data for the five years ended December 31, 1998 are incorporated by reference from the Corporation's 1998 Annual Report to Shareholders, pages 38 and 39.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion presents our past results and our expectations for the near term future. The supplementary financial information and the consolidated financial statements and related notes, all of which are integral parts of the following analysis of our results and our financial position, are incorporated by reference from the Corporation's 1998 Annual Report to Shareholders, pages 15, 16 and 40 through 62.

     Certain statements in this document, as well as certain statements incorporated by reference herein, may be considered to be "forward looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995, such as statements that include the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions. Such statements are subject to certain risks and uncertainties. The factors which could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Corporation's public filings with the Securities and Exchange Commission and specifically to: risks or uncertainties associated with the Corporation's expectations with respect to premium price increases, the non-renewal of underpriced insurance accounts, business profitability or growth estimates, as well as with respect to its activity value analysis program, investment income or cash flow projections, its announced real estate plans, or the timing or earnings impact of the announced Executive Risk transaction, and more generally, to: general economic conditions including changes in interest rates and the performance of the financial markets, changes in domestic and foreign laws, regulations and taxes, changes in competition and pricing environments, regional or general changes in asset valuations, the occurrence of significant natural disasters, the development of major Year 2000 liabilities, the inability to reinsure certain risks economically, the adequacy of loss reserves, Euro or currency conversion transactions, as well as general market conditions, competition, pricing and restructurings.

     Operating income from continuing operations, which excludes realized investment gains and losses, was $615 million in 1998 compared with $701 million in 1997 and $434 million in 1996. Operating income in 1998 reflects a first quarter restructuring charge of $26 million after taxes related to the implementation of a cost control initiative. Operating income in 1996 reflects a fourth quarter charge of $160 million after taxes related to the write-down of the carrying value of certain real estate assets.

     Income from continuing operations, which includes realized investment gains and losses related to such operations, was $707 million in 1998 compared with $770 million in 1997 and $486 million in 1996.

     In May 1997, the Corporation completed the sale of its life and health insurance operations. The life and health insurance operations have been classified as discontinued operations.

     Net income, which includes the results of the discontinued operations, amounted to $707 million in 1998 compared with $770 million in 1997 and $513 million in 1996.

PROPERTY AND CASUALTY INSURANCE

     Property and casualty earnings were lower in 1998 compared with 1997. Such earnings in 1997 were substantially higher than in 1996. Property and casualty income after taxes was $620 million in 1998 compared with $670 million in 1997 and $561 million in 1996. The decrease in earnings in 1998 was due to a decline in underwriting results caused in large part by substantially higher catastrophe losses. Investment income increased in 1998 compared with the prior year. The increase in earnings in 1997 was due to highly profitable underwriting results as well as strong growth in investment income compared with 1996. Earnings in 1996 were adversely affected by higher catastrophe losses.

     Catastrophe losses were $173 million in 1998, $57 million in 1997 and $142 million in 1996. The 1998 amount was net of reinsurance recoveries of approximately $150 million relating to Hurricane Georges. We did not have any recoveries from our catastrophe reinsurance program during 1997 or 1996 since there were no individual catastrophes for which our losses exceeded the initial retention. Our initial retention level for each catastrophic event is approximately $100 million in the United States and generally $25 million outside the United States.

     Reported net premiums written amounted to $5.5 billion in 1998, an increase of 1% compared with 1997. Reported net premiums written increased 14% in 1997 compared with 1996. Personal coverages accounted for $1.4 billion or 25% of 1998 premiums written and commercial coverages for $4.1 billion or 75%. The reported growth in premiums written in 1998 and 1997 was affected by changes in certain reinsurance agreements, which are discussed below.

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

     A comparison of reported net premiums written with net premiums written adjusted to reflect the changes to the reinsurance agreements with Sun Alliance follows:

                                                       1998     1997     1996
                                                       ----     ----     ----
                                                           (IN MILLIONS)
Reported net premiums written.......................  $5,504   $5,448   $4,774
Premiums assumed from Sun Alliance..................               (4)     203
                                                      ------   ------   ------
Net premiums written, excluding premiums assumed
  from Sun Alliance.................................   5,504    5,452    4,571
Portfolio transfers of unearned premiums............              175       92
                                                      ------   ------   ------
Adjusted net premiums written
  (1998 compared with 1997).........................  $5,504    5,277
                                                      ======
Increase in retention -- 1997.......................              392
                                                               ------   ------
Adjusted net premiums written
  (1997 compared with 1996).........................           $4,885   $4,479
                                                               ======   ======

     Net premiums written, as adjusted, increased 4% in 1998 compared with 1997. Similarly, net premiums written, as adjusted, increased 9% in 1997 compared with 1996.

     After a review of the costs and benefits of our casualty excess of loss reinsurance program, effective January 1, 1996, we modified the program, principally for the excess liability and executive protection classes. The changes included an increase in the initial retention for each loss from $5 million to $10 million and an increase in the initial aggregate amount of losses retained for each year before reinsurance responds. These changes in our casualty reinsurance program increased net premiums written in 1996 by approximately $130 million compared with the prior year. During 1996, we continued to evaluate the relative costs and benefits of the program. As a result, effective January 1, 1997, we again modified the program, increasing the initial retention for each loss from $10 million to $25 million. This change in our casualty reinsurance program increased net premiums written in 1997 by approximately $65 million compared with 1996. These changes have had a positive impact on the cash flows and resulting investment income of the property and casualty subsidiaries.

     Premium growth in personal lines was strong in both 1997 and 1998. In commercial lines, intense competition in the worldwide marketplace has made profitable premium growth difficult, particularly in the standard classes, which include multiple peril, casualty and workers' compensation. In 1998, competitors continued to place significant pressure on pricing as they attempted to maintain or increase market share. In an environment where price increases have been difficult to achieve, we have focused on our specialty lines where we emphasize the added value we provide to our customers. Strong growth was achieved in both years in premiums outside the United States, particularly in Europe, our largest foreign market.

     In view of the continuing unprofitability of the standard commercial classes, we have accelerated actions to achieve price increases. Our priorities for 1999 are to renew good business at adequate prices and not renew underperforming accounts where we cannot attain price adequacy. This aggressive pricing strategy could cause us to lose some business. Therefore, we expect overall premium growth to be flat in 1999.

     Underwriting results were near-breakeven in 1998 compared with profitable results in 1997 and 1996. The combined loss and expense ratio, the common measure of underwriting profitability, was 99.8% in 1998 compared with 96.9% in 1997 and 98.3% in 1996.

     The loss ratio was 66.3% in 1998 compared with 64.5% in 1997 and 66.2% in 1996. The loss ratio continues to reflect the favorable experience resulting from the consistent application of our disciplined underwriting standards. Losses from catastrophes represented 3.3 percentage points of the loss ratio in 1998 compared with 1.1 percentage points in 1997 and 3.1 percentage points in 1996. The significant catastrophes affecting results in 1998 included the winter ice storms in Canada in the first quarter, the wind and hail storms in the United States in the second quarter and Hurricane Georges in Puerto Rico in the third quarter. Catastrophe losses in 1996 resulted primarily from the winter storms in the eastern part of the United States in the first quarter.

     Our expense ratio was 33.5% in 1998 compared with 32.4% in 1997 and 32.1% in 1996. The increase in the ratio in 1998 was due primarily to an increase in commission expense caused in part by higher contingent payments and also to written premiums growing at a somewhat lesser rate than overhead expenses.

     During the fourth quarter of 1997, we began an activity value analysis process to identify and eliminate low-value activities and to improve operational efficiency in order to reduce expenses and redirect resources to those current activities and new initiatives having the greatest potential to contribute to the future results of the Corporation. Implementation began in the first quarter of 1998 and is substantially completed. This cost control initiative has resulted in approximately 500 job reductions in the home office and the branch network through a combination of early retirements, terminations and attrition. Other savings involve vendor management, consulting expenses and other operating costs. The initiative is expected to result in annual cost savings of approximately $150 million, beginning in 1999.

     In the first quarter of 1998, we recorded a restructuring charge of $40 million, or $26 million after taxes, related to the implementation of the cost control initiative. The restructuring charge relates primarily to costs associated with providing enhanced pension benefits to employees who accepted an early retirement incentive offer, severance costs and other costs.

PERSONAL INSURANCE

     Reported premiums from personal insurance increased 5% in 1998 compared with a 26% increase in 1997. The effect on net premiums written of the changes to the reinsurance agreement with Sun Alliance was as follows:

                                                               1998      1997      1996
                                                               ----      ----      ----
                                                                    (IN MILLIONS)
Reported net premiums written...............................  $1,365    $1,306    $1,039
Portfolio transfers of unearned premiums....................                66        31
                                                              ------    ------    ------
Adjusted net premiums written
  (1998 compared with 1997).................................  $1,365     1,240
                                                              ======
Increase in retention -- 1997...............................               139
                                                                        ------    ------
Adjusted net premiums written
  (1997 compared with 1996).................................            $1,101    $1,008
                                                                        ======    ======

     Net premiums written, as adjusted, increased 10% in 1998 compared with 1997 and 9% in 1997 compared with 1996. We continued to grow our homeowners and other non-automobile business in non-catastrophe prone areas while maintaining our disciplined approach to pricing and risk selection. Personal automobile premiums grew as a result of an increase in the number of in-force policies for high-value automobiles.

     Our personal insurance business produced substantial underwriting profits in each of the past three years. The combined loss and expense ratio was 85.6% in 1998 compared with 83.1% in 1997 and 91.7% in 1996.

     The profitability of our homeowners business each year is affected substantially by the amount of catastrophe losses we incur. Homeowners results were profitable by a similar margin in 1998 and 1997 as a reduction in the frequency of non-catastrophe related losses in 1998 substantially offset an increase in catastrophe losses. Results for this class were unprofitable in 1996 as catastrophe losses, particularly those caused by the winter storms, adversely affected results. Catastrophe losses represented 8.5 percentage points of the loss ratio for this class in 1998 compared with 2.9 percentage points in 1997 and 16.7 percentage points in 1996.

     Our automobile business produced substantial profits in each of the last three years. Results in each year benefited from stable loss frequency and severity.

     Other personal coverages, which include insurance for personal valuables and excess liability, were highly profitable in each of the past three years. Personal excess liability profitability increased in 1997 due to favorable loss experience but decreased somewhat in 1998 due to an increase in the frequency of large losses.

COMMERCIAL INSURANCE

     Reported premiums from commercial insurance were virtually unchanged in 1998 compared with 1997. Reported premiums in 1997 were 17% higher than in 1996. The effect on net premiums written of the changes to the reinsurance agreement with Sun Alliance was as follows:

                                                               1998      1997      1996
                                                               ----      ----      ----
                                                                    (IN MILLIONS)
Reported net premiums written...............................  $4,139    $4,146    $3,532
Portfolio transfers of unearned premiums....................               109        61
                                                              ------    ------    ------
Adjusted net premiums written
  (1998 compared with 1997).................................  $4,139     4,037
                                                              ======
Increase in retention -- 1997...............................               253
                                                                        ------    ------
Adjusted net premiums written
  (1997 compared with 1996).................................            $3,784    $3,471
                                                                        ======    ======

     Net premiums written, as adjusted, increased 3% in 1998 compared with 1997 and 9% in 1997 compared with 1996. Our strategy of working closely with our customers and our ability to differentiate our products have enabled us to renew a large percentage of our business. Growth was achieved in 1998 in our executive protection business due to an emphasis on new products. Financial services consolidation together with competition has constrained growth in our financial institutions business. Premium growth in the standard commercial classes continues to be hindered by the intense competition that has driven prices to increasingly unprofitable levels. Premium growth in 1997 for the excess liability component of our casualty coverages and for our executive protection coverages benefited from the changes to our casualty excess of loss reinsurance program. Premium growth in 1998 and 1997 was stronger outside the United States.

     Our commercial insurance business produced unprofitable results in 1998 compared with near breakeven underwriting results in 1997 and 1996. The combined loss and expense ratio was 104.5% in 1998 compared with 100.7% in 1997 and 99.7% in 1996.

     Multiple peril results were unprofitable in each of the past three years due, in large part, to inadequate prices. Results for this class in 1998 deteriorated in the property component due to higher catastrophe losses. In the liability component, there was an increase in the frequency of large losses in 1998. However, this was offset by negligible multiple peril incurred losses in 1998 relating to asbestos and toxic waste claims on insurance policies written many years ago compared with the substantial incurred losses in 1997 relating to such claims. Results for the multiple peril class were similar in 1997 and 1996 as an improvement in 1997 in the property component, due in part to an absence of catastrophe losses, was offset by higher losses in the liability component resulting from an increase in the frequency of large losses and higher incurred losses relating to asbestos and toxic waste claims. Catastrophe losses represented 8.6 percentage points of the loss ratio for this class in 1998 compared with 1.5 percentage points in 1997 and 4.8 percentage points in 1996.

     Results for our casualty business were similarly unprofitable in each of the past three years. In each year, casualty results were adversely affected by incurred losses relating to asbestos and toxic waste claims, but more so in 1996. The excess liability component of our casualty coverages was slightly unprofitable in 1998 compared with profitable results in 1997 and 1996 due to declining prices and an increase in the frequency of losses. Excess liability results in 1998 benefited from favorable development on certain case reserves set up several years ago. Results for the primary liability component were unprofitable in each of the past three years, but more so in 1997 and 1996 due to a higher frequency of losses in those years. Results in the automobile component were more unprofitable in 1998 than in 1997 compared with breakeven results in 1996. The deterioration in 1997 and again in 1998 was due to an increase in the frequency of large losses.

     Workers' compensation results were unprofitable in each of the past three years. Results deteriorated in 1997 and again in 1998 due in large part to the cumulative effect of price reductions over the past several years. Results were also adversely affected in 1998 by several large losses.

     Property and marine results were unprofitable in 1998 and 1997, but more so in 1998, compared with profitable results in 1996. Results in 1998 and 1997 were adversely affected by an increase in the frequency of large losses, including several large overseas losses. Results in all three years were adversely affected by catastrophe losses. Catastrophe losses for this class represented
5.7 percentage points of the loss ratio in 1998 compared with 4.9 percentage points in 1997 and 4.5 percentage points in 1996.

     Executive protection results were highly profitable in each of the past three years due to favorable loss experience, particularly in the directors and officers and fiduciary components. Our financial institutions business was also profitable during the same period due to the favorable loss experience in the fidelity component of this business. Such profitability was somewhat lower in 1997 due to several large losses in the non-fidelity portion of this business.

     Our other commercial classes produced near breakeven results in 1998 compared with profitable results in 1997 and near breakeven results in 1996. The deterioration in 1998 was attributable to our aviation business, which produced highly unprofitable results. The improvement in 1997 was primarily attributable to our surety and accident business.

REINSURANCE ASSUMED

     Reinsurance assumed is treaty reinsurance that was assumed from Sun Alliance. The reinsurance agreement with Sun Alliance was terminated effective January 1, 1997. However, due to the lag in our reporting of such business, net premiums written in the first quarter of 1997 included $90 million related to business we assumed from Sun Alliance in the second half of 1996. Net premiums written for this segment were reduced by $94 million and $65 million in the first quarter of 1997 and 1996, respectively, due to the effect of the portfolio transfers of unearned premiums back to Sun Alliance as of January 1 of each year.

     Underwriting results for this segment in 1997, which represent our share of the Sun Alliance business for the last six months of 1996, were near breakeven. Underwriting results were also near breakeven in 1996.

LOSS RESERVES

     Loss reserves are our property and casualty subsidiaries' largest liability. At the end of 1998, gross loss reserves totaled $10.4 billion compared with $9.8 billion and $9.5 billion at year-end 1997 and 1996, respectively. Reinsurance recoverable on such loss reserves was $1.3 billion at year-end 1998 compared with $1.2 billion and $1.8 billion at the end of 1997 and 1996, respectively.

     As a result of the changes to the reinsurance agreements with Sun Alliance, there were portfolio transfers of gross loss reserves and reinsurance recoverable as of January 1, 1997 and 1996. The effect of these portfolio transfers was a decrease in gross loss reserves of $184 million and $209 million and a decrease in reinsurance recoverable of $470 million and $244 million in 1997 and 1996, respectively.

     Loss reserves, net of reinsurance recoverable, increased by $485 million or 6% in 1998 compared with $809 million or 10% in 1997. Excluding the effect of the 1997 portfolio transfer, net loss reserves increased by $523 million or 7% in 1997. Substantial reserve growth has occurred each year in those liability classes, primarily excess liability and executive protection, that are characterized by delayed loss reporting and extended periods of settlement.

     During 1998, we experienced overall favorable development of $218 million on loss reserves established as of the previous year-end. This compares with favorable development of $65 million in 1997 and $43 million in 1996. Such redundancies were reflected in operating results in these respective years. Each of the past three years benefited from favorable claim severity trends for certain liability classes; this was offset each year in varying degrees by losses incurred relating to asbestos and toxic waste claims. The higher favorable development in 1998 compared with the prior years was due to substantially lower incurred losses related to asbestos and toxic waste claims, the continued favorable loss experience for executive protection coverages and favorable development on certain excess liability case reserves set up several years ago.

     The process of establishing loss reserves is a complex and imprecise science that reflects significant judgmental factors. This is true because claim settlements to be made in the future will be impacted by changing rates of inflation and other economic conditions, changing legislative, judicial and social environments and changes in our claim handling procedures. In many liability cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss and the settlement of the loss. In fact, approximately 60% of our net loss reserves at December 31, 1998 were for IBNR -- claims that had not yet been reported to us, some of which were not yet known to the insured, and for future development on reported claims.

     Judicial decisions and legislative actions continue to broaden liability and policy definitions and to increase the severity of claim payments. As a result of this and other societal and economic developments, the uncertainties inherent in estimating ultimate claim costs on the basis of past experience continue to further complicate the already complex loss reserving process.

     The uncertainties relating to asbestos and toxic waste claims on insurance policies written many years ago are exacerbated by inconsistent court decisions and judicial and legislative interpretations of coverage that in some cases have tended to erode the clear and express intent of such policies and in others have expanded theories of liability. The industry is engaged in extensive litigation over these coverage and liability issues and is thus confronted with a continuing uncertainty in its efforts to quantify these exposures.

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

     Pacific Indemnity and Continental Casualty reached a separate agreement in 1993 for the handling of all asbestos-related bodily injury claims pending on August 26, 1993 against Fibreboard. Pacific Indemnity's obligation under this agreement with respect to such pending claims is approximately $635 million, all of which has been paid. The agreement further provides that the total responsibility of both insurers with respect to pending and future asbestos-related bodily injury claims against Fibreboard will be shared between Pacific Indemnity and Continental Casualty on an approximate 35% and 65% basis, respectively.

     At the same time, Pacific Indemnity, Continental Casualty and Fibreboard entered into a trilateral agreement to settle all present and future asbestos-related bodily injury claims resulting from insurance policies that were, or may have been, issued to Fibreboard by the two insurers. The trilateral agreement will be triggered if the global settlement agreement is ultimately disapproved. Pacific

Indemnity's obligation under the trilateral agreement is therefore similar to, and not duplicative of, that under those agreements described above.

     The trilateral agreement reaffirms portions of an agreement reached in March 1992 between Pacific Indemnity and Fibreboard. Among other matters, that 1992 agreement eliminates any Pacific Indemnity liability to Fibreboard for asbestos-related property damage claims.

     In July 1995, the United States District Court of the Eastern District of Texas approved the global settlement agreement and the trilateral agreement. The judgments approving these agreements were appealed to the United States Court of Appeals for the Fifth Circuit. In July 1996, the Fifth Circuit Court affirmed the 1995 judgments of the District Court. The objectors to the global settlement agreement appealed to the United States Supreme Court. In June 1997, the Supreme Court set aside the ruling by the Fifth Circuit Court that had approved the global settlement agreement and ordered the Fifth Circuit Court to reconsider its approval. In January 1998, the Fifth Circuit Court again affirmed the global settlement agreement. In April 1998, the objectors to the settlement petitioned the Supreme Court to review the decision. In December 1998, argument was held before the Supreme Court on the objectors' challenge. A decision is expected during 1999.

     The trilateral agreement was never appealed to the United States Supreme Court and is final. As a result, management continues to believe that the uncertainty of Pacific Indemnity's exposure with respect to asbestos-related bodily injury claims against Fibreboard has been eliminated.

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

     There is great uncertainty involved in estimating our liabilities related to these claims. First, the liabilities of the claimants are extremely difficult to estimate. At any given site, the allocation of remediation costs among governmental authorities and the PRPs varies greatly. Second, different courts have addressed liability and coverage issues regarding pollution claims and have reached inconsistent conclusions in their interpretation of several issues. These significant uncertainties are not likely to be resolved definitively in the near future.

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

     Litigation costs remain substantial, particularly for hazardous waste claims. A substantial portion of the funds we have expended to date has been for legal fees incurred in the prolonged litigation of coverage issues. Primary policies provide a limit on indemnity payments but many do not limit defense costs. This unlimited defense provided in the policy sometimes leads to the payment of defense costs in multiples of the indemnity exposure.

     Reserves for asbestos and toxic waste claims cannot be estimated with traditional loss reserving techniques that rely on historical accident year loss development factors. We have established case reserves and expense reserves for costs of related litigation where sufficient information has been developed to indicate the involvement of a specific insurance policy. In addition, IBNR reserves have been established to cover additional exposures on both known and unasserted claims. These reserves are continually reviewed and updated. We have evaluated ultimate incurred losses using newly emerging techniques for estimating environmental liabilities and have expanded our claim data base. As a result, we are more confident about the range of likely ultimate incurred losses relating to asbestos and toxic waste claims. Therefore, the incurred losses relating to asbestos and toxic waste claims were only $68 million in 1998, substantially less than the $125 million in 1997 and the $151 million in 1996. Further increases in such loss reserves in 1999 and future years are possible as legal and factual issues concerning these claims continue to be clarified. The amount cannot be reasonably estimated.

     Management believes that the aggregate loss reserves of the property and casualty subsidiaries at December 31, 1998 were adequate to cover claims for losses which had occurred, including both those known to us and those yet to be reported. In establishing such reserves, management considers facts currently known and the present state of the law and coverage litigation. However, given the expansion of coverage and liability by the courts and the legislatures in the past and the possibilities of similar interpretations in the future, particularly as they relate to asbestos and toxic waste claims, as well as the uncertainty in determining what scientific standards will be deemed acceptable for measuring hazardous waste site clean-up, additional increases in loss reserves may emerge which would adversely affect results in future periods. The amount cannot reasonably be estimated at the present time.

CATASTROPHE EXPOSURE

     The Corporation's property and casualty subsidiaries have an exposure to insured losses caused by hurricanes, earthquakes, winter storms, windstorms and other catastrophic events. The frequency and severity of catastrophes are unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in an area affected by the event and the severity of the event. We continually assess our concentration of underwriting exposures in catastrophe prone areas and develop strategies to manage this exposure through individual risk selection, subject to regulatory constraints, and through the purchase of catastrophe reinsurance. In recent years, we have invested in modeling technologies that allow us to better monitor catastrophe exposures. We also continue to explore and analyze credible scientific evidence, including the impact of global climate change, that may affect our potential exposure under insurance policies.

INVESTMENTS AND LIQUIDITY

     Investment income after taxes increased 7% in 1998 compared with 9% in 1997. Growth was primarily due to increases in invested assets, which reflected strong cash flow from operations over the period, partially offset by lower average yields on new investments.

     The effective tax rate on our investment income was 15.3% in 1998 compared with 16.7% in 1997 and 15.8% in 1996. The effective tax rate increased in 1997 and then decreased in 1998 due to changes in the percentage of our investment income subject to tax.

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

     New cash available for investment by the property and casualty subsidiaries was approximately $860 million in 1998 compared with $1,260 million in 1997 and $1,150 million in 1996. New cash in 1997 and 1996 included approximately $330 million and $40 million, respectively, received as the net result of the portfolio transfers of unearned premiums and loss reserves as of January 1 of each year related to the changes to the reinsurance agreements with Sun Alliance. New cash in 1996 also included $191 million received in January as a result of the commutation of a stop loss reinsurance agreement related to medical malpractice unpaid claims arising from business written prior to 1985.

     In 1998, new cash was invested primarily in tax-exempt bonds and, to a lesser extent, equity securities. In 1997, new cash was invested in tax-exempt bonds and, to a lesser extent, corporate bonds and mortgage-backed securities. In addition, in the first quarter of 1997, $250 million of foreign denominated bonds were sold due to the reduction in foreign liabilities resulting from the termination of the reinsurance agreements with Sun Alliance, with the proceeds invested in U.S. dollar denominated securities. In 1996, we invested new cash primarily in mortgage-backed securities and tax-exempt bonds. In each year, we tried to achieve the appropriate mix in our portfolio to balance both investment and tax strategies.

     The property and casualty subsidiaries maintain sufficient investments in highly liquid, short-term securities at all times to provide for immediate cash needs and the Corporation maintains bank credit facilities that are available to respond to unexpected cash demands.

CORPORATE

     Investment income earned on corporate invested assets and interest and other expenses not allocable to the operating subsidiaries are reflected in the corporate segment. Corporate income after taxes was $23 million in 1998 compared with $36 million in 1997 and $20 million in 1996. The increase in corporate income in 1997 was due primarily to a reduction in interest expense. The lower corporate income in 1998 was due primarily to an increase in interest expense.

REAL ESTATE

     In October 1996, we announced that we were exploring the possible sale of all or a significant portion of our real estate assets. In March 1997, our real estate subsidiary entered into an agreement with a prospective purchaser to perform due diligence in anticipation of executing a contract for the sale of substantially all of its commercial properties. Because the plan to pursue the sale of these assets in the near term represented a significant change in circumstances relating to the manner in which these assets would be used, we reassessed the recoverability of their carrying value as of December 31,

1996. As a result, we recorded an impairment loss of $255 million, or $160 million after taxes, in the fourth quarter of 1996 to reduce the carrying value of these assets to their estimated fair value.

     In June 1997, a definitive agreement was reached with the purchaser. In November 1997, the sale of almost all of the properties covered by the agreement reached in June was closed for $737 million, which included $628 million in cash and the assumption of $109 million in debt. The buyer is a joint venture formed by Paine Webber Real Estate Securities Inc., Morgan Stanley Real Estate Fund II, L.P. and Gale & Wentworth, L.L.C. Closing on the one remaining property under the agreement is expected to occur in 1999.

     In addition to the sale to the joint venture in November 1997, we sold several other commercial properties as well as residential properties in 1997 and 1998. We are continuing to explore the sale of certain of our remaining properties.

     We have retained approximately $365 million of land which we expect will be developed in the future. In addition, we have retained approximately $165 million of commercial properties and land parcels under lease.

     Real estate operations resulted in a loss after taxes of $2 million in 1998 compared with losses of $5 million in 1997 and $147 million in 1996. The loss in 1996 reflects the $160 million after tax impairment charge. Excluding the impact of the impairment charge, results in 1996 benefited from the sale of several rental properties.

     Revenues were $82 million in 1998, $616 million in 1997 and $320 million in 1996. Revenues in 1998 reflect the reduced operating activity as a result of the sale of a substantial portion of our real estate assets in 1997. Revenues in 1997 included $380 million from the November sale of real estate properties. Proceeds received from that sale that related to mortgages receivable are not classified as revenues. Revenues in 1996 included higher levels of revenues from residential development and the sale of rental properties.

     Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, requires that we analyze our individual buildings, leased land and development sites on a continuing basis to determine if an impairment loss has occurred. Estimates are made of the revenues and operating costs, plus any additional costs to be incurred to complete development, of the property in the future through an assumed holding period based on our intended use of the property. The time value of money is not considered in assessing whether an impairment has occurred. If it is determined that impairment has occurred, measurement of such impairment is based on the fair value of the assets. The $255 million writedown of real estate assets in 1996 was made in accordance with the provisions of SFAS No. 121.

     Loans receivable, which were issued in connection with our joint venture activities and other property sales, are primarily purchase money mortgages. Such loans, which amounted to $105 million at December 31, 1998, are generally collateralized by buildings and, in some cases, land. We continually evaluate the ultimate collectibility of such loans and establish appropriate reserves.

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

     Real estate activities were funded in the past with short-term credit instruments, primarily commercial paper, and debt issued by Chubb Capital Corporation as well as with term loans and mortgages. Proceeds from the November 1997 sale were used to repay the outstanding short-term debt and certain term loans and mortgages as well as to reduce intercompany borrowings from Chubb Capital. In February 1998, the remaining $300 million of intercompany borrowings from Chubb Capital was converted into preferred stock of the real estate subsidiary. In 1998, the interest rate on the remaining term loan approximated
7 1/2% and for mortgages the range of interest rates was 6% to 12%.

INVESTMENT GAINS AND LOSSES

     Net investment gains realized by the Corporation and its property and casualty subsidiaries were as follows:

                                                              1998    1997    1996
                                                              ----    ----    ----
                                                                 (IN MILLIONS)
Equity securities...........................................  $100    $ 75    $69
Fixed maturities............................................    42      30     11
                                                              ----    ----    ---
Realized investment gains before tax........................  $142    $105    $80
                                                              ====    ====    ===
Realized investment gains after tax.........................  $ 92    $ 68    $52
                                                              ====    ====    ===

     Decisions to sell securities are governed principally by considerations of investment opportunities and tax consequences. Thus, realized investment gains and losses may vary significantly from year to year.

     Sales of equity securities in each of the last three years resulted in net realized investment gains due primarily to the significant appreciation in the United States equity markets. A primary reason for the sale of fixed maturities in each of the last three years has been to improve our after-tax portfolio return without sacrificing quality where market opportunities have existed to do so.

     Fixed maturities which the Corporation and its insurance subsidiaries have the ability and intent to hold to maturity are classified as held-to-maturity. The remaining fixed maturities, which may be sold prior to maturity to support our investment strategies, such as in response to changes in interest rates and the yield curve or to maximize after-tax returns, are classified as available-for-sale. Fixed maturities classified as held-to-maturity are carried at amortized cost while fixed maturities classified as available-for-sale are carried at market value. At December 31, 1998, 15% of the fixed maturity portfolio was classified as held-to-maturity compared with 18% at December 31, 1997 and 22% at December 31, 1996.

     The unrealized appreciation or depreciation of investments carried at market value, which includes equity securities and fixed maturities classified as available-for-sale, is reflected in a separate component of other comprehensive income, net of applicable deferred income tax.

     The unrealized market appreciation before tax of those fixed maturities carried at amortized cost was $138 million, $147 million and $130 million at December 31, 1998, 1997 and 1996, respectively. Such unrealized appreciation was not reflected in the consolidated financial statements.

     Changes in unrealized market appreciation of fixed maturities were due to fluctuations in interest rates.

DISCONTINUED OPERATIONS -- LIFE AND HEALTH INSURANCE

     In May 1997, the Corporation completed the sale of Chubb Life Insurance Company of America to Jefferson-Pilot Corporation for $875 million in cash, subject to various closing adjustments, none of which were material.

     In 1996, the Corporation recognized a loss of $22 million relating to the sale of the life and health insurance operations. The purchase price was not adjusted to reflect results of operations subsequent to December 31, 1996. The discontinued life and health insurance operations did not affect the Corporation's net income in 1997 and 1998 and will not affect net income in future periods. Earnings in 1996 from the discontinued life and health insurance operations were $49 million, including realized investment gains of $8 million.

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

     Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. We view these potential changes in price within the overall context of asset and liability management. Our actuaries estimate the payout pattern of our liabilities, primarily our property and casualty loss reserves, to determine their duration, which is the present value of the weighted average payments expressed in years. We set duration targets for our fixed income investment portfolios after consideration of the duration of these liabilities and other factors, which we believe mitigates the overall effect of interest rate risk for the Corporation and its property and casualty subsidiaries.

     The table on the following page provides information about all our fixed maturity investments, which are sensitive to changes in interest rates. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates at December 31, 1998 and 1997. The cash flows are based on the earlier of the call date or the maturity date or, for mortgage-backed securities, expected payment patterns. Actual cash flows could differ from the expected amounts.

                                FIXED MATURITIES
                    EXPECTED CASH FLOWS OF PRINCIPAL AMOUNTS

                                                                   AT DECEMBER 31, 1998
                                       ----------------------------------------------------------------------------
                                                                                                     TOTAL
                                                                                             ----------------------
                                                                                                          ESTIMATED
                                                                                   THERE-    AMORTIZED     MARKET
                                       1999    2000    2001     2002      2003     AFTER       COST         VALUE
                                       ----    ----    ----     ----      ----     ------    ---------    ---------
                                                                      (IN MILLIONS)
Tax-exempt...........................  $462    $391    $578    $  637    $  575    $5,869      $ 8,512      $ 9,075
  Average interest rate..............   6.8%    6.7%    6.7%      6.1%      5.7%      5.5%          --           --
Taxable-- other than mortgage-backed
  securities.........................   201     139     175       209       389     1,451        2,564        2,704
  Average interest rate..............   6.5%    6.3%    6.9%      6.6%      6.6%      6.6%          --           --
Mortgage-backed securities...........   196     189     208       163       117       822        1,695        1,678
  Average interest rate..............   7.1%    7.1%    7.1%      7.0%      7.0%      7.3%          --           --
                                       ----    ----    ----    ------    ------    -------     -------      -------
Total................................  $859    $719    $961    $1,009    $1,081    $8,142      $12,771      $13,457
                                       ====    ====    ====    ======    ======    ======      =======      =======
                                                                   AT DECEMBER 31, 1997
                                       ----------------------------------------------------------------------------
                                                                                                     TOTAL
                                                                                             ----------------------
                                                                                                          ESTIMATED
                                                                                   THERE-    AMORTIZED     MARKET
                                       1998    1999    2000     2001      2002     AFTER       COST         VALUE
                                       ----    ----    ----    ------    ------    ------    ---------    ---------
                                                                      (IN MILLIONS)
Tax-exempt...........................  $387    $423    $384    $  520    $  563    $5,332     $ 7,609      $ 8,114
  Average interest rate..............   6.7%    6.9%    6.7%      6.7%      6.0%      5.7%         --           --
Taxable-- other than mortgage-backed
  securities.........................   158     308     146       258       140     1,578       2,588        2,675
  Average interest rate..............   7.7%    6.3%    6.7%      6.8%      7.3%      7.0%         --           --
Mortgage-backed securities...........   231     162     167       180       177       861       1,778        1,811
  Average interest rate..............   7.1%    7.3%    7.4%      7.3%      7.4%      7.4%         --           --
                                       ----    ----    ----    ------    ------    ------     -------      -------
Total................................  $776    $893    $697    $  958    $  880    $7,771     $11,975      $12,600
                                       ====    ====    ====    ======    ======    ======     =======      =======

     The Corporation and its property and casualty subsidiaries have consistently invested in high quality marketable securities. As a result, we believe that we have minimal credit quality risk. Taxable bonds in our domestic portfolio comprise U.S. Treasury, government agency, mortgage-backed and corporate securities. During 1998, to increase our investment returns, we shifted a portion of the taxable portfolio from government agency mortgage-backed securities and lower yielding U.S. Treasury securities to commercial mortgage-backed securities and corporate bonds. Approximately 60% of taxable bonds are issued by the U.S. Treasury or U.S. government agencies or rated AA or better by Moody's or Standard and Poor's. Of the tax-exempt bonds, approximately 90% are rated AA or better with more than half rated AAA. Only 1% of our bond portfolio is below investment grade. Taxable bonds have an average maturity of 7 years while tax-exempt bonds mature on average in 9 years.

     Prepayment risk refers to the changes in prepayment patterns related to decreases and increases in interest rates that can either shorten or lengthen the expected timing of the principal repayments and thus the average life and the effective yield of a security. Such risk exists primarily within our portfolio of mortgage-backed securities. We monitor such risk regularly and invest primarily in those classes of mortgage-backed securities that are less subject to prepayment risk.

     Mortgage-backed securities comprised 40% of our taxable bond portfolio at both year-end 1998 and 1997. About 40% of our mortgage-backed securities holdings at December 31, 1998 related to residential mortgages consisting of government agency pass-through securities, government agency collateralized mortgage obligations (CMOs) and AAA rated non-agency CMOs backed by government agency collateral or single family home mortgages. The majority of the CMOs are actively traded in liquid markets and market value information is readily available from broker/dealers. An additional 40% of our mortgage-backed securities were call protected AAA rated commercial securities. The remaining mortgage-backed holdings were all investment grade commercial mortgage-backed securities.

     Foreign currency risk is the sensitivity to foreign exchange rate fluctuations of the market value and investment income related to foreign currency denominated financial instruments. The functional currency of our foreign operations is generally the currency of the local operating environment since their business is primarily transacted in such local currency. We reduce the risks relating to currency fluctuations by maintaining investments in those foreign currencies in which we have unpaid claims and other liabilities. Such investments have characteristics similar to our liabilities in those currencies. At December 31, 1998, the property and casualty subsidiaries held foreign investments of $1.2 billion supporting their international operations. Such foreign investments have quality and maturity characteristics similar to our domestic portfolio. The principal currencies creating foreign exchange rate risk for the property and casualty subsidiaries are the Canadian dollar and the British pound sterling. The table below provides information about those fixed maturity investments included in the table on page 28 that are denominated in these two currencies. The table presents cash flows of principal amounts in U.S. dollar equivalents by expected maturity dates at December 31, 1998 and 1997. Actual cash flows could differ from the expected amounts.

                 FOREIGN CURRENCY DENOMINATED FIXED MATURITIES
                    EXPECTED CASH FLOWS OF PRINCIPAL AMOUNTS

                                                                   AT DECEMBER 31, 1998
                                             -----------------------------------------------------------------
                                                                                                 TOTAL
                                                                                         ---------------------
                                                                                                     ESTIMATED
                                                                                THERE-   AMORTIZED    MARKET
                                             1999   2000   2001   2002   2003   AFTER      COST        VALUE
                                             ----   ----   ----   ----   ----   ------   ---------   ---------
                                                                       (IN MILLIONS)
    Canadian dollar........................   $5    $31    $39    $40    $46     $151      $312        $343
    British pound sterling.................   --     24     21     39     32      140       256         284

                                                                   AT DECEMBER 31, 1997
                                             -----------------------------------------------------------------
                                                                                                 TOTAL
                                                                                         ---------------------
                                                                                                     ESTIMATED
                                                                                THERE-   AMORTIZED    MARKET
                                             1998   1999   2000   2001   2002   AFTER      COST        VALUE
                                             ----   ----   ----   ----   ----   ------   ---------   ---------
                                                                       (IN MILLIONS)
    Canadian dollar........................   $--   $ 6    $16    $47    $43     $195      $307        $337
    British pound sterling.................    --    --     19     23      5      175       222         229

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

     The team performed an inventory and assessment of our mainframe systems to determine which must be retired, renovated or rewritten as a result of Year 2000 issues. As of December 31, 1998, we completed remediation and testing procedures on 95% of our mainframe IT systems, including all mission critical systems except one. We expect to complete the remediation and testing of all remaining systems by June 1999.

     We have also completed an inventory and assessment of all our personal computers, servers and other non-mainframe computers. We expect that all such computers and related software will be Year 2000 ready by the third quarter of 1999. We have also assessed our non-IT systems and believe that the failure of any of these systems would have minimal impact on our operations.

     The Corporation and its subsidiaries have interaction with many third parties, including producers, reinsurers, financial institutions, vendors, suppliers and others. We have initiated contact with these parties regarding their plans for Year 2000 readiness. We are in the process of evaluating the responses and following up with those parties from whom we have received no response. The information obtained will be used to develop business contingency plans to address any mission critical operations that may be adversely impacted by the noncompliance of a third party with whom we interact. We have electronic data interchanges with some third parties. We are physically testing such interchanges for Year 2000 compliance. We expect that such testing will be completed by June 1999.

     We have identified those third parties that are critical to our operations and are assessing risks with respect to the potential failure of such parties to be Year 2000 ready. However, we do not have control over these third parties and are unable to determine whether all such third parties will address the Year 2000 issue successfully, including third parties located outside the United States where it is believed that Year 2000 remediation efforts in general may be less advanced. Management cannot determine the effect on the Corporation's future operating results of the failure of third parties to be Year 2000 ready.

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

     We believe that we are taking the necessary measures to address Year 2000 issues that may arise and that our internal systems will be compliant. Notwithstanding such efforts, significant Year 2000 problems could arise. In particular, the prolonged failure of power and telecommunications systems could have a material adverse effect on our operations. Similarly, Year 2000 related difficulties experienced by our producers or financial institutions have the potential to materially disrupt our business. Given the uncertain nature of Year 2000 problems that may arise, management cannot determine at this time whether the consequences of Year 2000 related problems will have a material impact on the Corporation's financial position or results of operations.

     The Year 2000 team has included employees of the Corporation and software consultants. A portion of the remediation effort has been accomplished by redirecting existing systems resources to the Year 2000 effort. However, we do not believe that this has had a significant adverse effect on other systems initiatives.

     We expect that the cost to address the Year 2000 IT systems issue, including compensation of employees and the cost of consultants, will approximate $36 million. Approximately $30 million was incurred as of December 31, 1998, of which $14 million was incurred in 1998. These amounts do not include the cost of computer equipment purchased to replace equipment that would have been upgraded in the normal course of business, but not necessarily prior to January 2000.

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

THE EURO

     On January 1, 1999, eleven of the fifteen member countries of the European Economic and Monetary Union adopted the euro as their common currency, at which time the rates of conversion between the euro and the participating national currencies were fixed. The euro will be introduced gradually over a period of three years. During this transition period, business in the participating countries will be conducted in the euro or the national currency. Once the national currencies are phased out, the euro will be the sole legal currency in these countries.

     We have identified the systems and operational issues related to the impact of the adoption of the euro on our European property and casualty operations. We were prepared to transact euro denominated business as of January 1, 1999. We will address additional systems issues over the three year transition period. The adoption of the euro is not expected to have a material effect on the Corporation's financial position or results of operations.

CAPITAL RESOURCES

     In February 1994, the Board of Directors authorized the repurchase of up to 10,000,000 shares of common stock. Through March 1997, the Corporation had repurchased 6,851,600 shares under the 1994 share repurchase authorization. In March 1997, the Board of Directors replaced the 1994 authorization with a new authorization to repurchase up to 17,500,000 shares of common stock. On July 24, 1998, the Board of Directors authorized the repurchase of up to an additional 12,500,000 shares. Through December 31, 1998, the Corporation had repurchased 17,994,900 shares under the 1997 and 1998 authorizations. As of December 31, 1998, 12,005,100 shares remained under the current share repurchase authorizations. In the aggregate, the Corporation repurchased 8,203,000 shares in open-market transactions in 1998 at a cost of $609 million, 12,940,500 shares in 1997 at a cost of $828 million and 1,700,000 shares in 1996 at a cost of $83 million.

     The Corporation filed a shelf registration statement which the Securities and Exchange Commission declared effective in September 1998, under which up to $600 million of various types of securities may be issued by the Corporation or Chubb Capital. No securities have been issued under this registration statement.

     In August 1998, the Corporation sold $300 million of unsecured 6.15% notes due in 2005 and $100 million of unsecured 6.60% debentures due in 2018 under a previously filed shelf registration. The proceeds were used for general corporate purposes, which included the repurchase of shares of our common stock.

     The Corporation also has outstanding $30 million of unsecured 8 3/4% notes due in 1999. Chubb Capital has outstanding $100 million of 6 7/8% notes due in 2003. The Chubb Capital notes are unsecured and are guaranteed by the Corporation.

     In July 1997, the Corporation entered into two credit agreements with a group of banks that provide for unsecured borrowings of up to $500 million in the aggregate. The $200 million short term revolving credit facility, which terminated on July 10, 1998, was extended to July 7, 1999, and may be renewed or replaced. The $300 million medium term revolving credit facility terminates on July 11, 2002. On the respective termination dates, any loans then outstanding become payable. There have been no borrowings under these agreements. These facilities are available for general corporate purposes and to support Chubb Capital's commercial paper borrowing arrangement.

PENDING TRANSACTIONS

     On February 8, 1999, the Corporation announced that it entered into a definitive merger agreement under which it would acquire Executive Risk Inc. Executive Risk is a specialty insurance company offering directors and officers, errors and omissions and professional liability coverages. Executive Risk's gross and net written premiums for 1998 were approximately $500 million and $280 million, respectively.

     The acquisition will be accounted for using the purchase method of accounting. The agreement provides that Executive Risk shareholders will receive
1.235 shares of the Corporation's common stock for each outstanding common share of Executive Risk. The agreement contemplates that approximately 13,730,000 shares of common stock of the Corporation will be issued to Executive Risk shareholders and approximately 2,300,000 shares of common stock of the Corporation will be reserved for issuance upon exercise of Executive Risk stock options. The total value of the transaction is expected to be approximately $850 million. Completion of the acquisition is subject to approval by Executive Risk shareholders and various regulatory authorities. Closing is expected in the second quarter of 1999.

     The Corporation has agreed to purchase a 27% interest in Hiscox plc, a leading U.K. personal and commercial specialty insurer, for approximately $140 million. Closing of this transaction is subject to regulatory approvals which are pending.

CHANGES IN ACCOUNTING PRINCIPLES

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This SOP requires that certain costs incurred to develop or obtain computer software for internal use should be capitalized and amortized over the software's expected useful life. Currently, we expense all development costs of internal use computer software. SOP 98-1 is effective for the Corporation on January 1, 1999 and is to be applied prospectively. The adoption of SOP 98-1 will increase the Corporation's net income in 1999 by an amount that has not yet been quantified. The effect on net income will decrease in future years as the new method of accounting is phased in.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quantitative and qualitative disclosures about market risk are included in
Item 7, pages 27 through 29 of this report.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated financial statements of the Corporation at December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998 and the Report of Independent Auditors thereon and the Corporation's unaudited quarterly financial data for the two-year period ended December 31, 1998 are incorporated by reference from the Corporation's 1998 Annual Report to Shareholders, pages 40 through 64.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the Corporation's Directors is incorporated by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders on April 27, 1999, pages 2 through 4. Information regarding the executive officers is included in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders on April 27, 1999, pages 8 through 19 other than the Performance Graphs and the Organization and Compensation Committee Report appearing on pages 13 through 17.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders on April 27, 1999, pages 5 through 6.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders on April 27, 1999, page 20.

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

          The Registrant filed a current report on Form 8-K dated December 17, 1998 with respect to the fact that on December 11, 1998 the Board of Directors of the Registrant adopted amendments and additions to the by-laws of the Registrant.

          The Registrant filed a current report on Form 8-K dated January 19, 1999 with respect to the announcement on January 18, 1999 of its preliminary financial results for the quarter and year ended December 31, 1998.

          The Registrant filed a current report on Form 8-K dated February 6, 1999 with respect to the announcement on February 8, 1999 that the Registrant entered into a definitive merger agreement under which the Registrant will acquire Executive Risk Inc.

          The Registrant filed a current report on Form 8-K dated March 12, 1999 with respect to the announcement on March 12, 1999 that the Registrant had adopted a new shareholder rights plan, replacing the Registrant's existing plan, which was due to expire on June 12, 1999.

     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 33-29185 (filed June 7, 1989), 33-30020 (filed July 18, 1989), 33-49230
(filed July 2, 1992), 33-49232 (filed July 2, 1992), 333-09273 (filed July 31,
1996), 333-09275 (filed July 31, 1996), 333-58157 (filed June 30, 1998) and
333-67347 (filed November 16, 1998):

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

                                          THE CHUBB CORPORATION
                                            (REGISTRANT)
March 12, 1999

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

                     SIGNATURE                                       TITLE                        DATE
                /s/ DEAN R. O'HARE                       Chairman, Chief                     March 12, 1999
---------------------------------------------------        Executive Officer and
                 (DEAN R. O'HARE)                          Director

                 /s/ ZOE E. BAIRD                        Director                            March 12, 1999
---------------------------------------------------
                  (ZOE E. BAIRD)

                 /s/ JOHN C. BECK                        Director                            March 12, 1999
---------------------------------------------------
                  (JOHN C. BECK)

                /s/ SHEILA P. BURKE                      Director                            March 12, 1999
---------------------------------------------------
                 (SHEILA P. BURKE)

                                                         Director                            March 12, 1999
---------------------------------------------------
               (JAMES I. CASH, JR.)

               /s/ PERCY CHUBB, III                      Director                            March 12, 1999
---------------------------------------------------
                (PERCY CHUBB, III)

                 /s/ JOEL J. COHEN                       Director                            March 12, 1999
---------------------------------------------------
                  (JOEL J. COHEN)

              /s/ JAMES M. CORNELIUS                     Director                            March 12, 1999
---------------------------------------------------
               (JAMES M. CORNELIUS)

                 /s/ DAVID H. HOAG                       Director                            March 12, 1999
---------------------------------------------------
                  (DAVID H. HOAG)

                     SIGNATURE                                       TITLE                        DATE
                                                         Director                            March 12, 1999
---------------------------------------------------
                (THOMAS C. MACAVOY)

               /s/ WARREN B. RUDMAN                      Director                            March 12, 1999
---------------------------------------------------
                (WARREN B. RUDMAN)

               /s/ DAVID G. SCHOLEY                      Director                            March 12, 1999
---------------------------------------------------
                (DAVID G. SCHOLEY)

                                                         Director                            March 12, 1999
---------------------------------------------------
               (RAYMOND G.H. SEITZ)

               /s/ LAWRENCE M. SMALL                     Director                            March 12, 1999
---------------------------------------------------
                (LAWRENCE M. SMALL)

              /s/ JAMES M. ZIMMERMAN                     Director                            March 12, 1999
---------------------------------------------------
               (JAMES M. ZIMMERMAN)

                /s/ DAVID B. KELSO                       Executive Vice President and        March 12, 1999
---------------------------------------------------        Chief Financial Officer
                 (DAVID B. KELSO)

                /s/ HENRY B. SCHRAM                      Senior Vice President and           March 12, 1999
---------------------------------------------------        Chief Accounting Officer
                 (HENRY B. SCHRAM)

                             THE CHUBB CORPORATION

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                   COVERED BY REPORT OF INDEPENDENT AUDITORS

                                  (ITEM 14(A))

                                                              ANNUAL REPORT TO
                                                                SHAREHOLDERS      FORM 10-K
                                                                    PAGE             PAGE
                                                              ----------------    ---------
Report of Independent Auditors                                       63               --
Consolidated Balance Sheets at December 31, 1998 and 1997            41               --
Consolidated Statements of Income for the Years Ended
  December 31, 1998, 1997 and 1996                                   40               --
Consolidated Statements of Shareholders' Equity for the
  Years Ended December 31, 1998, 1997 and 1996                       42               --
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998, 1997 and 1996                                   43               --
Consolidated Statements of Comprehensive Income for the
  Years Ended December 31, 1998, 1997, and 1996                      43               --
Notes to Consolidated Financial Statements                           44               --
Supplementary Information (unaudited)
     Quarterly Financial Data                                        64               --
Schedules:
      I --  Consolidated Summary of Investments -- Other
              than Investments in Related Parties at
              December 31, 1998                                      --               39
     II --  Condensed Financial Information of Registrant at
              December 31, 1998 and 1997 and for the Years
              Ended December 31, 1998, 1997 and 1996                 --               40
    III --  Consolidated Supplementary Insurance Information
              at and for the Years Ended December 31, 1998,
              1997 and 1996                                          --               43
     IV --  Consolidated Reinsurance for the Years Ended
              December 31, 1998, 1997 and 1996                       --               44
     VI --  Consolidated Supplementary Property and Casualty
              Insurance Information for the Years Ended
              December 31, 1998, 1997 and 1996                       --               44

     All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

     The consolidated financial statements and supplementary information listed in the above index, which are included in the Annual Report to Shareholders of The Chubb Corporation for the year ended December 31, 1998, are hereby incorporated by reference.

                        CONSENT OF INDEPENDENT AUDITORS

     We consent to the incorporation by reference in this Annual Report (Form 10-K) of The Chubb Corporation of our report dated February 24, 1999, except for
Note 20(c), as to which the date is March 12, 1999, included in the 1998 Annual Report to Shareholders of The Chubb Corporation.

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

     We also consent to the incorporation by reference in the Registration Statements (Form S-3: No. 333-63175, No. 333-67445 and Form S-8: No. 33-29185,
No. 33-30020, No. 33-49230, No. 33-49232, No. 333-09273, No. 333-09275, No.
333-58157 and No. 333-67347) of our report dated February 24, 1999, except for
Note 20(c), as to which the date is March 12, 1999, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedules included in this Annual Report (Form 10-K) of The Chubb Corporation.

                                               /s/ ERNST & YOUNG LLP
New York, New York

March 26, 1999

                             THE CHUBB CORPORATION

                                   SCHEDULE I

CONSOLIDATED SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENTS IN RELATED PARTIES

                                 (IN MILLIONS)

                               DECEMBER 31, 1998

                                                                                       AMOUNT
                                                                                      AT WHICH
                                                          COST OR                     SHOWN IN
                                                         AMORTIZED      MARKET           THE
                  TYPE OF INVESTMENT                       COST          VALUE      BALANCE SHEET
Short term investments................................   $   344.2     $   344.2      $   344.2
                                                         ---------     ---------      ---------
Fixed maturities
  Bonds
     United States Government and government agencies
       and authorities................................       944.3         960.2          958.1
     States, municipalities and political
       subdivisions...................................     8,466.5       9,028.2        8,892.3
     Foreign..........................................     1,118.3       1,202.1        1,202.1
     Public utilities.................................       340.9         357.7          357.7
     All other corporate bonds........................     1,830.2       1,835.5        1,835.5
                                                         ---------     ---------      ---------
               Total bonds............................    12,700.2      13,383.7       13,245.7
  Redeemable preferred stocks.........................        70.3          73.2           73.2
                                                         ---------     ---------      ---------
               Total fixed maturities.................    12,770.5      13,456.9       13,318.9
                                                         ---------     ---------      ---------
Equity securities
  Common stocks
     Public utilities.................................        18.5          24.3           24.3
     Banks, trusts and insurance companies............        68.6          82.1           82.1
     Industrial, miscellaneous and other..............       831.7         911.6          911.6
                                                         ---------     ---------      ---------
               Total common stocks....................       918.8       1,018.0        1,018.0
  Non-redeemable preferred stocks.....................        83.8          74.2           74.2
                                                         ---------     ---------      ---------
               Total equity securities................     1,002.6       1,092.2        1,092.2
                                                         ---------     ---------      ---------
               Total invested assets..................   $14,117.3     $14,893.3      $14,755.3
                                                         =========     =========      =========

                             THE CHUBB CORPORATION

                                  SCHEDULE II

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                     BALANCE SHEETS -- PARENT COMPANY ONLY

                                 (IN MILLIONS)

                                  DECEMBER 31

                                                                   1998          1997
                                                                   ----          ----
Assets
  Invested Assets
     Short Term Investments.................................     $   98.2      $  420.8
     Taxable Fixed Maturities -- Available-for-Sale (cost
      $377.3 and $330.8)....................................        357.9         334.9
     Equity Securities (cost $114.2 and $66.4)..............        129.5          83.6
                                                                 --------      --------
          TOTAL INVESTED ASSETS.............................        585.6         839.3
  Cash......................................................           --            .6
  Investment in Consolidated Subsidiaries...................      5,191.9       4,779.6
  Receivable from Consolidated Subsidiary...................        208.1          76.9
  Other Assets..............................................        189.3         154.5
                                                                 --------      --------
          TOTAL ASSETS......................................     $6,174.9      $5,850.9
                                                                 ========      ========
Liabilities
  Long Term Debt............................................     $  430.0      $   60.0
  Dividend Payable to Shareholders..........................         50.3          49.0
  Deferred Income Tax.......................................          6.6          39.5
  Accrued Expenses and Other Liabilities....................         43.9          45.3
                                                                 --------      --------
          TOTAL LIABILITIES.................................        530.8         193.8
                                                                 --------      --------
Shareholders' Equity
  Preferred Stock -- Authorized 4,000,000 Shares;
     $1 Par Value; Issued -- None...........................           --            --
  Common Stock -- Authorized 600,000,000 Shares;
     $1 Par Value; Issued 175,989,202 and 176,037,850
     Shares.................................................        176.0         176.0
  Paid-In Surplus...........................................        546.7         593.0
  Retained Earnings.........................................      5,604.0       5,101.7
  Unrealized Appreciation of Investments, Net of Tax........        414.7         400.1
  Foreign Currency Translation Losses, Net of Tax...........        (36.0)        (25.7)
  Receivable from Employee Stock Ownership Plan.............        (86.3)        (96.7)
  Treasury Stock, at Cost -- 13,722,376 and 7,320,410
     Shares.................................................       (975.0)       (491.3)
                                                                 --------      --------
          TOTAL SHAREHOLDERS' EQUITY........................      5,644.1       5,657.1
                                                                 --------      --------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........     $6,174.9      $5,850.9
                                                                 ========      ========

     The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Corporation's 1998 Annual Report to Shareholders.

                             THE CHUBB CORPORATION

                                  SCHEDULE II

                                  (CONTINUED)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                  STATEMENTS OF INCOME -- PARENT COMPANY ONLY

                                 (IN MILLIONS)

                            YEARS ENDED DECEMBER 31

                                                               1998        1997        1996
                                                               ----        ----        ----
Investment Income...........................................  $ 46.2      $ 71.8      $ 41.5

Realized Investment Gains...................................    23.0        13.2        12.8

Investment Expenses.........................................    (2.1)       (1.8)       (2.0)

Corporate Expenses..........................................   (27.7)      (34.9)      (33.4)
                                                              ------      ------      ------
                                                                39.4        48.3        18.9

Federal and Foreign Income Tax..............................     3.9        44.0          .1
                                                              ------      ------      ------
                                                                35.5         4.3        18.8

Equity in Income from Continuing Operations of Consolidated
  Subsidiaries..............................................   671.5       765.2       467.4
                                                              ------      ------      ------
     INCOME FROM CONTINUING OPERATIONS......................   707.0       769.5       486.2

Equity in Income from Discontinued Operations...............      --          --        26.5
                                                              ------      ------      ------
     NET INCOME.............................................  $707.0      $769.5      $512.7
                                                              ======      ======      ======

     The Corporation and its domestic subsidiaries file a consolidated federal income tax return. The Corporation's federal income tax represents its allocation of federal income tax under the Corporation's tax allocation agreements with its subsidiaries.

     The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Corporation's 1998 Annual Report to Shareholders.

                             THE CHUBB CORPORATION

                                  SCHEDULE II

                                  (CONTINUED)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                STATEMENTS OF CASH FLOWS -- PARENT COMPANY ONLY

                                 (IN MILLIONS)

                            YEARS ENDED DECEMBER 31

                                                               1998       1997       1996
                                                               ----       ----       ----
Cash Flows from Operating Activities
  Net Income................................................  $ 707.0    $ 769.5    $ 512.7
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities
     Equity in Income of Continuing Operations of
       Consolidated Subsidiaries............................   (671.5)    (765.2)    (467.4)
     Equity in Income from Discontinued Operations..........       --         --      (26.5)
     Realized Investment Gains..............................    (23.0)     (13.2)     (12.8)
     Other, Net.............................................    (31.6)      16.9      (12.7)
                                                              -------    -------    -------
       NET CASH PROVIDED BY (USED IN)
          OPERATING ACTIVITIES..............................    (19.1)       8.0       (6.7)
                                                              -------    -------    -------
Cash Flows from Investing Activities
  Proceeds from Sales of Fixed Maturities...................     70.6      600.1      237.7
  Proceeds from Maturities of Fixed Maturities..............     94.5       49.1      104.9
  Proceeds from Sales of Equity Securities..................     97.9       89.7       17.3
  Proceeds from Sale of Discontinued Operations, Net........       --      861.2         --
  Purchases of Fixed Maturities.............................   (213.5)    (606.3)    (398.0)
  Purchases of Equity Securities............................   (122.7)     (84.0)     (16.1)
  Decrease (Increase) in Short Term Investments, Net........    322.6     (411.1)      53.0
  Dividends Received from Consolidated Subsidiaries.........    280.0      280.0      275.2
  Other, Net................................................    (25.1)      19.6      (23.4)
                                                              -------    -------    -------
       NET CASH PROVIDED BY INVESTING ACTIVITIES............    504.3      798.3      250.6
                                                              -------    -------    -------
Cash Flows from Financing Activities
  Proceeds from Exercise of Stock Option by Subsidiary......       --      249.3(a)      --
  Proceeds from Issuance of Long Term Debt..................    400.0         --         --
  Repayment of Long Term Debt...............................    (30.0)     (30.0)     (30.0)
  Dividends Paid to Shareholders............................   (203.4)    (196.5)    (184.2)
  Repurchase of Shares......................................   (608.5)    (827.9)     (82.5)
  Increase in Receivable from Consolidated Subsidiary.......   (131.2)     (61.0)      (1.8)
  Other, Net................................................     87.3       60.4       54.5
                                                              -------    -------    -------
       NET CASH USED IN FINANCING ACTIVITIES................   (485.8)    (805.7)    (244.0)
                                                              -------    -------    -------
Net Increase (Decrease) in Cash.............................      (.6)        .6        (.1)
Cash at Beginning of Year...................................       .6         --         .1
                                                              -------    -------    -------
       CASH AT END OF YEAR..................................  $    --    $    .6    $    --
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

     The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Corporation's 1998 Annual Report to Shareholders.

                             THE CHUBB CORPORATION

                                  SCHEDULE III

                CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION

                                 (IN MILLIONS)

                                                                    DECEMBER 31                    YEAR ENDED DECEMBER 31
                                                         ----------------------------------   ---------------------------------

                                                          DEFERRED
                                                           POLICY                                           NET
                                                         ACQUISITION    UNPAID     UNEARNED   PREMIUMS   INVESTMENT   INSURANCE
                        SEGMENT                             COSTS       CLAIMS     PREMIUMS    EARNED      INCOME      CLAIMS
                        -------                          -----------   ---------   --------   --------   ----------   ---------
1998
  Property and Casualty Insurance
    Personal...........................................    $186.1      $   688.9   $  704.4   $1,304.3                $  681.8
    Standard Commercial................................     258.5        5,686.4    1,011.6    1,980.6                 1,631.7
    Specialty Commercial...............................     284.1        3,981.2    1,199.7    2,018.9                 1,180.2
    Investments........................................                                                    $748.9*
                                                           ------      ---------   --------   --------     ------     --------
                                                           $728.7      $10,356.5   $2,915.7   $5,303.8     $748.9     $3,493.7
                                                           ======      =========   ========   ========     ======     ========
1997
  Property and Casualty Insurance
    Personal...........................................    $174.5      $   675.5   $  644.7   $1,188.1                $  595.5
    Standard Commercial................................     249.2        5,328.1      984.6    1,906.1                 1,534.8
    Specialty Commercial...............................     253.2        3,768.9    1,067.3    1,968.3                 1,111.3
    Reinsurance Assumed................................                                           94.9                    65.4
    Investments........................................                                                    $711.2*
                                                           ------      ---------   --------   --------     ------     --------
                                                           $676.9      $ 9,772.5   $2,696.6   $5,157.4     $711.2     $3,307.0
                                                           ======      =========   ========   ========     ======     ========
1996
  Property and Casualty Insurance
    Personal...........................................    $146.1      $   688.5   $  591.9   $  969.7                $  570.5
    Standard Commercial................................     209.5        4,950.7      933.7    1,642.5                 1,329.7
    Specialty Commercial...............................     215.7        3,702.1      993.1    1,673.1                   922.9
    Reinsurance Assumed................................      29.9          182.4       98.8      284.0                   187.7
    Investments........................................                                                    $646.1*
                                                           ------      ---------   --------   --------     ------     --------
                                                           $601.2      $ 9,523.7   $2,617.5   $4,569.3     $646.1     $3,010.8
                                                           ======      =========   ========   ========     ======     ========

                                                               YEAR ENDED DECEMBER 31
                                                         -----------------------------------
                                                         AMORTIZATION     OTHER
                                                         OF DEFERRED    INSURANCE
                                                            POLICY      OPERATING
                                                         ACQUISITION    COSTS AND   PREMIUMS
                        SEGMENT                             COSTS       EXPENSES    WRITTEN
                        -------                          ------------   ---------   --------
1998
  Property and Casualty Insurance
    Personal...........................................   $   370.1      $ 77.0     $1,364.7
    Standard Commercial................................       554.0       151.9      2,005.8
    Specialty Commercial...............................       540.2       140.9      2,133.0
    Investments........................................
                                                          ---------      ------     --------
                                                          $ 1,464.3      $369.8     $5,503.5
                                                          =========      ======     ========
1997
  Property and Casualty Insurance
    Personal...........................................   $   340.3      $ 68.2     $1,306.4
    Standard Commercial................................       515.6       137.2      2,026.1
    Specialty Commercial...............................       505.5       125.4      2,119.3
    Reinsurance Assumed................................        41.2                     (3.8)
    Investments........................................
                                                          ---------      ------     --------
                                                          $ 1,402.6      $330.8     $5,448.0
                                                          =========      ======     ========
1996
  Property and Casualty Insurance
    Personal...........................................   $   273.5      $ 58.5     $1,039.2
    Standard Commercial................................       412.5       130.9      1,732.7
    Specialty Commercial...............................       437.0       100.8      1,799.4
    Reinsurance Assumed................................       115.0                    202.5
    Investments........................................
                                                          ---------      ------     --------
                                                          $ 1,238.0      $290.2     $4,773.8
                                                          =========      ======     ========

---------------

 * Property and casualty assets are available for payment of claims and expenses for all classes of business; therefore, such assets and the related investment income have not been allocated to the underwriting segments.

                             THE CHUBB CORPORATION

                                  SCHEDULE IV

                            CONSOLIDATED REINSURANCE

                                 (IN MILLIONS)

                            YEARS ENDED DECEMBER 31

                                               PROPERTY AND CASUALTY INSURANCE PREMIUMS EARNED
                                               -----------------------------------------------   PERCENTAGE OF
                                                             CEDED       ASSUMED                    AMOUNT
                                                DIRECT     TO OTHER    FROM OTHER       NET         ASSUMED
                                                AMOUNT     COMPANIES    COMPANIES     AMOUNT        TO NET
                                                ------     ---------   ----------     ------     -------------
1998.........................................  $5,624.7    $  461.5      $140.6      $5,303.8         2.7
                                               ========    ========      ======      ========
1997.........................................  $5,315.8    $  450.8      $292.4      $5,157.4         5.7
                                               ========    ========      ======      ========
1996.........................................  $5,023.5    $  987.2      $533.0      $4,569.3        11.7
                                               ========    ========      ======      ========

                             THE CHUBB CORPORATION

                                  SCHEDULE VI

     CONSOLIDATED SUPPLEMENTARY PROPERTY AND CASUALTY INSURANCE INFORMATION

                                 (IN MILLIONS)

                            YEARS ENDED DECEMBER 31

                                                          CLAIMS AND CLAIM
                                                             ADJUSTMENT
                                                         EXPENSES INCURRED
                                                             RELATED TO
                                                       ----------------------       PAID CLAIMS AND
                                                       CURRENT        PRIOR         CLAIM ADJUSTMENT
                                                         YEAR         YEARS             EXPENSES
                                                       --------      --------       ----------------
1998.................................................  $3,712.1      $(218.4)           $3,008.4
                                                       ========      =======            ========
1997.................................................  $3,372.3      $ (65.3)           $2,498.3
                                                       ========      =======            ========
1996.................................................  $3,053.6      $ (42.8)           $2,869.4
                                                       ========      =======            ========

                             THE CHUBB CORPORATION

                                    EXHIBITS

                                  (ITEM 14(A))

                                                  DESCRIPTION
            (2)       --  Plan of acquisition, reorganization, arrangement,
                            liquidation or succession
                          Stock Purchase Agreement dated as of February 23, 1997
                            between Jefferson-Pilot Corporation and the registrant
                            incorporated by reference to Exhibit 2.1 of the
                            registrant's Report to the Securities and Exchange
                            Commission on Form 10-Q for the three months ended March
                            31, 1997. (Confidential treatment granted with respect to
                            certain portions thereof.)
                          Agreement and Plan of Merger dated as of February 6, 1999
                            among Executive Risk Inc., the registrant and Excalibur
                            Acquisition, Inc. incorporated by reference to Exhibit
                            (99.2) of the registrant's Report to the Securities and
                            Exchange Commission on Form 8-K dated February 6, 1999.
            (3)       --  Articles of Incorporation and By-Laws
                          Restated Certificate of Incorporation. Incorporated by
                            reference to Exhibit (3) of the registrant's Report to the
                            Securities and Exchange Commission on Form 10-Q for the
                            six months ended June 30, 1996.
                          Certificate of Amendment to the Restated Certificate of
                            Incorporation filed herewith.
                          Certificate of Correction of Certificate of Amendment to the
                            Restated Certificate of Incorporation filed herewith.
                          Restated By-Laws. Incorporated by reference to Exhibit (1)
                            of the registrant's Report to the Securities and Exchange
                            Commission on Form 8-K dated December 17, 1998.
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

                                                  DESCRIPTION
                          The Chubb Corporation Producer Stock Incentive Program
                            incorporated by reference to Exhibit (4.3) of the
                            registrant's Report to the Securities and Exchange
                            Commission on Amendment No. 2 to Form S-3 No. 333-67445
                            dated January 25, 1999.
                          Executive Compensation Plans and Arrangements.
                            The Chubb Corporation Annual Incentive Compensation Plan
                               (1996) incorporated by reference to Exhibit A of the
                               registrant's definitive proxy statement for the Annual
                               Meeting of Shareholders held on April 23, 1996.
                            The Chubb Corporation Long-Term Stock Incentive Plan
                               (1996), as amended, filed herewith.
                            The Chubb Corporation Stock Option Plan for Non-Employee
                               Directors (1996), as amended, filed herewith.
                            The Chubb Corporation Long-Term Stock Incentive Plan
                               (1992), as amended, filed herewith.
                            The Chubb Corporation Stock Option Plan for Non-Employee
                               Directors (1992), as amended, filed herewith.
                            The Chubb Corporation Deferred Compensation Plan for
                               Directors, as amended, filed herewith.
                            The Chubb Corporation Executive Deferred Compensation Plan
                               filed herewith.
                            Executive Severance Agreements and their amendments
                               incorporated by reference to Exhibit (10) of the
                               registrant's Report to the Securities and Exchange
                               Commission on Form 10-K for the year ended December 31,
                               1994.
                            Executive Severance Agreement incorporated by reference to
                               Exhibit (10) of the registrant's Report to the
                               Securities and Exchange Commission on Form 10-K for the
                               year ended December 31, 1995.
                            Executive Severance Agreements incorporated by reference
                               to Exhibit (10) of the registrant's Report to the
                               Securities and Exchange Commission on Form 10-K for the
                               year ended December 31, 1997.
                            Executive Severance Agreement filed herewith.
                            Contract for consulting and advisory services with Percy
                               Chubb III, a director of the registrant, incorporated
                               by reference to Exhibit (10) of the registrant's Report
                               to the Securities and Exchange Commission on Form 10-K
                               for the year ended December 31, 1996.
              (11)    --  Computation of earnings per share incorporated by reference from Note (17) of the notes to consolidated financial
                            statements of the 1998 Annual Report to Shareholders.
              (13)    --  Pages 15, 16, and 38 through 65 of the 1998 Annual Report to
                            Shareholders.
              (21)    --  Subsidiaries of the registrant filed herewith.
              (23)    --  Consent of Independent Auditors (see page 38 of this
                            report).
              (27)    --  Financial Data Schedule filed herewith.