Form 10-Q
period 1999-03-31
CHUBB CORP
filed 1999-05-14
CIK 20171

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                Washington, D. C.

                                      20549

                                    FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

For the quarterly period ended         March 31, 1999

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


                      YES   X          NO
                          -----           -----

        The number of shares of common stock outstanding as of April 30, 1999 was 161,677,080.

                              THE CHUBB CORPORATION
                                      INDEX



                                                                     Page Number
                                                                     -----------

Part I.   Financial Information:

  Item 1 - Financial Statements:

    Consolidated Balance Sheets as of
     March 31, 1999 and December 31, 1998.........................        1


    Consolidated Statements of Income for the
     Three Months Ended March 31, 1999 and 1998...................        2


    Consolidated Statements of Comprehensive Income
     for the Three Months Ended March 31, 1999 and 1998...........        3


    Consolidated Statements of Cash Flows for the
     Three Months Ended March 31, 1999 and 1998...................        4


    Notes to Consolidated Financial Statements....................        5


  Item  2 - Management's Discussion and Analysis
    of Financial Condition and Results of Operations..............        9


Part II.  Other Information:

  Item 6 - Exhibits and Reports on Form 8-K.......................       17

                              THE CHUBB CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                            Mar. 31,    Dec. 31,
                                                             1999         1998
                                                           ---------   ---------
                                                               (in millions)
Assets

  Invested Assets
    Short Term Investments...............................  $   541.7   $   344.2
    Fixed Maturities
      Held-to-Maturity - Tax Exempt (market $2,068.9
       and $2,140.2).....................................    1,940.8     2,002.2
      Available-for-Sale
       Tax Exempt (cost $6,830.3 and $6,509.3)...........    7,216.8     6,935.1
       Taxable (cost $4,153.1 and $4,259.0)..............    4,245.8     4,381.6
    Equity Securities (cost $795.6 and $1,002.6).........      830.5     1,092.2
                                                           ---------   ---------

           TOTAL INVESTED ASSETS.........................   14,775.6    14,755.3
  Cash...................................................        9.9         8.3
  Accrued Investment Income..............................      203.5       221.0
  Premiums Receivable....................................    1,210.8     1,199.3
  Reinsurance Recoverable on Unpaid Claims...............    1,266.3     1,306.6
  Prepaid Reinsurance Premiums...........................      126.4       134.6
  Funds Held for Asbestos-Related Settlement.............      605.9       607.4
  Deferred Policy Acquisition Costs......................      733.8       728.7
  Real Estate Assets.....................................      743.3       746.0
  Deferred Income Tax....................................      339.8       320.8
  Other Assets...........................................      956.2       718.0
                                                           ---------   ---------

           TOTAL ASSETS..................................  $20,971.5   $20,746.0
                                                           =========   =========

Liabilities

  Unpaid Claims..........................................  $10,514.9   $10,356.5
  Unearned Premiums......................................    2,933.6     2,915.7
  Long Term Debt.........................................      607.4       607.5
  Dividend Payable to Shareholders.......................       52.1        50.3
  Accrued Expenses and Other Liabilities.................    1,213.5     1,171.9
                                                           ---------   ---------

           TOTAL LIABILITIES.............................   15,321.5    15,101.9
                                                           ---------   ---------

Shareholders' Equity

  Common Stock - $1 Par Value; 175,984,913 and
   175,989,202 Shares....................................      176.0       176.0
  Paid-In Surplus........................................      531.5       546.7
  Retained Earnings......................................    5,738.8     5,604.0
  Accumulated Other Comprehensive Income
   Unrealized Appreciation of Investments, Net of Tax....      334.2       414.7
   Foreign Currency Translation Losses, Net of Tax.......      (31.1)      (36.0)
  Receivable from Employee Stock Ownership Plan..........      (86.3)      (86.3)
  Treasury Stock, at Cost - 14,448,615 and
   13,722,376 Shares.....................................   (1,013.1)     (975.0)
                                                           ---------   ---------

           TOTAL SHAREHOLDERS' EQUITY....................    5,650.0     5,644.1
                                                           ---------   ---------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY....  $20,971.5   $20,746.0
                                                           =========   =========


See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                           THREE MONTHS ENDED MARCH 31


                                                          1999         1998
                                                        --------      --------
                                                             (in millions)
Revenues
  Premiums Earned.....................................  $1,379.8      $1,314.1
  Investment Income...................................     208.9         204.1
  Real Estate.........................................       9.4          24.5
  Realized Investment Gains...........................      31.5          44.6
                                                        --------      --------

         Total Revenues...............................   1,629.6       1,587.3
                                                        --------      --------

Claims and Expenses
  Insurance Claims....................................     908.0         819.5
  Amortization of Deferred Policy Acquisition Costs...     373.7         361.9
  Other Insurance Operating Costs and Expenses........      92.2          87.7
  Real Estate Cost of Sales and Expenses..............      10.3          25.4
  Investment Expenses.................................       5.2           5.3
  Corporate Expenses..................................      13.6           8.2
  Restructuring Charge................................         -          40.0
                                                        --------      --------

         Total Claims and Expenses....................   1,403.0       1,348.0
                                                        --------      --------

Income Before Federal and Foreign Income Tax..........     226.6         239.3
Federal and Foreign Income Tax........................      39.7          47.5
                                                        --------      --------

Net Income............................................  $  186.9      $  191.8
                                                        ========      ========

Average Common Shares Outstanding.....................     161.4         168.3
Average Common and Potentially Dilutive
 Shares Outstanding...................................     163.2         171.9

Net Income Per Share

 Basic................................................     $1.16         $1.14
 Diluted..............................................      1.14          1.12
Dividends Declared Per Share..........................       .32           .31


See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           THREE MONTHS ENDED MARCH 31


                                                         1999          1998
                                                        ------        ------
                                                           (in millions)
Net Income............................................  $186.9        $191.8
                                                        ------        ------

Other Comprehensive Income (Loss)
  Change in Unrealized Appreciation
   of Investments, Net of Tax.........................   (80.5)         23.1
  Foreign Currency Translation
   Gains (Losses), Net of Tax.........................     4.9          (1.8)
                                                        ------        ------
                                                         (75.6)         21.3
                                                        ------        ------

Comprehensive Income..................................  $111.3        $213.1
                                                        ======        ======


See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           THREE MONTHS ENDED MARCH 31

                                                             1999        1998
                                                           -------     ---------
                                                              (in millions)
Cash Flows from Operating Activities
  Net Income.............................................. $ 186.9    $   191.8
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities
    Increase in Unpaid Claims, Net........................   198.7        135.5
    Increase in Unearned Premiums, Net....................    26.1         17.4
    Depreciation..........................................    15.4         16.0
    Realized Investment Gains.............................   (31.5)       (44.6)
    Other, Net............................................   (29.6)       (20.8)
                                                           -------     ---------

  Net Cash Provided by Operating Activities...............   366.0        295.3
                                                           -------     --------

Cash Flows from Investing Activities
  Proceeds from Sales of Fixed Maturities.................   393.2      1,134.6
  Proceeds from Maturities of Fixed Maturities............   205.6        161.6
  Proceeds from Sales of Equity Securities................   435.8        102.6
  Purchases of Fixed Maturities...........................  (752.0)    (1,270.3)
  Purchases of Equity Securities..........................  (204.0)       (88.4)
  Purchase of Interest in Hiscox plc......................  (145.3)           -
  Increase in Short Term Investments, Net.................  (197.5)      (167.4)
  Increase in Net Payable from Security Transactions
   Not Settled............................................    46.0        126.1
  Other, Net..............................................   (23.9)       (21.8)
                                                           -------    ---------
  Net Cash Used in Investing Activities...................  (242.1)       (23.0)
                                                           -------    ---------

Cash Flows from Financing Activities
  Repayment of Long Term Debt.............................     (.4)      (150.2)
  Dividends Paid to Shareholders..........................   (50.3)       (49.0)
  Repurchase of Shares....................................   (75.2)       (89.1)
  Other, Net..............................................     3.6         17.3
                                                           -------    ---------
  Net Cash Used in Financing Activities...................  (122.3)      (271.0)
                                                           --------   ---------

Net Increase in Cash......................................     1.6          1.3

Cash at Beginning of Year.................................     8.3         11.5
                                                           -------    ---------

  Cash at End of Period................................... $   9.9    $    12.8
                                                           =======    =========


See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1)      General

               The amounts included in this report are unaudited but include those adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the 1998 Annual Report to Shareholders.

2)      Adoption of New Accounting Pronouncement

               Effective January 1, 1999, the Corporation adopted Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which was issued by the American Institute of Certified Public Accountants. The SOP requires that certain costs incurred to develop or obtain computer software for internal use should be capitalized and amortized over the software's expected useful life. Prior to 1999, the Corporation expensed all development costs of internal use computer software. The SOP has been applied prospectively. Adoption of SOP 98-1 resulted in an increase to net income of $2.8 million or $.02 per diluted share for the three months ended March 31, 1999.

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

               The net change in unrealized appreciation of investments carried at market value was as follows:

                                                            Three Months Ended
                                                                 March 31
                                                           --------------------
                                                            1999           1998
                                                           -------       ------
                                                                (in millions)
     Change in unrealized appreciation of
      equity securities................................... $ (54.7)      $ 64.5
     Change in unrealized appreciation of
      fixed maturities....................................   (69.2)       (29.0)
                                                           -------       ------
                                                            (123.9)        35.5
     Deferred income tax (credit).........................   (43.4)        12.4
                                                           -------       ------

     Change in unrealized appreciation of
      investments, net.................................... $ (80.5)      $ 23.1
                                                           =======       ======

4)      Restructuring Charge

               In the first quarter of 1998, the Corporation recorded a restructuring charge of $40 million related to the implementation of a cost control initiative. Of the $40 million restructuring charge, $30 million was comprised of accruals for providing enhanced pension benefits and postretirement medical benefits to employees who accepted an early retirement incentive offer and $5 million was severance costs for employees who were terminated. The remainder of the charge was for other expenses such as the cost of outplacement services. The initiative was substantially completed in 1998 with no significant differences from original estimates. The liabilities related to the enhanced pension and postretirement medical benefits were included in the pension and postretirement medical benefits liabilities, which will be reduced as benefit payments are made over time. Of the other restructuring costs, approximately $3 million remained unpaid at March 31, 1999.

5)      Earnings Per Share

               The following table sets forth the computation of basic and diluted earnings per share:

                                                     Three Months Ended
                                                          March 31
                                                   -----------------------
                                                    1999            1998
                                                   ------          ------
                                                       (in millions,
                                                  except per share amounts)
Basic earnings per share:
  Net income.....................................  $186.9          $191.8
                                                   ======          ======

  Weighted average number of common
   shares outstanding............................   161.4           168.3
                                                   ======          ======

  Basic earnings per share.......................  $ 1.16          $ 1.14
                                                   ======          ======

Diluted earnings per share:
  Net income.....................................  $186.9          $191.8
                                                   ======          ======

  Weighted average number of common
   shares outstanding............................   161.4           168.3
  Additional shares from assumed exercise
   of stock-based compensation awards............     1.8             3.6
                                                   ------          ------

  Weighted average number of common shares
   and potential common shares assumed
   outstanding for computing diluted
   earnings per share............................   163.2           171.9
                                                   ======          ======

  Diluted earnings per share.....................  $ 1.14          $ 1.12
                                                   ======          ======

6)      Segment Information

               Effective December 31, 1998, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes new standards for reporting information about operating segments in annual financial statements and requires the reporting of selected segment information in interim reports to shareholders.

               The property and casualty operations include three reportable underwriting segments and the investment function. The underwriting segments are personal, standard commercial and specialty commercial. The personal and commercial segments are managed separately because they target different customers. The commercial business is further distinguished by those classes of business that are generally available in broad markets and are of a more commodity nature (standard) and those classes available in more limited markets that require specialized underwriting and claim settlement (specialty). Standard commercial classes include multiple peril, casualty and workers' compensation and specialty commercial classes include property and marine, executive protection, financial institutions and other commercial classes.

               Revenues and income before income tax of the operating segments were as follows:

                                                    Three Months Ended
                                                         March 31
                                                 -------------------------
                                                   1999            1998
                                                 --------        --------
                                                      (in millions)
Revenues
  Property and casualty insurance
    Premiums earned
      Personal.................................  $  345.1        $  313.4
      Standard commercial......................     500.4           494.9
      Specialty commercial.....................     534.3           505.8
                                                 --------        --------
                                                  1,379.8         1,314.1

    Investment income..........................     195.9           187.6
                                                 --------        --------

      Total property and casualty insurance....   1,575.7         1,501.7

  Corporate and other..........................      22.4            41.0
  Realized investment gains....................      31.5            44.6
                                                 --------        --------

      Total revenues...........................  $1,629.6        $1,587.3
                                                 ========        ========

                                                    Three Months Ended
                                                         March 31
                                                 -------------------------
                                                   1999            1998
                                                 --------        --------
                                                      (in millions)
Income (loss) before income tax
  Property and casualty insurance
    Underwriting
      Personal.................................  $   41.8        $   64.1
      Standard commercial......................     (87.8)          (73.8)
      Specialty commercial.....................      48.8            55.0
                                                 --------        --------
                                                      2.8            45.3
      Increase in deferred policy acquisition
       costs...................................       5.1             4.9
      Other charges............................      (2.0)           (5.2)
                                                 --------        --------

    Underwriting income........................       5.9            45.0
    Investment income..........................     191.7           183.4
    Restructuring charge.......................         -           (40.0)
                                                 --------        --------

      Total property and casualty insurance....     197.6           188.4

  Corporate and other..........................      (2.5)            6.3
  Realized investment gains....................      31.5            44.6
                                                 --------        --------

      Total income before income tax...........  $  226.6        $  239.3
                                                 ========        ========

7)      Pending Acquisition

               On February 8, 1999, the Corporation announced that it entered into a definitive merger agreement under which it would acquire Executive Risk Inc. Executive Risk is a specialty insurance company offering directors and officers, errors and omissions and professional liability coverages.

               The acquisition will be accounted for using the purchase method of accounting. The agreement provides that Executive Risk shareholders will receive 1.235 shares of the Corporation's common stock for each outstanding common share of Executive Risk. The agreement contemplates that approximately 13,730,000 shares of common stock of the Corporation will be issued to Executive Risk shareholders and approximately 2,3000,000 shares of common stock of the Corporation will be reserved for issuance upon exercise of Executive Risk stock options. The total value of the transaction is expected to be approximately $850 million. Completion of the acquisition is subject to approval by Executive Risk shareholders and various regulatory authorities. Closing is expected by the end of the second quarter of 1999.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1999 AND 1998


SUMMARY OF FINANCIAL RESULTS

        The following is a summary of the Corporation's operating results for the first quarter of 1999 and 1998:

                                                              Quarter Ended
                                                                 March 31
                                                         ----------------------
                                                           1999          1998
                                                         --------      --------
                                                              (in millions)
PROPERTY AND CASUALTY INSURANCE
 Underwriting
  Net Premiums Written.................................  $1,405.9      $1,331.5
  Increase in Unearned Premiums........................     (26.1)        (17.4)
                                                         --------      --------
     Premiums Earned...................................   1,379.8       1,314.1
                                                         --------      --------
  Claims and Claim Expenses............................     908.0         819.5
  Operating Costs and Expenses.........................     460.7         446.0
  Increase in Deferred Policy Acquisition Costs........      (5.1)         (4.9)
  Dividends to Policyholders...........................      10.3           8.5
                                                         --------      --------
  Underwriting Income Before Income Tax................       5.9          45.0
  Federal and Foreign Income Tax.......................       2.1          16.2
                                                         --------      --------

  Underwriting Income..................................       3.8          28.8
                                                         --------      --------

 Investments
  Investment Income Before Expenses and Income Tax.....     195.9         187.6
  Investment Expenses..................................       4.2           4.2
                                                         --------      --------
  Investment Income Before Income Tax..................     191.7         183.4
  Federal and Foreign Income Tax.......................      28.7          28.9
                                                         --------      --------

  Investment Income....................................     163.0         154.5
                                                         --------      --------

 Property and Casualty Income..........................     166.8         183.3


CORPORATE AND OTHER, Net of Tax........................       (.4)          5.5
                                                         --------      --------

CONSOLIDATED OPERATING INCOME
 BEFORE RESTRUCTURING CHARGE...........................     166.4         188.8

Restructuring Charge, Net of Tax.......................         -         (26.0)
                                                         --------      --------

CONSOLIDATED OPERATING INCOME..........................     166.4         162.8

REALIZED INVESTMENT GAINS, Net of Tax..................      20.5          29.0
                                                         --------      --------

CONSOLIDATED NET INCOME................................  $  186.9      $  191.8
                                                         ========      ========

PROPERTY AND CASUALTY INSURANCE

        Property and casualty earnings were lower in the first quarter of 1999 compared with the same period of 1998 due to a decrease in underwriting income, partially offset by an increase in investment income. Property and casualty income after taxes amounted to $166.8 million in the first quarter of 1999 compared with $183.3 million in 1998.

        Net premiums written were $1,405.9 million in the first quarter of 1999, an increase of 5.6% compared with the first quarter of 1998. Premium growth in personal lines remained strong. In commercial lines, intense competition in the worldwide marketplace has made profitable premium growth difficult, particularly in the standard commercial classes, which include multiple peril, casualty and workers' compensation. Competitors continued to place significant pressure on pricing and coverage terms as they sought to maintain or increase market share. However, our strategy to improve the pricing in the standard commercial classes has shown some early success thus far in 1999. Substantial premium growth in the first quarter of 1999 was achieved outside the United States, particularly in Europe, our largest foreign market.

        Underwriting results were profitable in the first quarter of 1999 and 1998. Our combined loss and expense ratio was 99.2% in the first quarter of 1999 compared with 96.1% in 1998.

        The loss ratio deteriorated to 66.3% in the first quarter of 1999 from 62.8% in 1998 due in part to higher catastrophe losses. The loss ratio, while somewhat higher in 1999, continues to reflect the favorable experience resulting from the consistent application of our disciplined underwriting standards. Catastrophe losses during the first quarter of 1999 were 2.9 percentage points of the loss ratio compared with 2.3 percentage points of the loss ratio in 1998. Catastrophe losses in 1999 resulted primarily from a series of winter storms in the United States in January. In 1998, catastrophe losses resulted primarily from the winter ice storms in Canada.

        Our expense ratio was 32.9% in the first quarter of 1999 compared with 33.3% in 1998. The lower ratio in 1999 was due to salary and overhead expenses remaining flat compared with the first quarter of 1998. Such expenses were flat due primarily to a cost control initiative implemented during 1998 and, to a lesser extent, a change in accounting that resulted in the capitalization of certain costs incurred to develop computer software for internal use. The cost control initiative resulted in approximately 500 job reductions in the home office and the branch network through a combination of early retirements, terminations and attrition. Other savings include vendor management, consulting expenses and other operating costs.

        Underwriting results during 1999 and 1998 by class of business were as follows:

                                                Quarter Ended March 31
                                      ----------------------------------------
                                          Net Premiums       Combined Loss and
                                            Written           Expense Ratios
                                      -------------------    -----------------
                                        1999       1998        1999     1998
                                      --------   --------     -----    -----
                                         (in millions)
Personal Insurance
  Automobile........................  $   77.2   $   70.6      83.1%    89.0%
  Homeowners........................     177.9      154.8     101.4     85.8
  Other.............................      79.6       73.9      66.2     63.3
                                      --------   --------     -----    -----
      Total Personal................     334.7      299.3      88.9     81.1
                                      --------   --------     -----    -----

Standard Commercial Insurance
  Multiple Peril....................     189.1      189.6     120.4    118.4
  Casualty..........................     214.0      231.8     116.8    114.2
  Workers' Compensation.............      96.0       97.8     116.3    101.0
                                      --------     ------     -----    -----
      Total Standard................     499.1      519.2     117.9    113.4
                                      --------     ------     -----    -----

Specialty Commercial Insurance
  Property and Marine...............     127.7      128.0      98.7    116.6
  Executive Protection..............     243.4      223.4      81.9     71.8
  Financial Institutions............     109.3       98.0      83.3     83.0
  Other.............................      91.7       63.6      98.5     95.8
                                      --------   --------     -----    -----
      Total Specialty Commercial....     572.1      513.0      88.6     88.6
                                      --------   --------     -----    ------

      Total Commercial..............   1,071.2    1,032.2      102.6   100.9
                                      --------   --------     ------   -----

      Total.........................  $1,405.9   $1,331.5      99.2%    96.1%
                                      ========   ========     =====    =====

  PERSONAL INSURANCE

        Premiums from personal insurance coverages, which represent 24% of total premiums written, increased by 11.8% in the first quarter of 1999 compared with the same quarter in 1998. We continued to grow our homeowners and other non-automobile business, primarily in non-catastrophe prone areas. Personal automobile premiums also increased as a result of an increase in the number of in-force policies for high value automobiles. Premiums outside the United States grew by over 50% although from a small base.

        Our personal insurance business produced highly profitable underwriting results in the first quarter of 1999 and 1998. The combined loss and expense ratio was 88.9% in the first quarter of 1999 compared with 81.1% in 1998.

        Our homeowners business produced breakeven results in 1999 compared with highly profitable results in 1998. The deterioration in 1999 was due to an increase in both catastrophe and non-catastrophe related losses, the latter due in part to one $7 million loss. Catastrophe losses represented 11.4 percentage points of the loss ratio for this class in the first quarter of 1999 compared with 7.8 percentage points in 1998. Our automobile business produced profitable results in 1999 and 1998 due primarily to stable loss frequency and severity. Other personal coverages, which include insurance for personal valuables and excess liability, produced highly profitable results in both years due to continued favorable loss experience.

  STANDARD COMMERCIAL INSURANCE

        Premiums from standard commercial insurance, which represent 35% of our total writings, decreased by 3.9% in the first quarter of 1999 compared with the same period a year ago. The decrease was the result of the strategy we put in place in late 1998 to renew good business at adequate prices and not renew underperforming accounts where we cannot attain price adequacy. On that business that was renewed, rates increased modestly in the first quarter of 1999 and we expect this trend to continue. Retention levels were lower compared with the first quarter of 1998. Approximately half of the non-renewals were the result of business we chose not to renew and half were the result of customers not accepting the price increases we instituted.

        Our standard commercial insurance business produced highly unprofitable results in the first quarter of 1999 and 1998. The combined loss and expense ratio was 117.9% in the first quarter of 1999 compared with 113.4% in 1998.

        Multiple peril results were unprofitable by a similar margin in 1999 and 1998 due, in large part, to inadequate prices. Results in 1999 deteriorated in the property component of this business due primarily to several large overseas losses. Results in the liability component improved in 1999 due to a lower frequency of large losses. Catastrophe losses represented 6.8 percentage points of the loss ratio for this class in the first quarter of 1999 compared with 5.5 percentage points in 1998.

        Results for our casualty business were unprofitable by a similar margin in 1999 and 1998. Casualty results were adversely affected in both years by incurred losses relating to asbestos-related and toxic waste claims. The excess liability component of our casualty coverages produced modestly unprofitable underwriting results in both 1999 and 1998. Results for the primary liability component were extremely unprofitable in both years due to a high frequency of large losses. Results in the automobile component were more unprofitable in 1999 than in 1998. Our commercial automobile book of business is inadequately priced. Results in 1999 deteriorated due to an increase in the frequency of losses.

        Workers' compensation results deteriorated in 1999 from the marginally unprofitable results in 1998. The deterioration in 1999 was due to an increase in the frequency of losses. Results in both periods reflect the cumulative effect of price reductions over the past several years.

  SPECIALTY COMMERCIAL INSURANCE

        Premiums from specialty commercial insurance, which represent 41% of our total writings, increased by 11.5% in the first quarter of 1999 compared with the same period a year ago. Substantial premium growth was achieved in 1999 in our executive protection business and in the professional liability component of our financial institutions business due primarily to the selective writing of new accounts and an emphasis on new products. In addition, other commercial business includes $17 million of premiums in 1999 from our new Chubb Re operation. Property and marine premiums were flat in 1999 compared with the first quarter of 1998 due to the effect on retention levels of pricing initiatives and non-renewing certain unprofitable accounts.

        Our specialty commercial insurance business produced highly profitable underwriting results in the first quarter of 1999 and 1998. The combined loss and expense ratio was 88.6% in both years.

        Property and marine results were modestly profitable in 1999 compared with unprofitable results in 1998. The substantial improvement in 1999 was due to a decrease in the frequency of large losses and the positive effect of the pricing initiatives and the culling of unprofitable accounts. Results in 1999 and 1998 were adversely affected by several large overseas losses. Catastrophe losses represented 3.6 percentage points of the loss ratio for this class in the first quarter of 1999 compared with 3.4 percentage points in 1998.

        Executive protection results were highly profitable in 1999 and 1998 due to favorable loss experience on U.S. and foreign business, particularly in the directors and officers and fiduciary liability components. Our financial institutions business produced highly profitable results in both years due to the favorable loss experience in the fidelity component. Results in our other commercial classes were modestly profitable in 1999 and 1998. Our surety business produced highly profitable results in both years which more than offset the unprofitable results in our aviation business.

  LOSS RESERVES

        Gross loss reserves were $10,514.9 million and $10,356.5 million at March 31, 1999 and December 31, 1998, respectively. Reinsurance recoverables on such loss reserves were $1,266.3 million and $1,306.6 million at March 31, 1999 and December 31, 1998, respectively.

        Loss reserves, net of reinsurance recoverable, increased by $198.7 million during the first quarter of 1999. Substantial reserve growth continued to occur in those liability classes, primarily excess liability and executive protection, that are characterized by delayed loss reporting and extended periods of settlement.

        Losses incurred related to asbestos and toxic waste claims were $12.8 million in the first quarter of 1999 and $17.9 million in 1998.

  INVESTMENTS

        Investment income after deducting expenses and taxes increased by 5.5% in the first quarter of 1999 compared with the same period in 1998. The growth was due to an increase in invested assets since the first quarter of 1998, reflecting strong cash flow from operations over the period, partially offset by lower average yields on new investments. The effective tax rate on investment income decreased to 15.0% in the first quarter of 1999 from 15.8% in the comparable period in 1998 due to holding a larger proportion of our investment portfolio in tax-exempt securities.

        New cash available for investment in the first quarter of 1999 was invested in tax-exempt bonds. During the quarter, we reduced our equity securities portfolio by approximately $200 million with $145 million of the proceeds used to fund the purchase of a 27% interest in Hiscox plc, a leading U.K. personal and commercial specialty insurer.

        The property and casualty subsidiaries maintain sufficient investments in highly liquid, short term securities to provide for immediate cash needs.

CORPORATE AND OTHER

        Corporate and other includes investment income earned on corporate invested assets, interest and other expenses not allocable to the operating subsidiaries, and the results of our real estate subsidiary. Corporate and other produced a loss after taxes of $.4 million in the first quarter of 1999 compared with income of $5.5 million in the first quarter of 1998 due primarily to higher interest expense in 1999.

RESTRUCTURING CHARGE

        In the first quarter of 1998, the Corporation recorded a restructuring charge of $40 million, or $26 million after taxes, related to the implementation of a cost control initiative. Of the $40 million restructuring charge, $30 million was comprised of accruals for providing enhanced pension benefits and postretirement medical benefits to employees who accepted an early retirement incentive offer and $5 million was severance costs for employees who were terminated. The remainder of the charges was for other expenses such as the cost of outplacement services. The initiative was substantially completed in 1998 with no significant differences from original estimates. The liabilities related to the enhanced pension and postretirement medical benefits were included in the pension and postretirement medical benefits liabilities, which will be reduced as benefit payments are made over time. Of the other restructuring costs, approximately $3 million remained unpaid at March 31, 1999.

INVESTMENT GAINS AND LOSSES

        Decisions to sell securities are governed principally by considerations of investment opportunities and tax consequences. As a result, realized investment gains and losses may vary significantly from period to period. Net investment gains before taxes of $31.5 million were realized in the first quarter of 1999 compared with net gains of $44.6 million for the same period in 1998.

CAPITAL RESOURCES

        In March 1997, the Board of Directors authorized the repurchase of up to 17,500,000 shares of common stock. In July 1998, the Board of Directors authorized the repurchase of up to an additional 12,500,000 shares. Through March 31, 1999, the Corporation repurchased 19,246,300 shares under the 1997 and 1998 authorizations, including 1,251,400 shares repurchased in open-market transactions in the first quarter of 1999 at a cost of $75.2 million. As of March 31, 1999, 10,753,700 shares remained under the current share repurchase authorizations.

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

        As of March 31, 1999, we completed remediation and testing procedures on 95% of our mainframe IT systems, including all mission critical systems except one. We expect to complete the remediation and testing of all remaining systems by June 1999, except for three minor applications that we expect will be completed in the third quarter of 1999.

        We have also completed an inventory and assessment of all our personal computers, servers and other non-mainframe computers. We expect that all such computers and related software will be Year 2000 ready in the third quarter of 1999. We have also assessed our non-IT systems and believe that the failure of any of these systems would have minimal impact on our operations.

        The Corporation and its subsidiaries have interaction with many third parties, including producers, reinsurers, financial institutions, vendors, suppliers and others. We have initiated contact with these parties regarding their plans for Year 2000 readiness. We are in the process of evaluating the responses and following up with those parties from whom we have received no response. The information obtained is being used to develop business contingency plans to address any mission critical operations that may be adversely impacted by the noncompliance of a third party with whom we interact. We have electronic data interchanges with some third parties. We are physically testing such interchanges for Year 2000 compliance. We expect that such testing will be completed by June 1999.

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

        Our Year 2000 plans have been developed with the intention of minimizing the need for actual implementation of contingency activities. A substantial portion of 1999 is being used to monitor systems already remediated for Year 2000 for any unidentified problems and to perform additional remediation and testing as necessary. Nonetheless, in order to address any unexpected difficulties that may arise, we will keep our core Year 2000 readiness team intact until June 2000. Additionally, we are in the process of developing contingency plans to continue business in the unlikely event that one or more of our critical systems fail.

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

        We expect that the cost to address the Year 2000 IT systems issue, including compensation of employees and the cost of consultants, will approximate $36 million. Approximately $32 million was incurred as of March 31, 1999, of which $2 million was incurred in the first quarter of 1999. These amounts do not include the cost of computer equipment purchased to replace equipment that would have been upgraded in the normal course of business, but not necessarily prior to January 2000.

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

PENDING ACQUISITION

        On February 8, 1999, the Corporation announced that it entered into a definitive merger agreement under which it would acquire Executive Risk Inc. Executive Risk is a specialty insurance company offering directors and officers, errors and omissions and professional liability coverages.

        The acquisition will be accounted for using the purchase method of accounting. The agreement provides that Executive Risk shareholders will receive
1.235 shares of the Corporation's common stock for each outstanding common share of Executive Risk. The agreement contemplates that approximately 13,730,000 shares of common stock of the Corporation will be issued to Executive Risk shareholders and approximately 2,3000,000 shares of common stock of the Corporation will be reserved for issuance upon exercise of Executive Risk stock options. The total value of the transaction is expected to be approximately $850 million. Completion of the acquisition is subject to approval by Executive Risk shareholders and various regulatory authorities. Closing is expected by the end of the second quarter of 1999.

FORWARD LOOKING INFORMATION

        Certain statements in this document may be considered to be "forward looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995, such as statements that include the words or phrases "will result in", "is expected to", "are continuing to", "is anticipated", "estimate", "project", or similar expressions. Such statements are subject to certain risks and uncertainties. The factors which could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Corporation's public filings with the Securities and Exchange Commission and specifically to: risks or uncertainties associated with the Corporation's expectations with respect to its activity value analysis program, its business retention estimates or the completion of the Executive Risk merger; and, more generally, to: general economic conditions including changes in interest rates and the performance of the financial markets, changes in domestic and foreign laws, regulations and taxes, changes in competition and pricing environments, regional or general changes in asset valuations, the occurrence of significant natural disasters, the development of major year 2000 liabilities, the inability to reinsure certain risks economically, the adequacy of loss reserves, as well as general market conditions, competition, pricing and restructurings.

                           PART II. OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

A.   Exhibits

      Exhibit 4 - Instruments defining the rights of security holders, including debentures

      - Rights Agreement dated as of March 12, 1999 between The Chubb Corporation and First Chicago Trust Company of New York, as Rights Agent, incorporated by reference to Exhibit (99.1) of the Registrant's Report to the Securities and Exchange Commission on Form 8-K dated March 12, 1999.

      Exhibit 10 - Material Contracts

      -   The Chubb Corporation Estate Enhancement Program filed herewith.

      - The Chubb Corporation Estate Enhancement Program for Non-Employee Directors filed herewith.



      Exhibit 27 - Financial Data Schedule

      -   Financial Data Schedule filed herewith.


B.    Reports on Form 8-K

      The Registrant filed a current report on Form 8-K on January 19, 1999 with respect to the announcement on January 18, 1999 of its preliminary financial results for the quarter and year ended December 31, 1998.

      The Registrant filed a current report on Form 8-K on February 10, 1999 with respect to the announcement on February 8, 1999 that the Registrant entered into a definitive merger agreement under which the Registrant will acquire Executive Risk Inc.

      The Registrant filed a current report on Form 8-K on March 15, 1999 with respect to the announcement on March 12, 1999 that the Registrant had adopted a new shareholder rights plan, replacing the Registrant's existing plan, which was due to expire on June 12, 1999.

      The Registrant filed a current report on Form 8-K on March 30, 1999 for the purpose of filing the Rights Agreement dated as of March 12, 1999 between The Chubb Corporation and First Chicago Trust Company of New York, as Rights Agent.


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, The Chubb Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 THE CHUBB CORPORATION

                                      (Registrant)



                                 By: /s/ Henry B. Schram
                                     --------------------------------
                                     Henry B. Schram
                                     Senior Vice-President and
                                     Chief Accounting Officer

Date: May 14, 1999