Form 10-Q
period 1999-06-30
CHUBB CORP
filed 1999-08-13
CIK 20171

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                Washington, D. C.

                                      20549

                                    FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1999

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


                             YES       X          NO


        The number of shares of common stock outstanding as of July 16, 1999 was 161,929,069.

                              THE CHUBB CORPORATION
                                      INDEX

                                                                     Page Number
                                                                     -----------
Part I.   Financial Information:

  Item 1 - Financial Statements:

    Consolidated Balance Sheets as of
     June 30, 1999 and December 31, 1998..........................        1


    Consolidated Statements of Income for the
     Three Months and Six Months Ended
     June 30, 1999 and 1998.......................................        2


    Consolidated Statements of Comprehensive Income
     for the Three Months and Six Months Ended
     June 30, 1999 and 1998.......................................        3


    Consolidated Statements of Cash Flows for the
     Six Months Ended June 30, 1999 and 1998......................        4


    Notes to Consolidated Financial Statements....................        5


  Item  2 - Management's Discussion and Analysis
    of Financial Condition and Results of Operations..............       10


Part II.  Other Information:

  Item 4 - Submission of Matters to a Vote of Security Holders....       20

  Item 6 - Exhibits and Reports on Form 8-K.......................       21

                              THE CHUBB CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                          June 30,     Dec. 31,
                                                            1999         1998
                                                          ---------   ---------
                                                               (in millions)
Assets
  Invested Assets
    Short Term Investments............................... $   586.1   $   344.2
    Fixed Maturities
      Held-to-Maturity - Tax Exempt (market $1,991.6
       and $2,140.2).....................................   1,900.8     2,002.2
      Available-for-Sale
       Tax Exempt (cost $7,008.0 and $6,509.3)...........   7,176.0     6,935.1
       Taxable (cost $4,364.5 and $4,259.0)..............   4,373.8     4,381.6
    Equity Securities (cost $629.9 and $1,002.6).........     649.7     1,092.2
                                                          ---------   ---------

           TOTAL INVESTED ASSETS.........................  14,686.4    14,755.3
  Cash...................................................      25.4         8.3
  Accrued Investment Income..............................     225.9       221.0
  Premiums Receivable....................................   1,253.6     1,199.3
  Reinsurance Recoverable on Unpaid Claims...............   1,239.2     1,306.6
  Prepaid Reinsurance Premiums...........................     126.3       134.6
  Funds Held for Asbestos-Related Settlement.............     607.2       607.4
  Deferred Policy Acquisition Costs......................     746.3       728.7
  Real Estate Assets.....................................     720.1       746.0
  Deferred Income Tax....................................     476.1       320.8
  Other Assets...........................................     958.9       718.0
                                                          ---------   ---------

           TOTAL ASSETS.................................. $21,065.4   $20,746.0
                                                          =========   =========

Liabilities

  Unpaid Claims.......................................... $10,584.7   $10,356.5
  Unearned Premiums......................................   2,989.8     2,915.7
  Long Term Debt.........................................     602.0       607.5
  Dividend Payable to Shareholders.......................      51.8        50.3
  Accrued Expenses and Other Liabilities.................   1,244.1     1,171.9
                                                          ---------   ---------

           TOTAL LIABILITIES.............................  15,472.4    15,101.9
                                                          ---------   ---------

Shareholders' Equity

  Common Stock - $1 Par Value; 175,977,128 and
   175,989,202 Shares....................................     176.0       176.0
  Paid-In Surplus........................................     520.7       546.7
  Retained Earnings......................................   5,880.3     5,604.0
  Accumulated Other Comprehensive Income
   Unrealized Appreciation of Investments, Net of Tax....     128.1       414.7
   Foreign Currency Translation Losses, Net of Tax.......     (44.4)      (36.0)
  Receivable from Employee Stock Ownership Plan..........     (80.7)      (86.3)
  Treasury Stock, at Cost - 14,075,468 and
   13,722,376 Shares.....................................    (987.0)     (975.0)
                                                          ---------   ---------

           TOTAL SHAREHOLDERS' EQUITY....................   5,593.0     5,644.1
                                                          ---------   ---------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.... $21,065.4   $20,746.0
                                                          =========   =========

See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                              PERIODS ENDED JUNE 30

                                           Second Quarter        Six Months
                                           1999      1998      1999      1998
                                         --------  --------  --------  --------
                                                      (in millions)
Revenues
  Premiums Earned....................... $1,377.5  $1,324.4  $2,757.3  $2,638.5
  Investment Income.....................    215.9     204.3     424.8     408.4
  Real Estate...........................     47.3      23.1      56.7      47.6
  Realized Investment Gains.............     45.9      45.8      77.4      90.4
                                         --------  --------  --------  --------

         Total Revenues.................  1,686.6   1,597.6   3,316.2   3,184.9
                                         --------  --------  --------  --------

Claims and Expenses
  Insurance Claims......................    924.3     880.7   1,832.3   1,700.2
  Amortization of Deferred Policy
   Acquisition Costs....................    373.7     365.9     747.4     727.8
  Other Insurance Operating Costs
   and Expenses.........................     90.1      96.4     182.3     184.1
  Real Estate Cost of Sales and Expenses     48.1      24.0      58.4      49.4
  Investment Expenses...................      3.0       2.6       8.2       7.9
  Corporate Expenses....................     11.5       5.6      25.1      13.8
  Restructuring Charge..................        -         -         -      40.0
                                         --------  --------  --------  --------

         Total Claims and Expenses......  1,450.7   1,375.2   2,853.7   2,723.2
                                         --------  --------  --------  --------

Income Before Federal and Foreign
 Income Tax.............................    235.9     222.4     462.5     461.7
Federal and Foreign Income Tax..........     42.6      38.2      82.3      85.7
                                         --------  --------  --------  --------

Net Income.............................. $  193.3  $  184.2  $  380.2  $  376.0
                                         ========  ========  ========  ========

Average Common Shares Outstanding.......    161.3     167.5     161.4     167.9
Average Common and Potentially Dilutive
 Shares Outstanding.....................    163.9     170.9     163.6     171.4

Net Income Per share

 Basic..................................    $1.19     $1.10     $2.35     $2.24
 Diluted................................     1.18      1.08      2.32      2.20

Dividends Declared Per Share............      .32       .31       .64       .62

See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                              PERIODS ENDED JUNE 30

                                            Second Quarter        Six Months
                                           ----------------    ----------------
                                            1999      1998      1999      1998
                                           -------   ------    -------   ------
                                                      (in millions)
Net Income................................ $ 193.3   $184.2    $ 380.2   $376.0
                                           -------   ------    -------   ------

Other Comprehensive Income (Loss)
  Change in Unrealized Appreciation
   of Investments, Net of Tax.............  (206.1)    (8.8)    (286.6)    14.3
  Foreign Currency Translation Losses,
   Net of Tax.............................   (13.3)    (4.7)      (8.4)    (6.5)
                                           -------   ------    -------   ------
                                            (219.4)   (13.5)    (295.0)     7.8
                                           -------   ------    -------   ------

Comprehensive Income (Loss)............... $ (26.1)  $170.7    $  85.2   $383.8
                                           =======   ======    =======   ======

See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30

                                                              1999             1998
                                                            --------         --------
                                                                 (in millions)
Cash Flows from Operating Activities
  Net Income .......................................        $  380.2         $  376.0
   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities
    Increase in Unpaid Claims, Net .................           295.6            297.1
    Increase in Unearned Premiums, Net .............            82.4            131.3
    Increase in Premiums Receivable ................           (54.3)          (115.8)
    Increase in Deferred Policy Acquisition Cost ...           (17.6)           (33.1)
    Change in Deferred Federal Income Tax ..........              .9            (48.2)
    Depreciation ...................................            31.2             29.8
    Realized Investment Gains ......................           (77.4)           (90.4)
    Other, Net .....................................            26.8            (18.4)
                                                            --------         --------

  Net Cash Provided by Operating Activities ........           667.8            528.3
                                                            --------         --------

Cash Flows from Investing Activities
  Proceeds from Sales of Fixed Maturities ..........           828.9          1,325.3
  Proceeds from Maturities of Fixed Maturities .....           354.2            314.1
  Proceeds from Sales of Equity Securities .........           740.8            195.4
  Purchases of Fixed Maturities ....................        (1,673.9)        (2,089.8)
  Purchases of Equity Securities ...................          (311.5)          (171.6)
  Purchase of Interest in Hiscox plc ...............          (145.3)            --
  Decrease (Increase) in Short Term Investments, Net          (241.9)           389.9
  Other, Net .......................................           (42.2)           (31.6)
                                                            --------         --------
  Net Cash Used in Investing Activities ............          (490.9)           (68.3)
                                                            --------         --------

Cash Flows from Financing Activities
  Repayment of Long Term Debt ......................            (5.5)          (150.5)
  Increase in Short Term Debt, Net .................            --                7.5
  Dividends Paid to Shareholders ...................          (102.4)          (101.2)
  Repurchase of Shares .............................           (75.2)          (248.3)
  Other, Net .......................................            23.3             35.0
                                                            --------         --------
  Net Cash Used in Financing Activities ............          (159.8)          (457.5)
                                                            --------         --------

Net Increase in Cash ...............................            17.1              2.5

Cash at Beginning of Year ..........................             8.3             11.5
                                                            --------         --------

  Cash at End of Period ............................        $   25.4         $   14.0
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

2)      Adoption of New Accounting Pronouncement

               Effective January 1, 1999, the Corporation adopted Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which was issued by the American Institute of Certified Public Accountants. The SOP requires that certain costs incurred to develop or obtain computer software for internal use should be capitalized and amortized over the software's expected useful life. Prior to 1999, the Corporation expensed all development costs of internal use computer software. The SOP has been applied prospectively. Adoption of SOP 98-1 resulted in an increase to net income of $7.1 million or $.04 per diluted share for the six months ended June 30, 1999.

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

               The net change in unrealized appreciation of investments carried at market value was as follows:

                                                                 Periods Ended June 30
                                                 ---------------------------------------------------
                                                     Second Quarter                 Six Months
                                                 ---------------------         ---------------------
                                                  1999           1998           1999           1998
                                                 ------         ------         ------         ------
                                                                     (in millions)
     Change in unrealized appreciation of
      equity securities .................       $ (15.1)        $(19.6)       $ (69.8)        $ 44.9
     Change in unrealized appreciation of
      fixed maturities ..................        (301.9)           6.0         (371.1)         (23.0)
                                                 ------         ------         ------         ------
                                                 (317.0)         (13.6)        (440.9)          21.9
     Deferred income tax (credit) .......        (110.9)          (4.8)        (154.3)           7.6
                                                 ------         ------         ------         ------
     Change in unrealized appreciation of
      investments, net ..................       $(206.1)        $ (8.8)       $(286.6)        $ 14.3
                                                 ======         ======         ======         ======

4)      Property and Casualty Unpaid Claims

               A discussion of the 1993 Fibreboard asbestos-related settlement is presented in Note 15 of the notes to consolidated financial statements in the 1998 Annual Report to Shareholders. The following development during 1999 relates to the settlement.

               In June 1999, the United States Supreme Court refused to approve the global settlement among Pacific Indemnity (a subsidiary of the Corporation), Continental Casualty Company (a subsidiary of CNA Financial Corporation), Fibreboard Corporation and attorneys representing claimants against Fibreboard, thereby setting in motion the process of disapproval, which is expected to be completed before the end of the year.

               The trilateral agreement among Pacific Indemnity, Continental Casualty and Fibreboard was established to become effective in the event that the global settlement agreement was ultimately disapproved. The trilateral agreement received final judicial approval in a 1996 decision by the U.S. Court of Appeals for the Fifth Circuit. As a result, management continues to believe that exposure with respect to asbestos-related bodily injury claims against Fibreboard has been eliminated.

5)      Restructuring Charge

               In the first quarter of 1998, a restructuring charge of $40 million was recorded related to the implementation of a cost control initiative. Of the $40 million restructuring charge, $30 million was comprised of accruals for providing enhanced pension benefits and postretirement medical benefits to employees who accepted an early retirement incentive offer and $5 million was severance costs for employees who were terminated. The remainder of the charge was for other expenses such as the cost of outplacement services. The initiative was substantially completed in 1998 with no significant differences from original estimates. The liabilities related to the enhanced pension and postretirement medical benefits were included in the pension and postretirement medical benefits liabilities, which will be reduced as benefit payments are made over time. Of the other restructuring costs, approximately $3 million remained unpaid at June 30, 1999.

6)  Earnings Per Share

               The following table sets forth the computation of basic and diluted earnings per share:

                                                            Periods Ended June 30
                                                ----------------------------------------------
                                                   Second Quarter              Six Months
                                                --------------------      --------------------
                                                 1999         1998         1999          1998
                                                -------      -------      -------      -------
                                                                 (in millions,
                                                           except per share amounts)
Basic earnings per share:
  Net income .............................      $ 193.3      $ 184.2      $ 380.2      $ 376.0
                                                =======      =======      =======      =======

  Weighted average number of common
   shares outstanding ....................        161.3        167.5        161.4        167.9
                                                =======      =======      =======      =======

  Basic earnings per share ...............      $  1.19      $  1.10      $  2.35      $  2.24
                                                =======      =======      =======      =======

Diluted earnings per share:
  Net income .............................      $ 193.3      $ 184.2      $ 380.2      $ 376.0
                                                =======      =======      =======      =======

  Weighted average number of common
   shares outstanding ....................        161.3        167.5        161.4        167.9
  Additional shares from assumed exercise
   of stock-based compensation awards ....          2.6          3.4          2.2          3.5
                                                -------      -------      -------      -------

  Weighted average number of common shares
   and potential common shares assumed
   outstanding for computing diluted
   earnings per share ....................        163.9        170.9        163.6        171.4
                                                =======      =======      =======      =======

  Diluted earnings per share .............      $  1.18      $  1.08      $  2.32      $  2.20
                                                =======      =======      =======      =======

7)      Segment Information

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

               Revenues and income before income tax of the operating segments were as follows:

                                                           Periods Ended June 30
                                          -----------------------------------------------------
                                               Second Quarter                  Six Months
                                          -----------------------       -----------------------
                                            1999           1998           1999           1998
                                          --------       --------       --------       --------
                                                              (in millions)
Revenues
  Property and casualty insurance
    Premiums earned
      Personal .....................      $  355.3       $  321.7       $  700.4       $  635.1
      Standard commercial ..........         492.9          494.0          993.3          988.9
      Specialty commercial .........         529.3          508.7        1,063.6        1,014.5
                                          --------       --------       --------       --------
                                           1,377.5        1,324.4        2,757.3        2,638.5

    Investment income ..............         199.4          189.1          395.3          376.7
                                          --------       --------       --------       --------

      Total property and casualty
       insurance ...................       1,576.9        1,513.5        3,152.6        3,015.2

  Corporate and other ..............          63.8           38.3           86.2           79.3
  Realized investment gains ........          45.9           45.8           77.4           90.4
                                          --------       --------       --------       --------

      Total revenues ...............      $1,686.6       $1,597.6       $3,316.2       $3,184.9
                                          ========       ========       ========       ========


Income (loss) before income tax
  Property and casualty insurance
    Underwriting
      Personal .....................      $   38.7       $   18.9       $   80.5       $   83.0
      Standard commercial ..........         (87.6)        (105.3)        (175.4)        (179.1)
      Specialty commercial .........          26.1           44.6           74.9           99.6
                                          --------       --------       --------       --------
                                             (22.8)         (41.8)         (20.0)           3.5
      Increase in deferred policy
       acquisition costs ...........          12.5           28.2           17.6           33.1
      Other charges ................           (.3)          (5.0)          (2.3)         (10.2)
                                          --------       --------       --------       --------

     Underwriting income (loss) ....         (10.6)         (18.6)          (4.7)          26.4
     Investment income .............         196.7          186.9          388.4          370.3
     Restructuring charge ..........          --             --             --            (40.0)
                                          --------       --------       --------       --------

      Total property and casualty
       insurance ...................         186.1          168.3          383.7          356.7

  Corporate and other ..............           3.9            8.3            1.4           14.6
  Realized investment gains ........          45.9           45.8           77.4           90.4
                                          --------       --------       --------       --------

      Total income before income tax      $  235.9       $  222.4       $  462.5       $  461.7
                                          ========       ========       ========       ========

8)      Business Acquisition

               On July 19, 1999, the Corporation completed its acquisition of Executive Risk Inc. Executive Risk is a specialty insurance company offering directors and officers, errors and omissions and professional liability coverages.

               Executive Risk shareholders received 1.235 shares of the Corporation's common stock for each outstanding common share of Executive Risk. In addition, outstanding Executive Risk stock options were converted to stock options of the Corporation. Approximately 14,300,000 shares of common stock of the Corporation were issued to Executive Risk shareholders and an additional 1,800,000 shares of common stock of the Corporation have been reserved for issuance upon exercise of the converted Executive Risk stock options.

               The acquisition will be accounted for using the purchase method of accounting. Therefore, the results of operations of Executive Risk will be included in the Corporation's consolidated results of operations from the date of acquisition. The assets and liabilities of Executive Risk will be recorded at their estimated fair values at the date of acquisition. The value of the stock options assumed by the Corporation will be included in the purchase price. The excess of the purchase price over the estimated fair value of the net assets acquired, which is expected to approximate $500 million, will be recorded as goodwill and will be amortized over 26 years.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                AND FOR THE QUARTERS ENDED JUNE 30, 1999 AND 1998


SUMMARY OF FINANCIAL RESULTS

        The following is a summary of the Corporation's operating results for the second quarter and six months ended June 30, 1999 and 1998:

                                                       Periods Ended June 30
                                       -----------------------------------------------------
                                            Second Quarter                 Six Months
                                       -----------------------       -----------------------
                                         1999           1998           1999           1998
                                       --------       --------       --------       --------
                                                 (in millions)
PROPERTY AND CASUALTY INSURANCE
 Underwriting
  Net Premiums Written ..........      $1,433.8       $1,438.3       $2,839.7       $2,769.8
  Increase in Unearned Premiums .         (56.3)        (113.9)         (82.4)        (131.3)
                                       --------       --------       --------       --------
     Premiums Earned ............       1,377.5        1,324.4        2,757.3        2,638.5
                                       --------       --------       --------       --------
  Claims and Claim Expenses .....         924.3          880.7        1,832.3        1,700.2
  Operating Costs and Expenses ..         466.0          481.4          926.7          927.4
  Increase in Deferred Policy
   Acquisition Costs ............         (12.5)         (28.2)         (17.6)         (33.1)
  Dividends to Policyholders ....          10.3            9.1           20.6           17.6
                                       --------       --------       --------       --------
  Underwriting Income (Loss)
   Before Income Tax ............         (10.6)         (18.6)          (4.7)          26.4
  Federal and Foreign Income
   Tax (Credit) .................          (4.3)          (7.8)          (2.2)           8.4
                                       --------       --------       --------       --------

  Underwriting Income (Loss) ....          (6.3)         (10.8)          (2.5)          18.0
                                       --------       --------       --------       --------

 Investments
  Investment Income Before
   Expenses and Income Tax ......         199.4          189.1          395.3          376.7
  Investment Expenses ...........           2.7            2.2            6.9            6.4
                                                      --------       --------       --------
  Investment Income Before
   Income Tax ...................         196.7          186.9          388.4          370.3
  Federal and Foreign Income Tax           30.3           29.0           59.0           57.9
                                       --------       --------       --------       --------

  Investment Income .............         166.4          157.9          329.4          312.4
                                       --------       --------       --------       --------

 Restructuring Charge, Net of Tax          --             --             --            (26.0)
                                       --------       --------       --------       --------

 Property and Casualty Income ...         160.1          147.1          326.9          304.4


CORPORATE AND OTHER, Net of Tax .           3.4            7.3            3.0           12.8
                                       --------       --------       --------       --------

CONSOLIDATED OPERATING INCOME ...         163.5          154.4          329.9          317.2

REALIZED INVESTMENT GAINS,
 Net of Tax .....................          29.8           29.8           50.3           58.8
                                       --------       --------       --------       --------

CONSOLIDATED NET INCOME .........      $  193.3       $  184.2       $  380.2       $  376.0
                                       ========       ========       ========       ========

PROPERTY AND CASUALTY INSURANCE

        Earnings from our property and casualty business were higher in the first six months of 1999 compared with the same period of 1998. Property and casualty income after taxes amounted to $326.9 million in the first six months of 1999 and $160.1 million in the second quarter compared with $304.4 million and $147.1 million, respectively, in 1998. Property and casualty earnings in 1998 reflect a first quarter charge of $26 million after taxes related to the implementation of a cost control initiative. Excluding the effect of the restructuring charge, earnings were similar in the first six months of 1999 and 1998 as a decrease in underwriting income in 1999 was substantially offset by an increase in investment income.

        Net premiums written were $2.8 billion in the first six months of 1999, an increase of 2.5% compared with the same period in 1998. Net premiums written were $1.4 billion in the second quarter of 1999, virtually unchanged from the comparable period of 1998. Premium growth in personal lines remained strong. In commercial lines, intense competition in the worldwide marketplace has made profitable premium growth difficult, particularly in the standard commercial classes, which include multiple peril, casualty and workers' compensation. Competitors continued to place significant pressure on pricing and coverage terms as they sought to maintain or increase market share. However, our strategy to improve the pricing in the standard commercial classes has shown modest success in the first half of 1999. Substantial premium growth in the first six months of 1999 was achieved outside the United States, particularly in Europe, our largest foreign market.

        Underwriting results were near breakeven in the first six months of 1999 compared with profitable results in 1998. Underwriting results were near breakeven in the second quarter of both 1999 and 1998. Our combined loss and expense ratio was 99.7% in the first six months of 1999 and 100.3% in the second quarter compared with 98.2% and 100.3%, respectively, in 1998.

        The loss ratio was 66.9% for the first six months of 1999 and 67.6% for the second quarter compared with 64.9% and 67.0%, respectively, in the prior year. The loss ratio, while somewhat higher in 1999, continues to reflect the favorable experience resulting from the consistent application of our disciplined underwriting standards. The loss ratios in both years were adversely affected by significant catastrophe losses. Catastrophe losses during the first six months of 1999 amounted to $86.9 million which represented 3.2 percentage points of the loss ratio compared with $92.0 million or 3.5 percentage points in 1998. Catastrophe losses for the second quarter of 1999 amounted to $46.8 million or 3.4 percentage points of the loss ratio compared with $62.3 million or 4.7 percentage points in 1998. The 1999 catastrophe losses resulted primarily from the winter storms in the United States in the first quarter and the wind storms and tornadoes in the United States in the second quarter. The 1998 catastrophe losses resulted primarily from the winter ice storms in Canada in the first quarter and the wind and hail storms in the United States in the second quarter.

        Our expense ratio was 32.8% for the first six months of 1999 and 32.7% for the second quarter compared with 33.3% for both periods in 1998. The lower ratio in 1999 was due to salary and overhead expenses remaining flat compared with the first six months of 1998. Such expenses were flat due primarily to a cost control initiative implemented during 1998 and, to a lesser extent, a change in accounting that resulted in the capitalization of certain costs incurred to develop computer software for internal use. The cost control initiative resulted in approximately 500 job reductions in the home office and the branch network through a combination of early retirements, terminations and attrition. Other savings resulted from vendor management and lower consulting expenses and other operating costs.

        In the first quarter of 1998, we recorded a restructuring charge of $40 million, or $26 million after taxes, related to the implementation of the cost control initiative. Of the $40 million restructuring charge, $30 million was comprised of accruals for providing enhanced pension benefits and postretirement medical benefits to employees who accepted an early retirement incentive offer and $5 million was severance costs for employees who were terminated. The remainder of the charge was for other expenses such as the cost of outplacement services. The initiative was substantially completed in 1998 with no significant differences from original estimates. The liabilities related to the enhanced pension and postretirement medical benefits were included in the pension and postretirement medical benefits liabilities, which will be reduced as benefit payments are made over time. Of the other restructuring costs, approximately $3 million remained unpaid at June 30, 1999.

        Underwriting results during 1999 and 1998 by class of business were as follows:

                                                  Six Months Ended June 30
                                      ------------------------------------------------
                                           Net Premiums            Combined Loss and
                                              Written                Expense Ratios
                                      ----------------------      --------------------
                                        1999          1998          1999        1998
                                      --------      --------      --------    --------
                                                        (in millions)
Personal Insurance
  Automobile ...................      $  166.5      $  152.2          85.9%       87.5%
  Homeowners ...................         396.7         351.9          94.6        94.0
  Other ........................         177.2         160.2          69.2        64.1
                                      --------      --------      --------    --------
      Total Personal ...........         740.4         664.3          86.7        85.4
                                      --------      --------      --------    --------

Commercial Insurance
  Multiple Peril ...............         366.0         389.8         126.7       120.0
  Casualty .....................         431.7         460.7         114.9       117.5
  Workers' Compensation ........         156.8         169.5         113.4       110.1
                                      --------      --------      --------    --------
      Total Standard Commercial          954.5       1,020.0         119.3       117.2
                                      --------      --------      --------    --------

  Property and Marine ..........         261.5         285.3         102.6       109.6
  Executive Protection .........         490.8         467.7          83.9        74.6
  Financial Institutions .......         212.8         199.8          89.2        81.8
  Other ........................         179.7         132.7          91.8        95.2
                                      --------      --------      --------    --------
      Total Specialty Commercial       1,144.8       1,085.5          90.5        87.8
                                      --------      --------      --------    --------

      Total Commercial .........       2,099.3       2,105.5         104.2       102.3
                                      --------      --------      --------    --------

      Total ....................      $2,839.7      $2,769.8          99.7%       98.2%
                                      ========      ========      ========    ========

                                                    Quarter Ended June 30
                                      ------------------------------------------------
                                           Net Premiums             Combined Loss and
                                             Written                 Expense Ratios
                                      ----------------------      --------------------
                                        1999          1998          1999        1998
                                      --------      --------      --------    --------
                                                         (in millions)
Personal Insurance
  Automobile ...................      $   89.3      $   81.6          88.6%       86.0%
  Homeowners ...................         218.8         197.1          88.4       102.1
  Other ........................          97.6          86.3          72.1        64.8
                                      --------      --------      --------    --------
      Total Personal ...........         405.7         365.0          84.7        89.7
                                      --------      --------      --------    --------

Commercial Insurance
  Multiple Peril ...............         176.9         200.2         133.2       121.7
  Casualty .....................         217.7         228.9         113.0       120.8
  Workers' Compensation ........          60.8          71.7         111.7       119.8
                                      --------      --------      --------    --------
      Total Standard Commercial          455.4         500.8         120.8       121.1
                                      --------      --------      --------    --------

  Property and Marine ..........         133.8         157.3         106.9       103.2
  Executive Protection .........         247.4         244.3          85.9        77.4
  Financial Institutions .......         103.5         101.8          95.1        80.6
  Other ........................          88.0          69.1          85.4        94.5
                                      --------      --------      --------    --------
      Total Specialty Commercial         572.7         572.5          92.4        87.1
                                      --------      --------      --------    --------

      Total Commercial .........       1,028.1       1,073.3         105.9       103.7
                                      --------      --------      --------    --------

      Total ....................      $1,433.8      $1,438.3         100.3%      100.3%
                                      ========      ========      ========    ========

  PERSONAL INSURANCE

        Premiums from personal insurance coverages, which represent 26% of the premiums written by our property and casualty subsidiaries, increased by 11.5% in the first six months of 1999 and 11.2% in the second quarter compared with the similar periods in 1998. We continued to grow our homeowners and other non-automobile business in non-catastrophe prone areas. Personal automobile premiums also increased as a result of an increase in the number of in-force policies for high value automobiles. Premiums outside the United States grew by approximately 40% in the first six months of 1999, although from a small base.

        Our personal insurance business produced highly profitable underwriting results in 1999 and 1998. The combined loss and expense ratios were 86.7% for the first six months of 1999 and 84.7% for the second quarter compared with 85.4% and 89.7%, respectively, in 1998.

        Homeowners results were similarly profitable in the first six months of 1999 and 1998 as a reduction in catastrophe losses in 1999 substantially offset an increase in non-catastrophe related losses, the latter due in part to one $7 million loss in the first quarter. Homeowners results were modestly unprofitable in the second quarter of 1998 due to substantial catastrophe losses. Catastrophe losses represented 8.6 percentage points of the loss ratio for this class in the first six months of 1999 and 5.8 percentage points in the second quarter compared with 12.1 percentage points and 16.2 percentage points, respectively, in 1998.

        Our automobile business produced profitable results in 1999 and 1998 due primarily to stable loss frequency and severity. Other personal coverages, which include insurance for personal valuables and excess liability, produced highly profitable results in both years due to continued favorable loss experience.

  STANDARD COMMERCIAL INSURANCE

        Premiums from standard commercial insurance, which represent 34% of our total writings, decreased by 6.4% in the first six months of 1999 and 9.1% in the second quarter compared with the similar periods in 1998. The decreases were the result of the strategy we put in place in late 1998 to renew good business at adequate prices and not renew underperforming accounts where we cannot attain price adequacy. On the business that was renewed, rates have increased modestly yet steadily in the first six months of 1999 and we expect this trend to continue. Retention levels were lower in the first six months of 1999 compared with the same period in 1998. Approximately half of the non-renewals were the result of business we chose not to renew and half were the result of customers not accepting the price increases we instituted. It will take at least two renewal cycles to adequately reprice the entire standard commercial book and during that time we will continue to have losses from non-renewed policies. Thus, it will be mid-2000 before these actions have a significant positive effect on our results.

        Our standard commercial insurance business produced highly unprofitable underwriting results in 1999 and 1998. The combined loss and expense ratio was 119.3% for the first six months of 1999 and 120.8% for the second quarter compared with 117.2% and 121.1%, respectively, in 1998.

        Multiple peril results were highly unprofitable in 1999 and 1998 due, in large part, to inadequate prices. Results in the property component of this business deteriorated in the second quarter of 1999 due to a higher frequency of large losses. Results in 1999 were also adversely affected by several large overseas property losses. Results in the liability component improved in 1999 due to a lower frequency of large losses, but remained severely unprofitable. Catastrophe losses represented 5.8 percentage points of the loss ratio for this class in the first six months of 1999 and 4.9 percentage points in the second quarter compared with 7.0 percentage points and 8.5 percentage points, respectively, in 1998.

        Results for our casualty business were unprofitable in 1999 and 1998. Casualty results were adversely affected in both years, but more so in 1998, by incurred losses relating to asbestos-related and toxic waste claims. The excess liability component of our casualty coverages produced modestly unprofitable underwriting results in both 1999 and 1998. Results for the primary liability component were highly unprofitable in the first six months of both years. Results in the automobile component were also highly unprofitable in 1999 and 1998. Our commercial automobile book of business is inadequately priced, a consequence of the prolonged soft market.

        Workers' compensation results were unprofitable in 1999 and 1998. Results in both periods reflect the cumulative effect of price reductions over the past several years. Results in the second quarter of 1998 were adversely affected by three unusually large losses.

  SPECIALTY COMMERCIAL INSURANCE

        Premiums from specialty commercial insurance, which represent 40% of our total writings, increased by 5.5% in the first six months of 1999 compared with the same period a year ago. Net premiums written were flat in the second quarter of 1999 compared with the same period in 1998. Premium growth in 1999 in our executive protection business and in the professional liability component of our financial institutions business was due primarily to the selective writing of new accounts and an emphasis on new products. A competitive market continues to put prices under pressure for this business. Our strategy of working closely with our customers and our ability to differentiate our products continue to enable us to renew a large percentage of our business. Property and marine premiums decreased in 1999 due to the effect on retention levels of pricing initiatives and non-renewing certain unprofitable accounts. Other commercial business includes $31 million of premiums in the first six months of 1999 from our new Chubb Re operation.

        Our specialty commercial business produced highly profitable underwriting results in both 1999 and 1998. The combined loss and expense ratio was 90.5% for the first six months of 1999 and 92.4% for the second quarter compared with 87.8% and 87.1%, respectively, in 1998.

        Property and marine results were less unprofitable in the first six months of 1999 compared with the same period in 1998. The improvement in 1999 was due to a decrease in the frequency of large losses and the positive effect of the pricing initiatives and the culling of unprofitable accounts. Results in the second quarter of 1999 were adversely affected by substantially higher catastrophe losses. Results in 1998 were adversely affected by a high frequency of large losses, including several large overseas losses. Catastrophe losses represented 11.6 percentage points of the loss ratio for this class in the first six months of 1999 and 20.1 percentage points in the second quarter compared with 5.1 percentage points and 6.8 percentage points, respectively, in 1998.

        Executive protection results were highly profitable in 1999 and 1998 due to favorable loss experience on U.S. and foreign business, particularly in the directors and officers liability and fiduciary liability components. Our financial institutions business also produced highly profitable results in the first six months of 1999 and 1998 due to the favorable loss experience in the fidelity component. However, executive protection and financial institutions results were somewhat less profitable in 1999 due to the less adequate prices in recent years. Results in our other commercial classes were profitable in 1999 and 1998. Our surety business produced highly profitable results in both years which more than offset the unprofitable results in our aviation business.

  LOSS RESERVES

        Gross loss reserves were $10,584.7 million and $10,356.5 million at June 30, 1999 and December 31, 1998, respectively. Reinsurance recoverables on such loss reserves were $1,239.2 million and $1,306.6 million at June 30, 1999 and December 31, 1998, respectively.

        Loss reserves, net of reinsurance recoverable, increased by $295.6 million during the first six months of 1999. Substantial reserve growth continued to occur in those liability classes, primarily excess liability and executive protection, that are characterized by delayed loss reporting and extended periods of settlement.

        Losses incurred related to asbestos and toxic waste claims were $24.3 million in the first six months of 1999 and $34.8 million for the same period in 1998.

        A discussion of the 1993 Fibreboard asbestos-related settlement is incorporated by reference from Item 7 of the Corporation's Form 10-K for the year ended December 31, 1998. The following development during 1999 relates to the settlement.

        In June 1999, the United States Supreme Court refused to approve the global settlement among Pacific Indemnity (a subsidiary of the Corporation), Continental Casualty Company (a subsidiary of CNA Financial Corporation), Fibreboard Corporation and attorneys representing claimants against Fibreboard, thereby setting in motion the process of disapproval, which is expected to be completed before the end of the year.

        The trilateral agreement among Pacific Indemnity, Continental Casualty and Fibreboard was established to become effective in the event that the global settlement agreement was ultimately disapproved. The trilateral agreement received final judicial approval in a 1996 decision by the U.S. Court of Appeals for the Fifth Circuit. As a result, management continues to believe that exposure with respect to asbestos-related bodily injury claims against Fibreboard has been eliminated.

  INVESTMENTS

        Investment income after deducting expenses and taxes increased by 5.4% in both the first six months of 1999 and in the second quarter compared with the same periods in 1998. The growth was due to an increase in invested assets since the second quarter of 1998, reflecting strong cash flow from operations over the period, partially offset by lower average yields on new investments. The effective tax rate on investment income decreased to 15.2% in the first six months of 1999 from 15.6% in 1998 due to holding a larger proportion of our investment portfolio in tax-exempt securities.

        New cash available for investment in the first six months of 1999 was invested in tax-exempt bonds and, to a lesser extent, taxable bonds. During the first six months of 1999, we reduced our equity securities portfolio by approximately $285 million with $145 million of the proceeds used to fund the purchase of a 27% interest in Hiscox plc, a leading U.K. personal and commercial specialty insurer.

        The property and casualty subsidiaries maintain sufficient investments in highly liquid, short term securities to provide for immediate cash needs.

CORPORATE AND OTHER

        Corporate and other includes investment income earned on corporate invested assets, interest expense and other expenses not allocable to the operating subsidiaries, and the results of our real estate subsidiary. Corporate and other income after taxes decreased to $3.0 million in the first six months of 1999 from $12.8 million in the first six months of 1998 due primarily to higher interest expense in 1999.

INVESTMENT GAINS AND LOSSES

        Decisions to sell securities are governed principally by considerations of investment opportunities and tax consequences. As a result, realized investment gains and losses may vary significantly from period to period. Net investment gains before taxes of $77.4 million were realized in the first six months of 1999 compared with net gains of $90.4 million for the same period in 1998.

ACQUISITION OF EXECUTIVE RISK INC.

        On July 19, 1999, the Corporation completed its acquisition of Executive Risk Inc. Executive Risk is a specialty insurance company offering directors and officers, errors and omissions and professional liability coverages.

        Executive Risk shareholders received 1.235 shares of the Corporation's common stock for each outstanding common share of Executive Risk. In addition, outstanding Executive Risk stock options were converted to stock options of the Corporation. Approximately 14,300,000 shares of common stock of the Corporation were issued to Executive Risk shareholders and an additional 1,800,000 shares of common stock of the Corporation have been reserved for issuance upon exercise of the converted Executive Risk stock options.

        The acquisition will be accounted for using the purchase method of accounting. Therefore, the results of operations of Executive Risk will be included in the Corporation's consolidated results of operations from the date of acquisition. The assets and liabilities of Executive Risk will be recorded at their estimated fair values at the date of acquisition. The value of the stock options assumed by the Corporation will be included in the purchase price. The excess of the purchase price over the estimated fair value of the net assets acquired, which is expected to approximate $500 million, will be recorded as goodwill and will be amortized over 26 years.

CAPITAL RESOURCES

        In March 1997, the Board of Directors authorized the repurchase of up to 17,500,000 shares of common stock. In July 1998, the Board of Directors authorized the repurchase of up to an additional 12,500,000 shares. Through June 30, 1999, the Corporation repurchased 19,246,300 shares under the 1997 and 1998 authorizations, including 1,251,400 shares repurchased in open-market transactions in the first quarter of 1999 at a cost of $75.2 million. The Corporation was prohibited from repurchasing common stock while it was in registration in connection with the acquisition of Executive Risk. As of June 30, 1999, 10,753,700 shares remained under the current share repurchase authorizations.

        The Corporation's $200 million short term revolving credit facility, which was to have terminated on July 7, 1999, was extended to July 5, 2000. There have been no borrowings under this agreement.

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

        As of June 30, 1999, we completed remediation and testing procedures on 98% of our mainframe IT systems, including all mission critical systems. We expect to complete the remediation and testing of the three remaining minor applications by October 1999.

        We have completed the remediation and testing of the vast majority of our personal computers, servers and other non-mainframe computers. We expect that all such computers and related software will be Year 2000 ready in the third quarter of 1999. We have also assessed our non-IT systems and believe that the failure of any of these systems would have minimal impact on our operations.

        The Corporation and its subsidiaries have interaction with many third parties, including producers, reinsurers, financial institutions, vendors, suppliers and others. We have initiated contact with these parties regarding their plans for Year 2000 readiness. We are in the process of evaluating the responses and following up with those parties from whom we have received no response. The information obtained is being used to develop business contingency plans to address any mission critical operations that may be adversely impacted by the noncompliance of a third party with whom we interact. We have electronic data interchanges with some third parties. We are physically testing such interchanges for Year 2000 compliance. As of June 30, 1999, approximately 85% of such interchanges have been tested and determined to be operational. We expect that testing will continue into the fourth quarter of 1999.

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

        We have conducted an evaluation of the Year 2000 readiness of Executive Risk. Executive Risk has proactively addressed the Year 2000 issue and is at a state of readiness similar to the Corporation. During the third quarter, the Year 2000 readiness activities of the Corporation and Executive Risk will be integrated.

        We expect that the cost to address the Year 2000 IT systems issue, including compensation of employees and the cost of consultants, will approximate $36 million. Approximately $34 million was incurred as of June 30, 1999, of which $4 million was incurred in the first six months of 1999. These amounts do not include the cost of computer equipment purchased to replace equipment that would have been upgraded in the normal course of business, but not necessarily prior to January 2000.

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

FORWARD LOOKING INFORMATION

        Certain statements in this document may be considered to be "forward looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995, such as statements that include the words or phrases "will result in", "is expected to", "are continuing to", "is anticipated", "estimate", "project", or similar expressions. Such statements are subject to certain risks and uncertainties. The factors which could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Corporation's public filings with the Securities and Exchange Commission and specifically to: risks or uncertainties associated with the Corporation's expectations with respect to its profitability or business retention estimates or with respect to premium price increases or the non-renewal of underpriced insurance accounts; and, more generally, to: general economic conditions including changes in interest rates and the performance of the financial markets, changes in domestic and foreign laws, regulations and taxes, changes in competition and pricing environments, regional or general changes in asset valuations, the occurrence of significant natural disasters, the development of major year 2000 liabilities, the inability to reinsure certain risks economically, the adequacy of loss reserves, as well as general market conditions, competition, pricing and restructurings.

                           PART II. OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Shareholders of The Chubb Corporation was held on April 27, 1999. Matters submitted to Shareholders at the meeting were as follows:

        Votes were cast in the following manner in connection with the election of each Director to serve until the next Annual Meeting of Shareholders.

                                                                  Votes Against
Director                                     Votes For             or Withheld
--------                                     ---------            -------------
Zoe Baird                                   137,081,039             2,156,144
John C. Beck                                137,166,613             2,070,570
Sheila P. Burke                             137,179,570             2,057,613
James I. Cash, Jr.                          137,153,831             2,083,352
Percy Chubb, III                            137,173,562             2,063,621
Joel J. Cohen                               136,749,927             2,487,256
James M. Cornelius                          137,172,392             2,064,791
David H. Hoag                               137,171,490             2,065,693
Thomas C. MacAvoy                           137,141,817             2,095,366
Dean R. O'Hare                              137,107,282             2,129,901
Warren B. Rudman                            137,138,536             2,098,647
David G. Scholey                            136,768,155             2,469,028
Raymond G. H. Seitz                         137,162,107             2,075,076
Lawrence M. Small                           137,167,003             2,070,180
James M. Zimmerman                          136,016,731             3,220,452

        There were no broker non-votes cast.

        Votes were cast in the following manner in connection with the proposal to approve the Shareholder Proposal that all future stock option grants to senior executives shall be performanced-based.

                                             Votes For         Votes Against
                                             ---------         -------------
                                             38,752,718         76,043,588

        There were 1,951,370 abstaining votes and 22,489,507 broker non-votes cast.

        Votes were cast in the following manner in connection with the proposal to approve the Shareholder Proposal to amend the Corporation's by-laws with respect to the Corporation's Rights Plan.

                                             Votes For         Votes Against
                                             ---------         -------------
                                             72,272,843         31,486,502

        There were 12,936,771 abstaining votes and 22,541,067 broker non-votes cast.

        As noted in the proxy statement distributed prior to the Annual Meeting, in the opinion of New Jersey legal counsel, the by-law proposed is invalid under New Jersey law. Accordingly, the Corporation will not treat this proposal as part of the Corporation's by-laws.

        Votes were cast in the following manner in connection with the proposal to approve the selection of Ernst & Young LLP as the independent auditors of the Registrant for the year 1999.

                                             Votes For         Votes Against
                                             ---------         -------------
                                            138,625,014            201,456

        There were 410,713 abstaining votes and no broker non-votes cast.

Item 6 - Exhibits and Reports on Form 8-K

A.  Exhibits

    Exhibit 27 - Financial Data Schedule
    - Financial Data Schedule filed herewith.

B. Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended June 30, 1999.


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


Date: August 13, 1999