Form 10-Q
period 1999-09-30
CHUBB CORP
filed 1999-11-15
CIK 20171

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                Washington, D. C.

                                      20549

                                    FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
    ACT OF 1934

For the quarterly period ended     September 30, 1999

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


                   YES       X          NO


         The number of shares of common stock outstanding as of October 31, 1999 was 175,936,356.

                              THE CHUBB CORPORATION
                                      INDEX



                                                                     Page Number

Part I.   Financial Information:

  Item 1 - Financial Statements:

    Consolidated Balance Sheets as of
     September 30, 1999 and December 31, 1998.....................        1


    Consolidated Statements of Income for the
     Three Months and Nine Months Ended
     September 30, 1999 and 1998..................................        2


    Consolidated Statements of Comprehensive Income
     for the Three Months and Nine Months Ended
     September 30, 1999 and 1998..................................        3


    Consolidated Statements of Cash Flows for the
     Nine Months Ended September 30, 1999 and 1998................        4


    Notes to Consolidated Financial Statements....................        5


  Item  2 - Management's Discussion and Analysis
    of Financial Condition and Results of Operations..............       10


Part II.  Other Information:

  Item 6 - Exhibits and Reports on Form 8-K.......................       20

                              THE CHUBB CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                          Sept. 30,    Dec. 31,
                                                             1999        1998
                                                          ---------    --------
                                                              (in millions)
Assets

  Invested Assets
    Short Term Investments............................... $   957.8   $   344.2
    Fixed Maturities
      Held-to-Maturity - Tax Exempt (market $1,895.2
       and $2,140.2).....................................   1,819.4     2,002.2
      Available-for-Sale
       Tax Exempt (cost $7,868.4 and $6,509.3)...........   7,953.4     6,935.1
       Taxable (cost $4,827.2 and $4,259.0)..............   4,773.9     4,381.6
    Equity Securities (cost $657.8 and $1,002.6).........     648.2     1,092.2
                                                          ---------   ---------

           TOTAL INVESTED ASSETS.........................  16,152.7    14,755.3
  Cash...................................................      19.5         8.3
  Accrued Investment Income..............................     230.9       221.0
  Premiums Receivable....................................   1,245.2     1,199.3
  Reinsurance Recoverable on Unpaid Claims...............   1,592.3     1,306.6
  Prepaid Reinsurance Premiums...........................     244.7       134.6
  Funds Held for Asbestos-Related Settlement.............     599.1       607.4
  Deferred Policy Acquisition Costs......................     798.1       728.7
  Real Estate Assets.....................................     706.1       746.0
  Deferred Income Tax....................................     601.1       320.8
  Goodwill...............................................     512.1           -
  Other Assets...........................................   1,008.0       718.0
                                                          ---------   ---------

           TOTAL ASSETS.................................. $23,709.8   $20,746.0
                                                          =========   =========

Liabilities

  Unpaid Claims.......................................... $11,826.5   $10,356.5
  Unearned Premiums......................................   3,368.6     2,915.7
  Long Term Debt.........................................     792.6       607.5
  Dividend Payable to Shareholders.......................      56.4        50.3
  Accrued Expenses and Other Liabilities.................   1,335.0     1,171.9
                                                          ---------   ---------

           TOTAL LIABILITIES.............................  17,379.1    15,101.9
                                                          ---------   ---------

Shareholders' Equity

  Common Stock - $1 Par Value; 177,016,691 and
   175,989,202 Shares....................................     177.0       176.0
  Paid-In Surplus........................................     412.0       546.7
  Retained Earnings......................................   5,901.2     5,604.0
  Accumulated Other Comprehensive Income
   Unrealized Appreciation of Investments, Net of Tax....      14.4       414.7
   Foreign Currency Translation Losses, Net of Tax.......     (45.4)      (36.0)
  Receivable from Employee Stock Ownership Plan..........     (80.7)      (86.3)
  Treasury Stock, at Cost - 758,389 and
   13,722,376 Shares.....................................     (47.8)     (975.0)
                                                          ---------   ---------

           TOTAL SHAREHOLDERS' EQUITY....................   6,330.7     5,644.1
                                                          ---------   ---------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.... $23,709.8   $20,746.0
                                                          =========   =========

See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                           PERIODS ENDED SEPTEMBER 30


                                           Third Quarter         Nine Months
                                           1999      1998      1999      1998
                                                      (in millions)
Revenues
  Premiums Earned....................... $1,452.1  $1,328.4  $4,209.4  $3,966.9
  Investment Income.....................    230.0     205.4     654.8     613.8
  Real Estate...........................     21.8      23.1      78.5      70.7
  Realized Investment Gains.............      5.4      36.3      82.8     126.7
                                         --------  --------  --------  --------

         Total Revenues.................  1,709.3   1,593.2   5,025.5   4,778.1
                                         --------  --------  --------  --------

Claims and Expenses
  Insurance Claims......................  1,125.2     889.2   2,957.5   2,589.4
  Amortization of Deferred Policy
   Acquisition Costs....................    388.7     368.5   1,136.1   1,096.3
  Other Insurance Operating Costs
   and Expenses.........................     98.9      93.1     281.2     277.2
  Real Estate Cost of Sales and Expenses     22.7      24.0      81.1      73.4
  Investment Expenses...................      3.0       2.3      11.2      10.2
  Corporate Expenses....................     14.8       8.9      39.9      22.7
  Restructuring Charge..................        -         -         -      40.0
                                         --------  --------  --------  --------

         Total Claims and Expenses......  1,653.3   1,386.0   4,507.0   4,109.2
                                         --------  --------  --------  --------

Income Before Federal and Foreign
 Income Tax.............................     56.0     207.2     518.5     668.9
Federal and Foreign Income Tax (Credit).    (21.3)     33.8      61.0     119.5
                                         --------  --------  --------  --------

Net Income.............................. $   77.3  $  173.4  $  457.5  $  549.4
                                         ========  ========  ========  ========

Average Common Shares Outstanding.......    172.9     164.2     165.2     166.7
Average Common and Potentially Dilutive
 Shares Outstanding.....................    175.1     167.0     167.4     169.9

Net Income Per Share

 Basic..................................     $.45     $1.05     $2.77     $3.29
 Diluted................................      .44      1.04      2.73      3.24

Dividends Declared Per Share............      .32       .31       .96       .93





See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           PERIODS ENDED SEPTEMBER 30


                                            Third Quarter         Nine Months
                                            1999      1998      1999      1998
                                                      (in millions)

Net Income................................ $  77.3   $173.4    $ 457.5   $549.4
                                           -------   ------    -------   ------

Other Comprehensive Income (Loss)
  Change in Unrealized Appreciation
   of Investments, Net of Tax.............  (113.7)   (38.3)    (400.3)   (24.0)
  Foreign Currency Translation Losses,
   Net of Tax.............................    (1.0)    (5.6)      (9.4)   (12.1)
                                           -------   ------    -------   ------
                                            (114.7)   (43.9)    (409.7)   (36.1)
                                           -------   ------    -------   ------

Comprehensive Income (Loss)............... $ (37.4)  $129.5    $  47.8   $513.3
                                           =======   ======    =======   ======











See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30

                                                            1999         1998
                                                            ----         ----
                                                               (in millions)
Cash Flows from Operating Activities
  Net Income............................................ $   457.5   $   549.4
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities
    Increase in Unpaid Claims, Net......................     578.5        463.0
    Increase in Unearned Premiums, Net..................      90.0        169.6
    Decrease (Increase) in Premiums Receivable..........       4.4        (21.4)
    Increase in Deferred Policy Acquisition Cost........     (14.2)       (43.4)
    Change in Deferred Federal Income Tax...............     (17.1)        (8.0)
    Depreciation........................................      48.1         40.6
    Realized Investment Gains...........................     (82.8)      (126.7)
    Other, Net..........................................      42.5          4.8
                                                         ---------     --------

  Net Cash Provided by Operating Activities.............   1,106.9      1,027.9
                                                         ---------     --------

Cash Flows from Investing Activities
  Proceeds from Sales of Fixed Maturities...............   1,127.4      1,411.7
  Proceeds from Maturities of Fixed Maturities..........     647.2        602.1
  Proceeds from Sales of Equity Securities..............     912.0        296.3
  Purchases of Fixed Maturities.........................  (2,561.9)    (2,553.8)
  Purchases of Equity Securities........................    (420.1)      (484.6)
  Purchase of Interest in Hiscox plc....................    (145.3)           -
  Decrease (Increase) in Short Term Investments, Net....    (417.6)       165.2
  Other, Net............................................      (2.8)       (57.5)
                                                         ---------    ---------
  Net Cash Used in Investing Activities.................    (861.1)      (620.6)
                                                         ---------    ---------

Cash Flows from Financing Activities
  Proceeds from Issuance Long Term Debt.................         -        400.3
  Repayment of Long Term Debt...........................     (14.9)      (161.3)
  Dividends Paid to Shareholders........................    (154.2)      (153.1)
  Repurchase of Shares..................................     (94.1)      (534.7)
  Other, Net............................................      28.6         47.0
                                                         ---------    ---------
  Net Cash Used in Financing Activities.................    (234.6)      (401.8)
                                                         ---------    ---------

Net Increase in Cash....................................      11.2          5.5

Cash at Beginning of Year...............................       8.3         11.5
                                                         ---------    ---------

  Cash at End of Period................................. $    19.5    $    17.0
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

2)  Adoption of New Accounting Pronouncement

               Effective January 1, 1999, the Corporation adopted Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which was issued by the American Institute of Certified Public Accountants. The SOP requires that certain costs incurred to develop or obtain computer software for internal use should be capitalized and amortized over the software's expected useful life. Prior to 1999, the Corporation expensed all development costs of internal use computer software. The SOP has been applied prospectively. Adoption of SOP 98-1 resulted in an increase to net income of $11.5 million or $.07 per diluted share for the nine months ended September 30, 1999.

3)  Business Acquisition
               In July 1999, the Corporation completed its acquisition of Executive Risk Inc. Executive Risk is a specialty insurance company offering directors and officers, errors and omissions and professional liability coverages.

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

               The acquisition has been accounted for using the purchase method of accounting. Therefore, the results of operations of Executive Risk are included in the Corporation's consolidated results of operations from the date of acquisition. The assets and liabilities of Executive Risk were recorded at their estimated fair values at the date of acquisition. The value of the stock options assumed by the Corporation has been included in the purchase price. The excess of the purchase price over the estimated fair value of the net assets acquired, in the amount of approximately $517 million, has been recorded as goodwill and is being amortized over 26 years.

               Since the acquisition is a noncash transaction, it has been excluded from the statement of cash flows. The details of the acquisition were as follows: fair value of assets acquired, including goodwill, $2,442 million; fair value of liabilities assumed, $1,622 million; and fair value of common stock issued and options assumed, $820 million.

4)  Investments

               Short term investments, which have an original maturity of one year or less, are carried at amortized cost which approximates market value. Fixed maturities classified as held-to-maturity are carried at amortized cost. Fixed maturities classified as available-for-sale and equity securities are carried at market value as of the balance sheet date.

               The net change in unrealized appreciation or depreciation of investments carried at market value was as follows:

                                                 Periods Ended September 30
                                              Third Quarter       Nine Months
                                              -------------       -----------
                                              1999     1998      1999     1998
                                              ----     ----      ----     ----
                                                       (in millions)
     Change in unrealized appreciation or
      depreciation of equity securities.... $ (29.4) $(193.8)  $ (99.2) $(148.9)
     Change in unrealized appreciation of
      fixed maturities.....................  (145.6)   134.9    (516.7)   111.9
                                            -------  -------   -------  -------
                                             (175.0)   (58.9)   (615.9)   (37.0)
     Deferred income tax credit............   (61.3)   (20.6)   (215.6)   (13.0)
                                            -------  -------   -------  -------
     Change in unrealized appreciation of
      investments, net..................... $(113.7) $ (38.3)  $(400.3) $ (24.0)
                                            =======  =======   =======  =======

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

6)  Earnings Per Share

               The following table sets forth the computation of basic and diluted earnings per share:

                                                Periods Ended September 30
                                                --------------------------
                                            Third Quarter         Nine Months
                                            -------------         -----------
                                            1999      1998      1999      1998
                                            ----      ----      ----      ----
                                                       (in millions,
                                                 except per share amounts)
Basic earnings per share:
  Net income............................... $ 77.3   $173.4     $457.5   $549.4
                                            ======   ======     ======   ======

  Weighted average number of common
   shares outstanding......................  172.9    164.2      165.2    166.7
                                            ======   ======     ======   ======

  Basic earnings per share................. $  .45   $ 1.05     $ 2.77   $ 3.29
                                            ======   ======     ======   ======

Diluted earnings per share:
  Net income............................... $ 77.3   $173.4     $457.5   $549.4
                                            ======   ======     ======   ======

  Weighted average number of common
   shares outstanding......................  172.9    164.2      165.2    166.7
  Additional shares from assumed exercise
   of stock-based compensation awards......    2.2      2.8        2.2      3.2
                                            ------   ------     ------   ------

  Weighted average number of common shares
  and potential common shares assumed
   outstanding for computing diluted
   earnings per share......................  175.1    167.0      167.4    169.9
                                            ======   ======     ======   ======

  Diluted earnings per share............... $  .44   $ 1.04     $ 2.73   $ 3.24
                                            ======   ======     ======   ======

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

         Revenues and income before income tax of the operating segments were as follows:

                                               Periods Ended September 30
                                               --------------------------
                                            Third Quarter        Nine Months
                                            -------------        -----------
                                           1999      1998      1999      1998
                                           ----      ----      ----      ----
                                                      (in millions)
Revenues
  Property and casualty insurance
    Premiums earned
      Personal......................... $  369.2  $  330.6   $1,069.6  $  965.7
      Standard commercial..............    484.1     492.5    1,477.4   1,481.4
      Specialty commercial.............    598.8     505.3    1,662.4   1,519.8
                                        --------  --------   --------  --------
                                         1,452.1   1,328.4    4,209.4   3,966.9

    Investment income..................    214.9     189.8      610.2     566.5
                                        --------  --------   --------  --------

      Total property and casualty
       insurance.......................  1,667.0   1,518.2    4,819.6   4,533.4

  Corporate and other..................     36.9      38.7      123.1     118.0
  Realized investment gains............      5.4      36.3       82.8     126.7
                                        --------  --------   --------  --------

      Total revenues................... $1,709.3  $1,593.2   $5,025.5  $4,778.1
                                        ========  ========   ========  ========


Income (loss) before income tax
  Property and casualty insurance
    Underwriting
      Personal......................... $  (23.9)   $ 31.6   $   56.6   $ 114.6
      Standard commercial..............   (127.9)    (78.4)    (303.3)   (257.5)
      Specialty commercial.............      (.2)     18.0       74.7     117.6
                                        --------    ------   --------   -------
                                          (152.0)    (28.8)    (172.0)    (25.3)
      Increase (decrease) in deferred
       policy acquisition costs........     (3.4)     10.3       14.2      43.4
                                        --------    ------   --------   -------

      Underwriting income (loss).......   (155.4)    (18.5)    (157.8)     18.1

    Investment income..................    212.2     187.7      600.6     558.0

    Amortization of goodwill and
     other charges.....................     (5.3)     (3.9)      (7.6)    (14.1)

    Restructuring charge...............        -         -          -     (40.0)
                                        --------    ------   --------   -------

      Total property and casualty
       insurance.......................     51.5     165.3      435.2     522.0

  Corporate and other..................      (.9)      5.6         .5      20.2
  Realized investment gains............      5.4      36.3       82.8     126.7
                                        --------    ------   --------   -------

      Total income before income tax... $   56.0    $207.2   $  518.5   $ 668.9
                                        ========    ======   ========   =======

8)        Restructuring Charge

               In the first quarter of 1998, a restructuring charge of $40 million was recorded related to the implementation of a cost control initiative. Of the $40 million restructuring charge, $30 million was comprised of accruals for providing enhanced pension benefits and postretirement medical benefits to employees who accepted an early retirement incentive offer and $5 million was severance costs for employees who were terminated. The remainder of the charge was for other expenses such as the cost of outplacement services. The initiative was substantially completed in 1998 with no significant differences from original estimates. The liabilities related to the enhanced pension and postretirement medical benefits were included in the pension and postretirement medical benefits liabilities, which will be reduced as benefit payments are made over time. Of the other restructuring costs, approximately $1.5 million remained unpaid at September 30, 1999.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
             AND FOR THE QUARTERS ENDED SEPTEMBER 30, 1999 AND 1998


SUMMARY OF FINANCIAL RESULTS

        The following is a summary of the Corporation's operating results for the third quarter and nine months ended September 30, 1999 and 1998:

                                           Periods Ended September 30
                                           --------------------------
                                      Third Quarter           Nine Months
                                      -------------           -----------
                                    1999        1998       1999        1998
                                    ----        ----       ----        ----
                                                 (in millions)
PROPERTY AND CASUALTY INSURANCE
 Underwriting
  Net Premiums Written........... $1,459.7    $1,366.7   $4,299.4    $4,136.5
  Increase in Unearned Premiums..     (7.6)      (38.3)     (90.0)     (169.6)
                                  --------    --------   --------    --------
     Premiums Earned.............  1,452.1     1,328.4    4,209.4     3,966.9
                                  --------    --------   --------    --------
  Claims and Claim Expenses......  1,125.2       889.2    2,957.5     2,589.4
  Operating Costs and Expenses...    467.6       459.1    1,392.0     1,376.3
  Decrease (Increase) in Deferred
   Policy Acquisition Costs......      3.4       (10.3)     (14.2)      (43.4)
  Dividends to Policyholders.....     11.3         8.9       31.9        26.5
                                  --------    --------   --------    --------
  Underwriting Income (Loss).....   (155.4)      (18.5)    (157.8)       18.1
                                  --------    --------   --------    --------

 Investments
  Investment Income Before
   Expenses......................    214.9       189.8      610.2       566.5
  Investment Expenses............      2.7         2.1        9.6         8.5
                                  --------    --------   --------    --------
  Investment Income..............    212.2       187.7      600.6       558.0
                                  --------    --------   --------    --------

 Amortization of Goodwill and
  Other Charges..................     (5.3)       (3.9)      (7.6)      (14.1)

 Restructuring Charge............        -           -          -       (40.0)
                                  --------    --------   --------    --------

 Property and Casualty Income....     51.5       165.3      435.2       522.0


CORPORATE AND OTHER..............      (.9)        5.6         .5        20.2
                                  --------    --------   --------    --------

CONSOLIDATED OPERATING INCOME
 BEFORE INCOME TAX...............     50.6       170.9      435.7       542.2

Federal and Foreign Income Tax
 (Credit)........................    (24.2)       21.1       31.0        75.2
                                  --------    --------   --------    --------

CONSOLIDATED OPERATING INCOME....     74.8       149.8      404.7       467.0

REALIZED INVESTMENT GAINS,
 AFTER INCOME TAX................      2.5        23.6       52.8        82.4
                                  --------    --------   --------    --------

CONSOLIDATED NET INCOME.......... $   77.3    $  173.4   $  457.5    $  549.4
                                  ========    ========   ========    ========

ACQUISITION OF EXECUTIVE RISK INC.

         In July 1999, the Corporation completed its acquisition of Executive Risk Inc. Executive Risk is a specialty insurance company offering directors and officers, errors and omissions and professional liability coverages.

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

         The acquisition has been accounted for using the purchase method of accounting. Therefore, the results of operations of Executive Risk are included in the Corporation's consolidated results of operations from the date of acquisition. The assets and liabilities of Executive Risk were recorded at their estimated fair values at the date of acquisition. The value of the stock options assumed by the Corporation has been included in the purchase price. The excess of the purchase price over the estimated fair value of the net assets acquired, in the amount of approximately $517 million, has been recorded as goodwill and is being amortized over 26 years.

PROPERTY AND CASUALTY INSURANCE

         Earnings from our property and casualty business were lower in the first nine months of 1999 compared with the same period of 1998. The decrease in 1999 was due to deterioration in underwriting results caused in large part by substantially higher catastrophe losses and continued weakness in the standard commercial classes, which include multiple peril, casualty and workers' compensation. Investment income increased in the first nine months of 1999 compared with 1998. Property and casualty income before taxes amounted to $435.2 million in the first nine months of 1999 and $51.5 million in the third quarter compared with $522.0 million and $165.3 million, respectively, in 1998. Property and casualty earnings in 1998 reflect a first quarter charge of $40 million related to the implementation of a cost control initiative.

         Net premiums written were $4.3 billion in the first nine months of 1999, an increase of 3.9% compared with the same period in 1998. Net premiums written were $1.5 billion in the third quarter of 1999, an increase of 6.8% over the comparable period of 1998. Excluding premiums written by Executive Risk, premium growth was 2.0% for the nine month period and 1.1% for the third quarter. Premium growth in personal lines remained strong. In commercial lines, intense competition in the worldwide marketplace has made profitable premium growth difficult, particularly in the standard commercial classes. However, our strategy to increase the pricing in the standard commercial classes has shown success in the first nine months of 1999. Further, we believe that many of our competitors have also insisted on higher prices in recent months. As a result, the pricing outlook in the standard commercial classes is considerably brighter than it was at the outset of 1999. Substantial premium growth in the first nine months of 1999 was achieved outside the United States, particularly in Europe, our largest foreign market.

         Underwriting results were unprofitable in the first nine months of 1999 compared with marginally profitable results in 1998. Underwriting results were unprofitable in the third quarter of both 1999 and 1998, but more so in 1999. Our combined loss and expense ratio was 103.4% in the first nine months of 1999 and 110.4% in the third quarter compared with 99.2% and 101.2%, respectively, in 1998.

         The loss ratio was 70.8% for the first nine months of 1999 and 78.1% for the third quarter compared with 65.7% and 67.4%, respectively, in the prior year. The loss ratios in both years were adversely affected by significant catastrophe losses. Catastrophe losses during the first nine months of 1999 amounted to $221.9 million which represented 5.3 percentage points of the loss ratio compared with $160.8 million or 4.1 percentage points in 1998. Catastrophe losses for the third quarter of 1999 amounted to $135.0 million or 9.4 percentage points of the loss ratio compared with $68.8 million or 5.2 percentage points in 1998. The 1999 catastrophe losses resulted primarily from weather-related events in the United States: winter storms in the first quarter, wind storms and tornadoes in the second quarter and Hurricane Floyd in the third quarter. The 1998 catastrophe losses resulted primarily from the winter ice storms in Canada in the first quarter, the wind and hail storms in the United States in the second quarter and Hurricane Georges in Puerto Rico in the third quarter.

         Our expense ratio was 32.6% for the first nine months of 1999 and 32.3% for the third quarter compared with 33.5% and 33.8%, respectively, in 1998. The lower ratio in 1999 was due to salary and overhead expenses remaining flat compared with the first nine months of 1998. Such expenses were flat due primarily to a cost control initiative implemented during 1998 and, to a lesser extent, a change in accounting that resulted in the capitalization of certain costs incurred to develop computer software for internal use. The cost control initiative resulted in approximately 500 job reductions in the home office and the branch network through a combination of early retirements, terminations and attrition. Other savings resulted from vendor management and lower consulting expenses and other operating costs.

         In the first quarter of 1998, we recorded a restructuring charge of $40 million related to the implementation of the cost control initiative. Of the $40 million restructuring charge, $30 million was comprised of accruals for providing enhanced pension benefits and postretirement medical benefits to employees who accepted an early retirement incentive offer and $5 million was severance costs for employees who were terminated. The remainder of the charge was for other expenses such as the cost of outplacement services. The initiative was substantially completed in 1998 with no significant differences from original estimates. The liabilities related to the enhanced pension and postretirement medical benefits were included in the pension and postretirement medical benefits liabilities, which will be reduced as benefit payments are made over time. Of the other restructuring costs, approximately $1.5 million remained unpaid at September 30, 1999.

         Underwriting results during 1999 and 1998 by class of business were as follows:

                                           Nine Months Ended September 30
                                           ------------------------------
                                         Net Premiums       Combined Loss and
                                           Written           Expense Ratios
                                           -------           --------------
                                       1999       1998       1999     1998
                                       ----       ----       ----     ----
                                        (in millions)
Personal Insurance
  Automobile........................ $  257.5   $  233.1      90.1%    87.7%
  Homeowners........................    620.5      551.1     103.5     93.3
  Other.............................    266.2      242.9      69.2     67.8
                                     --------   --------     -----    -----
      Total Personal                  1,144.2    1,027.1      92.5     86.0
                                     --------   --------     -----    -----

Commercial Insurance
  Multiple Peril....................    537.3      576.9     134.3    122.1
  Casualty..........................    631.1      673.3     116.4    114.9
  Workers' Compensation.............    221.4      238.0     112.7    113.1
                                     --------   --------     -----    -----
      Total Standard Commercial       1,389.8    1,488.2     122.9    117.4
                                     --------   --------     -----    -----

  Property and Marine...............    389.5      414.5     111.8    112.0
  Executive Protection..............    792.6      709.1      84.3     75.6
  Financial Institutions............    298.4      296.2      95.2     83.8
  Other.............................    284.9      201.4      90.6    102.3
                                     --------   --------     -----    -----
      Total Specialty Commercial      1,765.4    1,621.2      93.5     90.0
                                     --------   --------     -----    -----

      Total Commercial                3,155.2    3,109.4     107.2    103.5
                                     --------   --------     -----    -----

      Total                          $4,299.4   $4,136.5     103.4%    99.2%
                                     ========   ========     =====    =====

                                             Quarter Ended September 30
                                             --------------------------
                                         Net Premiums       Combined Loss and
                                           Written           Expense Ratios
                                           -------           --------------
                                       1999       1998       1999     1998
                                       ----       ----       ----     ----
                                        (in millions)
Personal Insurance
  Automobile........................ $   91.0   $   80.9      97.8%    88.1%
  Homeowners........................    223.8      199.2     120.5     92.3
  Other.............................     89.0       82.7      69.1     74.9
                                     --------   --------     -----    -----
      Total Personal                    403.8      362.8     103.4     87.2
                                     --------   --------     -----    -----

Commercial Insurance
  Multiple Peril....................    171.3      187.1     149.7    126.3
  Casualty..........................    199.4      212.6     119.3    109.9
  Workers' Compensation.............     64.6       68.5     111.6    119.8
                                     --------   --------     -----    -----
      Total Standard Commercial         435.3      468.2     130.4    117.9
                                     --------   --------     -----    -----

  Property and Marine...............    128.0      129.2     130.2    116.8
  Executive Protection..............    301.8      241.4      84.9     77.6
  Financial Institutions............     85.6       96.4     107.1     87.9
  Other.............................    105.2       68.7      88.6    116.3
                                     --------   --------     -----    -----
      Total Specialty Commercial        620.6      535.7      98.9     94.5
                                     --------   --------     -----    -----

      Total Commercial                1,055.9    1,003.9     112.8    105.9
                                     --------   --------     -----    -----

      Total                          $1,459.7   $1,366.7     110.4%   101.2%
                                     ========   ========     =====    =====

  PERSONAL INSURANCE

         Premiums from personal insurance coverages, which represent 27% of the premiums written by our property and casualty subsidiaries, increased by 11.4% in the first nine months of 1999 and 11.3% in the third quarter compared with the similar periods in 1998. We continued to grow our personal lines business with the in-force policy count increasing by about 10% on an annualized basis for automobile, homeowners and other personal business. Premiums outside the United States grew significantly in the first nine months of 1999, although from a small base.

         Our personal insurance business produced highly profitable underwriting results in the first nine months of 1999 and 1998, but more so in 1998. Results were unprofitable in the third quarter of 1999 due to significant catastrophe losses in the homeowners class. In the comparable period of 1998, results were highly profitable. The combined loss and expense ratio for our personal insurance business was 92.5% for the first nine months of 1999 and 103.4% for the third quarter compared with 86.0% and 87.2%, respectively, in 1998.

         Homeowners results were modestly unprofitable in the first nine months of 1999 compared with profitable results in 1998, due to an increase in both catastrophe and non-catastrophe related losses, the latter due in part to one $7 million loss in the first quarter. Homeowners results were highly unprofitable in the third quarter of 1999 due to substantial catastrophe losses. Catastrophe losses represented 16.3 percentage points of the loss ratio for this class in the first nine months of 1999 and 31.0 percentage points in the third quarter compared with 10.9 percentage points and 8.5 percentage points, respectively, in 1998.

         Our automobile business produced profitable results in the first nine months of 1999 and 1998 due primarily to stable loss frequency and severity. Results deteriorated somewhat in the third quarter of 1999 due to higher severity on liability claims.

         Other personal coverages, which include insurance for personal valuables and excess liability, produced highly profitable results in 1999 and 1998 due to continued favorable loss experience.

  STANDARD COMMERCIAL INSURANCE

         Premiums from standard commercial insurance, which represent 32% of our total writings, decreased by 6.6% in the first nine months of 1999 and 7.0% in the third quarter compared with the similar periods in 1998. The decreases were the result of the strategy we put in place in late 1998 to renew good business at adequate prices and not renew underperforming business where we cannot attain price adequacy. Retention levels were lower in the first nine months of 1999 compared with the same period in 1998. On the business that was renewed, rates have increased modestly yet steadily in the first nine months of 1999 and we expect this trend to continue. It will take at least two renewal cycles to adequately reprice the entire standard commercial book and during that time we will continue to have losses from underpriced business. Thus, it will be mid-2000 before these actions are expected to have a significant positive effect on our standard commercial results.

         Our standard commercial insurance business produced highly unprofitable underwriting results in 1999 and 1998. The combined loss and expense ratio was 122.9% for the first nine months of 1999 and 130.4% for the third quarter compared with 117.4% and 117.9%, respectively, in 1998.

         Multiple peril results were highly unprofitable in 1999 and 1998 due, in large part, to inadequate prices. Results in the property component of this business deteriorated in the first nine months of 1999 due in part to several large overseas losses. Results in the liability component deteriorated in the third quarter of 1999 due primarily to a higher frequency of large losses. Catastrophe losses represented 12.2 percentage points of the loss ratio for this class in the first nine months of 1999 and 25.1 percentage points in the third quarter compared with 10.8 percentage points and 18.1 percentage points, respectively, in 1998.

         Results for our casualty business were unprofitable in 1999 and 1998. Casualty results were adversely affected in both years, but more so in 1998, by incurred losses relating to asbestos-related and toxic waste claims. The excess liability component of our casualty coverages produced unprofitable underwriting results in 1999 compared with breakeven results in 1998. Excess liability results in the third quarter of 1998 benefited from favorable development on several old case reserves. Results for the primary liability component were highly unprofitable in the first nine months of both years. Results in the automobile component were also highly unprofitable in 1999 and 1998. Our commercial automobile book of business is inadequately priced, a consequence of the prolonged soft market.

         Workers' compensation results were unprofitable in 1999 and 1998. Results in both periods reflect the cumulative effect of price reductions over the past several years.

  SPECIALTY COMMERCIAL INSURANCE

         Premiums from specialty commercial insurance, which represent 41% of our total writings, increased by 8.9% in the first nine months of 1999 and 15.8% in the third quarter compared with the same periods a year ago. Excluding premiums written by Executive Risk, premium growth was 4.3% for the nine month period and 2.0% for the third quarter. A competitive market continues to put prices under pressure for this business. Our strategy of working closely with our customers and our ability to differentiate our products continue to enable us to renew a large percentage of our executive protection and financial institutions business. Property and marine premiums decreased in 1999 due to the effect on retention levels of pricing initiatives and non-renewing certain unprofitable accounts. Other specialty commercial business includes $54 million of premiums in the first nine months of 1999 from our new Chubb Re operation.

         Our specialty commercial business produced profitable underwriting results in both 1999 and 1998. The combined loss and expense ratio was 93.5% for the first nine months of 1999 and 98.9% for the third quarter compared with 90.0% and 94.5%, respectively, in 1998.

         Property and marine results were similarly unprofitable in the first nine months of 1999 and 1998. The positive effect of the pricing initiatives and the culling of unprofitable accounts in 1999 was offset by higher catastrophe losses. Results in both years were adversely affected by large losses. Results in the third quarter of 1999 deteriorated due to the catastrophe losses as well as three large non-catastrophe losses that aggregated $19 million. Catastrophe losses represented 12.9 percentage points of the loss ratio for this class in the first nine months of 1999 and 15.8 percentage points in the third quarter compared with 8.1 percentage points and 14.7 percentage points, respectively, in 1998.

         Executive protection results were highly profitable in 1999 and 1998 due to favorable loss experience on worldwide business, particularly in the directors and officers liability and fiduciary liability components. Our financial institutions business produced profitable results in the first nine months of 1999 and 1998. However, executive protection and financial institutions results were less profitable in 1999 due to the less adequate prices in recent years. Results in our financial institutions business were unprofitable in the third quarter of 1999 due primarily to several large fidelity losses as well as losses from Hurricane Floyd.

         Our other specialty commercial classes produced profitable results in 1999 compared with slightly unprofitable results in the first nine months of 1998. Our surety business produced highly profitable results in the first nine months of both years. Results in our aviation business were unprofitable in both years, particularly in the third quarter of 1998.

LOSS RESERVES

         Gross loss reserves were $11,826.5 million and $10,356.5 million at September 30, 1999 and December 31, 1998, respectively. Reinsurance recoverables on such loss reserves were $1,592.3 million and $1,306.6 million at September 30, 1999 and December 31, 1998, respectively. The 1999 amounts include gross loss reserves of $990.3 million and reinsurance recoverable of $370.0 million related to Executive Risk.

         Loss reserves, net of reinsurance recoverable, increased by $1,184.3 million during the first nine months of 1999. The increase includes $605.8 million of net reserves assumed upon the acquisition of Executive Risk. Substantial reserve growth continued to occur in those liability classes, primarily excess liability and executive protection, that are characterized by delayed loss reporting and extended periods of settlement.

         Losses incurred related to asbestos and toxic waste claims were $35.5 million in the first nine months of 1999 and $51.0 million for the same period in 1998.

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

INVESTMENTS

         The growth in investment income in 1999 was due to an increase in invested assets since the third quarter of 1998, reflecting strong cash flow from operations over the period, partially offset by lower average yields on new investments. The effective tax rate on investment income was 15.4% in both the first nine months of 1999 and 1998. Investment income after taxes increased by 7.7% in the first nine months of 1999 and by 12.1% in the third quarter compared with the same periods in 1998. Excluding the investment income of Executive Risk, such growth was 5.0% in the first nine months of 1999 and 4.3% in the third quarter.

         New cash available for investment in the first nine months of 1999 was invested in tax-exempt bonds and, to a lesser extent, taxable bonds. During the first nine months of 1999, we reduced our equity securities portfolio by approximately $350 million with $145 million of the proceeds used to fund the purchase of a 27% interest in Hiscox plc, a leading U.K. personal and commercial specialty insurer.

         The property and casualty subsidiaries maintain sufficient investments in highly liquid, short term securities to provide for immediate cash needs. At September 30, 1999, such securities were at a higher than normal level due, in part, to the liquidation of a portion of the Executive Risk portfolio.

CORPORATE AND OTHER

         Corporate and other includes investment income earned on corporate invested assets, interest expense and other expenses not allocable to the operating subsidiaries, and the results of our real estate subsidiary. Corporate and other income before tax decreased to $0.5 million in the first nine months of 1999 from $20.2 million in the first nine months of 1998 due primarily to higher interest expense in 1999.

INVESTMENT GAINS AND LOSSES

         Decisions to sell securities are governed principally by considerations of investment opportunities and tax consequences. As a result, realized investment gains and losses may vary significantly from period to period. Net realized investment gains before taxes were $82.8 million in the first nine months of 1999 compared with net gains of $126.7 million for the same period in 1998.

CAPITAL RESOURCES

         In March 1997, the Board of Directors authorized the repurchase of up to 17,500,000 shares of common stock. In July 1998, the Board of Directors authorized the repurchase of up to an additional 12,500,000 shares. Through September 30, 1999, the Corporation repurchased 19,591,600 shares under the 1997 and 1998 authorizations, including 1,596,700 shares repurchased in open-market transactions in the first nine months of 1999 at a cost of $94.1 million. As of September 30, 1999, 10,408,400 shares remained under the current share repurchase authorizations.

         The Corporation's $200 million short term revolving credit facility, which was to have terminated on July 7, 1999, was extended to July 5, 2000. There have been no borrowings under this agreement.

         Upon the acquisition of Executive Risk, its long-term debt obligations aggregating $200 million remained in place. Executive Risk has outstanding $75 million of unsecured 7.125% senior notes maturing in 2007. The senior notes may not be redeemed prior to maturity. Executive Risk Capital Trust, wholly-owned by Executive Risk, has outstanding $125 million of 8.675% mandatory redeemable capital securities. The capital securities are subject to mandatory redemption in 2027 or earlier in certain specified circumstances. Executive Risk Capital Trust, in turn, holds a similar amount of junior subordinated deferrable interest debentures of Executive Risk.

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

         We have completed remediation and testing procedures on all of our mainframe I/T systems, personal computers, servers, other non-mainframe computers and all related software. We believe that all such computer equipment and related software are now Year 2000 ready, including those at Executive Risk. We have also assessed our non-I/T systems and believe that the failure of any of these systems would have minimal impact on our operations.

         The Corporation and its subsidiaries have interaction with many third parties, including producers, reinsurers, financial institutions, vendors, suppliers and others. We continue to correspond with these third parties regarding their plans for Year 2000 readiness. We are in the final stages of developing business contingency plans to address mission critical operations that may be adversely impacted by the non-compliance of any third party with whom we interact. Those plans will be supplemented as necessary. We have electronic data interchanges with some third parties. We have completed physical testing of all such electronic data interchanges and believe that these interchanges are now Year 2000 ready.

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

         Our Year 2000 plans have been developed with the intention of minimizing the need for actual implementation of contingency activities. A substantial portion of 1999 has been used to monitor systems already remediated for Year 2000 for any unidentified problems and to perform additional remediation and testing as necessary. Nonetheless, in order to address any unexpected difficulties that may arise, we will keep our core Year 2000 readiness team intact until June 2000. Additionally, we are in the final stages of developing contingency plans to continue business in the unlikely event that one or more of our critical systems fail.

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

         We expect that the cost to address the Year 2000 IT systems issue, including compensation of employees and the cost of consultants, will approximate $36 million. Approximately $35 million was incurred as of September 30, 1999, of which $5 million was incurred in the first nine months of 1999. These amounts do not include the cost of computer equipment purchased to replace equipment that would have been upgraded in the normal course of business, but not necessarily prior to January 2000.

         An additional concern to the Corporation is the potential future impact of the Year 2000 issue on insurance coverages written by our property and casualty subsidiaries. The Year 2000 issue is a risk for some of our insureds and has been considered during the underwriting process similar to any other risk to which our customers may be exposed. It is possible that Year 2000 related losses may emerge that would adversely affect operating results in future periods. At this time, in the absence of any significant claims experience, management cannot determine the nature and extent of any claims, the availability of coverage for such claims or the likelihood of significant losses.

FORWARD LOOKING INFORMATION

         Certain statements in this document may be considered to be "forward looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995, such as statements that include the words or phrases "will result in", "is expected to", "are continuing to", "is anticipated", "estimate", "project", or similar expressions. Such statements are subject to certain risks and uncertainties. The factors which could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Corporation's public filings with the Securities and Exchange Commission and specifically to: risks or uncertainties associated with the Corporation's expectations with respect to its profitability or business retention and growth estimates or with respect to premium price increases or the non-renewal of underpriced insurance accounts as well as its expectations with respect to pending litigation matters; and, more generally, to: general economic conditions including changes in interest rates and the performance of the financial markets, changes in domestic and foreign laws, regulations and taxes, changes in competition and pricing environments, regional or general changes in asset valuations, the occurrence of significant natural disasters, the development of major Year 2000 liabilities, the inability to reinsure certain risks economically, the adequacy of loss reserves, as well as general market conditions, competition, pricing and restructurings.

                           PART II. OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

A.   Exhibits

     Exhibit 27- Financial Data Schedule

   - Financial Data Schedule filed herewith.

B.   Reports on Form 8-k

   - The Registrant filed a current report on Form 8-K on July 21, 1999 with respect to the announcement on July 20, 1999 that the Registrant had completed the previously announced acquisition of Executive Risk Inc.















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


Date: November 12, 1999