Form 10-K
period 1999-12-31
CHUBB CORP
filed 2000-03-27
CIK 20171

     AS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION ON MARCH 27, 2000
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES
      EXCHANGE ACT OF 1934
      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES
      EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM ________ TO________
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

Common Stock, par value $1 per share                                  New York Stock Exchange
Series B Participating Cumulative
  Preferred Stock Purchase Rights                                     New York Stock Exchange
(Title of each class)                                       (Name of each exchange on which registered)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant was $9,247,973,082 as of March 17, 2000.

                                  174,691,167
       Number of shares of common stock outstanding as of March 17, 2000

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of The Chubb Corporation 1999 Annual Report to Shareholders are incorporated by reference in Parts I, II and IV of this Form 10-K. Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders on April 25, 2000 are incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I.
ITEM 1.  BUSINESS

GENERAL

     The Chubb Corporation (the Corporation) was incorporated as a business corporation under the laws of the State of New Jersey in June 1967. The Corporation is a holding company with subsidiaries principally engaged in the property and casualty insurance business. The Corporation and its subsidiaries employed approximately 11,900 persons worldwide on December 31, 1999.

     In July 1999, the Corporation completed its acquisition of Executive Risk Inc. The results of operations of Executive Risk are included in the Corporation's consolidated results of operations from the date of acquisition. Executive Risk offers directors and officers, errors and omissions and professional liability coverages through its insurance subsidiaries, Executive Risk Indemnity Inc., Executive Risk Specialty Insurance Company and Quadrant Indemnity Company. Additional information related to the Corporation's acquisition of Executive Risk is included in Note (3) of the notes to consolidated financial statements incorporated by reference from the Corporation's 1999 Annual Report to Shareholders.

     Revenues, income before income tax and assets for each operating segment for the three years ended December 31, 1999 are included in Note (16) of the notes to consolidated financial statements incorporated by reference from the Corporation's 1999 Annual Report to Shareholders.

     The property and casualty insurance subsidiaries provide insurance coverages principally in the United States, Canada, Europe and parts of Australia, Latin America and the Far East. Revenues of the property and casualty insurance subsidiaries by geographic area for the three years ended December 31, 1999 are included in Note (16) of the notes to consolidated financial statements incorporated by reference from the Corporation's 1999 Annual Report to Shareholders.

PROPERTY AND CASUALTY INSURANCE

     The principal members of the Property and Casualty Insurance Group (the Group) are Federal Insurance Company (Federal), Pacific Indemnity Company (Pacific Indemnity), Vigilant Insurance Company (Vigilant), Great Northern Insurance Company (Great Northern), Chubb Custom Insurance Company (Chubb Custom), Chubb National Insurance Company (Chubb National), Chubb Indemnity Insurance Company (Chubb Indemnity), Chubb Insurance Company of New Jersey (Chubb New Jersey), Texas Pacific Indemnity Company, Northwestern Pacific Indemnity Company, Executive Risk Indemnity Inc., Executive Risk Specialty Insurance Company and Quadrant Indemnity Company in the United States, as well as Chubb Insurance Company of Canada, Chubb Insurance Company of Europe, S.A., Chubb Insurance Company of Australia Limited, Chubb do Brasil Companhia de Seguros and Chubb Atlantic Indemnity Ltd.

     Federal is the manager of Vigilant, Pacific Indemnity, Great Northern, Chubb National, Chubb Indemnity and Chubb New Jersey. Effective January 1, 2000, Federal became the manager of Executive Risk Indemnity Inc., Executive Risk Specialty Insurance Company and Quadrant Indemnity Company. Federal also provides certain services to other members of the Group. Acting subject to the supervision and control of the Boards of Directors of the members of the Group, the Chubb & Son division of Federal provides day to day executive management and operating personnel and makes available the economy and flexibility inherent in the common operation of a group of insurance companies.

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

  Premiums Written
     An analysis of the Group's premiums written during the past three years is shown in the following table:

                                     DIRECT          REINSURANCE      REINSURANCE          NET
                                    PREMIUMS          PREMIUMS         PREMIUMS          PREMIUMS
                                     WRITTEN         ASSUMED(A)        CEDED(A)          WRITTEN
YEAR                                --------         -----------      -----------        --------
                                                            (IN MILLIONS)
1997.............................    $5,524.4          $162.9           $239.3           $5,448.0
1998.............................     5,842.0           141.9            480.4            5,503.5
1999.............................     6,042.6           275.2            616.7            5,701.1

---------------
     (a) Intercompany items eliminated.

     Reinsurance premiums assumed and ceded in 1997 were affected by changes in reinsurance agreements with the Royal & Sun Alliance Insurance Group plc (Sun Alliance). These changes are described in Note (8) of the notes to consolidated financial statements incorporated by reference from the Corporation's 1999 Annual Report to Shareholders.

     The net premiums written during the last five years for major classes of the Group's business are incorporated by reference from page 16 of the Corporation's 1999 Annual Report to Shareholders.

     One or more members of the Group are licensed and transact business in each of the 50 states of the United States, the District of Columbia, Puerto Rico, the Virgin Islands, Canada, Europe and parts of Australia, Latin America and the Far East. In 1999, approximately 82% of the Group's direct business was produced in the United States, where the Group's businesses enjoy broad geographic distribution with a particularly strong market presence in the Northeast. The five states accounting for the largest amounts of direct premiums written were New York with 13%, California with 10% and New Jersey, Pennsylvania and Texas each with 5%. No other state accounted for 5% or more of such premiums. Approximately 10% of the Group's direct premiums written was produced in Europe and 4% was produced in Canada.

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

     The net premiums and the loss, expense and combined loss and expense ratios of the Group for the last five years are shown in the following table:

                                        NET PREMIUMS                                          COMBINED
                                       (IN MILLIONS)                                          LOSS AND
                                   ----------------------                      EXPENSE         EXPENSE
                                                                LOSS           RATIOS          RATIOS
YEAR                                WRITTEN      EARNED        RATIOS          -------        --------
1995.............................  $ 4,306.0    $ 4,147.2         64.7%           32.1%            96.8%
1996.............................    4,773.8      4,569.3         66.2            32.1             98.3
1997.............................    5,448.0      5,157.4         64.5            32.4             96.9
1998.............................    5,503.5      5,303.8         66.3            33.5             99.8
1999.............................    5,701.1      5,652.0         70.3            32.5            102.8
                                   ---------    ---------      -------         -------        ---------
 Total for five years ended
   December 31, 1999.............  $25,732.4    $24,829.7         66.6%           32.5%            99.1%
                                   =========    =========      =======         =======        =========

     The combined loss and expense ratios during the last five years for major classes of the Group's business are incorporated by reference from page 16 of the Corporation's 1999 Annual Report to Shareholders.

     Another frequently used measurement in the property and casualty insurance industry is the ratio of statutory net premiums written to policyholders' surplus. At December 31, 1999 and 1998, such ratio for the Group was 1.76 and 1.95, respectively.

  Producing and Servicing of Business

     In the United States and Canada, the Group is represented by approximately 4,500 independent agents and accepts business on a regular basis from an estimated 1,100 insurance brokers. In most instances, these agents and brokers also represent other companies which compete with the Group. The offices maintained by the Group assist these agents and brokers in producing and servicing the Group's business. In addition to the administrative offices in Warren, New Jersey, the Group operates 7 zone offices and branch and service offices throughout the United States and Canada.

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

     The existing reinsurance program of the Executive Risk insurance subsidiaries at the time of the acquisition was designed to limit the loss retained from a loss occurrence to an amount lower than that typically retained by the Group. Executive Risk has utilized reinsurance to a greater extent because its size has limited the amount of risk it could retain. Most of Executive Risk's reinsurance program has been left in place and will be reviewed during 2000.

     The collectibility of reinsurance is subject to the solvency of the reinsurers. The Group is selective in regard to its reinsurers, placing reinsurance with only those reinsurers with strong balance sheets and superior underwriting ability. The Group monitors the financial strength of its reinsurers on an ongoing basis. As a result, uncollectible amounts have not been significant.

     The Group has an exposure to insured losses caused by hurricanes, earthquakes, winter storms, windstorms and other catastrophic events. The frequency and severity of catastrophes are unpredict-able. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in an area affected by the event and the severity of the event. The Group continually assesses its concentration of underwriting exposures in catastrophe prone areas globally and develops strategies to manage this exposure through individual risk selection, subject to regulatory constraints, and through the purchase of catastrophe reinsurance. The Group uses modeling techniques and concentration management tools that allow it to better monitor and control catastrophe exposures. The Group maintains records showing concentrations of risk in catastrophe prone areas such as California (earthquake and brush fires) and the Southeast coast of the United States (hurricanes). The Group's current catastrophe reinsurance program provides coverage for individual catastrophic events of approximately 78% of losses between $100 million and $450 million in the United States and approximately 90% of losses between $25 million and $175 million outside the United States.

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

     The process of establishing the liability for unpaid claims and claim adjustment expenses is a complex and imprecise science that reflects significant judgmental factors. This is true because claim settlements to be made in the future will be impacted by changing rates of inflation and other economic conditions, changing legislative, judicial and social environments and changes in the Group's claim handling procedures. In many liability cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to the Group and the settlement of the loss. Approximately 65% of the Group's net unpaid claims and claim adjustment expenses at December 31, 1999 were for incurred but not reported (IBNR) losses--claims which had not yet been reported to the Group, some of which were not yet known to the insured, and future development on reported claims. In spite of this imprecision, financial reporting requirements dictate that insurance companies report a single amount as the estimate of unpaid claims and claim adjustment expenses as of each evaluation date. These estimates are continually reviewed and updated. Any resulting adjustments are reflected in current operating results.

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

     The following table provides a reconciliation of the beginning and ending liability for unpaid claims and claim adjustment expenses, net of reinsurance recoverable, and a reconciliation of the ending net liability to the corresponding liability on a gross basis for the years ended December 31, 1999, 1998 and 1997:

                                                          YEARS ENDED DECEMBER 31
                                                     ----------------------------------
                                                       1999         1998         1997
                                                       ----         ----         ----
                                                               (IN MILLIONS)
Net liability, beginning of year...................  $ 9,049.9    $ 8,564.6    $7,755.9
                                                     ---------    ---------    --------
Net increase related to acquisition of Executive
  Risk (net of reinsurance recoverable of
  $339.5)..........................................      605.8           --          --
                                                     ---------    ---------    --------
Net incurred claims and claim adjustment expenses
  Provision for claims occurring in the current
     year..........................................    4,147.6      3,712.1     3,372.3
  Decrease in estimates for claims occurring in
     prior years...................................     (205.6)      (218.4)      (65.3)
                                                     ---------    ---------    --------
                                                       3,942.0      3,493.7     3,307.0
                                                     ---------    ---------    --------
Net payments for claims and claim adjustment
  expenses related to
  Current year.....................................    1,278.9      1,210.7     1,080.0
  Prior years......................................    2,570.0      1,797.7     1,418.3
                                                     ---------    ---------    --------
                                                       3,848.9      3,008.4     2,498.3
                                                     ---------    ---------    --------
Net liability, end of year.........................    9,748.8      9,049.9     8,564.6
Reinsurance recoverable, end of year...............    1,685.9      1,306.6     1,207.9
                                                     ---------    ---------    --------
Gross liability, end of year.......................  $11,434.7    $10,356.5    $9,772.5
                                                     =========    =========    ========

     As reestimated at December 31, 1999, the liability for unpaid claims and claim adjustment expenses, net of reinsurance recoverable, as established at the previous year-end was redundant by $205.6 million. This compares with favorable development of $218.4 million and $65.3 million during 1998 and 1997, respectively. Such redundancies were reflected in the Group's operating results in these respective years. Each of the past three years benefited from favorable claim experience for certain liability classes; this was offset in part by losses incurred relating to asbestos and toxic waste claims of $46.8 million, $67.8 million and $125.2 million in 1999, 1998 and 1997, respectively. The higher favorable development in 1999 and 1998 compared with 1997 was due to more favorable loss experience for executive protection and excess liability coverages as well as the substantially lower incurred losses related to asbestos and toxic waste claims.

     As a result of the termination of the reinsurance agreements with Sun Alliance, there were portfolio transfers of gross loss reserves and reinsurance recoverable as of January 1, 1997. The effect of these portfolio transfers was to increase net loss reserves by $286.2 million in 1997 and decrease paid losses by the same amount. The loss portfolio transfers had no effect on incurred claims and claim adjustment expenses.

     Unpaid claims and claim adjustment expenses, net of reinsurance recoverable, increased by $698.9 million in 1999, $485.3 million in 1998 and $808.7 million in 1997. The increase in 1999 includes $605.8 million of net reserves assumed in July upon the acquisition of Executive Risk. The 1999 increase would have been $548.7 million greater except that loss reserves were reduced by payments in that amount during the year related to the settlement of asbestos-related claims against Fibreboard Corporation. The Fibreboard reserves and related loss payments are presented in the table on page 7.

The Fibreboard settlement is further discussed in Item 7 of this report on pages 21 and 22. The increase in net loss reserves in 1997 includes the effect of the portfolio transfers with Sun Alliance.

     Excluding the Fibreboard reserves, the effect of the Executive Risk reserves assumed and the effect of the portfolio transfers, loss reserves, net of reinsurance recoverable, increased by $641.8 million or 8% in 1999, $485.3 million or 6% in 1998, and $516.5 million or 7% in 1997. Substantial reserve growth has occurred each year in those liability classes, primarily excess liability and executive protection, that are characterized by delayed loss reporting and extended periods of settlement. These coverages represent a significant portion of the Group's business. The Group continues to emphasize early and accurate reserving, inventory management of claims and suits, and control of the dollar value of settlements. The number of outstanding claims at year-end 1999 was flat compared with the number at year-end 1998, which was in turn 4% higher than that at year-end 1997.

     The uncertainties relating to unpaid claims, particularly for asbestos and toxic waste claims on insurance policies written many years ago, are discussed in Item 7 of this report on pages 20 through 23.

     The following table provides a reconciliation of the beginning and ending liability for unpaid claims and claim adjustment expenses, net of reinsurance recoverable, related to asbestos and toxic waste claims for the years ended December 31, 1999, 1998 and 1997. Reinsurance recoveries related to such claims are not significant.

                                                                  YEARS ENDED DECEMBER 31
                             -------------------------------------------------------------------------------------------------
                                          1999                             1998                             1997
                             ------------------------------   ------------------------------   -------------------------------
                             FIBREBOARD    ALL                FIBREBOARD    ALL                FIBREBOARD    ALL
                              RELATED     OTHER     TOTAL      RELATED     OTHER     TOTAL      RELATED     OTHER      TOTAL
                             ----------   -----     -----     ----------   -----     -----     ----------   -----      -----
                                                                       (IN MILLIONS)
Net liability, beginning of
  year.....................    $548.7     $527.0   $1,075.7     $548.7     $543.7   $1,092.4     $542.7     $415.9    $  958.6
Net incurred claims and
  claim adjustment
  expenses.................        --       46.8       46.8         --       67.8       67.8        6.0      119.2       125.2
Net payments for claims....     548.7       49.3      598.0         --       84.5       84.5         --       (8.6)(a)     (8.6)
                               ------     ------   --------     ------     ------   --------     ------     ------    --------
Net liability, end of
  year.....................    $   --     $524.5   $  524.5     $548.7     $527.0   $1,075.7     $548.7     $543.7    $1,092.4
                               ======     ======   ========     ======     ======   ========     ======     ======    ========

---------------
(a) As a result of the termination of the reinsurance agreements with Sun Alliance, there was a portfolio transfer of asbestos and toxic waste loss reserves as of January 1, 1997. The effect of the portfolio transfer was to increase loss reserves by $55.6 million and decrease paid losses by the same amount. The loss portfolio transfer had no effect on incurred claims and claim adjustment expenses.

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

     There were approximately 1,600 asbestos claims outstanding at December 31, 1999 compared with 2,000 asbestos claims outstanding at December 31, 1998 and 3,700 asbestos claims outstanding at December 31, 1997. In 1999, approximately 200 claims were opened and 600 claims were closed. In 1998, approximately 500 claims were opened and 2,200 claims were closed, including claims "closed" to adjust the data base to the methodology implemented in 1998. In 1997, approximately 1,300 claims were opened and 1,500 claims were closed. Indemnity payments per claim have varied over time due primarily to variations in insureds, policy terms and types of claims. Management cannot predict whether indemnity payments per claim will increase, decrease or remain the same.

     There were approximately 600 toxic waste claims outstanding at December 31, 1999 compared with 650 toxic waste claims outstanding at December 31, 1998 and 800 toxic waste claims outstanding at December 31, 1997. Approximately 300 claims were opened in 1999, 250 claims were opened in 1998 and 300 claims were opened in 1997. There were approximately 350 claims closed in 1999, 400 claims closed in 1998 and 300 claims closed in 1997. Generally, a toxic waste claim is established for each lawsuit, or alleged equivalent, against an insured where potential liability has been determined to exist under a policy issued by a member of the Group. Because indemnity payments to date for toxic waste claims have not been significant in the aggregate and have varied from claim to claim, management cannot determine whether past claims experience will prove to be representative of future claims experience.

     The table on page 9 presents the subsequent development of the estimated year-end liability for unpaid claims and claim adjustment expenses, net of reinsurance recoverable, for the ten years prior to 1999. The amounts in the table for the years ended December 31, 1989 through 1998 do not include Executive Risk's unpaid claims and claim adjustment expenses. The top line of the table shows the estimated liability for unpaid claims and claim adjustment expenses recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and loss adjustment expenses for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Group.

     The upper section of the table shows the reestimated amount of the previously recorded net liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims for each individual year. The increase or decrease is reflected in the current year's operating results. The "cumulative deficiency (redundancy)" as shown in the table represents the aggregate change in the reserve estimates from the original balance sheet dates through December 31, 1999. The amounts noted are cumulative in nature; that is, an increase in a loss estimate that related to a prior period occurrence generates a deficiency in each intermediate year. For example, a deficiency recognized in 1993 relating to losses incurred prior to December 31, 1989, such as the $675.0 million increase in loss reserves related to the Fibreboard settlement, would be included in the cumulative deficiency amount for each year in the period 1989 through 1992. Yet, the deficiency would be reflected in operating results only in 1993. The effect of changes in estimates of the liabilities for claims occurring in prior years on income before income taxes in each of the past three years is shown in the reconciliation table on page 6.

     In each of the years 1989 through 1998, there was favorable development for certain liability classes as the result of favorable loss experience. In each of these years, this favorable development was offset, in varying degrees, by unfavorable development related to asbestos and toxic waste claims. The years 1989 through 1992 in particular reflect the effects of the $675 million increase in loss reserves related to the Fibreboard settlement. The cumulative net deficiencies experienced relating to asbestos and toxic waste claims were also, to varying degrees, the result of: (1) an increase in the actual number of claims filed; (2) an increase in the number of unasserted claims estimated; (3) an increase in the severity of actual and unasserted claims; and (4) an increase in litigation costs associated with such claims.

     Conditions and trends that have affected development of the liability for unpaid claims and claim adjustment expenses in the past will not necessarily recur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on the data in this table.

     The middle section of the table on page 9 shows the cumulative amount paid with respect to the reestimated liability as of the end of each succeeding year. For example, in the 1989 column, as of December 31, 1999 the Group had paid $3,922.1 million of the currently estimated $4,798.9 million of claims and claim adjustment expenses that were unpaid at the end of 1989; thus, an estimated $876.8 million of losses incurred through 1989 remain unpaid as of December 31, 1999, approximately 60% of which relates to asbestos and toxic waste claims.

     The lower section of the table on page 9 shows the gross liability, reinsurance recoverable and net liability recorded at each year-end beginning with 1992 and the reestimation of these amounts as of December 31, 1999. Amounts for years prior to the implementation of Statement of Financial Accounting Standards No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts, have not been presented.

           ANALYSIS OF CLAIM AND CLAIM ADJUSTMENT EXPENSE DEVELOPMENT

                                                                            DECEMBER 31
                                       -------------------------------------------------------------------------------------
             YEAR ENDED                  1989       1990       1991       1992       1993       1994       1995       1996
             ----------                  ----       ----       ----       ----       ----       ----       ----       ----
                                                                           (IN MILLIONS)
Net Liability for Unpaid Claims and
 Claim Adjustment Expenses...........  $3,880.1   $4,301.1   $4,743.9   $5,267.6   $6,450.0   $6,932.9   $7,614.5   $7,755.9

Net Liability Reestimated as of:
  One year later.....................   3,846.2    4,272.3    4,716.3    5,932.4    6,420.3    6,897.1    7,571.7    7,690.6
  Two years later....................   3,854.2    4,244.7    5,368.5    5,904.1    6,363.1    6,874.5    7,520.9    7,419.6
  Three years later..................   3,839.8    4,933.0    5,336.5    5,843.5    6,380.4    6,829.8    7,256.8    6,986.2
  Four years later...................   4,567.4    4,941.7    5,302.6    5,894.6    6,338.1    6,605.4    6,901.5
  Five years later...................   4,602.5    4,969.5    5,389.5    5,863.3    6,150.1    6,352.2
  Six years later....................   4,686.3    5,079.3    5,375.3    5,738.4    5,904.9
  Seven years later..................   4,800.4    5,094.2    5,303.9    5,582.1
  Eight years later..................   4,817.2    5,058.8    5,203.3
  Nine years later...................   4,810.6    5,002.6
  Ten years later....................   4,798.9

Cumulative Net Deficiency
 (Redundancy)........................     918.8      701.5      459.4      314.5     (545.1)    (580.7)    (713.0)    (769.7)

Cumulative Net Deficiency Related to
 Asbestos and Toxic Waste Claims.....   2,015.9    1,870.9    1,623.1    1,463.2      687.5      572.3      390.5      239.8

Cumulative Amount of
 Net Liability Paid as of:
  One year later.....................     880.4      919.1      931.2    1,039.9    1,272.0    1,250.7    1,889.4    1,418.3
  Two years later....................   1,383.9    1,407.2    1,479.9    1,858.5    1,985.7    2,550.7    2,678.2    2,488.2
  Three years later..................   1,715.9    1,808.7    2,083.0    2,332.3    3,015.8    3,073.7    3,438.8    3,757.0
  Four years later...................   1,958.6    2,292.0    2,386.9    3,181.4    3,264.5    3,589.8    4,457.6
  Five years later...................   2,346.9    2,490.2    3,125.8    3,323.0    3,624.2    4,444.4
  Six years later....................   2,500.9    3,174.7    3,200.4    3,603.5    4,367.9
  Seven years later..................   3,120.6    3,200.4    3,412.7    4,307.7
  Eight years later..................   3,126.5    3,380.5    4.095.5
  Nine years later...................   3,278.2    4,040.1
  Ten years later....................   3,922.1

Gross Liability, End of Year.........                                   $7,220.9   $8,235.4   $8,913.2   $9,588.2   $9,523.7
Reinsurance Recoverable, End of
  Year...............................                                    1,953.3    1,785.4    1,980.3    1,973.7    1,767.8
                                                                        --------   --------   --------   --------   --------
Net Liability, End of Year...........                                   $5,267.6   $6,450.0   $6,932.9   $7,614.5   $7,755.9
                                                                        ========   ========   ========   ========   ========

Reestimated Gross Liability..........                                   $7,577.4   $7,883.4   $8,500.6   $8,980.7   $8,781.7
Reestimated Reinsurance Recoverable..                                    1,995.3    1,978.5    2,148.4    2,079.2    1,795.5
                                                                        --------   --------   --------   --------   --------
Reestimated Net Liability............                                   $5,582.1   $5,904.9   $6,352.2   $6,901.5   $6,986.2
                                                                        ========   ========   ========   ========   ========

Cumulative Gross Deficiency
  (Redundancy).......................                                   $  356.5   $ (352.0)  $ (412.6)  $ (607.5)  $ (742.0)
                                                                        ========   ========   ========   ========   ========

                                                 DECEMBER 31
                                       --------------------------------
             YEAR ENDED                  1997       1998        1999
             ----------                  ----       ----        ----
                                                (IN MILLIONS)
Net Liability for Unpaid Claims and
 Claim Adjustment Expenses...........  $8,564.6    $9,049.9   $ 9,748.8
Net Liability Reestimated as of:
  One year later.....................   8,346.2     8,854.8
  Two years later....................   7,899.8
  Three years later..................
  Four years later...................
  Five years later...................
  Six years later....................
  Seven years later..................
  Eight years later..................
  Nine years later...................
  Ten years later....................
Cumulative Net Deficiency
 (Redundancy)........................    (664.8)     (195.1)
Cumulative Net Deficiency Related to
 Asbestos and Toxic Waste Claims.....     114.6        46.8
Cumulative Amount of
 Net Liability Paid as of:
  One year later.....................   1,797.7     2,520.1
  Two years later....................   3,444.2
  Three years later..................
  Four years later...................
  Five years later...................
  Six years later....................
  Seven years later..................
  Eight years later..................
  Nine years later...................
  Ten years later....................
Gross Liability, End of Year.........  $9,772.5   $10,356.5   $11,434.7
Reinsurance Recoverable, End of
  Year...............................   1,207.9     1,306.6     1,685.9
                                       --------   ---------   ---------
Net Liability, End of Year...........  $8,564.6   $ 9,049.9   $ 9,748.8
                                       ========   =========   =========
Reestimated Gross Liability..........  $9,104.8   $10,159.3
Reestimated Reinsurance Recoverable..   1,205.0     1,304.5
                                       --------   ---------
Reestimated Net Liability............  $7,899.8   $ 8,854.8
                                       ========   =========
Cumulative Gross Deficiency
  (Redundancy).......................  $ (667.7)  $  (197.2)
                                       ========   =========

---------------

The amounts for the years 1989 through 1998 do not include Executive Risk's unpaid claims and claim adjustment expenses. During the period from the date Executive Risk was acquired through December 31, 1999, the decrease in its estimates for claims occurring in prior years was $10.5 million.

The cumulative deficiencies for the years 1989 through 1992 include the effect of the $675 million increase in claims and claim adjustment expenses related to the Fibreboard settlement.

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

                                                                  DECEMBER 31
                                                              --------------------
                                                                1999        1998
                                                                ----        ----
                                                                 (IN MILLIONS)
Net liability reported on a statutory basis--U.S.
  subsidiaries..............................................  $9,032.6    $8,470.4
Additions (reductions):
  Unpaid claims and claim adjustment expenses of foreign
     subsidiaries...........................................     720.5       659.7
  Other reserve differences.................................      (4.3)      (80.2)
                                                              --------    --------
Net liability reported on a GAAP basis......................  $9,748.8    $9,049.9
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

     In 1999, the Group invested new cash primarily in tax-exempt bonds and corporate bonds. In 1998, the Group invested new cash primarily in tax-exempt bonds and, to a lesser extent, equity securities. In 1997, the Group invested new cash primarily in tax-exempt bonds and, to a lesser extent, corporate bonds and mortgage-backed securities. In each year, the Group tried to achieve the appropriate mix in its portfolio to balance both investment and tax strategies. At December 31, 1999, 70% of the Group's fixed maturity portfolio was invested in tax-exempt bonds compared with 71% at December 31, 1998 and 68% at December 31, 1997.

     The investment results of the Group for each of the past three years are shown in the following table.

                                    AVERAGE                      PERCENT EARNED
                                   INVESTED     INVESTMENT   ----------------------
                                   ASSETS(A)    INCOME(B)    BEFORE TAX   AFTER TAX
YEAR                               ---------    ----------   ----------   ---------
                                        (IN MILLIONS)
1997.............................  $11,725.9      $711.2        6.07%       5.05%
1998.............................   12,795.7       748.9        5.85        4.96
1999.............................   14,208.0       821.0        5.78        4.87

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

     In October 1996, the Corporation announced that the Real Estate Group was exploring the possible sale of all or a portion of its real estate assets. In November 1997, the Real Estate Group sold a substantial portion of its commercial properties for $736.9 million,which included $628.3 million in cash and the assumption of $108.6 million in debt. In addition to the sale to the joint venture in November 1997, The Real Estate Group sold selected commercial properties as well as residential properties in each of the past three years.

     The Real Estate Group owns approximately $355 million of land, which is expected to be developed in the future, and approximately $190 million of commercial properties and land parcels under lease. The Real Estate Group is continuing to explore the sale of certain of its remaining properties. Additional information related to the Corporation's real estate operations is included in Item 7 of this report on pages 24 and 25.

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

     The National Association of Insurance Commissioners has a risk-based capital requirement for property and casualty insurance companies. The risk-based capital formula is used by state regulatory authorities to identify insurance companies which may be undercapitalized and which merit further regulatory attention. The formula prescribes a series of risk measurements to determine a minimum capital amount for an insurance company, based on the profile of the individual company. The ratio of a company's actual policyholders' surplus to its minimum capital requirement will determine whether any state regulatory action is required. At December 31, 1999, each member of the Group had more than sufficient capital to meet the risk-based capital requirement.

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

     There are approximately 3,000 property and casualty insurance companies in the United States operating independently or in groups and no single company or group is dominant. According to A.M. Best, the Group is the 14th largest United States property and casualty insurance group based on 1998 net premiums written. The relatively large size and underwriting capacity of the Group provide opportunities not available to smaller companies.

     Price competition increased in the property and casualty marketplace during 1987 and has continued through 1999, particularly in the commercial classes. The Group continues to be selective in the writing of new business and to reinforce the sound relationships with customers who appreciate the stability, expertise and added value the Group provides.

     In all states, insurers authorized to transact certain classes of property and casualty insurance are required to become members of an insolvency fund. In the event of the insolvency of a licensed insurer writing a class of insurance covered by the fund in the state, members are assessed to pay certain claims against the insolvent insurer. Generally, fund assessments are proportionately based on the members' written premiums for the classes of insurance written by the insolvent insurer. In certain states, a portion of these assessments is recovered through premium tax offsets and policyholder surcharges. In 1999, assessments to the members of the Group amounted to approximately $8.3 million. The amount of future assessments cannot be reasonably estimated.

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

     Although the federal government and its regulatory agencies generally do not directly regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways. Current and proposed federal measures which may significantly affect the insurance business include limitation of Year 2000 liability, tort reform, natural disaster reinsurance, hazardous waste removal and liability measures, containment of medical costs, patients' rights, privacy, e-commerce, international trade, automobile safety, financial services deregulation including the removal of barriers preventing banks from engaging in the insurance business and the taxation of insurance companies.

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

ITEM 2.  PROPERTIES

     The executive offices of the Corporation and the administrative offices of the Property and Casualty Insurance Group are in Warren, New Jersey. The Property and Casualty Insurance Group maintains zone administrative and branch offices in major cities throughout the United States and also has offices in Canada, Europe, Australia, the Far East and Latin America. Office facilities are leased with the exception of buildings in Branchburg, New Jersey and Simsbury, Connecticut. Management considers its office facilities suitable and adequate for the current level of operations. See Note (14) of the notes to consolidated financial statements incorporated by reference from the Corporation's 1999 Annual Report to Shareholders.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the shareholders during the last quarter of the year ended December 31, 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                        YEAR OF
                                                             AGE(A)   ELECTION(B)
                                                             ------   -----------
Dean R. O'Hare, Chairman of the Corporation.................   57        1972
Joanne L. Bober, Senior Vice President and General Counsel
  of the Corporation........................................   47        1999
John J. Degnan, President of the Corporation................   55        1994
Gail E. Devlin, Senior Vice President of the Corporation....   61        1981
George R. Fay, Executive Vice President of Chubb & Son, a
  division of Federal.......................................   51        1999
David S. Fowler, Senior Vice President of the Corporation...   54        1989
Sylvester Green, Executive Vice President of Chubb & Son, a
  division of Federal.......................................   59        1998
Henry G. Gulick, Vice President and Secretary of the
  Corporation...............................................   56        1975
Ralph E. Jones, III, Executive Vice President of Chubb &
  Son, a division of Federal................................   44        1999
David B. Kelso, Executive Vice President of the
  Corporation...............................................   47        1996
Charles M. Luchs, Executive Vice President of Chubb & Son, a
  division of Federal.......................................   60        1996
Andrew A. McElwee, Jr., Senior Vice President of the
  Corporation...............................................   45        1997
Glenn A. Montgomery, Senior Vice President of the
  Corporation...............................................   47        1997
Thomas F. Motamed, Executive Vice President of the
  Corporation...............................................   51        1997
Michael J. O'Neill, Jr., Senior Vice President and Counsel
  of the Corporation........................................   51        1999
Michael O'Reilly, Executive Vice President of the
  Corporation...............................................   56        1976
Henry B. Schram, Senior Vice President of the Corporation...   53        1985
Stephen J. Sills, Executive Vice President of the
  Corporation...............................................   51        1999

---------------

     (a) Ages listed above are as of April 25, 2000.

     (b) Date indicates year first elected or designated as an executive officer.

     All of the foregoing officers serve at the pleasure of the Board of Directors of the Corporation or listed subsidiary and have been employees of the Corporation or a subsidiary of the Corporation for more than five years except for Ms. Bober and Messrs. Jones, Kelso and Sills.

     Prior to joining the Corporation in 1999, Ms. Bober was Senior Vice President, General Counsel and Secretary of General Signal Corporation since 1997. Previously, she was a partner in the law firm of Jones, Day, Reavis & Pogue.

     Before rejoining Chubb in 1999, Mr. Jones was a Director of Hiscox Plc and Managing Director of Hiscox Insurance Company Ltd. since July 1997. Mr. Jones was previously President and Director of Chubb Insurance Company of Europe, as well as a Senior Vice President and Managing Director of Chubb & Son Inc.

     Prior to joining Chubb in 1996, Mr. Kelso was Executive Vice President of First Commerce Corporation in New Orleans, where he had also served as Chief Financial Officer. Mr. Kelso was previously a partner and head of the North American Banking Practice for The MAC Group (now known as Gemini Consulting), an international general management consulting firm.

     Mr. Sills, who joined the Corporation in 1999, was most recently President and Chief Executive Officer of Executive Risk, Inc. since 1997. Previously, he served as Executive Vice President and Chief Underwriting Officer for Executive Risk, Inc.

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     Incorporated by reference from the Corporation's 1999 Annual Report to Shareholders, page 64.

ITEM 6.  SELECTED FINANCIAL DATA

     Selected financial data for the five years ended December 31, 1999 are incorporated by reference from the Corporation's 1999 Annual Report to Shareholders, pages 36 through 39.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion presents our past results and our expectations for the near term future. The supplementary financial information and the consolidated financial statements and related notes, all of which are integral parts of the following analysis of our results and our financial position, are incorporated by reference from the Corporation's 1999 Annual Report to Shareholders, pages 15, 16 and 40 through 61.

     Certain statements in this document, as well as certain statements incorporated by reference herein, may be considered to be "forward looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995, such as statements that include the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions. Such statements are subject to certain risks and uncertainties. The factors which could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Corporation's public filings with the Securities and Exchange Commission and specifically to: risks or uncertainties associated with the Corporation's expectations with respect to premium price increases, the non-renewal of underpriced insurance accounts or business retention or profitability estimates, as well as with respect to loss reserve adequacy, its investment income or cash flow projections, or its announced real estate plans, and more generally, to: general economic conditions including changes in interest rates and the performance of the financial markets, changes in domestic and foreign laws, regulations and taxes, changes in competition and pricing environments, regional or general changes in asset valuations, the occurrence of significant natural disasters, the development of major Year 2000 or privacy liabilities, the inability to reinsure certain risks economically, the adequacy of loss reserves or currency conversion transactions, as well as general market conditions, competition, pricing and restructurings.

     Operating income, which excludes realized investment gains and losses, was $565 million in 1999 compared with $615 million in 1998 and $701 million in 1997. Operating income in 1998 reflects a first quarter restructuring charge of $26 million after taxes related to the implementation of a cost control initiative.

     Net income, which includes realized investment gains and losses, was $621 million in 1999 compared with $707 million in 1998 and $770 million in 1997.

ACQUISITION OF EXECUTIVE RISK INC.

     In July 1999, The Chubb Corporation (Corporation) completed its acquisition of Executive Risk Inc. Executive Risk is a specialty insurance company offering primarily executive protection coverages, particularly directors and officers, errors and omissions and professional liability.

     Executive Risk shareholders received 1.235 shares of the Corporation's common stock for each outstanding common share of Executive Risk. In addition, outstanding Executive Risk stock options were converted to stock options of the Corporation. Approximately 14.3 million shares of common stock of the Corporation were issued to Executive Risk shareholders and an additional 1.8 million shares of common stock of the Corporation were reserved for issuance upon exercise of the converted Executive Risk stock options.

     The acquisition has been accounted for using the purchase method of accounting. Therefore, the results of operations of Executive Risk are included in the Corporation's consolidated results of operations from the date of acquisition. The assets and liabilities of Executive Risk were recorded at their estimated fair values at the date of acquisition. The value of the stock options assumed by the Corporation was included in the purchase price. The total purchase price was approximately $832 million. The excess of the purchase price over the estimated fair value of the net assets acquired, amounting to approximately $517 million, has been recorded as goodwill and is being amortized over 26 years.

PROPERTY AND CASUALTY INSURANCE

     Property and casualty income before taxes was $626 million in 1999 compared with $685 million in 1998 and $828 million in 1997. The decrease in earnings in 1999 was due to deterioration in underwriting results caused in large part by the continued weakness in the standard commercial classes, which include multiple peril, casualty and workers' compensation, and to a lesser extent, higher catastrophe losses. The decrease in earnings in 1998 was due to a decline in underwriting results caused in large part by substantially higher catastrophe losses compared with 1997 and to a first quarter restructuring charge of $40 million before taxes. Investment income increased in both 1999 and 1998 compared with the respective prior years.

     Catastrophe losses were $225 million in 1999, $173 million in 1998 and $57 million in 1997. The 1998 amount was net of reinsurance recoveries of approximately $130 million related to Hurricane Georges. We did not have any recoveries from our catastrophe reinsurance program during 1999 or 1997 since there were no individual catastrophes for which our losses exceeded the initial retention. Our initial retention level for each catastrophic event is approximately $100 million in the United States and generally $25 million outside the United States.

     Reported net premiums written amounted to $5.7 billion in 1999, an increase of 4% compared with 1998. Excluding premiums written by Executive Risk, premium growth was 1% in 1999. Personal coverages accounted for $1.5 billion or 27% of 1999 premiums written, standard commercial coverages for $1.9 billion or 32% and specialty commercial coverages for $2.3 billion or 41%. Reported net premiums written increased 1% in 1998 compared with 1997. The reported growth in premiums written in 1998 was affected by the termination in 1997 of certain reinsurance agreements, which are discussed below.

     For many years, a portion of the U.S. insurance business written by the Corporation's property and casualty subsidiaries was reinsured on a quota share basis with a subsidiary of the Sun Alliance Group plc. Similarly, a subsidiary of the Corporation assumed a portion of Sun Alliance's property and casualty business on a quota share basis. As a result of the 1996 merger of Sun Alliance with Royal Insurance Holdings plc, the agreements pertaining to the exchange of reinsurance were terminated effective January 1, 1997. Consequently, during 1997, the property and casualty subsidiaries retained a greater portion of the business they wrote directly and assumed no reinsurance from Sun Alliance. There was an additional impact on net premiums written in the first quarter of 1997 due to the effect of the portfolio transfers of unearned premiums as of January 1 of that year resulting from the changes in retention.

     After adjusting 1997 reported net premiums for the effects of the termination of the reinsurance agreements with Sun Alliance, net premiums written increased 4% in 1998 compared with 1997.

     Premium growth in personal lines was strong in both 1999 and 1998. In commercial lines, intense competition in the worldwide marketplace has made profitable premium growth difficult, particularly in the standard commercial classes. Our priorities for 1999 were to renew good business at adequate prices and not renew underperforming accounts where we could not attain price adequacy. We made steady progress in this regard during 1999, increasing rates and non-renewing underperforming business throughout the year. Further, many of our competitors also increased rates during the latter part of 1999. As a result, the pricing outlook in the standard commercial classes is considerably brighter than it was at the outset of 1999.

     Substantial premium growth was achieved in 1999 and 1998 outside the United States, particularly in Europe, our largest foreign market. Excluding the business that was assumed from Sun Alliance, non-U.S. premiums grew 12% and 9% in 1999 and 1998, respectively, in original currency.

     Underwriting results were unprofitable in 1999 compared with near-breakeven results in 1998 and profitable results in 1997. The combined loss and expense ratio, the common measure of underwriting profitability, was 102.8% in 1999 compared with 99.8% in 1998 and 96.9% in 1997.

     The loss ratio was 70.3% in 1999 compared with 66.3% in 1998 and 64.5% in 1997. Losses from catastrophes represented 4.0 percentage points of the loss ratio in 1999 compared with 3.3 percentage points in 1998 and 1.1 percentage points in 1997. Catastrophe losses affecting results in 1999 resulted primarily from weather-related events in the United States: winter storms in the first quarter, windstorms and tornadoes in the second quarter and Hurricane Floyd in the third quarter. The 1998 catastrophe losses resulted primarily from the winter ice storms in Canada in the first quarter, the wind and hail storms in the United States in the second quarter and Hurricane Georges in Puerto Rico in the third quarter.

     Our expense ratio was 32.5% in 1999 compared with 33.5% in 1998 and 32.4% in 1997. The lower ratio in 1999 was due to salary and overhead expenses decreasing due to a cost control initiative discussed below and a change in accounting that resulted in the capitalization of certain costs incurred to develop computer software for internal use. The increase in the expense ratio in 1998 was due primarily to an increase in commission expense caused in part by higher contingent payments and also to written premiums growing at a somewhat lesser rate than overhead expenses.

     During the fourth quarter of 1997, we commenced an activity value analysis process to identify and eliminate low-value activities and improve operational efficiency while redirecting resources to activities having the greatest potential to contribute to the Corporation's results. Implementation began in the first quarter of 1998 and was substantially completed by the end of that year. The cost control initiative resulted in approximately 500 job reductions in the home office and the branch network through a combination of early retirements, terminations and attrition. Other savings resulted from improved vendor management and lower consulting expenses and other operating costs.

     In the first quarter of 1998, we recorded a restructuring charge of $40 million related to the implementation of the cost control initiative. Of the $40 million restructuring charge, $30 million was comprised of accruals for providing enhanced pension benefits and postretirement medical benefits to employees who accepted an early retirement incentive offer and $5 million was severance costs for employees who were terminated. The remainder of the charge was for other expenses such as the cost of outplacement services. The initiative was completed with no significant differences from the original estimates of the restructuring costs. The liabilities related to the enhanced pension and postretirement medical benefits were included in the pension and postretirement medical benefits liabilities, which will be reduced as benefit payments are made over time. Of the other restructuring costs, $1.5 million remained unpaid at December 31, 1999.

PERSONAL INSURANCE

     Our personal insurance business continued to produce exceptionally strong results in 1999, measured by both growth and profitability.

     Reported net premiums from personal insurance increased 12% in 1999 compared with a 5% increase in 1998. After adjusting 1997 reported net premiums for the effects of the termination of the reinsurance agreement with Sun Alliance, premium growth in 1998 was 10% compared with 1997. Our in-force policy count increased in 1999 by about 10% for automobile, homeowners and other personal coverages. Such growth was achieved while maintaining our disciplined approach to pricing and risk selection. Premiums outside the United States grew significantly in 1999 and 1998, although from a small base.

     Our personal insurance business produced substantial underwriting profits in each of the past three years. The combined loss and expense ratio was 89.9% in 1999 compared with 85.6% in 1998 and 83.1% in 1997.

     The profitability of our homeowners business each year is affected substantially by the amount of catastrophe losses we incur. Homeowners results were profitable by a similar margin in 1998 and 1997 as an unusually low frequency of non-catastrophe related losses in 1998 substantially offset an increase in catastrophe losses. Homeowners results in 1999 were less profitable than in 1998 due to an increase in both catastrophe losses and non-catastrophe losses. The frequency of non-catastrophe related losses returned to a more normal level in 1999. Results in 1999 were also adversely affected by two large losses aggregating $15 million net of reinsurance. Homeowners results were unprofitable outside the United States in each of the past three years as we are still building the critical mass necessary to absorb the costs of operating the franchise. Catastrophe losses represented 11.8 percentage points of the loss ratio for this class in 1999 compared with 8.5 percentage points in 1998 and 2.9 percentage points in 1997.

     Our personal automobile business produced substantial profits in each of the last three years. Results in each year benefited from stable loss frequency and severity.

     Other personal coverages, which include insurance for personal valuables and excess liability, were highly profitable in each of the past three years, as favorable loss experience has continued.

STANDARD COMMERCIAL INSURANCE

     Reported net premiums from standard commercial insurance decreased 8% in 1999 compared with a 1% decrease in 1998. After adjusting 1997 reported net premiums for the effects of the termination of the reinsurance agreement with Sun Alliance, premiums increased 2% in 1998 compared with 1997. The decrease in premiums in 1999 was the result of the strategy we put in place in late 1998 to renew good business at adequate prices and not renew underperforming business where we cannot attain price adequacy. As a result, retention levels were lower in 1999 than in 1998. On the business that was renewed, rates have increased steadily throughout 1999 and we expect this trend to continue. We achieved premium growth in 1999 and 1998 in standard commercial lines outside the United States.

     Our standard commercial insurance business produced substantial underwriting losses in each of the past three years, with results becoming increasingly unprofitable each year. The combined loss and expense ratio was 123.6% in 1999 compared with 118.0% in 1998 and 114.5% in 1997.

     It will take at least two annual renewal cycles to adequately reprice the entire standard commercial book, and during that time we will continue to have losses from underpriced business. Thus, it will be the latter part of 2000 before our pricing initiative is expected to have a noticeable effect on our standard commercial results.

     Multiple peril results were unprofitable in each of the past three years due, in large part, to inadequate prices. Such results were progressively more unprofitable each year. In the liability component of this class, results deteriorated in 1998 and again in 1999 due to increases in the severity of losses. Results in 1997 were adversely affected by substantial incurred losses relating to asbestos and toxic waste claims. Results for the property component deteriorated in 1998 due to higher catastrophe losses compared with 1997. Property results deteriorated further in 1999 due primarily to several large losses overseas. Catastrophe losses in 1999 were similar to those in 1998. Catastrophe losses represented 9.6 percentage points of the loss ratio for this class in 1999 compared with 8.6 percentage points in 1998 and 1.5 percentage points in 1997.

     Results for our casualty business were unprofitable in each of the past three years. Results deteriorated in 1999, primarily in the automobile and primary liability components. In each year, but more so in 1998 and 1997, casualty results were adversely affected by incurred losses relating to asbestos and toxic waste claims. The excess liability component of our casualty coverages was modestly unprofitable in 1999 compared with the near breakeven results in 1998 and the profitable results in 1997 due to increases in the frequency of large losses as well as declining prices. Excess liability results in each of the past three years benefited from favorable development of prior year loss reserves. Results for the primary liability component were unprofitable in each of the past three years, but more so in 1999 and 1997 due to a higher frequency of large losses in those years. Results in the automobile component were increasingly unprofitable in each of the past three years due to an increase in the frequency of losses. Our commercial automobile book of business has been inadequately priced, a consequence of the prolonged soft market.

     Workers' compensation results were unprofitable in each of the past three years, reflecting the cumulative effect of price reductions over the past several years. Results were also adversely affected in 1999 and 1998 by an increased frequency of large losses.

SPECIALTY COMMERCIAL INSURANCE

     Reported net premiums from specialty commercial insurance increased by 9% in 1999 compared with a 1% increase in 1998. Excluding premiums written by Executive Risk, premium growth was 4% in 1999. After adjusting 1997 reported net premiums for the effects of the termination of the reinsurance agreement with Sun Alliance, premium growth in 1998 was 3% compared with 1997.

     Our strategy of working closely with our customers and our ability to differentiate our products continue to enable us to renew a large percentage of our executive protection and financial institutions business. However, a competitive market continues to put prices under pressure for this business. Excluding premiums written by Executive Risk, executive protection premiums increased 2% in 1999 while financial institutions premiums decreased 5%.

     Property and marine premiums decreased due to the effect on retention levels of pricing initiatives and non-renewing certain unprofitable accounts. Other specialty commercial business includes $73 million of premiums in 1999 generated by Chubb Re, our reinsurance business that began operations during the year.

     Our specialty commercial business produced substantial underwriting profits in each of the last three years. The combined loss and expense ratio was 93.6% in 1999 compared with 91.5% in 1998 and 87.5% in 1997.

     Property and marine results were unprofitable in each of the past three years. The positive effect of the pricing initiatives and the culling of unprofitable accounts in 1999 was somewhat offset by higher catastrophe losses. Catastrophe losses for this class represented 10.2 percentage points of the loss ratio in 1999 compared with 5.7 percentage points in 1998 and 4.9 percentage points in 1997. Results in all three years were adversely affected by a high frequency of large property losses, including several overseas losses in 1998 and 1997.

     Executive protection results were highly profitable in each of the past three years due to favorable loss experience on business worldwide, particularly in the directors and officers and fiduciary components. However, such results were less profitable in 1999 due to the less adequate prices in recent years.

     Our financial institutions business was also profitable in each of the last three years due to favorable loss experience in the fidelity component of this business. The standard commercial business written on financial institutions was unprofitable in 1999 and 1997 compared with profitable results in 1998.

     Our other commercial classes produced profitable results in 1999 and 1997 compared with near-breakeven results in 1998. The deterioration in 1998 was attributable to our aviation business, which produced highly unprofitable results. Our surety business produced highly profitable results in each of the past three years.

REINSURANCE ASSUMED

     Reinsurance assumed is treaty reinsurance that was assumed from Sun Alliance. The reinsurance agreement with Sun Alliance was terminated effective January 1, 1997. However, due to the lag in our reporting of such business, our share of the Sun Alliance business for the last six months of 1996 was included in our results in the first quarter of 1997. Such results were near breakeven.

LOSS RESERVES

     Loss reserves are our property and casualty subsidiaries' largest liability. At the end of 1999, gross loss reserves totaled $11.4 billion compared with $10.4 billion and $9.8 billion at year-end 1998 and 1997, respectively. Reinsurance recoverable on such loss reserves was $1.7 billion at year-end 1999 compared with $1.3 billion and $1.2 billion at the end of 1998 and 1997, respectively. At year end 1999, gross loss reserves of $1.0 billion and reinsurance recoverable of $390 million were related to Executive Risk. Executive Risk has historically utilized reinsurance to a greater extent because its size has limited the amount of risk it could retain.

     Loss reserves, net of reinsurance recoverable, increased by $699 million or 8% in 1999 compared with $485 million or 6% in 1998. The increase in 1999 includes $606 million of net reserves assumed in July upon the acquisition of Executive Risk. The 1999 increase would have been $549 million greater except that loss reserves were reduced by payments in that amount during the year related to the settlement of asbestos-related claims against Fibreboard Corporation, which is discussed below. Excluding the Executive Risk reserves assumed and the Fibreboard payments, loss reserves increased 7% in 1999. Substantial reserve growth has occurred each year in those liability classes, primarily excess liability and executive protection, that are characterized by delayed loss reporting and extended periods of settlement.

     During 1999, we experienced overall favorable development of $206 million on loss reserves established as of the previous year-end. This compares with favorable development of $218 million in 1998 and $65 million in 1997. Such redundancies were reflected in operating results in these respective years. Each of the past three years benefited from favorable claim experience for certain liability classes; this was offset in part by losses incurred relating to asbestos and toxic waste claims of $47 million, $68 million and $125 million in 1999, 1998 and 1997, respectively. The higher favorable development in 1999 and 1998 compared with 1997 was due to more favorable loss experience for executive protection and excess liability coverages as well as the substantially lower incurred losses related to asbestos and toxic waste claims.

     The process of establishing loss reserves is a complex and imprecise science that reflects significant judgmental factors. This is true because claim settlements to be made in the future will be impacted by changing rates of inflation and other economic conditions, changing legislative, judicial and social environments and changes in our claim handling procedures. In many liability cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss and the settlement of the loss. In fact, approximately 65% of our net loss reserves at December 31, 1999 were for incurred but not reported (IBNR) losses -- claims that had not yet been reported to us, some of which were not yet known to the insured, and future development on reported claims.

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

     Our most costly asbestos exposure related to an insurance policy issued to Fibreboard Corporation by Pacific Indemnity Company in 1956. As a result of events during 1999 that are described below, management believes that Pacific Indemnity's exposure with respect to asbestos-related claims against Fibreboard has ended.

     In 1993, Pacific Indemnity Company, a subsidiary of the Corporation, entered into a global settlement agreement with Continental Casualty Company (a subsidiary of CNA Financial Corporation), Fibreboard Corporation, and attorneys representing claimants against Fibreboard for all future asbestos-related bodily injury claims against Fibreboard. This agreement was subject to final appellate court approval. Pursuant to the global settlement agreement, a $1.525 billion trust fund would be established to pay "future" claims, defined as claims that were not filed in court before August 27, 1993. Pacific Indemnity would contribute approximately $538 million to the trust fund and Continental Casualty would contribute the remaining amount. In December 1993, upon execution of the global settlement agreement, Pacific Indemnity and Continental Casualty paid their respective shares into an escrow account. Upon final court approval of the settlement, the amount in the escrow account, including interest earned thereon, would be transferred to the trust fund.

     Pacific Indemnity and Continental Casualty reached a separate agreement in 1993 for the handling of all "pending" asbestos-related bodily injury claims, defined as claims pending on August 26, 1993 against Fibreboard. Pacific Indemnity's obligation under this agreement with respect to such pending claims was approximately $635 million, all of which was paid by the end of 1996. The agreement further provided that the total responsibility of both insurers with respect to pending and future asbestos-related bodily injury claims against Fibreboard would be shared between Pacific Indemnity and Continental Casualty on an approximate 35% and 65% basis, respectively.

     At the same time, Pacific Indemnity, Continental Casualty and Fibreboard entered into a trilateral agreement to settle all pending and future asbestos-related bodily injury claims resulting from insurance policies that were, or may have been, issued to Fibreboard by the two insurers. The trilateral agreement would be triggered if the global settlement agreement was ultimately disapproved. Pacific Indemnity's obligation under the trilateral agreement is therefore similar to, and not duplicative of, that under those agreements described above.

     The trilateral agreement reaffirmed portions of an agreement reached in March 1992 between Pacific Indemnity and Fibreboard. Among other matters, that 1992 agreement eliminated any Pacific Indemnity liability to Fibreboard for asbestos-related property damage claims.

     In July 1995, the United States District Court of the Eastern District of Texas approved the global settlement agreement and the trilateral agreement. The judgments approving these agreements were appealed to the United States Court of Appeals for the Fifth Circuit. In July 1996, the Fifth Circuit Court affirmed the 1995 judgments of the District Court. The objectors to the global settlement agreement appealed to the United States Supreme Court. In June 1999, the Supreme Court refused to affirm approval of the global settlement agreement. The case was returned to the United States District Court of the Eastern District of Texas for further proceedings. In September 1999, the District Court entered judgment disapproving the global settlement agreement. That judgment was not appealed and became final in November 1999.

     The trilateral agreement was never appealed to the United States Supreme Court and is final. Upon final disapproval of the global settlement agreement, the trilateral agreement became effective.

In December 1999, the funds that had been held in the escrow account were paid to a trust established to pay future asbestos-related bodily injury claims against Fibreboard.

     We continue to have potentially significant asbestos exposure, primarily on those traditional defendants who manufactured, distributed or installed asbestos products for whom we wrote excess liability coverages. Such exposure has increased in recent years due to the erosion of much of the underlying limits and the non-viability of other defendants.

     Our other potential asbestos exposures are mostly peripheral defendants, including a mix of manufacturers and distributors of certain products that contain asbestos as well as premises owners. Generally, these insureds are named defendants on a regional rather than a nationwide basis. As the resources of traditional asbestos defendants have been depleted, more peripheral parties have been drawn into litigation. Thus, we continue to receive notices of new asbestos claims and new exposures on existing claims despite the fact that practically all manufacturing and usage of asbestos ended nearly two decades ago.

     Uncertainty remains as to our ultimate liability relating to asbestos claims due to such factors as the long latency period between asbestos exposure and disease manifestation and the resulting potential for involvement of multiple policy periods for individual claims. Significant issues remain unresolved, adding to the complexity and uncertainty of asbestos litigation. These issues primarily involve questions regarding allocation of indemnity and expense costs and exhaustion of policy limits. We are involved in disputes with other insurers and with insureds over these issues, which increase the difficulty of settlement negotiations.

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

     Uncertainties also remain as to the Superfund law itself. Superfund's taxing authority expired on December 31, 1995. Notwithstanding continued pressure by the insurance industry and other interested parties to achieve a legislative solution that would reform the liability provisions of the law, Congress has not yet addressed the issue. It is currently not possible to predict the direction that any reforms may take, when they may occur or the effect that any changes may have on the insurance industry.

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

     Litigation costs remain substantial, particularly for hazardous waste claims. A substantial portion of the funds we have expended to date has been for legal fees incurred in the prolonged litigation of coverage issues. Primary policies provide a limit on indemnity payments but many do not limit defense costs. This unlimited defense provided in the policies sometimes leads to the payment of defense costs substantially exceeding the indemnity exposure.

     Reserves for asbestos and toxic waste claims cannot be estimated with traditional loss reserving techniques that rely on historical accident year loss development factors. We have established case reserves and expense reserves for costs of related litigation where sufficient information has been developed to indicate the involvement of a specific insurance policy. In addition, IBNR reserves have been established to cover additional exposures on both known and unasserted claims. These reserves are continually reviewed and updated. We have evaluated ultimate incurred losses using newly emerging techniques for estimating environmental liabilities and have expanded our claim data base. As a result, we are somewhat more confident about the range of likely ultimate incurred losses relating to asbestos and toxic waste claims. Therefore, the incurred losses relating to asbestos and toxic waste claims were only $47 million in 1999 and $68 million in 1998, substantially less than the $125 million in 1997. Further increases in such loss reserves in 2000 and future years are possible as legal and factual issues concerning these claims continue to be clarified. The amount cannot be reasonably estimated.

     Management believes that the aggregate loss reserves of the property and casualty subsidiaries at December 31, 1999 were adequate to cover claims for losses that had occurred, including both those known to us and those yet to be reported. In establishing such reserves, management considers facts currently known and the present state of the law and coverage litigation. However, given the expansion of coverage and liability by the courts and the legislatures in the past and the possibilities of similar interpretations in the future, particularly as they relate to asbestos and toxic waste claims, as well as the uncertainty in determining what scientific standards will be deemed acceptable for measuring hazardous waste site clean-up, additional increases in loss reserves may emerge which would adversely affect results in future periods. The amount cannot reasonably be estimated at the present time.

CATASTROPHE EXPOSURE

     The Corporation's property and casualty subsidiaries have an exposure to insured losses caused by hurricanes, earthquakes, winter storms, windstorms and other catastrophic events. The frequency and severity of catastrophes are unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in an area affected by the event and the severity of the event. We continually assess our concentration of underwriting exposures in catastrophe prone areas globally and develop strategies to manage this exposure through individual risk selection, subject to regulatory constraints, and through the purchase of catastrophe reinsurance. In recent years, we have used modeling technologies and concentration management tools that allow us to better monitor and control catastrophe exposures. We also continue to explore and analyze credible scientific evidence, including the impact of global climate change, that may affect our potential exposure under insurance policies.

INVESTMENTS AND LIQUIDITY

     Growth in investment income in 1999 and 1998 was primarily due to increases in invested assets, which reflected strong cash flow from operations over the period, partially offset by lower average yields on new investments. The effective tax rate on our investment income was 15.7% in 1999 compared with 15.3% in 1998 and 16.7% in 1997. The effective tax rate fluctuates each year as a result of changes in the percentage of our portfolio invested in tax-exempt bonds. Investment income after taxes increased 9% in 1999 compared with 1998 and 7% in 1998 compared with 1997. Excluding the investment income of Executive Risk, such growth was 5% in 1999.

     Generally, premiums are received by our property and casualty subsidiaries months or even years before losses are paid under the policies purchased by such premiums. These funds are used first to make current claim and expense payments. The balance is invested together with the investment income generated by the existing portfolio to build the portfolio and thereby increase future investment income. Historically, cash receipts from operations, consisting of insurance premiums and investment income, have provided more than sufficient funds to pay losses, operating expenses and dividends to the Corporation.

     New cash available for investment by the property and casualty subsidiaries was approximately $940 million in 1999 compared with $860 million in 1998 and $1,260 million in 1997. New cash available in 1999 was not affected by the Fibreboard-related payments during the year since such payments were made from the escrow account that was funded in 1993. New cash in 1997 included approximately $330 million received as the net result of the portfolio transfers of unearned premiums and loss reserves as of January 1, 1997 related to the termination of the reinsurance agreements with Sun Alliance.

     In 1999, new cash was invested in tax-exempt bonds and corporate bonds. Also, during 1999, we reduced our equity securities portfolio by approximately $350 million with $145 million of the proceeds used to fund the purchase of a 28% interest in Hiscox plc, a leading U.K. personal and commercial specialty insurer. In 1998, new cash was invested primarily in tax-exempt bonds and, to a lesser extent, equity securities. In 1997, new cash was invested in tax-exempt bonds and, to a lesser extent, corporate bonds and mortgage-backed securities. In addition, in the first quarter of 1997, $250 million of foreign denominated bonds were sold due to the reduction in foreign liabilities resulting from the termination of the reinsurance agreements with Sun Alliance, with the proceeds invested in U.S. dollar denominated securities. In each year, we tried to achieve the appropriate mix in our portfolio to balance both investment and tax strategies.

     The property and casualty subsidiaries maintain sufficient investments in highly liquid, short-term securities at all times to provide for immediate cash needs, and the Corporation maintains bank credit facilities that are available to respond to unexpected cash demands.

CORPORATE AND OTHER

     Corporate and other includes investment income earned on corporate invested assets, interest and other expenses not allocable to the operating subsidiaries, and the results of our real estate subsidiary. Corporate and other produced a loss before taxes of $4 million in 1999 compared with income of $23 million in 1998 and $41 million in 1997. The decrease in corporate and other income in 1998 and again in 1999 was due primarily to increasingly higher interest expense in each year.

REAL ESTATE

     In October 1996, we announced that we were exploring the possible sale of all or a significant portion of our real estate assets. In November 1997, our real estate subsidiary sold a substantial portion of its commercial properties for $737 million, which included $628 million in cash and the assumption of $109 million in debt. The proceeds from the sale were used to repay outstanding short term debt and certain term loans and mortgages. In the fourth quarter of 1996, we had recorded an impairment loss of $255 million, or $160 million after taxes, to reduce the carrying value of these assets to their estimated fair value.

     Real estate operations resulted in a loss before taxes of $4 million in both 1999 and 1998 and $9 million in 1997, which amounts are included in the corporate and other results for those respective years.

     Revenues in 1997 included $380 million from the November sale of real estate properties. Proceeds received from that sale that related to mortgages receivable are not classified as revenues. In addition to the November 1997 sale, we sold selected commercial properties as well as residential properties in each of the past three years. Real estate revenues were $97 million in 1999, $82 million in 1998 and $616 million in 1997. Revenues in 1999 and 1998 reflect the reduced operating activity as a result of the sale of a substantial portion of our real estate assets in 1997.

     We own approximately $355 million of land which we expect will be developed in the future. In addition, we own approximately $190 million of commercial properties and land parcels under lease. We are continuing to explore the sale of certain of our remaining properties.

     Loans receivable, which were issued in connection with our joint venture activities and other property sales, are primarily purchase money mortgages. Such loans, which amounted to $81 million at December 31, 1999, are generally collateralized by buildings and, in some cases, land. We continually evaluate the ultimate collectibility of such loans and establish appropriate reserves.

     The carrying value of the real estate assets we plan to dispose of in the near term is based on the estimated fair value of these assets. The recoverability of the carrying value of the remaining real estate assets is assessed based on our ability to fully recover costs through a future revenue stream. The assumptions used reflect a continued improvement in demand for office space, an increase in rental rates and the ability and intent to obtain financing in order to hold and develop such remaining properties and protect our interests over the long term. Management believes that it has made adequate provisions for impairment of real estate assets. However, if the assets are not sold or developed as presently contemplated, it is possible that additional impairment losses may be recognized.

INVESTMENT GAINS AND LOSSES

     Net investment gains realized by the Corporation and its property and casualty subsidiaries were as follows:

                                                              1999      1998      1997
                                                              ----      ----      ----
                                                                   (in millions)
Equity securities...........................................  $63       $100      $ 75
Fixed maturities............................................   24         42        30
                                                              ---       ----      ----
Realized investment gains before tax........................  $87       $142      $105
                                                              ===       ====      ====
Realized investment gains after tax.........................  $56       $ 92      $ 68
                                                              ===       ====      ====

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

     Fixed maturity securities which the Corporation and its insurance subsidiaries have the ability and intent to hold to maturity are classified as held-to-maturity. The remaining fixed maturities, which may be sold prior to maturity to support our investment strategies, such as in response to changes in interest rates and the yield curve or to maximize after-tax returns, are classified as available-for-sale. Fixed maturities classified as held-to-maturity are carried at amortized cost while fixed maturities classified as available-for-sale are carried at market value. At December 31, 1999, 12% of the fixed maturity portfolio was classified as held-to-maturity compared with 15% at December 31, 1998 and 18% at December 31, 1997.

     The unrealized appreciation or depreciation of investments carried at market value, which includes equity securities and fixed maturities classified as available-for-sale, is reflected in a separate component of other comprehensive income, net of applicable deferred income tax.

     The unrealized market appreciation before tax of those fixed maturities carried at amortized cost was $59 million, $138 million and $147 million at December 31, 1999, 1998 and 1997, respectively. Such unrealized appreciation was not reflected in the consolidated financial statements.

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

     Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. The market risks of the Corporation and its property and casualty subsidiaries relate primarily to the investment portfolio, which exposes the Corporation to risks related to interest rates and, to a lesser extent, credit quality, prepayment, foreign currency exchange rates and equity prices. Analytical tools and monitoring systems are in place to assess each of these elements of market risk.

     Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. We view the potential changes in price of our fixed income investments within the overall context of asset and liability management. Our actuaries estimate the payout pattern of our liabilities, primarily our property and casualty loss reserves, to determine their duration, which is the present value of the weighted average payments expressed in years. We set duration targets for our fixed income investment portfolios after consideration of the duration of these liabilities and other factors, which we believe mitigates the overall effect of interest rate risk for the Corporation and its property and casualty subsidiaries.

     The table on the following page provides information about our fixed maturity investments, which are sensitive to changes in interest rates. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates at December 31, 1999 and 1998. The cash flows are based on the earlier of the call date or the maturity date or, for mortgage-backed securities, expected payment patterns. Actual cash flows could differ from the expected amounts.

                                FIXED MATURITIES
                    EXPECTED CASH FLOWS OF PRINCIPAL AMOUNTS

                                                                    AT DECEMBER 31, 1999
                                          -------------------------------------------------------------------------
                                                                                                      TOTAL
                                                                                              ---------------------
                                                                                                          ESTIMATED
                                                                                     THERE-   AMORTIZED    MARKET
                                          2000    2001     2002     2003     2004    AFTER      COST        VALUE
                                          ----    ----     ----     ----     ----    ------   ---------   ---------
                                                                        (in millions)
Tax-exempt..............................  $475   $  585   $  680   $  549   $  931   $6,411    $ 9,631     $ 9,669
  Average interest rate.................   6.7%     6.7%     6.1%     5.9%     5.8%    5.4%         --          --
Taxable -- other than mortgage-backed
  securities............................    97      251      372      429      452   1,779       3,380       3,310
  Average interest rate.................   6.6%     6.6%     6.6%     6.4%     6.5%    6.5%         --          --
Mortgage-backed securities..............   164      180      231      181      137     782       1,675       1,599
  Average interest rate.................   6.7%     6.8%     6.9%     6.8%     6.8%    7.0%         --          --
                                          ----   ------   ------   ------   ------   ------    -------     -------
Total...................................  $736   $1,016   $1,283   $1,159   $1,520   $8,972    $14,686     $14,578
                                          ====   ======   ======   ======   ======   ======    =======     =======
                                                                    AT DECEMBER 31, 1998
                                          -------------------------------------------------------------------------
                                                                                                      TOTAL
                                                                                              ---------------------
                                                                                                          ESTIMATED
                                                                                     THERE-   AMORTIZED    MARKET
                                          1999    2000     2001     2002     2003    AFTER      COST        VALUE
                                          ----    ----     ----     ----     ----    ------   ---------   ---------
                                                                        (in millions)
Tax-exempt..............................  $462   $  391   $  578   $  637   $  575   $5,869    $ 8,512     $ 9,075
  Average interest rate.................   6.8%     6.7%     6.7%     6.1%     5.7%    5.5%         --          --
Taxable -- other than mortgage-backed
  securities............................   201      139      175      209      389   1,451       2,564       2,704
  Average interest rate.................   6.5%     6.3%     6.9%     6.6%     6.6%    6.6%         --          --
Mortgage-backed securities..............   196      189      208      163      117     822       1,695       1,678
  Average interest rate.................   7.1%     7.1%     7.1%     7.0%     7.0%    7.3%         --          --
                                          ----   ------   ------   ------   ------   ------    -------     -------
Total...................................  $859   $  719   $  961   $1,009   $1,081   $8,142    $12,771     $13,457
                                          ====   ======   ======   ======   ======   ======    =======     =======

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

     Mortgage-backed securities comprised 33% and 40% of our taxable bond portfolio at year-end 1999 and 1998, respectively. About 35% of our mortgage-backed securities holdings at December 31, 1999 related to residential mortgages consisting of government agency pass-through securities, government agency collateralized mortgage obligations (CMOs) and AAA rated non-agency CMOs backed by government agency collateral or single family home mortgages. The majority of the CMOs are actively traded in liquid markets and market value information is readily available from broker/dealers. An additional 40% of our mortgage-backed securities were call protected AAA rated commercial securities. The remaining mortgage-backed holdings were all in investment grade commercial mortgage-backed securities.

     Foreign currency risk is the sensitivity to foreign exchange rate fluctuations of the market value and investment income related to foreign currency denominated financial instruments. The functional currency of our foreign operations is generally the currency of the local operating environment since their business is primarily transacted in such local currency. We reduce the risks relating to currency fluctuations by maintaining investments in those foreign currencies in which we have loss reserves and other liabilities. Such investments have characteristics similar to our liabilities in those currencies. At December 31, 1999, the property and casualty subsidiaries held foreign investments of $1.5 billion supporting their international operations. Such foreign investments have quality and maturity characteristics similar to our domestic portfolio. The principal currencies creating foreign exchange rate risk for the property and casualty subsidiaries are the Canadian dollar and the British pound sterling. The table below provides information about those fixed maturity investments that are denominated in these two currencies. The table presents cash flows of principal amounts in U.S. dollar equivalents by expected maturity dates at December 31, 1999 and 1998. Actual cash flows could differ from the expected amounts.

                 FOREIGN CURRENCY DENOMINATED FIXED MATURITIES
                    EXPECTED CASH FLOWS OF PRINCIPAL AMOUNTS

                                                                      AT DECEMBER 31, 1999
                                                -----------------------------------------------------------------
                                                                                                    TOTAL
                                                                                            ---------------------
                                                                                                        ESTIMATED
                                                                                   THERE-   AMORTIZED    MARKET
                                                2000   2001   2002   2003   2004   AFTER      COST        VALUE
                                                ----   ----   ----   ----   ----   ------   ---------   ---------
                                                                          (in millions)
    Canadian dollar...........................   $19    $43   $50    $64    $58     $132      $366        $372
    British pound sterling....................   10     --     28     40     38      112       228         225

                                                                      AT DECEMBER 31, 1998
                                                -----------------------------------------------------------------
                                                                                                    TOTAL
                                                                                            ---------------------
                                                                                                        ESTIMATED
                                                                                   THERE-   AMORTIZED    MARKET
                                                1999   2000   2001   2002   2003   AFTER      COST        VALUE
                                                ----   ----   ----   ----   ----   ------   ---------   ---------
                                                                          (in millions)
    Canadian dollar...........................   $5     $31   $39    $40    $46     $151      $312        $343
    British pound sterling....................   --     24     21     39     32      140       256         284

     Equity price risk is the potential loss arising from adverse changes in the value of equity securities. In general, equities have more year-to-year price variability than intermediate term high grade bonds. However, returns over longer time frames have been consistently higher. Our equity securities are high quality, diversified across industries and readily marketable. A hypothetical decrease of 10% in the market prices of the equity securities held at December 31, 1999 and 1998 would have resulted in a decrease of $77 million and $109 million, respectively, in the fair value of the equity securities portfolio.

     All of the above risks are monitored on an ongoing basis. A combination of in-house systems and proprietary models and externally licensed software are used to analyze individual securities as well as each portfolio. These tools provide the portfolio managers with information to assist them in the evaluation of the market risks of the portfolio.

     Interest rate risk also exists on our debt obligations. At December 31, 1999, the expected cash flows of principal amounts of such debt obligations were a $15 million 7.3% term loan in 2001, $100 million of 6 7/8% notes in 2003 and $642 million after 2004 with a weighted average interest rate of 7.0%.

YEAR 2000 READINESS DISCLOSURE

     The Year 2000 issue referred to the potential that certain information technology (IT) systems and applications as well as non-IT systems, such as equipment with embedded chips and microprocessors, would be unable to properly process data containing dates beginning with the year 2000. The issue existed because many computer systems used two digits rather than four to define the applicable year. Such systems, if not remediated, might have recognized the date "00" as the year 1900 rather than the year 2000, resulting in a system failure or miscalculation causing disruptions of normal business activities or other unforeseen problems.

     In 1995, we initiated a project to ensure Year 2000 readiness of the Corporation's systems and applications. A significant focus of the project was the retirement, renovation or rewriting of those mainframe systems that were not Year 2000 ready. From 1995 through 1999, we completed remediation and testing procedures on all of our mainframe IT systems as well as our personal computers, servers and other non-mainframe computers and related software. Our Year 2000 compliance project also included developing a plan to evaluate the readiness of third parties with whom we interact, preparing contingency plans to address the noncompliance of any such third parties and physically testing electronic data interchanges with third parties for Year 2000 compliance.

     As a result of these remediation efforts, our internal systems proved to be Year 2000 ready and we did not have any significant Year 2000 related difficulties interacting with any third party with whom we conduct business. We have not experienced any disruption of our business and therefore we have not needed to implement any contingency plans.

     The Year 2000 team included employees of the Corporation and software consultants. A portion of the remediation effort was accomplished by redirecting existing systems resources to the Year 2000 effort. However, we do not believe that this had a significant adverse effect on other systems initiatives.

     The cost to address the Year 2000 IT systems issue, including compensation of employees and the cost of consultants, approximated $36 million. Approximately $6 million, $14 million and $9 million was incurred in 1999, 1998 and 1997, respectively. These amounts do not include the cost of computer equipment purchased to replace equipment that would have been upgraded in the normal course of business, but not necessarily prior to January 2000. Future expenditures related to the Year 2000 issue are expected to be negligible.

     We have closely monitored the potential impact of the Year 2000 issue on insurance coverages written by our property and casualty subsidiaries. To date, we have received a relatively small number of claims related to the Year 2000 issue. The policies under which such claims have been made include provisions that we believe either preclude or limit the amount of coverage. For these reasons, management does not believe at this time that there is a likelihood of a significant adverse financial impact from Year 2000 related losses. Nevertheless, it is possible that Year 2000 related losses may emerge that would adversely affect operating results in future periods.

CAPITAL RESOURCES

     In February 1994, the Board of Directors authorized the repurchase of up to 10,000,000 shares of common stock. Through March 1997, the Corporation had repurchased 6,851,600 shares under the 1994 share repurchase authorization. In March 1997, the Board of Directors replaced the 1994 authorization with a new authorization to repurchase up to 17,500,000 shares of common stock. In July 1998, the Board of Directors authorized the repurchase of up to an additional 12,500,000 shares. Through December 31, 1999, the Corporation had repurchased 20,591,600 shares under the 1997 and 1998 authorizations. As of December 31, 1999, 9,408,400 shares remained under the current share repurchase authorizations. In the aggregate, the Corporation repurchased 2,596,700 shares in open-market transactions in 1999 at a cost of $145 million, 8,203,000 shares in 1998 at a cost of $609 million and 12,940,500 shares in 1997 at a cost of $828 million.

     The Corporation filed a shelf registration statement which the Securities and Exchange Commission declared effective in September 1998, under which up to $600 million of various types of securities may be issued by the Corporation or Chubb Capital Corporation, a wholly owned subsidiary. No securities have been issued under this registration statement.

     The Corporation has outstanding $300 million of unsecured 6.15% notes due in 2005 and $100 million of unsecured 6.60% debentures due in 2018. Chubb Capital has outstanding $100 million of unsecured 6 7/8 % notes due in 2003. The Chubb Capital notes are guaranteed by the Corporation.

     The long term debt obligations of Executive Risk remained in place subsequent to the acquisition. Chubb Executive Risk Inc., a wholly owned subsidiary of the Corporation, has outstanding $75 million of unsecured 7 1/8 % notes due in 2007. Executive Risk Capital Trust, wholly owned by Chubb Executive Risk, has outstanding $125 million of 8.675% capital securities. The sole assets of the Trust are debentures issued by Chubb Executive Risk. The capital securities are subject to mandatory redemption in 2027 upon repayment of the debentures. The capital securities are also subject to mandatory redemption under certain circumstances beginning in 2007.

     The Corporation has two credit agreements with a group of banks that provide for unsecured borrowings of up to $500 million in the aggregate. The $200 million short term revolving credit facility, which was to have terminated on July 7, 1999, was extended to July 5, 2000, and may be renewed or replaced. The $300 million medium term revolving credit facility terminates on July 11, 2002. On the respective termination dates, any loans then outstanding become payable. There have been no borrowings under these agreements. These facilities are available for general corporate purposes and to support Chubb Capital's commercial paper borrowing arrangement.

CHANGE IN ACCOUNTING PRINCIPLES

     In 1999, the Corporation adopted Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which was issued by the American Institute of Certified Public Accountants. This SOP requires that certain costs incurred to develop or obtain computer software for internal use should be capitalized and amortized over the software's expected useful life. Prior to 1999, we expensed all development costs of internal use computer software. The SOP has been applied prospectively. The adoption of SOP 98-1 increased the Corporation's net income in 1999 by $17 million. The effect on net income will decrease in future years as the new method of accounting is phased in.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quantitative and qualitative disclosures about market risk are included in
Item 7, pages 25 through 29 of this report.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated financial statements of the Corporation at December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 and the Report of Independent Auditors thereon and the Corporation's unaudited quarterly financial data for the two-year period ended December 31, 1999 are incorporated by reference from the Corporation's 1999 Annual Report to Shareholders, pages 40 through 62 and 64.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the Corporation's Directors is incorporated by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders on April 25, 2000, pages 2 through 4. Information regarding the executive officers is included in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders on April 25, 2000, pages 8 through 20 other than the Performance Graphs and the Organization and Compensation Committee Report appearing on pages 13 through 18.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders on April 25, 2000, pages 5 and 6.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders on April 25, 2000, page 21.

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

     (b) REPORTS ON FORM 8-K

          There were no reports on Form 8-K filed for the three months ended December 31, 1999.

     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 33-29185 (filed June 7, 1989), 33-30020 (filed July 18, 1989), 33-49230
(filed July 2, 1992), 33-49232 (filed July 2, 1992), 333-09273 (filed July 31,
1996), 333-09275 (filed July 31, 1996), 333-58157 (filed June 30, 1998),
333-67347 (filed November 16, 1998) and Post-Effective Amendment No. 2 to Form S-4 on Form S-8 No. 333-73073 (filed July 19, 1999):

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

                                          THE CHUBB CORPORATION
                                            (REGISTRANT)
March 3, 2000

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

                     SIGNATURE                                       TITLE                        DATE
                /s/ DEAN R. O'HARE                       Chairman, Chief                      March 3, 2000
---------------------------------------------------        Executive Officer and
                 (DEAN R. O'HARE)                          Director

                   /s/ ZOE BAIRD                         Director                             March 3, 2000
---------------------------------------------------
                    (ZOE BAIRD)

                 /s/ JOHN C. BECK                        Director                             March 3, 2000
---------------------------------------------------
                  (JOHN C. BECK)

                /s/ SHEILA P. BURKE                      Director                             March 3, 2000
---------------------------------------------------
                 (SHEILA P. BURKE)

              /s/ JAMES I. CASH, JR.                     Director                             March 3, 2000
---------------------------------------------------
               (JAMES I. CASH, JR.)

               /s/ PERCY CHUBB, III                      Director                             March 3, 2000
---------------------------------------------------
                (PERCY CHUBB, III)

                 /s/ JOEL J. COHEN                       Director                             March 3, 2000
---------------------------------------------------
                  (JOEL J. COHEN)

              /s/ JAMES M. CORNELIUS                     Director                             March 3, 2000
---------------------------------------------------
               (JAMES M. CORNELIUS)

                 /s/ DAVID H. HOAG                       Director                             March 3, 2000
---------------------------------------------------
                  (DAVID H. HOAG)

                     SIGNATURE                                       TITLE                        DATE
               /s/ THOMAS C. MACAVOY                     Director                             March 3, 2000
---------------------------------------------------
                (THOMAS C. MACAVOY)

               /s/ WARREN B. RUDMAN                      Director                             March 3, 2000
---------------------------------------------------
                (WARREN B. RUDMAN)

               /s/ DAVID G. SCHOLEY                      Director                             March 3, 2000
---------------------------------------------------
                (DAVID G. SCHOLEY)

                                                         Director                             March 3, 2000
---------------------------------------------------
               (RAYMOND G.H. SEITZ)

               /s/ LAWRENCE M. SMALL                     Director                             March 3, 2000
---------------------------------------------------
                (LAWRENCE M. SMALL)

              /s/ JAMES M. ZIMMERMAN                     Director                             March 3, 2000
---------------------------------------------------
               (JAMES M. ZIMMERMAN)

                /s/ DAVID B. KELSO                       Executive Vice President and         March 3, 2000
---------------------------------------------------        Chief Financial Officer
                 (DAVID B. KELSO)

                /s/ HENRY B. SCHRAM                      Senior Vice President and            March 3, 2000
---------------------------------------------------        Chief Accounting Officer
                 (HENRY B. SCHRAM)

                             THE CHUBB CORPORATION

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                   COVERED BY REPORT OF INDEPENDENT AUDITORS

                                  (ITEM 14(A))

                                                              ANNUAL REPORT TO
                                                                SHAREHOLDERS      FORM 10-K
                                                                    PAGE             PAGE
                                                              ----------------    ---------
Report of Independent Auditors                                       62               --
Consolidated Balance Sheets at December 31, 1999 and 1998            41               --
Consolidated Statements of Income for the Years Ended Decem-
  ber 31, 1999, 1998 and 1997                                        40               --
Consolidated Statements of Shareholders' Equity for the
  Years Ended December 31, 1999, 1998 and 1997                       42               --
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 1998 and 1997                                   43               --
Consolidated Statements of Comprehensive Income for the
  Years Ended December 31, 1999, 1998, and 1997                      43               --
Notes to Consolidated Financial Statements                           44               --
Supplementary Information (unaudited)
     Quarterly Financial Data                                        64               --
Schedules:
      I --  Consolidated Summary of Investments -- Other
              than Investments in Related Parties at
              December 31, 1999                                      --               37
     II --  Condensed Financial Information of Registrant at
              December 31, 1999 and 1998 and for the Years
              Ended December 31, 1999, 1998 and 1997                 --               38
    III --  Consolidated Supplementary Insurance Information
              at and for the Years Ended December 31, 1999,
              1998 and 1997                                          --               41
     IV --  Consolidated Reinsurance for the Years Ended De-
              cember 31, 1999, 1998 and 1997                         --               42
     VI --  Consolidated Supplementary Property and Casualty
              Insurance Information for the Years Ended
              December 31, 1999, 1998 and 1997                       --               42

     All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

     The consolidated financial statements and supplementary information listed in the above index, which are included in the Annual Report to Shareholders of The Chubb Corporation for the year ended December 31, 1999, are hereby incorporated by reference.

                        CONSENT OF INDEPENDENT AUDITORS

     We consent to the incorporation by reference in this Annual Report (Form 10-K) of The Chubb Corporation of our report dated February 23, 2000 included in the 1999 Annual Report to Shareholders of The Chubb Corporation.

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

     We also consent to the incorporation by reference in the Registration Statements (Form S-3: No. 333-63175, No. 333-67445 and Form S-8: No. 33-29185,
No. 33-30020, No. 33-49230, No. 33-49232, No. 333-09273, No. 333-09275, No.
333-58157, No. 333-67347 and Post-Effective Amendment No. 2 to Form S-4 on Form S-8 No. 333-73073) of our report dated February 23, 2000, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedules included in this Annual Report (Form 10-K) of The Chubb Corporation.

                                               /s/ ERNST & YOUNG LLP
New York, New York

March 24, 2000

                             THE CHUBB CORPORATION

                                   SCHEDULE I

CONSOLIDATED SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENTS IN RELATED PARTIES

                                 (IN MILLIONS)

                               DECEMBER 31, 1999

                                                                                       AMOUNT
                                                                                      AT WHICH
                                                          COST OR                     SHOWN IN
                                                         AMORTIZED      MARKET           THE
                  TYPE OF INVESTMENT                       COST          VALUE      BALANCE SHEET
Short term investments................................   $   731.1     $   731.1      $   731.1
                                                         ---------     ---------      ---------
Fixed maturities
  Bonds
     United States Government and government agencies
       and authorities................................     1,067.0       1,043.7        1,042.5
     States, municipalities and political
       subdivisions...................................     9,588.7       9,624.8        9,566.9
     Foreign..........................................     1,199.2       1,203.0        1,203.0
     Public utilities.................................       341.5         324.4          324.4
     All other corporate bonds........................     2,419.2       2,312.4        2,312.4
                                                         ---------     ---------      ---------
               Total bonds............................    14,615.6      14,508.3       14,449.2
  Redeemable preferred stocks.........................        70.3          69.9           69.9
                                                         ---------     ---------      ---------
               Total fixed maturities.................    14,685.9      14,578.2       14,519.1
                                                         ---------     ---------      ---------
Equity securities
  Common stocks
     Public utilities.................................         1.9           2.5            2.5
     Banks, trusts and insurance companies............         9.4          13.9           13.9
     Industrial, miscellaneous and other..............       688.4         738.3          738.3
                                                         ---------     ---------      ---------
               Total common stocks....................       699.7         754.7          754.7
  Non-redeemable preferred stocks.....................        15.3          14.5           14.5
                                                         ---------     ---------      ---------
               Total equity securities................       715.0         769.2          769.2
                                                         ---------     ---------      ---------
               Total invested assets..................   $16,132.0     $16,078.5      $16,019.4
                                                         =========     =========      =========

                             THE CHUBB CORPORATION

                                  SCHEDULE II

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                     BALANCE SHEETS -- PARENT COMPANY ONLY

                                 (IN MILLIONS)

                                  DECEMBER 31

                                                                   1999          1998
                                                                   ----          ----
Assets
  Invested Assets
     Short Term Investments.................................     $  106.7      $   98.2
     Taxable Fixed Maturities -- Available-for-Sale (cost
      $323.8 and $377.3)....................................        308.9         357.9
     Equity Securities (cost $131.6 and $114.2).............        184.9         129.5
                                                                 --------      --------
          TOTAL INVESTED ASSETS.............................        600.5         585.6
  Cash......................................................           .5            --
  Investment in Consolidated Subsidiaries...................      5,751.3       5,191.9
  Receivable from Consolidated Subsidiary...................        201.7         208.1
  Other Assets..............................................        219.7         189.3
                                                                 --------      --------
          TOTAL ASSETS......................................     $6,773.7      $6,174.9
                                                                 ========      ========
Liabilities
  Long Term Debt............................................     $  400.0      $  430.0
  Dividend Payable to Shareholders..........................         56.2          50.3
  Accrued Expenses and Other Liabilities....................         45.7          50.5
                                                                 --------      --------
          TOTAL LIABILITIES.................................        501.9         530.8
                                                                 --------      --------
Shareholders' Equity
  Preferred Stock -- Authorized 4,000,000 Shares;
     $1 Par Value; Issued -- None...........................           --            --
  Common Stock -- Authorized 600,000,000 Shares;
     $1 Par Value; Issued 177,272,322 and 175,989,202
     Shares.................................................        177.3         176.0
  Paid-In Surplus...........................................        418.4         546.7
  Retained Earnings.........................................      6,008.6       5,604.0
  Accumulated Other Comprehensive Income
     Unrealized Appreciation (Depreciation) of Investments,
      Net of Tax............................................       (112.6)        414.7
     Foreign Currency Translation Losses, Net of Tax........        (44.8)        (36.0)
  Receivable from Employee Stock Ownership Plan.............        (74.9)        (86.3)
  Treasury Stock, at Cost -- 1,782,489 and 13,722,376
     Shares.................................................       (100.2)       (975.0)
                                                                 --------      --------
          TOTAL SHAREHOLDERS' EQUITY........................      6,271.8       5,644.1
                                                                 --------      --------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........     $6,773.7      $6,174.9
                                                                 ========      ========

     The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Corporation's 1999 Annual Report to Shareholders.

                             THE CHUBB CORPORATION

                                  SCHEDULE II

                                  (CONTINUED)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                  STATEMENTS OF INCOME -- PARENT COMPANY ONLY

                                 (IN MILLIONS)

                            YEARS ENDED DECEMBER 31

                                                               1999        1998        1997
                                                               ----        ----        ----
Investment Income...........................................  $ 41.9      $ 46.2      $ 71.8

Realized Investment Gains...................................    18.1        23.0        13.2

Investment Expenses.........................................    (2.1)       (2.1)       (1.8)

Corporate Expenses..........................................   (41.2)      (27.7)      (34.9)
                                                              ------      ------      ------
                                                                16.7        39.4        48.3

Federal and Foreign Income Tax..............................     6.9         3.9        44.0
                                                              ------      ------      ------
                                                                 9.8        35.5         4.3

Equity in Net Income of Consolidated Subsidiaries...........   611.3       671.5       765.2
                                                              ------      ------      ------
     NET INCOME.............................................  $621.1      $707.0      $769.5
                                                              ======      ======      ======

     The Corporation and its domestic subsidiaries file a consolidated federal income tax return. The Corporation's federal income tax represents its allocation of federal income tax under the Corporation's tax allocation agreements with its subsidiaries.

     The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Corporation's 1999 Annual Report to Shareholders.

                             THE CHUBB CORPORATION

                                  SCHEDULE II

                                  (CONTINUED)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                STATEMENTS OF CASH FLOWS -- PARENT COMPANY ONLY

                                 (IN MILLIONS)

                            YEARS ENDED DECEMBER 31

                                                               1999       1998       1997
                                                               ----       ----       ----
Cash Flows from Operating Activities
  Net Income................................................  $ 621.1    $ 707.0    $ 769.5
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities
     Equity in Net Income of Consolidated Subsidiaries......   (611.3)    (671.5)    (765.2)
     Realized Investment Gains..............................    (18.1)     (23.0)     (13.2)
     Other, Net.............................................     16.3      (17.5)      16.9
                                                              -------    -------    -------
       NET CASH PROVIDED BY (USED IN)
          OPERATING ACTIVITIES..............................      8.0       (5.0)       8.0
                                                              -------    -------    -------
Cash Flows from Investing Activities
  Proceeds from Sales of Fixed Maturities...................    105.5       70.6      600.1
  Proceeds from Maturities of Fixed Maturities..............     30.4       94.5       49.1
  Proceeds from Sales of Equity Securities..................     68.7       97.9       89.7
  Proceeds from Sale of Discontinued Operations, Net........       --         --      861.2
  Purchases of Fixed Maturities.............................    (83.8)    (213.5)    (606.3)
  Purchases of Equity Securities............................    (67.7)    (122.7)     (84.0)
  Decrease (Increase) in Short Term Investments, Net........     (8.5)     322.6     (411.1)
  Dividends Received from Consolidated Subsidiaries.........    300.0      280.0      280.0
  Other, Net................................................     (9.8)     (25.1)      19.6
                                                              -------    -------    -------
       NET CASH PROVIDED BY INVESTING ACTIVITIES............    334.8      504.3      798.3
                                                              -------    -------    -------
Cash Flows from Financing Activities
  Proceeds from Exercise of Stock Option by Subsidiary......       --         --      249.3(a)
  Proceeds from Issuance of Long Term Debt..................       --      400.0         --
  Repayment of Long Term Debt...............................    (30.0)     (30.0)     (30.0)
  Dividends Paid to Shareholders............................   (210.6)    (203.4)    (196.5)
  Repurchase of Shares......................................   (145.0)    (608.5)    (827.9)
  Decrease (Increase) in Receivable from Consolidated
     Subsidiary.............................................      6.4     (131.2)     (61.0)
  Other, Net................................................     36.9       73.2       60.4
                                                              -------    -------    -------
       NET CASH USED IN FINANCING ACTIVITIES................   (342.3)    (499.9)    (805.7)
                                                              -------    -------    -------
Net Increase (Decrease) in Cash.............................       .5        (.6)        .6
Cash at Beginning of Year...................................       --         .6         --
                                                              -------    -------    -------
       CASH AT END OF YEAR..................................  $    .5    $    --    $    .6
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

     In 1999, the Corporation acquired all of the outstanding common shares of Executive Risk Inc. in exchange for common stock of the Corporation. In 1997, a $264.4 million investment in a real estate development subsidiary was received as a dividend from a subsidiary of the Corporation. In addition, $410.7 million of fixed maturity securities were contributed to an investment company subsidiary of the Corporation. These noncash transactions have been excluded from the statements of cash flows.

     The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Corporation's 1999 Annual Report to Shareholders.

                             THE CHUBB CORPORATION

                                  SCHEDULE III

                CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION

                                 (IN MILLIONS)

                                                DECEMBER 31                    YEAR ENDED DECEMBER 31
                                     ----------------------------------   ---------------------------------

                                      DEFERRED
                                       POLICY                                           NET
                                     ACQUISITION    UNPAID     UNEARNED   PREMIUMS   INVESTMENT   INSURANCE
              SEGMENT                   COSTS       CLAIMS     PREMIUMS    EARNED      INCOME      CLAIMS
              -------                -----------   ---------   --------   --------   ----------   ---------
1999
  Property and Casualty Insurance
    Personal.......................    $201.7      $   778.8   $  784.1   $1,447.5                $  836.8
    Standard Commercial............     226.1        5,386.7      920.4    1,944.9                 1,704.8
    Specialty Commercial...........     351.9        5,269.2    1,618.6    2,259.6                 1,400.4
    Investments....................                                                    $821.0*
                                       ------      ---------   --------   --------     ------     --------
                                       $779.7      $11,434.7   $3,323.1   $5,652.0     $821.0     $3,942.0
                                       ======      =========   ========   ========     ======     ========
1998
  Property and Casualty Insurance
    Personal.......................    $186.1      $   688.9   $  704.4   $1,304.3                $  681.8
    Standard Commercial............     258.5        5,686.4    1,011.6    1,980.6                 1,631.7
    Specialty Commercial...........     284.1        3,981.2    1,199.7    2,018.9                 1,180.2
    Investments....................                                                    $748.9*
                                       ------      ---------   --------   --------     ------     --------
                                       $728.7      $10,356.5   $2,915.7   $5,303.8     $748.9     $3,493.7
                                       ======      =========   ========   ========     ======     ========
1997
  Property and Casualty Insurance
    Personal.......................    $174.5      $   675.5   $  644.7   $1,188.1                $  595.5
    Standard Commercial............     249.2        5,328.1      984.6    1,906.1                 1,534.8
    Specialty Commercial...........     253.2        3,768.9    1,067.3    1,968.3                 1,111.3
    Reinsurance Assumed............                                           94.9                    65.4
    Investments....................                                                    $711.2*
                                       ------      ---------   --------   --------     ------     --------
                                       $676.9      $ 9,772.5   $2,696.6   $5,157.4     $711.2     $3,307.0
                                       ======      =========   ========   ========     ======     ========

                                            YEAR ENDED DECEMBER 31
                                     ------------------------------------
                                     AMORTIZATION     OTHER
                                     OF DEFERRED    INSURANCE
                                        POLICY      OPERATING
                                     ACQUISITION    COSTS AND    PREMIUMS
              SEGMENT                   COSTS       EXPENSES**   WRITTEN
              -------                ------------   ----------   --------
1999
  Property and Casualty Insurance
    Personal.......................    $  401.3       $ 73.1     $1,524.5
    Standard Commercial............       538.5        152.7      1,842.2
    Specialty Commercial...........       589.9        133.3      2,334.4
    Investments....................
                                       --------       ------     --------
                                       $1,529.7       $359.1     $5,701.1
                                       ========       ======     ========
1998
  Property and Casualty Insurance
    Personal.......................    $  370.1       $ 72.7     $1,364.7
    Standard Commercial............       554.0        145.6      2,005.8
    Specialty Commercial...........       540.2        134.1      2,133.0
    Investments....................
                                       --------       ------     --------
                                       $1,464.3       $352.4     $5,503.5
                                       ========       ======     ========
1997
  Property and Casualty Insurance
    Personal.......................    $  340.3       $ 62.4     $1,306.4
    Standard Commercial............       515.6        128.3      2,026.1
    Specialty Commercial...........       505.5        116.0      2,119.3
    Reinsurance Assumed............        41.2                      (3.8)
    Investments....................
                                       --------       ------     --------
                                       $1,402.6       $306.7     $5,448.0
                                       ========       ======     ========

---------------

 * Property and casualty assets are available for payment of claims and expenses for all classes of business; therefore, such assets and the related investment income have not been allocated to the underwriting segments.

** Other insurance operating costs and expenses does not include amortization of goodwill and other charges.

                             THE CHUBB CORPORATION

                                  SCHEDULE IV

                            CONSOLIDATED REINSURANCE
                                 (IN MILLIONS)

                            YEARS ENDED DECEMBER 31

                                          PROPERTY AND CASUALTY INSURANCE PREMIUMS EARNED
                                          -----------------------------------------------   PERCENTAGE OF
                                                        CEDED       ASSUMED                    AMOUNT
                                           DIRECT     TO OTHER    FROM OTHER       NET         ASSUMED
                                           AMOUNT     COMPANIES    COMPANIES     AMOUNT        TO NET
                                           ------     ---------   ----------     ------     -------------
1999....................................  $6,037.1     $631.6       $246.5      $5,652.0         4.4
                                          ========     ======       ======      ========
1998....................................  $5,624.7     $461.5       $140.6      $5,303.8         2.7
                                          ========     ======       ======      ========
1997....................................  $5,315.8     $450.8       $292.4      $5,157.4         5.7
                                          ========     ======       ======      ========

                             THE CHUBB CORPORATION

                                  SCHEDULE VI

     CONSOLIDATED SUPPLEMENTARY PROPERTY AND CASUALTY INSURANCE INFORMATION

                                 (IN MILLIONS)

                            YEARS ENDED DECEMBER 31

                                                     CLAIMS AND CLAIM
                                                        ADJUSTMENT
                                                    EXPENSES INCURRED
                                                        RELATED TO
                                                  ----------------------       PAID CLAIMS AND
                                                  CURRENT        PRIOR         CLAIM ADJUSTMENT
                                                    YEAR         YEARS             EXPENSES
                                                  --------      --------       ----------------
1999............................................  $4,147.6      $(205.6)           $3,848.9
                                                  ========      =======            ========
1998............................................  $3,712.1      $(218.4)           $3,008.4
                                                  ========      =======            ========
1997............................................  $3,372.3      $ (65.3)           $2,498.3
                                                  ========      =======            ========

                             THE CHUBB CORPORATION

                                    EXHIBITS

                                  (ITEM 14(A))

                                                  DESCRIPTION
            (2)       --  Plan of acquisition, reorganization, arrangement,
                            liquidation or succession
                          Agreement and Plan of Merger dated as of February 6, 1999
                            among Executive Risk Inc., the registrant and Excalibur
                            Acquisition, Inc. incorporated by reference to Exhibit
                            (99.2) of the registrant's Report to the Securities and
                            Exchange Commission on Form 8-K dated February 6, 1999.
            (3)       --  Articles of Incorporation and By-Laws
                          Restated Certificate of Incorporation. Incorporated by
                            reference to Exhibit (3) of the registrant's Report to the
                            Securities and Exchange Commission on Form 10-Q for the
                            six months ended June 30, 1996.
                          Certificate of Amendment to the Restated Certificate of
                            Incorporation. Incorporated by reference to Exhibit (3) of the registrant's Report to the Securities and Exchange
                            Commission on Form 10-K for the year ended December 31,
                            1998.
                          Certificate of Correction of Certificate of Amendment to the
                            Restated Certificate of Incorporation. Incorporated by
                            reference to Exhibit (3) of the registrant's Report to the
                            Securities and Exchange Commission on Form 10-K for the
                            year ended December 31, 1998.
                          Restated By-Laws. Incorporated by reference to Exhibit (1)
                            of the registrant's Report to the Securities and Exchange
                            Commission on Form 8-K dated December 17, 1998.
            (4)       --  The registrant is not filing any instruments evidencing any indebtedness since the total amount of securities
                            authorized under any single instrument does not exceed 10%
                            of the total assets of the registrant and its subsidiaries on a consolidated basis. Copies of such instruments will
                            be furnished to the Securities and Exchange Commission
                            upon request.
                          Rights Agreement dated as of March 12, 1999 between The
                            Chubb Corporation and First Chicago Trust Company of New
                            York as Rights Agent. Incorporated by reference to Exhibit
                            99.1 of the registrant's Report to the Securities and
                            Exchange Commission on Form 8-K dated March 12, 1999.
           (10)       --  Material contracts
                          Global Settlement Agreement among Fibreboard Corporation,
                            Continental Casualty Company, CNA Casualty Company of
                            California, Columbia Casualty Company, Pacific Indemnity
                            Company, and the Settlement Class and together with
                            Exhibits A through D incorporated by reference to Exhibit
                            (10) of the registrant's Report to the Securities and
                            Exchange Commission on Form 10-K for the year ended
                            December 31, 1993.
                          Settlement Agreement with Fibreboard Corporation,
                            Continental Casualty Company, CNA Casualty Company of
                            California and Columbia Casualty Company incorporated by
                            reference to Exhibit (10) of the registrant's Report to
                            the Securities and Exchange Commission on Form 10-Q for
                            the nine months ended September 30, 1993.
                          Continental-Pacific Agreement with Continental Casualty
                            Company incorporated by reference to Exhibit (10) of the
                            registrant's Report to the Securities and Exchange
                            Commission on Form 10-Q for the nine months ended Septem-
                            ber 30, 1993.
                          Amendment to the Continental-Pacific Agreement with
                            Continental Casualty Company incorporated by reference to
                            Exhibit (10) of the registrant's Report to the Securities
                            and Exchange Commission on Form 10-K for the year ended
                            December 31, 1994.

                                                  DESCRIPTION
                          The Chubb Corporation Producer Stock Incentive Program
                            incorporated by reference to Exhibit (4.3) of the
                            registrant's Report to the Securities and Exchange
                            Commission on Amendment No. 2 to Form S-3 No. 333-67445
                            dated January 25, 1999.
                          Executive Compensation Plans and Arrangements.
                            The Chubb Corporation Annual Incentive Compensation Plan
                               (1996) incorporated by reference to Exhibit A of the
                               registrant's definitive proxy statement for the Annual
                               Meeting of Shareholders held on April 23, 1996.
                            The Chubb Corporation Long-Term Stock Incentive Plan
                               (1996), as amended, incorporated by reference to
                               Exhibit (10) of the registrant's Report to the
                               Securities and Exchange Commission on Form 10-K for the
                               year ended December 31, 1998.
                            The Chubb Corporation Stock Option Plan for Non-Employee
                               Directors (1996), as amended, incorporated by reference
                               to Exhibit (10) of the registrant's Report to the
                               Securities and Exchange Commission on Form 10-K for the
                               year ended December 31, 1998.
                            The Chubb Corporation Long-Term Stock Incentive Plan
                               (1992), as amended, incorporated by reference to
                               Exhibit (10) of the registrant's Report to the
                               Securities and Exchange Commission on Form 10-K for the
                               year ended December 31, 1998.
                            The Chubb Corporation Stock Option Plan for Non-Employee
                               Directors (1992), as amended, incorporated by reference
                               to Exhibit (10) of the registrant's Report to the
                               Securities and Exchange Commission on Form 10-K for the
                               year ended December 31, 1998.
                            The Chubb Corporation Deferred Compensation Plan for
                               Directors, as amended, incorporated by reference to
                               Exhibit (10) of the registrant's Report to the
                               Securities and Exchange Commission on Form 10-K for the
                               year ended December 31, 1998.
                            The Chubb Corporation Executive Deferred Compensation Plan
                               incorporated by reference to Exhibit (10) of the
                               registrant's Report to the Securities and Exchange
                               Commission on Form 10-K for the year ended December 31,
                               1998.
                            The Chubb Corporation Estate Enhancement Program
                               incorporated by reference to Exhibit (10) of the
                               registrant's Report to the Securities and Exchange
                               Commission on Form 10-Q for the three months ended
                               March 31, 1999.
                            The Chubb Corporation Estate Enhancement Program for
                               Non-Employee Directors incorporated by reference to
                               Exhibit (10) of the registrant's Report to the
                               Securities and Exchange Commission on Form 10-Q for the
                               three months ended March 31, 1999.
                            Executive Severance Agreement, as amended, incorporated by reference to Exhibit (10) of the registrant's Report to
                               the Securities and Exchange Commission on Form 10-K for
                               the year ended December 31, 1994.
                            Executive Severance Agreement incorporated by reference to
                               Exhibit (10) of the registrant's Report to the
                               Securities and Exchange Commission on Form 10-K for the
                               year ended December 31, 1995.
                            Executive Severance Agreements incorporated by reference
                               to Exhibit (10) of the registrant's Report to the
                               Securities and Exchange Commission on Form 10-K for the
                               year ended December 31, 1997.
                            Executive Severance Agreement incorporated by reference to
                               Exhibit (10) of the registrant's Report to the
                               Securities and Exchange Commission on Form 10-K for the
                               year ended December 31, 1998.

                                                  DESCRIPTION
              (11)    --  Computation of earnings per share incorporated by reference from Note (17) of the notes to consolidated financial
                            statements of the 1999 Annual Report to Shareholders.
              (13)    --  Pages 15, 16, 36 through 62 and 64 of the 1999 Annual Report to Shareholders.
              (21)    --  Subsidiaries of the registrant filed herewith.
              (23)    --  Consent of Independent Auditors (see page 36 of this
                            report).
              (27)    --  Financial Data Schedule filed herewith.