Form 10-Q
period 2000-03-31
CHUBB CORP
filed 2000-05-12
CIK 20171

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington, D. C.

                                     20549

                                   FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the quarterly period ended     March 31, 2000
                               ----------------------

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

        The number of shares of common stock outstanding as of April 30, 2000 was 174,956,936.

                             THE CHUBB CORPORATION
                                     INDEX

                                                                     Page Number
                                                                     -----------
Part I.   Financial Information:

  Item 1 - Financial Statements:

    Consolidated Balance Sheets as of
     March 31, 2000 and December 31, 1999.........................        1

    Consolidated Statements of Income for the
     Three Months Ended March 31, 2000 and 1999...................        2

    Consolidated Statements of Comprehensive Income
     for the Three Months Ended March 31, 2000 and 1999...........        3

    Consolidated Statements of Cash Flows for the
     Three Months Ended March 31, 2000 and 1999...................        4

    Notes to Consolidated Financial Statements....................        5


  Item  2 - Management's Discussion and Analysis
    of Financial Condition and Results of Operations..............        9


Part II.  Other Information:

  Item 2 - Changes in Securities and Use of Proceeds..............       16

  Item 4 - Submission of Matters to a Vote of Security Holders....       17

  Item 6 - Exhibits and Reports on Form 8-K.......................       18

                             THE CHUBB CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                          Mar. 31,     Dec. 31,
                                                            2000         1999
                                                          --------     --------
                                                              (in millions)
Assets

  Invested Assets
    Short Term Investments............................... $   461.4   $   731.1
    Fixed Maturities
      Held-to-Maturity - Tax Exempt (market $1,739.1
       and $1,801.0).....................................   1,683.6     1,741.9
      Available-for-Sale
       Tax Exempt (cost $7,918.7 and $7,889.3)...........   7,964.5     7,867.5
       Taxable (cost $5,275.6 and $5,054.7)..............   5,137.0     4,909.7
    Equity Securities (cost $786.9 and $715.0)...........     845.1       769.2
                                                          ---------   ---------

           TOTAL INVESTED ASSETS.........................  16,091.6    16,019.4
  Cash...................................................      16.9        22.7
  Securities Lending Collateral..........................     665.3       469.5
  Accrued Investment Income..............................     241.2       242.9
  Premiums Receivable....................................   1,342.0     1,234.7
  Reinsurance Recoverable on Unpaid Claims...............   1,728.5     1,685.9
  Prepaid Reinsurance Premiums...........................     245.1       240.1
  Deferred Policy Acquisition Costs......................     808.7       779.7
  Real Estate Assets.....................................     680.4       699.4
  Deferred Income Tax....................................     595.6       584.2
  Goodwill...............................................     502.2       507.2
  Other Assets...........................................   1,234.9     1,051.3
                                                          ---------   ---------

           TOTAL ASSETS.................................. $24,152.4   $23,537.0
                                                          =========   =========

Liabilities

  Unpaid Claims.......................................... $11,612.3   $11,434.7
  Unearned Premiums......................................   3,425.5     3,323.1
  Securities Lending Payable.............................     665.3       469.5
  Long Term Debt.........................................     754.1       759.2
  Dividend Payable to Shareholders.......................      57.7        56.2
  Accrued Expenses and Other Liabilities.................   1,242.1     1,222.5
                                                          ---------   ---------

           TOTAL LIABILITIES.............................  17,757.0    17,265.2
                                                          ---------   ---------

Shareholders' Equity

  Common Stock - $1 Par Value; 177,817,830 and
   177,272,322 Shares....................................     177.8       177.3
  Paid-In Surplus........................................     429.3       418.4
  Retained Earnings......................................   6,104.6     6,008.6
  Accumulated Other Comprehensive Income
   Unrealized Depreciation of Investments................     (34.6)     (112.6)
   Foreign Currency Translation Losses, Net of Tax.......     (49.8)      (44.8)
  Receivable from Employee Stock Ownership Plan..........     (74.9)      (74.9)
  Treasury Stock, at Cost - 2,940,859 and
   1,782,489 Shares......................................    (157.0)     (100.2)
                                                          ---------   ---------

           TOTAL SHAREHOLDERS' EQUITY....................   6,395.4     6,271.8
                                                          ---------   ---------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.... $24,152.4   $23,537.0
                                                          =========   =========

See Notes to Consolidated Financial Statements.

                             THE CHUBB CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                          THREE MONTHS ENDED MARCH 31


                                                         2000         1999
                                                       --------     --------
                                                           (in millions)
Revenues
  Premiums Earned..................................... $1,491.9      $1,379.8
  Investment Income...................................    237.6         208.9
  Real Estate.........................................     31.7           9.4
  Realized Investment Gains...........................      5.8          31.5
                                                       --------      --------

         Total Revenues...............................  1,767.0       1,629.6
                                                       --------      --------

Claims and Expenses
  Insurance Claims....................................  1,027.4         908.0
  Amortization of Deferred Policy Acquisition Costs...    402.5         373.7
  Other Insurance Operating Costs and Expenses........    104.6          92.2
  Real Estate Cost of Sales and Expenses..............     32.6          10.3
  Investment Expenses.................................      5.2           5.2
  Corporate Expenses..................................     20.6          13.6
                                                       --------      --------

         Total Claims and Expenses....................  1,592.9       1,403.0
                                                       --------      --------

Income Before Federal and Foreign Income Tax..........    174.1         226.6
Federal and Foreign Income Tax........................     20.4          39.7
                                                       --------      --------

Net Income............................................ $  153.7      $  186.9
                                                       ========      ========

Average Common Shares Outstanding.....................    174.7         161.4
Average Common and Potentially Dilutive
 Shares Outstanding...................................    176.3         163.2

Net Income Per Share

 Basic................................................     $.88         $1.16
 Diluted..............................................      .87          1.14

Dividends Declared Per Share..........................      .33           .32

See Notes to Consolidated Financial Statements.

                             THE CHUBB CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                          THREE MONTHS ENDED MARCH 31


                                                         2000         1999
                                                       --------     --------
                                                           (in millions)
Net Income............................................  $153.7        $186.9
                                                        ------        ------

Other Comprehensive Income (Loss)
  Change in Unrealized Appreciation or Depreciation
   of Investments, Net of Tax.........................    78.0         (80.5)
  Foreign Currency Translation Gains (Losses),
   Net of Tax.........................................    (5.0)          4.9
                                                        ------        ------
                                                          73.0         (75.6)
                                                        ------        ------

Comprehensive Income..................................  $226.7        $111.3
                                                        ======        ======


See Notes to Consolidated Financial Statements.

                             THE CHUBB CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31


                                                            2000         1999
                                                          --------     --------
                                                              (in millions)
Cash Flows from Operating Activities

  Net Income.............................................. $ 153.7     $ 186.9
   Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities
     Increase in Unpaid Claims, Net.......................   135.0       198.7
     Increase in Unearned Premiums, Net...................    97.4        26.1
     Increase in Premiums Receivable......................  (107.3)      (11.5)
     Increase in Deferred Policy Acquisition Cost.........   (29.0)       (5.1)
     Change in Deferred Federal Income Tax................    (9.2)       21.2
     Depreciation.........................................    21.3        15.4
     Realized Investment Gains............................    (5.8)      (31.5)
     Other, Net...........................................   (98.7)      (34.2)
                                                           -------     -------

  Net Cash Provided by Operating Activities...............   157.4       366.0
                                                           -------     -------

Cash Flows from Investing Activities

  Proceeds from Sales of Fixed Maturities.................   563.2       393.2
  Proceeds from Maturities of Fixed Maturities............   189.6       205.6
  Proceeds from Sales of Equity Securities................    63.4       435.8
  Purchases of Fixed Maturities...........................  (959.8)     (752.0)
  Purchases of Equity Securities..........................  (119.9)     (204.0)
  Purchase of Interest in Hiscox plc......................       -      (145.3)
  Decrease (Increase) in Short Term Investments, Net......   269.7      (197.5)
  Increase (Decrease) in Net Payable from Security
   Transactions not Settled...............................   (14.2)       46.0
  Purchases of Fixed Assets, Net..........................   (33.6)      (15.3)
  Other, Net..............................................    (3.8)       (8.6)
                                                           -------     -------

  Net Cash Used in Investing Activities...................   (45.4)     (242.1)
                                                           -------     -------

Cash Flows from Financing Activities

  Repayment of Long Term Debt.............................    (5.1)        (.4)
  Dividends Paid to Shareholders..........................   (56.2)      (50.3)
  Repurchase of Shares....................................   (66.1)      (75.2)
  Other, Net..............................................     9.6         3.6
                                                           -------     -------
  Net Cash Used in Financing Activities...................  (117.8)     (122.3)
                                                           -------     -------

Net Increase (Decrease) in Cash...........................    (5.8)        1.6

Cash at Beginning of Year.................................    22.7         8.3
                                                           -------     -------

  Cash at End of Period................................... $  16.9     $   9.9
                                                           =======     =======

See Notes to Consolidated Financial Statements.

                             THE CHUBB CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)      General

                The amounts included in this report are unaudited but include those adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the 1999 Annual Report to Shareholders.

2)      Adoption of New Accounting Pronouncement

                Effective January 1, 2000, the Corporation adopted Statement of Position (SOP) 98-7, Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk, which was issued by the American Institute of Certified Public Accountants. This SOP provides guidance on how to account for insurance and reinsurance contracts that do not transfer insurance risk. The adoption of SOP 98-7 did not have a significant effect on the Corporation's financial position or results of operations.

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

                The net change in unrealized appreciation or depreciation of investments carried at market value was as follows:


                                                                                                 Three Months Ended
                                                                                                      March 31
                                                                                               ---------------------
                                                                                                 2000         1999
                                                                                               --------     --------
                                                                                                   (in millions)
     Change in unrealized appreciation of equity securities................................... $  4.0        $(54.7)
     Change in unrealized appreciation or depreciation of fixed maturities....................   74.0         (69.2)
                                                                                               ------        ------
                                                                                                 78.0        (123.9)
     Deferred income tax (credit).............................................................   27.3         (43.4)
     Decrease in valuation allowance..........................................................  (27.3)            -
                                                                                               ------        ------

     Change in unrealized appreciation or depreciation of investments, net.................... $ 78.0        $(80.5)
                                                                                               ======        ======

4)  Earnings Per Share

                The following table sets forth the computation of basic and diluted earnings per share:

                                                    Three Months Ended
                                                         March 31
                                                  ---------------------
                                                    2000         1999
                                                  --------     --------
                                                      (in millions,
                                                 except per share amounts)

Basic earnings per share:
  Net income.....................................  $153.7       $186.9
                                                   ======       ======

  Weighted average number of common
   shares outstanding............................   174.7        161.4
                                                   ======       ======

  Basic earnings per share.......................  $  .88       $ 1.16
                                                   ======       ======

Diluted earnings per share:
  Net income.....................................  $153.7       $186.9
                                                   ======       ======

  Weighted average number of common
   shares outstanding............................   174.7        161.4
  Additional shares from assumed exercise
   of stock-based compensation awards............     1.6          1.8
                                                   ------       ------

  Weighted average number of common shares and
   potential common shares assumed outstanding
   for computing diluted earnings per share......   176.3        163.2
                                                   ======       ======

  Diluted earnings per share.....................  $  .87       $ 1.14
                                                   ======       ======

5)  Segments Information

                The property and casualty operations include three reportable underwriting segments and the investment function. The underwriting segments are personal, standard commercial and specialty commercial. The personal and commercial segments are managed separately because they target different customers. The commercial business is further distinguished by those classes of business that are generally available in broad markets and are of a more commodity nature (standard) and those classes available in more limited markets that require specialized underwriting and claim settlement (specialty). Standard commercial classes include multiple peril, casualty and workers' compensation. Specialty commercial classes include property and marine, executive protection, financial institutions and other commercial classes.

                Revenues and income before income tax of the operating segments were as follows:

                                                    Three Months Ended
                                                         March 31
                                                  ---------------------
                                                    2000         1999
                                                  --------     --------
                                                      (in millions)
Revenues
  Property and casualty insurance
    Premiums earned
      Personal.................................  $  388.3        $  345.1
      Standard commercial......................     469.0           500.4
      Specialty commercial.....................     634.6           534.3
                                                 --------        --------
                                                  1,491.9         1,379.8

    Investment income..........................     220.3           195.9
                                                 --------        --------

      Total property and casualty insurance....   1,712.2         1,575.7

  Corporate and other..........................      49.0            22.4
  Realized investment gains....................       5.8            31.5
                                                 --------        --------

      Total revenues...........................  $1,767.0        $1,629.6
                                                 ========        ========


                                                    Three Months Ended
                                                         March 31
                                                  ---------------------
                                                    2000         1999
                                                  --------     --------
                                                      (in millions)
Income (loss) before income tax
  Property and casualty insurance
    Underwriting
      Personal.................................  $   13.6        $   41.8
      Standard commercial......................     (81.2)          (87.8)
      Specialty commercial.....................       7.4            48.8
                                                 --------        --------
                                                    (60.2)            2.8
      Increase in deferred policy acquisition
       costs...................................      29.0             5.1
                                                 --------        --------

      Underwriting income (loss)...............     (31.2)            7.9

    Investment income..........................     216.0           191.7

    Amortization of goodwill and
     other charges.............................     (11.4)           (2.0)
                                                 --------        --------

      Total property and casualty insurance....     173.4           197.6

  Corporate and other..........................      (5.1)           (2.5)
  Realized investment gains....................       5.8            31.5
                                                 --------        --------

      Total income before income tax...........  $  174.1        $  226.6
                                                 ========        ========

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2000 AND 1999

SUMMARY OF FINANCIAL RESULTS

        The following is a summary of the Corporation's operating results for the first quarter of 2000 and 1999:

                                                             Quarter Ended
                                                                March 31
                                                          ------------------
                                                          2000          1999
                                                          ----          ----
                                                            (in millions)
PROPERTY AND CASUALTY INSURANCE
 Underwriting
  Net Premiums Written................................. $1,589.3      $1,405.9
  Increase in Unearned Premiums........................    (97.4)        (26.1)
                                                        --------      --------
     Premiums Earned...................................  1,491.9       1,379.8
                                                        --------      --------
  Claims and Claim Expenses............................  1,027.4         908.0
  Operating Costs and Expenses.........................    518.0         458.7
  Increase in Deferred Policy Acquisition Costs........    (29.0)         (5.1)
  Dividends to Policyholders...........................      6.7          10.3
                                                        --------      --------
  Underwriting Income (Loss)...........................    (31.2)          7.9
                                                        --------      --------

 Investments
  Investment Income Before Expenses....................    220.3         195.9
  Investment Expenses..................................      4.3           4.2
                                                        --------      --------
  Investment Income....................................    216.0         191.7
                                                        --------      --------

 Amortization of Goodwill and Other Charges............    (11.4)         (2.0)
                                                        --------      --------

 Property and Casualty Income..........................    173.4         197.6

CORPORATE AND OTHER....................................     (5.1)         (2.5)
                                                        --------      --------

CONSOLIDATED OPERATING INCOME BEFORE INCOME TAX........    168.3         195.1

Federal and Foreign Income Tax.........................     18.4          28.7
                                                        --------      --------

CONSOLIDATED OPERATING INCOME..........................    149.9         166.4

REALIZED INVESTMENT GAINS AFTER INCOME TAX.............      3.8          20.5
                                                        --------      --------

CONSOLIDATED NET INCOME................................ $  153.7      $  186.9
                                                        ========      ========

PROPERTY AND CASUALTY INVESTMENT INCOME
 AFTER INCOME TAX...................................... $  181.3      $  163.0
                                                        ========      ========

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

PROPERTY AND CASUALTY INSURANCE

        Earnings from our property and casualty business were lower in the first quarter of 2000 compared with the same period of 1999 due to a decline in underwriting results. Investment income increased in the first quarter of 2000 compared with 1999. Property and casualty income before taxes amounted to $173.4 million in the first quarter of 2000 compared with $197.6 million in 1999.

        Net premiums written were $1.6 billion in the first quarter of 2000, an increase of 13.0% compared with the first quarter of 1999. Premium growth in the first quarter of 2000 was due in large part to (1) the inclusion of Executive Risk premiums written in the 2000 results and (2) a change in the reporting of the results of our European operations, which is discussed below.

        In the first quarter of 2000, we eliminated the one-quarter lag in reporting the results of our European operations. As a result of this change, our reported first quarter 2000 premiums included the first quarter 2000 premiums of our European operations whereas our reported first quarter 1999 premiums included Europe's fourth quarter 1998 premiums. This change inflated our premium growth in the first quarter of 2000 because the first quarter has historically been by far the highest in premium volume for our European operations. The effect of the change on premium growth will be reversed in the second quarter when we will be comparing Europe's second quarter of 2000, a low volume quarter, with the high volume first quarter of 1999. The change in reporting the results of our European operations had virtually no impact on consolidated operating income or net income in the first quarter.

        Excluding premiums written by Executive Risk and the effect of the change in reporting our European results, premium growth was about 3% for the quarter. Premium growth in personal lines remained strong. In commercial lines, competition in the worldwide marketplace has made profitable premium growth difficult. However, our strategy to increase the pricing in the standard commercial classes, which include multiple peril, casualty and workers' compensation, continued to show success in the first quarter of 2000. Further, many of our competitors have also insisted on higher prices since the latter part of 1999. As a result, the pricing outlook in the standard commercial classes continues to improve. Substantial premium growth in the first quarter of 2000 was achieved outside the United States.

        Underwriting results were unprofitable in the first quarter of 2000 compared with profitable results in 1999. Our combined loss and expense ratio was 101.9% in the first quarter of 2000 compared with 99.2% in 1999.

        The loss ratio was 69.2% for the first quarter of 2000 compared with 66.3% in 1999. Catastrophe losses during the first quarter of 2000 amounted to $30.3 million which represented 2.0 percentage points of the loss ratio compared with $40.1 million or 2.9 percentage points in 1999. Catastrophe losses in both years resulted primarily from winter storms in the United States.

        Our expense ratio was 32.7% for the first quarter of 2000 compared with 32.9% in 1999.

        Underwriting results during 2000 and 1999 by class of business were as follows:

                                               Quarter Ended March 31
                                       --------------------------------------
                                        Net Premiums        Combined Loss and
                                          Written             Expense Ratios
                                       --------------------------------------
                                       2000       1999       2000     1999
                                       ----       ----       ----     ----
                                                   (in millions)

Personal Insurance
  Automobile........................ $   88.7   $   77.2      97.1%    83.1%
  Homeowners........................    197.5      177.9     109.7    101.4
  Other.............................     90.3       79.6      69.5     66.2
                                     --------   --------     -----    -----
      Total Personal................    376.5      334.7      97.5     88.9
                                     --------   --------     -----    -----

Standard Commercial Insurance
  Multiple Peril....................    181.4      189.1     111.2    120.4
  Casualty..........................    222.4      214.0     120.6    116.8
  Workers' Compensation.............    101.0       96.0     109.1    116.3
                                     --------     ------     -----    -----
      Total Standard................    504.8      499.1     114.9    117.9
                                     --------     ------     -----    -----

Specialty Commercial Insurance
  Property and Marine...............    144.7      127.7     121.3     98.7
  Executive Protection..............    316.2      243.4      84.8     81.9
  Financial Institutions............    135.4      109.3      92.2     83.3
  Other.............................    111.7       91.7      94.5     98.5
                                     --------   --------     -----    -----
      Total Specialty Commercial....    708.0      572.1      95.1     88.6
                                     --------   --------     -----    -----

      Total Commercial..............  1,212.8    1,071.2     103.5    102.6
                                     --------   --------     -----    -----

      Total......................... $1,589.3   $1,405.9     101.9%    99.2%
                                     ========   ========     =====    =====

  PERSONAL INSURANCE

        Premiums from personal insurance coverages, which represent 24% of total premiums written, increased by 12.5% in the first quarter of 2000 compared with the same quarter in 1999. Our in-force policy count for automobile, homeowners and other personal coverages continued to grow. Such growth was achieved while maintaining our disciplined approach to pricing and risk selection. Premiums outside the United States grew significantly in the first quarter of 2000, although from a small base.

        Our personal insurance business produced less profitable underwriting results in the first quarter of 2000 compared with the highly profitable results in 1999. The combined loss and expense ratio for our personal insurance business was 97.5% in the first quarter of 2000 compared with 88.9% in 1999.

        Homeowners results were unprofitable in 2000 compared with breakeven results in 1999. The deterioration in 2000 was due primarily to a higher frequency of large non-catastrophe losses, some of which were weather-related. Homeowners results were unprofitable outside the United States in 2000 and 1999 as we are still building the critical mass necessary to absorb the costs of operating the franchise. Catastrophe losses represented 13.0 percentage points of the loss ratio for this class in the first quarter of 2000 compared with
11.4 percentage points in 1999.

        Our automobile business produced less profitable results in 2000 compared with 1999. The deterioration in 2000 was due to an increase in the severity of losses in the liability component of this business.

        Other personal coverages, which include insurance for personal valuables and excess liability, produced highly profitable results in 2000 and 1999 due to continued favorable loss experience.

  STANDARD COMMERCIAL INSURANCE

        Premiums from standard commercial insurance, which represent 32% of our total writings, increased by 1.1% in the first quarter of 2000 compared with the same period a year ago. Excluding the effect of the change in reporting our European results, premiums decreased by 2.8%. The decrease was the result of the strategy we put in place in late 1998 to renew good business at adequate prices and not renew underperforming business where we cannot attain price adequacy. As a result, during 1999 and into the first quarter of 2000, retention levels have declined. On the business that was renewed, rates have increased steadily and such increases accelerated in the first quarter of 2000. It will be the latter part of 2000 before our pricing initiative is expected to have a significant positive effect on our standard commercial results.

        Our standard commercial insurance business produced substantial underwriting losses in the first quarter of 2000 and 1999. The combined loss and expense ratio was 114.9% for the first quarter of 2000 compared with 117.9% in 1999.

        Multiple peril results remained unprofitable in 2000 as pricing remained inadequate. However, such results improved considerably compared with the highly unprofitable results in 1999. The improvement in 2000 was in the property component of this business. Property results in 1999 were adversely affected by catastrophe losses and several large overseas losses. Results in the liability component deteriorated somewhat in 2000. Catastrophe losses represented 0.1 of a percentage point of the loss ratio for this class in the first quarter of 2000 compared with 6.8 percentage points in 1999.

        Results for our casualty business were unprofitable in 2000 and 1999. Casualty results were adversely affected in both years, but more so in 1999, by incurred losses relating to asbestos-related and toxic waste claims. The excess liability component of our casualty coverages produced breakeven results in 2000 compared with modestly unprofitable results in 1999. Results in the primary liability component and in the commercial automobile component were highly unprofitable in both years due in large part to inadequate prices, a consequence of the prolonged soft market.

        Workers' compensation results were unprofitable in 2000 and 1999, but more so in 1999. The improvement in 2000 was due to a lower frequency of losses. Results in both periods reflect the cumulative effect of price reductions over the past several years.

  SPECIALTY COMMERCIAL INSURANCE

        Premiums from specialty commercial insurance, which represent 44% of our total writings, increased by 23.8% in the first quarter of 2000 compared with the same period a year ago. Excluding premiums written by Executive Risk and the effect of the change in reporting our European results, premium growth was 3.3% for the quarter. Our strategy of working closely with our customers and our ability to differentiate our products continue to enable us to renew a large percentage of our executive protection and financial institutions business. However, a competitive market continues to put prices for this business under pressure. Property and marine premium growth in 2000 was restricted by the effect on retention levels of pricing initiatives and non-renewing certain unprofitable accounts. Growth in our other specialty commercial business was primarily from Chubb Re, our reinsurance business that began operations during 1999.

        Our specialty commercial business produced less profitable underwriting results in the first quarter of 2000 compared with the highly profitable results in 1999. The combined loss and expense ratio was 95.1% for the first quarter of 2000 compared with 88.6% in 1999. The deterioration in 2000 was primarily in the property and marine business.

        Property and marine results were highly unprofitable in 2000 compared with modestly profitable results in 1999. The deterioration in 2000 was due primarily to several severe losses, both in the United States and overseas. Catastrophe losses represented 1.8 percentage points of the loss ratio for this class in the first quarter of 2000 compared with 3.6 percentage points in 1999.

        Executive protection results were highly profitable in 2000 and 1999 due to favorable loss experience on business worldwide, particularly in the directors and officers liability and fiduciary liability components. Our financial institutions business produced less profitable results in 2000 compared with the highly profitable results in 1999 due to deterioration in the standard commercial business written on financial institutions.

        Our other specialty commercial classes produced profitable results in 2000 compared with the modestly profitable results in 1999. Our surety business produced highly profitable results in both years. Results in our aviation business were modestly profitable in 2000 compared with the highly unprofitable results in 1999.

  LOSS RESERVES

        Gross loss reserves were $11,612.3 million and $11,434.7 million at March 31, 2000 and December 31, 1999, respectively. Reinsurance recoverables on such loss reserves were $1,728.5 million and $1,685.9 million at March 31, 1999 and December 31, 1999, respectively.

        Loss reserves, net of reinsurance recoverable, increased by $135.0 million during the first quarter of 2000. Substantial reserve growth continued to occur in those liability classes, primarily excess liability and executive protection, that are characterized by delayed loss reporting and extended periods of settlement.

        Losses incurred related to asbestos and toxic waste claims were $7.1 million in the first quarter of 2000 and $12.8 million for the same period in 1999.

  INVESTMENTS

        The growth in investment income in 2000 was due to an increase in invested assets since the first quarter of 1999. The effective tax rate on investment income increased to 16.1% in the first quarter of 2000 from 15.0% in the comparable period in 1999 due to holding a larger proportion of our investment portfolio in taxable fixed income securities. Investment income after taxes increased by 11.2% in the first quarter of 2000 compared with the same period in 1999. Excluding the investment income of Executive Risk, such growth was about 4% in the first quarter of 2000.

        Cash available for investment in the first quarter of 2000 was invested in taxable bonds. During the first quarter of 2000, new cash available for investment was not significant due primarily to higher claim payments.

        The property and casualty subsidiaries maintain sufficient investments in highly liquid, short term securities to provide for immediate cash needs.

CORPORATE AND OTHER

        Corporate and other includes investment income earned on corporate invested assets, interest expense and other expenses not allocable to the operating subsidiaries, and the results of our real estate subsidiary. Corporate and other produced a loss before taxes of $5.1 million in the first quarter of 2000 compared with $2.5 million in the first quarter of 1999.

INVESTMENT GAINS AND LOSSES

        Decisions to sell securities are governed principally by considerations of investment opportunities and tax consequences. As a result, realized investment gains and losses may vary significantly from period to period. Net realized investment gains before taxes were $5.8 million in the first quarter of 2000 compared with net gains of $31.5 million for the same period in 1999.

CAPITAL RESOURCES

        In March 1997, the Board of Directors authorized the repurchase of up to 17,500,000 shares of common stock. In July 1998, the Board of Directors authorized the repurchase of up to an additional 12,500,000 shares. Through March 31, 2000, the Corporation repurchased 21,916,600 shares under the 1997 and 1998 authorizations, including 1,325,000 shares repurchased in open-market transactions in the first quarter of 2000 at a cost of $66.1 million. As of March 31, 2000, 8,083,400 shares remained under the current share repurchase authorizations.

        The long-term debt obligations of Executive Risk remained in place subsequent to the acquisition. Chubb Executive Risk Inc., a wholly-owned subsidiary of the Corporation, has outstanding $75 million of unsecured 7 1/8% notes due in 2007. Executive Risk Capital Trust, wholly-owned by Chubb Executive Risk, has outstanding $125 million of 8.675% capital securities due in 2027. In April 2000, the Corporation announced its unconditional guarantee of the unsecured notes and an unconditional, subordinated guarantee of the capital securities. The Corporation also announced that it had received the consent from the requisite majority of holders of the notes and the capital securities to effect certain administrative amendments mainly to conform the provisions of the Chubb Executive Risk indentures to those of the existing Chubb Corporation indentures.

FORWARD LOOKING INFORMATION

        Certain statements in this document may be considered to be "forward looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995, such as statements that include words or phrases "will result", "is expected to", "will continue", or similar expressions. Such statements are subject to certain risks and uncertainties. The factors which could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Corporation's public filings with the Securities and Exchange Commission and specifically to: risks or uncertainties associated with the Corporation's expectations with respect to profitability or business retention estimates; and, more generally, to: general economic conditions including changes in interest rates and the performance of the financial markets, changes in domestic and foreign laws, regulations and taxes, changes in competition and pricing environments, regional or general changes in asset valuations, the occurrence of significant natural disasters, the inability to reinsure certain risks economically, the adequacy of loss reserves, as well as general market conditions, competition, pricing and restructurings.

                           PART II. OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds

A. The rights of the holders of the 7 1/8% Senior Notes due 2007 (the Notes) of Chubb Executive Risk Inc. (Chubb Executive Risk), a wholly-owned subsidiary of the Registrant, under their governing indenture (the Notes Indenture) were modified by a supplemental indenture dated as of April 18, 2000, executed and delivered by Chubb Executive Risk, the Registrant, as guarantor, and The Chase Manhattan Bank, as Trustee. The rights of the holders of the Notes have been modified as follows.

      1. The Registrant delivered an unconditional guarantee to the holders of the Notes of the due and punctual payment of the principal of, and interest on, the Notes, when such amount becomes due and payable, whether at maturity or upon redemption or upon declaration of acceleration or otherwise according to the terms of the Notes and of the Notes Indenture.

      2. In addition, certain administrative amendments were effected mainly to conform the provisions of the Notes Indenture to those of existing indentures of the Registrant.

B. The rights of the holders of the 8.675% Series B Junior Subordinated Deferrable Interest Debentures due February 1, 2027 (the Subordinated Debentures), and of the holders of the 8.675% Series B Capital Securities (the Capital Securities) of Executive Risk Capital Trust, governed by an indenture (the Subordinated Debentures Indenture) and a guarantee agreement (the Guarantee Agreement), were modified by a supplemental indenture and an Amended and Restated Guarantee Agreement, each dated as of April 18, 2000, and executed and delivered by the Registrant, Chubb Executive Risk, and The Chase Manhattan Bank, as Trustee. The rights of the holders of the Subordinated Debentures and the Capital Securities were modified as follows.

      1. The Registrant delivered (1) an unconditional, subordinated guarantee to the holders of the Subordinated Debentures of the due and punctual payment of the principal of, premium, if any, and interest on, the Subordinated Debentures, when such amount becomes due and payable, whether at maturity or upon redemption or upon declaration of acceleration or otherwise according to the terms of the Subordinated Debentures and of the Subordinated Debentures Indenture, and (2) an unconditional, subordinated guarantee to the holders of the Capital Securities of payments and distributions on the Capital Securities to which they were entitled under the terms of the governing documents of Executive Risk Capital Trust.

      2.   The Subordinated Debentures Indenture and the Guarantee
           Agreement were modified to permit Chubb Executive Risk to declare dividends and other distributions, to make payments on its debt securities and on its guarantees of its subsidiaries' debt securities without restriction. In addition, certain administrative amendments were effected mainly to conform the provisions of the Subordinated Notes Indenture to those of existing indentures of the Registrant.

Item 4 - Submission of Matters to a Vote of Security Holders

A. Chubb Executive Risk Inc., a wholly-owned subsidiary of the Registrant, solicited the consent of (1) the holders of record on March 31, 2000 of its 7 1/8% Senior Notes Due 2007 (the Notes) to the amendments described in Item 2(A) hereof (except the guarantee by the Registrant, for which consents were not solicited) and (2) the holders of record on March 31, 2000 of the 8.675% Series B Capital Securities (the Capital Securities) of Executive Risk Capital Trust, to the amendments described in Item 2(B) hereof (except the guarantees by the Registrant, for which consents were not solicited). The consent solicitation for each series of securities was launched on April 3, 2000 and expired on April 17, 2000. The valid and unrevoked consents of the holders of a majority in aggregate principal amount of the Notes and a majority in aggregate liquidation amount of the Capital Securities was required and obtained for the amendments. Holders of an aggregate principal amount of $66,420,000 of Notes outstanding, and holders of an aggregate liquidation amount of $119,275,000 of Capital Securities outstanding, delivered valid and unrevoked consents. Upon the delivery of the consents, a consent fee of $1.00 was paid to these holders for each $1,000 face value security with respect to which consent was delivered.

B. The Annual Meeting of Shareholders of The Chubb Corporation was held on April 25, 2000. Matters submitted to Shareholders at the meeting were as follows:

        Votes were cast in the following manner in connection with the election of each Director to serve until the next Annual Meeting of Shareholders.

                                                                  Votes Against
Director                                     Votes For             or Withheld
--------                                     ---------            -------------
Zoe Baird                                   146,779,821             3,049,357
John C. Beck                                147,044,230             2,784,948
Sheila P. Burke                             147,065,346             2,763,832
James I. Cash, Jr.                          147,018,770             2,810,408
Percy Chubb, III                            147,055,864             2,773,314
Joel J. Cohen                               146,025,642             3,803,536
James M. Cornelius                          147,060,563             2,768,615
David H. Hoag                               147,024,090             2,805,088
Dean R. O'Hare                              146,807,477             3,021,701
Warren B. Rudman                            146,921,985             2,907,193
David G. Scholey                            146,578,405             3,250,773
Raymond G. H. Seitz                         145,880,946             3,948,232
Lawrence M. Small                           147,036,325             2,792,853
James M. Zimmerman                          147,059,535             2,769,643

        There were no broker non-votes cast.

        Votes were cast in the following manner in connection with the proposal to approve the selection of Ernst & Young LLP as the independent auditors of the Registrant for the year 2000.

                                                     Votes For          Votes Against
                                                     ---------          -------------
                                                    148,501,627            793,306

      There were 534,245 abstaining votes and no broker non-votes cast.

        Votes were cast in the following manner in connection with the proposal to approve The Chubb Corporation Long-Term Stock Incentive Plan (2000).

                                              Votes For            Votes Against
                                              ---------            -------------
                                             109,717,499             18,126,761

        There were 943,718 abstaining votes and 21,041,200 broker non-votes cast.

        Votes were cast in the following manner in connection with the proposal to act on a shareholder proposal for a special executive compensation review and report.

                                              Votes For            Votes Against
                                              ---------            -------------
                                              7,773,945             112,178,613

        There were 8,835,420 abstaining votes and 21,041,200 broker non-votes cast.

Item 6 - Exhibits and Reports on Form 8-K

A. Exhibit 4 - Instruments defining the rights of security holders, including indentures.

    Pursuant to Regulation S-K, Item 601(b)(4)(iii)(A), no instrument which defines the rights of holders of long-term debt of the Registrant and its subsidiaries is filed herewith. The Registrant hereby agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

    Exhibit 27- Financial Data Schedule
              - Financial Data Schedule filed herewith.

B. Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 31, 2000.

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

Date: May 12, 2000