Form 10-Q
period 2000-06-30
CHUBB CORP
filed 2000-08-11
CIK 20171

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington, D. C.

                                     20549

                                   FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934


For the quarterly period ended       June 30, 2000
                               -------------------------

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


      The number of shares of common stock outstanding as of July 31, 2000 was 174,752,165.

                              THE CHUBB CORPORATION
                                      INDEX



                                                                     Page Number
                                                                     -----------

Part I.   Financial Information:

  Item 1 - Financial Statements:

    Consolidated Balance Sheets as of
     June 30, 2000 and December 31, 1999..........................        1


    Consolidated Statements of Income for the
     Three Months and Six Months Ended
     June 30, 2000 and 1999.......................................        2


    Consolidated Statements of Comprehensive Income
     for the Three Months and Six Months Ended
     June 30, 2000 and 1999.......................................        3


    Consolidated Statements of Cash Flows for the
     Six Months Ended June 30, 2000 and 1999......................        4


    Notes to Consolidated Financial Statements....................        5


  Item  2 - Management's Discussion and Analysis
    of Financial Condition and Results of Operations..............        8


Part II.  Other Information:

  Item 6 - Exhibits and Reports on Form 8-K.......................       16

                              THE CHUBB CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                          June 30,     Dec. 31,
                                                            2000         1999
                                                          --------     --------
                                                               (in millions)

Assets

  Invested Assets
    Short Term Investments............................... $   531.3   $   731.1
    Fixed Maturities
      Held-to-Maturity - Tax Exempt (market $1,692.4
       and $1,801.0).....................................   1,637.9     1,741.9
      Available-for-Sale
       Tax Exempt (cost $7,982.6 and $7,889.3)...........   8,043.8     7,867.5
       Taxable (cost $5,311.8 and $5,054.7)..............   5,181.3     4,909.7
    Equity Securities (cost $830.9 and $715.0)...........     863.0       769.2
                                                          ---------   ---------

           TOTAL INVESTED ASSETS.........................  16,257.3    16,019.4
  Cash...................................................      18.7        22.7
  Securities Lending Collateral..........................     678.8       469.5
  Accrued Investment Income..............................     242.2       242.9
  Premiums Receivable....................................   1,350.6     1,234.7
  Reinsurance Recoverable on Unpaid Claims...............   1,732.0     1,685.9
  Prepaid Reinsurance Premiums...........................     224.5       240.1
  Deferred Policy Acquisition Costs......................     811.8       779.7
  Real Estate Assets.....................................     679.0       699.4
  Deferred Income Tax....................................     610.9       584.2
  Goodwill...............................................     497.3       507.2
  Other Assets...........................................   1,187.1     1,051.3
                                                          ---------   ---------

           TOTAL ASSETS.................................. $24,290.2   $23,537.0
                                                          =========   =========

Liabilities

  Unpaid Claims.......................................... $11,687.4   $11,434.7
  Unearned Premiums......................................   3,415.6     3,323.1
  Securities Lending Payable.............................     678.8       469.5
  Long Term Debt.........................................     754.0       759.2
  Dividend Payable to Shareholders.......................      57.6        56.2
  Accrued Expenses and Other Liabilities.................   1,220.7     1,222.5
                                                          ---------   ---------

           TOTAL LIABILITIES.............................  17,814.1    17,265.2
                                                          ---------   ---------

Shareholders' Equity

  Common Stock - $1 Par Value; 178,438,759 and
   177,272,322 Shares....................................     178.4       177.3
  Paid-In Surplus........................................     452.2       418.4
  Retained Earnings......................................   6,231.6     6,008.6
  Accumulated Other Comprehensive Income
   Unrealized Depreciation of Investments................     (37.2)     (112.6)
   Foreign Currency Translation Losses, Net of Tax.......     (56.5)      (44.8)
  Receivable from Employee Stock Ownership Plan..........     (68.8)      (74.9)
  Treasury Stock, at Cost - 3,978,439 and
   1,782,489 Shares......................................    (223.6)     (100.2)
                                                          ---------   ---------

           TOTAL SHAREHOLDERS' EQUITY....................   6,476.1     6,271.8
                                                          ---------   ---------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.... $24,290.2   $23,537.0
                                                          =========   =========


See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                              PERIODS ENDED JUNE 30


                                           Second Quarter        Six Months
                                           --------------      --------------
                                           2000      1999      2000      1999
                                           ----      ----      ----      ----
                                                      (in millions)

Revenues
  Premiums Earned....................... $1,519.9  $1,377.5  $3,011.8  $2,757.3
  Investment Income.....................    233.9     215.9     471.5     424.8
  Real Estate...........................     14.1      47.3      45.8      56.7
  Realized Investment Gains.............      6.1      45.9      11.9      77.4
                                         --------  --------  --------  --------

         Total Revenues.................  1,774.0   1,686.6   3,541.0   3,316.2
                                         --------  --------  --------  --------

Claims and Expenses
  Insurance Claims......................    996.8     924.3   2,024.2   1,832.3
  Amortization of Deferred Policy
   Acquisition Costs....................    406.7     373.7     809.2     747.4
  Other Insurance Operating Costs
   and Expenses.........................    108.6      90.1     213.2     182.3
  Real Estate Cost of Sales and Expenses     14.9      48.1      47.5      58.4
  Investment Expenses...................      3.3       3.0       8.5       8.2
  Corporate Expenses....................     19.5      11.5      40.1      25.1
                                         --------  --------  --------  --------

         Total Claims and Expenses......  1,549.8   1,450.7   3,142.7   2,853.7
                                         --------  --------  --------  --------

Income Before Federal and Foreign
 Income Tax.............................    224.2     235.9     398.3     462.5
Federal and Foreign Income Tax..........     39.6      42.6      60.0      82.3
                                         --------  --------  --------  --------

Net Income.............................. $  184.6  $  193.3  $  338.3  $  380.2
                                         ========  ========  ========  ========

Average Common Shares Outstanding.......    175.1     161.3     174.9     161.4
Average Common and Potentially Dilutive
 Shares Outstanding.....................    180.2     163.9     178.3     163.6

Net Income Per Share

 Basic..................................    $1.05     $1.19     $1.93     $2.35
 Diluted................................     1.02      1.18      1.89      2.32

Dividends Declared Per Share............      .33       .32       .66       .64






See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                              PERIODS ENDED JUNE 30


                                            Second Quarter        Six Months
                                            --------------      ---------------
                                            2000      1999      2000      1999
                                            ----      ----      ----      ----
                                                      (in millions)

Net Income................................ $ 184.6  $ 193.3    $ 338.3  $ 380.2
                                           -------  -------    -------  -------

Other Comprehensive Income (Loss)
  Change in Unrealized Appreciation or
   Depreciation of Investments,
   Net of Tax.............................    (2.6)  (206.1)      75.4   (286.6)
  Foreign Currency Translation Losses,
   Net of Tax.............................    (6.7)   (13.3)     (11.7)    (8.4)
                                           -------  -------    -------  -------
                                              (9.3)  (219.4)      63.7   (295.0)
                                           -------  -------    -------  -------

Comprehensive Income (Loss)............... $ 175.3   $(26.1)   $ 402.0  $  85.2
                                           =======   ======    =======  =======

























See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30

                                                            2000        1999
                                                            ----        ----
                                                              (in millions)

Cash Flows from Operating Activities
  Net Income............................................ $   338.3   $   380.2
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities
     Increase in Unpaid Claims, Net.....................     206.6       295.6
     Increase in Unearned Premiums, Net.................     108.1        82.4
     Increase in Premiums Receivable....................    (115.9)      (54.3)
     Increase in Deferred Policy Acquisition Cost.......     (32.1)      (17.6)
     Change in Deferred Federal Income Tax..............     (21.1)         .9
     Depreciation.......................................      39.9        31.2
     Realized Investment Gains..........................     (11.9)      (77.4)
     Other, Net.........................................     (77.2)       26.8
                                                         ---------   ---------

  Net Cash Provided by Operating Activities.............     434.7       667.8
                                                         ---------   ---------

Cash Flows from Investing Activities
  Proceeds from Sales of Fixed Maturities...............   1,217.6       828.9
  Proceeds from Maturities of Fixed Maturities..........     364.6       354.2
  Proceeds from Sales of Equity Securities..............     166.3       740.8
  Purchases of Fixed Maturities.........................  (1,848.5)   (1,673.9)
  Purchases of Equity Securities........................    (260.9)     (311.5)
  Purchase of Interest in Hiscox plc....................         -      (145.3)
  Decrease (Increase) in Short Term Investments, Net....     199.8      (241.9)
  Purchases of Fixed Assets, Net........................     (61.3)      (42.5)
  Other, Net............................................     (13.4)         .3
                                                         ---------   ---------

  Net Cash Used in Investing Activities.................    (235.8)     (490.9)
                                                         ---------   ---------

Cash Flows from Financing Activities
  Repayment of Long Term Debt...........................      (5.2)       (5.5)
  Dividends Paid to Shareholders........................    (113.9)     (102.4)
  Repurchase of Shares..................................    (132.1)      (75.2)
  Other, Net............................................      48.3        23.3
                                                         ---------   ---------
  Net Cash Used in Financing Activities.................    (202.9)     (159.8)
                                                         ---------   ---------

Net Increase (Decrease) in Cash.........................      (4.0)       17.1

Cash at Beginning of Year...............................      22.7         8.3
                                                         ---------   ---------

  Cash at End of Period................................. $    18.7   $    25.4
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

            The net change in unrealized appreciation or depreciation of investments carried at market value was as follows:

                                                  Periods Ended June 30
                                           ------------------------------------
                                            Second Quarter      Six Months
                                           ----------------  -----------------
                                             2000     1999     2000     1999
                                             ----     ----     ----     ----
                                                      (in millions)

     Change in unrealized appreciation of
      equity securities................... $ (26.1) $ (15.1) $ (22.1) $  (69.8)
     Change in unrealized appreciation or
      depreciation of fixed maturities....    23.5   (301.9)    97.5    (371.1)
                                           -------  -------  -------  --------
                                              (2.6)  (317.0)    75.4    (440.9)
     Deferred income tax (credit).........     (.9)  (110.9)    26.4    (154.3)
     Increase (decrease) in valuation
      allowance...........................      .9        -    (26.4)        -
                                           -------  -------  -------  --------

     Change in unrealized appreciation or
      depreciation of investments, net.... $  (2.6) $(206.1) $  75.4  $ (286.6)
                                           =======  =======  =======  ========

4)   Earnings Per Share

            The following table sets forth the computation of basic and diluted earnings per share:

                                                   Periods Ended June 30
                                            -----------------------------------
                                            Second Quarter        Six Months
                                            --------------      ---------------
                                            2000      1999      2000      1999
                                            ----      ----      ----      ----
                                                       (in millions,
                                                 except per share amounts)

Basic earnings per share:
  Net income............................... $184.6   $193.3     $338.3   $380.2
                                            ======   ======     ======   ======

  Weighted average number of common
   shares outstanding......................  175.1    161.3      174.9    161.4
                                            ======   ======     ======   ======

  Basic earnings per share................. $ 1.05   $ 1.19     $ 1.93   $ 2.35
                                            ======   ======     ======   ======

Diluted earnings per share:
  Net income............................... $184.6   $193.3     $338.3   $380.2
                                            ======   ======     ======   ======

  Weighted average number of common
   shares outstanding......................  175.1    161.3      174.9    161.4
  Additional shares from assumed exercise
   of stock-based compensation awards......    5.1      2.6        3.4      2.2
                                            ------   ------     ------   ------

  Weighted average number of common shares
   and potential common shares assumed
   outstanding for computing diluted
   earnings per share......................  180.2    163.9      178.3    163.6
                                            =======  ======     ======   ======

  Diluted earnings per share............... $ 1.02   $ 1.18     $ 1.89   $ 2.32
                                            ======   ======     ======   ======

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

            Revenues and income before income tax of the operating segments were as follows:

                                                 Periods Ended June 30
                                         ---------------------------------------
                                           Second Quarter        Six Months
                                         ------------------  -------------------
                                           2000      1999      2000      1999
                                         --------  --------  --------  --------
                                                      (in millions)

Revenues
  Property and casualty insurance
    Premiums earned
      Personal......................... $  396.4  $  355.3   $  784.7  $  700.4
      Standard commercial..............    447.6     492.9      916.6     993.3
      Specialty commercial.............    675.9     529.3    1,310.5   1,063.6
                                        --------  --------   --------  --------
                                         1,519.9   1,377.5    3,011.8   2,757.3

    Investment income..................    218.7     199.4      439.0     395.3
                                        --------  --------   --------  --------

      Total property and casualty
       insurance.......................  1,738.6   1,576.9    3,450.8   3,152.6

  Corporate and other..................     29.3      63.8       78.3      86.2
  Realized investment gains............      6.1      45.9       11.9      77.4
                                        --------  --------   --------  --------

      Total revenues................... $1,774.0  $1,686.6   $3,541.0  $3,316.2
                                        ========  ========   ========  ========


Income (loss) before income tax
  Property and casualty insurance
    Underwriting
      Personal......................... $    3.9  $   38.7   $   17.5  $   80.5
      Standard commercial..............    (24.3)    (87.6)    (105.5)   (175.4)
      Specialty commercial.............     38.5      26.1       45.9      74.9
                                        --------  --------   --------  --------
                                            18.1     (22.8)     (42.1)    (20.0)
      Increase in deferred policy
       acquisition costs...............      3.1      12.5       32.1      17.6
                                        --------  --------   --------  --------

      Underwriting income (loss).......     21.2     (10.3)     (10.0)     (2.4)

    Investment income..................    216.1     196.7      432.1     388.4

    Amortization of goodwill and
     other charges.....................    (13.4)      (.3)     (24.8)     (2.3)
                                        --------  --------   --------  --------

      Total property and casualty
       insurance.......................    223.9     186.1      397.3     383.7

  Corporate and other..................     (5.8)      3.9      (10.9)      1.4
  Realized investment gains............      6.1      45.9       11.9      77.4
                                        --------  --------   --------  --------

      Total income before income tax... $  224.2  $  235.9   $  398.3  $  462.5
                                        ========  ========   ========  ========

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                AND FOR THE QUARTERS ENDED JUNE 30, 2000 AND 1999


SUMMARY OF FINANCIAL RESULTS

      The following is a summary of the Corporation's operating results for the second quarter and six months ended June 30, 2000 and 1999:

                                             Periods Ended June 30
                                    ---------------------------------------
                                     Second Quarter           Six Months
                                    ----------------       ----------------
                                    2000        1999       2000       1999
                                    ----        ----       ----       ----
                                                 (in millions)

PROPERTY AND CASUALTY INSURANCE
 Underwriting
  Net Premiums Written........... $1,530.6    $1,433.8   $3,119.9    $2,839.7
  Increase in Unearned Premiums..    (10.7)      (56.3)    (108.1)      (82.4)
                                  --------    --------   --------    --------
     Premiums Earned.............  1,519.9     1,377.5    3,011.8     2,757.3
                                  --------    --------   --------    --------
  Claims and Claim Expenses......    996.8       924.3    2,024.2     1,832.3
  Operating Costs and Expenses...    498.4       465.7    1,016.4       924.4
  Increase in Deferred Policy
   Acquisition Costs.............     (3.1)      (12.5)     (32.1)      (17.6)
  Dividends to Policyholders.....      6.6        10.3       13.3        20.6
                                  --------    --------   --------    --------
  Underwriting Income (Loss).....     21.2       (10.3)     (10.0)       (2.4)
                                  --------    --------   --------    --------

 Investments
  Investment Income Before
   Expenses......................    218.7       199.4      439.0       395.3
  Investment Expenses............      2.6         2.7        6.9         6.9
                                  --------    --------   --------    --------
  Investment Income..............    216.1       196.7      432.1       388.4
                                  --------    --------   --------    ---------

 Amortization of Goodwill and
  Other Charges..................    (13.4)        (.3)     (24.8)       (2.3)
                                  --------    --------   --------    --------

 Property and Casualty Income....    223.9       186.1      397.3       383.7

CORPORATE AND OTHER..............     (5.8)        3.9      (10.9)        1.4
                                  --------    --------   --------    --------

CONSOLIDATED OPERATING INCOME
 BEFORE INCOME TAX...............    218.1       190.0      386.4       385.1

Federal and Foreign Income Tax...     37.4        26.5       55.8        55.2
                                  --------    --------   --------    --------

CONSOLIDATED OPERATING INCOME....    180.7       163.5      330.6       329.9

REALIZED INVESTMENT GAINS
 AFTER INCOME TAX................      3.9        29.8        7.7        50.3
                                  --------    --------   --------    --------

CONSOLIDATED NET INCOME.......... $  184.6    $  193.3   $  338.3    $  380.2
                                  ========    ========   ========    ========

PROPERTY AND CASUALTY INVESTMENT
 INCOME AFTER INCOME TAX......... $  180.8    $  166.4   $  362.1    $  329.4
                                  ========    ========   ========    ========

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

PROPERTY AND CASUALTY INSURANCE

      Earnings from our property and casualty business were modestly higher in the first six months of 2000 compared with the same period of 1999 due to an increase in investment income. Earnings in the second quarter of 2000 were significantly higher than in the comparable period in 1999 due to improved underwriting results, caused in part by lower catastrophe losses, as well as an increase in investment income. Property and casualty income before taxes amounted to $397.3 million in the first six months of 2000 and $223.9 million in the second quarter compared with $383.7 million and $186.1 million, respectively, in 1999.

      Net premiums written were $3.1 billion in the first six months of 2000, an increase of 9.9% compared with the same period in 1999. Net premiums written were $1.5 billion in the second quarter of 2000, an increase of 6.8% over the comparable period of 1999. Premium growth in the first six months and second quarter of 2000 was affected by (1) the inclusion of Executive Risk premiums written in the 2000 results and (2) the change in the reporting of the results of our European operations, which is discussed below.

      In the first quarter of 2000, we eliminated the one-quarter lag in reporting the results of our European operations. As a result of this change, our reported first and second quarter premiums included the first and second quarter 2000 premiums, respectively, of our European operations whereas our reported first and second quarter 1999 premiums included Europe's fourth quarter 1998 and first quarter 1999 premiums, respectively. This change inflated our premium growth in the first quarter of 2000 and deflated such growth in the second quarter because the first quarter has historically been by far the highest in premium volume for our European operations. On a year-to-date basis as of June 30, 2000, the effect of the change on premium growth was minimal. The change in reporting the results of our European operations had virtually no impact on consolidated operating income or net income in the first six months of 2000.

      Excluding premiums written by Executive Risk and the effect of the change in reporting our European results, premium growth was about 4.5% for the first six months of 2000 and 6% for the second quarter. Premium growth in personal lines remained strong. In commercial lines, competition in the worldwide marketplace has made profitable premium growth difficult. However, our strategy to increase the pricing in the standard commercial classes, which include multiple peril, casualty and workers' compensation, has shown increasing success in the first six months of 2000. Further, many of our competitors have also insisted on higher prices since the latter part of 1999. As a result, the pricing outlook in the standard commercial classes continues to improve. Substantial premium growth in the first six months of 2000 was achieved outside the United States.

      Underwriting results were near breakeven in the first six months of both 2000 and 1999. Underwriting results were profitable in the second quarter of 2000 compared with near breakeven results in the same period in 1999. Our combined loss and expense ratio was 100.2% in the first six months of 2000 and 98.6% in the second quarter compared with 99.7% and 100.3%, respectively, in 1999.

      The loss ratio was 67.5% for the first six months of 2000 and 65.9% for the second quarter compared with 66.9% and 67.6%, respectively, in the prior year. The loss ratios in both years, but more so in 1999, were adversely affected by catastrophe losses. Catastrophe losses during the first six months of 2000 amounted to $54.6 million which represented 1.8 percentage points of the loss ratio compared with $86.9 million or 3.2 percentage points in 1999. Catastrophe losses for the second quarter of 2000 amounted to $24.3 million or
1.6 percentage points of the loss ratio compared with $46.8 million or 3.4 percentage points in 1999. The catastrophe losses in both years resulted primarily from storms in the United States.

      Our expense ratio was 32.7% for both the first six months and second quarter of 2000 compared with 32.8% and 32.7%, respectively, in the prior year.

      Underwriting results during 2000 and 1999 by class of business were as follows:

                                              Six Months Ended June 30
                                       ---------------------------------------
                                         Net Premiums       Combined Loss and
                                           Written           Expense Ratios
                                       ---------------      ------------------
                                       2000       1999       2000     1999
                                       ----       ----       ----     ----
                                        (in millions)

Personal Insurance
  Automobile........................ $  192.0   $  166.5      94.9%    85.9%
  Homeowners........................    443.3      396.7     106.2     94.6
  Other.............................    196.4      177.2      72.5     69.2
                                     --------   --------     -----    -----
      Total Personal................    831.7      740.4      95.8     86.7
                                     --------   --------     -----    -----

Standard Commercial Insurance
  Multiple Peril....................    335.4      366.0     111.3    126.7
  Casualty..........................    393.9      431.7     116.5    114.9
  Workers' Compensation.............    165.7      156.8     104.4    113.4
                                     --------   --------     -----    -----
      Total Standard Commercial.....    895.0      954.5     112.4    119.3
                                     --------   --------     -----    -----

Specialty Commercial Insurance
  Property and Marine...............    254.2      261.5     116.0    102.6
  Executive Protection..............    649.4      490.8      84.7     83.9
  Financial Institutions............    256.5      212.8      87.9     89.2
  Other.............................    233.1      179.7     105.5     91.8
                                     --------   --------     -----    -----
      Total Specialty Commercial....  1,393.2    1,144.8      94.5     90.5
                                     --------   --------     -----    -----

      Total Commercial..............  2,288.2    2,099.3     101.8    104.2
                                     --------   --------     -----    -----

      Total......................... $3,119.9   $2,839.7     100.2%    99.7%
                                     ========   ========     =====    =====

                                                Quarter Ended June 30
                                       ---------------------------------------
                                         Net Premiums       Combined Loss and
                                           Written           Expense Ratios
                                       ---------------      ------------------
                                       2000       1999       2000     1999
                                       ----       ----       ----     ----
                                        (in millions)

Personal Insurance
  Automobile........................ $  103.3   $   89.3      92.7%    88.6%
  Homeowners........................    245.8      218.8     102.7     88.4
  Other.............................    106.1       97.6      75.3     72.1
                                     --------   --------     -----    -----
      Total Personal................    455.2      405.7      94.1     84.7
                                     --------   --------     -----    -----

Standard Commercial Insurance
  Multiple Peril....................    154.0      176.9     111.6    133.2
  Casualty..........................    171.5      217.7     112.5    113.0
  Workers' Compensation.............     64.7       60.8     101.0    111.7
                                     --------   --------     -----    -----
      Total Standard Commercial.....    390.2      455.4     110.2    120.8
                                     --------   --------     -----    -----

Specialty Commercial Insurance
  Property and Marine...............    109.5      133.8     110.8    106.9
  Executive Protection..............    333.2      247.4      84.6     85.9
  Financial Institutions............    121.1      103.5      83.6     95.1
  Other.............................    121.4       88.0     113.3     85.4
                                     --------   --------     -----    -----
      Total Specialty Commercial....    685.2      572.7      93.9     92.4
                                     --------   --------     -----    -----

      Total Commercial..............  1,075.4    1,028.1     100.1    105.9
                                     --------   --------     -----    -----

      Total......................... $1,530.6   $1,433.8      98.6%   100.3%
                                     ========   ========     =====    =====

  PERSONAL INSURANCE

      Premiums from personal insurance coverages, which represent 27% of the premiums written by our property and casualty subsidiaries, increased by 12.3% in the first six months of 2000 and 12.2% in the second quarter compared with the similar periods in 1999. Our in-force policy count for automobile, homeowners and other personal coverages continued to grow. Such growth was achieved while maintaining our disciplined approach to pricing and risk selection. Premiums outside the United States grew significantly in the first six months of 2000, although from a small base.

      Our personal insurance business produced less profitable underwriting results in 2000 compared with the highly profitable results in 1999. The combined loss and expense ratios were 95.8% for the first six months of 2000 and 94.1% for the second quarter compared with 86.7% and 84.7%, respectively, in 1999.

      Homeowners results were unprofitable in 2000 compared with profitable results in 1999. The deterioration in 2000 was due primarily to a higher frequency of large non-catastrophe losses and, to a lesser extent, an increase in catastrophe losses. Homeowners results were unprofitable outside the United States in 2000 and 1999 as we are still building the critical mass necessary to absorb the costs of operating the franchise. Catastrophe losses represented 11.7 percentage points of the loss ratio for this class in the first six months of 2000 and 10.4 percentage points in the second quarter compared with 8.6 percentage points and 5.8 percentage points, respectively, in 1999.

      Our automobile business produced less profitable results in 2000 compared with 1999. The deterioration in 2000 was due to an increase in the frequency and severity of losses in the liability component of this business.

      Other personal coverages, which include insurance for personal valuables and excess liability, produced highly profitable results in both years due to continued favorable loss experience.

  STANDARD COMMERCIAL INSURANCE

      Premiums from standard commercial insurance, which represent 29% of our total writings, decreased by 6.2% in the first six months of 2000 and 14.3% in the second quarter compared with the similar periods in 1999. Excluding the effect of the change in reporting our European results, premiums decreased by about 6% and 9% in the first six months and second quarter, respectively. The decreases were the result of the strategy we put in place in late 1998 to renew good business at adequate prices and not renew underperforming accounts where we cannot attain price adequacy. As a result, during 1999 and into the first six months of 2000, retention levels have declined. On the business that was renewed, rates have increased steadily and such increases accelerated in the first six months of 2000.

      Our standard commercial insurance business produced substantial underwriting losses in both 2000 and 1999, but more so in 1999. The combined loss and expense ratio was 112.4% for the first six months of 2000 and 110.2% for the second quarter compared with 119.3% and 120.8%, respectively, in 1999. The improvement in the second quarter of 2000 was due primarily to fewer large losses and, to a lesser extent, the progress in our initiative to increase rates.

      Multiple peril results remained unprofitable in 2000 but improved considerably compared with the highly unprofitable results in 1999. The improvement in 2000 occurred in both the property and liability components of this business due to a lower frequency of large losses. Results in the property component also benefited in 2000 from an absence of catastrophe losses. There were virtually no catastrophe losses for this class in the first six months and second quarter of 2000. Catastrophe losses represented 5.8 percentage points and
4.9 percentage points, respectively, of the loss ratio for this class in the same periods of 1999.

      Results for our casualty business were similarly unprofitable in 2000 and 1999. Casualty results were adversely affected in both years, but more so in 1999, by incurred losses relating to asbestos-related and toxic waste claims. The excess liability component of our casualty coverages produced near breakeven underwriting results in 2000 compared with modestly unprofitable results in 1999. Results in the primary liability component improved in the first six months of 2000 due to fewer large losses, but remained unprofitable. Results in the automobile component were highly unprofitable in both years due in large part to inadequate prices, a consequence of the prolonged soft market.

      Workers' compensation results improved significantly in 2000, but remained unprofitable. The improvement in 2000 was due to a lower frequency of losses. Results continued to reflect the cumulative effect of price reductions over the past several years.

  SPECIALTY COMMERCIAL INSURANCE

      Premiums from specialty commercial insurance, which represent 44% of our total writings, increased by 21.7% in the first six months of 2000 and 19.6% in the second quarter compared with the same periods in 1999. Excluding premiums written by Executive Risk and the effect of the change in reporting our European results, premium growth was about 8.5% and 14% in the first six months and second quarter, respectively. Our strategy of working closely with our customers and our ability to differentiate our products continue to enable us to renew a large percentage of our executive protection and financial institutions business. However, a competitive market continues to put prices under pressure for this business. Property and marine premium growth in 2000 was restricted by the effect on retention levels of pricing initiatives and non-renewing certain unprofitable accounts. Growth in our other specialty commercial business was primarily from Chubb Re, our reinsurance business that began operations in 1999.

      Our specialty commercial business produced highly profitable underwriting results in both 2000 and 1999. The combined loss and expense ratio was 94.5% for the first six months of 2000 and 93.9% for the second quarter compared with 90.5% and 92.4%, respectively, in 1999.

      Property and marine results were highly unprofitable in 2000 compared with the modestly unprofitable results in the prior year. The deterioration in 2000 was due to an increase in the frequency of large losses, both in the United States and overseas, offset in part by lower catastrophe losses. Results in the second quarter of 1999 were adversely affected by substantially higher catastrophe losses. Catastrophe losses represented 1.9 percentage points of the loss ratio for this class in the first six months of 2000 and 2.1 percentage points in the second quarter compared with 11.6 percentage points and 20.1 percentage points, respectively, in 1999.

      Executive protection results were highly profitable in 2000 and 1999 due to favorable loss experience on business worldwide, particularly in the directors and officers liability and fiduciary liability components. Employment practices liability results, however, were unprofitable in both years. Our financial institutions business also produced highly profitable results in the first six months of 2000 and 1999 due to the favorable loss experience in the fidelity component.

      Results in our other commercial classes were unprofitable in 2000 compared with profitable results in 1999. Results deteriorated in the second quarter of 2000 due primarily to one $8 million surety loss as well as an increase in losses in our accident business.

  LOSS RESERVES

      Gross loss reserves were $11,687.4 million and $11,434.7 million at June 30, 2000 and December 31, 1999, respectively. Reinsurance recoverables on such loss reserves were $1,732.0 million and $1,685.9 million at June 30, 2000 and December 31, 1999, respectively.

      Loss reserves, net of reinsurance recoverable, increased by $206.6 million during the first six months of 2000. Substantial reserve growth continued to occur in those liability classes, primarily executive protection and excess liability, that are characterized by delayed loss reporting and extended periods of settlement.

      Losses incurred related to asbestos and toxic waste claims were $14.1 million in the first six months of 2000 and $24.3 million for the same period in 1999.

  INVESTMENTS

      Investment income after taxes increased by 9.9% in the first six months of 2000 and 8.7% in the second quarter compared with the same periods in 1999. The growth was due in part to an increase in invested assets since the second quarter of 1999 and in part to the inclusion of Executive Risk investment income in the 2000 results. The effective tax rate on investment income increased to 16.2% in the first six months of 2000 from 15.2% in the comparable period in 1999 due to holding a somewhat larger proportion of our investment portfolio in taxable fixed income securities.

      Cash available for investment in the first six months of 2000 was invested in taxable bonds. New cash available for investment was lower in the first six months of 2000 than in the comparable period in 1999 due primarily to higher claim payments.

      The property and casualty subsidiaries maintain sufficient investments in highly liquid, short term securities to provide for immediate cash needs.

CORPORATE AND OTHER

      Corporate and other includes investment income earned on corporate invested assets, interest expense and other expenses not allocable to the operating subsidiaries, and the results of our real estate subsidiary. Corporate and other produced a loss before taxes of $10.9 million in the first six months of 2000 compared with income before taxes of $1.4 million in the first six months of 1999 due primarily to higher interest expense resulting from the inclusion of interest expense on Executive Risk debt in the 2000 results.

INVESTMENT GAINS AND LOSSES

      Decisions to sell securities are governed principally by considerations of investment opportunities and tax consequences. As a result, realized investment gains and losses may vary significantly from period to period. Net realized investment gains before taxes were $11.9 million in the first six months of 2000 compared with net gains of $77.4 million for the same period in 1999.

CAPITAL RESOURCES

      In March 1997, the Board of Directors authorized the repurchase of up to 17,500,000 shares of common stock. In July 1998, the Board of Directors authorized the repurchase of up to an additional 12,500,000 shares. Through June 30, 2000, the Corporation repurchased 22,944,100 shares under the 1997 and 1998 authorizations, including 2,352,500 shares repurchased in open-market transactions in the first six months of 2000 at a cost of $132.1 million. As of June 30, 2000, 7,055,900 shares remained under the current share repurchase authorizations.

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

      The Corporation's $200 million short term revolving credit facility, which was to have terminated on July 5, 2000, was extended to July 4, 2001. There have been no borrowings under this agreement.

SUBSEQUENT EVENT

      In July, the Corporation announced that it reached a definitive agreement to sell its ownership interest in Associated Aviation Underwriters Inc. to British Aviation Insurance Group (BAIG). Subject to regulatory approval, the transaction is expected to close in September or October. The Corporation expects to recognize a gain on the sale. The Corporation also agreed that its property and casualty insurance subsidiaries would participate in an aviation insurance pool managed by BAIG.

FORWARD LOOKING INFORMATION

      Certain statements in this document may be considered to be "forward looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995, such as statements that include words or phrases "will result", "is expected to", "will continue", or similar expressions. Such statements are subject to certain risks and uncertainties. The factors which could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Corporation's public filings with the Securities and Exchange Commission and specifically to: risks or uncertainties associated with the Corporation's expectations with respect to business retention estimates or anticipated transaction closing dates; and, more generally, to: general economic conditions including changes in interest rates and the performance of the financial markets, changes in domestic and foreign laws, regulations and taxes, changes in competition and pricing environments, regional or general changes in asset valuations, the occurrence of significant natural disasters, the inability to reinsure certain risks economically, the adequacy of loss reserves, as well as general market conditions, competition, pricing and restructurings.

                           PART II. OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

A.   Exhibit 10 - Material Contracts
     - The Chubb Corporation Long-Term Stock Incentive Plan (2000) incorporated by reference to Exhibit A of the Registrant's definitive proxy statement for the Annual Meeting of Shareholders held on April 25, 2000.

B. Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended June 30, 2000.









                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, The Chubb Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             THE CHUBB CORPORATION

                                                 (Registrant)



                                             By: /s/Henry B. Schram
                                                 -------------------------------
                                                  Henry B. Schram
                                                  Senior Vice-President and
                                                   Chief Accounting Officer


Date: August 11, 2000