Form 10-Q
period 2000-09-30
CHUBB CORP
filed 2000-11-13
CIK 20171

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                Washington, D. C.

                                      20549

                                    FORM 10-Q

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934


For the quarterly period ended      September 30, 2000
                               -----------------------------

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


       The number of shares of common stock outstanding as of October 31, 2000 was 174,815,072.

                              THE CHUBB CORPORATION
                                      INDEX


                                                                     Page Number
                                                                     -----------
Part I.   Financial Information:

  Item 1 - Financial Statements:

    Consolidated Balance Sheets as of
     September 30, 2000 and December 31, 1999.....................        1


    Consolidated Statements of Income for the
     Three Months and Nine Months Ended
     September 30, 2000 and 1999..................................        2


    Consolidated Statements of Comprehensive Income
     for the Three Months and Nine Months Ended
     September 30, 2000 and 1999..................................        3


    Consolidated Statements of Cash Flows for the
     Nine Months Ended September 30, 2000 and 1999................        4


    Notes to Consolidated Financial Statements....................        5


  Item  2 - Management's Discussion and Analysis
    of Financial Condition and Results of Operations..............        8


Part II.  Other Information:

  Item 1 - Legal Proceedings......................................       17

  Item 6 - Exhibits and Reports on Form 8-K.......................       17

                              THE CHUBB CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                              Sept. 30,    Dec. 31,
                                                                2000         1999
                                                              ---------    --------
                                                                   (in millions)
Assets

  Invested Assets
    Short Term Investments...............................     $   633.3    $   731.1
    Fixed Maturities
      Held-to-Maturity - Tax Exempt (market $1,598.7
       and $1,801.0).....................................       1,540.5      1,741.9
      Available-for-Sale
       Tax Exempt (cost $7,991.4 and $7,889.3)...........       8,122.4      7,867.5
       Taxable (cost $5,574.4 and $5,054.7)..............       5,506.8      4,909.7
    Equity Securities (cost $832.6 and $715.0)...........         864.6        769.2
                                                              ---------    ---------

           TOTAL INVESTED ASSETS.........................      16,667.6     16,019.4
  Cash...................................................          26.2         22.7
  Securities Lending Collateral..........................         728.7        469.5
  Accrued Investment Income..............................         238.9        242.9
  Premiums Receivable....................................       1,352.0      1,234.7
  Reinsurance Recoverable on Unpaid Claims...............       1,782.2      1,685.9
  Prepaid Reinsurance Premiums...........................         241.8        240.1
  Deferred Policy Acquisition Costs......................         826.2        779.7
  Real Estate Assets.....................................         693.2        699.4
  Deferred Income Tax....................................         578.8        584.2
  Goodwill...............................................         492.3        507.2
  Other Assets...........................................       1,231.9      1,051.3
                                                              ---------    ---------

           TOTAL ASSETS..................................     $24,859.8    $23,537.0
                                                              =========    =========

Liabilities

  Unpaid Claims..........................................     $11,759.0    $11,434.7
  Unearned Premiums......................................       3,490.6      3,323.1
  Securities Lending Payable.............................         728.7        469.5
  Long Term Debt.........................................         753.9        759.2
  Dividend Payable to Shareholders.......................          57.5         56.2
  Accrued Expenses and Other Liabilities.................       1,364.9      1,222.5
                                                              ---------    ---------

           TOTAL LIABILITIES.............................      18,154.6     17,265.2
                                                              ---------    ---------

Shareholders' Equity

  Common Stock - $1 Par Value; 178,825,772 and
   177,272,322 Shares....................................         178.8        177.3
  Paid-In Surplus........................................         472.1        418.4
  Retained Earnings......................................       6,382.0      6,008.6
  Accumulated Other Comprehensive Income
    Unrealized Appreciation (Depreciation) of
     Investments, Net of Tax.............................          62.0       (112.6)
    Foreign Currency Translation Losses, Net of Tax......         (71.8)       (44.8)
  Receivable from Employee Stock Ownership Plan..........         (68.8)       (74.9)
  Treasury Stock, at Cost - 4,181,190 and
   1,782,489 Shares......................................        (249.1)      (100.2)
                                                              ---------    ---------

           TOTAL SHAREHOLDERS' EQUITY....................       6,705.2      6,271.8
                                                              ---------    ---------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY....     $24,859.8    $23,537.0
                                                              =========    =========


See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                           PERIODS ENDED SEPTEMBER 30

                                                Third Quarter           Nine Months
                                              ----------------        ----------------
                                              2000        1999        2000        1999
                                              ----        ----        ----        ----
                                                            (in millions)
Revenues
  Premiums Earned.......................    $1,550.1    $1,452.1    $4,561.9    $4,209.4
  Investment Income.....................       240.8       230.0       712.3       654.8
  Real Estate and Other Revenues........        31.8        21.8        77.6        78.5
  Realized Investment Gains.............        35.8         5.4        47.7        82.8
                                            --------    --------    --------    --------

         Total Revenues.................     1,858.5     1,709.3     5,399.5     5,025.5
                                            --------    --------    --------    --------

Claims and Expenses
  Insurance Claims......................     1,032.6     1,125.2     3,056.8     2,957.5
  Amortization of Deferred Policy
   Acquisition Costs....................       410.7       388.7     1,219.9     1,136.1
  Other Insurance Operating Costs
   and Expenses.........................       116.6        98.9       329.8       281.2
  Real Estate and Other Expenses........        19.4        22.7        66.9        81.1
  Investment Expenses...................         3.0         3.0        11.5        11.2
  Corporate Expenses....................        19.1        14.8        59.2        39.9
                                            --------    --------    --------    --------

         Total Claims and Expenses......     1,601.4     1,653.3     4,744.1     4,507.0
                                            --------    --------    --------    --------

Income Before Federal and Foreign
 Income Tax.............................       257.1        56.0       655.4       518.5
Federal and Foreign Income Tax (Credit).        49.2       (21.3)      109.2        61.0
                                            --------    --------    --------    --------

Net Income..............................    $  207.9    $   77.3    $  546.2    $  457.5
                                            ========    ========    ========    ========

Average Common Shares Outstanding.......       173.6       172.9       174.5       165.2
Average Common and Potentially Dilutive
 Shares Outstanding.....................       177.9       175.1       178.1       167.4

Net Income Per Share

 Basic..................................       $1.20       $ .45       $3.13       $2.77
 Diluted................................        1.17         .44        3.06        2.73

Dividends Declared Per Share............         .33         .32         .99         .96



See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           PERIODS ENDED SEPTEMBER 30

                                                  Third Quarter          Nine Months
                                                  -------------          -----------
                                               2000         1999      2000         1999
                                               ----         ----      ----         ----
                                                            (in millions)
Net Income................................    $ 207.9     $  77.3    $ 546.2     $ 457.5
                                              -------     -------    -------     -------

Other Comprehensive Income (Loss)
  Change in Unrealized Appreciation or
   Depreciation of Investments,
   Net of Tax.............................       99.2      (113.7)     174.6      (400.3)
  Foreign Currency Translation Losses,
   Net of Tax.............................      (15.3)       (1.0)     (27.0)       (9.4)
                                              -------     -------    -------     -------
                                                 83.9      (114.7)     147.6      (409.7)
                                              -------     -------    -------     -------

Comprehensive Income (Loss)...............    $ 291.8      $(37.4)   $ 693.8     $  47.8
                                              =======      ======    =======     =======





See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30

                                                                 2000            1999
                                                                 ----            ----
                                                                    (in millions)
Cash Flows from Operating Activities
  Net Income............................................      $   546.2      $   457.5
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities
     Increase in Unpaid Claims, Net.....................          228.0          578.5
     Increase in Unearned Premiums, Net.................          165.8           90.0
     Decrease (Increase) in Premiums Receivable.........         (117.3)           4.4
     Increase in Deferred Policy Acquisition Costs......          (46.5)         (14.2)
     Change in Deferred Federal Income Tax..............          (15.9)         (17.1)
     Depreciation.......................................           60.1           48.1
     Realized Investment Gains..........................          (47.7)         (82.8)
     Other, Net.........................................           (8.4)          42.5
                                                              ---------      ---------

  Net Cash Provided by Operating Activities.............          764.3        1,106.9
                                                              ---------      ---------

Cash Flows from Investing Activities
  Proceeds from Sales of Fixed Maturities...............        1,475.2        1,127.4
  Proceeds from Maturities of Fixed Maturities..........          645.0          647.2
  Proceeds from Sales of Equity Securities..............          291.9          912.0
  Proceeds from Sale of Interest in Associated
   Aviation Underwriters, Inc...........................           55.0              -
  Purchases of Fixed Maturities.........................       (2,564.8)      (2,561.9)
  Purchases of Equity Securities........................         (396.2)        (420.1)
  Purchase of Interest in Hiscox plc....................              -         (145.3)
  Decrease (Increase) in Short Term Investments, Net....           97.8         (417.6)
  Purchases of Fixed Assets, Net........................          (95.9)         (66.0)
  Other, Net............................................           20.3           63.2
                                                              ---------      ---------

  Net Cash Used in Investing Activities.................         (471.7)        (861.1)
                                                              ---------      ---------

Cash Flows from Financing Activities
  Repayment of Long Term Debt...........................           (5.3)         (14.9)
  Dividends Paid to Shareholders........................         (171.5)        (154.2)
  Repurchase of Shares..................................         (189.7)         (94.1)
  Other, Net............................................           77.4           28.6
                                                              ---------      ---------

  Net Cash Used in Financing Activities.................         (289.1)        (234.6)
                                                              ---------      ---------

Net Increase in Cash....................................            3.5           11.2

Cash at Beginning of Year...............................           22.7            8.3
                                                              ---------      ---------

  Cash at End of Period.................................      $    26.2      $    19.5
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

              The net change in unrealized appreciation or depreciation of investments carried at market value was as follows:


                                                    Periods Ended September 30
                                            ------------------------------------------
                                              Third Quarter             Nine Months
                                            ----------------        ------------------
                                            2000        1999        2000       1999
                                            ----        ----        ----       ----
                                                         (in millions)
Change in unrealized appreciation or
 depreciation of equity securities...     $   (.1)    $ (29.4)    $ (22.2)   $  (99.2)
Change in unrealized appreciation or
 depreciation of fixed maturities....       132.7      (145.6)      230.2      (516.7)
                                          -------     -------     -------    --------
                                            132.6      (175.0)      208.0      (615.9)
Deferred income tax (credit).........        46.4       (61.3)       72.8      (215.6)
Decrease in valuation allowance......       (13.0)          -       (39.4)          -
                                          -------     -------     -------    --------

Change in unrealized appreciation or
 depreciation of investments, net....     $  99.2     $(113.7)    $ 174.6    $ (400.3)
                                          =======     =======     =======    ========

4)     Earnings Per Share

              The following table sets forth the computation of basic and diluted earnings per share:


                                                      Periods Ended September 30
                                                  -----------------------------------
                                                   Third Quarter        Nine Months
                                                  --------------      ---------------
                                                  2000      1999      2000      1999
                                                  ----      ----      ----      ----
                                                             (in millions,
                                                       except per share amounts)

Basic earnings per share:
  Net income...............................       $207.9   $ 77.3     $546.2   $457.5
                                                  ======   ======     ======   ======

  Weighted average number of common
   shares outstanding......................        173.6    172.9      174.5    165.2
                                                  ======   ======     ======   ======

  Basic earnings per share.................       $ 1.20   $  .45     $ 3.13   $ 2.77
                                                  ======   ======     ======   ======

Diluted earnings per share:
  Net income...............................       $207.9   $ 77.3     $546.2   $457.5
                                                  ======   ======     ======   ======

  Weighted average number of common
   shares outstanding......................        173.6    172.9      174.5    165.2
  Additional shares from assumed exercise
   of stock-based compensation awards......          4.3      2.2        3.6      2.2
                                                  ------   ------     ------   ------

  Weighted average number of common shares
   and potential common shares assumed
   outstanding for computing diluted
   earnings per share......................        177.9    175.1      178.1    167.4
                                                  ======   ======     ======   ======

  Diluted earnings per share...............       $ 1.17   $  .44     $ 3.06   $ 2.73
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

              Revenues and income before income tax of the operating segments were as follows:

                                                       Periods Ended September 30
                                            -----------------------------------------------
                                                Third Quarter               Nine Months
                                            ---------------------      --------------------
                                              2000         1999          2000        1999
                                            --------     --------      --------    --------
                                                             (in millions)

Revenues
  Property and casualty insurance
    Premiums earned
      Personal.........................     $  414.0     $  369.2      $1,198.7    $1,069.6
      Standard commercial..............        448.1        484.1       1,364.7     1,477.4
      Specialty commercial.............        688.0        598.8       1,998.5     1,662.4
                                            --------     --------      --------    --------
                                             1,550.1      1,452.1       4,561.9     4,209.4

    Investment income..................        223.7        214.9         662.7       610.2
                                            --------     --------      --------    --------

      Total property and casualty
       insurance.......................      1,773.8      1,667.0       5,224.6     4,819.6

  Corporate and other..................         48.9         36.9         127.2       123.1
  Realized investment gains............         35.8          5.4          47.7        82.8
                                            --------     --------      --------    --------

      Total revenues...................     $1,858.5     $1,709.3      $5,399.5    $5,025.5
                                            ========     ========      ========    ========


Income (loss) before income tax
  Property and casualty insurance
    Underwriting
      Personal.........................     $   31.4     $  (23.9)     $   48.9    $   56.6
      Standard commercial..............        (74.0)      (127.9)       (179.5)     (303.3)
      Specialty commercial.............         33.1          (.2)         79.0        74.7
                                            --------     --------      --------    --------
                                                (9.5)      (152.0)        (51.6)     (172.0)
      Increase (decrease) in deferred
       policy acquisition costs........         14.4         (3.4)         46.5        14.2
                                            --------     --------      --------    --------

      Underwriting income (loss).......          4.9       (155.4)         (5.1)     (157.8)

    Investment income..................        220.8        212.2         652.9       600.6

    Amortization of goodwill and
     other charges.....................        (14.7)        (5.3)        (39.5)       (7.6)
                                            --------     --------      --------    --------

      Total property and casualty
       insurance.......................        211.0         51.5         608.3       435.2

  Corporate and other..................         10.3          (.9)          (.6)         .5
  Realized investment gains............         35.8          5.4          47.7        82.8
                                            --------     --------      --------    --------

      Total income before income tax...     $  257.1     $   56.0      $  655.4    $  518.5
                                            ========     ========      ========    ========

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
             AND FOR THE QUARTERS ENDED SEPTEMBER 30, 2000 AND 1999


SUMMARY OF FINANCIAL RESULTS

       The following is a summary of the Corporation's operating results for the third quarter and nine months ended September 30, 2000 and 1999:


                                                 Periods Ended September 30
                                          ---------------------------------------
                                            Third Quarter          Nine Months
                                          ----------------       ----------------
                                          2000        1999       2000       1999
                                          ----        ----       ----       ----
                                                       (in millions)


PROPERTY AND CASUALTY INSURANCE
 Underwriting
  Net Premiums Written...........       $1,607.8    $1,459.7   $4,727.7    $4,299.4
  Increase in Unearned Premiums..          (57.7)       (7.6)    (165.8)      (90.0)
                                        --------    --------   --------    --------
     Premiums Earned.............        1,550.1     1,452.1    4,561.9     4,209.4
                                        --------    --------   --------    --------
  Claims and Claim Expenses......        1,032.6     1,125.2    3,056.8     2,957.5
  Operating Costs and Expenses...          520.4       467.6    1,536.8     1,392.0
  Decrease (Increase) in Deferred
   Policy Acquisition Costs......          (14.4)        3.4      (46.5)      (14.2)
  Dividends to Policyholders.....            6.6        11.3       19.9        31.9
                                        --------    --------   --------    --------
  Underwriting Income (Loss).....            4.9      (155.4)      (5.1)     (157.8)
                                        --------    --------   --------    --------

 Investments
  Investment Income Before
   Expenses......................          223.7       214.9      662.7       610.2
  Investment Expenses............            2.9         2.7        9.8         9.6
                                        --------    --------   --------    ---------
  Investment Income..............          220.8       212.2      652.9       600.6
                                        --------    --------   --------    ---------

 Amortization of Goodwill and
  Other Charges..................          (14.7)       (5.3)     (39.5)       (7.6)
                                        --------    --------   --------    --------

 Property and Casualty Income....          211.0        51.5      608.3       435.2

CORPORATE AND OTHER..............           10.3         (.9)       (.6)         .5
                                        --------    --------   --------    --------

CONSOLIDATED OPERATING INCOME
 BEFORE INCOME TAX...............          221.3        50.6      607.7       435.7

Federal and Foreign Income Tax
 (Credit)........................           36.7       (24.2)      92.5        31.0
                                        --------    --------   --------    --------

CONSOLIDATED OPERATING INCOME....          184.6        74.8      515.2       404.7

REALIZED INVESTMENT GAINS
 AFTER INCOME TAX................           23.3         2.5       31.0        52.8
                                        --------    --------   --------    --------

CONSOLIDATED NET INCOME..........       $  207.9    $   77.3   $  546.2    $  457.5
                                        ========    ========   ========    ========

PROPERTY AND CASUALTY INVESTMENT
 INCOME AFTER INCOME TAX.........       $  184.7    $  179.0   $  546.8    $  508.4
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

PROPERTY AND CASUALTY INSURANCE

       Earnings from our property and casualty business were substantially higher in the first nine months and third quarter of 2000 compared with the same periods of 1999. The higher earnings in 2000 were due primarily to an improvement in underwriting results in the third quarter, caused in large part by substantially lower catastrophe losses. Investment income increased in 2000 compared with the prior year. Property and casualty income before taxes amounted to $608.3 million in the first nine months of 2000 and $211.0 million in the third quarter compared with $435.2 million and $51.5 million, respectively, in 1999.

       Net premiums written were $4.7 billion in the first nine months of 2000, an increase of 10.0% compared with the same period in 1999. Net premiums written were $1.6 billion in the third quarter of 2000, an increase of 10.1% over the comparable period of 1999. Premium growth in the first nine months of 2000 was affected by the inclusion of Executive Risk premiums written in 1999 results in the third quarter only. Excluding the effect of the acquisition of Executive Risk, premium growth was about 6.0% for the first nine months of 2000.

       Premium growth in personal lines remained strong. In commercial lines, competition in the worldwide marketplace has made profitable premium growth difficult. However, our strategy to increase the pricing in the standard commercial classes, which include multiple peril, casualty and workers' compensation, has shown increasing success in the first nine months of 2000. Further, many of our competitors have also insisted on higher prices since the latter part of 1999. As a result, the pricing outlook in the standard commercial classes continues to be favorable. We have begun a similar process to increase the pricing in our specialty commercial classes.

       Substantial premium growth in 2000 was achieved outside the United States. However, due to the strength of the U.S. dollar, reported premiums written outside the United States increased by only 4% in the first nine months of 2000.

       Underwriting results were near breakeven in the first nine months and third quarter of 2000 compared with unprofitable results in the same periods in 1999. Our combined loss and expense ratio was 99.9% in the first nine months of 2000 and 99.4% in the third quarter compared with 103.4% and 110.4%, respectively, in 1999.

       The loss ratio was 67.3% for the first nine months of 2000 and 66.9% for the third quarter compared with 70.8% and 78.1%, respectively, in the prior year. The loss ratios in 1999 were adversely affected by significant catastrophe losses, particularly those resulting from Hurricane Floyd in the third quarter. Catastrophe losses during the first nine months of 2000 amounted to $62.6 million which represented 1.4 percentage points of the loss ratio compared with $221.9 million or 5.3 percentage points in 1999. Catastrophe losses for the third quarter of 2000 amounted to $8.0 million or 0.5 of a percentage point of the loss ratio compared with $135.0 million or 9.4 percentage points in 1999. The catastrophe losses in both years resulted primarily from storms in the United States.

       Our expense ratio was 32.6% for the first nine months of 2000 and 32.5% for the third quarter compared with 32.6% and 32.3%, respectively, in the prior year.

       Underwriting results during 2000 and 1999 by class of business were as follows:

                                                Nine Months Ended September 30
                                            ---------------------------------------
                                              Net Premiums       Combined Loss and
                                                 Written           Expense Ratios
                                            ---------------      ------------------
                                            2000       1999       2000     1999
                                            ----       ----       ----     ----
                                             (in millions)

Personal Insurance
  Automobile........................      $  297.9   $  257.5      94.8%    90.1%
  Homeowners........................         696.4      620.5     102.0    103.5
  Other.............................         297.7      266.2      71.6     69.2
                                          --------   --------     -----    -----
      Total Personal................       1,292.0    1,144.2      93.3     92.5
                                          --------   --------     -----    -----

Standard Commercial Insurance
  Multiple Peril....................         502.9      537.3     115.2    134.3
  Casualty..........................         584.0      631.1     117.5    116.4
  Workers' Compensation.............         239.4      221.4     103.6    112.7
                                          --------   --------     -----    -----
      Total Standard Commercial.....       1,326.3    1,389.8     114.3    122.9
                                          --------   --------     -----    -----

Specialty Commercial Insurance
  Property and Marine...............         375.6      389.5     110.3    111.8
  Executive Protection..............         987.3      792.6      86.5     84.3
  Financial Institutions............         385.2      298.4      90.4     95.2
  Other.............................         361.3      284.9     103.3     90.6
                                          --------   --------     -----    -----
      Total Specialty Commercial....       2,109.4    1,765.4      94.3     93.5
                                          --------   --------     -----    -----

      Total Commercial..............       3,435.7    3,155.2     102.3    107.2
                                          --------   --------     -----    -----

      Total.........................      $4,727.7   $4,299.4      99.9%   103.4%
                                          ========   ========     =====    =====

                                                 Quarter Ended September 30
                                           ---------------------------------------
                                             Net Premiums       Combined Loss and
                                               Written           Expense Ratios
                                           ---------------      ------------------
                                           2000       1999       2000     1999
                                           ----       ----       ----     ----
                                            (in millions)

Personal Insurance
  Automobile........................     $  105.9   $   91.0      94.7%    97.8%
  Homeowners........................        253.1      223.8      93.8    120.5
  Other.............................        101.3       89.0      70.1     69.1
                                         --------   --------     -----    -----
      Total Personal................        460.3      403.8      88.6    103.4
                                         --------   --------     -----    -----

Standard Commercial Insurance
  Multiple Peril....................        167.5      171.3     122.9    149.7
  Casualty..........................        190.1      199.4     119.5    119.3
  Workers' Compensation.............         73.7       64.6     101.7    111.6
                                         --------   --------     -----    -----
      Total Standard Commercial.....        431.3      435.3     118.0    130.4
                                         --------   --------     -----    -----

Specialty Commercial Insurance
  Property and Marine...............        121.4      128.0      98.8    130.2
  Executive Protection..............        337.9      301.8      89.8     84.9
  Financial Institutions............        128.7       85.6      95.3    107.1
  Other.............................        128.2      105.2      99.3     88.6
                                         --------   --------     -----    -----
      Total Specialty Commercial....        716.2      620.6      93.9     98.9
                                         --------   --------     -----    -----

      Total Commercial..............      1,147.5    1,055.9     103.3    112.8
                                         --------   --------     -----    -----

      Total.........................     $1,607.8   $1,459.7      99.4%   110.4%
                                         ========   ========     =====    =====


  PERSONAL INSURANCE

       Premiums from personal insurance coverages, which represent 27% of the premiums written by our property and casualty subsidiaries, increased by 12.9% in the first nine months of 2000 and 14.0% in the third quarter compared with the similar periods in 1999. We continued to grow our personal lines business with the in-force policy count for automobile, homeowners and other personal coverages increasing by about 10% on an annualized basis. Such growth was achieved while maintaining our disciplined approach to pricing and risk selection. Premiums outside the United States grew significantly in the first nine months of 2000, although from a small base.

       Our personal insurance business produced highly profitable underwriting results in the first nine months of 2000 and 1999. Results were also highly profitable in the third quarter of 2000. Results were unprofitable in the third quarter of 1999, however, due to significant catastrophe losses in the homeowners class. The combined loss and expense ratios were 93.3% for the first nine months of 2000 and 88.6% for the third quarter compared with 92.5% and 103.4%, respectively, in 1999.

       Homeowners results were modestly unprofitable in the first nine months of 2000 and 1999 as a decrease in catastrophe losses in 2000 was substantially offset by an increase in non-catastrophe losses. Homeowners results were profitable in the third quarter of 2000. Results were highly unprofitable in the third quarter of 1999 due to substantial catastrophe losses. Catastrophe losses represented 8.6 percentage points of the loss ratio for this class in the first nine months of 2000 and 2.9 percentage points in the third quarter compared with
16.3 percentage points and 31.0 percentage points, respectively, in 1999. Homeowners results were unprofitable outside the United States in 2000 and 1999 as we are still building the critical mass necessary to absorb the costs of operating the franchise.

       Our automobile business produced less profitable results in the first nine months of 2000 compared with 1999. The decline in 2000 was due to an increase in the frequency of losses in the liability component of this business.

       Other personal coverages, which include insurance for personal valuables and excess liability, produced highly profitable results in both years due to continued favorable loss experience.

  STANDARD COMMERCIAL INSURANCE

       Premiums from standard commercial insurance, which represent 28% of our total writings, decreased by 4.6% in the first nine months of 2000 and 0.9% in the third quarter compared with the similar periods in 1999. The decreases were the result of the strategy we put in place in late 1998 to renew good business at adequate prices and not renew underperforming accounts where we cannot attain price adequacy. As a result, during 1999 and into the first nine months of 2000, retention levels have declined. On the business that was renewed, rates have increased steadily and such increases accelerated in the first nine months of 2000.

       Our standard commercial insurance business produced substantial underwriting losses in both 2000 and 1999, but less so in 2000. The improvement in 2000 was due primarily to fewer large losses and, to a lesser extent, the progress in our initiative to increase rates. The combined loss and expense ratio was 114.3% for the first nine months of 2000 and 118.0% for the third quarter compared with 122.9% and 130.4%, respectively, in 1999.

       Multiple peril results remained unprofitable in 2000 but improved considerably compared with the highly unprofitable results in 1999. The improvement in 2000 occurred in both the property and liability components of this business due to a lower frequency of large losses both in the United States and overseas. Results in the property component also benefited in 2000 from an absence of catastrophe losses. There were virtually no catastrophe losses for this class in the first nine months of 2000. Catastrophe losses represented 12.2 percentage points of the loss ratio for this class in the first nine months of 1999 and 25.1 percentage points in the third quarter.

       Results for our casualty business were similarly unprofitable in 2000 and 1999. Casualty results were adversely affected in both years, but more so in 1999, by incurred losses relating to asbestos-related and toxic waste claims. The excess liability component of our casualty coverages produced similarly unprofitable underwriting results in 2000 and 1999. Results in the primary liability component improved in 2000 due to fewer large losses, but remained unprofitable. Results in the automobile component were highly unprofitable in both years due in large part to inadequate prices, a consequence of the prolonged soft market. Casualty results outside the United States deteriorated in 2000.

       Workers' compensation results improved significantly in 2000, but remained unprofitable. The improvement in 2000 was due to higher rates as well as a lower frequency of losses, resulting in part from our disciplined risk selection during the past two years.

  SPECIALTY COMMERCIAL INSURANCE

       Premiums from specialty commercial insurance, which represent 45% of our total writings, increased by 19.5% in the first nine months of 2000 and 15.4% in the third quarter compared with the same periods in 1999. Excluding the effect of the acquisition of Executive Risk, premium growth was about 10% in the first nine months of 2000. Our strategy of working closely with our customers, and our ability to bring new products to market and differentiate such products continue to enable us to renew a large percentage of our executive protection and financial institutions business. However, a competitive market continues to put prices under pressure, particularly for our executive protection business. Growth in our financial institutions business was strong in 2000, particularly in the third quarter, due to new business as well as rate increases on the standard commercial component of this business. Property and marine premium growth in 2000 was restricted by the effect on retention levels of pricing initiatives and non-renewing certain unprofitable accounts. Growth in our other specialty commercial business was primarily from Chubb Re, our reinsurance business that began operations in 1999.

       Our specialty commercial business produced highly profitable underwriting results in both 2000 and 1999. The combined loss and expense ratio was 94.3% for the first nine months of 2000 and 93.9% for the third quarter compared with 93.5% and 98.9%, respectively, in 1999.

       Property and marine results were similarly unprofitable in the first nine months of 2000 and 1999 as a decrease in catastrophe losses in 2000 was offset by a higher frequency of large losses, both in the United States and overseas. Results in the third quarter of 2000 were near breakeven compared with the highly unprofitable results in 1999. Results in the third quarter of 1999 were adversely affected by catastrophe losses as well as three large non-catastrophe losses that aggregated $19 million. Catastrophe losses represented 1.5 percentage points of the loss ratio for this class in the first nine months of 2000 and 0.7 of a percentage point in the third quarter compared with 12.9 percentage points and 15.8 percentage points, respectively, in 1999.

       Executive protection results were highly profitable in 2000 and 1999 due to favorable loss experience on business worldwide, particularly in the directors and officers liability and fiduciary liability components. Employment practices liability results, however, were unprofitable in both years. Executive protection results were less profitable in the third quarter of 2000 due primarily to the less adequate prices in recent years.

       Our financial institutions business produced more profitable results in the first nine months of 2000 compared with the similar period in 1999 due to favorable loss experience in the fidelity component. Results in our financial institutions business were unprofitable in the third quarter of 1999 due primarily to several large fidelity losses as well as catastrophe losses.

       Results in our other commercial classes were modestly unprofitable in the first nine months of 2000 compared with profitable results in 1999. Results deteriorated in 2000 due primarily to one $14 million surety loss as well as an increase in losses in our accident business.

  LOSS RESERVES

       Gross loss reserves were $11,759.0 million and $11,434.7 million at September 30, 2000 and December 31, 1999, respectively. Reinsurance recoverables on such loss reserves were $1,782.2 million and $1,685.9 million at September 30, 2000 and December 31, 1999, respectively.

       Loss reserves, net of reinsurance recoverable, increased by $228.0 million during the first nine months of 2000. Reserve growth occurred primarily in those liability classes that are characterized by delayed loss reporting and extended periods of settlement. Loss reserves increased by only $21.4 million in the third quarter of 2000. At the same time, paid losses increased by 20% in the third quarter compared with the same period in 1999. There were several large claim payments in the third quarter in the excess liability and executive protection classes of business. In addition, due to the strength of the U.S. dollar, loss reserves decreased by approximately $35 million in the third quarter of 2000 offset by a corresponding increase in paid losses.

       Losses incurred related to asbestos and toxic waste claims were $22.6 million in the first nine months of 2000 and $35.5 million for the same period in 1999.

  INVESTMENTS

       Investment income after taxes increased by 7.6% in the first nine months of 2000 compared with the same period in 1999. The growth was due in part to an increase in invested assets since the third quarter of 1999 and in part to the inclusion of Executive Risk investment income in 1999 results only in the third quarter. Investment income after taxes increased by 3.2% in the third quarter of 2000 compared with the same period in 1999. The effective tax rate on investment income increased to 16.2% in the first nine months of 2000 from 15.4% in the comparable period in 1999 due to holding a somewhat larger proportion of our investment portfolio in taxable fixed income securities.

       New cash available for investment in the first nine months of 2000 was invested in taxable bonds. New cash available for investment was lower in the first nine months of 2000 than in the comparable period in 1999 due primarily to higher claim payments.

       The property and casualty subsidiaries maintain sufficient investments in highly liquid, short term securities to provide for immediate cash needs.

CORPORATE AND OTHER

       Corporate and other includes investment income earned on corporate invested assets, interest expense and other expenses not allocable to the operating subsidiaries and the results of our real estate and other non-insurance subsidiaries. Corporate and other produced a loss before taxes of $.6 million in the first nine months of 2000 compared with income before taxes of $.5 million in the first nine months of 1999. In the third quarter of 2000, corporate and other included income of $9.9 million before taxes from a noncompete payment related to the sale of the Corporation's 50% interest in Associated Aviation Underwriters, Inc. (AAU). Interest expense was higher in the first nine months of 2000 compared with the similar period in 1999 due to the inclusion of interest expense on the Executive Risk debt in 1999 results only in the third quarter.

INVESTMENT GAINS AND LOSSES

       Decisions to sell securities are governed principally by considerations of investment opportunities and tax consequences. As a result, realized investment gains and losses may vary significantly from period to period. Net realized investment gains before taxes were $47.7 million in the first nine months of 2000 compared with net gains of $82.8 million for the same period in 1999. Net realized investment gains in the third quarter of 2000 included a gain of $44.9 million before taxes related to the sale of AAU.

CAPITAL RESOURCES

       In March 1997, the Board of Directors authorized the repurchase of up to 17,500,000 shares of common stock. In July 1998, the Board of Directors authorized the repurchase of up to an additional 12,500,000 shares. Through September 30, 2000, the Corporation repurchased 23,706,500 shares under the 1997 and 1998 authorizations, including 3,114,900 shares repurchased in open-market transactions in the first nine months of 2000 at a cost of $189.7 million. As of September 30, 2000, 6,293,500 shares remained under the current share repurchase authorizations.

FORWARD LOOKING INFORMATION

       Certain statements in this document may be considered to be "forward looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995, such as statements that include words or phrases "will result", "is expected to", "will continue", "is anticipated", or similar expressions. Such statements are subject to certain risks and uncertainties. The factors which could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Corporation's public filings with the Securities and Exchange Commission and specifically to: risks or uncertainties associated with the Corporation's expectations with respect to new product development or to premium price increases and profitability or growth or business retention estimates overall and by region or by line of business as well as its expectations with respect to the non-renewal of underpriced insurance accounts, increases in primary insurance rates as a result of anticipated increases in reinsurance rates; and, more generally, to: general economic conditions including changes in interest rates and the performance of the financial markets, changes in domestic and foreign laws, regulations and taxes, changes in competition and pricing environments, regional or general changes in asset valuations, the occurrence of significant natural disasters or other weather-related events, the inability to reinsure certain risks economically, the adequacy of loss reserves, as well as general market conditions, competition, pricing and restructurings.

                           PART II. OTHER INFORMATION


Item 1 - Legal Proceedings

       A purported class action complaint was filed in the United States District Court for the District of New Jersey on August 31, 2000 by the California Public Employees' Retirement System. The complaint alleges that the Corporation and three of its current officers, Dean R. O'Hare, David B. Kelso and Henry B. Schram, and Executive Risk Inc. and three of its former officers, Stephen J. Sills, Robert H. Kullas and Robert V. Deutsch, are liable for certain misrepresentations and omissions regarding, among other matters, disclosures made between April 27, 1999 and October 15, 1999 relating to the improved pricing in the Corporation's standard commercial insurance business and relating to the offer of the Corporation's securities to, and solicitation of votes from, the former shareholders of Executive Risk Inc. in connection with the Corporation's acquisition of Executive Risk Inc. The Corporation is defending the action vigorously.

Item 6 - Exhibits and Reports on Form 8-K

A.  Exhibits
    Exhibit 27 - Financial Data Schedule
               - Financial Data Schedule filed herewith.

B. Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended September 30, 2000.




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


Date: November 13, 2000