Form 10-K
period 2000-12-31
CHUBB CORP
filed 2001-03-27
CIK 20171

     As filed with the Securities and Exchange Commission on March 27, 2001
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES
      EXCHANGE ACT OF 1934
      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES
      EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM ________ TO________
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant was $12,481,356,946 as of March 5, 2001.

                                  175,231,678
        Number of shares of common stock outstanding as of March 5, 2001

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of The Chubb Corporation 2000 Annual Report to Shareholders are incorporated by reference in Parts I, II and IV of this Form 10-K. Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders on April 24, 2001 are incorporated by reference in Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I.
ITEM 1.  BUSINESS

GENERAL

     The Chubb Corporation (the Corporation) was incorporated as a business corporation under the laws of the State of New Jersey in June 1967. The Corporation is a holding company with subsidiaries principally engaged in the property and casualty insurance business. The Corporation and its subsidiaries employed approximately 12,400 persons worldwide on December 31, 2000.

     In July 1999, the Corporation completed its acquisition of Executive Risk Inc., a specialty insurance company offering directors and officers, errors and omissions and professional liability coverages. The results of operations of Executive Risk are included in the Corporation's consolidated results of operations from the date of acquisition. Additional information related to the Corporation's acquisition of Executive Risk is included in Note (3) of the notes to consolidated financial statements incorporated by reference from the Corporation's 2000 Annual Report to Shareholders.

     Revenues, income before income tax and assets for each operating segment for the three years ended December 31, 2000 are included in Note (16) of the notes to consolidated financial statements incorporated by reference from the Corporation's 2000 Annual Report to Shareholders.

     The property and casualty insurance subsidiaries provide insurance coverages principally in the United States, Canada, Europe, Australia, and parts of Latin America and the Far East. Revenues of the property and casualty insurance subsidiaries by geographic area for the three years ended December 31, 2000 are included in Note (16) of the notes to consolidated financial statements incorporated by reference from the Corporation's 2000 Annual Report to Shareholders.

PROPERTY AND CASUALTY INSURANCE

     The principal members of the Property and Casualty Insurance Group (the Group) are Federal Insurance Company (Federal), Pacific Indemnity Company (Pacific Indemnity), Vigilant Insurance Company (Vigilant), Great Northern Insurance Company (Great Northern), Chubb Custom Insurance Company (Chubb Custom), Chubb National Insurance Company (Chubb National), Chubb Indemnity Insurance Company (Chubb Indemnity), Chubb Insurance Company of New Jersey (Chubb New Jersey), Texas Pacific Indemnity Company, Northwestern Pacific Indemnity Company, Executive Risk Indemnity Inc. (Executive Risk Indemnity), Executive Risk Specialty Insurance Company (Executive Risk Specialty) and Quadrant Indemnity Company (Quadrant) in the United States, as well as Chubb Insurance Company of Canada, Chubb Insurance Company of Europe, S.A., Chubb Insurance Company of Australia Limited, Chubb do Brasil Companhia de Seguros and Chubb Atlantic Indemnity Ltd.

     Federal is the manager of Vigilant, Pacific Indemnity, Great Northern, Chubb National, Chubb Indemnity, Chubb New Jersey, Executive Risk Indemnity, Executive Risk Specialty and Quadrant. Federal also provides certain services to other members of the Group. Acting subject to the supervision and control of the Boards of Directors of the members of the Group, the Chubb & Son division of Federal provides day to day executive management and operating personnel and makes available the economy and flexibility inherent in the common operation of a group of insurance companies.

     The Group presently underwrites most lines of property and casualty insurance. All members of the Group write non-participating policies. Several members of the Group also write participating policies, particularly in the workers' compensation class of business, under which dividends are paid to the policyholders.

  Premiums Written

     An analysis of the Group's premiums written during the past three years is shown in the following table:

                                        DIRECT         REINSURANCE      REINSURANCE          NET
                                       PREMIUMS         PREMIUMS         PREMIUMS          PREMIUMS
                                        WRITTEN        ASSUMED(A)        CEDED(A)          WRITTEN
YEAR                                   --------        -----------      -----------        --------
                                                              (IN MILLIONS)
1998..........................         $5,842.0          $141.9           $480.4           $5,503.5
1999..........................          6,042.6           275.2            616.7            5,701.1
2000..........................          6,741.6           384.4            792.8            6,333.2

---------------
     (a) Intercompany items eliminated.

     The net premiums written during the last five years for major classes of the Group's business are incorporated by reference from page 20 of the Corporation's 2000 Annual Report to Shareholders.

     One or more members of the Group are licensed and transact business in each of the 50 states of the United States, the District of Columbia, Puerto Rico, the Virgin Islands, Canada, Europe, Australia, and parts of Latin America and the Far East. In 2000, approximately 82% of the Group's direct business was produced in the United States, where the Group's businesses enjoy broad geographic distribution with a particularly strong market presence in the Northeast. The four states accounting for the largest amounts of direct premiums written were New York with 13%, California with 10% and New Jersey and Texas each with 5%. No other state accounted for 5% or more of such premiums. Approximately 9% of the Group's direct premiums written was produced in Europe and 3% was produced in Canada.

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

     The net premiums and the loss, expense and combined loss and expense ratios of the Group for the last five years are shown in the following table:

                                        NET PREMIUMS                                          COMBINED
                                       (IN MILLIONS)                                          LOSS AND
                                   ----------------------                      EXPENSE         EXPENSE
                                                                LOSS           RATIOS          RATIOS
YEAR                                WRITTEN      EARNED        RATIOS          -------        --------
1996.............................  $ 4,773.8    $ 4,569.3         66.2%           32.1%            98.3%
1997.............................    5,448.0      5,157.4         64.5            32.4             96.9
1998.............................    5,503.5      5,303.8         66.3            33.5             99.8
1999.............................    5,701.1      5,652.0         70.3            32.5            102.8
2000.............................    6,333.2      6,145.9         67.5            32.9            100.4
                                   ---------    ---------      -------         -------        ---------
 Total for five years ended
   December 31, 2000.............  $27,759.6    $26,828.4         67.1%           32.7%            99.8%
                                   =========    =========      =======         =======        =========

     The combined loss and expense ratios during the last five years for major classes of the Group's business are incorporated by reference from page 20 of the Corporation's 2000 Annual Report to Shareholders.

     Another frequently used measurement in the property and casualty insurance industry is the ratio of statutory net premiums written to policyholders' surplus. At December 31, 2000 and 1999, such ratio for the Group was 1.82 and 1.76, respectively.

  Producing and Servicing of Business

     In the United States and Canada, the Group is represented by approximately 5,000 independent agents and accepts business on a regular basis from an estimated 1,000 insurance brokers. In most instances, these agents and brokers also represent other companies which compete with the Group. The offices maintained by the Group assist these agents and brokers in producing and servicing the Group's business. In addition to the administrative offices in Warren, New Jersey, the Group has seven zone offices and branch and service offices throughout the United States and Canada.

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

     Business for the Group is also produced through participation in certain underwriting pools and syndicates. Such pools and syndicates provide underwriting capacity for risks which an individual insurer cannot prudently underwrite because of the magnitude of the risk assumed or which can be more effectively handled by one organization due to the need for specialized loss control and other services.

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

     The existing reinsurance program of the Executive Risk insurance subsidiaries at the time of the acquisition was designed to limit the loss retained from a loss occurrence to an amount lower than that typically retained by the Group. Prior to the acquisition, Executive Risk utilized reinsurance to a greater extent because its size limited the amount of risk it could retain. During 2000, Executive Risk's reinsurance program was modified to selectively increase retention levels.

     The collectibility of reinsurance is subject to the solvency of the reinsurers. The Group is selective in regard to its reinsurers, placing reinsurance with only those reinsurers with strong balance sheets and superior underwriting ability. The Group monitors the financial strength of its reinsurers on an ongoing basis. As a result, uncollectible amounts have not been significant.

     The Group has an exposure to insured losses caused by hurricanes, earthquakes, winter storms, windstorms and other catastrophic events. The frequency and severity of catastrophes are unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in an area affected by the event and the severity of the event. The Group continually assesses its concentration of underwriting exposures in catastrophe prone areas globally and develops strategies to manage this exposure through individual risk selection, subject to regulatory constraints, and through the purchase of catastrophe reinsurance. The Group uses modeling techniques and concentration management tools that allow it to better monitor and control catastrophe exposures. The Group maintains records showing concentrations of risk in catastrophe prone areas such as California (earthquake and brush fires) and the Southeast coast of the United States (hurricanes). The Group's current catastrophe reinsurance program provides coverage for individual catastrophic events of approximately 80% of losses between $100 million and $450 million in the United States and approximately 90% of losses between $25 million and $175 million outside the United States.

  Unpaid Claims and Claim Adjustment Expenses and Related Amounts Recoverable from Reinsurers

     Insurance companies are required to establish a liability in their accounts for the ultimate costs (including claim adjustment expenses) of claims that have been reported but not settled and of claims that have been incurred but not reported. Insurance companies are also required to report as assets the portion of such liability that will be recovered from reinsurers.

     The process of establishing the liability for unpaid claims and claim adjustment expenses is a complex and imprecise science that reflects significant judgmental factors. This is true because claim settlements to be made in the future will be impacted by changing rates of inflation and other economic conditions, changing legislative, judicial and social environments and changes in the Group's claim handling procedures. In many liability cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss to the Group and the settlement of the loss. More than 60% of the Group's net unpaid claims and claim adjustment expenses at December 31, 2000 were for incurred but not reported
(IBNR) losses--claims that had not yet been reported to the Group, some of which were not yet known to the insured, and future development on reported claims. In spite of this imprecision, financial reporting requirements dictate that insurance companies report a single amount as the estimate of unpaid claims and claim adjustment expenses as of each evaluation date. These estimates are continually reviewed and updated. Any resulting adjustments are reflected in current operating results.

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

     The following table provides a reconciliation of the beginning and ending liability for unpaid claims and claim adjustment expenses, net of reinsurance recoverable, and a reconciliation of the ending net liability to the corresponding liability on a gross basis for the years ended December 31, 2000, 1999 and 1998:

                                                          YEARS ENDED DECEMBER 31
                                                    -----------------------------------
                                                      2000         1999         1998
                                                      ----         ----         ----
                                                               (IN MILLIONS)
Net liability, beginning of year..................  $ 9,748.8    $ 9,049.9    $ 8,564.6
                                                    ---------    ---------    ---------
Increase related to acquisition of Executive Risk
  (net of reinsurance recoverable of $339.5)......         --        605.8           --
                                                    ---------    ---------    ---------
Net incurred claims and claim adjustment expenses
  Provision for claims occurring in the current
     year.........................................    4,357.7      4,147.6      3,712.1
  Decrease in estimates for claims occurring in
     prior years..................................     (230.0)      (205.6)      (218.4)
                                                    ---------    ---------    ---------
                                                      4,127.7      3,942.0      3,493.7
                                                    ---------    ---------    ---------
Net payments for claims and claim adjustment
  expenses related to
  Current year....................................    1,342.5      1,278.9      1,210.7
  Prior years.....................................    2,482.7      2,570.0      1,797.7
                                                    ---------    ---------    ---------
                                                      3,825.2      3,848.9      3,008.4
                                                    ---------    ---------    ---------
Net liability, end of year........................   10,051.3      9,748.8      9,049.9
Reinsurance recoverable, end of year..............    1,853.3      1,685.9      1,306.6
                                                    ---------    ---------    ---------
Gross liability, end of year......................  $11,904.6    $11,434.7    $10,356.5
                                                    =========    =========    =========

     As reestimated at December 31, 2000, the liability for unpaid claims and claim adjustment expenses, net of reinsurance recoverable, as established at the previous year-end was redundant by $230.0 million. This compares with favorable development of $205.6 million and $218.4 million during 1999 and 1998, respectively. Such redundancies were reflected in the Group's operating results in these respective years. Each of the past three years benefited from favorable claim experience for certain liability classes; this was offset in part by losses incurred relating to asbestos and toxic waste claims of $31.0 million, $46.8 million and $67.8 million in 2000, 1999 and 1998, respectively.

     Unpaid claims and claim adjustment expenses, net of reinsurance recoverable, increased by $302.5 million or 3% in 2000, $698.9 million or 8% in 1999 and $485.3 million or 6% in 1998. The increase in 1999 includes $605.8 million of net reserves assumed upon the acquisition of Executive Risk. The 1999 increase would have been $548.7 million greater except that loss reserves were reduced by payments in that amount during the year related to the settlement of asbestos-related claims against Fibreboard Corporation. Excluding the effect of the Executive Risk reserves assumed and the Fibreboard payments, unpaid claims and claim adjustment expenses, net of reinsurance recoverable, increased by $641.8 million or 7% in 1999. Reserve growth has occurred each year in those liability classes that are characterized by delayed loss reporting and extended periods of settlement. These coverages represent a significant portion of the Group's business. The Group continues to emphasize early and accurate reserving, inventory management of claims and suits, and control of the dollar value of settlements. The number of outstanding claims at year-end 2000 was approximately 9% lower than the number at year-end 1999, which was in turn flat compared with year-end 1998.

     The uncertainties relating to unpaid claims, particularly for asbestos and toxic waste claims on insurance policies written many years ago, are discussed in Item 7 of this report on pages 19 through 22.

     The following table provides a reconciliation of the beginning and ending liability for unpaid claims and claim adjustment expenses, net of reinsurance recoverable, related to asbestos and toxic waste claims for the years ended December 31, 2000, 1999 and 1998. Reinsurance recoveries related to such claims are not significant.

                                                                 YEARS ENDED DECEMBER 31
                                                              -----------------------------
                                                               2000      1999        1998
                                                               ----      ----      --------
                                                                      (IN MILLIONS)
Net liability, beginning of year............................  $524.5   $1,075.7(a) $1,092.4(a)
Net incurred claims and claim adjustment expenses...........    31.0       46.8        67.8
Net payments for claims.....................................   105.3      598.0(a)     84.5
                                                              ------   --------    --------
Net liability, end of year..................................  $450.2   $  524.5    $1,075.7(a)
                                                              ======   ========    ========

---------------
(a) Includes $548.7 million related to Fibreboard.

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

     There were approximately 1,100 asbestos claims outstanding at December 31, 2000 compared with 1,600 asbestos claims outstanding at December 31, 1999 and 2,000 asbestos claims outstanding at December 31, 1998. In 2000, approximately 200 claims were opened and 700 claims were closed. In 1999, approximately 200 claims were opened and 600 claims were closed. In 1998, approximately 500 claims were opened and 2,200 claims were closed, including claims "closed" to adjust the data base to the methodology implemented in 1998. Indemnity payments per claim have varied over time due primarily to variations in insureds, policy terms and types of claims. Management cannot predict whether indemnity payments per claim will increase, decrease or remain the same.

     There were approximately 650 toxic waste claims outstanding at December 31, 2000 compared with 600 toxic waste claims outstanding at December 31, 1999 and 650 toxic waste claims outstanding at December 31, 1998. Approximately 500 claims were opened in 2000, 300 claims were opened in 1999 and 250 claims were opened in 1998. There were approximately 450 claims closed in 2000, 350 claims closed in 1999 and 400 claims closed in 1998. Generally, a toxic waste claim is established for each lawsuit, or alleged equivalent, against an insured where potential liability has been determined to exist under a policy issued by a member of the Group. Because indemnity payments to date for toxic waste claims have not been significant in the aggregate and have varied from claim to claim, management cannot determine whether past claims experience will prove to be representative of future claims experience.

     The table on page 9 presents the subsequent development of the estimated year-end liability for unpaid claims and claim adjustment expenses, net of reinsurance recoverable, for the ten years prior to 2000. The amounts in the table for the years ended December 31, 1990 through 1998 do not include Executive Risk's unpaid claims and claim adjustment expenses. The top line of the table shows the estimated liability for unpaid claims and claim adjustment expenses recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and loss adjustment expenses for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Group.

     The upper section of the table shows the reestimated amount of the previously recorded net liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims for each individual year. The increase or decrease is reflected in the current year's operating results. The "cumulative deficiency (redundancy)" as shown in the table represents the aggregate change in the reserve estimates from the original balance sheet dates through December 31, 2000. The amounts noted are cumulative in nature; that is, an increase in a loss estimate that related to a prior period occurrence generates a deficiency in each intermediate year. For example, a deficiency recognized in 2000 relating to losses incurred prior to December 31, 1990 would be included in the cumulative deficiency amount for each year in the period 1990 through 1999. Yet, the deficiency would be reflected in operating results only in 2000. The effect of changes in estimates of the liabilities for claims occurring in prior years on income before income taxes in each of the past three years is shown in the reconciliation table on page 6.

     In each of the years 1990 through 1999, there was favorable development for certain liability classes as the result of favorable loss experience. In each of these years, this favorable development was offset, in varying degrees, by unfavorable development related to asbestos and toxic waste claims. The years 1990 through 1992 in particular reflect the effects of the $675 million increase in loss reserves related to the Fibreboard settlement. The cumulative net deficiencies experienced relating to asbestos and toxic waste claims were also, to varying degrees, the result of: (1) an increase in the actual number of claims filed; (2) an increase in the number of unasserted claims estimated; (3) an increase in the severity of actual and unasserted claims; and (4) an increase in litigation costs associated with such claims.

     Conditions and trends that have affected development of the liability for unpaid claims and claim adjustment expenses in the past will not necessarily recur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on the data in this table.

     The middle section of the table on page 9 shows the cumulative amount paid with respect to the reestimated liability as of the end of each succeeding year. For example, in the 1990 column, as of December 31, 2000 the Group had paid $4,188.0 million of the currently estimated $5,036.9 million of claims and claim adjustment expenses that were unpaid at the end of 1990; thus, an estimated $848.9 million of losses incurred through 1990 remain unpaid as of December 31, 2000, approximately half of which relates to asbestos and toxic waste claims.

     The lower section of the table on page 9 shows the gross liability, reinsurance recoverable and net liability recorded at each year-end beginning with 1992 and the reestimation of these amounts as of December 31, 2000. Amounts for years prior to the implementation of Statement of Financial Accounting Standards No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts, have not been presented.

           ANALYSIS OF CLAIM AND CLAIM ADJUSTMENT EXPENSE DEVELOPMENT

                                                                             DECEMBER 31
                                       ---------------------------------------------------------------------------------------
             YEAR ENDED                  1990       1991       1992       1993       1994       1995       1996        1997
             ----------                  ----       ----       ----       ----       ----       ----       ----        ----
                                                                            (IN MILLIONS)
Net Liability for Unpaid Claims and
 Claim Adjustment Expenses...........  $4,301.1   $4,743.9   $5,267.6   $6,450.0   $6,932.9   $7,614.5   $ 7,755.9   $ 8,564.6

Net Liability Reestimated as of:
 One year later......................   4,272.3    4,716.3    5,932.4    6,420.3    6,897.1    7,571.7     7,690.6     8,346.2
 Two years later.....................   4,244.7    5,368.5    5,904.1    6,363.1    6,874.5    7,520.9     7,419.6     7,899.8
 Three years later...................   4,933.0    5,336.5    5,843.5    6,380.4    6,829.8    7,256.8     6,986.2     7,564.8
 Four years later....................   4,941.7    5,302.6    5,894.6    6,338.1    6,605.4    6,901.5     6,719.4
 Five years later....................   4,969.5    5,389.5    5,863.3    6,150.1    6,352.2    6,692.1
 Six years later.....................   5,079.3    5,375.3    5,738.4    5,904.9    6,191.4
 Seven years later...................   5,094.2    5,303.9    5,582.1    5,751.4
 Eight years later...................   5,058.8    5,203.3    5,500.4
 Nine years later....................   5,002.6    5,169.0
 Ten years later.....................   5,036.9

Cumulative Net Deficiency
 (Redundancy)........................     735.8      425.1      232.8     (698.6)    (741.5)    (922.4)   (1,036.5)     (999.8)

Cumulative Net Deficiency Related to
 Asbestos and Toxic Waste Claims.....   1,901.9    1,654.1    1,494.2      718.5      603.3      421.5       270.8       145.6

Cumulative Amount of
 Net Liability Paid as of:
 One year later......................     919.1      931.2    1,039.9    1,272.0    1,250.7    1,889.4     1,418.3     1,797.7
 Two years later.....................   1,407.2    1,479.9    1,858.5    1,985.7    2,550.7    2,678.2     2,488.2     3,444.2
 Three years later...................   1,808.7    2,083.0    2,332.3    3,015.8    3,073.7    3,438.8     3,757.0     4,160.6
 Four years later....................   2,292.0    2,386.9    3,181.4    3,264.5    3,589.8    4,457.6     4,194.8
 Five years later....................   2,490.2    3,125.8    3,323.0    3,624.2    4,444.4    4,755.4
 Six years later.....................   3,174.7    3,200.4    3,603.5    4,367.9    4,683.3
 Seven years later...................   3,200.4    3,412.7    4,307.7    4,545.5
 Eight years later...................   3,380.5    4.095.5    4,468.3
 Nine years later....................   4,040.1    4,248.7
 Ten years later.....................   4,188.0

Gross Liability, End of Year.........                        $7,220.9   $8,235.4   $8,913.2   $9,588.2   $ 9,523.7   $ 9,772.5
Reinsurance Recoverable, End of
 Year................................                         1,953.3    1,785.4    1,980.3    1,973.7     1,767.8     1,207.9
                                                             --------   --------   --------   --------   ---------   ---------
Net Liability, End of Year...........                        $5,267.6   $6,450.0   $6,932.9   $7,614.5   $ 7,755.9   $ 8,564.6
                                                             ========   ========   ========   ========   =========   =========

Reestimated Gross Liability..........                        $7,504.0   $7,720.3   $8,316.4   $8,720.0   $ 8,467.1   $ 8,745.3
Reestimated Reinsurance
 Recoverable.........................                         2,003.6    1,968.9    2,125.0    2,027.9     1,747.7     1,180.5
                                                             --------   --------   --------   --------   ---------   ---------
Reestimated Net Liability............                        $5,500.4   $5,751.4   $6,191.4   $6,692.1   $ 6,719.4   $ 7,564.8
                                                             ========   ========   ========   ========   =========   =========

Cumulative Gross Deficiency
 (Redundancy)........................                        $  283.1   $ (515.1)  $ (596.8)  $ (868.2)  $(1,056.6)  $(1,027.2)
                                                             ========   ========   ========   ========   =========   =========

                                                  DECEMBER 31
                                       ---------------------------------
             YEAR ENDED                  1998        1999        2000
             ----------                  ----        ----        ----
                                                 (IN MILLIONS)
Net Liability for Unpaid Claims and
 Claim Adjustment Expenses...........  $ 9,049.9   $ 9,748.8   $10,051.3
Net Liability Reestimated as of:
 One year later......................    8,854.8     9,518.8
 Two years later.....................    8,516.5
 Three years later...................
 Four years later....................
 Five years later....................
 Six years later.....................
 Seven years later...................
 Eight years later...................
 Nine years later....................
 Ten years later.....................
Cumulative Net Deficiency
 (Redundancy)........................     (533.4)     (230.0)
Cumulative Net Deficiency Related to
 Asbestos and Toxic Waste Claims.....       77.8        31.0
Cumulative Amount of
 Net Liability Paid as of:
 One year later......................    2,520.1     2,482.7
 Two years later.....................    3,707.8
 Three years later...................
 Four years later....................
 Five years later....................
 Six years later.....................
 Seven years later...................
 Eight years later...................
 Nine years later....................
 Ten years later.....................
Gross Liability, End of Year.........  $10,356.5   $11,434.7   $11,904.6
Reinsurance Recoverable, End of
 Year................................    1,306.6     1,685.9     1,853.3
                                       ---------   ---------   ---------
Net Liability, End of Year...........  $ 9,049.9   $ 9,748.8   $10,051.3
                                       =========   =========   =========
Reestimated Gross Liability..........  $ 9,825.7   $11,354.1
Reestimated Reinsurance
 Recoverable.........................    1,309.2     1,835.3
                                       ---------   ---------
Reestimated Net Liability............  $ 8,516.5   $ 9,518.8
                                       =========   =========
Cumulative Gross Deficiency
 (Redundancy)........................  $  (530.8)  $   (80.6)
                                       =========   =========

---------------

The amounts for the years 1990 through 1998 do not include Executive Risk's unpaid claims and claim adjustment expenses.

The cumulative deficiencies for the years 1990 through 1992 include the effect of the $675 million increase in claims and claim adjustment expenses related to the Fibreboard settlement.

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

                                                                   DECEMBER 31
                                                              ---------------------
                                                                2000         1999
                                                                ----         ----
                                                                  (IN MILLIONS)
Net liability reported on a statutory basis--U.S.
  subsidiaries..............................................  $ 9,181.5    $9,032.6
Additions (reductions):
  Unpaid claims and claim adjustment expenses of foreign
     subsidiaries...........................................      871.4       720.5
  Other reserve differences.................................       (1.6)       (4.3)
                                                              ---------    --------
Net liability reported on a GAAP basis......................  $10,051.3    $9,748.8
                                                              =========    ========

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

     In 2000, the Group invested new cash primarily in mortgage-backed securities. In 1999, the Group invested new cash primarily in tax-exempt bonds and corporate bonds. In 1998, the Group invested new cash primarily in tax-exempt bonds and, to a lesser extent, equity securities. In each year, the Group tried to achieve the appropriate mix in its portfolio to balance both investment and tax strategies. At December 31, 2000, 67% of the Group's fixed maturity portfolio was invested in tax-exempt bonds compared with 70% at December 31, 1999 and 71% at December 31, 1998.

     The investment results of the Group for each of the past three years are shown in the following table.

                                    AVERAGE                      PERCENT EARNED
                                   INVESTED     INVESTMENT   ----------------------
                                   ASSETS(A)    INCOME(B)    BEFORE TAX   AFTER TAX
YEAR                               ---------    ----------   ----------   ---------
                                        (IN MILLIONS)
1998.............................  $12,795.7      $748.9        5.85%       4.96%
1999.............................   14,208.0       821.0        5.78        4.87
2000.............................   15,223.9       879.2        5.78        4.83

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

     The Real Estate Group owns approximately $325 million of land, which is expected to be developed in the future, and approximately $190 million of commercial properties and land parcels under lease. The Real Estate Group is continuing to explore the sale of certain of its remaining properties. Additional information related to the Corporation's real estate operations is included in Item 7 of this report on page 23.

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

     The National Association of Insurance Commissioners has a risk-based capital requirement for property and casualty insurance companies. The risk-based capital formula is used by state regulatory authorities to identify insurance companies which may be undercapitalized and which merit further regulatory attention. The formula prescribes a series of risk measurements to determine a minimum capital amount for an insurance company, based on the profile of the individual company. The ratio of a company's actual policyholders' surplus to its minimum capital requirement will determine whether any state regulatory action is required. At December 31, 2000, each member of the Group had more than sufficient capital to meet the risk-based capital requirement.

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

     There are approximately 3,000 property and casualty insurance companies in the United States operating independently or in groups and no single company or group is dominant. According to A.M. Best, the Group is the 13th largest United States property and casualty insurance group based on 1999 net premiums written. The relatively large size and underwriting capacity of the Group provide opportunities not available to smaller companies.

     The property and casualty marketplace, particularly the standard commercial lines, which include multiple peril, casualty and workers' compensation, experienced severe price competition from the late 1980s through most of the 1990s. As a result, price levels throughout the industry for many of these coverages fell to inadequate levels. In late 1998, the Group put in place a strategy to increase the pricing in the standard commercial lines and to not renew underperforming accounts where it could not attain price adequacy. The Group's prices for standard commercial coverages have increased steadily and such increases accelerated in 2000. Many of the Group's competitors have also insisted on higher prices since the latter part of 1999. Pricing in the specialty commercial lines and personal lines remains competitive. The Group continues to work closely with its customers and to reinforce with them the stability, expertise and added value the Group provides.

     In all states, insurers authorized to transact certain classes of property and casualty insurance are required to become members of an insolvency fund. In the event of the insolvency of a licensed insurer writing a class of insurance covered by the fund in the state, members are assessed to pay certain claims against the insolvent insurer. Generally, fund assessments are proportionately based on the members' written premiums for the classes of insurance written by the insolvent insurer. In certain states, a portion of these assessments is recovered through premium tax offsets and policyholder surcharges. In 2000, assessments to the members of the Group amounted to approximately $8 million. The amount of future assessments cannot be reasonably estimated.

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

     Although the federal government and its regulatory agencies generally do not directly regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways. Current and proposed federal measures which may significantly affect the insurance business include natural disaster reinsurance, hazardous waste removal and liability measures, tort reform, containment of medical costs, automobile safety, ergonomics, patients' rights, privacy, e-commerce, international trade, financial services deregulation and the taxation of insurance companies.

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

     Legislative and judicial developments pertaining to asbestos and toxic waste exposures are discussed in Item 7 of this report on pages 19 through 22.

ITEM 2.  PROPERTIES

     The executive offices of the Corporation and the administrative offices of the Property and Casualty Insurance Group are in Warren, New Jersey. The Property and Casualty Insurance Group maintains zone administrative and branch offices in major cities throughout the United States and also has offices in Canada, Europe, Australia, the Far East and Latin America. Office facilities are leased with the exception of buildings in Branchburg, New Jersey and Simsbury, Connecticut. Management considers its office facilities suitable and adequate for the current level of operations. See Note (14) of the notes to consolidated financial statements incorporated by reference from the Corporation's 2000 Annual Report to Shareholders.

ITEM 3.  LEGAL PROCEEDINGS

     As previously reported, a purported class action complaint was filed in the United States District Court for the District of New Jersey on August 31, 2000 by the California Public Employees' Retirement System. The complaint alleges that the Corporation and three of its current officers, Dean R. O'Hare, David B. Kelso and Henry B. Schram, and Executive Risk Inc. and three of its former officers, Stephen J. Sills, Robert H. Kullas and Robert V. Deutsch, are liable for certain misrepresentations and omissions regarding, among other matters, disclosures made between April 27, 1999 and October 15, 1999 relating to the improved pricing in the Corporation's standard commercial insurance business and relating to the offer of the Corporation's securities to, and solicitation of votes from, the former shareholders of Executive Risk Inc. in connection with the Corporation's acquisition of Executive Risk Inc. The Corporation is defending the action vigorously.

     The Corporation and its subsidiaries are also defendants in various lawsuits arising out of their businesses. It is the opinion of management that the final outcome of these matters will not materially affect the consolidated financial position of the registrant.

     Information regarding certain litigation to which property and casualty insurance subsidiaries of the Corporation are a party is included in Item 7 of this report on pages 19 through 22.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the shareholders during the last quarter of the year ended December 31, 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                        YEAR OF
                                                             AGE(A)   ELECTION(B)
                                                             ------   -----------
Dean R. O'Hare, Chairman of the Corporation.................   58        1972
Joanne L. Bober, Senior Vice President and General Counsel
  of the Corporation........................................   48        1999
John J. Degnan, President of the Corporation................   56        1994
Gail E. Devlin, Senior Vice President of the Corporation....   62        1981
George R. Fay, Executive Vice President of Chubb & Son, a
  division of Federal.......................................   52        1999
David S. Fowler, Senior Vice President of the Corporation...   55        1989
Henry G. Gulick, Vice President and Secretary of the
  Corporation...............................................   57        1975
Weston M. Hicks, Senior Vice President of the Corporation...   44        2001
Ralph E. Jones, III, Executive Vice President of Chubb &
  Son, a division of Federal................................   45        1999
David B. Kelso, Executive Vice President of the
  Corporation...............................................   48        1996
Charles M. Luchs, Executive Vice President of Chubb & Son, a
  division of Federal.......................................   61        1996
Andrew A. McElwee, Jr., Senior Vice President of the
  Corporation...............................................   46        1997
Glenn A. Montgomery, Senior Vice President of the
  Corporation...............................................   48        1997
Thomas F. Motamed, Executive Vice President of the
  Corporation...............................................   52        1997
Michael J. O'Neill, Jr., Senior Vice President and Counsel
  of the Corporation........................................   52        1999
Michael O'Reilly, Executive Vice President of the
  Corporation...............................................   57        1976
Henry B. Schram, Senior Vice President of the Corporation...   54        1985
Stephen J. Sills, Executive Vice President of the
  Corporation...............................................   52        1999

---------------

     (a) Ages listed above are as of April 24, 2001.

     (b) Date indicates year first elected or designated as an executive officer.

     All of the foregoing officers serve at the pleasure of the Board of Directors of the Corporation or listed subsidiary and have been employees of the Corporation or a subsidiary of the Corporation for more than five years except for Ms. Bober and Messrs. Hicks, Jones, Kelso and Sills.

     Prior to joining the Corporation in 1999, Ms. Bober was Senior Vice President, General Counsel and Secretary of General Signal Corporation since 1997. Previously, she was a partner in the law firm of Jones, Day, Reavis & Pogue.

     Before joining Chubb in 2001, Mr. Hicks was a Managing Director of J.P. Morgan where he was responsible for its equity research coverage of the property and casualty insurance industry. Previously, Mr. Hicks was a Senior Research Analyst with Sanford Bernstein & Co., Inc.

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

                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     Incorporated by reference from the Corporation's 2000 Annual Report to Shareholders, page 65.

ITEM 6.  SELECTED FINANCIAL DATA

     Selected financial data for the five years ended December 31, 2000 are incorporated by reference from the Corporation's 2000 Annual Report to Shareholders, pages 38 through 41.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion presents our past results and our expectations for the near term future. The supplementary financial information and the consolidated financial statements and related notes, all of which are integral parts of the following analysis of our results and our financial position, are incorporated by reference from the Corporation's 2000 Annual Report to Shareholders, pages 19, 20 and 42 through 63.

     Certain statements in this document, as well as certain statements incorporated by reference herein, may be considered to be "forward looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995, such as statements that include the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions. Such statements are subject to certain risks and uncertainties. The factors which could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Corporation's public filings with the Securities and Exchange Commission and specifically to: risks or uncertainties associated with the Corporation's expectations with respect to its market risk evaluations or with respect to announced real estate plans or rate increases and investment income or cash flow projections and, more generally, to: general economic conditions including changes in interest rates and the performance of the financial markets, changes in domestic and foreign laws, regulations and taxes, changes in competition and pricing environments, regional or general changes in asset valuations, the occurrence of significant natural disasters, the inability to reinsure certain risks economically, the adequacy of loss reserves, as well as general market conditions, competition, pricing and restructurings. Any forward-looking statements set forth in this document speak only as of the initial Securities and Exchange Commission filing date hereof.

     Operating income, which excludes realized investment gains and losses, was $681 million in 2000 compared with $565 million in 1999 and $615 million in 1998. Operating income in 1998 reflects a first quarter restructuring charge of $26 million after taxes related to the implementation of a cost control initiative.

     Net income, which includes realized investment gains and losses, was $715 million in 2000 compared with $621 million in 1999 and $707 million in 1998.

ACQUISITION OF EXECUTIVE RISK INC.

     In July 1999, The Chubb Corporation (Corporation) completed its acquisition of Executive Risk Inc., a specialty insurance company offering directors and officers, errors and omissions and professional liability coverages.

     Executive Risk shareholders received 1.235 shares of the Corporation's common stock for each outstanding common share of Executive Risk. In addition, outstanding Executive Risk stock options were assumed and adjusted as options to purchase common stock of the Corporation. Approximately 14.3 million shares of common stock of the Corporation were issued to Executive Risk shareholders and an additional 1.8 million shares of common stock of the Corporation were reserved for issuance upon exercise of the assumed Executive Risk stock options.

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

PROPERTY AND CASUALTY INSURANCE

     Property and casualty income before taxes was $803 million in 2000 compared with $626 million in 1999 and $685 million in 1998. The higher earnings in 2000 were due primarily to an improvement in underwriting results, caused in large part by substantially lower catastrophe losses compared with the prior year. The decrease in earnings in 1999 was due to deterioration in underwriting results caused in large part by the effect of inadequate prices resulting from the prolonged soft market on our standard commercial results, which include multiple peril, casualty and workers' compensation, and, to a lesser extent, higher catastrophe losses compared with 1998. Investment income increased in both 2000 and 1999 compared with the respective prior years.

     Catastrophe losses were $72 million in 2000, $225 million in 1999 and $173 million in 1998. The 1998 amount was net of reinsurance recoveries of approximately $130 million related to Hurricane Georges. We did not have any recoveries from our catastrophe reinsurance program during 2000 or 1999 since there were no individual catastrophes for which our losses exceeded the initial retention. Our initial retention level for each catastrophic event is approximately $100 million in the United States and generally $25 million outside the United States.

     Reported net premiums written amounted to $6.3 billion in 2000, an increase of 11% compared with 1999. Reported net premiums written increased 4% in 1999 compared with 1998. Premium growth in 2000 and 1999 was affected by the inclusion of Executive Risk written premiums since the date of acquisition. Excluding the effect of the acquisition of Executive Risk, premium growth was 8% in 2000 and 1% in 1999.

     Personal coverages accounted for $1.7 billion or 27% of 2000 net premiums written, standard commercial coverages for $1.8 billion or 28% and specialty commercial coverages for $2.8 billion or 45%.

     Premium growth in personal lines was strong in both 2000 and 1999. In commercial lines, competition in the worldwide marketplace has made profitable premium growth difficult. However, our strategy, begun in late 1998, to increase the pricing in the standard commercial classes and to not renew underperforming accounts where we could not attain price adequacy has shown increasing success throughout 1999 and 2000. Further, many of our competitors have also insisted on higher prices since the latter part of 1999. As a result, the pricing outlook in the standard commercial classes continues to be favorable.

     Substantial premium growth was achieved in 2000 and 1999 outside the United States, particularly in Europe, our largest foreign market. Non-U.S. premiums grew 16% and 12% in 2000 and 1999, respectively, in original currency. However, due to the strength of the U.S. dollar, particularly in 2000, reported non-U.S. premiums increased by only 9% in 2000 and 10% in 1999.

     Underwriting results were near breakeven in 2000 compared with unprofitable results in 1999 and near breakeven results in 1998. The combined loss and expense ratio, the common measure of underwriting profitability, was 100.4% in 2000 compared with 102.8% in 1999 and 99.8% in 1998.

     The loss ratio was 67.5% in 2000 compared with 70.3% in 1999 and 66.3% in 1998. Losses from catastrophes represented 1.2 percentage points of the loss ratio in 2000 compared with 4.0 percentage points in 1999 and 3.3 percentage points in 1998. Catastrophe losses affecting results in 2000 and 1999 resulted primarily from weather-related events in the United States, including in particular Hurricane Floyd in the third quarter of 1999. The 1998 catastrophe losses resulted primarily from the winter ice storms in Canada in the first quarter, the wind and hail storms in the United States in the second quarter and Hurricane Georges in Puerto Rico in the third quarter.

     Our expense ratio was 32.9% in 2000 compared with 32.5% in 1999 and 33.5% in 1998. The increase in the expense ratio in 2000 was due to overhead expenses growing at a somewhat higher rate than written premiums. The lower expense ratio in 1999 compared with the prior year was due to salary and overhead expenses decreasing due to a cost control initiative discussed below and a change in accounting that has resulted in the capitalization of certain costs incurred to develop computer software for internal use that were previously expensed.

     During 1998, we implemented an activity value analysis process that identified and eliminated low-value activities and improved operational efficiency while redirecting resources to activities having the greatest potential to contribute to the Corporation's results. The cost control initiative resulted in job reductions through a combination of early retirements, terminations and attrition. Other savings resulted from improved vendor management and lower consulting expenses and other operating costs. In the first quarter of 1998, we recorded a restructuring charge of $40 million related to the implementation of the initiative. The majority of the charge consisted of accruals for providing enhanced pension benefits and postretirement medical benefits to employees who accepted an early retirement incentive offer. The liabilities related to these enhanced benefits have been included in the pension and postretirement medical benefits liabilities and are being reduced as benefit payments are made over time. All of the other restructuring costs have been paid. The initiative was completed with no significant differences from the original estimates of the restructuring costs.

PERSONAL INSURANCE

     Our personal insurance business continued to produce exceptionally strong results in 2000, measured by both growth and profitability.

     Net premiums from personal insurance increased 13% in 2000 compared with a 12% increase in 1999. We continued to grow our personal lines business with the in-force policy count for all coverages increasing significantly. For most coverages, such growth exceeded 10% each year. Growth has been achieved while maintaining our disciplined approach to pricing and risk selection.

     Personal lines premiums outside the United States grew significantly in 2000 and 1999, although from a small base. Much of this growth was in Europe where rates are inadequate. Remedial actions are under way to improve the profitability of this business.

     Our personal insurance business produced substantial underwriting profits in each of the past three years. The combined loss and expense ratio was 92.9% in 2000 compared with 89.9% in 1999 and 85.6% in 1998.

     Homeowners results were near breakeven in 2000 compared with profitable results in 1999 as a decrease in catastrophe losses was more than offset by an unusually high number of large non-catastrophe losses in 2000, particularly in the first half of the year. Homeowners results in 1999 were less profitable than in 1998 due to an increase in both catastrophe losses and non-catastrophe losses. Results in 1999 were also adversely affected by two large losses aggregating $15 million, net of reinsurance. Catastrophe losses represented 7.3 percentage points of the loss ratio for this class in 2000 compared with 11.8 percentage points in 1999 and 8.5 percentage points in 1998. Homeowners results were unprofitable in Europe in each of the past three years as rates are inadequate and we are still building the critical mass necessary to absorb the costs of operating that franchise.

     Our personal automobile business produced substantial profits in each of the last three years. However, results in 2000 were less profitable due to an increase in the frequency of losses in the liability component of this business. Results in each year benefited from stable loss severity.

     Other personal coverages, which include insurance for personal valuables and excess liability, were highly profitable in each of the past three years, as favorable loss experience has continued.

STANDARD COMMERCIAL INSURANCE

     Net premiums from standard commercial insurance decreased 3% in 2000 compared with an 8% decrease in 1999. The decrease in premiums in both years was the result of the strategy we put in place in late 1998 to renew good business at adequate prices and not renew underperforming business where we cannot attain price adequacy. As a result, retention levels declined during 1999 and 2000. On the business that has renewed, however, rates have increased steadily and such increases accelerated in 2000. The market remains firm and shows no signs of weakening.

     Our standard commercial insurance business produced substantial underwriting losses in each of the past three years, but showed improvement in 2000. The improvement was due primarily to fewer large losses as well as the progress made on our initiative to increase prices while not renewing unprofitable accounts. The combined loss and expense ratio was 114.0% in 2000 compared with 123.6% in 1999 and 118.0% in 1998.

     Rates are still inadequate. Underpriced business will continue to put pressure on standard commercial underwriting results in 2001. We will continue to push for higher rates in 2001.

     Multiple peril results were unprofitable in each of the past three years due, in large part, to inadequate prices. However, such results showed significant improvement in 2000. The improvement occurred in both the property and liability components of this business due to a lower frequency of large losses in both the United States and overseas. Results in the property component also benefited from an absence of catastrophe losses. Results had deteriorated in 1999 compared with the prior year due to an increase in the severity of liability losses as well as several large property losses overseas. There were virtually no catastrophe losses for this class in 2000. Catastrophe losses represented 9.6 percentage points of the loss ratio in 1999 and 8.6 percentage points in 1998.

     Results for our casualty business were unprofitable in each of the past three years. Results in 2000 were similar to those in 1999, as improvement in the primary liability component was offset by further deterioration in the automobile component. In 1999, casualty results had deteriorated, primarily in these two components. Casualty results in each of the past three years were adversely affected by incurred losses relating to asbestos and toxic waste claims. The excess liability component of our casualty coverages was modestly unprofitable in 2000 and 1999 compared with the near breakeven results in 1998 due to increases in the severity of the large losses that are prevalent in this class as well as declining prices over the past several years. Excess liability results in each of the past three years benefited from favorable development of prior year loss reserves. Results for the primary liability component were unprofitable in each of the past three years, but more so in 1999 due to a higher frequency of large losses. Primary and excess liability results outside the United States deteriorated in 2000. Results in the automobile component were increasingly unprofitable over the past three years due in large part to inadequate prices, a consequence of the prolonged soft market, and an increased frequency of losses. Results in 2000 were also adversely affected by uninsured motorist claims in Ohio, the result of a state supreme court decision that the uninsured and underinsured motorists coverages of commercial automobile insurance policies also cover employees and their family members even when they are driving their personal cars for non-business purposes.

     Workers' compensation results were near breakeven in 2000 compared with results that were similarly unprofitable in 1999 and 1998. The improvement in 2000 was due to higher rates as well as a lower frequency of losses, resulting in part from our disciplined risk selection during the past two years.

SPECIALTY COMMERCIAL INSURANCE

     Reported net premiums from specialty commercial insurance increased by 21% in 2000 compared with a 9% increase in 1999. Excluding the effect of the acquisition of Executive Risk, premium growth was about 14% in 2000 and 4% in 1999.

     Our strategy of working closely with our customers and our ability to bring new products to market and differentiate such products continue to enable us to renew a large percentage of our executive protection and financial institutions business. Excluding the effect of the Executive Risk acquisition, executive protection and financial institutions premiums increased in 2000 by 10% and 24%, respectively, substantial improvements over the 1999 growth. However, a competitive market continues to put prices under pressure, particularly for our executive protection business. Growth in our financial institutions business was particularly strong in 2000 due to new business as well as rate increases on the standard commercial component of this business.

     Growth in property and marine premiums in 1999 and 2000 was restricted by the effect on retention levels of pricing initiatives and non-renewing certain unprofitable accounts. Growth in our other specialty commercial business was primarily from Chubb Re, our reinsurance business that began operations in 1999.

     Our specialty commercial underwriting results were highly profitable in each of the last three years. The combined loss and expense ratio was 95.9% in 2000 compared with 93.6% in 1999 and 91.5% in 1998.

     Property and marine results remained highly unprofitable over the past three years. The positive effect of the pricing initiative and the culling of unprofitable accounts was offset in 1999 by higher catastrophe losses and in 2000 by significantly higher losses overseas. Results in all three years were adversely affected by a high frequency of large property losses. Catastrophe losses for this class represented 1.7 percentage points of the loss ratio in 2000 compared with 10.2 percentage points in 1999 and 5.7 percentage points in 1998.

     Executive protection results were profitable in each of the past three years on business worldwide due to favorable development of prior year loss reserves, particularly in the directors and officers and fiduciary liability components. However, we have been seeing a narrowing of profit margins over the three most recent accident years from the levels we experienced before that. As a result, we have begun a rate initiative and we are analyzing our book of business. We are focusing in particular on our employment practices liability business, which has been unprofitable.

     Our financial institutions business was also profitable in each of the last three years due to favorable loss experience in the fidelity component of this business. The standard commercial business written on financial institutions produced breakeven results in 2000 compared with unprofitable results in 1999 and profitable results in 1998.

     Our other commercial classes produced unprofitable results in 2000 compared with profitable results in 1999 and near-breakeven results in 1998. Our surety business produced highly profitable results in each of the past three years. However, such results were less profitable in 2000 due primarily to one $15 million loss, net of reinsurance. Aviation results were highly unprofitable in each of the past three years.

LOSS RESERVES

     Loss reserves are our property and casualty subsidiaries' largest liability. At the end of 2000, gross loss reserves totaled $11.9 billion compared with $11.4 billion and $10.4 billion at year-end 1999 and 1998, respectively. Reinsurance recoverable on such loss reserves was $1.9 billion at year-end 2000 compared with $1.7 billion and $1.3 billion at the end of 1999 and 1998, respectively. The 2000 and 1999 gross loss reserves and reinsurance recoverable include amounts related to Executive Risk. Executive Risk has historically utilized reinsurance to a greater extent because its size limited the amount of risk it could retain.

     Loss reserves, net of reinsurance recoverable, increased by $302 million or 3% in 2000 compared with $699 million or 8% in 1999. The increase in 1999 included $606 million of net reserves assumed upon the acquisition of Executive Risk. The 1999 increase would have been $549 million greater except that loss reserves were reduced by payments in that amount during the year related to the settlement of asbestos-related claims against Fibreboard Corporation. Excluding the Executive Risk reserves assumed and the Fibreboard payments, loss reserves increased 7% in 1999. Reserve growth each year has occurred primarily in those liability classes that are characterized by delayed loss reporting and extended periods of settlement.

     During 2000, we experienced overall favorable development of $230 million on loss reserves established as of the previous year-end. This compares with favorable development of $206 million in 1999 and $218 million in 1998. Such redundancies were reflected in operating results in these respective years. Each of the past three years benefited from favorable claim experience for certain liability classes, offset in part by losses incurred relating to asbestos and toxic waste claims.

     The process of establishing loss reserves is a complex and imprecise science that reflects significant judgmental factors. This is true because claim settlements to be made in the future will be impacted by changing rates of inflation and other economic conditions, changing legislative, judicial and social environments and changes in our claim handling procedures. In many liability cases, significant periods of time, ranging up to several years or more, may elapse between the occurrence of an insured loss, the reporting of the loss and the settlement of the loss. In fact, more than 60% of our net loss reserves at December 31, 2000 were for incurred but not reported (IBNR) losses -- claims that had not yet been reported to us, some of which were not yet known to the insured, and future development on reported claims.

     Judicial decisions and legislative actions continue to broaden liability and policy definitions and to increase the severity of claim payments. As a result of this and other societal and economic developments, the uncertainties inherent in estimating ultimate claim costs on the basis of past experience continue to further complicate the already complex loss reserving process.

     The uncertainties relating to asbestos and toxic waste claims on insurance policies written many years ago are exacerbated by inconsistent court decisions and judicial and legislative interpretations of coverage that in some cases have tended to erode the clear and express intent of such policies and in others have expanded theories of liability. The industry as a whole is engaged in extensive litigation over these coverage and liability issues and is thus confronted with a continuing uncertainty in its efforts to quantify these exposures.

     Asbestos remains the most significant and difficult mass tort for the insurance industry in terms of claims volume and dollar exposure. In the past year, the continued flow of claims pushed about a half-dozen manufacturers and users of asbestos products into bankruptcy. To date, approximately 25 major companies have filed for bankruptcy as a result of asbestos liability. In part as a result of these bankruptcies, the volume and value of claims against viable asbestos defendants continue to increase.

     Our most significant individual asbestos exposures involve traditional defendants who manufactured, distributed or installed asbestos products for whom we wrote excess liability coverages. While these insureds are relatively few in number, such exposure has increased in recent years due to the increased volume of claims, the erosion of much of the underlying limits and the bankruptcies of target defendants.

     Our other asbestos exposures are mostly peripheral defendants, including a mix of manufacturers, distributors and installers of certain products that contain asbestos as well as premises owners. Generally, these insureds are named defendants on a regional rather than a nationwide basis. As the financial resources of traditional asbestos defendants have been depleted, plaintiffs are targeting these peripheral parties with greater frequency and, in many cases, for larger awards. In addition, the plaintiffs bar continues to solicit new claimants through extensive advertising and through asbestos medical screenings. Class actions are then initiated even though many of the claimants have not manifested evidence of serious injury. Thus, new asbestos claims and new exposures on existing claims have continued unabated despite the fact that practically all manufacturing and usage of asbestos ended nearly two decades ago. Based on published projections, we expect that we will continue receiving asbestos claims at the current rate for at least the next several years.

     The expanded focus of asbestos litigation beyond asbestos manufacturers and distributors to installers and premises owners has created in some instances conflicts among insureds, primary insurers and excess insurers, primarily involving questions regarding allocation of indemnity and expense costs and exhaustion of policy limits. These issues are generating costly coverage litigation with the potential for inconsistent results.

     A legislative solution to the asbestos claim litigation is being pursued by some insurers, including Chubb, and major corporate defendants. Any such solution would require the support of members of the plaintiffs bar. The new administration coupled with the rash of recent bankruptcies may create the best opportunity for such a legislative solution.

     Significant uncertainty remains as to our ultimate liability relating to asbestos related claims due to such factors as the long latency period between asbestos exposure and disease manifestation and the resulting potential for involvement of multiple policy periods for individual claims as well as the increase in the volume of claims by plaintiffs claiming exposure but with no symptoms of asbestos-related disease.

     Hazardous waste sites are another significant potential exposure. Under the federal "Superfund" law and similar state statutes, when potentially responsible parties (PRPs) fail to handle the clean-up at a site, regulators have the work done and then attempt to establish legal liability against the PRPs. Most PRPs named to date are parties who have been generators, transporters, past or present land owners or past or present site operators. The PRPs, with proper government authorization in many instances, disposed of toxic materials at a waste dump site or transported the materials to the site. Most sites have multiple PRPs. Insurance policies issued to PRPs were not intended to cover the clean-up costs of pollution and, in many cases, did not intend to cover the pollution itself. Pollution was not a recognized hazard at the time many of these policies were written. In more recent years, however, policies specifically exclude such exposures.

     As the costs of environmental clean-up have become substantial, PRPs and others have increasingly filed claims with their insurance carriers. Litigation against insurers extends to issues of liability, coverage and other policy provisions.

     There is great uncertainty involved in estimating our liabilities related to these claims. First, the liabilities of the claimants are extremely difficult to estimate. At any given site, the allocation of remediation costs among governmental authorities and the PRPs varies greatly depending on a variety of factors. Second, different courts have addressed liability and coverage issues regarding pollution claims and have reached inconsistent conclusions in their interpretation of several issues. These significant uncertainties are not likely to be resolved definitively in the near future.

     Uncertainties also remain as to the Superfund law itself. Superfund's taxing authority expired on December 31, 1995. It has not been re-enacted. Notwithstanding continued pressure by the insurance industry and other interested parties to achieve a legislative solution that would reform the liability provisions of the law, federal legislation appears to be at a standstill. It is currently not possible to predict the direction that any reforms may take, when they may occur or the effect that any changes may have on the insurance industry.

     Without federal movement on Superfund reform, the enforcement of Superfund liability is shifting to the states. States are being forced to reconsider state-level cleanup statutes and regulations. As individual states move forward, the potential for conflicting state regulation becomes greater. Significant uncertainty remains as to the cost of remediating the state sites. Because of the large number of state sites, such sites could prove even more costly in the aggregate than Superfund sites.

     Toxic waste losses appear to be developing as expected due to relatively stable claim trends. In many cases, claims are being settled for less than initially anticipated due to various factors, including more efficient site remediation efforts. However, litigation remains a serious problem.

     Litigation costs remain substantial, particularly for hazardous waste claims. Primary policies provide a limit on indemnity payments but many do not limit defense costs. This unlimited defense provided in the policies sometimes leads to the payment of defense costs substantially exceeding the indemnity exposure. A substantial portion of the funds we have expended to date has been for legal fees incurred in the prolonged litigation of coverage issues.

     Reserves for asbestos and toxic waste claims cannot be estimated with traditional loss reserving techniques that rely on historical accident year loss development factors. We have established case reserves and expense reserves for costs of related litigation where sufficient information has been developed to indicate the involvement of a specific insurance policy. In addition, IBNR reserves have been established to cover additional exposures on both known and unasserted claims. These reserves are continually reviewed and updated. Incurred losses relating to asbestos and toxic waste claims were $31 million in 2000, $47 million in 1999 and $68 million in 1998. Further increases in loss reserves in 2001 and future years are possible as legal and factual issues concerning these claims continue to be clarified. The amount cannot be reasonably estimated.

     Management believes that the aggregate loss reserves of the property and casualty subsidiaries at December 31, 2000 were adequate to cover claims for losses that had occurred, including both those known to us and those yet to be reported. In establishing such reserves, management considers facts currently known and the present state of the law and coverage litigation. However, given the expansion of coverage and liability by the courts and the legislatures in the past and the possibilities of similar interpretations in the future, particularly as they relate to asbestos and toxic waste claims, as well as some continuing uncertainty in determining what scientific standards will be deemed acceptable for measuring hazardous waste site clean-up, additional increases in loss reserves may emerge which would adversely affect results in future periods. The amount cannot reasonably be estimated at the present time.

CATASTROPHE EXPOSURE

     The Corporation's property and casualty subsidiaries have an exposure to insured losses caused by hurricanes, earthquakes, winter storms, windstorms and other catastrophic events. The frequency and severity of catastrophes are unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in an area affected by the event and the severity of the event. We continually assess our concentration of underwriting exposures in catastrophe prone areas globally and develop strategies to manage this exposure through individual risk selection, subject to regulatory constraints, and through the purchase of catastrophe reinsurance. In recent years, we have invested in modeling technologies and concentration management tools that allow us to better monitor and control catastrophe exposures. We also continue to explore and analyze credible scientific evidence, including the impact of global climate change, that may affect our potential exposure under insurance policies.

INVESTMENTS AND LIQUIDITY

     Investment income after taxes increased 6% in 2000 compared with 1999 and 9% in 1999 compared with 1998. The growth was due in part to an increase in invested assets, which reflected strong cash flow from operations over the period. Growth in both years was also due in part to the inclusion of Executive Risk investment income since the date of acquisition. Excluding the effect of the acquisition of Executive Risk, growth was about 3% in 2000 and 5% in 1999. The effective tax rate on our investment income was 16.4% in 2000 compared with 15.7% in 1999 and 15.3% in 1998. The effective tax rate fluctuates each year as a result of changes in the percentage of our portfolio invested in tax-exempt bonds.

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

     New cash available for investment by the property and casualty subsidiaries was approximately $560 million in 2000 compared with $940 million in 1999 and $860 million in 1998. New cash available in 2000 was lower than in 1999 and 1998 due primarily to higher paid losses in 2000 caused in large part by significantly higher payments on directors and officers liability and excess liability claims compared with previous years. New cash available in 1999 was not affected by the Fibreboard-related payments during the year since such payments were made from an escrow account that was funded in 1993.

     In 2000, we invested new cash primarily in mortgage-backed securities. In 1999, new cash was invested in tax-exempt bonds and corporate bonds. Also, during 1999, we reduced our equity securities portfolio by approximately $350 million with $145 million of the proceeds used to fund the purchase of a 28% interest in Hiscox plc, a U.K. personal and commercial specialty insurer. In 1998, new cash was invested primarily in tax-exempt bonds and, to a lesser extent, equity securities. In each year, we tried to achieve the appropriate mix in our portfolio to balance both investment and tax strategies.

     The property and casualty subsidiaries maintain sufficient investments in highly liquid, short-term securities at all times to provide for immediate cash needs, and the Corporation maintains bank credit facilities that are available to respond to unexpected cash demands.

CORPORATE AND OTHER

     Corporate and other includes investment income earned on corporate invested assets, interest expense and other expenses not allocable to the operating subsidiaries, and the results of our real estate and other non-insurance subsidiaries. Corporate and other produced a loss before taxes of $4 million in both 2000 and 1999 compared with income of $23 million in 1998. The losses in 2000 and 1999 were primarily due to increasingly higher interest expense each year, due to the inclusion of interest expense on the debt assumed in connection with the Executive Risk acquisition in July 1999. In 2000, corporate and other included income of $10 million from a noncompete payment related to the sale of the Corporation's 50% interest in Associated Aviation Underwriters, Inc. (AAU).

REAL ESTATE

     Real estate operations resulted in a loss before taxes of $4 million in each of the past three years, which amounts are included in the corporate and other results for those years. In each year, we sold selected commercial properties as well as residential properties. Real estate revenues were $75 million in 2000, $97 million in 1999 and $82 million in 1998.

     We own approximately $325 million of land which we expect will be developed in the future. In addition, we own approximately $190 million of commercial properties and land parcels under lease. We are continuing to explore the sale of certain of our remaining properties.

     Loans receivable, which amounted to $90 million at December 31, 2000, are primarily purchase money mortgages. Such loans, which were issued in connection with our joint venture activities and other property sales, are generally collateralized by buildings and, in some cases, land. We continually evaluate the ultimate collectibility of such loans and establish appropriate reserves.

     The recoverability of the carrying value of our real estate assets is assessed based on our ability to fully recover costs through a future revenue stream. The assumptions used reflect a continued improvement in demand for office space, an increase in rental rates and the ability and intent to obtain financing in order to hold and develop such remaining properties and protect our interests over the long term. Management believes that it has made adequate provisions for impairment of real estate assets. However, if the assets are not sold or developed as presently contemplated, it is possible that additional impairment losses may be recognized.

INVESTMENT GAINS AND LOSSES

     Net investment gains realized by the Corporation and its property and casualty subsidiaries were as follows:

                                                              2000   1999   1998
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Equity securities...........................................  $(1)   $63    $100
Fixed maturities............................................    8     24      42
Sale of AAU.................................................   45     --      --
                                                              ---    ---    ----
Realized investment gains before tax........................  $52    $87    $142
                                                              ===    ===    ====
Realized investment gains after tax.........................  $34    $56    $ 92
                                                              ===    ===    ====

     Decisions to sell securities are governed principally by considerations of investment opportunities and tax consequences. Thus, realized investment gains and losses may vary significantly from year to year.

     Sales of equity securities in 1999 and 1998 resulted in net realized investment gains due primarily to the significant appreciation in the United States equity markets. A primary reason for the sale of fixed maturities in each of the last three years has been to improve our after-tax portfolio return without sacrificing quality where market opportunities have existed to do so.

     Fixed maturity securities that the Corporation and its insurance subsidiaries have the ability and intent to hold to maturity are classified as held-to-maturity. The remaining fixed maturities, which may be sold prior to maturity to support our investment strategies, such as in response to changes in interest rates and the yield curve or to maximize after-tax returns, are classified as available-for-sale. Fixed maturities classified as held-to-maturity are carried at amortized cost while fixed maturities classified as available-for-sale are carried at market value. At December 31, 2000, 10% of the fixed maturity portfolio was classified as held-to-maturity compared with 12% at December 31, 1999 and 15% at December 31, 1998.

     The unrealized appreciation or depreciation of investments carried at market value, which includes equity securities and fixed maturities classified as available-for-sale, is reflected in a separate component of other comprehensive income, net of applicable deferred income tax.

     The unrealized market appreciation before tax of those fixed maturities carried at amortized cost was $69 million, $59 million and $138 million at December 31, 2000, 1999 and 1998, respectively. Such unrealized appreciation was not reflected in the consolidated financial statements.

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

     Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. Our primary exposure to market risks relates to our investment portfolio, which exposes the Corporation and its property and casualty subsidiaries to risks related to interest rates and, to a lesser extent, credit quality, prepayment, foreign currency exchange rates and equity prices. Analytical tools and monitoring systems are in place to assess each of these elements of market risk.

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

     The table below provides information about our fixed maturity investments, which are sensitive to changes in interest rates. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates at December 31, 2000 and 1999. The cash flows are based on the earlier of the call date or the maturity date or, for mortgage-backed securities, expected payment patterns. Actual cash flows could differ from the expected amounts.

                                FIXED MATURITIES
                    EXPECTED CASH FLOWS OF PRINCIPAL AMOUNTS

                                                                    AT DECEMBER 31, 2000
                                         ---------------------------------------------------------------------------
                                                                                                       TOTAL
                                                                                               ---------------------
                                                                                                           ESTIMATED
                                                                                      THERE-   AMORTIZED    MARKET
                                          2001     2002     2003     2004     2005    AFTER      COST        VALUE
                                          ----     ----     ----     ----     ----    ------   ---------   ---------
                                                                        (IN MILLIONS)
Tax-exempt.............................  $  662   $  620   $  586   $  921   $1,308   $5,453    $ 9,550     $ 9,945
  Average interest rate................     6.8%     6.1%     5.9%     5.8%     5.6%    5.3%         --          --
Taxable -- other than mortgage-backed
  securities...........................     281      336      390      377      550   1,619       3,553       3,584
  Average interest rate................     6.2%     6.4%     6.5%     6.7%     6.6%    6.2%         --          --
Mortgage-backed securities.............     286      367      281      192      126     862       2,114       2,104
  Average interest rate................     7.2%     7.3%     7.2%     7.2%     7.3%    7.4%         --          --
                                         ------   ------   ------   ------   ------   ------    -------     -------
Total..................................  $1,229   $1,323   $1,257   $1,490   $1,984   $7,934    $15,217     $15,633
                                         ======   ======   ======   ======   ======   ======    =======     =======
                                                                    AT DECEMBER 31, 1999
                                         ---------------------------------------------------------------------------
                                                                                                       TOTAL
                                                                                               ---------------------
                                                                                                           ESTIMATED
                                                                                      THERE-   AMORTIZED    MARKET
                                          2000     2001     2002     2003     2004    AFTER      COST        VALUE
                                          ----     ----     ----     ----     ----    ------   ---------   ---------
                                                                        (IN MILLIONS)
Tax-exempt.............................  $  475   $  585   $  680   $  549   $  931   $6,411    $ 9,631     $ 9,669
  Average interest rate................     6.7%     6.7%     6.1%     5.9%     5.8%    5.4%         --          --
Taxable -- other than mortgage-backed
  securities...........................      97      251      372      429      452   1,779       3,380       3,310
  Average interest rate................     6.6%     6.6%     6.6%     6.4%     6.5%    6.5%         --          --
Mortgage-backed securities.............     164      180      231      181      137     782       1,675       1,599
  Average interest rate................     6.7%     6.8%     6.9%     6.8%     6.8%    7.0%         --          --
                                         ------   ------   ------   ------   ------   ------    -------     -------
Total..................................  $  736   $1,016   $1,283   $1,159   $1,520   $8,972    $14,686     $14,578
                                         ======   ======   ======   ======   ======   ======    =======     =======

     The Corporation and its property and casualty subsidiaries have consistently invested in high quality marketable securities. As a result, we believe that we have minimal credit quality risk. Taxable bonds in our domestic portfolio comprise U.S. Treasury, government agency, mortgage-backed and corporate securities. Approximately 60% of taxable bonds are issued by the U.S. Treasury or U.S. government agencies or rated AA or better by Moody's or Standard and Poor's. Of the tax-exempt bonds, approximately 95% are rated AA or better with more than 60% rated AAA. Only 1% of our bond portfolio is below investment grade. Taxable bonds have an average maturity of six years while tax-exempt bonds mature on average in eight years.

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

     Mortgage-backed securities comprised 37% and 33% of our taxable bond portfolio at year-end 2000 and 1999, respectively. About 50% of our mortgage-backed securities holdings at December 31, 2000 related to residential mortgages consisting of government agency pass-through securities, government agency collateralized mortgage obligations (CMOs) and AAA rated non-agency CMOs backed by government agency collateral or single family home mortgages. The majority of the CMOs are actively traded in liquid markets and market value information is readily available from broker/dealers. An additional 25% of our mortgage-backed securities were call protected AAA rated commercial securities. The remaining mortgage-backed holdings were all in investment grade commercial mortgage-backed securities.

     Foreign currency risk is the sensitivity to foreign exchange rate fluctuations of the market value and investment income related to foreign currency denominated financial instruments. The functional currency of our foreign operations is generally the currency of the local operating environment since their business is primarily transacted in such local currency. We reduce the risks relating to currency fluctuations by maintaining investments in those foreign currencies in which our property and casualty subsidiaries have loss reserves and other liabilities. Such investments have characteristics similar to our liabilities in those currencies. At December 31, 2000, the property and casualty subsidiaries held foreign investments of $1.4 billion supporting their international operations. Such foreign investments have quality and maturity characteristics similar to our domestic portfolio. The principal currencies creating foreign exchange rate risk for the property and casualty subsidiaries are the Canadian dollar, the Euro and the British pound sterling. The table on page 27 provides information about those fixed maturity investments that are denominated in these currencies. The table presents cash flows of principal amounts in U.S. dollar equivalents by expected maturity dates at December 31, 2000 and 1999. Actual cash flows could differ from the expected amounts.

                 FOREIGN CURRENCY DENOMINATED FIXED MATURITIES
                    EXPECTED CASH FLOWS OF PRINCIPAL AMOUNTS

                                                                      AT DECEMBER 31, 2000
                                                -----------------------------------------------------------------
                                                                                                    TOTAL
                                                                                            ---------------------
                                                                                                        ESTIMATED
                                                                                   THERE-   AMORTIZED    MARKET
                                                2001   2002   2003   2004   2005   AFTER      COST        VALUE
                                                ----   ----   ----   ----   ----   ------   ---------   ---------
                                                                          (IN MILLIONS)
    Canadian dollar...........................  $23    $21    $29    $26    $31     $232      $362        $377
    Euro......................................    9     24     25     28     14      213       313         317
    British pound sterling....................   --     13     26     30     34      134       237         240

                                                                      AT DECEMBER 31, 1999
                                                -----------------------------------------------------------------
                                                                                                    TOTAL
                                                                                            ---------------------
                                                                                                        ESTIMATED
                                                                                   THERE-   AMORTIZED    MARKET
                                                2000   2001   2002   2003   2004   AFTER      COST        VALUE
                                                ----   ----   ----   ----   ----   ------   ---------   ---------
                                                                          (IN MILLIONS)
    Canadian dollar...........................  $19    $43    $50    $64    $58     $132      $366        $372
    Euro......................................   --     36     32     44     33      159       304         301
    British pound sterling....................   10     --     28     40     38      112       228         225

     Equity price risk is the potential loss arising from adverse changes in the value of equity securities. In general, equities have more year-to-year price variability than intermediate term high grade bonds. However, returns over longer time frames have been consistently higher. Our equity securities are high quality, diversified across industries and readily marketable. A hypothetical decrease of 10% in the market prices of the equity securities held at December 31, 2000 and 1999 would have resulted in a decrease of $83 million and $77 million, respectively, in the fair value of the equity securities portfolio.

     All of the above risks are monitored on an ongoing basis. A combination of in-house systems and proprietary models and externally licensed software are used to analyze individual securities as well as each portfolio. These tools provide the portfolio managers with information to assist them in the evaluation of the market risks of the portfolio.

     Interest rate risk also exists on our debt obligations. At December 31, 2000, the expected cash flow of principal amounts of such debt obligations were: a $10 million 7 1/2% term loan in 2001, $100 million of 6 7/8% notes in 2003, $300 million of 6.15% notes in 2005 and $342 million after 2005 with a weighted average interest rate of 7.7%.

CAPITAL RESOURCES

     In March 1997, the Board of Directors authorized the repurchase of up to 17,500,000 shares of common stock. In July 1998, the Board of Directors authorized the repurchase of up to an additional 12,500,000 shares. Through December 31, 2000, the Corporation had repurchased 24,375,000 shares under the 1997 and 1998 authorizations. As of December 31, 2000, 5,625,000 shares remained under the current share repurchase authorizations. The Corporation repurchased 3,783,400 shares in open-market transactions in 2000 at a cost of $242 million, 2,596,700 shares in 1999 at a cost of $145 million and 8,203,000 shares in 1998 at a cost of $609 million.

     The Corporation filed a shelf registration statement which the Securities and Exchange Commission declared effective in September 1998, under which up to $600 million of various types of securities may be issued by the Corporation or Chubb Capital Corporation, a wholly owned subsidiary. No securities have been issued under this registration statement.

     The Corporation has outstanding $300 million of unsecured 6.15% notes due in 2005 and $100 million of unsecured 6.60% debentures due in 2018. Chubb Capital has outstanding $100 million of unsecured 6 7/8% notes due in 2003. The Chubb Capital notes are guaranteed by the Corporation.

     The long term debt obligations of Executive Risk remained in place subsequent to the acquisition. Chubb Executive Risk Inc., a wholly owned subsidiary of the Corporation, has outstanding $75 million of unsecured 7 1/8% notes due in 2007. Executive Risk Capital Trust, wholly owned by Chubb Executive Risk, has outstanding $125 million of 8.675% capital securities. The sole assets of the Trust are debentures issued by Chubb Executive Risk. The capital securities are subject to mandatory redemption in 2027 upon repayment of the debentures. The capital securities are also subject to mandatory redemption under certain circumstances beginning in 2007. The Corporation has guaranteed the unsecured notes and the capital securities.

     The Corporation has two credit agreements with a group of banks that provide for unsecured borrowings of up to $500 million in the aggregate. The $200 million short term revolving credit facility, which was to have terminated on July 5, 2000, was extended to July 4, 2001, and may be renewed or replaced. The $300 million medium term revolving credit facility terminates on July 11, 2002. On the respective termination dates, any loans then outstanding become payable. There have been no borrowings under these agreements. These facilities are available for general corporate purposes and to support Chubb Capital's commercial paper borrowing arrangement.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Quantitative and qualitative disclosures about market risk are included in
Item 7, pages 24 through 27 of this report.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated financial statements of the Corporation at December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000 and the Report of Independent Auditors thereon and the Corporation's unaudited quarterly financial data for the two-year period ended December 31, 2000 are incorporated by reference from the Corporation's 2000 Annual Report to Shareholders, pages 42 through 65.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the Corporation's Directors is incorporated by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders on April 24, 2001, pages 2 through 5. Information regarding the executive officers is included in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders on April 24, 2001, pages 12 through 24 other than the Performance Graphs and the Organization and Compensation Committee Report appearing on pages 17 through 22.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders on April 24, 2001, pages 6 through 8.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders on April 24, 2001, page 25.

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

     (b) REPORTS ON FORM 8-K

          There were no reports on Form 8-K filed for the three months ended December 31, 2000.

     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 33-29185 (filed June 7, 1989), 33-30020 (filed July 18, 1989), 33-49230
(filed July 2, 1992), 33-49232 (filed July 2, 1992), 333-09273 (filed July 31,
1996), 333-09275 (filed July 31, 1996), 333-58157 (filed June 30, 1998),
333-67347 (filed November 16, 1998), 333-36530 (filed May 8, 2000) and
Post-Effective Amendment No. 2 to Form S-4 on Form S-8 No. 333-73073 (filed July 19, 1999):

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

                                          THE CHUBB CORPORATION
                                            (REGISTRANT)
March 2, 2001

                                               By         DEAN R. O'HARE
                                              ----------------------------------
                                                (DEAN R. O'HARE, CHAIRMAN AND
                                                   CHIEF EXECUTIVE OFFICER)

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

                     SIGNATURE                                       TITLE                        DATE
                  DEAN R. O'HARE                         Chairman, Chief                      March 2, 2001
---------------------------------------------------        Executive Officer and
                 (DEAN R. O'HARE)                          Director

                                                         Director                             March 2, 2001
---------------------------------------------------
                    (ZOE BAIRD)

                   JOHN C. BECK                          Director                             March 2, 2001
---------------------------------------------------
                  (JOHN C. BECK)

                  SHEILA P. BURKE                        Director                             March 2, 2001
---------------------------------------------------
                 (SHEILA P. BURKE)

                                                         Director                             March 2, 2001
---------------------------------------------------
               (JAMES I. CASH, JR.)

                 PERCY CHUBB, III                        Director                             March 2, 2001
---------------------------------------------------
                (PERCY CHUBB, III)

                   JOEL J. COHEN                         Director                             March 2, 2001
---------------------------------------------------
                  (JOEL J. COHEN)

                JAMES M. CORNELIUS                       Director                             March 2, 2001
---------------------------------------------------
               (JAMES M. CORNELIUS)

                   DAVID H. HOAG                         Director                             March 2, 2001
---------------------------------------------------
                  (DAVID H. HOAG)

                     SIGNATURE                                       TITLE                        DATE

                 WARREN B. RUDMAN                        Director                             March 2, 2001
---------------------------------------------------
                (WARREN B. RUDMAN)

                 DAVID G. SCHOLEY                        Director                             March 2, 2001
---------------------------------------------------
                (DAVID G. SCHOLEY)

                RAYMOND G.H. SEITZ                       Director                             March 2, 2001
---------------------------------------------------
               (RAYMOND G.H. SEITZ)

                 LAWRENCE M. SMALL                       Director                             March 2, 2001
---------------------------------------------------
                (LAWRENCE M. SMALL)

               KAREN HASTIE WILLIAMS                     Director                             March 2, 2001
---------------------------------------------------
              (KAREN HASTIE WILLIAMS)

                                                         Director                             March 2, 2001
---------------------------------------------------
               (JAMES M. ZIMMERMAN)

                  DAVID B. KELSO                         Executive Vice President and         March 2, 2001
---------------------------------------------------        Chief Financial Officer
                 (DAVID B. KELSO)

                  HENRY B. SCHRAM                        Senior Vice President and            March 2, 2001
---------------------------------------------------        Chief Accounting Officer
                 (HENRY B. SCHRAM)

                             THE CHUBB CORPORATION

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
                   COVERED BY REPORT OF INDEPENDENT AUDITORS

                                  (ITEM 14(A))

                                                              ANNUAL REPORT TO
                                                                SHAREHOLDERS      FORM 10-K
                                                                    PAGE             PAGE
                                                              ----------------    ---------
Report of Independent Auditors                                       64               --
Consolidated Balance Sheets at December 31, 2000 and 1999            43               --
Consolidated Statements of Income for the Years Ended Decem-
  ber 31, 2000, 1999 and 1998                                        42               --
Consolidated Statements of Shareholders' Equity for the
  Years Ended December 31, 2000, 1999 and 1998                       44               --
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998                                   45               --
Consolidated Statements of Comprehensive Income for the
  Years Ended December 31, 2000, 1999 and 1998                       45               --
Notes to Consolidated Financial Statements                           46               --
Supplementary Information (unaudited)
     Quarterly Financial Data                                        65               --
Schedules:
      I --  Consolidated Summary of Investments -- Other
              than Investments in Related Parties at
              December 31, 2000                                      --               35
     II --  Condensed Financial Information of Registrant at
              December 31, 2000 and 1999 and for the Years
              Ended December 31, 2000, 1999 and 1998                 --               36
    III --  Consolidated Supplementary Insurance Information
              at and for the Years Ended December 31, 2000,
              1999 and 1998                                          --               39
     IV --  Consolidated Reinsurance for the Years Ended De-
              cember 31, 2000, 1999 and 1998                         --               40
     VI --  Consolidated Supplementary Property and Casualty
              Insurance Information for the Years Ended
              December 31, 2000, 1999 and 1998                       --               40

     All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

     The consolidated financial statements and supplementary information listed in the above index, which are included in the Annual Report to Shareholders of The Chubb Corporation for the year ended December 31, 2000, are hereby incorporated by reference.

                        CONSENT OF INDEPENDENT AUDITORS

     We consent to the incorporation by reference in this Annual Report (Form 10-K) of The Chubb Corporation of our report dated February 26, 2001 included in the 2000 Annual Report to Shareholders of The Chubb Corporation.

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

     We also consent to the incorporation by reference in the Registration Statements (Form S-3: No. 333-63175, No. 333-67445 and Form S-8: No. 33-29185,
No. 33-30020, No. 33-49230, No. 33-49232, No. 333-09273, No. 333-09275, No.
333-58157, No. 333-67347, No. 333-36530 and Post-Effective Amendment No. 2 to
Form S-4 on Form S-8 No. 333-73073) of our report dated February 26, 2001, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedules included in this Annual Report (Form 10-K) of The Chubb Corporation.

                                               ERNST & YOUNG LLP
New York, New York

March 26, 2001

                             THE CHUBB CORPORATION

                                   SCHEDULE I

CONSOLIDATED SUMMARY OF INVESTMENTS -- OTHER THAN INVESTMENTS IN RELATED PARTIES

                                 (IN MILLIONS)

                               DECEMBER 31, 2000

                                                                                       AMOUNT
                                                                                      AT WHICH
                                                          COST OR                     SHOWN IN
                                                         AMORTIZED      MARKET           THE
                  TYPE OF INVESTMENT                       COST          VALUE      BALANCE SHEET
Short term investments................................   $   605.6     $   605.6      $   605.6
                                                         ---------     ---------      ---------
Fixed maturities
  Bonds
     United States Government and government agencies
       and authorities................................     1,412.0       1,435.0        1,433.6
     States, municipalities and political
       subdivisions...................................     9,507.2       9,901.1        9,833.9
     Foreign..........................................     1,267.1       1,294.3        1,294.3
     Public utilities.................................       293.3         287.4          287.4
     All other corporate bonds........................     2,629.0       2,608.2        2,608.2
                                                         ---------     ---------      ---------
               Total bonds............................    15,108.6      15,526.0       15,457.4
  Redeemable preferred stocks.........................       107.9         107.0          107.0
                                                         ---------     ---------      ---------
               Total fixed maturities.................    15,216.5      15,633.0       15,564.4
                                                         ---------     ---------      ---------
Equity securities
  Common stocks
     Banks, trusts and insurance companies............         9.1          18.2           18.2
     Industrial, miscellaneous and other..............       795.2         776.0          776.0
                                                         ---------     ---------      ---------
               Total common stocks....................       804.3         794.2          794.2
  Non-redeemable preferred stocks.....................        35.5          36.4           36.4
                                                         ---------     ---------      ---------
               Total equity securities................       839.8         830.6          830.6
                                                         ---------     ---------      ---------
               Total invested assets..................   $16,661.9     $17,069.2      $17,000.6
                                                         =========     =========      =========

                             THE CHUBB CORPORATION

                                  SCHEDULE II

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                     BALANCE SHEETS -- PARENT COMPANY ONLY

                                 (IN MILLIONS)

                                  DECEMBER 31

                                                                   2000          1999
                                                                   ----          ----
Assets
  Invested Assets
     Short Term Investments.................................     $  172.3      $  106.7
     Taxable Fixed Maturities -- Available-for-Sale (cost
      $329.2 and $323.8)....................................        324.8         308.9
     Equity Securities (cost $104.3 and $131.6).............        118.3         184.9
                                                                 --------      --------
          TOTAL INVESTED ASSETS.............................        615.4         600.5
  Cash......................................................           .1            .5
  Investment in Consolidated Subsidiaries...................      6,436.3       5,751.3
  Receivable from Consolidated Subsidiary...................        208.5         201.7
  Other Assets..............................................        274.3         219.7
                                                                 --------      --------
          TOTAL ASSETS......................................     $7,534.6      $6,773.7
                                                                 ========      ========
Liabilities
  Long Term Debt............................................     $  400.0      $  400.0
  Dividend Payable to Shareholders..........................         57.8          56.2
  Accrued Expenses and Other Liabilities....................         95.1          45.7
                                                                 --------      --------
          TOTAL LIABILITIES.................................        552.9         501.9
                                                                 --------      --------
Shareholders' Equity
  Preferred Stock -- Authorized 4,000,000 Shares;
     $1 Par Value; Issued -- None...........................           --            --
  Common Stock -- Authorized 600,000,000 Shares;
     $1 Par Value; Issued 178,833,278 and 177,272,322
     Shares.................................................        178.8         177.3
  Paid-In Surplus...........................................        466.0         418.4
  Retained Earnings.........................................      6,492.6       6,008.6
  Accumulated Other Comprehensive Income
     Unrealized Appreciation (Depreciation) of Investments,
      Net of Tax............................................        220.1        (112.6)
     Foreign Currency Translation Losses, Net of Tax........        (68.5)        (44.8)
  Receivable from Employee Stock Ownership Plan.............        (62.5)        (74.9)
  Treasury Stock, at Cost -- 3,914,105 and 1,782,489
     Shares.................................................       (244.8)       (100.2)
                                                                 --------      --------
          TOTAL SHAREHOLDERS' EQUITY........................      6,981.7       6,271.8
                                                                 --------      --------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........     $7,534.6      $6,773.7
                                                                 ========      ========

     The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Corporation's 2000 Annual Report to Shareholders.

                             THE CHUBB CORPORATION

                                  SCHEDULE II

                                  (CONTINUED)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                  STATEMENTS OF INCOME -- PARENT COMPANY ONLY

                                 (IN MILLIONS)

                            YEARS ENDED DECEMBER 31

                                                               2000        1999        1998
                                                               ----        ----        ----
Investment Income...........................................  $ 41.7      $ 41.9      $ 46.2

Realized Investment Gains...................................    29.4        18.1        23.0

Investment Expenses.........................................    (2.1)       (2.1)       (2.1)

Corporate Expenses..........................................   (52.6)      (41.2)      (27.7)
                                                              ------      ------      ------
                                                                16.4        16.7        39.4

Federal and Foreign Income Tax..............................     3.0         6.9         3.9
                                                              ------      ------      ------
                                                                13.4         9.8        35.5

Equity in Net Income of Consolidated Subsidiaries...........   701.2       611.3       671.5
                                                              ------      ------      ------
     NET INCOME.............................................  $714.6      $621.1      $707.0
                                                              ======      ======      ======

     The Corporation and its domestic subsidiaries file a consolidated federal income tax return. The Corporation's federal income tax represents its allocation of federal income tax under the Corporation's tax allocation agreements with its subsidiaries.

     The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Corporation's 2000 Annual Report to Shareholders.

                             THE CHUBB CORPORATION

                                  SCHEDULE II

                                  (CONTINUED)

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                STATEMENTS OF CASH FLOWS -- PARENT COMPANY ONLY

                                 (IN MILLIONS)

                            YEARS ENDED DECEMBER 31

                                                               2000       1999       1998
                                                               ----       ----       ----
Cash Flows from Operating Activities
  Net Income................................................  $ 714.6    $ 621.1    $ 707.0
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities
     Equity in Net Income of Consolidated Subsidiaries......   (701.2)    (611.3)    (671.5)
     Realized Investment Gains..............................    (29.4)     (18.1)     (23.0)
     Other, Net.............................................     11.9       16.3      (17.5)
                                                              -------    -------    -------
       NET CASH PROVIDED BY (USED IN)
          OPERATING ACTIVITIES..............................     (4.1)       8.0       (5.0)
                                                              -------    -------    -------
Cash Flows from Investing Activities
  Proceeds from Sales of Fixed Maturities...................     68.7      105.5       70.6
  Proceeds from Maturities of Fixed Maturities..............      3.5       30.4       94.5
  Proceeds from Sales of Equity Securities..................    101.4       68.7       97.9
  Purchases of Fixed Maturities.............................    (69.2)     (83.8)    (213.5)
  Purchases of Equity Securities............................    (53.4)     (67.7)    (122.7)
  Decrease (Increase) in Short Term Investments, Net........    (65.6)      (8.5)     322.6
  Dividends Received from Consolidated Subsidiaries.........    320.0      300.0      280.0
  Other, Net................................................     40.8       (9.8)     (25.1)
                                                              -------    -------    -------
       NET CASH PROVIDED BY INVESTING ACTIVITIES............    346.2      334.8      504.3
                                                              -------    -------    -------
Cash Flows from Financing Activities
  Proceeds from Issuance of Long Term Debt..................       --         --      400.0
  Repayment of Long Term Debt...............................       --      (30.0)     (30.0)
  Proceeds from Issuance of Common Stock Under
     Incentive and Purchase Plans...........................    119.3       22.7       62.8
  Repurchase of Shares......................................   (242.3)    (145.0)    (608.5)
  Dividends Paid to Shareholders............................   (229.0)    (210.6)    (203.4)
  Decrease (Increase) in Receivable from Consolidated
     Subsidiary.............................................     (6.8)       6.4     (131.2)
  Other, Net................................................     16.3       14.2       10.4
                                                              -------    -------    -------
       NET CASH USED IN FINANCING ACTIVITIES................   (342.5)    (342.3)    (499.9)
                                                              -------    -------    -------
Net Increase (Decrease) in Cash.............................      (.4)        .5        (.6)
Cash at Beginning of Year...................................       .5         --         .6
                                                              -------    -------    -------
       CASH AT END OF YEAR..................................  $    .1    $    .5    $    --
                                                              =======    =======    =======

---------------

     In 1999, the Corporation acquired all of the outstanding common shares of Executive Risk Inc. in exchange for common stock of the Corporation. This noncash transaction has been excluded from the statements of cash flows.

     The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Corporation's 2000 Annual Report to Shareholders.

                             THE CHUBB CORPORATION

                                  SCHEDULE III

                CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION

                                 (IN MILLIONS)

                                                DECEMBER 31                    YEAR ENDED DECEMBER 31
                                     ----------------------------------   ---------------------------------

                                      DEFERRED
                                       POLICY                                           NET
                                     ACQUISITION    UNPAID     UNEARNED   PREMIUMS   INVESTMENT   INSURANCE
              SEGMENT                   COSTS       CLAIMS     PREMIUMS    EARNED      INCOME      CLAIMS
              -------                -----------   ---------   --------   --------   ----------   ---------
2000
  Property and Casualty Insurance
    Personal.......................    $234.8      $   803.5   $  890.2   $1,620.6                $  963.7
    Standard Commercial............     227.1        5,302.6      884.7    1,809.9                 1,416.9
    Specialty Commercial...........     380.1        5,798.5    1,741.4    2,715.4                 1,747.1
    Investments....................                                                    $879.2*
                                       ------      ---------   --------   --------     ------     --------
                                       $842.0      $11,904.6   $3,516.3   $6,145.9     $879.2     $4,127.7
                                       ======      =========   ========   ========     ======     ========
1999
  Property and Casualty Insurance
    Personal.......................    $201.7      $   778.8   $  784.1   $1,447.5                $  836.8
    Standard Commercial............     226.1        5,386.7      920.4    1,944.9                 1,704.8
    Specialty Commercial...........     351.9        5,269.2    1,618.6    2,259.6                 1,400.4
    Investments....................                                                    $821.0*
                                       ------      ---------   --------   --------     ------     --------
                                       $779.7      $11,434.7   $3,323.1   $5,652.0     $821.0     $3,942.0
                                       ======      =========   ========   ========     ======     ========
1998
  Property and Casualty Insurance
    Personal.......................    $186.1      $   688.9   $  704.4   $1,304.3                $  681.8
    Standard Commercial............     258.5        5,686.4    1,011.6    1,980.6                 1,631.7
    Specialty Commercial...........     284.1        3,981.2    1,199.7    2,018.9                 1,180.2
    Investments....................                                                    $748.9*
                                       ------      ---------   --------   --------     ------     --------
                                       $728.7      $10,356.5   $2,915.7   $5,303.8     $748.9     $3,493.7
                                       ======      =========   ========   ========     ======     ========

                                            YEAR ENDED DECEMBER 31
                                     ------------------------------------
                                     AMORTIZATION     OTHER
                                     OF DEFERRED    INSURANCE
                                        POLICY      OPERATING
                                     ACQUISITION    COSTS AND    PREMIUMS
              SEGMENT                   COSTS       EXPENSES**   WRITTEN
              -------                ------------   ----------   --------
2000
  Property and Casualty Insurance
    Personal.......................    $  446.7       $ 96.4     $1,722.8
    Standard Commercial............       502.8        132.8      1,786.6
    Specialty Commercial...........       695.9        167.2      2,823.8
    Investments....................
                                       --------       ------     --------
                                       $1,645.4       $396.4     $6,333.2
                                       ========       ======     ========
1999
  Property and Casualty Insurance
    Personal.......................    $  401.3       $ 73.1     $1,524.5
    Standard Commercial............       538.5        152.7      1,842.2
    Specialty Commercial...........       589.9        133.3      2,334.4
    Investments....................
                                       --------       ------     --------
                                       $1,529.7       $359.1     $5,701.1
                                       ========       ======     ========
1998
  Property and Casualty Insurance
    Personal.......................    $  370.1       $ 72.7     $1,364.7
    Standard Commercial............       554.0        145.6      2,005.8
    Specialty Commercial...........       540.2        134.1      2,133.0
    Investments....................
                                       --------       ------     --------
                                       $1,464.3       $352.4     $5,503.5
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

                             THE CHUBB CORPORATION

                                  SCHEDULE IV

                            CONSOLIDATED REINSURANCE
                                 (IN MILLIONS)

                            YEARS ENDED DECEMBER 31

                                          PROPERTY AND CASUALTY INSURANCE PREMIUMS EARNED
                                          -----------------------------------------------   PERCENTAGE OF
                                                        CEDED       ASSUMED                    AMOUNT
                                           DIRECT     TO OTHER    FROM OTHER       NET         ASSUMED
                                           AMOUNT     COMPANIES    COMPANIES     AMOUNT        TO NET
                                           ------     ---------   ----------     ------     -------------
2000....................................  $6,550.2     $786.9       $382.6      $6,145.9         6.2
                                          ========     ======       ======      ========
1999....................................  $6,037.1     $631.6       $246.5      $5,652.0         4.4
                                          ========     ======       ======      ========
1998....................................  $5,624.7     $461.5       $140.6      $5,303.8         2.7
                                          ========     ======       ======      ========

                             THE CHUBB CORPORATION

                                  SCHEDULE VI

     CONSOLIDATED SUPPLEMENTARY PROPERTY AND CASUALTY INSURANCE INFORMATION

                                 (IN MILLIONS)

                            YEARS ENDED DECEMBER 31

                                                     CLAIMS AND CLAIM
                                                        ADJUSTMENT
                                                    EXPENSES INCURRED
                                                        RELATED TO
                                                  ----------------------       PAID CLAIMS AND
                                                  CURRENT        PRIOR         CLAIM ADJUSTMENT
                                                    YEAR         YEARS             EXPENSES
                                                  --------      --------       ----------------
2000............................................  $4,357.7      $(230.0)           $3,825.2
                                                  ========      =======            ========
1999............................................  $4,147.6      $(205.6)           $3,848.9
                                                  ========      =======            ========
1998............................................  $3,712.1      $(218.4)           $3,008.4
                                                  ========      =======            ========

                             THE CHUBB CORPORATION

                                    EXHIBITS

                                  (ITEM 14(A))

                                                  DESCRIPTION
            (2)       --  Plan of acquisition, reorganization, arrangement,
                            liquidation or succession
                          Agreement and Plan of Merger dated as of February 6, 1999
                            among Executive Risk Inc., the registrant and Excalibur
                            Acquisition, Inc. incorporated by reference to Exhibit
                            (99.2) of the registrant's Report to the Securities and
                            Exchange Commission on Form 8-K dated February 6, 1999.
            (3)       --  Articles of Incorporation and By-Laws
                          Restated Certificate of Incorporation. Incorporated by
                            reference to Exhibit (3) of the registrant's Report to the
                            Securities and Exchange Commission on Form 10-Q for the
                            six months ended June 30, 1996.
                          Certificate of Amendment to the Restated Certificate of
                            Incorporation. Incorporated by reference to Exhibit (3) of the registrant's Report to the Securities and Exchange
                            Commission on Form 10-K for the year ended December 31,
                            1998.
                          Certificate of Correction of Certificate of Amendment to the
                            Restated Certificate of Incorporation. Incorporated by
                            reference to Exhibit (3) of the registrant's Report to the
                            Securities and Exchange Commission on Form 10-K for the
                            year ended December 31, 1998.
                          Restated By-Laws filed herewith.
            (4)       --  The registrant is not filing any instruments evidencing any indebtedness since the total amount of securities
                            authorized under any single instrument does not exceed 10%
                            of the total assets of the registrant and its subsidiaries on a consolidated basis. Copies of such instruments will
                            be furnished to the Securities and Exchange Commission
                            upon request.
                          Rights Agreement dated as of March 12, 1999 between The
                            Chubb Corporation and First Chicago Trust Company of New
                            York as Rights Agent. Incorporated by reference to Exhibit
                            99.1 of the registrant's Report to the Securities and
                            Exchange Commission on Form 8-K dated March 12, 1999.
           (10)       --  Material contracts
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

                                                  DESCRIPTION
                            The Chubb Corporation Long-Term Stock Incentive Plan
                               (1992), as amended, incorporated by reference to
                               Exhibit (10) of the registrant's Report to the
                               Securities and Exchange Commission on Form 10-K for the
                               year ended December 31, 1998.
                            The Chubb Corporation Stock Option Plan for Non-Employee
                               Directors (1992), as amended, incorporated by reference
                               to Exhibit (10) of the registrant's Report to the
                               Securities and Exchange Commission on Form 10-K for the
                               year ended December 31, 1998.
                            The Chubb Corporation Deferred Compensation Plan for
                               Directors, as amended, incorporated by reference to
                               Exhibit (10) of the registrant's Report to the
                               Securities and Exchange Commission on Form 10-K for the
                               year ended December 31, 1998.
                            The Chubb Corporation Executive Deferred Compensation Plan
                               incorporated by reference to Exhibit (10) of the
                               registrant's Report to the Securities and Exchange
                               Commission on Form 10-K for the year ended December 31,
                               1998.
                            The Chubb Corporation Estate Enhancement Program
                               incorporated by reference to Exhibit (10) of the
                               registrant's Report to the Securities and Exchange
                               Commission on Form 10-Q for the three months ended
                               March 31, 1999.
                            The Chubb Corporation Estate Enhancement Program for
                               Non-Employee Directors incorporated by reference to
                               Exhibit (10) of the registrant's Report to the
                               Securities and Exchange Commission on Form 10-Q for the
                               three months ended March 31, 1999.
                            Executive Severance Agreement, as amended, incorporated by reference to Exhibit (10) of the registrant's Report to
                               the Securities and Exchange Commission on Form 10-K for
                               the year ended December 31, 1994.
                            Executive Severance Agreement incorporated by reference to
                               Exhibit (10) of the registrant's Report to the
                               Securities and Exchange Commission on Form 10-K for the
                               year ended December 31, 1995.
                            Executive Severance Agreements incorporated by reference
                               to Exhibit (10) of the registrant's Report to the
                               Securities and Exchange Commission on Form 10-K for the
                               year ended December 31, 1997.
                            Executive Severance Agreement incorporated by reference to
                               Exhibit (10) of the registrant's Report to the
                               Securities and Exchange Commission on Form 10-K for the
                               year ended December 31, 1998.
              (11)    --  Computation of earnings per share incorporated by reference from Note (17) of the notes to consolidated financial
                            statements of the 2000 Annual Report to Shareholders.
              (13)    --  Pages 19, 20, 38 through 65 of the 2000 Annual Report to
                            Shareholders.
              (21)    --  Subsidiaries of the registrant filed herewith.
              (23)    --  Consent of Independent Auditors (see page 34 of this
                            report).