Form 10-Q
period 2001-03-31
CHUBB CORP
filed 2001-05-14
CIK 20171

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                Washington, D. C.

                                      20549

                                    FORM 10-Q

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
    ACT OF 1934

For the quarterly period ended     March 31, 2001
                               ------------------------

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


         The number of shares of common stock outstanding as of April 30, 2001 was 175,242,218.

                              THE CHUBB CORPORATION
                                      INDEX



                                                                     Page Number
                                                                     -----------
Part I.   Financial Information:

  Item 1 - Financial Statements:

    Consolidated Balance Sheets as of
     March 31, 2001 and December 31, 2000.........................        1


    Consolidated Statements of Income for the
     Three Months Ended March 31, 2001 and 2000...................        2


    Consolidated Statements of Comprehensive Income
     for the Three Months Ended March 31, 2001 and 2000...........        3


    Consolidated Statements of Cash Flows for the
     Three Months Ended March 31, 2001 and 2000...................        4


    Notes to Consolidated Financial Statements....................        5


  Item 2 - Management's Discussion and Analysis
    of Financial Condition and Results of Operations..............        9


Part II.  Other Information:

  Item 4 - Submission of Matters to a Vote of
            Security Holders......................................       15

  Item 6 - Exhibits and Reports on Form 8-K.......................       16

                              THE CHUBB CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                          Mar. 31,     Dec. 31,
                                                            2001         2000
                                                          --------     --------
                                                              (in millions)
Assets
  Invested Assets
    Short Term Investments............................... $   798.1   $   605.6
    Fixed Maturities
      Held-to-Maturity - Tax Exempt (market $1,523.1
       and $1,564.7).....................................   1,446.4     1,496.1
      Available-for-Sale
       Tax Exempt (cost $8,032.1 and $8,053.8)...........   8,442.3     8,380.5
       Taxable (cost $5,634.9 and $5,666.6)..............   5,728.3     5,687.8
    Equity Securities (cost $854.8 and $839.8)...........     845.3       830.6
                                                          ---------   ----------

           TOTAL INVESTED ASSETS.........................  17,260.4    17,000.6
  Cash...................................................      23.0        22.4
  Securities Lending Collateral..........................     815.4       451.1
  Accrued Investment Income..............................     235.9       246.8
  Premiums Receivable....................................   1,455.6     1,409.8
  Reinsurance Recoverable on Unpaid Claims
   and Claim Expenses....................................   1,784.3     1,853.3
  Prepaid Reinsurance Premiums...........................     279.7       246.0
  Deferred Policy Acquisition Costs......................     870.2       842.0
  Real Estate Assets.....................................     675.9       677.1
  Deferred Income Tax....................................     445.7       501.0
  Goodwill...............................................     482.3       487.3
  Other Assets...........................................   1,333.5     1,289.3
                                                          ---------   ----------

           TOTAL ASSETS.................................. $25,661.9   $25,026.7
                                                          =========   ==========

Liabilities

  Unpaid Claims and Claim Expenses....................... $11,770.3   $11,904.6
  Unearned Premiums......................................   3,662.3     3,516.3
  Securities Lending Payable.............................     815.4       451.1
  Long Term Debt.........................................     753.1       753.8
  Dividend Payable to Shareholders.......................      59.9        57.8
  Accrued Expenses and Other Liabilities.................   1,366.5     1,361.4
                                                          ---------   ----------

           TOTAL LIABILITIES.............................  18,427.5    18,045.0
                                                          ---------   ---------

Shareholders' Equity

  Common Stock - $1 Par Value; 179,935,977 and
   178,833,278 Shares....................................     179.9       178.8
  Paid-In Surplus........................................     518.4       466.0
  Retained Earnings......................................   6,607.7     6,492.6
  Accumulated Other Comprehensive Income
   Unrealized Appreciation of Investments, Net of Tax....     321.2       220.1
   Foreign Currency Translation Losses, Net of Tax.......     (78.8)      (68.5)
  Receivable from Employee Stock Ownership Plan..........     (62.5)      (62.5)
  Treasury Stock, at Cost - 3,984,435 and
   3,914,105 Shares......................................    (251.5)     (244.8)
                                                          ---------   ---------

           TOTAL SHAREHOLDERS' EQUITY....................   7,234.4     6,981.7
                                                          ---------   ----------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.... $25,661.9   $25,026.7
                                                          =========   ==========

See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                           THREE MONTHS ENDED MARCH 31


                                                         2001          2000
                                                         ----          ----
                                                           (in millions)
Revenues
  Premiums Earned..................................... $1,620.6      $1,491.9
  Investment Income...................................    244.7         237.6
  Real Estate and Other Revenues......................     22.7          31.7
  Realized Investment Gains...........................      3.5           5.8
                                                       --------      --------

         Total Revenues...............................  1,891.5       1,767.0
                                                       --------      --------

Claims and Expenses
  Insurance Claims and Claim Expenses.................  1,081.0       1,027.4
  Amortization of Deferred Policy Acquisition Costs...    439.2         402.5
  Other Insurance Operating Costs and Expenses........    118.4         104.6
  Real Estate and Other Expenses......................     18.5          32.6
  Investment Expenses.................................      5.4           5.2
  Corporate Expenses..................................     19.6          20.6
                                                       --------      --------

         Total Claims and Expenses....................  1,682.1       1,592.9
                                                       --------      --------

Income Before Federal and Foreign Income Tax..........    209.4         174.1
Federal and Foreign Income Tax........................     34.4          20.4
                                                       --------      --------

Net Income............................................ $  175.0      $  153.7
                                                       ========      ========

Average Common Shares Outstanding.....................    174.8         174.7
Average Common and Potentially Dilutive
 Shares Outstanding...................................    179.0         176.3

Net Income Per Share

 Basic................................................    $1.00          $.88
 Diluted..............................................      .97           .87
Dividends Declared Per Share..........................      .34           .33




See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           THREE MONTHS ENDED MARCH 31


                                                         2001          2000
                                                         ----          ----
                                                           (in millions)
Net Income............................................  $175.0        $153.7
                                                        ------        ------

Other Comprehensive Income
  Change in Unrealized Appreciation or Depreciation
   of Investments, Net of Tax.........................   101.1          78.0
  Foreign Currency Translation Losses, Net of Tax.....   (10.3)         (5.0)
                                                        ------        ------
                                                          90.8          73.0
                                                        ------        ------

Comprehensive Income..................................  $265.8        $226.7
                                                        ======        ======






See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           THREE MONTHS ENDED MARCH 31

                                                              2001       2000
                                                              ----       ----
                                                               (in millions)
Cash Flows from Operating Activities
  Net Income.............................................. $   175.0   $ 153.7
   Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities
     Increase (Decrease) in Unpaid Claims
      and Claim Expenses, Net.............................     (65.3)    135.0
     Increase in Unearned Premiums, Net...................     112.3      97.4
     Increase in Premiums Receivable......................     (45.8)   (107.3)
     Increase in Deferred Policy Acquisition Costs........     (28.2)    (29.0)
     Depreciation.........................................      23.9      21.3
     Realized Investment Gains............................      (3.5)     (5.8)
     Other, Net...........................................      (4.2)   (107.9)
                                                           ---------   -------

  Net Cash Provided by Operating Activities...............     164.2     157.4
                                                           ---------   -------

Cash Flows from Investing Activities
  Proceeds from Sales of Fixed Maturities.................     904.6     563.2
  Proceeds from Maturities of Fixed Maturities............     290.5     189.6
  Proceeds from Sales of Equity Securities................      51.4      63.4
  Purchases of Fixed Maturities...........................  (1,079.1)   (959.8)
  Purchases of Equity Securities..........................     (79.3)   (119.9)
  Decrease (Increase) in Short Term Investments, Net......    (192.5)    269.7
  Purchases of Fixed Assets, Net..........................     (39.1)    (33.6)
  Other, Net..............................................       (.4)    (18.0)
                                                           ---------   -------

  Net Cash Used in Investing Activities...................    (143.9)    (45.4)
                                                           ---------   -------

Cash Flows from Financing Activities
  Repayment of Long Term Debt.............................       (.7)     (5.1)
  Proceeds from Issuance of Common Stock Under
   Incentive and Purchase Plans...........................      76.5       9.6
  Repurchase of Shares....................................     (37.7)    (66.1)
  Dividends Paid to Shareholders..........................     (57.8)    (56.2)
                                                           ---------   -------

  Net Cash Used in Financing Activities...................     (19.7)   (117.8)
                                                           ----------  -------

Net Increase (Decrease) in Cash...........................        .6      (5.8)

Cash at Beginning of Year.................................      22.4      22.7
                                                           ---------   -------

  Cash at End of Period................................... $    23.0   $  16.9
                                                           =========   =======




See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1)  General

                  The amounts included in this report are unaudited but include those adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the 2000 Annual Report to Shareholders.

2)       Adoption of New Accounting Pronouncements

                  Effective January 1, 2001, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities, and SFAS No. 138 provides additional guidance related to accounting and reporting for certain derivative instruments and hedging activities. SFAS No. 133 requires that all derivatives be recognized in the balance sheet as assets or liabilities and be measured at fair value. The Statements may not be applied retroactively to financial statements of prior periods. Currently, the Corporation's use of derivatives is not significant. Thus, the adoption of SFAS No. 133 and SFAS No. 138 did not have a significant effect on the Corporation's financial position or results of operations.

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

         The net change in unrealized appreciation or depreciation of investments carried at market value was as follows:


                                                            Three Months Ended
                                                                  March 31
                                                            ------------------
                                                            2001          2000
                                                            ----          ----
                                                               (in millions)
         Change in unrealized appreciation or
           depreciation of equity securities.............. $  (.3)       $  4.0
         Change in unrealized appreciation or
           depreciation of fixed maturities...............  155.7          74.0
                                                           ------        ------
                                                            155.4          78.0
         Deferred income tax..............................   54.3          27.3
         Decrease in valuation allowance..................      -         (27.3)
                                                           ------        ------

         Change in unrealized appreciation or
           depreciation of investments, net............... $101.1        $ 78.0
                                                           ======        ======

4)  Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

                                                     Three Months Ended
                                                          March 31
                                                   ---------------------
                                                    2001            2000
                                                   ------          -----
                                         (in millions, except per share amounts)
Basic earnings per share:
  Net income.....................................  $175.0          $153.7
                                                   ======          ======

  Weighted average number of common
   shares outstanding............................   174.8           174.7
                                                   ======          ======

  Basic earnings per share.......................  $ 1.00          $  .88
                                                   ======          ======

Diluted earnings per share:
  Net income.....................................  $175.0          $153.7
                                                   ======          ======

  Weighted average number of common
   shares outstanding............................   174.8           174.7
  Additional shares from assumed exercise
   of stock-based compensation awards............     4.2             1.6
                                                   ------          ------

  Weighted average number of common shares
   and potential common shares assumed
   outstanding for computing diluted
   earnings per share............................   179.0           176.3
                                                   ======          ======

  Diluted earnings per share.....................  $  .97          $  .87
                                                   ======          ======

5)  Segments Information

                  The property and casualty operations include three reportable underwriting segments and the investment function. The underwriting segments are personal insurance, commercial insurance and specialty insurance. The personal segment targets the personal insurance market. The personal classes include automobile, homeowners and other personal coverages. The commercial segment includes those classes of business that are generally available in broad markets and are of a more commodity nature. Commercial classes include multiple peril, casualty, workers' compensation and property and marine. The specialty segment includes those classes of business that are available in more limited markets since they require specialized underwriting and claim settlement. Specialty classes include executive protection, financial institutions and other specialty coverages.

                  The property and casualty underwriting segments reflect certain reclassifications to present results in a manner more consistent with the way the business is now managed. Prior period amounts have been restated to conform to the new presentation.

                  Revenues and income before income tax of the operating segments were as follows:

                                                    Three Months Ended
                                                         March 31
                                                 -------------------------
                                                   2001            2000
                                                 --------        --------
                                                      (in millions)
Revenues
  Property and casualty insurance
    Premiums earned
      Personal insurance.......................  $  437.5        $  388.3
      Commercial insurance.....................     589.1           605.5
      Specialty insurance......................     594.0           498.1
                                                 --------        --------
                                                  1,620.6         1,491.9

    Investment income..........................     225.4           220.3
                                                 --------        --------

      Total property and casualty insurance....   1,846.0         1,712.2

  Corporate and other..........................      42.0            49.0
  Realized investment gains....................       3.5             5.8
                                                 --------        --------

      Total revenues...........................  $1,891.5        $1,767.0
                                                 ========        ========


                                                    Three Months Ended
                                                         March 31
                                                 -------------------------
                                                   2001            2000
                                                 --------        --------
                                                       (in millions)
Income (loss) before income tax
  Property and casualty insurance
    Underwriting
      Personal insurance.......................  $    (.7)       $   13.6
      Commercial insurance.....................     (65.1)         (117.6)
      Specialty insurance......................      30.0            43.8
                                                 --------        --------
                                                    (35.8)          (60.2)
      Increase in deferred policy acquisition
       costs...................................      28.2            29.0
                                                 --------        --------

      Underwriting loss........................      (7.6)          (31.2)

    Investment income..........................     220.8           216.0

    Amortization of goodwill and
     other charges.............................     (10.4)          (11.4)
                                                 --------        --------

      Total property and casualty insurance....     202.8           173.4

  Corporate and other income (loss)............       3.1            (5.1)
  Realized investment gains....................       3.5             5.8
                                                 --------        --------

      Total income before income tax...........  $  209.4        $  174.1
                                                 ========        ========

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000


SUMMARY OF FINANCIAL RESULTS

         The following is a summary of the Corporation's operating results for the first quarter of 2001 and 2000:

                                                             Quarter Ended
                                                                March 31
                                                          -------------------
                                                          2001          2000
                                                          ----          ----
                                                             (in millions)

PROPERTY AND CASUALTY INSURANCE
 Underwriting
  Net Premiums Written................................. $1,732.9      $1,589.3
  Increase in Unearned Premiums........................   (112.3)        (97.4)
                                                        --------      --------
     Premiums Earned...................................  1,620.6       1,491.9
                                                        --------      --------
  Claims and Claim Expenses............................  1,081.0       1,027.4
  Operating Costs and Expenses.........................    568.4         518.0
  Increase in Deferred Policy Acquisition Costs........    (28.2)        (29.0)
  Dividends to Policyholders...........................      7.0           6.7
                                                        --------      --------
  Underwriting Loss....................................     (7.6)        (31.2)
                                                        --------      --------

 Investments
  Investment Income Before Expenses....................    225.4         220.3
  Investment Expenses..................................      4.6           4.3
                                                        --------      --------
  Investment Income....................................    220.8         216.0
                                                        --------      --------

 Amortization of Goodwill and Other Charges............    (10.4)        (11.4)
                                                        --------      --------

 Property and Casualty Income..........................    202.8         173.4

CORPORATE AND OTHER....................................      3.1          (5.1)
                                                        --------      --------

CONSOLIDATED OPERATING INCOME BEFORE INCOME TAX........    205.9         168.3

Federal and Foreign Income Tax.........................     33.2          18.4
                                                        --------      --------

CONSOLIDATED OPERATING INCOME..........................    172.7         149.9

REALIZED INVESTMENT GAINS AFTER INCOME TAX.............      2.3           3.8
                                                        --------      --------

CONSOLIDATED NET INCOME................................ $  175.0      $  153.7
                                                        ========      ========

PROPERTY AND CASUALTY INVESTMENT INCOME
 AFTER INCOME TAX...................................... $  184.6      $  181.3
                                                        ========      ========

PROPERTY AND CASUALTY INSURANCE

         Earnings from our property and casualty business were higher in the first quarter of 2001 compared with the same period of 2000 due primarily to an improvement in underwriting results. Investment income increased modestly in the first quarter of 2001 compared with 2000. Property and casualty income before taxes amounted to $202.8 million in the first quarter of 2001 compared with $173.4 million in 2000.

         The discussion of underwriting results reflects certain reclassifications to present results in a manner more consistent with the way the property and casualty business is now managed. Prior period amounts have been restated to conform with the new presentation.

         Net premiums written were $1.7 billion in the first quarter of 2001, an increase of 9.0% compared with the first quarter of 2000. U.S. premiums grew 10.4%. Substantial premium growth was also achieved outside the United States in the first quarter of 2001. Non-U.S. premiums grew 16% in local currencies. However, due to the strength of the U.S. dollar, reported overseas premium growth was 3.6%.

         Premium growth in personal and specialty lines remained strong. In commercial lines, competition in the worldwide marketplace has made profitable premium growth difficult. However, our strategy to increase the pricing in the commercial classes, which include multiple peril, casualty, workers' compensation and property and marine, continued to show success in the first quarter of 2001.

         Underwriting results were breakeven in the first quarter of 2001 compared with unprofitable results in 2000. Our combined loss and expense ratio was 99.9% in the first quarter of 2001 compared with 101.9% in 2000.

         The loss ratio was 67.0% for the first quarter of 2001 compared with 69.2% in 2000. Catastrophe losses during the first quarter of 2001 amounted to $11.5 million which represented 0.7 of a percentage point of the loss ratio compared with $30.3 million or 2.0 percentage points in 2000. Catastrophe losses in both years resulted primarily from winter storms in the United States.

         Our expense ratio was 32.9% for the first quarter of 2001 compared with 32.7% in 2000.

         Underwriting results during 2001 and 2000 by class of business were as follows:

                                                 Quarter Ended March 31
                                       ---------------------------------------
                                         Net Premiums       Combined Loss and
                                           Written            Expense Ratios
                                       ---------------      ------------------
                                       2001       2000       2001     2000
                                       ----       ----       ----     ----
                                                  (in millions)
Personal Insurance
  Automobile........................ $  106.6   $   88.7      96.6%    97.1%
  Homeowners........................    223.5      197.5     114.3    109.7
  Other.............................     98.5       90.3      73.9     69.5
                                     --------   --------    ------    -----
      Total Personal................    428.6      376.5     100.8     97.5
                                     --------   --------    ------    -----

Commercial Insurance
  Multiple Peril....................    204.5      192.3     104.6    111.5
  Casualty..........................    205.5      222.4     110.1    120.6
  Workers' Compensation.............    108.2      101.0      94.1    109.1
  Property and Marine...............    145.0      144.7     112.7    121.3
                                     --------     ------     -----   ------
      Total Commercial..............    663.2      660.4     106.6    116.3
                                     --------     ------     -----    -----

Specialty Insurance
  Executive Protection..............    329.8      305.3      90.4     83.8
  Financial Institutions............    160.1      135.4     101.5     92.2
  Other.............................    151.2      111.7      88.8     94.5
                                     --------   --------     -----    -----
      Total Specialty...............    641.1      552.4      92.6     87.8
                                     --------   --------     -----    ------

      Total......................... $1,732.9   $1,589.3      99.9%   101.9%
                                     ========   ========     =====    =====

  PERSONAL INSURANCE

         Premiums from personal insurance coverages, which represent 25% of total premiums written, increased by 13.8% in the first quarter of 2001 compared with the same quarter in 2000. Our in-force policy count for automobile, homeowners and other personal coverages continued to grow. Such growth was achieved while maintaining our disciplined approach to pricing and risk selection.

         Our personal insurance business produced near breakeven underwriting results in the first quarter of 2001 compared with profitable results in 2000. The combined loss and expense ratio for our personal insurance business was 100.8% in the first quarter of 2001 compared with 97.5% in 2000.

         Homeowners results were unprofitable in both 2001 and 2000, but more so in 2001 as a reduction in catastrophe losses was more than offset by a higher frequency of non-catastrophe losses, some of which were weather-related. Results in both years were adversely affected by a high frequency of large losses. Catastrophe losses represented 2.8 percentage points of the loss ratio for this class in the first quarter of 2001 compared with 13.0 percentage points in 2000. Homeowners results remained unprofitable outside the United States in 2001 as we are still building the critical mass necessary to absorb the costs of operating the franchise.

         Our automobile business produced similarly profitable results in 2001 and 2000. Other personal coverages, which include insurance for personal valuables and excess liability, produced highly profitable results in 2001 and 2000 due to continued favorable loss experience.

COMMERCIAL INSURANCE

         Premiums from commercial insurance, which represent 38% of our total writings, increased by less than 1% in the first quarter of 2001 compared with the same period a year ago. In late 1998, we put in place a strategy to renew good business at adequate prices and not renew underperforming business where we cannot attain price adequacy. The lack of premium growth in the first quarter of 2001 was the result of our continuing focus on risk selection and profitability over growth. Retention levels in the first quarter of 2001 improved somewhat from year ago levels but remained below historical levels. On the business that was renewed, rate increases continued to accelerate in the first quarter of 2001. As we move toward the end of the year, we expect that the level of rate increases will likely flatten.

         Our commercial insurance underwriting results showed substantial improvement in the first quarter of 2001 compared with 2000 but remained unprofitable. Results improved in all segments of this business due to the cumulative effect of the pricing increases and more stringent risk selection in recent years. The combined loss and expense ratio was 106.6% for the first quarter of 2001 compared with 116.3% in 2000.

         Multiple peril results remained unprofitable in 2001. However, such results improved considerably compared with the results in 2000 in both the property and liability components of this business. The property component benefited from relatively few large losses during the quarter. Catastrophe losses were not significant for this class in the first quarter of 2001 or 2000.

         Results for our casualty business also improved considerably in 2001 compared with the prior year but remained unprofitable. The improvement was primarily in the automobile component of the casualty coverages due to a lower frequency of losses and fewer large losses. Results in the primary liability component also improved. The excess liability component produced modestly unprofitable results in 2001 compared with breakeven results in 2000. Casualty results were adversely affected in both years, but more so in 2001, by incurred losses relating to asbestos-related and toxic waste claims.

         Workers' compensation results were profitable in 2001 compared with unprofitable results in 2000. The substantial improvement in 2001 was due to a lower frequency of losses.

         Property and marine results improved in 2001, but remained unprofitable. Results in 2000 were adversely affected by several severe losses, both in the United States and overseas. Catastrophe losses for this class were not significant in either year.

SPECIALTY INSURANCE

         Premiums from specialty insurance, which represent 37% of our total writings, increased by 16.1% in the first quarter of 2001 compared with the same period a year ago. Our strategy of working closely with our customers and our ability to differentiate our products continue to enable us to renew a large percentage of our executive protection and financial institutions business. However, a competitive market continues to put prices under pressure, particularly for our executive protection business. Growth in our other specialty business was primarily from Chubb Re, our reinsurance business that began operations in 1999.

         Our specialty business produced less profitable underwriting results in the first quarter of 2001 compared with the highly profitable results in 2000. The combined loss and expense ratio was 92.6% for the first quarter of 2001 compared with 87.8% in 2000.

         Executive protection results were profitable in 2001 and 2000 on business worldwide due to favorable development of prior year loss reserves, particularly in the directors and officers liability and fiduciary liability components. However, profit margins have narrowed in the most recent accident years. Recent trends in claim severity indicate a need for higher rates. As a result, we are implementing a program to increase the pricing on this business and to not renew accounts where we cannot attain price adequacy. We are focusing in particular on our employment practices liability business, which has been unprofitable.

         Our financial institutions business produced near breakeven results in 2001 compared with profitable results in 2000. The fidelity and professional liability component of this business was profitable in both years due to favorable loss experience. The standard commercial business written on financial institutions was unprofitable in 2001 due primarily to one $10 million property loss.

         Our other specialty results were profitable in 2001 and 2000. Our surety business in particular produced highly profitable results in both years.

LOSS RESERVES

         Gross loss reserves were $11,770.3 million and $11,904.6 million at March 31, 2001 and December 31, 2000, respectively. Reinsurance recoverables on such loss reserves were $1,784.3 million and $1,853.3 million at March 31, 2001 and December 31, 2000, respectively.

         Loss reserves, net of reinsurance recoverable, decreased by $65.3 million during the first quarter of 2001. Loss reserves for personal insurance and specialty insurance increased during the quarter while loss reserves for commercial insurance decreased by $152.1 million. Such decrease reflects the significant exposure reductions of the past three years, the improved accident year results and the payment of a number of large claims totaling about $100 million.

         Losses incurred related to asbestos and toxic waste claims were $14.8 million in the first quarter of 2001 and $7.1 million for the same period in 2000.

INVESTMENTS

         Investment income after taxes increased by 1.8% in the first quarter of 2001 compared with the same period in 2000. The growth in investment income in 2001 was due to an increase in invested assets since the first quarter of 2000 offset in part by lower investment yields. The effective tax rate on investment income increased to 16.4% in the first quarter of 2001 from 16.1% in the comparable period in 2000 due to holding a larger proportion of our investment portfolio in taxable fixed income securities.

         During the first quarter of 2001, new cash available for investment was held in short term investments.

         The property and casualty subsidiaries maintain sufficient investments in highly liquid, short term securities at all times to provide for immediate cash needs.

CORPORATE AND OTHER

         Corporate and other includes investment income earned on corporate invested assets, interest expense and other expenses not allocable to the operating subsidiaries, and the results of our real estate and other non-insurance subsidiaries. Corporate and other produced income before taxes of $3.1 million in the first quarter of 2001 compared with a loss of $5.1 million in the first quarter of 2000. The improvement was primarily due to earnings from Chubb Financial Solutions, our financial services business that began operations in 2000, and higher investment income on corporate assets.

INVESTMENT GAINS AND LOSSES

         Decisions to sell securities are governed principally by considerations of investment opportunities and tax consequences. As a result, realized investment gains and losses may vary significantly from period to period. Net realized investment gains before taxes were $3.5 million in the first quarter of 2001 compared with net gains of $5.8 million for the same period in 2000.

CAPITAL RESOURCES

         In March 1997, the Board of Directors authorized the repurchase of up to 17,500,000 shares of common stock. In July 1998, the Board of Directors authorized the repurchase of up to an additional 12,500,000 shares. Through March 31, 2001, the Corporation repurchased 24,940,000 shares under the 1997 and 1998 authorizations, including 565,000 shares repurchased in open-market transactions in the first quarter of 2001 at a cost of $37.7 million. As of March 31, 2001, 5,060,000 shares remained under the current share repurchase authorizations.

FORWARD LOOKING INFORMATION

         Certain statements in this document may be considered to be "forward looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995, such as statements that include words or phrases "will result", "is expected to", "will continue", "is anticipated", or similar expressions. Such statements are subject to certain risks and uncertainties. The factors which could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Corporation's public filings with the Securities and Exchange Commission and specifically to: risks or uncertainties associated with the Corporation's expectations with respect to premium price increases and growth or business retention estimates overall and by region or by line of business as well as its expectations with respect to the non-renewal of underpriced insurance accounts; and, more generally, to: general economic conditions including changes in interest rates and the performance of the financial markets, changes in domestic and foreign laws, regulations and taxes, changes in competition and pricing environments, regional or general changes in asset valuations, the occurrence of significant natural disasters or other weather-related events, the inability to reinsure certain risks economically, the adequacy of loss reserves, as well as general market conditions, competition, pricing and restructurings. Any forward-looking statements set forth in this document speak only as of the initial Securities and Exchange Commission filing date hereof.

                           PART II. OTHER INFORMATION
                           --------------------------


Item 4 - Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         The Annual Meeting of Shareholders of The Chubb Corporation was held on April 24, 2001. Matters submitted to Shareholders at the meeting were as follows:

         Votes were cast in the following manner in connection with the election of each Director to serve until the next Annual Meeting of Shareholders.

                                                                        Votes Against
      Director                                       Votes For           or Withheld
      --------                                       ---------          -------------
      Zoe Baird                                     137,282,823           1,663,944
      John C. Beck                                  137,454,278           1,492,489
      Sheila P. Burke                               137,453,086           1,493,681
      James I. Cash, Jr.                            137,453,400           1,493,367
      Percy Chubb, III                              137,412,204           1,534,563
      Joel J. Cohen                                 132,937,874           6,008,893
      James M. Cornelius                            137,469,227           1,477,540
      David H. Hoag                                 137,437,597           1,509,170
      Dean R. O'Hare                                137,323,212           1,623,555
      Warren B. Rudman                              137,424,565           1,522,202
      David G. Scholey                              136,984,544           1,962,223
      Raymond G. H. Seitz                           132,784,656           6,162,111
      Lawrence M. Small                             137,470,794           1,475,973
      Karen Hastie Williams                         137,432,662           1,514,105
      James M. Zimmerman                            137,458,246           1,488,521
      Alfred W. Zollar                              137,448,571           1,498,196

         There were no broker non-votes cast.

         Votes were cast in the following manner in connection with the proposal to approve the selection of Ernst & Young LLP as the independent auditors of the Registrant for the year 2001.

                                             Votes For            Votes Against
                                             ---------            -------------
                                            137,587,297             800,404

         There were 559,066 abstaining votes and no broker non-votes cast.


         Votes were cast in the following manner in connection with the proposal to approve The Chubb Corporation Global Employee Stock Purchase Plan (2001).

                                             Votes For            Votes Against
                                             ---------            -------------
                                            129,486,019           8,832,800

         There were 627,948 abstaining votes and no broker non-votes cast.

         Votes were cast in the following manner in connection with the proposal to approve The Chubb Corporation Annual Incentive Compensation Plan (2001).

                                             Votes For            Votes Against
                                             ---------            -------------
                                            133,379,101           4,794,480

         There were 773,186 abstaining votes and no broker non-votes cast.

         Votes were cast in the following manner in connection with the proposal to approve The Chubb Corporation Stock Option Plan for Non-Employee Directors
(2001).

                                            Votes For            Votes Against
                                            ---------            -------------
                                            99,194,058          38,796,593

         There were 956,116 abstaining votes and no broker non-votes cast.

Item 6 - Exhibits and Reports on Form 8-K

         Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 31, 2001.






                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, The Chubb Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            THE CHUBB CORPORATION

                                                (Registrant)



                                            By:     Henry B. Schram
                                                ________________________________
                                                Henry B. Schram
                                                Senior Vice-President and
                                                 Chief Accounting Officer

Date: May 14, 2001