Form 10-Q
period 2001-06-30
CHUBB CORP
filed 2001-08-13
CIK 20171

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                Washington, D. C.

                                      20549

                                    FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the quarterly period ended       June 30, 2001
                               -------------------------

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


       The number of shares of common stock outstanding as of July 31, 2001 was 171,692,582.

                              THE CHUBB CORPORATION
                                      INDEX



                                                                     Page Number
                                                                     -----------

Part I.   Financial Information:

  Item 1 - Financial Statements:

    Consolidated Balance Sheets as of
     June 30, 2001 and December 31, 2000..........................        1


    Consolidated Statements of Income for the
     Three Months and Six Months Ended
     June 30, 2001 and 2000.......................................        2


    Consolidated Statements of Comprehensive Income
     for the Three Months and Six Months Ended
     June 30, 2001 and 2000.......................................        3


    Consolidated Statements of Cash Flows for the
     Six Months Ended June 30, 2001 and 2000......................        4


    Notes to Consolidated Financial Statements....................        5


  Item  2 - Management's Discussion and Analysis
    of Financial Condition and Results of Operations..............        9


Part II.  Other Information:

  Item 6 - Exhibits and Reports on Form 8-K.......................       17

                              THE CHUBB CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                          June 30,     Dec. 31,
                                                            2001         2000
                                                          --------     --------
                                                               (in millions)
Assets

  Invested Assets
    Short Term Investments............................... $   727.1   $   605.6
    Fixed Maturities
      Held-to-Maturity - Tax Exempt (market $1,463.8
       and $1,564.7).....................................   1,392.9     1,496.1
      Available-for-Sale
       Tax Exempt (cost $8,059.1 and $8,053.8)...........   8,418.8     8,380.5
       Taxable (cost $5,846.6 and $5,666.6)..............   5,878.1     5,687.8
    Equity Securities (cost $836.6 and $839.8)...........     804.4       830.6
                                                          ---------   ---------

           TOTAL INVESTED ASSETS.........................  17,221.3    17,000.6
  Cash...................................................      27.9        22.4
  Securities Lending Collateral..........................     763.1       451.1
  Accrued Investment Income..............................     240.8       246.8
  Premiums Receivable....................................   1,528.9     1,409.8
  Reinsurance Recoverable on Unpaid Claims
   and Claim Expenses....................................   1,764.9     1,853.3
  Prepaid Reinsurance Premiums...........................     260.6       246.0
  Deferred Policy Acquisition Costs......................     871.9       842.0
  Real Estate Assets.....................................     668.7       677.1
  Deferred Income Tax....................................     512.5       501.0
  Goodwill...............................................     477.4       487.3
  Other Assets...........................................   1,257.3     1,289.3
                                                          ---------   ---------

           TOTAL ASSETS.................................. $25,595.3   $25,026.7
                                                          =========   =========

Liabilities

  Unpaid Claims and Claim Expenses....................... $11,929.5   $11,904.6
  Unearned Premiums......................................   3,640.7     3,516.3
  Securities Lending Payable.............................     763.1       451.1
  Long Term Debt.........................................     752.4       753.8
  Dividend Payable to Shareholders.......................      59.3        57.8
  Accrued Expenses and Other Liabilities.................   1,425.1     1,361.4
                                                          ---------   ---------

           TOTAL LIABILITIES.............................  18,570.1    18,045.0
                                                          ---------   ---------

Shareholders' Equity

  Common Stock - $1 Par Value; 179,922,138 and
   178,833,278 Shares....................................     179.9       178.8
  Paid-In Surplus........................................     508.4       466.0
  Retained Earnings......................................   6,695.2     6,492.6
  Accumulated Other Comprehensive Income
   Unrealized Appreciation of Investments, Net of Tax....     233.3       220.1
   Foreign Currency Translation Losses, Net of Tax.......     (81.4)      (68.5)
  Receivable from Employee Stock Ownership Plan..........     (55.9)      (62.5)
  Treasury Stock, at Cost - 6,682,869 and
   3,914,105 Shares......................................    (454.3)     (244.8)
                                                          ---------   ---------

           TOTAL SHAREHOLDERS' EQUITY....................   7,025.2     6,981.7
                                                          ---------   ---------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.... $25,595.3   $25,026.7
                                                          =========   =========

See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                              PERIODS ENDED JUNE 30


                                           Second Quarter        Six Months
                                           --------------      --------------
                                           2001       2000     2001      2000
                                           ----       ----     ----      ----
                                                      (in millions)
Revenues
  Premiums Earned....................... $1,640.5  $1,519.9  $3,261.1  $3,011.8
  Investment Income.....................    248.4     233.9     493.1     471.5
  Real Estate and Other Revenues........     18.8      14.1      41.5      45.8
  Realized Investment Gains.............      6.8       6.1      10.3      11.9
                                         --------  --------  --------  --------

         Total Revenues.................  1,914.5   1,774.0   3,806.0   3,541.0
                                         --------  --------  --------  --------

Claims and Expenses
  Insurance Claims and Claim Expenses...  1,143.1     996.8   2,224.1   2,024.2
  Amortization of Deferred Policy
   Acquisition Costs....................    444.0     406.7     883.2     809.2
  Other Insurance Operating Costs
   and Expenses.........................    115.2     108.6     233.6     213.2
  Real Estate and Other Expenses........     21.4      14.9      39.9      47.5
  Investment Expenses...................      2.8       3.3       8.2       8.5
  Corporate Expenses....................     21.8      19.5      41.4      40.1
                                         --------  --------  --------  --------

         Total Claims and Expenses......  1,748.3   1,549.8   3,430.4   3,142.7
                                         --------  --------  --------  --------

Income Before Federal and Foreign
 Income Tax.............................    166.2     224.2     375.6     398.3
Federal and Foreign Income Tax..........     19.4      39.6      53.8      60.0
                                         --------  --------  --------  --------

Net Income.............................. $  146.8  $  184.6  $  321.8  $  338.3
                                         ========  ========  ========  ========

Average Common Shares Outstanding.......    174.3     175.1     174.6     174.9
Average Common and Potentially Dilutive
 Shares Outstanding.....................    178.2     180.2     178.6     178.3

Net Income Per Share

 Basic..................................    $ .84     $1.05     $1.84     $1.93
 Diluted................................      .83      1.02      1.80      1.89

Dividends Declared Per Share............      .34       .33       .68       .66



See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                              PERIODS ENDED JUNE 30


                                            Second Quarter        Six Months
                                            --------------      --------------
                                            2001     2000       2001     2000
                                            ----     ----       ----     ----
                                                     (in millions)

Net Income................................ $146.8   $184.6     $321.8   $338.3
                                           ------   ------     ------   ------

Other Comprehensive Income (Loss)
  Change in Unrealized Appreciation or
   Depreciation of Investments,
   Net of Tax.............................  (87.9)    (2.6)      13.2     75.4
  Foreign Currency Translation Losses,
   Net of Tax.............................   (2.6)    (6.7)     (12.9)   (11.7)
                                           ------   ------     ------   ------
                                            (90.5)    (9.3)        .3     63.7
                                           ------   ------     ------   ------

Comprehensive Income...................... $ 56.3   $175.3     $322.1   $402.0
                                           ======   ======     ======   ======



See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30

                                                              2001       2000
                                                              ----       ----
                                                               (in millions)

Cash Flows from Operating Activities
  Net Income............................................ $   321.8   $   338.3
   Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities
     Increase in Unpaid Claims and Claim Expenses, Net..     113.3       206.6
     Increase in Unearned Premiums, Net.................     109.8       108.1
     Increase in Premiums Receivable....................    (119.1)     (115.9)
     Increase in Deferred Policy Acquisition Costs......     (29.9)      (32.1)
     Change in Deferred Federal Income Tax..............     (12.2)      (21.1)
     Depreciation.......................................      45.8        39.9
     Realized Investment Gains..........................     (10.3)      (11.9)
     Other, Net.........................................      55.8       (77.2)
                                                         ---------   ---------

  Net Cash Provided by Operating Activities.............     475.0       434.7
                                                         ---------   ---------

Cash Flows from Investing Activities
  Proceeds from Sales of Fixed Maturities...............   1,837.1     1,217.6
  Proceeds from Maturities of Fixed Maturities..........     595.1       364.6
  Proceeds from Sales of Equity Securities..............     156.9       166.3
  Purchases of Fixed Maturities.........................  (2,511.6)   (1,848.5)
  Purchases of Equity Securities........................    (152.2)     (260.9)
  Decrease (Increase) in Short Term Investments, Net....    (121.5)      199.8
  Increase in Net Payable from Security
   Transactions Not Settled.............................      85.1        11.7
  Purchases of Fixed Assets, Net........................     (77.5)      (61.3)
  Other, Net............................................     (10.1)      (25.1)
                                                         ---------   ---------

  Net Cash Used in Investing Activities.................    (198.7)     (235.8)
                                                         ---------   ---------

Cash Flows from Financing Activities
  Repayment of Long Term Debt...........................      (1.4)       (5.2)
  Proceeds from Issuance of Common Stock Under
   Incentive and Purchase Plans.........................     106.7        39.7
  Repurchase of Shares..................................    (280.6)     (132.1)
  Dividends Paid to Shareholders........................    (117.7)     (113.9)
  Other, Net............................................      22.2         8.6
                                                         ---------   ---------

  Net Cash Used in Financing Activities.................    (270.8)     (202.9)
                                                         ---------   ---------

Net Increase (Decrease) in Cash.........................       5.5        (4.0)

Cash at Beginning of Year...............................      22.4        22.7
                                                         ---------   ---------

  Cash at End of Period................................. $    27.9   $    18.7
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

              Effective April 1, 2001, the Corporation adopted the Emerging Issues Task Force (EITF) consensus on Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. EITF Issue No. 99-20 requires that investors in certain asset-backed securities recognize changes in a security's estimated yield prospectively. EITF Issue No. 99-20 also requires that if the carrying value of any such asset-backed security exceeds its current fair value, investors determine whether the excess represents an other than temporary decline in value and recognize any such decline as a loss in the income statement. The adoption of EITF Issue No. 99-20 did not have a significant effect on the Corporation's financial position or results of operations.

3)     Accounting Pronouncements Not Yet Adopted

              In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.

              Under SFAS No. 142, goodwill will no longer be amortized but rather will be tested at least annually for impairment. The provisions of SFAS No. 142 shall be effective for the Corporation for the year beginning January 1, 2002. The Statement shall be applied to all goodwill recognized in the Corporation's financial statements at that date. SFAS No. 142 may not be applied retroactively to financial statements of prior periods. The effect of the adoption of SFAS No. 142 on the Corporation's financial position or results of operations has not yet been determined.

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

              The net change in unrealized appreciation or depreciation of investments carried at market value was as follows:

                                                     Periods Ended June 30
                                              ------------------------------------
                                                Second Quarter       Six Months
                                                --------------     ---------------
                                                2001      2000       2001    2000
                                                ----      ----       ----    ----
                                                         (in millions)

     Change in unrealized appreciation or
      depreciation of equity securities...    $ (22.7)  $(26.1)    $(23.0) $(22.1)
     Change in unrealized appreciation or
      depreciation of fixed maturities....     (112.4)    23.5       43.3    97.5
                                              -------   ------     ------  ------
                                               (135.1)    (2.6)      20.3    75.4
     Deferred income tax (credit).........      (47.2)     (.9)       7.1    26.4
     Increase (decrease) in valuation
      allowance...........................          -       .9          -   (26.4)
                                              -------   ------     ------  ------

     Change in unrealized appreciation or
      depreciation of investments, net....    $ (87.9)  $ (2.6)    $ 13.2   $75.4
                                              =======   ======     ======   =====

5)     Earnings Per Share

              The following table sets forth the computation of basic and diluted earnings per share:

                                                   Periods Ended June 30
                                            -----------------------------------
                                            Second Quarter        Six Months
                                            --------------      ---------------
                                            2001      2000      2001      2000
                                            ----      ----      ----      ----
                                                       (in millions,
                                                 except per share amounts)

Basic earnings per share:
  Net income............................... $146.8   $184.6     $321.8   $338.3
                                            ======   ======     ======   ======

  Weighted average number of common
   shares outstanding......................  174.3    175.1      174.6    174.9
                                            ======   ======     ======   ======

  Basic earnings per share................. $  .84   $ 1.05     $ 1.84   $ 1.93
                                            ======   ======     ======   ======

Diluted earnings per share:
  Net income............................... $146.8   $184.6     $321.8   $338.3
                                            ======   ======     ======   ======

  Weighted average number of common
   shares outstanding......................  174.3    175.1      174.6    174.9
  Additional shares from assumed exercise
   of stock-based compensation awards......    3.9      5.1        4.0      3.4
                                            ------   ------     ------   ------

  Weighted average number of common shares
   and potential common shares assumed
   outstanding for computing diluted
   earnings per share......................  178.2    180.2      178.6    178.3
                                            ======   ======     ======   ======

  Diluted earnings per share............... $  .83   $ 1.02     $ 1.80   $ 1.89
                                            ======   ======     ======   ======

6)     Segments Information

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

              Revenues and income before income tax of the operating segments were as follows:

                                                 Periods Ended June 30
                                         ---------------------------------------
                                           Second Quarter        Six Months
                                         ------------------  -------------------
                                           2001      2000      2001      2000
                                         --------  --------  --------  --------
                                                      (in millions)

Revenues
  Property and casualty insurance
    Premiums earned
      Personal insurance............... $  453.6  $  396.4   $  891.1  $  784.7
      Commercial insurance.............    590.7     579.1    1,179.8   1,184.6
      Specialty insurance..............    596.2     544.4    1,190.2   1,042.5
                                        --------  --------   --------  --------
                                         1,640.5   1,519.9    3,261.1   3,011.8

    Investment income..................    229.3     218.7      454.7     439.0
                                        --------  --------   --------  --------

      Total property and casualty
       insurance.......................  1,869.8   1,738.6    3,715.8   3,450.8

  Corporate and other..................     37.9      29.3       79.9      78.3
  Realized investment gains............      6.8       6.1       10.3      11.9
                                        --------  --------   --------  --------

      Total revenues................... $1,914.5  $1,774.0   $3,806.0  $3,541.0
                                        ========  ========   ========  ========


Income (loss) before income tax
  Property and casualty insurance
    Underwriting
      Personal insurance............... $  (39.1) $    3.9   $  (39.8) $   17.5
      Commercial insurance.............    (57.8)    (33.9)    (122.9)   (151.5)
      Specialty insurance..............     41.2      48.1       71.2      91.9
                                        --------  --------   --------  --------
                                           (55.7)     18.1      (91.5)    (42.1)
      Increase in deferred policy
       acquisition costs...............      1.7       3.1       29.9      32.1
                                        --------  --------   --------  --------

      Underwriting income (loss).......    (54.0)     21.2      (61.6)    (10.0)

    Investment income..................    226.8     216.1      447.6     432.1

    Amortization of goodwill and
     other charges.....................     (7.8)    (13.4)     (18.2)    (24.8)
                                        --------  --------   --------  --------

      Total property and casualty
       insurance.......................    165.0     223.9      367.8     397.3

  Corporate and other loss.............     (5.6)     (5.8)      (2.5)    (10.9)
  Realized investment gains............      6.8       6.1       10.3      11.9
                                        --------  --------   --------  --------

      Total income before income tax... $  166.2  $  224.2   $  375.6  $  398.3
                                        ========  ========   ========  ========

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                AND FOR THE QUARTERS ENDED JUNE 30, 2001 AND 2000


SUMMARY OF FINANCIAL RESULTS

       The following is a summary of the Corporation's operating results for the second quarter and six months ended June 30, 2001 and 2000:

                                             Periods Ended June 30
                                    ---------------------------------------
                                     Second Quarter           Six Months
                                    ----------------       ----------------
                                    2001        2000       2001       2000
                                    ----        ----       ----       ----
                                                 (in millions)

PROPERTY AND CASUALTY INSURANCE
 Underwriting
  Net Premiums Written........... $1,638.0    $1,530.6   $3,370.9    $3,119.9
  Decrease (Increase) in
   Unearned Premiums.............      2.5       (10.7)    (109.8)     (108.1)
                                  --------    --------   --------    --------
     Premiums Earned.............  1,640.5     1,519.9    3,261.1     3,011.8
                                  --------    --------   --------    --------
  Claims and Claim Expenses......  1,143.1       996.8    2,224.1     2,024.2
  Operating Costs and Expenses...    545.9       498.4    1,114.3     1,016.4
  Increase in Deferred Policy
   Acquisition Costs.............     (1.7)       (3.1)     (29.9)      (32.1)
  Dividends to Policyholders.....      7.2         6.6       14.2        13.3
                                  --------    --------   --------    --------
  Underwriting Income (Loss).....    (54.0)       21.2      (61.6)      (10.0)
                                  --------    --------   --------    --------

 Investments
  Investment Income Before
   Expenses......................    229.3       218.7      454.7       439.0
  Investment Expenses............      2.5         2.6        7.1         6.9
                                  --------    --------   --------    --------
  Investment Income..............    226.8       216.1      447.6       432.1
                                  --------    --------   --------    ---------

 Amortization of Goodwill and
  Other Charges..................     (7.8)      (13.4)     (18.2)      (24.8)
                                  --------    --------   --------    --------

 Property and Casualty Income....    165.0       223.9      367.8       397.3

CORPORATE AND OTHER..............     (5.6)       (5.8)      (2.5)      (10.9)
                                  --------    --------   --------    --------

CONSOLIDATED OPERATING INCOME
 BEFORE INCOME TAX...............    159.4       218.1      365.3       386.4

Federal and Foreign Income Tax...     17.0        37.4       50.2        55.8
                                  --------    --------   --------    --------

CONSOLIDATED OPERATING INCOME....    142.4       180.7      315.1       330.6

REALIZED INVESTMENT GAINS
 AFTER INCOME TAX................      4.4         3.9        6.7         7.7
                                  --------    --------   --------    --------

CONSOLIDATED NET INCOME.......... $  146.8    $  184.6   $  321.8    $  338.3
                                  ========    ========   ========    ========

PROPERTY AND CASUALTY INVESTMENT
 INCOME AFTER INCOME TAX......... $  188.0    $  180.8   $  372.6    $  362.1
                                  ========    ========   ========    ========

PROPERTY AND CASUALTY INSURANCE

       Earnings from our property and casualty business were lower in the first six months and second quarter of 2001 compared with the same periods of 2000. The lower earnings in 2001 were due to a deterioration in underwriting results caused in large part by substantially higher catastrophe losses. Investment income increased modestly in the first six months of 2001 compared with 2000. Property and casualty income before taxes amounted to $367.8 million in the first six months of 2001 and $165.0 million in the second quarter compared with $397.3 million and $223.9 million, respectively, in 2000.

       Net premiums written were $3.4 billion in the first six months of 2001, an increase of 8.0% compared with the same period in 2000. Net premiums written were $1.6 billion in the second quarter of 2001, an increase of 7.0% over the comparable period of 2000. U.S. premiums grew 8.2% in the first six months of 2001 and 6.1% in the second quarter. Substantial premium growth was achieved outside the United States in 2001. Non-U.S. premiums grew about 16% in local currencies in both the first six months and second quarter. However, due to the strength of the U.S. dollar, reported non-U.S. premium growth was 7.1% in the first six months of 2001 and 11.5% in the second quarter.

       Premium growth in personal lines remained strong. Competition in the worldwide marketplace has made profitable premium growth difficult in the commercial classes, which include multiple peril, casualty, workers' compensation and property and marine. However, our strategy to increase the pricing in these classes continued to show success, resulting in premium growth of 6.4% for these classes in the second quarter of 2001 compared with flat premiums in the first quarter. Premium growth in the specialty lines was restricted in 2001, particularly in the second quarter, primarily due to the lack of growth in our executive protection business caused by our writing fewer multi-year policies as well as our pricing and pruning initiative.

       Underwriting results were unprofitable in the first six months and second quarter of 2001 compared with near breakeven results in the first six months of 2000 and profitable results in the second quarter of 2000. Our combined loss and expense ratio was 101.7% in the first six months of 2001 and 103.5% in the second quarter compared with 100.2% and 98.6%, respectively, in 2000.

       The loss ratio was 68.5% for the first six months of 2001 and 70.0% for the second quarter compared with 67.5% and 65.9%, respectively, in the prior year. The loss ratios in both years, but more so in 2001, were adversely affected by catastrophe losses. Catastrophe losses during the first six months of 2001 amounted to $91.8 million which represented 2.8 percentage points of the loss ratio compared with $54.6 million or 1.8 percentage points in 2000. Catastrophe losses for the second quarter of 2001 amounted to $80.3 million or
4.9 percentage points of the loss ratio compared with $24.3 million or 1.6 percentage points in 2000. The catastrophe losses in both years resulted primarily from storms in the United States, particularly tropical storm Allison in the second quarter of 2001.

       Our expense ratio was 33.2% for the first six months of 2001 and 33.5% for the second quarter compared with 32.7% for both periods in the prior year. The increase in the expense ratio in 2001 was due to overhead expenses growing at a higher rate than written premiums as well as slightly higher commission expenses.

       Underwriting results during 2001 and 2000 by class of business were as follows:


                                              Six Months Ended June 30
                                       ---------------------------------------
                                         Net Premiums       Combined Loss and
                                           Written           Expense Ratios
                                       ---------------      ------------------
                                       2001       2000       2001     2000
                                       ----       ----       ----     ----
                                        (in millions)

Personal Insurance
  Automobile........................ $  231.7   $  192.0      97.5%    94.9%
  Homeowners........................    507.1      443.3     115.6    106.2
  Other.............................    217.8      196.4      75.0     72.5
                                     --------   --------     -----    -----
      Total Personal................    956.6      831.7     102.1     95.8
                                     --------   --------     -----    -----

Commercial Insurance
  Multiple Peril....................    373.4      358.1     105.1    111.4
  Casualty..........................    381.4      393.9     110.9    116.5
  Workers' Compensation.............    180.2      165.7      94.2    104.4
  Property and Marine...............    272.5      254.2     123.8    116.0
                                     --------   --------     -----    -----
      Total Commercial..............  1,207.5    1,171.9     109.6    113.2
                                     --------   --------     -----    -----

Specialty Insurance
  Executive Protection..............    648.6      626.7      92.2     83.7
  Financial Institutions............    292.9      256.5      93.3     87.9
  Other.............................    265.3      233.1      97.5    105.5
                                     --------   --------     -----    -----
      Total Specialty...............  1,206.8    1,116.3      93.6     89.1
                                     --------   --------     -----    -----

      Total......................... $3,370.9   $3,119.9     101.7%   100.2%
                                     ========   ========     =====    =====


                                                Quarter Ended June 30
                                       ---------------------------------------
                                         Net Premiums       Combined Loss and
                                           Written           Expense Ratios
                                       ---------------      ------------------
                                       2001       2000       2001     2000
                                       ----       ----       ----     ----
                                        (in millions)

Personal Insurance
  Automobile........................ $  125.1   $  103.3      98.3%    92.7%
  Homeowners........................    283.6      245.8     117.0    102.7
  Other.............................    119.3      106.1      76.4     75.3
                                     --------   --------     -----    -----
      Total Personal................    528.0      455.2     103.4     94.1
                                     --------   --------     -----    -----

Commercial Insurance
  Multiple Peril....................    168.9      165.8     105.9    111.4
  Casualty..........................    175.9      171.5     111.8    112.5
  Workers' Compensation.............     72.0       64.7      95.4    101.0
  Property and Marine...............    127.5      109.5     134.8    110.8
                                     --------   --------     -----    -----
      Total Commercial..............    544.3      511.5     112.8    110.4
                                     --------   --------     -----    -----

Specialty Insurance
  Executive Protection..............    318.8      321.4      93.9     83.6
  Financial Institutions............    132.8      121.1      85.3     83.6
  Other.............................    114.1      121.4     107.1    113.3
                                     --------   --------     -----    -----
      Total Specialty...............    565.7      563.9      94.7     90.1
                                     --------   --------     -----    -----

      Total......................... $1,638.0   $1,530.6     103.5%    98.6%
                                     ========   ========     =====    =====

  PERSONAL INSURANCE

       Premiums from personal insurance coverages, which represent 28% of the premiums written by our property and casualty subsidiaries, increased by 15.0% in the first six months of 2001 and 16.0% in the second quarter compared with the similar periods in 2000. Our in-force policy count for automobile, homeowners and other personal coverages continued to grow significantly.

       Our personal insurance business produced modestly unprofitable underwriting results in 2001 compared with profitable results in 2000. The combined loss and expense ratios were 102.1% for the first six months of 2001 and 103.4% for the second quarter compared with 95.8% and 94.1%, respectively, in 2000.

       Homeowners results were unprofitable in both years, but more so in 2001. The deterioration in 2001 was due to a higher frequency of non-catastrophe losses, particularly large losses, as well as rate deficiencies in a number of states. Catastrophe losses represented 7.0 percentage points of the loss ratio for this class in the first six months of 2001 and 11.2 percentage points in the second quarter compared with 11.7 percentage points and 10.4 percentage points, respectively, in 2000. Homeowners results outside the United States improved in 2001 but remained unprofitable as we are still building the critical mass necessary to absorb the costs of operating the franchise.

       Our automobile business produced somewhat less profitable results in 2001 compared with 2000 due in part to higher catastrophe losses in the second quarter.

       Other personal coverages, which include insurance for personal valuables and excess liability, produced highly profitable results in both years due to continued favorable loss experience.

  COMMERCIAL INSURANCE

       Premiums from commercial insurance, which represent 36% of our total writings, increased by 3.0% in the first six months of 2001 and 6.4% in the second quarter compared with the similar periods in 2000. In late 1998, we put in place a strategy to renew good business at adequate prices and not renew underperforming accounts where we could not attain price adequacy. The increase in premiums in the second quarter of 2001 was due to the near completion of the pruning process. Retention levels in the first six months of 2001 improved modestly from year ago levels but remained below historical levels. On the business that was renewed, rate increases remained firm but the level of rate increases flattened in the second quarter. Renewal rates in the U.S. were up approximately 15% in the quarter, the same increase as in the first quarter.

       Our commercial insurance underwriting results remained unprofitable in the first six months of 2001 but showed significant improvement compared with 2000, despite substantially higher catastrophe losses. The combined loss and expense ratio was 109.6% for the first six months of 2001 and 112.8% for the second quarter compared with 113.2% and 110.4%, respectively, in 2000. Results improved in all segments of this business other than property and marine. Such improvement was due in large part to the cumulative effect of the pricing increases and more stringent risk selection in recent years.

       Multiple peril results remained unprofitable in 2001. However, results improved considerably compared with the results in 2000, primarily in the liability component of this business. Results in the property component were similar in the first six months of both years as a reduction in non-catastrophe losses in 2001 was substantially offset by an increase in catastrophe losses. Catastrophe losses represented 6.3 percentage points of the loss ratio for this class in the first six months of 2001 and 11.7 points in the second quarter. There were virtually no catastrophe losses for this class in the same periods of 2000.

       Results for our casualty business also improved considerably in the first six months of 2001 compared with the prior year, but remained unprofitable. The improvement was primarily in the automobile component of the casualty coverages due to a lower frequency of losses. Results in the primary liability component also improved. The excess liability component produced unprofitable results in 2001 compared with near breakeven results in 2000. Casualty results were adversely affected in both years, but more so in 2001, by incurred losses related to asbestos and toxic waste claims.

       Workers' compensation results were profitable in 2001 compared with modestly unprofitable results in 2000. The substantial improvement in 2001 was due to a lower frequency of losses.

       Property and marine results were highly unprofitable in both years, but more so in 2001. Results in the first six months of both years were adversely affected by large losses, both in the United States and overseas. The deterioration in 2001 was due to substantially higher catastrophe losses and a number of large losses in the second quarter. Results in the second quarter of 2001 included five losses that represented approximately 24 percentage points of the loss ratio for this class for the quarter. Catastrophe losses represented
9.4 percentage points of the loss ratio for this class in the first six months of 2001 and 17.7 percentage points in the second quarter compared with 1.9 percentage points and 2.1 percentage points, respectively, in 2000.

  SPECIALTY INSURANCE

       Premiums from specialty commercial insurance, which represent 36% of our total writings, increased by 8.1% in the first six months of 2001 and 0.3% in the second quarter compared with the same periods in 2000. Our strategy of working closely with our customers and our ability to differentiate our products continue to enable us to renew a considerable percentage of our executive protection and financial institutions business. Financial institutions had solid premium growth of 14.2% in the first six months of 2001 and 9.7% in the second quarter. Executive protection, however, had premium growth of only 3.5% in the first six months of 2001 with no growth in the second quarter due to our writing fewer multi-year policies and a slowdown in new business opportunities. In addition, recent trends in claim severity indicated a need for higher rates and improved policy terms. As a result, we have implemented a program to increase the pricing on this business and to not renew accounts where we cannot attain price adequacy. Executive protection earned premiums increased by 12.8% in the first six months of 2001 and 11.2% in the second quarter, reflecting higher rates on business renewed.

       Growth in our other specialty insurance business is significantly affected by Chubb Re, our reinsurance business that began operations in 1999. In the first quarter of 2001, premiums written through Chubb Re increased 87% whereas in the second quarter such premiums were at about the same level as the comparable period in 2000.

       Our specialty commercial business produced less profitable underwriting results in 2001 compared with the highly profitable results in 2000. The combined loss and expense ratio was 93.6% for the first six months of 2001 and 94.7% for the second quarter compared with 89.1% and 90.1%, respectively, in 2000.

       Executive protection results were profitable in 2001 and 2000 on business worldwide due to favorable development of prior year loss reserves, particularly in the directors and officers liability and fiduciary liability components. However, profit margins have narrowed in the most recent accident years. Employment practice liability results were unprofitable in both years. Executive protection results in the second quarter of 2001 were also adversely affected by several large fidelity losses.

       Our financial institutions business also produced profitable results in 2001 and 2000, but more so in 2000. Both years benefited from favorable loss experience in the fidelity component. Results in 2001 in the standard commercial business written on financial institutions were adversely affected by one $10 million property loss, net of reinsurance, in the first quarter.

       Results in our other specialty classes were profitable in the first six months of 2001 compared with unprofitable results in 2000. Results improved in both our surety and accident lines of business. Surety results in 2000 were adversely affected by one large loss in the second quarter. Business written through Chubb Re produced a modest underwriting loss in 2001 and 2000.

  LOSS RESERVES

       Gross loss reserves were $11,929.6 million and $11,904.6 million at June 30, 2001 and December 31, 2000, respectively. Reinsurance recoverables on such loss reserves were $1,765.0 million and $1,853.3 million at June 30, 2001 and December 31, 2000, respectively.

       Loss reserves, net of reinsurance recoverable, increased by $113.3 million during the first six months of 2001. Loss reserves for personal insurance and specialty insurance increased during the period while loss reserves for commercial insurance decreased by $126.4 million. Such decrease reflects the significant exposure reductions of the past three years and improved accident year results.

       Losses incurred related to asbestos and toxic waste claims were $30.3 million in the first six months of 2001 and $14.1 million for the same period in 2000.

  INVESTMENTS

       Investment income after taxes increased by 2.9% in the first six months of 2001 and 4.0% in the second quarter compared with the same periods in 2000. The growth in investment income in 2001 was due to an increase in invested assets since the second quarter of 2000 offset in part by lower investment yields. The effective tax rate on investment income increased to 16.8% in the first six months of 2001 from 16.2% in the comparable period in 2000 due to holding a somewhat larger proportion of our investment portfolio in taxable fixed income securities.

       During the first six months of 2001, new cash available for investment was invested in taxable bonds.

       The property and casualty subsidiaries maintain sufficient investments in highly liquid, short term securities at all times to provide for immediate cash needs.

CORPORATE AND OTHER

       Corporate and other includes investment income earned on corporate invested assets, interest expense and other expenses not allocable to the operating subsidiaries, and the results of our real estate and other non-insurance subsidiaries. Corporate and other produced a loss before taxes of $2.5 million in the first six months of 2001 compared with a loss of $10.9 million in the first six months of 2000. The improvement was primarily due to higher invest-ment income on corporate assets and earnings in the first quarter from Chubb Financial Solutions, our financial services business that began operations in 2000. Chubb Financial Solutions produced a modest loss in the second quarter.

INVESTMENT GAINS AND LOSSES

       Decisions to sell securities are governed principally by considerations of investment opportunities and tax consequences. As a result, realized investment gains and losses may vary significantly from period to period. Net realized investment gains before taxes were $10.3 million in the first six months of 2001 compared with net gains of $11.9 million for the same period in 2000.

CAPITAL RESOURCES

       In July 1998, the Board of Directors authorized the purchase of up to 12,500,000 shares of the Corporation's common stock. In June 2001, the Board of Directors authorized the purchase of up to an additional 16,000,000 shares. The 1998 authorization has no expiration while the 2001 authorization will expire on June 30, 2003. In the first six months of 2001, the Corporation purchased 3,889,800 shares in open-market transactions at a cost of $280.6 million. As of June 30, 2001, 3,287,100 shares remained under the 1998 share purchase authorization and 14,448,100 shares remained under the 2001 authorization.

       The Corporation's $200 million short term revolving credit facility, which was to have terminated on July 4, 2001, was extended to July 2, 2002. There have been no borrowings under this agreement.

FORWARD LOOKING INFORMATION

       Certain statements in this document may be considered to be "forward looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995, such as statements that include words or phrases "will result," "is expected to," "will continue," or similar expressions. Such statements are subject to certain risks and uncertainties. The factors which could cause actual results to differ materially from those suggested by any such statements include, but are not limited to, those discussed or identified from time to time in the Corporation's public filings with the Securities and Exchange Commission and specifically to: risks or uncertainties associated with the Corporation's expectations with respect to business retention or non-renewal of underpriced insurance accounts, as well as with respect to its profitability or growth estimates overall or by line of business or by region; and, more generally, to: general economic conditions including changes in interest rates and the performance of the financial markets, changes in domestic and foreign laws, regulations and taxes, currency fluctuation, changes in competition and pricing environments, regional or general changes in asset valuations, the occurrence of significant weather-related or other natural disasters, the inability to reinsure certain risks economically, the adequacy of loss reserves, as well as general market conditions, competition, pricing and restructurings.

                           PART II. OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended June 30, 2001.






                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, The Chubb Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        THE CHUBB CORPORATION

                                            (Registrant)



                                        By:  Henry B. Schram
                                            -----------------------------------
                                             Henry B. Schram
                                             Senior Vice-President and
                                              Chief Accounting Officer


Date: August 13, 2001