Form 10-Q
period 2001-09-30
CHUBB CORP
filed 2001-11-14
CIK 20171

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                Washington, D. C.

                                      20549

                                    FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the quarterly period ended       September 30, 2001
                              -------------------------------
                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the transition period from                to
                              ----------------  --------------

Commission file number    1-8661
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

                   YES       X          NO
                      ---------------     ---------------


     The number of shares of common stock outstanding as of October 31, 2001 was 169,790,975.

                              THE CHUBB CORPORATION
                                      INDEX

                                                                     Page Number
Part I.   Financial Information:

  Item 1 - Financial Statements:

    Consolidated Balance Sheets as of
     September 30, 2001 and December 31, 2000.....................        1


    Consolidated Statements of Income for the
     Three Months and Nine Months Ended
     September 30, 2001 and 2000..................................        2


    Consolidated Statements of Comprehensive Income
     for the Three Months and Nine Months Ended
     September 30, 2001 and 2000..................................        3


    Consolidated Statements of Cash Flows for the
     Nine Months Ended September 30, 2001 and 2000................        4


    Notes to Consolidated Financial Statements....................        5


  Item  2 - Management's Discussion and Analysis
    of Financial Condition and Results of Operations..............        9


Part II.  Other Information:

  Item 1 - Legal Proceedings......................................       19

  Item 6 - Exhibits and Reports on Form 8-K.......................       19

                              THE CHUBB CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                             Sept. 30,    Dec. 31,
                                                                2001        2000
                                                             --------     --------
                                                                  (in millions)
Assets

  Invested Assets

    Short Term Investments...............................    $   556.3   $   605.6
    Fixed Maturities
      Held-to-Maturity - Tax Exempt (market $1,345.2
       and $1,564.7).....................................      1,268.7     1,496.1
      Available-for-Sale
       Tax Exempt (cost $8,085.5 and $8,053.8)...........      8,555.9     8,380.5
       Taxable (cost $6,236.4 and $5,666.6)..............      6,407.2     5,687.8
    Equity Securities (cost $821.3 and $839.8)...........        771.6       830.6
                                                             ---------   ---------
           TOTAL INVESTED ASSETS.........................     17,559.7    17,000.6
  Cash...................................................         19.5        22.4
  Securities Lending Collateral..........................        395.9       451.1
  Accrued Investment Income..............................        245.6       246.8
  Premiums Receivable....................................      1,592.3     1,409.8
  Reinsurance Recoverable on Unpaid Claims
   and Claim Expenses....................................      4,198.4     1,853.3
  Prepaid Reinsurance Premiums...........................        321.8       246.0
  Deferred Policy Acquisition Costs......................        904.2       842.0
  Real Estate Assets.....................................        668.4       677.1
  Deferred Income Tax....................................        568.8       501.0
  Goodwill...............................................        472.4       487.3
  Other Assets...........................................      1,279.7     1,289.3
                                                             ---------   ---------
           TOTAL ASSETS..................................    $28,226.7   $25,026.7
                                                             =========   =========

Liabilities

  Unpaid Claims and Claim Expenses.......................    $15,094.4   $11,904.6
  Unearned Premiums......................................      3,786.6     3,516.3
  Securities Lending Payable.............................        395.9       451.1
  Short Term Debt........................................        101.1           -
  Long Term Debt.........................................        755.3       753.8
  Dividend Payable to Shareholders.......................         57.6        57.8
  Accrued Expenses and Other Liabilities.................      1,390.3     1,361.4
                                                             ---------   ---------
           TOTAL LIABILITIES.............................     21,581.2    18,045.0
                                                             ---------   ---------

Shareholders' Equity

  Common Stock - $1 Par Value; 179,924,569 and
   178,833,278 Shares....................................        179.9       178.8
  Paid-In Surplus........................................        532.0       466.0
  Retained Earnings......................................      6,398.6     6,492.6
  Accumulated Other Comprehensive Income
   Unrealized Appreciation of Investments, Net of Tax....        384.5       220.1
   Foreign Currency Translation Losses, Net of Tax.......        (80.6)      (68.5)
  Receivable from Employee Stock Ownership Plan..........        (55.9)      (62.5)
  Treasury Stock, at Cost - 10,524,354 and
   3,914,105 Shares......................................       (713.0)     (244.8)
                                                             ---------   ---------
           TOTAL SHAREHOLDERS' EQUITY....................      6,645.5     6,981.7
                                                             ---------   ---------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY....    $28,226.7   $25,026.7
                                                             =========   =========

See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                           PERIODS ENDED SEPTEMBER 30


                                             Third Quarter         Nine Months
                                             --------------      ---------------
                                             2001      2000      2001      2000
                                             ----      ----      ----      ----
                                                       (in millions)
Revenues
  Premiums Earned.......................   $1,684.4  $1,550.1  $4,945.5  $4,561.9
  Investment Income.....................      244.4     240.8     737.5     712.3
  Real Estate and Other Revenues........       25.0      31.8      66.5      77.6
  Realized Investment Gains.............        2.5      35.8      12.8      47.7
                                           --------  --------  --------  --------
         Total Revenues.................    1,956.3   1,858.5   5,762.3   5,399.5
                                           --------  --------  --------  --------
Claims and Expenses
  Insurance Claims and Claim Expenses...    1,772.4   1,032.6   3,996.5   3,056.8
  Amortization of Deferred Policy
   Acquisition Costs....................      433.9     410.7   1,317.1   1,219.9
  Other Insurance Operating Costs
   and Expenses.........................      130.4     116.6     364.0     329.8
  Real Estate and Other Expenses........       25.2      19.4      65.1      66.9
  Investment Expenses...................        3.6       3.0      11.8      11.5
  Corporate Expenses....................       18.2      19.1      59.6      59.2
                                           --------  --------  --------  --------
         Total Claims and Expenses......    2,383.7   1,601.4   5,814.1   4,744.1
                                           --------  --------  --------  --------
Income (Loss) Before Federal
 and Foreign Income Tax.................     (427.4)    257.1     (51.8)    655.4
Federal and Foreign Income Tax (Credit).     (188.4)     49.2    (134.6)    109.2
                                           --------  --------  --------  --------
Net Income (Loss).......................   $ (239.0) $  207.9  $   82.8  $  546.2
                                           ========  ========  ========  ========
Average Common Shares Outstanding.......      170.6     173.6     173.3     174.5
Average Common and Potentially Dilutive
 Shares Outstanding.....................      170.6     177.9     177.0     178.1

Net Income (Loss) Per Share

 Basic..................................     $(1.40)    $1.20     $ .48     $3.13
 Diluted................................      (1.40)     1.17       .47      3.06

Dividends Declared Per Share............        .34       .33      1.02       .99











See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           PERIODS ENDED SEPTEMBER 30


                                               Third Quarter         Nine Months
                                             ------------------    -----------------
                                               2001        2000       2001     2000
                                               ----        ----       ----     ----
                                                           (in millions)

Net Income (Loss)........................    $(239.0)     $207.9     $ 82.8   $546.2
                                             -------      ------     ------   ------
Other Comprehensive Income (Loss)
  Change in Unrealized Appreciation or
   Depreciation of Investments,
   Net of Tax............................      151.2        99.2      164.4    174.6
  Foreign Currency Translation Gains
   (Losses), Net of Tax .................         .8       (15.3)     (12.1)   (27.0)
                                             -------      ------     ------   ------
                                               152.0        83.9      152.3    147.6
                                             -------      ------     ------   ------

Comprehensive Income (Loss)..............    $ (87.0)     $291.8     $235.1   $693.8
                                             =======      ======     ======   ======












See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30

                                                               2001        2000
                                                               ----        ----
                                                                  (in millions)
Cash Flows from Operating Activities
  Net Income............................................    $    82.8   $   546.2
   Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities
     Increase in Unpaid Claims and Claim Expenses, Net..        844.7       228.0
     Increase in Unearned Premiums, Net.................        194.5       165.8
     Increase in Premiums Receivable....................       (182.5)     (117.3)
     Increase in Reinsurance Premiums Payable...........         73.9        32.3
     Increase in Deferred Policy Acquisition Costs......        (62.2)      (46.5)
     Change in Deferred Federal Income Tax..............       (151.2)      (15.9)
     Depreciation.......................................         68.6        60.1
     Realized Investment Gains..........................        (12.8)      (47.7)
     Other, Net.........................................         44.6       (40.7)
                                                            ---------   ---------
  Net Cash Provided by Operating Activities.............        900.4       764.3
                                                            ---------   ---------
Cash Flows from Investing Activities
  Proceeds from Sales of Fixed Maturities...............      2,794.5     1,475.2
  Proceeds from Maturities of Fixed Maturities..........        963.7       645.0
  Proceeds from Sales of Equity Securities..............        229.2       291.9
  Proceeds from Sale of Interest in
   Associated Aviation Underwriters, Inc................            -        55.0
  Purchases of Fixed Maturities.........................     (4,129.3)   (2,564.8)
  Purchases of Equity Securities........................       (210.6)     (396.2)
  Decrease in Short Term Investments, Net...............         49.3        97.8
  Increase in Net Payable from Security
   Transactions Not Settled.............................         41.0        24.8
  Purchases of Property and Equipment, Net..............       (127.5)      (95.9)
  Other, Net............................................         (3.3)       (4.5)
                                                            ---------   ----------
  Net Cash Used in Investing Activities.................       (393.0)     (471.7)
                                                            ---------   ---------
Cash Flows from Financing Activities
  Increase in Short Term Debt, Net......................        101.1           -
  Repayment of Long Term Debt...........................         (2.1)       (5.3)
  Proceeds from Issuance of Common Stock Under
   Incentive and Purchase Plans.........................        115.6        68.8
  Repurchase of Shares..................................       (554.5)     (189.7)
  Dividends Paid to Shareholders........................       (177.0)     (171.5)
  Other, Net............................................          6.6         8.6
                                                            ---------   ---------
  Net Cash Used in Financing Activities.................       (510.3)     (289.1)
                                                            ---------   ---------
Net Increase (Decrease) in Cash.........................         (2.9)        3.5

Cash at Beginning of Year...............................         22.4        22.7
                                                            ---------   ---------
  Cash at End of Period.................................    $    19.5   $    26.2
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

3)   Accounting Pronouncements Not Yet Adopted

          In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method.

          Under SFAS No. 142, goodwill will no longer be amortized but rather will be tested at least annually for impairment. The provisions of SFAS No. 142 shall be effective for the Corporation for the year beginning January 1, 2002. The Statement shall be applied to all goodwill recognized in the Corporation's financial statements at that date. SFAS No. 142 may not be applied retroactively to financial statements of prior periods. The elimination of goodwill amortization is expected to result in an increase in net income in 2002 of approximately $20 million. The Corporation is in the process of assessing the effect, if any, that the implementation of the other provisions of SFAS No. 142 will have on its financial position or results of operations.

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

          The net change in unrealized appreciation or depreciation of investments carried at market value was as follows:

                                                  Periods Ended September 30
                                              -------------------------------------
                                               Third Quarter        Nine Months
                                               --------------     -----------------
                                               2001      2000       2001      2000
                                               ----      ----       ----      ----
                                                        (in millions)
     Change in unrealized appreciation or
      depreciation of equity securities...    $(17.5)  $  (.1)    $(40.5)   $(22.2)
     Change in unrealized appreciation or
      depreciation of fixed maturities....     250.0    132.7      293.3     230.2
                                              ------   ------     ------    ------
                                               232.5    132.6      252.8     208.0
     Deferred income tax..................      81.3     46.4       88.4      72.8
     Decrease in valuation allowance......         -    (13.0)         -     (39.4)
                                              ------   ------     ------    ------
     Change in unrealized appreciation or
      depreciation of investments, net....    $151.2   $ 99.2     $164.4    $174.6
                                              ======   ======     ======    ======

5)   Earnings Per Share

          The following table sets forth the computation of basic and diluted earnings per share:

                                                   Periods Ended September 30
                                               -----------------------------------
                                               Third Quarter         Nine Months
                                               --------------      ---------------
                                               2001      2000      2001      2000
                                               ----      ----      ----      ----
                                                          (in millions,
                                                    except per share amounts)
Basic earnings per share:
  Net income (loss).......................    $(239.0)  $207.9     $ 82.8   $546.2
                                              =======   ======     ======   ======
  Weighted average number of common
   shares outstanding.....................      170.6    173.6      173.3    174.5
                                              =======   ======     ======   ======
  Basic earnings (loss) per share.........    $ (1.40)  $ 1.20     $  .48   $ 3.13
                                              =======   ======     ======   ======
Diluted earnings per share:
  Net income (loss).......................    $(239.0)  $207.9     $ 82.8   $546.2
                                              =======   ======     ======   ======
  Weighted average number of common
   shares outstanding.....................      170.6    173.6      173.3    174.5
  Additional shares from assumed exercise
   of stock-based compensation awards.....          -      4.3        3.7      3.6
                                               -------   ------     ------   ------
  Weighted average number of common shares
   and potential common shares assumed
   outstanding for computing diluted
   earnings per share.....................      170.6    177.9      177.0    178.1
                                              =======   ======     ======   ======
  Diluted earnings (loss) per share.......    $ (1.40)  $ 1.17     $  .47   $ 3.06
                                              =======   ======     ======   ======

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

          Revenues and income before income tax of the operating segments were as follows:

                                                     Periods Ended September 30
                                            --------------------------------------------
                                               Third Quarter             Nine Months
                                            ------------------      --------------------
                                              2001        2000        2001        2000
                                            --------    --------    --------    --------
                                                           (in millions)
Revenues
  Property and casualty insurance
    Premiums earned
      Personal insurance...............    $  471.4    $  414.0     $1,362.5    $1,198.7
      Commercial insurance.............       577.9       583.7      1,757.7     1,768.3
      Specialty insurance..............       635.1       552.4      1,825.3     1,594.9
                                           --------    --------     --------    --------
                                            1,684.4     1,550.1      4,945.5     4,561.9
    Investment income..................       229.5       223.7        684.2       662.7
                                           --------    --------     --------    --------
      Total property and casualty
       insurance.......................     1,913.9     1,773.8      5,629.7     5,224.6

  Corporate and other..................        39.9        48.9        119.8       127.2
  Realized investment gains............         2.5        35.8         12.8        47.7
                                           --------    --------     --------    --------
      Total revenues...................    $1,956.3    $1,858.5     $5,762.3    $5,399.5
                                           ========    ========     ========    ========

Income (loss) before income tax
  Property and casualty insurance
    Underwriting
      Personal insurance...............    $  (33.7)   $   31.4     $  (73.5)   $   48.9
      Commercial insurance.............      (122.7)      (72.4)      (245.6)     (223.9)
      Specialty insurance..............      (504.2)       31.5       (433.0)      123.4
                                           --------    --------     --------    --------
                                             (660.6)       (9.5)      (752.1)      (51.6)
      Increase in deferred policy
       acquisition costs...............        32.3        14.4         62.2        46.5
                                           --------    --------     --------    --------
      Underwriting income (loss).......      (628.3)        4.9       (689.9)       (5.1)

    Investment income..................       226.2       220.8        673.8       652.9

    Amortization of goodwill and
     other charges.....................       (24.0)      (14.7)       (42.2)      (39.5)
                                           --------    --------     --------    --------
      Total property and casualty
       insurance.......................      (426.1)      211.0        (58.3)      608.3

  Corporate and other..................        (3.8)       10.3         (6.3)        (.6)
  Realized investment gains............         2.5        35.8         12.8        47.7
                                           --------    --------     --------    --------
      Total income (loss) before
       income tax......................    $ (427.4)   $  257.1     $  (51.8)   $  655.4
                                           ========    ========     ========    ========

          Property and casualty results in the third quarter of 2001 included an underwriting loss of $635.0 million from the September 11 attack in the United States, comprising $20.0 million in personal insurance, $99.0 million in commercial insurance and $516.0 million in specialty insurance.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
             AND FOR THE QUARTERS ENDED SEPTEMBER 30, 2001 AND 2000

SUMMARY OF FINANCIAL RESULTS

     The Corporation's operating results deteriorated significantly in 2001 compared with the prior year due to costs of $645 million, or $420 million after tax, in the third quarter related to the September 11 attack in the United States. The following is a summary of our operating results for the nine months and third quarter ended September 30, 2001 and 2000. The summary also presents our 2001 operating results excluding the impact of the September 11 attack and shows the impact of the September 11 attack separately.

                                           Nine Months Ended September 30
                                      ------------------------------------------
                                                    2001                   2000
                                      -------------------------------      ----
                                                            Excluding
                                                 Impact of  Impact of
                                                  Sept. 11   Sept. 11
                                      Total       Attack      Attack      Total
                                      ------     ---------  ---------     ------
                                                   (in millions)
PROPERTY AND CASUALTY INSURANCE
 Underwriting
  Net Premiums Written...........   $5,140.0    $   30.0    $5,110.0    $4,727.7
  Increase in Unearned Premiums..     (194.5)                 (194.5)     (165.8)
                                    --------    --------    --------    --------
     Premiums Earned.............    4,945.5        30.0     4,915.5     4,561.9
                                    --------    --------    --------    --------
  Claims and Claim Expenses......    3,996.5       665.0     3,331.5     3,056.8
  Operating Costs and Expenses...    1,680.0                 1,680.0     1,536.8
  Increase in Deferred Policy
   Acquisition Costs.............      (62.2)                  (62.2)      (46.5)
  Dividends to Policyholders.....       21.1                    21.1        19.9
                                    --------    --------    --------    --------
  Underwriting Loss..............     (689.9)     (635.0)      (54.9)       (5.1)
                                    --------    --------    --------    --------
 Investments
  Investment Income Before
   Expenses......................      684.2                   684.2       662.7
  Investment Expenses............       10.4                    10.4         9.8
                                    --------    --------    --------    --------
  Investment Income..............      673.8                   673.8       652.9
                                    --------    --------    --------    --------
 Amortization of Goodwill and
  Other Charges..................      (42.2)      (10.0)      (32.2)      (39.5)
                                    --------    ---------   --------    --------
 Property and Casualty Income
  (Loss).........................      (58.3)     (645.0)      586.7       608.3

CORPORATE AND OTHER..............       (6.3)                   (6.3)        (.6)
                                    ---------   ---------   --------    --------
CONSOLIDATED OPERATING INCOME
 (LOSS) BEFORE INCOME TAX........      (64.6)     (645.0)      580.4       607.7

Federal and Foreign Income Tax
  (Credit).......................     (139.1)     (225.0)       85.9        92.5
                                    --------    ---------   --------    --------
CONSOLIDATED OPERATING INCOME....       74.5      (420.0)      494.5       515.2

REALIZED INVESTMENT GAINS
 AFTER INCOME TAX................        8.3                     8.3        31.0
                                    --------    --------    --------    --------
CONSOLIDATED NET INCOME..........   $   82.8    $ (420.0)   $  502.8    $  546.2
                                    ========    ========    ========    ========
PROPERTY AND CASUALTY INVESTMENT
 INCOME AFTER INCOME TAX.........   $  559.9                            $  546.8
                                    ========                            ========

                                           Three Months Ended September 30
                                    --------------------------------------------
                                                    2001                  2000
                                    ---------------------------------    -----
                                                            Excluding
                                                Impact of   Impact of
                                                 Sept. 11    Sept. 11
                                      Total       Attack      Attack      Total
                                    ----------  ---------    ---------   -------
                                                   (in millions)
PROPERTY AND CASUALTY INSURANCE
 Underwriting
  Net Premiums Written...........   $1,769.1    $   30.0    $1,739.1    $1,607.8
  Increase in Unearned Premiums..      (84.7)                  (84.7)      (57.7)
                                    --------    --------    --------    --------
     Premiums Earned.............    1,684.4        30.0     1,654.4     1,550.1
                                    --------    --------    --------    --------
  Claims and Claim Expenses......    1,772.4       665.0     1,107.4     1,032.6
  Operating Costs and Expenses...      565.7                   565.7       520.4
  Increase in Deferred Policy
   Acquisition Costs.............      (32.3)                  (32.3)      (14.4)
  Dividends to Policyholders.....        6.9                     6.9         6.6
                                    --------    --------    --------    --------
  Underwriting Income (Loss).....     (628.3)     (635.0)        6.7         4.9
                                    --------    --------    --------    --------
 Investments
  Investment Income Before
   Expenses......................      229.5                   229.5       223.7
  Investment Expenses............        3.3                     3.3         2.9
                                    --------    --------    --------    --------
  Investment Income..............      226.2                   226.2       220.8
                                    --------    --------    --------    --------
 Amortization of Goodwill and
  Other Charges..................      (24.0)      (10.0)      (14.0)      (14.7)
                                    --------    --------    --------    --------
 Property and Casualty Income
  (Loss).........................     (426.1)     (645.0)      218.9       211.0

CORPORATE AND OTHER..............       (3.8)                   (3.8)       10.3
                                    --------    --------    --------    --------
CONSOLIDATED OPERATING INCOME
 (LOSS) BEFORE INCOME TAX........     (429.9)     (645.0)      215.1       221.3

Federal and Foreign Income Tax
  (Credit).......................     (189.3)     (225.0)       35.7        36.7
                                    --------    --------    --------    --------
CONSOLIDATED OPERATING INCOME....
  (LOSS).........................     (240.6)     (420.0)      179.4       184.6

REALIZED INVESTMENT GAINS
 AFTER INCOME TAX................        1.6                     1.6        23.3
                                    --------    --------    --------    --------
CONSOLIDATED NET INCOME (LOSS)...   $ (239.0)    $(420.0)   $  181.0    $  207.9
                                    ========     =======    ========    ========
PROPERTY AND CASUALTY INVESTMENT
 INCOME AFTER INCOME TAX.........   $  187.3                            $  184.7
                                    ========                            ========

PROPERTY AND CASUALTY INSURANCE

     Our property and casualty business incurred an operating loss before taxes of $58.3 million in the first nine months of 2001 and $426.1 million in the third quarter due to the costs of $645 million related to the September 11 attack.

     Excluding the costs related to the September 11 attack, earnings from our property and casualty business were modestly lower in the first nine months of 2001 compared with the same period in 2000 due to a deterioration in underwriting results caused in large part by higher catastrophe losses. Investment income increased modestly in 2001 compared with 2000. Earnings in the third quarter of 2001 were slightly higher than the comparable period in 2000. Excluding the impact of the September 11 attack, property and casualty income before taxes amounted to $586.7 million in the first nine months of 2001 and $218.9 million in the third quarter compared with $608.3 million and $211.0 million, respectively, in 2000.

     The following is a summary of our underwriting results during 2001 and 2000 by class of business. Results for 2001 are presented both in total and excluding the impact of the September 11 attack.

                                    Net Premiums               Combined Loss and
                                      Written                    Expense Ratios
                            ---------------------------     ----------------------------
                             2001                  2000                2001       2000
                            -------------------    ----     -----------------   --------
                                      Excluding                     Excluding
                                      Impact of                     Impact of
                                       Sept. 11                      Sept. 11
                              Total     Attack    Total     Total     Attack     Total
                            -------   ---------   -----     -----   ---------  ---------
                                    (in millions)
NINE MONTHS ENDED SEPTEMBER 30

PERSONAL INSURANCE
  Automobile.............   $  358.9    $  358.9    $  297.9     99.9%     98.4%    94.8%
  Homeowners.............      799.5       799.5       696.4    114.9     112.8    102.0
  Other..................      332.0       332.0       297.7     75.1      75.1     71.6
                            --------    --------    --------    -----     -----    -----
      Total Personal         1,490.4     1,490.4     1,292.0    102.3     100.9     93.3
                            --------    --------    --------    -----     -----    -----
COMMERCIAL INSURANCE
  Multiple Peril.........      558.1       563.1       537.8    112.8     102.8    114.8
  Casualty...............      571.3       571.3       584.0    116.7     111.6    117.5
  Workers' Compensation..      258.2       258.2       239.4     94.6      93.7    103.6
  Property and Marine....      402.5       402.5       375.6    120.7     117.5    110.3
                            --------    --------    --------    -----     -----    -----
      Total Commercial       1,790.1     1,795.1     1,736.8    113.4     107.7    113.4
                            --------    --------    --------    -----     -----    -----
SPECIALTY INSURANCE
  Executive Protection...      984.0       984.0       952.4     93.8      93.8     85.6
  Financial Institutions.      397.4       437.4       385.2    224.2      94.0     90.4
  Other..................      478.1       403.1       361.3    111.0      97.8    103.3
                            --------    --------    --------    -----     -----    -----
      Total Specialty        1,859.5     1,824.5     1,698.9    123.3      94.8     90.4
                            --------    --------    --------    -----     -----    -----
      TOTAL                 $5,140.0    $5,110.0    $4,727.7    114.0%    101.1%    99.9%
                            ========    ========    ========    =====     =====    =====

                                     Net Premiums               Combined Loss and
                                       Written                    Expense Ratios
                             ---------------------------     -------------------------
                                   2001             2000            2001         2000
                             -------------------    ----     -----------------   -----
                                       Excluding                     Excluding
                                       Impact of                     Impact of
                                        Sept. 11                      Sept. 11
                               Total     Attack    Total     Total     Attack   Total
                             --------  ---------   -----     -----   ---------  ------
                                     (in millions)
THREE MONTHS ENDED SEPTEMBER 30

PERSONAL INSURANCE
  Automobile.............    $  127.2  $  127.2  $  105.9    104.5%    100.1%    94.7%
  Homeowners.............       292.4     292.4     253.1    113.6     107.6     93.8
  Other..................       114.2     114.2     101.3     75.3      75.3     70.1
                             --------  --------  --------    -----     -----    -----
      Total Personal            533.8     533.8     460.3    102.8      98.6     88.6
                             --------  --------  --------    -----     -----    -----
COMMERCIAL INSURANCE
  Multiple Peril.........       184.7     189.7     179.7    128.9      98.0    121.8
  Casualty...............       189.9     189.9     190.1    128.7     113.0    119.5
  Workers' Compensation..        78.0      78.0      73.7     95.3      92.7    101.7
  Property and Marine....       130.0     130.0     121.4    114.3     104.7     98.8
                             --------  --------  --------    -----     -----    -----
      Total Commercial          582.6     587.6     564.9    121.1     103.8    113.6
                             --------  --------  --------    -----     -----    -----
SPECIALTY INSURANCE
  Executive Protection...       335.4     335.4     325.7     96.9      96.9     89.2
  Financial Institutions.       104.5     144.5     128.7    561.4      95.3     95.3
  Other..................       212.8     137.8     128.2    128.8      98.8     99.3
                             --------  --------  --------    -----     -----    -----
      Total Specialty           652.7     617.7     582.6    179.0      97.2     92.7
                             --------  --------  --------    -----     -----    -----
      TOTAL                  $1,769.1  $1,739.1  $1,607.8    137.8%     99.9%    99.4%
                             ========  ========  ========    =====     =====    =====

     The pre-tax costs of $645 million related to the September 11 attack had three components. First, in our insurance business, we incurred estimated net claims and claim expenses of $555 million plus reinsurance restatement costs of $50 million, for an aggregate cost of $605 million. Most of the claims were from property exposure and business interruption losses. We also had significant workers' compensation losses. Each of our underwriting segments was affected by the September 11 attack. However, the impact was by far the greatest on our financial institutions business. Second, in our reinsurance business written through Chubb Re, which is included in other specialty results, we incurred estimated net claims and claim expenses of $110 million and recognized reinstatement premium revenue of $80 million, for a net cost of $30 million. Finally, we recorded a $10 million charge, included in other charges, as our share of the losses publicly estimated by Hiscox plc, a U.K. insurer in which we have a 27% interest.

     We estimate that our gross claims and claim expenses from the September 11 attack were about $3 billion. Our net claims and claim expenses of $665 million were significantly lower than the gross amount due to various reinsurance agreements. Our property exposures were protected by facultative reinsurance, a property per risk treaty that limited our net loss per risk, and our property catastrophe treaty. Our workers' compensation losses were protected by a casualty catastrophe reinsurance treaty and a casualty clash treaty. We have reviewed our reinsurance programs and have modeled how the estimated losses will aggregate to individual reinsurers. Based on this analysis, we estimate that 99% of our reinsurance is with reinsurers or markets rated investment grade or rated A or better by A.M. Best Company.

     While it is possible that our estimate of ultimate net losses related to the September 11 attack may change in the future, we do not expect that any such change would have a material effect on the Corporation's overall financial condition.

     The remaining discussion and analysis of our underwriting results relates to our results excluding the impact of the September 11 attack, unless otherwise
noted.         ---------

     Net premiums written, excluding reinsurance reinstatement premiums, were $5.1 billion in the first nine months of 2001 and $1.7 billion in the third quarter, representing increases of 8.1% and 8.2%, respectively, compared with the comparable periods in 2000. U.S. premiums grew 7.2% in the first nine months of 2001 and 5.2% in the third quarter. Substantial premium growth was achieved outside the United States in 2001. Non-U.S. premiums grew about 17% in local currencies in both the first nine months and third quarter.

     Premium growth in personal lines remained strong. In our commercial classes, which include multiple peril, casualty, workers' compensation and property and marine, competition in the worldwide marketplace has made profitable premium growth difficult. However, our strategy to increase the pricing in these classes continued to show success, resulting in modest premium growth for these classes in 2001 despite renewal retention levels that remained below historical levels. Premium growth in the specialty lines was restricted in 2001, primarily due to the lack of growth in our executive protection business caused by our writing fewer multi-year policies as well as our pricing and pruning initiative.

     The tragic event of September 11 and its aftermath have accelerated changes in insurance markets. In the wake of heavy insurance industry losses, many insurance companies have demanded huge price increases, raised deductibles, reduced coverage limits or declined outright to renew coverage. In this environment, we believe that agents and customers will show a strong preference for the stable, conservatively capitalized insurers. We expect that these factors will give us an opportunity to write new, high quality accounts at attractive rates. In particular, we expect our reinsurance and surplus lines businesses to see new opportunities created by these market changes. We have already seen an increase in submission activity for new business.

     Similarly, as a result of the substantial losses incurred by reinsurers, we expect that the future cost of reinsurance will increase significantly and reinsurance capacity for certain coverages, such as terrorism, will be limited. In many cases, we will have to retain a larger share of a loss before reinsurance applies. The potential increase in our net risk concentrations from a catastrophic event that would result from these changes to our reinsurance arrangements may be offset to some degree by changes to our gross risk profile. A shortage of reinsurance capacity could affect our ability to respond to business opportunities. Commercial property markets will be particularly affected, but the issues will spread to all classes of business.

     Underwriting results were unprofitable in the first nine months of 2001 and near breakeven in the third quarter compared with near breakeven results in the first nine months and third quarter of 2000. Our combined loss and expense ratio, excluding the impact of the September 11 attack, was 101.1% in the first nine months of 2001 and 99.9% in the third quarter compared with 99.9% and 99.4%, respectively, in 2000.

     The loss ratio was 68.1% for the first nine months of 2001 and 67.2% for the third quarter compared with 67.3% and 66.9%, respectively, in the prior year. The adverse effect of catastrophe losses on the loss ratio was greater in 2001. Excluding the September 11 attack, catastrophe losses during the first nine months of 2001 amounted to $106.5 million which represented 2.2 percentage points of the loss ratio compared with $62.6 million or 1.4 percentage points in 2000. Catastrophe losses for the third quarter of 2001 amounted to $14.7 million or 0.9 of a percentage point of the loss ratio compared with $8.0 million or 0.5 of a percentage point in 2000. The catastrophe losses in both years resulted primarily from storms in the United States, particularly tropical storm Allison in the second quarter of 2001.

     Our expense ratio was 33.0% for the first nine months of 2001 and 32.7% for the third quarter compared with 32.6% and 32.5%, respectively, in the prior year. The increase in the expense ratio in 2001 was due to overhead expenses growing at a somewhat higher rate than written premiums as well as slightly higher commission expenses.

  PERSONAL INSURANCE

     Premiums from personal insurance coverages, which represent 29% of the premiums written by our property and casualty subsidiaries, increased by 15.4% in the first nine months of 2001 and 16.0% in the third quarter compared with the similar periods in 2000. Our in-force policy count for automobile, homeowners and other personal coverages continued to grow significantly.

     Our personal insurance business produced near breakeven underwriting results in 2001 compared with highly profitable results in 2000. The combined loss and expense ratios were 100.9% for the first nine months of 2001 and 98.6% for the third quarter compared with 93.3% and 88.6%, respectively, in 2000.

     Homeowners results were unprofitable in the first nine months of 2001 and 2000, but more so in 2001. The deterioration in 2001 was due to a higher frequency of non-catastrophe losses, particularly large losses, as well as rate deficiencies in a number of states. We have had rate increases approved in several of these states, but not all of the increases have taken effect yet. Catastrophe losses represented 6.1 percentage points of the loss ratio for this class in the first nine months of 2001 and 4.3 percentage points in the third quarter compared with 8.6 percentage points and 2.9 percentage points, respectively, in 2000. Homeowners results outside the United States remained unprofitable in 2001 as we are still building the critical mass necessary to absorb the costs of operating the franchise.

     Our automobile business produced somewhat less profitable results in 2001 compared with 2000 due to an increase in the frequency of losses.

     Other personal coverages, which include insurance for personal valuables and excess liability, produced highly profitable results in both years due to continued favorable loss experience.

  COMMERCIAL INSURANCE

     Premiums from commercial insurance, which represent 35% of our total writings, increased by 3.4% in the first nine months of 2001 and 4.0% in the third quarter compared with the similar periods in 2000. In late 1998, we put in place a strategy to renew good business at adequate prices and not renew underperforming accounts where we could not attain price adequacy. The pruning process is near completion. Renewal retention levels in the first six months of 2001 improved modestly from year ago levels. Retention levels in the third quarter were significantly higher than those in the first six months and those in the third quarter of 2000 but remained below historical levels. On the business that was renewed, rate increases have remained firm but the level of rate increases has flattened during the year. Renewal rates in the U.S. were up approximately 14% in the third quarter of 2001, similar to the rate increases in the first two quarters. Exposure growth, however, has been minimal in 2001 due to the weak economy.

     Our commercial insurance underwriting results remained unprofitable in 2001 but showed significant improvement compared with 2000, despite substantially higher catastrophe losses in the first half of the year. The combined loss and expense ratio was 107.7% for the first nine months of 2001 and 103.8% for the third quarter compared with 113.4% and 113.6%, respectively, in 2000. Results improved in all segments of this business other than property and marine. Such improvement was due in large part to the cumulative effect of the pricing increases and more stringent risk selection in recent years.

     Multiple peril results were modestly unprofitable in the first nine months of 2001, but improved considerably compared with the results in 2000. Both the liability and property components of this business improved in 2001. In the property component, an increase in catastrophe losses in 2001 was more than offset by a reduction in non-catastrophe losses. Catastrophe losses represented
4.1 percentage points of the loss ratio for this class in the first nine months of 2001. There were virtually no catastrophe losses for this class in the third quarter of 2001 or in either comparable period of 2000.

     Results for our casualty business also improved considerably in 2001 compared with the prior year, but remained unprofitable. The improvement was primarily in the automobile component of the casualty coverages due to a lower frequency of losses. Results in the primary liability component also improved significantly. The excess liability component produced unprofitable results in both years. Casualty results were adversely affected in both years, but more so in 2001, by incurred losses related to asbestos and toxic waste claims.

     Workers' compensation results were profitable in 2001 compared with modestly unprofitable results in 2000. The substantial improvement in 2001 was due to a lower frequency of losses.

     Property and marine results were highly unprofitable in the first nine months of both years, but more so in 2001 due in large part to higher catastrophe losses. Results in both years were adversely affected by large losses in the first half of the year, both in the United States and overseas. Catastrophe losses represented 7.3 percentage points of the loss ratio for this class in the first nine months of 2001 and 3.2 percentage points in the third quarter compared with 1.5 percentage points and 0.7 of a percentage point, respectively, in 2000.

  SPECIALTY INSURANCE

     Premiums from specialty commercial insurance, which represent 36% of our total writings, increased by 7.4% in the first nine months of 2001 and 6.0% in the third quarter compared with the same periods in 2000. Our strategy of working closely with our customers and our ability to differentiate our products continue to enable us to renew a considerable percentage of our executive protection and financial institutions business. Financial institutions had solid premium growth of 13.6% in the first nine months of 2001 and 12.3% in the third quarter. Executive protection, however, had premium growth of only 3.3% in the first nine months of 2001 and 3.0% in the third quarter due to our writing fewer multi-year policies and the intentional shrinking of our employment practice liability and large company directors and officers liability business. Recent trends in claim severity on this business indicated a need for higher rates and improved policy terms. As a result, we have implemented a program to increase the pricing on this business and to not renew accounts where we cannot attain price adequacy. Growth in our other specialty insurance business was primarily from our reinsurance assumed and surety businesses.

     Our specialty commercial business produced less profitable underwriting results in 2001 compared with the highly profitable results in 2000. The combined loss and expense ratio was 94.8% for the first nine months of 2001 and 97.2% for the third quarter compared with 90.4% and 92.7%, respectively, in 2000.

     Executive protection results were profitable in 2001 and 2000 due to favorable development of prior year loss reserves, particularly in the directors and officers liability and fiduciary liability components. However, profit margins have narrowed in the most recent accident years. Employment practice liability results were unprofitable in both years. Overseas results were unprofitable in 2001 due to several large directors and officers liability losses in the third quarter.

     Our financial institutions business produced profitable results in the first nine months of 2001 and 2000, but more so in 2000. Both years benefited from favorable loss experience in the fidelity component.

     Results in our other specialty classes were profitable in the first nine months of 2001 compared with unprofitable results in 2000. The improvement was primarily in our surety business. Surety results in 2000 were adversely affected by one large loss. Our reinsurance assumed business produced a modest underwriting loss in 2001 and 2000.

  LOSS RESERVES

     Gross loss reserves were $15,094.4 million and $11,904.6 million at September 30, 2001 and December 31, 2000, respectively. Reinsurance recoverables on such loss reserves were $4,198.4 million and $1,853.3 million at September 30, 2001 and December 31, 2000, respectively. At September 30, 2001, gross loss reserves of $2,982.0 million and reinsurance recoverable of $2,365.0 million related to the September 11 attack.

     Excluding the loss reserves related to the September 11 attack, loss reserves, net of reinsurance recoverable, increased by $227.7 million during the first nine months of 2001. Loss reserves for personal insurance and specialty insurance increased during the period while loss reserves for commercial insurance decreased by $163.9 million. Such decrease reflects the significant exposure reductions of the past three years and improved accident year results.

     Losses incurred related to asbestos and toxic waste claims were $44.4 million in the first nine months of 2001 and $22.6 million for the same period in 2000.

  INVESTMENTS AND LIQUIDITY

     Investment income after taxes increased by 2.4% in the first nine months of 2001 and 1.4% in the third quarter compared with the same periods in 2000. The growth in investment income in 2001 was due to an increase in invested assets since the third quarter of 2000 offset in part by lower investment yields. The effective tax rate on investment income increased to 16.9% in the first nine months of 2001 from 16.2% in the comparable period in 2000 due to holding a somewhat larger proportion of our investment portfolio in taxable fixed income securities.

     During the first nine months of 2001, new cash available for investment was invested in taxable bonds.

     We have evaluated our expected cash needs related to the settlement of claims from the September 11 attack. We currently expect to fund our obligations related to such claims from a combination of operating cash flows, maturity of fixed maturity securities and anticipated recovery of reinsurance. The period over which the payment of claims from the September 11 attack will be made is not yet determinable. The property and casualty subsidiaries maintain investments in highly liquid, short-term and other marketable securities to provide for immediate cash needs. Should the need for additional liquidity develop, the Corporation could either sell a portion of its investment portfolio or draw down under its existing commercial paper or bank credit facilities.

CORPORATE AND OTHER

     Corporate and other includes investment income earned on corporate invested assets, interest expense and other expenses not allocable to the operating subsidiaries, and the results of our real estate and other non-insurance subsidiaries. Corporate and other produced a loss before taxes of $6.3 million in the first nine months of 2001 compared with a loss of $.6 million in the first nine months of 2000. In the third quarter of 2000, corporate and other included income of $9.9 million before taxes from a noncompete payment related to the sale of the Corporation's 50% interest in Associated Aviation Underwriters, Inc. (AAU). Excluding this one-time item, the improvement in corporate and other in 2001 was primarily due to higher investment income on corporate assets.

     In August 2001, the Corporation entered into a cancelable interest rate swap in order to monetize the value of the call option embedded in the outstanding $125 million 8.675% capital securities of Executive Risk Capital Trust, which is wholly owned by Chubb Executive Risk Inc., a wholly owned subsidiary of the Corporation. These capital securities are callable in 2007. Under the terms of the interest rate swap, the Corporation receives 8.675% and pays the AA rated counterparty the 3-month LIBOR rate plus 204 basis points. As a result of entering into the swap, interest costs related to this portion of our debt will float with short term interest rates. At current interest rates, this transaction would reduce our interest expense by about $5 million in 2002.

INVESTMENT GAINS AND LOSSES

     Decisions to sell securities are governed principally by considerations of investment opportunities and tax consequences. As a result, realized investment gains and losses may vary significantly from period to period. Net realized investment gains before taxes were $12.8 million in the first nine months of 2001 compared with net gains of $47.7 million for the same period in 2000. Net realized investment gains in the third quarter of 2000 included a gain of $44.9 million before taxes related to the sale of AAU.

CAPITAL RESOURCES

     In July 1998, the Board of Directors authorized the purchase of up to 12,500,000 shares of the Corporation's common stock. In June 2001, the Board of Directors authorized the purchase of up to an additional 16,000,000 shares. The 1998 authorization has no expiration while the 2001 authorization will expire on June 30, 2003. In the first nine months of 2001, the Corporation purchased 7,954,600 shares in open-market transactions at a cost of $554.5 million. As of September 30, 2001, 3,287,100 shares remained under the 1998 share purchase authorization and 10,383,300 shares remained under the 2001 authorization.

     Management continuously monitors the amount of capital resources that the Corporation maintains both for itself and its operating subsidiaries. In connection with our long-term capital strategy and the capital needs relating to the September 11 attack and to facilitate our ability to make strategic investments in light of market opportunities, the Corporation plans to contribute capital to its property and casualty subsidiaries. Also, subject to favorable market and interest rate conditions, the Corporation may offer debt and/or equity securities under its shelf registration statement.

FORWARD LOOKING INFORMATION

     Certain statements in this communication may be considered to be "forward looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 such as statements that include words or phrases "will result," "is expected to," "will continue," "is anticipated," "estimates," or similar expressions. Such statements are subject to certain risks and uncertainties. The factors which could cause actual results to differ materially from those suggested by any such statements include but are not limited to those discussed or identified from time to time in the Corporation's public filings with the Securities and Exchange Commission and specifically to: risks or uncertainties associated with the Corporation's expectations with respect to insurance losses from the September 11 attack or with respect to related reinsurance recoverables, as well as its expectations with respect to the availability of primary and reinsurance coverage and with respect to legislation, or with respect to premium price increases and profitability or growth estimates overall or by line of business, and its related expectations with respect to cash flow projections and investment, operating or other income; and more generally to: general economic conditions including changes in interest rates and the performance of the financial markets, changes in domestic and foreign laws, regulations and taxes, changes in competition and pricing environments, regional or general changes in asset valuations, the occurrence of significant weather-related or other natural or human-made disasters, the inability to reinsure certain risks economically, the adequacy of loss reserves, as well as general market conditions, competition, pricing and restructurings.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 1 - Legal Proceedings
--------------------------

The Corporation and its Directors have been named as defendants in a purported shareholder derivative action, which was filed on October 18, 2001 in the United States District Court for the District of New Jersey. The derivative action alleges that the Directors breached their fiduciary duties, engaged in gross mismanagement, and failed properly to exercise control over the dissemination of information regarding the Corporation's operations and performance, which allegations are based on substantially the same allegations made in the previously reported purported class action complaint filed in the United States District Court for the District of New Jersey on August 31, 2000 by the California Public Employees' Retirement System, as amended on September 4, 2001. The Corporation is defending the purported class action vigorously.

Item 6 - Exhibits and Reports on Form 8-K
-----------------------------------------

Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended September 30, 2001.

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

Date: November 14, 2001