Form 10-K
period 2001-12-31
CHUBB CORP
filed 2002-03-28
CIK 20171

As filed with the Securities and Exchange Commission on March 28, 2002

UNITED   STATES   SECURITIES   AND   EXCHANGE   COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File No. 1-8661

The Chubb Corporation

(Exact name of registrant as specified in its charter)

New Jersey	13-2595722
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 Mountain View Road, P.O. Box 1615
Warren, New Jersey	07061-1615
(Address of principal executive offices)	(Zip Code)

(908) 903-2000

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $1 per share	New York Stock Exchange
Series B Participating Cumulative
Preferred Stock Purchase Rights	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓. No.  .

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

      The aggregate market value of voting stock held by non-affiliates of the registrant was $12,444,817,906 as of March 11, 2002.

170,973,722
Number of shares of common stock outstanding as of March 11, 2002

Documents Incorporated by Reference

      Portions of The Chubb Corporation 2001 Annual Report to Shareholders are incorporated by reference in Parts I, II and IV of this Form 10-K. Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders on April 30, 2002 are incorporated by reference in Part III of this Form 10-K.

PART I.

Item 1.  Business

General

      The Chubb Corporation (the Corporation) was incorporated as a business corporation under the laws of the State of New Jersey in June 1967. The Corporation is a holding company with subsidiaries principally engaged in the property and casualty insurance business. The Corporation and its subsidiaries employed approximately 12,600 persons worldwide on December 31, 2001.

      Revenues, income before income tax and assets for each operating segment for the three years ended December 31, 2001 are included in Note (18) of the notes to consolidated financial statements incorporated by reference from the Corporation’s 2001 Annual Report to Shareholders.

      The property and casualty insurance subsidiaries provide insurance coverages principally in the United States, Canada, Europe, Australia, and parts of Latin America and the Far East. Revenues of the property and casualty insurance subsidiaries by geographic area for the three years ended December 31, 2001 are included in Note (18) of the notes to consolidated financial statements incorporated by reference from the Corporation’s 2001 Annual Report to Shareholders.

Property and Casualty Insurance

      The principal members of the Property and Casualty Insurance Group (the Group) are Federal Insurance Company (Federal), Pacific Indemnity Company (Pacific Indemnity), Vigilant Insurance Company (Vigilant), Great Northern Insurance Company (Great Northern), Chubb Custom Insurance Company (Chubb Custom), Chubb National Insurance Company (Chubb National), Chubb Indemnity Insurance Company (Chubb Indemnity), Chubb Insurance Company of New Jersey (Chubb New Jersey), Texas Pacific Indemnity Company, Northwestern Pacific Indemnity Company, Executive Risk Indemnity Inc. (Executive Risk Indemnity), Executive Risk Specialty Insurance Company (Executive Risk Specialty) and Quadrant Indemnity Company (Quadrant) in the United States, as well as Chubb Atlantic Indemnity Ltd, Chubb Insurance Company of Canada, Chubb Insurance Company of Europe, S.A., Chubb Insurance Company of Australia Limited, Chubb Argentina de Seguros, S.A. and Chubb do Brasil Companhia de Seguros.

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

      The Group presently underwrites most lines of property and casualty insurance. All members of the Group write non-participating policies. Several members of the Group also write participating policies, particularly in the workers’ compensation class of business, under which dividends are paid to the policyholders.

  Premiums Written

      A summary of the Group’s premiums written during the past three years is shown in the following table:

	Direct	Reinsurance	Reinsurance	Net
	Premiums	Premiums	Premiums	Premiums
Year	Written	Assumed(a)	Ceded(a)	Written

	(in millions)

1999	$6,042.6	$275.2	$616.7	$5,701.1

2000	6,741.6	384.4	792.8	6,333.2

2001	7,534.3	525.2	1,098.0	6,961.5

      (a) Intercompany items eliminated.

      The net premiums written during the last five years for major classes of the Group’s business are incorporated by reference from page 22 of the Corporation’s 2001 Annual Report to Shareholders.

      One or more members of the Group are licensed and transact business in each of the 50 states of the United States, the District of Columbia, Puerto Rico, the Virgin Islands, Canada, Europe, Australia, and parts of Latin America and the Far East. In 2001, approximately 82% of the Group’s direct business was produced in the United States, where the Group’s businesses enjoy broad geographic distribution with a particularly strong market presence in the Northeast. The four states accounting for the largest amounts of direct premiums written were New York with 13%, California with 10% and New Jersey and Texas each with 5%. No other state accounted for 5% or more of such premiums. Approximately 10% of the Group’s direct premiums written was produced in Europe and 3% was produced in Canada.

  Underwriting Results

      A frequently used industry measurement of property and casualty insurance underwriting results is the combined loss and expense ratio. This ratio is the sum of the ratio of incurred losses and related loss adjustment expenses to premiums earned (loss ratio) plus the ratio of underwriting expenses to premiums written (expense ratio) after reducing both premium amounts by dividends to policyholders. When the combined ratio is under 100%, underwriting results are generally considered profitable; when the combined ratio is over 100%, underwriting results are generally considered unprofitable. Investment income is not reflected in the combined ratio. The profitability of property and casualty insurance companies depends on income from both underwriting operations and investments.

      The net premiums and the loss, expense and combined loss and expense ratios of the Group for the last five years are shown in the following table:

	Net Premiums				Combined
	(in millions)				Loss and
			Loss	Expense	Expense
Year	Written	Earned	Ratios	Ratios	Ratios

1997	$5,448.0	$5,157.4	64.5%	32.4%	96.9%

1998	5,503.5	5,303.8	66.3	33.5	99.8

1999	5,701.1	5,652.0	70.3	32.5	102.8

2000	6,333.2	6,145.9	67.5	32.9	100.4

2001	6,961.5	6,656.4	80.8	32.6	113.4

Total for five years ended December 31, 2001	$29,947.3	$28,915.5	70.4%	32.8%	103.2%

      The 2001 net premiums and ratios include the effect of estimated net claims and claim expenses of $665 million and net reinsurance reinstatement premium revenue of $30 million related to the September 11 attack in the United States. The 2001 ratios also include the effect of net surety bond losses of $220 million arising from the bankruptcy of Enron Corp. Excluding the effect of these two loss events, the loss ratio, the expense ratio and the combined loss and expense ratio were 67.7%, 32.8% and 100.5%, respectively, for the year 2001 and 67.4%, 32.8% and 100.2%, respectively, for the five years ended December 31, 2001.

      The combined loss and expense ratios during the last five years for major classes of the Group’s business are incorporated by reference from page 22 of the Corporation’s 2001 Annual Report to Shareholders. The combined loss and expense ratios for the major classes of the Group’s business for 2001, excluding the impact of the September 11 attack, are included in Item 7 on page 18 of this report.

      Another frequently used measurement in the property and casualty insurance industry is the ratio of statutory net premiums written to policyholders’ surplus. At December 31, 2001 and 2000, such ratio for the Group was 1.82.

  Producing and Servicing of Business

      In the United States and Canada, the Group is represented by approximately 5,000 independent agents and accepts business on a regular basis from an estimated 1,000 insurance brokers. In most instances, these agents and brokers also represent other companies that compete with the Group. The Group’s branch and service offices assist these agents and brokers in producing and servicing the Group’s business. In addition to the administrative offices in Warren, New Jersey, the Group has seven zone offices and branch and service offices throughout the United States and Canada.

      The Group’s overseas business is developed by its foreign agents and brokers through local branch offices of the Group and by its United States and Canadian agents and brokers. In conducting its overseas business, the Group reduces the risks relating to currency fluctuations by maintaining investments in those foreign currencies in which the Group transacts business with characteristics similar to the liabilities in those currencies. The net asset or liability exposure to the various foreign currencies is regularly reviewed.

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

  Reinsurance

      In accordance with the normal practice of the insurance industry, the Group assumes and cedes reinsurance with other insurers or reinsurers. Reinsurance is ceded to provide greater diversification of risk and to limit the Group’s maximum net loss arising from large risks or from hazards of potential catastrophic events.

      Ceded reinsurance contracts do not relieve the Group of its primary obligation to the policyholders. Thus, a credit exposure exists with respect to reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance contracts. The collectibility of reinsurance is subject to the solvency of the reinsurers. The Group is selective in regard to its reinsurers, placing reinsurance with only those reinsurers with strong balance sheets and superior underwriting ability. The Group monitors the financial strength of its reinsurers on an ongoing basis. As a result, uncollectible amounts have not been significant.

      A large portion of the Group’s reinsurance is effected under contracts known as treaties under which all risks meeting prescribed criteria are automatically covered. Most of the Group’s treaty reinsurance arrangements consist of excess of loss and catastrophe contracts with other insurers or reinsurers which protect against a specified part or all of certain types of losses over stipulated amounts arising from any one occurrence or event. In certain circumstances, reinsurance is also effected by negotiation on individual risks. The amount of each risk retained by the Group is subject to maximum limits which vary by line of business and type of coverage. Retention limits are continually reviewed and are revised periodically as the Group’s capacity to underwrite risks changes.

      As a result of the substantial losses incurred by reinsurers related to the September 11 attack, the cost of reinsurance is expected to increase significantly in 2002 and the availability of reinsurance for certain coverages is expected to be limited. Reinsurance contracts renewed in 2002 are expected to generally exclude coverage for terrorism. These issues are discussed in Item 7 of this report on page 19.

      The tragic event of September 11 changed the way the property and casualty insurance industry views catastrophic risk. Numerous classes of business have become exposed to terrorism related catastrophic risks in addition to the catastrophic risks related to natural occurrences. This has required the Group to change how it identifies and monitors risk accumulations. The Group has changed its underwriting protocols to address terrorism and the limited availability of terrorism reinsurance. However, given the uncertainty of the potential threats, the Group cannot be sure that it has addressed all the possibilities.

      The Group also has exposure to insured losses caused by hurricanes, earthquakes, winter storms, windstorms and other natural catastrophic events. The frequency and severity of natural catastrophes are unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in an area affected by the event and the severity of the event. The Group continually assesses its concentration of underwriting exposures in catastrophe prone areas globally and develops strategies to manage this exposure through individual risk selection, subject to regulatory constraints, and through the purchase of catastrophe reinsurance. The Group uses modeling techniques and concentration management tools that enable it to better monitor and control catastrophe exposures. The Group maintains records showing concentrations of risk in catastrophe prone areas such as California (earthquake and brush fires) and the gulf and east coast of the United States (hurricanes). The Group’s current catastrophe reinsurance program provides coverage for individual catastrophic events of approximately 80% of losses between $100 million and $450 million in the United States and approximately 90% of losses between $25 million and $175 million outside the United States. The catastrophe reinsurance program is being negotiated for renewal in April 2002. It is expected that in the United States the Group’s initial retention for each catastrophic event will be higher. However, it is also expected that the Group will purchase an increased amount of reinsurance coverage for each event.

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

      The process of establishing the liability for unpaid claims and claim adjustment expenses is complex and imprecise as it reflects significant judgmental factors. This is true because claim settlements to be made in the future will be impacted by changing rates of inflation and other economic conditions, changing legislative, judicial and social environments and changes in the Group’s claim handling procedures.

      The Group’s estimates of losses for reported claims are established judgmentally on an individual case basis. Such estimates are based on the Group’s particular experience with the type of risk involved and its knowledge of the circumstances surrounding each individual claim. These estimates are reviewed on a regular basis or as additional facts become known. The reliability of the estimation process is monitored through comparison with ultimate settlements.

      The Group’s estimates of losses for unreported claims are principally derived from analyses of historical patterns of the development of paid and reported losses by accident year for each class of business. This process relies on the basic assumption that past experience, adjusted for the effects of current developments and likely trends, is an appropriate basis for predicting future outcomes. For certain classes of business where anticipated loss experience is less predictable because of the small number of claims and/or erratic claim severity patterns, the Group’s estimates are based on both expected and actual reported losses. Salvage and subrogation estimates are developed from patterns of actual recoveries.

      The Group’s estimates of unpaid claim adjustment expenses are based on analyses of the relationship of projected ultimate claim adjustment expenses to projected ultimate losses for each class of business. Claim staff has discretion to override these expense formulas where judgment indicates such action is appropriate.

      The Group’s estimates of reinsurance recoverable related to reported and unreported claims and claim adjustment expenses represent the portion of such liabilities that will be recovered from reinsurers. Amounts recoverable from reinsurers are recognized as assets at the same time and in a manner consistent with the liabilities associated with the reinsured policies.

      Estimates are continually reviewed and updated. Any changes in estimates are reflected in operating results in the period in which the estimates are changed.

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

      Additional information related to the Group’s estimates related to unpaid claims and claim adjustment expenses and the uncertainties in the estimation process is discussed in Item 7 of this report on pages 23 and 24.

      The following table provides a reconciliation of the beginning and ending liability for unpaid claims and claim adjustment expenses, net of reinsurance recoverable, and a reconciliation of the ending net liability to the corresponding liability on a gross basis for the years ended December 31, 2001, 2000 and 1999:

	Years Ended December 31

	2001	2000	1999

	(in millions)

Net liability, beginning of year	$10,051.3	$9,748.8	$9,049.9

Increase related to acquisition of Executive Risk (net of reinsurance recoverable of $339.5)	—	—	605.8

Net incurred claims and claim adjustment expenses

Provision for claims occurring in the current year	5,552.9	4,357.7	4,147.6

Decrease in estimates for claims occurring in prior years.	(195.5)	(230.0)	(205.6)

	5,357.4	4,127.7	3,942.0

Net payments for claims and claim adjustment expenses related to

Current year	1,605.3	1,342.5	1,278.9

Prior years	2,793.7	2,482.7	2,570.0

	4,399.0	3,825.2	3,848.9

Net liability, end of year	11,009.7	10,051.3	9,748.8

Reinsurance recoverable, end of year	4,505.2	1,853.3	1,685.9

Gross liability, end of year	$15,514.9	$11,904.6	$11,434.7

      As reestimated at December 31, 2001, the liability for unpaid claims and claim adjustment expenses, net of reinsurance recoverable, as established at the previous year-end was redundant by $195.5 million. This compares with favorable development of $230.0 million and $205.6 million during 2000 and 1999, respectively. Such redundancies were reflected in the Group’s operating results in these respective years. Each of the past three years benefited from favorable claim experience for certain liability classes, offset in part by losses incurred relating to asbestos and toxic waste claims of $60.9 million, $31.0 million and $46.8 million in 2001, 2000 and 1999, respectively.

      The Group continues to emphasize early and accurate reserving, inventory management of claims and suits, and control of the dollar value of settlements. The number of outstanding claims at year-end 2001 was approximately 2% higher than the number at year-end 2000. This compares with a 4% increase in new arising claims during 2001. The number of outstanding claims at year-end 2000 was approximately 9% lower than the number at year-end 1999 compared with a 9% decrease in new arising claims during 2000.

      The significant uncertainties relating to asbestos and toxic waste claims on insurance policies written many years ago are discussed in Item 7 of this report on pages 24 through 26.

      One master claim is generally established for all similar asbestos claims and lawsuits involving an insured. A counted claim can have from one to thousands of claimants. Generally, a toxic waste claim is established for each lawsuit, or alleged equivalent, against an insured where potential liability has been determined to exist under a policy issued by a member of the Group. Management does not believe the following claim count data is meaningful for analysis purposes.

      There were approximately 1,000 asbestos claims outstanding at December 31, 2001 compared with 1,100 asbestos claims outstanding at December 31, 2000 and 1,600 asbestos claims outstanding at December 31, 1999. In 2001, approximately 200 claims were opened and 300 claims were closed. In 2000, approximately 200 claims were opened and 700 claims were closed. In 1999, approximately 200 claims were opened and 600 claims were closed. Indemnity payments per claim have varied over time due primarily to variations in insureds, policy terms and types of claims. Management cannot predict whether indemnity payments per claim will increase, decrease or remain the same.

      There were approximately 650 toxic waste claims outstanding at December 31, 2001 and 2000 compared with 600 toxic waste claims outstanding at December 31, 1999. Approximately 250 claims were opened in 2001, 500 claims were opened in 2000 and 300 claims were opened in 1999. There were approximately 250 claims closed in 2001, 450 claims closed in 2000 and 350 claims closed in 1999. Because payments to date for toxic waste claims have varied from claim to claim, management cannot determine whether past claims experience will prove to be representative of future claims experience.

      The table on page 9 presents the subsequent development of the estimated year-end liability for unpaid claims and claim adjustment expenses, net of reinsurance recoverable, for the ten years prior to 2001. The amounts in the table for the years ended December 31, 1991 through 1998 do not include Executive Risk’s unpaid claims and claim adjustment expenses. The top line of the table shows the estimated liability for unpaid claims and claim adjustment expenses recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and loss adjustment expenses for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the Group.

      The upper section of the table shows the reestimated amount of the previously recorded net liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims for each individual year. The increase or decrease is reflected in operating results in the year the estimate is changed. The “cumulative deficiency (redundancy)” as shown in the table represents the aggregate change in the reserve estimates from the original balance sheet dates through December 31, 2001. The amounts noted are cumulative in nature; that is, an increase in a loss estimate that related to a prior period occurrence generates a deficiency in each intermediate year. For example, a deficiency recognized in 2001 relating to losses incurred prior to December 31, 1991 would be included in the cumulative deficiency amount for each year in the period 1991 through 2000. Yet, the deficiency would be reflected in operating results only in 2001. The effect of changes in estimates of the liabilities for claims occurring in prior years on income before income taxes in each of the past three years is shown in the reconciliation table on page 6.

      In each of the years 1991 through 2000, there was favorable development for certain liability classes as the result of favorable loss experience. In each of these years, this favorable development was offset, in varying degrees, by unfavorable development related to asbestos and toxic waste claims.

The years 1991 and 1992 in particular reflect the effects of a $675 million increase in loss reserves related to the settlement of asbestos related claims against Fibreboard Corporation. The cumulative net deficiencies experienced relating to asbestos and toxic waste claims were also, to varying degrees, the result of: (1) an increase in the actual number of claims filed; (2) an increase in the number of unasserted claims estimated; (3) an increase in the severity of actual and unasserted claims; and (4) an increase in litigation costs associated with such claims.

      Conditions and trends that have affected development of the liability for unpaid claims and claim adjustment expenses in the past will not necessarily recur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on the data in this table.

      The middle section of the table on page 9 shows the cumulative amount paid with respect to the reestimated liability as of the end of each succeeding year. For example, in the 1991 column, as of December 31, 2001 the Group had paid $4,403.1 million of the currently estimated $5,200.0 million of claims and claim adjustment expenses that were unpaid at the end of 1991; thus, an estimated $796.9 million of losses incurred through 1991 remain unpaid as of December 31, 2001, approximately half of which relates to asbestos and toxic waste claims.

      The lower section of the table on page 9 shows the gross liability, reinsurance recoverable and net liability recorded at each year-end beginning with 1992 and the reestimation of these amounts as of December 31, 2001. Amounts for 1991, which was prior to the implementation of Statement of Financial Accounting Standards No. 113, Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts, have not been presented.

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

	December 31

	2001	2000

	(in millions)

Net liability reported on a statutory basis — U.S. subsidiaries	$9,915.9	$9,181.5

Additions (reductions):

Unpaid claims and claim adjustment expenses of foreign subsidiaries	1,095.6	871.4

Other reserve differences	(1.8)	(1.6)

Net liability reported on a GAAP basis	$11,009.7	$10,051.3

ANALYSIS OF CLAIM AND CLAIM ADJUSTMENT EXPENSE DEVELOPMENT

	December 31

Year Ended	1991	1992	1993	1994	1995	1996	1997	1998

	(in millions)

Net Liability for Unpaid Claims and Claim Adjustment Expenses	$4,743.9	$5,267.6	$6,450.0	$6,932.9	$7,614.5	$7,755.9	$8,564.6	$9,049.9

Net Liability Reestimated as of:

One year later	4,716.3	5,932.4	6,420.3	6,897.1	7,571.7	7,690.6	8,346.2	8,854.8

Two years later	5,368.5	5,904.1	6,363.1	6,874.5	7,520.9	7,419.6	7,899.8	8,516.5

Three years later	5,336.5	5,843.5	6,380.4	6,829.8	7,256.8	6,986.2	7,564.8	8,058.0

Four years later	5,302.6	5,894.6	6,338.1	6,605.4	6,901.5	6,719.4	7,145.0

Five years later	5,389.5	5,863.3	6,150.1	6,352.2	6,692.1	6,409.4

Six years later	5,375.3	5,738.4	5,904.9	6,191.4	6,476.7

Seven years later	5,303.9	5,582.1	5,751.4	6,044.5

Eight years later	5,203.3	5,500.4	5,692.2

Nine years later	5,169.0	5,467.8

Ten years later	5,200.0

Total Cumulative Net Deficiency (Redundancy)	456.1	200.2	(757.8)	(888.4)	(1,137.8)	(1,346.5)	(1,419.6)	(991.9)

Cumulative Net Deficiency Related to Asbestos and Toxic Waste Claims (Included in Above Total)	1,715.0	1,555.1	779.4	664.2	482.4	331.7	206.5	138.7

Cumulative Amount of Net Liability Paid as of:

One year later	931.2	1,039.9	1,272.0	1,250.7	1,889.4	1,418.3	1,797.7	2,520.1

Two years later	1,479.9	1,858.5	1,985.7	2,550.7	2,678.2	2,488.2	3,444.2	3,707.8

Three years later	2,083.0	2,332.3	3,015.8	3,073.7	3,438.8	3,757.0	4,160.6	4,653.1

Four years later	2,386.9	3,181.4	3,264.5	3,589.8	4,457.6	4,194.8	4,710.9

Five years later	3,125.8	3,323.0	3,624.2	4,444.4	4,755.4	4,555.6

Six years later	3,200.4	3,603.5	4,367.9	4,683.3	5,010.6

Seven years later	3,412.7	4,307.7	4,545.5	4,896.6

Eight years later	4.095.5	4,468.3	4,738.2

Nine years later	4,248.7	4,627.5

Ten years later	4,403.1

Gross Liability, End of Year		$7,220.9	$8,235.4	$8,913.2	$9,588.2	$9,523.7	$9,772.5	$10,356.5

Reinsurance Recoverable, End of Year		1,953.3	1,785.4	1,980.3	1,973.7	1,767.8	1,207.9	1,306.6

Net Liability, End of Year		$5,267.6	$6,450.0	$6,932.9	$7,614.5	$7,755.9	$8,564.6	$9,049.9

Reestimated Gross Liability		$7,470.0	$7,652.8	$8,134.3	$8,457.4	$8,066.5	$8,235.8	$9,324.5

Reestimated Reinsurance Recoverable		2,002.2	1,960.6	2,089.8	1,980.7	1,657.1	1,090.8	1,266.5

Reestimated Net Liability		$5,467.8	$5,692.2	$6,044.5	$6,476.7	$6,409.4	$7,145.0	$8,058.0

Cumulative Gross Deficiency (Redundancy)		$249.1	$(582.6)	$(778.9)	$(1,130.8)	$(1,457.2)	$(1,536.7)	$(1,032.0)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	December 31

Year Ended	1999	2000	2001

	(in millions)

Net Liability for Unpaid Claims and Claim Adjustment Expenses	$9,748.8	$10,051.3	$11,009.7

Net Liability Reestimated as of:

One year later	9,518.8	9,855.8

Two years later	9,094.5

Three years later

Four years later

Five years later

Six years later

Seven years later

Eight years later

Nine years later

Ten years later

Total Cumulative Net Deficiency (Redundancy)	(654.3)	(195.5)

Cumulative Net Deficiency Related to Asbestos and Toxic Waste Claims (Included in Above Total)	91.9	60.9

Cumulative Amount of Net Liability Paid as of:

One year later	2,482.7	2,793.7

Two years later	4,079.3

Three years later

Four years later

Five years later

Six years later

Seven years later

Eight years later

Nine years later

Ten years later

Gross Liability, End of Year	$11,434.7	$11,904.6	$15,514.9

Reinsurance Recoverable, End of Year	1,685.9	1,853.3	4,505.2

Net Liability, End of Year	$9,748.8	$10,051.3	$11,009.7

Reestimated Gross Liability	$11,004.7	$11,837.7

Reestimated Reinsurance Recoverable	1,910.2	1,981.9

Reestimated Net Liability	$9,094.5	$9,855.8

Cumulative Gross Deficiency (Redundancy)	$(430.0)	$(66.9)

The amounts for the years 1991 through 1998 do not include Executive Risk’s unpaid claims and claim adjustment expenses.

The cumulative deficiencies for the years 1991 and 1992 include the effect of the $675 million increase in claims and claim adjustment expenses related to the Fibreboard settlement.

  Investments

      Investment decisions are centrally managed by investment professionals based on guidelines established by management and approved by the board of directors for each member of the Group.

      The main objectives in managing the investment portfolio of the Group are to maximize after-tax investment income and total investment returns while minimizing credit risks in order to provide maximum support to the insurance underwriting operations. To accomplish this, the investment function must be highly integrated with the operating functions and capable of responding to the changing conditions in the marketplace. Investment strategies are developed based on many factors including underwriting results and the Group’s resulting tax position, regulatory requirements, fluctuations in interest rates and consideration of other market risks.

      The investment portfolio of the Group is primarily comprised of high quality bonds, principally tax-exempt, U.S. Treasury, government agency, mortgage-backed securities and corporate issues. In addition, the portfolio includes equity securities held primarily with the objective of capital appreciation.

      In 2001, the Group invested new cash primarily in corporate bonds. In 2000, the Group invested new cash primarily in mortgaged-backed securities. In 1999, the Group invested new cash primarily in tax-exempt bonds and corporate bonds. In each year, the Group tried to achieve the appropriate mix in its portfolio to balance both investment and tax strategies. At December 31, 2001, 63% of the Group’s fixed maturity portfolio was invested in tax-exempt bonds compared with 67% at December 31, 2000 and 70% at December 31, 1999.

      The investment results of the Group for each of the past three years are shown in the following table.

	Average		Percent Earned
	Invested	Investment
Year	Assets(a)	Income(b)	Before Tax	After Tax

	(in millions)

1999	$14,208.0	$821.0	5.78%	4.87%

2000	15,223.9	879.2	5.78	4.83

2001	15,800.9	902.6	5.71	4.74

(a)	Average of amounts for the years presented with fixed maturity securities at amortized cost and equity securities at market value.

(b)	Investment income after deduction of investment expenses, but before applicable income tax.

Chubb Financial Solutions

      Chubb Financial Solutions (CFSI) was organized by the Corporation in 2000 to engage in developing and providing risk-financing services through the capital and insurance markets.

      Since its inception, CFSI’s non-insurance operations have been primarily in the credit derivatives business, principally as a counterparty to credit default swaps. The Corporation has issued unconditional guarantees with respect to all obligations of CFSI arising from these transactions. The insurance and reinsurance solutions that CFSI develops to meet the risk management needs of its customers are written by members of the Group. Additional information related to CFSI’s operations is included in Item 7 of this report on page 28.

Real Estate Group

      The Real Estate Group is composed of Bellemead Development Corporation and its subsidiaries. The Real Estate Group is involved in commercial development activities primarily in New Jersey and residential development activities primarily in central Florida.

      The Real Estate Group owns approximately $310 million of land, which is expected to be developed in the future, and approximately $185 million of commercial properties and land parcels under lease. The Real Estate Group is continuing to explore the sale of certain of its remaining properties. Additional information related to the Corporation’s real estate operations is included in Item 7 of this report on page 28.

Regulation, Premium Rates and Competition

      The Corporation is a holding company with subsidiaries primarily engaged in the property and casualty insurance business and is therefore subject to regulation by certain states as an insurance holding company. All states have enacted legislation which regulates insurance holding company systems such as the Corporation and its subsidiaries. This legislation generally provides that each insurance company in the system is required to register with the department of insurance of its state of domicile and furnish information concerning the operations of companies within the holding company system which may materially affect the operations, management or financial condition of the insurers within the system. All transactions within a holding company system affecting insurers must be fair and equitable. Notice to the insurance commissioners is required prior to the consummation of transactions affecting the ownership or control of an insurer and of certain material transactions between an insurer and any person in its holding company system and, in addition, certain of such transactions cannot be consummated without the commissioners’ prior approval.

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

      The National Association of Insurance Commissioners has a risk-based capital requirement for property and casualty insurance companies. The risk-based capital formula is used by state regulatory authorities to identify insurance companies which may be undercapitalized and which merit further regulatory attention. The formula prescribes a series of risk measurements to determine a minimum capital amount for an insurance company, based on the profile of the individual company. The ratio of a company’s actual policyholders’ surplus to its minimum capital requirement will determine whether any state regulatory action is required. At December 31, 2001, each member of the Group had more than sufficient capital to meet the risk-based capital requirement.

      Regulatory requirements applying to premium rates vary from state to state, but generally provide that rates not be “excessive, inadequate or unfairly discriminatory.” Rates for many lines of business, including automobile and homeowners insurance, are subject to prior regulatory approval in many states. However, in certain states, prior regulatory approval of rates is not required for most lines of insurance which the Group underwrites. Ocean marine insurance rates are exempt from regulation.

      Subject to regulatory requirements, the Group’s management determines the prices charged for its policies based on a variety of factors including claim and claim adjustment expense experience, inflation, tax law and rate changes, and anticipated changes in the legal environment, both judicial and legislative. Methods for arriving at prices vary by type of business, exposure assumed and size of risk. Underwriting profitability is affected by the accuracy of these assumptions, by the willingness of insurance regulators to approve changes in those rates which they control and by such other matters as underwriting selectivity and expense control.

      The property and casualty insurance industry is highly competitive both as to price and service. Members of the Group compete not only with other stock companies but also with mutual companies, other underwriting organizations and alternative risk sharing mechanisms. Some competitors obtain their business at a lower cost through the use of salaried personnel rather than independent agents and brokers. Rates are not uniform for all insurers and vary according to the types of insurers and methods of operation. The Group competes for business not only on the basis of price, but also on the basis of availability of coverage desired by customers and quality of service, including claim adjustment service. The Group’s products and services are generally designed to serve specific customer groups or needs and to offer a degree of customization that is of value to the insured. The Group continues to work closely with its customers and to reinforce with them the stability, expertise and added value the Group provides.

      There are approximately 3,400 property and casualty insurance companies in the United States operating independently or in groups and no single company or group is dominant. According to A.M. Best, the Group is the 13th largest United States property and casualty insurance group based on 2000 net premiums written. The relatively large size and underwriting capacity of the Group provide opportunities not available to smaller companies.

      In all states, insurers authorized to transact certain classes of property and casualty insurance are required to become members of an insolvency fund. In the event of the insolvency of a licensed insurer writing a class of insurance covered by the fund in the state, members are assessed to pay certain claims against the insolvent insurer. Generally, fund assessments are proportionately based on the members’ written premiums for the classes of insurance written by the insolvent insurer. In certain states, a portion of these assessments is recovered through premium tax offsets and policyholder surcharges. In 2001, assessments to the members of the Group amounted to approximately $9 million. The amount of future assessments cannot be reasonably estimated.

      State insurance regulation requires insurers to participate in assigned risk plans, reinsurance facilities and joint underwriting associations, which are mechanisms that generally provide applicants with various basic insurance coverages when they are not available in voluntary markets. Such mechanisms are most prevalent for automobile and workers’ compensation insurance, but a majority of states also mandate participation in Fair Plans or Windstorm Plans, which provide basic property coverages. Some states also require insurers to participate in facilities that provide homeowners, crime and other classes of insurance where periodic market constrictions may occur. Participation is based upon the amount of a company’s voluntary written premiums in a particular state for the classes of insurance involved. These involuntary market plans generally are underpriced and produce unprofitable underwriting results.

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

      Although the federal government and its regulatory agencies generally do not directly regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways. Current and proposed federal measures which may significantly affect the insurance business include federal terrorism reinsurance, natural disaster reinsurance, hazardous waste removal and liability measures, tort reform, expansion of the Securities and Exchange Commission’s oversight authority over public accounting firms, containment of medical costs, automobile safety, ergonomics, patients’ rights, privacy, e-commerce, international trade, financial services deregulation and the taxation of insurance companies.

      Insurance companies are also affected by a variety of state and federal legislative and regulatory measures as well as by decisions of their courts that define and extend the risks and benefits for which insurance is provided. These include redefinitions of risk exposure in areas such as product liability and commercial general liability as well as extension and protection of employee benefits, including workers’ compensation and disability benefits.

      Legislative and judicial developments pertaining to asbestos and toxic waste exposures are discussed in Item 7 of this report on pages 24 through 26.

Item 2.  Properties

      The executive offices of the Corporation and the administrative offices of the Property and Casualty Insurance Group are in Warren, New Jersey. The Property and Casualty Insurance Group maintains zone administrative and branch offices in major cities throughout the United States and also has offices in Canada, Europe, Australia, the Far East and Latin America. Office facilities are leased with the exception of buildings in Branchburg, New Jersey and Simsbury, Connecticut. Management considers its office facilities suitable and adequate for the current level of operations. See Note (15) of the notes to consolidated financial statements incorporated by reference from the Corporation’s 2001 Annual Report to Shareholders.

Item 3.  Legal Proceedings

      As previously reported, a purported class action complaint was filed in the United States District Court for the District of New Jersey on August 31, 2000 by the California Public Employees’ Retirement System. The complaint alleges that the Corporation and two of its current officers, Dean R. O’Hare and Henry B. Schram, and former officer David B. Kelso and Executive Risk Inc. and three of its former officers, Stephen J. Sills, Robert H. Kullas and Robert V. Deutsch, are liable for certain misrepresentations and omissions regarding, among other matters, disclosures made between April 27, 1999 and October 15, 1999 relating to the improved pricing in the Corporation’s standard commercial insurance business and relating to the offer of the Corporation’s securities to, and solicitation of votes from, the former shareholders of Executive Risk Inc. in connection with the Corporation’s acquisition of Executive Risk Inc. Also, the Corporation and its Directors, as previously reported, have been named as defendants in a purported shareholder derivative action, which was filed on October 18, 2001 in the United States District Court for the District of New Jersey. The derivative action alleges that the Directors breached their fiduciary duties, engaged in gross mismanagement, and failed properly to exercise control over the dissemination of information regarding the Corporation’s operations and performance, which allegations are based on substantially the same allegations made in the complaint by the California Public Employees’ Retirement System, noted above. The Corporation is defending these actions vigorously.

      On December 11, 2001, JPMorgan Chase Bank (JPM), for and on behalf of Mahonia Limited and Mahonia Natural Gas Limited, commenced legal proceedings against Federal Insurance Company and certain other non-affiliated surety bond issuers in the Supreme Court of the State of New York, which action was subsequently removed to the United States District Court for the Southern District of New York (Mahonia Action). The Mahonia Action seeks payment from the surety bond issuers, severally and not jointly, under bonds issued for two subsidiaries of Enron Corporation, as principal, and Mahonia Limited and Mahonia Natural Gas Limited, as obligees. The plaintiffs seek payment of approximately $184 million from Federal under two surety bonds under which Mahonia Limited is obligee. Federal filed its answer and counterclaim asserting, among other things, that the surety bonds were issued based upon material misrepresentations and fraud in the inducement on the part of JPM and Mahonia Limited, which were relied upon by Federal to its detriment. Federal is pursuing the litigation vigorously. Because the Group recognized its maximum exposure relating to these surety bonds in the fourth quarter of 2001, any favorable development in the action would be reflected in future operating results.

      The Corporation and its subsidiaries are also defendants in various lawsuits arising out of their businesses. It is the opinion of management that the final outcome of these matters will not materially affect the consolidated financial position of the registrant.

      Information regarding certain litigation to which property and casualty insurance subsidiaries of the Corporation are a party is included in Item 7 of this report on pages 24 through 26.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the shareholders during the last quarter of the year ended December 31, 2001.

Executive Officers of the Registrant

		Year of
	Age(a)	Election(b)

Dean R. O’Hare, Chairman of the Corporation	59	1972

Joanne L. Bober, Senior Vice President and General Counsel of the Corporation	49	1999

John J. Degnan, President of the Corporation	57	1994

George R. Fay, Executive Vice President of Chubb & Son, a division of Federal	53	1999

David S. Fowler, Senior Vice President of the Corporation	56	1989

Henry G. Gulick, Vice President and Secretary of the Corporation	58	1975

Weston M. Hicks, Executive Vice President of the Corporation	45	2001

Ralph E. Jones, III, Executive Vice President of Chubb & Son, a division of Federal	46	1999

Paul J. Krump, Executive Vice President of Chubb & Son, a division of Federal	42	2001

Charles M. Luchs, Executive Vice President of Chubb & Son, a division of Federal	62	1996

Andrew A. McElwee, Jr., Senior Vice President of the Corporation	47	1997

Glenn A. Montgomery, Senior Vice President of the Corporation	49	1997

Thomas F. Motamed, Executive Vice President of the Corporation	53	1997

Michael J. O’Neill, Jr., Senior Vice President and Counsel of the Corporation	53	1999

Michael O’Reilly, Executive Vice President of the Corporation	58	1976

Richard H. Ort, Executive Vice President of Chubb & Son, a division of Federal	60	2001

Henry B. Schram, Senior Vice President of the Corporation	55	1985

      (a) Ages listed above are as of April 30, 2002.

      (b) Date indicates year first elected or designated as an executive officer.

      All of the foregoing officers serve at the pleasure of the Board of Directors of the Corporation or listed subsidiary and have been employees of the Corporation or a subsidiary of the Corporation for more than five years except for Ms. Bober and Messrs. Hicks and Jones.

      Prior to joining the Corporation in 1999, Ms. Bober was Senior Vice President, General Counsel and Secretary of General Signal Corporation since 1997. Previously, she was a partner in the law firm of Jones, Day, Reavis & Pogue.

      Before joining Chubb in 2001, Mr. Hicks was a Managing Director of J.P. Morgan where he was responsible for its equity research coverage of the property and casualty insurance industry. Previously, Mr. Hicks was a Senior Research Analyst with Sanford C. Bernstein & Co., Inc.

      Before rejoining Chubb in 1999, Mr. Jones was a Director of Hiscox Plc and Managing Director
of Hiscox Insurance Company Ltd. since July 1997. Mr. Jones was previously President and Director of Chubb Insurance Company of Europe, as well as a Senior Vice President and Managing Director of Chubb & Son Inc.

PART II.

Item 5.  Market for the Registrant’s Common Stock and Related Security Holder Matters

      Incorporated by reference from the Corporation’s 2001 Annual Report to Shareholders, page 73.

Item 6.  Selected Financial Data

      Selected financial data for the five years ended December 31, 2001 are incorporated by reference from the Corporation’s 2001 Annual Report to Shareholders, pages 44 through 47.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Management’s discussion and analysis of financial condition and results of operations addresses the financial condition of the Corporation and its subsidiaries as of December 31, 2001 compared with December 31, 2000 and the Corporation’s results of operations for each of the three years in the period ended December 31, 2001. The supplementary financial information and the consolidated financial statements and related notes, all of which are integral parts of the following analysis of our results and our financial position, are incorporated by reference from the Corporation’s 2001 Annual Report to Shareholders, pages 21, 22 and 48 through 71.

Cautionary Statement Regarding Forward-Looking Information

      Certain statements in this document, as well as certain statements incorporated by reference herein, may be considered to be “forward looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. Words or phrases such as “will result”, “is expected to”, “will continue”, “is anticipated”, or similar expressions are intended to identify forward looking statements, although not all forward looking statements contain those identifying words. Such forward looking statements are subject to certain risks, uncertainties and assumptions about our business. The factors that could cause actual results to differ materially from those suggested by any such statements include but are not limited to those discussed or identified from time to time in the Corporation’s public filings with the Securities and Exchange Commission and specifically to risks or uncertainties associated with any one or more of the following:

•	the availability of primary and reinsurance coverage, including the implications relating to the absence of terrorism legislation;

•	global political conditions and the occurrence of any terrorist attacks, including any nuclear, biological or chemical events;

•	premium price increases and profitability or growth estimates overall or by lines of business, and related expectations with respect to the timing and terms of any required regulatory approvals;

•	our expectations with respect to cash flow projections and investment income and with respect to other income;

•	the adequacy of loss reserves including:

–	our expectations relating to insurance losses from the September 11 attack and related reinsurance recoverables;

–	any impact from the bankruptcy protection sought by various asbestos producers and other related businesses;

–	any changes in judicial or legislative decisions relating to coverage and liability for asbestos and toxic waste claims;

•	Enron-related effects, including:

–	the effects on the energy markets and the companies that participate in them;

–	the effects on the capital markets and the markets for directors and officers and errors and omissions insurance;

–	claims and litigation arising out of accounting disclosures by other companies;

–	any legislative or regulatory proposals or changes;

•	general economic conditions including:

–	changes in interest rates and the performance of the financial markets;

–	changes in domestic and foreign laws, regulations and taxes;

–	changes in competition and pricing environments;

–	regional or general changes in asset valuations;

–	the occurrence of significant weather-related or other natural or human-made disasters;

–	the inability to reinsure certain risks economically;

–	changes in the litigation environment;

–	general market conditions.

      The Corporation assumes no obligation to update any forward looking information set forth in this document, as well as any statements incorporated by reference herein, which speak as of the respective dates thereof.

Critical Accounting Estimates and Judgments

      The consolidated financial statements include amounts based on informed estimates and judgments of management for those transactions that are not yet complete or for which the ultimate effects are uncertain. Such estimates and judgments affect the reported amounts in the financial statements. Those estimates and judgments that were most critical to the preparation of the financial statements involved the adequacy of loss reserves and, to a lesser extent, the fair value of credit derivative obligations and the recoverability of the carrying value of real estate properties. These estimates and judgments are discussed within the following analysis of our results of operations. If different estimates and judgments had been applied, materially different amounts might have been reported in the financial statements.

Earnings Summary

      Operating income, which excludes realized investment gains and losses, was $111 million in 2001 compared with $681 million in 2000 and $565 million in 1999. Operating income in 2001 was adversely affected by two large loss events. In the third quarter, we incurred net costs of $645 million, or $420 million after-tax, related to the September 11 attack in the United States. Then, in the fourth quarter, we recognized net surety bond losses of $220 million, or $143 million after-tax, arising from the bankruptcy of Enron Corp.

      Net income, which includes realized investment gains and losses, was $112 million in 2001 compared with $715 million in 2000 and $621 million in 1999.

Property and Casualty Insurance

     Overview

      Our property and casualty business incurred an operating loss before taxes of $53 million in 2001 compared with operating income of $803 million in 2000 and $626 million in 1999. Excluding the net costs of $645 million related to the September 11 attack and the net surety bond losses of $220 million related to Enron, operating income before taxes was $812 million in 2001, similar to that in 2000. The higher earnings in 2000 compared with 1999 were due primarily to an improvement in underwriting results, caused in large part by substantially lower catastrophe losses.

      A summary of our property and casualty insurance operating results for the years ended December 31, 2001, 2000 and 1999 is included in the supplementary financial data on page 21 of the Corporation’s 2001 Annual Report to Shareholders. The summary on page 17 of our property and casualty insurance operating results for 2001 also presents such results excluding the impact of the September 11 attack and shows the impact of the September 11 attack separately.

			Excluding
		Impact of	Impact of
		Sept. 11	Sept. 11
	Total	Attack	Attack

	(in millions)
Underwriting

Net premiums written	$6,961	$30	$6,931

Increase in unearned premiums	(305)		(305)

Premiums earned	6,656	30	6,626

Claims and claim expenses	5,357	665	4,692

Operating costs and expenses	2,261		2,261

Increase in deferred policy acquisition costs	(87)		(87)

Dividends to policyholders	29		29

Total claims and expenses	7,560	665	6,895

Underwriting loss	(904)	(635)	(269)

Investment income	903		903

Amortization of goodwill and other charges	(52)	(10)	(42)

Property and casualty income (loss) before tax	$(53)	$(645)	$592

      The pre-tax costs of $645 million related to the September 11 attack had three components. First, in our insurance business, we incurred estimated net claims and claim expenses of $555 million plus reinsurance reinstatement costs of $50 million, for an aggregate cost of $605 million. Second, in our reinsurance business written through Chubb Re, which is included in other specialty results, we incurred estimated net claims and claim expenses of $110 million and recognized net reinstatement premium revenue of $80 million, for a net cost of $30 million. Finally, we recorded a $10 million charge, included in other charges, as our share of the losses publicly estimated by Hiscox plc, a U.K. insurer in which we have a 28% interest.

      We estimate that our gross claims and claim expenses from the September 11 attack were about $3 billion. Most of the claims were from property exposure and business interruption losses. We also had significant workers’ compensation losses. Our net claims and claim expenses of $665 million were significantly lower than the gross amount due to various reinsurance agreements. Our property exposures were protected by facultative reinsurance, a property per risk treaty that limited our net loss per risk, and our property catastrophe treaty. Our workers’ compensation losses were protected by a casualty catastrophe treaty and a casualty clash treaty. Based on our review of our reinsurance programs, we estimated the amount of reinsurance recoverable. We believe the estimate is reasonable based on information available at the present time. We have also modeled the estimated recoveries by individual reinsurer. Based on this analysis, we estimate that 98% of our reinsurance is with reinsurers or markets rated investment grade or rated A or better by A.M. Best Company.

      Business interruption claims from the September 11 attack will take some time to settle, while potential liability claims, if initiated, could take years to settle. Given that, we have no evidence of any emerging issues that would cause us to change our reserve estimates. While it is possible that our estimate of ultimate net losses related to the September 11 attack may change in the future, we do not expect that any such change would have a material effect on the Corporation’s consolidated financial condition or liquidity.

  Underwriting Results

      Underwriting results by class of business for the years ended December 31, 2001, 2000 and 1999 are presented on page 22 of the Corporation’s 2001 Annual Report to Shareholders. In 2001, we formed three strategic business units: Chubb Personal Insurance, Chubb Commercial Insurance and Chubb Specialty Insurance. In conjunction with the formation of the strategic business units, we have reclassified property and marine business from our specialty insurance segment to our commercial insurance segment and also reclassified some business that was included within executive protection to multiple peril. Prior year amounts have been reclassified.

      Each of our underwriting segments was affected by the September 11 attack. However, the greatest impact by far was on our financial institutions business, which is part of our specialty insurance segment. Due to the distorting effect of the September 11 attack on our 2001 underwriting results, the remaining discussion and analysis of our underwriting results excludes the impact of the September 11 attack, unless otherwise noted. The following is a summary of our underwriting results for 2001 by class of business excluding the impact of the September 11 attack.

		Combined
	Net	Loss and
	Premiums	Expense
	Written	Ratios

	(in millions)
Personal insurance

Automobile	$480	98.7%

Homeowners	1,065	111.2

Other	436	75.5

Total personal	1,981	100.2

Commercial insurance

Multiple peril	772	102.1

Casualty	800	111.0

Workers’ compensation	355	92.2

Property and marine	569	112.7

Total commercial	2,496	106.1

Specialty insurance

Executive protection	1,349	94.0

Financial institutions	574	94.7

Other	531	142.9	(a)

Total specialty	2,454	104.5	(a)

Total	$6,931	103.9	%(a)

(a)	Includes the effect of net surety bond losses of $220 million related to Enron. Excluding the effect of the Enron surety losses, the combined loss and expense ratio was 99.2% for other specialty, 95.3% for total specialty and 100.5% in total.

      Net premiums written were $6.9 billion in 2001, an increase of 9% over 2000. Reported net premiums written increased 11% in 2000 compared with 1999. Reported premium growth in 2000 was affected by the inclusion of premiums written by Executive Risk Inc. since July 1999, the date it was acquired by the Corporation. Executive Risk was a specialty insurance company offering primarily directors and officers and errors and omissions coverages. Excluding the effect of the acquisition of Executive Risk, premium growth was 8% in 2000.

      Substantial premium growth was achieved in 2001 and 2000 outside the United States, particularly in Europe, our largest foreign market. Non-U.S. premiums grew 16% in both 2001 and 2000 in local currencies. However, due to the strength of the U.S. dollar, particularly in 2000, reported non-U.S. premiums increased by 12% in 2001 and only 9% in 2000.

      Personal coverages accounted for $2.0 billion or 29% of 2001 net premiums written, commercial coverages for $2.5 billion or 36% and specialty coverages for $2.4 billion or 35%.

      Premium growth in personal lines was strong in both 2001 and 2000. In our commercial classes, which include multiple peril, casualty, workers’ compensation and property and marine, premiums decreased in 2000 as higher prices were more than offset by lower retention rates, the latter due in part to our pruning of underperforming accounts where we could not attain price adequacy. The marketplace continued to improve in 2001 with many of our competitors increasing rates even before

September 11. As a result, our commercial lines premiums began to increase in 2001, particularly in the fourth quarter, as we retained more of our business and wrote more new business. Premium growth in the specialty lines was restricted in 2001, primarily due to the lack of growth in our executive protection business caused by our writing fewer multi-year policies as well as our initiative to increase pricing and to not renew underperforming accounts.

      The tragic event of September 11 and its aftermath have accelerated changes in commercial insurance markets. In the wake of heavy insurance industry losses, many insurance companies have sought substantial price increases, raised deductibles, reduced coverage limits or declined outright to renew coverage. In this environment, we are seeing more opportunities to write new, high quality accounts and we are retaining more of our business. We are getting substantial rate increases on business we write, often with more restrictive policy terms and conditions. We expect that this trend will continue during 2002.

      At the same time, as a result of the substantial losses incurred by reinsurers, the cost of reinsurance in the marketplace is increasing significantly and reinsurance capacity for certain coverages, such as terrorism, is limited. We are operating under the assumption that our reinsurers will not cover most forms of terrorism. The insurance industry has asked for a government backstop for any future terrorist attacks. However, Congress has not enacted a legislative solution to terrorism related losses.

      We expect that reinsurers will restructure our property per risk reinsurance to limit the amount of catastrophe risk covered by these treaties. Also, in many cases, we will have to retain a larger share of a loss before property per risk reinsurance applies. We may not renew certain reinsurance programs because the terms being offered are too restrictive or because the programs have become prohibitively expensive. In fact, effective in January 2002, we did not renew a casualty catastrophe program that had substantially reduced our net workers’ compensation losses from the September 11 attack. Our current property reinsurance program expires in April 2002. The potential increase in our net risk concentrations from a catastrophic event that would result from changes to our reinsurance arrangements may be offset to some degree by changes to our gross risk profile. In particular, we are making a concerted effort to reduce terrorism risk aggregations. A shortage of reinsurance capacity could constrain our ability to respond to business opportunities and could make our future operating results more volatile.

      Underwriting results were unprofitable in 2001 due primarily to the Enron-related surety bond losses described below, compared with near breakeven results in 2000 and unprofitable results in 1999. The combined loss and expense ratio, the common measure of underwriting profitability, was 103.9% in 2001 compared with 100.4% in 2000 and 102.8% in 1999.

      The surety losses arising from the Enron bankruptcy relate to bonds issued to various obligees in connection with Enron commitments. We recognized our maximum surety exposure of $220 million, net of reinsurance, in the fourth quarter of 2001. However, certain of these bonds are the subject of litigation. Management believes there are reasonable grounds for challenging the validity of our obligations under the bonds that are the subject of the litigation and intends to pursue the litigation vigorously. If we are successful in the litigation, any favorable development would be reflected in future operating results.

      Excluding the effect of the Enron surety losses, the combined loss and expense ratio was 100.5% in 2001, similar to the 100.4% in the prior year.

      The loss ratio, excluding the effect of the Enron surety losses, was 67.7% in 2001 compared with 67.5% in 2000 and 70.3% in 1999. Catastrophe losses other than those related to the September 11 attack were $114 million in 2001 which represented 1.7 percentage points of the loss ratio compared with $72 million or 1.2 percentage points in 2000 and $225 million or 4.0 percentage points in 1999. Catastrophe losses affecting results each year resulted primarily from weather-related events in the United States, including in particular Tropical Storm Allison in the second quarter of 2001 and Hurricane Floyd in the third quarter of 1999. Other than reinsurance recoveries related to the September 11 attack, we did not have any recoveries from our catastrophe reinsurance program during the three year period since there were no other individual catastrophes for which our losses exceeded the initial retention. Currently, our initial retention level for each catastrophic event is approximately $100 million in the United States and generally $25 million outside the United States. Our initial retention may increase when our catastrophe reinsurance program is renewed in 2002.

      Our expense ratio was 32.8% in 2001 compared with 32.9% in 2000 and 32.5% in 1999. The increase in the expense ratio in 2000 was due to overhead expenses growing at a somewhat higher rate than written premiums.

     Personal Insurance

      Net premiums from personal insurance increased 15% in 2001 compared with a 13% increase in 2000. We continued to grow our personal lines business with the in-force policy count for all coverages increasing. During 2001, our in-force policy count increased 14% for automobile, 8% for homeowners and 10% for other coverages. Personal lines premiums outside the United States grew significantly in 2001 and 2000, although from a small base. Much of this growth was in Europe where remedial actions to increase rates and improve the profitability of this business are in progress.

      Our personal insurance business produced near breakeven underwriting results in 2001 compared with substantial profits in 2000 and 1999. The combined loss and expense ratio was 100.2% in 2001 compared with 92.9% in 2000 and 89.9% in 1999.

      Homeowners results were unprofitable in 2001 compared with near breakeven results in 2000 and profitable results in 1999. Results deteriorated significantly in 2001 due primarily to a substantial increase in the frequency and severity of water damage claims, including those related to mold, as well as rate deficiencies in several states and inadequate insurance to value. Results deteriorated in 2000 compared with 1999 due to an increase in large non-catastrophe losses that more than offset a decrease in catastrophe losses. Catastrophe losses represented 5.4 percentage points of the loss ratio for this class in 2001 compared with 7.3 percentage points in 2000 and 11.8 percentage points in 1999. Homeowners results were unprofitable in Europe in each of the past three years as we are still building the critical mass necessary to absorb the costs of operating that franchise.

      Our personal automobile business was profitable in each of the last three years. However, profitability decreased in 2000 and again in 2001 due to an increase in the frequency of losses in the liability component of this business. Results in each year benefited from stable loss severity.

      Other personal coverages, which include insurance for personal valuables and excess liability, produced highly profitable results in each of the past three years, as favorable loss experience has continued.

      In the latter part of 2001, we had homeowners rate increases approved in many of the states where rates are deficient. We are seeking a second round of rate increases and are increasing insurance to value. We saw a dramatic proliferation of water damage claims in 2001, particularly in Texas, where state mandated policy language has contributed to broader water damage coverage. We are closely monitoring the water damage issue in Texas and in other states where it is becoming a growing concern. If necessary, we will reduce our presence in states where we cannot attain rate adequacy due to regulatory constraints or adverse loss trends.

     Commercial Insurance

      Net premiums from commercial insurance increased 7% in 2001 compared with a 2% decrease in 2000. The decrease in premiums in 2000 was the result of the strategy we put in place in late 1998 to increase the pricing in these classes and to not renew underperforming business where we could not attain price adequacy. As a result, retention levels were significantly below historical levels during 2000. On the business that was renewed, however, rates increased steadily. Rate increases remained firm in 2001. Premiums began to increase in 2001 as retention levels improved, particularly in the second half of the year. In addition, new business accelerated in the fourth quarter. Exposure growth, however, was minimal in 2001 due to the weak economy.

      Our commercial insurance business produced underwriting losses in each of the past three years, but has shown substantial improvement in each succeeding year. The improvement was due in large part to the cumulative effect of the pricing increases and more stringent risk selection in recent years. The combined loss and expense ratio was 106.1% in 2001 compared with 114.2% in 2000 and 120.4% in 1999.

      Commercial insurance results, particularly in the casualty classes, were adversely affected in each of the past three years by incurred losses related to asbestos and toxic waste claims. Such losses were $61 million in 2001, $31 million in 2000 and $47 million in 1999. The higher incurred losses in 2001 were the result of adverse trends in asbestos related exposure (see “Loss Reserves”).

      Multiple peril results were near breakeven in 2001 compared with unprofitable results in 2000 and highly unprofitable results in 1999. The improvement in 2001 was principally in the liability component of this business due to a lower frequency and severity of losses. The improvement in 2000 occurred in both the property and liability components due to a lower frequency of large losses in both the United States and overseas. Results in the property component in 2000 also benefited from an absence of catastrophe losses. Conversely, results in 1999 were adversely affected by higher catastrophe losses. Catastrophe losses represented 3.0 percentage points of the loss ratio for this class in 2001 and 9.2 percentage points in 1999. There were virtually no catastrophe losses in 2000.

      Results for our casualty business improved considerably in 2001 compared with the prior two years, but remained unprofitable. The improvement in 2001 was primarily in the automobile component of this business and, to a lesser extent, the primary liability component. Results in 2000 were similar with those in 1999, as improvement in the primary liability component was offset by deterioration in the automobile component. The automobile component was modestly unprofitable in 2001 compared with highly unprofitable results in 2000 and 1999. The significant improvement in 2001 was due to higher rates and the culling of loss prone business, which resulted in a lower frequency of losses. Results had deteriorated in 2000 due to inadequate prices and an increased frequency of losses. Results for the primary liability component were unprofitable in each of the past three years, but improved in each succeeding year. The excess liability component was somewhat more unprofitable in 2001 compared with the previous two years. The severity of the large losses that are prevalent in this class has increased in recent years. Excess liability results in each of the past three years benefited from favorable development of prior year loss reserves. As noted above, casualty results in each of the past three years were adversely affected by incurred losses related to asbestos and toxic waste claims. Casualty results outside the United States were near breakeven in 2001 compared with unprofitable results in 2000 and profitable results in 1999.

      Workers’ compensation results were highly profitable in 2001 compared with near breakeven results in 2000 and unprofitable results in 1999. The improvement each year was due to higher rates as well as a lower frequency of losses, resulting in large part from our disciplined risk selection during the past several years.

      Property and marine results remained highly unprofitable over the past three years. The positive effect of the pricing initiative and the culling of unprofitable accounts was offset each year by a high frequency of large property losses. Overseas losses were significantly higher in 2001 and 2000. Results in 1999 were adversely affected by higher catastrophe losses. Catastrophe losses represented 5.4 points of the loss ratio for this class in 2001 compared with 1.7 points in 2000 and 10.2 points in 1999.

     Specialty Insurance

      Reported net premiums from specialty commercial insurance increased by 8% in 2001 compared with a 26% increase in 2000. Excluding the effect of including only six months of Executive Risk business in 1999, premium growth was about 17% in 2000.

      Our strategy of working closely with our customers and our ability to bring new products to market and differentiate such products continue to enable us to renew a considerable percentage of our executive protection and financial institutions business. However, executive protection premium growth was only 6% in 2001. Recent claim severity trends indicated the need for higher rates and improved policy terms. As a result, we initiated a program to increase pricing and to not renew business that no longer meets our underwriting criteria. The low growth in 2001 was due to our writing fewer multi-year policies and the non-renewal of unprofitable business. Rates increased steadily in 2001, particularly for public company directors and officers liability business. As a result of the improved pricing, executive protection premiums increased 13% in the fourth quarter of 2001.

      Financial institutions had solid premium growth of 14% in 2001 due to both new business and higher rates. Expansion of the standard commercial component of this business may be somewhat restrained in 2002 by our management of terrorism exposure concentrations.

      Growth in our other specialty commercial business was primarily from Chubb Re, our reinsurance business that began operations in 1999. Premiums produced by Chubb Re amounted to $199 million in 2001 compared with $158 million in 2000 and $73 million in 1999. We expect reinsurance assumed business to be a significant contributor to growth in 2002.

      Our specialty commercial underwriting results were unprofitable in 2001 due to the Enron surety losses, compared with highly profitable results in 2000 and 1999. The combined loss and expense ratio was 104.5% in 2001 compared with 91.3% in 2000 and 88.5% in 1999. Excluding the effect of the Enron surety losses, underwriting results were profitable in 2001 as evidenced by a 95.3% combined loss and expense ratio.

      Executive protection results were profitable in each of the past three years due to favorable development of prior year loss reserves, particularly in the directors and officers and fiduciary liability components. However, profit margins have narrowed in the most recent accident years. Our employment practices liability business for large employers was unprofitable in each of the past three years. Overseas results were modestly unprofitable in 2001 due to several large directors and officers liability losses, compared with highly profitable results in the prior two years.

      Our financial institutions business was profitable in each of the last three years due to favorable loss experience in the fidelity component of this business. Results from our errors and omissions business were unprofitable in 2001 due to an increase in loss severity. The standard commercial business written on financial institutions produced profitable results in 2001 compared with breakeven results in 2000 and unprofitable results in 1999.

      Results in our other specialty classes were highly unprofitable in 2001 due to the Enron surety losses. Excluding the Enron surety losses, other specialty results were near breakeven in 2001 compared with unprofitable results in 2000 and profitable results in 1999. Our reinsurance assumed business generated by Chubb Re produced a modest underwriting loss in each of the past three years. Aviation results were highly unprofitable in each of these years. We have reduced our participation in aviation business which will reduce our exposure to any future losses.

      Surety results were highly profitable in 1999 and 2000 and, excluding the Enron surety losses, were highly profitable in 2001. As a result of disarray in the surety reinsurance market caused in large part by the Enron bankruptcy, the availability of surety reinsurance in the near term will be significantly reduced. As a result, our future surety results could be more volatile.

      We have in force several gas forward purchase surety bonds similar to those issued to Enron. The total amount of bonds with one principal is $570 million, which far exceeds the combined amount of all other similar surety bonds. The principals under these surety bonds continue to perform at this time and we have no reason to doubt their continued ability to perform.

  Loss Reserves

      Loss reserves are our property and casualty subsidiaries’ largest liability. Loss reserves at December 31, 2001 included significant amounts related to the September 11 attack and to our Enron surety exposure. The components of loss reserves were as follows:

	December 31

	2001	2000	1999

	(in millions)
Gross loss reserves

Total, per balance sheet	$15,515	$11,904	$11,435

Less:

Related to September 11 attack	2,775

Related to Enron surety exposure	333

Total, as adjusted	$12,407	$11,904	$11,435

Reinsurance recoverable

Total, per balance sheet	$4,505	$1,853	$1,686

Less:

Related to September 11 attack	2,239

Related to Enron surety exposure	121

Total, as adjusted	$2,145	$1,853	$1,686

Net loss reserves

Total	$11,010	$10,051	$9,749

Total, as adjusted	10,262	10,051	9,749

      Adjusted to exclude the loss reserves related to the September 11 attack and the Enron surety losses, loss reserves, net of reinsurance recoverable, increased by $211 million or 2% in 2001 compared with $302 million or 3% in 2000. Loss reserves for personal insurance and specialty insurance increased in 2001 and 2000 while loss reserves for commercial insurance decreased each year. Such decrease reflects the significant exposure reductions of the past several years and improved accident year results due to price increases and more stringent risk selection.

      During 2001, we experienced overall favorable development of $196 million on loss reserves established as of the previous year-end. This compares with favorable development of $230 million in 2000 and $206 million in 1999. Such redundancies were reflected in operating results in these respective years. Each of the past three years benefited from favorable claim experience for certain liability classes, offset in part by losses incurred related to asbestos and toxic waste claims.

      The process of establishing loss reserves is complex and imprecise as it reflects significant judgmental factors. This is true because claim settlements to be made in the future will be impacted by changing rates of inflation and other economic conditions, changing legislative, judicial and social environments and changes in our claim handling procedures.

      We use a variety of actuarial methods to estimate loss reserves. These methods generally utilize analyses of historical patterns of the development of paid and reported losses by accident year for each class of business. This process relies on the basic assumption that past experience, adjusted for the effects of current developments and likely trends, is an appropriate basis for predicting future outcomes.

      Our loss reserves include amounts related to short tail and long tail classes of business. Short tail classes consist principally of homeowners, personal valuables and commercial property business. For these classes, the estimation of loss reserves is less complex because claims are generally reported and settled quickly and the claims relate to tangible property.

      Long-tail classes include directors and officers liability and other executive protection coverages, commercial excess liability and other liability classes. Most of our loss reserves relate to long tail liability classes of business. For many liability claims significant periods of time, ranging up to several years or more, may elapse between the occurrence of the loss, the reporting of the loss and the settlement of the claim. The longer the time span between the incidence of a loss and the settlement of the claim, the more the ultimate settlement amount can vary. For the long tail liability classes, a relatively small proportion of net losses in the more recent accident years are reported claims and an even smaller proportion are paid losses. Therefore, a relatively large proportion of our net losses for these classes are reserves for incurred but not reported (IBNR) losses — claims that had not yet been reported to us, some of which were not yet known to the insured, and future development on reported claims. In fact, approximately 60% of our aggregate net loss reserves at December 31, 2001 were for IBNR.

      In spite of the inherent imprecision in the loss reserving process, financial reporting requirements dictate that we and other insurance companies report a single amount as the estimate of loss reserves at each balance sheet date.

      Judicial decisions and legislative actions continue to broaden liability and policy definitions and to increase the severity of claim payments. As a result of this and other societal and economic developments, the uncertainties inherent in estimating ultimate claim costs on the basis of past experience have been exacerbated, further complicating the already complex loss reserving process.

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

      Asbestos remains the most significant and difficult mass tort for the insurance industry in terms of claims volume and dollar exposure. The continued flow of claims has pushed about a dozen manufacturers and users of asbestos products into bankruptcy since 2000. To date, approximately 50 companies have filed for bankruptcy as a result of asbestos liability. In part as a result of these bankruptcies, the volume and value of claims against viable asbestos defendants continue to increase.

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

      Our other asbestos exposures are mostly peripheral defendants, including a mix of manufacturers, distributors and installers of certain products that contain asbestos as well as premises owners. Generally, these insureds are named defendants on a regional rather than a nationwide basis. As the financial resources of traditional asbestos defendants have been depleted, plaintiffs are targeting these peripheral parties with greater frequency and, in many cases, for larger awards. In addition, the plaintiffs’ bar continues to solicit new claimants through extensive advertising and through asbestos medical screenings. Litigation is then initiated even though many of the claimants do not show any signs of asbestos-related illness. Thus, new asbestos claims and new exposures on existing claims have continued unabated despite the fact that usage of asbestos has declined since the mid-1970’s. Based on published projections, we expect that we will continue receiving asbestos claims at the current rate for at least the next several years.

      Early asbestos claims focused on the major manufacturers, distributors or installers of asbestos products under the products liability section of primary general liability policies, which typically had aggregate limits that capped an insurer’s liability. A growing number of asbestos claims by insureds are being presented as “non-products” claims, such as those by installers of asbestos products and by property owners who allegedly had asbestos on their property, under the premises or operations section of primary general liability policies. Unlike products exposures, these non-products exposures typically had no aggregate limits, creating potentially greater exposure. Further, in an effort to seek additional insurance coverage, some insureds that have substantially eroded their products coverage are presenting new asbestos claims as non-products premises or operations claims or attempting to reclassify old products claims. The extent to which insureds will be successful in obtaining coverage on this basis is uncertain.

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

      Federal legislation still appears to be the best vehicle for comprehensively addressing the asbestos problem. Any legislative solution would require the support of members of the plaintiffs’ bar.

      Significant uncertainty remains as to our ultimate liability related to asbestos related claims due to such factors as the long latency period between asbestos exposure and disease manifestation and the resulting potential for involvement of multiple policy periods for individual claims as well as the increase in the volume of claims by plaintiffs who claim exposure but who have no symptoms of asbestos-related disease and an increase in claims filed under the non-aggregate premises or operations section of general liability policies.

      Hazardous waste sites are another significant potential exposure. Under the federal “Superfund” law and similar state statutes, when potentially responsible parties (PRPs) fail to handle the clean-up at a site, regulators have the work done and then attempt to establish legal liability against the PRPs. Most PRPs named to date are parties who have been generators, transporters, past or present land owners or past or present site operators. The PRPs disposed of toxic materials at a waste dump site or transported the materials to the site. In many instances, these PRPs had proper government authorization. Most sites have multiple PRPs. Insurance policies issued to PRPs were not intended to cover the clean-up costs of pollution and, in many cases, did not intend to cover the pollution itself. Pollution was not a recognized hazard at the time many of these policies were written. In more recent years, however, policies specifically exclude such exposures.

      As the costs of environmental clean-up became substantial, PRPs and others increasingly filed claims with their insurance carriers. Litigation against insurers extends to issues of liability, coverage and other policy provisions.

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

      Uncertainties also remain as to the Superfund law itself. Superfund’s taxing authority expired on December 31, 1995 and has not been re-enacted. Notwithstanding continued pressure by the insurance industry and other interested parties to achieve a legislative solution that would reform the liability provisions of the law, federal legislation appears to be at a standstill. At this time, it is not possible to predict the direction that any reforms may take, when they may occur or the effect that any changes may have on the insurance industry.

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

      Toxic waste losses appear to be developing as expected due to relatively stable claim trends. In many cases, claims are being settled for less than initially anticipated due to various factors, including more efficient site remediation efforts and increasing success with policy buy backs.

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

      The following table presents loss reserve activity, net of reinsurance recoverable, related to asbestos and toxic waste claims. Reinsurance recoveries related to these claims are not significant.

	Years Ended December 31

	2001	2000	1999

	(in millions)

Loss reserves, beginning of year	$450	$524	$1,075	(a)

Incurred losses	61	31	47

Losses paid	99	105	598	(a)

Loss reserves, end of year	$412	$450	$524

(a)	Includes $549 million related to asbestos claims against Fibreboard Corporation.

      Reserves for asbestos and toxic waste claims are continually reviewed and updated. Further increases in such loss reserves in 2002 and future years are possible as legal and factual issues concerning these claims continue to be clarified. The amount cannot be reasonably estimated at the present time.

      Management believes that the aggregate loss reserves of the property and casualty subsidiaries at December 31, 2001 were adequate to cover claims for losses that had occurred, including both those known to us and those yet to be reported. In establishing such reserves, management considers facts currently known and the present state of the law and coverage litigation. However, given the expansion of coverage and liability by the courts and the legislatures in the past and the possibilities of similar interpretations in the future, particularly as they relate to asbestos and toxic waste claims, additional increases in loss reserves may emerge in future periods. Any such increases would have an adverse effect on future operating results. However, management does not expect that any such increases would have a material adverse effect on the Corporation’s consolidated financial condition or liquidity.

  Catastrophe Exposure

      The tragic event of September 11 changed the way the property and casualty insurance industry views catastrophic risk. Numerous classes of business have become exposed to terrorism related catastrophic risks in addition to the catastrophic risks related to natural occurrences. This has required us to change how we identify and evaluate risk accumulations. We have changed our underwriting protocols to address terrorism and the limited availability of terrorism reinsurance. However, given the uncertainty of the potential threats, we cannot be sure that we have addressed all the possibilities.

      The Corporation’s property and casualty subsidiaries also have exposure to insured losses caused by hurricanes, earthquakes, winter storms, windstorms and other natural catastrophic events. The frequency and severity of natural catastrophes are unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in an area affected by the event and the severity of the event. We continually assess our concentration of underwriting exposures in catastrophe prone areas globally and develop strategies to manage this exposure through individual risk selection, subject to regulatory constraints, and through the purchase of catastrophe reinsurance.

In recent years, we have invested in modeling technologies and concentration management tools that enable us to better monitor and control catastrophe exposures. We also continue to explore and analyze credible scientific evidence, including the impact of global climate change, that may affect our potential exposure under insurance policies.

  Investments and Liquidity

      Property and casualty investment income after taxes increased 2% in 2001 compared with 2000 and 6% in 2000 compared with 1999. Reported growth in 2000 was due in part to the inclusion of Executive Risk investment income for only six months in 1999. Excluding the effect of the acquisition of Executive Risk, growth was about 3% in 2000. Growth in 2001 and 2000 was due to an increase in invested assets, which reflected substantial cash flow from operations over the period. Growth was dampened by lower available reinvestment rates on fixed maturities that matured in each year. The effective tax rate on our investment income was 17.0% in 2001 compared with 16.4% in 2000 and 15.7% in 1999. The effective tax rate increased each year as a result of our holding a somewhat smaller proportion of our investment portfolio in tax-exempt securities.

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

      New cash available for investment by the property and casualty subsidiaries was approximately $570 million in 2001 compared with $560 million in 2000 and $940 million in 1999. New cash available in 2001 and 2000 was lower than in 1999 due primarily to paid losses growing at a higher rate than premium receipts in these years.

      In addition to the cash from operations, the Corporation contributed $750 million to the property and casualty subsidiaries in the fourth quarter of 2001, of which $250 million was used to fund the purchase of a 19% interest in Allied World Assurance Holdings, Ltd, a newly formed Bermuda-based insurer.

      In 2001, we invested new cash primarily in corporate bonds. In 2000, we invested new cash primarily in mortgage-backed securities. In 1999, new cash was invested in tax-exempt bonds and corporate bonds. During 1999, we reduced our equity securities portfolio by approximately $350 million with $145 million of the proceeds used to fund the purchase of a 28% interest in Hiscox plc, a U.K. personal and commercial specialty insurer. In each year, we tried to achieve the appropriate mix of taxable and tax-exempt securities in our portfolio to balance both investment and tax strategies.

      We have evaluated our expected cash needs related to the settlement of claims from the September 11 attack. We expect to fund our obligations related to such claims from a combination of operating cash flows, maturity of fixed maturity securities and anticipated recovery of reinsurance. The period over which the payment of claims from the September 11 attack will be made is not yet determinable. Our property and casualty subsidiaries maintain investments in highly liquid, short-term and other marketable securities to provide for immediate cash needs. Should the need for additional liquidity develop, the Corporation could either sell a portion of its investment portfolio or draw down under its existing commercial paper or bank credit facilities.

Corporate and Other

      Corporate and other includes investment income earned on corporate invested assets, interest expense and other expenses not allocated to the operating subsidiaries, and the results of Chubb Financial Solutions and our real estate and other non-insurance subsidiaries. Corporate and other produced a loss before taxes of $14 million in 2001 compared with a loss of $4 million in both 2000 and 1999. Interest expense increased each year due to the inclusion of interest expense on the debt assumed in connection with the Executive Risk acquisition in July 1999 and the issuance of short term and long term debt in 2001. In 2000, corporate and other included income of $10 million from a noncompete payment related to the sale of the Corporation’s 50% interest in Associated Aviation Underwriters, Inc. (AAU).

  Chubb Financial Solutions

      Chubb Financial Solutions (CFSI) was organized by the Corporation in 2000 to engage in developing and providing risk-financing services through the capital and insurance markets. Since its inception, CFSI’s non-insurance operations have been primarily in the credit derivatives business, principally as a counterparty to credit default swaps. The Corporation guarantees all of these obligations. Income before taxes from the non-insurance business of CFSI was $7 million in 2001 and $3 million in 2000, which amounts are included in the corporate and other results. Revenues from this business, consisting of earned fees, were $27 million and $12 million in 2001 and 2000, respectively.

      In a typical credit default swap, CFSI participates in the senior or super senior layer of a structure designed to replicate the performance of a portfolio of securities, loans or other debt obligations. The structure of these credit default swaps generally requires CFSI to make payment to counterparties to the extent cumulative losses, related to numerous credit events, exceed a specified attachment point.

      Credit default swaps are derivatives and are carried at estimated fair value in the financial statements. Changes in fair value are included in income in the period of the change. Valuation models are used to estimate the fair value of our obligation in each credit default swap. Such valuations require considerable judgment and are subject to significant uncertainty. The fair value of our credit default swaps is subject to fluctuations arising from, among other factors, observable changes in credit spreads and interest rates. Increases in the fair value of obligations, which would result in a charge to income, could be material upon the occurrence of an extreme, widespread or persistent economic event that suggests an actual loss is possible. The market risks associated with our obligations under credit default swaps are discussed under “Market Risk — Credit Derivatives”.

      The insurance and reinsurance solutions that CFSI develops to meet the risk management needs of its customers are written by our property and casualty subsidiaries. Results from this business are included within our insurance results. A property and casualty subsidiary issued a reinsurance contract to an insurer that provides financial guarantees on asset-backed transactions. At December 31, 2001, the amount of aggregate principal commitments related to the contract was approximately $400 million, all of which expire by 2023.

  Real Estate

      Real estate operations resulted in a loss before taxes of $4 million in each of the past three years, which amounts are included in the corporate and other results. In each year, we sold selected commercial properties as well as residential properties. Real estate revenues were $87 million in 2001, $75 million in 2000 and $97 million in 1999.

      We own approximately $310 million of land that we expect will be developed in the future. In addition, we own approximately $185 million of commercial properties and land parcels under lease. We are continuing to explore the sale of certain of our remaining properties.

      Loans receivable, which amounted to $98 million at December 31, 2001, are primarily purchase money mortgages. Such loans, which were issued in connection with our joint venture activities and other property sales, are generally collateralized by buildings and, in some cases, land. We continually evaluate the ultimate collectibility of such loans and establish appropriate reserves.

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

Investment Gains and Losses

      Net investment gains realized by the Corporation and its property and casualty subsidiaries were as follows:

	Years Ended
	December 31

	2001	2000	1999

	(in millions)

Equity securities	$2	$(1)	$63

Fixed maturities	(1)	8	24

Sale of AAU	—	45	—

Realized investment gains before tax	$1	$52	$87

Realized investment gains after tax	$1	$34	$56

      Decisions to sell securities are governed principally by considerations of investment opportunities and tax consequences. Thus, realized investment gains and losses on the sale of investments may vary significantly from year to year.

      We periodically review the value of our invested assets for other than temporary impairment. If a decline in the fair value of an individual security is deemed to be other than temporary, the difference between cost and estimated fair value is charged to income as a realized investment loss.

      In 2001, realized gains on sales of equity securities and fixed maturities of $46 million and $34 million, respectively, were substantially offset by writedowns due to the recognition of other than temporary impairment on certain securities. Sales of equity securities in 1999 resulted in net realized investment gains due primarily to the significant appreciation in United States equity markets. A primary reason for the sale of fixed maturities in each of the last three years has been to improve our after-tax portfolio return without sacrificing quality where market opportunities have existed to do so.

      Fixed maturity securities which the Corporation and its insurance subsidiaries have the ability and intent to hold to maturity are classified as held-to-maturity. The remaining fixed maturities, which may be sold prior to maturity to support our investment strategies, such as in response to changes in interest rates and the yield curve or to maximize after-tax returns, are classified as available-for-sale. Fixed maturities classified as held-to-maturity are carried at amortized cost, while fixed maturities classified as available-for-sale are carried at market value. At December 31, 2001, 8% of the fixed maturity portfolio was classified as held-to-maturity compared with 10% at December 31, 2000 and 12% at December 31, 1999.

      The unrealized appreciation or depreciation of investments carried at market value, which includes equity securities and fixed maturities classified as available-for-sale, is reflected in a separate component of other comprehensive income, net of applicable deferred income tax.

      The unrealized market appreciation before tax of those fixed maturities carried at amortized cost was $64 million, $69 million and $59 million at December 31, 2001, 2000 and 1999, respectively. Such unrealized appreciation was not reflected in the consolidated financial statements.

      Changes in unrealized market appreciation or depreciation of fixed maturities were due primarily to fluctuations in interest rates.

Market Risk

      Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. Our primary exposure to market risks relates to our investment portfolio, which exposes the Corporation and its property and casualty subsidiaries to risks related to interest rates and, to a lesser extent, credit quality, prepayment, foreign currency exchange rates and equity prices. We also have exposure to market risks through our credit derivatives business and our debt obligations. Analytical tools and monitoring systems are in place to assess each of these elements of market risk.

  Investments

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

      Interest rate risk is the price sensitivity of a security that promises a fixed return to changes in interest rates. Changes in market interest rates directly affect the market value of our fixed income securities. We view the potential changes in price of our fixed income investments within the overall context of asset and liability management. Our actuaries estimate the payout pattern of our liabilities, primarily our property and casualty loss reserves, to determine their duration, which is the present value of the weighted average payments expressed in years. We set duration targets for our fixed income investment portfolios after consideration of the duration of these liabilities and other factors, which we believe mitigates the overall effect of interest rate risk for the Corporation and its property and casualty subsidiaries.

      The following table provides information about our fixed maturity investments which are sensitive to changes in interest rates. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates at December 31, 2001 and 2000. The cash flows are based on the earlier of the call date or the maturity date or, for mortgage-backed securities, expected payment patterns. Actual cash flows could differ from the expected amounts.

	At December 31, 2001

							Total

								Estimated
						There-	Amortized	Market
	2002	2003	2004	2005	2006	after	Cost	Value

	(in millions)

Tax-exempt	$753	$528	$826	$1,308	$737	$5,120	$9,272	$9,656

Average interest rate	6.2%	5.9%	5.8%	5.6%	5.5%	5.3%	—	—

Taxable — other than mortgage-backed securities	295	353	407	550	459	2,233	4,297	4,395

Average interest rate	6.5%	6.2%	6.5%	6.4%	6.4%	6.2%	—	—

Mortgage-backed securities	310	337	226	142	126	971	2,112	2,130

Average interest rate	7.1%	6.8%	6.4%	6.4%	6.5%	7.0%	—	—

Total	$1,358	$1,218	$1,459	$2,000	$1,322	$8,324	$15,681	$16,181

	At December 31, 2000

							Total

								Estimated
						There-	Amortized	Market
	2001	2002	2003	2004	2005	after	Cost	Value

				(in m	illions )

Tax-exempt	$662	$620	$586	$921	$1,308	$5,453	$9,550	$9,945

Average interest rate	6.8%	6.1%	5.9%	5.8%	5.6%	5.3%	—	—

Taxable — other than mortgage-backed securities	281	336	390	377	550	1,619	3,553	3,584

Average interest rate	6.2%	6.4%	6.5%	6.7%	6.6%	6.2%	—	—

Mortgage-backed securities	286	367	281	192	126	862	2,114	2,104

Average interest rate	7.2%	7.3%	7.2%	7.2%	7.3%	7.4%	—	—

Total	$1,229	$1,323	$1,257	$1,490	$1,984	$7,934	$15,217	$15,633

      The Corporation and its property and casualty subsidiaries have consistently invested in high quality marketable securities. As a result, we believe that we have minimal credit quality risk. Taxable bonds in our domestic portfolio comprise U.S. Treasury, government agency, mortgage-backed and corporate securities. Approximately 55% of our taxable bonds are issued by the U.S. Treasury or U.S. government agencies or rated AA or better by Moody’s or Standard and Poor’s. Of the tax-exempt bonds, more than 90% are rated AA or better, with more than 60% rated AAA. Less than 3% of our bond portfolio is below investment grade. Our taxable bonds have an average maturity of six years, while our tax-exempt bonds mature on average in eight years.

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

      Mortgage-backed securities comprised 33% and 37% of our taxable bond portfolio at year-end 2001 and 2000, respectively. About 50% of our mortgage-backed securities holdings at December 31, 2001 related to residential mortgages consisting of government agency pass-through securities, government agency collateralized mortgage obligations (CMOs) and AAA rated non-agency CMOs backed by government agency collateral or by single family home mortgages. The majority of the CMOs are actively traded in liquid markets and market value information is readily available from broker/dealers. An additional 30% of our mortgage-backed securities were call protected AAA rated commercial securities. The remaining mortgage-backed holdings were all in investment grade commercial mortgage-backed securities.

      Foreign currency risk is the sensitivity to foreign exchange rate fluctuations of the market value and investment income related to foreign currency denominated financial instruments. The functional currency of our foreign operations is generally the currency of the local operating environment since their business is transacted primarily in such local currency. We reduce the risks relating to currency fluctuations by maintaining investments in those foreign currencies in which our property and casualty subsidiaries have loss reserves and other liabilities. Such investments have characteristics similar to our liabilities in those currencies. At December 31, 2001, the property and casualty subsidiaries held non-U.S. investments of $1.6 billion supporting their international operations. These investments have quality and maturity characteristics similar to our domestic portfolio. The principal currencies creating foreign exchange rate risk for the property and casualty subsidiaries are the euro, the Canadian dollar and the British pound sterling. The following table provides information about those fixed maturity investments that are denominated in these currencies. The table presents cash flows of principal amounts in U.S. dollar equivalents by expected maturity dates at December 31, 2001 and 2000. Actual cash flows could differ from the expected amounts.

	At December 31, 2001

							Total

								Estimated
						There-	Amortized	Market
	2002	2003	2004	2005	2006	after	Cost	Value

	(in millions)

Euro	$7	$20	$40	$20	$40	$284	$411	$417

Canadian dollar	24	21	48	49	53	203	398	415

British pound sterling	1	9	21	54	38	176	299	302

	At December 31, 2000

							Total

								Estimated
						There-	Amortized	Market
	2001	2002	2003	2004	2005	after	Cost	Value

	(in millions)

Euro	$9	$24	$25	$28	$14	$213	$313	$317

Canadian dollar	23	21	29	26	31	232	362	377

British pound sterling	—	13	26	30	34	134	237	240

      Equity price risk is the potential loss arising from adverse changes in the value of equity securities. In general, equities have more year-to-year price variability than intermediate term high grade bonds. However, equity returns over longer time frames have been consistently higher. Our publicly traded equity securities are high quality, diversified across industries and readily marketable. Our portfolio also includes alternative investments, primarily investment partnerships. These investments by their nature are less liquid than our other investments. We actively manage our risk by allocating a comparatively small amount of funds to alternative investments, perform extensive research prior to investing in a new investment and monitor the performance of the entities in which we have invested. A hypothetical decrease of 10% in the market price of each of the equity securities held at December 31, 2001 and 2000 would have resulted in a decrease of $71 million and $83 million, respectively, in the fair value of the equity securities portfolio.

      All of the above risks are monitored on an ongoing basis. A combination of in-house systems and proprietary models and externally licensed software are used to analyze individual securities as well as each portfolio. These tools provide the portfolio managers with information to assist them in the evaluation of the market risks of the portfolio.

  Credit Derivatives

      CFSI’s obligations with respect to its credit derivatives business are carried at estimated fair value. The fair value of our credit default swaps is subject to fluctuations arising from, among other factors, changes in credit spreads and interest rates. At December 31, 2001, the fair value of future obligations under CFSI’s credit derivatives business was approximately $48 million, which is included in accrued expenses and other liabilities. For any particular credit default swap, an increase in the estimated fair value of our obligation may occur as a result of changing market conditions even when the probability of an actual loss to CFSI remains unlikely. The occurrence of an extreme, widespread or persistent economic event that suggests an actual loss is possible could result in a material increase in the fair value of our obligations.

      We review credit default swaps using quantitative analysis. When we enter into a credit default swap, we believe the credit quality in most instances is at least equal to the upper end of the investment grade credit spectrum. At December 31, 2001, CFSI’s aggregate exposure or retained risk, referred to as notional amounts, from its open credit default swaps was approximately $14.3 billion. The notional amounts are used to express the extent of involvement in swap transactions. The notional amounts are not a quantification of market risk or credit risk and are not recorded on the balance sheet. These amounts are used to calculate the exchange of contractual cash flows and are not necessarily representative of the potential for gain or loss. Since our position is senior to other subordinated interests and exposure to a single default within a referenced portfolio is limited, the severity of loss from our credit default swaps is likely to be lower than that of a similarly rated debt security portfolio valued at $14.3 billion.

  Debt

      We also have interest rate risk on our debt obligations. The table on page 33 provides information about our long term debt obligations and related interest rate swap at December 31, 2001. For debt obligations, the table presents expected cash flows of principal amounts and related weighted average interest rates by maturity date. For the interest rate swap, the table presents the notional amount and related interest rates by maturity date.

	At December 31, 2001

									Estimated
						There-			Market
	2002	2003	2004	2005	2006	after		Total	Value

	(in millions)
Long-term debt

Expected cash flows of principal amounts	$8	$101	$—	$301	$—	$941		$1,351	$1,387

Average interest rate	3.6%	6.9%	—	6.2%	—	6.8%
Interest rate swap

Notional amount	$—	$—	$—	$—	$—	$125		$125	$—

Variable pay rate						4.3	%(a)

Fixed receive rate						8.7%

(a) 3-month LIBOR rate plus 204 basis points

Capital Resources

      In July 1998, the Board of Directors authorized the repurchase of up to 12,500,000 shares of the Corporation’s common stock. In June 2001, the Board of Directors authorized the repurchase of up to an additional 16,000,000 shares. The 1998 authorization has no expiration while the 2001 authorization will expire on June 30, 2003. As of December 31, 2001, 3,287,100 shares remained under the 1998 share repurchase authorization and 10,366,300 shares remained under the 2001 authorization. In the aggregate, the Corporation repurchased 7,971,600 shares in open-market transactions in 2001 at a cost of $556 million, 3,783,400 shares in 2000 at a cost of $242 million and 2,596,700 shares in 1999 at a cost of $145 million.

      The Corporation’s financial strength provides the capacity and flexibility to raise funds in the capital markets. The Corporation filed a shelf registration statement in December 2001. When it is declared effective by the Securities and Exchange Commission, up to $1 billion of various types of securities may be issued by the Corporation.

      In November 2001, the Corporation sold $400 million of unsecured 6% notes due in 2011 and $200 million of unsecured 6.8% debentures due in 2031 under a previously filed shelf registration. The proceeds were used for general corporate purposes.

      The Corporation also has outstanding $300 million of unsecured 6.15% notes due in 2005 and $100 million of unsecured 6.60% debentures due in 2018. Chubb Capital Corporation, a wholly owned subsidiary, has outstanding $100 million of unsecured 6 7/8% notes due in 2003. The Chubb Capital notes are guaranteed by the Corporation.

      The long term debt obligations of Executive Risk remained in place subsequent to its acquisition in 1999. Chubb Executive Risk Inc., a wholly owned subsidiary of the Corporation, has outstanding $75 million of unsecured 7 1/8% notes due in 2007. Executive Risk Capital Trust, wholly owned by Chubb Executive Risk, has outstanding $125 million of 8.675% capital securities. The sole assets of the Trust are debentures issued by Chubb Executive Risk. The capital securities are subject to mandatory redemption in 2027 upon repayment of the debentures. The capital securities are also subject to mandatory redemption under certain circumstances beginning in 2007. The Corporation has guaranteed the unsecured notes and the capital securities.

      In August 2001, the Corporation entered into a cancelable interest rate swap in order to monetize the value of the call option embedded in the $125 million 8.675% capital securities. Under the terms of the interest rate swap, the Corporation receives 8.675% and pays the counterparty the 3-month LIBOR rate plus 204 basis points. As a result of entering into the swap, interest costs related to this portion of our debt will float with short term interest rates.

      The Corporation has two credit agreements with a group of banks that provide for unsecured borrowings of up to $500 million in the aggregate. The $200 million short term revolving credit facility, which was to have terminated on July 4, 2001, was extended to July 2, 2002. The $300 million medium term revolving credit facility terminates on July 11, 2002. On the respective termination dates, any loans then outstanding become payable. There have been no borrowings under these agreements. Management anticipates that similar credit agreements will replace these agreements. These facilities are available for general corporate purposes and to support the Corporation’s commercial paper borrowing arrangement.

Change in Accounting Principles

      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. The Statement addresses how intangible assets should be accounted for upon their acquisition and how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. Under SFAS No. 142, goodwill will no longer be amortized but rather will be tested at least annually for impairment. The provisions of SFAS No. 142 are effective for the Corporation for the year beginning January 1, 2002. The Statement will be applied to goodwill recognized in the Corporation’s financial statements at that date. SFAS No. 142 may not be applied retroactively to financial statements of prior periods. The elimination of goodwill amortization is expected to result in an increase in net income in 2002 of approximately $20 million. The Corporation is in the process of assessing the effect, if any, that the implementation of the other provisions of SFAS No. 142 will have on its consolidated financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

      Quantitative and qualitative disclosures about market risk are included in Item 7, pages 29 through 33 of this report.

Item 8.  Consolidated Financial Statements and Supplementary Data

      Consolidated financial statements of the Corporation at December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 and the Report of Independent Auditors thereon and the Corporation’s unaudited quarterly financial data for the two-year period ended December 31, 2001 are incorporated by reference from the Corporation’s 2001 Annual Report to Shareholders, pages 48 through 73.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III.

Item 10.  Directors and Executive Officers of the Registrant

      Information regarding the Corporation’s Directors is incorporated by reference from the Corporation’s definitive Proxy Statement for the Annual Meeting of Shareholders on April 30, 2002, pages 2 through 5. Information regarding the executive officers is included in Part I of this report.

Item 11.  Executive Compensation

      Incorporated by reference from the Corporation’s definitive Proxy Statement for the Annual Meeting of Shareholders on April 30, 2002, pages 9 through 22 other than the Performance Graph and the Organization and Compensation Committee Report appearing on pages 16 through 20.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Incorporated by reference from the Corporation’s definitive Proxy Statement for the Annual Meeting of Shareholders on April 30, 2002, pages 6 through 8.

Item 13.  Certain Relationships and Related Transactions

      Incorporated by reference from the Corporation’s definitive Proxy Statement for the Annual Meeting of Shareholders on April 30, 2002, page 24.

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

      (b) Reports on Form 8-K

There were no reports on Form 8-K filed for the three months ended December 31, 2001.

      For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant’s Registration Statements on Form S-8 Nos. 33-29185 (filed June 7, 1989), 33-30020 (filed July 18, 1989), 33-49230 (filed July 2, 1992), 33-49232 (filed July 2, 1992), 333-09273 (filed July 31, 1996), 333-09275 (filed July 31, 1996), 333-58157 (filed June 30, 1998), 333-67347 (filed November 16, 1998), 333-36530 (filed May 8, 2000) and Post-Effective Amendment No. 2 to Form S-4 on Form S-8 No. 333-73073 (filed July 19, 1999):

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

THE CHUBB CORPORATION
(Registrant)

March 8, 2002

By	DEAN R. O’HARE

(Dean R. O’Hare, Chairman and
Chief Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

DEAN R. O’HARE (Dean R. O’Hare)	Chairman, Chief Executive Officer and Director	March 8, 2002

ZOË BAIRD (Zoë Baird)	Director	March 8, 2002

JOHN C. BECK (John C. Beck)	Director	March 8, 2002

SHEILA P. BURKE (Sheila P. Burke)	Director	March 8, 2002

JAMES I. CASH, JR. (James I. Cash, Jr.)	Director	March 8, 2002

PERCY CHUBB, III (Percy Chubb, III)	Director	March 8, 2002

JOEL J. COHEN (Joel J. Cohen)	Director	March 8, 2002

JAMES M. CORNELIUS (James M. Cornelius)	Director	March 8, 2002

DAVID H. HOAG (David H. Hoag)	Director	March 8, 2002

Signature	Title	Date

KLAUS J. MANGOLD (Klaus J. Mangold)	Director	March 8, 2002

WARREN B. RUDMAN (Warren B. Rudman)	Director	March 8, 2002

DAVID G. SCHOLEY (David G. Scholey)	Director	March 8, 2002

(Raymond G.H. Seitz)	Director	March 8, 2002

LAWRENCE M. SMALL (Lawrence M. Small)	Director	March 8, 2002

(Karen Hastie Williams)	Director	March 8, 2002

JAMES M. ZIMMERMAN (James M. Zimmerman)	Director	March 8, 2002

ALFRED W. ZOLLAR (Alfred W. Zollar)	Director	March 8, 2002

WESTON M. HICKS (Weston M. Hicks)	Executive Vice President and Chief Financial Officer	March 8, 2002

HENRY B. SCHRAM (Henry B. Schram)	Senior Vice President and Chief Accounting Officer	March 8, 2002

THE CHUBB CORPORATION

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

COVERED BY REPORT OF INDEPENDENT AUDITORS

(Item 14(a))

		Annual Report to
		Shareholders	Form 10-K
		Page	Page

Report of Independent Auditors		72	—
Consolidated Balance Sheets at December 31, 2001 and 2000		49	—
Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999		48	—
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2001, 2000 and 1999		50	—
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999		51	—
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2001, 2000 and 1999		51	—
Notes to Consolidated Financial Statements		52	—
Supplementary Information (unaudited)
Quarterly Financial Data		73	—

Schedules:
I —	Consolidated Summary of Investments — Other than Investments in Related Parties at December 31, 2001	—	41
II —	Condensed Financial Information of Registrant at December 31, 2001 and 2000 and for the Years Ended December 31, 2001, 2000 and 1999	—	42
III —	Consolidated Supplementary Insurance Information at and for the Years Ended December 31, 2001, 2000 and 1999	—	45
IV —	Consolidated Reinsurance for the Years Ended December 31, 2001, 2000 and 1999	—	46
VI —	Consolidated Supplementary Property and Casualty Insurance Information for the Years Ended December 31, 2001, 2000 and 1999	—	46

      All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

      The consolidated financial statements and supplementary information listed in the above index, which are included in the Annual Report to Shareholders of The Chubb Corporation for the year ended December 31, 2001, are hereby incorporated by reference.

CONSENT OF INDEPENDENT AUDITORS

      We consent to the incorporation by reference in this Annual Report (Form 10-K) of The Chubb Corporation of our report dated February 28, 2002 included in the 2001 Annual Report to Shareholders of The Chubb Corporation.

      Our audits also included the financial statement schedules of The Chubb Corporation listed in Item 14(a). These schedules are the responsibility of the Corporation’s management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

      We also consent to the incorporation by reference in the Registration Statements (Form S-3: No. 333-67445, No. 333-74912 and Form S-8: No. 33-29185, No. 33-30020, No. 33-49230, No. 33-49232, No. 333-09273, No. 333-09275, No. 333-58157, No. 333-67347, No. 333-36530 and Post-Effective Amendment No. 2 to Form S-4 on Form S-8 No. 333-73073) of our report dated February 28, 2002, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedules included in this Annual Report (Form 10-K) of The Chubb Corporation.

ERNST & YOUNG LLP

New York, New York
March 28, 2002

THE CHUBB CORPORATION

Schedule I

CONSOLIDATED SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES

(in millions)

December 31, 2001

			Amount
			at Which
	Cost or		Shown in
	Amortized	Market	the
Type of Investment	Cost	Value	Balance Sheet

Short term investments	$956.8	$956.8	$956.8

Fixed maturities
Bonds

United States Government and government agencies and authorities	1,187.9	1,217.1	1,215.8

States, municipalities and political subdivisions	9,236.8	9,618.6	9,555.9

Foreign	1,581.9	1,625.6	1,625.6

Public utilities	330.1	334.7	334.7

All other corporate bonds	3,298.7	3,338.5	3,338.5

Total bonds	15,635.4	16,134.5	16,070.5

Redeemable preferred stocks	45.1	46.2	46.2

Total fixed maturities	15,680.5	16,180.7	16,116.7

Equity securities
Common stocks

Public utilities	2.3	2.3	2.3

Banks, trusts and insurance companies	7.4	8.3	8.3

Industrial, miscellaneous and other	708.5	657.1	657.1

Total common stocks	718.2	667.7	667.7

Non-redeemable preferred stocks	39.7	42.7	42.7

Total equity securities	757.9	710.4	710.4

Total invested assets	$17,395.2	$17,847.9	$17,783.9

THE CHUBB CORPORATION

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS — PARENT COMPANY ONLY

(in millions)

December 31

	2001	2000

Assets
Invested Assets

Short Term Investments	$22.5	$172.3

Taxable Fixed Maturities — Available-for-Sale (cost $281.6 and $329.2)	279.5	324.8

Equity Securities (cost $107.9 and $104.3)	97.6	118.3

TOTAL INVESTED ASSETS	399.6	615.4

Cash	—	.1

Investment in Consolidated Subsidiaries	6,935.6	6,436.3

Net Receivable from Consolidated Subsidiary	—	208.5

Other Assets	294.7	274.3

TOTAL ASSETS	$7,629.9	$7,534.6

Liabilities

Long Term Debt	$1,000.0	$400.0

Dividend Payable to Shareholders	57.8	57.8

Net Payable to Consolidated Subsidiaries	10.0	—

Accrued Expenses and Other Liabilities	36.8	95.1

TOTAL LIABILITIES	1,104.6	552.9

Shareholders’ Equity

Preferred Stock — Authorized 4,000,000 Shares; $1 Par Value; Issued — None	—	—

Common Stock — Authorized 600,000,000 Shares; $1 Par Value; Issued 180,131,238 and 178,833,278 Shares	180.1	178.8

Paid-In Surplus	527.0	466.0

Retained Earnings	6,369.3	6,492.6
Accumulated Other Comprehensive Income

Unrealized Appreciation of Investments, Net of Tax	252.6	220.1

Foreign Currency Translation Losses, Net of Tax	(73.0)	(68.5)

Receivable from Employee Stock Ownership Plan	(48.9)	(62.5)

Treasury Stock, at Cost — 10,059,857 and 3,914,105 Shares	(681.8)	(244.8)

TOTAL SHAREHOLDERS’ EQUITY	6,525.3	6,981.7

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,629.9	$7,534.6

      The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Corporation’s 2001 Annual Report to Shareholders.

THE CHUBB CORPORATION

Schedule II

(continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF INCOME — PARENT COMPANY ONLY

(in millions)

Years Ended December 31

	2001	2000	1999

Investment Income	$41.6	$41.7	$41.9

Realized Investment Gains	21.2	29.4	18.1

Investment Expenses	(1.8)	(2.1)	(2.1)

Corporate Expenses	(62.1)	(52.6)	(41.2)

	(1.1)	16.4	16.7

Federal and Foreign Income Tax (Credit)	(19.1)	3.0	6.9

	18.0	13.4	9.8

Equity in Net Income of Consolidated Subsidiaries	93.5	701.2	611.3

NET INCOME	$111.5	$714.6	$621.1

      The Corporation and its domestic subsidiaries file a consolidated federal income tax return. The Corporation’s federal income tax represents its allocation of federal income tax under the Corporation’s tax allocation agreements with its subsidiaries.

      The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Corporation’s 2001 Annual Report to Shareholders.

THE CHUBB CORPORATION

Schedule II

(continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS — PARENT COMPANY ONLY

(in millions)

Years Ended December 31

	2001	2000	1999

Cash Flows from Operating Activities

Net Income	$111.5	$714.6	$621.1
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities

Equity in Net Income of Consolidated Subsidiaries	(93.5)	(701.2)	(611.3)

Realized Investment Gains	(21.2)	(29.4)	(18.1)

Other, Net	25.6	11.9	16.3

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	22.4	(4.1)	8.0

Cash Flows from Investing Activities

Proceeds from Sales of Fixed Maturities	229.2	68.7	105.5

Proceeds from Maturities of Fixed Maturities	11.9	3.5	30.4

Proceeds from Sales of Equity Securities	100.4	101.4	68.7

Purchases of Fixed Maturities	(195.3)	(69.2)	(83.8)

Purchases of Equity Securities	(81.1)	(53.4)	(67.7)

Decrease (Increase) in Short Term Investments, Net	149.8	(65.6)	(8.5)

Capital Contributions to Consolidated Subsidiaries	(750.5)	—	—

Dividends and Other Distributions Received from Consolidated Subsidiaries	385.9	320.0	300.0

Other, Net	(52.7)	40.8	(9.8)

NET CASH PROVIDED (USED IN) BY INVESTING ACTIVITIES	(202.4)	346.2	334.8

Cash Flows from Financing Activities

Proceeds from Issuance of Long Term Debt	600.0	—	—

Repayment of Long Term Debt	—	—	(30.0)

Proceeds from Issuance of Common Stock Under Incentive and Purchase Plans	146.8	119.3	22.7

Repurchase of Shares	(555.6)	(242.3)	(145.0)

Dividends Paid to Shareholders	(234.8)	(229.0)	(210.6)

Change in Amounts Due from or to Consolidated Subsidiaries	218.5	(6.8)	6.4

Other, Net	5.0	16.3	14.2

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	179.9	(342.5)	(342.3)

Net Increase (Decrease) in Cash	(.1)	(.4)	.5

Cash at Beginning of Year	.1	.5	—

CASH AT END OF YEAR	$—	$.1	$.5

      In 1999, the Corporation acquired all of the outstanding common shares of Executive Risk Inc. in exchange for common stock of the Corporation. This noncash transaction has been excluded from the statements of cash flows.

      The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Corporation’s 2001 Annual Report to Shareholders.

THE CHUBB CORPORATION

Schedule III

CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION

(in millions)

	December 31			Year Ended December 31

	Deferred
	Policy				Net
	Acquisition	Unpaid	Unearned	Premiums	Investment		Insurance
Segment	Costs	Claims	Premiums	Earned	Income		Claims

2001
Property and Casualty Insurance

Personal	$270.1	$948.9	$1,031.4	$1,847.9			$1,268.2

Commercial	331.3	6,119.5	1,299.1	2,366.3			1,761.7

Specialty	327.4	8,446.5	1,585.7	2,442.2			2,327.5

Investments					$902.6	*

	$928.8	$15,514.9	$3,916.2	$6,656.4	$902.6		$5,357.4

2000
Property and Casualty Insurance

Personal	$234.8	$803.5	$890.2	$1,620.6			$963.7

Commercial	299.9	5,822.8	1,153.8	2,353.7			1,823.2

Specialty	307.3	5,278.3	1,472.3	2,171.6			1,340.8

Investments					$879.2	*

	$842.0	$11,904.6	$3,516.3	$6,145.9	$879.2		$4,127.7

1999
Property and Casualty Insurance

Personal	$201.7	$778.8	$784.1	$1,447.5			$836.8

Commercial	294.0	5,905.7	1,170.3	2,495.2			2,098.2

Specialty	284.0	4,750.2	1,368.7	1,709.3			1,007.0

Investments					$821.0	*

	$779.7	$11,434.7	$3,323.1	$5,652.0	$821.0		$3,942.0

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Year Ended December 31

	Amortization	Other
	of Deferred	Insurance
	Policy	Operating
	Acquisition	Costs and	Premiums
Segment	Costs	Expenses**	Written

2001
Property and Casualty Insurance

Personal	$504.9	$106.8	$1,981.1

Commercial	675.8	187.6	2,490.8

Specialty	590.7	136.7	2,489.6

Investments

	$1,771.4	$431.1	$6,961.5

2000
Property and Casualty Insurance

Personal	$446.7	$96.4	$1,722.8

Commercial	677.6	173.7	2,340.6

Specialty	521.1	126.3	2,269.8

Investments

	$1,645.4	$396.4	$6,333.2

1999
Property and Casualty Insurance

Personal	$401.3	$73.1	$1,524.5

Commercial	716.6	188.5	2,380.6

Specialty	411.8	97.5	1,796.0

Investments

	$1,529.7	$359.1	$5,701.1

*	Property and casualty assets are available for payment of claims and expenses for all classes of business; therefore, such assets and the related investment income have not been allocated to the underwriting segments.

**	Other insurance operating costs and expenses does not include amortization of goodwill and other charges.

The Consolidated Supplementary Insurance Information for 2000 and 1999 include certain reclassifications to conform with the 2001 presentation, which more closely reflects the way the property and casualty business is now managed. The total amounts are not affected.

THE CHUBB CORPORATION

Schedule IV

CONSOLIDATED REINSURANCE

(in millions)

Years Ended December 31

	Property and Casualty Insurance Premiums Earned
					Percentage of
		Ceded	Assumed		Amount
	Direct	to Other	from Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net

2001	$7,125.8	$1,003.3	$533.9	$6,656.4	8.0

2000	$6,550.2	$786.9	$382.6	$6,145.9	6.2

1999	$6,037.1	$631.6	$246.5	$5,652.0	4.4

THE CHUBB CORPORATION

Schedule VI

CONSOLIDATED SUPPLEMENTARY PROPERTY AND CASUALTY INSURANCE INFORMATION

(in millions)

Years Ended December 31

	Claims and Claim
	Adjustment
	Expenses Incurred
	Related to
			Paid Claims and
	Current	Prior	Claim Adjustment
	Year	Years	Expenses

2001	$5,552.9	$(195.5)	$4,399.0

2000	$4,357.7	$(230.0)	$3,825.2

1999	$4,147.6	$(205.6)	$3,848.9

THE CHUBB CORPORATION

EXHIBITS

(Item 14(a))

Description
(2) —	Plan of acquisition, reorganization, arrangement, liquidation or succession

Agreement and Plan of Merger dated as of February 6, 1999 among Executive Risk Inc., the registrant and Excalibur Acquisition, Inc. incorporated by reference to Exhibit (99.2) of the registrant’s Report to the Securities and Exchange Commission on Form 8-K dated February 6, 1999.

(3) —	Articles of incorporation and by-laws

Restated Certificate of Incorporation. Incorporated by reference to Exhibit (3) of the registrant’s Report to the Securities and Exchange Commission on Form 10-Q for the six months ended June 30, 1996.

Certificate of Amendment to the Restated Certificate of Incorporation. Incorporated by reference to Exhibit (3) of the registrant’s Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1998.

Certificate of Correction of Certificate of Amendment to the Restated Certificate of Incorporation. Incorporated by reference to Exhibit (3) of the registrant’s Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1998.

Restated By-Laws. Incorporated by reference to Exhibit (3) of the registrant’s Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 2000.
(4) —	Instruments defining the rights of security holders, including indentures

The registrant is not filing any instruments evidencing any indebtedness since the total amount of securities authorized under any single instrument does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

Rights Agreement dated as of March 12, 1999 between The Chubb Corporation and First Chicago Trust Company of New York as Rights Agent. Incorporated by reference to Exhibit 99.1 of the registrant’s Report to the Securities and Exchange Commission on Form 8-K dated March 12, 1999.

(10) —	Material contracts

The Chubb Corporation Producer Stock Incentive Program incorporated by reference to Exhibit (4.3) of the registrant’s Report to the Securities and Exchange Commission on Amendment No. 2 to Form S-3 No. 333-67445 dated January 25, 1999.

Executive Compensation Plans and Arrangements.

The Chubb Corporation Annual Incentive Compensation Plan (2001) incorporated by reference to Exhibit B of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders held on April 24, 2001.

The Chubb Corporation Stock Option Plan for Non-Employee Directors (2001) incorporated by reference to Exhibit C of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders held on April 24, 2001.

The Chubb Corporation Long-Term Stock Incentive Plan (2000) incorporated by reference to Exhibit A of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders held on April 25, 2000.

The Chubb Corporation Annual Incentive Compensation Plan (1996) incorporated by reference to Exhibit A of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders held on April 23, 1996.

Description

The Chubb Corporation Long-Term Stock Incentive Plan (1996), as amended, incorporated by reference to Exhibit (10) of the registrant’s Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1998.

The Chubb Corporation Stock Option Plan for Non-Employee Directors (1996), as amended, incorporated by reference to Exhibit (10) of the registrant’s Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1998.

The Chubb Corporation Long-Term Stock Incentive Plan (1992), as amended, incorporated by reference to Exhibit (10) of the registrant’s Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1998.

The Chubb Corporation Stock Option Plan for Non-Employee Directors (1992), as amended, incorporated by reference to Exhibit (10) of the registrant’s Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1998.

The Chubb Corporation Deferred Compensation Plan for Directors, as amended, incorporated by reference to Exhibit (10) of the registrant’s Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1998.

The Chubb Corporation Executive Deferred Compensation Plan incorporated by reference to Exhibit (10) of the registrant’s Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1998.

The Chubb Corporation Estate Enhancement Program incorporated by reference to Exhibit (10) of the registrant’s Report to the Securities and Exchange Commission on Form 10-Q for the three months ended March 31, 1999.

The Chubb Corporation Estate Enhancement Program for Non-Employee Directors incorporated by reference to Exhibit (10) of the registrant’s Report to the Securities and Exchange Commission on Form 10-Q for the three months ended March 31, 1999.

Executive Severance Agreement filed herewith.
Executive Severance Agreement incorporated by reference to Exhibit (10) of the registrant’s Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1998.
Executive Severance Agreement incorporated by reference to Exhibit (10) of the registrant’s Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1997.
Executive Severance Agreement incorporated by reference to Exhibit (10) of the registrant’s Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1995.

Executive Severance Agreement, as amended, incorporated by reference to Exhibit (10) of the registrant’s Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1994.

(11) —	Computation of earnings per share incorporated by reference from Note (17) of the notes to consolidated financial statements of the 2001 Annual Report to Shareholders.
(13) —	Pages 21, 22 and 44 through 73 of the 2001 Annual Report to Shareholders.
(21) —	Subsidiaries of the registrant filed herewith.
(23) —	Consent of Independent Auditors (see page 40 of this report).