Form 10-Q
period 2002-03-31
CHUBB CORP
filed 2002-05-15
CIK 20171

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                Washington, D. C.

                                      20549

                                    FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the quarterly period ended     March 31, 2002
                               ------------------------

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


        The number of shares of common stock outstanding as of April 30, 2002 was 171,435,848.

                              THE CHUBB CORPORATION
                                      INDEX



                                                                     Page Number
                                                                     -----------

Part I.   Financial Information:

  Item 1 - Financial Statements:

    Consolidated Balance Sheets as of
     March 31, 2002 and December 31, 2001.........................        1


    Consolidated Statements of Income for the
     Three Months Ended March 31, 2002 and 2001...................        2


    Consolidated Statements of Comprehensive Income
     for the Three Months Ended March 31, 2002 and 2001...........        3


    Consolidated Statements of Cash Flows for the
     Three Months Ended March 31, 2002 and 2001...................        4


    Notes to Consolidated Financial Statements....................        5


  Item 2 - Management's Discussion and Analysis
    of Financial Condition and Results of Operations..............        8


Part II.  Other Information:

  Item 4 - Submission of Matters to a Vote of
            Security Holders......................................       17

  Item 6 - Exhibits and Reports on Form 8-K.......................       18

                              THE CHUBB CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                          Mar. 31,     Dec. 31,
                                                            2002         2001
                                                          --------     --------
                                                               (in millions)
Assets

  Invested Assets
    Short Term Investments............................... $   750.3   $   956.8
    Fixed Maturities
      Held-to-Maturity - Tax Exempt (market $1,183.7
       and $1,282.5).....................................   1,127.7     1,218.5
      Available-for-Sale
       Tax Exempt (cost $8,038.8 and $8,053.8)...........   8,339.2     8,372.9
       Taxable (cost $7,072.3 and $6,408.2)..............   7,082.4     6,525.3
    Equity Securities (cost $716.0 and $757.9)...........     688.0       710.4
                                                          ---------   ----------

           TOTAL INVESTED ASSETS.........................  17,987.6    17,783.9
  Cash...................................................      23.3        25.8
  Securities Lending Collateral..........................     735.3       417.5
  Accrued Investment Income..............................     248.4       247.7
  Premiums Receivable....................................   1,844.6     1,692.8
  Reinsurance Recoverable on Unpaid Claims
   and Claim Expenses....................................   4,339.0     4,505.2
  Prepaid Reinsurance Premiums...........................     511.4       340.8
  Deferred Policy Acquisition Costs......................   1,015.0       928.8
  Real Estate Assets.....................................     640.0       646.6
  Investments in Partially Owned Companies...............     383.2       386.2
  Deferred Income Tax....................................     661.6       674.8
  Goodwill...............................................     467.4       467.4
  Other Assets...........................................   1,516.0     1,331.5
                                                          ---------   ----------

           TOTAL ASSETS.................................. $30,372.8   $29,449.0
                                                          =========   ==========

Liabilities

  Unpaid Claims and Claim Expenses....................... $15,454.3   $15,514.9
  Unearned Premiums......................................   4,417.0     3,916.2
  Securities Lending Payable.............................     735.3       417.5
  Short Term Debt........................................      99.0       199.0
  Long Term Debt.........................................   1,344.1     1,351.0
  Dividend Payable to Shareholders.......................      59.8        57.8
  Accrued Expenses and Other Liabilities.................   1,621.9     1,467.3
                                                          ---------   ----------

           TOTAL LIABILITIES.............................  23,731.4    22,923.7
                                                          ---------   ---------

Shareholders' Equity

  Common Stock - $1 Par Value; 180,149,781 and
   180,131,238 Shares....................................     180.1       180.1
  Paid-In Surplus........................................     513.8       527.0
  Retained Earnings......................................   6,507.7     6,369.3
  Accumulated Other Comprehensive Income
   Unrealized Appreciation of Investments, Net of Tax....     183.6       252.6
   Foreign Currency Translation Losses, Net of Tax.......     (78.3)      (73.0)
  Receivable from Employee Stock Ownership Plan..........     (48.9)      (48.9)
  Treasury Stock, at Cost - 9,102,100 and 10,059,857
             Shares......................................    (616.6)     (681.8)
                                                          ---------   ---------

           TOTAL SHAREHOLDERS' EQUITY....................   6,641.4     6,525.3
                                                          ---------   ----------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.... $30,372.8   $29,449.0
                                                          =========   ==========

See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                           THREE MONTHS ENDED MARCH 31


                                                         2002          2001
                                                         ----          ----
                                                            (in millions)
Revenues
  Premiums Earned..................................... $1,855.4      $1,620.6
  Investment Income...................................    242.5         244.7
  Real Estate and Other Revenues......................     16.6          22.7
  Realized Investment Gains (Losses)..................     (9.3)          3.5
                                                       --------      --------

         Total Revenues...............................  2,105.2       1,891.5
                                                       --------      --------

Claims and Expenses
  Insurance Claims and Claim Expenses.................  1,190.5       1,081.0
  Amortization of Deferred Policy Acquisition Costs...    473.0         439.2
  Other Insurance Operating Costs and Expenses........    145.3         118.4
  Real Estate and Other Expenses......................     18.1          18.5
  Investment Expenses.................................      5.6           5.4
  Corporate Expenses..................................     27.8          19.6
                                                       --------      --------

         Total Claims and Expenses....................  1,860.3       1,682.1
                                                       --------      --------

Income Before Federal and Foreign Income Tax..........    244.9         209.4
Federal and Foreign Income Tax........................     46.7          34.4
                                                       --------      --------

Net Income............................................ $  198.2      $  175.0
                                                       ========      ========

Average Common Shares Outstanding.....................    169.8         174.8
Average Common and Potentially Dilutive
 Shares Outstanding...................................    172.9         179.0

Net Income Per Share

 Basic................................................    $1.17         $1.00
 Diluted..............................................     1.15           .97

Dividends Declared Per Share..........................      .35           .34



See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           THREE MONTHS ENDED MARCH 31


                                                         2002          2001
                                                         ----          ----
                                                           (in millions)
Net Income............................................  $198.2        $175.0
                                                        ------        ------

Other Comprehensive Income (Loss)
  Change in Unrealized Appreciation or Depreciation
   of Investments, Net of Tax.........................   (69.0)        101.1
  Foreign Currency Translation Losses, Net of Tax.....    (5.3)        (10.3)
                                                        ------        ------
                                                         (74.3)         90.8
                                                        ------        ------

Comprehensive Income..................................  $123.9        $265.8
                                                        ======        ======




See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           THREE MONTHS ENDED MARCH 31

                                                            2002        2001
                                                            ----        ----
                                                              (in millions)
Cash Flows from Operating Activities
  Net Income............................................ $   198.2   $   175.0
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities
    Increase (Decrease) in Unpaid Claims
     and Claim Expenses, Net...........................      105.6       (65.3)
    Increase in Unearned Premiums, Net.................      335.5       112.3
    Increase in Premiums Receivable....................     (151.8)      (45.8)
    Increase in Deferred Policy Acquisition Costs......      (87.4)      (28.2)
    Change in Deferred Federal Income Tax..............       52.5         6.4
    Depreciation.......................................       25.4        23.9
    Realized Investment Losses (Gains).................        9.3        (3.5)
    Other, Net.........................................      (70.9)      (10.6)
                                                         ---------   ---------

  Net Cash Provided by Operating Activities.............     416.4       164.2
                                                         ---------   ---------

Cash Flows from Investing Activities
  Proceeds from Sales of Fixed Maturities...............   1,487.0       904.6
  Proceeds from Maturities of Fixed Maturities..........     374.9       290.5
  Proceeds from Sales of Equity Securities..............     113.5        51.4
  Purchases of Fixed Maturities.........................  (2,415.3)   (1,079.1)
  Purchases of Equity Securities........................     (91.0)      (79.3)
  Decrease (Increase) in Short Term Investments, Net....     206.5      (192.5)
  Increase in Net Payable from Security
   Transactions Not Settled.............................      61.8         5.6
  Purchases of Property and Equipment, Net..............     (33.9)      (39.1)
  Other, Net............................................       2.8        (6.0)
                                                         ---------   ---------

  Net Cash Used in Investing Activities.................    (293.7)     (143.9)
                                                         ---------   ---------

Cash Flows from Financing Activities
  Decrease in Short Term Debt, Net......................    (100.0)          -
  Repayment of Long Term Debt...........................      (3.7)        (.7)
  Proceeds from Issuance of Common Stock Under
   Incentive and Purchase Plans.........................      36.3        76.5
  Repurchase of Shares..................................         -       (37.7)
  Dividends Paid to Shareholders........................     (57.8)      (57.8)
                                                         ---------   ---------

  Net Cash Used in Financing Activities.................    (125.2)      (19.7)
                                                         ---------   ---------

Net Increase (Decrease) in Cash.........................      (2.5)         .6

Cash at Beginning of Year...............................      25.8        22.4
                                                         ---------   ---------

  Cash at End of Period................................. $    23.3   $    23.0
                                                         =========   =========



See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1)     General

               The amounts included in this report are unaudited but include those adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the 2001 Annual Report to Shareholders.

2)     Adoption of New Accounting Pronouncement

               Effective January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. The Statement addresses how intangible assets should be accounted for upon their acquisition and how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In accordance with SFAS No. 142, goodwill is no longer amortized but rather is tested at least annually for impairment. SFAS No. 142 may not be applied retroactively to financial statements of prior periods. In the first quarter of 2002, the Corporation completed a transitional goodwill impairment test under SFAS No. 142. As a result of the test, management determined that there was no impairment of goodwill.

               Adoption of SFAS No. 142 as of January 1, 2001 would have increased net income for the first quarter of 2001 by $5.0 million, or $0.03 per share.

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

               The net change in unrealized appreciation or depreciation of investments carried at market value was as follows:

                                                             Three Months Ended
                                                                  March 31
                                                           ---------------------
                                                             2002          2001
                                                             ----          ----
                                                                (in millions)
     Change in unrealized depreciation
      of equity securities................................ $  19.5       $  (.3)
     Change in unrealized appreciation
      of fixed maturities.................................  (125.7)       155.7
                                                           -------       ------
                                                            (106.2)       155.4
     Deferred income tax (credit).........................   (37.2)        54.3
                                                           -------       ------

     Change in unrealized appreciation or
      depreciation of investments, net.................... $ (69.0)      $101.1
                                                           =======       ======

4)     Earnings Per Share

               The following table sets forth the computation of basic and diluted earnings per share:

                                                     Three Months Ended
                                                          March 31
                                                   -----------------------
                                                    2002            2001
                                                    ----            ----
                                                       (in millions,
                                                  except per share amounts)
Basic earnings per share:
  Net income.....................................  $198.2          $175.0
                                                   ======          ======

  Weighted average number of common
   shares outstanding............................   169.8           174.8
                                                   ======          ======

  Basic earnings per share.......................  $ 1.17          $ 1.00
                                                   ======          ======

Diluted earnings per share:
  Net income.....................................  $198.2          $175.0
                                                   ======          ======

  Weighted average number of common
   shares outstanding............................   169.8           174.8
  Additional shares from assumed exercise
   of stock-based compensation awards............     3.1             4.2
                                                   ------          ------

  Weighted average number of common shares
   and potential common shares assumed
   outstanding for computing diluted
   earnings per share............................   172.9           179.0
                                                   ======          ======

  Diluted earnings per share.....................  $ 1.15          $  .97
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

               Revenues and income before income tax of the operating segments were as follows:

                                                    Three Months Ended
                                                         March 31
                                                 -------------------------
                                                   2002            2001
                                                 --------        --------
                                                       (in millions)
Revenues
  Property and casualty insurance
    Premiums earned
      Personal insurance.......................  $  502.2        $  437.5
      Commercial insurance.....................     649.8           589.1
      Specialty insurance......................     703.4           594.0
                                                 --------        --------
                                                  1,855.4         1,620.6

    Investment income..........................     230.2           225.4
                                                 --------        --------

      Total property and casualty insurance....   2,085.6         1,846.0

  Corporate and other..........................      28.9            42.0
  Realized investment gains (losses)...........      (9.3)            3.5
                                                 --------        --------

      Total revenues...........................  $2,105.2        $1,891.5
                                                 ========        ========


Income (loss) before income tax
  Property and casualty insurance
    Underwriting
      Personal insurance.......................  $   13.0        $    (.7)
      Commercial insurance.....................     (49.8)          (65.1)
      Specialty insurance......................       6.5            30.0
                                                 --------        --------
                                                    (30.3)          (35.8)
      Increase in deferred policy
       acquisition costs.......................      87.4            28.2
                                                 --------        --------

      Underwriting income (loss)...............      57.1            (7.6)

    Investment income..........................     225.2           220.8

    Other charges (a)..........................     (10.5)          (10.4)
                                                 --------        --------

      Total property and casualty insurance....     271.8           202.8

  Corporate and other..........................     (17.6)            3.1
  Realized investment gains (losses)...........      (9.3)            3.5
                                                 --------        --------

      Total income before income tax...........  $  244.9        $  209.4
                                                 ========        ========

(a) Other charges for the three months ended March 31, 2001 included goodwill amortization of $5.0 million.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTERS ENDED MARCH 31, 2002 AND 2001


SUMMARY OF FINANCIAL RESULTS

        The following is a summary of the Corporation's operating results for the first quarter of 2002 and 2001:

                                                             Quarter Ended
                                                                March 31
                                                          -------------------
                                                          2002          2001
                                                          ----          ----
                                                             (in millions)
PROPERTY AND CASUALTY INSURANCE
 Underwriting
  Net Premiums Written................................. $2,190.9      $1,732.9
  Increase in Unearned Premiums........................   (335.5)       (112.3)
                                                        --------      --------
     Premiums Earned...................................  1,855.4       1,620.6
                                                        --------      --------
  Claims and Claim Expenses............................  1,190.5       1,081.0
  Operating Costs and Expenses.........................    686.6         568.4
  Increase in Deferred Policy Acquisition Costs........    (87.4)        (28.2)
  Dividends to Policyholders...........................      8.6           7.0
                                                        --------      --------

  Underwriting Income (Loss)...........................     57.1          (7.6)
                                                        --------      --------

 Investments
  Investment Income Before Expenses....................    230.2         225.4
  Investment Expenses..................................      5.0           4.6
                                                        --------      --------

  Investment Income....................................    225.2         220.8
                                                        --------      --------

 Other Charges.........................................    (10.5)        (10.4)
                                                        --------      --------

 Property and Casualty Income..........................    271.8         202.8

CORPORATE AND OTHER....................................    (17.6)          3.1
                                                        --------      --------

CONSOLIDATED OPERATING INCOME BEFORE INCOME TAX........    254.2         205.9

Federal and Foreign Income Tax.........................     49.9          33.2
                                                        --------      --------

CONSOLIDATED OPERATING INCOME..........................    204.3         172.7

REALIZED INVESTMENT GAINS (LOSSES) AFTER INCOME TAX....     (6.1)          2.3
                                                        --------      --------

CONSOLIDATED NET INCOME................................ $  198.2      $  175.0
                                                        ========      ========

PROPERTY AND CASUALTY INVESTMENT INCOME
 AFTER INCOME TAX...................................... $  185.6      $  184.6
                                                        ========      ========

PROPERTY AND CASUALTY INSURANCE

        Earnings from our property and casualty business were significantly higher in the first quarter of 2002 compared with the same period of 2001 due primarily to a substantial improvement in underwriting results. Investment income increased slightly in the first quarter of 2002 compared with 2001. Property and casualty income before taxes amounted to $271.8 million in the first quarter of 2002 compared with $202.8 million in 2001.

        Net premiums written were $2.2 billion in the first quarter of 2002, an increase of 26% compared with the first quarter of 2001. U.S. premiums grew 26%. Substantial premium growth was also achieved outside the United States in the first quarter of 2002. Non-U.S. premiums grew approximately 29% both on a reported basis and in local currencies.

        Premium growth was strong in all segments of our business due primarily to higher rates. Growth in the commercial classes, which include multiple peril, casualty, workers' compensation and property and marine, was exceptionally strong. In the wake of heavy insurance industry losses in recent years, exacerbated by the tragic event of September 11, 2001, many insurance companies have sought substantial price increases, raised deductibles, reduced coverage limits or declined outright to renew coverage. In this environment, we are seeing more opportunities to write new, high quality accounts and we are retaining more of our business. We are getting substantial rate increases on business we write, often with more restrictive policy terms and conditions. We expect that this trend will continue throughout 2002.

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

        Our casualty reinsurance program renewed in January 2002. The combined casualty risk and clash structure is similar to the expiring program, but at an additional annual cost of approximately $20 million. We did not renew a workers' compensation catastrophe treaty that had substantially reduced our net losses from the September 11 attack because the terms and cost that were offered were unreasonable.

        Our property reinsurance program was renewed in April 2002. The property per risk treaty and property catastrophe treaties in the aggregate will cost approximately $120 million more on an annualized basis, with more restrictive terms, including terrorism exclusions. Our property per risk retention increased from $10 million to $15 million. Our catastrophe treaty for events in the United States was modified to increase our initial retention, to increase the reinsurance coverage at the top and to reduce our participation in the various layers of the program. The program now provides coverage for individual catastrophic events of approximately 87% of losses between $150 million and $650 million.

        The potential increase in our net risk concentrations from a catastrophic event that would result from these changes to our reinsurance arrangements may be offset to some degree by changes to our gross risk profile. In particular, we are making a concerted effort to reduce terrorism risk aggregations. However, our future operating results could be more volatile.

        Underwriting results were highly profitable in the first quarter of 2002 compared with breakeven results in 2001. Our combined loss and expense ratio was 95.9% in the first quarter of 2002 compared with 99.9% in 2001.

        The loss ratio was 64.4% for the first quarter of 2002 compared with 67.0% in 2001. Catastrophe losses during the first quarter of 2002 amounted to $13.3 million which represented 0.7 of a percentage point of the loss ratio compared with $11.5 million or 0.7 of a percentage point in 2001.

        Our expense ratio was 31.5% for the first quarter of 2002 compared with 32.9% in 2001. The decrease in the expense ratio was due primarily to premiums written growing at a substantially higher rate than overhead expenses.

        Underwriting results during 2002 and 2001 by class of business were as follows:

                                               Quarter Ended March 31
                                       ---------------------------------------
                                         Net Premiums       Combined Loss and
                                           Written            Expense Ratios
                                       ---------------      ------------------
                                       2002       2001       2002     2001
                                       ----       ----       ----     ----
                                        (in millions)
PERSONAL INSURANCE
  Automobile........................ $  119.1   $  106.6     100.5%    96.6%
  Homeowners........................    272.4      223.5     102.6    114.3
  Other.............................    111.0       98.5      80.9     73.9
                                     --------   --------     -----    -----
      Total Personal................    502.5      428.6      97.4    100.8
                                     --------   --------     -----    -----

COMMERCIAL INSURANCE
  Multiple Peril....................    247.0      204.5      99.9    104.6
  Casualty..........................    300.8      205.5     100.3    110.1
  Workers' Compensation.............    142.8      108.2      91.5     94.1
  Property and Marine...............    202.3      145.0      87.5    112.7
                                     --------     ------     -----   ------
      Total Commercial..............    892.9      663.2      95.7    106.6
                                     --------     ------     -----    -----

SPECIALTY INSURANCE
  Executive Protection..............    388.6      329.8      99.3     90.4
  Financial Institutions............    178.2      160.1      94.4    101.5
  Other.............................    228.7      151.2      88.3     88.8
                                     --------   --------     -----    -----
      Total Specialty...............    795.5      641.1      95.4     92.6
                                     --------   --------     -----    ------

      TOTAL......................... $2,190.9   $1,732.9      95.9%    99.9%
                                     ========   ========     =====    =====

  PERSONAL INSURANCE

        Premiums from personal insurance coverages, which represent 23% of total premiums written, increased by 17% in the first quarter of 2002 compared with the same quarter in 2001. Although premium growth was strong, growth in our in-force policy count slowed, as planned. Growth occurred in all personal classes, but was most significant in our homeowners business due primarily to higher rates and increased insurance-to-value.

        Our personal insurance business produced profitable underwriting results in the first quarter of 2002 compared with near breakeven results in 2001. The combined loss and expense ratio was 97.4% in the first quarter of 2002 compared with 100.8% in 2001.

        Homeowners results improved significantly in 2002 but remained modestly unprofitable. The improvement in 2002 was due to a decrease in the frequency of non-catastrophe losses, largely the result of the mild winter weather in the eastern half of the United States and fewer fire losses. Catastrophe losses represented 4.5 percentage points of the loss ratio for this class in the first quarter of 2002 compared with 2.8 percentage points in 2001. Homeowners results remained somewhat unprofitable outside the United States in 2002 as we are still building the critical mass necessary to absorb the costs of operating the franchise.

        Our remediation plan relating to our homeowners business is on track. We have made substantial progress in implementing rate increases in states where rates have been deficient. We are also in the process of filing mold exclusions in our largest states, and we are pursuing a number of other underwriting strategies designed to deal with escalating water damage claims.

        Our automobile business produced breakeven results in 2002 compared with profitable results in 2001 due to a higher allocation of overhead expenses, which resulted from the updating of our cost allocation formulas. Other personal coverages, which include insurance for personal valuables and excess liability, produced highly profitable results in 2002 and 2001 due to continued favorable loss experience.

COMMERCIAL INSURANCE

        Premiums from commercial insurance, which represent 41% of our total writings, increased by 35% in the first quarter of 2002 compared with the same period a year ago. The substantial premium growth in all segments of this business was due in large part to substantially higher rates and also to an increase in our in-force policy count. Retention levels in the first quarter of 2002 improved significantly from year ago levels. On the business that was renewed, rate increases continued to accelerate in the first quarter of 2002. New business in the quarter was three times that in the first quarter of 2001. During the quarter, we wrote more than two dollars of new business for every dollar of business we lost. The substantial growth was produced with the same tightened underwriting discipline that existed over the past three years when we were shrinking the book of business.

        Our commercial insurance business produced profitable underwriting results in the first quarter of 2002 compared with unprofitable results in 2001. Results improved in all segments of this business due in large part to the cumulative effect of price increases, better terms and conditions and more stringent risk selection in recent years. The combined loss and expense ratio was 95.7% for the first quarter of 2002 compared with 106.6% in 2001.

        Commercial insurance results, particularly in the casualty classes, were adversely affected in each year by incurred losses related to asbestos and toxic waste claims. Such losses were $22 million and $15 million in the first quarter of 2002 and 2001, respectively.

        Multiple peril produced breakeven results in 2002 compared with unprofitable results in 2001. The improvement in 2002 was in the property component of this business due to fewer losses both in the United States and overseas. Catastrophe losses were not significant for this class in the first quarter of 2002 or 2001.

        Our casualty business improved considerably in 2002, producing breakeven results compared with unprofitable results in the prior year. The improvement in 2002 was primarily in the automobile component of this business due to higher rates and the culling of loss prone business, which resulted in a lower frequency of losses. Results in the primary liability component also improved significantly. The excess liability component produced similarly unprofitable results in 2002 and 2001. The severity of the large losses that are prevalent in this class has increased in recent years. As noted above, casualty results were adversely affected in both years, but more so in 2002, by incurred losses related to asbestos and toxic waste claims.

        Workers' compensation results were similarly profitable in 2002 and 2001 due in large part to our disciplined risk selection during the past several years.

        Property and marine results were highly profitable in 2002 compared with unprofitable results in 2001. Results in 2002 benefited from a significant reduction in the number of severe losses both in the United States and overseas. Catastrophe losses for this class were not significant in either year.

  SPECIALTY INSURANCE

        Premiums from specialty insurance, which represent 36% of our total writings, increased by 24% in the first quarter of 2002 compared with the same period a year ago. Our strategy of working closely with our customers and our ability to differentiate our products continue to enable us to renew a considerable percentage of our executive protection and financial institutions business. The growth in executive protection and the professional liability component of our financial institutions business was primarily attributable to higher rates. In response to claim severity trends, we initiated a program in the second half of 2001 to increase pricing and improve policy terms and to not renew business that no longer met our underwriting criteria. We have implemented tighter terms and conditions, including lower policy limits and higher deductibles. New business is coming from the small to mid-size market. In the standard commercial component of our financial institutions business, rates were higher as well. Growth of this business was somewhat restrained by our management of terrorism exposure concentrations. Growth in our other specialty business was primarily from Chubb Re, our reinsurance business that began operations in 1999. Premiums produced by Chubb Re grew 67% in the first quarter of 2002 due in part to one large transaction.

        Our specialty business produced less profitable underwriting results in the first quarter of 2002 compared with 2001. The combined loss and expense ratio was 95.4% for the first quarter of 2002 compared with 92.6% in 2001.

        Our executive protection business produced near breakeven results in 2002 compared with profitable results in the prior year. Profit margins have narrowed in the most recent accident years. In addition, development of prior year loss reserves in the directors and officers liability component was less favorable in 2002. Overseas results were modestly unprofitable in 2002 due to several large directors and officers liability losses, compared with profitable results in 2001.

        Financial institutions results were profitable in 2002 compared with near breakeven results in 2001. The fidelity component of this business was profitable in both years due to favorable loss experience. Results for the professional liability component were unprofitable in 2002, compared with profitable results in 2001, due to an increase in high severity losses. The standard commercial business written on financial institutions was highly profitable in 2002 compared with unprofitable results in 2001. The 2001 results were adversely affected by one $10 million property loss.

        Our other specialty results were similarly profitable in 2002 and 2001. Our surety business in particular produced highly profitable results in both years.

  LOSS RESERVES

        Loss reserves at March 31, 2002 and December 31, 2001 included significant amounts related to the September 11 attack and to our surety exposure arising from the bankruptcy of Enron Corp. The components of loss reserves were as follows:

                                                March 31,       December 31,
                                                   2002             2001
                                                ---------       -------------
                                                        (in millions)
        Gross loss reserves
          Total, per balance sheet                  $15,454           $15,515
          Less:
            Related to September 11 attack            2,650             2,775
            Related to Enron surety exposure            206               333
                                                    -------           -------

          Total, as adjusted                        $12,598           $12,407
                                                    =======           =======

        Reinsurance recoverable
          Total, per balance sheet                  $ 4,339           $ 4,505
          Less:
            Related to September 11 attack            2,116             2,239
            Related to Enron surety exposure             13               121
                                                    -------           -------

          Total, as adjusted                        $ 2,210           $ 2,145
                                                    =======           =======

        Net loss reserves
          Total                                     $11,115           $11,010
          Total, as adjusted                         10,388            10,262

        Adjusted to exclude the loss reserves related to the September 11 attack and the Enron surety losses, loss reserves, net of reinsurance recoverable, increased by $126 million during the first quarter of 2002. Loss reserves for personal insurance and specialty insurance increased during the quarter while loss reserves for commercial insurance decreased. Such decrease reflects the significant exposure reductions of the past several years and the improved accident year results due to more stringent risk selection.

        Business interruption claims from the September 11 attack will take some time to settle, while potential liability claims, if initiated, could take years to settle. Our loss reserve estimates are thus subject to considerable uncertainty. Given that, we have no evidence of any emerging issues that would cause us to change our reserve estimates. While it is possible that our estimate of ultimate losses related to the September 11 attack, as well as the collectibility of related reinsurance recoverables, may change in the future, we do not expect that any such change would have a material effect on the Corporation's consolidated financial condition or liquidity.

  INVESTMENTS

        Property and casualty investment income after taxes increased by 0.5% in the first quarter of 2002 compared with the same period in 2001. Invested assets increased since the first quarter of 2001 due to substantial cash flow from operations over the period as well as capital contributed to the property and casualty subsidiaries by the Corporation in the fourth quarter of 2001. Growth in investment income in 2002 was hindered, however, by lower available reinvestment rates on fixed maturities that matured over the past year. The effective tax rate on investment income increased to 17.6% in the first quarter of 2002 from 16.4% in the comparable period in 2001 due to our holding a smaller proportion of our investment portfolio in tax-exempt securities.

        During the first quarter of 2002, new cash available for investment was invested in taxable bonds.

        The property and casualty subsidiaries maintain sufficient investments in highly liquid, short term and other marketable securities to provide for immediate cash needs.

CORPORATE AND OTHER

        Corporate and other includes investment income earned on corporate invested assets, interest expense and other expenses not allocated to the operating subsidiaries, and the results of Chubb Financial Solutions and our real estate and other non-insurance subsidiaries. Corporate and other produced a loss before taxes of $17.6 million in the first quarter of 2002 compared with income of $3.1 million in the first quarter of 2001. The change was due to several factors. Investment income was lower in 2002 due to the decrease in corporate invested assets resulting from the capital contributions to the property and casualty subsidiaries in the fourth quarter of 2001. Interest expense was higher in 2002 due to the issuance of debt in the fourth quarter of 2001. Results for Chubb Financial Solutions were near breakeven in the first quarter of 2002 compared with earnings of $5 million in 2001.

INVESTMENT GAINS AND LOSSES

        Net realized investment losses before taxes were $9.3 million in the first quarter of 2002 compared with net gains of $3.5 million for the same period in 2001. Decisions to sell securities are governed principally by considerations of investment opportunities and tax consequences. As a result, realized investment gains and losses on the sale of investments may vary significantly from period to period. If a decline in the fair value of an individual security is deemed to be other than temporary, the difference between cost and estimated fair value is charged to income as a realized investment loss. In 2002 and 2001, realized investment gains and losses reflected writedowns of $24.8 million and $15.2 million, respectively, due to the recognition of other than temporary impairment on certain securities.

CAPITAL RESOURCES

        In July 1998, the Board of Directors authorized the repurchase of up to 12,500,000 shares of the Corporation's common stock. In June 2001, the Board of Directors authorized the repurchase of up to an additional 16,000,000 shares. The 1998 authorization has no expiration while the 2001 authorization will expire on June 30, 2003. There were no share repurchases in the first quarter of 2002. As of March 31, 2002, 3,287,100 shares remained under the 1998 share repurchase authorization and 10,366,300 shares remained under 2001 authorization.

        On April 4, 2002, the shelf registration statement that the Corporation filed in December 2001 was declared effective by the Securities and Exchange Commission. Under the registration statement, up to $1 billion of various types of securities may be issued by the Corporation.

CHANGE IN ACCOUNTING PRINCIPLES

        Effective January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is no longer amortized. SFAS No. 142 may not be applied retroactively to financial statements of prior periods. The elimination of goodwill amortization resulted in an increase in net income of $5 million in the first quarter of 2002 compared with the same period in 2001. The adoption of SFAS No. 142 is discussed further in Note 2 of the Notes to Consolidated Financial Statements included in Item 1 of this report.

FORWARD LOOKING INFORMATION

         Certain statements in this communication may be considered to be "forward looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 such as statements that include words or phrases "will result", "is expected to", "will continue", "is anticipated", or similar expressions. Such statements are subject to certain risks, uncertainties and assumptions about our business. The factors which could cause actual results to differ materially from those suggested by any such statements include but are not limited to those discussed or identified from time to time in the Corporation's public filings with the Securities and Exchange Commission and specifically to risks or uncertainties associated with:

- the availability of primary and reinsurance coverage, including the implications relating to the absence of terrorism legislation;

- global political conditions and the occurrence of any terrorist attacks, including any nuclear, biological or chemical events;

- premium price increases and profitability or growth estimates overall or by lines of business, and related expectations with respect to the timing and terms of any required regulatory approvals;

- our expectations with respect to cash flow projections and investment income and with respect to other income;

-  the adequacy of loss reserves including:

   - our expectations relating to insurance losses from the September 11 attack and related reinsurance recoverables;
   - any impact from the bankruptcy protection sought by various asbestos producers and other related businesses;
   - any changes in judicial or legislative decisions relating to coverage and liability for asbestos and toxic waste claims;

-  Enron-related effects, including:

   - the effects on the energy markets and the companies that participate in them;
   - the effects on the capital markets and the markets for directors and officers and error and omissions insurance;
   - claims and litigation arising out of accounting disclosures by other companies;
   -  any legislative or regulatory proposals or changes;

-  changes in management;

-  general economic conditions including:

   -  changes in interest rates and the performance of the financial markets;
   -  changes in domestic and foreign laws, regulations and taxes;
   -  changes in competition and pricing environments;
   -  regional or general changes in asset valuations;
   - the occurrence of significant weather-related or other natural or human-made disasters;
   -  the inability to reinsure certain risks economically;
   -  changes in the litigation environment; and
   -  general market conditions.

                           PART II. OTHER INFORMATION


Item 4 - Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of The Chubb Corporation was held on April 30, 2002. Matters submitted to Shareholders at the meeting were as follows:

Votes were cast in the following manner in connection with the election of each Director to serve until the next Annual Meeting of Shareholders.

                                                                          Votes Against
      Director                                       Votes For             or Withheld
      --------                                       ---------            -------------
      Zoe Baird                                     128,934,058          13,011,097
      John C. Beck                                  141,586,175             358,980
      Sheila P. Burke                               140,893,218           1,051,937
      James I. Cash, Jr.                            129,045,586          12,899,569
      Joel J. Cohen                                 140,868,872           1,076,283
      James M. Cornelius                            129,762,774          12,182,381
      David H. Hoag                                 141,582,175             362,980
      Klaus K. Mangold                              141,575,044             370,111
      Dean R. O'Hare                                141,483,015             462,140
      Warren B. Rudman                              141,546,374             398,781
      David G. Scholey                              105,154,386          36,790,769
      Raymond G. H. Seitz                           140,297,574           1,647,581
      Lawrence M. Small                             141,590,036             355,119
      Karen Hastie Williams                         140,890,476           1,054,679
      James M. Zimmerman                            141,590,859             354,296
      Alfred W. Zollar                              140,902,917           1,042,238

There were no broker non-votes cast.

Votes were cast in the following manner in connection with the proposal to approve the selection of Ernst & Young LLP as the independent auditors of the Registrant for the year 2002.

                                                   Votes For            Votes Against
                                                   ---------            -------------
                                                    135,223,568           6,463,311

There were 258,276 abstaining votes and no broker non-votes cast.

Item 6 - Exhibits and Reports on Form 8-K

Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 31, 2002.






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

Date: May 15, 2002