Form 10-Q
period 2002-06-30
CHUBB CORP
filed 2002-08-13
CIK 20171

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934


For the quarterly period ended       June 30, 2002
                               -------------------------

                                            OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934


For the transition period from                to
                               --------------    --------------

Commission file number    1-8661
                       ------------

                              THE CHUBB CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          NEW JERSEY                                          13-2595722
-------------------------------                          -------------------
(State or other jurisdiction of                          (I. R. S. Employer
 incorporation or organization)                           Identification No.)

15 MOUNTAIN VIEW ROAD, WARREN, NEW JERSEY                     07061-1615
-----------------------------------------                    -----------
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

        The number of shares of common stock outstanding as of July 31, 2002 was 171,793,005.

                              THE CHUBB CORPORATION
                                      INDEX

                                                                     Page Number
                                                                     -----------
Part I.   Financial Information:

  Item 1 - Financial Statements:

    Consolidated Balance Sheets as of
     June 30, 2002 and December 31, 2001..........................        1

    Consolidated Statements of Income for the
     Three Months and Six Months Ended
     June 30, 2002 and 2001.......................................        2

    Consolidated Statements of Comprehensive Income
     for the Three Months and Six Months Ended
     June 30, 2002 and 2001.......................................        3

    Consolidated Statements of Cash Flows for the
     Six Months Ended June 30, 2002 and 2001......................        4

    Notes to Consolidated Financial Statements....................        5

  Item  2 - Management's Discussion and Analysis
    of Financial Condition and Results of Operations..............        8

Part II.  Other Information:

  Item 1 - Legal Proceedings......................................       24

  Item 6 - Exhibits and Reports on Form 8-K.......................       25

                              THE CHUBB CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                             June 30,        Dec. 31,
                                                               2002            2001
                                                           -----------     -----------
                                                                (in millions)
Assets

  Invested Assets
    Short Term Investments ..........................      $   1,057.7     $     956.8
    Fixed Maturities
      Held-to-Maturity - Tax Exempt (market $1,139.0
       and $1,282.5) ................................          1,075.3         1,218.5
      Available-for-Sale
       Tax Exempt (cost $8,050.2 and $8,053.8) ......          8,538.4         8,372.9
       Taxable (cost $7,193.5 and $6,408.2) .........          7,299.3         6,525.3
    Equity Securities (cost $729.1 and $757.9) ......            707.9           710.4
                                                           -----------     -----------

           TOTAL INVESTED ASSETS ....................         18,678.6        17,783.9
  Cash ..............................................             22.8            25.8
  Securities Lending Collateral .....................            854.2           417.5
  Accrued Investment Income .........................            242.6           247.7
  Premiums Receivable ...............................          2,015.7         1,692.8
  Reinsurance Recoverable on Unpaid Claims
   and Claim Expenses ...............................          4,378.9         4,505.2
  Prepaid Reinsurance Premiums ......................            453.3           340.8
  Deferred Policy Acquisition Costs .................          1,065.9           928.8
  Real Estate Assets ................................            628.2           646.6
  Investments in Partially Owned Companies ..........            391.2           386.2
  Deferred Income Tax ...............................            570.5           674.8
  Goodwill ..........................................            467.4           467.4
  Other Assets ......................................          1,570.9         1,331.5
                                                           -----------     -----------

           TOTAL ASSETS .............................      $  31,340.2     $  29,449.0
                                                           ===========     ===========

Liabilities

  Unpaid Claims and Claim Expenses ..................      $  15,590.3     $  15,514.9
  Unearned Premiums .................................          4,566.0         3,916.2
  Securities Lending Payable ........................            854.2           417.5
  Short Term Debt ...................................             --             199.0
  Long Term Debt ....................................          1,348.1         1,351.0
  Dividend Payable to Shareholders ..................             60.2            57.8
  Accrued Expenses and Other Liabilities ............          1,898.4         1,467.3
                                                           -----------     -----------

           TOTAL LIABILITIES ........................         24,317.2        22,923.7
                                                           -----------     -----------

Shareholders' Equity

  Common Stock - $1 Par Value; 180,221,150 and
   180,131,238 Shares ...............................            180.2           180.1
  Paid-In Surplus ...................................            490.3           527.0
  Retained Earnings .................................          6,657.7         6,369.3
  Accumulated Other Comprehensive Income
   Unrealized Appreciation of Investments, Net of Tax            372.3           252.6
   Foreign Currency Translation Losses, Net of Tax ..            (71.7)          (73.0)
  Receivable from Employee Stock Ownership Plan .....            (41.7)          (48.9)
  Treasury Stock, at Cost - 8,285,923 and
   10,059,857 Shares ................................           (564.1)         (681.8)
                                                           -----------     -----------

           TOTAL SHAREHOLDERS' EQUITY ...............          7,023.0         6,525.3
                                                           -----------     -----------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $  31,340.2     $  29,449.0
                                                           ===========     ===========

See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                              PERIODS ENDED JUNE 30


                                                   Second Quarter                 Six Months
                                             ------------------------      --------------------------
                                                 2002          2001           2002           2001
                                             -----------    -----------    -----------    -----------
                                                      (in millions)
Revenues
  Premiums Earned .....................      $   1,927.9    $   1,640.5    $   3,783.3    $   3,261.1
  Investment Income ...................            249.8          248.4          492.3          493.1
  Real Estate and Other Revenues ......              4.9           18.8           21.5           41.5
  Realized Investment Gains ...........             40.9            6.8           31.6           10.3
                                             -----------    -----------    -----------    -----------

         Total Revenues ...............          2,223.5        1,914.5        4,328.7        3,806.0
                                             -----------    -----------    -----------    -----------
Claims and Expenses
  Insurance Claims and Claim Expenses.           1,270.5        1,143.1        2,461.0        2,224.1
  Amortization of Deferred Policy
   Acquisition Costs ..................            504.8          444.0          977.8          883.2
  Other Insurance Operating Costs
   and Expenses .......................            131.1          115.2          276.4          233.6
  Real Estate and Other Expenses ......             21.7           21.4           39.8           39.9
  Investment Expenses .................              5.3            2.8           10.9            8.2
  Corporate Expenses ..................             28.5           21.8           56.3           41.4
                                             -----------    -----------    -----------    -----------

         Total Claims and Expenses ....          1,961.9        1,748.3        3,822.2        3,430.4
                                             -----------    -----------    -----------    -----------

Income Before Federal and Foreign
 Income Tax ...........................            261.6          166.2          506.5          375.6
Federal and Foreign Income Tax ........             51.4           19.4           98.1           53.8
                                             -----------    -----------    -----------    -----------

Net Income ............................      $     210.2    $     146.8    $     408.4    $     321.8
                                             ===========    ===========    ===========    ===========

Average Common Shares Outstanding .....            171.1          174.3          170.5          174.6
Average Common and Potentially Dilutive
 Shares Outstanding ...................            174.6          178.2          173.7          178.6

Net Income Per Share

 Basic ................................      $       1.22   $        .84   $       2.39   $       1.84
 Diluted ..............................              1.20            .83           2.35           1.80

Dividends Declared Per Share ..........               .35            .34            .70            .68


See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                              PERIODS ENDED JUNE 30


                                                 Second Quarter            Six Months
                                            ---------------------     --------------------
                                               2002        2001         2002        2001
                                            --------     --------     --------    --------
                                                     (in millions)

Net Income ...........................      $  210.2     $  146.8     $  408.4    $  321.8
                                            --------     --------     --------    --------

Other Comprehensive Income (Loss)
  Change in Unrealized Appreciation or
   Depreciation of Investments,
   Net of Tax ........................         188.7        (87.9)       119.7        13.2
  Foreign Currency Translation Gains
   (Losses), Net of Tax ..............           6.6         (2.6)         1.3       (12.9)
                                            --------     --------     --------    --------
                                               195.3        (90.5)       121.0          .3
                                            --------     --------     --------    --------

Comprehensive Income .................      $  405.5     $   56.3     $  529.4    $  322.1
                                            ========     ========     ========    ========

See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30

                                                                 2002           2001
                                                              ----------     ----------
                                                                      (in millions)
Cash Flows from Operating Activities
  Net Income ...........................................      $    408.4     $    321.8
   Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities
     Increase in Unpaid Claims and Claim Expenses, Net .           201.7          113.3
     Increase in Unearned Premiums, Net ................           521.7          109.8
     Increase in Premiums Receivable ...................          (322.9)        (119.1)
     Increase in Deferred Policy Acquisition Costs .....          (132.4)         (29.9)
     Change in Deferred Federal Income Tax .............            38.2          (12.2)
     Depreciation ......................................            50.5           45.8
     Realized Investment Gains .........................           (31.6)         (10.3)
     Other, Net ........................................            19.4           60.2
                                                              ----------     ----------

  Net Cash Provided by Operating Activities ............           753.0          479.4
                                                              ----------     ----------

Cash Flows from Investing Activities
  Proceeds from Sales of Fixed Maturities ..............         2,776.8        1,837.1
  Proceeds from Maturities of Fixed Maturities .........           769.9          595.1
  Proceeds from Sales of Equity Securities .............           271.7          156.9
  Purchases of Fixed Maturities ........................        (4,205.4)      (2,511.6)
  Purchases of Equity Securities .......................          (201.6)        (152.2)
  Increase in Short Term Investments, Net ..............          (100.9)        (121.5)
  Increase in Net Payable from Security
   Transactions Not Settled ............................           176.4           85.1
  Purchases of Fixed Assets, Net .......................           (64.8)         (77.5)
  Other, Net ...........................................             4.3          (10.1)
                                                              ----------     ----------

  Net Cash Used in Investing Activities ................          (573.6)        (198.7)
                                                              ----------     ----------

Cash Flows from Financing Activities
  Decrease in Short Term Debt, Net .....................          (199.0)          --
  Repayment of Long Term Debt ..........................            (7.7)          (1.4)
  Increase (Decrease) in Funds Held Under
   Deposit Contracts ...................................            74.1           (4.4)
  Proceeds from Issuance of Common Stock Under
   Incentive and Purchase Plans ........................            97.3          106.7
  Repurchase of Shares .................................           (36.7)        (280.6)
  Dividends Paid to Shareholders .......................          (117.6)        (117.7)
  Other, Net ...........................................             7.2           22.2
                                                              ----------     ----------

  Net Cash Used in Financing Activities ................          (182.4)        (275.2)
                                                              ----------     ----------

Net Increase (Decrease) in Cash ........................            (3.0)           5.5

Cash at Beginning of Year ..............................            25.8           22.4
                                                              ----------     ----------

  Cash at End of Period ................................      $     22.8     $     27.9
                                                              ==========     ==========


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

               Adoption of SFAS No. 142 as of January 1, 2001 would have increased net income for the first six months of 2001 by $9.9 million or $0.06 per share.

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

               The net change in unrealized appreciation or depreciation of investments carried at market value was as follows:

                                                         Periods Ended June 30
                                          ---------------------------------------------
                                             Second Quarter              Six Months
                                          ---------------------     -------------------
                                             2002        2001         2002       2001
                                          --------     --------     --------    -------
                                                      (in millions)
Change in unrealized depreciation of
 equity securities .................      $    6.8     $  (22.7)    $   26.3    $ (23.0)
Change in unrealized appreciation of
 fixed maturities ..................         283.5       (112.4)       157.8       43.3
                                          --------     --------     --------    -------
                                             290.3       (135.1)       184.1       20.3
Deferred income tax (credit) .......         101.6        (47.2)        64.4        7.1
                                          --------     --------     --------    -------

Change in unrealized appreciation or
 depreciation of investments, net ..      $  188.7     $  (87.9)    $  119.7    $  13.2
                                          ========     ========     ========    =======

4)       Earnings Per Share

                  The following table sets forth the computation of basic and diluted earnings per share:

                                                            Periods Ended June 30
                                                ------------------------------------------------
                                                   Second Quarter             Six Months
                                                ----------------------    ----------------------
                                                  2002         2001         2002         2001
                                                ---------    ---------    ---------    ---------
                                                               (in millions,
                                                          except per share amounts)
Basic earnings per share:
  Net income .............................      $   210.2    $   146.8    $   408.4    $   321.8
                                                =========    =========    =========    =========

  Weighted average number of common
   shares outstanding ....................          171.1        174.3        170.5        174.6
                                                =========    =========    =========    =========

  Basic earnings per share ...............      $    1.22    $     .84    $    2.39    $    1.84
                                                =========    =========    =========    =========

Diluted earnings per share:
  Net income .............................      $   210.2    $   146.8    $   408.4    $   321.8
                                                =========    =========    =========    =========

  Weighted average number of common
   shares outstanding ....................          171.1        174.3        170.5        174.6
  Additional shares from assumed exercise
   of stock-based compensation awards ....            3.5          3.9          3.2          4.0
                                                ---------    ---------    ---------    ---------

  Weighted average number of common shares
   and potential common shares assumed
   outstanding for computing diluted
   earnings per share ....................          174.6        178.2        173.7        178.6
                                                =========    =========    =========    =========

  Diluted earnings per share .............      $    1.20    $     .83    $    2.35    $    1.80
                                                =========    =========    =========    =========

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

               Revenues and income before income tax of the operating segments were as follows:

                                                            Periods Ended June 30
                                          -------------------------------------------------------
                                                Second Quarter               Six Months
                                          -------------------------    --------------------------
                                               2002         2001           2002           2001
                                          ----------     ----------     ----------     ----------
                                                             (in millions)
Revenues
  Property and casualty insurance
    Premiums earned
      Personal insurance ...........      $    518.6     $    453.6     $  1,020.8     $    891.1
      Commercial insurance .........           690.5          590.7        1,340.3        1,179.8
      Specialty insurance ..........           718.8          596.2        1,422.2        1,190.2
                                          ----------     ----------     ----------     ----------
                                             1,927.9        1,640.5        3,783.3        3,261.1

    Investment income ..............           237.6          229.3          467.8          454.7
                                          ----------     ----------     ----------     ----------

      Total property and casualty
       insurance ...................         2,165.5        1,869.8        4,251.1        3,715.8

  Corporate and other ..............            17.1           37.9           46.0           79.9
  Realized investment gains ........            40.9            6.8           31.6           10.3
                                          ----------     ----------     ----------     ----------

      Total revenues ...............      $  2,223.5     $  1,914.5     $  4,328.7     $  3,806.0
                                          ==========     ==========     ==========     ==========


Income (loss) before income tax
  Property and casualty insurance
    Underwriting
      Personal insurance ...........      $    (19.0)    $    (39.1)    $     (6.0)    $    (39.8)
      Commercial insurance .........             8.2          (57.8)         (41.6)        (122.9)
      Specialty insurance ..........            (9.9)          41.2           (3.4)          71.2
                                          ----------     ----------     ----------     ----------
                                               (20.7)         (55.7)         (51.0)         (91.5)
      Increase in deferred policy
       acquisition costs ...........            45.0            1.7          132.4           29.9
                                          ----------     ----------     ----------     ----------

      Underwriting income (loss) ...            24.3          (54.0)          81.4          (61.6)

    Investment income ..............           232.8          226.8          458.0          447.6

    Other charges (a) ..............            (2.8)          (7.8)         (13.3)         (18.2)
                                          ----------     ----------     ----------     ----------

      Total property and casualty
       insurance ...................           254.3          165.0          526.1          367.8

  Corporate and other ..............           (33.6)          (5.6)         (51.2)          (2.5)
  Realized investment gains ........            40.9            6.8           31.6           10.3
                                          ----------     ----------     ----------     ----------

      Total income before income tax      $    261.6     $    166.2     $    506.5     $    375.6
                                          ==========     ==========     ==========     ==========

(a) Other charges included goodwill amortization of $4.9 million for the second quarter of 2001 and $9.9 million for the six months ended June 30, 2001.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                AND FOR THE QUARTERS ENDED JUNE 30, 2002 AND 2001


Cautionary Statement Regarding Forward Looking Information

         Certain statements in this document may be considered to be "forward looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995, such as statements that include words or phrases "will result", "is expected to", "will continue", "is anticipated", or similar expressions. Such statements are subject to certain risks, uncertainties and assumptions about our business. The factors that could cause actual results to differ materially from those suggested by any such statements include but are not limited to those discussed or identified from time to time in the Corporation's public filings with the Securities and Exchange Commission and specifically to risks or uncertainties associated with:

- the availability of primary and reinsurance coverage, including the implications relating to terrorism legislation and regulation;

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

    - developments in judicial decisions or legislative actions relating to coverage and liability for asbestos and toxic waste claims;

    - developments in judicial decisions or regulatory actions relating to coverage and liability for mold claims;

- the effects of disclosures by and investigations of public companies relating to possible accounting irregularities, practices in the energy industry and other corporate governance issues, including:

    - the effects on the energy markets and the companies that participate in them, and in particular as they may relate to concentrations of risk in our surety business;

    - the effects on the capital markets and the markets for directors and officers and errors and omissions insurance;

    - claims and litigation arising out of accounting and other corporate governance disclosures by other companies;

    - legislative or regulatory proposals or changes, including the certifications required by SEC Order 4-460 and the changes in law required under the Sarbanes-Oxley Act of 2002;

-        changes in management;

- any downgrade in our claims-paying, financial strength or credit ratings;

-        general economic conditions including:

    - changes in interest rates, market credit spreads and the performance of the financial markets, generally and as they relate to credit risks assumed by our Chubb Financial Solutions unit in particular;

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

SUMMARY OF FINANCIAL RESULTS

        The following is a summary of the Corporation's operating results for the second quarter and six months ended June 30, 2002 and 2001:

                                                     Periods Ended June 30
                                      -------------------------------------------------------
                                           Second Quarter                 Six Months
                                      -------------------------     -------------------------
                                          2002         2001            2002          2001
                                      ----------     ----------     ----------     ----------
                                                         (in millions)
PROPERTY AND CASUALTY INSURANCE
 Underwriting
  Net Premiums Written .........      $  2,114.1     $  1,638.0     $  4,305.0     $  3,370.9
  Decrease (Increase) in
   Unearned Premiums ...........          (186.2)           2.5         (521.7)        (109.8)
                                      ----------     ----------     ----------     ----------
     Premiums Earned ...........         1,927.9        1,640.5        3,783.3        3,261.1
                                      ----------     ----------     ----------     ----------
  Claims and Claim Expenses ....         1,270.5        1,143.1        2,461.0        2,224.1
  Operating Costs and Expenses .           669.1          545.9        1,355.7        1,114.3
  Increase in Deferred Policy
   Acquisition Costs ...........           (45.0)          (1.7)        (132.4)         (29.9)
  Dividends to Policyholders ...             9.0            7.2           17.6           14.2
                                      ----------     ----------     ----------     ----------
  Underwriting Income (Loss) ...            24.3          (54.0)          81.4          (61.6)
                                      ----------     ----------     ----------     ----------

 Investments
  Investment Income Before
   Expenses ....................           237.6          229.3          467.8          454.7
   Investment Expenses .........             4.8            2.5            9.8            7.1
                                      ----------     ----------     ----------     ----------
  Investment Income ............           232.8          226.8          458.0          447.6
                                      ----------     ----------     ----------     ----------

 Other Charges .................            (2.8)          (7.8)         (13.3)         (18.2)
                                      ----------     ----------     ----------     ----------

 Property and Casualty Income ..           254.3          165.0          526.1          367.8

CORPORATE AND OTHER ............           (33.6)          (5.6)         (51.2)          (2.5)
                                      ----------     ----------     ----------     ----------

CONSOLIDATED OPERATING INCOME
 BEFORE INCOME TAX .............           220.7          159.4          474.9          365.3

Federal and Foreign Income Tax .            37.1           17.0           87.0           50.2
                                      ----------     ----------     ----------     ----------

CONSOLIDATED OPERATING INCOME ..           183.6          142.4          387.9          315.1

REALIZED INVESTMENT GAINS
 AFTER INCOME TAX ..............            26.6            4.4           20.5            6.7
                                      ----------     ----------     ----------     ----------

CONSOLIDATED NET INCOME ........      $    210.2     $    146.8     $    408.4     $    321.8
                                      ==========     ==========     ==========     ==========

PROPERTY AND CASUALTY INVESTMENT
 INCOME AFTER INCOME TAX .......      $    190.8     $    188.0     $    376.4     $    372.6
                                      ==========     ==========     ==========     ==========

PROPERTY AND CASUALTY INSURANCE

         Earnings from our property and casualty business were significantly higher in the first six months and second quarter of 2002 compared with the same periods of 2001 due primarily to a substantial improvement in underwriting results. Investment income increased slightly in 2002 compared with 2001. Property and casualty income before taxes amounted to $526.1 million in the first six months of 2002 and $254.3 million in the second quarter compared with $367.8 million and $165.0 million, respectively, in 2001.

         Net premiums written were $4.3 billion in the first six months of 2002, an increase of 28% compared with the same period in 2001. Net premiums written were $2.1 billion in the second quarter of 2002, an increase of 29% over the comparable period of 2001. U.S. premiums grew 28% in the first six months of 2002 and 31% in the second quarter. Substantial premium growth was also achieved outside the United States in 2002. Non-U.S. premiums grew about 25% in local currencies in the first six months of 2002 and 19% in the second quarter.

         Premium growth was strong in all segments of our business due primarily to higher rates. Premium growth was exceptionally strong in the commercial classes, which include multiple peril, casualty, workers' compensation and property and marine. In the wake of heavy insurance industry losses in recent years, exacerbated by the tragic event of September 11, 2001, many insurance companies have sought substantial price increases, raised deductibles, reduced coverage limits or declined outright to renew coverage. In this environment, we are seeing more opportunities to write new, high quality accounts and we are retaining more of our business. We are getting substantial rate increases on business we write, often with more restrictive policy terms and conditions. We expect that this trend will continue throughout 2002.

         At the same time, as a result of the substantial losses incurred by reinsurers, the cost of reinsurance in the marketplace has increased significantly and reinsurance capacity for certain coverages, such as terrorism, is limited. The insurance industry has asked for a government backstop for any future terrorist attacks. However, Congress has not enacted a legislative solution to terrorism related losses.

         Our casualty reinsurance program renewed in January 2002. The casualty per risk and casualty clash treaties in the aggregate will cost approximately $20 million more annually. We did not renew a workers' compensation catastrophe treaty that had substantially reduced our net losses from the September 11 attack because the terms and cost that were offered were unreasonable.

         Our property reinsurance program was renewed in April 2002. The property per risk treaty and property catastrophe treaties in the aggregate will cost approximately $120 million more on an annualized basis, with more restrictive terms, including terrorism exclusions. Our property per risk retention increased from $10 million to $15 million. Our catastrophe treaty for events in the United States was modified to increase our initial retention, to increase the reinsurance coverage at the top and to reduce our participation in certain layers of the program. The program now provides coverage for individual catastrophic events of approximately 87% of losses between $150 million and $650 million.

         The potential increase in our net risk concentrations from a catastrophic event that would result from these changes to our reinsurance arrangements may be offset to some degree by changes to our gross risk profile. In particular, we are making a concerted effort to reduce terrorism risk aggregations. Despite this effort, our future operating results could be more volatile.

         Underwriting results were profitable in the first six months and second quarter of 2002 compared with unprofitable results in the similar periods of 2001. Our combined loss and expense ratio was 97.0% in the first six months of 2002 and 98.0% in the second quarter compared with 101.7% and 103.5%, respectively, in 2001.

         The loss ratio was 65.4% for the first six months of 2002 and 66.2% for the second quarter compared with 68.5% and 70.0%, respectively, in the prior year. The improvement in the loss ratio in 2002 was due in large part to lower catastrophe losses. Catastrophe losses during the first six months of 2002 amounted to $23.6 million which represented 0.6 of a percentage point of the loss ratio compared with $91.8 million or 2.8 percentage points in 2001. Catastrophe losses for the second quarter of 2002 amounted to $10.3 million or
0.5 of a percentage point of the loss ratio compared with $80.3 million or 4.9 percentage points in 2001. The catastrophe losses in both years resulted primarily from storms in the United States, particularly tropical storm Allison in the second quarter of 2001.

         Our expense ratio was 31.6% for the first six months of 2002 and 31.8% for the second quarter compared with 33.2% and 33.5%, respectively, in 2001. The decrease in the expense ratio in 2002 was due to premiums written growing at a substantially higher rate than overhead expenses.

        Underwriting results during 2002 and 2001 by class of business were as follows:


                                        Six Months Ended June 30
                              ------------------------------------------------
                                    Net Premiums         Combined Loss and
                                      Written               Expense Ratios
                              ------------------------    --------------------
                                 2002          2001          2002        2001
                              ----------    ----------    ----------    ------
                                                (in millions)
Personal Insurance
  Automobile ...........      $    258.1    $    231.7      100.6%       97.5%
  Homeowners ...........           617.7         507.1      104.0       115.6
  Other ................           240.8         217.8       77.1        75.0
                              ----------    ----------    ----------    ------
      Total Personal ...         1,116.6         956.6       97.4       102.1
                              ----------    ----------    ----------    ------

Commercial Insurance
  Multiple Peril .......           452.4         373.4      100.7       105.1
  Casualty .............           558.8         381.4      101.2       110.9
  Workers' Compensation            233.9         180.2       92.9        94.2
  Property and Marine ..           414.3         272.5       81.6       123.8
                              ----------    ----------    ----------    ------
      Total Commercial .         1,659.4       1,207.5       95.3       109.6
                              ----------    ----------    ----------    ------

Specialty Insurance
  Executive Protection .           771.5         648.6      102.2        92.2
  Financial Institutions           340.1         292.9       96.7        93.3
  Other ................           417.4         265.3       90.3        97.5
                              ----------    ----------    ----------    ------
      Total Specialty ..         1,529.0       1,206.8       98.1        93.6
                              ----------    ----------    ----------    ------

      Total ............      $  4,305.0    $  3,370.9       97.0%      101.7%
                              ==========    ==========    ==========    ======


                                                Quarter Ended June 30
                                ----------------------------------------------
                                   Net Premiums             Combined Loss and
                                      Written                  Expense Ratios
                              ------------------------    --------------------
                                  2002         2001          2002         2001
                              ----------    ----------    ----------    ------
                                               (in millions)
Personal Insurance
  Automobile ...........      $    139.0    $    125.1      100.9%       98.3%
  Homeowners ...........           345.3         283.6      105.9       117.0
  Other ................           129.8         119.3       73.6        76.4
                              ----------    ----------    ----------    ------
      Total Personal ...           614.1         528.0       97.8       103.4
                              ----------    ----------    ----------    ------

Commercial Insurance
  Multiple Peril .......           205.4         168.9      101.8       105.9
  Casualty .............           258.0         175.9      102.1       111.8
  Workers' Compensation             91.1          72.0       96.6        95.4
  Property and Marine ..           212.0         127.5       76.2       134.8
                              ----------    ----------    ----------    ------
      Total Commercial .           766.5         544.3       95.1       112.8
                              ----------    ----------    ----------    ------

Specialty Insurance
  Executive Protection .           382.9         318.8      105.0        93.9
  Financial Institutions           161.9         132.8       99.2        85.3
  Other ................           188.7         114.1       93.1       107.1
                              ----------    ----------    ----------    ------
      Total Specialty ..           733.5         565.7      100.8        94.7
                              ----------    ----------    ----------    ------

      Total ............      $  2,114.1    $  1,638.0       98.0%      103.5%
                              ==========    ==========    ==========    ======

PERSONAL INSURANCE

         Premiums from personal insurance coverages, which represent 26% of the premiums written by our property and casualty subsidiaries, increased by 17% in the first six months of 2002 and 16% in the second quarter compared with the similar periods in 2001. Premium growth occurred in all classes. However, growth in our in-force policy count has slowed, as planned. Premium growth was particularly significant in our homeowners business due primarily to higher rates and increased insurance-to-value. Homeowners premiums were up 22% in the first six months of 2002, while the in-force policy count was up less than 4% on an annualized basis.

         Our personal insurance business produced profitable underwriting results in the first six months and second quarter of 2002 compared with unprofitable results in the same periods in 2001. The combined loss and expense ratios were 97.4% for the first six months of 2002 and 97.8% for the second quarter compared with 102.1% and 103.4%, respectively, in 2001.

         Homeowners results improved significantly in 2002, but remained unprofitable. The improvement in 2002 was due to a decrease in the frequency of both catastrophe and non-catastrophe losses, the latter resulting in large part from the mild winter weather in the eastern half of the United States. Catastrophe losses represented 3.8 percentage points of the loss ratio for this class in the first six months of 2002 and 3.1 percentage points in the second quarter compared with 7.0 percentage points and 11.2 percentage points, respectively, in 2001. Homeowners results outside the United States remained somewhat unprofitable in 2002 as we are still building the critical mass necessary to absorb the costs of operating the franchise.

         Our remediation plan relating to our homeowners business is on track. We have made substantial progress in implementing rate increases in states where rates have been deficient. However, we continue to be concerned about the proliferation of water damage claims in Texas, including those related to mold. Moreover, while state mandated policy language has contributed to broader water damage coverage in Texas, we are concerned about the spread of this problem to other states. We are attempting to deal with the Texas problem through underwriting, legislative and regulatory strategies. In 30 other states, we are taking steps to implement contract changes that treat mold as a separate peril available at an appropriate price.

         Our automobile business produced near breakeven results in 2002 compared with modestly profitable results in the first half of 2001 due primarily to a higher allocation of overhead expenses, which resulted from the updating of our cost allocation formulas, and increased guarantee fund assessments.

         Other personal coverages, which include insurance for valuable articles and excess liability, produced highly profitable results in both years due to continued favorable loss experience.

COMMERCIAL INSURANCE

         Premiums from commercial insurance, which represent 39% of our total writings, increased by 37% in the first six months of 2002 and 41% in the second quarter compared with the similar periods in 2001. The substantial premium growth in all segments of this business was due in large part to substantially higher rates and also to an increase in our in-force policy count. Retention levels in the first six months of 2002 improved significantly from year ago levels. On the business that was renewed, rate increases in the U.S. averaged 24% in the first six months of 2002. New business in the first six months of 2002 was nearly three times that in the same period in 2001. During the first six months, we wrote more than two dollars of new business for every dollar of business we lost. The substantial growth was produced with the same tightened underwriting discipline that existed over the past three years when we were shrinking the book of business.

         Our commercial insurance business produced profitable underwriting results in the first six months and second quarter of 2002 compared with unprofitable results in the same periods in 2001. Results improved in all segments of this business due in large part to the cumulative effect of price increases, better terms and conditions and more stringent risk selection in recent years. The combined loss and expense ratio was 95.3% for the first six months of 2002 and 95.1% for the second quarter compared with 109.6% and 112.8%, respectively, in 2001.

         Commercial insurance results, particularly in the casualty classes, were adversely affected in both years by incurred losses related to asbestos and toxic waste claims. Such losses were $41 million in the first six months of 2002 and $19 million in the second quarter compared with $30 million and $15 million, respectively, in 2001.

         Multiple peril produced near breakeven results in 2002 compared with unprofitable results in the first half of 2001. The improvement in 2002 was in the property component of this business due primarily to an absence of catastrophe losses. There were virtually no catastrophe losses for this class in 2002. Catastrophe losses represented 6.3 percentage points of the loss ratio in the first six months of 2001 and 11.7 percentage points in the second quarter.

         Our casualty business improved considerably in 2002, producing near breakeven results compared with unprofitable results in the first half of the prior year. The automobile component of this business showed significant improvement in 2002 due to higher rates and the culling of loss prone business, which resulted in a lower frequency of losses. Results in the primary liability component also improved significantly. The excess liability component produced similarly unprofitable results in the first six months of 2002 and 2001. The severity of the large losses that are prevalent in this class has increased in recent years. As noted above, casualty results were adversely affected in both years, but more so in 2002, by incurred losses related to asbestos and toxic waste claims.

         Workers' compensation results were similarly profitable in the first six months of 2002 and 2001 due in large part to our disciplined risk selection during the past several years.

         Property and marine results were highly profitable in 2002 compared with highly unprofitable results in the first half of 2001. Results in 2002 benefited from a significant reduction in the number of severe losses, both in the United States and overseas, as well as lower catastrophe losses. Results in the second quarter of 2001 were adversely affected by five losses that represented approximately 24 percentage points of the loss ratio for this class for the quarter. Catastrophe losses represented 1.5 percentage points of the loss ratio for this class in the first six months of 2002 and 1.6 percentage points in the second quarter compared with 9.4 percentage points and 17.7 percentage points, respectively, in 2001.

SPECIALTY INSURANCE

         Premiums from specialty insurance, which represent 35% of our total writings, increased by 27% in the first six months of 2002 and 30% in the second quarter compared with the same periods in 2001. Our strategy of working closely with our customers and our ability to differentiate our products continue to enable us to renew a considerable percentage of our executive protection and financial institutions business. The growth in executive protection and the professional liability component of our financial institutions business was primarily attributable to higher rates. In response to claim severity trends, we initiated a program in the second half of 2001 to increase pricing and improve policy terms and to not renew business that no longer met our underwriting criteria. We have implemented tighter terms and conditions, including lower policy limits and higher deductibles. New business is coming from the small to mid-size market. In the standard commercial component of our financial institutions business, rates were higher as well. Growth of this business was somewhat restrained by our management of terrorism exposure concentrations and higher reinsurance costs.

         Growth in our other specialty insurance business was primarily from Chubb Re, our reinsurance business that began operations in 1999. Premiums produced by Chubb Re amounted to $189 million in the first six months of 2002 compared with $98 million in the same period in 2001.

         Our specialty commercial business produced less profitable underwriting results in the first six months and second quarter of 2002 compared with the same periods in 2001. The combined loss and expense ratio was 98.1% for the first six months of 2002 and 100.8% for the second quarter compared with 93.6% and 94.7%, respectively, in 2001.

         Executive protection results were unprofitable in 2002 compared with profitable results in the first half of 2001 due to deteriorating claim trends in directors and officers liability and errors and omissions liability in the United States and Europe in the most recent accident years. As a result, development of prior year loss reserves was less favorable in 2002.

         Our financial institutions business produced profitable results in the first six months of 2002 and 2001, but more so in 2001. The fidelity component of this business was highly profitable in both years due to favorable loss experience. Results for the professional liability component were unprofitable in 2002 compared with modestly profitable results in the first half of 2001. The deterioration was due to the same claim trends experienced in our executive protection business. The standard commercial business written on financial institutions was highly profitable in the first six months of 2002 compared with near breakeven results in the same period in 2001. The improvement was due in large part to the rate increases and more stringent risk selection in recent years. In addition, results in 2001 were adversely affected by one $10 million property loss, net of reinsurance, in the first quarter.

         Results in our other specialty classes were profitable in the first six months of 2002 and 2001, but more so in 2002. Our surety business in particular produced highly profitable results in the first six months of both years.

         As a result of disarray in the surety reinsurance market caused in large part by the bankruptcy of Enron Corp., the availability of surety reinsurance in the near term has been significantly reduced. As a result, our future surety results could be more volatile.

         We have in force several gas forward purchase surety bonds similar to those issued to Enron. The total amount of bonds with one principal, Aquila, Inc., is $550 million. The combined amount of all other similar surety bonds is approximately $260 million. Certain of these principals, including Aquila, have experienced rating downgrades. However, all of the principals under these surety bonds continue to perform at this time.

LOSS RESERVES

         Loss reserves at June 30, 2002 and December 31, 2001 included significant amounts related to the September 11 attack and to our surety exposure arising from the bankruptcy of Enron Corp. The components of loss reserves were as follows:

                                          June 30,    December 31,
                                           2002           2001
                                          -------     -----------
                                             (in millions)

Gross loss reserves
  Total, per balance sheet                $15,590      $15,515
  Less:
    Related to September 11 attack          2,529        2,775
    Related to Enron surety exposure          206          333
                                          -------      -------

  Total, as adjusted                      $12,855      $12,407
                                          =======      =======

Reinsurance recoverable
  Total, per balance sheet                $ 4,378      $ 4,505
  Less:
    Related to September 11 attack          2,031        2,239
    Related to Enron surety exposure           13          121
                                          -------      -------

  Total, as adjusted                      $ 2,334      $ 2,145
                                          =======      =======

Net loss reserves
  Total                                   $11,212      $11,010
  Total, as adjusted                       10,521       10,262

         Adjusted to exclude the loss reserves related to the September 11 attack and the Enron surety losses, loss reserves, net of reinsurance recoverable, increased by $259 million during the first six months of 2002. Loss reserves for personal insurance and specialty insurance increased during the period while loss reserves for commercial insurance decreased. Such decrease reflects the significant exposure reductions of the past several years and the improved accident year results due to more stringent risk selection.

         Business interruption claims from the September 11 attack will take some time to settle, while potential liability claims, if initiated, could take years to settle. Also, certain of our reinsurers are questioning our interpretation and/or application of some provisions of our property per risk reinsurance agreements. Our loss reserve estimates are thus subject to considerable uncertainty. However, we continue to believe that our estimate that our net costs related to the September 11 attack were $645 million is reasonable. While it is possible that our estimate of ultimate gross losses related to the September 11 attack, as well as the collectibility of related reinsurance recoverables, may change in the future, we do not expect that any such change would have a material effect on the Corporation's consolidated financial condition or liquidity.

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

         Our most significant individual asbestos exposures have involved product liability on the part of traditional defendants who manufactured, distributed or installed asbestos products for whom we wrote general liability and excess liability coverages. While these insureds have been relatively few in number, such exposure has increased in recent years due to the increased volume of claims, the erosion of much of the underlying limits and the bankruptcies of target defendants.

         Our other asbestos exposures involve non-product liability on the part of peripheral defendants, including a mix of manufacturers, distributors and installers of certain products that contain asbestos as well as premises owners. Generally, these insureds are named defendants on a regional rather than a nationwide basis. As the financial resources of traditional asbestos defendants have been depleted, plaintiffs are targeting these peripheral parties with greater frequency and, in many cases, for larger awards. In addition, the plaintiffs' bar continues to solicit new claimants through extensive advertising and through asbestos medical screenings. Litigation is then initiated even though many of the claimants do not show any signs of asbestos-related illness. Thus, new asbestos claims and new exposures on existing claims have continued unabated despite the fact that usage of asbestos has declined since the mid-1970's. Based on published projections, we expect that we will continue receiving asbestos claims at the current rate for at least the next several years.

         Early asbestos claims focused on the major manufacturers, distributors or installers of asbestos products under the products liability section of primary general liability policies as well as under excess liability policies, both of which typically had aggregate limits that capped an insurer's liability. A growing number of asbestos claims by insureds are being presented as "non-products" claims, such as those by installers of asbestos products and by property owners who allegedly had asbestos on their property, under the premises or operations section of primary general liability policies. Unlike products exposures, these non-products exposures typically had no aggregate limits, creating potentially greater exposure. Further, in an effort to seek additional insurance coverage, some insureds that have substantially eroded their products coverage are presenting new asbestos claims as non-products premises or operations claims or attempting to reclassify old products claims. The extent to which insureds will be liable under such theories and successful in obtaining coverage on this basis is uncertain.

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

         Significant uncertainty remains as to our ultimate liability related to asbestos-related claims due to such factors as the long latency period between asbestos exposure and disease manifestation and the resulting potential for involvement of multiple policy periods for individual claims as well as the increase in the volume of claims by plaintiffs who claim exposure but who have no symptoms of asbestos-related disease and an increase in claims filed under the non-aggregate premises or operations section of general liability policies.

         In the second quarter of this year, a large settlement of asbestos-related coverage litigation was announced, subject to a number of contingencies. The proposed settlement involved a Chubb insured, but did not have a significant impact on our second quarter earnings because our contribution was largely reserved. However, the settlement did represent further evidence of the growing exposure of the insurance industry to asbestos-related litigation based on theories of coverage other than liability for products.

         In the third quarter, our actuaries and outside actuarial consultants will commence their regular periodic ground-up exposure based analysis of our asbestos-related liabilities. As part of this analysis, they will consider the various potentially adverse recent developments in the asbestos litigation environment. Upon completion of the analysis and assessment of the results, we will evaluate the need for any additional reserves for asbestos claims. The amount, if any, cannot be reasonably estimated at the present time.

         Toxic waste losses, on the other hand, appear to be developing as expected due to relatively stable claim trends. In many cases, claims are being settled for less than initially anticipated due to various factors, including more efficient site remediation efforts and increasing success with policy buy backs.

         Based on current information, we believe that the aggregate loss reserves of the property and casualty subsidiaries at June 30, 2002 were adequate to cover claims for losses that had occurred, including both those known to us and those yet to be reported. In establishing such reserves, we consider facts currently known and the present state of the law and coverage litigation. However, given the expansion of coverage and liability by the courts and the legislatures in the past and the possibilities of similar interpretations in the future, particularly as they relate to asbestos claims and, to a lesser extent, toxic waste claims, additional increases in loss reserves may emerge in future periods. Any such increases would have an adverse effect on future operating results. However, we do not expect that any such increases would have a material adverse effect on the Corporation's consolidated financial condition or liquidity.

INVESTMENTS

         Investment income after taxes increased by 1.0% in the first six months of 2002 and 1.5% in the second quarter compared with the same periods in 2001. Invested assets increased since the second quarter of 2001 due to substantial cash flow from operating activities over the period as well as capital contributed to the property and casualty subsidiaries by the Corporation in the fourth quarter of 2001. Growth in investment income in 2002 was hindered, however, by lower available reinvestment rates on fixed maturities that matured over the past year. The effective tax rate on investment income increased to 17.8% in the first six months of 2002 from 16.8% in the comparable period in 2001 due to holding a smaller proportion of our investment portfolio in tax-exempt securities.

         During the first six months of 2002, new cash available for investment was invested in taxable bonds.

         The property and casualty subsidiaries maintain sufficient investments in highly liquid, short term and other marketable securities to provide for immediate cash needs.

CORPORATE AND OTHER

         Corporate and other includes investment income earned on corporate invested assets, interest expense and other expenses not allocated to the operating subsidiaries, and the results of Chubb Financial Solutions (CFS) and our real estate and other non-insurance subsidiaries. Corporate and other produced a loss before taxes of $51.2 million in the first six months of 2002 compared with a loss of $2.5 million in the first six months of 2001. The higher loss in 2002 was due to three factors. First, there was an increase in the fair value of CFS's obligations with respect to its credit derivatives business, described below. Second, investment income was lower in 2002 due to the decrease in corporate invested assets resulting from the capital contributions to the property and casualty subsidiaries in the fourth quarter of 2001. Third, interest expense was higher in 2002 due to the issuance of debt in the fourth quarter of 2001.

CHUBB FINANCIAL SOLUTIONS

         Since its inception in 2000, CFS's non-insurance operations have been primarily in the credit derivatives business, principally as a counterparty in portfolio credit default swap contracts. The Corporation guarantees all of these obligations. The non-insurance business of CFS produced a loss before taxes of $16.5 million in the first six months of 2002 compared with income of $3.4 million in the same period in 2001, which amounts are included in the corporate and other results.

         In a typical credit default swap, CFS participates in the senior or super senior layer of a structure designed to replicate the performance of a portfolio of securities, loans or other debt obligations. The structure of these portfolio credit default swaps generally requires CFS to make payment to counterparties to the extent cumulative losses, related to numerous credit events, exceed a specified attachment point. The risk below that attachment point, referred to as subordination, is assumed by other parties with the primary risk layer often retained by the buyer. The amount of subordination for each contract varies based on the credit quality of the underlying portfolio and the length of the contract.

         Credit default swaps are derivatives and are carried at estimated fair value in the financial statements. Changes in fair value are included in income in the period of the change. Thus, CFS's results are subject to volatility from period to period. Valuation models are used to estimate the fair value of our obligation in each credit default swap. Such valuations require considerable judgment and are subject to significant uncertainty.

         The loss in the first six months of 2002 was mostly due to an adverse movement in the mark-to-market adjustment in the second quarter. Several factors contributed to the increase in the fair value of the obligations related to the credit default swaps, including a widening of market credit spreads toward the end of the second quarter, a decrease in interest rates during the period and, for certain credit default swaps, erosion in the risk layers that are subordinate to the CFS risk layer due to actual losses in such subordinate layers.

         At June 30, 2002, CFS's aggregate exposure or retained risk, referred to as notional amounts, from its open credit default swaps was approximately $20.6 billion. The notional amounts are used to express the extent of involvement in swap transactions. The notional amounts are not a quantification of market risk or credit risk and are not recorded on the balance sheet. These amounts are used to calculate the exchange of contractual cash flows and are not necessarily representative of the potential for gain or loss.

         Our realistic loss exposure is a very small portion of the $20.6 billion notional amount because 97% of the credits are investment grade companies or transactions, the underlying portfolio of credits is highly diversified and our position is senior to subordinated interests of $1.7 billion in the aggregate. The fair value of future obligations under CFS's credit derivatives business was approximately $80 million at June 30, 2002 compared with $48 million at December 31, 2001, which amounts are included in accrued expenses and other liabilities.

         In addition to the credit derivatives business, CFS also engages in other types of non-insurance transactions, such as equity derivatives, weather derivatives, residual value guarantees and contingent capital facilities. In the event of extreme circumstances, certain of these contracts are of a magnitude that could produce losses that would have a material adverse effect on future operating results. However, we do not expect that any such losses would have a material adverse effect on the Corporation's consolidated financial condition or liquidity.

REAL ESTATE

         Real estate operations resulted in a loss before taxes of $1.8 million in the first six months of 2002 and 2001, which amounts are included in the corporate and other results.

         We own approximately $310 million of land that we expect will be developed in the future. In addition, we own approximately $180 million of commercial properties and land parcels under lease. We are continuing to explore the sale of certain of our remaining properties.

         Loans receivable, which amounted to $89 million at June 30, 2002, are primarily purchase money mortgages. Such loans, which were issued in connection with our joint venture activities and other property sales, are generally collateralized by buildings and, in some cases, land. We continually evaluate the ultimate collectibility of such loans and establish appropriate reserves.

         The recoverability of the carrying value of our real estate assets is assessed based on our ability to fully recover costs through a future revenue stream. The assumptions used reflect future improvement in demand for office space, an increase in rental rates and the ability and intent to obtain financing in order to hold and develop such remaining properties and protect our interests over the long term. We believe that we have made adequate provisions for impairment of real estate assets. However, if the assets are not sold or developed, or if leased properties do not perform as presently contemplated, it is possible that additional impairment losses may be recognized.

INVESTMENT GAINS AND LOSSES

         Net realized investment gains before taxes were $31.6 million in the first six months of 2002 compared with net gains of $10.3 million for the same period in 2001. Decisions to sell securities are governed principally by considerations of investment opportunities and tax consequences. As a result, realized investment gains and losses on the sale of investments may vary significantly from period to period. If a decline in the fair value of an individual security is deemed to be other than temporary, the difference between cost and estimated fair value is charged to income as a realized investment loss. In the first six months of 2002 and 2001, realized investment gains and losses reflected writedowns of $55.3 million and $25.8 million, respectively, due to the recognition of other than temporary impairment on certain securities.

CAPITAL RESOURCES

         In July 1998, the Board of Directors authorized the repurchase of up to 12,500,000 shares of the Corporation's common stock. In June 2001, the Board of Directors authorized the repurchase of up to an additional 16,000,000 shares. The 1998 authorization has no expiration while the 2001 authorization will expire on June 30, 2003. In the first six months of 2002, the Corporation purchased 500,000 shares in open-market transactions at a cost of $36.7 million. As of June 30, 2002, 3,287,100 shares remained under the 1998 share repurchase authorization and 9,866,300 shares remained under the 2001 authorization.

         On April 4, 2002, the shelf registration statement that the Corporation filed in December 2001 was declared effective by the Securities and Exchange Commission. Under the registration statement, up to $1 billion of various types of securities may be issued by the Corporation.

         In June 2002, the Corporation entered into two credit agreements with a group of banks that provide for unsecured borrowings of up to $500 million in the aggregate. The $250 million short term revolving credit facility terminates on June 27, 2003 and may be renewed or replaced. The $250 million medium term revolving credit facility terminates on June 28, 2007. On the respective termination dates for these agreements, any loans then outstanding become payable. There have been no borrowings under these agreements. Various interest rate options are available to the Corporation, all of which are based on market interest rates. These facilities replaced, on substantially the same terms, $500 million of revolving credit facilities that were to expire in July 2002.

CHANGE IN ACCOUNTING PRINCIPLES

         Effective January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is no longer amortized. SFAS No. 142 may not be applied retroactively to financial statements of prior periods. The elimination of goodwill amortization resulted in an increase in net income of $10 million in the first six months of 2002 and $5 million in the second quarter compared with the same periods in 2001. The goodwill amortization in 2001 was included in property and casualty other charges. The adoption of SFAS No. 142 is discussed further in Note 2 of the Notes to Consolidated Financial Statements included in Item 1 of this report.

                           PART II. OTHER INFORMATION


Item 1 - Legal Proceedings

A. On June 26, 2002, the United States District Court for the District of New Jersey entered an order dismissing in its entirety the previously reported purported class action complaint originally filed on August 31, 2000 by the California Public Employees' Retirement System, as amended on September 4, 2001, and granting plaintiffs the right to file a Second Amended Complaint. On August 9, 2002, plaintiffs filed a Second Amended Complaint based on substantially the same allegations as previously reported. The Corporation is defending the action vigorously.

B. On June 21, 2002, in connection with the previously reported surety bond litigation involving Federal Insurance Company (Federal), JPMorgan Chase Bank (JPM) and Mahonia Limited and Mahonia Natural Gas Limited (Mahonia), Federal filed a third party complaint against JPM with the United States District Court for the Southern District of New York alleging, in part, fraud in the procurement of surety bonds and seeking indemnification if Federal is deemed liable to pay Mahonia under such bonds. JPM, in turn, on June 28, 2002, amended the complaint against Federal and other surety bond issuers, alleging that JPM and Mahonia were fraudulently induced by the sureties to accept surety bonds in place of letters of credit. The sureties, including Federal, have filed a motion to dismiss the amended complaint.

Item 6 - Exhibits and Reports on Form 8-K

A. Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended June 30, 2002.





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


Date: August 13, 2002