Form 10-Q
period 2002-09-30
CHUBB CORP
filed 2002-11-14
CIK 20171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C.

20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 1-8661

THE CHUBB CORPORATION
(Exact name of registrant as specified in its charter)

NEW JERSEY	13-2595722

(State or other jurisdiction of	(I. R. S. Employer

incorporation or organization)	Identification No.)

15 MOUNTAIN VIEW ROAD, WARREN, NEW JERSEY	07061-1615

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (908) 903-2000

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]  NO [ ]

         The number of shares of common stock outstanding as of October 31, 2002 was 171,059,568.

THE CHUBB CORPORATION
INDEX

Part I. Financial Information

Item 1 — Financial Statements

THE CHUBB CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
PERIODS ENDED SEPTEMBER 30

	Third Quarter		Nine Months

	2002	2001	2002	2001

	(in millions)
Revenues

Premiums Earned	$2,085.5	$1,684.4	$5,868.8	$4,945.5

Investment Income	252.9	244.4	745.2	737.5

Other Revenues	(17.9)	25.0	3.6	66.5

Realized Investment Gains	43.9	2.5	75.5	12.8

Total Revenues	2,364.4	1,956.3	6,693.1	5,762.3

Claims and Expenses

Insurance Claims and Claim Expenses	2,052.0	1,772.4	4,513.0	3,996.5

Amortization of Deferred Policy Acquisition Costs	524.8	433.9	1,502.6	1,317.1

Other Insurance Operating Costs and Expenses	158.4	130.4	434.8	364.0

Other Operating Expenses	25.9	25.2	65.7	65.1

Investment Expenses	8.4	3.6	19.3	11.8

Corporate Expenses	27.5	18.2	83.8	59.6

Total Claims and Expenses	2,797.0	2,383.7	6,619.2	5,814.1

Income (Loss) Before Federal and Foreign Income Tax	(432.6)	(427.4)	73.9	(51.8)

Federal and Foreign Income Tax Credit	(190.5)	(188.4)	(92.4)	(134.6)

Net Income (Loss)	$(242.1)	$(239.0)	$166.3	$82.8

Average Common Shares Outstanding	170.6	170.6	170.5	173.3

Average Common and Potentially Dilutive Shares Outstanding	170.6	170.6	173.3	177.0

Net Income (Loss) Per Share

Basic	$(1.42)	$(1.40)	$.97	$.48

Diluted	(1.42)	(1.40)	.96	.47

Dividends Declared Per Share	.35	.34	1.05	1.02

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
CONSOLIDATED BALANCE SHEETS

	Sept. 30,	Dec. 31,
	2002	2001

	(in millions)
Assets

Invested Assets

Short Term Investments	$1,457.3	$956.8

Fixed Maturities

Held-to-Maturity — Tax Exempt (market $983.2 and $1,282.5)	918.5	1,218.5

Available-for-Sale

Tax Exempt (cost $8,290.0 and $8,053.8)	9,013.7	8,372.9

Taxable (cost $7,571.5 and $6,408.2)	7,784.1	6,525.3

Equity Securities (cost $772.5 and $757.9)	736.1	710.4

TOTAL INVESTED ASSETS	19,909.7	17,783.9

Cash	32.5	25.8

Securities Lending Collateral	590.3	417.5

Accrued Investment Income	242.6	247.7

Premiums Receivable	1,968.2	1,692.8

Reinsurance Recoverable on Unpaid Claims and Claim Expenses	4,508.8	4,505.2

Prepaid Reinsurance Premiums	498.9	340.8

Deferred Policy Acquisition Costs	1,116.6	928.8

Real Estate Assets	621.6	646.6

Investments in Partially Owned Companies	402.0	386.2

Deferred Income Tax	598.7	674.8

Goodwill	467.4	467.4

Other Assets	1,576.2	1,331.5

TOTAL ASSETS	$32,533.5	$29,449.0

Liabilities

Unpaid Claims and Claim Expenses	$16,752.6	$15,514.9

Unearned Premiums	4,850.2	3,916.2

Securities Lending Payable	590.3	417.5

Short Term Debt	—	199.0

Long Term Debt	1,353.8	1,351.0

Dividend Payable to Shareholders	59.8	57.8

Accrued Expenses and Other Liabilities	2,025.4	1,467.3

TOTAL LIABILITIES	25,632.1	22,923.7

Shareholders’ Equity

Common Stock — $1 Par Value; 180,221,956 and 180,131,238 Shares	180.2	180.1

Paid-In Surplus	509.7	527.0

Retained Earnings	6,355.8	6,369.3

Accumulated Other Comprehensive Income

Unrealized Appreciation of Investments, Net of Tax	584.9	252.6

Foreign Currency Translation Losses, Net of Tax	(67.9)	(73.0)

Receivable from Employee Stock Ownership Plan	(41.7)	(48.9)

Treasury Stock, at Cost — 9,179,661 and 10,059,857 Shares	(619.6)	(681.8)

TOTAL SHAREHOLDERS’ EQUITY	6,901.4	6,525.3

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$32,533.5	$29,449.0

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PERIODS ENDED SEPTEMBER 30

	Third Quarter		Nine Months

	2002	2001	2002	2001

	(in millions)
Net Income (Loss)	$(242.1)	$(239.0)	$166.3	$82.8

Other Comprehensive Income (Loss)

Change in Unrealized Appreciation of Investments, Net of Tax	212.6	151.2	332.3	164.4

Foreign Currency Translation Gains (Losses), Net of Tax	3.8	.8	5.1	(12.1)

	216.4	152.0	337.4	152.3

Comprehensive Income (Loss)	$(25.7)	$(87.0)	$503.7	$235.1

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30

	2002	2001

	(in millions)
Cash Flows from Operating Activities

Net Income	$166.3	$82.8

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities

Increase in Unpaid Claims and Claim Expenses, Net	1,234.1	844.7

Increase in Unearned Premiums, Net	751.4	194.5

Increase in Premiums Receivable	(275.4)	(182.5)

Increase in Reinsurance Premiums Payable	31.2	73.9

Increase in Deferred Policy Acquisition Costs	(181.3)	(62.2)

Change in Deferred Federal Income Tax	(107.0)	(151.2)

Depreciation	76.7	68.6

Realized Investment Gains	(75.5)	(12.8)

Other, Net	40.6	56.4

Net Cash Provided by Operating Activities	1,661.1	912.2

Cash Flows from Investing Activities

Proceeds from Sales of Fixed Maturities	3,585.8	2,794.5

Proceeds from Maturities of Fixed Maturities	1,390.4	963.7

Proceeds from Sales of Equity Securities	321.8	229.2

Purchases of Fixed Maturities	(6,044.4)	(4,129.3)

Purchases of Equity Securities	(302.9)	(210.6)

Decrease (Increase) in Short Term Investments, Net	(500.5)	49.3

Increase in Net Payable from Security Transactions Not Settled	252.5	41.0

Purchases of Property and Equipment, Net	(98.0)	(127.5)

Other, Net	(2.8)	(3.3)

Net Cash Used in Investing Activities	(1,398.1)	(393.0)

Cash Flows from Financing Activities

Increase (Decrease) in Short Term Debt, Net	(199.0)	101.1

Repayment of Long Term Debt	(7.8)	(2.1)

Increase (Decrease) in Funds Held Under Deposit Contracts	118.2	(11.8)

Proceeds from Issuance of Common Stock Under Incentive and Purchase Plans	102.3	115.6

Repurchase of Shares	(99.4)	(554.5)

Dividends Paid to Shareholders	(177.8)	(177.0)

Other, Net	7.2	6.6

Net Cash Used in Financing Activities	(256.3)	(522.1)

Net Increase (Decrease) in Cash	6.7	(2.9)

Cash at Beginning of Year	25.8	22.4

Cash at End of Period	$32.5	$19.5

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

Adoption of SFAS No. 142 as of January 1, 2001 would have increased net income for the first nine months of 2001 by $14.9 million or $0.09 per share.

3)      Accounting Pronouncements Not Yet Adopted

Beginning January 1, 2003, the Corporation intends to adopt the fair value method of accounting for stock-based employee compensation plans, which is the method of accounting defined in SFAS No. 123, Accounting for Stock-Based Compensation. Under the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period. SFAS No. 123 requires prospective application of the fair value method of accounting to new awards granted after the date of adoption. The Financial Accounting Standards Board has issued a proposed amendment to SFAS No. 123 that would provide alternative methods of transition for a change to the fair value method of accounting. The adoption of the fair value method of accounting for stock-based employee compensation plans will decrease the Corporation’s net income in 2003 by an amount that has not yet been quantified.

4)      Significant Losses

(a) In the third quarter of 2002, the Corporation’s actuaries and outside actuarial consultants commenced their periodic ground-up exposure based analysis of the property and casualty insurance subsidiaries’ asbestos related liabilities. As part of this analysis, they considered the significant increase in the number of peripheral defendants in recent years; the increase in the volume of claims and size of awards, particularly for plaintiffs who claim exposure but who have no symptoms of asbestos related disease; and the increase in claims filed under the non-aggregate premises or operations section of general liability policies. Upon completion of the analysis and assessment of the results, the loss reserves of the property and casualty insurance subsidiaries were increased by $625 million.

(b) In the third quarter of 2001, net costs of $645 million were incurred related to the September 11 attack in the United States. The net costs consisted of estimated net claims and claim expenses of $665 million less net reinsurance reinstatement premium revenue of $30 million plus a $10 million charge for the Corporation’s share of the losses publicly estimated by Hiscox plc, a U.K. insurer in which the Corporation has a minority interest.

Gross claims and claim expenses of the property and casualty insurance subsidiaries from the September 11 attack are estimated at about $3 billion. Most of the claims were from property exposure and business interruption losses. There were also significant workers’ compensation losses. The net claims and claim expenses of $665 million were significantly lower than the gross amount due to various reinsurance agreements. The property exposures were protected by facultative reinsurance, a property per risk treaty that limited the net loss per risk, and a property catastrophe treaty. Workers’ compensation losses were protected by a casualty catastrophe treaty and a casualty clash treaty.

Business interruption claims from the September 11 attack will take some time to resolve, while potential liability claims could take years to settle. Also, certain reinsurers are questioning the interpretation and/or application of some provisions of the property per risk reinsurance agreements. Management has responded to these questions and discussions are continuing with the reinsurers. Some reinsurers are paying but reserving their rights as they continue to discuss their open issues while a few are withholding payments pending the resolution of the questions raised. At this time, management does not believe that the questions that have been raised will materially limit the property and casualty insurance subsidiaries’ ability to ultimately collect the reinsurance recoverable related to claims from the September 11 attack.

The loss reserve estimates related to the September 11 attack are subject to considerable uncertainty. It is possible that the estimate of ultimate gross losses related to the September 11 attack, as well as the collectibility of related reinsurance recoverables, may change in the future, and that the change in estimate could have a material effect on the Corporation’s results of operations. However, management does not expect that any such change would have a material effect on the Corporation’s financial condition or liquidity.

5)      Investments

Short term investments, which have an original maturity of one year or less, are carried at amortized cost which approximates market value. Fixed maturities classified as held-to-maturity are carried at amortized cost. Fixed maturities classified as available-for-sale and equity securities are carried at market value as of the balance sheet date.

The net change in unrealized appreciation or depreciation of investments carried at market value was as follows:

	Periods Ended September 30

	Third Quarter		Nine Months

	2002	2001	2002	2001

	(in millions)
Change in unrealized depreciation of equity securities	$(15.2)	$(17.5)	$11.1	$(40.5)

Change in unrealized appreciation of fixed maturities	342.3	250.0	500.1	293.3

	327.1	232.5	511.2	252.8

Deferred income tax	114.5	81.3	178.9	88.4

Change in unrealized appreciation of investments, net	$212.6	$151.2	$332.3	$164.4

6)      Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Periods Ended September 30

	Third Quarter		Nine Months

	2002	2001	2002	2001

		(in millions,
		except per share amounts)

Basic earnings per share:

Net income (loss)	$(242.1)	$(239.0)	$166.3	$82.8

Weighted average number of common shares outstanding	170.6	170.6	170.5	173.3

Basic earnings (loss) per share	$(1.42)	$(1.40)	$.97	$.48

Diluted earnings per share:

Net income (loss)	$(242.1)	$(239.0)	$166.3	$82.8

Weighted average number of common shares outstanding	170.6	170.6	170.5	173.3

Additional shares from assumed exercise of stock-based compensation awards	—	—	2.8	3.7

Weighted average number of common shares and potential common shares assumed outstanding for computing diluted earnings per share	170.6	170.6	173.3	177.0

Diluted earnings (loss) per share	$(1.42)	$(1.40)	$.96	$.47

7)      Segments Information

The property and casualty operations include three reportable underwriting segments and the investment function. The underwriting segments are personal insurance, commercial insurance and specialty insurance. The personal segment targets the personal insurance market. The personal classes include automobile, homeowners and other personal coverages. The commercial segment includes those classes of business that are generally available in broad markets and are of a more commodity nature. Commercial classes include multiple peril, casualty, workers’ compensation and property and marine. The specialty segment includes those classes of business that are available in more limited markets since they require specialized underwriting and claim expertise. Specialty classes include executive protection, financial institutions and other specialty coverages.

Chubb Financial Solutions non-insurance operations are primarily in the credit derivatives business, principally as a counterparty in portfolio credit default swap contracts. Previously, such operations were included in corporate and other. Prior period amounts have been reclassified to conform to the new presentation.

Revenues and income before income tax of the operating segments were as follows:

	Periods Ended September 30

	Third Quarter		Nine Months

	2002	2001	2002	2001

	(in millions)
Revenues
Property and casualty insurance
Premiums earned
Personal insurance	$546.1	$471.4	$1,566.9	$1,362.5

Commercial insurance	776.3	577.9	2,116.6	1,757.7

Specialty insurance	763.1	635.1	2,185.3	1,825.3

	2,085.5	1,684.4	5,868.8	4,945.5

Investment income	241.3	229.5	709.1	684.2

Total property and casualty insurance	2,326.8	1,913.9	6,577.9	5,629.7

Chubb Financial Solutions non-insurance business	(34.5)	7.2	(41.3)	22.9

Corporate and other	28.2	32.7	81.0	96.9

Realized investment gains	43.9	2.5	75.5	12.8

Total revenues	$2,364.4	$1,956.3	$6,693.1	$5,762.3

	Periods Ended September 30

	Third Quarter		Nine Months

	2002	2001	2002	2001

	(in millions)
Income (loss) before income tax

Property and casualty insurance
Underwriting

Personal insurance	$(19.6)	$(33.7)	$(25.6)	$(73.5)

Commercial insurance	(610.7)	(122.7)	(652.3)	(245.6)

Specialty insurance	(64.8)	(504.2)	(68.2)	(433.0)

	(695.1)	(660.6)	(746.1)	(752.1)

Increase in deferred policy acquisition costs	48.9	32.3	181.3	62.2

Underwriting loss	(646.2)	(628.3)	(564.8)	(689.9)

Investment income	233.3	226.2	691.3	673.8

Other charges	(3.5)	(24.0)	(16.8)	(42.2)

Total property and casualty insurance	(416.4)	(426.1)	(109.7)	(58.3)

Chubb Financial Solutions non-insurance business	(40.4)	1.1	(55.9)	5.3

Corporate and other	(19.7)	(4.9)	(55.4)	(11.6)

Realized investment gains	43.9	2.5	75.5	12.8

Total income (loss) before income tax	$(432.6)	$(427.4)	$73.9	$(51.8)

Property and casualty commercial insurance underwriting results in the third quarter of 2002 included net losses of $625.0 million related to asbestos claims.

Property and casualty results in the third quarter of 2001 included an underwriting loss of $635.0 million from the September 11 attack in the United States, comprising $20.0 million in personal insurance, $99.0 million in commercial insurance and $516.0 million in specialty insurance.

Other charges included goodwill amortization of $5.0 million for the third quarter of 2001 and $14.9 million for the nine months ended September 30, 2001. Other charges for the third quarter of 2001 also included $10.0 million for the Corporation’s share of the estimated losses of Hiscox from the September 11 attack.

Item 2	-	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Nine Months Ended September 30, 2002 and 2001 and for the Quarters Ended September 30, 2002 and 2001

         Certain statements in this communication may be considered to be “forward looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995, such as statements that include words or phrases “will result”, “is expected to”, “will continue”, “is anticipated”, or similar expressions. Such statements are subject to certain risks, uncertainties and assumptions about our business. The factors which could cause actual results to differ materially from those suggested by any such statements include but are not limited to those discussed or identified from time to time in the Corporation’s public filings with the Securities and Exchange Commission and specifically to risks or uncertainties associated with:

•	the availability of primary and reinsurance coverage, including the implications relating to terrorism legislation and regulation;

•	global political conditions and the occurrence of any terrorist attacks, including any nuclear, biological or chemical events;

•	the outbreak of war with Iraq;

•	premium price increases and profitability or growth estimates overall or by lines of business or geographic area, and related expectations with respect to the timing and terms of any required regulatory approvals;

•	our expectations with respect to cash flow projections and investment income and with respect to other income;

•	the adequacy of loss reserves including:

— our expectations relating to insurance losses from the September 11 attack and related reinsurance recoverables;

— any impact from the bankruptcy protection sought by various asbestos producers and other related businesses;

— developments in judicial decisions or legislative actions relating to coverage and liability for asbestos and toxic waste claims;

— developments in judicial decisions or regulatory actions relating to coverage and liability for mold claims;

•	the effects of disclosures by and investigations of public companies relating to possible accounting irregularities, practices in the energy and securities industries and other corporate governance issues, including:

— the effects on the energy markets and the companies that participate in them, and in particular as they may relate to concentrations of risk in our surety business;

— the effects on the capital markets and the markets for directors and officers and errors and omissions insurance;

— claims and litigation arising out of accounting and other corporate governance disclosures by other companies;

— claims and litigation arising out of investment banking practices;

— legislative or regulatory proposals or changes, including the certifications required by SEC Order 4-460 and the changes in law and regulation required under the Sarbanes-Oxley Act of 2002;

•	our ability to generate taxable income in Europe;

•	our assumptions with respect to future demand for office space and with respect to rental rates;

•	changes in management;

•	any downgrade in our claims-paying, financial strength or credit ratings;

•	general economic conditions including:

- changes in interest rates, market credit spreads and the performance of the financial markets, generally and as they relate to credit risks assumed by the Chubb Financial Solutions unit in particular;

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

Critical Accounting Estimates and Judgments

         The consolidated financial statements include amounts based on informed estimates and judgments of management for those transactions that are not yet complete or for which the ultimate effects are uncertain. Such estimates and judgments affect the reported amounts in the financial statements. Those estimates and judgments that were most critical to the preparation of the financial statements involved the adequacy of loss reserves and, to a lesser extent, the fair value of credit derivative obligations, the recoverability of the carrying value of real estate properties and the realization of deferred income tax benefits. These estimates and judgments are discussed within the following analysis of our results of operations. If different estimates and judgments had been applied, materially different amounts might have been reported in the financial statements.

Summary of Financial Results

         The following discussion of our operating results focuses on operating income or loss, which is calculated by excluding realized investment gains and losses, net of related income tax, from net income or loss. Operating income should only be analyzed in conjunction with, and not in lieu of, net income.

         The Corporation’s operating results in 2002 were adversely affected by the recognition of net losses of $625 million, or $406 million after tax, in the third quarter related to asbestos claims. Our operating results in 2001 were adversely affected by net costs of $645 million, or $420 million after tax, in the third quarter related to the September 11 attack in the United States. The following is a summary of our results for the nine months and third quarter ended September 30, 2002 and 2001. The summary also presents our 2001 results excluding the impact of the September 11 attack and shows the impact of the September 11 attack separately.

	Nine Months Ended September 30

	2002	2001

				Excluding
			Impact of	Impact of
			Sept. 11	Sept. 11
	Total	Total	Attack	Attack

	(in millions)
PROPERTY AND CASUALTY INSURANCE

Underwriting

Net Premiums Written	$6,620.2	$5,140.0	$30.0	$5,110.0

Increase in Unearned Premiums	(751.4)	(194.5)		(194.5)

Premiums Earned	5,868.8	4,945.5	30.0	4,915.5

Claims and Claim Expenses (includes asbestos and toxic waste claims of $666.1 in 2002 and $44.4 in 2001)	4,513.0	3,996.5	665.0	3,331.5

Operating Costs and Expenses	2,075.3	1,680.0		1,680.0

Increase in Deferred Policy Acquisition Costs	(181.3)	(62.2)		(62.2)

Dividends to Policyholders	26.6	21.1		21.1

Underwriting Loss	(564.8)	(689.9)	(635.0)	(54.9)

Investments

Investment Income Before Expenses	709.1	684.2		684.2

Investment Expenses	17.8	10.4		10.4

Investment Income	691.3	673.8		673.8

Other Charges	(16.8)	(42.2)	(10.0)	(32.2)

Property and Casualty Income (Loss)	109.7	(58.3)	(645.0)	586.7

CHUBB FINANCIAL SOLUTIONS NON-INSURANCE BUSINESS	(55.9)	5.3		5.3

CORPORATE AND OTHER	(55.4)	(11.6)		(11.6)

CONSOLIDATED OPERATING INCOME (LOSS) BEFORE INCOME TAX	(1.6)	(64.6)	(645.0)	580.4

Federal and Foreign Income Tax (Credit)	(118.8)	(139.1)	(225.0)	85.9

CONSOLIDATED OPERATING INCOME	117.2	74.5	(420.0)	494.5

REALIZED INVESTMENT GAINS AFTER INCOME TAX	49.1	8.3		8.3

CONSOLIDATED NET INCOME	$166.3	$82.8	$(420.0)	$502.8

PROPERTY AND CASUALTY INVESTMENT INCOME AFTER INCOME TAX	$566.5	$559.9

	Three Months Ended September 30

	2002	2001

				Excluding
			Impact of	Impact of
			Sept. 11	Sept. 11
	Total	Total	Attack	Attack

		(in millions)
PROPERTY AND CASUALTY INSURANCE

Underwriting

Net Premiums Written	$2,315.2	$1,769.1	$30.0	$1,739.1

Increase in Unearned Premiums	(229.7)	(84.7)		(84.7)

Premiums Earned	2,085.5	1,684.4	30.0	1,654.4

Claims and Claim Expenses (includes asbestos and toxic waste claims of $625.0 in 2002 and $14.1 in 2001)	2,052.0	1,772.4	665.0	1,107.4

Operating Costs and Expenses	719.6	565.7		565.7

Increase in Deferred Policy Acquisition Costs	(48.9)	(32.3)		(32.3)

Dividends to Policyholders	9.0	6.9		6.9

Underwriting Income (Loss)	(646.2)	(628.3)	(635.0)	6.7

Investments

Investment Income Before Expenses	241.3	229.5		229.5

Investment Expenses	8.0	3.3		3.3

Investment Income	233.3	226.2		226.2

Other Charges	(3.5)	(24.0)	(10.0)	(14.0)

Property and Casualty Income (Loss)	(416.4)	(426.1)	(645.0)	218.9

CHUBB FINANCIAL SOLUTIONS NON-INSURANCE BUSINESS	(40.4)	1.1		1.1

CORPORATE AND OTHER	(19.7)	(4.9)		(4.9)

CONSOLIDATED OPERATING INCOME (LOSS) BEFORE INCOME TAX	(476.5)	(429.9)	(645.0)	215.1

Federal and Foreign Income Tax (Credit)	(205.8)	(189.3)	(225.0)	35.7

CONSOLIDATED OPERATING INCOME (LOSS)	(270.7)	(240.6)	(420.0)	179.4

REALIZED INVESTMENT GAINS AFTER INCOME TAX	28.6	1.6		1.6

CONSOLIDATED NET INCOME (LOSS)	$(242.1)	$(239.0)	$(420.0)	$181.0

PROPERTY AND CASUALTY INVESTMENT INCOME AFTER INCOME TAX	$190.1	$187.3

Property and Casualty Insurance

         Our property and casualty business produced income before taxes of $109.7 million in the first nine months of 2002 and a loss before taxes of $416.4 million in the third quarter. Results in both periods were adversely affected by the recognition of net losses of $625 million in the third quarter related to asbestos claims (the “$625 million asbestos charge”). In 2001, our property and casualty business incurred a loss before taxes of $58.3 million in the first nine months and $426.1 million in the third quarter due to the net costs of $645 million related to the September 11 attack.

         Excluding the impact of the $625 million asbestos charge in 2002 and the costs related to the September 11 attack in 2001, property and casualty income before taxes amounted to $734.7 million in the first nine months of 2002 and $208.6 million in the third quarter compared with $586.7 million and $218.9 million, respectively, in 2001. Excluding the $625 million asbestos charge in 2002 and the costs related to the September 11 attack in 2001, earnings were significantly higher in the first nine months of 2002 compared with the same period in 2001 due primarily to a substantial improvement in underwriting results. Investment income increased slightly in 2002 compared with 2001. Such earnings in the third quarter of 2002 were modestly lower than in the comparable period in 2001 due in large part to higher catastrophe losses.

         The following is a summary of our underwriting results during 2002 and 2001 by class of business. Results for 2001 are presented both in total and excluding the impact of the September 11 attack.

	Net Premiums			Combined Loss and
		Written		Expense Ratios

	2002	2001		2002		2001

			Excluding				Excluding
			Impact of				Impact of
			Sept. 11				Sept. 11
	Total	Total	Attack	Total		Total	Attack

		(in millions)
NINE MONTHS ENDED SEPTEMBER 30

Personal Insurance

Automobile	$402.1	$358.9	$358.9	98.5%		99.9%	98.4%

Homeowners	971.1	799.5	799.5	105.7		114.9	112.8

Other	364.1	332.0	332.0	77.5		75.1	75.1

Total Personal	1,737.3	1,490.4	1,490.4	98.0		102.3	100.9

Commercial Insurance

Multiple Peril	687.5	558.1	563.1	101.5		112.8	102.8

Casualty	834.7	571.3	571.3	185.8	*	116.7	111.6

Workers’ Compensation	350.3	258.2	258.2	92.6		94.6	93.7

Property and Marine	652.7	402.5	402.5	86.2		120.7	117.5

Total Commercial	2,525.2	1,790.1	1,795.1	124.7	*	113.4	107.7

Specialty Insurance

Executive Protection	1,214.3	984.0	984.0	105.8		93.8	93.8

Financial Institutions	508.3	397.4	437.4	103.3		224.2	94.0

Other	635.1	478.1	403.1	88.2		111.0	97.8

Total Specialty	2,357.7	1,859.5	1,824.5	100.9		123.3	94.8

Total	$6,620.2	$5,140.0	$5,110.0	108.7	%*	114.0%	101.1%

THREE MONTHS ENDED SEPTEMBER 30

Personal Insurance

Automobile	$144.0	$127.2	$127.2	94.5%		104.5%	100.1%

Homeowners	353.4	292.4	292.4	108.8		113.6	107.6

Other	123.3	114.2	114.2	78.3		75.3	75.3

Total Personal	620.7	533.8	533.8	99.0		102.8	98.6

Commercial Insurance

Multiple Peril	235.1	184.7	189.7	103.0		128.9	98.0

Casualty	275.9	189.9	189.9	333.1	*	128.7	113.0

Workers’ Compensation	116.4	78.0	78.0	91.8		95.3	92.7

Property and Marine	238.4	130.0	130.0	93.6		114.3	104.7

Total Commercial	865.8	582.6	587.6	175.6	*	121.1	103.8

Specialty Insurance

Executive Protection	442.8	335.4	335.4	112.3		96.9	96.9

Financial Institutions	168.2	104.5	144.5	115.7		561.4	95.3

Other	217.7	212.8	137.8	84.2		128.8	98.8

Total Specialty	828.7	652.7	617.7	106.1		179.0	97.2

Total	$2,315.2	$1,769.1	$1,739.1	130.0	%*	137.8%	99.9%

*	The combined loss and expense ratios for 2002 include the effect of net losses of $625.0 million related to asbestos claims recognized in the third quarter. For the nine months ended September 30, 2002, excluding the effect of such losses, the combined loss and expense ratio was 96.5% for Casualty, 94.9% for Total Commercial and 98.0% in total. For the third quarter of 2002, excluding the effect of such losses, the combined loss and expense ratio was 88.5% for Casualty, 94.4% for Total Commercial and 99.9% in total.

         In October 2002, our actuaries and outside actuarial consultants completed their periodic ground up exposure based analysis of our asbestos related liabilities. Upon completion of the analysis and assessment of the results, we increased our net loss reserves by $625 million. Our asbestos related exposure is further discussed under “Loss Reserves.”

         The pre-tax costs of $645 million related to the September 11 attack had three components. First, in our insurance business, we incurred estimated net claims and claim expenses of $555 million plus reinsurance restatement costs of $50 million, for an aggregate cost of $605 million. Each of our underwriting segments was affected by the September 11 attack. However, the impact was by far the greatest on our financial institutions business. Second, in our reinsurance business written through Chubb Re, which is included in other specialty results, we incurred estimated net claims and claim expenses of $110 million and recognized reinstatement premium revenue of $80 million, for a net cost of $30 million. Finally, we recorded a $10 million charge, included in other charges, as our share of the losses publicly estimated by Hiscox plc, a U.K. insurer in which we have a minority interest.

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

         Business interruption claims from the September 11 attack will take some time to resolve, while potential liability claims could take years to settle. Also, certain of our reinsurers are questioning our interpretation and/or application of some provisions of our property per risk reinsurance agreements.

         The questions that have been raised generally involve the applicable limit of reinsurance coverage available to us, the definition of what constitutes one risk, our accumulation of exposure in the various buildings destroyed or damaged and our adherence to our underwriting guidelines. We have responded to these questions and are continuing discussions with the reinsurers. Some of the reinsurers are paying but reserving their rights as they continue to discuss their open issues with us while a few are withholding payments pending the resolution of the questions raised.

         At this time, we do not believe that the questions that have been raised will materially limit our ability to ultimately collect the reinsurance recoverable related to claims from the September 11 attack. We continue to monitor this situation closely and to consider all alternatives available to us under the property per risk reinsurance agreements, including the commencement of proceedings to enforce our rights.

         Our loss reserve estimates related to the September 11 attack are thus subject to considerable uncertainty. However, we continue to believe that our estimate that our net costs related to the September 11 attack were $645 million is reasonable. It is possible that our estimate of ultimate gross losses related to the September 11 attack, as well as the collectibility of related reinsurance recoverables, may change in the future, and that the change in estimate could have a material effect on the Corporation’s results of operations. However, we do not expect that any such change would have a material effect on the Corporation’s financial condition or liquidity.

         The $625 million asbestos charge in 2002 and the net costs of $645 million related to the September 11 attack in 2001 are significant components in understanding and assessing our financial performance. However, due to their distortive effect on our underwriting results, the remaining discussion and analysis of our underwriting results excludes the impact of these two items, unless otherwise noted.

         Net premiums written were $6.6 billion in the first nine months of 2002 and $2.3 billion in the third quarter, representing increases of 30% and 33%, respectively, compared with the comparable periods in 2001. U.S. premiums grew 30% in the first nine months of 2002 and 35% in the third quarter. Substantial premium growth was also achieved outside the United States in 2002. Non-U.S. premiums grew about 25% in local currencies in both the first nine months and third quarter.

         Premium growth was strong in all segments of our business due primarily to higher rates. Premium growth was exceptionally strong in the commercial classes, which include multiple peril, casualty, workers’ compensation and property and marine. In the wake of heavy insurance industry losses in recent years, exacerbated by the tragic event of September 11, 2001, many insurance companies have sought substantial price increases, raised deductibles, reduced coverage limits or declined outright to renew coverage. In this environment, we are seeing more opportunities to write new accounts and we are retaining more of our business. We are getting substantial rate increases on business we write, often with more favorable policy terms and conditions. We expect that this trend will continue throughout 2002 and 2003.

         At the same time, as a result of the substantial losses incurred by reinsurers, the cost of reinsurance in the marketplace has increased significantly and reinsurance capacity for certain coverages, such as terrorism, is limited.

         Our casualty reinsurance program renewed in January 2002. The casualty per risk and casualty clash treaties in the aggregate will cost approximately $20 million more annually. We did not renew a workers’ compensation catastrophe treaty that had substantially reduced our net losses from the September 11 attack because the terms and cost that were offered were unreasonable.

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

         The potential increase in our net risk concentrations from a catastrophic event that would result from these changes to our reinsurance arrangements may be offset to some degree by changes to our gross risk profile. In particular, we are making a concerted effort to reduce risk aggregations. Despite this effort, our future operating results could be more volatile due to the changes made to our reinsurance program.

         Underwriting results were profitable in the first nine months of 2002 compared with unprofitable results in 2001. Underwriting results were near breakeven in the third quarter of both years. Our combined loss and expense ratio was 98.0% in the first nine months of 2002 and 99.9% in the third quarter compared with 101.1% and 99.9%, respectively, in 2001.

         The loss ratio was 66.5% for the first nine months of 2002 and 68.7% for the third quarter compared with 68.1% and 67.2%, respectively, in the prior year. Catastrophe losses were $75.2 million during the first nine months of 2002 which represented 1.3 percentage points of the loss ratio and $51.6 million or 2.5 percentage points in the third quarter. Catastrophe losses other than those related to the September 11 attack amounted to $106.5 million or 2.2 percentage points of the loss ratio for the first nine months of 2001 and $14.7 million or 0.9 of a percentage point in the third quarter. The catastrophe losses in 2002 resulted primarily from tornadoes in the midwest United States and floods in eastern Europe in the third quarter. The 2001 catastrophe losses resulted primarily from storms in the United States, particularly tropical storm Allison in the second quarter.

         Our expense ratio was 31.5% for the first nine months of 2002 and 31.2% for the third quarter compared with 33.0% and 32.7%, respectively, in the prior year. The decrease in the expense ratio in 2002 was due to premiums written growing at a substantially higher rate than overhead expenses.

           Personal Insurance

         Premiums from personal insurance coverages, which represent 26% of the premiums written by our property and casualty subsidiaries, increased by 17% in the first nine months of 2002 and 16% in the third quarter compared with the similar periods in 2001. Premium growth occurred in all classes. However, growth in our in-force policy count has slowed, as planned. Premium growth was particularly significant in our homeowners business due primarily to higher rates and increased insurance-to-value. Homeowners premiums were up 21% in the first nine months of 2002, while the in-force policy count was up less than 4% on an annualized basis.

         Our personal insurance business produced profitable underwriting results in the first nine months of 2002 compared with unprofitable results in the same period in 2001. Results were modestly profitable in the third quarter of both years. The combined loss and expense ratios were 98.0% for the first nine months of 2002 and 99.0% for the third quarter compared with 100.9% and 98.6%, respectively, in 2001.

         Homeowners results improved in the first nine months of 2002 but remained unprofitable. Results continue to be adversely affected by an increase in the severity of water damage claims, including those related to mold, particularly in Texas. The improvement in 2002 was due to a decrease in the frequency of both catastrophe and non-catastrophe losses, the latter resulting in large part from the mild winter weather in the eastern half of the United States. Catastrophe losses represented 3.9 percentage points of the loss ratio for this class in the first nine months of 2002 and 4.1 percentage points in the third quarter compared with 6.1 percentage points and 4.3 percentage points, respectively, in 2001. Homeowners results outside the United States remained somewhat unprofitable in 2002 as we are still building the critical mass necessary to absorb the costs of operating the franchise.

         Our remediation plan relating to our homeowners business is on track. We have made substantial progress in implementing rate increases in states where rates have been deficient. However, we continue to be concerned about the proliferation of water damage claims in Texas, including those related to mold. We are attempting to deal with the Texas problem through underwriting, legislative and regulatory strategies, including the implementation of new policy forms. Moreover, while state mandated policy language, no longer in effect under new Texas policy forms, has contributed to broader mold coverage in Texas, we are concerned about the spread of this problem to other states. We have made regulatory filings in 32 other states to introduce contract changes that would enable us to treat mold as a separate peril available at an appropriate price. These changes have been approved or are ready to be implemented in 16 of these states.

         Our automobile business produced similarly profitable results in the first nine months of 2002 and 2001, as the favorable impact of stable loss trends was offset by a higher allocation of overhead expenses, which resulted from the updating of our cost allocation formulas.

         Other personal coverages, which include insurance for personal valuables and excess liability, produced highly profitable results in both years due to continued favorable loss experience.

          Commercial Insurance

         Premiums from commercial insurance, which represent 38% of our total writings, increased by 41% in the first nine months of 2002 and 47% in the third quarter compared with the similar periods in 2001. The substantial premium growth in all segments of this business was due in large part to significantly higher rates and also to an increase in our in-force policy count. Retention levels in the first nine months of 2002 improved significantly from year ago levels. On the business that was renewed, rate increases in the U.S. averaged 23% in the first nine months of 2002. New business in the first nine months of 2002 was nearly three times that in the same period in 2001. During the first nine months, we wrote more than two dollars of new business for every dollar of business we lost. The substantial growth was produced with the same underwriting discipline that existed over the past three years when we were shrinking the book of business. We expect that rates will continue to rise but that the level of rate increases will begin to decline.

         Our commercial insurance business produced profitable underwriting results in the first nine months and third quarter of 2002 compared with unprofitable results in the same periods of 2001. The combined loss and expense ratio was 94.9% for the first nine months of 2002 and 94.4% for the third quarter compared with 107.7% and 103.8%, respectively, in 2001. Results improved in all segments of this business, due in large part to the cumulative effect of price increases, better terms and conditions and more stringent risk selection in recent years. Such improvement was most significant in our casualty and property and marine classes.

         Commercial insurance results, particularly in the casualty classes, were adversely affected in both years by incurred losses related to asbestos and toxic waste claims. In addition to the $625 million asbestos charge in the third quarter of 2002, asbestos and toxic waste losses of $41 million were recognized in the first half of 2002. In 2001, asbestos and toxic waste losses were $44 million in the first nine months and $14 million in the third quarter. The above combined ratios exclude the $625 million asbestos charge but include the effect of all other asbestos and toxic waste losses.

         Multiple peril results were modestly unprofitable in the first nine months of 2002 and 2001. Results in the third quarter of 2002 were unprofitable compared with profitable results in the similar period of 2001 due primarily to higher catastrophe losses. Catastrophe losses represented 1.2 percentage points of the loss ratio for this class in the first nine months of 2002 compared with 4.1 percentage points in 2001. Catastrophe losses in the third quarter of 2002 represented 4.7 percentage points of the loss ratio. There were virtually no catastrophe losses for this class in the third quarter of 2001.

         Our casualty business improved considerably in 2002, producing profitable results compared with unprofitable results in 2001. The automobile, primary liability and excess liability components of this business showed significant improvement in 2002 due to higher rates and the culling of loss-prone business. As noted above, casualty results were adversely affected in both years by incurred losses related to asbestos and toxic waste claims.

         Workers’ compensation results were similarly profitable in 2002 and 2001 due in large part to our disciplined risk selection during the past several years.

         Property and marine results were highly profitable in the first nine months of 2002 compared with highly unprofitable results in the first nine months of 2001. Results in 2002 benefited from improved pricing, higher deductibles and tighter terms and conditions. Results in 2001 were adversely affected by a number of severe losses in the first half of the year, both in the United States and overseas. Results in the third quarter of 2002 were profitable compared with unprofitable results in the same period in 2001 despite substantially higher catastrophe losses. Catastrophe losses represented 6.6 percentage points of the loss ratio for this class in the first nine months of 2002 and 14.8 percentage points in the third quarter compared with 7.3 percentage points and 3.2 percentage points, respectively, in 2001.

          Specialty Insurance

         Premiums from specialty insurance, which represent 36% of our total writings, increased by 29% in the first nine months of 2002 and 34% in the third quarter compared with the same periods in 2001. Our strategy of working closely with our customers and our ability to differentiate our products continue to enable us to renew a considerable percentage of our executive protection and financial institutions business. The growth in executive protection and the professional liability component of our financial institutions business was primarily attributable to higher rates. In response to claim severity trends, we initiated a program in the second half of 2001 to increase pricing and improve policy terms and to not renew business that no longer met our underwriting criteria. We have implemented better terms and conditions, including lower policy limits and higher deductibles. Most of our new business is coming from the small to mid-size market. In the standard commercial component of our financial institutions business, rates were higher as well. Growth of this business was somewhat restrained by our management of terrorism exposure concentrations and higher reinsurance costs.

         Growth in our other specialty insurance business was primarily from Chubb Re, our reinsurance business that began operations in 1999. Premiums produced by Chubb Re amounted to $298 million in the first nine months of 2002 compared with $148 million in the same period in 2001.

         Our specialty insurance business produced near breakeven underwriting results in the first nine months of 2002 compared with profitable results in 2001. The results in the third quarter of 2002 were unprofitable compared with profitable results in the same period in 2001. The combined loss and expense ratio was 100.9% for the first nine months of 2002 and 106.1% for the third quarter compared with 94.8% and 97.2%, respectively, in 2001.

         Executive protection results were unprofitable in 2002, particularly in the third quarter, compared with profitable results in 2001, due to deteriorating claim trends in directors and officers liability and errors and omissions liability in the United States and Europe in the most recent accident years. Results in Europe were particularly unprofitable due to adverse trends in loss severity caused by an increase in litigation, often involving European companies being sued in U.S. courts for securities fraud.

         Results in our financial institutions business were unprofitable in 2002, particularly in the third quarter, compared with profitable results in 2001. The fidelity component of this business was highly profitable in the first nine months of both years due to favorable loss experience. Results for the professional liability component were highly unprofitable in 2002 compared with breakeven results in 2001. The deterioration was due to the same claim trends in the United States and Europe experienced in our executive protection business. The standard commercial business written on financial institutions was profitable in the first nine months of both years but more so in 2002. The improvement was due in large part to the rate increases and more stringent risk selection in recent years.

         Results in our other specialty classes were more profitable in 2002 compared with results in 2001. The improvement was primarily in our surety and accident businesses, both in the United States and overseas.

         As a result of disarray in the surety reinsurance market caused in part by the bankruptcy of Enron Corp., the availability of surety reinsurance in the near term has been significantly reduced. As a result, our future surety results could be more volatile.

         We have in force several gas forward purchase surety bonds similar to those we issued to Enron. The total amount of bonds with one principal, Aquila, Inc., is $550 million. The combined amount of all other gas forward purchase surety bonds is approximately $250 million. Our obligation to pay under these surety bonds may be triggered in the event of a bankruptcy filing with respect to the principal as well as by its failure to supply gas under forward purchase gas contracts. Certain of these principals, including Aquila, have experienced rating downgrades. However, all of the principals under these surety bonds continue to perform at this time.

          Loss Reserves

         Loss reserves at September 30, 2002 and December 31, 2001 included significant amounts related to the September 11 attack, to our surety exposure arising from the bankruptcy of Enron Corp. and to asbestos and toxic waste claims. The components of loss reserves were as follows:

	September 30,	December 31,
	2002	2001

	(in millions)
Gross loss reserves
Total, per balance sheet	$16,753	$15,515

Less:

Related to September 11 attack	2,470	2,775

Related to Enron surety exposure	205	333

Related to asbestos and toxic waste	1,158	423

Total, as adjusted	$12,920	$11,984

Reinsurance recoverable
Total, per balance sheet	$4,509	$4,505

Less:

Related to September 11 attack	1,972	2,239

Related to Enron surety exposure	12	121

Related to asbestos and toxic waste	128	11

Total, as adjusted	$2,397	$2,134

Net loss reserves

Total	$12,244	$11,010

Total, as adjusted	10,523	9,850

         The loss reserves related to the September 11 attack, the Enron surety losses, and asbestos and toxic waste are significant components of our total loss reserves, but they distort the growth trend in our loss reserves. Adjusted to exclude such loss reserves, our loss reserves, net of reinsurance recoverable, increased by $673 million during the first nine months of 2002. Loss reserves for personal insurance and specialty insurance increased significantly during the period. Loss reserves for commercial insurance were virtually flat, reflecting the significant exposure reductions of the past several years and the improved accident year results due to more stringent risk selection.

         The process of establishing loss reserves is complex and imprecise as it reflects significant judgmental factors. This is true because claim settlements to be made in the future will be impacted by changing rates of inflation and other economic conditions, changing legislative, judicial and social environments and any changes in our claim handling procedures.

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

         The uncertainties relating to asbestos and toxic waste claims on insurance policies written many years ago are exacerbated by inconsistent court decisions and judicial and legislative interpretations of coverage that in some cases have tended to erode the clear and express intent of such policies and in others have expanded theories of liability. The insurance industry as a whole is engaged in extensive litigation over these coverage and liability issues and is thus confronted with a continuing uncertainty in its efforts to quantify these exposures.

         Asbestos remains the most significant and difficult mass tort for the insurance industry in terms of claims volume and dollar exposure. The continued flow of claims has pushed about a dozen manufacturers and users of asbestos products into bankruptcy since 2000. To date, approximately 60 companies have filed for bankruptcy as a result of asbestos liability. In part as a result of these bankruptcies, the volume and value of claims against viable asbestos defendants continue to increase.

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

         Asbestos claims initially focused on the major manufacturers, distributors or installers of asbestos products under the products liability section of primary general liability policies as well as under excess liability policies, both of which typically had aggregate limits that capped an insurer’s liability. A growing number of asbestos claims by insureds are being presented as “non-products” claims, such as those by installers of asbestos products and by property owners who allegedly had asbestos on their property, under the premises or operations section of primary general liability policies. Unlike products exposures, these non-products exposures typically had no aggregate limits, creating potentially greater exposure. Further, in an effort to seek additional insurance coverage, some insureds that have substantially eroded their products coverage are presenting new asbestos claims as non-products premises or operations claims or attempting to reclassify old products claims. The extent to which insureds will be liable under such theories and successful in obtaining coverage on this basis is uncertain.

         The expanded focus of asbestos litigation beyond asbestos manufacturers and distributors to installers and premises owners has created in some instances conflicts among insureds, primary insurers and excess insurers, mainly involving questions regarding allocation of indemnity and expense costs and exhaustion of policy limits. These issues are generating costly coverage litigation with the potential for inconsistent results.

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

         In the second quarter of this year, a large settlement of asbestos-related coverage litigation was announced, subject to a number of contingencies. The proposed settlement involved a Chubb insured, but did not have a significant impact on our second quarter earnings because our contribution had already been largely reserved. However, the settlement did represent further evidence of the growing exposure of the insurance industry to asbestos-related litigation based on theories of coverage other than liability for products.

         In the third quarter, our actuaries and outside actuarial consultants commenced their periodic ground-up exposure based analysis of our asbestos related liabilities. As part of this analysis, they considered the significant increase in the number of peripheral defendants in recent years; the increase in the volume of claims and size of awards, particularly for plaintiffs who claim exposure but who have no symptoms of asbestos related disease; and the increase in claims filed under the non-aggregate premises or operations section of general liability policies. Upon completion of the analysis and assessment of the results, we increased our loss reserves by $625 million.

         Toxic waste losses, on the other hand, appear to be developing as expected due to relatively stable claim trends. In many cases, claims are being settled for less than initially anticipated due to various factors, including more efficient site remediation efforts and increasing success with policy buy backs.

         Based on current information, we believe that the aggregate loss reserves of the property and casualty subsidiaries at September 30, 2002 were adequate to cover claims for losses that had occurred, including both those known to us and those yet to be reported. In establishing such reserves, we consider facts currently known and the present state of the law and coverage litigation. However, given the expansion of coverage and liability by the courts and the legislatures in the past and the possibilities of similar interpretations in the future, particularly as they relate to asbestos claims and, to a lesser extent, toxic waste claims, additional increases in loss reserves may emerge in future periods. Any such increases would have an adverse effect on future operating results. However, we do not expect that any such increases would have a material adverse effect on the Corporation’s financial condition or liquidity.

           Investments

         Investment income after taxes increased by 1.2% in the first nine months of 2002 and 1.5% in the third quarter compared with the same periods in 2001. Invested assets increased significantly since the third quarter of 2001 due to substantial cash flow from operating activities over the period as well as capital contributed to the property and casualty subsidiaries by the Corporation in the fourth quarter of 2001. Growth in investment income in 2002 was hindered, however, by lower available reinvestment rates on fixed maturities that matured over the past year. The effective tax rate on investment income increased to 18.1% in the first nine months of 2002 from 16.9% in the comparable period in 2001 due to holding a smaller proportion of our investment portfolio in tax-exempt securities.

         During the first nine months of 2002, new cash available for investment was invested in taxable bonds.

         The property and casualty subsidiaries maintain sufficient investments in highly liquid, short term and other marketable securities to provide for immediate cash needs.

Chubb Financial Solutions (CFS)

         Since its inception in 2000, CFS’s non-insurance operations have been primarily in the credit derivatives business, principally as a counterparty in portfolio credit default swap contracts. The Corporation guarantees all of these obligations. The non-insurance business of CFS produced a loss before taxes of $55.9 million in the first nine months of 2002 and $40.4 million in the third quarter compared with income of $5.3 million and $1.1 million in the same periods in 2001.

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

         Credit default swaps are derivatives and are carried at estimated fair value in the financial statements. Changes in fair value are included in income in the period of the change. Thus, CFS’s results are subject to volatility from period to period. Valuation models are used to estimate the fair value of our obligation in each credit default swap. Such valuations require considerable judgment and are subject to significant uncertainty. We believe that fair value is a good measure of changes in underlying risk exposures and a reasonable representation of the cost to exit our positions. However, short term fluctuations in the fair value of our future obligations may have little correlation to the ultimate profitability of this business.

         The loss in the first nine months and third quarter of 2002 was mostly due to an adverse movement in the mark-to-market adjustment. The primary factor contributing to the increase in the fair value of our obligations related to the credit default swaps was a substantial widening of market credit spreads. Other factors were a decrease in interest rates during the period and, for certain credit default swaps, erosion in the risk layers that are subordinate to the CFS risk layer due to actual losses in such subordinate layers.

         At September 30, 2002, CFS’s aggregate exposure or retained risk, referred to as notional amounts, from its open credit default swaps was approximately $21.4 billion. The notional amounts are used to express the extent of involvement in swap transactions. The notional amounts are not a quantification of market risk or credit risk and are not recorded on the balance sheet. These amounts are used to calculate the exchange of contractual cash flows and are not necessarily representative of the potential for gain or loss.

         Our realistic loss exposure is a very small portion of the $21.4 billion notional amount because our position is senior to subordinated interests of $2.9 billion in the aggregate. Of the $2.9 billion of subordination, there were only $79 million of defaults through September 30, 2002, none of which has pierced the subordination limits of any of our contracts. In addition, the underlying portfolio of credits is highly diversified with 96% of the credits being investment grade companies or transactions. The fair value of future obligations under CFS’s credit derivatives business was $123 million at September 30, 2002 compared with $48 million at December 31, 2001, which amounts are included in accrued expenses and other liabilities.

         In addition to the credit derivatives business, CFS also engages in other types of non-insurance transactions, such as equity derivatives, residual value guarantees and contingent capital facilities. In the event of extreme circumstances, certain of these contracts are of a magnitude that could produce losses that would have a material adverse effect on future operating results. However, we do not expect that any such losses would have a material adverse effect on the Corporation’s financial condition or liquidity.

Corporate and Other

         Corporate and other includes investment income earned on corporate invested assets, interest expense and other expenses not allocated to the operating subsidiaries, and the results of our real estate and other non-insurance subsidiaries. Corporate and other produced a loss before taxes of $55.4 million in the first nine months of 2002 compared with a loss of $11.6 million in the first nine months of 2001. The higher loss in 2002 was due to higher interest expense and lower investment income. The higher interest expense in 2002 was due to the issuance of debt in the fourth quarter of 2001. The lower investment income in 2002 was due to the decrease in corporate invested assets resulting from the capital contributions to the property and casualty subsidiaries in the fourth quarter of 2001.

  Real Estate

         Real estate operations resulted in a loss before taxes of $4.8 million in the first nine months of 2002 compared with a loss of $2.6 million in the same period 2001, which amounts are included in the corporate and other results.

         We own approximately $300 million of land that we expect will be developed in the future. In addition, we own approximately $180 million of commercial properties and land parcels under lease. We are continuing to explore the sale of certain of our remaining properties.

         Loans receivable, which amounted to $87 million at September 30, 2002, are primarily purchase money mortgages. Such loans, which were issued in connection with our joint venture activities and other property sales, are generally collateralized by buildings and, in some cases, land. We continually evaluate the ultimate collectibility of such loans and establish appropriate reserves.

         The recoverability of the carrying value of our real estate assets is assessed based on our ability to fully recover costs through a future revenue stream. The assumptions used reflect future improvement in demand for office space, an increase in rental rates and the ability and intent to obtain financing in order to hold and develop such remaining properties and protect our interests over the long term. We believe that we have made adequate provisions for impairment of real estate assets. However, if the assets are not sold or developed or if leased properties do not perform as presently contemplated, it is possible that additional impairment losses may be recognized.

Investment Gains and Losses

         Net realized investment gains before taxes were $75.5 million in the first nine months of 2002 compared with net gains of $12.8 million for the same period in 2001. Decisions to sell securities are governed principally by considerations of investment opportunities and tax consequences. As a result, realized investment gains and losses on the sale of investments may vary significantly from period to period. If a decline in the fair value of an individual security is deemed to be other than temporary, the difference between cost and estimated fair value is charged to income as a realized investment loss. In the first nine months of 2002 and 2001, net realized investment gains reflected writedowns of $43.3 million and $45.9 million, respectively, due to the recognition of other than temporary impairment on certain securities.

Income Taxes

         At September 30, 2002 and December 31, 2001, we recorded a deferred income tax asset of $115 million and $90 million, respectively, related to the expected future U.S. tax benefit of losses and foreign taxes incurred by Chubb Insurance Company of Europe (Chubb Europe). The losses in Chubb Europe were the result of underwriting losses in the last three years due to inadequate prices and adverse claim trends, particularly for directors and officers liability and errors and omissions liability coverages.

         Although realization is not assured, in management’s judgment, it is more likely than not that Chubb Europe will generate sufficient taxable income to realize the future tax benefit of the losses and foreign taxes. Accordingly, we have not recorded a valuation allowance against the deferred income tax asset. Management’s judgment is based on its assessment of business plans and related projections of future taxable income that reflect assumptions about increased premium volume, higher rates and improved policy terms as well as available tax planning strategies. If our estimates of future taxable income in Chubb Europe were revised, and it was no longer more likely than not that the future tax benefits would be realized, we would need to provide a valuation allowance against some or all of the above deferred income tax asset. The effect on the Corporation’s results of operations could be significant.

Capital Resources

         In July 1998, the Board of Directors authorized the repurchase of up to 12,500,000 shares of the Corporation’s common stock. In June 2001, the Board of Directors authorized the repurchase of up to an additional 16,000,000 shares. The 1998 authorization has no expiration while the 2001 authorization will expire on June 30, 2003. In the first nine months of 2002, the Corporation purchased 1,500,000 shares in open-market transactions at a cost of $99.4 million. As of September 30, 2002, 3,287,100 shares remained under the 1998 share repurchase authorization and 8,866,300 shares remained under the 2001 authorization.

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

         Management continuously monitors the amount of capital resources that the Corporation maintains both for itself and its operating subsidiaries. In connection with our long-term capital strategy and the capital needs resulting from the $625 million asbestos charge, the Corporation plans to contribute capital to its property and casualty subsidiaries. In addition, the Corporation has communicated to Standard & Poor’s Ratings Services (S&P) its intention to seek to improve over time its property-casualty capital adequacy as measured by S&P’s capital adequacy model to a level commensurate with its S&P ratings. As a result of its S&P capital adequacy or any other future rating issues or in the event the Corporation were to need additional capital to make strategic investments in light of market opportunities, the Corporation may take a variety of actions, which could include the issuance of debt and/or equity securities.

Change in Accounting Principles

         Effective January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is no longer amortized. SFAS No. 142 may not be applied retroactively to financial statements of prior periods. The elimination of goodwill amortization resulted in an increase in net income of $15 million in the first nine months of 2002 and $5 million in the third quarter compared with the same periods in 2001. The goodwill amortization in 2001 was included in property and casualty other charges. The adoption of SFAS No. 142 is discussed further in Note 2 of the Notes to Consolidated Financial Statements included in Item 1 of this report.

Item 4 — Controls and Procedures

         As of a date within 90 days of the filing date of this quarterly report, an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures was performed under the supervision and with the participation of the Corporation’s management, including the chief executive officer and chief financial officer. Based on that evaluation, the Corporation’s management, including the chief executive officer and chief financial officer, concluded that the Corporation’s disclosure controls and procedures were effective as of the evaluation date.

         Subsequent to the evaluation date, there have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls.

Part II. Other Information

Item 5 — Other Information

         During the quarterly period covered by this filing, the Audit Committee of the Board of Directors approved new or recurring engagements of Ernst & Young LLP, our independent auditors, for its auditing services (including providing comfort letters in connection with securities underwritings and statutory audits required for the Corporation’s insurance subsidiaries) and for the following non-audit services: (1) tax compliance assistance, (2) tax consultation, (3) expatriate services, consisting of tax support and compensation and administrative services, (4) residual actuarial services in Europe, which relate to an Appointed Actuary report issued for 2002, (5) ongoing forensic accounting and expert services rendered and to be rendered in connection with a lawsuit filed in 2000 by the Corporation’s subsidiary, Federal Insurance Company, against an agent for failure to pay premiums, and (6) 2002 payroll and accounting services outside of the United States.

Item 6 — Exhibits and Reports on Form 8-K

A. Exhibits

         Exhibit 10 — Material Contracts

•	Retirement Agreement between The Chubb Corporation and Dean R. O’Hare dated September 18, 2002, filed herewith

B. Reports on Form 8-K

The Registrant filed a current report on Form 8-K dated August 13, 2002 with respect to statements under oath and certifications of its Chief Executive Officer and Chief Financial Officer regarding Exchange Act filings.

The Registrant filed a current report on Form 8-K dated November 3, 2002 with respect to the announcement that, effective December 1, 2002, the Registrant has hired a new Chief Executive Officer, named a non-executive Chairman of the Board and appointed three senior executives as Vice Chairmen.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, The Chubb Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHUBB CORPORATION (Registrant)

By:	/s/ Henry B. Schram

Henry B. Schram

Senior Vice President and

Chief Accounting Officer

Date: November 14, 2002

CERTIFICATIONS

I, Dean R. O’Hare, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of The Chubb Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Dean R. O’Hare

Dean R. O’Hare

Chairman and Chief Executive Officer

I, Michael O’Reilly, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of The Chubb Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Michael O’Reilly
Michael O’Reilly
Executive Vice President and
Chief Financial Officer