Form 10-K
period 2002-12-31
CHUBB CORP
filed 2003-03-11
CIK 20171

As filed with the Securities and Exchange Commission on March 11, 2003

UNITED   STATES   SECURITIES   AND   EXCHANGE   COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File No. 1-8661

The Chubb Corporation

(Exact name of registrant as specified in its charter)

New Jersey	13-2595722
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 Mountain View Road, P.O. Box 1615
Warren, New Jersey	07061-1615
(Address of principal executive offices)	(Zip Code)

(908) 903-2000

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $1 per share	New York Stock Exchange
Series B Participating Cumulative
Preferred Stock Purchase Rights	New York Stock Exchange
Common Stock Purchase Warrants[1]	New York Stock Exchange
4% Senior Notes Due 2007[1]	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

1 Offered together in the form of 7% Equity Units.

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ✓No.  .

      The aggregate market value of voting stock held by non-affiliates of the registrant was $12,121,280,512 as of June 30, 2002, computed on the basis of the closing sales price of common stock on that date.

171,217,974
Number of shares of common stock outstanding as of January 31, 2003

Documents Incorporated by Reference

      Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders on April 29, 2003 are incorporated by reference in Part III of this Form 10-K.

PART I.

Item 1.  Business

General

      The Chubb Corporation (the Corporation) was incorporated as a business corporation under the laws of the State of New Jersey in June 1967. The Corporation is a holding company for a family of property and casualty insurance companies known informally as the Chubb Group of Insurance Companies (the Group). Since 1882, the Group has provided property and casualty insurance to businesses and individuals around the world. According to A.M. Best, the Group is the 13th largest U.S. property and casualty insurance group based on 2001 net written premiums.

      In 2000, the Corporation organized Chubb Financial Solutions to develop and provide customized risk-financing services through both the capital and insurance markets.

      At December 31, 2002, the Corporation had total assets of $34.1 billion and shareholders’ equity of $6.9 billion. Revenues, income before income tax and assets for each operating segment for the three years ended December 31, 2002 are included in Note (19) of the Notes to Consolidated Financial Statements. The Corporation and its subsidiaries employed approximately 13,300 persons worldwide on December 31, 2002.

      The Corporation’s principal executive offices are located at 15 Mountain View Road, Warren, New Jersey 07061-1615, and our telephone number is (908) 903-2000.

      The Corporation’s internet address is www.chubb.com. The Corporation’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge on this website as soon as reasonably practicable after they have been electronically filed with or furnished to the Securities and Exchange Commission.

Property and Casualty Insurance

      The Group is divided into three strategic business units. Chubb Commercial Insurance offers a full range of commercial customer insurance products, including coverage for multiple peril, casualty, workers’ compensation and property and marine. Chubb Commercial Insurance is known for writing niche business, where our expertise can add value for our agents, brokers and policyholders. Chubb Specialty Insurance offers a wide variety of specialized executive protection and professional liability products for privately and publicly owned companies, financial institutions, professional firms and healthcare organizations. Chubb Personal Insurance offers products for individuals with fine homes and possessions who require more coverage choices and higher limits than standard insurance policies.

      The Group provides insurance coverages principally in the United States, Canada, Europe, Australia, and part of Latin America and the Far East. Revenues of the Group by geographic area for the three years ended December 31, 2002 are included in Note (19) of the Notes to Consolidated Financial Statements.

      The principal members of the Group are Federal Insurance Company (Federal), Pacific Indemnity Company (Pacific Indemnity), Vigilant Insurance Company (Vigilant), Great Northern Insurance Company (Great Northern), Chubb Custom Insurance Company (Chubb Custom), Chubb National Insurance Company (Chubb National), Chubb Indemnity Insurance Company (Chubb Indemnity), Chubb Insurance Company of New Jersey (Chubb New Jersey), Texas Pacific Indemnity Company, Northwestern Pacific Indemnity Company, Executive Risk Indemnity Inc. (Executive Risk Indemnity), Executive Risk Specialty Insurance Company (Executive Risk Specialty) and Quadrant Indemnity Company (Quadrant) in the United States, as well as Chubb Atlantic Indemnity Ltd. (a Bermuda company), Chubb Insurance Company of Canada, Chubb Insurance Company of Europe, S.A., Chubb Insurance Company of Australia Limited, Chubb Argentina de Seguros, S.A. and Chubb do Brasil Companhia de Seguros.

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

  Premiums Written

      A summary of the Group’s premiums written during the past three years is shown in the following table:

	Direct	Reinsurance	Reinsurance	Net
	Premiums	Premiums	Premiums	Premiums
Year	Written	Assumed(a)	Ceded(a)	Written

	(in millions)
2000	$6,741.6	$384.4	$792.8	$6,333.2
2001	7,534.3	525.2	1,098.0	6,961.5
2002	9,799.3	835.9	1,587.9	9,047.3

      (a) Intercompany items eliminated.

      The net premiums written during the last three years for major classes of the Group’s business are included in the Property and Casualty Insurance — Underwriting Results section of the Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

      One or more members of the Group are licensed and transact business in each of the 50 states of the United States, the District of Columbia, Puerto Rico, the Virgin Islands, Canada, Europe, Australia, and parts of Latin America and the Far East. In 2002, approximately 83% of the Group’s direct business was produced in the United States, where the Group’s businesses enjoy broad geographic distribution with a particularly strong market presence in the Northeast. The four states accounting for the largest amounts of direct premiums written were New York with 12%, California with 10%, Texas with 6% and New Jersey with 5%. No other state accounted for 5% or more of such premiums. Approximately 9% of the Group’s direct premiums written was produced in Europe and 3% was produced in Canada.

  Underwriting Results

      A frequently used industry measurement of property and casualty insurance underwriting results is the combined loss and expense ratio. The Group uses the statutory definition of combined loss and expense ratio. This ratio is the sum of the ratio of incurred losses and related loss adjustment expenses to premiums earned (loss ratio) plus the ratio of underwriting expenses to premiums written (expense ratio) after reducing both premium amounts by dividends to policyholders. When the combined ratio is under 100%, underwriting results are generally considered profitable; when the combined ratio is over 100%, underwriting results are generally considered unprofitable. Investment income is not reflected in the combined ratio. The profitability of property and casualty insurance companies depends on income from both underwriting operations and investments.

      The net premiums and the loss, expense and combined loss and expense ratios of the Group for the last three years are shown in the following table:

	Net Premiums				Combined
	(in millions)				Loss and
			Loss	Expense	Expense
Year	Written	Earned	Ratios	Ratios	Ratios

2000	$6,333.2	$6,145.9	67.5%	32.9%	100.4%
2001	6,961.5	6,656.4	80.8	32.6	113.4
2002	9,047.3	8,085.3	75.4	31.3	106.7

Three years ended December 31, 2002	$22,342.0	$20,887.6	74.8	32.2	107.0

      The 2001 net premiums and ratios include the effect of estimated net claims and claim expenses of $665 million and net reinsurance reinstatement premium revenue of $30 million related to the September 11 attack in the United States. The 2001 ratios also include the effect of net surety bond losses of $220 million arising from the bankruptcy of Enron Corp. Excluding the effect of these two loss events, the loss ratio, the expense ratio and the combined loss and expense ratio were 67.7%, 32.8% and 100.5%, respectively, for the year 2001.

      The 2002 ratios include the effect of aggregate net losses of $700 million recognized in the third and fourth quarters related to asbestos and toxic waste claims (the “$700 million asbestos charge”) and a reduction in net surety losses of $88 million resulting from the settlement of litigation related to Enron. Excluding the effect of these two loss events, the loss ratio, the expense ratio and the combined loss and expense ratio were 67.8%, 31.3% and 99.1%, respectively, for the year 2002.

      Excluding the effects of the asbestos charge, the Enron surety losses and related settlement and the September 11 attack, the loss ratio, the expense ratio and the combined loss and expense ratio were 67.7%, 32.2% and 99.9%, respectively, for the three years ended December 31, 2002.

      The combined loss and expense ratios during the last three years for major classes of the Group’s business are included in the Property and Casualty Insurance — Underwriting Results section of MD&A.

      Another frequently used measurement in the property and casualty insurance industry is the ratio of statutory net premiums written to policyholders’ surplus. At December 31, 2002 and 2001, such ratio for the Group was 2.00 and 1.82, respectively.

  Producing and Servicing of Business

      In the United States and Canada, the Group is represented by approximately 5,000 independent agencies and accepts business on a regular basis from an estimated 1,000 insurance brokers. In most instances, these agencies and brokers also represent other companies that compete with the Group. The Group’s branch and service offices assist these agencies and brokers in producing and servicing the Group’s business. In addition to the administrative offices in Warren and Whitehouse Station, New Jersey, the Group has seven zone offices and branch and service offices throughout the United States and Canada.

      The Group’s overseas business is developed by its foreign agencies and brokers through local branch offices of the Group and by its United States and Canadian agencies and brokers. In conducting its overseas business, the Group reduces the risks relating to currency fluctuations by maintaining investments in those foreign currencies in which the Group transacts business. Such investments have characteristics similar to the liabilities in those currencies. The net asset or liability exposure to the various foreign currencies is regularly reviewed.

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

      For a further discussion of the cost and availability of reinsurance, including a discussion of the Terrorism Risk Insurance Act of 2002, see the Property and Casualty Insurance — Underwriting Results section of MD&A.

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

      The process of establishing the liability for unpaid claims and claim adjustment expenses is complex and imprecise as it is subject to variables that are influenced by significant judgmental factors. This is true because claim settlements to be made in the future will be impacted by changing rates of inflation, particularly medical cost inflation, and other economic conditions; changing legislative, judicial and social environments; and changes in the Group’s claim handling procedures.

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

      Additional information related to the Group’s estimates related to unpaid claims and claim adjustment expenses and the uncertainties in the estimation process is presented in the Property and Casualty Insurance — Loss Reserves section of MD&A.

      The Group continues to emphasize early and accurate reserving, inventory management of claims and suits, and control of the dollar value of settlements. The number of outstanding claims at year-end 2002 was approximately 4% lower than the number at year-end 2001. This compares with a 12% decrease in new arising claims during 2002. The reduction in outstanding claims was less than the decrease in new arisings due to several factors, including a shift in the mix of business toward those classes that generate less frequent, more severe claims that have a longer lag time.

      The significant uncertainties relating to asbestos and toxic waste claims on insurance policies written many years ago are discussed in the Property and Casualty Insurance — Loss Reserves section of MD&A.

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

      There were approximately 900 asbestos claims outstanding at December 31, 2002 compared with 1,000 asbestos claims outstanding at December 31, 2001 and 1,100 asbestos claims outstanding at December 31, 2000. In 2002, approximately 300 claims were opened and 400 claims were closed. In 2001, approximately 200 claims were opened and 300 claims were closed. In 2000, approximately 200 claims were opened and 700 claims were closed. Indemnity payments per claim have varied over time due primarily to variations in insureds, policy terms and types of claims. Management cannot predict whether indemnity payments per claim will increase, decrease or remain the same.

      There were approximately 600 toxic waste claims outstanding at December 31, 2002 compared with 650 toxic waste claims outstanding at December 31, 2001 and 2000. Approximately 250 claims were opened in 2002, 250 claims were opened in 2001 and 500 claims were opened in 2000. There were approximately 300 claims closed in 2002, 250 claims closed in 2001 and 450 claims closed in 2000. Because payments to date for toxic waste claims have varied from claim to claim, management cannot determine whether past claims experience will prove to be representative of future claims experience.

      A reconciliation of the beginning and ending liability for unpaid claims and claim adjustment expenses for the three years ended December 31, 2002 is included in Note (9) of the Notes to Consolidated Financial Statements.

      The table on page 8 presents the subsequent development of the estimated year-end liability for unpaid claims and claim adjustment expenses, net of reinsurance recoverable, for the ten years prior to 2002. The Corporation acquired Executive Risk Inc. in 1999. The amounts in the table for the years ended December 31, 1992 through 1998 do not include Executive Risk’s unpaid claims and claim adjustment expenses.

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

      The upper section of the table shows the reestimated amount of the previously recorded net liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims for each individual year. The increase or decrease is reflected in operating results in the year the estimate is changed. The “cumulative deficiency (redundancy)” as shown in the table represents the aggregate change in the reserve estimates from the original balance sheet dates through December 31, 2002. The amounts noted are cumulative in nature; that is, an increase in a loss estimate that related to a prior period occurrence generates a deficiency in each intermediate year. For example, a deficiency recognized in 2002 relating to losses incurred prior to December 31, 1992 would be included in the cumulative deficiency amount for each year in the period 1992 through 2001. Yet, the deficiency would be reflected in operating results only in 2002. The effect of changes in estimates of the liabilities for claims occurring in prior years on income before income taxes in each of the past three years is shown in Note (9) of the Notes to Consolidated Financial Statements.

      In each of the years 1992 through 2001, there was substantial unfavorable development related to asbestos and toxic waste claims. The cumulative net deficiencies experienced related to asbestos and toxic waste claims were the result of: (1) an increase in the actual number of claims filed; (2) an increase in the number of potential claims estimated; (3) an increase in the severity of actual and potential claims; (4) an increasingly adverse litigation environment; and (5) an increase in litigation costs associated with such claims. This unfavorable development was offset in varying degrees in the years 1992 through 2000 by favorable loss experience for certain executive protection coverages, particularly directors and officers liability and fiduciary liability, and commercial excess liability.

      Conditions and trends that have affected development of the liability for unpaid claims and claim adjustment expenses in the past will not necessarily recur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on the data in this table.

      The middle section of the table on page 8 shows the cumulative amount paid with respect to the reestimated liability as of the end of each succeeding year. For example, in the 1992 column, as of December 31, 2002 the Group had paid $4,748.4 million of the currently estimated $6,170.7 million of claims and claim adjustment expenses that were unpaid at the end of 1992; thus, an estimated $1,422.3 million of losses incurred through 1992 remain unpaid as of December 31, 2002, approximately 75% of which relates to asbestos and toxic waste claims.

      The lower section of the table on page 8 shows the gross liability, reinsurance recoverable and net liability recorded at each year-end beginning with 1992 and the reestimation of these amounts as of December 31, 2002.

      The liability for unpaid claims and claim adjustment expenses, net of reinsurance recoverable, reported in the accompanying consolidated financial statements prepared in accordance with generally accepted accounting principles (GAAP) comprises the liabilities of U.S. and foreign members of the Group as follows:

	December 31

	2002	2001

	(in millions)
U.S. subsidiaries	$11,093.3	$9,915.9
Foreign subsidiaries	1,548.3	1,093.8

	$12,641.6	$11,009.7

ANALYSIS OF CLAIM AND CLAIM ADJUSTMENT EXPENSE DEVELOPMENT

	December 31

Year Ended	1992	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002

	(in millions)
Net Liability for Unpaid Claims and Claim Adjustment Expenses	$5,267.6	$6,450.0	$6,932.9	$7,614.5	$7,755.9	$8,564.6	$9,049.9	$9,748.8	$10,051.3	$11,009.7	$12,641.6

Net Liability Reestimated as of:
One year later	5,932.4	6,420.3	6,897.1	7,571.7	7,690.6	8,346.2	8,854.8	9,518.8	9,855.8	11,799.4
Two years later	5,904.1	6,363.1	6,874.5	7,520.9	7,419.6	7,899.8	8,516.5	9,094.5	10,550.7
Three years later	5,843.5	6,380.4	6,829.8	7,256.8	6,986.2	7,564.8	8,058.0	9,652.9
Four years later	5,894.6	6,338.1	6,605.4	6,901.5	6,719.4	7,145.0	8,527.1
Five years later	5,863.3	6,150.1	6,352.2	6,692.1	6,409.4	7,570.7
Six years later	5,738.4	5,904.9	6,191.4	6,476.7	6,886.9
Seven years later	5,582.1	5,751.4	6,044.5	7,035.9
Eight years later	5,500.4	5,692.2	6,655.4
Nine years later	5,467.8	6,346.4
Ten years later	6,170.7

Total Cumulative Net Deficiency (Redundancy)	903.1	(103.6)	(277.5)	(578.6)	(869.0)	(993.9)	(522.8)	(95.9)	499.4	789.7

Cumulative Net Deficiency Related to Asbestos and Toxic Waste Claims (Included in Above Total)	2,296.2	1,520.5	1,405.3	1,223.5	1,072.8	947.6	879.8	833.0	802.0	741.1

Cumulative Amount of Net Liability Paid as of:
One year later	1,039.9	1,272.0	1,250.7	1,889.4	1,418.3	1,797.7	2,520.1	2,482.7	2,793.7	3,084.5
Two years later	1,858.5	1,985.7	2,550.7	2,678.2	2,488.2	3,444.2	3,707.8	4,079.3	4,668.7
Three years later	2,332.3	3,015.8	3,073.7	3,438.8	3,757.0	4,160.6	4,653.1	5,285.8
Four years later	3,181.4	3,264.5	3,589.8	4,457.6	4,194.8	4,710.9	5,351.1
Five years later	3,323.0	3,624.2	4,444.4	4,755.4	4,555.6	5,132.9
Six years later	3,603.5	4,367.9	4,683.3	5,010.6	4,857.2
Seven years later	4,307.7	4,545.5	4,896.6	5,251.0
Eight years later	4,468.3	4,738.2	5,068.1
Nine years later	4,627.5	4,883.6
Ten years later	4,748.4

Gross Liability, End of Year	$7,220.9	$8,235.4	$8,913.2	$9,588.2	$9,523.7	$9,772.5	$10,356.5	$11,434.7	$11,904.6	$15,514.9	$16,713.1
Reinsurance Recoverable, End of Year	1,953.3	1,785.4	1,980.3	1,973.7	1,767.8	1,207.9	1,306.6	1,685.9	1,853.3	4,505.2	4,071.5

Net Liability, End of Year	$5,267.6	$6,450.0	$6,932.9	$7,614.5	$7,755.9	$8,564.6	$9,049.9	$9,748.8	$10,051.3	$11,009.7	$12,641.6

Reestimated Gross Liability	$8,261.7	$8,398.0	$8,835.6	$9,101.5	$8,643.3	$8,782.6	$9,936.2	$11,747.9	$12,832.9	$16,919.0
Reestimated Reinsurance Recoverable	2,091.0	2,051.6	2,180.2	2,065.6	1,756.4	1,211.9	1,409.1	2,095.0	2,282.2	5,119.6

Reestimated Net Liability	$6,170.7	$6,346.4	$6,655.4	$7,035.9	$6,886.9	$7,570.7	$8,527.1	$9,652.9	$10,550.7	$11,799.4

Cumulative Gross Deficiency (Redundancy)	$1,040.8	$162.6	$(77.6)	$(486.7)	$(880.4)	$(989.9)	$(420.3)	$313.2	$928.3	$1,404.1

The amounts for the years 1992 through 1998 do not include Executive Risk’s unpaid claims and claim adjustment expenses. Executive Risk was acquired in 1999.

The cumulative deficiency for the year 1992 includes the effect of a $675 million increase in claims and claim adjustment expenses related to the settlement of asbestos related claims against Fibreboard Corporation.

The cumulative deficiencies for the years 1992 through 2001 include the effect of the $700 million asbestos charge recognized in 2002.

     Members of the Group are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). There is no difference between the liability for unpaid claims and expenses reported in the statutory basis financial statements of the U.S. members of the Group and such liability reported on a GAAP basis in the consolidated financial statements.

  Investments

      Investment decisions are centrally managed by investment professionals based on guidelines established by management and approved by the respective boards of directors for each member of the Group.

      Additional information about the investment portfolio of the Corporation and the Group as well as the Corporation’s approach to managing risks is presented in the Invested Assets and Market Risk of Financial Instruments — Investments sections of MD&A and Note (5) of the Notes to Consolidated Financial Statements.

      The investment results of the Group for each of the past three years are shown in the following table.

	Average		Percent Earned
	Invested	Investment
Year	Assets(a)	Income(b)	Before Tax	After Tax

	(in millions)
2000	$15,223.9	$879.2	5.78%	4.83%
2001	15,800.9	902.6	5.71	4.74
2002	17,665.9	929.4	5.26	4.31

(a)	Average of amounts for the years presented with fixed maturity securities at amortized cost and equity securities at market value.

(b)	Investment income after deduction of investment expenses, but before applicable income tax.

Chubb Financial Solutions

      Since its inception, CFS’s non-insurance business has been primarily structured credit derivatives, principally as a counterparty in portfolio credit default swap contracts. The Corporation guarantees all of these obligations. The insurance and reinsurance solutions that CFS develops to meet the risk management needs of its customers are written by members of the Group. Additional information related to CFS’s operations is presented in the Chubb Financial Solutions and Market Risk of Financial Instruments — Credit Derivatives sections of MD&A.

Real Estate

      Bellemead Development Corporation and its subsidiaries (Bellemead) are involved in commercial development activities primarily in New Jersey and residential development activities primarily in central Florida.

      Bellemead owns approximately $300 million of land, which is expected to be developed in the future, and approximately $180 million of commercial properties and land parcels under lease. Bellemead is continuing to explore the sale of certain of its remaining properties. Additional information related to the Corporation’s real estate operations is included in the Corporate and Other — Real Estate section of MD&A.

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

      The extent of insurance regulation on business outside the United States varies significantly among the countries in which the Group operates. Some countries have minimal regulatory requirements, while others regulate insurers extensively. Foreign insurers in many countries are subject to greater restrictions than domestic competitors. In certain countries, the Group has incorporated insurance subsidiaries locally to improve its position.

      The National Association of Insurance Commissioners has a risk-based capital requirement for property and casualty insurance companies. The risk-based capital formula is used by state regulatory authorities to identify insurance companies which may be undercapitalized and which merit further regulatory attention. The formula prescribes a series of risk measurements to determine a minimum capital amount for an insurance company, based on the profile of the individual company. The ratio of a company’s actual policyholders’ surplus to its minimum capital requirement will determine whether any state regulatory action is required. At December 31, 2002, each member of the Group had more than sufficient capital to meet the risk-based capital requirement.

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

      There are approximately 3,200 property and casualty insurance companies in the United States operating independently or in groups and no single company or group is dominant. The relatively large size and underwriting capacity of the Group provide opportunities not available to smaller companies.

      In all states, insurers authorized to transact certain classes of property and casualty insurance are required to become members of an insolvency fund. In the event of the insolvency of a licensed insurer writing a class of insurance covered by the fund in the state, members are assessed to pay certain claims against the insolvent insurer. Generally, fund assessments are proportionately based on the members’ written premiums for the classes of insurance written by the insolvent insurer. In certain states, a portion of these assessments is recovered through premium tax offsets and policyholder surcharges. In 2002, assessments to the members of the Group amounted to approximately $20 million. The amount of future assessments cannot be reasonably estimated.

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

      Although the federal government and its regulatory agencies generally do not directly regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways. Current and proposed federal measures which may significantly affect the insurance business include federal terrorism insurance, asbestos liability reform measures, tort reform, corporate governance including the expansion of the Securities and Exchange Commission’s oversight authority over public companies and public accounting firms, ergonomics, health care reform, including the containment of medical costs, medical malpractice reform and patients’ rights, privacy, e-commerce, international trade, federal regulation of insurance companies and the taxation of insurance companies.

      Insurance companies are also affected by a variety of state and federal legislative and regulatory measures as well as by decisions of their courts that define and extend the risks and benefits for which insurance is provided. These include redefinitions of risk exposure in areas such as water damage, including mold; products liability and commercial general liability; extension and protection of employee benefits, including workers’ compensation and disability benefits; and credit scoring.

      Legislative and judicial developments pertaining to asbestos and toxic waste exposures are discussed in the Property and Casualty Insurance — Loss Reserves section of MD&A.

Item 2.  Properties

      The executive offices of the Corporation are in Warren, New Jersey. The administrative offices of the Group are in Warren and Whitehouse Station, New Jersey. The Group maintains zone administrative and branch offices in major cities throughout the United States and also has offices in Canada, Europe, Australia, the Far East and Latin America. Office facilities are leased with the exception of buildings in Whitehouse Station and Branchburg, New Jersey and Simsbury, Connecticut. Management considers its office facilities suitable and adequate for the current level of operations.

Item 3.  Legal Proceedings

      As previously reported, a purported class action complaint was filed in the United States District Court for the District of New Jersey on August 31, 2000 by the California Public Employees’ Retirement System. The complaint alleges that the Corporation and one current officer, Henry B. Schram, and two former officers, Dean R. O’Hare and David B. Kelso, and Executive Risk Inc. and three of its former officers, Stephen J. Sills, Robert H. Kullas and Robert V. Deutsch, are liable for certain misrepresentations and omissions regarding, among other matters, disclosures made between April 27, 1999 and October 15, 1999 relating to the improved pricing in the Corporation’s standard commercial insurance business and relating to the offer of the Corporation’s securities to, and solicitation of votes from, the former shareholders of Executive Risk Inc. in connection with the Corporation’s acquisition of Executive Risk Inc. The complaint seeks unspecified damages, a recission of the sale of Executive Risk Inc. to the Corporation or a new vote on the merger, and such other relief as the court may deem proper. On June 26, 2002, the United States District Court for the District of New Jersey entered an order dismissing in its entirety the previously reported purported class action complaint originally filed on August 31, 2000, as amended on September 4, 2001, and granting plaintiffs the right to file a Second Amended Complaint. On August 9, 2002, plaintiffs filed a Second Amended Complaint based on substantially the same allegations as previously reported. The Corporation is defending the action vigorously.

      Also, the Corporation and its Directors, as previously reported, have been named as defendants in a purported shareholder derivative action, which was filed on October 18, 2001 in the United States District Court for the District of New Jersey. The derivative action alleges that the Directors breached their fiduciary duties, engaged in gross mismanagement, and failed properly to exercise control over the dissemination of information regarding the Corporation’s operations and performance, which allegations are based on substantially the same allegations made in the complaint by the California Public Employees’ Retirement System, described above. The complaint seeks unspecified damages on behalf of the Corporation. The parties to the derivative action have entered into a stipulation, entered as an order by the Court on September 13, 2002, extending defendants’ time to answer, move against or otherwise respond to the complaint filed in the derivative action until after the Court decides the currently pending motion to dismiss the Second Amended Complaint filed by the California Public Employees’ Retirement System.

      As previously reported, on December 11, 2001, JPMorgan Chase Bank (JPM), for and on behalf of Mahonia Limited and Mahonia Natural Gas Limited, commenced legal proceedings against Federal and certain other non-affiliated surety bond issuers in the Supreme Court of the State of New York, which action was subsequently removed to the United States District Court for the Southern District of New York (Mahonia Action). The Mahonia Action sought payment from the surety bond issuers, severally and not jointly, under bonds issued for two subsidiaries of Enron Corporation, as principal, and Mahonia Limited and Mahonia Natural Gas Limited, as obligees. The plaintiffs sought payment of approximately $184 million from Federal under two surety bonds under which Mahonia Limited is obligee. Federal filed its answer and counterclaim asserting, among other things, that the surety bonds were issued based upon material misrepresentations and fraud in the inducement on the part of JPM and Mahonia Limited, which were relied upon by Federal to its detriment. On January 2, 2003, the Corporation announced that Federal settled this matter for $95.8 million.

      Beginning in December, 2002, Chubb Indemnity was served with a number of complaints related to a series of actions commenced by various plaintiffs against Chubb Indemnity and other non-affiliated insurers in the District Courts of Nueces and Bexar Counties in Texas. The plaintiffs generally allege that Chubb Indemnity and the other defendants breached duties to asbestos product end-users and conspired to conceal risks associated with asbestos exposure. The plaintiffs seek to impose liability on insurers directly. The plaintiffs seek unspecified monetary damages and punitive damages. To date, discovery has not taken place nor has an answer yet been required to be filed. Chubb Indemnity intends to defend these actions vigorously.

      The Corporation and its subsidiaries are also defendants in various lawsuits arising out of their businesses. It is the opinion of management that the final outcome of these matters will not materially affect the consolidated financial position of the registrant.

      Information regarding certain litigation to which property and casualty insurance subsidiaries of the Corporation are a party is included in the Property and Casualty Insurance — Loss Reserves section of MD&A.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the shareholders during the last quarter of the year ended December 31, 2002.

Executive Officers of the Registrant

		Year of
	Age(a)	Election(b)

John D. Finnegan, President and Chief Executive Officer of the Corporation	54	2002
Joanne L. Bober, Senior Vice President and General Counsel of the Corporation	50	1999
John J. Degnan, Vice Chairman of the Corporation	58	1994
Ralph E. Jones, III, Executive Vice President of Chubb & Son, a division of Federal	47	1999
Paul J. Krump, Executive Vice President of Chubb & Son, a division of Federal	43	2001
Michael J. Marchio, Executive Vice President of Chubb & Son, a division of Federal	55	2002
Andrew A. McElwee, Jr., Executive Vice President of Chubb & Son, a division of Federal	48	1997
Thomas F. Motamed, Vice Chairman of the Corporation	54	1997
Michael O’Reilly, Vice Chairman of the Corporation	59	1976
Henry B. Schram, Senior Vice President of the Corporation	56	1985

      (a) Ages listed above are as of April 29, 2003.

      (b) Date indicates year first elected or designated as an executive officer.

      All of the foregoing officers serve at the pleasure of the Board of Directors of the Corporation or listed subsidiary and have been employees of the Corporation or a subsidiary of the Corporation for more than five years except for Mr. Finnegan, Ms. Bober and Mr. Jones.

      Before joining the Corporation in 2002, Mr. Finnegan was Executive Vice President of General Motors Corporation and Chairman, President and Chief Executive Officer of General Motors Acceptance Corporation (GMAC). Previously, he had also served as President, Vice President and Group Executive of GMAC.

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

PART II.

Item 5.  Market for the Registrant’s Common Stock and Related Security Holder Matters

      The common stock of the Corporation is listed and principally traded on the New York Stock Exchange (NYSE) under the trading symbol “CB”. The following are the high and low closing sale prices as reported on the NYSE Composite Tape and the quarterly dividends declared per share for each quarter of 2002 and 2001.

	2002

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Common stock prices
High	$75.32	$78.20	$70.51	$62.23
Low	65.20	69.35	53.91	52.20
Dividends declared	.35	.35	.35	.35

	2001

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Common stock prices
High	$83.44	$79.00	$76.89	$77.66
Low	65.27	64.32	58.59	66.02
Dividends declared	.34	.34	.34	.34

      At January 31, 2003, there were approximately 6,100 common shareholders of record.

      The declaration and payment of future dividends to the Corporation’s shareholders will be at the discretion of the Corporation’s Board of Directors and will depend upon many factors, including the Corporation’s operating results, financial condition and capital requirements, and the impact of regulatory constraints discussed in Note (20)(f) of the Notes to Consolidated Financial Statements.

Item 6.  Selected Financial Data

	2002		2001		2000	1999
							1998

	(in millions except for per share amounts)
FOR THE YEAR
Revenues
Property and Casualty Insurance
Premiums Earned	$8,085.3		$6,656.4		$6,145.9	$5,652.0	$5,303.8
Investment Income	952.2		914.7		890.8	832.6	760.0
Corporate and Other	68.9		182.1		163.3	157.6	144.1
Realized Investment Gains	33.9		.8		51.5	87.4	141.9

Total Revenues	$9,140.3		$7,754.0		$7,251.5	$6,729.6	$6,349.8

Income
Property and Casualty Insurance
Underwriting Loss	$(625.9	)(b)	$(903.5	)(c)	$(23.6)	$(178.8)	$(6.6)
Investment Income	929.4		902.6		879.2	821.0	748.9
Other Charges	(25.3)		(52.3	)(c)	(52.2)	(16.0)	(57.4	)(d)

Property and Casualty Insurance Income (Loss)	278.2		(53.2)		803.4	626.2	684.9
Chubb Financial Solutions Non-Insurance Business	(69.8)		9.2		2.8	—	—
Corporate and Other	(73.9)		(22.8)		(6.7)	(3.5)	22.9

Operating Income (Loss) Before Income Tax	134.5		(66.8)		799.5	622.7	707.8
Federal and Foreign Income Tax (Credit)	(66.4)		(177.8)		118.4	57.4	93.0

Operating Income (a)	200.9		111.0		681.1	565.3	614.8
Realized Investment Gains After Income Tax	22.0		.5		33.5	55.8	92.2

Net Income	$222.9		$111.5		$714.6	$621.1	$707.0

Per Share
Net Income	$1.29	(b)	$.63	(c)	$4.01	$3.66	$4.19	(d)
Dividends Declared on Common Stock	1.40		1.36		1.32	1.28	1.24
AT DECEMBER 31
Total Assets	$34,114.4		$29,449.0		$25,026.7	$23,537.0	$20,746.0
Long Term Debt	1,959.1		1,351.0		753.8	759.2	607.5
Total Shareholders’ Equity	6,859.2		6,525.3		6,981.7	6,271.8	5,644.1
Book Value Per Share	40.06		38.37		39.91	35.74	34.78

(a)	Operating income, a non-GAAP financial measure, is net income excluding after-tax realized investment gains and losses. Operating income should only be analyzed in conjunction with, and not in lieu of, net income.

(b)	Underwriting income has been reduced by aggregate net losses of $700.0 million ($455.0 million after-tax or $2.63 per share) recognized in the third and fourth quarters related to asbestos and toxic waste claims. Underwriting income has been increased by a reduction in net surety bond losses of $88.0 million ($57.2 million after-tax or $0.33 per share) resulting from the settlement of litigation related to Enron Corp.

(c)	Underwriting income has been reduced by net costs of $635.0 million and other charges includes costs of $10.0 million (in the aggregate, $420.0 million after-tax or $2.39 per share) related to the September 11 attack. Underwriting income also has been reduced by net surety bond losses of $220.0 million ($143.0 million after-tax or $0.81 per share) related to the bankruptcy of Enron Corp.

(d)	Property and casualty insurance other charges includes a restructuring charge of $40.0 million ($26.0 million after-tax or $0.15 per share).

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Management’s discussion and analysis of financial condition and results of operations addresses the financial condition of the Corporation and its subsidiaries as of December 31, 2002 compared with December 31, 2001 and the Corporation’s results of operations for each of the three years in the period ended December 31, 2002. This discussion should be read in conjunction with the consolidated financial statements and related notes beginning on page F-1.

Cautionary Statement Regarding Forward-Looking Information

      Certain statements in this document may be considered to be “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995, such as statements that include words or phrases as “will result”, “is expected to”, “will continue”, “is anticipated”, or similar expressions. Such statements are subject to certain risks, uncertainties and assumptions about our business. The factors which could cause actual results to differ materially from those suggested by any such statements include but are not limited to those discussed or identified from time to time in the Corporation’s public filings with the Securities and Exchange Commission and specifically to risks or uncertainties associated with:

•	the availability of primary and reinsurance coverage;

•	global political conditions and the occurrence of any terrorist attacks, including any nuclear, biological or chemical events;

•	the outbreak of war;

•	premium price increases and profitability or growth estimates overall or by lines of business, or geographic area, and related expectations with respect to the timing and terms of any required regulatory approvals;

•	our expectations with respect to cash flow projections and investment income and with respect to other income;

•	the adequacy of loss reserves including:

•	our expectations relating to insurance losses from the September 11 attack and related reinsurance recoverables;

•	our estimates relating to ultimate asbestos liabilities and related reinsurance recoverables;

•	any impact from the bankruptcy protection sought by various asbestos producers and other related businesses;

•	developments in judicial decisions or legislative actions relating to coverage and liability for asbestos and toxic waste claims; and

•	developments in judicial decisions or regulatory actions relating to coverage and liability for mold claims;

•	the impact of the current economic climate on companies on whose behalf we have issued surety bonds, and in particular, on those companies that have experienced deterioration in creditworthiness;

•	the effects of disclosures by and investigations of public companies relating to possible accounting irregularities, practices in the energy and securities industries and other corporate governance issues, including:

•	the effects on the energy markets and the companies that participate in them, and in particular as they may relate to concentrations of risk in our surety business;

•	the effects on the capital markets and the markets for directors and officers and error and omissions insurance;

•	claims and litigation arising out of accounting and other corporate governance disclosures by other companies;

•	claims and litigation arising out of investment banking practices; and

•	legislative or regulatory proposals or changes, including the changes in law and regulation implemented under the Sarbanes-Oxley Act of 2002;

•	the occurrence of significant weather-related or other natural or human-made disasters;

•	any downgrade in our claims-paying, financial strength or credit ratings; and

•	general economic conditions including:

•	changes in interest rates, market spreads and the performance of the financial markets, generally and as they relate to credit risks assumed by our Chubb Financial Solutions unit in particular;

•	changes in domestic and foreign laws, regulations and taxes;

•	changes in competition and pricing environments;

•	regional or general changes in asset valuations;

•	the inability to reinsure certain risks economically;

•	changes in the litigation environment; and

•	general market conditions.

      The Corporation assumes no obligation to update any forward-looking information set forth in this document, which speak as of the date hereof.

Critical Accounting Estimates and Judgments

      The consolidated financial statements include amounts based on informed estimates and judgments of management for those transactions that are not yet complete or for which the ultimate effects are uncertain. Such estimates and judgments affect the reported amounts in the financial statements. Those estimates and judgments that were most critical to the preparation of the financial statements involved the adequacy of loss reserves and the recoverability of related reinsurance recoverables, the fair value of credit derivative obligations, the recoverability of the carrying value of real estate properties and the realization of deferred income tax benefits. These estimates and judgments are discussed within the following analysis of our results of operations. If different estimates and judgments had been applied, materially different amounts might have been reported in the financial statements.

Earnings Summary

      Net income determined in accordance with generally accepted accounting principles (GAAP) was $223 million in 2002 compared with $112 million in 2001 and $715 million in 2000.

      Operating income, which excludes after-tax realized investment gains and losses, was $201 million in 2002 compared with $111 million in 2001 and $681 million in 2000. Management uses operating income, a non-GAAP financial measure, to evaluate its performance because the realization of investment gains and losses in any given period is largely discretionary as to timing and could distort the analysis of trends. Operating income should only be analyzed in conjunction with, and not in lieu of, net income.

      Results in 2001 were adversely affected by two large loss events. In the third quarter, we incurred net costs of $645 million, or $420 million after-tax, related to the September 11 attack in the United States. Then, in the fourth quarter, we recognized net surety bond losses of $220 million, or $143 million after-tax, arising from the bankruptcy of Enron Corp.

      Results in 2002 were adversely affected by aggregate net losses of $700 million, or $455 million after-tax, recognized in the third and fourth quarters related to asbestos and toxic waste claims. Results in 2002 were also adversely affected by a tax valuation allowance of $40 million from not being able to recognize for accounting purposes certain U.S. tax benefits related to European losses. Conversely, results in 2002 benefited from a reduction of net surety bond losses of $88 million, or $57 million after-tax, resulting from the settlement of litigation related to Enron.

      A summary of our results is as follows:

	Years Ended December 31

	2002	2001	2000

	(in millions)
Property and casualty insurance
Underwriting
Net premiums written	$9,047.3	$6,961.5	$6,333.2
Increase in unearned premiums	(962.0)	(305.1)	(187.3)

Premiums earned	8,085.3	6,656.4	6,145.9

Claims and claim expenses	6,064.6	5,357.4	4,127.7
Operating costs and expenses	2,822.6	2,260.8	2,076.6
Increase in deferred policy acquisition costs	(212.5)	(86.8)	(62.3)
Dividends to policyholders	36.5	28.5	27.5

Underwriting loss	(625.9)	(903.5)	(23.6)

Investments
Investment income before expenses	952.2	914.7	890.8
Investment expenses	22.8	12.1	11.6

Investment income	929.4	902.6	879.2

Other charges	(25.3)	(52.3)	(52.2)

Property and casualty income (loss)	278.2	(53.2)	803.4
Chubb Financial Solutions non-insurance business	(69.8)	9.2	2.8
Corporate and other	(73.9)	(22.8)	(6.7)

Consolidated operating income (loss) before income tax	134.5	(66.8)	799.5
Federal and foreign income tax (credit)	(66.4)	(177.8)	118.4

Consolidated operating income	200.9	111.0	681.1
Realized investment gains after income tax	22.0	.5	33.5

Consolidated net income	$222.9	$111.5	$714.6

Property and casualty investment income after income tax	$760.6	$749.1	$735.2

Property and Casualty Insurance

     Overview

      Our property and casualty business produced income before taxes of $278 million in 2002 compared with a loss of $53 million in 2001 and income of $803 million in 2000.

      Results in 2001 and 2002 were impacted by a number of significant items. Results in 2001 were adversely affected by the net costs of $645 million related to the September 11 attack and the net surety losses of $220 million related to Enron. Results in 2002 were adversely affected by the recognition of aggregate net losses of $700 million in the third and fourth quarters related to asbestos and toxic waste claims (the “$700 million asbestos charge”). Results in 2002 benefited from the $88 million reduction in net surety losses resulting from the settlement of litigation related to Enron.

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

      We estimate that our gross claims and claim expenses from the September 11 attack were about $3.2 billion. Most of the claims were from property exposure and business interruption losses. We also had significant workers’ compensation losses. Our net claims and claim expenses of $665 million were significantly lower than the gross amount due to various reinsurance agreements. Our property exposures were protected by facultative reinsurance, property per risk treaties that limited our net loss per risk, and our property catastrophe treaties. Our workers’ compensation losses were protected by a casualty catastrophe treaty and a casualty “clash” treaty that operates like a catastrophe treaty.

      Our property per risk reinsurance coverage is in several layers, with separate treaties covering each layer. About 30 reinsurers and 25 individual Lloyds syndicates participate in these treaties. Many of these reinsurers participate in each of the layers. In 2001, these treaties provided limits of up to $140 million for each individual risk in excess of the initial $10 million that we retained. We have approximately 30 individual property claims in excess of $10 million from the September 11 attack. The property per risk reinsurance agreements apply to each of these claims.

      Business interruption claims from the September 11 attack will take some time to resolve, while potential liability claims could take years to resolve. Also, certain of our reinsurers are questioning our interpretation and/or application of some provisions of our property per risk reinsurance agreements.

      The questions that have been raised generally involve the applicable limit of reinsurance coverage available to us, the definition of what constitutes one risk, our accumulation of exposure in the various buildings destroyed or damaged and our adherence to our underwriting guidelines. We have responded to these questions and are continuing discussions with the reinsurers. Most of the reinsurers are paying, although some are reserving their rights as they continue to discuss their open issues with us. One reinsurer is withholding payments pending the resolution of the questions raised.

      Based on current information, we estimate that the aggregate amount of reinsurance recoverable under the property per risk reinsurance agreements related to claims arising from the September 11 attack is approximately $1.2 billion. As of December 31, 2002, approximately $655 million had been billed under these agreements. We had collected $355 million of this amount at that date. Of the remaining $300 million billed, $70 million was outstanding for more than 90 days and, as of February 28, 2003, $24 million of that amount has been collected. The amounts billed relate to those individual losses on which we have already made payments to an insured in excess of our $10 million retention. The balance of the $1.2 billion reinsurance recoverable under the property per risk reinsurance treaties relates to similar claims on which we have not yet made such payments.

      We are optimistic that many of the outstanding concerns can be resolved through the ongoing discussions with our reinsurers. Nonetheless, we continue to monitor this situation closely and to consider all alternatives available to us under the property per risk reinsurance agreements, including the commencement of arbitration proceedings to enforce our rights. We believe that our position is strong and that either our responses to the reinsurers’ questions will ultimately satisfy them or we will prevail in arbitration should that become necessary.

      Our loss reserve estimates related to the September 11 attack are subject to considerable uncertainty. However, we continue to believe that, whether we resolve the open issues with our reinsurers through discussions or through arbitration proceedings, our estimate of our net costs related to the September 11 attack is reasonable. It is possible that our estimate of ultimate gross losses related to the September 11 attack, as well as the collectibility of related reinsurance recoverables, may change in the future, and that the change in estimate could have a material effect on the Corporation’s results of operations. However, we do not expect that any such change would have a material effect on the Corporation’s financial condition or liquidity.

      The surety losses arising from the Enron bankruptcy relate to bonds issued to various obligees in connection with Enron commitments. Although certain of these surety bonds were the subject of litigation, we recognized our maximum exposure of $220 million, net of reinsurance, in the fourth quarter of 2001. As of the end of 2002, the litigation was settled, resulting in an $88 million reduction in our surety loss reserves.

      In October 2002, our actuaries and outside actuarial consultants completed their periodic ground-up exposure based analysis of our asbestos related liabilities. Upon completion of the analysis and assessment of the results, we increased our net loss reserves by $625 million in the third quarter. In the fourth quarter, we reduced our previous estimate of reinsurance recoverable on potential asbestos claims, resulting in an additional increase in our net loss reserves of $75 million. Our asbestos related exposure is further discussed under “Loss Reserves.”

      The net costs related to the September 11 attack, the Enron surety losses and related settlement, and the asbestos charge are significant components in understanding and assessing our financial performance. However, these items had a distorting effect on our results. The following summary adjusts our reported property and casualty income or loss before taxes to exclude the impact of these items.

	2002	2001	2000

	(in millions)
Property and casualty income (loss) before tax, as reported	$278	$(53)	$803
Net costs related to the September 11 attack		645
Net surety bonds losses related to Enron		220
Increase in asbestos and toxic waste loss reserves	700
Reduction in surety bond losses resulting from settlement of litigation related to Enron	(88)

Property and casualty income before tax, as adjusted	$890	$812	$803

      As adjusted, property and casualty earnings in 2002 were higher than in the prior year due primarily to a substantial improvement in underwriting results. Earnings in 2001 were similar to those in 2000.

Underwriting Results

      Net premiums written amounted to $9.0 billion in 2002, an increase of 30% over 2001. Net premiums written increased 10% in 2001 compared with 2000. Premiums written in 2001 included net reinsurance reinstatement premium revenue of $30 million related to the September 11 attack.

      U.S. premiums grew 31% in 2002 and 9% in 2001. Substantial premium growth was achieved outside the United States in 2002 and 2001. Reported non-U.S. premiums grew 27% in 2002 and 12% in 2001. In local currencies, such premiums grew 24% and 16% in 2002 and 2001, respectively.

      Net premiums written by class of business were as follows:

	Years Ended December 31

	2002	2001	2000

	(in millions)
Personal insurance
Automobile	$536.1	$480.2	$403.3
Homeowners	1,299.0	1,065.4	927.6
Other	478.6	435.5	391.9

Total personal	2,313.7	1,981.1	1,722.8

Commercial insurance
Multiple peril	930.1	767.4	734.8
Casualty	1,119.0	799.8	781.3
Workers’ compensation	458.2	355.1	320.9
Property and marine	897.4	568.5	503.6

Total commercial	3,404.7	2,490.8	2,340.6

Specialty insurance
Executive protection	1,702.4	1,348.7	1,274.7
Financial institutions	680.3	534.2	504.9
Other	946.2	606.7	490.2

Total specialty	3,328.9	2,489.6	2,269.8

Total	$9,047.3	$6,961.5	$6,333.2

      In 2001, premium growth in personal lines was strong. In our commercial classes, which include multiple peril, casualty, workers’ compensation and property and marine, the marketplace improved with many of our competitors increasing rates. As a result, our commercial lines premiums began to increase as we retained more of our accounts at renewal and wrote more new business. Premium growth in specialty lines was restricted in 2001, primarily due to the lack of growth in our executive protection business caused by our writing fewer multi-year policies as well as our initiative to increase pricing and to not renew underperforming accounts.

      Premium growth in 2002 was strong in all segments of our business due primarily to higher rates. Premium growth was exceptionally strong in the commercial classes. In the wake of heavy insurance industry losses in recent years, exacerbated by the tragic event of September 11, 2001, many insurance companies have sought substantial price increases, raised deductibles, reduced coverage limits or declined outright to renew coverage. In this environment, we are seeing more opportunities to write new business and we are retaining more of our accounts. We are getting substantial rate increases on business we write, often with more favorable policy terms and conditions. We expect that this trend will continue throughout 2003.

      Premium growth in 2002 in our other specialty insurance business was primarily from Chubb Re, our reinsurance business that began operations in 1999.

      As a result of the substantial losses incurred by reinsurers in recent years, the cost of reinsurance in the marketplace has increased significantly and reinsurance capacity for certain coverages, such as terrorism, is limited and expensive.

      Our casualty per risk and casualty clash treaties in the aggregate cost approximately $20 million more in 2002 than in the previous year. We did not renew a workers’ compensation catastrophe treaty in 2002 that had substantially reduced our net losses from the September 11 attack because the terms and price that were offered were unreasonable.

      Our property reinsurance program was renewed in April 2002. The property per risk treaty and property catastrophe treaties in the aggregate cost approximately $120 million more on an annualized basis, with more restrictive terms, including terrorism exclusions. Our property per risk retention increased from $10 million to $15 million. Our catastrophe treaty for events in the United States was modified to increase our initial retention, to increase the reinsurance coverage at the top and to reduce our participation in certain layers of the program. The program now provides coverage for individual catastrophic events of approximately 87% of losses between $150 million and $650 million.

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

      It is expected that the cost of reinsurance will continue to increase in 2003. The changes in our reinsurance program in 2003 will be more subtle than in 2002. We expect to discontinue some lower limit treaties that we believe are no longer economical and to increase our participation in certain layers of the treaties that we renew.

      The Terrorism Risk Insurance Act of 2002 (the Terrorism Act) was signed into law on November 26, 2002. The Terrorism Act established a program under which the federal government will share the risk of loss from certain acts of international terrorism with the insurance industry. The program terminates on December 31, 2005. The Terrorism Act is applicable to almost all commercial lines of insurance. Insurance companies with direct commercial insurance exposure in the United States are required to participate in the program. Each insurer has a separate deductible in the event of an act of terrorism before federal assistance becomes available. The deductible is based on a percentage of direct commercial earned premiums from the previous calendar year. For 2003, that deductible is 7% of direct commercial earned premiums in 2002. For losses above the deductible, the federal government will pay for 90% of insured losses, while the insurer contributes 10%. For certain classes of business, such as workers’ compensation, terrorism coverage is mandatory. For those classes of business where it is not mandatory, insureds may choose not to accept the terrorism coverage, which would reduce our exposure. While the provisions of the Terrorism Act will serve to mitigate our exposure in the event of a large-scale terrorist attack, our deductible is substantial, approximating $350 million in 2003. Therefore, we continue to monitor concentrations of risk.

      We also have exposure outside the United States to risk of loss from acts of terrorism. In some jurisdictions, we have access to government mechanisms that would mitigate our exposure.

      The combined loss and expense ratio, expressed as a percentage, is the key measure of underwriting profitability traditionally used in the property and casualty business. We use the statutory definition of combined loss and expense ratio. It is the sum of the ratio of losses to premiums earned (loss ratio) plus the ratio of underwriting expenses to premiums written (expense ratio) after reducing both premium amounts by dividends to policyholders. When the combined ratio is under 100%, underwriting results are generally considered profitable; when the combined ratio is over 100%, underwriting results are generally considered unprofitable.

      Underwriting results in 2002 were adversely affected by the $700 million asbestos charge, but such results benefited from the $88 million reduction in surety losses resulting from the settlement of litigation related to Enron. Underwriting results in 2001 were adversely affected by net costs of $635 million related to the September 11 attack and the Enron related surety losses of $220 million.

The combined loss and expense ratio, as reported and as adjusted to exclude the effects of the asbestos charge, the Enron surety losses and related settlement, and the September 11 attack, was as follows:

	Years Ended December 31

	2002	2001	2000

As reported
Loss ratio	75.4%	80.8%	67.5%
Expense ratio	31.3	32.6	32.9

Combined ratio	106.7%	113.4%	100.4%

As adjusted
Loss ratio	67.8%	67.7%	67.5%
Expense ratio	31.3	32.8	32.9

Combined ratio	99.1%	100.5%	100.4%

      The loss ratio, as adjusted, was similar in the past three years. Losses from catastrophes other than the September 11 attack were $98 million in 2002 which represented 1.2 percentage points of the loss ratio compared with $114 million or 1.7 percentage points in 2001 and $72 million or 1.2 percentage points in 2000. Other than reinsurance recoveries related to the September 11 attack, we did not have any recoveries from our catastrophe reinsurance program during the three year period since there were no other individual catastrophes for which our losses exceeded the initial retention. Our initial retention level for each catastrophic event in the United States was increased from $100 million to $150 million during 2002. Our initial retention is generally $25 million outside the United States.

      Our expense ratio decreased in 2002 due to premiums written growing at a substantially higher rate than overhead expenses.

     Personal Insurance

      Net premiums from personal insurance, which represent 26% of the premiums written by our property and casualty subsidiaries, increased by 17% in 2002 compared with a 15% increase in 2001. In both years, premium growth occurred in all classes. However, as planned, growth in our in-force policy count slowed in 2002. Premium growth in 2002 was particularly significant in our homeowners business due primarily to higher rates and increased insurance-to-value. Homeowners premiums were up 22% in 2002, while the in-force policy count was up 3%.

      Our personal insurance business produced modestly profitable underwriting results in 2002 compared with slightly unprofitable results in 2001 and substantial profits in 2000. Results in 2001 included net costs of $20 million related to the September 11 attack. The combined loss and expense ratios for the classes of business within the personal insurance segment, as reported and as adjusted to exclude the effects of the September 11 attack, were as follows:

	Years Ended December 31

	2002	2001	2000

As reported
Automobile	97.5%	99.8%	95.9%
Homeowners	104.5	112.6	100.8
Other	77.8	75.8	71.4

Total personal	97.2%	101.3%	92.9%

As adjusted
Automobile	97.5%	98.7%	95.9%
Homeowners	104.5	111.2	100.8
Other	77.8	75.5	71.4

Total personal	97.2%	100.2%	92.9%

      Homeowners results improved in 2002 but remained unprofitable. Results continued to be adversely affected by an increase in the severity of water damage claims, including those related to mold, particularly in Texas. The improvement in 2002 was due to a decrease in the frequency of both catastrophe and non-catastrophe losses, the latter resulting in large part from the mild winter weather in the eastern half of the United States. Results deteriorated significantly in 2001 compared with 2000 due primarily to the substantial increase in the frequency and severity of water damage and mold claims as well as rate deficiencies in several states. Losses from catastrophes other than the September 11 attack represented 2.9 percentage points of the loss ratio for this class in 2002 compared with 5.4 percentage points in 2001 and 7.3 percentage points in 2000. Homeowners results were unprofitable in Europe in each of the past three years. We are in the process of disengaging from our personal lines operations in Continental Europe.

      Our remediation plan relating to our homeowners business, which began in the latter part of 2001, is on track. We have made substantial progress in implementing rate increases in states where rates have been deficient. However, we continue to be concerned about the proliferation of water damage claims, including those related to mold. We have made regulatory filings in most states to introduce contract changes that would enable us to treat mold as a separate peril available at an appropriate price. These changes have been implemented in 17 states, including Texas, and approved in 11 other states. If necessary, we will reduce our presence in states where we cannot attain rate adequacy due to regulatory constraints or adverse loss trends.

      Our personal automobile business was profitable in each of the last three years. Profitability increased modestly in 2002. Profitability decreased in 2001 compared with 2000 due to an increase in the frequency of losses in the liability component of this business. Results in each year benefited from stable loss severity.

      Other personal coverages, which include insurance for personal valuable articles and excess liability, produced highly profitable results in each of the past three years, as favorable loss experience has continued.

     Commercial Insurance

      Net premiums from commercial insurance, which represent 37% of our total writings, increased by 37% in 2002 compared with a 6% increase in 2001. The substantial premium growth in 2002, which occurred in all segments of this business, was due in large part to significantly higher rates and also to an increase in our in-force count. Retention levels have improved significantly, beginning in the second half of 2001. On the business that was renewed, rates have increased steadily. New business has accelerated, beginning toward the end of 2001. During 2002, we wrote more than two dollars of new business for every dollar of business we lost; during 2001, this ratio was about one to one. The substantial growth in new business was produced with the same underwriting discipline that existed over the past three years when we were shrinking the book of business. We expect that rates will continue to rise but that the level of rate increases will begin to decline.

      Our commercial insurance results were adversely affected in 2002 by the $700 million asbestos charge and in 2001 by net costs of $103 million related to the September 11 attack. The combined loss and expense ratios for the classes of business within commercial insurance, as reported and as adjusted to exclude the effects of the asbestos charge and the September 11 attack, were as follows:

	Years Ended December 31

	2002	2001	2000

As reported
Multiple peril	99.7%	109.6%	114.5%
Casualty	166.6	114.9	118.7
Workers’ compensation	92.3	92.9	99.8
Property and marine	90.2	115.8	115.0

Total commercial	118.6%	110.5%	114.2%

As adjusted
Multiple peril	99.7%	102.1%	114.5%
Casualty	94.2	111.0	118.7
Workers’ compensation	92.3	92.2	99.8
Property and marine	90.2	112.7	115.0

Total commercial	94.5%	106.1%	114.2%

      Our commercial insurance results, as adjusted, have shown substantial improvement in each succeeding year. On an as adjusted basis, our commercial insurance business produced an underwriting profit in 2002 compared with underwriting losses in 2001 and 2000. The improvement has been due in large part to the cumulative effect of price increases, better terms and conditions and more stringent risk selection in recent years. While all segments of this business have improved, the improvement has been most significant in our casualty and property and marine classes.

      Commercial insurance results, particularly in the casualty classes, were adversely affected in each of the past three years by incurred losses relating to asbestos and toxic waste claims. In addition to the $700 million asbestos charge in 2002, asbestos and toxic waste losses were $41 million in 2002, $61 million in 2001 and $31 million in 2000. The as adjusted combined ratios exclude the effect of the $700 million asbestos charge but include the effect of all other asbestos and toxic waste losses.

      Multiple peril results, as adjusted, showed modest improvement in 2002 due to highly profitable overseas results. The improved results in 2001 compared with 2000 were principally in the liability component of this business due to a lower frequency and severity of losses. Losses from catastrophes other than the September 11 attack represented 2.2 percentage points of the loss ratio for this class in 2002 and 3.0 percentage points in 2001. There were virtually no catastrophe losses in 2000.

      Results for our casualty business, as adjusted, were profitable in 2002 compared with highly unprofitable results in 2001 and 2000. This business has shown significant improvement in each of the past two years due to higher rates and the culling of business where we could not attain price adequacy. In particular, the automobile component showed substantial improvement, producing highly profitable results in 2002 compared with modestly unprofitable results in 2001 and highly unprofitable results in 2000. Results for the primary liability component also improved in each succeeding year. The excess liability component produced breakeven results in 2002 compared with unprofitable results in 2001 and 2000. As noted above, casualty results in each of the past three years were adversely affected by incurred losses related to asbestos and toxic waste claims.

      Workers’ compensation results were highly profitable in 2002 and 2001 compared with near breakeven results in 2000. The strong results in 2002 and 2001 were due to higher rates as well as to a lower frequency of losses, resulting in large part from our disciplined risk selection during the past several years.

      Property and marine results were profitable in 2002 compared with highly unprofitable results in 2001 and 2000. Results in 2002 benefited from improved pricing, higher deductibles and better terms and conditions. Results in 2001 and 2000 were adversely affected by a high frequency of large losses, both in the United States and overseas. Losses from catastrophes other than the September 11 attack represented 6.6 percentage points of the loss ratio for this class in 2002 compared with 5.4 percentage points in 2001 and 1.7 percentage points in 2000.

     Specialty Insurance

      Net premiums from specialty insurance, which represent 37% of our total writings, increased by 34% in 2002 compared with a 10% increase in 2001. Premiums in 2001 included net reinsurance reinstatement premium revenue of $35 million related to the September 11 attack, primarily consisting of $80 million of premium revenue in our reinsurance business offset in part by costs of $40 million in our financial institutions business.

      Our strategy of working closely with our customers and our ability to differentiate our products continue to enable us to renew a considerable percentage of our executive protection and financial institutions business. The growth in 2002 in executive protection and the professional liability component of our financial institutions business was primarily attributable to higher rates. In response to claim severity trends, we initiated a program in 2001 to increase pricing and improve policy terms and to not renew business that no longer met our underwriting criteria. We have implemented better terms and conditions, including lower policy limits and higher deductibles. Most of our new business is coming from the small to mid-size market. In the standard commercial component of our financial institutions business, rates were higher as well. Growth of this business was somewhat restrained by our management of terrorism exposure concentrations and higher reinsurance costs. Executive protection premium growth in 2001 was only 6% due to our writing fewer multi-year policies and the non-renewal of unprofitable business. Excluding the reinsurance reinstatement costs of $40 million in 2001, financial institutions premium growth was 19% in 2002 and 14% in 2001.

      A reunderwriting of our European executive protection business is underway using many of the strategies already implemented in the United States, including substantial rate increases, reductions in policy limits and higher deductibles.

      Growth in our other specialty insurance business was primarily from Chubb Re, our reinsurance assumed business. Premiums produced by Chubb Re amounted to $488 million in 2002 compared with $199 million in 2001, excluding the net reinstatement premium revenue of $80 million, and $158 million in 2000. We expect reinsurance assumed business to continue to grow significantly in 2003.

      Our specialty insurance results in 2002 benefited from the $88 million reduction in surety losses resulting from the settlement of litigation related to Enron. Results were adversely affected in 2001 by net costs of $512 million related to the September 11 attack and the Enron-related surety losses of $220 million. The combined loss and expense ratios for the classes of business within specialty insurance, as reported and as adjusted to exclude the effects of the September 11 attack and the Enron surety losses and related settlement, were as follows:

	Years Ended December 31

	2002	2001	2000

As reported
Executive protection	110.3%	94.0%	86.2%
Financial institutions	110.7	187.7	90.6
Other	77.8	146.2	105.5

Total specialty	101.8%	125.5%	91.3%

As adjusted
Executive protection	110.3%	94.0%	86.2%
Financial institutions	110.7	94.7	90.6
Other	88.8	99.2	105.5

Total specialty	104.8%	95.3%	91.3%

      Our specialty insurance underwriting results, as adjusted, were unprofitable in 2002 compared with profitable results in 2001 and 2000.

      Executive protection results were unprofitable in 2002 compared with profitable results in 2001 and 2000. Results in 2002 were adversely affected by deteriorating claim trends in directors and officers liability and errors and omissions liability business due in large part to the corporate abuses and accounting irregularities in recent years. Results in Europe were particularly unprofitable in 2002. Loss experience in Europe started to deteriorate in 2001 due to adverse trends in loss severity caused by an increase in litigation, often involving European companies being sued in U.S. courts for securities fraud. Loss trends in Europe deteriorated further in 2002. Our employment practices liability business was profitable in 2002 compared with unprofitable results in 2001 and 2000. The improvement was due to our strategy to reduce our exposure to accounts with more than 10,000 employees, which are the accounts that had been generating most of our large losses in this class.

      Our financial institutions business, as adjusted, produced unprofitable results in 2002 compared with profitable results in 2001 and 2000. The fidelity component of this business was highly profitable in each of the last three years due to favorable loss experience. Results for the professional liability component were highly unprofitable in 2002 compared with modestly unprofitable results in 2001 and profitable results in 2000. The deterioration in 2002 was due to the same claim trends in the United States and Europe experienced in our executive protection business. The standard commercial business written on financial institutions produced profitable results in 2002 and 2001 compared with breakeven results in 2000. Results have improved in each succeeding year due in large part to the rate increases and more stringent risk selection in recent years.

      Other specialty results, as adjusted, were highly profitable in 2002 compared with near breakeven results in 2001 and unprofitable results in 2000. Excluding the impact of the Enron bankruptcy, our surety results were highly profitable in each of the past three years. Our reinsurance assumed business generated by Chubb Re produced a modest underwriting gain in 2002 compared with a modest loss in 2001 and 2000. Accident and aviation results also improved in 2002.

      The surety business tends to be characterized by infrequent but potentially high severity losses. Since the end of 2001, we have been reducing our exposure on an absolute basis and by specific bond type. The majority of our obligations are intended to be performance-based guarantees. When losses occur, they are mitigated by the customer’s balance sheet, contract proceeds and bankruptcy recovery.

      Notwithstanding our efforts to manage and reduce our surety exposure, we continue to have substantial commercial surety exposure for outstanding bonds. In that regard, we have exposures related to commercial surety bonds issued on behalf of companies that have experienced deterioration in creditworthiness. Given the current economic climate and its impact on these and other companies, there is an increased likelihood that we may experience an increase in filed claims and may incur high severity losses. Such losses would be recorded if and when claims are filed and determined to be valid.

      As a result of disarray in the surety reinsurance market caused by several years of declining prices and high losses, the availability of surety reinsurance in the near term has been significantly reduced. As a result, our future surety results could be more volatile.

      We have in force several gas forward purchase surety bonds similar to those we issued on behalf of Enron. The total amount of bonds with one principal, Aquila, Inc., is $550 million. These bonds are uncollateralized. The combined amount of all other gas forward surety bonds is approximately $245 million. Approximately $135 million of these bonds are uncollateralized. Our obligations under these bonds will decline over the terms of the bonds, the longest of which extends until 2012. There is currently no reinsurance in place covering our obligations under any of these bonds.

      Under the gas forward purchase surety bond structure, gas suppliers entered into long-term gas purchase agreements pursuant to which they agreed to supply specified quantities of gas to the beneficiaries under our surety bonds. In exchange for the gas purchase agreement, the beneficiaries under our surety bonds made an agreed upon advance payment for the gas. Our surety bonds secure the suppliers’ obligation to supply gas. Under the terms of these bonds, our entire obligation to pay could be triggered if the related supplier failed to provide gas under its forward purchase contracts or was the subject of a bankruptcy filing.

      Each of the suppliers continues to perform its obligations under the related gas forward purchase agreements. However, certain of these suppliers, including Aquila, Inc., have suffered ratings downgrades. If payment under the Aquila surety bonds were triggered or if payment under all of the other gas forward surety bonds were triggered, such payments would have a material adverse effect on the Corporation’s results of operations and liquidity.

     Loss Reserves

      Loss reserves, which are our property and casualty subsidiaries’ largest liability, include significant amounts related to the September 11 attack, to our Enron surety exposure and to asbestos and toxic waste claims. The components of our loss reserves were as follows:

	December 31

	2002	2001	2000

	(in millions)
Gross loss reserves
Total, per balance sheet	$16,713	$15,515	$11,904
Less:
Related to the September 11 attack	2,063	2,775
Related to Enron surety exposure	113	333
Related to asbestos and toxic waste claims	1,136	423	465

Total, as adjusted	$13,401	$11,984	$11,439

Reinsurance recoverable
Total, per balance sheet	$4,071	$4,505	$1,853
Less:
Related to the September 11 attack	1,558	2,239
Related to Enron surety exposure	7	121
Related to asbestos and toxic waste claims	53	11	15

Total, as adjusted	$2,453	$2,134	$1,838

Net loss reserves
Total	$12,642	$11,010	$10,051
Total, as adjusted	10,948	9,850	9,601

      The loss reserves related to the September 11 attack, our Enron surety exposure and asbestos and toxic waste claims are significant components of our total loss reserves, but they distort the growth trend in our loss reserves. Adjusted to exclude such loss reserves, our loss reserves, net of reinsurance recoverable, increased by $1,098 million or 11% in 2002 compared with $249 million or 3% in 2001.

      Net loss reserves, as adjusted, by segment were as follows:

	December 31

	2002	2001	2000

	(in millions)
Personal insurance	$1,064	$900	$762
Commercial insurance	4,714	4,661	4,842
Specialty insurance	5,170	4,289	3,997

Net loss reserves, as adjusted	$10,948	$9,850	$9,601

      Loss reserves for personal insurance and specialty insurance increased significantly in 2002 and 2001. In particular, in specialty insurance, our European directors and officers and errors and omissions loss reserves for the current and prior accident years increased by about $250 million in the aggregate in 2002. Loss reserves for commercial insurance have not increased, reflecting the significant exposure reductions of the past several years and the improved accident year results in these years due to more stringent risk selection.

      A reconciliation of the beginning and ending liability for unpaid claims and claim adjustment expenses for the three years ended December 31, 2002 is included in Note (9) of the Notes to Consolidated Financial Statements.

      During 2002, we experienced overall unfavorable development of $790 million on loss reserves established as of the previous year end. This compares with favorable development of $196 million in 2001 and $230 million in 2000. Such development was reflected in operating results in these respective years.

      The unfavorable development in 2002 was due primarily to our strengthening asbestos and toxic waste loss reserves by $741 million during the year. In addition, we experienced unfavorable development of about $100 million in the homeowners class due to the increase in the severity of water damage and related mold claims. In the executive protection classes, the adverse loss trends in Europe and the United States in the more recent accident years more than offset favorable loss experience in the United States in older accident years, resulting in unfavorable development of about $50 million during 2002. Offsetting the unfavorable development somewhat was the $88 million reduction in surety loss reserves related to the Enron settlement.

      The favorable development in 2001 and 2000 was due primarily to favorable claim experience in our commercial excess liability and executive protection coverages, offset in part by losses incurred related to asbestos and toxic waste claims.

      In Item 1 of the Form 10-K, we present an analysis of our consolidated loss reserve development on a calendar year basis for the ten years prior to 2002.

      Our U.S. property and casualty subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities. These annual statements include an analysis of loss reserves, referred to as Schedule P, that presents accident year loss development information by line of business for the nine years prior to 2002. It is our intention to post the Schedule P for our combined U.S. property and casualty subsidiaries on our website as soon as it becomes available.

      The process of establishing loss reserves is complex and imprecise as it is subject to variables that are influenced by significant judgmental factors. This is true because claim settlements to be made in the future will be impacted by changing rates of inflation, particularly medical cost inflation, and other economic conditions; changing legislative, judicial and social environments; and changes in our claim handling procedures.

      Our loss reserves include amounts related to short tail and long tail classes of business. Short tail classes consist principally of homeowners, personal valuable articles and commercial property business. For these classes, the estimation of loss reserves is less complex because claims are generally reported and settled quickly and the claims relate to tangible property.

      Long-tail classes include directors and officers liability, errors and omissions liability and other executive protection coverages, commercial excess liability and other liability classes. Most of our loss reserves relate to long tail liability classes of business. For many liability claims significant periods of time, ranging up to several years or more, may elapse between the occurrence of the loss, the reporting of the loss and the settlement of the claim. The longer the time span between the incidence of a loss and the settlement of the claim, the more the ultimate settlement amount can vary. For the long tail liability classes, a relatively small proportion of net losses in the more recent accident years are reported claims and an even smaller proportion are paid losses. Therefore, a relatively large proportion of our net losses for these classes are reserves for incurred but not reported (IBNR) losses — claims that had not yet been reported to us, some of which were not yet known to the insured, and future development on reported claims. In fact, approximately 60% of our aggregate net loss reserves at December 31, 2002 were for IBNR.

      We use a variety of actuarial methods that analyze experience trends and other relevant factors to estimate loss reserves. These methods generally utilize analyses of historical patterns of the development of paid and reported losses by accident year by class of business. This process relies on the basic assumption that past experience, adjusted for the effects of current developments and likely trends, is an appropriate basis for predicting future outcomes. For certain long tail classes of business where anticipated loss experience is less predictable because of the small number of claims and/or erratic claim severity patterns, estimates are based on both expected losses and actual reported losses. These classes include directors and officers liability, errors and omissions liability and commercial excess liability, among others. For these classes, we judgmentally set ultimate losses for each accident year based on our evaluation of loss trends and the current risk environment. The expected ultimate losses are adjusted as the accident years mature.

      Reserves for asbestos and toxic waste claims cannot be estimated with traditional actuarial techniques that rely on historical accident year loss development factors. We establish case reserves and expense reserves for costs of related litigation where sufficient information has been developed to indicate the involvement of a specific insurance policy. In addition, IBNR reserves are established to cover additional exposures on both known and unasserted claims.

      Judicial decisions and legislative actions continue to broaden liability and policy definitions and to increase the severity of claim payments. As a result of this and other societal and economic developments, the uncertainties inherent in estimating ultimate claim costs on the basis of past experience have been exacerbated, further complicating the already complex loss reserving process.

      The uncertainties relating to asbestos and toxic waste claims on insurance policies written many years ago are further exacerbated by inconsistent court decisions as well as judicial interpretations and legislative actions that in some cases have tended to broaden coverage beyond the original intent of such policies and in others have expanded theories of liability. The industry as a whole is engaged in extensive litigation over these coverage and liability issues and is thus confronted with a continuing uncertainty in its efforts to quantify these exposures.

      Asbestos remains the most significant and difficult mass tort for the insurance industry in terms of claims volume and dollar exposure. Early court cases established the “continuous trigger” theory with respect to insurance coverage. Under this theory, insurance coverage is deemed to be triggered from the time a claimant is first exposed to asbestos until the manifestation of any disease. This interpretation of a policy trigger can involve insurance companies over many years and increases their exposure to liability.

      To date, approximately 65 manufacturers and distributors of asbestos products have filed for bankruptcy protection as a result of asbestos liabilities. The rapid increase in both the frequency and severity of claims in recent years has accelerated the pace at which these bankruptcies have been filed. About 30 of these companies have been pushed into bankruptcy since 2000. In part as a result of these bankruptcies, the volume and value of claims against viable asbestos defendants continue to increase.

      Our most significant individual asbestos exposures involve product liability on the part of “traditional” defendants who manufactured, distributed or installed asbestos products. We wrote excess liability and/or general liability coverages for these insureds. While these insureds are relatively few in number, such exposure has increased in recent years due to the increased volume of claims, the erosion of much of the underlying limits and the bankruptcies of target defendants.

      Our other asbestos exposures involve non-product liability on the part of “peripheral” defendants, including a mix of manufacturers, distributors and installers of certain products that contain asbestos in small quantities and owners of properties on which asbestos exists. Generally, these insureds are named defendants on a regional rather than a nationwide basis. As the financial resources of traditional asbestos defendants have been depleted, plaintiffs are targeting these peripheral parties with greater frequency and, in many cases, for larger awards. In addition, the plaintiffs’ bar continues to solicit new claimants through extensive advertising and through asbestos medical screenings. Litigation is then initiated even though many of the claimants do not show any signs of asbestos-related disease. Thus, new asbestos claims and new exposures on existing claims have continued unabated despite the fact that usage of asbestos has declined since the mid-1970’s. Based on published projections, we expect that we will continue receiving asbestos claims at the current rate for at least the next several years.

      Asbestos claims initially focused on the major manufacturers, distributors or installers of asbestos products under the products liability section of primary general liability policies as well as under excess liability policies, both of which typically had aggregate limits that capped an insurer’s liability. In recent years, a number of asbestos claims by insureds are being presented as “non-products” claims, such as those by installers of asbestos products and by property owners who allegedly had asbestos on their property, under the premises or operations section of primary general liability policies. Unlike products exposures, these non-products exposures typically had no aggregate limits, creating potentially greater exposure. Further, in an effort to seek additional insurance coverage, some insureds with installation activities who have substantially eroded their products coverage are presenting new asbestos claims as non-products operations claims or attempting to reclassify old products claims. The extent to which insureds will be liable under such theories and successful in obtaining coverage on this basis is uncertain.

      The expanded focus of asbestos litigation beyond asbestos manufacturers and distributors to installers and premises owners has created, in some instances, conflicts among insureds, primary insurers and excess insurers, mainly involving questions regarding allocation of indemnity and expense costs and exhaustion of policy limits. These issues are generating costly coverage litigation with the potential for inconsistent results.

      Federal legislation still appears to be the best vehicle for comprehensively addressing the asbestos problem. However, unified support among various defendant and insurer groups considered essential to any possible reform is lacking. We therefore have assumed a continuing unfavorable legal environment with no benefit from any asbestos reform legislation.

      In establishing our asbestos reserves, we evaluate the exposure presented by each insured. As part of this evaluation, we consider the available insurance coverage; limits and deductibles; the potential role of other insurance, particularly underlying coverage below our excess liability policies; and applicable coverage defenses, including asbestos exclusions.

      In the third quarter of 2002, our actuaries and outside actuarial consultants commenced their periodic ground-up exposure based analysis of our asbestos related liabilities. As part of this analysis, they considered the following recent adverse trends:

•	Estimates of the ultimate liabilities for traditional asbestos defendants have increased as the number of plaintiff claims has surged over the past few years. The notable increase in claimants as well as potential future claimants has resulted in large settlements of asbestos related litigation. As a result, it now appears more likely that many of these traditional defendants will access higher excess layers of insurance coverage as well as more years of coverage than previously anticipated.

•	Claims have been more aggressively pursued against peripheral asbestos defendants in recent years, partly in response to the bankruptcy or exhaustion of insurance coverage for many of the major traditional defendants.

•	The number of claims filed under the non-aggregate premises or operations section of general liability policies has increased, creating potentially greater exposure.

•	The litigation environment has become increasingly adverse. More than half of the lawsuits filed in recent years have been filed in five plaintiff oriented states, where significant verdicts historically have been rendered against commercial defendants.

•	The number of asbestos defendants in bankruptcy has increased, resulting in an increase in the number and cost of declaratory judgment lawsuits to resolve coverage disputes and to effect settlements in the bankruptcy courts.

      Upon completion of the analysis and assessment of the results, we increased our net asbestos loss reserves by $545 million in the third quarter. Following a thorough review in the fourth quarter by our internal actuarial, claims and reinsurance personnel, we reduced our previous estimate of reinsurance recoverable on potential asbestos claims. As a result, our net asbestos loss reserves increased by an additional $75 million.

      The following table presents a reconciliation of the beginning and ending loss reserves related to asbestos claims.

	Years Ended December 31

	2002	2001	2000

	(in millions)
Gross loss reserves, beginning of year	$225	$225	$226
Reinsurance recoverable, beginning of year	10	13	10

Net loss reserves, beginning of year	215	212	216
Net incurred losses	657	57	30
Net losses paid	38	54	34

Net loss reserves, end of year	834	215	212
Reinsurance recoverable, end of year	51	10	13

Gross loss reserves, end of year	$885	$225	$225

      Significant uncertainty remains as to our ultimate liability relating to asbestos related claims due to such factors as the long latency period between asbestos exposure and disease manifestation and the resulting potential for involvement of multiple policy periods for individual claims as well as the increase in the volume of claims by plaintiffs who claim exposure but who have no symptoms of asbestos-related disease and an increase in claims filed under the non-aggregate premises or operations section of general liability policies. There is also the possibility of federal legislation that would address the asbestos problem.

      Hazardous waste sites are another potential exposure. Under the federal “Superfund” law and similar state statutes, when potentially responsible parties (PRPs) fail to handle the clean-up at a site, regulators have the work done and then attempt to establish legal liability against the PRPs. Most sites have multiple PRPs.

      Most PRPs named to date are parties who have been generators, transporters, past or present landowners or past or present site operators. The PRPs disposed of toxic materials at a waste dump site or transported the materials to the site. These PRPs had proper government authorization in many instances. Insurance policies issued to PRPs were not intended to cover the clean-up costs of pollution and, in many cases, did not intend to cover the pollution itself. Pollution was not a recognized hazard at the time many of these policies were written. In more recent years, however, policies specifically exclude such exposures.

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

      Despite the stable claim trends, we increased our toxic waste loss reserves by $80 million in the third quarter of 2002 based on the most recent estimate of our actuaries and actuarial consultants as to our ultimate exposure.

      The following table presents a reconciliation of the beginning and ending loss reserves, net of reinsurance recoverable, related to toxic waste claims. There are virtually no reinsurance recoveries related to these claims.

	Years Ended December 31

	2002	2001	2000

	(in millions)
Reserves, beginning of year	$197	$238	$308
Incurred losses	84	4	1
Losses paid	32	45	71

Reserves, end of year	$249	$197	$238

      We continually review and update our loss reserves. Based on all information currently available, we believe that the aggregate loss reserves of the property and casualty subsidiaries at December 31, 2002 were adequate to cover claims for losses that had occurred, including both those known to us and those yet to be reported. In establishing such reserves, we consider facts currently known and the present state of the law and coverage litigation. However, given the judicial decisions and legislative actions that have broadened the scope of coverage and expanded theories of liability in the past and the possibilities of similar interpretations in the future, particularly as they relate to asbestos claims and, to a lesser extent, toxic waste claims, additional increases in loss reserves may emerge in future periods. Such increases could have a material adverse effect on the Corporation’s future operating results. However, management does not expect that any such increases would have a material effect on the Corporation’s consolidated financial condition or liquidity.

     Catastrophe Exposure

      Our property and casualty subsidiaries have exposure to insured losses caused by hurricanes, earthquakes, winter storms, windstorms and other natural catastrophic events. The frequency and severity of natural catastrophes are unpredictable.

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

      The extent of losses from a catastrophe is a function of both the total amount of insured exposure in an area affected by the event and the severity of the event. We continually assess our concentration of underwriting exposures in catastrophe prone areas globally and develop strategies to manage this exposure through individual risk selection, subject to regulatory constraints, and through the purchase of catastrophe reinsurance. In recent years, we have invested in modeling technologies and concentration management tools that allow us to better monitor and control our accumulations of potential losses from catastrophe exposures. We maintain records showing concentrations of risk in catastrophe prone areas such as California (earthquake and brush fires) and the gulf and east coasts of the United States (hurricanes). We also continue to explore and analyze credible scientific evidence, including the impact of global climate change, that may affect our potential exposure under insurance policies.

      Despite these efforts, the occurrence of one or more severe catastrophic events in heavily populated areas could have a material adverse effect on the Corporation’s results of operations, financial condition or liquidity.

     Investment Income

      Property and casualty investment income before taxes increased by 3% both in 2002 compared with 2001 and in 2001 compared with 2000. Growth in 2002 and 2001 was due to an increase in invested assets, which reflected substantial cash flow from operations over the period. Growth in 2002 also benefited from capital contributed to the property and casualty subsidiaries by the Corporation in the fourth quarter of 2001. Growth in both years was dampened by lower available reinvestment rates on fixed maturities that matured in each year.

      The effective tax rate on our investment income was 18.2% in 2002 compared with 17.0% in 2001 and 16.4% in 2000. The effective tax rate increased each year as a result of our holding a somewhat smaller proportion of our investment portfolio in tax-exempt securities. On an after-tax basis, property and casualty investment income increased by 2% in 2002 and in 2001. Management uses property and casualty investment income after-tax, a non-GAAP financial measure, to evaluate its investment performance because it reflects the impact of any change in the proportion of our investment portfolio invested in tax-exempt securities and is therefore more meaningful for analysis purposes than investment income before taxes.

     Other Charges

      Other charges include miscellaneous income and expenses of the property and casualty subsidiaries.

      Other charges in both 2001 and 2000 included goodwill amortization of approximately $20 million. The accounting for goodwill was changed in 2002, as discussed further under “Changes in Accounting Principles.” As a result, there was no goodwill amortization in 2002.

      Other charges in 2001 included a $10 million charge for our share of the losses of Hiscox plc from the September 11 attack.

Chubb Financial Solutions

      Chubb Financial Solutions (CFS) was organized by the Corporation in 2000 to develop and provide customized products to address specific financial needs of corporate clients. CFS operates through both the capital and insurance markets. Since its inception, CFS’s non-insurance business has been primarily structured credit derivatives, principally as a counterparty in portfolio credit default swap contracts. The Corporation guarantees all of these obligations.

      In a typical portfolio credit default swap, CFS participates in the senior layer of a structure designed to replicate the performance of a portfolio of corporate securities, a portfolio of asset-backed securities or a specified pool of loans. The structure of these portfolio credit default swaps generally requires CFS to make payment to counterparties to the extent cumulative losses, related to numerous credit events, exceed a specified threshold. The risk below that threshold, referred to as subordination, is assumed by other parties with the primary risk layer sometimes retained by the buyer. The amount of subordination for each contract varies based on the credit quality of the underlying portfolio and the term to maturity of the contract. Credit events generally arise when one of the referenced entities within a portfolio becomes bankrupt, undergoes a debt restructuring or fails to make timely interest or principal payments on a senior unsecured debt obligation.

      Portfolio credit default swaps are derivatives and are carried in the financial statements at estimated fair value, which represents management’s best estimate of the cost to exit our positions. Changes in fair value are included in income in the period of the change. Thus, CFS’s results are subject to volatility, which could have a significant effect on the Corporation’s results of operations from period to period. Valuation models are used to estimate the fair value of our obligation in each credit default swap. Such valuations require considerable judgment and are subject to significant uncertainty.

      The fair value of our credit default swaps is subject to fluctuations arising from, among other factors, changes in credit spreads, the financial ratings of referenced asset-backed securities, actual credit events reducing subordination, credit correlation within a portfolio, anticipated recovery rates related to potential defaults and changes in interest rates. Short term fluctuations in the fair value of our future obligations may have little correlation to the ultimate profitability of this business. The ultimate profitability of this business depends on actual credit events over the lives of the contracts. While we have not had to make any payment under any of the contracts, we cannot be certain that there will never be any payment obligation under the credit default swap portfolio. The market risks associated with our obligations under portfolio credit default swaps are discussed under “Market Risk of Financial Instruments — Credit Derivatives.”

      Revenues from the non-insurance business of CFS, principally consisting of the change in fair value of derivative contracts, were $27 million in 2001 and $12 million in 2000. Revenues were negative $52 million in 2002 due to the adverse impact of changes in fair value during the year. This business produced a loss before taxes of $70 million in 2002 compared with income of $9 million in 2001 and $3 million in 2000.

      The substantial loss in 2002 was due to an adverse movement in the mark-to-market adjustment, which resulted in an increase in the fair value of our obligations related to the portfolio credit default swaps. The primary factors contributing to the increase in the fair value of our obligations were downgrades in the financial ratings of certain referenced asset-backed securities, a widening of market credit spreads, and, for one credit default swap, erosion in the risk layers that are subordinate to the CFS risk layer due to actual losses in those subordinate layers.

      At December 31, 2002, CFS’s aggregate exposure, or retained risk, referred to as notional amounts, from its in-force portfolio credit default swaps was approximately $38.7 billion. The notional amounts are used to express the extent of involvement in swap transactions. These amounts are used to calculate the exchange of contractual cash flows and are not necessarily representative of the potential for gain or loss. The notional amounts are not recorded on the balance sheet.

      Our realistic loss exposure is a very small portion of the $38.7 billion notional amount due to several factors. Our position is senior to subordinated interests of $6.4 billion in the aggregate. Of the $6.4 billion of subordination, there were only $97 million of defaults through December 31, 2002, none of which has pierced the subordination limits of any of our contracts. In addition, the underlying credits are primarily investment grade corporate credits and highly rated asset-backed securities.

      In addition to portfolio credit default swaps, CFS has entered into a derivative contract linked to an equity market index and a few other insignificant non-insurance transactions.

      The notional amount and fair value of our future obligations by type of risk were as follows:

	December 31

	Notional Amount		Fair Value

	2002	2001	2002	2001

	(in billions)		(in millions)
Credit default swaps
Corporate securities	$21.2	$4.5	$88	$14
Asset-backed securities	15.5	7.4	103	26
Loan portfolios	2.0	2.4	4	8

	38.7	14.3	195	48
Other	.4	.1	9	2

	$39.1	$14.4	$204	$50

      The insurance and reinsurance solutions that CFS develops to meet the risk management needs of its customers are written by our property and casualty subsidiaries. Results from this business are included within our insurance results. A property and casualty subsidiary issued a reinsurance contract to an insurer who provides financial guarantees on asset-backed transactions. At December 31, 2002, the amount of aggregate principal commitments related to this contract was approximately $350 million, net of reinsurance. These commitments expire by 2023.

      In February 2003, we announced that we are reviewing our strategic alternatives with respect to CFS. Although the risk financing business continues to have attractive growth characteristics and recent market movements have resulted in a favorable pricing environment for writing high quality credit default swaps, several recent developments have led us to examine our continuing commitment to this business. Most significantly, in order to take advantage of very attractive market conditions in the property and casualty insurance business, we will need to commit increasing amounts of capital to this business, which could limit the capital resources available to support CFS’s risk financing business. Also, our corporate debt rating has been downgraded to A+, which could limit our opportunities to participate competitively in the AAA credit default swap layer. Finally, as we saw in 2002, CFS’s business increases the volatility of our earnings due to mark-to-market accounting requirements.

Corporate and Other

      Corporate and other includes investment income earned on corporate invested assets, interest expense and other expenses not allocated to the operating subsidiaries, and the results of our real estate and other non-insurance subsidiaries. Corporate and other produced a loss before taxes of $74 million in 2002 compared with losses of $23 million and $7 million in 2001 and 2000, respectively. The substantially higher loss in 2002 was due to higher interest expense and lower investment income. The higher interest expense in 2002 was due to the issuance of $600 million of debt in the fourth quarter of 2001. The lower investment income in 2002 was due to the decrease in corporate invested assets resulting from the capital contribution to the property and casualty subsidiaries in the fourth quarter of 2001. In 2000, corporate and other included income of $10 million from a noncompete payment related to the sale of the Corporation’s 50% interest in Associated Aviation Underwriters, Inc. (AAU).

     Real Estate

      Real estate operations resulted in a loss before taxes of $6 million in 2002 compared with a loss of $4 million in both 2001 and 2000. These amounts are included in the corporate and other results. In each year, we sold selected commercial properties as well as residential properties. Real estate revenues were $76 million in 2002, $87 million in 2001 and $75 million in 2000.

      We own approximately $300 million of land which we expect will be developed in the future. In addition, we own approximately $180 million of commercial properties and land parcels under lease. We are continuing to explore the sale of certain of our remaining properties.

      Loans receivable, which amounted to $86 million at December 31, 2002, are primarily purchase money mortgages. Such loans, which were issued in connection with our joint venture activities and other property sales, are generally collateralized by buildings and, in some cases, land. We continually evaluate the ultimate collectibility of such loans and establish appropriate reserves.

      The recoverability of the carrying value of our real estate assets is assessed based on our ability to fully recover costs through a future revenue stream. The assumptions used reflect future improvement in demand for office space, an increase in rental rates and the ability and intent to obtain financing in order to hold and develop such remaining properties and protect our interests over the long term. Management believes that it has made adequate provisions for impairment of real estate assets. However, if the assets are not sold or developed or if leased properties do not perform as presently contemplated, it is possible that additional impairment losses may be recognized that would have a material adverse effect on the Corporation’s results of operations.

Realized Investment Gains and Losses

      Net realized investment gains were as follows:

	Years End December 31

	2002	2001	2000

	(in millions)
Equity securities	$18	$2	$(1)
Fixed maturities	16	(1)	8
Sale of AAU	—	—	45

Realized investment gains before tax	$34	$1	$52

Realized investment gains after tax	$22	$1	$34

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

      We regularly review the value of our invested assets for other than temporary impairment. In evaluating whether a decline in value is other than temporary, we consider various factors including the length of time and the extent to which the fair value has been less than the cost, the financial condition and near term prospects of the issuer, whether the debtor is current on contractually obligated interest and principal payments, and our intent and ability to hold the investment for a period of time sufficient to allow us to recover our cost. If a decline in the fair value of an individual security is deemed to be other than temporary, the difference between cost and estimated fair value is charged to income as a realized investment loss.

      In 2002, net realized gains on the sale of equities of $85 million were partially offset by writedowns of $67 million due to the recognition of other than temporary impairment on certain securities. Net realized gains on the sale of fixed maturities of $62 million were reduced by other than temporary impairment writedowns of $46 million. In 2001, realized gains on sales of equity securities and fixed maturities of $46 million and $34 million, respectively, were substantially offset by other than temporary impairment writedowns on certain securities. The increase in writedowns in 2002 and 2001 was due to credit deterioration and corporate failures, particularly in the telecommunications and, to a lesser extent, energy-related industries.

Income Taxes

      We establish deferred income taxes on the undistributed earnings of foreign subsidiaries. Similarly, we establish deferred tax assets related to the expected future U.S. tax benefit of losses and foreign taxes incurred by our foreign subsidiaries. In the last three years, Chubb Insurance Company of Europe (Chubb Europe) has incurred substantial losses. These losses were the result of underwriting losses due to inadequate prices and adverse claim trends, particularly for directors and officers liability and errors and omissions liability coverages.

      At December 31, 2002 and 2001, we recorded a deferred income tax asset of $140 million and $90 million, respectively, related to the expected future U.S. tax benefit of the losses and foreign taxes incurred by Chubb Europe. To evaluate the realization of these deferred tax assets, management must consider whether it is more likely than not that Chubb Europe will generate sufficient taxable income to realize the future tax benefit of the deferred tax assets. Management’s judgment is based on its assessment of business plans and related projections of future taxable income that reflect assumptions about increased premium volume, higher rates and improved policy terms as well as available tax planning strategies.

      Results in Chubb Europe in 2002 were less favorable than we anticipated due to the deteriorating claim trends. While the tax loss carryforwards and foreign tax credits have no expiration and we expect to generate sufficient taxable income to realize these benefits in the future, we are required under generally accepted accounting principles to consider a relatively near term horizon when we evaluate the likelihood of realizing future tax benefits. During the fourth quarter of 2002, we established a valuation allowance of $40 million for the portion of these assets that we cannot recognize for accounting purposes due to this limitation. If our estimates of future taxable income in Chubb Europe were revised upward or downward, we would need to adjust the valuation allowance accordingly. The effect on the Corporation’s results of operations could be significant.

Invested Assets

      The main objectives in managing our investment portfolios are to maximize after-tax investment income and total investment returns while minimizing credit risks in order to provide maximum support to the insurance underwriting operations. Investment strategies are developed based on many factors including underwriting results and our resulting tax position, regulatory requirements, fluctuations in interest rates and consideration of other market risks. Investment decisions are centrally managed by investment professionals based on guidelines established by management and approved by the boards of directors.

      Our investment portfolio is primarily comprised of high quality bonds, principally tax-exempt, U.S. Treasury, government agency, mortgage-backed securities and corporate issues. In addition, the portfolio includes equity securities held primarily with the objective of capital appreciation.

      In 2002, we invested new cash in mortgage-backed securities and, to a lesser extent, U.S. Treasury securities. In 2001, we invested new cash primarily in corporate bonds. In 2000, we invested new cash primarily in mortgage-backed securities. In each year, we tried to achieve the appropriate mix of taxable and tax-exempt securities in our portfolio to balance both investment and tax strategies. At December 31, 2002, 53% of our fixed maturity portfolio was invested in tax-exempt bonds compared with 59% at December 31, 2001 and 63% at December 31, 2000.

      Fixed maturity securities which we have the ability and intent to hold to maturity are classified as held-to-maturity. The remaining fixed maturities, which may be sold prior to maturity to support our investment strategies, such as in response to changes in interest rates and the yield curve or to maximize after-tax returns, are classified as available-for-sale. Fixed maturities classified as held-to-maturity are carried at amortized cost while fixed maturities classified as available-for-sale are carried at market value. At December 31, 2002, 5% of the fixed maturity portfolio was classified as held-to-maturity compared with 8% at December 31, 2001 and 10% at December 31, 2000.

      Changes in the general interest rate environment affect the returns available on new fixed maturity investments. While a rising interest rate environment enhances the returns available, it reduces the market value of existing fixed maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new investments but increases the market value of existing investments, creating the opportunity for realized investment gains on disposition.

      In 2002, interest rates declined to their lowest levels in many years while equity returns were negative for the second consecutive year. These trends may continue into 2003, reducing the returns available on the investment of funds.

      The unrealized appreciation of investments carried at market value, which includes fixed maturities classified as available-for-sale and equity securities, was $901 million, $389 million and $339 million at December 31, 2002, 2001 and 2000, respectively. Such unrealized appreciation is reflected in a separate component of other comprehensive income, net of applicable deferred income tax.

      The unrealized market appreciation before tax of those fixed maturities carried at amortized cost was $56 million, $64 million and $69 million at December 31, 2002, 2001 and 2000, respectively. Such unrealized appreciation was not reflected in the consolidated financial statements.

      Changes in unrealized market appreciation or depreciation of fixed maturities were due primarily to fluctuations in interest rates.

Market Risk of Financial Instruments

      Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. Our primary exposure to market risks relates to our investment portfolio, which exposes us to risks related to interest rates and, to a lesser extent, credit quality, prepayment, foreign currency exchange rates and equity prices. We also have exposure to market risks through our credit derivatives business and our debt obligations. Analytical tools and monitoring systems are in place to assess each of these elements of market risk.

     Investments

      Interest rate risk is the price sensitivity of a security that promises a fixed return to changes in interest rates. Changes in market interest rates directly affect the market value of our fixed income securities. We view the potential changes in price of our fixed income investments within the overall context of asset and liability management. Our actuaries estimate the payout pattern of our liabilities, primarily our property and casualty loss reserves, to determine their duration, which is the present value of the weighted average payments expressed in years. We set duration targets for our fixed income investment portfolios after consideration of the duration of these liabilities and other factors, which we believe mitigates the overall effect of interest rate risk for the Corporation and its subsidiaries.

      The following table provides information about our fixed maturity investments, which are sensitive to changes in interest rates. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates at December 31, 2002 and 2001. The cash flows are based on the earlier of the call date or the maturity date or, for mortgage-backed securities, expected payment patterns. Actual cash flows could differ from the expected amounts.

	At December 31, 2002

							Total

								Estimated
						There-	Amortized	Market
	2003	2004	2005	2006	2007	after	Cost	Value

	(in millions)
Tax-exempt	$510	$658	$1,376	$693	$730	$5,277	$9,244	$9,934
Average interest rate	5.8%	5.8%	5.6%	5.6%	5.5%	5.1%	—	—
Taxable — other than mortgage-backed securities	452	759	617	519	534	2,513	5,394	5,610
Average interest rate	4.8%	4.8%	5.9%	5.9%	5.8%	5.6%	—	—
Mortgage-backed securities	500	396	235	225	217	1,146	2,719	2,775
Average interest rate	5.7%	5.2%	5.6%	5.8%	5.7%	6.2%	—	—

Total	$1,462	$1,813	$2,228	$1,437	$1,481	$8,936	$17,357	$18,319

	At December 31, 2001

							Total

								Estimated
						There-	Amortized	Market
	2002	2003	2004	2005	2006	after	Cost	Value

	(in millions)
Tax-exempt	$753	$528	$826	$1,308	$737	$5,120	$9,272	$9,656
Average interest rate	6.2%	5.9%	5.8%	5.6%	5.5%	5.3%	—	—
Taxable — other than mortgage-backed securities	295	353	407	550	459	2,233	4,297	4,395
Average interest rate	6.5%	6.2%	6.5%	6.4%	6.4%	6.2%	—	—
Mortgage-backed securities	310	337	226	142	126	971	2,112	2,130
Average interest rate	7.1%	6.8%	6.4%	6.4%	6.5%	7.0%	—	—

Total	$1,358	$1,218	$1,459	$2,000	$1,322	$8,324	$15,681	$16,181

      We have consistently invested in high quality marketable securities. As a result, we believe that we have minimal credit quality risk. Approximately 65% of taxable bonds in our portfolio are issued by the U.S. Treasury or U.S. government agencies or rated AA or better by Moody’s or Standard & Poor’s. Of the tax-exempt bonds, more than 90% are rated AA or better with more than 60% rated AAA. Approximately 3% of our bond portfolio is below investment grade. Our taxable bonds have an average maturity of five years, while our tax-exempt bonds mature on average in eight years.

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

      Mortgage-backed securities comprised 34% and 33% of our taxable bond portfolio at year-end 2002 and 2001, respectively. About 50% of our mortgage-backed securities holdings at December 31, 2002 related to residential mortgages consisting of government agency pass-through securities, government agency collateralized mortgage obligations (CMOs) and AAA rated non-agency CMOs backed by government agency collateral or single family home mortgages. The majority of the CMOs are actively traded in liquid markets and market value information is readily available from broker/dealers. An additional 27% of our mortgage-backed securities were call protected AAA rated commercial securities. The remaining mortgage-backed holdings were all in investment grade commercial mortgage-backed securities.

      Foreign currency risk is the sensitivity to foreign exchange rate fluctuations of the market value and investment income related to foreign currency denominated financial instruments. The functional currency of our foreign operations is generally the currency of the local operating environment since business is primarily transacted in such local currency. We reduce the risks relating to currency fluctuations by maintaining investments in those foreign currencies in which our property and casualty subsidiaries have loss reserves and other liabilities. Such investments have characteristics similar to our liabilities in those currencies. At December 31, 2002, the property and casualty subsidiaries held non-U.S. investments of $2.4 billion supporting their international operations. These investments have quality and maturity characteristics similar to our domestic portfolio. The principal currencies creating foreign exchange rate risk for the property and casualty subsidiaries are the euro, the British pound sterling and the Canadian dollar. The following table provides information about those fixed maturity investments that are denominated in these currencies. The table presents cash flows of principal amounts in U.S. dollar equivalents by expected maturity dates at December 31, 2002 and 2001. Actual cash flows could differ from the expected amounts.

	At December 31, 2002

							Total

								Estimated
						There-	Amortized	Market
	2003	2004	2005	2006	2007	after	Cost	Value

	(in millions)
Euro	$11	$100	$55	$53	$96	$300	$615	$643
British pound sterling	8	55	118	51	62	249	543	560
Canadian dollar	10	35	60	61	75	249	490	520

	At December 31, 2001

							Total

								Estimated
						There-	Amortized	Market
	2002	2003	2004	2005	2006	after	Cost	Value

	(in millions)
Euro	$7	$20	$40	$20	$40	$284	$411	$417
British pound sterling	1	9	21	54	38	176	299	302
Canadian dollar	24	21	48	49	53	203	398	415

      Equity price risk is the potential loss arising from decreases in the value of equity securities. In general, equities have more year-to-year price variability than intermediate term high grade bonds. However, returns over longer time frames have been consistently higher. Our publicly traded equity securities are high quality, diversified across industries and readily marketable. Our portfolio also includes alternative investments, primarily investment partnerships. These investments by their nature are less liquid than other investments. We actively manage our risk by allocating a comparatively small amount of funds to alternative investments, perform extensive research prior to investing in a new investment and monitor the performance of the entities in which we have invested. A hypothetical decrease of 10% in the market price of each of the equity securities held at December 31, 2002 and 2001 would have resulted in a decrease of $99 million and $71 million, respectively, in the fair value of the equity securities portfolio.

      All of the above risks are monitored on an ongoing basis. A combination of in-house systems and proprietary models and externally licensed software are used to analyze individual securities as well as each portfolio. These tools provide the portfolio managers with information to assist them in the evaluation of the market risks of the portfolio.

     Credit Derivatives

      The Corporation, through CFS’s business, assumes exposure to credit risk through portfolio credit default swaps. In a typical portfolio credit default swap, the occurrence of certain defined credit events related to referenced entities within a specified portfolio will result in a deterioration of the subordination. When losses related to cumulative credit events exceed the subordination, the contract requires CFS to make payment to its counterparty. These obligations are guaranteed by the Corporation.

      Valuation models are used to estimate the fair value of our obligation in each credit default swap. Within these models, credit spreads are a critical input used to estimate the probability of the occurrence of credit events. The fair value of a portfolio credit default swap is also a function of the financial ratings of referenced asset-backed securities, actual credit events reducing subordination, credit correlation within a portfolio, anticipated recovery rates related to potential defaults and changes in interest rates.

      Our in-force portfolio credit default swaps mature within a range of two to nine years. However, certain credit default swaps on asset-backed portfolios include extension options under which the counterparty may continue to participate in the swap through the maturity of all referenced securities within the portfolio. In the event that an extension option is exercised by the counterparty, CFS would be entitled to additional periodic fee payments. At December 31, 2002, the average expected remaining weighted average life of the business was approximately 4.6 years.

      The following table provides information about our portfolio credit default swaps by maturity, including the fair value of future obligations:

	At December 31, 2002

						There-
	2003	2004	2005	2006	2007	after	Total

Notional exposure (in billions)	$—	$2.5	$2.9	$4.7	$24.0	$4.6	$38.7
Remaining subordination (in billions)	—	.2	.2	.7	4.7	.6	6.4
Actual defaults (in millions)	—	—	77	20	—	—	97
Fair value of future obligations (in millions)	—	3	26	14	96	56	195

	At December 31, 2001

						There-
	2002	2003	2004	2005	2006	after	Total

Notional exposure (in billions)	$—	$—	$2.5	$3.3	$3.6	$4.9	$14.3
Remaining subordination (in billions)	—	—	.2	.2	.5	.3	1.2
Actual defaults (in millions)	—	—	—	31	—	—	31
Fair value of future obligations (in millions)	—	—	3	14	8	23	48

     Debt

      We also have interest rate risk on our debt obligations. The following table provides information about our long term debt obligations and related interest rate swap at December 31, 2002. For debt obligations, the table presents expected cash flow of principal amounts and related weighted average interest rates by maturity date. For the interest rate swap, the table presents the notional amount and related average interest rates by maturity date.

	At December 31, 2002

									Estimated
						There-			Market
	2003	2004	2005	2006	2007	after		Total	Value

	(in millions)
Long-term debt
Expected cash flows of principal amounts	$101	$—	$301	$—	$676	$865		$1,943	$2,000
Average interest rate	6.9%	—	6.2%	—	4.4%	6.8%
Interest rate swap asset
Notional amount	$—	$—	$—	$—	$—	$125		$125	$16
Variable pay rate						3.4	%(a)
Fixed receive rate						8.7%

(a)	3 month LIBOR rate plus 204 basis points

Capital Resources and Liquidity

      Capital resources and liquidity represent the overall financial strength of the Corporation and its ability to generate cash flows from its operating subsidiaries and to borrow funds at competitive rates and raise new capital to meet operating and growth needs.

     Capital Resources

      In November 2002, the Corporation issued $600 million of unsecured 4% senior notes due in 2007 and 24 million mandatorily exercisable warrants to purchase the Corporation’s common stock. The senior notes and warrants were issued together in the form of 7% equity units, each of which initially represents $25 principal amount of senior notes and one warrant. The net proceeds of $582 million were contributed to our property and casualty subsidiaries. Each warrant obligates the investor to purchase for $25 a variable number of shares of the Corporation’s common stock on November 16, 2005. The number of shares to be purchased will be determined based on a formula that considers the market price of our common stock immediately prior to the time of settlement in relation to the $56.64 per share sale price of our common stock at the time the equity units were offered. Upon settlement of the warrants, the Corporation will receive proceeds of approximately $600 million and will issue between approximately 8,700,000 and 10,600,000 shares of common stock. The equity units are further described in Notes 10(b) and 21(c) of the Notes to Consolidated Financial Statements.

      The Corporation also has outstanding $300 million of unsecured 6.15% notes due in 2005, $400 million of unsecured 6% notes due in 2011, $100 million of unsecured 6.60% debentures due in 2018 and $200 million of unsecured 6.8% debentures due in 2031. Chubb Capital Corporation, a wholly owned subsidiary, had outstanding $100 million of unsecured 6 7/8% notes due in 2003, which were paid in February when due.

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

      Management continuously monitors the amount of capital resources that the Corporation maintains both for itself and its operating subsidiaries. In connection with our long-term capital strategy, the Corporation from time to time contributes capital to its property and casualty subsidiaries. In addition, in order to satisfy its capital needs as a result of any rating agency capital adequacy or other future rating issues, or in the event the Corporation were to need additional capital to make strategic investments in light of market opportunities, the Corporation may take a variety of actions, which could include the issuance of debt and/or equity securities.

      In July 1998, the Board of Directors authorized the repurchase of up to 12,500,000 shares of the Corporation’s common stock. In June 2001, the Board of Directors authorized the repurchase of up to an additional 16,000,000 shares. The 1998 authorization has no expiration while the 2001 authorization will expire on June 30, 2003. As of December 31, 2002, 3,287,100 shares remained under the 1998 share repurchase authorization and 8,866,300 shares remained under the 2001 authorization. In the aggregate, the Corporation repurchased 1,500,000 shares in open-market transactions in 2002 at a cost of $99 million, 7,971,600 shares in 2001 at a cost of $556 million and 3,783,400 shares in 2000 at a cost of $242 million. We do not anticipate that we will repurchase any shares of our common stock in 2003.

  Ratings

      The Corporation and its insurance subsidiaries are rated by major rating agencies. These ratings reflect the rating agency’s opinion of our financial strength, operating performance, capital resources, strategic position and ability to meet our obligations to policyholders. Several of the rating agencies lowered certain of our ratings in the fourth quarter of 2002.

      The following table summarizes the Corporation’s credit ratings from the major independent rating organizations as of March 10, 2003.

	A.M. Best	Standard & Poor’s	Moody’s	Fitch

Senior unsecured debt rating	aa-	A+	A1	A+
Preferred stock rating	a+	A-	(P)A3
Commercial paper	AMB-1+	A-1	P-1	F-1
Counterparty credit rating		A+

      The following table summarizes our property and casualty subsidiaries’ financial strength ratings from the major independent rating organizations as of March 10, 2003.

	A.M. Best	Standard & Poor’s	Moody’s	Fitch

Financial strength	A++	AA+	Aa2	AA

      Ratings are an important factor in establishing our competitive position in our operating businesses. There can be no assurance that our ratings will continue for any given period of time or that they will not be changed. Further reductions in our ratings could adversely affect the competitive position of our operating businesses.

      Following the announcement of our fourth quarter 2002 earnings, including our reported actions taken to strengthen our asbestos reserves and our reserves for directors and officers liability and errors and omissions liability coverages in Europe, Standard & Poor’s Ratings Services (S&P) placed certain of our ratings on “CreditWatch” with negative implications. S&P is currently conducting a review and has announced that it expects the ratings on our operating companies to remain in the “AA” category and the ratings on the Corporation to remain in the “A” category.

      It is possible that negative ratings actions may occur. If our ratings are downgraded, the Corporation may incur higher borrowing costs and may have more limited means to access capital. In addition, the competitive position of CFS’s non-insurance operations, which is dependent on the strength of the Corporation’s parental guarantee, could be adversely affected and, as described below under “Liquidity,” we may be required to provide collateral under certain of CFS’s credit default swap arrangements.

     Liquidity

      Liquidity is a measure of our ability to generate sufficient cash flows to meet the short and long term cash requirements of our business operations.

      In our property and casualty subsidiaries, premiums are generally received months or even years before losses are paid under the policies purchased by such premiums. These funds are used first to make current claim and expense payments. The balance is invested to augment the investment income generated by the existing portfolio. Historically, cash receipts from operations, consisting of insurance premiums and investment income, have provided more than sufficient funds to pay losses, operating expenses and dividends to the Corporation.

      New cash from operations available for investment by the property and casualty subsidiaries was approximately $1,930 million in 2002 compared with $570 million in 2001 and $560 million in 2000. The increase in new cash in 2002 was due to the significant growth in premium receipts while paid losses were similar in 2002 and 2001. New cash available in 2001 and 2000 was similar as substantial growth in premiums in 2001 was offset by an increase in paid losses.

      In addition to the cash from operations, the property and casualty subsidiaries received capital contributions from the Corporation of $1 billion in the fourth quarter of 2002 and $750 million in the fourth quarter of 2001. In 2001, $250 million was used by a property and casualty subsidiary to fund the purchase of a 19% interest in Allied World Assurance Holdings, Ltd, a newly formed Bermuda-based insurer. In 2002, the interest in Allied World Assurance Holdings was transferred as a dividend from the property and casualty subsidiary to the Corporation.

      Our property and casualty subsidiaries maintain investments in highly liquid, short-term and other marketable securities to provide for immediate cash needs.

      CFS’s derivatives business subjects the Corporation, through its parental guarantee, to liquidity risk related to the uncertain timing of any potential cash payments to counterparties as well as contractual collateral postings upon a ratings downgrade of the Corporation and/or an increase in the fair value of obligations to a particular counterparty. If the Corporation were downgraded two notches to “A-” and the fair value of CFS’s future obligations were to remain unchanged relative to the year end 2002 carried amount, we would be required to post collateral of approximately $20 million.

      The Corporation’s liquidity requirements in the past have been met by dividends from its property and casualty subsidiaries and the issuance of commercial paper and debt and equity securities. Liquidity requirements in the future will be met by these sources of funds as well as borrowings from our credit facilities.

      The declaration and payment of future dividends to the Corporation’s shareholders will be at the discretion of the Corporation’s board of directors and will depend upon many factors, including our operating results, financial condition, capital requirements and any regulatory constraints.

      As a holding company, the Corporation’s ability to continue to pay dividends to shareholders and to satisfy its obligations, including the payment of interest and principal on debt obligations, relies on the availability of liquid assets in the Corporation, which is dependent in large part on the dividend paying ability of its property and casualty subsidiaries. Various state insurance laws restrict the Corporation’s property and casualty subsidiaries as to the amount of dividends they may pay to the Corporation without the prior approval of regulatory authorities. The restrictions are generally based on net income and on certain levels of policyholders’ surplus as determined in accordance with statutory accounting practices. Dividends in excess of such thresholds are considered “extraordinary” and require prior regulatory approval. During 2002, these subsidiaries paid cash dividends to the Corporation totaling $240 million. The maximum dividend distribution that may be made by the property and casualty subsidiaries to the Corporation during 2003 without prior approval is approximately $445 million.

      We believe that our strong financial position and conservative debt level provide us with the flexibility and capacity to obtain funds externally through debt or equity financings on both a short term and long term basis. However, should our ratings be downgraded and should there be a prolonged disruption of the capital markets caused by war or terrorism, our ability to access the markets to satisfy our liquidity requirements could be adversely affected.

      The Corporation has lines of credit with a group of banks pursuant to two agreements entered into in June 2002 that provide for unsecured borrowings of up to $500 million in the aggregate. The $250 million short term revolving credit facility terminates on June 27, 2003 and may be renewed or replaced. The $250 million medium term revolving credit facility terminates on June 28, 2007. On the respective termination dates for these agreements, any loans then outstanding become payable. There have been no borrowings under these agreements. Various interest rate options are available to the Corporation, all of which are based on market interest rates. The facilities replaced, on substantially the same terms, $500 million of revolving credit facilities that were to expire in July 2002. The facilities are available for general corporate purposes and to support our commercial paper borrowing arrangement.

Changes in Accounting Principles

      Effective January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 may not be applied retroactively to financial statements of prior periods. Under SFAS No. 142, goodwill is no longer amortized. Goodwill amortization was approximately $20 million in both 2001 and 2000. The adoption of SFAS No. 142 is discussed further in Note (2)(a) of the Notes to Consolidated Financial Statements.

      Beginning January 1, 2003, the Corporation intends to adopt the fair value method of accounting for stock-based employee compensation plans, which is the method of accounting defined in SFAS No. 123, Accounting for Stock-Based Compensation. Under the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period. Prior period financial statements will not be restated. The adoption of the fair value method of accounting for stock-based employee compensation plans is expected to result in a decrease in net income in 2003 of approximately $55 million. The adoption of the fair value method of accounting for stock-based employee compensation plans is discussed further in Note (1)(n) of the Notes to Consolidated Financial Statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

      Quantitative and qualitative disclosures about market risk are included in the Market Risk of Financial Instruments section of MD&A.

Item 8.  Consolidated Financial Statements and Supplementary Data

      Consolidated financial statements of the Corporation at December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002 and the report of independent auditors thereon and the Corporation’s unaudited quarterly financial data for the two-year period ended December 31, 2002 are listed in Item 15(a) of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III.

Item 10.  Directors and Executive Officers of the Registrant

      Information regarding the Corporation’s Directors is incorporated by reference from the Corporation’s definitive Proxy Statement for the Annual Meeting of Shareholders on April 29, 2003, under the captions “Proposal 1: Election of Directors — Nominees for Director” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Information regarding the Corporation’s executive officers is included in Part I of this report under the caption “Executive Officers of the Registrant.”

Item 11.  Executive Compensation

      Incorporated by reference from the Corporation’s definitive Proxy Statement for the Annual Meeting of Shareholders on April 29, 2003, under the captions “Corporate Governance — Directors’ Compensation” and “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Incorporated by reference from the Corporation’s definitive Proxy Statement for the Annual Meeting of Shareholders on April 29, 2003, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13.  Certain Relationships and Related Transactions

      Incorporated by reference from the Corporation’s definitive Proxy Statement for the Annual Meeting of Shareholders on April 29, 2003, under the caption “Certain Transactions.”

Item 14.  Controls and Procedures

      As of a date within 90 days of the filing date of this annual report, an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures was performed under the supervision and with the participation of the Corporation’s management, including the chief executive officer and chief financial officer. Based on that evaluation, the Corporation’s management, including the chief executive officer and chief financial officer, concluded that the Corporation’s disclosure controls and procedures were effective as of the evaluation date.

      Subsequent to the evaluation date, there have been no significant changes in the Corporation’s internal controls or in other factors that could significantly affect internal controls.

      In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as amended by Section 202 of the Sarbanes-Oxley Act of 2002, the Corporation is required to disclose the approval by the Audit Committee of the Board of Directors of non-audit services to be performed by Ernst & Young LLP, the Corporation’s independent auditors. Non-audit services are services other than those provided in connection with an audit or review of the financial statements. During the period covered by this filing, the Audit Committee approved non-audit services, including: (1) tax compliance assistance, (2) tax consultation, (3) expatriate services, consisting of tax support and compensation and administrative services, (4) residual actuarial services in Canada, Europe, Australia, and parts of Latin America and the Far East, (5) ongoing forensic accounting and expert services rendered in connection with a lawsuit filed in 2000 by Federal against an agent for failure to pay premiums, (6) payroll and accounting services outside of the United States and (7) employee benefit plan audits.

PART IV.

Item 15.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

      (a) 1.  Financial statements and 2.  Schedules

The financial statements and schedules listed in the accompanying index to financial statements and financial statement schedules are filed as part of this report.

3. Exhibits

The exhibits listed in the accompanying index to exhibits are filed as part of this report.

      (b) Reports on Form 8-K

The Registrant filed a current report on Form 8-K dated November 3, 2002 with respect to the announcement that, effective December 1, 2002, the Registrant had hired a new Chief Executive Officer, named a non-executive Chairman of the Board and appointed three senior executives as Vice Chairmen.

The Registrant filed a current report on Form 8-K on November 14, 2002 with respect to certifications of its Chief Executive Officer and Chief Financial Officer regarding Exchange Act filings.

The Registrant filed a current report on Form 8-K on December 9, 2002 with respect to Non-Employee Director Special Stock Option Agreements.

The Registrant filed a current report on Form 8-K on December 13, 2002 with respect to an underwriting agreement, a warrant agreement and a pledge agreement.

The Registrant filed a current report on Form 8-K on January 21, 2003 with respect to an employment agreement and change in control employment agreement entered into with the Registrant’s Chief Executive Officer.

      For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant’s Registration Statements on Form S-8 Nos. 33-29185 (filed June 7, 1989), 33-30020 (filed July 18, 1989), 33-49230 (filed July 2, 1992), 33-49232 (filed July 2, 1992), 333-09273 (filed July 31, 1996), 333-09275 (filed July 31, 1996), 333-58157 (filed June 30, 1998), 333-67347 (filed November 16, 1998), 333-36530 (filed May 8, 2000), 333-85462 (filed April 3, 2002), 333-90140 (filed June 10, 2002) and Post-Effective Amendment No. 2 to Form S-4 on Form S-8 No. 333-73073 (filed July 19, 1999):

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

THE CHUBB CORPORATION

(Registrant)
March 7, 2003

By	/s/ JOHN D. FINNEGAN

(John D. Finnegan President and
Chief Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOEL J. COHEN (Joel J. Cohen)	Chairman and Director	March 7, 2003

/s/ JOHN D. FINNEGAN (John D. Finnegan)	President, Chief Executive Officer and Director	March 7, 2003

/s/ ZOË BAIRD (Zoë Baird)	Director	March 7, 2003

/s/ JOHN C. BECK (John C. Beck)	Director	March 7, 2003

/s/ SHEILA P. BURKE (Sheila P. Burke)	Director	March 7, 2003

/s/ JAMES I. CASH, JR. (James I. Cash, Jr.)	Director	March 7, 2003

/s/ JAMES M. CORNELIUS (James M. Cornelius)	Director	March 7, 2003

/s/ DAVID H. HOAG (David H. Hoag)	Director	March 7, 2003

(Klaus J. Mangold)	Director	March 7, 2003

Signature	Title	Date

/s/ WARREN B. RUDMAN (Warren B. Rudman)	Director	March 7, 2003

/s/ DAVID G. SCHOLEY (David G. Scholey)	Director	March 7, 2003

/s/ RAYMOND G.H. SEITZ (Raymond G.H. Seitz)	Director	March 7, 2003

/s/ LAWRENCE M. SMALL (Lawrence M. Small)	Director	March 7, 2003

/s/ KAREN HASTIE WILLIAMS (Karen Hastie Williams)	Director	March 7, 2003

/s/ JAMES M. ZIMMERMAN (James M. Zimmerman)	Director	March 7, 2003

/s/ ALFRED W. ZOLLAR (Alfred W. Zollar)	Director	March 7, 2003

/s/ MICHAEL O’REILLY (Michael O’Reilly)	Vice Chairman and Chief Financial Officer	March 7, 2003

/s/ HENRY B. SCHRAM (Henry B. Schram)	Senior Vice President and Chief Accounting Officer	March 7, 2003

I, John D. Finnegan, certify that:

1.  I have reviewed this annual report on Form 10-K of The Chubb Corporation;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003

/s/ JOHN D. FINNEGAN

John D. Finnegan
President and Chief Executive Officer

I, Michael O’Reilly, certify that:

1.  I have reviewed this annual report on Form 10-K of The Chubb Corporation;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003

/s/ MICHAEL O’REILLY

Michael O’Reilly
Vice Chairman and Chief Financial Officer

REPORT OF MANAGEMENT

   Management is responsible for the integrity of the financial information included in this annual report and for ascertaining that such information presents fairly the financial position and operating results of the Corporation. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. Such statements include informed estimates and judgments of management for those transactions that are not yet complete or for which the ultimate effects cannot be precisely determined. Financial information presented elsewhere in this annual report is consistent with that in the financial statements.

   The accounting systems and internal accounting controls of the Corporation are designed to provide reasonable assurance that assets are safeguarded against losses from unauthorized use or disposition, that transactions are executed in accordance with management’s authorization and that the financial records are reliable for preparing financial statements and maintaining accountability for assets. Qualified personnel throughout the organization maintain and monitor these internal accounting controls on an ongoing basis. In addition, the Corporation’s Internal Audit Department systematically reviews these controls, evaluates their adequacy and effectiveness and reports thereon.

   The Corporation engages Ernst & Young LLP as independent auditors to audit its financial statements and express their opinion thereon. They have full access to each member of management in conducting their audits. Such audits are conducted in accordance with auditing standards generally accepted in the United States and include a review and evaluation of the system of internal accounting controls, tests of the accounting records and other auditing procedures they consider necessary to express their opinion on the consolidated financial statements.

   The Corporation’s accounting policies and internal controls are under the general oversight of the Board of Directors acting through its Audit Committee. This Committee is composed entirely of Directors who are not officers or employees of the Corporation. The Committee meets regularly with management, the internal auditors and the independent auditors to review the accounting principles and practices employed by the Corporation and to discuss auditing, internal control and financial reporting matters. Both the internal and independent auditors have, at all times, unrestricted access to the Audit Committee, without members of management present, to discuss the results of their audits, their evaluations of the adequacy of the Corporation’s internal accounting controls and the quality of the Corporation’s financial reporting, and any other matter that they believe should be brought to the attention of the Committee.

THE CHUBB CORPORATION

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

COVERED BY REPORT OF INDEPENDENT AUDITORS

(Item 15(a))

      All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

REPORT OF INDEPENDENT AUDITORS

ERNST & YOUNG LLP
5 Times Square
New York, New York 10036

The Board of Directors and Shareholders
The Chubb Corporation

      We have audited the accompanying consolidated balance sheets of The Chubb Corporation as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity, cash flows and comprehensive income for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Chubb Corporation at December 31, 2002 and 2001 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

February 28, 2003

THE CHUBB CORPORATION
Consolidated Statements of Income

	In Millions
	Years Ended December 31
	2002	2001	2000
Revenues

Premiums Earned	$8,085.3	$6,656.4	$6,145.9
Investment Income	997.3	982.8	957.2
Real Estate and Other Revenues	23.8	114.0	96.9
Realized Investment Gains	33.9	.8	51.5

TOTAL REVENUES	9,140.3	7,754.0	7,251.5

Claims and Expenses
Insurance Claims and Claim Expenses	6,064.6	5,357.4	4,127.7
Amortization of Deferred Policy Acquisition Costs	2,077.8	1,771.4	1,645.4
Other Insurance Operating Costs and Expenses	594.1	483.4	448.6
Real Estate and Other Expenses	101.4	110.1	87.9
Investment Expenses	24.7	14.1	13.7
Corporate Expenses	109.3	83.6	77.2

TOTAL CLAIMS AND EXPENSES	8,971.9	7,820.0	6,400.5

INCOME (LOSS) BEFORE FEDERAL AND FOREIGN INCOME TAX	168.4	(66.0)	851.0
Federal and Foreign Income Tax (Credit)	(54.5)	(177.5)	136.4

NET INCOME	$222.9	$111.5	$714.6

Net Income Per Share
Basic	$1.31	$.65	$4.10
Diluted	1.29	.63	4.01

See accompanying notes.

THE CHUBB CORPORATION
Consolidated Balance Sheets

	In Millions
	December 31
	2002	2001
Assets
Invested Assets
Short Term Investments	$1,756.7	$956.8
Fixed Maturities
Held-to-Maturity — Tax Exempt (market $850.7 and $1,282.5)	794.9	1,218.5
Available-for-Sale
Tax Exempt (cost $8,449.2 and $8,053.8)	9,082.9	8,372.9
Taxable (cost $8,112.5 and $6,408.2)	8,385.7	6,525.3
Equity Securities (cost $998.3 and $757.9)	992.2	710.4

TOTAL INVESTED ASSETS	21,012.4	17,783.9

Cash	41.9	25.8
Securities Lending Collateral	1,354.8	417.5
Accrued Investment Income	246.9	247.7
Premiums Receivable	2,040.6	1,692.8
Reinsurance Recoverable on Unpaid Claims and Claim Expenses	4,071.5	4,505.2
Prepaid Reinsurance Premiums	479.3	340.8
Deferred Policy Acquisition Costs	1,150.0	928.8
Real Estate Assets	602.9	646.6
Investments in Partially Owned Companies	266.7	386.2
Deferred Income Tax	612.5	674.8
Goodwill	467.4	467.4
Other Assets	1,767.5	1,331.5

TOTAL ASSETS	$34,114.4	$29,449.0

Liabilities
Unpaid Claims and Claim Expenses	$16,713.1	$15,514.9
Unearned Premiums	5,049.9	3,916.2
Securities Lending Payable	1,354.8	417.5
Short Term Debt	—	199.0
Long Term Debt	1,959.1	1,351.0
Dividend Payable to Shareholders	59.9	57.8
Accrued Expenses and Other Liabilities	2,118.4	1,467.3

TOTAL LIABILITIES	27,255.2	22,923.7

Commitments and Contingent Liabilities (Notes 9 and 15)

Shareholders’ Equity
Preferred Stock — Authorized 4,000,000 Shares; $1 Par Value; Issued — None	—	—
Common Stock — Authorized 600,000,000 Shares; $1 Par Value; Issued 180,296,834 and 180,131,238 Shares	180.3	180.1
Paid-In Surplus	445.4	527.0
Retained Earnings	6,352.5	6,369.3
Accumulated Other Comprehensive Income
Unrealized Appreciation of Investments, Net of Tax	585.5	252.6
Foreign Currency Translation Losses, Net of Tax	(56.5)	(73.0)
Receivable from Employee Stock Ownership Plan	(34.1)	(48.9)
Treasury Stock, at Cost — 9,095,162 and 10,059,857 Shares	(613.9)	(681.8)

TOTAL SHAREHOLDERS’ EQUITY	6,859.2	6,525.3

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$34,114.4	$29,449.0

See accompanying notes.

THE CHUBB CORPORATION
Consolidated Statements of Shareholders’ Equity

	In Millions
	Years Ended December 31
	2002	2001	2000

Preferred Stock
Balance, Beginning and End of Year	$—	$—	$—

Common Stock
Balance, Beginning of Year	180.1	178.8	177.3
Share Activity under Option and Incentive Plans	.2	1.3	1.5

Balance, End of Year	180.3	180.1	178.8

Paid-In Surplus
Balance, Beginning of Year	527.0	466.0	418.4
Issuance of Equity Units	(64.9)	—	—
Share Activity under Option and Incentive Plans	(16.7)	61.0	47.6

Balance, End of Year	445.4	527.0	466.0

Retained Earnings
Balance, Beginning of Year	6,369.3	6,492.6	6,008.6
Net Income	222.9	111.5	714.6
Dividends Declared (per share $1.40, $1.36 and $1.32)	(239.7)	(234.8)	(230.6)

Balance, End of Year	6,352.5	6,369.3	6,492.6

Unrealized Appreciation (Depreciation) of Investments
Balance, Beginning of Year	252.6	220.1	(112.6)
Change During Year, Net of Tax	332.9	32.5	332.7

Balance, End of Year	585.5	252.6	220.1

Foreign Currency Translation Losses
Balance, Beginning of Year	(73.0)	(68.5)	(44.8)
Change During Year, Net of Tax	16.5	(4.5)	(23.7)

Balance, End of Year	(56.5)	(73.0)	(68.5)

Receivable from Employee Stock Ownership Plan
Balance, Beginning of Year	(48.9)	(62.5)	(74.9)
Principal Repayments	14.8	13.6	12.4

Balance, End of Year	(34.1)	(48.9)	(62.5)

Treasury Stock, at Cost
Balance, Beginning of Year	(681.8)	(244.8)	(100.2)
Repurchase of Shares	(99.4)	(555.6)	(242.3)
Share Activity under Option and Incentive Plans	167.3	118.6	97.7

Balance, End of Year	(613.9)	(681.8)	(244.8)

TOTAL SHAREHOLDERS’ EQUITY	$6,859.2	$6,525.3	$6,981.7

See accompanying notes.

THE CHUBB CORPORATION
Consolidated Statements of Cash Flows

	In Millions
	Years Ended December 31
	2002	2001	2000

Cash Flows from Operating Activities
Net Income	$222.9	$111.5	$714.6
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Increase in Unpaid Claims and Claim Expenses, Net	1,631.9	958.4	302.5
Increase in Unearned Premiums, Net	962.0	305.1	187.3
Increase in Premiums Receivable	(347.8)	(283.0)	(175.1)
Increase in Deferred Policy Acquisition Costs	(212.5)	(86.8)	(62.3)
Deferred Income Tax Credit	(126.7)	(189.9)	(25.3)
Depreciation	103.1	95.1	84.4
Realized Investment Gains	(33.9)	(.8)	(51.5)
Other, Net	183.1	109.6	(18.6)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,382.1	1,019.2	956.0

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturities — Available-for-Sale	5,481.8	4,581.5	2,180.8
Proceeds from Maturities of Fixed Maturities	1,165.0	1,246.2	741.6
Proceeds from Sales of Equity Securities	387.3	458.1	453.5
Proceeds from Sale of Interest in Associated Aviation Underwriters, Inc.	—	—	55.0
Purchases of Fixed Maturities	(8,322.2)	(6,307.2)	(3,463.3)
Purchases of Equity Securities	(467.7)	(374.6)	(579.4)
Purchase of Investment in Partially Owned Company	—	(276.5)	—
Decrease (Increase) in Short Term Investments, Net	(799.9)	(351.2)	125.5
Purchases of Property and Equipment, Net	(141.9)	(185.2)	(138.7)
Other, Net	54.2	44.0	1.5

NET CASH USED IN INVESTING ACTIVITIES	(2,643.4)	(1,164.9)	(623.5)

Cash Flows from Financing Activities
Increase (Decrease) in Short Term Debt, Net	(199.0)	199.0	—
Proceeds from Issuance of Long Term Debt	600.0	600.0	—
Repayment of Long Term Debt	(7.9)	(2.8)	(5.4)
Increase (Decrease) in Funds Held under Deposit Contracts	118.6	(8.5)	8.3
Proceeds from Issuance of Common Stock Under Incentive and Purchase Plans	106.0	146.8	119.3
Repurchase of Shares	(99.4)	(555.6)	(242.3)
Dividends Paid to Shareholders	(237.6)	(234.8)	(229.0)
Other, Net	(3.3)	5.0	16.3

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	277.4	149.1	(332.8)

Net Increase (Decrease) in Cash	16.1	3.4	(.3)
Cash at Beginning of Year	25.8	22.4	22.7

CASH AT END OF YEAR	$41.9	$25.8	$22.4

Consolidated Statements of Comprehensive Income
Net Income	$222.9	$111.5	$714.6

Other Comprehensive Income
Change in Unrealized Appreciation or Depreciation of
Investments, Net of Tax	332.9	32.5	332.7
Foreign Currency Translation Gains (Losses), Net of Tax	16.5	(4.5)	(23.7)

	349.4	28.0	309.0

COMPREHENSIVE INCOME	$572.3	$139.5	$1,023.6

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

(a) Basis of Presentation

   The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of The Chubb Corporation (Corporation) and its subsidiaries. Significant intercompany transactions have been eliminated in consolidation.

   The consolidated financial statements include amounts based on informed estimates and judgments of management for those transactions that are not yet complete or for which the ultimate effects cannot be precisely determined. Such estimates and judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   The Corporation is a holding company with subsidiaries principally engaged in the property and casualty insurance business. The property and casualty insurance subsidiaries underwrite most lines of property and casualty insurance in the United States, Canada, Europe, Australia and parts of Latin America and the Far East. The geographic distribution of property and casualty business in the United States is broad with a particularly strong market presence in the Northeast.

   Chubb Financial Solutions (CFS) was organized by the Corporation in 2000 to develop and provide customized risk-financing services through both the capital and insurance markets. Since its inception, CFS’s non-insurance business has been primarily structured credit derivatives, principally as a counterparty in portfolio credit default swap contracts. Insurance and reinsurance solutions developed by CFS are written by the Corporation’s property and casualty insurance subsidiaries.

   Certain amounts in the consolidated financial statements for prior years have been reclassified to conform with the 2002 presentation.

(b) Invested Assets

   Short term investments, which have an original maturity of one year or less, are carried at amortized cost.

   Fixed maturities, which include bonds and redeemable preferred stocks, are purchased to support the investment strategies of the Corporation and its insurance subsidiaries. These strategies are developed based on many factors including rate of return, maturity, credit risk, tax considerations and regulatory requirements. Fixed maturities that may be sold prior to maturity to support the investment strategies of the Corporation and its insurance subsidiaries are classified as available-for-sale and carried at market value as of the balance sheet date. Those fixed maturities that the Corporation and its insurance subsidiaries have the ability and positive intent to hold to maturity are classified as held-to-maturity and carried at amortized cost.

   Premiums and discounts arising from the purchase of mortgage-backed securities are amortized using the interest method over the estimated remaining term of the securities, adjusted for anticipated prepayments.

   Equity securities include common stocks, non-redeemable preferred stocks and alternative investments, primarily investment partnerships. Common and non-redeemable preferred stocks are carried at market value as of the balance sheet date. Investment partnerships are carried at the equity in the estimated market value of the investments held by the partnerships.

   Unrealized appreciation or depreciation of investments carried at market value is excluded from net income and credited or charged, net of applicable deferred income tax, directly to a separate component of comprehensive income.

   Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold and are credited or charged to income. When the market value of any investment is lower than its cost and such decline is determined to be other than temporary, the cost of the investment is written down to market value and the amount of the writedown is charged to income as a realized investment loss.

   The property and casualty insurance subsidiaries engage in securities lending whereby certain securities from their portfolios are loaned to other institutions for short periods of time. Cash collateral from the borrower, equal to the market value of the loaned securities plus accrued interest, is deposited with a lending agent and retained and invested by the lending agent in accordance with the Corporation’s guidelines to generate additional income, which the property and casualty insurance subsidiaries share with the borrower. The property and casualty insurance subsidiaries maintain full ownership rights to the securities loaned and, accordingly, such securities are included in invested assets. The securities lending collateral is recognized as an asset with a corresponding liability for the obligation to return the collateral.

(c) Premium Revenues and Related Expenses

   Premiums are earned on a monthly pro rata basis over the terms of the policies and include estimates of audit premiums and premiums on retrospectively rated policies. Assumed reinsurance premiums are earned over the terms of the reinsurance contracts. Unearned premiums represent the portion of direct and assumed premiums written applicable to the unexpired terms of the policies and reinsurance contracts in force.

   Ceded reinsurance premiums are charged to income over the terms of the reinsurance contracts. Prepaid reinsurance premiums represent the portion of insurance premiums ceded to reinsurers applicable to the unexpired terms of the reinsurance contracts in force.

   Reinsurance reinstatement premiums are recognized in the same period as the loss event that gave rise to the reinstatement premiums.

   Acquisition costs that vary with and are primarily related to the production of business are deferred by major product groups and amortized over the period in which the related premiums are earned. Such costs include commissions, premium taxes and certain other underwriting and policy issuance costs. Commissions received related to reinsurance premiums ceded are considered in determining net acquisition costs eligible for deferral. Deferred policy acquisition costs are reviewed to determine that they do not exceed recoverable amounts, after considering anticipated investment income.

(d) Unpaid Claims and Claim Expenses

   Liabilities for unpaid claims and claim expenses include the accumulation of individual case estimates for claims reported as well as estimates of incurred but not reported claims and estimates of claim settlement expenses, less estimates of anticipated salvage and subrogation recoveries.

   Reinsurance recoverable on unpaid claims and claim expenses represent estimates of the portion of such liabilities that will be recovered from reinsurers. Amounts recoverable from reinsurers are recognized as assets at the same time and in a manner consistent with the unpaid claims liabilities associated with the reinsured policies. A provision for estimated uncollectible reinsurance is recorded based on an evaluation of all available information.

   Estimates are based upon past claim experience modified for current trends as well as prevailing economic, legal and social conditions. Such estimates are continually reviewed and updated. Any changes in estimates are reflected in operating results in the period in which the estimates are changed.

(e) Credit Derivatives

   Credit derivatives, principally portfolio credit default swaps, are carried at estimated fair value as of the balance sheet date. Changes in fair value are recognized in income in the period of the change and are included in other revenues. Assets and liabilities related to credit derivatives are included in other assets and other liabilities.

(f) Real Estate

   Real estate properties are carried at cost, net of writedowns for impairment. Real estate taxes, interest and other carrying costs incurred prior to completion of the assets for their intended use are capitalized. Also, costs incurred during the initial leasing of income producing properties are capitalized until the project is substantially complete, subject to a maximum time period subsequent to completion of major construction activity.

   Real estate properties are reviewed for impairment whenever events or circumstances indicate that the carrying value of such properties may not be recoverable. In performing the review for recoverability of carrying value, estimates are made of the future undiscounted cash flows from each of the properties during the period the property will be held and upon its eventual disposition. If the expected future undiscounted cash flows are less than the carrying value of any property, an impairment loss is recognized, resulting in a writedown of the carrying value of the property. Measurement of such impairment is based on the fair value of the property.

   Real estate mortgages and notes receivable are carried at unpaid principal balances less an allowance for uncollectible amounts. A loan is considered impaired when it is probable that all principal and interest amounts will not be collected according to the contractual terms of the loan agreement. An allowance for uncollectible amounts is established to recognize any such impairment. Measurement of impairment is based on the discounted expected future cash flows of the loan, subject to the estimated fair value of the underlying collateral. The cash flows are discounted at the loan’s effective interest rate.

   Rental revenues are recognized on a straight-line basis over the term of the lease. Profits on land, residential unit and commercial building sales are recognized at closing, subject to compliance with applicable accounting guidelines.

(g) Investments in Partially Owned Companies

   Investments in partially owned companies include the Corporation’s minority ownership interest in entities where its ownership interest is greater than 20% but less than 50% and in corporate joint ventures. The equity method of accounting is used for investments in partially owned companies.

   At December 31, 2002 and 2001, investments in partially owned companies included the Corporation’s 19% interest in Allied World Assurance Holdings, Ltd. At December 31, 2001, investments in partially owned companies also included the Corporation’s 28% interest in Hiscox plc. During 2002, the Corporation’s interest in Hiscox was reduced to below 20%. Accordingly, at December 31, 2002, the investment in Hiscox was included in equity securities.

(h) Goodwill

   Goodwill represents the excess of the purchase price over the fair value of net assets of subsidiaries acquired. Prior to 2002, goodwill was amortized using the straight-line method over 26 years. Effective January 1, 2002, goodwill is no longer amortized (see Note (2)(a)).

(i) Property and Equipment

   Property and equipment used in operations, including certain costs incurred to develop or obtain computer software for internal use, are capitalized and carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

(j) Income Taxes

   The Corporation and its domestic subsidiaries file a consolidated federal income tax return.

   Deferred income tax assets and liabilities are recognized for the expected future tax effects attributable to temporary differences between the financial reporting and tax bases of assets and liabilities, based on enacted tax rates and other provisions of tax law. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in income in the period in which such change is enacted. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that all or some portion of the deferred tax assets will not be realized.

   The Corporation does not consider the earnings of its foreign subsidiaries to be permanently reinvested. Accordingly, U.S. federal income taxes are accrued on undistributed earnings of foreign subsidiaries.

(k) Stock-Based Employee Compensation

   The intrinsic value method of accounting is used for stock-based employee compensation plans. Under the intrinsic value method, compensation cost is measured as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock.

   The following information illustrates the effect on net income and earnings per share as if the Corporation had accounted for stock-based employee compensation using the fair value method. Under the fair value method, the estimated fair value of awards at the grant date would be charged against income on a straight-line basis over the vesting period.

	Years Ended December 31

	2002	2001	2000

	(in millions, except
	per share amounts)
Net income, as reported	$222.9	$111.5	$714.6
Add: stock-based employee compensation expense included in reported net income, net of tax	14.5	16.9	7.4
Deduct: stock-based employee compensation expense determined under the fair value method, net of tax	(69.0)	(62.7)	(52.4)

Pro forma net income	$168.4	$65.7	$669.6

Earnings per share
Basic, as reported	$1.31	$.65	$4.10
Basic, pro forma	.99	.38	3.84

Diluted, as reported	1.29	.63	4.01
Diluted, pro forma	.97	.37	3.76

   The weighted average fair value of the awards granted during 2002, 2001 and 2000 was $17.91, $18.22 and $11.98, respectively. The fair value of each award was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions.

	2002	2001	2000

Risk-free interest rate	4.3%	4.7%	6.7%
Expected volatility	27.0%	25.7%	21.9%
Dividend yield	2.0%	1.9%	2.7%
Expected average term (in years)	5.0	5.5	5.5

   Effective January 1, 2003, the accounting for stock-based employee compensation plans will change (see Note (1)(n)).

(l) Foreign Exchange

   Assets and liabilities relating to foreign operations are translated into U.S. dollars using current exchange rates as of the balance sheet date. Revenues and expenses are translated into U.S. dollars using the average exchange rates during the year.

   The functional currency of foreign operations is generally the currency of the local operating environment since business is primarily transacted in such local currency. Translation gains and losses, net of applicable income tax, are excluded from net income and are credited or charged directly to a separate component of comprehensive income.

(m)	Cash Flow Information

   In the statement of cash flows, short term investments are not considered to be cash equivalents. The effect of changes in foreign exchange rates on cash balances was immaterial.

(n) Accounting Pronouncements Not Yet Adopted

   Beginning January 1, 2003, the Corporation intends to adopt the fair value method of accounting for stock-based employee compensation plans, which is the method of accounting defined in Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Under the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period.

   In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting. The Corporation plans to use the modified prospective method of transition. Under this method, stock-based employee compensation cost will be recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 15, 1994. Prior period financial statements will not be restated. The adoption of the fair value method of accounting for stock-based employee compensation plans is expected to decrease the Corporation’s net income in 2003 by approximately $55 million.

(2) Adoption of New Accounting Pronouncements

   (a) Effective January 1, 2002, the Corporation adopted SFAS No. 142, Goodwill and Other Intangible Assets. The Statement addresses how intangible assets should be accounted for upon their acquisition and how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. In accordance with SFAS No. 142, goodwill is no longer amortized but rather is tested at least annually for impairment. SFAS No. 142 may not be applied retroactively to financial statements of prior periods.

   During 2002, the Corporation completed a transitional goodwill impairment test and an annual goodwill impairment test. As a result of the tests, management determined that there was no impairment of goodwill.

   Adoption of SFAS No. 142 as of January 1, 2000 would have increased net income for both 2001 and 2000 by $19.9 million or $0.11 per basic and diluted share.

   (b) In Emerging Issues Task Force (EITF) Issue No. 02-3, Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities, the FASB staff expressed the view that an entity should not recognize an unrealized gain or loss at inception of a derivative instrument unless the fair market value of that instrument is obtained from a quoted market price in an active market or is otherwise evidenced by comparison to other observable current market transactions or based on a valuation technique incorporating observable market data. The Corporation has concluded that the valuation techniques that it uses to determine the fair value of credit default swaps do not meet the new criteria. The Corporation adopted EITF Issue No. 02-3 effective November 22, 2002. The adoption of EITF Issue No. 02-3 relating to unrealized gains or losses at inception of a derivative instrument did not have a significant effect on the Corporation’s financial position or results of operations.

(3) Acquisitions and Dispositions

   (a) In November 2001, the Corporation acquired a 19% interest in Allied World Assurance Holdings, Ltd, a newly formed Bermuda-based company, for approximately $250 million. Allied World Assurance was established to underwrite insurance and reinsurance business worldwide.

   (b) In September 2000, the Corporation sold its 50% interest in Associated Aviation Underwriters, Inc. (AAU). The consideration from the sale was $65 million, consisting of a base purchase price of $55 million and a non-compete payment of $10 million.

(4)	Significant Losses

   (a) In the third quarter of 2002, the Corporation’s actuaries and outside actuarial consultants commenced their periodic ground-up exposure based analysis of the property and casualty insurance subsidiaries’ asbestos related liabilities. Upon completion of the analysis and assessment of the results, the net loss reserves of the property and casualty insurance subsidiaries were increased by $625 million. In the fourth quarter, the estimate of reinsurance recoverable on potential asbestos claims was reduced, resulting in an additional increase of $75 million in the net loss reserves. The property and casualty insurance subsidiaries’ asbestos related exposure is further discussed in Note (9).

   (b) In the fourth quarter of 2001, surety bond losses of $220 million, net of reinsurance, were recognized related to the bankruptcy of Enron Corp. The surety losses represented the maximum exposure of the property and casualty insurance subsidiaries relating to bonds issued to various obligees in connection with Enron commitments. Certain of these bonds were the subject of litigation. As of the end of 2002, the litigation was settled, resulting in an $88 million reduction in surety loss reserves.

   (c) In the third quarter of 2001, net costs of $645 million were incurred related to the September 11 attack in the United States. The net costs consisted of estimated net claims and claim expenses of $665 million less net reinsurance reinstatement premium revenue of $30 million plus a $10 million charge for the Corporation’s share of the losses publicly estimated by Hiscox.

   Gross claims and claim expenses of the property and casualty insurance subsidiaries from the September 11 attack are estimated at about $3.2 billion. Most of the claims were from property exposure and business interruption losses. There were also significant workers’ compensation losses. The net claims and claim expenses of $665 million were significantly lower than the gross amount due to various reinsurance agreements. The property exposures were protected by facultative reinsurance, property per risk treaties that limited the net loss per risk, and property catastrophe treaties. Workers’ compensation losses were protected by a casualty catastrophe treaty and a casualty clash treaty.

   Business interruption claims from the September 11 attack will take some time to resolve, while potential liability claims could take years to resolve. Also, certain reinsurers are questioning the interpretation and/or application of some provisions of the property per risk reinsurance agreements. The questions that have been raised generally involve the applicable limit of reinsurance coverage available, the definition of what constitutes one risk, the accumulation of exposure in the various buildings destroyed or damaged and adherence to underwriting guidelines. Management has responded to these questions and is continuing discussions with the reinsurers. Most of the reinsurers are paying, although some are reserving their rights as they continue to discuss their open issues. One reinsurer is withholding payments pending the resolution of the questions raised. Management believes that the Corporation’s position is strong and that either the responses to the reinsurers’ questions will ultimately satisfy them or the Corporation will prevail in arbitration should that become necessary.

   The loss reserve estimates related to the September 11 attack are subject to considerable uncertainty. However, management continues to believe that, whether the open issues are resolved with the reinsurers through discussions or through arbitration proceedings, the estimate of the net costs related to the September 11 attack is reasonable. It is possible that the estimate of ultimate gross losses related to the September 11 attack, as well as the collectibility of related reinsurance recoverables, may change in the future, and that the change in estimate could have a material effect on the Corporation’s results of operations. However, management does not expect that any such change would have a material effect on the Corporation’s financial condition or liquidity.

(5) Invested Assets and Related Income

   (a) The amortized cost and estimated market value of fixed maturities were as follows:

	December 31

	2002				2001

		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Appreciation	Depreciation	Value	Cost	Appreciation	Depreciation	Value

	(in millions)
Held-to-maturity — Tax exempt	$794.9	$55.8	$—	$850.7	$1,218.5	$64.0	$—	$1,282.5

Available-for-sale
Tax exempt	8,449.2	637.6	3.9	9,082.9	8,053.8	334.0	14.9	8,372.9

Taxable
U.S. Government and government agency and authority obligations	1,184.1	59.1	—	1,243.2	660.0	24.9	—	684.9
Corporate bonds	1,978.3	108.0	42.6	2,043.7	2,009.4	57.5	28.7	2,038.2
Foreign bonds	2,185.5	100.5	8.2	2,277.8	1,581.9	44.3	.6	1,625.6
Mortgage-backed securities	2,719.1	80.0	23.7	2,775.4	2,111.8	35.6	17.0	2,130.4
Redeemable preferred stocks	45.5	.1	—	45.6	45.1	1.1	—	46.2

	8,112.5	347.7	74.5	8,385.7	6,408.2	163.4	46.3	6,525.3

Total available-for-sale	16,561.7	985.3	78.4	17,468.6	14,462.0	497.4	61.2	14,898.2

Total fixed maturities	$17,356.6	$1,041.1	$78.4	$18,319.3	$15,680.5	$561.4	$61.2	$16,180.7

   The amortized cost and estimated market value of fixed maturities at December 31, 2002 by contractual maturity were as follows:

		Estimated
	Amortized	Market
	Cost	Value

	(in millions)
Held-to-maturity
Due in one year or less	$51.1	$52.0
Due after one year through five years	428.0	458.1
Due after five years through ten years	182.5	195.6
Due after ten years	133.3	145.0

	$794.9	$850.7

Available-for-sale
Due in one year or less	$561.0	$562.3
Due after one year through five years	3,439.3	3,639.5
Due after five years through ten years	5,567.2	5,977.1
Due after ten years	4,275.1	4,514.3

	13,842.6	14,693.2

Mortgage-backed securities	2,719.1	2,775.4

	$16,561.7	$17,468.6

Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations.

   (b) The components of unrealized appreciation or depreciation of investments carried at market value were as follows:

	December 31

	2002	2001

	(in millions)
Equity securities
Gross unrealized appreciation	$28.6	$20.7
Gross unrealized depreciation	34.7	68.2

	(6.1)	(47.5)

Fixed maturities
Gross unrealized appreciation	985.3	497.4
Gross unrealized depreciation	78.4	61.2

	906.9	436.2

	900.8	388.7
Deferred income tax liability	315.3	136.1

	$585.5	$252.6

   The change in unrealized appreciation or depreciation of investments carried at market value was as follows:

	Years Ended December 31

	2002	2001	2000

	(in millions)
Change in unrealized appreciation or depreciation of equity securities	$41.4	$(38.3)	$(63.4)
Change in unrealized appreciation or depreciation of fixed maturities	470.7	88.3	514.7

	512.1	50.0	451.3
Deferred income tax	179.2	17.5	158.0
Decrease in valuation allowance	—	—	(39.4)

	$332.9	$32.5	$332.7

   The unrealized appreciation of fixed maturities carried at amortized cost is not reflected in the financial statements. The change in unrealized appreciation of fixed maturities carried at amortized cost was a decrease of $8.2 million, a decrease of $4.6 million and an increase of $9.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

   (c) The sources of net investment income were as follows:

	Years Ended December 31

	2002	2001	2000

	(in millions)
Fixed maturities	$958.5	$921.8	$895.4
Equity securities	14.4	25.6	23.5
Short term investments	21.6	34.8	38.5
Other	2.8	.6	(.2)

Gross investment income	997.3	982.8	957.2
Investment expenses	24.7	14.1	13.7

	$972.6	$968.7	$943.5

   (d) Realized investment gains and losses were as follows:

	Years Ended December 31

	2002	2001	2000

	(in millions)
Gross realized investment gains
Fixed maturities	$125.0	$56.9	$48.2
Equity securities	122.7	81.6	94.0
Sale of AAU	—	—	44.9

	247.7	138.5	187.1

Gross realized investment losses
Fixed maturities	108.6	57.7	40.5
Equity securities	105.2	80.0	95.1

	213.8	137.7	135.6

Realized investment gains	33.9	.8	51.5
Income tax	11.9	.3	18.0

	$22.0	$.5	$33.5

(6) Deferred Policy Acquisition Costs

   Policy acquisition costs deferred and the related amortization charged against income were as follows:

	Years Ended December 31

	2002	2001	2000

	(in millions)
Balance, beginning of year	$928.8	$842.0	$779.7

Costs deferred during year
Commissions and brokerage	1,236.1	950.9	869.0
Premium taxes and assessments	203.8	163.8	138.3
Salaries and operating costs	850.4	743.5	700.4

	2,290.3	1,858.2	1,707.7
Increase due to foreign exchange	8.7	—	—
Amortization during year	(2,077.8)	(1,771.4)	(1,645.4)

Balance, end of year	$1,150.0	$928.8	$842.0

(7)	Real Estate

   The components of real estate assets were as follows:

	December 31

	2002	2001

	(in millions)
Mortgages and notes receivable	$85.7	$97.7
Income producing properties	178.9	186.9
Construction in progress	34.0	51.8
Land under development and unimproved land	304.3	310.2

	$602.9	$646.6

   Substantially all mortgages and notes receivable are secured by buildings and land. Mortgages and notes receivable had an estimated aggregate fair value of $77.6 million and $89.0 million at December 31, 2002 and 2001, respectively. The fair value amounts represent point-in-time estimates that are not relevant in predicting future earnings or cash flows related to such receivables.

   Depreciation expense related to income producing properties was $4.5 million, $4.2 million and $4.0 million for 2002, 2001 and 2000, respectively.

(8) Property and Equipment

   Property and equipment included in other assets were as follows:

	December 31

	2002	2001

	(in millions)
Cost	$827.8	$727.0
Accumulated depreciation	338.7	279.8

	$489.1	$447.2

   Depreciation expense related to property and equipment was $98.6 million, $90.9 million and $80.4 million for 2002, 2001 and 2000, respectively.

(9) Unpaid Claims and Claim Expenses

   The process of establishing loss reserves is complex and imprecise as it is subject to variables that are influenced by significant judgmental factors. This is true because claim settlements to be made in the future will be impacted by changing rates of inflation, particularly medical cost inflation, and other economic conditions; changing legislative, judicial and social environments; and changes in the property and casualty insurance subsidiaries’ claim handling procedures.

   Most of the property and casualty insurance subsidiaries’ loss reserves relate to long tail liability classes of business. For many liability claims significant periods of time, ranging up to several years or more, may elapse between the occurrence of the loss, the reporting of the loss and the settlement of the claim. The longer the time span between the incidence of a loss and the settlement of the claim, the more the ultimate settlement amount can vary.

   Judicial decisions and legislative actions continue to broaden liability and policy definitions and to increase the severity of claim payments. As a result of this and other societal and economic developments, the uncertainties inherent in estimating ultimate claim costs on the basis of past experience have been exacerbated, further complicating the already complex loss reserving process.

   The uncertainties relating to asbestos and toxic waste claims on insurance policies written many years ago are further exacerbated by inconsistent court decisions as well as judicial interpretations and legislative actions that in some cases have tended to broaden coverage beyond the original intent of such policies and in others have expanded theories of liability. The industry as a whole is engaged in extensive litigation over these coverage and liability issues and is thus confronted with a continuing uncertainty in its efforts to quantify these exposures.

   Asbestos remains the most significant and difficult mass tort for the insurance industry in terms of claims volume and dollar exposure. Early court cases established the “continuous trigger” theory with respect to insurance coverage. Under this theory, insurance coverage is deemed to be triggered from the time a claimant is first exposed to asbestos until the manifestation of any disease. This interpretation of a policy trigger can involve insurance companies over many years and increases their exposure to liability.

   The property and casualty insurance subsidiaries’ most significant individual asbestos exposures involve products liability on the part of “traditional” defendants who manufactured, distributed or installed asbestos products for whom excess liability and/or general liability coverages were written. While these insureds are relatively few in number, such exposure has increased in recent years due to the increased volume of claims, the erosion of much of the underlying limits and the bankruptcies of target defendants.

   Other asbestos exposures involve non-product liability on the part of “peripheral” defendants, including a mix of manufacturers, distributors and installers of certain products that contain asbestos in small quantities and owners of properties on which asbestos exists. Generally, these insureds are named defendants on a regional rather than a nationwide basis. As the financial resources of traditional asbestos defendants have been depleted, plaintiffs are targeting these peripheral parties with greater frequency and, in many cases, for larger awards. In addition, the plaintiffs’ bar continues to solicit new claimants through extensive advertising and through asbestos medical screenings. Litigation is then initiated even though many of the claimants do not show any signs of asbestos-related disease. Thus, new asbestos claims and new exposures on existing claims have continued unabated despite the fact that usage of asbestos has declined since the mid-1970’s. Based on published projections, it is expected that the property and casualty insurance subsidiaries will continue receiving asbestos claims at the current rate for at least the next several years.

   Asbestos claims initially focused on the major manufacturers, distributors or installers of asbestos products under the products liability section of primary general liability policies as well as under excess liability policies, both of which typically had aggregate limits that capped an insurer’s liability. In recent years, a number of asbestos claims by insureds are being presented as “non-products” claims, such as those by installers of asbestos products and by property owners who allegedly had asbestos on their property, under the premises or operations section of primary general liability policies. Unlike products exposures, these non-products exposures typically had no aggregate limits, creating potentially greater exposure. Further, in an effort to seek additional insurance coverage, some insureds with installation activities who have substantially eroded their products coverage are presenting new asbestos claims as non-products operations claims or attempting to reclassify old products claims. The extent to which insureds will be liable under such theories and successful in obtaining coverage on this basis is uncertain.

   The expanded focus of asbestos litigation beyond asbestos manufacturers and distributors to installers and premises owners has created, in some instances, conflicts among insureds, primary insurers and excess insurers, mainly involving questions regarding allocation of indemnity and expense costs and exhaustion of policy limits. These issues are generating costly coverage litigation with the potential for inconsistent results.

   In establishing asbestos reserves, the exposure presented by each insured is evaluated. As part of this evaluation, consideration is given to the available insurance coverage; limits and deductibles; the potential role of other insurance, particularly underlying coverage below excess liability policies; and applicable coverage defenses, including asbestos exclusions.

   Significant uncertainty remains as to the ultimate liability of the property and casualty insurance subsidiaries related to asbestos related claims due to such factors as the long latency period between asbestos exposure and disease manifestation and the resulting potential for involvement of multiple policy periods for individual claims as well as the increase in the volume of claims by plaintiffs who claim exposure but who have no symptoms of asbestos-related disease and an increase in claims filed under the non-aggregate premises or operations section of general liability policies. There is also the possibility of federal legislation that would address the asbestos problem.

   Hazardous waste sites are another potential exposure. Under the federal “Superfund” law and similar state statutes, when potentially responsible parties (PRPs) fail to handle the clean-up at a site, regulators have the work done and then attempt to establish legal liability against the PRPs. Most PRPs named to date are parties who have been generators, transporters, past or present landowners or past or present site operators. The PRPs disposed of toxic materials at a waste dump site or transported the materials to the site. Insurance policies issued to PRPs were not intended to cover the clean-up costs of pollution and, in many cases, did not intend to cover the pollution itself.

   As the costs of environmental clean-up became substantial, PRPs and others increasingly filed claims with their insurance carriers. Litigation against insurers extends to issues of liability, coverage and other policy provisions.

   There is great uncertainty involved in estimating the property and casualty insurance subsidiaries’ liabilities related to these claims. First, the liabilities of the claimants are extremely difficult to estimate. At any given site, the allocation of remediation costs among governmental authorities and the PRPs varies greatly depending on a variety of factors. Second, different courts have addressed liability and coverage issues regarding pollution claims and have reached inconsistent conclusions in their interpretation of several issues. These significant uncertainties are not likely to be resolved definitively in the near future.

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

   A reconciliation of the beginning and ending liability for unpaid claims and claim expenses, net of reinsurance recoverable, and a reconciliation of the net liability to the corresponding liability on a gross basis is as follows:

	2002	2001	2000

	(in millions)
Gross liability, beginning of year	$15,514.9	$11,904.6	$11,434.7
Reinsurance recoverable, beginning of year	4,505.2	1,853.3	1,685.9

Net liability, beginning of year	11,009.7	10,051.3	9,748.8

Net incurred claims and claim expenses related to
Current year	5,274.9	5,552.9	4,357.7
Prior years	789.7	(195.5)	(230.0)

	6,064.6	5,357.4	4,127.7

Net payments for claims and claim expenses related to
Current year	1,348.2	1,605.3	1,342.5
Prior years	3,084.5	2,793.7	2,482.7

	4,432.7	4,399.0	3,825.2

Net liability, end of year	12,641.6	11,009.7	10,051.3
Reinsurance recoverable, end of year	4,071.5	4,505.2	1,853.3

Gross liability, end of year	$16,713.1	$15,514.9	$11,904.6

   The gross liability for unpaid claims and claim expenses and reinsurance recoverable included $2,062.6 million and $1,557.9 million, respectively, at December 31, 2002 and $2,775.2 million and $2,238.8 million, respectively, at December 31, 2001 related to the September 11 attack.

   During 2002, the property and casualty insurance subsidiaries experienced overall unfavorable development of $789.7 million on net unpaid claims and claim expenses established as of the previous year-end. This compares with favorable development of $195.5 million in 2001 and $230.0 million in 2000. Such development was reflected in operating results in these respective years.

   The unfavorable development in 2002 was due primarily to strengthening of asbestos and toxic waste loss reserves by $741 million during the year. In addition, unfavorable development of about $100 million was experienced in the homeowners class due to an increase in the severity of water damage and related mold claims. In the executive protection classes, adverse claim trends in the more recent accident years more than offset favorable loss experience in older accident years, resulting in unfavorable development of about $50 million in 2002. Offsetting the unfavorable development somewhat was the $88 million reduction in surety loss reserves related to the Enron settlement.

   The favorable development in 2001 and 2000 was due primarily to favorable claim experience in certain long tail liability coverages, offset in part by losses incurred related to asbestos and toxic waste claims.

   Management believes that the aggregate loss reserves of the property and casualty subsidiaries at December 31, 2002 were adequate to cover claims for losses that had occurred, including both those known and those yet to be reported. In establishing such reserves, management considers facts currently known and the present state of the law and coverage litigation. However, given the judicial decisions and legislative actions that have broadened the scope of coverage and expanded theories of liability in the past and the possibilities of similar interpretations in the future, particularly as they relate to asbestos claims and, to a lesser extent, toxic waste claims, additional increases in loss reserves may emerge in future periods. Such increases could have a material adverse effect on the Corporation’s future operating results. However, management does not expect that any such increases would have a material effect on the Corporation’s consolidated financial condition.

(10) Debt and Credit Arrangements

   (a) Short term debt at December 31, 2001 consisted of commercial paper issued by Chubb Capital Corporation (Chubb Capital), a wholly owned subsidiary of the Corporation. Borrowings were unsecured and on terms and at interest rates generally extended to prime borrowers.

   (b) Long term debt consisted of the following:

	December 31

	2002	2001

	(in millions)
Term loan	$—	$7.5
Mortgages	43.1	43.5
6 7/8% notes due February 1, 2003	100.0	100.0
6.15% notes due August 15, 2005	300.0	300.0
4% notes due November 16, 2007	600.0	—
7 1/8% notes due December 15, 2007	75.0	75.0
6% notes due November 15, 2011	400.0	400.0
6.60% debentures due August 15, 2018	100.0	100.0
8.675% capital securities due February 1, 2027	125.0	125.0
6.80% debentures due November 15, 2031	200.0	200.0

	1,943.1	1,351.0
Fair value of interest rate swap	16.0	—

	$1,959.1	$1,351.0

   The mortgages are obligations of the real estate subsidiaries and are payable in varying amounts monthly through 2010. At December 31, 2002, the interest rate for the mortgages payable approximated 8 1/2%. The mortgages payable are secured by real estate assets with a net book value of $76.9 million at December 31, 2002.

   In November 2002, the Corporation issued $600 million of unsecured 4% senior notes due November 16, 2007 and 24 million mandatorily exercisable warrants to purchase the Corporation’s common stock. The notes and warrants were issued together in the form of 7% equity units. The net proceeds from the issuance of the equity units were $582 million.

   Each equity unit initially represents one warrant and $25 principal amount of senior notes. The notes are pledged by the holders to secure their obligations under the warrants. The Corporation will make quarterly interest payments to the holders of the notes initially at a rate of 4% per year. In August 2005, the notes will be remarketed. At that time, the remarketing agent will have the ability to reset the interest rate on the notes in order to generate sufficient remarketing proceeds to satisfy the holder’s obligation under the warrant. If the senior notes are not successfully remarketed, the Corporation will exercise its rights as a secured party to obtain and extinguish the notes and deliver its common stock to the holders pursuant to the warrants. The warrants are further described in Note (20)(c).

   The 6 7/8% notes were obligations of Chubb Capital and were paid when due. The 6.15% notes, the 6% notes, the 6.60% debentures and the 6.80% debentures are all unsecured obligations of the Corporation.

   The 7 1/8% notes are obligations of Chubb Executive Risk Inc., a wholly owned subsidiary, and are fully and unconditionally guaranteed by the Corporation.

   Executive Risk Capital Trust, wholly owned by Chubb Executive Risk, has outstanding $125 million of 8.675% capital securities. The Trust in turn used the proceeds from the issuance of the capital securities to acquire $125 million of Chubb Executive Risk 8.675% junior subordinated deferrable interest debentures due February 1, 2027. The sole assets of the Trust are the debentures. The debentures and the related income effects are eliminated in the consolidated financial statements. The capital securities are subject to mandatory redemption on February 1, 2027, upon repayment of the debentures. The capital securities are also subject to mandatory redemption in certain other specified circumstances beginning in 2007 at a redemption price that includes a make whole premium through 2017 and at par thereafter. Chubb Executive Risk has the right, at any time, to defer payments of interest on the debentures and hence distributions on the capital securities for a period not exceeding ten consecutive semi-annual periods up to the maturity dates of the respective securities. During any such period, interest will continue to accrue and Chubb Executive Risk may not declare or pay any dividends to the Corporation. The capital securities are unconditionally and on a subordinated basis guaranteed by the Corporation.

   The Corporation is a party to a cancelable interest rate swap agreement with a notional amount of $125.0 million that replaces the fixed rate of the capital securities with the 3-month LIBOR rate plus 204 basis points. The swap agreement provides only for the exchange of interest on the notional amount. The interest rate swap matures in February 2027. The fair value of the swap at December 31, 2002 was an asset of $16.0 million, included in other assets, which has been offset by a corresponding increase to long term debt.

   The amounts of long term debt due annually during the five years subsequent to December 31, 2002 are as follows:

Years Ending
December 31	Mortgages	Notes	Total

	(in millions)
2003	$.4	$100.0	$100.4
2004	.4	—	.4
2005	.6	300.0	300.6
2006	.6	—	.6
2007	.7	675.0	675.7

   (c) Interest costs of $83.8 million, $55.0 million and $52.9 million were incurred in 2002, 2001 and 2000, respectively. Interest paid was $85.0 million, $55.5 million and $52.7 million in 2002, 2001 and 2000, respectively.

   (d) In June 2002, the Corporation entered into two credit agreements with a group of banks that provide for unsecured borrowings of up to $500 million in the aggregate. The $250 million short term revolving credit facility terminates on June 27, 2003 and may be renewed or replaced. The $250 million medium term revolving credit facility terminates on June 28, 2007. On the respective termination dates for these agreements, any loans then outstanding become payable. There have been no borrowings under these agreements. Various interest rate options are available to the Corporation, all of which are based on market interest rates. The Corporation pays a fee to have these credit facilities available. These facilities replaced, on substantially the same terms, $500 million of revolving credit facilities that were to expire in July 2002. Unused credit facilities are available for general corporate purposes and to support Chubb Capital’s commercial paper borrowing arrangement.

(11) Reinsurance

   In the ordinary course of business, the Corporation’s insurance subsidiaries assume and cede reinsurance with other insurance companies and are members of various pools and associations. Reinsurance is ceded to provide greater diversification of risk and to limit the maximum net loss potential arising from large or concentrated risks. A large portion of the reinsurance is effected under contracts known as treaties and in some instances by negotiation on individual risks. Certain of these arrangements consist of excess of loss and catastrophe contracts that protect against losses over stipulated amounts arising from any one occurrence or event.

   Ceded reinsurance contracts do not relieve the insurance subsidiaries from their primary obligation to their policyholders. Thus, a credit exposure exists with respect to reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance contracts. The Corporation evaluates the financial condition of its reinsurers on an ongoing basis to minimize its exposure to losses from reinsurer insolvencies.

   Premiums earned and insurance claims and claim expenses are reported net of reinsurance in the consolidated statements of income.

   The effect of reinsurance on the premiums written and earned of the property and casualty insurance subsidiaries was as follows:

	Years Ended December 31

	2002	2001	2000

	(in millions)
Direct premiums written	$9,799.3	$7,534.3	$6,741.6
Reinsurance assumed	806.1	525.2	384.4
Reinsurance ceded	(1,558.1)	(1,098.0)	(792.8)

Net premiums written	$9,047.3	$6,961.5	$6,333.2

Direct premiums earned	$8,743.8	$7,125.8	$6,550.2
Reinsurance assumed	761.8	533.9	382.6
Reinsurance ceded	(1,420.3)	(1,003.3)	(786.9)

Net premiums earned	$8,085.3	$6,656.4	$6,145.9

   Assumed reinsurance premiums earned and written and ceded reinsurance premiums earned and written for 2001 included reinstatement premiums of $95.0 million and $65.0 million, respectively, related to the September 11 attack.

   Reinsurance recoveries by the property and casualty insurance subsidiaries that have been deducted from insurance claims and claim expenses were $1,216.1 million, $3,367.4 million and $791.0 million in 2002, 2001 and 2000, respectively. The 2002 and 2001 amounts included recoveries of $177.1 million and $2,385.2 million, respectively, related to the September 11 attack.

(12) Federal and Foreign Income Tax

      (a) Income tax expense (credit) consisted of the following components:

	Years Ended December 31

	2002	2001	2000

	(in millions)
Current tax (credit)
United States	$32.4	$(8.3)	$152.1
Foreign	39.8	20.7	9.6
Deferred tax credit, principally United States	(126.7)	(189.9)	(25.3)

	$(54.5)	$(177.5)	$136.4

      Federal and foreign income taxes paid were $38.5 million, $53.4 million and $159.7 million in 2002, 2001 and 2000, respectively.

      (b) The effective income tax rate is different than the statutory federal corporate tax rate. The reasons for the different effective tax rate were as follows:

	Years Ended December 31

	2002		2001		2000

		% of		% of		% of
		Pre-Tax		Pre-Tax		Pre-Tax
	Amount	Income	Amount	Income	Amount	Income

	(in millions)
Income (loss) before federal and foreign income tax	$168.4		$(66.0)		$851.0

Tax (credit) at statutory federal income tax rate	$58.9	35.0%	$(23.1)	(35.0)%	$297.9	35.0%
Tax exempt interest income	(150.8)	(89.5)	(149.3)	(226.2)	(153.9)	(18.1)
Valuation allowance	40.0	23.7	—	—	—	—
Other, net	(2.6)	(1.6)	(5.1)	(7.7)	(7.6)	(.9)

Actual tax (credit)	$(54.5)	(32.4)%	$(177.5)	(268.9)%	$136.4	16.0%

      (c) The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities were as follows:

	December 31

	2002	2001

	(in millions)
Deferred income tax assets
Unpaid claims and claim expenses	$569.2	$560.3
Unearned premiums	278.8	219.9
Postretirement benefits	87.3	79.8
Alternative minimum tax credit carryforward	175.5	141.4
Foreign tax credits and operating loss carryforwards	282.2	193.4
Other, net	95.1	61.1

	1,488.1	1,255.9
Valuation allowance	(40.0)	—

Total	1,448.1	1,255.9

Deferred income tax liabilities
Deferred policy acquisition costs	352.6	285.4
Unremitted earnings of foreign subsidiaries	106.0	90.8
Real estate assets	61.7	68.8
Unrealized appreciation of investments	315.3	136.1

Total	835.6	581.1

Net deferred income tax asset	$612.5	$674.8

      Deferred income tax assets are established related to the expected future U.S. tax benefit of losses and foreign taxes incurred by the Corporation’s foreign subsidiaries. Realization of these deferred tax assets depends on the ability to generate sufficient taxable income in future periods in the appropriate taxing jurisdictions. A valuation allowance of $40.0 million was recorded at December 31, 2002 to reflect management’s assessment that the realization of a portion of the deferred tax assets is uncertain due to the inability of a foreign subsidiary to generate sufficient taxable income in the near term. Although realization of the remaining deferred tax assets is not assured, management believes it is more likely than not that such deferred tax assets will be realized. Adjustments to the valuation allowance will be made when there is a change in management’s assessment of the amount of deferred tax assets that is realizable.

(13) Stock-Based Compensation Plans

      (a) In 2000, the Corporation adopted the Long-Term Stock Incentive Plan (2000), which succeeded a similar plan. The 2000 Plan provides for the granting of stock options, performance shares, restricted stock and other stock-based awards to key employees. The maximum number of shares of the Corporation’s common stock in respect to which stock-based awards may be granted under the 2000 Plan is 13,000,000. At December 31, 2002, 5,037,000 shares were available for grant under the 2000 Plan.

      Stock options are granted at exercise prices not less than the fair market value of the Corporation’s common stock on the date of grant. The terms and conditions upon which options become exercisable may vary among grants. Options expire no later than ten years from the date of grant.

      Information concerning stock options is as follows:

	2002		2001		2000

	Number	Weighted Average	Number	Weighted Average	Number	Weighted Average
	of Shares	Exercise Price	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding, beginning of year	18,376,304	$59.66	16,683,741	$55.66	14,565,584	$55.58
Granted	4,371,066	73.63	3,760,311	72.60	5,833,616	50.88
Exercised	(2,276,529)	49.63	(1,740,701)	47.80	(3,242,900)	46.05
Forfeited	(615,655)	71.91	(327,047)	67.51	(472,559)	60.13

Outstanding, end of year	19,855,186	63.51	18,376,304	59.66	16,683,741	55.66

Exercisable, end of year	14,449,000	60.21	12,215,260	57.86	8,787,173	57.80

	December 31, 2002

	Options Outstanding			Options Exercisable

			Weighted Average
Range of	Number	Weighted Average	Remaining	Number	Weighted Average
Option Exercise Prices	Outstanding	Exercise Price	Contractual Life	Exercisable	Exercise Price

$ 3.95 — $48.75	4,985,365	$46.55	5.3	4,985,365	$46.55
49.75 — 71.00	8,790,057	63.84	6.0	6,929,019	62.81
71.07 — 92.10	6,079,764	76.92	7.1	2,534,616	79.96

	19,855,186	63.51	6.2	14,449,000	60.21

      Performance share awards are based on the achievement of various goals over performance cycle periods and are payable in cash, in shares of the Corporation’s common stock or in a combination of both. Restricted stock awards consist of shares of common stock of the Corporation granted at no cost. Shares of restricted stock become outstanding when granted, receive dividends and have voting rights. The shares are subject to forfeiture and to restrictions that limit sale or transfer during the restriction period.

      The Corporation uses the intrinsic value method of accounting for stock-based compensation, under which compensation cost is measured as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock. Since the exercise price of stock options granted under the Long-Term Stock Incentive Plans is not less than the market price of the underlying stock on the date of grant, no compensation cost is generally recognized for such grants. However, certain options that were modified resulted in the recognition of compensation cost of $0.6 million in 2002 and $9.4 million in 2001. The cost of performance share awards is expensed over the performance cycle. An amount equal to the fair market value of restricted share awards at the date of grant is expensed over the restriction period. The aggregate amount charged against income with respect to performance share and restricted stock awards was $21.6 million in 2002, $16.5 million in 2001 and $11.5 million in 2000.

      (b) The Corporation has a Stock Purchase Plan under which substantially all employees are eligible to purchase shares of the Corporation’s common stock based on compensation. At December 31, 2002, there were 1,561,000 shares subscribed, giving employees the right to purchase such shares at a price of $66.36 in June 2004. No compensation cost has been recognized for such rights.

      (c) The Corporation has a leveraged Employee Stock Ownership Plan (ESOP) in which substantially all employees are eligible to participate. At its inception in 1989, the ESOP used the proceeds of a $150.0 million loan from the Corporation to purchase 7,792,204 newly issued shares of the Corporation’s common stock. The loan is due in September 2004 and bears interest at 9%. The Corporation has recorded the receivable from the ESOP as a separate reduction of shareholders’ equity on the consolidated balance sheets. This balance is reduced as repayments are made on the loan principal.

      The Corporation and its participating subsidiaries make semi-annual contributions to the ESOP in amounts determined at the discretion of the Corporation’s Board of Directors. The contributions, together with the dividends on the shares of common stock in the ESOP, are used by the ESOP to make loan interest and principal payments to the Corporation. As interest and principal are paid, a portion of the common stock is allocated to eligible employees.

      The Corporation uses the cash payment method of recognizing ESOP expense. In 2002, 2001 and 2000, cash contributions to the ESOP of $11.2 million, $11.3 million and $11.0 million, respectively, were charged against income. Dividends on shares of common stock in the ESOP used for debt service were $7.7 million for 2002, 2001 and 2000.

      The number of allocated and unallocated shares held by the ESOP at December 31, 2002 were 4,355,000 and 1,039,000, respectively. All such shares are considered outstanding for the computation of earnings per share.

(14)	Employee Benefits

   (a) The Corporation and its subsidiaries have several non-contributory defined benefit pension plans covering substantially all employees. Prior to 2001, benefits were generally based on an employee’s years of service and average compensation during the last five years of employment. Effective January 1, 2001, the Corporation changed the formula for providing pension benefits from the final average pay formula to a cash balance formula, which credits employees semi-annually with an amount equal to a percentage of eligible compensation based on age and years of service as well as an interest credit based on individual account balances. Employees hired prior to 2001 will generally be eligible to receive vested benefits based on the higher of the final average pay or cash balance formulas. This change in the pension benefit formula did not have a significant effect on the Corporation’s financial position or results of operations.

   The Corporation’s policy is to make annual contributions that meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

   The components of net pension cost were as follows:

	Years Ended December 31

	2002	2001	2000

	(in millions)
Service cost of current period	$32.1	$28.6	$26.4
Interest cost on projected benefit obligation	46.9	43.9	40.2
Expected return on plan assets	(51.9)	(53.5)	(49.9)
Other costs (gains)	9.6	(5.0)	(6.3)

Net pension cost	$36.7	$14.0	$10.4

   The following table sets forth the plans’ funded status and amounts recognized in the balance sheets:

	December 31

	2002	2001

	(in millions)
Actuarial present value of projected benefit obligation for service rendered to date	$745.9	$665.2
Plan assets at fair value	461.4	538.8

Projected benefit obligation in excess of plan assets	284.5	126.4
Unrecognized net gain (loss) from past experience different from that assumed	(123.0)	4.0
Unrecognized prior service costs	(18.0)	(19.7)
Unrecognized net asset at January 1, 1985, being recognized principally over 19 years	.3	.6

Pension liability included in other liabilities	$143.8	$111.3

   The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7% and 7 1/4% at December 31, 2002 and 2001, respectively, and the rate of increase in future compensation levels was 4 1/2% for both years. The expected long term rate of return on assets was 8 3/4% and 9% at December 31, 2002 and 2001, respectively. Plan assets are principally invested in publicly traded stocks and bonds.

   (b) The Corporation and its subsidiaries provide certain other postretirement benefits, principally health care and life insurance, to retired employees and their beneficiaries and covered dependents. Substantially all employees hired before January 1, 1999 may become eligible for these benefits upon retirement if they meet minimum age and years of service requirements. The expected cost of these benefits is accrued during the years that the employees render the necessary service.

   The Corporation does not fund these benefits in advance. Benefits are paid as covered expenses are incurred. Health care coverage is contributory. Retiree contributions vary based upon a retiree’s age, type of coverage and years of service with the Corporation. Life insurance coverage is non-contributory.

   The components of net postretirement benefit cost were as follows:

	Years Ended December 31

	2002	2001	2000

	(in millions)
Service cost of current period	$5.2	$5.0	$4.8
Interest cost on accumulated benefit obligation	9.9	9.2	8.7
Net amortization and deferral	(.9)	(1.4)	(1.5)

Net postretirement benefit cost	$14.2	$12.8	$12.0

   The components of the accumulated postretirement benefit obligation were as follows:

	December 31

	2002	2001

	(in millions)
Accumulated postretirement benefit obligation	$155.0	$137.0
Unrecognized net gain from past experience different from that assumed	22.3	31.7

Postretirement benefit liability included in other liabilities	$177.3	$168.7

   The weighted average discount rate used in determining the actuarial present value of the accumulated postretirement benefit obligation at December 31, 2002 and 2001 was 7% and 7 1/4%, respectively. At December 31, 2002, the weighted average health care cost trend rate used to measure the accumulated postretirement cost for medical benefits was 9.3% for 2003 and was assumed to decrease gradually to 5% for the year 2009 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amount of the accumulated postretirement benefit obligation and the net postretirement benefit cost reported. To illustrate, a one percent increase or decrease in the trend rate for each year would increase or decrease the accumulated postretirement benefit obligation at December 31, 2002 by approximately $25 million and the aggregate of the service and interest cost components of net postretirement benefit cost for the year ended December 31, 2002 by approximately $3 million.

   (c) The Corporation and its subsidiaries have a savings plan, the Capital Accumulation Plan, in which substantially all employees are eligible to participate. Under this plan, the employer makes a matching contribution equal to 100% of each eligible employee’s pre-tax elective contributions, up to 4% of the employee’s compensation. Contributions are invested at the election of the employee in the Corporation’s common stock or in various other investment funds. Employer contributions of $20.3 million, $18.6 million and $17.1 million were charged against income in 2002, 2001 and 2000, respectively.

(15) Commitments and Contingent Liabilities

   (a) CFS participates in derivative financial instruments, principally as a counterparty in portfolio credit default swaps. CFS’s participation in a typical portfolio credit default swap is designed to replicate the performance of a portfolio of corporate securities, a portfolio of asset-backed securities or a specified pool of loans. The Corporation has issued unconditional guarantees with respect to all obligations of CFS arising from these transactions.

   CFS’s aggregate exposure or retained risk, referred to as notional amounts, from in force derivative financial instruments was as follows:

	December 31

	2002	2001

	(in billions)
Portfolio credit default swaps
Corporate securities	$21.2	$4.5
Asset-backed securities	15.5	7.4
Loan portfolios	2.0	2.4

	38.7	14.3
Other	.4	.1

Total	$39.1	$14.4

   Notional amounts are used to express the extent of involvement in derivative transactions. The notional amounts are used to calculate the exchange of contractual cash flows and are not necessarily representative of the potential for gain or loss. Notional amounts are not recorded on the balance sheet.

   Future obligations with respect to derivative financial instruments are carried at estimated fair value at the balance sheet date and are included in other liabilities. The fair value of future obligations under CFS’s derivative financial instruments was as follows:

	December 31

	2002	2001

	(in millions)
Portfolio credit default swaps
Corporate securities	$88.2	$14.3
Asset-backed securities	102.5	26.2
Specified loan portfolios	3.6	7.4

	194.3	47.9
Other	9.4	2.0

Total	$203.7	$49.9

   (b) A property and casualty insurance subsidiary issued a reinsurance contract to an insurer that provides financial guarantees on asset-backed transactions. At December 31, 2002, the aggregate principal commitments related to this contract for which the subsidiary was contingently liable amounted to approximately $350 million, net of reinsurance. These commitments expire by 2023.

   (c) The property and casualty insurance subsidiaries have in force several gas forward purchase surety bonds. The total amount of bonds with one principal, Aquila, Inc., is $550 million. These bonds are uncollateralized. The combined amount of all other gas forward surety bonds is approximately $245 million. Approximately $135 million of these bonds are uncollateralized. The property and casualty insurance subsidiaries’ obligations under these bonds will decline over the terms of the bonds, the longest of which extends until 2012. The obligations to pay under these surety bonds could be triggered in the event of a bankruptcy filing with respect to the principal as well as by its failure to supply gas under forward purchase gas contracts. There is currently no reinsurance in place covering the obligations under any of these surety bonds.

   (d) The Corporation and its subsidiaries occupy office facilities under lease agreements that expire at various dates through 2019; such leases are generally renewed or replaced by other leases. In addition, the Corporation’s subsidiaries lease data processing, office and transportation equipment.

   Most leases contain renewal options for increments ranging from two to ten years; certain lease agreements provide for rent increases based on price-level factors. All leases are operating leases.

   Rent expense was as follows:

	Years Ended
	December 31

	2002	2001	2000

	(in millions)
Office facilities	$94.6	$82.3	$75.2
Equipment	17.0	15.5	14.6

	$111.6	$97.8	$89.8

   At December 31, 2002, future minimum rental payments required under non-cancellable operating leases were as follows:

Years Ending
December 31
(in millions)
2003	$97.4
2004	89.4
2005	78.6
2006	69.0
2007	66.2
After 2007	338.0

$738.6

   (e) The Corporation had certain commitments totaling $425 million at December 31, 2002 to fund limited partnership investments. These capital commitments can be called by the partnerships during the commitment period (on average, 1-4 years) to fund working capital needs or the purchase of new investments.

(16) Earnings Per Share

      Basic earnings per common share is based on net income divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share includes the potential dilutive effect of outstanding awards under stock-based employee compensation plans and the mandatorily exercisable warrants to purchase the Corporation’s common stock.

      The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31

	2002	2001	2000

	(in millions except for per share
	amounts)
Basic earnings per share:
Net income	$222.9	$111.5	$714.6

Weighted average number of common shares outstanding	170.5	172.2	174.3

Basic earnings per share	$1.31	$.65	$4.10

Diluted earnings per share:
Net income	$222.9	$111.5	$714.6

Weighted average number of common shares outstanding	170.5	172.2	174.3
Additional shares from assumed exercise of stock-based compensation awards	2.4	3.6	4.0

Weighted average number of common shares and potential common shares assumed outstanding for computing diluted earnings per share	172.9	175.8	178.3

Diluted earnings per share	$1.29	$.63	$4.01

      In 2002, 2001 and 2000, options to purchase 8.5 million shares, 4.0 million shares and 3.5 million shares of common stock with weighted average exercise prices of $73.07 per share, $76.27 per share and $68.81 per share, respectively, were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the Corporation’s common stock. For additional disclosure regarding the stock-based compensation awards, see Note (13).

      The mandatorily exercisable warrants will have no effect on diluted earnings per share, except during periods when the average market price of a share of the Corporation’s common stock is above the threshold appreciation price of $69.10. Since the average market price of the Corporation’s common stock during the period the warrants were outstanding was below this price, the shares issuable upon the exercise of the warrants were excluded from the computation of diluted earnings per share.

(17) Comprehensive Income

      Comprehensive income is defined as all changes in shareholders’ equity, except those arising from transactions with shareholders. Comprehensive income includes net income and other comprehensive income, which for the Corporation consists of changes in unrealized appreciation or depreciation of investments carried at market value and changes in foreign currency translation gains or losses.

      The components of other comprehensive income or loss were as follows:

	Years Ended December 31

	2002			2001			2000

					Income			Income
	Before	Income		Before	Tax		Before	Tax
	Tax	Tax	Net	Tax	(Credit)	Net	Tax	(Credit)	Net

	(in millions)
Unrealized holding gains arising during the year	$546.0	$191.1	$354.9	$50.8	$17.8	$33.0	$502.8	$136.6 *	$366.2
Less: reclassification adjustment for realized gains included in net income	33.9	11.9	22.0	.8	.3	.5	51.5	18.0	33.5

Net unrealized gains recognized in other comprehensive income	512.1	179.2	332.9	50.0	17.5	32.5	451.3	118.6	332.7
Foreign currency translation gains (losses)	25.8	9.3	16.5	(6.7)	(2.2)	(4.5)	(36.6)	(12.9)	(23.7)

Total other comprehensive income	$537.9	$188.5	$349.4	$43.3	$15.3	$28.0	$414.7	$105.7	$309.0

* Reflects a decrease of $39.4 million in a valuation allowance.

(18) Fair Values of Financial Instruments

   Fair values of financial instruments are based on quoted market prices where available. Fair values of financial instruments for which quoted market prices are not available are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rates and the estimated amounts and timing of future cash flows. In such instances, the derived fair value estimates cannot be substantiated by comparison to independent markets and are not necessarily indicative of the amounts that could be realized in a current market exchange. Certain financial instruments, particularly insurance contracts, are excluded from fair value disclosure requirements.

   The methods and assumptions used to estimate the fair value of financial instruments are as follows:

(i) The carrying value of short term investments approximates fair value due to the short maturities of these investments.

(ii) Fair values of fixed maturities with active markets are based on quoted market prices. For fixed maturities that trade in less active markets, fair values are obtained from independent pricing services. Fair values of fixed maturities are principally a function of current interest rates. Care should be used in evaluating the significance of these estimated market values which can fluctuate based on such factors as interest rates, inflation, monetary policy and general economic conditions.

(iii) Fair values of equity securities with active markets are based on quoted market prices. For other equity securities, fair values are estimates of value.

(iv) Fair values of real estate mortgages and notes receivable are estimated individually as the value of the discounted future cash flows of the loan, subject to the estimated fair value of the underlying collateral. The cash flows are discounted at rates based on a U.S. Treasury security with a maturity similar to the loan, adjusted for credit risk.

(v) The fair value of the interest rate swap is based on a price quoted by a dealer.

(vi) The carrying value of short term debt approximates fair value due to the short maturities of this debt.

(vii) Long term debt consists of mortgages payable, long term notes and capital securities. Fair values of mortgages payable are estimated using discounted cash flow analyses. Fair values of the long term notes and capital securities are based on prices quoted by dealers.

(viii) Fair values of credit derivatives, principally portfolio credit default swaps, are determined using internal valuation models that are similar to external valuation models. Such valuations require considerable judgment and are subject to significant uncertainty. The fair value of credit default swaps is subject to fluctuations arising from, among other factors, changes in credit spreads, the financial ratings of referenced asset-backed securities, actual credit events reducing subordination, credit correlation within a portfolio, anticipated recovery rates related to potential defaults and changes in interest rates.

   The carrying values and fair values of financial instruments were as follows:

	December 31

	2002		2001

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	(in millions)
Assets
Invested assets
Short term investments	$1,756.7	$1,756.7	$956.8	$956.8
Fixed maturities (Note 5)
Held-to-maturity	794.9	850.7	1,218.5	1,282.5
Available-for-sale	17,468.6	17,468.6	14,898.2	14,898.2
Equity securities	992.2	992.2	710.4	710.4
Real estate mortgages and notes receivable (Note 7)	85.7	77.6	97.7	89.0
Interest rate swap	16.0	16.0	—	—
Liabilities
Short term debt (Note 10)	—	—	199.0	199.0
Long term debt (Note 10)	1,943.1	1,999.9	1,351.0	1,387.1
Credit derivatives (Note 15)	203.7	203.7	49.9	49.9

(19) Segments Information

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

   CFS’s non-insurance business is primarily structured credit derivatives, principally as a counterparty in portfolio credit default swap contracts. Previously, such operations were included in corporate and other.

   Corporate and other includes investment income earned on corporate invested assets, corporate expenses and the Corporation’s real estate and other non-insurance subsidiaries.

   The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note (1). Performance of the property and casualty underwriting segments is based on underwriting results before deferred policy acquisition costs and certain charges. Investment income performance is based on investment income net of investment expenses, excluding realized investment gains.

      Distinct investment portfolios are not maintained for each underwriting segment. Property and casualty invested assets are available for payment of claims and expenses for all classes of business. Therefore, such assets and the related investment income are not allocated to underwriting segments.

      Revenues, income before income tax and assets of each operating segment were as follows:

	Years Ended December 31

	2002	2001	2000

Revenues	(in millions)
Property and casualty insurance
Premiums earned
Personal insurance	$2,130.2	$1,847.9	$1,620.6
Commercial insurance	2,927.2	2,366.3	2,353.7
Specialty insurance	3,027.9	2,442.2	2,171.6

	8,085.3	6,656.4	6,145.9
Investment income	952.2	914.7	890.8

Total property and casualty insurance	9,037.5	7,571.1	7,036.7
Chubb Financial Solutions non-insurance business	(50.5)	28.9	11.9
Corporate and other	119.4	153.2	151.4
Realized investment gains	33.9	.8	51.5

Total revenues	$9,140.3	$7,754.0	$7,251.5

Income (loss) before income tax
Property and casualty insurance
Underwriting
Personal insurance	$(1.9)	$(67.3)	$80.7
Commercial insurance	(696.0)	(290.2)	(326.7)
Specialty insurance	(140.5)	(632.8)	160.1

	(838.4)	(990.3)	(85.9)
Increase in deferred policy acquisition costs	212.5	86.8	62.3

Underwriting loss	(625.9)	(903.5)	(23.6)
Investment income	929.4	902.6	879.2
Other charges	(25.3)	(52.3)	(52.2)

Total property and casualty insurance	278.2	(53.2)	803.4
Chubb Financial Solutions non-insurance business	(69.8)	9.2	2.8
Corporate and other loss	(73.9)	(22.8)	(6.7)
Realized investment gains	33.9	.8	51.5

Total income (loss) before income tax	$168.4	$(66.0)	$851.0

	December 31

	2002	2001	2000

	(in millions)
Assets
Property and casualty insurance	$32,804.5	$27,767.0	$23,066.1
Corporate and other	1,395.5	1,752.9	2,030.4
Adjustments and eliminations	(85.6)	(70.9)	(69.8)

Total assets	$34,114.4	$29,449.0	$25,026.7

      Property and casualty commercial insurance underwriting results for 2002 included aggregate net losses of $700.0 million recognized in the third and fourth quarters related to asbestos and toxic waste claims. Specialty insurance underwriting results for 2002 included a reduction in net surety bond losses of $88.0 million resulting from the settlement of litigation related to Enron Corp.

      Property and casualty underwriting results for 2001 included a loss of $635.0 million from the September 11 attack, comprising $20.0 million in personal insurance, $103.2 million in commercial insurance and $511.8 million in specialty insurance. Specialty insurance underwriting results in 2001 also included net surety bond losses of $220.0 million related to the bankruptcy of Enron Corp.

      Other charges included goodwill amortization of $19.9 million in both 2001 and 2000. Other charges for 2001 also included $10.0 million for the Corporation’s share of the estimated losses of Hiscox from the September 11 attack.

      The international business of the property and casualty insurance segment is conducted primarily through subsidiaries that operate solely outside of the United States. Their assets and liabilities are located principally in the countries where the insurance risks are written. International business is also written by branch offices of certain domestic subsidiaries.

      Revenues of the property and casualty insurance subsidiaries by geographic area were as follows:

	Years Ended December 31

	2002	2001	2000

	(in millions)
Revenues
United States	$7,518.4	$6,331.9	$5,914.9
International	1,519.1	1,239.2	1,121.8

Total	$9,037.5	$7,571.1	$7,036.7

(20) Shareholders’ Equity

      (a) The authorized but unissued preferred shares may be issued in one or more series and the shares of each series shall have such rights as fixed by the Board of Directors.

      (b) The activity of the Corporation’s common stock was as follows:

	Years Ended December 31

	2002	2001	2000

	(number of shares)
Common stock issued
Balance, beginning of year	180,131,238	178,833,278	177,272,322
Share activity under option and incentive plans	165,596	1,297,960	1,560,956

Balance, end of year	180,296,834	180,131,238	178,833,278

Treasury stock
Balance, beginning of year	10,059,857	3,914,105	1,782,489
Repurchase of shares	1,500,000	7,971,600	3,783,400
Share activity under option and incentive plans	(2,464,695)	(1,825,848)	(1,651,784)

Balance, end of year	9,095,162	10,059,857	3,914,105

Common stock outstanding, end of year	171,201,672	170,071,381	174,919,173

      (c) In November 2002, the Corporation issued 24 million mandatorily exercisable warrants to purchase the Corporation’s common stock and $600 million of 4% senior notes. The warrants and notes were issued together in the form of 7% equity units. For further discussion of the notes and equity units, see Note (10)(b).

      Each warrant obligates the holder to purchase, and obligates the Corporation to sell, on or before November 16, 2005, for a settlement price of $25, a variable number of newly issued shares of the Corporation’s common stock. The number of shares of the Corporation’s common stock to be purchased will be determined based on a formula that considers the market price of the Corporation’s common stock immediately prior to the time of settlement in relation to the $56.64 per share sale price of the common stock at the time the equity units were offered. Upon settlement of the warrants, the Corporation will receive proceeds of approximately $600 million and will issue between approximately 8.7 million and 10.6 million shares of common stock.

      The Corporation will make quarterly warrant fee payments to the equity unit holders at a rate of 3% per year on the stated amount of $25 per warrant until the warrant is settled. The $49.9 million present value of the warrant fee payments was accrued as a liability at the date of issuance of the equity units with an offsetting charge to paid-in surplus. The liability is included in other liabilities. Subsequent warrant fee payments will be allocated between this liability account and interest expense based on a constant rate calculation over the term of the warrants. Paid-in surplus also reflected a charge of $15.0 million, representing the portion of the equity unit issuance costs that was allocated to the warrants.

      (d) The Corporation has a shareholders rights plan under which each shareholder has one right for each share of common stock of the Corporation held. Each right entitles the holder to purchase from the Corporation one one-thousandth of a share of Series B Participating Cumulative Preferred Stock at an exercise price of $240. The rights are attached to all outstanding shares of common stock and trade with the common stock until the rights become exercisable. The rights are subject to adjustment to prevent dilution of the interests represented by each right.

      The rights will become exercisable and will detach from the common stock ten days after a person or group either acquires 20% or more of the outstanding shares of the Corporation’s common stock or announces a tender or exchange offer which, if consummated, would result in that person or group owning 20% or more of the outstanding shares of the Corporation’s common stock.

      In the event that any person or group acquires 20% or more of the outstanding shares of the Corporation’s common stock, each right will entitle the holder, other than such person or group, to purchase that number of shares of the Corporation’s common stock having a market value of two times the exercise price of the right. In the event that, following the acquisition of 20% or more of the Corporation’s outstanding common stock by a person or group, the Corporation is acquired in a merger or other business combination transaction or 50% or more of the Corporation’s assets or earning power is sold, each right will entitle the holder to purchase common stock of the acquiring company having a value equal to two times the exercise price of the right.

      At any time after any person or group acquires 20% or more of the Corporation’s common stock, but before such person or group acquires 50% or more of such stock, the Corporation may exchange all or part of the rights, other than the rights owned by such person or group, for shares of the Corporation’s common stock at an exchange ratio of one share of common stock per right.

      The rights do not have the right to vote or to receive dividends. The rights may be redeemed in whole, but not in part, at a price of $0.01 per right by the Corporation at any time until the tenth day after the acquisition of 20% or more of the Corporation’s outstanding common stock by a person or group. The rights will expire at the close of business on March 12, 2009, unless previously exchanged or redeemed by the Corporation.

      (e) The Corporation’s insurance subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). For such subsidiaries, generally accepted accounting principles (GAAP) differ in certain respects from statutory accounting practices. Effective January 1, 2001, the Corporation’s U.S. domiciled insurance subsidiaries adopted the National Association of Insurance Commissioners’ Codification of Statutory Accounting Principles (Codification). Codification is intended to standardize regulatory reporting to state insurance departments. The adoption of Codification increased the statutory basis policyholders’ surplus of the Corporation’s insurance subsidiaries at December 31, 2001 by approximately $295 million.

      A comparison of shareholders’ equity on a GAAP basis and policyholders’ surplus on a statutory basis is as follows:

	December 31

	2002		2001

	GAAP	Statutory	GAAP	Statutory

	(in millions)
Property and casualty insurance subsidiaries	$7,843.1	$4,512.2	$6,566.6	$3,814.8

Corporate and other	(983.9)		(41.3)

	$6,859.2		$6,525.3

      A comparison of GAAP and statutory net income (loss) is as follows:

	Years Ended December 31

	2002		2001		2000

	GAAP	Statutory	GAAP	Statutory	GAAP	Statutory

	(in millions)
Property and casualty insurance subsidiaries	$303.7	$(49.0)	$95.0	$(239.2)	$711.3	$622.2

Corporate and other	(80.8)		16.5		3.3

	$222.9		$111.5		$714.6

      (f) As a holding company, the Corporation’s ability to continue to pay dividends to shareholders and to satisfy its obligations, including the payment of interest and principal on debt obligations, relies on the availability of liquid assets in the Corporation, which is dependent in large part on the dividend paying ability of its property and casualty insurance subsidiaries. Various state insurance laws restrict the Corporation’s property and casualty insurance subsidiaries as to the amount of dividends they may pay to the Corporation without the prior approval of regulatory authorities. The restrictions are generally based on net income and on certain levels of policyholders’ surplus as determined in accordance with statutory accounting practices. Dividends in excess of such thresholds are considered “extraordinary” and require prior regulatory approval. During 2002, these subsidiaries paid cash dividends to the Corporation totaling $240 million.

      The maximum dividend distribution that may be made by the property and casualty insurance subsidiaries to the Corporation during 2003 without prior approval is approximately $445 million.

QUARTERLY FINANCIAL DATA

      Summarized unaudited quarterly financial data for 2002 and 2001 are shown below. In management’s opinion, the interim financial data contain all adjustments, consisting of normal recurring items, necessary to present fairly the results of operations for the interim periods.

	Three Months Ended

	March 31		June 30		September 30		December 31

	2002	2001	2002	2001	2002(b)	2001(c)	2002(d)	2001(e)

	(in millions except for per share amounts)
Revenues	$2,105.2	$1,891.5	$2,223.5	$1,914.5	$2,364.4	$1,956.3	$2,447.2	$1,991.7
Claims and expenses(a)	1,860.3	1,682.1	1,961.9	1,748.3	2,797.0	2,383.7	2,352.7	2,005.9
Federal and foreign income tax (credit)	46.7	34.4	51.4	19.4	(190.5)	(188.4)	37.9	(42.9)

Net income (loss)	$198.2	$175.0	$210.2	$146.8	$(242.1)	$(239.0)	$56.6	$28.7

Basic earnings (loss) per share	$1.17	$1.00	$1.22	$.84	$(1.42)	$(1.40)	$.33	$.17

Diluted earnings (loss) per share	$1.15	$.97	$1.20	$.83	$(1.42)	$(1.40)	$.33	$.16

Underwriting ratios
Losses to premiums earned	64.4%	67.0%	66.2%	70.0%	98.8%	105.7%	70.3%	79.9%
Expenses to premiums written	31.5	32.9	31.8	33.5	31.2	32.1	30.9	32.0

Combined	95.9%	99.9%	98.0%	103.5%	130.0%	137.8%	101.2%	111.9%

(a)	Effective January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is no longer amortized. Goodwill amortization in each of the quarters of 2001 was approximately $5 million (approximately $0.03 per share).

(b)	In the third quarter of 2002, claims and expenses included net losses of $625.0 million ($406.3 million after-tax or $2.38 per basic and diluted share) related to asbestos and toxic waste claims. Excluding the impact of such losses, the losses to premiums earned ratio was 68.7% and the combined ratio was 99.9%.

(c)	In the third quarter of 2001, revenues included reinstatement premiums of $30.0 million and claims and expenses included costs of $675.0 million related to the September 11 attack. Net income for the quarter was reduced by $420.0 million or $2.46 per basic and diluted share for the after-tax effect of the net costs. Excluding the impact of the September 11 attack, the losses to premiums earned ratio was 67.2%, the expenses to premiums written ratio was 32.7% and the combined ratio was 99.9%.

(d)	In the fourth quarter of 2002, claims and expenses included net losses of $75.0 million ($48.7 million after-tax or $0.29 per basic and diluted share) related to asbestos claims and a reduction in net surety losses of $88.0 million ($57.2 million after-tax or $0.33 per basic and diluted share) resulting from the settlement of litigation related to Enron Corp. Excluding the effect of such losses, the losses to premiums earned ratio was 70.9% and the combined ratio was 101.8%. Federal and foreign income tax included a $40.0 million ($0.23 per basic and diluted share) tax valuation allowance from not being able to recognize, for accounting purposes, certain U.S. tax benefits related to European losses.

(e)	In the fourth quarter of 2001, claims and expenses included net surety bond losses of $220.0 million related to the bankruptcy of Enron Corp., resulting in an after-tax charge to net income of $143.0 million or $0.83 per diluted share ($0.85 per basic share). Excluding the effect of the Enron surety losses, the losses to premiums earned ratio for the quarter was 67.0% and the combined ratio was 99.0%.

THE CHUBB CORPORATION

Schedule I

CONSOLIDATED SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES

(in millions)

December 31, 2002

			Amount
			at Which
	Cost or		Shown in
	Amortized	Market	the
Type of Investment	Cost	Value	Balance Sheet

Short term investments	$1,756.7	$1,756.7	$1,756.7

Fixed maturities
Bonds
United States Government and government agencies and authorities	2,217.5	2,303.2	2,300.8
States, municipalities and political subdivisions	9,211.8	9,898.9	9,845.5
Foreign	2,185.5	2,277.8	2,277.8
Public utilities	322.2	318.1	318.1
All other corporate bonds	3,374.1	3,475.7	3,475.7

Total bonds	17,311.1	18,273.7	18,217.9
Redeemable preferred stocks	45.5	45.6	45.6

Total fixed maturities	17,356.6	18,319.3	18,263.5

Equity securities
Common stocks
Public utilities	24.1	25.1	25.1
Banks, trusts and insurance companies	14.9	16.0	16.0
Industrial, miscellaneous and other	918.0	904.9	904.9

Total common stocks	957.0	946.0	946.0
Non-redeemable preferred stocks	41.3	46.2	46.2

Total equity securities	998.3	992.2	992.2

Total invested assets	$20,111.6	$21,068.2	$21,012.4

THE CHUBB CORPORATION

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS — PARENT COMPANY ONLY

(in millions)

December 31

	2002	2001

Assets
Invested Assets
Short Term Investments	$18.4	$22.5
Taxable Fixed Maturities — Available-for-Sale (cost $68.0 and $281.6)	71.5	279.5
Equity Securities (cost $71.0 and $107.9)	71.3	97.6

TOTAL INVESTED ASSETS	161.2	399.6
Cash	.1	—
Investment in Consolidated Subsidiaries	7,905.6	6,935.6
Investment in Partially Owned Company	266.7	—
Net Receivable from Consolidated Subsidiaries	109.8	—
Other Assets	206.3	294.7

TOTAL ASSETS	$8,649.7	$7,629.9

Liabilities
Long Term Debt	$1,616.0	$1,000.0
Dividend Payable to Shareholders	59.9	57.8
Net Payable to Consolidated Subsidiaries	—	10.0
Accrued Expenses and Other Liabilities	114.6	36.8

TOTAL LIABILITIES	1,790.5	1,104.6

Shareholders’ Equity
Preferred Stock — Authorized 4,000,000 Shares; $1 Par Value; Issued — None	—	—
Common Stock — Authorized 600,000,000 Shares; $1 Par Value; Issued 180,296,834 and 180,131,238 Shares	180.3	180.1
Paid-In Surplus	445.4	527.0
Retained Earnings	6,352.5	6,369.3
Accumulated Other Comprehensive Income
Unrealized Appreciation of Investments, Net of Tax	585.5	252.6
Foreign Currency Translation Losses, Net of Tax	(56.5)	(73.0)
Receivable from Employee Stock Ownership Plan	(34.1)	(48.9)
Treasury Stock, at Cost — 9,095,162 and 10,059,857 Shares	(613.9)	(681.8)

TOTAL SHAREHOLDERS’ EQUITY	6,859.2	6,525.3

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,649.7	$7,629.9

      The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

THE CHUBB CORPORATION

Schedule II

(continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF INCOME — PARENT COMPANY ONLY

(in millions)

Years Ended December 31

	2002	2001	2000

Investment Income	$31.5	$41.6	$41.7

Realized Investment Gains	63.8	21.2	29.4

Investment Expenses	(1.8)	(1.8)	(2.1)

Corporate Expenses	(90.9)	(62.1)	(52.6)

	2.6	(1.1)	16.4

Federal and Foreign Income Tax (Credit)	27.9	(19.1)	3.0

	(25.3)	18.0	13.4

Equity in Net Income of Consolidated Subsidiaries	248.2	93.5	701.2

NET INCOME	$222.9	$111.5	$714.6

      The Corporation and its domestic subsidiaries file a consolidated federal income tax return. The Corporation’s federal income tax represents its allocation of federal income tax under the Corporation’s tax allocation agreements with its subsidiaries.

      The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

THE CHUBB CORPORATION

Schedule II

(continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS — PARENT COMPANY ONLY

(in millions)

Years Ended December 31

	2002	2001	2000

Cash Flows from Operating Activities
Net Income	$222.9	$111.5	$714.6
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Equity in Net Income of Consolidated Subsidiaries	(248.2)	(93.5)	(701.2)
Realized Investment Gains	(63.8)	(21.2)	(29.4)
Other, Net	111.0	25.6	11.9

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	21.9	22.4	(4.1)

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturities	191.7	229.2	68.7
Proceeds from Maturities of Fixed Maturities	44.6	11.9	3.5
Proceeds from Sales of Equity Securities	117.1	100.4	101.4
Purchases of Fixed Maturities	(12.5)	(195.3)	(69.2)
Purchases of Equity Securities	(26.8)	(81.1)	(53.4)
Decrease (Increase) in Short Term Investments, Net	4.1	149.8	(65.6)
Capital Contributions to Consolidated Subsidiaries	(1,040.0)	(750.5)	—
Dividends Received from Consolidated Insurance Subsidiaries	240.0	240.0	320.0
Distributions Received from Consolidated Non-Insurance Subsidiaries	363.9	145.9	—
Other, Net	(70.6)	(33.2)	34.0

NET CASH PROVIDED (USED IN) BY INVESTING ACTIVITIES	(188.5)	(182.9)	339.4

Cash Flows from Financing Activities
Increase (Decrease) in Short Term Debt Issued by a Consolidated Subsidiary	(199.0)	199.0	—
Proceeds from Issuance of Long Term Debt	600.0	600.0	—
Proceeds from Issuance of Common Stock Under Incentive and Purchase Plans	106.0	146.8	119.3
Repurchase of Shares	(99.4)	(555.6)	(242.3)
Dividends Paid to Shareholders	(237.6)	(234.8)	(229.0)
Other, Net	(3.3)	5.0	16.3

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	166.7	160.4	(335.7)

Net Increase (Decrease) in Cash	.1	(.1)	(.4)
Cash at Beginning of Year	—	.1	.5

CASH AT END OF YEAR	$.1	$—	$.1

      The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

      In 2002, the Corporation contributed $131.9 million of property, consisting of land and office buildings in Whitehouse Station, New Jersey, to a consolidated insurance subsidiary and another consolidated insurance subsidiary distributed its $259.1 million investment in a partially owned company, Allied World Assurance Holdings, Ltd., to the Corporation. These noncash transactions have been excluded from the statement of cash flows.

THE CHUBB CORPORATION

Schedule III

CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION

(in millions)

	December 31			Year Ended December 31

								Amortization	Other
	Deferred							of Deferred	Insurance
	Policy				Net			Policy	Operating
	Acquisition	Unpaid	Unearned	Premiums	Investment		Insurance	Acquisition	Costs and	Premiums
Segment	Costs	Claims	Premiums	Earned	Income		Claims	Costs	Expenses**	Written

2002
Property and Casualty Insurance
Personal	$330.8	$1,118.3	$1,221.9	$2,130.2			$1,352.8	$582.2	$138.8	$2,313.7
Commercial	429.8	6,858.5	1,841.2	2,927.2			2,495.1	778.6	254.3	3,404.7
Specialty	389.4	8,736.3	1,986.8	3,027.9			2,216.7	717.0	175.7	3,328.9
Investments					$929.4	*

	$1,150.0	$16,713.1	$5,049.9	$8,085.3	$929.4		$6,064.6	$2,077.8	$568.8	$9,047.3

2001
Property and Casualty Insurance
Personal	$270.1	$948.9	$1,031.4	$1,847.9			$1,268.2	$504.9	$106.8	$1,981.1
Commercial	331.3	6,119.5	1,299.1	2,366.3			1,761.7	675.8	187.6	2,490.8
Specialty	327.4	8,446.5	1,585.7	2,442.2			2,327.5	590.7	136.7	2,489.6
Investments					$902.6	*

	$928.8	$15,514.9	$3,916.2	$6,656.4	$902.6		$5,357.4	$1,771.4	$431.1	$6,961.5

2000
Property and Casualty Insurance
Personal	$234.8	$803.5	$890.2	$1,620.6			$963.7	$446.7	$96.4	$1,722.8
Commercial	299.9	5,822.8	1,153.8	2,353.7			1,823.2	677.6	173.7	2,340.6
Specialty	307.3	5,278.3	1,472.3	2,171.6			1,340.8	521.1	126.3	2,269.8
Investments					$879.2	*

	$842.0	$11,904.6	$3,516.3	$6,145.9	$879.2		$4,127.7	$1,645.4	$396.4	$6,333.2

*	Property and casualty assets are available for payment of claims and expenses for all classes of business; therefore, such assets and the related investment income have not been allocated to the underwriting segments.

**	Other insurance operating costs and expenses does not include other charges.

THE CHUBB CORPORATION

Schedule IV

CONSOLIDATED REINSURANCE

(in millions)

Years Ended December 31

	Property and Casualty Insurance Premiums Earned
					Percentage of
		Ceded	Assumed		Amount
	Direct	to Other	from Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net

2002	$8,743.8	$1,420.3	$761.8	$8,085.3	9.4

2001	$7,125.8	$1,003.3	$533.9	$6,656.4	8.0

2000	$6,550.2	$786.9	$382.6	$6,145.9	6.2

THE CHUBB CORPORATION

Schedule VI

CONSOLIDATED SUPPLEMENTARY PROPERTY AND CASUALTY INSURANCE INFORMATION

(in millions)

Years Ended December 31

	Claims and Claim
	Adjustment
	Expenses Incurred
	Related to
			Paid Claims and
	Current	Prior	Claim Adjustment
	Year	Years	Expenses

2002	$5,274.9	$789.7	$4,432.7

2001	$5,552.9	$(195.5)	$4,399.0

2000	$4,357.7	$(230.0)	$3,825.2

THE CHUBB CORPORATION

INDEX TO EXHIBITS

(Item 15(a))

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

Warrant Agreement dated as of December 2, 2002 between The Chubb Corporation and Bank One Trust Company, N.A., as Warrant Agent. Incorporated by reference to Exhibit (4.1) of the registrant’s Report to the Securities and Exchange Commission on Form 8-K filed on December 13, 2002.

Pledge Agreement dated as of December 2, 2002 between The Chubb Corporation, BNY Midwest Trust Company, as Collateral Agent, Custodial Agent and Securities Intermediary, and Bank One Trust Company, N.A., as Warrant Agent. Incorporated by reference to Exhibit (4.2) of the registrant’s Report to the Securities and Exchange Commission on Form 8-K filed on December 13, 2002.

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

E-1

Description
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

Non-Employee Director Special Stock Option Agreements incorporated by reference to Exhibit (10) of the registrant’s Report to the Securities and Exchange Commission on Form 8-K filed on December 9, 2002.

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

E-2

Description

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
Change in Control Employment Agreement incorporated by reference to Exhibit (10) of the registrant’s Report to the Securities and Exchange Commission on Form 8-K filed on January 21, 2003.
Employment Agreement incorporated by reference to Exhibit (10) of the registrant’s Report to the Securities and Exchange Commission on Form 8-K filed on January 21, 2003.
Retirement Agreement incorporated by reference to Exhibit (10) of the registrant’s Report to the Securities and Exchange Commission on Form 10-Q for the three months ended September 30, 2002.
(11) —	Computation of earnings per share included in Note (16) of the Notes to Consolidated Financial Statements.
(21) —	Subsidiaries of the registrant filed herewith.
(23) —	Consent of Independent Auditors filed herewith.

E-3