Form 10-K/A
period 2002-12-31
CHUBB CORP
filed 2003-03-13
CIK 20171

UNITED   STATES   SECURITIES   AND   EXCHANGE   COMMISSION

Washington, D. C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

      This Annual Report on Form 10-K/A constitutes Amendment No. 1 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2002. This Annual Report on Form 10-K/A for the fiscal year ended December 31, 2002 is being filed solely to file herewith By-Laws of the Registrant as amended to December 1, 2002.

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

49

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHUBB CORPORATION

(Registrant)
March 13, 2003

By	/s/ MICHAEL O’REILLY

(Michael O’Reilly Vice Chairman and
Chief Financial Officer)

50

I, John D. Finnegan, certify that:

1.  I have reviewed this Amendment No. 1 to the annual report on Form 10-K/A of The Chubb Corporation;

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

Date: March 13, 2003

/s/ JOHN D. FINNEGAN

John D. Finnegan
President and Chief Executive Officer

52

I, Michael O’Reilly, certify that:

1.  I have reviewed this Amendment No. 1 to the annual report on Form 10-K/A of The Chubb Corporation;

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

Date: March 13, 2003

/s/ MICHAEL O’REILLY

Michael O’Reilly
Vice Chairman and Chief Financial Officer

53

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

By-Laws. Filed herewith.
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
(11) —	Computation of earnings per share included in Note (16) of the Notes to Consolidated Financial Statements.
(21) —	Subsidiaries of the registrant previously filed.
(23) —	Consent of Independent Auditors previously filed.

E-3