Form 10-Q
period 2003-03-31
CHUBB CORP
filed 2003-05-15
CIK 20171

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                Washington, D. C.

                                      20549

                                    FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

For the quarterly period ended     March 31, 2003
                               ------------------------

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                   YES       X          NO
                      ----------------    ----------------


      The number of shares of common stock outstanding as of April 30, 2003 was 171,613,600.

                              THE CHUBB CORPORATION
                                      INDEX

                                                                     Page Number
                                                                     -----------
Part I.   Financial Information:

  Item 1 - Financial Statements:

    Consolidated Statements of Income for the

     Three Months Ended March 31, 2003 and 2002...................        1


    Consolidated Balance Sheets as of

     March 31, 2003 and December 31, 2002.........................        2


    Consolidated Statements of Comprehensive Income

     for the Three Months Ended March 31, 2003 and 2002...........        3


    Consolidated Statements of Cash Flows for the

     Three Months Ended March 31, 2003 and 2002...................        4


    Notes to Consolidated Financial Statements....................        5


  Item 2 - Management's Discussion and Analysis

    of Financial Condition and Results of Operations..............        9


  Item 4 - Controls and Procedures................................       27


Part II.  Other Information:

  Item 4 - Submission of Matters to a Vote of
            Security Holders......................................       28

  Item 6 - Exhibits and Reports on Form 8-K.......................       29


Signatures.........................................................      29


Certifications.....................................................      30

                          Part I. Financial Information

Item 1 - Financial Statements

                              THE CHUBB CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                           THREE MONTHS ENDED MARCH 31


                                                          2003          2002
                                                          ----          ----
                                                             (in millions)
Revenues
  Premiums Earned.....................................  $2,325.2      $1,855.4
  Investment Income...................................     257.0         242.5
  Other Revenues......................................      29.2          16.6
  Realized Investment Gains (Losses)..................       4.5          (9.3)
                                                        --------      --------

         Total Revenues...............................   2,615.9       2,105.2
                                                        --------      --------
Claims and Expenses

  Insurance Claims and Claim Expenses.................   1,505.5       1,190.5
  Amortization of Deferred Policy Acquisition Costs...     580.1         473.0
  Other Insurance Operating Costs and Expenses........     177.0         145.3
  Other Expenses......................................      17.0          18.1
  Investment Expenses.................................      10.2           5.6
  Corporate Expenses..................................      43.9          27.8
                                                        --------      --------

         Total Claims and Expenses....................   2,333.7       1,860.3
                                                        --------      --------

Income Before Federal and Foreign Income Tax..........     282.2         244.9
Federal and Foreign Income Tax........................      57.6          46.7
                                                        --------      --------

Net Income............................................  $  224.6      $  198.2
                                                        ========      ========
Net Income Per Share

 Basic................................................     $1.32         $1.17
 Diluted..............................................      1.31          1.15

Dividends Declared Per Share..........................       .36           .35


See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                            Mar. 31,     Dec. 31,
                                                              2003         2002
                                                            --------     --------
                                                                (in millions)
Assets

  Invested Assets
    Short Term Investments...............................   $ 2,348.3   $ 1,756.7
    Fixed Maturities
      Held-to-Maturity - Tax Exempt (market $740.5
       and $850.7).......................................       690.1       794.9
      Available-for-Sale
       Tax Exempt (cost $8,669.4 and $8,449.2)...........     9,295.2     9,082.9
       Taxable (cost $8,560.3 and $8,112.5)..............     8,911.7     8,385.7
    Equity Securities (cost $1,147.1 and $998.3).........     1,135.8       992.2
                                                            ---------   ---------

           TOTAL INVESTED ASSETS.........................    22,381.1    21,012.4
  Cash...................................................        30.8        41.9
  Securities Lending Collateral..........................     1,317.9     1,354.8
  Accrued Investment Income..............................       253.3       246.9
  Premiums Receivable....................................     2,097.4     2,040.6
  Reinsurance Recoverable on Unpaid Claims
   and Claim Expenses....................................     3,895.0     4,071.5
  Prepaid Reinsurance Premiums...........................       584.9       479.3
  Deferred Policy Acquisition Costs......................     1,221.0     1,150.0
  Real Estate Assets.....................................       594.2       602.9
  Investments in Partially Owned Companies...............       274.7       266.7
  Deferred Income Tax....................................       550.1       612.5
  Goodwill...............................................       467.4       467.4
  Other Assets...........................................     1,798.0     1,767.5
                                                            ---------   ---------

           TOTAL ASSETS..................................   $35,465.8   $34,114.4
                                                            =========   =========

Liabilities

  Unpaid Claims and Claim Expenses.......................   $16,885.3   $16,713.1
  Unearned Premiums......................................     5,516.2     5,049.9
  Securities Lending Payable.............................     1,317.9     1,354.8
  Short Term Debt........................................       257.0           -
  Long Term Debt.........................................     2,356.4     1,959.1
  Dividend Payable to Shareholders.......................        61.8        59.9
  Accrued Expenses and Other Liabilities.................     1,952.3     2,118.4
                                                            ---------   ---------

           TOTAL LIABILITIES.............................    28,346.9    27,255.2
                                                            ---------   ---------

Shareholders' Equity

  Common Stock - $1 Par Value; 180,538,653 and
   180,296,834 Shares....................................       180.5       180.3
  Paid-In Surplus........................................       480.4       445.4
  Retained Earnings......................................     6,515.3     6,352.5
  Accumulated Other Comprehensive Income
   Unrealized Appreciation of Investments, Net of Tax....       627.8       585.5
   Foreign Currency Translation Losses, Net of Tax.......       (47.0)      (56.5)
  Receivable from Employee Stock Ownership Plan..........       (34.1)      (34.1)
  Treasury Stock, at Cost - 8,948,393 and
   9,095,162 Shares......................................      (604.0)     (613.9)
                                                            ---------   ---------

           TOTAL SHAREHOLDERS' EQUITY....................     7,118.9     6,859.2
                                                            ---------   ---------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY....   $35,465.8   $34,114.4
                                                            =========   =========

See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           THREE MONTHS ENDED MARCH 31


                                                           2003          2002
                                                           ----          ----
                                                             (in millions)
Net Income............................................    $224.6        $198.2
                                                          ------        ------

Other Comprehensive Income (Loss)
  Change in Unrealized Appreciation of Investments,
   Net of Tax.........................................      42.3         (69.0)
  Foreign Currency Translation Gains (Losses),
   Net of Tax.........................................       9.5          (5.3)
                                                          ------        ------
                                                            51.8         (74.3)
                                                          ------        ------

Comprehensive Income..................................    $276.4        $123.9
                                                          ======        ======

See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           THREE MONTHS ENDED MARCH 31

                                                              2003        2002
                                                              ----        ----
                                                                (in millions)
Cash Flows from Operating Activities
  Net Income............................................   $   224.6   $   198.2
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities
    Increase in Unpaid Claims and Claim Expenses, Net...       348.7       105.6
    Increase in Unearned Premiums, Net..................       349.5       335.5
    Increase in Premiums Receivable.....................       (56.8)     (151.8)
    Increase in Deferred Policy Acquisition Costs.......       (67.9)      (87.4)
    Change in Deferred Income Tax.......................        35.1        52.5
    Depreciation........................................        27.8        25.4
    Realized Investment Losses (Gains)..................        (4.5)        9.3
    Other, Net..........................................      (165.3)      (72.8)
                                                           ---------   ---------
  Net Cash Provided by Operating Activities.............       691.2       414.5
                                                           ---------   ---------

Cash Flows from Investing Activities
  Proceeds from Sales of Fixed Maturities...............     1,403.6     1,487.0
  Proceeds from Maturities of Fixed Maturities..........       281.1       374.9
  Proceeds from Sales of Equity Securities..............       129.0       113.5
  Purchases of Fixed Maturities.........................    (2,215.9)   (2,415.3)
  Purchases of Equity Securities........................      (270.0)      (91.0)
  Decrease (Increase) in Short Term Investments, Net....      (591.6)      206.5
  Increase (Decrease) in Net Payable from Security
   Transactions Not Settled.............................       (11.5)       61.8
  Purchases of Property and Equipment, Net..............       (20.0)      (33.9)
  Other, Net............................................           -         2.8
                                                           ---------   ---------
  Net Cash Used in Investing Activities.................    (1,295.3)     (293.7)
                                                           ---------   ---------
Cash Flows from Financing Activities
  Increase (Decrease) in Short Term Debt, Net...........       257.0      (100.0)
  Proceeds from Issuance of Long Term Debt..............       500.0           -
  Repayment of Long Term Debt...........................      (100.1)       (3.7)
  Proceeds from Issuance of Common Stock Under
   Incentive and Purchase Plans.........................         2.7        36.3
  Dividends Paid to Shareholders........................       (59.9)      (57.8)
  Other, Net............................................        (6.7)        1.9
                                                           ---------   ---------
  Net Cash Provided by (Used in) Financing Activities...       593.0      (123.3)
                                                           ---------   ---------
Net Decrease in Cash....................................       (11.1)       (2.5)
Cash at Beginning of Year...............................        41.9        25.8
                                                           ---------   ---------

  Cash at End of Period.................................   $    30.8   $    23.3
                                                           =========   =========


See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1)    General

            The amounts included in this report are unaudited but include those adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Notes to Consolidated Financial Statements included in the Corporation's 2002 Annual Report on Form 10-K.

2)    Adoption of New Accounting Pronouncement

            Effective January 1, 2003, the Corporation adopted the fair value method of accounting for stock-based employee compensation plans, which is the method of accounting defined in Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Under the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period. The Corporation has elected to use the modified prospective method of transition, as permitted by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Under this method, stock-based employee compensation cost is recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 15, 1994. Prior period financial statements were not restated. The adoption of the fair value method of accounting for stock-based employee compensation plans increased compensation cost by $19.1 million in the first quarter of 2003, which resulted in a reduction in net income of $14.0 million or $0.08 per basic and diluted share.

            The following information illustrates the effect on net income and earnings per share as if the Corporation had accounted for stock-based employee compensation using the fair value method.

                                                         Three Months Ended
                                                              March 31
                                                       -----------------------
                                                        2003            2002
                                                       ------          -----
                                                              (in millions,
                                                       except per share amounts)
Net income, as reported.............................   $224.6          $198.2

Add: stock-based employee compensation expense
     included in reported net income, net of tax....     15.8             4.0

Deduct: stock-based employee compensation
     expense determined using the fair value
     method, net of tax.............................    (15.8)          (16.9)
                                                        -----          ------

Pro forma net income................................   $224.6          $185.3
                                                       ======          ======

Earnings per share

     Basic, as reported.............................    $1.32           $1.17
     Basic, pro forma...............................     1.32            1.09

     Diluted, as reported...........................     1.31            1.15
     Diluted, pro forma.............................     1.31            1.07

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

            The net change in unrealized appreciation or depreciation of investments carried at market value was as follows:

                                                            Three Months Ended
                                                                  March 31
                                                           --------------------
                                                            2003          2002
                                                            ----          ----
                                                                (in millions)
Change in unrealized depreciation
  of equity securities..............................       $ (5.2)      $  19.5
Change in unrealized appreciation
  of fixed maturities...............................         70.3        (125.7)
                                                           ------       -------
                                                             65.1        (106.2)
Deferred income tax (credit)........................         22.8         (37.2)
                                                           ------       -------

Change in unrealized appreciation or
  depreciation of investments, net..................       $ 42.3       $ (69.0)
                                                           ======       =======

4)    Earnings Per Share

            The following table sets forth the computation of basic and diluted earnings per share:

                                                             Three Months Ended
                                                                  March 31
                                                           ---------------------
                                                            2003          2002
                                                            -----         ----
                                                            (in millions, except
                                                             per share amounts)
Basic earnings per share:
  Net income........................................       $224.6       $ 198.2
                                                           ======       =======
Weighted average number of common
  shares outstanding................................        170.5         169.8
                                                           ======       =======
Basic earnings per share............................       $ 1.32       $  1.17
                                                           ======       =======
Diluted earnings per share:
  Net income........................................       $224.6       $ 198.2
                                                           ======       =======
Weighted average number of common
  shares outstanding................................        170.5         169.8
Additional shares from assumed exercise
  of stock-based compensation awards................           .9           3.1
                                                           ------       -------
Weighted average number of common shares and
  potential common shares assumed outstanding
  for computing diluted earnings per share..........        171.4         172.9
                                                           ======       =======
Diluted earnings per share..........................       $ 1.31       $  1.15
                                                           ======       =======

5)    September 11 Attack

            In the third quarter of 2001, net costs of $645 million were incurred by the Corporation's property and casualty insurance subsidiaries related to the September 11 attack in the United States. Gross claims and claim expenses from the September 11 attack are estimated at about $3.2 billion. Most of the claims were from property exposure and business interruption losses. There were also significant workers' compensation losses. Net costs were estimated to be $645 million due to various reinsurance agreements. The property exposures were protected by facultative reinsurance, property per risk treaties that limited the net loss per risk, and property catastrophe treaties. Workers' compensation losses were protected by a casualty catastrophe treaty and a casualty clash treaty.

            Certain reinsurers questioned the interpretation and/or application of some provisions of the property per risk reinsurance agreements. All of the questions that had been raised by the property per risk reinsurers have been resolved. That resolution will result in the collection of an amount of reinsurance that confirms the estimate of net costs of $645 million related to the September 11 attack.

            Business interruption claims from the September 11 attack will take some time to resolve, while potential liability claims could take years to resolve. Therefore, it is possible that the estimate of ultimate gross losses related to the September 11 attack may change in the future, and that the change in estimate could have a material effect on the Corporation's results of operations. However, management does not expect that any such change would have a material effect on the Corporation's financial condition or liquidity.

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

            Chubb Financial Solutions' non-insurance business is primarily structured credit derivatives, principally as a counterparty in portfolio credit default swap contracts.

            Corporate and other includes investment income earned on corporate invested assets, corporate expenses and the Corporation's real estate and other non-insurance subsidiaries.

            Revenues and income before income tax of the operating segments were as follows:

                                                    Three Months Ended
                                                         March 31
                                                 -------------------------
                                                   2003            2002
                                                 --------        --------
                                                       (in millions)
Revenues
  Property and casualty insurance
    Premiums earned
      Personal insurance.......................  $  579.8        $  502.2
      Commercial insurance.....................     878.7           649.8
      Specialty insurance......................     866.7           703.4
                                                 --------        --------
                                                  2,325.2         1,855.4

    Investment income..........................     253.6           230.2
                                                 --------        --------

      Total property and casualty insurance....   2,578.8         2,085.6

  Chubb Financial Solutions non-insurance
   business....................................      17.4             3.5
  Corporate and other..........................      15.2            25.4
  Realized investment gains (losses)...........       4.5            (9.3)
                                                 --------        --------

      Total revenues...........................  $2,615.9        $2,105.2
                                                 ========        ========

Income (loss) before income tax
  Property and casualty insurance
    Underwriting
      Personal insurance.......................  $  (15.6)       $   13.0
      Commercial insurance.....................      54.2           (49.8)
      Specialty insurance......................     (36.4)            6.5
                                                 --------        --------
                                                      2.2           (30.3)
      Increase in deferred policy
       acquisition costs.......................      67.9            87.4
                                                 --------        --------

      Underwriting income......................      70.1            57.1

    Investment income..........................     246.3           225.2

    Other charges..............................      (7.5)          (10.5)
                                                 --------        --------

      Total property and casualty insurance....     308.9           271.8

  Chubb Financial Solutions non-insurance
   business....................................      14.0             (.1)
  Corporate and other loss.....................     (45.2)          (17.5)
  Realized investment gains (losses)...........       4.5            (9.3)
                                                 --------        --------

      Total income before income tax...........  $  282.2        $  244.9
                                                 ========        ========

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations for the Quarters Ended March 31, 2003 and 2002

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

- the effects of the war in Iraq and the outbreak of war or hostilities in other countries or regions of the world;

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

         - our estimates relating to ultimate asbestos liabilities and related reinsurance recoverables;

         - any impact from the bankruptcy protection sought by various asbestos producers and other related businesses;

         - developments in judicial decisions or legislative actions relating to coverage and liability for asbestos and toxic waste claims;

         - developments in judicial decisions or regulatory or legislative actions relating to coverage and liability for mold claims;

- the impact of the current economic climate on companies on whose behalf we have issued surety bonds, and in particular, on those companies that have experienced deterioration in creditworthiness;

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

         - claims and litigation arising out of investment banking practices;

         - legislative or regulatory proposals or changes, including the changes in law and regulation implemented under the Sarbanes-Oxley Act of 2002;

- the impact of Severe Acute Respiratory Syndrome (SARS) on business and on our ability and the ability of our agents and brokers to travel and meet with customers and prospective customers;

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

SUMMARY OF FINANCIAL RESULTS

         Net income determined in accordance with generally accepted accounting principles (GAAP) was $224.6 million in the first quarter of 2003 compared with $198.2 million in the comparable period in 2002.

         Operating income, which is net income excluding after-tax realized investment gains and losses, was $221.7 million in the first quarter of 2003 compared with $204.3 million in the first quarter of 2002. Management uses operating income, a non-GAAP financial measure, to evaluate its performance because the realization of investment gains and losses in any given period is largely discretionary as to timing and could distort the analysis of trends. Operating income should only be analyzed in conjunction with, and not in lieu of, net income.

         Effective January 1, 2003, the Corporation adopted the fair value method of accounting for stock-based employee compensation plans, which is the method of accounting defined in Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Prior period financial statements were not restated. Under the fair value method of accounting, compensation cost is measured based on the fair value of an award at the grant date and recognized over the service period. The adoption of the fair value method of accounting for stock-based employee compensation plans increased compensation cost by $19 million in the first quarter of 2003, which resulted in a reduction in both net income and operating income of $14 million. The adoption of the fair value method of accounting for stock-based employee compensation plans is discussed further in Note (2) of the Notes to Consolidated Financial Statements.

         The following is a summary of the Corporation's results for the first quarter of 2003 and 2002:

                                                             Quarter Ended
                                                                March 31
                                                         -----------------------
                                                          2003          2002
                                                         --------       --------
                                                             (in millions)

PROPERTY AND CASUALTY INSURANCE
 Underwriting
  Net Premiums Written ...............................   $2,674.7       $2,190.9
  Increase in Unearned Premiums ......................     (349.5)        (335.5)
                                                         --------       --------
     Premiums Earned .................................    2,325.2        1,855.4
                                                         --------       --------
  Claims and Claim Expenses ..........................    1,505.5        1,190.5
  Operating Costs and Expenses .......................      811.5          686.6
  Increase in Deferred Policy Acquisition Costs ......      (67.9)         (87.4)
  Dividends to Policyholders .........................        6.0            8.6
                                                         --------       --------
  Underwriting Income ................................       70.1           57.1
                                                         --------       --------
 Investments
  Investment Income Before Expenses ..................      253.6          230.2
Investment Expenses ..................................        7.3            5.0
                                                         --------       --------
  Investment Income ..................................      246.3          225.2
                                                         --------       --------
 Other Charges .......................................       (7.5)         (10.5)
                                                         --------       --------
 Property and Casualty Income ........................      308.9          271.8

CHUBB FINANCIAL SOLUTIONS NON-INSURANCE BUSINESS .....       14.0            (.1)
CORPORATE AND OTHER ..................................      (45.2)         (17.5)
                                                         --------       --------

CONSOLIDATED OPERATING INCOME BEFORE INCOME TAX ......      277.7          254.2
Federal and Foreign Income Tax .......................       56.0           49.9
                                                         --------       --------
CONSOLIDATED OPERATING INCOME ........................      221.7          204.3
REALIZED INVESTMENT GAINS (LOSSES) AFTER INCOME TAX ..        2.9           (6.1)
                                                         --------       --------
CONSOLIDATED NET INCOME ..............................   $  224.6       $  198.2
                                                         ========       ========
PROPERTY AND CASUALTY INVESTMENT INCOME
 AFTER INCOME TAX ....................................   $  198.0       $  185.6
                                                         ========       ========

PROPERTY AND CASUALTY INSURANCE

         Earnings from our property and casualty business were higher in the first quarter of 2003 compared with the same period of 2002. Underwriting income was higher in the first quarter of 2003 due to the exceptionally strong results in our commercial classes, which include multiple peril, casualty, workers' compensation and property and marine. Investment income also increased in the first quarter of 2003 compared with 2002. Property and casualty income before taxes amounted to $308.9 million in the first quarter of 2003 compared with $271.8 million in 2002.

         Net premiums written were $2.7 billion in the first quarter of 2003, an increase of 22% compared with the first quarter of 2002. U.S. premiums grew 21%. Substantial premium growth was also achieved outside the United States in the first quarter of 2003. Non-U.S. premiums grew 26% on a reported basis and 16% in local currencies.

         Premium growth in the first quarter was strong in all segments of our business due primarily to higher rates. We continue to see opportunities to write new business and we are retaining more of our accounts upon renewal. We continue to get rate increases on much of the business we write, with favorable policy terms and conditions. We expect that this trend will continue throughout 2003.

         As a result of the substantial losses incurred by reinsurers in recent years, the cost of reinsurance in the marketplace has increased significantly and reinsurance capacity for certain coverages, such as terrorism, is limited and expensive.

         Our reinsurance program in 2003 will be similar to that in 2002. We have discontinued some lower limit treaties that we believed were no longer economical and have increased our participation in certain layers of the treaties that we renewed. We expect that our reinsurance costs will increase in 2003 in line with the higher premiums on the policies reinsured.

         Our casualty per risk and casualty clash treaties renewed in January 2003. On the clash treaty, which operates like a catastrophe treaty, we increased our retention from $25 million to $50 million.

         Our property reinsurance program was renewed in April 2003. The property per risk retention remained at $15 million. Our property catastrophe treaty for events in the United States was modified to increase our coverage at the top by $200 million due to our increased exposure in certain catastrophe prone areas. The program now provides coverage for individual catastrophic events of approximately 86% of losses between $150 million and $850 million.

         We are making a concerted effort to reduce terrorism risk aggregations. However, our future operating results could be more volatile due to the limited terrorism coverage in our reinsurance program.

         The Terrorism Risk Insurance Act of 2002 (the Terrorism Act) established a program under which the federal government will share the risk of loss from certain acts of international terrorism with the insurance industry. The program terminates on December 31, 2005. The Terrorism Act is applicable to almost all commercial lines of insurance. Insurance companies with direct commercial insurance exposure in the United States are required to participate in the program. Each insurer has a separate deductible in the event of an act of terrorism before federal assistance becomes available. The deductible is based on a percentage of direct commercial earned premiums from the previous calendar year. For 2003, that deductible is 7% of direct commercial earned premiums in 2002. For losses above the deductible, the federal government will pay for 90% of insured losses, while the insurer contributes 10%. For certain classes of business, such as workers' compensation, terrorism coverage is mandatory. For those classes of business where it is not mandatory, insureds may choose not to accept the terrorism coverage, which would reduce our exposure. As expected, in 2003, most of our middle market commercial insureds have opted for terrorism coverage. While the provisions of the Terrorism Act will serve to mitigate our exposure in the event of a large-scale terrorist attack, our deductible is substantial, approximately $350 million in 2003. Therefore, we continue to monitor concentrations of risk.

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

         Underwriting results were highly profitable in the first quarter of both 2003 and 2002. Our combined loss and expense ratio was 95.3% in the first quarter of 2003 compared with 95.9% in 2002.

         The loss ratio was 64.9% for the first quarter of 2003 compared with 64.4% in 2002. Catastrophe losses during the first quarter of 2003 amounted to $94.9 million which represented 4.1 percentage points of the loss ratio compared with $13.3 million or 0.7 of a percentage point in 2002.

         Our expense ratio decreased to 30.4% for the first quarter of 2003 compared with 31.5% in 2002, despite the 0.5 of a percentage point adverse impact of expensing stock options in 2003. The decrease in the expense ratio was due primarily to premiums written growing at a substantially higher rate than overhead expenses.

         Underwriting results during 2003 and 2002 by class of business were as follows:

                                             Quarter Ended March 31
                              ------------------------------------------------
                                   Net Premiums             Combined Loss and
                                      Written                Expense Ratios
                              ----------------------      --------------------

                                2003          2002          2003        2002
                              --------      --------      --------    --------
                                        (in millions)
PERSONAL INSURANCE
  Automobile ...........      $  132.9      $  119.1         101.4%      100.5%
  Homeowners ...........         312.5         272.4         114.1       102.6
  Other ................         119.6         111.0          77.8        80.9
                              --------      --------      --------    --------
      Total Personal ...         565.0         502.5         103.6        97.4
                              --------      --------      --------    --------

COMMERCIAL INSURANCE
  Multiple Peril .......         276.5         247.0          88.0        99.9
  Casualty .............         344.1         300.8          85.2       100.3
  Workers' Compensation          188.4         142.8          87.6        91.5
  Property and Marine ..         273.3         202.3          87.4        87.5
                              --------      --------      --------    --------
      Total Commercial .       1,082.3         892.9          86.5        95.7
                              --------      --------      --------    --------

SPECIALTY INSURANCE
  Executive Protection .         521.6         388.6         103.6        99.3
  Financial Institutions         223.8         178.2         110.9        94.4
  Other ................         282.0         228.7          78.8        88.3
                              --------      --------      --------    --------
      Total Specialty ..       1,027.4         795.5          99.2        95.4
                              --------      --------      --------    --------

      TOTAL ............      $2,674.7      $2,190.9          95.3%       95.9%
                              ========      ========      ========    ========

PERSONAL INSURANCE

         Premiums from personal insurance coverages, which represent 21% of total premiums written, increased by 12% in the first quarter of 2003 compared with the same quarter in 2002. Premium growth occurred in all classes. However, as planned, growth in our in-force policy count continued to slow. The significant premium growth in our homeowners business was due to higher rates and increased insurance-to-value; the in force policy count for this class was flat.

         Our personal insurance business produced unprofitable underwriting results in the first quarter of 2003 compared with profitable results in 2002. The deterioration in 2003 was due to higher catastrophe losses. The combined loss and expense ratio was 103.6% in the first quarter of 2003 compared with 97.4% in 2002. Excluding catastrophe losses, the combined ratio was 92.7% and 95.0% in the first quarter of 2003 and 2002, respectively.

         Homeowners results were highly unprofitable in 2003 compared with modestly unprofitable results in 2002. The deterioration in 2003 was due to the higher catastrophe losses. Catastrophe losses represented 19.6 percentage points of the loss ratio for this class in the first quarter of 2003 compared with 4.5 percentage points in 2002. Excluding catastrophe losses, homeowners results improved somewhat in 2003 due in part to a decline in water damage claims. Homeowners results remained unprofitable outside the United States in 2003. We are in the process of exiting our personal lines business in Continental Europe, with the exception of the ultra high net worth market segment.

         Our remediation plan relating to our homeowners business in the United States, which began in the latter part of 2001, is on track. We have made substantial progress in implementing rate increases in states where rates have been deficient. While the impact of losses related to water damage, including mold, decreased somewhat in the first quarter of 2003, we remain concerned about the potential for such claims. We have made regulatory filings in most states to introduce contract changes that would enable us to treat mold as a separate peril available at an appropriate price. These changes have been implemented in 26 states, including Texas, California and Florida, and approved in seven other states. If necessary, we will take other underwriting actions to reduce our exposures in those states where we cannot attain rate adequacy due to regulatory constraints or adverse loss trends.

         Our automobile business produced near breakeven results in 2003 and 2002. Other personal coverages, which include insurance for valuable articles and excess liability, produced highly profitable results in 2003 and 2002 due to continued favorable loss experience.

COMMERCIAL INSURANCE

         Premiums from commercial insurance, which represent 41% of our total writings, increased by 21% in the first quarter of 2003 compared with the same period a year ago. The substantial premium growth in this business was due to continued price increases and an increase in our in-force policy count. Growth occurred in all segments of this business but was particularly strong in the workers' compensation and property and marine classes. We are beginning to see more competition in the marketplace. Despite this, retention levels in the first quarter of 2003 were somewhat higher than those in the same period of 2002. On the business that was renewed, rate increases were substantial, although the level of rate increases has declined somewhat from 2002 levels. During the quarter, we wrote two dollars of new business for every dollar of business we lost. The substantial growth in new business was produced with the same tightened underwriting discipline that has existed over the past several years. We expect that rates will continue to rise but that the level of rate increases will decline.

         Our commercial insurance business produced profitable underwriting results in the first quarter of 2003 and 2002. The 2003 results were exceptionally profitable. The combined loss and expense ratio was 86.5% for the first quarter of 2003 compared with 95.7% in 2002. The improvement in 2003 was due in large part to the cumulative effect of price increases, better terms and conditions and more stringent risk selection in recent years. The improvement was most substantial in our commercial multiple peril and casualty classes of business. The improved casualty results were due in part to the absence of incurred losses related to asbestos and toxic waste claims. Such losses were $22 million in the first quarter of 2002.

         Multiple peril produced highly profitable results in 2003 compared with breakeven results in 2002. The improvement in 2003 was driven by the liability component of this business which experienced significantly fewer large losses compared with 2002. In the property component, results were similar in both years as a reduction in non-catastrophe losses in 2003 was mostly offset by higher catastrophe losses. Catastrophe losses represented 6.9 percentage points of the loss ratio for this class in the first quarter of 2003. There were virtually no catastrophe losses for this class in the comparable period in 2002.

         Our casualty business improved considerably in 2003, producing highly profitable results compared with breakeven results in the prior year. The improvement in 2003 was primarily in the excess liability component of this business, which produced profitable results in 2003 compared with unprofitable results in 2002 due to higher rates and the culling of business where we could not attain price adequacy. The primary liability and automobile components were highly profitable in both years. As noted above, casualty results in 2003 also benefited from an absence of incurred losses related to asbestos and toxic waste claims.

         Workers' compensation results were highly profitable in 2003 and 2002 due in large part to our disciplined risk selection during the past several years.

         Property and marine results were highly profitable in 2003 and 2002 due in part to few severe losses. Results were similar in both years despite higher catastrophe losses in 2003. Catastrophe losses represented 5.6 percentage points of the loss ratio for this class in 2003 compared with 1.6 percentage points in 2002.

SPECIALTY INSURANCE

         Premiums from specialty insurance, which represent 38% of our total writings, increased by 29% in the first quarter of 2003 compared with the same period a year ago. Our strategy of working closely with our customers and our ability to differentiate our products continue to enable us to renew a considerable percentage of our executive protection and financial institutions business. The growth in executive protection and the professional liability component of our financial institutions business was primarily attributable to higher rates. In response to claim severity trends, we initiated a program in the latter half of 2001 to increase pricing and improve policy terms and to not renew business that no longer met our underwriting criteria. We have implemented tighter terms and conditions, including lower policy limits and higher deductibles. We continue to reprofile our book of business by reducing the number of Fortune 200 companies for which we write directors and officers liability coverages. At the same time, we continue to generate most of our new business from the small to mid-size market. In the fidelity and standard commercial components of our financial institutions business, rates continued to increase as well. Growth in our other specialty business was primarily from Chubb Re, our reinsurance business that began operations in 1999. Premiums produced by Chubb Re grew 58% in the first quarter of 2003.

         Our specialty business produced near breakeven underwriting results in the first quarter of 2003 compared with profitable results in 2002. The combined loss and expense ratio was 99.2% for the first quarter of 2003 compared with 95.4% in 2002.

         Our executive protection business produced unprofitable results in 2003 compared with near breakeven results in the prior year. Results in 2003 were adversely affected by directors and officer liability and errors and omissions liability claims that have arisen due to the corporate abuses and accounting irregularities in recent years.

         Financial institutions results were unprofitable in 2003 compared with profitable results in 2002. The fidelity component of this business was highly profitable in both years due to favorable loss experience. The standard commercial business written on financial institutions also produced highly profitable results in both years due in large part to the rate increases and more stringent risk selection in recent years. However, results for the professional liability component were highly unprofitable in both years, but more so in 2003. The deterioration was due to the same adverse claim trends experienced in our executive protection business.

         Our other specialty results were highly profitable in both years, but more so in 2003 due to improved results in our reinsurance assumed business generated by Chubb Re and in our aviation business. Our surety business produced highly profitable results in both years.

         As a result of disarray in the surety reinsurance market caused by several years of declining prices and high losses, the availability of surety reinsurance in the near term has been significantly reduced. As a result, our future surety results could be more volatile.

         We have in force several gas forward purchase surety bonds. The total amount of bonds with one principal, Aquila, Inc., is approximately $540 million. These bonds are uncollateralized. The combined amount of all other gas forward surety bonds is approximately $235 million. Approximately $125 million of these bonds are uncollateralized. Our obligations under these bonds will decline over the terms of the bonds, the longest of which extends until 2012.

         These surety bonds secure the suppliers' obligation to supply gas under long-term forward purchase agreements. Under the terms of these bonds, our entire obligation to pay could be triggered if the related supplier failed to provide gas under its forward purchase contracts or was the subject of a bankruptcy filing. There is currently no reinsurance in place covering our obligations under any of these bonds.

         Each of the suppliers continues to perform its obligations under the related gas forward purchase agreements. If payment under the Aquila surety bonds were triggered or if payment under all of the other gas forward surety bonds were triggered, such payments would have a material effect on the Corporation's results of operations and liquidity.

SEPTEMBER 11 ATTACK

         In the third quarter of 2001, we incurred net costs of $645 million related to the September 11 attack. We estimate that our gross claims and claim expenses from the September 11 attack were about $3.2 billion. Most of the claims were from property exposure and business interruption losses. We also had significant workers' compensation losses. We estimated that our net costs were $645 million due to various reinsurance agreements. Our property exposures were protected by facultative reinsurance, property per risk treaties that limited our net loss per risk, and our property catastrophe treaties. Our workers' compensation losses were protected by a casualty catastrophe treaty and a casualty clash treaty.

         Certain of our reinsurers questioned our interpretation and/or application of some provisions of our property per risk reinsurance agreements. The questions raised generally involved the applicable limit of reinsurance coverage available to us, the definition of what constitutes one risk, our accumulation of exposure in the various buildings destroyed or damaged and our adherence to our underwriting guidelines. We have resolved all of the questions that had been raised by our property per risk reinsurers. That resolution will result in our collecting an amount of reinsurance that confirms our estimate of net costs of $645 million related to the September 11 attack.

         Business interruption claims from the September 11 attack will take some time to resolve, while potential liability claims could take years to resolve. Therefore, it is possible that our estimate of ultimate gross losses related to the September 11 attack may change in the future, and that the change in estimate could have a material effect on the Corporation's results of operations. However, we do not expect that any such change would have a material effect on the Corporation's financial condition or liquidity.

LOSS RESERVES

         Loss reserves at March 31, 2003 and December 31, 2002 included significant amounts related to the September 11 attack and to asbestos and toxic waste claims. Loss reserves at December 31, 2002 also included a significant amount related to our surety exposure arising from the bankruptcy of Enron Corp., which was substantially paid in the first quarter of 2003. The components of loss reserves were as follows:

                                          March 31,    December 31,
                                           2003           2002
                                          -------     -----------
                                               (in millions)
Gross loss reserves
  Total, per balance sheet                $16,885      $16,713
  Less:
    Related to September 11 attack          1,853        2,063
 Related to asbestos and toxic
  waste claims                              1,112        1,136
    Related to Enron surety exposure           14          113
                                          -------      -------
  Total, as adjusted                      $13,906      $13,401
                                          =======      =======
Reinsurance recoverable
  Total, per balance sheet                $ 3,895      $ 4,071
  Less:
    Related to September 11 attack          1,345        1,558
 Related to asbestos and toxic
  waste claims                                 50           53
    Related to Enron surety exposure           --            7
                                          -------      -------
  Total, as adjusted                      $ 2,500      $ 2,453
                                          =======      =======
Net loss reserves
  Total                                   $12,990      $12,642
  Total, as adjusted                       11,406       10,948

         The loss reserves related to the September 11 attack, asbestos and toxic waste claims and our Enron surety exposure are significant components of our total loss reserves, but they distort the growth trend in our loss reserves. Adjusted to exclude such loss reserves, our loss reserves, net of reinsurance recoverable, increased by $458 million during the first quarter of 2003.

         Net loss reserves, as adjusted, by segment were as follows:

                                    March 31,    December 31,
                                      2003         2002
                                    -------      -------
                                        (in millions)
Personal insurance                  $ 1,141      $ 1,064
Commercial insurance                  4,792        4,714
Specialty insurance                   5,473        5,170
                                    -------      -------

Net loss reserves, as adjusted      $11,406      $10,948
                                    =======      =======

         Loss reserves for personal insurance and specialty insurance increased significantly in the first quarter of 2003. Unpaid claims related to catastrophes contributed approximately $41 million to the increase in personal insurance loss reserves. The increase in loss reserves for specialty insurance was due in large part to the directors and officers and errors and omissions claim activity combined with relatively low paid losses for these coverages during the quarter.

         We continually review and update our loss reserves. Based on all information currently available, we believe that the aggregate loss reserves of the property and casualty subsidiaries at March 31, 2003 were adequate to cover claims for losses that had occurred, including both those known to us and those yet to be reported. In establishing such reserves, we consider facts currently known and the present state of the law and coverage litigation. However, given the judicial decisions and legislative actions that have broadened the scope of coverage and expanded theories of liability in the past and the possibilities of similar interpretations in the future, particularly as they relate to asbestos claims and, to a lesser extent, toxic waste claims, additional increases in loss reserves may emerge in future periods. Such increases could have a material adverse effect on the Corporation's future operating results. However, management does not expect that any such increases would have a material effect on the Corporation's consolidated financial condition or liquidity.

INVESTMENT INCOME

         Property and casualty investment income before taxes increased by 9.4% in the first quarter of 2003 compared with the same period in 2002. Growth was due to an increase in invested assets since the first quarter of 2002. The increase in invested assets was due to substantial cash flow from operations over the period as well as a capital contribution of $1 billion to the property and casualty subsidiaries by the Corporation in the fourth quarter of 2002. Growth in investment income in 2003 was dampened, however, by lower available reinvestment rates on fixed maturities that matured over the past year.

         The effective tax rate on investment income increased to 19.6% in the first quarter of 2003 from 17.6% in the comparable period in 2002 due to our holding a smaller proportion of our investment portfolio in tax-exempt securities. On an after-tax basis, property and casualty investment income increased by 6.7% in the first quarter of 2003. Management uses property and casualty investment income after-tax, a non-GAAP financial measure, to evaluate its investment performance because it reflects the impact of any change in the proportion of the investment portfolio invested in tax-exempt securities and is therefore more meaningful for analysis purposes than investment income before taxes.

CHUBB FINANCIAL SOLUTIONS

         Chubb Financial Solutions (CFS) was organized by the Corporation in 2000 to develop and provide customized products to address specific financial needs of corporate clients. CFS operates through both the capital and insurance markets. Since its inception, CFS's non-insurance business has been primarily structured credit derivatives, principally as a counterparty in portfolio credit default swap contracts. The Corporation guarantees all of these obligations.

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

         Portfolio credit default swaps are derivatives and are carried in the financial statements at estimated fair value, which represents management's best estimate of the cost to exit the positions. Changes in fair value are included in income in the period of the change. Thus, CFS's results are subject to volatility, which could have a significant effect on the Corporation's results of operations from period to period. Valuation models are used to estimate the fair value of the obligation in each credit default swap. Such valuations require considerable judgment and are subject to significant uncertainty.

         The fair value of credit default swaps is subject to fluctuations arising from, among other factors, changes in credit spreads, the financial ratings of referenced asset-backed securities, actual credit events reducing subordination, credit correlation within a portfolio, anticipated recovery rates related to potential defaults and changes in interest rates. Short term fluctuations in the fair value of CFS's future obligations may have little correlation to the ultimate profitability of this business. The ultimate profitability of this business depends on actual credit events over the lives of the contracts.

         Revenues from the non-insurance business of CFS, principally consisting of the change in fair value of derivative contracts, were $17.4 million in the first quarter of 2003 and $3.5 million in 2002. This business produced income before taxes of $14.0 million in the first quarter of 2003 compared with a loss of $0.1 million in 2002. Results for the first quarter of 2003 benefited from an improvement in corporate credit spreads, partially offset by a slight deterioration in credit quality of the asset-backed portfolios.

         At March 31, 2003, CFS's aggregate exposure, or retained risk, referred to as notional amounts, from its in-force portfolio credit default swaps was approximately $42.6 billion. The notional amounts are used to express the extent of involvement in swap transactions. These amounts are used to calculate the exchange of contractual cash flows and are not necessarily representative of the potential for gain or loss. The notional amounts are not recorded on the balance sheet.

      The realistic loss exposure of CFS is a very small portion of the $42.6 billion notional amount due to several factors. The position of CFS is senior to subordinated interests of $7.2 billion in the aggregate. Of the $7.2 billion of subordination, there were only $97 million of defaults through March 31, 2003, none of which has pierced the subordination limits of any of the contracts. In addition, the underlying credits are primarily investment grade corporate credits and highly rated asset-backed securities.

      In addition to portfolio credit default swaps, CFS has entered into a derivative contract linked to an equity market index and a few other insignificant non-insurance transactions.

      The notional amount and fair value of our future obligations by type of risk were as follows:

                                   Notional Amount                 Fair Value
                                   ---------------                 ----------
                              March 31,     December 31,    March 31,     December 31,
                                 2003           2002           2003           2002
                                 ----           ----           ----           ----
                                    (in billions)                 (in millions)
Credit default swaps
 Corporate securities         $    24.5      $    21.2      $      81      $      88
 Asset-backed securities           15.6           15.5            111            103
 Loan portfolios                    2.5            2.0              3              4
                              ---------      ---------      ---------      ---------
                                   42.6           38.7            195            195
Other                                .4             .4              9              9
                              ---------      ---------      ---------      ---------
                              $    43.0      $    39.1      $     204      $     204
                              =========      =========      =========      =========

      In April 2003, the Corporation announced that it intends to run-off the financial products portfolio of CFS. We do not intend to write any new credit derivative transactions but might enter into transactions for hedging and other risk management reasons in the future.

CORPORATE AND OTHER

      Corporate and other includes investment income earned on corporate invested assets, interest expense and other expenses not allocated to the operating subsidiaries, and the results of our real estate and other non-insurance subsidiaries. Corporate and other produced a loss before taxes of $45.2 million in the first quarter of 2003 compared with a loss of $17.5 million in the first quarter of 2002. The substantially higher loss in 2003 was due primarily to higher interest expense and lower investment income. Interest expense was higher in 2003 due primarily to the issuance of $600 million of debt in the fourth quarter of 2002. Investment income was lower in 2003 due to the decrease in corporate invested assets resulting from the capital contribution to the property and casualty subsidiaries in the fourth quarter of 2002.

REAL ESTATE

      Real estate operations resulted in a loss before taxes of $1.5 million in the first quarter of 2003 compared with a loss of $0.9 million in the same period in 2002, which amounts are included in the corporate and other results.

      We own approximately $300 million of land that we expect will be developed in the future. In addition, we own approximately $175 million of commercial properties and land parcels under lease. We are continuing to explore the sale of certain of our remaining properties.

      Loans receivable, which amounted to $86 million at March 31, 2003, are primarily purchase money mortgages. Such loans, which were issued in connection with our joint venture activities and other property sales, are generally collateralized by buildings and, in some cases, land. We continually evaluate the ultimate collectibility of such loans and establish appropriate reserves.

      The recoverability of the carrying value of our real estate assets is assessed based on our ability to fully recover costs through a future revenue stream. The assumptions used reflect future improvement in demand for office space, an increase in rental rates and the ability and intent to obtain financing in order to hold and develop such remaining properties and protect our interests over the long term. We believe that we have made adequate provisions for impairment of real estate assets. However, if the assets are not sold or developed or if leased properties do not perform as presently contemplated, it is possible that additional impairment losses may be recognized that would have a material adverse effect on the Corporation's results of operations.

INVESTMENT GAINS AND LOSSES

      Net realized investment gains before taxes were $4.5 million in the first quarter of 2003 compared with net losses of $9.3 million for the same period in 2002. Decisions to sell securities are governed principally by considerations of investment opportunities and tax consequences. As a result, realized investment gains and losses on the sale of investments may vary significantly from period to period.

      We regularly review the value of our invested assets for other than temporary impairment. In evaluating whether a decline in value is other than temporary, we consider various factors including the length of time and the extent to which the fair value has been less than the cost, the financial condition and near term prospects of the issuer, whether the debtor is current on contractually obligated interest and principal payments, and our intent and ability to hold the investment for a period of time sufficient to allow us to recover our cost. If a decline in the fair value of an individual security is deemed to be other than temporary, the difference between cost and estimated fair value is charged to income as a realized investment loss. In the first quarter of 2003 and 2002, net realized investment gains and losses reflected writedowns of $24.0 million and $24.8 million, respectively, due to the recognition of other than temporary impairment on certain securities.

INCOME TAXES

      We establish deferred income taxes on the undistributed earnings of foreign subsidiaries. Similarly, we establish deferred tax assets related to the expected future U.S. tax benefit of losses and foreign taxes incurred by our foreign subsidiaries.

      At December 31, 2002, the deferred income tax asset related to the expected future U.S. tax benefit of the losses and foreign taxes incurred by Chubb Insurance Company of Europe (Chubb Europe) was $140 million. Results in Chubb Europe were profitable in the first quarter of 2003. As a result, this deferred tax asset was reduced to $130 million at March 31, 2003.

      To evaluate the realization of this deferred tax asset, management must consider whether it is more likely than not that Chubb Europe will generate sufficient taxable income to realize the future tax benefit of the deferred tax asset. Management's judgment is based on its assessment of business plans and related projections of future taxable income that reflect assumptions about increased premium volume, higher rates and improved policy terms as well as available tax planning strategies. While the tax loss carryforwards and foreign tax credits have no expiration and we expect to generate sufficient taxable income to realize these benefits in the future, we are required under generally accepted accounting principles to consider a relatively near term horizon when we evaluate the likelihood of realizing future tax benefits.

      During the fourth quarter of 2002, we established a valuation allowance of $40 million for the portion of the deferred tax asset that we cannot realize for accounting purposes. We did not adjust the valuation allowance in the first quarter of 2003. If our estimates of future taxable income in Chubb Europe were revised upward or downward, we would need to adjust the valuation allowance accordingly. Depending on the amount of any such adjustment, the effect on the Corporation's results of operations could be significant.

INVESTED ASSETS

      Our investment portfolio is primarily comprised of high quality bonds, principally tax-exempt, U.S. Treasury, government agency, mortgage-backed securities and corporate issues. In addition, the portfolio includes equity securities held primarily with the objective of capital appreciation.

      In the first quarter of 2003, we invested new cash in mortgage-backed securities and, to a lesser extent, U.S. Treasury securities and equity securities. Our objective is to try to achieve the appropriate mix of taxable and tax-exempt securities in our portfolio to balance both investment and tax strategies.

      The unrealized appreciation before tax of investments carried at market value, which includes fixed maturities classified as available-for-sale and equity securities, was $966 million and $901 million at March 31, 2003 and December 31, 2002, respectively. Such unrealized appreciation is reflected in a separate component of other comprehensive income, net of applicable deferred income tax.

      The unrealized market appreciation before tax of those fixed maturities carried at amortized cost was $50 million at March 31, 2003 and $56 million at December 31, 2002. Such unrealized appreciation was not reflected in the consolidated financial statements.

      Changes in unrealized market appreciation or depreciation of fixed maturities were due primarily to fluctuations in interest rates.

CAPITAL RESOURCES AND LIQUIDITY

      Capital resources and liquidity represent the overall financial strength of the Corporation and its ability to generate cash flow from its operating subsidiaries and to borrow funds at competitive rates and raise new capital to meet operating and growth needs.

CAPITAL RESOURCES

      In March 2003, the Corporation issued $225 million of unsecured 3.95% Notes due in 2008 and $275 million of unsecured 5.2% Notes due in 2013. A portion of the net proceeds of the offering has been used to repay the commercial paper that was outstanding at March 31, 2003. The balance will be used for general corporate purposes.

      In March 2003, the Corporation filed a shelf registration statement. When it is declared effective by the Securities and Exchange Commission, up to $2.5 billion of various types of securities may be issued by the Corporation.

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

      In July 1998, the Board of Directors authorized the repurchase of up to 12,500,000 shares of the Corporation's common stock. In June 2001, the Board of Directors authorized the repurchase of up to an additional 16,000,000 shares. The 1998 authorization has no expiration while the 2001 authorization will expire on June 30, 2003. The Corporation made no share repurchases during the first quarter of 2003. As of March 31, 2003, 3,287,100 shares remained under the 1998 share repurchase authorization and 8,866,300 shares remained under the 2001 authorization. We do not anticipate that we will repurchase any shares of our common stock in 2003.

RATINGS

      The Corporation and its insurance subsidiaries are rated by major rating agencies. These ratings reflect the rating agency's opinion of our financial strength, operating performance, capital resources, strategic position and ability to meet our obligations to policyholders.

      On March 24, 2003, Standard and Poor's Ratings Services (S&P) lowered our long-term counterparty credit and senior debt ratings from A+ to A and removed them from CreditWatch. In the same action, S&P lowered its counterparty credit and financial strength ratings on our operating insurance companies from AA+ to AA and then removed them from CreditWatch. S&P's outlook on these ratings is currently stable.

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

      New cash from operations available for investment by the property and casualty subsidiaries was approximately $570 million in the first quarter of 2003 compared with $330 million in the same period in 2002. The increase in new cash in 2003 was due to the significant growth in premium receipts without a commensurate increase in paid losses or operating expenses.

      Our property and casualty subsidiaries maintain investments in highly liquid, short-term and other marketable securities to provide for immediate cash needs.

      The Corporation's liquidity requirements are met by dividends from its property and casualty subsidiaries and the issuance of commercial paper and debt and equity securities.

Item 4 - Controls and Procedures

      As of a date within 90 days of the filing date of this quarterly report, an evaluation of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures was performed under the supervision and with the participation of the Corporation's management, including the chief executive officer and chief financial officer. Based on that evaluation, the Corporation's management, including the chief executive officer and chief financial officer, concluded that the Corporation's disclosure controls and procedures were effective as of the evaluation date.

      Subsequent to the evaluation date, there have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls.

                           PART II. OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of The Chubb Corporation was held on April 29, 2003. Matters submitted to Shareholders at the meeting were as follows:

Votes were cast in the following manner in connection with the election of each Director to serve until the next Annual Meeting of Shareholders.

                                            Votes Against
      Director              Votes For        or Withheld
      --------              ---------        -----------
Zoe Baird                  142,929,941        5,336,929
John C. Beck               145,779,321        2,487,549
Sheila P. Burke            142,985,828        5,281,042
James I. Cash, Jr          143,159,771        5,107,099
Joel J. Cohen              143,148,952        5,117,918
James M. Cornelius         134,508,046       13,758,824
John D. Finnegan           143,507,461        4,759,409
David H. Hoag              136,534,048       11,732,822
Klaus J. Mangold           133,579,689       14,687,181
Warren B. Rudman           108,275,827       39,991,043
David G. Scholey           144,788,914        3,477,956
Raymond G. H. Seitz        144,885,420        3,381,450
Lawrence M. Small          136,690,558       11,576,312
Daniel E. Somers           145,361,127        2,905,743
Karen Hastie Williams      145,145,287        3,121,583
James M. Zimmerman         136,682,708       11,584,162
Alfred W. Zollar           145,484,103        2,782,767

There were no broker non-votes cast.

Votes were cast in the following manner in connection with the proposal to approve The Chubb Corporation's 2003 Producer Stock Incentive Plan.

 Votes For         Votes Against
 ---------         -------------
127,828,970          19,314,940

There were 1,122,960 abstaining votes and no broker non-votes cast.

Item 6 - Exhibits and Reports on Form 8-K

A.    Exhibits

      Exhibit 99.1 - Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      Exhibit 99.2 - Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

B.    Reports on Form 8-K

      The Registrant filed a current report on Form 8-K on January 21, 2003 (a) reporting under Item 5 thereof that the Registrant had entered into an employment agreement and change in control employment agreement with the Registrant's Chief Executive Officer and (b) filing under Item 7 thereof copies of such agreements.

      The Registrant filed a current report on Form 8-K on March 11, 2003 (a) reporting under Item 9 thereof the submission of certifications of its Chief Executive Officer and Chief Financial Officer regarding the Registrant's Annual Report on Form 10-K and (b) filing under Item 7 thereof copies of such certifications.

      The Registrant filed a current report on Form 8-K on March 14, 2003 (a) reporting under Item 5 thereof the issuance of a press release announcing the pricing of a $500 million notes offering and (b) filing under Item 7 thereof a copy of such press release.

      The Registrant filed a current report on Form 8-K on April 30, 2003 furnishing under Item 12 thereof (but provided under Item 9 pursuant to SEC interim filing guidance for Item 12) information with respect to the issuance of a press release announcing its results for the quarter ended March 31, 2003 and announcing the availability of a report on the Registrant's website detailing its previously disclosed year-end 2002 asbestos review and providing copies of such press release and asbestos review.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, The Chubb Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE CHUBB CORPORATION

                                           (Registrant)



                                       By: /s/ Henry B. Schram
                                           ------------------------------------
                                           Henry B. Schram
                                           Senior Vice-President and
                                            Chief Accounting Officer

Date: May 15, 2003

                                 CERTIFICATIONS

I, John D. Finnegan, certify that:

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 15, 2003

                                        /s/ John D. Finnegan
                                        -------------------------------------
                                        John D. Finnegan
                                        President and Chief Executive Officer

I, Michael O'Reilly, certify that:

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

                                       /s/ Michael O'Reilly
                                       -----------------------------------------
                                       Michael O'Reilly
                                       Vice Chairman and Chief Financial Officer