Form 10-Q/A
period 2003-03-31
CHUBB CORP
filed 2003-06-12
CIK 20171

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

                                Explanatory Note

This Quarterly Report on Form 10-Q/A amends the Registrant's Form 10-Q for the quarterly period ended March 31, 2003. This Quarterly Report on Form 10-Q/A for the quarterly period ended March 31, 2003 is being filed solely to eliminate the Registrant's reference to operating income in Management's Discussion and Analysis.

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

         Results in the first quarter of 2003 included realized investment gains of $4.5 million, or $2.9 million after tax, compared with realized investment losses of $9.3 million, or $6.1 million after tax, in the first quarter of 2002.

         Effective January 1, 2003, the Corporation adopted the fair value method of accounting for stock-based employee compensation plans, which is the method of accounting defined in Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Prior period financial statements were not restated. Under the fair value method of accounting, compensation cost is measured based on the fair value of an award at the grant date and recognized over the service period. The adoption of the fair value method of accounting for stock-based employee compensation plans increased compensation cost by $19 million in the first quarter of 2003, which resulted in a reduction in net income of $14 million. The adoption of the fair value method of accounting for stock-based employee compensation plans is discussed further in Note (2) of the Notes to Consolidated Financial Statements.

         The following is a summary of the Corporation's results for the first quarter of 2003 and 2002:

                                                             Quarter Ended
                                                                March 31
                                                         -----------------------
                                                          2003          2002
                                                         --------       --------
                                                             (in millions)

PROPERTY AND CASUALTY INSURANCE
 Underwriting
  Net Premiums Written ...............................   $2,674.7       $2,190.9
  Increase in Unearned Premiums ......................     (349.5)        (335.5)
                                                         --------       --------
     Premiums Earned .................................    2,325.2        1,855.4
                                                         --------       --------
  Claims and Claim Expenses ..........................    1,505.5        1,190.5
  Operating Costs and Expenses .......................      811.5          686.6
  Increase in Deferred Policy Acquisition Costs ......      (67.9)         (87.4)
  Dividends to Policyholders .........................        6.0            8.6
                                                         --------       --------
  Underwriting Income ................................       70.1           57.1
                                                         --------       --------
 Investments
  Investment Income Before Expenses ..................      253.6          230.2
Investment Expenses ..................................        7.3            5.0
                                                         --------       --------
  Investment Income ..................................      246.3          225.2
                                                         --------       --------
 Other Charges .......................................       (7.5)         (10.5)
                                                         --------       --------
 Property and Casualty Income ........................      308.9          271.8

CHUBB FINANCIAL SOLUTIONS NON-INSURANCE BUSINESS .....       14.0            (.1)
CORPORATE AND OTHER ..................................      (45.2)         (17.5)
REALIZED INVESTMENT GAINS (LOSSES) ...................        4.5           (9.3)
                                                         --------       --------

CONSOLIDATED INCOME BEFORE INCOME TAX ................      282.2          244.9
Federal and Foreign Income Tax .......................       57.6           46.7
                                                         --------       --------
CONSOLIDATED NET INCOME ..............................   $  224.6       $  198.2
                                                         ========       ========
PROPERTY AND CASUALTY INVESTMENT INCOME
 AFTER INCOME TAX ....................................   $  198.0       $  185.6
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

         Our executive protection business produced unprofitable results in 2003 compared with near breakeven results in the prior year. Results in 2003 were adversely affected by directors and officers liability and errors and omissions liability claims that have arisen due to the corporate abuses and accounting irregularities in recent years.

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

Date: June 12, 2003

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


Date: June 12, 2003

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

Date: June 12, 2003

                                       /s/ Michael O'Reilly
                                       -----------------------------------------
                                       Michael O'Reilly
                                       Vice Chairman and Chief Financial Officer