Form 10-Q
period 2003-06-30
CHUBB CORP
filed 2003-08-13
CIK 20171

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                Washington, D. C.

                                      20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2003

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

                                YES [X]  NO [ ]

         The number of shares of common stock outstanding as of July 31, 2003 was 187,462,182.

                              THE CHUBB CORPORATION
                                      INDEX

                                                                     Page Number
                                                                     -----------
Part I.   Financial Information:

  Item 1 - Financial Statements:

    Consolidated Statements of Income for the
     Three Months and Six Months Ended
     June 30, 2003 and 2002.......................................        1

    Consolidated Balance Sheets as of
     June 30, 2003 and December 31, 2002..........................        2

    Consolidated Statements of Comprehensive Income
     for the Three Months and Six Months Ended
     June 30, 2003 and 2002.......................................        3

    Consolidated Statements of Cash Flows for the
     Six Months Ended June 30, 2003 and 2002......................        4

    Notes to Consolidated Financial Statements....................        5

  Item 2 - Management's Discussion and Analysis
    of Financial Condition and Results of Operations..............       11

  Item 4 - Controls and Procedures................................       31

Part II. Other Information:

  Item 1 - Legal Proceedings......................................       32

  Item 6 - Exhibits and Reports on Form 8-K.......................       33

Signatures........................................................       33

                          Part I. Financial Information

Item 1 - Financial Statements

                              THE CHUBB CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                              PERIODS ENDED JUNE 30

                                                Second Quarter        Six Months
                                              ------------------  -----------------
                                                2003      2002      2003      2002
                                              --------  -------   --------  -------
                                                           (in millions)
Revenues
  Premiums Earned.......................      $2,533.2  $1,927.9  $4,858.4  $3,783.3
  Investment Income.....................         271.7     249.8     528.7     492.3
  Real Estate and Other Revenues........          12.9       4.9      42.1      21.5
  Realized Investment Gains.............          20.7      40.9      25.2      31.6
                                              --------  --------  --------  --------

         Total Revenues.................       2,838.5   2,223.5   5,454.4   4,328.7
                                              --------  --------  --------  --------
Claims and Expenses

  Insurance Claims and Claim Expenses...       1,633.2   1,270.5   3,138.7   2,461.0
  Amortization of Deferred Policy
   Acquisition Costs....................         630.3     504.8   1,210.4     977.8
  Other Insurance Operating Costs
   and Expenses.........................         182.6     131.1     359.6     276.4
  Real Estate and Other Expenses........          19.9      21.7      36.9      39.8
  Investment Expenses...................           6.2       5.3      16.4      10.9
  Corporate Expenses....................          37.4      28.5      81.3      56.3
                                              --------  --------  --------  --------

         Total Claims and Expenses......       2,509.6   1,961.9   4,843.3   3,822.2
                                              --------  --------  --------  --------

Income Before Federal and Foreign
 Income Tax.............................         328.9     261.6     611.1     506.5
Federal and Foreign Income Tax..........          76.8      51.4     134.4      98.1
                                              --------  --------  --------  --------

Net Income..............................      $  252.1  $  210.2  $  476.7  $  408.4
                                              ========  ========  ========  ========

Net Income Per Share
 Basic..................................      $   1.46  $   1.22  $   2.78  $   2.39
 Diluted................................          1.45      1.20      2.76      2.35

Dividends Declared Per Share............           .36       .35       .72       .70

See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                              June 30,     Dec. 31,
                                                                2003         2002
                                                              --------     --------
                                                                  (in millions)
Assets

  Invested Assets
    Short Term Investments...............................     $ 3,589.0   $ 1,756.7
    Fixed Maturities
      Held-to-Maturity - Tax Exempt (market $665.7
       and $850.7).......................................         619.4       794.9
      Available-for-Sale
       Tax Exempt (cost $9,700.1 and $8,449.2)...........      10,421.6     9,082.9
       Taxable (cost $8,804.4 and $8,112.5)..............       9,287.3     8,385.7
    Equity Securities (cost $1,228.2 and $998.3).........       1,295.2       992.2
                                                              ---------   ---------

           TOTAL INVESTED ASSETS.........................      25,212.5    21,012.4
  Cash...................................................          31.2        41.9
  Securities Lending Collateral..........................       1,564.3     1,354.8
  Accrued Investment Income..............................         262.3       246.9
  Premiums Receivable....................................       2,142.7     2,040.6
  Reinsurance Recoverable on Unpaid Claims
   and Claim Expenses....................................       3,525.5     4,071.5
  Prepaid Reinsurance Premiums...........................         511.0       479.3
  Deferred Policy Acquisition Costs......................       1,246.4     1,150.0
  Real Estate Assets.....................................         593.1       602.9
  Investment in Partially Owned Company..................         285.1       266.7
  Deferred Income Tax....................................         440.5       612.5
  Goodwill...............................................         467.4       467.4
  Other Assets...........................................       2,000.7     1,767.5
                                                              ---------   ---------

           TOTAL ASSETS..................................     $38,282.7   $34,114.4
                                                              =========   =========

Liabilities

  Unpaid Claims and Claim Expenses.......................     $16,934.3   $16,713.1
  Unearned Premiums......................................       5,586.0     5,049.9
  Securities Lending Payable.............................       1,564.3     1,354.8
  Long Term Debt.........................................       2,821.1     1,959.1
  Dividend Payable to Shareholders.......................          61.9        59.9
  Accrued Expenses and Other Liabilities.................       2,921.4     2,118.4
                                                              ---------   ---------

           TOTAL LIABILITIES.............................      29,889.0    27,255.2
                                                              ---------   ---------

Shareholders' Equity

  Common Stock - $1 Par Value; 196,060,554 and
   180,296,834 Shares....................................         196.1       180.3
  Paid-In Surplus........................................       1,286.8       445.4
  Retained Earnings......................................       6,705.5     6,352.5
  Accumulated Other Comprehensive Income
   Unrealized Appreciation of Investments, Net of Tax....         826.4       585.5
   Foreign Currency Translation Losses, Net of Tax.......         (10.1)      (56.5)
  Receivable from Employee Stock Ownership Plan..........         (26.2)      (34.1)
  Treasury Stock, at Cost - 8,663,770 and
   9,095,162 Shares......................................        (584.8)     (613.9)
                                                              ---------   ---------

           TOTAL SHAREHOLDERS' EQUITY....................       8,393.7     6,859.2
                                                              ---------   ---------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY....     $38,282.7   $34,114.4
                                                              =========   =========

See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                              PERIODS ENDED JUNE 30

                                               Second Quarter        Six Months
                                              ----------------    ---------------
                                               2003     2002       2003     2002
                                              ------   ------     ------   ------
                                                        (in millions)
Net Income................................    $252.1   $210.2     $476.7   $408.4
                                              ------   ------     ------   ------

Other Comprehensive Income
  Change in Unrealized Appreciation
   of Investments, Net of Tax.............     198.6    188.7      240.9    119.7
  Foreign Currency Translation Gains,
   Net of Tax.............................      36.9      6.6       46.4      1.3
                                              ------   ------     ------   ------
                                               235.5    195.3      287.3    121.0
                                              ------   ------     ------   ------

Comprehensive Income......................    $487.6   $405.5     $764.0   $529.4
                                              ======   ======     ======   ======

See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30

                                                                 2003        2002
                                                                 ----        ----
                                                                   (in millions)
Cash Flows from Operating Activities
  Net Income............................................      $   476.7   $   408.4
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities
    Increase in Unpaid Claims and Claim Expenses, Net...          767.2       201.7
    Increase in Unearned Premiums, Net..................          433.6       521.7
    Increase in Premiums Receivable.....................         (102.1)     (322.9)
    Increase in Deferred Policy Acquisition Costs.......          (77.3)     (132.4)
    Change in Deferred Income Tax.......................           18.9        38.2
    Depreciation........................................           55.8        50.5
    Realized Investment Gains...........................          (25.2)      (31.6)
    Other, Net..........................................         (275.9)       19.4
                                                              ---------   ---------

  Net Cash Provided by Operating Activities.............        1,271.7       753.0
                                                              ---------   ---------

Cash Flows from Investing Activities
  Proceeds from Sales of Fixed Maturities...............        2,971.5     2,776.8
  Proceeds from Maturities of Fixed Maturities..........        1,063.5       769.9
  Proceeds from Sales of Equity Securities..............          197.3       271.7
  Purchases of Fixed Maturities.........................       (5,593.1)   (4,205.4)
  Purchases of Equity Securities........................         (421.1)     (201.6)
  Increase in Short Term Investments, Net...............       (1,832.3)     (100.9)
  Increase in Net Payable from Security
   Transactions Not Settled.............................          654.5       176.4
  Purchases of Property and Equipment, Net..............          (40.8)      (64.8)
  Other, Net............................................              -         4.3
                                                              ---------   ---------

  Net Cash Used in Investing Activities.................       (3,000.5)     (573.6)
                                                              ---------   ---------

Cash Flows from Financing Activities
  Decrease in Short Term Debt, Net......................              -      (199.0)
  Proceeds from Issuance of Long Term Debt..............          960.0           -
  Repayment of Long Term Debt...........................         (100.2)       (7.7)
  Increase in Funds Held Under Deposit Contracts........           92.4        74.1
  Proceeds from Common Stock Offering...................          886.8           -
  Proceeds from Issuance of Common Stock Under
   Incentive and Purchase Plans.........................           14.4        97.3
  Repurchase of Shares..................................              -       (36.7)
  Dividends Paid to Shareholders........................         (121.7)     (117.6)
  Other, Net............................................          (13.6)        7.2
                                                              ---------   ---------

  Net Cash Provided by (Used in) Financing Activities...        1,718.1      (182.4)
                                                              ---------   ---------

Net Decrease in Cash....................................          (10.7)       (3.0)

Cash at Beginning of Year...............................           41.9        25.8
                                                              ---------   ---------

  Cash at End of Period.................................      $    31.2   $    22.8
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

2)  Adoption of New Accounting Pronouncement

               Effective January 1, 2003, the Corporation adopted the fair value method of accounting for stock-based employee compensation plans, which is the method of accounting defined in Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Under the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period. The Corporation has elected to use the modified prospective method of transition, as permitted by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Under this method, stock-based employee compensation cost is recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 15, 1994. Prior period financial statements were not restated. The adoption of the fair value method of accounting for stock-based employee compensation plans increased compensation cost by $35.7 million for the six months ended June 30, 2003, which resulted in a reduction in net income of $25.3 million or $0.15 per basic and diluted share.

               The following information illustrates the effect on net income and earnings per share as if the Corporation had accounted for stock-based employee compensation using the fair value method.

                                               Periods Ended June 30
                                          ---------------------------------
                                          Second Quarter        Six Months
                                          --------------      ---------------
                                          2003      2002      2003      2002
                                          ----      ----      ----      ----
                                                     (in millions,
                                               except per share amounts)
Net income, as reported...............    $252.1   $210.2     $476.7   $408.4

Add: stock-based employee
 compensation expense included in
 reported net income, net of tax......      14.8      4.9       30.6      8.9

Deduct: stock-based employee
 compensation expense determined
 using the fair value method,
 net of tax...........................     (14.8)   (17.6)     (30.6)   (34.5)
                                          ------   ------     ------   ------

Pro forma net income..................    $252.1   $197.5     $476.7   $382.8
                                          ======   ======     ======   ======

Earnings per share

  Basic, as reported..................    $ 1.46   $ 1.22     $ 2.78   $ 2.39
  Basic, pro forma....................      1.46     1.15       2.78     2.24

  Diluted, as reported................      1.45     1.20       2.76     2.35
  Diluted, pro forma..................      1.45     1.13       2.76     2.20

3)  Accounting Pronouncement Not Yet Adopted

               In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (FIN
        46), which requires an enterprise to assess its interests in a variable interest entity to determine whether to consolidate that entity. A variable interest entity is an entity in which the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or the equity investors do not have the characteristics of a controlling financial interest. A variable interest entity shall be consolidated by its primary beneficiary, which is the party that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both.

               The provisions of FIN 46 were effective immediately for variable interest entities created after January 31, 2003 and for variable interest entities in which the Corporation obtains an interest after that date. The Corporation has not acquired an interest in any variable interest entities subsequent to January 31, 2003.

               For variable interest entities in which the Corporation holds a variable interest that it acquired prior to February 1, 2003, the provisions of FIN 46 are effective for the quarter ending September 30, 2003 and may be applied prospectively or retroactively. For any such variable interest entities, the assets, liabilities and noncontrolling interests would be initially measured at their carrying amounts. Any difference between the net amount added to the Corporation's balance sheet and the amount of any previously recognized interest in the newly consolidated entity would be recognized as the cumulative effect of an accounting change.

               The Corporation is currently evaluating the impact of applying FIN 46 to existing variable interest entities in which it has a variable interest.

               The Corporation's real estate subsidiary has a collateralized mortgage note receivable from a real estate partnership in which it does not have an equity interest. However, as a result of other variable interests, consolidation or disclosure may be required upon adoption of FIN 46 in the third quarter. The carrying value of the receivable was $74.6 million at June 30, 2003.

               The adoption of FIN 46 is not expected to have a significant effect on the Corporation's financial position or results of operations.

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

               The net change in unrealized appreciation or depreciation of investments carried at market value was as follows:

                                                   Periods Ended June 30
                                           ---------------------------------------
                                            Second Quarter            Six Months
                                           ----------------         --------------
                                           2003        2002         2003      2002
                                           ----        ----         ----      ----
                                                       (in millions)
Change in unrealized appreciation or
 depreciation of equity securities...     $ 78.3     $   6.8       $ 73.1    $ 26.3
Change in unrealized appreciation of
 fixed maturities....................      227.2       283.5        297.5     157.8
                                          ------     -------       ------    ------
                                           305.5       290.3        370.6     184.1
Deferred income tax .................      106.9       101.6        129.7      64.4
                                          ------     -------       ------    ------

Change in unrealized appreciation
 of investments, net.................     $198.6     $ 188.7       $240.9    $119.7
                                          ======     =======       ======    ======

5)  Debt

               In March 2003, the Corporation issued $225 million of unsecured 3.95% notes due April 1, 2008 and $275 million of unsecured 5.2% notes due April 1, 2013, the aggregate net proceeds from which were $495 million.

               In June 2003, the Corporation issued $460 million of unsecured 2 1/4% senior notes due August 16, 2008 and 18.4 million purchase contracts to purchase the Corporation's common stock. The notes and purchase contracts were issued together in the form of 7% equity units. The net proceeds from the issuance of the equity units were $446 million.

               Each equity unit initially represents one purchase contract and $25 principal amount of senior notes. The notes are pledged by the holders to secure their obligations under the purchase contracts. The Corporation will make quarterly interest payments to the holders of the notes initially at a rate of 2 1/4% per year. In May 2006, the notes will be remarketed. At that time, the remarketing agent will have the ability to reset the interest rate on the notes in order to generate sufficient remarketing proceeds to satisfy the holder's obligation under the purchase contract. If the senior notes are not successfully remarketed, the Corporation will exercise its rights as a secured party to obtain and extinguish the notes and deliver its common stock to the holders pursuant to the purchase contracts. The purchase contracts are further described in Note (8).

6)  Earnings Per Share

               The following table sets forth the computation of basic and diluted earnings per share:

                                                      Periods Ended June 30
                                                -----------------------------------
                                                Second Quarter        Six Months
                                                --------------      ---------------
                                                2003     2002      2003      2002
                                                ----     ----      ----      ----
                                                       (in millions,
                                                 except per share amounts)
Basic earnings per share:
      Net income............................   $252.1   $210.2     $476.7   $408.4
                                               ======   ======     ======   ======

Weighted average number of common
    shares outstanding......................    172.5    171.1      171.5    170.5
                                               ======   ======     ======   ======

Basic earnings per share....................   $ 1.46   $ 1.22     $ 2.78   $ 2.39
                                               ======   ======     ======   ======

Diluted earnings per share:
      Net income............................   $252.1   $210.2     $476.7   $408.4
                                               ======   ======     ======   ======

Weighted average number of common
    shares outstanding......................    172.5    171.1      171.5    170.5
Additional shares from assumed
    exercise of stock-based
    compensation awards.....................      1.8      3.5        1.4      3.2
                                               ------   ------     ------   ------

Weighted average number of common
    shares and potential common shares
    assumed outstanding for computing
    diluted earnings per share..............    174.3    174.6      172.9    173.7
                                               ======   ======     ======   ======

Diluted earnings per share..................   $ 1.45   $ 1.20     $ 2.76   $ 2.35
                                               ======   ======     ======   ======

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

               Chubb Financial Solutions' (CFS) non-insurance business was primarily structured credit derivatives, principally as a counterparty in portfolio credit default swap contracts. In the second quarter of 2003, the Corporation implemented a plan to exit the credit derivatives business and is running off the financial products portfolio of CFS.

               Corporate and other includes investment income earned on corporate invested assets, corporate expenses and the Corporation's real estate and other non-insurance subsidiaries.

               Revenues and income before income tax of the operating segments were as follows:

                                                     Periods Ended June 30
                                             ---------------------------------------
                                               Second Quarter        Six Months
                                             ------------------  -------------------
                                               2003      2002      2003      2002
                                             --------  --------  --------  --------
                                                         (in millions)
Revenues
  Property and casualty insurance
    Premiums earned
      Personal insurance...............     $  604.1  $  518.6   $1,183.9  $1,020.8
      Commercial insurance.............        922.1     690.5    1,800.8   1,340.3
      Specialty insurance..............      1,007.0     718.8    1,873.7   1,422.2
                                            --------  --------   --------  --------
                                             2,533.2   1,927.9    4,858.4   3,783.3

    Investment income..................        266.5     237.6      520.1     467.8
                                            --------  --------   --------  --------

      Total property and casualty
       insurance.......................      2,799.7   2,165.5    5,378.5   4,251.1

  Chubb Financial Solutions
   non-insurance business..............           .5     (10.3)      17.9      (6.8)
  Corporate and other..................         17.6      27.4       32.8      52.8
  Realized investment gains............         20.7      40.9       25.2      31.6
                                            --------  --------   --------  --------

      Total revenues...................     $2,838.5  $2,223.5   $5,454.4  $4,328.7
                                            ========  ========   ========  ========

Income (loss) before income tax
  Property and casualty insurance
    Underwriting
      Personal insurance...............     $    8.2  $  (19.0)  $   (7.4) $   (6.0)
      Commercial insurance.............         65.7       8.2      119.9     (41.6)
      Specialty insurance..............         18.0      (9.9)     (18.4)     (3.4)
                                            --------  --------   --------  --------
                                                91.9     (20.7)      94.1     (51.0)
      Increase in deferred policy
       acquisition costs...............          9.4      45.0       77.3     132.4
                                            --------  --------   --------  --------

      Underwriting income..............        101.3      24.3      171.4      81.4

    Investment income..................        260.8     232.8      507.1     458.0

    Other charges......................        (14.2)     (2.8)     (21.7)    (13.3)
                                            --------  --------   --------  --------

      Total property and casualty
       insurance.......................        347.9     254.3      656.8     526.1

  Chubb Financial Solutions
   non-insurance business..............         (5.8)    (15.4)       8.2     (15.5)
  Corporate and other..................        (33.9)    (18.2)     (79.1)    (35.7)
  Realized investment gains............         20.7      40.9       25.2      31.6
                                            --------  --------   --------  --------

      Total income before income tax...     $  328.9  $  261.6   $  611.1  $  506.5
                                            ========  ========   ========  ========

8)  Shareholders' Equity

               In June 2003, the Corporation sold 15,525,000 shares of common stock. Net proceeds from the sale were $887 million.

               In June 2003, the Corporation issued 18.4 million purchase contracts to purchase the Corporation's common stock and $460 million of 2 1/4% senior notes. The purchase contracts and notes were issued together in the form of 7% equity units. For further discussion of the notes and purchase contracts, see Note (5).

               Each purchase contract obligates the holder to purchase, and obligates the Corporation to sell, on or before August 16, 2006, for a settlement price of $25, a variable number of newly issued shares of the Corporation's common stock. The number of shares of the Corporation's common stock to be purchased will be determined based on a formula that considers the market price of the Corporation's common stock immediately prior to the time of settlement in relation to the $59.50 per share sale price of the common stock at the time the equity units were offered. Upon settlement of the purchase contracts, the Corporation will receive proceeds of approximately $460 million and will issue between approximately 6.5 million and 7.7 million shares of common stock.

               The Corporation will make quarterly contract adjustment payments to the equity unit holders at a rate of 4 3/4% per year on the stated amount of $25 per purchase contract until the purchase contract is settled. The $66.2 million present value of the contract adjustment payments was accrued as a liability at the date of issuance of the equity units with an offsetting charge to paid-in surplus. The liability is included in other liabilities. Subsequent contract adjustment payments will be allocated between this liability account and interest expense based on a constant rate calculation over the term of the purchase contracts. Paid-in surplus also reflected a charge of $11.9 million, representing the portion of the equity unit issuance costs that was allocated to the purchase contracts.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations for the Six Months Ended June 30, 2003 and 2002 and for the Quarters Ended June 30, 2003 and 2002

         Certain statements in this communication may be considered to be "forward- looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 (PSLRA). These forward-looking statements are made pursuant to the safe harbor provisions of the PSLRA and include estimates and assumptions related to economic, competitive, regulatory, judicial and legislative developments. These include statements relating to trends in, or representing management's beliefs about, our future strategies, operations and financial results, as well as other statements that include words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "may," "should," or other similar expressions. Forward-looking statements are made based upon management's current expectations and beliefs concerning trends and future developments and their potential effects on the Corporation. They are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties, which include, among others, those discussed or identified from time to time in the Corporation's public filings with the Securities and Exchange Commission and those associated with:

- the availability of primary and reinsurance coverage, including the implications relating to terrorism legislation and regulation;

- global political conditions and the occurrence of any terrorist attacks, including any nuclear, biological or chemical events;

- the effects of the outbreak of war or hostilities in other countries or regions of the world;

- premium price increases and profitability or growth estimates overall or by lines of business or geographic area, and related expectations with respect to the timing and terms of any required regulatory approvals;

- larger than expected assessments for guaranty funds and mandatory pooling arrangements;

- our expectations with respect to cash flow projections and investment income and with respect to other income;

-    the adequacy of loss reserves including:

        -  our expectations relating to reinsurance recoverables;

        - our estimates relating to ultimate asbestos liabilities and related reinsurance recoverables;

        - the impact from the bankruptcy protection sought by various asbestos producers and other related businesses;

        - the willingness of parties, including the Corporation, to settle disputes;

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

- any downgrade in our claims-paying, financial strength or other credit ratings;

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

        -  changes in the litigation environment; and

        -  general market conditions.

Our forward-looking statements speak only as of the date made, and we undertake no obligation to update these forward-looking statements.

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

SUMMARY OF FINANCIAL RESULTS

         Net income was $476.7 million in the first six months of 2003 and $252.1 million in the second quarter compared with $408.4 million and $210.2 million in the comparable periods in 2002.

         Results in the first six months of 2003 included realized investment gains of $25.2 million, or $16.4 million after tax, compared with realized investment gains of $31.6 million, or $20.5 million after tax, in the first six months of 2002. Results in the second quarter of 2003 included realized investment gains of $20.7 million, or $13.5 million after tax, compared with realized investment gains of $40.9 million, or $26.6 million after tax, in the second quarter of 2002. Decisions to sell securities are governed principally by considerations of investment opportunities and tax consequences. As a result, realized gains and losses on the sale of investments may vary significantly from period to period.

         Effective January 1, 2003, the Corporation adopted the fair value method of accounting for stock-based employee compensation plans, which is the method of accounting defined in Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Prior period financial statements were not restated. Under the fair value method of accounting, compensation cost is measured based on the fair value of an award at the grant date and recognized over the service period. The adoption of the fair value method of accounting for stock-based employee compensation plans increased compensation cost by $35.7 million in the first six months of 2003 and $16.6 million in the second quarter, which resulted in a reduction in net income of $25.3 million and $11.3 million, respectively. The adoption of the fair value method of accounting for stock-based employee compensation plans is discussed further in Note (2) of the Notes to Consolidated Financial Statements.

         The following is a summary of the Corporation's results for the second quarter and six months ended June 30, 2003 and 2002:

                                                 Periods Ended June 30
                                        ---------------------------------------
                                         Second Quarter           Six Months
                                        ----------------       ----------------
                                        2003        2002       2003       2002
                                        ----        ----       ----       ----
                                                     (in millions)
PROPERTY AND CASUALTY INSURANCE
 Underwriting
  Net Premiums Written...........     $2,617.3    $2,114.1   $5,292.0    $4,305.0
  Increase in Unearned Premiums..        (84.1)     (186.2)    (433.6)     (521.7)
                                      --------    --------   --------    --------
     Premiums Earned.............      2,533.2     1,927.9    4,858.4     3,783.3
                                      --------    --------   --------    --------
  Claims and Claim Expenses......      1,633.2     1,270.5    3,138.7     2,461.0
  Operating Costs and Expenses...        802.1       669.1    1,613.6     1,355.7
  Increase in Deferred Policy
   Acquisition Costs.............         (9.4)      (45.0)     (77.3)     (132.4)
  Dividends to Policyholders.....          6.0         9.0       12.0        17.6
                                      --------    --------   --------    --------
  Underwriting Income............        101.3        24.3      171.4        81.4
                                      --------    --------   --------    --------

 Investments
  Investment Income Before
   Expenses......................        266.5       237.6      520.1       467.8
  Investment Expenses............          5.7         4.8       13.0         9.8
                                      --------    --------   --------    --------
  Investment Income..............        260.8       232.8      507.1       458.0
                                      --------    --------   --------    --------

 Other Charges...................        (14.2)       (2.8)     (21.7)      (13.3)
                                      --------    --------   --------    --------

 Property and Casualty Income....        347.9       254.3      656.8       526.1

CHUBB FINANCIAL SOLUTIONS
 NON-INSURANCE BUSINESS..........         (5.8)      (15.4)       8.2       (15.5)

CORPORATE AND OTHER..............        (33.9)      (18.2)     (79.1)      (35.7)

REALIZED INVESTMENT GAINS........         20.7        40.9       25.2        31.6
                                      --------    --------   --------    --------

CONSOLIDATED INCOME BEFORE
 INCOME TAX......................        328.9       261.6      611.1       506.5

FEDERAL AND FOREIGN INCOME TAX...         76.8        51.4      134.4        98.1
                                      --------    --------   --------    ---------

CONSOLIDATED NET INCOME..........     $  252.1    $  210.2   $  476.7    $  408.4
                                      ========    ========   ========    ========

PROPERTY AND CASUALTY INVESTMENT
 INCOME AFTER INCOME TAX.........     $  207.2    $  190.8   $  405.2    $  376.4
                                      ========    ========   ========    ========

PROPERTY AND CASUALTY INSURANCE

         Earnings from our property and casualty business were significantly higher in the first six months and second quarter of 2003 compared with the same periods of 2002. Underwriting income was significantly higher in 2003 due primarily to the exceptionally strong results in our commercial classes, which include multiple peril, casualty, workers' compensation and property and marine. Investment income also increased in 2003 compared with 2002. Property and casualty income before taxes amounted to $656.8 million in the first six months of 2003 and $347.9 million in the second quarter compared with $526.1 million and $254.3 million, respectively, in 2002.

         Net premiums written were $5.3 billion in the first six months of 2003, an increase of 23% compared with the same period in 2002. Net premiums written were $2.6 billion in the second quarter of 2003, an increase of 24% over the comparable period of 2002. U.S. premiums grew 22% in the first six months of 2003 and 23% in the second quarter. Substantial premium growth was also achieved outside the United States in 2003. On a reported basis, non-U.S. premiums grew 28% in the first six months of 2003 and 30% in the second quarter. In local currencies, non-U.S. premium growth was 18% in the first six months and 20% in the second quarter.

         Premium growth in the first six months of 2003 was strong in all segments of our business due in large part to higher rates. We continue to write new business and we are retaining more of our accounts upon renewal. We continue to get rate increases on much of the business we write, with favorable policy terms and conditions. We expect that this trend will continue throughout 2003.

         As a result of the substantial losses incurred by reinsurers in recent years, the cost of reinsurance in the marketplace has increased significantly and reinsurance capacity for certain coverages, such as terrorism, is limited and expensive.

         Our reinsurance program in 2003 is similar to that in 2002. We have discontinued some lower limit treaties that we believed were no longer economical and have increased our participation in certain layers of the treaties that we renewed. We expect that our reinsurance costs will increase in 2003 in line with the higher premiums on the policies reinsured.

         Our casualty per risk and casualty clash treaties renewed in January 2003. On the clash treaty, which operates like a catastrophe treaty, we increased our retention from $25 million to $50 million.

         Our property reinsurance program was renewed in April 2003. The property per risk retention remained at $15 million. Our property catastrophe treaty for events in the United States was modified to increase our coverage at the top by $200 million due to our increased exposure in certain catastrophe prone areas. The program now provides coverage for individual catastrophic events of approximately 86% of losses between $150 million and $850 million. We are in the process of purchasing additional catastrophe reinsurance coverage.

         We are making a concerted effort to reduce terrorism risk aggregations. However, our future operating results could be more volatile due to the limited terrorism coverage in our reinsurance program.

         The Terrorism Risk Insurance Act of 2002 (the Terrorism Act) established a program under which the federal government will share the risk of loss from certain acts of international terrorism with the insurance industry. The program terminates on December 31, 2005. The Terrorism Act is applicable to almost all commercial lines of insurance. Insurance companies with direct commercial insurance exposure in the United States are required to participate in the program. Each insurer has a separate deductible in the event of an act of terrorism before federal assistance becomes available. The deductible is based on a percentage of direct commercial earned premiums from the previous calendar year. For 2003, that deductible is 7% of direct commercial premiums earned in 2002. For losses above the deductible, the federal government will pay for 90% of insured losses, while the insurer contributes 10%. For certain classes of business, such as workers' compensation, terrorism coverage is mandatory. For those classes of business where it is not mandatory, insureds may choose not to accept the terrorism coverage, which would reduce our exposure. As expected, in 2003, most of our middle market commercial insureds have opted for terrorism coverage. While the provisions of the Terrorism Act will serve to mitigate our exposure in the event of a large-scale terrorist attack, our deductible is substantial, approximately $350 million in 2003. Therefore, we continue to monitor concentrations of risk.

         The combined loss and expense ratio, expressed as a percentage, is the key measure of underwriting profitability traditionally used in the property and casualty business. We evaluate the performance of our insurance businesses using the combined loss and expense ratio calculated in accordance with statutory accounting principles applicable to property and casualty insurance companies. It is the sum of the ratio of losses to premiums earned (loss ratio) plus the ratio of statutory underwriting expenses to premiums written (expense ratio) after reducing both premium amounts by dividends to policyholders. When the combined ratio is under 100%, underwriting results are generally considered profitable; when the combined ratio is over 100%, underwriting results are generally considered unprofitable.

         Statutory accounting principles differ in certain respects from generally accepted accounting principles (GAAP). Under statutory accounting principles, policy acquisition and other underwriting expenses are recognized immediately, not at the time premiums are earned. To convert underwriting expenses to a GAAP basis, policy acquisition expenses are deferred and recognized over the period in which the related premiums are earned.

         Underwriting results were more profitable in the first six months and second quarter of 2003 than in the comparable periods in 2002. Our combined loss and expense ratio was 95.3% in both the first six months and second quarter of 2003 compared with 97.0% and 98.0%, respectively, in 2002.

         The loss ratio was 64.8% for the first six months of 2003 and 64.6% for the second quarter compared with 65.4% and 66.2%, respectively, in the prior year. The loss ratio was lower in the 2003 periods despite higher catastrophe losses. Catastrophe losses during the first six months of 2003 amounted to $165.5 million which represented 3.4 percentage points of the loss ratio compared with $23.6 million or 0.6 of a percentage point in 2002. Catastrophe losses for the second quarter of 2003 amounted to $70.6 million or 2.8 percentage points of the loss ratio compared with $10.3 million or 0.5 of a percentage point in 2002.

         Our expense ratio was 30.5% for the first six months of 2003 and 30.7% for the second quarter compared with 31.6% and 31.8%, respectively, in 2002. The decrease in the expense ratio was due primarily to lower commissions and to premiums written growing at a substantially higher rate than overhead expenses, and was achieved despite a 0.5 of a percentage point adverse impact of expensing stock options in both periods of 2003.

         Underwriting results during 2003 and 2002 by class of business were as follows:

                                                  Six Months Ended June 30
                                         ---------------------------------------
                                             Net Premiums      Combined Loss and
                                               Written           Expense Ratios
                                         -------------------   -----------------
                                           2003       2002       2003      2002
                                         --------   --------   --------   ------
                                            (in millions)
Personal Insurance
  Automobile........................     $  289.3   $  258.1     100.2%   100.6%
  Homeowners........................        711.3      617.7     105.5    104.0
  Other.............................        259.3      240.8      77.3     77.1
                                         --------   --------     -----    -----
      Total Personal................      1,259.9    1,116.6      98.5     97.4
                                         --------   --------     -----    -----

Commercial Insurance
  Multiple Peril....................        532.8      452.4      89.0    100.7
  Casualty..........................        678.6      558.8      87.5    101.2
  Workers' Compensation.............        317.5      233.9      91.0     92.9
  Property and Marine...............        512.5      414.3      90.8     81.6
                                         --------   --------     -----    -----
      Total Commercial..............      2,041.4    1,659.4      89.1     95.3
                                         --------   --------     -----    -----

Specialty Insurance
  Executive Protection..............      1,001.0      771.5     103.8    102.2
  Financial Institutions............        420.6      340.1     111.7     96.7
  Other.............................        569.1      417.4      82.2     90.3
                                         --------   --------     -----    -----
      Total Specialty...............      1,990.7    1,529.0      99.3     98.1
                                         --------   --------     -----    -----

      Total.........................     $5,292.0   $4,305.0      95.3%    97.0%
                                         ========   ========     =====    =====

                                                    Quarter Ended June 30
                                         ---------------------------------------
                                             Net Premiums      Combined Loss and
                                               Written           Expense Ratios
                                         -------------------   -----------------
                                           2003       2002       2003      2002
                                         --------   --------   --------   ------
                                            (in millions)
Personal Insurance
  Automobile........................     $  156.4   $  139.0      99.0%   100.9%
  Homeowners........................        398.8      345.3      97.8    105.9
  Other.............................        139.7      129.8      76.9     73.6
                                         --------   --------     -----    -----
      Total Personal................        694.9      614.1      93.8     97.8
                                         --------   --------     -----    -----

Commercial Insurance
  Multiple Peril....................        256.3      205.4      90.0    101.8
  Casualty..........................        334.5      258.0      89.7    102.1
  Workers' Compensation.............        129.1       91.1      95.5     96.6
  Property and Marine...............        239.2      212.0      93.9     76.2
                                         --------   --------     -----    -----
      Total Commercial..............        959.1      766.5      91.6     95.1
                                         --------   --------     -----    -----

Specialty Insurance
  Executive Protection..............        479.4      382.9     104.1    105.0
  Financial Institutions............        196.8      161.9     112.3     99.2
  Other.............................        287.1      188.7      85.3     93.1
                                         --------   --------     -----    -----
      Total Specialty...............        963.3      733.5      99.5    100.8
                                         --------   --------     -----    -----

      Total.........................     $2,617.3   $2,114.1      95.3%    98.0%
                                         ========   ========     =====    =====

         PERSONAL INSURANCE

         Premiums from personal insurance coverages, which represent 24% of total premiums written in the first six months of 2003, increased by 13% in both the first six months and second quarter of 2003 compared with the comparable periods in 2002. Premium growth occurred in all classes. However, as planned, growth in our in-force policy count continued to slow. The significant premium growth in our homeowners business was due to higher rates and increased insurance-to-value; the in-force policy count for this class has remained flat.

         Our personal insurance business produced profitable underwriting results in the first six months of 2003 and 2002. Second quarter results were profitable in both years, but more so in 2003 due to improved results in the homeowners class. Results in the first six months and second quarter of 2003 were adversely affected by higher catastrophe losses. The combined loss and expense ratio was 98.5% in the first six months of 2003 and 93.8% for the second quarter compared with 97.4% and 97.8%, respectively, in 2002. Excluding catastrophe losses, the combined ratio was 90.0% in the first six months of 2003 and 87.6% in the second quarter compared with 95.4% and 96.3%, respectively, in 2002.

         Homeowners results were unprofitable in the first six months of 2003 and 2002 as higher catastrophe losses in 2003 were substantially offset by a decrease in non-catastrophe losses and the impact of improved pricing. Despite higher catastrophe losses, results in the second quarter of 2003 were profitable compared with unprofitable results in the similar period of 2002. Results in the first six months and second quarter of 2003 benefited from a decline in fire and water damage losses compared with the similar periods in 2002. Catastrophe losses represented 14.7 percentage points of the loss ratio for this class in the first six months of 2003 and 10.1 percentage points in the second quarter compared with 3.8 and 3.1 percentage points, respectively, in 2002. Homeowners results remained unprofitable outside the United States in 2003. We are in the process of exiting our personal lines business in Continental Europe, with the exception of the ultra high net worth market segment.

         Our remediation plan relating to our homeowners business in the United States, which began in the latter part of 2001, is on track. We have made substantial progress in implementing rate increases in states where rates have been deficient. While the impact of losses related to water damage, including mold, has decreased in the first six months of 2003 compared with the first six months of 2002, we remain concerned about the potential for such claims. We have made regulatory filings in most states to introduce contract changes that would enable us to treat mold as a separate peril available at an appropriate price. These changes have been implemented in 33 states, including Texas, California and Florida, and approved in seven other states.

         Our automobile business produced near breakeven results in 2003 and 2002. Other personal coverages, which include insurance for valuable articles and excess liability, produced highly profitable results in 2003 and 2002 due to continued favorable loss experience.

         COMMERCIAL INSURANCE

         Premiums from commercial insurance, which represent 38% of our total writings, increased by 23% in the first six months of 2003 and 25% in the second quarter compared with the similar periods in 2002. The substantial premium growth in this business was due to continued price increases and an increase in our in-force policy count. Growth occurred in all segments of this business but was particularly strong in the workers' compensation class. We are beginning to see more competition in the U.S. marketplace, particularly in the property and multiple peril classes. Despite this, retention levels in the first six months of 2003 were somewhat higher than those in the same period of 2002. On the business that was renewed, rate increases were substantial although the level of rate increases has declined from 2002 levels. During the first half of 2003, we wrote two dollars of new business for every dollar of business we lost. The substantial growth in new business was produced with the same tightened underwriting discipline that has existed over the past several years. We expect that rates will continue to rise but that the level of rate increases will continue to decline.

         Our commercial insurance business produced profitable underwriting results in the first six months and second quarter of 2003 and 2002. The 2003 results were exceptionally profitable. The combined loss and expense ratio was 89.1% for the first six months of 2003 and 91.6% for the second quarter compared with 95.3% and 95.1%, respectively, in 2002. The improvement in 2003 was due in large part to the cumulative effect of price increases, better terms and conditions and more stringent risk selection in recent years. The improvement was most substantial in our commercial multiple peril and casualty classes of business. The improved casualty results were due in part to the absence of incurred losses related to asbestos and toxic waste claims. Such losses were $41 million and $19 million, respectively, in the first six months and second quarter of 2002.

         Multiple peril produced highly profitable results in 2003 compared with near breakeven results in 2002. Both the liability and property components of this business improved in 2003. In the liability component, we experienced significantly fewer large losses compared with 2002. In the property component, an increase in catastrophe losses was more than offset by improved non-catastrophe loss experience. Catastrophe losses represented 4.4 percentage points of the loss ratio for this class in the first six months of 2003 and 2.0 points for the second quarter. There were virtually no catastrophe losses for this class in the similar periods in 2002.

         Our casualty business improved considerably in 2003, producing highly profitable results compared with near breakeven results in the prior year. The improvement in the first six months of 2003 was primarily in the excess liability component of this business, which produced profitable results in 2003 compared with unprofitable results in 2002 due to higher rates and the culling of business where we could not attain price adequacy. The primary liability component was highly profitable in both years. The automobile component produced highly profitable results in both years, but more so in 2003. As noted above, casualty results in 2003 also benefited from an absence of incurred losses related to asbestos and toxic waste claims.

         Workers' compensation results were highly profitable in the first six months of 2003 and 2002 due in large part to our disciplined risk selection during the past several years.

         Property and marine results were highly profitable in both 2003 and 2002. Both years benefited from a low number of severe losses. However, results were less profitable in 2003 due primarily to higher catastrophe losses and one $25 million loss in the second quarter that resulted from an adverse arbitration decision rendered against an insurance pool in which we were formerly a 5.5% participant. The decision related to a fire that occurred in 1995. Catastrophe losses represented 7.5 percentage points of the loss ratio for this class in the first six months of 2003 and 9.2 percentage points in the second quarter compared with 1.5 percentage points and 1.6 percentage points, respectively, in 2002.

         SPECIALTY INSURANCE

         Premiums from specialty insurance, which represent 38% of our total writings, increased by 30% in the first six months of 2003 and 31% in the second quarter compared with the similar periods a year ago. The growth in executive protection and the professional liability component of our financial institutions business was primarily attributable to higher rates. In response to claim severity trends, we initiated a program in the latter half of 2001 to increase pricing and improve policy terms and to not renew business that no longer met our underwriting criteria. We have implemented tighter terms and conditions, including lower policy limits and higher deductibles. We continue to reprofile our book of business by reducing the number of Fortune 200 companies for which we write directors and officers liability coverages. At the same time, we continue to generate most of our new business from small and middle market customers. In the fidelity and standard commercial components of our financial institutions business, rates continued to increase as well. Growth in our other specialty business was primarily from Chubb Re, our reinsurance business that began operations in 1999. Premiums produced by Chubb Re grew 85% in the first six months of 2003 to $350 million.

         Our specialty business produced near breakeven underwriting results in the first six months of 2003 compared with modestly profitable results in 2002. Results were near breakeven for the second quarter of both years. The combined loss and expense ratio was 99.3% for the first six months of 2003 and 99.5% for the second quarter compared with 98.1% and 100.8%, respectively, in 2002.

         Our executive protection business produced similarly unprofitable results in both 2003 and 2002. Results in both years were adversely affected by directors and officers liability and errors and omissions liability claim experience, particularly from claims that have arisen due to the corporate abuses and accounting irregularities in recent years.

         Financial institutions results were highly unprofitable in the first six months of 2003 compared with profitable results in 2002. The fidelity component of this business was highly profitable in both years due to favorable loss experience. The standard commercial business written on financial institutions also produced highly profitable results in both years due in large part to the rate increases and more stringent risk selection in recent years. However, results for the professional liability component were highly unprofitable in both years, but more so in 2003. The deterioration was due to the same adverse directors and officers liability and errors and omissions liability claim experience seen in our executive protection business.

         Our other specialty results were highly profitable in both years, but more so in 2003 due primarily to improved results in our reinsurance assumed business generated by Chubb Re and in our surety business. Our surety business produced highly profitable results in both years, but more so in 2003 due to a $17 million recovery from the sale of a bankruptcy claim against various Enron entities.

         As a result of disarray in the surety reinsurance market caused by several years of declining prices and high losses, the availability of surety reinsurance in the near term has been significantly reduced. As a result, our future surety results could be volatile.

         We have in force several gas forward purchase surety bonds. The total amount of bonds with one principal, Aquila, Inc., is approximately $535 million. These bonds are uncollateralized. The combined amount of all other gas forward surety bonds is approximately $230 million. Approximately $120 million of these bonds are uncollateralized. Our exposure under these bonds will decline over the terms of the bonds, the longest of which extends until 2012. There is currently no reinsurance in place covering our exposure under any of these bonds.

         These surety bonds secure the suppliers' obligation to supply gas under long-term forward purchase agreements. Under the terms of these bonds, our entire obligation to pay could be triggered if the related supplier failed to provide gas under its forward purchase contracts or was the subject of a bankruptcy filing. Each of the suppliers continues to perform its obligations under the related gas forward purchase agreements. If payment under the Aquila surety bonds were triggered or if payment under all of the other gas forward surety bonds were triggered, such payments would have a material adverse effect on the Corporation's results of operations and liquidity.

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

         LOSS RESERVES

         Loss reserves at June 30, 2003 and December 31, 2002 included significant amounts related to the September 11 attack and to asbestos and toxic waste claims. Loss reserves at December 31, 2002 also included a significant amount related to our surety exposure arising from the bankruptcy of Enron Corp., which was substantially paid in the first quarter of 2003. The components of loss reserves were as follows:

                                       June 30,    December 31,
                                        2003           2002
                                       -------     ------------
                                             (in millions)
Gross loss reserves
  Total, per balance sheet             $16,934        $16,713
  Less:
    Related to September 11 attack       1,286          2,063
    Related to asbestos and toxic
      waste claims                       1,092          1,136
    Related to Enron surety exposure        14            113
                                       -------        -------

  Total, as adjusted                   $14,542        $13,401
                                       =======        =======

Reinsurance recoverable
  Total, per balance sheet             $ 3,525        $ 4,071
  Less:
    Related to September 11 attack         887          1,558
    Related to asbestos and toxic
      waste claims                          46             53
    Related to Enron surety exposure         -              7
                                       -------        -------

  Total, as adjusted                   $ 2,592        $ 2,453
                                       =======        =======

Net loss reserves
  Total                                $13,409        $12,642
  Total, as adjusted                    11,950         10,948

         The loss reserves related to the September 11 attack, asbestos and toxic waste claims and our Enron surety exposure are significant components of our total loss reserves, but they distort the growth trend in our loss reserves. Adjusted to exclude such loss reserves, our loss reserves, net of reinsurance recoverable, increased by $1,002 million during the first six months of 2003, of which approximately $165 million was due to the weakness of the U.S. dollar, particularly in the second quarter.

         Net loss reserves, as adjusted, by segment were as follows:

                                          June 30,    December 31,
                                            2003         2002
                                          -------      --------
                                              (in millions)
Personal insurance                        $ 1,139       $ 1,064
Commercial insurance                        4,940         4,714
Specialty insurance                         5,871         5,170
                                          -------       -------

Net loss reserves, as adjusted            $11,950       $10,948
                                          =======       =======

         Loss reserves for each segment of our business increased in the first six months of 2003, but most significantly for specialty insurance. The increase in loss reserves for specialty insurance was due in large part to directors and officers and errors and omissions claim activity combined with relatively low paid losses for these coverages during the period.

         We continually review and update our loss reserves. Based on all information currently available, we believe that the aggregate loss reserves of the property and casualty subsidiaries at June 30, 2003 were adequate to cover claims for losses that had occurred, including both those known to us and those yet to be reported. In establishing such reserves, we consider facts currently known and the present state of the law and coverage litigation. However, given the judicial decisions and legislative actions that have broadened the scope of coverage and expanded theories of liability in the past and the possibilities of similar interpretations in the future, particularly as they relate to asbestos claims and, to a lesser extent, toxic waste claims, additional increases in loss reserves may emerge in future periods. Such increases could have a material adverse effect on the Corporation's future operating results. However, management does not expect that any such increases would have a material effect on the Corporation's consolidated financial condition or liquidity.

         INVESTMENT INCOME

         Property and casualty investment income before taxes increased by 10.7% in the first six months of 2003 and 12.0% in the second quarter compared with the same periods in 2002. The growth in investment income was due to an increase in invested assets since the second quarter of 2002 resulting from substantial cash flow from operations over the period as well as a capital contribution of $1 billion to the property and casualty subsidiaries by the Corporation in the fourth quarter of 2002. Growth in investment income was dampened, however, by lower available reinvestment rates on fixed maturities that matured over the past year.

         The effective tax rate on investment income increased to 20.1% in the first six months of 2003 from 17.8% in the comparable period in 2002 due to our holding a smaller proportion of our investment portfolio in tax-exempt securities.

         On an after-tax basis, property and casualty investment income increased by 7.7% in the first six months of 2003 and 8.6% in the second quarter. Management uses property and casualty investment income after-tax, a non-GAAP financial measure, to evaluate its investment performance because it reflects the impact of any change in the proportion of the investment portfolio invested in tax-exempt securities and is therefore more meaningful for analysis purposes than investment income before taxes.

         OTHER CHARGES

         Other charges include miscellaneous income and expenses of the property and casualty subsidiaries. Other charges in the first six months of 2003 included expenses of $15 million related to the restructuring of our operations in Continental Europe, of which $11 million was expensed in the second quarter. The restructuring costs consist primarily of severance costs. We have received the necessary regulatory and works council approvals and are moving ahead with our planned branch closings and work force reductions, which should be completed by the end of 2003.

CHUBB FINANCIAL SOLUTIONS

         Chubb Financial Solutions (CFS) was organized by the Corporation in 2000 to develop and provide customized products to address specific financial needs of corporate clients. CFS operated through both the capital and insurance markets. CFS's non-insurance business was primarily structured credit derivatives, principally as a counterparty in portfolio credit default swap contracts. The Corporation guaranteed all of these obligations.

         In April 2003, the Corporation announced its intention to run-off the financial products portfolio of CFS. We have implemented the plan to exit the credit derivatives business and we are running off our portfolio. The Corporation does not intend to write any new credit derivative transactions but might enter into transactions for hedging and other risk management reasons in the future.

         In a typical portfolio credit default swap, CFS participated in the senior layer of a structure designed to replicate the performance of a portfolio of corporate securities, a portfolio of asset-backed securities or a specified pool of loans. The structure of these portfolio credit default swaps generally requires CFS to make payment to counterparties to the extent cumulative losses, related to numerous credit events, exceed a specified threshold. The risk below that threshold, referred to as subordination, is assumed by other parties with the primary risk layer sometimes retained by the buyer. The amount of subordination for each contract varies based on the credit quality of the underlying portfolio and the term to maturity of the contract. Credit events generally arise when one of the referenced entities within a portfolio becomes bankrupt, undergoes a debt restructuring or fails to make timely interest or principal payments on a senior unsecured debt obligation.

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

         Revenues from the non-insurance business of CFS, principally consisting of the change in fair value of derivative contracts, were $17.9 million in the first six months of 2003. Revenues were negative $6.8 million in the first six months of 2002 due to the adverse impact of changes in fair value during the period. This business produced income before taxes of $8.2 million in the first six months of 2003 compared with a loss of $15.5 million in 2002. Results for the first six months of 2003 benefited from the narrowing of corporate credit spreads, partially offset by deterioration in the credit quality of the asset-backed portfolios and severance costs.

         At June 30, 2003, CFS's aggregate exposure, or retained risk, referred to as notional amounts, from its in-force portfolio credit default swaps was approximately $43.0 billion. The notional amounts are used to express the extent of involvement in swap transactions. These amounts are used to calculate the exchange of contractual cash flows and are not necessarily representative of the potential for gain or loss. The notional amounts are not recorded on the balance sheet.

         The realistic loss exposure of CFS is a very small portion of the $43.0 billion notional amount due to several factors. The position of CFS is senior to subordinated interests of $7.3 billion in the aggregate. Of the $7.3 billion of subordination, there were only $97 million of defaults through June 30, 2003, none of which has pierced the subordination limits of any of the contracts. In addition, the underlying credits are primarily investment grade corporate credits and highly rated asset-backed securities.

         In addition to portfolio credit default swaps, CFS entered into a derivative contract linked to an equity market index and a few other insignificant non-insurance transactions.

         The notional amount and fair value of our future obligations by type of risk were as follows:

                                    Notional Amount            Fair Value
                              ------------------------  -----------------------
                              June 30,    December 31,  June 30,   December 31,
                               2003          2002         2003         2002
                              -------     ------------  --------   ------------
                                   (in billions)             (in millions)
Credit default swaps
 Corporate securities         $  24.6       $  21.2       $ 56         $ 88
 Asset-backed securities         15.6          15.5        133          103
 Loan portfolios                  2.8           2.0          3            4
                              -------       -------       ----         ----
                                 43.0          38.7        192          195
Other                              .4            .4          9            9
                              -------       -------       ----         ----

                              $  43.4       $  39.1       $201         $204
                              =======       =======       ====         ====

CORPORATE AND OTHER

         Corporate and other includes investment income earned on corporate invested assets, interest expense and other expenses not allocated to the operating subsidiaries, and the results of our real estate and other non-insurance subsidiaries. Corporate and other produced a loss before taxes of $79.1 million in the first six months of 2003 compared with a loss of $35.7 million in the first six months of 2002. The substantially higher loss in 2003 was due primarily to higher interest expense and lower investment income. Interest expense was higher in 2003 due to the issuance of $600 million of debt in the fourth quarter of 2002 and $500 million of debt in the first quarter of 2003. Investment income was lower in 2003 due to the decrease in corporate invested assets resulting from the capital contribution to the property and casualty subsidiaries in the fourth quarter of 2002. Results in 2003 were adversely affected by a significant loss at Chubb Institute, Inc., our computer training subsidiary, which was offset by income from our investment in Allied World Assurance Company, Ltd.

REAL ESTATE

         Real estate operations resulted in a loss before taxes of $2.5 million in the first six months of 2003 compared with a loss of $1.8 million in the same period in 2002, which amounts are included in the corporate and other results.

         We own approximately $300 million of land that we expect will be developed in the future. In addition, we own approximately $175 million of commercial properties and land parcels under lease. We are continuing to explore the sale of certain of our remaining properties.

         Loans receivable, which amounted to $86 million at June 30, 2003, are primarily purchase money mortgages. Such loans, which were issued in connection with our joint venture activities and other property sales, are generally collateralized by buildings and, in some cases, land. We continually evaluate the ultimate collectibility of such loans and establish appropriate reserves.

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

INVESTMENT GAINS AND LOSSES

         Net realized investment gains before taxes were $25.2 million in the first six months of 2003 compared with net gains of $31.6 million for the same period in 2002.

         We regularly review the value of our invested assets for other than temporary impairment. In evaluating whether a decline in value is other than temporary, we consider various factors including the length of time and the extent to which the fair value has been less than the cost, the financial condition and near term prospects of the issuer, whether the debtor is current on contractually obligated interest and principal payments, and our intent and ability to hold the investment for a period of time sufficient to allow us to recover our cost. If a decline in the fair value of an individual security is deemed to be other than temporary, the difference between cost and estimated fair value is charged to income as a realized investment loss. In the first six months of 2003 and 2002, net realized investment gains and losses reflected writedowns of $46.9 million and $55.3 million, respectively, due to the recognition of other than temporary impairment on certain securities.

INCOME TAXES

         We establish deferred income taxes on the undistributed earnings of foreign subsidiaries. Similarly, we establish deferred tax assets related to the expected future U.S. tax benefit of losses and foreign taxes incurred by our foreign subsidiaries.

         At December 31, 2002, the deferred income tax asset related to the expected future U.S. tax benefit of the losses and foreign taxes incurred by Chubb Insurance Company of Europe (Chubb Europe) was $140 million. Results in Chubb Europe were profitable in the first six months of 2003. As a result, this deferred tax asset was reduced to $120 million at June 30, 2003.

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

         During the fourth quarter of 2002, we established a valuation allowance of $40 million for the portion of the deferred tax asset that we cannot realize for accounting purposes. We did not adjust the valuation allowance in the first six months of 2003. If our estimates of future taxable income in Chubb Europe were revised, we would need to adjust the valuation allowance accordingly. Depending on the amount of any such adjustment, the effect on the Corporation's results of operations could be significant.

INVESTED ASSETS

         Our investment portfolio is primarily comprised of high quality bonds, principally tax-exempt, U.S. Treasury, government agency, mortgage-backed securities and corporate issues. In addition, the portfolio includes equity securities held primarily with the objective of capital appreciation.

         In the first six months of 2003, we invested new cash in tax-exempt bonds and, to a lesser extent, U.S. Treasury securities and equity securities. Our objective is to try to achieve the appropriate mix of taxable and tax-exempt securities in our portfolio to balance both investment and tax strategies.

         The unrealized appreciation before tax of investments carried at market value, which includes fixed maturities classified as available-for-sale and equity securities, was $1,271 million and $901 million at June 30, 2003 and December 31, 2002, respectively. Such unrealized appreciation is reflected in a separate component of other comprehensive income, net of applicable deferred income tax.

         The unrealized market appreciation before tax of those fixed maturities carried at amortized cost was $46 million at June 30, 2003 and $56 million at December 31, 2002. Such unrealized appreciation was not reflected in the consolidated financial statements.

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

         CAPITAL RESOURCES

         In February 2003, $100 million of 6 7/8% notes were paid when due.

         In March 2003, the Corporation issued $225 million of unsecured 3.95% notes due in 2008 and $275 million of unsecured 5.2% notes due in 2013. Net proceeds from the issuance of the notes were $495 million.

         In June 2003, the shelf registration statement that the Corporation filed in March 2003 was declared effective by the Securities and Exchange Commission. Under the registration statement, up to $2.5 billion of various types of securities may be issued. In June 2003, the Corporation completed the following offerings of securities under the shelf registration statement. At June 30, 2003, the Corporation had approximately $650 million remaining under the shelf.

         The Corporation sold 15,525,000 shares of common stock. Net proceeds from the sale of the shares were $887 million. Concurrently, the Corporation issued $460 million of unsecured 2.25% senior notes due in 2008 and 18.4 million purchase contracts. The senior notes and purchase contracts were issued together in the form of 7% equity units, each of which initially represents $25 principal amount of senior notes and one purchase contract. The net proceeds from this offering were $446 million. Each purchase contract obligates the investor to purchase for $25 a variable number of shares of the Corporation's common stock on August 16, 2006. The number of shares to be purchased will be determined based on a formula that considers the market price of our common stock immediately prior to the time of settlement in relation to the $59.50 per share sale price of our common stock at the time the equity units were offered. Upon settlement of the purchase contracts, the Corporation will receive proceeds of approximately $460 million and will issue between approximately 6,500,000 and 7,700,000 shares of common stock.

         The aggregate net proceeds from the issuance of the notes, the common stock and the equity units are being used for general corporate purposes, including capital contributions to our property and casualty subsidiaries to support growth.

         Management continuously monitors the amount of capital resources that the Corporation maintains both for itself and its operating subsidiaries. In connection with our long-term capital strategy, the Corporation from time to time contributes capital to its property and casualty subsidiaries. In addition, in order to satisfy its capital needs as a result of any rating agency capital adequacy or other future rating issues, or in the event the Corporation were to need additional capital to make strategic investments in light of market opportunities, the Corporation may take a variety of actions, which could include the issuance of additional debt and/or equity securities.

         In July 1998, the Board of Directors authorized the repurchase of up to 12,500,000 shares of the Corporation's common stock. In June 2001, the Board of Directors authorized the repurchase of up to an additional 16,000,000 shares. The 1998 authorization has no expiration; the 2001 authorization expired on June 30, 2003. The Corporation made no share repurchases during the first six months of 2003. As of June 30, 2003, 3,287,100 shares remained under the 1998 share repurchase authorization. We do not anticipate that we will repurchase any shares of our common stock in 2003.

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

         New cash from operations available for investment by the property and casualty subsidiaries was approximately $1,070 million in the first six months of 2003 compared with $450 million in the same period in 2002. The increase in new cash in 2003 was due to the significant growth in premium receipts without a commensurate increase in paid losses or operating expenses.

         In addition to the cash from operations, the property and casualty subsidiaries received a capital contribution from the Corporation of $800 million in June 2003.

         Our property and casualty subsidiaries maintain investments in highly liquid, short-term and other marketable securities to provide for immediate cash needs.

         The Corporation's liquidity requirements are met by dividends from its property and casualty subsidiaries and the issuance of commercial paper and debt and equity securities.

         The Corporation has lines of credit with a group of banks pursuant to two agreements that provide for unsecured borrowings of up to $500 million in the aggregate. The $250 million short term revolving credit facility, which was to have terminated on June 27, 2003, was extended to June 24, 2004. The $250 million medium term revolving credit facility terminates on June 28, 2007. There have been no borrowings under these agreements.

ACCOUNTING PRONOUNCEMENT NOT YET ADOPTED

         In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (FIN 46), which requires an enterprise to assess its interests in a variable interest entity to determine whether to consolidate that entity. The provisions of FIN 46 are generally effective for the Corporation beginning in the quarter ending September 30, 2003. The adoption of FIN 46 is not expected to have a significant effect on the Corporation's financial position or results of operations. FIN 46 is discussed further in Note (3) of the Notes to Consolidated Financial Statements.

Item 4 - Controls and Procedures

         As of June 30, 2003, an evaluation of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures was performed under the supervision and with the participation of the Corporation's management, including the chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Corporation's disclosure controls and procedures were effective as of the evaluation date.

         During the three month period ended June 30, 2003, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to affect, the Corporation's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

         As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002, beginning in December 2002, Chubb Indemnity Insurance Company was served with a number of complaints related to a series of actions commenced by various plaintiffs against Chubb Indemnity and other non-affiliated insurers in the District Courts of Nueces and Bexar Counties in Texas. To date, Chubb Indemnity has been served with a total of 20 complaints in the Texas actions. The plaintiffs generally allege that Chubb Indemnity and the other defendants breached duties to asbestos product end-users and conspired to conceal risks associated with asbestos exposure. The plaintiffs seek to impose liability on insurers directly. The plaintiffs seek unspecified monetary damages and punitive damages. In July 2003, the trial court ordered dismissal of seven of the Nueces County cases and one Nueces County case was voluntarily dismissed by plaintiffs. Beginning in June 2003, Chubb Indemnity was served with similar cases in Cuyahoga County, Ohio. To date, Chubb Indemnity has been served in seven cases in Ohio. The allegations and the damages sought in the Ohio actions are substantially similar to those in the Texas actions. Chubb Indemnity is vigorously defending all of these actions.

Item 6 - Exhibits and Reports on Form 8-K

A.   Exhibits

         Exhibit (31) Rule 13a-14(a)/15d-14(a) Certifications

               (1) Certification by John D. Finnegan

               (2) Certification by Michael O'Reilly

         Exhibit (32) Section 1350 Certifications

               (1) Certification by John D. Finnegan

               (2) Certification by Michael O'Reilly

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

         The Registrant filed a current report on Form 8-K on June 6, 2003 reporting under Item 5 thereof (a) the election of Robert C. Cox to the position of Executive Vice President of Chubb & Son and head of Chubb Specialty Insurance, (b) announcing its preliminary estimate for after-tax catastrophe losses in the two months ended May 31, 2003 and
         (c) announcing that it expected to record in the second quarter an after-tax charge of $17 million as a result of an adverse arbitration decision rendered against an insurance pool in which Chubb was formerly a participant. Reporting under Item 9, the Registrant announced that its Chief Executive Officer reaffirmed the company's earnings guidance for 2003.

         The Registrant filed a current report on Form 8-K on June 25, 2003 reporting under Item 7 with respect to two underwriting agreements, a purchase contract agreement and a pledge agreement.

         The Registrant filed a current report on Form 8-K on July 30, 2003 furnishing under Item 12 information with respect to the issuance of a press release announcing its results for the quarter ended June 30, 2003.

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

Date: August 13, 2003