Form 10-Q
period 2003-09-30
CHUBB CORP
filed 2003-11-14
CIK 20171

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                Washington, D. C.

                                      20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 2003

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

                                   YES [X]  NO [ ]


         The number of shares of common stock outstanding as of October 31, 2003 was 187,778,139.

                              THE CHUBB CORPORATION

                                      INDEX

                                                                     Page Number
                                                                     -----------
Part I.   Financial Information:

  Item 1 - Financial Statements:

    Consolidated Statements of Income for the
     Three Months and Nine Months Ended
     September 30, 2003 and 2002..................................        1

    Consolidated Balance Sheets as of
     September 30, 2003 and December 31, 2002.....................        2

    Consolidated Statements of Comprehensive Income
     for the Three Months and Nine Months Ended
     September 30, 2003 and 2002..................................        3

    Consolidated Statements of Cash Flows for the
     Nine Months Ended September 30, 2003 and 2002................        4

    Notes to Consolidated Financial Statements....................        5

  Item 2 - Management's Discussion and Analysis
    of Financial Condition and Results of Operations..............       11

  Item 4 - Controls and Procedures................................       34

Part II.  Other Information:

  Item 1 - Legal Proceedings......................................       35

  Item 6 - Exhibits and Reports on Form 8-K.......................       36

Signatures........................................................       36

                          Part I. Financial Information

Item 1 - Financial Statements

                              THE CHUBB CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                           PERIODS ENDED SEPTEMBER 30


                                     Third Quarter              Nine Months
                                    ---------------           --------------
                                   2003         2002         2003         2002
                                   ----         ----         ----         ----
                                                   (in millions)
Revenues
  Premiums Earned .........   $  2,608.2   $  2,085.5   $  7,466.6   $  5,868.8
  Investment Income .......        287.9        252.9        816.6        745.2
  Real Estate and
    Other Revenues ........         (9.4)       (17.9)        32.7          3.6
  Realized Investment Gains         60.5         43.9         85.7         75.5
                              ----------   ----------   ----------   ----------
         Total Revenues ...      2,947.2      2,364.4      8,401.6      6,693.1
                              ----------   ----------   ----------   ----------
Claims and Expenses
  Insurance Claims and
    Claim Expenses ........      1,711.3      2,052.0      4,850.0      4,513.0
  Amortization of
    Deferred Policy
    Acquisition Costs .....        653.3        524.8      1,863.7      1,502.6
  Other Insurance Operating
    Costs and Expenses .....       173.9        158.4        533.5        434.8
  Real Estate and
    Other Expenses .........        30.4         25.9         67.3         65.7
  Investment Expenses ......         5.0          8.4         21.4         19.3
  Corporate Expenses .......        35.6         27.5        116.9         83.8
                              ----------   ----------   ----------   ----------
         Total Claims and
           Expenses ........     2,609.5      2,797.0      7,452.8      6,619.2
                              ----------   ----------   ----------   ----------
Income (Loss) Before Federal
  and Foreign Income Tax ...       337.7       (432.6)       948.8         73.9
Federal and Foreign
  Income Tax (Credit).......        77.9       (190.5)       212.3        (92.4)
                              ----------   ----------   ----------   ----------
Net Income (Loss) ..........  $    259.8   $   (242.1)  $    736.5   $    166.3
                              ==========   ==========   ==========   ==========
Net Income (Loss) Per Share

 Basic .....................  $     1.39   $    (1.42)  $     4.17   $      .97
 Diluted ...................        1.37        (1.42)        4.13          .96

Dividends Declared Per Share         .36          .35         1.08         1.05

See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                               Sept. 30,    Dec. 31,
                                                                 2003         2002
                                                               ---------   ---------
                                                                   (in millions)
Assets

  Invested Assets
    Short Term Investments .................................   $ 2,689.4   $ 1,756.7
    Fixed Maturities
      Held-to-Maturity - Tax Exempt (market $570.0
       and $850.7) .........................................       529.3       794.9
      Available-for-Sale
       Tax Exempt (cost $9,977.8 and $8,449.2) .............    10,611.4     9,082.9
       Taxable (cost $10,062.0 and $8,112.5) ...............    10,393.3     8,385.7
    Equity Securities (cost $1,407.6 and $998.3) ...........     1,482.7       992.2
                                                               ---------   ---------
           TOTAL INVESTED ASSETS ...........................    25,706.1    21,012.4
  Cash .....................................................        45.1        41.9
  Securities Lending Collateral ............................     1,314.1     1,354.8
  Accrued Investment Income ................................       280.3       246.9
  Premiums Receivable ......................................     2,097.0     2,040.6
  Reinsurance Recoverable on Unpaid Claims
   and Claim Expenses ......................................     3,443.6     4,071.5
  Prepaid Reinsurance Premiums .............................       461.8       479.3
  Deferred Policy Acquisition Costs ........................     1,299.3     1,150.0
  Real Estate Assets .......................................       586.0       602.9
  Investment in Partially Owned Company ....................       298.9       266.7
  Deferred Income Tax ......................................       476.1       612.5
  Goodwill .................................................       467.4       467.4
  Other Assets .............................................     1,615.2     1,767.5
                                                               ---------   ---------
           TOTAL ASSETS ....................................   $38,090.9   $34,114.4
                                                               =========   =========
Liabilities

  Unpaid Claims and Claim Expenses .........................   $17,226.3   $16,713.1
  Unearned Premiums ........................................     5,760.7     5,049.9
  Securities Lending Payable ...............................     1,314.1     1,354.8
  Long Term Debt ...........................................     2,814.1     1,959.1
  Dividend Payable to Shareholders .........................        67.5        59.9
  Accrued Expenses and Other Liabilities ...................     2,430.6     2,118.4
                                                               ---------   ---------
           TOTAL LIABILITIES ...............................    29,613.3    27,255.2
                                                               ---------   ---------
Shareholders' Equity

  Common Stock - $1 Par Value; 196,076,468 and
   180,296,834 Shares ......................................       196.1       180.3
  Paid-In Surplus ..........................................     1,321.4       445.4
  Retained Earnings ........................................     6,897.8     6,352.5
  Accumulated Other Comprehensive Income
   Unrealized Appreciation of Investments, Net of Tax ......       676.0       585.5
   Foreign Currency Translation Losses, Net of Tax .........       (18.9)      (56.5)
  Receivable from Employee Stock Ownership Plan ............       (26.2)      (34.1)
  Treasury Stock, at Cost - 8,423,744 and
   9,095,162 Shares ........................................      (568.6)     (613.9)
                                                               ---------   ---------
           TOTAL SHAREHOLDERS' EQUITY ......................     8,477.6     6,859.2
                                                               ---------   ---------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......   $38,090.9   $34,114.4
                                                               =========   =========

See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           PERIODS ENDED SEPTEMBER 30

                                             Third Quarter             Nine Months
                                            --------------            -------------
                                          2003         2002         2003         2002
                                          ----         ----         ----         ----
                                                          (in millions)
Net Income (Loss) ..................   $    259.8   $   (242.1)  $    736.5   $    166.3
                                       ----------   ----------   ----------   ----------
Other Comprehensive Income (Loss)
  Change in Unrealized Appreciation
   of Investments, Net of Tax ......       (150.4)       212.6         90.5        332.3
  Foreign Currency Translation Gains
   (Losses), Net of Tax ............         (8.8)         3.8         37.6          5.1
                                       ----------   ----------   ----------   ----------
                                           (159.2)       216.4        128.1        337.4
                                       ----------   ----------   ----------   ----------
Comprehensive Income (Loss) ........   $    100.6   $    (25.7)  $    864.6   $    503.7
                                       ==========   ==========   ==========   ==========

See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30

                                                                  2003        2002
                                                                  ----        ----
                                                                     (in millions)
Cash Flows from Operating Activities
  Net Income ...............................................   $   736.5   $   166.3
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities
    Increase in Unpaid Claims and Claim Expenses, Net ......     1,141.1     1,234.1
    Increase in Unearned Premiums, Net .....................       670.9       751.4
    Increase in Premiums Receivable ........................       (56.4)     (275.4)
    Increase in Deferred Policy Acquisition Costs ..........      (133.7)     (181.3)
    Change in Deferred Income Tax ..........................        69.9      (107.0)
    Depreciation ...........................................        77.8        76.7
    Realized Investment Gains ..............................       (85.7)      (75.5)
    Other, Net .............................................        68.9        (2.4)
                                                               ---------   ---------
  Net Cash Provided by Operating Activities ................     2,489.3     1,586.9
                                                               ---------   ---------
Cash Flows from Investing Activities
  Proceeds from Sales of Fixed Maturities ..................     4,415.4     3,585.8
  Proceeds from Maturities of Fixed Maturities .............     1,730.5     1,390.4
  Proceeds from Sales of Equity Securities .................       367.6       321.8
  Purchases of Fixed Maturities ............................    (9,196.1)   (5,970.2)
  Purchases of Equity Securities ...........................      (732.2)     (302.9)
  Increase in Short Term Investments, Net ..................      (932.7)     (500.5)
  Increase in Net Payable from Security
   Transactions Not Settled ................................        81.6       252.5
  Purchases of Property and Equipment, Net .................       (55.7)      (98.0)
  Other, Net ...............................................          .6        (2.8)
                                                               ---------   ---------
  Net Cash Used in Investing Activities ....................    (4,321.0)   (1,323.9)
                                                               ---------   ---------
Cash Flows from Financing Activities
  Decrease in Short Term Debt, Net .........................           -      (199.0)
  Proceeds from Issuance of Long Term Debt .................       960.0           -
  Repayment of Long Term Debt ..............................      (100.3)       (7.8)
  Increase in Funds Held Under Deposit Contracts ...........       261.7       118.2
  Proceeds from Common Stock Offering ......................       886.8           -
  Proceeds from Issuance of Common Stock Under
   Incentive and Purchase Plans ............................        25.2       102.3
  Repurchase of Shares .....................................           -       (99.4)
  Dividends Paid to Shareholders ...........................      (183.6)     (177.8)
  Other, Net ...............................................       (14.9)        7.2
                                                               ---------   ---------
  Net Cash Provided by (Used in) Financing Activities ......     1,834.9      (256.3)
                                                               ---------   ---------
Net Increase in Cash .......................................         3.2         6.7

Cash at Beginning of Year ..................................        41.9        25.8
                                                               ---------   ---------
  Cash at End of Period ....................................   $    45.1   $    32.5
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

2)       Adoption of New Accounting Pronouncement

                  Effective January 1, 2003, the Corporation adopted the fair value method of accounting for stock-based employee compensation plans, which is the method of accounting defined in Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Under the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period. The Corporation has elected to use the modified prospective method of transition, as permitted by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Under this method, stock-based employee compensation cost is recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 15, 1994. Prior period financial statements were not restated. The adoption of the fair value method of accounting for stock-based employee compensation plans increased compensation cost by $51.1 million for the nine months ended September 30, 2003, which resulted in a reduction in net income of $35.7 million or $0.20 per basic and diluted share.

                  The following information illustrates the effect on net income and earnings per share as if the Corporation had accounted for stock-based employee compensation using the fair value method.

                                                Periods Ended September 30
                                            -----------------------------------
                                             Third Quarter        Nine Months
                                            --------------      ---------------
                                            2003      2002      2003      2002
                                            ----      ----      ----      ----
                                                       (in millions,
                                                 except per share amounts)
Net income (loss), as reported .........   $ 259.8   $(242.1)  $ 736.5   $ 166.3

Add: stock-based employee
 compensation expense included in
 reported net income, net of tax .......      15.1       3.0      45.7      11.9

Deduct: stock-based employee
 compensation expense determined
 using the fair value method,
 net of tax ............................     (15.1)    (17.4)    (45.7)    (51.9)
                                           -------   -------   -------   -------
Pro forma net income (loss) ............   $ 259.8   $(256.5)  $ 736.5   $ 126.3
                                           =======   =======   =======   =======
Earnings per share

  Basic, as reported ...................   $  1.39   $ (1.42)  $  4.17   $   .97
  Basic, pro forma .....................      1.39     (1.50)     4.17       .74

  Diluted, as reported .................      1.37     (1.42)     4.13       .96
  Diluted, pro forma ...................      1.37     (1.50)     4.13       .73

3)       Adoption of New Accounting Pronouncement

                  In January 2003, the Financial Accounting Standards Board
         (FASB) issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, which requires an enterprise to assess its interests in a variable interest entity to determine whether to consolidate that entity. A variable interest entity is an entity in which the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or the equity investors do not have the characteristics of a controlling financial interest. FIN 46 requires that a variable interest entity be consolidated by its primary beneficiary, which is the party that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both.

                  The provisions of FIN 46 were effective immediately for variable interest entities created after January 31, 2003 and for variable interest entities in which the Corporation obtains an interest after that date. The Corporation has not acquired an interest in any variable interest entities subsequent to January 31, 2003.

                  For any variable interest entities in which the Corporation holds a variable interest that it acquired prior to February 1, 2003, the provisions of FIN 46, as amended by FASB Staff Position No. FIN 46-6, are effective for the quarter ending December 31, 2003. For any such variable interest entity for which the Corporation determines that it is the primary beneficiary, the Corporation should initially measure the assets, liabilities and noncontrolling interests of the entity at their carrying amounts. Any difference between the net amount added to the Corporation's balance sheet and the amount of any previously recognized interest in the newly consolidated entity should be recognized as the cumulative effect of an accounting change.

                  The Corporation's real estate subsidiary has a collateralized mortgage note receivable from a real estate partnership in which it does not have an equity interest. The carrying value of the receivable was $74.6 million at September 30, 2003. The partnership is a variable interest entity. The Corporation's real estate subsidiary has certain lease obligations related to the property held by the partnership. As a result of its variable interests, the Corporation's real estate subsidiary is the primary beneficiary of the partnership. Accordingly, consolidation of the real estate partnership will be required under FIN 46.

                  No other interests in variable interest entities have been identified that would require consolidation or disclosure.

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

                  The net change in unrealized appreciation or depreciation of investments carried at market value was as follows:

                                                     Periods Ended September 30
                                             -----------------------------------------
                                               Third Quarter            Nine Months
                                              --------------           -------------
                                             2003        2002        2003        2002
                                             ----        ----        ----        ----
                                                         (in millions)
Change in unrealized appreciation or
 depreciation of equity securities .....   $     8.1   $   (15.2)  $    81.2   $    11.1
Change in unrealized appreciation of
 fixed maturities ......................      (239.5)      342.3        58.0       500.1
                                           ---------   ---------   ---------   ---------
                                              (231.4)      327.1       139.2       511.2
Deferred income tax (credit) ...........       (81.0)      114.5        48.7       178.9
                                           ---------   ---------   ---------   ---------
Change in unrealized appreciation
 of investments, net ...................   $  (150.4)  $   212.6   $    90.5   $   332.3
                                           =========   =========   =========   =========

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

6)       Earnings Per Share

                  The following table sets forth the computation of basic and diluted earnings per share:

                                                 Periods Ended September 30
                                            -----------------------------------
                                             Third Quarter        Nine Months
                                            ---------------     ---------------
                                             2003      2002     2003      2002
                                             ----      ----     ----      ----
                                                       (in millions,
                                                 except per share amounts)
Basic earnings per share:
   Net income (loss) ...................   $ 259.8   $(242.1)  $ 736.5   $ 166.3
                                           =======   =======   =======   =======
Weighted average number of common
   shares outstanding ..................     186.6     170.6     176.5     170.5
                                           =======   =======   =======   =======
Basic earnings (loss) per share ........   $  1.39   $ (1.42)  $  4.17   $   .97
                                           =======   =======   =======   =======
Diluted earnings per share:
   Net income (loss) ...................   $ 259.8   $(242.1)  $ 736.5   $ 166.3
                                           =======   =======   =======   =======
Weighted average number of common
   shares outstanding ..................     186.6     170.6     176.5     170.5
Additional shares from assumed
   exercise of stock-based
   compensation awards .................       2.8         -       1.9       2.8
                                           -------   -------   -------   -------
Weighted average number of common
   shares and potential common shares
   assumed outstanding for computing
   diluted earnings per share ..........     189.4     170.6     178.4     173.3
                                           =======   =======   =======   =======
Diluted earnings (loss) per share ......   $  1.37   $ (1.42)  $  4.13   $   .96
                                           =======   =======   =======   =======

7)       Segments Information

                  The property and casualty operations include three reportable underwriting segments and the investment function. The underwriting segments are personal insurance, commercial insurance and specialty insurance. The personal segment targets the personal insurance market. The personal classes include automobile, homeowners and other personal coverages. The commercial segment includes those classes of business that are generally available in broad markets and are of a more commodity nature. Commercial classes include multiple peril, casualty, workers' compensation and property and marine. The specialty segment includes those classes of business that are available in more limited markets since they require specialized underwriting and claim settlement. Specialty classes include executive protection, financial institutions and other specialty coverages. Performance of the underwriting segments is based on underwriting results before deferred policy acquisition costs and certain charges. Investment income performance is based on investment income net of investment expenses, excluding realized investment gains.

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

                  Revenues and income before income tax of the operating segments were as follows:

                                                Periods Ended September 30
                                          -------------------------------------
                                            Third Quarter          Nine Months
                                          ------------------   ------------------
                                            2003      2002       2003      2002
                                          --------  --------   --------  --------
                                                         (in millions)
Revenues
  Property and casualty insurance
    Premiums earned
      Personal insurance...............   $  620.1  $  546.1   $1,804.0  $1,566.9
      Commercial insurance.............      985.4     776.3    2,786.2   2,116.6
      Specialty insurance..............    1,002.7     763.1    2,876.4   2,185.3
                                          --------  --------   --------  --------
                                           2,608.2   2,085.5    7,466.6   5,868.8

    Investment income..................      274.1     241.3      794.2     709.1
                                          --------  --------   --------  --------
      Total property and casualty
       insurance.......................    2,882.3   2,326.8    8,260.8   6,577.9

  Chubb Financial Solutions
   non-insurance business..............      (35.2)    (34.5)     (17.3)    (41.3)
  Corporate and other..................       39.6      28.2       72.4      81.0
  Realized investment gains............       60.5      43.9       85.7      75.5
                                          --------  --------   --------  --------
      Total revenues...................   $2,947.2  $2,364.4   $8,401.6  $6,693.1
                                          ========  ========   ========  ========
Income (loss) before income tax
  Property and casualty insurance
    Underwriting
      Personal insurance...............   $  (21.2) $  (19.6)  $  (28.6) $  (25.6)
      Commercial insurance.............       81.6    (610.7)     201.5    (652.3)
      Specialty insurance..............      (46.2)    (64.8)     (64.6)    (68.2)
                                          --------  --------   --------  --------
                                              14.2    (695.1)     108.3    (746.1)
      Increase in deferred policy
       acquisition costs...............       56.4      48.9      133.7     181.3
                                          --------  --------   --------  --------
      Underwriting income (loss).......       70.6    (646.2)     242.0    (564.8)

    Investment income..................      269.6     233.3      776.7     691.3

    Other charges......................        (.9)     (3.5)     (22.6)    (16.8)
                                          --------  --------   --------  --------
      Total property and casualty
       insurance.......................      339.3    (416.4)     996.1     109.7

  Chubb Financial Solutions
   non-insurance business..............      (38.8)    (40.4)     (30.6)    (55.9)
  Corporate and other..................      (23.3)    (19.7)    (102.4)    (55.4)
  Realized investment gains............       60.5      43.9       85.7      75.5
                                          --------  --------   --------  --------
      Total income (loss) before
       income tax......................   $  337.7  $ (432.6)  $  948.8  $   73.9
                                          ========  ========   ========  ========

                  Property and casualty commercial insurance underwriting results in the third quarter of 2002 included net losses of $625.0 million related to asbestos and toxic waste claims.

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations for the Nine Months Ended September 30, 2003 and 2002 and for the Quarters Ended September 30, 2003 and 2002

         Certain statements in this document are "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 (PSLRA). These forward-looking statements are made pursuant to the safe harbor provisions of the PSLRA and include estimates and assumptions related to economic, competitive, regulatory, judicial, legislative and other developments. These include statements relating to trends in, or representing management's beliefs about, our future strategies, operations and financial results, as well as other statements that include words such as "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "should," "will," or other similar expressions. Forward-looking statements are made based upon management's current expectations and beliefs concerning trends and future developments and their potential effects on us. These statements are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties, which include, among others, those discussed or identified from time to time in our public filings with the Securities and Exchange Commission and those associated with:

- the availability of primary and reinsurance coverage, including the implications relating to terrorism legislation and regulation;

- global political conditions and the occurrence of terrorist attacks, including any nuclear, biological or chemical events;

-        the effects of the outbreak or escalation of war or hostilities;

- premium price increases and profitability or growth estimates overall or by lines of business or geographic area, and related expectations with respect to the timing and terms of any required regulatory approvals;

-        adverse changes in loss cost trends;

-        our ability to retain existing business;

- material differences between actual and expected assessments for guaranty funds and mandatory pooling arrangements;

- our expectations with respect to cash flow projections and investment income and with respect to other income;

-        the adequacy of loss reserves, including:

         -        our expectations relating to reinsurance recoverables;

         - the effects of proposed asbestos liability legislation, including the impact of claims patterns arising from the possibility of legislation and those that may arise if legislation is not passed;

         - our estimates relating to ultimate asbestos liabilities and related reinsurance recoverables;

         - the impact from the bankruptcy protection sought by various asbestos producers and other related businesses;

         -        the willingness of parties, including us, to settle disputes;

         - developments in judicial decisions or regulatory or legislative actions relating to coverage and liability for asbestos, toxic waste and mold claims;

- the impact of the current economic climate on companies on whose behalf we have issued surety bonds, and in particular, on those companies that have filed for bankruptcy or otherwise experienced deterioration in creditworthiness;

- the effects of disclosures by, and investigations of, public companies relating to possible accounting irregularities, practices in the energy and securities industries and other corporate governance issues, including:

         - the effects on the energy markets and the companies that participate in them, and in particular as they may relate to concentrations of risk in our surety business;

         - the effects on the capital markets and the markets for directors and officers and errors and omissions insurance;

         - claims and litigation arising out of actual or alleged accounting or other corporate malfeasance by other companies;

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

-        the ability of our subsidiaries to pay us dividends;

-        general economic conditions including:

         - changes in interest rates, market credit spreads and the performance of the financial markets, generally and as they relate to credit risks assumed by our Chubb Financial Solutions unit in particular;

         -        the effects of inflation;

         -        changes in domestic and foreign laws, regulations and taxes;

         -        changes in competition and pricing environments;

         -        regional or general changes in asset valuations;

         -        the inability to reinsure certain risks economically;

         -        changes in the litigation environment;

         -        general market conditions; and

-        our ability to implement management's strategic plans and initiatives.

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

SUMMARY OF FINANCIAL RESULTS

         Net income was $736.5 million in the first nine months of 2003 and $259.8 million in the third quarter compared with net income of $166.3 million in the first nine months of 2002 and a net loss of $242.1 million in the third quarter of 2002.

         Results in the first nine months of 2003 included realized investment gains of $85.7 million, or $55.7 million after tax, compared with realized investment gains of $75.5 million, or $49.1 million after tax, in the first nine months of 2002. Results in the third quarter of 2003 included realized investment gains of $60.5 million, or $39.3 million after tax, compared with realized investment gains of $43.9 million, or $28.6 million after tax, in the third quarter of 2002. Decisions to sell securities are governed principally by considerations of investment opportunities and tax consequences. As a result, realized gains and losses on the sale of investments may vary significantly from period to period.

         Results in 2002 were adversely affected by the recognition of net losses of $625 million, or $406 million after tax, in the third quarter related to asbestos and toxic waste claims.

         Effective January 1, 2003, the Corporation adopted the fair value method of accounting for stock-based employee compensation plans, which is the method of accounting defined in Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. Prior period financial statements were not restated. Under the fair value method of accounting, compensation cost is measured based on the fair value of an award at the grant date and recognized over the service period. The adoption of the fair value method of accounting for stock-based employee compensation plans increased compensation cost by $51.1 million in the first nine months of 2003 and $15.4 million in the third quarter, which resulted in a reduction in net income of $35.7 million and $10.4 million, respectively. The adoption of the fair value method of accounting for stock-based employee compensation plans is discussed further in Note (2) of the Notes to Consolidated Financial Statements.

         The following is a summary of the Corporation's results for the third quarter and nine months ended September 30, 2003 and 2002:

                                                    Periods Ended September 30
                                         ---------------------------------------------
                                             Third Quarter            Nine Months
                                         ---------------------   ---------------------
                                            2003        2002       2003        2002
                                         ---------   ---------   ---------   ---------
                                                        (in millions)
PROPERTY AND CASUALTY INSURANCE
 Underwriting
  Net Premiums Written ...............   $ 2,845.5   $ 2,315.2   $ 8,137.5   $ 6,620.2
  Increase in Unearned Premiums ......      (237.3)     (229.7)     (670.9)     (751.4)
                                         ---------   ---------   ---------   ---------
     Premiums Earned .................     2,608.2     2,085.5     7,466.6     5,868.8
                                         ---------   ---------   ---------   ---------
  Claims and Claim Expenses ..........     1,711.3     2,052.0     4,850.0     4,513.0
  Operating Costs and Expenses .......       876.7       719.6     2,490.3     2,075.3
  Increase in Deferred Policy
   Acquisition Costs .................       (56.4)      (48.9)     (133.7)     (181.3)
  Dividends to Policyholders .........         6.0         9.0        18.0        26.6
                                         ---------   ---------   ---------   ---------
  Underwriting Income (Loss) .........        70.6      (646.2)      242.0      (564.8)
                                         ---------   ---------   ---------   ---------
 Investments
  Investment Income Before
   Expenses ..........................       274.1       241.3       794.2       709.1
  Investment Expenses ................         4.5         8.0        17.5        17.8
                                         ---------   ---------   ---------   ---------
  Investment Income ..................       269.6       233.3       776.7       691.3
                                         ---------   ---------   ---------   ---------
 Other Charges .......................         (.9)       (3.5)      (22.6)      (16.8)
                                         ---------   ---------   ---------   ---------
 Property and Casualty
  Income (Loss) ......................       339.3      (416.4)      996.1       109.7

CHUBB FINANCIAL SOLUTIONS
 NON-INSURANCE BUSINESS ..............       (38.8)      (40.4)      (30.6)      (55.9)

CORPORATE AND OTHER ..................       (23.3)      (19.7)     (102.4)      (55.4)

REALIZED INVESTMENT GAINS ............        60.5        43.9        85.7        75.5
                                         ---------   ---------   ---------   ---------
CONSOLIDATED INCOME (LOSS)
 BEFORE INCOME TAX ...................       337.7      (432.6)      948.8        73.9

Federal and Foreign Income
 Tax (Credit) ........................        77.9      (190.5)      212.3       (92.4)
                                         ---------   ---------   ---------   ---------
CONSOLIDATED NET INCOME (LOSS) .......   $   259.8   $  (242.1)  $   736.5   $   166.3
                                         =========   =========   =========   =========
PROPERTY AND CASUALTY INVESTMENT
 INCOME AFTER INCOME TAX .............   $   213.9   $   190.1   $   619.1   $   566.5
                                         =========   =========   =========   =========

PROPERTY AND CASUALTY INSURANCE

         Our property and casualty business produced income before taxes of $996.1 million in the first nine months of 2003 and $339.3 million in the third quarter compared with income of $109.7 million in the first nine months of 2002 and a loss of $416.4 million in the third quarter of 2002. Results in both periods of 2002 were adversely affected by the recognition of net losses of $625 million in the third quarter related to asbestos and toxic waste claims (the $625 million asbestos charge). Our asbestos and toxic waste related exposures are further discussed under "Loss Reserves." Excluding the $625 million asbestos charge, property and casualty income before taxes amounted to $734.7 million in the first nine months of 2002 and $208.6 million in the third quarter. Earnings were significantly higher in the first nine months and third quarter of 2003 compared with the same periods of 2002, as adjusted to exclude the $625 million asbestos charge. Underwriting income was significantly higher in 2003 due primarily to the exceptionally strong results in our commercial classes, which include multiple peril, casualty, workers' compensation and property and marine. Investment income also increased in 2003 compared with 2002.

         Net premiums written were $8.1 billion in the first nine months of 2003 and $2.8 billion in the third quarter, representing increases of 23% over the comparable periods of 2002. Premium growth from Chubb Re, our reinsurance business that began operations in 1999, was particularly strong. Excluding premiums produced by Chubb Re, premium growth was 18% in the first nine months of 2003 and 15% in the third quarter.

         U.S. premiums grew 22% in the first nine months of 2003 and 23% in the third quarter. Substantial premium growth was also achieved outside the United States in 2003. On a reported basis, non-U.S. premiums grew 26% in the first nine months of 2003 and 22% in the third quarter. In local currencies, non-U.S. premium growth was 17% in the first nine months and 15% in the third quarter.

         Premium growth in the first nine months of 2003 was strong in all segments of our business due in large part to higher rates. We continue to write new business and we are retaining more of our accounts upon renewal. We continue to get rate increases on much of the business we write, with favorable policy terms and conditions. We expect that rate increases will continue throughout 2003 and into 2004, although the size of rate increases will decelerate.

         As a result of the substantial losses incurred by reinsurers in recent years, the cost of reinsurance in the marketplace has increased significantly and reinsurance capacity for certain coverages, such as terrorism, is limited and expensive.

         Our reinsurance program in 2003 is similar to that in 2002. We have discontinued some lower limit treaties that we believed were no longer economical and have increased our participation in certain layers of the treaties that we renewed. In addition, for our property catastrophe treaty for events in the United States, we have increased our coverage at the top due to our increased exposure in certain catastrophe prone areas. Our reinsurance costs have increased in 2003 in line with the higher premiums on the policies reinsured.

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

         Underwriting results were profitable in the first nine months and third quarter of 2003. Underwriting results were highly unprofitable in the first nine months and third quarter of 2002 due to the $625 million asbestos charge. Excluding the effect of this charge, underwriting results were profitable in the first nine months of 2002 and near breakeven in the third quarter. Our combined loss and expense ratio was 95.8% in the first nine months of 2003 and 96.6% in the third quarter compared with 108.7% and 130.0%, respectively, in 2002. Excluding the effect of the $625 million asbestos charge, our combined loss and expense ratio was 98.0% in the first nine months of 2002 and 99.9% in the third quarter.

         The loss ratio was 65.1% for the first nine months of 2003 and 65.7% for the third quarter compared with 77.2% and 98.8%, respectively, in the prior year. Adjusted to exclude the $625 million asbestos charge, the loss ratio was 66.5% and 68.7% in the first nine months and third quarter of 2002, respectively. The loss ratio was lower in the 2003 periods than in the comparable 2002 periods, as adjusted, despite higher catastrophe losses. Catastrophe losses during the first nine months of 2003 amounted to $261.5 million which represented 3.5 percentage points of the loss ratio compared with $75.2 million or 1.3 percentage points in 2002. Catastrophe losses for the third quarter of 2003 amounted to $96.0 million or 3.7 percentage points of the loss ratio compared with $51.6 million or 2.5 percentage points in 2002. The catastrophe losses in 2003 resulted primarily from storms in the United States. The 2002 catastrophe losses resulted primarily from tornadoes in the midwest United States and floods in eastern Europe in the third quarter.

         Our expense ratio was 30.7% for the first nine months of 2003 and 30.9% for the third quarter compared with 31.5% and 31.2%, respectively, in 2002. The decrease in the expense ratio was due primarily to premiums written growing at a substantially higher rate than overhead expenses, and was achieved despite an approximate 0.5 of a percentage point adverse impact of expensing stock options in the 2003 periods.

         Underwriting results during 2003 and 2002 by class of business were as follows:

                                           Net Premiums         Combined Loss and
                                              Written            Expense Ratios
                                         ----------------      ------------------
                                         2003       2002        2003         2002
                                         ----       ----        ----         ----
                                         (in millions)
Nine Months Ended September 30

PERSONAL INSURANCE
  Automobile ......................   $   443.6   $   402.1        98.9%        98.5%
  Homeowners ......................     1,114.2       971.1       106.6        105.7
  Other ...........................       391.4       364.1        77.8         77.5
                                      ---------   ---------     -------      -------
      Total Personal                    1,949.2     1,737.3        98.9         98.0
                                      ---------   ---------     -------      -------

COMMERCIAL INSURANCE
  Multiple Peril ..................       809.4       687.5        90.3        101.5
  Casualty ........................     1,010.0       834.7        88.7        185.8 *
  Workers' Compensation ...........       475.9       350.3        92.2         92.6
  Property and Marine .............       766.1       652.7        89.3         86.2
                                      ---------   ---------     -------      -------
      Total Commercial                  3,061.4     2,525.2        89.6        124.7 *
                                      ---------   ---------     -------      -------

SPECIALTY INSURANCE
  Executive Protection ............     1,526.0     1,214.3       104.0        105.8
  Financial Institutions ..........       603.4       508.3       111.5        103.3
  Other ...........................       997.5       635.1        84.4         88.2
                                      ---------   ---------     -------      -------
      Total Specialty                   3,126.9     2,357.7        99.8        100.9
                                      ---------   ---------     -------      -------
      TOTAL                           $ 8,137.5   $ 6,620.2        95.8%       108.7%*
                                      =========   =========     =======      =======

Quarter Ended September 30

PERSONAL INSURANCE

  Automobile ......................   $   154.3   $   144.0        96.4%        94.5%
  Homeowners ......................       402.9       353.4       108.7        108.8
  Other ...........................       132.1       123.3        78.7         78.3
                                      ---------   ---------     -------      -------
      Total Personal                      689.3       620.7        99.9         99.0
                                      ---------   ---------     -------      -------

COMMERCIAL INSURANCE
  Multiple Peril ..................       276.6       235.1        92.7        103.0
  Casualty ........................       331.4       275.9        90.8        333.1 *
  Workers' Compensation ...........       158.4       116.4        94.1         91.8
  Property and Marine .............       253.6       238.4        86.4         93.6
                                      ---------   ---------     -------      -------
      Total Commercial                  1,020.0       865.8        90.6        175.6 *
                                      ---------   ---------     -------      -------

SPECIALTY INSURANCE
  Executive Protection ............       525.0       442.8       104.2        112.3
  Financial Institutions ..........       182.8       168.2       111.4        115.7
  Other ...........................       428.4       217.7        87.8         84.2
                                      ---------   ---------     -------      -------
      Total Specialty                   1,136.2       828.7       100.6        106.1
                                      ---------   ---------     -------      -------
      TOTAL                           $ 2,845.5   $ 2,315.2        96.6%       130.0%*
                                      =========   =========     =======      =======

* The combined loss and expense ratios for 2002 include the effect of losses of $625.0 million related to asbestos and toxic waste claims recognized in the third quarter. For the nine months ended September 30, 2002, excluding the effect of such losses, the combined loss and expense ratio was 96.5% for Casualty, 94.9% for Total Commercial and 98.0% in total. For the third quarter of 2002, excluding the effect of such losses, the combined loss and expense ratio was 88.5% for Casualty, 94.4% for Total Commercial and 99.9% in total.

  PERSONAL INSURANCE

         Premiums from personal insurance coverages, which represent 24% of total premiums written in the first nine months of 2003, increased by 12% in the first nine months of 2003 and 11% in the third quarter compared with the comparable periods in 2002. Premium growth occurred in all classes. The significant premium growth in our homeowners business was due to higher rates and increased insurance-to-value; the in-force policy count for this class has remained flat.

         Our personal insurance business produced modestly profitable underwriting results in the first nine months of 2003 and 2002. Third quarter results were near breakeven in 2003 compared with modestly profitable results in 2002. Results in the first nine months and third quarter of 2003 were adversely affected by higher catastrophe losses. The combined loss and expense ratio was 98.9% in the first nine months of 2003 and 99.9% in the third quarter compared with 98.0% and 99.0%, respectively, in 2002. Excluding catastrophe losses, the combined ratio was 89.6% in the first nine months of 2003 and 89.2% in the third quarter compared with 96.0% and 96.8%, respectively, in 2002.

         Homeowners results were unprofitable in 2003 and 2002. Higher catastrophe losses in 2003 were substantially offset by a decrease in non-catastrophe losses and the impact of improved pricing. Results in 2003 benefited from a decline in fire and water damage losses. Catastrophe losses represented 16.1 percentage points of the loss ratio for this class in the first nine months of 2003 and 18.6 percentage points in the third quarter compared with 3.9 and 4.1 percentage points, respectively, in 2002. Homeowners results outside the United States were profitable in 2003, particularly in the third quarter, compared with unprofitable results in 2002. We are in the process of exiting our personal lines business in Continental Europe, with the exception of the ultra high net worth market segment.

         Our remediation plan relating to our homeowners business in the United States, which began in the latter part of 2001, is on track. We have made substantial progress in implementing rate increases in states where rates have been deficient. While the impact of losses related to water damage, including mold, has decreased in the first nine months of 2003 compared with the first nine months of 2002, we remain concerned about the potential for such claims. We have made regulatory filings in most states to introduce contract changes that would enable us to treat mold as a separate peril available at an appropriate price. These changes have been implemented in 36 states, including Texas, California and Florida, and approved in four other states.

        Our automobile business produced similarly profitable results in 2003 and 2002. Other personal coverages, which include insurance for valuable articles and excess liability, produced highly profitable results in 2003 and 2002 due to continued favorable loss experience.

  COMMERCIAL INSURANCE

         Premiums from commercial insurance, which represent 38% of our total writings, increased by 21% in the first nine months of 2003 and 18% in the third quarter compared with the similar periods in 2002. The substantial premium growth in this business was due to continued price increases and an increase in our in-force policy count. Growth occurred in all segments of this business but was particularly strong in the workers' compensation class. We are seeing more competition in the U.S. marketplace across most lines of business. Despite this, retention levels in the first nine months of 2003 were slightly higher than those in the same period of 2002. On the business that was renewed, rate increases were substantial although the level of rate increases has continued to decline from 2002 levels. During the first nine months of 2003, we wrote 1.8 dollars of new business for every dollar of business we lost. The substantial growth in new business was produced with the same tightened underwriting discipline that has existed over the past several years. We expect that rates will continue to rise but that the level of rate increases will continue to decline.

         Our commercial insurance business produced highly profitable underwriting results in the first nine months and third quarter of 2003 compared with highly unprofitable results in the similar periods of 2002. The 2002 results were adversely affected by the $625 million asbestos charge. Excluding the effect of this charge, our commercial insurance business produced profitable results in 2002. The combined loss and expense ratio was 89.6% for the first nine months of 2003 and 90.6% for the third quarter compared with 124.7% and 175.6%, respectively, in 2002. Adjusted to exclude the effect of the $625 million asbestos charge, the combined loss and expense ratio for the first nine months and third quarter of 2002 was 94.9% and 94.4%, respectively. Our commercial insurance results in 2003 were more profitable than the as-adjusted results in 2002. The improvement in 2003 was due in large part to the cumulative effect of price increases, better terms and conditions and more stringent risk selection in recent years. The improvement was most substantial in our commercial multiple peril and casualty classes of business.

         Multiple peril produced highly profitable results in 2003 compared with modestly unprofitable results in 2002. The improvement was most significant in the property component of this business as improved non-catastrophe loss experience more than offset an increase in catastrophe losses. In the liability component, we experienced significantly fewer large losses compared with 2002. Catastrophe losses represented 4.7 percentage points of the loss ratio for this class in the first nine months of 2003 and 5.2 points for the third quarter compared with 1.2 and 4.7 percentage points, respectively, in 2002.

         Our casualty business produced highly profitable results in 2003. Results in 2002 were highly unprofitable due to the $625 million asbestos charge. Excluding the effect of this charge, our casualty business produced profitable results in 2002. The automobile, primary liability and excess liability components each produced profitable results in 2003 and 2002. Casualty results in 2003 benefited from an absence of incurred losses related to asbestos and toxic waste claims. In addition to the $625 million asbestos charge in the third quarter of 2002 noted above, asbestos and toxic waste losses of $41 million were recognized in the first half of 2002.

         Workers' compensation results were highly profitable in the first nine months of 2003 and 2002 due in large part to our disciplined risk selection during the past several years.

         Property and marine results were highly profitable in both 2003 and 2002. Both years benefited from a low number of severe losses. Results in 2003 were adversely affected by one $25 million loss in the second quarter that resulted from an adverse arbitration decision rendered against an insurance pool in which we were formerly a 5.5% participant. The decision related to a fire that occurred in 1995. Results in the third quarter of 2002 were adversely affected by significantly higher catastrophe losses. Catastrophe losses represented 6.9 percentage points of the loss ratio for this class in the first nine months of 2003 and 5.9 percentage points in the third quarter compared with
6.6 percentage points and 14.8 percentage points, respectively, in 2002.

  SPECIALTY INSURANCE

         Premiums from specialty insurance, which represent 38% of our total writings, increased by 33% in the first nine months of 2003 and 37% in the third quarter compared with the similar periods a year ago. The growth in executive protection and the professional liability component of our financial institutions business was primarily attributable to higher rates. In response to claim severity trends, we initiated a program in the latter half of 2001 to increase pricing and improve policy terms and to not renew business that no longer met our underwriting criteria. We have implemented tighter terms and conditions, including lower policy limits and higher deductibles. We continue to reprofile our book of business, generating most of our new business from small and middle market customers. In the fidelity and standard commercial components of our financial institutions business, rates continued to increase as well. In our executive protection and financial institutions business, rate increases have begun to level off as we are seeing more competition in the marketplace.

         Growth in our other specialty business was primarily from Chubb Re. Premiums produced by Chubb Re grew 124% in the first nine months of 2003 and 190% in the third quarter to $668 million and $318 million, respectively.

         Our specialty business produced near breakeven underwriting results in the first nine months of 2003 and 2002. Results were near breakeven in the third quarter of 2003 compared with unprofitable results in the similar period in 2002. The combined loss and expense ratio was 99.8% for the first nine months of 2003 and 100.6% for the third quarter compared with 100.9% and 106.1%, respectively, in 2002.

         Our executive protection business produced similarly unprofitable results in the first nine months of 2003 and 2002. Results in both years were adversely affected by directors and officers liability and errors and omissions liability claim experience, particularly from claims that have arisen due to the corporate abuses and accounting irregularities in recent years. Results were unprofitable in the third quarter of both years, but more so in 2002 due to adverse trends in loss severity in Europe caused by an increase in litigation, often involving European companies being sued in U.S. courts for securities fraud.

         Financial institutions results were unprofitable in the first nine months of 2003 and 2002, but more so in 2003. Results for the professional liability component of this business were highly unprofitable in both years due to continued adverse directors and officers liability and errors and omissions liability claim experience. Financial institutions continue to be the focus of scrutiny by regulators and the plaintiffs' bar. The fidelity component was highly profitable in both years due to favorable loss experience. The standard commercial business written on financial institutions also produced profitable results in the first nine months of both years due in large part to the rate increases and more stringent risk selection in recent years. Results in the third quarter of 2003, however, were unprofitable.

         Our other specialty results were highly profitable in 2003 and 2002. Our reinsurance assumed business generated by Chubb Re produced profitable results in both years, but more so in 2003. Our surety business produced highly profitable results in both years, but more so in 2003 due primarily to a $17 million recovery in the second quarter from the sale of a bankruptcy claim against various Enron entities.

         As a result of disarray in the surety reinsurance market caused by several years of declining prices and high losses, the availability of surety reinsurance in the near term has been significantly reduced. As a result, our future surety results could be volatile.

         The surety business tends to be characterized by infrequent but potentially high severity losses. Since the end of 2001, we have been reducing our exposure on an absolute basis and by specific bond type. The majority of our obligations are intended to be performance-based guarantees. When losses occur, they are mitigated by the customer's balance sheet, contract proceeds and bankruptcy recovery.

         Notwithstanding our efforts to manage and reduce our surety exposure, we continue to have substantial commercial surety exposure for outstanding bonds. In that regard, we have exposures related to commercial surety bonds issued on behalf of companies that have experienced deterioration in creditworthiness, including several gas forward purchase surety bonds. Given the current economic climate and its impact on these and other companies, there is an increased likelihood that we may experience an increase in filed claims and may incur high severity losses. Such losses would be recorded if and when claims are filed and determined to be valid, and could have a material adverse effect on the Corporation's results of operations and liquidity.

         In particular, we have in force $525 million of gas forward purchase surety bonds with one principal, Aquila, Inc. Our exposure under these bonds will decline over the terms of the bonds, which extend until 2012. These surety bonds, which are uncollateralized, secure Aquila's obligation to supply gas under long-term forward purchase agreements. Under the terms of these bonds, our entire obligation to pay could be triggered if Aquila failed to provide gas under its forward purchase contracts or was the subject of a bankruptcy filing. There is currently no reinsurance in place covering our exposure under any of these bonds. Aquila continues to perform its obligations under the related gas forward purchase agreements.

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

  LOSS RESERVES

         Loss reserves at September 30, 2003 and December 31, 2002 included significant amounts related to the September 11 attack and to asbestos and toxic waste claims. Loss reserves at December 31, 2002 also included a significant amount related to our surety exposure arising from the bankruptcy of Enron Corp., which was substantially paid in the first quarter of 2003. The components of loss reserves were as follows:

                                        September 30,     December 31,
                                            2003              2002
                                       ---------------   --------------
                                                  (in millions)
Gross loss reserves
  Total, per balance sheet             $        17,226   $        16,713
  Less:
    Related to September 11 attack               1,155             2,063
    Related to asbestos and toxic
     waste claims                                1,079             1,136
    Related to Enron surety exposure                14               113
                                       ---------------   ---------------

  Total, as adjusted                   $        14,978   $        13,401
                                       ===============   ===============
Reinsurance recoverable
  Total, per balance sheet             $         3,443   $         4,071
  Less:
    Related to September 11 attack                 835             1,558
    Related to asbestos and toxic
     waste claims                                   47                53
    Related to Enron surety exposure                 -                 7
                                       ---------------   ---------------

  Total, as adjusted                   $         2,561   $         2,453
                                       ===============   ===============
Net loss reserves
  Total                                $        13,783   $        12,642
  Total, as adjusted                            12,417            10,948

         The loss reserves related to the September 11 attack, asbestos and toxic waste claims and our Enron surety exposure are significant components of our total loss reserves, but they distort the growth trend in our loss reserves. Adjusted to exclude such loss reserves, our loss reserves, net of reinsurance recoverable, increased by $1,469 million during the first nine months of 2003, of which approximately $125 million was due to the weakness of the U.S. dollar.

        Net loss reserves, as adjusted, by segment were as follows:

                                 September 30,    December 31,
                                    2003             2002
                                 -------------   -------------
                                         (in millions)
Personal insurance               $       1,197   $       1,064
Commercial insurance                     5,069           4,714
Specialty insurance                      6,151           5,170
                                 -------------   -------------

Net loss reserves, as adjusted   $      12,417   $      10,948
                                 =============   =============

         Loss reserves for each segment of our business increased in the first nine months of 2003, but most significantly for specialty insurance. The increase in loss reserves for specialty insurance was due in large part to directors and officers and errors and omissions claim activity combined with relatively low paid losses for these coverages during the period. Unpaid claims related to catastrophes contributed approximately $57 million to the increase in personal insurance loss reserves.

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

         In the third quarter of 2002, our actuaries and outside actuarial consultants commenced their periodic ground-up exposure based analysis of our asbestos related liabilities. As part of this analysis, they considered the following recent adverse trends:

         - Estimates of the ultimate liabilities for traditional asbestos defendants have increased as the number of plaintiff claims has surged over the past few years. The notable increase in claimants as well as potential future claimants has resulted in large settlements of asbestos related litigation. As a result, it now appears more likely that many of these traditional defendants will access higher excess layers of insurance coverage as well as more years of coverage than previously anticipated.

         - Claims have been more aggressively pursued against peripheral asbestos defendants in recent years, partly in response to the bankruptcy or exhaustion of insurance coverage for many of the major traditional defendants.

         - The number of claims filed under the non-aggregate premises or operations section of general liability policies has increased, creating potentially greater exposure.

         -        The litigation environment has become increasingly adverse.
                  More than half of the lawsuits filed in recent years have been filed in five plaintiff oriented states, where significant verdicts historically have been rendered against commercial defendants.

         - The number of asbestos defendants in bankruptcy has increased, resulting in an increase in the number and cost of declaratory judgment lawsuits to resolve coverage disputes and to effect settlement in the bankruptcy courts.

         Upon completion of the analysis and assessment of the results, we increased our net asbestos loss reserves by $545 million in the third quarter of 2002. Following a thorough review in the fourth quarter of 2002 by our internal actuarial, claims and reinsurance personnel, we reduced our previous estimate of reinsurance recoverable on potential asbestos claims. As a result, our net asbestos loss reserves increased by an additional $75 million.

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

         There is also the possibility of federal legislation that would address the asbestos problem. In this regard, a recent Senate proposal for the creation of an asbestos trust fund received conditional support from the property and casualty insurance industry. We believe it is unlikely that a bill can be passed this year. Our asbestos reserve assumptions have not anticipated any legislative relief so the demise of the bill would have no impact on our estimates. However, we have noticed that the number of claims reported by policyholders has increased this year. On the other hand, bankruptcy filings have been fewer than we expected and fewer than last year. These factors may have been influenced by the possibility the bill might pass. We will review our asbestos reserves in the course of our year end review of overall loss reserves.

         Hazardous waste sites are another potential exposure. There is significant uncertainty involved in estimating our liabilities related to these claims. These uncertainties are not likely to be resolved definitively in the near future.

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

         We continually review and update our loss reserves. Based on all information currently available, we believe that the aggregate loss reserves of the property and casualty subsidiaries at September 30, 2003 were adequate to cover claims for losses that had occurred, including both those known to us and those yet to be reported. In establishing such reserves, we consider facts currently known and the present state of the law and coverage litigation. However, given the judicial decisions and legislative actions that have broadened the scope of coverage and expanded theories of liability in the past and the possibilities of similar interpretations in the future, particularly as they relate to asbestos claims and, to a lesser extent, toxic waste claims, additional increases in loss reserves may emerge in future periods. Such increases could have a material adverse effect on the Corporation's future operating results. However, management does not expect that any such increases would have a material effect on the Corporation's consolidated financial condition or liquidity.

  INVESTMENT INCOME

         Property and casualty investment income before taxes increased by 12.4% in the first nine months of 2003 and 15.6% in the third quarter compared with the same periods in 2002. The growth in investment income was due to an increase in invested assets since the third quarter of 2002 resulting from substantial cash flow from operations over the period as well as capital contributions of $1 billion and $800 million to the property and casualty subsidiaries by the Corporation in the fourth quarter of 2002 and the second quarter of 2003, respectively. However, lower available reinvestment rates on fixed maturities that matured over the past year dampened the growth in investment income.

         The effective tax rate on investment income increased to 20.3% in the first nine months of 2003 from 18.1% in the comparable period in 2002 due to our holding a smaller proportion of our investment portfolio in tax-exempt securities.

         On an after-tax basis, property and casualty investment income increased by 9.3% in the first nine months of 2003 and 12.5% in the third quarter. Management uses property and casualty investment income after-tax, a non-GAAP financial measure, to evaluate its investment performance because it reflects the impact of any change in the proportion of the investment portfolio invested in tax-exempt securities and is therefore more meaningful for analysis purposes than investment income before taxes.

  OTHER CHARGES

         Other charges include miscellaneous income and expenses of the property and casualty subsidiaries. Other charges in the first nine months of 2003 included expenses of $15 million, mostly in the second quarter, related to the restructuring of our operations in Continental Europe. The restructuring costs consist primarily of severance costs. We have received the necessary regulatory and works council approvals and are moving ahead with our planned branch closings and work force reductions, which should be completed by the end of 2003.

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

         In a typical portfolio credit default swap, CFS participated in the senior layer of a structure designed to replicate the performance of a portfolio of corporate securities, a portfolio of asset-backed securities or a specified pool of loans. The structure of these portfolio credit default swaps generally requires CFS to make payment to counterparties to the extent cumulative losses, related to numerous credit events, exceed a specified threshold. The risk below that threshold, referred to as subordination, is assumed by other parties with the primary risk layer sometimes retained by the buyer. The amount of subordination for each contract varies based on the credit quality of the underlying portfolio and the term to maturity of the contract. Credit events generally arise when one of the referenced entities within a portfolio becomes bankrupt, undergoes a debt restructuring or fails to make timely interest or principal payments.

         Portfolio credit default swaps are derivatives and are carried in the financial statements at estimated fair value, which represents management's best estimate of the cost to exit the positions. Most of these credit default swaps tend to be unique transactions and there is no traded market for such exposures. To estimate the fair value of the obligation in each credit default swap, we use internal valuation models that are similar to external valuation models. Such valuations require considerable judgment and are subject to significant uncertainty.

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

         Revenues from the non-insurance business of CFS, principally consisting of the change in fair value of derivative contracts, were negative $18.1 million in the first nine months of 2003 compared with negative $42.7 million in the same period in 2002. Revenues were negative due to the adverse impact of changes in fair value during each of the periods.

         The non-insurance business of CFS produced a loss before taxes of $30.6 million in the first nine months of 2003 compared with a loss of $55.9 million in the first nine months of 2002. The losses were due to adverse movements in the mark-to-market adjustment. In 2003, the primary factor contributing to the increase in the fair value of our obligations related to credit default swaps was deterioration in the credit quality of certain referenced securities underlying two of our asset-backed portfolio credit default swaps. The primary factor contributing to the increase in the fair value of our obligations in 2002 was a substantial widening of market credit spreads, particularly in the third quarter.

         At September 30, 2003, CFS's aggregate exposure, or retained risk, referred to as notional amounts, from its in-force portfolio credit default swaps was approximately $39.2 billion, of which $3.9 billion related to the two asset-backed portfolio credit default swaps that have experienced deterioration in credit quality. Notional amounts are used to express the extent of involvement in swap transactions. These amounts are used to calculate the exchange of contractual cash flows and are not necessarily representative of the potential for gain or loss. The notional amounts are not recorded on the balance sheet.

         The realistic loss exposure of CFS is a small portion of the $39.2 billion notional amount due to several factors. The position of CFS is senior to subordinated interests of $6.6 billion in the aggregate. Of the $6.6 billion of subordination, there were only $99 million of defaults through September 30, 2003, none of which has pierced the subordination limits of any of the contracts. In addition, using our internal ratings model, we estimate that the credit ratings of CFS's exposures, other than those that relate to the portfolio credit default swaps that have experienced deterioration in credit quality, are either AAA or AA.

         The two asset-backed portfolio credit default swaps that have experienced deterioration in the credit quality of the underlying referenced securities have $80 million of subordination. Using our internal ratings model, we estimate that the average credit ratings of these exposures is BB+.

         In connection with our plan to exit the credit derivatives business, we are accelerating the reduction of our notional exposure. During the third quarter of 2003, CFS terminated its obligations under certain portfolio credit default swaps, which reduced its notional exposure by $3.8 billion. An additional $6.6 billion of notional exposure has been eliminated since the end of the third quarter. These transactions did not have a significant impact on CFS's results of operations. If we were to enter into transactions to reduce or eliminate our exposure relating to the two portfolio credit default swaps that have experienced deterioration in credit quality, it is possible that losses may be recognized that would have a material adverse effect on the Corporation's results of operations.

         In addition to portfolio credit default swaps, CFS entered into a derivative contract linked to an equity market index and a few other insignificant non-insurance transactions.

         The notional amount and fair value of our future obligations by type of risk were as follows:

                             Notional Amount                    Fair Value
                       -----------------------------   -----------------------------
                       September 30,    December 31,   September 30,    December 31,
                          2003             2002            2003            2002
                       -------------   -------------   -------------   -------------
                                (in billions)                  (in millions)
Credit default swaps
 Corporate
  securities           $        21.3   $        21.2   $          44   $          88
 Asset-backed
  securities                    15.2            15.5             171             103
Loan portfolios                  2.7             2.0               2               4
                       -------------   -------------   -------------   -------------
                                39.2            38.7             217             195
Other                             .4              .4               9               9
                       -------------   -------------   -------------   -------------

                       $        39.6   $        39.1   $         226   $         204
                       =============   =============   =============   =============

CORPORATE AND OTHER

         Corporate and other includes investment income earned on corporate invested assets, interest expense and other expenses not allocated to the operating subsidiaries, and the results of our real estate and other non-insurance subsidiaries. Corporate and other produced a loss before taxes of $102.4 million in the first nine months of 2003 compared with a loss of $55.4 million in the first nine months of 2002. The substantially higher loss in 2003 was due primarily to higher interest expense and lower investment income. Interest expense was higher in 2003 due to the issuance of $600 million of debt in the fourth quarter of 2002, $500 million of debt in the first quarter of 2003 and $460 million of debt in the second quarter of 2003. Investment income was lower in 2003 due to lower average corporate invested assets resulting from the capital contributions to the property and casualty subsidiaries. Results in 2003 include income from our investment in Allied World Assurance Company, Ltd., which was partially offset by a loss at Chubb Institute, Inc., our computer training subsidiary.

  REAL ESTATE

         Real estate operations resulted in a loss before taxes of $3.2 million in the first nine months of 2003 compared with a loss of $4.8 million in the same period in 2002, which amounts are included in the corporate and other results.

         We own approximately $290 million of land that we expect will be developed in the future. In addition, we own approximately $175 million of commercial properties and land parcels under lease. We are continuing to explore the sale of certain of our remaining properties.

         Loans receivable, which amounted to $94 million at September 30, 2003, are primarily purchase money mortgages. Such loans, which were issued in connection with our joint venture activities and other property sales, are generally collateralized by buildings and, in some cases, land. We continually evaluate the ultimate collectibility of such loans and establish appropriate reserves.

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

INVESTMENT GAINS AND LOSSES

         Net realized investment gains before taxes were $85.7 million in the first nine months of 2003 compared with net gains of $75.5 million for the same period in 2002.

         We regularly review the value of our invested assets for other than temporary impairment. In evaluating whether a decline in value is other than temporary, we consider various factors including the length of time and the extent to which the fair value has been less than the cost, the financial condition and near term prospects of the issuer, whether the debtor is current on contractually obligated interest and principal payments, and our intent and ability to hold the investment for a period of time sufficient to allow us to recover our cost. If a decline in the fair value of an individual security is deemed to be other than temporary, the difference between cost and estimated fair value is charged to income as a realized investment loss. In the first nine months of 2003 and 2002, net realized investment gains reflected writedowns of $48.1 million and $43.3 million, respectively, due to the recognition of other than temporary impairment on certain securities.

INCOME TAXES

         We establish deferred income taxes on the undistributed earnings of foreign subsidiaries. Similarly, we establish deferred tax assets related to the expected future U.S. tax benefit of losses and foreign taxes incurred by our foreign subsidiaries.

         At December 31, 2002, the deferred income tax asset related to the expected future U.S. tax benefit of the losses and foreign taxes incurred by Chubb Insurance Company of Europe (Chubb Europe) was $140 million. Results in Chubb Europe were profitable in the first nine months of 2003. As a result, this deferred tax asset was approximately $110 million at September 30, 2003.

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

         During the fourth quarter of 2002, we established a valuation allowance of $40 million for the portion of the deferred tax asset that we cannot realize for accounting purposes. We did not adjust the valuation allowance in the first nine months of 2003. If our estimates of future taxable income in Chubb Europe were revised, we would need to adjust the valuation allowance accordingly. Depending on the amount of any such adjustment, the effect on the Corporation's results of operations could be significant.

INVESTED ASSETS

         Our investment portfolio is primarily comprised of high quality bonds, principally tax-exempt, U.S. Treasury and government agency, mortgage-backed securities and corporate issues as well as foreign bonds that support our international operations. In addition, the portfolio includes equity securities held primarily with the objective of capital appreciation.

         In the first nine months of 2003, we invested new cash in tax-exempt bonds and taxable bonds and, to a lesser extent, equity securities. The taxable bonds were primarily mortgage-backed securities and foreign government bonds. Our objective is to try to achieve the appropriate mix of taxable and tax-exempt securities in our portfolio to balance both investment and tax strategies.

         The unrealized appreciation before tax of investments carried at market value, which includes fixed maturities classified as available-for-sale and equity securities, was $1,040 million and $901 million at September 30, 2003 and December 31, 2002, respectively. Such unrealized appreciation is reflected in a separate component of other comprehensive income, net of applicable deferred income tax.

         The unrealized market appreciation before tax of those fixed maturities carried at amortized cost was $41 million at September 30, 2003 and $56 million at December 31, 2002. Such unrealized appreciation was not reflected in the consolidated financial statements.

         Changes in unrealized market appreciation or depreciation of fixed maturities were due primarily to fluctuations in interest rates.

CAPITAL RESOURCES AND LIQUIDITY

         Capital resources and liquidity represent the overall financial strength of the Corporation and its ability to generate cash flow from its operating subsidiaries, to borrow funds at competitive rates and to raise new capital to meet operating and growth needs.

  CAPITAL RESOURCES

         In February 2003, $100 million of 6 7/8% notes were paid when due.

         In March 2003, the Corporation issued $225 million of unsecured 3.95% notes due in 2008 and $275 million of unsecured 5.2% notes due in 2013. Net proceeds from the issuance of the notes were $495 million.

         In June 2003, the shelf registration statement that the Corporation filed in March 2003 was declared effective by the Securities and Exchange Commission. Under the registration statement, up to $2.5 billion of various types of securities may be issued. In June 2003, the Corporation completed the following offerings of securities under the shelf registration statement. At September 30, 2003, the Corporation had approximately $650 million remaining under the shelf.

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

         In July 1998, the Board of Directors authorized the repurchase of up to 12,500,000 shares of the Corporation's common stock. In June 2001, the Board of Directors authorized the repurchase of up to an additional 16,000,000 shares. The 1998 authorization has no expiration; the 2001 authorization expired on June 30, 2003. The Corporation made no share repurchases during the first nine months of 2003. As of September 30, 2003, 3,287,100 shares remained under the 1998 share repurchase authorization. We do not anticipate that we will repurchase any shares of our common stock in 2003.

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

         New cash from operations available for investment by the property and casualty subsidiaries was approximately $2,200 million in the first nine months of 2003 compared with $1,275 million in the same period in 2002. The increase in new cash in 2003 was due to the significant growth in premium receipts without a commensurate increase in paid losses or operating expenses.

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

ACCOUNTING PRONOUNCEMENT NOT YET ADOPTED

         In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (FIN 46), which requires an enterprise to assess its interests in a variable interest entity to determine whether to consolidate that entity. The provisions of FIN 46 are generally effective for the Corporation beginning in the quarter ending December 31, 2003. The adoption of FIN 46 is not expected to have a significant effect on the Corporation's financial position or results of operations. FIN 46 is discussed further in Note (3) of the Notes to Consolidated Financial Statements.

Item 4  - Controls and Procedures

         As of September 30, 2003, an evaluation of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures was performed under the supervision and with the participation of the Corporation's management, including the chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Corporation's disclosure controls and procedures were effective as of the evaluation date.

         During the three month period ended September 30, 2003, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to affect, the Corporation's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1  - Legal Proceedings

         As previously disclosed, a purported class action complaint was filed in the United States District Court for the District of New Jersey on August 31, 2000 by the California Public Employees' Retirement System. The complaint alleges that the Corporation and one current officer, Henry B. Schram, and two former officers, Dean R. O'Hare and David B. Kelso, and Executive Risk Inc. and three of its former officers, Stephen J. Sills, Robert H. Kullas and Robert V. Deutsch, are liable for certain misrepresentations and omissions regarding, among other matters, disclosures made between April 27, 1999 and October 15, 1999 relating to the improved pricing in the Corporation's standard commercial insurance business and relating to the offer of the Corporation's securities to, and solicitation of votes from, the former shareholders of Executive Risk Inc. in connection with the Corporation's acquisition of Executive Risk Inc. On August 11, 2003, the trial court dismissed the entire action with prejudice. On September 10, 2003, the plaintiffs filed a Notice of Appeal to the United States Court of Appeals for The Third Circuit. The Corporation is defending the action vigorously.

         Also, the Corporation and its Directors, as previously reported, were named as defendants in a purported shareholder derivative action, which was filed on October 18, 2001 in the United States District Court for the District of New Jersey. The derivative action alleged that the Directors breached their fiduciary duties, engaged in gross mismanagement, and failed properly to exercise control over the dissemination of information regarding the Corporation's operations and performance, which allegations are based on substantially the same allegations made in the complaint by the California Public Employees' Retirement System, described above. The complaint sought unspecified damages on behalf of the Corporation. On September 11, 2003, the plaintiffs voluntarily dismissed the entire action with prejudice by Stipulation and Order.

         As previously disclosed, beginning in December 2002, Chubb Indemnity Insurance Company was served with a number of complaints related to a series of actions commenced by various plaintiffs against Chubb Indemnity and other non-affiliated insurers in the District Courts of Nueces and Bexar Counties in Texas. To date, Chubb Indemnity has been served with a total of thirty-nine complaints in Texas. Since July 2003, the trial court has ordered dismissal of seven of the Nueces County cases and three Nueces County cases have been voluntarily dismissed by plaintiffs. Also, beginning in June 2003, Chubb Indemnity was served with similar cases in Cuyahoga County, Ohio. To date, Chubb Indemnity has been served in eight cases in Ohio. The allegations and the damages sought in the Ohio actions are substantially similar to those in the Texas actions. Chubb Indemnity is vigorously defending all of these actions.

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

         The Registrant filed a current report on Form 8-K on October 27, 2003 furnishing under Item 12 information with respect to the issuance of a press release announcing its results for the quarter ended September 30, 2003.

         The Registrant filed a current report on Form 8-K on October 30, 2003 furnishing under Item 12 information with respect to the issuance of its Supplementary Investor Information Report for the quarter ended September 30, 2003.

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

Date: November 14, 2003