Form 10-K
period 2003-12-31
CHUBB CORP
filed 2004-03-11
CIK 20171

UNITED   STATES   SECURITIES   AND   EXCHANGE   COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File No. 1-8661

The Chubb Corporation

(Exact name of registrant as specified in its charter)

New Jersey	13-2595722
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 Mountain View Road, P.O. Box 1615
Warren, New Jersey	07061-1615
(Address of principal executive offices)	(Zip Code)

(908) 903-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, par value $1 per share	New York Stock Exchange
Series B Participating Cumulative	New York Stock Exchange
Preferred Stock Purchase Rights
Common Stock Purchase Warrants[1]	New York Stock Exchange
4% Senior Notes Due 2007[1]	New York Stock Exchange
Common Stock Purchase Contracts[2]	New York Stock Exchange
2.25% Senior Notes due 2008[2]	New York Stock Exchange

1 Offered together in the form of 7% Equity Units.
2 Offered together in the form of 7% Equity Units.

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ✓. No  .

      The aggregate market value of common stock held by non-affiliates of the registrant was $11,203,724,340 as of June 30, 2003, computed on the basis of the closing sale price of the common stock on that date.

188,701,756
Number of shares of common stock outstanding as of February 27, 2004

Documents Incorporated by Reference

      Portions of the definitive Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

CONTENTS

	ITEM	DESCRIPTION	PAGE

PART I	1	Business	3
	2	Properties	13
	3	Legal Proceedings	13
	4	Submission of Matters to a Vote of Security Holders	14
PART II	5	Market for the Registrant’s Common Stock and Related Security Holder Matters	15
	6	Selected Financial Data	16
	7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
	7A	Quantitative and Qualitative Disclosures About Market Risk	49
	8	Consolidated Financial Statements and Supplementary Data	53
	9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	53
	9A	Controls and Procedures	53
PART III	10	Directors and Executive Officers of the Registrant	54
	11	Executive Compensation	54
	12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	54
	13	Certain Relationships and Related Transactions	54
	14	Principal Accountant Fees and Services	54
PART IV	15	Exhibits, Financial Statements, Schedules and Reports on Form 8-K	55
		Signatures	56
		Index to Financial Statements and Financial Statement Schedules	F-1
		Exhibits Index	E-1

PART I.

Item 1.  Business

General

      The Chubb Corporation (Chubb) was incorporated as a business corporation under the laws of the State of New Jersey in June 1967. Chubb and its subsidiaries are referred to collectively as the Corporation. Chubb is a holding company for a family of property and casualty insurance companies known informally as the Chubb Group of Insurance Companies (the P&C Group). Since 1882, the P&C Group has provided property and casualty insurance to businesses and individuals around the world. According to A.M. Best, the P&C Group is the 12th largest U.S. property and casualty insurance group based on 2002 net written premiums.

      Chubb Financial Solutions (CFS) was organized in 2000 to develop and provide customized risk-financing services through both the capital and insurance markets. CFS’s non-insurance business was primarily structured credit derivatives, principally as a counterparty in portfolio credit default swaps. In the second quarter of 2003, the Corporation implemented a plan to exit the credit derivatives business and is running off the financial products portfolio of CFS. Additional information related to CFS’s operations is presented in the Chubb Financial Solutions section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

      At December 31, 2003, the Corporation had total assets of $38.4 billion and shareholders’ equity of $8.5 billion. Revenues, income before income tax and assets for each operating segment for the three years ended December 31, 2003 are included in Note (15) of the Notes to Consolidated Financial Statements. The Corporation employed approximately 12,300 persons worldwide on December 31, 2003.

      The Corporation’s principal executive offices are located at 15 Mountain View Road, Warren, New Jersey 07061-1615, and our telephone number is (908) 903-2000.

      The Corporation’s internet address is www.chubb.com. The Corporation’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available free of charge on this website as soon as reasonably practicable after they have been electronically filed with or furnished to the Securities and Exchange Commission. The Corporation’s Corporate Governance Guidelines, charters of certain key committees of its Board of Directors, Restated Certificate of Incorporation, By-Laws, Code of Business Conduct and Code of Ethics for CEO and Senior Financial Officers are also available on the Corporation’s website or by writing to the Corporation’s Corporate Secretary.

Property and Casualty Insurance

      The P&C Group is divided into three strategic business units. Chubb Commercial Insurance offers a full range of commercial customer insurance products, including coverage for multiple peril, casualty, workers’ compensation and property and marine. Chubb Commercial Insurance is known for writing niche business, where our expertise can add value for our agents, brokers and policyholders. Chubb Specialty Insurance offers a wide variety of specialized executive protection and professional liability products for privately and publicly owned companies, financial institutions, professional firms and healthcare organizations. Chubb Specialty Insurance also includes our surety and accident businesses, as well as our reinsurance assumed business produced by Chubb Re. Chubb Personal Insurance offers products for individuals with fine homes and possessions who require more coverage choices and higher limits than standard insurance policies.

      The P&C Group provides insurance coverages principally in the United States, Canada, Europe, Australia, and parts of Latin America and Asia. Revenues of the P&C Group by geographic area for the three years ended December 31, 2003 are included in Note (15) of the Notes to Consolidated Financial Statements.

      The principal members of the P&C Group are Federal Insurance Company (Federal), Pacific Indemnity Company (Pacific Indemnity), Vigilant Insurance Company (Vigilant), Great Northern Insurance Company (Great Northern), Chubb Custom Insurance Company (Chubb Custom), Chubb

National Insurance Company (Chubb National), Chubb Indemnity Insurance Company (Chubb Indemnity), Chubb Insurance Company of New Jersey (Chubb New Jersey), Texas Pacific Indemnity Company, Northwestern Pacific Indemnity Company, Executive Risk Indemnity Inc. (Executive Risk Indemnity), Executive Risk Specialty Insurance Company (Executive Risk Specialty) and Quadrant Indemnity Company (Quadrant) in the United States, as well as Chubb Atlantic Indemnity Ltd. (a Bermuda company), Chubb Insurance Company of Canada, Chubb Insurance Company of Europe, S.A., Chubb Insurance Company of Australia Limited, Chubb Argentina de Seguros, S.A. and Chubb do Brasil Companhia de Seguros.

      Federal is the manager of Vigilant, Pacific Indemnity, Great Northern, Chubb National, Chubb Indemnity, Chubb New Jersey, Executive Risk Indemnity, Executive Risk Specialty and Quadrant. Federal also provides certain services to other members of the P&C Group. Acting subject to the supervision and control of the Boards of Directors of the members of the P&C Group, Federal provides day to day executive management and operating personnel and makes available the economy and flexibility inherent in the common operation of a group of insurance companies.

  Premiums Written

      A summary of the P&C Group’s premiums written during the past three years is shown in the following table:

	Direct	Reinsurance	Reinsurance	Net
	Premiums	Premiums	Premiums	Premiums
Year	Written	Assumed(a)	Ceded(a)	Written

	(in millions)
2001	$7,534.3	$525.2	$1,098.0	$6,961.5
2002	9,799.3	806.1	1,558.1	9,047.3
2003	11,337.7	1,266.0	1,535.8	11,067.9

      (a) Intercompany items eliminated.

      The net premiums written during the last three years for major classes of the P&C Group’s business are included in the Property and Casualty Insurance Results — Underwriting Results section of MD&A.

      One or more members of the P&C Group are licensed and transact business in each of the 50 states of the United States, the District of Columbia, Puerto Rico, the Virgin Islands, Canada, Europe, Australia, and parts of Latin America and Asia. In 2003, approximately 82% of the P&C Group’s direct business was produced in the United States, where the P&C Group’s businesses enjoy broad geographic distribution with a particularly strong market presence in the Northeast. The four states accounting for the largest amounts of direct premiums written were New York with 12%, California with 10%, Texas with 6% and New Jersey with 5%. No other state accounted for 5% of such premiums. Approximately 10% of the P&C Group’s direct premiums written was produced in Europe and 4% was produced in Canada.

  Underwriting Results

      A frequently used industry measurement of property and casualty insurance underwriting results is the combined loss and expense ratio. The P&C Group uses the combined loss and expense ratio calculated in accordance with statutory accounting principles. This ratio is the sum of the ratio of incurred losses and related loss adjustment expenses to premiums earned (loss ratio) plus the ratio of underwriting expenses to premiums written (expense ratio) after reducing both premium amounts by dividends to policyholders. When the combined ratio is under 100%, underwriting results are generally considered profitable; when the combined ratio is over 100%, underwriting results are generally considered unprofitable. Investment income is not reflected in the combined ratio. The profitability of property and casualty insurance companies depends on the results of both underwriting operations and investments.

      The combined loss and expense ratios during the last three years in total and for the major classes of the P&C Group’s business are included in the Property and Casualty Insurance Results — Underwriting Results section of MD&A.

      Another frequently used measurement in the property and casualty insurance industry is the ratio of statutory net premiums written to policyholders’ surplus. At December 31, 2003 and 2002, such ratio for the P&C Group was 1.74 and 2.00, respectively.

  Producing and Servicing of Business

      In the United States and Canada, the P&C Group is represented by approximately 5,000 independent agencies and accepts business on a regular basis from an estimated 1,000 insurance brokers. In most instances, these agencies and brokers also represent other companies that compete with the P&C Group. The P&C Group’s branch and service offices assist these agencies and brokers in producing and servicing the P&C Group’s business. In addition to the administrative offices in Warren and Whitehouse Station, New Jersey, the P&C Group has seven zone offices and branch and service offices throughout the United States and Canada.

      The P&C Group’s overseas business is developed by its foreign agencies and brokers through local branch offices of the P&C Group and by its United States and Canadian agencies and brokers. In conducting its overseas business, the P&C Group reduces the risks relating to currency fluctuations by maintaining investments in those foreign currencies in which the P&C Group has loss reserves and other liabilities. Such investments have characteristics similar to liabilities in those currencies. The net asset or liability exposure to the various foreign currencies is regularly reviewed.

      Business for the P&C Group is also produced through participation in certain underwriting pools and syndicates. Such pools and syndicates provide underwriting capacity for risks which an individual insurer cannot prudently underwrite because of the magnitude of the risk assumed or which can be more effectively handled by one organization due to the need for specialized loss control and other services.

  Reinsurance

      In accordance with the normal practice of the insurance industry, the P&C Group assumes and cedes reinsurance with other insurers or reinsurers. Reinsurance is ceded to provide greater diversification of risk and to limit the P&C Group’s maximum net loss arising from large risks or from hazards of potential catastrophic events.

      Ceded reinsurance contracts do not relieve the P&C Group of its primary obligation to the policyholders. Thus, a credit exposure exists with respect to reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance contracts. The collectibility of reinsurance is subject to the solvency of the reinsurers and other factors. The P&C Group is selective in regard to its reinsurers, placing reinsurance with only those reinsurers with strong balance sheets and superior underwriting ability. The P&C Group monitors the financial strength of its reinsurers on an ongoing basis. As a result, uncollectible amounts have not been significant.

      A large portion of the P&C Group’s ceded reinsurance is effected under contracts known as treaties under which all risks meeting prescribed criteria are automatically covered. Most of the P&C Group’s treaty reinsurance arrangements consist of excess of loss and catastrophe contracts with other insurers or reinsurers which protect against a specified part or all of certain types of losses over stipulated amounts arising from any one occurrence or event. In certain circumstances, reinsurance is also effected by negotiation on individual risks. The amount of each risk retained by the P&C Group is subject to maximum limits which vary by line of business and type of coverage. Retention limits are continually reviewed and are revised periodically as the P&C Group’s capacity to underwrite risks changes.

      For a further discussion of the cost and availability of reinsurance, see the Property and Casualty Insurance Results — Underwriting Results section of MD&A.

  Unpaid Losses and Loss Adjustment Expenses and Related Amounts Recoverable from Reinsurers

      Insurance companies are required to establish a liability in their accounts for the ultimate costs (including loss adjustment expenses) of claims that have been reported but not settled and of claims that have been incurred but not reported. Insurance companies are also required to report as assets the portion of such liability that will be recovered from reinsurers.

      The process of establishing the liability for unpaid losses and loss adjustment expenses is complex and imprecise as it must take into consideration many variables that are subject to the outcome of future events. As a result, subjective judgments as to our ultimate exposure to losses are an integral component of our loss reserving process.

      The P&C Group’s estimates of losses for reported claims are established judgmentally on an individual case basis. Such estimates are based on the P&C Group’s particular experience with the type of risk involved and its knowledge of the circumstances surrounding each individual claim. These estimates are reviewed on a regular basis or as additional facts become known. The reliability of the estimation process is monitored through comparison with ultimate settlements.

      The P&C Group’s estimates of losses for unreported claims are principally derived from analyses of historical patterns of the development of paid and reported losses by accident year for each class of business. This process relies on the basic assumption that past experience, adjusted for the effects of current developments and likely trends, is an appropriate basis for predicting future outcomes. For certain classes of business where anticipated loss experience is less predictable because of the small number of claims and/or erratic claim severity patterns, the P&C Group’s estimates are based on both expected and actual reported losses. Salvage and subrogation estimates are developed from patterns of actual recoveries.

      The P&C Group’s estimates of unpaid loss adjustment expenses are based on analyses of the relationship of projected ultimate loss adjustment expenses to projected ultimate losses for each class of business. Claim staff has discretion to override these expense formulas where judgment indicates such action is appropriate.

      The P&C Group’s estimates of reinsurance recoverable related to reported and unreported losses and loss adjustment expenses represent the portion of such liabilities that will be recovered from reinsurers. Amounts recoverable from reinsurers are recognized as assets at the same time and in a manner consistent with the liabilities associated with the reinsured policies.

      Estimates are continually reviewed and updated. Any changes in estimates are reflected in operating results in the period in which the estimates are changed.

      The anticipated effect of inflation is implicitly considered when estimating liabilities for unpaid losses and loss adjustment expenses. Estimates of the ultimate value of all unpaid losses are based in part on the development of paid losses, which reflect actual inflation. Inflation is also reflected in the case estimates established on reported open claims which, when combined with paid losses, form another basis to derive estimates of reserves for all unpaid losses. There is no precise method for subsequently evaluating the adequacy of the consideration given to inflation, since claim settlements are affected by many factors.

      Additional information related to the P&C Group’s estimates related to unpaid losses and loss adjustment expenses and the uncertainties in the estimation process is presented in the Property and Casualty Insurance Results — Loss Reserves section of MD&A.

      The P&C Group continues to emphasize early and accurate reserving, inventory management of claims and suits, and control of the dollar value of settlements. The number of outstanding claims at year-end 2003 was approximately 2% lower than the number at year-end 2002. This compares with a 7% increase in new arising claims during 2003.

      The significant uncertainties relating to asbestos and toxic waste claims on insurance policies written many years ago are discussed in the Property and Casualty Insurance Results — Loss Reserves section of MD&A.

      One master claim is generally established for all similar asbestos claims and lawsuits involving an insured. A counted claim can have from one to thousands of claimants. Generally, a toxic waste claim is established for each lawsuit, or alleged equivalent, against an insured where potential liability has been determined to exist under a policy issued by a member of the P&C Group. Management does not believe the following claim count data is meaningful for analysis purposes.

      There were approximately 800 asbestos claims outstanding at December 31, 2003 compared with 900 asbestos claims outstanding at December 31, 2002 and 1,000 asbestos claims outstanding at December 31, 2001. In 2003, approximately 200 claims were opened and 300 claims were closed. In 2002, approximately 300 claims were opened and 400 claims were closed. In 2001, approximately 200 claims were opened and 300 claims were closed. Indemnity payments per claim have varied over time due primarily to variations in insureds, policy terms and types of claims. Management cannot predict whether indemnity payments per claim will increase, decrease or remain the same.

      There were approximately 600 toxic waste claims outstanding at December 31, 2003 and 2002, compared with 650 toxic waste claims outstanding at December 31, 2001. Approximately 300 claims were opened in 2003 and 250 claims were opened in both 2002 and 2001. There were approximately 300 claims closed in both 2003 and 2002, and 250 claims closed in 2001. Because payments to date for toxic waste claims have varied from claim to claim, management cannot determine whether past claims experience will prove to be representative of future claims experience.

      The table on page 9 presents the subsequent development of the estimated year-end liability for unpaid losses and loss adjustment expenses, net of reinsurance recoverable, for the ten years prior to 2003. The Corporation acquired Executive Risk Inc. in 1999. The amounts in the table for the years ended December 31, 1993 through 1998 do not include Executive Risk’s unpaid losses and loss adjustment expenses.

      The top line of the table shows the estimated net liability for unpaid losses and loss adjustment expenses recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and loss adjustment expenses for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the P&C Group.

      The upper section of the table shows the reestimated amount of the previously recorded net liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims for each individual year. The increase or decrease is reflected in operating results in the year the estimate is changed. The “cumulative deficiency (redundancy)” as shown in the table represents the aggregate change in the reserve estimates from the original balance sheet dates through December 31, 2003. The amounts noted are cumulative in nature; that is, an increase in a loss estimate that is related to a prior period occurrence generates a deficiency in each intermediate year. For example, a deficiency recognized in 2003 relating to losses incurred prior to December 31, 1993 would be included in the cumulative deficiency amount for each year in the period 1993 through 2002. Yet, the deficiency would be reflected in operating results only in 2003. The effect of changes in estimates of the liabilities for losses occurring in prior years on income before income taxes in each of the past three years is shown in the reconciliation of the beginning and ending liability for unpaid losses and loss adjustment expenses in the Property and Casualty Insurance Results — Loss Reserves section of MD&A.

      In each of the years 1993 through 2002, there was substantial unfavorable development related to asbestos and toxic waste claims. The cumulative net deficiencies experienced related to asbestos and toxic waste claims were the result of: (1) an increase in the actual number of claims filed; (2) an increase in the number of potential claims estimated; (3) an increase in the severity of actual and potential claims; (4) an increasingly adverse litigation environment; and (5) an increase in litigation costs associated with such claims. In addition to the unfavorable development related to asbestos and toxic waste claims in 2001 and 2002, there was unfavorable development in the executive protection classes, principally directors and officers liability and errors and omissions liability, due to adverse loss trends related to the corporate failures and allegations of management misconduct and accounting irregularities in recent years. In the years 1993 through 2000, the unfavorable development related to asbestos and toxic waste claims was offset in varying degrees by favorable loss experience for certain executive protection coverages, particularly directors and officers liability and fiduciary liability, and commercial excess liability.

      Conditions and trends that have affected development of the liability for unpaid losses and loss adjustment expenses in the past will not necessarily recur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on the data in this table.

      The middle section of the table on page 9 shows the cumulative amount paid with respect to the reestimated liability as of the end of each succeeding year. For example, in the 1993 column, as of December 31, 2003 the P&C Group had paid $5,037.8 million of the currently estimated $6,594.1 million of losses and loss adjustment expenses that were unpaid at the end of 1993; thus, an estimated $1,556.3 million of losses incurred through 1993 remain unpaid as of December 31, 2003, approximately 80% of which relates to asbestos and toxic waste claims.

      The lower section of the table on page 9 shows the gross liability, reinsurance recoverable and net liability recorded at each year-end and the reestimation of these amounts as of December 31, 2003.

      The liability for unpaid losses and loss adjustment expenses, net of reinsurance recoverable, reported in the accompanying consolidated financial statements prepared in accordance with generally accepted accounting principles (GAAP) comprises the liabilities of U.S. and foreign members of the P&C Group as follows:

	December 31

	2003	2002

	(in millions)
U.S. subsidiaries	$12,477.4	$11,093.3
Foreign subsidiaries	2,043.8	1,548.3

	$14,521.2	$12,641.6

      Members of the P&C Group are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). There is no difference between the liability for unpaid losses and loss expenses reported in the statutory basis financial statements of the U.S. members of the P&C Group and such liability reported on a GAAP basis in the consolidated financial statements.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT

	December 31

Year Ended	1993	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003

	(in millions)
Net Liability for Unpaid Losses and Loss Adjustment Expenses	$6,450.0	$6,932.9	$7,614.5	$7,755.9	$8,564.6	$9,049.9	$9,748.8	$10,051.3	$11,009.7	$12,641.6	$14,521.2

Net Liability Reestimated as of:
One year later	6,420.3	6,897.1	7,571.7	7,690.6	8,346.2	8,854.8	9,518.8	9,855.8	11,799.4	13,038.9
Two years later	6,363.1	6,874.5	7,520.9	7,419.6	7,899.8	8,516.5	9,094.5	10,550.7	12,143.3
Three years later	6,380.4	6,829.8	7,256.8	6,986.2	7,564.8	8,058.0	9,652.9	10,761.5
Four years later	6,338.1	6,605.4	6,901.5	6,719.4	7,145.0	8,527.1	9,739.7
Five years later	6,150.1	6,352.2	6,692.1	6,409.4	7,570.7	8,655.7
Six years later	5,904.9	6,191.4	6,476.7	6,886.9	7,693.7
Seven years later	5,751.4	6,044.5	7,035.9	7,051.5
Eight years later	5,692.2	6,655.4	7,253.8
Nine years later	6,346.4	6,870.1
Ten years later	6,594.1

Total Cumulative Net Deficiency (Redundancy)	144.1	(62.8)	(360.7)	(704.4)	(870.9)	(394.2)	(9.1)	710.2	1,133.6	397.3

Cumulative Net Deficiency Related to Asbestos and Toxic Waste Claims (Included in Above Total)	1,770.5	1,655.3	1,473.5	1,322.8	1,197.6	1,129.8	1,083.0	1,052.0	991.1	250.0

Cumulative Amount of Net Liability Paid as of:
One year later	1,272.0	1,250.7	1,889.4	1,418.3	1,797.7	2,520.1	2,482.7	2,793.7	3,084.5	3,398.8
Two years later	1,985.7	2,550.7	2,678.2	2,488.2	3,444.2	3,707.8	4,079.3	4,668.7	5,354.1
Three years later	3,015.8	3,073.7	3,438.8	3,757.0	4,160.6	4,653.1	5,285.8	5,981.4
Four years later	3,264.5	3,589.8	4,457.6	4,194.8	4,710.9	5,351.1	6,138.9
Five years later	3,624.2	4,444.4	4,755.4	4,555.6	5,132.9	5,894.3
Six years later	4,367.9	4,683.3	5,010.6	4,857.2	5,481.1
Seven years later	4,545.5	4,896.6	5,251.0	5,137.4
Eight years later	4,738.2	5,068.1	5,480.9
Nine years later	4,883.6	5,234.5
Ten years later	5,037.8

Gross Liability, End of Year	$8,235.4	$8,913.2	$9,588.2	$9,523.7	$9,772.5	$10,356.5	$11,434.7	$11,904.6	$15,514.9	$16,713.1	$17,947.8
Reinsurance Recoverable, End of Year	1,785.4	1,980.3	1,973.7	1,767.8	1,207.9	1,306.6	1,685.9	1,853.3	4,505.2	4,071.5	3,426.6

Net Liability, End of Year	$6,450.0	$6,932.9	$7,614.5	$7,755.9	$8,564.6	$9,049.9	$9,748.8	$10,051.3	$11,009.7	$12,641.6	$14,521.2

Reestimated Gross Liability	$8,626.5	$9,035.7	$9,332.9	$8,832.0	$8,918.0	$10,082.8	$11,857.1	$13,149.3	$17,399.7	$17,353.7
Reestimated Reinsurance Recoverable	2.032.4	2,165.6	2,079.1	1,780.5	1,224.3	1,427.1	2,117.4	2,387.8	5,256.4	4,314.8

Reestimated Net Liability	$6,594.1	$6,870.1	$7,253.8	$7,051.5	$7,693.7	$8,655.7	$9,739.7	$10,761.5	$12,143.3	$13,038.9

Cumulative Gross Deficiency (Redundancy)	$391.1	$122.5	$(255.3)	$(691.7)	$(854.5)	$(273.7)	$422.4	$1,244.7	$1,884.8	$640.6

The amounts for the years 1993 through 1998 do not include Executive Risk’s unpaid losses and loss adjustment expenses. Executive Risk was acquired in 1999.

  Investments

      Investment decisions are centrally managed by investment professionals based on guidelines established by management and approved by the respective boards of directors for each member of the P&C Group.

      Additional information about the investment portfolio of the Corporation as well as the Corporation’s approach to managing risks is presented in the Invested Assets section of MD&A, the Investment Portfolio section of Quantitative and Qualitative Disclosures About Market Risk and Note (6) of the Notes to Consolidated Financial Statements.

      The investment results of the P&C Group for each of the past three years are shown in the following table.

	Average		Percent Earned
	Invested	Investment
Year	Assets(a)	Income(b)	Before Tax	After Tax

	(in millions)
2001	$15,800.9	$902.6	5.71%	4.74%
2002	17,665.9	929.4	5.26	4.31
2003	22,168.5	1,058.4	4.77	3.80

(a)	Average of amounts for the years presented with fixed maturity securities at amortized cost and equity securities at market value.

(b)	Investment income after deduction of investment expenses, but before applicable income tax.

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

Regulation, Premium Rates and Competition

      Chubb is a holding company with subsidiaries primarily engaged in the property and casualty insurance business and is therefore subject to regulation by certain states as an insurance holding company. All states have enacted legislation which regulates insurance holding company systems such as the Corporation. This legislation generally provides that each insurance company in the system is required to register with the department of insurance of its state of domicile and furnish information concerning the operations of companies within the holding company system which may materially affect the operations, management or financial condition of the insurers within the system. All transactions within a holding company system affecting insurers must be fair and equitable. Notice to the insurance commissioners is required prior to the consummation of transactions affecting the ownership or control of an insurer and of certain material transactions between an insurer and any person in its holding company system and, in addition, certain of such transactions cannot be consummated without the commissioners’ prior approval.

      The P&C Group is subject to regulation and supervision in the states in which it does business. In general, such regulation is for the protection of policyholders rather than shareholders. The extent of such regulation varies but generally has its source in statutes which delegate regulatory, supervisory and administrative powers to a department of insurance. The regulation, supervision and administration relate to, among other things, the standards of solvency which must be met and maintained; the licensing of insurers and their agents; restrictions on insurance policy terminations; unfair trade practices; the nature of and limitations on investments; premium rates; restrictions on the size of risks which may be insured under a single policy; deposits of securities for the benefit of policyholders; approval of policy forms; periodic examinations of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of companies or for other purposes; limitations on dividends to policyholders and shareholders; and the adequacy of provisions for unearned premiums, unpaid losses and loss adjustment expenses, both reported and unreported, and other liabilities.

      The extent of insurance regulation on business outside the United States varies significantly among the countries in which the P&C Group operates. Some countries have minimal regulatory requirements, while others regulate insurers extensively. Foreign insurers in many countries are subject to greater restrictions than domestic competitors. In certain countries, the P&C Group has incorporated insurance subsidiaries locally to improve its position.

      The National Association of Insurance Commissioners has a risk-based capital requirement for property and casualty insurance companies. The risk-based capital formula is used by state regulatory authorities to identify insurance companies which may be undercapitalized and which merit further regulatory attention. The formula prescribes a series of risk measurements to determine a minimum capital amount for an insurance company, based on the profile of the individual company. The ratio of a company’s actual policyholders’ surplus to its minimum capital requirement will determine whether any state regulatory action is required. At December 31, 2003, each member of the P&C Group had more than sufficient capital to meet the risk-based capital requirement.

      Regulatory requirements applying to premium rates vary from state to state, but generally provide that rates not be “excessive, inadequate or unfairly discriminatory.” Rates for many lines of business, including automobile and homeowners insurance, are subject to prior regulatory approval in many states. However, in certain states, prior regulatory approval of rates is not required for most lines of insurance which the P&C Group underwrites. Ocean marine insurance rates are exempt from regulation.

      Subject to regulatory requirements, the P&C Group’s management determines the prices charged for its policies based on a variety of factors including loss and loss adjustment expense experience, inflation, tax law and rate changes, and anticipated changes in the legal environment, both judicial and legislative. Methods for arriving at prices vary by type of business, exposure assumed and size of risk. Underwriting profitability is affected by the accuracy of these assumptions, by the willingness of insurance regulators to approve changes in those rates which they control and by such other matters as underwriting selectivity and expense control.

      The property and casualty insurance industry is highly competitive both as to price and service. Members of the P&C Group compete not only with other stock companies but also with mutual companies, other underwriting organizations and alternative risk sharing mechanisms. Some competitors obtain their business at a lower cost through the use of salaried personnel rather than independent agents and brokers. Rates are not uniform for all insurers and vary according to the types of insurers and methods of operation. The P&C Group competes for business not only on the basis of price, but also on the basis of availability of coverage desired by customers and quality of service, including claim adjustment service. The P&C Group’s products and services are generally designed to serve specific customer groups or needs and to offer a degree of customization that is of value to the insured. The P&C Group continues to work closely with its customers and to reinforce with them the stability, expertise and added value the P&C Group provides.

      There are approximately 3,300 property and casualty insurance companies in the United States operating independently or in groups and no single company or group is dominant. The relatively large size and underwriting capacity of the P&C Group provide opportunities not available to smaller companies.

      In all states, insurers authorized to transact certain classes of property and casualty insurance are required to become members of an insolvency fund. In the event of the insolvency of a licensed insurer writing a class of insurance covered by the fund in the state, members are assessed to pay certain claims against the insolvent insurer. Generally, fund assessments are proportionately based on the members’ written premiums for the classes of insurance written by the insolvent insurer. In certain states, a portion of these assessments is recovered through premium tax offsets and policyholder surcharges. In 2003, assessments to the members of the P&C Group amounted to $11 million. The amount of future assessments cannot be reasonably estimated.

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

      In several states, insurers, including members of the P&C Group, participate in market assistance plans. Typically, a market assistance plan is voluntary, of limited duration and operates under the supervision of the insurance commissioner to provide assistance to applicants unable to obtain commercial and personal liability and property insurance. The assistance may range from identifying sources where coverage may be obtained to pooling of risks among the participating insurers.

      Although the federal government and its regulatory agencies generally do not directly regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways. Current and proposed federal measures which may significantly affect the insurance business include federal terrorism insurance, asbestos liability reform measures, tort reform, corporate governance including the expansion of the Securities and Exchange Commission’s oversight authority over public companies and public accounting firms, ergonomics, health care reform including the containment of medical costs, medical malpractice reform and patients’ rights, privacy, e-commerce, international trade, federal regulation of insurance companies and the taxation of insurance companies.

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

      Legislative and judicial developments pertaining to asbestos and toxic waste exposures are discussed in the Property and Casualty Insurance Results — Loss Reserves section of MD&A.

Item 2.  Properties

      The executive offices of the Corporation are in Warren, New Jersey. The administrative offices of the P&C Group are in Warren and Whitehouse Station, New Jersey. The P&C Group maintains zone administrative and branch offices in major cities throughout the United States and also has offices in Canada, Europe, Australia, Latin America and Asia. Office facilities are leased with the exception of buildings in Whitehouse Station and Branchburg, New Jersey and Simsbury, Connecticut. Management considers its office facilities suitable and adequate for the current level of operations.

Item 3.  Legal Proceedings

      As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002, a purported class action complaint was filed in the United States District Court for the District of New Jersey on August 31, 2000 by the California Public Employees’ Retirement System. The complaint alleges that the Corporation and one current officer, Henry B. Schram, and two former officers, Dean R. O’Hare and David B. Kelso, and Executive Risk Inc. and three of its former officers, Stephen J. Sills, Robert H. Kullas and Robert V. Deutsch, are liable for certain misrepresentations and omissions regarding, among other matters, disclosures made between April 27, 1999 and October 15, 1999 relating to the improved pricing in the Corporation’s standard commercial insurance business and relating to the offer of the Corporation’s securities to, and solicitation of votes from, the former shareholders of Executive Risk Inc. in connection with the Corporation’s acquisition of Executive Risk Inc. On August 11, 2003, the trial court dismissed the entire action with prejudice. On September 10, 2003, the plaintiffs filed a Notice of Appeal to the United States Court of Appeals for The Third Circuit. The Corporation is defending the action vigorously.

      As previously disclosed, beginning in December 2002, Chubb Indemnity was served with a number of complaints related to a series of actions commenced by various plaintiffs against Chubb Indemnity and other non-affiliated insurers in the District Courts of Nueces and Bexar Counties in Texas. As of December 31, 2003, Chubb Indemnity has been served with a total of thirty-nine complaints in Texas. Since July 2003, the trial court has ordered dismissal of fifteen of the Nueces County cases and five Nueces County cases have been voluntarily dismissed by plaintiffs. Also, beginning in June 2003, Chubb Indemnity was served with similar cases in Cuyahoga County, Ohio. As of December 31, 2003, Chubb Indemnity has been served in eleven cases in Ohio. The allegations and the damages sought in the Ohio actions are substantially similar to those in the Texas actions. Chubb Indemnity is vigorously defending all of these actions.

      Information regarding certain litigation to which the P&C Group is a party is included in the Property and Casualty Insurance Results — Loss Reserves section of MD&A.

      Chubb and its subsidiaries are also defendants in various lawsuits arising out of their businesses. It is the opinion of management that the final outcome of these matters will not materially affect the consolidated financial position of the registrant.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the shareholders during the last quarter of the year ended December 31, 2003.

Executive Officers of the Registrant

		Year of
	Age(a)	Election(b)

John D. Finnegan, Chairman, President and Chief Executive Officer	55	2002
Joanne L. Bober, Senior Vice President and General Counsel	51	1999
Robert C. Cox, Executive Vice President of Chubb & Son, a division of Federal	45	2003
John J. Degnan, Vice Chairman and Chief Administrative Officer	59	1994
Paul J. Krump, Executive Vice President of Chubb & Son, a division of Federal	44	2001
Michael J. Marchio, Executive Vice President of Chubb & Son, a division of Federal	56	2002
Andrew A. McElwee, Jr., Executive Vice President of Chubb & Son, a division of Federal	49	1997
Thomas F. Motamed, Vice Chairman and Chief Operating Officer	55	1997
Michael O’Reilly, Vice Chairman and Chief Financial Officer	60	1976
Henry B. Schram, Senior Vice President	57	1985

      (a) Ages listed above are as of April 27, 2004.

      (b) Date indicates year first elected or designated as an executive officer.

      All of the foregoing officers serve at the pleasure of the Board of Directors of the Corporation and have been employees of the Corporation for more than five years except for Mr. Finnegan and Ms. Bober.

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

PART II.

Item 5.  Market for the Registrant’s Common Stock and Related Security Holder Matters

      The common stock of the Corporation is listed and principally traded on the New York Stock Exchange (NYSE) under the trading symbol “CB”. The following are the high and low closing sale prices as reported on the NYSE Composite Tape and the quarterly dividends declared per share for each quarter of 2003 and 2002.

	2003

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Common stock prices
High	$57.60	$65.01	$69.09	$69.24
Low	42.45	44.81	59.24	62.99
Dividends declared	.36	.36	.36	.36

	2002

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Common stock prices
High	$75.32	$78.20	$70.51	$62.23
Low	65.20	69.35	53.91	52.20
Dividends declared	.35	.35	.35	.35

      At February 27, 2004, there were approximately 5,800 common shareholders of record.

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

Item 6.  Selected Financial Data

	2003	2002	2001		2000	1999

	(in millions except for per share amounts)
FOR THE YEAR
Revenues
Property and Casualty Insurance
Premiums Earned	$10,182.5	$8,085.3	$6,656.4		$6,145.9	$5,652.0
Investment Income	1,082.9	952.2	914.7		890.8	832.6
Corporate and Other	44.2	68.9	182.1		163.3	157.6
Realized Investment Gains	84.4	33.9	.8		51.5	87.4

Total Revenues	$11,394.0	$9,140.3	$7,754.0		$7,251.5	$6,729.6

Income
Property and Casualty Insurance
Underwriting Income (Loss)(a)(b)	$104.5	$(625.9)	$(903.5	)(c)	$(23.6)	$(178.8)
Investment Income	1,058.4	929.4	902.6		879.2	821.0
Other Charges	(29.5)	(25.3)	(52.3	)(c)	(52.2)	(16.0)

Property and Casualty Insurance Income (Loss)	1,133.4	278.2	(53.2)		803.4	626.2
Chubb Financial Solutions Non-Insurance Business	(126.9)	(69.8)	9.2		2.8	—
Corporate and Other	(157.3)	(73.9)	(22.8)		(6.7)	(3.5)
Realized Investment Gains	84.4	33.9	.8		51.5	87.4

Income (Loss) Before Income Tax	933.6	168.4	(66.0)		851.0	710.1
Federal and Foreign Income Tax (Credit)(d)	124.8	(54.5)	(177.5)		136.4	89.0

Net Income	$808.8	$222.9	$111.5		$714.6	$621.1

Per Share
Net Income	$4.46	$1.29	$.63		$4.01	$3.66
Dividends Declared on Common Stock	1.44	1.40	1.36		1.32	1.28
AT DECEMBER 31
Total Assets (e)	$38,360.6	$34,080.9	$29,415.5		$24,993.2	$23,503.5
Long Term Debt	2,813.9	1,959.1	1,351.0		753.8	759.2
Total Shareholders’ Equity (e)	8,522.0	6,825.7	6,491.8		6,948.2	6,238.3
Book Value Per Share (e)	45.33	39.87	38.17		39.72	35.55

(a)	Underwriting income has been reduced by net losses of $250.0 million ($162.5 million after-tax or $0.90 per share) in 2003, $741.1 million ($481.7 million after-tax or $2.79 per share) in 2002, $60.9 million ($39.6 million after-tax or $0.22 per share) in 2001, $31.0 million ($20.2 million after-tax or $0.11 per share) in 2000, and $46.8 million ($30.4 million after-tax or $0.18 per share) in 1999, related to asbestos and toxic waste claims.

(b)	Underwriting income in 2001 has been reduced by net surety bond losses of $220.0 million ($143.0 million after-tax or $0.81 per share) related to the bankruptcy of Enron Corp. Underwriting income in 2002 and 2003 has been increased by reductions in net surety bond losses related to Enron of $88.0 million ($57.2 million after-tax or $0.33 per share) and $17.0 million ($11.1 million after-tax or $0.06 per share), respectively.

(c)	Underwriting income has been reduced by net costs of $635.0 million and other charges included costs of $10.0 million (in the aggregate, $420.0 million after-tax or $2.39 per share) related to the September 11 attack.

(d)	Federal and foreign income tax in 2002 included a $40.0 million ($0.23 per share) charge to establish a tax valuation allowance from not being able to recognize, for accounting purposes, certain U.S. tax benefits related to European losses. Federal and foreign income tax in 2003 included a $40.0 million ($0.22 per share) credit for the reversal of the tax valuation allowance established in 2002.

(e)	Amounts in years prior to 2003 have been restated to reflect the accounting changes prescribed by Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Management’s discussion and analysis of financial condition and results of operations addresses the financial condition of The Chubb Corporation and its subsidiaries as of December 31, 2003 compared with December 31, 2002 and the results of operations for each of the three years in the period ended December 31, 2003. This discussion should be read in conjunction with the consolidated financial statements and related notes and the other information contained in this report.

Cautionary Statement Regarding Forward-Looking Information

      Certain statements in this report are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 (PSLRA). These forward-looking statements are made pursuant to the safe harbor provisions of the PSLRA and include estimates and assumptions related to economic, competitive, regulatory, judicial, legislative and other developments. These include statements relating to trends in, or representing management’s beliefs about, our future strategies, operations and financial results, as well as other statements that include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” or other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. These statements are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties, which include, among others, those discussed or identified from time to time in our public filings with the Securities and Exchange Commission and those associated with:

•	the availability of primary and reinsurance coverage, including the implications relating to terrorism legislation and regulation;

•	global political conditions and the occurrence of terrorist attacks, including any nuclear, biological, chemical or radiological events;

•	the effects of the outbreak or escalation of war or hostilities;

•	premium price increases and profitability or growth estimates overall or by lines of business or geographic area, and related expectations with respect to the timing and terms of any required regulatory approvals;

•	adverse changes in loss cost trends;

•	our ability to retain existing business;

•	material differences between actual and expected assessments for guaranty funds and mandatory pooling arrangements;

•	our expectations with respect to cash flow projections and investment income and with respect to other income;

•	the adequacy of loss reserves, including:

—	our expectations relating to reinsurance recoverables;

—	the effects of proposed asbestos liability legislation, including the impact of claims patterns arising from the possibility of legislation and those that may arise if legislation is not passed;

—	our estimates relating to ultimate asbestos liabilities and related reinsurance recoverables;

—	the impact from the bankruptcy protection sought by various asbestos producers and other related businesses;

—	the willingness of parties, including us, to settle disputes;

—	developments in judicial decisions or regulatory or legislative actions relating to coverage and liability for asbestos, toxic waste and mold claims;

•	the impact of economic factors on companies on whose behalf we have issued surety bonds, and in particular, on those companies that have filed for bankruptcy or otherwise experienced deterioration in creditworthiness;

•	the effects of disclosures by, and investigations of, public companies relating to possible accounting irregularities, practices in the energy and securities industries and other corporate governance issues, including:

—	the effects on the energy markets and the companies that participate in them, and in particular as they may relate to concentrations of risk in our surety business;

—	the effects on the capital markets and the markets for directors and officers and errors and omissions insurance;

—	claims and litigation arising out of actual or alleged accounting or other corporate malfeasance by other companies;

—	claims and litigation arising out of investment banking practices;

—	legislative or regulatory proposals or changes, including the changes in law and regulation implemented under the Sarbanes-Oxley Act of 2002;

•	the occurrence of significant weather-related or other natural or human-made disasters;

•	any downgrade in our claims-paying, financial strength or other credit ratings;

•	the ability of our subsidiaries to pay us dividends;

•	general economic conditions including:

—	changes in interest rates, market credit spreads and the performance of the financial markets, generally and as they relate to credit risks assumed by our Chubb Financial Solutions unit in particular;

—	the effects of inflation;

—	changes in domestic and foreign laws, regulations and taxes;

—	changes in competition and pricing environments;

—	regional or general changes in asset valuations;

—	the inability to reinsure certain risks economically;

—	changes in the litigation environment;

—	general market conditions; and

•	our ability to implement management’s strategic plans and initiatives.

      The Corporation assumes no obligation to update any forward-looking information set forth in this report, which speak as of the date hereof.

Critical Accounting Estimates and Judgments

      The consolidated financial statements include amounts based on informed estimates and judgments of management for those transactions that are not yet complete. Such estimates and judgments affect the reported amounts in the financial statements. Those estimates and judgments that were most critical to the preparation of the financial statements involved the adequacy of loss reserves and the recoverability of related reinsurance recoverables, the fair value of future obligations under financial products contracts and the recoverability of the carrying value of real estate properties. These estimates and judgments, which are discussed within the following analysis of our results of operations, require the use of assumptions about matters that are highly uncertain and therefore are subject to change as facts and circumstances develop. If different estimates and judgments had been applied, materially different amounts might have been reported in the financial statements.

Executive Summary

      The following highlights do not address all of the matters covered in the other sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations or contain all of the information that may be important to the Corporation’s shareholders or the investing public. This summary should be read in conjunction with the other sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Net income was $809 million in 2003 compared with $223 million in 2002 and $112 million in 2001.

•	The fundamentals of our property and casualty insurance business are strong. Premium growth was 22% in 2003 and 30% in 2002. Rate increases have been substantial in recent years, often with more favorable policy terms and conditions.

•	Our underwriting results in the past three years were adversely affected by losses related to asbestos and toxic waste claims, the September 11, 2001 attack in the United States and surety losses arising from the bankruptcy of Enron Corp.

•	Asbestos and toxic waste losses were $250 million in 2003, $741 million in 2002 and $61 million in 2001.

•	Results in 2001 were adversely affected by net costs of $645 million related to the September 11 attack.

•	Results in 2001 were adversely affected by net surety losses of $220 million related to Enron. Results in 2002 and 2003 benefited from reductions in net surety losses related to Enron of $88 million and $17 million, respectively.

•	Our combined loss and expense ratio, as adjusted to exclude the effects of asbestos and toxic waste losses, the September 11 attack and the Enron surety losses and related benefits, was 95.7% in 2003 compared with 98.6% in 2002 and 99.6% in 2001.

•	During 2003, we experienced overall unfavorable development of $397 million on loss reserves established as of the previous year end, due primarily to two factors.

•	We strengthened asbestos loss reserves by $250 million in the fourth quarter.

•	We experienced unfavorable development of about $140 million in our executive protection classes, principally directors and officers liability and errors and omissions liability, as adverse loss trends in recent accident years related to corporate failures and allegations of management misconduct and accounting irregularities more than offset favorable loss experience in older accident years.

•	Property and casualty investment income after taxes increased by 11% in 2003 compared with growth of 2% in 2002.

•	The non-insurance business of Chubb Financial Solutions (CFS) produced a loss before taxes of $127 million in 2003 compared with a loss of $70 million in 2002 and income of $9 million in 2001. As announced in April 2003, we are exiting this business and are running off the financial products portfolio of CFS. We reduced our aggregate notional exposure by $14 billion during 2003 to approximately $25 billion at year end.

•	Because of substantially improved results in Chubb Europe throughout 2003, we eliminated a $40 million tax valuation allowance in the fourth quarter that was established in the fourth quarter of 2002.

•	We began expensing the cost of stock options in 2003, which resulted in a reduction in net income of $46 million.

      A summary of our results is as follows:

	Years Ended December 31

	2003	2002	2001

	(in millions)
Property and casualty insurance
Underwriting
Net premiums written	$11,067.9	$9,047.3	$6,961.5
Increase in unearned premiums	(885.4)	(962.0)	(305.1)

Premiums earned	10,182.5	8,085.3	6,656.4

Losses and loss expenses	6,867.2	6,064.6	5,357.4
Operating costs and expenses	3,356.3	2,822.6	2,260.8
Increase in deferred policy acquisition costs	(168.3)	(212.5)	(86.8)
Dividends to policyholders	22.8	36.5	28.5

Underwriting income (loss)	104.5	(625.9)	(903.5)

Investments
Investment income before expenses	1,082.9	952.2	914.7
Investment expenses	24.5	22.8	12.1

Investment income	1,058.4	929.4	902.6

Other charges	(29.5)	(25.3)	(52.3)

Property and casualty income (loss)	1,133.4	278.2	(53.2)
Chubb Financial Solutions non-insurance business	(126.9)	(69.8)	9.2
Corporate and other	(157.3)	(73.9)	(22.8)
Realized investment gains	84.4	33.9	.8

Consolidated income (loss) before income tax	933.6	168.4	(66.0)
Federal and foreign income tax (credit)	124.8	(54.5)	(177.5)

Consolidated net income	$808.8	$222.9	$111.5

Property and casualty investment income after income tax	$843.1	$760.6	$749.1

      Net income included realized investment gains after taxes of $55 million in 2003, $22 million in 2002 and $1 million in 2001. Decisions to sell securities are governed principally by considerations of investment opportunities and tax consequences. As a result, realized gains and losses on the sale of investments may vary significantly from period to period.

Property and Casualty Insurance Results

      Our property and casualty business produced income before taxes of $1,133 million in 2003 compared with income of $278 million in 2002 and a loss of $53 million in 2001.

      Asbestos and toxic waste losses, costs related to the September 11 attack and Enron-related surety losses and related benefits are significant components in understanding and assessing our financial performance. However, these items, which are discussed below, had a distorting effect on our results.

The following summary adjusts our reported property and casualty income or loss before taxes to exclude the impact of these items.

	2003	2002	2001

	(in millions)
Property and casualty income (loss) before tax, as reported	$1,133	$278	$(53)
Asbestos and toxic waste losses	250	741	61
Net costs related to the September 11 attack	—	—	645
Surety bond losses (benefit) related to Enron	(17)	(88)	220

Property and casualty income before tax, as adjusted	$1,366	$931	$873

      As adjusted, property and casualty earnings in 2003 were significantly higher than in the prior two years due primarily to a substantial improvement in underwriting results. Earnings in 2003 also benefited from a significant increase in investment income.

      The profitability of the property and casualty insurance business depends on the results of both underwriting operations and investments, which we view as two distinctive operations. The underwriting functions are managed separately from the investment function. Accordingly, in assessing our performance, we evaluate underwriting results separately from investment results.

  Underwriting Results

      We evaluate the underwriting results of our property and casualty insurance business in the aggregate and also for each of our three separate business units: personal insurance, commercial insurance and specialty insurance.

      The combined loss and expense ratio, expressed as a percentage, is the key measure of underwriting profitability traditionally used in the property and casualty business. We evaluate the performance of our underwriting operations and of each of our business units using the combined loss and expense ratio calculated in accordance with statutory accounting principles. It is the sum of the ratio of losses to premiums earned (loss ratio) plus the ratio of underwriting expenses to premiums written (expense ratio) after reducing both premium amounts by dividends to policyholders. When the combined ratio is under 100%, underwriting results are generally considered profitable; when the combined ratio is over 100%, underwriting results are generally considered unprofitable.

      Statutory accounting principles differ in certain respects from generally accepted accounting principles (GAAP). Under statutory accounting principles applicable to property and casualty insurance companies, policy acquisition and other underwriting expenses are recognized immediately, not at the time premiums are earned. We use underwriting results determined in accordance with GAAP, among other measures, to assess the overall performance of the underwriting operations. To convert underwriting results to a GAAP basis, policy acquisition expenses are deferred and amortized over the period in which the related premiums are earned. Underwriting income (loss) determined in accordance with GAAP is defined as premiums earned less losses incurred and GAAP underwriting expenses incurred.

Net Premiums Written

      Net premiums written amounted to $11.1 billion in 2003, an increase of 22% over 2002. Net premiums written increased 30% in 2002 compared with 2001. Premiums written in 2001 included net reinsurance reinstatement premium revenue of $30 million related to the September 11 attack.

      About 80% of our net premiums written are in the United States. Premium growth in the U.S. was 22% in 2003 and 31% in 2002. Substantial premium growth was also achieved outside the United States in 2003 and 2002. Reported non-U.S. premiums grew 25% in 2003 and 27% in 2002. In local currencies, such premiums grew 15% and 24% in 2003 and 2002, respectively.

      Net premiums written by business unit were as follows:

	Years Ended December 31

	2003	2002	2001

	(in millions)
Personal insurance
Automobile	$590.0	$536.1	$480.2
Homeowners	1,485.4	1,299.0	1,065.4
Other	514.9	478.6	435.5

Total personal	2,590.3	2,313.7	1,981.1

Commercial insurance
Multiple peril	1,088.6	930.1	767.4
Casualty	1,362.1	1,119.0	799.8
Workers’ compensation	625.9	458.2	355.1
Property and marine	1,032.4	897.4	568.5

Total commercial	4,109.0	3,404.7	2,490.8

Specialty insurance
Executive protection	2,113.6	1,702.4	1,348.7
Financial institutions	830.0	680.3	534.2
Other	1,425.0	946.2	606.7

Total specialty	4,368.6	3,328.9	2,489.6

Total	$11,067.9	$9,047.3	$6,961.5

      Premium growth in 2002 and 2003 in all segments of our business was due primarily to higher rates. Premium growth was particularly strong in the commercial and specialty classes. Premium growth in our other specialty insurance business was primarily from Chubb Re, our reinsurance business that began operations in 1999.

      In the wake of heavy insurance industry losses in recent years, exacerbated by the tragic event of September 11, 2001, many insurance companies sought substantial price increases, raised deductibles, reduced coverage limits or declined outright to renew coverage. In this environment, we have taken advantage of the opportunities to write new business and have retained more of our existing accounts. During 2002, we experienced substantial rate increases on business we wrote, often with more favorable policy terms and conditions. In 2003, we continued to get rate increases on much of the business we wrote, although the size of such increases decelerated throughout the year. We expect that rate increases will continue into 2004, although the size of rate increases will continue to decelerate.

Reinsurance

      Our premiums written are net of amounts ceded to reinsurers who assume a portion of the risk under the insurance policies that are subject to the reinsurance. As a result of the substantial losses incurred by reinsurers in recent years, the cost of reinsurance in the marketplace has increased significantly and reinsurance capacity for certain coverages, such as terrorism, is limited and expensive.

      In 2002, we did not renew a workers’ compensation catastrophe treaty that had substantially reduced our net losses from the September 11 attack because the terms and price that were offered were uneconomical.

      Our property reinsurance program renews each April. The 2002 renewal of the property per risk treaty and property catastrophe treaties in the aggregate cost approximately $120 million more on an annualized basis, with more restrictive terms, including terrorism exclusions. Our property per risk retention increased from $10 million to $15 million. Our catastrophe treaty for events in the United States was modified to increase our initial retention, to increase the reinsurance coverage at the top and to reduce our participation in certain layers of the program.

      Our 2003 reinsurance program was similar to that in 2002. Reinsurance costs increased in line with the higher premiums on the policies reinsured. We discontinued some lower limit treaties that we believed were no longer economical and increased our participation in certain layers of the treaties renewed. Our property catastrophe treaty for events in the United States was again modified in 2003 to increase the reinsurance coverage at the top due to our increased exposure in certain catastrophe exposed areas. The program now provides coverage for individual catastrophe events of approximately 86% of losses between $150 million and $850 million, with additional coverage above $850 million that varies depending on geographic location.

      It is expected that reinsurance costs will increase in 2004 in line with the higher premiums on the policies reinsured. In January 2004, we discontinued a casualty per risk treaty that responded primarily to excess liability exposures over $25 million, due to a reduction in the number of such exposures that we believed made this treaty no longer economical. Our executive protection per risk treaty was renewed on terms similar to the prior year, except our initial deductible on directors and officers liability losses was increased.

Profitability

      Underwriting results in 2003, 2002 and 2001 were adversely affected by incurred losses of $250 million, $741 million and $61 million, respectively, related to asbestos and toxic waste claims. Underwriting results in 2001 were adversely affected by net costs of $635 million related to the September 11 attack and Enron related surety losses of $220 million. Results in 2002 and 2003 benefited from reductions in surety losses related to Enron of $88 million and $17 million, respectively.

      The combined loss and expense ratio, as reported and as adjusted to exclude the effects of the asbestos and toxic waste losses, the September 11 attack and the Enron surety losses and related benefits, was as follows:

	Years Ended December 31

	2003	2002	2001

As reported
Loss ratio	67.6%	75.4%	80.8%
Expense ratio	30.4	31.3	32.6

Combined ratio	98.0%	106.7%	113.4%

As adjusted
Loss ratio	65.3%	67.3%	66.8%
Expense ratio	30.4	31.3	32.8

Combined ratio	95.7%	98.6%	99.6%

      The loss ratio, as adjusted, improved in 2003 despite higher catastrophe losses, reflecting the favorable experience resulting from our disciplined underwriting standards in recent years. Losses from catastrophes other than the September 11 attack were $294 million in 2003 which represented 2.9 percentage points of the loss ratio compared with $98 million or 1.2 percentage points in 2002 and $114 million or 1.7 percentage points in 2001. Other than reinsurance recoveries related to the September 11 attack, we did not have any recoveries from our catastrophe reinsurance program during the three year period since there were no other individual catastrophes for which our losses exceeded the initial retention. Our initial retention level for each catastrophic event in the United States was increased from $100 million to $150 million during 2002. Our initial retention is generally $25 million outside the United States.

      Our expense ratio decreased in 2002 and again in 2003 due in large part to premiums written growing at a substantially higher rate than overhead expenses. The improvement in 2003 was achieved despite an approximate 0.4 of a percentage point adverse impact of expensing stock options.

      Asbestos and Toxic Waste Losses. In October 2002, our actuaries and claim personnel together with our outside actuarial consultants completed their periodic ground-up exposure based analysis of our asbestos related liabilities. Upon completion of the analysis and assessment of the results, we increased our net loss reserves by $625 million in the third quarter. In the fourth quarter of 2002, we reduced our previous estimate of reinsurance recoverable on potential asbestos claims, resulting in an additional increase in our net loss reserves of $75 million. Prior to the completion of the analysis, we had incurred asbestos and toxic waste net losses of $41 million in the first half of 2002 and $61 million during all of 2001.

      In the fourth quarter of 2003, our actuaries and claim personnel together with our outside actuarial consultants performed a rigorous update of the 2002 ground-up analysis of our asbestos related liabilities. Upon completion of the update, we increased our net loss reserves by an additional $250 million. Our asbestos and toxic waste exposure is further discussed under “Loss Reserves.”

      Enron-Related Surety Losses. Our surety losses arising from the Enron bankruptcy relate to bonds issued to various obligees in connection with Enron commitments. Although certain of these surety bonds were the subject of litigation, we recognized our maximum exposure of $220 million, net of reinsurance, in the fourth quarter of 2001. As of the end of 2002, the litigation was settled, resulting in an $88 million reduction in our surety net loss reserves. Results in 2003 benefited from a $17 million recovery from the sale of a bankruptcy claim against various Enron entities.

      September 11 Attack. The pre-tax costs of $645 million related to the September 11 attack had three components. First, in our insurance business, we incurred estimated net losses and loss expenses of $555 million plus reinsurance reinstatement costs of $50 million, for an aggregate cost of $605 million. Each of our underwriting segments was affected by the September 11 attack. However, the impact was by far the greatest on our financial institutions business. Second, in our reinsurance business written through Chubb Re, we incurred estimated net losses and loss expenses of $110 million and recognized reinstatement premium revenue of $80 million, for a net cost of $30 million. Finally, we recorded a $10 million charge, included in other charges, as our share of the losses publicly estimated by Hiscox plc, a U.K. insurer in which we had a 28% interest during 2001.

      We estimate that our gross losses and loss expenses from the September 11 attack were about $3.2 billion. Most of the losses were from property exposure and business interruption losses. We also had significant workers’ compensation losses. Our net losses and loss expenses of $665 million were significantly lower than the gross amount due to various reinsurance agreements. Our property exposures were protected by facultative reinsurance, property per risk treaties that limited our net loss per risk, and our property catastrophe treaties. Our workers’ compensation losses were protected by a casualty catastrophe treaty and a casualty “clash” treaty that operates like a catastrophe treaty.

      Certain of our reinsurers questioned our interpretation and/or application of some provisions of our property per risk reinsurance agreements with regard to the September 11 losses. The questions raised generally involved the applicable limit of reinsurance coverage available to us, the definition of what constitutes one risk, our accumulation of exposure in the various buildings destroyed or damaged and our adherence to our underwriting guidelines. During 2003, we resolved all of the questions that had been raised by our property per risk reinsurers. That resolution will result in our collecting an amount of reinsurance that confirms our estimate of net costs of $645 million related to the September 11 attack.

      It is possible that our estimate of ultimate losses related to the September 11 attack may change in the future, and that the change in estimate could have a material effect on the Corporation’s results of operations. However, we do not expect that any such change would have a material effect on the Corporation’s financial condition or liquidity.

  Review of Underwriting Results by Business Unit

Personal Insurance

      Net premiums from personal insurance, which represent 23% of the premiums written by our property and casualty subsidiaries, increased by 12% in 2003 compared with a 17% increase in 2002. In both years, premium growth occurred in all classes. Premium growth was particularly significant in our homeowners business due primarily to higher rates and increased insurance-to-value. Homeowners premiums were up 14% and 22% in 2003 and 2002, respectively, while the in-force policy count remained flat in 2003 after being up slightly in 2002.

      Our personal insurance business produced modestly profitable underwriting results in 2003 and 2002 compared with slightly unprofitable results in 2001. Results in 2001 included net costs of $20 million related to the September 11 attack. The combined loss and expense ratios for the classes of business within the personal insurance segment, as reported and as adjusted to exclude the effects of the September 11 attack, were as follows:

	Years Ended December 31

	2003	2002	2001

As reported
Automobile	98.9%	97.5%	99.8%
Homeowners	104.4	104.5	112.6
Other	79.8	77.8	75.8

Total personal	98.2%	97.2%	101.3%

As adjusted
Automobile	98.9%	97.5%	98.7%
Homeowners	104.4	104.5	111.2
Other	79.8	77.8	75.5

Total personal	98.2%	97.2%	100.2%

      Homeowners results were similarly unprofitable in 2003 and 2002 as higher catastrophe losses in 2003 were offset by a decrease in non-catastrophe losses and the impact of improved pricing. Results in 2003 benefited from a decline in fire and water damage losses. Results improved in 2002 compared with 2001. The improvement in 2002 was due to a decrease in the frequency of both catastrophe and non-catastrophe losses. Results in 2002 and 2001 were adversely affected by an increase in the severity of water damage claims, including those related to mold, particularly in Texas. Losses from catastrophes other than the September 11 attack represented 13.4 percentage points of the loss ratio for this class in 2003 compared with 2.9 percentage points in 2002 and 5.4 percentage points in 2001. Homeowners results were modestly profitable in Europe in 2003 compared with unprofitable results in 2002 and 2001. We are in the process of exiting our personal lines business in Continental Europe, with the exception of the ultra high net worth market segment.

      Our remediation plan relating to our homeowners business in the United States, which began in the latter part of 2001, is on track. We have made substantial progress in implementing rate increases in states where rates have been deficient. While the impact of losses related to water damage, including mold, decreased in 2003 compared with the prior two years, we remain concerned about the potential for such claims. We have made regulatory filings in most states to introduce contract changes that would enable us to treat mold as a separate peril available at an appropriate price. These changes have been implemented in 41 states, including Texas, California, Florida and New York, and approved in four other states.

      Our personal automobile business was modestly profitable in each of the last three years. Results in each year benefited from stable loss severity.

      Other personal coverages, which include insurance for personal valuable articles and excess liability, produced highly profitable results in each of the past three years, as favorable loss experience has continued.

Commercial Insurance

      Net premiums from commercial insurance, which represent 37% of our total writings, increased by 21% in 2003 compared with a 37% increase in 2002. The substantial premium growth in both years, which occurred in all segments of this business, was due in large part to significantly higher rates as well as an increase in our in-force policy count. Rates increased substantially in 2002 and 2003, although the level of rate increases in 2003 declined from 2002 levels as we experienced more competition in the U.S. marketplace across most lines of business. Despite this, retention levels have remained steady. New business accelerated toward the end of 2001. During 2002, we wrote more than two dollars of new business for every dollar of business we lost; during 2003, this ratio was about 1.7 to 1. The substantial growth in new business was produced with the same tightened underwriting discipline that existed over the past several years. We expect that rates will continue to rise but that the level of rate increases will continue to decline.

      Our commercial insurance results were adversely affected by incurred losses of $250 million in 2003, $741 million in 2002 and $61 million in 2001 related to asbestos and toxic waste claims. Results in 2001 were also adversely affected by net costs of $103 million related to the September 11 attack. The combined loss and expense ratios for the classes of business within commercial insurance, as reported and as adjusted to exclude the effects of the asbestos and toxic waste losses and the September 11 attack, were as follows:

	Years Ended December 31

	2003	2002	2001

As reported
Multiple peril	89.7%	99.7%	109.6%
Casualty	108.0	166.6	114.9
Workers’ compensation	94.7	92.3	92.9
Property and marine	87.9	90.2	115.8

Total commercial	95.9%	118.6%	110.5%

As adjusted
Multiple peril	89.7%	99.7%	100.6%
Casualty	87.8	89.9	104.8
Workers’ compensation	94.7	92.3	91.8
Property and marine	87.9	90.2	112.7

Total commercial	89.2%	93.1%	103.5%

      On an as adjusted basis, our commercial insurance business produced highly profitable results in 2003 and 2002 compared with unprofitable results in 2001. Results, as adjusted, have shown substantial improvement in each succeeding year. The improvement has been due in large part to the cumulative effect of price increases, better terms and conditions and more stringent risk selection in recent years.

      Multiple peril results were highly profitable in 2003 compared with near breakeven results in 2002. The improved results were driven by the property component of this business where incurred losses were flat. Results in 2002 showed modest improvement over 2001 results, as adjusted, due to highly profitable overseas results. Losses from catastrophes other than the September 11 attack represented

3.0 percentage points of the loss ratio for this class in 2003 compared with 2.2 percentage points in 2002 and 3.0 percentage points in 2001.

      Results for our casualty business, as adjusted, were highly profitable in 2003 and 2002 compared with unprofitable results in 2001. The improvement was due to higher rates and the culling of business where we could not attain price adequacy. In particular, the automobile component showed substantial improvement, producing highly profitable results in 2003 and 2002 compared with unprofitable results in 2001. Results for the primary liability component were profitable in all three years, improving in each succeeding year. The excess liability component produced near breakeven results in 2003 and 2002 compared with unprofitable results in 2001.

      Workers’ compensation results were profitable in each of the past three years. The strong results were due to higher rates as well as our disciplined risk selection during the past several years.

      Property and marine results were highly profitable in 2003 and 2002 compared with highly unprofitable results in 2001. Results in 2003 and 2002 benefited from improved pricing, higher deductibles, better terms and conditions and a low number of severe losses. The strong results in 2003 were achieved despite a $25 million loss that resulted from an adverse arbitration decision rendered against an insurance pool in which we were formerly a 5.5% participant. The decision related to a fire that occurred in 1995. Results in 2001 were adversely affected by a high frequency of large losses, both in the United States and overseas. Losses from catastrophes other than the September 11 attack represented 6.3 percentage points of the loss ratio for this class in 2003 compared with 6.6 percentage points in 2002 and 5.4 percentage points in 2001.

Specialty Insurance

      Net premiums from specialty insurance, which represent 40% of our total writings, increased by 31% in 2003 compared with a 34% increase in 2002. Premiums in 2001 included net reinsurance reinstatement premiums of $35 million related to the September 11 attack, primarily consisting of $80 million of premium revenue in our reinsurance business offset in part by costs of $40 million in our financial institutions business.

      The growth in 2002 and 2003 in executive protection and the professional liability component of our financial institutions business was primarily attributable to higher rates. In response to claim severity trends, we initiated a program in the latter half of 2001 to increase pricing and improve policy terms and to not renew business that did not meet our underwriting criteria. We have implemented tighter terms and conditions, including lower policy limits and higher deductibles. We have continued to reprofile our book of business, generating most of our new business from small and middle market customers. Rate increases moderated during the latter half of 2003 due to increased competition in the marketplace. In the fidelity and standard commercial components of our financial institutions business, rate increases have begun to moderate as well.

      Growth in our other specialty insurance business was primarily from Chubb Re, our reinsurance assumed business. We write only treaty reinsurance, primarily casualty reinsurance. Premiums produced by Chubb Re amounted to $984 million in 2003 compared with $488 million in 2002 and $199 million in 2001, excluding the net reinstatement premium revenue of $80 million.

      Our specialty insurance results in 2001 were adversely affected by net costs of $512 million related to the September 11 attack and Enron-related surety losses of $220 million. Results in 2002 and 2003 benefited from reductions in surety losses related to Enron of $88 million and $17 million, respectively. The combined loss and expense ratios for the classes of business within specialty insurance, as reported and as adjusted to exclude the effects of the September 11 attack and the Enron surety losses and related benefits, were as follows:

	Years Ended December 31

	2003	2002	2001

As reported
Executive protection	103.9%	110.3%	94.0%
Financial institutions	111.0	110.7	187.7
Other	86.2	77.8	146.2

Total specialty	100.0%	101.8%	125.5%

As adjusted
Executive protection	103.9%	110.3%	94.0%
Financial institutions	111.0	110.7	94.7
Other	87.6	88.8	99.2

Total specialty	100.4%	104.8%	95.3%

      Our specialty insurance underwriting results, as adjusted, were near breakeven in 2003 compared with unprofitable results in 2002 and profitable results in 2001.

      Executive protection results were unprofitable in 2003 and 2002 compared with profitable results in 2001. Results in 2003 and 2002 were adversely affected by directors and officers liability and errors and omissions liability claim experience, particularly from claims that have arisen due to the corporate failures and allegations of management misconduct and accounting irregularities in recent years. The improvement in 2003 was in our European operations where results in 2002 were particularly unprofitable due to deteriorating loss trends caused by an increase in litigation, often involving European companies being sued in U.S. courts for securities fraud.

      Our financial institutions business produced similarly unprofitable results in 2003 and 2002. Results in 2001, as adjusted, were profitable. The fidelity component of this business was highly profitable in each of the last three years due to favorable loss experience. Results for the professional liability component were highly unprofitable in 2003 and 2002 compared with modestly unprofitable results in 2001. The deterioration was due to the same adverse directors and officers liability and errors and omissions liability claim trends experienced in our executive protection business. Financial institutions continue to be the focus of scrutiny by regulators and the plaintiffs’ bar related to investment banking and mutual fund scandals. The standard commercial business written on financial institutions produced profitable results in all three years, reflecting the rate increases and more stringent risk selection in recent years.

      Other specialty results, as adjusted, were highly profitable in 2003 and 2002 compared with near breakeven results in 2001. As adjusted, our surety results were highly profitable in each of the past three years. Our reinsurance assumed business generated by Chubb Re and our accident business were both profitable in 2003 and 2002 compared with modestly unprofitable results in 2001.

      As a result of disarray in the surety reinsurance market caused by several years of declining prices and high losses, the availability of surety reinsurance in the near term has been significantly reduced. As a result, our future surety results could be more volatile.

      Our surety business tends to be characterized by infrequent but potentially high severity losses. Since the end of 2001, we have been reducing our exposure on an absolute basis and by specific bond type. The majority of our obligations are intended to be performance-based guarantees. When losses occur, they are mitigated by the customer’s balance sheet, contract proceeds and bankruptcy recovery.

      Notwithstanding our efforts to manage and reduce our surety exposure, we continue to have substantial commercial surety exposure for outstanding bonds. In that regard, we have exposures related to commercial surety bonds issued on behalf of companies that have experienced deterioration in creditworthiness, including several gas forward purchase surety bonds. We therefore may experience an increase in filed claims and may incur high severity losses. Such losses would be recorded if and when claims are filed and determined to be valid, and could have a material adverse effect on the Corporation’s results of operations and liquidity.

      In particular, we have in force $520 million of gas forward purchase surety bonds with one principal, Aquila, Inc. Our exposure under these bonds will decline over the terms of the bonds, which extend until 2012. These surety bonds, which are uncollateralized, secure Aquila’s obligation to supply gas under long-term forward purchase agreements. Under the terms of these bonds, our entire obligation to pay could be triggered if Aquila failed to provide gas under its forward purchase contracts or was the subject of a bankruptcy filing. There is currently no reinsurance in place covering our exposure under these bonds. Aquila continues to perform its obligations under the related gas forward purchase agreements.

      A property and casualty subsidiary issued a reinsurance contract to an insurer who provides financial guarantees on debt obligations. At December 31, 2003, the amount of aggregate principal commitments related to this contract was approximately $350 million, net of reinsurance. These commitments expire by 2023.

  Loss Reserves

      Loss reserves, which are our property and casualty subsidiaries’ largest liability, include significant amounts related to asbestos and toxic waste claims, the September 11 attack and our Enron surety exposure. The components of our loss reserves were as follows:

	December 31

	2003	2002	2001

	(in millions)
Gross loss reserves
Total, per balance sheet	$17,948	$16,713	$15,515
Less:
Related to asbestos and toxic waste claims	1,295	1,136	423
Related to September 11 attack	999	2,063	2,775
Related to Enron surety exposure	14	113	333

Total, as adjusted	$15,640	$13,401	$11,984

Reinsurance recoverable
Total, per balance sheet	$3,427	$4,071	$4,505
Less:
Related to asbestos and toxic waste claims	57	53	11
Related to September 11 attack	748	1,558	2,239
Related to Enron surety exposure	—	7	121

Total, as adjusted	$2,622	$2,453	$2,134

Net loss reserves
Total	$14,521	$12,642	$11,010
Total, as adjusted	13,018	10,948	9,850

      The loss reserves related to asbestos and toxic waste claims, the September 11 attack and our Enron surety exposure are significant components of our total loss reserves, but they distort the growth trend in our loss reserves. Adjusted to exclude such loss reserves, our loss reserves, net of reinsurance recoverable, increased by $2,070 million or 19% in 2003 compared with $1,098 million or 11% in 2002.

      Net loss reserves, as adjusted, by segment were as follows:

	December 31

	2003	2002	2001

	(in millions)
Personal insurance	$1,219	$1,064	$900
Commercial insurance	5,248	4,714	4,661
Specialty insurance	6,551	5,170	4,289

Net loss reserves, as adjusted	$13,018	$10,948	$9,850

      Loss reserves for each of our business segments increased in 2002 and again in 2003. The increase was most significant in specialty insurance, due in large part to directors and officers and errors and omissions claim activity and the strong growth in our reinsurance assumed business. There was minimal loss reserve growth in commercial insurance in 2002, reflecting the exposure reductions over the several years prior to 2002.

      Loss reserves include estimates for claims that have been reported and claims that have not been reported and include estimates of all expenses associated with settling those claims. Estimates are based upon past claim experience modified for current trends as well as prevailing economic, legal and social conditions.

      We continually review and update our loss reserves. Based on all information currently available, we believe that the aggregate loss reserves of the property and casualty subsidiaries at December 31, 2003 were adequate to cover claims for losses that had occurred, including both those known to us and those yet to be reported. In establishing such reserves, we consider facts currently known and the present state of the law and coverage litigation. However, given the judicial decisions and legislative actions that have broadened the scope of coverage and expanded theories of liability in the past and the possibilities of similar interpretations in the future, particularly as they relate to asbestos claims and, to a lesser extent, toxic waste claims, additional liabilities may emerge in future periods for amounts in excess of carried reserves. Such increases in estimates could have a material adverse effect on the Corporation’s future operating results. However, management does not expect that any such increases would have a material effect on the Corporation’s consolidated financial condition or liquidity.

     Prior Year Loss Development

      Because loss reserve estimates are subject to the outcome of future events, changes in estimates are unavoidable given that loss trends vary and time is required for changes in trends to be recognized and confirmed. As a result, the actual emergence of losses could vary, perhaps substantially, from the estimate of losses included in our financial statements, particularly when settlements may not occur until well into the future. Estimates are continually reviewed and updated as loss experience develops and new information becomes available. Any changes in estimates are reflected in operating results in the period in which the estimates are changed. Reserve changes that increase previous estimates of ultimate cost are referred to as unfavorable or adverse development or reserve strengthening. Reserve changes that decrease previous estimates of ultimate cost are referred to as favorable development or reserve releases.

      A reconciliation of the beginning and ending loss reserves, net of reinsurance, for the three years ended December 31, 2003 is as follows:

	2003	2002	2001

	(in millions)
Net loss reserves, beginning of year	$12,642	$11,010	$10,051

Net incurred losses and loss expenses related to
Current year	6,470	5,275	5,553
Prior years	397	790	(195)

	6,867	6,065	5,358

Net payments for losses and loss expenses related to
Current year	1,589	1,348	1,605
Prior years	3,399	3,085	2,794

	4,988	4,433	4,399

Net loss reserves, end of year	$14,521	$12,642	$11,010

      During 2003, we experienced overall unfavorable development of $397 million on loss reserves established as of the previous year end. This compares with unfavorable one year development of $790 million in 2002 and favorable development of $196 million in 2001. Such development was reflected in operating results in these respective years.

      The unfavorable development in 2003 was due primarily to two factors. First, we strengthened asbestos loss reserves by $250 million in the fourth quarter. Second, we experienced unfavorable development of about $140 million in our executive protection classes, principally directors and officers liability and errors and omissions liability, as adverse loss trends in recent accident years more than offset favorable loss experience in older accident years. The adverse development was due in large part to claims related to the corporate failures and allegations of management misconduct and accounting irregularities in recent years.

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

      The favorable development in 2001 was due primarily to favorable loss experience in our commercial excess liability and executive protection coverages, offset in part by losses incurred related to asbestos and toxic waste claims.

      In Item 1 of this report, we present an analysis of our consolidated loss reserve development on a calendar year basis for each of the ten years prior to 2003.

      Our U.S. property and casualty subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities. These annual statements include an analysis of loss reserves, referred to as Schedule P, that presents accident year loss development information by line of business for the nine years prior to 2003. It is our intention to post the Schedule P for our combined U.S. property and casualty subsidiaries on our website as soon as it becomes available.

     Estimates and Uncertainties

      The process of establishing loss reserves is complex and imprecise as it must take into consideration many variables that are subject to the outcome of future events. As a result, subjective judgments as to our ultimate exposure to losses are an integral component of our loss reserving process.

      We analyze loss reserves in two components: (1) reserves relating to all claims other than asbestos and toxic waste claims and (2) reserves relating to asbestos and toxic waste claims. Within the first component, we review each of the numerous classes of business as part of our overall analysis of loss reserves, taking into consideration the variety of trends that impact the ultimate settlement of claims in each particular class of business. Due to the multitude of such classes and the volume of detail for each, it would not be possible to provide complete quantitative actuarial claim data for all such classes, nor do we believe that such disclosure by class of business would be meaningful or useful to the reader.

      Reserves Relating to Claims Other than Asbestos and Toxic Waste Claims. Our loss reserves include amounts related to short tail and long tail classes of business. Short tail classes consist principally of homeowners, commercial property and marine business. For these classes, the estimation of loss reserves is less complex because claims are generally reported and settled shortly after the loss occurs and the claims relate to tangible property.

      Long-tail classes include directors and officers liability, errors and omissions liability and other executive protection coverages, commercial excess liability, and other liability classes. Most of our loss reserves relate to long tail liability classes of business. For many liability claims significant periods of time, ranging up to several years or more, may elapse between the occurrence of the loss, the reporting of the loss and the settlement of the claim. The longer the time span between the incidence of a loss and the settlement of the claim, the more the ultimate settlement amount can vary. For the long tail liability classes, a relatively small proportion of net losses in the more recent accident years are reported claims and an even smaller proportion are paid losses. Therefore, a relatively large proportion of our net losses for these classes are reserves for incurred but not reported (IBNR) losses — claims that had not yet been reported to us, some of which were not yet known to the insured, and future development on reported claims. In fact, approximately 60% of our aggregate net loss reserves at December 31, 2003 were for IBNR.

      To estimate loss reserves, we use a variety of complex actuarial methods that analyze experience trends and other relevant factors. These methods generally utilize analyses of historical patterns of the development of paid and reported losses by accident year by class of business. This process relies on the basic assumption that past experience, adjusted for the effects of current developments and likely trends, is an appropriate basis for predicting future outcomes. For certain long tail classes of business where anticipated loss experience is less predictable because of the small number of claims and/or erratic claim severity patterns, estimates are based on both expected losses and actual reported losses. These classes include directors and officers liability, errors and omissions liability and commercial excess liability, among others. For these classes, we judgmentally set ultimate losses for each accident year based on our evaluation of loss trends and the current risk environment. The expected ultimate losses are adjusted as the accident years mature.

      Our loss reserve review process does not calculate a range of loss reserve estimates. Using the various complex actuarial methods and different underlying assumptions, management selects the carried reserve for each class of business.

      The inherent uncertainty in the process of establishing loss reserves arises from a number of factors. These factors include but are not limited to:

•	Changes in the inflation rate for goods and services related to covered damages such as medical care and home repair costs,

•	Changes in the judicial environment regarding the interpretation of policy provisions relating to the determination of coverage,

•	Changes in the general attitude of juries in the determination of liability and damages,

•	Changes in our estimates of the number and/or severity of claims that have been incurred but not reported as of the date of the financial statements,

•	Changes in our underwriting standards and

•	Any changes in our claim handling procedures.

      In addition, we must consider the uncertain effects of emerging or potential claims and coverage issues. These issues can have a negative effect on our loss reserves by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims. Examples of emerging or potential claims and coverage issues include increases in the number and size of water damage claims related to remediation of mold conditions and increases in the number and size of directors and officers liability and errors and omissions liability claims arising out of investment banking practices and accounting and other corporate malfeasance. As a result of issues such as these, the uncertainties inherent in estimating ultimate claim costs on the basis of past experience have become increasingly unpredictable, further complicating the already complex loss reserving process. The future impact of these issues and other unforeseen emerging or potential claims and coverage issues is extremely hard to predict and could materially adversely affect the adequacy of our loss reserves.

      Reserves Relating to Asbestos and Toxic Waste Claims. The uncertainties relating to asbestos and toxic waste claims on insurance policies written many years ago are exacerbated by inconsistent court decisions as well as judicial interpretations and legislative actions that in some cases have tended to broaden coverage beyond the original intent of such policies and in others have expanded theories of liability. The industry as a whole is engaged in extensive litigation over these coverage and liability issues and is thus confronted with a continuing uncertainty in its efforts to quantify these exposures.

      Reserves for asbestos and toxic waste claims cannot be estimated with traditional actuarial techniques that rely on historical accident year loss development factors. Quantitative techniques have to be supplemented by subjective considerations including management judgment. It is therefore not possible to determine the future development of asbestos and toxic waste claims with the same degree of reliability as is the case for other types of claims. Such development will be affected by the extent to which courts and legislatures continue to expand the intent of the policies and the scope of the coverage. We establish case reserves and expense reserves for costs of related litigation where sufficient information has been developed to indicate the involvement of a specific insurance policy. In addition, IBNR reserves are established to cover additional exposures on both known and unasserted claims.

      Asbestos Reserves. Asbestos remains the most significant and difficult mass tort for the insurance industry in terms of claims volume and dollar exposure. Asbestos claims relate primarily to bodily injuries asserted by those who came in contact with asbestos or products containing asbestos. Early court cases established the “continuous trigger” theory with respect to insurance coverage. Under this theory, insurance coverage is deemed to be triggered from the time a claimant is first exposed to asbestos until the manifestation of any disease. This interpretation of a policy trigger can involve insurance companies over many years and increases their exposure to liability.

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

      To date, approximately 70 manufacturers and distributors of asbestos products have filed for bankruptcy protection as a result of asbestos liabilities. The rapid increase in both the frequency and severity of claims in recent years accelerated the pace at which these bankruptcies were filed.

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

      Our other asbestos exposures involve product and non-product liability on the part of “peripheral” defendants, including a mix of manufacturers, distributors and installers of certain products that contain asbestos in small quantities and owners of properties on which asbestos exists. Generally, these insureds are named defendants on a regional rather than a nationwide basis. As the financial resources of traditional asbestos defendants have been depleted, plaintiffs are targeting these viable peripheral parties with greater frequency and, in many cases, for larger awards.

      Asbestos claims against the major manufacturers, distributors or installers of asbestos products were presented under the products liability section of primary general liability policies as well as under excess liability policies, both of which typically had aggregate limits that capped an insurer’s liability. In recent years, a number of asbestos claims by insureds are being presented as “non-products” claims, such as those by installers of asbestos products and by property owners who allegedly had asbestos on their property, under the premises or operations section of primary general liability policies. Unlike products exposures, these non-products exposures typically had no aggregate limits, creating potentially greater exposure. Further, in an effort to seek additional insurance coverage, some insureds with installation activities who have substantially eroded their products coverage are presenting new asbestos claims as non-products operations claims or attempting to reclassify previously settled products claims as non-products claims to restore a portion of previously exhausted products aggregate limits. It is difficult to predict whether insureds will be successful in asserting claims under non-products coverage or whether insurers will be successful in asserting additional defenses. Therefore, the impact of such efforts on insurers is uncertain.

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

      In establishing our asbestos reserves, we evaluate the exposure presented by each insured. As part of this evaluation, we consider the available insurance coverage; limits and deductibles; the jurisdictions involved; past settlement values of similar claims; the potential role of other insurance, particularly underlying coverage below our excess liability policies; and applicable coverage defenses, including asbestos exclusions.

      We have assumed a continuing unfavorable legal environment with no benefit from any federal asbestos reform legislation. A recent proposal, which envisioned a sizable trust funded primarily by defendants and insurers, appears highly unlikely to pass.

      In the third quarter of 2002, our actuaries and claim personnel together with our outside actuarial consultants commenced their periodic ground-up exposure-based analysis of our asbestos related liabilities. As part of this analysis, they considered the following adverse trends:

•	Estimates of the ultimate liabilities for traditional asbestos defendants have increased as the number of plaintiff claims has surged over the past few years. The notable increase in claimants as well as potential future claimants has resulted in large settlements of asbestos related litigation. As a result, it now appears more likely that many of these traditional defendants will access higher excess layers of insurance coverage as well as more years of coverage than previously anticipated.

•	Claims have been more aggressively pursued against peripheral asbestos defendants in recent years, partly in response to the bankruptcy or exhaustion of insurance coverage for many of the major traditional defendants.

•	The number of claims filed under the non-aggregate premises or operations section of general liability policies has increased, creating potentially greater exposure.

•	The litigation environment has become increasingly adverse. More than half of lawsuits filed in recent years have been filed in five plaintiff oriented states, where significant verdicts historically have been rendered against commercial defendants.

•	The number of asbestos defendants in bankruptcy has increased, resulting in an increase in the number and cost of declaratory judgment lawsuits to resolve coverage disputes and to effect settlements in the bankruptcy courts.

      Upon completion of the analysis and assessment of the results, we increased our net asbestos loss reserves by $545 million in the third quarter of 2002. Following a thorough review in the fourth quarter by our internal actuarial, claim and reinsurance personnel, we reduced our estimate of reinsurance recoverable on potential asbestos claims. As a result, our net asbestos loss reserves increased by an additional $75 million.

      In the fourth quarter of 2003, our actuaries and claim personnel together with our outside actuarial consultants performed a rigorous update of their 2002 ground-up exposure-based analysis of our asbestos related liabilities. The review noted the same adverse trends observed during the 2002 analysis, particularly a further increase in estimates of the ultimate liabilities for several of our traditional asbestos defendants. In addition, the number of insureds for whom we established reserves and the average severity of claims were both higher than anticipated. Upon completion of the update, we increased our net asbestos loss reserves by $250 million.

      The following table presents a reconciliation of the beginning and ending loss reserves related to asbestos claims.

	Years Ended December 31

	2003	2002	2001

	(in millions)
Gross loss reserves, beginning of year	$885	$225	$225
Reinsurance recoverable, beginning of year	51	10	13

Net loss reserves, beginning of year	834	215	212
Net incurred losses	250	657	57
Net losses paid	72	38	54

Net loss reserves, end of year	1,012	834	215
Reinsurance recoverable, end of year	56	51	10

Gross loss reserves, end of year	$1,068	$885	$225

      Significant uncertainty remains as to our ultimate liability relating to asbestos related claims. This uncertainty is due to such factors as the long latency period between asbestos exposure and disease manifestation and the resulting potential for involvement of multiple policy periods for individual claims as well as the increase in the volume of claims by unimpaired plaintiffs and the increase in claims filed under the non-aggregate premises or operations section of general liability policies. There is also the possibility, however remote, of federal legislation that would address the asbestos problem.

      Toxic Waste Reserves. Toxic waste claims relate primarily to pollution and related cleanup costs. Our insureds have two potential areas of exposure — hazardous waste dump sites and pollution at the insured site primarily from underground storage tanks and manufacturing processes.

      Under the federal “Superfund” law and similar state statutes, when potentially responsible parties (PRPs) fail to handle the clean-up at a hazardous waste site, regulators have the work done and then attempt to establish legal liability against the PRPs. Most sites have multiple PRPs.

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

      There is substantial uncertainty involved in estimating our liabilities related to these claims. First, the liabilities of the claimants are extremely difficult to estimate. At any given site, the allocation of remediation costs among governmental authorities and the PRPs varies greatly depending on a variety of factors. Second, different courts have addressed liability and coverage issues regarding pollution claims and have reached inconsistent conclusions in their interpretation of several issues. These significant uncertainties are not likely to be resolved definitively in the near future.

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

      In establishing our toxic waste reserves, we evaluate the exposure presented by each insured. As part of this evaluation, we consider the probable liability, available insurance coverage, past settlement values of similar exposures as well as facts that are unique to each insured.

      Uncertainty remains as to our ultimate liability relating to toxic waste claims. However, toxic waste losses appear to be developing as expected due to relatively stable claim trends. In many cases, claims are being settled for less than initially anticipated due to more efficient site remediation efforts. In other cases, we have been successful at buying back our policies.

      Despite the stable claim trends, we increased our toxic waste loss reserves by $80 million in the third quarter of 2002 based on the estimate of our actuaries and actuarial consultants as to our ultimate exposure.

      The following table presents a reconciliation of the beginning and ending loss reserves, net of reinsurance recoverable, related to toxic waste claims. There are virtually no reinsurance recoveries related to these claims.

	Years Ended December 31

	2003	2002	2001

	(in millions)
Reserves, beginning of year	$249	$197	$238
Incurred losses	—	84	4
Losses paid	23	32	45

Reserves, end of year	$226	$249	$197

  Catastrophe Risk Management

      Our property and casualty subsidiaries have exposure to losses caused by hurricanes, earthquakes, winter storms, windstorms and other natural catastrophic events. The frequency and severity of natural catastrophes are unpredictable.

      The extent of losses from a catastrophe is a function of both the total amount of insured exposure in an area affected by the event and the severity of the event. We continually assess our concentration of underwriting exposures in catastrophe prone areas globally and develop strategies to manage this exposure through individual risk selection, subject to regulatory constraints, and through the purchase of catastrophe reinsurance. In recent years, we have invested in modeling technologies and concentration management tools that allow us to better monitor and control our accumulations of potential losses from catastrophe exposures. We maintain records showing concentrations of risk in catastrophe exposed areas such as California (earthquake and brush fires) and the gulf and east coasts of the United States (hurricanes). We also continue to explore and analyze credible scientific evidence, including the impact of global climate change, that may affect our potential exposure under insurance policies.

      Despite these efforts, the occurrence of one or more severe catastrophic events in heavily populated areas could have a material adverse effect on the Corporation’s results of operations, financial condition or liquidity.

Terrorism Risk and Legislation

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

      The Terrorism Risk Insurance Act of 2002 (the Terrorism Act) was signed into law on November 26, 2002. The Terrorism Act established a temporary program under which the federal government will share the risk of loss from certain acts of international terrorism with the insurance industry. The program terminates on December 31, 2005. The Terrorism Act is applicable to almost all commercial lines of insurance. Insurance companies with direct commercial insurance exposure in the United States are required to participate in the program. Each insurer has a separate deductible in the event of an act of terrorism before federal assistance becomes available. The deductible is based on a percentage of direct commercial earned premiums from the previous calendar year. For 2004, that deductible is 10% of direct commercial premiums earned in 2003. For losses above the deductible, the federal government will pay for 90% of covered losses, while the insurer contributes 10%. There is a combined annual aggregate limit for the federal government and all insurers of $100 billion; above this amount, insurers are not liable for covered losses. For certain classes of business, such as workers’

compensation, terrorism coverage is mandatory. For those classes of business where it is not mandatory, insureds may choose not to accept the terrorism coverage, which would reduce our exposure. While the provisions of the Terrorism Act will serve to mitigate our exposure in the event of a large-scale terrorist attack, our deductible is substantial, approximating $600 million in 2004. Therefore, we are making a concerted effort to monitor and control terrorism risk aggregations. However, our future operating results could be more volatile due to the limited terrorism coverage in our reinsurance program.

      We also have exposure outside the United States to risk of loss from acts of terrorism. In some jurisdictions, we have access to government mechanisms that would mitigate our exposure.

  Investment Results

      Property and casualty investment income before taxes increased by 14% in 2003 compared with 2002 and by 3% in 2002 compared with 2001. Growth in both years was due to an increase in invested assets, which reflected substantial cash flow from operations over the period. Growth in 2003 also benefited from capital contributions to the property and casualty subsidiaries by the Corporation of $1 billion in the fourth quarter of 2002 and $800 million in the second quarter of 2003. Growth in 2002 benefited from a capital contribution in the fourth quarter of 2001 that added $500 million to the invested assets of the property and casualty subsidiaries. Lower available reinvestment rates on fixed maturities that matured in each year dampened growth in investment income.

      The effective tax rate on our investment income was 20.3% in 2003 compared with 18.2% in 2002 and 17.0% in 2001. The effective tax rate increased each year as a result of our holding a smaller proportion of our investment portfolio in tax-exempt securities.

      On an after-tax basis, property and casualty investment income increased by 11% in 2003 and 2% in 2002. Management uses property and casualty investment income after-tax, a non-GAAP financial measure, to evaluate its investment performance because it reflects the impact of any change in the proportion of the investment portfolio invested in tax-exempt securities and is therefore more meaningful for analysis purposes than investment income before income tax.

  Other Charges

      Other charges include miscellaneous income and expenses of the property and casualty subsidiaries.

      Other charges in 2003 included expenses of $18 million related to the restructuring of our operations in Continental Europe. The restructuring costs consist primarily of severance costs related to branch closings and work force reductions.

      Other charges in 2001 included goodwill amortization of approximately $20 million. The accounting for goodwill was changed in 2002 as discussed further under “Changes in Accounting Principles”. As a result, there was no goodwill amortization in 2003 and 2002.

      Other charges in 2001 also included the $10 million charge for our share of the losses of Hiscox plc from the September 11 attack.

Chubb Financial Solutions

      Chubb Financial Solutions (CFS) was organized in 2000 to develop and provide customized products to address specific financial needs of corporate clients. CFS operated through both the capital and insurance markets. The insurance and reinsurance solutions were written by our property and casualty subsidiaries, and the results of such business are included within our underwriting results.

      In April 2003, the Corporation announced its intention to exit CFS’s non-insurance business and to run-off the existing financial products portfolio. Our objective is to exit this business as quickly as possible while minimizing the potential of a large payment due to an unexpected credit event over the next few years.

      CFS’s non-insurance business was primarily structured credit derivatives, principally as a counterparty in portfolio credit default swap contracts. The Corporation guaranteed all of these obligations.

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

      The fair value of our credit default swaps is subject to fluctuations arising from, among other factors, changes in credit spreads, the financial ratings of referenced asset-backed securities, actual credit events reducing subordination, credit correlation within a portfolio, anticipated recovery rates related to potential defaults and changes in interest rates. Changes in fair value are included in income in the period of the change. Thus, CFS’s results are subject to volatility, which has had a significant effect on the Corporation’s results of operations from period to period. The market risks associated with our obligations under portfolio credit default swaps are discussed under the Financial Products section of Quantitative and Qualitative Disclosures About Market Risk.

      The non-insurance business of CFS produced a loss before taxes of $127 million in 2003 compared with a loss of $70 million in 2002 and income of $9 million in 2001.

      The loss in 2002 was due to adverse movement in the mark-to-market adjustment, which resulted in an increase in the fair value of our future obligations related to the portfolio credit default swaps. Of the increase in the fair value of our obligations, $53 million was due to downgrades in the financial ratings of certain referenced securities underlying two of our asset backed portfolio credit default swaps. Other factors contributing to the increase were a widening of market credit spreads and, for one credit default swap, erosion in the risk layers that are subordinate to the CFS risk layer due to actual losses in those subordinate layers.

      The substantial loss in 2003 was due to further deterioration in the credit quality of certain referenced securities underlying the two asset-backed credit default swaps. In the first nine months of the year, the fair value of our future obligations related to these two swaps increased by $70 million. Then, in the fourth quarter, as described below, we terminated the two swaps and replaced them with a principal and interest guarantee agreement, which resulted in an additional loss of $96 million. The losses related to these two asset-backed swaps were partially offset by mark-to-market gains during the year on our corporate credit default swaps.

      Revenues from the non-insurance business of CFS, primarily consisting of the change in fair value of derivatives contracts, were negative $62 million in 2003, negative $51 million in 2002 and positive $29 million in 2001. Revenues were negative in 2003 and 2002 due to the adverse impact of changes in fair value in both years and the impact in 2003 of the agreement to terminate the two asset-backed portfolio credit default swaps and replace them with a principal and interest guarantee.

      CFS’s aggregate exposure, or retained risk, from its in-force portfolio credit default swaps is referred to as notional amount. Notional amounts are used to express the extent of involvement in swap transactions. These amounts are used to calculate the exchange of contractual cash flows and are not necessarily representative of the potential for gain or loss. The notional amounts are not recorded on the balance sheet.

      At December 31, 2002, the notional amount of CFS’s credit default swaps was approximately $38.7 billion, of which $3.9 billion related to the two asset-backed swaps that had experienced deterioration in credit quality. In connection with our plan to exit the credit derivatives business, we have accelerated the reduction of our notional exposure.

      In the fourth quarter of 2003, CFS paid $50 million to terminate the two asset-backed portfolio credit default swaps that had experienced deterioration in credit quality and simultaneously entered into a new contract that guarantees principal and interest obligations on only $2.3 billion of the original $3.9 billion notional amount. The Corporation has guaranteed CFS’s obligations under the new contract. CFS’s potential payment obligations have been extended from the original termination dates of 2007 and 2008 to the date when the last of the underlying obligations expire. Under the new agreement, CFS’s maximum payment obligation is limited to $500 million regardless of the amount of losses that might be incurred on the $2.3 billion of referenced securities. Moreover, if losses are incurred, CFS’s payment obligations are limited to an extended payment schedule under which no payment would be due until 2010 at the earliest.

      CFS established a liability of $186 million related to the new principal and interest contract, which represented the estimated fair value of the guarantee at its inception. At the same time, CFS eliminated the carried liability of $140 million on the two swaps that were terminated.

      The principal and interest guarantee is not a derivative contract. Therefore, the liability related to this contract will not be marked-to-market each period. Due to the nature of the guarantee, we will reduce this liability only upon either the expiration or settlement of the guarantee. If actual losses are incurred, a liability for the losses will be established, and a portion of the guarantee liability will be released. The amount released will depend on our evaluation of expected ultimate loss experience.

      During 2003, CFS terminated its obligations under certain other portfolio credit default swaps. In addition, CFS entered into a portfolio credit default swap that exactly offsets the provisions of an in force credit default swap with a notional exposure of $500 million. These transactions had almost no impact on CFS’s results of operations.

      As a result of these transactions, the notional amount of CFS’s credit default swaps was reduced to $24.7 billion at December 31, 2003. Our realistic loss exposure is a very small portion of the $24.7 billion notional amount due to several factors. Our position is senior to subordinated interests of $5.9 billion in the aggregate. Of the $5.9 billion of subordination, there were only $37 million of defaults through December 31, 2003, none of which has pierced the subordination limits of any of our contracts. In addition, using our internal ratings models, we estimate that the credit ratings of the individual portfolio credit default swaps at December 31, 2003 were either AAA or AA.

      In addition to portfolio credit default swaps, CFS entered into a derivative contract linked to an equity market index and a few other insignificant non-insurance transactions.

      The notional amount and fair value of our future obligations under derivative contracts by type of risk were as follows:

	December 31

	Notional
	Amount		Fair Value

	2003	2002	2003	2002

	(in billions)		(in millions)
Credit default swaps
Corporate securities	$11.2	$21.2	$21	$88
Asset-backed securities	10.5	15.5	23	103
Loan portfolios	3.0	2.0	2	4

	24.7	38.7	46	195
Other	.4	.4	9	9

	$25.1	$39.1	$55	$204

Corporate and Other

      Corporate and other includes investment income earned on corporate invested assets, interest expense and other expenses not allocated to the operating subsidiaries, and the results of our real estate and other non-insurance subsidiaries. Corporate and other produced a loss before taxes of $157 million in 2003 compared with losses of $74 million and $23 million in 2002 and 2001, respectively. The increasingly higher loss in 2002 and 2003 was due to an increase in interest expense and a decrease in investment income in each of the years compared with the prior year. Interest expense increased in 2003 due to the issuance of $600 million of debt in the fourth quarter of 2002, $500 million of debt in the first quarter of 2003 and $460 million of debt in the second quarter of 2003. The higher interest expense in 2002 was due to the issuance of $600 million of debt in the fourth quarter of 2001. The decrease in investment income in 2002 and again in 2003 was due to lower average corporate invested assets resulting from the capital contributions to the property and casualty subsidiaries.

      Results in 2003 included a loss at The Chubb Institute, Inc., our post secondary educational subsidiary, which provides programs primarily relating to information technology. As part of our focus on our core insurance business, we are analyzing our alternatives with respect to Chubb Institute. The effect of this loss on 2003 results was substantially offset by income from our investment in Allied World Assurance Company, Ltd.

     Real Estate

      Real estate operations resulted in a loss before taxes of $14 million in 2003 compared with losses of $6 million in 2002 and $4 million in 2001. These amounts are included in the corporate and other results. In each year, we sold selected commercial properties as well as residential properties. Real estate revenues were $72 million in 2003, $76 million in 2002 and $87 million in 2001.

      We own approximately $285 million of land which we expect will be developed in the future. In addition, our real estate assets include approximately $180 million of commercial properties and land parcels under lease, of which $23 million related to a variable interest entity in which we are the primary beneficiary. We are continuing to explore the sale of certain of our remaining properties.

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

Realized Investment Gains and Losses

      Net investment gains realized were as follows:

	Years Ended December 31

	2003	2002	2001

	(in millions)
Net gains on sales
Equity securities	$75	$85	$47
Fixed maturities	66	62	33

	141	147	80

Other than temporary impairment
Equity securities	15	67	45
Fixed maturities	42	46	34

	57	113	79

Realized investment gains before tax	$84	$34	$1

Realized investment gains after tax	$55	$22	$1

      A primary reason for the sale of fixed maturities in each of the last three years has been to improve our after-tax portfolio return without sacrificing quality where market opportunities have existed to do so.

      We regularly review our invested assets with a fair value below cost to determine if an other than temporary decline in value has occurred. In evaluating whether a decline in value of any investment is other than temporary, we consider various quantitative and qualitative factors including the length of time and the extent to which the fair value has been less than the cost, the financial condition and near term prospects of the issuer, whether the debtor is current on contractually obligated interest and principal payments, and our intent and ability to hold the investment for a period of time sufficient to allow us to recover our cost. If a decline in the fair value of an individual security is deemed to be other than temporary, the difference between cost and estimated fair value is charged to income as a realized investment loss. The fair value of the investment becomes its new cost basis.

      The writedowns of fixed maturities in 2003 were primarily due to collateral deterioration of several asset-backed securities and price declines of a few corporate credits in the airline and energy sectors.

      The writedowns in 2002 and 2001 were primarily due to credit deterioration and corporate failures of several issuers, particularly in the telecommunications and, to a lesser extent, energy-related industries.

Income Taxes

      We establish deferred income taxes on the undistributed earnings of foreign subsidiaries. Similarly, we establish deferred tax assets related to the expected future U.S. tax benefit of losses and foreign taxes incurred by our foreign subsidiaries. To evaluate the realization of the future tax benefit of these deferred tax assets, management must consider whether it is more likely than not that sufficient taxable income will be generated. Management’s judgment is based on its assessment of business plans and related projections of future taxable income that reflect assumptions about increased premium volume, higher rates and improved policy terms as well as available tax planning strategies. The tax loss carryforwards and foreign tax credits have no expiration. However, we are required under generally accepted accounting principles to consider a relatively near term horizon when we evaluate the likelihood of realizing future tax benefits.

      During the years 2000 through 2002, Chubb Insurance Company of Europe (Chubb Europe) incurred substantial losses. These losses were the result of underwriting losses during the period due to inadequate prices and adverse claims trends, particularly for directors and officers liability and errors and omissions liability coverages. At December 31, 2002, the deferred income tax asset related to the expected future U.S. tax benefit of the losses and foreign taxes incurred by Chubb Europe was $140 million. During the fourth quarter of 2002, we established a valuation allowance of $40 million for the portion of these tax assets that we could not recognize for accounting purposes due to the requirement to evaluate realization over a near term horizon.

      Due to profitable results in Chubb Europe during 2003, as of December 31, 2003, the deferred income tax asset related to the expected future U.S. tax benefit of the losses and foreign taxes incurred by Chubb Europe had been reduced to $100 million. As a result, in the fourth quarter of 2003, we concluded that it is more likely than not that the deferred tax assets will be realized over a near term horizon and we eliminated the valuation allowance.

Capital Resources and Liquidity

      Capital resources and liquidity represent the overall financial strength of the Corporation and its ability to generate cash flows from its operating subsidiaries, borrow funds at competitive rates and raise new capital to meet operating and growth needs.

  Capital Resources

      Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. At December 31, 2003, the Corporation had shareholders’ equity of $8.5 billion and total debt of $2.8 billion.

      In February 2003, $100 million of 6 7/8% notes were paid when due.

      In March 2003, the Corporation issued $225 million of unsecured 3.95% notes due in 2008 and $275 million of unsecured 5.2% notes due in 2013. Net proceeds from the issuance of the notes were $495 million.

      In June 2003, a shelf registration statement that the Corporation filed in March 2003 was declared effective by the Securities and Exchange Commission. Under the registration statement, up to $2.5 billion of various types of securities may be issued. At December 31, 2003, the Corporation had approximately $650 million remaining under the shelf registration statement.

      In June 2003, the Corporation sold 15,525,000 shares of common stock. Net proceeds from the sale of the shares were $887 million. Concurrently, the Corporation issued $460 million of unsecured 2.25% senior notes due in 2008 and 18.4 million purchase contracts. The senior notes and purchase contracts were issued together in the form of 7% equity units, each of which initially represents $25 principal amount of senior notes and one purchase contract. The net proceeds from this offering were $446 million. Each purchase contract obligates the investor to purchase for $25 a variable number of shares of the Corporation’s common stock on August 16, 2006. The number of shares to be purchased will be determined based on a formula that considers the market price of our common stock immediately prior to the time of settlement in relation to the $59.50 per share sale price of our common stock at the time the equity units were offered. Upon settlement of the purchase contracts, the Corporation will receive proceeds of approximately $460 million and will issue between approximately 6,500,000 and 7,700,000 shares of common stock.

      In 2002, the Corporation issued $600 million of unsecured 4% senior notes due in 2007 and 24 million mandatorily exercisable warrants to purchase the Corporation’s common stock. The senior notes and warrants were issued together in the form of 7% equity units, each of which initially represents $25 principal amount of senior notes and one warrant. The net proceeds were $582 million. Each warrant obligates the investor to purchase for $25 a variable number of shares of the Corporation’s common stock on or before November 16, 2005. The number of shares to be purchased will be determined based on a formula that considers the market price of our common stock immediately prior to the time of settlement in relation to the $56.64 per share sale price of our common stock at the time the equity units were offered. Upon settlement of the warrants, the Corporation will receive proceeds of approximately $600 million and will issue between approximately 8,700,000 and 10,600,000 shares of common stock.

      The equity units are further described in Notes (10)(a) and (20)(c) of the Notes to Consolidated Financial Statements.

      The proceeds from the issuance of the notes, the common stock and the equity units are being used for general corporate purposes, including capital contributions to our property and casualty subsidiaries to support growth.

      The Corporation also has outstanding $300 million of unsecured 6.15% notes due in 2005, $400 million of unsecured 6% notes due in 2011, $100 million of unsecured 6.6% debentures due in 2018 and $200 million of unsecured 6.8% debentures due in 2031.

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

      In July 1998, the Board of Directors authorized the repurchase of up to 12,500,000 shares of the Corporation’s common stock. In June 2001, the Board of Directors authorized the repurchase of up to an additional 16,000,000 shares. The 1998 authorization has no expiration; the 2001 authorization expired on June 30, 2003. As of December 31, 2003, 3,287,100 shares remained under the 1998 share repurchase authorization. The Corporation made no share repurchases during 2003. The Corporation repurchased 1,500,000 shares in open-market transactions in 2002 at a cost of $99 million and 7,971,600 shares in 2001 at a cost of $556 million. We do not anticipate that we will repurchase any shares of our common stock in 2004.

     Ratings

      The Corporation and its insurance subsidiaries are rated by major rating agencies. These ratings reflect the rating agency’s opinion of our financial strength, operating performance, strategic position and ability to meet our obligations to policyholders. Standard & Poor’s Ratings Services lowered certain of our ratings in the first quarter of 2003. Following the announcement of our fourth quarter 2003 earnings, which included charges taken to strengthen our asbestos loss reserves and to limit our exposure on the two credit default swaps written by CFS that had experienced deterioration in credit quality, Moody’s Investors Service lowered our debt ratings and changed to negative the outlook for our ratings.

      The following table summarizes the Corporation’s credit ratings from the major independent rating organizations as of March 9, 2004.

	A.M. Best	Standard & Poor’s	Moody’s	Fitch

Senior unsecured debt rating	aa-	A	A2	A+
Preferred stock rating	a+	BBB+	Baa1
Commercial paper	AMB1+	A-1	P-1	F-1
Counterparty credit rating		A

      The following table summarizes our property and casualty subsidiaries’ financial strength ratings from the major independent rating organizations as of March 9, 2004.

	A.M. Best	Standard & Poor’s	Moody’s	Fitch

Financial strength	A++	AA	Aa2	AA

      Ratings are an important factor in establishing our competitive position in our operating businesses. There can be no assurance that our ratings will continue for any given period of time or that they will not be changed. Further reductions in our ratings could adversely affect the competitive position of our operating businesses.

      It is possible that positive or negative ratings actions may occur in the future. If our ratings were downgraded, the Corporation may incur higher borrowing costs and may have more limited means to access capital.

  Contractual Obligations and Off-Balance Sheet Arrangements

      The following table provides our future payments due by period under contractual obligations as of December 31, 2003, aggregated by type of obligation.

						There-
	2004	2005	2006	2007	2008	after	Total

	(in millions)
Principal due under long-term debt	$—	$301	$—	$676	$686	$1,140	$2,803
Interest, warrant fee and contract adjustment payments on long-term debt and equity units	173	173	131	114	78	596	1,265
Future minimum rental payments under operating leases	96	89	83	77	67	333	745

Total	$269	$563	$214	$867	$831	$2,069	$4,813

      The Corporation had certain commitments totaling $394 million at December 31, 2003 to fund limited partnership investments. These capital commitments can be called by the partnerships during the commitment period (on average, 1-4 years) to fund working capital needs or the purchase of new investments.

      The Corporation does not have any material off-balance sheet arrangements, except as discussed in Note (16) of the Notes to Consolidated Financial Statements.

     Liquidity

      Liquidity is a measure of our ability to generate sufficient cash flows to meet the short and long term cash requirements of our business operations.

      Our property and casualty operations provide liquidity in that premiums are generally received months or even years before losses are paid under the policies purchased by such premiums. Historically, cash receipts from operations, consisting of insurance premiums and investment income, have provided more than sufficient funds to pay losses, operating expenses and dividends to the Corporation. After satisfying our cash requirements, excess cash flows are used to build the investment portfolio and thereby increase future investment income.

      New cash from operations available for investment by the property and casualty subsidiaries was approximately $3.1 billion in 2003 compared with $1.9 billion in 2002 and $570 million in 2001. New cash available in 2003 was higher than in 2002 due to the substantial growth in premium receipts in 2003 without a commensurate increase in paid losses or operating expenses. The increase in new cash in 2002 was due to the significant growth in premium receipts while paid losses were similar in 2002 and 2001.

      In addition to the cash from operations, the property and casualty subsidiaries received capital contributions from the Corporation of $800 million in the second quarter of 2003, $1 billion in the fourth quarter of 2002 and $750 million in the fourth quarter of 2001. In 2001, $250 million was used by a property and casualty subsidiary to fund the purchase of a 19% interest in Allied World Assurance Holdings, Ltd, a newly formed Bermuda-based insurer. In 2002, the interest in Allied World Assurance Holdings was transferred as a dividend from the property and casualty subsidiary to the Corporation.

      Our property and casualty subsidiaries maintain investments in highly liquid, short-term and other marketable securities to provide for immediate cash needs.

      The Corporation’s liquidity requirements in the past have been met by dividends from its property and casualty subsidiaries and the issuance of commercial paper and debt and equity securities. Liquidity requirements in the future will be met by these sources of funds as well as borrowings from its credit facilities.

      The declaration and payment of future dividends to the Corporation’s shareholders will be at the discretion of the Corporation’s Board of Directors and will depend upon many factors, including our operating results, financial condition, capital requirements and any regulatory constraints.

      As a holding company, the Corporation’s ability to continue to pay dividends to shareholders and to satisfy its obligations, including the payment of interest and principal on debt obligations, relies on the availability of liquid assets in the Corporation, which is dependent in large part on the dividend paying ability of its property and casualty subsidiaries. Various state insurance laws restrict the Corporation’s property and casualty subsidiaries as to the amount of dividends they may pay without the prior approval of regulatory authorities. The restrictions are generally based on net income and on certain levels of policyholders’ surplus as determined in accordance with statutory accounting practices. Dividends in excess of such thresholds are considered “extraordinary” and require prior regulatory approval. During 2003, these subsidiaries paid cash dividends to the Corporation totaling $270 million. The maximum dividend distribution that may be made by the property and casualty subsidiaries to the Corporation during 2004 without prior approval is approximately $630 million.

      We believe that our strong financial position and conservative debt level provide us with the flexibility and capacity to obtain funds externally through debt or equity financings on both a short term and long term basis. However, should our ratings be downgraded, our ability to access the markets to satisfy our liquidity requirements could be adversely affected.

      The Corporation has two credit agreements with a group of banks that provide for unsecured borrowings of up to $500 million in the aggregate. The $250 million short term revolving credit facility, which was to have terminated on June 27, 2003, was extended to June 24, 2004 and may be renewed or replaced. The $250 million medium term revolving credit facility terminates on June 28, 2007. On the respective termination dates for these agreements, any loans then outstanding become payable. There have been no borrowings under these agreements. Various interest rate options are available to the Corporation, all of which are based on market interest rates. The facilities are available for general corporate purposes and to support the Corporation’s commercial paper borrowing arrangement.

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

      In 2003, we invested new cash in tax-exempt bonds and taxable bonds and, to a lesser extent, equity securities. The taxable bonds were primarily mortgage-backed securities, foreign government bonds and U.S. Treasury securities. In 2002, we invested new cash in mortgage-backed securities and, to a lesser extent, U.S. Treasury securities. In 2001, we invested new cash primarily in corporate bonds. Our objective is to achieve the appropriate mix of taxable and tax-exempt securities in our portfolio to balance both investment and tax strategies. At December 31, 2003, 51% of our fixed maturity portfolio was invested in tax-exempt bonds compared with 53% at December 31, 2002 and 59% at December 31, 2001.

      Fixed maturity securities that we have the ability and intent to hold to maturity are classified as held-to-maturity. The remaining fixed maturities, which may be sold prior to maturity to support our investment strategies, such as in response to changes in interest rates and the yield curve or to maximize after-tax returns, are classified as available-for-sale. Fixed maturities classified as held-to-maturity are carried at amortized cost while fixed maturities classified as available-for-sale are carried at market value. At December 31, 2003, 2% of the fixed maturity portfolio was classified as held-to-maturity compared with 5% at December 31, 2002 and 8% at December 31, 2001.

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

      The unrealized appreciation before tax of investments carried at market value, which includes fixed maturities classified as available-for-sale and equity securities, was $1,036 million, $901 million and $389 million at December 31, 2003, 2002 and 2001, respectively. Such unrealized appreciation is reflected in a separate component of other comprehensive income, net of applicable deferred income tax.

      The unrealized market appreciation before tax of those fixed maturities carried at amortized cost was $35 million, $56 million and $64 million at December 31, 2003, 2002 and 2001, respectively. Such unrealized appreciation was not reflected in the consolidated financial statements.

      Changes in unrealized market appreciation or depreciation of fixed maturities were due primarily to fluctuations in interest rates.

Changes in Accounting Principles

      Effective January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 may not be applied retroactively to financial statements of prior periods. Under SFAS No. 142, goodwill is no longer amortized. Goodwill amortization was approximately $20 million in 2001.

      Effective January 1, 2003, the Corporation adopted the fair value method of accounting for stock-based employee compensation plans, which is the method of accounting defined in SFAS No. 123, Accounting for Stock-Based Compensation. Under the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period. Prior period financial statements were not restated. The adoption of the fair value method of accounting for stock-based employee compensation plans resulted in a reduction in net income of approximately $46 million in 2003.

      In the fourth quarter of 2003, the Corporation adopted Financial Accounting Standards Board Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. FIN 46 requires that a variable interest entity be consolidated by its primary beneficiary. As a result of its variable interests in a real estate partnership, our real estate subsidiary is the primary beneficiary of the partnership. We applied FIN 46 by retroactively restating prior year financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. The effect of the restatement on previously reported December 31, 2000 shareholders’ equity was a decrease of $33.5 million. The effect on net income for 2001 and 2002, as previously reported, and on net income for 2003 was immaterial.

      These changes in accounting are discussed further in Note (2) of the Notes to Consolidated Financial Statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

      Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. Our primary exposure to market risks relates to our investment portfolio, which is sensitive to changes in interest rates and, to a lesser extent, credit quality, prepayment, foreign currency exchange rates and equity prices. We also have exposure to market risks through CFS’s financial products portfolio and our debt obligations. Analytical tools and monitoring systems are in place to assess each of these elements of market risk.

Investment Portfolio

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

      The following table provides information about our fixed maturity investments, which are sensitive to changes in interest rates. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates at December 31, 2003 and 2002. The cash flows are based on the earlier of the call date or the maturity date or, for mortgage-backed securities, expected payment patterns. Actual cash flows could differ from the expected amounts.

	At December 31, 2003

							Total

								Estimated
						There-	Amortized	Market
	2004	2005	2006	2007	2008	after	Cost	Value

	(in millions)
Tax-exempt	$698	$852	$642	$759	$753	$7,273	$10,977	$11,656
Average interest rate	6.0%	5.5%	5.5%	5.4%	5.1%	4.7%	—	—
Taxable — other than mortgage-backed securities	760	894	487	607	1,104	3,296	7,148	7,373
Average interest rate	4.9%	3.8%	5.2%	5.1%	4.8%	5.1%	—	—
Mortgage-backed securities	522	352	335	310	549	1,316	3,384	3,418
Average interest rate	4.8%	4.8%	5.0%	5.0%	5.9%	5.0%	—	—

Total	$1,980	$2,098	$1,464	$1,676	$2,406	$11,885	$21,509	$22,447

	At December 31, 2002

							Total

								Estimated
						There-	Amortized	Market
	2003	2004	2005	2006	2007	after	Cost	Value

	(in millions)
Tax-exempt	$510	$658	$1,376	$693	$730	$5,277	$9,244	$9,934
Average interest rate	5.8%	5.8%	5.6%	5.6%	5.5%	5.1%	—	—
Taxable — other than mortgage-backed securities	452	759	617	519	534	2,513	5,394	5,610
Average interest rate	4.8%	4.8%	5.9%	5.9%	5.8%	5.6%	—	—
Mortgage-backed securities	500	396	235	225	217	1,146	2,719	2,775
Average interest rate	5.7%	5.2%	5.6%	5.8%	5.7%	6.2%	—	—

Total	$1,462	$1,813	$2,228	$1,437	$1,481	$8,936	$17,357	$18,319

      We have consistently invested in high quality marketable securities. As a result, we believe that we have minimal credit quality risk. Approximately 70% of the taxable bonds in our portfolio are issued by the U.S. Treasury or U.S. government agencies or rated AA or better by Moody’s or Standard and Poor’s. Of the tax-exempt bonds, more than 90% are rated AA or better with about 65% rated AAA. Approximately 2% of our bond portfolio is below investment grade. Our taxable bonds have an average maturity of five years, while our tax-exempt bonds mature on average in nine years.

      Prepayment risk refers to the changes in prepayment patterns related to decreases and increases in interest rates that can either shorten or lengthen the expected timing of the principal repayments and thus the average life of a security, potentially reducing or increasing its effective yield. Such risk exists primarily within our portfolio of mortgage-backed securities. We monitor such risk regularly and invest primarily in those classes of mortgage-backed securities that are less subject to prepayment risk.

      Mortgage-backed securities comprised 32% and 34% of our taxable bond portfolio at year-end 2003 and 2002, respectively. About 68% of our mortgage-backed securities holdings at December 31, 2003 related to residential mortgages consisting of government agency pass-through securities, government agency collateralized mortgage obligations (CMOs) and AAA rated non-agency CMOs backed by government agency collateral or single family home mortgages. The majority of the CMOs are actively traded in liquid markets and market value information is readily available from broker/dealers. An additional 17% of our mortgage-backed securities were call protected AAA rated commercial mortgage-backed securities. The remaining mortgage-backed holdings were in investment grade commercial mortgage-backed securities.

      Foreign currency risk is the sensitivity to foreign exchange rate fluctuations of the market value and investment income related to foreign currency denominated financial instruments. The functional currency of our foreign operations is generally the currency of the local operating environment since business is primarily transacted in such local currency. We reduce the risks relating to currency fluctuations by maintaining investments in those foreign currencies in which our property and casualty subsidiaries have loss reserves and other liabilities. Such investments have characteristics similar to our liabilities in those currencies. At December 31, 2003, the property and casualty subsidiaries held non-U.S. investments of $3.7 billion supporting their international operations. These investments have quality and maturity characteristics similar to our domestic portfolio. The principal currencies creating foreign exchange rate risk for the property and casualty subsidiaries are the British pound sterling, the euro and the Canadian dollar. The following table provides information about those fixed maturity investments that are denominated in these currencies. The table presents cash flows of principal amounts in U.S. dollar equivalents by expected maturity dates at December 31, 2003 and 2002. Actual cash flows could differ from the expected amounts.

	At December 31, 2003

							Total

								Estimated
						There-	Amortized	Market
	2004	2005	2006	2007	2008	after	Cost	Value

	(in millions)
British pound sterling	$27	$120	$72	$98	$153	$592	$1,062	$1,062
Euro	17	38	75	111	109	532	882	899
Canadian dollar	44	78	93	84	149	253	701	729

	At December 31, 2002

							Total

								Estimated
						There-	Amortized	Market
	2003	2004	2005	2006	2007	after	Cost	Value

	(in millions)
British pound sterling	$8	$55	$118	$51	$62	$249	$543	$560
Euro	11	100	55	53	96	300	615	643
Canadian dollar	10	35	60	61	75	249	490	520

      Equity price risk is the potential loss in market value of our equity securities resulting from adverse changes in stock prices. In general, equities have more year-to-year price variability than intermediate term high grade bonds. However, returns over longer time frames have been consistently higher. Our publicly traded equity securities are high quality, diversified across industries and readily marketable. Our portfolio also includes alternative investments, primarily investment partnerships. These investments by their nature are less liquid than other investments. We actively manage our market risk by allocating a comparatively small amount of funds to alternative investments, performing extensive research prior to investing in a new investment and monitoring the performance of the entities in which we have invested. A hypothetical decrease of 10% in the market price of each of the equity securities held at December 31, 2003 and 2002 would have resulted in a decrease of $151 million and $99 million, respectively, in the fair value of the equity securities portfolio.

      All of the above risks are monitored on an ongoing basis. A combination of in-house systems and proprietary models and externally licensed software are used to analyze individual securities as well as each portfolio. These tools provide the portfolio managers with information to assist them in the evaluation of the market risks of the portfolio.

Financial Products

      The Corporation, through CFS’s business, assumed exposure to credit risk through portfolio credit default swaps. In a typical portfolio credit default swap, the occurrence of certain defined credit events related to referenced entities within a specified portfolio will result in a deterioration of the subordination. When losses related to cumulative credit events exceed the subordination, the contract requires CFS to make payment to its counterparty. These obligations are guaranteed by the Corporation. As discussed in the Chubb Financial Solutions section of MD&A, we have exited this business and are running off CFS’s remaining portfolio credit default swaps.

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

      At December 31, 2003, our in-force corporate portfolio credit default swaps have final maturities within two to nine years, with an expected average remaining life of four years. Our in-force asset-backed portfolio credit default swaps have final maturities that range from 2011 to 2041. However, due to amortization of the underlying assets and other terms related to those swaps, the expected average remaining life is seven years.

      The following table provides information about our portfolio credit default swaps by maturity, including the fair value of future obligations:

	At December 31, 2003

						There-
	2004	2005	2006	2007	2008	after	Total

Notional exposure (in billions)	$—	$3.3	$.3	$9.7	$—	$11.4	$24.7
Remaining subordination (in billions)	—	.1	.1	2.2	—	3.5	5.9
Actual defaults (in millions)	—	37	—	—	—	—	37
Fair value of future obligations (in millions)	—	3	—	14	—	29	46

	At December 31, 2002

						There-
	2003	2004	2005	2006	2007	after	Total

Notional exposure (in billions)	$—	$—	$2.9	$4.7	$15.7	$15.4	$38.7
Remaining subordination (in billions)	—	—	.2	.7	3.0	2.6	6.5
Actual defaults (in millions)	—	—	77	20	—	—	97
Fair value of future obligations (in millions)	—	—	26	14	78	77	195

      CFS also assumed exposure to credit risk through the principal and interest guarantee entered into in 2003 that guarantees to the counterparty the payment of any principal or interest amount due and not paid with respect to a group of referenced securities. The notional exposure under the guarantee is $2.3 billion. However, CFS’s maximum payment obligation is limited to $500 million. At the inception of the agreement, CFS established a liability of $186 million for the estimated fair value of the guarantee.

Debt

      We also have interest rate risk on our debt obligations. The following table provides information about our long term debt obligations and related interest rate swap at December 31, 2003. For debt obligations, the table presents expected cash flow of principal amounts and related weighted average interest rates by maturity date. For the interest rate swap, the table presents the notional amount and related average interest rates by maturity date.

	At December 31, 2003

									Estimated
						There-			Market
	2004	2005	2006	2007	2008	after		Total	Value

	(in millions)
Long-term debt
Expected cash flows of principal amounts	$—	$301	$—	$676	$686	$1,140		$2,803	$3,096
Average interest rate	—	6.2%	—	4.4%	2.8%	6.4%
Interest rate swap
Notional amount	$—	$—	$—	$—	$—	$125		$125	$11
Variable pay rate						3.2	%(a)
Fixed receive rate						8.7%

(a)	3 month LIBOR rate plus 204 basis points

Item 8.  Consolidated Financial Statements and Supplementary Data

      Consolidated financial statements of the Corporation at December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003 and the report of independent auditors thereon and the Corporation’s unaudited quarterly financial data for the two-year period ended December 31, 2003 are listed in Item 15(a) of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.  Controls and Procedures

      As of December 31, 2003, an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures was performed under the supervision and with the participation of the Corporation’s management, including the chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Corporation’s disclosure controls and procedures were effective as of the evaluation date.

      During the three month period ended December 31, 2003, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to affect, the Corporation’s internal control over financial reporting.

      In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as amended by Section 202 of the Sarbanes-Oxley Act of 2002, the Corporation is required to disclose the approval by the Audit Committee of the Board of Directors of non-audit services to be performed by Ernst & Young LLP, the Corporation’s independent auditors. Non-audit services are services other than those provided in connection with an audit or review of the financial statements. During the period covered by this filing, the Audit Committee approved non-audit services, including: (1) tax compliance assistance, (2) tax consultation, (3) expatriate services, consisting of tax support and compensation and administrative services, (4) permitted actuarial services in Canada, Europe, and Australia, (5) employee benefit plan audits, (6) consultations in connection with accounting or disclosure treatment of anticipated transactions, (7) consultations in connection with implementation of requirements of the Sarbanes-Oxley Act, SEC rules and the New York Stock Exchange’s listing standards, (8) audits of internal controls and statutory reports required by regulators not otherwise approved as “Audit Services,” and (9) technical information subscriptions and training.

PART III.

Item 10.  Directors and Executive Officers of the Registrant

      Information regarding the Corporation’s Directors is incorporated by reference from the Corporation’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders, under the captions “Our Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.” Information regarding the Corporation’s executive officers is included in Part I of this report under the caption “Executive Officers of the Registrant.” Information regarding the Corporation’s Code of Ethics for CEO and Senior Financial Officers is included in Item 1 of this report under the caption “Business — General.” Information regarding the Audit Committee of the Corporation’s Board of Directors and its Audit Committee financial experts is incorporated by reference from the Corporation’s definitive Proxy statement for the 2004 Annual Meeting of Shareholders, under the captions “Corporate Governance — Audit Committee” and “Committee Assignments.”

Item 11.  Executive Compensation

      Incorporated by reference from the Corporation’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders, under the captions “Corporate Governance — Directors’ Compensation” and “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Incorporated by reference from the Corporation’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13.  Certain Relationships and Related Transactions

      Incorporated by reference from the Corporation’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders, under the caption “Certain Transactions and Other Matters.”

Item 14.  Principal Accountant Fees and Services

      Incorporated by reference from the Corporation’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders, under the caption “Proposal 4: Ratification of Appointment of Independent Auditor.”

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

      The Registrant filed a current report on Form 8-K on December 2, 2003 with respect to amendments to the employment agreements of John D. Finnegan.

      The Registrant filed a current report on Form 8-K on December 9, 2003 with respect to the adoption of amendments to the Registrant’s by-laws.

      The Registrant filed a current report on Form 8-K on February 3, 2004 furnishing under Item 12 information with respect to the issuance of a press release announcing its results for the quarter ended December 31, 2003 and announcing the availability of the Supplementary Investor Information Report for the quarter and year ended December 31, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHUBB CORPORATION

(Registrant)
March 5, 2004

By	/s/ JOHN D. FINNEGAN

(John D. Finnegan Chairman, President and
Chief Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOHN D. FINNEGAN (John D. Finnegan)	Chairman, President, Chief Executive Officer and Director	March 5, 2004

/s/ ZOË BAIRD (Zoë Baird)	Director	March 5, 2004

/s/ JOHN C. BECK (John C. Beck)	Director	March 5, 2004

/s/ SHEILA P. BURKE (Sheila P. Burke)	Director	March 5, 2004

/s/ JAMES I. CASH, JR. (James I. Cash, Jr.)	Director	March 5, 2004

/s/ JOEL J. COHEN (Joel J. Cohen)	Director	March 5, 2004

/s/ JAMES M. CORNELIUS (James M. Cornelius)	Director	March 5, 2004

/s/ DAVID H. HOAG (David H. Hoag)	Director	March 5, 2004

/s/ KLAUS J. MANGOLD (Klaus J. Mangold)	Director	March 5, 2004

Signature	Title	Date

/s/ WARREN B. RUDMAN (Warren B. Rudman)	Director	March 5, 2004

/s/ DAVID G. SCHOLEY (David G. Scholey)	Director	March 5, 2004

(Raymond G.H. Seitz)	Director	March 5, 2004

/s/ LAWRENCE M. SMALL (Lawrence M. Small)	Director	March 5, 2004

/s/ DANIEL E. SOMERS (Daniel E. Somers)	Director	March 5, 2004

/s/ KAREN HASTIE WILLIAMS (Karen Hastie Williams)	Director	March 5, 2004

/s/ JAMES M. ZIMMERMAN (James M. Zimmerman)	Director	March 5, 2004

/s/ ALFRED W. ZOLLAR (Alfred W. Zollar)	Director	March 5, 2004

/s/ MICHAEL O’REILLY (Michael O’Reilly)	Vice Chairman and Chief Financial Officer	March 5, 2004

/s/ HENRY B. SCHRAM (Henry B. Schram)	Senior Vice President and Chief Accounting Officer	March 5, 2004

REPORT OF MANAGEMENT

   Management is responsible for the integrity of the financial information included in this annual report and for ascertaining that such information presents fairly the financial position and operating results of the Corporation. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States. Such statements include informed estimates and judgments of management for those transactions that are not yet complete. Financial information presented elsewhere in this annual report is consistent with that in the financial statements.

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

   The Audit Committee of the Board of Directors engages Ernst & Young LLP, on behalf of the Corporation, as independent auditors to audit the Corporation’s financial statements and express their opinion thereon. They have full access to each member of management in conducting their audits. Such audits are conducted in accordance with auditing standards generally accepted in the United States and include a review and evaluation of the system of internal accounting controls, tests of the accounting records and other auditing procedures they consider necessary to express their opinion on the consolidated financial statements.

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

REPORT OF INDEPENDENT AUDITORS

ERNST & YOUNG LLP
5 Times Square
New York, New York 10036

The Board of Directors and Shareholders
The Chubb Corporation

      We have audited the accompanying consolidated balance sheets of The Chubb Corporation as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity, cash flows and comprehensive income for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the index at Item 15(a). These financial statements and schedules are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Chubb Corporation at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

      As discussed in Note (2) to the financial statements, in 2003 the Corporation changed their method of accounting for stock-based employee compensation and adopted FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51.

February 27, 2004

THE CHUBB CORPORATION
Consolidated Statements of Income

	In Millions
	Years Ended December 31
	2003	2002	2001

Revenues
Premiums Earned	$10,182.5	$8,085.3	$6,656.4
Investment Income	1,118.3	997.3	982.8
Other Revenues	8.8	23.8	114.0
Realized Investment Gains	84.4	33.9	.8

TOTAL REVENUES	11,394.0	9,140.3	7,754.0

Losses and Expenses
Insurance Losses and Loss Expenses	6,867.2	6,064.6	5,357.4
Amortization of Deferred Policy Acquisition Costs	2,535.6	2,077.8	1,771.4
Other Insurance Operating Costs and Expenses	704.7	594.1	483.4
Other Expenses	150.4	101.4	110.1
Investment Expenses	29.0	24.7	14.1
Corporate Expenses	173.5	109.3	83.6

TOTAL LOSSES AND EXPENSES	10,460.4	8,971.9	7,820.0

INCOME (LOSS) BEFORE FEDERAL AND FOREIGN INCOME TAX	933.6	168.4	(66.0)
Federal and Foreign Income Tax (Credit)	124.8	(54.5)	(177.5)

NET INCOME	$808.8	$222.9	$111.5

Net Income Per Share
Basic	$4.51	$1.31	$.65
Diluted	4.46	1.29	.63

See accompanying notes.

THE CHUBB CORPORATION
Consolidated Balance Sheets

	In Millions
	December 31
	2003	2002

		(Restated)
Assets
Invested Assets
Short Term Investments	$2,695.9	$1,756.7
Fixed Maturities
Held-to-Maturity — Tax Exempt (market $502.2 and $850.7)	467.0	794.9
Available-for-Sale
Tax Exempt (cost $10,509.7 and $8,449.2)	11,154.0	9,082.9
Taxable (cost $10,531.8 and $8,112.5)	10,790.7	8,385.7
Equity Securities (cost $1,381.4 and $998.3)	1,514.4	992.2

TOTAL INVESTED ASSETS	26,622.0	21,012.4

Cash	52.2	41.9
Securities Lending Collateral	704.8	1,354.8
Accrued Investment Income	286.8	246.9
Premiums Receivable	2,188.0	2,040.6
Reinsurance Recoverable on Unpaid Losses and Loss Expenses	3,426.6	4,071.5
Prepaid Reinsurance Premiums	391.0	479.3
Deferred Policy Acquisition Costs	1,343.4	1,150.0
Real Estate Assets	518.8	551.4
Investment in Partially Owned Company	312.3	266.7
Deferred Income Tax	641.4	630.5
Goodwill	467.4	467.4
Other Assets	1,405.9	1,767.5

TOTAL ASSETS	$38,360.6	$34,080.9

Liabilities
Unpaid Losses and Loss Expenses	$17,947.8	$16,713.1
Unearned Premiums	5,939.4	5,049.9
Securities Lending Payable	704.8	1,354.8
Long Term Debt	2,813.9	1,959.1
Dividend Payable to Shareholders	67.7	59.9
Accrued Expenses and Other Liabilities	2,365.0	2,118.4

TOTAL LIABILITIES	29,838.6	27,255.2

Commitments and Contingent Liabilities (Notes 11 and 16)

Shareholders’ Equity
Preferred Stock — Authorized 4,000,000 Shares; $1 Par Value; Issued — None	—	—
Common Stock — Authorized 600,000,000 Shares; $1 Par Value; Issued 195,803,824 and 180,296,834 Shares	195.8	180.3
Paid-In Surplus	1,318.8	445.4
Retained Earnings	6,868.9	6,319.0
Accumulated Other Comprehensive Income
Unrealized Appreciation of Investments, Net of Tax	673.6	585.5
Foreign Currency Translation Gains (Losses), Net of Tax	12.0	(56.5)
Receivable from Employee Stock Ownership Plan	(17.9)	(34.1)
Treasury Stock, at Cost — 7,840,448 and 9,095,162 Shares	(529.2)	(613.9)

TOTAL SHAREHOLDERS’ EQUITY	8,522.0	6,825.7

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$38,360.6	$34,080.9

See accompanying notes.

THE CHUBB CORPORATION
Consolidated Statements of Shareholders’ Equity

	In Millions
	Years Ended December 31
	2003	2002	2001

		(Restated)	(Restated)
Preferred Stock
Balance, Beginning and End of Year	$—	$—	$—

Common Stock
Balance, Beginning of Year	180.3	180.1	178.8
Common Stock Offering	15.5	—	—
Share Activity under Option and Incentive Plans	—	.2	1.3

Balance, End of Year	195.8	180.3	180.1

Paid-In Surplus
Balance, Beginning of Year	445.4	527.0	466.0
Common Stock Offering	871.3	—	—
Issuance of Equity Units	(78.1)	(64.9)	—
Share Activity under Option and Incentive Plans	80.2	(16.7)	61.0

Balance, End of Year	1,318.8	445.4	527.0

Retained Earnings
Balance, December 31, 2000, as Previously Reported			6,492.6
Adjustment for the Cumulative Effect of Accounting Changes on Prior Years			(33.5)

Balance, Beginning of Year, as Restated	6,319.0	6,335.8	6,459.1
Net Income	808.8	222.9	111.5
Dividends Declared (per share $1.44, $1.40 and $1.36)	(258.9)	(239.7)	(234.8)

Balance, End of Year	6,868.9	6,319.0	6,335.8

Unrealized Appreciation of Investments
Balance, Beginning of Year	585.5	252.6	220.1
Change During Year, Net of Tax	88.1	332.9	32.5

Balance, End of Year	673.6	585.5	252.6

Foreign Currency Translation Gains (Losses)
Balance, Beginning of Year	(56.5)	(73.0)	(68.5)
Change During Year, Net of Tax	68.5	16.5	(4.5)

Balance, End of Year	12.0	(56.5)	(73.0)

Receivable from Employee Stock Ownership Plan
Balance, Beginning of Year	(34.1)	(48.9)	(62.5)
Principal Repayments	16.2	14.8	13.6

Balance, End of Year	(17.9)	(34.1)	(48.9)

Treasury Stock, at Cost
Balance, Beginning of Year	(613.9)	(681.8)	(244.8)
Repurchase of Shares	—	(99.4)	(555.6)
Share Activity under Option and Incentive Plans	84.7	167.3	118.6

Balance, End of Year	(529.2)	(613.9)	(681.8)

TOTAL SHAREHOLDERS’ EQUITY	$8,522.0	$6,825.7	$6,491.8

See accompanying notes.

THE CHUBB CORPORATION
Consolidated Statements of Cash Flows

	In Millions
	Years Ended December 31
	2003	2002	2001

Cash Flows from Operating Activities
Net Income	$808.8	$222.9	$111.5
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Increase in Unpaid Losses and Loss Expenses, Net	1,879.6	1,631.9	958.4
Increase in Unearned Premiums, Net	885.4	962.0	305.1
Increase in Premiums Receivable	(147.4)	(347.8)	(283.0)
Increase in Deferred Policy Acquisition Costs	(168.3)	(212.5)	(86.8)
Deferred Income Tax Credit	(96.9)	(126.7)	(189.9)
Depreciation	108.0	103.1	95.1
Realized Investment Gains	(84.4)	(33.9)	(.8)
Other, Net	179.0	16.7	109.6

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,363.8	2,215.7	1,019.2

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturities — Available-for-Sale	6,165.3	4,559.9	4,581.5
Proceeds from Maturities of Fixed Maturities	2,105.5	2,086.9	1,246.2
Proceeds from Sales of Equity Securities	501.0	387.3	458.1
Purchases of Fixed Maturities	(12,139.5)	(8,205.8)	(6,307.2)
Purchases of Equity Securities	(824.0)	(467.7)	(374.6)
Purchase of Investment in Partially Owned Company	—	—	(276.5)
Increase in Short Term Investments, Net	(939.2)	(799.9)	(351.2)
Purchases of Property and Equipment, Net	(74.3)	(141.9)	(185.2)
Other, Net	(27.9)	54.2	44.0

NET CASH USED IN INVESTING ACTIVITIES	(5,233.1)	(2,527.0)	(1,164.9)

Cash Flows from Financing Activities
Increase (Decrease) in Short Term Debt, Net	—	(199.0)	199.0
Proceeds from Issuance of Long Term Debt	960.0	600.0	600.0
Repayment of Long Term Debt	(100.4)	(7.9)	(2.8)
Increase (Decrease) in Funds Held under Deposit Contracts	347.2	168.6	(8.5)
Proceeds from Common Stock Offering	886.8	—	—
Proceeds from Issuance of Common Stock Under Incentive and Purchase Plans	43.8	106.0	146.8
Repurchase of Shares	—	(99.4)	(555.6)
Dividends Paid to Shareholders	(251.1)	(237.6)	(234.8)
Other, Net	(6.7)	(3.3)	5.0

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,879.6	327.4	149.1

Net Increase in Cash	10.3	16.1	3.4
Cash at Beginning of Year	41.9	25.8	22.4

CASH AT END OF YEAR	$52.2	$41.9	$25.8

Consolidated Statements of Comprehensive Income
Net Income	$808.8	$222.9	$111.5

Other Comprehensive Income
Change in Unrealized Appreciation of Investments, Net of Tax	88.1	332.9	32.5
Foreign Currency Translation Gains (Losses), Net of Tax	68.5	16.5	(4.5)

	156.6	349.4	28.0

COMPREHENSIVE INCOME	$965.4	$572.3	$139.5

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

(a) Basis of Presentation

   The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of The Chubb Corporation (Chubb) and its subsidiaries (collectively, the Corporation). Significant intercompany transactions have been eliminated in consolidation.

   The consolidated financial statements include amounts based on informed estimates and judgments of management for those transactions that are not yet complete. Such estimates and judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Chubb is a holding company with subsidiaries principally engaged in the property and casualty insurance business. The property and casualty insurance subsidiaries (the P&C Group) underwrite most lines of property and casualty insurance in the United States, Canada, Europe, Australia and parts of Latin America and Asia. The geographic distribution of property and casualty business in the United States is broad with a particularly strong market presence in the Northeast.

   Chubb Financial Solutions (CFS) was organized in 2000 to develop and provide customized risk-financing services through both the capital and insurance markets. CFS’s non-insurance business was primarily structured credit derivatives, principally as a counterparty in portfolio credit default swap contracts. In the second quarter of 2003, the Corporation implemented a plan to exit the credit derivatives business and is running off the financial products portfolio of CFS.

   In 2003, the Corporation adopted Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. As required under FIN 46, the Corporation has consolidated a real estate partnership in which its real estate subsidiary, Bellemead Development Corporation (Bellemead), is the primary beneficiary. The accounting change has been retroactively applied; accordingly, prior year financial statements have been restated to reflect the change in accounting described in Note (2)(c).

   Certain amounts in the consolidated financial statements for prior years have been reclassified to conform with the 2003 presentation.

(b) Invested Assets

   Short term investments, which have an original maturity of one year or less, are carried at amortized cost.

   Fixed maturities, which include bonds and redeemable preferred stocks, are purchased to support the investment strategies of the Corporation. These strategies are developed based on many factors including rate of return, maturity, credit risk, tax considerations and regulatory requirements. Fixed maturities that may be sold prior to maturity to support the investment strategies of the Corporation are classified as available-for-sale and carried at market value as of the balance sheet date. Those fixed maturities that the Corporation has the ability and positive intent to hold to maturity are classified as held-to-maturity and carried at amortized cost.

   Premiums and discounts arising from the purchase of mortgage-backed securities are amortized using the interest method over the estimated remaining term of the securities, adjusted for anticipated prepayments.

   Equity securities include common stocks, non-redeemable preferred stocks and alternative investments, primarily investment partnerships. Common and non-redeemable preferred stocks are carried at market value as of the balance sheet date. Investment partnerships are carried at the Corporation’s equity in the estimated market value of the investments held by the partnerships.

   Unrealized appreciation or depreciation of investments carried at market value is excluded from net income and credited or charged, net of applicable deferred income tax, directly to a separate component of comprehensive income.

   Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold and are credited or charged to income. When the market value of any investment is lower than its cost, an assessment is made to determine if the decline is other than temporary. If the decline is deemed to be other than temporary, the investment is written down to market value and the amount of the writedown is charged to income as a realized investment loss. The market value of the investment becomes its new cost basis.

   The P&C Group engages in securities lending whereby certain securities from their portfolios are loaned to other institutions for short periods of time. Cash collateral obtained from the borrower, equal to the market value of the loaned securities plus accrued interest, is deposited with a lending agent and invested by the lending agent in accordance with the Corporation’s guidelines to generate additional income, which the P&C Group shares with the lending agent. The P&C Group maintains full ownership rights to the securities loaned and continues to earn interest on them. Accordingly, such securities are included in invested assets. The securities lending collateral is recognized as an asset with a corresponding liability for the obligation to return the collateral.

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

   Ceded reinsurance premiums are charged to income over the terms of the reinsurance contracts. Prepaid reinsurance premiums represent the portion of premiums ceded to reinsurers applicable to the unexpired terms of the reinsurance contracts in force.

   Reinsurance reinstatement premiums are recognized in the same period as the loss event that gave rise to the reinstatement premiums.

   Acquisition costs that vary with and are primarily related to the production of business are deferred and amortized over the period in which the related premiums are earned. Such costs include commissions, premium taxes and certain other underwriting and policy issuance costs. Commissions received related to reinsurance premiums ceded are considered in determining net acquisition costs eligible for deferral. Deferred policy acquisition costs are reviewed to determine that they do not exceed recoverable amounts. Anticipated investment income is considered in the determination of the recoverability of deferred policy acquisition costs.

(d) Unpaid Losses and Loss Expenses

   Liabilities for unpaid losses and loss expenses include the accumulation of individual case estimates for claims reported as well as estimates of incurred but not reported claims and estimates of loss settlement expenses, less estimates of anticipated salvage and subrogation recoveries.

   Reinsurance recoverable on unpaid losses and loss expenses represent estimates of the portion of such liabilities that will be recovered from reinsurers. Amounts recoverable from reinsurers are recognized as assets at the same time and in a manner consistent with the unpaid losses associated with the reinsured policies. A provision for estimated uncollectible reinsurance is recorded based on an evaluation of balances due from reinsurers and other available information.

   Estimates are based upon past loss experience modified for current trends as well as prevailing economic, legal and social conditions. Such estimates are continually reviewed and updated. Any changes in estimates are reflected in operating results in the period in which the estimates are changed.

(e) Financial Products

   Credit derivatives, principally portfolio credit default swaps, are carried at estimated fair value as of the balance sheet date. Changes in fair value are recognized in income in the period of the change and are included in other revenues.

   A liability for the estimated fair value of a principal and interest guarantee was recognized at the inception of the guarantee contract. Due to the nature of the guarantee, the liability will be reduced only upon either expiration or settlement of the guarantee.

   Assets and liabilities related to the credit derivatives and the guarantee are included in other assets and other liabilities.

(f) Real Estate

   Real estate properties are carried at cost less accumulated depreciation and any writedowns for impairment. Real estate taxes, interest and other carrying costs incurred prior to completion of the assets for their intended use are capitalized. Also, costs incurred during the initial leasing of income producing properties are capitalized until the project is substantially complete, subject to a maximum time period subsequent to completion of major construction activity.

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

(g) Investment in Partially Owned Company

   Investment in partially owned company includes the Corporation’s 19% interest in a corporate joint venture, Allied World Assurance Holdings, Ltd. The equity method of accounting is used for this investment.

(h) Goodwill

   Goodwill represents the excess of the purchase price over the fair value of net assets of subsidiaries acquired. Prior to 2002, goodwill was amortized using the straight-line method over 26 years. Effective January 1, 2002, goodwill is no longer amortized but rather is tested at least annually for impairment (see Note (2)(a)).

(i) Property and Equipment

   Property and equipment used in operations, including certain costs incurred to develop or obtain computer software for internal use, are capitalized and carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

(j) Income Taxes

   Chubb and its domestic subsidiaries file a consolidated federal income tax return.

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

(k) Stock-Based Employee Compensation

   Prior to 2003, the intrinsic value method of accounting was used for stock-based employee compensation plans. Under the intrinsic value method, compensation cost was measured as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock. Effective January 1, 2003, the Corporation adopted the fair value method of accounting for stock-based employee compensation plans (see Note (2)(b)).

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

   The Corporation completed a transitional goodwill impairment test during 2002 and an annual goodwill impairment test during 2002 and 2003. As a result of the tests, management determined that there was no impairment of goodwill.

   Adoption of SFAS No. 142 as of January 1, 2001 would have increased net income for 2001 by $19.9 million or $0.11 per basic and diluted share.

   (b) Effective January 1, 2003, the Corporation adopted the fair value method of accounting for stock-based employee compensation plans, which is the method of accounting defined in SFAS No. 123, Accounting for Stock-Based Compensation. Under the fair value method of accounting, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period. The Corporation has elected to use the modified prospective method of transition, as permitted by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Under this method, stock-based employee compensation cost is recognized from the beginning of 2003 as if the fair value method of accounting had been used to account for all employee awards granted, modified, or settled in years beginning after December 15, 1994. Prior period financial statements were not restated. The adoption of the fair value method of accounting for stock-based employee compensation plans increased compensation cost by $66.2 million for the year ended December 31, 2003, which resulted in a reduction in net income of $46.0 million or $0.25 per basic and diluted share.

   The following information illustrates the pro forma effect on net income and earnings per share as if the fair value method of accounting for stock-based employee compensation had been applied retroactively to financial statements of prior periods.

	Years Ended December 31

	2003	2002	2001

	(in millions, except
	per share amounts)
Net income, as reported	$808.8	$222.9	$111.5
Add: stock-based employee compensation expense included in reported net income, net of tax	59.1	14.5	16.9
Deduct: stock-based employee compensation expense determined under the fair value method, net of tax	(59.1)	(69.0)	(62.7)

Pro forma net income	$808.8	$168.4	$65.7

Earnings per share
Basic, as reported	$4.51	$1.31	$.65
Basic, pro forma	4.51	.99	.38

Diluted, as reported	4.46	1.29	.63
Diluted, pro forma	4.46	.97	.37

   The weighted average fair value of stock options granted during 2003, 2002 and 2001 was $9.71, $19.11 and $18.22, respectively. The fair value of each stock option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions.

	2003	2002	2001

Risk-free interest rate	2.9%	4.7%	4.7%
Expected volatility	28.0%	27.1%	25.7%
Dividend yield	3.1%	2.0%	1.9%
Expected average term (in years)	5.5	5.5	5.5

   (c) In January 2003, the FASB issued FIN 46 which explains how to identify a variable interest entity and how an enterprise assesses its interests in a variable interest entity to determine whether to consolidate that entity. A variable interest entity is an entity in which the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support or the equity investors do not have the characteristics of a controlling financial interest. FIN 46 requires that a variable interest entity be consolidated by its primary beneficiary, which is the party that will absorb a majority of the entity’s expected losses, receive a majority of the entity’s expected residual returns, or both.

   The provisions of FIN 46 were effective immediately for variable interest entities created after January 31, 2003 and for variable interest entities in which the Corporation obtains an interest after that date. The Corporation has not acquired a material interest in any variable interest entities subsequent to January 31, 2003.

   For any variable interest entities in which the Corporation holds a variable interest that it acquired prior to February 1, 2003, the provisions of FIN 46, as revised in December 2003, are effective no later than the quarter ending March 31, 2004. For any such variable interest entity for which the Corporation determines that it is the primary beneficiary, the Corporation should initially measure the assets, liabilities and noncontrolling interests of the entity at their carrying amounts. Any difference between the net amount added to the Corporation’s balance sheet and the amount of any previously recognized interest in the newly consolidated entity should be recognized as the cumulative effect of an accounting change.

   Bellemead has a collateralized mortgage note receivable from a real estate partnership in which it does not have an equity interest. The partnership is a variable interest entity. Bellemead has certain lease obligations related to the property held by the partnership. As a result of its variable interests, Bellemead is the primary beneficiary of the partnership. Accordingly, consolidation of the real estate partnership is required under FIN 46.

   The Corporation has elected to adopt the provisions of FIN 46 as of December 31, 2003 and has applied FIN 46 by retroactively restating prior year financial statements with a cumulative-effect adjustment as of the beginning of the first year restated. The effect of the restatement on previously reported December 31, 2000 shareholders’ equity was a decrease of $33.5 million. The effect on net income for 2001 and 2002, as previously reported, and on net income for 2003 was immaterial.

   There were no other interests in variable interest entities identified that would require consolidation or disclosure.

(3) Acquisitions and Dispositions

   In November 2001, the Corporation acquired a 19% interest in Allied World Assurance Holdings, Ltd, a newly formed Bermuda-based company, for approximately $250 million. Allied World Assurance was established to underwrite insurance and reinsurance business worldwide.

(4)	Significant Insurance Losses

   (a) Insurance losses and loss expenses of the P&C Group include $250 million, $741 million and $61 million in 2003, 2002 and 2001, respectively, related to asbestos and toxic waste claims. The P&C Group’s asbestos and toxic waste related exposure is further discussed in Note (11).

   (b) In the fourth quarter of 2001, surety bond losses of $220 million, net of reinsurance, were recognized related to the bankruptcy of Enron Corp. The surety losses represented the maximum exposure of the P&C Group relating to bonds issued to various obligees in connection with Enron commitments. Certain of these bonds were the subject of litigation. As of the end of 2002, the litigation was settled, resulting in an $88 million reduction in surety loss reserves. In 2003, the sale of a bankruptcy claim against various Enron entities resulted in a $17 million surety recovery.

   (c) In the third quarter of 2001, net costs of $645 million were incurred related to the September 11 attack in the United States. The net costs consisted of estimated net losses and loss expenses of $665 million less net reinsurance reinstatement premium revenue of $30 million plus a $10 million charge for the Corporation’s share of the losses publicly estimated by Hiscox plc, a U.K. insurer in which the Corporation had a 28% interest during 2001.

   Gross losses and loss expenses of the P&C Group from the September 11 attack are estimated at about $3.2 billion. Most of the claims were from property exposure and business interruption losses. There were also significant workers’ compensation losses. The net losses and loss expenses of $665 million were significantly lower than the gross amount due to various reinsurance agreements. The property exposures were protected by facultative reinsurance, property per risk treaties that limited the net loss per risk, and property catastrophe treaties. Workers’ compensation losses were protected by a casualty catastrophe treaty and a casualty clash treaty.

   It is possible that the estimate of ultimate losses related to the September 11 attack may change in the future, and that the change in estimate could have a material effect on the Corporation’s results of operations. However, management does not expect that any such change would have a material effect on the Corporation’s financial condition or liquidity.

(5) Reinsurance

   In the ordinary course of business, the P&C Group assumes and cedes reinsurance with other insurance companies and are members of various pools and associations. Reinsurance is ceded to provide greater diversification of risk and to limit the maximum net loss potential arising from large or concentrated risks. A large portion of the reinsurance ceded by the P&C Group is effected under contracts known as treaties and in some instances by negotiation on individual risks. Certain of these arrangements consist of excess of loss and catastrophe contracts that protect against losses over stipulated amounts arising from any one occurrence or event.

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

   Premiums earned and insurance losses and loss expenses are reported net of reinsurance in the consolidated statements of income.

   The effect of reinsurance on the premiums written and earned of the P&C Group was as follows:

	Years Ended December 31

	2003	2002	2001

	(in millions)
Direct premiums written	$11,337.7	$9,799.3	$7,534.3
Reinsurance assumed	1,266.0	806.1	525.2
Reinsurance ceded	(1,535.8)	(1,558.1)	(1,098.0)

Net premiums written	$11,067.9	$9,047.3	$6,961.5

Direct premiums earned	$10,720.0	$8,743.8	$7,125.8
Reinsurance assumed	1,094.4	761.8	533.9
Reinsurance ceded	(1,631.9)	(1,420.3)	(1,003.3)

Net premiums earned	$10,182.5	$8,085.3	$6,656.4

   Assumed reinsurance premiums earned and written and ceded reinsurance premiums earned and written for 2001 included reinstatement premiums of $95.0 million and $65.0 million, respectively, related to the September 11 attack.

   Reinsurance recoveries by the P&C Group that have been deducted from insurance losses and loss expenses were $767.0 million, $1,216.1 million and $3,367.4 million in 2003, 2002 and 2001, respectively. The 2002 and 2001 amounts included recoveries of $177.1 million and $2,385.2 million, respectively, related to the September 11 attack.

(6) Invested Assets and Related Income

   (a) The amortized cost and estimated market value of fixed maturities were as follows:

	December 31

	2003				2002

		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Appreciation	Depreciation	Value	Cost	Appreciation	Depreciation	Value

	(in millions)
Held-to-maturity — Tax exempt	$467.0	$35.3	$.1	$502.2	$794.9	$55.8	$—	$850.7

Available-for-sale
Tax exempt	10,509.7	660.2	15.9	11,154.0	8,449.2	637.6	3.9	9,082.9

Taxable
U.S. Government and government agency and authority obligations	2,041.7	29.6	6.3	2,065.0	1,184.1	59.1	—	1,243.2
Corporate bonds	1,970.1	140.5	6.0	2,104.6	1,978.3	108.0	42.6	2,043.7
Foreign bonds	3,080.5	87.9	21.0	3,147.4	2,185.5	100.5	8.2	2,277.8
Mortgage-backed securities	3,384.5	66.3	32.7	3,418.1	2,719.1	80.0	23.7	2,775.4
Redeemable preferred stocks	55.0	.6	—	55.6	45.5	.1	—	45.6

	10,531.8	324.9	66.0	10,790.7	8,112.5	347.7	74.5	8,385.7

Total available-for-sale	21,041.5	985.1	81.9	21,944.7	16,561.7	985.3	78.4	17,468.6

Total fixed maturities	$21,508.5	$1,020.4	$82.0	$22,446.9	$17,356.6	$1,041.1	$78.4	$18,319.3

   The amortized cost and estimated market value of fixed maturities at December 31, 2003 by contractual maturity were as follows:

		Estimated
	Amortized	Market
	Cost	Value

	(in millions)
Held-to-maturity
Due in one year or less	$78.3	$79.9
Due after one year through five years	268.8	288.1
Due after five years through ten years	77.6	83.3
Due after ten years	42.3	50.9

	$467.0	$502.2

Available-for-sale
Due in one year or less	$846.6	$850.2
Due after one year through five years	4,281.2	4,493.8
Due after five years through ten years	6,782.0	7,189.2
Due after ten years	5,747.2	5,993.4

	17,657.0	18,526.6

Mortgage-backed securities	3,384.5	3,418.1

	$21,041.5	$21,944.7

Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations.

   (b) The components of unrealized appreciation or depreciation of investments carried at market value were as follows:

	December 31

	2003	2002

	(in millions)
Equity securities
Gross unrealized appreciation	$141.0	$28.6
Gross unrealized depreciation	8.0	34.7

	133.0	(6.1)

Fixed maturities
Gross unrealized appreciation	985.1	985.3
Gross unrealized depreciation	81.9	78.4

	903.2	906.9

	1,036.2	900.8
Deferred income tax liability	362.6	315.3

	$673.6	$585.5

At December 31, 2003, equity securities and fixed maturities with an aggregate market value of $228.7 million had been in an unrealized loss position for a period greater than 12 months. The aggregate amount of unrealized depreciation on such invested assets was $11.7 million.

   The change in unrealized appreciation or depreciation of investments carried at market value was as follows:

	Years Ended December 31

	2003	2002	2001

	(in millions)
Change in unrealized appreciation or depreciation of equity securities	$139.1	$41.4	$(38.3)
Change in unrealized appreciation of fixed maturities	(3.7)	470.7	88.3

	135.4	512.1	50.0
Deferred income tax	47.3	179.2	17.5

	$88.1	$332.9	$32.5

   The unrealized appreciation of fixed maturities carried at amortized cost is not reflected in the financial statements. The change in unrealized appreciation of fixed maturities carried at amortized cost was a decrease of $20.6 million, $8.2 million and $4.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

  (c) The sources of net investment income were as follows:

	Years Ended December 31

	2003	2002	2001

	(in millions)
Fixed maturities	$1,003.0	$943.3	$916.3
Equity securities	36.2	14.4	25.6
Short term investments	71.3	36.8	40.3
Other	7.8	2.8	.6

Gross investment income	1,118.3	997.3	982.8
Investment expenses	29.0	24.7	14.1

	$1,089.3	$972.6	$968.7

  (d) Realized investment gains and losses were as follows:

	Years Ended December 31

	2003	2002	2001

	(in millions)
Fixed maturities
Gross realized gains	$131.9	$125.0	$56.9
Gross realized losses	(65.5)	(62.9)	(23.3)
Other than temporary impairments	(42.1)	(45.7)	(34.4)

	24.3	16.4	(.8)

Equity securities
Gross realized gains	159.8	122.7	81.6
Gross realized losses	(85.2)	(37.8)	(34.9)
Other than temporary impairments	(14.5)	(67.4)	(45.1)

	60.1	17.5	1.6

Realized investment gains	84.4	33.9	.8
Income tax	29.5	11.9	.3

	$54.9	$22.0	$.5

(7) Deferred Policy Acquisition Costs

   Policy acquisition costs deferred and the related amortization charged against income were as follows:

	Years Ended December 31

	2003	2002	2001

	(in millions)
Balance, beginning of year	$1,150.0	$928.8	$842.0

Costs deferred during year
Commissions and brokerage	1,491.6	1,236.1	950.9
Premium taxes and assessments	239.1	203.8	163.8
Salaries and operating costs	973.2	850.4	743.5

	2,703.9	2,290.3	1,858.2
Increase due to foreign exchange	25.1	8.7	—
Amortization during year	(2,535.6)	(2,077.8)	(1,771.4)

Balance, end of year	$1,343.4	$1,150.0	$928.8

(8)	Real Estate

   The components of real estate assets were as follows:

	December 31

	2003	2002

	(in millions)
Mortgages and notes receivable	$18.0	$11.1
Income producing properties	183.4	202.0
Construction in progress	32.2	34.0
Land under development and unimproved land	285.2	304.3

	$518.8	$551.4

   Depreciation expense related to income producing properties was $4.1 million, $4.5 million and $4.2 million for 2003, 2002 and 2001, respectively.

(9) Property and Equipment

   Property and equipment included in other assets were as follows:

	December 31

	2003	2002

	(in millions)
Cost	$852.0	$827.8
Accumulated depreciation	393.5	338.7

	$458.5	$489.1

   Depreciation expense related to property and equipment was $103.9 million, $98.6 million and $90.9 million for 2003, 2002 and 2001, respectively.

(10) Debt and Credit Arrangements

   (a) Long term debt consisted of the following:

	December 31

	2003	2002

	(in millions)
Mortgages	$42.7	$43.1
6 7/8% notes due February 1, 2003	—	100.0
6.15% notes due August 15, 2005	300.0	300.0
4% notes due November 16, 2007	600.0	600.0
7 1/8% notes due December 15, 2007	75.0	75.0
3.95% notes due April 1, 2008	225.0	—
2.25% notes due August 16, 2008	460.0	—
6% notes due November 15, 2011	400.0	400.0
5.2% notes due April 1, 2013	275.0	—
6.6% debentures due August 15, 2018	100.0	100.0
8.675% capital securities due February 1, 2027	125.0	125.0
6.8% debentures due November 15, 2031	200.0	200.0

	2,802.7	1,943.1
Fair value of interest rate swap	11.2	16.0

	$2,813.9	$1,959.1

   The mortgages are obligations of Bellemead and are payable in varying amounts monthly through 2010. At December 31, 2003, the interest rate for the mortgages payable approximated 8.5%.

   The 6 7/8% notes were obligations of Chubb Capital Corporation (Chubb Capital), a wholly owned subsidiary of Chubb, and were paid when due.

   The Corporation filed a shelf registration statement which the Securities and Exchange Commission declared effective in June 2003, under which up to $2.5 billion of various types of securities may be issued. At December 31, 2003, approximately $650 million remained under the shelf.

   In March 2003, Chubb issued $225 million of unsecured 3.95% notes due April 1, 2008 and $275 million of unsecured 5.2% notes due April 1, 2013, the aggregate net proceeds from which were $495 million.

   In June 2003, Chubb issued $460 million of unsecured 2.25% senior notes due August 16, 2008 and 18.4 million purchase contracts to purchase the Corporation’s common stock. The notes and purchase contracts were issued together in the form of 7% equity units. The net proceeds were $446 million. Each equity unit initially represents one purchase contract and $25 principal amount of senior notes. The notes are pledged by the holders to secure their obligations under the purchase contracts. Chubb will make quarterly interest payments to the holders of the notes initially at a rate of 2.25% per year.

   In November 2002, Chubb issued $600 million of unsecured 4% senior notes due November 16, 2007 and 24 million mandatorily exercisable warrants to purchase the Corporation’s common stock. The notes and warrants were issued together in the form of 7% equity units. The net proceeds were $582 million. Each equity unit initially represents one warrant and $25 principal amount of senior notes. The notes are pledged by the holders to secure their obligations under the warrants. Chubb will make quarterly interest payments to the holders of the notes initially at a rate of 4% per year.

   The 2.25% notes and the 4% notes will be remarketed in May 2006 and August 2005, respectively. At the time the respective notes are remarketed, the remarketing agent will have the ability to reset the interest rate on the notes in order to generate sufficient remarketing proceeds to satisfy the holder’s obligation under the purchase contract or warrant. If the senior notes are not successfully remarketed, the Corporation will exercise its rights as a secured party to obtain and extinguish the notes and deliver its common stock to the holders pursuant to the purchase contracts or warrants. The purchase contracts and warrants are further described in Note (20)(c).

   The 6.15% notes, the 6% notes, the 6.6% debentures and the 6.8% debentures are all unsecured obligations of Chubb.

   The 7 1/8% notes are obligations of Chubb Executive Risk Inc., a wholly owned subsidiary, and are fully and unconditionally guaranteed by Chubb.

   Executive Risk Capital Trust, wholly owned by Chubb Executive Risk, has outstanding $125 million of 8.675% capital securities. The Trust in turn used the proceeds from the issuance of the capital securities to acquire $125 million of Chubb Executive Risk 8.675% junior subordinated deferrable interest debentures due February 1, 2027. The sole assets of the Trust are the debentures. The debentures and the related income effects are eliminated in the consolidated financial statements. The capital securities are subject to mandatory redemption on February 1, 2027, upon repayment of the debentures. The capital securities are also subject to mandatory redemption in certain other specified circumstances beginning in 2007 at a redemption price that includes a make whole premium through 2017 and at par thereafter. Chubb Executive Risk has the right, at any time, to defer payments of interest on the debentures and hence distributions on the capital securities for a period not exceeding ten consecutive semi-annual periods up to the maturity dates of the respective securities. During any such period, interest will continue to accrue and Chubb Executive Risk may not declare or pay any dividends. The capital securities are unconditionally and on a subordinated basis guaranteed by Chubb.

   Chubb is a party to a cancelable interest rate swap agreement with a notional amount of $125.0 million that replaces the fixed rate of the capital securities with the 3-month LIBOR rate plus 204 basis points. The swap agreement provides only for the exchange of interest on the notional amount. The interest rate swap matures in February 2027. The fair value of the swap is included in other assets, offset by a corresponding increase to long term debt.

   The amounts of long term debt due annually during the five years subsequent to December 31, 2003 are as follows:

Years Ending
December 31	Mortgages	Notes	Total

	(in millions)
2004	.4	—	.4
2005	.6	300.0	300.6
2006	.6	—	.6
2007	.7	675.0	675.7
2008	.7	685.0	685.7

   (b) Interest costs of $130.1 million, $83.8 million and $55.0 million were incurred in 2003, 2002 and 2001, respectively. Interest paid was $122.2 million, $85.0 million and $55.5 million in 2003, 2002 and 2001, respectively.

   (c) The Corporation has two credit agreements with a group of banks that provide for unsecured borrowings of up to $500 million in the aggregate. The $250 million short term revolving credit facility, which was to have terminated on June 27, 2003, was extended to June 24, 2004, and may be renewed or replaced. The $250 million medium term revolving credit facility terminates on June 28, 2007. On the respective termination dates for these agreements, any loans then outstanding become payable. There have been no borrowings under these agreements. Various interest rate options are available to the Corporation, all of which are based on market interest rates. The Corporation pays a fee to have these credit facilities available. Unused credit facilities are available for general corporate purposes and to support Chubb Capital’s commercial paper borrowing arrangement.

(11) Unpaid Losses and Loss Expenses

   The process of establishing loss reserves is complex and imprecise as it must take into consideration many variables that are subject to the outcome of future events. As a result, subjective judgments as to the P&C Group’s ultimate exposure to losses are an integral component of the loss reserving process.

   Most of the P&C Group’s loss reserves relate to long tail liability classes of business. For many liability claims significant periods of time, ranging up to several years or more, may elapse between the occurrence of the loss, the reporting of the loss and the settlement of the claim. The longer the time span between the incidence of a loss and the settlement of the claim, the more the ultimate settlement amount can vary.

   The inherent uncertainty in the process of establishing loss reserves arises from a number of factors. These factors include, but are not limited to, changes in the inflation rate for goods and services related to covered damages such as medical care and home repair costs; changes in the judicial environment regarding the interpretation of policy provisions relating to the determination of coverage; changes in the general attitude of juries in the determination of liability and damages; changes in the estimates of the number and/or severity of claims that have been incurred but not reported as of the date of the financial statements; and changes in the P&C Group’s underwriting standards and/ or claim handling procedures.

   In addition, the uncertain effects of emerging or potential claims and coverage issues must be taken into consideration. These issues can have a negative effect on loss reserves by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims. As a result of such issues, the uncertainties inherent in estimating ultimate claim costs on the basis of past experience have become increasingly unpredictable, further complicating the already complex loss reserving process. The future impact of these issues and other unforeseen emerging or potential claims and coverage issues is extremely hard to predict and could materially adversely affect the adequacy of the P&C Group’s loss reserves.

   The uncertainties relating to asbestos and toxic waste claims on insurance policies written many years ago are exacerbated by inconsistent court decisions as well as judicial interpretations and legislative actions that in some cases have tended to broaden coverage beyond the original intent of such policies and in others have expanded theories of liability. The industry as a whole is engaged in extensive litigation over these coverage and liability issues and is thus confronted with a continuing uncertainty in its efforts to quantify these exposures.

   Asbestos remains the most significant and difficult mass tort for the insurance industry in terms of claims volume and dollar exposure. Asbestos claims relate primarily to bodily injuries asserted by those who came in contact with asbestos or products containing asbestos. Early court cases established the “continuous trigger” theory with respect to insurance coverage. Under this theory, insurance coverage is deemed to be triggered from the time a claimant is first exposed to asbestos until the manifestation of any disease. This interpretation of a policy trigger can involve insurance companies over many years and increases their exposure to liability.

   The plaintiffs’ bar continues to solicit new claimants through extensive advertising and through asbestos medical screenings. Litigation is then initiated even though many of the claimants do not show any signs of asbestos-related disease. Thus, new asbestos claims and new exposures on existing claims have continued unabated despite the fact that usage of asbestos has declined since the mid-1970’s. Based on published projections, it is expected that the P&C Group will continue receiving asbestos claims at the current rate for at least the next several years.

   The P&C Group’s most significant individual asbestos exposures involve product liability on the part of “traditional” defendants who manufactured, distributed or installed asbestos products for whom the P&C Group wrote excess liability and/or general liability coverages. While these insureds are relatively few in number, such exposure has increased in recent years due to the increased volume of claims, the erosion of much of the underlying limits and the bankruptcies of target defendants.

   Other asbestos exposures involve product and non-product liability on the part of “peripheral” defendants, including a mix of manufacturers, distributors and installers of certain products that contain asbestos in small quantities and owners of properties on which asbestos exists. Generally, these insureds are named defendants on a regional rather than a nationwide basis. As the financial resources of traditional asbestos defendants have been depleted, plaintiffs are targeting these viable peripheral parties with greater frequency and, in many cases, for larger awards.

   Asbestos claims against the major manufacturers, distributors or installers of asbestos products were presented under the products liability section of primary general liability policies as well as under excess liability policies, both of which typically had aggregate limits that capped an insurer’s liability. In recent years, a number of asbestos claims by insureds are being presented as “non-products” claims, such as those by installers of asbestos products and by property owners who allegedly had asbestos on their property, under the premises or operations section of primary general liability policies. Unlike products exposures, these non-products exposures typically had no aggregate limits, creating potentially greater exposure. Further, in an effort to seek additional insurance coverage, some insureds with installation activities who have substantially eroded their products coverage are presenting new asbestos claims as non-products operations claims or attempting to reclassify previously settled products claims as non-products claims to restore a portion of previously exhausted products aggregate limits. It is difficult to predict whether insureds will be successful in asserting claims under non-products coverage or whether insurers will be successful in asserting additional defenses. Therefore, the impact of such efforts on insurers is uncertain.

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

   In establishing asbestos reserves, the exposure presented by each insured is evaluated. As part of this evaluation, consideration is given to the available insurance coverage; limits and deductibles; the jurisdictions involved; past settlement values of similar claims; the potential role of other insurance, particularly underlying coverage below excess liability policies; and applicable coverage defenses, including asbestos exclusions.

   Significant uncertainty remains as to the ultimate liability of the P&C Group relating to asbestos related claims. This uncertainty is due to such factors as the long latency period between asbestos exposure and disease manifestation and the resulting potential for involvement of multiple policy periods for individual claims as well as the increase in the volume of claims by unimpaired plaintiffs and the increase in claims filed under the non-aggregate premises or operations section of general liability policies. There is also the possibility, however remote, of federal legislation that would address the asbestos problem.

   Toxic waste claims relate primarily to pollution and related cleanup costs. The P&C Group’s insureds have two potential areas of exposure, hazardous waste dump sites and pollution at the insured site primarily from underground storage tanks and manufacturing processes.

   Under the federal “Superfund” law and similar state statutes, when potentially responsible parties (PRPs) fail to handle the clean-up at a hazardous waste site, regulators have the work done and then attempt to establish legal liability against the PRPs. Most sites have multiple PRPs. Most PRPs named to date are parties who have been generators, transporters, past or present landowners or past or present site operators. The PRPs disposed of toxic materials at a waste dump site or transported the materials to the site. Insurance policies issued to PRPs were not intended to cover the clean-up costs of pollution and, in many cases, did not intend to cover the pollution itself.

   As the costs of environmental clean-up became substantial, PRPs and others increasingly filed claims with their insurance carriers. Litigation against insurers extends to issues of liability, coverage and other policy provisions.

   There is substantial uncertainty involved in estimating the P&C Group’s liabilities related to these claims. First, the liabilities of the claimants are extremely difficult to estimate. At any given site, the allocation of remediation costs among governmental authorities and the PRPs varies greatly depending on a variety of factors. Second, different courts have addressed liability and coverage issues regarding pollution claims and have reached inconsistent conclusions in their interpretation of several issues. These significant uncertainties are not likely to be resolved definitively in the near future.

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

   In establishing toxic waste reserves, the exposure presented by each insured is evaluated. As part of this evaluation, consideration is given to the probable liability, available insurance coverage, past settlement values of similar exposures as well as facts that are unique to each insured.

   A reconciliation of the beginning and ending liability for unpaid losses and loss expenses, net of reinsurance recoverable, and a reconciliation of the net liability to the corresponding liability on a gross basis is as follows:

	2003	2002	2001

	(in millions)
Gross liability, beginning of year	$16,713.1	$15,514.9	$11,904.6
Reinsurance recoverable, beginning of year	4,071.5	4,505.2	1,853.3

Net liability, beginning of year	12,641.6	11,009.7	10,051.3

Net incurred losses and loss expenses related to
Current year	6,469.9	5,274.9	5,552.9
Prior years	397.3	789.7	(195.5)

	6,867.2	6,064.6	5,357.4

Net payments for losses and loss expenses related to
Current year	1,588.8	1,348.2	1,605.3
Prior years	3,398.8	3,084.5	2,793.7

	4,987.6	4,432.7	4,399.0

Net liability, end of year	14,521.2	12,641.6	11,009.7
Reinsurance recoverable, end of year	3,426.6	4,071.5	4,505.2

Gross liability, end of year	$17,947.8	$16,713.1	$15,514.9

   The gross liability for unpaid losses and loss expenses and reinsurance recoverable included $999.3 million and $748.2 million, respectively, at December 31, 2003, $2,062.6 million and $1,557.9 million, respectively, at December 31, 2002, and $2,775.2 million and $2,238.8 million, respectively, at December 31, 2001 related to the September 11 attack.

   During 2003, the P&C Group experienced overall unfavorable development of $397.3 million on net unpaid losses and loss expenses established as of the previous year end. This compares with unfavorable one year development of $789.7 million in 2002 and favorable development of $195.5 million in 2001. Such development was reflected in operating results in these respective years.

   The unfavorable development in 2003 was due primarily to two factors. First, asbestos loss reserves were strengthened by $250 million. Second, unfavorable development of about $140 million was experienced in the executive protection classes, principally directors and officers liability and errors and omissions liability, as adverse loss trends in recent accident years related to corporate failures and allegations of management misconduct and accounting irregularities more than offset favorable loss experience in older accident years.

   The unfavorable development in 2002 was due primarily to strengthening of asbestos and toxic waste loss reserves by $741 million during the year. In addition, unfavorable development of about $100 million was experienced in the homeowners class due to an increase in the severity of water damage and related mold claims. In the executive protection classes, adverse loss trends in the more recent accident years more than offset favorable loss experience in older accident years, resulting in unfavorable development of about $50 million in 2002. Offsetting the unfavorable development somewhat was the $88 million reduction in surety loss reserves related to the Enron settlement.

   The favorable development in 2001 was due primarily to favorable loss experience in certain long tail liability coverages, offset in part by losses incurred related to asbestos and toxic waste claims.

   Management believes that the aggregate loss reserves of the P&C Group at December 31, 2003 were adequate to cover claims for losses that had occurred, including both those known and those yet to be reported. In establishing such reserves, management considers facts currently known and the present state of the law and coverage litigation. However, given the judicial decisions and legislative actions that have broadened the scope of coverage and expanded theories of liability in the past and the possibilities of similar interpretations in the future, particularly as they relate to asbestos claims and, to a lesser extent, toxic waste claims, additional liabilities may emerge in future periods for amounts in excess of carried reserves. Such increases in estimates could have a material adverse effect on the Corporation’s future operating results. However, management does not expect that any such increases would have a material effect on the Corporation’s consolidated financial condition.

(12) Federal and Foreign Income Tax

   (a) Income tax expense (credit) consisted of the following components:

	Years Ended December 31

	2003	2002	2001

	(in millions)
Current tax (credit)
United States	$170.7	$32.4	$(8.3)
Foreign	51.0	39.8	20.7
Deferred tax credit, principally United States	(96.9)	(126.7)	(189.9)

	$124.8	$(54.5)	$(177.5)

   Federal and foreign income taxes paid were $133.9 million, $38.5 million and $53.4 million in 2003, 2002 and 2001, respectively.

   (b) The effective income tax rate is different than the statutory federal corporate tax rate. The reasons for the different effective tax rate were as follows:

	Years Ended December 31

	2003		2002		2001

		% of		% of		% of
		Pre-Tax		Pre-Tax		Pre-Tax
	Amount	Income	Amount	Income	Amount	Income

	(in millions)
Income (loss) before federal and foreign income tax	$933.6		$168.4		$(66.0)

Tax (credit) at statutory federal income tax rate	$326.7	35.0%	$58.9	35.0%	$(23.1)	(35.0)%
Tax exempt interest income	(150.1)	(16.1)	(150.8)	(89.5)	(149.3)	(226.2)
Valuation allowance	(40.0)	(4.3)	40.0	23.7	—	—
Other, net	(11.8)	(1.2)	(2.6)	(1.6)	(5.1)	(7.7)

Actual tax (credit)	$124.8	13.4%	$(54.5)	(32.4)%	$(177.5)	(268.9)%

   (c) The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities were as follows:

	December 31

	2003	2002

	(in millions)
Deferred income tax assets
Unpaid losses and loss expenses	$602.5	$569.2
Unearned premiums	336.8	278.8
Postretirement benefits	46.4	87.3
Alternative minimum tax credit carryforward	192.5	175.5
Foreign tax credits and operating loss carryforwards	277.4	282.2
Other, net	141.5	95.1

	1,597.1	1,488.1
Valuation allowance	—	(40.0)

Total	1,597.1	1,448.1

Deferred income tax liabilities
Deferred policy acquisition costs	408.1	352.6
Unremitted earnings of foreign subsidiaries	149.2	106.0
Real estate assets	35.8	43.7
Unrealized appreciation of investments	362.6	315.3

Total	955.7	817.6

Net deferred income tax asset	$641.4	$630.5

   Deferred income tax assets are established related to the expected future U.S. tax benefit of losses and foreign taxes incurred by the Corporation’s foreign subsidiaries. Realization of these deferred tax assets depends on the ability to generate sufficient taxable income in future periods in the appropriate taxing jurisdictions. A valuation allowance of $40.0 million was established at December 31, 2002 to reflect management’s assessment that the realization of a portion of the deferred tax assets was uncertain due to the inability of a foreign subsidiary to generate sufficient taxable income in the near term. This foreign subsidiary was profitable in 2003, which reduced the deferred tax assets related to the expected future U.S. tax benefit of losses incurred by the subsidiary. Although realization of the remaining deferred tax assets is not assured, management concluded that it is more likely than not that the foreign subsidiary will generate sufficient taxable income in the near term to realize such deferred tax assets. Accordingly, the valuation allowance was eliminated at December 31, 2003.

(13)	Employee Benefits

   (a) The Corporation has several non-contributory defined benefit pension plans covering substantially all employees. Prior to 2001, benefits were generally based on an employee’s years of service and average compensation during the last five years of employment. Effective January 1, 2001, the Corporation changed the formula for providing pension benefits from the final average pay formula to a cash balance formula, which credits employees semi-annually with an amount equal to a percentage of eligible compensation based on age and years of service as well as an interest credit based on individual account balances. Employees hired prior to 2001 will generally be eligible to receive vested benefits based on the higher of the final average pay or cash balance formulas.

   The Corporation’s funding policy is to contribute amounts that meet regulatory requirements plus additional amounts determined by management based on actuarial valuations, current market conditions and other factors. This may result in no contribution being made in a particular year.

   The Corporation also provides certain other postretirement benefits, principally health care and life insurance, to retired employees and their beneficiaries and covered dependents. Substantially all employees hired before January 1, 1999 may become eligible for these benefits upon retirement if they meet minimum age and years of service requirements. The expected cost of these benefits is accrued during the years that the employees render the necessary service.

   The Corporation does not fund these benefits in advance. Benefits are paid as covered expenses are incurred. Health care coverage is contributory. Retiree contributions vary based upon a retiree’s age, type of coverage and years of service with the Corporation. Life insurance coverage is non-contributory.

   The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act), which was enacted in December 2003, introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least equivalent to Medicare. In accordance with FASB Staff Position 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the Corporation has elected to defer recognizing the effects of the Act on any measures of the benefit obligation and net postretirement benefit cost. Authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, may require the Corporation to restate previously reported information. The Corporation does not expect the impact of the Act to be significant.

   The Corporation uses December 31 as the measurement date for its pension and other postretirement benefit plans.

   The following table sets forth the plans’ funded status and amounts recognized in the balance sheets:

			Other
			Postretirement
	Pension Benefits		Benefits

	2003	2002	2003	2002

	(in millions)
Benefit obligation	$944.3	$745.9	$212.4	$155.0
Plan assets at fair value	771.4	461.4	—	—

Benefit obligation in excess of plan assets	172.9	284.5	212.4	155.0
Unrecognized net gain (loss) from past experience different from that assumed	(224.8)	(122.7)	(21.9)	22.3
Unrecognized prior service cost	(16.3)	(18.0)	—	—

Liability (asset) included in other liabilities	$(68.2)	$143.8	$190.5	$177.3

   The Corporation made pension plan contributions of $235.6 million during 2003. No contributions were made during 2002.

   Effective January 1, 2003, assumptions related to the estimation of eligible compensation used to project the pension plan benefit obligation were revised, resulting in an increase in the benefit obligation of approximately $85 million.

   The accumulated benefit obligation for the pension plans was $733.8 million and $591.7 million at December 31, 2003 and 2002, respectively.

   The weighted average assumptions used to determine the benefit obligations were as follows:

			Other
			Postretirement
	Pension Benefits		Benefits

	2003	2002	2003	2002

Discount rate	6.5%	7.0%	6.5%	7.0%
Rate of compensation increase	4.5	4.5	—	—

   The components of net pension and other postretirement benefit costs were as follows:

				Other
	Pension Benefits			Postretirement Benefits

	2003	2002	2001	2003	2002	2001

	(in millions)
Service cost	$42.7	$32.1	$28.6	$6.7	$5.2	$5.0
Interest cost	55.2	46.9	43.9	12.6	9.9	9.2
Expected return on plan assets	(55.0)	(51.9)	(53.5)	—	—	—
Other costs (gains)	3.5	9.6	(5.0)	.4	(.9)	(1.4)

	$46.4	$36.7	$14.0	$19.7	$14.2	$12.8

   The weighted average assumptions used to determine net pension and other postretirement benefit costs were as follows:

				Other
	Pension Benefits			Postretirement Benefits

	2003	2002	2001	2003	2002	2001

Discount rate	7.0%	7.25%	7.5%	7.0%	7.25%	7.5%
Rate of compensation increase	4.5	4.5	4.5	—	—	—
Expected long term rate of return on plan assets	8.75	8.75	9.0	—	—	—

   The Corporation determined the expected long term rate of return on assets by considering the historical returns and the expectations for future returns for each asset class as well as the target allocation of plan assets. The Corporation seeks to obtain a rate of return that over time equals or exceeds the returns of the broad markets in which the plan assets are invested. The target allocation of plan assets is 55% to 65% invested in equity securities, with the remainder invested in fixed maturities. The portfolio is rebalanced periodically, when percentages deviate from this target allocation.

   Plan assets are currently invested in a diversified portfolio of predominately U.S. equity securities and fixed maturities. The pension plan weighted average asset allocation was as follows:

	December 31

	2003	2002

Equity securities	60%	58%
Fixed maturities	40	42

	100%	100%

   The weighted average health care cost trend rate assumptions used to measure the expected cost of medical benefits were as follows:

	December 31

	2003	2002

Health care cost trend rate for next year	11.5%	9.3%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2013	2009

   The health care cost trend rate assumption has a significant effect on the amount of the accumulated other postretirement benefit obligation and the net other postretirement benefit cost reported. To illustrate, a one percent increase or decrease in the trend rate for each year would increase or decrease the accumulated other postretirement benefit obligation at December 31, 2003 by approximately $34 million and the aggregate of the service and interest cost components of net other postretirement benefit cost for the year ended December 31, 2003 by approximately $4 million.

   (b) The Corporation has a savings plan, the Capital Accumulation Plan, in which substantially all employees are eligible to participate. Under this plan, the employer makes a matching contribution equal to 100% of each eligible employee’s pre-tax elective contributions, up to 4% of the employee’s eligible compensation. Contributions are invested at the election of the employee in the Corporation’s common stock or in various other investment funds. Employer contributions of $23.2 million, $20.3 million and $18.6 million were charged against income in 2003, 2002 and 2001, respectively.

(14) Stock-Based Employee Compensation Plans

   (a) The Long-Term Stock Incentive Plan (the Plan) provides for the granting of stock options, performance shares, restricted stock and other stock-based awards to key employees. The maximum number of shares of the Corporation’s common stock in respect to which stock-based awards may be granted under the Plan is 13,000,000. At December 31, 2003, 1,844,000 shares were available for grant under the Plan.

   Stock options are granted at exercise prices not less than the fair market value of the Corporation’s common stock on the date of grant. The terms and conditions upon which options become exercisable may vary among grants. The options generally become exercisable over the two year period following the date of grant. Options expire no later than ten years from the date of grant.

   Information concerning stock options is as follows:

	2003		2002		2001

	Number	Weighted Average	Number	Weighted Average	Number	Weighted Average
	of Shares	Exercise Price	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding, beginning of year	19,855,186	$63.51	18,376,304	$59.66	16,683,741	$55.66
Granted	4,326,225	46.90	4,371,066	73.63	3,760,311	72.60
Exercised	(1,031,414)	47.65	(2,276,529)	49.63	(1,740,701)	47.80
Forfeited	(1,117,403)	65.88	(615,655)	71.91	(327,047)	67.51

Outstanding, end of year	22,032,594	60.87	19,855,186	63.51	18,376,304	59.66

Exercisable, end of year	16,176,926	63.01	14,449,000	60.21	12,215,260	57.86

	December 31, 2003

	Options Outstanding			Options Exercisable

			Weighted Average
Range of	Number	Weighted Average	Remaining	Number	Weighted Average
Option Exercise Prices	Outstanding	Exercise Price	Contractual Life	Exercisable	Exercise Price

$ 3.95 — $48.75	7,829,477	$46.46	6.8	4,090,526	$46.84
49.75 — 71.00	8,615,135	63.69	5.1	8,117,426	64.02
71.09 — 92.10	5,587,982	76.71	6.1	3,968,974	77.61

	22,032,594	60.87	6.0	16,176,926	63.01

   Performance share awards are based on the achievement of various goals over performance cycle periods and are payable in cash, in shares of the Corporation’s common stock or in a combination of both. Restricted stock awards consist of shares of the Corporation’s common stock granted at no cost to the employees. Shares of restricted stock become outstanding when granted, receive dividends and have voting rights. The shares are subject to forfeiture and to restrictions that limit sale or transfer during the restriction period.

   Prior to 2003, the Corporation used the intrinsic value method of accounting for stock-based employee compensation, under which compensation cost was measured as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock. Compensation cost was generally not recognized for stock options granted since the exercise price of such grants was not less than the market price of the underlying stock on the date of grant. However, compensation cost was recognized for certain options that were modified subsequent to their grant. Effective January 1, 2003, the Corporation adopted the fair value method of accounting for stock-based employee compensation using the modified prospective method of transition (see Note (2)(b)). Under the fair value method of accounting for stock-based employee compensation, an amount equal to the fair market value of stock options at the date of grant is expensed over the period that such options become exercisable. The amount charged against income with respect to stock options was $56.0 million, $0.6 million and $9.4 million in 2003, 2002 and 2001, respectively.

   The cost of performance share awards, which is based on the fair market value of the awards at the date of grant, is expensed over the performance cycle. An amount equal to the fair market value of restricted share awards at the date of grant is expensed over the restriction period. The aggregate amount charged against income with respect to performance share and restricted stock awards was $17.8 million, $21.6 million and $16.5 million in 2003, 2002 and 2001, respectively.

   (b) The Corporation has a Stock Purchase Plan under which substantially all employees are eligible to purchase shares of the Corporation’s common stock based on compensation. At December 31, 2003, there were 1,463,000 shares subscribed, giving employees the right to purchase such shares in June 2004 at a price of $66.36, which was a 10% discount from the market price at the date of grant. Under the fair value method of accounting for stock-based employee compensation, an amount equal to the fair market value of purchase rights at the date of grant is expensed over the two year term of the plan. The amount charged against income with respect to the purchase rights was $10.3 million in 2003. Prior to 2003, compensation cost was not recognized for such rights in accordance with the intrinsic value method of accounting for stock-based employee compensation.

   (c) The Corporation has a leveraged Employee Stock Ownership Plan (ESOP) in which substantially all employees are eligible to participate. At its inception in 1989, the ESOP used the proceeds of a $150.0 million loan from Chubb to purchase 7,792,204 newly issued shares of the Corporation’s common stock. The loan is due in September 2004 and bears interest at 9%. The receivable from the ESOP has been recorded as a separate reduction of shareholders’ equity on the consolidated balance sheets. This balance is reduced as repayments are made on the loan principal.

   Chubb and its participating subsidiaries make semi-annual contributions to the ESOP. The contributions, together with the dividends on the shares of common stock in the ESOP, are used by the ESOP to make loan interest and principal payments to Chubb. As interest and principal are paid, a portion of the common stock is allocated to eligible employees.

   The Corporation uses the cash payment method of recognizing ESOP expense. In 2003, 2002 and 2001, cash contributions to the ESOP of $11 million were charged against income. Dividends on shares of common stock in the ESOP used for debt service were $8 million for 2003, 2002 and 2001.

   The number of allocated and unallocated shares held by the ESOP at December 31, 2003 were 4,666,000 and 519,000, respectively. All such shares are considered outstanding for the computation of earnings per share.

(15) Segments Information

   The principal business of the Corporation is property and casualty insurance. The profitability of the property and casualty insurance business depends on the results of both underwriting operations and investments, which are viewed as two distinctive operations. The underwriting operations are managed separately from the investment function.

   The property and casualty underwriting operations consist of three separate business units: personal insurance, commercial insurance and specialty insurance. The personal segment targets the personal insurance market. The personal classes include automobile, homeowners and other personal coverages. The commercial segment includes those classes of business that are generally available in broad markets and are of a more commodity nature. Commercial classes include multiple peril, casualty, workers’ compensation and property and marine. The specialty segment includes those classes of business that are available in more limited markets since they require specialized underwriting and claim settlement. Specialty classes include executive protection, financial institutions and other specialty coverages.

   CFS’s non-insurance business was primarily structured credit derivatives, principally as a counterparty in portfolio credit default swap contracts. The Corporation has implemented a plan to exit the credit derivatives business.

   Corporate and other includes investment income earned on corporate invested assets, corporate expenses and the Corporation’s real estate and other non-insurance subsidiaries.

   Performance of the property and casualty underwriting segments is based on statutory underwriting results. Under statutory accounting principles, policy acquisition and other underwriting expenses are recognized immediately, not at the time premiums are earned. Statutory underwriting profit is arrived at by reducing premiums earned by losses and loss expenses incurred and statutory underwriting expenses incurred.

   Managements uses underwriting results determined in accordance with generally accepted accounting principles (GAAP) to assess the overall performance of the underwriting operations. To convert statutory underwriting results to a GAAP basis, policy acquisition expenses are deferred and amortized over the period in which the related premiums are earned. Underwriting income is defined as premiums earned less losses and loss expenses incurred and GAAP underwriting expenses incurred.

   Investment income performance is based on investment income net of investment expenses, excluding realized investment gains.

   Distinct investment portfolios are not maintained for each underwriting segment. Property and casualty invested assets are available for payment of losses and expenses for all classes of business. Therefore, such assets and the related investment income are not allocated to underwriting segments.

   Revenues, income before income tax and assets of each operating segment were as follows:

	Years Ended December 31

	2003	2002	2001

	(in millions)
Revenues
Property and casualty insurance
Premiums earned
Personal insurance	$2,439.4	$2,130.2	$1,847.9
Commercial insurance	3,784.4	2,927.2	2,366.3
Specialty insurance	3,958.7	3,027.9	2,442.2

	10,182.5	8,085.3	6,656.4
Investment income	1,082.9	952.2	914.7

Total property and casualty insurance	11,265.4	9,037.5	7,571.1
Chubb Financial Solutions non-insurance business	(62.3)	(50.5)	28.9
Corporate and other	106.5	119.4	153.2
Realized investment gains	84.4	33.9	.8

Total revenues	$11,394.0	$9,140.3	$7,754.0

Income (loss) before income tax
Property and casualty insurance
Underwriting
Personal insurance	$(5.2)	$(1.9)	$(67.3)
Commercial insurance	54.2	(696.0)	(290.2)
Specialty insurance	(112.8)	(140.5)	(632.8)

	(63.8)	(838.4)	(990.3)
Increase in deferred policy acquisition costs	168.3	212.5	86.8

Underwriting income (loss)	104.5	(625.9)	(903.5)
Investment income	1,058.4	929.4	902.6
Other charges	(29.5)	(25.3)	(52.3)

Total property and casualty insurance	1,133.4	278.2	(53.2)
Chubb Financial Solutions non-insurance business	(126.9)	(69.8)	9.2
Corporate and other loss	(157.3)	(73.9)	(22.8)
Realized investment gains	84.4	33.9	.8

Total income (loss) before income tax	$933.6	$168.4	$(66.0)

	December 31

	2003	2002	2001

	(in millions)
Assets
Property and casualty insurance	$36,257.0	$32,804.5	$27,767.0
Corporate and other	2,163.9	1,344.0	1,701.4
Adjustments and eliminations	(60.3)	(67.6)	(52.9)

Total assets	$38,360.6	$34,080.9	$29,415.5

   Property and casualty commercial insurance underwriting results for 2003, 2002 and 2001 included net losses of $250 million, $741 million and $61 million, respectively, related to asbestos and toxic waste claims.

   Property and casualty specialty insurance underwriting results in 2001 included net surety bond losses of $220 million related to the bankruptcy of Enron Corp. Specialty insurance underwriting results for 2002 and 2003 benefited from reductions in net surety bond losses related to Enron of $88 million and $17 million, respectively.

   Property and casualty underwriting results for 2001 included a loss of $635 million from the September 11 attack, comprising $20 million in personal insurance, $103 million in commercial insurance and $512 million in specialty insurance.

   Other charges for 2001 included $10 million for the Corporation’s share of the estimated losses of Hiscox from the September 11 attack.

   The international business of the property and casualty insurance segment is conducted primarily through subsidiaries that operate solely outside of the United States. Their assets and liabilities are located principally in the countries where the insurance risks are written. International business is also written by branch offices of certain domestic subsidiaries.

   Revenues of the P&C Group by geographic area were as follows:

	Years Ended December 31

	2003	2002	2001

	(in millions)
Revenues
United States	$9,302.2	$7,518.4	$6,331.9
International	1,963.2	1,519.1	1,239.2

Total	$11,265.4	$9,037.5	$7,571.1

(16) Commitments and Contingent Liabilities

   (a) CFS participated in derivative financial instruments, principally as a counterparty in portfolio credit default swaps. CFS’s participation in a typical portfolio credit default swap was designed to replicate the performance of a portfolio of corporate securities, a portfolio of asset-backed securities or a specified pool of loans. Chubb has issued unconditional guarantees with respect to all obligations of CFS arising from these transactions.

   CFS’s aggregate exposure or retained risk, referred to as notional amounts, from in force derivative financial instruments was as follows:

	December 31

	2003	2002

	(in billions)
Portfolio credit default swaps
Corporate securities	$11.2	$21.2
Asset-backed securities	10.5	15.5
Loan portfolios	3.0	2.0

	24.7	38.7
Other	.4	.4

Total	$25.1	$39.1

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

   Future obligations with respect to derivative financial instruments are carried at estimated fair value at the balance sheet date and are included in other liabilities. The fair value of future obligations under CFS’s derivative financial instruments was as follows:

	December 31

	2003	2002

	(in millions)
Portfolio credit default swaps
Corporate securities	$21.3	$88.2
Asset-backed securities	23.0	102.5
Loan portfolios	2.2	3.6

	46.5	194.3
Other	8.8	9.4

Total	$55.3	$203.7

   CFS has entered into a contract that guarantees to the counterparty the payment of any principal and interest amount due and not paid with respect to a group of referenced securities. The notional exposure under the guarantee is $2.3 billion. However, CFS’s maximum payment obligation is limited to $500 million regardless of the amount of losses that might be incurred on the $2.3 billion portfolio. Moreover, if losses are incurred, CFS’s payment obligations are limited to an extended payment schedule under which no payment would be due until 2010 at the earliest. Chubb has guaranteed CFS’s obligations under the contract. The carried liability at December 31, 2003 related to the guarantee was $186.4 million and was included in other liabilities.

   (b) A property and casualty insurance subsidiary issued a reinsurance contract to an insurer that provides financial guarantees on debt obligations. At December 31, 2003, the aggregate principal commitments related to this contract for which the subsidiary was contingently liable amounted to approximately $350 million, net of reinsurance. These commitments expire by 2023.

   (c) The P&C Group has exposures related to commercial surety bonds issued on behalf of companies that have experienced deterioration in credit worthiness, including several gas forward purchase surety bonds. In particular, the P&C Group has in force $520 million of gas forward purchase surety bonds with one principal, Aquila, Inc. The P&C Group’s exposure under these bonds will decline over the terms of the bonds, which extend until 2012. These surety bonds, which are uncollateralized, secure Aquila’s obligation to supply gas under long-term forward purchase agreements. Under the terms of these bonds, the P&C Group’s entire obligation to pay could be triggered if Aquila failed to provide gas under its forward purchase contracts or was the subject of a bankruptcy filing. There is currently no reinsurance in place covering the P&C Group’s exposure under these bonds. Aquila continues to perform its obligations under the related gas forward purchase agreements.

   (d) The Corporation occupies office facilities under lease agreements that expire at various dates through 2019; such leases are generally renewed or replaced by other leases. In addition, the Corporation leases data processing, office and transportation equipment.

   Most leases contain renewal options for increments ranging from five to fifteen years; certain lease agreements provide for rent increases based on price-level factors. All leases are operating leases.

   Rent expense was as follows:

	Years Ended
	December 31

	2003	2002	2001

	(in millions)
Office facilities	$105.3	$94.6	$82.3
Equipment	19.4	17.0	15.5

	$124.7	$111.6	$97.8

   At December 31, 2003, future minimum rental payments required under non-cancellable operating leases were as follows:

Years Ending
December 31
(in millions)
2004	$96.4
2005	88.9
2006	82.7
2007	77.0
2008	67.2
After 2008	332.8

$745.0

   (e) The Corporation had certain commitments totaling $394 million at December 31, 2003 to fund limited partnership investments. These capital commitments can be called by the partnerships during the commitment period (on average, 1-4 years) to fund working capital needs or the purchase of new investments.

(17) Earnings Per Share

   Basic earnings per common share is based on net income divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share includes the potential dilutive effect of outstanding awards under stock-based employee compensation plans and the purchase contracts and mandatorily exercisable warrants to purchase the Corporation’s common stock.

   The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31

	2003	2002	2001

	(in millions except for per share
	amounts)
Basic earnings per share:
Net income	$808.8	$222.9	$111.5

Weighted average number of common shares outstanding	179.2	170.5	172.2

Basic earnings per share	$4.51	$1.31	$.65

Diluted earnings per share:
Net income	$808.8	$222.9	$111.5

Weighted average number of common shares outstanding	179.2	170.5	172.2
Additional shares from assumed exercise of stock-based compensation awards	2.1	2.4	3.6

Weighted average number of common shares and potential common shares assumed outstanding for computing diluted earnings per share	181.3	172.9	175.8

Diluted earnings per share	$4.46	$1.29	$.63

   In 2003, 2002 and 2001, options to purchase 11.7 million shares, 8.5 million shares and 4.0 million shares of common stock with weighted average exercise prices of $70.98 per share, $73.07 per share and $76.27 per share, respectively, were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the Corporation’s common stock. For additional disclosure regarding the stock-based compensation awards, see Note (14).

   The purchase contracts and mandatorily exercisable warrants will have no effect on diluted earnings per share, except during periods when the average market price of a share of the Corporation’s common stock is above the threshold appreciation price of $71.40 and $69.10, respectively. Since the average market price of the Corporation’s common stock during the periods the purchase contracts and warrants were outstanding was below these prices, the shares issuable upon the exercise of the purchase contracts and warrants were excluded from the computation of diluted earnings per share.

(18) Comprehensive Income

   Comprehensive income is defined as all changes in shareholders’ equity, except those arising from transactions with shareholders. Comprehensive income includes net income and other comprehensive income, which for the Corporation consists of changes in unrealized appreciation or depreciation of investments carried at market value and changes in foreign currency translation gains or losses.

   The components of other comprehensive income or loss were as follows:

	Years Ended December 31

	2003			2002			2001

	Before	Income		Before	Income		Before	Income Tax
	Tax	Tax	Net	Tax	Tax	Net	Tax	(Credit)	Net

	(in millions)
Unrealized holding gains arising during the year	$219.8	$76.8	$143.0	$546.0	$191.1	$354.9	$50.8	$17.8	$33.0
Less: reclassification adjustment for realized gains included in net income	84.4	29.5	54.9	33.9	11.9	22.0	.8	.3	.5

Net unrealized gains recognized in other comprehensive income	135.4	47.3	88.1	512.1	179.2	332.9	50.0	17.5	32.5
Foreign currency translation gains (losses)	106.2	37.7	68.5	25.8	9.3	16.5	(6.7)	(2.2)	(4.5)

Total other comprehensive income	$241.6	$85.0	$156.6	$537.9	$188.5	$349.4	$43.3	$15.3	$28.0

(19) Fair Values of Financial Instruments

   Fair values of financial instruments are based on quoted market prices where available. Fair values of financial instruments for which quoted market prices are not available are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rates and the estimated amounts and timing of future cash flows. In such instances, the derived fair value estimates cannot be substantiated by comparison to independent markets and are not necessarily indicative of the amounts that would be realized in a current market exchange. Certain financial instruments, particularly insurance contracts, are excluded from fair value disclosure requirements.

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

(iii) Fair values of equity securities with active markets are based on quoted market prices. For other equity securities, fair values are based on external market valuations.

(iv) Fair values of real estate mortgages and notes receivable are estimated individually as the value of the discounted future cash flows of the loan, subject to the estimated fair value of the underlying collateral.

(v) The fair value of the interest rate swap is based on a price quoted by a dealer.

(vi) Long term debt consists of mortgages payable, long term notes and capital securities. Fair values of mortgages payable are estimated using discounted cash flow analyses. Fair values of the long term notes and capital securities are based on prices quoted by dealers.

(vii) Fair values of credit derivatives, principally portfolio credit default swaps, are determined using internal valuation models that are similar to external valuation models. Such valuations require considerable judgment and are subject to significant uncertainty. The fair values of credit default swaps are subject to fluctuations arising from, among other factors, changes in credit spreads, the financial ratings of referenced asset-backed securities, actual credit events reducing subordination, credit correlation within a portfolio, anticipated recovery rates related to potential defaults and changes in interest rates.

   The carrying values and fair values of financial instruments were as follows:

	December 31

	2003		2002

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	(in millions)
Assets
Invested assets
Short term investments	$2,695.9	$2,695.9	$1,756.7	$1,756.7
Fixed maturities (Note 6)
Held-to-maturity	467.0	502.2	794.9	850.7
Available-for-sale	21,944.7	21,944.7	17,468.6	17,468.6
Equity securities	1,514.4	1,514.4	992.2	992.2
Real estate mortgages and notes receivable (Note 8)	18.0	16.9	11.1	10.0
Interest rate swap	11.2	11.2	16.0	16.0
Liabilities
Long term debt (Note 10)	2,802.7	3,096.3	1,943.1	1,999.9
Credit derivatives (Note 16)	55.3	55.3	203.7	203.7

(20) Shareholders’ Equity

   (a) The authorized but unissued preferred shares may be issued in one or more series and the shares of each series shall have such rights as fixed by the Board of Directors.

   (b) In June 2003, Chubb sold 15,525,000 shares of common stock through a public offering. The net proceeds from the sale of $887 million were credited to common stock and paid-in surplus.

   The activity of the Corporation’s common stock was as follows:

	Years Ended December 31

	2003	2002	2001

	(number of shares)
Common stock issued
Balance, beginning of year	180,296,834	180,131,238	178,833,278
Common stock offering	15,525,000	—	—
Share activity under option and incentive plans	(18,010)	165,596	1,297,960

Balance, end of year	195,803,824	180,296,834	180,131,238

Treasury stock
Balance, beginning of year	9,095,162	10,059,857	3,914,105
Repurchase of shares	—	1,500,000	7,971,600
Share activity under option and incentive plans	(1,254,714)	(2,464,695)	(1,825,848)

Balance, end of year	7,840,448	9,095,162	10,059,857

Common stock outstanding, end of year	187,963,376	171,201,672	170,071,381

   (c) In June 2003, Chubb issued 18.4 million purchase contracts to purchase the Corporation’s common stock and $460 million of 2.25% senior notes. The purchase contracts and notes were issued together in the form of 7% equity units. In November 2002, Chubb issued 24 million mandatorily exercisable warrants to purchase the Corporation’s common stock and $600 million of 4% senior notes. The warrants and notes were issued together in the form of 7% equity units. For further discussion of the notes and equity units, see Note (10)(a).

   Each purchase contract obligates the holder to purchase, and obligates Chubb to sell, on or before August 16, 2006, for a settlement price of $25, a variable number of newly issued shares of the Corporation’s common stock. Each warrant obligates the holder to purchase, and obligates Chubb to sell, on or before November 16, 2005, for a settlement price of $25, a variable number of newly issued shares of the Corporation’s common stock. The number of shares of the Corporation’s common stock to be purchased will be determined based on a formula that considers the market price of the Corporation’s common stock immediately prior to the time of settlement in relation to the sale price of the common stock at the time the respective equity units were offered, which was $59.50 per share for the June 2003 offering and $56.64 per share for the November 2002 offering. Upon settlement of the purchase contracts, Chubb will receive proceeds of approximately $460 million and will issue between approximately 6.5 million and 7.7 million shares of common stock. Upon settlement of the warrants, Chubb will receive proceeds of approximately $600 million and will issue between approximately 8.7 million and 10.6 million shares of common stock.

   Chubb will make quarterly contract adjustment payments to the equity unit holders at a rate of 4.75% per year on the stated amount of $25 per purchase contract until the purchase contract is settled. Chubb will make quarterly warrant fee payments to the equity unit holders at a rate of 3% per year on the stated amount of $25 per warrant until the warrant is settled. The $66.2 million present value of the contract adjustment payments and the $49.9 million present value of the warrant fee payments were accrued as a liability at the date of issuance of the respective equity units with an offsetting charge to paid-in surplus. Subsequent contract adjustment and warrant fee payments will be allocated between this liability account and interest expense based on a constant rate calculation over the respective term of the purchase contracts and warrants. Paid-in surplus also reflected a charge of $11.9 million in 2003 and $15.0 million in 2002, representing the portion of the equity unit issuance costs that was allocated to the purchase contracts and warrants, respectively.

   (d) The Corporation has a shareholders rights plan under which each shareholder has one right for each share of common stock of the Corporation held. Each right entitles the holder to purchase from Chubb one one-thousandth of a share of Series B Participating Cumulative Preferred Stock at an exercise price of $240. The rights are attached to all outstanding shares of common stock and trade with the common stock until the rights become exercisable. The rights are subject to adjustment to prevent dilution of the interests represented by each right.

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

   (e) The property and casualty insurance subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). For such subsidiaries, statutory accounting practices differ in certain respects from GAAP.

   A comparison of shareholders’ equity on a GAAP basis and policyholders’ surplus on a statutory basis is as follows:

	December 31

	2003		2002

	GAAP	Statutory	GAAP	Statutory

	(in millions)
P&C Group	$9,694.6	$6,368.1	$7,843.1	$4,512.2

Corporate and other	(1,172.6)		(1,017.4)

	$8,522.0		$6,825.7

   A comparison of GAAP and statutory net income (loss) is as follows:

	Years Ended December 31

	2003		2002		2001

	GAAP	Statutory	GAAP	Statutory	GAAP	Statutory

	(in millions)
P&C Group	$1,051.7	$915.6	$303.7	$(26.7)	$95.0	$(239.2)

Corporate and other	(242.9)		(80.8)		16.5

	$808.8		$222.9		$111.5

   (f) As a holding company, Chubb’s ability to continue to pay dividends to shareholders and to satisfy its obligations, including the payment of interest and principal on debt obligations, relies on the availability of liquid assets in Chubb, which is dependent in large part on the dividend paying ability of its property and casualty insurance subsidiaries. Various state insurance laws restrict the Corporation’s property and casualty insurance subsidiaries as to the amount of dividends they may pay without the prior approval of regulatory authorities. The restrictions are generally based on net income and on certain levels of policyholders’ surplus as determined in accordance with statutory accounting practices. Dividends in excess of such thresholds are considered “extraordinary” and require prior regulatory approval. During 2003, these subsidiaries paid cash dividends to Chubb totaling $270.0 million.

   The maximum dividend distribution that may be made by the property and casualty insurance subsidiaries to Chubb during 2004 without prior approval is approximately $630 million.

QUARTERLY FINANCIAL DATA

   Summarized unaudited quarterly financial data for 2003 and 2002 are shown below. In management’s opinion, the interim financial data contain all adjustments, consisting of normal recurring items, necessary to present fairly the results of operations for the interim periods.

	Three Months Ended

	March 31		June 30		September 30		December 31

	2003	2002	2003	2002	2003	2002(a)	2003(b)	2002(c)

	(in millions except for per share amounts)
Revenues	$2,615.9	$2,105.2	$2,838.5	$2,223.5	$2,947.2	$2,364.4	$2,992.4	$2,447.2
Losses and expenses	2,333.7	1,860.3	2,509.6	1,961.9	2,609.5	2,797.0	3,007.6	2,352.7
Federal and foreign income tax (credit)	57.6	46.7	76.8	51.4	77.9	(190.5)	(87.5)	37.9

Net income (loss)	$224.6	$198.2	$252.1	$210.2	$259.8	$(242.1)	$72.3	$56.6

Basic earnings (loss) per share	$1.32	$1.17	$1.46	$1.22	$1.39	$(1.42)	$.39	$.33

Diluted earnings (loss) per share	$1.31	$1.15	$1.45	$1.20	$1.37	$(1.42)	$.38	$.33

Underwriting ratios
Losses to premiums earned	64.9%	64.4%	64.6%	66.2%	65.7%	98.8%	74.4%	70.3%
Expenses to premiums written	30.4	31.5	30.7	31.8	30.9	31.2	29.6%	30.9

Combined	95.3%	95.9%	95.3%	98.0%	96.6%	130.0%	104.0%	101.2%

(a)	In the third quarter of 2002, losses and expenses included net losses of $625.0 million ($406.3 million after-tax or $2.38 per basic and diluted share) related to asbestos and toxic waste claims. Excluding the impact of such losses, the losses to premiums earned ratio was 68.7% and the combined ratio was 99.9%.

(b)	In the fourth quarter of 2003, losses and expenses included net losses of $250.0 million ($162.5 million after-tax or $0.86 per basic and diluted share) related to asbestos claims. Excluding the impact of such losses, the losses to premiums earned ratio was 65.2% and the combined ratio was 94.8%. Losses and expenses also included a $96.0 million loss ($62.4 million after-tax or $0.33 per basic and diluted share) related to an agreement that caps Chubb Financial Solutions’ exposure from two credit derivative contracts that had experienced deterioration in credit quality. Federal and foreign income tax included a $40.0 million ($0.21 per basic and diluted share) credit for the reversal of the tax valuation allowance established in 2002.

(c)	In the fourth quarter of 2002, losses and expenses included net losses of $75.0 million ($48.7 million after-tax or $0.29 per basic and diluted share) related to asbestos claims and a reduction in net surety losses of $88.0 million ($57.2 million after-tax or $0.33 per basic and diluted share) resulting from the settlement of litigation related to Enron Corp. Excluding the effect of such losses, the losses to premiums earned ratio was 70.9% and the combined ratio was 101.8%. Federal and foreign income tax included a $40.0 million ($0.23 per basic and diluted share) charge to establish a tax valuation allowance from not being able to recognize, for accounting purposes, certain U.S. tax benefits related to European losses.

THE CHUBB CORPORATION

Schedule I

CONSOLIDATED SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES

(in millions)

December 31, 2003

			Amount
			at Which
	Cost or		Shown in
	Amortized	Market	the
Type of Investment	Cost	Value	Balance Sheet

Short term investments	$2,695.9	$2,695.9	$2,695.9

Fixed maturities
Bonds
United States Government and government agencies and authorities	4,014.9	4,025.8	4,023.7
States, municipalities and political subdivisions	10,997.3	11,672.1	11,639.0
Foreign	3,080.5	3,147.4	3,147.4
Public utilities	305.2	319.8	319.8
All other corporate bonds	3,055.6	3,226.2	3,226.2

Total bonds	21,453.5	22,391.3	22,356.1
Redeemable preferred stocks	55.0	55.6	55.6

Total fixed maturities	21,508.5	22,446.9	22,411.7

Equity securities
Common stocks
Public utilities	72.6	78.9	78.9
Banks, trusts and insurance companies	175.8	177.0	177.0
Industrial, miscellaneous and other	1,093.3	1,211.8	1,211.8

Total common stocks	1,341.7	1,467.7	1,467.7
Non-redeemable preferred stocks	39.7	46.7	46.7

Total equity securities	1,381.4	1,514.4	1,514.4

Total invested assets	$25,585.8	$26,657.2	$26,622.0

THE CHUBB CORPORATION

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS — PARENT COMPANY ONLY

(in millions)

December 31

	2003	2002

		(Restated)
Assets
Invested Assets
Short Term Investments	$703.9	$18.4
Taxable Fixed Maturities — Available-for-Sale (cost $335.6 and $68.0)	337.6	71.5
Equity Securities (cost $8.4 and $71.0)	9.5	71.3

TOTAL INVESTED ASSETS	1,051.0	161.2
Cash	—	.1
Investment in Consolidated Subsidiaries	9,647.2	7,872.1
Investment in Partially Owned Company	312.3	266.7
Net Receivable from Consolidated Subsidiaries	140.7	109.8
Other Assets	189.8	206.3

TOTAL ASSETS	$11,341.0	$8,616.2

Liabilities
Long Term Debt	$2,571.2	$1,616.0
Dividend Payable to Shareholders	67.7	59.9
Accrued Expenses and Other Liabilities	180.1	114.6

TOTAL LIABILITIES	2,819.0	1,790.5

Shareholders’ Equity
Preferred Stock — Authorized 4,000,000 Shares; $1 Par Value; Issued — None	—	—
Common Stock — Authorized 600,000,000 Shares; $1 Par Value; Issued 195,803,824 and 180,296,834 Shares	195.8	180.3
Paid-In Surplus	1,318.8	445.4
Retained Earnings	6,868.9	6,319.0
Accumulated Other Comprehensive Income
Unrealized Appreciation of Investments, Net of Tax	673.6	585.5
Foreign Currency Translation Gains (Losses), Net of Tax	12.0	(56.5)
Receivable from Employee Stock Ownership Plan	(17.9)	(34.1)
Treasury Stock, at Cost — 7,840,448 and 9,095,162 Shares	(529.2)	(613.9)

TOTAL SHAREHOLDERS’ EQUITY	8,522.0	6,825.7

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,341.0	$8,616.2

      The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

THE CHUBB CORPORATION

Schedule II

(continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF INCOME — PARENT COMPANY ONLY

(in millions)

Years Ended December 31

	2003	2002	2001

Investment Income	$48.0	$31.5	$41.6

Realized Investment Gains (Losses)	(2.2)	63.8	21.2

Investment Expenses	(4.5)	(1.8)	(1.8)

Corporate Expenses	(164.1)	(90.9)	(62.1)

	(122.8)	2.6	(1.1)

Federal and Foreign Income Tax (Credit)	6.8	27.9	(19.1)

	(129.6)	(25.3)	18.0

Equity in Net Income of Consolidated Subsidiaries	938.4	248.2	93.5

NET INCOME	$808.8	$222.9	$111.5

      Chubb and its domestic subsidiaries file a consolidated federal income tax return. The federal income tax (credit) represents an allocation under the Corporation’s tax allocation agreements.

      The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

THE CHUBB CORPORATION

Schedule II

(continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS — PARENT COMPANY ONLY

(in millions)

Years Ended December 31

	2003	2002	2001

Cash Flows from Operating Activities
Net Income	$808.8	$222.9	$111.5
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Equity in Net Income of Consolidated Subsidiaries	(938.4)	(248.2)	(93.5)
Realized Investment Losses (Gains)	2.2	(63.8)	(21.2)
Other, Net	(1.1)	111.0	25.6

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(128.5)	21.9	22.4

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturities	332.6	191.7	229.2
Proceeds from Maturities of Fixed Maturities	41.0	44.6	11.9
Proceeds from Sales of Equity Securities	74.1	117.1	100.4
Purchases of Fixed Maturities	(648.3)	(12.5)	(195.3)
Purchases of Equity Securities	(7.6)	(26.8)	(81.1)
Decrease (Increase) in Short Term Investments, Net	(685.5)	4.1	149.8
Capital Contributions to Consolidated Subsidiaries	(865.0)	(1,040.0)	(750.5)
Dividends Received from Consolidated Insurance Subsidiaries	270.0	240.0	240.0
Distributions Received from Consolidated Non-Insurance Subsidiaries	—	363.9	145.9
Other, Net	(16.8)	(70.6)	(33.2)

NET CASH USED IN INVESTING ACTIVITIES	(1,505.5)	(188.5)	(182.9)

Cash Flows from Financing Activities
Increase (Decrease) in Short Term Debt Issued by a Consolidated Subsidiary	—	(199.0)	199.0
Proceeds from Issuance of Long Term Debt	960.0	600.0	600.0
Proceeds from Common Stock Offering	886.8	—	—
Proceeds from Issuance of Common Stock Under Incentive and Purchase Plans	43.8	106.0	146.8
Repurchase of Shares	—	(99.4)	(555.6)
Dividends Paid to Shareholders	(251.1)	(237.6)	(234.8)
Other, Net	(5.6)	(3.3)	5.0

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,633.9	166.7	160.4

Net Increase (Decrease) in Cash	(.1)	.1	(.1)
Cash at Beginning of Year	.1	—	.1

CASH AT END OF YEAR	$—	$.1	$—

      The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

      In 2002, Chubb contributed $131.9 million of property, consisting of land and office buildings in Whitehouse Station, New Jersey, to a consolidated insurance subsidiary and another consolidated insurance subsidiary distributed its $259.1 million investment in a partially owned company, Allied World Assurance Holdings, Ltd., to Chubb. These noncash transactions have been excluded from the statement of cash flows.

THE CHUBB CORPORATION

Schedule III

CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION

(in millions)

	December 31			Year Ended December 31

								Amortization	Other
	Deferred							of Deferred	Insurance
	Policy				Net			Policy	Operating
	Acquisition	Unpaid	Unearned	Premiums	Investment		Insurance	Acquisition	Costs and	Premiums
Segment	Costs	Losses	Premiums	Earned	Income		Losses	Costs	Expenses**	Written

2003
Property and Casualty Insurance
Personal	$367.2	$1,276.4	$1,394.5	$2,439.4			$1,592.8	$670.9	$151.0	$2,590.3
Commercial	490.4	7,269.5	2,216.2	3,784.4			2,427.2	943.5	308.1	4,109.0
Specialty	485.8	9,401.9	2,328.7	3,958.7			2,847.2	921.2	216.1	4,368.6
Investments					1,058.4	*

	$1,343.4	$17,947.8	$5,939.4	$10,182.5	$1,058.4	*	$6,867.2	$2,535.6	$675.2	$11,067.9

2002
Property and Casualty Insurance
Personal	$330.8	$1,118.3	$1,221.9	$2,130.2			$1,352.8	$582.2	$138.8	$2,313.7
Commercial	429.8	6,858.5	1,841.2	2,927.2			2,495.1	778.6	254.3	3,404.7
Specialty	389.4	8,736.3	1,986.8	3,027.9			2,216.7	717.0	175.7	3,328.9
Investments					$929.4	*

	$1,150.0	$16,713.1	$5,049.9	$8,085.3	$929.4		$6,064.6	$2,077.8	$568.8	$9,047.3

2001
Property and Casualty Insurance
Personal	$270.1	$948.9	$1,031.4	$1,847.9			$1,268.2	$504.9	$106.8	$1,981.1
Commercial	331.3	6,119.5	1,299.1	2,366.3			1,761.7	675.8	187.6	2,490.8
Specialty	327.4	8,446.5	1,585.7	2,442.2			2,327.5	590.7	136.7	2,489.6
Investments					$902.6	*

	$928.8	$15,514.9	$3,916.2	$6,656.4	$902.6		$5,357.4	$1,771.4	$431.1	$6,961.5

*	Property and casualty assets are available for payment of losses and expenses for all classes of business; therefore, such assets and the related investment income have not been allocated to the underwriting segments.

**	Other insurance operating costs and expenses does not include other charges.

THE CHUBB CORPORATION

Schedule IV

CONSOLIDATED REINSURANCE

(in millions)

Years Ended December 31

	Property and Casualty Insurance Premiums Earned
					Percentage of
		Ceded	Assumed		Amount
	Direct	to Other	from Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net

2003	$10,720.0	$1,631.9	$1,094.4	$10,182.5	10.7

2002	$8,743.8	$1,420.3	$761.8	$8,085.3	9.4

2001	$7,125.8	$1,003.3	$533.9	$6,656.4	8.0

THE CHUBB CORPORATION

Schedule VI

CONSOLIDATED SUPPLEMENTARY PROPERTY AND CASUALTY INSURANCE INFORMATION

(in millions)

Years Ended December 31

	Losses and Loss
	Adjustment
	Expenses Incurred
	Related to
			Paid Losses and
	Current	Prior	Loss Adjustment
	Year	Years	Expenses

2003	$6,469.9	$397.3	$4,987.6

2002	$5,274.9	$789.7	$4,432.7

2001	$5,552.9	$(195.5)	$4,399.0

THE CHUBB CORPORATION

EXHIBITS INDEX

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

By-Laws. Incorporated by reference to Exhibit (3.1) of the registrant’s Report to the Securities and Exchange Commission on Form 8-K filed on December 9, 2003.
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

Purchase Contract Agreement, dated as of June 24, 2003, between The Chubb Corporation and Bank One Trust Company, N.A., as Purchase Contract Agent. Incorporated by reference to Exhibit 4.1 of the registrant’s Report to the Securities and Exchange Commission on Form 8-K filed on June 25, 2003.

Pledge Agreement, dated as of June 24, 2003, between The Chubb Corporation, BNY Midwest Trust Company, as Collateral Agent, Custodial Agent and Securities Intermediary, and Bank One Trust Company, N.A., as Purchase Contract Agent. Incorporated by reference to Exhibit 4.2 of the registrant’s Report to the Securities and Exchange Commission on Form 8-K filed on June 25, 2003.

Warrant Agreement, dated as of December 2, 2002, between The Chubb Corporation and Bank One Trust Company, N.A., as Warrant Agent. Incorporated by reference to Exhibit (4.1) of the registrant’s Report to the Securities and Exchange Commission on Form 8-K filed on December 13, 2002.

Description

Pledge Agreement, dated as of December 2, 2002, between The Chubb Corporation, BNY Midwest Trust Company, as Collateral Agent, Custodial Agent and Securities Intermediary, and Bank One Trust Company, N.A., as Warrant Agent. Incorporated by reference to Exhibit (4.2) of the registrant’s Report to the Securities and Exchange Commission on Form 8-K filed on December 13, 2002.

Rights Agreement dated as of March 12, 1999 between The Chubb Corporation and First Chicago Trust Company of New York, as Rights Agent. Incorporated by reference to Exhibit 99.1 of the registrant’s Report to the Securities and Exchange Commission on Form 8-K filed on March 30, 1999.

(10) —	Material contracts

The Chubb Corporation 2003 Producer Stock Incentive Plan incorporated by reference to Annex B of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders held on April 29, 2003.

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

Description

Non-Employee Director Special Stock Option Agreement, dated as of December 5, 2002, between The Chubb Corporation and Joel J. Cohen, incorporated by reference to Exhibit (10.1) of the registrant’s Report to the Securities and Exchange Commission on Form 8-K filed on December 9, 2002.

Non-Employee Director Special Stock Option Agreement, dated as of December 5, 2002, between The Chubb Corporation and David H. Hoag, incorporated by reference to Exhibit (10.2) of the registrant’s Report to the Securities and Exchange Commission on Form 8-K filed on December 9, 2002.

Non-Employee Director Special Stock Option Agreement, dated as of December 5, 2002, between The Chubb Corporation and Lawrence M. Small, incorporated by reference to Exhibit (10.3) of the registrant’s Report to the Securities and Exchange Commission on Form 8-K filed on December 9, 2002.

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

The Chubb Corporation Estate Enhancement Program incorporated by reference to Exhibit (10) of the registrant’s Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 1999.

The Chubb Corporation Estate Enhancement Program for Non-Employee Directors incorporated by reference to Exhibit (10) of the registrant’s Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended March 31, 1999.

Executive Severance Agreement, dated as of November 16, 1998, between The Chubb Corporation and Thomas F. Motamed, incorporated by reference to Exhibit (10) of the registrant’s Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1998.

Executive Severance Agreement, dated as of June 30, 1997, between The Chubb Corporation and Michael O’Reilly, incorporated by reference to Exhibit (10) of the registrant’s Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1997.

Executive Severance Agreement, dated as of December 8, 1995, between The Chubb Corporation and John J. Degnan, incorporated by reference to Exhibit (10) of the registrant’s Report to the Securities and Exchange Commission on Form 10-K for the year ended December 31, 1995.

Change in Control Employment Agreement, dated as of December 1, 2002, between The Chubb Corporation and John D. Finnegan, incorporated by reference to Exhibit (10) of the registrant’s Report to the Securities and Exchange Commission on Form 8-K filed on January 21, 2003.

Amendment, dated as of December 1, 2003, to Change in Control Employment Agreement, dated as of December 1, 2002, between The Chubb Corporation and John D. Finnegan, incorporated by reference to Exhibit 10.2 of the registrant’s Report to the Securities and Exchange Commission on Form 8-K filed on December 2, 2003.

Description

Employment Agreement, dated as of December 1, 2002, between The Chubb Corporation and John D. Finnegan, incorporated by reference to Exhibit (10) of the registrant’s Report to the Securities and Exchange Commission on Form 8-K filed on January 21, 2003.

Amendment, dated as of December 1, 2003, to Employment Agreement, dated as of December 1, 2002, between The Chubb Corporation and John D. Finnegan, incorporated by reference to Exhibit (10.1) of the registrant’s Report to the Securities and Exchange Commission on Form 8-K filed on December 2, 2003.

Retirement Agreement, dated as of September 18, 2002, between The Chubb Corporation and Dean R. O’Hare, incorporated by reference to Exhibit (10) of the registrant’s Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended September 30, 2002.

(11) —	Computation of earnings per share included in Note (17) of the Notes to Consolidated Financial Statements.
(21) —	Subsidiaries of the registrant filed herewith.
(23) —	Consent of Independent Auditors filed herewith.
(31) —	Rule 13a-14(a)/15d-14(a) Certifications.
Certification by John D. Finnegan filed herewith.
Certification by Michael O’Reilly filed herewith.
(32) —	Section 1350 Certifications.
Certification by John D. Finnegan filed herewith.
Certification by Michael O’Reilly filed herewith.

E-4