Form 10-Q
period 2004-03-31
CHUBB CORP
filed 2004-05-07
CIK 20171

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                Washington, D. C.

                                      20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 2004

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

                             YES   [X]     NO   [ ]

      The number of shares of common stock outstanding as of March 31, 2004 was 189,715,342.

                              THE CHUBB CORPORATION
                                      INDEX

                                                                     Page Number
                                                                     -----------
Part I.   Financial Information:

  Item 1 - Financial Statements:

    Consolidated Statements of Income for the
     Three Months Ended March 31, 2004 and 2003...................        1

    Consolidated Balance Sheets as of
     March 31, 2004 and December 31, 2003.........................        2

    Consolidated Statements of Comprehensive Income
     for the Three Months Ended March 31, 2004 and 2003...........        3

    Consolidated Statements of Cash Flows for the
     Three Months Ended March 31, 2004 and 2003...................        4

    Notes to Consolidated Financial Statements....................        5

  Item 2 - Management's Discussion and Analysis
    of Financial Condition and Results of Operations..............        8

  Item 4 - Controls and Procedures................................       25

Part II.  Other Information:

  Item 4 - Submission of Matters to a Vote of
            Security Holders......................................       26

  Item 6 - Exhibits and Reports on Form 8-K.......................       26

Signatures........................................................       27

                          Part I. Financial Information

Item 1 - Financial Statements

                              THE CHUBB CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                           THREE MONTHS ENDED MARCH 31


                                                            2004           2003
                                                         ---------      ---------
                                                              (in millions)
Revenues
  Premiums Earned .................................      $ 2,794.0      $ 2,325.2
  Investment Income ...............................          295.9          257.0
  Other Revenues ..................................            7.5           29.2
  Realized Investment Gains .......................           80.9            4.5
                                                         ---------      ---------
         Total Revenues ...........................        3,178.3        2,615.9
                                                         ---------      ---------

Losses and Expenses
  Insurance Losses and Loss Expenses ..............        1,740.6        1,505.5
  Amortization of Deferred Policy Acquisition Costs          687.2          580.1
  Other Insurance Operating Costs and Expenses ....          188.8          177.0
  Investment Expenses .............................            7.3           10.2
  Other Expenses ..................................           27.2           17.0
  Corporate Expenses ..............................           38.2           43.9
                                                         ---------      ---------
         Total Losses and Expenses ................        2,689.3        2,333.7
                                                         ---------      ---------
Income Before Federal and Foreign Income Tax ......          489.0          282.2
Federal and Foreign Income Tax ....................          128.3           57.6
                                                         ---------      ---------
Net Income ........................................      $   360.7      $   224.6
                                                         =========      =========

Net Income Per Share
 Basic ............................................      $    1.92      $    1.32
 Diluted ..........................................           1.88           1.31

Dividends Declared Per Share ......................            .39            .36



See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                            Mar. 31,        Dec. 31,
                                                             2004             2003
                                                           ---------       ---------
                                                                 (in millions)
Assets
  Invested Assets
    Short Term Investments ..........................      $ 2,040.9       $ 2,695.9
    Fixed Maturities
      Held-to-Maturity - Tax Exempt (market $463.4
       and $502.2) ..................................          430.9           467.0
      Available-for-Sale
       Tax Exempt (cost $11,622.9 and $10,509.7) ....       12,291.5        11,154.0
       Taxable (cost $11,338.3 and $10,531.8) .......       11,730.8        10,790.7
    Equity Securities (cost $1,565.0 and $1,381.4) ..        1,731.8         1,514.4
                                                           ---------       ---------
           TOTAL INVESTED ASSETS ....................       28,225.9        26,622.0
  Cash ..............................................           43.5            52.2
  Securities Lending Collateral .....................        1,438.9           704.8
  Accrued Investment Income .........................          314.3           286.8
  Premiums Receivable ...............................        2,176.7         2,188.0
  Reinsurance Recoverable on Unpaid Losses
   and Loss Expenses ................................        3,264.1         3,426.6
  Prepaid Reinsurance Premiums ......................          379.5           391.0
  Deferred Policy Acquisition Costs .................        1,388.3         1,343.4
  Real Estate Assets ................................          511.3           518.8
  Investment in Partially Owned Company .............          328.6           312.3
  Deferred Income Tax ...............................          498.6           641.4
  Goodwill ..........................................          467.4           467.4
  Other Assets ......................................        1,594.4         1,405.9
                                                           ---------       ---------
           TOTAL ASSETS .............................      $40,631.5       $38,360.6
                                                           =========       =========

Liabilities
  Unpaid Losses and Loss Expenses ...................      $18,298.6       $17,947.8
  Unearned Premiums .................................        6,173.9         5,939.4
  Securities Lending Payable ........................        1,438.9           704.8
  Long Term Debt ....................................        2,814.9         2,813.9
  Dividend Payable to Shareholders ..................           74.0            67.7
  Accrued Expenses and Other Liabilities ............        2,784.8         2,365.0
                                                           ---------       ---------
           TOTAL LIABILITIES ........................       31,585.1        29,838.6
                                                           ---------       ---------

Shareholders' Equity
  Common Stock - $1 Par Value; 195,803,824 and
   195,803,824 Shares ...............................          195.8           195.8
  Paid-In Surplus ...................................        1,304.1         1,318.8
  Retained Earnings .................................        7,155.6         6,868.9
  Accumulated Other Comprehensive Income
   Unrealized Appreciation of Investments, Net of Tax          798.1           673.6
   Foreign Currency Translation Gains, Net of Tax ...           21.6            12.0
  Receivable from Employee Stock Ownership Plan .....          (17.9)          (17.9)
  Treasury Stock, at Cost - 6,088,482 and
   7,840,448 Shares .................................         (410.9)         (529.2)
                                                           ---------       ---------
           TOTAL SHAREHOLDERS' EQUITY ...............        9,046.4         8,522.0
                                                           ---------       ---------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $40,631.5       $38,360.6
                                                           =========       =========


See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           THREE MONTHS ENDED MARCH 31


                                                           2004         2003
                                                         ---------   ---------
                                                           (in millions)
Net Income ........................................      $   360.7   $   224.6
                                                         ---------   ---------

Other Comprehensive Income
  Change in Unrealized Appreciation of Investments,
   Net of Tax .....................................          124.5        42.3
  Foreign Currency Translation Gains,
   Net of Tax .....................................            9.6         9.5
                                                         ---------   ---------
                                                             134.1        51.8
                                                         ---------   ---------
Comprehensive Income ..............................      $   494.8   $   276.4
                                                         =========   =========


See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           THREE MONTHS ENDED MARCH 31

                                                             2004            2003
                                                          ----------     ----------
                                                                 (in millions)
Cash Flows from Operating Activities
  Net Income .......................................      $    360.7     $    224.6
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities
    Increase in Unpaid Losses and Loss Expenses, Net           513.3          348.7
    Increase in Unearned Premiums, Net .............           223.4          349.5
    Decrease (Increase) in Premiums Receivable .....            11.3          (56.8)
    Increase in Deferred Policy Acquisition Costs ..           (39.6)         (67.9)
    Change in Deferred Income Tax ..................            60.3           35.1
    Depreciation ...................................            28.2           27.8
    Realized Investment Gains ......................           (80.9)          (4.5)
    Other, Net .....................................          (188.8)        (165.3)
                                                          ----------     ----------
  Net Cash Provided by Operating Activities ........           887.9          691.2
                                                          ----------     ----------

Cash Flows from Investing Activities
  Proceeds from Sales of Fixed Maturities ..........           925.6        1,403.6
  Proceeds from Maturities of Fixed Maturities .....           661.9          281.1
  Proceeds from Sales of Equity Securities .........           132.4          129.0
  Purchases of Fixed Maturities ....................        (3,382.5)      (2,215.9)
  Purchases of Equity Securities ...................          (259.9)        (270.0)
  Decrease (Increase) in Short Term Investments, Net           655.0         (591.6)
  Increase (Decrease) in Net Payable from Security
   Transactions Not Settled ........................           283.5          (11.5)
  Purchases of Property and Equipment, Net .........           (17.6)         (20.0)
                                                          ----------     ----------
  Net Cash Used in Investing Activities ............        (1,001.6)      (1,295.3)
                                                          ----------     ----------

Cash Flows from Financing Activities
  Decrease in Short Term Debt, Net .................              --          257.0
  Proceeds from Issuance of Long Term Debt .........              --          500.0
  Repayment of Long Term Debt ......................             (.1)        (100.1)
  Increase (Decrease) in Funds Held Under
   Deposit Contracts ...............................            85.3            (.5)
  Proceeds from Issuance of Common Stock Under
   Incentive and Purchase Plans ....................            87.5            2.7
  Dividends Paid to Shareholders ...................           (67.7)         (59.9)
  Other, Net .......................................              --           (6.2)
                                                          ----------     ----------
  Net Cash Provided by Financing Activities ........           105.0          593.0
                                                          ----------     ----------
Net Decrease in Cash ...............................            (8.7)         (11.1)
Cash at Beginning of Year ..........................            52.2           41.9
                                                          ----------     ----------
  Cash at End of Period ............................      $     43.5     $     30.8
                                                          ==========     ==========


See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)    General

            The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of The Chubb Corporation and its subsidiaries (collectively, the Corporation). Significant intercompany transactions have been eliminated in consolidation.

            The amounts included in this report are unaudited but include those adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Notes to Consolidated Financial Statements included in the Corporation's 2003 Annual Report on Form 10-K.

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

            The net change in unrealized appreciation or depreciation of investments carried at market value was as follows:

                                                        Three Months Ended
                                                             March 31
                                                       ----------------------
                                                          2004        2003
                                                       ----------  ----------
                                                           (in millions)
Change in unrealized appreciation or depreciation
  of equity securities ..........................      $     33.8  $     (5.2)
Change in unrealized appreciation
  of fixed maturities ...........................           157.9        70.3
                                                       ----------  ----------
                                                            191.7        65.1
Deferred income tax .............................            67.2        22.8
                                                       ----------  ----------
Change in unrealized appreciation
  of investments, net ...........................      $    124.5  $     42.3
                                                       ==========  ==========

3)    Earnings Per Share

            The following table sets forth the computation of basic and diluted earnings per share:

                                                          Three Months Ended
                                                               March 31
                                                         ---------------------
                                                           2004         2003
                                                         --------     --------
                                                          (in millions, except
                                                           per share amounts)
Basic earnings per share:
  Net income ......................................      $  360.7     $  224.6
                                                         ========     ========
  Weighted average number of common
    shares outstanding ............................         187.9        170.5
                                                         ========     ========
  Basic earnings per share ........................      $   1.92     $   1.32
                                                         ========     ========
Diluted earnings per share:
  Net income ......................................      $  360.7     $  224.6
                                                         ========     ========
  Weighted average number of common
    shares outstanding ............................         187.9        170.5
  Additional shares from assumed exercise
    of stock-based compensation awards ............           3.8           .9
                                                         --------     --------
  Weighted average number of common shares and
    potential common shares assumed outstanding for
    computing diluted earnings per share ..........         191.7        171.4
                                                         ========     ========
  Diluted earnings per share ......................      $   1.88     $   1.31
                                                         ========     ========


4)    Segments Information

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

            Chubb Financial Solutions' non-insurance business was primarily structured credit derivatives, principally as a counterparty in portfolio credit default swap contracts. The Corporation has implemented a plan to exit the credit derivatives business.

            Corporate and other includes investment income earned on corporate invested assets, corporate expenses and the Corporation's real estate and other non-insurance subsidiaries.

            Revenues and income before income tax of the operating segments were as follows:

                                                    Three Months Ended
                                                         March 31
                                                 -------------------------
                                                    2004           2003
                                                 ----------     ----------
                                                      (in millions)
Revenues
  Property and casualty insurance
    Premiums earned
      Personal insurance ..................      $    659.8     $    579.8
      Commercial insurance ................         1,054.5          878.7
      Specialty insurance .................         1,079.7          866.7
                                                 ----------     ----------
                                                    2,794.0        2,325.2
    Investment income .....................           284.0          253.6
                                                 ----------     ----------
      Total property and casualty insurance         3,078.0        2,578.8

  Chubb Financial Solutions non-insurance
   business ...............................            (5.0)          17.4
  Corporate and other .....................            24.4           15.2
  Realized investment gains ...............            80.9            4.5
                                                 ----------     ----------
      Total revenues ......................      $  3,178.3     $  2,615.9
                                                 ==========     ==========

Income (loss) before income tax
  Property and casualty insurance
    Underwriting
      Personal insurance ..................      $     15.2     $    (15.6)
      Commercial insurance ................           128.0           54.2
      Specialty insurance .................            (4.4)         (36.4)
                                                 ----------     ----------
                                                      138.8            2.2
      Increase in deferred policy
       acquisition costs ..................            39.6           67.9
                                                 ----------     ----------
      Underwriting income .................           178.4           70.1
    Investment income .....................           277.7          246.3
    Other charges .........................            (1.0)          (7.5)
                                                 ----------     ----------
      Total property and casualty insurance           455.1          308.9

  Chubb Financial Solutions non-insurance
   business ...............................           (14.3)          14.0
  Corporate and other loss ................           (32.7)         (45.2)
  Realized investment gains ...............            80.9            4.5
                                                 ----------     ----------
      Total income before income tax ......      $    489.0     $    282.2
                                                 ==========     ==========

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations for the Quarters Ended March 31, 2004 and 2003

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

- global political conditions and the occurrence of any terrorist attacks, including any nuclear, biological, chemical or radiological events;

-     the effects of outbreak or escalation of war or hostilities;

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

- the impact of economic factors on companies on whose behalf we have issued surety bonds, and, in particular, on those companies that have filed for bankruptcy or otherwise experienced deterioration in creditworthiness;

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

- the occurrence of significant weather-related or other natural or human-made disasters, particularly in locations where we have concentrations of risk;

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

      -     general market conditions; and

-     the ability to implement management's strategic plans and initiatives.

      The Corporation assumes no obligation to update any forward looking information set forth in this document, which speak as of the date hereof.

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

EXECUTIVE SUMMARY

      The following highlights do not address all of the matters covered in the other sections of Management's Discussion and Analysis of Financial Condition and Results of Operations or contain all of the information that may be important to the Corporation's shareholders or the investing public. This summary should be read in conjunction with the other sections of Management's Discussion and Analysis of Financial Condition and Results of Operations.

      - Net income was $360.7 million in the first quarter of 2004 compared with $224.6 million in the comparable period of 2003.

      - The fundamentals of our property and casualty insurance business remain strong. Premium growth was 13% in the first quarter of 2004.

      - Our combined loss and expense ratio was 92.6% in the first quarter of 2004 compared with 95.3% in the corresponding 2003 quarter.

      - Property and casualty investment income after taxes increased by 12% in the first quarter of 2004.

      A summary of the Corporation's results for the first quarter of 2004 and 2003 is as follows:

                                                           Quarter Ended
                                                              March 31
                                                      -------------------------
                                                          2004          2003
                                                      ----------     ----------
                                                            (in millions)
PROPERTY AND CASUALTY INSURANCE
 Underwriting
  Net Premiums Written .........................      $  3,017.4     $  2,674.7
  Increase in Unearned Premiums ................          (223.4)        (349.5)
                                                      ----------     ----------
     Premiums Earned ...........................         2,794.0        2,325.2
                                                      ----------     ----------
  Losses and Loss Expenses .....................         1,740.6        1,505.5
  Operating Costs and Expenses .................           907.3          811.5
  Increase in Deferred Policy Acquisition Costs            (39.6)         (67.9)
  Dividends to Policyholders ...................             7.3            6.0
                                                      ----------     ----------
  Underwriting Income ..........................           178.4           70.1
                                                      ----------     ----------
 Investments
  Investment Income Before Expenses ............           284.0          253.6
  Investment Expenses ..........................             6.3            7.3
                                                      ----------     ----------
  Investment Income ............................           277.7          246.3
                                                      ----------     ----------
 Other Charges .................................            (1.0)          (7.5)
                                                      ----------     ----------
 Property and Casualty Income ..................           455.1          308.9

CHUBB FINANCIAL SOLUTIONS NON-INSURANCE BUSINESS           (14.3)          14.0

CORPORATE AND OTHER ............................           (32.7)         (45.2)

REALIZED INVESTMENT GAINS ......................            80.9            4.5
                                                      ----------     ----------
CONSOLIDATED INCOME BEFORE INCOME TAX ..........           489.0          282.2

Federal and Foreign Income Tax .................           128.3           57.6
                                                      ----------     ----------
CONSOLIDATED NET INCOME ........................      $    360.7     $    224.6
                                                      ==========     ==========
PROPERTY AND CASUALTY INVESTMENT INCOME
 AFTER INCOME TAX ..............................      $    221.8     $    198.0
                                                      ==========     ==========

      Net income included realized investment gains after taxes of $52.6 million in the first quarter of 2004 and $2.9 million in the first quarter of 2003. Decisions to sell securities are governed principally by considerations of investment opportunities and tax consequences. As a result, realized gains and losses on the sale of investments may vary significantly from period to period.

PROPERTY AND CASUALTY INSURANCE RESULTS

      Earnings from our property and casualty business were significantly higher in the first quarter of 2004 compared with the same period of 2003. Underwriting income was substantially higher in the first quarter of 2004 due to the exceptionally strong results in our commercial business and, to a lesser extent, improvement in our personal and specialty businesses. Investment income also increased significantly in the first quarter of 2004 compared with 2003. Property and casualty income before taxes amounted to $455.1 million in the first quarter of 2004 compared with $308.9 million in 2003.

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

      Statutory accounting principles differ in certain respects from generally accepted accounting principles (GAAP). Under statutory accounting principles applicable to property and casualty insurance companies, policy acquisition and other underwriting expenses are recognized immediately, not at the time premiums are earned. We use underwriting results determined in accordance with GAAP, among other measures, to assess the overall performance of the underwriting operations. To convert underwriting results to a GAAP basis, policy acquisition expenses are deferred and amortized over the period in which the related premiums are earned. Underwriting income determined in accordance with GAAP is defined as premiums earned less losses incurred and GAAP underwriting expenses incurred.

   Net Premiums Written

      Net premiums written were $3.0 billion in the first quarter of 2004, an increase of 13% compared with the first quarter of 2003. Premium growth was particularly strong in our reinsurance assumed business generated by Chubb Re.

      About 80% of our net premiums written are in the United States. U.S. premiums grew 11% in the first quarter. Premiums produced by Chubb Re accounted for 5 percentage points of the U.S. growth. Non-U.S. premiums grew 19% on a reported basis and 4% in local currencies.

      We experienced premium growth in the first quarter in all segments of our business. The growth was the result of our attracting new customers, retaining a high percentage of our existing customers and securing rate increases when needed. However, as was true for most of 2003, the size of rate increases has decelerated as the marketplace has become more competitive. We expect that this trend will continue throughout 2004.

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

      Our reinsurance costs are expected to increase modestly in 2004. We discontinued a casualty per risk treaty that responded primarily to excess liability exposures over $25 million, as underwriting actions we have taken in recent years have resulted in a reduction in the number of such exposures, which we believe made this treaty no longer economical. Our executive protection per risk treaty was renewed with coverage similar to the prior year. On our casualty clash treaty, which operates like a catastrophe treaty, our retention remained at $50 million.

      Our property reinsurance program was renewed in April 2004. On the property per risk treaty, our retention remained at $15 million. Our property catastrophe treaty for events in the United States was modified to increase our initial retention from $150 million to $250 million and to increase the reinsurance coverage at the top. The program now provides coverage of approximately 88% of losses between $250 million and $1.25 billion, with additional coverage of $250 million for losses above $1.25 billion in the northeastern part of the country.

      We are making a concerted effort to monitor and control terrorism risk aggregations. However, our future operating results could be more volatile due to the limited terrorism coverage in our reinsurance program.

   Profitability

      Underwriting results were highly profitable in the first quarter of both 2004 and 2003. Our combined loss and expense ratio was 92.6% in the first quarter of 2004 compared with 95.3% in 2003.

      The loss ratio was 62.5% for the first quarter of 2004 compared with 64.9% in 2003. The improvement in the loss ratio in 2004 reflects the impact of higher premiums and favorable loss experience, including unusually low commercial property losses. Catastrophe losses during the first quarter of 2004 amounted to $96.7 million which represented 3.5 percentage points of the loss ratio compared with $94.9 million or 4.1 percentage points in 2003.

      Our expense ratio decreased to 30.1% for the first quarter of 2004 from 30.4% in 2003 due primarily to premiums written growing at a somewhat higher rate than overhead expenses.

  REVIEW OF UNDERWRITING RESULTS BY BUSINESS UNIT

      Underwriting results during 2004 and 2003 by business unit were as follows:


                                    Net Premiums            Combined Loss and
                                      Written                 Expense Ratios
                              ------------------------    ----------------------
                                 2004          2003           2004       2003
                              ----------    ----------    ----------  ----------
                                  (in millions)
Quarter Ended March 31

PERSONAL INSURANCE
  Automobile ...........      $    144.6    $    132.9          96.2%      101.4%
  Homeowners ...........           341.7         312.5         109.6       114.1
  Other ................           129.5         119.6          77.0        77.8
                              ----------    ----------    ----------  ----------
      Total Personal ...           615.8         565.0          99.9       103.6
                              ----------    ----------    ----------  ----------

COMMERCIAL INSURANCE
  Multiple Peril .......           302.8         276.5          84.6        88.0
  Casualty .............           412.2         344.1          87.3        85.2
  Workers' Compensation            221.5         188.4          90.6        87.6
  Property and Marine ..           290.6         273.3          71.8        87.4
                              ----------    ----------    ----------  ----------
      Total Commercial .         1,227.1       1,082.3          82.8        86.5
                              ----------    ----------    ----------  ----------

SPECIALTY INSURANCE
  Executive Protection .           554.6         521.6         101.5       103.6
  Financial Institutions           234.2         223.8         110.8       110.9
  Other ................           385.7         282.0          84.3        78.8
                              ----------    ----------    ----------  ----------
      Total Specialty ..         1,174.5       1,027.4          97.9        99.2
                              ----------    ----------    ----------  ----------

      TOTAL ............      $  3,017.4    $  2,674.7          92.6%       95.3%
                              ==========    ==========    ==========  ==========


   Personal Insurance

      Premiums from personal insurance coverages, which represent 20% of total premiums written, increased by 9% in the first quarter of 2004 compared with the same quarter in 2003. Premium growth occurred in all classes; however, growth has slowed somewhat from prior periods due to increased competition in the marketplace. The premium growth in our homeowners business was due to increased insurance-to-value and modestly higher rates; the in force policy count for this class was flat.

      Our personal insurance business produced near breakeven underwriting results in the first quarter of 2004 compared with unprofitable results in 2003. Results in both years were adversely affected by significant catastrophe losses. The combined loss and expense ratio was 99.9% in the first quarter of 2004 compared with 103.6% in 2003. Excluding catastrophe losses, the combined ratio was 88.4% and 92.7% in the first quarter of 2004 and 2003, respectively.

      Homeowners results improved in 2004 but remained highly unprofitable. The improvement was largely the result of better pricing and contract wording. Results in both 2004 and 2003 were adversely affected by significant catastrophe losses, primarily from severe winter weather in the northeastern part of the United States where we have a significant market presence. Catastrophe losses represented 20.0 and 19.6 percentage points of the loss ratio for this class in the first quarter of 2004 and 2003, respectively.

      Our remediation plan relating to our homeowners business in the United States, which began in the latter part of 2001, is on track. We have implemented rate increases in most states where rates have been deficient. We remain concerned about the potential for water damage claims, including those related to mold. We have made regulatory filings in most states to introduce contract changes that would enable us to treat mold as a separate peril available at an appropriate price. These changes have been implemented in 42 states, including Texas, California, Florida and New York, and approved in two other states.

      Our automobile business produced profitable results in 2004 compared with near breakeven results in 2003. The improvement was due to stable claim frequency and severity. Other personal coverages, which include insurance for valuable articles and excess liability, produced highly profitable results in 2004 and 2003 due to continued favorable loss experience.

   Commercial Insurance

      Premiums from commercial insurance, which represent 41% of our total writings, increased by 13% in the first quarter of 2004 compared with the same period a year ago. Growth occurred in all segments of this business but was particularly strong in the casualty and workers' compensation classes. Rates continued to increase in 2004 although, as expected, the level of rate increases declined from 2003 levels as we experienced more competition in the marketplace. Despite this, retention levels in the first quarter of 2004 were about the same as those in the comparable period of 2003. New business remained strong but was down from 2003 levels. We continue to get favorable terms and conditions on business written. We expect that rates will continue to rise overall but that the level of rate increases will continue to decline.

      Our commercial insurance business produced highly profitable underwriting results in the first quarter of 2004 and 2003. The combined loss and expense ratio was 82.8% for the first quarter of 2004 compared with 86.5% in 2003. These results reflect the cumulative effect of price increases, better terms and conditions and more stringent risk selection in recent years. The 2004 results were exceptionally profitable due to unusually low property losses.

      Multiple peril produced highly profitable results in 2004 and 2003, but more so in 2004. The improvement in 2004 was driven by the property component of this business due in large part to lower catastrophe losses. Catastrophe losses represented 3.9 percentage points of the loss ratio for this class in the first quarter of 2004 compared with 6.9 percentage points in 2003.

      Our casualty business produced highly profitable results in 2004 and 2003. Such results were due to the price increases over the last several years and favorable loss experience. The primary liability and automobile components of this business were highly profitable in both years. The excess liability component was profitable to a lesser degree.

      Workers' compensation results were highly profitable in 2004 and 2003 due in large part to our disciplined risk selection during the past several years.

      Property and marine results were highly profitable in both years, particularly in 2004, due to few severe losses. Catastrophe losses represented
3.3 percentage points of the loss ratio for this class in 2004 compared with 5.6 percentage points in 2003.

   Specialty Insurance

      Premiums from specialty insurance, which represent 39% of our total writings, increased by 14% in the first quarter of 2004 compared with the same period a year ago. The growth in our executive protection and financial institutions businesses was 6% and 5%, respectively. The pace of rate increases has dropped off significantly as a result of increased competition in the marketplace. The decline in rate increases was especially pronounced in the large public directors and officers liability component of this business. Our strategy in recent years has been to concentrate more on growth opportunities with small and middle market publicly-traded and private customers. New business was down from 2003 levels due to a decrease in submission activity. Retention levels, however, were higher than in 2003 and we continued to get favorable terms and conditions on both renewals and new business.

      Growth in our other specialty business was primarily from Chubb Re, our reinsurance assumed business. Premiums produced by Chubb Re grew 76% in the first quarter of 2004. We expect that Chubb Re's growth will decline as the year progresses.

      Our specialty insurance business produced modestly profitable underwriting results in the first quarter of 2004 compared with near breakeven results in 2003. The combined loss and expense ratio was 97.9% for the first quarter of 2004 compared with 99.2% in 2003.

      Executive protection results were unprofitable in 2004 and 2003, but showed improvement in 2004 due to the impact of higher premiums. Results in both years were adversely affected by unfavorable development on loss reserves related to accident years 2002 and prior. The adverse development was due in large part to directors and officers liability and errors and omissions liability claims related to the corporate failures and allegations of management misconduct and accounting irregularities in recent years.

      Financial institutions results were similarly unprofitable in 2004 and 2003. The fidelity component of this business was less profitable in 2004 due to several large losses outside the United States. Fidelity results in 2003 were highly profitable. The standard commercial business written on financial institutions produced highly profitable results in both years, reflecting the rate increases and more stringent risk selection in recent years. Results for the professional liability component were highly unprofitable in both years due to the same adverse directors and officers liability and errors and omissions liability claim trends experienced in our executive protection business. Financial institutions have been the focus of scrutiny by regulators and the plaintiffs' bar.

      Our other specialty results were highly profitable in 2004 and 2003. Our surety business produced highly profitable results in both years. Our reinsurance assumed business generated by Chubb Re and our accident business were both profitable in 2004 and 2003.

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

      In particular, we have in force $510 million of gas forward purchase surety bonds with one principal, Aquila, Inc. Our exposure under these bonds will decline over the terms of the bonds, which extend until 2012. These surety bonds, which are uncollateralized, secure Aquila's obligation to supply gas under long-term forward purchase agreements. Under the terms of these bonds, our entire obligation to pay could be triggered if Aquila failed to provide gas under its forward purchase contracts or was the subject of a bankruptcy filing. There is currently no reinsurance in place covering our exposure under these bonds. Aquila continues to perform its obligations under the related gas forward purchase agreements.

  LOSS RESERVES

      Loss reserves at March 31, 2004 and December 31, 2003 included significant amounts related to asbestos and toxic waste claims and the September 11, 2001 attack. The components of loss reserves were as follows:

                                        March 31,    December 31,
                                           2004         2003
                                        ----------   ----------
                                             (in millions)
Gross loss reserves
  Total, per balance sheet .......      $   18,299   $   17,948
  Less:
 Related to asbestos and toxic
  waste claims ...................           1,265        1,295
 Related to September 11 attack ..             861          999
                                        ----------   ----------
  Total, as adjusted .............      $   16,173   $   15,654
                                        ==========   ==========
Reinsurance recoverable
  Total, per balance sheet .......      $    3,264   $    3,427
  Less:
 Related to asbestos and toxic
  waste claims ...................              55           57
    Related to September 11 attack             624          748
                                        ----------   ----------
  Total, as adjusted .............      $    2,585   $    2,622
                                        ==========   ==========
Net loss reserves
  Total ..........................      $   15,035   $   14,521
  Total, as adjusted .............          13,588       13,032


      The loss reserves related to asbestos and toxic waste claims and the September 11 attack are significant components of our total loss reserves, but they distort the growth trend in our loss reserves. Adjusted to exclude such loss reserves, our loss reserves, net of reinsurance recoverable, increased by $556 million during the first quarter of 2004.

      Net loss reserves, as adjusted, by segment were as follows:


                                     March 31,   December 31,
                                       2004         2003
                                    ----------   ----------
                                          (in millions)
Personal insurance ...........      $    1,303   $    1,219
Commercial insurance .........           5,390        5,248
Specialty insurance ..........           6,895        6,565
                                    ----------   ----------
Net loss reserves, as adjusted      $   13,588   $   13,032
                                    ==========   ==========

      Loss reserves for each of our business segments increased significantly in the first quarter of 2004. The increase in loss reserves for specialty insurance was due in large part to the relatively low paid losses for directors and officers liability and errors and omissions liability coverages as well as the strong growth in our reinsurance assumed business. Unpaid claims related to catastrophes contributed $29 million to the increase in personal insurance loss reserves.

      We continually review and update our loss reserves. Based on all information currently available, we believe that the aggregate loss reserves of the property and casualty subsidiaries at March 31, 2004 were adequate to cover claims for losses that had occurred, including both those known to us and those yet to be reported. In establishing such reserves, we consider facts currently known and the present state of the law and coverage litigation. However, given the judicial decisions and legislative actions that have broadened the scope of coverage and expanded theories of liability in the past and the possibilities of similar interpretations in the future, particularly as they relate to asbestos claims and, to a lesser extent, toxic waste claims, additional liabilities may emerge in future periods for amounts in excess of carried reserves. Such increases in estimates could have a material adverse effect on the Corporation's future operating results. However, management does not expect that any such increases would have a material effect on the Corporation's consolidated financial condition or liquidity.

  INVESTMENT RESULTS

      Property and casualty investment income before taxes increased by 13% in the first quarter of 2004 compared with the same period in 2003. Growth was due to an increase in invested assets since the first quarter of 2003. The increase in invested assets was due to substantial cash flow from operations over the period as well as a capital contribution of $800 million to the property and casualty subsidiaries by the Corporation in the second quarter of 2003. Growth in investment income in 2004 was dampened, however, by lower available reinvestment rates on fixed maturities that matured over the past year.

      The effective tax rate on investment income increased to 20.1% in the first quarter of 2004 from 19.6% in the comparable period in 2003 due to our holding a smaller proportion of our investment portfolio in tax-exempt securities. On an after-tax basis, property and casualty investment income increased by 12% in the first quarter of 2004. Management uses property and casualty investment income after-tax, a non-GAAP financial measure, to evaluate its investment performance because it reflects the impact of any change in the proportion of the investment portfolio invested in tax-exempt securities and is therefore more meaningful for analysis purposes than investment income before income tax.

   OTHER CHARGES

      Other charges include miscellaneous income and expenses of the property and casualty subsidiaries. Other charges in the first quarter of 2003 included expenses of $3 million related to the restructuring of our operations in Continental Europe.

CHUBB FINANCIAL SOLUTIONS

      Chubb Financial Solutions (CFS) was organized in 2000 to develop and provide customized products to address specific financial needs of corporate clients. CFS operated through both the capital and insurance markets.

      In April 2003, the Corporation announced its intention to exit CFS's non-insurance business and to run-off the existing financial products portfolio.

      CFS's non-insurance business was primarily structured credit derivatives, principally as a counterparty in portfolio credit default swap contracts. The Corporation guaranteed all of these obligations.

      Portfolio credit default swaps are derivatives and are carried in the financial statements at estimated fair value, which represents management's best estimate of the cost to exit the positions. Most of the credit default swaps tend to be unique transactions and there is no market for trading such exposures. To estimate the fair value of the obligation in each credit default swap, we use internal valuation models that are similar to external valuation models.

      The fair value of our credit default swaps is subject to fluctuations arising from, among other factors, changes in credit spreads, the financial ratings of referenced asset-backed securities, actual credit events reducing subordination, credit correlation within a portfolio, anticipated recovery rates related to potential defaults and changes in interest rates. Changes in fair value are included in income in the period of the change. Thus, CFS's results are subject to volatility, which has had a significant effect on the Corporation's results of operations from period to period.

      The non-insurance business of CFS produced a loss before taxes of $14.3 million in the first quarter of 2004 compared with income of $14.0 million in the comparable period of 2003. The loss in the first quarter of 2004 was primarily related to the termination of CFS's obligations under certain credit default swaps during the quarter. Results for the first quarter of 2003 benefited from an improvement in corporate credit spreads.

      Revenues from the non-insurance business of CFS, primarily consisting of the change in fair value of derivative contracts, were negative $5.0 million in the first quarter of 2004 and positive $17.4 million in the same period of 2003. Revenues were negative in 2004 due to the termination of several portfolio credit default swaps during the quarter.

      CFS's aggregate exposure, or retained risk, from each of its in-force portfolio credit default swaps is referred to as notional amount. Notional amounts are used to express the extent of involvement in swap transactions. These amounts are used to calculate the exchange of contractual cash flows and are not necessarily representative of the potential for gain or loss. The notional amounts are not recorded on the balance sheet.

      As a result of the termination of several portfolio credit default swaps during the first quarter of 2004, the notional amount of CFS's credit default swaps was reduced to $16.0 billion at March 31, 2004. Our realistic loss exposure is a very small portion of the $16.0 billion notional amount due to several factors. Our position is senior to subordinated interests of $3.9 billion in the aggregate. Of the $3.9 billion of subordination, there were only $37 million of defaults through March 31, 2004, none of which has pierced the subordination limits of any of our contracts. In addition, using internal rating models, CFS estimates that the credit ratings of the individual portfolio credit default swaps at March 31, 2004 were either AAA or AA.

      In addition to portfolio credit default swaps, CFS entered into a derivative contract linked to an equity market index and a few other insignificant non-insurance transactions.

      The notional amount and fair value of our future obligations under derivative contracts by type of risk were as follows:



                                  Notional Amount                Fair Value
                               -------------------------   -------------------------
                                March 31,   December 31,   March 31,    December 31,
                                  2004         2003          2004          2003
                               --------      --------      --------      --------
                                    (in billions)             (in millions)
Credit default swaps
  Corporate securities ..      $    3.6      $   11.2      $     12      $     21
  Asset-backed securities           9.5          10.5            12            23
  Loan portfolios .......           2.9           3.0             1             2
                               --------      --------      --------      --------
                                   16.0          24.7            25            46
Other ...................            .4            .4             9             9
                               --------      --------      --------      --------
                               $   16.4      $   25.1      $     34      $     55
                               ========      ========      ========      ========

      In the fourth quarter of 2003, CFS terminated two asset-backed portfolio credit default swaps that had experienced deterioration in credit quality and simultaneously entered into a new contract that guarantees principal and interest obligations. The Corporation guaranteed CFS's obligations under the contract. CFS's potential payment obligation extends to the date when the last of the underlying obligations expires. At March 31, 2004, the notional amount of referenced securities was $2.3 billion. Under the agreement, CFS's maximum potential payment obligation is limited to $500 million regardless of the amount of losses that might be incurred on the $2.3 billion of referenced securities. Moreover, if losses are incurred, CFS's payment obligations are limited to an extended payment schedule under which no payment would be due until 2010 at the earliest.

      CFS established a liability of $186 million related to the principal and interest contract, which represented the estimated fair value of the guarantee at its inception. The principal and interest guarantee is not a derivative contract. Therefore, the liability related to this contract is not marked-to-market each period. Due to the nature of the guarantee, we will reduce this liability only upon either the expiration or settlement of the guarantee. If actual losses are incurred, a liability for the losses will be established, and a portion of the guarantee liability will be released. The amount released will depend on our evaluation of expected ultimate loss experience.

CORPORATE AND OTHER

      Corporate and other includes investment income earned on corporate invested assets, interest expense and other expenses not allocated to the operating subsidiaries. Corporate and other produced a loss before taxes of $32.7 million in the first quarter of 2004 compared with a loss of $45.2 million in the first quarter of 2003. The lower loss in 2004 was due primarily to higher investment income and higher income from our investment in Allied World Assurance Company, Ltd. offset in part by higher interest expense. Investment income was higher in 2004 due to an increase in corporate invested assets resulting from the issuance of debt and equity securities during 2003. Interest expense was higher in 2004 due primarily to the issuance of $500 million of debt in the first quarter of 2003 and $460 million of debt in the second quarter of 2003.

      In 2004 and 2003, income from our investment in Allied World Assurance Company was offset in varying degrees by a loss at The Chubb Institute, Inc., our post secondary educational subsidiary. As part of our focus on our core insurance business, we are continuing to analyze our alternatives with respect to Chubb Institute.

  REAL ESTATE

      Real estate operations resulted in a loss before taxes of $5.0 million in the first quarter of 2004 compared with a loss of $1.5 million in the same period in 2003, which amounts are included in the corporate and other results.

      We own approximately $280 million of land that we expect will be developed in the future. In addition, our real estate assets include approximately $185 million of commercial properties and land parcels under lease, of which $23 million relates to a variable interest entity in which we are the primary beneficiary. We are continuing to explore the sale of certain of our remaining properties.

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

REALIZED INVESTMENT GAINS AND LOSSES

      Net investment gains realized were as follows:

                                   Quarter Ended March 31
                                       2004       2003
                                     --------   --------
                                        (in millions)
Net realized gains
  Equity securities ...........      $   56.1   $   15.9
  Fixed maturities ............          24.8       12.6
                                     --------   --------
                                         80.9       28.5
                                     --------   --------

Other than temporary impairment
  Equity securities ...........            --        8.1
  Fixed maturities ............            --       15.9
                                     --------   --------
                                           --       24.0
                                     --------   --------

Realized investment gains
  before tax ..................      $   80.9   $    4.5
                                     ========   ========

Realized investment gains
  after tax ...................      $   52.6   $    2.9
                                     ========   ========

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

  CAPITAL RESOURCES

      Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. At March 31, 2004, the Corporation had shareholders' equity of $9.0 billion and total debt of $2.8 billion.

      Management continuously monitors the amount of capital resources that the Corporation maintains both for itself and its operating subsidiaries. In connection with our long-term capital strategy, the Corporation from time to time contributes capital to its property and casualty subsidiaries. In addition, in order to satisfy its capital needs as a result of any rating agency capital adequacy or other future rating issues, or in the event the Corporation were to need additional capital to make strategic investments in light of market opportunities, the Corporation may take a variety of actions, which could include the issuance of additional debt and/or equity securities. In June 2003, a shelf registration statement that the Corporation filed in March 2003 was declared effective by the Securities and Exchange Commission. Under the registration statement, up to $2.5 billion of various types of securities may be issued. At March 31, 2004, the Corporation had approximately $650 million remaining under the shelf registration statement.

      In July 1998, the Board of Directors authorized the repurchase of up to 12,500,000 shares of the Corporation's common stock. The authorization has no expiration. The Corporation made no share repurchases during the first quarter of 2004. As of March 31, 2004, 3,287,100 shares remained under the share repurchase authorization. We do not anticipate that we will repurchase any shares of our common stock in 2004.

   RATINGS

      The Corporation and its insurance subsidiaries are rated by major rating agencies. These ratings reflect the rating agency's opinion of our financial strength, operating performance, strategic position and ability to meet our obligations to policyholders.

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

      New cash from operations available for investment by the property and casualty subsidiaries was approximately $825 million in the first quarter of 2004 compared with $570 million in the same period in 2003. The increase in new cash in 2004 was due to the substantial growth in premium receipts without a commensurate increase in paid losses.

      Our property and casualty subsidiaries maintain investments in highly liquid, short-term and other marketable securities to provide for immediate cash needs.

      The Corporation's liquidity requirements in the past have been met by dividends from its property and casualty subsidiaries and the issuance of commercial paper and debt and equity securities. Subject to our operating results, financial condition, capital structure and any regulatory constraints, it is expected that our liquidity requirements in the future will be met by these sources of funds or, if necessary, borrowings from our credit facilities.

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

      In the first quarter of 2004, we invested new cash in tax-exempt securities and, to a lesser extent, U.S. Treasury securities. Our objective is to achieve the appropriate mix of taxable and tax-exempt securities in our portfolio to balance both investment and tax strategies.

      The unrealized appreciation before tax of investments carried at market value, which includes fixed maturities classified as available-for-sale and equity securities, was $1,228 million and $1,036 million at March 31, 2004 and December 31, 2003, respectively. Such unrealized appreciation is reflected in a separate component of other comprehensive income, net of applicable deferred income tax.

      The unrealized market appreciation before tax of those fixed maturities carried at amortized cost was $33 million at March 31, 2004 and $35 million at December 31, 2003. Such unrealized appreciation was not reflected in the consolidated financial statements.

      Changes in unrealized market appreciation or depreciation of fixed maturities were due primarily to fluctuations in interest rates.

Item 4 - Controls and Procedures

      As of March 31, 2004, an evaluation of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures was performed under the supervision and with the participation of the Corporation's management, including the chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Corporation's disclosure controls and procedures were effective as of the evaluation date.

      During the three month period ended March 31, 2004, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to affect, the Corporation's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

      Information regarding the matters submitted to a vote of the Corporation's security holders at the Corporation's annual meeting conducted on April 27, 2004, including the voting results relating thereto, is set forth in the Corporation's current report on Form 8-K filed with the Securities & Exchange Commission on May 4, 2004.

Item 6 - Exhibits and Reports on Form 8-K

A.    Exhibits

      Exhibit (31) Rule 13a-14(a)/15d-14(a) Certifications
            (1) Certification by John D. Finnegan
            (2) Certification by Michael O'Reilly

      Exhibit (32) Section 1350 Certifications
            (1) Certification by John D. Finnegan
            (2) Certification by Michael O'Reilly

B.    Reports on Form 8-K

      The Registrant filed a current report on Form 8-K on February 3, 2004 furnishing under Item 12 information with respect to the issuance of a press release announcing its results for the quarter and year ended December 31, 2003 and the availability of its Supplementary Investor Information Report for the quarter and year ended December 31, 2003.

      The Registrant filed a current report on Form 8-K on April 14, 2004 furnishing under Item 9 information with respect to the sale by the Registrant of its investment in Hiscox plc.

      The Registrant filed a current report on Form 8-K on April 26, 2004 furnishing under Item 12 information with respect to the issuance of a press release announcing its results for the quarter ended March 31, 2004 and the availability of its Supplementary Investor Information Report for the quarter ended March 31, 2004.

      The Registrant filed a current report on Form 8-K on May 4, 2004 under
      Item 5 regarding matters submitted to a vote of the Corporation's security holders at the Corporation's annual meeting conducted on April 27, 2004, including the voting results relating thereto.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, The Chubb Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             THE CHUBB CORPORATION

                                                        (Registrant)

                                             By: /s/ Henry B. Schram
                                                 _______________________________
                                                 Henry B. Schram
                                                 Senior Vice-President and
                                                  Chief Accounting Officer

Date: May 7, 2004