Form 10-Q
period 2004-06-30
CHUBB CORP
filed 2004-08-06
CIK 20171

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                Washington, D. C.

                                      20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 2004

                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

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

                                YES  X  NO _____

      The number of shares of common stock outstanding as of June 30, 2004 was 190,999,729.

                              THE CHUBB CORPORATION
                                      INDEX

                                                                     Page Number
                                                                     -----------
Part I.   Financial Information:

  Item 1 - Financial Statements:

    Consolidated Statements of Income for the
     Three Months and Six Months Ended
     June 30, 2004 and 2003.......................................        1

    Consolidated Balance Sheets as of
     June 30, 2004 and December 31, 2003..........................        2

    Consolidated Statements of Comprehensive Income
     for the Three Months and Six Months Ended
     June 30, 2004 and 2003.......................................        3

    Consolidated Statements of Cash Flows for the
     Six Months Ended June 30, 2004 and 2003......................        4

    Notes to Consolidated Financial Statements....................        5

  Item 2 - Management's Discussion and Analysis
    of Financial Condition and Results of Operations..............        8

  Item 4 - Controls and Procedures................................       29

Part II.  Other Information:

  Item 6 - Exhibits and Reports on Form 8-K.......................       30

Signatures........................................................       31

                          Part I. Financial Information

Item 1 - Financial Statements

                              THE CHUBB CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                              PERIODS ENDED JUNE 30

                                           Second Quarter        Six Months
                                         ------------------  ------------------
                                           2004      2003      2004      2003
                                         --------  --------  --------  --------
                                                      (in millions)
Revenues
  Premiums Earned....................... $2,861.6  $2,533.2  $5,655.6  $4,858.4
  Investment Income.....................    308.6     271.7     604.5     528.7
  Other Revenues........................     19.0      12.9      26.5      42.1
  Realized Investment Gains.............     16.7      20.7      97.6      25.2
                                         --------  --------  --------  --------

         Total Revenues.................  3,205.9   2,838.5   6,384.2   5,454.4
                                         --------  --------  --------  --------
Losses and Expenses
  Insurance Losses and Loss Expenses....  1,805.9   1,633.2   3,546.5   3,138.7
  Amortization of Deferred Policy
   Acquisition Costs....................    703.0     630.3   1,390.2   1,210.4
  Other Insurance Operating Costs
   and Expenses.........................    159.2     182.6     348.0     359.6
  Investment Expenses...................      6.1       6.2      13.4      16.4
  Other Expenses........................     25.8      19.9      53.0      36.9
  Corporate Expenses....................     39.6      37.4      77.8      81.3
                                         --------  --------  --------  --------

         Total Losses and Expenses......  2,739.6   2,509.6   5,428.9   4,843.3
                                         --------  --------  --------  --------

Income Before Federal and Foreign
 Income Tax.............................    466.3     328.9     955.3     611.1
Federal and Foreign Income Tax..........    110.2      76.8     238.5     134.4
                                         --------  --------  --------  --------

Net Income.............................. $  356.1  $  252.1  $  716.8  $  476.7
                                         ========  ========  ========  ========

Net Income Per Share

 Basic.................................. $   1.88  $   1.46  $   3.80  $   2.78
 Diluted................................     1.85      1.45      3.73      2.76

Dividends Declared Per Share............      .39       .36       .78       .72

See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                          June 30,     Dec. 31,
                                                            2004        2003
                                                          ---------   ---------
                                                              (in millions)
Assets

  Invested Assets
    Short Term Investments............................... $ 1,627.1   $ 2,695.9
    Fixed Maturities
      Held-to-Maturity - Tax Exempt (market $424.5
       and $502.2).......................................     400.2       467.0
      Available-for-Sale
       Tax Exempt (cost $12,004.4 and $10,509.7).........  12,269.6    11,154.0
       Taxable (cost $12,016.3 and $10,531.8)............  12,057.1    10,790.7
    Equity Securities (cost $1,538.1 and $1,381.4).......   1,665.9     1,514.4
                                                          ---------   ---------

           TOTAL INVESTED ASSETS.........................  28,019.9    26,622.0
  Cash...................................................      48.1        52.2
  Securities Lending Collateral..........................   1,980.6       704.8
  Accrued Investment Income..............................     319.2       286.8
  Premiums Receivable....................................   2,392.3     2,188.0
  Reinsurance Recoverable on Unpaid Losses
   and Loss Expenses.....................................   3,593.5     3,426.6
  Prepaid Reinsurance Premiums...........................     370.4       391.0
  Deferred Policy Acquisition Costs......................   1,394.5     1,343.4
  Real Estate Assets.....................................     500.8       518.8
  Investment in Partially Owned Company..................     345.3       312.3
  Deferred Income Tax....................................     789.1       641.4
  Goodwill...............................................     467.4       467.4
  Other Assets...........................................   1,456.9     1,405.9
                                                          ---------   ---------

           TOTAL ASSETS.................................. $41,678.0   $38,360.6
                                                          =========   =========

Liabilities

  Unpaid Losses and Loss Expenses........................ $19,053.3   $17,947.8
  Unearned Premiums......................................   6,218.5     5,939.4
  Securities Lending Payable.............................   1,980.6       704.8
  Long Term Debt.........................................   2,811.6     2,813.9
  Dividend Payable to Shareholders.......................      74.5        67.7
  Accrued Expenses and Other Liabilities.................   2,636.6     2,365.0
                                                          ---------   ---------

           TOTAL LIABILITIES.............................  32,775.1    29,838.6
                                                          ---------   ---------

Shareholders' Equity

  Common Stock - $1 Par Value; 195,803,824 and
   195,803,824 Shares....................................     195.8       195.8
  Paid-In Surplus........................................   1,302.6     1,318.8
  Retained Earnings......................................   7,437.2     6,868.9
  Accumulated Other Comprehensive Income
   Unrealized Appreciation of Investments, Net of Tax....     282.0       673.6
   Foreign Currency Translation Gains, Net of Tax........      18.9        12.0
  Receivable from Employee Stock Ownership Plan..........      (9.3)      (17.9)
  Treasury Stock, at Cost - 4,804,095 and
   7,840,448 Shares......................................    (324.3)     (529.2)
                                                          ---------   ---------

           TOTAL SHAREHOLDERS' EQUITY....................   8,902.9     8,522.0
                                                          ---------   ---------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.... $41,678.0   $38,360.6
                                                          =========   =========

See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                              PERIODS ENDED JUNE 30

                                             Second Quarter        Six Months
                                           -----------------    ----------------
                                            2004       2003      2004      2003
                                           -------    ------    -------   ------
                                                     (in millions)
Net Income................................ $ 356.1    $252.1    $ 716.8   $476.7
                                           -------    ------    -------   ------

Other Comprehensive Income
  Change in Unrealized Appreciation
   of Investments, Net of Tax.............  (516.1)    198.6     (391.6)   240.9
  Foreign Currency Translation Gains
   (Losses), Net of Tax...................    (2.7)     36.9        6.9     46.4
                                           -------    ------    -------   ------
                                            (518.8)    235.5     (384.7)   287.3
                                           -------    ------    -------   ------

Comprehensive Income (Loss)............... $(162.7)   $487.6    $ 332.1   $764.0
                                           =======    ======    =======   ======


See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30

                                                            2004        2003
                                                         ---------   ---------
                                                              (in millions)
Cash Flows from Operating Activities
  Net Income............................................ $   716.8   $   476.7
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities
    Increase in Unpaid Losses and Loss Expenses, Net....     938.6       767.2
    Increase in Unearned Premiums, Net..................     291.4       433.6
    Increase in Premiums Receivable.....................    (204.3)     (102.1)
    Increase in Deferred Policy Acquisition Costs.......     (49.4)      (77.3)
    Change in Deferred Income Tax.......................      54.1        18.9
    Depreciation........................................      54.1        55.8
    Realized Investment Gains...........................     (97.6)      (25.2)
    Other, Net..........................................      89.7      (275.9)
                                                         ---------   ---------

  Net Cash Provided by Operating Activities.............   1,793.4     1,271.7
                                                         ---------   ---------

Cash Flows from Investing Activities
  Proceeds from Sales of Fixed Maturities...............   1,800.2     2,971.5
  Proceeds from Maturities of Fixed Maturities..........   1,126.3     1,063.5
  Proceeds from Sales of Equity Securities..............     465.1       197.3
  Purchases of Fixed Maturities.........................  (5,848.4)   (5,593.1)
  Purchases of Equity Securities........................    (491.9)     (421.1)
  Decrease (Increase) in Short Term Investments, Net....   1,068.8    (1,832.3)
  Increase in Net Payable from Security
   Transactions Not Settled.............................      62.4       654.5
  Purchases of Property and Equipment, Net..............     (32.2)      (40.8)
  Other, Net............................................      (1.1)          -
                                                         ---------   ---------

  Net Cash Used in Investing Activities.................  (1,850.8)   (3,000.5)
                                                         ---------   ---------

Cash Flows from Financing Activities
  Proceeds from Issuance of Long Term Debt..............         -       960.0
  Repayment of Long Term Debt...........................       (.2)     (100.2)
  Increase in Funds Held Under Deposit Contracts........      22.6        92.4
  Proceeds from Common Stock Offering...................         -       886.8
  Proceeds from Issuance of Common Stock Under
   Incentive and Purchase Plans.........................     164.0        14.4
  Dividends Paid to Shareholders........................    (141.7)     (121.7)
  Other, Net............................................       8.6       (13.6)
                                                         ---------   ---------

  Net Cash Provided by Financing Activities.............      53.3     1,718.1
                                                         ---------   ---------

Net Decrease in Cash....................................      (4.1)      (10.7)

Cash at Beginning of Year...............................      52.2        41.9
                                                         ---------   ---------

  Cash at End of Period................................. $    48.1   $    31.2
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

            The net change in unrealized appreciation or depreciation of investments carried at market value was as follows:

                                              Periods Ended June 30
                                       ------------------------------------
                                        Second Quarter        Six Months
                                       ----------------    ----------------
                                        2004      2003      2004      2003
                                       -------   ------    -------   ------
                                                 (in millions)
Change in unrealized appreciation or
 depreciation of equity securities...  $ (39.0)  $ 78.3    $  (5.2)  $ 73.1
Change in unrealized appreciation of
 fixed maturities....................   (755.1)   227.2     (597.2)   297.5
                                       -------   ------    -------   ------
                                        (794.1)   305.5     (602.4)   370.6
Deferred income tax (credit).........   (278.0)   106.9     (210.8)   129.7
                                       -------   ------    -------   ------

Change in unrealized appreciation
 of investments, net.................  $(516.1)  $198.6    $(391.6)  $240.9
                                       =======   ======    =======   ======

3)    Earnings Per Share

            The following table sets forth the computation of basic and diluted earnings per share:

                                              Periods Ended June 30
                                       -----------------------------------
                                       Second Quarter        Six Months
                                       ---------------     ---------------
                                        2004     2003       2004     2003
                                       ------   ------     ------   ------
                                                  (in millions,
                                            except per share amounts)
Basic earnings per share:
   Net income......................... $356.1   $252.1     $716.8   $476.7
                                       ======   ======     ======   ======

Weighted average number of common
 shares outstanding...................  189.5    172.5      188.7    171.5
                                       ======   ======     ======   ======

Basic earnings per share.............. $ 1.88   $ 1.46     $ 3.80   $ 2.78
                                       ======   ======     ======   ======

Diluted earnings per share:
 Net income........................... $356.1   $252.1     $716.8   $476.7
                                       ======   ======     ======   ======

Weighted average number of common
 shares outstanding...................  189.5    172.5      188.7    171.5
Additional shares from assumed
 exercise of stock-based
 compensation awards..................    3.0      1.8        3.4      1.4
                                       ------   ------     ------   ------

Weighted average number of common
 shares and potential common shares
 assumed outstanding for computing
 diluted earnings per share...........  192.5    174.3      192.1    172.9
                                       ======   ======     ======   ======

Diluted earnings per share............ $ 1.85   $ 1.45     $ 3.73   $ 2.76
                                       ======   ======     ======   ======

4)    Segments Information

            The principal business of the Corporation is property and casualty insurance. The profitability of the property and casualty insurance business depends on the results of both underwriting operations and investments, which are viewed as two distinctive operations. The under-writing operations are managed separately from the investment function.

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

            Revenues and income before income tax of the operating segments were as follows:


                                                  Periods Ended June 30
                                        ---------------------------------------
                                          Second Quarter         Six Months
                                        ------------------   ------------------
                                          2004      2003       2004      2003
                                        --------  --------   --------  --------
                                                     (in millions)
Revenues
  Property and casualty insurance
    Premiums earned
      Personal insurance............... $  668.2  $  604.1   $1,328.0  $1,183.9
      Commercial insurance.............  1,084.4     922.1    2,138.9   1,800.8
      Specialty insurance..............  1,109.0   1,007.0    2,188.7   1,873.7
                                        --------  --------   --------  --------
                                         2,861.6   2,533.2    5,655.6   4,858.4

    Investment income..................    296.8     266.5      580.8     520.1
                                        --------  --------   --------  --------

      Total property and casualty
       insurance.......................  3,158.4   2,799.7    6,236.4   5,378.5

  Chubb Financial Solutions
   non-insurance business..............      1.8        .5       (3.2)     17.9
  Corporate and other..................     29.0      17.6       53.4      32.8
  Realized investment gains............     16.7      20.7       97.6      25.2
                                        --------  --------   --------  --------

      Total revenues................... $3,205.9  $2,838.5   $6,384.2  $5,454.4
                                        ========  ========   ========  ========

Income (loss) before income tax
  Property and casualty insurance
    Underwriting
      Personal insurance............... $   38.6  $    8.2   $   53.8  $   (7.4)
      Commercial insurance.............    223.2      65.7      351.2     119.9
      Specialty insurance..............    (76.6)     18.0      (81.0)    (18.4)
                                        --------  --------   --------  --------
                                           185.2      91.9      324.0      94.1
      Increase in deferred policy
       acquisition costs...............      9.8       9.4       49.4      77.3
                                        --------  --------   --------  --------

      Underwriting income..............    195.0     101.3      373.4     171.4

    Investment income..................    291.0     260.8      568.7     507.1

    Other charges......................     (1.5)    (14.2)      (2.5)    (21.7)
                                        --------  --------   --------  --------

      Total property and casualty
       insurance.......................    484.5     347.9      939.6     656.8

  Chubb Financial Solutions
   non-insurance business..............     (2.9)     (5.8)     (17.2)      8.2
  Corporate and other loss.............    (32.0)    (33.9)     (64.7)    (79.1)
  Realized investment gains............     16.7      20.7       97.6      25.2
                                        --------  --------   --------  --------

      Total income before income tax... $  466.3  $  328.9   $  955.3  $  611.1
                                        ========  ========   ========  ========

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations for the Six Months Ended June 30, 2004 and 2003 and for the Quarters Ended June 30, 2004 and 2003

      Certain statements in this document are "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 (PSLRA). These forward-looking statements are made pursuant to the safe harbor provisions of the PSLRA and include estimates and assumptions related to economic, competitive, regulatory, judicial, legislative and other developments. These include statements relating to trends in, or representing management's beliefs about, our future strategies, operations and financial results, as well as other statements that include words such as "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "should," "will," or other similar expressions. Forward-looking statements are made based upon management's current expectations and beliefs concerning trends and future developments and their potential effects on us. These statements are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties, which include, among others, those discussed or identified from time to time in our public filings with the Securities and Exchange Commission and those associated with:

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

      -     development of new theories of liability;

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

- Net income was $716.8 million in the first six months of 2004 and $356.1 million in the second quarter compared with $476.7 million and $252.1 million, respectively, in the comparable periods of 2003.

- The fundamentals of our property and casualty insurance business remain strong. Premium growth was 12% in both the first six months and second quarter of 2004.

- Our combined loss and expense ratio was 92.7% in the first six months of 2004 and 92.8% in the second quarter compared with 95.3% in both corresponding periods of 2003.

- Our underwriting results in the second quarter of 2004 were adversely affected by an increase in net loss reserves of about $160 million for errors and omissions losses related to investment banks. Conversely, these results benefited from an $80 million reduction in net loss reserves related to the September 11, 2001 attack.

- We reached an agreement in July 2004 that resulted in Aquila providing us with collateral sufficient to cover our entire $500 million exposure under surety bonds issued for Aquila.

- Property and casualty investment income after taxes increased by 12% in both the first six months and second quarter of 2004.

      A summary of the Corporation's results for the second quarter and six months ended June 30, 2004 and 2003 is as follows:

                                             Periods Ended June 30
                                  -------------------------------------------
                                     Second Quarter           Six Months
                                  --------------------   --------------------
                                    2004        2003       2004        2003
                                  --------    --------   --------    --------
                                                 (in millions)
PROPERTY AND CASUALTY INSURANCE
 Underwriting
  Net Premiums Written........... $2,929.6    $2,617.3   $5,947.0    $5,292.0
  Increase in Unearned Premiums..    (68.0)      (84.1)    (291.4)     (433.6)
                                  --------    --------   --------    --------
     Premiums Earned.............  2,861.6     2,533.2    5,655.6     4,858.4
                                  --------    --------   --------    --------
  Losses and Loss Expenses.......  1,805.9     1,633.2    3,546.5     3,138.7
  Operating Costs and Expenses...    863.3       802.1    1,770.6     1,613.6
  Increase in Deferred Policy
   Acquisition Costs.............     (9.8)       (9.4)     (49.4)      (77.3)
  Dividends to Policyholders.....      7.2         6.0       14.5        12.0
                                  --------    --------   --------    --------

  Underwriting Income............    195.0       101.3      373.4       171.4
                                  --------    --------   --------    --------

 Investments
  Investment Income Before
   Expenses......................    296.8       266.5      580.8       520.1
  Investment Expenses............      5.8         5.7       12.1        13.0
                                  --------    --------   --------    --------

  Investment Income..............    291.0       260.8      568.7       507.1
                                  --------    --------   --------    --------

 Other Charges...................     (1.5)      (14.2)      (2.5)      (21.7)
                                  --------    --------   --------    --------

 Property and Casualty Income....    484.5       347.9      939.6       656.8

CHUBB FINANCIAL SOLUTIONS
 NON-INSURANCE BUSINESS..........     (2.9)       (5.8)     (17.2)        8.2

CORPORATE AND OTHER..............    (32.0)      (33.9)     (64.7)      (79.1)

REALIZED INVESTMENT GAINS........     16.7        20.7       97.6        25.2
                                  --------    --------   --------    --------

CONSOLIDATED INCOME BEFORE
 INCOME TAX......................    466.3       328.9      955.3       611.1

Federal and Foreign Income Tax...    110.2        76.8      238.5       134.4
                                  --------    --------   --------    --------

CONSOLIDATED NET INCOME.......... $  356.1    $  252.1   $  716.8    $  476.7
                                  ========    ========   ========    ========

PROPERTY AND CASUALTY INVESTMENT
 INCOME AFTER INCOME TAX......... $  232.4    $  207.2   $  454.2    $  405.2
                                  ========    ========   ========    ========

      Net income included realized investment gains after taxes of $67.7 million in the first six months of 2004 and $15.1 million in the second quarter compared with realized investment gains after taxes of $16.4 million and $13.5 million in the comparable periods of 2003. Decisions to sell securities are governed principally by considerations of investment opportunities and tax consequences. As a result, realized gains and losses on the sale of investments may vary significantly from period to period.

PROPERTY AND CASUALTY INSURANCE RESULTS

      Earnings from our property and casualty business were significantly higher in the first six months and second quarter of 2004 compared with the same periods of 2003. Underwriting income was substantially higher in 2004 due to the exceptionally strong results in our commercial business and, to a lesser extent, improvement in our personal business. Investment income also increased significantly in 2004 compared with 2003. Property and casualty income before taxes amounted to $939.6 million in the first six months of 2004 and $484.5 million in the second quarter compared with $656.8 million and $347.9 million, respectively, in 2003.

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

  Net Premiums Written

      Net premiums written were $5.9 billion in the first six months of 2004 and $2.9 billion in the second quarter, representing increases of 12% compared with the same periods in 2003. Premium growth was particularly strong in our reinsurance assumed business generated by Chubb Re.

      About 80% of our net premiums written are in the United States. U.S. premiums grew 12% in both the first six months and second quarter of 2004. Premiums produced by Chubb Re accounted for 4 percentage points of the U.S. growth in the first six months of 2004 and 2 percentage points of such growth in the second quarter. On a reported basis, non U.S. premiums grew 15% in the first six months of 2004 and 12% in the second quarter. In local currencies, such growth was 4% and 5%, respectively.

      We experienced premium growth in the first six months of 2004 in all segments of our business. The growth was the result of our retaining a high percentage of our existing customers, attracting new customers and securing modest rate increases.

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

      Our property reinsurance program was renewed in April 2004. On the property per risk treaty, our retention remained at $15 million. Our property catastrophe treaty for events in the United States was modified to increase our initial retention from $150 million to $250 million and to increase the reinsurance coverage at the top. The program now provides coverage of approximately 88% of losses between $250 million and $1.25 billion, with additional coverage of 95% of losses between $1.25 billion and $1.5 billion in the northeastern part of the country.

      We are making a concerted effort to monitor and control terrorism risk aggregations. However, given the uncertainty of any potential terrorist attack and the limited terrorism coverage in our reinsurance program, our future operating results could be more volatile.

  Profitability

      Underwriting results were more profitable in the first six months and second quarter of 2004 than in the comparable periods in 2003. Our combined loss and expense ratio was 92.7% in the first six months of 2004 and 92.8% in the second quarter compared with 95.3% in both periods of 2003.

      Underwriting results in the second quarter of 2004 were adversely affected by an increase in net loss reserves of about $160 million for errors and omissions losses related to investment banks. Such results benefited from an $80 million reduction in net loss reserves related to the September 11, 2001 attack. These reserve adjustments are further discussed under "Loss Reserves."

      The loss ratio was 62.9% for the first six months of 2004 and 63.3% for the second quarter compared with 64.8% and 64.6%, respectively, in the prior year. Catastrophe losses during the first six months of 2004 amounted to $142.4 million, which represented 2.5 percentage points of the loss ratio compared with $165.5 million or 3.4 percentage points in 2003. Catastrophe losses for the second quarter of 2004 amounted to $45.7 million or 1.6 percentage points of the loss ratio compared with $70.6 million or 2.8 percentage points in 2003. The above 2004 catastrophe loss amounts exclude the $80 million reduction in loss reserves related to the September 11, 2001 attack, which reduced the loss ratio by 1.4 and 2.8 percentage points in the first six months and second quarter, respectively.

      Our expense ratio was 29.8% for the first six months of 2004 and 29.5% for the second quarter compared with 30.5% and 30.7%, respectively, in 2003. The decrease in the expense ratio was due primarily to premiums written growing at a higher rate than overhead expenses.

  REVIEW OF UNDERWRITING RESULTS BY BUSINESS UNIT

      Underwriting results during 2004 and 2003 by business unit were as follows:

                                        Net Premiums       Combined Loss and
                                           Written          Expense Ratios
                                     -------------------   -----------------
                                       2004       2003       2004     2003
                                     --------   --------     -----    -----
                                       (in millions)
Six Months Ended June 30

PERSONAL INSURANCE
  Automobile........................ $  310.4   $  289.3      95.0%   100.2%
  Homeowners........................    774.4      711.3     100.6    105.5
  Other.............................    278.4      259.3      79.4     77.3
                                     --------   --------     -----    -----
      Total Personal................  1,363.2    1,259.9      95.1     98.5
                                     --------   --------     -----    -----

COMMERCIAL INSURANCE
  Multiple Peril....................    591.6      532.8      76.6     89.0
  Casualty..........................    783.4      678.6      86.1     87.5
  Workers' Compensation.............    388.9      317.5      92.7     91.0
  Property and Marine...............    558.3      512.5      72.0     90.8
                                     --------   --------     -----    -----
      Total Commercial..............  2,322.2    2,041.4      80.9     89.1
                                     --------   --------     -----    -----

SPECIALTY INSURANCE
  Executive Protection..............  1,051.7    1,001.0     101.6    103.8
  Financial Institutions............    458.1      420.6     135.2    111.7
  Other.............................    751.8      569.1      85.5     82.2
                                     --------   --------     -----    -----
      Total Specialty...............  2,261.6    1,990.7     102.8     99.3
                                     --------   --------     -----    -----

      TOTAL......................... $5,947.0   $5,292.0      92.7%    95.3%
                                     ========   ========     =====    =====

Quarter Ended June 30

PERSONAL INSURANCE
  Automobile........................ $  165.8   $  156.4      94.1%    99.0%
  Homeowners........................    432.7      398.8      92.3     97.8
  Other.............................    148.9      139.7      81.9     76.9
                                     --------   --------     -----    -----
      Total Personal................    747.4      694.9      90.7     93.8
                                     --------   --------     -----    -----

COMMERCIAL INSURANCE
  Multiple Peril....................    288.8      256.3      68.7     90.0
  Casualty..........................    371.2      334.5      84.8     89.7
  Workers' Compensation.............    167.4      129.1      95.5     95.5
  Property and Marine...............    267.7      239.2      72.2     93.9
                                     --------   --------     -----    -----
      Total Commercial..............  1,095.1      959.1      79.0     91.6
                                     --------   --------     -----    -----

SPECIALTY INSURANCE
  Executive Protection..............    497.1      479.4     101.8    104.1
  Financial Institutions............    223.9      196.8     159.8    112.3
  Other.............................    366.1      287.1      86.7     85.3
                                     --------   --------     -----    -----
      Total Specialty...............  1,087.1      963.3     107.5     99.5
                                     --------   --------     -----    -----

      Total......................... $2,929.6   $2,617.3      92.8%    95.3%
                                     ========   ========     =====    =====

  Personal Insurance

      Premiums from personal insurance coverages, which represent 23% of net premiums written, increased by 8% in both the first six months and second quarter of 2004 compared with the comparable periods in 2003. Premium growth occurred in all classes; however, growth has slowed somewhat from prior periods due to increased competition in the marketplace. The premium growth in our homeowners business was due to increased insurance-to-value and modestly higher rates; the in force policy count for this class was flat.

      Our personal insurance business produced profitable underwriting results in 2004 and 2003, but more so in 2004. The combined loss and expense ratio was 95.1% in the first six months of 2004 and 90.7% for the second quarter compared with 98.5% and 93.8%, respectively, in 2003. Results in both years were adversely affected by significant catastrophe losses. Excluding catastrophe losses, the combined ratio was 86.7% in the first six months of 2004 and 85.3% in the second quarter compared with 90.0% and 87.6%, respectively, in 2003.

      Our homeowners business produced near breakeven underwriting results in the first six months of 2004 compared with unprofitable results in 2003. Results in the second quarter of both years were profitable, but more so in 2004. The improvement in 2004 was largely the result of better pricing and contract wording changes. Results in both 2004 and 2003 were adversely affected by significant catastrophe losses, particularly in the first quarter due to severe winter weather in the northeastern part of the United States where we have a significant market presence. Catastrophe losses represented 14.4 percentage points of the loss ratio for this class in the first six months of 2004 and 8.9 percentage points in the second quarter compared with 14.7 and 10.1 percentage points, respectively, in 2003.

      Our remediation plan relating to our homeowners business in the United States, which began in the latter part of 2001, is on track. We have implemented rate increases in many states. In addition, we have made regulatory filings in most states to introduce contract changes that would enable us to treat mold as a separate peril available at an appropriate price. These changes, which have been implemented in 43 states, are beginning to reduce the frequency and severity of our water damage losses, particularly in Texas, the state in which such losses have been most significant.

      Our automobile business produced profitable results in 2004 compared with near breakeven results in 2003. The improvement was due to stable claim frequency and severity. Other personal coverages, which include insurance for valuable articles and excess liability, produced highly profitable results in 2004 and 2003 due to continued favorable loss experience.

  Commercial Insurance

      Premiums from commercial insurance, which represent 39% of our net writings, increased by 14% in both the first six months and second quarter of 2004 compared with the same periods a year ago. Growth occurred in all segments of this business but was particularly strong in the workers' compensation class. Rates continued to increase in 2004 although, as expected, the level of rate increases declined from 2003 levels as we experienced more competition in the marketplace. Despite this, retention levels in the first six months of 2004 were somewhat higher than those in the comparable period of 2003. New business remained strong but was down from 2003 levels due to a decrease in submission activity. We continue to get favorable terms and conditions on business written.

      Our commercial insurance business produced highly profitable underwriting results in 2004 and 2003. The 2004 results were exceptionally profitable due to unusually low property losses. The combined loss and expense ratio for commercial business was 80.9% for the first six months of 2004 and 79.0% for the second quarter compared with 89.1% and 91.6%, respectively, in 2003. These profitable results reflect the cumulative effect of price increases, better terms and conditions and more stringent risk selection in recent years.

      Multiple peril produced highly profitable results in 2004 and 2003, but more so in 2004. Results in the property component of this business were exceptionally profitable in the second quarter of 2004 due to unusually low losses. Catastrophe losses represented 2.2 percentage points of the loss ratio for this class in the first six months of 2004 and 0.4 of a percentage point for the second quarter compared with 4.4 percentage points and 2.0 percentage points, respectively, in 2003.

      Our casualty business produced highly profitable results in 2004 and 2003. Such results were due to the price increases over the last several years and favorable loss experience. The automobile component of this business was highly profitable in both years. The excess liability component was profitable in both years, but more so in 2004 due to a $30 million reduction in net loss reserves in the second quarter related to the September 11, 2001 attack. The primary liability component was highly profitable in 2003 but was somewhat less profitable in 2004.

      Workers' compensation results were profitable in 2004 and 2003 due in large part to our disciplined risk selection during the past several years.

      Property and marine results were highly profitable in both years, particularly in 2004, due to few severe losses. Results in the second quarter of 2003 included one $25 million loss that resulted from an adverse arbitration decision rendered against an insurance pool in which we were formerly a participant. Catastrophe losses represented 3.1 percentage points of the loss ratio for this class in the first six months of 2004 and 2.8 percentage points in the second quarter compared with 7.5 percentage points and 9.2 percentage points, respectively, in 2003.

  Specialty Insurance

      Premiums from specialty insurance, which represent 38% of our net writings, increased by 14% in the first six months of 2004 and 13% in the second quarter compared with the similar periods in 2003. Premium growth in our specialty business was enhanced by the growth in premiums generated by Chubb Re. Premiums produced by Chubb Re grew 53% in the first six months of 2004 and 35% in the second quarter. We expect that Chubb Re's premium growth in the second half of the year will be minimal compared with the second half of 2003.

      The aggregate growth in our executive protection and financial institutions businesses was 6% in the first six months of 2004 and 7% in the second quarter. The pace of rate increases has dropped off significantly as a result of increased competition in the marketplace. New business in the first six months of 2004 was down slightly from 2003 levels. Retention levels, however, were significantly higher than in 2003 and we continued to get favorable terms and conditions on both renewals and new business.

      Our specialty insurance business produced unprofitable underwriting results in the first six months and second quarter of 2004 compared with near breakeven results in the similar periods of 2003. The combined loss and expense ratio was 102.8% for the first six months of 2004 and 107.5% for the second quarter compared with 99.3% and 99.5%, respectively, in 2003. The deterioration in 2004 was in our financial institutions business.

      Executive protection results were unprofitable in 2004 and 2003, but showed improvement in 2004 due to the impact of higher premiums. Results in both years were adversely affected by unfavorable development on loss reserves related to accident years 2002 and prior.

      Financial institutions results were highly unprofitable in 2004 and 2003, but far more so in 2004. The deterioration in 2004 was due to an increase in net loss reserves of about $160 million in the second quarter for errors and omissions losses related to investment banks, offset in part by a $50 million reduction in net loss reserves related to the September 11, 2001 attack. Results for the professional liability component of this business were highly unprofitable in both years due to substantial unfavorable prior year development in the directors and officers liability and errors and omissions liability classes. Such results were particularly unprofitable in 2004 due to the reserve increase in the second quarter related to investment banks. Fidelity results were highly profitable in both years due to favorable loss experience. The standard commercial business written on financial institutions produced highly profitable results in both years, reflecting the rate increases and more stringent risk selection in recent years. Such results were particularly profitable in 2004 due to the $50 million reduction in loss reserves in the second quarter related to the September 11, 2001 attack.

      Our other specialty results were highly profitable in 2004 and 2003. Our surety business produced highly profitable results in both years, but more so in 2003 due to a $17 million recovery from the sale of a bankruptcy claim against various Enron entities. Our accident business was more profitable in 2004 than in 2003. Our reinsurance assumed business generated by Chubb Re was similarly profitable in 2004 and 2003.

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

      We have in force $500 million of gas forward purchase surety bonds with one principal, Aquila. Our exposure under these bonds will decline over the terms of the bonds, which extend until 2012. These surety bonds secure Aquila's obligation to supply gas under long-term forward purchase agreements. Under the terms of these bonds, our entire obligation to pay could be triggered if Aquila failed to provide gas under its forward purchase contracts or was the subject of a bankruptcy filing. Neither of these events has occurred. In July 2004, a settlement was reached and approved by the court that resulted in Aquila providing us with collateral sufficient to cover our entire exposure under the surety bonds. The cost of this agreement to us will be no more than $15 million.

  LOSS RESERVES

      Loss reserves at June 30, 2004 and December 31, 2003 included significant amounts related to asbestos and toxic waste claims and the September 11, 2001 attack. The components of loss reserves were as follows:

                                       June 30,        December 31,
                                         2004              2003
                                       --------        ------------
                                             (in millions)
Gross loss reserves
     Total, per balance sheet          $ 19,053        $     17,948
     Less:
       Related to asbestos and toxic
         waste claims                     1,129               1,295
       Related to September 11 attack       790                 999
                                       --------        ------------

     Total, as adjusted                $ 17,134        $     15,654
                                       ========        ============

Reinsurance recoverable
     Total, per balance sheet          $  3,593        $      3,427
     Less:
       Related to asbestos and toxic
        waste claims                         55                  57
       Related to September 11 attack       649                 748
                                       --------        ------------

     Total, as adjusted                $  2,889        $      2,622
                                       ========        ============

   Net loss reserves
     Total                             $ 15,460        $     14,521
     Total, as adjusted                  14,245              13,032

      The loss reserves related to asbestos and toxic waste claims and the September 11 attack are significant components of our total loss reserves, but they distort the growth trend in our loss reserves. Adjusted to exclude such loss reserves, our loss reserves, net of reinsurance recoverable, increased by $1,213 million during the first six months of 2004.

      Net loss reserves, as adjusted, by segment were as follows:

                                  June 30,        December 31,
                                    2004              2003
                                  --------        ------------
                                       (in millions)
Personal insurance                $  1,341        $      1,219
Commercial insurance                 5,518               5,248
Specialty insurance                  7,386               6,565
                                  --------        ------------

Net loss reserves, as adjusted    $ 14,245        $     13,032
                                  ========        ============

      Loss reserves for each of our business segments increased significantly in the first six months of 2004. The increase was most significant in specialty insurance, due in large part to directors and officers liability and errors and omissions liability claim activity, including the errors and omissions reserve increase related to investment banks discussed below, as well as the strong growth in our reinsurance assumed business.

      In the second quarter, we updated our analysis of our exposure to investment banking errors and omissions claims related to report years 2002 and prior. These claims pertain principally to allegations against investment banks of laddering or of aiding and abetting in certain of the high-profile corporate abuse cases. During the quarter, the last of the significant regulatory settlements was announced, clearing the way for intensified and accelerated attention to the class action litigation that drives our exposure. In addition, recent developments in litigation relating to various corporate abuse scandals have led a number of investment banks to focus on, and in some cases pursue vigorously, settlement strategies. These developments and other information about potential settlement ranges and allocations of responsibility among investment banks for which we were one of the insurers were considered as part of the analysis of our exposure that led to our decision to increase net loss reserves by about $160 million.

      Separately, we reduced our net loss reserves related to the September 11, 2001 attack by $80 million in the second quarter as a result of several recent events. In March, the deadline for filing a liability claim with respect to the September 11 attack expired. That enabled us to define more precisely the number of claimants under liability policies. Then, in June, the final award determinations for claimants of the World Trade Center Victims Compensation Fund were made. As for our property exposure, in April, the jury in the Silverstein case found that we had bound coverage under a policy form that defined the September 11 attack as one occurrence. The effect of that verdict was to eliminate the need for us to make any additional payment. While we expect an appeal by the August 15 filing deadline, we believe any appeal would have no merit.

      We continually review and update our loss reserves. Based on all information currently available, we believe that the aggregate loss reserves of the property and casualty subsidiaries at June 30, 2004 were adequate to cover claims for losses that had occurred, including both those known to us and those yet to be reported. In establishing such reserves, we consider facts currently known and the present state of the law and coverage litigation. However, given the judicial decisions and legislative actions that have broadened the scope of coverage and expanded theories of liability in the past and the possibilities of similar interpretations in the future, particularly as they relate to asbestos claims and, to a lesser extent, toxic waste claims, additional liabilities may emerge in future periods for amounts in excess of carried reserves. Such increases in estimates could have a material adverse effect on the Corporation's future operating results. However, management does not expect that any such increases would have a material effect on the Corporation's consolidated financial condition or liquidity.

  INVESTMENT RESULTS

      Property and casualty investment income before taxes increased by 12% in both the first six months and second quarter of 2004 compared with the same periods in 2003. The growth in investment income was due to an increase in invested assets since the second quarter of 2003. The increase in invested assets was due to substantial cash flow from operations over the period as well as a capital contribution of $800 million to the property and casualty subsidiaries by the Corporation toward the end of the second quarter of 2003. Growth in investment income in 2004 was dampened, however, by lower available reinvestment rates on fixed maturities that matured over the past year.

      The effective tax rate on investment income was 20.1% in both the first six months of 2004 and 2003. The effective tax rate on investment income is lower than the statutory tax rate due to our holding a portion of our investment portfolio in tax-exempt securities. On an after-tax basis, property and casualty investment income increased by 12% both in the first six months and second quarter of 2004. Management uses property and casualty investment income after-tax, a non-GAAP financial measure, to evaluate its investment performance because it reflects the impact of any change in the proportion of the investment portfolio invested in tax-exempt securities and is therefore more meaningful for analysis purposes than investment income before income tax.

  OTHER CHARGES

      Other charges include miscellaneous income and expenses of the property and casualty subsidiaries. Other charges in the first six months of 2003 included expenses of $15 million related to the restructuring of our operations in Continental Europe, of which $11 million was expensed in the second quarter. The restructuring costs consisted primarily of severance costs.

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

      The non-insurance business of CFS produced a loss before taxes of $17.2 million in the first six months of 2004 compared with income of $8.2 million in the first six months of 2003. The loss in the first six months of 2004 was primarily related to the termination during the period of CFS's obligations under certain credit default swaps. Results for the first six months of 2003 benefited from an improvement in corporate credit spreads, partially offset by deterioration in the credit quality of the asset-backed portfolio and severance costs.

      Revenues from the non-insurance business of CFS, primarily consisting of the change in fair value of derivative contracts, were negative $3.2 million in the first six months of 2004 and positive $17.9 million in the same period of 2003. Revenues were negative in 2004 due to the termination of several portfolio credit default swaps during the period.

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

      The notional amount of CFS's credit default swaps was reduced to $11.4 billion at June 30, 2004 from $24.7 billion at December 31, 2003 and $43.0 billion at June 30, 2003. This reduction in notional amount of credit default swaps has been accomplished either by terminating the swap with the original counterparty at a negotiated settlement amount or by entering into a credit default swap with a third party that effectively offsets the existing credit default swap. As of June 30, 2004, approximately $1.5 billion of the reduction in notional amount of credit default swaps had been accomplished by entering into offsetting credit default swaps.

      Our realistic loss exposure is a very small portion of the $11.4 billion notional amount due to several factors. Our position is senior to subordinated interests of $5.4 billion in the aggregate. Of the $5.4 billion of subordination, only $37 million has eroded due to defaults through June 30, 2004, none of which has pierced the subordination limits of any of our contracts. In addition, using internal rating models, CFS estimates that the credit ratings of the individual portfolio credit default swaps at June 30, 2004 were either AAA or AA.

      In addition to portfolio credit default swaps, CFS entered into a derivative contract linked to an equity market index and a few other insignificant non-insurance transactions.

      The notional amount and fair value of our future obligations under derivative contracts by type of risk were as follows:

                              Notional Amount            Fair Value
                          -----------------------  -----------------------
                          June 30,   December 31,  June 30,   December 31,
                            2004         2003        2004         2003
                          --------   ------------  --------   ------------
                               (in billions)            (in millions)
Credit default swaps
 Corporate securities     $    1.3   $       11.2  $      6   $         21
 Asset-backed securities       7.4           10.5         9             23
 Loan portfolios               2.7            3.0         1              2
                          --------   ------------  --------   ------------
                              11.4           24.7        16             46
Other                           .3             .4         8              9
                          --------   ------------  --------   ------------

                          $   11.7   $       25.1  $     24   $         55
                          ========   ============  ========   ============

      In the fourth quarter of 2003, CFS terminated two asset-backed portfolio credit default swaps that had experienced deterioration in credit quality and simultaneously entered into a new contract that guarantees principal and interest obligations. The Corporation guaranteed CFS's obligations under the contract. CFS's potential payment obligation extends to the date when the last of the underlying obligations expires. At June 30, 2004, the notional amount of referenced securities was $2.1 billion. Under the agreement, CFS's maximum potential payment obligation is limited to $500 million regardless of the amount of losses that might be incurred on the $2.1 billion of referenced securities. Moreover, if losses are incurred, CFS's payment obligations are limited to an extended payment schedule under which no payment would be due until 2010 at the earliest.

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

CORPORATE AND OTHER

      Corporate and other includes investment income earned on corporate invested assets, interest expense and other expenses not allocated to the operating subsidiaries. Corporate and other produced a loss before taxes of $64.7 million in the first six months of 2004 compared with a loss of $79.1 million in the first six months of 2003. The lower loss in 2004 was due primarily to higher investment income and higher income from our investment in Allied World Assurance Company, Ltd. offset in part by higher interest expense. Investment income was higher in 2004 due to an increase in corporate invested assets resulting from the issuance of debt and equity securities during 2003. Interest expense was higher in 2004 due primarily to the issuance of $500 million of debt in the first quarter of 2003 and $460 million of debt in the second quarter of 2003.

      In both 2004 and 2003, corporate results included a loss at The Chubb Institute, Inc., our post secondary educational subsidiary. As part of our focus on our core insurance business, in May 2004, we entered into an agreement to sell Chubb Institute. The sale transaction is further discussed under "Realized Investment Gains and Losses."

  REAL ESTATE

      Real estate operations resulted in a loss before taxes of $8.5 million in the first six months of 2004 compared with a loss of $2.5 million in the same period in 2003, which amounts are included in the corporate and other results.

      We own approximately $275 million of land that we expect will be developed in the future. In addition, our real estate assets include approximately $175 million of commercial properties and land parcels under lease, of which $23 million relates to a variable interest entity in which we are the primary beneficiary. We are continuing to explore the sale of certain of our remaining properties.

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

REALIZED INVESTMENT GAINS AND LOSSES

      Net investment gains realized were as follows:

                                         Periods Ended June 30
                                ---------------------------------------
                                 Second Quarter          Six Months
                                -----------------     -----------------
                                2004        2003       2004       2003
                                ------      -----     ------      -----
                                            (in millions)
Net realized gains (losses)
   Equity securities            $ 73.8      $ 3.5     $129.9      $19.4
   Fixed maturities              (30.1)      40.1       (5.3)      52.7
   Chubb Institute               (27.0)         -      (27.0)         -
                                ------      -----     ------      -----
                                  16.7       43.6       97.6       72.1
                                ------      -----     ------      -----

Other than temporary impairment
   Equity securities                 -        5.2          -       13.3
   Fixed maturities                  -       17.7          -       33.6
                                ------      -----     ------      -----
                                     -       22.9          -       46.9
                                ------      -----     ------      -----

Realized investment gains
  before tax                    $ 16.7      $20.7     $ 97.6      $25.2
                                ======      =====     ======      =====

Realized investment gains
  after tax                     $ 15.1      $13.5     $ 67.7      $16.4
                                ======      =====     ======      =====

      A substantial portion of the realized gains in 2004 from equity securities related to our share of gains recognized by investment partnerships in which we have an interest.

      In May 2004, we entered into an agreement to sell Chubb Institute. Based on the terms of the agreement, we recognized a loss of $27 million in the second quarter. The sale is expected to close in the third quarter.

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

  CAPITAL RESOURCES

      Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. At June 30, 2004, the Corporation had shareholders' equity of $8.9 billion and total debt of $2.8 billion.

      Management continuously monitors the amount of capital resources that the Corporation maintains both for itself and its operating subsidiaries. In connection with our long-term capital strategy, the Corporation from time to time contributes capital to its property and casualty subsidiaries. In addition, in order to satisfy its capital needs as a result of any rating agency capital adequacy or other future rating issues, or in the event the Corporation were to need additional capital to make strategic investments in light of market opportunities, the Corporation may take a variety of actions, which could include the issuance of additional debt and/or equity securities. In June 2003, a shelf registration statement that the Corporation filed in March 2003 was declared effective by the Securities and Exchange Commission. Under the registration statement, up to $2.5 billion of various types of securities may be issued. At June 30, 2004, the Corporation had approximately $650 million remaining under the shelf registration statement.

      In July 1998, the Board of Directors authorized the repurchase of up to 12,500,000 shares of the Corporation's common stock. The authorization has no expiration. The Corporation made no share repurchases during the first six months of 2004. As of June 30, 2004, 3,287,100 shares remained under the share repurchase authorization. We do not anticipate that we will repurchase any shares of our common stock in 2004.

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

      New cash from operations available for investment by the property and casualty subsidiaries was approximately $1.7 billion in the first six months of 2004 compared with $1.1 billion in the same period in 2003. The increase in new cash in 2004 was due to premium receipts increasing at a greater rate than paid losses and operating expenses.

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

      The Corporation has two credit agreements with a group of banks that provide for unsecured borrowings of up to $500 million in the aggregate. The $250 million short term revolving credit facility, which was to have terminated on June 24, 2004, was extended to June 22, 2005. The $250 million medium term revolving credit facility terminates on June 28, 2007. There have been no borrowings under these agreements.

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

      In the first six months of 2004, we invested new cash in tax-exempt bonds and taxable bonds. The taxable bonds were primarily mortgage-backed securities and U.S. Treasury securities. Our objective is to achieve the appropriate mix of taxable and tax-exempt securities in our portfolio to balance both investment and tax strategies.

      The unrealized appreciation before tax of investments carried at market value, which includes fixed maturities classified as available-for-sale and equity securities, was $434 million and $1,036 million at June 30, 2004 and December 31, 2003, respectively. Such unrealized appreciation is reflected in a separate component of other comprehensive income, net of applicable deferred income tax. The decrease in unrealized appreciation in the first six months of 2004 was due primarily to the impact of an increase in interest rates on the market value of our fixed maturities.

      The unrealized market appreciation before tax of those fixed maturities carried at amortized cost was $24 million at June 30, 2004 and $35 million at December 31, 2003. Such unrealized appreciation was not reflected in the consolidated financial statements.

Item 4 - Controls and Procedures

      As of June 30, 2004, an evaluation of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures was performed under the supervision and with the participation of the Corporation's management, including the chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Corporation's disclosure controls and procedures were effective as of the evaluation date.

      During the three month period ended June 30, 2004, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

A.    Exhibits

      Exhibit (10) Material contracts

            (1) Medium-Term Credit Agreement, dated as of June 28, 2002, among The Chubb Corporation, the Banks listed on the signature pages thereof, Deutsche Bank Securities Inc. and Salomon Smith Barney Inc., as Arrangers, Deutsche Bank AG New York Branch, as Administrative Agent, and Citibank, N.A., as Syndication Agent.

            (2) Amended and Restated Short-Term Credit Agreement and Amendment to Medium-Term Credit Agreement, dated as of June 26, 2003, among The Chubb Corporation, the Banks listed on the signature pages thereof, Deutsche Bank Securities Inc. and Salomon Smith Barney Inc., as Arrangers, Deutsche Bank AG New York Branch and Citibank, N.A. as Swingline Lenders, Deutsche Bank AG New York Branch, as Administrative Agent, and Citibank, N.A., as Syndication Agent.

            (3) Amended and Restated Short-Term Credit Agreement, dated as of June 23, 2004, among The Chubb Corporation, the Banks listed on the signature pages thereof, Deutsche Bank Securities Inc. and Citigroup Global Markets Inc., as Arrangers, Deutsche Bank AG New York Branch and Citicorp USA, Inc. as Swingline Lenders, Deutsche Bank AG New York Branch, as Administrative Agent, and Citicorp USA, Inc., as Syndication Agent.

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

         The Registrant filed a current report on Form 8-K on May 21, 2004 under
         Item 9 regarding the execution by one of its subsidiaries of an agreement to sell The Chubb Institute and regarding the Registrant's receipt of a subpoena from the Attorney General of the State of New York seeking information regarding broker compensation.

         The Registrant filed a current report on Form 8-K on July 20, 2004 furnishing under Item 9 information with respect to a settlement agreement between two subsidiaries of the Registrant and Aquila, Inc.

         The Registrant filed a current report on Form 8-K on July 22, 2004 furnishing under Item 9 information with respect to court approval of the settlement agreement between two subsidiaries of the Registrant and Aquila, Inc.

         The Registrant filed a current report on Form 8-K on July 27, 2004 furnishing under Item 12 information with respect to the issuance of a press release announcing its results for the quarter ended June 30, 2004 and the availability of its Supplementary Investor Information Report for the quarter ended June 30, 2004.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, The Chubb Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           THE CHUBB CORPORATION

                                               (Registrant)

                                           By: /s/ Henry B. Schram
                                               -------------------
                                               Henry B. Schram
                                               Senior Vice-President and
                                                Chief Accounting Officer

Date: August 6, 2004