Form 10-Q
period 2004-09-30
CHUBB CORP
filed 2004-11-08
CIK 20171

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                Washington, D. C.

                                      20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 1-8661

                              THE CHUBB CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          NEW JERSEY                                        13-2595722
-------------------------------                     -----------------------
(State or other jurisdiction of                        (I. R. S. Employer
 incorporation or organization)                        Identification No.)

15 MOUNTAIN VIEW ROAD, WARREN, NEW JERSEY                  07061-1615
-----------------------------------------                  ----------
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

                                 YES [X] NO [ ]

      The number of shares of common stock outstanding as of September 30, 2004 was 191,559,422.

                              THE CHUBB CORPORATION
                                      INDEX

                                                                        Page Number
                                                                        -----------
Part I.   Financial Information:

  Item 1 - Financial Statements:

    Consolidated Statements of Income for the
     Three Months and Nine Months Ended
     September 30, 2004 and 2003.....................................        1

    Consolidated Balance Sheets as of
     September 30, 2004 and December 31, 2003........................        2

    Consolidated Statements of Comprehensive Income
     for the Three Months and Nine Months Ended
     September 30, 2004 and 2003.....................................        3

    Consolidated Statements of Cash Flows for the
     Nine Months Ended September 30, 2004 and 2003...................        4

    Notes to Consolidated Financial Statements.......................        5

  Item 2 - Management's Discussion and Analysis
    of Financial Condition and Results of Operations.................        9

  Item 4 - Controls and Procedures...................................       30

Part II.  Other Information:

  Item 1 - Legal Proceedings.........................................       31

  Item 5 - Other Information.........................................       31

  Item 6 - Exhibits and Reports on Form 8-K..........................       32

Signatures...........................................................       33

                          Part I. Financial Information

Item 1 - Financial Statements

                              THE CHUBB CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                           PERIODS ENDED SEPTEMBER 30

                                            Third Quarter       Nine Months
                                           ---------------    ----------------
                                           2004       2003     2004      2003
                                           ----       ----     ----      ----
                                                      (in millions)
Revenues
  Premiums Earned....................... $2,955.0  $2,608.2  $8,610.6  $7,466.6
  Investment Income.....................    316.7     287.9     921.2     816.6
  Other Revenues........................     24.8      (9.4)     51.3      32.7
  Realized Investment Gains.............     48.9      60.5     146.5      85.7
                                         --------  --------  --------  --------

         Total Revenues.................  3,345.4   2,947.2   9,729.6   8,401.6
                                         --------  --------  --------  --------
Losses and Expenses
  Insurance Losses and Loss Expenses....  1,881.8   1,711.3   5,428.3   4,850.0
  Amortization of Deferred Policy
   Acquisition Costs....................    720.6     653.3   2,110.8   1,863.7
  Other Insurance Operating Expenses....    160.4     173.9     508.4     533.5
  Investment Expenses...................      5.3       5.0      18.7      21.4
  Other Operating Expenses..............     28.7      30.4      81.7      67.3
  Corporate Expenses....................     68.5      35.6     146.3     116.9
                                         --------  --------  --------  --------

         Total Losses and Expenses......  2,865.3   2,609.5   8,294.2   7,452.8
                                         --------  --------  --------  --------

Income Before Federal and Foreign
 Income Tax.............................    480.1     337.7   1,435.4     948.8
Federal and Foreign Income Tax..........    116.1      77.9     354.6     212.3
                                         --------  --------  --------  --------

Net Income.............................. $  364.0  $  259.8  $1,080.8  $  736.5
                                         ========  ========  ========  ========

Net Income Per Share
 Basic..................................    $1.91     $1.39     $5.71     $4.17
 Diluted................................     1.88      1.37      5.61      4.13

Dividends Declared Per Share............      .39       .36      1.17      1.08

See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                          Sept. 30,    Dec. 31,
                                                             2004        2003
                                                          ---------   ---------
                                                              (in millions)
Assets

  Invested Assets
    Short Term Investments............................... $ 1,697.0   $ 2,695.9
    Fixed Maturities
      Held-to-Maturity - Tax Exempt (market $387.2
       and $502.2).......................................     363.2       467.0
      Available-for-Sale
       Tax Exempt (cost $12,826.5 and $10,509.7).........  13,408.7    11,154.0
       Taxable (cost $12,571.6 and $10,531.8)............  12,805.5    10,790.7
    Equity Securities (cost $1,675.4 and $1,381.4).......   1,784.7     1,514.4
                                                          ---------   ---------

           TOTAL INVESTED ASSETS.........................  30,059.1    26,622.0
  Cash...................................................      41.7        52.2
  Securities Lending Collateral..........................   1,801.3       704.8
  Accrued Investment Income..............................     337.6       286.8
  Premiums Receivable....................................   2,260.8     2,188.0
  Reinsurance Recoverable on Unpaid Losses
   and Loss Expenses.....................................   3,533.2     3,426.6
  Prepaid Reinsurance Premiums...........................     368.3       391.0
  Deferred Policy Acquisition Costs......................   1,410.7     1,343.4
  Real Estate Assets.....................................     490.4       518.8
  Investment in Partially Owned Company..................     328.3       312.3
  Deferred Income Tax....................................     603.6       641.4
  Goodwill...............................................     467.4       467.4
  Other Assets...........................................   1,425.5     1,405.9
                                                          ---------   ---------

           TOTAL ASSETS.................................. $43,127.9   $38,360.6
                                                          =========   =========

Liabilities

  Unpaid Losses and Loss Expenses........................ $19,699.2   $17,947.8
  Unearned Premiums......................................   6,290.1     5,939.4
  Securities Lending Payable.............................   1,801.3       704.8
  Long Term Debt.........................................   2,811.8     2,813.9
  Dividend Payable to Shareholders.......................      74.7        67.7
  Accrued Expenses and Other Liabilities.................   2,869.3     2,365.0
                                                          ---------   ---------

           TOTAL LIABILITIES.............................  33,546.4    29,838.6
                                                          ---------   ---------

Shareholders' Equity

  Common Stock - $1 Par Value; 195,803,824 and
   195,803,824 Shares....................................     195.8       195.8
  Paid-In Surplus........................................   1,317.3     1,318.8
  Retained Earnings......................................   7,726.5     6,868.9
  Accumulated Other Comprehensive Income
   Unrealized Appreciation of Investments, Net of Tax....     601.5       673.6
   Foreign Currency Translation Gains, Net of Tax........      26.9        12.0
  Receivable from Employee Stock Ownership Plan..........         -       (17.9)
  Treasury Stock, at Cost - 4,244,402 and
   7,840,448 Shares......................................    (286.5)     (529.2)
                                                          ---------   ---------

           TOTAL SHAREHOLDERS' EQUITY....................   9,581.5     8,522.0
                                                          ---------   ----------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.... $43,127.9   $38,360.6
                                                          =========   ==========

See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           PERIODS ENDED SEPTEMBER 30

                                              Third Quarter        Nine Months
                                             --------------       -------------
                                             2004      2003       2004     2003
                                             ----      ----       ----     ----
                                                        (in millions)
Net Income................................. $364.0   $ 259.8    $1,080.8  $736.5
                                            ------   -------    --------  ------

Other Comprehensive Income (Loss)
  Change in Unrealized Appreciation
   of Investments, Net of Tax..............  319.5    (150.4)      (72.1)   90.5
  Foreign Currency Translation Gains
   (Losses), Net of Tax....................    8.0      (8.8)       14.9    37.6
                                            ------   -------    --------  ------
                                             327.5    (159.2)      (57.2)  128.1
                                            ------   -------    --------  ------

Comprehensive Income....................... $691.5   $ 100.6    $1,023.6  $864.6
                                            ======   =======    ========  ======

See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30

                                                            2004         2003
                                                            ----         ----
                                                              (in millions)
Cash Flows from Operating Activities
  Net Income............................................ $  1,080.8   $   736.5
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities
    Increase in Unpaid Losses and Loss Expenses, Net....    1,644.8     1,141.1
    Increase in Unearned Premiums, Net..................      362.1       670.9
    Increase in Premiums Receivable.....................      (72.8)      (56.4)
    Increase in Deferred Policy Acquisition Costs.......      (65.0)     (133.7)
    Change in Deferred Income Tax.......................       60.7        69.9
    Depreciation........................................       79.6        77.8
    Realized Investment Gains...........................     (146.5)      (85.7)
    Other, Net..........................................      251.6        68.9
                                                         ----------   ---------

  Net Cash Provided by Operating Activities.............    3,195.3     2,489.3
                                                         ----------   ---------

Cash Flows from Investing Activities
  Proceeds from Sales of Fixed Maturities...............    5,203.6     4,415.4
  Proceeds from Maturities of Fixed Maturities..........    1,600.9     1,730.5
  Proceeds from Sales of Equity Securities..............      586.9       367.6
  Purchases of Fixed Maturities.........................  (11,071.7)   (9,196.1)
  Purchases of Equity Securities........................     (715.1)     (732.2)
  Decrease (Increase) in Short Term Investments, Net....      998.9      (932.7)
  Increase in Net Payable from Security
   Transactions Not Settled.............................      212.8        81.6
  Purchases of Property and Equipment, Net..............      (44.7)      (55.7)
  Other, Net............................................       (1.1)         .6
                                                         ----------   ---------
  Net Cash Used in Investing Activities.................   (3,229.5)   (4,321.0)
                                                         ----------   ---------

Cash Flows from Financing Activities
  Proceeds from Issuance of Long Term Debt..............          -       960.0
  Repayment of Long Term Debt...........................        (.3)     (100.3)
  Increase in Funds Held Under Deposit Contracts........       28.0       261.7
  Proceeds from Common Stock Offering...................          -       886.8
  Proceeds from Issuance of Common Stock Under
   Incentive and Purchase Plans.........................      194.3        25.2
  Dividends Paid to Shareholders........................     (216.2)     (183.6)
  Other, Net............................................       17.9       (14.9)
                                                         ----------   ---------

  Net Cash Provided by Financing Activities.............       23.7     1,834.9
                                                         ----------   ---------

Net Increase (Decrease) in Cash.........................      (10.5)        3.2

Cash at Beginning of Year...............................       52.2        41.9
                                                         ----------   ---------

  Cash at End of Period................................. $     41.7   $    45.1
                                                         ==========   =========

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

            The net change in unrealized appreciation or depreciation of investments carried at market value was as follows:

                                                Periods Ended September 30
                                             --------------------------------
                                             Third Quarter       Nine Months
                                             -------------      -------------
                                            2004     2003       2004     2003
                                            ----     ----       ----     ----
                                                       (in millions)
Change in unrealized appreciation or
 depreciation of equity securities...      $(18.5)  $   8.1   $ (23.7)  $ 81.2
Change in unrealized appreciation of
 fixed maturities....................       510.1    (239.5)    (87.1)    58.0
                                           ------   -------   -------   ------
                                            491.6    (231.4)   (110.8)   139.2
Deferred income tax (credit).........       172.1     (81.0)    (38.7)    48.7
                                           ------   -------   -------   ------

Change in unrealized appreciation
 of investments, net.................      $319.5   $(150.4)  $ (72.1)  $ 90.5
                                           ======   =======   =======   ======

3)    Earnings Per Share

            The following table sets forth the computation of basic and diluted earnings per share:

                                                 Periods Ended September 30
                                           -----------------------------------
                                            Third Quarter        Nine Months
                                            -------------       -------------
                                            2004     2003       2004      2003
                                            ----     ----       ----      ----
                                                       (in millions,
                                                 except per share amounts)
Basic earnings per share:
    Net income..........................   $364.0   $259.8    $1,080.8   $736.5
                                           ======   ======    ========   ======

Weighted average number of common
    shares outstanding...................   190.5    186.6       189.3    176.5
                                           ======   ======    ========   ======

Basic earnings per share..............     $ 1.91   $ 1.39    $   5.71   $ 4.17
                                           ======   ======    ========   ======

Diluted earnings per share:
    Net income..........................   $364.0   $259.8    $1,080.8   $736.5
                                           ======   ======    ========   ======

Weighted average number of common
    shares outstanding...................   190.5    186.6       189.3    176.5
Additional shares from assumed
    exercise of stock-based
    compensation awards..................     2.8      2.8         3.2      1.9
                                           ------   ------    --------   ------

Weighted average number of common
    shares and potential common shares
    assumed outstanding for computing
    diluted earnings per share...........   193.3    189.4       192.5    178.4
                                           ======   ======    ========   ======

Diluted earnings per share............     $ 1.88   $ 1.37    $   5.61   $ 4.13
                                           ======   ======    ========   ======

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

            Revenues and income before income tax of the operating segments were as follows:


                                              Periods Ended September 30
                                        ----------------------------------------
                                           Third Quarter         Nine Months
                                           -------------         -----------
                                          2004      2003       2004      2003
                                          ----      ----       ----      ----
                                                     (in millions)
Revenues
  Property and casualty insurance
    Premiums earned
      Personal insurance............... $  680.0  $  620.1   $2,008.0  $1,804.0
      Commercial insurance.............  1,121.9     985.4    3,260.8   2,786.2
      Specialty insurance..............  1,153.1   1,002.7    3,341.8   2,876.4
                                        --------  --------   --------  --------
                                         2,955.0   2,608.2    8,610.6   7,466.6

    Investment income..................    304.2     274.1      885.0     794.2
                                        --------  --------   --------  --------

      Total property and casualty
       insurance.......................  3,259.2   2,882.3    9,495.6   8,260.8

  Chubb Financial Solutions
   non-insurance business..............      2.0     (35.2)      (1.2)    (17.3)
  Corporate and other..................     35.3      39.6       88.7      72.4
  Realized investment gains............     48.9      60.5      146.5      85.7
                                        --------  --------   --------  --------

      Total revenues................... $3,345.4  $2,947.2   $9,729.6  $8,401.6
                                        ========  ========   ========  ========

Income (loss) before income tax
  Property and casualty insurance
    Underwriting
      Personal insurance............... $  (30.4) $  (21.2)  $   23.4  $  (28.6)
      Commercial insurance.............    199.6      81.6      550.8     201.5
      Specialty insurance..............      8.6     (46.2)     (72.4)    (64.6)
                                        --------  --------   --------  --------
                                           177.8      14.2      501.8     108.3
      Increase in deferred policy
       acquisition costs...............     15.6      56.4       65.0     133.7
                                        --------  --------   --------  --------

      Underwriting income..............    193.4      70.6      566.8     242.0

    Investment income..................    299.1     269.6      867.8     776.7

    Other charges......................     (1.2)      (.9)      (3.7)    (22.6)
                                        --------  --------   --------  --------

      Total property and casualty
       insurance.......................    491.3     339.3    1,430.9     996.1

  Chubb Financial Solutions
   non-insurance business..............       .2     (38.8)     (17.0)    (30.6)
  Corporate and other loss.............    (60.3)    (23.3)    (125.0)   (102.4)
  Realized investment gains............     48.9      60.5      146.5      85.7
                                        --------  --------   --------  --------

      Total income before income tax... $  480.1  $  337.7   $1,435.4  $  948.8
                                        ========  ========   ========  ========

5)    Accounting Pronouncements Not Yet Adopted

            In March 2004, the Emerging Issues Task Force (EITF) reached consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF Issue No. 03-1 provides application guidance to be used to determine when an investment is impaired, whether that impairment is other than temporary, and the measurement of an impairment loss.

            In September, the Financial Accounting Standards Board (FASB) issued a proposed FASB Staff Position (FSP) that would provide implementation guidance with respect to EITF Issue No. 03-1. Also, in September, the FASB issued FSP 03-1-1, which delays the effective date for the measurement and recognition guidance contained in EITF Issue No. 03-1 until the FASB issues a final FSP that provides implementation guidance.

            Pending the issuance of final implementation guidance by the FASB, management is unable to determine the effect, if any, that the implementation of EITF Issue No. 03-1 would have on the Corporation's results of operations. However, since almost all of the Corporation's invested assets are already carried at fair value, the implementation of EITF Issue No. 03-1 would not have a significant effect on the Corporation's shareholders' equity.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations for the Nine Months Ended September 30, 2004 and 2003 and for the Quarters Ended September 30, 2004 and 2003

      Certain statements in this document are "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 (PSLRA). These forward-looking statements are made pursuant to the safe harbor provisions of the PSLRA and include estimates and assumptions related to economic, competitive, regulatory, judicial, legislative and other developments. These include statements relating to trends in, or representing management's beliefs about, our future strategies, operations and financial results, as well as other statements that include words such as "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "should," "will," or other similar expressions. Forward-looking statements are made based upon management's current expectations and beliefs concerning trends and future developments and their potential effects on us. These statements are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties, which include, among others, those discussed or identified from time to time in our public filings with the Securities and Exchange Commission and those associated with:

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

      -     our estimates relating to ultimate asbestos liabilities;

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

- the effects of disclosures by, and investigations of, public companies relating to possible accounting irregularities, practices in the financial services industry and other corporate governance issues, including:

      - the effects on the capital markets and the markets for directors and officers and errors and omissions insurance;

      - claims and litigation arising out of actual or alleged accounting or other corporate malfeasance by other companies;

      - claims and litigation arising out of practices in the financial services industry;

      - legislative or regulatory proposals or changes, including the changes in law and regulation implemented under the Sarbanes-Oxley Act of 2002;

- the effects of investigations into market practices in the U.S. property and casualty insurance industry;

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

- Net income was $1,080.8 million in the first nine months of 2004 and $364.0 million in the third quarter compared with $736.5 million and $259.8 million, respectively, in the comparable periods of 2003.

- Premium growth was 10% in the first nine months of 2004 and 6% in the third quarter.

- Our combined loss and expense ratio was 92.9% in the first nine months of 2004 and 93.3% in the third quarter compared with 95.8% and 96.6% in the corresponding periods of 2003.

- We reached an agreement in July 2004 that resulted in Aquila providing us with collateral sufficient to cover our entire $500 million exposure under surety bonds issued for Aquila.

- Property and casualty investment income after taxes increased by 12% in the first nine months of 2004 and 13% in the third quarter.

      A summary of the Corporation's results for the third quarter and nine months ended September 30, 2004 and 2003 is as follows:

                                          Periods Ended September 30
                                  -------------------------------------------
                                      Third Quarter           Nine Months
                                    ----------------        --------------
                                    2004        2003       2004       2003
                                    ----        ----       ----       ----
                                                 (in millions)
PROPERTY AND CASUALTY INSURANCE
 Underwriting
  Net Premiums Written........... $3,025.7    $2,845.5   $8,972.7    $8,137.5
  Increase in Unearned Premiums..    (70.7)     (237.3)    (362.1)     (670.9)
                                  --------    --------   --------    --------
     Premiums Earned.............  2,955.0     2,608.2    8,610.6     7,466.6
                                  --------    --------   --------    --------
  Losses and Loss Expenses.......  1,881.8     1,711.3    5,428.3     4,850.0
  Operating Costs and Expenses...    888.1       876.7    2,658.7     2,490.3
  Increase in Deferred Policy
   Acquisition Costs.............    (15.6)      (56.4)     (65.0)     (133.7)
  Dividends to Policyholders.....      7.3         6.0       21.8        18.0
                                  --------    --------   --------    --------

  Underwriting Income............    193.4        70.6      566.8       242.0
                                  --------    --------   --------    --------

 Investments
  Investment Income Before
   Expenses......................    304.2       274.1      885.0       794.2
  Investment Expenses............      5.1         4.5       17.2        17.5
                                  --------    --------   --------    --------

  Investment Income..............    299.1       269.6      867.8       776.7
                                  --------    --------   --------    --------

 Other Charges...................     (1.2)        (.9)      (3.7)      (22.6)
                                  --------    --------   --------    --------

 Property and Casualty Income....    491.3       339.3    1,430.9       996.1

CHUBB FINANCIAL SOLUTIONS
 NON-INSURANCE BUSINESS..........       .2       (38.8)     (17.0)      (30.6)

CORPORATE AND OTHER..............    (60.3)      (23.3)    (125.0)     (102.4)

REALIZED INVESTMENT GAINS........     48.9        60.5      146.5        85.7
                                  --------    --------   --------    --------

CONSOLIDATED INCOME BEFORE
 INCOME TAX......................    480.1       337.7    1,435.4       948.8

Federal and Foreign Income Tax...    116.1        77.9      354.6       212.3
                                  --------    --------   --------    --------

CONSOLIDATED NET INCOME.......... $  364.0    $  259.8   $1,080.8    $  736.5
                                  ========    ========   ========    ========

PROPERTY AND CASUALTY INVESTMENT
 INCOME AFTER INCOME TAX......... $  241.6    $  213.9   $  695.8    $  619.1
                                  ========    ========   ========    ========

      Net income included realized investment gains after taxes of $99.4 million in the first nine months of 2004 and $31.7 million in the third quarter compared with realized investment gains after taxes of $55.7 million and $39.3 million in the comparable periods of 2003. Decisions to sell securities are governed principally by considerations of investment opportunities and tax consequences. As a result, realized gains and losses on the sale of investments may vary significantly from period to period.

PROPERTY AND CASUALTY INSURANCE RESULTS

      Earnings from our property and casualty business were significantly higher in the first nine months and third quarter of 2004 compared with the same periods of 2003. Underwriting income was substantially higher in 2004 due primarily to the exceptionally strong results in our commercial business. Investment income also increased significantly in 2004 compared with 2003. Property and casualty income before taxes amounted to $1,430.9 million in the first nine months of 2004 and $491.3 million in the third quarter compared with $996.1 million and $339.3 million, respectively, in 2003.

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

   Net Premiums Written

      Net premiums written were $9.0 billion in the first nine months of 2004 and $3.0 billion in the third quarter, representing increases of 10% and 6%, respectively, compared with the same periods in 2003. Premium growth in our reinsurance assumed business generated by Chubb Re was particularly strong in the first half of 2004. However, as we anticipated, premiums produced by Chubb Re declined in the third quarter compared with the same period in 2003.

      About 80% of our net premiums written are in the United States. U.S. premiums grew 10% in the first nine months of 2004 and 6% in the third quarter. Excluding premiums produced by Chubb Re, such growth was 8% in the first nine months of 2004 and 7% in the third quarter. On a reported basis, non U.S. premiums grew 14% in the first nine months of 2004 and 11% in the third quarter. In local currencies, such growth was 4% for both periods.

      We experienced premium growth in the first nine months of 2004 in all segments of our business. The growth was the result of our retaining a high percentage of our existing customers, attracting new customers and securing modest rate increases.

      As was true for most of 2003, the size of rate increases has decelerated as the marketplace has become more competitive. We expect that this trend will continue throughout 2004 and into 2005.

   Reinsurance

      Our premiums written are net of amounts ceded to reinsurers who assume a portion of the risk under the insurance policies that are subject to the reinsurance. The cost of reinsurance in the marketplace has leveled off. However, reinsurance capacity for certain coverages, such as terrorism, is still limited and expensive.

      Our reinsurance costs in 2004 are similar to those in 2003. We discontinued a casualty per risk treaty that responded primarily to excess liability exposures over $25 million, as underwriting actions we have taken in recent years have resulted in a reduction in the number of such exposures, which we believe made this treaty no longer economical. Our executive protection per risk treaty was renewed with coverage similar to the prior year. On our casualty clash treaty, which operates like a catastrophe treaty, our retention remained at $50 million.

      Our property reinsurance program was renewed in April 2004. On the property per risk treaty, our retention remained at $15 million. Our property catastrophe treaty for events in the United States was modified to increase our initial retention from $150 million to $250 million and to increase the reinsurance coverage at the top. The program now provides coverage of approximately 88% of losses between $250 million and $1.25 billion, with additional coverage of 95% of losses between $1.25 billion and $1.5 billion in the northeastern part of the country. Our property reinsurance treaties continue to include terrorism exclusions.

      We are making a concerted effort to monitor and control terrorism risk aggregations. However, given the uncertainty of any potential terrorist attack and the limited terrorism coverage in our reinsurance program, our future operating results could be more volatile.

   Profitability

      Underwriting results were substantially more profitable in the first nine months and third quarter of 2004 than in the comparable periods in 2003. Our combined loss and expense ratio was 92.9% in the first nine months of 2004 and 93.3% in the third quarter compared with 95.8% and 96.6%, respectively, in 2003.

      Underwriting results in the first nine months of 2004 were adversely affected by an increase in net loss reserves of about $160 million in the second quarter for errors and omissions losses related to investment banks. Such results benefited from an $80 million reduction in net loss reserves in the second quarter related to the September 11, 2001 attack. These reserve adjustments are further discussed under "Loss Reserves."

      The loss ratio was 63.2% for the first nine months of 2004 and 63.9% for the third quarter compared with 65.1% and 65.7%, respectively, in the prior year. Catastrophe losses during the first nine months of 2004 amounted to $338.5 million, which represented 3.9 percentage points of the loss ratio, compared with $261.5 million or 3.5 percentage points in 2003. The 2004 catastrophe loss amount excludes the $80 million reduction in loss reserves in the second quarter related to the September 11, 2001 attack, which reduced the loss ratio by 0.9 of a percentage point in the first nine months. Catastrophe losses for the third quarter of 2004 amounted to $196.1 million or 6.7 percentage points of the loss ratio compared with $96.0 million or 3.7 percentage points in 2003. The catastrophe losses in the third quarter of 2004 were due primarily to the storms that hit Florida and several other states.

      Our expense ratio was 29.7% for the first nine months of 2004 and 29.4% for the third quarter compared with 30.7% and 30.9%, respectively, in 2003. The decrease in the expense ratio was due primarily to premiums written growing at a higher rate than overhead expenses. During 2004, we have made continued progress in reducing our expense structure.

   Producer Compensation

      We have agreements in place with insurance brokers under which we agree to pay commissions that are contingent on the volume and/or the profitability of business placed with us. We also have in place contingent commission arrangements with agents who are appointed by us to sell our insurance. The New York Attorney General has raised issues with respect to potential conflicts of interest arising from the payment of contingent commissions to brokers. In response, several brokers have announced that they are eliminating the practice of receiving contingent compensation from insurers. In addition, several state insurance regulators have announced that they are looking at compensation arrangements for brokers and agents and considering regulatory reform in this area. We are reviewing our compensation arrangements with agents and brokers and will modify them, as necessary, so that they are consistent with evolving standards in this area.

      At September 30, 2004, we accrued for potential contingent commission payments based on the terms of existing agreements with brokers and agents. Although announced decisions by brokers and proposals by regulators may change the manner in which insurance intermediaries are compensated, based on what is currently known, management does not expect that any such reforms, including any changes in compensation arrangements related to 2004 or future years, would have a material adverse effect on the Corporation's future operating results, financial condition or liquidity.

   REVIEW OF UNDERWRITING RESULTS BY BUSINESS UNIT

      Underwriting results during 2004 and 2003 by business unit were as follows:

                                         Net Premiums       Combined Loss and
                                           Written            Expense Ratios
                                           -------            --------------
                                       2004       2003       2004      2003
                                       ----       ----       ----      ----
                                                   (in millions)
Nine Months Ended September 30

PERSONAL INSURANCE
  Automobile........................ $  474.1   $  443.6      94.2%    98.9%
  Homeowners........................  1,217.6    1,114.2     103.4    106.6
  Other.............................    425.7      391.4      82.4     77.8
                                     --------   --------     -----    -----
      Total Personal................  2,117.4    1,949.2      97.1     98.9
                                     --------   --------     -----    -----

COMMERCIAL INSURANCE
  Multiple Peril....................    879.4      809.4      76.7     90.3
  Casualty..........................  1,170.0    1,010.0      87.2     88.7
  Workers' Compensation.............    573.2      475.9      91.8     92.2
  Property and Marine...............    816.8      766.1      72.5     89.3
                                     --------   --------     -----    -----
      Total Commercial..............  3,439.4    3,061.4      81.4     89.6
                                     --------   --------     -----    -----

SPECIALTY INSURANCE
  Executive Protection..............  1,610.3    1,526.0     101.2    104.0
  Financial Institutions............    639.7      603.4     125.0    111.5
  Other.............................  1,165.9      997.5      89.3     84.4
                                     --------   --------     -----    -----
      Total Specialty...............  3,415.9    3,126.9     101.5     99.8
                                     --------   --------     -----    -----

      TOTAL......................... $8,972.7   $8,137.5      92.9%    95.8%
                                     ========   ========     =====    =====

Quarter Ended September 30

PERSONAL INSURANCE
  Automobile........................ $  163.7   $  154.3      92.5%    96.4%
  Homeowners........................    443.2      402.9     109.1    108.7
  Other.............................    147.3      132.1      88.0     78.7
                                     --------   --------     -----    -----
      Total Personal................    754.2      689.3     101.2     99.9
                                     --------   --------     -----    -----

COMMERCIAL INSURANCE
  Multiple Peril....................    287.8      276.6      77.1     92.7
  Casualty..........................    386.6      331.4      89.1     90.8
  Workers' Compensation.............    184.3      158.4      90.1     94.1
  Property and Marine...............    258.5      253.6      73.3     86.4
                                     --------   --------     -----    -----
      Total Commercial..............  1,117.2    1,020.0      82.3     90.6
                                     --------   --------     -----    -----

SPECIALTY INSURANCE
  Executive Protection..............    558.6      525.0     100.3    104.2
  Financial Institutions............    181.6      182.8     103.9    111.4
  Other.............................    414.1      428.4      95.9     87.8
                                     --------   --------     -----    -----
      Total Specialty...............  1,154.3    1,136.2      99.2    100.6
                                     --------   --------     -----    -----

      Total......................... $3,025.7   $2,845.5      93.3%    96.6%
                                     ========   ========     =====    =====

   Personal Insurance

      Premiums from personal insurance coverages, which represent 24% of net premiums written, increased by 9% in both the first nine months and third quarter of 2004 compared with the comparable periods in 2003. Premium growth occurred in all classes; however, growth has slowed somewhat from 2003 levels due to a slowing in the pace of rate increases combined with some additional marketplace competition. The premium growth in our homeowners business was due to increased insurance-to-value and modestly higher rates; the in force policy count for this class had minimal growth.

      Our personal insurance business produced more profitable underwriting results in the first nine months of 2004 than in the same period in 2003. Results in the third quarter of 2004 were modestly unprofitable compared with breakeven results in 2003. The combined loss and expense ratio was 97.1% for the first nine months of 2004 and 101.2% for the third quarter compared with 98.9% and 99.9%, respectively, in 2003. Results in both years were adversely affected by catastrophe losses; the impact of catastrophes was particularly significant in the third quarter of 2004. Excluding catastrophe losses, our personal insurance business showed significant improvement in 2004 as evidenced by the combined ratio of 85.1% in the first nine months of 2004 and 82.2% in the third quarter compared with 89.6% and 89.2%, respectively, in 2003.

      Our homeowners business produced unprofitable underwriting results in 2004 and 2003. Results in both years were adversely affected by significant catastrophe losses, particularly in the third quarter of 2004. Catastrophe losses represented 20.4 percentage points of the loss ratio for this class in the first nine months of 2004 and 32.1 percentage points in the third quarter compared with 16.1 and 18.6 percentage points, respectively, in 2003. Excluding catastrophe losses, our homeowners business showed significant improvement in 2004. The improvement was largely the result of better pricing and a reduction of water damage losses primarily through the implementation of contract wording changes related to mold damage.

      Our remediation plan relating to our homeowners business in the United States, which began in the latter part of 2001, is on track. We have implemented rate increases in many states. In addition, we have made regulatory filings in most states to introduce contract changes that would enable us to treat mold as a separate peril available at an appropriate price. These changes, which have been implemented in 46 states, are beginning to reduce the frequency and severity of our water damage losses, particularly in Texas, the state in which such losses have been most significant.

      Our automobile business produced profitable results in both 2004 and 2003, but more so in 2004. The improved results in 2004 were due to lower claim frequency and stable severity. Other personal coverages, which include insurance for valuable articles, excess liability and yacht, produced highly profitable results in 2004 and 2003 due to continued favorable loss experience. Results in the third quarter of 2004 were adversely affected by several large yacht losses.

   Commercial Insurance

      Premiums from commercial insurance, which represent 38% of our net writings, increased by 12% in the first nine months of 2004 and 10% in the third quarter compared with the same periods a year ago. The premium growth in this business was due to an increase in our in force policy count and to price increases. Growth occurred in all segments of this business but was particularly strong in the workers' compensation and casualty classes. Rates continued to increase in 2004 although, as expected, the level of rate increases declined in each succeeding quarter as we experienced more competition in the marketplace. Retention levels in the first nine months of 2004 were somewhat higher than those in the comparable period of 2003. New business remained strong but was down from 2003 levels due to a decrease in submission activity. We continue to get favorable terms and conditions on business written.

      Our commercial insurance business produced highly profitable underwriting results in 2004 and 2003. These profitable results reflect the cumulative effect of price increases, better terms and conditions and more stringent risk selection in recent years. The 2004 results were exceptionally profitable due to unusually low property losses. The combined loss and expense ratio for commercial business was 81.4% for the first nine months of 2004 and 82.3% for the third quarter compared with 89.6% and 90.6%, respectively, in 2003.

      Multiple peril produced highly profitable results in 2004 and 2003, but more so in 2004. Both the liability and property components of this business were more profitable in 2004. The property component was exceptionally profitable in 2004 due to unusually low losses. Catastrophe losses represented
3.9 percentage points of the loss ratio for this class in the first nine months of 2004 and 7.2 percentage points for the third quarter compared with 4.7 percentage points and 5.2 percentage points, respectively, in 2003.

      Our casualty business produced highly profitable results in 2004 and 2003. Such results were due to the price increases over the last several years and favorable loss experience. The automobile and primary liability components of this business were highly profitable in both years. The excess liability component was modestly profitable in the first nine months of 2004 and 2003. Excess liability results in 2004 benefited from a $30 million reduction in net loss reserves in the second quarter related to the September 11, 2001 attack.

      Workers' compensation results were profitable in 2004 and 2003 due in large part to our disciplined risk selection during the past several years.

      Property and marine results were highly profitable in both years, particularly in 2004, due to more stringent risk selection and few severe losses. Results in the second quarter of 2003 included one $25 million loss that resulted from an adverse arbitration decision rendered against an insurance pool in which we were formerly a participant. Catastrophe losses represented 4.3 percentage points of the loss ratio for this class in the first nine months of 2004 and 6.8 percentage points in the third quarter compared with 6.9 percentage points and 5.9 percentage points, respectively, in 2003.

   Specialty Insurance

      Premiums from specialty insurance, which represent 38% of our net writings, increased by 9% in the first nine months of 2004 and 2% in the third quarter compared with the similar periods in 2003. Premium growth in the first nine months was enhanced by the 25% growth in premiums generated by Chubb Re. However, as expected, premiums produced by Chubb Re in the third quarter of 2004 were 6% lower than in the same period in 2003. We expect that in the fourth quarter of 2004 Chubb Re's premium growth, if any, will be minimal.

      The aggregate growth in our executive protection and financial institutions businesses was 6% in the first nine months of 2004 and 5% in the third quarter. Growth was constrained by competitive pressure on rates and our commitment to maintain underwriting discipline. Rates were down in the for-profit directors and officers liability component. We obtained modest rate increases in most other classes. New business in the first nine months was similar to 2003 levels. Retention levels, however, were significantly higher than in 2003 and we continued to get favorable terms and conditions on both renewals and new business.

      Our specialty insurance business produced modestly unprofitable underwriting results in the first nine months of 2004 compared with near breakeven results in the same period of 2003. Results in the third quarter of 2004 showed modest improvement compared with the same period in 2003. The combined loss and expense ratio was 101.5% for the first nine months of 2004 and 99.2% for the third quarter compared with 99.8% and 100.6%, respectively, in 2003.

      Executive protection results were unprofitable in 2004 and 2003, but showed improvement in 2004 due to the impact of higher premiums. Results in both years were adversely affected by unfavorable development on loss reserves related to accident years 2002 and prior.

      Financial institutions results were highly unprofitable in the first nine months of 2004 and 2003, but far more so in 2004. The deterioration in 2004 was in the professional liability component of this business. Results for the professional liability component were highly unprofitable in both years due to substantial unfavorable development in the errors and omissions liability class on loss reserves related to accident years 2002 and prior. Such results were particularly unprofitable in 2004 due to the increase in loss reserves of about $160 million in the second quarter related to investment banks. Fidelity results were highly profitable in both years due to favorable loss experience. The standard commercial business written on financial institutions produced profitable results in the first nine months of 2004 and 2003, reflecting the rate increases and more stringent risk selection in recent years. Such results were highly profitable in 2004 due to a $50 million reduction in net loss reserves in the second quarter related to the September 11, 2001 attack.

      Our other specialty results were highly profitable in the first nine months of 2004 and 2003. Reinsurance assumed business generated by Chubb Re, the largest component, was similarly profitable in 2004 and 2003; results in the third quarter of 2004 included catastrophe losses of $25 million. Our accident business was more profitable in 2004 than in 2003. Our surety business produced highly profitable results in the first nine months of both years, but more so in 2003. Surety results in the third quarter of 2004 were breakeven compared with highly profitable results in 2003. The deterioration in the third quarter of 2004 was due to two large losses, one of which was the Aquila settlement described below. Surety results in 2003 benefited from a $17 million recovery in the second quarter from the sale of a bankruptcy claim against various Enron entities.

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

      We had in force $500 million of gas forward purchase surety bonds with one principal, Aquila. These surety bonds secured Aquila's obligation to supply gas under long-term forward purchase agreements. In July 2004, a settlement was reached and approved by the court that resulted in Aquila providing us with collateral sufficent to cover our entire exposure under the surety bonds. Our cost under this agreement was $15 million.

   LOSS RESERVES

      Loss reserves at September 30, 2004 and December 31, 2003 included significant amounts related to asbestos and toxic waste claims and the September 11, 2001 attack. The components of loss reserves were as follows:

                                          September 30,     December 31,
                                              2004              2003
                                            -------           -------
                                                  (in millions)
Gross loss reserves
  Total, per balance sheet                  $19,699           $17,948
  Less:
     Related to asbestos and toxic
      waste claims                            1,117             1,295
     Related to September 11 attack             747               999
                                            -------           -------

  Total, as adjusted                        $17,835           $15,654
                                            =======           =======

Reinsurance recoverable
  Total, per balance sheet                  $ 3,533           $ 3,427
  Less:

     Related to asbestos and toxic
      waste claims                               55                57
     Related to September 11 attack             617               748
                                            -------           -------

  Total, as adjusted                        $ 2,861           $ 2,622
                                            =======           =======

Net loss reserves
  Total                                     $16,166           $14,521
  Total, as adjusted                         14,974            13,032

      The loss reserves related to asbestos and toxic waste claims and the September 11 attack are significant components of our total loss reserves, but they distort the growth trend in our loss reserves. Adjusted to exclude such loss reserves, our loss reserves, net of reinsurance recoverable, increased by $1,942 million during the first nine months of 2004.

      Net loss reserves, as adjusted, by segment were as follows:

                                          September 30,     December 31,
                                              2004              2003
                                            -------           -------
                                                  (in millions)
Personal insurance                          $ 1,448           $ 1,219
Commercial insurance                          5,732             5,248
Specialty insurance                           7,794             6,565
                                            -------           -------

Net loss reserves, as adjusted              $14,974           $13,032
                                            =======           =======

      Loss reserves for each of our business segments increased significantly in the first nine months of 2004. The increase was most significant in specialty insurance, due in large part to directors and officers liability and errors and omissions liability claim activity, including the errors and omissions reserve increase related to investment banks discussed below, as well as the growth in our reinsurance assumed business. Unpaid claims related to catastrophes contributed approximately $100 million to the increase in personal insurance loss reserves.

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

      Separately, we reduced our net loss reserves related to the September 11, 2001 attack by $80 million in the second quarter as a result of several recent events. In March, the deadline for filing a liability claim with respect to the September 11 attack expired. That enabled us to define more precisely the number of claimants under liability policies. Then, in June, the final award determinations for claimants of the World Trade Center Victims Compensation Fund were made. As for our property exposure, in April, the jury in the Silverstein case found that we had bound coverage under a policy form that defined the September 11 attack as one occurrence. The effect of that verdict was to eliminate the need for us to make any additional payment. While an appeal has been filed, we believe that it has no merit.

      We continually review and update our loss reserves. Based on all information currently available, we believe that the aggregate loss reserves of the property and casualty subsidiaries at September 30, 2004 were adequate to cover claims for losses that had occurred, including both those known to us and those yet to be reported. In establishing such reserves, we consider facts currently known and the present state of the law and coverage litigation. However, given the judicial decisions and legislative actions that have broadened the scope of coverage and expanded theories of liability in the past and the possibilities of similar interpretations in the future, particularly as they relate to asbestos claims and, to a lesser extent, toxic waste claims, additional liabilities may emerge in future periods for amounts in excess of carried reserves. Such increases in estimates could have a material adverse effect on the Corporation's future operating results. However, management does not expect that any such increases would have a material effect on the Corporation's consolidated financial condition or liquidity.

   INVESTMENT RESULTS

      Property and casualty investment income before taxes increased by 12% in the first nine months of 2004 and 11% in the third quarter compared with the same periods in 2003. The growth in investment income was the result of an increase in invested assets due to substantial cash flow from operations as well as a capital contribution of $800 million to the property and casualty subsidiaries by the Corporation toward the end of the second quarter of 2003. Growth in investment income in 2004 was dampened, however, by lower available reinvestment rates on fixed maturities that matured over the past year.

      The effective tax rate on investment income was 19.8% in the first nine months of 2004 compared with 20.3% in the same period in 2003. The effective tax rate on investment income is lower than the statutory tax rate due to our holding a portion of our investment portfolio in tax-exempt securities. On an after-tax basis, property and casualty investment income increased by 12% in the first nine months of 2004 and 13% in the third quarter. Management uses property and casualty investment income after-tax, a non-GAAP financial measure, to evaluate its investment performance because it reflects the impact of any change in the proportion of the investment portfolio invested in tax-exempt securities and is therefore more meaningful for analysis purposes than investment income before income tax.

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

      The non-insurance business of CFS produced a loss before taxes of $17.0 million in the first nine months of 2004 compared with a loss of $30.6 million in the first nine months of 2003. The loss in 2004 was primarily related to the termination during the period of CFS's obligations under certain credit default swaps. In 2003, the loss was due to an increase in the fair value of our obligations as a result of deterioration in the credit quality of certain referenced securities underlying two of our asset-backed portfolio credit default swaps.

      Revenues from the non-insurance business of CFS, primarily consisting of the change in fair value of derivative contracts, were negative $1.2 million in the first nine months of 2004 compared with negative $17.3 million in the same period of 2003. Revenues were negative in 2004 due to the termination of several portfolio credit default swaps during the period. Revenues were negative in 2003 due to the adverse impact of changes in the fair value of our obligations related to credit default swaps.

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

      The notional amount of CFS's credit default swaps was reduced to $11.3 billion at September 30, 2004 from $24.7 billion at December 31, 2003 and $39.2 billion at September 30, 2003. This reduction in notional amount of credit default swaps has been accomplished either by terminating the swap with the original counterparty at a negotiated settlement amount or by entering into a credit default swap with a third party that effectively offsets the existing credit default swap. As of September 30, 2004, approximately $1.5 billion of the reduction in notional amount of credit default swaps had been accomplished by entering into offsetting credit default swaps.

      Our realistic loss exposure is a very small portion of the $11.3 billion notional amount due to several factors. Our position is senior to subordinated interests of $5.4 billion in the aggregate. Of the $5.4 billion of subordination, only $37 million has eroded due to defaults through September 30, 2004, none of which has pierced the subordination limits of any of our contracts. In addition, using internal rating models, CFS estimates that the credit ratings of the individual portfolio credit default swaps at September 30, 2004 were either AAA or AA.

      In addition to portfolio credit default swaps, CFS entered into a derivative contract linked to an equity market index and a few other insignificant non-insurance transactions.

      The notional amount and fair value of our future obligations under derivative contracts by type of risk were as follows:

                                  Notional Amount                Fair Value
                           ---------------------------  ---------------------------
                           September 30,  December 31,  September 30,  December 31,
                                2004          2003           2004          2003
                           -------------  ------------  -------------  ------------
                                    (in billions)              (in millions)
Credit default swaps
  Corporate
    securities                 $ 1.3         $11.2           $ 5           $21
  Asset-backed
    securities                   7.4          10.5             9            23
  Loan portfolios                2.6           3.0             1             2
                               -----         -----           ---           ---
                                11.3          24.7            15            46
Other                             .3            .4             8             9
                               -----         -----           ---           ---

                               $11.6         $25.1           $23           $55
                               =====         =====           ===           ===

      In the fourth quarter of 2003, CFS terminated two asset-backed portfolio credit default swaps that had experienced deterioration in credit quality and simultaneously entered into a new contract that guarantees principal and interest obligations. The Corporation guaranteed CFS's obligations under the contract. CFS's potential payment obligation extends to the date when the last of the underlying obligations expires. At September 30, 2004, the notional amount of referenced securities was $2.0 billion. Under the agreement, CFS's maximum potential payment obligation is limited to $500 million regardless of the amount of losses that might be incurred on the $2.0 billion of referenced securities. Moreover, if losses are incurred, CFS's payment obligations are limited to an extended payment schedule under which no payment would be due until 2010 at the earliest.

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

CORPORATE AND OTHER

      Corporate and other includes investment income earned on corporate invested assets, interest expense and other expenses not allocated to the operating subsidiaries, and the results of our real estate and other non-insurance subsidiaries. Corporate and other produced a loss before taxes of $125.0 million in the first nine months of 2004 compared with a loss of $102.4 million in the first nine months of 2003. The higher loss in 2004 was due primarily to lower income from our investment in Allied World Assurance Company, Ltd., higher interest expense and a larger loss from our real estate operations offset in part by higher investment income. The third quarter results of Allied World included storm losses, our share of which was approximately $30 million. Interest expense was higher in 2004 due primarily to the issuance of $500 million of debt in the first quarter of 2003 and $460 million of debt in the second quarter of 2003. Investment income was higher in 2004 due to an increase in corporate invested assets resulting from the issuance of debt and equity securities during 2003.

      In both 2004 and 2003, corporate results included a loss at The Chubb Institute, Inc., our post secondary educational subsidiary. As part of our focus on our core insurance business, we sold Chubb Institute in September 2004. The sale transaction is further discussed under "Realized Investment Gains and Losses."

   REAL ESTATE

      Real estate operations resulted in a loss before taxes of $12.1 million in the first nine months of 2004 compared with a loss of $3.2 million in the same period in 2003, which amounts are included in the corporate and other results. The higher loss in 2004 was due primarily to the recognition of an impairment loss on a commercial property.

      We own approximately $270 million of land that we expect will be developed in the future. In addition, our real estate assets include approximately $170 million of commercial properties and land parcels under lease, of which $22 million relates to a variable interest entity in which we are the primary beneficiary. We are continuing to explore the sale of certain of our remaining properties.

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

REALIZED INVESTMENT GAINS AND LOSSES

      Net investment gains realized were as follows:

                                           Periods Ended September 30
                                    ---------------------------------------
                                       Third Quarter           Nine Months
                                    ------------------     -----------------
                                     2004        2003       2004       2003
                                     ----        ----       ----       ----
                                                 (in millions)
Net realized gains (losses)
   Equity securities                $ 35.9       $39.8     $165.8      $59.2
   Fixed maturities                   17.7        21.9       12.4       74.6
   Chubb Institute                    (4.5)          -      (31.5)         -
                                    ------       -----     ------      -----
                                      49.1        61.7      146.7      133.8
                                    ------       -----     ------      -----

Other than temporary impairment
   Equity securities                     -         1.2          -       14.5
   Fixed maturities                     .2           -         .2       33.6
                                    ------       -----     ------      -----
                                        .2         1.2         .2       48.1
                                    ------       -----     ------      -----

Realized investment gains
 before tax                         $ 48.9       $60.5     $146.5      $85.7
                                    ======       =====     ======      =====

Realized investment gains
 after tax                          $ 31.7       $39.3     $ 99.4      $55.7
                                    ======       =====     ======      =====

      A substantial portion of the realized gains in 2004 from equity securities related to our share of gains recognized by investment partnerships in which we have an interest.

      In May 2004, we entered into an agreement to sell Chubb Institute. We recognized a loss of $27 million in the second quarter based on the terms of the agreement. The sale closed in September 2004. Under the final terms of the sale, we recognized an additional loss of $4.5 million in the third quarter.

      We regularly review those invested assets whose fair value is less than cost to determine if an other than temporary decline in value has occurred. In evaluating whether a decline in value of any investment is other than temporary, we consider various quantitative and qualitative factors including the length of time and the extent to which the fair value has been less than the cost, the financial condition and near term prospects of the issuer, whether the debtor is current on contractually obligated interest and principal payments, and our intent and ability to hold the investment for a period of time sufficient to allow us to recover our cost. If a decline in the fair value of an individual security is deemed to be other than temporary, the difference between cost and estimated fair value is charged to income as a realized investment loss. The fair value of the investment becomes its new cost basis.

CAPITAL RESOURCES AND LIQUIDITY

      Capital resources and liquidity represent the overall financial strength of the Corporation and its ability to generate cash flows from its operating subsidiaries, borrow funds at competitive rates and raise new capital to meet operating and growth needs.

   CAPITAL RESOURCES

      Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. At September 30, 2004, the Corporation had shareholders' equity of $9.6 billion and total debt of $2.8 billion.

      Management continuously monitors the amount of capital resources that the Corporation maintains both for itself and its operating subsidiaries. In connection with our long-term capital strategy, the Corporation from time to time contributes capital to its property and casualty subsidiaries. In addition, in order to satisfy its capital needs as a result of any rating agency capital adequacy or other future rating issues, or in the event the Corporation were to need additional capital to make strategic investments in light of market opportunities, the Corporation may take a variety of actions, which could include the issuance of additional debt and/or equity securities. In June 2003, a shelf registration statement that the Corporation filed in March 2003 was declared effective by the Securities and Exchange Commission. Under the registration statement, up to $2.5 billion of various types of securities may be issued. At September 30, 2004, the Corporation had approximately $650 million remaining under the shelf registration statement.

      In July 1998, the Board of Directors authorized the repurchase of up to 12,500,000 shares of the Corporation's common stock. The authorization has no expiration. The Corporation made no share repurchases during the first nine months of 2004. As of September 30, 2004, 3,287,100 shares remained under the share repurchase authorization. We do not anticipate that we will repurchase any shares of our common stock in 2004.

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

      New cash from operations available for investment by the property and casualty subsidiaries was approximately $3.0 billion in the first nine months of 2004 compared with $2.2 billion in the same period in 2003. The increase in new cash in 2004 was due to premium receipts increasing at a greater rate than paid losses and operating expenses.

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

      In the first nine months of 2004, we invested new cash in tax-exempt bonds and taxable bonds. The taxable bonds were primarily mortgage-backed securities and U.S. Treasury securities. Our objective is to achieve the appropriate mix of taxable and tax-exempt securities in our portfolio to balance both investment and tax strategies.

      The unrealized appreciation before tax of investments carried at market value, which includes fixed maturities classified as available-for-sale and equity securities, was $925 million and $1,036 million at September 30, 2004 and December 31, 2003, respectively. Such unrealized appreciation is reflected in a separate component of other comprehensive income, net of applicable deferred income tax.

      The unrealized market appreciation before tax of those fixed maturities carried at amortized cost was $24 million at September 30, 2004 and $35 million at December 31, 2003. Such unrealized appreciation was not reflected in the consolidated financial statements.

      Changes in unrealized appreciation of fixed maturities were due primarily to fluctuations in interest rates.

Item 4 - Controls and Procedures

      As of September 30, 2004, an evaluation of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures was performed under the supervision and with the participation of the Corporation's management, including the chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Corporation's disclosure controls and procedures were effective as of the evaluation date.

      During the three month period ended September 30, 2004, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

                           PART II. OTHER INFORMATION
Item 1 - Legal Proceedings

     As part of ongoing investigations of market practices in the insurance industry, the Corporation has received subpoenas and other information requests from the Attorneys General of several states, including Connecticut, New York, North Carolina and Ohio. It is our belief that these inquiries are being made to a number of industry participants doing business in the relevant jurisdictions and that the Corporation has not been singled out in being asked to provide information in any investigation. We anticipate that officials from other jurisdictions will initiate investigations into similar matters and, because the Corporation's insurance subsidiaries operate throughout the United States and in many jurisdictions outside of the United States, the Corporation believes that it is likely that it will receive additional subpoenas and requests for information in connection with such inquiries. The Corporation will cooperate fully in such investigations.

Item 5 - Other Information

     The Corporation's independent registered public accounting firm, Ernst & Young LLP ("Ernst & young"), recently reported to the Corporation's Audit Committee and management that affiliates of Ernst & Young had performed certain tax remittance and disbursement services in China on behalf of a subsidiary of the Corporation and that such services raised questions regarding Ernst & Young's independence with respect to its performance of audit services. As part of its report, Ernst & Young informed the Corporation's Audit Committee and management that Ernst & Young has reported the existence of these services, which were discontinued in 2002, to the Securities and Exchange Commission and the Public Company Accounting Oversight Board. Ernst & Young has concluded that, given several factors including the nature of the services, the de minimis fees associated therewith (which for 2001 and 2002 were approximately $11,000 in the aggregate) and the fact that none of its personnel involved in providing these services performed any audit or audit-related services for the Corporation, Ernst & Young's independence with respect to its audit services has not been impaired. After discussion, the Audit Committee concurred in this conclusion that Ernst & Young's independence was not impaired by the provision of these services.

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

         The Registrant filed a current report on Form 8-K on August 11, 2004 furnishing under Item 9 information with respect to the death of a member of the Corporation's board of directors.

         The Registrant filed a current report on Form 8-K on August 25, 2004 furnishing under Item 7.01 information with respect to the impact of Hurricane Charley.

         The Registrant filed a current report on Form 8-K on September 7, 2004 furnishing under Item 7.01 information with respect to the consummation of the previously announced sale of The Chubb Institute, Inc.

         The Registrant filed a current report on Form 8-K on September 20, 2004 furnishing under Item 7.01 information with respect to the impact of Hurricane Frances.

         The Registrant filed a current report on Form 8-K on October 15, 2004 furnishing under Item 7.01 information with respect to the impact of hurricanes in the third quarter.

         The Registrant filed a current report on Form 8-K on October 25, 2004 furnishing under Item 7.01 information with respect to receipt of interrogatories and a subpoena seeking information as part of an investigation by the Connecticut Attorney General's office into possible violations of the antitrust laws.

         The Registrant filed a current report on Form 8-K on October 26, 2004 furnishing under Item 2.02 information with respect to the issuance of a press release announcing its results for the quarter ended September 30, 2004 and the availability of its Supplementary Investor Information Report for the quarter ended September 30, 2004.

         The Registrant filed a current report on Form 8-K on November 2, 2004 furnishing under Item 7.01 information with respect to receipt of an investigative demand seeking information as part of an investigation by the Ohio Attorney General's office into possible violations of the antitrust laws.

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

Date: November 8, 2004