Form 10-K
period 2004-12-31
CHUBB CORP
filed 2005-03-15
CIK 20171

UNITED   STATES   SECURITIES   AND   EXCHANGE   COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File No. 1-8661

The Chubb Corporation

(Exact name of registrant as specified in its charter)

New Jersey	13-2595722
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 Mountain View Road, P.O. Box 1615
Warren, New Jersey	07061-1615
(Address of principal executive offices)	(Zip Code)

(908) 903-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, par value $1 per share	New York Stock Exchange
Series B Participating Cumulative	New York Stock Exchange
Preferred Stock Purchase Rights
Common Stock Purchase Warrants[1]	New York Stock Exchange
4% Senior Notes Due 2007[1]	New York Stock Exchange
Common Stock Purchase Contracts[2]	New York Stock Exchange
2.25% Senior Notes due 2008[2]	New York Stock Exchange

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

      The aggregate market value of common stock held by non-affiliates of the registrant was $12,978,901,955 as of June 30, 2004, computed on the basis of the closing sale price of the common stock on that date.

194,166,186
Number of shares of common stock outstanding as of February 28, 2005

Documents Incorporated by Reference

      Portions of the definitive Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

CONTENTS

	ITEM	DESCRIPTION	PAGE

PART I	1	Business	3
	2	Properties	12
	3	Legal Proceedings	13
	4	Submission of Matters to a Vote of Security Holders	14
PART II	5	Market for the Registrant’s Common Stock and Related Security Holder Matters	15
	6	Selected Financial Data	16
	7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
	7A	Quantitative and Qualitative Disclosures About Market Risk	50
	8	Consolidated Financial Statements and Supplementary Data	55
	9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	55
	9A	Controls and Procedures	55
PART III	10	Directors and Executive Officers of the Registrant	57
	11	Executive Compensation	57
	12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	57
	13	Certain Relationships and Related Transactions	57
	14	Principal Accountant Fees and Services	57
PART IV	15	Exhibits, Financial Statements, Schedules and Reports on Form 8-K	58
		Signatures	59
		Index to Financial Statements and Financial Statement Schedules	F-1
		Exhibits Index	E-1

PART I.

Item 1.  Business

General

      The Chubb Corporation (Chubb) was incorporated as a business corporation under the laws of the State of New Jersey in June 1967. Chubb and its subsidiaries are referred to collectively as the Corporation. Chubb is a holding company for a family of property and casualty insurance companies known informally as the Chubb Group of Insurance Companies (the P&C Group). Since 1882, the P&C Group has provided property and casualty insurance to businesses and individuals around the world. According to A.M. Best, the P&C Group is the 10th largest U.S. property and casualty insurance group based on 2003 net written premiums.

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

      At December 31, 2004, the Corporation had total assets of $44.3 billion and shareholders’ equity of $10.1 billion. Revenues, income before income tax and assets for each operating segment for the three years ended December 31, 2004 are included in Note (13) of the Notes to Consolidated Financial Statements. The Corporation employed approximately 11,800 persons worldwide on December 31, 2004.

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

      The P&C Group provides insurance coverages principally in the United States, Canada, Europe, Australia, and parts of Latin America and Asia. Revenues of the P&C Group by geographic area for the three years ended December 31, 2004 are included in Note (13) of the Notes to Consolidated Financial Statements.

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

  Premiums Written

      A summary of the P&C Group’s premiums written during the past three years is shown in the following table:

	Direct	Reinsurance	Reinsurance	Net
	Premiums	Premiums	Premiums	Premiums
Year	Written	Assumed(a)	Ceded(a)	Written

	(in millions)
2002	$9,799.3	$806.1	$1,558.1	$9,047.3
2003	11,337.7	1,266.0	1,535.8	11,067.9
2004	12,001.3	1,397.7	1,346.1	12,052.9

      (a) Intercompany items eliminated.

      The net premiums written during the last three years for major classes of the P&C Group’s business are included in the Property and Casualty Insurance — Underwriting Results section of MD&A.

      One or more members of the P&C Group are licensed and transact business in each of the 50 states of the United States, the District of Columbia, Puerto Rico, the Virgin Islands, Canada, Europe, Australia, and parts of Latin America and Asia. In 2004, approximately 80% of the P&C Group’s direct business was produced in the United States, where the P&C Group’s businesses enjoy broad geographic distribution with a particularly strong market presence in the Northeast. The four states accounting for the largest amounts of direct premiums written were New York with 12%, California with 10%, Texas with 5% and New Jersey with 5%. No other state accounted for 5% of such premiums. Approximately 11% of the P&C Group’s direct premiums written was produced in Europe and 4% was produced in Canada.

  Underwriting Results

      A frequently used industry measurement of property and casualty insurance underwriting results is the combined loss and expense ratio. The P&C Group uses the combined loss and expense ratio calculated in accordance with statutory accounting principles. This ratio is the sum of the ratio of losses and loss expenses to premiums earned (loss ratio) plus the ratio of statutory underwriting expenses to premiums written (expense ratio) after reducing both premium amounts by dividends to policyholders. When the combined ratio is under 100%, underwriting results are generally considered profitable; when the combined ratio is over 100%, underwriting results are generally considered unprofitable. Investment income is not reflected in the combined ratio. The profitability of property and casualty insurance companies depends on the results of both underwriting operations and investments.

      The combined loss and expense ratios during the last three years in total and for the major classes of the P&C Group’s business are included in the Property and Casualty Insurance — Underwriting Operations section of MD&A.

      Another frequently used measurement in the property and casualty insurance industry is the ratio of statutory net premiums written to policyholders’ surplus. At December 31, 2004 and 2003, such ratio for the P&C Group was 1.53 and 1.74, respectively.

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

  Reinsurance

      In accordance with the normal practice of the insurance industry, the P&C Group assumes and cedes reinsurance with other insurers or reinsurers. Reinsurance is ceded to provide greater diversification of risk and to limit the P&C Group’s maximum net loss arising from large risks or from catastrophic events.

      Ceded reinsurance contracts do not relieve the P&C Group of the primary obligation to its policyholders. Thus, a credit exposure exists with respect to reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance contracts. The collectibility of reinsurance is subject to the solvency of the reinsurers and other factors. The P&C Group is selective in regard to its reinsurers, placing reinsurance with only those reinsurers with strong balance sheets and superior underwriting ability. The P&C Group monitors the financial strength of its reinsurers on an ongoing basis. As a result, uncollectible amounts have not been significant.

      A large portion of the P&C Group’s ceded reinsurance is effected under contracts known as treaties under which all risks meeting prescribed criteria are automatically covered. Most of the P&C Group’s treaty reinsurance arrangements consist of excess of loss and catastrophe contracts with other insurers or reinsurers that protect against a specified part or all of certain types of losses over stipulated amounts arising from any one occurrence or event. In certain circumstances, reinsurance is also effected by negotiation on individual risks. The amount of each risk retained by the P&C Group is subject to maximum limits that vary by line of business and type of coverage. Retention limits are continually reviewed and are revised periodically as the P&C Group’s capacity to underwrite risks changes.

      For a further discussion of the cost and availability of reinsurance, see the Property and Casualty Insurance — Underwriting Results section of MD&A.

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

      The process of establishing the liability for unpaid losses and loss adjustment expenses is complex and imprecise as it must take into consideration many variables that are subject to the outcome of future events. As a result, informed subjective judgments as to our ultimate exposure to losses are an integral component of our loss reserving process.

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

      The P&C Group’s estimates of reinsurance recoverable related to reported and unreported losses and loss adjustment expenses represent the portion of the gross liabilities that will be recovered from reinsurers. Amounts recoverable from reinsurers are recognized as assets at the same time as and in a manner consistent with the gross losses associated with the reinsured policies.

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

      The P&C Group continues to emphasize early and accurate reserving, inventory management of claims and suits, and control of the dollar value of settlements. The number of outstanding claims at year-end 2004 was approximately 7% lower than the number at year-end 2003. This compares with a 5% decrease in new arising claims during 2004.

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

      There were approximately 850 asbestos claims outstanding at December 31, 2004 compared with 800 asbestos claims outstanding at December 31, 2003 and 900 asbestos claims outstanding at December 31, 2002. In 2004, approximately 200 claims were opened and 150 claims were closed. In 2003, approximately 200 claims were opened and 300 claims were closed. In 2002, approximately 300 claims were opened and 400 claims were closed. Indemnity payments per claim have varied over time due primarily to variations in insureds, policy terms and types of claims. Management cannot predict whether indemnity payments per claim will increase, decrease or remain the same.

      There were approximately 650 toxic waste claims outstanding at December 31, 2004, compared with 600 toxic waste claims outstanding at December 31, 2003 and 2002. Approximately 350 claims were opened in 2004, 300 claims were opened in 2003 and 250 claims were opened in 2002. There were approximately 300 claims closed in each year. Because payments to date for toxic waste claims have varied from claim to claim, management cannot determine whether past claims experience will prove to be representative of future claims experience.

      The table on page 9 presents the subsequent development of the estimated year-end liability for unpaid losses and loss adjustment expenses, net of reinsurance recoverable, for the ten years prior to 2004. The Corporation acquired Executive Risk Inc. in 1999. The amounts in the table for the years ended December 31, 1994 through 1998 do not include Executive Risk’s unpaid losses and loss adjustment expenses.

      The top line of the table shows the estimated net liability for unpaid losses and loss adjustment expenses recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and loss adjustment expenses for claims arising in all prior years that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the P&C Group.

      The upper section of the table shows the reestimated amount of the previously recorded net liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of claims for each individual year. The increase or decrease is reflected in operating results in the year the estimate is changed. The “cumulative deficiency (redundancy)” as shown in the table represents the aggregate change in the reserve estimates from the original balance sheet dates through December 31, 2004. The amounts noted are cumulative in nature; that is, an increase in a loss estimate that is related to a prior period occurrence generates a deficiency in each intermediate year. For example, a deficiency recognized in 2004 relating to losses incurred prior to December 31, 1994 would be included in the cumulative deficiency amount for each year in the period 1994 through 2003. Yet, the deficiency would be reflected in operating results only in 2004. The effect of changes in estimates of the liabilities for losses occurring in prior years on income before income taxes in each of the past three years is shown in the reconciliation of the beginning and ending liability for unpaid losses and loss adjustment expenses in the Property and Casualty Insurance — Loss Reserves section of MD&A.

      The subsequent development of the net liability for unpaid losses and loss adjustment expenses as of year-ends 1994 through 2003 was adversely affected by substantial unfavorable development related to asbestos and toxic waste claims. The cumulative net deficiencies experienced related to asbestos and toxic waste claims were the result of: (1) an increase in the actual number of claims filed; (2) an increase in the number of potential claims estimated; (3) an increase in the severity of actual and potential claims; (4) an increasingly adverse litigation environment; and (5) an increase in litigation costs associated with such claims. In the years 1994 through 1999, the unfavorable development related to asbestos and toxic waste claims was offset in varying degrees by favorable loss experience for certain executive protection coverages, particularly directors and officers liability and fiduciary liability, and for commercial excess liability. In 2001, 2002 and 2003, in addition to the unfavorable development related to asbestos and toxic waste claims, there was significant unfavorable development in the executive protection classes, principally directors and officers liability and errors and omissions liability, due to adverse loss trends related to corporate failures and allegations of management misconduct and accounting irregularities.

      Conditions and trends that have affected development of the liability for unpaid losses and loss adjustment expenses in the past will not necessarily recur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on the data in this table.

      The middle section of the table on page 9 shows the cumulative amount paid with respect to the reestimated liability as of the end of each succeeding year. For example, in the 1994 column, as of December 31, 2004 the P&C Group had paid $5,471.5 million of the currently estimated $7,055.3 million of losses and loss adjustment expenses that were unpaid at the end of 1994; thus, an estimated $1,583.8 million of losses incurred through 1994 remain unpaid as of December 31, 2004, approximately 70% of which relates to asbestos and toxic waste claims.

      The lower section of the table on page 9 shows the gross liability, reinsurance recoverable and net liability recorded at each year-end and the reestimation of these amounts as of December 31, 2004.

      The liability for unpaid losses and loss adjustment expenses, net of reinsurance recoverable, reported in the accompanying consolidated financial statements prepared in accordance with generally accepted accounting principles (GAAP) comprises the liabilities of U.S. and foreign members of the P&C Group as follows:

	December 31

	2004	2003

	(in millions)
U.S. subsidiaries	$14,244.0	$12,477.4
Foreign subsidiaries	2,564.7	2,043.8

	$16,808.7	$14,521.2

      Members of the P&C Group are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). The difference between the liability for unpaid losses and loss expenses reported in the statutory basis financial statements of the U.S. members of the P&C Group and such liability reported on a GAAP basis in the consolidated financial statements is not significant.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT

	December 31

Year Ended	1994	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004

	(in millions)
Net Liability for Unpaid Losses and Loss Adjustment Expenses	$6,932.9	$7,614.5	$7,755.9	$8,564.6	$9,049.9	$9,748.8	$10,051.3	$11,009.7	$12,641.6	$14,521.2	$16,808.7

Net Liability Reestimated as of:
One year later	6,897.1	7,571.7	7,690.6	8,346.2	8,854.8	9,518.8	9,855.8	11,799.4	13,038.9	14,848.1
Two years later	6,874.5	7,520.9	7,419.6	7,899.8	8,516.5	9,094.5	10,550.7	12,143.3	13,633.6
Three years later	6,829.8	7,256.8	6,986.2	7,564.8	8,058.0	9,652.9	10,761.5	12,642.2
Four years later	6,605.4	6,901.5	6,719.4	7,145.0	8,527.1	9,739.7	11,149.9
Five years later	6,352.2	6,692.1	6,409.4	7,570.7	8,655.7	9,998.7
Six years later	6,191.4	6,476.7	6,886.9	7,693.7	8,844.3
Seven years later	6,044.5	7,035.9	7,051.5	7,821.8
Eight years later	6,655.4	7,253.8	7,197.0
Nine years later	6,870.1	7,422.9
Ten years later	7,055.3

Total Cumulative Net Deficiency (Redundancy)	122.4	(191.6)	(558.9)	(742.8)	(205.6)	249.9	1,098.6	1,632.5	992.0	326.9

Cumulative Net Deficiency Related to Asbestos and Toxic Waste Claims (Included in Above Total)	1,730.3	1,548.5	1,397.8	1,272.6	1,204.8	1,158.0	1,127.0	1,066.1	325.0	75.0

Cumulative Amount of Net Liability Paid as of:
One year later	1,250.7	1,889.4	1,418.3	1,797.7	2,520.1	2,482.7	2,793.7	3,084.5	3,398.8	3,342.0
Two years later	2,550.7	2,678.2	2,488.2	3,444.2	3,707.8	4,079.3	4,668.7	5,354.1	5,671.4
Three years later	3,073.7	3,438.8	3,757.0	4,160.6	4,653.1	5,285.8	5,981.4	6,931.6
Four years later	3,589.8	4,457.6	4,194.8	4,710.9	5,351.1	6,138.9	7,011.9
Five years later	4,444.4	4,755.4	4,555.6	5,132.9	5,894.3	6,829.0
Six years later	4,683.3	5,010.6	4,857.2	5,481.1	6,325.5
Seven years later	4,896.6	5,251.0	5,137.4	5,806.6
Eight years later	5,068.1	5,480.9	5,420.3
Nine years later	5,234.5	5,735.4
Ten years later	5,471.5

Gross Liability, End of Year	$8,913.2	$9,588.2	$9,523.7	$9,772.5	$10,356.5	$11,434.7	$11,904.6	$15,514.9	$16,713.1	$17,947.8	$20,291.9
Reinsurance Recoverable, End of Year	1,980.3	1,973.7	1,767.8	1,207.9	1,306.6	1,685.9	1,853.3	4,505.2	4,071.5	3,426.6	3,483.2

Net Liability, End of Year	$6,932.9	$7,614.5	$7,755.9	$8,564.6	$9,049.9	$9,748.8	$10,051.3	$11,009.7	$12,641.6	$14,521.2	$16,808.7

Reestimated Gross Liability	$9,227.5	$9,509.6	$8,986.3	$9,057.0	$10,264.2	$12,166.8	$13,633.2	$18,024.5	$18,323.8	$18,595.8
Reestimated Reinsurance Recoverable	2,172.2	2,086.7	1,789.3	1,235.2	1,419.9	2,168.1	2,483.3	5,382.3	4,690.2	3,747.7

Reestimated Net Liability	$7,055.3	$7,422.9	$7,197.0	$7,821.8	$8,844.3	$9,998.7	$11,149.9	$12,642.2	$13,633.6	$14,848.1

Cumulative Gross Deficiency (Redundancy)	$314.3	$(78.6)	$(537.4)	$(715.5)	$(92.3)	$732.1	$1,728.6	$2,509.6	$1,610.7	$648.0

The amounts for the years 1994 through 1998 do not include Executive Risk’s unpaid losses and loss adjustment expenses. Executive Risk was acquired in 1999.

  Investments

      Investment decisions are centrally managed by investment professionals based on guidelines established by management and approved by the respective boards of directors for each member of the P&C Group.

      Additional information about the investment portfolio of the Corporation as well as the Corporation’s approach to managing risks is presented in the Invested Assets section of MD&A, the Investment Portfolio section of Quantitative and Qualitative Disclosures About Market Risk and Note (4) of the Notes to Consolidated Financial Statements.

      The investment results of the P&C Group for each of the past three years are shown in the following table.

	Average		Percent Earned
	Invested	Investment
Year	Assets(a)	Income(b)	Before Tax	After Tax

	(in millions)
2002	$17,665.9	$929.4	5.26%	4.31%
2003	22,168.5	1,058.4	4.77	3.80
2004	26,778.2	1,184.3	4.42	3.55

(a)	Average of amounts for the years presented with fixed maturity securities at amortized cost and equity securities at market value.

(b)	Investment income after deduction of investment expenses, but before applicable income tax.

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

Regulation, Premium Rates and Competition

      Chubb is a holding company with subsidiaries primarily engaged in the property and casualty insurance business and is therefore subject to regulation by certain states as an insurance holding company. All states have enacted legislation that regulates insurance holding company systems such as the Corporation. This legislation generally provides that each insurance company in the system is required to register with the department of insurance of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. All transactions within a holding company system affecting insurers must be fair and equitable. Notice to the insurance commissioners is required prior to the consummation of transactions affecting the ownership or control of an insurer and of certain material transactions between an insurer and any person in its holding company system and, in addition, certain of such transactions cannot be consummated without the commissioners’ prior approval.

      The P&C Group is subject to regulation and supervision in the states in which it does business. In general, such regulation is for the protection of policyholders rather than shareholders. The extent of such regulation varies but generally has its source in statutes that delegate regulatory, supervisory and administrative powers to a department of insurance. The regulation, supervision and administration relate to, among other things, the standards of solvency that must be met and maintained; the licensing of insurers and their agents; restrictions on insurance policy terminations; unfair trade practices; the nature of and limitations on investments; premium rates; restrictions on the size of risks that may be insured under a single policy; deposits of securities for the benefit of policyholders; approval of policy forms; periodic examinations of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of companies or for other purposes; limitations on dividends to policyholders and shareholders; and the adequacy of provisions for unearned premiums, unpaid losses and loss adjustment expenses, both reported and unreported, and other liabilities.

      The extent of insurance regulation on business outside the United States varies significantly among the countries in which the P&C Group operates. Some countries have minimal regulatory requirements, while others regulate insurers extensively. Foreign insurers in many countries are subject to greater restrictions than domestic competitors. In certain countries, the P&C Group has incorporated insurance subsidiaries locally to improve its competitive position.

      The National Association of Insurance Commissioners has a risk-based capital requirement for property and casualty insurance companies. The risk-based capital formula is used by state regulatory authorities to identify insurance companies which may be undercapitalized and which merit further regulatory attention. The formula prescribes a series of risk measurements to determine a minimum capital amount for an insurance company, based on the profile of the individual company. The ratio of a company’s actual policyholders’ surplus to its minimum capital requirement will determine whether any state regulatory action is required. At December 31, 2004, each member of the P&C Group had more than sufficient capital to meet the risk-based capital requirement.

      Regulatory requirements applying to premium rates vary from state to state, but generally provide that rates not be “excessive, inadequate or unfairly discriminatory.” Rates for many lines of business, including automobile and homeowners insurance, are subject to prior regulatory approval in many states. However, in certain states, prior regulatory approval of rates is not required for most lines of insurance that the P&C Group underwrites. Ocean marine insurance rates are exempt from regulation.

      Subject to regulatory requirements, the P&C Group’s management determines the prices charged for its policies based on a variety of factors including loss and loss adjustment expense experience, inflation, tax law and rate changes, and anticipated changes in the legal environment, both judicial and legislative. Methods for arriving at prices vary by type of business, exposure assumed and size of risk. Underwriting profitability is affected by the accuracy of these assumptions, by the willingness of insurance regulators to approve changes in those rates that they control and by such other matters as underwriting selectivity and expense control.

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

      There are approximately 3,100 property and casualty insurance companies in the United States operating independently or in groups and no single company or group is dominant. The relatively large size and underwriting capacity of the P&C Group provide opportunities not available to smaller companies.

      In all states, insurers authorized to transact certain classes of property and casualty insurance are required to become members of an insolvency fund. In the event of the insolvency of a licensed insurer writing a class of insurance covered by the fund in the state, members are assessed to pay certain claims against the insolvent insurer. Generally, fund assessments are proportionately based on the members’ written premiums for the classes of insurance written by the insolvent insurer. In certain states, a portion of these assessments is recovered through premium tax offsets and policy-

holder surcharges. In 2004, assessments to the members of the P&C Group amounted to $20 million. The amount of future assessments cannot be reasonably estimated.

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

      Although the federal government and its regulatory agencies generally do not directly regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways. Current and proposed federal measures that may significantly affect the insurance business include federal terrorism insurance, asbestos liability reform measures, tort reform, corporate governance including the expansion of the Securities and Exchange Commission’s oversight authority over public companies and public accounting firms, ergonomics, health care reform including the containment of medical costs, medical malpractice reform and patients’ rights, privacy, e-commerce, international trade, federal regulation of insurance companies and the taxation of insurance companies.

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

      Another area of potential regulation and supervision of the P&C Group relates to the form of compensation paid to agents and brokers and the disclosure of such compensation. A number of states are considering new legislation or regulations in this area. The rules that would be imposed if these proposals were adopted range in nature from disclosure requirements to prohibition of certain forms of compensation to imposition of new duties on insurance agents and brokers in dealing with customers. These proposals are in the early stages of development and we cannot predict their potential impact on our business.

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

Item 3.  Legal Proceedings

      As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, a purported class action complaint was filed in the United States District Court for the District of New Jersey on August 31, 2000 by the California Public Employees’ Retirement System. The complaint alleges that the Corporation and one current officer, Henry B. Schram, and two former officers, Dean R. O’Hare and David B. Kelso, and Executive Risk Inc. and three of its former officers, Stephen J. Sills, Robert H. Kullas and Robert V. Deutsch, are liable for certain misrepresentations and omissions regarding, among other matters, disclosures made between April 27, 1999 and October 15, 1999 relating to the improved pricing in the Corporation’s standard commercial insurance business and relating to the offer of the Corporation’s securities to, and solicitation of votes from, the former shareholders of Executive Risk Inc. in connection with the Corporation’s acquisition of Executive Risk Inc. The complaint seeks unspecified damages, a recision of the sale of Executive Risk Inc. to the Corporation or a new vote on the merger, and such other relief as the court may deem proper. On June 26, 2002, the United States District Court for the District of New Jersey entered an order dismissing in its entirety the previously reported purported class action complaint originally filed on August 31, 2000, as amended on September 4, 2001, and granting plaintiffs the right to file a Second Amended Complaint. On August 9, 2002, plaintiffs filed a Second Amended Complaint based on substantially the same allegations as previously reported. On August 11, 2003, the trial court dismissed the entire action with prejudice. On September 10, 2003, the plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Third Circuit. On December 30, 2004, the Court of Appeals affirmed the trial court’s dismissal in all respects. On February 1, 2005, the plaintiffs filed with the Court of Appeals a petition for rehearing or for rehearing en banc. On February 14, 2005, the Court of Appeals denied this petition.

      As previously disclosed, beginning in December 2002, Chubb Indemnity was named in a series of actions commenced by various plaintiffs against Chubb Indemnity and other non-affiliated insurers in the District Courts in Nueces, Travis and Bexar Counties in Texas. The plaintiffs generally allege that Chubb Indemnity and the other defendants breached duties to asbestos product end-users and conspired to conceal risks associated with asbestos exposure. The plaintiffs seek to impose liability on insurers directly. The plaintiffs seek unspecified monetary damages and punitive damages. Chubb Indemnity is vigorously defending all of these actions and has been successful in getting a number of them dismissed through summary judgment, special exceptions, or voluntarily.

      Beginning in June 2003, Chubb Indemnity was also named in a number of similar cases in Cuyahoga, Mahoning, and Trumbull Counties in Ohio. The allegations and the damages sought in the Ohio actions are substantially similar to those in the Texas actions. Chubb Indemnity is vigorously defending all of these actions and has been successful in getting a number of them dismissed based on plaintiffs’ failure to state a claim. While plaintiffs have appealed the dismissals, we believe the appeals have no merit.

      As previously disclosed, as part of ongoing investigations of market practices in the insurance industry, the Corporation has received subpoenas and other information requests from the Attorneys General and insurance departments of several states and from the Securities and Exchange Commission. Although the Corporation, as well as other non-affiliated insurers, have been specifically referred to in complaints filed by regulators in New York and Illinois against Aon Corporation and Marsh & McLennan Companies, Inc., it is our belief that the aforementioned inquiries into certain market practices are being made to a number of industry participants doing business in the relevant jurisdictions and that the Corporation has not been singled out in being asked to provide information in any investigation. We anticipate that officials from other jurisdictions will initiate investigations into similar matters and, because the Corporation’s insurance subsidiaries operate throughout the United States and in many jurisdictions outside of the United States, the Corporation believes that it is likely that it will receive additional subpoenas and requests for information in connection with such inquiries. The Corporation will cooperate fully in such investigations.

      Purported class actions arising out of the aforementioned investigations into market practices in the property and casualty insurance industry have been filed in a number of states. On February 16, 2005, the Corporation was named in one such suit in state court in Seminole County, Florida, where the plaintiffs allege that the Corporation and the other non-affiliated defendants violated the “unfair and deceptive trade practices statutes and consumer protection statutes” of all fifty states by, among other practices, using contingent commission agreements to steer business in its direction. The action seeks unspecified damages and attorneys’ fees. The Corporation believes it has substantial defenses to this lawsuit and intends to defend the action vigorously. It is reasonable to expect that, in the ordinary course of business, the Corporation may be involved in additional suits of this sort.

      Information regarding certain litigation to which the P&C Group is a party is included in the Property and Casualty Insurance — Loss Reserves section of MD&A.

      Chubb and its subsidiaries are also defendants in various lawsuits arising out of their businesses. It is the opinion of management that the final outcome of these matters will not materially affect the consolidated financial position of the registrant.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the shareholders during the last quarter of the year ended December 31, 2004.

Executive Officers of the Registrant

		Year of
	Age(a)	Election(b)

John D. Finnegan, Chairman, President and Chief Executive Officer	56	2002
Robert C. Cox, Executive Vice President of Chubb & Son, a division of Federal	46	2003
John J. Degnan, Vice Chairman and Chief Administrative Officer	60	1994
Paul J. Krump, Executive Vice President of Chubb & Son, a division of Federal	45	2001
Michael J. Marchio, Executive Vice President of Chubb & Son, a division of Federal	57	2002
Andrew A. McElwee, Jr., Executive Vice President of Chubb & Son, a division of Federal	50	1997
Thomas F. Motamed, Vice Chairman and Chief Operating Officer	56	1997
Michael O’Reilly, Vice Chairman and Chief Financial Officer	61	1976
Henry B. Schram, Senior Vice President	58	1985

      (a) Ages listed above are as of April 26, 2005.

      (b) Date indicates year first elected or designated as an executive officer.

      All of the foregoing officers serve at the pleasure of the Board of Directors of the Corporation and have been employees of the Corporation for more than five years except for Mr. Finnegan.

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

PART II.

Item 5.  Market for the Registrant’s Common Stock and Related Security Holder Matters

      The common stock of the Corporation is listed and principally traded on the New York Stock Exchange (NYSE) under the trading symbol “CB”. The following are the high and low closing sale prices as reported on the NYSE Composite Tape and the quarterly dividends declared per share for each quarter of 2004 and 2003.

	2004

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Common stock prices
High	$73.66	$72.07	$71.37	$77.00
Low	66.59	66.35	64.00	64.80
Dividends declared	.39	.39	.39	.39

	2003

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Common stock prices
High	$57.60	$65.01	$69.09	$69.24
Low	42.45	44.81	59.24	62.99
Dividends declared	.36	.36	.36	.36

      At February 28, 2005, there were approximately 5,500 common shareholders of record.

      The declaration and payment of future dividends to the Corporation’s shareholders will be at the discretion of the Corporation’s Board of Directors and will depend upon many factors, including the Corporation’s operating results, financial condition and capital requirements, and the impact of regulatory constraints discussed in Note (18)(f) of the Notes to Consolidated Financial Statements.

Item 6.  Selected Financial Data

	2004	2003	2002		2001		2000

	(in millions except for per share amounts)
FOR THE YEAR
Revenues
Property and Casualty Insurance
Premiums Earned	$11,635.7	$10,182.5	$8,085.3		$6,656.4		$6,145.9
Investment Income	1,207.0	1,082.9	952.2		914.7		890.8
Corporate and Other	116.3	44.2	68.9		182.1		163.3
Realized Investment Gains	218.2	84.4	33.9		.8		51.5

Total Revenues	$13,177.2	$11,394.0	$9,140.3		$7,754.0		$7,251.5

Income
Property and Casualty Insurance
Underwriting Income (Loss)(a)	$846.1 (c)	$104.5	$(625.9	)(b)	$(903.5	)(b)(c)	$(23.6)
Investment Income	1,184.3	1,058.4	929.4		902.6		879.2
Other Charges	(4.7)	(29.5)	(25.3)		(52.3	)(c)	(52.2)

Property and Casualty Insurance Income (Loss)	2,025.7	1,133.4	278.2		(53.2)		803.4
Chubb Financial Solutions Non-Insurance Business	(17.2)	(126.9)	(69.8)		9.2		2.8
Corporate and Other	(158.5)	(157.3)	(73.9)		(22.8)		(6.7)
Realized Investment Gains	218.2	84.4	33.9		.8		51.5

Income (Loss) Before Income Tax	2,068.2	933.6	168.4		(66.0)		851.0
Federal and Foreign Income Tax (Credit)	519.8	124.8 (d)	(54.5	)(d)	(177.5)		136.4

Net Income	$1,548.4	$808.8	$222.9		$111.5		$714.6

Per Share
Net Income	$8.01	$4.46	$1.29		$.63		$4.01
Dividends Declared on Common Stock	1.56	1.44	1.40		1.36		1.32
AT DECEMBER 31
Total Assets	$44,260.3	$38,360.6	$34,080.9		$29,415.5		$24,993.2
Long Term Debt	2,813.7	2,813.9	1,959.1		1,351.0		753.8
Total Shareholders’ Equity	10,126.4	8,522.0	6,825.7		6,491.8		6,948.2
Book Value Per Share	52.55	45.33	39.87		38.17		39.72

(a)	Underwriting income has been reduced by net losses of $75.0 million ($48.8 million after-tax or $0.25 per share) in 2004, $250.0 million ($162.5 million after-tax or $0.90 per share) in 2003, $741.1 million ($481.7 million after-tax or $2.79 per share) in 2002, $60.9 million ($39.6 million after-tax or $0.22 per share) in 2001, and $31.0 million ($20.2 million after-tax or $0.11 per share) in 2000, related to asbestos and toxic waste claims.

(b)	Underwriting income in 2001 has been reduced by net surety bond losses of $220.0 million ($143.0 million after-tax or $0.81 per share) related to the bankruptcy of Enron Corp. Underwriting income in 2002 has been increased by a reduction in net surety bond losses of $88.0 million ($57.2 million after-tax or $0.33 per share) resulting from the settlement of litigation related to Enron Corp.

(c)	Underwriting income in 2001 has been reduced by net costs of $635.0 million and other charges included costs of $10.0 million (in the aggregate, $420.0 million after-tax or $2.39 per share) related to the September 11 attack. Underwriting income in 2004 has been increased by a reduction in net losses of $80.0 million ($52.0 million after-tax or $0.27 per share) related to the September 11 attack.

(d)	Federal and foreign income tax in 2002 included a $40.0 million ($0.23 per share) charge to establish a tax valuation allowance from not being able to recognize, for accounting purposes, certain U.S. tax benefits related to European losses. Federal and foreign income tax in 2003 included a $40.0 million ($0.22 per share) credit for the reversal of the tax valuation allowance established in 2002.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Management’s discussion and analysis of financial condition and results of operations addresses the financial condition of The Chubb Corporation and its subsidiaries as of December 31, 2004 compared with December 31, 2003 and the results of operations for each of the three years in the period ended December 31, 2004. This discussion should be read in conjunction with the consolidated financial statements and related notes and the other information contained in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

      Certain statements in this document are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 (PSLRA). These forward-looking statements are made pursuant to the safe harbor provisions of the PSLRA and include estimates and assumptions related to economic, competitive, regulatory, judicial, legislative and other developments. These include statements relating to trends in, or representing management’s beliefs about, our future strategies, operations and financial results, as well as other statements that include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “should,” “will,” or other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. These statements are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties, which include, among others, those discussed or identified from time to time in our public filings with the Securities and Exchange Commission and those associated with:

•	the availability of primary and reinsurance coverage, including the implications relating to terrorism legislation and regulation;

•	global political conditions and the occurrence of terrorist attacks, including any nuclear, biological, chemical or radiological events;

•	the effects of the outbreak or escalation of war or hostilities;

•	premium pricing and profitability or growth estimates overall or by lines of business or geographic area, and related expectations with respect to the timing and terms of any required regulatory approvals;

•	adverse changes in loss cost trends;

•	our ability to retain existing business;

•	our expectations with respect to cash flow projections and investment income and with respect to other income;

•	the adequacy of loss reserves, including:

•	our expectations relating to reinsurance recoverables;

•	the effects of proposed asbestos liability legislation, including the impact of claims patterns arising from the possibility of legislation and those that may arise if legislation is not passed;

•	our estimates relating to ultimate asbestos liabilities and related reinsurance recoverables;

•	the impact from the bankruptcy protection sought by various asbestos producers and other related businesses;

•	the willingness of parties, including us, to settle disputes;

•	developments in judicial decisions or regulatory or legislative actions relating to coverage and liability for asbestos, toxic waste and mold claims;

•	development of new theories of liability;

•	the impact of economic factors on companies on whose behalf we have issued surety bonds, and in particular, on those companies that have filed for bankruptcy or otherwise experienced deterioration in creditworthiness;

•	the effects of disclosures by, and investigations of, public companies relating to possible accounting irregularities, practices in the financial services industry and other corporate governance issues, including:

•	the effects on the capital markets and the markets for directors and officers and errors and omissions insurance;

•	claims and litigation arising out of actual or alleged accounting or other corporate malfeasance by other companies;

•	claims and litigation arising out of practices in the financial services industry;

•	legislative or regulatory proposals or changes, including the changes in law and regulation implemented under the Sarbanes-Oxley Act of 2002;

•	the effects of investigations into market practices in the U.S. property and casualty insurance industry and any legal or regulatory proceedings arising therefrom;

•	the occurrence of significant weather-related or other natural or human-made disasters, particularly in locations where we have concentrations of risk;

•	any downgrade in our claims-paying, financial strength or other credit ratings;

•	the ability of our subsidiaries to pay us dividends;

•	general economic conditions including:

•	changes in interest rates, market credit spreads and the performance of the financial markets, generally and as they relate to credit risks assumed by our Chubb Financial Solutions unit in particular;

•	the effects of inflation;

•	changes in domestic and foreign laws, regulations and taxes;

•	changes in competition and pricing environments;

•	regional or general changes in asset valuations;

•	the inability to reinsure certain risks economically;

•	changes in the litigation environment;

•	general market conditions; and

•	our ability to implement management’s strategic plans and initiatives.

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

•	Net income was $1,548 million in 2004 compared with $809 million in 2003 and $223 million in 2002.

•	Premium growth was 9% in 2004 and 22% in 2003. Rate increases were substantial in 2003. Rates continued to increase in 2004. However, as expected, the level of rate increases declined in each succeeding quarter.

•	Our combined loss and expense ratio was 92.3% in 2004 compared with 98.0% in 2003 and 106.7% in 2002. Our underwriting results were adversely affected by asbestos and toxic waste losses of $75 million, $250 million and $741 million in 2004, 2003 and 2002, respectively. Our combined loss and expense ratio, excluding the effects of asbestos and toxic waste losses, was 91.7% in 2004, 95.5% in 2003 and 97.5% in 2002.

•	During 2004, we experienced overall unfavorable development of $327 million on loss reserves established as of the previous year end, due primarily to unfavorable development in our executive protection classes, principally directors and officers liability and errors and omissions liability, resulting from adverse loss trends in accident years 1998 through 2002 related to corporate failures and allegations of management misconduct and accounting irregularities.

•	We reached an agreement in July 2004 with respect to gas forward purchase surety bonds issued for Aquila that resulted in Aquila providing us with collateral sufficient to cover our entire $500 million exposure under the bonds.

•	Property and casualty investment income after taxes increased by 13% in 2004 compared with growth of 11% in 2003.

•	The non-insurance business of Chubb Financial Solutions (CFS) produced a loss before taxes of $17 million in 2004 compared with losses of $127 million in 2003 and $70 million in 2002. As announced in April 2003, we are exiting this business and are running off the financial products portfolio of CFS. We reduced our aggregate notional exposure by $16 billion during 2004 to approximately $9 billion at year end.

      A summary of our consolidated net income is as follows:

	Years Ended December 31

	2004	2003	2002

	(in millions)
Property and casualty insurance	$2,026	$1,133	$278
Chubb Financial Solutions non-insurance business	(17)	(127)	(70)
Corporate and other	(159)	(157)	(74)
Realized investment gains	218	85	34

Consolidated income before income tax	2,068	934	168
Federal and foreign income tax (credit)	520	125	(55)

Consolidated net income	$1,548	$809	$223

      Net income included realized investment gains after tax of $146 million in 2004, $55 million in 2003 and $22 million in 2002. Decisions to sell securities are governed principally by considerations of investment opportunities and tax consequences. As a result, realized gains and losses on the sale of investments may vary significantly from period to period.

PROPERTY AND CASUALTY INSURANCE

      A summary of the results of operations of our property and casualty insurance business is as follows:

	Years Ended December 31

	2004	2003	2002

	(in millions)
Underwriting
Net premiums written	$12,053	$11,068	$9,047
Increase in unearned premiums	(417)	(885)	(962)

Premiums earned	11,636	10,183	8,085

Losses and loss expenses	7,321	6,867	6,065
Operating costs and expenses	3,516	3,356	2,823
Increase in deferred policy acquisition costs	(76)	(168)	(213)
Dividends to policyholders	29	23	36

Underwriting income (loss)	846	105	(626)

Investments
Investment income before expenses	1,207	1,083	952
Investment expenses	23	25	23

Investment income	1,184	1,058	929

Other charges	(4)	(30)	(25)

Property and casualty income before tax	$2,026	$1,133	$278

Property and casualty investment income after tax	$949	$843	$761

      The growth in property and casualty earnings in 2004 and 2003 was due primarily to a substantial improvement in underwriting results. Earnings in both years also benefited from a significant increase in investment income.

      Our property and casualty underwriting results in 2004, 2003 and 2002 were adversely affected by incurred losses of $75 million, $250 million and $741 million, respectively, related to asbestos and toxic waste claims. Excluding the effects of asbestos and toxic waste losses, property and casualty earnings in 2004 were substantially higher than in 2003, which in turn were significantly higher than in 2002.

      The profitability of the property and casualty insurance business depends on the results of both underwriting operations and investments. We view these as two distinct operations. The underwriting functions are managed separately from the investment function. Accordingly, in assessing our performance, management evaluates underwriting results separately from investment results.

Underwriting Operations

      We evaluate the underwriting results of our property and casualty insurance business in the aggregate and also for each of our three separate business units: personal insurance, commercial insurance and specialty insurance.

      The combined loss and expense ratio, expressed as a percentage, is the key measure of underwriting profitability traditionally used in the property and casualty insurance business. Management evaluates the performance of our underwriting operations and of each of our business units using the combined loss and expense ratio calculated in accordance with statutory accounting principles. It is the sum of the ratio of losses and loss expenses to premiums earned (loss ratio) plus the ratio of statutory underwriting expenses to premiums written (expense ratio) after reducing both premium amounts by dividends to policyholders. When the combined ratio is under 100%, underwriting results are generally considered profitable; when the combined ratio is over 100%, underwriting results are generally considered unprofitable.

      Statutory accounting principles applicable to property and casualty insurance companies differ in certain respects from generally accepted accounting principles (GAAP). Under statutory accounting principles, policy acquisition and other underwriting expenses are recognized immediately, not at the time premiums are earned. Management uses underwriting results determined in accordance with GAAP, among other measures, to assess the overall performance of our underwriting operations. To convert underwriting results to a GAAP basis, policy acquisition expenses are deferred and amortized over the period in which the related premiums are earned. Underwriting income (loss) determined in accordance with GAAP is defined as premiums earned less losses and loss expenses incurred and GAAP underwriting expenses incurred.

Underwriting Results

Net Premiums Written

      Net premiums written amounted to $12.1 billion in 2004, an increase of 9% over 2003. Net premiums written increased 22% in 2003 compared with 2002.

      Over 80% of our premiums are written in the United States. Premium growth in the U.S. was 8% in 2004 and 22% in 2003. Non-U.S. premium growth in 2004 and 2003 benefited from the weakness of the U.S. dollar. On a reported basis, non-U.S. premiums grew 12% in 2004 and 25% in 2003. In local currencies, such growth was 4% and 15% in 2004 and 2003, respectively.

      Net premiums written by business unit were as follows:

	Years Ended December 31

		% Increase		% Increase

	2004	2004 vs. 2003	2003	2003 vs. 2002	2002

	(dollars in millions)
Personal insurance
Automobile	$629	7%	$590	10%	$536
Homeowners	1,635	10	1,485	14	1,299
Other	566	10	515	8	479

Total personal	2,830	9	2,590	12	2,314

Commercial insurance
Multiple peril	1,191	9	1,089	17	930
Casualty	1,552	14	1,362	22	1,119
Workers’ compensation	742	18	626	37	458
Property and marine	1,079	4	1,032	15	897

Total commercial	4,564	11	4,109	21	3,404

Specialty insurance
Executive protection	2,201	4	2,114	24	1,703
Financial institutions	872	5	830	22	680
Other	1,586	11	1,425	51	946

Total specialty	4,659	7	4,369	31	3,329

Total	$12,053	9	$11,068	22	$9,047

      Premium growth in 2003 and 2004 occurred in all segments of our business. In 2003, growth was particularly strong in the commercial and specialty classes due primarily to higher rates. In 2004, premium growth was largely the result of our retaining a higher percentage of our existing customers and attracting new customers. We continued to get rate increases on much of the business we wrote, although the size of such increases decelerated throughout the year. We expect that pricing pressure will continue in 2005. In this environment, we will continue to stress underwriting discipline.

      Premium growth in our other specialty insurance business in both years was primarily in our reinsurance assumed business generated by Chubb Re.

Reinsurance

      Our premiums written are net of amounts ceded to reinsurers who assume a portion of the risk under the insurance policies that are subject to the reinsurance. After several years of significant price increases, the cost of reinsurance in the marketplace has leveled off. However, reinsurance capacity for certain coverages, such as terrorism, continues to be limited and expensive.

      Our 2003 reinsurance program was similar to that in 2002. Reinsurance costs increased in line with the higher premiums on the policies reinsured. We discontinued some lower limit treaties that we believed were no longer economical and increased our participation in certain layers of the treaties that we did renew. Our property reinsurance program renews each April. At the 2003 renewal, our property catastrophe treaty for events in the United States was modified to increase the reinsurance coverage at the top due to our increased exposure in certain catastrophe exposed areas.

      Our reinsurance costs in 2004 were similar to those in 2003. We discontinued a casualty per risk treaty that responded primarily to excess liability exposures over $25 million. Underwriting actions we have taken in recent years have resulted in a reduction in the number of such exposures, which we believe made this treaty no longer economical. Our executive protection per risk treaty was renewed with coverage similar to the prior year. On our property per risk treaty, our retention remained at $15 million. Our property catastrophe treaty for events in the United States was modified to increase our initial retention and to increase the reinsurance coverage at the top. The program now provides coverage of approximately 88% of losses between $250 million and $1.25 billion, with additional coverage of 95% of losses between $1.25 billion and $1.5 billion in the northeastern part of the country. Our property reinsurance treaties generally contain terrorism exclusions.

      We expect our reinsurance costs in 2005 to be less than those in 2004. In January 2005, we discontinued our executive protection per risk treaty. Underwriting actions we have taken in recent years have resulted in lower average limits on those large risks we write, which we believe made this treaty no longer economical. On our casualty clash treaty, which operates like a catastrophe treaty, we increased our retention from $50 million to $75 million. This treaty now provides $125 million of coverage in excess of $75 million per insured event. We did not renew a high excess surety per risk treaty as we believe the cost was not justified.

Profitability

      Underwriting results were highly profitable in 2004 compared with modestly profitable results in 2003 and unprofitable results in 2002. The combined loss and expense ratio for our overall property and casualty insurance business was as follows:

	Years Ended December 31

	2004	2003	2002

Loss ratio	63.1%	67.6%	75.4%
Expense ratio	29.2	30.4	31.3

Combined ratio	92.3%	98.0%	106.7%

      Underwriting results in 2004, 2003 and 2002 were adversely affected by incurred losses of $75 million, $250 million and $741 million, respectively, related to asbestos and toxic waste claims. Asbestos and toxic waste losses are a significant component in understanding and assessing the financial performance of our property and casualty insurance business. However, notwithstanding the significance of asbestos and toxic waste losses, the magnitude of such losses, particularly in 2002, makes it difficult to assess the underlying trends in our property and casualty insurance business. Excluding the effects of asbestos and toxic waste losses, the combined loss and expense ratio was as follows:

	Years Ended December 31

	2004	2003	2002

Loss ratio	62.5%	65.1%	66.2%
Expense ratio	29.2	30.4	31.3

Combined ratio	91.7%	95.5%	97.5%

      Underwriting results, excluding the effects of asbestos and toxic waste losses, were substantially more profitable in 2004 than in 2003. Such results in 2003 were more profitable than in 2002.

      The loss ratio, excluding the effects of asbestos and toxic waste losses, improved in 2003 and improved further in 2004, reflecting the favorable experience resulting from our disciplined underwriting standards in recent years. The improvement in 2003 was achieved despite higher catastrophe losses compared with the prior year. Losses from catastrophes were $350 million in 2004, which represented 3.0 percentage points of the loss ratio, compared with $294 million or 2.9 percentage points in 2003 and $98 million or 1.2 percentage points in 2002. The 2004 catastrophe loss amount excludes an $80 million reduction in loss reserves related to the September 11, 2001 attack, which reduced the loss ratio for the year by 0.7 of a percentage point. We did not have any recoveries from our catastrophe reinsurance program during the three year period since there were no individual catastrophes for which our losses exceeded the initial retention. Our initial retention level for each catastrophic event in the United States was increased from $150 million to $250 million during 2004. Our initial retention is generally $25 million outside the United States.

      Our expense ratio improved in 2003 and again in 2004. The lower expense ratio in 2003 was due in large part to premiums written growing at a substantially higher rate than overhead expenses and was achieved despite an approximate 0.4 of a percentage point adverse impact of our decision to expense stock options for the first time. The improvement in 2004 was due to premiums written growing at a higher rate than overhead expenses, as we made continued progress in reducing our expense structure, and to lower contingent commission expense.

      The decrease in contingent commissions in 2004 was due to two factors that reduced producer compensation. First, we did not pay contingent commissions in the fourth quarter to those large brokers who elected to terminate such arrangements before year end (see “Producer Compensation”). Second, the slowdown of premium growth in the second half of the year resulted in lower compensation to other producers whose commissions, in part, are contingent on the volume of business placed with us.

      Asbestos and Toxic Waste Losses. In October 2002, our actuaries and outside actuarial consultants completed their periodic ground-up exposure based analysis of our asbestos related exposures. Upon completion of the analysis and assessment of the results, we increased our net loss reserves by $625 million in the third quarter. In the fourth quarter of 2002, we reduced our previous estimate of reinsurance recoverable on potential asbestos claims, resulting in an additional increase in our net loss reserves of $75 million. Prior to the completion of the analysis, we had incurred asbestos and toxic waste net losses of $41 million in the first half of 2002.

      In the fourth quarter of 2003, our actuaries and outside actuarial consultants performed a rigorous update of the 2002 ground-up analysis of our asbestos related exposures. Upon completion of the update, we increased our net loss reserves by $250 million.

      In the fourth quarter of 2004, we increased our net loss reserves related to asbestos claims by $75 million based on an internal analysis that was confirmed by a rollforward review by our outside actuarial consultants. Our asbestos and toxic waste exposure is further discussed under “Loss Reserves.”

Review of Underwriting Results by Business Unit

Personal Insurance

      Net premiums from personal insurance, which represent 23% of the premiums written by our property and casualty subsidiaries, increased by 9% in 2004 compared with a 12% increase in 2003. Growth in 2004 slowed somewhat from 2003 levels due to a slowing in the pace of rate increases. In both 2004 and 2003, premium growth occurred in all classes. The premium growth in our homeowners business was due to increased insurance-to-value and, to a lesser extent, higher rates. The in-force policy count for this class had minimal growth in both years.

      Our personal insurance business produced more profitable underwriting results in 2004 compared with the results in 2003 and 2002. The combined loss and expense ratios for the classes of business within the personal insurance segment were as follows:

	Years Ended December 31

	2004	2003	2002

Automobile	93.3%	98.9%	97.5%
Homeowners	96.3	104.4	104.5
Other	82.2	79.8	77.8

Total personal	92.8%	98.2%	97.2%

      Homeowners results were profitable in 2004 compared with unprofitable results in 2003 and 2002. The improvement in 2004 was largely the result of better pricing and a reduction in water damage losses primarily through the implementation of contract wording changes related to mold damage. Results in 2003 and 2002 were similar as higher catastrophe losses in 2003 were offset by a decline in fire and water damage losses and the impact of improved pricing. Results in 2002 were adversely affected by an increase in the severity of water damage claims, including those related to mold, particularly in Texas. Losses from catastrophes represented 15.0 percentage points of the loss ratio for this class in 2004 compared with 13.4 percentage points in 2003 and 2.9 percentage points in 2002.

      Our remediation plan relating to our homeowners business in the United States, which began in the latter part of 2001, is on track. We have implemented rate increases in many states. In addition, we have made regulatory filings in most states to introduce contract changes that would enable us to treat mold as a separate peril available at an appropriate price. These changes, which have been implemented in 46 states, have begun to reduce the severity of our water damage losses, particularly in Texas, the state in which these losses have been most significant.

      Our personal automobile results were more profitable in 2004 compared with 2003 and 2002. The improvement in 2004 was due to lower claim frequency and stable loss severity as well as modest rate increases.

      Other personal coverages, which include insurance for personal valuable articles, excess liability and yacht, produced highly profitable results in each of the past three years, as favorable loss experience has continued.

Commercial Insurance

      Net premiums from commercial insurance, which represent 38% of our total writings, increased by 11% in 2004 compared with a 21% increase in 2003. Growth occurred in all segments of this business but was particularly strong in the workers’ compensation and casualty classes. The premium growth was due in large part to higher rates as well as an increase in our in-force policy count. Rates increased substantially in 2003. As expected, the level of rate increases declined throughout 2004 as we experienced more competition in the marketplace, particularly in the property classes. Retention levels remained steady during 2003 and were somewhat higher in 2004. New business was strong in each of the past three years, but was down in 2004 from 2003 levels due to a decrease in submission activity. We continue to get favorable terms and conditions on business written.

      Our commercial insurance business produced highly profitable underwriting results in 2004 compared with profitable results in 2003 and highly unprofitable results in 2002. The combined loss and expense ratios for the classes of business within commercial insurance were as follows:

	Years Ended December 31

	2004	2003	2002

Multiple peril	77.9%	89.7%	99.7%
Casualty	91.7	108.0	166.6
Workers’ compensation	92.7	94.7	92.3
Property and marine	73.8	87.9	90.2

Total commercial	83.8%	95.9%	118.6%

      Our commercial insurance results were adversely affected by incurred losses of $75 million in 2004, $250 million in 2003 and $741 million in 2002 related to asbestos and toxic waste claims. Excluding the effects of asbestos and toxic waste losses, the combined loss and expense ratios were as follows:

	Years Ended December 31

	2004	2003	2002

Multiple peril	75.3%	89.7%	99.7%
Casualty	88.6	87.8	89.9
Workers’ compensation	92.7	94.7	92.3
Property and marine	73.8	87.9	90.2

Total commercial	82.1%	89.2%	93.1%

      Excluding the effects of asbestos and toxic waste losses, our commercial insurance underwriting results were highly profitable in each of the past three years. Results have shown substantial improvement in each succeeding year. The improvement has been due in large part to the cumulative effect of price increases, better terms and conditions and more stringent risk selection in recent years. Results in 2004 were exceptionally profitable due in part to unusually low property losses.

      Multiple peril results were highly profitable in 2004 and 2003, but more so in 2004, whereas results in 2002 were near breakeven. Both the property and liability components of this business contributed to the improvement in 2004. The property component was exceptionally profitable in 2004 due to unusually low losses. The improvement in 2003 was driven by the property component where earned premiums grew significantly while incurred losses were flat compared with the prior year. Losses from catastrophes represented 2.3 percentage points of the loss ratio for this class in 2004 compared with 3.0 percentage points in 2003 and 2.2 percentage points in 2002.

      Casualty results in each of the past three years were adversely affected by asbestos and toxic waste losses. Excluding the effects of asbestos and toxic waste losses, casualty results were highly profitable in each of the past three years due to price increases over the last several years and favorable loss experience. The automobile and primary liability components of this business produced highly profitable results in all three years. The excess liability component was profitable in 2004 compared with near breakeven results in 2003 and 2002. Results in 2004 benefited from a $30 million reduction in net loss reserves related to the September 11, 2001 attack.

      Workers’ compensation results were similarly profitable in each of the past three years due in large part to our disciplined risk selection during the past several years.

      Property and marine results were highly profitable in each of the past three years, particularly in 2004 due in part to unusually low losses. Results in each year benefited from improved pricing, higher deductibles, better terms and conditions and a low number of severe losses. The strong results in 2003 were achieved despite a $25 million loss that resulted from an adverse arbitration decision rendered against an insurance pool in which we were formerly a participant. The decision related to a fire that occurred in 1995. Losses from catastrophes represented 4.0 percentage points of the loss ratio for this class in 2004 compared with 6.3 percentage points in 2003 and 6.6 percentage points in 2002.

Specialty Insurance

      Net premiums from specialty insurance, which represent 39% of our total writings, increased by 7% in 2004 compared with a 31% increase in 2003. As discussed below, growth in both years was enhanced by the growth in our reinsurance assumed business produced by Chubb Re. Excluding Chubb Re premiums, our specialty premiums increased by 4% in 2004 and 19% in 2003.

      In response to claim severity trends in our executive protection business and the professional liability component of our financial institutions business, we initiated a program in the latter half of 2001 to increase pricing and improve policy terms and to not renew business that did not meet our underwriting criteria. We implemented tighter terms and conditions, including lower policy limits and higher deductibles. We have reprofiled our book of business, generating most of our new business from small and middle market customers.

      Premium growth in 2003 for this business was primarily attributable to higher rates. Rate increases moderated during the latter half of 2003 and throughout 2004 due to increased competition in the marketplace. Rates in the for-profit directors and officers liability component were down in 2004. We obtained modest rate increases in most other classes. Premium growth in 2004 was constrained by the competitive pressure on rates and our commitment to maintain underwriting discipline. New business in 2004 was similar to 2003 levels. Retention levels were significantly higher in 2004 compared with the prior year. We continued to get favorable terms and conditions on both renewals and new business.

      In the fidelity and standard commercial components of our financial institutions business, we saw a similar moderation of rate increases in the latter half of 2003 and throughout 2004.

      Growth in our other specialty insurance business was primarily in our reinsurance assumed business. We write only treaty reinsurance, primarily casualty reinsurance. Premiums produced by Chubb Re amounted to $1,139 million in 2004 compared with $984 million in 2003 and $488 million in 2002. We expect reinsurance assumed premiums to decrease substantially in 2005 as we anticipate fewer attractive opportunities in the reinsurance market.

      Our specialty insurance business produced breakeven underwriting results in 2004 and 2003 compared with modestly unprofitable results in 2002. The combined loss and expense ratios for the classes of business within specialty insurance were as follows:

	Years Ended December 31

	2004	2003	2002

Executive protection	101.9%	103.9%	110.3%
Financial institutions	118.3	111.0	110.7
Other	88.4	86.2	77.8

Total specialty	100.3%	100.0%	101.8%

      Executive protection results were unprofitable in each of the past three years but improved in 2003 and again in 2004. Results in each year were adversely affected by directors and officers liability and errors and omissions liability claim experience, predominantly from claims that have arisen due to corporate failures and allegations of management misconduct and accounting irregularities. Results improved in 2004 compared with 2003 due to the impact of higher premiums. Results in 2002 were particularly unprofitable due to deteriorating loss trends in our European operations caused by an increase in litigation, often involving European companies listed on U.S. exchanges being sued in U.S. courts for securities fraud.

      Our financial institutions business produced highly unprofitable results in each of the past three years, particularly in 2004. The deterioration in 2004 was in the professional liability component of this business. Results for the professional liability component were highly unprofitable in all three years due to the same adverse directors and officers liability and errors and omissions liability claim trends experienced in our executive protection business. Results were particularly unprofitable in 2004 due to an increase of about $160 million in errors and omissions liability loss reserves in the second quarter related to investment banks. Financial institutions continue to be the focus of scrutiny by regulators and the plaintiffs’ bar related to investment banking and mutual fund scandals. The fidelity component of this business was highly profitable in each of the past three years due to favorable loss experience. The standard commercial business written on financial institutions produced profitable results in all three years, reflecting the rate increases and more stringent risk selection in recent years. Such results were highly profitable in 2004 due to a $50 million reduction in net loss reserves related to the September 11, 2001 attack.

      Other specialty results were highly profitable in all three years. Our reinsurance assumed business generated by Chubb Re and our accident business were each profitable in all three years. Our surety business produced highly profitable results in each of the past three years, particularly in 2002. Results in 2002 benefited from an $88 million reduction in net loss reserves resulting from the settlement of litigation related to Enron Corp.

      Our surety business tends to be characterized by infrequent but potentially high severity losses. Since the end of 2001, we have been reducing our exposure on an absolute basis and by specific bond type. The majority of our obligations are intended to be performance-based guarantees. When losses occur, they are mitigated, at times, by the customer’s balance sheet, contract proceeds and bankruptcy recovery.

      Notwithstanding our efforts to manage and reduce our surety exposure, we continue to have substantial commercial surety exposure for outstanding bonds. In that regard, we have exposures related to commercial surety bonds issued on behalf of companies that have experienced deterioration in creditworthiness since we issued bonds to them. We therefore may experience an increase in filed claims and may incur high severity losses. Such losses would be recognized if and when claims are filed and determined to be valid, and could have a material adverse effect on the Corporation’s results of operations and liquidity.

      At December 31, 2003, we had in force $520 million of gas forward purchase surety bonds with one principal, Aquila. These surety bonds secured Aquila’s obligation to supply gas under long-term forward purchase agreements. In July 2004, a settlement was reached and approved by the court that resulted in Aquila providing us with collateral sufficient to cover our entire exposure under the surety bonds. Our cost under this agreement was $15 million.

      A property and casualty subsidiary issued a reinsurance contract to an insurer who provides financial guarantees on debt obligations. At December 31, 2004, the amount of aggregate principal commitments related to this contract was approximately $350 million, net of reinsurance. These commitments expire by 2023.

  Producer Compensation

      We have agreements in place with insurance brokers under which we agree to pay commissions that are contingent on the volume and/or the profitability of business placed with us. We also have in place contingent commission arrangements with agents who are appointed by us to sell our insurance. The New York Attorney General and other regulators have raised issues with respect to potential conflicts of interest arising from the payment of contingent commissions to brokers. In response, several brokers and some agents have announced that they are eliminating the practice of receiving contingent compensation from insurers. In addition, several state insurance regulators have announced that they are looking at compensation arrangements for brokers and agents and considering regulatory reform in this area. We will continue to monitor this situation and our compensation arrangements with agents and brokers and will amend such arrangements, as necessary, so that they are consistent with evolving standards in this area.

      Although announced decisions by brokers and proposals by regulators may change the manner in which insurance intermediaries are compensated, we expect that total producer compensation in 2005 will be at about 2004 levels.

  Catastrophe Risk Management

      Our property and casualty subsidiaries have exposure to losses caused by hurricanes, earthquakes, winter storms, windstorms and other natural catastrophic events. The frequency and severity of natural catastrophes are unpredictable.

      The extent of losses from a catastrophe is a function of both the total amount of insured exposure in an area affected by the event and the severity of the event. We continually assess our concentration of underwriting exposures in catastrophe exposed areas globally and develop strategies to manage this exposure through individual risk selection, subject to regulatory constraints, and through the purchase of catastrophe reinsurance. In recent years, we have invested in modeling technologies and concentration management tools that allow us to better monitor and control our accumulations of potential losses from catastrophe exposures. We maintain records showing concentrations of risk in catastrophe exposed areas such as California (earthquake and brush fires) and the gulf and east coasts of the United States (hurricanes). We also continue to explore and analyze credible scientific evidence, including the impact of global climate change, that may affect our potential exposure under insurance policies.

      Despite these efforts, the occurrence of one or more severe catastrophic events in heavily populated areas could have a material adverse effect on the Corporation’s results of operations, financial condition or liquidity.

Terrorism Risk and Legislation

      The tragic event of September 11, 2001 changed the way the property and casualty insurance industry views catastrophic risk. Numerous classes of business have become exposed to terrorism related catastrophic risks in addition to the catastrophic risks related to natural occurrences. This has required us to change how we identify and evaluate risk accumulations. We have purchased a terrorism model with more specific probable loss scenarios that allow us to better identify locations with large accumulation of limits. With the information provided by this tool, we may non-renew some accounts and be restricted in writing others. However, the model is new and relatively untested. Therefore, results may differ materially from those suggested by the model.

      Since September 2001, we have changed our underwriting protocols to address terrorism and the limited availability of terrorism reinsurance. However, given the uncertainty of the potential threats, we cannot be sure that we have addressed all the possibilities.

      The Terrorism Risk Insurance Act of 2002 (TRIA) was signed into law on November 26, 2002. TRIA established a temporary program under which the federal government will share the risk of loss from certain acts of international terrorism with the insurance industry. The program terminates on December 31, 2005. TRIA is applicable to almost all commercial lines of insurance. Insurance companies with direct commercial insurance exposure in the United States are required to participate in the program. Each insurer has a separate deductible in the event of an act of terrorism before federal assistance becomes available. The deductible is based on a percentage of direct commercial earned premiums from the previous calendar year. For 2005, that deductible is 15% of direct commercial earned premiums in 2004. For losses above the deductible, the federal government will pay for 90% of covered losses, while the insurer contributes 10%. There is a combined annual aggregate limit for the federal government and all insurers of $100 billion; above this amount, insurers are not liable for covered losses. For certain classes of business, such as workers’ compensation, terrorism coverage is mandatory. For those classes of business where it is not mandatory, insureds may choose not to accept the terrorism coverage, which would reduce our exposure. While the provisions of TRIA will serve to mitigate our exposure in the event of a large-scale terrorist attack, our deductible is substantial, approximating $950 million in 2005.

      It is unclear at this time whether Congress will reauthorize TRIA for periods subsequent to December 31, 2005. Regardless of whether or not TRIA is extended, we will continue to manage this type of catastrophic risk by monitoring and controlling terrorism risk aggregations. Nevertheless, given the unpredictable nature of terrorism, its targets, frequency and severity as well as the limited terrorism coverage in our reinsurance program, our future operating results could be more volatile.

      We also have exposure outside the United States to risk of loss from acts of terrorism. In some jurisdictions, we have access to government mechanisms that would mitigate our exposure.

  Loss Reserves

      Unpaid losses and loss expenses, also referred to as loss reserves, are the largest liability of our property and casualty subsidiaries.

      Our loss reserves include the accumulation of individual case estimates for claims that have been reported and estimates of claims that have been incurred but not reported as well as estimates of the expenses associated with settling all reported and unreported claims. Estimates are based upon past loss experience modified for current trends as well as prevailing economic, legal and social conditions. Our loss reserves are not discounted to present value.

      We continually review our loss reserves using a variety of statistical and actuarial techniques. We update the reserves as loss experience develops, additional claims are reported and new information becomes available. Any changes in estimates are reflected in operating results in the period in which the estimates are changed.

      Our loss reserves include significant amounts related to asbestos and toxic waste claims and the September 11 attack. The components of our loss reserves were as follows:

	December 31

	2004	2003	2002

	(in millions)
Gross loss reserves
Related to asbestos and toxic waste claims	$1,169	$1,295	$1,136
Related to September 11 attack	700	999	2,063
All other loss reserves	18,423	15,654	13,514

	20,292	17,948	16,713

Reinsurance recoverable
Related to asbestos and toxic waste claims	55	57	53
Related to September 11 attack	582	748	1,558
All other reinsurance recoverable	2,846	2,622	2,460

	3,483	3,427	4,071

Net loss reserves	$16,809	$14,521	$12,642

      Loss reserves, net of reinsurance recoverable, increased by $2.3 billion or 16% in 2004 compared with $1.9 billion or 15% in 2003. The loss reserves related to asbestos and toxic waste claims and the September 11 attack are significant components of our total loss reserves, but they distort the growth trend in our loss reserves. Excluding such loss reserves, our loss reserves, net of reinsurance recoverable, increased by $2.5 billion or 20% in 2004 compared with $2.0 billion or 18% in 2003.

      The components of our net loss reserves were as follows:

	December 31

	2004	2003	2002

	(in millions)
Reserves related to asbestos and toxic waste claims	$1,114	$1,238	$1,083
Reserves related to September 11 attack	118	251	505
All other loss reserves
Personal insurance	1,399	1,219	1,064
Commercial insurance	5,972	5,248	4,714
Specialty insurance	8,206	6,565	5,276

Net loss reserves	$16,809	$14,521	$12,642

      Loss reserves for each of our business segments increased significantly in 2003 and again in 2004. The increase was most significant in specialty insurance, due in large part to directors and officers liability and errors and omissions liability claim activity as well as the strong growth in our reinsurance assumed business.

      Based on all information currently available, we believe that the aggregate loss reserves of our property and casualty subsidiaries at December 31, 2004 were adequate to cover claims for losses that had occurred, including both those known to us and those yet to be reported. In establishing such reserves, we consider facts currently known and the present state of the law and coverage litigation. However, given the judicial decisions and legislative actions that have broadened the scope of coverage and expanded theories of liability in the past and the possibilities of similar interpretations in the future, particularly as they relate to asbestos claims and, to a lesser extent, toxic waste claims, it is possible that management’s estimate of the ultimate liability for losses that had occurred as of December 31, 2004 may increase in future periods. Such increases in estimates could have a material adverse effect on the Corporation’s future operating results. However, management does not expect that any such increases would have a material effect on the Corporation’s consolidated financial condition or liquidity.

Estimates and Uncertainties

      The process of establishing loss reserves is complex and imprecise as it must take into consideration many variables that are subject to the outcome of future events. As a result, informed subjective judgments as to our ultimate exposure to losses are an integral component of our loss reserving process.

      Due to the uncertainties inherent in the loss reserving process and the complexity of the assumptions used, the actual emergence of losses could vary, perhaps substantially, from the estimate of losses included in our financial statements, particularly when settlements may not occur until well into the future. A relatively small percentage change in the estimate of net loss reserves would have a material effect on the Corporation’s operating results. For example, a hypothetical 1% increase in net loss reserves at December 31, 2004 would have resulted in a pre-tax charge of approximately $170 million.

      We analyze loss reserves in two categories: (1) reserves relating to all claims other than asbestos and toxic waste claims and (2) reserves relating to asbestos and toxic waste claims.

      Reserves Relating to Claims Other than Asbestos and Toxic Waste Claims. Our loss reserves include amounts related to short tail and long tail classes of business. “Tail” refers to the time period between the occurrence of a loss and the settlement of the claim. The longer the time span between the incidence of a loss and the settlement of the claim, the more the ultimate settlement amount can vary.

      Short tail classes consist principally of homeowners, commercial property and marine business. For these classes, the estimation of loss reserves is less complex because claims are generally reported and settled shortly after the loss occurs and the claims relate to tangible property.

      Most of our loss reserves relate to long tail liability classes of business. Long-tail classes include directors and officers liability, errors and omissions liability and other executive protection coverages, commercial excess liability, and other liability coverages. For many liability claims significant periods of time, ranging up to several years or more, may elapse between the occurrence of the loss, the reporting of the loss to us and the settlement of the claim. For the long tail liability classes, a relatively small proportion of losses in the more recent accident years relate to reported claims and an even smaller proportion are paid losses. Consequently, the estimation of loss reserves for these classes is more complex and subject to a higher degree of estimation error.

      Most of our reinsurance assumed business is long-tailed casualty reinsurance. Reserve estimates for this business are therefore subject to the variability caused by extended loss emergence periods. The estimation of loss reserves for this business is further complicated by delays between the time the claim is reported to the ceding insurer and when it is reported by the ceding insurer to us and by our dependence on the quality and consistency of the loss reporting by the ceding company.

      A relatively large proportion of our net loss reserves, particularly for long-tail liability classes, are reserves for incurred but not reported (IBNR) losses — claims that had not yet been reported to us, some of which were not yet known to the insured, and future development on reported claims. In fact, approximately 65% of our aggregate net loss reserves at December 31, 2004 were for IBNR.

      We review the loss reserves for each of the numerous classes of business we write as part of our overall analysis of loss reserves, taking into consideration the variety of trends that impact the ultimate settlement of claims in each particular class of business. In performing these reviews, our actuaries use a variety of complex actuarial methods that analyze experience trends and other relevant factors. These methods generally utilize analyses of historical patterns of the development of paid and reported losses by accident year by class of business. This process relies on the basic assumption that past experience, adjusted for the effects of current developments and likely trends, is an appropriate basis for predicting future outcomes. For certain long tail classes of business where anticipated loss experience is less predictable because of the small number of claims and/or erratic claim severity patterns, estimates are based on both expected losses and actual reported losses. These classes include directors and officers liability, errors and omissions liability and commercial excess liability, among others. For these classes, we judgmentally set ultimate losses for each accident year based on our evaluation of loss trends and the current risk environment. The expected ultimate losses are adjusted as the accident years mature.

      Using the various complex actuarial methods and different underlying assumptions, our actuaries produce a number of point estimates for each class of business. After reviewing the appropriateness of the underlying assumptions, management selects the carried reserve for each class of business. We do not calculate a range of loss reserve estimates. Ranges are not a true reflection of the potential volatility between carried loss reserves and the ultimate settlement amount of losses incurred prior to the balance sheet date. This is due to the fact that ranges are developed based on known events as of the valuation date whereas the ultimate disposition of losses is subject to the outcome of events and circumstances that were unknown as of the valuation date.

      Among the numerous factors that contribute to the inherent uncertainty in the process of establishing loss reserves are the following:

•	Changes in the inflation rate for goods and services related to covered damages such as medical care and home repair costs,

•	Changes in the judicial environment regarding the interpretation of policy provisions relating to the determination of coverage,

•	Changes in the general attitude of juries in the determination of liability and damages,

•	Legislative actions including the impact of the Class Action Fairness Act of 2005,

•	Changes in the medical condition of claimants,

•	Changes in our estimates of the number and/or severity of claims that have been incurred but not reported as of the date of the financial statements,

•	Changes in our underwriting standards, and

•	Any changes in our claim handling procedures.

      In addition, we must consider the uncertain effects of emerging or potential claims and coverage issues. These issues can have a negative effect on our loss reserves by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims. Recent examples of emerging or potential claims and coverage issues include increases in the number and size of directors and officers liability and errors and omissions liability claims arising out of investment banking practices and accounting and other corporate malfeasance and increases in the number and size of water damage claims related to remediation of mold conditions. As a result of issues such as these, the uncertainties inherent in estimating ultimate claim costs on the basis of past experience have become increasingly unpredictable, further complicating the already complex loss reserving process.

      The future impact of the various factors described above that contribute to the uncertainty in the loss reserving process and of emerging or potential claims and coverage issues is extremely hard to predict and cannot be quantified.

      Reserves Relating to Asbestos and Toxic Waste Claims. The estimation of loss reserves relating to asbestos and toxic waste claims on insurance policies written many years ago is subject to greater uncertainty than other types of claims due to inconsistent court decisions as well as judicial interpretations and legislative actions that in some cases have tended to broaden coverage beyond the original intent of such policies and in others have expanded theories of liability. The insurance industry as a whole is engaged in extensive litigation over these coverage and liability issues and is thus confronted with a continuing uncertainty in its efforts to quantify these exposures.

      Reserves for asbestos and toxic waste claims cannot be estimated with traditional actuarial loss reserving techniques that rely on historical accident year loss development factors. Instead, we rely on an exposure-based analysis that involves a detailed review of individual policy terms and exposures. Because each policyholder presents different liability and coverage issues, we generally evaluate our exposure on a policyholder-by-policyholder basis, considering a variety of factors that are unique to each policyholder. Quantitative techniques have to be supplemented by subjective considerations including management judgment. It is therefore not possible to determine the future development of asbestos and toxic waste claims with the same degree of reliability as is the case for other types of claims. Such development will be affected by the extent to which courts and legislatures continue to expand the intent of the policies and the scope of the coverage.

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

      The plaintiffs’ bar continues to solicit new claimants through extensive advertising and through asbestos medical screenings. Litigation is then initiated even though a vast majority of the new claimants do not show any signs of asbestos-related disease. Thus, new asbestos claims and new exposures on existing claims have continued unabated despite the fact that usage of asbestos has declined since the mid-1970’s. We expect that we will continue to receive a significant number of new asbestos claims for at least the next several years.

      To date, approximately 75 manufacturers and distributors of asbestos products have filed for bankruptcy protection as a result of asbestos liabilities. In the past, bankruptcies generally were filed by companies with no financial alternative. A recent disturbing development is an increase in prepackaged bankruptcies, which are designed to circumvent the normal bankruptcy process. A prepackaged bankruptcy involves a pre-filing agreement to a plan between the debtor and its creditors, including current and future asbestos claimants. Although the debtor is negotiating in part with its insurers’ money, insurers are not given the opportunity to participate in the negotiations. Prepackaged bankruptcies also accelerate payments by insurers compared with the tort system. We are actively engaged, as part of industry coalitions, in challenging these prepackaged bankruptcies where appropriate. A few recent federal court decisions have expressed skepticism about the propriety of this device. We are monitoring these developments.

      Our most significant individual asbestos exposures involve products liability on the part of “traditional” defendants who were engaged in the manufacture, distribution or installation of asbestos products. We wrote excess liability and/or general liability coverages for these insureds. While these insureds are relatively few in number, such exposure has increased in recent years due to the increased volume of claims, the erosion of much of the underlying limits and the bankruptcies of target defendants.

      Our other asbestos exposures involve products and non-products liability on the part of “peripheral” defendants, including a mix of manufacturers, distributors and installers of certain products that contain asbestos in small quantities and owners or operators of properties where asbestos was present.

Generally, these insureds are named defendants on a regional rather than a nationwide basis. As the financial resources of traditional asbestos defendants have been depleted, plaintiffs are targeting these viable peripheral parties with greater frequency and, in many cases, for larger awards.

      Asbestos claims against the major manufacturers, distributors or installers of asbestos products were presented under the products liability section of primary general liability policies as well as under excess liability policies, both of which typically had aggregate limits that capped an insurer’s liability. In recent years, a number of asbestos claims by insureds are being presented as “non-products” claims, such as those by installers of asbestos products and by property owners or operators who allegedly had asbestos on their property, under the premises or operations section of primary general liability policies. Unlike products exposures, these non-products exposures typically had no aggregate limits, creating potentially greater exposure for insurers. Further, in an effort to seek additional insurance coverage, some insureds with installation activities who have substantially eroded their products coverage are presenting new asbestos claims as non-products operations claims or attempting to reclassify previously settled products claims as non-products claims to restore a portion of previously exhausted products aggregate limits. It is difficult to predict whether insureds will be successful in asserting claims under non-products coverage or whether insurers will be successful in asserting additional defenses. Therefore, the future impact of such efforts on insurers is uncertain.

      In establishing our asbestos reserves, we evaluate the exposure presented by each insured. As part of this evaluation, we consider a variety of factors including the available insurance coverage; limits and deductibles; the jurisdictions involved; past settlement values of similar claims; the potential role of other insurance, particularly underlying coverage below our excess liability policies; potential bankruptcy impact; and applicable coverage defenses, including asbestos exclusions. We have assumed a continuing unfavorable legal environment with no benefit from any federal asbestos reform legislation. We believe that enactment of any legislation in the next couple of years is highly unlikely as there appear to be irreconcilable differences among the various parties regarding claim values, medical criteria and allocation.

      In the third quarter of 2002, our actuaries and claim personnel, together with our outside actuarial consultants, commenced their periodic ground-up exposure-based analysis of our asbestos related exposures. As part of this analysis, they considered the following adverse trends:

•	Estimates of the ultimate liabilities for traditional asbestos defendants had increased as the number of claims had surged over the past few years. The notable increase in claimants as well as potential future claimants had resulted in large settlements of asbestos related litigation. As a result, it appeared more likely that many of these traditional defendants would access higher excess layers of insurance coverage as well as more years of coverage than previously anticipated.

•	Claims had been more aggressively pursued against peripheral asbestos defendants in recent years, partly in response to the bankruptcy or exhaustion of insurance coverage for many of the major traditional defendants.

•	The number of claims filed under the non-aggregate premises or operations section of general liability policies had increased, creating potentially greater exposure.

•	The litigation environment had become increasingly adverse.

•	The number of asbestos defendants in bankruptcy had increased, resulting in an increase in the number and cost of declaratory judgment lawsuits to resolve coverage disputes and to effect settlements in the bankruptcy courts.

      Upon completion of the analysis and assessment of the results, we increased our net asbestos loss reserves by $545 million in the third quarter of 2002. Following a thorough review in the fourth quarter by our internal actuarial, claims and reinsurance personnel, we reduced our estimate of reinsurance recoverable on potential asbestos claims. As a result, our net asbestos loss reserves increased by an additional $75 million.

      In the fourth quarter of 2003, our actuaries and claim personnel, together with our outside actuarial consultants, performed a rigorous update of their 2002 ground-up analysis of our asbestos related exposures. The review noted the same adverse trends observed during the 2002 analysis, particularly a further increase in estimates of the ultimate liabilities for several of our traditional asbestos defendants. In addition, the number of peripheral asbestos defendants for whom we established reserves and the average severity of these claims were both higher than anticipated. Upon completion of the update, we increased our net asbestos loss reserves by $250 million.

      In the fourth quarter of 2004, our actuaries and claim personnel performed an analysis of our asbestos related exposures. The analysis noted that both the number of peripheral asbestos defendants for whom we established reserves and the average severity of these claims were again somewhat higher than expected. In addition, there was an increase in our estimate of the ultimate liabilities for one of our traditional asbestos defendants. Based on our analysis, which was confirmed by a rollforward review by our outside actuarial consultants, we increased our net asbestos loss reserves by $75 million.

      The following table presents a reconciliation of the beginning and ending loss reserves related to asbestos claims.

	Years Ended December 31

	2004	2003	2002

	(in millions)
Gross loss reserves, beginning of year	$1,068	$885	$225
Reinsurance recoverable, beginning of year	56	51	10

Net loss reserves, beginning of year	1,012	834	215
Net incurred losses	75	250	657
Net losses paid	181	72	38

Net loss reserves, end of year	906	1,012	834
Reinsurance recoverable, end of year	55	56	51

Gross loss reserves, end of year	$961	$1,068	$885

      The following table presents the number of policyholders with open asbestos reserves and the related net loss reserves at December 31, 2004 as well as the net losses paid during 2004 by component.

	Number of	Net Loss	Net Losses
	Policyholders	Reserves	Paid

		(in millions)
Traditional defendants	22	$341	$44
Peripheral defendants	378	377	137
Future claims from unknown policyholders		188

		$906	$181

      Significant uncertainty remains as to our ultimate liability relating to asbestos related claims. This uncertainty is due to several factors including:

•	The long latency period between asbestos exposure and disease manifestation and the resulting potential for involvement of multiple policy periods for individual claims;

•	The increase in the volume of claims by unimpaired plaintiffs;

•	Claims filed under the non-aggregate premises or operations section of general liability policies;

•	The number of insureds seeking bankruptcy protection and the impact of prepackaged bankruptcies;

•	Diverging legal interpretations; and

•	The possibility, however remote, of federal legislation that would address the asbestos problem.

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

      Most PRPs named to date are parties who have been generators, transporters, past or present landowners or past or present site operators. The PRPs disposed of toxic materials at a waste dump site or transported the materials to the site. These PRPs had proper government authorization in many instances. Insurance policies issued to PRPs were not intended to cover the clean-up costs of pollution and, in many cases, did not intend to cover the pollution itself. Pollution was not a recognized hazard at the time many of these policies were written. In more recent years, however, policies specifically excluded such exposures.

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

      Without federal movement on Superfund reform, the enforcement of Superfund liability is shifting to the states. States are being forced to reconsider state-level cleanup statutes and regulations. In a few states, we are seeing cases brought against insureds or directly against insurance companies for environmental pollution and natural resources damages. To date, only a few natural resource claims have been filed and they are being vigorously defended. As individual states move forward, the potential for conflicting state regulation becomes greater. Significant uncertainty remains as to the cost of remediating the state sites. Because of the large number of state sites, such sites could prove even more costly in the aggregate than Superfund sites.

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

	Years Ended
	December 31

	2004	2003	2002

	(in millions)
Net loss reserves, beginning of year	$226	$249	$197
Net incurred losses	—	—	84
Net losses paid	18	23	32

Net loss reserves, end of year	$208	$226	$249

      Of the net toxic waste loss reserves at December 31, 2004, $100 million was for IBNR losses.

      Reinsurance Recoverable. Reinsurance recoverable is the estimated amount recoverable from reinsurers related to the losses we have incurred. At December 31, 2004, reinsurance recoverable included $345 million recoverable with respect to paid losses and loss expenses, which is included in other assets, and $3.5 billion recoverable on unpaid losses and loss expenses.

      Reinsurance recoverable on unpaid losses and loss expenses represents an estimate of the portion of our gross loss reserves that will be recovered from reinsurers. Such reinsurance recoverable is estimated as part of our loss reserving process using assumptions that are consistent with the assumptions used in estimating the gross loss reserves. Consequently, the estimation of reinsurance recoverable is subject to similar judgments and uncertainties as the estimation of gross loss reserves.

      A credit exposure exists with respect to reinsurance recoverable to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance contracts. We are selective in regard to our reinsurers, placing reinsurance with only those reinsurers with strong balance sheets and superior underwriting ability, and we monitor the financial strength of our reinsurers on an ongoing basis. As a result, uncollectible amounts have not been significant. A provision for estimated uncollectible reinsurance is recorded based on an evaluation of balances due from reinsurers and other available information.

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

      A reconciliation of the beginning and ending loss reserves, net of reinsurance, for the three years ended December 31, 2004 is as follows:

	2004	2003	2002

	(in millions)
Net loss reserves, beginning of year	$14,521	$12,642	$11,010
Net incurred losses related to
Current year	6,994	6,470	5,275
Prior years	327	397	790

	7,321	6,867	6,065

Net loss payments related to
Current year	1,691	1,589	1,348
Prior years	3,342	3,399	3,085

	5,033	4,988	4,433

Net loss reserves, end of year	$16,809	$14,521	$12,642

      During 2004, we experienced overall unfavorable development of $327 million on loss reserves established as of the previous year end. This compares with unfavorable one year development of $397 million and $790 million in 2003 and 2002, respectively. Such adverse development was reflected in operating results in these respective years.

      The net unfavorable development of $327 million in 2004 was the result of various positive and negative factors. The most significant factors were:

•	We experienced adverse development of about $415 million in the executive protection classes, principally directors and officers liability and errors and omissions liability, resulting from adverse loss trends in accident years 1998 through 2002 due in large part to claims related to corporate failures and allegations of management misconduct and accounting irregularities, especially those involving investment banks and other financial institutions. In particular, in the second quarter of 2004, we updated our analysis of our exposure to investment banking errors and omissions claims related to report years 2002 and prior. These claims pertain principally to allegations against investment banks of laddering or of aiding and abetting in certain of the high-profile corporate abuse cases. During the quarter, the last of the significant regulatory settlements was announced, clearing the way for intensified and accelerated attention to the class action litigation that drives our exposure. In addition, recent developments in litigation relating to various corporate abuse scandals have led a number of investment banks to focus on, and in some cases pursue vigorously, settlement strategies. These developments and other information about potential settlement ranges and allocations of responsibility among investment banks for which we were one of the insurers were considered as part of the analysis of our exposure that led to our decision to increase net loss reserves by about $160 million in the quarter.

•	We experienced adverse development of about $185 million related to accident years prior to 1994, due largely to our strengthening loss reserves for asbestos and other liability claims.

•	We experienced adverse development of about $50 million in the workers’ compensation class due primarily to higher average severity of the medical portion of these claims.

•	We experienced favorable development of about $270 million related to the 2003 accident year, due in large part to an unusually low amount of late reported homeowners and commercial property losses.

•	We experienced favorable development of $80 million due to a reduction of net loss reserves in the second quarter related to the September 11 attack as a result of several developments. In

March 2004, the deadline for filing a liability claim with respect to the September 11 attack expired. That enabled us to define more precisely the number of claimants under liability policies. Then, in June, the final award determinations for claimants of the World Trade Center Victims Compensation Fund were made. As for our property exposure, in April, the jury in the Silverstein case found that we had bound coverage under a policy form that defined the September 11 attack as one occurrence. The effect of that verdict was to eliminate the need for us to make any additional payment. While an appeal has been filed, we believe that it has no merit.

      The unfavorable development in 2003 was due primarily to two factors. First, we strengthened asbestos loss reserves by $250 million in the fourth quarter. Second, we experienced unfavorable development of about $140 million in our executive protection classes, principally directors and officers liability and errors and omissions liability, as adverse loss trends in the most recent accident years more than offset favorable loss experience in older accident years.

      The unfavorable development in 2002 was due primarily to our strengthening asbestos and toxic waste loss reserves by $741 million during the year. In addition, we experienced unfavorable development of about $100 million in the homeowners class due to the increase in the severity of water damage and related mold claims. In the executive protection classes, adverse loss trends in Europe and the United States in the more recent accident years more than offset favorable loss experience in the United States in older accident years, resulting in unfavorable development of about $50 million during the year. We experienced favorable development of $88 million due to the reduction in net surety loss reserves resulting from the Enron settlement.

      In Item 1 of this report, we present an analysis of our consolidated loss reserve development on a calendar year basis for each of the ten years prior to 2004.

      Our U.S. property and casualty subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities. These annual statements include an analysis of loss reserves, referred to as Schedule P, that presents accident year loss development information by line of business for the nine years prior to 2004. It is our intention to post the Schedule P for our combined U.S. property and casualty subsidiaries on our website as soon as it becomes available.

Investment Results

      Property and casualty investment income before taxes increased by 12% in 2004 compared with 2003 and by 14% in 2003 compared with 2002. Growth in both years was due to an increase in invested assets, which reflected substantial cash flow from operations over the period. Growth in both years also benefited from an $800 million capital contribution to the property and casualty subsidiaries by the Corporation in the second quarter of 2003. Growth in 2003 benefited from a similar capital contribution of $1 billion in the fourth quarter of 2002. Growth in investment income in both years was dampened by lower available reinvestment rates on fixed maturities that matured.

      The effective tax rate on our investment income was 19.8% in 2004 compared with 20.3% in 2003 and 18.2% in 2002. The effective tax rate fluctuated as the result of our holding a different proportion of our investment portfolio in tax-exempt securities during each year.

      On an after-tax basis, property and casualty investment income increased by 13% in 2004 and 11% in 2003. Management uses property and casualty investment income after-tax, a non-GAAP financial measure, to evaluate its investment performance because it reflects the impact of any change in the proportion of the investment portfolio invested in tax-exempt securities and is therefore more meaningful for analysis purposes than investment income before income tax.

Other Charges

      Other charges include miscellaneous income and expenses of the property and casualty subsidiaries.

      Other charges in 2003 included expenses of $18 million related to the restructuring of our operations in Continental Europe. The restructuring costs consisted primarily of severance costs related to branch closings and work force reductions.

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

      The fair value of our credit default swaps is subject to fluctuations arising from, among other factors, changes in credit spreads, the financial ratings of referenced asset-backed securities, actual credit events reducing subordination, credit correlation within a portfolio, anticipated recovery rates related to potential defaults and changes in interest rates. Changes in fair value are included in income in the period of the change. Thus, CFS’s results have been subject to volatility, which has had a significant effect on the Corporation’s results of operations from period to period.

      The non-insurance business of CFS produced a loss before taxes of $17 million in 2004 compared with losses of $127 million in 2003 and $70 million in 2002.

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

      The substantial loss in 2003 was due to further deterioration in the credit quality of certain referenced securities underlying the two asset-backed credit default swaps. In the first nine months of the year, the fair value of our obligations related to these two swaps increased by $70 million. Then, in the fourth quarter, as described below, we terminated the two swaps and replaced them with a principal and interest guarantee agreement, which resulted in an additional loss of $96 million. The losses related to these two asset-backed swaps were partially offset by mark-to-market gains during the year on our corporate credit default swaps.

      The loss in 2004 was primarily due to the termination during the year of CFS’s obligations under certain portfolio credit default swaps.

      Revenues from the non-insurance business of CFS, primarily consisting of the change in fair value of derivatives contracts, were negative $1 million in 2004, negative $62 million in 2003 and negative $51 million in 2002. Revenues were negative in 2004 due to the termination of several portfolio credit default swaps. Revenues were negative in 2003 and 2002 due to the adverse impact of changes in fair value and, in 2003, the impact of the agreement to terminate the two asset-backed portfolio credit default swaps and replace them with a principal and interest guarantee.

      CFS’s aggregate exposure, or retained risk, from each of its in-force portfolio credit default swaps is referred to as notional amount. Notional amounts are used to express the extent of involvement in swap transactions. These amounts are used to calculate the exchange of contractual cash flows and are not necessarily representative of the potential for gain or loss. The notional amounts are not recorded on the balance sheet.

      At December 31, 2002, the notional amount of CFS’s credit default swaps was approximately $38.7 billion, of which $3.9 billion related to the two asset-backed swaps that had experienced deterioration in credit quality. In connection with our plan to exit the credit derivatives business, we accelerated the reduction of our notional exposure.

      In the fourth quarter of 2003, CFS paid $50 million to terminate the two asset-backed portfolio credit default swaps that had experienced deterioration in credit quality and simultaneously entered into a new contract that guaranteed principal and interest obligations on only $2.3 billion of the original $3.9 billion notional amount. At December 31, 2004, the remaining notional amount of referenced securities was $1.9 billion. The Corporation has guaranteed CFS’s obligations under the new contract. CFS’s potential payment obligations have been extended from the original termination dates of 2007 and 2008 to the date when the last of the underlying obligations expire. Under the new agreement, CFS’s maximum payment obligation is limited to $500 million regardless of the amount of losses that might be incurred on the $1.9 billion of referenced securities. Moreover, if losses are incurred, CFS’s payment obligations are limited to an extended payment schedule under which no payment would be due until 2010 at the earliest.

      CFS established a liability of $186 million related to the new principal and interest contract, which represented the estimated fair value of the guarantee at its inception. At the same time, CFS eliminated the carried liability of $140 million on the two swaps that were terminated.

      The principal and interest guarantee is not a derivative contract. Therefore, the liability related to this contract is not being marked-to-market each period and remained at $186 million at December 31, 2004. Due to the nature of the guarantee, we will reduce this liability only upon either the expiration or settlement of the guarantee. If actual losses are incurred, a liability for the losses will be established, and a portion of the guarantee liability will be released. The amount released will depend on our evaluation of expected ultimate loss experience.

      During 2003 and 2004, CFS terminated certain other portfolio credit default swaps with the original counterparties at negotiated settlement amounts. CFS also entered into credit default swaps with third parties that effectively offset existing credit default swaps. As of December 31, 2004, the notional amount of such offsetting credit default swaps was approximately $1.7 billion.

      As a result of these transactions, the notional amount of CFS’s credit default swaps was reduced to $24.7 billion at December 31, 2003 and further reduced to $8.7 billion at December 31, 2004. Our realistic loss exposure is a very small portion of the $8.7 billion notional amount due to several factors. Our position is senior to subordinated interests of $5.4 billion in the aggregate. Of the $5.4 billion of subordination, there were only $37 million of defaults through December 31, 2004, none of which has pierced the subordination limit of any individual contract. In addition, using our internal ratings models, we estimate that the credit ratings of the individual portfolio credit default swaps at December 31, 2004 were either AAA or AA.

      In addition to portfolio credit default swaps, CFS entered into a derivative contract linked to an equity market index and a few other insignificant non-insurance transactions.

      The notional amount and fair value of our future obligations under derivative contracts by type of risk were as follows:

	December 31

	Notional
	Amount		Fair Value

	2004	2003	2004	2003

	(in billions)		(in millions)
Credit default swaps
Corporate securities	$1.3	$11.2	$5	$21
Asset-backed securities	7.4	10.5	9	23
Loan portfolios	—	3.0	—	2

	8.7	24.7	14	46
Other	.3	.4	8	9

	$9.0	$25.1	$22	$55

CORPORATE AND OTHER

      Corporate and other includes investment income earned on corporate invested assets, interest expense and other expenses not allocated to the operating subsidiaries, and the results of our real estate and other non-insurance subsidiaries. It also includes income from our investment in Allied World Assurance Company, Ltd.

      Corporate and other produced a loss before taxes of $159 million in 2004 compared with losses of $157 million and $74 million in 2003 and 2002, respectively. Corporate and other results were similar in 2004 and 2003 as higher investment income in 2004 was substantially offset by a larger loss from our real estate operations. Investment income was higher in 2004 due to an increase in corporate invested assets resulting primarily from the issuance of debt and equity securities during 2003. The higher loss in 2003 compared with 2002 was due to an increase in interest expense and a decrease in investment income. Interest expense increased in 2003 due to the issuance of $600 million of debt in the fourth quarter of 2002, $500 million of debt in the first quarter of 2003 and $460 million of debt in the second quarter of 2003. The decrease in investment income in 2003 was due to lower average corporate invested assets resulting from the capital contributions to the property and casualty subsidiaries in the fourth quarter of 2002 and the second quarter of 2003.

      In both 2004 and 2003, corporate and other results included a loss at The Chubb Institute, Inc., our post secondary educational subsidiary. In each year, the effect of this loss was substantially offset by income from our investment in Allied World.

      As part of our focus on our core insurance business, we sold The Chubb Institute in September 2004. The sale transaction is further discussed under “Realized Investment Gains and Losses.”

Real Estate

      Real estate operations resulted in a loss before taxes of $25 million in 2004 compared with losses of $14 million in 2003 and $6 million in 2002. These amounts are included in the corporate and other results. The higher loss in 2004 was due primarily to the recognition of impairment losses on two commercial properties. In each year, we sold selected commercial properties as well as residential properties. Real estate revenues were $70 million in 2004, $72 million in 2003 and $76 million in 2002.

      We own approximately $270 million of land that we expect will be developed in the future. In addition, our real estate assets include approximately $160 million of commercial properties and land parcels under lease, of which $22 million relates to a variable interest entity in which we are the primary beneficiary. We are continuing to explore the sale of certain of our remaining properties.

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

REALIZED INVESTMENT GAINS AND LOSSES

      Net investment gains realized were as follows:

	Years Ended
	December 31

	2004	2003	2002

	(in millions)
Net realized gains (losses) on sales
Equity securities	$225	$75	$85
Fixed maturities	24	66	62
Chubb Institute	(31)	—	—

	218	141	147

Other than temporary impairment
Equity securities	—	14	67
Fixed maturities	—	42	46

	—	56	113

Realized investment gains before tax	$218	$85	$34

Realized investment gains after tax	$146	$55	$22

      Of the net realized gains on sales of equity securities, $155 million, $35 million and $9 million in 2004, 2003 and 2002, respectively, related to our share of gains recognized by investment partnerships in which we have an interest.

      A primary reason for the sale of fixed maturities in each of the last three years has been to improve our after-tax portfolio return without sacrificing quality where market opportunities have existed to do so.

      In May 2004, we entered into an agreement to sell The Chubb Institute. The sale closed in September. Under the final terms of the sale, we recognized a loss of $31 million.

      We regularly review those invested assets whose fair value is less than cost to determine if an other than temporary decline in value has occurred. In evaluating whether a decline in value of any investment is other than temporary, we consider various quantitative and qualitative factors including the length of time and the extent to which the fair value has been less than the cost, the financial condition and near term prospects of the issuer, whether the issuer is current on contractually obligated interest and principal payments, and our intent and ability to hold the investment for a period of time sufficient to allow us to recover our cost. If a decline in the fair value of an individual security is deemed to be other than temporary, the difference between cost and estimated fair value is charged to income as a realized investment loss. The fair value of the investment becomes its new cost basis.

      The writedowns of fixed maturities in 2003 were primarily due to collateral deterioration of several asset-backed securities and price declines of a few corporate credits in the airline and energy sectors. The writedowns in 2002 were primarily due to credit deterioration and corporate failures of several issuers, particularly in the telecommunications and, to a lesser extent, energy-related industries.

INCOME TAXES

      We establish deferred income taxes on the undistributed earnings of foreign subsidiaries. Similarly, we establish deferred tax assets related to the expected future U.S. tax benefit of losses and foreign taxes incurred by our foreign subsidiaries. To evaluate the realization of the future tax benefit of these deferred tax assets, management must consider whether it is more likely than not that sufficient taxable income will be generated. Management’s judgment is based on its assessment of business plans and related projections of future taxable income as well as available tax planning strategies. The tax loss carryforwards and foreign tax credits have no expiration. However, we are required under generally accepted accounting principles to consider a relatively near term horizon when we evaluate the likelihood of realizing future tax benefits.

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

      As of December 31, 2003, the deferred income tax asset related to the expected future U.S. tax benefit of the losses and foreign taxes incurred by Chubb Europe had been reduced to $100 million due to profitable results in Chubb Europe during 2003. As a result, in the fourth quarter of 2003, we concluded that it was more likely than not that these deferred tax assets would be realized over a near term horizon and we eliminated the valuation allowance. As of December 31, 2004, the deferred tax asset related to the U.S. tax benefit of losses incurred by Chubb Europe was reduced to zero due to the continued profitability of Chubb Europe during 2004.

CAPITAL RESOURCES AND LIQUIDITY

      Capital resources and liquidity represent the overall financial strength of the Corporation and its ability to generate cash flows from its operating subsidiaries, borrow funds at competitive rates and raise new capital to meet operating and growth needs.

Capital Resources

      Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. At December 31, 2004, the Corporation had shareholders’ equity of $10.1 billion and total debt of $2.8 billion.

      In March 2003, the Corporation issued $225 million of unsecured 3.95% notes due in 2008 and $275 million of unsecured 5.2% notes due in 2013.

      In June 2003, a shelf registration statement that the Corporation filed in March 2003 was declared effective by the Securities and Exchange Commission. Under the registration statement, up to $2.5 billion of various types of securities may be issued. At December 31, 2004, the Corporation had approximately $650 million remaining under the shelf registration statement.

      In June 2003, the Corporation sold 15,525,000 shares of common stock. Net proceeds from the sale of the shares were $887 million.

      Also, in June 2003, the Corporation issued $460 million of unsecured 2.25% senior notes due in 2008 and 18.4 million purchase contracts. The senior notes and purchase contracts were issued together in the form of 7% equity units, each of which initially represents $25 principal amount of senior notes and one purchase contract. Each purchase contract obligates the investor to purchase for $25 a variable number of shares of the Corporation’s common stock on August  16, 2006. The number of shares to be purchased will be determined based on a formula that considers the market price of our common stock immediately prior to the time of settlement in relation to the $59.50 per share sale price of our common stock at the time the equity units were offered. Upon settlement of the purchase contracts, the Corporation will receive proceeds of approximately $460 million and will issue between approximately 6,500,000 and 7,700,000 shares of common stock.

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

      The equity units are further described in Notes 8 (a) and 18 (c) of the Notes to Consolidated Financial Statements.

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

      In July 1998, the Board of Directors authorized the repurchase of up to 12,500,000 shares of the Corporation’s common stock. In June 2001, the Board of Directors authorized the repurchase of up to an additional 16,000,000 shares. The 1998 authorization has no expiration; the 2001 authorization expired on June 30, 2003. As of December 31, 2004, 3,287,100 shares remained under the 1998 share repurchase authorization. The Corporation made no share repurchases during 2004 and 2003. The Corporation repurchased 1,500,000 shares in open-market transactions in 2002 at a cost of $99 million.

Ratings

      The Corporation and its insurance subsidiaries are rated by major rating agencies. These ratings reflect the rating agency’s opinion of our financial strength, operating performance, strategic position and ability to meet our obligations to policyholders.

      The following table summarizes the Corporation’s credit ratings from the major independent rating organizations as of March 9, 2005.

	A.M. Best	Standard & Poor’s	Moody’s	Fitch

Senior unsecured debt rating	aa-	A	A2	A+
Preferred stock rating	a+	BBB+	Baa1
Commercial paper	AMB-1+	A-1	P-1	F-1
Counterparty credit rating		A

      The following table summarizes our property and casualty subsidiaries’ financial strength ratings from the major independent rating organizations as of March 9, 2005.

	A.M. Best	Standard & Poor’s	Moody’s	Fitch

Financial strength	A++	AA	Aa2	AA

      Ratings are an important factor in establishing our competitive position in the insurance markets. There can be no assurance that our ratings will continue for any given period of time or that they will not be changed.

      It is possible that positive or negative ratings actions by one or more of the rating agencies may occur in the future. If our ratings were downgraded, the Corporation may incur higher borrowing costs and may have more limited means to access capital. In addition, reductions in our ratings could adversely affect the competitive position of our insurance operations, including a possible reduction in demand for our products in certain markets.

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

      New cash from operations available for investment by the property and casualty subsidiaries was approximately $3.8 billion in 2004 compared with $3.1 billion in 2003 and $1.9 billion in 2002. New cash available in 2004 was higher than in 2003 due to growth in premium receipts in 2004 whereas paid losses were nearly flat compared with 2003. The increase in new cash in 2003 was due to substantial growth in premium receipts without a commensurate increase in paid losses or operating expenses.

      In addition to cash from operations, the property and casualty subsidiaries received capital contributions from the Corporation of $800 million in the second quarter of 2003 and $1 billion in the fourth quarter of 2002.

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

      As a holding company, the Corporation’s ability to continue to pay dividends to shareholders and to satisfy its obligations, including the payment of interest and principal on debt obligations, relies on the availability of liquid assets in the Corporation, which is dependent in large part on the dividend paying ability of its property and casualty subsidiaries. Various state insurance laws restrict the Corporation’s property and casualty subsidiaries as to the amount of dividends they may pay without the prior approval of regulatory authorities. The restrictions are generally based on net income and on certain levels of policyholders’ surplus as determined in accordance with statutory accounting practices. Dividends in excess of such thresholds are considered “extraordinary” and require prior regulatory approval. During 2004, these subsidiaries paid cash dividends to the Corporation totaling $380 million. The maximum dividend distribution that may be made by the property and casualty subsidiaries to the Corporation during 2005 without prior regulatory approval is approximately $1.1 billion.

      We believe that our strong financial position and conservative debt level provide us with the flexibility and capacity to obtain funds externally through debt or equity financings on both a short term and long term basis.

      The Corporation has two credit agreements with a group of banks that provide for unsecured borrowings of up to $500 million in the aggregate. The $250 million short term revolving credit facility, which was to have terminated on June 24, 2004, was extended to June 22, 2005 and may be renewed or replaced. The $250 million medium term revolving credit facility terminates on June 28, 2007. On the respective termination dates for these agreements, any loans then outstanding become payable. There have been no borrowings under these agreements. Various interest rate options are available to the Corporation, all of which are based on market interest rates. The facilities are available for general corporate purposes and to support the Corporation’s commercial paper borrowing arrangement.

Contractual Obligations and Off-Balance Sheet Arrangements

      The following table provides our future payments due by period under contractual obligations as of December 31, 2004, aggregated by type of obligation.

		2006	2008
	2005	and 2007	and 2009	Thereafter	Total

	(in millions)
Principal due under long-term debt	$301	$676	$687	$1,138	$2,802
Interest, warrant fee and contract adjustment payments on long-term debt and equity units	175	249	148	560	1,132
Future minimum rental payments under operating leases	94	174	147	297	712

Total	$570	$1,099	$982	$1,995	$4,646

      The above table excludes certain commitments totaling $486 million at December 31, 2004 to fund limited partnership investments. These capital commitments can be called by the partnerships during the commitment period (on average, 1 to 4 years) to fund working capital needs or the purchase of new investments.

      The above table also excludes estimated future cash flows related to our carried loss reserves at December 31, 2004. There is typically no stated contractual commitment associated with property and casualty insurance loss reserves. The obligation to pay a claim arises only when a covered loss event occurs and a settlement is reached. The vast majority of our loss reserves relate to claims for which settlements have not yet been reached. Our loss reserves therefore represent estimates of future payments. These estimates are dependent on the outcome of future events. Accordingly, the payment of the loss reserves is not fixed as to either amount or timing.

      Our gross liability for unpaid losses and loss expenses was $20.3 billion at December 31, 2004. Based on our historical experience, we estimate that, of this liability, approximately $5.0 billion will be paid in 2005, an aggregate $5.5 billion will be paid in 2006 and 2007, and an aggregate $3.0 billion will be paid in 2008 and 2009. The ultimate amount and timing of loss payments will likely vary materially from our estimates. We expect that these loss payments will be funded, in large part, by future cash receipts from operations.

      The Corporation does not have any material off-balance sheet arrangements, except as disclosed in Note (14) of the Notes to Consolidated Financial Statements.

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

      In 2004 and 2003, we invested new cash in tax-exempt bonds and taxable bonds and, to a lesser extent, equity securities. In 2004, the taxable bonds we invested in were primarily U.S. Treasury securities, mortgage-backed securities, foreign government bonds and U.S. and foreign corporate bonds. In 2003, the taxable bonds were primarily mortgage-backed securities, foreign government bonds and U.S. Treasury securities. In 2002, we invested new cash in mortgage-backed securities and, to a lesser extent, U.S. Treasury securities. Our objective is to achieve the appropriate mix of taxable and tax-exempt securities in our portfolio to balance both investment and tax strategies. At December 31, 2004 and 2003, 51% of our fixed maturity portfolio was invested in tax-exempt bonds compared with 53% at December 31, 2002.

      Fixed maturity securities that we have the ability and intent to hold to maturity are classified as held-to-maturity. The remaining fixed maturities, which may be sold prior to maturity to support our investment strategies, such as in response to changes in interest rates and the yield curve or to maximize after-tax returns, are classified as available-for-sale. Fixed maturities classified as held-to-maturity are carried at amortized cost while fixed maturities classified as available-for-sale are carried at market value. At December 31, 2004, 1% of the fixed maturity portfolio was classified as held-to-maturity compared with 2% at December 31, 2003 and 5% at December 31, 2002.

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

      The unrealized appreciation before tax of investments carried at market value, which includes fixed maturities classified as available-for-sale and equity securities, was $961 million, $1,036 million and $901 million at December 31, 2004, 2003 and 2002, respectively. Such unrealized appreciation is reflected in a separate component of other comprehensive income, net of applicable deferred income tax.

      The unrealized market appreciation before tax of those fixed maturities carried at amortized cost was $21 million, $35 million and $56 million at December 31, 2004, 2003 and 2002, respectively. Such unrealized appreciation was not reflected in the consolidated financial statements.

      Changes in unrealized market appreciation or depreciation of fixed maturities were due primarily to fluctuations in interest rates.

CHANGE IN ACCOUNTING PRINCIPLES

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

      The following table provides information about our fixed maturity investments, which are sensitive to changes in interest rates. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates at December 31, 2004 and 2003. The cash flows are based on the earlier of the call date or the maturity date or, for mortgage-backed securities, expected payment patterns. Actual cash flows could differ from the expected amounts.

	At December 31, 2004

							Total

								Estimated
							Amortized	Market
	2005	2006	2007	2008	2009	Thereafter	Cost	Value

	(in millions)
Tax-exempt	$1,020	$547	$756	$846	$1,010	$9,661	$13,840	$14,410
Average interest rate	5.8%	5.4%	5.3%	5.0%	5.1%	4.2%	—	—
Taxable — other than mortgage-backed securities	749	1,191	909	1,550	1,620	3,633	9,652	9,866
Average interest rate	4.3%	3.7%	4.3%	4.2%	4.4%	5.1%	—	—
Mortgage-backed securities	409	376	431	665	436	1,394	3,711	3,754
Average interest rate	4.8%	4.8%	4.6%	5.3%	4.7%	4.9%	—	—

Total	$2,178	$2,114	$2,096	$3,061	$3,066	$14,688	$27,203	$28,030

	At December 31, 2003

							Total

								Estimated
							Amortized	Market
	2004	2005	2006	2007	2008	Thereafter	Cost	Value

				(in millions)
Tax-exempt	$698	$852	$642	$759	$753	$7,273	$10,977	$11,656
Average interest rate	6.0%	5.5%	5.5%	5.4%	5.1%	4.7%	—	—
Taxable — other than mortgage-backed securities	760	894	487	607	1,104	3,296	7,148	7,373
Average interest rate	4.9%	3.8%	5.2%	5.1%	4.8%	5.1%	—	—
Mortgage-backed securities	522	352	335	310	549	1,316	3,384	3,418
Average interest rate	4.8%	4.8%	5.0%	5.0%	5.9%	5.0%	—	—

Total	$1,980	$2,098	$1,464	$1,676	$2,406	$11,885	$21,509	$22,447

      Credit risk is the potential loss resulting from adverse changes in the issuer’s ability to repay the debt obligation. We have consistently invested in high quality marketable securities. As a result, we believe that we have minimal credit quality risk. More than 70% of the taxable bonds in our portfolio are issued by the U.S. Treasury or U.S. government agencies or rated AA or better by Moody’s or Standard and Poor’s. Of the tax-exempt bonds, more than 90% are rated AA or better with about 70% rated AAA. Less than 2% of our bond portfolio is below investment grade. Our taxable bonds have an average maturity of five years, while our tax-exempt bonds mature on average in nine years.

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

      Mortgage-backed securities comprised 28% and 32% of our taxable bond portfolio at year-end 2004 and 2003, respectively. About 76% of our mortgage-backed securities holdings at December 31, 2004 related to residential mortgages consisting of government agency pass-through securities, government agency collateralized mortgage obligations (CMOs) and AAA rated non-agency CMOs backed by government agency collateral or single family home mortgages. The majority of the CMOs are actively traded in liquid markets and market value information is readily available from broker/ dealers. An additional 12% of our mortgage-backed securities were call protected, AAA rated commercial mortgage-backed securities. The remaining mortgage-backed holdings were in investment grade commercial mortgage-backed securities.

      Foreign currency risk is the sensitivity to foreign exchange rate fluctuations of the market value and investment income related to foreign currency denominated financial instruments. The functional currency of our foreign operations is generally the currency of the local operating environment since business is primarily transacted in such local currency. We reduce the risks relating to currency fluctuations by maintaining investments in those foreign currencies in which our property and casualty subsidiaries have loss reserves and other liabilities. Such investments have characteristics similar to our liabilities in those currencies. At December 31, 2004, the property and casualty subsidiaries held non-U.S. investments of $4.5 billion supporting their international operations. These investments have quality and maturity characteristics similar to our domestic portfolio. The principal currencies creating foreign exchange rate risk for the property and casualty subsidiaries are the British pound sterling, the Canadian dollar and the euro.

      The following table provides information about those fixed maturity investments that are denominated in these currencies. The table presents cash flows of principal amounts in U.S. dollar equivalents by expected maturity dates at December 31, 2004. Actual cash flows could differ from the expected amounts.

	At December 31, 2004

							Total

								Estimated
							Amortized	Market
	2005	2006	2007	2008	2009	Thereafter	Cost	Value

	(in millions)
British pound sterling	$75	$58	$78	$165	$250	$548	$1,174	$1,186
Canadian dollar	73	186	122	168	147	355	1,051	1,091
Euro	38	51	97	99	223	479	987	1,031

      Equity price risk is the potential loss in market value of our equity securities resulting from adverse changes in stock prices. In general, equities have more year-to-year price variability than intermediate term high grade bonds. However, returns over longer time frames have been consistently higher. Our publicly traded equity securities are high quality, diversified across industries and readily marketable. Our portfolio also includes alternative investments, primarily investment partnerships. These investments by their nature are less liquid and involve more risk than other investments. We actively manage our market risk by allocating a comparatively small amount of funds to alternative investments, performing extensive research prior to investing in a new investment and monitoring the performance of the entities in which we have invested. A hypothetical decrease of 10% in the market price of each of the equity securities held at December 31, 2004 and 2003 would have resulted in a decrease of $184 million and $151 million, respectively, in the fair value of the equity securities portfolio.

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

      The following table provides information about our portfolio credit default swaps by maturity, including the fair value of future obligations:

	At December 31, 2004

						There-
	2005	2006	2007	2008	2009	after	Total

Notional exposure (in billions)	$.3	$—	$—	$—	$5.4	$3.0	$8.7
Remaining subordination (in billions)	.1	—	—	—	4.5	.8	5.4
Fair value of future obligations (in millions)	—	—	—	—	9	5	14

	At December 31, 2003

						There-
	2004	2005	2006	2007	2008	after	Total

Notional exposure (in billions)	$—	$3.3	$.3	$9.7	$—	$11.4	$24.7
Remaining subordination (in billions)	—	.1	.1	2.2	—	3.5	5.9
Fair value of future obligations (in millions)	—	3	—	14	—	29	46

      CFS also assumed exposure to credit risk through the principal and interest guarantee entered into in 2003 that guarantees to the counterparty the payment of any principal or interest amount due and not paid with respect to a group of referenced securities. The notional exposure at December 31, 2004 under the guarantee was $1.9 billion. However, CFS’s maximum potential payment obligation is limited to $500 million. At the inception of the agreement, CFS established a liability of $186 million for the estimated fair value of the guarantee, which remained unchanged at December 31, 2004.

Debt

      We also have interest rate risk on our debt obligations. The following table provides information about our long term debt obligations and related interest rate swap at December 31, 2004. For debt obligations, the table presents expected cash flow of principal amounts and related weighted average interest rates by maturity date. For the interest rate swap, the table presents the notional amount and related average interest rates by maturity date.

	At December 31, 2004

									Estimated
									Market
	2005	2006	2007	2008	2009	Thereafter		Total	Value

	(in millions)
Long-term debt
Expected cash flows of principal amounts	$301	$—	$676	$686	$1	$1,138		$2,802	$3,113
Average interest rate	6.2%	—	4.4%	2.8%	8.5%	6.4%
Interest rate swap
Notional amount	$—	$—	$—	$—	$—	$125		$125	$11
Variable pay rate						4.6	%(a)
Fixed receive rate						8.7%

(a)	3 month LIBOR rate plus 204 basis points

Item 8.  Consolidated Financial Statements and Supplementary Data

      Consolidated financial statements of the Corporation at December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 and the report thereon of our independent registered public accounting firm, and the Corporation’s unaudited quarterly financial data for the two-year period ended December 31, 2004 are listed in Item 15(a) of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.  Controls and Procedures

      As of December 31, 2004, an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures was performed under the supervision and with the participation of the Corporation’s management, including the chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Corporation’s disclosure controls and procedures were effective as of the evaluation date.

      During the three month period ended December 31, 2004, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

      Management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. The Corporation’s internal control over financial reporting was designed under the supervision of and with the participation of the Corporation’s management, including the chief executive officer and chief financial officer, to provide reasonable assurance regarding the reliability of the Corporation’s financial reporting and the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

      Management conducted an assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2004, the Corporation’s internal control over financial reporting is effective.

      Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Corporation’s consolidated financial statements. Their attestation report on management’s assessment of the Corporation’s internal control over financial reporting is shown on page 56.

Report of Independent Registered Public Accounting Firm

Ernst & Young LLP

5 Times Square
New York, New York 10036

The Board of Directors and Shareholders

The Chubb Corporation

      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that The Chubb Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In our opinion, based on our audit, management’s assessment that The Chubb Corporation maintained effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, based on our audit, The Chubb Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Chubb Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, cash flows and comprehensive income for each of the three years in the period ended December 31, 2004 and our report dated March 9, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

March 9, 2005

PART III.

Item 10.  Directors and Executive Officers of the Registrant

      Information regarding the Corporation’s Directors is incorporated by reference from the Corporation’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders under the caption “Our Board of Directors.” Information regarding the Corporation’s executive officers is included in Part I of this report under the caption “Executive Officers of the Registrant.” Information regarding the Corporation’s directors, executive officers and 10% beneficial owners is incorporated by reference from the Corporation’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Information regarding the Corporation’s Code of Ethics for CEO and Senior Financial Officers is included in Item 1 of this report under the caption “Business — General.” Information regarding the Audit Committee of the Corporation’s Board of Directors and its Audit Committee financial experts is incorporated by reference from the Corporation’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders under the captions “Corporate Governance — Audit Committee” and “Committee Assignments.”

Item 11.  Executive Compensation

      Incorporated by reference from the Corporation’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders, under the captions “Corporate Governance — Directors’ Compensation” and “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Incorporated by reference from the Corporation’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13.  Certain Relationships and Related Transactions

      Incorporated by reference from the Corporation’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders, under the caption “Certain Transactions and Other Matters.”

Item 14.  Principal Accountant Fees and Services

      Incorporated by reference from the Corporation’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders, under the caption “Proposal 2: Ratification of Appointment of Independent Auditor.”

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

      The Registrant filed a current report on Form 8-K on October 25, 2004 furnishing under Item 7.01 information with respect to receipt of interrogatories and a subpoena seeking information as part of an investigation by the Connecticut Attorney General’s office into possible violations of the antitrust laws.

      The Registrant filed a current report on Form 8-K on October 26, 2004 furnishing under Item 2.02 information with respect to the issuance of a press release announcing its results for the quarter ended September 30, 2004 and the availability of its Supplementary Investor Information Report for the quarter ended September 30, 2004.

      The Registrant filed a current report on Form 8-K on November 2, 2004 furnishing under Item 7.01 information with respect to receipt of an investigative demand seeking information as part of an investigation by the Ohio Attorney General’s office into possible violations of the antitrust laws.

      The Registrant filed a current report on Form 8-K on November 30, 2004 furnishing under Item 7.01 information with respect to ongoing investigations of market practices in the insurance industry.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE CHUBB CORPORATION

(Registrant)
March 4, 2005

By	/s/ JOHN D. FINNEGAN

(John D. Finnegan Chairman, President and
Chief Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOHN D. FINNEGAN (John D. Finnegan)	Chairman, President, Chief Executive Officer and Director	March 4, 2005

/s/ ZOË BAIRD (Zoë Baird)	Director	March 4, 2005

/s/ SHEILA P. BURKE (Sheila P. Burke)	Director	March 4, 2005

/s/ JAMES I. CASH, JR. (James I. Cash, Jr.)	Director	March 4, 2005

/s/ JOEL J. COHEN (Joel J. Cohen)	Director	March 4, 2005

/s/ JAMES M. CORNELIUS (James M. Cornelius)	Director	March 4, 2005

/s/ KLAUS J. MANGOLD (Klaus J. Mangold)	Director	March 4, 2005

Signature	Title	Date

/s/ DAVID G. SCHOLEY (David G. Scholey)	Director	March 4, 2005

/s/ RAYMOND G.H. SEITZ (Raymond G.H. Seitz)	Director	March 4, 2005

/s/ LAWRENCE M. SMALL (Lawrence M. Small)	Director	March 4, 2005

/s/ DANIEL E. SOMERS (Daniel E. Somers)	Director	March 4, 2005

/s/ KAREN HASTIE WILLIAMS (Karen Hastie Williams)	Director	March 4, 2005

/s/ ALFRED W. ZOLLAR (Alfred W. Zollar)	Director	March 4, 2005

/s/ MICHAEL O’REILLY (Michael O’Reilly)	Vice Chairman and Chief Financial Officer	March 4, 2005

/s/ HENRY B. SCHRAM (Henry B. Schram)	Senior Vice President and Chief Accounting Officer	March 4, 2005

THE CHUBB CORPORATION

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(Item 15(a))

      All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ERNST & YOUNG LLP
5 Times Square
New York, New York 10036

The Board of Directors and Shareholders
The Chubb Corporation

      We have audited the accompanying consolidated balance sheets of The Chubb Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, cash flows and comprehensive income for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Chubb Corporation at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

      As discussed in Note (2) to the financial statements, in 2003 the Corporation changed their method of accounting for stock-based employee compensation.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the effectiveness of The Chubb Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

March 9, 2005

THE CHUBB CORPORATION
Consolidated Statements of Income

	In Millions
	Years Ended December 31
	2004	2003	2002

Revenues
Premiums Earned	$11,635.7	$10,182.5	$8,085.3
Investment Income	1,256.0	1,118.3	997.3
Other Revenues	67.3	8.8	23.8
Realized Investment Gains	218.2	84.4	33.9

TOTAL REVENUES	13,177.2	11,394.0	9,140.3

Losses and Expenses
Insurance Losses and Loss Expenses	7,320.9	6,867.2	6,064.6
Amortization of Deferred Policy Acquisition Costs	2,843.3	2,535.6	2,077.8
Other Insurance Operating Expenses	630.1	704.7	594.1
Investment Expenses	24.7	29.0	24.7
Other Operating Expenses	110.9	150.4	101.4
Corporate Expenses	179.1	173.5	109.3

TOTAL LOSSES AND EXPENSES	11,109.0	10,460.4	8,971.9

INCOME BEFORE FEDERAL AND FOREIGN INCOME TAX	2,068.2	933.6	168.4

Federal and Foreign Income Tax (Credit)	519.8	124.8	(54.5)

NET INCOME	$1,548.4	$808.8	$222.9

Net Income Per Share
Basic	$8.15	$4.51	$1.31
Diluted	8.01	4.46	1.29

See accompanying notes.

THE CHUBB CORPORATION
Consolidated Balance Sheets

	In Millions
	December 31
	2004	2003

Assets
Invested Assets
Short Term Investments	$1,307.5	$2,695.9
Fixed Maturities
Held-to-Maturity — Tax Exempt (market $338.3 and $502.2)	317.2	467.0
Available-for-Sale
Tax Exempt (cost $13,522.6 and $10,509.7)	14,071.3	11,154.0
Taxable (cost $13,362.7 and $10,531.8)	13,620.8	10,790.7
Equity Securities (cost $1,687.3 and $1,381.4)	1,841.3	1,514.4

TOTAL INVESTED ASSETS	31,158.1	26,622.0

Cash	41.7	52.2
Securities Lending Collateral	1,853.9	704.8
Accrued Investment Income	350.0	286.8
Premiums Receivable	2,336.4	2,188.0
Reinsurance Recoverable on Unpaid Losses and Loss Expenses	3,483.2	3,426.6
Prepaid Reinsurance Premiums	328.3	391.0
Deferred Policy Acquisition Costs	1,434.7	1,343.4
Real Estate Assets	474.2	518.8
Investment in Partially Owned Company	346.2	312.3
Deferred Income Tax	533.5	641.4
Goodwill	467.4	467.4
Other Assets	1,452.7	1,405.9

TOTAL ASSETS	$44,260.3	$38,360.6

Liabilities
Unpaid Losses and Loss Expenses	$20,291.9	$17,947.8
Unearned Premiums	6,355.9	5,939.4
Securities Lending Payable	1,853.9	704.8
Long Term Debt	2,813.7	2,813.9
Dividend Payable to Shareholders	75.0	67.7
Accrued Expenses and Other Liabilities	2,743.5	2,365.0

TOTAL LIABILITIES	34,133.9	29,838.6

Commitments and Contingent Liabilities (Notes 9 and 14)

Shareholders’ Equity
Preferred Stock — Authorized 4,000,000 Shares; $1 Par Value; Issued — None	—	—
Common Stock — Authorized 600,000,000 Shares; $1 Par Value; Issued 195,803,824 Shares	195.8	195.8
Paid-In Surplus	1,319.1	1,318.8
Retained Earnings	8,119.1	6,868.9
Accumulated Other Comprehensive Income
Unrealized Appreciation of Investments, Net of Tax	624.5	673.6
Foreign Currency Translation Gains, Net of Tax	79.0	12.0
Receivable from Employee Stock Ownership Plan	—	(17.9)
Treasury Stock, at Cost — 3,127,282 and 7,840,448 Shares	(211.1)	(529.2)

TOTAL SHAREHOLDERS’ EQUITY	10,126.4	8,522.0

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$44,260.3	$38,360.6

See accompanying notes.

THE CHUBB CORPORATION
Consolidated Statements of Shareholders’ Equity

	In Millions
	Years Ended December 31
	2004	2003	2002

Preferred Stock
Balance, Beginning and End of Year	$—	$—	$—

Common Stock
Balance, Beginning of Year	195.8	180.3	180.1
Common Stock Offering	—	15.5	—
Shares Issued Under Stock-Based Employee Compensation Plans	—	—	.2

Balance, End of Year	195.8	195.8	180.3

Paid-In Surplus
Balance, Beginning of Year	1,318.8	445.4	527.0
Common Stock Offering	—	871.3	—
Issuance of Equity Units	—	(78.1)	(64.9)
Changes Related to Stock-Based Employee Compensation	.3	80.2	(16.7)

Balance, End of Year	1,319.1	1,318.8	445.4

Retained Earnings
Balance, Beginning of Year	6,868.9	6,319.0	6,335.8
Net Income	1,548.4	808.8	222.9
Dividends Declared (per share $1.56, $1.44 and $1.40)	(298.2)	(258.9)	(239.7)

Balance, End of Year	8,119.1	6,868.9	6,319.0

Unrealized Appreciation of Investments
Balance, Beginning of Year	673.6	585.5	252.6
Change During Year, Net of Tax	(49.1)	88.1	332.9

Balance, End of Year	624.5	673.6	585.5

Foreign Currency Translation Gains (Losses)
Balance, Beginning of Year	12.0	(56.5)	(73.0)
Change During Year, Net of Tax	67.0	68.5	16.5

Balance, End of Year	79.0	12.0	(56.5)

Receivable from Employee Stock Ownership Plan
Balance, Beginning of Year	(17.9)	(34.1)	(48.9)
Principal Repayments	17.9	16.2	14.8

Balance, End of Year	—	(17.9)	(34.1)

Treasury Stock, at Cost
Balance, Beginning of Year	(529.2)	(613.9)	(681.8)
Repurchase of Shares		—	(99.4)
Shares Issued Under Stock-Based Employee Compensation Plans	318.1	84.7	167.3

Balance, End of Year	(211.1)	(529.2)	(613.9)

TOTAL SHAREHOLDERS’ EQUITY	$10,126.4	$8,522.0	$6,825.7

See accompanying notes.

         THE CHUBB CORPORATION
            Consolidated Statements of Cash Flows

	In Millions
	Years Ended December 31
	2004	2003	2002

Cash Flows from Operating Activities
Net Income	$1,548.4	$808.8	$222.9
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Increase in Unpaid Losses and Loss Expenses, Net	2,287.5	1,879.6	1,631.9
Increase in Unearned Premiums, Net	417.2	885.4	962.0
Increase in Premiums Receivable	(148.4)	(147.4)	(347.8)
Increase in Deferred Policy Acquisition Costs	(76.6)	(168.3)	(212.5)
Deferred Income Tax (Credit)	85.0	(96.9)	(126.7)
Depreciation	105.6	108.0	103.1
Realized Investment Gains	(218.2)	(84.4)	(33.9)
Other, Net	88.1	179.0	16.7

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,088.6	3,363.8	2,215.7

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturities — Available-for-Sale	3,920.3	6,165.3	4,559.9
Proceeds from Maturities of Fixed Maturities	2,048.1	2,105.5	2,086.9
Proceeds from Sales of Equity Securities	779.7	501.0	387.3
Purchases of Fixed Maturities	(11,465.2)	(12,139.5)	(8,205.8)
Purchases of Equity Securities	(860.4)	(824.0)	(467.7)
Decrease (Increase) in Short Term Investments, Net	1,388.4	(939.2)	(799.9)
Increase (Decrease) in Net Payable from Security Transactions not Settled	126.6	(31.1)	45.1
Purchases of Property and Equipment, Net	(64.7)	(74.3)	(141.9)
Other, Net	(1.1)	3.2	9.1

NET CASH USED IN INVESTING ACTIVITIES	(4,128.3)	(5,233.1)	(2,527.0)

Cash Flows from Financing Activities
Decrease in Short Term Debt, Net	—	—	(199.0)
Proceeds from Issuance of Long Term Debt	—	960.0	600.0
Repayment of Long Term Debt	(.4)	(100.4)	(7.9)
Increase in Funds Held under Deposit Contracts	44.2	347.2	168.6
Proceeds from Common Stock Offering	—	886.8	—
Proceeds from Issuance of Common Stock Under Incentive and Purchase Plans	258.4	43.8	106.0
Repurchase of Shares	—	—	(99.4)
Dividends Paid to Shareholders	(290.9)	(251.1)	(237.6)
Other, Net	17.9	(6.7)	(3.3)

NET CASH PROVIDED BY FINANCING ACTIVITIES	29.2	1,879.6	327.4

Net Increase (Decrease) in Cash	(10.5)	10.3	16.1
Cash at Beginning of Year	52.2	41.9	25.8

CASH AT END OF YEAR	$41.7	$52.2	$41.9

Consolidated Statements of Comprehensive Income

Net Income	$1,548.4	$808.8	$222.9

Other Comprehensive Income
Change in Unrealized Appreciation of Investments, Net of Tax	(49.1)	88.1	332.9
Foreign Currency Translation Gains, Net of Tax	67.0	68.5	16.5

	17.9	156.6	349.4

COMPREHENSIVE INCOME	$1,566.3	$965.4	$572.3

            See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

(a) Basis of Presentation

   The Chubb Corporation (Chubb) is a holding company with subsidiaries principally engaged in the property and casualty insurance business. The property and casualty insurance subsidiaries (the P&C Group) underwrite most lines of property and casualty insurance in the United States, Canada, Europe, Australia and parts of Latin America and Asia. The geographic distribution of property and casualty business in the United States is broad with a particularly strong market presence in the Northeast.

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

   The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of Chubb and its subsidiaries (collectively, the Corporation). Significant intercompany transactions have been eliminated in consolidation.

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

   Certain amounts in the consolidated financial statements for prior years have been reclassified to conform with the 2004 presentation.

(b) Invested Assets

   Short term investments, which have an original maturity of one year or less, are carried at amortized cost, which approximates market value.

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

   Equity securities include common stocks, non-redeemable preferred stocks and alternative investments, primarily investment partnerships. Common and non-redeemable preferred stocks are carried at market value as of the balance sheet date. Investment partnerships are carried at the Corporation’s equity in the estimated fair value of the investments held by the partnerships.

   Unrealized appreciation or depreciation of investments carried at market value is excluded from net income and credited or charged, net of applicable deferred income tax, directly to a separate component of comprehensive income. Changes in the Corporation’s equity in the investment partnerships are included in income as realized investment gains or losses.

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

   The P&C Group engages in a securities lending program whereby certain securities from their portfolios are loaned to other institutions for short periods of time. Cash collateral obtained from the borrower, equal to the market value of the loaned securities plus accrued interest, is deposited with a lending agent and invested by the lending agent in accordance with the Corporation’s guidelines to generate additional income, which the P&C Group shares with the lending agent. The P&C Group maintains full ownership rights to the securities loaned and continues to earn interest on them. Accordingly, such securities are included in invested assets. The securities lending collateral is recognized as an asset with a corresponding liability for the obligation to return the collateral.

(c) Premium Revenues and Related Expenses

   Insurance premiums are earned on a monthly pro rata basis over the terms of the policies and include estimates of audit premiums and premiums on retrospectively rated policies. Assumed reinsurance premiums are earned over the terms of the reinsurance contracts. Unearned premiums represent the portion of direct and assumed premiums written applicable to the unexpired terms of the insurance policies and reinsurance contracts in force.

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

(d) Unpaid Losses and Loss Expenses

   Unpaid losses and loss expenses (also referred to as loss reserves) include the accumulation of individual case estimates for reported claims as well as estimates of incurred but not reported claims and estimates of loss settlement expenses, less estimates of anticipated salvage and subrogation recoveries. Loss reserves are not discounted.

   Reinsurance recoverable on unpaid losses and loss expenses represents an estimate of the portion of gross loss reserves that will be recovered from reinsurers. Amounts recoverable from reinsurers are recognized as assets at the same time as and in a manner consistent with the gross losses associated with the reinsured policies. A provision for estimated uncollectible reinsurance is recorded based on an evaluation of balances due from reinsurers and other available information.

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

(h) Goodwill

   Goodwill represents the excess of the purchase price over the fair value of net assets of subsidiaries acquired. Goodwill is tested at least annually for impairment.

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

(k) Stock-Based Employee Compensation

   Prior to 2003, the intrinsic value method of accounting was used for stock-based employee compensation plans. Under the intrinsic value method, compensation cost was measured as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock. Effective January 1, 2003, the Corporation adopted the fair value method of accounting for stock-based employee compensation plans (see Note (2)).

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

   Pending the issuance of final implementation guidance by the FASB, management is unable to determine the effect, if any, that the implementation of EITF Issue No. 03-1 would have on the Corporation’s results of operations. However, since almost all of the Corporation’s invested assets are already carried at fair value, the implementation of EITF Issue No. 03-1 would not have a significant effect on the Corporation’s shareholders’ equity.

(2) Adoption of New Accounting Pronouncements

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

   The following information illustrates the pro forma effect on net income and earnings per share as if the fair value method of accounting for stock-based employee compensation had been applied retroactively to financial statements for periods prior to 2003.

	Years Ended December 31

	2004	2003	2002

	(in millions, except
	per share amounts)
Net income, as reported	$1,548.4	$808.8	$222.9
Add: stock-based employee compensation expense included in reported net income, net of tax	47.5	59.1	14.5
Deduct: stock-based employee compensation expense determined under the fair value method, net of tax	(47.5)	(59.1)	(69.0)

Pro forma net income	$1,548.4	$808.8	$168.4

Earnings per share
Basic, as reported	$8.15	$4.51	$1.31
Basic, pro forma	8.15	4.51	.99

Diluted, as reported	8.01	4.46	1.29
Diluted, pro forma	8.01	4.46	.97

   The weighted average fair value of stock options granted during 2004, 2003 and 2002 was $15.00, $9.71 and $19.11, respectively. The fair value of each stock option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions.

	2004	2003	2002

Risk-free interest rate	3.4%	2.9%	4.7%
Expected volatility	25.9%	28.0%	27.1%
Dividend yield	2.2%	3.1%	2.0%
Expected average term (in years)	4.2	5.5	5.5

   In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which revised SFAS No. 123. SFAS No. 123(R) requires companies to adopt the fair value method of accounting for stock based employee compensation plans. The provisions of SFAS No. 123(R) are effective for the Corporation for the quarter beginning July 1, 2005. The fair value method of accounting for stock-based employee compensation plans defined in SFAS No. 123(R) is similar in most respects to the fair value method defined in SFAS No. 123. Since the Corporation has already adopted the fair value method of accounting for stock based employee compensation plans, the adoption of SFAS No. 123(R) is not expected to have a significant effect on the Corporations’s financial position or results of operations.

(3) Reinsurance

   In the ordinary course of business, the P&C Group assumes and cedes reinsurance with other insurers or reinsurers. Reinsurance is ceded to provide greater diversification of risk and to limit the P&C Group’s maximum net loss arising from large risks or catastrophic events.

   A large portion of the P&C Group’s ceded reinsurance is effected under contracts known as treaties under which all risks meeting prescribed criteria are automatically covered. Most of these arrangements consist of excess of loss and catastrophe contracts that protect against a specified part or all of certain types of losses over stipulated amounts arising from any one occurrence or event. In certain circumstances, reinsurance is also effected by negotiation on individual risks.

   Ceded reinsurance contracts do not relieve the P&C Group of the primary obligation to its policyholders. Thus, a credit exposure exists with respect to reinsurance ceded to the extent that any reinsurer is unable to meet the obligations assumed under the reinsurance contracts. The P&C Group monitors the financial strength of its reinsurers on an ongoing basis.

   Premiums earned and insurance losses and loss expenses are reported net of reinsurance in the consolidated statements of income.

   The effect of reinsurance on the premiums written and earned of the P&C Group was as follows:

	Years Ended December 31

	2004	2003	2002

	(in millions)
Direct premiums written	$12,001.3	$11,337.7	$9,799.3
Reinsurance assumed	1,397.7	1,266.0	806.1
Reinsurance ceded	(1,346.1)	(1,535.8)	(1,558.1)

Net premiums written	$12,052.9	$11,067.9	$9,047.3

Direct premiums earned	$11,663.8	$10,720.0	$8,743.8
Reinsurance assumed	1,367.7	1,094.4	761.8
Reinsurance ceded	(1,395.8)	(1,631.9)	(1,420.3)

Net premiums earned	$11,635.7	$10,182.5	$8,085.3

   Reinsurance recoveries by the P&C Group that have been deducted from insurance losses and loss expenses were $803.0 million, $767.0 million and $1,216.1 million in 2004, 2003 and 2002, respectively.

(4) Invested Assets and Related Income

   (a) The amortized cost and estimated market value of fixed maturities were as follows:

	December 31

	2004				2003

		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Appreciation	Depreciation	Value	Cost	Appreciation	Depreciation	Value

	(in millions)
Held-to-maturity — Tax exempt	$317.2	$21.1	$—	$338.3	$467.0	$35.3	$.1	$502.2

Available-for-sale
Tax exempt	13,522.6	570.2	21.5	14,071.3	10,509.7	660.2	15.9	11,154.0

Taxable
U.S. Government and government agency and authority obligations	2,804.7	13.6	13.6	2,804.7	2,041.7	29.6	6.3	2,065.0
Corporate bonds	2,437.9	107.3	11.4	2,533.8	1,970.1	140.5	6.0	2,104.6
Foreign bonds	4,353.6	125.8	7.2	4,472.2	3,080.5	87.9	21.0	3,147.4
Mortgage-backed securities	3,711.3	71.6	28.6	3,754.3	3,384.5	66.3	32.7	3,418.1
Redeemable preferred stocks	55.2	.7	.1	55.8	55.0	.6	—	55.6

	13,362.7	319.0	60.9	13,620.8	10,531.8	324.9	66.0	10,790.7

Total available-for-sale	26,885.3	889.2	82.4	27,692.1	21,041.5	985.1	81.9	21,944.7

Total fixed maturities	$27,202.5	$910.3	$82.4	$28,030.4	$21,508.5	$1,020.4	$82.0	$22,446.9

   The amortized cost and estimated market value of fixed maturities at December 31, 2004 by contractual maturity were as follows:

		Estimated
	Amortized	Market
	Cost	Value

	(in millions)
Held-to-maturity
Due in one year or less	$63.0	$64.1
Due after one year through five years	180.8	191.0
Due after five years through ten years	47.7	54.1
Due after ten years	25.7	29.1

	$317.2	$338.3

Available-for-sale
Due in one year or less	$859.8	$867.4
Due after one year through five years	6,532.2	6,683.6
Due after five years through ten years	8,263.0	8,609.4
Due after ten years	7,519.0	7,777.4

	23,174.0	23,937.8

Mortgage-backed securities	3,711.3	3,754.3

	$26,885.3	$27,692.1

   Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations.

   (b) The components of unrealized appreciation or depreciation of investments carried at market value were as follows:

	December 31

	2004	2003

	(in millions)
Equity securities
Gross unrealized appreciation	$162.5	$141.0
Gross unrealized depreciation	8.5	8.0

	154.0	133.0

Fixed maturities
Gross unrealized appreciation	889.2	985.1
Gross unrealized depreciation	82.4	81.9

	806.8	903.2

	960.8	1,036.2
Deferred income tax liability	336.3	362.6

	$624.5	$673.6

   At December 31, 2004 and 2003, equity securities and fixed maturities with an aggregate market value of $1,685.3 million and $228.7 million, respectively, had been in an unrealized loss position for a period greater than 12 months and the aggregate amount of unrealized depreciation on such invested assets was $36.2 million and $11.7 million, respectively.

   The change in unrealized appreciation or depreciation of investments carried at market value was as follows:

	Years Ended December 31

	2004	2003	2002

	(in millions)
Change in unrealized appreciation or depreciation of equity securities	$21.0	$139.1	$41.4
Change in unrealized appreciation of fixed maturities	(96.4)	(3.7)	470.7

	(75.4)	135.4	512.1
Deferred income tax (credit)	(26.3)	47.3	179.2

	$(49.1)	$88.1	$332.9

   The unrealized appreciation of fixed maturities carried at amortized cost is not reflected in the financial statements. The change in unrealized appreciation of fixed maturities carried at amortized cost was a decrease of $14.1 million, $20.6 million and $8.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

  (c) The sources of net investment income were as follows:

	Years Ended December 31

	2004	2003	2002

	(in millions)
Fixed maturities	$1,155.5	$1,003.0	$943.3
Equity securities	50.0	36.2	14.4
Short term investments	44.3	71.3	36.8
Other	6.2	7.8	2.8

Gross investment income	1,256.0	1,118.3	997.3
Investment expenses	24.7	29.0	24.7

	$1,231.3	$1,089.3	$972.6

  (d) Realized investment gains and losses were as follows:

	Years Ended December 31

	2004	2003	2002

	(in millions)
Fixed maturities
Gross realized gains	$97.1	$131.9	$125.0
Gross realized losses	(72.5)	(65.5)	(62.9)
Other than temporary impairments	(.2)	(42.1)	(45.7)

	24.4	24.3	16.4

Equity securities
Gross realized gains	336.2	159.8	122.7
Gross realized losses	(111.0)	(85.2)	(37.8)
Other than temporary impairments	—	(14.5)	(67.4)

	225.2	60.1	17.5

Sale of The Chubb Institute	(31.4)	—	—

Realized investment gains	218.2	84.4	33.9
Income tax	72.2	29.5	11.9

	$146.0	$54.9	$22.0

   In September 2004, the Corporation sold The Chubb Institute, Inc., its post secondary educational subsidiary.

(5) Deferred Policy Acquisition Costs

   Policy acquisition costs deferred and the related amortization charged against income were as follows:

	Years Ended December 31

	2004	2003	2002

	(in millions)
Balance, beginning of year	$1,343.4	$1,150.0	$928.8

Costs deferred during year
Commissions and brokerage	1,634.5	1,491.6	1,236.1
Premium taxes and assessments	256.3	239.1	203.8
Salaries and operating costs	1,029.1	973.2	850.4

	2,919.9	2,703.9	2,290.3
Increase due to foreign exchange	14.7	25.1	8.7
Amortization during year	(2,843.3)	(2,535.6)	(2,077.8)

Balance, end of year	$1,434.7	$1,343.4	$1,150.0

(6)	Real Estate

   The components of real estate assets were as follows:

	December 31

	2004	2003

	(in millions)
Mortgages and notes receivable	$19.7	$18.0
Income producing properties	157.9	183.4
Construction in progress	28.6	32.2
Land under development and unimproved land	268.0	285.2

	$474.2	$518.8

   Depreciation expense related to income producing properties was $5.9 million, $4.1 million and $4.5 million for 2004, 2003 and 2002, respectively.

(7) Property and Equipment

   Property and equipment included in other assets were as follows:

	December 31

	2004	2003

	(in millions)
Cost	$840.9	$852.0
Accumulated depreciation	411.6	393.5

	$429.3	$458.5

   Depreciation expense related to property and equipment was $99.7 million, $103.9 million and $98.6 million for 2004, 2003 and 2002, respectively.

(8) Debt and Credit Arrangements

   (a) Long term debt consisted of the following:

	December 31

	2004	2003

	(in millions)
Mortgages	$42.3	$42.7
6.15% notes due August 15, 2005	300.0	300.0
4% notes due November 16, 2007	600.0	600.0
7 1/8% notes due December 15, 2007	75.0	75.0
3.95% notes due April 1, 2008	225.0	225.0
2.25% notes due August 16, 2008	460.0	460.0
6% notes due November 15, 2011	400.0	400.0
5.2% notes due April 1, 2013	275.0	275.0
6.6% debentures due August 15, 2018	100.0	100.0
8.675% capital securities due February 1, 2027	125.0	125.0
6.8% debentures due November 15, 2031	200.0	200.0

	2,802.3	2,802.7
Fair value of interest rate swap	11.4	11.2

	$2,813.7	$2,813.9

   The mortgages are obligations of Bellemead Development Corporation, a wholly owned subsidiary of Chubb, and are payable in varying amounts monthly through 2010. At December 31, 2004, the interest rate for the mortgages payable approximated 8.5%.

   The Corporation filed a shelf registration statement which the Securities and Exchange Commission declared effective in June 2003, under which up to $2.5 billion of various types of securities may be issued. At December 31, 2004, approximately $650 million remained under the shelf.

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

   The 2.25% notes and the 4% notes will be remarketed in May 2006 and August 2005, respectively. At the time the respective notes are remarketed, the remarketing agent will have the ability to reset the interest rate on the notes in order to generate sufficient remarketing proceeds to satisfy the holder’s obligation under the purchase contract or warrant. If the notes are not successfully remarketed, the Corporation will exercise its rights as a secured party to obtain and extinguish the notes and deliver its common stock to the holders pursuant to the purchase contracts or warrants. The purchase contracts and warrants are further described in Note (18)(c).

   The 6.15% notes, the 3.95% notes, the 6% notes, the 5.2% notes, the 6.6% debentures and the 6.8% debentures are all unsecured obligations of Chubb.

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

   Chubb is a party to a cancelable interest rate swap agreement with a notional amount of $125 million that replaces the fixed rate of the capital securities with the 3-month LIBOR rate plus 204 basis points. The swap agreement provides only for the exchange of interest on the notional amount. The interest rate swap matures in February 2027. The fair value of the swap is included in other assets, offset by a corresponding increase to long term debt.

   The amounts of long term debt due annually during the five years subsequent to December 31, 2004 are as follows:

Years Ending
December 31	Mortgages	Notes	Total

	(in millions)
2005	$.6	$300.0	$300.6
2006	.6	—	.6
2007	.7	675.0	675.7
2008	.7	685.0	685.7
2009	.8	—	.8

   (b) Interest costs of $138.7 million, $130.1 million and $83.8 million were incurred in 2004, 2003 and 2002, respectively. Interest paid was $135.6 million, $122.2 million and $85.0 million in 2004, 2003 and 2002, respectively.

   (c) The Corporation has two credit agreements with a group of banks that provide for unsecured borrowings of up to $500 million in the aggregate. The $250 million short term revolving credit facility, which was to have terminated on June 24, 2004, was extended to June 22, 2005, and may be renewed or replaced. The $250 million medium term revolving credit facility terminates on June 28, 2007. On the respective termination dates for these agreements, any loans then outstanding become payable. There have been no borrowings under these agreements. Various interest rate options are available to the Corporation, all of which are based on market interest rates. The Corporation pays a fee to have these credit facilities available. Unused credit facilities are available for general corporate purposes and to support the commercial paper borrowing arrangement of Chubb Capital Corporation, a wholly owned subsidiary of Chubb.

(9) Unpaid Losses and Loss Expenses

   The process of establishing loss reserves is complex and imprecise as it must take into consideration many variables that are subject to the outcome of future events. As a result, informed subjective judgments as to the P&C Group’s ultimate exposure to losses are an integral component of the loss reserving process.

   Most of the P&C Group’s loss reserves relate to long tail liability classes of business. For many liability claims significant periods of time, ranging up to several years or more, may elapse between the occurrence of the loss, the reporting of the loss and the settlement of the claim. The longer the time span between the incidence of a loss and the settlement of the claim, the more the ultimate settlement can vary.

   There are numerous factors that contribute to the inherent uncertainty in the process of establishing loss reserves. Among these factors are changes in the inflation rate for goods and services related to covered damages such as medical care and home repair costs; changes in the judicial environment regarding the interpretation of policy provisions relating to the determination of coverage; changes in the general attitude of juries in the determination of liability and damages; legislative changes including the impact of the Class Action Fairness Act of 2005; changes in the medical condition of claimants; changes in the estimates of the number and/or severity of claims that have been incurred but not reported as of the date of the financial statements; and changes in the P&C Group’s underwriting standards and/ or claim handling procedures.

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

   The future impact of the various factors that contribute to the uncertainty in the loss reserving process and of emerging or potential claims and coverage issues is extremely hard to predict and cannot be quantified.

   The estimation of loss reserves relating to asbestos and toxic waste claims on insurance policies written many years ago is subject to greater uncertainty than other types of claims due to inconsistent court decisions as well as judicial interpretations and legislative actions that in some cases have tended to broaden coverage beyond the original intent of such policies and in others have expanded theories of liability. The insurance industry as a whole is engaged in extensive litigation over these coverage and liability issues and is thus confronted with a continuing uncertainty in its efforts to quantify these exposures.

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

   The plaintiffs’ bar continues to solicit new claimants through extensive advertising and through asbestos medical screenings. Litigation is then initiated even though a vast majority of the new claimants do not show any signs of asbestos-related disease. Thus, new asbestos claims and new exposures on existing claims have continued unabated despite the fact that usage of asbestos has declined since the mid-1970’s. It is expected that the P&C Group will continue to receive a significant number of new asbestos claims for at least the next several years.

   To date, approximately 75 manufacturers and distributors of asbestos products have filed for bankruptcy protection as a result of asbestos liabilities. In the past, bankruptcies generally were filed by companies with no financial alternative. A recent disturbing development is an increase in prepackaged bankruptcies, which are designed to circumvent the normal bankruptcy process. A prepackaged bankruptcy involves a pre-filing agreement to a plan between the debtor and its creditors, including current and future asbestos claimants. Although the debtor is negotiating in part with its insurers’ money, insurers are not given the opportunity to participate in the negotiations. Prepackaged bankruptcies also accelerate payments by insurers compared with the tort system. The P&C Group is actively engaged, as part of industry coalitions, in challenging these prepackaged bankruptcies where appropriate. A few recent federal court decisions have expressed skepticism about the propriety of this device.

   The P&C Group’s most significant individual asbestos exposures involve products liability on the part of “traditional” defendants who were engaged in the manufacture, distribution or installation of asbestos products. The P&C Group wrote excess liability and/or general liability coverages for these insureds. While these insureds are relatively few in number, such exposure has increased in recent years due to the increased volume of claims, the erosion of much of the underlying limits and the bankruptcies of target defendants.

   The P&C Group’s other asbestos exposures involve products and non-products liability on the part of “peripheral” defendants, including a mix of manufacturers, distributors and installers of certain products that contain asbestos in small quantities and owners or operators of properties where asbestos was present. Generally, these insureds are named defendants on a regional rather than a nationwide basis. As the financial resources of traditional asbestos defendants have been depleted, plaintiffs are targeting these viable peripheral parties with greater frequency and, in many cases, for larger awards.

   Asbestos claims against the major manufacturers, distributors or installers of asbestos products were presented under the products liability section of primary general liability policies as well as under excess liability policies, both of which typically had aggregate limits that capped an insurer’s liability. In recent years, a number of asbestos claims by insureds are being presented as “non-products” claims, such as those by installers of asbestos products and by property owners or operators who allegedly had asbestos on their property, under the premises or operations section of primary general liability policies. Unlike products exposures, these non-products exposures typically had no aggregate limits, creating potentially greater exposure for insurers. Further, in an effort to seek additional insurance coverage, some insureds with installation activities who have substantially eroded their products coverage are presenting new asbestos claims as non-products operations claims or attempting to reclassify previously settled products claims as non-products claims to restore a portion of previously exhausted products aggregate limits. It is difficult to predict whether insureds will be successful in asserting claims under non-products coverage or whether insurers will be successful in asserting additional defenses. Therefore, the future impact of such efforts on insurers is uncertain.

   In establishing asbestos reserves, the exposure presented by each insured is evaluated. As part of this evaluation, consideration is given to a variety of factors including the available insurance coverage; limits and deductibles; the jurisdictions involved; past settlement values of similar claims; the potential role of other insurance, particularly underlying coverage below excess liability policies; potential bankruptcy impact; and applicable coverage defenses, including asbestos exclusions.

   Significant uncertainty remains as to the ultimate liability of the P&C Group relating to asbestos related claims. This uncertainty is due to several factors including the long latency period between asbestos exposure and disease manifestation and the resulting potential for involvement of multiple policy periods for individual claims; the increase in the volume of claims by unimpaired plaintiffs; claims filed under the non-aggregate premises or operations section of general liability policies; the number of insureds seeking bankruptcy protection and the impact of prepackaged bankruptcies; diverging legal interpretations; and the possibility, however remote, of federal legislation that would address the asbestos problem.

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

   Without federal movement on Superfund reform, the enforcement of Superfund liability is shifting to the states. States are being forced to reconsider state-level cleanup statutes and regulations. In a few states, cases have been brought against insureds or directly against insurance companies for environmental pollution and natural resources damages. To date, only a few natural resources claims have been filed and they are being vigorously defended. As individual states move forward, the potential for conflicting state regulation becomes greater. Significant uncertainty remains as to the cost of remediating the state sites. Because of the large number of state sites, such sites could prove even more costly in the aggregate than Superfund sites.

   In establishing toxic waste reserves, the exposure presented by each insured is evaluated. As part of this evaluation, consideration is given to the probable liability, available insurance coverage, past settlement values of similar exposures as well as facts that are unique to each insured.

   Insurance losses and loss expenses of the P&C Group included $75 million, $250 million and $741 million in 2004, 2003 and 2002, respectively, related to asbestos and toxic waste claims.

   A reconciliation of the beginning and ending liability for unpaid losses and loss expenses, net of reinsurance recoverable, and a reconciliation of the net liability to the corresponding liability on a gross basis is as follows:

	2004	2003	2002

	(in millions)
Gross liability, beginning of year	$17,947.8	$16,713.1	$15,514.9
Reinsurance recoverable, beginning of year	3,426.6	4,071.5	4,505.2

Net liability, beginning of year	14,521.2	12,641.6	11,009.7

Net incurred losses and loss expenses related to
Current year	6,994.0	6,469.9	5,274.9
Prior years	326.9	397.3	789.7

	7,320.9	6,867.2	6,064.6

Net payments for losses and loss expenses related to
Current year	1,691.4	1,588.8	1,348.2
Prior years	3,342.0	3,398.8	3,084.5

	5,033.4	4,987.6	4,432.7

Net liability, end of year	16,808.7	14,521.2	12,641.6
Reinsurance recoverable, end of year	3,483.2	3,426.6	4,071.5

Gross liability, end of year	$20,291.9	$17,947.8	$16,713.1

   The gross liability for unpaid losses and loss expenses and reinsurance recoverable included $700.5 million and $582.1 million, respectively, at December 31, 2004, $999.3 million and $748.2 million, respectively, at December 31, 2003, and $2,062.6 million and $1,557.9 million, respectively, at December 31, 2002 related to the September 11, 2001 attack.

   Because loss reserve estimates are subject to the outcome of future events, changes in estimates are unavoidable given that loss trends vary and time is required for changes in trends to be recognized and confirmed. During 2004, the P&C Group experienced overall unfavorable development of $326.9 million on net unpaid losses and loss expenses established as of the previous year end. This compares with unfavorable one year development of $397.3 million in 2003 and $789.7 million in 2002. Such adverse development was reflected in operating results in these respective years.

   The net unfavorable development of $326.9 million in 2004 was the result of various positive and negative factors. Unfavorable development of about $415 million was experienced in the executive protection classes, principally directors and officers liability and errors and omissions liability, resulting from adverse loss trends in accident years 1998 through 2002 due in large part to claims related to corporate failures and allegations of management misconduct and accounting irregularities, especially those involving investment banks and other financial institutions. Unfavorable development of about $185 million was experienced related to accident years prior to 1994, due largely to strengthening of loss reserves for asbestos and other liability claims. Unfavorable development of about $50 million was experienced in the workers’ compensation class due primarily to higher average severity of the medical portion of these claims. Favorable development of about $270 million was experienced related to the 2003 accident year, due in large part to an unusually low amount of late reported homeowners and commercial property losses. Favorable development of $80 million was experienced due to a reduction in net loss reserves related to the September 11 attack.

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

   The unfavorable development in 2002 was due primarily to strengthening of asbestos and toxic waste loss reserves by $741 million during the year. In addition, unfavorable development of about $100 million was experienced in the homeowners class due to an increase in the severity of water damage and related mold claims. In the executive protection classes, adverse loss trends in the more recent accident years more than offset favorable loss experience in older accident years, resulting in unfavorable development of about $50 million during the year. Favorable development of $88 million was experienced due to a reduction in net surety loss reserves resulting from the settlement of litigation related to Enron Corp.

   Management believes that the aggregate loss reserves of the P&C Group at December 31, 2004 were adequate to cover claims for losses that had occurred, including both those known and those yet to be reported. In establishing such reserves, management considers facts currently known and the present state of the law and coverage litigation. However, given the judicial decisions and legislative actions that have broadened the scope of coverage and expanded theories of liability in the past and the possibilities of similar interpretations in the future, particularly as they relate to asbestos claims and, to a lesser extent, toxic waste claims, it is possible that management’s estimate of the ultimate liability for losses that occurred as of December 31, 2004 may increase in future periods. Such increases in estimates could have a material adverse effect on the Corporation’s future operating results. However, management does not expect that any such increases would have a material effect on the Corporation’s consolidated financial condition.

(10) Federal and Foreign Income Tax

   (a) Income tax expense (credit) consisted of the following components:

	Years Ended December 31

	2004	2003	2002

	(in millions)
Current tax
United States	$337.6	$170.7	$32.4
Foreign	97.2	51.0	39.8
Deferred tax expense (credit), principally United States	85.0	(96.9)	(126.7)

	$519.8	$124.8	$(54.5)

   Federal and foreign income taxes paid were $377.7 million, $133.9 million and $38.5 million in 2004, 2003 and 2002, respectively.

   (b) The effective income tax rate is different than the statutory federal corporate tax rate. The reasons for the different effective tax rate were as follows:

	Years Ended December 31

	2004		2003		2002

		% of		% of		% of
		Pre-Tax		Pre-Tax		Pre-Tax
	Amount	Income	Amount	Income	Amount	Income

	(in millions)
Income before federal and foreign income tax	$2,068.2		$933.6		$168.4

Tax at statutory federal income tax rate	$723.9	35.0%	$326.7	35.0%	$58.9	35.0%
Tax exempt interest income	(174.0)	(8.4)	(150.1)	(16.1)	(150.8)	(89.5)
Valuation allowance	—	—	(40.0)	(4.3)	40.0	23.7
Other, net	(30.1)	(1.5)	(11.8)	(1.2)	(2.6)	(1.6)

Actual tax (credit)	$519.8	25.1%	$124.8	13.4%	$(54.5)	(32.4)%

   Deferred income tax assets are established related to the expected future U.S. tax benefit of losses and foreign taxes incurred by the Corporation’s foreign subsidiaries. Realization of these deferred tax assets depends on the ability to generate sufficient taxable income in future periods in the appropriate taxing jurisdictions. A valuation allowance of $40.0 million was established at December 31, 2002 to reflect management’s assessment that the realization of a portion of the deferred tax assets was uncertain due to the inability of a foreign subsidiary to generate sufficient taxable income in the near term. This foreign subsidiary was profitable in 2003, which reduced the deferred tax assets related to the expected future U.S. tax benefit of losses incurred by the subsidiary. Accordingly, the valuation allowance was eliminated at December 31, 2003.

   (c) The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities were as follows:

	December 31

	2004	2003

	(in millions)
Deferred income tax assets
Unpaid losses and loss expenses	$670.9	$602.5
Unearned premiums	361.9	336.8
Postretirement benefits	40.7	46.4
Alternative minimum tax credit carryforward	59.5	192.5
Foreign tax credits and operating loss carryforwards	306.8	277.4
Other, net	92.0	141.5

Total	1,531.8	1,597.1

Deferred income tax liabilities
Deferred policy acquisition costs	435.5	408.1
Unremitted earnings of foreign subsidiaries	203.2	149.2
Real estate assets	23.3	35.8
Unrealized appreciation of investments	336.3	362.6

Total	998.3	955.7

Net deferred income tax asset	$533.5	$641.4

   Although realization of deferred tax assets is not assured, management believes that it is more likely than not that the deferred tax assets will be realized. Accordingly, no valuation allowance was recorded at December 31, 2004 or 2003.

(11) Stock-Based Employee Compensation Plans

   (a) In 2004, the Corporation adopted the Long-Term Stock Incentive Plan (2004), which succeeded the Long-Term Stock Incentive Plan (2000). The Long-Term Stock Incentive Plan (2004), which is similar to the 2000 plan, provides for the granting of restricted stock units, restricted stock, performance shares, stock options, and other stock-based awards to key employees. The maximum number of shares of the Corporation’s common stock in respect to which stock-based awards may be granted under the 2004 Plan is 5,800,000 newly authorized shares, plus any shares remaining available for issuance under the 2000 Plan. At December 31, 2004, 6,842,000 shares were available for grant under the 2004 Plan.

   During 2004, the Corporation changed the emphasis of its equity compensation program from stock options to other equity awards.

   Restricted stock unit awards are payable in cash, in shares of the Corporation’s common stock, or in a combination of both. Restricted stock unit awards are not considered to be outstanding shares of common stock, have no voting rights and are subject to forfeiture during the restriction period. Holders of restricted stock unit awards may receive dividend equivalents. Restricted stock awards consist of shares of the Corporation’s common stock granted at no cost to the employees. Shares of restricted stock become outstanding when granted, receive dividends and have voting rights. The shares are subject to forfeiture and to restrictions that prevent their sale or transfer during the restriction period. Performance share awards are based on the achievement of performance goals over performance cycle periods. Performance share awards are payable in cash, in shares of the Corporation’s common stock or in a combination of both.

   Stock options are granted at exercise prices not less than the fair market value of the Corporation’s common stock on the date of grant. The terms and conditions upon which options become exercisable may vary among grants. Options expire no later than ten years from the date of grant.

   Prior to 2003, the Corporation used the intrinsic value method of accounting for stock-based employee compensation, under which compensation cost was measured as the excess, if any, of the quoted market price of the stock at the measurement date over the amount an employee must pay to acquire the stock. Effective January 1, 2003, the Corporation adopted the fair value method of accounting for stock-based employee compensation using the modified prospective method of transition (see Note (2)).

   An amount equal to the fair market value at the date of grant of restricted stock unit awards, restricted stock awards, and performance share awards is expensed over the vesting period. The Corporation granted restricted stock unit awards, restricted stock awards and performance share awards with respect to 1,204,025 shares in 2004, 301,037 shares in 2003 and 438,918 shares in 2002. The weighted average fair market value per share of such awards was $68.41, $48.58 and $68.29 in 2004, 2003 and 2002, respectively. The aggregate amount charged against income with respect to these awards was $35.0 million, $17.8 million and $21.6 million in 2004, 2003 and 2002, respectively.

   Compensation cost was generally not recognized prior to 2003 for stock options granted since the exercise price of such grants was not less than the market price of the underlying stock on the date of grant. However, compensation cost was recognized for certain options that were modified subsequent to their grant. Under the fair value method of accounting for stock-based employee compensation, an amount equal to the fair market value of stock options at the date of grant is expensed over the period that such options become exercisable. The amount charged against income with respect to stock options was $29.0 million, $56.0 million and $0.6 million in 2004, 2003 and 2002, respectively.

   Additional information with respect to stock options is as follows:

	2004		2003		2002

	Number	Weighted Average	Number	Weighted Average	Number	Weighted Average
	of Shares	Exercise Price	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding, beginning of year	22,032,594	$60.87	19,855,186	$63.51	18,376,304	$59.66
Granted	179,579	71.73	4,326,225	46.90	4,371,066	73.63
Exercised	(3,994,258)	52.60	(1,031,414)	47.65	(2,276,529)	49.63
Forfeited	(476,617)	68.12	(1,117,403)	65.88	(615,655)	71.91

Outstanding, end of year	17,741,298	62.65	22,032,594	60.87	19,855,186	63.51

Exercisable, end of year	15,650,019	64.57	16,176,926	63.01	14,449,000	60.21

	December 31, 2004

	Options Outstanding			Options Exercisable

			Weighted Average
Range of	Number	Weighted Average	Remaining	Number	Weighted Average
Option Exercise Prices	Outstanding	Exercise Price	Contractual Life	Exercisable	Exercise Price

$ 3.95 — $48.75	5,454,790	$46.55	6.2	3,658,047	$46.79
49.75 — 71.00	6,955,182	64.47	4.7	6,660,646	64.60
71.09 — 92.10	5,331,326	76.74	5.2	5,331,326	76.74

	17,741,298	62.65	5.3	15,650,019	64.57

   (b) The Corporation has a Stock Purchase Plan under which substantially all employees are eligible to purchase shares of the Corporation’s common stock at a fixed price at the end of the offering period. The price is determined on the date the purchase rights are granted and the offering period cannot exceed 27 months. The number of shares an eligible employee may purchase is based on the employee’s compensation.

   The Corporation granted purchase rights with respect to 1,661,587 shares in 2002. The weighted average fair market value per share of such purchase rights was $14.69. No purchase rights were granted in 2003 and 2004. Under the fair value method of accounting for stock-based employee compensation, an amount equal to the fair market value of purchase rights at the date of grant is expensed over the offering period. The amount charged against income with respect to purchase rights was $3.6 million and $10.3 million in 2004 and 2003, respectively. Prior to 2003, in accordance with the intrinsic value method of accounting for stock-based employee compensation, compensation cost was not recognized for such rights.

   (c) The Corporation had a leveraged Employee Stock Ownership Plan (ESOP) in which substantially all employees were eligible to participate. At its inception in 1989, the ESOP used the proceeds of a $150.0 million loan from Chubb to purchase 7,792,204 newly issued shares of the Corporation’s common stock. The loan, which bore interest at 9%, was due in September 2004. The receivable from the ESOP, which was recorded as a separate reduction of shareholders’ equity on the consolidated balance sheets, was reduced as repayments were made on the loan principal.

   Chubb and its participating subsidiaries made semi-annual contributions to the ESOP. The contributions, together with the dividends on the shares of common stock in the ESOP, were used by the ESOP to make loan interest and principal payments to Chubb. As interest and principal were paid, a portion of the common stock was allocated to eligible employees. As of September 30, 2004, the loan was fully paid and all common shares held by the ESOP were allocated. During the fourth quarter of 2004, the ESOP was merged into the Corporation’s Capital Accumulation Plan.

   The Corporation used the cash payment method of recognizing ESOP expense. Cash contributions to the ESOP of $13.1 million in 2004 and $11.2 million in 2003 and 2002 were charged against income. Dividends on shares of common stock in the ESOP used for debt service were $5.9 million for 2004 and $7.7 million for 2003 and 2002.

(12)	Employee Benefits

   (a) The Corporation has several non-contributory defined benefit pension plans covering substantially all employees. Prior to 2001, benefits were generally based on an employee’s years of service and average compensation during the last five years of employment. Effective January 1, 2001, the Corporation changed the formula for providing pension benefits from the final average pay formula to a cash balance formula. Under the cash balance formula, a notional account is established for each employee, which is credited semi-annually with an amount equal to a percentage of eligible compensation based on age and years of service as well as interest based on the account balance. Employees hired prior to 2001 will generally be eligible to receive vested benefits based on the higher of the final average pay or cash balance formulas.

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

   In 2004, the Corporation began to fund a portion of the health care benefits obligation where such funding could be accomplished on a tax effective basis. Previously, the Corporation did not fund these benefits in advance. Benefits are paid as covered expenses are incurred.

   The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act), which was enacted in December 2003, introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least equivalent to Medicare. In May 2004, the FASB issued FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which provides guidance on the accounting for the effects of the Act. The Corporation has concluded that enactment of the Act was not a significant event, as defined. The effects of the Act were included in the measurement of the other postretirement benefit obligation at December 31, 2004.

   The Corporation uses December 31 as the measurement date for its pension and other postretirement benefit plans.

   The following table sets forth the plans’ funded status and amounts recognized in the balance sheets:

			Other
			Postretirement
	Pension Benefits		Benefits

	2004	2003	2004	2003

	(in millions)
Benefit obligation	$1,076.9	$944.3	$216.0	$212.4
Plan assets at fair value	886.2	771.4	13.4	—

Benefit obligation in excess of plan assets	190.7	172.9	202.6	212.4
Unrecognized net loss from past experience different from that assumed	(258.2)	(224.8)	(7.5)	(21.9)
Unrecognized prior service cost	(14.5)	(16.3)	—	—

Liability (asset) included in other liabilities	$(82.0)	$(68.2)	$195.1	$190.5

   The accumulated benefit obligation for the pension plans was $836.5 million and $733.8 million at December 31, 2004 and 2003, respectively. The accumulated benefit obligation is the present value of pension benefits as of the measurement date based on employee service and compensation prior to that date. It differs from the pension benefit obligation in the above table in that it includes no assumptions about future compensation levels.

   The weighted average assumptions used to determine the benefit obligations were as follows:

			Other
			Postretirement
	Pension Benefits		Benefits

	2004	2003	2004	2003

Discount rate	6.25%	6.5%	6.25%	6.5%
Rate of compensation increase	4.5	4.5	—	—

   The Corporation made pension plan contributions of $65.0 million and $235.6 million during 2004 and 2003, respectively. The Corporation made other postretirement benefit plan contributions of $12.8 million during 2004. No other postretirement benefit plan contributions were made during 2003.

   The components of net pension and other postretirement benefit costs were as follows:

				Other
	Pension Benefits			Postretirement Benefits

	2004	2003	2002	2004	2003	2002

	(in millions)
Service cost	$50.2	$42.7	$32.1	$8.5	$6.7	$5.2
Interest cost	61.2	55.2	46.9	14.7	12.6	9.9
Expected return on plan assets	(66.9)	(55.0)	(51.9)	(.2)	—	—
Other costs (gains)	14.2	3.5	9.6	1.4	.4	(.9)

	$58.7	$46.4	$36.7	$24.4	$19.7	$14.2

   The weighted average assumptions used to determine net pension and other postretirement benefit costs were as follows:

				Other
	Pension Benefits			Postretirement Benefits

	2004	2003	2002	2004	2003	2002

Discount rate	6.5%	7.0%	7.25%	6.5%	7.0%	7.25%
Rate of compensation increase	4.5	4.5	4.5	—	—	—
Expected long term rate of return on plan assets	8.5	8.75	8.75	8.5	—	—

   The weighted average health care cost trend rate assumptions used to measure the expected cost of medical benefits were as follows:

	December 31

	2004	2003

Health care cost trend rate for next year	10.0%	11.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2013	2013

   The health care cost trend rate assumption has a significant effect on the amount of the accumulated other postretirement benefit obligation and the net other postretirement benefit cost reported. To illustrate, a one percent increase or decrease in the trend rate for each year would increase or decrease the accumulated other postretirement benefit obligation at December 31, 2004 by approximately $38 million and the aggregate of the service and interest cost components of net other postretirement benefit cost for the year ended December 31, 2004 by approximately $5 million.

   Pension plan and other postretirement benefit plan assets are invested with the long term objective of earning sufficient amounts to cover expected benefit obligations, while assuming a prudent level of risk. The Corporation seeks to obtain a rate of return that over time equals or exceeds the returns of the broad markets in which the plan assets are invested. The target allocation of plan assets is 55% to 65% invested in equity securities, with the remainder invested in fixed maturities. The portfolio is rebalanced periodically, when percentages deviate from this target allocation. The Corporation determined the expected long term rate of return assumption based on an analysis of the portfolios’ historical returns and the expectations for future returns for each asset class as well as the target allocation of plan assets.

   Plan assets are currently invested in a diversified portfolio of predominately U.S. equity securities and fixed maturities. The plan assets weighted average allocation was as follows:

	December 31

	2004	2003

Equity securities	61%	60%
Fixed maturities	39	40

	100%	100%

   The estimated benefits expected to be paid in each of the next five years and in the aggregate for the following five years are as follows:

		Other
Years Ending		Postretirement
December 31	Pension Benefits	Benefits

	(in millions)
2005	$37.3	$7.9
2006	41.1	7.5
2007	42.9	8.1
2008	47.9	8.7
2009	54.5	9.4
2010-2014	358.0	63.2

   (b) The Corporation has a savings plan, the Capital Accumulation Plan, in which substantially all employees are eligible to participate. Under this plan, the employer makes a matching contribution annually equal to 100% of each eligible employee’s pre-tax elective contributions, up to 4% of the employee’s eligible compensation. Contributions are invested at the election of the employee in the Corporation’s common stock or in various other investment funds. Employer contributions of $24.0 million, $23.2 million and $20.3 million were charged against income in 2004, 2003 and 2002, respectively.

(13) Segments Information

   The principal business of the Corporation is property and casualty insurance. The profitability of the property and casualty insurance business depends on the results of both underwriting operations and investments, which are viewed as two distinct operations. The underwriting operations are managed and evaluated separately from the investment function.

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

   Management uses underwriting results determined in accordance with generally accepted accounting principles (GAAP) to assess the overall performance of the underwriting operations. To convert statutory underwriting results to a GAAP basis, policy acquisition expenses are deferred and amortized over the period in which the related premiums are earned. Underwriting income determined in accordance with GAAP is defined as premiums earned less losses and loss expenses incurred and GAAP underwriting expenses incurred.

   Investment income performance is based on investment income net of investment expenses, excluding realized investment gains and losses.

   Distinct investment portfolios are not maintained for each underwriting segment. Property and casualty invested assets are available for payment of losses and expenses for all classes of business. Therefore, such assets and the related investment income are not allocated to underwriting segments.

   Revenues, income before income tax and assets of each operating segment were as follows:

	Years Ended December 31

	2004	2003	2002

	(in millions)
Revenues
Property and casualty insurance
Premiums earned
Personal insurance	$2,710.0	$2,439.4	$2,130.2
Commercial insurance	4,397.1	3,784.4	2,927.2
Specialty insurance	4,528.6	3,958.7	3,027.9

	11,635.7	10,182.5	8,085.3
Investment income	1,207.0	1,082.9	952.2

Total property and casualty insurance	12,842.7	11,265.4	9,037.5
Chubb Financial Solutions non-insurance business	(.5)	(62.3)	(50.5)
Corporate and other	116.8	106.5	119.4
Realized investment gains	218.2	84.4	33.9

Total revenues	$13,177.2	$11,394.0	$9,140.3

Income (loss) before income tax
Property and casualty insurance
Underwriting
Personal insurance	$157.2	$(5.2)	$(1.9)
Commercial insurance	660.8	54.2	(696.0)
Specialty insurance	(48.5)	(112.8)	(140.5)

	769.5	(63.8)	(838.4)
Increase in deferred policy acquisition costs	76.6	168.3	212.5

Underwriting income (loss)	846.1	104.5	(625.9)
Investment income	1,184.3	1,058.4	929.4
Other charges	(4.7)	(29.5)	(25.3)

Total property and casualty insurance	2,025.7	1,133.4	278.2
Chubb Financial Solutions non-insurance business	(17.2)	(126.9)	(69.8)
Corporate and other loss	(158.5)	(157.3)	(73.9)
Realized investment gains	218.2	84.4	33.9

Total income before income tax	$2,068.2	$933.6	$168.4

	December 31

	2004	2003	2002

	(in millions)
Assets
Property and casualty insurance	$42,049.2	$36,257.0	$32,804.5
Corporate and other	2,226.4	2,163.9	1,344.0
Adjustments and eliminations	(15.3)	(60.3)	(67.6)

Total assets	$44,260.3	$38,360.6	$34,080.9

   Property and casualty commercial insurance underwriting results for 2004, 2003 and 2002 included net losses of $75 million, $250 million and $741 million, respectively, related to asbestos and toxic waste claims.

   The international business of the property and casualty insurance segment is conducted primarily through subsidiaries that operate solely outside of the United States. Their assets and liabilities are located principally in the countries where the insurance risks are written. International business is also written by branch offices of certain domestic subsidiaries.

   Revenues of the P&C Group by geographic area were as follows:

	Years Ended December 31

	2004	2003	2002

	(in millions)
Revenues
United States	$10,566.4	$9,302.2	$7,518.4
International	2,276.3	1,963.2	1,519.1

Total	$12,842.7	$11,265.4	$9,037.5

(14) Commitments and Contingent Liabilities

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

   CFS’s aggregate exposure, or retained risk, from its in-force portfolio credit default swaps and other derivative financial instruments is referred to as notional amount. Notional amounts are used to express the extent of involvement in derivative transactions. The notional amounts are used to calculate the exchange of contractual cash flows and are not necessarily representative of the potential for gain or loss. Notional amounts are not recorded on the balance sheet.

   Future obligations with respect to derivative financial instruments are carried at estimated fair value at the balance sheet date and are included in other liabilities. The notional amount and fair value of future obligations under CFS’s derivative contracts by type of risk were as follows:

	December 31

	Notional Amount		Fair Value

	2004	2003	2004	2003

	(in billions)		(in millions)
Credit default swaps
Corporate securities	$1.3	$11.2	$5.1	$21.3
Asset-backed securities	7.4	10.5	8.5	23.0
Loan portfolios	—	3.0	—	2.2

	8.7	24.7	13.6	46.5
Other	.3	.4	8.2	8.8

Total	$9.0	$25.1	$21.8	$55.3

   CFS has entered into a contract that guarantees to the counterparty the payment of any principal and interest amount due and not paid with respect to a group of referenced securities. Chubb has guaranteed CFS’s obligations under the contract. At December 31, 2004, the notional amount of referenced securities was $1.9 billion. However, CFS’s maximum potential payment obligation is limited to $500 million regardless of the amount of losses that might be incurred on the $1.9 billion portfolio. Moreover, if losses are incurred, CFS’s payment obligations are limited to an extended payment schedule under which no payment would be due until 2010 at the earliest. The carried liability at December 31, 2004 and 2003 related to the guarantee was $186.4 million and was included in other liabilities.

   (b) A property and casualty insurance subsidiary issued a reinsurance contract to an insurer that provides financial guarantees on debt obligations. At December 31, 2004, the aggregate principal commitments related to this contract for which the subsidiary was contingently liable amounted to approximately $350 million, net of reinsurance. These commitments expire by 2023.

   (c) The Corporation occupies office facilities under lease agreements that expire at various dates through 2019; such leases are generally renewed or replaced by other leases. In addition, the Corporation leases data processing, office and transportation equipment. Most leases contain renewal options for increments ranging from three to ten years. All leases are operating leases.

   Rent expense was as follows:

	Years Ended
	December 31

	2004	2003	2002

	(in millions)
Office facilities	$97.3	$93.2	$89.9
Equipment	16.4	19.4	17.0

	$113.7	$112.6	$106.9

   At December 31, 2004, future minimum rental payments required under non-cancellable operating leases were as follows:

Years Ending
December 31
(in millions)
2005	$93.8
2006	87.9
2007	86.0
2008	78.3
2009	68.9
After 2009	297.3

$712.2

   (d) The Corporation had certain commitments totaling $486 million at December 31, 2004 to fund limited partnership investments. These capital commitments can be called by the partnerships during the commitment period (on average, 1 to 4 years) to fund working capital needs or the purchase of new investments.

(15) Earnings Per Share

   Basic earnings per common share is based on net income divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share includes the potential dilutive effect, using the treasury stock method, of outstanding awards under stock-based employee compensation plans and of purchase contracts and mandatorily exercisable warrants to purchase the Corporation’s common stock.

   The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31

	2004	2003	2002

	(in millions except for per share
	amounts)
Basic earnings per share:
Net income	$1,548.4	$808.8	$222.9

Weighted average number of common shares outstanding	189.9	179.2	170.5

Basic earnings per share	$8.15	$4.51	$1.31

Diluted earnings per share:
Net income	$1,548.4	$808.8	$222.9

Weighted average number of common shares outstanding	189.9	179.2	170.5
Additional shares from assumed exercise of stock-based compensation awards	3.1	2.1	2.4
Additional shares from assumed issuance of common stock upon settlement of purchase contracts and mandatorily exercisable warrants	.2	—	—

Weighted average number of common shares and potential common shares assumed outstanding for computing diluted earnings per share	193.2	181.3	172.9

Diluted earnings per share	$8.01	$4.46	$1.29

   In 2004, 2003 and 2002, options to purchase 7.6 million shares, 11.7 million shares and 8.5 million shares of common stock with weighted average exercise prices of $75.01 per share, $70.98 per share and $73.07 per share, respectively, were excluded from the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the Corporation’s common stock. For additional disclosure regarding the stock-based compensation awards, see Note (11).

   The purchase contracts and mandatorily exercisable warrants affect diluted earnings per share only during periods when the average market price of a share of the Corporation’s common stock is above the threshold appreciation price of $71.40 and $69.10, respectively. The average market price of the Corporation’s common stock during the periods the purchase contracts and warrants were outstanding in 2003 and 2002 was below these prices. Accordingly, shares issuable upon the settlement of the purchase contracts and warrants were excluded from the computation of diluted earnings per share during these years.

(16) Comprehensive Income

   Comprehensive income is defined as all changes in shareholders’ equity, except those arising from transactions with shareholders. Comprehensive income includes net income and other comprehensive income, which for the Corporation consists of changes in unrealized appreciation or depreciation of investments carried at market value and changes in foreign currency translation gains or losses.

   The components of other comprehensive income or loss were as follows:

	Years Ended December 31

	2004			2003			2002

	Before	Income		Before	Income		Before	Income
	Tax	Tax	Net	Tax	Tax	Net	Tax	Tax	Net

	(in millions)
Unrealized holding gains arising during the year	$142.8	$45.9	$96.9	$219.8	$76.8	$143.0	$546.0	$191.1	$354.9
Less: reclassification adjustment for realized gains included in net income	218.2	72.2	146.0	84.4	29.5	54.9	33.9	11.9	22.0

Net unrealized gains (losses) recognized in other comprehensive income	(75.4)	(26.3)	(49.1)	135.4	47.3	88.1	512.1	179.2	332.9
Foreign currency translation gains	103.5	36.5	67.0	106.2	37.7	68.5	25.8	9.3	16.5

Total other comprehensive income	$28.1	$10.2	$17.9	$241.6	$85.0	$156.6	$537.9	$188.5	$349.4

(17) Fair Values of Financial Instruments

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

(iii) Fair values of equity securities are based on quoted market prices. Fair values of investment partnerships are based on external market valuations from partnership management.

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

   The carrying values and fair values of financial instruments were as follows:

	December 31

	2004		2003

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	(in millions)
Assets
Invested assets
Short term investments	$1,307.5	$1,307.5	$2,695.9	$2,695.9
Fixed maturities (Note 4)
Held-to-maturity	317.2	338.3	467.0	502.2
Available-for-sale	27,692.1	27,692.1	21,944.7	21,944.7
Equity securities	1,841.3	1,841.3	1,514.4	1,514.4
Real estate mortgages and notes receivable (Note 6)	19.7	18.5	18.0	16.9
Interest rate swap	11.4	11.4	11.2	11.2
Liabilities
Long term debt (Note 8)	2,802.3	3,113.0	2,802.7	3,096.3
Credit derivatives (Note 14)	21.8	21.8	55.3	55.3

(18) Shareholders’ Equity

   (a) The authorized but unissued preferred shares may be issued in one or more series and the shares of each series shall have such rights as fixed by the Board of Directors.

   (b) In June 2003, Chubb sold 15,525,000 shares of common stock through a public offering. The net proceeds of $887 million from the sale were credited to common stock and paid-in surplus.

   The activity of the Corporation’s common stock was as follows:

	Years Ended December 31

	2004	2003	2002

	(number of shares)
Common stock issued
Balance, beginning of year	195,803,824	180,296,834	180,131,238
Common stock offering	—	15,525,000	—
Share activity under option and incentive plans	—	(18,010)	165,596

Balance, end of year	195,803,824	195,803,824	180,296,834

Treasury stock
Balance, beginning of year	7,840,448	9,095,162	10,059,857
Repurchase of shares	—	—	1,500,000
Share activity under option and incentive plans	(4,713,166)	(1,254,714)	(2,464,695)

Balance, end of year	3,127,282	7,840,448	9,095,162

Common stock outstanding, end of year	192,676,542	187,963,376	171,201,672

   (c) In June 2003, Chubb issued 18.4 million purchase contracts to purchase the Corporation’s common stock and $460 million of 2.25% senior notes. The purchase contracts and notes were issued together in the form of 7% equity units. In November 2002, Chubb issued 24 million mandatorily exercisable warrants to purchase the Corporation’s common stock and $600 million of 4% senior notes. The warrants and notes were issued together in the form of 7% equity units. For further discussion of the notes and equity units, see Note (8)(a).

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

   A comparison of shareholders’ equity on a GAAP basis and policyholders’ surplus on a statutory basis is as follows:

	December 31

	2004		2003

	GAAP	Statutory	GAAP	Statutory

	(in millions)
P&C Group	$11,159.9	$7,847.7	$9,694.6	$6,368.1

Corporate and other	(1,033.5)		(1,172.6)

	$10,126.4		$8,522.0

   A comparison of GAAP and statutory net income (loss) is as follows:

	Years Ended December 31

	2004		2003		2002

	GAAP	Statutory	GAAP	Statutory	GAAP	Statutory

	(in millions)
P&C Group	$1,798.7	$1,664.1	$1,051.7	$915.6	$303.7	$(26.7)

Corporate and other	(250.3)		(242.9)		(80.8)

	$1,548.4		$808.8		$222.9

   (f) As a holding company, Chubb’s ability to continue to pay dividends to shareholders and to satisfy its obligations, including the payment of interest and principal on debt obligations, relies on the availability of liquid assets in Chubb, which is dependent in large part on the dividend paying ability of its property and casualty insurance subsidiaries. Various state insurance laws restrict the Corporation’s property and casualty insurance subsidiaries as to the amount of dividends they may pay without the prior approval of regulatory authorities. The restrictions are generally based on net income and on certain levels of policyholders’ surplus as determined in accordance with statutory accounting practices. Dividends in excess of such thresholds are considered “extraordinary” and require prior regulatory approval. During 2004, these subsidiaries paid cash dividends to Chubb totaling $380.0 million.

   The maximum dividend distribution that may be made by the property and casualty insurance subsidiaries to Chubb during 2005 without prior regulatory approval is approximately $1.1 billion.

QUARTERLY FINANCIAL DATA

   Summarized unaudited quarterly financial data for 2004 and 2003 are shown below. In management’s opinion, the interim financial data contain all adjustments, consisting of normal recurring items, necessary to present fairly the results of operations for the interim periods.

	Three Months Ended

	March 31		June 30		September 30		December 31

	2004	2003	2004	2003	2004	2003	2004(a)	2003(b)

	(in millions except for per share amounts)
Revenues	$3,178.3	$2,615.9	$3,205.9	$2,838.5	$3,345.4	$2,947.2	$3,447.6	$2,992.4
Losses and expenses	2,689.3	2,333.7	2,739.6	2,509.6	2,865.3	2,609.5	2,814.8	3,007.6
Federal and foreign income tax (credit)	128.3	57.6	110.2	76.8	116.1	77.9	165.2	(87.5)

Net income	$360.7	$224.6	$356.1	$252.1	$364.0	$259.8	$467.6	$72.3

Basic earnings per share	$1.92	$1.32	$1.88	$1.46	$1.91	$1.39	$2.44	$.39

Diluted earnings per share	$1.88	$1.31	$1.85	$1.45	$1.88	$1.37	$2.39	$.38

Underwriting ratios
Losses to premiums earned	62.5%	64.9%	63.3%	64.6%	63.9%	65.7%	62.7%	74.4%
Expenses to premiums written	30.1	30.4	29.5	30.7	29.4	30.9	27.9	29.6

Combined	92.6%	95.3%	92.8%	95.3%	93.3%	96.6%	90.6%	104.0%

(a)	In the fourth quarter of 2004, losses and expenses included net losses of $75.0 million ($48.8 million after-tax or $0.25 per basic and diluted share) related to asbestos claims. Excluding the impact of such losses, the losses to premiums earned ratio was 60.2% and the combined ratio was 88.1%.

(b)	In the fourth quarter of 2003, losses and expenses included net losses of $250.0 million ($162.5 million after-tax or $0.86 per basic and diluted share) related to asbestos claims. Excluding the impact of such losses, the losses to premiums earned ratio was 65.2% and the combined ratio was 94.8%. Losses and expenses also included a $96.0 million loss ($62.4 million after-tax or $0.33 per basic and diluted share) related to an agreement that caps Chubb Financial Solutions’ exposure from two credit derivative contracts that had experienced deterioration in credit quality. Federal and foreign income tax included a $40.0 million ($0.21 per basic and diluted share) credit for the reversal of a tax valuation allowance established in 2002.

THE CHUBB CORPORATION

Schedule I

CONSOLIDATED SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES

(in millions)

December 31, 2004

			Amount
			at Which
	Cost or		Shown in
	Amortized	Market	the
Type of Investment	Cost	Value	Balance Sheet

Short term investments	$1,307.5	$1,307.5	$1,307.5

Fixed maturities
Bonds
United States Government and government agencies and authorities	5,387.9	5,424.0	5,422.4
States, municipalities and political subdivisions	13,863.9	14,401.4	14,381.9
Foreign	4,353.6	4,472.2	4,472.2
Public utilities	332.2	346.5	346.5
All other corporate bonds	3,209.7	3,330.5	3,330.5

Total bonds	27,147.3	27,974.6	27,953.5
Redeemable preferred stocks	55.2	55.8	55.8

Total fixed maturities	27,202.5	28,030.4	28,009.3

Equity securities
Common stocks
Public utilities	229.4	269.2	269.2
Banks, trusts and insurance companies	97.9	119.0	119.0
Industrial, miscellaneous and other	1,323.1	1,410.4	1,410.4

Total common stocks	1,650.4	1,798.6	1,798.6
Non-redeemable preferred stocks	36.9	42.7	42.7

Total equity securities	1,687.3	1,841.3	1,841.3

Total invested assets	$30,197.3	$31,179.2	$31,158.1

THE CHUBB CORPORATION

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS — PARENT COMPANY ONLY

(in millions)

December 31

	2004	2003

Assets
Invested Assets
Short Term Investments	$186.5	$703.9
Taxable Fixed Maturities — Available-for-Sale (cost $1,037.6 and $335.6)	1,047.9	337.6
Equity Securities (cost $4.7 and $8.4)	7.3	9.5

TOTAL INVESTED ASSETS	1,241.7	1,051.0
Cash	.5	—
Investment in Consolidated Subsidiaries	11,100.6	9,647.2
Investment in Partially Owned Company	346.2	312.3
Net Receivable from Consolidated Subsidiaries	140.7	140.7
Other Assets	112.2	189.8

TOTAL ASSETS	$12,941.9	$11,341.0

Liabilities
Long Term Debt	$2,571.4	$2,571.2
Dividend Payable to Shareholders	75.0	67.7
Accrued Expenses and Other Liabilities	169.1	180.1

TOTAL LIABILITIES	2,815.5	2,819.0

Shareholders’ Equity
Preferred Stock — Authorized 4,000,000 Shares; $1 Par Value; Issued — None	—	—
Common Stock — Authorized 600,000,000 Shares; $1 Par Value; Issued 195,803,824 Shares	195.8	195.8
Paid-In Surplus	1,319.1	1,318.8
Retained Earnings	8,119.1	6,868.9
Accumulated Other Comprehensive Income
Unrealized Appreciation of Investments, Net of Tax	624.5	673.6
Foreign Currency Translation Gains, Net of Tax	79.0	12.0
Receivable from Employee Stock Ownership Plan	—	(17.9)
Treasury Stock, at Cost — 3,127,282 and 7,840,448 Shares	(211.1)	(529.2)

TOTAL SHAREHOLDERS’ EQUITY	10,126.4	8,522.0

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,941.9	$11,341.0

      The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

THE CHUBB CORPORATION

Schedule II

(continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF INCOME — PARENT COMPANY ONLY

(in millions)

Years Ended December 31

	2004	2003	2002

Investment Income	$64.7	$48.0	$31.5

Realized Investment Gains (Losses)	(40.6)	(2.2)	63.8

Investment Expenses	(2.0)	(4.5)	(1.8)

Corporate Expenses	(176.1)	(164.1)	(90.9)

	(154.0)	(122.8)	2.6

Federal and Foreign Income Tax	52.9	6.8	27.9

	(206.9)	(129.6)	(25.3)

Equity in Net Income of Consolidated Subsidiaries	1,755.3	938.4	248.2

NET INCOME	$1,548.4	$808.8	$222.9

      Chubb and its domestic subsidiaries file a consolidated federal income tax return. The federal income tax represents an allocation under the Corporation’s tax allocation agreements.

      The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

THE CHUBB CORPORATION

Schedule II

(continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS — PARENT COMPANY ONLY

(in millions)

Years Ended December 31

	2004	2003	2002

Cash Flows from Operating Activities
Net Income	$1,548.4	$808.8	$222.9
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Equity in Net Income of Consolidated Subsidiaries	(1,755.3)	(938.4)	(248.2)
Realized Investment Losses (Gains)	40.6	2.2	(63.8)
Other, Net	.8	(1.1)	111.0

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(165.5)	(128.5)	21.9

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturities	189.9	332.6	191.7
Proceeds from Maturities of Fixed Maturities	68.7	41.0	44.6
Proceeds from Sales of Equity Securities	6.8	74.1	117.1
Purchases of Fixed Maturities	(973.1)	(648.3)	(12.5)
Purchases of Equity Securities	—	(7.6)	(26.8)
Decrease (Increase) in Short Term Investments, Net	517.4	(685.5)	4.1
Capital Contributions to Consolidated Subsidiaries	(20.0)	(865.0)	(1,040.0)
Dividends Received from Consolidated Insurance Subsidiaries	380.0	270.0	240.0
Distributions Received from Consolidated Non-Insurance Subsidiaries	10.5	—	363.9
Other, Net	.4	(16.8)	(70.6)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	180.6	(1,505.5)	(188.5)

Cash Flows from Financing Activities
Decrease in Short Term Debt Issued by a Consolidated Subsidiary	—	—	(199.0)
Proceeds from Issuance of Long Term Debt	—	960.0	600.0
Proceeds from Common Stock Offering	—	886.8	—
Proceeds from Issuance of Common Stock Under Incentive and Purchase Plans	258.4	43.8	106.0
Repurchase of Shares	—	—	(99.4)
Dividends Paid to Shareholders	(290.9)	(251.1)	(237.6)
Other, Net	17.9	(5.6)	(3.3)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(14.6)	1,633.9	166.7

Net Increase (Decrease) in Cash	.5	(.1)	.1
Cash at Beginning of Year	—	.1	—

CASH AT END OF YEAR	$.5	$—	$.1

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

THE CHUBB CORPORATION

Schedule III

CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION

(in millions)

	December 31			Year Ended December 31

								Amortization	Other
	Deferred							of Deferred	Insurance
	Policy				Net			Policy	Operating
	Acquisition	Unpaid	Unearned	Premiums	Investment		Insurance	Acquisition	Costs and	Premiums
Segment	Costs	Losses	Premiums	Earned	Income		Losses	Costs	Expenses**	Written

2004
Property and Casualty Insurance
Personal	$388.0	$1,470.8	$1,523.8	$2,710.0			$1,672.8	$726.2	$136.7	$2,830.3
Commercial	521.8	7,762.9	2,414.3	4,397.1			2,361.6	1,059.0	289.8	4,563.5
Specialty	524.9	11,058.2	2,417.8	4,528.6			3,286.5	1,058.1	198.9	4,659.1
Investments					$1,184.3	*

	$1,434.7	$20,291.9	$6,355.9	$11,635.7	$1,184.3		$7,320.9	$2,843.3	$625.4	$12,052.9

2003
Property and Casualty Insurance
Personal	$367.2	$1,276.4	$1,394.5	$2,439.4			$1,592.8	$670.9	$151.0	$2,590.3
Commercial	490.4	7,269.5	2,216.2	3,784.4			2,427.2	943.5	308.1	4,109.0
Specialty	485.8	9,401.9	2,328.7	3,958.7			2,847.2	921.2	216.1	4,368.6
Investments					$1,058.4	*

	$1,343.4	$17,947.8	$5,939.4	$10,182.5	$1,058.4		$6,867.2	$2,535.6	$675.2	$11,067.9

2002
Property and Casualty Insurance
Personal	$330.8	$1,118.3	$1,221.9	$2,130.2			$1,352.8	$582.2	$138.8	$2,313.7
Commercial	429.8	6,858.5	1,841.2	2,927.2			2,495.1	778.6	254.3	3,404.7
Specialty	389.4	8,736.3	1,986.8	3,027.9			2,216.7	717.0	175.7	3,328.9
Investments					$929.4	*

	$1,150.0	$16,713.1	$5,049.9	$8,085.3	$929.4		$6,064.6	$2,077.8	$568.8	$9,047.3

*	Property and casualty assets are available for payment of losses and expenses for all classes of business; therefore, such assets and the related investment income have not been allocated to the underwriting segments.

**	Other insurance operating costs and expenses does not include other charges.

THE CHUBB CORPORATION

Schedule IV

CONSOLIDATED REINSURANCE

(in millions)

Years Ended December 31

	Property and Casualty Insurance Premiums Earned
					Percentage of
		Ceded	Assumed		Amount
	Direct	to Other	from Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net

2004	$11,663.8	$1,395.8	$1,367.7	$11,635.7	11.8

2003	$10,720.0	$1,631.9	$1,094.4	$10,182.5	10.7

2002	$8,743.8	$1,420.3	$761.8	$8,085.3	9.4

THE CHUBB CORPORATION

Schedule VI

CONSOLIDATED SUPPLEMENTARY PROPERTY AND CASUALTY INSURANCE INFORMATION

(in millions)

Years Ended December 31

	Losses and Loss
	Adjustment
	Expenses Incurred
	Related to
			Paid Losses and
	Current	Prior	Loss Adjustment
	Year	Years	Expenses

2004	$6,994.0	$326.9	$5,033.4

2003	$6,469.9	$397.3	$4,987.6

2002	$5,274.9	$789.7	$4,432.7

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

Medium-Term Credit Agreement, dated as of June 28, 2002, among The Chubb Corporation, the Banks listed on the signature pages thereof, Deutsche Bank Securities Inc. and Salomon Smith Barney Inc., as Arrangers, Deutsche Bank AG New York Branch, as Administrative Agent, and Citibank, N.A., as Syndication Agent. Incorporated by reference to Exhibit (10) of the registrant’s Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended June 30, 2004.

Amended and Restated Short-Term Credit Agreement and Amendment to Medium-Term Credit Agreement, dated as of June 26, 2003, among The Chubb Corporation, the Banks listed on the signature pages thereof, Deutsche Bank Securities Inc. and Salomon Smith Barney Inc., as Arrangers, Deutsche Bank AG New York Branch and Citibank, N.A., as Swingline Lenders, Deutsche Bank AG New York Branch, as Administrative Agent, and Citibank, N.A., as Syndication Agent. Incorporated by reference to Exhibit (10) of the registrant’s Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended June 30, 2004.

Amended and Restated Short-Term Credit Agreement, dated as of June 23, 2004, among The Chubb Corporation, the Banks listed on the signature pages thereof, Deutsche Bank Securities Inc. and Citigroup Global Markets Inc., as Arrangers, Deutsche Bank AG New York Branch and Citicorp USA, Inc., as Swingline Lenders, Deutsche Bank AG New York Branch, as Administrative Agent, and Citicorp USA, Inc., as Syndication Agent. Incorporated by reference to Exhibit (10) of the registrant’s Report to the Securities and Exchange Commission on Form 10-Q for the quarter ended June 30, 2004.

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

Executive Compensation Plans and Arrangements.
The Chubb Corporation Asset Managers Incentive Compensation Plan (2005) filed herewith.

Schedule of 2005 Base Salary Increases for Named Executive Officers incorporated by reference to Exhibit (10.1) of the registrant’s Report to the Securities and Exchange Commission on Form 8-K filed on March 9, 2005.

Description

Schedule of 2005 Annual Incentive Compensation Award Formula Components incorporated by reference to Exhibit (10.2) of the registrant’s Report to the Securities and Exchange Commission on Form 8-K filed on March 9, 2005.

Form of Performance Share Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004) (for Chief Executive Officer and Vice Chairmen) incorporated by reference to Exhibit (10.3) of the registrant’s Report to the Securities and Exchange Commission on Form 8-K filed on March 9, 2005.

Form of Performance Share Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004) (for Executive Vice Presidents and certain Senior Vice Presidents) incorporated by reference to Exhibit (10.4) of the registrant’s Report to the Securities and Exchange Commission on Form 8-K filed on March 9, 2005.

Form of Performance Share Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004) (for recipients other than Chief Executive Officer, Vice Chairmen, Executive Vice Presidents and certain Senior Vice Presidents) incorporated by reference to Exhibit (10.5) of the registrant’s Report to the Securities and Exchange Commission on Form 8-K filed on March 9, 2005.

Form of Restricted Stock Unit Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004) incorporated by reference to Exhibit (10.6) of the registrant’s Report to the Securities and Exchange Commission on Form 8-K filed on March 9, 2005.

Form of Non-Statutory Stock Option Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004) (three year vesting schedule) incorporated by reference to Exhibit (10.7) of the registrant’s Report to the Securities and Exchange Commission on Form 8-K filed on March 9, 2005.

Form of Non-Statutory Stock Option Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004) (four year vesting schedule) incorporated by reference to Exhibit (10.8) of the registrant’s Report to the Securities and Exchange Commission on Form 8-K filed on March 9, 2005.

The Chubb Corporation Key Employee Deferred Compensation Plan (2005) incorporated by reference to Exhibit (10.9) of the registrant’s Report to the Securities and Exchange Commission on Form 8-K filed on March 9, 2005.

Form of Performance Share Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan for Non-Employee Directors (2004) incorporated by reference to Exhibit (10.10) of the registrant’s Report to the Securities and Exchange Commission on Form 8-K filed on March 9, 2005.

Form of Stock Unit Agreement under The Chubb Corporation Long-Term Stock Incentive Plan for Non-Employee Directors (2004) incorporated by reference to Exhibit (10.11) of the registrant’s Report to the Securities and Exchange Commission on Form 8-K filed on March 9, 2005.

Corporate Aircraft Policy incorporated by reference to Exhibit (10.12) of the registrant’s Report to the Securities and Exchange Commission on Form 8-K filed on March 9, 2005.

Description

The Chubb Corporation Long-Term Stock Incentive Plan (2004) incorporated by reference to Annex B of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders held on April 27, 2004.

The Chubb Corporation Long-Term Stock Incentive Plan for Non-Employee Directors (2004) incorporated by reference to Annex C of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders held on April 27, 2004.

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

Description

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

Description
(11) —	Computation of earnings per share included in Note (15) of the Notes to Consolidated Financial Statements.
(21) —	Subsidiaries of the registrant filed herewith.
(23) —	Consent of Independent Registered Public Accounting Firm filed herewith.
(31) —	Rule 13a-14(a)/15d-14(a) Certifications.
Certification by John D. Finnegan filed herewith.
Certification by Michael O’Reilly filed herewith.
(32) —	Section 1350 Certifications.
Certification by John D. Finnegan filed herewith.
Certification by Michael O’Reilly filed herewith.