Form 10-Q
period 2005-03-31
CHUBB CORP
filed 2005-05-09
CIK 20171

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                Washington, D. C.

                                      20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended     March 31, 2005

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________

                       Commission file number 1-8661____



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


     The number of shares of common stock outstanding as of March 31, 2005 was 195,341,534.

                              THE CHUBB CORPORATION

                                      INDEX


                                                                     Page Number
Part I.   Financial Information:

  Item 1 - Financial Statements:

    Consolidated Statements of Income for the
     Three Months Ended March 31, 2005 and 2004...................        1

    Consolidated Balance Sheets as of
     March 31, 2005 and December 31, 2004.........................        2

    Consolidated Statements of Comprehensive Income
     for the Three Months Ended March 31, 2005 and 2004...........        3

    Consolidated Statements of Cash Flows for the
     Three Months Ended March 31, 2005 and 2004...................        4

    Notes to Consolidated Financial Statements....................        5

  Item 2 - Management's Discussion and Analysis
    of Financial Condition and Results of Operations..............        9

  Item 4 - Controls and Procedures................................       27

Part II.  Other Information:

  Item 6 - Exhibits...............................................       28

Signatures........................................................       28

                          Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

                              THE CHUBB CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                           THREE MONTHS ENDED MARCH 31


                                                           2005           2004
                                                         --------      --------
                                                              (in millions)
Revenues
  Premiums Earned.....................................   $3,035.1      $2,794.0
  Investment Income...................................      334.2         295.9
  Other Revenues......................................       34.5           7.5
  Realized Investment Gains...........................       44.9          80.9
                                                         --------      --------
         Total Revenues...............................    3,448.7       3,178.3
                                                         --------      --------
Losses and Expenses
  Insurance Losses and Loss Expenses..................    1,835.0       1,740.6
  Amortization of Deferred Policy Acquisition Costs...      730.9         687.2
  Other Insurance Operating Costs and Expenses........      153.2         188.8
  Investment Expenses.................................        8.5           7.3
  Other Expenses......................................       59.9          27.2
  Corporate Expenses..................................       49.4          38.2
                                                         --------      --------
         Total Losses and Expenses....................    2,836.9       2,689.3
                                                         --------      --------
Income Before Federal and Foreign Income Tax..........      611.8         489.0
Federal and Foreign Income Tax........................      142.2         128.3
                                                         --------      --------
Net Income............................................   $  469.6      $  360.7
                                                         ========      ========
Net Income Per Share

 Basic................................................      $2.43      $   1.92
 Diluted..............................................       2.37          1.88

Dividends Declared Per Share..........................        .43           .39

See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                               Mar. 31,       Dec. 31,
                                                                2005             2004
                                                              ---------       ---------
                                                                    (in millions)
Assets

  Invested Assets
    Short Term Investments .............................      $ 1,415.7       $ 1,307.5
    Fixed Maturities
      Held-to-Maturity - Tax Exempt (market $305.3
       and $338.3) .....................................          288.7           317.2
      Available-for-Sale
       Tax Exempt (cost $14,160.9 and $13,522.6) .......       14,467.8        14,071.3
       Taxable (cost $13,686.2 and $13,362.7) ..........       13,782.5        13,620.8
    Equity Securities (cost $1,828.0 and $1,687.3) .....        1,969.6         1,841.3
                                                              ---------       ---------
           TOTAL INVESTED ASSETS .......................       31,924.3        31,158.1
  Cash .................................................           36.8            41.7
  Securities Lending Collateral ........................        2,437.7         1,853.9
  Accrued Investment Income ............................          361.4           350.0
  Premiums Receivable ..................................        2,245.6         2,336.4
  Reinsurance Recoverable on Unpaid Losses
   and Loss Expenses ...................................        3,556.3         3,483.2
  Prepaid Reinsurance Premiums .........................          326.6           328.3
  Deferred Policy Acquisition Costs ....................        1,443.2         1,434.7
  Real Estate Assets ...................................          424.7           474.2
  Investment in Partially Owned Company ................          365.5           346.2
  Deferred Income Tax ..................................          613.1           533.5
  Goodwill .............................................          467.4           467.4
  Other Assets .........................................        1,345.2         1,452.7
                                                              ---------       ---------
           TOTAL ASSETS ................................      $45,547.8       $44,260.3
                                                              =========       =========
Liabilities

  Unpaid Losses and Loss Expenses ......................      $20,875.5       $20,291.9
  Unearned Premiums ....................................        6,395.9         6,355.9
  Securities Lending Payable ...........................        2,437.7         1,853.9
  Long Term Debt .......................................        2,808.8         2,813.7
  Dividend Payable to Shareholders .....................           83.9            75.0
  Accrued Expenses and Other Liabilities ...............        2,544.7         2,743.5
                                                              ---------       ---------
           TOTAL LIABILITIES ...........................       35,146.5        34,133.9
                                                              ---------       ---------
Shareholders' Equity

  Common Stock - $1 Par Value; 195,803,824 Shares ......          195.8           195.8
  Paid-In Surplus ......................................        1,291.7         1,319.1
  Retained Earnings ....................................        8,504.8         8,119.1
  Accumulated Other Comprehensive Income
   Unrealized Appreciation of Investments, Net of Tax ..          354.1           624.5
   Foreign Currency Translation Gains, Net of Tax ......           86.1            79.0
  Treasury Stock, at Cost - 462,290 and 3,127,282 Shares          (31.2)         (211.1)
                                                              ---------       ---------
           TOTAL SHAREHOLDERS' EQUITY ..................       10,401.3        10,126.4
                                                              ---------       ---------
           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..      $45,547.8       $44,260.3
                                                              =========       =========

See Notes to Consolidated Financial Statements.

                            THE CHUBB CORPORATION
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                         THREE MONTHS ENDED MARCH 31


                                                          2005         2004
                                                         ------       ------
                                                            (in millions)
Net Income ........................................      $469.6       $360.7
                                                         ------       ------
Other Comprehensive Income
  Change in Unrealized Appreciation of Investments,
   Net of Tax .....................................      (270.4)       124.5
  Foreign Currency Translation Gains,
   Net of Tax .....................................         7.1          9.6
                                                         ------       ------
                                                         (263.3)       134.1
                                                         ------       ------
Comprehensive Income ..............................      $206.3       $494.8
                                                         ======       ======

See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           THREE MONTHS ENDED MARCH 31

                                                             2005           2004
                                                           --------       --------
                                                               (in millions)
Cash Flows from Operating Activities
  Net Income ........................................      $  469.6       $  360.7
  Adjustments to Reconcile Net Income to Net Cash
  Provided by Operating Activities
    Increase in Unpaid Losses and Loss Expenses, Net          510.5          513.3
    Increase in Unearned Premiums, Net ..............          21.1          223.4
    Decrease in Premiums Receivable .................          90.8           11.3
    Increase in Deferred Policy Acquisition Costs ...          (5.0)         (39.6)
    Change in Deferred Income Tax ...................          56.0           60.3
    Depreciation ....................................          23.1           28.2
    Realized Investment Gains .......................         (44.9)         (80.9)
    Other, Net ......................................        (110.4)        (188.8)
                                                           --------       --------
  Net Cash Provided by Operating Activities .........       1,010.8          887.9
                                                           --------       --------
Cash Flows from Investing Activities
  Proceeds from Sales of Fixed Maturities ...........       2,009.6          925.6
  Proceeds from Maturities of Fixed Maturities ......         388.8          661.9
  Proceeds from Sales of Equity Securities ..........         139.7          132.4
  Purchases of Fixed Maturities .....................      (3,306.8)      (3,382.5)
  Purchases of Equity Securities ....................        (228.1)        (259.9)
  Decrease (Increase) in Short Term Investments, Net         (108.2)         655.0
  Increase in Net Payable from Security Transactions
   Not Settled ......................................          98.3          283.5
  Purchases of Property and Equipment, Net ..........          (9.6)         (17.6)
  Other, Net ........................................          11.0             --
                                                           --------       --------
  Net Cash Used in Investing Activities .............      (1,005.3)      (1,001.6)
                                                           --------       --------
Cash Flows from Financing Activities
  Increase (Decrease) in Funds Held Under
   Deposit Contracts ................................         (77.4)          85.2
  Proceeds from Issuance of Common Stock Under
   Incentive and Purchase Plans .....................         142.0           87.5
  Dividends Paid to Shareholders ....................         (75.0)         (67.7)
                                                           --------       --------
  Net Cash Provided by (Used in) Financing Activities         (10.4)         105.0
                                                           --------       --------
Net Decrease in Cash ................................          (4.9)          (8.7)

Cash at Beginning of Year ...........................          41.7           52.2
                                                           --------       --------
  Cash at End of Period .............................      $   36.8       $   43.5
                                                           ========       ========

See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1)  General

            The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of The Chubb Corporation and its subsidiaries (collectively, the Corporation). Significant intercompany transactions have been eliminated in consolidation.

            The amounts included in this report are unaudited but include those adjustments, consisting of normal recurring items, which management considers necessary for a fair presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Notes to Consolidated Financial Statements included in the Corporation's 2004 Annual Report on Form 10-K.

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

            The net change in unrealized appreciation of investments carried at market value was as follows:

                                        Three Months Ended
                                             March 31
                                        ------------------
                                        2005         2004
                                       ------       ------
                                          (in millions)
Change in unrealized appreciation
 of equity securities ...........     $ (12.4)      $ 33.8
Change in unrealized appreciation
 of fixed maturities ............      (403.6)       157.9
                                      -------       ------
                                       (416.0)       191.7
Deferred income tax (credit) ....      (145.6)        67.2
                                      -------       ------
Change in unrealized appreciation
 of investments, net ............     $(270.4)      $124.5
                                      =======       ======

3)  Income Tax

            In connection with the sale of a subsidiary a number of years ago, the Corporation agreed to indemnify the buyer for certain pre-closing tax liabilities. During the first three months of 2005, this obligation was settled with the purchaser. Accordingly, the income tax liability was reduced, which resulted in the recognition of a tax benefit of $22 million.

4)  Segments Information

            The principal business of the Corporation is property and casualty insurance. The profitability of the property and casualty insurance business depends on the results of both underwriting operations and investments, which are viewed as two distinct operations. The underwriting operations are managed and evaluated separately from the investment function.

            The reporting format for property and casualty underwriting results by business unit has been changed to more closely reflect the way the business is now managed. Prior period amounts have been reclassified to conform with the new presentation.

            The property and casualty underwriting operations consist of four separate business units: personal insurance, commercial insurance, specialty insurance and reinsurance assumed. The personal segment targets the personal insurance market. The personal classes include automobile, homeowners and other personal coverages. The commercial segment includes those classes of business that are generally available in broad markets and are of a more commodity nature. Commercial classes include multiple peril, casualty, workers' compensation and property and marine. The specialty segment includes those classes of business that are available in more limited markets since they require specialized underwriting and claim settlement. Specialty classes include professional liability coverages and surety. Reinsurance assumed includes the business produced by Chubb Re.

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

            Revenues and income before income tax of the operating segments were as follows:

                                                   Three Months Ended
                                                        March 31
                                                 -----------------------
                                                  2005            2004
                                                 --------       --------
                                                      (in millions)
Revenues
  Property and casualty insurance
    Premiums earned
      Personal insurance ..................      $  792.8       $  735.5
      Commercial insurance ................       1,257.2        1,145.0
      Specialty insurance .................         721.9          677.3
                                                 --------       --------
      Total insurance .....................       2,771.9        2,557.8
      Reinsurance assumed .................         263.2          236.2
                                                 --------       --------
                                                  3,035.1        2,794.0
    Investment income .....................         321.1          284.0
                                                 --------       --------
      Total property and casualty insurance       3,356.2        3,078.0

  Chubb Financial Solutions non-insurance
   business ...............................           1.5           (5.0)
  Corporate and other .....................          27.9           24.4
  Realized investment gains ...............          44.9           80.9
                                                 --------       --------

      Total revenues ......................      $3,430.5       $3,178.3
                                                 ========       ========
Income (loss) before income tax
  Property and casualty insurance
    Underwriting
      Personal insurance ..................      $  134.4       $   24.0
      Commercial insurance ................         169.3          136.4
      Specialty insurance .................         (30.0)         (28.2)
                                                 --------       --------
      Total insurance .....................         273.7          132.2

      Reinsurance assumed .................          40.5            6.6
                                                 --------       --------
                                                    314.2          138.8
      Increase in deferred policy
       acquisition costs ..................           5.0           39.6
                                                 --------       --------
      Underwriting income .................         319.2          178.4

    Investment income .....................         313.4          277.7

    Other charges .........................          (3.2)          (1.0)
                                                 --------       --------
      Total property and casualty insurance         629.4          455.1

  Chubb Financial Solutions non-insurance
   business ...............................            --          (14.3)
  Corporate and other loss ................         (62.5)         (32.7)
  Realized investment gains ...............          44.9           80.9
                                                 --------       --------
      Total income before income tax ......      $  611.8       $  489.0
                                                 ========       ========

5)  Earnings Per Share

            The following table sets forth the computation of basic and diluted earnings per share:

                                                             Three Months Ended
                                                                   March 31
                                                            --------------------
                                                              2005         2004
                                                            -------      -------
                                                            (in millions, except
                                                             per share amounts)
     Basic earnings per share:
       Net income ....................................      $ 469.6      $ 360.7
                                                            =======      =======
       Weighted average number of common
        shares outstanding ...........................        193.2        187.9
                                                            =======      =======
       Basic earnings per share ......................      $  2.43      $  1.92
                                                            =======      =======
     Diluted earnings per share:
       Net income ....................................      $ 469.6      $ 360.7
                                                            =======      =======
       Weighted average number of common
        shares outstanding ...........................        193.2        187.9
       Additional shares from assumed exercise
        of stock-based compensation awards ...........          3.7          3.7
       Additional shares from assumed issuance of
        common stock upon settlement of purchase
        contracts and mandatorily exercisable warrants          1.5           .1
                                                            -------      -------
       Weighted average number of common shares and
        potential common shares assumed outstanding
        for computing diluted earnings per share .....        198.4        191.7
                                                            =======      =======
       Diluted earnings per share ....................      $  2.37      $  1.88
                                                            =======      =======

Item 2  -  Management's Discussion and Analysis of Financial Condition and
           Results of Operations for the Quarters Ended March 31, 2005 and 2004

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

- premium pricing and profitability or growth estimates overall or by lines of business or geographic area, and related expectations with respect to the timing and terms of any required regulatory approvals;

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

      - Net income was $470 million in the first quarter of 2005 compared with $361 million in the comparable period of 2004.

      - Premium growth was 1% in the first quarter of 2005, reflecting modest growth in our insurance business and a decrease in written premiums in our reinsurance assumed business. We maintained underwriting discipline in a more competitive market environment. Rates were generally stable in most classes of business.

      - Underwriting results were highly profitable as evidenced by the combined loss and expense ratio of 89.4% in the first quarter of 2005 compared with 92.6% in the corresponding 2004 quarter.

      - Property and casualty investment income after taxes increased by 14% in the first quarter of 2005.

      A summary of our consolidated net income is as follows:

                                                         Quarter Ended March 31
                                                         ----------------------
                                                          2005            2004
                                                          ----            ----
                                                             (in millions)
Property and Casualty Insurance......................    $ 629           $ 455
Chubb Financial Solutions Non-Insurance Business.....        -             (14)
Corporate and Other..................................      (62)            (33)
Realized Investment Gains............................       45              81
                                                         -----           -----
Consolidated Income Before Income Tax................      612             489
Federal and Foreign Income Tax.......................      142             128
                                                         -----           -----
Consolidated Net Income..............................    $ 470           $ 361
                                                         =====           =====

     Net income included realized investment gains after tax of $29 million in the first quarter of 2005 and $53 million in the first quarter of 2004. Decisions to sell securities are governed principally by considerations of investment opportunities and tax consequences. As a result, realized gains and losses on the sale of investments may vary significantly from period to period.

PROPERTY AND CASUALTY INSURANCE

      A summary of the results of operations of our property and casualty insurance business is as follows:

                                                       Quarter Ended March 31
                                                       ----------------------
                                                         2005          2004
                                                       -------        -------
                                                            (in millions)
Underwriting
 Net Premiums Written ...........................      $ 3,056        $ 3,017
 Increase in Unearned Premiums ..................          (21)          (223)
                                                       -------        -------
    Premiums Earned .............................        3,035          2,794
                                                       -------        -------
 Losses and Loss Expenses .......................        1,835          1,741
 Operating Costs and Expenses ...................          879            907
 Increase in Deferred Policy Acquisition Costs ..           (5)           (39)
 Dividends to Policyholders .....................            7              7
                                                       -------        -------
 Underwriting Income ............................          319            178
                                                       -------        -------
Investments
 Investment Income Before Expenses ..............          321            284
 Investment Expenses ............................            8              6
                                                       -------        -------
 Investment Income ..............................          313            278
                                                       -------        -------
Other Charges ...................................           (3)            (1)
                                                       -------        -------
Property and Casualty Income Before Tax .........      $   629        $   455
                                                       =======        =======
Property and Casualty Investment Income After Tax      $   252        $   222
                                                       =======        =======

      Earnings from our property and casualty business were significantly higher in the first quarter of 2005 compared with the same period of 2004.

      Underwriting income was substantially higher in the first quarter of 2005 due primarily to improvement in our personal insurance business. Our commercial insurance business produced exceptionally strong results in the first quarter of 2005 and 2004.

      Investment income also increased significantly in the first quarter of 2005 compared with 2004.

      The profitability of the property and casualty insurance business depends on the results of both underwriting operations and investments. We view these as two distinct operations. The underwriting functions are managed separately from the investment function. Accordingly, in assessing our performance, management evaluates underwriting results separately from investment results.

  UNDERWRITING RESULTS

      We evaluate the underwriting results of our property and casualty insurance business in the aggregate and also for each of our business units.

      The combined loss and expense ratio, expressed as a percentage, is the key measure of underwriting profitability traditionally used in the property and casualty insurance business. Management evaluates the performance of our underwriting operations and of each of our business units using, among other measures, the combined loss and expense ratio calculated in accordance with statutory accounting principles. It is the sum of the ratio of losses and loss expenses to premiums earned (loss ratio) plus the ratio of underwriting expenses to premiums written (expense ratio) after reducing both premium amounts by dividends to policyholders. When the combined ratio is under 100%, underwriting results are generally considered profitable; when the combined ratio is over 100%, underwriting results are generally considered unprofitable.

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

  Net Premiums Written

      Property and casualty net premiums written were $3.1 billion in the first quarter of 2005, an increase of 1% compared with the first quarter of 2004.

      Insurance premiums grew 3% in the first quarter of 2005 compared with the same period of 2004. Over 75% of our insurance premiums are written in the United States. Insurance premiums in the U.S. grew by 1% in the first quarter. Insurance premiums outside the U.S. grew 7% on a reported basis and 3% in local currencies.

      We experienced modest premium growth in the first quarter in each of our insurance business units, while maintaining underwriting discipline in a more competitive market environment. Rates were generally stable in most classes of business. We continued to retain a high percentage of our existing customers and to find opportunities to write new business at adequate rates. We expect that pricing pressure will continue throughout 2005.

      As expected, reinsurance assumed premiums generated by Chubb Re decreased by 12% in the first quarter compared with the same period of 2004.

  Reinsurance Ceded

      Our premiums written are net of amounts ceded to reinsurers who assume a portion of the risk under the insurance policies that are subject to the reinsurance. After several years of significant price increases, the cost of reinsurance in the marketplace has leveled off. However, the reinsurance capacity for certain coverages, such as terrorism, continues to be limited and expensive.

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

      Our property reinsurance program was renewed in April 2005. On the property per risk treaty, our retention remained at $15 million. Our property catastrophe treaty for events in the United States was modified to increase the coverage in the northeastern part of the country by $100 million. The program now provides coverage of approximately 85% of losses between $250 million and $1.25 billion, with additional coverage of 80% of losses between $1.25 billion and $1.6 billion in the northeastern part of the country. Our property catastrophe treaty for events outside the United States was modified to increase our retention from $25 million to $50 million.

      Our property reinsurance treaties generally contain terrorism exclusions. Since September 2001, we have changed our underwriting protocols to address terrorism and the limited availability of terrorism reinsurance. However, given the uncertainty of the potential threats, we cannot be sure that we have addressed all the possibilities.

      It is unclear at this time whether Congress will reauthorize the Terrorism Risk Insurance Act of 2002 (TRIA) for periods subsequent to December 31, 2005. Regardless of whether or not TRIA is extended, we will continue to manage this type of catastrophic risk by monitoring and controlling terrorism risk aggregations. Nevertheless, given the unpredictable nature of terrorism, its targets, frequency and severity as well as the limited terrorism coverage in our reinsurance program, our future operating results could be more volatile.

  Profitability

      Underwriting results were highly profitable in the first quarter of both 2005 and 2004. Our combined loss and expense ratio was 89.4% in the first quarter of 2005 compared with 92.6% in 2004.

      The loss ratio was 60.6% for the first quarter of 2005 compared with 62.5% in 2004. The improvement in the loss ratio in 2005 was due to lower catastrophe losses. Catastrophe losses during the first quarter of 2005 amounted to $20 million which represented 0.6 of a percentage point of the loss ratio compared with $97 million or 3.5 percentage points in 2004.

      Our expense ratio decreased to 28.8% for the first quarter of 2005 from 30.1% in 2004 due to lower contingent commissions as well as a modest decrease in overhead expenses as we continued to make progress in reducing our cost structure.

      We have not yet concluded the negotiations with our brokers and agents on 2005 commission arrangements. At this point, we continue to expect that total producer compensation in 2005 will be at about 2004 levels and we accrued at that rate in the first quarter of 2005. The lower contingent commissions in the first quarter of 2005 compared with the same period in 2004 was due largely to the fact that we accrued contingent commissions in the first quarter of 2004 at a higher rate in anticipation of high premium growth during 2004.

  REVIEW OF UNDERWRITING RESULTS BY BUSINESS UNIT

      The reporting format for property and casualty underwriting results by business unit has been changed to more closely reflect the way the business is now managed. Prior period amounts have been reclassified to conform with the new presentation.

      The changes to the reporting format are as follows:

      Personal Insurance

      - Valuable articles results, which have been included in other personal, are now included in homeowners.

      - Accident results, which have been included in other specialty, are now included in other personal.

      Commercial Insurance

      - Commercial insurance results for financial institutions, which have been included in financial institutions results in specialty insurance, are now included in the appropriate commercial insurance lines.

      Specialty Insurance

      - Executive protection results are now combined with the professional liability and financial fidelity results for financial institutions into a new professional liability line. Financial institutions results are no longer reported separately.

      - Surety results, which have been included in other specialty, are now reported separately within specialty insurance.

      Reinsurance Assumed

      - Reinsurance assumed results, which have been included in other specialty, are now reported as a separate business unit.

      Underwriting results during 2005 and 2004 by business unit were as follows:

                                  Net Premiums Written         Combined Loss and
                            --------------------------------     Expense Ratios
                                                 % Increase    -----------------
                             2005       2004      (Decrease)    2005       2004
                            ------     ------    -----------   ------     ------
                              (in millions)
Quarter Ended March 31

PERSONAL INSURANCE
  Automobile..............  $  146     $  144          1%        95.7%     96.2%
  Homeowners..............     452        413          9         80.6     102.6
  Other...................     158        162         (3)        86.8      83.1
                            ------     ------                   -----     -----
      Total Personal......     756        719          5         84.5      97.5
                            ------     ------                   -----     -----
COMMERCIAL INSURANCE
  Multiple Peril..........     336        335          -         82.2      85.2
  Casualty................     452        445          2         93.7      84.9
  Workers' Compensation...     278        274          1         86.1      88.5
  Property and Marine.....     299        286          5         70.1      75.5
                            ------     ------                   -----     -----
      Total Commercial....   1,365      1,340          2         84.0      82.9
                            ------     ------                   -----     -----
SPECIALTY INSURANCE
  Professional Liability..     646        641          1        101.6     107.3
  Surety..................      53         49          9        154.1      46.0
                            ------     ------                   -----     -----
      Total Specialty.....     699        690          1        105.0     103.7
                            ------     ------                   -----     -----
      TOTAL INSURANCE.....   2,820      2,749          3         89.6      92.6

REINSURANCE ASSUMED.......     236        268        (12)        88.0      93.1
                            ------     ------                   -----     -----
      TOTAL...............  $3,056     $3,017          1         89.4%     92.6%
                            ======     ======                   =====     =====

  Personal Insurance

      Premiums from personal insurance coverages, which represent 25% of total premiums written, increased by 5% in the first quarter of 2005 compared with the same quarter in 2004. Premium growth was driven by our homeowners business due to increased insurance-to-value and, to a lesser extent, modestly higher rates and an increase in the in force policy count. The low growth in personal automobile premiums was due to our maintaining underwriting discipline in a more competitive marketplace. The decrease in other personal premiums was attributable to our accident business, due in large part to the non-renewal of one large account.

      Our personal insurance business produced highly profitable underwriting results in the first quarter of 2005 compared with modestly profitable results in 2004. The combined loss and expense ratio was 84.5% in the first quarter of 2005 compared with 97.5% in 2004. Excluding catastrophe losses, the combined ratio was 83.1% and 87.3% in the first quarter of 2005 and 2004, respectively.

      Homeowners results were highly profitable in 2005 compared with modestly unprofitable results in 2004. The improvement was due to lower catastrophe losses as well as better pricing and contract wording changes related to mold damage that we have implemented over the past few years. Catastrophe losses represented 2.6 and 16.8 percentage points of the loss ratio for this class in the first quarter of 2005 and 2004, respectively. The catastrophe losses in 2004 were primarily from severe winter weather in the northeastern part of the United States where we have a significant market presence.

      Our personal automobile business produced similarly profitable results in 2005 and 2004. This business continues to experience stable claim frequency and severity. Other personal coverages, which include excess liability, yacht and accident insurance, produced highly profitable results in both years due to favorable loss experience.

  Commercial Insurance

      Premiums from commercial insurance, which represent 44% of our total writings, increased by 2% in the first quarter of 2005 compared with the same period a year ago. Rates were flat in the first quarter of 2005 compared with the first quarter of 2004 as we continued to experience more competition in the marketplace. Retention levels in the first quarter of 2005 were slightly higher than those in the comparable period of 2004. New business volume was down from 2004 levels as competitors have worked to retain their better accounts. We continued to get favorable terms and conditions on business written. We expect that rates will be relatively stable through the remainder of 2005.

      Our commercial insurance business produced highly profitable underwriting results in the first quarter of 2005 and 2004. The combined loss and expense ratio was 84.0% for the first quarter of 2005 compared with 82.9% in 2004. These results reflect the cumulative effect of price increases, better terms and conditions and more stringent risk selection in recent years. Results in both years also benefited from low property losses.

      Multiple peril results were highly profitable in 2005 and 2004. The property component of this business was exceptionally profitable in both years. Catastrophe losses represented 0.5 of a percentage point of the loss ratio for this class in the first quarter of 2005 compared with 3.9 percentage points in 2004.

      Our casualty business produced less profitable results in 2005 compared with 2004. The primary liability and automobile components of this business were highly profitable in both years but more so in 2004. The excess liability component produced breakeven results in 2005 compared with modestly profitable results in 2004.

      Workers' compensation results were highly profitable in 2005 and 2004 due in large part to our disciplined risk selection during the past several years.

      Property and marine results were highly profitable in both years due to few severe losses. Catastrophe losses represented 1.3 percentage points of the loss ratio for this class in 2005 compared with 3.7 percentage points in 2004.

  Specialty Insurance

      Premiums from specialty insurance, which represent 23% of our total writings, increased by 1% in the first quarter of 2005 compared with the same period a year ago. Premium growth in the professional liability classes of business was constrained by the competitive pressure on rates and our commitment to maintain underwriting discipline. Rates for most classes were generally stable. However, rates in the for-profit directors and officers liability component were down, particularly for large public companies. New business volume in 2005 was similar to 2004 levels. In line with our strategy in recent years, we continue to focus on small and middle market publicly traded and privately held companies. Retention levels in 2005 were also similar to 2004 levels. We continued to get adequate rates and favorable terms and conditions on both new business and renewals.

      Our specialty insurance business produced unprofitable underwriting results in the first quarter of 2005 and 2004. The combined loss and expense ratio was 105.0% for the first quarter of 2005 compared with 103.7% in 2004.

      Our professional liability results improved in 2005 but were modestly unprofitable. The improvement in 2005 was due to the cumulative effect of price increases, lower policy limits and better terms and conditions in recent years. Results in 2005 and 2004 were adversely affected by unfavorable development on loss reserves related to accident years 2002 and prior. The adverse development was due in large part to claims that have arisen due to corporate failures and allegations of management misconduct and accounting irregularities. The fidelity component of this business was highly profitable in both years but more so in 2005. Fidelity results in 2004 were adversely affected by several large losses outside the United States.

      Surety results were highly unprofitable in 2005 compared with highly profitable results in 2004. Our surety business tends to be characterized by infrequent but potentially high severity losses. The unprofitable results in 2005 were due to one $60 million loss.

  Reinsurance Assumed

      Premiums from our reinsurance assumed business generated by Chubb Re, which represent 8% of total premiums written, decreased by 12% in the first quarter of 2005 compared with the first quarter of 2004. The decrease in premiums was expected as there were fewer attractive opportunities in the reinsurance market.

      Our reinsurance assumed business was highly profitable in the first quarter of 2005 and 2004, but more so in 2005. The combined loss and expense ratio was 88.0% in the first quarter of 2005 compared with 93.1% in 2004. The improvement in 2005 was largely the result of the favorable settlement of one loss.

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

      Our loss reserves include significant amounts related to asbestos and toxic waste claims and the September 11, 2001 attack. The components of our loss reserves were as follows:

                                                   March 31,        December 31,
                                                     2005              2004
                                                   --------         -----------
                                                         (in millions)
     Gross loss reserves
        Related to asbestos and toxic
         waste claims..........................     $ 1,151           $ 1,169
        Related to September 11 attack.........         662               700
        All other loss reserves................      19,062            18,423
                                                    -------           -------
                                                     20,875            20,292
                                                    -------           -------
     Reinsurance recoverable
        Related to asbestos and toxic
         waste claims..........................          53                55
        Related to September 11 attack.........         581               582
        All other reinsurance recoverable......       2,922             2,846
                                                    -------           -------
                                                      3,556             3,483
                                                    -------           -------
     Net loss reserves.........................     $17,319           $16,809
                                                    =======           =======

      Loss reserves, net of reinsurance recoverable, increased by $510 million during the first quarter of 2005. The loss reserves related to asbestos and toxic waste claims and the September 11 attack are significant components of our total loss reserves, but they distort the growth trend in our loss reserves. Excluding such loss reserves, our loss reserves, net of reinsurance recoverable, increased by $563 million during the first quarter of 2005.

      The components of our net loss reserves were as follows:

                                                   March 31,       December 31,
                                                      2005             2004
                                                   --------        -----------
                                                           (in millions)
     Reserves related to asbestos and toxic
      waste claims.............................     $ 1,098           $ 1,114
     Reserves related to September 11 attack...          81               118
     All other loss reserves
       Personal insurance......................       1,606             1,579
       Commercial insurance....................       6,829             6,596
       Specialty insurance.....................       6,512             6,280
       Reinsurance assumed.....................       1,193             1,122
                                                    -------           -------
     Net loss reserves.........................     $17,319           $16,809
                                                    =======           =======

      Loss reserves for each of our business units increased in the first quarter of 2005, with the most significant increases in the long tail liability classes of business within commercial and specialty insurance and reinsurance assumed. The relatively small increase in personal insurance loss reserves was due in part to a $23 million reduction in unpaid claims related to catastrophes.

      Based on all information currently available, we believe that the aggregate loss reserves of our property and casualty subsidiaries at March 31, 2005 were adequate to cover claims for losses that had occurred, including both those known to us and those yet to be reported. In establishing such reserves, we consider facts currently known and the present state of the law and coverage litigation. However, given the judicial decisions and legislative actions that have broadened the scope of coverage and expanded theories of liability in the past and the possibilities of similar interpretations in the future, particularly as they relate to asbestos claims and, to a lesser extent, toxic waste claims, it is possible that management's estimate of the ultimate liability for losses that had occurred as of March 31, 2005 may increase in future periods. Such increases in estimates could have a material adverse effect on the Corporation's future operating results. However, management does not expect that any such increases would have a material effect on the Corporation's consolidated financial condition or liquidity.

  INVESTMENT RESULTS

      Property and casualty investment income before taxes increased by 13% in the first quarter of 2005 compared with the same period in 2004. Growth was due to an increase in invested assets since the first quarter of 2004. The increase in invested assets was due to substantial cash flow from operations over the period. Growth in investment income in 2005 was dampened, however, by lower available reinvestment rates on fixed maturities that matured over the past year.

      The effective tax rate on investment income was 19.5% in the first quarter of 2005 compared with 20.1% in the comparable period in 2004. The effective tax rate fluctuates as a result of our holding a different proportion of our investment portfolio in tax-exempt securities during each period.

      On an after-tax basis, property and casualty investment income increased by 14% in the first quarter of 2005. Management uses property and casualty investment income after-tax, a non-GAAP financial measure, to evaluate its investment performance because it reflects the impact of any change in the proportion of the investment portfolio invested in tax-exempt securities and is therefore more meaningful for analysis purposes than investment income before income tax.

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

      Portfolio credit default swaps are derivatives and are carried in the financial statements at estimated fair value, which represents management's best estimate of the cost to exit our positions. Most of these credit default swaps tend to be unique transactions and there is no market for trading such exposures. To estimate the fair value of the obligation in each credit default swap, we use internal valuation models that are similar to external valuation models.

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

      The non-insurance business of CFS produced breakeven results in the first quarter of 2005 compared with a loss before taxes of $14 million in the comparable period of 2004. The loss in the first quarter of 2004 was primarily related to the termination during the quarter of CFS's obligations under certain portfolio credit default swaps.

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

      The notional amount of CFS's credit default swaps was $8.2 billion at March 31, 2005. Our realistic loss exposure is a very small portion of the $8.2 billion notional amount as our position is senior to subordinated interests of $5.3 billion in the aggregate. In addition, using our internal ratings models, we estimate that the credit ratings of the individual portfolio credit default swaps at March 31, 2005 were AAA.

      In addition to portfolio credit default swaps, CFS entered into a derivative contract linked to an equity market index and a few other insignificant non-insurance transactions.

      The notional amount and fair value of our future obligations under derivative contracts by type of risk were as follows:

                                    Notional Amount            Fair Value
                                -----------------------  ----------------------
                                March 31,  December 31,  March 31,  December 31,
                                   2005        2004         2005        2004
                                --------   -----------   --------   -----------
                                    (in billions)           (in millions)
      Credit default swaps
       Corporate securities....    $1.0        $1.3        $ 5         $ 5
       Asset-backed securities.     7.2         7.4          8           9
                                   ----        ----        ---         ---
                                    8.2         8.7         13          14
      Other....................      .3          .3          8           8
                                   ----        ----        ---         ---
                                   $8.5        $9.0        $21         $22
                                   ====        ====        ===         ===

      In the fourth quarter of 2003, CFS terminated two asset-backed portfolio credit default swaps that had experienced deterioration in credit quality and simultaneously entered into a new contract that guaranteed principal and interest obligations. The Corporation has guaranteed CFS's obligations under the new contract. CFS's potential payment obligation extends to the date when the last of the underlying obligations expires. At March 31, 2005, the remaining notional amount of referenced securities was $1.8 billion. Under the new agreement, CFS's maximum potential payment obligation is limited to $500 million regardless of the amount of losses that might be incurred on the $1.8 billion of referenced securities. Moreover, if losses are incurred, CFS's payment obligations are limited to an extended payment schedule under which no payment would be due until 2010 at the earliest.

      CFS established a liability of $186 million related to the principal and interest contract, which represented the estimated fair value of the guarantee at its inception. The principal and interest guarantee is not a derivative contract. Therefore, the liability related to this contract is not marked-to-market each period and remained at $186 million at March 31, 2005. Due to the nature of the guarantee, we will reduce this liability only upon either the expiration or settlement of the guarantee. If actual losses are incurred, a liability for the losses will be established, and a portion of the guarantee liability will be released. The amount released will depend on our evaluation of expected ultimate loss experience.

CORPORATE AND OTHER

      Corporate and other includes investment income earned on corporate invested assets, interest expense and other expenses not allocated to the operating subsidiaries and the results of our real estate and other non-insurance subsidiaries. It also includes income from our investment in Allied World Assurance Company, Ltd.

      Corporate and other produced a loss before taxes of $62 million in the first quarter of 2005 compared with a loss of $33 million in the first quarter of 2004. The significantly higher loss in 2005 was due to the recognition of a real estate impairment loss, which is discussed below. Results in the first quarter of 2004 included a loss at The Chubb Institute, Inc., our post-secondary educational subsidiary, which we sold in the third quarter of 2004.

  REAL ESTATE

      Real estate operations resulted in a loss before taxes of $43 million in the first quarter of 2005 compared with a loss of $5 million in the same period in 2004, which amounts are included in the corporate and other results.

      During the first quarter of 2005, we committed to a plan to sell a parcel of land in New Jersey that we had previously intended to hold and develop. The decision to sell the property was based on our assessment of the current real estate market and our concern about zoning issues. As a result of our decision to sell this property in the near term, we reassessed the recoverability of its carrying value. Based on our reassessment, we recognized an impairment loss of $43 million to reduce the carrying value of the property to its estimated fair value.

      In addition to the aforementioned parcel of land that we plan to dispose of in the near term, we own approximately $190 million of land that we expect will be developed in the future. Our real estate assets also include approximately $155 million of commercial properties and land parcels under lease, of which $22 million relates to a variable interest entity in which we are the primary beneficiary.

      The recoverability of the carrying value of our real estate assets, other than the parcel of land that we plan to dispose of in the near term, is assessed based on our ability to fully recover costs through a future revenue stream. The assumptions used reflect future improvement in demand for office space, an increase in rental rates and the ability and intent to obtain financing in order to hold and develop such remaining properties and protect our interests over the long term. Management believes that it has made adequate provisions for impairment of real estate assets. However, if the assets are not sold or developed or if leased properties do not perform as presently contemplated, it is possible that additional impairment losses may be recognized that would have a material adverse effect on the Corporation's results of operations.

REALIZED INVESTMENT GAINS AND LOSSES

      Net investment gains realized were as follows:

                                                  Quarter Ended March 31
                                                  ----------------------
                                                   2005            2004
                                                  ------          ------
                                                       (in millions)
     Net realized gains (losses)
       Equity securities....................       $52             $56
       Fixed maturities.....................        (7)             25
                                                   ---             ---
     Realized investment gains before tax...       $45             $81
                                                   ===             ===
     Realized investment gains after tax....       $29             $53
                                                   ===             ===

      Of the net realized gains on sales of equity securities, $47 million and $46 million in the first quarter of 2005 and 2004, respectively, related to our share of gains recognized by investment partnerships in which we have an interest.

      We regularly review those invested assets whose fair value is less than cost to determine if an other than temporary decline in value has occurred. In evaluating whether a decline in value of any investment is other than temporary, we consider various quantitative and qualitative factors including the length of time and the extent to which the fair value has been less than the cost, the financial condition and near term prospects of the issuer, whether the issuer is current on contractually obligated interest and principal payments, and our intent and ability to hold the investment for a period of time sufficient to allow us to recover our cost. If a decline in the fair value of an individual security is deemed to be other than temporary, the difference between cost and estimated fair value is charged to income as a realized investment loss. The fair value of the investment becomes its new cost basis. There were no other than temporary impairment writedowns in the first quarter of 2005 or 2004.

INCOME TAXES

      In connection with the sale of a subsidiary a number of years ago, we agreed to indemnify the buyer for certain pre-closing tax liabilities. During the first quarter of 2005, we settled this obligation with the purchaser. Accordingly, we reduced our income tax liability, which resulted in the recognition of a benefit of $22 million.

CAPITAL RESOURCES AND LIQUIDITY

      Capital resources and liquidity represent the overall financial strength of the Corporation and its ability to generate cash flows from its operating subsidiaries, borrow funds at competitive rates and raise new capital to meet operating and growth needs.

  CAPITAL RESOURCES

      Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. At March 31, 2005, the Corporation had shareholders' equity of $10.4 billion and total debt of $2.8 billion.

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

      In June 2003, a shelf registration statement that the Corporation filed in March 2003 was declared effective by the Securities and Exchange Commission. Under the registration statement, up to $2.5 billion of various types of securities may be issued. At March 31, 2005, the Corporation had approximately $650 million remaining under the shelf registration statement.

      In July 1998, the Board of Directors authorized the repurchase of up to 12,500,000 shares of the Corporation's common stock. The authorization has no expiration. The Corporation made no share repurchases during the first quarter of 2005. As of March 31, 2005, 3,287,100 shares remained under the share repurchase authorization.

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

      New cash from operations available for investment by the property and casualty subsidiaries was approximately $900 million in the first quarter of 2005 compared with $825 million in the same period in 2004.

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

      Our investment portfolios are primarily comprised of high quality bonds, principally tax-exempt, U.S. Treasury and government agency, mortgage-backed securities and corporate issues as well as foreign bonds that support our international operations. In addition, the portfolios include equity securities held primarily with the objective of capital appreciation.

      In the first quarter of 2005, we invested new cash in tax-exempt bonds and, to a lesser extent, taxable bonds and equity securities. Taxable bonds we invested in were primarily mortgage-backed securities and corporate bonds. Our objective is to achieve the appropriate mix of taxable and tax-exempt securities in our portfolio to balance both investment and tax strategies.

      The unrealized appreciation before tax of investments carried at market value, which includes fixed maturities classified as available-for-sale and equity securities, was $545 million and $961 million at March 31, 2005 and December 31, 2004, respectively. Such unrealized appreciation is reflected in a separate component of other comprehensive income, net of applicable deferred income tax.

      The unrealized market appreciation before tax of those fixed maturities carried at amortized cost was $17 million at March 31, 2005 and $21 million at December 31, 2004. Such unrealized appreciation was not reflected in the consolidated financial statements.

      Changes in unrealized market appreciation or depreciation of fixed maturities were due primarily to fluctuations in interest rates.

Item 4 - Controls and Procedures

      As of March 31, 2005, an evaluation of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures was performed under the supervision and with the participation of the Corporation's management, including the chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Corporation's disclosure controls and procedures were effective as of the evaluation date.

      During the three month period ended March 31, 2005, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

Date: May 9, 2005