Form 10-Q
period 2005-06-30
CHUBB CORP
filed 2005-08-08
CIK 20171

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                Washington, D. C.

                                      20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________

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

                   YES [X]  NO [ ]

      The number of shares of common stock outstanding as of June 30, 2005 was 198,338,951.

                              THE CHUBB CORPORATION
                                      INDEX

                                                                        Page Number
                                                                        -----------
Part I.   Financial Information:

  Item 1 - Financial Statements:

    Consolidated Statements of Income for the
     Three Months and Six Months Ended June 30, 2005 and 2004.....           1

    Consolidated Balance Sheets as of
     June 30, 2005 and December 31, 2004..........................           2

    Consolidated Statements of Comprehensive Income for the
     Three Months and Six Months Ended June 30, 2005 and 2004.....           3

    Consolidated Statements of Cash Flows for the
     Six Months Ended June 30, 2005 and 2004......................           4

    Notes to Consolidated Financial Statements....................           5

  Item 2 - Management's Discussion and Analysis
    of Financial Condition and Results of Operations..............           9

  Item 4 - Controls and Procedures................................          30

Part II.  Other Information:

  Item 1 - Legal Proceedings......................................          31

  Item 4 - Submission of Matters to a Vote of Security Holders....          32

  Item 6 - Exhibits...............................................          32

Signatures........................................................          32

                          Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

                              THE CHUBB CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                              PERIODS ENDED JUNE 30

                                             Second Quarter        Six Months
                                           ------------------  ------------------
                                             2005      2004      2005      2004
                                           --------  --------  --------  --------
                                                    (in millions except
                                                   for per share amounts)
Revenues
  Premiums Earned.......................   $3,018.5  $2,861.6  $6,053.6  $5,655.6
  Investment Income.....................      348.8     308.6     683.0     604.5
  Other Revenues........................       31.6      19.0      66.1      26.5
  Realized Investment Gains.............       52.5      16.7      97.4      97.6
                                           --------  --------  --------  --------

         Total Revenues.................    3,451.4   3,205.9   6,900.1   6,384.2
                                           --------  --------  --------  --------
Losses and Expenses
  Insurance Losses and Loss Expenses....    1,818.9   1,805.9   3,653.9   3,546.5
  Amortization of Deferred Policy
   Acquisition Costs....................      743.4     703.0   1,474.3   1,390.2
  Other Insurance Operating Costs
   and Expenses.........................      125.7     159.2     278.9     348.0
  Investment Expenses...................        7.1       6.1      15.6      13.4
  Other Expenses........................       25.9      25.8      85.8      53.0
  Corporate Expenses....................       46.4      39.6      95.8      77.8
                                           --------  --------  --------  --------

         Total Losses and Expenses......    2,767.4   2,739.6   5,604.3   5,428.9
                                           --------  --------  --------  --------

Income Before Federal and Foreign
 Income Tax.............................      684.0     466.3   1,295.8     955.3
Federal and Foreign Income Tax..........      188.5     110.2     330.7     238.5
                                           --------  --------  --------  --------

Net Income..............................   $  495.5  $  356.1  $  965.1  $  716.8
                                           ========  ========  ========  ========

Net Income Per Share

 Basic..................................   $   2.52  $   1.88  $   4.95  $   3.80
 Diluted................................       2.45      1.85      4.82      3.73

Dividends Declared Per Share............        .43       .39       .86       .78

See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                           June 30,     Dec. 31,
                                                             2005         2004
                                                           ---------   ---------
                                                                (in millions)
Assets

  Invested Assets
    Short Term Investments...............................  $ 1,461.8   $ 1,307.5
    Fixed Maturities
      Held-to-Maturity - Tax Exempt (market $267.7
       and $338.3).......................................      252.3       317.2
      Available-for-Sale
       Tax Exempt (cost $14,509.9 and $13,522.6).........   15,062.7    14,071.3
       Taxable (cost $13,809.8 and $13,362.7)............   14,089.4    13,620.8
    Equity Securities (cost $1,903.4 and $1,687.3).......    2,075.5     1,841.3
                                                           ---------   ---------

           TOTAL INVESTED ASSETS.........................   32,941.7    31,158.1
  Cash...................................................       34.5        41.7
  Securities Lending Collateral..........................    2,620.2     1,853.9
  Accrued Investment Income..............................      369.3       350.0
  Premiums Receivable....................................    2,458.4     2,336.4
  Reinsurance Recoverable on Unpaid Losses
   and Loss Expenses.....................................    3,497.3     3,483.2
  Prepaid Reinsurance Premiums...........................      288.5       328.3
  Deferred Policy Acquisition Costs......................    1,435.5     1,434.7
  Real Estate Assets.....................................      413.7       474.2
  Investment in Partially Owned Company..................      284.7       346.2
  Deferred Income Tax....................................      449.8       533.5
  Goodwill...............................................      467.4       467.4
  Other Assets...........................................    1,343.9     1,452.7
                                                           ---------   ---------

           TOTAL ASSETS..................................  $46,604.9   $44,260.3
                                                           =========   =========

Liabilities

  Unpaid Losses and Loss Expenses........................  $21,092.0   $20,291.9
  Unearned Premiums......................................    6,407.5     6,355.9
  Securities Lending Payable.............................    2,620.2     1,853.9
  Long Term Debt.........................................    2,813.4     2,813.7
  Dividend Payable to Shareholders.......................       85.3        75.0
  Accrued Expenses and Other Liabilities.................    2,328.5     2,743.5
                                                           ---------   ---------

           TOTAL LIABILITIES.............................   35,346.9    34,133.9
                                                           ---------   ---------

Shareholders' Equity

  Common Stock - $1 Par Value; 198,338,951 and
   195,803,824 Shares....................................      198.3       195.8
  Paid-In Surplus........................................    1,442.1     1,319.1
  Retained Earnings......................................    8,915.0     8,119.1
  Accumulated Other Comprehensive Income
   Unrealized Appreciation of Investments, Net of Tax....      652.9       624.5
   Foreign Currency Translation Gains, Net of Tax........       49.7        79.0
  Treasury Stock, at Cost - 3,127,282 Shares in 2004.....          -      (211.1)
                                                           ---------   ---------

           TOTAL SHAREHOLDERS' EQUITY....................   11,258.0    10,126.4
                                                           ---------   ---------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY....  $46,604.9   $44,260.3
                                                           =========   =========

See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                              PERIODS ENDED JUNE 30

                                             Second Quarter         Six Months
                                            ----------------     ---------------
                                             2005      2004       2005     2004
                                            ------   -------     ------  -------
                                                       (in millions)
Net Income................................  $495.5   $ 356.1     $965.1  $ 716.8
                                            ------   -------     ------  -------

Other Comprehensive Income
  Change in Unrealized Appreciation
   of Investments, Net of Tax.............   298.8    (516.1)      28.4   (391.6)
  Foreign Currency Translation Gains
   (Losses), Net of Tax...................   (36.4)     (2.7)     (29.3)     6.9
                                            ------   -------     ------  -------
                                             262.4    (518.8)       (.9)  (384.7)
                                            ------   -------     ------  -------

Comprehensive Income (Loss)...............  $757.9   $(162.7)    $964.2  $ 332.1
                                            ======   =======     ======  =======

See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30

                                                            2005        2004
                                                          ---------   ----------
                                                               (in millions)
Cash Flows from Operating Activities
  Net Income............................................  $   965.1   $    716.8
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities
    Increase in Unpaid Losses and Loss Expenses, Net....      786.0        938.6
    Increase in Unearned Premiums, Net..................      115.1        291.4
    Increase in Premiums Receivable.....................     (122.0)      (204.3)
    Increase in Deferred Policy Acquisition Costs.......       (9.0)       (49.4)
    Change in Deferred Income Tax.......................       79.2         54.1
    Depreciation........................................       47.5         54.1
    Realized Investment Gains...........................      (97.4)       (97.6)
    Other, Net..........................................      127.8         89.7
                                                          ---------   ----------

  Net Cash Provided by Operating Activities.............    1,892.3      1,793.4
                                                          ---------   ----------

Cash Flows from Investing Activities
  Proceeds from Sales of Fixed Maturities...............    3,305.2      1,800.2
  Proceeds from Maturities of Fixed Maturities..........      857.4      1,126.3
  Proceeds from Sales of Equity Securities..............      276.6        465.1
  Purchases of Fixed Maturities.........................   (5,751.2)    (5,848.4)
  Purchases of Equity Securities........................     (389.3)      (491.9)
  Decrease (Increase) in Short Term Investments, Net....     (154.3)     1,068.8
  Other, Net............................................       50.1         29.1
                                                          ---------   ----------

  Net Cash Used in Investing Activities.................   (1,805.5)    (1,850.8)
                                                          ---------   ----------

Cash Flows from Financing Activities
  Increase (Decrease) in Funds Held Under
   Deposit Contracts....................................     (252.7)        22.4
  Proceeds from Issuance of Common Stock Under
   Incentive and Purchase Plans.........................      317.6        164.0
  Dividends Paid to Shareholders........................     (158.9)      (141.7)
  Other, Net............................................          -          8.6
                                                          ---------   ----------

  Net Cash Provided by (Used in) Financing Activities...      (94.0)        53.3
                                                          ---------   ----------

Net Decrease in Cash....................................       (7.2)        (4.1)

Cash at Beginning of Year...............................       41.7         52.2
                                                          ---------   ----------

  Cash at End of Period.................................  $    34.5   $     48.1
                                                          =========   ==========

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

            The net change in unrealized appreciation of investments carried at market value was as follows:

                                              Periods Ended June 30
                                       ------------------------------------
                                        Second Quarter        Six Months
                                       -----------------    ---------------
                                        2005      2004      2005     2004
                                       ------    -------    -----   -------
                                                  (in millions)
Change in unrealized appreciation of
 equity securities...................  $ 30.5    $ (39.0)   $18.1   $  (5.2)
Change in unrealized appreciation of
 fixed maturities....................   429.2     (755.1)    25.6    (597.2)
                                       ------    -------    -----   -------
                                        459.7     (794.1)    43.7    (602.4)
Deferred income tax (credit).........   160.9     (278.0)    15.3    (210.8)
                                       ------    -------    -----   -------

Change in unrealized appreciation
 of investments, net.................  $298.8    $(516.1)   $28.4   $(391.6)
                                       ======    =======    =====   =======

3)    Income Tax

            In connection with the sale of a subsidiary a number of years ago, the Corporation agreed to indemnify the buyer for certain pre-closing tax liabilities. During the first quarter of 2005, this obligation was settled with the purchaser. Accordingly, the income tax liability was reduced, which resulted in the recognition of a tax benefit of $22 million.

4)    Segments Information

            The principal business of the Corporation is property and casualty insurance. The profitability of the property and casualty insurance business depends on the results of both underwriting operations and investments, which are viewed as two distinct operations. The underwriting operations are managed and evaluated separately from the investment function.

            The reporting format for property and casualty underwriting results by business unit was changed in the first quarter of 2005 to more closely reflect the way the business is now managed. Prior year amounts have been reclassified to conform with the new presentation.

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

                    Revenues and income before income tax of the operating segments were as follows:

                                                    Periods Ended June 30
                                          ---------------------------------------
                                            Second Quarter         Six Months
                                          ------------------   ------------------
                                            2005      2004       2005      2004
                                          --------  --------   --------  --------
                                                       (in millions)
Revenues
  Property and casualty insurance
    Premiums earned
      Personal insurance...............   $  801.4  $  741.7   $1,594.2  $1,477.2
      Commercial insurance.............    1,267.4   1,178.0    2,524.6   2,323.0
      Specialty insurance..............      727.0     675.2    1,448.9   1,352.5
                                          --------  --------   --------  --------

      Total insurance..................    2,795.8   2,594.9    5,567.7   5,152.7

      Reinsurance assumed..............      222.7     266.7      485.9     502.9
                                          --------  --------   --------  --------
                                           3,018.5   2,861.6    6,053.6   5,655.6

    Investment income..................      331.8     296.8      652.9     580.8
                                          --------  --------   --------  --------
      Total property and casualty
       insurance.......................    3,350.3   3,158.4    6,706.5   6,236.4

  Chubb Financial Solutions
   non-insurance business..............        1.7       1.8        3.2      (3.2)
  Corporate and other..................       46.9      29.0       93.0      53.4
  Realized investment gains............       52.5      16.7       97.4      97.6
                                          --------  --------   --------  --------

      Total revenues...................   $3,451.4  $3,205.9   $6,900.1  $6,384.2
                                          ========  ========   ========  ========

Income (loss) before income tax
  Property and casualty insurance
    Underwriting
      Personal insurance...............   $  132.5  $   57.8   $  266.9  $   81.8
      Commercial insurance.............      168.1     304.7      337.4     441.1
      Specialty insurance..............        8.2    (190.5)     (21.8)   (218.7)
                                          --------  --------   --------  --------

      Total insurance..................      308.8     172.0      582.5     304.2

      Reinsurance assumed..............       16.7      13.2       57.2      19.8
                                          --------  --------   --------  --------
                                             325.5     185.2      639.7     324.0
      Increase in deferred policy
       acquisition costs...............        4.0       9.8        9.0      49.4
                                          --------  --------   --------  --------

      Underwriting income..............      329.5     195.0      648.7     373.4

    Investment income..................      325.1     291.0      638.5     568.7

    Other income (charges).............        1.0      (1.5)      (2.2)     (2.5)
                                          --------  --------   --------  --------

      Total property and casualty
       insurance.......................      655.6     484.5    1,285.0     939.6

  Chubb Financial Solutions
   non-insurance business..............        (.7)     (2.9)       (.7)    (17.2)
  Corporate and other loss.............      (23.4)    (32.0)     (85.9)    (64.7)
  Realized investment gains............       52.5      16.7       97.4      97.6
                                          --------  --------   --------  --------

      Total income before income tax...   $  684.0  $  466.3   $1,295.8  $  955.3
                                          ========  ========   ========  ========

5)    Earnings Per Share

            The following table sets forth the computation of basic and diluted earnings per share:

                                                   Periods Ended June 30
                                            -----------------------------------
                                            Second Quarter        Six Months
                                            --------------      ---------------
                                            2005      2004      2005      2004
                                            ----      ----      ----      ----
                                                       (in millions
                                               except for per share amounts)
Basic earnings per share:
     Net income..........................   $495.5   $356.1     $965.1   $ 716.8
                                            ======   ======     ======   =======

     Weighted average number of common
      shares outstanding.................    196.4    189.5      194.8     188.7
                                            ======   ======     ======   =======

     Basic earnings per share............   $ 2.52   $ 1.88     $ 4.95   $  3.80
                                            ======   ======     ======   =======

Diluted earnings per share:
     Net income..........................   $495.1   $356.1     $965.1   $ 716.8
                                            ======   ======     ======   =======

     Weighted average number of common
      shares outstanding.................    196.4    189.5      194.8     188.7
     Additional shares from assumed
      exercise of stock-based
      compensation awards................      3.7      3.0        3.7       3.3
     Additional shares from assumed
      issuance of common stock upon
      settlement of purchase contracts
      and mandatorily exercisable
      warrants...........................      2.2        -        1.9        .1
                                            ------   ------     ------   -------

Weighted average number of common
      shares and potential common shares
      assumed outstanding for computing
      diluted earnings per share.........    202.3    192.5      200.4     192.1
                                            ======   ======     ======   =======

     Diluted earnings per share..........   $ 2.45   $ 1.85     $ 4.82   $  3.73
                                            ======   ======     ======   =======

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations for the Six Months Ended June 30, 2005 and 2004 and for the Quarters Ended June 30, 2005 and 2004

      Certain statements in this document are "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 (PSLRA). These forward-looking statements are made pursuant to the safe harbor provisions of the PSLRA and include estimates and assumptions related to economic, competitive, regulatory, judicial, legislative and other developments. These include statements relating to trends in, or representing management's beliefs about, our future strategies, operations and financial results, as well as other statements that include words such as "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "should," "will," or other similar expressions. Forward-looking statements are made based upon management's current expectations and beliefs concerning trends and future developments and their potential effects on us. These statements are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties, which include, among others, those discussed or identified from time to time in our public filings with the Securities and Exchange Commission and those associated with:

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

      -     changes in competition and pricing environment

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

      - Net income was $965 million in the first six months of 2005 and $495 million in the second quarter compared with $717 million and $356 million, respectively, in the comparable periods of 2004.

      - Premium growth was 4% in the first six months of 2005 and 6% in the second quarter, reflecting modest growth in our insurance business and a decrease in written premiums in our reinsurance assumed business that was in line with our expectations. We maintained underwriting discipline in a more competitive market environment. Rates were generally stable in most classes of business.

      - Underwriting results were highly profitable as evidenced by the combined loss and expense ratio of 88.9% in the first six months of 2005 and 88.3% in the second quarter compared with 92.7% and 92.8%, respectively, in the corresponding periods of 2004.

      - Property and casualty investment income after taxes increased by 13% in the first six months of 2005 and 12% in second quarter.

      A summary of our consolidated net income is as follows:

                                                    Periods Ended June 30
                                             ----------------------------------
                                             Second Quarter         Six Months
                                             --------------      --------------
                                             2005      2004       2005     2004
                                             ----      ----      ------    ----
                                                        (in millions)
Property and Casualty Insurance............  $656      $485      $1,285    $940
Chubb Financial Solutions Non-Insurance
 Business..................................    (1)       (3)         (1)    (17)
Corporate and Other........................   (24)      (32)        (86)    (65)
Realized Investment Gains..................    53        16          98      97
                                             ----      ----      ------    ----
Consolidated Income Before Income Tax......   684       466       1,296     955
Federal and Foreign Income Tax.............   189       110         331     238
                                             ----      ----      ------    ----

Consolidated Net Income....................  $495      $356      $  965    $717
                                             ====      ====      ======    ====

      Net income included realized investment gains after tax of $63 million in the first six months of 2005 and $34 million in the second quarter compared with $68 million and $15 million, respectively, in the comparable periods of 2004. Decisions to sell securities are governed principally by considerations of investment opportunities and tax consequences. As a result, realized gains and losses on the sale of investments may vary significantly from period to period.

PROPERTY AND CASUALTY INSURANCE

      A summary of the results of operations of our property and casualty insurance business is as follows:

                                                   Periods Ended June 30
                                           -------------------------------------
                                            Second Quarter         Six Months
                                           ----------------     ----------------
                                            2005      2004       2005     2004
                                           ------    ------     ------   -------
                                                       (in millions)
 Underwriting
  Net Premiums Written.................... $3,113    $2,930     $6,169   $ 5,947
  Increase in Unearned Premiums...........    (94)      (68)      (115)     (291)
                                           ------    ------     ------   -------
     Premiums Earned......................  3,019     2,862      6,054     5,656
                                           ------    ------     ------   -------
  Losses and Loss Expenses................  1,819     1,806      3,654     3,547
  Operating Costs and Expenses............    869       864      1,748     1,771
  Increase in Deferred Policy Acquisition
   Costs..................................     (4)      (10)        (9)      (49)
  Dividends to Policyholders..............      5         7         12        14
                                           ------    ------     ------   -------

  Underwriting Income.....................    330       195        649       373
                                           ------    ------     ------   -------

 Investments
  Investment Income Before Expenses.......    332       297        653       581
Investment Expenses.....................        7         6         15        12
                                           ------    ------     ------   -------
  Investment Income.......................    325       291        638       569
                                           ------    ------     ------   -------

 Other Income (Charges)...................      1        (1)        (2)       (2)
                                           ------    ------     ------   -------

 Property and Casualty Income Before Tax.. $  656    $  485     $1,285   $   940
                                           ======    ======     ======   =======

 Property and Casualty Investment Income
  After Tax............................... $  261    $  232     $  513   $   454
                                           ======    ======     ======   =======

      Earnings from our property and casualty business were significantly higher in the first six months and second quarter of 2005 compared with the same periods of 2004. Underwriting income was substantially higher in 2005 compared with the prior year. Investment income also increased significantly in 2005 compared with 2004.

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

   Net Premiums Written

      Property and casualty net premiums written were $6.2 billion in the first six months of 2005 and $3.1 billion in the second quarter, representing increases of 4% and 6%, respectively, compared with the same periods in 2004.

      Insurance premiums grew 5% in the first six months of 2005 and 8% in the second quarter compared with the same periods of 2004. Over 75% of our insurance premiums are written in the United States. Insurance premiums in the U.S. grew by 4% in the first six months and 7% in the second quarter. On a reported basis, insurance premiums outside the U.S. grew 10% in the first six months and 13% in the second quarter. In local currencies, such growth was 5% and 8%, respectively.

      We experienced modest premium growth in the first six months of 2005 in each of our insurance business units, while maintaining underwriting discipline in a more competitive market environment. Rates were generally stable, but were under pressure in some classes of business. We continued to retain a high percentage of our existing customers and to renew these accounts at adequate prices. In addition, while we continue to be selective, we are finding opportunities to write new business at acceptable rates. We expect that pricing pressure will continue throughout 2005.

      Reinsurance assumed premiums generated by Chubb Re decreased by 13% and 14%, respectively, in the first six months and second quarter of 2005 compared with the same periods of 2004. The premium decline was in line with our expectations.

   Reinsurance Ceded

      Our premiums written are net of amounts ceded to reinsurers who assume a portion of the risk under the insurance policies that are subject to the reinsurance. After several years of significant price increases, the cost of reinsurance in the marketplace has leveled off. However, the availability of reinsurance for certain coverages, such as terrorism, continues to be limited and expensive.

      We expect our overall reinsurance costs in 2005 to be less than those in 2004. In January 2005, we discontinued a professional liability per risk treaty. Underwriting actions we have taken in recent years have resulted in lower average limits on those large risks we write, which we believe made this treaty no longer economical. On our casualty clash treaty, which operates like a catastrophe treaty, we increased our retention from $50 million to $75 million. This treaty now provides $125 million of coverage in excess of $75 million per insured event. We did not renew a high excess surety per risk treaty as we believe the cost was not justified.

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

      Our property reinsurance treaties generally contain terrorism exclusions. Since September 2001, we have changed our underwriting protocols to address terrorism and the limited availability of terrorism reinsurance. However, given the uncertainty of the potential threats, we cannot be sure that we have addressed all the possibilities and we continue to have terrorism exposure.

      It is unclear at this time whether Congress will reauthorize the Terrorism Risk Insurance Act of 2002 (TRIA) for periods subsequent to December 31, 2005. Regardless of whether or not TRIA is extended, we will continue to model terrorism loss scenarios and manage this type of catastrophic risk by monitoring terrorism risk aggregations. Nevertheless, given the unpredictable nature of terrorism, its targets, frequency and severity as well as the limited terrorism coverage in our reinsurance program, our future operating results could be more volatile.

   Profitability

      Underwriting results were highly profitable in the first six months and second quarter of 2005 and 2004, but more so in 2005. Our combined loss and expense ratio was 88.9% in the first six months of 2005 and 88.3% in the second quarter compared with 92.7% and 92.8%, respectively, in the corresponding periods of 2004.

      Underwriting results in the second quarter of 2004 were adversely affected by an increase in net loss reserves of about $160 million for errors and omissions losses related to investment banks. Such results benefited from an $80 million reduction in net loss reserves related to the September 11, 2001 attack.

      The loss ratio was 60.5% for the first six months of 2005 and 60.3% for the second quarter compared with 62.9% and 63.3%, respectively, in the prior year. Catastrophe losses during the first six months of 2005 amounted to $41 million which represented 0.7 of a percentage point of the loss ratio compared with $142 million or 2.5 percentage points in 2004. Catastrophe losses for the second quarter of 2005 amounted to $21 million or 0.7 of a percentage point of the loss ratio compared with $46 million or 1.6 percentage points in 2004. The above 2004 catastrophe loss amounts exclude the $80 million reduction in loss reserves related to the September 11, 2001 attack, which reduced the loss ratio by 1.4 and 2.8 percentage points in the first six months and second quarter, respectively.

      Our expense ratio was 28.4% for the first six months of 2005 and 28.0% for the second quarter compared with 29.8% and 29.5%, respectively, in 2004. The decrease in the expense ratio in 2005 was due to lower contingent commissions and, to a lesser extent, flat overhead expenses compared with the prior year as we continued to make progress in reducing our cost structure, and the discontinuation of a professional liability per risk reinsurance treaty, which resulted in an increase in net premiums written without a commensurate increase in expenses.

      We have not yet concluded the negotiations with some of our brokers and agents on 2005 commission arrangements. At this point, we expect that total producer compensation in 2005 will be somewhat lower than in 2004. The lower contingent commissions in the first six months of 2005 compared with the same period in 2004 was due in part to this expectation and in part to the fact that we accrued contingent commissions in the first half of 2004 at a higher rate in anticipation of higher premium growth during 2004 than we ultimately realized.

   REVIEW OF UNDERWRITING RESULTS BY BUSINESS UNIT

      The reporting format for property and casualty underwriting results by business unit was changed in the first quarter of 2005 to more closely reflect the way the business is now managed. Prior year amounts have been reclassified to conform with the new presentation.

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

      Underwriting results during 2005 and 2004 by business unit were as follows:

                                Net Premiums Written
                            ----------------------------        Combined Loss and
                                                % Increase       Expense Ratios
                                                                ----------------
                             2005       2004     (Decrease)     2005      2004
                             ----       ----     ----------     ----      ----
                              (in millions)
Six Months Ended June 30

PERSONAL INSURANCE
  Automobile..............  $  317     $  310          2%        95.3%     95.0%
  Homeowners..............   1,020        929         10         76.9      94.6
  Other...................     290        286          1         89.1      87.6
                            ------     ------                   -----     -----
      Total Personal......   1,627      1,525          7         82.7      93.4
                            ------     ------                   -----     -----

COMMERCIAL INSURANCE
  Multiple Peril..........     641        649         (1)        82.8      72.3
  Casualty................     910        857          6         97.3      83.6
  Workers' Compensation...     496        469          6         84.9      90.4
  Property and Marine.....     586        557          5         70.8      69.4
                            ------     ------                   -----     -----
      Total Commercial....   2,633      2,532          4         85.3      78.2
                            ------     ------                   -----     -----

SPECIALTY INSURANCE
  Professional Liability..   1,337      1,260          6        101.5     120.6
  Surety..................     105         95         11        101.3      48.2
                            ------     ------                   -----     -----
      Total Specialty.....   1,442      1,355          6        101.6     116.1
                            ------     ------                   -----     -----

      TOTAL INSURANCE.....   5,702      5,412          5         88.8      92.6

REINSURANCE ASSUMED.......     467        535        (13)        89.6      94.1
                            ------     ------                   -----     -----

      TOTAL...............  $6,169     $5,947          4         88.9%     92.7%
                            ======     ======                   =====     =====

Quarter Ended June 30

PERSONAL INSURANCE
  Automobile..............  $  171     $  166          3%        95.2%     94.1%
  Homeowners..............     568        516         10         73.7      87.3
  Other...................     132        124          7         91.6      92.6
                            ------     ------                   -----     -----
      Total Personal......     871        806          8         81.0      89.6
                            ------     ------                   -----     -----

COMMERCIAL INSURANCE
  Multiple Peril..........     305        314         (3)        83.3      59.6
  Casualty................     458        412         11        100.9      82.2
  Workers' Compensation...     218        195         12         84.1      93.2
  Property and Marine.....     287        271          6         71.3      63.4
                            ------     ------                   -----     -----
      Total Commercial....   1,268      1,192          6         86.7      73.6
                            ------     ------                   -----     -----

SPECIALTY INSURANCE
  Professional Liability..     691        619         12        101.4     134.1
  Surety..................      52         46         13         54.2      50.1
                            ------     ------                   -----     -----
      Total Specialty.....     743        665         12         98.3     128.6
                            ------     ------                   -----     -----

      TOTAL INSURANCE.....   2,882      2,663          8         88.1      92.6

REINSURANCE ASSUMED.......     231        267        (14)        91.3      95.1
                            ------     ------                   -----     -----

      TOTAL...............  $3,113     $2,930          6         88.3%     92.8%
                            ======     ======                   =====     =====

   Personal Insurance

      Premiums from personal insurance coverages, which represent 26% of net premiums written, increased by 7% in the first six months of 2005 and 8% in the second quarter compared with the same periods in 2004. Premium growth was driven by our homeowners business due to increased insurance-to-value, modestly higher rates and an increase in the in force policy count. The low growth in personal automobile premiums was due to our maintaining underwriting discipline in a more competitive marketplace. The minimal growth in other personal premiums in the first six months of 2005 was attributable to lower premiums in our accident business, due in large part to the non-renewal of one large account in the first quarter.

      Our personal insurance business produced highly profitable underwriting results in 2005 and 2004. Results in 2005 were exceptionally profitable due to lower catastrophe losses and favorable loss experience. The combined loss and expense ratio was 82.7% in the first six months of 2005 and 81.0% in the second quarter compared with 93.4% and 89.6%, respectively, in 2004. Excluding catastrophe losses, the combined ratio was 81.2% in the first six months of 2005 and 79.5% in the second quarter compared with 85.8% and 84.7%, respectively, in 2004.

      Homeowners results were highly profitable in 2005 compared with profitable results in 2004. The improvement was due to lower catastrophe losses and to better pricing and contract wording changes related to mold damage that we have implemented over the past few years. Results in 2004 were adversely affected by significant catastrophe losses, particularly in the first quarter due to severe winter weather in the northeastern part of the United States. Catastrophe losses represented 2.5 percentage points of the loss ratio for this class in both the first six months and second quarter of 2005 compared with 12.1 and 7.5 percentage points, respectively, in 2004.

      Our personal automobile business produced similarly profitable results in 2005 and 2004. This business continues to experience stable claim frequency and severity. Other personal coverages, which include excess liability, yacht and accident insurance, produced highly profitable results in both years due to favorable loss experience.

   Commercial Insurance

      Premiums from commercial insurance, which represent 43% of our net premiums written, increased by 4% in the first six months of 2005 and 6% in the second quarter compared with the similar periods a year ago. Rates in the U.S. were flat in the first six months of 2005 compared with the same period in 2004 as we continued to experience more competition in the marketplace. Retention levels in the U.S. remained strong in the first six months of 2005 and were similar to those in the comparable period of 2004. New business volume was down from 2004 levels as competitors have worked to retain their better accounts. We continued to get acceptable rates and appropriate terms and conditions on business written. We expect that rates will be relatively stable through the remainder of 2005 despite continued pricing pressure.

      Our commercial insurance business produced highly profitable underwriting results in 2005 and 2004, but more so in 2004. These profitable results reflect the cumulative effect of price increases, better terms and conditions and more stringent risk selection in recent years. Results in both years benefited from low property losses. Results in 2004 also benefited from an $80 million reduction in net loss reserves in the second quarter related to the September 11, 2001 attack. The combined loss and expense ratio was 85.3% for the first six months of 2005 and 86.7% for the second quarter compared with 78.2% and 73.6%, respectively, in 2004. The reduction in loss reserves related to the September 11 attack reduced the loss ratio in 2004 by 3.4 and 6.8 percentage points in the first six months and second quarter, respectively.

      Multiple peril results were highly profitable in 2005 and 2004, but more so in 2004. The property component of this business was exceptionally profitable in both years, particularly in 2004 due to unusually low losses as well as a $30 million reduction in net loss reserves in the second quarter related to the September 11, 2001 attack. There were virtually no catastrophe losses for this class in the first six months and second quarter of 2005. In 2004, catastrophe losses represented 2.3 percentage points of the loss ratio for this class in the first six months and 0.8 of a percentage point in the second quarter. The 2004 catastrophe percentages exclude the impact of the reduction in loss reserves related to the September 11 attack, which reduced the loss ratio by 4.9 and 9.7 percentage points in the first six months and second quarter, respectively.

      Our casualty business produced less profitable results in 2005 compared with 2004. The primary liability and automobile components of this business were highly profitable in both years, but more so in 2004. The excess liability component produced unprofitable results in 2005 compared with profitable results in 2004. Results in the second quarter of 2005 were adversely affected by several large losses related to older accident years. The 2004 results for this component benefited from a $30 million reduction in net loss reserves in the second quarter related to the September 11, 2001 attack.

      Workers' compensation results were highly profitable in 2005 and 2004, but more so in 2005. Results in both years benefited from our disciplined risk selection during the past several years.

      Property and marine results were highly profitable in both years due to few severe losses. Catastrophe losses represented 3.0 percentage points of the loss ratio for this class in the first six months of 2005 and 4.7 percentage points in the second quarter compared with 3.2 and 2.8 percentage points, respectively, in 2004. The 2004 catastrophe percentages exclude the impact of a $20 million reduction in loss reserves in the second quarter related to the September 11, 2001 attack, which reduced the loss ratio by 3.7 and 7.4 percentage points in the first six months and second quarter, respectively.

   Specialty Insurance

      Premiums from specialty insurance, which represent 23% of our net premiums written, increased by 6% in the first six months of 2005 and 12% in the second quarter compared with the similar periods a year ago. The growth in net premiums written in the professional liability classes of business was largely due to the non-renewal of a per risk reinsurance treaty. Growth in these classes was constrained by the competitive pressure on rates and our commitment to maintain underwriting discipline. Overall, rates in the U.S. for these classes were down slightly in the first six months of 2005. The most significant rate declines have occurred in the for-profit directors and officers liability component, particularly for large public companies. Retention levels in the U.S. in 2005 were higher than 2004 levels. New business volume in 2005 was similar to 2004 levels. In line with our strategy in recent years, we continue to focus on small and middle market publicly traded and privately held companies. We continued to get adequate rates and favorable terms and conditions on both new business and renewals.

      Our specialty insurance business produced modestly unprofitable underwriting results in the first six months of 2005 and modestly profitable results in the second quarter. Results in both respective periods of 2004 were highly unprofitable. The combined loss and expense ratio was 101.6% for the first six months of 2005 and 98.3% for the second quarter compared with 116.1% and 128.6%, respectively, in 2004.

      Our professional liability results improved substantially in 2005 but were modestly unprofitable. Results have begun to benefit from the cumulative effect of price increases, lower policy limits and better terms and conditions in recent years. However, results in both years, but particularly in the second quarter of 2004, were adversely affected by unfavorable development on loss reserves related to accident years 2002 and prior. The adverse development was due in large part to claims that have arisen due to corporate failures and allegations of management misconduct and accounting irregularities. In the second quarter of 2004, we increased net loss reserves by about $160 million for errors and omissions losses related to investment banks. The fidelity component of this business was highly profitable in both years.

      Surety results were modestly unprofitable in the first six months of 2005 and highly profitable in the second quarter compared with highly profitable results in both periods of 2004. Our surety business tends to be characterized by infrequent but potentially high severity losses. Results in 2005 were adversely affected by one $60 million loss in the first quarter.

   Reinsurance Assumed

      Premiums from our reinsurance assumed business generated by Chubb Re, which represent 8% of net premiums written, decreased by 13% in the first six months of 2005 and 14% in the second quarter compared with the similar periods in 2004. The decrease in premiums was expected as there were fewer attractive opportunities in the reinsurance market.

      Our reinsurance assumed business was more profitable in 2005 compared with 2004. The combined loss and expense ratio was 89.6% in the first six months of 2005 and 91.3% in the second quarter compared with 94.1% and 95.1%, respectively, in 2004. The improvement in 2005 was largely due to the favorable settlement of one loss in the first quarter and the commutation of a contract in the second quarter.

   LOSS RESERVES

      Unpaid losses and loss expenses, also referred to as loss reserves, are the largest liability of our property and casualty subsidiaries.

      Our loss reserves include the accumulation of individual case estimates for claims that have been reported and estimates of losses that have been incurred but not reported as well as estimates of the expenses associated with settling all reported and unreported claims. Estimates are based upon past loss experience modified for current trends as well as prevailing economic, legal and social conditions. Our loss reserves are not discounted to present value.

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

      Our loss reserves include significant amounts related to asbestos and toxic waste claims and the September 11, 2001 attack. The components of our loss reserves were as follows:

                                            June 30,        December 31,
                                              2005             2004
                                            --------        ------------
                                                   (in millions)
Gross loss reserves
   Related to asbestos and toxic
    waste claims..........................  $  1,138          $ 1,169
   Related to September 11 attack.........       644              700
   All other loss reserves................    19,310           18,423
                                            --------          -------

                                              21,092           20,292
                                            --------          -------

Reinsurance recoverable
   Related to asbestos and toxic
    waste claims..........................        51               55
   Related to September 11 attack.........       556              582
   All other reinsurance recoverable......     2,890            2,846
                                            --------          -------

                                               3,497            3,483
                                            --------          -------

Net loss reserves.........................  $ 17,595          $16,809
                                            ========          =======

      Loss reserves, net of reinsurance recoverable, increased by $786 million during the first six months of 2005. The loss reserves related to asbestos and toxic waste claims and the September 11 attack are significant components of our total loss reserves, but they may distort the growth trend in our loss reserves. Excluding such loss reserves, our loss reserves, net of reinsurance recoverable, increased by $843 million during the first six months of 2005.

 The components of our net loss reserves were as follows:

                                            June 30,        December 31,
                                              2005             2004
                                            --------        ------------
                                                   (in millions)
Reserves related to asbestos and toxic
 waste claims.............................  $ 1,087           $ 1,114
Reserves related to September 11 attack...       88               118
All other loss reserves
  Personal insurance......................    1,615             1,579
  Commercial insurance....................    6,972             6,594
  Specialty insurance.....................    6,591             6,282
  Reinsurance assumed.....................    1,242             1,122
                                            -------           -------

Net loss reserves.........................  $17,595           $16,809
                                            =======           =======

      Loss reserves for each of our business units increased in the first six months of 2005, with the most significant increases in the long tail liability classes of business within commercial and specialty insurance and reinsurance assumed. The relatively small increase in personal insurance loss reserves was due in part to a $40 million reduction in unpaid claims related to catastrophes.

      Each quarter, we monitor developments and analyze trends related to our asbestos exposures. Based on our review during the second quarter of 2005, we increased our net asbestos loss reserves by $20 million, primarily due to an increase in our estimate of the ultimate liabilities for one of our traditional asbestos defendants.

      Based on all information currently available, we believe that the aggregate loss reserves of our property and casualty subsidiaries at June 30, 2005 were adequate to cover claims for losses that had occurred, including both those known to us and those yet to be reported. In establishing such reserves, we consider facts currently known and the present state of the law and coverage litigation. However, given the judicial decisions and legislative actions that have broadened the scope of coverage and expanded theories of liability in the past and the possibilities of similar interpretations in the future, particularly as they relate to asbestos claims and, to a lesser extent, toxic waste claims, it is possible that management's estimate of the ultimate liability for losses that had occurred as of June 30, 2005 may increase in future periods. Such increases in estimates could have a material adverse effect on the Corporation's future operating results. However, management does not expect that any such increases would have a material effect on the Corporation's consolidated financial condition or liquidity.

   INVESTMENT RESULTS

      Property and casualty investment income before taxes increased by 12% in both the first six months and second quarter of 2005 compared with the same periods in 2004. Growth was due to an increase in invested assets since the second quarter of 2004. The increase in invested assets was due to substantial cash flow from operations over the period. Growth in investment income in 2005 was dampened, however, by lower available reinvestment rates on fixed maturities that matured over the past year.

      The effective tax rate on investment income was 19.6% in the first six months of 2005 compared with 20.1% in the same period in 2004. The effective tax rate fluctuates as a result of our holding a different proportion of our investment portfolio in tax-exempt securities during each period.

      On an after-tax basis, property and casualty investment income increased by 13% in the first six months of 2005 and 12% in the second quarter. Management uses property and casualty investment income after-tax, a non-GAAP financial measure, to evaluate its investment performance because it reflects the impact of any change in the proportion of the investment portfolio invested in tax-exempt securities and is therefore more meaningful for analysis purposes than investment income before income tax.

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

      The non-insurance business of CFS produced a loss before taxes of $1 million in the first six months of 2005 compared with a loss of $17 million in the first six months of 2004. The loss in the first six months of 2004 was primarily related to the termination during the period of CFS's obligations under certain portfolio credit default swaps.

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

      The notional amount of CFS's credit default swaps was $8.0 billion at June 30, 2005. Our realistic loss exposure is a very small portion of the $8.0 billion notional amount as our position is senior to subordinated interests of $5.3 billion in the aggregate. In addition, using our internal ratings models, we estimate that the credit ratings of the individual portfolio credit default swaps at June 30, 2005 were AAA.

      In addition to portfolio credit default swaps, CFS entered into a derivative contract linked to an equity market index and a few other insignificant non-insurance transactions.

      The notional amount and fair value of our future obligations under derivative contracts by type of risk were as follows:

                              Notional Amount             Fair Value
                           ----------------------   ----------------------
                           June 30,  December 31,   June 30,  December 31,
                             2005        2004         2005        2004
                           --------  ------------   --------  ------------
                               (in billions)            (in millions)
Credit default swaps
 Corporate securities....    $1.0        $1.3         $ 4         $ 5
 Asset-backed securities.     7.0         7.4           8           9
                             ----        ----         ---         ---
                              8.0         8.7          12          14
Other....................      .3          .3           8           8
                             ----        ----         ---         ---

                             $8.3        $9.0         $20         $22
                             ====        ====         ===         ===

      In the fourth quarter of 2003, CFS terminated two asset-backed portfolio credit default swaps that had experienced deterioration in credit quality and simultaneously entered into a new contract that guaranteed principal and interest obligations. The Corporation has guaranteed CFS's obligations under the new contract. CFS's potential payment obligation extends to the date when the last of the underlying obligations expires. At June 30, 2005, the remaining notional amount of referenced securities was $1.8 billion. Under the new agreement, CFS's maximum potential payment obligation is limited to $500 million regardless of the amount of losses that might be incurred on the $1.8 billion of referenced securities. Moreover, if losses are incurred, CFS's payment obligations are limited to an extended payment schedule under which no payment would be due until 2010 at the earliest.

      CFS established a liability of $186 million related to the principal and interest contract, which represented the estimated fair value of the guarantee at its inception. The principal and interest guarantee is not a derivative contract. Therefore, the liability related to this contract is not marked-to-market each period and remained at $186 million at June 30, 2005. Due to the nature of the guarantee, we will reduce this liability only upon either the expiration or settlement of the guarantee. If actual losses are incurred, a liability for the losses will be established, and a portion of the guarantee liability will be released. The amount released will depend on our evaluation of expected ultimate loss experience.

CORPORATE AND OTHER

      Corporate and other includes investment income earned on corporate invested assets, interest expense and other expenses not allocated to the operating subsidiaries and the results of our real estate and other non-insurance subsidiaries. It also includes income from our investment in Allied World Assurance Company, Ltd.

      Corporate and other produced a loss before taxes of $86 million in the first six months of 2005 compared with a loss of $65 million in the first six months of 2004. The higher loss in 2005 was due to the recognition of a real estate impairment loss, which is discussed below. Results in the first six months of 2004 included a loss at The Chubb Institute, Inc., our post-secondary educational subsidiary, which we sold in the third quarter of 2004.

   REAL ESTATE

      Real estate operations resulted in a loss before taxes of $45 million in the first six months of 2005 compared with a loss of $9 million in the first six months of 2004, which amounts are included in the corporate and other results.

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

      In addition to the aforementioned parcel of land that we plan to dispose of in the near term, we own approximately $185 million of land that we expect will be developed in the future. Our real estate assets also include approximately $155 million of commercial properties and land parcels under lease, of which $21 million relates to a variable interest entity in which we are the primary beneficiary.

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

REALIZED INVESTMENT GAINS AND LOSSES

      Net investment gains realized were as follows:

                                        Periods Ended June 30
                               --------------------------------------
                                Second Quarter           Six Months
                               ----------------       ---------------
                               2005        2004       2005       2004
                               ----        ----       ----       ----
                                           (in millions)
Net realized gains (losses)
   Equity securities.......... $  52       $ 74       $104       $130
   Fixed maturities...........     3        (30)        (4)        (5)
   Chubb Institute............     -        (27)         -        (27)
                               -----       ----       ----       ----
                                  55         17        100         98
Other than temporary
 impairment of fixed
 maturities...................    (2)         -         (2)         -
                               -----       ----       ----       ----

Realized investment gains
 before tax................... $  53       $ 17       $ 98       $ 98
                               =====       ====       ====       ====

Realized investment gains
 after tax.................... $  34       $ 15       $ 63       $ 68
                               =====       ====       ====       ====

      Of the net realized gains on sales of equity securities, $96 million and $94 million in the first six months of 2005 and 2004, respectively, related to our share of gains recognized by investment partnerships in which we have an interest.

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

  CAPITAL RESOURCES

      Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. At June 30, 2005, the Corporation had shareholders' equity of $11.3 billion and total debt of $2.8 billion, of which $300 million becomes due on August 15 and will be paid.

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

      In June 2003, a shelf registration statement that the Corporation filed in March 2003 was declared effective by the Securities and Exchange Commission. Under the registration statement, up to $2.5 billion of various types of securities may be issued. At June 30, 2005, the Corporation had approximately $650 million remaining under the shelf registration statement.

      In July 1998, the Board of Directors authorized the repurchase of up to 12,500,000 shares of the Corporation's common stock. The authorization has no expiration. The Corporation made no share repurchases during the first six months of 2005. As of June 30, 2005, 3,287,100 shares remained under the share repurchase authorization.

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

      Our strong underwriting results continued to generate substantial new cash. New cash from operations available for investment by the property and casualty subsidiaries was approximately $1.6 billion in the first six months of 2005 compared with $1.7 billion in the same period in 2004.

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

      In June 2005, the Corporation entered into a revolving credit agreement with a group of banks that provides for unsecured borrowings of up to $500 million. The revolving credit facility terminates on June 22, 2010. On the termination date of the agreement, any loans then outstanding become payable. There have been no borrowings under this agreement. Various interest rate options are available to the Corporation, all of which are based on market interest rates. The agreement contains customary restrictive covenants including a covenant to maintain a minimum consolidated shareholders' equity, as adjusted. The facility is available for general corporate purposes and to support our commercial paper borrowing arrangement. This facility replaced a $250 million short term revolving credit facility that expired and a $250 million medium term revolving credit facility that was terminated.

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

      In the first six months of 2005, we invested new cash in tax-exempt bonds and, to a lesser extent, taxable bonds and equity securities. Taxable bonds we invested in were primarily mortgage-backed securities and corporate bonds. Our objective is to achieve the appropriate mix of taxable and tax-exempt securities in our portfolio to balance both investment and tax strategies.

      The unrealized appreciation before tax of investments carried at market value, which includes fixed maturities classified as available-for-sale and equity securities, was $1,005 million and $961 million at June 30, 2005 and December 31, 2004, respectively. Such unrealized appreciation is reflected in a separate component of other comprehensive income, net of applicable deferred income tax.

      The unrealized market appreciation before tax of those fixed maturities carried at amortized cost was $15 million at June 30, 2005 and $21 million at December 31, 2004. Such unrealized appreciation was not reflected in the consolidated financial statements.

      Changes in unrealized market appreciation or depreciation of fixed maturities were due primarily to fluctuations in interest rates.

Item 4 - Controls and Procedures

      As of June 30, 2005, an evaluation of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures was performed under the supervision and with the participation of the Corporation's management, including the chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Corporation's disclosure controls and procedures were effective as of the evaluation date.

      During the quarter ended June 30, 2005, the Corporation began the transition of operational oversight and maintenance of its information technology infrastructure to ACS Commercial Solutions, Inc. (ACS). The Corporation expects that the transition will be completed by the end of 2005. Under the terms of the agreement, ACS is required to maintain appropriate general controls over the Corporation's information technology systems. The Corporation has monitoring procedures in place to ensure that these general controls are, and continue to be, appropriately designed and implemented by ACS.

      During the quarter ended June 30, 2005, there were no other changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

      As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004, a purported class action complaint was filed in the United States District Court for the District of New Jersey on August 31, 2000 by the California Public Employees' Retirement System. The complaint alleged that the Corporation and one current officer, Henry B. Schram, and two former officers, Dean R. O'Hare and David B. Kelso, and Executive Risk Inc. and three of its former officers, Stephen J. Sills, Robert H. Kullas and Robert V. Deutsch, were liable for certain misrepresentations and omissions regarding, among other matters, disclosures made between April 27, 1999 and October 15, 1999 relating to the improved pricing in the Corporation's standard commercial insurance business and relating to the offer of the Corporation's securities to, and solicitation of votes from, the former shareholders of Executive Risk Inc. in connection with the Corporation's acquisition of Executive Risk Inc. The complaint sought unspecified damages, a rescission of the sale of Executive Risk Inc. to the Corporation or a new vote on the merger, and such other relief as the court may deem proper. On June 26, 2002, the United States District Court for the District of New Jersey entered an order dismissing in its entirety the previously reported purported class action complaint originally filed on August 31, 2000, as amended on September 4, 2001, and granting plaintiffs the right to file a Second Amended Complaint. On August 9, 2002, plaintiffs filed a Second Amended Complaint based on substantially the same allegations as previously reported. On August 11, 2003, the trial court dismissed the entire action with prejudice. On September 10, 2003, the plaintiffs filed a Notice of Appeal to the United States Court of Appeals for the Third Circuit. On December 30, 2004, the Court of Appeals affirmed the trial court's dismissal in all respects. On February 1, 2005, the plaintiffs filed with the Court of Appeals a petition for rehearing or for rehearing en banc. On February 14, 2005, the Court of Appeals denied this petition. The plaintiffs failed to appeal the decision of the Court of Appeals by petitioning for a writ of certiorari to the United States Supreme Court and the period of time for them to do so lapsed on May 27, 2005. Therefore, this matter is concluded and cannot be reinstated by the plaintiffs or the court.

         On August 1, 2005, the Corporation, together with several of its subsidiaries, was named in a putative class action brought against several brokers and insurers by alleged policyholders in the United States District Court for the District of New Jersey. This action asserts, on behalf of a class of persons who purchased insurance through the broker defendants, claims under the Sherman Act and state law and the Racketeer Influenced and Corrupt Organizations Act ("RICO"), arising from the unlawful use of contingent commission agreements. The complaint seeks treble damages, injunctive and declaratory relief, and attorneys' fees. The Corporation also has been named in two purported class actions in state court relating to allegations of unlawful use of contingent commission arrangements. The first, previously disclosed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004, was filed in Seminole County, Florida. The second, filed on May 17, 2005, was filed in Essex County, Massachusetts. In both actions, the plaintiffs generally allege that the Corporation and the other non-affiliated defendants unlawfully used contingent commission agreements. The actions seek unspecified damages and attorneys' fees. It is reasonable to expect that, in the ordinary course of business, the Corporation may be involved in additional state litigation of this sort. The Corporation believes it has substantial defenses to all of the aforementioned lawsuits and intends to defend the actions vigorously.

Item 4 - Submission of Matters to a Vote of Security Holders

      Information regarding the matters submitted to a vote of the Corporation's security holders at the Corporation's annual meeting conducted on April 26, 2005, including the voting results relating thereto, is set forth in Item 8.01 of the Corporation's current report on Form 8-K filed with the Securities & Exchange Commission on April 28, 2005. Item 8.01 of this Form 8-K is incorporated herein by reference.

Item 6 - Exhibits

A.  Exhibits

    Exhibit (10) - Material contracts

      (1) Five Year Revolving Credit Agreement, dated as of June 22, 2005, among The Chubb Corporation, the banks listed on the signature pages thereof, Deutsche Bank Securities Inc. and Citigroup Global Markets Inc., as Arrangers, Deutsche Bank AG New York Branch and Citicorp USA, Inc., as Swingline Lenders, Citicorp USA, Inc., as Syndication Agent, the Bank of New York and Wachovia Bank, National Association, as Documentation Agents, and Deutsche Bank AG New York Branch, as Administrative Agent, filed herewith.

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

Date: August 8, 2005