Form 10-Q
period 2005-09-30
CHUBB CORP
filed 2005-11-09
CIK 20171

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                Washington, D. C.

                                      20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

                               YES   X   NO
                                   -----    -----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                               YES   X   NO
                                   -----    -----

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                               YES       NO   X
                                   -----    -----

     The number of shares of common stock outstanding as of September 30, 2005 was 199,910,791.

                              THE CHUBB CORPORATION
                                      INDEX

                                                                     Page Number
                                                                     -----------
Part I.  Financial Information:

   Item 1 - Financial Statements:
      Consolidated Statements of Income for the
         Three Months and Nine Months Ended
         September 30, 2005 and 2004..............................         1

      Consolidated Balance Sheets as of
         September 30, 2005 and December 31, 2004.................         2

      Consolidated Statements of Comprehensive Income
         for the Three Months and Nine Months Ended
         September 30, 2005 and 2004..............................         3

      Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 2005 and 2004............         4

      Notes to Consolidated Financial Statements..................         5

   Item 2 - Management's Discussion and Analysis
      of Financial Condition and Results of Operations............        10

   Item 4 - Controls and Procedures...............................        34

Part II. Other Information:

   Item 1 - Legal Proceedings.....................................        35

   Item 6 - Exhibits..............................................        36

Signatures........................................................        36

                          Part I. Financial Information

Item 1 - Financial Statements

                              THE CHUBB CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                           PERIODS ENDED SEPTEMBER 30

                                              Third Quarter           Nine Months
                                           -------------------   --------------------
                                             2005       2004        2005       2004
                                           --------   --------   ---------   --------
                                                      (in millions, except
                                                     for per share amounts)
Revenues
   Premiums Earned .....................   $3,042.8   $2,955.0   $ 9,096.4   $8,610.6
   Investment Income ...................      356.1      316.7     1,039.1      921.2
   Other Revenues ......................      (18.5)      24.8        47.6       51.3
   Realized Investment Gains ...........       99.0       48.9       196.4      146.5
                                           --------   --------   ---------   --------
         Total Revenues ................    3,479.4    3,345.4    10,379.5    9,729.6
                                           --------   --------   ---------   --------

Losses and Expenses
   Insurance Losses and Loss Expenses ..    2,260.4    1,881.8     5,914.3    5,428.3
   Amortization of Deferred Policy
      Acquisition Costs ................      717.1      720.6     2,191.4    2,110.8
   Other Insurance Operating Costs
      and Expenses .....................      125.0      160.4       403.9      508.4
   Investment Expenses .................        6.7        5.3        22.3       18.7
   Other Expenses ......................       20.6       28.7       106.4       81.7
   Corporate Expenses ..................       45.4       68.5       141.2      146.3
                                           --------   --------   ---------   --------
         Total Losses and Expenses .....    3,175.2    2,865.3     8,779.5    8,294.2
                                           --------   --------   ---------   --------

Income Before Federal and Foreign
   Income Tax ..........................      304.2      480.1     1,600.0    1,435.4
Federal and Foreign Income Tax .........       57.8      116.1       388.5      354.6
                                           --------   --------   ---------   --------
Net Income .............................   $  246.4   $  364.0   $ 1,211.5   $1,080.8
                                           ========   ========   =========   ========

Net Income Per Share
   Basic ...............................   $   1.24   $   1.91   $    6.18   $   5.71
   Diluted .............................       1.20       1.88        6.00       5.61

Dividends Declared Per Share ...........        .43        .39        1.29       1.17

See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                Sept. 30,    Dec. 31,
                                                                   2005        2004
                                                                ---------   ---------
                                                                    (in millions)
Assets

   Invested Assets
      Short Term Investments ................................   $ 1,378.6   $ 1,307.5
      Fixed Maturities
         Held-to-Maturity - Tax Exempt (market $233.0
            and $338.3) .....................................       219.8       317.2
         Available-for-Sale
            Tax Exempt (cost $14,995.5 and $13,522.6) .......    15,346.3    14,071.3
            Taxable (cost $14,361.5 and $13,362.7) ..........    14,482.0    13,620.8
      Equity Securities (cost $1,916.6 and $1,687.3) ........     2,058.4     1,841.3
                                                                ---------   ---------

               TOTAL INVESTED ASSETS ........................    33,485.1    31,158.1
   Cash .....................................................        37.5        41.7
   Securities Lending Collateral ............................     1,693.8     1,853.9
   Accrued Investment Income ................................       379.3       350.0
   Premiums Receivable ......................................     2,323.5     2,336.4
   Reinsurance Recoverable on Unpaid Losses
      and Loss Expenses .....................................     4,078.5     3,483.2
   Prepaid Reinsurance Premiums .............................       275.5       328.3
   Deferred Policy Acquisition Costs ........................     1,441.1     1,434.7
   Real Estate Assets .......................................       407.4       474.2
   Investment in Partially Owned Company ....................       253.7       346.2
   Deferred Income Tax ......................................       546.3       533.5
   Goodwill .................................................       467.4       467.4
   Other Assets .............................................     1,355.2     1,452.7
                                                                ---------   ---------
               TOTAL ASSETS .................................   $46,744.3   $44,260.3
                                                                =========   =========

Liabilities
   Unpaid Losses and Loss Expenses ..........................   $22,647.9   $20,291.9
   Unearned Premiums ........................................     6,384.4     6,355.9
   Securities Lending Payable ...............................     1,693.8     1,853.9
   Long Term Debt ...........................................     2,507.8     2,813.7
   Dividend Payable to Shareholders .........................        85.9        75.0
   Accrued Expenses and Other Liabilities ...................     2,115.4     2,743.5
                                                                ---------   ---------
               TOTAL LIABILITIES ............................    35,435.2    34,133.9
                                                                ---------   ---------

Shareholders' Equity
   Common Stock - $1 Par Value; 199,910,791 and
     195,803,824 Shares .....................................       199.9       195.8
   Paid-In Surplus ..........................................     1,574.7     1,319.1
   Retained Earnings ........................................     9,075.5     8,119.1
   Accumulated Other Comprehensive Income
      Unrealized Appreciation of Investments, Net of Tax ....       398.5       624.5
      Foreign Currency Translation Gains, Net of Tax ........        60.5        79.0
   Treasury Stock, at Cost - 3,127,282 Shares in 2004 .......          --      (211.1)
                                                                ---------   ---------
               TOTAL SHAREHOLDERS' EQUITY ...................    11,309.1    10,126.4
                                                                ---------   ---------
               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...   $46,744.3   $44,260.3
                                                                =========   =========

See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           PERIODS ENDED SEPTEMBER 30

                                             Third Quarter        Nine Months
                                           ----------------   -------------------
                                             2005     2004      2005       2004
                                           -------   ------   --------   --------
                                                        (in millions)
Net Income .............................   $ 246.4   $364.0   $1,211.5   $1,080.8
                                           -------   ------   --------   --------

Other Comprehensive Income (Loss)
   Change in Unrealized Appreciation
      of Investments, Net of Tax .......    (254.4)   319.5     (226.0)     (72.1)
   Foreign Currency Translation Gains
      (Losses), Net of Tax .............      10.8      8.0      (18.5)      14.9
                                           -------   ------   --------   --------
                                            (243.6)   327.5     (244.5)     (57.2)
                                           -------   ------   --------   --------
Comprehensive Income ...................   $   2.8   $691.5   $  967.0   $1,023.6
                                           =======   ======   ========   ========

See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30

                                                                    2005        2004
                                                                 ---------   ----------
                                                                      (in millions)
Cash Flows from Operating Activities
   Net Income ................................................   $ 1,211.5   $  1,080.8
   Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities
         Increase in Unpaid Losses and Loss Expenses, Net ....     1,760.7      1,644.8
         Increase in Unearned Premiums, Net ..................        88.9        362.1
         Decrease (Increase) in Premiums Receivable ..........        12.9        (72.8)
         Increase in Deferred Policy Acquisition Costs .......       (10.3)       (65.0)
         Decrease in Liability Related to Principal and
            Interest Guarantee ...............................      (186.4)          --
         Change in Deferred Income Tax .......................       111.3         60.7
         Depreciation ........................................        69.1         79.6
         Realized Investment Gains ...........................      (196.4)      (146.5)
         Other, Net ..........................................        94.8        251.6
                                                                 ---------   ----------
   Net Cash Provided by Operating Activities .................     2,956.1      3,195.3
                                                                 ---------   ----------
Cash Flows from Investing Activities
   Proceeds from Sales of Fixed Maturities ...................     4,433.1      2,683.7
   Proceeds from Maturities of Fixed Maturities ..............     1,357.3      1,600.9
   Proceeds from Sales of Equity Securities ..................       571.0        586.9
   Purchases of Fixed Maturities .............................    (8,345.5)    (8,551.8)
   Purchases of Equity Securities ............................      (604.9)      (715.1)
   Decrease (Increase) in Short Term Investments, Net ........       (71.1)       998.9
   Increase in Net Payable from Security Transactions
      Not Settled ............................................        39.7        212.8
   Other, Net ................................................        66.5        (45.8)
                                                                 ---------   ----------
   Net Cash Used in Investing Activities .....................    (2,553.9)    (3,229.5)
                                                                 ---------   ----------
Cash Flows from Financing Activities
   Repayment of Long Term Debt ...............................      (300.6)         (.3)
   Increase (Decrease) in Funds Held Under
      Deposit Contracts ......................................      (276.3)        28.0
   Proceeds from Issuance of Common Stock Under
      Incentive and Purchase Plans ...........................       414.2        194.3
   Dividends Paid to Shareholders ............................      (244.2)      (216.2)
   Other, Net ................................................          .5         17.9
                                                                 ---------   ----------
   Net Cash Provided by (Used in) Financing Activities .......      (406.4)        23.7
                                                                 ---------   ----------
Net Decrease in Cash .........................................        (4.2)       (10.5)
Cash at Beginning of Year ....................................        41.7         52.2
                                                                 ---------   ----------
   Cash at End of Period .....................................   $    37.5   $     41.7
                                                                 =========   ==========

See Notes to Consolidated Financial Statements.

                              THE CHUBB CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)   General

          The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of The Chubb Corporation (Chubb) and its subsidiaries (collectively, the Corporation). Significant intercompany transactions have been eliminated in consolidation.

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

          The net change in unrealized appreciation of investments carried at market value was as follows:

                                                 Periods Ended September 30
                                            ------------------------------------
                                              Third Quarter       Nine Months
                                            ----------------   -----------------
                                              2005     2004      2005      2004
                                            -------   ------   -------   -------
                                                        (in millions)
Change in unrealized appreciation of
   equity securities ....................   $ (30.3)  $(18.5)  $ (12.2)  $ (23.7)
Change in unrealized appreciation of
   fixed maturities .....................    (361.1)   510.1    (335.5)    (87.1)
                                            -------   ------   -------   -------
                                             (391.4)   491.6    (347.7)   (110.8)
Deferred income tax (credit) ............    (137.0)   172.1    (121.7)    (38.7)
                                            -------   ------   -------   -------
Change in unrealized appreciation
   of investments, net ..................   $(254.4)  $319.5   $(226.0)  $ (72.1)
                                            =======   ======   =======   =======

3)   Income Tax

          In connection with the sale of a subsidiary a number of years ago, the Corporation agreed to indemnify the buyer for certain pre-closing tax liabilities. During the first quarter of 2005, this obligation was settled with the purchaser. Accordingly, the income tax liability was reduced, which resulted in the recognition of a tax benefit of $22 million.

4)   Debt

          In November 2002, Chubb issued $600 million of unsecured 4% senior notes due November 16, 2007 and 24 million mandatorily exercisable warrants to purchase the Corporation's common stock on or before November 16, 2005. The notes and warrants were issued together in the form of 7% equity units. Each equity unit initially represented one warrant and $25 principal amount of senior notes. In August 2005, the notes were successfully remarketed as required by their terms. The interest rate on the notes was reset to 4.934% from 4%, effective August 16, 2005. The remarketed notes are due November 16, 2007. Chubb did not receive any proceeds from the remarketing of the notes. Instead, the proceeds from the remarketing will be used to satisfy the holders' obligation under the warrants to purchase the Corporation's common stock on November 16, 2005.

5)   Segments Information

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

     Revenues and income before income tax of the operating segments were as follows:

                                                  Periods Ended September 30
                                          ------------------------------------------
                                             Third Quarter           Nine Months
                                          -------------------   --------------------
                                            2005       2004        2005       2004
                                          --------   --------   ---------   --------
                                                         (in millions)
Revenues
   Property and casualty insurance
      Premiums earned
         Personal insurance ...........   $  796.4   $  751.8   $ 2,390.6   $2,229.0
         Commercial insurance .........    1,202.4    1,211.9     3,727.0    3,534.9
         Specialty insurance ..........      757.2      698.4     2,206.1    2,050.9
                                          --------   --------   ---------   --------
         Total insurance ..............    2,756.0    2,662.1     8,323.7    7,814.8
         Reinsurance assumed ..........      286.8      292.9       772.7      795.8
                                          --------   --------   ---------   --------
                                           3,042.8    2,955.0     9,096.4    8,610.6
      Investment income ...............      339.6      304.2       992.5      885.0
                                          --------   --------   ---------   --------
         Total property and casualty
            insurance .................    3,382.4    3,259.2    10,088.9    9,495.6
   Chubb Financial Solutions
      non-insurance business ..........       (5.2)       2.0        (2.0)      (1.2)
   Corporate and other ................        3.2       35.3        96.2       88.7
   Realized investment gains ..........       99.0       48.9       196.4      146.5
                                          --------   --------   ---------   --------
         Total revenues ...............   $3,479.4   $3,345.4   $10,379.5   $9,729.6
                                          ========   ========   =========   ========
Income (loss) before income tax
   Property and casualty insurance
      Underwriting
         Personal insurance ...........   $   26.7   $  (22.8)  $   293.6   $   59.0
         Commercial insurance .........     (130.3)     211.9       207.1      653.0
         Specialty insurance ..........       44.3      (22.1)       22.5     (240.8)
                                          --------   --------   ---------   --------
         Total insurance ..............      (59.3)     167.0       523.2      471.2
         Reinsurance assumed ..........       (1.0)      10.8        56.2       30.6
                                          --------   --------   ---------   --------
                                             (60.3)     177.8       579.4      501.8
         Increase in deferred policy
            acquisition costs .........        1.3       15.6        10.3       65.0
                                          --------   --------   ---------   --------
         Underwriting income (loss) ...      (59.0)     193.4       589.7      566.8
      Investment income ...............      333.4      299.1       971.9      867.8
      Other charges ...................        (.7)      (1.2)       (2.9)      (3.7)
                                          --------   --------   ---------   --------
         Total property and casualty
            insurance .................      273.7      491.3     1,558.7    1,430.9
   Chubb Financial Solutions
      non-insurance business ..........       (6.5)        .2        (7.2)     (17.0)
   Corporate and other loss ...........      (62.0)     (60.3)     (147.9)    (125.0)
   Realized investment gains ..........       99.0       48.9       196.4      146.5
                                          --------   --------   ---------   --------
         Total income before income
            tax .......................   $  304.2   $  480.1   $ 1,600.0   $1,435.4
                                          ========   ========   =========   ========

6)   Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share:

                                                 Periods Ended September 30
                                           --------------------------------------
                                            Third Quarter         Nine Months
                                           ---------------   --------------------
                                            2005     2004      2005        2004
                                           ------   ------   --------   ---------
                                                       (in millions,
                                                 except per share amounts)
Basic earnings per share:
   Net income ..........................   $246.4   $364.0   $1,211.5    $1,080.8
                                           ======   ======   ========    ========
   Weighted average number of common
      shares outstanding ...............    198.7    190.5      196.1       189.3
                                           ======   ======   ========    ========
   Basic earnings per share ............   $ 1.24   $ 1.91   $   6.18    $   5.71
                                           ======   ======   ========    ========
Diluted earnings per share:
   Net income ..........................   $246.4   $364.0   $1,211.5    $1,080.8
                                           ======   ======   ========    ========
   Weighted average number of common
      shares outstanding ...............    198.7    190.5      196.1       189.3
   Additional shares from assumed
      exercise of stock-based
      compensation awards ..............      3.6      2.8        3.7         3.2
   Additional shares from assumed
      issuance of common stock upon
      settlement of purchase contracts
      and mandatorily exercisable
      warrants .........................      3.0       --        2.2          --
                                           ------   ------   --------    --------
   Weighted average number of common
      shares and potential common shares
      assumed outstanding for computing
      diluted earnings per share .......    205.3    193.3      202.0       192.5
                                           ======   ======   ========    ========
   Diluted earnings per share ..........   $ 1.20   $ 1.88   $   6.00    $   5.61
                                           ======   ======   ========    ========

7)   Subsequent Event

     On October 25, 2005, the Corporation announced that it has entered into an agreement regarding the formation of a new reinsurance company, Harbor Point Limited, to be based in Bermuda. It is expected that Harbor Point will write a diverse portfolio of both property and casualty reinsurance products.

     As part of the transaction, the Corporation will transfer its continuing reinsurance business and certain related assets, including renewal rights effective January 1, 2006, to Harbor Point. In exchange, the Corporation will receive from Harbor Point a $200 million five year 6% convertible note and warrants, representing in the aggregate on a fully converted and fully diluted basis approximately 16% of the new company.

     Harbor Point will not assume the reinsurance liabilities relating to reinsurance contracts incepting prior to December 31, 2005. Those liabilities and the related assets will be retained by the Corporation's property and casualty insurance subsidiaries (the P&C Group).

     Other than pursuant to certain arrangements to be entered into with Harbor Point, the P&C Group will no longer engage directly in the assumed reinsurance business. Harbor Point will have the right for a transition period to underwrite specific reinsurance business on the P&C Group's behalf in cases where Harbor Point is unable to underwrite that business because of the absence of necessary ratings, regulatory licenses or approvals. Any reinsurance policies issued by the P&C Group under this arrangement during the transition period will be ceded to Harbor Point under quota share reinsurance agreements to be entered into by the parties. A limited portion of this business will be retained by the P&C Group.

     The closing of the transaction is subject to certain financing and other customary closing conditions. It is expected that the closing will occur by the end of November and that Harbor Point will then commence underwriting upon receipt of necessary regulatory approvals. The transaction is expected to result in a pre-tax gain.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations for the Nine Months Ended September 30, 2005 and 2004 and for the Quarters Ended September 30, 2005 and 2004

     Certain statements in this document are "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 (PSLRA). These forward-looking statements are made pursuant to the safe harbor provisions of the PSLRA. These statements include statements regarding: the impact of different estimates and judgments on our reported financial statements; expectations as to the cost and availability of reinsurance as a result of recent catastrophes and other events; the possible reauthorization of the Terrorism Risk Insurance Act of 2002, and our plans to model and manage terrorism related risks and the potential impact of terrorism on the volatility of our operating results; our estimated gross and net losses from Hurricane Katrina and the expected impact of changes thereof on our financial condition or liquidity; the uncertainty in the commercial insurance market caused by recent hurricanes; the possibility that our asbestos and toxic waste related liabilities may be greater than estimated and the potential impact on our financial condition and liquidity; our realistic loss exposure under Chubb Financial Solutions' credit default swaps; the possible recognition of additional impairment losses if real estate is not sold or does not perform as contemplated and the effect thereof on our results of operations; possible actions we could take, and sources we could use, to satisfy future capital needs and liquidity requirements; the possible impact of reductions in ratings; and the Harbor Point transaction, including its expected business, our ceasing to engage directly in the assumed reinsurance business, the expected timing for closing of the transaction and the expectation as to a pre-tax gain. Forward-looking statements are made based upon management's current expectations and beliefs concerning trends and future developments and their potential effects on us. These statements are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties, which include, among others, those discussed or identified from time to time in our public filings with the Securities and Exchange Commission and those associated with:

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

     -    legislative or regulatory proposals or changes;

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

-    general economic conditions including:

     - changes in interest rates, market credit spreads and the performance of the financial markets;

     -    the effects of inflation;

     -    changes in domestic and foreign laws, regulations and taxes;

     -    changes in competition and pricing environments;

     -    regional or general changes in asset valuations;

     -    the inability to reinsure certain risks economically;

     -    changes in the litigation environment;

     -    general market conditions; and

- the ability to satisfy closing conditions and to complete the Harbor Point transaction, the actions of governmental and other regulatory authorities and the effect on the assumed reinsurance business of general economic and market conditions;

-    our ability to implement management's strategic plans and initiatives.

     The Corporation assumes no obligation to update any forward looking information set forth in this document, which speak as of the date hereof.

CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS

     The consolidated financial statements include amounts based on informed estimates and judgments of management for those transactions that are not yet complete. Such estimates and judgments affect the reported amounts in the financial statements. Those estimates and judgments that were most critical to the preparation of the financial statements involved the adequacy of loss reserves and the recoverability of related reinsurance recoverables, the fair value of future obligations under financial products contracts and the recoverability of the carrying value of real estate properties. These estimates and judgments require the use of assumptions about matters that are highly uncertain and therefore are subject to change as facts and circumstances develop. If different estimates and judgments had been applied, materially different amounts might have been reported in the financial statements. For a discussion of each of these estimates and judgments, see the Corporation's 2004 Annual Report on Form 10-K.

OVERVIEW

     The following highlights do not address all of the matters covered in the other sections of Management's Discussion and Analysis of Financial Condition and Results of Operations or contain all of the information that may be important to the Corporation's shareholders or the investing public. This overview should be read in conjunction with the other sections of Management's Discussion and Analysis of Financial Condition and Results of Operations.

     - Net income was $1,212 million in the first nine months of 2005 and $247 million in the third quarter compared with $1,081 million and $364 million, respectively, in the comparable periods of 2004.

     - Results in the first nine months and third quarter of 2005 were adversely impacted by pre-tax costs of $511 million related to Hurricane Katrina, including estimated net losses of $415 million, net reinsurance reinstatement premium costs of $51 million and a $45 million charge, included in our corporate segment, representing Chubb's share of the losses estimated by an insurer in which we have a minority interest.

     - Written premiums grew by 2% in the first nine months of 2005 and were flat in the third quarter, reflecting modest growth in our insurance business and a decrease in written premiums in our reinsurance assumed business that was in line with our expectations. We maintained underwriting discipline in a more competitive market environment. Rates were generally stable in most classes of business.

     - Underwriting results were highly profitable in the first nine months of 2005 but were unprofitable in the third quarter due to the net losses and reinstatement premium costs related to Hurricane Katrina. The combined loss and expense ratio was 93.3% in the first nine months of 2005 and 102.2% in the third quarter compared with 92.9% and 93.3% in the corresponding periods of 2004.

     - Property and casualty investment income after taxes increased by 12% in the first nine months of 2005 and 10% in third quarter.

     - On October 25, 2005, we announced that we have entered into an agreement, subject to certain financing and other customary closing conditions, to transfer our continuing reinsurance assumed business produced by Chubb Re and certain related assets, including renewal rights effective January 1, 2006, to a new reinsurance company.

     A summary of our consolidated net income is as follows:

                                               Periods Ended September 30
                                            -------------------------------
                                            Third Quarter     Nine Months
                                            -------------   ---------------
                                             2005   2004     2005     2004
                                             ----   ----    ------   ------
                                                     (in millions)
Property and Casualty Insurance .........    $274   $491    $1,559   $1,431
Chubb Financial Solutions Non-Insurancee
   Business .............................      (6)    --        (7)     (17)
Corporate and Other .....................     (62)   (60)     (148)    (125)
Realized Investment Gains ...............      99     49       197      146
                                             ----   ----    ------   ------
Consolidated Income Before Income Tax ...     305    480     1,601    1,435
Federal and Foreign Income Tax ..........      58    116       389      354
                                             ----   ----    ------   ------
Consolidated Net Income .................    $247   $364    $1,212   $1,081
                                             ====   ====    ======   ======

     Net income included realized investment gains after tax of $126 million in the first nine months of 2005 and $63 million in the third quarter compared with $99 million and $31 million, respectively, in the comparable periods of 2004. Decisions to sell securities are governed principally by considerations of investment opportunities and tax consequences. As a result, realized gains and losses on the sale of investments may vary significantly from period to period.

PROPERTY AND CASUALTY INSURANCE

     A summary of the results of operations of our property and casualty insurance business is as follows:

                                                      Periods Ended September 30
                                                  ---------------------------------
                                                   Third Quarter      Nine Months
                                                  ---------------   ---------------
                                                   2005     2004     2005     2004
                                                  ------   ------   ------   ------
                                                            (in millions)
Underwriting
   Net Premiums Written .......................   $3,017   $3,026   $9,186   $8,973
   Decrease (Increase) in Unearned Premiums ...       26      (71)     (89)    (362)
                                                  ------   ------   ------   ------
      Premiums Earned .........................    3,043    2,955    9,097    8,611
                                                  ------   ------   ------   ------
   Losses and Loss Expenses ...................    2,260    1,881    5,914    5,428
   Operating Costs and Expenses ...............      836      888    2,584    2,659
   Increase in Deferred Policy
      Acquisition Costs .......................       (1)     (16)     (10)     (65)
   Dividends to Policyholders .................        7        8       19       22
                                                  ------   ------   ------   ------
  Underwriting Income (Loss) ..................      (59)     194      590      567
                                                  ------   ------   ------   ------
Investments
   Investment Income Before Expenses ..........      340      304      993      885
   Investment Expenses ........................        6        5       21       17
                                                  ------   ------   ------   ------
   Investment Income ..........................      334      299      972      868
                                                  ------   ------   ------   ------
Other Charges .................................       (1)      (2)      (3)      (4)
                                                  ------   ------   ------   ------
Property and Casualty Income Before Tax .......   $  274   $  491   $1,559   $1,431
                                                  ======   ======   ======   ======
Property and Casualty Investment Income
   After Tax ..................................   $  267   $  242   $  780   $  696
                                                  ======   ======   ======   ======

     Income before taxes from our property and casualty business was higher in the first nine months of 2005 compared with the same period of 2004. The increase was caused by significantly higher investment income and, to a lesser extent, modestly higher underwriting income.

     Property and casualty income in the third quarter of 2005 was substantially lower than in the corresponding period of 2004. Underwriting results were unprofitable in the third quarter of 2005 compared with profitable results in the same period in 2004. Underwriting results in the third quarter of 2005 were adversely affected by estimated net losses of $415 million and net reinsurance reinstatement premium costs of $51 million related to Hurricane Katrina.

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

     Catastrophe losses are a significant component in understanding and assessing the financial performance of our property and casualty insurance business. However, in periods in which there is a very large catastrophic event, such as Hurricane Katrina, its impact makes it difficult to assess the underlying trends in our property and casualty business. Management believes that a discussion of the impact of catastrophes is meaningful during such periods in order for investors to understand the variability in periodic earnings and to evaluate the underlying performance of our underwriting operations. Accordingly, we have presented in the discussion below premium growth percentages and combined loss and expense ratios, excluding the effects of catastrophes.

Change in Reporting Format

     The reporting format for property and casualty underwriting results by business unit was changed in the first quarter of 2005 to more closely reflect the way the business is now managed. Prior year amounts have been reclassified to conform with the new presentation.

     The changes to the reporting format are as follows:

     Personal Insurance

     - Valuable articles results, which had been included in other personal, are now included in homeowners.

     - Accident results, which had been included in other specialty, are now included in other personal.

     Commercial Insurance

     - Commercial insurance results for financial institutions, which had been included in financial institutions results in specialty insurance, are now included in the appropriate commercial insurance lines.

     Specialty Insurance

     - Executive protection results are now combined with the professional liability and financial fidelity results for financial institutions into a new professional liability line. Financial institutions results are no longer reported separately.

     - Surety results, which had been included in other specialty, are now reported separately within specialty insurance.

     Reinsurance Assumed

     - Reinsurance assumed results, which had been included in other specialty, are now reported as a separate business unit.

Net Premiums Written

     Property and casualty net premiums written were $9.2 billion in the first nine months of 2005 and $3.0 billion in the third quarter. Net premiums written grew by 2% in the first nine months of 2005 and were flat in the third quarter compared with the same periods in 2004. Excluding the $51 million of net reinsurance reinstatement premium costs related to Hurricane Katrina, net premiums written grew by 3% and 1% in the first nine months and third quarter of 2005, respectively, compared with the same periods in 2004.

     Net premiums written by business unit were as follows:

                                                   % Increase
                                  2005     2004    (Decrease)
                                 ------   ------   ----------
                                  (in millions)
NINE MONTHS ENDED SEPTEMBER 30

PERSONAL INSURANCE
   Automobile ................   $  486   $  474        3%
   Homeowners ................    1,584    1,455        9
   Other .....................      417      409        2
                                 ------   ------
      Total Personal .........    2,487    2,338        6
                                 ------   ------

COMMERCIAL INSURANCE
   Multiple Peril ............      935      967       (3)
   Casualty ..................    1,321    1,264        4
   Workers' Compensation .....      726      682        6
   Property and Marine .......      778      813       (4)
                                 ------   ------
      Total Commercial .......    3,760    3,726        1
                                 ------   ------

SPECIALTY INSURANCE
   Professional Liability ....    2,035    1,919        6
   Surety ....................      178      155       15
                                 ------   ------
      Total Specialty ........    2,213    2,074        7
                                 ------   ------
      Total Insurance ........    8,460    8,138        4

REINSURANCE ASSUMED ..........      726      835      (13)
                                 ------   ------
      TOTAL ..................   $9,186   $8,973        2
                                 ======   ======

QUARTER ENDED SEPTEMBER 30

PERSONAL INSURANCE
   Automobile ................   $  169   $  164        3%
   Homeowners ................      564      526        7
   Other .....................      127      123        3
                                 ------   ------
      Total Personal .........      860      813        6
                                 ------   ------

COMMERCIAL INSURANCE
   Multiple Peril ............      294      318       (7)
   Casualty ..................      411      407        1
   Workers' Compensation .....      230      213        8
   Property and Marine .......      192      256      (25)
                                 ------   ------
      Total Commercial .......    1,127    1,194       (6)
                                 ------   ------

SPECIALTY INSURANCE
   Professional Liability ....      698      659        6
   Surety ....................       73       60       21
                                 ------   ------
      Total Specialty ........      771      719        7
                                 ------   ------
      Total Insurance ........    2,758    2,726        1

REINSURANCE ASSUMED ..........      259      300      (14)
                                 ------   ------
      TOTAL ..................   $3,017   $3,026       --
                                 ======   ======

     Premiums from our insurance business grew 4% in the first nine months of 2005 and 1% in the third quarter compared with the same periods of 2004. Excluding reinsurance reinstatement premium costs of $102 million related to Hurricane Katrina, such growth was 5% for both periods. Over 75% of our insurance premiums are written in the United States. Insurance premiums in the U.S. grew by 3% in the first nine months and were flat in the third quarter. Excluding the reinsurance reinstatement premium costs, premium growth in the U.S. was 4% in the first nine months and 5% in the third quarter. Insurance premiums outside the U.S. grew 8% in the first nine months and 5% in the third quarter. In local currencies, such growth was 4% and 1%, respectively.

     We experienced modest premium growth in the first nine months of 2005 in our insurance business, while maintaining underwriting discipline in a more competitive market environment. Rates were generally stable, but were under pressure in some classes of business. We continued to retain a high percentage of our existing customers and to renew these accounts at adequate prices. In addition, while we continue to be selective, we are finding opportunities to write new business at acceptable rates.

     Reinsurance assumed premiums generated by Chubb Re decreased by 13% in the first nine months of 2005 and 14% in the third quarter compared with the same periods of 2004. Excluding net reinstatement premium revenue of $51 million related to Hurricane Katrina, reinsurance assumed premiums decreased by 19% and 31%, respectively, in the first nine months and third quarter of 2005. The premium decline was in line with our expectations.

Reinsurance Ceded

     Our premiums written are net of amounts ceded to reinsurers who assume a portion of the risk under the insurance policies that are subject to the reinsurance. As a result of the substantial losses incurred by reinsurers from the recent catastrophes, we expect the cost of reinsurance in the marketplace to increase significantly, particularly for property coverages. In addition, the availability of reinsurance for certain coverages, such as terrorism, will continue to be limited and expensive.

     Our overall reinsurance costs in the first nine months of 2005 have been lower than those in the comparable period of 2004. In January 2005, we discontinued a professional liability per risk treaty. Underwriting actions we have taken in recent years have resulted in lower average limits on those large risks we write, which we believe made this treaty no longer economical. On our casualty clash treaty, which operates like a catastrophe treaty, we increased our retention from $50 million to $75 million. This treaty now provides $125 million of coverage in excess of $75 million per insured event. We did not renew a high excess surety per risk treaty as we believed the cost was not justified.

     Our property reinsurance program was renewed in April 2005. On the commercial property per risk treaty, our retention remained at $15 million. This treaty provides $435 million of coverage per risk in excess of our retention. Our property catastrophe treaty for events in the United States was modified to increase the coverage in the northeastern part of the country by $100 million. The program now provides coverage of approximately 85% of losses between $250 million and $1.25 billion, with additional coverage of 80% of losses between $1.25 billion and $1.6 billion in the northeastern part of the country. Our property catastrophe treaty for events outside the United States was modified to increase our retention from $25 million to $50 million.

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

Profitability

     Underwriting results were similarly profitable in the first nine months of 2005 and 2004. Underwriting results in the third quarter of 2005 were modestly unprofitable compared with profitable results in the same period of 2004. Underwriting results in the first nine months of 2005 and 2004 were adversely affected by catastrophes, particularly in the third quarter of each year -- from Hurricane Katrina in 2005 and the hurricanes that hit Florida and several other states in 2004. The combined loss and expense ratio for our overall property and casualty business was as follows:

                                    2005                                  2004
                    -----------------------------------   -----------------------------------
                                             Excluding                             Excluding
                              Impact of      Impact of              Impact of      Impact of
                    Total   Catastrophes   Catastrophes   Total   Catastrophes   Catastrophes
                    -----   ------------   ------------   -----   ------------   ------------
NINE MONTHS ENDED
   SEPTEMBER 30

Loss ratio ......    65.1%       5.9%          59.2%      63.2%        3.0%          60.2%
Expense ratio ...    28.2         .2           28.0       29.7          --           29.7
                    -----       ----           ----       ----         ---           ----
Combined ratio ..    93.3%       6.1%          87.2%      92.9%        3.0%          89.9%
                    =====       ====           ====       ====         ===           ====

QUARTER ENDED
   SEPTEMBER 30

Loss ratio ......    74.4%      16.5%          57.9%      63.9%        6.7%          57.2%
Expense ratio ...    27.8         .5           27.3       29.4          --           29.4
                    -----       ----           ----       ----         ---           ----
Combined ratio ..   102.2%      17.0%          85.2%      93.3%        6.7%          86.6%
                    =====       ====           ====       ====         ===           ====

     Our estimated net losses from Hurricane Katrina were $415 million and we incurred $51 million of net reinsurance reinstatement premium costs related to the hurricane. In our insurance business, we incurred net losses of $335 million as well as reinstatement premium costs of $102 million, for an aggregate cost of $437 million. In our reinsurance assumed business, we incurred net losses of $80 million and recognized net reinstatement premium revenue of $51 million, for a net cost of $29 million.

     We estimate that our gross losses from Hurricane Katrina were about $1.2 billion. Almost all of the losses were from property exposure and business interruption claims. Our net losses of $415 million were significantly lower than the gross amount due to a property per risk treaty that limited our net loss per risk and our property catastrophe treaty. We still have about $400 million of reinsurance available for this event under our catastrophe treaty if our gross losses were higher than our current estimate. Therefore, while it is possible that our estimate of ultimate losses related to Hurricane Katrina may change in the future, we do not expect that any such change would have a mate-rial effect on the Corporation's consolidated financial condition or liquidity.

     Other catastrophe losses in the third quarter of 2005 amounted to $57 million, bringing our total net catastrophe losses for the quarter to $472 million. Catastrophe losses in the third quarter of 2004 were $196 million.

     Catastrophe losses in the first nine months of 2005 amounted to $513 million and related net reinsurance reinstatement premium costs were $51 million compared with catastrophe losses of $259 million in the comparable period of 2004. The 2004 catastrophe loss amount reflects an $80 million reduction in loss reserves in the second quarter related to the September 11, 2001 attack.

     The loss ratio, excluding the effects of catastrophes, was similar in the first nine months of 2005 and 2004 and in the third quarter of both years, reflecting the favorable experience resulting from our disciplined underwriting standards in recent years.

     The decrease in the expense ratio in the first nine months and third quarter of 2005 was due to lower accrued contingent commissions and, to a lesser extent, flat overhead expenses compared with the prior year as we continued to make progress in reducing our cost structure, and the discontinuation of a professional liability per risk reinsurance treaty, which resulted in an increase in net premiums written without a commensurate increase in expenses.

     We expect that total producer compensation in 2005 will be lower than in 2004. The lower contingent commissions in the first nine months of 2005 compared with the same period in 2004 was due in part to this expectation and in part to the fact that we accrued contingent commissions in the first nine months of 2004 at a higher rate in anticipation of higher premium growth during 2004 than we ultimately realized.

REVIEW OF UNDERWRITING RESULTS BY BUSINESS UNIT

Personal Insurance

     Premiums from personal insurance coverages, which represented 27% of net premiums written in the first nine months of 2005, increased by 6% in both the first nine months and third quarter of 2005 compared with the same periods in 2004. Excluding reinsurance reinstatement premium costs of $18 million in the homeowners class related to Hurricane Katrina, personal insurance premiums grew 7% and 8%, respectively. Premium growth was driven by our homeowners business due to increased insurance-to-value, modestly higher rates and an increase in the number of policies in-force. The low growth in personal automobile premiums was due to our maintaining underwriting discipline in a more competitive marketplace. The minimal growth in other personal premiums was attributable to lower premiums in our U.S. accident business, due primarily to increased competition and the culling of health care business.

     Our personal insurance business produced highly profitable underwriting results in the first nine months of 2005 compared with profitable results in 2004. Results in the third quarter of 2005 were profitable compared with near breakeven results in the same period of 2004. Results in our personal insurance business were adversely affected by catastrophes in the first nine months of 2005 and 2004, particularly in the third quarter of both years. The combined loss and expense ratios for the classes of business within personal insurance were as follows:

                                        2005                                  2004
                        -----------------------------------   -----------------------------------
                                                 Excluding                             Excluding
                                  Impact of      Impact of              Impact of      Impact of
                        Total   Catastrophes   Catastrophes   Total   Catastrophes   Catastrophes
                        -----   ------------   ------------   -----   ------------   ------------
NINE MONTHS ENDED
   SEPTEMBER 30
Automobile ..........    97.7%       1.1%          96.6%       94.2%        .6%          93.6%
Homeowners ..........    81.5        9.4           72.1        97.1       17.1           80.0
Other ...............    91.9        (.4)          92.3        93.2         .5           92.7
                        -----       ----           ----       -----       ----          -----
   Total personal ...    86.5%       6.1%          80.4%       95.8%      10.8%          85.0%
                        =====       ====           ====       =====       ====          =====

QUARTER ENDED
   SEPTEMBER 30
Automobile ..........   102.4%       3.0%          99.4%       92.5%       1.2%          91.3%
Homeowners ..........    90.6       22.8           67.8       102.0       26.8           75.2
Other ...............    97.9         .5           97.4       104.7        1.5          103.2
                        -----       ----           ----       -----       ----          -----
   Total personal ...    94.3%      15.4%          78.9%      100.6%      17.1%          83.5%
                        =====       ====           ====       =====       ====          =====

     Homeowners results were highly profitable in the first nine months and third quarter of 2005. Results were modestly profitable in the first nine months of 2004 and modestly unprofitable in the third quarter of 2004. Results in both years were adversely affected by significant catastrophe losses, but more so in 2004. The improvement in 2005 was due to the lesser impact of catastrophes and to better pricing and contract wording changes related to mold damage that we have implemented over the past few years.

     Our personal automobile business produced profitable results in the first nine months of 2005 and 2004, but more so in 2004. Results in the third quarter of 2005 were adversely affected by reserve strengthening in the liability component related to prior accident years. This business continues to experience stable underlying claim frequency and severity. Other personal coverages, which include excess liability, yacht and accident insurance, produced highly profitable results in the first nine months of 2005 and 2004 due to favorable loss experience. Results in the third quarter of 2004 were adversely affected by several large yacht losses.

Commercial Insurance

     Premiums from commercial insurance, which represented 41% of our net premiums written in the first nine months of 2005, increased by 1% in the first nine months of 2005 and decreased by 6% in the third quarter compared with the similar periods a year ago. Premium growth was adversely affected by reinsurance reinstatement premium costs of $84 million -- $14 million in multiple peril and $70 million in property and marine -- related to Hurricane Katrina. Excluding the reinsurance reinstatement premiums, commercial insurance premiums grew 3% in the first nine months and 1% in the third quarter. Rates in the U.S. decreased slightly in the first nine months of 2005 compared with the same period in 2004 as we continued to experience more competition in the marketplace. Retention levels in the U.S. remained strong in the first nine months of 2005 and were similar to those in the comparable period of 2004. New business volume was down from 2004 levels as competitors have worked to retain their better accounts. We have maintained our discipline in the competitive market, continuing to get acceptable rates and appropriate terms and conditions on business written. It is uncertain how the recent hurricanes will affect the commercial insurance marketplace. However, we have already seen some firming of property rates in certain areas.

     Our commercial insurance business produced profitable results in the first nine months of 2005 and unprofitable results in the third quarter compared with highly profitable results in the comparable periods of 2004. Our commercial insurance results were adversely affected by catastrophes in the third quarter of 2005, particularly Hurricane Katrina. The combined loss and expense ratios for the classes of business within commercial insurance were as follows:

                                        2005                                  2004
                        -----------------------------------   -----------------------------------
                                                 Excluding                             Excluding
                                  Impact of      Impact of              Impact of      Impact of
                        Total   Catastrophes   Catastrophes   Total   Catastrophes   Catastrophes
                        -----   ------------   ------------   -----   ------------   ------------
NINE MONTHS ENDED
   SEPTEMBER 30

Multiple peril .....     89.4%       9.0%          80.4%      74.5%         .7%          73.8%
Casualty ...........     97.1         .2           96.9       85.3        (2.5)          87.8
Workers'
   compensation ....     84.6        (.1)          84.7       89.4         (.2)          89.6
Property and
   marine ..........    104.2       35.2           69.0       71.3         2.1           69.2
                        -----      -----           ----       ----        ----           ----
   Total
      commercial ...     94.2%      10.0%          84.2%      79.8%        (.2)%         80.0%
                        =====      =====           ====       ====        ====           ====

QUARTER ENDED
   SEPTEMBER 30

Multiple peril .....    103.3%      27.9%          75.4%      79.0%        7.2%          71.8%
Casualty ...........     96.7         .5           96.2       88.5          --           88.5
Workers'
   compensation ....     84.1        (.2)          84.3       87.7          --           87.7
Property and
   marine ..........    192.0      120.9           71.1       75.1         7.4           67.7
                        -----      -----           ----       ----        ----           ----
   Total
      commercial ...    112.8%      29.7%          83.1%      82.9%        3.5%          79.4%
                        =====      =====           ====       ====        ====           ====

     Our commercial insurance underwriting results in 2005 and 2004, excluding the effects of catastrophes, reflect the cumulative effect of price increases, better terms and conditions and more stringent risk selection in recent years. Results in both years benefited from low non-catastrophe property losses.

     Multiple peril results were adversely affected by catastrophes in the third quarter of 2005. The property component of this business benefited from unusually low non-catastrophe losses in the first nine months of 2005 and 2004.

     Our casualty business produced less profitable results in the first nine months of 2005 compared with the same period in 2004. The automobile component of this business was highly profitable in both years, but more so in 2004. The primary liability component was also less profitable in 2005 than in 2004. The excess liability component produced unprofitable results in 2005 compared with profitable results in 2004. Results in 2005 were adversely affected by unfavorable loss development related to older accident years. The 2004 results for this component benefited from a $30 million reduction in net loss reserves in the second quarter related to the September 11, 2001 attack.

     Workers' compensation results were highly profitable in the first nine months of 2005 and 2004. Results in both years benefited from our disciplined risk selection during the past several years.

     Property and marine results were adversely affected by catastrophes in the third quarter of 2005. Results in the first nine months of 2005 and 2004 benefited from few severe non-catastrophe losses.

Specialty Insurance

     Premiums from specialty insurance, which represented 24% of our net premiums written in the first nine months of 2005, increased by 7% in both the first nine months and third quarter of 2005 compared with the similar periods a year ago. The growth in net premiums written in the professional liability classes of business was due to the non-renewal of a per risk reinsurance treaty. Growth in these classes was constrained by the competitive pressure on rates and our commitment to maintain underwriting discipline. Also, effective July 1, 2005, we sold the renewal rights on our hospital professional liability and managed care errors and omissions business. Overall, rates in the U.S. for the professional liability classes were down slightly in the first nine months of 2005. The most significant rate declines occurred in the for-profit directors and officers liability component, particularly for large public companies. Retention levels in the U.S. in the first nine months of 2005 were comparable to the 2004 levels, while new business volume was modestly lower. In line with our strategy in recent years, we continued to focus on small and middle market publicly traded and privately held companies. We continued to get adequate rates and favorable terms and conditions on both new business and renewals. The significant growth in net premiums written for our surety business was due largely to the non-renewal of a high excess reinsurance treaty.

     Our specialty insurance business produced modestly profitable underwriting results in the first nine months of 2005 and highly profitable results in the third quarter. Results in both respective periods of 2004 were unprofitable. The combined loss and expense ratios for the classes of business within specialty insurance were as follows:

                            Nine Months Ended   Quarter Ended
                               September 30      September 30
                            -----------------   -------------
                               2005    2004     2005    2004
                              -----   -----     ----   -----
Professional liability...     100.7%  114.6%    99.1%  102.7%
Surety...................      73.0    69.5     30.1   100.3
                              -----   -----     ----   -----
    Total specialty......      98.9%  111.5%    93.8%  102.4%
                              =====   =====     ====   =====

     Results for our professional liability business improved substantially in the first nine months of 2005, producing near breakeven results compared with unprofitable results in the same period of 2004. Results have begun to benefit from the cumulative effect of price increases, lower policy limits and better terms and conditions in recent years. However, results in both years, but particularly in 2004, were adversely affected by unfavorable development on loss reserves related to accident years 2002 and prior. The adverse development was predominantly from claims that have arisen due to corporate failures and allegations of management misconduct and accounting irregularities. In the second quarter of 2004, we increased net loss reserves by about $160 million for errors and omissions losses related to investment banks. The fidelity component of our professional liability business was highly profitable in both years.

     Surety results were highly profitable in the first nine months of 2005 and 2004. Such results were exceptionally profitable in the third quarter of 2005 compared with near breakeven results in the same period of 2004. Our surety business tends to be characterized by infrequent but potentially high severity losses. Results in the third quarter of 2004 were adversely affected by two large losses.

Reinsurance Assumed

     Premiums from our reinsurance assumed business generated by Chubb Re, which represented 8% of net premiums written in the first nine months of 2005, decreased by 13% in the first nine months of 2005 and 14% in the third quarter compared with the similar periods in 2004. Excluding the net reinsurance restatement premium revenue of $51 million related to Hurricane Katrina, such premiums declined 19% and 31%, respectively. A significant decrease in premiums was expected as there were fewer attractive opportunities in the reinsurance market.

     Our reinsurance assumed business was similarly profitable in the first nine months of 2005 and 2004. Results in the third quarter of 2005 were unprofitable compared with profitable results in the same period of 2004. Results for our reinsurance assumed business were adversely affected by catastrophes in the third quarter of 2005 and 2004.

     The combined loss and expense ratios for the reinsurance assumed business were as follows:

                            Nine Months Ended   Quarter Ended
                               September 30      September 30
                            -----------------   -------------
                               2005   2004       2005   2004
                               ----   ----      -----   ----
Total ...................      94.8%  94.6%     103.3%  95.6%
Impact of catastrophes ..       4.4    3.1       10.7    8.4
                               ----   ----      -----   ----
Excluding impact of
   catastrophes .........      90.4%  91.5%      92.6%  87.2%
                               ====   ====      =====   ====

     As discussed on page 33 of this report, on October 25, 2005, we announced that we have entered into an agreement to transfer our ongoing reinsurance business to Harbor Point Limited, a new reinsurance company.

LOSS RESERVES

     Unpaid losses and loss expenses, also referred to as loss reserves, are the largest liability of our property and casualty business.

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

     Our loss reserves include significant amounts related to asbestos and toxic waste claims, Hurricane Katrina and the September 11, 2001 attack. The components of our loss reserves were as follows:

                                           September 30,   December 31,
                                                2005           2004
                                           -------------   ------------
                                                   (in millions)
Gross loss reserves
   Related to asbestos and toxic
      waste claims .....................      $ 1,128         $ 1,169
   Related to Hurricane Katrina ........        1,187              --
   Related to September 11 attack ......          434             700
   All other loss reserves .............       19,899          18,423
                                              -------         -------
                                               22,648          20,292
                                              -------         -------
Reinsurance recoverable
   Related to asbestos and toxic
      waste claims .....................           51              55
   Related to Hurricane Katrina ........          775              --
   Related to September 11 attack ......          350             582
   All other reinsurance recoverable ...        2,903           2,846
                                              -------         -------
                                                4,079           3,483
                                              -------         -------
Net loss reserves ......................      $18,569         $16,809
                                              =======         =======

     The components of our net loss reserves were as follows:

                                             September 30,   December 31,
                                                 2005            2004
                                             -------------   ------------
                                                     (in millions)
Reserves related to asbestos and toxic
   waste claims ..........................      $ 1,077         $ 1,114
Reserves related Hurricane Katrina .......          412              --
Reserves related to September 11 attack ..           84             118
All other loss reserves
   Personal insurance ....................        1,662           1,579
   Commercial insurance ..................        7,248           6,594
   Specialty insurance ...................        6,779           6,282
   Reinsurance assumed ...................        1,307           1,122
                                                -------         -------
Net loss reserves ........................      $18,569         $16,809
                                                =======         =======

     Loss reserves for each of our business units increased in the first nine months of 2005, with the most significant increases occurring in the long tail liability classes of business within commercial and specialty insurance and reinsurance assumed.

     Each quarter, we monitor developments and analyze trends related to our asbestos exposures. Based on our review during the second quarter of 2005, we increased our net asbestos loss reserves by $20 million, primarily due to an increase in our estimate of the ultimate liabilities for one of our traditional asbestos defendants.

     Based on all information currently available, we believe that the aggregate loss reserves of our property and casualty subsidiaries at September 30, 2005 were adequate to cover claims for losses that had occurred, including both those known to us and those yet to be reported. In establishing such reserves, we consider facts currently known and the present state of the law and coverage litigation. However, given the judicial decisions and legislative actions that have broadened the scope of coverage and expanded theories of liability in the past and the possibilities of similar interpretations in the future, particularly as they relate to asbestos claims and, to a lesser extent, toxic waste claims, it is possible that management's estimate of the ultimate liability for losses that had occurred as of September 30, 2005 may increase in future periods. Such increases in estimates could have a material adverse effect on the Corporation's future operating results. However, management does not expect that any such increases would have a material effect on the Corporation's consolidated financial condition or liquidity.

INVESTMENT RESULTS

     Property and casualty investment income before taxes increased by 12% in the first nine months of 2005 and 11% in the third quarter compared with the same periods in 2004. Growth was due to an increase in invested assets since the third quarter of 2004. The increase in invested assets was due to substantial cash flow from operations over the period. Growth in investment income in 2005 was dampened, however, by lower available reinvestment rates on fixed maturities that matured over the past year.

     The effective tax rate on investment income was 19.7% in the first nine months of 2005 compared with 19.8% in the same period in 2004. The effective tax rate fluctuates as a result of our holding a different proportion of our investment portfolio in tax-exempt securities during each period.

     On an after-tax basis, property and casualty investment income increased by 12% in the first nine months of 2005 and 10% in the third quarter. Management uses property and casualty investment income after-tax, a non-GAAP financial measure, to evaluate its investment performance because it reflects the impact of any change in the proportion of the investment portfolio invested in tax-exempt securities and is therefore more meaningful for analysis purposes than investment income before income tax.

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

     The non-insurance business of CFS produced a loss before taxes of $7 million in the first nine months of 2005 compared with a loss of $17 million in the first nine months of 2004. The loss in the first nine months of 2005 was due to a loss on the termination of a principal and interest guarantee contract, which is discussed below, partially offset by gains on the termination during the period of CFS's obligations under certain portfolio credit default swaps. The loss in the first nine months of 2004 was primarily related to losses on the termination of CFS's obligations under several portfolio credit default swaps.

     In the fourth quarter of 2003, CFS terminated two asset-backed portfolio credit default swaps that had experienced deterioration in credit quality and simultaneously entered into a new contract under which CFS guaranteed principal and interest obligations. CFS established a liability of $186 million related to the principal and interest contract, which represented the estimated fair value of the guarantee at its inception. In September 2005, CFS agreed with the counterparty to terminate the guarantee. CFS paid the counterparty $198 million under the terms of the agreement, at which time the $186 million liability was eliminated.

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

     The notional amount of CFS's credit default swaps was $1.8 billion at September 30, 2005. Our realistic loss exposure is a very small portion of the $1.8 billion notional amount as our position is senior to subordinated interests of $0.7 billion in the aggregate. In addition, using our internal ratings models, we estimate that the credit ratings of the individual portfolio credit default swaps at September 30, 2005 were AAA.

     In addition to portfolio credit default swaps, CFS entered into a derivative contract linked to an equity market index and a few other insignificant non-insurance transactions.

     The notional amount and fair value of our future obligations under derivative contracts by type of risk were as follows:

                                     Notional Amount                  Fair Value
                              ----------------------------   ----------------------------
                              September 30,   December 31,   September 30,   December 31,
                                   2005            2004           2005           2004
                              -------------   ------------   -------------   ------------
                                      (in billions)                  (in millions)
Credit default swaps
   Corporate securities ...        $1.0           $1.3             $ 4            $ 5
Asset-backed securities ...          .8            7.4               1              9
                                   ----           ----             ---            ---
                                    1.8            8.7               5             14
Other .....................          .3             .3               8              8
                                   ----           ----             ---            ---
                                   $2.1           $9.0             $13            $22
                                   ====           ====             ===            ===

CORPORATE AND OTHER

     Corporate and other includes investment income earned on corporate invested assets, interest expense and other expenses not allocated to our operating subsidiaries and the results of our real estate and other non-insurance subsidiaries. It also includes income from our investment in Allied World Assurance Company, Ltd.

     Corporate and other produced a loss before taxes of $148 million in the first nine months of 2005 compared with a loss of $125 million in the first nine months of 2004. The higher loss in 2005 was due to the recognition of a real estate impairment loss, which is discussed below, and lower income in 2005 than in 2004 from our investment in Allied World. The third quarter results of Allied World included losses from Hurricane Katrina in 2005 and storm losses in 2004, our share of which was approximately $45 million and $30 million, respectively. Results in the first nine months of 2004 included a loss at The Chubb Institute, Inc., our post-secondary educational subsidiary, which we sold in the third quarter of 2004.

REAL ESTATE

     Real estate operations resulted in a loss before taxes of $45 million in the first nine months of 2005 compared with a loss of $12 million in the first nine months of 2004, which amounts are included in the corporate and other results.

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

     In addition to the aforementioned parcel of land that we plan to dispose of in the near term, we own approximately $185 million of land that we expect will be developed in the future. Our real estate assets also include approximately $153 million of commercial properties and land parcels under lease, of which $21 million relates to a variable interest entity in which we are the primary beneficiary.

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

REALIZED INVESTMENT GAINS AND LOSSES

     Net investment gains realized were as follows:

                                  Periods Ended September 30
                                 ----------------------------
                                 Third Quarter    Nine Months
                                 -------------   ------------
                                  2005   2004     2005   2004
                                  ----   ----     ----   ----
                                           (in millions)
Net realized gains (losses)
   Equity securities .........    $ 77   $36      $181   $165
   Fixed maturities ..........       9    17         5     12
   Personal Lines Insurance
      Brokerage ..............      16    --        16     --
   Chubb Institute ...........      --    (4)       --    (31)
                                  ----   ---      ----   ----
                                   102    49       202    146
                                  ----   ---      ----   ----
Other than temporary
   impairment
   Equity securities .........       1    --         1     --
   Fixed maturities ..........       2    --         4     --
                                  ----   ---      ----   ----
                                     3    --         5     --
                                  ----   ---      ----   ----
Realized investment gains
  before tax ................     $ 99   $49      $197   $146
                                  ====   ===      ====   ====
Realized investment gains
  after tax .................     $ 63   $31      $126   $ 99
                                  ====   ===      ====   ====

     Of the net realized gains on sales of equity securities, $118 million and $129 million in the first nine months of 2005 and 2004, respectively, related to our share of gains recognized by investment partnerships in which we have an interest.

     In September 2005, we completed the sale of Personal Lines Insurance Brokerage, Inc. Based on the terms of the sale, we recognized a gain of $16 million.

     In May 2004, we entered into an agreement to sell Chubb Institute. Based on the terms of the agreement, we recognized a loss of $27 million in the second quarter. The sale closed in September 2004. Under the final terms of the sale, we recognized an additional loss of $4 million in the third quarter.

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

INCOME TAXES

     In connection with the sale of a subsidiary a number of years ago, we agreed to indemnify the buyer for certain pre-closing tax liabilities. During the first quarter of 2005, we settled this obligation with the purchaser. As a result, we reduced our income tax liability, which resulted in the recognition of a benefit of $22 million.

CAPITAL RESOURCES AND LIQUIDITY

     Capital resources and liquidity represent the overall financial strength of the Corporation and its ability to generate cash flows from its operating subsidiaries, borrow funds at competitive rates and raise new capital to meet operating and growth needs.

CAPITAL RESOURCES

     Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. At September 30, 2005, the Corporation had shareholders' equity of $11.3 billion and total debt of $2.5 billion. In August 2005, $300 million of 6.15% notes were paid when due.

     In November 2002, Chubb issued $600 million of unsecured 4% senior notes due November 16, 2007 and 24 million mandatorily exercisable warrants to purchase the Corporation's common stock on or before November 16, 2005. The notes and warrants were issued together in the form of 7% equity units. Each equity unit initially represented one warrant and $25 principal amount of senior notes. In August 2005, the notes were successfully remarketed as required by their terms. The interest rate on the notes was reset to 4.934% from 4%, effective August 16, 2005. The remarketed notes are due November 16, 2007. We did not receive any proceeds from the remarketing of the notes. Instead, the proceeds from the remarketing will be used to satisfy the holders' obligation under the warrants to purchase the Corporation's common stock on November 16, 2005.

     Management continually monitors the amount of capital resources that the Corporation maintains both for itself and its operating subsidiaries. In connection with our long-term capital strategy, the Corporation from time to time contributes capital to its property and casualty subsidiaries. In addition, in order to satisfy its capital needs as a result of any rating agency capital adequacy or other future rating issues, or in the event the Corporation were to need additional capital to make strategic investments in light of market opportunities, the Corporation may take a variety of actions, which could include the issuance of additional debt and/or equity securities.

     In June 2003, a shelf registration statement that the Corporation filed in March 2003 was declared effective by the Securities and Exchange Commission. Under the registration statement, up to $2.5 billion of various types of securities may be issued. At September 30, 2005, the Corporation had approximately $650 million remaining under the shelf registration statement.

     In July 1998, the Board of Directors authorized the repurchase of up to 12,500,000 shares of the Corporation's common stock. The authorization has no expiration. The Corporation made no share repurchases during the first nine months of 2005. As of September 30, 2005, 3,287,100 shares remained under the share repurchase authorization.

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

     Our strong underwriting results continued to generate substantial new cash. New cash from operations available for investment by our property and casualty subsidiaries was approximately $2.8 billion in the first nine months of 2005 compared with $3.0 billion in the same period in 2004.

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

     In the first nine months of 2005, we invested new cash in tax-exempt bonds and taxable bonds. The taxable bonds we invested in were primarily mortgage-backed securities and corporate bonds. Our objective is to achieve the appropriate mix of taxable and tax-exempt securities in our portfolio to balance both investment and tax strategies.

     The unrealized appreciation before tax of investments carried at market value, which includes fixed maturities classified as available-for-sale and equity securities, was $613 million and $961 million at September 30, 2005 and December 31, 2004, respectively. Such unrealized appreciation is reflected in a separate component of other comprehensive income, net of applicable deferred income tax.

     The unrealized market appreciation before tax of those fixed maturities carried at amortized cost was $13 million at September 30, 2005 and $21 million at December 31, 2004. Such unrealized appreciation was not reflected in the consolidated financial statements.

     Changes in unrealized market appreciation or depreciation of fixed maturities were due primarily to fluctuations in interest rates.

SUBSEQUENT EVENT

     On October 25, 2005, we announced that we have entered into an agreement regarding the formation of a new reinsurance company, Harbor Point Limited, to be based in Bermuda. It is expected that Harbor Point will write a diverse portfolio of both property and casualty reinsurance products.

     As part of the transaction, we will transfer our continuing reinsurance business and certain related assets, including renewal rights effective January 1, 2006, to Harbor Point. In exchange, we will receive from Harbor Point a $200 million five year 6% convertible note and warrants, representing in the aggregate on a fully converted and fully diluted basis approximately 16% of the new company.

     Harbor Point will not assume the reinsurance liabilities relating to reinsurance contracts incepting prior to December 31, 2005. We will retain those liabilities and the related assets.

     Other than pursuant to certain arrangements to be entered into with Harbor Point, we will no longer engage directly in the assumed reinsurance business. Harbor Point will have the right for a transition period to underwrite specific reinsurance business on our behalf in cases where Harbor Point is unable to underwrite that business because of the absence of necessary ratings, regulatory licenses or approvals. Any reinsurance policies issued by us under this arrangement during the transition period will be ceded to Harbor Point under quota share reinsurance agreements to be entered into by the parties. We will retain a limited portion of this business.

     The closing of the transaction is subject to certain financing and other customary closing conditions. It is expected that the closing will occur by the end of November and that Harbor Point will then commence underwriting upon receipt of necessary regulatory approvals. We expect that the transaction will result in a pre-tax gain.

Item 4 - Controls and Procedures

     As of September 30, 2005, an evaluation of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures was performed under the supervision and with the participation of the Corporation's management, including the chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Corporation's disclosure controls and procedures were effective as of the evaluation date.

     During the quarter ended September 30, 2005, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

Item 6 - Exhibits

A.   Exhibits

       Exhibit (10) - Material Contracts

          (1) Amendment to the registrant's Key Employee Deferred Compensation Plan (2005). Incorporated by reference to Exhibit 10.1 of the registrant's Report to the Securities and Exchange Commission on Form 8-K filed on September 12, 2005.

          (2) Amendment to the form of restricted stock unit award agreement for all eligible participants in The Chubb Corporation Long-Term Stock Incentive Plan (2004). Incorporated by reference to Exhibit
               10.2 of the registrant's Report to the Securities and Exchange Commission on Form 8-K filed on September 12, 2005.

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

Date: November 9, 2005