Form 10-K
period 2005-12-31
CHUBB CORP
filed 2006-03-15
CIK 20171

UNITED   STATES   SECURITIES   AND   EXCHANGE   COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File No. 1-8661

The Chubb Corporation

(Exact name of registrant as specified in its charter)

New Jersey	13-2595722
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 Mountain View Road, P.O. Box 1615
Warren, New Jersey	07061-1615
(Address of principal executive offices)	(Zip Code)

(908) 903-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, par value $1 per share	New York Stock Exchange
Series B Participating Cumulative	New York Stock Exchange
Preferred Stock Purchase Rights
Common Stock Purchase Contracts[1]	New York Stock Exchange
2.25% Senior Notes due 2008[1]	New York Stock Exchange

1 Offered together in the form of 7% Equity Units.

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [✓] No [  ]

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [✓]

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓] No [  ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [     ]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

      Large accelerated filer [✓]   Accelerated filer [  ]   Non-accelerated filer [  ]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [     ] No [✓]

      The aggregate market value of common stock held by non-affiliates of the registrant was $16,942,712,627 as of June 30, 2005, computed on the basis of the closing sale price of the common stock on that date.

207,408,188
Number of shares of common stock outstanding as of February 28, 2006

Documents Incorporated by Reference

      Portions of the definitive Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

CONTENTS

	ITEM	DESCRIPTION	PAGE

PART I	1	Business	3
	1A	Risk Factors	12
	1B	Unresolved Staff Comments	17
	2	Properties	17
	3	Legal Proceedings	17
	4	Submission of Matters to a Vote of Security Holders	18
PART II	5	Market for the Registrant’s Common Stock and Related Stockholder Matters	20
	6	Selected Financial Data	21
	7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
	7A	Quantitative and Qualitative Disclosures About Market Risk	57
	8	Consolidated Financial Statements and Supplementary Data	60
	9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	60
	9A	Controls and Procedures	60
	9B	Other Information	60
PART III	10	Directors and Executive Officers of the Registrant	62
	11	Executive Compensation	62
	12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	62
	13	Certain Relationships and Related Transactions	62
	14	Principal Accountant Fees and Services	62
PART IV	15	Exhibits, Financial Statements and Schedules	63
		Signatures	64
		Index to Financial Statements and Financial Statement Schedules	F-1
		Exhibits Index	E-1

PART I.

Item 1.  Business

General

      The Chubb Corporation (Chubb) was incorporated as a business corporation under the laws of the State of New Jersey in June 1967. Chubb and its subsidiaries are referred to collectively as the Corporation. Chubb is a holding company for a family of property and casualty insurance companies known informally as the Chubb Group of Insurance Companies (the P&C Group). Since 1882, the P&C Group has provided property and casualty insurance to businesses and individuals around the world. According to A.M. Best, the P&C Group is the 10th largest U.S. property and casualty insurance group based on 2004 net written premiums.

      At December 31, 2005, the Corporation had total assets of $48.1 billion and shareholders’ equity of $12.4 billion. Revenues, income before income tax and assets for each operating segment for the three years ended December 31, 2005 are included in Note (14) of the Notes to Consolidated Financial Statements. The Corporation employed approximately 10,800 persons worldwide on December 31, 2005.

      The Corporation’s principal executive offices are located at 15 Mountain View Road, Warren, New Jersey 07059, and our telephone number is (908) 903-2000.

      The Corporation’s internet address is www.chubb.com. The Corporation’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on this website as soon as reasonably practicable after they have been electronically filed with or furnished to the Securities and Exchange Commission. Chubb’s Corporate Governance Guidelines, charters of certain key committees of its Board of Directors, Restated Certificate of Incorporation, By-Laws, Code of Business Conduct and Code of Ethics for CEO and Senior Financial Officers are also available on the Corporation’s website or by writing to the Corporation’s Corporate Secretary.

Property and Casualty Insurance

      The P&C Group is divided into four strategic business units. Chubb Commercial Insurance offers a full range of commercial customer insurance products, including coverage for multiple peril, casualty, workers’ compensation and property and marine. Chubb Commercial Insurance is known for writing niche business, where our expertise can add value for our agents, brokers and policyholders. Chubb Specialty Insurance offers a wide variety of specialized professional liability products for privately and publicly owned companies, financial institutions, professional firms and healthcare organizations. Chubb Specialty Insurance also includes our surety business. Chubb Personal Insurance offers products for individuals with fine homes and possessions who require more coverage choices and higher limits than standard insurance policies. Reinsurance Assumed includes the business produced by Chubb Re. In December 2005, the Corporation transferred its ongoing reinsurance assumed business to Harbor Point Limited. For a further discussion of this transaction, see the Property and Casualty Insurance — Transfer of Ongoing Reinsurance Assumed Business section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

      The P&C Group provides insurance coverages principally in the United States, Canada, Europe, Australia, and parts of Latin America and Asia. Revenues of the P&C Group by geographic area for the three years ended December 31, 2005 are included in Note (14) of the Notes to Consolidated Financial Statements.

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

  Premiums Written

      A summary of the P&C Group’s premiums written during the past three years is shown in the following table:

	Direct	Reinsurance	Reinsurance	Net
	Premiums	Premiums	Premiums	Premiums
Year	Written	Assumed(a)	Ceded(a)	Written

	(in millions)
2003	$11,337.7	$1,266.0	$1,535.8	$11,067.9
2004	12,001.3	1,397.7	1,346.1	12,052.9
2005	12,179.6	1,119.7	1,016.7	12,282.6

      (a) Intercompany items eliminated.

      The net premiums written during the last three years for major classes of the P&C Group’s business are included in the Property and Casualty Insurance — Underwriting Results section of MD&A.

      One or more members of the P&C Group are licensed and transact business in each of the 50 states of the United States, the District of Columbia, Puerto Rico, the Virgin Islands, Canada, Europe, Australia, and parts of Latin America and Asia. In 2005, approximately 80% of the P&C Group’s direct business was produced in the United States, where the P&C Group’s businesses enjoy broad geographic distribution with a particularly strong market presence in the Northeast. The four states accounting for the largest amounts of direct premiums written were New York with 12%, California with 10%, Texas with 5% and New Jersey with 5%. No other state accounted for 5% of such premiums. Approximately 11% of the P&C Group’s direct premiums written was produced in Europe and 4% was produced in Canada.

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

      Another frequently used measurement in the property and casualty insurance industry is the ratio of statutory net premiums written to policyholders’ surplus. At December 31, 2005 and 2004, the ratio for the P&C Group was 1.37 and 1.53, respectively.

  Producing and Servicing of Business

      The P&C Group does not utilize a significant in-house distribution model for its products. Instead, in the United States and Canada, the P&C Group is represented by approximately 5,000 independent agencies and accepts business on a regular basis from approximately 1,000 insurance brokers. In most instances, these agencies and brokers also represent other companies that compete with the P&C Group. The P&C Group’s branch and service offices assist these agencies and brokers in producing and servicing the P&C Group’s business. In addition to the administrative offices in Warren and Whitehouse Station, New Jersey, the P&C Group has zone, branch and service offices throughout the United States and Canada.

      The P&C Group’s overseas business is developed by its foreign agencies and brokers through local branch offices of the P&C Group and by its United States and Canadian agencies and brokers. In conducting its overseas business, the P&C Group reduces the risks relating to currency fluctuations by maintaining investments in those foreign currencies in which the P&C Group has loss reserves and other liabilities. Such investments generally have characteristics similar to liabilities in those currencies. The net asset or liability exposure to the various foreign currencies is regularly reviewed.

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

  Reinsurance Ceded

      In accordance with the normal practice of the insurance industry, the P&C Group cedes reinsurance to other insurance companies. Reinsurance is ceded to provide greater diversification of risk and to limit the P&C Group’s maximum net loss arising from large risks or from catastrophic events.

      A large portion of the P&C Group’s ceded reinsurance is effected under contracts known as treaties under which all risks meeting prescribed criteria are automatically covered. Most of the P&C Group’s treaty reinsurance arrangements consist of excess of loss and catastrophe contracts that protect against a specified part or all of certain types of losses over stipulated amounts arising from any one occurrence or event. In certain circumstances, reinsurance is also effected by negotiation on individual risks. The amount of each risk retained by the P&C Group is subject to maximum limits that vary by line of business and type of coverage. Retention limits are regularly reviewed and are revised periodically as the P&C Group’s capacity to underwrite risks changes. For a discussion of the cost and availability of reinsurance, see the Property and Casualty Insurance — Underwriting Results section of MD&A.

      Ceded reinsurance contracts do not relieve the P&C Group of the primary obligation to its policyholders. Thus, an exposure exists with respect to reinsurance recoverable to the extent that any reinsurer is unable or unwilling to meet the obligations assumed under the reinsurance contracts. The collectibility of reinsurance is subject to the solvency of the reinsurers, coverage interpretations and other factors. The P&C Group is selective in regard to its reinsurers, placing reinsurance with only those reinsurers with strong balance sheets and superior underwriting ability. The P&C Group monitors the financial strength of its reinsurers on an ongoing basis.

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

      The process of establishing the liability for unpaid losses and loss adjustment expenses is complex and imprecise as it must take into consideration many variables that are subject to the outcome of future events. As a result, informed subjective estimates and judgments as to our ultimate exposure to losses are an integral component of our loss reserving process.

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

      The P&C Group’s estimates of unpaid loss adjustment expenses are based on analyses of the relationship of projected ultimate loss adjustment expenses to projected ultimate losses for each class of business. The claim staff has discretion to override these expense estimates on reported claims where judgment indicates such action is appropriate.

      The P&C Group’s estimates of reinsurance recoverable related to reported and unreported losses and loss adjustment expenses represent the portion of the gross liabilities that will be recovered from reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the gross losses associated with the reinsured policies.

      Estimates are regularly reviewed and updated as appropriate. Any changes in estimates are reflected in operating results in the period in which the estimates are changed.

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

      The P&C Group continues to emphasize early and accurate reserving, inventory management of claims and suits, and control of the dollar value of settlements. The number of outstanding claims at year-end 2005 was approximately 3% higher than the number at year-end 2004. This compares with a 1% increase in new arising claims during 2005.

      The table on page 8 presents the subsequent development of the estimated year-end liability for unpaid losses and loss adjustment expenses, net of reinsurance recoverable, for the ten years prior to 2005. The Corporation acquired Executive Risk Inc. in 1999. The amounts in the table for the years 1995 through 1998 do not include Executive Risk’s unpaid losses and loss adjustment expenses.

      The top line of the table shows the estimated net liability for unpaid losses and loss adjustment expenses recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and loss adjustment expenses for claims arising in all years prior to the balance sheet date that were unpaid at the balance sheet date, including losses that had been incurred but not yet reported to the P&C Group.

      The upper section of the table shows the reestimated amount of the previously recorded net liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of losses for each individual year. The increase or decrease is reflected in operating results of the period in which the estimate is changed. The “cumulative deficiency (redundancy)” as shown in the table represents the aggregate change in the reserve estimates from the original balance sheet dates through December 31, 2005. The amounts noted are cumulative in nature; that is, an increase in a loss estimate that is related to a prior period occurrence generates a deficiency in each intermediate year. For example, a deficiency recognized in 2005 relating to losses incurred prior to December 31, 1995 would be included in the cumulative deficiency amount for each year in the period 1995 through 2004. Yet, the deficiency would be reflected in operating results only in 2005. The effect of changes in estimates of the liabilities for losses occurring in prior years on income before income taxes in each of the past three years is shown in the reconciliation of the beginning and ending liability for unpaid losses and loss adjustment expenses in the Property and Casualty Insurance — Loss Reserves section of MD&A.

      The subsequent development of the net liability for unpaid losses and loss adjustment expenses as of year-ends 1995 through 2004 was adversely affected by substantial unfavorable development related to asbestos and toxic waste claims. The cumulative net deficiencies experienced related to asbestos and toxic waste claims were the result of: (1) an increase in the actual number of claims filed; (2) an increase in the number of potential claims estimated; (3) an increase in the severity of actual and potential claims; (4) an increasingly adverse litigation environment; and (5) an increase in litigation costs associated with such claims. In the years 1995 through 1999, the unfavorable development related to asbestos and toxic waste claims was offset in varying degrees by favorable loss experience for certain professional liability coverages, particularly directors and officers liability and fiduciary liability, and for commercial excess liability. In the years 2000 through 2003, in addition to the unfavorable development related to asbestos and toxic waste claims, there was significant unfavorable development in the professional liability classes, principally directors and officers liability and errors and omissions liability, due in large part to adverse loss trends related to corporate failures and allegations of management misconduct and accounting irregularities.

      Conditions and trends that have affected development of the liability for unpaid losses and loss adjustment expenses in the past will not necessarily recur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on the data in this table.

      The middle section of the table on page 8 shows the cumulative amount paid with respect to the reestimated net liability as of the end of each succeeding year. For example, in the 1995 column, as of December 31, 2005 the P&C Group had paid $5,916.0 million of the currently estimated $7,597.4 million of net losses and loss adjustment expenses that were unpaid at the end of 1995; thus, an estimated $1,681.4 million of net losses incurred through 1995 remain unpaid as of December 31, 2005, approximately 65% of which relates to asbestos and toxic waste claims.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT

	December 31

Year Ended	1995	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005

	(in millions)
Net Liability for Unpaid Losses and Loss Adjustment Expenses	$7,614.5	$7,755.9	$8,564.6	$9,049.9	$9,748.8	$10,051.3	$11,009.7	$12,641.6	$14,521.2	$16,808.7	$18,712.5

Net Liability Reestimated as of:
One year later	7,571.7	7,690.6	8,346.2	8,854.8	9,518.8	9,855.8	11,799.4	13,038.9	14,848.1	16,971.4
Two years later	7,520.9	7,419.6	7,899.8	8,516.5	9,094.5	10,550.7	12,143.3	13,633.6	15,314.9
Three years later	7,256.8	6,986.2	7,564.8	8,058.0	9,652.9	10,761.5	12,642.2	14,407.2
Four years later	6,901.5	6,719.4	7,145.0	8,527.1	9,739.7	11,149.9	13,245.8
Five years later	6,692.1	6,409.4	7,570.7	8,655.7	9,998.7	11,605.0
Six years later	6,476.7	6,886.9	7,693.7	8,844.3	10,373.2
Seven years later	7,035.9	7,051.5	7,821.8	9,118.9
Eight years later	7,253.8	7,197.0	8,060.9
Nine years later	7,422.9	7,411.4
Ten years later	7,597.4

Total Cumulative Net Deficiency (Redundancy)	(17.1)	(344.5)	(503.7)	69.0	624.4	1,553.7	2,236.1	1,765.6	793.7	162.7

Cumulative Net Deficiency Related to Asbestos and Toxic Waste Claims (Included in Above Total)	1,583.5	1,432.8	1,307.6	1,239.8	1,193.0	1,162.0	1,101.1	360.0	110.0	35.0

Cumulative Amount of Net Liability Paid as of:
One year later	1,889.4	1,418.3	1,797.7	2,520.1	2,482.7	2,793.7	3,084.5	3,398.8	3,342.0	4,031.3
Two years later	2,678.2	2,488.2	3,444.2	3,707.8	4,079.3	4,668.7	5,354.1	5,671.4	6,094.8
Three years later	3,438.8	3,757.0	4,160.6	4,653.1	5,285.8	5,981.4	6,931.6	7,753.3
Four years later	4,457.6	4,194.8	4,710.9	5,351.1	6,138.9	7,011.9	8,389.8
Five years later	4,755.4	4,555.6	5,132.9	5,894.3	6,829.0	7,894.2
Six years later	5,010.6	4,857.2	5,481.1	6,325.5	7,382.1
Seven years later	5,251.0	5,137.4	5,806.6	6,679.7
Eight years later	5,480.9	5,420.3	6,059.6
Nine years later	5,735.4	5,640.9
Ten years later	5,916.0

Gross Liability, End of Year	$9,588.2	$9,523.7	$9,772.5	$10,356.5	$11,434.7	$11,904.6	$15,514.9	$16,713.1	$17,947.8	$20,291.9	$22,481.7
Reinsurance Recoverable, End of Year	1,973.7	1,767.8	1,207.9	1,306.6	1,685.9	1,853.3	4,505.2	4,071.5	3,426.6	3,483.2	3,769.2

Net Liability, End of Year	$7,614.5	$7,755.9	$8,564.6	$9,049.9	$9,748.8	$10,051.3	$11,009.7	$12,641.6	$14,521.2	$16,808.7	$18,712.5

Reestimated Gross Liability	$9,718.1	$9,232.9	$9,337.7	$10,596.8	$12,653.1	$14,329.6	$18,670.1	$19,109.7	$18,997.0	$20,360.3
Reestimated Reinsurance Recoverable	2,120.7	1,821.5	1,276.8	1,477.9	2,279.9	2,724.6	5,424.3	4,702.5	3,682.1	3,388.9

Reestimated Net Liability	$7,597.4	$7,411.4	$8,060.9	$9,118.9	$10,373.2	$11,605.0	$13,245.8	$14,407.2	$15,314.9	$16,971.4

Cumulative Gross Deficiency (Redundancy)	$129.9	$(290.8)	$(434.8)	$240.3	$1,218.4	$2,425.0	$3,155.2	$2,396.6	$1,049.2	$68.4

The amounts for the years 1995 through 1998 do not include Executive Risk’s unpaid losses and loss adjustment expenses. Executive Risk was acquired in 1999.

     The lower section of the table on page 8 shows the gross liability, reinsurance recoverable and net liability recorded at the balance sheet date for each of the indicated years and the reestimation of these amounts as of December 31, 2005.

      The liability for unpaid losses and loss adjustment expenses, net of reinsurance recoverable, reported in the accompanying consolidated financial statements prepared in accordance with generally accepted accounting principles (GAAP) comprises the liabilities of U.S. and foreign members of the P&C Group as follows:

	December 31

	2005	2004

	(in millions)
U.S. subsidiaries	$15,928.0	$14,244.0
Foreign subsidiaries	2,784.5	2,564.7

	$18,712.5	$16,808.7

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

  Investments

      Investment decisions are centrally managed by investment professionals based on guidelines established by management and approved by the respective boards of directors for each company in the P&C Group.

      Additional information about the Corporation’s investment portfolio as well as its approach to managing risks is presented in the Invested Assets section of MD&A, the Investment Portfolio section of Quantitative and Qualitative Disclosures About Market Risk and Note (3) of the Notes to Consolidated Financial Statements.

      The investment results of the P&C Group for each of the past three years are shown in the following table.

	Average		Percent Earned
	Invested	Investment
Year	Assets(a)	Income(b)	Before Tax	After Tax

	(in millions)
2003	$22,168.5	$1,058.4	4.77%	3.80%
2004	26,778.2	1,184.3	4.42	3.55
2005	30,570.3	1,315.3	4.30	3.45

(a)	Average of amounts for the years presented with fixed maturity securities at amortized cost and equity securities at market value.

(b)	Investment income after deduction of investment expenses, but before applicable income tax.

Competition

      The property and casualty insurance industry is highly competitive both as to price and service. Members of the P&C Group compete not only with other stock companies but also with mutual companies, other underwriting organizations and alternative risk sharing mechanisms. Some competitors obtain their business at a lower cost through the use of salaried personnel rather than independent agents and brokers. Rates are not uniform for all insurers and vary according to the types of insurers, product coverage and methods of operation. The P&C Group competes for business not only on the basis of price, but also on the basis of financial strength, availability of coverage desired by customers and quality of service, including claim adjustment service. The P&C Group’s products and services are generally designed to serve specific customer groups or needs and to offer a degree of customization that is of value to the insured. The P&C Group continues to work closely with its customers and to reinforce with them the stability, expertise and added value the P&C Group provides.

      There are approximately 3,100 property and casualty insurance companies in the United States operating independently or in groups and no single company or group is dominant. The relatively large size and underwriting capacity of the P&C Group provide opportunities not available to smaller companies.

Regulation and Premium Rates

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

      Companies within the P&C Group are subject to regulation and supervision in the respective states in which they do business. In general, such regulation is designed to protect the interests of policyholders, and not necessarily the interests of insurers, their shareholders and other investors. The extent of such regulation varies but generally has its source in statutes that delegate regulatory, supervisory and administrative powers to a department of insurance. The regulation, supervision and administration relate, among other things, to: the standards of solvency that must be met and maintained; the licensing of insurers and their agents; restrictions on insurance policy terminations; unfair trade practices; the nature of and limitations on investments; premium rates; restrictions on the size of risks that may be insured under a single policy; deposits of securities for the benefit of policyholders; approval of policy forms; periodic examinations of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of companies or for other purposes; limitations on dividends to policyholders and shareholders; and the adequacy of provisions for unearned premiums, unpaid losses and loss adjustment expenses, both reported and unreported, and other liabilities.

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

      The National Association of Insurance Commissioners (NAIC) has a risk-based capital requirement for property and casualty insurance companies. The risk-based capital formula is used by state regulatory authorities to identify insurance companies that may be undercapitalized and that merit further regulatory attention. The formula prescribes a series of risk measurements to determine a minimum capital amount for an insurance company, based on the profile of the individual company. The ratio of a company’s actual policyholders’ surplus to its minimum capital requirement will determine whether any state regulatory action is required. At December 31, 2005, each member of the P&C Group had more than sufficient capital to meet the risk-based capital requirement. The NAIC periodically reviews the risk-based capital formula and changes to the formula could be considered in the future.

      Regulatory requirements applying to premium rates vary from state to state, but generally provide that rates not be “excessive, inadequate or unfairly discriminatory.” In many states, these regulatory requirements can impact the P&C Group’s ability to change rates, particularly with respect to personal lines products such as automobile and homeowners insurance, without prior regulatory approval even where the current rates are inadequate to the assumed risk. However, in certain states, prior regulatory approval of rates is not required for most lines of insurance that the P&C Group underwrites.

      Subject to regulatory requirements, the P&C Group’s management determines the prices charged for its policies based on a variety of factors including loss and loss adjustment expense experience, inflation, anticipated changes in the legal environment, both judicial and legislative, and tax law and rate changes. Methods for arriving at prices vary by type of business, exposure assumed and size of risk. Underwriting profitability is affected by the accuracy of these assumptions, by the willingness of insurance regulators to approve changes in those rates that they control and by such other matters as underwriting selectivity and expense control.

      In all states, insurers authorized to transact certain classes of property and casualty insurance are required to become members of an insolvency fund. In the event of the insolvency of a licensed insurer writing a class of insurance covered by the fund in the state, companies in the P&C Group, together with the other fund members, are assessed in order to provide the funds necessary to pay certain claims against the insolvent insurer. Generally, fund assessments are proportionately based on the members’ written premiums for the classes of insurance written by the insolvent insurer. In certain states, the P&C Group can recover a portion of these assessments through premium tax offsets and policyholder surcharges. In 2005, assessments of the members of the P&C Group amounted to $10 million. The amount of future assessments cannot be reasonably estimated.

      Insurance regulation in certain states requires the companies in the P&C Group, together with other insurers operating in the state, to participate in assigned risk plans, reinsurance facilities and joint underwriting associations, which are mechanisms that generally provide applicants with various basic insurance coverages when they are not available in voluntary markets. Such mechanisms are most prevalent for automobile and workers’ compensation insurance, but a majority of states also mandate that insurers, such as the P&C Group, participate in Fair Plans or Windstorm Plans, which offer basic property coverages to insureds where not otherwise available. Some states also require insurers to participate in facilities that provide homeowners, crime and other classes of insurance where periodic market constrictions may occur. Participation is based upon the amount of a company’s voluntary written premiums in a particular state for the classes of insurance involved. These involuntary market plans generally are underpriced and produce unprofitable underwriting results.

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

      Although the federal government and its regulatory agencies generally do not directly regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways. Current and proposed federal measures that may significantly affect the P&C Group’s business and the market as a whole include federal terrorism insurance, asbestos liability reform measures, tort reform, corporate governance including the increasing focus on public companies and public accounting firms, ergonomics, health care reform including the containment of medical costs, medical malpractice reform and patients’ rights, privacy, e-commerce, international trade, federal regulation of insurance companies and the taxation of insurance companies.

      Companies in the P&C Group are also affected by a variety of state and federal legislative and regulatory measures as well as by decisions of their courts that define and extend the risks and benefits for which insurance is provided. These include: redefinitions of risk exposure in areas such as water damage, including mold; products liability and commercial general liability; extension and protection of employee benefits, including workers’ compensation and disability benefits; and credit scoring.

      Another area of potential regulation and supervision of the P&C Group relates to the form of compensation paid to agents and brokers and the disclosure of such compensation. Several state Attorneys General and other regulatory agencies have entered into settlement agreements with a number of large insurance producers and at least one major property and casualty insurance carrier. Among other things, these settlements prohibit those parties from accepting or paying, as applicable, compensation in the form of contingent commissions for some or all lines of business. In addition, a number of states have announced that they are looking at compensation arrangements and considering regulatory action or reform in this area. The rules that would be imposed if these actions or reforms were adopted range in nature from disclosure requirements to prohibition of certain forms of compensation to imposition of new duties on insurance agents, brokers and/or carriers in dealing with customers. A small number of states have enacted compensation disclosure rules; however, in the majority of states, these proposals are still being developed. The Corporation cannot predict the potential impact of the foregoing on its business. For additional information see the Property and Casualty Insurance — Regulatory Developments section of MD&A.

      Legislative and judicial developments pertaining to asbestos and toxic waste exposures are discussed in the Property and Casualty Insurance — Loss Reserves section of MD&A.

Real Estate

      The Corporation’s wholly owned subsidiary, Bellemead Development Corporation (Bellemead), and its subsidiaries are involved in commercial development activities primarily in New Jersey and residential development activities primarily in central Florida. Additional information related to the Corporation’s real estate operations is included in the Corporate and Other — Real Estate section of MD&A.

Chubb Financial Solutions

      Chubb Financial Solutions (CFS) was organized in 2000 to develop and provide customized risk-financing services through both the capital and insurance markets. CFS’s non-insurance business was primarily structured credit derivatives, principally as a counterparty in portfolio credit default swaps. In the second quarter of 2003, the Corporation implemented a plan to exit the credit derivatives business and is running off the financial products portfolio of CFS. Additional information related to CFS’s operations is presented in the Chubb Financial Solutions section of MD&A.

Item 1A.	Risk Factors

      The Corporation’s business is subject to a number of risks, including those described below, that could have a material effect on the Corporation’s results of operations, financial condition or liquidity and that could cause our operating results to vary significantly from period to period. References to “we,” “us” and “our” appearing in this Form 10-K under this heading should be read to refer to the Corporation.

If our property and casualty loss reserves are insufficient, our results could be adversely affected.

      The process of establishing loss reserves is complex and imprecise as it must take into consideration many variables that are subject to the outcome of future events. As a result, informed subjective estimates and judgments as to our ultimate exposure to losses are an integral component of our loss reserving process. Variations between our loss reserve estimates and the actual emergence of losses could be material and could have a material adverse effect on our results of operations.

      A further discussion of the risk factors related to our property and casualty loss reserves is presented in the Property and Casualty Insurance-Loss Reserves section of MD&A.

The effects of emerging claim and coverage issues on our business are uncertain.

      We price and establish the terms and conditions of policies based upon an intended scope of policy coverage. However, as industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until some time after we have issued the insurance policies that are affected by the changes. As a result, the full extent of liability under our insurance policies may not be known for many years after the policies are issued. Emerging claim and coverage issues could have an adverse effect on our results of operations and financial condition.

Catastrophe losses could materially reduce our profitability.

      As a property and casualty insurance holding company, our insurance operations expose us to claims arising out of catastrophes. Catastrophes can be caused by various natural perils, including hurricanes and other windstorms, earthquakes, winter storms and brush fires. Catastrophes can also be man-made, such as a terrorist attack. The frequency and severity of catastrophes are inherently unpredictable. It is possible that both the frequency and severity of natural and man-made catastrophic events will increase.

      The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to relatively small geographic areas; however, hurricanes and earthquakes may produce significant damage in larger areas, especially those that are heavily populated. Claims resulting from natural or man-made catastrophic events could cause substantial volatility in our financial results for any fiscal quarter or year and could materially reduce our profitability or harm our financial condition. Our ability to write new business could also be affected. We believe that increases in the value and geographic concentration of insured property and the effects of inflation could increase the severity of claims from catastrophic events in the future. In addition, states have from time to time passed legislation that has the effect of limiting the ability of insurers to manage catastrophe risk, such as legislation prohibiting insurers from withdrawing from catastrophe-exposed areas.

      The occurrence of terrorist attacks in the geographic areas we serve could result in substantially higher claims under our insurance policies than we have anticipated. Private sector catastrophe reinsurance for terrorism losses is generally unavailable, especially for acts of terrorism involving nuclear, biological, chemical or radiological weapons. In addition, the continued threat of terrorism also could generally result in increased reinsurance prices and potentially cause us to retain more risk than we otherwise would retain if we were able to obtain reinsurance at lower prices. Terrorist attacks also could disrupt our operations centers in the U.S. or abroad. As a result, it is possible that any, or a combination of all, of these factors could have a material adverse effect on our business, results of operations, financial condition or liquidity.

      A further discussion on the risk factors related to catastrophes is presented in the Property and Casualty Insurance — Catastrophe Risk Management section of MD&A.

The failure of the risk mitigation strategies we utilize could have a material adverse effect on our financial condition or results of operations.

      We utilize a number of strategies to mitigate our risk exposure, such as:

•	engaging in vigorous underwriting;

•	carefully evaluating terms and conditions of our policies;

•	focusing on our risk aggregations by geographic zones, industry type, credit exposure and other bases; and

•	ceding reinsurance.

However, there are inherent limitations in all of these tactics and no assurance can be given that an event or series of unanticipated events will not result in loss levels in excess of our probable maximum loss models, which could have a material adverse effect on our financial condition or results of operations.

The availability of reinsurance coverage and our inability to collect amounts due from reinsurers could have a material adverse effect on our financial condition or results of operations.

      The availability and cost of reinsurance are subject to prevailing market conditions. In recent years, for certain coverages, we have elected not to renew reinsurance treaties that we believed were no longer economical. We have also increased the amount of the risk we retain in many of the treaties that we have renewed. Accordingly, our net exposure to liability has increased, which, in turn, could have a material adverse effect on our financial condition or results of operations.

      With respect to reinsurance coverages we have purchased, our ability to recover amounts due from reinsurers may be affected by the creditworthiness and willingness to pay of the reinsurers from whom we have purchased coverage. The inability or unwillingness of any of our reinsurers to meet their obligations to us could have a material adverse effect on our results of operations.

Cyclicality of the property and casualty insurance industry may cause fluctuations in our results.

      The property and casualty insurance business historically has been cyclical, experiencing periods characterized by intense price competition, relatively low premium rates and less restrictive underwriting standards followed by periods of relatively low levels of competition, high premium rates and more selective underwriting standards. We expect this cyclicality to continue. The periods of intense price competition in the cycle could adversely affect our financial condition, profitability or cash flows.

      A number of factors, including many that are volatile and unpredictable, can have a significant impact on cyclical trends in the property and casualty insurance industry and the industry’s profitability. These factors include:

•	an apparent trend of courts to grant increasingly larger awards for certain damages;

•	catastrophic hurricanes, windstorms, earthquakes and other natural disasters, as well as the occurrence of man-made disasters (e.g., a terrorist attack);

•	availability, price and terms of reinsurance;

•	fluctuations in interest rates;

•	changes in the investment environment that affect market prices of and income and returns on investments; and

•	inflationary pressures that may tend to affect the size of losses experienced by insurance companies.

We cannot predict whether or when market conditions will improve, remain constant or deteriorate. Negative market conditions may impair our ability to write insurance at rates that we consider appropriate relative to the risk assumed. If we cannot write insurance at appropriate rates, our ability to transact business would be materially and adversely affected.

A downgrade in our ratings could adversely impact the competitive positions of our operating businesses.

      Ratings can be an important factor in establishing our competitive position in the insurance markets. There can be no assurance that our ratings will continue for any given period of time or that they will not be changed. If our credit ratings were downgraded in the future, we could incur higher borrowing costs and may have more limited means to access capital. In addition, a downgrade in our financial strength ratings could adversely affect the competitive positions of our insurance operations, including a possible reduction in demand for our products in certain markets.

Our businesses are heavily regulated, and changes in regulation may reduce our profitability and limit our growth.

      Our insurance subsidiaries are subject to extensive regulation and supervision in the jurisdictions in which they conduct business. This regulation is generally designed to protect the interests of policyholders, and not necessarily the interests of insurers, their shareholders and other investors. The regulation relates to authorization for lines of business, capital and surplus requirements, investment limitations, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, premium rates and a variety of other financial and nonfinancial components of an insurance company’s business.

      Virtually all states in which we operate require us, together with other insurers licensed to do business in that state, to bear a portion of the loss suffered by some insureds as the result of impaired or insolvent insurance companies. In addition, in various states, our insurance subsidiaries must participate in mandatory arrangements to provide various types of insurance coverage to individuals or other entities that otherwise are unable to purchase that coverage from private insurers. The effect of these and similar arrangements could reduce our profitability in any given period or limit our ability to grow our business.

      In recent years, the state insurance regulatory framework has come under increased scrutiny, including scrutiny by federal officials, and some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Further, the NAIC and state insurance regulators are continually reexamining existing laws and regulations, specifically focusing on modifications to statutory accounting principles, interpretations of existing laws and the development of new laws and regulations. Any proposed or future legislation or NAIC initiatives, if adopted, may be more restrictive on our ability to conduct business than current regulatory requirements or may result in higher costs.

The property and casualty insurance industry is the subject of a number of investigations by state and federal authorities in the U.S., as well as by regulators in jurisdictions outside the U.S. We cannot predict the outcome of these investigations or the impact on our business or financial results.

      As part of the ongoing investigations of market practices in the property and casualty insurance industry involving the payment of contingent commissions to brokers and agents, we have received subpoenas and requests for information from the Attorneys General of several states, as well as from various other regulatory agencies. We also have received subpoenas and requests for information as part of investigations by several state and federal regulators and enforcement agencies, including the U.S. Securities and Exchange Commission and the U.S. Attorney for the Southern District of New York, relating to certain loss mitigation and finite reinsurance products. In addition, we have received and responded to similar regulatory inquiries in Canada, the United Kingdom and elsewhere. We may receive additional subpoenas and other information requests from Attorneys General or other regulatory agencies regarding similar issues. We are cooperating, and intend to continue to cooperate, fully with these investigations. Although no regulatory action has been initiated against the Corporation, it is possible that one or more regulatory agencies may pursue an action against the Corporation in the future on the issues currently under investigation or on similar issues. We cannot predict the ultimate outcome of these investigations or the impact on our business or results of operations.

Intense competition for our products could harm our ability to maintain or increase our profitability and premium volume.

      The property and casualty insurance industry is highly competitive. We compete not only with other stock companies but also with mutual companies, other underwriting organizations and alternative risk sharing mechanisms. We compete for business not only on the basis of price, but also on the basis of financial strength, availability of coverage desired by customers and quality of service, including claim adjustment service. We may have difficulty in continuing to compete successfully on any of these bases in the future.

      If competition limits our ability to write new business at adequate rates, our future results of operations would be adversely affected.

We are dependent on a network of independent insurance brokers and agents to distribute our products.

      We generally do not use salaried employees to promote and distribute our insurance products. Instead, we rely on a large network of independent brokers and agents. Accordingly, our business is dependent on the willingness of these brokers and agents to recommend our products to their customers. We have agreements in place with insurance agents and brokers under which we agree to pay commissions that are contingent on the volume and/or the profitability of business placed with us. The relationship between insurance carriers and brokers and agents has come under increasing scrutiny by state regulators, which may affect the manner in which we can interact with and compensate our distribution network in the future. For example, since the New York Attorney General’s Office filed a civil complaint against Marsh & McLennan Companies, Inc. and Marsh, Inc. on October 14, 2004, several major brokers and some agents and, in at least one case, a major property and casualty insurance carrier have announced that they have discontinued the acceptance or payment, as applicable, of contingent commissions for some or all lines of business. Other industry participants may make similar, or different, determinations in the future. In addition, legislative, regulatory, business or other developments may require changes to market practices relative to contingent commissions. Changes to the manner in which we interact with and compensate insurance brokers and agents could have a material adverse impact on our ability to renew business or write new business, which, in turn, could have a material adverse impact on our results of operations.

Payment of obligations under surety bonds could adversely affect our future operating results.

      The surety business tends to be characterized by infrequent but potentially high severity losses. The majority of our surety obligations are intended to be performance-based guarantees. When losses occur, they may be mitigated, at times, by the customer’s balance sheet, contract proceeds, collateral and bankruptcy recovery.

      We have substantial commercial and construction surety exposure for current and prior customers. In that regard, we have exposures related to surety bonds issued on behalf of companies that have experienced or may experience deterioration in creditworthiness. If the economy were to worsen and impact any of these companies or if the financial results of these companies were otherwise adversely affected, we may experience an increase in filed claims and may incur high severity losses, which could have a material adverse effect on our future results of operations.

The inability of our insurance subsidiaries to pay dividends in sufficient amounts would harm our ability to meet our obligations and to pay future dividends.

      As a holding company, Chubb relies primarily on dividends from its insurance subsidiaries to meet its obligations for payment of interest and principal on outstanding debt obligations and to pay dividends to shareholders. The ability of our insurance subsidiaries to pay dividends in the future will depend on their statutory surplus, on earnings and on regulatory restrictions. We are subject to regulation by some states as an insurance holding company system. Such regulation generally provides that transactions between companies within the holding company system must be fair and equitable. Transfers of assets among affiliated companies, certain dividend payments from insurance subsidiaries and certain material transactions between companies within the system may be subject to prior notice to, or prior approval by, state regulatory authorities. The ability of our insurance subsidiaries to pay dividends is also restricted by regulations that set standards of solvency that must be met and maintained, the nature of and limitations on investments and the nature of and limitations on dividends to shareholders. These regulations may affect Chubb’s insurance subsidiaries’ ability to provide Chubb with dividends.

Item 1B.  Unresolved Staff Comments

      None.

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

Item 3.  Legal Proceedings

      As previously disclosed, beginning in December 2002, Chubb Indemnity was named in a series of actions commenced by various plaintiffs against Chubb Indemnity and other non-affiliated insurers in the District Courts in Nueces, Travis and Bexar Counties in Texas. The plaintiffs generally allege that Chubb Indemnity and the other defendants breached duties to asbestos product end-users and conspired to conceal risks associated with asbestos exposure. The plaintiffs seek to impose liability on insurers directly. The plaintiffs seek unspecified monetary damages and punitive damages. Pursuant to the asbestos reform bill passed by the Texas legislature in May 2005, these actions were transferred to the Texas state asbestos Multidistrict Litigation on December 1, 2005. Chubb Indemnity is vigorously defending all of these actions and has been successful in getting a number of them dismissed through summary judgment, special exceptions, or voluntary withdrawal by the plaintiff.

      Beginning in June 2003, Chubb Indemnity was also named in a number of similar cases in Cuyahoga, Mahoning, and Trumbull Counties in Ohio. The allegations and the damages sought in the Ohio actions are substantially similar to those in the Texas actions. In May 2005, the Ohio Court of Appeals sustained the trial court’s dismissal of a group of nine cases for failure to state a claim. Following the appellate court’s decision, Chubb Indemnity and other non-affiliated insurers were dismissed from the remaining cases filed in Ohio, except for a single case which had been removed to federal court and transferred to the federal asbestos Multidistrict Litigation. There has been no activity in that case since its removal.

      As previously disclosed, as part of ongoing investigations of market practices in the insurance industry, in particular contingent commissions and loss mitigation and finite reinsurance arrangements, Chubb and certain of its subsidiaries have received subpoenas and other information requests from the Attorneys General and insurance regulators of several states, as well as from several foreign regulatory authorities, the U.S. Securities and Exchange Commission and the U.S. Attorney for the Southern District of New York. Officials from other jurisdictions may initiate investigations into similar matters and, because the Corporation operates throughout the United States and in many jurisdictions outside the United States, the Corporation may receive additional subpoenas and requests for information in connection with such inquiries. The Corporation is cooperating, and intends to continue to cooperate, fully in such investigations.

      Purported class actions arising out of the aforementioned investigations into market practices in the property and casualty insurance industry involving the payment of contingent commissions to brokers and agents have been filed in a number of state and federal courts. As previously disclosed, on August 1, 2005, Chubb and certain of its subsidiaries were named in a putative class action entitled In re Insurance Brokerage Antitrust Litigation in the U.S. District Court for the District of New Jersey. This action, brought against several brokers and insurers on behalf of a class of persons who purchased insurance through the broker defendants, asserts claims under the Sherman Act and state law and the Racketeer Influenced and Corrupt Organizations Act (“RICO”) arising from the unlawful use of contingent commission agreements. The complaint seeks treble damages, injunctive and declaratory relief, and attorneys’ fees. Chubb has also been named in two purported class actions in state court relating to allegations of unlawful use of contingent commission arrangements. The first was filed on February 16, 2005 in Seminole County, Florida. In October 2005, the Judicial Panel on Multidistrict Litigation issued an order transferring this case to the U.S. District Court for the District of New Jersey for consolidation with the In re Insurance Brokerage Antitrust Litigation. The second was filed on May 17, 2005 in Essex County, Massachusetts. In October 2005, the Judicial Panel on Multidistrict Litigation issued a Conditional Transfer Order conditionally transferring the case to the U.S. District Court for the District of New Jersey for consolidation with the In re Insurance Brokerage Antitrust Litigation. The plaintiff and one of Chubb’s unaffiliated co-defendants have filed motions to vacate the Conditional Transfer Order. Those motions have not yet been decided. In December 2005, Chubb and certain of its subsidiaries were named in an action similar to the In re Insurance Brokerage Antitrust Litigation. The action is pending in the same court and has been assigned to the judge who is presiding over the In re Insurance Brokerage Antitrust Litigation. The complaint has not yet been served in this matter. In these actions, the plaintiffs generally allege that the defendants unlawfully used contingent commission agreements. The actions seek unspecified damages and attorneys’ fees. The Corporation believes it has substantial defenses to all of the aforementioned lawsuits and intends to defend the actions vigorously.

      It is reasonable to expect that, in the ordinary course of business, the Corporation may be involved in additional state litigation of this sort.

      Information regarding certain litigation to which the P&C Group is a party is included in the Property and Casualty Insurance — Loss Reserves section of MD&A.

      Chubb and its subsidiaries are also defendants in various lawsuits arising out of their businesses. It is the opinion of management that the final outcome of these matters will not materially affect the consolidated financial condition of the registrant.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the shareholders during the quarter ended December 31, 2005.

Executive Officers of the Registrant

		Year of
	Age(a)	Election(b)

John D. Finnegan, Chairman, President and Chief Executive Officer	57	2002
Maureen A. Brundage, Executive Vice President and General Counsel	49	2005
Robert C. Cox, Executive Vice President of Chubb & Son, a division of Federal	47	2003
John J. Degnan, Vice Chairman and Chief Administrative Officer	61	1994
Paul J. Krump, Executive Vice President of Chubb & Son, a division of Federal	46	2001
Michael J. Marchio, Executive Vice President of Chubb & Son, a division of Federal	58	2002
Andrew A. McElwee, Jr., Executive Vice President of Chubb & Son, a division of Federal	51	1997
Thomas F. Motamed, Vice Chairman and Chief Operating Officer	57	1997
Dino Robusto, Executive Vice President of Chubb & Son, a division of Federal	47	2006
Michael O’Reilly, Vice Chairman and Chief Financial Officer	62	1976
Henry B. Schram, Senior Vice President	59	1985

                         (a) Ages listed above are as of April 25, 2006.

                         (b) Date indicates year first elected or designated as an executive officer.

      All of the foregoing officers serve at the pleasure of the Board of Directors of the Corporation and have been employees of the Corporation for more than five years except for Mr. Finnegan and Ms. Brundage.

      Before joining the Corporation in 2002, Mr. Finnegan was Executive Vice President of General Motors Corporation and Chairman, President and Chief Executive Officer of General Motors Acceptance Corporation (GMAC). Previously, he had also served as President, Vice President and Group Executive of GMAC.

      Before joining the Corporation in 2005, Ms. Brundage was a partner in the law firm of White & Case LLP, where she headed the securities practice in New York and co-chaired its global securities practice.

PART II.

Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters

      The common stock of Chubb is listed and principally traded on the New York Stock Exchange (NYSE) under “CB”. The following are the high and low closing sale prices as reported on the NYSE Composite Tape and the quarterly dividends declared per share for each quarter of 2005 and 2004.

	2005

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Common stock prices
High	$80.95	$86.28	$90.61	$98.13
Low	73.34	77.02	85.44	83.86
Dividends declared	.43	.43	.43	.43

	2004

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Common stock prices
High	$73.66	$72.07	$71.37	$77.00
Low	66.59	66.35	64.00	64.80
Dividends declared	.39	.39	.39	.39

      At February 28, 2006, there were approximately 5,200 common shareholders of record.

      The declaration and payment of future dividends to Chubb’s shareholders will be at the discretion of Chubb’s Board of Directors and will depend upon many factors, including the Corporation’s operating results, financial condition and capital requirements, and the impact of regulatory constraints discussed in Note (18)(f) of the Notes to Consolidated Financial Statements.

      The following table summarizes Chubb’s stock repurchased each month in the quarter ended December 31, 2005.

			Total Number of	Maximum Number of
	Total		Shares Purchased as	Shares that May Yet Be
	Number of		Part of Publicly	Purchased Under
	Shares	Average Price	Announced Plans or	the Plans or
Period	Purchased(a)	Paid Per Share	Programs	Programs(b)

October 2005	—	$—	—	3,287,100
November 2005	—	—	—	3,287,100
December 2005	1,393,900	96.81	1,393,900	12,606,100

(a)	The stated amounts exclude 69,463 shares, 40,250 shares and 8,731 shares delivered to Chubb during the months of October 2005, November 2005 and December 2005, respectively, by employees of the Corporation in connection with the Corporation’s stock-based employee compensation plans.

(b)	On December 8, 2005, the Board of Directors replaced an existing share repurchase program with a new program, which authorized the repurchase of up to 14,000,000 shares of common stock. The authorization has no expiration date.

      On March 3, 2006, the Board of Directors approved a two-for-one stock split payable to shareholders of record on March 31, 2006. The share and per share amounts in this Annual Report have not been adjusted to reflect the stock split.

Item 6.  Selected Financial Data

	2005	2004	2003	2002		2001

	(in millions except for per share amounts)
FOR THE YEAR
Revenues
Property and Casualty Insurance
Premiums Earned	$12,176.0	$11,635.7	$10,182.5	$8,085.3		$6,656.4
Investment Income	1,342.3	1,207.0	1,082.9	952.2		914.7
Corporate and Other	180.5	116.3	44.2	68.9		182.1
Realized Investment Gains	383.5	218.2	84.4	33.9		.8

Total Revenues	$14,082.3	$13,177.2	$11,394.0	$9,140.3		$7,754.0

Income
Property and Casualty Insurance
Underwriting Income (Loss)(a)	$920.6 (e)	$846.1 (c)	$104.5	$(625.9	)(b)	$(903.5	)(b)(c)
Investment Income	1,315.3	1,184.3	1,058.4	929.4		902.6
Other Charges	(.6)	(4.7)	(29.5)	(25.3)		(52.3)

Property and Casualty Insurance Income (Loss)	2,235.3	2,025.7	1,133.4	278.2		(53.2)
Chubb Financial Solutions Non-Insurance Business	(6.2)	(17.2)	(126.9)	(69.8)		9.2
Corporate and Other	(165.6)	(158.5)	(157.3)	(73.9)		(22.8)
Realized Investment Gains	383.5	218.2	84.4	33.9		.8

Income (Loss) Before Income Tax	2,447.0	2,068.2	933.6	168.4		(66.0)
Federal and Foreign Income Tax (Credit)	621.1	519.8	124.8 (d)	(54.5	)(d)	(177.5)

Net Income	$1,825.9	$1,548.4	$808.8	$222.9		$111.5

Per Share
Net Income	$8.94	$8.01	$4.46	$1.29		$.63
Dividends Declared on Common Stock	1.72	1.56	1.44	1.40		1.36
AT DECEMBER 31
Total Assets	$48,060.7	$44,260.3	$38,360.6	$34,080.9		$29,415.5
Long Term Debt	2,467.3	2,813.7	2,813.9	1,959.1		1,351.0
Total Shareholders’ Equity	12,407.0	10,126.4	8,522.0	6,825.7		6,491.8
Book Value Per Share	59.36	52.55	45.33	39.87		38.17

(a)	Underwriting income has been reduced by net losses of $35.0 million ($22.8 million after-tax or $0.11 per share) in 2005, $75.0 million ($48.8 million after-tax or $0.25 per share) in 2004, $250.0 million ($162.5 million after-tax or $0.90 per share) in 2003, $741.1 million ($481.7 million after-tax or $2.79 per share) in 2002 and $60.9 million ($39.6 million after-tax or $0.22 per share) in 2001 related to asbestos and toxic waste claims.

(b)	Underwriting income in 2001 has been reduced by net surety bond losses of $220.0 million ($143.0 million after-tax or $0.81 per share) related to the bankruptcy of Enron Corp. Underwriting income in 2002 has been increased by a reduction in net surety bond losses of $88.0 million ($57.2 million after-tax or $0.33 per share) resulting from the settlement of litigation related to Enron Corp.

(c)	Underwriting income in 2001 has been reduced by net costs of $635.0 million ($412.8 million after-tax or $2.35 per share) related to the September 11 attack. Underwriting income in 2004 has been increased by a reduction in net losses of $80.0 million ($52.0 million after-tax or $0.27 per share) related to the September 11 attack.

(d)	Federal and foreign income tax in 2002 included a $40.0 million ($0.23 per share) charge to establish a tax valuation allowance from not being able to recognize, for accounting purposes, certain U.S. tax benefits related to European losses. Federal and foreign income tax in 2003 included a $40.0 million ($0.22 per share) credit for the reversal of the tax valuation allowance established in 2002.

(e)	Underwriting income in 2005 has been reduced by net costs of $462.2 million ($300.4 million after-tax or $1.47 per share) related to Hurricane Katrina.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Management’s discussion and analysis of financial condition and results of operations address the financial condition of the Corporation as of December 31, 2005 compared with December 31, 2004 and the results of operations for each of the three years in the period ended December 31, 2005. This discussion should be read in conjunction with the consolidated financial statements and related notes and the other information contained in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

      Certain statements in this document are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 (PSLRA). These forward-looking statements are made pursuant to the safe harbor provisions of the PSLRA and include statements regarding expectations as to the impact of future catastrophes on our financial condition and results of operations; the cost and availability of reinsurance in 2006; our loss reserve estimates and reinsurance recoverables, including our estimated gross and net losses from Hurricane Katrina; the impact of the 2005 hurricanes on the commercial insurance marketplace; competition and growth estimates; the impact of regulatory investigations and developments on our business; the number and severity of surety-related claims; our plans for exiting the reinsurance assumed business; our expected income stream from the transaction with Harbor Point Limited; the impact of asbestos liability developments; estimates with respect to our CFS credit derivatives exposure; and the possible recognition of additional impairment losses if real estate is not sold or does not perform as contemplated and the effect thereof on our results of operations. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. These statements are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties, which include, among others, those discussed or identified from time to time in our public filings with the Securities and Exchange Commission and those associated with:

•	global political conditions and the occurrence of terrorist attacks, including any nuclear, biological, chemical or radiological events;

•	the effects of the outbreak or escalation of war or hostilities;

•	premium pricing and profitability or growth estimates overall or by lines of business or geographic area, and related expectations with respect to the timing and terms of any required regulatory approvals;

•	adverse changes in loss cost trends;

•	the ability to retain existing business;

•	our expectations with respect to cash flow projections and investment income and with respect to other income;

•	the adequacy of loss reserves, including:

•	our expectations relating to reinsurance recoverables;

•	the effects of proposed asbestos liability legislation, including the impact of claims patterns arising from the possibility of legislation and those that may arise if legislation is not passed;

•	our estimates relating to ultimate asbestos liabilities;

•	the impact from the bankruptcy protection sought by various asbestos producers and other related businesses;

•	the willingness of parties, including us, to settle disputes;

•	developments in judicial decisions or regulatory or legislative actions relating to coverage and liability for asbestos, toxic waste and mold claims;

•	development of new theories of liability;

•	the availability and cost of reinsurance coverage;

•	the occurrence of significant weather-related or other natural or human-made disasters, particularly in locations where we have concentrations of risk;

•	the impact of economic factors on companies on whose behalf we have issued surety bonds, and in particular, on those companies that have filed for bankruptcy or otherwise experienced deterioration in creditworthiness;

•	the effects of disclosures by, and investigations of, public companies relating to possible accounting irregularities, practices in the financial services industry and other corporate governance issues, including:

•	the effects on the capital markets and the markets for directors and officers and errors and omissions insurance;

•	claims and litigation arising out of actual or alleged accounting or other corporate malfeasance by other companies;

•	claims and litigation arising out of practices in the financial services industry;

•	legislative or regulatory proposals or changes;

•	the effects of investigations into market practices, in particular contingent commissions and loss mitigation and finite reinsurance arrangements, in the U.S. property and casualty insurance industry and related settlements, industry reform and any legal or regulatory proceedings arising therefrom;

•	the impact of legislative and regulatory developments on our business, including those relating to terrorism and large-scale catastrophes;

•	any downgrade in our claims-paying, financial strength or other credit ratings;

•	the ability of our subsidiaries to pay us dividends;

•	general economic and market conditions including:

•	changes in interest rates, market credit spreads and the performance of the financial markets;

•	the effects of inflation;

•	changes in domestic and foreign laws, regulations and taxes;

•	changes in competition and pricing environments;

•	regional or general changes in asset valuations;

•	the inability to reinsure certain risks economically;

•	changes in the litigation environment; and

•	our ability to implement management’s strategic plans and initiatives.

      The Corporation assumes no obligation to update any forward-looking information set forth in this document, which speak as of the date hereof.

CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS

      The consolidated financial statements include amounts based on informed estimates and judgments of management for transactions that are not yet complete. Such estimates and judgments affect the reported amounts in the financial statements. Those estimates and judgments that were most critical to the preparation of the financial statements involved the determination of loss reserves and the recoverability of related reinsurance recoverables, the fair value of future obligations under financial products contracts and the recoverability of the carrying value of real estate properties. These estimates and judgments, which are discussed within the following analysis of our results of operations, require the use of assumptions about matters that are highly uncertain and therefore are subject to change as facts and circumstances develop. If different estimates and judgments had been applied, materially different amounts might have been reported in the financial statements.

EXECUTIVE OVERVIEW

      The following highlights do not address all of the matters covered in the other sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations or contain all of the information that may be important to Chubb’s shareholders or the investing public. This overview should be read in conjunction with the other sections of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Net income was $1,826 million in 2005 compared with $1,548 million in 2004 and $809 million in 2003. The increase in net income in 2005 was driven by increases in both underwriting and investment income in our property and casualty insurance business.

•	Underwriting results in 2005 were adversely affected by pre-tax costs of $462 million related to Hurricane Katrina, including estimated net losses of $403 million and net reinsurance reinstatement premium costs of $59 million. We also incurred a charge of about $45 million, included in our corporate segment, representing our share of the losses from Hurricane Katrina estimated by an insurer in which we have a minority interest.

•	Despite the impact of Hurricane Katrina, underwriting results were highly profitable in 2005 as they were in 2004, compared with modestly profitable results in 2003. Our combined loss and expense ratio was 92.3% in both 2005 and 2004 compared with 98.0% in 2003.

•	Premium growth was 2% in 2005 and 9% in 2004. Premiums in our insurance business grew 4% in 2005 and 8% in 2004. The lower growth in 2005 reflects our maintaining underwriting discipline in a more competitive market environment. Rates were generally stable, but were under competitive pressure in some classes of business. In our reinsurance assumed business, premiums decreased 21% in 2005 after increasing 16% in 2004. The decrease in 2005 was in line with our expectations as we had anticipated fewer attractive opportunities in the reinsurance market.

•	During 2005, we experienced overall unfavorable development of $163 million on loss reserves established as of the previous year end, due primarily to unfavorable development in the professional liability classes of business, principally errors and omissions liability, and in excess liability and certain other commercial liability classes, offset in part by favorable development in the property classes and in fidelity and surety.

•	Property and casualty investment income after taxes increased by 11% in 2005 and 13% in 2004.

•	In December 2005, we completed a transaction involving a new reinsurance company, Harbor Point Limited. As part of the transaction, we transferred our continuing reinsurance assumed business and certain related assets, including renewal rights, to Harbor Point. The transaction resulted in the recognition of a pre-tax realized investment gain of $171 million in 2005.

      A summary of our consolidated net income is as follows:

	Years Ended December 31

	2005	2004	2003

	(in millions)
Property and casualty insurance	$2,235	$2,026	$1,133
Chubb Financial Solutions non-insurance business	(6)	(17)	(127)
Corporate and other	(166)	(159)	(157)
Realized investment gains	384	218	85

Consolidated income before income tax	2,447	2,068	934
Federal and foreign income tax	621	520	125

Consolidated net income	$1,826	$1,548	$809

PROPERTY AND CASUALTY INSURANCE

      A summary of the results of operations of our property and casualty insurance business is as follows:

	Years Ended December 31

	2005	2004	2003

	(in millions)
Underwriting
Net premiums written	$12,283	$12,053	$11,068
Increase in unearned premiums	(107)	(417)	(885)

Premiums earned	12,176	11,636	10,183

Losses and loss expenses	7,813	7,321	6,867
Operating costs and expenses	3,436	3,516	3,356
Increase in deferred policy acquisition costs	(17)	(76)	(168)
Dividends to policyholders	23	29	23

Underwriting income	921	846	105

Investments
Investment income before expenses	1,342	1,207	1,083
Investment expenses	27	23	25

Investment income	1,315	1,184	1,058

Other charges	(1)	(4)	(30)

Property and casualty income before tax	$2,235	$2,026	$1,133

Property and casualty investment income after tax	$1,056	$949	$843

      Property and casualty income before tax in 2005 was higher than in 2004 which, in turn, was substantially higher than in 2003. Income in 2005 and 2004 benefited from highly profitable underwriting results. Underwriting income increased modestly in 2005 despite significantly higher catastrophe losses, primarily from Hurricane Katrina. Results in 2005 and 2004 also benefited from a significant increase in investment income.

      The profitability of the property and casualty insurance business depends on the results of both underwriting operations and investments. We view these as two distinct operations. The underwriting functions are managed separately from the investment function. Accordingly, in assessing our performance, we evaluate underwriting results separately from investment results.

Underwriting Operations

      We evaluate the underwriting results of our property and casualty insurance business in the aggregate and also for each of our separate business units.

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

Change in Reporting Format

      The reporting format for property and casualty underwriting results by business unit was changed in 2005 to more closely reflect the way the business is now managed. Prior year amounts have been reclassified to conform with the new presentation.

      The changes to the reporting format are as follows:

Personal Insurance

•	Valuable articles results, which had been included in other personal, are now included in homeowners.

•	Accident results, which had been included in other specialty, are now included in other personal.

Commercial Insurance

•	Commercial insurance results from our financial institutions business, which had been included in financial institutions results in specialty insurance, are now included in the appropriate commercial insurance lines.

Specialty Insurance

•	Executive protection results are now combined with the professional liability and financial fidelity results from our financial institutions business into a new professional liability line. Financial institutions results are no longer reported separately.

•	Surety results, which had been included in other specialty, are now reported separately within specialty insurance.

Reinsurance Assumed

•	Reinsurance assumed results, which had been included in other specialty, are now reported as a separate business unit.

     Underwriting Results

     Net Premiums Written

      Net premiums written amounted to $12.3 billion in 2005, an increase of 2% over 2004. An increase in premiums from our insurance business was partially offset by a decline in premiums from our reinsurance business. Net premiums written increased 9% in 2004 compared with 2003, reflecting increases in premiums from both our insurance and reinsurance businesses.

      Net premiums written by business unit were as follows:

	Years Ended December 31

		% Increase		% Increase
	2005	2005 vs. 2004	2004	2004 vs. 2003	2003

	(dollars in millions)
Personal insurance	$3,307	6%	$3,116	9%	$2,868
Commercial insurance	5,030	2	4,938	11	4,468
Specialty insurance	3,042	6	2,860	4	2,748

Total insurance	11,379	4	10,914	8	10,084
Reinsurance assumed	904	(21)	1,139	16	984

Total	$12,283	2	$12,053	9	$11,068

      Premiums from our insurance business grew 4% in 2005 and 8% in 2004. Premiums in 2005 reflected reinsurance reinstatement premium costs of $102 million related to Hurricane Katrina. Approximately 80% of our insurance premiums in 2005 were written in the United States. Insurance premiums in the U.S. grew by 3% in 2005 and 7% in 2004. Insurance premiums outside the U.S. grew 8% in 2005 and 12% in 2004. In local currencies, such growth was 6% and 4% in 2005 and 2004, respectively, reflecting the weakness of the U.S. dollar.

      We experienced modest premium growth in our insurance business in 2005. In a more competitive market environment, we maintained underwriting discipline by continuing to get acceptable rates and appropriate terms and conditions on business written. Rates were generally stable, but were under competitive pressure in some classes of business. We continued to retain a high percentage of our existing customers and to renew these accounts at adequate prices. In addition, while we continued to be selective, we found opportunities to write new business at acceptable rates. The premium growth in 2004 was largely the result of our retaining a higher percentage of our existing customers compared with the prior year and attracting new customers. We did get rate increases in 2004 on a significant portion of the business we wrote, although the size of such increases decelerated throughout the year.

      Reinsurance assumed premiums generated by Chubb Re decreased by 21% in 2005 after increasing by 16% in 2004. Premiums in 2005 included net reinstatement premium revenue of $43 million related to Hurricane Katrina. The premium decline in 2005 was in line with our expectations. As discussed below, we sold our ongoing reinsurance assumed business to Harbor Point Limited in December 2005.

Reinsurance Ceded

      Our premiums written are net of amounts ceded to reinsurers who assume a portion of the risk under the insurance policies we write that are subject to the reinsurance.

      Our overall reinsurance costs in 2004 were similar to those in 2003. We discontinued a casualty per risk treaty that responded primarily to excess liability exposures over $25 million. Underwriting actions we have taken in recent years resulted in a reduction in the number of such exposures, which we believe made this treaty no longer economical. Our professional liability per risk treaty was renewed with coverage similar to the prior year. On our property per risk treaty, our retention remained at $15 million. Our property catastrophe treaty for events in the United States was modified to increase our initial retention and to increase the reinsurance coverage at the top.

      Our overall reinsurance costs in 2005 were lower than those in 2004. We discontinued our professional liability per risk treaty. Underwriting actions we have taken in recent years have resulted in lower average limits on those large risks we write, which we believe made this treaty no longer economical. On our casualty clash treaty, which operates like a catastrophe treaty, we increased our retention from $50 million to $75 million. This treaty now provides $125 million of coverage in excess of $75 million per insured event. We did not renew a high excess surety per risk treaty as we believe the cost was not justified. On our commercial property per risk treaty, our retention remained at

$15 million. This treaty provides $435 million of coverage per risk in excess of our retention. Our property catastrophe treaty for events in the United States was modified to increase the coverage in the northeastern part of the country by $100 million. The program now provides coverage of approximately 85% of losses (net of recoveries from other available reinsurance) between $250 million and $1.25 billion, with additional coverage of 80% of losses between $1.25 billion and $1.6 billion in the northeastern part of the country. Our property catastrophe treaty for events outside the United States was modified to increase our retention from $25 million to $50 million. This treaty now provides coverage of 90% of losses between $50 million and $250 million. Our property reinsurance treaties generally contain terrorism exclusions for acts perpetrated by foreign terrorists. Since September 2001, we have changed our underwriting protocols to address terrorism and the limited availability of terrorism reinsurance.

      Our 2006 reinsurance program has not been finalized. Our casualty clash treaty was extended through March 31, 2006 under its current terms. Our property reinsurance program renews on April 1. As a result of the substantial losses suffered by reinsurers from the catastrophes in the latter half of 2005, we are anticipating significant price increases on our property catastrophe treaties and our commercial property per risk treaty. The final structure and amount of coverage purchased will be determinants of our cost for these treaties. In addition, the availability of reinsurance for certain coverages, such as terrorism, will continue to be limited and expensive in 2006.

Profitability

      Underwriting results in 2005 and 2004 were highly profitable compared with modestly profitable results in 2003. The combined loss and expense ratio for our overall property and casualty business was as follows:

	Years Ended December 31

	2005	2004	2003

Loss ratio	64.3%	63.1%	67.6%
Expense ratio	28.0	29.2	30.4

Combined ratio	92.3%	92.3%	98.0%

      The loss ratio was modestly higher in 2005 than in 2004 due to higher catastrophe losses, primarily from Hurricane Katrina. The loss ratio improved in 2004 compared with the prior year, reflecting the favorable experience resulting from our disciplined underwriting in recent years as well as substantially lower incurred losses related to asbestos claims.

      Our estimated net losses from Hurricane Katrina were $403 million and we incurred $59 million of net reinsurance reinstatement premium costs related to the hurricane. In our insurance business, we incurred net losses of $335 million as well as reinstatement premium costs of $102 million, for an aggregate cost of $437 million. In our reinsurance assumed business, we incurred net losses of $68 million and recognized net reinstatement premium revenue of $43 million, for a net cost of $25 million.

      We estimate that our gross losses from Hurricane Katrina were about $1.2 billion. Almost all of the losses were from property exposure and business interruption claims. Our net losses of $403 million were significantly lower than the gross amount due to a property per risk treaty that limited our net loss per risk and our property catastrophe treaty. We still have about $400 million of reinsurance available for this event under our catastrophe treaty if our gross losses were higher than our current estimate. Therefore, while it is possible that our estimate of ultimate losses related to Hurricane Katrina may change in the future, we do not expect that any such change would have a material effect on the Corporation’s consolidated financial condition or liquidity.

      Our total net catastrophe losses in 2005 were $630 million and related net reinsurance reinstatement premium costs were $59 million. The aggregate impact accounted for 5.5 percentage points of the loss ratio. Losses from catastrophes were $270 million in 2004, which represented 2.3 percentage points of the loss ratio, and $294 million or 2.9 percentage points in 2003. The 2004 catastrophe loss amount reflects an $80 million reduction in loss reserves related to the September 11, 2001 attack, which reduced the impact of catastrophes on the loss ratio for the year by 0.7 of a percentage point. Other than the reinsurance recoverable related to Hurricane Katrina, we did not have any recoveries from our catastrophe reinsurance program during the three year period because there were no other individual catastrophes for which our losses exceeded our initial retention under the program.

      Incurred losses related to asbestos claims were $35 million in 2005, $75 million in 2004 and $250 million in 2003, which represented 0.3, 0.6 and 2.5 percentage points, respectively, of the loss ratio.

      Our expense ratio improved in 2004 and again in 2005. The lower expense ratio in 2004 was due to premiums written growing at a higher rate than overhead expenses, as we made progress in reducing our expense structure, and to lower contingent commission expenses.

      The decrease in contingent commissions in 2004 was due to two factors that reduced producer compensation. First, we did not pay contingent commissions in the fourth quarter to those large brokers who elected to terminate such arrangements before year end. Second, the slowdown of premium growth in the second half of the year resulted in lower compensation to other producers whose commissions, in part, were contingent on the volume of business placed with us.

      The decrease in the expense ratio in 2005 was due to lower contingent commission expenses and, to a lesser extent, flat overhead expenses compared with 2004, as we continued to make progress in reducing our cost structure through outsourcing and other initiatives, and the discontinuation of a professional liability per risk reinsurance treaty, which resulted in an increase in net premiums written without a commensurate increase in expenses.

     Review of Underwriting Results by Business Unit

Personal Insurance

      Net premiums from personal insurance, which represented 27% of the premiums written by our property and casualty subsidiaries in 2005, increased by 6% in 2005 compared with a 9% increase in 2004. Net premiums written for the classes of business within the personal insurance segment were as follows:

	Years Ended December 31

		% Increase		% Increase
	2005	2005 vs. 2004	2004	2004 vs. 2003	2003

	(dollars in millions)
Automobile	$645	2%	$629	7%	$590
Homeowners	2,104	8	1,951	10	1,777
Other	558	4	536	7	501

Total personal	$3,307	6	$3,116	9	$2,868

      In both 2005 and 2004, premium growth was driven by our homeowners business. The growth in our homeowners business in both years was due to increased insurance-to-value and, to a lesser extent, higher rates. The in-force policy count for this class had minimal growth in both years. Homeowners premiums in 2005 were reduced by reinsurance reinstatement premium costs of $17 million related to Hurricane Katrina. The low growth in our personal automobile business in 2005 was due to our maintaining underwriting discipline in a more competitive marketplace. Growth in our other personal business, which includes insurance for excess liability, yacht and accident coverages, was lower in 2005 than in the prior year. This was attributable to lower premiums in our U.S. accident business due to increased competition and the culling of our health care business.

      Our personal insurance business produced profitable underwriting results in each of the last three years. Overall results have shown substantial improvement in each succeeding year, driven largely by our homeowners results. The combined loss and expense ratios for the classes of business within the personal insurance segment were as follows:

	Years Ended December 31

	2005	2004	2003

Automobile	95.3%	93.3%	98.9%
Homeowners	81.2	91.3	98.8
Other	96.2	96.0	91.0

Total personal	86.6%	92.5%	97.4%

      Homeowners results were profitable in each of the last three years and showed significant improvement in 2004 and again in 2005. The improvement was largely the result of better pricing and a reduction in water damage losses primarily through contract wording changes related to mold damage and loss remediation measures that we have implemented over the past few years. Results in 2005 also benefited from lower catastrophe losses. The impact of catastrophes accounted for 9.8 percentage points of the combined loss and expense ratio for this class in 2005 compared with 12.6 percentage points in 2004 and 11.2 percentage points in 2003.

      Our personal automobile results were profitable in each of the past three years. Results in 2005 were slightly less profitable than in 2004 due to reserve strengthening in the liability component related to prior accident years. The improvement in 2004 was due to lower claim frequency and stable loss severity as well as modest rate increases.

      Other personal business produced profitable results in each of the past three years. Results in 2005 and 2004 were less profitable than those in 2003 due to higher losses in the excess liability and yacht components in both years. The yacht losses in 2005 were primarily related to catastrophes. Our accident business was profitable in all three years.

Commercial Insurance

      Net premiums from commercial insurance, which represented 41% of our total writings in 2005, increased by 2% in 2005 compared with an 11% increase in 2004. Net premiums written for the classes of business within the commercial insurance segment were as follows:

	Years Ended December 31

		% Increase		% Increase
	2005	2005 vs. 2004	2004	2004 vs. 2003	2003

	(dollars in millions)
Multiple peril	$1,286	(1)%	$1,302	10%	$1,188
Casualty	1,755	4	1,682	14	1,476
Workers’ compensation	930	5	881	18	749
Property and marine	1,059	(1)	1,073	2	1,055

Total commercial	$5,030	2	$4,938	11	$4,468

      Growth in 2004 occurred in all segments of this business but was particularly strong in the workers’ compensation and casualty classes. The premium growth was due in large part to higher rates as well as an increase in our in-force policy count. However, as expected, the level of rate increases declined throughout 2004 as we experienced more competition in the marketplace, particularly in the property classes. The low growth in 2005 was the result of increased competition in the marketplace. Rates decreased slightly in 2005 compared with 2004. Multiple peril and property and marine premiums in 2005 were reduced by reinsurance reinstatement premium costs of $19 million and $66 million, respectively, related to Hurricane Katrina. Excluding the reinsurance reinstatement premiums, multiple peril premiums were flat in 2005 compared with 2004 and property and marine premiums grew 5%.

      Retention levels of our existing customers were somewhat higher in 2004 compared with 2003 and remained steady in 2005. New business volume has steadily declined since 2003 due to decreased submission activity, the result of our competitors working to retain their better accounts. We have maintained our discipline in the competitive market by continuing to get acceptable rates and appropriate terms and conditions on business written.

      It is uncertain how the hurricanes in 2005 will affect the commercial insurance marketplace. We have seen significant price increases and tighter terms and conditions on property business in catastrophe exposed areas. We expect this trend to continue in 2006. However, we expect that property business in non-catastrophe exposed areas and casualty business will remain competitive.

      Our commercial insurance business produced profitable underwriting results in each of the past three years, particularly in 2004. These profitable results were due in large part to the cumulative effect of price increases, better terms and conditions and more stringent risk selection in recent years. Results in 2005 and 2004 also benefited from unusually low non-catastrophe property losses. Results in 2005 were less profitable than in 2004 largely due to higher catastrophe losses, primarily from Hurricane Katrina. Results in 2003 were adversely affected by incurred losses related to asbestos claims. Incurred losses related to asbestos claims were $35 million in 2005, $75 million in 2004 and $250 million in 2003.

      The combined loss and expense ratios for the classes of business within commercial insurance were as follows:

	Years Ended December 31

	2005	2004	2003

Multiple peril	87.8%	76.8%	90.3%
Casualty	96.1	89.8	104.5
Workers’ compensation	84.8	90.9	94.0
Property and marine	98.8	72.7	91.1

Total commercial	92.4%	82.5%	95.6%

      Multiple peril results were highly profitable in each of the past three years, but more so in 2004. Results in 2005 were less profitable than in 2004 largely due to higher catastrophe losses. The property component of this business benefited from unusually low non-catastrophe losses in both years. Both the property and liability components of this business contributed to the substantial improvement in 2004 compared with 2003. The impact of catastrophes accounted for 9.1 percentage points of the combined loss and expense ratio for this class in 2005 and 3.4 percentage points in 2003. Catastrophe losses were negligible for this class in 2004 due to a $30 million reduction in net loss reserves related to the September 11, 2001 attack.

      Results for our casualty business were profitable in 2005 compared with highly profitable results in 2004 and unprofitable results in 2003. Casualty results in each year were adversely affected by asbestos losses, particularly in 2003. Asbestos losses represented 1.2, 2.8 and 18.6 percentage points of the combined loss and expense ratio for casualty business in 2005, 2004 and 2003, respectively. The automobile component of our casualty business was highly profitable in each of the past three years. Excluding the effects of asbestos losses, results in the primary liability component were also highly profitable in each of the past three years while results in the excess liability component were unprofitable in 2005, profitable in 2004 and near breakeven in 2003. Excess liability results in 2005 were adversely affected by unfavorable loss development related to accident years prior to 1998 due to significant reported loss activity that caused us to extend the expected loss emergence period. Results in 2004 for this component benefited from a $30 million reduction in net loss reserves related to the September 11, 2001 attack.

      Workers’ compensation results were highly profitable in each of the past three years. Results were more profitable in each succeeding year. Results in all three years benefited from our disciplined risk selection during the past several years.

      Property and marine results were marginally profitable in 2005 compared with highly profitable results in the previous two years, particularly in 2004. Results in each year benefited from improved pricing, higher deductibles and better terms and conditions. Results in 2005 and 2004 also benefited from unusually low non-catastrophe losses. Results in 2005 deteriorated, however, due to substantially higher catastrophe losses, primarily from Hurricane Katrina. The impact of catastrophes accounted for 27.2 percentage points of the combined loss and expense ratio for this class in 2005 compared with 1.8 percentage points in 2004 and 7.1 percentage points in 2003. The impact of catastrophes in 2004 reflects a $20 million reduction in net loss reserves related to the September 11, 2001 attack.

Specialty Insurance

      Net premiums from specialty insurance, which represented 25% of our total writings in 2005, increased by 6% in 2005 compared with a 4% increase in 2004. Net premiums written for the classes of business within the specialty insurance segment were as follows:

	Years Ended December 31

		% Increase		% Increase
	2005	2005 vs. 2004	2004	2004 vs. 2003	2003

	(dollars in millions)
Professional liability	$2,798	5%	$2,654	4%	$2,562
Surety	244	18	206	11	186

Total specialty	$3,042	6	$2,860	4	$2,748

      Growth in net premiums written for the professional liability classes of business was constrained in both 2005 and 2004 by the competitive pressure on rates that began in the latter half of 2003 and by our commitment to maintain underwriting discipline. Growth in 2005 was also dampened by the sale of renewal rights, effective July 1, 2005, on our hospital medical malpractice and managed care errors and omissions business. The net premium growth in 2005 in the professional liability classes was due solely to the non-renewal of a per risk reinsurance treaty.

      Overall, rates increased slightly in 2004 and were down slightly in 2005. The most significant rate declines occurred in the for-profit directors and officers liability component. Retention levels were significantly higher in 2004 compared with 2003, while new business volume was similar to 2003 levels. Retention levels in 2005 were comparable to the 2004 levels, while new business volume was lower due in part to our exiting the hospital medical malpractice and managed care errors and omissions business. Overall, we continued to get adequate rates and favorable terms and conditions on both new business and renewals. While large public companies remain a significant component of our book of business, that component has decreased in recent years in line with our strategy to focus on small and middle market publicly traded and privately held companies.

      The growth in net premiums written for our surety business was substantial in both 2005 and 2004. The growth in 2005 was due in part to the non-renewal of a high excess reinsurance treaty.

      Our specialty insurance business produced modestly profitable underwriting results in 2005 compared with unprofitable results in 2004 and 2003. The combined loss and expense ratios for the classes of business within specialty insurance were as follows:

	Years Ended December 31

	2005	2004	2003

Professional liability	99.8%	112.0%	108.4%
Surety	62.9	57.2	39.0

Total specialty	97.3%	108.2%	103.9%

      Our professional liability business improved substantially in 2005, producing near breakeven results compared with the highly unprofitable results in 2004 and 2003. Results have begun to benefit from the cumulative effect of price increases, lower policy limits and better terms and conditions in recent years. Results in all three years, but more so in 2004 and 2003, were adversely affected by unfavorable loss development related to accident years 2002 and prior, particularly in the errors and omissions class. The adverse development was predominantly from claims that have arisen due to corporate failures and allegations of management misconduct and accounting irregularities. Results were particularly unprofitable in 2004 due to an increase of about $160 million in errors and omissions liability loss reserves in the second quarter related to investment banks. The fidelity component of our professional liability business was highly profitable in each of the past three years due to favorable loss experience.

      Our surety business produced highly profitable results in each of the past three years due to favorable loss experience.

      Our surety business tends to be characterized by infrequent but potentially high severity losses. We continue to manage our exposure on an absolute basis and by specific bond type. The majority of our obligations are intended to be performance-based guarantees. When losses occur, they are mitigated, at times, by the customer’s balance sheet, contract proceeds, collateral and bankruptcy recovery.

      We continue to have substantial commercial and construction surety exposure for current and prior customers. In that regard, we have exposures related to surety bonds issued on behalf of companies that have experienced deterioration in creditworthiness since we issued bonds to them. We therefore may experience an increase in filed claims and may incur high severity losses. Such losses would be recognized if and when claims are filed and determined to be valid, and could have a material adverse effect on the Corporation’s results of operations and liquidity.

Reinsurance Assumed

      Our reinsurance assumed business is treaty reinsurance, primarily casualty reinsurance. Premiums from our reinsurance assumed business, which represented 7% of our net premiums written in 2005, decreased by 21% in 2005 compared with a 16% increase in 2004. Premiums in 2005 included net reinsurance reinstatement premium revenue of $43 million related to Hurricane Katrina. The significant decrease in premiums in 2005 was in line with our expectations as we had anticipated fewer attractive opportunities in the reinsurance market.

      Our reinsurance assumed business was profitable in 2005, 2004 and 2003. The combined loss and expense ratio for this business was 96.1%, 94.3% and 93.6% in 2005, 2004 and 2003, respectively. The impact of catastrophes accounted for 5.2 percentage points of the combined loss and expense ratio in 2005 and 2.2 percentage points in 2004. Catastrophe losses were not significant in 2003.

Transfer of Ongoing Reinsurance Assumed Business

      In December 2005, we completed a transaction involving a new Bermuda-based reinsurance company, Harbor Point Limited. As part of the transaction, we transferred our continuing reinsurance assumed business and certain related assets, including renewal rights, to Harbor Point. In exchange, we received from Harbor Point $200 million of 6% convertible notes and warrants to purchase common stock of Harbor Point. The notes and warrants represent in the aggregate on a fully diluted basis approximately 16% of the new company.

      Harbor Point generally did not assume our reinsurance liabilities relating to reinsurance contracts incepting prior to December 31, 2005. We retained those liabilities and the related assets.

      Other than pursuant to certain arrangements entered into with Harbor Point, we generally will no longer engage directly in the reinsurance assumed business. However, Harbor Point will have the right for a transition period of up to two years to underwrite specific reinsurance business on our behalf. We will retain a portion of any such business and will cede the balance to Harbor Point in return for a fronting commission.

      The transaction resulted in a pre-tax gain of $204 million, of which $171 million was recognized as a realized investment gain in 2005. The remaining gain of $33 million was deferred and will be recognized based on the timing of the ultimate disposition of our economic interest in Harbor Point.

      We will receive additional payments over the next two years based on the amount of business renewed by Harbor Point, which will be recognized as realized investment gains when earned.

Regulatory Developments

      To promote and distribute our insurance products, we rely on a large network of independent brokers and agents. Accordingly, our business is dependent on the willingness of these brokers and agents to recommend our products to their customers. We have agreements in place with insurance brokers under which we agree to pay commissions that are contingent on the volume and/or the profitability of business placed with us. We also have in place contingent commission arrangements with agents who are appointed by us to sell our insurance.

      The New York Attorney General and other regulators have commenced investigations with respect to potential conflicts of interest and anti-competitive behavior arising from the payment of contingent commissions to brokers and agents. In connection with these investigations, we have received subpoenas and requests for information from the Attorneys General of several states, as well as from various states’ insurance regulators. We are cooperating, and intend to continue to cooperate, fully with these investigations.

      As a result of these investigations, in certain instances, brokers and agents and, in at least one case, a major insurance carrier have entered into settlement agreements with such regulators. Among other things, these agreements prohibit the acceptance or payment, as applicable, of contingent commissions for some or all lines of business. Several other brokers and some agents have voluntarily eliminated the practice of receiving contingent compensation from insurers. Other industry participants may make similar or different determinations in the future. In addition, a number of states have announced that they are looking at compensation arrangements and considering regulatory action or reform in this area. The rules that would be imposed if these actions or reforms were adopted range in nature from disclosure requirements to prohibition of certain forms of compensation to imposition of new duties on insurance agents, brokers or carriers in dealing with customers. These or other developments may require changes to market practices relative to contingent commissions. Changes to the manner in which we interact with and compensate insurance brokers and agents could have a material adverse impact on our ability to renew business or write new business, which, in turn, could have a material adverse impact on our results of operations.

      Certain regulators also have commenced investigations into certain loss mitigation and finite reinsurance arrangements in the property and casualty insurance industry. In connection with these investigations, we have received subpoenas and requests for information from various regulators including the U.S. Securities and Exchange Commission and the U.S. Attorney for the Southern

District of New York. We are cooperating, and intend to continue to cooperate, fully with these investigations.

      We cannot predict at this time the outcome of these investigations or any impact on our business or results of operations.

Catastrophe Risk Management

      Our property and casualty subsidiaries have exposure to losses caused by natural perils such as hurricanes and other windstorms, earthquakes, winter storms and brush fires and from man-made catastrophic events such as terrorism. The frequency and severity of catastrophes are unpredictable.

Natural Catastrophes

      The extent of losses from a natural catastrophe is a function of both the total amount of insured exposure in an area affected by the event and the severity of the event. We regularly assess our concentration of risk exposures in catastrophe exposed areas globally and have strategies and underwriting standards to manage this exposure through individual risk selection, subject to regulatory constraints, and through the purchase of catastrophe reinsurance. We have invested in modeling technologies and a concentration management tool that allow us to monitor and control our accumulations of potential losses in catastrophe exposed areas in the United States, such as California and the gulf and east coasts, as well as in such areas in other countries. Actual results may differ materially from those suggested by the model. We also continue to actively explore and analyze credible scientific evidence, including the impact of global climate change, that may affect our ability to manage exposure under the insurance policies we issue.

      Despite these efforts, the occurrence of one or more severe natural catastrophic events in heavily populated areas could have a material adverse effect on the Corporation’s results of operations, financial condition or liquidity.

Terrorism Risk and Legislation

      The September 11, 2001 attack changed the way the property and casualty insurance industry views catastrophic risk. That tragic event demonstrated that numerous classes of business we write are subject to terrorism-related catastrophic risks in addition to the catastrophic risks related to natural occurrences. This has required us to change how we identify and evaluate risk accumulations. We have licensed a terrorism model that provides estimates of loss events. We also have a concentration management tool that enables us to identify locations and geographic areas that are exposed to risk accumulations. The information provided by the model and the tracking tool has resulted in our non-renewing some accounts and has restricted us from writing others. Actual results may differ materially from those suggested by the model.

      The Terrorism Risk Insurance Act of 2002 (TRIA) established a temporary program under which the federal government will share the risk of loss from certain acts of international terrorism with the insurance industry. The program, which was applicable to most lines of commercial business, was scheduled to terminate on December 31, 2005. In December 2005, the federal government extended TRIA through December 31, 2007. Under the terms of the amended law, certain lines of business previously subject to the provisions of TRIA, including commercial automobile, surety and professional liability insurance, other than directors and officers liability, are excluded from the program. As a precondition to recovery under TRIA, insurance companies with direct commercial insurance exposure in the United States for TRIA lines of business are required to make insurance for covered acts of terrorism available under their policies. Each insurer has a separate deductible that it must meet in the event of an act of terrorism before federal assistance becomes available. The deductible is based on a percentage of direct U.S. earned premiums for the covered lines of business in the previous calendar year. For 2006, that deductible is 17.5% of direct premiums earned in 2005 for these lines of business. For losses above the deductible, the federal government will pay for 90% of covered losses, while the insurer retains 10%. In 2007, the deductible will increase to 20% of direct premiums earned in 2006 and the insurer share for losses above the deductible will increase to 15%. There is a combined annual aggregate limit for the federal government and all insurers of $100 billion. If acts of terrorism result in covered losses exceeding the $100 billion annual limit, insurers are not liable for additional losses.

      While the provisions of TRIA will serve to mitigate our exposure in the event of a large-scale terrorist attack, our deductible is substantial, approximating $925 million in 2006. For certain classes of business, such as workers’ compensation, terrorism insurance is mandatory under TRIA. For those classes of business where it is not mandatory, insureds may choose not to accept terrorism insurance, which would, subject to other statutory or regulatory restrictions, reduce our exposure.

      We will continue to manage this type of catastrophic risk by monitoring terrorism risk aggregations. Nevertheless, given the unpredictability of the targets, frequency and severity of potential terrorist events as well as the limited terrorism coverage in our reinsurance program, the occurrence of any such events could have a material adverse effect on the Corporation’s results of operations, financial condition or liquidity.

      We also have exposure outside the United States to risk of loss from acts of terrorism. In some jurisdictions, we have access to government mechanisms that would mitigate our exposure.

     Loss Reserves

      Unpaid losses and loss expenses, also referred to as loss reserves, are the largest liability of our property and casualty subsidiaries.

      Our loss reserves include the accumulation of individual case estimates for claims that have been reported and estimates of claims that have been incurred but not reported as well as estimates of the expenses associated with processing and settling all reported and unreported claims. Estimates are based upon past loss experience modified for current trends as well as prevailing economic, legal and social conditions. Our loss reserves are not discounted to present value.

      We regularly review our loss reserves using a variety of actuarial techniques. We update the reserve estimates as historical loss experience develops, additional claims are reported or settled and new information becomes available. Any changes in estimates are reflected in operating results in the period in which the estimates are changed.

      Our loss reserves include significant amounts related to asbestos and toxic waste claims, Hurricane Katrina and the September 11 attack. The components of our loss reserves were as follows:

	December 31

	2005	2004	2003

	(in millions)
Gross loss reserves
Related to asbestos and toxic waste claims	$1,121	$1,169	1,295
Related to Hurricane Katrina	967	—	—
Related to September 11 attack	413	700	999
All other loss reserves	19,981	18,423	15,654

	22,482	20,292	17,948

Reinsurance recoverable
Related to asbestos and toxic waste claims	50	55	57
Related to Hurricane Katrina	756	—	—
Related to September 11 attack	354	582	748
All other reinsurance recoverable	2,609	2,846	2,622

	3,769	3,483	3,427

Net loss reserves	$18,713	$16,809	$14,521

      Loss reserves, net of reinsurance recoverable, increased by $1.9 billion or 11% in 2005 compared with an increase of $2.3 billion or 16% in 2004. The loss reserves related to asbestos and toxic waste claims, Hurricane Katrina and the September 11 attack are significant components of our total loss reserves, but they distort the growth trend in the loss reserves. Excluding such loss reserves, our loss reserves, net of reinsurance recoverable, increased by $1.8 billion or 12% in 2005 compared with an increase of $2.5 billion or 20% in 2004.

      The components of our net loss reserves were as follows:

	December 31

	2005	2004	2003

	(in millions)
Reserves related to asbestos and toxic waste claims	$1,071	$1,114	$1,238
Reserves related to Hurricane Katrina	211	—	—
Reserves related to September 11 attack	59	118	251
All other loss reserves
Personal insurance	1,692	1,579	1,400
Commercial insurance	7,475	6,594	5,837
Specialty insurance	6,827	6,282	5,114
Reinsurance assumed	1,378	1,122	681

Net loss reserves	$18,713	$16,809	$14,521

      Loss reserves for each of our business units increased significantly in 2004 and again in 2005. The most significant increases occurred in the long tail liability classes of business within commercial and specialty insurance and reinsurance assumed.

      Based on all information currently available, we believe that the aggregate loss reserves of our property and casualty subsidiaries at December 31, 2005 were adequate to cover claims for losses that had occurred, including both those known to us and those yet to be reported. In establishing such reserves, we consider facts currently known and the present state of the law and coverage litigation. However, given the judicial decisions and legislative actions that have broadened the scope of coverage and expanded theories of liability in the past and the possibilities of similar interpretations in the future, particularly as they relate to asbestos claims and, to a lesser extent, toxic waste claims, it is possible that management’s estimate of the ultimate liability for losses that had occurred as of December 31, 2005 may increase in future periods. Such increases in estimates could have a material adverse effect on the Corporation’s future operating results. However, management does not expect that any such increases would have a material adverse effect on the Corporation’s consolidated financial condition or liquidity.

Estimates and Uncertainties

      The process of establishing loss reserves is complex and imprecise as it must take into consideration many variables that are subject to the outcome of future events. As a result, informed subjective estimates and judgments as to our ultimate exposure to losses are an integral component of our loss reserving process.

      Due to the inherent complexity of the loss reserving process and the potential variability of the assumptions used, the actual emergence of losses could vary, perhaps substantially, from the estimate of losses included in our financial statements, particularly when settlements may not occur until well into the future. A relatively small percentage change in the estimate of net loss reserves would have a material effect on the Corporation’s operating results. For example, a hypothetical 1% increase in net loss reserves at December 31, 2005 would have resulted in a pre-tax charge of approximately $190 million.

      Our loss reserves include amounts related to short tail and long tail classes of business. “Tail” refers to the time period between the occurrence of a loss and the settlement of the claim. The longer the time span between the incidence of a loss and the settlement of the claim, the more the ultimate settlement amount can vary.

      Short tail classes consist principally of homeowners, commercial property and marine business. For these classes, the estimation of loss reserves is less complex because claims are generally reported and settled shortly after the loss occurs and the claims relate to tangible property. Typically, there is less variability in reserve estimates for these classes of business.

      Most of our loss reserves relate to long tail liability classes of business. Long tail classes include directors and officers liability, errors and omissions liability and other professional liability coverages, commercial excess liability, and other liability coverages. For many liability claims significant periods of time, ranging up to several years or more, may elapse between the occurrence of the loss, the reporting of the loss to us and the settlement of the claim. As a result, loss experience in the more recent accident years for the long tail liability classes has limited statistical credibility because a relatively small proportion of losses in these accident years are reported claims and an even smaller proportion are paid losses. In addition, liability claims are more susceptible to litigation and can be significantly affected by changing contract interpretations and the legal environment. Consequently, the estimation of loss reserves for these classes is more complex and subject to a higher degree of variability.

      Most of our reinsurance assumed business is long tailed casualty reinsurance. Reserve estimates for this business are therefore subject to the variability caused by extended loss emergence periods. The estimation of loss reserves for this business is further complicated by delays between the time the claim is reported to the ceding insurer and when it is reported by the ceding insurer to us and by our dependence on the quality and consistency of the loss reporting by the ceding company.

      A relatively large proportion of our net loss reserves, particularly for long tail liability classes, are reserves for incurred but not reported (IBNR) losses — claims that have not yet been reported to us, some of which are not yet known to the insured, and future development on reported claims. In fact, approximately 65% of our aggregate net loss reserves at December 31, 2005 were for IBNR losses.

      We regularly review the loss reserves for each of the numerous classes of business we write as part of our overall analysis of loss reserves, taking into consideration the variety of trends that impact the ultimate settlement of claims in each particular class of business.

      To estimate loss reserves, our actuaries use a variety of actuarial methods that analyze experience, trends and other relevant factors. These methods generally utilize analyses of historical patterns of the development of paid and reported losses by accident year by class of business. This process relies on the basic assumption that past experience, adjusted for the effects of current developments and likely trends, is an appropriate basis for predicting future outcomes.

      For certain long tail classes of business where anticipated loss experience is less predictable because of the small number of claims and/or erratic claim severity patterns, estimates are based on both expected losses and actual reported losses. These classes include directors and officers liability, errors and omissions liability and commercial excess liability, among others. For these classes, we judgmentally set an estimate of ultimate losses for each accident year based on our evaluation of loss trends and the current risk environment. The estimate of ultimate losses is adjusted as the accident years mature.

      In completing their actuarial reserve analysis, our actuaries are required to make numerous assumptions, including the selection of loss development factors and loss cost trend factors. They are also required to determine the most appropriate actuarial methods to employ for each class of business. Each estimation method has its own set of assumption variables and its own advantages and disadvantages, with no estimation method being better than the others in all situations. The relative strengths and weaknesses of the various estimation methods can also change over time. The estimation methods chosen are those that are believed to produce the most reliable indication for the loss reserves being evaluated. In most cases, multiple estimation methods will be valid for the particular facts and circumstances of the loss reserves being evaluated. This will result in a number of point estimates for each class of business.

      Using all available data, our actuaries select an indicated loss reserve amount for each class of business based on the various assumptions, projections and methods. The total indicated reserve amount determined by our actuaries is an aggregate of the indicated reserve amount for the individual classes of business. The ultimate liability is likely to fall within a range of potential outcomes around this indicated liability, but the indicated amount is not expected to be precisely the ultimate liability.

      Actuarial ranges of reasonable estimates are not a true reflection of the potential volatility between carried loss reserves and the ultimate settlement amount of losses incurred prior to the balance sheet date. This is due, among other reasons, to the fact that actuarial ranges are developed based on known events as of the valuation date whereas the ultimate disposition of losses is subject to the outcome of events and circumstances that were unknown as of the valuation date.

      After carefully reviewing our actuaries’ loss reserve analyses, management determines the carried reserve for each class of business. In making the determination, management considers numerous factors, such as changes in actuarial indications in the period, the maturity of the accident year, trends observed over the recent past and the level of volatility within a particular class of business. Such an assessment requires considerable judgment. It is often not possible to determine whether a change in the data is an anomaly. Even if a change is determined to be permanent, it is not always possible to determine the extent of the change until sometime later. As a result, there can be a time lag between the emergence of a change and a determination that the change should be reflected in the carried loss reserves. In general, changes are made more quickly to more mature accident years and less volatile classes of business.

      Among the numerous factors that contribute to the inherent uncertainty in the process of establishing loss reserves are the following:

•	changes in the inflation rate for goods and services related to covered damages such as medical care and home repair costs;

•	changes in the judicial interpretation of policy provisions relating to the determination of coverage;

•	changes in the general attitude of juries in the determination of liability and damages;

•	legislative actions including the impact of the Class Action Fairness Act of 2005;

•	changes in the medical condition of claimants;

•	changes in our estimates of the number and/or severity of claims that have been incurred but not reported as of the date of the financial statements;

•	changes in our underwriting standards; and

•	changes in our claim handling procedures.

      In addition, we must consider the uncertain effects of emerging or potential claims and coverage issues that arise as legal, judicial and social conditions change. These issues can have a negative effect on our loss reserves by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims. Recent examples of emerging or potential claims and coverage issues include increases in the number and size of directors and officers liability and errors and omissions liability claims arising out of investment banking practices and accounting and other corporate malfeasance, exposure to claims asserted for bodily injury as a result of long-term exposure to harmful products or substances and increases in the number and size of water damage claims related to remediation of mold conditions. As a result of issues such as these, the uncertainties inherent in estimating ultimate claim costs on the basis of past experience have grown, further complicating the already complex loss reserving process.

      The future impact of the various factors described above that contribute to the uncertainty in the loss reserving process and of emerging or potential claims and coverage issues is extremely hard to predict and cannot be quantified.

      Reserves Relating to Asbestos and Toxic Waste Claims. The estimation of loss reserves relating to asbestos and toxic waste claims on insurance policies written many years ago is subject to greater uncertainty than other types of claims due to inconsistent court decisions as well as judicial interpretations and legislative actions that in some cases have tended to broaden coverage beyond the original intent of such policies and in others have expanded theories of liability. The insurance industry as a whole is engaged in extensive litigation over coverage and liability issues and is thus confronted with a continuing uncertainty in its efforts to quantify these exposures.

      Reserves for asbestos and toxic waste claims cannot be estimated with traditional actuarial loss reserving techniques that rely on historical accident year loss development factors. Instead, we rely on an exposure-based analysis that involves a detailed review of individual policy terms and exposures. Because each policyholder presents different liability and coverage issues, we generally evaluate our exposure on a policyholder-by-policyholder basis, considering a variety of factors that are unique to each policyholder. Quantitative techniques have to be supplemented by subjective considerations including management’s judgment. It is therefore not possible to determine the future development of asbestos and toxic waste claims with the same degree of reliability as is the case for other types of claims. Such development will be affected by future court decisions and interpretations as well as changes in applicable legislation.

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

      New asbestos claims and new exposures on existing claims have continued unabated despite the fact that usage of asbestos has declined since the mid-1970’s. Each claim filing typically names dozens of defendants to ensure that there is a solvent company left in the group to eventually pay claims. The plaintiffs’ bar continues to solicit new claimants through extensive advertising and through asbestos medical screenings. New asbestos cases are often filed in those jurisdictions with a reputation for judges and juries that are extremely sympathetic to plaintiffs. A vast majority of asbestos bodily injury claims are filed by claimants who do not show any signs of asbestos related disease.

      There have been several recent positive events in the asbestos environment:

•	Various challenges to mass screening claimants have been mounted, including a June 2005 U.S. District Court decision in Texas that accused plaintiffs’ lawyers of filing claims for people who had not been properly diagnosed with silicosis. Among the repercussions of that ruling, several asbestos injury settlement trusts have refused new claims that were based on the diagnosis of physicians or screening companies named in the case. Further investigations of the medical screening process for asbestos claims are underway.

•	A number of key jurisdictions have adopted venue reform that requires plaintiffs to have a connection to the jurisdiction in order to file a complaint.

•	Since 2004, several states have enacted laws that set medical criteria that must be met for plaintiffs to proceed with their claims. Other states have medical criteria bills pending. While this legislation is being challenged in certain of these states, it appears that these laws are already impacting the filing of claims by unimpaired plaintiffs. A related positive development has been the implementation by several states of inactive dockets, which preserve the rights of unimpaired claimants but do not provide for payments to these claimants unless they meet medical criteria.

      To date, approximately 75 manufacturers and distributors of asbestos products have filed for bankruptcy protection as a result of asbestos related liabilities. Certain of these manufacturers and distributors have utilized a practice referred to as a prepackaged bankruptcy, which involves an agreement to a plan between the debtor and its creditors, including current and future asbestos claimants. Although the debtor is negotiating in part with its insurers’ money, insurers are generally given only limited opportunity to be heard. In recognition that many aspects of prepackaged bankruptcy plans are unfair to certain classes of claimants and to the insurance industry, these plans are beginning to be closely scrutinized by the courts and rejected when appropriate.

      Our most significant individual asbestos exposures involve products liability on the part of “traditional” defendants who were engaged in the manufacture, distribution or installation of asbestos products. We wrote excess liability and/or general liability coverages for these insureds. While these insureds are relatively few in number, their exposure has increased in recent years due to the increased volume of claims, the erosion of much of the underlying limits and the bankruptcies of target defendants.

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

      Asbestos claims against the major manufacturers, distributors or installers of asbestos products were presented under the products liability section of primary general liability policies as well as under excess liability policies, both of which typically had aggregate limits that capped an insurer’s exposure. In recent years, a number of asbestos claims by insureds are being presented as “non-products” claims, such as those by installers of asbestos products and by property owners or operators who allegedly had asbestos on their property, under the premises or operations section of primary general liability policies. Unlike products exposures, these non-products exposures typically had no aggregate limits on coverage, creating potentially greater exposure. Further, in an effort to seek additional insurance coverage, some insureds with installation activities who have substantially eroded their products coverage are presenting new asbestos claims as non-products operations claims or attempting to reclassify previously settled products claims as non-products claims to restore a portion of previously exhausted products aggregate limits. It is difficult to predict whether insureds will be successful in asserting claims under non-products coverage or whether insurers will be successful in asserting additional defenses. Therefore, the future impact of such efforts on insurers is uncertain.

      In establishing our asbestos reserves, we evaluate the exposure presented by each insured. As part of this evaluation, we consider a variety of factors including: the available insurance coverage; limits and deductibles; the jurisdictions involved; past settlement values of similar claims; the potential role of other insurance, particularly underlying coverage below our excess liability policies; potential bankruptcy impact; and applicable coverage defenses, including asbestos exclusions. We have assumed a continuing unfavorable legal environment with no benefit from any federal asbestos reform legislation. Proposed legislation currently being considered by the Senate would create a $140 billion asbestos trust fund. We are among those who oppose this bill because it provides neither certainty nor finality.

      In the fourth quarter of 2003, our actuaries and claim personnel, together with our outside actuarial consultants, performed a rigorous update of a 2002 ground-up analysis of our asbestos related exposures. The review noted certain adverse trends, particularly an increase in estimates of the ultimate liabilities for several of our traditional asbestos defendants. In addition, the number of peripheral asbestos defendants for whom we established reserves and the average severity of these claims were both higher than anticipated. Upon completion of the update, we increased our net asbestos loss reserves by $250 million.

      During 2004 and 2005, our actuaries and claim personnel performed analyses of our asbestos related exposures. The 2004 analysis noted that both the number of peripheral asbestos defendants for whom we established reserves and the average severity of these claims were again somewhat higher than expected. In addition, there was an increase in our estimate of the ultimate liabilities for one of our traditional asbestos defendants. The 2005 analysis noted an increase in our estimate of the ultimate liabilities for two of our asbestos defendants. Based on these analyses, which were confirmed by our outside actuarial consultants, we increased our net asbestos loss reserves by $75 million in 2004 and $35 million in 2005.

      The following table presents a reconciliation of the beginning and ending loss reserves related to asbestos claims.

	Years Ended December 31

	2005	2004	2003

	(in millions)
Gross loss reserves, beginning of year	$961	$1,068	$885
Reinsurance recoverable, beginning of year	55	56	51

Net loss reserves, beginning of year	906	1,012	834
Net incurred losses	35	75	250
Net losses paid	61	181	72

Net loss reserves, end of year	880	906	1,012
Reinsurance recoverable, end of year	50	55	56

Gross loss reserves, end of year	$930	$961	$1,068

      The following table presents the number of policyholders for whom we have open asbestos case reserves and the related net loss reserves at December 31, 2005 as well as the net losses paid during 2005 by component.

	Number of	Net Loss	Net Losses
	Policyholders	Reserves	Paid

		(in millions)
Traditional defendants	21	$334	$10
Peripheral defendants	375	378	51
Future claims from unknown policyholders		168	—

		$880	$61

      Significant uncertainty remains as to our ultimate liability related to asbestos related claims. This uncertainty is due to several factors including:

•	the long latency period between asbestos exposure and disease manifestation and the resulting potential for involvement of multiple policy periods for individual claims;

•	plaintiffs’ increased focus on peripheral defendants;

•	the increase in the volume of claims by unimpaired plaintiffs and the extent to which they can be precluded from making claims;

•	the efforts by insureds to obtain coverage not subject to aggregate limits;

•	the number of insureds seeking bankruptcy protection as a result of asbestos related liabilities and the impact of prepackaged bankruptcies;

•	the ability of claimants to bring a claim in a state in which they have no residency or exposure;

•	inconsistent court decisions and diverging legal interpretations; and

•	the possibility, however remote, of federal legislation that would address the asbestos problem.

      These significant uncertainties are not likely to be resolved definitively in the near future. While there have been some positive legislative and judicial developments in the asbestos arena over the past two years, it is too early to call it a trend.

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

      There is substantial uncertainty involved in estimating our liabilities related to these claims. First, the liabilities of the claimants are extremely difficult to estimate. At any given waste site, the allocation of remediation costs among governmental authorities and the PRPs varies greatly depending on a variety of factors. Second, different courts have addressed liability and coverage issues regarding pollution claims and have reached inconsistent conclusions in their interpretation of several issues. These significant uncertainties are not likely to be resolved definitively in the near future.

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

      In establishing our toxic waste reserves, we evaluate the exposure presented by each insured. As part of this evaluation, we consider a variety of factors including: the probable liability, available insurance coverage, judicial interpretations, past settlement values of similar exposures as well as facts that are unique to each insured.

      Uncertainty remains as to our ultimate liability relating to toxic waste claims. However, toxic waste losses appear to be developing as expected due to relatively stable claim trends. In many cases, claims are being settled for less than initially anticipated due to more efficient site remediation efforts. In other cases, we have been successful at buying back our policies.

      The following table presents a reconciliation of our beginning and ending loss reserves, net of reinsurance recoverable, related to toxic waste claims. There are virtually no reinsurance recoveries related to these claims.

	Years Ended December 31

	2005	2004	2003

	(in millions)
Reserves, beginning of year	$208	$226	$249
Incurred losses	—	—	—
Losses paid	17	18	23

Reserves, end of year	$191	$208	$226

      Of the net toxic waste loss reserves at December 31, 2005 $64 million was for IBNR losses.

      Reinsurance Recoverable. Reinsurance recoverable is the estimated amount recoverable from reinsurers related to the losses we have incurred. At December 31, 2005, reinsurance recoverable included $396 million recoverable with respect to paid losses and loss expenses, which is included in other assets, and $3.8 billion recoverable on unpaid losses and loss expenses.

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

      Ceded reinsurance contracts do not relieve our primary obligation to our policyholders. Consequently, an exposure exists with respect to reinsurance recoverable to the extent that any reinsurer is unable or unwilling to meet the obligations assumed under the reinsurance contracts. We are selective in regard to our reinsurers, placing reinsurance with only those reinsurers with strong balance sheets and superior underwriting ability, and we monitor the financial strength of our reinsurers on an ongoing basis. Nevertheless, in recent years, certain of our reinsurers have experienced financial difficulties or exited the reinsurance business. In addition, we may become involved in coverage disputes with our reinsurers. A provision for estimated uncollectible reinsurance is recorded based on an evaluation of balances due from reinsurers, changes in the credit standing of the reinsurers, coverage disputes and other relevant factors.

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

      A reconciliation of our beginning and ending loss reserves, net of reinsurance, for the three years ended December 31, 2005 is as follows:

	2005	2004	2003

	(in millions)
Net loss reserves, beginning of year	$16,809	$14,521	$12,642

Net incurred losses and loss expenses related to
Current year	7,651	6,994	6,470
Prior years	163	327	397

	7,814	7,321	6,867

Net payments for losses and loss expenses related to
Current year	1,879	1,691	1,589
Prior years	4,031	3,342	3,399

	5,910	5,033	4,988

Net loss reserves, end of year	$18,713	$16,809	$14,521

      During 2005, we experienced overall unfavorable prior year development of $163 million, which represented 1.0% of the net loss reserves as of December 31, 2004. This compares with unfavorable prior year development of $327 million during 2004, which represented 2.3% of the net loss reserves at December 31, 2003, and $397 million during 2003, which represented 3.1% of the net loss reserves at December 31, 2002. Such adverse development was reflected in operating results in these respective years.

      The net unfavorable development of $163 million in 2005 was due to various factors. The most significant were:

•	We experienced net adverse development of about $200 million in the professional liability classes other than fidelity. Adverse development related to accident years 1998 through 2002, due largely to errors and omissions liability claims related to corporate failures and allegations of management misconduct and accounting irregularities, was offset in part by favorable development related to accident years 2003 and 2004.

•	We experienced adverse development of about $175 million related to accident years prior to 1996, including $35 million related to asbestos claims. The adverse development was due largely to our strengthening loss reserves for commercial excess/umbrella and other commercial liability classes. There was significant reported loss activity during 2005 related to these older accident years, which caused us to extend the expected loss emergence period for these classes.

•	We experienced favorable development of about $160 million due to fewer than expected late reported homeowners and commercial property losses.

•	We experienced favorable development of about $90 million in the fidelity and surety classes due to lower than expected reported loss emergence.

      The net unfavorable development of $327 million in 2004 was also the result of various factors. The most significant factors were:

•	We experienced adverse development of about $415 million in the professional liability classes, principally directors and officers liability and errors and omissions liability, resulting from adverse loss trends in accident years 1998 through 2002 due in large part to claims related to corporate failures and allegations of management misconduct and accounting irregularities, especially those involving investment banks and other financial institutions.

•	We experienced adverse development of about $185 million related to accident years prior to 1995, including $75 million related to asbestos claims. We strengthened loss reserves for certain commercial liability classes.

•	We experienced adverse development of about $50 million in the workers’ compensation class due primarily to higher average severity of the medical portion of these claims.

•	We experienced favorable development of about $270 million related to the 2003 accident year, due in large part to an unusually low amount of late reported homeowners and commercial property losses.

•	We experienced favorable development of $80 million due to a reduction of loss reserves related to the September 11 attack.

      The unfavorable development in 2003 was due primarily to two factors. First, we strengthened asbestos loss reserves by $250 million in the fourth quarter. Second, we experienced unfavorable development of about $140 million in our professional liability classes, principally directors and officers liability and errors and omissions liability, as adverse loss trends in the 2000 through 2002 accident years more than offset favorable loss experience in older accident years.

      In Item 1 of this report, we present an analysis of our consolidated loss reserve development on a calendar year basis for each of the ten years prior to 2005.

      Our U.S. property and casualty subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities. These annual statements include an analysis of loss reserves, referred to as Schedule P, that presents accident year loss development information by line of business for the nine years prior to 2005. It is our intention to post the Schedule P for our combined U.S. property and casualty subsidiaries on our website as soon as it becomes available.

Investment Results

      Property and casualty investment income before taxes increased by 11% in 2005 compared with 2004 and by 12% in 2004 compared with 2003. Growth in both years was due to an increase in invested assets, which reflected substantial cash flow from operations over the period. Growth in 2004 also benefited from an $800 million capital contribution to the property and casualty subsidiaries by the Corporation in the second quarter of 2003. Growth in investment income in both years was dampened by lower available reinvestment rates on fixed maturities that matured.

      The effective tax rate on our investment income was 19.7% in 2005 compared with 19.8% in 2004 and 20.3% in 2003. The effective tax rate fluctuated as the result of our holding a different proportion of our investment portfolio in tax-exempt securities during each year.

      On an after-tax basis, property and casualty investment income increased by 11% in 2005 and 13% in 2004. Management uses property and casualty investment income after-tax, a non-GAAP financial measure, to evaluate its investment performance because it reflects the impact of any change in the proportion of the investment portfolio invested in tax-exempt securities and is therefore more meaningful for analysis purposes than investment income before income tax.

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

      In April 2003, the Corporation announced its intention to exit CFS’s non-insurance business and to run-off the existing financial products portfolio. Since that date, our objective has been to exit this business as quickly as possible while minimizing the potential of a large payment due to an unexpected credit event.

      CFS’s non-insurance business was primarily structured credit derivatives, principally as a counterparty in portfolio credit default swap contracts. The Corporation guaranteed all of these obligations.

      In a typical portfolio credit default swap, CFS participated in the senior layer of a structure designed to replicate the performance of a portfolio of corporate or asset-backed securities. The structure of these portfolio credit default swaps generally requires CFS to make payment to counterparties to the extent cumulative losses, related to numerous credit events, exceed a specified threshold. The risk below that threshold, referred to as subordination, is assumed by other parties with the primary risk layer sometimes retained by the buyer. Credit events generally arise when one of the referenced entities within a portfolio becomes bankrupt, undergoes a debt restructuring or fails to make timely interest or principal payments.

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

      The fair value of our credit default swaps is subject to fluctuations arising from, among other factors, changes in credit spreads, the financial ratings of referenced asset-backed securities, actual credit events reducing subordination, credit correlation within a portfolio, anticipated recovery rates related to potential defaults and changes in interest rates. Changes in fair value are included in income in the period of the change. Thus, CFS’s results have been subject to volatility.

      The non-insurance business of CFS produced a loss before taxes of $6 million in 2005 compared with losses of $17 million in 2004 and $127 million in 2003.

      The substantial loss in 2003 was due to downgrades in the financial ratings of certain referenced securities underlying two of our asset-backed portfolio credit default swaps. In the first nine months of the year, the fair value of our obligations related to these two swaps increased by $70 million. Then, in the fourth quarter, CFS paid $50 million to terminate the two asset-backed portfolio credit default swaps and simultaneously entered into a new contract under which CFS guaranteed principal and interest obligations on a notional amount of referenced securities. CFS established a liability of $186 million related to the new principal and interest contract, which represented the estimated fair value of the guarantee at its inception. At the same time, CFS eliminated the carried liability of $140 million on the two swaps that were terminated. The aggregate loss in the fourth quarter related to the termination of the two swaps was $96 million. The losses during 2003 related to these two asset-backed swaps were partially offset by mark-to-market gains on our corporate credit default swaps.

      The loss in 2004 was primarily related to the termination during the year of CFS’s obligations under several portfolio credit default swaps.

      The loss in 2005 was due to the termination of the principal and interest guarantee contract. CFS paid the counterparty $198 million to terminate the contract, at which time the $186 million liability was eliminated. The loss related to the termination of this contract was partially offset by gains on the termination during the period of CFS’s obligations under certain portfolio credit default swaps.

      Revenues from the non-insurance business of CFS, primarily consisting of the change in fair value of derivatives contracts, were virtually nil in 2005 and 2004 and negative $62 million in 2003. Revenues were negative in 2003 due to the adverse impact of changes in fair value and the impact of the agreement to terminate the two asset-backed portfolio credit default swaps and replace them with a principal and interest guarantee.

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

      During each of the past three years, CFS terminated certain portfolio credit default swaps with the original counterparties at negotiated settlement amounts. CFS also entered into credit default swaps with third parties that effectively offset existing credit default swaps. As of December 31, 2005, the notional amount of such offsetting credit default swaps was approximately $1.5 billion.

      The notional amount of CFS’s credit default swaps was $1.0 billion at December 31, 2005. Our realistic loss exposure is a very small portion of the $1.0 billion notional amount as our position is senior to subordinated interests of $537 million in the aggregate. In addition, using our internal ratings models, we estimate that the credit ratings of the individual portfolio credit default swaps at December 31, 2005 were AAA.

      In addition to portfolio credit default swaps, CFS entered into a derivative contract linked to an equity market index that terminates in 2012 and a few other insignificant non-insurance transactions.

      The notional amount and fair value of our future obligations under derivative contracts by type of risk were as follows:

	December 31

	Notional
	Amount		Fair Value

	2005	2004	2005	2004

	(in billions)		(in millions)
Credit default swaps
Corporate securities	$.2	$1.3	$1	$5
Asset-backed securities	.8	7.4	1	9

	1.0	8.7	2	14
Other	.3	.3	7	8

	$1.3	$9.0	$9	$22

CORPORATE AND OTHER

      Corporate and other includes investment income earned on corporate invested assets, interest expense and other expenses not allocated to the operating subsidiaries, and the results of our real estate and other non-insurance subsidiaries. It also includes income from our investment in Allied World Assurance Company, Ltd.

      Corporate and other produced a loss before taxes of $166 million in 2005 compared with losses of $159 million and $157 million in 2004 and 2003, respectively. Corporate and other results were similar in all three years as increases in investment income in 2004 and 2005 were substantially offset by increasingly larger losses in our real estate operations. Investment income was higher in 2005 compared with 2004 due to an increase in corporate invested assets resulting primarily from the issuance of common stock under stock-based employee compensation plans. Investment income was higher in 2004 compared with 2003 due to an increase in corporate invested assets resulting primarily from the issuance of debt and equity securities during 2003.

      In 2004 and 2003, corporate and other results included a loss at The Chubb Institute, Inc., the post secondary educational subsidiary that we sold in September 2004. In both years, the effect of this loss was substantially offset by income from our investment in Allied World. Income from our investment in Allied World was significantly lower in 2005 than in the prior two years due to losses from Hurricane Katrina, our share of which was approximately $45 million.

Real Estate

      Real estate operations resulted in a loss before taxes of $41 million in 2005 compared with losses of $25 million in 2004 and $14 million in 2003. These amounts are included in the corporate and other results.

      During 2005, we committed to a plan to sell a parcel of land in New Jersey that we had previously intended to hold and develop. The decision to sell the property was based on our assessment of the current real estate market and our concern about zoning issues. As a result of our decision to sell this property, we reassessed the recoverability of its carrying value. Based on our reassessment, we recognized an impairment loss of $48 million during the year to reduce the carrying value of the property to its estimated fair value. The higher loss in 2004 compared with 2003 was due primarily to the recognition of impairment losses in 2004 on two commercial properties.

      Real estate revenues were $115 million in 2005, $70 million in 2004 and $72 million in 2003. In each year, we sold selected commercial properties as well as residential properties.

      In addition to the aforementioned parcel of land that we plan to sell, we own approximately $160 million of land that we expect will be developed in the future. Our real estate assets also include approximately $145 million of commercial properties and land parcels under lease.

      The recoverability of the carrying value of our real estate assets, other than the parcel of land that we plan to sell, is assessed based on our ability to fully recover costs through a future revenue stream. The assumptions used reflect future improvement in demand for office space, an increase in rental rates and the ability and intent to obtain financing in order to hold and develop such remaining properties and protect our interests over the long term. Management believes that it has made adequate provisions for impairment of real estate assets. However, if the assets are not sold or developed or if leased properties do not perform as presently contemplated, it is possible that additional impairment losses may be recognized that would have a material adverse effect on the Corporation’s results of operations.

REALIZED INVESTMENT GAINS AND LOSSES

      Net investment gains realized were as follows:

	Years Ended December 31

	2005	2004	2003

	(in millions)
Net realized gains (losses) on sales
Equity securities	$237	$225	$75
Fixed maturities	(35)	24	66
Transfer of reinsurance assumed business	171	—	—
Personal Lines Insurance Brokerage	16	—	—
Chubb Institute	—	(31)	—

	389	218	141

Other-than-temporary impairment
Equity securities	1	—	14
Fixed maturities	4	—	42

	5	—	56

Realized investment gains before tax	$384	$218	$85

Realized investment gains after tax	$248	$146	$55

      Of the net realized gains on sales of equity securities, $162 million, $155 million and $35 million in 2005, 2004 and 2003, respectively, related to our share of gains recognized by limited partnerships in which we have an interest.

      In December 2005, we transferred our ongoing reinsurance business and certain related assets to Harbor Point Limited. We recognized a gain of $171 million on this transaction, which is further discussed under “Transfer of Ongoing Reinsurance Assumed Business”.

      In September 2005, we completed the sale of Personal Lines Insurance Brokerage, Inc. Based on the terms of the sale, we recognized a gain of $16 million.

      In 2004, we sold The Chubb Institute. Under the terms of the sale, we recognized a loss of $31 million.

      A primary reason for the sale of fixed maturities in each of the last three years has been to improve our after-tax portfolio return without sacrificing quality where market opportunities have existed to do so. In the fourth quarter of 2005, to reduce our income tax liability, we engaged in a program to sell taxable and tax-exempt fixed maturities to generate realized losses to offset a portion of the gain related to the Harbor Point transaction.

      We regularly review those invested assets whose fair value is less than cost to determine if an other-than-temporary decline in value has occurred. In evaluating whether a decline in value of any investment is temporary or other-than-temporary, we consider various quantitative criteria and qualitative factors including the length of time and the extent to which the fair value has been less than the cost, the financial condition and near term prospects of the issuer, whether the issuer is current on contractually obligated interest and principal payments, our intent and ability to hold the investment for a period of time sufficient to allow us to recover our cost, general market conditions and industry or sector specific factors. If a decline in the fair value of an individual security is deemed to be other-than-temporary, the difference between cost and estimated fair value is charged to income as a realized investment loss. The fair value of the investment becomes its new cost basis.

      The writedowns of fixed maturities in 2003 were primarily due to collateral deterioration of several asset-backed securities and price declines of a few corporate credits in the airline and energy sectors.

      Information related to investment securities in an unrealized loss position at December 31, 2005 and 2004 is included in Note (3)(b) of the Notes to Consolidated Financial Statements.

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

      During the years 2000 through 2002, Chubb Insurance Company of Europe (Chubb Europe) incurred substantial losses. During 2002, we established a valuation allowance of $40 million for the portion of deferred income tax assets related to the expected future U.S. tax benefit of the losses and foreign taxes incurred by Chubb Europe that we could not recognize for accounting purposes due to the requirement to evaluate realization over a near term horizon. Due to profitable results in Chubb Europe during 2003, we concluded that it was more likely than not that the deferred tax assets would be realized over a near term horizon and we eliminated the valuation allowance.

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

Capital Resources

      Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. At December 31, 2005, the Corporation had shareholders’ equity of $12.4 billion and total debt of $2.5 billion.

      In 2002, Chubb issued $600 million of unsecured 4% senior notes due in 2007 and 24 million mandatorily exercisable warrants to purchase its common stock. The notes and warrants were issued together in the form of 7% equity units, each of which initially represented $25 principal amount of notes and one warrant. In August 2005, the notes were successfully remarketed as required by their terms. The interest rate on the notes was reset to 4.934%, effective August 16, 2005. The remarketed notes mature on November 16, 2007. Each warrant obligated the holder to purchase, on or before November 16, 2005, for a settlement price of $25, a variable number of shares of Chubb’s common stock. The number of shares purchased was determined based on a formula that considered the market price of Chubb’s common stock immediately prior to the time of settlement in relation to the $56.64 per share sale price of the common stock at the time the equity units were offered. Upon settlement of the warrants, Chubb issued 8,683,117 shares of common stock and received proceeds of $600 million.

      In June 2003, Chubb issued $460 million of unsecured 2.25% senior notes due in 2008 and 18.4 million purchase contracts to purchase its common stock. The notes and purchase contracts were issued together in the form of 7% equity units, each of which initially represents $25 principal amount of notes and one purchase contract. The notes will be remarketed in May 2006. Each purchase contract obligates the holder to purchase, for a settlement price of $25, a variable number of shares of Chubb’s common stock on or before August 16, 2006. The number of shares to be purchased will be determined based on a formula that considers the market price of Chubb’s common stock immediately prior to the time of settlement in relation to the $59.50 per share sale price of the common stock at the time the equity units were offered. Upon settlement of the purchase contracts, Chubb will receive proceeds of approximately $460 million and will issue between approximately 6,500,000 and 7,700,000 shares of common stock.

      The equity units are further described in Notes (8) and (18) of the Notes to Consolidated Financial Statements.

      Chubb also has outstanding $225 million of unsecured 3.95% notes due in 2008, $400 million of unsecured 6% notes due in 2011, $275 million of unsecured 5.2% notes due in 2013, $100 million of unsecured 6.6% debentures due in 2018 and $200 million of unsecured 6.8% debentures due in 2031. In August 2005, $300 million of 6.15% notes were paid when due.

      Chubb Executive Risk Inc., a wholly owned subsidiary, has outstanding $75 million of unsecured 7 1/8% notes due in 2007. Executive Risk Capital Trust, wholly owned by Chubb Executive Risk, has outstanding $125 million of 8.675% capital securities. The sole assets of the Trust are debentures issued by Chubb Executive Risk. The capital securities are subject to mandatory redemption in 2027 upon repayment of the debentures. The capital securities are also subject to mandatory redemption under certain circumstances beginning in 2007. Chubb has guaranteed the unsecured notes and the capital securities.

      Management continuously monitors the amount of capital resources that Chubb maintains both for itself and its operating subsidiaries. In connection with our long-term capital strategy, Chubb from time to time contributes capital to its property and casualty subsidiaries. In addition, in order to satisfy its capital needs as a result of any rating agency capital adequacy or other future rating issues, or in the event we were to need additional capital to make strategic investments in light of market opportunities, we may take a variety of actions, which could include the issuance of additional debt and/or equity securities.

      In June 2003, a shelf registration statement that Chubb filed in March 2003 was declared effective by the Securities and Exchange Commission. Under the registration statement, up to $2.5 billion of various types of securities may be issued. At December 31, 2005, approximately $650 million remained under the shelf registration statement.

      In December 2005, the Board of Directors authorized the repurchase of up to 14,000,000 shares of Chubb’s common stock. The authorization has no expiration date. The authorization replaced an existing program authorized by the Board in July 1998 to purchase up to 12,500,000 shares, of which 3,287,100 shares had remained available. We made no share repurchases during 2003 and 2004. We repurchased 1,393,900 shares in open market transactions in 2005 at a cost of $135 million. As of December 31, 2005, 12,606,100 shares remained under the current share repurchase authorization. Based on our outlook for 2006, we expect to repurchase all of the shares remaining under this authorization by the end of 2006.

      On January 3, 2006, we repurchased 2,550,000 shares under an accelerated stock buyback program at an initial price of $97.80 per share, for a total cost of approximately $250 million. At the end of the program, we may receive, or be required to pay, a price adjustment based on the volume weighted average price of Chubb’s common stock during the agreed upon program period, which will not exceed four months. The price adjustment may be settled, at our election, in Chubb’s common stock or cash.

Ratings

      Chubb and its insurance subsidiaries are rated by major rating agencies. These ratings reflect the rating agency’s opinion of our financial strength, operating performance, strategic position and ability to meet our obligations to policyholders.

      Credit ratings assess a company’s ability to repay its debts. The following table summarizes the Corporation’s credit ratings from the major independent rating organizations as of March 10, 2006.

	A.M. Best	Standard & Poor’s	Moody’s	Fitch

Senior unsecured debt rating	aa-	A	A2	A+
Commercial paper	AMB-1+	A-1	P-1	F-1

      Financial strength ratings assess an insurer’s ability to meet its financial obligations to policyholders. The following table summarizes our property and casualty subsidiaries’ financial strength ratings from the major independent rating organizations as of March 10, 2006.

	A.M. Best	Standard & Poor’s	Moody’s	Fitch

Financial strength	A++	AA	Aa2	AA

      Ratings are an important factor in establishing our competitive position in the insurance markets. There can be no assurance that our ratings will continue for any given period of time or that they will not be changed.

      It is possible that positive or negative ratings actions by one or more of the rating agencies may occur in the future. If our ratings were downgraded, we may incur higher borrowing costs and may have more limited means to access capital. In addition, a downgrade in our financial strength ratings could adversely affect the competitive position of our insurance operations, including a possible reduction in demand for our products in certain markets.

Liquidity

      Liquidity is a measure of our ability to generate sufficient cash flows to meet the short and long term cash requirements of our business operations.

      Our property and casualty operations provide liquidity in that premiums are generally received months or even years before losses are paid under the policies purchased by such premiums. Historically, cash receipts from operations, consisting of insurance premiums and investment income, have provided more than sufficient funds to pay losses, operating expenses and dividends to Chubb. After satisfying our cash requirements, excess cash flows are used to build the investment portfolio and thereby increase future investment income.

      Our strong underwriting results continued to generate substantial new cash in 2005. New cash from operations available for investment by the property and casualty subsidiaries was approximately $3.4 billion in 2005 compared with $3.8 billion in 2004 and $3.1 billion in 2003. New cash available in 2005 was lower than in 2004 due to a 17% increase in paid losses in 2005 whereas premium receipts were only modestly higher compared with 2004. The increase in paid losses in 2005 was due primarily to directors and officers liability payments related to accident years 2002 and prior, payments related to Hurricane Katrina and payments related to two surety claims. New cash available in 2004 was higher than in 2003 due to growth in premium receipts in 2004 whereas paid losses were nearly flat compared with 2003.

      In addition to cash from operations, the property and casualty subsidiaries received a capital contribution of $800 million from Chubb in the second quarter of 2003.

      Our property and casualty subsidiaries maintain investments in highly liquid, short-term and other marketable securities to provide for immediate cash needs.

      Chubb’s liquidity requirements in the past have been met by dividends from its property and casualty subsidiaries and the issuance of commercial paper and debt and equity securities. It is expected that our liquidity requirements in the future will be met by these sources of funds or borrowings from our credit facility.

      The declaration and payment of future dividends to Chubb’s shareholders will be at the discretion of Chubb’s Board of Directors and will depend upon many factors, including our operating results, financial condition, capital requirements and any regulatory constraints.

      As a holding company, Chubb’s ability to continue to pay dividends to shareholders and to satisfy its obligations, including the payment of interest and principal on debt obligations, relies on the availability of liquid assets, which is dependent in large part on the dividend paying ability of its property and casualty subsidiaries. Various state insurance laws restrict our property and casualty subsidiaries as to the amount of dividends they may pay without the prior approval of regulatory authorities. The restrictions are generally based on net income and on certain levels of policyholders’ surplus as determined in accordance with statutory accounting practices. Dividends in excess of such thresholds are considered “extraordinary” and require prior regulatory approval. During 2005, these subsidiaries paid to Chubb dividends totaling $617 million, including $520 million in cash and $97 million in other assets. The maximum dividend distribution that may be made by the property and casualty subsidiaries to Chubb during 2006 without prior approval is approximately $1.4 billion.

      We believe that our strong financial position and conservative debt level provide us with the flexibility and capacity to obtain funds externally through debt or equity financings on both a short term and long term basis.

      In June 2005, the Corporation entered into a revolving credit agreement with a group of banks that provides for unsecured borrowings of up to $500 million. The revolving credit facility terminates on June 22, 2010. On the termination date of the agreement, any loans then outstanding become payable. There have been no borrowings under this agreement. Various interest rate options are available to the Corporation, all of which are based on market interest rates. The agreement contains customary restrictive covenants including a covenant to maintain a minimum consolidated shareholders’ equity, as adjusted. The facility is available for general corporate purposes and to support our commercial paper borrowing arrangement. This facility replaced a $250 million short term revolving credit facility that expired and a $250 million medium term revolving credit facility that was terminated.

Contractual Obligations and Off-Balance Sheet Arrangements

      The following table provides our future payments due by period under contractual obligations as of December 31, 2005, aggregated by type of obligation.

		2007	2009
		and	and	There-
	2006	2008	2010	after	Total

	(in millions)
Principal due under long-term debt	$—	$1,360	$—	$1,100	$2,460
Interest and contract adjustment payments on long-term debt and equity units	137	196	134	534	1,001
Future minimum rental payments under operating leases	89	170	128	253	640

Total	$226	$1,726	$262	$1,887	$4,101

      The above table excludes certain commitments totaling $1.0 billion at December 31, 2005 to fund limited partnership investments. These capital commitments can be called by the partnerships during the commitment period (on average, 1 to 4 years) to fund working capital needs or the purchase of new investments.

      The above table also excludes estimated future cash flows related to our carried loss reserves at December 31, 2005. There is typically no stated contractual commitment associated with property and casualty insurance loss reserves. The obligation to pay a claim arises only when a covered loss event occurs and a settlement is reached. The vast majority of our loss reserves relate to claims for which settlements have not yet been reached. Our loss reserves therefore represent estimates of future payments. These estimates are dependent on the outcome of future events. Accordingly, the payment of the loss reserves is not fixed as to either amount or timing.

      Our gross liability for unpaid losses and loss expenses was $22.5 billion at December 31, 2005. Of this $22.5 billion liability, we estimate that approximately $6.3 billion will be paid in 2006, an aggregate $6.8 billion will be paid in 2007 and 2008, and an aggregate $3.4 billion will be paid in 2009 and 2010. The estimate is based on our historical loss payment patterns. The ultimate amount and timing of loss payments will likely vary materially from our estimate. We expect that these loss payments will be funded, in large part, by future cash receipts from operations.

      The Corporation does not have any material off-balance sheet arrangements, except as disclosed in Note (13) of the Notes to Consolidated Financial Statements.

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

      Our investment portfolio is primarily comprised of high quality bonds, principally tax-exempt, U.S. Treasury and government agency, mortgage-backed securities and corporate issues as well as foreign bonds that support our international operations. In addition, the portfolio includes equity securities, primarily publicly traded common stocks and private equity limited partnerships, held with the objective of capital appreciation.

      In 2005, 2004 and 2003, we invested new cash in tax-exempt bonds and taxable bonds and, to a lesser extent, equity securities. In 2005, the taxable bonds we invested in were primarily mortgage-backed securities and corporate bonds. In 2004, the taxable bonds were primarily U.S. Treasury securities, foreign government bonds and corporate bonds. In 2003, the taxable bonds were primarily U.S. Treasury securities, mortgage-backed securities and foreign government bonds. Our objective is to achieve the appropriate mix of taxable and tax-exempt securities in our portfolio to balance both investment and tax strategies. At December 31, 2005, 52% of our fixed maturity portfolio was invested in tax-exempt bonds compared with 51% at December 31, 2004 and 2003.

      Fixed maturity securities that we have the ability and intent to hold to maturity are classified as held-to-maturity. The remaining fixed maturities, which may be sold prior to maturity to support our investment strategies, such as in response to changes in interest rates and the yield curve or to maximize after-tax returns, are classified as available-for-sale. Fixed maturities classified as held-to-maturity are carried at amortized cost while fixed maturities classified as available-for-sale are carried at market value. At December 31, 2005 and 2004, 1% of the fixed maturity portfolio was classified as held-to-maturity compared with 2% at December 31, 2003.

      Changes in the general interest rate environment affect the returns available on new fixed maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the market value of existing fixed maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new investments but increases the market value of existing investments, creating the opportunity for realized investment gains on disposition.

      The unrealized appreciation before tax of investments carried at market value, which includes fixed maturities classified as available-for-sale and equity securities, was $478 million, $961 million and $1,036 million at December 31, 2005, 2004 and 2003, respectively. Such unrealized appreciation is reflected in a separate component of other comprehensive income, net of applicable deferred income tax.

      The unrealized market appreciation before tax of those fixed maturities carried at amortized cost was $11 million, $21 million and $35 million at December 31, 2005, 2004 and 2003, respectively. Such unrealized appreciation was not reflected in the consolidated financial statements.

      Changes in unrealized market appreciation or depreciation of fixed maturities were due primarily to fluctuations in interest rates.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments. Our primary exposure to market risks relates to our investment portfolio, which is sensitive to changes in interest rates and, to a lesser extent, credit quality, prepayment, foreign currency exchange rates and equity prices. We also have exposure to market risks through our debt obligations. Analytical tools and monitoring systems are in place to assess each of these elements of market risk.

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

      The following table provides information about our fixed maturity investments, which are sensitive to changes in interest rates. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates at December 31, 2005 and 2004. The cash flows are based on the earlier of the call date or the maturity date or, for mortgage-backed securities, expected payment patterns. Actual cash flows could differ from the expected amounts.

	At December 31, 2005

							Total

								Estimated
						There-	Amortized	Market
	2006	2007	2008	2009	2010	after	Cost	Value

	(in millions)
Tax-exempt	$742	$715	$942	$1,031	$1,092	$11,131	$15,653	$15,965
Average interest rate	5.5%	5.3%	5.1%	5.1%	4.8%	4.1%	—	—
Taxable — other than mortgage- backed securities	912	1,261	1,415	1,659	1,257	3,662	10,166	10,267
Average interest rate	4.6%	4.5%	4.6%	4.4%	4.8%	5.0%	—	—
Mortgage-backed securities	411	446	704	579	539	1,671	4,350	4,302
Average interest rate	4.8%	4.6%	5.2%	4.7%	4.6%	4.9%	—	—

Total	$2,065	$2,422	$3,061	$3,269	$2,888	$16,464	$30,169	$30,534

	At December 31, 2004

							Total

								Estimated
						There-	Amortized	Market
	2005	2006	2007	2008	2009	after	Cost	Value

	(in millions)
Tax-exempt	$1,020	$547	$756	$846	$1,010	$9,661	$13,840	$14,410
Average interest rate	5.8%	5.4%	5.3%	5.0%	5.1%	4.2%	—	—
Taxable — other than mortgage- backed securities	749	1,191	909	1,550	1,620	3,633	9,652	9,866
Average interest rate	4.3%	3.7%	4.3%	4.2%	4.4%	5.1%	—	—
Mortgage-backed securities	409	376	431	665	436	1,394	3,711	3,754
Average interest rate	4.8%	4.8%	4.6%	5.3%	4.7%	4.9%	—	—

Total	$2,178	$2,114	$2,096	$3,061	$3,066	$14,688	$27,203	$28,030

      Credit risk is the potential loss resulting from adverse changes in the issuer’s ability to repay the debt obligation. We have consistently invested in high quality marketable securities. As a result, we believe that we have minimal credit quality risk. About 75% of the taxable bonds in our portfolio are issued by the U.S. Treasury or U.S. government agencies or rated AA or better by Moody’s or Standard and Poor’s. Of the tax-exempt bonds, about 95% are rated AA or better with about 70% rated AAA. About 2% of our bond portfolio is below investment grade. Our taxable bonds have an average maturity of five years, while our tax-exempt bonds mature on average in nine years.

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

      Mortgage-backed securities comprised 30% and 28% of our taxable bond portfolio at year-end 2005 and 2004, respectively. About 73% of our mortgage-backed securities holdings at December 31, 2005 related to residential mortgages consisting of government agency pass-through securities, government agency collateralized mortgage obligations (CMOs) and AAA rated non-agency CMOs backed by government agency collateral or single family home mortgages. The majority of the CMOs are actively traded in liquid markets and market value information is readily available from broker/ dealers. An additional 20% of our mortgage-backed securities were call protected, AAA rated commercial mortgage-backed securities. The remaining mortgage-backed holdings were in investment grade commercial mortgage-backed securities.

      Foreign currency risk is the sensitivity to foreign exchange rate fluctuations of the market value and investment income related to foreign currency denominated financial instruments. The functional currency of our foreign operations is generally the currency of the local operating environment since business is primarily transacted in such local currency. We reduce the risks relating to currency fluctuations by maintaining investments in those foreign currencies in which our property and casualty subsidiaries have loss reserves and other liabilities. Such investments generally have characteristics similar to our liabilities in those currencies. At December 31, 2005, the property and casualty subsidiaries held non-U.S. investments of $4.6 billion supporting their international operations. These investments have quality and maturity characteristics similar to our domestic portfolio. The principal currencies creating foreign exchange rate risk for the property and casualty subsidiaries are the Canadian dollar, the British pound sterling and the euro.

      The following table provides information about those fixed maturity investments that are denominated in these currencies. The table presents cash flows of principal amounts in U.S. dollar equivalents by expected maturity dates at December 31, 2005. Actual cash flows could differ from the expected amounts.

	At December 31, 2005

							Total

								Estimated
						There-	Amortized	Market
	2006	2007	2008	2009	2010	after	Cost	Value

	(in millions)
Canadian dollar	$119	$136	$201	$149	$202	$446	$1,253	$1,279
British pound sterling	28	48	114	198	150	565	1,103	1,129
Euro	38	122	88	142	61	370	821	848

      Equity price risk is the potential loss in market value of our equity securities resulting from adverse changes in stock prices. In general, equities have more year-to-year price variability than intermediate term high grade bonds. However, returns over longer time frames have been consistently higher. Our publicly traded equity securities are high quality, diversified across industries and readily marketable. Our portfolio also includes investments in private equity limited partnerships. These investments by their nature are less liquid and involve more risk than other investments. We actively manage our market risk through type of asset class and domestic and international diversification. We do extensive research and due diligence prior to investing. We review the performance of these investments on a quarterly basis and we obtain audited financial statements.

      A hypothetical decrease of 10% in the market price of each of the equity securities held at December 31, 2005 and 2004 would have resulted in a decrease of $221 million and $184 million, respectively, in the fair value of the equity securities portfolio.

      All of the above risks are monitored on an ongoing basis. A combination of in-house systems and proprietary models and externally licensed software are used to analyze individual securities as well as each portfolio. These tools provide the portfolio managers with information to assist them in the evaluation of the market risks of the portfolio.

Debt

      We also have interest rate risk on our debt obligations. The following table provides information about our long term debt obligations and related interest rate swap at December 31, 2005. For debt obligations, the table presents expected cash flow of principal amounts and related weighted average interest rates by maturity date. For the interest rate swap, the table presents the notional amount and related average interest rates by maturity date.

	At December 31, 2005

									Estimated
						There-			Market
	2006	2007	2008	2009	2010	after		Total	Value

	(in millions)
Long-term debt
Expected cash flows of principal amounts	$—	$675	$685	$—	$—	$1,100		$2,460	$2,714
Average interest rate	—	5.2%	2.8%	—	—	6.3%
Interest rate swap
Notional amount	$—	$—	$—	$—	$—	$125		$125	$7
Variable pay rate						6.6	%(a)
Fixed receive rate						8.7%

(a)	3 month LIBOR rate plus 204 basis points

Item 8.  Consolidated Financial Statements and Supplementary Data

      Consolidated financial statements of the Corporation at December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005 and the report thereon of our independent registered public accounting firm, and the Corporation’s unaudited quarterly financial data for the two-year period ended December 31, 2005 are listed in Item 15(a) of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.  Controls and Procedures

      As of December 31, 2005, an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures was performed under the supervision and with the participation of the Corporation’s management, including the chief executive officer and chief financial officer. Based on that evaluation, Chubb’s chief executive officer and chief financial officer concluded that the Corporation’s disclosure controls and procedures were effective as of the evaluation date.

      During the three month period ended December 31, 2005, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

      Management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. The Corporation’s internal control over financial reporting was designed under the supervision of and with the participation of the Corporation’s management, including Chubb’s chief executive officer and chief financial officer, to provide reasonable assurance regarding the reliability of the Corporation’s financial reporting and the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

      Management conducted an assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2005, the Corporation’s internal control over financial reporting is effective.

      Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Corporation’s consolidated financial statements. Their attestation report on management’s assessment of the Corporation’s internal control over financial reporting is shown on page 61.

Item 9B.  Other Information

      None.

Report of Independent Registered Public Accounting Firm

Ernst & Young LLP

5 Times Square
New York, New York 10036

The Board of Directors and Shareholders

The Chubb Corporation

      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that The Chubb Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.

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

      In our opinion, management’s assessment that The Chubb Corporation maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, The Chubb Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Chubb Corporation as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, cash flows and comprehensive income for each of the three years in the period ended December 31, 2005 and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

March 10, 2006

PART III.

Item 10.  Directors and Executive Officers of the Registrant

      Information regarding Chubb’s directors is incorporated by reference from Chubb’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders under the caption “Our Board of Directors.” Information regarding Chubb’s executive officers is included in Part I of this report under the caption “Executive Officers of the Registrant.” Information regarding Section 16 reporting compliance of Chubb’s directors, executive officers and 10% beneficial owners is incorporated by reference from Chubb’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Information regarding Chubb’s Code of Ethics for CEO and Senior Financial Officers is included in Item 1 of this report under the caption “Business — General.” Information regarding the Audit Committee of Chubb’s Board of Directors and its Audit Committee financial experts is incorporated by reference from Chubb’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders under the captions “Corporate Governance — Audit Committee” and “Committee Assignments.”

Item 11.  Executive Compensation

      Incorporated by reference from Chubb’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders, under the captions “Corporate Governance — Directors’ Compensation” and “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Incorporated by reference from Chubb’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13.  Certain Relationships and Related Transactions

      Incorporated by reference from Chubb’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders, under the caption “Certain Transactions and Other Matters.”

Item 14.  Principal Accountant Fees and Services

      Incorporated by reference from Chubb’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders, under the caption “Proposal 3: Ratification of Appointment of Independent Auditor.”

PART IV.

Item 15.     Exhibits, Financial Statements and Schedules

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
March 3, 2006

By	/s/ JOHN D. FINNEGAN

(John D. Finnegan Chairman, President and
Chief Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JOHN D. FINNEGAN (John D. Finnegan)	Chairman, President, Chief Executive Officer and Director	March 3, 2006

/s/ ZOË BAIRD (Zoë Baird)	Director	March 3, 2006

/s/ SHEILA P. BURKE (Sheila P. Burke)	Director	March 3, 2006

/s/ JAMES I. CASH, JR. (James I. Cash, Jr.)	Director	March 3, 2006

/s/ JOEL J. COHEN (Joel J. Cohen)	Director	March 3, 2006

/s/ JAMES M. CORNELIUS (James M. Cornelius)	Director	March 3, 2006

/s/ KLAUS J. MANGOLD (Klaus J. Mangold)	Director	March 3, 2006

Signature	Title	Date

/s/ DAVID G. SCHOLEY (David G. Scholey)	Director	March 3, 2006

/s/ RAYMOND G.H. SEITZ (Raymond G.H. Seitz)	Director	March 3, 2006

/s/ LAWRENCE M. SMALL (Lawrence M. Small)	Director	March 3, 2006

/s/ DANIEL E. SOMERS (Daniel E. Somers)	Director	March 3, 2006

/s/ KAREN HASTIE WILLIAMS (Karen Hastie Williams)	Director	March 3, 2006

/s/ ALFRED W. ZOLLAR (Alfred W. Zollar)	Director	March 3, 2006

/s/ MICHAEL O’REILLY (Michael O’Reilly)	Vice Chairman and Chief Financial Officer	March 3, 2006

/s/ HENRY B. SCHRAM (Henry B. Schram)	Senior Vice President and Chief Accounting Officer	March 3, 2006

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ERNST & YOUNG LLP
5 Times Square
New York, New York 10036
The Board of Directors and Shareholders
The Chubb Corporation
      We have audited the accompanying consolidated balance sheets of The Chubb Corporation as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, cash flows and comprehensive income for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Chubb Corporation at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the effectiveness of The Chubb Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
March 10, 2006

THE CHUBB CORPORATION
Consolidated Statements of Income

	In Millions,
	Except For Per Share Amounts
	Years Ended December 31
	2005	2004	2003

Revenues
Premiums Earned	$12,176.0	$11,635.7	$10,182.5
Investment Income	1,407.7	1,256.0	1,118.3
Other Revenues	115.1	67.3	8.8
Realized Investment Gains	383.5	218.2	84.4

TOTAL REVENUES	14,082.3	13,177.2	11,394.0

Losses and Expenses
Insurance Losses and Loss Expenses	7,813.5	7,320.9	6,867.2
Amortization of Deferred Policy Acquisition Costs	2,930.4	2,843.3	2,535.6
Other Insurance Operating Costs and Expenses	512.1	630.1	704.7
Investment Expenses	29.2	24.7	29.0
Other Expenses	160.7	110.9	150.4
Corporate Expenses	189.4	179.1	173.5

TOTAL LOSSES AND EXPENSES	11,635.3	11,109.0	10,460.4

INCOME BEFORE FEDERAL AND FOREIGN INCOME TAX	2,447.0	2,068.2	933.6

Federal and Foreign Income Tax	621.1	519.8	124.8

NET INCOME	$1,825.9	$1,548.4	$808.8

Net Income Per Share
Basic	$9.21	$8.15	$4.51
Diluted	8.94	8.01	4.46
See accompanying notes.

THE CHUBB CORPORATION
Consolidated Balance Sheets

	In Millions
	December 31
	2005	2004

Assets
Invested Assets
Short Term Investments	$1,898.5	$1,307.5
Fixed Maturities
Held-to-Maturity — Tax Exempt (market $215.8 and $338.3)	204.6	317.2
Available-for-Sale
Tax Exempt (cost $15,448.5 and $13,522.6)	15,749.5	14,071.3
Taxable (cost $14,515.8 and $13,362.7)	14,568.4	13,620.8
Equity Securities (cost $2,088.1 and $1,687.3)	2,212.4	1,841.3

TOTAL INVESTED ASSETS	34,633.4	31,158.1

Cash	35.6	41.7
Securities Lending Collateral	2,076.8	1,853.9
Accrued Investment Income	391.0	350.0
Premiums Receivable	2,319.2	2,336.4
Reinsurance Recoverable on Unpaid Losses and Loss Expenses	3,769.2	3,483.2
Prepaid Reinsurance Premiums	244.2	328.3
Deferred Policy Acquisition Costs	1,444.8	1,434.7
Real Estate Assets	367.4	474.2
Investment in Partially Owned Company	260.0	346.2
Deferred Income Tax	622.5	533.5
Goodwill	467.4	467.4
Other Assets	1,429.2	1,452.7

TOTAL ASSETS	$48,060.7	$44,260.3

Liabilities
Unpaid Losses and Loss Expenses	$22,481.7	$20,291.9
Unearned Premiums	6,360.7	6,355.9
Securities Lending Payable	2,076.8	1,853.9
Long Term Debt	2,467.3	2,813.7
Dividend Payable to Shareholders	90.2	75.0
Accrued Expenses and Other Liabilities	2,177.0	2,743.5

TOTAL LIABILITIES	35,653.7	34,133.9

Commitments and Contingent Liabilities (Notes 7 and 13)

Shareholders’ Equity
Preferred Stock — Authorized 4,000,000 Shares; $1 Par Value; Issued — None	—	—
Common Stock — Authorized 600,000,000 Shares; $1 Par Value; Issued 210,432,298 and 195,803,824 Shares	210.4	195.8
Paid-In Surplus	2,364.4	1,319.1
Retained Earnings	9,599.7	8,119.1
Accumulated Other Comprehensive Income
Unrealized Appreciation of Investments, Net of Tax	310.7	624.5
Foreign Currency Translation Gains, Net of Tax	56.7	79.0
Treasury Stock, at Cost — 1,393,900 and 3,127,282 Shares	(134.9)	(211.1)

TOTAL SHAREHOLDERS’ EQUITY	12,407.0	10,126.4

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$48,060.7	$44,260.3

See accompanying notes.

THE CHUBB CORPORATION
Consolidated Statements of Shareholders’ Equity

	In Millions
	Years Ended December 31
	2005	2004	2003

Preferred Stock
Balance, Beginning and End of Year	$—	$—	$—

Common Stock
Balance, Beginning of Year	195.8	195.8	180.3
Shares Issued Upon Settlement of Equity Unit Warrants	8.7	—	—
Common Stock Offering	—	—	15.5
Shares Issued Under Stock-Based Employee Compensation Plans	5.9	—	—

Balance, End of Year	210.4	195.8	195.8

Paid-In Surplus
Balance, Beginning of Year	1,319.1	1,318.8	445.4
Shares Issued Upon Settlement of Equity Unit Warrants	591.3	—	—
Common Stock Offering	—	—	871.3
Issuance of Equity Units	—	—	(78.1)
Changes Related to Stock-Based Employee Compensation (includes tax benefit (charge) of $84.1, $(2.2) and $17.5)	454.0	.3	80.2

Balance, End of Year	2,364.4	1,319.1	1,318.8

Retained Earnings
Balance, Beginning of Year	8,119.1	6,868.9	6,319.0
Net Income	1,825.9	1,548.4	808.8
Dividends Declared (per share $1.72, $1.56 and $1.44)	(345.3)	(298.2)	(258.9)

Balance, End of Year	9,599.7	8,119.1	6,868.9

Unrealized Appreciation of Investments
Balance, Beginning of Year	624.5	673.6	585.5
Change During Year, Net of Tax	(313.8)	(49.1)	88.1

Balance, End of Year	310.7	624.5	673.6

Foreign Currency Translation Gains (Losses)
Balance, Beginning of Year	79.0	12.0	(56.5)
Change During Year, Net of Tax	(22.3)	67.0	68.5

Balance, End of Year	56.7	79.0	12.0

Receivable from Employee Stock Ownership Plan
Balance, Beginning of Year	—	(17.9)	(34.1)
Principal Repayments	—	17.9	16.2

Balance, End of Year	—	—	(17.9)

Treasury Stock, at Cost
Balance, Beginning of Year	(211.1)	(529.2)	(613.9)
Repurchase of Shares	(134.9)	—	—
Shares Issued Under Stock-Based Employee Compensation Plans	211.1	318.1	84.7

Balance, End of Year	(134.9)	(211.1)	(529.2)

TOTAL SHAREHOLDERS’ EQUITY	$12,407.0	$10,126.4	$8,522.0

See accompanying notes.

         THE CHUBB CORPORATION
            Consolidated Statements of Cash Flows

	In Millions
	Years Ended December 31
	2005	2004	2003

Cash Flows from Operating Activities
Net Income	$1,825.9	$1,548.4	$808.8
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Increase in Unpaid Losses and Loss Expenses, Net	1,903.8	2,287.5	1,879.6
Increase in Unearned Premiums, Net	106.6	417.2	885.4
Decrease (Increase) in Premiums Receivable	17.2	(148.4)	(147.4)
Increase in Deferred Policy Acquisition Costs	(16.7)	(76.6)	(168.3)
Decrease in Liability Related to Principal and Interest Guarantee	(186.4)	—	—
Deferred Income Tax (Credit)	83.8	85.0	(96.9)
Amortization of Premiums and Discounts on Fixed Maturities	216.8	98.0	63.2
Depreciation	90.8	105.6	108.0
Realized Investment Gains	(383.5)	(218.2)	(84.4)
Other, Net	97.2	(9.9)	115.8

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,755.5	4,088.6	3,363.8

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturities — Available-for-Sale	7,481.7	3,920.3	6,165.3
Proceeds from Maturities of Fixed Maturities	1,683.4	2,048.1	2,105.5
Proceeds from Sales of Equity Securities	697.5	779.7	501.0
Purchases of Fixed Maturities	(12,206.6)	(11,465.2)	(12,139.5)
Purchases of Equity Securities	(862.1)	(860.4)	(824.0)
Decrease (Increase) in Short Term Investments, Net	(591.0)	1,388.4	(939.2)
Increase (Decrease) in Net Payable from Security Transactions not Settled	(110.6)	126.6	(31.1)
Purchases of Property and Equipment, Net	(40.5)	(64.7)	(74.3)
Other, Net	97.4	(1.1)	3.2

NET CASH USED IN INVESTING ACTIVITIES	(3,850.8)	(4,128.3)	(5,233.1)

Cash Flows from Financing Activities
Proceeds from Issuance of Long Term Debt	—	—	960.0
Repayment of Long Term Debt	(300.7)	(.4)	(100.4)
Increase (Decrease) in Funds Held Under Deposit Contracts	(276.5)	44.2	347.2
Proceeds from Common Stock Offering	—	—	886.8
Proceeds from Common Stock Issued Upon Settlement of Equity Unit Warrants	600.0	—	—
Proceeds from Issuance of Common Stock Under Stock-Based Employee Compensation Plans	531.4	258.4	43.8
Repurchase of Shares	(134.9)	—	—
Dividends Paid to Shareholders	(330.1)	(290.9)	(251.1)
Other, Net	—	17.9	(6.7)

NET CASH PROVIDED BY FINANCING ACTIVITIES	89.2	29.2	1,879.6

Net Increase (Decrease) in Cash	(6.1)	(10.5)	10.3
Cash at Beginning of Year	41.7	52.2	41.9

CASH AT END OF YEAR	$35.6	$41.7	$52.2

Consolidated Statements of Comprehensive Income

Net Income	$1,825.9	$1,548.4	$808.8

Other Comprehensive Income
Change in Unrealized Appreciation of Investments, Net of Tax	(313.8)	(49.1)	88.1
Foreign Currency Translation Gains (Losses), Net of Tax	(22.3)	67.0	68.5

	(336.1)	17.9	156.6

COMPREHENSIVE INCOME	$1,489.8	$1,566.3	$965.4

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
   Certain amounts in the consolidated financial statements for prior years have been reclassified to conform with the 2005 presentation.
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
   Equity securities include common stocks, non-redeemable preferred stocks and private equity limited partnerships. Common and non-redeemable preferred stocks are carried at market value as of the balance sheet date. Limited partnerships are carried at the Corporation’s equity in the estimated fair value of the investments held by the partnerships.
   Unrealized appreciation or depreciation of investments carried at market value is excluded from net income and credited or charged, net of applicable deferred income tax, directly to a separate component of comprehensive income. Changes in the Corporation’s equity in the limited partnerships are included in income as realized investment gains or losses.
   Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold and are credited or charged to income. When the market value of any investment is lower than its cost, an assessment is made to determine whether the decline is temporary or other-than-temporary. If the decline is deemed to be other-than-temporary, the investment is written down to market value and the amount of the writedown is charged to income as a realized investment loss. The market value of the investment becomes its new cost basis.
   The Corporation engages in a securities lending program to generate additional income, whereby certain securities from its portfolios are loaned to other institutions for short periods of time. The Corporation’s policy is to require initial collateral equal to at least 102% of the market value of the loaned securities. In those instances where cash collateral is obtained from the borrower, the collateral is invested by the lending agent in accordance with the Corporation’s guidelines. The cash collateral is recognized as an asset with a corresponding liability for the obligation to return the collateral. In instances where non-cash collateral is obtained from the borrower, the Corporation does not recognize the receipt of the collateral held by the lending agent or the obligation to return the collateral as there exists no right to sell or repledge the collateral. The Corporation retains a portion of the income earned from the cash collateral or receives a fee from the borrower. Under the terms of the securities lending program, the lending agent indemnifies the Corporation against borrower defaults. The Corporation maintains effective control over securities loaned and therefore continues to report such securities as invested assets. The market value of the loaned securities was $2,801.2 million and $1,805.5 million at December 31, 2005 and 2004, respectively. Of these amounts, $2,511.4 million and $1,798.0 million, respectively, comprised available-for-sale fixed maturities and the balance comprised equity securities.

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
   Acquisition costs that vary with and are primarily related to the production of business are deferred and amortized over the period in which the related premiums are earned. Such costs include commissions, premium taxes and certain other underwriting and policy issuance costs. Commissions received related to reinsurance premiums ceded are considered in determining net acquisition costs eligible for deferral. Deferred policy acquisition costs are reviewed to determine whether they are recoverable from future income. If such costs are deemed to be unrecoverable, they are expensed. Anticipated investment income is considered in the determination of the recoverability of deferred policy acquisition costs.
(d) Unpaid Losses and Loss Expenses
   Unpaid losses and loss expenses (also referred to as loss reserves) include the accumulation of individual case estimates for claims that have been reported and estimates of claims that have been incurred but not reported as well as estimates of the expenses associated with processing and settling all reported and unreported claims, less estimates of anticipated salvage and subrogation recoveries. Loss reserves are not discounted to present value.
   Estimates are based upon past loss experience modified for current trends as well as prevailing economic, legal and social conditions. Such estimates are regularly reviewed and updated. Any changes in estimates are reflected in operating results in the period in which the estimates are changed.
   Reinsurance recoverable on unpaid losses and loss expenses represents an estimate of the portion of gross loss reserves that will be recovered from reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the gross losses associated with the reinsured policies. A provision for estimated uncollectible reinsurance is recorded based on an evaluation of balances due from reinsurers, changes in the credit standing of the reinsurers, coverage disputes and other relevant factors.
(e) Financial Products
   Credit derivatives, principally portfolio credit default swaps, are carried at estimated fair value as of the balance sheet date. Changes in fair value are recognized in income in the period of the change and are included in other revenues.
   Assets and liabilities related to the credit derivatives are included in other assets and other liabilities.
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
(h) Goodwill
   Goodwill represents the excess of the purchase price over the fair value of net assets of entities acquired. Goodwill is tested for impairment at least annually.

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
   The Corporation does not consider the earnings of its foreign subsidiaries to be permanently reinvested. Accordingly, provision has been made for the expected U.S. federal income tax liabilities applicable to undistributed earnings of foreign subsidiaries.
(k) Stock-Based Employee Compensation
   The fair value method of accounting is used for stock-based employee compensation plans. Under the fair value method, compensation cost is measured based on the fair value of the award at the grant date and recognized over the service period.
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
   In 2005, the Corporation transferred its ongoing reinsurance assumed business and certain related assets to Harbor Point Limited (see Note (2)). In exchange, the Corporation received from Harbor Point $200 million of 6% convertible notes and warrants to purchase common stock of Harbor Point.
   In 2005, a mortgage payable of $41.6 million was assumed by an unaffiliated joint venture in connection with the disposition of the Corporation’s interest in a variable interest entity in which it was the primary beneficiary.
   These noncash transactions have been excluded from the consolidated statement of cash flows.

(n)	Accounting Pronouncements Not Yet Adopted
   In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Nos. 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The FSP clarifies that an investor shall recognize an impairment loss when the impairment is deemed to be other-than-temporary even if a decision to sell the impaired security has not been made. FSP Nos. 115-1 and 124-1 nullifies certain requirements and carries forward other requirements of Emerging Issues Task Force (EITF) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The guidance in the FSP is effective for the Corporation for the year beginning January 1, 2006. The implementation of the FSP is not expected to have a significant effect on the Corporation’s financial position or results of operations.
   In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, which revised SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) requires companies to adopt the fair value method of accounting for stock-based employee compensation plans. In April 2005, the Securities and Exchange Commission delayed the effective date for compliance with SFAS No. 123(R). As a result, the provisions of SFAS No. 123(R) are now effective for the Corporation for the year beginning January 1, 2006. The fair value method of accounting for stock-based employee compensation plans as defined in SFAS No. 123(R) is similar in most respects to the fair value method defined in SFAS No. 123. Since the Corporation has already adopted the fair value method of accounting for stock-based employee compensation plans, the adoption of SFAS No. 123(R) is not expected to have a significant effect on the Corporations’s financial position or results of operations.

(2)	Transfer of Ongoing Reinsurance Assumed Business
   In December 2005, the Corporation completed a transaction involving a new Bermuda based reinsurance company, Harbor Point Limited.
   As part of the transaction, the Corporation transferred its ongoing reinsurance assumed business and certain related assets, including renewal rights, to Harbor Point. In exchange, the Corporation received from Harbor Point $200 million of 6% convertible notes and warrants to purchase common stock of Harbor Point. The notes and warrants represent in the aggregate on a fully diluted basis approximately 16% of the new company.
   Harbor Point generally did not assume the reinsurance liabilities relating to reinsurance contracts incepting prior to December 31, 2005. Those liabilities and the related assets were retained by the P&C Group.
   Other than pursuant to certain arrangements entered into with Harbor Point, the P&C Group will generally no longer engage directly in the reinsurance assumed business. Harbor Point will have the right for a transition period of up to two years to underwrite specific reinsurance business on the P&C Group’s behalf. The P&C Group will retain a portion of this business and will cede the balance to Harbor Point in return for a fronting commission.
   The transaction resulted in a pre-tax gain of $204.2 million, of which $171.0 million was recognized in 2005 and $33.2 million was deferred. The portion of the gain that was deferred was based on the Corporation’s economic interest in Harbor Point.
   The Corporation will receive additional payments over the next two years based on the amount of P&C Group business renewed by Harbor Point. The Corporation will recognize these amounts in income when earned.
(3) Invested Assets and Related Income
   (a) The amortized cost and estimated market value of fixed maturities were as follows:

	December 31

	2005				2004

		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Appreciation	Depreciation	Value	Cost	Appreciation	Depreciation	Value

	(in millions)
Held-to-maturity — Tax exempt	$204.6	$11.2	$—	$215.8	$317.2	$21.1	$—	$338.3

Available-for-sale
Tax exempt	15,448.5	362.0	61.0	15,749.5	13,522.6	570.2	21.5	14,071.3

Taxable
U.S. Government and government agency and authority obligations	2,769.9	5.7	17.2	2,758.4	2,804.7	13.6	13.6	2,804.7
Corporate bonds	2,608.3	56.4	34.6	2,630.1	2,437.9	107.3	11.4	2,533.8
Foreign bonds	4,747.0	107.1	16.7	4,837.4	4,353.6	125.8	7.2	4,472.2
Mortgage-backed securities	4,350.1	33.8	81.5	4,302.4	3,711.3	71.6	28.6	3,754.3
Redeemable preferred stocks	40.5	—	.4	40.1	55.2	.7	.1	55.8

	14,515.8	203.0	150.4	14,568.4	13,362.7	319.0	60.9	13,620.8

Total available-for-sale	29,964.3	565.0	211.4	30,317.9	26,885.3	889.2	82.4	27,692.1

Total fixed maturities	$30,168.9	$576.2	$211.4	$30,533.7	$27,202.5	$910.3	$82.4	$28,030.4

   The amortized cost and estimated market value of fixed maturities at December 31, 2005 by contractual maturity were as follows:

		Estimated
	Amortized	Market
	Cost	Value

	(in millions)
Held-to-maturity
Due in one year or less	$40.1	$40.4
Due after one year through five years	108.7	112.4
Due after five years through ten years	46.5	52.9
Due after ten years	9.3	10.1

	$204.6	$215.8

Available-for-sale
Due in one year or less	$1,058.2	$1,061.7
Due after one year through five years	6,791.6	6,845.4
Due after five years through ten years	9,273.9	9,449.5
Due after ten years	8,490.5	8,658.9

	25,614.2	26,015.5

Mortgage-backed securities	4,350.1	4,302.4

	$29,964.3	$30,317.9

   Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations.

   (b) The components of unrealized appreciation or depreciation of investments carried at market value were as follows:

	December 31

	2005	2004

	(in millions)
Equity securities
Gross unrealized appreciation	$162.7	$162.5
Gross unrealized depreciation	38.4	8.5

	124.3	154.0

Fixed maturities
Gross unrealized appreciation	565.0	889.2
Gross unrealized depreciation	211.4	82.4

	353.6	806.8

	477.9	960.8
Deferred income tax liability	167.2	336.3

	$310.7	$624.5

   When the market value of any investment is lower than its cost, an assessment is made to determine whether the decline is temporary or other-than-temporary. The assessment is based on both quantitative criteria and qualitative information and considers a number of factors including, but not limited to, the length of time and the extent to which the market value has been less than the cost, the financial condition and near term prospects of the issuer, whether the issuer is current on contractually obligated interest and principal payments, the intent and ability of the Corporation to hold the investment for a period of time sufficient to allow for the recovery of cost, general market conditions and industry or sector specific factors. Based on a review of the securities in an unrealized loss position of December 31, 2005 and 2004, management believes that none of the declines in market value at those dates were other-than-temporary.
   The following table summarizes, for all investment securities in an unrealized loss position at December 31, 2005, the aggregate market value and gross unrealized depreciation by investment category and length of time that individual securities have continuously been in an unrealized loss position.

	Less Than 12 Months		12 Months or More		Total

	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Depreciation	Value	Depreciation	Value	Depreciation

			(in millions)
Fixed maturities – available-for-sale
Tax exempt	$3,984.0	$40.3	$829.4	$20.7	$4,813.4	$61.0

Taxable
U.S. Government and government agency and authority obligations	977.7	6.4	437.7	10.8	1,415.4	17.2
Corporate bonds	948.2	22.6	303.3	12.0	1,251.5	34.6
Foreign bonds	1,283.7	14.3	79.5	2.4	1,363.2	16.7
Mortgage-backed securities	1,804.4	32.5	1,319.2	49.0	3,123.6	81.5
Redeemable preferred stocks	—	—	10.1	.4	10.1	.4

	5,014.0	75.8	2,149.8	74.6	7,163.8	150.4

Total fixed maturities – available-for-sale	8,998.0	116.1	2,979.2	95.3	11,977.2	211.4

Equity securities	185.8	26.2	67.1	12.2	252.9	38.4

	$9,183.8	$142.3	$3,046.3	$107.5	$12,230.1	$249.8

   The total gross unrealized depreciation amount at December 31, 2005 comprised approximately 1,425 securities, of which 1,375 were fixed maturities. Almost all of the fixed maturities in an unrealized loss position were investment grade securities depressed due to changes in interest rates from the date of purchase. There were no securities with a market value less than 80% of the security’s amortized cost for six continuous months. Securities in an unrealized loss position for less than twelve months comprised approximately 1,150 securities, of which 99% were securities with a market value to amortized cost ratio at or greater than 90%. Securities in an unrealized loss position for twelve months or more comprised approximately 275 securities, of which 98% were securities with a market value to amortized cost ratio at or greater than 90%.
   At December 31, 2004, fixed maturities and equity securities with an aggregate market value of $7,512.0 million were in an unrealized loss position and the gross unrealized depreciation of such securities was $90.9 million. Securities with a market value of $1,685.3 million had been in an unrealized loss position for twelve months or more and the gross unrealized depreciation of such securities was $36.2 million.

   The change in unrealized appreciation or depreciation of investments carried at market value was as follows:

	Years Ended December 31

	2005	2004	2003

	(in millions)
Change in unrealized appreciation or depreciation of equity securities	$(29.7)	$21.0	$139.1
Change in unrealized appreciation of fixed maturities	(453.2)	(96.4)	(3.7)

	(482.9)	(75.4)	135.4
Deferred income tax (credit)	(169.1)	(26.3)	47.3

	$(313.8)	$(49.1)	$88.1

   The unrealized appreciation of fixed maturities carried at amortized cost is not reflected in the financial statements. The change in unrealized appreciation of fixed maturities carried at amortized cost was a decrease of $9.9 million, $14.1 million and $20.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.
  (c) The sources of net investment income were as follows:

	Years Ended December 31

	2005	2004	2003

	(in millions)
Fixed maturities	$1,295.7	$1,155.5	$1,003.0
Equity securities	50.2	50.0	36.2
Short term investments	52.8	44.3	71.3
Other	9.0	6.2	7.8

Gross investment income	1,407.7	1,256.0	1,118.3
Investment expenses	29.2	24.7	29.0

	$1,378.5	$1,231.3	$1,089.3

  (d) Realized investment gains and losses were as follows:

	Years Ended December 31

	2005	2004	2003

	(in millions)
Fixed maturities
Gross realized gains	$73.6	$97.1	$131.9
Gross realized losses	(108.9)	(72.5)	(65.5)
Other-than-temporary impairments	(4.4)	(.2)	(42.1)

	(39.7)	24.4	24.3

Equity securities
Gross realized gains	342.6	336.2	159.8
Gross realized losses	(105.4)	(111.0)	(85.2)
Other-than-temporary impairments	(1.0)	—	(14.5)

	236.2	225.2	60.1

Transfer of reinsurance business	171.0	—	—
Sale of Personal Lines Insurance Brokerage	16.0	—	—
Sale of The Chubb Institute	—	(31.4)	—

Realized investment gains	383.5	218.2	84.4
Income tax	135.8	72.2	29.5

	$247.7	$146.0	$54.9

   In December 2005, the Corporation transferred its ongoing reinsurance assumed business and certain related assets to Harbor Point Limited. This transaction is further described in Note (2).
   In September 2005, the Corporation sold Personal Lines Insurance Brokerage, Inc., an insurance brokerage subsidiary. In September 2004, the Corporation sold The Chubb Institute, Inc., its post secondary educational subsidiary.
(4) Deferred Policy Acquisition Costs
   Policy acquisition costs deferred and the related amortization charged against income were as follows:

	Years Ended December 31

	2005	2004	2003

	(in millions)
Balance, beginning of year	$1,434.7	$1,343.4	$1,150.0

Costs deferred during year
Commissions and brokerage	1,635.9	1,634.5	1,491.6
Premium taxes and assessments	260.1	256.3	239.1
Salaries and operating costs	1,051.1	1,029.1	973.2

	2,947.1	2,919.9	2,703.9
Increase (decrease) due to foreign exchange	(6.6)	14.7	25.1
Amortization during year	(2,930.4)	(2,843.3)	(2,535.6)

Balance, end of year	$1,444.8	$1,434.7	$1,343.4

(5)	Real Estate
   The components of real estate assets were as follows:

	December 31

	2005	2004

	(in millions)

Mortgages and notes receivable	$19.0	$19.7
Income producing properties	143.8	157.9
Construction in progress	20.9	28.6
Land under development and unimproved land	183.7	268.0

	$367.4	$474.2

   Impairment losses of $65.7 million, $27.3 million and $8.4 million were recognized in 2005, 2004 and 2003, respectively, to write down the carrying value of certain properties to their estimated fair value.
   Depreciation expense related to income producing properties was $5.5 million, $5.9 million and $4.1 million for 2005, 2004 and 2003, respectively.
(6) Property and Equipment
   Property and equipment included in other assets were as follows:

	December 31

	2005	2004

	(in millions)
Cost	$804.0	$840.9
Accumulated depreciation	419.1	411.6

	$384.9	$429.3

   Depreciation expense related to property and equipment was $85.3 million, $99.7 million and $103.9 million for 2005, 2004 and 2003, respectively.

(7) Unpaid Losses and Loss Expenses
   The process of establishing loss reserves is complex and imprecise as it must take into consideration many variables that are subject to the outcome of future events. As a result, informed subjective estimates and judgments as to the P&C Group’s ultimate exposure to losses are an integral component of the loss reserving process.
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
   There are numerous factors that contribute to the inherent uncertainty in the process of establishing loss reserves. Among these factors are changes in the inflation rate for goods and services related to covered damages such as medical care and home repair costs; changes in the judicial interpretation of policy provisions relating to the determination of coverage; changes in the general attitude of juries in the determination of liability and damages; legislative changes; changes in the medical condition of claimants; changes in the estimates of the number and/or severity of claims that have been incurred but not reported as of the date of the financial statements; and changes in the P&C Group’s underwriting standards and/ or claim handling procedures.
   In addition, the uncertain effects of emerging or potential claims and coverage issues that arise as legal, judicial and social conditions change must be taken into consideration. These issues can have a negative effect on loss reserves by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims. As a result of such issues, the uncertainties inherent in estimating ultimate claim costs on the basis of past experience have grown, further complicating the already complex loss reserving process.
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
   New asbestos claims and new exposures on existing claims have continued unabated despite the fact that usage of asbestos has declined since the mid-1970’s. Each claim filing typically names dozens of defendants to ensure that there is a solvent company left in the group to eventually pay claims. The plaintiffs’ bar continues to solicit new claimants through extensive advertising and through asbestos medical screenings. New asbestos cases are often filed in those jurisdictions with a reputation for judges and juries that are extremely sympathetic to plaintiffs. A vast majority of asbestos bodily injury claims are filed by claimants who do not show any signs of asbestos related disease.
   There have been several positive recent developments in the asbestos environment. Various challenges to mass screening claimants have been mounted. Also, a number of key jurisdictions have adopted venue reform that requires plaintiffs to have a connection to the jurisdiction in order to file a complaint. In addition, several states have enacted laws that set medical criteria that must be met for plaintiffs to proceed with their claims and other states have medical criteria bills pending.
   To date, approximately 75 manufacturers and distributors of asbestos products have filed for bankruptcy protection as a result of asbestos related liabilities. Certain of these manufacturers and distributors have utilized a practice referred to as a prepackaged bankruptcy, which involves an agreement to a plan between the debtor and its creditors, including current and future asbestos claimants. Although the debtor is negotiating in part with its insurers’ money, insurers are generally given only limited opportunity to be heard. In recognition that many aspects of prepackaged bankruptcy plans are unfair to certain classes of claimants and to the insurance industry, these plans are beginning to be closely scrutinized by the courts and rejected when appropriate.
   The P&C Group’s most significant individual asbestos exposures involve products liability on the part of “traditional” defendants who were engaged in the manufacture, distribution or installation of asbestos products. The P&C Group wrote excess liability and/or general liability coverages for these insureds. While these insureds are relatively few in number, their exposure has increased in recent years due to the increased volume of claims, the erosion of much of the underlying limits and the bankruptcies of target defendants.
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
   Asbestos claims against the major manufacturers, distributors or installers of asbestos products were presented under the products liability section of primary general liability policies as well as under excess liability policies, both of which typically had aggregate limits that capped an insurer’s exposure. In recent years, a number of asbestos claims by insureds are being presented as “non-products” claims, such as those by installers of asbestos products and by property owners or operators who allegedly had asbestos on their property, under the premises or operations section of primary general liability policies. Unlike products exposures, these non-products exposures typically had no aggregate limits on coverage, creating potentially greater exposure. Further, in an effort to seek additional insurance coverage, some insureds with installation activities who have substantially eroded their products coverage are presenting new asbestos claims as non-products operations claims or attempting to reclassify previously settled products claims as non-products claims to restore a portion of previously exhausted products aggregate limits. It is difficult to predict whether insureds will be successful in asserting claims under non-products coverage or whether insurers will be successful in asserting additional defenses. Therefore, the future impact of such efforts on insurers is uncertain.
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
   Significant uncertainty remains as to the ultimate liability of the P&C Group relating to asbestos related claims. This uncertainty is due to several factors including the long latency period between asbestos exposure and disease manifestation and the resulting potential for involvement of multiple policy periods for individual claims; plaintiffs’ increased focus on peripheral defendants; the increase in the volume of claims by unimpaired plaintiffs and the extent to which they can be precluded from making claims; the efforts by insureds to obtain coverage not subject to aggregate limits; the number of insureds seeking bankruptcy protection as a result of asbestos related liabilities and the impact of prepackaged bankruptcies; the ability of claimants to bring a claim in a state in which they have no residency or exposure; inconsistent court decisions and diverging legal interpretations; and the possibility, however remote, of federal legislation that would address the asbestos problem. These significant uncertainties are not likely to be resolved definitively in the near future.
   Insurance losses and loss expenses of the P&C Group included $35 million, $75 million and $250 million in 2005, 2004 and 2003, respectively, related to asbestos claims.
   Toxic waste claims relate primarily to pollution and related cleanup costs. The P&C Group’s insureds have two potential areas of exposure: hazardous waste dump sites and pollution at the insured site primarily from underground storage tanks and manufacturing processes.
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
   There is substantial uncertainty involved in estimating the P&C Group’s liabilities related to these claims. First, the liabilities of the claimants are extremely difficult to estimate. At any given waste site, the allocation of remediation costs among governmental authorities and the PRPs varies greatly depending on a variety of factors. Second, different courts have addressed liability and coverage issues regarding pollution claims and have reached inconsistent conclusions in their interpretation of several issues. These significant uncertainties are not likely to be resolved definitively in the near future.
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

   In establishing toxic waste reserves, the exposure presented by each insured is evaluated. As part of this evaluation, consideration is given to the probable liability, available insurance coverage, judicial interpretations, past settlement values of similar exposures as well as facts that are unique to each insured.
   A reconciliation of the beginning and ending liability for unpaid losses and loss expenses, net of reinsurance recoverable, and a reconciliation of the net liability to the corresponding liability on a gross basis is as follows:

	2005	2004	2003

	(in millions)
Gross liability, beginning of year	$20,291.9	$17,947.8	$16,713.1
Reinsurance recoverable, beginning of year	3,483.2	3,426.6	4,071.5

Net liability, beginning of year	16,808.7	14,521.2	12,641.6

Net incurred losses and loss expenses related to
Current year	7,650.8	6,994.0	6,469.9
Prior years	162.7	326.9	397.3

	7,813.5	7,320.9	6,867.2

Net payments for losses and loss expenses related to
Current year	1,878.4	1,691.4	1,588.8
Prior years	4,031.3	3,342.0	3,398.8

	5,909.7	5,033.4	4,987.6

Net liability, end of year	18,712.5	16,808.7	14,521.2
Reinsurance recoverable, end of year	3,769.2	3,483.2	3,426.6

Gross liability, end of year	$22,481.7	$20,291.9	$17,947.8

   The gross liability for unpaid losses and loss expenses and reinsurance recoverable included $966.9 million and $755.8 million, respectively, at December 31, 2005 related to Hurricane Katrina. The gross liability for unpaid losses and loss expenses and reinsurance recoverable included $412.9 million and $353.8 million, respectively, at December 31, 2005, $700.5 million and $582.1 million, respectively, at December 31, 2004, and $999.3 million and $748.2 million, respectively, at December 31, 2003 related to the September 11, 2001 attack.
   Because loss reserve estimates are subject to the outcome of future events, changes in estimates are unavoidable given that loss trends vary and time is required for changes in trends to be recognized and confirmed. During 2005, the P&C Group experienced overall unfavorable development of $162.7 million on net unpaid losses and loss expenses established as of the previous year end. This compares with unfavorable prior year development of $326.9 million in 2004 and $397.3 million in 2003. Such adverse development was reflected in operating results in these respective years.
   The net unfavorable development of $162.7 million in 2005 was due to various factors. Unfavorable development of about $200 million was experienced in the professional liability classes other than fidelity. Adverse development related to accident years 1998 through 2002, due largely to errors and omissions liability claims related to corporate failures and allegations of management misconduct and accounting irregularities, was offset in part by favorable development related to accident years 2003 and 2004. Unfavorable development of about $175 million was experienced related to accident years prior to 1996, including $35 million related to asbestos claims. The adverse development was due largely to the strengthening of loss reserves for commercial excess umbrella and other commercial liability classes. There was significant reported loss activity during 2005 related to these older accident years, which resulted in a lengthening of the expected loss emergence period for these classes. Favorable development of about $160 million was experienced due to fewer than expected late reported homeowners and commercial property losses. Favorable development of about $90 million was experienced in the fidelity and surety classes due to lower than expected reported loss emergence.
   The net unfavorable development of $326.9 million in 2004 was also the result of various factors. Unfavorable development of about $415 million was experienced in the professional liability classes, principally directors and officers liability and errors and omissions liability, resulting from adverse loss trends in accident years 1998 through 2002 due in large part to claims related to corporate failures and allegations of management misconduct and accounting irregularities, especially those involving investment banks and other financial institutions. Unfavorable development of about $185 million was experienced related to accident years prior to 1995, including $75 million related to asbestos claims. Loss reserves were strengthened for certain commercial liability classes. Unfavorable development of about $50 million was experienced in the workers’ compensation class due primarily to higher average severity of the medical portion of these claims. Favorable development of about $270 million was experienced related to the 2003 accident year, due in large part to an unusually low amount of late reported homeowners and commercial property losses. Favorable development of $80 million was experienced due to a reduction in loss reserves related to the September 11 attack.
   The unfavorable development in 2003 was due primarily to two factors. First, asbestos loss reserves were strengthened by $250 million. Second, unfavorable development of about $140 million was experienced in the professional liability classes, principally directors and officers liability and errors and omissions liability, as adverse loss trends in the 2000 through 2002 accident years more than offset favorable loss experience in older accident years.
   Management believes that the aggregate loss reserves of the P&C Group at December 31, 2005 were adequate to cover claims for losses that had occurred, including both those known and those yet to be reported. In establishing such reserves, management considers facts currently known and the present state of the law and coverage litigation. However, given the judicial decisions and legislative actions that have broadened the scope of coverage and expanded theories of liability in the past and the possibilities of similar interpretations in the future, particularly as they relate to asbestos claims and, to a lesser extent, toxic waste claims, it is possible that management’s estimate of the ultimate liability for losses that occurred as of December 31, 2005 may increase in future periods. Such increases in estimates could have a material adverse effect on the Corporation’s future operating results. However, management does not expect that any such increases would have a material adverse effect on the Corporation’s consolidated financial condition.

(8) Debt and Credit Arrangements
   (a) Long term debt consisted of the following:

	December 31

	2005	2004

	(in millions)
Mortgages	$—	$42.3
6.15% notes due August 15, 2005	—	300.0
4.934% notes due November 16, 2007*	600.0	600.0
7 1/8% notes due December 15, 2007	75.0	75.0
3.95% notes due April 1, 2008	225.0	225.0
2.25% notes due August 16, 2008	460.0	460.0
6% notes due November 15, 2011	400.0	400.0
5.2% notes due April 1, 2013	275.0	275.0
6.6% debentures due August 15, 2018	100.0	100.0
8.675% capital securities due February 1, 2027	125.0	125.0
6.8% debentures due November 15, 2031	200.0	200.0

	2,460.0	2,802.3
Fair value of interest rate swap	7.3	11.4

	$2,467.3	$2,813.7

*	These notes bore an interest rate of 4% at December 31, 2004. The interest rate was reset to 4.934% in August 2005 pursuant to the remarketing of these notes as described below.
   In November 2002, Chubb issued $600 million of unsecured 4% senior notes due November 16, 2007 and 24 million mandatorily exercisable warrants to purchase Chubb’s common stock. The notes and warrants were issued together in the form of 7% equity units. Each equity unit initially represented one warrant and $25 principal amount of notes. In August 2005, the notes were successfully remarketed as required by their terms. The interest rate on the notes was reset to 4.934%, from 4%, effective August 16, 2005. The remarketed notes are due on November 16, 2007. The warrants are further described in Note (18)(b).
   In June 2003, Chubb issued $460 million of unsecured 2.25% senior notes due August 16, 2008 and 18.4 million purchase contracts to purchase Chubb’s common stock. The notes and purchase contracts were issued together in the form of 7% equity units. Each equity unit initially represents one purchase contract and $25 principal amount of notes. The notes are pledged by the holders to secure their obligations under the purchase contracts. Chubb will make quarterly interest payments to the holders of the notes initially at a rate of 2.25% per year. The 2.25% notes will be remarketed in May 2006. At that time, the remarketing agent will have the ability to reset the interest rate on the notes in order to generate sufficient remarketing proceeds to satisfy the holder’s obligation under the purchase contract. If the notes are not successfully remarketed, Chubb will exercise its rights as a secured party to obtain and extinguish the notes and deliver its common stock to the holders pursuant to the purchase contracts. The purchase contracts are further described in Note (18)(c).
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
   The amounts of long term debt due annually during the five years subsequent to December 31, 2005 are as follows:

Years Ending
December 31

(in millions)
2006	$—
2007	675.0
2008	685.0
2009	—
2010	—
   Chubb filed a shelf registration statement which the Securities and Exchange Commission declared effective in June 2003, under which up to $2.5 billion of various types of securities may be issued. At December 31, 2005, approximately $650 million remained under the shelf.

   (b) Interest costs of $134.8 million, $138.7 million and $130.1 million were incurred in 2005, 2004 and 2003, respectively. Interest paid was $137.9 million, $135.6 million and $122.2 million in 2005, 2004 and 2003, respectively.
   (c) In June 2005, the Corporation entered into a revolving credit agreement with a group of banks that provides for unsecured borrowings of up to $500 million. The revolving credit facility terminates on June 22, 2010. On the termination date of the agreement, any loans then outstanding become payable. There have been no borrowings under this agreement. Various interest rate options are available to the Corporation, all of which are based on market interest rates. The Corporation pays a fee to have this revolving credit facility available. The agreement contains customary restrictive covenants including a covenant to maintain a minimum consolidated shareholders’ equity, as adjusted. The facility is available for general corporate purposes and to support the Corporation’s commercial paper borrowing arrangement. This facility replaced, on substantially the same terms, a $250 million short term revolving credit facility that expired and a $250 million medium term revolving credit facility that was terminated.
(9) Reinsurance
   In the ordinary course of business, the P&C Group assumes and cedes reinsurance with other insurance companies. Reinsurance is ceded to provide greater diversification of risk and to limit the P&C Group’s maximum net loss arising from large risks or catastrophic events.
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
   Ceded reinsurance contracts do not relieve the P&C Group of the primary obligation to its policyholders. Thus, an exposure exists with respect to reinsurance ceded to the extent that any reinsurer is unable or unwilling to meet the obligations assumed under the reinsurance contracts. The P&C Group monitors the financial strength of its reinsurers on an ongoing basis.
   Premiums earned and insurance losses and loss expenses are reported net of reinsurance in the consolidated statements of income.
   The effect of reinsurance on the premiums written and earned of the P&C Group was as follows:

	Years Ended December 31

	2005	2004	2003

	(in millions)
Direct premiums written	$12,179.6	$12,001.3	$11,337.7
Reinsurance assumed	1,119.7	1,397.7	1,266.0
Reinsurance ceded	(1,016.7)	(1,346.1)	(1,535.8)

Net premiums written	$12,282.6	$12,052.9	$11,067.9

Direct premiums earned	$12,110.6	$11,663.8	$10,720.0
Reinsurance assumed	1,175.5	1,367.7	1,094.4
Reinsurance ceded	(1,110.1)	(1,395.8)	(1,631.9)

Net premiums earned	$12,176.0	$11,635.7	$10,182.5

   Reinsurance recoveries by the P&C Group that have been deducted from insurance losses and loss expenses were $1,030.7 million, $803.0 million and $767.0 million in 2005, 2004 and 2003, respectively.

(10) Federal and Foreign Income Tax
   (a) Income tax expense consisted of the following components:

	Years Ended December 31

	2005	2004	2003

	(in millions)
Current tax
United States	$420.7	$337.6	$170.7
Foreign	116.6	97.2	51.0
Deferred tax expense (credit), principally United States	83.8	85.0	(96.9)

	$621.1	$519.8	$124.8

   Federal and foreign income taxes paid were $409.4 million, $377.7 million and $133.9 million in 2005, 2004 and 2003, respectively.
   (b) The effective income tax rate is different than the statutory federal corporate tax rate. The reasons for the different effective tax rate were as follows:

	Years Ended December 31

	2005		2004		2003

		% of		% of		% of
		Pre-Tax		Pre-Tax		Pre-Tax
	Amount	Income	Amount	Income	Amount	Income

	(in millions)
Income before federal and foreign income tax	$2,447.0		$2,068.2		$933.6

Tax at statutory federal income tax rate	$856.5	35.0%	$723.9	35.0%	$326.7	35.0%
Tax exempt interest income	(194.9)	(8.0)	(174.0)	(8.4)	(150.1)	(16.1)
Valuation allowance	—	—	—	—	(40.0)	(4.3)
Other, net	(40.5)	(1.6)	(30.1)	(1.5)	(11.8)	(1.2)

Actual tax	$621.1	25.4%	$519.8	25.1%	$124.8	13.4%

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
   (c) The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities were as follows:

	December 31

	2005	2004

	(in millions)
Deferred income tax assets
Unpaid losses and loss expenses	$734.1	$670.9
Unearned premiums	364.5	361.9
Foreign tax credits	388.1	306.8
Employee compensation	134.8	123.7
Postretirement benefits	12.8	40.7
Alternative minimum tax credit carryforward	—	59.5

Total	1,634.3	1,563.5

Deferred income tax liabilities
Deferred policy acquisition costs	429.8	435.5
Unremitted earnings of foreign subsidiaries	318.4	203.2
Unrealized appreciation of investments	167.2	336.3
Other, net	96.4	55.0

Total	1,011.8	1,030.0

Net deferred income tax asset	$622.5	$533.5

   Although realization of deferred tax assets is not assured, management believes that it is more likely than not that the deferred tax assets will be realized. Accordingly, no valuation allowance was recorded at December 31, 2005 or 2004.

(11) Stock-Based Employee Compensation Plans
   (a) In 2004, the Corporation adopted the Long-Term Stock Incentive Plan (2004), which succeeded the Long-Term Stock Incentive Plan (2000). The Long-Term Stock Incentive Plan (2004), which is similar to the 2000 plan, provides for the granting of restricted stock units, restricted stock, performance shares, stock options, and other stock-based awards to key employees. The maximum number of shares of Chubb’s common stock in respect to which stock-based awards may be granted under the 2004 Plan is 5,800,000 newly authorized shares, plus any shares remaining available for issuance under the 2000 Plan. At December 31, 2005, 5,954,000 shares were available for grant under the 2004 Plan.
   During 2004, the Corporation changed the emphasis of its equity compensation program from stock options to other equity awards.
   Restricted stock unit awards are payable in cash, in shares of Chubb’s common stock, or in a combination of both. Restricted stock unit awards are not considered to be outstanding shares of common stock, have no voting rights and are subject to forfeiture during the restriction period. Holders of restricted stock unit awards may receive dividend equivalents. Restricted stock awards consist of shares of Chubb’s common stock granted at no cost to the employees. Shares of restricted stock become outstanding when granted, receive dividends and have voting rights. The shares are subject to forfeiture and to restrictions that prevent their sale or transfer during the restriction period. Performance share awards are based on the achievement of performance goals over performance cycle periods. Performance share awards are payable in cash, in shares of Chubb’s common stock or in a combination of both.
   An amount equal to the fair market value at the date of grant of restricted stock unit awards, restricted stock awards and performance share awards is expensed over the vesting period. The Corporation granted restricted stock unit awards, restricted stock awards and performance share awards with respect to 1,122,263 shares in 2005, 1,204,025 shares in 2004 and 301,037 shares in 2003. The weighted average fair market value per share of such awards was $77.40, $68.41 and $48.58 in 2005, 2004 and 2003, respectively. The aggregate amount charged against income with respect to these awards was $56.9 million, $35.0 million and $17.8 million in 2005, 2004 and 2003, respectively.
   Stock options are granted at exercise prices not less than the fair market value of Chubb’s common stock on the date of grant. The terms and conditions upon which options become exercisable may vary among grants. Options expire no later than ten years from the date of grant.
   An amount equal to the fair market value of stock options at the date of grant is expensed over the period that such options become exercisable. The amount charged against income with respect to stock options was $9.0 million, $29.0 million and $56.0 million in 2005, 2004 and 2003, respectively. The weighted average fair value of stock options granted during 2005, 2004 and 2003 was $15.11, $15.00 and $9.71, respectively. The fair value of each stock option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions.

	2005	2004	2003

Risk-free interest rate	4.0%	3.4%	2.9%
Expected volatility	22.1%	25.9%	28.0%
Dividend yield	2.0%	2.2%	3.1%
Expected average term (in years)	3.5	4.2	5.5
   Additional information with respect to stock options is as follows:

	2005		2004		2003

	Number	Weighted Average	Number	Weighted Average	Number	Weighted Average
	of Shares	Exercise Price	of Shares	Exercise Price	of Shares	Exercise Price

Outstanding, beginning of year	17,741,298	$62.65	22,032,594	$60.87	19,855,186	$63.51
Granted	379,291	85.48	179,579	71.73	4,326,225	46.90
Exercised	(9,265,879)	60.17	(3,994,258)	52.60	(1,031,414)	47.65
Forfeited	(176,812)	67.85	(476,617)	68.12	(1,117,403)	65.88

Outstanding, end of year	8,677,898	66.19	17,741,298	62.65	22,032,594	60.87

Exercisable, end of year	8,555,486	66.09	15,650,019	64.57	16,176,926	63.01

	December 31, 2005

	Options Outstanding			Options Exercisable

			Weighted Average
Range of	Number	Weighted Average	Remaining	Number	Weighted Average
Option Exercise Prices	Outstanding	Exercise Price	Contractual Life	Exercisable	Exercise Price

$16.21 — $48.75	2,012,144	$46.85	5.6	2,012,144	$46.85
54.55 — 71.00	3,132,720	65.19	4.3	3,074,547	65.11
71.11 — 98.01	3,533,034	78.09	4.2	3,468,795	78.12

	8,677,898	66.19	4.6	8,555,486	66.09

   (b) The Corporation has a Stock Purchase Plan under which substantially all employees are eligible to purchase shares of Chubb’s common stock at a fixed price at the end of the offering period. The price is determined on the date the purchase rights are granted and the offering period cannot exceed 27 months. The number of shares an eligible employee may purchase is based on the employee’s compensation.
   An amount equal to the fair market value of purchase rights at the date of grant is expensed over the offering period. In 2002, the Corporation granted purchase rights with respect to 1,661,587 shares. The weighted average fair market value per share of such purchase rights was $14.69. The amount charged against income with respect to such purchase rights was $3.6 million and $10.3 million in 2004 and 2003, respectively. No purchase rights have been granted since 2002.
   (c) The Corporation had a leveraged Employee Stock Ownership Plan (ESOP) in which substantially all employees were eligible to participate. At its inception in 1989, the ESOP used the proceeds of a $150.0 million loan from Chubb to purchase 7,792,204 newly issued shares of Chubb’s common stock. The loan, which bore interest at 9%, was due in September 2004. The receivable from the ESOP, which was recorded as a separate reduction of shareholders’ equity on the consolidated balance sheets, was reduced as repayments were made on the loan principal.
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
   The Corporation used the cash payment method of recognizing ESOP expense. Cash contributions to the ESOP of $13.1 million in 2004 and $11.2 million in 2003 were charged against income. Dividends on shares of common stock in the ESOP used for debt service were $5.9 million for 2004 and $7.7 million for 2003.

(12)	Employee Benefits
   (a) The Corporation has several non-contributory defined benefit pension plans covering substantially all employees. Prior to 2001, benefits were generally based on an employee’s years of service and average compensation during the last five years of employment. Effective January 1, 2001, the Corporation changed the formula for providing pension benefits from the final average pay formula to a cash balance formula. Under the cash balance formula, a notional account is established for each employee, which is credited semi-annually with an amount equal to a percentage of eligible compensation based on age and years of service plus interest based on the account balance. Employees hired prior to 2001 will generally be eligible to receive vested benefits based on the higher of the final average pay or cash balance formulas.
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

   The following table sets forth the plans’ funded status and amounts recognized in the balance sheets:

			Other
			Postretirement
	Pension Benefits		Benefits

	2005	2004	2005	2004

	(in millions)
Benefit obligation	$1,292.9	$1,076.9	$274.7	$216.0
Plan assets at fair value	1,031.2	886.2	21.8	13.4

Benefit obligation in excess of plan assets	261.7	190.7	252.9	202.6
Unrecognized net loss from past experience different from that assumed	(390.6)	(258.2)	(54.7)	(7.5)
Unrecognized prior service cost	(12.8)	(14.5)	3.5	—

Liability (asset) included in other liabilities	$(141.7)	$(82.0)	$201.7	$195.1

   The accumulated benefit obligation for the pension plans was $1,000.0 million and $836.5 million at December 31, 2005 and 2004, respectively. The accumulated benefit obligation is the present value of pension benefits earned as of the measurement date based on employee service and compensation prior to that date. It differs from the pension benefit obligation in the above table in that the accumulated benefit obligation includes no assumptions about future compensation levels.
   The weighted average assumptions used to determine the benefit obligations were as follows:

			Other
			Postretirement
	Pension Benefits		Benefits

	2005	2004	2005	2004

Discount rate	5.75%	6.25%	5.75%	6.25%
Rate of compensation increase	4.5	4.5	—	—
   The Corporation made pension plan contributions of $126.9 million and $65.0 million during 2005 and 2004, respectively. The Corporation made other postretirement benefit plan contributions of $8.0 million and $12.8 million during 2005 and 2004, respectively.
   The components of net pension and other postretirement benefit costs were as follows:

				Other
	Pension Benefits			Postretirement Benefits

	2005	2004	2003	2005	2004	2003

	(in millions)
Service cost	$57.6	$50.2	$42.7	$8.4	$8.5	$6.7
Interest cost	68.5	61.2	55.2	14.5	14.7	12.6
Expected return on plan assets	(73.5)	(66.9)	(55.0)	(1.1)	(.2)	—
Other costs	20.6	14.2	3.5	.4	1.4	.4

	$73.2	$58.7	$46.4	$22.2	$24.4	$19.7

   The weighted average assumptions used to determine net pension and other postretirement benefit costs were as follows:

				Other
	Pension Benefits			Postretirement Benefits

	2005	2004	2003	2005	2004	2003

Discount rate	6.25%	6.5%	7.0%	6.25%	6.5%	7.0%
Rate of compensation increase	4.5	4.5	4.5	—	—	—
Expected long term rate of return on plan assets	8.25	8.5	8.75	8.25	8.5	—

   The weighted average health care cost trend rate assumptions used to measure the expected cost of medical benefits were as follows:

	December 31

	2005	2004

Health care cost trend rate for next year	9.5%	10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2013	2013
   The health care cost trend rate assumption has a significant effect on the amount of the accumulated other postretirement benefit obligation and the net other postretirement benefit cost reported. To illustrate, a one percent increase or decrease in the trend rate for each year would increase or decrease the accumulated other postretirement benefit obligation at December 31, 2005 by approximately $50 million and the aggregate of the service and interest cost components of net other postretirement benefit cost for the year ended December 31, 2005 by approximately $5 million.
   Pension plan and other postretirement benefit plan assets are invested with the long term objective of earning sufficient amounts to cover expected benefit obligations, while assuming a prudent level of risk. The Corporation seeks to obtain a rate of return that over time equals or exceeds the returns of the broad markets in which the plan assets are invested. The target allocation of plan assets is 55% to 65% invested in equity securities, with the remainder invested in fixed maturities. The portfolio is rebalanced periodically to remain within the target allocation range. The Corporation determined the expected long term rate of return assumption for each asset class based on an analysis of the historical returns and the expectations for future returns. The expected long-term rate of return for the portfolio is a weighted aggregation of the expected returns for each asset class.
   Plan assets are currently invested in a diversified portfolio of predominately U.S. equity securities and fixed maturities. The plan assets weighted average allocation was as follows:

	December 31

	2005	2004

Equity securities	60%	61%
Fixed maturities	40	39

	100%	100%

   The estimated benefits expected to be paid in each of the next five years and in the aggregate for the following five years are as follows:

		Other
Years Ending		Postretirement
December 31	Pension Benefits	Benefits

	(in millions)
2006	$40.8	$7.6
2007	43.8	8.1
2008	47.8	8.8
2009	55.3	9.6
2010	57.3	10.6
2011-2015	414.1	70.5
   (b) The Corporation has a savings plan, the Capital Accumulation Plan, in which substantially all employees are eligible to participate. Under this plan, the employer makes a matching contribution annually equal to 100% of each eligible employee’s pre-tax elective contributions, up to 4% of the employee’s eligible compensation. Contributions are invested at the election of the employee in Chubb’s common stock or in various other investment funds. Employer contributions of $25.1 million, $24.0 million and $23.2 million were charged against income in 2005, 2004 and 2003, respectively.

(13) Commitments and Contingent Liabilities
   (a) As part of ongoing investigations of market practices in the insurance industry relating to the payment of contingent commissions to brokers and agents, Chubb and certain of its subsidiaries have received subpoenas and other information requests from the Attorneys General and insurance regulators of several states. The Corporation is cooperating, and intends to continue to cooperate, fully in such investigations.
   Purported class actions arising out of the aforementioned investigations into market practices involving the payment of contingent commissions to brokers and agents have been filed in a number of state and federal courts. On August 1, 2005, Chubb and certain of its subsidiaries were named in a putative class action entitled In re Insurance Brokerage Antitrust Litigation in the U.S. District Court for the District of New Jersey. This action, brought against several brokers and insurers on behalf of a class of persons who purchased insurance through the broker defendants, asserts claims under the Sherman Act and state law and the Racketeer Influenced and Corrupt Organizations Act (“RICO”) arising from the unlawful use of contingent commission agreements. The complaint seeks treble damages, injunctive and declaratory relief, and attorneys’ fees.
   Chubb has also been named in two purported class actions in state court relating to allegations of unlawful use of contingent commission arrangements. The first was filed on February 16, 2005 in Seminole County, Florida. In October 2005, the Judicial Panel on Multidistrict Litigation issued an order transferring this case to the U.S. District Court for the District of New Jersey for consolidation with the In re Insurance Brokerage Antitrust Litigation. The second was filed on May 17, 2005 in Essex County, Massachusetts. In October 2005, the Judicial Panel on Multidistrict Litigation issued a Conditional Transfer Order conditionally transferring the case to the U.S. District Court for the District of New Jersey for consolidation with the In re Insurance Brokerage Antitrust Litigation. The plaintiff and one of Chubb’s unaffiliated co-defendants have filed motions to vacate the Conditional Transfer Order. Those motions have not yet been decided.
   In December 2005, Chubb and certain of its subsidiaries were named in an action similar to the In re Insurance Brokerage Antitrust Litigation. The action is pending in the same court and has been assigned to the judge who is presiding over the In re Insurance Brokerage Antitrust Litigation. The complaint has not yet been served in this matter.
   In these actions, the plaintiffs generally allege that the defendants unlawfully used contingent commission agreements. The actions seek unspecified damages and attorneys’ fees. The Corporation believes it has substantial defenses to all of the aforementioned lawsuits and intends to defend the actions vigorously.
   Certain regulators also have commenced investigations into certain loss mitigation and finite reinsurance arrangements in the property and casualty insurance industry. In connection with these investigations, Chubb and certain of its subsidiaries have received subpoenas and requests for information from various regulators including the U.S. Securities and Exchange Commission and the U.S. Attorney for the Southern District of New York. The Corporation is cooperating, and intends to continue to cooperate, fully with these investigations.
   The Corporation cannot at this time predict the outcome of the aforementioned investigations and legal proceedings, is unable to estimate a range of possible loss, if any, and cannot predict whether or not that outcome will have a material adverse effect on the Corporation’s future operating results.
   (b) CFS participated in derivative financial instruments, principally as a counterparty in portfolio credit default swaps. CFS’s participation in a typical portfolio credit default swap was designed to replicate the performance of a portfolio of corporate securities or a portfolio of asset-backed securities. Chubb has issued unconditional guarantees with respect to all obligations of CFS arising from these transactions.
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
   Future obligations with respect to derivative financial instruments are carried at estimated fair value at the balance sheet date and are included in other liabilities. The notional amount and fair value of future obligations under CFS’s derivative contracts by type of risk were as follows:

	December 31

	Notional
	Amount		Fair Value

	2005	2004	2005	2004

	(in billions)		(in millions)
Credit default swaps
Corporate securities	$ .2	$1.3	$ .9	$ 5.1
Asset-backed securities	.8	7.4	1.2	8.5

	1.0	8.7	2.1	13.6
Other	.3	.3	7.3	8.2

Total	$1.3	$9.0	$9.4	$21.8

   In 2003, CFS entered into a contract that guaranteed to the counterparty the payment of any principal and interest amount due and not paid with respect to a group of referenced securities. The carried liability at December 31, 2004 related to the guarantee was $186.4 million, which was included in other liabilities. In September 2005, CFS agreed with the counterparty to terminate the guarantee. CFS paid the counterparty $198.0 million under the terms of the agreement and eliminated the $186.4 million liability.

   (c) A property and casualty insurance subsidiary issued a reinsurance contract to an insurer that provides financial guarantees on debt obligations. At December 31, 2005, the aggregate principal commitments related to this contract for which the subsidiary was contingently liable amounted to approximately $350 million, net of reinsurance. These commitments expire by 2023.
   (d) The Corporation occupies office facilities under lease agreements that expire at various dates through 2019; such leases are generally renewed or replaced by other leases. In addition, the Corporation leases data processing, office and transportation equipment. Most leases contain renewal options for increments ranging from three to ten years. All leases are operating leases.
   Rent expense was as follows:

	Years Ended
	December 31

	2005	2004	2003

	(in millions)
Office facilities	$86.5	$90.1	$88.8
Equipment	14.2	14.9	16.5

	$100.7	$105.0	$105.3

   At December 31, 2005, future minimum rental payments required under non-cancellable operating leases were as follows:

Years Ending
December 31
(in millions)
2006	$89.2
2007	88.5
2008	80.8
2009	70.1
2010	58.1
After 2010	253.1

$639.8

   (e) The Corporation had certain commitments totaling $1.0 billion at December 31, 2005 to fund limited partnership investments. These capital commitments can be called by the partnerships during the commitment period (on average, 1 to 4 years) to fund working capital needs or the purchase of new investments.
(14) Segments Information
   The principal business of the Corporation is property and casualty insurance. The profitability of the property and casualty insurance business depends on the results of both underwriting operations and investments, which are viewed as two distinct operations. The underwriting operations are managed and evaluated separately from the investment function.
   The reporting format for property and casualty underwriting results by business unit was changed in the first quarter of 2005 to more closely reflect the way the business is now managed. Prior year amounts have been restated to conform with the new presentation.
   The property and casualty underwriting operations consist of four separate business units: personal insurance, commercial insurance, specialty insurance and reinsurance assumed. The personal segment targets the personal insurance market. The personal classes include automobile, homeowners and other personal coverages. The commercial segment includes those classes of business that are generally available in broad markets and are of a more commodity nature. Commercial classes include multiple peril, casualty, workers’ compensation and property and marine. The specialty segment includes those classes of business that are available in more limited markets since they require specialized underwriting and claim settlement. Specialty classes include professional liability coverages and surety. Reinsurance assumed includes the business produced by Chubb Re. In December 2005, the Corporation transferred its ongoing reinsurance assumed business to Harbor Point (see Note (.
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
   Performance of the property and casualty underwriting segments is measured based on statutory underwriting results. Statutory underwriting profit is arrived at by reducing premiums earned by losses and loss expenses incurred and statutory underwriting expenses incurred. Under statutory accounting principles applicable to property and casualty insurance companies, policy acquisition and other underwriting expenses are recognized immediately, not at the time premiums are earned.
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
   Investment income performance is measured based on investment income net of investment expenses, excluding realized investment gains and losses.
   Distinct investment portfolios are not maintained for each underwriting segment. Property and casualty invested assets are available for payment of losses and expenses for all classes of business. Therefore, such assets and the related investment income are not allocated to underwriting segments.

   Revenues, income before income tax and assets of each operating segment were as follows:

	Years Ended December 31

	2005	2004	2003

	(in millions)
Revenues
Property and casualty insurance
Premiums earned
Personal insurance	$3,217.0	$2,997.0	$2,708.1
Commercial insurance	5,020.3	4,766.2	4,140.5
Specialty insurance	2,981.2	2,762.0	2,540.6
Reinsurance assumed	957.5	1,110.5	793.3

	12,176.0	11,635.7	10,182.5
Investment income	1,342.3	1,207.0	1,082.9

Total property and casualty insurance	13,518.3	12,842.7	11,265.4
Chubb Financial Solutions non-insurance business	(1.2)	(.5)	(62.3)
Corporate and other	181.7	116.8	106.5
Realized investment gains	383.5	218.2	84.4

Total revenues	$14,082.3	$13,177.2	$11,394.0

Income (loss) before income tax
Property and casualty insurance
Underwriting
Personal insurance	$404.6	$187.1	$16.4
Commercial insurance	376.1	777.3	80.5
Specialty insurance	67.6	(249.7)	(151.0)
Reinsurance assumed	55.6	54.8	(9.7)

	903.9	769.5	(63.8)
Increase in deferred policy acquisition costs	16.7	76.6	168.3

Underwriting income	920.6	846.1	104.5
Investment income	1,315.3	1,184.3	1,058.4
Other charges	(.6)	(4.7)	(29.5)

Total property and casualty insurance	2,235.3	2,025.7	1,133.4
Chubb Financial Solutions non-insurance business	(6.2)	(17.2)	(126.9)
Corporate and other loss	(165.6)	(158.5)	(157.3)
Realized investment gains	383.5	218.2	84.4

Total income before income tax	$2,447.0	$2,068.2	$933.6

	December 31

	2005	2004	2003

	(in millions)
Assets
Property and casualty insurance	$45,110.3	$42,049.2	$36,257.0
Corporate and other	3,054.0	2,226.4	2,163.9
Adjustments and eliminations	(103.6)	(15.3)	(60.3)

Total assets	$48,060.7	$44,260.3	$38,360.6

   The international business of the property and casualty insurance segment is conducted primarily through subsidiaries that operate solely outside of the United States. Their assets and liabilities are located principally in the countries where the insurance risks are written. International business is also written by branch offices of certain domestic subsidiaries.
   Revenues of the P&C Group by geographic area were as follows:

	Years Ended December 31

	2005	2004	2003

	(in millions)
Revenues
United States	$11,012.7	$10,566.4	$9,302.2
International	2,505.6	2,276.3	1,963.2

Total	$13,518.3	$12,842.7	$11,265.4

(15) Earnings Per Share
   Basic earnings per common share is based on net income divided by the weighted average number of common shares outstanding during the year. Diluted earnings per share includes the potential dilutive effect, using the treasury stock method, of outstanding awards under stock-based employee compensation plans and of outstanding purchase contracts and mandatorily exercisable warrants to purchase Chubb’s common stock.
   The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31

	2005	2004	2003

	(in millions except for per share
	amounts)
Basic earnings per share:
Net income	$1,825.9	$1,548.4	$808.8

Weighted average number of common shares outstanding	198.2	189.9	179.2

Basic earnings per share	$9.21	$8.15	$4.51

Diluted earnings per share:
Net income	$1,825.9	$1,548.4	$808.8

Weighted average number of common shares outstanding	198.2	189.9	179.2
Additional shares from assumed exercise of stock-based compensation awards	3.7	3.1	2.1
Additional shares from assumed issuance of common stock upon settlement of purchase contracts and mandatorily exercisable warrants	2.3	.2	—

Weighted average number of common shares and potential common shares assumed outstanding for computing diluted earnings per share	204.2	193.2	181.3

Diluted earnings per share	$8.94	$8.01	$4.46

   In 2005, 2004 and 2003, options to purchase 0.8 million shares, 7.6 million shares and 11.7 million shares of common stock with weighted average exercise prices of $84.04 per share, $75.01 per share and $70.98 per share, respectively, were excluded from the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of Chubb’s common stock. For additional disclosure regarding the stock-based compensation awards, see Note (11).
   The purchase contracts and mandatorily exercisable warrants affect diluted earnings per share only during periods when the average market price of a share of Chubb’s common stock is above the threshold appreciation price of $71.40 and $69.10, respectively. The average market price of Chubb’s common stock during the periods the purchase contracts and warrants were outstanding in 2003 was below these prices. Accordingly, shares issuable upon the settlement of the purchase contracts and warrants were excluded from the computation of diluted earnings per share during that year.
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
   The components of other comprehensive income or loss were as follows:

	Years Ended December 31

	2005			2004			2003

	Before	Income		Before	Income		Before	Income
	Tax	Tax	Net	Tax	Tax	Net	Tax	Tax	Net

	(in millions)
Unrealized holding gains (losses) arising during the year	$(286.4)	$(100.3)	$(186.1)	$174.2	$56.9	$117.3	$219.8	$76.8	$143.0
Reclassification adjustment for realized gains included in net income	196.5	68.8	127.7	249.6	83.2	166.4	84.4	29.5	54.9

Net unrealized gains (losses) recognized in other comprehensive income	(482.9)	(169.1)	(313.8)	(75.4)	(26.3)	(49.1)	135.4	47.3	88.1
Foreign currency translation gains (losses)	(35.0)	(12.7)	(22.3)	103.5	36.5	67.0	106.2	37.7	68.5

Total other comprehensive income (loss)	$(517.9)	$(181.8)	$(336.1)	$28.1	$10.2	$17.9	$241.6	$85.0	$156.6

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

(iii) Fair values of equity securities, other than limited partnerships, are based on quoted market prices. Fair values of limited partnerships are based on valuations provided by the partnership managers.

(iv) Fair values of notes receivable are estimated individually as the value of the discounted future cash flows of the loan, subject to the estimated fair value of the underlying collateral.

(v) The fair value of the interest rate swap is based on a price quoted by a dealer.

(vi) Long term debt consists of long term notes and capital securities. Fair values of the long term notes and capital securities are based on prices quoted by dealers.

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
   The carrying values and fair values of financial instruments were as follows:

	December 31

	2005		2004

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	(in millions)
Assets
Invested assets
Short term investments	$1,898.5	$1,898.5	$1,307.5	$1,307.5
Fixed maturities (Note 3)
Held-to-maturity	204.6	215.8	317.2	338.3
Available-for-sale	30,317.9	30,317.9	27,692.1	27,692.1
Equity securities	2,212.4	2,212.4	1,841.3	1,841.3
Real estate mortgages and notes receivable (Note 5)	19.0	19.0	19.7	18.5
Interest rate swap	7.3	7.3	11.4	11.4
Liabilities
Long term debt (Note 8)	2,460.0	2,713.8	2,802.3	3,113.0
Credit derivatives (Note 13)	9.4	9.4	21.8	21.8

(18) Shareholders’ Equity
   (a) The authorized but unissued preferred shares may be issued in one or more series and the shares of each series shall have such rights as fixed by the Board of Directors.
   (b) The activity of Chubb’s common stock was as follows:

	Years Ended December 31

	2005	2004	2003

	(number of shares)
Common stock issued
Balance, beginning of year	195,803,824	195,803,824	180,296,834
Shares issued upon settlement of equity unit warrants	8,683,117	—	—
Common stock offering	—	—	15,525,000
Share activity under stock-based employee compensation plans	5,945,357	—	(18,010)

Balance, end of year	210,432,298	195,803,824	195,803,824

Treasury stock
Balance, beginning of year	3,127,282	7,840,448	9,095,162
Repurchase of shares	1,393,900	—	—
Share activity under stock-based employee compensation plans	(3,127,282)	(4,713,166)	(1,254,714)

Balance, end of year	1,393,900	3,127,282	7,840,448

Common stock outstanding, end of year	209,038,398	192,676,542	187,963,376

   In November 2002, Chubb issued 24 million mandatorily exercisable warrants to purchase its common stock and $600 million of 4% senior notes. The warrants and notes were issued together in the form of 7% equity units. Each warrant obligated the holder to purchase, and obligated Chubb to sell, on or before the settlement date of November 16, 2005, for a settlement price of $25, a variable number of newly issued shares of Chubb’s common stock. The number of shares of Chubb’s common stock purchased was determined based on a formula that considered the market price of the common stock immediately prior to the time of settlement in relation to the $56.64 per share sale price of the common stock at the time the equity units were offered. Upon settlement of the warrants, Chubb received proceeds of $600 million and issued 8,683,117 shares of common stock.
   In June 2003, Chubb sold 15,525,000 shares of common stock through a public offering. The net proceeds of $887 million from the sale were credited to common stock and paid-in surplus.
   (c) In June 2003, Chubb issued 18.4 million purchase contracts to purchase its common stock and $460 million of 2.25% senior notes. The purchase contracts and notes were issued together in the form of 7% equity units. Each purchase contract obligates the holder to purchase, and obligates Chubb to sell, on or before August 16, 2006, for a settlement price of $25, a variable number of newly issued shares of Chubb’s common stock. The number of shares of Chubb’s common stock to be purchased will be determined based on a formula that considers the market price of the common stock immediately prior to the time of settlement in relation to the $59.50 per share sale price of the common stock at the time the equity units were offered. Upon settlement of the purchase contracts, Chubb will receive proceeds of approximately $460 million and will issue between approximately 6.5 million and 7.7 million shares of common stock.
   Chubb will make quarterly contract adjustment payments to the equity unit holders at a rate of 4.75% per year on the stated amount of $25 per purchase contract until the purchase contract is settled. The $66.2 million present value of the contract adjustment payments was accrued as a liability at the date of issuance of the equity units with an offsetting charge to paid-in surplus. Subsequent contract adjustment payments are being allocated between this liability account and interest expense based on a constant rate calculation over the term of the purchase contracts.
   For further discussion of the notes and equity units, see Note (8)(a).
   (d) Chubb has a shareholders rights plan under which each shareholder has one right for each share of Chubb’s common stock held. Each right entitles the holder to purchase from Chubb one one-thousandth of a share of Series B Participating Cumulative Preferred Stock at an exercise price of $240. The rights are attached to all outstanding shares of common stock and trade with the common stock until the rights become exercisable. The rights are subject to adjustment to prevent dilution of the interests represented by each right.
   The rights will become exercisable and will detach from the common stock ten days after a person or group either acquires 20% or more of the outstanding shares of Chubb’s common stock or announces a tender or exchange offer which, if consummated, would result in that person or group owning 20% or more of the outstanding shares of Chubb’s common stock.

   In the event that any person or group acquires 20% or more of the outstanding shares of Chubb’s common stock, each right will entitle the holder, other than such person or group, to purchase that number of shares of Chubb’s common stock having a market value of two times the exercise price of the right. In the event that, following the acquisition of 20% or more of Chubb’s outstanding common stock by a person or group, the Corporation is acquired in a merger or other business combination transaction or 50% or more of the Corporation’s assets or earning power is sold, each right will entitle the holder to purchase common stock of the acquiring company having a value equal to two times the exercise price of the right. At any time after any person or group acquires 20% or more of Chubb’s common stock, but before such person or group acquires 50% or more of such stock, Chubb may exchange all or part of the rights, other than the rights owned by such person or group, for shares of Chubb’s common stock at an exchange ratio of one share of common stock per right.
   The rights do not have the right to vote or to receive dividends. The rights may be redeemed in whole, but not in part, at a price of $0.01 per right by Chubb at any time until the tenth day after the acquisition of 20% or more of Chubb’s outstanding common stock by a person or group. The rights will expire at the close of business on March 12, 2009, unless previously exchanged or redeemed by Chubb.
   (e) The property and casualty insurance subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). For such subsidiaries, statutory accounting practices differ in certain respects from GAAP.
   A comparison of shareholders’ equity on a GAAP basis and policyholders’ surplus on a statutory basis is as follows:

	December 31

	2005		2004

	GAAP	Statutory	GAAP	Statutory

	(in millions)
P&C Group	$12,147.0	$8,909.8	$11,159.9	$7,847.7

Corporate and other	260.0		(1,033.5)

	$12,407.0		$10,126.4

   A comparison of GAAP and statutory net income (loss) is as follows:

	Years Ended December 31

	2005		2004		2003

	GAAP	Statutory	GAAP	Statutory	GAAP	Statutory

	(in millions)
P&C Group	$1,963.0	$1,896.9	$1,798.7	$1,664.1	$1,051.7	$915.6

Corporate and other	(137.1)		(250.3)		(242.9)

	$1,825.9		$1,548.4		$808.8

   (f) As a holding company, Chubb’s ability to continue to pay dividends to shareholders and to satisfy its obligations, including the payment of interest and principal on debt obligations, relies on the availability of liquid assets, which is dependent in large part on the dividend paying ability of its property and casualty insurance subsidiaries. Various state insurance laws restrict the Corporation’s property and casualty insurance subsidiaries as to the amount of dividends they may pay without the prior approval of regulatory authorities. The restrictions are generally based on net income and on certain levels of policyholders’ surplus as determined in accordance with statutory accounting practices. Dividends in excess of such thresholds are considered “extraordinary” and require prior regulatory approval. During 2005, these subsidiaries paid dividends to Chubb totaling $617.4 million.
   The maximum dividend distribution that may be made by the property and casualty insurance subsidiaries to Chubb during 2006 without prior regulatory approval is approximately $1.4 billion.
(19) Subsequent Event
   On March 3, 2006, the Board of Directors approved a two-for-one stock split payable to shareholders of record on March 31, 2006. The share and per share amounts in the consolidated financial statements have not been adjusted to reflect the stock split. Net income per share and the weighted average number of common and potential common shares outstanding on a pro forma basis to reflect the stock split were as follows:

	Years Ended
	December 31

	2005	2004	2003

Net income per share	$4.47	$4.01	$2.23
Weighted average number of common and potential common shares outstanding (in millions)	408.4	386.4	362.5
At the same time, the Board of Directors approved an increase in the number of authorized shares of Chubb’s common stock from 600 million shares to 1.2 billion shares.

QUARTERLY FINANCIAL DATA
   Summarized unaudited quarterly financial data for 2005 and 2004 are shown below. In management’s opinion, the interim financial data contain all adjustments, consisting of normal recurring items, necessary to present fairly the results of operations for the interim periods.

	Three Months Ended

	March 31		June 30		September 30		December 31

	2005	2004	2005	2004	2005(a)	2004	2005	2004

	(in millions except for per share amounts)
Revenues	$3,448.7	$3,178.3	$3,451.4	$3,205.9	$3,479.4	$3,345.4	$3,702.8	$3,447.6
Losses and expenses	2,836.9	2,689.3	2,767.4	2,739.6	3,175.2	2,865.3	2,855.8	2,814.8
Federal and foreign income tax	142.2	128.3	188.5	110.2	57.8	116.1	232.6	165.2

Net income	$469.6	$360.7	$495.5	$356.1	$246.4	$364.0	$614.4	$467.6

Basic earnings per share	$2.43	$1.92	$2.52	$1.88	$1.24	$1.91	$3.01	$2.44

Diluted earnings per share	$2.37	$1.88	$2.45	$1.85	$1.20	$1.88	$2.92	$2.39

Underwriting ratios
Losses to premiums earned	60.6%	62.5%	60.3%	63.3%	74.4%	63.9%	61.8%	62.7%
Expenses to premiums written	28.8	30.1	28.0	29.5	27.8	29.4	27.5	27.9

Combined	89.4%	92.6%	88.3%	92.8%	102.2%	93.3%	89.3%	90.6%

(a)	In the third quarter of 2005, revenues were reduced by net reinsurance reinstatement premium costs of $51.0 million and losses and expenses included net losses of $415.0 million related to Hurricane Katrina. Net income for the quarter was reduced by $302.9 million or $1.48 per diluted share ($1.52 per basic share) for the after-tax effect of the net costs. Excluding the impact of Hurricane Katrina, the losses to premiums earned ratio was 59.8%, the expenses to premiums written ratio was 27.3% and the combined ratio was 87.1%.

THE CHUBB CORPORATION

Schedule I

CONSOLIDATED SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES

(in millions)

December 31, 2005

			Amount
			at Which
	Cost or		Shown in
	Amortized	Market	the
Type of Investment	Cost	Value	Balance Sheet

Short term investments	$1,898.5	$1,898.5	$1,898.5

Fixed maturities
Bonds
United States Government and government agencies and authorities	5,769.9	5,696.0	5,695.0
States, municipalities and political subdivisions	15,680.5	15,990.0	15,979.8
Foreign	4,747.0	4,837.4	4,837.4
Public utilities	380.5	388.6	388.6
All other corporate bonds	3,550.5	3,581.6	3,581.6

Total bonds	30,128.4	30,493.6	30,482.4
Redeemable preferred stocks	40.5	40.1	40.1

Total fixed maturities	30,168.9	30,533.7	30,522.5

Equity securities
Common stocks
Public utilities	170.9	192.8	192.8
Banks, trusts and insurance companies	82.0	97.5	97.5
Industrial, miscellaneous and other	735.6	818.9	818.9

Total common stocks	988.5	1,109.2	1,109.2
Non-redeemable preferred stocks	56.7	60.3	60.3
Limited partnerships	1,042.9	1,042.9	1,042.9

Total equity securities	2,088.1	2,212.4	2,212.4

Total invested assets	$34,155.5	$34,644.6	$34,633.4

THE CHUBB CORPORATION

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS — PARENT COMPANY ONLY

(in millions)

December 31

	2005	2004

Assets
Invested Assets
Short Term Investments	$916.4	$186.5
Taxable Fixed Maturities — Available-for-Sale (cost $1,294.5 and $1,037.6)	1,277.7	1,047.9
Equity Securities (cost $4.7 and $4.7)	8.0	7.3

TOTAL INVESTED ASSETS	2,202.1	1,241.7
Cash	.1	.5
Investment in Consolidated Subsidiaries	12,155.6	11,100.6
Investment in Partially Owned Company	260.0	346.2
Net Receivable from Consolidated Subsidiaries	140.7	140.7
Other Assets	149.7	112.2

TOTAL ASSETS	$14,908.2	$12,941.9

Liabilities
Long Term Debt	$2,267.3	$2,571.4
Dividend Payable to Shareholders	90.2	75.0
Accrued Expenses and Other Liabilities	143.7	169.1

TOTAL LIABILITIES	2,501.2	2,815.5

Shareholders’ Equity
Preferred Stock — Authorized 4,000,000 Shares; $1 Par Value; Issued — None	—	—
Common Stock — Authorized 600,000,000 Shares; $1 Par Value; Issued 210,432,298 and 195,803,824 Shares	210.4	195.8
Paid-In Surplus	2,364.4	1,319.1
Retained Earnings	9,599.7	8,119.1
Accumulated Other Comprehensive Income
Unrealized Appreciation of Investments, Net of Tax	310.7	624.5
Foreign Currency Translation Gains, Net of Tax	56.7	79.0
Treasury Stock, at Cost — 1,393,900 and 3,127,282 Shares	(134.9)	(211.1)

TOTAL SHAREHOLDERS’ EQUITY	12,407.0	10,126.4

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,908.2	$12,941.9

      The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

THE CHUBB CORPORATION

Schedule II

(continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF INCOME — PARENT COMPANY ONLY

(in millions)

Years Ended December 31

	2005	2004	2003

Revenues

Investment Income	$82.1	$64.7	$48.0

Other Revenues	3.4	—	—

Realized Investment Gains (Losses)	15.9	(40.6)	(2.2)

TOTAL REVENUES	101.4	24.1	45.8

Expenses

Investment Expenses	2.2	2.0	4.5

Real Estate Impairment Loss	48.0	—	—

Corporate Expenses	188.5	176.1	164.1

TOTAL EXPENSES	238.7	178.1	168.6

Loss before Federal and Foreign Income Tax and Equity in Net Income of Consolidated Subsidiaries	(137.3)	(154.0)	(122.8)

Federal and Foreign Income Tax (Credit)	(48.4)	52.9	6.8

Loss before Equity in Net Income of Consolidated Subsidiaries	(88.9)	(206.9)	(129.6)

Equity in Net Income of Consolidated Subsidiaries	1,914.8	1,755.3	938.4

NET INCOME	$1,825.9	$1,548.4	$808.8

      Chubb and its domestic subsidiaries file a consolidated federal income tax return. The federal income tax provision represents an allocation under the Corporation’s tax allocation agreements.

      The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

THE CHUBB CORPORATION

Schedule II

(continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS — PARENT COMPANY ONLY

(in millions)

Years Ended December 31

	2005	2004	2003

Cash Flows from Operating Activities
Net Income	$1,825.9	$1,548.4	$808.8
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Equity in Net Income of Consolidated Subsidiaries	(1,914.8)	(1,755.3)	(938.4)
Realized Investment Losses (Gains)	(15.9)	40.6	2.2
Other, Net	101.5	.8	(1.1)

NET CASH USED IN OPERATING ACTIVITIES	(3.3)	(165.5)	(128.5)

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturities	547.8	189.9	332.6
Proceeds from Maturities of Fixed Maturities	102.0	68.7	41.0
Proceeds from Sales of Equity Securities	.5	6.8	74.1
Purchases of Fixed Maturities	(703.2)	(973.1)	(648.3)
Purchases of Equity Securities	(.5)	—	(7.6)
Decrease (Increase) in Short Term Investments, Net	(729.9)	517.4	(685.5)
Capital Contributions to Consolidated Subsidiaries	(200.0)	(20.0)	(865.0)
Dividends Received from Consolidated Insurance Subsidiaries	520.0	380.0	270.0
Distributions Received from Consolidated Non-Insurance Subsidiaries	—	10.5	—
Other, Net	99.8	.4	(16.8)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(363.5)	180.6	(1,505.5)

Cash Flows from Financing Activities
Proceeds from Issuance of Long Term Debt	—	—	960.0
Repayment of Long Term Debt	(300.0)	—	—
Proceeds from Common Stock Offering	—	—	886.8
Proceeds from Common Stock Issued Upon Settlement of Equity Unit Warrants	600.0	—	—
Proceeds from Issuance of Common Stock Under Stock-Based Employee Compensation Plans	531.4	258.4	43.8
Repurchase of Shares	(134.9)	—	—
Dividends Paid to Shareholders	(330.1)	(290.9)	(251.1)
Other, Net	—	17.9	(5.6)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	366.4	(14.6)	1,633.9

Net Increase (Decrease) in Cash	(.4)	.5	(.1)
Cash at Beginning of Year	.5	—	.1

CASH AT END OF YEAR	$.1	$.5	$—

      The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

      In 2005, consolidated subsidiaries paid noncash dividends in the amount of $196 million to Chubb. These transactions have been excluded from the statement of cash flows.

THE CHUBB CORPORATION

Schedule III

CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION

(in millions)

	December 31			Year Ended December 31

							Amortization	Other
	Deferred						of Deferred	Insurance
	Policy				Net		Policy	Operating
	Acquisition	Unpaid	Unearned	Premiums	Investment	Insurance	Acquisition	Costs and	Premiums
Segment	Costs	Losses	Premiums	Earned	Income*	Losses	Costs	Expenses**	Written

2005
Property and Casualty Insurance
Personal	$444.6	$2,059.1	$1,729.8	$3,217.0		$1,821.9	$844.9	$122.6	$3,306.5
Commercial	576.4	10,803.1	2,614.8	5,020.3		3,188.3	1,180.0	268.9	5,030.0
Specialty	336.6	8,081.8	1,743.6	2,981.2		2,216.3	602.9	97.5	3,042.1
Reinsurance Assumed	87.2	1,537.7	272.5	957.5		587.0	302.6	22.5	904.0
Investments					$1,315.3

	$1,444.8	$22,481.7	$6,360.7	$12,176.0	$1,315.3	$7,813.5	$2,930.4	$511.5	$12,282.6

2004
Property and Casualty Insurance
Personal	$423.7	$1,839.5	$1,625.2	$2,997.0		$1,830.4	$808.3	$154.1	$3,115.5
Commercial	572.4	9,549.8	2,631.2	4,766.2		2,508.5	1,134.4	322.6	4,938.6
Specialty	341.2	7,713.8	1,774.1	2,762.0		2,289.9	563.5	129.7	2,860.1
Reinsurance Assumed	97.4	1,188.8	325.4	1,110.5		692.1	337.1	19.0	1,138.7
Investments					$1,184.3

	$1,434.7	$20,291.9	$6,355.9	$11,635.7	$1,184.3	$7,320.9	$2,843.3	$625.4	$12,052.9

2003
Property and Casualty Insurance
Personal	$402.9	$1,642.4	$1,494.4	$2,708.1		$1,736.3	$749.4	$171.9	$2,868.4
Commercial	543.5	9,403.0	2,459.1	4,140.5		2,642.2	1,009.8	344.1	4,468.3
Specialty	307.1	6,111.4	1,686.4	2,540.6		1,998.4	540.0	145.6	2,747.3
Reinsurance Assumed	89.9	791.0	299.5	793.3		490.3	236.4	13.6	983.9
Investments					$1,058.4

	$1,343.4	$17,947.8	$5,939.4	$10,182.5	$1,058.4	$6,867.2	$2,535.6	$675.2	$11,067.9

*	Property and casualty assets are available for payment of losses and expenses for all classes of business; therefore, such assets and the related investment income have not been allocated to the underwriting segments.

**	Other insurance operating costs and expenses does not include other charges.

The consolidated supplementary insurance information for 2004 and 2003 include certain reclassifications to conform with the 2005 presentation, which more closely reflects the way the property and casualty business is now managed. The total amounts are not affected.

THE CHUBB CORPORATION

Schedule IV

CONSOLIDATED REINSURANCE

(in millions)

Years Ended December 31

	Property and Casualty Insurance Premiums Earned
					Percentage of
		Ceded	Assumed		Amount
	Direct	to Other	from Other	Net	Assumed
	Amount	Companies	Companies	Amount	to Net

2005	$12,110.6	$1,110.1	$1,175.5	$12,176.0	9.7

2004	$11,663.8	$1,395.8	$1,367.7	$11,635.7	11.8

2003	$10,720.0	$1,631.9	$1,094.4	$10,182.5	10.7

THE CHUBB CORPORATION

Schedule VI

CONSOLIDATED SUPPLEMENTARY PROPERTY AND CASUALTY INSURANCE INFORMATION

(in millions)

Years Ended December 31

	Losses and Loss
	Adjustment
	Expenses Incurred
	Related to
			Paid Losses and
	Current	Prior	Loss Adjustment
	Year	Years	Expenses

2005	$7,650.8	$162.7	$5,909.7

2004	$6,994.0	$326.9	$5,033.4

2003	$6,469.9	$397.3	$4,987.6

THE CHUBB CORPORATION

EXHIBITS INDEX

(Item 15(a))

Exhibit
Number		Description

	—	Articles of incorporation and by-laws
3.1		Restated Certificate of Incorporation. Incorporated by reference to Exhibit (3) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
3.2		Certificate of Amendment to the Restated Certificate of Incorporation. Incorporated by reference to Exhibit (3) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.
3.3
Certificate of Correction of Certificate of Amendment to the Restated Certificate of Incorporation. Incorporated by reference to Exhibit (3) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

3.4		By-Laws. Incorporated by reference to Exhibit (3.1) of the registrant’s Current Report on Form 8-K filed on December 9, 2003.
	—	Instruments defining the rights of security holders, including indentures

The registrant is not filing any instruments evidencing any indebtedness since the total amount of securities authorized under any single instrument does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

4.1
Purchase Contract Agreement, dated as of June 24, 2003, between The Chubb Corporation and Bank One Trust Company, N.A., as Purchase Contract Agent. Incorporated by reference to Exhibit (4.1) of the registrant’s Current Report on Form 8-K filed on June 25, 2003.

4.2
Pledge Agreement, dated as of June 24, 2003, between The Chubb Corporation, BNY Midwest Trust Company, as Collateral Agent, Custodial Agent and Securities Intermediary, and Bank One Trust Company, N.A., as Purchase Contract Agent. Incorporated by reference to Exhibit (4.2) of the registrant’s Current Report on Form 8-K filed on June 25, 2003.

4.3
Rights Agreement dated as of March 12, 1999 between The Chubb Corporation and First Chicago Trust Company of New York, as Rights Agent. Incorporated by reference to Exhibit (99.1) of the registrant’s Current Report on Form 8-K filed on March 30, 1999.

	—	Material contracts
10.1
Five Year Revolving Credit Agreement, dated as of June 22, 2005, among The Chubb Corporation, the banks listed on the signature pages thereof, Deutsche Bank Securities Inc. and Citigroup Global Markets Inc., as Arrangers, Deutsche Bank AG New York Branch and Citicorp USA, Inc., as Swingline Lenders, Citicorp USA, Inc., as Syndication Agent, the Bank of New York and Wachovia Bank, National Association, as Documentation Agents, and Deutsche Bank AG New York Branch, as Administrative Agent, incorporated by reference to Exhibit (10.1) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

10.2
The Chubb Corporation 2003 Producer Stock Incentive Plan incorporated by reference to Annex B of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders held on April 29, 2003.

Exhibit
Number	Description

10.3
The Chubb Corporation Producer Stock Incentive Program incorporated by reference to Exhibit (4.3) of Amendment No. 2 to the registrant’s Registration Statement on Form S-3 (No. 333-67445) dated January 25, 1999.

10.4	The Chubb Corporation Asset Managers Incentive Compensation Plan (2005) incorporated by reference to Exhibit (10) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.5	Corporate Aircraft Policy incorporated by reference to Exhibit (10.12) of the registrant’s Current Report on Form 8-K filed on March 9, 2005.
10.6
The Chubb Corporation Annual Incentive Compensation Plan (2001) incorporated by reference to Exhibit B of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders held on April 24, 2001.

10.7
The Chubb Corporation Long-Term Stock Incentive Plan (2004) incorporated by reference to Annex B of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders held on April 27, 2004.

10.8
The Chubb Corporation Long-Term Stock Incentive Plan (2000) incorporated by reference to Exhibit A of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders held on April 25, 2000.

10.9	The Chubb Corporation Long-Term Stock Incentive Plan (1996), as amended, incorporated by reference to Exhibit (10) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.
10.10	The Chubb Corporation Long-Term Stock Incentive Plan (1992), as amended, incorporated by reference to Exhibit (10) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.
10.11
The Chubb Corporation Long-Term Stock Incentive Plan for Non-Employee Directors (2004) incorporated by reference to Annex C of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders held on April 27, 2004.

10.12
The Chubb Corporation Stock Option Plan for Non-Employee Directors (2001) incorporated by reference to Exhibit C of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders held on April 24, 2001.

10.13
The Chubb Corporation Stock Option Plan for Non-Employee Directors (1996), as amended, incorporated by reference to Exhibit (10) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.14
The Chubb Corporation Stock Option Plan for Non-Employee Directors (1992), as amended, incorporated by reference to Exhibit (10) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.15
Non-Employee Director Special Stock Option Agreement, dated as of December 5, 2002, between The Chubb Corporation and Joel J. Cohen, incorporated by reference to Exhibit (10.1) of the registrant’s Current Report on Form 8-K filed on December 9, 2002.

10.16
Non-Employee Director Special Stock Option Agreement, dated as of December 5, 2002, between The Chubb Corporation and Lawrence M. Small, incorporated by reference to Exhibit (10.3) of the registrant’s Current Report on Form 8-K filed on December 9, 2002.

10.17	The Chubb Corporation Key Employee Deferred Compensation Plan (2005) incorporated by reference to Exhibit (10.9) of the registrant’s Current Report on Form 8-K filed on March 9, 2005.

Exhibit
Number	Description

10.18	Amendment to the registrant’s Key Employee Deferred Compensation Plan (2005) incorporated by reference to Exhibit (10.1) of the registrant’s Current Report on Form 8-K filed on September 12, 2005.
10.19	The Chubb Corporation Executive Deferred Compensation Plan incorporated by reference to Exhibit (10) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.
10.20
The Chubb Corporation Deferred Compensation Plan for Directors, as amended, incorporated by reference to Exhibit (10) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.21	The Chubb Corporation Estate Enhancement Program incorporated by reference to Exhibit (10) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
10.22
The Chubb Corporation Estate Enhancement Program for Non-Employee Directors incorporated by reference to Exhibit (10) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.23
Change in Control Employment Agreement, dated as of December 1, 2002, between The Chubb Corporation and John D. Finnegan, incorporated by reference to Exhibit (10) of the registrant’s Current Report on Form 8-K filed on January 21, 2003.

10.24
Amendment, dated as of December 1, 2003, to Change in Control Employment Agreement, dated as of December 1, 2002, between The Chubb Corporation and John D. Finnegan, incorporated by reference to Exhibit (10.2) of the registrant’s Current Report on Form 8-K filed on December 2, 2003.

10.25
Employment Agreement, dated as of December 1, 2002, between The Chubb Corporation and John D. Finnegan, incorporated by reference to Exhibit (10) of the registrant’s Current Report on Form 8-K filed on January 21, 2003.

10.26
Amendment, dated as of December 1, 2003, to Employment Agreement, dated as of December 1, 2002, between The Chubb Corporation and John D. Finnegan, incorporated by reference to Exhibit (10.1) of the registrant’s Current Report on Form 8-K filed on December 2, 2003.

10.27
Executive Severance Agreement, dated as of November 16, 1998, between The Chubb Corporation and Thomas F. Motamed, incorporated by reference to Exhibit (10) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.28
Executive Severance Agreement, dated as of June 30, 1997, between The Chubb Corporation and Michael O’Reilly, incorporated by reference to Exhibit (10) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.29
Executive Severance Agreement, dated as of December 8, 1995, between The Chubb Corporation and John J. Degnan, incorporated by reference to Exhibit (10) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.

10.30	Schedule of 2006 Base Salary Increases for Named Executive Officers incorporated by reference to Exhibit (10.1) of the registrant’s Current Report on Form 8-K filed on March 8, 2006.
10.31
Form of 2006 Performance Share Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004) (for Chief Executive Officer and Vice Chairmen) incorporated by reference to Exhibit (10.2) of the registrant’s Current Report on Form 8-K filed on March 8, 2006.

Exhibit
Number	Description

10.32
Form of 2006 Performance Share Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004) (for Executive Vice Presidents and certain Senior Vice Presidents) incorporated by reference to Exhibit (10.3) of the registrant’s Current Report on Form 8-K filed on March 8, 2006.

10.33
Form of 2006 Restricted Stock Unit Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004) (for Chief Executive Officer, Vice Chairmen, Executive Vice Presidents and certain Senior Vice Presidents) incorporated by reference to Exhibit (10.4) of the registrant’s Current Report on Form 8-K filed on March 8, 2006.

10.34
Form of 2006 Performance Share Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan for Non-Employee Directors (2004) incorporated by reference to Exhibit (10.5) of the registrant’s Current Report on Form 8-K filed on March 8, 2006.

10.35
Form of 2006 Stock Unit Agreement under The Chubb Corporation Long-Term Stock Incentive Plan for Non-Employee Directors (2004) incorporated by reference to Exhibit (10.6) of the registrant’s Current Report on Form 8-K filed on March 8, 2006.

10.36	Schedule of 2005 Base Salary Increases for Named Executive Officers incorporated by reference to Exhibit (10.1) of the registrant’s Current Report on Form 8-K filed on March 9, 2005.
10.37	Schedule of 2005 Annual Incentive Compensation Award Formula Components incorporated by reference to Exhibit (10.2) of the registrant’s Current Report on Form 8-K filed on March 9, 2005.
10.38
Form of Performance Share Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004) (for Chief Executive Officer and Vice Chairmen) incorporated by reference to Exhibit (10.3) of the registrant’s Current Report on Form 8-K filed on March 9, 2005.

10.39
Form of Performance Share Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004) (for Executive Vice Presidents and certain Senior Vice Presidents) incorporated by reference to Exhibit (10.4) of the registrant’s Current Report on Form 8-K filed on March 9, 2005.

10.40
Form of Performance Share Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004) (for recipients other than Chief Executive Officer, Vice Chairmen, Executive Vice Presidents and certain Senior Vice Presidents) incorporated by reference to Exhibit (10.5) of the registrant’s Current Report on Form 8-K filed on March 9, 2005.

10.41
Form of Restricted Stock Unit Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004) incorporated by reference to Exhibit (10.6) of the registrant’s Current Report on Form 8-K filed on March 9, 2005.

10.42
Amendment to the form of restricted stock unit award agreement for all eligible participants in The Chubb Corporation Long-Term Stock Incentive Plan (2004) incorporated by reference to Exhibit (10.2) of the registrant’s Current Report on Form 8-K filed on September 12, 2005.

10.43
Form of Non-Statutory Stock Option Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004) (three year vesting schedule) incorporated by reference to Exhibit (10.7) of the registrant’s Current Report on Form 8-K filed on March 9, 2005.

Exhibit
Number		Description

10.44
Form of Non-Statutory Stock Option Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004) (four year vesting schedule) incorporated by reference to Exhibit (10.8) of the registrant’s Current Report on Form 8-K filed on March 9, 2005.

10.45
Form of Performance Share Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan for Non-Employee Directors (2004) incorporated by reference to Exhibit (10.10) of the registrant’s Current Report on Form 8-K filed on March 9, 2005.

10.46
Form of Stock Unit Agreement under The Chubb Corporation Long-Term Stock Incentive Plan for Non-Employee Directors (2004) incorporated by reference to Exhibit (10.11) of the registrant’s Current Report on Form 8-K filed on March 9, 2005.

11.1		Computation of earnings per share included in Note (15) of the Notes to Consolidated Financial Statements.
21.1		Subsidiaries of the registrant filed herewith.
23.1		Consent of Independent Registered Public Accounting Firm filed herewith.
	—	Rule 13a-14(a)/15d-14(a) Certifications.
31.1		Certification by John D. Finnegan filed herewith.
31.2		Certification by Michael O’Reilly filed herewith.
	—	Section 1350 Certifications.
32.1		Certification by John D. Finnegan filed herewith.
32.2		Certification by Michael O’Reilly filed herewith.