Form 10-Q
period 2006-03-31
CHUBB CORP
filed 2006-05-05
CIK 20171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
YES ☑           NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐           NO ☑
     The number of shares of common stock outstanding as of March 31, 2006 was 414,910,652.

THE CHUBB CORPORATION
INDEX

Part I. FINANCIAL INFORMATION
Item 1 — Financial Statements
THE CHUBB CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31

	2006	2005
	(in millions)
Revenues
Premiums Earned	$3,019	$3,035
Investment Income	381	334
Other Revenues	—	35
Realized Investment Gains	106	45

Total Revenues	3,506	3,449

Losses and Expenses
Insurance Losses and Loss Expenses	1,618	1,835
Amortization of Deferred Policy Acquisition Costs	733	731
Other Insurance Operating Costs and Expenses	127	153
Investment Expenses	10	9
Other Expenses	16	60
Corporate Expenses	50	49

Total Losses and Expenses	2,554	2,837

Income Before Federal and Foreign Income Tax	952	612
Federal and Foreign Income Tax	280	142

Net Income	$672	$470

Net Income Per Share

Basic	$1.62	$1.22
Diluted	1.58	1.18

Dividends Declared Per Share	.25	.21 1/2
See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
CONSOLIDATED BALANCE SHEETS

	Mar. 31,	Dec. 31,
	2006	2005
	(in millions)
Assets

Invested Assets
Short Term Investments	$1,653	$1,899
Fixed Maturities
Held-to-Maturity — Tax Exempt (market $182 and $216)	173	205
Available-for-Sale
Tax Exempt (cost $16,070 and $15,449)	16,202	15,750
Taxable (cost $14,652 and $14,515)	14,504	14,568
Equity Securities (cost $2,237 and $2,088)	2,387	2,212

TOTAL INVESTED ASSETS	34,919	34,634
Cash	42	36
Securities Lending Collateral	1,747	2,077
Accrued Investment Income	386	391
Premiums Receivable	2,212	2,319
Reinsurance Recoverable on Unpaid Losses and Loss Expenses	3,370	3,769
Prepaid Reinsurance Premiums	274	244
Deferred Policy Acquisition Costs	1,438	1,445
Real Estate Assets	353	367
Investment in Partially Owned Company	243	260
Deferred Income Tax	641	623
Goodwill	467	467
Other Assets	1,609	1,429

TOTAL ASSETS	$47,701	$48,061

Liabilities

Unpaid Losses and Loss Expenses	$22,401	$22,482
Unearned Premiums	6,301	6,361
Securities Lending Payable	1,747	2,077
Long Term Debt	2,462	2,467
Dividend Payable to Shareholders	104	90
Accrued Expenses and Other Liabilities	2,086	2,177

TOTAL LIABILITIES	35,101	35,654

Contingent Liabilities (Note 5)

Shareholders’ Equity

Common Stock — $1 Par Value; 414,910,652 and 210,432,298 Shares	415	210
Paid-In Surplus	1,875	2,364
Retained Earnings	10,168	9,600
Accumulated Other Comprehensive Income
Unrealized Appreciation of Investments, Net of Tax	87	311
Foreign Currency Translation Gains, Net of Tax	55	57
Treasury Stock, at Cost — 1,393,900 Shares in 2005	—	(135)

TOTAL SHAREHOLDERS’ EQUITY	12,600	12,407

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$47,701	$48,061

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31

	2006	2005
	(in millions)
Net Income	$672	$470

Other Comprehensive Income
Change in Unrealized Appreciation of Investments, Net of Tax	(224)	(270)
Foreign Currency Translation Gains (Losses), Net of Tax	(2)	7

	(226)	(263)

Comprehensive Income	$446	$207

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31

	2006	2005
	(in millions)
Cash Flows from Operating Activities
Net Income	$672	$470
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Increase in Unpaid Losses and Loss Expenses, Net	318	510
Increase (Decrease) in Unearned Premiums, Net	(94)	21
Decrease in Premiums Receivable	107	91
Decrease (Increase) in Reinsurance Recoverable on Paid Losses	(152)	61
Change in Deferred Income Tax	100	56
Amortization of Premiums and Discounts on Fixed Maturities	57	54
Depreciation	22	23
Realized Investment Gains	(106)	(45)
Other, Net	(210)	(231)

Net Cash Provided by Operating Activities	714	1,010

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturities	887	2,010
Proceeds from Maturities of Fixed Maturities	398	389
Proceeds from Sales of Equity Securities	186	140
Purchases of Fixed Maturities	(2,042)	(3,307)
Purchases of Equity Securities	(229)	(228)
Decrease (Increase) in Short Term Investments, Net	246	(108)
Increase in Net Payable from Security Transactions Not Settled	115	98
Purchases of Property and Equipment, Net	(14)	(10)
Other, Net	—	11

Net Cash Used in Investing Activities	(453)	(1,005)

Cash Flows from Financing Activities
Decrease in Funds Held Under Deposit Contracts	(2)	(77)
Proceeds from Issuance of Common Stock Under Stock-Based Employee Compensation Plans	86	142
Repurchase of Shares	(249)	—
Dividends Paid to Shareholders	(90)	(75)

Net Cash Used in Financing Activities	(255)	(10)

Net Increase (Decrease) in Cash	6	(5)

Cash at Beginning of Year	36	42

Cash at End of Period	$42	$37

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1)	General
     The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of The Chubb Corporation (Chubb) and its subsidiaries (collectively, the Corporation). Significant intercompany transactions have been eliminated in consolidation.
     The amounts included in this report are unaudited but include those adjustments, consisting of normal recurring items, that management considers necessary for a fair presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Notes to Consolidated Financial Statements included in the Corporation’s 2005 Annual Report on Form 10-K.
     Share and per share amounts have been retroactively adjusted to reflect the two-for-one stock split payable to shareholders of record on March 31, 2006.
2)	Adoption of New Accounting Pronouncements
     Effective January 1, 2006, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, which revised SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) requires companies to adopt the fair value method of accounting for stock-based employee compensation plans. The fair value method of accounting for stock-based employee compensation plans as defined in SFAS No. 123(R) is similar in most respects to the fair value method defined in SFAS No. 123. Since the Corporation had previously adopted the fair value method of accounting for stock-based employee compensation plans, the adoption of SFAS No. 123(R) did not have a significant effect on the Corporation’s financial position or results of operations.
     Effective January 1, 2006, the Corporation adopted Financial Accounting Standards Board Staff Position (FSP) Nos. 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of an impairment loss. The FSP clarifies that an investor shall recognize an impairment loss when the impairment is deemed to be other-than-temporary even if a decision to sell the impaired security has not been made. The FSP nullifies certain requirements and carries forward other requirements of Emerging Issues Task Force Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The implementation of the guidance in the FSP did not have a significant effect on the Corporation’s financial position or results of operations.

3)	Investments
     Short term investments, which have an original maturity of one year or less, are carried at amortized cost which approximates market value. Fixed maturities classified as held-to-maturity are carried at amortized cost. Fixed maturities classified as available-for-sale and equity securities are carried at market value as of the balance sheet date.
     The net change in unrealized appreciation or depreciation of investments carried at market value was as follows:

	Three Months Ended
	March 31
	2006	2005
	(in millions)
Change in unrealized appreciation of equity securities	$26	$(12)
Change in unrealized appreciation or depreciation of fixed maturities	(370)	(404)

	(344)	(416)

Deferred income tax credit	(120)	(146)

Change in unrealized appreciation of investments, net	$(224)	$(270)

4)	Segments Information
     The principal business of the Corporation is the sale of property and casualty insurance. The profitability of the property and casualty insurance business depends on the results of both underwriting operations and investments, which are viewed as two distinct operations. The underwriting operations are managed and evaluated separately from the investment function.
     The property and casualty insurance subsidiaries (P&C Group) underwrite most lines of property and casualty insurance. Underwriting operations consist of four separate business units: personal insurance, commercial insurance, specialty insurance and reinsurance assumed. The personal segment targets the personal insurance market. The personal classes include automobile, homeowners and other personal coverages. The commercial segment includes those classes of business that are generally available in broad markets and are of a more commodity nature. Commercial classes include multiple peril, casualty, workers’ compensation and property and marine. The specialty segment includes those classes of business that are available in more limited markets since they require specialized underwriting and claim settlement. Specialty classes include professional liability coverages and surety. The reinsurance assumed business is effectively in runoff following the sale, in December 2005, of the ongoing business to a Bermuda based reinsurance company, Harbor Point Limited. Harbor Point has the right for a transition period of up to two years to underwrite specific reinsurance business on the P&C Group’s behalf. The P&C Group retains a portion of this business and cedes the balance to Harbor Point.
     Corporate and other includes investment income earned on corporate invested assets, corporate expenses and the Corporation’s real estate and other non-insurance subsidiaries.

     Corporate and other includes the results of Chubb Financial Solutions (CFS), which were previously reported separately. CFS’s business was primarily structured credit derivatives, principally as a counterparty in portfolio credit default swaps. CFS has been in run-off since April 2003.
     Revenues and income before income tax of the operating segments were as follows:

	Three Months Ended
	March 31
	2006	2005
	(in millions)
Revenues
Property and casualty insurance
Premiums earned
Personal insurance	$837	$793
Commercial insurance	1,279	1,257
Specialty insurance	749	722

Total insurance	2,865	2,772

Reinsurance assumed	154	263

	3,019	3,035

Investment income	357	321

Total property and casualty insurance	3,376	3,356

Corporate and other	24	48
Realized investment gains	106	45

Total revenues	$3,506	$3,449

Income (loss) before income tax
Property and casualty insurance
Underwriting
Personal insurance	$184	$134
Commercial insurance	256	169
Specialty insurance	88	(30)

Total insurance	528	273

Reinsurance assumed	16	41

	544	314

Increase (decrease) in deferred policy acquisition costs	(8)	5

Underwriting income	536	319

Investment income	348	313

Other income (charges)	5	(3)

Total property and casualty insurance	889	629

Corporate and other loss	(43)	(62)
Realized investment gains	106	45

Total income before income tax	$952	$612

5)	Contingent Liabilities
     Chubb and certain of its subsidiaries are involved in the ongoing investigations of business practices in the property and casualty insurance industry relating to, among other things, (1) the payment of contingent commissions to brokers and agents and (2) loss mitigation and finite reinsurance arrangements. In connection with these investigations, Chubb and certain of its subsidiaries have received subpoenas and other information requests from the Attorneys General and insurance regulators of several states, as well as from several foreign regulatory authorities, the U.S. Securities and Exchange Commission and the U.S. Attorney for the Southern District of New York. The Corporation is cooperating fully in such investigations. Although no regulatory action has been initiated against the Corporation, it is possible that one or more regulatory authorities will bring an action against the Corporation with respect to some or all of the issues that are the focus of these ongoing investigations. The Corporation has been informed by the Attorney General of the State of Ohio that he currently intends to file an action against several industry participants, including the Corporation, with respect to certain of these issues.
     Purported class actions arising out of the investigations into the payment of contingent commissions to brokers and agents have been filed in a number of state and federal courts. On August 1, 2005, Chubb and certain of its subsidiaries were named in a putative class action entitled In re Insurance Brokerage Antitrust Litigation in the U.S. District Court for the District of New Jersey. This action, brought against several brokers and insurers on behalf of a class of persons who purchased insurance through the broker defendants, asserts claims under the Sherman Act and state law and the Racketeer Influenced and Corrupt Organizations Act (“RICO”) arising from the alleged unlawful use of contingent commission agreements. The complaint seeks treble damages, injunctive and declaratory relief, and attorneys’ fees.
     Chubb and certain of its subsidiaries have also been named as defendants in two purported class actions relating to allegations of unlawful use of contingent commission arrangements that were originally filed in state court. The first was filed on February 16, 2005 in Seminole County, Florida. The second was filed on May 17, 2005 in Essex County, Massachusetts. Both cases were removed to federal court and then transferred by the Judicial Panel on Multidistrict Litigation to the U.S. District Court for the District of New Jersey for consolidation with the In re Insurance Brokerage Antitrust Litigation. In December 2005, Chubb and certain of its subsidiaries were named in an action similar to the In re Insurance Brokerage Antitrust Litigation. The action is pending in the same court and has been assigned to the judge who is presiding over the In re Insurance Brokerage Antitrust Litigation. The complaint has not yet been served in this matter. Separately, in April 2006, Chubb and one of its subsidiaries were named in an action similar to the In re Insurance Brokerage Antitrust Litigation. This action is pending in the U.S. District Court for the Northern District of Georgia. In these actions, the plaintiffs generally allege that the defendants unlawfully used contingent commission agreements. The actions seek unspecified damages and attorneys’ fees.
     The Corporation believes it has substantial defenses to all of the aforementioned legal proceedings and intends to defend the actions vigorously.

     The Corporation cannot at this time predict the ultimate outcome of the aforementioned investigations and legal proceedings, including any potential amounts that the Corporation may be required to pay in connection with them. However, it is possible that such payments could have a material adverse effect on the Corporation’s results of operations in particular quarterly or annual periods.
6)	Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31
	2006	2005
	(in millions, except
	per share amounts)
Basic earnings per share:
Net income	$672	$470

Weighted average number of common shares outstanding	413.9	386.4

Basic earnings per share	$1.62	$1.22

Diluted earnings per share:
Net income	$672	$470

Weighted average number of common shares outstanding	413.9	386.4
Additional shares from assumed exercise of stock-based compensation awards	6.9	7.6
Additional shares from assumed issuance of common stock upon settlement of purchase contracts and mandatorily exercisable warrants	3.3	2.9

Weighted average number of common shares and potential common shares assumed outstanding for computing diluted earnings per share	424.1	396.9

Diluted earnings per share	$1.58	$1.18

7)	Shareholders’ Equity
     On February 8, 2006, the Board of Directors authorized the cancellation of all treasury shares, which were thereupon restored to the status of authorized but unissued common shares. The change had no effect on total shareholders’ equity.
     On March 3, 2006, the Board of Directors approved a two-for-one stock split payable to shareholders of record on March 31, 2006. Accordingly, in the consolidated balance sheet at March 31, 2006, the shares of common stock issued were adjusted to reflect the effect of the stock split and an amount equal to the par value of the additional shares of common stock issued was transferred from paid-in surplus to common stock. In connection with the stock split, the Board of Directors approved a proportionate increase in the number of authorized shares of Chubb’s common stock from 600 million shares to 1.2 billion shares.
     The activity of Chubb’s common stock was as follows:

	Three Months Ended
	March 31
	2006	2005
Common stock issued
Balance, beginning of year	210,432,298	195,803,824
Two-for-one stock split	210,432,298	—
Treasury shares cancelled	(7,887,800)	—
Repurchase of shares	(125,562)	—
Share activity under stock-based employee compensation plans	2,059,418	—

Balance, end of period	414,910,652	195,803,824

Treasury stock
Balance, beginning of year	1,393,900	3,127,282
Two-for-one stock split	1,393,900	—
Repurchase of shares	5,100,000	—
Cancellation of shares	(7,887,800)	—
Share activity under stock-based employee compensation plans	—	(2,664,992)

Balance, end of period	—	462,290

Common stock outstanding, end of period	414,910,652	195,341,534

Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Quarters Ended March 31, 2006 and 2005
          Certain statements in this document are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 (PSLRA). These forward-looking statements are made pursuant to the safe harbor provisions of the PSLRA and include our loss reserve estimates and reinsurance recoverables, including our estimated gross and net losses from Hurricane Katrina; reinsurance pricing; commercial insurance rates; the impact of regulatory investigations and developments on our business; continuation of our financial strength and credit ratings; our estimated CFS credit derivatives exposure; and the possible recognition of additional impairment losses if real estate is not sold or does not perform as contemplated and the effect thereof on our results of operations. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. These statements are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties, which include, among others, those discussed or identified from time to time in our public filings with the Securities and Exchange Commission and those associated with:
•	global political conditions and the occurrence of terrorist attacks, including any nuclear, biological, chemical or radiological events;
•	the effects of the outbreak or escalation of war or hostilities;
•	premium pricing and profitability or growth estimates overall or by lines of business or geographic area, and related expectations with respect to the timing and terms of any required regulatory approvals;
•	adverse changes in loss cost trends;
•	the ability to retain existing business;
•	our expectations with respect to cash flow projections and investment income and with respect to other income;
•	the adequacy of loss reserves, including:
–	our expectations relating to reinsurance recoverables;

–	the willingness of parties, including us, to settle disputes;

–	developments in judicial decisions or regulatory or legislative actions relating to coverage and liability, in particular for asbestos, toxic waste and other mass tort claims;

–	development of new theories of liability;

–	our estimates relating to ultimate asbestos liabilities;

–	the impact from the bankruptcy protection sought by various asbestos producers and other related businesses;

–	the effects of proposed asbestos liability legislation, including the impact of claims patterns arising from the possibility of legislation and those that may arise if legislation is not passed;
•	the availability and cost of reinsurance coverage;
•	the occurrence of significant weather-related or other natural or human-made disasters, particularly in locations where we have concentrations of risk;

•	the impact of economic factors on companies on whose behalf we have issued surety bonds, and in particular, on those companies that have filed for bankruptcy or otherwise experienced deterioration in creditworthiness;
•	the effects of disclosures by, and investigations of, public companies relating to possible accounting irregularities, practices in the financial services industry and other corporate governance issues, including:
–	the effects on the capital markets and the markets for directors and officers and errors and omissions insurance;

–	claims and litigation arising out of actual or alleged accounting or other corporate malfeasance by other companies;

–	claims and litigation arising out of practices in the financial services industry;

–	legislative or regulatory proposals or changes;
•	the effects of investigations into market practices, in particular contingent commissions and loss mitigation and finite reinsurance arrangements, in the property and casualty insurance industry together with any legal or regulatory proceedings, related settlements and industry reform or other changes with respect to contingent commissions or otherwise arising therefrom;
•	the impact of legislative and regulatory developments on our business, including those relating to terrorism and large-scale catastrophes;
•	any downgrade in our claims-paying, financial strength or other credit ratings;
•	the ability of our subsidiaries to pay us dividends;
•	general economic and market conditions including:
–	changes in interest rates, market credit spreads and the performance of the financial markets;

–	the effects of inflation;

–	changes in domestic and foreign laws, regulations and taxes;

–	changes in competition and pricing environments;

–	regional or general changes in asset valuations;

–	the inability to reinsure certain risks economically;

–	changes in the litigation environment; and
•	our ability to implement management’s strategic plans and initiatives.
          The Corporation assumes no obligation to update any forward-looking information set forth in this document, which speak as of the date hereof.

CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS
          The consolidated financial statements include amounts based on informed estimates and judgments of management for transactions that are not yet complete. Such estimates and judgments affect the reported amounts in the financial statements. Those estimates and judgments that were most critical to the preparation of the financial statements involved the determination of loss reserves and the recoverability of related reinsurance recoverables and the recoverability of the carrying value of real estate properties. These estimates and judgments, which are discussed within the following analysis of our results of operations, require the use of assumptions about matters that are highly uncertain and therefore are subject to change as facts and circumstances develop. If different estimates and judgments had been applied, materially different amounts might have been reported in the financial statements.
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
•	Net income was $672 million in the first quarter of 2006 compared with $470 million in the comparable period of 2005. The increase in net income was driven by substantially higher underwriting income in our property and casualty insurance business.

•	Premiums written decreased by 4% in the first quarter of 2006. Premiums in our insurance business decreased 1%, reflecting our continued emphasis on underwriting and pricing discipline in a competitive market environment. Rates were generally stable, but were under competitive pressure in some classes of business. Premiums in our reinsurance assumed business decreased 46%, reflecting the sale of the ongoing business.

•	Underwriting results were exceptionally profitable in the first quarter of 2006 as evidenced by the combined loss and expense ratio of 82.9% compared with 89.4% in the corresponding 2005 quarter.

•	Property and casualty investment income after tax increased by 11% in the first quarter of 2006. For more information on this non-GAAP financial measure, see “Property and Casualty Insurance — Investment Results.”
     A summary of our consolidated net income is as follows:

	Quarter Ended March 31
	2006	2005
	(in millions)
Property and Casualty Insurance	$889	$629
Corporate and Other	(43)	(62)
Realized Investment Gains	106	45

Consolidated Income Before Income Tax	952	612
Federal and Foreign Income Tax	280	142

Consolidated Net Income	$672	$470

Property and Casualty Insurance
     A summary of the results of operations of our property and casualty insurance business is as follows:

	Quarter Ended March 31
	2006	2005
	(in millions)
Underwriting
Net Premiums Written	$2,925	$3,056
Decrease (Increase) in Unearned Premiums	94	(21)

Premiums Earned	3,019	3,035

Losses and Loss Expenses	1,618	1,835
Operating Costs and Expenses	850	879
Decrease (Increase) in Deferred Policy
Acquisition Costs	8	(5)
Dividends to Policyholders	7	7

Underwriting Income	536	319

Investments
Investment Income Before Expenses	357	321
Investment Expenses	9	8

Investment Income	348	313

Other Income (Charges)	5	(3)

Property and Casualty Income Before Tax	$889	$629

Property and Casualty Investment Income After Tax	$279	$252

          Income before tax from our property and casualty business was substantially higher in the first quarter of 2006 compared with the same period of 2005. The increase was driven by significantly higher underwriting income in each of our insurance business units. Results in 2006 also benefited from higher investment income.
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
     Net Premiums Written
          Property and casualty net premiums written were $2.9 billion in the first quarter of 2006, a decrease of 4% compared with the same period of 2005.
          Net premiums written by business unit were as follows:

	Quarter Ended March 31		% Increase
	2006	2005	(Decrease)
	(in millions)
Personal insurance	$792	$756	5%
Commercial insurance	1,325	1,365	(3)
Specialty insurance	680	699	(3)

Total insurance	2,797	2,820	(1)
Reinsurance assumed	128	236	(46)

Total	$2,925	$3,056	(4)

          Net premiums from our insurance business declined 1% in the first quarter of 2006 compared with the same period of 2005. Premiums in the United States, which represent more than 75% of our insurance premiums, declined 1%. Premiums outside the U.S. declined 2%; in local currencies, such premiums grew 2%.
          The modest decline in net premiums written in our insurance business reflected our continued emphasis on underwriting and pricing discipline in a competitive market environment. Rates were generally stable, but were under competitive pressure in some classes of business. We continued to retain a high percentage of our existing customers and to renew these accounts at adequate prices. In addition, while we continued to be selective, we found opportunities to write new business at acceptable rates.

          Net reinsurance assumed premiums decreased by 46% in the first quarter of 2006 compared with the same period of 2005. The premium decline was the result of our sale of the ongoing reinsurance assumed business in December 2005.
     Reinsurance Ceded
          Our premiums written are net of amounts ceded to reinsurers who assume a portion of the risk under the insurance policies we write that are subject to the reinsurance.
          As a result of the substantial losses incurred by reinsurers from the catastrophes in the latter half of 2005, the cost of reinsurance has increased significantly, particularly for property coverages, and there is less reinsurance capacity in the marketplace. In addition, the availability of reinsurance for certain coverages, such as terrorism, continues to be limited and expensive.
          The major components of our reinsurance program were renewed in April 2006. Based on the terms of the renewals, we expect that our overall reinsurance costs in 2006 will be higher than those in 2005.
          On our casualty clash treaty, which operates like a catastrophe treaty, our initial retention remained at $75 million. We reduced the reinsurance coverage at the top of the program by $50 million and increased our participation in the program. This treaty now provides coverage of approximately 55% of losses between $75 million and $150 million per insured event.
          On our commercial property per risk treaty, we increased our retention from $15 million to $25 million. This treaty now provides $425 million of coverage per risk in excess of our retention.
          Our property catastrophe treaty for events in the United States was modified to increase our initial retention from $250 million to $350 million and to increase our participation in the program. At the same time, we increased the reinsurance coverage in the northeastern part of the country by $400 million, enhancing our protection in the region where we have our greatest exposure. The program now provides coverage of approximately 75% of losses (net of recoveries from other available reinsurance) between $350 million and $1.3 billion, with additional coverage of 80% of losses between $1.3 billion and $2.05 billion in the northeastern part of the country.
          Our property catastrophe treaty for events outside the United States was modified to increase our initial retention from $50 million to $75 million. The treaty now provides coverage of approximately 90% of losses (net of recoveries from other available reinsurance) between $75 million and $275 million.
          Our property reinsurance treaties generally contain terrorism exclusions for acts perpetrated by foreign terrorists. Since September 2001, we have changed our underwriting protocols to address terrorism and the limited availability of terrorism reinsurance.

     Profitability
          Underwriting results were highly profitable in the first quarter of 2006 and 2005. Results in 2006 were exceptionally profitable, with results in each of our insurance business units being more profitable compared with the corresponding period of 2005. The combined loss and expense ratio for our overall property and casualty business was as follows:

	Quarter Ended March 31
	2006	2005
Loss ratio	53.8%	60.6%
Expense ratio	29.1	28.8

Combined ratio	82.9%	89.4%

          Catastrophes had virtually no effect on underwriting results in the first quarter of 2006. Catastrophe losses of $21 million were offset by a $20 million reduction in reinsurance reinstatement premium costs related to Hurricane Katrina. Catastrophe losses were $20 million in the first quarter of 2005, which represented 0.6 of a percentage point of the combined ratio.
          The loss ratio improved significantly in the first quarter of 2006 compared with the same period in 2005, reflecting the favorable experience resulting from our disciplined underwriting in recent years.
          The expense ratio increased in the first quarter of 2006 as net premiums written decreased modestly whereas salaries and operating costs increased somewhat. The increase in salaries and operating costs was offset in part by lower accrued contingent commissions in 2006. We accrued contingent commissions in the first quarter of 2005 at a higher rate than we ultimately paid after we concluded the agreements with our brokers and agents.
     Review of Underwriting Results by Business Unit
     Personal Insurance
          Net premiums from personal insurance coverages, which represented 27% of premiums written in the first quarter of 2006, increased by 5% in the quarter compared with the same period in 2005. Net premiums written for the classes of business within the personal insurance segment were as follows:

	Quarter Ended March 31		% Increase
	2006	2005	(Decrease)
	(in millions)
Automobile	$155	$146	6%
Homeowners	488	452	8
Other	149	158	(6)

Total personal	$792	$756	5

     Premium growth was driven by our homeowners business due to increased insurance-to-value and modestly higher rates. The in-force policy count for this class was unchanged during the first quarter of 2006. Premiums from our personal automobile business increased as a result of selective growth initiatives outside the United States. Automobile premiums in the U.S. declined due to our maintaining underwriting discipline in a more competitive marketplace. Premiums in our other personal business, which includes insurance for excess liability, yacht and accident coverages, decreased due to lower premiums in our U.S. accident business resulting from increased competition.
     Our personal insurance business produced highly profitable underwriting results in the first quarter of both 2006 and 2005. The combined loss and expense ratios for the classes of business within the personal insurance segment were as follows:

	Quarter Ended March 31
	2006	2005
Automobile	90.0%	95.7%
Homeowners	73.7	80.6
Other	90.7	86.8

Total personal	79.7%	84.5%

     Our personal automobile business produced more profitable results in the first quarter of 2006 compared with the same period in 2005. This business continues to experience stable underlying claim frequency and severity.
     Homeowners results were highly profitable in the first quarter of 2006 and 2005, but more so in 2006 despite modestly higher catastrophe losses. The exceptionally profitable results in 2006 were due in large part to significantly fewer non-catastrophe winter freeze claims compared with the first quarter of 2005. Results in both periods benefited from better pricing and a reduction in water damage losses primarily through contract wording changes related to mold damage and loss remediation measures that we have implemented over the past few years. Catastrophe losses represented 5.8 percentage points of the combined ratio for this class in the first quarter of 2006 compared with 2.6 percentage points in the same period in 2005.
     Other personal coverages produced profitable results in the first quarter of 2006 and 2005; however, results were somewhat less profitable in 2006 due to deterioration in the excess liability component.
Commercial Insurance
     Net premiums from commercial insurance, which represented 45% of our premiums written in the first quarter of 2006, decreased by 3% in the quarter compared with the same period a year ago. Net premiums written for the classes of business within the commercial insurance segment were as follows:

	Quarter Ended March 31		% Increase
	2006	2005	(Decrease)
	(in millions)
Multiple Peril	$326	$336	(3)%
Casualty	440	452	(3)
Workers’ compensation	256	278	(8)
Property and marine	303	299	1

Total commercial	$1,325	$1,365	(3)

     The lack of premium growth in our commercial insurance business was the result of an increasingly competitive marketplace. Property and marine premiums in 2006 benefited from a $20 million reduction in reinsurance reinstatement premium costs related to Hurricane Katrina. Rates were generally stable in the first quarter of 2006, but were under competitive pressure in some classes of business. Retention levels remained strong, but were slightly lower than those in the first quarter of 2005. New business volume was also down from 2005 levels, reflecting the intense competition for business. We continued to maintain our discipline in the competitive market, renewing business and writing new business only where we were able to get acceptable rates and appropriate terms and conditions. As insurers are forced to pay higher reinsurance prices while retaining more risk, we expect to see a firming of the commercial rate environment in the latter part of 2006.
     Our commercial insurance business produced highly profitable underwriting results in the first quarter of both 2006 and 2005. These profitable results were due in large part to the cumulative effect of price increases, better terms and conditions and more stringent risk selection in recent years. Results in both periods also benefited from low property losses.
     The combined loss and expense ratios for the classes of business within the commercial insurance segment were as follows:

	Quarter Ended March 31
	2006	2005
Multiple peril	70.4%	82.2%
Casualty	94.4	93.7
Workers compensation	78.4	86.1
Property and marine	65.7	70.1

Total commercial	78.8%	84.0%

     Multiple peril results were highly profitable in the first quarter of 2006 and 2005, particularly in 2006. The property component of this business was exceptionally profitable in 2006 due to very favorable loss experience. Catastrophe losses were negligible for this class in the first quarter of both years.
     Our casualty business produced similarly profitable results in the first quarter of 2006 and 2005. The automobile component of this business was highly profitable in both periods. The primary liability component was profitable in both periods, but more so in 2005. The excess liability component produced profitable results in the first quarter of 2006 compared with breakeven results in the same period in 2005.
     Workers’ compensation results were highly profitable in the first quarter of 2006 and 2005, especially in 2006. Results in both periods benefited from our disciplined risk selection during the past several years.
     Property and marine results were highly profitable in the first quarter of both years due to few large losses. Results in 2006 benefited from the $20 million reduction in reinsurance reinstatement premium costs related to Hurricane Katrina. As a result, catastrophes had a 7.8 percentage point favorable impact on the combined ratio for this class in the first quarter of 2006. Catastrophe losses had a 1.3 percentage point unfavorable impact on the combined ratio in the first quarter of 2005. Excluding the impact of catastrophes, the combined ratio was 73.5% and 68.8% in the first quarter of 2006 and 2005, respectively.

  Specialty Insurance
     Net premiums from specialty insurance, which represented 23% of our premiums written in the first quarter of 2006, decreased by 3% in the quarter compared with the same period a year ago. Net premiums written for the classes of business within the specialty insurance segment were as follows:

	Quarter Ended March 31		% Increase
	2006	2005	(Decrease)
	(in millions)
Professional liability	$615	$646	(5)%
Surety	65	53	23

Total specialty	$680	$699	(3)

     Competitive pressure on rates and our commitment to maintain underwriting discipline continued to constrain growth in the professional liability classes. In addition, effective July 1, 2005, we sold the renewal rights on our hospital professional liability and managed care errors and omissions business. Excluding this business, our professional liability net premiums written in the first quarter of 2006 were flat compared with the same period in 2005. Rates for most professional liability classes were stable in the first quarter of 2006. However, rates in the for-profit directors and officers liability component were modestly lower. Excluding the business that was sold, retention levels in the first quarter of 2006 were comparable to 2005 levels. New business volume in 2006 was also similar to 2005 levels. We continued to get adequate rates and favorable terms and conditions on both new business and renewals. In line with our strategy in recent years, we continued to focus on small and middle market publicly traded and privately held companies. The significant growth in net premiums written for our surety business was due largely to the non-renewal during 2005 of a high excess reinsurance treaty.
     Our specialty insurance business produced profitable underwriting results in the first quarter of 2006 compared with unprofitable results in the same period of 2005. The combined loss and expense ratios for the classes of business within the specialty insurance segment were as follows:

	Quarter Ended March 31
	2006	2005
Professional liability	95.6%	101.6%
Surety	37.0	154.1

Total specialty	90.7%	105.0%

     Our professional liability business improved substantially in the first quarter of 2006, producing profitable results compared with modestly unprofitable results in the same period of 2005. Results have benefited from the cumulative effect of price increases, lower policy limits and better terms and conditions in recent years. Results in 2005 were adversely affected by unfavorable loss development related to accident years 2002 and prior. The adverse development was predominantly from claims that have arisen due to corporate failures and allegations of management misconduct and accounting irregularities. The fidelity component of our professional liability business was highly profitable in the first quarter of both years.

     Surety results were highly profitable in the first quarter of 2006 compared with highly unprofitable results in the same period in 2005. Our surety business tends to be characterized by infrequent but potentially high severity losses. The unprofitable results in 2005 were due to one $60 million loss.
Reinsurance Assumed
     Net premiums from our reinsurance assumed business, which represented 5% of premiums written in the first quarter of 2006, decreased by 46% in the quarter compared with the same period in 2005. This significant decrease in premiums was expected in light of the sale in December 2005 of our continuing reinsurance assumed business, including renewal rights, to Harbor Point Limited. Harbor Point has the right for a transition period of up to two years to underwrite specific reinsurance business on our behalf. We retain a portion of such business and cede the balance to Harbor Point in return for a fronting commission.
     Our reinsurance assumed business was profitable in the first quarter of 2006 compared with highly profitable results in the same period of 2005. The combined loss and expense ratio was 96.3% in the first quarter of 2006 compared with 88.0% in 2005. Results in 2005 benefited from the favorable settlement of one loss.
Regulatory Developments
     To promote and distribute our insurance products, we rely on independent brokers and agents. Accordingly, our business is dependent on the willingness of these brokers and agents to recommend our products to their customers. We have agreements in place with insurance agents and brokers under which, in addition to the standard commissions that we pay, we agree to pay commissions that are contingent on the volume and/or the profitability of business placed with us.
     We are involved in the ongoing investigations of certain business practices in the property and casualty insurance industry by various Attorneys General and other regulatory authorities of several states, the U.S. Securities and Exchange Commission, the U.S. Attorney for the Southern District of New York and certain non-U.S. regulatory authorities with respect to, among other things, (1) potential conflicts of interest and anti-competitive behavior arising from the payment of contingent commissions to brokers and agents and (2) loss mitigation and finite reinsurance arrangements. In connection with these investigations, we have received subpoenas and requests for information from various regulators. We are cooperating fully with these investigations. Although no regulatory action has been initiated against us, it is possible that one or more regulatory authorities will bring an action against us with respect to some or all of the issues that are the focus of these ongoing investigations. We have been informed by the Attorney General of the State of Ohio that he currently intends to file an action against several industry participants, including us, with respect to certain of these issues. In addition, Chubb and certain of its subsidiaries have been named in legal proceedings brought by private plaintiffs arising out of these investigations. These legal proceedings are further described in Note (5) of the Notes to Consolidated Financial Statements.

     As a result of the investigations referred to above, a few major insurance companies have entered into settlement agreements with some of the regulators with respect to some of the issues under investigation. Pursuant to these settlements, the companies involved agreed to pay substantial amounts in settlement. These companies are also prohibited from paying contingent commissions relating to the placement of any excess casualty insurance policy through 2008. In addition, these companies have agreed not to pay contingent commissions on any line of business, product or segment if the New York State Attorney General determines that more than 65% of the annual U.S. premiums for insurance in that line, product or segment were written by insurers who either (1) do not pay contingent commissions in that line, product or segment or (2) have signed an agreement with the Attorney General containing this requirement. These companies are also required to support legislation and regulation to abolish contingent commissions. At least one of these companies has also agreed to require agents and brokers to make certain disclosures to insureds regarding compensation received in connection with the placement or renewal of insurance. Certain brokers and agents also have entered into settlement agreements with various regulators pursuant to which they have agreed not to accept contingent commissions for some or all lines of business. Other industry participants may enter into similar or different settlements in the future.
     In addition, a number of states have announced that they are looking at compensation arrangements and considering regulatory action or reform in this area. The rules that would be imposed if these actions or reforms were adopted range in nature from disclosure requirements to prohibition of certain forms of compensation to imposition of new duties on agents, brokers or insurance companies in dealing with customers. These or other developments may require changes to market practices relative to contingent commissions. It is possible that changes to the manner in which we interact with and compensate brokers and agents and the extent to which insurance industry participants respond to or implement the business changes outlined above could have a material adverse impact on our ability to renew business or write new business, which could have a material adverse effect on our results of operations or financial condition.
     We cannot predict at this time the ultimate outcome of the investigations and legal proceedings referred to above, including any potential amounts that we may be required to pay in connection with them. However, it is possible that such payments could have a material adverse effect on our results of operations in particular quarterly or annual periods.
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

     Our loss reserves include significant amounts related to asbestos and toxic waste claims, Hurricane Katrina and the September 11, 2001 attack. The components of our loss reserves were as follows:

	March 31,	December 31,
	2006	2005
	(in millions)
Gross loss reserves
Related to asbestos and toxic waste claims	$1,102	$1,121
Related to Hurricane Katrina	675	967
Related to September 11 attack	406	413
All other loss reserves	20,218	19,981

	22,401	22,482

Reinsurance recoverable
Related to asbestos and toxic waste claims	50	50
Related to Hurricane Katrina	530	756
Related to September 11 attack	350	354
All other reinsurance recoverable	2,440	2,609

	3,370	3,769

Net loss reserves	$19,031	$18,713

     We have settled a large percentage of our claims from Hurricane Katrina. As a result, there have been many adjustments, both favorable and unfavorable, to our loss estimates for individual claims. In the first quarter of 2006, these adjustments produced a $150 million reduction in our gross loss estimate and a related $145 million reduction in reinsurance recoverable.
     The components of our net loss reserves were as follows:

	March 31,	December 31,
	2006	2005
	(in millions)
Reserves related to asbestos and toxic waste claims	$1,052	$1,071
Reserves related to Hurricane Katrina	145	211
Reserves related to September 11 attack	56	59
All other loss reserves
Personal insurance	1,686	1,692
Commercial insurance	7,637	7,475
Specialty insurance	7,073	6,827
Reinsurance assumed	1,382	1,378

Net loss reserves	$19,031	$18,713

     Loss reserves, net of reinsurance recoverable, increased by $318 million during the first quarter of 2006. The loss reserves related to asbestos and toxic waste claims, Hurricane Katrina and the September 11 attack are significant components of our total loss reserves, but they may distort the growth trend in the loss reserves. Excluding such loss reserves, our net loss reserves increased by $406 million during the first quarter of 2006. The most significant increases occurred in the long tail liability classes of business within commercial and specialty insurance.
     Based on all information currently available, we believe that the aggregate loss reserves of our property and casualty subsidiaries at March 31, 2006 were adequate to cover claims for losses that had occurred, including both those known to us and those yet to be reported. In establishing such reserves, we consider facts currently known and the present state of the law and coverage litigation. However, given the judicial decisions and legislative actions that have broadened the scope of coverage and expanded theories of liability in the past and the possibilities of similar interpretations in the future, particularly as they relate to asbestos claims and, to a lesser extent, toxic waste claims, it is possible that management’s estimate of the ultimate liability for losses that had occurred as of March 31, 2006 may increase in future periods. Such increases in estimates could have a material adverse effect on the Corporation’s future operating results. However, management does not expect that any such increases would have a material adverse effect on the Corporation’s consolidated financial condition or liquidity.
Investment Results
     Property and casualty investment income before taxes increased by 11% in the first quarter of 2006 compared with the same period in 2005. Growth was due to an increase in invested assets since the first quarter of 2005. The increase in invested assets was due to substantial cash flow from operations over the period. Growth in investment income in 2006 was dampened, however, by lower available reinvestment rates on fixed maturities that matured over the past year.
     The effective tax rate on investment income was 19.8% in the first quarter of 2006 compared with 19.5% in the same period in 2005. The effective tax rate fluctuated as a result of our holding a different proportion of our investment portfolio in tax-exempt securities during each period.
     On an after-tax basis, property and casualty investment income increased by 11% in the first quarter of 2006. Management uses property and casualty investment income after-tax, a non-GAAP financial measure, to evaluate its investment performance because it reflects the impact of any change in the proportion of the investment portfolio invested in tax exempt securities and is therefore more meaningful for analysis purposes than investment income before income tax.
Corporate and Other
     Corporate and other includes investment income earned on corporate invested assets, interest expense and other expenses not allocated to our operating subsidiaries and the results of our real estate and other non-insurance subsidiaries. It also includes income from our investment in Allied World Assurance Company, Ltd.

          Corporate and other results include the results of Chubb Financial Solutions (CFS), which were previously reported separately. CFS’s business was primarily structured credit derivatives, principally as a counterparty in portfolio credit default swaps. CFS has been in run-off since April 2003.
          Corporate and other produced a loss before taxes of $43 million in the first quarter of 2006 compared with a loss of $62 million in the first quarter of 2005. In the first quarter of 2005, we recognized a $43 million real estate impairment loss, which is discussed below. In the first quarter of 2006, we recognized a loss from our investment in Allied World compared with income in the first quarter of 2005.
     Real Estate
          Our real estate operations had breakeven results in the first quarter of 2006 compared with a loss before taxes of $43 million in the first quarter of 2005. These results are included in the corporate and other results.
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
          In addition to the aforementioned parcel of land that we plan to sell, we own approximately $155 million of land that we expect will be developed in the future. Our real estate assets also include approximately $145 million of commercial properties and land parcels under lease.
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
     Chubb Financial Solutions
          Portfolio credit default swaps are derivatives and are carried in the financial statements at estimated fair value, which represents management’s best estimate of the cost to exit our positions. Changes in fair value are included in income in the period of the change. CFS had breakeven results in the first quarter of 2006 and 2005.
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

          The notional amount of CFS’s credit default swaps was $1.0 billion at March 31, 2006. Our realistic loss exposure is a very small portion of the $1.0 billion notional amount as our position is senior to subordinated interests of about $.5 billion in the aggregate. In addition, using our internal ratings models, we estimate that the credit ratings of the individual portfolio credit default swaps at March 31, 2006 were AAA.
          In addition to portfolio credit default swaps, CFS entered into a derivative contract linked to an equity market index that terminates in 2012 and a few other insignificant transactions.
          The notional amount and fair value of our future obligations under derivative contracts by type of risk were as follows:

	Notional Amount		Fair Value
	March 31,	December 31,	March 31,	December 31,
	2006	2005	2006	2005
	(in billions)		(in millions)
Credit default swaps
Corporate securities	$.1	$.2	$1	$1
Asset-backed securities.	.9	.8	1	1

	1.0	1.0	2	2
Other	.3	.3	7	7

	$1.3	$1.3	$9	$9

Realized Investment Gains and Losses
          Net investment gains realized were as follows:

	Quarter Ended March 31
	2006	2005
	(in millions)
Net realized gains (losses)
Equity securities	$106	$52
Fixed maturities	2	(7)

	108	45

Other than temporary impairment
Fixed maturities	2	—

Realized investment gains before tax	$106	$45

Realized investment gains after tax	$69	$29

          Of the net realized gains on equity securities, $95 million and $47 million in the first quarter of 2006 and 2005, respectively, related to our share of gains recognized by limited partnerships in which we have an interest.

          We regularly review those invested assets whose fair value is less than cost to determine if an other than temporary decline in value has occurred. In evaluating whether a decline in value of any investment is temporary or other than temporary, we consider various quantitative criteria and qualitative factors including the length of time and the extent to which the fair value has been less than the cost, the financial condition and near term prospects of the issuer, whether the issuer is current on contractually obligated interest and principal payments, our intent and ability to hold the investment for a period of time sufficient to allow us to recover our cost, general market conditions and industry or sector specific factors. If a decline in the fair value of an individual security is deemed to be other than temporary, the difference between cost and estimated fair value is charged to income as a realized investment loss. The fair value of the investment becomes its new cost basis.
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
     Capital Resources
          Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. At March 31, 2006, the Corporation had shareholders’ equity of $12.6 billion and total debt of $2.5 billion.
          The Board of Directors approved a two-for-one stock split in the form of a stock dividend payable to shareholders of record on March 31, 2006. Share and per share amounts have been adjusted to reflect the stock split.
          Management regularly monitors the amount of capital resources that Chubb maintains both for itself and its operating subsidiaries. In connection with our long-term capital strategy, Chubb from time to time contributes capital to its property and casualty subsidiaries. In addition, in order to satisfy capital needs as a result of any rating agency capital adequacy or other future rating issues, or in the event we were to need additional capital to make strategic investments in light of market opportunities, we may take a variety of actions, which could include the issuance of additional debt and/or equity securities.
          In June 2003, a shelf registration statement that Chubb filed in March 2003 was declared effective by the Securities and Exchange Commission. Under the registration statement, up to $2.5 billion of various types of securities may be issued. At March 31, 2006, approximately $650 million remained under the shelf registration statement.

          In December 2005, the Board of Directors authorized the repurchase of up to 28,000,000 shares of Chubb’s common stock. The authorization has no expiration date.
          In January 2006, we repurchased 5,100,000 shares of our common stock under an accelerated stock buyback program at an initial price of $48.91 per share, for a total cost of $249 million. The program was completed in March, at which time, under the terms of the agreement, we received a price adjustment based on the volume weighted average price of Chubb’s common stock during the program period. The price adjustment could be settled, at our election, in Chubb’s common stock or cash. We elected to have the counterparty deliver 125,562 additional shares in settlement of the price adjustment.
          As of March 31, 2006, 19,986,638 shares remained under the share repurchase authorization. Based on our outlook for 2006, we expect to repurchase all of the shares remaining under this authorization by the end of 2006.
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
          Our strong underwriting results continued to generate substantial new cash. New cash from operations available for investment by our property and casualty subsidiaries was approximately $550 million in the first quarter of 2006 compared with $900 million in the same period in 2005. New cash available was lower in 2006 due primarily to loss payments during the quarter for which the related reinsurance recoverable has not yet been received, lower premium receipts compared with the 2005 period and higher income tax payments compared with the 2005 period.

          Our property and casualty subsidiaries maintain investments in highly liquid, short-term and other marketable securities to provide for immediate cash needs.
          Chubb’s liquidity requirements in the past have been met by dividends from its property and casualty subsidiaries and the issuance of commercial paper and debt and equity securities. It is expected that Chubb’s liquidity requirements in the future will be met by these sources of funds or borrowings from our credit facility.
Invested Assets
          The main objectives in managing our investment portfolios are to maximize after-tax investment income and total investment returns while minimizing credit risks in order to provide maximum support to the insurance underwriting operations. Investment strategies are developed based on many factors including underwriting results and our resulting tax position, regulatory requirements, fluctuations in interest rates and consideration of other market risks. Investment decisions are centrally managed by investment professionals based on guidelines established by management and approved by the boards of directors of Chubb and the respective operating companies.
          Our investment portfolio is primarily comprised of high quality bonds, principally tax exempt, U.S. Treasury and government agency, mortgage-backed securities and corporate issues as well as foreign bonds that support our international operations. In addition, the portfolio includes equity securities, primarily publicly traded common stocks and private equity limited partnerships, held primarily with the objective of capital appreciation.
          In the first quarter of 2006, we invested new cash in tax exempt bonds and, to a lesser extent, taxable bonds, primarily foreign corporate bonds. Our objective is to achieve the appropriate mix of taxable and tax exempt securities in our portfolio to balance both investment and tax strategies.
          The unrealized appreciation before tax of investments carried at market value, which includes fixed maturities classified as available-for-sale and equity securities, was $134 million and $478 million at March 31, 2006 and December 31, 2005, respectively. Such unrealized appreciation is reflected in a separate component of other comprehensive income, net of applicable deferred income tax.
          The unrealized market appreciation before tax of those fixed maturities carried at amortized cost was $9 million at March 31, 2006 and $11 million at December 31, 2005. Such unrealized appreciation was not reflected in the consolidated financial statements.
          Changes in unrealized market appreciation or depreciation of fixed maturities were due primarily to fluctuations in interest rates.

Item 4 — Controls and Procedures
          As of March 31, 2006, an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures was performed under the supervision and with the participation of the Corporation’s management, including the chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Corporation’s disclosure controls and procedures were effective as of the evaluation date.
          During the quarter ended March 31, 2006, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1 — Legal Proceedings
     As previously disclosed, as part of ongoing investigations of market practices in the property and casualty insurance industry with respect to contingent commissions and loss mitigation and finite reinsurance arrangements, Chubb and certain of its subsidiaries have received subpoenas and other information requests from the Attorneys General and insurance regulators of several states, as well as from several foreign regulatory authorities, the U.S. Securities and Exchange Commission and the U.S. Attorney for the Southern District of New York. Officials from other jurisdictions may initiate investigations into similar matters and, because the Corporation operates throughout the United States and in many jurisdictions outside the United States, the Corporation may receive additional subpoenas and requests for information in connection with such inquiries. The Corporation is cooperating fully in such investigations.
     As previously disclosed, purported class actions arising out of the aforementioned investigations into market practices in the property and casualty insurance industry involving the payment of contingent commissions to brokers and agents have been filed in a number of state and federal courts. On August 1, 2005, Chubb and certain of its subsidiaries were named in a putative class action entitled In re Insurance Brokerage Antitrust Litigation in the U.S. District Court for the District of New Jersey. This action, brought against several brokers and insurers on behalf of a class of persons who purchased insurance through the broker defendants, asserts claims under the Sherman Act and state law and the Racketeer Influenced and Corrupt Organizations Act (“RICO”) arising from the alleged unlawful use of contingent commission agreements. The complaint seeks treble damages, injunctive and declaratory relief, and attorneys’ fees.
     Chubb and certain of its subsidiaries have also been named as defendants in two purported class actions relating to allegations of unlawful use of contingent commission arrangements that were originally filed in state court. The first was filed on February 16, 2005 in Seminole County, Florida. The second was filed on May 17, 2005 in Essex County, Massachusetts. Both cases were removed to federal court and then transferred by the Judicial Panel on Multidistrict Litigation to the U.S. District Court for the District of New Jersey for consolidation with the In re Insurance Brokerage Antitrust Litigation. In December 2005, Chubb and certain of its subsidiaries were named in an action similar to the In re Insurance Brokerage Antitrust Litigation. The action is pending in the same court and has been assigned to the judge who is presiding over the In re Insurance Brokerage Antitrust Litigation. The complaint has not yet been served in this matter. Separately, in April 2006, Chubb and one of its subsidiaries were named in an action similar to the In re Insurance Brokerage Antitrust Litigation. This action is pending in the U.S. District Court for the Northern District of Georgia. In these actions, the plaintiffs generally allege that the defendants unlawfully used contingent commission agreements. The actions seek unspecified damages and attorneys’ fees.
     The Corporation believes it has substantial defenses to all of the aforementioned legal proceedings and intends to defend the actions vigorously. It is reasonable to expect that, in the ordinary course of business, the Corporation may be involved in additional litigation of this sort.

Item 1A — Risk Factors
     Our business is subject to a number of risks, including those identified in Item 1A of our 2005 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission as updated and supplemented below, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could have a material effect on our business, results of operations, financial condition and/or liquidity.
We are involved in the ongoing investigations of certain business practices in the property and casualty insurance industry by various U.S. state and federal authorities as well as by regulators in jurisdictions outside the U.S. We cannot predict the outcome of these investigations or related legal proceedings, including any potential amounts that we may be required to pay. Such payments could have a material adverse effect on our results of operations in the relevant periods.
     We are involved in the ongoing investigations by various Attorneys General and other regulatory authorities of several states, the U.S. Securities and Exchange Commission, the U.S. Attorney for the Southern District of New York and certain non-U.S. regulatory authorities with respect to certain business practices in the property and casualty insurance industry involving, among other things, (1) the payment of contingent commissions to brokers and agents and (2) loss mitigation and finite reinsurance arrangements. We may receive additional subpoenas and other information requests from Attorneys General or other regulatory agencies regarding similar issues. A few property and casualty insurance companies have entered into settlements with certain regulatory authorities with respect to some of the issues that are the focus of these ongoing investigations. As part of these settlements, among other things, these companies have agreed to make substantial settlement payments. Although no regulatory action has been initiated against us, it is possible that one or more regulatory authorities will bring an action against us with respect to some or all of the issues that are the focus of these ongoing investigations. We have been informed by the Attorney General of the State of Ohio that he currently intends to file an action against several industry participants, including us, with respect to certain of these issues. In addition, Chubb and certain of its subsidiaries have been named in legal proceedings brought by private plaintiffs arising out of these investigations. We cannot predict the ultimate outcome of these investigations or legal proceedings, including any potential amounts that we may be required to pay in connection with them. It is possible that such payments could have a material adverse effect on our results of operations in particular quarterly or annual periods.

We are dependent on independent insurance brokers and agents to distribute our products.
     We generally do not use salaried employees to promote and distribute our insurance products. Instead, we rely on a large number of independent brokers and agents. Accordingly, our business is dependent on the willingness of these brokers and agents to recommend our products to their customers. We have agreements in place with insurance agents and brokers under which, in addition to the standard commissions that we pay, we agree to pay commissions that are contingent on the volume and/or the profitability of business placed with us. The relationship between insurance companies and brokers and agents has come under increasing scrutiny by federal and state regulators in the U.S. and regulators outside the U.S., which may affect the manner in which we can interact with and compensate our brokers and agents in the future. For example, since the New York Attorney General’s Office filed a civil complaint against Marsh & McLennan Companies, Inc. and Marsh, Inc. on October 14, 2004, several major brokers, some agents and a few major property and casualty insurance companies have announced that they have discontinued or will discontinue the acceptance or payment, as applicable, of contingent commissions for some or all lines of business. In addition, the settlement agreements entered into by these insurance companies with certain regulators require that they support legislation and regulation to abolish contingent commissions. At least one of the settling companies has also agreed to require its agents and brokers to make certain disclosures to insureds regarding compensation received in connection with the placement or renewal of insurance. Other industry participants may make similar, or different, determinations in the future. In addition, legislative, regulatory, business or other developments may require changes to market practices including the payment of contingent commissions. It is possible that changes to the manner in which we interact with and compensate brokers and agents and the extent to which industry participants respond to or implement the business changes outlined above could have a material adverse effect on our ability to renew business or write new business, which, in turn, could have a material adverse effect on our results of operations or financial condition.
Changes to our expected probable maximum losses may cause us to change our business strategy.
     We utilize third party predictive models to assist us in estimating the maximum losses we are likely to incur in connection with a variety of hypothetical events from natural perils such as earthquakes and windstorms and man-made events such as terrorism. These estimates often are referred to as probable maximum losses, which we use in analyzing new business opportunities, reviewing our renewal book business, establishing pricing for our products and developing our overall risk mitigation strategy. The developers of these predictive modeling tools have announced that updates to their models will be released in the second quarter of 2006. It is possible that the updated models will indicate probable maximum losses in excess of those we currently estimate, which could require that we reassess certain aspects of our business strategy, pricing and overall risk tolerances. We cannot predict the impact of any such reassessment on our business.
     In addition, rating agencies utilize the predictive models to estimate probable maximum losses in determining our credit and financial strength ratings. It is unknown how rating agencies will react to changes in probable maximum loss estimates upon the release of the new models.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     The following table summarizes Chubb’s stock repurchased each month in the quarter ended March 31, 2006.

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number	Average	as Part of	Yet Be Purchased
	of Shares	Price Paid	Publicly Announced	Under the
	Purchased (a) (b)	Per Share	Plans or Programs	Plans or Programs (c)
Period
January 2006	5,100,000	$48.91	5,100,000	20,112,200
February 2006	—	—	—	20,112,200
March 2006	125,562	—	125,562	19,986,638

Total	5,225,562	$47.73	5,225,562

(a)	The stated amounts exclude 18,792 shares, 31,398 shares and 169,152 shares delivered to Chubb during the months of January 2006, February 2006 and March 2006, respectively, by employees of the Corporation in connection with the Corporation’s stock-based employee compensation plans.

(b)	In January 2006, Chubb repurchased 5,100,000 shares under an accelerated stock buyback program at an initial price of $48.91 per share. The program was completed in March, at which time, under the terms of the agreement, Chubb received a price adjustment based on the volume weighted average price of its common stock during the program period. The price adjustment could be settled, at Chubb’s election, in common stock or cash. Chubb elected to have the counterparty deliver 125,562 additional shares in settlement of the price adjustment.

(c)	On December 8, 2005, the Board of Directors authorized the repurchase of up to 28,000,000 shares of common stock. The authorization has no expiration date.
     Share and per share amounts have been retroactively adjusted to reflect the two-for-one stock split payable to shareholders of record on March 31, 2006.

Item 6 — Exhibits

Exhibit
Number		Description
	–	Articles of incorporation and by-laws
3.1		Certificate of Amendment to the Restated Certificate of Incorporation of the registrant. Incorporated by reference to Exhibit (3.1) of the registrant’s Current Report on Form 8-K filed on April 18, 2006.

	–	Material Contracts
10.1		The Chubb Corporation Annual Incentive Compensation Plan (2006) incorporated by reference to Annex A of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders held on April 25, 2006.
10.2		Form of 2006 Performance Share Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004) (for Chief Executive Officer and Vice Chairmen) filed herewith.
10.3		Form of 2006 Performance Share Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004) (for Executive Vice Presidents and certain Senior Vice Presidents) filed herewith.
10.4		Form of 2006 Restricted Stock Unit Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004) (for Chief Executive Officer, Vice Chairmen, Executive Vice Presidents and certain Senior Vice Presidents) filed herewith.

	–	Rule 13a-14(a)/15d-14(a) Certifications.
31.1		Certification by John D. Finnegan filed herewith.
31.2		Certification by Michael O’Reilly filed herewith.

	–	Section 1350 Certifications.
32.1		Certification by John D. Finnegan filed herewith.
32.2		Certification by Michael O’Reilly filed herewith.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, The Chubb Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHUBB CORPORATION

(Registrant)

By:	/s/ Henry B. Schram

Henry B. Schram
Senior Vice-President and
Chief Accounting Officer
Date: May 5, 2006