Form 10-Q
period 2006-06-30
CHUBB CORP
filed 2006-08-08
CIK 20171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission file number 1-8661
THE CHUBB CORPORATION
(Exact name of registrant as specified in its charter)

NEW JERSEY	13-2595722

(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

15 MOUNTAIN VIEW ROAD, WARREN, NEW JERSEY	07059

(Address of principal executive offices)	(Zip Code)
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
YES ☐     NO ☑
     The number of shares of common stock outstanding as of June 30, 2006 was 410,809,367.

THE CHUBB CORPORATION
INDEX

Part I. FINANCIAL INFORMATION
Item 1 — Financial Statements
THE CHUBB CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
PERIODS ENDED JUNE 30

	Second Quarter			Six Months
	2006	2005		2006	2005
		(in millions except
		for per share amounts)
Revenues
Premiums Earned	$2,970	$3,019		$5,989	$6,054
Investment Income	392	349		773	683
Other Revenues	41	31		41	66
Realized Investment Gains	42	53		148	98

Total Revenues	3,445	3,452		6,951	6,901

Losses and Expenses
Insurance Losses and Loss Expenses	1,679	1,819		3,297	3,654
Amortization of Deferred Policy Acquisition Costs	713	743		1,446	1,474
Other Insurance Operating Costs and Expenses	133	126		260	279
Investment Expenses	10	7		20	16
Other Expenses	28	26		44	86
Corporate Expenses	48	47		98	96

Total Losses and Expenses	2,611	2,768		5,165	5,605

Income Before Federal and Foreign Income Tax	834	684		1,786	1,296
Federal and Foreign Income Tax	236	189		516	331

Net Income	$598	$495		$1,270	$965

Net Income Per Share

Basic	$1.45	$1.26		$3.07	$2.48
Diluted	1.41	1.23		2.99	2.41

Dividends Declared Per Share	.25	.21	1/2	.50	.43
See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	Dec. 31,
	2006	2005
	(in millions)
Assets

Invested Assets
Short Term Investments	$1,459	$1,899
Fixed Maturities
Held-to-Maturity — Tax Exempt (market $170 and $216)	162	205
Available-for-Sale
Tax Exempt (cost $16,370 and $15,449)	16,354	15,750
Taxable (cost $14,852 and $14,515)	14,555	14,568
Equity Securities (cost $2,434 and $2,088)	2,578	2,212

TOTAL INVESTED ASSETS	35,108	34,634
Cash	38	36
Securities Lending Collateral	1,457	2,077
Accrued Investment Income	410	391
Premiums Receivable	2,453	2,319
Reinsurance Recoverable on Unpaid Losses and Loss Expenses	3,152	3,769
Prepaid Reinsurance Premiums	277	244
Deferred Policy Acquisition Costs	1,486	1,445
Real Estate Assets	335	367
Investment in Partially Owned Company	261	260
Deferred Income Tax	664	623
Goodwill	467	467
Other Assets	1,666	1,429

TOTAL ASSETS	$47,774	$48,061

Liabilities

Unpaid Losses and Loss Expenses	$22,586	$22,482
Unearned Premiums	6,452	6,361
Securities Lending Payable	1,457	2,077
Long Term Debt	2,462	2,467
Dividend Payable to Shareholders	103	90
Accrued Expenses and Other Liabilities	2,075	2,177

TOTAL LIABILITIES	35,135	35,654

Contingent Liabilities (Note 6)

Shareholders’ Equity

Common Stock — $1 Par Value; 410,809,367 and 210,432,298 Shares	411	210
Paid-In Surplus	1,671	2,364
Retained Earnings	10,663	9,600
Accumulated Other Comprehensive Income (Loss)
Unrealized Appreciation (Depreciation) of Investments, Net of Tax	(169)	311
Foreign Currency Translation Gains, Net of Tax	63	57
Treasury Stock, at Cost – 1,393,900 Shares in 2005	—	(135)

TOTAL SHAREHOLDERS’ EQUITY	12,639	12,407

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$47,774	$48,061

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PERIODS ENDED JUNE 30

	Second Quarter		Six Months
	2006	2005	2006	2005
		(in millions)
Net Income	$598	$495	$1,270	$965

Other Comprehensive Income (Loss)
Change in Unrealized Appreciation or Depreciation of Investments, Net of Tax	(256)	299	(480)	29
Foreign Currency Translation Gains (Losses), Net of Tax	8	(36)	6	(29)

	(248)	263	(474)	—

Comprehensive Income	$350	$758	$796	$965

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30

	2006	2005
	(in millions)
Cash Flows from Operating Activities
Net Income	$1,270	$965
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Increase in Unpaid Losses and Loss Expenses, Net	721	786
Increase in Unearned Premiums, Net	17	115
Increase in Premiums Receivable	(134)	(122)
Decrease (Increase) in Reinsurance Recoverable on Paid Losses	(234)	12
Change in Deferred Income Tax	116	79
Amortization of Premiums and Discounts on Fixed Maturities	115	106
Depreciation	43	48
Realized Investment Gains	(148)	(98)
Other, Net	(424)	1

Net Cash Provided by Operating Activities	1,342	1,892

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturities	1,603	3,305
Proceeds from Maturities of Fixed Maturities	781	857
Proceeds from Sales of Equity Securities	311	277
Purchases of Fixed Maturities	(3,546)	(5,751)
Purchases of Equity Securities	(502)	(389)
Decrease (Increase) in Short Term Investments, Net	440	(154)
Increase (Decrease) in Net Payable from Security Transactions Not Settled	211	(2)
Purchases of Property and Equipment, Net	(33)	(19)
Other, Net	—	71

Net Cash Used in Investing Activities	(735)	(1,805)

Cash Flows from Financing Activities
Decrease in Funds Held Under Deposit Contracts	(15)	(253)
Proceeds from Issuance of Common Stock Under Stock-Based Employee Compensation Plans	143	318
Repurchase of Shares	(539)	—
Dividends Paid to Shareholders	(194)	(159)

Net Cash Used in Financing Activities	(605)	(94)

Net Increase (Decrease) in Cash	2	(7)

Cash at Beginning of Year	36	42

Cash at End of Period	$38	$35

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
     Share and per share amounts have been retroactively adjusted to reflect the two-for-one stock split payable to Chubb’s shareholders of record on March 31, 2006.
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
     The net change in unrealized appreciation or depreciation of investments carried at market value was as follows:

	Periods Ended June 30
	Second Quarter		Six Months
	2006	2005	2006	2005
	(in millions)
Change in unrealized appreciation of equity securities	$(6)	$30	$20	$18
Change in unrealized appreciation or depreciation of fixed maturities	(297)	430	(667)	26

	(303)	460	(647)	44
Deferred income tax (credit)	(47)	161	(167)	15

Change in unrealized appreciation or depreciation of investments, net	$(256)	$299	$(480)	$29

4) Debt
     In June 2003, Chubb issued $460 million of unsecured 2.25% senior notes due August 16, 2008 and 18.4 million purchase contracts to purchase Chubb’s common stock on or before August 16, 2006. The notes and purchase contracts were issued together in the form of 7% equity units. Each equity unit initially represented one purchase contract and $25 principal amount of senior notes. In May 2006, the notes were successfully remarketed as required by their terms. The interest rate on the notes was reset to 5.472% from 2.25%, effective May 16, 2006. The remarketed notes are due August 16, 2008. Chubb did not receive any proceeds from the remarketing of the notes. Instead, the proceeds from the remarketing will be used to satisfy the holders’ obligation under the purchase contracts to purchase Chubb’s common stock on August 16, 2006.

5) Segments Information
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

     Revenues and income before income tax of the operating segments were as follows:

	Periods Ended June 30
	Second Quarter		Six Months
	2006	2005	2006	2005
	(in millions)
Revenues
Property and casualty insurance Premiums earned
Personal insurance	$844	$801	$1,681	$1,594
Commercial insurance	1,255	1,268	2,534	2,525
Specialty insurance	742	727	1,491	1,449

Total insurance	2,841	2,796	5,706	5,568

Reinsurance assumed	129	223	283	486

	2,970	3,019	5,989	6,054

Investment income	368	332	725	653

Total property and casualty insurance	3,338	3,351	6,714	6,707

Corporate and other	65	48	89	96
Realized investment gains	42	53	148	98

Total revenues	$3,445	$3,452	$6,951	$6,901

Income (loss) before income tax Property and casualty insurance Underwriting
Personal insurance	$154	$133	$338	$267
Commercial insurance	171	168	427	337
Specialty insurance	82	8	170	(22)

Total insurance	407	309	935	582

Reinsurance assumed	—	17	16	58

	407	326	951	640

Increase in deferred policy acquisition costs	37	4	29	9

Underwriting income	444	330	980	649

Investment income	358	325	706	638

Other income (charges)	1	1	6	(2)

Total property and casualty insurance	803	656	1,692	1,285

Corporate and other loss	(11)	(25)	(54)	(87)
Realized investment gains	42	53	148	98

Total income before income tax	$834	$684	$1,786	$1,296

6) Contingent Liabilities
     Chubb and certain of its subsidiaries are involved in the ongoing investigations of business practices in the property and casualty insurance industry relating to, among other things, (1) the payment of contingent commissions to brokers and agents and (2) loss mitigation and finite reinsurance arrangements. In connection with these investigations, Chubb and certain of its subsidiaries have received subpoenas and other information requests from the Attorneys General and insurance regulators of several states, as well as from several foreign regulatory authorities, the U.S. Securities and Exchange Commission and the U.S. Attorney for the Southern District of New York. The Corporation is cooperating fully in such investigations. Although no regulatory action has been initiated against the Corporation, it is possible that one or more regulatory authorities will bring an action against the Corporation with respect to some or all of the issues that are the focus of these ongoing investigations. In May 2006, the Corporation was informed by the Attorney General of the State of Ohio that he intended to file an action against several industry participants, including the Corporation, with respect to certain of these issues. No such action has been filed to date.
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
7) Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share:

	Periods Ended June 30
	Second Quarter		Six Months
	2006	2005	2006	2005
	(in millions
	except for per share amounts)
Basic earnings per share:
Net income	$598	$495	$1,270	$965

Weighted average number of common shares outstanding	413.7	392.8	413.8	389.6

Basic earnings per share	$1.45	$1.26	$3.07	$2.48

Diluted earnings per share:
Net income	$598	$495	$1,270	$965

Weighted average number of common shares outstanding	413.7	392.8	413.8	389.6
Additional shares from assumed exercise of stock-based compensation awards	6.7	7.3	6.8	7.4
Additional shares from assumed issuance of common stock upon settlement of purchase contracts and mandatorily exercisable warrants	3.7	4.4	3.5	3.7

Weighted average number of common shares and potential common shares assumed outstanding for computing diluted earnings per share	424.1	404.5	424.1	400.7

Diluted earnings per share	$1.41	$1.23	$2.99	$2.41

8) Shareholders’ Equity
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
     The activity of Chubb’s common stock was as follows:

	Six Months Ended
	June 30
	2006	2005
Common stock issued
Balance, beginning of year	210,432,298	195,803,824
Two-for-one stock split	210,432,298	—
Treasury shares cancelled	(7,887,800)	—
Repurchase of shares	(5,898,362)	—
Share activity under stock-based employee compensation plans	3,730,933	2,535,127

Balance, end of period	410,809,367	198,338,951

Treasury stock
Balance, beginning of year	1,393,900	3,127,282
Two-for-one stock split	1,393,900	—
Repurchase of shares	5,100,000	—
Cancellation of shares	(7,887,800)	—
Share activity under stock-based employee compensation plans	—	(3,127,282)

Balance, end of period	—	—

Common stock outstanding, end of period	410,809,367	198,338,951

Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Six Months Ended June 30, 2006 and 2005 and for the Quarters Ended June 30, 2006 and 2005
          Certain statements in this document are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 (PSLRA). These forward-looking statements are made pursuant to the safe harbor provisions of the PSLRA and include our loss reserve estimates and reinsurance recoverables; reinsurance pricing; commercial insurance rates; the impact of regulatory investigations and developments on our business; our estimated CFS credit derivatives exposure; the possible recognition of additional impairment losses if real estate is not sold or does not perform as contemplated and the effect thereof on our results of operations; the repurchase of Chubb’s common stock under its share repurchase program; continuation of our financial strength and credit ratings; and the funding of Chubb’s future liquidity needs. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. These statements are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties, which include, among others, those discussed or identified from time to time in our public filings with the Securities and Exchange Commission and those associated with:
•	global political conditions and the occurrence of terrorist attacks, including any nuclear, biological, chemical or radiological events;

•	the effects of the outbreak or escalation of war or hostilities;

•	premium pricing and profitability or growth estimates overall or by lines of business or geographic area, and related expectations with respect to the timing and terms of any required regulatory approvals;

•	adverse changes in loss cost trends;

•	the ability to retain existing business;

•	our expectations with respect to cash flow projections and investment income and with respect to other income;

•	the adequacy of loss reserves, including:
–	our expectations relating to reinsurance recoverables;

–	the willingness of parties, including us, to settle disputes;

–	developments in judicial decisions or regulatory or legislative actions relating to coverage and liability, in particular, for asbestos, toxic waste and other mass tort claims;

–	development of new theories of liability;

–	our estimates relating to ultimate asbestos liabilities;

–	the impact from the bankruptcy protection sought by various asbestos producers and other related businesses;

–	the effects of proposed asbestos liability legislation, including the impact of claims patterns arising from the possibility of legislation and those that may arise if legislation is not passed;
•	the availability and cost of reinsurance coverage;

•	the occurrence of significant weather-related or other natural or human-made disasters, particularly in locations where we have concentrations of risk;

•	the impact of economic factors on companies on whose behalf we have issued surety bonds, and in particular, on those companies that have filed for bankruptcy or otherwise experienced deterioration in creditworthiness;

•	the effects of disclosures by, and investigations of, public companies relating to possible accounting irregularities, practices in the financial services industry and other corporate governance issues, including:
–	claims and litigation arising out of stock option “backdating,” “spring loading” and other option grant practices by public companies;

–	the effects on the capital markets and the markets for directors and officers and errors and omissions insurance;

–	claims and litigation arising out of actual or alleged accounting or other corporate malfeasance by other companies;

–	claims and litigation arising out of practices in the financial services industry;

–	legislative or regulatory proposals or changes;
•	the effects of investigations into market practices, in particular contingent commissions and loss mitigation and finite reinsurance arrangements, in the property and casualty insurance industry together with any legal or regulatory proceedings, related settlements and industry reform or other changes with respect to contingent commissions or otherwise arising therefrom;

•	the impact of legislative and regulatory developments on our business, including those relating to terrorism and large-scale catastrophes;

•	any downgrade in our claims-paying, financial strength or other credit ratings;

•	the ability of our subsidiaries to pay us dividends;

•	general economic and market conditions including:
–	changes in interest rates, market credit spreads and the performance of the financial markets;

–	the effects of inflation;

–	changes in domestic and foreign laws, regulations and taxes;

–	changes in competition and pricing environments;

–	regional or general changes in asset valuations;

–	the inability to reinsure certain risks economically;

–	changes in the litigation environment; and
•	our ability to implement management’s strategic plans and initiatives.
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
•	Net income was $1.3 billion in the first six months of 2006 and $598 million in the second quarter compared with $965 million and $495 million, respectively, in the comparable periods of 2005. The increase in net income in the 2006 periods was driven by substantially higher underwriting income in our property and casualty insurance business.

•	Premiums written decreased by 3% in the first six months of 2006 and 1% in the second quarter. Premiums in our insurance business increased 1% in the first six months of 2006 and 3% in the second quarter. Rates were generally stable, but were under competitive pressure in some classes of business. Premiums in our reinsurance assumed business decreased 48% in the first six months of 2006 and 51% in the second quarter, reflecting the sale of the ongoing business.

•	Underwriting results were exceptionally profitable in the first six months and second quarter of 2006 as evidenced by the combined loss and expense ratio of 84.0% and 85.2%, respectively, compared with 88.9% and 88.3%, respectively, in the corresponding periods of 2005.

•	Property and casualty investment income after tax increased by 11% in the first six months of 2006 and 10% in the second quarter. For more information on this non-GAAP financial measure, see “Property and Casualty Insurance — Investment Results.”

          A summary of our consolidated net income is as follows:

	Periods Ended June 30
	Second Quarter		Six Months
	2006	2005	2006	2005
	(in millions)
Property and Casualty Insurance	$803	$656	$1,692	$1,285
Corporate and Other	(11)	(25)	(54)	(87)
Realized Investment Gains	42	53	148	98

Consolidated Income Before Income Tax	834	684	1,786	1,296
Federal and Foreign Income Tax	236	189	516	331

Consolidated Net Income	$598	$495	$1,270	$965

Property and Casualty Insurance
          A summary of the results of operations of our property and casualty insurance business is as follows:

	Periods Ended June 30
	Second Quarter		Six Months
	2006	2005	2006	2005
	(in millions)
Underwriting
Net Premiums Written	$3,081	$3,113	$6,006	$6,169
Increase in Unearned Premiums	(111)	(94)	(17)	(115)

Premiums Earned	2,970	3,019	5,989	6,054

Losses and Loss Expenses	1,679	1,819	3,297	3,654
Operating Costs and Expenses	876	869	1,726	1,748
Increase in Deferred Policy Acquisition Costs	(37)	(4)	(29)	(9)
Dividends to Policyholders	8	5	15	12

Underwriting Income	444	330	980	649

Investments
Investment Income Before Expenses	368	332	725	653
Investment Expenses	10	7	19	15

Investment Income	358	325	706	638

Other Income (Charges)	1	1	6	(2)

Property and Casualty Income Before Tax	$803	$656	$1,692	$1,285

Property and Casualty Investment Income After Tax	$288	$261	$567	$513

          Income before tax from our property and casualty business was substantially higher in the first six months and second quarter of 2006 compared with the comparable periods of 2005. The increase was driven by significantly higher underwriting income, particularly in our specialty insurance business unit. Results in the 2006 periods also benefited from higher investment income.

          The profitability of the property and casualty insurance business depends on the results of both underwriting operations and investments. We view these as two distinct operations since the underwriting functions are managed separately from the investment function. Accordingly, in assessing our performance, we evaluate underwriting results separately from investment results.
     Underwriting Results
          We evaluate the underwriting results of our property and casualty insurance business in the aggregate and also for each of our separate business units.
     Net Premiums Written
          Property and casualty net premiums written were $6.0 billion in the first six months of 2006 and $3.1 billion in the second quarter, representing decreases of 3% and 1%, respectively, compared with the same periods of 2005.
          Net premiums written by business unit were as follows:

	Six Months Ended			Quarter Ended
	June 30		% Incr.	June 30		% Incr.
	2006	2005	(Decr.)	2006	2005	(Decr.)
	(in millions)			(in millions)
Personal insurance	$1,726	$1,627	6%	$934	$871	7%
Commercial insurance	2,619	2,633	(1)	1,294	1,268	2
Specialty insurance	1,419	1,442	(2)	739	743	(1)

Total insurance	5,764	5,702	1	2,967	2,882	3
Reinsurance assumed	242	467	(48)	114	231	(51)

Total	$6,006	$6,169	(3)	$3,081	$3,113	(1)

     Net premiums from our insurance business increased 1% in the first six months of 2006 and 3% in the second quarter compared with the same periods of 2005. Premiums in the United States, which represent more than 75% of our insurance premiums, increased 1% in the first six months and 2% in the second quarter. Premiums outside the U.S. increased 1% in the first six months and 5% in the second quarter; in local currencies, such premiums grew 2% and 1%, respectively.
     The modest overall growth in net premiums written in our insurance business reflected our continued emphasis on underwriting and pricing discipline in a competitive market environment. Rates were generally stable, but were under competitive pressure in some classes of business. We continued to retain a high percentage of our existing customers and to renew these accounts at adequate prices. In addition, while we continued to be selective, we found opportunities to write new business at acceptable rates.
     Net reinsurance assumed premiums decreased by 48% in the first six months of 2006 and 51% in the second quarter compared with the same periods of 2005. The premium decline was the result of our sale of the ongoing reinsurance assumed business in December 2005.

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
          Our property reinsurance treaties generally contain terrorism exclusions for acts perpetrated by foreign terrorists. Since September 2001, we have changed our underwriting strategies to address terrorism and the limited availability of terrorism reinsurance.
          While the cost of our U.S. property catastrophe treaty will increase, we expect that the overall ceded reinsurance premiums in 2006 for our insurance business will be about the same as those in 2005.

     Profitability
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
          Underwriting results were highly profitable in the first six months and second quarter of 2006 and 2005. Results in 2006 were exceptionally profitable, with each of our insurance business units being more profitable in the first six months compared with the corresponding period of 2005. The combined loss and expense ratio for our overall property and casualty business was as follows:

	Periods Ended June 30
	Six Months		Second Quarter
	2006	2005	2006	2005
Loss ratio	55.2%	60.5%	56.7%	60.3%
Expense ratio	28.8	28.4	28.5	28.0

Combined ratio	84.0%	88.9%	85.2%	88.3%

          Catastrophe losses of $101 million in the first six months of 2006 were offset in part by a $20 million reduction in reinsurance reinstatement premium costs related to Hurricane Katrina. The net impact accounted for 1.4 percentage points of the combined ratio. Catastrophe losses in the first six months of 2005 were $41 million, which represented 0.7 of a percentage point of the combined ratio. Catastrophe losses were $80 million in the second quarter of 2006, which represented 2.7 percentage points of the combined ratio, compared with $21 million or 0.7 of a percentage point in 2005. The catastrophe losses in 2006 related to a number of storms and tornados in the United States.
          The loss ratio improved significantly in the first six months and second quarter of 2006 compared with the same periods in 2005, despite the higher catastrophe losses. The improvement reflected the favorable experience resulting from our disciplined underwriting in recent years.

          The expense ratio increased in the first six months and second quarter of 2006 compared with the same periods in 2005 as net premiums written decreased whereas salaries and operating costs increased. The increase in salaries and operating costs in the first six months of 2006 was offset in part by lower accrued contingent commissions. We accrued contingent commissions in the first six months of 2005 at a higher rate than we ultimately paid after we concluded the agreements with our brokers and agents.
     Review of Underwriting Results by Business Unit
     Personal Insurance
          Net premiums from personal insurance coverages, which represented 29% of premiums written in the first six months of 2006, increased by 6% in the first six months of 2006 and 7% in the second quarter compared with the same periods in 2005. Net premiums written for the classes of business within the personal insurance segment were as follows:

	Six Months Ended			Quarter Ended
	June 30			June 30
	2006	2005	% Incr.	2006	2005	% Incr.
	(in millions)			(in millions)
Automobile	$337	$317	6%	$182	$171	6%
Homeowners	1,097	1,020	8	609	568	7
Other	292	290	1	143	132	8

Total personal	$1,726	$1,627	6	$934	$871	7

          Premium growth was driven by our homeowners business due to increased insurance-to-value and slightly higher rates. The in-force policy count for this class was unchanged during the first six months of 2006. Premiums from our personal automobile business increased as a result of selective growth initiatives outside the United States. Automobile premiums in the U.S. declined due to our maintaining underwriting discipline in a more competitive marketplace. Our other personal business, which includes insurance for excess liability, yacht and accident coverages, had minimal growth in the first six months of 2006 due to lower premiums in our U.S. accident business compared with the same period in 2005.
          Our personal insurance business produced highly profitable underwriting results in the first six months and second quarter of both 2006 and 2005. The combined loss and expense ratios for the classes of business within the personal insurance segment were as follows:

	Periods Ended June 30
	Six Months		Second Quarter
	2006	2005	2006	2005
Automobile	87.9%	95.3%	85.9%	95.2%
Homeowners	73.1	76.9	72.6	73.7
Other	91.6	89.1	92.6	91.6

Total personal	79.1%	82.7%	78.5%	81.0%

          Our personal automobile business produced more profitable results in the first six months and second quarter of 2006 compared with the same periods in 2005. The improvement was due to a combination of lower claim frequency and modest favorable loss development related to prior accident years.

          Homeowners results were highly profitable in the first six months and second quarter of 2006 and 2005, but more so in 2006 despite higher catastrophe losses. Results in both years benefited from better pricing and a reduction in water damage losses primarily through contract wording changes related to mold coverage and loss remediation measures that we have implemented over the past few years. Results in 2006 also benefited from fewer non-catastrophe claims compared with the first six months of 2005. Catastrophe losses represented 6.7 percentage points of the combined ratio for this class in the first six months of 2006 and 7.6 percentage points in the second quarter compared with 2.5 percentage points in both comparable periods of 2005.
          Other personal coverages produced profitable results in the first six months and second quarter of 2006 and 2005; however, results were somewhat less profitable in the 2006 periods due to higher incurred losses in the excess liability component.
     Commercial Insurance
          Net premiums from commercial insurance, which represented 43% of our premiums written in the first six months of 2006, decreased by 1% in the first six months of 2006 and increased by 2% in the second quarter compared with the same periods a year ago. Net premiums written for the classes of business within the commercial insurance segment were as follows:

	Six Months Ended			Quarter Ended
	June 30		% Incr.	June 30		% Incr.
	2006	2005	(Decr.)	2006	2005	(Decr.)
	(in millions)			(in millions)
Multiple peril	$645	$641	1%	$319	$305	5%
Casualty	895	910	(2)	455	458	(1)
Workers’ compensation	472	496	(5)	216	218	(1)
Property and marine	607	586	4	304	287	6

Total commercial	$2,619	$2,633	(1)	$1,294	$1,268	2

          Premium growth in our commercial insurance business has been constrained by an increasingly competitive marketplace. However, after declining 3% in the first quarter of 2006, premiums grew 2% in the second quarter. Property and marine premiums in the first six months of 2006 benefited from a $20 million reduction in reinsurance reinstatement premium costs in the first quarter related to Hurricane Katrina. Rates were generally stable in the first six months of 2006, but were under competitive pressure in some classes of business. Retention levels remained strong, but were slightly lower than those in the first six months of 2005. New business volume in the first six months was also down from 2005 levels, reflecting continued competition. However, new business in the second quarter was up from that in the first quarter and was at about the same level as that in the second quarter of 2005. We continued to maintain our underwriting discipline in the competitive market, renewing business and writing new business only where we were able to get acceptable rates and appropriate terms and conditions. As a result of insurers paying higher reinsurance prices while retaining more risk and as the new industry catastrophe models are implemented, we expect to see a generally stable commercial rate environment in the second half of 2006.

          Our commercial insurance business produced highly profitable underwriting results in the first six months and second quarter of 2006 and 2005. These profitable results were due in large part to the cumulative effect of price increases, better terms and conditions and more stringent risk selection in recent years. Results in both years also benefited from low property losses.
          The combined loss and expense ratios for the classes of business within the commercial insurance segment were as follows:

	Periods Ended June 30
	Six Months		Second Quarter
	2006	2005	2006	2005
Multiple peril	75.4%	82.8%	80.4%	83.3%
Casualty	93.4	97.3	92.4	100.9
Workers compensation	81.3	84.9	84.7	84.1
Property and marine	73.2	70.8	80.9	71.3

Total commercial	82.1%	85.3%	85.4%	86.7%

          Multiple peril results were highly profitable in the first six months and second quarter of 2006 and 2005, particularly in 2006 despite higher catastrophe losses. The more profitable results in 2006 were driven by improvement in the liability component of this business. The property component was exceptionally profitable in the first six months of both years due to very favorable loss experience. Results in the property component were less profitable in the second quarter of 2006 than in the comparable period in 2005 due to higher catastrophe losses. Catastrophe losses represented 4.3 points of the combined ratio for this class in the first six months of 2006 and 9.0 points in the second quarter. Catastrophe losses were negligible for this class in the corresponding periods of 2005.
          Our casualty business produced profitable results in the first six months of 2006 and 2005, but more so in 2006 due primarily to improvement in the automobile component of this business. While the automobile component was highly profitable in both years, results were exceptionally profitable in the second quarter of 2006. The primary liability component was similarly profitable in both years. The excess liability component produced similarly unprofitable results in 2006 and 2005; results in the second quarter of both years were adversely affected by several large losses related to older accident years.
          Workers’ compensation results were highly profitable in the first six months and second quarter of 2006 and 2005. Results in both years benefited from our disciplined risk selection during the past several years.
          Property and marine results were highly profitable in the first six months and second quarter of both years, but more so in 2005. Results in both years benefited from few large losses. Results in 2006 also benefited from the $20 million reduction in reinsurance reinstatement premium costs in the first quarter related to Hurricane Katrina. As a result, catastrophes had a 2.4 percentage point favorable impact on the combined ratio for this class in the first six months of 2006. Catastrophe losses had a 3.0 percentage point unfavorable impact on the combined ratio in the first six months of 2005. Catastrophe losses represented 3.2 percentage points of the combined ratio in the second quarter of 2006 compared with 4.7 percentage points in the same period of 2005. Excluding the impact of catastrophes, the combined ratio was 75.6% in the first six months of 2006 and 77.7% in the second quarter compared with 67.8% and 66.6%, respectively, in 2005.

Specialty Insurance
     Net premiums from specialty insurance, which represented 24% of our premiums written in the first six months of 2006, decreased by 2% in the first six months of 2006 and 1% in the second quarter compared with the same periods a year ago. Net premiums written for the classes of business within the specialty insurance segment were as follows:

	Six Months Ended			Quarter Ended
	June 30		% Incr.	June 30		% Incr.
	2006	2005	(Decr.)	2006	2005	(Decr.)
	(in millions)			(in millions)
Professional liability	$1,271	$1,337	(5)%	$656	$691	(5)%
Surety	148	105	41	83	52	60

Total specialty	$1,419	$1,442	(2)	$739	$743	(1)

     Effective July 1, 2005, we sold the renewal rights on our hospital professional liability and managed care errors and omissions business. Excluding this business, our professional liability net premiums written in the first six months and second quarter of 2006 were flat compared with the same periods in 2005. Competitive pressure on rates and our commitment to maintain underwriting discipline continued to constrain growth in the professional liability classes. Rates for most professional liability classes were stable in the first half of 2006. However, rates in the for-profit directors and officers liability component were modestly lower. Excluding the business that was sold, retention levels in the first six months of 2006 were comparable to 2005 levels. New business volume in 2006 was also similar to 2005 levels. We continued to get adequate rates and favorable terms and conditions on both new business and renewals. In line with our strategy in recent years, we continued to focus on small and middle market publicly traded and privately held companies.
     The significant growth in net premiums written for our surety business in the first six months of 2006 was due in large part to the non-renewal during 2005 of a high excess reinsurance treaty. Growth in the second quarter was also due to an increase in business from existing customers.
     Our specialty insurance business produced profitable underwriting results in the first six months and second quarter of 2006 compared with modestly unprofitable results in the first six months of 2005 and modestly profitable results in the second quarter of 2005. The combined loss and expense ratios for the classes of business within the specialty insurance segment were as follows:

	Periods Ended June 30
	Six Months		Second Quarter
	2006	2005	2006	2005
Professional liability	93.7%	101.5%	92.0%	101.4%
Surety	48.0	101.3	58.7	54.2

Total specialty	89.8%	101.6%	89.0%	98.3%

     Our professional liability business improved substantially in the first six months and second quarter of 2006, producing profitable results compared with modestly unprofitable results in the similar periods of 2005. Results in both years benefited from the cumulative effect of price increases, lower policy limits and better terms and conditions in recent years. Results in 2006 also benefited from favorable loss development in the second quarter related to prior accident years. Conversely, results in the 2005 periods were adversely affected by unfavorable loss development related to accident years 2002 and prior. The adverse development was predominantly from claims that arose due to corporate failures and allegations of management misconduct and accounting irregularities. The fidelity component of our professional liability business was highly profitable in the first six months and second quarter of both years.
     Surety results were highly profitable in the first six months of 2006 compared with near-breakeven results in the same period in 2005. Results were highly profitable in the second quarter of both years. Our surety business tends to be characterized by infrequent but potentially high severity losses. Results in the first six months of 2005 were adversely affected by one $60 million loss in the first quarter.
Reinsurance Assumed
     Net premiums from our reinsurance assumed business, which represented 4% of premiums written in the first six months of 2006, decreased by 48% in the first six months of 2006 and 51% in the second quarter compared with the similar periods in 2005. This significant decrease in premiums was expected in light of the sale in December 2005 of our continuing reinsurance assumed business, including renewal rights, to Harbor Point Limited. Harbor Point has the right for a transition period of up to two years to underwrite specific reinsurance business on our behalf. We retain a portion of such business and cede the balance to Harbor Point in return for a fronting commission.
     The combined loss and expense ratio for our reinsurance assumed business was 100.4% in the first six months of 2006 and 105.1% in the second quarter compared with 89.6% and 91.3%, respectively, in the prior year. Results in 2006 were adversely affected by the substantial decline in premiums without a commensurate decrease in expenses. Results in 2005 benefited from the favorable settlement of one loss in the first quarter and the commutation of a contract in the second quarter.
Regulatory Developments
     To promote and distribute our insurance products, we rely on independent brokers and agents. Accordingly, our business is dependent on the willingness of these brokers and agents to recommend our products to their customers. We have agreements in place with certain insurance agents and brokers under which, in addition to the standard commissions that we pay, we have agreed to pay commissions that are contingent on the volume and/or the profitability of business placed with us.

     We are involved in the ongoing investigations of certain business practices in the property and casualty insurance industry by various Attorneys General and other regulatory authorities of several states, the U.S. Securities and Exchange Commission, the U.S. Attorney for the Southern District of New York and certain non-U.S. regulatory authorities with respect to, among other things, (1) potential conflicts of interest and anti-competitive behavior arising from the payment of contingent commissions to brokers and agents and (2) loss mitigation and finite reinsurance arrangements. In connection with these investigations, we have received subpoenas and requests for information from various regulators. We are cooperating fully with these investigations. Although no regulatory action has been initiated against us, it is possible that one or more regulatory authorities will bring an action against us with respect to some or all of the issues that are the focus of these ongoing investigations. In May 2006, we were informed by the Attorney General of the State of Ohio that he intended to file an action against several industry participants, including us, with respect to certain of these issues. No such action has been filed to date. Chubb and certain of its subsidiaries have been named in legal proceedings brought by private plaintiffs arising out of these investigations. These legal proceedings are further described in Note (6) of the Notes to Consolidated Financial Statements.
     As a result of the investigations referred to above, a few major insurance companies have entered into settlement agreements with some of the regulators with respect to some of the issues under investigation. Pursuant to these settlements, the companies involved agreed to pay substantial amounts in settlement. These companies are also prohibited from paying contingent commissions relating to the placement of any excess casualty insurance policy through 2008. In addition, these companies have agreed not to pay contingent commissions on any line of business, product or segment if any of the settling Attorneys General determine that more than 65% of the annual U.S. premiums for insurance in that line, product or segment were written by insurers who either (1) do not pay contingent commissions in that line, product or segment or (2) have signed an agreement with an Attorney General containing this requirement. These companies are also required to support legislation and regulation to abolish contingent commissions and increase disclosure of compensation paid to agents and brokers. At least one of these companies has also agreed to require agents and brokers to make certain disclosures to insureds regarding compensation received in connection with the placement or renewal of insurance. Certain brokers and agents also have entered into settlement agreements with various regulators pursuant to which they have agreed not to accept contingent commissions for some or all lines of business. Other industry participants may enter into similar or different settlements in the future.
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
     Our loss reserves include significant amounts related to asbestos and toxic waste claims, Hurricane Katrina and the September 11, 2001 attack. The components of our loss reserves were as follows:

	June 30,	December 31,
	2006	2005
	(in millions)
Gross loss reserves
Related to asbestos and toxic waste claims	$1,059	$1,121
Related to Hurricane Katrina	526	967
Related to September 11 attack	399	413
All other loss reserves	20,602	19,981

	22,586	22,482

Reinsurance recoverable
Related to asbestos and toxic waste claims	49	50
Related to Hurricane Katrina	403	756
Related to September 11 attack	348	354
All other reinsurance recoverable	2,352	2,609

	3,152	3,769

Net loss reserves	$19,434	$18,713

     We have settled a large percentage of our claims from Hurricane Katrina. As a result, there have been many adjustments, both favorable and unfavorable, to our loss estimates for individual claims. In the first six months of 2006, these adjustments produced a $150 million reduction in our gross loss estimate and a related $145 million reduction in reinsurance recoverable.
     The components of our net loss reserves were as follows:

	June 30,	December 31,
	2006	2005
	(in millions)
Reserves related to asbestos and toxic waste claims	$1,010	$1,071
Reserves related to Hurricane Katrina	123	211
Reserves related to September 11 attack	51	59
All other loss reserves
Personal insurance	1,691	1,692
Commercial insurance	7,888	7,475
Specialty insurance	7,274	6,827
Reinsurance assumed	1,397	1,378

Net loss reserves	$19,434	$18,713

     Loss reserves, net of reinsurance recoverable, increased by $721 million during the first six months of 2006. The loss reserves related to asbestos and toxic waste claims, Hurricane Katrina and the September 11 attack are significant components of our total loss reserves, but they may distort the growth trend in the loss reserves. Excluding such loss reserves, our net loss reserves increased by $878 million during the first six months of 2006. The most significant increases occurred in the long tail liability classes of business within commercial and specialty insurance.
     Based on all information currently available, we believe that the aggregate loss reserves of our property and casualty subsidiaries at June 30, 2006 were adequate to cover claims for losses that had occurred, including both those known to us and those yet to be reported. In establishing such reserves, we consider facts currently known and the present state of the law and coverage litigation. However, given the judicial decisions and legislative actions that have broadened the scope of coverage and expanded theories of liability in the past and the possibilities of similar interpretations in the future, particularly as they relate to asbestos claims and, to a lesser extent, toxic waste claims, it is possible that management’s estimate of the ultimate liability for losses that had occurred as of June 30, 2006 may increase in future periods. Such increases in estimates could have a material adverse effect on the Corporation’s future operating results. However, management does not expect that any such increases would have a material adverse effect on the Corporation’s consolidated financial condition or liquidity.
Investment Results
     Property and casualty investment income before taxes increased by 11% in the first six months of 2006 and 10% in the second quarter compared with the same periods in 2005. Growth was due to an increase in invested assets since the second quarter of 2005. The increase in invested assets was due to substantial cash flow from operations over the period.

     The effective tax rate on investment income was 19.7% in the first six months of 2006 compared with 19.6% in the same period in 2005. The effective tax rate fluctuates as a result of our holding a different proportion of our investment portfolio in tax-exempt securities during each period.
     On an after-tax basis, property and casualty investment income increased by 11% in the first six months of 2006 and 10% in the second quarter. Management uses property and casualty investment income after tax, a non-GAAP financial measure, to evaluate its investment performance because it reflects the impact of any change in the proportion of the investment portfolio invested in tax exempt securities and is therefore more meaningful for analysis purposes than investment income before income tax.
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
     Corporate and other produced a loss before taxes of $54 million in the first six months of 2006 compared with a loss of $87 million in the first six months of 2005. The higher loss in 2005 was due to the recognition in the first quarter of a $43 million real estate impairment loss, which is discussed below. In the first six months of 2006, we recognized near breakeven results from our investment in Allied World compared with income in the first six months of 2005.
Real Estate
     Our real estate operations had a loss before taxes of $2 million in the first six months of 2006 compared with a loss of $46 million in the first six months of 2005. These results are included in the corporate and other results.
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
     In addition to the aforementioned parcel of land that we plan to sell, we own approximately $155 million of land that we expect will be developed in the future. Our real estate assets also include approximately $130 million of commercial properties and land parcels under lease.

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
Chubb Financial Solutions
     Portfolio credit default swaps are derivatives and are carried in the financial statements at estimated fair value, which represents management’s best estimate of the cost to exit our positions. Changes in fair value are included in income in the period of the change. CFS had breakeven results in the first six months of 2006 and 2005.
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
The notional amount of CFS’s credit default swaps was $1.1 billion at June 30, 2006. Our realistic loss exposure is a very small portion of the $1.1 billion notional amount as our position is senior to subordinated interests of about $.5 billion in the aggregate. In addition, using our internal ratings models, we estimate that the credit ratings of the individual portfolio credit default swaps at June 30, 2006 were AAA.
     In addition to portfolio credit default swaps, CFS entered into a derivative contract linked to an equity market index that terminates in 2012 and a few other insignificant transactions.
     The notional amount and fair value of our future obligations under derivative contracts by type of risk were as follows:

	Notional Amount		Fair Value
	June 30,	December 31,	June 30,	December 31,
	2006	2005	2006	2005
	(in billions)		(in millions)
Credit default swaps
Corporate securities	$.2	$.2	$1	$1
Asset-backed securities	.9	.8	1	1

	1.1	1.0	2	2
Other	.3	.3	7	7

	$1.4	$1.3	$9	$9

Realized Investment Gains and Losses
     Net investment gains realized were as follows:

		Periods Ended June 30
	Second Quarter		Six Months
	2006	2005	2006	2005
		(in millions)
Net realized gains (losses)
Equity securities	$56	$52	$162	$104
Fixed maturities	(6)	3	(4)	(4)

	50	55	158	100
Other than temporary impairment
Equity securities	7	—	7	—
Fixed maturities	1	2	3	2

	8	2	10	2

Realized investment gains before tax	$42	$53	$148	$98

Realized investment gains after tax	$27	$34	$96	$63

     Of the net realized gains on equity securities, $142 million and $96 million in the first six months of 2006 and 2005, respectively, related to our share of gains recognized by limited partnerships in which we have an interest.
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

Capital Resources
     Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. At June 30, 2006, the Corporation had shareholders’ equity of $12.6 billion and total debt of $2.5 billion.
     The Board of Directors approved a two-for-one stock split in the form of a stock dividend payable to shareholders of record on March 31, 2006. Share and per share amounts have been adjusted to reflect the stock split.
     In June 2003, Chubb issued $460 million of unsecured 2.25% senior notes due August 16, 2008 and 18.4 million purchase contracts to purchase Chubb’s common stock on or before August 16, 2006. The notes and purchase contracts were issued together in the form of 7% equity units. Each equity unit initially represented one purchase contact and $25 principal amount of notes. In May 2006, the notes were successfully remarketed as required by their terms. The interest rate on the notes was reset to 5.472% from 2.25%, effective May 16, 2006. The remarketed notes are due August 16, 2008. We did not receive any proceeds from the remarketing of the notes. Instead, the proceeds from the remarketing will be used to satisfy the holders’ obligation under the purchase contracts to purchase Chubb’s common stock on August 16, 2006.
     Management regularly monitors the Corporation’s capital resources. In connection with our long-term capital strategy, Chubb from time to time contributes capital to its property and casualty subsidiaries. In addition, in order to satisfy capital needs as a result of any rating agency capital adequacy or other future rating issues, or in the event we were to need additional capital to make strategic investments in light of market opportunities, we may take a variety of actions, which could include the issuance of additional debt and/or equity securities.
     In June 2003, a shelf registration statement that Chubb filed in March 2003 was declared effective by the Securities and Exchange Commission. Under the registration statement, up to $2.5 billion of various types of securities may be issued. At June 30, 2006, approximately $650 million remained under the shelf registration statement.
     In December 2005, the Board of Directors authorized the repurchase of up to 28,000,000 shares of Chubb’s common stock. The authorization has no expiration date.
     In January 2006, we repurchased 5,100,000 shares of our common stock under an accelerated stock buyback program at an initial price of $48.91 per share, for a total cost of $249 million. The program was completed in March, at which time, under the terms of the agreement, we received a price adjustment based on the volume weighted average price of Chubb’s common stock during the program period. The price adjustment could be settled, at our election, in Chubb’s common stock or cash. We elected to have the counterparty deliver 125,562 additional shares in settlement of the price adjustment. In the second quarter of 2006, we repurchased 5,772,800 shares in open market transactions at a cost of $290 million.
     As of June 30, 2006, 14,213,838 shares remained under the share repurchase authorization. Based on our outlook for 2006, we expect to repurchase all of the shares remaining under this authorization by the end of 2006.

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
     Our strong underwriting results continued to generate substantial new cash. New cash from operations available for investment by our property and casualty subsidiaries was approximately $1.0 billion in the first six months of 2006 compared with $1.6 billion in the same period in 2005. New cash available was lower in 2006 due primarily to loss payments during the first six months for which the related reinsurance recoverable has not yet been received as well as lower premium receipts and higher income tax payments compared with the 2005 period.
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
     In the first six months of 2006, we invested new cash primarily in tax exempt bonds. To a lesser extent, we also invested in taxable bonds, primarily foreign corporate bonds, and equity securities. Our objective is to achieve the appropriate mix of taxable and tax exempt securities in our portfolio to balance both investment and tax strategies.
     The unrealized depreciation before tax of investments carried at market value, which includes fixed maturities classified as available-for-sale and equity securities, was $169 million at June 30, 2006 compared with unrealized appreciation before tax of $478 million at December 31, 2005. Such unrealized depreciation or appreciation is reflected in a separate component of other comprehensive income, net of applicable deferred income tax.
     The unrealized market appreciation before tax of those fixed maturities carried at amortized cost was $8 million at June 30, 2006 and $11 million at December 31, 2005. Such unrealized appreciation was not reflected in the consolidated financial statements.
     Changes in unrealized market appreciation or depreciation of fixed maturities were due primarily to fluctuations in interest rates.

Item 4 — Controls and Procedures
     As of June 30, 2006, an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures was performed under the supervision and with the participation of the Corporation’s management, including the chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Corporation’s disclosure controls and procedures were effective as of the evaluation date.
     During the quarter ended June 30, 2006, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1 – Legal Proceedings
     A discussion of material developments in legal proceedings is included in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
Item 1A – Risk Factors
     Our business is subject to a number of risks, including those identified in Item 1A of our 2005 Annual Report on Form 10-K and of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 filed with the U.S. Securities and Exchange Commission as supplemented below, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could have a material effect on our business, results of operations, financial condition and/or liquidity.
We have exposure for claims related to allegedly improper stock option grant practices of some of our insureds; we cannot predict at this time the impact that such claims may have on our results of operations.
     We have received a number of claims, and may receive additional claims, with respect to allegedly improper stock option grant practices by certain of our insureds, including alleged “backdating” of options. Our exposure with respect to these claims is uncertain and is subject to resolution of several issues, including the scope of coverage, policy exclusions and coverage defenses. We cannot predict at this time the number of claims that we may receive or the impact that these claims may have on our results of operations.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
     The following table summarizes Chubb’s stock repurchased each month in the quarter ended June 30, 2006.

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number	Average	as Part of	Yet Be Purchased
	of Shares	Price Paid	Publicly Announced	Under the
	Purchased(a)	Per Share	Plans or Programs	Plans or Programs(b)
Period

April 2006	—	$—	—	19,986,638

May 2006	2,669,500	51.13	2,669,500	17,317,138

June 2006	3,103,300	49.43	3,103,300	14,213,838

Total	5,772,800	50.22	5,772,800

(a)	The stated amounts exclude 61,079 shares, 136,449 shares and 11,252 shares delivered to Chubb during the months of April 2006, May 2006 and June 2006, respectively, by employees of the Corporation to cover option exercise prices and withholding taxes in connection with the Corporation’s stock-based employee compensation plans.

(b)	On December 8, 2005, the Board of Directors authorized the repurchase of up to 28,000,000 shares of common stock. The authorization has no expiration date.
Item 4 – Submission of Matters to a Vote of Security Holders
     Information regarding the matters submitted to a vote of Chubb’s security holders at Chubb’s annual meeting conducted on April 25, 2006, including the voting results relating thereto, is set forth in Item 8.01 of Chubb’s current report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2006. Item 8.01 of this Form 8-K is incorporated herein by reference.

Item 6 — Exhibits

Exhibit
Number		Description

	–	Rule 13a-14(a)/15d-14(a) Certifications.

31.1		Certification by John D. Finnegan filed herewith.

31.2		Certification by Michael O’Reilly filed herewith.

	–	Section 1350 Certifications.

32.1		Certification by John D. Finnegan filed herewith.

32.2		Certification by Michael O’Reilly filed herewith.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, The Chubb Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHUBB CORPORATION (Registrant)
By: /s/ Henry B. Schram
By:
Henry B. Schram
Senior Vice-President and Chief Accounting
Officer
Date: August 8, 2006