Form 10-Q
period 2006-09-30
CHUBB CORP
filed 2006-11-08
CIK 20171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
YES ☐ NO ☑
     The number of shares of common stock outstanding as of September 30, 2006 was 411,645,538.

THE CHUBB CORPORATION
INDEX

Part I. FINANCIAL INFORMATION
Item 1 — Financial Statements
THE CHUBB CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
PERIODS ENDED SEPTEMBER 30

	Third Quarter			Nine Months
	2006	2005		2006	2005
	(in millions except
	for per share amounts)
Revenues
Premiums Earned	$2,974	$3,043		$8,963	$9,097
Investment Income	399	356		1,172	1,039
Other Revenues	40	(19)		81	47
Realized Investment Gains	38	99		186	197

Total Revenues	3,451	3,479		10,402	10,380

Losses and Expenses
Insurance Losses and Loss Expenses	1,687	2,260		4,984	5,914
Amortization of Deferred Policy Acquisition Costs	711	718		2,157	2,192
Other Insurance Operating Costs and Expenses	140	125		400	404
Investment Expenses	6	7		26	23
Other Expenses	29	20		73	106
Corporate Expenses	47	45		145	141

Total Losses and Expenses	2,620	3,175		7,785	8,780

Income Before Federal and Foreign Income Tax	831	304		2,617	1,600
Federal and Foreign Income Tax	227	58		743	389

Net Income	$604	$246		$1,874	$1,211

Net Income Per Share

Basic	$1.47	$.62		$4.54	$3.09
Diluted	1.43	.60		4.43	3.00

Dividends Declared Per Share	.25	.21	1/2	.75	.64	1/2
See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
CONSOLIDATED BALANCE SHEETS

	Sept. 30,	Dec. 31,
	2006	2005
	(in millions)
Assets

Invested Assets
Short Term Investments	$1,337	$1,899
Fixed Maturities
Held-to-Maturity — Tax Exempt (market $152 and $216)	144	205
Available-for-Sale
Tax Exempt (cost $16,747 and $15,449)	17,075	15,750
Taxable (cost $15,060 and $14,515)	15,000	14,568
Equity Securities (cost $2,886 and $2,088)	3,194	2,212

TOTAL INVESTED ASSETS	36,750	34,634
Cash	28	36
Securities Lending Collateral	2,081	2,077
Accrued Investment Income	414	391
Premiums Receivable	2,262	2,319
Reinsurance Recoverable on Unpaid Losses and Loss Expenses	2,784	3,769
Prepaid Reinsurance Premiums	315	244
Deferred Policy Acquisition Costs	1,497	1,445
Real Estate Assets	313	367
Investment in Partially Owned Company	—	260
Deferred Income Tax	427	623
Goodwill	467	467
Other Assets	1,777	1,429

TOTAL ASSETS	$49,115	$48,061

Liabilities

Unpaid Losses and Loss Expenses	$22,542	$22,482
Unearned Premiums	6,513	6,361
Securities Lending Payable	2,081	2,077
Long Term Debt	2,463	2,467
Dividend Payable to Shareholders	103	90
Accrued Expenses and Other Liabilities	1,851	2,177

TOTAL LIABILITIES	35,553	35,654

Contingent Liabilities (Note 8)

Shareholders’ Equity

Common Stock — $1 Par Value; 411,645,538 and 210,432,298 Shares	412	210
Paid-In Surplus	1,545	2,364
Retained Earnings	11,164	9,600
Accumulated Other Comprehensive Income
Unrealized Appreciation of Investments, Net of Tax	374	311
Foreign Currency Translation Gains, Net of Tax	67	57
Treasury Stock, at Cost — 1,393,900 Shares in 2005	—	(135)

TOTAL SHAREHOLDERS’ EQUITY	13,562	12,407

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$49,115	$48,061

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PERIODS ENDED SEPTEMBER 30

	Third Quarter		Nine Months
	2006	2005	2006	2005
	(in millions)
Net Income	$604	$246	$1,874	$1,211

Other Comprehensive Income (Loss)
Change in Unrealized Appreciation or Depreciation of Investments, Net of Tax	543	(254)	63	(225)
Foreign Currency Translation Gains (Losses), Net of Tax	4	10	10	(19)

	547	(244)	73	(244)

Comprehensive Income	$1,151	$2	$1,947	$967

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30

	2006	2005
	(in millions)
Cash Flows from Operating Activities
Net Income	$1,874	$1,211
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Increase in Unpaid Losses and Loss Expenses, Net	1,045	1,760
Increase in Unearned Premiums, Net	37	89
Decrease in Premiums Receivable	57	13
Increase in Reinsurance Recoverable on Paid Losses	(325)	(22)
Decrease in Liability Related to Principal and Interest Guarantee	—	(186)
Change in Deferred Income Tax	147	111
Amortization of Premiums and Discounts on Fixed Maturities	174	161
Depreciation	64	69
Realized Investment Gains	(186)	(197)
Other, Net	(527)	(38)

Net Cash Provided by Operating Activities	2,360	2,971

Cash Flows from Investing Activities
Proceeds from Sales of Fixed Maturities	2,266	4,434
Proceeds from Maturities of Fixed Maturities	1,186	1,357
Proceeds from Sales of Equity Securities	431	555
Purchases of Fixed Maturities	(5,215)	(8,346)
Purchases of Equity Securities	(752)	(604)
Decrease (Increase) in Short Term Investments, Net	562	(71)
Increase in Net Payable from Security Transactions Not Settled	47	40
Purchases of Property and Equipment, Net	(35)	(30)
Other, Net	—	97

Net Cash Used in Investing Activities	(1,510)	(2,568)

Cash Flows from Financing Activities
Repayment of Long Term Debt	—	(301)
Decrease in Funds Held Under Deposit Contracts	(18)	(277)
Proceeds from Common Stock Issued Upon Settlement of Equity Unit Warrants	460	—
Proceeds from Issuance of Common Stock Under Stock-Based Employee Compensation Plans	172	414
Repurchase of Shares	(1,175)	—
Dividends Paid to Shareholders	(297)	(243)

Net Cash Used in Financing Activities	(858)	(407)

Net Decrease in Cash	(8)	(4)

Cash at Beginning of Year	36	42

Cash at End of Period	$28	$38

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1)	General
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
     Share and per share amounts have been retroactively adjusted to reflect the two-for-one stock split paid on April 18, 2006 to Chubb’s shareholders of record on March 31, 2006.
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

3)	Accounting Pronouncements Not Yet Adopted
a) In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). The Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in the funded status in comprehensive income in the year in which the changes occur.
     The provisions of SFAS No. 158 are effective for the Corporation as of December 31, 2006. Retrospective application is not permitted. Any required adjustment, net of tax, shall be reported as an adjustment of the ending balance of accumulated other comprehensive income. It is expected that the adoption of SFAS No. 158 will reduce the Corporation’s shareholders’ equity at December 31, 2006. The amount of such reduction, which is not expected to have a material adverse effect on the Corporation’s financial position, will be determined based on the funded status of the Corporation’s defined benefit postretirement plans as of December 31, 2006. Adoption of the Statement will not have an effect on the Corporation’s results of operations in 2006 or in future years.
b) In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for the Corporation for the year beginning January 1, 2007. The adoption of FIN 48 is not expected to have a material effect on the Corporation’s financial position or results of operations.

4)	Investments
     Short term investments, which have an original maturity of one year or less, are carried at amortized cost which approximates market value. Fixed maturities classified as held-to-maturity are carried at amortized cost. Fixed maturities classified as available-for-sale and equity securities are carried at market value as of the balance sheet date.
     The net change in unrealized appreciation or depreciation of investments carried at market value was as follows:

	Periods Ended September 30
	Third Quarter		Nine Months
	2006	2005	2006	2005
	(in millions)
Change in unrealized appreciation of equity securities	$164	$(30)	$184	$(12)
Change in unrealized appreciation or depreciation of fixed maturities	581	(361)	(86)	(335)

	745	(391)	98	(347)
Deferred income tax (credit)	202	(137)	35	(122)

Change in unrealized appreciation or depreciation of investments, net	$543	$(254)	$63	$(225)

5)	Investment in Partially Owned Company
     Investment in partially owned company included the Corporation’s minority interest in a corporate joint venture, Allied World Assurance Holdings, Ltd. The equity method of accounting was used for this investment.
     In July 2006, Allied World sold previously unissued shares of common stock through an initial public offering. As a result of the public offering, the Corporation no longer considers Allied World to be a corporate joint venture. Accordingly, the equity method of accounting is no longer used for this investment. Instead, the investment in Allied World is now classified as an equity security. As such, it is carried at market value as of the balance sheet date with unrealized appreciation or depreciation credited or charged to comprehensive income.
6)	Debt
     In June 2003, Chubb issued $460 million of unsecured 2.25% senior notes due August 16, 2008 and 18.4 million purchase contracts to purchase Chubb’s common stock. The notes and purchase contracts were issued together in the form of 7% equity units. Each equity unit initially represented one purchase contract and $25 principal amount of notes. In May 2006, the notes were successfully remarketed as required by their terms. The interest rate on the notes was reset to 5.472% from 2.25%, effective May 16, 2006. The remarketed notes are due on August 16, 2008. The purchase contracts, which were settled on August 16, 2006, are further discussed in Note (10).

7)	Segments Information
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
     Corporate and other includes investment income earned on corporate invested assets, corporate expenses and the Corporation’s real estate and other non-insurance subsidiaries. The results of Chubb Financial Solutions (CFS), which were previously reported separately, are now included in corporate and other. CFS’s business was primarily structured credit derivatives, principally as a counterparty in portfolio credit default swaps. CFS has been in run-off since April 2003.

     Revenues and income before income tax of the operating segments were as follows:

	Periods Ended September 30
	Third Quarter		Nine Months
	2006	2005	2006	2005
	(in millions)
Revenues
Property and casualty insurance
Premiums earned
Personal insurance	$851	$797	$2,532	$2,391
Commercial insurance	1,271	1,202	3,805	3,727
Specialty insurance	736	757	2,227	2,206

Total insurance	2,858	2,756	8,564	8,324

Reinsurance assumed	116	287	399	773

	2,974	3,043	8,963	9,097

Investment income	375	340	1,100	993

Total property and casualty insurance	3,349	3,383	10,063	10,090

Corporate and other	64	(3)	153	93
Realized investment gains	38	99	186	197

Total revenues	$3,451	$3,479	$10,402	$10,380

Income (loss) before income tax
Property and casualty insurance
Underwriting
Personal insurance	$116	$27	$454	$294
Commercial insurance	192	(130)	619	207
Specialty insurance	97	44	267	22

Total insurance	405	(59)	1,340	523

Reinsurance assumed	20	(1)	36	57

	425	(60)	1,376	580

Increase in deferred policy acquisition costs	11	1	40	10

Underwriting income (loss)	436	(59)	1,416	590

Investment income	370	334	1,076	972

Other income (charges)	—	(1)	6	(3)

Total property and casualty insurance	806	274	2,498	1,559

Corporate and other loss	(13)	(69)	(67)	(156)
Realized investment gains	38	99	186	197

Total income before income tax	$831	$304	$2,617	$1,600

8)	Contingent Liabilities
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
9)	Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share:

	Periods Ended September 30
	Third Quarter		Nine Months
	2006	2005	2006	2005
	(in millions
	except for per share amounts)
Basic earnings per share:
Net income	$604	$246	$1,874	$1,211

Weighted average number of common shares outstanding	410.9	397.4	412.8	392.2

Basic earnings per share	$1.47	$.62	$4.54	$3.09

Diluted earnings per share:
Net income	$604	$246	$1,874	$1,211

Weighted average number of common shares outstanding	410.9	397.4	412.8	392.2
Additional shares from assumed exercise of stock-based compensation awards	8.7	7.3	7.5	7.4
Additional shares from assumed issuance of common stock upon settlement of purchase contracts and mandatorily exercisable warrants	1.8	6.0	2.9	4.4

Weighted average number of common shares and potential common shares assumed outstanding for computing diluted earnings per share	421.4	410.7	423.2	404.0

Diluted earnings per share	$1.43	$.60	$4.43	$3.00

10)	Shareholders’ Equity
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
     The activity of Chubb’s common stock was as follows:

	Nine Months Ended
	September 30
	2006	2005
Common stock issued
Balance, beginning of year	210,432,298	195,803,824
Two-for-one stock split	210,432,298	—
Treasury shares cancelled	(7,887,800)	—
Repurchase of shares	(18,720,732)	—
Shares issued upon settlement of equity unit warrants	12,883,527	—
Share activity under stock-based employee compensation plans	4,505,947	4,106,967

Balance, end of period	411,645,538	199,910,791

Treasury stock
Balance, beginning of year	1,393,900	3,127,282
Two-for-one stock split	1,393,900	—
Repurchase of shares	5,100,000	—
Cancellation of shares	(7,887,800)	—
Share activity under stock-based employee compensation plans	—	(3,127,282)

Balance, end of period	—	—

Common stock outstanding, end of period	411,645,538	199,910,791

     In June 2003, Chubb issued 18.4 million purchase contracts to purchase its common stock and $460 million of 2.25% senior notes. The purchase contracts and notes were issued together in the form of 7% equity units. Each purchase contract obligated the holder to purchase, and obligated Chubb to sell, on or before the settlement date of August 16, 2006, for a settlement price of $25, a variable number of newly issued shares of Chubb’s common stock. The number of shares of Chubb’s common stock purchased was determined based on a formula that considered the market price of the common stock immediately prior to the time of settlement in relation to the $29.75 per share sale price of the common stock at the time the equity units were offered. Upon settlement of the purchase contracts, Chubb received proceeds of $460 million and issued 12,883,527 shares of common stock.

Item 2	— Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Nine Months Ended September 30, 2006 and 2005 and for the Quarters Ended September 30, 2006 and 2005
     Certain statements in this document are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 (PSLRA). These forward-looking statements are made pursuant to the safe harbor provisions of the PSLRA and include our loss reserve and reinsurance recoverable estimates; the adequacy of the pricing for our insurance products relative to the exposures, reinsurance pricing; commercial insurance rates; the impact of regulatory investigations and developments on our business; our estimated CFS credit derivatives exposure; the possible recognition of additional impairment losses if real estate is not sold or does not perform as expected and the effect thereof on our results of operations; the repurchase of Chubb’s common stock under its share repurchase program; continuation of our financial strength and credit ratings; the funding of Chubb’s future capital and liquidity needs; and the impact of the adoption of Statement of Financial Accounting Standards No. 158 on our shareholders’ equity. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. These statements are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties, which include, among others, those discussed or identified from time to time in our public filings with the Securities and Exchange Commission and those associated with:
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

CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS
     The consolidated financial statements include amounts based on informed estimates and judgments of management for transactions that are not yet complete. Such estimates and judgments affect the reported amounts in the financial statements. Those estimates and judgments that were most critical to the preparation of the financial statements involved the determination of loss reserves and the recoverability of related reinsurance recoverables and the recoverability of the carrying value of real estate properties. These estimates and judgments, which are discussed in Item 7 of our 2005 Annual Report on Form 10-K as supplemented within the following analysis of our results of operations, require the use of assumptions about matters that are highly uncertain and therefore are subject to change as facts and circumstances develop. If different estimates and judgments had been applied, materially different amounts might have been reported in the financial statements.
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
•	Net income was $1.9 billion in the first nine months of 2006 and $604 million in the third quarter compared with $1.2 billion and $246 million, respectively, in the comparable periods of 2005. The increase in net income in the 2006 periods was driven by substantially higher underwriting income in our property and casualty insurance business.

•	Results in the first nine months and third quarter of 2005 were adversely impacted by pre-tax costs of $511 million related to Hurricane Katrina, including estimated net losses of $415 million, net reinsurance reinstatement premium costs of $51 million and a $45 million charge, included in our corporate segment, representing Chubb’s share of the losses estimated by an insurer in which we have a minority interest.

•	Total net premiums written decreased by 2% in the first nine months of 2006 and 1% in the third quarter. Net premiums written in our insurance business increased 2% in the first nine months of 2006 and 5% in the third quarter. Net premiums written in our reinsurance assumed business decreased 54% in the first nine months of 2006 and 66% in the third quarter, which was in line with our expectations following the sale of the ongoing business.

•	Underwriting results were exceptionally profitable in the first nine months and third quarter of 2006 as evidenced by the combined loss and expense ratio of 84.5% and 85.5%, respectively, compared with 93.3% and 102.2%, respectively, in the corresponding periods of 2005. Underwriting results in the 2005 periods were adversely affected by catastrophes, particularly Hurricane Katrina.

•	Property and casualty investment income after tax increased by 11% in the first nine months of 2006 and 10% in the third quarter. For more information on this non-GAAP financial measure, see “Property and Casualty Insurance – Investment Results.”

          A summary of our consolidated net income is as follows:

	Periods Ended September 30
	Third Quarter		Nine Months
	2006	2005	2006	2005
	(in millions)
Property and Casualty Insurance	$806	$274	$2,498	$1,559
Corporate and Other	(13)	(69)	(67)	(156)
Realized Investment Gains	38	99	186	197

Consolidated Income Before Income Tax	831	304	2,617	1,600
Federal and Foreign Income Tax	227	58	743	389

Consolidated Net Income	$604	$246	$1,874	$1,211

Property and Casualty Insurance
          A summary of the results of operations of our property and casualty insurance business is as follows:

	Periods Ended September 30
	Third Quarter		Nine Months
	2006	2005	2006	2005
	(in millions)
Underwriting
Net Premiums Written	$2,994	$3,017	$9,000	$9,186
Decrease (Increase) in Unearned Premiums	(20)	26	(37)	(89)

Premiums Earned	2,974	3,043	8,963	9,097

Losses and Loss Expenses	1,687	2,260	4,984	5,914
Operating Costs and Expenses	854	836	2,580	2,584
Increase in Deferred Policy Acquisition Costs	(11)	(1)	(40)	(10)
Dividends to Policyholders	8	7	23	19

Underwriting Income (Loss)	436	(59)	1,416	590

Investments
Investment Income Before Expenses	375	340	1,100	993
Investment Expenses	5	6	24	21

Investment Income	370	334	1,076	972

Other Income (Charges)	—	(1)	6	(3)

Property and Casualty Income Before Tax	$806	$274	$2,498	$1,559

Property and Casualty Investment Income After Tax	$295	$267	$862	$780

          Income before tax from our property and casualty business was substantially higher in the first nine months and third quarter of 2006 compared with the comparable periods of 2005. The increase was driven by significantly higher underwriting income, due largely to substantially lower catastrophe losses and improvement in our specialty insurance business unit. Underwriting results in both 2005 periods were adversely affected by catastrophes. In particular, such results included estimated net losses of $415 million and net reinsurance reinstatement premium costs of $51 million related to Hurricane Katrina. Results in the 2006 periods also benefited from higher investment income.
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
     Net Premiums Written
          Property and casualty net premiums written were $9.0 billion in the first nine months of 2006 and $3.0 billion in the third quarter, representing decreases of 2% and 1%, respectively, compared with the same periods of 2005.
          Net premiums written by business unit were as follows:

	Nine Months Ended			Quarters Ended
	Sept. 30		% Incr.	Sept. 30		% Incr.
	2006	2005	(Decr.)	2006	2005	(Decr.)
	(in millions)			(in millions)
Personal insurance	$2,639	$2,487	6%	$913	$860	6%
Commercial insurance	3,863	3,760	3	1,244	1,127	10
Specialty insurance	2,167	2,213	(2)	748	771	(3)

Total insurance	8,669	8,460	2	2,905	2,758	5
Reinsurance assumed	331	726	(54)	89	259	(66)

Total	$9,000	$9,186	(2)	$2,994	$3,017	(1)

          Total net premiums written in the third quarter of 2005 reflected $51 million of net reinsurance reinstatement premium costs related to Hurricane Katrina. Total net premiums written in the first nine months of 2006 benefited from a $20 million reduction in the first quarter of previously accrued reinsurance reinstatement premium costs. Excluding the reinsurance reinstatement premium costs in both years, total net premiums written decreased by 3% and 2% in the first nine months and third quarter of 2006, respectively, compared with the same periods in 2005.
          Net premiums written from our insurance business increased 2% in the first nine months of 2006 and 5% in the third quarter compared with the same periods of 2005. Excluding reinsurance reinstatement premium costs of $102 million in the third quarter of 2005 related to Hurricane Katrina as well as the $20 million reduction in such costs in the first quarter of 2006, such growth was 1% and 2%, respectively. Premiums in the United States, which represent more than 75% of our insurance premiums, increased 2% in the first nine months of 2006 and 4% in the third quarter. Excluding the reinsurance reinstatement premium costs related to Hurricane Katrina in both years, premium growth in the U.S. was flat in the first nine months and third quarter. Premiums outside the U.S. increased 4% in the first nine months and 10% in the third quarter; in local currencies, such premiums grew 3% and 7%, respectively.
          The modest overall growth in net premiums written in our insurance business reflected our continued emphasis on underwriting discipline in a competitive market environment. Rates were generally stable, but were under competitive pressure in some classes of business. We continued to retain a high percentage of our existing customers and to renew these accounts at prices we believe to be appropriate relative to the exposures. In addition, while we continued to be selective, we found opportunities to write new business at acceptable rates.
          Net reinsurance assumed premiums written decreased by 54% in the first nine months of 2006 and 66% in the third quarter compared with the same periods of 2005. Excluding net reinstatement premium revenue of $51 million in the third quarter of 2005 related to Hurricane Katrina, premiums declined by 51% and 57%, respectively. The premium decline was in line with our expectations following the sale of the ongoing reinsurance assumed business in December 2005.
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
          Our property catastrophe treaty for events in the United States was modified to increase our initial retention from $250 million to $350 million and to increase our participation in the program. At the same time, we increased the reinsurance coverage in the northeastern part of the country by $400 million, enhancing our protection in the region where we have our greatest concentration of exposure. The program now provides coverage of approximately 75% of losses (net of recoveries from other available reinsurance) between $350 million and $1.3 billion, with additional coverage of 80% of losses between $1.3 billion and $2.05 billion in the northeastern part of the country.
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
          While the cost of our U.S. property catastrophe treaty has increased, we expect that the overall ceded reinsurance premiums in 2006 for our insurance business will be about the same as those in 2005.
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

          Underwriting results were highly profitable in the first nine months and third quarter of 2006. Underwriting results were profitable in the first nine months of 2005 and modestly unprofitable in the third quarter of 2005. Results in the 2005 periods were adversely affected by catastrophes, particularly Hurricane Katrina. The combined loss and expense ratio for our overall property and casualty business was as follows:

	2006			2005
			Excluding			Excluding
		Impact of	Impact of		Impact of	Impact of
	Total	Catastrophes	Catastrophes	Total	Catastrophes	Catastrophes
NINE MONTHS ENDED SEPTEMBER 30

Loss ratio	55.8%	1.5%	54.3%	65.1%	5.9%	59.2%
Expense ratio	28.7	(.1)	28.8	28.2	.2	28.0

Combined ratio	84.5%	1.4%	83.1%	93.3%	6.1%	87.2%

QUARTERS ENDED SEPTEMBER 30

Loss ratio	56.9%	1.5%	55.4%	74.4%	16.5%	57.9%
Expense ratio	28.6	—	28.6	27.8	.5	27.3

Combined ratio	85.5%	1.5%	84.0%	102.2%	17.0%	85.2%

          Catastrophe losses of $145 million in the first nine months of 2006 were offset in part by the $20 million reduction in previously accrued reinsurance reinstatement premium costs related to Hurricane Katrina. Catastrophe losses in the first nine months of 2005 were $513 million and net reinsurance reinstatement premium costs related to Hurricane Katrina were $51 million.
          Catastrophe losses were $44 million in the third quarter of 2006. In the third quarter of 2005, catastrophe losses amounted to $472 million, $415 million of which related to Hurricane Katrina, and net reinsurance reinstatement premium costs related to Hurricane Katrina were $51 million. In our insurance business, we incurred net losses of $335 million related to Hurricane Katrina as well as reinstatement premium costs of $102 million, for an aggregate cost of $437 million. In our reinsurance assumed business, we incurred net losses of $80 million and recognized net reinstatement premium revenue of $51 million, for a net cost of $29 million.
          The loss ratio, excluding the effect of catastrophes, improved significantly in the first nine months and third quarter of 2006 compared with the same periods in 2005, reflecting the favorable experience resulting from our disciplined underwriting in recent years.
          The expense ratio increased in the first nine months and third quarter of 2006 compared with the same periods in 2005 as net premiums written decreased whereas compensation and other operating costs increased.

     Review of Underwriting Results by Business Unit
     Personal Insurance
          Net premiums written from personal insurance coverages, which represented 29% of premiums written in the first nine months of 2006, increased by 6% in both the first nine months and third quarter of 2006 compared with the same periods in 2005. Net premiums written for the classes of business within the personal insurance segment were as follows:

	Nine Months Ended			Quarters Ended
	Sept. 30			Sept. 30
	2006	2005	% Incr.	2006	2005	% Incr.
	(in millions)			(in millions)
Automobile	$511	$486	5%	$174	$169	3%
Homeowners	1,706	1,584	8	609	564	8
Other	422	417	1	130	127	2

Total personal	$2,639	$2,487	6	$913	$860	6

          Net premiums written in the homeowners business in the third quarter of 2005 reflected $18 million of reinsurance reinstatement premium costs related to Hurricane Katrina. Excluding the reinstatement premium costs, premium growth in 2006 for our personal insurance segment was 5% for the first nine months and 4% in the third quarter and growth in our homeowners business was 6% and 5%, respectively.
          Premiums from our personal automobile business increased as a result of selective growth initiatives outside the United States. Automobile premiums in the U.S. declined due to our maintaining underwriting discipline in a more competitive marketplace. Premium growth in our homeowners business was driven by increased insurance-to-value and slightly higher rates. The in-force policy count for this class was unchanged during the first nine months of 2006 compared with the same period in 2005. Our other personal business, which includes insurance for excess liability, yacht and accident coverages, had minimal growth in the first nine months of 2006 due to lower premiums in our accident business compared with the same period in 2005.

          Our personal insurance business produced highly profitable underwriting results in the first nine months and third quarter of 2006. Results in the corresponding periods in 2005 were less profitable due in large part to a more adverse impact of catastrophes, particularly Hurricane Katrina. The combined loss and expense ratios for the classes of business within the personal insurance segment were as follows:

	2006			2005
			Excluding			Excluding
		Impact of	Impact of		Impact of	Impact of
	Total	Catastrophes	Catastrophes	Total	Catastrophes	Catastrophes
NINE MONTHS ENDED SEPTEMBER 30

Automobile	89.6%	.4%	89.2%	97.7%	1.1%	96.6%
Homeowners	74.3	6.6	67.7	81.5	9.4	72.1
Other	95.3	(.5)	95.8	91.9	(.4)	92.3

Total personal	80.8%	4.2%	76.6%	86.5%	6.1%	80.4%

QUARTERS ENDED SEPTEMBER 30

Automobile	93.1%	.6%	92.5%	102.4%	3.0%	99.4%
Homeowners	76.6	6.2	70.4	90.6	22.8	67.8
Other	102.8	—	102.8	97.9	.5	97.4

Total personal	84.1%	4.1%	80.0%	94.3%	15.4%	78.9%

          Our personal automobile business produced more profitable results in the first nine months and third quarter of 2006 compared with the corresponding periods in 2005. Results in 2006 benefited from lower claim frequency and modest favorable loss development related to prior accident years. Results in the third quarter of 2005 were adversely affected by reserve strengthening in the liability component related to prior accident years.
          Homeowners results were highly profitable in the first nine months and third quarter of 2006. Results were less profitable in the corresponding 2005 periods, which were adversely affected by catastrophes, particularly Hurricane Katrina. Results in both years benefited from better pricing and a reduction in water damage losses primarily through contract wording changes related to mold coverage and loss remediation measures that we have implemented over the past few years.
          Other personal coverages produced profitable results in the first nine months of 2006 and 2005, but more so in 2005. Results in the third quarter of 2006 were modestly unprofitable compared with profitable results in the same period of 2005. The less profitable results in the 2006 periods were due to deterioration in our excess liability business. The accident and yacht businesses continued to be profitable.

     Commercial Insurance
          Net premiums written from commercial insurance, which represented 43% of our premiums written in the first nine months of 2006, increased by 3% in the first nine months of 2006 and 10% in the third quarter compared with the same periods a year ago. Net premiums written for the classes of business within the commercial insurance segment were as follows:

	Nine Months Ended			Quarters Ended
	Sept. 30		% Incr.	Sept. 30		% Incr.
	2006	2005	(Decr.)	2006	2005	(Decr.)
	(in millions)			(in millions)
Multiple peril	$968	$935	4%	$323	$294	10%
Casualty	1,303	1,321	(1)	408	411	(1)
Workers’ compensation	694	726	(4)	222	230	(3)
Property and marine	898	778	15	291	192	52

Total commercial	$3,863	$3,760	3	$1,244	$1,127	10

          Net premiums written in the third quarter of 2005 reflected $84 million of reinsurance reinstatement premium costs related to Hurricane Katrina. Net premiums written in the first nine months of 2006 benefited from a $20 million reduction in the first quarter of previously accrued reinstatement premium costs. Excluding the reinsurance reinstatement premium costs in both years, net premiums written for the classes of business within the commercial insurance segment were as follows:

	Nine Months Ended			Quarters Ended
	Sept. 30		% Incr.	Sept. 30		% Incr.
	2006	2005	(Decr.)	2006	2005	(Decr.)
	(in millions)			(in millions)
Multiple peril	$968	$949	2%	$323	$308	5%
Casualty	1,303	1,321	(1)	408	411	(1)
Workers’ compensation	694	726	(4)	222	230	(3)
Property and marine	878	848	4	291	262	11

Total commercial	$3,843	$3,844	—	$1,244	$1,211	3

          Premium growth in our commercial insurance business has been constrained by a competitive marketplace. However, after declining modestly in the first quarter of 2006, premiums increased modestly in both the second and third quarters. Rates were generally stable in the first nine months of 2006, but were under competitive pressure in some classes of business, particularly non-catastrophe-exposed property risks and certain casualty risks. Retention levels remained strong, but were slightly lower than those in the first nine months of 2005. New business volume in the first nine months of 2006 was comparable to the 2005 levels. We continued to maintain our underwriting discipline in the competitive market, renewing business and writing new business only where we believe we are getting acceptable rates and appropriate terms and conditions for the exposures. As a result of insurers paying higher reinsurance prices while retaining more risk and as the new industry catastrophe models are implemented, we expect to see a rate environment for the remainder of 2006 similar to that which we have seen thus far this year.

          Our commercial insurance business produced highly profitable underwriting results in the first nine months and third quarter of 2006. Results in the first nine months of 2005 were profitable, while results in the third quarter were highly unprofitable. Results in both 2005 periods were adversely affected by catastrophes, particularly Hurricane Katrina. The combined loss and expense ratios for the classes of business within the commercial insurance segment were as follows:

	2006			2005
			Excluding			Excluding
		Impact of	Impact of		Impact of	Impact of
	Total	Catastrophes	Catastrophes	Total	Catastrophes	Catastrophes
NINE MONTHS ENDED SEPTEMBER 30

Multiple peril	77.5%	3.8%	73.7%	89.4%	9.0%	80.4%
Casualty	94.7	.1	94.6	97.1	.2	96.9
Workers’ compensation	81.3	.5	80.8	84.6	(.1)	84.7
Property and marine	73.6	(2.0)	75.6	104.2	35.2	69.0

Total commercial	83.2%	.6%	82.6%	94.2%	10.0%	84.2%

QUARTERS ENDED SEPTEMBER 30

Multiple peril	81.9%	2.8%	79.1%	103.3%	27.9%	75.4%
Casualty	97.3	—	97.3	96.7	.5	96.2
Workers’ compensation	81.2	1.3	79.9	84.1	(.2)	84.3
Property and marine	74.3	(1.1)	75.4	192.0	120.9	71.1

Total commercial	85.4%	.7%	84.7%	112.8%	29.7%	83.1%

          Excluding the effect of catastrophes, the profitability of our commercial insurance business in 2005 was comparable to that in 2006. Results in both years benefited from the cumulative effect of price increases, better terms and conditions and more stringent risk selection in recent years. Results in both years also benefited from low non-catastrophe property losses.
          Multiple peril results were highly profitable in the first nine months and third quarter of 2006. Results were profitable in the first nine months of 2005 and unprofitable in the third quarter of 2005. Results in both periods in 2005 were adversely affected by catastrophes, particularly Hurricane Katrina. Excluding the effect of catastrophes, the property component of this business was exceptionally profitable in both years due to very favorable loss experience. Results for the liability component were profitable in the first nine months of both years but more so in 2006.
          Our casualty business produced similarly profitable results in the first nine months and third quarter of 2006 and 2005. The automobile component of this business was highly profitable in both years, but more so in 2006. The primary liability component was less profitable in the first nine months of 2006 compared with the same period in 2005. Results in the third quarter of 2006 were unprofitable due to several large losses related to prior accident years. The excess liability component improved in 2006, but remained unprofitable. Results in both years were adversely affected by unfavorable loss development related to older accident years.

          Workers’ compensation results were highly profitable in the first nine months and third quarter of 2006 and 2005, but more so in 2006. Results in both years benefited from our disciplined risk selection during the past several years.
          Property and marine results were highly profitable in the first nine months and third quarter of 2006 compared with unprofitable results in the first nine months of 2005 and highly unprofitable results in the third quarter of 2005. Results in the 2005 periods were adversely affected by catastrophes, particularly Hurricane Katrina. Excluding the effect of catastrophes, results in 2005 were comparable to those in 2006. Results in both years benefited from few large non-catastrophe losses.
     Specialty Insurance
          Net premiums written from specialty insurance, which represented 24% of our premiums written in the first nine months of 2006, decreased by 2% in the first nine months of 2006 and 3% in the third quarter compared with the same periods a year ago. Net premiums written for the classes of business within the specialty insurance segment were as follows:

	Nine Months Ended			Quarters Ended
	Sept. 30		% Incr.	Sept. 30		% Incr
	2006	2005	(Decr.)	2006	2005	(Decr.)
	(in millions)			(in millions)
Professional liability	$1,942	$2,035	(5)%	$671	$698	(4)%
Surety	225	178	26	77	73	5

Total specialty	$2,167	$2,213	(2)	$748	$771	(3)

          Effective July 1, 2005, we sold the renewal rights on our hospital professional liability and managed care errors and omissions business. Excluding this business, our professional liability net premiums written were flat in the first nine months of 2006 and decreased by 1% in the third quarter compared with the same periods in 2005. Competitive pressure on rates and our commitment to maintain underwriting discipline continued to constrain growth in the professional liability classes. Rates for most professional liability classes were stable in the first nine months of 2006. However, rates in the for-profit directors and officers liability component were modestly lower. Excluding the business that was sold, retention levels in the first nine months of 2006 were comparable to 2005 levels. New business volume in the first nine months of 2006 was modestly lower than 2005 levels, reflecting continued competition. We continued to get acceptable rates and appropriate terms and conditions on both new business and renewals. In line with our strategy in recent years, we continued to focus on small and middle market publicly traded and privately held companies.
          The significant growth in net premiums written for our surety business in the first nine months of 2006 was due in large part to the non-renewal during 2005 of a high excess reinsurance treaty. Growth in the third quarter was due primarily to an increase in business from existing customers.

          Our specialty insurance business produced highly profitable underwriting results in the first nine months and third quarter of 2006. Such results were more profitable compared with the same periods of 2005. The combined loss and expense ratios for the classes of business within the specialty insurance segment were as follows:

	Periods Ended Sept. 30
	Nine Months		Third Quarter
	2006	2005	2006	2005
Professional liability	92.8%	100.7%	91.0%	99.1%
Surety	45.1	73.0	39.5	30.1

Total specialty	88.7%	98.9%	86.4%	93.8%

          Our professional liability business improved substantially in the first nine months and third quarter of 2006, producing profitable results compared with near breakeven results in the similar periods of 2005. Results in both years benefited from the cumulative effect of price increases, lower policy limits and better terms and conditions in recent years. Results in the 2006 periods also benefited from favorable loss development related to prior accident years. Conversely, results in the 2005 periods were adversely affected by unfavorable loss development related to accident years prior to 2003. The adverse development was predominantly from claims that arose due to corporate failures and allegations of management misconduct and accounting irregularities. The fidelity component of our professional liability business was highly profitable in the first nine months and third quarter of both years.
          Surety results were highly profitable in the first nine months and third quarter of both 2006 and 2005. Our surety business tends to be characterized by infrequent but potentially high severity losses. Results in the first nine months of 2005 were adversely affected by one $60 million loss in the first quarter.
     Reinsurance Assumed
          Net premiums from our reinsurance assumed business, which represented 4% of premiums written in the first nine months of 2006, decreased by 54% in the first nine months of 2006 and 66% in the third quarter compared with the similar periods in 2005. Excluding the net reinstatement premium revenue of $51 million in the third quarter of 2005 related to Hurricane Katrina, such premiums declined 51% and 57%, respectively. This significant decrease in premiums was expected in light of the sale in December 2005 of our continuing reinsurance assumed business, including renewal rights, to Harbor Point Limited. Harbor Point has the right for a transition period of up to two years to underwrite specific reinsurance business on our behalf. We retain a portion of such business and cede the balance to Harbor Point in return for a fronting commission.
          The combined loss and expense ratio for our reinsurance assumed business was 98.5% in the first nine months of 2006 and 94.3% in the third quarter compared with 94.8% and 103.3%, respectively, in the prior year. Results in the third quarter of 2005 were adversely affected by catastrophes, particularly Hurricane Katrina.

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
          We are involved in the ongoing investigations of certain business practices in the property and casualty insurance industry by various Attorneys General and other regulatory authorities of several states, the U.S. Securities and Exchange Commission, the U.S. Attorney for the Southern District of New York and certain non-U.S. regulatory authorities with respect to, among other things, (1) potential conflicts of interest and anti-competitive behavior arising from the payment of contingent commissions to brokers and agents and (2) loss mitigation and finite reinsurance arrangements. In connection with these investigations, we have received subpoenas and requests for information from various regulators. We are cooperating fully with these investigations. Although no regulatory action has been initiated against us, it is possible that one or more regulatory authorities will bring an action against us with respect to some or all of the issues that are the focus of these ongoing investigations. In May 2006, we were informed by the Attorney General of the State of Ohio that he intended to file an action against several industry participants, including us, with respect to certain of these issues. No such action has been filed to date. Chubb and certain of its subsidiaries have been named in legal proceedings brought by private plaintiffs arising out of these investigations. These legal proceedings are further described in Note (8) of the Notes to Consolidated Financial Statements.
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

          Our loss reserves include significant amounts related to asbestos and toxic waste claims, Hurricane Katrina and the September 11, 2001 attack. The components of our loss reserves were as follows:

	September 30,	December 31,
	2006	2005
	(in millions)
Gross loss reserves
Related to asbestos and toxic waste claims	$1,038	$1,121
Related to Hurricane Katrina	308	967
Related to September 11 attack	375	413
All other loss reserves	20,821	19,981

	22,542	22,482

Reinsurance recoverable
Related to asbestos and toxic waste claims	48	50
Related to Hurricane Katrina	205	756
Related to September 11 attack	330	354
All other reinsurance recoverable	2,201	2,609

	2,784	3,769

Net loss reserves	$19,758	$18,713

          We have settled a large percentage of our claims from Hurricane Katrina. As a result, there have been many adjustments, both favorable and unfavorable, to our loss estimates for individual claims from this event. In the first nine months of 2006, these adjustments produced a $150 million reduction in our gross loss estimate and a related $140 million reduction in reinsurance recoverable.
          The components of our net loss reserves were as follows:

	September 30,	December 31,
	2006	2005
	(in millions)
Reserves related to asbestos and toxic waste claims	$990	$1,071
Reserves related to Hurricane Katrina	103	211
Reserves related to September 11 attack	45	59
All other loss reserves
Personal insurance	1,731	1,692
Commercial insurance	8,086	7,475
Specialty insurance	7,413	6,827
Reinsurance assumed	1,390	1,378

Net loss reserves	$19,758	$18,713

          Loss reserves, net of reinsurance recoverable, increased by $1.0 billion during the first nine months of 2006. The loss reserves related to asbestos and toxic waste claims, Hurricane Katrina and the September 11 attack are significant components of our total loss reserves, but they may distort the growth trend in the loss reserves. Excluding such loss reserves, our net loss reserves increased by $1.2 billion during the first nine months of 2006. The most significant increases occurred in the long tail liability classes of business within commercial and specialty insurance.
          Based on all information currently available, we believe that the aggregate loss reserves of our property and casualty subsidiaries at September 30, 2006 were adequate to cover claims for losses that had occurred, including both those known to us and those yet to be reported. In establishing such reserves, we consider facts currently known and the present state of the law and coverage litigation. However, given the judicial decisions and legislative actions that have broadened the scope of coverage and expanded theories of liability in the past and the possibilities of similar interpretations in the future, particularly as they relate to asbestos claims and, to a lesser extent, toxic waste claims, it is possible that management’s estimate of the ultimate liability for losses that had occurred as of September 30, 2006 may increase in future periods. Such increases in estimates could have a material adverse effect on the Corporation’s future operating results. However, management does not expect that any such increases would have a material adverse effect on the Corporation’s consolidated financial condition or liquidity.
     Investment Results
          Property and casualty investment income before taxes increased by 11% in both the first nine months and the third quarter of 2006 compared with the same periods in 2005. Growth was due to an increase in invested assets since the third quarter of 2005. The increase in invested assets was due to substantial cash flow from operations over the period.
          The effective tax rate on investment income was 19.9% in the first nine months of 2006 compared with 19.7% in the same period in 2005. The effective tax rate fluctuates as a result of our holding a different proportion of our investment portfolio in tax-exempt securities during each period.
          On an after-tax basis, property and casualty investment income increased by 11% in the first nine months of 2006 and 10% in the third quarter. Management uses property and casualty investment income after tax, a non-GAAP financial measure, to evaluate its investment performance because it reflects the impact of any change in the proportion of the investment portfolio invested in tax exempt securities and is therefore more meaningful for analysis purposes than investment income before income tax.
Corporate and Other
          Corporate and other includes investment income earned on corporate invested assets, interest expense and other expenses not allocated to our operating subsidiaries and the results of our real estate and other non-insurance subsidiaries. The results of Chubb Financial Solutions (CFS), which were previously reported separately, are now included in corporate and other. CFS’s business was primarily structured credit derivatives, principally as a counterparty in portfolio credit default swaps. CFS has been in run-off since April 2003.

          Corporate and other also included income from our investment in a corporate joint venture, Allied World Assurance Company, Ltd. Since we acquired an interest in Allied World in 2001, we have used the equity method of accounting for this investment. In July 2006, Allied World sold previously unissued shares of common stock through an initial public offering. As a result of the public offering, we no longer consider Allied World to be a corporate joint venture. Accordingly, the equity method of accounting is no longer used for this investment. Instead, the investment in Allied World is now classified as an equity security. As such, it is carried at market value as of the balance sheet date with unrealized appreciation or depreciation credited or charged to comprehensive income. In the future, income from our investment in Allied World will only include any dividends we receive and gains or losses from any sale of our investment.
          Corporate and other produced a loss before taxes of $67 million in the first nine months of 2006 compared with a loss of $156 million in the first nine months of 2005. The higher loss in the 2005 period was due to three factors. First, we recognized a $43 million real estate impairment loss in the first quarter of 2005, which is discussed below. Second, in the first nine months of 2005, we recognized breakeven results from our investment in Allied World compared with income in the first nine months of 2006; the results of Allied World in the third quarter of 2005 included losses from Hurricane Katrina, our share of which was approximately $45 million. Finally, investment income was higher in the first nine months of 2006 compared with the same period in 2005 due primarily to higher average corporate invested assets.
     Real Estate
          Our real estate operations had a loss before taxes of $10 million in the first nine months of 2006 compared with a loss of $45 million in the first nine months of 2005. These results are included in the corporate and other results.
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
          In addition to the aforementioned parcel of land that we plan to sell, we own approximately $140 million of land that we expect will be developed in the future. Our real estate assets also include approximately $125 million of commercial properties and land parcels under lease.
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

     Chubb Financial Solutions
          Portfolio credit default swaps are derivatives and are carried in the financial statements at estimated fair value, which represents management’s best estimate of the cost to exit our positions. Changes in fair value are included in income in the period of the change. CFS had breakeven results in the first nine months of 2006 compared with a loss before taxes of $9 million in the first nine months of 2005.
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
          The notional amount of CFS’s credit default swaps was $1.0 billion at September 30, 2006. Our realistic loss exposure is a very small portion of the $1.0 billion notional amount as our position is senior to subordinated interests of about $600 million in the aggregate. In addition, using our internal ratings models, we estimate that the credit ratings of the individual portfolio credit default swaps at September 30, 2006 were AAA.
          In addition to portfolio credit default swaps, CFS entered into a derivative contract linked to an equity market index that terminates in 2012 and a few other insignificant transactions.
          The notional amount and fair value of our future obligations under derivative contracts by type of risk were as follows:

	Notional Amount		Fair Value
	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
	2006	2005	2006	2005
	(in billions)		(in millions)
Credit default swaps
Corporate securities	$.1	$.2	$1	$1
Asset-backed securities.	.9	.8	1	1

	1.0	1.0	2	2
Other	.3	.3	7	7

	$1.3	$1.3	$9	$9

Realized Investment Gains and Losses
          Net investment gains realized were as follows:

	Periods Ended September 30
	Third Quarter		Nine Months
	2006	2005	2006	2005
		(in millions)
Net realized gains (losses)
Equity securities	$43	$77	$205	$181
Fixed maturities	(5)	9	(9)	5
Personal Lines Insurance Brokerage	—	16	—	16

	38	102	196	202

Other than temporary impairment
Equity securities	—	1	7	1
Fixed maturities	—	2	3	4

	—	3	10	5

Realized investment gains before tax	$38	$99	$186	$197

Realized investment gains after tax	$25	$63	$121	$126

          Of the net realized gains on equity securities, $176 million and $118 million in the first nine months of 2006 and 2005, respectively, related to our share of gains recognized by limited partnerships in which we have an interest.
          In September 2005, we sold Personal Lines Insurance Brokerage, Inc. Under the terms of the sale, we recognized a gain of $16 million.
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
Income Taxes
          As a result of progress toward the settlement of certain tax matters, we recognized a $10 million tax benefit in the third quarter of 2006.
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
     Capital Resources
          Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. At September 30, 2006, the Corporation had shareholders’ equity of $13.6 billion and total debt of $2.5 billion.
          The Board of Directors approved a two-for-one stock split in the form of a stock dividend payable to shareholders of record on March 31, 2006. Share and per share amounts have been adjusted to reflect the stock split.
          In June 2003, Chubb issued $460 million of unsecured 2.25% senior notes due August 16, 2008 and 18.4 million purchase contracts to purchase its common stock. The notes and purchase contracts were issued together in the form of 7% equity units, each of which initially represented $25 principal amount of notes and one purchase contract. In May 2006, the notes were successfully remarketed as required by their terms. The interest rate on the notes was reset to 5.472% from 2.25%, effective May 16, 2006. The remarketed notes mature on August 16, 2008. Each purchase contract obligated the holder to purchase, on or before August 16, 2006, for a settlement price of $25, a variable number of shares of Chubb’s common stock. The number of shares purchased was determined based on a formula that considered the market price of Chubb’s common stock immediately prior to the time of settlement in relation to the $29.75 per share sale price of the common stock at the time the equity units were offered. Upon settlement of the purchase contracts, Chubb issued 12,883,527 shares of common stock and received proceeds of $460 million.
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
          In June 2003, a shelf registration statement that Chubb filed in March 2003 was declared effective by the Securities and Exchange Commission. Under the registration statement, up to $2.5 billion of various types of securities may be issued. At September 30, 2006, approximately $650 million remained under the shelf registration statement.
          In December 2005, the Board of Directors authorized the repurchase of up to 28,000,000 shares of Chubb’s common stock. The authorization has no expiration date.

          In January 2006, we repurchased 5,100,000 shares of our common stock under an accelerated stock buyback program at an initial price of $48.91 per share, for a total cost of $249 million. The program was completed in March, at which time, under the terms of the agreement, we received a price adjustment based on the volume weighted average price of Chubb’s common stock during the program period. The price adjustment could be settled, at our election, in Chubb’s common stock or cash. We elected to have the counterparty deliver 125,562 additional shares in settlement of the price adjustment. In the second and third quarters of 2006, we repurchased an aggregate 18,595,170 shares in the open market at a cost of $926 million. As of September 30, 2006, 1,391,468 shares remained under the share repurchase authorization. We expect to repurchase all of the shares remaining under this authorization by the end of 2006.
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
          Our strong underwriting results continued to generate substantial new cash. New cash from operations available for investment by our property and casualty subsidiaries was approximately $1.8 billion in the first nine months of 2006 compared with $2.8 billion in the same period in 2005. New cash available was lower in 2006 due primarily to loss payments during 2006 for which the related reinsurance recoverable has not yet been received as well as lower premium receipts and higher income tax payments compared with the 2005 period.
          Our property and casualty subsidiaries maintain investments in highly liquid, short-term and other marketable securities to provide for immediate cash needs.

          Chubb’s liquidity requirements in the past have been met by dividends from its property and casualty subsidiaries and the issuance of commercial paper and debt and equity securities. We expect that Chubb’s liquidity requirements in the future will be met by these sources of funds or borrowings from our credit facility.
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
          In the first nine months of 2006, we invested new cash primarily in tax exempt bonds. To a lesser extent, we also invested in taxable bonds, primarily foreign corporate and government bonds, and equity securities. Our objective is to achieve the appropriate mix of taxable and tax exempt securities in our portfolio to balance both investment and tax strategies.
          The unrealized appreciation before tax of investments carried at market value, which includes fixed maturities classified as available-for-sale and equity securities, was $576 million at September 30, 2006 compared with $478 million at December 31, 2005. Such unrealized appreciation is reflected in a separate component of other comprehensive income, net of applicable deferred income tax.
          The unrealized market appreciation before tax of those fixed maturities carried at amortized cost was $8 million at September 30, 2006 and $11 million at December 31, 2005. Such unrealized appreciation was not reflected in the consolidated financial statements.
          Changes in unrealized market appreciation or depreciation of fixed maturities were due primarily to fluctuations in interest rates.
Change in Accounting Principles
          In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). The Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in the funded status in comprehensive income in the year in which the changes occur.

          The provisions of SFAS No. 158 are effective for the Corporation as of December 31, 2006. Retrospective application is not permitted. Any required adjustment, net of tax, shall be reported as an adjustment of the ending balance of accumulated other comprehensive income. It is expected that the adoption of SFAS No. 158 will reduce shareholders’ equity at December 31, 2006. The amount of such reduction, which is not expected to have a material adverse effect on the Corporation’s financial position, will be determined based on the funded status of the Corporation’s defined benefit postretirement plans as of December 31, 2006. Adoption of the Statement will not have an effect on the Corporation’s results of operations in 2006 or in future years.
Item 4 — Controls and Procedures
          As of September 30, 2006, an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures was performed under the supervision and with the participation of the Corporation’s management, including the chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Corporation’s disclosure controls and procedures were effective as of the evaluation date.
          During the quarter ended September 30, 2006, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1 — Legal Proceedings
          A discussion of material developments in legal proceedings is included in the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
Item 1A — Risk Factors
          Our business is subject to a number of risks, including those identified in Item 1A of our 2005 Annual Report on Form 10-K and of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006 filed with the U.S. Securities and Exchange Commission, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could have a material effect on our business, results of operations, financial condition and/or liquidity.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
          The following table summarizes Chubb’s stock repurchased each month in the quarter ended September 30, 2006.

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number	Average	as Part of	Yet Be Purchased
	of Shares	Price Paid	Publicly Announced	Under the
Period	Purchased(a)	Per Share	Plans or Programs	Plans or Programs(b)
July 2006	1,886,502	$50.06	1,886,502	12,327,336

August 2006	7,134,768	48.54	7,134,768	5,192,568

September 2006	3,801,100	51.23	3,801,100	1,391,468

Total	12,822,370	49.56	12,822,370

(a)	The stated amounts exclude 7,914 shares, 11,779 shares and 16,071 shares delivered to Chubb during the months of July 2006, August 2006 and September 2006, respectively, by employees of the Corporation to cover option exercise prices and withholding taxes in connection with the Corporation’s stock-based employee compensation plans.

(b)	On December 8, 2005, the Board of Directors authorized the repurchase of up to 28,000,000 shares of common stock. The authorization has no expiration date.

Item 6 — Exhibits

Exhibit
Number		Description

	—	Rule 13a-14(a)/15d-14(a) Certifications.

31.1		Certification by John D. Finnegan filed herewith.

31.2		Certification by Michael O’Reilly filed herewith.

	—	Section 1350 Certifications.

32.1		Certification by John D. Finnegan filed herewith.

32.2		Certification by Michael O’Reilly filed herewith.
SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, The Chubb Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHUBB CORPORATION

(Registrant)

By:	/s/ Henry B. Schram

Henry B. Schram
Senior Vice-President and Chief Accounting Officer
Date: November 8, 2006