Form 10-K
period 2006-12-31
CHUBB CORP
filed 2007-02-28
CIK 20171

UNITED   STATES   SECURITIES   AND   EXCHANGE   COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File No. 1-8661

The Chubb Corporation

(Exact name of registrant as specified in its charter)

New Jersey	13-2595722
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 Mountain View Road, P.O. Box 1615
Warren, New Jersey	07061-1615
(Address of principal executive offices)	(Zip Code)

(908) 903-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, par value $1 per share	New York Stock Exchange
Series B Participating Cumulative	New York Stock Exchange
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

      Large accelerated filer [✓]   Accelerated filer [  ]   Non-accelerated filer [  ]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [     ] No [✓]

      The aggregate market value of common stock held by non-affiliates of the registrant was $20,459,271,207 as of June 30, 2006, computed on the basis of the closing sale price of the common stock on that date.

408,589,297
Number of shares of common stock outstanding as of February 15, 2007

Documents Incorporated by Reference

      Portions of the definitive Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

CONTENTS

	ITEM	DESCRIPTION	PAGE

PART I	1	Business	3
	1A	Risk Factors	12
	1B	Unresolved Staff Comments	16
	2	Properties	16
	3	Legal Proceedings	16
	4	Submission of Matters to a Vote of Security Holders	18
PART II	5	Market for the Registrant’s Common Stock and Related Stockholder Matters	19
	6	Selected Financial Data	21
	7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
	7A	Quantitative and Qualitative Disclosures About Market Risk	59
	8	Consolidated Financial Statements and Supplementary Data	62
	9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	62
	9A	Controls and Procedures	62
	9B	Other Information	63
PART III	10	Directors and Executive Officers of the Registrant	65
	11	Executive Compensation	65
	12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	65
	13	Certain Relationships and Related Transactions	65
	14	Principal Accountant Fees and Services	65
PART IV	15	Exhibits, Financial Statements and Schedules	65
		Signatures	66
		Index to Financial Statements and Financial Statement Schedules	F-1
		Exhibits Index	E-1

PART I.

Item 1.  Business

General

      The Chubb Corporation (Chubb) was incorporated as a business corporation under the laws of the State of New Jersey in June 1967. Chubb and its subsidiaries are referred to collectively as the Corporation. Chubb is a holding company for a family of property and casualty insurance companies known informally as the Chubb Group of Insurance Companies (the P&C Group). Since 1882, the P&C Group has provided property and casualty insurance to businesses and individuals around the world. According to A.M. Best, the P&C Group is the 11th largest U.S. property and casualty insurance group based on 2005 net written premiums.

      At December 31, 2006, the Corporation had total assets of $50 billion and shareholders’ equity of $14 billion. Revenues, income before income tax and assets for each operating segment for the three years ended December 31, 2006 are included in Note (15) of the Notes to Consolidated Financial Statements. The Corporation employed approximately 10,800 persons worldwide on December 31, 2006.

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

      In December 2005, the Corporation transferred its ongoing reinsurance assumed business to Harbor Point Limited. Other than pursuant to certain arrangements entered into with Harbor Point, the P&C Group generally no longer engages directly in the reinsurance assumed business. Harbor Point has the right for a transition period of up to two years to underwrite specific reinsurance business on the P&C Group’s behalf. The P&C Group retains a portion of any such business and cedes the balance to Harbor Point.

      The P&C Group provides insurance coverages principally in the United States, Canada, Europe, Australia, and parts of Latin America and Asia. Revenues of the P&C Group by geographic area for the three years ended December 31, 2006 are included in Note (15) of the Notes to Consolidated Financial Statements.

      The principal members of the P&C Group are Federal Insurance Company (Federal), Pacific Indemnity Company (Pacific Indemnity), Vigilant Insurance Company (Vigilant), Great Northern Insurance Company (Great Northern), Chubb Custom Insurance Company (Chubb Custom), Chubb National Insurance Company (Chubb National), Chubb Indemnity Insurance Company (Chubb

Indemnity), Chubb Insurance Company of New Jersey (Chubb New Jersey), Texas Pacific Indemnity Company, Northwestern Pacific Indemnity Company, Executive Risk Indemnity Inc. (Executive Risk Indemnity) and Executive Risk Specialty Insurance Company (Executive Risk Specialty) in the United States, as well as Chubb Atlantic Indemnity Ltd. (a Bermuda company), Chubb Insurance Company of Canada, Chubb Insurance Company of Europe, S.A., Chubb Insurance Company of Australia Limited, Chubb Argentina de Seguros, S.A. and Chubb do Brasil Companhia de Seguros.

      Federal is the manager of Vigilant, Pacific Indemnity, Great Northern, Chubb National, Chubb Indemnity, Chubb New Jersey, Executive Risk Indemnity and Executive Risk Specialty. Federal also provides certain services to other members of the P&C Group. Acting subject to the supervision and control of the boards of directors of the members of the P&C Group, Federal provides day to day executive management and operating personnel and makes available the economy and flexibility inherent in the common operation of a group of insurance companies.

  Premiums Written

      A summary of the P&C Group’s premiums written during the past three years is shown in the following table:

	Direct	Reinsurance	Reinsurance	Net
	Premiums	Premiums	Premiums	Premiums
Year	Written	Assumed(a)	Ceded(a)	Written

	(in millions)
2004	$12,001	$1,398	$1,346	$12,053
2005	12,180	1,120	1,017	12,283
2006	12,224	954	1,204	11,974

      (a) Intercompany items eliminated.

      The net premiums written during the last three years for major classes of the P&C Group’s business are included in the Property and Casualty Insurance — Underwriting Results section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

      One or more members of the P&C Group are licensed and transact business in each of the 50 states of the United States, the District of Columbia, Puerto Rico, the Virgin Islands, Canada, Europe, Australia, and parts of Latin America and Asia. In 2006, approximately 80% of the P&C Group’s direct business was produced in the United States, where the P&C Group’s businesses enjoy broad geographic distribution with a particularly strong market presence in the Northeast. The four states accounting for the largest amounts of direct premiums written were New York with 12%, California with 9%, Texas with 5% and New Jersey with 5%. No other state accounted for 5% of such premiums. Approximately 10% of the P&C Group’s direct premiums written was produced in Europe and 5% was produced in Canada.

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

      Another frequently used measurement in the property and casualty insurance industry is the ratio of statutory net premiums written to policyholders’ surplus. At December 31, 2006 and 2005, the ratio for the P&C Group was 1.05 and 1.37, respectively.

  Producing and Servicing of Business

      The P&C Group does not utilize a significant in-house distribution model for its products. Instead, in the United States, the P&C Group is represented by approximately 5,000 independent insurance agencies and accepts business on a regular basis from approximately 500 insurance brokers. In most instances, these agencies and brokers also represent other companies that compete with the P&C Group. The P&C Group’s branch and service offices assist these agencies and brokers in producing and servicing the P&C Group’s business. In addition to the administrative offices in Warren and Whitehouse Station, New Jersey, the P&C Group has zone, branch and service offices throughout the United States.

      The P&C Group is represented by approximately 3,000 insurance agencies and brokers outside the United States. Local branch offices of the P&C Group assist the agencies and brokers in producing and servicing the business. In conducting its foreign business, the P&C Group reduces the risks relating to currency fluctuations by generally maintaining investments in those foreign currencies in which the P&C Group has loss reserves and other liabilities. Such investments generally have characteristics similar to the liabilities in those currencies. The net asset or liability exposure to the various foreign currencies is regularly reviewed.

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

      A large portion of the P&C Group’s ceded reinsurance is effected under contracts known as treaties under which all risks meeting prescribed criteria are automatically covered. Most of the P&C Group’s treaty reinsurance arrangements consist of excess of loss and catastrophe contracts that protect against a specified part or all of certain types of losses over stipulated amounts arising from any one occurrence or event. In certain circumstances, reinsurance is also effected by negotiation on individual risks. The amount of each risk retained by the P&C Group is subject to maximum limits that vary by line of business and type of coverage. Retention limits are regularly reviewed and are revised periodically as the P&C Group’s capacity to underwrite risks changes. For a discussion of the P&C Group’s reinsurance program and the cost and availability of reinsurance, see the Property and Casualty Insurance — Underwriting Results section of MD&A.

      Ceded reinsurance contracts do not relieve the P&C Group of the primary obligation to its policyholders. Thus, an exposure exists with respect to reinsurance recoverable to the extent that any reinsurer is unable to meet its obligations or disputes the liabilities assumed under the reinsurance contracts. The collectibility of reinsurance is subject to the solvency of the reinsurers, coverage interpretations and other factors. The P&C Group is selective in regard to its reinsurers, placing reinsurance with only those reinsurers with strong balance sheets and superior underwriting ability. The P&C Group monitors the financial strength of its reinsurers on an ongoing basis.

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

      The P&C Group continues to emphasize early and accurate reserving, inventory management of claims and suits, and control of the dollar value of settlements. The number of outstanding claims at year-end 2006 was approximately 14% lower than the number at year-end 2005, due in part to fewer outstanding catastrophe claims. The number of new arising claims during 2006 was 5% lower than in the prior year.

      Additional information related to the P&C Group’s estimates related to unpaid losses and loss adjustment expenses and the uncertainties in the estimation process is presented in the Property and Casualty Insurance — Loss Reserves section of MD&A.

      The table on page 7 presents the subsequent development of the estimated year-end liability for unpaid losses and loss adjustment expenses, net of reinsurance recoverable, for the ten years prior to 2006. The Corporation acquired Executive Risk Inc. in 1999. The amounts in the table for the years 1996 through 1998 do not include Executive Risk’s unpaid losses and loss adjustment expenses.

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

      The upper section of the table shows the reestimated amount of the previously recorded net liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of losses for each individual year. The increase or decrease is reflected in operating results of the period in which the estimate is changed. The “cumulative deficiency (redundancy)” as shown in the table represents the aggregate change in the reserve estimates from the original balance sheet dates through December 31, 2006. The amounts noted are cumulative in nature; that is, an increase in a loss estimate that is related to a prior period occurrence generates a deficiency in each intermediate year. For example, a deficiency recognized in 2006 relating to losses incurred prior to December 31, 1996 would be included in the cumulative deficiency amount for each year in the period 1996 through 2005. Yet, the deficiency would be reflected in operating results only in 2006. The effect of changes in estimates of the liabilities for losses occurring in prior years on income before income taxes in each of the past three years is shown in the reconciliation of the beginning and ending liability for unpaid losses and loss adjustment expenses in the Property and Casualty Insurance — Loss Reserves section of MD&A.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT

	December 31

Year Ended	1996	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006

	(in millions)
Net Liability for Unpaid Losses and Loss Adjustment Expenses	$7,756	$8,564	$9,050	$9,749	$10,051	$11,010	$12,642	$14,521	$16,809	$18,713	$19,699

Net Liability Reestimated as of:
One year later	7,691	8,346	8,855	9,519	9,856	11,799	13,039	14,848	16,972	18,417
Two years later	7,420	7,900	8,517	9,095	10,551	12,143	13,634	15,315	17,048
Three years later	6,986	7,565	8,058	9,653	10,762	12,642	14,407	15,667
Four years later	6,719	7,145	8,527	9,740	11,150	13,246	14,842
Five years later	6,409	7,571	8,656	9,999	11,605	13,676
Six years later	6,887	7,694	8,844	10,373	11,936
Seven years later	7,052	7,822	9,119	10,602
Eight years later	7,197	8,061	9,324
Nine years later	7,411	8,247
Ten years later	7,601

Total Cumulative Net Deficiency (Redundancy)	(155)	(317)	274	853	1,885	2,666	2,200	1,146	239	(296)

Cumulative Net Deficiency Related to Asbestos and Toxic Waste Claims (Included in Above Total)	1,457	1,332	1,264	1,217	1,186	1,125	384	134	59	24

Cumulative Amount of Net Liability Paid as of:
One year later	1,418	1,798	2,520	2,483	2,794	3,085	3,399	3,342	4,031	3,948
Two years later	2,488	3,444	3,708	4,079	4,669	5,354	5,671	6,095	6,594
Three years later	3,757	4,161	4,653	5,286	5,981	6,932	7,753	8,039
Four years later	4,195	4,711	5,351	6,139	7,012	8,390	9,147
Five years later	4,556	5,133	5,894	6,829	7,894	9,378
Six years later	4,857	5,481	6,326	7,382	8,635
Seven years later	5,137	5,807	6,680	7,926
Eight years later	5,420	6,060	7,040
Nine years later	5,641	6,335
Ten years later	5,879

Gross Liability, End of Year	$9,524	$9,772	$10,357	$11,435	$11,904	$15,515	$16,713	$17,948	$20,292	$22,482	$22,293
Reinsurance Recoverable, End of Year	1,768	1,208	1,307	1,686	1,853	4,505	4,071	3,427	3,483	3,769	2,594

Net Liability, End of Year	$7,756	$8,564	$9,050	$9,749	$10,051	$11,010	$12,642	$14,521	$16,809	$18,713	$19,699

Reestimated Gross Liability	$9,493	$9,581	$10,830	$12,962	$14,709	$19,119	$19,526	$19,321	$20,397	$21,975
Reestimated Reinsurance Recoverable	1,892	1,334	1,506	2,360	2,773	5,443	4,684	3,654	3,349	3,558

Reestimated Net Liability	$7,601	$8,247	$9,324	$10,602	$11,936	$13,676	$14,842	$15,667	$17,048	$18,417

Cumulative Gross Deficiency (Redundancy)	$(31)	$(191)	$473	$1,527	$2,805	$3,604	$2,813	$1,373	$105	$(507)

The amounts for the years 1996 through 1998 do not include Executive Risk’s unpaid losses and loss adjustment expenses. Executive Risk was acquired in 1999.

     The subsequent development of the net liability for unpaid losses and loss adjustment expenses as of year-ends 1996 through 2003 was adversely affected by substantial unfavorable development related to asbestos and toxic waste claims. The cumulative net deficiencies experienced related to asbestos and toxic waste claims were the result of: (1) an increase in the actual number of claims filed; (2) an increase in the estimated number of potential claims; (3) an increase in the severity of actual and potential claims; (4) an increasingly adverse litigation environment; and (5) an increase in litigation costs associated with such claims. For the years 1996 through 1999, the unfavorable development related to asbestos and toxic waste claims was offset in varying degrees by favorable loss experience in the professional liability classes, particularly directors and officers liability and fiduciary liability. For 2000, in addition to the unfavorable development related to asbestos and toxic waste claims, there was significant unfavorable development in the commercial casualty and workers’ compensation classes. For the years 2001 through 2003, in addition to the unfavorable development related to asbestos and toxic waste claims, there was significant unfavorable development in the professional liability classes — principally directors and officers liability and errors and omissions liability, due in large part to adverse loss trends related to corporate failures and allegations of management misconduct and accounting irregularities — and the commercial casualty classes and, to a lesser extent, workers’ compensation.

      Conditions and trends that have affected development of the liability for unpaid losses and loss adjustment expenses in the past will not necessarily recur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on the data in this table.

      The middle section of the table on page 7 shows the cumulative amount paid with respect to the reestimated net liability as of the end of each succeeding year. For example, in the 1996 column, as of December 31, 2006 the P&C Group had paid $5,879 million of the currently estimated $7,601 million of net losses and loss adjustment expenses that were unpaid at the end of 1996; thus, an estimated $1,722 million of net losses incurred through 1996 remain unpaid as of December 31, 2006, approximately 55% of which relates to asbestos and toxic waste claims.

      The lower section of the table on page 7 shows the gross liability, reinsurance recoverable and net liability recorded at the balance sheet date for each of the indicated years and the reestimation of these amounts as of December 31, 2006.

      The liability for unpaid losses and loss adjustment expenses, net of reinsurance recoverable, reported in the accompanying consolidated financial statements prepared in accordance with generally accepted accounting principles (GAAP) comprises the liabilities of U.S. and foreign members of the P&C Group as follows:

	December 31

	2006	2005

	(in millions)
U.S. subsidiaries	$16,492	$15,928
Foreign subsidiaries	3,207	2,785

	$19,699	$18,713

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

      The investment results of the P&C Group for each of the past three years are shown in the following table.

	Average		Percent Earned
	Invested	Investment
Year	Assets(a)	Income(b)	Before Tax	After Tax

	(in millions)
2004	$26,778	$1,184	4.42%	3.55%
2005	30,570	1,315	4.30	3.45
2006	33,492	1,454	4.34	3.48

(a)	Average of amounts for the years presented with fixed maturity securities at amortized cost and equity securities and other invested assets at market value.

(b)	Investment income after deduction of investment expenses, but before applicable income tax.

Competition

      The property and casualty insurance industry is highly competitive both as to price and service. Members of the P&C Group compete not only with other stock companies but also with mutual companies, other underwriting organizations and alternative risk sharing mechanisms. Some competitors obtain their business at a lower cost through the use of salaried personnel rather than independent agents and brokers. Rates are not uniform among insurers and vary according to the types of insurers, product coverage and methods of operation. The P&C Group competes for business not only on the basis of price, but also on the basis of financial strength, availability of coverage desired by customers and quality of service, including claim adjustment service. The P&C Group’s products and services are generally designed to serve specific customer groups or needs and to offer a degree of customization that is of value to the insured. The P&C Group continues to work closely with its customers and to reinforce with them the stability, expertise and added value the P&C Group’s products provide.

      There are approximately 3,100 property and casualty insurance companies in the United States operating independently or in groups and no single company or group is dominant. However, the relatively large size and underwriting capacity of the P&C Group provide it opportunities not available to smaller companies.

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

      The National Association of Insurance Commissioners (NAIC) has a risk-based capital requirement for property and casualty insurance companies. The risk-based capital formula is used by state regulatory authorities to identify insurance companies that may be undercapitalized and that merit further regulatory attention. The formula prescribes a series of risk measurements to determine a minimum capital amount for an insurance company, based on the profile of the individual company. The ratio of a company’s actual policyholders’ surplus to its minimum capital requirement will determine whether any state regulatory action is required. At December 31, 2006, each member of the P&C Group had more than sufficient capital to meet the risk-based capital requirement. The NAIC periodically reviews the risk-based capital formula and changes to the formula could be considered in the future.

      Regulatory requirements applying to premium rates vary from state to state, but generally provide that rates cannot be excessive, inadequate or unfairly discriminatory. In many states, these regulatory requirements can impact the P&C Group’s ability to change rates, particularly with respect to personal lines products such as automobile and homeowners insurance, without prior regulatory approval. For example, in certain states there are measures that limit the use of catastrophe models or credit scoring as well as premium rate freezes or limitations on the ability to cancel or nonrenew certain policies, which can affect the P&C Group’s ability to charge adequate rates.

      Subject to legislative and regulatory requirements, the P&C Group’s management determines the prices charged for its policies based on a variety of factors including loss and loss adjustment expense experience, inflation, anticipated changes in the legal environment, both judicial and legislative, and tax law and rate changes. Methods for arriving at prices vary by type of business, exposure assumed and size of risk. Underwriting profitability is affected by the accuracy of these assumptions, by the willingness of insurance regulators to approve changes in those rates that they control and by certain other matters, such as underwriting selectivity and expense control.

      In all states, insurers authorized to transact certain classes of property and casualty insurance are required to become members of an insolvency fund. In the event of the insolvency of a licensed insurer writing a class of insurance covered by the fund in the state, companies in the P&C Group, together with the other fund members, are assessed in order to provide the funds necessary to pay certain claims against the insolvent insurer. Generally, fund assessments are proportionately based on the members’ written premiums for the classes of insurance written by the insolvent insurer. In certain states, the P&C Group can recover a portion of these assessments through premium tax offsets and policyholder surcharges. In 2006, assessments of the members of the P&C Group amounted to $14 million. The amount of future assessments cannot be reasonably estimated.

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

      In several states, insurers, including members of the P&C Group, participate in market assistance plans. Typically, a market assistance plan is voluntary, of limited duration and operates under the supervision of the insurance commissioner to provide assistance to applicants unable to obtain commercial and personal liability and property insurance. The assistance may range from identifying sources where coverage may be obtained to pooling of risks among the participating insurers. A few states require insurers, including members of the P&C Group, to purchase reinsurance from a mandatory reinsurance fund.

      Although the federal government and its regulatory agencies generally do not directly regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways. Current and proposed federal measures that may significantly affect the P&C Group’s business and the market as a whole include federal terrorism insurance, asbestos liability reform measures, tort reform, natural catastrophes, corporate governance including the increasing focus on public companies and public accounting firms, ergonomics, health care reform including the containment of medical costs, medical malpractice reform and patients’ rights, privacy, e-commerce, international trade, federal regulation of insurance companies and the taxation of insurance companies.

      Companies in the P&C Group are also affected by a variety of state and federal legislative and regulatory measures as well as by decisions of their courts that define and extend the risks and benefits for which insurance is provided. These include: redefinitions of risk exposure in areas such as water damage, including mold, flood and storm surge; products liability and commercial general liability; credit scoring; and extension and protection of employee benefits, including workers’ compensation and disability benefits.

      Chubb has entered into a settlement agreement with the Attorneys General of New York, Connecticut and Illinois in which, among other things, the Corporation has agreed to no longer pay compensation to agents and brokers in the form of contingent commissions on all lines of its business. A number of other property and casualty insurance carriers and a number of insurance producers also have agreed with various regulatory agencies to no longer pay or accept, as applicable, contingent commissions in some or all lines of business. In addition, a number of states have announced that they are looking at compensation arrangements and considering regulatory action or reform in this area. The rules that would be imposed if these actions or reforms were adopted range in nature from disclosure requirements to prohibition of certain forms of compensation to imposition of new duties on insurance agents, brokers and/or carriers in dealing with customers. A small number of states have enacted compensation disclosure rules; however, in the majority of states, these proposals are still being developed. Although the Corporation does not believe that its ceasing to pay contingent commissions will materially impact its business, the other possible regulatory actions or reforms, if adopted, could have an impact on our ability to renew business or write new business. For additional information, see the Property and Casualty Insurance — Regulatory Developments section of MD&A.

      Legislative and judicial developments pertaining to asbestos and toxic waste exposures are discussed in the Property and Casualty Insurance — Loss Reserves section of MD&A.

Real Estate

      The Corporation’s wholly owned subsidiary, Bellemead Development Corporation (Bellemead), and its subsidiaries were involved in commercial development activities primarily in New Jersey and residential development activities primarily in central Florida. The real estate operations are in run-off. Additional information related to the Corporation’s real estate operations is included in the Corporate and Other — Real Estate section of MD&A.

Chubb Financial Solutions

      Chubb Financial Solutions (CFS) provided customized financial products to corporate clients. CFS’s business was primarily structured credit derivatives, principally as a counterparty in portfolio credit default swaps. CFS has been in run-off since April 2003. Additional information related to CFS’s operations is included in the Corporate and Other — Chubb Financial Solutions section of MD&A.

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

      The process of establishing loss reserves is complex and imprecise as it must take into consideration many variables that are subject to the outcome of future events. As a result, informed subjective estimates and judgments as to our ultimate exposure to losses are an integral component of our loss reserving process. Variations between our loss reserve estimates and the actual emergence of losses could be material and could have a material adverse effect on our results of operations and financial condition.

      A further discussion of the risk factors related to our property and casualty loss reserves is presented in the Property and Casualty Insurance — Loss Reserves section of MD&A.

The effects of emerging claim and coverage issues on our business are uncertain.

      We price and establish the terms and conditions of policies based upon an intended scope of policy coverage. However, as industry practices and legal, judicial, social, environmental and other conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent for some time after we have issued the insurance policies that are affected by the changes. As a result, the full extent of liability under our insurance policies may not be known for many years after the policies are issued. Emerging claim and coverage issues could have a material adverse effect on our results of operations and financial condition.

Catastrophe losses could materially and adversely affect our business.

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

      The extent of losses from a catastrophe is a function of both the total amount of exposure under our insurance policies in the area affected by the event and the severity of the event. Most catastrophes are restricted to relatively small geographic areas; however, hurricanes and earthquakes may produce significant damage in larger areas, especially those that are heavily populated. Natural or man-made catastrophic events could cause claims under our insurance policies to be higher than we anticipated and could cause substantial volatility in our financial results for any fiscal quarter or year. Our ability to write new business could also be affected. We believe that increases in the value and geographic concentration of insured property and the effects of inflation could increase the severity of claims from catastrophic events in the future. In addition, states have from time to time passed legislation that has the effect of limiting the ability of insurers to manage catastrophe risk, such as legislation prohibiting insurers from withdrawing from catastrophe-exposed areas.

      As a result of the foregoing, it is possible that the occurrence of any natural or man-made catastrophic event could have a material adverse effect on our business, results of operations, financial condition and liquidity. A further discussion of the risk factors related to catastrophes is presented in the Property and Casualty Insurance — Catastrophe Risk Management section of MD&A.

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

      The availability and cost of reinsurance are subject to prevailing market conditions. In recent years, for certain coverages, we have elected not to renew reinsurance treaties that we believed were no longer economical. We also have increased the amount of the risk we retain in many of the treaties that we have renewed. In addition, the lack of private sector catastrophe reinsurance for terrorism losses and the potential increases in reinsurance prices generally attributable to the continued threat of terrorism could cause us to retain more risk than we otherwise would retain if we were able to obtain reinsurance at lower prices. Accordingly, our net exposure to liability has increased, and may continue to increase. This, in turn, could have a material adverse effect on our financial condition or results of operations.

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

      The surety business tends to be characterized by infrequent but potentially high severity losses. The majority of our surety obligations are intended to be performance-based guarantees. When losses occur, they may be mitigated, at times, by the customer’s balance sheet, contract proceeds, collateral and bankruptcy recovery. We have substantial commercial and construction surety exposure for current and prior customers. In that regard, we have exposures related to surety bonds issued on behalf of companies that have experienced or may experience deterioration in creditworthiness. If the economy were to worsen and impact any of these companies or if the financial results of these companies were otherwise adversely affected, we may experience an increase in filed claims and may incur high severity losses, which could have a material adverse effect on our results of operations.

A downgrade in our financial strength and credit ratings could adversely impact the competitive positions of our operating businesses.

      Financial strength and credit ratings can be important factors in establishing our competitive position in the insurance markets. There can be no assurance that our ratings will continue for any given period of time or that they will not be changed. If our credit ratings were downgraded in the future, we could incur higher borrowing costs and may have more limited means to access capital. In addition, a downgrade in our financial strength ratings could adversely affect the competitive positions of our insurance operations, including a possible reduction in demand for our products in certain markets.

Our businesses are heavily regulated, and changes in regulation may reduce our profitability and limit our growth.

      Our insurance subsidiaries are subject to extensive regulation and supervision in the jurisdictions in which they conduct business. This regulation is generally designed to protect the interests of policyholders, and not necessarily the interests of insurers, their shareholders or other investors. The regulation relates to authorization for lines of business, capital and surplus requirements, investment limitations, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, premium rates and a variety of other financial and nonfinancial components of an insurance company’s business.

      Virtually all states in which we operate require us, together with other insurers licensed to do business in that state, to bear a portion of the loss suffered by some insureds as the result of impaired or insolvent insurance companies. In addition, in various states, our insurance subsidiaries must participate in mandatory arrangements to provide various types of insurance coverage to individuals or other entities that otherwise are unable to purchase that coverage from private insurers. A few states require us to purchase reinsurance from a mandatory reinsurance fund. Such reinsurance funds can create a credit risk for insurers if not adequately funded by the state and, in some cases, the existence of a reinsurance fund could affect the prices charged for our policies. The effect of these and similar arrangements could reduce our profitability in any given period or limit our ability to grow our business.

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

There are a number of investigations underway into business practices in the property and casualty insurance industry by various U.S. state and federal authorities as well as by regulators in jurisdictions outside the U.S. We cannot predict the outcome of these investigations or related legal proceedings, including any potential amounts that we may be required to pay.

      Attorneys General and regulatory authorities of several states, the U.S. Securities and Exchange Commission, the U.S. Attorney for the Southern District of New York and certain non-U.S. regulatory authorities continue to investigate certain business practices in the property and casualty insurance industry involving, among other things, (1) the payment of contingent commissions to brokers and agents and (2) loss mitigation and finite reinsurance arrangements. We have received, and may continue to receive, subpoenas and other information requests from Attorneys General or other regulatory agencies regarding similar issues.

      Although no regulatory action has been initiated against us and we have settled matters arising out of the investigations into business practices in the property and casualty insurance market by the Attorneys General of Connecticut, Illinois and New York, it is possible that one or more regulatory authorities will bring an action against us with respect to some or all of the issues that are the focus of the ongoing investigations. In addition, Chubb and certain of its subsidiaries have been named in legal proceedings brought by private plaintiffs arising out of these investigations. We cannot predict the ultimate outcome of these investigations or legal proceedings, including any potential amounts that we may be required to pay in connection with them.

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

      If competition limits our ability to write new business at adequate rates, our results of operations would be adversely affected.

We are dependent on a distribution network comprised of independent insurance brokers and agents to distribute our products.

      We generally do not use salaried employees to promote or distribute our insurance products. Instead, we rely on a large number of independent insurance brokers and agents. Accordingly, our business is dependent on the willingness of these brokers and agents to recommend our products to their customers. Deterioration in relationships with our broker and agent distribution network could materially and adversely affect our ability to sell our products, which, in turn, could have a material adverse effect on our results of operations and financial condition.

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

Item 1B.  Unresolved Staff Comments

      None.

Item 2.  Properties

      The executive offices of the Corporation are in Warren, New Jersey. The administrative offices of the P&C Group are located in Warren and Whitehouse Station, New Jersey. The P&C Group maintains zone administrative and branch offices in major cities throughout the United States and also has offices in Canada, Europe, Australia, Latin America and Asia. Office facilities are leased with the exception of buildings in Whitehouse Station, New Jersey and Simsbury, Connecticut. Management considers its office facilities suitable and adequate for the current level of operations.

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

      As previously disclosed, Chubb and certain of its subsidiaries have been involved in the ongoing investigations of certain market practices in the property and casualty insurance industry by various Attorneys General and other regulatory authorities of several states, the U.S. Securities and Exchange Commission, the U.S. Attorney for the Southern District of New York and certain non-U.S. regulatory authorities with respect to, among other things, (1) potential conflicts of interest and anti-competitive behavior arising from the payment of contingent commissions to brokers and agents and (2) loss mitigation and finite reinsurance arrangements. In connection with these investigations, Chubb and certain of its subsidiaries have received subpoenas and other requests for information from various regulators. The Corporation has been cooperating fully with these investigations. Although no regulatory action has been initiated against the Corporation, it is possible that one or more regulatory authorities will bring an action against the Corporation with respect to some or all of the issues that are the focus of these ongoing investigations.

      On December 21, 2006, Chubb entered into an Assurance of Discontinuance with the Attorneys General of New York, Connecticut and Illinois, resolving all issues arising out of those officials’ investigations of the market practices described above. As part of this agreement, the Corporation agreed to contribute $15 million to a settlement fund established for the benefit of certain customers. The Corporation also agreed to pay $2 million to help defray the costs of the investigations by the Attorneys General. In addition, the Corporation agreed to implement certain business reforms, including discontinuing the payment of contingent commissions in the United States on all insurance lines, beginning in 2007.

      As previously disclosed, purported class actions arising out of the investigations into the payment of contingent commissions to brokers and agents have been filed in a number of federal and state courts. On August 1, 2005, Chubb and certain of its subsidiaries were named in a putative class action entitled In re Insurance Brokerage Antitrust Litigation in the U.S. District Court for the District of New Jersey. This action, brought against several brokers and insurers on behalf of a class of persons who purchased insurance through the broker defendants, asserts claims under the Sherman Act and state law and the Racketeer Influenced and Corrupt Organizations Act (“RICO”) arising from the alleged unlawful use of contingent commission agreements.

      Chubb and certain of its subsidiaries have also been named as defendants in two purported class actions relating to allegations of unlawful use of contingent commission arrangements that were originally filed in state court. The first was filed on February 16, 2005 in Seminole County, Florida. The second was filed on May 17, 2005 in Essex County, Massachusetts. Both cases were removed to federal court and then transferred by the Judicial Panel on Multidistrict Litigation to the U.S. District Court for the District of New Jersey for consolidation with the In re Insurance Brokerage Antitrust Litigation. In December 2005, Chubb and certain of its subsidiaries were named in an action similar to the In re

Insurance Brokerage Antitrust Litigation. The action is pending in the same court and has been assigned to the judge who is presiding over the In re Insurance Brokerage Antitrust Litigation. The complaint has not yet been served in this matter. Separately, in April 2006, Chubb and one of its subsidiaries were named in an action similar to the In re Insurance Brokerage Antitrust Litigation. This action was filed in the U.S. District Court for the Northern District of Georgia and subsequently was transferred by the Judicial Panel on Multidistrict Litigation to the U.S. District for the District of New Jersey for consolidation with the In re Insurance Brokerage Antitrust Litigation.

      In these actions, the plaintiffs generally allege that the defendants unlawfully used contingent commission agreements. The actions seek treble damages, injunctive and declaratory relief, and attorneys’ fees. The Corporation believes it has substantial defenses to all of the aforementioned legal proceedings and intends to defend the actions vigorously. It is possible that the Corporation may become involved in additional litigation of this sort.

      Information regarding certain litigation to which the P&C Group is a party is included in the Property and Casualty Insurance — Loss Reserves section of MD&A.

      Chubb and its subsidiaries are also defendants in various lawsuits arising out of their businesses. It is the opinion of management that the final outcome of these matters will not materially affect the Corporation’s results of operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the shareholders during the quarter ended December 31, 2006.

Executive Officers of the Registrant

		Year of
	Age(a)	Election(b)

John D. Finnegan, Chairman, President and Chief Executive Officer	58	2002
Maureen A. Brundage, Executive Vice President and General Counsel	50	2005
Robert C. Cox, Executive Vice President of Chubb & Son, a division of Federal	48	2003
John J. Degnan, Vice Chairman and Chief Administrative Officer	62	1994
Paul J. Krump, Executive Vice President of Chubb & Son, a division of Federal	47	2001
Andrew A. McElwee, Jr., Executive Vice President of Chubb & Son, a division of Federal	52	1997
Thomas F. Motamed, Vice Chairman and Chief Operating Officer	58	1997
Dino E. Robusto, Executive Vice President of Chubb & Son, a division of Federal	48	2006
Michael O’Reilly, Vice Chairman and Chief Financial Officer	63	1976
Henry B. Schram, Senior Vice President and Chief Accounting Officer	60	1985

(a) Ages listed above are as of April 24, 2007.

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

      The common stock of Chubb is listed and principally traded on the New York Stock Exchange (NYSE) under the trading symbol “CB”. The following are the high and low closing sale prices as reported on the NYSE Composite Tape and the quarterly dividends declared per share for each quarter of 2006 and 2005. The per share amounts have been retroactively adjusted to reflect the two-for-one stock split effective March 31, 2006.

	2006

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Common stock prices
High	$49.45	$52.55	$52.55	$54.65
Low	46.80	47.60	47.40	51.35
Dividends declared	.25	.25	.25	.25

	2005

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Common stock prices
High	$40.48	$43.14	$45.31	$49.07
Low	36.67	38.51	42.72	41.93
Dividends declared	.21 1/2	.21 1/2	.21 1/2	.21 1/2

      At February 15, 2007, there were approximately 5,100 common shareholders of record.

      The declaration and payment of future dividends to Chubb’s shareholders will be at the discretion of Chubb’s Board of Directors and will depend upon many factors, including the Corporation’s operating results, financial condition and capital requirements, and the impact of regulatory constraints discussed in Note (19)(g) of the Notes to Consolidated Financial Statements.

      The following table summarizes the stock repurchased by Chubb during each month in the quarter ended December 31, 2006.

			Total Number of	Maximum Number of
	Total		Shares Purchased as	Shares that May Yet Be
	Number of		Part of Publicly	Purchased Under
	Shares	Average Price	Announced Plans or	the Plans or
Period	Purchased(a)	Paid Per Share	Programs	Programs(b)

October 2006	754,830	$53.09	754,830	636,638
November 2006	—	—	—	636,638
December 2006	790,700	53.21	790,700	19,845,938

Total	1,545,530	53.15	1,545,530

(a)	The stated amounts exclude 7,616 shares, 13,391 shares and 188,046 shares delivered to Chubb during the months of October 2006, November 2006 and December 2006, respectively, by employees of the Corporation to cover option exercise prices and withholding taxes in connection with the Corporation’s stock-based compensation plans.

(b)	On December 8, 2005, the Board of Directors authorized the repurchase of up to 28,000,000 shares of common stock. No shares remain under the 2005 share repurchase authorization. On December 7, 2006, the Board of Directors authorized the repurchase of up to 20,000,000 additional shares of common stock. The authorization has no expiration date.

Stock Performance Graph

      The following performance graph compares the performance of Chubb’s common stock during the five-year period from December 31, 2001 through December 31, 2006 with the performance of the Standard & Poor’s 500 Index and the Standard & Poor’s Property & Casualty Insurance Index. The graph plots the changes in value of an initial $100 investment over the indicated time periods, assuming all dividends are reinvested.

Cumulative Total Return

Based upon an initial investment of $100 on December 31, 2001 with dividends reinvested

	December 31,

	2001	2002	2003	2004	2005	2006

Chubb	$100	$77	$103	$119	$155	$171
S&P 500	100	78	100	111	117	135
S&P 500 Property & Casualty Insurance	100	89	112	124	143	161

      Our filings with the Securities and Exchange Commission (SEC) may incorporate information by reference, including this Form 10-K. Unless we specifically state otherwise, the information under this heading “Stock Performance Graph” shall not be deemed to be “soliciting materials” and shall not be deemed to be “filed” with the SEC or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Item 6.  Selected Financial Data

	2006	2005	2004	2003	2002

	(in millions except for per share amounts)
FOR THE YEAR
Revenues
Property and Casualty Insurance
Premiums Earned	$11,958	$12,176	$11,636	$10,183	$8,085
Investment Income	1,485	1,342	1,207	1,083	952
Corporate and Other	315	181	116	44	69
Realized Investment Gains	245	384	218	84	34

Total Revenues	$14,003	$14,083	$13,177	$11,394	$9,140

Income
Property and Casualty Insurance
Underwriting Income (Loss)(a)	$1,905	$921 (b)	$846	$105	$(626)
Investment Income	1,454	1,315	1,184	1,058	929
Other Income (Charges)	10	(1)	(4)	(30)	(25)

Property and Casualty Insurance Income	3,369	2,235	2,026	1,133	278
Corporate and Other	(89)	(172)	(176)	(283)	(144)
Realized Investment Gains	245	384	218	84	34

Income Before Income Tax	3,525	2,447	2,068	934	168
Federal and Foreign Income Tax (Credit)	997	621	520	125	(55)

Net Income	$2,528	$1,826	$1,548	$809	$223

Per Share*
Net Income	$5.98	$4.47	$4.01	$2.23	$.64
Dividends Declared on Common Stock	1.00	.86	.78	.72	.70
AT DECEMBER 31
Total Assets	$50,277	$48,061	$44,260	$38,361	$34,081
Long Term Debt	2,466	2,467	2,814	2,814	1,959
Total Shareholders’ Equity	13,863	12,407	10,126	8,522	6,826
Book Value Per Share*	33.71	29.68	26.28	22.67	19.93

(a)	Underwriting income reflected net losses of $24 million ($16 million after-tax or $0.04 per share) in 2006, $35 million ($23 million after-tax or $0.06 per share) in 2005, $75 million ($49 million after-tax or $0.13 per share) in 2004, $250 million ($163 million after-tax or $0.45 per share) in 2003 and $741 million ($482 million after-tax or $1.39 per share) in 2002 related to asbestos and toxic waste claims.

(b)	Underwriting income in 2005 reflected net costs of $462 million ($300 million after-tax or $.74 per share) related to Hurricane Katrina.

*	Per share amounts have been retroactively adjusted to reflect the two-for-one stock split effective March 31, 2006.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition of the Corporation as of December 31, 2006 compared with December 31, 2005 and the results of operations for each of the three years in the period ended December 31, 2006. This discussion should be read in conjunction with the consolidated financial statements and related notes and the other information contained in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

      Certain statements in this document are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 (PSLRA). These forward-looking statements are made pursuant to the safe harbor provisions of the PSLRA and include statements regarding expectations as to our loss reserve and reinsurance recoverable estimates, including our estimated gross and net losses from Hurricane Katrina; the impact of future catastrophes on our financial condition and results of operations; asbestos liability developments; the number and severity of surety-related claims; the cost and availability of reinsurance in 2007; premium volume, rates and competition; the impact of investigations into market practices in the property and casualty insurance industry and any resulting business reforms; changes to our producer compensation program; our expected income stream from the transaction with Harbor Point Limited; estimates with respect to our credit derivatives exposure; the run-off of our real estate portfolio; and our capital adequacy and funding of liquidity needs. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. These statements are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties, which include, among others, those discussed or identified from time to time in our public filings with the Securities and Exchange Commission and those associated with:

•	global political conditions and the occurrence of terrorist attacks, including any nuclear, biological, chemical or radiological events;

•	the effects of the outbreak or escalation of war or hostilities;

•	premium pricing and profitability or growth estimates overall or by lines of business or geographic area, and related expectations with respect to the timing and terms of any required regulatory approvals;

•	adverse changes in loss cost trends;

•	the ability to retain existing business;

•	our expectations with respect to cash flow projections and investment income and with respect to other income;

•	the adequacy of loss reserves, including:

•	our expectations relating to reinsurance recoverables;

•	the willingness of parties, including us, to settle disputes;

•	developments in judicial decisions or regulatory or legislative actions relating to coverage and liability, in particular, for asbestos, toxic waste and other mass tort claims;

•	development of new theories of liability;

•	our estimates relating to ultimate asbestos liabilities;

•	the impact from the bankruptcy protection sought by various asbestos producers and other related businesses;

•	the effects of proposed asbestos liability legislation, including the impact of claims patterns arising from the possibility of legislation and those that may arise if legislation is not passed;

•	the availability of reinsurance coverage;

•	the occurrence of significant weather-related or other natural or human-made disasters, particularly in locations where we have concentrations of risk;

•	the impact of economic factors on companies on whose behalf we have issued surety bonds, and in particular, on those companies that have filed for bankruptcy or otherwise experienced deterioration in creditworthiness;

•	the effects of disclosures by, and investigations of, public companies relating to possible accounting irregularities, practices in the financial services industry and other corporate governance issues, including:

•	claims and litigation arising out of stock option “backdating,” spring loading” and other option grant practices by public companies;

•	the effects on the capital markets and the markets for directors and officers and errors and omissions insurance;

•	claims and litigation arising out of actual or alleged accounting or other corporate malfeasance by other companies;

•	claims and litigation arising out of practices in the financial services industry;

•	legislative or regulatory proposals or changes;

•	the effects of investigations into market practices, in particular contingent commissions and loss mitigation and finite reinsurance arrangements, in the property and casualty insurance industry together with any legal or regulatory proceedings, related settlements and industry reform or other changes with respect to contingent commissions or otherwise arising therefrom;

•	the impact of legislative and regulatory developments on our business, including those relating to terrorism and catastrophes;

•	any downgrade in our claims-paying, financial strength or other credit ratings;

•	the ability of our subsidiaries to pay us dividends;

•	general economic and market conditions including:

•	changes in interest rates, market credit spreads and the performance of the financial markets;

•	the effects of inflation;

•	changes in domestic and foreign laws, regulations and taxes;

•	changes in competition and pricing environments;

•	regional or general changes in asset valuations;

•	the inability to reinsure certain risks economically;

•	changes in the litigation environment; and

•	our ability to implement management’s strategic plans and initiatives.

      The Corporation assumes no obligation to update any forward-looking information set forth in this document, which speak as of the date hereof.

CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS

      The consolidated financial statements include amounts based on informed estimates and judgments of management for transactions that are not yet complete. Such estimates and judgments affect the reported amounts in the financial statements. Those estimates and judgments that were most critical to the preparation of the financial statements involved the determination of loss reserves and the recoverability of related reinsurance recoverables. These estimates and judgments, which are discussed within the following analysis of our results of operations, require the use of assumptions about matters that are highly uncertain and therefore are subject to change as facts and circumstances develop. If different estimates and judgments had been applied, materially different amounts might have been reported in the financial statements.

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

•	Net income was $2.5 billion in 2006 compared with $1.8 billion in 2005 and $1.5 billion in 2004. The significant increase in net income in 2006 was driven by substantially higher underwriting income in our property and casualty insurance business.

•	Results in 2005 included a pre-tax realized investment gain of $171 million from a transaction we completed in December 2005 involving a new reinsurance company, Harbor Point Limited. As part of the transaction, we transferred our continuing reinsurance assumed business and certain related assets, including renewal rights, to Harbor Point.

•	Underwriting results were exceptionally profitable in 2006 compared with highly profitable results in 2005 and 2004. Our combined loss and expense ratio was 84.2% in 2006 compared with 92.3% in both 2005 and 2004. The impact of catastrophes accounted for 1.4 percentage points of the combined ratio in 2006 compared with 5.6 percentage points in 2005 and 2.3 percentage points in 2004. The greater catastrophe impact in 2005 was due to costs of $462 million related to Hurricane Katrina, including estimated net losses of $403 million and net reinsurance reinstatement premium costs of $59 million.

•	Total net premiums written decreased by 3% in 2006 after increasing by 2% in 2005. Net premiums written in our insurance business increased 2% in 2006 and 4% in 2005. The relatively low growth in our insurance business in both years reflected our continued emphasis on underwriting discipline in an increasingly competitive market environment. In the reinsurance assumed business, net premiums written decreased 57% in 2006 and 21% in 2005. The decrease in 2006 was in line with our expectations following the sale of the ongoing business in December 2005.

•	During 2006, we experienced overall favorable development of $296 million on loss reserves established as of the previous year end, due primarily to the lower than expected emergence of losses in the homeowners and commercial property classes.

•	In December 2006, we entered into a settlement agreement with the Attorneys General of New York, Connecticut and Illinois resolving all issues arising out of those officials’ investigations with respect to property and casualty insurance market practices. The settlement did not require that we pay a fine or penalty. Our cost under the settlement was $17 million.

•	Property and casualty investment income after tax increased by 10% in 2006 and 11% in 2005. The growth was due to an increase in invested assets over the period. For more information on this non-GAAP financial measure, see “Property and Casualty Insurance — Investment Results.”

      A summary of our consolidated net income is as follows:

	Years Ended December 31

	2006	2005	2004

	(in millions)
Property and casualty insurance	$3,369	$2,235	$2,026
Corporate and other	(89)	(172)	(176)
Realized investment gains	245	384	218

Consolidated income before income tax	3,525	2,447	2,068
Federal and foreign income tax	997	621	520

Consolidated net income	$2,528	$1,826	$1,548

PROPERTY AND CASUALTY INSURANCE

      A summary of the results of operations of our property and casualty insurance business is as follows:

	Years Ended December 31

	2006	2005	2004

	(in millions)
Underwriting
Net premiums written	$11,974	$12,283	$12,053
Increase in unearned premiums	(16)	(107)	(417)

Premiums earned	11,958	12,176	11,636

Losses and loss expenses	6,574	7,813	7,321
Operating costs and expenses	3,467	3,436	3,516
Increase in deferred policy acquisition costs	(19)	(17)	(76)
Dividends to policyholders	31	23	29

Underwriting income	1,905	921	846

Investments
Investment income before expenses	1,485	1,342	1,207
Investment expenses	31	27	23

Investment income	1,454	1,315	1,184

Other income (charges)	10	(1)	(4)

Property and casualty income before tax	$3,369	$2,235	$2,026

Property and casualty investment income after tax	$1,166	$1,056	$949

      Property and casualty income before tax in 2006 was substantially higher than in 2005 which, in turn, was higher than in 2004. Income in all three years benefited from highly profitable underwriting results. Underwriting income in 2006 was substantially higher than in 2005, due largely to significantly lower catastrophe losses and improvement in our specialty insurance business unit. Underwriting income increased modestly in 2005 compared with 2004 despite significantly higher catastrophe losses, primarily from Hurricane Katrina. Results in 2006 and 2005 also benefited from significant increases in investment income.

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

Net Premiums Written

      Net premiums written amounted to $12.0 billion in 2006, a decrease of 3% compared with 2005. A modest increase in premiums from our insurance business was more than offset by a decline in premiums from our reinsurance assumed business. Net premiums written increased 2% in 2005 over 2004, as an increase in premiums from our insurance business was partially offset by a decline in premiums from our reinsurance assumed business.

      Net premiums written by business unit were as follows:

	Years Ended December 31

		% Increase		% Increase
		(Decrease)		(Decrease)
	2006	2006 vs. 2005	2005	2005 vs. 2004	2004

	(dollars in millions)
Personal insurance	$3,518	6%	$3,307	6%	$3,116
Commercial insurance	5,125	2	5,030	2	4,938
Specialty insurance	2,941	(3)	3,042	6	2,860

Total insurance	11,584	2	11,379	4	10,914
Reinsurance assumed	390	(57)	904	(21)	1,139

Total	$11,974	(3)	$12,283	2	$12,053

      Net premiums written from our insurance business grew 2% in 2006 and 4% in 2005. Premiums in 2005 were reduced by reinsurance reinstatement premium costs of $102 million related to Hurricane Katrina. Premiums in 2006 benefited from a $20 million reduction of previously accrued reinsurance reinstatement premium costs. Premiums in the United States, which represent almost 80% of our insurance premiums, grew by 1% in 2006 and 3% in 2005. Insurance premiums outside the U.S. grew 4% in 2006 and 8% in 2005. In local currencies, such growth was 3% and 6% in 2006 and 2005, respectively.

      The modest overall growth in net written premiums in our insurance business in both 2006 and 2005 reflected our continued emphasis on underwriting discipline in an increasingly competitive market environment. Rates were generally stable, but were under competitive pressure that varied by class of business and geographic territory. In both years, we retained a high percentage of our existing customers and renewed these accounts at prices we believe to be appropriate relative to the exposure. In addition, while we continued to be selective, we found opportunities to write new business at acceptable rates. We expect to see a rate environment in 2007 for each of our business units similar to that we saw in 2006. Accordingly, we expect that overall premiums in our insurance business will be flat in 2007 compared with 2006, with low-to-mid-single digit growth for personal insurance, flat premiums for commercial insurance and a modest decline in specialty insurance premiums.

      Net reinsurance assumed premiums written decreased by 57% in 2006 and 21% in 2005. Premiums in 2005 included net reinstatement premium revenue of $43 million related to Hurricane Katrina. As discussed below, we sold our ongoing assumed reinsurance business to Harbor Point Limited in December 2005.

Reinsurance Ceded

      Our premiums written are net of amounts ceded to reinsurers who assume a portion of the risk under the insurance policies we write that are subject to the reinsurance.

      Our overall ceded reinsurance premiums in 2005 were lower than those in 2004. During 2005, we discontinued our professional liability per risk treaty. Underwriting actions we have taken in recent years have resulted in lower average limits on those large risks we write, which we believe made this treaty no longer economical. On our casualty clash treaty, which operates like a catastrophe treaty, we increased our retention from $50 million to $75 million. We did not renew a high excess surety per risk treaty as we believe the cost was not justified. On our commercial property per risk treaty, our retention remained at $15 million. Our property catastrophe treaty for events in the United States was modified to increase the coverage in the northeastern part of the country by $100 million. Our property catastrophe treaty for events outside the United States was modified to increase our retention from $25 million to $50 million.

      As a result of the substantial losses incurred by reinsurers from the catastrophes in 2004 and 2005, the cost of property catastrophe reinsurance increased significantly in 2006 and there were capacity restrictions in the marketplace.

      Although property catastrophe reinsurance rates increased in 2006, our overall ceded reinsurance premiums for our insurance business, excluding the impact of reinstatement premiums related to Hurricane Katrina, were only modestly higher than in 2005 due to modifications to certain of our reinsurance treaties. On our casualty clash treaty, our initial retention remained at $75 million. We reduced our reinsurance coverage at the top of the program by $50 million and increased our participation in the program. This treaty now provides coverage of approximately 55% of losses between $75 million and $150 million per insured event. On our commercial property per risk treaty, we increased our retention from $15 million to $25 million. This treaty now provides $425 million of coverage per risk in excess of our retention. Our property catastrophe treaty for events in the United States was modified to increase our initial retention from $250 million to $350 million and to increase our participation in the program. At the same time, we increased the reinsurance coverage in the northeastern part of the country by $400 million, enhancing our protection in the region where we have our greatest concentration of exposure. The treaty now provides coverage of approximately 75% of losses (net of recoveries from other available reinsurance) between $350 million and $1.3 billion, with additional coverage of 80% of losses between $1.3 billion and $2.05 billion in the northeastern part of the country. Our property catastrophe treaty for events outside the United States was modified to increase our initial retention from $50 million to $75 million. The treaty now provides coverage of approximately 90% of losses (net of recoveries from other available reinsurance) between $75 million and $275 million. Our property reinsurance treaties generally contain terrorism exclusions for acts perpetrated by foreign terrorists.

      We do not expect the changes we made to our reinsurance program during 2005 and 2006 to have a material effect on the Corporation’s results of operations, financial condition or liquidity.

      Our casualty clash treaty and our property reinsurance treaties expire on April 1, 2007. While we expect that reinsurance rates may rise somewhat in 2007, particularly as they relate to property risks, the final structure and amount of coverage purchased will be determinants of our ceded reinsurance premium cost in 2007. We expect that the availability of reinsurance for certain coverages, such as terrorism, will continue to be very limited in 2007.

      Most of our ceded reinsurance arrangements consist of excess of loss and catastrophe contracts that protect against a specified part or all of certain types of losses over stipulated amounts arising from any one occurrence or event. Therefore, unless we incur losses that exceed our initial retention under these contracts, we do not receive any loss recoveries. As a result, in certain years, we cede premiums to other insurance companies and receive few, if any, loss recoveries. However, in a year in which there is a significant catastrophic event (such as Hurricane Katrina) or a series of large individual losses, we may receive substantial loss recoveries. The impact of ceded reinsurance on net premiums written and earned and on net losses and loss expenses incurred for the three years ended December 31, 2006 is presented in Note (10) of the Notes to Consolidated Financial Statements.

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

      Underwriting results in 2006 were exceptionally profitable compared with highly profitable results in 2005 and 2004. The combined loss and expense ratio for our overall property and casualty business was as follows:

	Years Ended
	December 31

	2006	2005	2004

Loss ratio	55.2%	64.3%	63.1%
Expense ratio	29.0	28.0	29.2

Combined loss and expense ratio	84.2%	92.3%	92.3%

      The loss ratio was significantly lower in 2006 than in 2005, reflecting the favorable loss experience resulting from our disciplined underwriting in recent years as well as lower catastrophe losses. The loss ratio was modestly higher in 2005 than in 2004 due to higher catastrophe losses, primarily from Hurricane Katrina.

      At the end of 2005, we estimated that our net losses from Hurricane Katrina were $403 million and our net reinsurance reinstatement premium costs related to the hurricane were $59 million. In our insurance business, estimated net losses were $335 million and reinstatement premium costs were $102 million, for an aggregate cost of $437 million. In our reinsurance assumed business, estimated net losses were $68 million and net reinstatement premium revenue was $43 million, for a net cost of $25 million. At the end of 2005, we estimated that our gross losses from Hurricane Katrina were about $1.2 billion. Almost all of the losses were from property exposure and business interruption claims. Our net losses of $403 million were significantly lower than the gross amount due to a property per risk treaty that limited our net loss per risk and our property catastrophe treaty.

      During 2006, a large percentage of our claims from Hurricane Katrina were settled. As a result, there were many adjustments, both favorable and unfavorable, to our loss estimates for individual claims related to this event. These adjustments produced a reduction in our estimates for gross losses and reinsurance recoverable of $190 and $175 million, respectively, as well as a $20 million reduction of previously accrued reinsurance reinstatement premium costs. We still have over $500 million of reinsurance available for this event under our catastrophe treaty if our gross losses are higher than our current estimate. Therefore, while it is possible that our estimate of ultimate losses related to

Hurricane Katrina may change in the future, we do not expect that any such change would have a material effect on the Corporation’s results of operations, financial condition or liquidity.

      Other than the reinsurance recoverable related to Hurricane Katrina, we did not have any recoveries from our catastrophe reinsurance treaties during the three year period ended December 31, 2006 because there were no other individual catastrophes for which our losses exceeded our initial retention under the treaties.

      Our net catastrophe losses incurred in 2006 were $173 million, which were offset in part by the $20 million reduction in previously accrued reinsurance reinstatement premium costs related to Hurricane Katrina. The net impact of catastrophes in 2006 accounted for 1.4 percentage points of the loss ratio. In 2005, we incurred $630 million of net catastrophe losses and $59 million in related net reinsurance reinstatement premium costs, which in the aggregate accounted for 5.6 percentage points of the loss ratio. Losses from catastrophes were $270 million in 2004, which represented 2.3 percentage points of the loss ratio. The 2004 catastrophe loss amount reflected an $80 million reduction in loss reserves related to the September 11, 2001 attack, which reduced the loss ratio for the year by 0.7 of a percentage point.

      Our expense ratio increased in 2006 as net premiums written decreased whereas compensation and other operating costs increased. The decrease in the expense ratio in 2005 was due primarily to lower contingent commission expenses. To a lesser extent, the 2005 decrease was due to flat overhead expenses compared with 2004 and the discontinuation of a professional liability per risk reinsurance treaty that resulted in an increase in net premiums written without a commensurate increase in expenses.

Review of Underwriting Results by Business Unit

Personal Insurance

      Net premiums written from personal insurance, which represented 29% of our premiums written in 2006, increased by 6% in both 2006 and 2005. Net premiums written for the classes of business within the personal insurance segment were as follows:

	Years Ended December 31

		% Increase		% Increase
	2006	2006 vs. 2005	2005	2005 vs. 2004	2004

	(dollars in millions)
Automobile	$670	4%	$645	2%	$629
Homeowners	2,268	8	2,104	8	1,951
Other	580	4	558	4	536

Total personal	$3,518	6	$3,307	6	$3,116

      In 2006 and 2005, premium growth was driven by our homeowners business. The growth in our homeowners business in both years was due to increased insurance-to-value and, to a lesser extent, modestly higher rates. The in-force policy count for this class of business had minimal growth in both years. Homeowners premiums in 2005 were reduced by reinsurance reinstatement premium costs of $17 million related to Hurricane Katrina. Premium growth in our personal automobile business in 2006 and 2005 was due to selective initiatives outside the United States. Premiums in the U.S. declined in both years due to our maintaining underwriting discipline in an increasingly competitive marketplace. Growth in our other personal business, which includes insurance for excess liability, yacht and accident coverages, was similar in both years.

      Our personal insurance business produced profitable underwriting results in each of the last three years. Overall results have shown substantial improvement in each succeeding year, driven largely by our homeowners results. The combined loss and expense ratios for the classes of business within the personal insurance segment were as follows:

	Years Ended
	December 31

	2006	2005	2004

Automobile	90.4%	95.3%	93.3%
Homeowners	74.6	81.2	91.3
Other	98.6	96.2	96.0

Total personal	81.7%	86.6%	92.5%

      Our personal automobile results were profitable in each of the past three years. Results in 2006 were more profitable than in 2005 due to lower claim frequency and favorable loss development related to prior accident years. Results in 2005 were slightly less profitable than in 2004 due to reserve strengthening in the liability component related to prior accident years.

      Homeowners results were profitable in each of the last three years. Results improved significantly in 2005 and again in 2006. The improvement was largely the result of better pricing and a reduction in water damage losses primarily through contract wording changes related to mold coverage and loss remediation measures that we have implemented over the past few years as well as lower catastrophe losses. The impact of catastrophes accounted for 5.7 percentage points of the combined loss and expense ratio for this class in 2006 compared with 9.8 percentage points in 2005 and 12.6 percentage points in 2004.

      Other personal business produced profitable results in each of the past three years. Results in 2006 were less profitable than those in 2005 and 2004. Our excess liability business has deteriorated in each of the past two years due to inadequate pricing and unfavorable loss development related to prior accident years. Our yacht business was highly profitable in 2006 compared with unprofitable results in 2005 and 2004. Our accident business was highly profitable in all three years.

Commercial Insurance

      Net premiums written from commercial insurance, which represented 43% of our premiums written in 2006, increased by 2% in both 2006 and 2005. Net premiums written for the classes of business within the commercial insurance segment were as follows:

	Years Ended December 31

		% Increase		% Increase
		(Decrease)		(Decrease)
	2006	2006 vs. 2005	2005	2005 vs. 2004	2004

	(dollars in millions)
Multiple peril	$1,290	—%	$1,286	(1)%	$1,302
Casualty	1,731	(1)	1,755	4	1,682
Workers’ compensation	901	(3)	930	5	881
Property and marine	1,203	14	1,059	(1)	1,073

Total commercial	$5,125	2	$5,030	2	$4,938

      Growth in our commercial classes in 2006 and 2005 was limited due to a competitive marketplace. Rates were generally stable but were under competitive pressure in some classes of business, particularly non-catastrophe exposed property risks and certain casualty risks. Multiple peril and property and marine premiums in 2005 were reduced by reinsurance reinstatement premium costs of $19 million and $66 million, respectively, related to Hurricane Katrina. In 2006, property and marine premiums benefited from a $20 million reduction of previously accrued reinsurance reinstatement premium costs. Excluding the reinsurance reinstatement premiums, multiple peril premiums declined

1% in 2006 and were flat in 2005 compared with the respective prior years and property and marine premiums grew 5% in both 2006 and 2005.

      Retention levels of our existing customers remained steady over the last three years. New business volume was slightly higher in 2006 compared with 2005, with the increase coming from outside the U.S. New business volume in 2005 was significantly lower than in 2004 due to decreased submission activity, which was the result of our competitors working to retain their better accounts. We have continued to maintain our underwriting discipline in the competitive market, renewing business and writing new business only where we believe we are securing acceptable rates and appropriate terms and conditions for the exposures.

      Our commercial insurance business produced profitable underwriting results in each of the past three years, particularly in 2006 and 2004. These profitable results were due in large part to the cumulative effect of price increases in prior years, better terms and conditions and more stringent risk selection. Results in each year also benefited from low non-catastrophe property losses. Results in 2005 were less profitable than in 2006 and 2004, largely due to substantially higher catastrophe losses, primarily from Hurricane Katrina. The impact of catastrophes accounted for 8.3 percentage points of the combined loss and expense ratio for our commercial insurance business in 2005 whereas such impact was negligible in 2006 and 2004.

      The combined loss and expense ratios for the classes of business within commercial insurance were as follows:

	Years Ended
	December 31

	2006	2005	2004

Multiple peril	75.8%	87.8%	76.8%
Casualty	96.8	96.1	89.8
Workers’ compensation	80.4	84.8	90.9
Property and marine	72.5	98.8	72.7

Total commercial	83.1%	92.4%	82.5%

      Multiple peril results were highly profitable in each of the past three years. Results in 2005 were less profitable than in 2006 and 2004 largely due to higher catastrophe losses. The impact of catastrophes accounted for 2.9 percentage points of the combined loss and expense ratio for this class in 2006 compared with 9.1 percentage points in 2005. Catastrophe losses were negligible for this class in 2004 due to a $30 million reduction in net loss reserves related to the September 11, 2001 attack. The property component of this business benefited from low non-catastrophe losses in all three years. Results in the liability component improved in 2005 and again in 2006.

      Results for our casualty business were less profitable in 2006 and 2005 compared with the highly profitable results in 2004. The automobile component of our casualty business was highly profitable in each of the past three years. Results in the primary liability component were less profitable in each succeeding year. Results in the excess liability component were unprofitable in 2006 and 2005 compared with profitable results in 2004. Results in 2004 for this component benefited from a $30 million reduction in net loss reserves related to the September 11, 2001 attack. In 2006 and 2005, excess liability results and, to a lesser extent, primary liability results were adversely affected by unfavorable loss development related to older accident years.

      Workers’ compensation results were highly profitable in each of the past three years. Results were more profitable in each succeeding year due to favorable claim cost trends. Results in all three years benefited from our disciplined risk selection during the past several years.

      Property and marine results were highly profitable in 2006 and 2004 compared with marginally profitable results in 2005. The less profitable results in 2005 were due to substantially higher catastrophe losses, primarily from Hurricane Katrina. Results in each year benefited from relatively few large non-catastrophe losses. The impact of catastrophes was negligible in 2006. Catastrophes accounted for 27.2 percentage points of the combined loss and expense ratio in 2005 and 1.8 percentage points in 2004. The impact of catastrophes in 2004 reflects a $20 million reduction in net loss reserves related to the September 11, 2001 attack.

Specialty Insurance

      Net premiums written from specialty insurance, which represented 25% of our premiums written in 2006, decreased by 3% in 2006 compared with a 6% increase in 2005. Net premiums written for the classes of business within the specialty insurance segment were as follows:

	Years Ended December 31

		% Increase
		(Decrease)		% Increase
	2006	2006 vs. 2005	2005	2005 vs. 2004	2004

	(dollars in millions)
Professional liability	$2,641	(6)%	$2,798	5%	$2,654
Surety	300	23	244	18	206

Total specialty	$2,941	(3)	$3,042	6	$2,860

      Growth in net premiums written for the professional liability classes of business was constrained in both 2006 and 2005 by the continued competitive pressure on rates that began in the latter half of 2003 and our commitment to maintain underwriting discipline in this environment. Growth in both years was also dampened by the sale of renewal rights, effective July 1, 2005, on our hospital medical malpractice and managed care errors and omissions business. The net premium growth in 2005 in the professional liability classes was due to the non-renewal of a per risk reinsurance treaty.

      Rates were generally stable in 2006 and 2005 for most professional liability classes but were lower in the for-profit directors and officers liability component. Retention levels remained strong over the last three years. New business volume declined in each of the past two years due to the increased competition in the marketplace and, in 2005, our exiting the hospital medical malpractice and managed care errors and omissions business. We continued to get what we believe are acceptable rates and appropriate terms and conditions on both new business and renewals. In line with our strategy in recent years of directing our focus to small and middle market publicly traded and privately held companies, the percentage of our book of business represented by large public companies has decreased.

      The growth in net premiums written for our surety business was substantial in both 2006 and 2005. About half of the growth in both years was due to the non-renewal of a high excess reinsurance treaty during 2005.

      Our specialty insurance business produced highly profitable underwriting results in 2006 compared with modestly profitable results in 2005 and unprofitable results in 2004. The combined loss and expense ratios for the classes of business within specialty insurance were as follows:

	Years Ended
	December 31

	2006	2005	2004

Professional liability	91.8%	99.8%	112.0%
Surety	44.2	62.9	57.2

Total specialty	87.5%	97.3%	108.2%

      Our professional liability business improved substantially in 2005 and again in 2006, producing profitable results in 2006 compared with near breakeven results in 2005 and highly unprofitable results in 2004. The fidelity component of our professional liability business was highly profitable in each of the past three years due to favorable loss experience. The results of the directors and officers liability, errors and omissions liability and fiduciary liability components improved in 2005 and again in 2006, benefiting from the cumulative effect of price increases in prior years, lower policy limits and better terms and conditions. Results in 2006 also benefited from modest favorable loss development related to prior accident years. Conversely, results in 2005 and 2004, but more so in 2004, were adversely affected by unfavorable loss development related to accident years prior to 2003. This adverse development was predominantly from claims that have arisen due to corporate failures and allegations of management misconduct and accounting irregularities. Adverse development was particularly significant in 2004 due to an increase of about $160 million in errors and omissions liability loss reserves in the second quarter related to investment banks.

      Our surety business produced highly profitable results in each of the past three years due to favorable loss experience.

      Our surety business tends to be characterized by infrequent but potentially high severity losses. We continue to manage our exposure on an absolute basis and by specific bond type. The majority of our obligations are intended to be performance-based guarantees. When losses occur, they are mitigated, at times, by the customer’s balance sheet, contract payments, collateral and bankruptcy recoveries.

      We continue to have substantial commercial and construction surety exposure for current and prior customers, including exposures related to surety bonds issued on behalf of companies that have experienced deterioration in creditworthiness since we issued bonds to them. We therefore may experience an increase in filed claims and may incur high severity losses. Such losses would be recognized if and when claims are filed and determined to be valid, and could have a material adverse effect on the Corporation’s results of operations and liquidity.

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

      Other than pursuant to certain arrangements entered into with Harbor Point, we generally no longer engage directly in the reinsurance assumed business. However, Harbor Point has the right for a transition period of up to two years to underwrite specific reinsurance business on our behalf. We retain a portion of any such business and cede the balance to Harbor Point in return for a fronting commission. We will receive additional payments based on the amount of business renewed by Harbor Point, which will be recognized when earned.

      Net premiums written from our reinsurance assumed business, which represented 3% of our premiums written in 2006, decreased by 57% in 2006 and 21% in 2005. The significant decrease in premiums in 2006 was expected in light of the sale of our continuing reinsurance assumed business to Harbor Point. The decrease in premiums in 2005 was in line with our expectations as we had anticipated fewer attractive opportunities in the reinsurance market. Premiums in 2005 included net reinsurance reinstatement premium revenue of $43 million related to Hurricane Katrina.

      Our reinsurance assumed business was profitable in 2006, 2005 and 2004. Results in 2006 were particularly profitable. While the volume of business was substantially lower than in the previous two years, results in 2006 benefited from significant favorable loss development related to prior accident years. Results in 2005 were similar to those in 2004 despite higher catastrophe losses.

Regulatory Developments

      To promote and distribute our insurance products, we rely on independent brokers and agents. Accordingly, our business is dependent on the willingness of these brokers and agents to recommend our products to their customers. Prior to 2007, we had agreements in place with certain insurance agents and brokers under which, in addition to the standard commissions that we pay, we agreed to pay commissions that were contingent on the volume and/or the profitability of business placed with us.

      We have been involved in the ongoing investigations of certain business practices in the property and casualty insurance industry by various Attorneys General and other regulatory authorities of several states, the U.S. Securities and Exchange Commission, the U.S. Attorney for the Southern District of New York and certain non-U.S. regulatory authorities with respect to, among other things, (1) potential conflicts of interest and anti-competitive behavior arising from the payment of contingent commissions to brokers and agents and (2) loss mitigation and finite reinsurance arrangements. In connection with these investigations, we have received subpoenas and other requests for information from various regulators. We have been cooperating fully with these investigations. Although no regulatory action has been initiated against us, it is possible that one or more regulatory authorities will bring an action against us with respect to some or all of the issues that are the focus of these ongoing investigations.

      On December 21, 2006, we entered into an Assurance of Discontinuance with the Attorneys General of New York, Connecticut and Illinois, resolving all issues arising out of those officials’ investigations of the market practices described above. As part of this agreement, we agreed to contribute $15 million to a settlement fund established for the benefit of certain customers. We also agreed to pay $2 million to help defray the costs of the investigations by the Attorneys General. In addition, we agreed to implement certain business reforms, including discontinuing the payment of contingent commissions in the United States on all insurance lines beginning in 2007. The settlement did not require that we pay a fine or penalty.

      In lieu of paying contingent commissions, we will pay, beginning in 2007, guaranteed supplemental compensation to all agents and brokers with whom we previously had contingent commission agreements. Under this arrangement, agents and brokers will be paid a percentage of written premiums on eligible lines of business in a calendar year based upon their prior performance. We do not believe that our payment of guaranteed supplemental compensation in lieu of contingent commissions or any of the other business reforms that we are implementing will have a material adverse effect on the Corporation’s business, results of operations or financial condition.

      Chubb and certain of its subsidiaries have been named in legal proceedings brought by private plaintiffs arising out of the investigations into the payment of contingent commissions to brokers and agents. These legal proceedings are further described in Note (14) of the Notes to Consolidated Financial Statements.

      We cannot predict at this time the ultimate outcome of the ongoing investigations and legal proceedings referred to above, including any potential amounts that we may be required to pay in connection with them.

      A number of states have announced that they are looking at compensation arrangements in the insurance industry and are considering regulatory action or reform in this area. Such actions or reforms range in nature from disclosure requirements to prohibition of certain forms of compensation to imposition of new duties on agents, brokers or insurance companies in dealing with customers. Such actions or reforms, if adopted, could have an impact on our ability to renew business or write new business.

Catastrophe Risk Management

      Our property and casualty subsidiaries have exposure to losses caused by natural perils such as hurricanes and other windstorms, earthquakes, winter storms and brush fires and from man-made catastrophic events such as terrorism. The frequency and severity of catastrophes are unpredictable.

Natural Catastrophes

      The extent of losses from a natural catastrophe is a function of both the total amount of insured exposure in an area affected by the event and the severity of the event. We regularly assess our concentration of risk exposures in catastrophe exposed areas globally and have strategies and underwriting standards to manage this exposure through individual risk selection, subject to regulatory constraints, and through the purchase of catastrophe reinsurance. We have invested in modeling technologies and a risk concentration management tool that allow us to monitor and control our accumulations of potential losses in catastrophe exposed areas in the United States, such as California and the gulf and east coasts, as well as in such areas in other countries. Actual results may differ materially from those suggested by the model. We also continue to actively explore and analyze credible scientific evidence, including the impact of global climate change, that may affect our ability to manage exposure under the insurance policies we issue.

      Despite these efforts, the occurrence of one or more severe natural catastrophic events in heavily populated areas could have a material adverse effect on the Corporation’s results of operations, financial condition or liquidity.

Terrorism Risk and Legislation

      The September 11, 2001 attack changed the way the property and casualty insurance industry views catastrophic risk. That tragic event demonstrated that numerous classes of business we write are subject to terrorism related catastrophic risks in addition to the catastrophic risks related to natural occurrences. This, together with the limited availability of terrorism reinsurance, has required us to change how we identify and evaluate risk accumulations. We have licensed a terrorism model that provides loss estimates under numerous event scenarios. Also, the above noted risk concentration management tool enables us to identify locations and geographic areas that are exposed to risk accumulations. The information provided by the model and the tracking tool has resulted in our non-renewing some accounts and has restricted us from writing others. Actual results may differ materially from those suggested by the model.

      The Terrorism Risk Insurance Act of 2002 (TRIA) established a temporary program under which the federal government will share the risk of loss from certain acts of international terrorism with the insurance industry. The program, which was applicable to most lines of commercial business, was scheduled to terminate on December 31, 2005. In December 2005, the federal government extended TRIA through December 31, 2007. Under the terms of the amended law, certain lines of business previously subject to the provisions of TRIA, including commercial automobile, surety and professional liability insurance, other than directors and officers liability, are excluded from the program. As a precondition to recovery under TRIA, insurance companies with direct commercial insurance exposure in the United States for TRIA lines of business are required to make insurance for covered acts of terrorism available under their policies. Each insurer has a separate deductible that it must meet in the event of an act of terrorism before federal assistance becomes available. The deductible is based on a percentage of direct U.S. earned premiums for the covered lines of business in the previous calendar year. For 2007, that deductible is 20% of direct premiums earned in 2006 for these lines of business. For losses above the deductible, the federal government will pay for 85% of covered losses, while the insurer retains 15%. There is a combined annual aggregate limit for the federal government and all insurers of $100 billion. If acts of terrorism result in covered losses exceeding the $100 billion annual limit, insurers are not liable for additional losses. While the provisions of TRIA will serve to mitigate our exposure in the event of a large-scale terrorist attack, our deductible is substantial, approximating $1 billion in 2007.

      For certain classes of business, such as workers’ compensation, terrorism insurance is mandatory. For those classes of business where it is not mandatory, policyholders may choose not to accept terrorism insurance, which would, subject to other statutory or regulatory restrictions, reduce our exposure.

      It is unclear at this time whether Congress will reauthorize TRIA for periods subsequent to December 31, 2007. Regardless of whether or not TRIA is extended, we will continue to manage this type of catastrophic risk by monitoring terrorism risk aggregations. Nevertheless, given the unpredictability of the targets, frequency and severity of potential terrorist events as well as the very limited terrorism reinsurance coverage available in the market, the occurrence of any such events could have a material adverse effect on the Corporation’s results of operations, financial condition or liquidity.

      We also have exposure outside the United States to risk of loss from acts of terrorism. In some jurisdictions, we have access to government mechanisms that would mitigate our exposure.

Loss Reserves

      Unpaid losses and loss expenses, also referred to as loss reserves, are the largest liability of our property and casualty subsidiaries.

      Our loss reserves include case estimates for claims that have been reported and estimates for claims that have been incurred but not reported as well as estimates of the expenses associated with processing and settling all reported and unreported claims, less estimates of anticipated salvage and subrogation recoveries. Estimates are based upon past loss experience modified for current trends as well as prevailing economic, legal and social conditions. Our loss reserves are not discounted to present value.

      We regularly review our loss reserves using a variety of actuarial techniques. We update the reserve estimates as historical loss experience develops, additional claims are reported and/or settled and new information becomes available. Any changes in estimates are reflected in operating results in the period in which the estimates are changed.

      Our gross case and incurred but not reported (IBNR) loss reserves and related reinsurance recoverable by class of business were as follows:

	Gross Loss Reserves
				Reinsurance	Net Loss
December 31, 2006	Case	IBNR	Total	Recoverable	Reserves

	(in millions)
Personal insurance
Automobile	$261	$178	$439	$14	$425
Homeowners	421	298	719	54	665
Other	443	459	902	245	657

Total personal	1,125	935	2,060	313	1,747

Commercial insurance
Multiple peril	702	965	1,667	74	1,593
Casualty	1,668	3,922	5,590	377	5,213
Workers’ compensation	827	1,223	2,050	310	1,740
Property and marine	821	393	1,214	536	678

Total commercial	4,018	6,503	10,521	1,297	9,224

Specialty insurance
Professional liability	2,542	5,598	8,140	852	7,288
Surety	22	56	78	19	59

Total specialty	2,564	5,654	8,218	871	7,347

Total insurance	7,707	13,092	20,799	2,481	18,318
Reinsurance assumed	464	1,030	1,494	113	1,381

Total	$8,171	$14,122	$22,293	$2,594	$19,699

	Gross Loss Reserves
				Reinsurance	Net Loss
December 31, 2005	Case	IBNR	Total	Recoverable	Reserves

	(in millions)
Personal insurance
Automobile	$260	$170	$430	$12	$418
Homeowners	510	307	817	120	697
Other	430	382	812	232	580

Total personal	1,200	859	2,059	364	1,695

Commercial insurance
Multiple peril	830	939	1,769	173	1,596
Casualty	1,645	3,570	5,215	378	4,837
Workers’ compensation	825	1,064	1,889	338	1,551
Property and marine	1,381	549	1,930	1,175	755

Total commercial	4,681	6,122	10,803	2,064	8,739

Specialty insurance
Professional liability	2,886	5,131	8,017	1,240	6,777
Surety	10	55	65	19	46

Total specialty	2,896	5,186	8,082	1,259	6,823

Total insurance	8,777	12,167	20,944	3,687	17,257
Reinsurance assumed	408	1,130	1,538	82	1,456

Total	$9,185	$13,297	$22,482	$3,769	$18,713

      Loss reserves, net of reinsurance recoverable, increased by $1.0 billion or 5% in 2006. The most significant increases occurred in the commercial casualty, workers’ compensation and professional liability classes of business. The decreases in gross loss reserves and reinsurance recoverable during 2006 in the property and marine, multiple peril and homeowners classes were due to payments and reductions in our loss estimates related to Hurricane Katrina. The decrease in reinsurance recoverable in the professional liability classes was due primarily to significant recoveries related to older accident years and the discontinuation of the per risk treaty in 2005.

      In establishing the loss reserves of our property and casualty subsidiaries, we consider facts currently known and the present state of the law and coverage litigation. Based on all information currently available, we believe that the aggregate loss reserves at December 31, 2006 were adequate to cover claims for losses that had occurred as of that date, including both those known to us and those yet to be reported. However, as described below, there are significant uncertainties inherent in the loss reserving process. It is therefore possible that management’s estimate of the ultimate liability for losses that had occurred as of December 31, 2006 may change, which could have a material effect on the Corporation’s results of operations and financial condition.

Estimates and Uncertainties

      The process of establishing loss reserves is complex and imprecise as it must take into consideration many variables that are subject to the outcome of future events. As a result, informed subjective estimates and judgments as to our ultimate exposure to losses are an integral component of our loss reserving process.

      Due to the inherent complexity of the loss reserving process and the potential variability of the assumptions used, the actual emergence of losses could vary, perhaps substantially, from the estimate of losses included in our financial statements, particularly when settlements may not occur until well into the future. Our net loss reserves at December 31, 2006 were $19.7 billion. Therefore, a relatively small percentage change in the estimate of net loss reserves would have a material effect on the Corporation’s results of operations.

      Reserves Other than Those Relating to Asbestos and Toxic Waste Claims. Our loss reserves include amounts related to short tail and long tail classes of business. “Tail” refers to the time period between the occurrence of a loss and the settlement of the claim. The longer the time span between the incidence of a loss and the settlement of the claim, the more the ultimate settlement amount can vary.

      Short tail classes consist principally of homeowners, commercial property and marine business. For these classes, the estimation of loss reserves is less complex because claims are generally reported and settled shortly after the loss occurs and the claims relate to tangible property.

      Most of our loss reserves relate to long tail liability classes of business. Long tail classes include directors and officers liability, errors and omissions liability and other professional liability coverages, commercial primary and excess liability, workers’ compensation and other liability coverages. For many liability claims significant periods of time, ranging up to several years or more, may elapse between the occurrence of the loss, the reporting of the loss to us and the settlement of the claim. As a result, loss experience in the more recent accident years for the long tail liability classes has limited statistical credibility because a relatively small proportion of losses in these accident years are reported claims and an even smaller proportion are paid losses. An accident year is the calendar year in which a loss is incurred or, in the case of claims-made policies, the calendar year in which a loss is reported. Liability claims are also more susceptible to litigation and can be significantly affected by changing contract interpretations and the legal environment. Consequently, the estimation of loss reserves for these classes is more complex and typically subject to a higher degree of variability than for short tail classes.

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

      Our actuaries perform a comprehensive annual review of loss reserves for each of the numerous classes of business we write prior to the determination of the year end carried reserves. The review process takes into consideration the variety of trends that impact the ultimate settlement of claims in each particular class of business. A similar, but somewhat less comprehensive, review is performed for the major classes of business prior to the determination of the June 30 carried reserves. At the end of the first and third quarters, our actuaries review the emergence of paid and reported losses relative to expectations and, as necessary, conduct reserve reviews for particular classes of business.

      The loss reserve estimation process relies on the basic assumption that past experience, adjusted for the effects of current developments and likely trends, is an appropriate basis for predicting future outcomes. As part of that process, our actuaries use a variety of actuarial methods that analyze experience, trends and other relevant factors. The principal standard actuarial methods used by our actuaries in the loss reserve reviews include loss development factor methods, expected loss ratio methods, Bornheutter-Ferguson methods and frequency/severity methods.

      Loss development factor methods generally assume that the losses yet to emerge for an accident year are proportional to the paid or reported loss amount observed so far. Reported losses include cumulative paid losses plus case reserves. Historical patterns of the development of paid and reported losses by accident year are applied to current paid and reported losses to generate estimated ultimate losses by accident year.

      Expected loss ratio methods use loss ratios for prior accident years, adjusted to reflect our evaluation of recent loss trends, the current risk environment, changes in our book of business and changes in our pricing and underwriting, to determine the appropriate expected loss ratio for a given accident year. The accident year expected loss ratio is multiplied by the calendar year earned premiums to calculate estimated ultimate losses.

      Bornheutter-Ferguson methods are combinations of an expected loss ratio method and a loss development factor method, where the loss development factor method is given more weight as an accident year matures.

      Frequency/severity methods first project ultimate claim counts (using one or more of the other methods described above) and then multiply those counts by an estimated average claim cost to estimate ultimate losses. The average claims costs are often estimated by fitting historical severity data to an observed trend.

      Using the various actuarial methods, our actuaries estimate the ultimate cost of all claims by accident year for each class of business. From this amount, cumulative paid losses and loss expenses and case reserves are subtracted to estimate the IBNR reserve for each class of business. The IBNR reserve includes a provision for claims that have occurred but have not yet been reported to us, some of which are not yet known to the insured, as well as a provision for future development on reported claims. A relatively large proportion of our net loss reserves, particularly for long tail liability classes, are reserves for IBNR losses. In fact, more than 65% of our aggregate net loss reserves at December 31, 2006 were for IBNR losses.

      In completing their loss reserve analysis, our actuaries are required to determine the most appropriate actuarial methods to employ for each class of business. Within each class, the business is further segregated by accident year and generally by jurisdiction. Each estimation method has its own pattern, parameter and/or judgmental dependencies, with no estimation method being better than the others in all situations. The relative strengths and weaknesses of the various estimation methods can also change over time. In many cases, multiple estimation methods will be valid for the particular facts and circumstances of the relevant class of business. The manner of application and the degree of reliance on a given method will vary by class of business, by accident year and by jurisdiction based on our actuaries’ evaluation of the above dependencies and the potential volatility of the loss frequency and severity patterns. The estimation methods selected or given weight by our actuaries at a particular valuation date are those that are believed to produce the most reliable indication for the loss reserves being evaluated. These selections incorporate input from claims personnel, pricing actuaries and underwriting management on loss cost trends and other factors that could affect the reserve estimates.

      For short tail classes, the emergence of paid and incurred losses is likely indicative of ultimate losses. For these classes, the loss development factor method is generally relatively straightforward to apply and usually requires only modest extrapolation. For long tail classes, applying the loss development factor method often requires more judgment in selecting development factors as well as more significant extrapolation. For those long tail classes with high frequency and relatively low per-loss severity (e.g. workers’ compensation), volatility will often be sufficiently modest for the loss development factor method to be given significant weight, except in the most recent accident years.

      For certain long tail classes of business, however, anticipated loss experience is less predictable because of the small number of claims and/or erratic claim severity patterns. These classes include directors and officers liability, errors and omissions liability and commercial excess liability, among others. For these classes, the actuarial estimates for the most recent accident years are based on less extrapolatory methods, such as expected loss ratio and Bornheutter-Ferguson methods. Over time, as a greater number of claims are reported and the statistical credibility of loss experience increases, loss development factor methods are given increasingly more weight.

      Using all the available data, our actuaries select an indicated loss reserve amount for each class of business based on the various assumptions, projections and methods. The total indicated reserve amount determined by our actuaries is an aggregate of the indicated reserve amounts for the individual classes of business. The ultimate outcome is likely to fall within a range of potential outcomes around this indicated amount, but the indicated amount is not expected to be precisely the ultimate liability.

      Senior management meets with the actuaries at the end of each quarter to review the results of the latest loss reserve analysis. Based on this review, management determines the carried reserve for each class of business. In making the determination, management considers numerous factors, such as changes in actuarial indications in the period, the maturity of the accident year, trends observed over the recent past and the level of volatility within a particular class of business. Such an assessment requires considerable judgment. It is often not possible to determine whether a change in the data represents credible actionable information or an anomaly. Even if a change is determined to be permanent, it is not always possible to determine the extent of the change until sometime later. As a result, there can be a time lag between the emergence of a change and a determination that the change should be reflected in the carried loss reserves. In general, changes are made more quickly to more mature accident years and less volatile classes of business.

      Among the numerous factors that contribute to the inherent uncertainty in the process of establishing loss reserves are the following:

•	changes in the inflation rate for goods and services related to covered damages such as medical care and home repair costs,

•	changes in the judicial interpretation of policy provisions relating to the determination of coverage,

•	changes in the general attitude of juries in the determination of liability and damages,

•	legislative actions,

•	changes in the medical condition of claimants,

•	changes in our estimates of the number and/or severity of claims that have been incurred but not reported as of the date of the financial statements,

•	changes in our book of business,

•	changes in our underwriting standards, and

•	changes in our claim handling procedures.

      In addition, we must consider the uncertain effects of emerging or potential claims and coverage issues that arise as legal, judicial and social conditions change. These issues can have a negative effect on our loss reserves by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims. Recent examples of such issues include the number of directors and officers liability claims arising out of stock option “backdating” practices by certain public companies, the number and size of directors and officers liability and errors and omissions liability claims arising out of investment banking practices and accounting and other corporate malfeasance, and exposure to claims asserted for bodily injury as a result of long-term exposure to harmful products or substances. As a result of issues such as these, the uncertainties inherent in estimating ultimate claim costs on the basis of past experience have grown, further complicating the already complex loss reserving process.

      As part of our loss reserving analysis, we take into consideration the various factors that contribute to the uncertainty in the loss reserving process. Those factors that could materially affect our loss reserve estimates include loss development patterns and loss cost trends, rate and exposure level changes, the effects of changes in coverage and policy limits, re-underwriting efforts and business mix shifts, the effects of regulatory and legislative developments, the effects of changes in judicial interpretations, the effects of emerging claims and coverage issues, and the effects of changes in claim handling practices. In making estimates of reserves, however, we do not necessarily make an explicit assumption for each of these factors. Moreover, all estimation methods do not utilize the same assumptions and typically no single method is determinative in the reserve analysis for a class of business. Consequently, changes in our loss reserve estimates generally are not the result of changes in any one assumption. Instead, the variability will be affected by the interplay of changes in multiple assumptions, many of which are implicit to the approaches used.

      For each class of business, we regularly adjust the assumptions and actuarial methods used in the estimation of loss reserves in response to our actual loss experience as well as our judgments regarding changes in trends and/or emerging patterns. In those instances where we primarily utilize analyses of historical patterns of the development of paid and reported losses, this may be reflected, for example, in the selection of revised loss development factors. In those long tail classes of business — professional liability and commercial casualty — that comprise a majority of our loss reserves and for which loss experience is less predictable due to potential changes in judicial interpretations, potential legislative actions and potential claims issues, this may be reflected in a judgmental change in our estimate of ultimate losses for particular accident years.

      The future impact of the various factors that contribute to the uncertainty in the loss reserving process is extremely difficult to predict. There is potential for significant variation in the development of loss reserves, particularly for long tail classes of business. We do not derive statistical loss distributions or outcome confidence levels around our loss reserve estimate. Actuarial ranges of reasonable estimates are not a true reflection of the potential volatility between carried loss reserves and the ultimate settlement amount of losses incurred prior to the balance sheet date. This is due, among other reasons, to the fact that actuarial ranges are developed based on known events as of the valuation date whereas the ultimate disposition of losses is subject to the outcome of events and circumstances that were unknown as of the valuation date.

      The following discussion includes disclosure of possible variation from current estimates of loss reserves due to a change in certain key assumptions for particular classes of business. These impacts are estimated individually, without consideration for any correlation among such assumptions or among lines of business. Therefore, it would be inappropriate to take the amounts and add them together in an attempt to estimate volatility for our loss reserves in total. We believe that the estimated variation in reserves detailed below is a reasonable estimate of the possible variation that may occur in the future. However, if such variation did occur, it would likely occur over a period of several years and therefore its impact on the Corporation’s results of operations would be spread over the same period. It is important to note, however, that there is the potential for future variation greater than the amounts discussed below.

      Two of the larger components of our loss reserves relate to the professional liability classes other than fidelity and commercial excess liability. The respective reported loss development patterns are key assumptions in estimating loss reserves for these classes of business, both as applied directly to more mature accident years and as applied indirectly (e.g., via Bornheutter-Ferguson methods) to less mature accident years.

      Reserves for the professional liability classes other than fidelity were $6.9 billion, net of reinsurance, at December 31, 2006. Based on a review of our loss experience, if the loss development factor for each accident year changed such that the cumulative loss development factor for the most recent accident year changed by 10%, we estimate that the net reserves for the professional liability classes other than fidelity would change by approximately $600 million, in either direction. This degree of change in the reported loss development pattern is within the historical variation around the averages in our data.

      Reserves for commercial excess liability (excluding asbestos and toxic waste claims) were $2.7 billion, net of reinsurance, at December 31, 2006. These reserves are included within commercial casualty. Based on a review of our loss experience, if the loss development factor for each accident year changed such that the cumulative loss development factor for the most recent accident year changed by 15%, we estimate that the net reserves for commercial excess liability would change by approximately $250 million, in either direction. This degree of change in the reported loss development pattern is within the historical variation around the averages in our data.

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

      We believe that the loss reserves carried at December 31, 2006 for asbestos and toxic waste claims were adequate. However, given the judicial decisions and legislative actions that have broadened the scope of coverage and expanded theories of liability in the past and the possibilities of similar interpretations in the future, it is possible that our estimate of loss reserves relating to these exposures may increase in future periods as new information becomes available and as claims develop.

      Asbestos Reserves. Asbestos remains the most significant and difficult mass tort for the insurance industry in terms of claims volume and dollar exposure. Asbestos claims relate primarily to bodily injuries asserted by those who came in contact with asbestos or products containing asbestos. Until recently, judicial interpretations and legislative actions attempted to maximize insurance availability from both a coverage and liability standpoint. Early court cases established the “continuous trigger” theory with respect to insurance coverage. Under this theory, insurance coverage is deemed to be triggered from the time a claimant is first exposed to asbestos until the manifestation of any disease. This interpretation of a policy trigger can involve insurance companies over many years and increases their exposure to liability.

      New asbestos claims and new exposures on existing claims have continued despite the fact that usage of asbestos has declined since the mid-1970’s. Each claim filing typically names dozens of defendants. The plaintiffs’ bar has solicited new claimants through extensive advertising and through asbestos medical screenings. A vast majority of asbestos bodily injury claims have been filed by claimants who do not show any signs of asbestos related disease. New asbestos cases are often filed in those jurisdictions with a reputation for judges and juries that are extremely sympathetic to plaintiffs.

      Approximately 80 manufacturers and distributors of asbestos products have filed for bankruptcy protection as a result of asbestos-related liabilities. A bankruptcy sometimes involves an agreement to a plan between the debtor and its creditors, including current and future asbestos claimants. Although the debtor is negotiating in part with its insurers’ money, insurers are generally given only limited opportunity to be heard. In addition to contributing to the overall number of claims, bankruptcy proceedings have also caused increased settlement demands against remaining solvent defendants.

      There have been several recent positive events in the asbestos environment:

•	Various challenges to mass screening claimants have been mounted, including a June 2005 U.S. District Court decision in Texas. Many believe that this decision is leading to higher medical evidentiary standards. For example, several asbestos injury settlement trusts have refused new claims that were based on the diagnosis of physicians or screening companies named in the case, citing questions regarding their reliability. Further investigations of the medical screening process for asbestos claims are underway.

•	A number of states have implemented legislative and judicial reforms that focus the courts’ attention on the claims of the most seriously injured. Legislation that sets medical criteria that must be met for plaintiffs to proceed with their claims has been enacted in several states and is pending in others. Similarly, judicial reforms such as inactive dockets, which preserve the right to sue for those who do not currently meet the specific medical criteria, have been established in several jurisdictions.

•	A number of key jurisdictions have adopted venue reform that requires plaintiffs to have a connection to the jurisdiction in order to file a complaint.

•	In recognition that many aspects of bankruptcy plans are unfair to certain classes of claimants and to the insurance industry, these plans are beginning to be closely scrutinized by the courts and rejected when appropriate.

      Our most significant individual asbestos exposures involve products liability on the part of “traditional” defendants who were engaged in the manufacture, distribution or installation of asbestos products. We wrote excess liability and/or general liability coverages for these insureds. While these insureds are relatively few in number, their exposure has become substantial due to the increased volume of claims, the erosion of the underlying limits and the bankruptcies of target defendants.

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

      Asbestos claims against the major manufacturers, distributors or installers of asbestos products were typically presented under the products liability section of primary general liability policies as well as under excess liability policies, both of which typically had aggregate limits that capped an insurer’s exposure. In recent years, a number of asbestos claims by insureds are being presented as “non-products” claims, such as those by installers of asbestos products and by property owners or operators who allegedly had asbestos on their property, under the premises or operations section of primary general liability policies. Unlike products exposures, these non-products exposures typically had no aggregate limits on coverage, creating potentially greater exposure. Further, in an effort to seek additional insurance coverage, some insureds with installation activities who have substantially eroded their products coverage are presenting new asbestos claims as non-products operations claims or attempting to reclassify previously settled products claims as non-products claims to restore a portion of previously exhausted products aggregate limits. It is difficult to predict whether insureds will be successful in asserting claims under non-products coverage or whether insurers will be successful in asserting additional defenses. Accordingly, the ultimate cost to insurers of the claims for coverage not subject to aggregate limits is uncertain.

      In establishing our asbestos reserves, we evaluate the exposure presented by each insured. As part of this evaluation, we consider a variety of factors including: the available insurance coverage; limits and deductibles; the jurisdictions involved; past settlement values of similar claims; the potential role of other insurance, particularly underlying coverage below our excess liability policies; potential bankruptcy impact; and applicable coverage defenses, including asbestos exclusions. We have assumed a continuing unfavorable legal environment with no benefit from any federal asbestos reform legislation. Proposed legislation that would have created a $140 billion asbestos trust fund but would have provided neither certainty nor finality was not adopted and the future of federal legislation remains uncertain.

      Our actuaries and claim personnel perform periodic analyses of our asbestos related exposures. The analyses during 2004 noted that both the number of peripheral asbestos defendants for whom we established reserves and the average severity of these claims were somewhat higher than expected. In addition, there was an increase in our estimate of the ultimate liabilities for one of our traditional asbestos defendants. The analyses during 2005 noted an increase in our estimate of the ultimate liabilities for two of our asbestos defendants. The analyses during 2006 noted positive developments, including several settlements, related to certain of our traditional asbestos defendants. At the same time, the analyses indicated that our exposure to loss from claims against our peripheral defendants was somewhat higher than previously expected. Based on these analyses, which were supported by our outside actuarial consultants, we increased our net asbestos loss reserves by $75 million in 2004, $35 million in 2005 and $18 million in 2006.

      The following table presents a reconciliation of the beginning and ending loss reserves related to asbestos claims.

	Years Ended December 31

	2006	2005	2004

	(in millions)
Gross loss reserves, beginning of year	$930	$961	$1,068
Reinsurance recoverable, beginning of year	50	55	56

Net loss reserves, beginning of year	880	906	1,012
Net incurred losses	18	35	75
Net losses paid	109	61	181

Net loss reserves, end of year	789	880	906
Reinsurance recoverable, end of year	52	50	55

Gross loss reserves, end of year	$841	$930	$961

      The following table presents the number of policyholders for whom we have open asbestos case reserves and the related net loss reserves at December 31, 2006 as well as the net losses paid during 2006 by component.

	Number of	Net Loss	Net Losses
	Policyholders	Reserves	Paid

		(in millions)
Traditional defendants	22	$203	$43
Peripheral defendants	392	451	66
Future claims from unknown policyholders		135

		$789	$109

      Significant uncertainty remains as to our ultimate liability related to asbestos related claims. This uncertainty is due to several factors including:

•	the long latency period between asbestos exposure and disease manifestation and the resulting potential for involvement of multiple policy periods for individual claims;

•	plaintiffs’ increased focus on peripheral defendants;

•	the volume of claims by unimpaired plaintiffs and the extent to which they can be precluded from making claims;

•	the efforts by insureds to obtain coverage not subject to aggregate limits;

•	the number of insureds seeking bankruptcy protection as a result of asbestos-related liabilities;

•	the ability of claimants to bring a claim in a state in which they have no residency or exposure;

•	the impact of the exhaustion of primary limits and the resulting increase in claims on excess liability policies we have issued;

•	inconsistent court decisions and diverging legal interpretations; and

•	the possibility, however remote, of federal legislation that would address the asbestos problem.

      These significant uncertainties are not likely to be resolved in the near future. While there have been some positive legislative and judicial developments in the asbestos arena over the past three years, it is too early to call it a trend.

      Toxic Waste Reserves. Toxic waste claims relate primarily to pollution and related cleanup costs. Our insureds have two potential areas of exposure — hazardous waste dump sites and pollution at the insured site primarily from underground storage tanks and manufacturing processes.

      The federal Comprehensive Environmental Response Compensation and Liability Act of 1980 (Superfund) has been interpreted to impose strict, retroactive and joint and several liability on potentially responsible parties (PRPs) for the cost of remediating hazardous waste sites. Most sites have multiple PRPs.

      Most PRPs named to date are parties who have been generators, transporters, past or present landowners or past or present site operators. These PRPs had proper government authorization in many instances. However, relative fault has not been a factor in establishing liability. Insurance policies issued to PRPs were not intended to cover the clean-up costs of pollution and, in many cases, did not intend to cover the pollution itself. In more recent years, however, policies specifically excluded such exposures.

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

      Without federal movement on Superfund reform, the enforcement of Superfund liability has occasionally shifted to the states. States are being forced to reconsider state-level cleanup statutes and regulations. As individual states move forward, the potential for conflicting state regulation becomes greater. In a few states, we have seen cases brought against insureds or directly against insurance companies for environmental pollution and natural resources damages. To date, only a few natural resource claims have been filed and they are being vigorously defended. Significant uncertainty remains as to the cost of remediating the state sites. Because of the large number of state sites, such sites could prove even more costly in the aggregate than Superfund sites.

      In establishing our toxic waste reserves, we evaluate the exposure presented by each insured. As part of this evaluation, we consider a variety of factors including: the probable liability, available insurance coverage, relevant judicial interpretations, past settlement values of similar claims as well as facts that are unique to each insured.

      Uncertainty remains as to our ultimate liability relating to toxic waste claims. However, toxic waste losses appear to be developing as expected due to relatively stable claim trends. In many cases, claims are being settled for less than initially anticipated due to more efficient site remediation efforts.

In other cases, we have been successful at buying back our policies, thus removing the threat of additional losses in the future.

      The following table presents a reconciliation of our beginning and ending loss reserves, net of reinsurance recoverable, related to toxic waste claims. There are virtually no reinsurance recoveries related to these claims.

	Years Ended
	December 31

	2006	2005	2004

	(in millions)
Reserves, beginning of year	$191	$208	$226
Incurred losses	6	—	—
Losses paid	28	17	18

Reserves, end of year	$169	$191	$208

      Of the net toxic waste loss reserves at December 31, 2006, $82 million was for IBNR losses.

      Reinsurance Recoverable. Reinsurance recoverable is the estimated amount recoverable from reinsurers related to the losses we have incurred. At December 31, 2006, reinsurance recoverable included $621 million recoverable with respect to paid losses and loss expenses, which is included in other assets, and $2.6 billion recoverable on unpaid losses and loss expenses.

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

      Ceded reinsurance contracts do not relieve our primary obligation to our policyholders. Consequently, an exposure exists with respect to reinsurance recoverable to the extent that any reinsurer is unable to meet its obligations or disputes the liabilities assumed under the reinsurance contracts. We are selective in regard to our reinsurers, placing reinsurance with only those reinsurers with strong balance sheets and superior underwriting ability, and we monitor the financial strength of our reinsurers on an ongoing basis. Nevertheless, in recent years, certain of our reinsurers have experienced financial difficulties or exited the reinsurance business. In addition, we may become involved in coverage disputes with our reinsurers. A provision for estimated uncollectible reinsurance is recorded based on periodic evaluations of balances due from reinsurers, the financial condition of the reinsurers, coverage disputes and other relevant factors.

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

      A reconciliation of our beginning and ending loss reserves, net of reinsurance, for the three years ended December 31, 2006 is as follows:

	2006	2005	2004

	(in millions)
Net loss reserves, beginning of year	$18,713	$16,809	$14,521

Net incurred losses and loss expenses related to
Current year	6,870	7,650	6,994
Prior years	(296)	163	327

	6,574	7,813	7,321

Net payments for losses and loss expenses related to
Current year	1,640	1,878	1,691
Prior years	3,948	4,031	3,342

	5,588	5,909	5,033

Net loss reserves, end of year	$19,699	$18,713	$16,809

      During 2006, we experienced overall favorable prior year development of $296 million, which represented 1.6% of the net loss reserves as of December 31, 2005. This compares with unfavorable prior year development of $163 million during 2005, which represented 1.0% of the net loss reserves at December 31, 2004, and $327 million during 2004, which represented 2.3% of the net loss reserves at December 31, 2003. Such development was reflected in operating results in these respective years.

      The net favorable development of $296 million in 2006 was due to various factors. The most significant factors were:

•	We experienced favorable development of about $190 million in the short tail homeowners and commercial property classes, primarily related to the 2005 accident year. This favorable development arose from the lower than expected emergence of losses during 2006 relative to expectations used to establish our loss reserves at the end of 2005. The severity of late reported property claims that emerged during 2006 was lower than expected and case development, including salvage recoveries, on previously reported claims was better than expected. Because the incidence of property losses is subject to a considerable element of fortuity, reserve estimates for these classes are based on an analysis of past loss experience on average over a period of years. As a result, the favorable development in 2006 was recognized but had a relatively modest effect on our determination of carried property loss reserves at December 31, 2006.

•	We experienced favorable development of about $70 million in the fidelity classes due to lower than expected reported loss emergence, mainly related to more recent accident years. Loss reserve estimates in these classes include an expectation of more large late reported losses than actually occurred in 2006. However, since we would still expect such losses to occur in a typical year, the favorable development in 2006 was given only modest weight in our determination of carried fidelity loss reserves at December 31, 2006.

•	We experienced favorable development of about $65 million in the run-off of our reinsurance assumed business due primarily to better than expected reported loss activity from cedants.

•	We experienced favorable development of about $45 million in the professional liability classes other than fidelity. Favorable development in the 2004 and 2005 accident years more than offset continued unfavorable development in accident years 2000 through 2002. Reported loss activity related to accident years 2004 and 2005 was less than expected due to a favorable business climate, lower policy limits and better terms and conditions. While these accident years are somewhat immature, we concluded that there was sufficient evidence to modestly decrease the expected loss ratios for these accident years. On the other hand, we continued to experience significant reported loss activity related to the 2000 through 2002 accident years, largely from claims related to corporate failures and allegations of management misconduct and accounting irregularities. As a result, we increased the expected loss ratios for these accident years. The fact that our initial estimates for accident years 2003 and subsequent are developing favorably was recognized as one among several factors in the determination of loss reserves for the 2006 accident year for these classes. Other factors included the specific aspects of the current claim environment and the recent downward trend in prices.

•	We experienced favorable development of about $25 million in the personal automobile class. Case development during 2006 on previously reported claims was better than expected, reflecting improved case management. Also, the number of late reported claims was less than expected, reflecting a continuation of recent generally favorable frequency trends. Both of these factors were reflected in the determination of the carried loss reserves for this class at December 31, 2006.

•	We experienced adverse development of about $100 million in the commercial liability classes, including $24 million related to asbestos and toxic waste claims. The adverse development was primarily due to reported loss activity in accident years prior to 1997 that was worse than expected. Modestly adverse development in the 1997 through 2002 accident years was offset by favorable development in the more recent accident years. The loss activity in accident years prior to 1997 primarily related to specific individual excess liability and other liability claims, which are inherently volatile. Therefore, this adverse development had little overall effect on our determination of carried loss reserves for these classes at December 31, 2006.

      The net unfavorable development of $163 million in 2005 was due to various factors. The most significant were:

•	We experienced adverse development of about $200 million in the professional liability classes other than fidelity. The adverse development resulted from continued significant reported loss activity related to accident years 1998 through 2002, largely from claims related to corporate failures and allegations of management misconduct and accounting irregularities. As a result, we increased the expected loss ratios for these accident years. Conversely, reported loss activity related to accident years 2003 and 2004 was less than expected due to a favorable business climate, lower policy limits and better terms and conditions. While these accident years are somewhat immature, we concluded that there was sufficient evidence to modestly decrease the expected loss ratios for these accident years.

•	We experienced adverse development of about $175 million related to accident years prior to 1996, including $35 million related to asbestos claims. The adverse development was due largely to our strengthening loss reserves for commercial liability classes, primarily commercial excess liability. There was significant reported loss activity during 2005 related to these older accident years, which caused us to extend the expected loss emergence period.

•	We experienced favorable development of about $160 million in the short tail homeowners and commercial property classes, primarily related to the 2004 accident year. The favorable development arose from the lower than expected emergence of late reported losses during 2005 relative to expectations used to establish our loss reserves at the end of 2004.

•	We experienced favorable development of about $60 million in the fidelity classes due to lower than expected reported loss emergence, mainly related to more recent accident years.

      The net unfavorable development of $327 million in 2004 was also the result of various factors. The most significant factors were:

•	We experienced adverse development of about $415 million in the professional liability classes other than fidelity. The adverse development resulted from significant reported loss activity in accident years 1998 through 2002 due in large part to claims related to corporate failures and allegations of management misconduct and accounting irregularities, especially those involving investment banks and other financial institutions. As a result, we increased the expected loss ratios for these accident years.

•	We experienced adverse development of about $185 million related to accident years prior to 1995, including $75 million related to asbestos claims. We strengthened loss reserves for certain commercial liability classes due to significant reported loss activity during 2004 related to these older accident years.

•	We experienced adverse development of about $50 million in the workers’ compensation class due primarily to higher average severity of the medical portion of these claims.

•	We experienced favorable development of about $270 million related to the 2003 accident year, due in large part to an unusually low amount of late reported homeowners and commercial property losses.

•	We experienced favorable development of $80 million due to a reduction of loss reserves related to the September 11 attack.

      In Item 1 of this report, we present an analysis of our consolidated loss reserve development on a calendar year basis for each of the ten years prior to 2006. The variability in reserve development over the ten year period illustrates the uncertainty of the loss reserving process.

      Our U.S. property and casualty subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities. These annual statements include an analysis of loss reserves, referred to as Schedule P, that presents accident year loss development information by line of business for the nine years prior to 2006. It is our intention to post the Schedule P for our combined U.S. property and casualty subsidiaries on our website as soon as it becomes available.

Investment Results

      Property and casualty investment income before taxes increased by 11% in both 2006 and 2005 compared with the respective prior years. Growth in both years was due to an increase in invested assets, which reflected substantial cash flow from operations over the period. The after-tax annualized yield on the investment portfolio that supports our property and casualty insurance business was 3.48% in 2006 compared with 3.45% in 2005 and 3.55% in 2004.

      The effective tax rate on our investment income was 19.8% in 2006 compared with 19.7% in 2005 and 19.8% in 2004. The effective tax rate fluctuates as the result of our holding a different proportion of our investment portfolio in tax-exempt securities during each year.

      On an after-tax basis, property and casualty investment income increased by 10% in 2006 and 11% in 2005. Management uses property and casualty investment income after-tax, a non-GAAP financial measure, to evaluate its investment performance because it reflects the impact of any change in the proportion of the investment portfolio invested in tax-exempt securities and is therefore more meaningful for analysis purposes than investment income before income tax.

Other Income and Charges

      Other income and charges, which include miscellaneous income and expenses of the property and casualty subsidiaries, were not significant in the last three years.

CORPORATE AND OTHER

      Corporate and other includes investment income earned on corporate invested assets, interest expense and other expenses not allocated to the operating subsidiaries, and the results of our real estate and other non-insurance subsidiaries. The results of Chubb Financial Solutions (CFS), which were previously reported separately, are now included in corporate and other. CFS, which provided customized financial products to corporate clients, has been in run-off since April 2003.

      Corporate and other also included income from our investment in a corporate joint venture, Allied World Assurance Company, Ltd. We acquired an interest in Allied World in 2001 and used the equity method of accounting for this investment. Income from this investment did not have a material effect on the Corporation’s results of operations in any year but did fluctuate significantly from quarter to quarter. In July 2006, Allied World sold previously unissued shares of common stock through an initial public offering. As a result of the public offering, we no longer consider Allied World to be a corporate joint venture. Accordingly, the equity method of accounting is no longer used for this investment. Instead, our investment in Allied World is now classified as an equity security. As such, it is carried at market value as of the balance sheet date with unrealized appreciation or depreciation credited or charged to comprehensive income. Consequently, income from our investment in Allied World will now only include any dividends we receive and gains or losses from any sale of our investment.

      Corporate and other produced a loss before taxes of $89 million in 2006 compared with losses of $172 million and $176 million in 2005 and 2004, respectively. The lower loss in 2006 compared with 2005 was primarily due to a significantly smaller loss in our real estate operations and higher investment income. Corporate and other results were similar in 2005 and 2004 as an increase in investment income in 2005 was substantially offset by a larger loss in our real estate operations. The growth in investment income in 2006 and 2005 was due to an increase in corporate invested assets over the period, resulting from the issuance of Chubb’s common stock upon the settlement of equity unit warrants and purchase contracts and under stock-based employee compensation plans.

Real Estate

      Real estate operations resulted in a loss before taxes of $3 million in 2006 compared with losses of $41 million in 2005 and $25 million in 2004. The improvement in real estate results in 2006 was due to a significant decrease in impairment losses compared with 2005. During 2005, we committed to a plan to sell a parcel of land in New Jersey that we had previously intended to hold and develop. The decision to sell the property was based on our assessment of the real estate market and our concern about zoning issues. As a result of our decision to sell this property, we reassessed the recoverability of its carrying value. Based on our reassessment, we recognized an impairment loss of $48 million during the year to reduce the carrying value of the property to its estimated fair value. The loss in 2004 was due primarily to the recognition of impairment losses on two commercial properties.

      Real estate revenues were $202 million in 2006, $115 million in 2005 and $70 million in 2004. The higher revenues in 2006 were due to the sale of one commercial property for approximately $110 million.

      At December 31, 2006, we owned approximately $145 million of land and $30 million of commercial properties and land parcels under lease. Management believes that it has made adequate provisions for impairment of real estate assets.

Chubb Financial Solutions

      CFS’s business was primarily structured credit derivatives, principally as a counterparty in portfolio credit default swap contracts. Chubb guaranteed all of these obligations. In April 2003, the Corporation announced its intention to exit CFS’s business. Since that date, CFS has negotiated the early termination of most of its contractual obligations within its financial products portfolio. The few remaining contracts will likely be run off over their remaining lives.

      In a typical portfolio credit default swap, CFS participated in the senior layer of a structure designed to replicate the performance of a portfolio of corporate or asset-backed securities. The structure of these portfolio credit default swaps generally would require CFS to make payment to counterparties to the extent cumulative losses, related to credit events of the referenced entities within a portfolio, exceed a specified threshold.

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

      CFS produced near breakeven results in 2006 compared with a loss before taxes of $9 million in 2005 and $19 million in 2004. The loss in 2005 related to the termination of a principal and interest guarantee contract. The loss in 2004 related to the termination of CFS’s obligations under several portfolio credit default swaps.

      CFS’s aggregate exposure, or retained risk, from each of its remaining in-force portfolio credit default swaps is referred to as notional amount. Notional amounts are used to express the extent of involvement in swap transactions. These amounts are used to calculate the exchange of contractual cash flows and are not necessarily representative of the potential for gain or loss. The notional amounts are not recorded on the balance sheet.

      Since we decided to exit this business, CFS has terminated certain portfolio credit default swaps with the original counterparties at negotiated settlement amounts. CFS has also entered into credit default swaps with third parties that effectively offset existing credit default swaps. As of December 31, 2006, the notional amount of such offsetting credit default swaps was approximately $1.7 billion.

      The notional amount of CFS’s remaining credit default swaps was $1.1 billion at December 31, 2006. Our realistic loss exposure is a very small portion of the $1.1 billion notional amount as our position is senior to subordinated interests of about $600 million in the aggregate. In addition, using our internal ratings models, we estimate that the credit ratings of the remaining individual portfolio credit default swaps at December 31, 2006 were AAA.

      In addition to portfolio credit default swaps, CFS entered into a derivative contract linked to an equity market index that terminates in 2012 and a few other insignificant transactions.

      The notional amount and fair value of our future obligations under derivative contracts were as follows:

	December 31

	Notional Amount		Fair Value

	2006	2005	2006	2005

	(in billions)		(in millions)
Credit default swaps	$1.1	$1.0	$2	$2
Other	.3	.3	6	7

	$1.4	$1.3	$8	$9

REALIZED INVESTMENT GAINS AND LOSSES

      Net investment gains realized were as follows:

	Years Ended December 31

	2006	2005	2004

	(in millions)
Net realized gains (losses)
Equity securities	$51	$75	$70
Fixed maturities	(2)	(35)	24
Other invested assets	209	162	155
Transfer of reinsurance assumed business	—	171	—
Personal Lines Insurance Brokerage	—	16	—
Chubb Institute	—	—	(31)

	258	389	218

Other-than-temporary impairment losses
Equity securities	10	1	—
Fixed maturities	3	4	—

	13	5	—

Realized investment gains before tax	$245	$384	$218

Realized investment gains after tax	$161	$248	$146

      The net realized gains on other invested assets represent our share of changes in the estimated fair value of limited partnerships in which we have an interest.

      In 2005, we transferred our ongoing reinsurance business and certain related assets to Harbor Point Limited. In exchange, we received from Harbor Point $200 million of 6% convertible notes and warrants to purchase common stock of Harbor Point. The notes and warrants represent in the aggregate on a fully diluted basis approximately 16% of the new company. The transaction resulted in a pre-tax gain of $204 million, of which $171 million was recognized as a realized investment gain in 2005. The remaining gain of $33 million was deferred and will be recognized based on the timing of the ultimate disposition of our economic interest in Harbor Point.

      In 2005, we completed the sale of Personal Lines Insurance Brokerage, Inc. Based on the terms of the sale, we recognized a gain of $16 million.

      In 2004, we sold The Chubb Institute. Under the terms of the sale, we recognized a loss of $31 million.

      Decisions to sell equity securities and fixed maturities are governed principally by considerations of investment opportunities and tax consequences. As a result, realized gains and losses on the sale of these investments may vary significantly from period to period. However, such gains and losses generally have little, if any, impact on shareholders’ equity as almost all of these investments are carried at fair value, with the unrealized appreciation or depreciation reflected in comprehensive income.

      A primary reason for the sale of fixed maturities in each of the last three years has been to improve our after-tax portfolio return without sacrificing quality where market opportunities have existed to do so. In addition, in the fourth quarter of 2005, to reduce our income tax liability, we engaged in a program to sell taxable and tax-exempt fixed maturities to generate realized losses to offset a portion of the gain related to the Harbor Point transaction.

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

      Information related to investment securities in an unrealized loss position at December 31, 2006 and 2005 is included in Note (4)(b) of the Notes to Consolidated Financial Statements.

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

CAPITAL RESOURCES AND LIQUIDITY

      Capital resources and liquidity represent a company’s overall financial strength and its ability to generate cash flows, borrow funds at competitive rates and raise new capital to meet operating and growth needs.

Capital Resources

      Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. At December 31, 2006, the Corporation had shareholders’ equity of $13.9 billion and total debt of $2.5 billion.

      The Board of Directors approved a two-for-one stock split in the form of a stock dividend payable to shareholders of record on March 31, 2006. Share and per share amounts have been adjusted to reflect the stock split.

      In 2003, Chubb issued $460 million of unsecured 2.25% senior notes due in 2008 and 18.4 million purchase contracts to purchase its common stock. The notes and purchase contracts were issued together in the form of 7% equity units, each of which initially represented $25 principal amount of notes and one purchase contract. In May 2006, the notes were successfully remarketed as required by their terms. The interest rate on the notes was reset to 5.472% from 2.25%, effective May 16, 2006. The remarketed notes mature on August 16, 2008. Each purchase contract obligated the holder to purchase, on or before August 16, 2006, for a settlement price of $25, a variable number of shares of Chubb’s common stock. The number of shares purchased was determined based on a formula that considered the market price of Chubb’s common stock immediately prior to the time of settlement in relation to the $29.75 per share sale price of the common stock at the time the equity units were offered. Upon settlement of the purchase contracts, Chubb issued 12,883,527 shares of common stock and received proceeds of $460 million.

      In 2002, Chubb issued $600 million of unsecured 4% senior notes due in 2007 and 24 million mandatorily exercisable warrants to purchase its common stock. The notes and warrants were issued together in the form of 7% equity units, each of which initially represented $25 principal amount of notes and one warrant. In August 2005, the notes were successfully remarketed as required by their terms. The interest rate on the notes was reset to 4.934%, effective August 16, 2005. The remarketed notes mature on November 16, 2007. Each warrant obligated the holder to purchase, on or before November 16, 2005, for a settlement price of $25, a variable number of shares of Chubb’s common stock. The number of shares purchased was determined based on a formula that considered the market price of Chubb’s common stock immediately prior to the time of settlement in relation to the $28.32 per share sale price of the common stock at the time the equity units were offered. Upon settlement of the warrants, Chubb issued 17,366,234 shares of common stock and received proceeds of $600 million.

      Chubb also has outstanding $225 million of unsecured 3.95% notes due in 2008, $400 million of unsecured 6% notes due in 2011, $275 million of unsecured 5.2% notes due in 2013, $100 million of unsecured 6.6% debentures due in 2018 and $200 million of unsecured 6.8% debentures due in 2031. Chubb Executive Risk Inc., a wholly owned subsidiary, has outstanding $75 million of unsecured 7 1/8% notes due in 2007, which are guaranteed by Chubb.

      At December 31, 2006, Executive Risk Capital Trust, wholly owned by Chubb Executive Risk, had outstanding $125 million of 8.675% capital securities. The sole assets of the Trust were debentures issued by Chubb Executive Risk. The capital securities were subject to mandatory redemption in 2027 upon repayment of the debentures. The capital securities were also subject to mandatory redemption in certain other specified circumstances beginning in 2007. On February 1, 2007, the debentures were repaid and the Trust redeemed the capital securities at a price that included a make-whole premium of $5 million in the aggregate.

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

      In June 2003, a shelf registration statement that Chubb filed in March 2003 was declared effective by the Securities and Exchange Commission. Under the registration statement, up to $2.5 billion of various types of securities could be issued. At December 31, 2006, approximately $650 million remained under the shelf registration statement.

      In December 2005, the Board of Directors authorized the repurchase of up to 28,000,000 shares of Chubb’s common stock. In December 2006, the Board of Directors authorized the repurchase of up to an additional 20,000,000 shares of common stock.

      In 2005, we repurchased 2,787,800 shares of Chubb’s common stock in open market transactions at a cost of $135 million. In January 2006, we repurchased 5,100,000 shares under an accelerated stock buyback program at an initial price of $48.91 per share, for a total cost of $249 million. The program was completed in March, at which time, under the terms of the agreement, we received a price adjustment based on the volume weighted average price of Chubb’s common stock during the program period. The price adjustment could be settled, at our election, in Chubb’s common stock or cash. We elected to have the counterparty deliver 125,562 additional shares in settlement of the price adjustment. During the remainder of 2006, we repurchased 20,140,700 shares in the open market. In the aggregate, in 2006, we repurchased 25,366,262 shares of Chubb’s common stock at a cost of $1,257 million. As of December 31, 2006, 19,845,938 shares remained under the 2006 share repurchase authorization, which has no expiration date. Based on our outlook for 2007, we expect to repurchase all of the shares remaining under the 2006 authorization by the end of 2007.

Ratings

      Chubb and its insurance subsidiaries are rated by major rating agencies. These ratings reflect the rating agency’s opinion of our financial strength, operating performance, strategic position and ability to meet our obligations to policyholders.

      Credit ratings assess a company’s ability to make timely payments of interest and principal on its debt. The following table summarizes the Corporation’s credit ratings from the major independent rating organizations as of February 26, 2007.

Standard &
	A.M. Best	Poor’s	Moody’s	Fitch

Senior unsecured debt rating	aa-	A	A2	A+
Commercial paper	AMB-1+	A-1	P-1	F-1

      Financial strength ratings assess an insurer’s ability to meet its financial obligations to policyholders. The following table summarizes our property and casualty subsidiaries’ financial strength ratings from the major independent rating organizations as of February 26, 2007.

Standard &
	A.M. Best	Poor’s	Moody’s	Fitch

Financial strength	A++	AA	Aa2	AA

      Ratings are an important factor in establishing our competitive position in the insurance markets. There can be no assurance that our ratings will continue for any given period of time or that they will not be changed.

      It is possible that positive or negative rating actions by one or more of the rating agencies may occur in the future. If our ratings were downgraded, we may incur higher borrowing costs and may have more limited means to access capital. In addition, a downgrade in our financial strength ratings could adversely affect the competitive position of our insurance operations, including a possible reduction in demand for our products in certain markets.

Liquidity

      Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet the short and long term cash requirements of its business operations.

      The Corporation’s liquidity requirements in the past have been met by funds from operations as well as the issuance of commercial paper and debt and equity securities. We expect that our liquidity requirements in the future will be met by these sources of funds or borrowings from our credit facility.

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

      Our strong underwriting results continued to generate substantial new cash in 2006. New cash from operations available for investment by the property and casualty subsidiaries was approximately $2.7 billion in 2006 compared with $3.4 billion in 2005 and $3.8 billion in 2004. New cash available was lower in 2006 than in 2005 due primarily to substantially higher income tax payments and lower premium receipts. New cash available in 2005 was lower than in 2004 due to a significant increase in paid losses in 2005 whereas premium receipts were only modestly higher compared with 2004. The increase in paid losses in 2005 was due primarily to directors and officers liability payments related to accident years 2002 and prior, payments related to Hurricane Katrina and payments related to two surety claims.

      Our property and casualty subsidiaries maintain investments in highly liquid, short-term and other marketable securities. Accordingly, we do not anticipate selling long-term fixed maturity investments to meet any liquidity needs.

      Chubb’s liquidity requirements primarily include the payment of dividends to shareholders and interest and principal on debt obligations. The declaration and payment of future dividends to Chubb’s shareholders will be at the discretion of Chubb’s Board of Directors and will depend upon many factors, including our operating results, financial condition, capital requirements and any regulatory constraints.

      As a holding company, Chubb’s ability to continue to pay dividends to shareholders and to satisfy its debt obligations relies on the availability of liquid assets, which is dependent in large part on the dividend paying ability of its property and casualty subsidiaries. Our property and casualty subsidiaries are subject to laws and regulations in the jurisdictions in which they operate that restrict the amount of dividends they may pay without the prior approval of regulatory authorities. The restrictions are generally based on net income and on certain levels of policyholders’ surplus as determined in accordance with statutory accounting practices. Dividends in excess of such thresholds are considered “extraordinary” and require prior regulatory approval. During 2006, these subsidiaries paid to Chubb dividends totaling $650 million. The maximum dividend distribution that may be made by the property and casualty subsidiaries to Chubb during 2007 without prior approval is approximately $1.6 billion.

      Chubb has a revolving credit agreement with a group of banks that provides for unsecured borrowings of up to $500 million. The revolving credit facility terminates on June 22, 2010. On the termination date of the agreement, any loans then outstanding become payable. There have been no borrowings under this agreement. Various interest rate options are available to Chubb, all of which are based on market interest rates. The agreement contains customary restrictive covenants including a covenant to maintain a minimum consolidated shareholders’ equity, as adjusted. At December 31, 2006, Chubb was in compliance with all such covenants. The facility is available for general corporate purposes and to support our commercial paper borrowing arrangement.

Contractual Obligations and Off-Balance Sheet Arrangements

      The following table provides our future payments due by period under contractual obligations as of December 31, 2006, aggregated by type of obligation.

		2008	2010
		and	and	There-
	2007	2009	2011	after		Total

	(in millions)
Principal due under long-term debt	$675	$685	$400	$700	(a)	$2,460
Interest payments on long-term debt	133	156	136	482	(a)	907
Future minimum rental payments under operating leases	87	149	116	219		571

Total	$895	$990	$652	$1,401		$3,938

(a)	On February 1, 2007, $125 million of 8.675% capital securities due February 2027 were redeemed.

      The above table excludes certain commitments totaling $1.5 billion at December 31, 2006 to fund limited partnership investments. These capital commitments can be called by the partnerships during the commitment period (on average, 1 to 5 years) to fund working capital needs or the purchase of new investments.

      The above table also excludes estimated future cash flows related to our carried loss reserves at December 31, 2006. There is typically no stated contractual commitment associated with property and casualty insurance loss reserves. The obligation to pay a claim arises only when a covered loss event occurs and a settlement is reached. The vast majority of our loss reserves relate to claims for which settlements have not yet been reached. Our loss reserves therefore represent estimates of future payments. These estimates are dependent on the outcome of claim settlements that will occur over many years. Accordingly, the payment of the loss reserves is not fixed as to either amount or timing.

      Our gross liability for unpaid losses and loss expenses was $22.3 billion at December 31, 2006. Of this $22.3 billion liability, we estimate that approximately $5.1 billion will be paid in 2007, an aggregate $7.1 billion will be paid in 2008 and 2009, and an aggregate $3.8 billion will be paid in 2010 and 2011. The estimate is based on our historical loss payment patterns. The ultimate amount and timing of loss payments will likely differ from our estimate and the differences could be material. We expect that these loss payments will be funded, in large part, by future cash receipts from operations.

      The Corporation does not have any off-balance sheet arrangements that are reasonably likely to have a material effect on the Corporation’s financial condition, results of operations, liquidity or capital resources, other than as disclosed in Note (14) of the Notes to Consolidated Financial Statements.

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

      Our investment portfolio is primarily comprised of high quality bonds, principally tax-exempt, U.S. Treasury and government agency, mortgage-backed securities and corporate issues as well as foreign government and corporate bonds that support our international operations. In addition, the portfolio includes equity securities, primarily publicly traded common stocks, and other invested assets, primarily private equity limited partnerships, all of which are held with the objective of capital appreciation.

      In our U.S. operations, during 2006, 2005 and 2004, we invested new cash in tax-exempt bonds and, to a lesser extent, equity securities. In 2005 and 2004, we also invested new cash in taxable bonds, whereas in 2006 we decreased our holdings of taxable bonds, principally U.S. Treasury securities. In 2005, the taxable bonds we invested in were primarily mortgage-backed securities and, to a lesser extent, corporate bonds. In 2004, the taxable bonds were primarily U.S. Treasury securities and mortgage-backed securities and, to a lesser extent, corporate bonds. Our objective is to achieve the appropriate mix of taxable and tax-exempt securities in our portfolio to balance both investment and tax strategies. At December 31, 2006, 65% of our U.S. fixed maturity portfolio was invested in tax-exempt bonds compared with 60% at December 31, 2005 and 59% at December 31, 2004.

      Fixed maturity securities that we have the ability and intent to hold to maturity are classified as held-to-maturity. All our other fixed maturities, which may be sold prior to maturity to support our investment strategies, such as in response to changes in interest rates and the yield curve or to maximize after-tax returns, are classified as available-for-sale. Fixed maturities classified as held-to-maturity are carried at amortized cost while fixed maturities classified as available-for-sale are carried at market value. About 1% of the fixed maturity portfolio was classified as held-to-maturity at December 31, 2006, 2005 and 2004.

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

      The unrealized appreciation before tax of investments carried at market value, which includes fixed maturities classified as available-for-sale and equity securities, was $603 million, $478 million and $961 million at December 31, 2006, 2005 and 2004, respectively. Such unrealized appreciation is reflected in comprehensive income, net of applicable deferred income tax.

      The unrealized market appreciation before tax of those fixed maturities carried at amortized cost was $7 million, $11 million and $21 million at December 31, 2006, 2005 and 2004, respectively. Such unrealized appreciation was not reflected in the consolidated financial statements.

      Changes in unrealized market appreciation or depreciation of fixed maturities were due primarily to fluctuations in interest rates.

CHANGE IN ACCOUNTING PRINCIPLES

      Effective December 31, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in the funded status in comprehensive income in the year in which the changes occur. Retrospective application is not permitted. The adoption of SFAS No. 158 reduced shareholders’ equity at December 31, 2006 by $281 million. Adoption of the Statement did not have any effect on the Corporation’s net income in 2006 and will not in future years. The adoption of the SFAS No. 158 is discussed further in Note (2)(c) of the Notes to Consolidated Financial Statements.

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

      The following table provides information about our fixed maturity investments, which are sensitive to changes in interest rates. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates at December 31, 2006 and 2005. The cash flows are based on the earlier of the call date or the maturity date or, for mortgage-backed securities, expected payment patterns. Actual cash flows could differ from the expected amounts.

	At December 31, 2006

							Total

								Estimated
						There-	Amortized	Market
	2007	2008	2009	2010	2011	after	Cost	Value

	(in millions)
Tax-exempt	$915	$868	$1,007	$1,094	$1,492	$12,073	$17,449	$17,755
Average interest rate	5.3%	5.2%	5.0%	4.7%	4.3%	4.1%	—	—
Taxable — other than mortgage-backed securities	757	1,151	1,834	1,278	1,053	3,831	9,904	9,879
Average interest rate	5.6%	4.8%	4.5%	4.8%	5.1%	5.0%	—	—
Mortgage-backed securities	473	675	583	550	523	1,602	4,406	4,339
Average interest rate	4.5%	5.2%	4.7%	4.7%	4.8%	5.1%	—	—

Total	$2,145	$2,694	$3,424	$2,922	$3,068	$17,506	$31,759	$31,973

	At December 31, 2005

							Total

								Estimated
						There-	Amortized	Market
	2006	2007	2008	2009	2010	after	Cost	Value

	(in millions)
Tax-exempt	$742	$715	$942	$1,031	$1,092	$11,131	$15,653	$15,965
Average interest rate	5.5%	5.3%	5.1%	5.1%	4.8%	4.1%	—	—
Taxable — other than mortgage-backed securities	912	1,261	1,415	1,659	1,257	3,662	10,166	10,267
Average interest rate	4.6%	4.5%	4.6%	4.4%	4.8%	5.0%	—	—
Mortgage-backed securities	411	446	704	579	539	1,671	4,350	4,302
Average interest rate	4.8%	4.6%	5.2%	4.7%	4.6%	4.9%	—	—

Total	$2,065	$2,422	$3,061	$3,269	$2,888	$16,464	$30,169	$30,534

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

      Mortgage-backed securities comprised 31% and 30% of our taxable bond portfolio at year-end 2006 and 2005, respectively. About 67% of our mortgage-backed securities holdings at December 31, 2006 related to residential mortgages consisting of government agency pass-through securities, government agency collateralized mortgage obligations (CMOs) and AAA rated non-agency CMOs backed by government agency collateral or single family home mortgages. The majority of the CMOs are actively traded in liquid markets and market value information is readily available from broker/ dealers. An additional 25% of our mortgage-backed securities were call protected, AAA rated commercial mortgage-backed securities. The remaining mortgage-backed holdings were all investment grade, predominantly commercial mortgage-backed securities.

      Foreign currency risk is the sensitivity to foreign exchange rate fluctuations of the market value and investment income related to foreign currency denominated financial instruments. The functional currency of our foreign operations is generally the currency of the local operating environment since business is primarily transacted in such local currency. We reduce the risks relating to currency fluctuations by generally maintaining investments in those foreign currencies in which our property and casualty subsidiaries have loss reserves and other liabilities. Such investments generally have characteristics similar to our liabilities in those currencies. At December 31, 2006, the property and casualty subsidiaries held non-U.S. investments of $5.7 billion supporting their international operations. These investments have quality and maturity characteristics similar to our domestic portfolio. The principal currencies creating foreign exchange rate risk for the property and casualty subsidiaries are the Canadian dollar, the British pound sterling and the euro.

      The following table provides information about those fixed maturity investments that are denominated in these currencies. The table presents cash flows of principal amounts in U.S. dollar equivalents by expected maturity dates at December 31, 2006. Actual cash flows could differ from the expected amounts.

	At December 31, 2006

							Total

								Estimated
						There-	Amortized	Market
	2007	2008	2009	2010	2011	after	Cost	Value

	(in millions)
Canadian dollar	$112	$213	$211	$210	$214	$552	$1,512	$1,527
British pound sterling	28	123	244	243	124	565	1,327	1,309
Euro	76	50	180	94	170	589	1,159	1,151

      Equity price risk is the potential loss in market value of our equity securities resulting from adverse changes in stock prices. In general, equities have more year-to-year price variability than intermediate term high grade bonds. However, returns over longer time frames have been consistently higher. Our publicly traded equity securities are high quality, diversified across industries and readily marketable. A hypothetical decrease of 10% in the market price of each of the equity securities held at December 31, 2006 and 2005 would have resulted in a decrease of $196 million and $117 million, respectively, in the fair value of the equity securities portfolio.

      Our other invested assets comprise investments in private equity limited partnerships. Limited partnership investments by their nature are less liquid and involve more risk than other investments. We actively manage our market risk through type of asset class and domestic and international diversification. We review the performance of these investments on a quarterly basis and we obtain audited financial statements. A hypothetical decrease of 10% in the fair value of each of our limited partnership investments at December 31, 2006 and 2005 would have resulted in a decrease of $152 million and $104 million, respectively.

      All of the above risks are monitored on an ongoing basis. A combination of in-house systems and proprietary models and externally licensed software are used to analyze individual securities as well as each portfolio. These tools provide the portfolio managers with information to assist them in the evaluation of the market risks of the portfolio.

Debt

      We also have interest rate risk on our debt obligations. The following table provides information about our long term debt obligations and related interest rate swap at December 31, 2006. For debt obligations, the table presents expected cash flow of principal amounts and related weighted average interest rates by maturity date. For the interest rate swap, the table presents the notional amount and related average interest rates by maturity date.

	At December 31, 2006

									Estimated
						There-			Market
	2007	2008	2009	2010	2011	after		Total	Value

	(in millions)
Long-term debt
Expected cash flows of principal amounts	$675	$685	$—	$—	$400	$700	(b)	$2,460	$2,504
Average interest rate	5.2%	5.0%	—	—	6.0%	6.5%
Interest rate swap
Notional amount	$—	$—	$—	$—	$—	$125	(b)	$125	$6
Variable pay rate						7.4	%(a)
Fixed receive rate						8.675%

(a)	3 month LIBOR rate plus 204 basis points

(b)	On February 1, 2007, $125 million of 8.675% capital securities due February 1, 2027 were redeemed and the interest rate swap was terminated.

Item 8.  Consolidated Financial Statements and Supplementary Data

      Consolidated financial statements of the Corporation at December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006 and the report thereon of our independent registered public accounting firm, and the Corporation’s unaudited quarterly financial data for the two-year period ended December 31, 2006 are listed in Item 15(a) of this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.  Controls and Procedures

      As of December 31, 2006, an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures was performed under the supervision and with the participation of the Corporation’s management, including the chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Corporation’s disclosure controls and procedures were effective as of the evaluation date.

      During the three month period ended December 31, 2006, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

      Management conducted an assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2006, the Corporation’s internal control over financial reporting is effective.

      Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Corporation’s consolidated financial statements. Their attestation report on management’s assessment of the Corporation’s internal control over financial reporting is shown on page 64.

Item 9B.  Other Information

      None.

Report of Independent Registered Public Accounting Firm

Ernst & Young LLP

5 Times Square
New York, New York 10036

The Board of Directors and Shareholders

The Chubb Corporation

      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that The Chubb Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.

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

      In our opinion, management’s assessment that The Chubb Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, The Chubb Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Chubb Corporation as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, cash flows and comprehensive income for each of the three years in the period ended December 31, 2006, and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

February 26, 2007

PART III.

Item 10.  Directors and Executive Officers of the Registrant

      Information regarding Chubb’s directors is incorporated by reference from Chubb’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders under the caption “Our Board of Directors.” Information regarding Chubb’s executive officers is included in Part I of this report under the caption “Executive Officers of the Registrant.” Information regarding Section 16 reporting compliance of Chubb’s directors, executive officers and 10% beneficial owners is incorporated by reference from Chubb’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Information regarding Chubb’s Code of Ethics for CEO and Senior Financial Officers is included in Item 1 of this report under the caption “Business — General.” Information regarding the Audit Committee of Chubb’s Board of Directors and its Audit Committee financial experts is incorporated by reference from Chubb’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders under the captions “Corporate Governance — Audit Committee” and “Committee Assignments.”

Item 11.  Executive Compensation

      Incorporated by reference from Chubb’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders, under the captions “Corporate Governance — Directors’ Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Incorporated by reference from Chubb’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13.  Certain Relationships and Related Transactions

      Incorporated by reference from Chubb’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders, under the caption “Certain Transactions and Other Matters.”

Item 14.  Principal Accountant Fees and Services

      Incorporated by reference from Chubb’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders, under the caption “Proposal 3: Ratification of Appointment of Independent Auditor.”

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
February 22, 2007

By	/s/ John D. Finnegan

(John D. Finnegan Chairman, President and
Chief Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John D. Finnegan (John D. Finnegan)	Chairman, President, Chief Executive Officer and Director	February 22, 2007

/s/ Zoë Baird (Zoë Baird)	Director	February 22, 2007

/s/ Sheila P. Burke (Sheila P. Burke)	Director	February 22, 2007

/s/ James I. Cash, Jr. (James I. Cash, Jr.)	Director	February 22, 2007

/s/ Joel J. Cohen (Joel J. Cohen)	Director	February 22, 2007

/s/ Klaus J. Mangold (Klaus J. Mangold)	Director	February 22, 2007

Signature	Title	Date

/s/ David G. Scholey (David G. Scholey)	Director	February 22, 2007

/s/ Raymond G.H. Seitz (Raymond G.H. Seitz)	Director	February 22, 2007

/s/ Lawrence M. Small (Lawrence M. Small)	Director	February 22, 2007

/s/ Daniel E. Somers (Daniel E. Somers)	Director	February 22, 2007

/s/ Karen Hastie Williams (Karen Hastie Williams)	Director	February 22, 2007

/s/ Alfred W. Zollar (Alfred W. Zollar)	Director	February 22, 2007

/s/ Michael O’Reilly (Michael O’Reilly)	Vice Chairman and Chief Financial Officer	February 22, 2007

/s/ Henry B. Schram (Henry B. Schram)	Senior Vice President and Chief Accounting Officer	February 22, 2007

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ERNST & YOUNG LLP
5 Times Square
New York, New York 10036
The Board of Directors and Shareholders
The Chubb Corporation
      We have audited the accompanying consolidated balance sheets of The Chubb Corporation as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, cash flows and comprehensive income for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Chubb Corporation at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
      As discussed in Note (2)(c) to the financial statements, in 2006, the Corporation changed its method of accounting for its defined benefit pension and other postretirement plans.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Chubb Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
February 26, 2007

THE CHUBB CORPORATION
Consolidated Statements of Income

	In Millions,
	Except For Per Share Amounts
	Years Ended December 31
	2006	2005	2004

Revenues
Premiums Earned	$11,958	$12,176	$11,636
Investment Income	1,580	1,408	1,256
Other Revenues	220	115	67
Realized Investment Gains	245	384	218

TOTAL REVENUES	14,003	14,083	13,177

Losses and Expenses
Losses and Loss Expenses	6,574	7,813	7,321
Amortization of Deferred Policy Acquisition Costs	2,919	2,931	2,843
Other Insurance Operating Costs and Expenses	550	512	630
Investment Expenses	34	29	25
Other Expenses	207	161	111
Corporate Expenses	194	190	179

TOTAL LOSSES AND EXPENSES	10,478	11,636	11,109

INCOME BEFORE FEDERAL AND FOREIGN INCOME TAX	3,525	2,447	2,068

Federal and Foreign Income Tax	997	621	520

NET INCOME	$2,528	$1,826	$1,548

Net Income Per Share
Basic	$6.13	$4.61	$4.08
Diluted	5.98	4.47	4.01
See accompanying notes.

THE CHUBB CORPORATION
Consolidated Balance Sheets

	In Millions
	December 31
	2006	2005

Assets
Invested Assets
Short Term Investments	$2,254	$1,899
Fixed Maturities
Held-to-Maturity — Tax Exempt (market $142 and $216)	135	205
Available-for-Sale
Tax Exempt (cost $17,314 and $15,449)	17,613	15,750
Taxable (cost $14,310 and $14,515)	14,218	14,568
Equity Securities (cost $1,561 and $1,045)	1,957	1,169
Other Invested Assets	1,516	1,043

TOTAL INVESTED ASSETS	37,693	34,634

Cash	38	36
Securities Lending Collateral	2,620	2,077
Accrued Investment Income	411	391
Premiums Receivable	2,314	2,319
Reinsurance Recoverable on Unpaid Losses and Loss Expenses	2,594	3,769
Prepaid Reinsurance Premiums	354	244
Deferred Policy Acquisition Costs	1,480	1,445
Real Estate Assets	201	367
Investment in Partially Owned Company	—	260
Deferred Income Tax	591	623
Goodwill	467	467
Other Assets	1,514	1,429

TOTAL ASSETS	$50,277	$48,061

Liabilities
Unpaid Losses and Loss Expenses	$22,293	$22,482
Unearned Premiums	6,546	6,361
Securities Lending Payable	2,620	2,077
Long Term Debt	2,466	2,467
Dividend Payable to Shareholders	104	90
Accrued Expenses and Other Liabilities	2,385	2,177

TOTAL LIABILITIES	36,414	35,654

Commitments and Contingent Liabilities (Note 9 and 14)

Shareholders’ Equity
Preferred Stock — Authorized 8,000,000 Shares; $1 Par Value; Issued — None	—	—
Common Stock — Authorized 1,200,000,000 Shares; $1 Par Value; Issued 411,276,940 and 420,864,596 Shares	411	210
Paid-In Surplus	1,539	2,364
Retained Earnings	11,711	9,600
Accumulated Other Comprehensive Income	202	368
Treasury Stock, at Cost — 2,787,800 Shares in 2005	—	(135)

TOTAL SHAREHOLDERS’ EQUITY	13,863	12,407

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$50,277	$48,061

See accompanying notes.

THE CHUBB CORPORATION
Consolidated Statements of Shareholders’ Equity

	In Millions
	Years Ended December 31
	2006	2005	2004

Preferred Stock
Balance, Beginning and End of Year	$—	$—	$—

Common Stock
Balance, Beginning of Year	210	196	196
Two-for-One Stock Split	210	—	—
Treasury Shares Cancelled	(7)	—	—
Repurchase of Shares	(21)	—	—
Shares Issued Upon Settlement of Equity Unit Purchase Contracts and Warrants	13	9	—
Shares Issued Under Stock-Based Employee Compensation Plans	6	5	—

Balance, End of Year	411	210	196

Paid-In Surplus
Balance, Beginning of Year	2,364	1,319	1,319
Two-for-One Stock Split	(210)	—	—
Treasury Shares Cancelled	(377)	—	—
Repurchase of Shares	(987)	—	—
Shares Issued Upon Settlement of Equity Unit Purchase Contracts and Warrants	447	591	—
Changes Related to Stock-Based Employee Compensation (includes tax benefit (charge) of $46, $84 and $(2))	302	454	—

Balance, End of Year	1,539	2,364	1,319

Retained Earnings
Balance, Beginning of Year	9,600	8,119	6,869
Net Income	2,528	1,826	1,548
Dividends Declared (per share $1.00, $.86 and $.78)	(417)	(345)	(298)

Balance, End of Year	11,711	9,600	8,119

Accumulated Other Comprehensive Income
Unrealized Appreciation of Investments
Balance, Beginning of Year	311	624	673
Change During Year, Net of Tax	81	(313)	(49)

Balance, End of Year	392	311	624

Foreign Currency Translation Gains
Balance, Beginning of Year	57	79	12
Change During Year, Net of Tax	34	(22)	67

Balance, End of Year	91	57	79

Defined Benefit Postretirement Plans
Balance, Beginning of Year	—	—	—
Adjustment to Recognize Funded Status at December 31, 2006, Net of Tax	(281)	—	—

Balance, End of Year	(281)	—	—

Accumulated Other Comprehensive Income, End of Year	202	368	703

Treasury Stock, at Cost
Balance, Beginning of Year	(135)	(211)	(529)
Repurchase of Shares	(249)	(135)	—
Cancellation of Shares	384	—	—
Shares Issued Under Stock-Based Employee Compensation Plans	—	211	318

Balance, End of Year	—	(135)	(211)

TOTAL SHAREHOLDERS’ EQUITY	$13,863	$12,407	$10,126

See accompanying notes.

         THE CHUBB CORPORATION
            Consolidated Statements of Cash Flows

	In Millions
	Years Ended December 31
	2006	2005	2004

Cash Flows from Operating Activities
Net Income	$2,528	$1,826	$1,548
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Increase in Unpaid Losses and Loss Expenses, Net	986	1,904	2,288
Increase in Unearned Premiums, Net	16	107	417
Decrease (Increase) in Premiums Receivable	5	17	(149)
Increase in Reinsurance Recoverable on Paid Losses	(225)	(51)	(44)
Increase in Deferred Policy Acquisition Costs	(19)	(17)	(76)
Deferred Income Tax	108	84	85
Amortization of Premiums and Discounts on Fixed Maturities	233	217	98
Depreciation	81	91	106
Realized Investment Gains	(245)	(384)	(218)
Other, Net	(126)	(38)	34

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,342	3,756	4,089

Cash Flows from Investing Activities
Proceeds from Fixed Maturities
Sales	3,623	7,481	3,920
Maturities, Calls and Redemptions	1,579	1,683	2,048
Proceeds from Sales of Equity Securities	186	330	402
Purchases of Fixed Maturities	(6,758)	(12,206)	(11,465)
Purchases of Equity Securities	(377)	(428)	(494)
Investments in Other Invested Assets, Net	(264)	(66)	12
Decrease (Increase) in Short Term Investments, Net	(355)	(591)	1,388
Increase (Decrease) in Net Payable from Security Transactions not Settled	50	(111)	127
Purchases of Property and Equipment, Net	(53)	(40)	(65)
Other, Net	—	97	(1)

NET CASH USED IN INVESTING ACTIVITIES	(2,369)	(3,851)	(4,128)

Cash Flows from Financing Activities
Repayment of Long Term Debt	—	(301)	—
Increase (Decrease) in Funds Held Under Deposit Contracts	(29)	(276)	44
Proceeds from Common Stock Issued Upon Settlement of Equity Unit Purchase Contracts and Warrants	460	600	—
Proceeds from Issuance of Common Stock Under Stock-Based Employee Compensation Plans	229	531	258
Repurchase of Shares	(1,228)	(135)	—
Dividends Paid to Shareholders	(403)	(330)	(291)
Other, Net	—	—	18

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(971)	89	29

Net Increase (Decrease) in Cash	2	(6)	(10)
Cash at Beginning of Year	36	42	52

CASH AT END OF YEAR	$38	$36	$42

            See accompanying notes.

         THE CHUBB CORPORATION
            Consolidated Statements of Comprehensive Income

	In Millions
	Years Ended December 31
	2006	2005	2004

Net Income	$2,528	$1,826	$1,548

Other Comprehensive Income (Loss)
Change in Unrealized Appreciation of Investments, Net of Tax	81	(313)	(49)
Foreign Currency Translation Gains (Losses), Net of Tax	34	(22)	67

	115	(335)	18

COMPREHENSIVE INCOME	$2,643	$1,491	$1,566

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
   Certain amounts in the consolidated financial statements for prior years have been reclassified to conform with the 2006 presentation.
   On March 3, 2006, the Board of Directors approved a two-for-one stock split payable to shareholders of record on March 31, 2006. All share and per share amounts have been retroactively adjusted to reflect the stock split.
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
   Premiums and discounts arising from the purchase of fixed maturities are amortized using the interest method over the estimated remaining term of the securities. For mortgage-backed securities, prepayment assumptions are reviewed periodically and revised as necessary.
   Equity securities, which include common stocks and non-redeemable preferred stocks, are carried at market value as of the balance sheet date.
   Unrealized appreciation or depreciation of equity securities and fixed maturities carried at market value is excluded from net income and credited or charged, net of applicable deferred income tax, directly to comprehensive income.
   Other invested assets, which include private equity limited partnerships, are carried at estimated fair value. Fair value represents the Corporation’s equity in the net assets of the partnerships. Changes in fair value are included in income as realized investment gains or losses.
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
   The Corporation engages in a securities lending program to generate additional income, whereby certain of its invested assets are loaned to other institutions for short periods of time. The Corporation maintains effective control over securities loaned and therefore continues to report such securities as invested assets. The market value of the loaned securities was $2,857 million and $2,801 million at December 31, 2006 and 2005, respectively. Of these amounts, $2,499 million and $2,511 million, respectively, comprised available-for-sale fixed maturities and the balance comprised equity securities.
   The Corporation’s policy is to require initial collateral equal to at least 102% of the market value of the loaned securities. In those instances where cash collateral is obtained from the borrower, the collateral is invested by a lending agent in accordance with the Corporation’s guidelines. The cash collateral is recognized as an asset with a corresponding liability for the obligation to return the collateral. In instances where non-cash collateral is obtained from the borrower, the Corporation does not recognize the receipt of the collateral held by the lending agent or the obligation to return the collateral as there exists no right to sell or repledge the collateral. The market value of the non-cash collateral held was $346 million and $863 million at December 31, 2006 and 2005, respectively. The Corporation retains a portion of the income earned from the cash collateral or receives a fee from the borrower. Under the terms of the securities lending program, the lending agent indemnifies the Corporation against borrower defaults.

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
(d) Unpaid Losses and Loss Expenses
   Unpaid losses and loss expenses (also referred to as loss reserves) include the accumulation of individual case estimates for claims that have been reported and estimates of claims that have been incurred but not reported as well as estimates of the expenses associated with processing and settling all reported and unreported claims, less estimates of anticipated salvage and subrogation recoveries. Estimates are based upon past loss experience modified for current trends as well as prevailing economic, legal and social conditions. Loss reserves are not discounted to present value.
   Loss reserves are regularly reviewed using a variety of actuarial techniques. Reserve estimates are updated as historical loss experience develops, additional claims are reported and/or settled and new information becomes available. Any changes in estimates are reflected in operating results in the period in which the estimates are changed.
   Reinsurance recoverable on unpaid losses and loss expenses represents an estimate of the portion of gross loss reserves that will be recovered from reinsurers. Amounts recoverable from reinsurers are estimated in a manner consistent with the gross losses associated with the reinsured policies. A provision for estimated uncollectible reinsurance is recorded based on periodic evaluations of balances due from reinsurers, the financial condition of the reinsurers, coverage disputes and other relevant factors.
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
   In July 2006, Allied World sold previously unissued shares of common stock through an initial public offering. As a result of the public offering, the Corporation no longer considers Allied World to be a corporate joint venture. Accordingly, the equity method of accounting is no longer used for this investment. Instead, the investment in Allied World is now classified as an equity security. As such, it is carried at market value as of the balance sheet date.
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
   The functional currency of foreign operations is generally the currency of the local operating environment since business is primarily transacted in such local currency. Translation gains and losses, net of applicable income tax, are excluded from net income and are credited or charged directly to comprehensive income.

(m)	Cash Flow Information
   In the statement of cash flows, short term investments are not considered to be cash equivalents. The effect of changes in foreign exchange rates on cash balances was immaterial.
   In 2005, the Corporation transferred its ongoing reinsurance assumed business and certain related assets to Harbor Point Limited (see Note (3)). In exchange, the Corporation received from Harbor Point $200 million of 6% convertible notes and warrants to purchase common stock of Harbor Point.
   In 2005, a mortgage payable of $42 million was assumed by an unaffiliated joint venture in connection with the disposition of the Corporation’s interest in a variable interest entity in which it was the primary beneficiary.
   These noncash transactions have been excluded from the consolidated statement of cash flows.

(n)	Accounting Pronouncements Not Yet Adopted
   In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards (SFAS) No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for the Corporation for the year beginning January 1, 2007. The adoption of FIN 48 is not expected to have a significant effect on the Corporation’s financial position or results of operations.
   In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. The Statement does not expand the use of fair value to any new circumstances. SFAS No. 157 is effective for the Corporation for the year beginning January 1, 2008. The adoption of SFAS No. 157 is not expected to have a significant effect on the Corporation’s financial position or results of operations.

(2)	Adoption of New Accounting Pronouncements
   (a) Effective January 1, 2006, the Corporation adopted SFAS No. 123 (revised 2004), Share-Based Payment, which revised SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) requires companies to adopt the fair value method of accounting for stock-based employee compensation plans. The fair value method of accounting for stock-based employee compensation plans as defined in SFAS No. 123(R) is similar in most respects to the fair value method defined in SFAS No. 123. Since the Corporation had previously adopted the fair value method of accounting for stock-based employee compensation plans, the adoption of SFAS No. 123(R) did not have a significant effect on the Corporation’s financial position or results of operations.
   (b) Effective January 1, 2006, the Corporation adopted FASB Staff Position (FSP) Nos. 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of an impairment loss. The FSP clarifies that an investor shall recognize an impairment loss when the impairment is deemed to be other-than-temporary even if a decision to sell the impaired security has not been made. The FSP nullifies certain requirements and carries forward other requirements of Emerging Issues Task Force Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The implementation of the guidance in the FSP did not have a significant effect on the Corporation’s financial position or results of operations.
   (c) Effective December 31, 2006, the Corporation adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in the funded status in comprehensive income in the year in which the changes occur. Retrospective application is not permitted. Any gains or losses and prior service cost that have not yet been included in net benefit costs as of the end of the year in which SFAS No. 158 is adopted shall be reported as an adjustment of the ending balance of accumulated other comprehensive income, net of tax.
   The adoption of SFAS No. 158 as of December 31, 2006 increased other liabilities by $432 million, increased deferred income tax assets by $151 million and decreased accumulated other comprehensive income, a component of shareholders’ equity, by $281 million. Adoption of the Statement did not have any effect on the Corporation’s results of operations in 2006 and will not in future years.

(3)	Transfer of Ongoing Reinsurance Assumed Business
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
   Other than pursuant to certain arrangements entered into with Harbor Point, the P&C Group generally no longer engages directly in the reinsurance assumed business. Harbor Point has the right for a transition period of up to two years to underwrite specific reinsurance business on the P&C Group’s behalf. The P&C Group retains a portion of any such business and cedes the balance to Harbor Point in return for a fronting commission.
   The transaction resulted in a pre-tax gain of $204 million, of which $171 million was recognized in 2005 and $33 million was deferred. The portion of the gain that was deferred was based on the Corporation’s economic interest in Harbor Point.
   The Corporation will receive additional payments based on the amount of P&C Group business renewed by Harbor Point. The Corporation will recognize these amounts in income when earned.

(4) Invested Assets and Related Income
   (a) The amortized cost and estimated market value of fixed maturities were as follows:

	December 31

	2006				2005

		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Appreciation	Depreciation	Value	Cost	Appreciation	Depreciation	Value

	(in millions)
Held-to-maturity — Tax exempt	$135	$7	$—	$142	$205	$11	$—	$216

Available-for-sale
Tax exempt	17,314	341	42	17,613	15,449	362	61	15,750

Taxable
U.S. Government and government agency and authority obligations	1,936	1	26	1,911	2,770	6	17	2,759
Corporate bonds	2,379	42	24	2,397	2,608	56	35	2,629
Foreign bonds	5,589	39	57	5,571	4,747	107	17	4,837
Mortgage-backed securities	4,406	21	88	4,339	4,350	34	81	4,303
Redeemable preferred stocks	—	—	—	—	40	—	—	40

	14,310	103	195	14,218	14,515	203	150	14,568

Total available-for-sale	31,624	444	237	31,831	29,964	565	211	30,318

Total fixed maturities	$31,759	$451	$237	$31,973	$30,169	$576	$211	$30,534

   The amortized cost and estimated market value of fixed maturities at December 31, 2006 by contractual maturity were as follows:

		Estimated
	Amortized	Market
	Cost	Value

	(in millions)
Held-to-maturity
Due in one year or less	$35	$36
Due after one year through five years	56	57
Due after five years through ten years	43	48
Due after ten years	1	1

	$135	$142

Available-for-sale
Due in one year or less	$944	$944
Due after one year through five years	7,725	7,736
Due after five years through ten years	10,378	10,483
Due after ten years	8,171	8,329

	27,218	27,492

Mortgage-backed securities	4,406	4,339

	$31,624	$31,831

   Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations.
   (b) The components of unrealized appreciation or depreciation of investments carried at market value were as follows:

	December 31

	2006	2005

	(in millions)
Equity securities
Gross unrealized appreciation	$417	$162
Gross unrealized depreciation	21	38

	396	124

Fixed maturities
Gross unrealized appreciation	444	565
Gross unrealized depreciation	237	211

	207	354

	603	478
Deferred income tax liability	211	167

	$392	$311

   When the market value of any investment is lower than its cost, an assessment is made to determine whether the decline is temporary or other-than-temporary. The assessment is based on both quantitative criteria and qualitative information and considers a number of factors including, but not limited to, the length of time and the extent to which the market value has been less than the cost, the financial condition and near term prospects of the issuer, whether the issuer is current on contractually obligated interest and principal payments, the intent and ability of the Corporation to hold the investment for a period of time sufficient to allow for the recovery of cost, general market conditions and industry or sector specific factors. Based on a review of the securities in an unrealized loss position at December 31, 2006 and 2005, management believes that none of the declines in market value at those dates were other-than-temporary.
   The following table summarizes, for all investment securities in an unrealized loss position at December 31, 2006, the aggregate market value and gross unrealized depreciation by investment category and length of time that individual securities have continuously been in an unrealized loss position.

	Less Than 12 Months		12 Months or More		Total

	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Depreciation	Value	Depreciation	Value	Depreciation

			(in millions)
Fixed maturities – available-for-sale
Tax exempt	$1,136	$4	$2,985	$38	$4,121	$42

Taxable
U.S. Government and government agency and authority obligations	1,014	8	766	18	1,780	26
Corporate bonds	229	3	928	21	1,157	24
Foreign bonds	2,893	37	976	20	3,869	57
Mortgage-backed securities	584	4	2,763	84	3,347	88

	4,720	52	5,433	143	10,153	195

Total fixed maturities – available-for-sale	5,856	56	8,418	181	14,274	237

Equity securities	148	12	68	9	216	21

	$6,004	$68	$8,486	$190	$14,490	$258

   The total gross unrealized depreciation amount at December 31, 2006 comprised approximately 1,420 securities, of which 1,380 were fixed maturities. Almost all of the fixed maturities in an unrealized loss position were investment grade securities depressed due to changes in interest rates from the date of purchase. There were no securities with a market value less than 80% of the security’s amortized cost for six continuous months. Securities in an unrealized loss position for less than twelve months comprised approximately 600 securities, of which 99% were securities with a market value to amortized cost ratio at or greater than 95%. Securities in an unrealized loss position for twelve months or more comprised approximately 820 securities, of which 97% were securities with a market value to amortized cost ratio at or greater than 95%.
   The following table summarizes, for all investment securities in an unrealized loss position at December 31, 2005, the aggregate market value and gross unrealized depreciation by investment category and length of time that individual securities have continuously been in an unrealized loss position.

	Less Than 12 Months		12 Months or More		Total

	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Depreciation	Value	Depreciation	Value	Depreciation

	(in millions)
Fixed maturities – available-for-sale
Tax exempt	$3,984	$40	$829	$21	$4,813	$61

Taxable
U.S. Government and government agency and authority obligations	978	6	438	11	1,416	17
Corporate bonds	948	23	303	12	1,251	35
Foreign bonds	1,284	14	80	3	1,364	17
Mortgage-backed securities	1,804	32	1,319	49	3,123	81

	5,014	75	2,140	75	7,154	150

Total fixed maturities – available-for-sale	8,998	115	2,969	96	11,967	211
Equity securities	186	26	67	12	253	38

	$9,184	$141	$3,036	$108	$12,220	$249

   The change in unrealized appreciation of investments carried at market value was as follows:

	Years Ended December 31

	2006	2005	2004

	(in millions)
Change in unrealized appreciation of equity securities	$272	$(29)	$21
Change in unrealized appreciation of fixed maturities	(147)	(453)	(96)

	125	(482)	(75)
Deferred income tax (credit)	44	(169)	(26)

	$81	$(313)	$(49)

   The unrealized appreciation of fixed maturities carried at amortized cost is not reflected in the financial statements. The change in unrealized appreciation of fixed maturities carried at amortized cost was a decrease of $4 million, $10 million and $14 million for the years ended December 31, 2006, 2005 and 2004, respectively.
  (c) The sources of net investment income were as follows:

	Years Ended December 31

	2006	2005	2004

	(in millions)
Fixed maturities	$1,433	$1,296	$1,156
Equity securities	33	30	30
Short term investments	74	53	44
Other	40	29	26

Gross investment income	1,580	1,408	1,256
Investment expenses	34	29	25

	$1,546	$1,379	$1,231

  (d) Realized investment gains and losses were as follows:

	Years Ended December
	31

	2006	2005	2004

	(in millions)
Fixed maturities
Gross realized gains	$29	$74	$97
Gross realized losses	(31)	(109)	(73)
Other-than-temporary impairments	(3)	(4)	—

	(5)	(39)	24

Equity securities
Gross realized gains	60	84	92
Gross realized losses	(9)	(9)	(22)
Other-than-temporary impairments	(10)	(1)	—

	41	74	70

Other invested assets	209	162	155
Transfer of reinsurance business	—	171	—
Sale of Personal Lines Insurance Brokerage	—	16	—
Sale of The Chubb Institute	—	—	(31)

	$245	$384	$218

   In December 2005, the Corporation transferred its ongoing reinsurance assumed business and certain related assets to Harbor Point Limited. This transaction is further described in Note (3).
   In September 2005, the Corporation sold Personal Lines Insurance Brokerage, Inc., an insurance brokerage subsidiary. In September 2004, the Corporation sold The Chubb Institute, Inc., its post secondary educational subsidiary.
(5) Deferred Policy Acquisition Costs
   Policy acquisition costs deferred and the related amortization charged against income were as follows:

	Years Ended December 31

	2006	2005	2004

	(in millions)
Balance, beginning of year	$1,445	$1,435	$1,344

Costs deferred during year
Commissions and brokerage	1,534	1,636	1,634
Premium taxes and assessments	265	260	256
Salaries and operating costs	1,139	1,052	1,029

	2,938	2,948	2,919
Increase (decrease) due to foreign exchange	16	(7)	15
Amortization during year	(2,919)	(2,931)	(2,843)

Balance, end of year	$1,480	$1,445	$1,435

(6)	Real Estate
   The components of real estate assets were as follows:

	December 31

	2006	2005

	(in millions)

Mortgages receivable	$1	$19
Income producing properties	32	144
Construction in progress	23	21
Land under development and unimproved land	145	183

	$201	$367

   Impairment losses of $11 million, $66 million and $27 million were recognized in 2006, 2005 and 2004, respectively, to write down the carrying value of certain properties to their estimated fair value.
   Depreciation expense related to income producing properties was $4 million in 2006 and $6 million in 2005 and 2004.
(7) Property and Equipment
   Property and equipment included in other assets were as follows:

	December 31

	2006	2005

	(in millions)
Cost	$814	$804
Accumulated depreciation	451	419

	$363	$385

   Depreciation expense related to property and equipment was $77 million, $85 million and $100 million for 2006, 2005 and 2004, respectively.

(8) Debt and Credit Arrangements
   (a) Long term debt consisted of the following:

	December 31

	2006	2005

	(in millions)
4.934% notes due November 16, 2007	$600	$600
7 1/8% notes due December 15, 2007	75	75
3.95% notes due April 1, 2008	225	225
5.472% notes due August 16, 2008*	460	460
6% notes due November 15, 2011	400	400
5.2% notes due April 1, 2013	275	275
6.6% debentures due August 15, 2018	100	100
8.675% capital securities due February 1, 2027	125	125
6.8% debentures due November 15, 2031	200	200

	2,460	2,460
Fair value of interest rate swap	6	7

	$2,466	$2,467

*	These notes bore an interest rate of 2.25% at December 31, 2005. The interest rate was reset to 5.472% in May 2006 pursuant to the remarketing of these notes as described below.
   In June 2003, Chubb issued $460 million of unsecured 2.25% senior notes due August 16, 2008 and 18.4 million purchase contracts to purchase Chubb’s common stock. The notes and purchase contracts were issued together in the form of 7% equity units. Each equity unit initially represented one purchase contract and $25 principal amount of notes. In May 2006, the notes were successfully remarketed as required by their terms. The interest rate on the notes was reset to 5.472% from 2.25%, effective May 16, 2006. The remarketed notes are due August 16, 2008. The purchase contracts are further described in Note (19)(c).
   The 4.934% notes, the 3.95% notes, the 6% notes, the 5.2% notes, the 6.6% debentures and the 6.8% debentures are all unsecured obligations of Chubb.
   The 7 1/8% notes are obligations of Chubb Executive Risk Inc., a wholly owned subsidiary, and are fully and unconditionally guaranteed by Chubb.
   Executive Risk Capital Trust, wholly owned by Chubb Executive Risk, had outstanding $125 million of 8.675% capital securities at December 31, 2006. The proceeds from the issuance of the capital securities were used by the Trust to acquire $125 million of Chubb Executive Risk 8.675% junior subordinated deferrable interest debentures due February 1, 2027. The sole assets of the Trust were the debentures. The debentures and the related income effects were eliminated in the consolidated financial statements. The capital securities were subject to mandatory redemption on February 1, 2027, upon repayment of the debentures. The capital securities were also subject to mandatory redemption in certain other specified circumstances beginning in 2007. On February 1, 2007, the debentures were repaid and the Trust redeemed the capital securities at a price that included a make-whole premium of $5 million in the aggregate.
   At December 31, 2006, Chubb was a party to a cancelable interest rate swap agreement with a notional amount of $125 million that replaced the fixed rate of the capital securities with the 3-month LIBOR rate plus 204 basis points. The swap agreement had a maturity date of February 1, 2027 and provided only for the exchange of interest on the notional amount. The fair value of the swap was included in other assets, offset by a corresponding increase to long term debt. On February 1, 2007, the interest rate swap was terminated.
   The amounts of long term debt due annually during the five years subsequent to December 31, 2006 are as follows:

Years Ending
December 31

(in millions)
2007	$675
2008	685
2009	—
2010	—
2011	400
   Chubb filed a shelf registration statement which the Securities and Exchange Commission declared effective in June 2003, under which up to $2.5 billion of various types of securities could be issued. At December 31, 2006, approximately $650 million remained under the shelf.
   (b) Interest costs of $134 million, $135 million and $139 million were incurred in 2006, 2005 and 2004, respectively. Interest paid was $129 million, $138 million and $136 million in 2006, 2005 and 2004, respectively.
   (c) Chubb has a revolving credit agreement with a group of banks that provides for unsecured borrowings of up to $500 million. The revolving credit facility terminates on June 22, 2010. On the termination date of the agreement, any loans then outstanding become payable. There have been no borrowings under this agreement. Various interest rate options are available to Chubb, all of which are based on market interest rates. Chubb pays a fee to have this revolving credit facility available. The agreement contains customary restrictive covenants including a covenant to maintain a minimum consolidated shareholders’ equity, as adjusted. At December 31, 2006, Chubb was in compliance with all such covenants. The facility is available for general corporate purposes and to support Chubb’s commercial paper borrowing arrangement.

(9) Unpaid Losses and Loss Expenses
   (a) The process of establishing loss reserves is complex and imprecise as it must take into consideration many variables that are subject to the outcome of future events. As a result, informed subjective estimates and judgments as to the P&C Group’s ultimate exposure to losses are an integral component of the loss reserving process. The loss reserve estimation process relies on the basic assumption that past experience, adjusted for the effects of current developments and likely trends, is an appropriate basis for predicting future outcomes.
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
   There are numerous factors that contribute to the inherent uncertainty in the process of establishing loss reserves. Among these factors are changes in the inflation rate for goods and services related to covered damages such as medical care and home repair costs; changes in the judicial interpretation of policy provisions relating to the determination of coverage; changes in the general attitude of juries in the determination of liability and damages; legislative actions; changes in the medical condition of claimants; changes in the estimates of the number and/or severity of claims that have been incurred but not reported as of the date of the financial statements; and changes in the P&C Group’s book of business, underwriting standards and/ or claim handling procedures.
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
   Management believes that the aggregate loss reserves of the P&C Group at December 31, 2006 were adequate to cover claims for losses that had occurred as of that date, including both those known and those yet to be reported. In establishing such reserves, management considers facts currently known and the present state of the law and coverage litigation. However, given the significant uncertainties inherent in the loss reserving process, it is possible that management’s estimate of the ultimate liability for losses that occurred as of December 31, 2006 may change, which could have a material effect on the Corporation’s results of operations and financial condition.
   (b) A reconciliation of the beginning and ending liability for unpaid losses and loss expenses, net of reinsurance recoverable, and a reconciliation of the net liability to the corresponding liability on a gross basis is as follows:

	2006	2005	2004

	(in millions)
Gross liability, beginning of year	$22,482	$20,292	$17,948
Reinsurance recoverable, beginning of year	3,769	3,483	3,427

Net liability, beginning of year	18,713	16,809	14,521

Net incurred losses and loss expenses related to
Current year	6,870	7,650	6,994
Prior years	(296)	163	327

	6,574	7,813	7,321

Net payments for losses and loss expenses related to
Current year	1,640	1,878	1,691
Prior years	3,948	4,031	3,342

	5,588	5,909	5,033

Net liability, end of year	19,699	18,713	16,809
Reinsurance recoverable, end of year	2,594	3,769	3,483

Gross liability, end of year	$22,293	$22,482	$20,292

   The gross liability for unpaid losses and loss expenses and reinsurance recoverable included $178 million and $107 million, respectively, at December 31, 2006 and $967 million and $756 million, respectively, at December 31, 2005 related to Hurricane Katrina. The gross liability for unpaid losses and loss expenses and reinsurance recoverable included $359 million and $316 million, respectively, at December 31, 2006, $413 million and $354 million, respectively, at December 31, 2005, and $700 million and $582 million, respectively, at December 31, 2004 related to the September 11, 2001 attack.
   Because loss reserve estimates are subject to the outcome of future events, changes in estimates are unavoidable given that loss trends vary and time is required for changes in trends to be recognized and confirmed. During 2006, the P&C Group experienced overall favorable development of $296 million on net unpaid losses and loss expenses established as of the previous year end. This compares with unfavorable prior year development of $163 million in 2005 and $327 million in 2004. Such development was reflected in operating results in these respective years.
   The net favorable development of $296 million in 2006 was due to various factors. Favorable development of about $190 million was experienced in the short tail homeowners and commercial property classes, primarily related to the 2005 accident year. This favorable development arose from the lower than expected emergence of losses during 2006 relative to expectations used to establish loss reserves at the end of 2005. Favorable development of about $70 million was experienced in the fidelity classes due to lower than expected reported loss emergence, mainly related to more recent accident years. Favorable development of about $65 million was experienced in the run-off of the reinsurance assumed business due primarily to better than expected reported loss activity from cedants. Favorable development of about $45 million was experienced in the professional liability classes other than fidelity. Favorable development in the 2004 and 2005 accident years more than offset continued unfavorable development in the 2000 to 2002 accident years. Reported loss activity related to accident years 2004 and 2005 was less than expected due to a favorable business climate, lower policy limits and better terms and conditions. On the other hand, the P&C Group continued to experience significant reported loss activity related to the 2000 through 2002 accident years, largely from claims related to corporate failures and allegations of management misconduct and accounting irregularities. Favorable development of about $25 million was experienced in the personal automobile class. Case development during 2006 on previously reported claims was better than expected, reflecting improved case management. The number of late reported claims was also less than expected, reflecting a continuation of recent generally favorable frequency trends. Unfavorable development of about $100 million was experienced in the commercial liability classes, including $24 million related to asbestos and toxic waste claims. Reported loss activity in accident years prior to 1997 was worse than expected, primarily related to specific individual excess liability and other liability claims.
   The net unfavorable development of $163 million in 2005 was the result of various factors. Unfavorable development of about $200 million was experienced in the professional liability classes other than fidelity. Adverse development related to accident years 1998 through 2002, largely from claims related to corporate failures and allegations of management misconduct and accounting irregularities, was offset in part by favorable development related to accident years 2003 and 2004. Reported loss activity related to accident years 2003 and 2004 was less than expected due to a favorable business climate, lower policy limits and better terms and conditions. Unfavorable development of about $175 million was experienced related to accident years prior to 1996, including $35 million related to asbestos claims. The adverse development was due largely to the strengthening of loss reserves for commercial liability classes, primarily commercial excess liability. There was significant reported loss activity during 2005 related to these older accident years, which resulted in a lengthening of the expected loss emergence period. Favorable development of about $160 million was experienced in the short tail homeowners and commercial property classes, primarily related to the 2004 accident year. The favorable development arose from the lower than expected emergence of late reported losses during 2005 relative to expectations used to establish loss reserves at the end of 2004. Favorable development of about $60 million was experienced in the fidelity classes due to lower than expected reported loss emergence, mainly related to more recent accident years.
   The net unfavorable development of $327 million in 2004 was also the result of various factors. Unfavorable development of about $415 million was experienced in the professional liability classes other than fidelity. The adverse development resulted from significant reported loss activity in accident years 1998 through 2002 due in large part to claims related to corporate failures and allegations of management misconduct and accounting irregularities, especially those involving investment banks and other financial institutions. Unfavorable development of about $185 million was experienced related to accident years prior to 1995, including $75 million related to asbestos claims. Loss reserves for certain commercial liability classes were strengthened due to significant reported loss activity during 2004 related to these older accident years. Unfavorable development of about $50 million was experienced in the workers’ compensation class due primarily to higher average severity of the medical portion of these claims. Favorable development of about $270 million was experienced related to the 2003 accident year, due in large part to an unusually low amount of late reported homeowners and commercial property losses. Favorable development of $80 million was experienced due to a reduction of loss reserves related to the September 11 attack.
   (c) The estimation of loss reserves relating to asbestos and toxic waste claims on insurance policies written many years ago is subject to greater uncertainty than other types of claims due to inconsistent court decisions as well as judicial interpretations and legislative actions that in some cases have tended to broaden coverage beyond the original intent of such policies and in others have expanded theories of liability. The insurance industry as a whole is engaged in extensive litigation over these coverage and liability issues and is thus confronted with a continuing uncertainty in its efforts to quantify these exposures.
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
   New asbestos claims and new exposures on existing claims have continued despite the fact that usage of asbestos has declined since the mid-1970’s. Each claim filing typically names dozens of defendants. The plaintiffs’ bar has solicited new claimants through extensive advertising and through asbestos medical screenings. A vast majority of asbestos bodily injury claims are filed by claimants who do not show any signs of asbestos related disease. New asbestos cases are often filed in those jurisdictions with a reputation for judges and juries that are extremely sympathetic to plaintiffs.

   Approximately 80 manufacturers and distributors of asbestos products have filed for bankruptcy protection as a result of asbestos related liabilities. A bankruptcy sometimes involves an agreement to a plan between the debtor and its creditors, including current and future asbestos claimants. Although the debtor is negotiating in part with its insurers’ money, insurers are generally given only limited opportunity to be heard. In addition to contributing to the overall number of claims, bankruptcy proceedings have also caused increased settlement demands against remaining solvent defendants.
   There have been several recent positive events in the asbestos environment. Various challenges to mass screening claimants have been mounted. Also, a number of states have implemented legislative and judicial reforms that focus the courts’ attention on the claims of the most seriously injured. Legislation that sets medical criteria that must be met for plaintiffs to proceed with their claims has been enacted in several states and is pending in others. Similarly, judicial reforms such as inactive dockets, which preserve the right to sue for those who do not currently meet the specific medical criteria, have been established in several jurisdictions. In addition, a number of key jurisdictions have adopted venue reform that requires plaintiffs to have a connection to the jurisdiction in order to file a complaint. Finally, in recognition that many aspects of bankruptcy plans are unfair to certain classes of claimants and to the insurance industry, these plans are beginning to be closely scrutinized by the courts and rejected when appropriate.
   The P&C Group’s most significant individual asbestos exposures involve products liability on the part of “traditional” defendants who were engaged in the manufacture, distribution or installation of asbestos products. The P&C Group wrote excess liability and/or general liability coverages for these insureds. While these insureds are relatively few in number, their exposure has become substantial due to the increased volume of claims, the erosion of the underlying limits and the bankruptcies of target defendants.
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
   Asbestos claims against the major manufacturers, distributors or installers of asbestos products were typically presented under the products liability section of primary general liability policies as well as under excess liability policies, both of which typically had aggregate limits that capped an insurer’s exposure. In recent years, a number of asbestos claims by insureds are being presented as “non-products” claims, such as those by installers of asbestos products and by property owners or operators who allegedly had asbestos on their property, under the premises or operations section of primary general liability policies. Unlike products exposures, these non-products exposures typically had no aggregate limits on coverage, creating potentially greater exposure. Further, in an effort to seek additional insurance coverage, some insureds with installation activities who have substantially eroded their products coverage are presenting new asbestos claims as non-products operations claims or attempting to reclassify previously settled products claims as non-products claims to restore a portion of previously exhausted products aggregate limits. It is difficult to predict whether insureds will be successful in asserting claims under non-products coverage or whether insurers will be successful in asserting additional defenses. Accordingly, the ultimate cost to insurers of the claims for coverage not subject to aggregate limits is uncertain.
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
   Significant uncertainty remains as to the ultimate liability of the P&C Group related to asbestos related claims. This uncertainty is due to several factors including the long latency period between asbestos exposure and disease manifestation and the resulting potential for involvement of multiple policy periods for individual claims; plaintiffs’ increased focus on peripheral defendants; the volume of claims by unimpaired plaintiffs and the extent to which they can be precluded from making claims; the efforts by insureds to obtain coverage not subject to aggregate limits; the number of insureds seeking bankruptcy protection as a result of asbestos related liabilities; the ability of claimants to bring a claim in a state in which they have no residency or exposure; the impact of the exhaustion of primary limits and the resulting increase in claims on excess liability policies that have been issued; inconsistent court decisions and diverging legal interpretations; and the possibility, however remote, of federal legislation that would address the asbestos problem. These significant uncertainties are not likely to be resolved in the near future.
   Toxic waste claims relate primarily to pollution and related cleanup costs. The P&C Group’s insureds have two potential areas of exposure: hazardous waste dump sites and pollution at the insured site primarily from underground storage tanks and manufacturing processes.
   The federal Comprehensive Environmental Response Compensation and Liability Act of 1980 (Superfund) has been interpreted to impose strict, retroactive and joint and several liability on potentially responsible parties (PRPs) for the cost of remediating hazardous waste sites. Most sites have multiple PRPs.

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
   Without federal movement on Superfund reform, the enforcement of Superfund liability has occasionally shifted to the states. States are being forced to reconsider state-level cleanup statutes and regulations. As individual states move forward, the potential for conflicting state regulation becomes greater. In a few states, cases have been brought against insureds or directly against insurance companies for environmental pollution and natural resources damages. To date, only a few natural resources claims have been filed and they are being vigorously defended. Significant uncertainty remains as to the cost of remediating the state sites. Because of the large number of state sites, such sites could prove even more costly in the aggregate than Superfund sites.
   In establishing toxic waste reserves, the exposure presented by each insured is evaluated. As part of this evaluation, consideration is given to the probable liability, available insurance coverage, relevant judicial interpretations, past settlement values of similar claims as well as facts that are unique to each insured.
   Management believes that the loss reserves carried at December 31, 2006 for asbestos and toxic waste claims were adequate. However, given the judicial decisions and legislative actions that have broadened the scope of coverage and expanded theories of liability in the past and the possibilities of similar interpretations in the future, it is possible that the estimate of loss reserves relating to these exposures may increase in future periods as new information becomes available and as claims develop.
(10) Reinsurance
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
   Ceded reinsurance contracts do not relieve the P&C Group of the primary obligation to its policyholders. Thus, an exposure exists with respect to reinsurance ceded to the extent that any reinsurer is unable or unwilling to meet its obligations assumed under the reinsurance contracts. The P&C Group monitors the financial strength of its reinsurers on an ongoing basis.
   Premiums earned and insurance losses and loss expenses are reported net of reinsurance in the consolidated statements of income.
   The effect of reinsurance on the premiums written and earned of the P&C Group was as follows:

	Years Ended December 31

	2006	2005	2004

	(in millions)
Direct premiums written	$12,224	$12,180	$12,001
Reinsurance assumed	954	1,120	1,398
Reinsurance ceded	(1,204)	(1,017)	(1,346)

Net premiums written	$11,974	$12,283	$12,053

Direct premiums earned	$12,084	$12,111	$11,664
Reinsurance assumed	971	1,175	1,368
Reinsurance ceded	(1,097)	(1,110)	(1,396)

Net premiums earned	$11,958	$12,176	$11,636

   The ceded reinsurance premiums written and earned in 2006 included $283 million and $190 million, respectively, ceded to Harbor Point.
   Ceded losses and loss expenses, which reduce losses and loss expenses incurred, were $86 million, $1,031 million and $803 million in 2006, 2005 and 2004, respectively. The 2005 ceded amount included $775 million related to Hurricane Katrina and the 2006 amount reflected a $175 million reduction of ceded losses and loss expenses related to the hurricane.

(11) Federal and Foreign Income Tax
   (a) Income tax expense consisted of the following components:

	Years Ended December 31

	2006	2005	2004

	(in millions)
Current tax
United States	$735	$421	$338
Foreign	154	116	97
Deferred tax expense, principally United States	108	84	85

	$997	$621	$520

   Federal and foreign income taxes paid were $847 million, $409 million and $378 million in 2006, 2005 and 2004, respectively.
   (b) The effective income tax rate is different than the statutory federal corporate tax rate. The reasons for the different effective tax rate were as follows:

	Years Ended December 31

	2006		2005		2004

		% of		% of		% of
		Pre-Tax		Pre-Tax		Pre-Tax
	Amount	Income	Amount	Income	Amount	Income

	(in millions)
Income before federal and foreign income tax	$3,525		$2,447		$2,068

Tax at statutory federal income tax rate	$1,234	35.0%	$856	35.0%	$724	35.0%
Tax exempt interest income	(215)	(6.1)	(195)	(8.0)	(174)	(8.4)
Other, net	(22)	(.6)	(40)	(1.6)	(30)	(1.5)

Actual tax	$997	28.3%	$621	25.4%	$520	25.1%

   (c) The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities were as follows:

	December 31

	2006	2005

	(in millions)
Deferred income tax assets
Unpaid losses and loss expenses	$690	$734
Unearned premiums	363	365
Foreign tax credits	524	388
Employee compensation	167	135
Postretirement benefits	132	13

Total	1,876	1,635

Deferred income tax liabilities
Deferred policy acquisition costs	430	430
Unremitted earnings of foreign subsidiaries	487	319
Unrealized appreciation of investments	211	167
Other, net	157	96

Total	1,285	1,012

Net deferred income tax asset	$591	$623

   Although realization of deferred income tax assets is not assured, management believes that it is more likely than not that the deferred tax assets will be realized. Accordingly, no valuation allowance was recorded at December 31, 2006 or 2005.
   (d) The Corporation files income tax returns with the U.S. Internal Revenue Service (IRS) as well as with various state and foreign tax authorities. The U.S. income tax returns of the Corporation for years prior to 2002 are no longer subject to examination by the IRS. The examination of the Corporation’s U.S. income tax returns for 2002 and 2003 is expected to be completed in 2007. Management does not anticipate any adjustments for tax years that remain subject to examination that would have a material effect on the Corporation’s financial position or results of operations.

(12) Stock-Based Employee Compensation Plans
   The Corporation has two stock-based employee compensation plans, the Long-Term Stock Incentive Plan and the Stock Purchase Plan. The compensation cost charged against income with respect to these plans was $88 million, $65 million and $66 million in 2006, 2005 and 2004, respectively. The total income tax benefit included in income with respect to these stock-based compensation arrangements was $31 million in 2006 and $22 million in 2005 and 2004.
   As of December 31, 2006, there was $90 million of unrecognized compensation cost related to nonvested awards. That cost is expected to be charged against income over a weighted average period of 1.7 years.
   (a) The Long-Term Stock Incentive Plan provides for the granting of restricted stock units, restricted stock, performance shares, stock options, and other stock-based awards to key employees. The maximum number of shares of Chubb’s common stock in respect to which stock-based awards may be granted under the Plan is 15,834,000 shares. At December 31, 2006, 9,883,000 shares were available for grant under the Plan.
   During 2004, the Corporation changed the emphasis of its equity compensation program from stock options to other equity awards.
   Restricted Stock Units, Restricted Stock and Performance Shares
   Restricted stock unit awards are payable in cash, in shares of Chubb’s common stock, or in a combination of both. Restricted stock units are not considered to be outstanding shares of common stock, have no voting rights and are subject to forfeiture during the restriction period. Holders of restricted stock units may receive dividend equivalents. Restricted stock awards consist of shares of Chubb’s common stock granted at no cost to the employees. Shares of restricted stock become outstanding when granted, receive dividends and have voting rights. The shares are subject to forfeiture and to restrictions that prevent their sale or transfer during the restriction period. Performance share awards are based on the achievement of performance goals over performance cycle periods. Performance share awards are payable in cash, in shares of Chubb’s common stock or in a combination of both.
   An amount equal to the fair value at the date of grant of restricted stock unit awards, restricted stock awards and performance share awards is expensed over the vesting period. The weighted average fair value per share of the restricted stock units and restricted stock granted was $47.54, $39.67 and $35.01 in 2006, 2005 and 2004, respectively. The weighted average fair value per share of the performance shares granted was $44.73, $37.02 and $32.74 in 2006, 2005 and 2004, respectively.
   Additional information with respect to restricted stock units and restricted stock and performance shares is as follows:

	Restricted Stock Units and
	Restricted Stock		Performance Shares*

		Weighted Average		Weighted Average
	Number	Grant Date	Number	Grant Date
	of Shares	Fair Value	of Shares	Fair Value

Nonvested, January 1, 2006	3,516,096	$35.00	1,625,150	$34.84
Granted	1,136,270	47.54	689,880	44.73
Vested	(686,179)	27.01	(824,664)	32.74
Forfeited	(136,657)	39.83	(18,014)	40.58

Nonvested, December 31, 2006	3,829,530	39.98	1,472,352	40.58

*	The number of shares earned may range from 0% to 200% of the performance shares shown in the table above. The performance shares earned in 2006 were 143% of the vested shares shown in the table, or 1,179,270 shares.
   The total fair value of restricted stock units and restricted stock that vested during 2006, 2005 and 2004 was $34 million, $20 million and $15 million, respectively. The total fair value of performance shares that vested during 2006 and 2004 was $63 million and $14 million, respectively. No performance shares were granted that would have vested during 2005.

   Stock Options
   Stock options are granted at exercise prices not less than the fair market value of Chubb’s common stock on the date of grant. The terms and conditions upon which options become exercisable may vary among grants. Options expire no later than ten years from the date of grant.
   An amount equal to the fair market value of stock options at the date of grant is expensed over the period that such options become exercisable. The weighted average fair value per stock option granted during 2006, 2005 and 2004 was $7.65, $7.56 and $7.50, respectively. The fair value of each stock option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions.

	2006	2005	2004

Risk-free interest rate	4.8%	4.0%	3.4%
Expected volatility	15.9%	22.1%	25.9%
Dividend yield	2.0%	2.0%	2.2%
Expected average term (in years)	3.4	3.5	4.2
   Additional information with respect to stock options is as follows:

			Weighted Average
	Number	Weighted Average	Remaining	Aggregate
	of Shares	Exercise Price	Contractual Term	Intrinsic Value

			(in years)	(in millions)
Outstanding, January 1, 2006	17,355,796	$33.10
Granted	564,411	50.97
Exercised	(6,332,706)	33.08
Forfeited	(79,445)	39.97

Outstanding, December 31, 2006	11,508,056	33.94	4.1	$220

Exercisable, December 31, 2006	11,218,976	33.74	4.0	217
   The total intrinsic value of the stock options exercised during 2006, 2005 and 2004 was $110 million, $229 million and $77 million, respectively. The Corporation received cash of $185 million, $528 million and $203 million during 2006, 2005 and 2004, respectively, from the exercise of stock options. The tax benefit realized with respect to stock options exercised during 2006, 2005 and 2004 was $40 million, $69 million and $23 million, respectively.
   (b) Under the Stock Purchase Plan, substantially all employees are eligible to purchase shares of Chubb’s common stock at a fixed price at the end of the offering period. The price is determined on the date the purchase rights are granted and the offering period cannot exceed 27 months. The number of shares an eligible employee may purchase is based on the employee’s compensation. An amount equal to the fair market value of purchase rights at the date of grant is expensed over the offering period.
   During 2004, 1,660,678 shares were issued with respect to purchase rights that were granted in 2002. The Corporation received cash of $55 million related to the issuance of such shares. The intrinsic value of the purchase rights exercised during 2004 and the tax benefit realized with respect to the exercise of the rights were insignificant. No purchase rights have been granted since 2002.

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
   The Corporation funds a portion of the health care benefits obligation where such funding can be accomplished on a tax effective basis. Benefits are paid as covered expenses are incurred.
   The Corporation uses December 31 as the measurement date for its pension and other postretirement benefit plans.

   The following table sets forth the plans’ funded status and amounts recognized in the balance sheets:

			Other
			Postretirement
	Pension Benefits		Benefits

	2006	2005	2006	2005

	(in millions)
Benefit obligation	$1,533	$1,293	$269	$275
Plan assets at fair value	1,304	1,031	26	22

Funded status at end of year	229	262	243	253
Unrecognized net loss	—	(391)	—	(55)
Unrecognized prior service cost	—	(13)	—	4

Net liability (asset) recognized	$229	$(142)	$243	$202

Amounts in accumulated other comprehensive income not yet recognized as components of net benefit costs:
Net loss	$393		$31
Prior service cost	11		(3)

	$404		$28

   The accumulated benefit obligation for the pension plans was $1,224 million and $1,000 million at December 31, 2006 and 2005, respectively. The accumulated benefit obligation is the present value of pension benefits earned as of the measurement date based on employee service and compensation prior to that date. It differs from the pension benefit obligation in the above table in that the accumulated benefit obligation includes no assumptions about future compensation levels.
   The weighted average assumptions used to determine the benefit obligations were as follows:

			Other
			Postretirement
	Pension Benefits		Benefits

	2006	2005	2006	2005

Discount rate	5.75%	5.75%	5.75%	5.75%
Rate of compensation increase	4.5	4.5	—	—
   The Corporation made pension plan contributions of $109 million and $127 million during 2006 and 2005, respectively. The Corporation made other postretirement benefit plan contributions of $2 million and $8 million during 2006 and 2005, respectively.
   The components of net pension and other postretirement benefit costs were as follows:

				Other
				Postretirement
	Pension Benefits			Benefits

	2006	2005	2004	2006	2005	2004

	(in millions)
Service cost	$67	$58	$50	$9	$8	$8
Interest cost	75	69	61	14	15	15
Expected return on plan assets	(85)	(74)	(67)	(2)	(1)	—
Amortization of net loss and prior service cost	34	20	15	1	—	1

Net benefit costs	$91	$73	$59	$22	$22	$24

   The estimated aggregate net loss and prior service cost that will be amortized from accumulated other comprehensive income into net benefit costs during 2007 for the pension and other postretirement benefit plans is $27 million.
   The weighted average assumptions used to determine net pension and other postretirement benefit costs were as follows:

				Other
	Pension Benefits			Postretirement Benefits

	2006	2005	2004	2006	2005	2004

Discount rate	5.75%	6.25%	6.5%	5.75%	6.25%	6.5%
Rate of compensation increase	4.5	4.5	4.5	—	—	—
Expected long term rate of return on plan assets	8.0	8.25	8.5	8.0	8.25	8.5

   The weighted average health care cost trend rate assumptions used to measure the expected cost of medical benefits were as follows:

	December 31

	2006	2005

Health care cost trend rate for next year	9.5%	9.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2014	2013
   The health care cost trend rate assumption has a significant effect on the amount of the accumulated other postretirement benefit obligation and the net other postretirement benefit cost reported. To illustrate, a one percent increase or decrease in the trend rate for each year would increase or decrease the accumulated other postretirement benefit obligation at December 31, 2006 by approximately $48 million and the aggregate of the service and interest cost components of net other postretirement benefit cost for the year ended December 31, 2006 by approximately $5 million.
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
   Plan assets are currently invested in a diversified portfolio of predominately U.S. equity securities and fixed maturities. The plan assets weighted average allocation was as follows:

	December 31

	2006	2005

Equity securities	62%	60%
Fixed maturities	38	40

	100%	100%

   The estimated benefits expected to be paid in each of the next five years and in the aggregate for the following five years are as follows:

		Other
Years Ending		Postretirement
December 31	Pension Benefits	Benefits

	(in millions)
2007	$50	$8
2008	50	9
2009	61	10
2010	62	11
2011	67	12
2012-2016	483	79
   (b) The Corporation has a defined contribution benefit plan, the Capital Accumulation Plan, in which substantially all employees are eligible to participate. Under this plan, the employer makes a matching contribution annually equal to 100% of each eligible employee’s pre-tax elective contributions, up to 4% of the employee’s eligible compensation. Contributions are invested at the election of the employee in Chubb’s common stock or in various other investment funds. Employer contributions charged against income were $25 million in 2006 and 2005 and $24 million in 2004.

(14) Commitments and Contingent Liabilities
   (a) Chubb and certain of its subsidiaries have been involved in the ongoing investigations of certain market practices in the property and casualty insurance industry by various Attorneys General and other regulatory authorities of several states, the U.S. Securities and Exchange Commission, the U.S. Attorney for the Southern District of New York and certain non-U.S. regulatory authorities with respect to, among other things, (1) potential conflicts of interest and anti-competitive behavior arising from the payment of contingent commissions to brokers and agents and (2) loss mitigation and finite reinsurance arrangements. In connection with these investigations, Chubb and certain of its subsidiaries have received subpoenas and other requests for information from various regulators. The Corporation has been cooperating fully with these investigations. Although no regulatory action has been initiated against the Corporation, it is possible that one or more regulatory authorities will bring an action against the Corporation with respect to some or all of the issues that are the focus of these ongoing investigations.
   On December 21, 2006, Chubb entered into an Assurance of Discontinuance with the Attorneys General of New York, Connecticut and Illinois, resolving all issues arising out of those officials’ investigations of the market practices described above. As part of this agreement, the Corporation agreed to contribute $15 million to a settlement fund established for the benefit of certain customers. The Corporation also agreed to pay $2 million to help defray the costs of the investigations by the Attorneys General. In addition, the Corporation agreed to implement certain business reforms, including discontinuing the payment of contingent commissions in the United States on all insurance lines, beginning in 2007.
   Purported class actions arising out of the investigations into the payment of contingent commissions to brokers and agents have been filed in a number of federal and state courts. On August 1, 2005, Chubb and certain of its subsidiaries were named in a putative class action entitled In re Insurance Brokerage Antitrust Litigation in the U.S. District Court for the District of New Jersey. This action, brought against several brokers and insurers on behalf of a class of persons who purchased insurance through the broker defendants, asserts claims under the Sherman Act and state law and the Racketeer Influenced and Corrupt Organizations Act (“RICO”) arising from the alleged unlawful use of contingent commission agreements.
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
   In December 2005, Chubb and certain of its subsidiaries were named in an action similar to the In re Insurance Brokerage Antitrust Litigation. The action is pending in the same court and has been assigned to the judge who is presiding over the In re Insurance Brokerage Antitrust Litigation. The complaint has not yet been served in this matter. Separately, in April 2006, Chubb and one of its subsidiaries were named in an action similar to the In re Insurance Brokerage Antitrust Litigation. This action was filed in the U.S. District Court for the Northern District of Georgia and subsequently was transferred by the Judicial Panel on Multidistrict Litigation to the U.S. District for the District of New Jersey for consolidation with the In re Insurance Brokerage Antitrust Litigation.
   In these actions, the plaintiffs generally allege that the defendants unlawfully used contingent commission agreements. The actions seek treble damages, injunctive and declaratory relief, and attorneys’ fees. The Corporation believes it has substantial defenses to all of the aforementioned legal proceedings and intends to defend the actions vigorously.
   The Corporation cannot at this time predict the ultimate outcome of the aforementioned ongoing investigations and legal proceedings, including any potential amounts that the Corporation may be required to pay in connection with them.
   (b) Chubb Financial Solutions (CFS) participated in derivative financial instruments, principally as a counterparty in portfolio credit default swaps. CFS’s participation in a typical portfolio credit default swap was designed to replicate the performance of a portfolio of corporate securities or a portfolio of asset-backed securities. Chubb has issued unconditional guarantees with respect to all obligations of CFS arising from these transactions. CFS has been in run-off since April 2003.
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

   Future obligations with respect to derivative financial instruments are carried at estimated fair value at the balance sheet date and are included in other liabilities. The notional amount and fair value of future obligations under CFS’s derivative contracts were as follows:

	December 31

	Notional
	Amount		Fair Value

	2006	2005	2006	2005

	(in billions)		(in millions)
Credit default swaps	$1.1	$1.0	$2	$2
Other	.3	.3	6	7

Total	$1.4	$1.3	$8	$9

   (c) A property and casualty insurance subsidiary issued a reinsurance contract to an insurer that provides financial guarantees on debt obligations. At December 31, 2006, the aggregate principal commitments related to this contract for which the subsidiary was contingently liable amounted to approximately $350 million, net of reinsurance. These commitments expire by 2023.
   (d) The Corporation occupies office facilities under lease agreements that expire at various dates through 2019; such leases are generally renewed or replaced by other leases. Most facility leases contain renewal options for increments ranging from two to ten years. The Corporation also leases data processing, office and transportation equipment. All leases are operating leases.
   Rent expense was as follows:

	Years Ended
	December 31

	2006	2005	2004

	(in millions)
Office facilities	$89	$87	$90
Equipment	9	14	15

	$98	$101	$105

   At December 31, 2006, future minimum rental payments required under non-cancellable operating leases were as follows:

Years Ending
December 31
(in millions)
2007	$87
2008	80
2009	69
2010	59
2011	57
After 2011	219

$571

   (e) The Corporation had certain commitments totaling $1.5 billion at December 31, 2006 to fund limited partnership investments. These capital commitments can be called by the partnerships during the commitment period (on average, 1 to 5 years) to fund working capital needs or the purchase of new investments.
(15) Segments Information
   The principal business of the Corporation is the sale of property and casualty insurance. The profitability of the property and casualty insurance business depends on the results of both underwriting operations and investments, which are viewed as two distinct operations. The underwriting operations are managed and evaluated separately from the investment function.
   The P&C Group underwrites most lines of property and casualty insurance. Underwriting operations consist of four separate business units: personal insurance, commercial insurance, specialty insurance and reinsurance assumed. The personal segment targets the personal insurance market. The personal classes include automobile, homeowners and other personal coverages. The commercial segment includes those classes of business that are generally available in broad markets and are of a more commodity nature. Commercial classes include multiple peril, casualty, workers’ compensation and property and marine. The specialty segment includes those classes of business that are available in more limited markets since they require specialized underwriting and claim settlement. Specialty classes include professional liability coverages and surety. The reinsurance assumed business is effectively in runoff following the sale, in December 2005, of the ongoing business to Harbor Point (see Note (3)).
   Corporate and other includes investment income earned on corporate invested assets, corporate expenses and the Corporation’s real estate and other non-insurance subsidiaries. The results of CFS, which were previously reported separately, are now included in corporate and other.
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
   Revenues, income before income tax and assets of each operating segment were as follows:

	Years Ended December 31

	2006	2005	2004

	(in millions)
Revenues
Property and casualty insurance
Premiums earned
Personal insurance	$3,409	$3,217	$2,997
Commercial insurance	5,079	5,020	4,766
Specialty insurance	2,953	2,981	2,762

Total insurance	11,441	11,218	10,525
Reinsurance assumed	517	958	1,111

	11,958	12,176	11,636
Investment income	1,485	1,342	1,207

Total property and casualty insurance	13,443	13,518	12,843
Corporate and other	315	181	116
Realized investment gains	245	384	218

Total revenues	$14,003	$14,083	$13,177

Income (loss) before income tax
Property and casualty insurance
Underwriting
Personal insurance	$590	$405	$187
Commercial insurance	840	376	777
Specialty insurance	371	67	(249)

Total insurance	1,801	848	715
Reinsurance assumed	85	56	55

	1,886	904	770
Increase in deferred policy acquisition costs	19	17	76

Underwriting income	1,905	921	846
Investment income	1,454	1,315	1,184
Other income (charges)	10	(1)	(4)

Total property and casualty insurance	3,369	2,235	2,026
Corporate and other loss	(89)	(172)	(176)
Realized investment gains	245	384	218

Total income before income tax	$3,525	$2,447	$2,068

	December 31

	2006	2005	2004

	(in millions)
Assets
Property and casualty insurance	$47,671	$45,110	$42,049
Corporate and other	2,811	3,054	2,226
Adjustments and eliminations	(205)	(103)	(15)

Total assets	$50,277	$48,061	$44,260

   The international business of the property and casualty insurance segment is conducted primarily through subsidiaries that operate solely outside of the United States. Their assets and liabilities are located principally in the countries where the insurance risks are written. International business is also written by branch offices of certain domestic subsidiaries.
   Revenues of the P&C Group by geographic area were as follows:

	Years Ended December 31

	2006	2005	2004

	(in millions)
Revenues
United States	$10,807	$11,013	$10,567
International	2,636	2,505	2,276

Total	$13,443	$13,518	$12,843

(16) Earnings Per Share
   Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share reflects the potential dilutive effect, using the treasury stock method, of outstanding awards under stock-based employee compensation plans and of outstanding purchase contracts and mandatorily exercisable warrants to purchase Chubb’s common stock.
   The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31

	2006	2005	2004

	(in millions except for per
	share amounts)
Basic earnings per share:
Net income	$2,528	$1,826	$1,548

Weighted average number of common shares outstanding	412.5	396.4	379.7

Basic earnings per share	$6.13	$4.61	$4.08

Diluted earnings per share:
Net income	$2,528	$1,826	$1,548

Weighted average number of common shares outstanding	412.5	396.4	379.7
Additional shares from assumed exercise of stock-based compensation awards	7.7	7.3	6.3
Additional shares from assumed issuance of common stock upon settlement of purchase contracts and mandatorily exercisable warrants	2.2	4.7	.4

Weighted average number of common shares and potential common shares assumed outstanding for computing diluted earnings per share	422.4	408.4	386.4

Diluted earnings per share	$5.98	$4.47	$4.01

   In 2006, 2005 and 2004, options to purchase 0.1 million shares, 1.6 million shares and 15.2 million shares of common stock with weighted average exercise prices of $51.55 per share, $42.02 per share and $37.51 per share, respectively, were excluded from the computation of diluted earnings per share because the exercise price of these options was greater than the average market price of Chubb’s common stock. For additional disclosure regarding the stock-based compensation awards, see Note (12).
(17) Comprehensive Income
   Comprehensive income is defined as all changes in shareholders’ equity, except those arising from transactions with shareholders. Comprehensive income includes net income and other comprehensive income, which for the Corporation consisted of changes in unrealized appreciation or depreciation of investments carried at market value and changes in foreign currency translation gains or losses.
   The components of other comprehensive income or loss were as follows:

	Years Ended December 31

	2006			2005			2004

	Before	Income		Before	Income		Before	Income
	Tax	Tax	Net	Tax	Tax	Net	Tax	Tax	Net

	(in millions)
Unrealized holding gains (losses) arising during the year	$161	$55	$106	$(447)	$(157)	$(290)	$19	$3	$16
Reclassification adjustment for realized gains included in net income	36	11	25	35	12	23	94	29	65

Net unrealized gains (losses) recognized in other comprehensive income	125	44	81	(482)	(169)	(313)	(75)	(26)	(49)
Foreign currency translation gains (losses)	52	18	34	(35)	(13)	(22)	103	36	67

Total other comprehensive income (loss)	$177	$62	$115	$(517)	$(182)	$(335)	$28	$10	$18

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

(iv) Fair values of limited partnerships represent the Corporations’s equity in the net assets of the partnerships based on valuations provided by the manager of each partnership.

(v) Fair values of real estate mortgages receivable are estimated individually as the value of the discounted future cash flows of the loan, subject to the estimated fair value of the underlying collateral.

(vi) The fair value of the interest rate swap is based on a price quoted by a dealer.

(vii) Fair values of long term debt is based on prices quoted by dealers.

(viii) Fair values of credit derivatives, principally portfolio credit default swaps, are determined using internal valuation models that are similar to external valuation models.
   The carrying values and fair values of financial instruments were as follows:

	December 31

	2006		2005

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	(in millions)
Assets
Invested assets
Short term investments	$2,254	$2,254	$1,899	$1,899
Fixed maturities (Note 4)
Held-to-maturity	135	142	205	216
Available-for-sale	31,831	31,831	30,318	30,318
Equity securities	1,957	1,957	1,169	1,169
Other invested assets	1,516	1,516	1,043	1,043
Real estate mortgages receivable (Note 6)	1	1	19	19
Interest rate swap	6	6	7	7
Liabilities
Long term debt (Note 8)	2,460	2,504	2,460	2,714
Credit derivatives (Note 14)	8	8	9	9

(19) Shareholders’ Equity
   (a) In connection with the stock split approved by the Board of Directors on March 3, 2006, the Board of Directors approved a proportionate increase in the number of authorized shares of Chubb’s common stock from 600 million shares to 1.2 billion shares and an increase in the authorized shares of Chubb’s preferred stock from 4 million shares to 8 million shares.
   (b) The authorized but unissued preferred shares may be issued in one or more series and the shares of each series shall have such rights as fixed by the Board of Directors.
   (c) On February 8, 2006, the Board of Directors authorized the cancellation of all treasury shares, which were thereupon restored to the status of authorized but unissued common shares. The change had no effect on total shareholders’ equity.
   The activity of Chubb’s common stock was as follows:

	Years Ended December 31

	2006	2005	2004

	(number of shares)
Common stock issued
Balance, beginning of year	420,864,596	391,607,648	391,607,648
Treasury shares cancelled	(7,887,800)	—	—
Repurchase of shares	(20,266,262)	—	—
Shares issued upon settlement of equity unit purchase contracts and warrants	12,883,527	17,366,234	—
Share activity under stock-based employee compensation plans	5,682,879	11,890,714	—

Balance, end of year	411,276,940	420,864,596	391,607,648

Treasury stock
Balance, beginning of year	2,787,800	6,254,564	15,680,896
Repurchase of shares	5,100,000	2,787,800	—
Cancellation of shares	(7,887,800)	—	—
Share activity under stock-based employee compensation plans	—	(6,254,564)	(9,426,332)

Balance, end of year	—	2,787,800	6,254,564

Common stock outstanding, end of year	411,276,940	418,076,796	385,353,084

   In November 2002, Chubb issued 24 million mandatorily exercisable warrants to purchase its common stock and $600 million of senior notes due in 2007. The warrants and notes were issued together in the form of equity units. Each warrant obligated the holder to purchase, and obligated Chubb to sell, on or before the settlement date of November 16, 2005, for a settlement price of $25, a variable number of newly issued shares of Chubb’s common stock. The number of shares of Chubb’s common stock purchased was determined based on a formula that considered the market price of the common stock immediately prior to the time of settlement in relation to the $28.32 per share sale price of the common stock at the time the equity units were offered. Upon settlement of the warrants, Chubb issued 17,366,234 shares of common stock and received proceeds of $600 million.
   In June 2003, Chubb issued 18.4 million purchase contracts to purchase its common stock and $460 million of senior notes due in 2008. The purchase contracts and notes were issued together in the form of equity units. Each purchase contract obligated the holder to purchase, and obligated Chubb to sell, on or before the settlement date of August 16, 2006, for a settlement price of $25, a variable number of newly issued shares of Chubb’s common stock. The number of shares of Chubb’s common stock purchased was determined based on a formula that considered the market price of the common stock immediately prior to the time of settlement in relation to the $29.75 per share sale price of the common stock at the time the equity units were offered. Upon settlement of the purchase contracts, Chubb issued 12,883,527 shares of common stock and received proceeds of $460 million.
   (d) As of December 31, 2006, 19,845,938 shares remained under the current share repurchase authorization that was approved by the Board of Directors in December 2006. The authorization has no expiration date.

   (e) Chubb has a shareholders rights plan under which each shareholder has one-half of a right for each share of Chubb’s common stock held. Each right entitles the holder to purchase from Chubb one one-thousandth of a share of Series B Participating Cumulative Preferred Stock at an exercise price of $240. The rights are attached to all outstanding shares of common stock and trade with the common stock until the rights become exercisable. The rights are subject to adjustment to prevent dilution of the interests represented by each right.
   The rights will become exercisable and will detach from the common stock ten days after a person or group either acquires 20% or more of the outstanding shares of Chubb’s common stock or announces a tender or exchange offer which, if consummated, would result in that person or group owning 20% or more of the outstanding shares of Chubb’s common stock.
   In the event that any person or group acquires 20% or more of the outstanding shares of Chubb’s common stock, each right will entitle the holder, other than such person or group, to purchase that number of shares of Chubb’s common stock having a market value of two times the exercise price of the right. In the event that, following the acquisition of 20% or more of Chubb’s outstanding common stock by a person or group, the Corporation is acquired in a merger or other business combination transaction or 50% or more of the Corporation’s assets or earning power is sold, each right will entitle the holder to purchase common stock of the acquiring company having a value equal to two times the exercise price of the right. At any time after any person or group acquires 20% or more of Chubb’s common stock, but before such person or group acquires 50% or more of such stock, Chubb may exchange all or part of the rights, other than the rights owned by such person or group, for shares of Chubb’s common stock at an exchange ratio of one share of common stock per one-half of a right.
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
   (f) The property and casualty insurance subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). For such subsidiaries, statutory accounting practices differ in certain respects from GAAP.
   A comparison of shareholders’ equity on a GAAP basis and policyholders’ surplus on a statutory basis is as follows:

	December 31

	2006		2005

	GAAP	Statutory	GAAP	Statutory

	(in millions)
P&C Group	$13,868	$11,357	$12,147	$8,910

Corporate and other	(5)		260

	$13,863		$12,407

   A comparison of GAAP and statutory net income (loss) is as follows:

	Years Ended December 31

	2006		2005		2004

	GAAP	Statutory	GAAP	Statutory	GAAP	Statutory

	(in millions)
P&C Group	$2,637	$2,575	$1,963	$1,897	$1,799	$1,664

Corporate and other	(109)		(137)		(251)

	$2,528		$1,826		$1,548

   (g) As a holding company, Chubb’s ability to continue to pay dividends to shareholders and to satisfy its obligations, including the payment of interest and principal on debt obligations, relies on the availability of liquid assets, which is dependent in large part on the dividend paying ability of its property and casualty insurance subsidiaries. The Corporation’s property and casualty insurance subsidiaries are subject to laws and regulations in the jurisdictions in which they operate that restrict the amount of dividends they may pay without the prior approval of regulatory authorities. The restrictions are generally based on net income and on certain levels of policyholders’ surplus as determined in accordance with statutory accounting practices. Dividends in excess of such thresholds are considered “extraordinary” and require prior regulatory approval. During 2006, these subsidiaries paid dividends to Chubb totaling $650 million.
   The maximum dividend distribution that may be made by the property and casualty insurance subsidiaries to Chubb during 2007 without prior regulatory approval is approximately $1.6 billion.

QUARTERLY FINANCIAL DATA
   Summarized unaudited quarterly financial data for 2006 and 2005 are shown below. In management’s opinion, the interim financial data contain all adjustments, consisting of normal recurring items, necessary to present fairly the results of operations for the interim periods.

	Three Months Ended

	March 31		June 30		September 30		December 31

	2006	2005	2006	2005	2006	2005(a)	2006	2005

	(in millions except for per share amounts)
Revenues	$3,506	$3,449	$3,445	$3,452	$3,451	$3,479	$3,601	$3,703
Losses and expenses	2,554	2,837	2,611	2,768	2,620	3,175	2,693	2,856
Federal and foreign income tax	280	142	236	189	227	58	254	232

Net income	$672	$470	$598	$495	$604	$246	$654	$615

Basic earnings per share	$1.62	$1.22	$1.45	$1.26	$1.47	$0.62	$1.59	$1.50

Diluted earnings per share	$1.58	$1.18	$1.41	$1.23	$1.43	$0.60	$1.56	$1.46

Underwriting ratios
Losses to premiums earned	53.8%	60.6%	56.7%	60.3%	56.9%	74.4%	53.2%	61.8%
Expenses to premiums written	29.1	28.8	28.5	28.0	28.6	27.8	29.9	27.5

Combined	82.9%	89.4%	85.2%	88.3%	85.5%	102.2%	83.1%	89.3%

(a)	In the third quarter of 2005, revenues were reduced by net reinsurance reinstatement premium costs of $51 million and losses and expenses included net losses of $415 million related to Hurricane Katrina. Net income for the quarter was reduced by $303 million or $0.74 per diluted share ($0.76 per basic share) for the after-tax effect of the net costs. Excluding the impact of Hurricane Katrina, the losses to premiums earned ratio was 59.8%, the expenses to premiums written ratio was 27.3% and the combined ratio was 87.1%.

Per share amounts have been retroactively adjusted to reflect the two-for-one stock split effective March 31, 2006.

THE CHUBB CORPORATION

Schedule I

CONSOLIDATED SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES

(in millions)

December 31, 2006

			Amount
			at Which
	Cost or		Shown in
	Amortized	Market	the
Type of Investment	Cost	Value	Balance Sheet

Short term investments	$2,254	$2,254	$2,254

Fixed maturities
United States Government and government agencies and authorities	4,699	4,604	4,604
States, municipalities and political subdivisions	17,482	17,785	17,778
Foreign	5,589	5,571	5,571
Public utilities	449	453	453
All other corporate bonds	3,540	3,560	3,560

Total fixed maturities	31,759	31,973	31,966

Equity securities
Common stocks
Public utilities	173	218	218
Banks, trusts and insurance companies	382	535	535
Industrial, miscellaneous and other	964	1,160	1,160

Total common stocks	1,519	1,913	1,913
Non-redeemable preferred stocks	42	44	44

Total equity securities	1,561	1,957	1,957
Other invested assets	1,516	1,516	1,516

Total invested assets	$37,090	$37,700	$37,693

THE CHUBB CORPORATION

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS — PARENT COMPANY ONLY

(in millions)

December 31

	2006	2005

Assets
Invested Assets
Short Term Investments	$748	$916
Taxable Fixed Maturities — Available-for-Sale (cost $1,134 and $1,295)	1,113	1,278
Equity Securities (cost $289 and $5)	416	8

TOTAL INVESTED ASSETS	2,277	2,202
Cash	1	—
Investment in Consolidated Subsidiaries	13,848	12,156
Investment in Partially Owned Company	—	260
Net Receivable from Consolidated Subsidiaries	19	141
Other Assets	243	149

TOTAL ASSETS	$16,388	$14,908

Liabilities
Long Term Debt	$2,266	$2,267
Dividend Payable to Shareholders	104	90
Accrued Expenses and Other Liabilities	155	144

TOTAL LIABILITIES	2,525	2,501

Shareholders’ Equity
Preferred Stock — Authorized 8,000,000 Shares; $1 Par Value; Issued — None	—	—
Common Stock — Authorized 1,200,000,000 Shares; $1 Par Value; Issued 411,276,940 and 420,864,596 Shares	411	210
Paid-In Surplus	1,539	2,364
Retained Earnings	11,711	9,600
Accumulated Other Comprehensive Income	202	368
Treasury Stock, at Cost — 2,787,800 Shares in 2005	—	(135)

TOTAL SHAREHOLDERS’ EQUITY	13,863	12,407

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,388	$14,908

      The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

THE CHUBB CORPORATION

Schedule II

(continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF INCOME — PARENT COMPANY ONLY

(in millions)

Years Ended December 31

	2006	2005	2004

Revenues

Investment Income	$111	$82	$65

Other Revenues	17	3	—

Realized Investment Gains (Losses)	—	16	(41)

TOTAL REVENUES	128	101	24

Expenses

Investment Expenses	3	2	2

Real Estate Impairment Loss	—	48	—

Corporate Expenses	192	188	176

TOTAL EXPENSES	195	238	178

Loss before Federal and Foreign Income Tax and Equity in Net Income of Consolidated Subsidiaries	(67)	(137)	(154)

Federal and Foreign Income Tax (Credit)	16	(48)	53

Loss before Equity in Net Income of Consolidated Subsidiaries	(83)	(89)	(207)

Equity in Net Income of Consolidated Subsidiaries	2,611	1,915	1,755

NET INCOME	$2,528	$1,826	$1,548

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

THE CHUBB CORPORATION

Schedule II

(continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS — PARENT COMPANY ONLY

(in millions)

Years Ended December 31

	2006	2005	2004

Cash Flows from Operating Activities
Net Income	$2,528	$1,826	$1,548
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Equity in Net Income of Consolidated Subsidiaries	(2,611)	(1,915)	(1,755)
Realized Investment Losses (Gains)	—	(16)	41
Other, Net	41	102	—

NET CASH USED IN OPERATING ACTIVITIES	(42)	(3)	(166)

Cash Flows from Investing Activities
Proceeds from Fixed Maturities
Sales	121	548	190
Maturities, Calls and Redemptions	113	102	69
Proceeds from Sales of Equity Securities	1	1	7
Purchases of Fixed Maturities	(75)	(703)	(973)
Purchases of Equity Securities	—	(1)	—
Decrease (Increase) in Short Term Investments, Net	168	(730)	517
Capital Contributions to Consolidated Subsidiaries	(10)	(200)	(20)
Dividends Received from Consolidated Insurance Subsidiaries	650	520	380
Distributions Received from Consolidated Non-Insurance Subsidiaries	17	—	11
Other, Net	—	100	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	985	(363)	181

Cash Flows from Financing Activities
Repayment of Long Term Debt	—	(300)	—
Proceeds from Common Stock Issued Upon Settlement of Equity Unit Purchase Contracts and Warrants	460	600	—
Proceeds from Issuance of Common Stock Under Stock-Based Employee Compensation Plans	229	531	258
Repurchase of Shares	(1,228)	(135)	—
Dividends Paid to Shareholders	(403)	(330)	(291)
Other, Net	—	—	18

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(942)	366	(15)

Net Increase in Cash	1	—	—
Cash at Beginning of Year	—	—	—

CASH AT END OF YEAR	$1	$—	$—

      The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

      In 2005, consolidated subsidiaries paid noncash dividends in the amount of $196 million to Chubb. These transactions have been excluded from the statement of cash flows.

THE CHUBB CORPORATION

Schedule III

CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION

(in millions)

	December 31			Year Ended December 31

							Amortization	Other
	Deferred						of Deferred	Insurance
	Policy				Net		Policy	Operating
	Acquisition	Unpaid	Unearned	Premiums	Investment	Insurance	Acquisition	Costs and	Premiums
Segment	Costs	Losses	Premiums	Earned	Income*	Losses	Costs	Expenses**	Written

2006
Personal	$478	$2,060	$1,848	$3,409		$1,735	$911	$145	$3,518
Commercial	591	10,521	2,716	5,079		2,726	1,215	290	5,125
Specialty	352	8,218	1,746	2,953		1,865	602	104	2,941
Reinsurance Assumed	59	1,494	236	517		248	191	21	390
Investments					$1,454

	$1,480	$22,293	$6,546	$11,958	$1,454	$6,574	$2,919	$560	$11,974

2005
Property and Casualty Insurance
Personal	$445	$2,059	$1,730	$3,217		$1,822	$845	$123	$3,307
Commercial	576	10,803	2,615	5,020		3,187	1,180	269	5,030
Specialty	337	8,082	1,744	2,981		2,217	603	97	3,042
Reinsurance Assumed	87	1,538	272	958		587	303	22	904
Investments					$1,315

	$1,445	$22,482	$6,361	$12,176	$1,315	$7,813	$2,931	$511	$12,283

2004
Property and Casualty Insurance
Personal	$424	$1,839	$1,625	$2,997		$1,830	$808	$154	$3,116
Commercial	573	9,550	2,631	4,766		2,509	1,134	323	4,938
Specialty	341	7,714	1,774	2,762		2,290	564	130	2,860
Reinsurance Assumed	97	1,189	326	1,111		692	337	19	1,139
Investments					$1,184

	$1,435	$20,292	$6,356	$11,636	$1,184	$7,321	$2,843	$626	$12,053

*	Property and casualty assets are available for payment of losses and expenses for all classes of business; therefore, such assets and the related investment income have not been allocated to the underwriting segments.

**	Other insurance operating costs and expenses does not include other income and charges.

THE CHUBB CORPORATION

EXHIBITS INDEX

(Item 15(a))

Exhibit
Number		Description

	—	Articles of incorporation and by-laws
3.1		Restated Certificate of Incorporation incorporated by reference to Exhibit (3) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
3.2		Certificate of Amendment to the Restated Certificate of Incorporation incorporated by reference to Exhibit (3) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.
3.3
Certificate of Correction of Certificate of Amendment to the Restated Certificate of Incorporation incorporated by reference to Exhibit (3) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

3.4		Certificate of Amendment to the Restated Certificate of Incorporation incorporated by reference to Exhibit (3.1) of the registrant’s Current Report on Form 8-K filed on April 18, 2006.
3.5		By-Laws incorporated by reference to Exhibit (3.1) of the registrant’s Current Report on Form 8-K filed on December 9, 2003.
	—	Instruments defining the rights of security holders, including indentures

The registrant is not filing any instruments evidencing any indebtedness since the total amount of securities authorized under any single instrument does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

4.1
Rights Agreement dated as of March 12, 1999 between The Chubb Corporation and First Chicago Trust Company of New York, as Rights Agent incorporated by reference to Exhibit (99.1) of the registrant’s Current Report on Form 8-K filed on March 30, 1999.

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

10.4		The Chubb Corporation Asset Managers Incentive Compensation Plan (2005) incorporated by reference to Exhibit (10) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.

Exhibit
Number	Description

10.5	Corporate Aircraft Policy incorporated by reference to Exhibit (10.12) of the registrant’s Current Report on Form 8-K filed on March 9, 2005.
10.6	The Chubb Corporation Annual Incentive Plan (2006) incorporated by reference to Annex A of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders held on April 25, 2006.
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

10.17	The Chubb Corporation Key Employee Deferred Compensation Plan (2005) incorporated by reference to Exhibit (10.9) of the registrant’s Current Report on Form 8-K filed on March 9, 2005.
10.18	Amendment to the registrant’s Key Employee Deferred Compensation Plan (2005) incorporated by reference to Exhibit (10.1) of the registrant’s Current Report on Form 8-K filed on September 12, 2005.
10.19	The Chubb Corporation Executive Deferred Compensation Plan incorporated by reference to Exhibit (10) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

Exhibit
Number	Description

10.20	The Chubb Corporation Deferred Compensation Plan for Directors, as amended, incorporated by reference to Exhibit (10.1) of the registrant’s Current Report on Form 8-K filed on December 11, 2006.
10.21	The Chubb Corporation Estate Enhancement Program incorporated by reference to Exhibit (10) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
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
10.31
Form of 2006 Performance Share Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004) (for Chief Executive Officer and Vice Chairmen) incorporated by reference to Exhibit (10.2) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

10.32
Form of 2006 Performance Share Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004) (for Executive Vice Presidents and certain Senior Vice Presidents) incorporated by reference to Exhibit (10.3) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

Exhibit
Number	Description

10.33
Form of 2006 Restricted Stock Unit Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004) (for Chief Executive Officer, Vice Chairmen, Executive Vice Presidents and certain Senior Vice Presidents) incorporated by reference to Exhibit (10.4) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

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

10.41
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

10.43
Form of Performance Share Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan for Non-Employee Directors (2004) incorporated by reference to Exhibit (10.10) of the registrant’s Current Report on Form 8-K filed on March 9, 2005.

10.44
Form of Stock Unit Agreement under The Chubb Corporation Long-Term Stock Incentive Plan for Non-Employee Directors (2004) incorporated by reference to Exhibit (10.11) of the registrant’s Current Report on Form 8-K filed on March 9, 2005.

Exhibit
Number		Description

11.1		Computation of earnings per share included in Note (16) of the Notes to Consolidated Financial Statements.
21.1		Subsidiaries of the registrant filed herewith.
23.1		Consent of Independent Registered Public Accounting Firm filed herewith.
	—	Rule 13a-14(a)/15d-14(a) Certifications.
31.1		Certification by John D. Finnegan filed herewith.
31.2		Certification by Michael O’Reilly filed herewith.
	—	Section 1350 Certifications.
32.1		Certification by John D. Finnegan filed herewith.
32.2		Certification by Michael O’Reilly filed herewith.