Form 10-Q
period 2007-03-31
CHUBB CORP
filed 2007-05-07
CIK 20171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
YES ☐ NO ☑
     The number of shares of common stock outstanding as of March 31, 2007 was 401,480,338.

THE CHUBB CORPORATION
INDEX

Part I. FINANCIAL INFORMATION
Item 1 — Financial Statements
THE CHUBB CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31

	2007	2006
	(in millions)
Revenues
Premiums Earned	$2,985	$3,019
Investment Income	414	381
Other Revenues	3	—
Realized Investment Gains	117	106

Total Revenues	3,519	3,506

Losses and Expenses
Losses and Loss Expenses	1,580	1,618
Amortization of Deferred Policy Acquisition Costs	764	733
Other Insurance Operating Costs and Expenses	113	127
Investment Expenses	12	10
Other Expenses	4	16
Corporate Expenses	45	50

Total Losses and Expenses	2,518	2,554

Income Before Federal and Foreign Income Tax	1,001	952
Federal and Foreign Income Tax	291	280

Net Income	$710	$672

Net Income Per Share

Basic	$1.74	$1.62
Diluted	1.71	1.58

Dividends Declared Per Share	.29	.25
See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
CONSOLIDATED BALANCE SHEETS

	Mar. 31,	Dec. 31,
	2007	2006
	(in millions)
Assets
Invested Assets
Short Term Investments	$2,360	$2,254
Fixed Maturities
Held-to-Maturity — Tax Exempt (market $135 and $142)	128	135
Available-for-Sale
Tax Exempt (cost $17,737 and $17,314)	17,998	17,613
Taxable (cost $14,585 and $14,310)	14,495	14,218
Equity Securities (cost $1,624 and $1,561)	2,037	1,957
Other Invested Assets	1,655	1,516

TOTAL INVESTED ASSETS	38,673	37,693

Cash	42	38
Securities Lending Collateral	2,509	2,620
Accrued Investment Income	406	411
Premiums Receivable	2,185	2,314
Reinsurance Recoverable on Unpaid Losses and Loss Expenses	2,531	2,594
Prepaid Reinsurance Premiums	381	354
Deferred Policy Acquisition Costs	1,476	1,480
Real Estate Assets	203	201
Deferred Income Tax	531	591
Goodwill	467	467
Other Assets	1,518	1,514

TOTAL ASSETS	$50,922	$50,277

Liabilities

Unpaid Losses and Loss Expenses	$22,350	$22,293
Unearned Premiums	6,452	6,546
Securities Lending Payable	2,509	2,620
Long Term Debt	3,335	2,466
Dividend Payable to Shareholders	119	104
Accrued Expenses and Other Liabilities	2,284	2,385

TOTAL LIABILITIES	37,049	36,414

Contingent Liabilities (Note 6)

Shareholders’ Equity

Common Stock — $1 Par Value; 401,480,338 and 411,276,940 Shares	401	411
Paid-In Surplus	987	1,539
Retained Earnings	12,302	11,711
Accumulated Other Comprehensive Income	183	202

TOTAL SHAREHOLDERS’ EQUITY	13,873	13,863

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$50,922	$50,277

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31

	2007	2006
	(in millions)
Net Income	$710	$672

Other Comprehensive Income (Loss), Net of Tax
Change in Unrealized Appreciation of Investments	(12)	(224)
Foreign Currency Translation Losses	(12)	(2)
Amortization of Net Loss and Prior Service Cost Included in Net Postretirement Benefit Costs	5	—

	(19)	(226)

Comprehensive Income	$691	$446

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31

	2007	2006
	(in millions)
Cash Flows from Operating Activities
Net Income	$710	$672
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Increase in Unpaid Losses and Loss Expenses, Net	120	318
Decrease in Unearned Premiums, Net	(118)	(94)
Decrease in Premiums Receivable	129	107
Decrease (Increase) in Reinsurance Recoverable on Paid Losses	58	(152)
Deferred Income Tax	67	100
Amortization of Premiums and Discounts on Fixed Maturities	58	57
Depreciation	17	22
Realized Investment Gains	(117)	(106)
Other, Net	(217)	(210)

Net Cash Provided by Operating Activities	707	714

Cash Flows from Investing Activities
Proceeds from Fixed Maturities
Sales	498	887
Maturities, Calls and Redemptions	458	398
Proceeds from Sales of Equity Securities	56	36
Purchases of Fixed Maturities	(1,732)	(2,042)
Purchases of Equity Securities	(104)	(93)
Investments in Other Invested Assets, Net	(41)	14
Decrease (Increase) in Short Term Investments, Net	(106)	246
Increase in Net Payable from Security Transactions Not Settled	83	115
Purchases of Property and Equipment, Net	(7)	(14)

Net Cash Used in Investing Activities	(895)	(453)

Cash Flows from Financing Activities
Proceeds from Issuance of Long Term Debt	1,000	—
Repayment of Long Term Debt	(125)	—
Proceeds from Issuance of Common Stock Under Stock-Based Employee Compensation Plans	44	86
Repurchase of Shares	(610)	(249)
Dividends Paid to Shareholders	(104)	(90)
Other, Net	(13)	(2)

Net Cash Provided by (Used in) Financing Activities	192	(255)

Net Increase in Cash	4	6

Cash at Beginning of Year	38	36

Cash at End of Period	$42	$42

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
     The amounts included in this report are unaudited but include those adjustments, consisting of normal recurring items, that management considers necessary for a fair presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Notes to Consolidated Financial Statements included in the Corporation’s 2006 Annual Report on Form 10-K.
2) Adoption of New Accounting Pronouncements
     Effective January 1, 2007, the Corporation adopted Financial Accounting Standards Board Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 did not have a significant effect on the Corporation’s financial position or results of operations.
3) Investments
     Short term investments, which have an original maturity of one year or less, are carried at amortized cost which approximates market value. Fixed maturities classified as held-to-maturity are carried at amortized cost. Fixed maturities classified as available-for-sale and equity securities are carried at market value as of the balance sheet date.
     The change in unrealized appreciation or depreciation of investments carried at market value was as follows:

	Three Months Ended
	March 31
	2007	2006
	(in millions)
Change in unrealized appreciation of equity securities	$17	$26
Change in unrealized appreciation or depreciation of fixed maturities	(36)	(370)

	(19)	(344)

Deferred income tax credit	(7)	(120)

Change in unrealized appreciation of investments, net	$(12)	$(224)

4) Debt
     In March 2007, Chubb issued $1.0 billion of unsecured junior subordinated capital securities. The capital securities will become due on April 15, 2037, the scheduled maturity date, but only to the extent that Chubb has received sufficient net proceeds from the sale of certain qualifying capital securities. Chubb must use its commercially reasonable efforts, subject to certain market disruption events, to sell enough qualifying capital securities to permit repayment of the capital securities in full on the scheduled maturity date or as soon thereafter as possible. Any remaining outstanding principal amount will be due on March 29, 2067, the final maturity date. The capital securities bear interest at a fixed rate of 6.375% through April 14, 2017. Thereafter, the capital securities will bear interest at a rate equal to the three-month LIBOR rate plus 2.25%. Subject to certain conditions, Chubb has the right to defer the payment of interest on the capital securities for a period not exceeding ten consecutive years. During any such period, interest will continue to accrue and Chubb generally may not declare or pay any dividends on or purchase any shares of its capital stock.
     In connection with the issuance of the capital securities, Chubb entered into a replacement capital covenant in which it agreed that it will not repay, redeem, defease or purchase the capital securities before March 29, 2047, unless, subject to certain limitations, it has received proceeds from the sale of replacement capital securities, as defined. Subject to the replacement capital covenant, the capital securities may be redeemed, in whole or in part, at any time on or after April 15, 2017 at a redemption price equal to the principal amount plus any accrued interest or prior to April 15, 2017 at a redemption price equal to the greater of (i) the principal amount or (ii) a make-whole amount, in each case plus any accrued interest.
     At December 31, 2006, Executive Risk Capital Trust, wholly owned by Chubb Executive Risk Inc., which in turn is wholly owned by Chubb, had outstanding $125 million of 8.675% capital securities. The sole assets of the Trust were debentures issued by Chubb Executive Risk. The capital securities were subject to mandatory redemption in 2027 upon repayment of the debentures. The capital securities were also subject to mandatory redemption in certain other specified circumstances beginning in 2007. On February 1, 2007, the debentures were repaid and the Trust redeemed the capital securities at a price that included a make-whole premium of $5 million in the aggregate.

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

     Revenues and income before income tax of the operating segments were as follows:

	Three Months Ended
	March 31
	2007	2006
	(in millions)
Revenues
Property and casualty insurance
Premiums earned
Personal insurance	$894	$837
Commercial insurance	1,277	1,279
Specialty insurance	741	749

Total insurance	2,912	2,865

Reinsurance assumed	73	154

	2,985	3,019

Investment income	392	357

Other revenues	2	—

Total property and casualty insurance	3,379	3,376

Corporate and other	23	24
Realized investment gains	117	106

Total revenues	$3,519	$3,506

Income (loss) before income tax
Property and casualty insurance
Underwriting
Personal insurance	$202	$184
Commercial insurance	144	256
Specialty insurance	141	88

Total insurance	487	528

Reinsurance assumed	43	16

	530	544

Decrease in deferred policy acquisition costs	(3)	(8)

Underwriting income	527	536

Investment income	381	348

Other income	3	5

Total property and casualty insurance	911	889

Corporate and other loss	(27)	(43)
Realized investment gains	117	106

Total income before income tax	$1,001	$952

6) Contingent Liabilities
     Chubb and certain of its subsidiaries have been involved in the investigations of certain market practices in the property and casualty insurance industry by various Attorneys General and other regulatory authorities of several states, the U.S. Securities and Exchange Commission, the U.S. Attorney for the Southern District of New York and certain non-U.S. regulatory authorities with respect to, among other things, (1) potential conflicts of interest and anti-competitive behavior arising from the payment of contingent commissions to brokers and agents and (2) loss mitigation and finite reinsurance arrangements. In connection with these investigations, Chubb and certain of its subsidiaries have received subpoenas and other requests for information from various regulators. The Corporation has been cooperating fully with these investigations. The Corporation has settled with the Attorneys General of New York, Connecticut and Illinois all issues arising out of their investigations. Although no regulatory action has been initiated against the Corporation, it is possible that one or more other regulatory authorities will bring an action against the Corporation with respect to some or all of the issues that are the focus of these ongoing investigations.
     Purported class actions arising out of the investigations into the payment of contingent commissions to brokers and agents have been filed in a number of federal and state courts. On August 1, 2005, Chubb and certain of its subsidiaries were named as defendants in a putative class action entitled In re Insurance Brokerage Antitrust Litigation in the U.S. District Court for the District of New Jersey. This action, brought against several brokers and insurers on behalf of a class of persons who purchased insurance through the broker defendants, asserts claims under the Sherman Act and state law and the Racketeer Influenced and Corrupt Organizations Act arising from the alleged unlawful use of contingent commission agreements. Chubb and certain of its subsidiaries have also been named as defendants in two putative class actions relating to allegations of unlawful use of contingent commission arrangements that were originally filed in state court. The first was filed on February 16, 2005 in Seminole County, Florida. The second was filed on May 17, 2005 in Essex County, Massachusetts. Both cases were removed to federal court and then transferred by the Judicial Panel on Multidistrict Litigation to the U.S. District Court for the District of New Jersey for consolidation with In re Insurance Brokerage Antitrust Litigation. Since being transferred to the District of New Jersey, the plaintiff in the former lawsuit has been inactive and the latter lawsuit has been voluntarily dismissed. On April 5, 2007, the U.S. District Court for the District of New Jersey dismissed the complaint in In re Insurance Brokerage Antitrust Litigation, without prejudice, granting plaintiffs one further opportunity to amend their complaint. Plaintiffs’ amended complaint must be filed by May 22, 2007.

     In December 2005, Chubb and certain of its subsidiaries were named in a putative class action similar to In re Insurance Brokerage Antitrust Litigation. The action is pending in the U.S. District Court for the District of New Jersey and has been assigned to the judge who is presiding over In re Insurance Brokerage Antitrust Litigation. The complaint has never been served in this matter. Separately, in April 2006, Chubb and one of its subsidiaries were named in an action similar to In re Insurance Brokerage Antitrust Litigation. This action was filed in the U.S. District Court for the Northern District of Georgia and subsequently was transferred by the Judicial Panel on Multidistrict Litigation to the U.S. District Court for the District of New Jersey for consolidation with In re Insurance Brokerage Antitrust Litigation.
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
7) Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31
	2007	2006
	(in millions, except
	per share amounts)
Basic earnings per share:
Net income	$710	$672

Weighted average number of common shares outstanding	407.2	413.9

Basic earnings per share	$1.74	$1.62

Diluted earnings per share:
Net income	$710	$672

Weighted average number of common shares outstanding	407.2	413.9
Additional shares from assumed exercise of stock-based compensation awards	7.1	6.9
Additional shares from assumed issuance of common stock upon settlement of purchase contracts	—	3.3

Weighted average number of common shares and potential common shares assumed outstanding for computing diluted earnings per share	414.3	424.1

Diluted earnings per share	$1.71	$1.58

Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Quarters Ended March 31, 2007 and 2006
     Certain statements in this document are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 (PSLRA). These forward-looking statements are made pursuant to the safe harbor provisions of the PSLRA and include statements regarding expectations as to our loss reserve and reinsurance recoverable estimates; the number and severity of surety-related claims; the cost and availability of reinsurance in 2007 and the impact of changes to our reinsurance program; premium volume, rates, terms and conditions and competition; the impact of investigations into market practices in the property and casualty insurance industry and any resulting business reforms; changes to our producer compensation program; the use of proceeds from our sale of capital securities; the repurchase of common stock under our share repurchase program; and our capital adequacy and funding of liquidity needs. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. These statements are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties, which include, among others, those discussed or identified from time to time in our public filings with the Securities and Exchange Commission and those associated with:
•	global political conditions and the occurrence of terrorist attacks, including any nuclear, biological, chemical or radiological events;

•	the effects of the outbreak or escalation of war or hostilities;

•	premium pricing and profitability or growth estimates overall or by lines of business or geographic area, and related expectations with respect to the timing and terms of any required regulatory approvals;

•	adverse changes in loss cost trends;

•	the ability to retain existing business;

•	our expectations with respect to cash flow projections and investment income and with respect to other income;

•	the adequacy of loss reserves, including:
–	our expectations relating to reinsurance recoverables;

–	the willingness of parties, including us, to settle disputes;

–	developments in judicial decisions or regulatory or legislative actions relating to coverage and liability, in particular, for asbestos, toxic waste and other mass tort claims;

–	development of new theories of liability;

–	our estimates relating to ultimate asbestos liabilities;

–	the impact from the bankruptcy protection sought by various asbestos producers and other related businesses;

–	the effects of proposed asbestos liability legislation, including the impact of claims patterns arising from the possibility of legislation and those that may arise if legislation is not passed;
•	the availability and cost of reinsurance coverage;

•	the occurrence of significant weather-related or other natural or human-made disasters, particularly in locations where we have concentrations of risk;

•	the impact of economic factors on companies on whose behalf we have issued surety bonds, and in particular, on those companies that have filed for bankruptcy or otherwise experienced deterioration in creditworthiness;

•	the effects of disclosures by, and investigations of, public companies relating to possible accounting irregularities, practices in the financial services industry and other corporate governance issues, including:
–	claims and litigation arising out of stock option “backdating,” “spring loading” and other option grant practices by public companies;

–	the effects on the capital markets and the markets for directors and officers and errors and omissions insurance;

–	claims and litigation arising out of actual or alleged accounting or other corporate malfeasance by other companies;

–	claims and litigation arising out of practices in the financial services industry;

–	legislative or regulatory proposals or changes;
•	the effects of changes in market practices in the U.S. property and casualty insurance industry, in particular contingent commissions and loss mitigation and finite reinsurance arrangements, arising from any legal or regulatory proceedings, related settlements and industry reform, including changes that have been announced and changes that may occur in the future;

•	the impact of legislative and regulatory developments on our business, including those relating to terrorism and catastrophes;

•	any downgrade in our claims-paying, financial strength or other credit ratings;

•	the ability of our subsidiaries to pay us dividends;

•	general economic and market conditions including:
–	changes in interest rates, market credit spreads and the performance of the financial markets;

–	the effects of inflation;

–	changes in domestic and foreign laws, regulations and taxes;

–	changes in competition and pricing environments;

–	regional or general changes in asset valuations;

–	the inability to reinsure certain risks economically;

–	changes in the litigation environment; and
•	our ability to implement management’s strategic plans and initiatives.
               The Corporation assumes no obligation to update any forward-looking information set forth in this document, which speak as of the date hereof.

CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS
          The consolidated financial statements include amounts based on informed estimates and judgments of management for transactions that are not yet complete. Such estimates and judgments affect the reported amounts in the financial statements. Those estimates and judgments that were most critical to the preparation of the financial statements involved the determination of loss reserves and the recoverability of related reinsurance recoverables. These estimates and judgments, which are discussed in Item 7 of our 2006 Annual Report on Form 10-K as supplemented within the following analysis of our results of operations, require the use of assumptions about matters that are highly uncertain and therefore are subject to change as facts and circumstances develop. If different estimates and judgments had been applied, materially different amounts might have been reported in the financial statements.
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
•	Net income was $710 million in the first quarter of 2007 compared with $672 million in the comparable period of 2006. Net income in both periods benefited from substantial underwriting income in our property and casualty insurance business.

•	Underwriting results were exceptionally profitable in the first quarter of both 2007 and 2006 as evidenced by the combined loss and expense ratio of 83.4% and 82.9%, respectively.

•	Total net premiums written decreased by 2% in the first quarter of 2007. Net premiums written in our insurance business increased 1%, reflecting our continued emphasis on underwriting discipline in an increasingly competitive market environment. In the reinsurance assumed business, net premiums written decreased 69%, reflecting the sale of the ongoing business in December 2005.

•	Property and casualty investment income after tax increased by 9% in the first quarter of 2007. The growth was due to an increase in invested assets over the past year. For more information on this non-GAAP financial measure, see “Property and Casualty Insurance – Investment Results.”
          A summary of our consolidated net income is as follows:

	Quarter Ended March 31
	2007	2006
	(in millions)
Property and Casualty Insurance	$911	$889
Corporate and Other	(27)	(43)
Realized Investment Gains	117	106

Consolidated Income Before Income Tax	1,001	952
Federal and Foreign Income Tax	291	280

Consolidated Net Income	$710	$672

Property and Casualty Insurance
     A summary of the results of operations of our property and casualty insurance business is as follows:

	Quarter Ended March 31
	2007	2006
	(in millions)
Underwriting
Net Premiums Written	$2,867	$2,925
Decrease in Unearned Premiums	118	94

Premiums Earned	2,985	3,019

Losses and Loss Expenses	1,580	1,618
Operating Costs and Expenses	870	850
Decrease in Deferred Policy Acquisition Costs	3	8
Dividends to Policyholders	5	7

Underwriting Income	527	536

Investments
Investment Income Before Expenses	392	357
Investment Expenses	11	9

Investment Income	381	348

Other Income	3	5

Property and Casualty Income Before Tax	$911	$889

Property and Casualty Investment Income After Tax	$305	$279

     Property and casualty income before tax was modestly higher in the first quarter of 2007 compared with the comparable period of 2006. The increase was due to higher investment income. Results in both periods benefited from substantial underwriting income.
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

     Net Premiums Written
          Net premiums written were $2.9 billion in the first quarter of 2007, a decrease of 2% compared with the same period in 2006.
          Net premiums written by business unit were as follows:

	Quarter Ended March 31		% Increase
	2007	2006	(Decrease)
	(in millions)
Personal insurance	$840	$792	6%
Commercial insurance	1,306	1,325	(1)
Specialty insurance	681	680	—

Total insurance	2,827	2,797	1
Reinsurance assumed	40	128	(69)

Total	$2,867	$2,925	(2)

          Net premiums written from our insurance business increased 1% in the first quarter of 2007 compared with the same period in 2006. Premiums in the first quarter of 2006 benefited from a $20 million reduction of previously accrued reinsurance reinstatement premium costs related to Hurricane Katrina. Premiums in the United States, which represent 75% of our insurance premiums, declined 1%. Premiums outside the U.S. grew 7%; in local currencies, such growth was 1%.
          The modest overall growth in net premiums written in our insurance business reflected our continued emphasis on underwriting discipline in an increasingly competitive market environment. Rates were generally stable, but continued to be under competitive pressure that varied by class of business and geographic territory. We continued to retain a high percentage of our existing customers and to renew these accounts at prices we believe to be appropriate relative to the exposure. In addition, while we continued to be selective, we found opportunities to write new business at acceptable rates.
          Net reinsurance assumed premiums written decreased by 69% in the first quarter of 2007 compared with the same period of 2006. The premium decline reflects the sale of our ongoing reinsurance assumed business in December 2005.
     Reinsurance Ceded
          Our premiums written are net of amounts ceded to reinsurers who assume a portion of the risk under the insurance policies we write that are subject to the reinsurance.
          As a result of the substantial losses incurred by reinsurers from the catastrophes in 2004 and 2005, the cost of property catastrophe reinsurance increased significantly in 2006. Reinsurance rates have generally remained steady in 2007, due in part to a relatively low level of catastrophes in 2006. However, there continue to be capacity restrictions in some segments of the marketplace.
          The major components of our reinsurance program were up for renewal in April 2007. We did not renew our casualty clash treaty as we believe the cost was not justified given the limited capacity and terms available. The treaty had provided coverage of approximately 55% of losses between $75 million and $150 million per insured event.

          On our commercial property per risk treaty, we increased the reinsurance coverage at the top of the program by $100 million. This treaty now provides approximately $500 million of coverage per risk in excess of our $25 million retention.
          The structure of our property catastrophe program for events in the United States was modified but the coverage provided is similar to the previous program. The principal catastrophe treaty now provides coverage of approximately 70% of losses (net of recoveries from other available reinsurance) between $350 million and $1.3 billion, with additional coverage of 55% of losses between $1.3 billion and $2.05 billion in the northeastern part of the country, where we have our greatest concentration of exposure.
          We also purchased two fully collateralized four-year reinsurance coverages for homeowners-related losses sustained from qualifying hurricane loss events in the northeastern part of the United States. This reinsurance was purchased from East Lane Re Ltd., a Cayman Islands reinsurance company, which financed the provision of reinsurance through the issuance of $250 million in catastrophe bonds to investors under two separate bond tranches. This reinsurance provides coverage of approximately 30% of covered losses between $1.3 billion and $2.05 billion.
          We participate in the Florida Hurricane Catastrophe Fund, which is a state-mandated fund that will provide reimbursement to insurers for a portion of their residential catastrophic hurricane losses. Our participation in the Fund limits our initial retention in Florida for homeowners related losses to approximately $150 million.
          Our property catastrophe treaty for events outside the United States was renewed with no modification of its terms. The treaty provides coverage of approximately 90% of losses (net of recoveries from other available reinsurance) between $75 million and $275 million.
          Our property reinsurance treaties generally contain terrorism exclusions for acts perpetrated by foreign terrorists.
          We expect that our overall reinsurance costs in 2007 will be similar to those in 2006. We do not expect the changes we made to our reinsurance program to have a material effect on the Corporation’s results of operations, financial condition or liquidity.
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
     Underwriting results were exceptionally profitable in the first quarter of both 2007 and 2006. The combined loss and expense ratio for our overall property and casualty business was as follows:

	Quarter Ended March 31
	2007	2006
Loss ratio	53.0%	53.8%
Expense ratio	30.4	29.1

Combined ratio	83.4%	82.9%

     The loss ratio improved slightly in the first quarter of 2007 compared with the same period in 2006, despite higher catastrophe losses. The loss ratio in both years reflects favorable loss experience which we believe resulted from our disciplined underwriting in recent years.
     Catastrophe losses were $76 million in the first quarter of 2007, which represented 2.5 percentage points of the combined loss and expense ratio. Catastrophes had virtually no effect on underwriting results in the first quarter of 2006 as catastrophe losses of $21 million were offset by the $20 million reduction in previously accrued reinsurance reinstatement premium costs related to Hurricane Katrina.
     The expense ratio increased in the first quarter of 2007 compared with the same period in 2006. The increase was primarily the result of higher commissions, due in large part to premium growth outside the United States in countries where commission rates are higher than in the United States as well as higher reinsurance ceded premiums on which there were no ceding commissions. In addition, operating costs increased somewhat whereas net premiums written decreased.
     In lieu of paying contingent commissions, we will pay, beginning in 2007, guaranteed supplemental compensation to agents and brokers in the United States with whom we previously had contingent commission agreements. Under this arrangement, agents and brokers will be paid a percentage of written premiums on eligible lines of business in a calendar year based upon their prior performance. We expect that the total guaranteed supplemental compensation payout for 2007 will be substantially the same as the contingent commission payout for 2006. However, the change in our commission arrangements has created a difference in the timing of expense recognition, which results in a one-time benefit to income during the 2007 transition year. The impact of the change in the first quarter of 2007 was to increase deferred policy acquisition costs by approximately $20 million. The change had no effect on the expense ratio.

     Review of Underwriting Results by Business Unit
     Personal Insurance
          Net premiums written from personal insurance, which represented 29% of our premiums written in the first quarter of 2007, increased by 6% in the first quarter compared with the same period in 2006. Net premiums written for the classes of business within the personal insurance segment were as follows:

	Quarter Ended March 31		% Increase
	2007	2006	(Decrease)
	(in millions)
Automobile	$147	$155	(5)%
Homeowners	520	488	7
Other	173	149	16

Total personal	$840	$792	6

          Personal automobile premiums decreased in the first quarter of 2007, due to our maintaining underwriting discipline in the highly competitive U.S. marketplace and the termination of a collector vehicle program. Personal automobile premiums outside the U.S. increased; however, the rate of growth was lower than in the prior year. Premium growth in our homeowners business was due to increased insurance-to-value and slightly higher rates. The in-force policy count for this class was unchanged during the first quarter of 2007. Premiums in our other personal business, which includes insurance for excess liability, yacht and accident coverages, increased due to significant growth in the accident and excess liability components.
          Our personal insurance business produced highly profitable underwriting results in the first quarter of both 2007 and 2006. The combined loss and expense ratios for the classes of business within the personal insurance segment were as follows:

	Quarter Ended March 31
	2007	2006
Automobile	95.4%	90.0%
Homeowners	71.1	73.7
Other	93.1	90.7

Total personal	79.3%	79.7%

          Our personal automobile business produced profitable results in the first quarter of both 2007 and 2006, but less so in 2007 due to deterioration in the non-U.S. component of this business.
          Homeowners results were highly profitable in the first quarter of 2007 and 2006, but more so in 2007 due to lower catastrophe losses. Catastrophe losses represented 2.0 percentage points of the combined ratio for this class in the first quarter of 2007 compared with 5.8 percentage points in the same period in 2006. Results in both periods benefited from better pricing and lower water damage losses, primarily the result of contract wording changes related to mold damage and loss remediation measures that we have implemented over the past few years. Results in 2006 also benefited from an unusually low level of non-catastrophe winter freeze claims.

          Other personal coverages produced profitable results in the first quarter of 2007 and 2006. Our accident and yacht businesses were highly profitable in both periods. However, our excess liability results were unprofitable in both periods due to inadequate pricing and unfavorable loss development related to prior accident years.
     Commercial Insurance
          Net premiums written from commercial insurance, which represented 46% of our premiums written in the first quarter of 2007, decreased by 1% in the first quarter compared with the same period a year ago. Net premiums written for the classes of business within the commercial insurance segment were as follows:

	Quarter Ended March 31		% Increase
	2007	2006	(Decrease)
	(in millions)
Multiple Peril	$307	$326	(6)%
Casualty	441	440	—
Workers’ compensation	257	256	—
Property and marine	301	303	(1)

Total commercial	$1,306	$1,325	(1)

          Property and marine premiums written in the first quarter of 2006 benefited from a $20 million reduction in previously accrued reinsurance reinstatement premium costs related to Hurricane Katrina. Excluding the reinsurance reinstatement premium benefit in 2006, commercial insurance premiums were flat in the first quarter of 2007 and property and marine premiums increased by 6%.
          The lack of premium growth in our commercial insurance business was the result of a competitive marketplace. Overall, rates were down slightly in the first quarter of 2007 with certain classes of business and geographic territories experiencing more competitive pressure than others, specifically non-catastrophe exposed property risks and certain casualty risks. Retention levels remained strong, slightly higher than those in the first quarter of 2006. New business volume was up substantially from 2006 levels. The higher volume was due to a few large new accounts combined with the unusually low new business volume in the first quarter of 2006. We continued to maintain our underwriting discipline in the competitive market, renewing business and writing new business only where we believe we are securing acceptable rates and appropriate terms and conditions for the exposures.
          Our commercial insurance business produced highly profitable underwriting results in the first quarter of both 2007 and 2006, but more so in 2006. The combined loss and expense ratios for the classes of business within the commercial insurance segment were as follows:

	Quarter Ended March 31
	2007	2006
Multiple peril	83.3%	70.4%
Casualty	94.3	94.4
Workers compensation	77.3	78.4
Property and marine	93.2	65.7

Total commercial	88.0%	78.8%

          The less profitable results in the 2007 period were due in large part to the impact of catastrophes, particularly in the property and marine classes. Results in 2006 in the property and marine classes benefited from the $20 million reduction in previously accrued reinsurance reinstatement premium costs related to Hurricane Katrina. As a result, catastrophes had a 2.0 percentage point favorable impact on the combined ratio for the commercial insurance segment in the first quarter of 2006. Catastrophe losses had a 5.0 percentage point unfavorable impact on the combined ratio in the first quarter of 2007. Excluding the impact of catastrophes, commercial insurance results in the first quarter of 2007 were only modestly less profitable than the comparable period in 2006, as favorable loss experience mitigated the margin compression from the modestly lower rates over the past few years. Results in both periods benefited from better terms and conditions and more stringent risk selection in recent years as well as low non-catastrophe property losses.
          Multiple peril results were highly profitable in the first quarter of 2007 and 2006. Results in 2006 were exceptionally profitable due to very favorable loss experience in the property component of this business. Catastrophe losses represented 1.9 percentage points of the combined ratio for this class in the first quarter of 2007. Catastrophe losses were negligible for this class in the first quarter of 2006.
          Our casualty business produced similarly profitable results in the first quarter of 2007 and 2006. The automobile component of this business was highly profitable in both periods. The primary liability component was profitable in both periods, but more so in 2007. The excess liability component produced breakeven results in the first quarter of 2007 compared with profitable results in the comparable period in 2006.
          Workers’ compensation results were highly profitable in the first quarter of 2007 and 2006. Results in both periods benefited from our disciplined risk selection during the past several years and favorable claim experience.
          Property and marine results were profitable in the first quarter of 2007 compared with highly profitable results in the same period of 2006. The less profitable results in the 2007 period were due to the impact of catastrophes. Catastrophe losses represented 19.3 percentage points of the combined ratio for this class in the first quarter of 2007. As noted above, results in 2006 benefited from a $20 million reduction in previously accrued reinsurance reinstatement premium costs related to Hurricane Katrina. As a result, catastrophes had a 7.8 percentage point favorable impact on the combined ratio for this class in the first quarter of 2006. Excluding the impact of catastrophes, the combined ratio was 73.9% and 73.5% in the first quarter of 2007 and 2006, respectively.
     Specialty Insurance
          Net premiums written from specialty insurance, which represented 24% of our premiums written in the first quarter of 2007, were flat in the first quarter compared with the same period a year ago. Net premiums written for the classes of business within the specialty insurance segment were as follows:

	Quarter Ended March 31		% Increase
	2007	2006	(Decrease)
	(in millions)
Professional liability	$597	$615	(3)%
Surety	84	65	29

Total specialty	$681	$680	—

          Premium growth in the professional liability classes was constrained by competitive pressure on rates, particularly in the public directors and officers liability component, and our commitment to maintain underwriting discipline in this environment. Rates for professional liability classes other than public directors and officers liability were generally stable in the first quarter of 2007. Retention levels in the professional liability classes remained strong in the first quarter of 2007. Excluding the impact on retention levels in 2006 of the 2005 sale of the renewal rights on our hospital professional liability and managed care errors and omissions business, retention levels in the first quarter of 2007 were comparable to those in the same period in 2006. New business volume in 2007 was lower than in 2006. We continued to get what we believe are acceptable rates and appropriate terms and conditions on both new business and renewals. The significant growth in net premiums written for our surety business was due primarily to a strong construction economy.
          Our specialty insurance business produced more profitable underwriting results in the first quarter of 2007 compared with the same period of 2006. The combined loss and expense ratios for the classes of business within the specialty insurance segment were as follows:

	Quarter Ended March 31
	2007	2006
Professional liability	89.0%	95.6%
Surety	31.4	37.0

Total specialty	83.1%	90.7%

          Our professional liability business produced profitable results in the first quarter of 2007 and 2006, but more so in 2007. The substantial improvement was due to favorable loss development related to prior accident years in the directors and officers liability, employment practices liability and fiduciary liability components of this business. Results in both periods benefited from the cumulative effect of price increases in prior years, lower policy limits and better terms and conditions as well as favorable loss trends. The fidelity component of our professional liability business was highly profitable in the first quarter of both years.
          Surety results were highly profitable in the first quarter of both 2007 and 2006. Our surety business tends to be characterized by infrequent but potentially high severity losses.
     Reinsurance Assumed
          Net premiums written from our reinsurance assumed business, which represented 1% of premiums written in the first quarter of 2007, decreased by 69% in the first quarter compared with the same period in 2006. This significant decrease in premiums was expected in light of the sale in December 2005 of our ongoing reinsurance assumed business, including renewal rights, to Harbor Point Limited. Harbor Point has the right for a transition period of up to two years to underwrite specific reinsurance business on our behalf. We retain a portion of such business and cede the balance to Harbor Point.
          Our reinsurance assumed business was highly profitable in the first quarter of 2007 and 2006, but more so in 2007 due to significant favorable loss development related to prior accident years.

     Regulatory Developments
          To promote and distribute our insurance products, we rely on independent brokers and agents. Accordingly, our business is dependent on the willingness of these brokers and agents to recommend our products to their customers. Prior to 2007, we had agreements in place with certain insurance agents and brokers under which, in addition to the standard commissions that we pay, we agreed to pay commissions that are contingent on the volume and/or the profitability of business placed with us.
          We have been involved in the investigations of certain business practices in the property and casualty insurance industry by various Attorneys General and other regulatory authorities of several states, the U.S. Securities and Exchange Commission, the U.S. Attorney for the Southern District of New York and certain non-U.S. regulatory authorities with respect to, among other things, (1) potential conflicts of interest and anti-competitive behavior arising from the payment of contingent commissions to brokers and agents and (2) loss mitigation and finite reinsurance arrangements. In connection with these investigations, we have received subpoenas and other requests for information from various regulators. We have been cooperating fully with these investigations. We have settled with the Attorneys General of New York, Connecticut and Illinois all issues arising out of their investigations. As part of this settlement, we agreed to implement certain business reforms, including discontinuing the payment of contingent commissions in the United States on all insurance lines beginning in 2007. Although no regulatory action has been initiated against us, it is possible that one or more other regulatory authorities will bring an action against us with respect to some or all of the issues that are the focus of these ongoing investigations.
          As noted above, in lieu of paying contingent commissions, we will pay, beginning in 2007, guaranteed supplemental compensation to agents and brokers in the United States with whom we previously had contingent commission agreements. We do not believe that our payment of guaranteed supplemental compensation in lieu of contingent commissions or any of the other business reforms that we are implementing will have a material adverse effect on the Corporation’s business, results of operations or financial condition.
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

     Loss Reserves
          Unpaid losses and loss expenses, also referred to as loss reserves, are the largest liability of our property and casualty business subsidiaries.
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
          Our gross case and incurred but not reported (IBNR) loss reserves and related reinsurance recoverable by class of business were as follows:

					Net
	Gross Loss Reserves			Reinsurance	Loss
March 31, 2007	Case	IBNR	Total	Recoverable	Reserves
	(in millions)
Personal insurance
Automobile	$256	$181	$437	$14	$423
Homeowners	397	294	691	49	642
Other	422	484	906	232	674

Total personal	1,075	959	2,034	295	1,739

Commercial insurance
Multiple peril	675	981	1,656	68	1,588
Casualty	1,633	4,025	5,658	390	5,268
Workers’ compensation	818	1,264	2,082	301	1,781
Property and marine	791	449	1,240	538	702

Total commercial	3,917	6,719	10,636	1,297	9,339

Specialty insurance
Professional liability	2,416	5,718	8,134	783	7,351
Surety	21	56	77	18	59

Total specialty	2,437	5,774	8,211	801	7,410

Total insurance	7,429	13,452	20,881	2,393	18,488

Reinsurance assumed	452	1,017	1,469	138	1,331

Total	$7,881	$14,469	$22,350	$2,531	$19,819

					Net
	Gross Loss Reserves			Reinsurance	Loss
December 31, 2006	Case	IBNR	Total	Recoverable	Reserves
	(in millions)
Personal insurance
Automobile	$261	$178	$439	$14	$425
Homeowners	421	298	719	54	665
Other	443	459	902	245	657

Total personal	1,125	935	2,060	313	1,747

Commercial insurance
Multiple peril	702	965	1,667	74	1,593
Casualty	1,668	3,922	5,590	377	5,213
Workers’ compensation	827	1,223	2,050	310	1,740
Property and marine	821	393	1,214	536	678

Total commercial	4,018	6,503	10,521	1,297	9,224

Specialty insurance
Professional liability	2,542	5,598	8,140	852	7,288
Surety	22	56	78	19	59

Total specialty	2,564	5,654	8,218	871	7,347

Total insurance	7,707	13,092	20,799	2,481	18,318

Reinsurance assumed	464	1,030	1,494	113	1,381

Total	$8,171	$14,122	$22,293	$2,594	$19,699

          Loss reserves, net of reinsurance recoverable, increased by $120 million during the first quarter of 2007. Loss reserves related to our insurance business increased by $170 million and those related to our reinsurance assumed business, which is in runoff, decreased by $50 million. Gross case reserves related to our insurance business decreased by $278 million due to generally low reported loss activity and relatively high payments on previously existing case reserves, particularly in the professional liability classes.
          In establishing the loss reserves of our property and casualty insurance subsidiaries, we consider facts currently known and the present state of the law and coverage litigation. Based on all information currently available, we believe that the aggregate loss reserves at March 31, 2007 were adequate to cover claims for losses that had occurred as of that date, including both those known to us and those yet to be reported. However, as discussed in Item 7 of our 2006 Annual Report on Form 10-K, there are significant uncertainties inherent in the loss reserving process. It is therefore possible that management’s estimate of the ultimate liability for losses that had occurred as of March 31, 2007 may change, which could have a material effect on the Corporation’s results of operations and financial condition.
     Investment Results
          Property and casualty investment income before taxes increased by 9% in the first quarter of 2007 compared with the same period in 2006. Growth was due to an increase in invested assets since the first quarter of 2006. The increase in invested assets was due to substantial cash flow from operations over the period.

     The effective tax rate on investment income was 19.9% in the first quarter of 2007 compared with 19.8% in the same period in 2006. The effective tax rate fluctuates as a result of our holding a different proportion of our investment portfolio in tax-exempt securities during each period.
     On an after-tax basis, property and casualty investment income increased by 9% in the first quarter of 2007. The after-tax annualized yield on the investment portfolio that supports the property and casualty insurance business was 3.45% in the first quarter of 2007 and 2006. Management uses property and casualty investment income after-tax, a non-GAAP financial measure, to evaluate its investment performance because it reflects the impact of any change in the proportion of the investment portfolio invested in tax exempt securities and is therefore more meaningful for analysis purposes than investment income before income tax.
Corporate and Other
     Corporate and other includes investment income earned on corporate invested assets, interest expense and other expenses not allocated to our operating subsidiaries and the results of our real estate and other non-insurance subsidiaries.
     Corporate and other produced a loss before taxes of $27 million in the first quarter of 2007 compared with a loss of $43 million in the first quarter of 2006. The higher loss in the 2006 period was due to the recognition of a loss from our investment in a corporate joint venture, Allied World Assurance Company, Ltd. We acquired an interest in Allied World in 2001 and used the equity method of accounting for this investment. In July 2006, Allied World sold previously unissued shares of common stock through an initial public offering. As a result of the public offering, we no longer consider Allied World to be a corporate joint venture. Accordingly, the equity method of accounting is no longer used for this investment. Instead, the investment in Allied World is now classified as an equity security. As such, it is carried at market value as of the balance sheet date with unrealized appreciation or depreciation credited or charged to comprehensive income.

Realized Investment Gains and Losses
          Net investment gains realized were as follows:

	Quarter Ended March 31
	2007	2006
	(in millions)
Net realized gains
Equity securities	$15	$11
Fixed maturities	4	2
Other invested assets	98	95

	117	108

Other than temporary impairment losses
Fixed maturities	—	2

	—	2

Realized investment gains before tax	$117	$106

Realized investment gains after tax	$76	$69

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
     Capital Resources
          Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. At March 31, 2007, the Corporation had shareholders’ equity of $13.9 billion and total debt of $3.3 billion.

     In March 2007, Chubb issued $1.0 billion of unsecured junior subordinated capital securities. The capital securities will become due on April 15, 2037, the scheduled maturity date, but only to the extent that Chubb has received sufficient net proceeds from the sale of certain qualifying capital securities. Chubb must use its commercially reasonable efforts, subject to certain market disruption events, to sell enough qualifying capital securities to permit repayment of the capital securities in full on the scheduled maturity date or as soon thereafter as possible. Any remaining outstanding principal amount will be due on March 29, 2067, the final maturity date. The capital securities bear interest at a fixed rate of 6.375% through April 14, 2017. Thereafter, the capital securities will bear interest at a rate equal to the three-month LIBOR rate plus 2.25%. Subject to certain conditions, Chubb has the right to defer the payment of interest on the capital securities for a period not exceeding ten consecutive years. During any such period, interest will continue to accrue and Chubb generally may not declare or pay any dividends on or purchase any shares of its capital stock. We intend to use the net proceeds to repurchase shares of our common stock.
     In connection with the issuance of the capital securities, Chubb entered into a replacement capital covenant in which it agreed that it will not repay, redeem, defease or purchase the capital securities before March 29, 2047, unless, subject to certain limitations, it has received proceeds from the sale of replacement capital securities, as defined. Subject to the replacement capital covenant, the capital securities may be redeemed, in whole or in part, at any time on or after April 15, 2017 at a redemption price equal to the principal amount plus any accrued interest or prior to April 15, 2017 at a redemption price equal to the greater of (i) the principal amount or (ii) a make-whole amount, in each case plus any accrued interest.
     At December 31, 2006, Executive Risk Capital Trust, wholly owned by Chubb Executive Risk Inc., which in turn is wholly owned by Chubb, had outstanding $125 million of 8.675% capital securities. The sole assets of the Trust were debentures issued by Chubb Executive Risk. The capital securities were subject to mandatory redemption in 2027 upon repayment of the debentures. The capital securities were also subject to mandatory redemption in certain other specified circumstances beginning in 2007. On February 1, 2007, the debentures were repaid and the Trust redeemed the capital securities at a price that included a make-whole premium of $5 million in the aggregate.
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
     In December 2006, the Board of Directors authorized the repurchase of up to 20,000,000 shares of Chubb’s common stock. In March 2007, the Board of Directors authorized an increase of 20,000,000 shares to the December 2006 authorization. The authorizations have no expiration date.

          During the first quarter of 2007, we repurchased 11,835,577 shares of Chubb’s common stock in open market transactions at a cost of $605 million. As of March 31, 2007, 28,010,361 shares remained under the share repurchase authorizations. Based on our outlook for 2007, we expect to repurchase all of the shares remaining under the authorizations by the end of 2007, subject to market conditions.
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
          Our strong underwriting results continued to generate substantial new cash. New cash from operations available for investment by our property and casualty subsidiaries was approximately $430 million in the first quarter of 2007 compared with $550 million in the same period in 2006. New cash available was lower in 2007 due primarily to higher income tax payments compared with the 2006 period.
          Our property and casualty subsidiaries maintain investments in highly liquid, short-term marketable securities. Accordingly, we do not anticipate selling long-term fixed maturity investments to meet any liquidity needs.

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
     As a holding company, Chubb’s ability to continue to pay dividends to shareholders and to satisfy its debt obligations relies on the availability of liquid assets, which is dependent in large part on the dividend paying ability of its property and casualty subsidiaries. Our property and casualty subsidiaries are subject to laws and regulations in the jurisdictions in which they operate that restrict the amount of dividends they may pay without the prior approval of regulatory authorities. The restrictions are generally based on net income and on certain levels of policyholders’ surplus as determined in accordance with statutory accounting practices. Dividends in excess of such thresholds are considered “extraordinary” and require prior regulatory approval. The maximum dividend distribution that may be made by the property and casualty subsidiaries to Chubb during 2007 without prior approval is approximately $1.6 billion. During the first quarter of 2007, these subsidiaries paid to Chubb dividends totaling $150 million.
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
     Our investment portfolio is primarily comprised of high quality bonds, principally tax exempt, U.S. Treasury and government agency, mortgage-backed securities and corporate issues as well as foreign government and corporate bonds that support our international operations. In addition, the portfolio includes equity securities, primarily publicly traded common stocks, and other invested assets, primarily private equity limited partnerships, all of which are held primarily with the objective of capital appreciation.
     In the first quarter of 2007, in our U.S. operations, we invested new cash in tax exempt bonds and, to a lesser extent, taxable bonds, primarily mortgage-backed securities. Our objective is to achieve the appropriate mix of taxable and tax exempt securities in our portfolio to balance both investment and tax strategies.
     The unrealized appreciation before tax of investments carried at market value, which includes fixed maturities classified as available-for-sale and equity securities, was $584 million and $603 million at March 31, 2007 and December 31, 2006, respectively. Such unrealized appreciation is reflected in comprehensive income, net of applicable deferred income tax.

     The unrealized market appreciation before tax of those fixed maturities carried at amortized cost was $7 million at both March 31, 2007 and December 31, 2006. Such unrealized appreciation was not reflected in the consolidated financial statements.
     Changes in unrealized market appreciation or depreciation of fixed maturities were due primarily to fluctuations in interest rates.
Item 4 — Controls and Procedures
     As of March 31, 2007, an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures was performed under the supervision and with the participation of the Corporation’s management, including the chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Corporation’s disclosure controls and procedures were effective as of the evaluation date.
     During the quarter ended March 31, 2007, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1 — Legal Proceedings
     As previously disclosed, purported class actions arising out of the investigations into the payment of contingent commissions to brokers and agents have been filed in a number of federal and state courts. On August 1, 2005, Chubb and certain of its subsidiaries were named as defendants in a putative class action entitled In re Insurance Brokerage Antitrust Litigation in the U.S. District Court for the District of New Jersey. This action, brought against several brokers and insurers on behalf of a class of persons who purchased insurance through the broker defendants, asserts claims under the Sherman Act and state law and the Racketeer Influenced and Corrupt Organizations Act arising from the alleged unlawful use of contingent commission agreements. Chubb and certain of its subsidiaries have also been named as defendants in two putative class actions relating to allegations of unlawful use of contingent commission arrangements that were originally filed in state court. The first was filed on February 16, 2005 in Seminole County, Florida. The second was filed on May 17, 2005 in Essex County, Massachusetts. Both cases were removed to federal court and then transferred by the Judicial Panel on Multidistrict Litigation to the U.S. District Court for the District of New Jersey for consolidation with In re Insurance Brokerage Antitrust Litigation. Since being transferred to the District of New Jersey, the plaintiff in the former lawsuit has been inactive and the latter lawsuit has been voluntarily dismissed. On April 5, 2007, the U.S. District Court for the District of New Jersey dismissed the complaint in In re Insurance Brokerage Antitrust Litigation, without prejudice, granting plaintiffs one further opportunity to amend their complaint. Plaintiffs’ amended complaint must be filed by May 22, 2007.
     In December 2005, Chubb and certain of its subsidiaries were named in a putative class action similar to In re Insurance Brokerage Antitrust Litigation. The action is pending in the U.S. District Court for the District of New Jersey and has been assigned to the judge who is presiding over In re Insurance Brokerage Antitrust Litigation. The complaint has never been served in this matter. Separately, in April 2006, Chubb and one of its subsidiaries were named in an action similar to In re Insurance Brokerage Antitrust Litigation. This action was filed in the U.S. District Court for the Northern District of Georgia and subsequently was transferred by the Judicial Panel on Multidistrict Litigation to the U.S. District Court for the District of New Jersey for consolidation with In re Insurance Brokerage Antitrust Litigation.
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

Item 1A — Risk Factors
     Our business is subject to a number of risks, including those identified in Item 1A of our 2006 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could have a material effect on our business, results of operations, financial condition and/or liquidity.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     The following table summarizes Chubb’s stock repurchased each month in the quarter ended March 31, 2007.

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number	Average	as Part of	Yet Be Purchased
	of Shares	Price Paid	Publicly Announced	Under the
Period	Purchased(a)	Per Share	Plans or Programs	Plans or Programs(b)
January 2007	4,209,300	$52.54	4,209,300	15,636,638

February 2007	458,277	52.08	458,277	15,178,361

March 2007	7,168,000	50.22	7,168,000	28,010,361

Total	11,835,577	$51.12	11,835,577

(a)	The stated amounts exclude 10,018 shares, 57,044 shares and 14,932 shares delivered to Chubb during the months of January 2007, February 2007 and March 2007, respectively, by employees of the Corporation to cover option exercise prices and withholding taxes in connection with the Corporation’s stock-based compensation plans.

(b)	On December 7, 2006, the Board of Directors authorized the repurchase of up to 20,000,000 shares of common stock. On March 21, 2007, the Board of Directors authorized an increase of 20,000,000 shares to the authorization approved in December 2006. The authorizations have no expiration date.

Item 6 — Exhibits

Exhibit
Number	Description

– Articles of incorporation and by-laws

3.1
Certificate of Amendment to the Restated Certificate of Incorporation of the registrant incorporated by reference to Exhibit (3.1) of the registrant’s Current Report on Form 8-K filed on April 30, 2007.

– Material Contracts

10.1	Schedule of 2007 Base Salaries for Named Executive Officers incorporated by reference to Exhibit (10.1) of the registrant’s Current Report on Form 8-K filed on March 7, 2007.

10.2
Form of Performance Share Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004) (for Chief Executive Officer, Vice Chairman, Executive Vice Presidents and certain Senior Vice Presidents) incorporated by reference to Exhibit (10.2) of the registrant’s Current Report on Form 8-K filed on March 7, 2007.

10.3
Form of Performance Share Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004) (for recipients of performance share awards other than Chief Executive Officer, Vice Chairmen, Executive Vice Presidents and certain Senior Vice Presidents) incorporated by reference to Exhibit (10.3) of the registrant’s Current Report on Form 8-K filed on March 7, 2007.

10.4
Form of Amendment No. 1 to the form of 2006 Performance Share Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004) (for Chief Executive Officer, Vice Chairmen, Executive Vice Presidents and certain Senior Vice Presidents) incorporated by reference to Exhibit (10.4) of the registrant’s Current Report on Form 8-K filed on March 7, 2007.

10.5
Form of Amendment No. 1 to the form of 2006 Performance Share Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004) (for 2006 performance share award recipients other than Chief Executive Officer, Vice Chairmen, Executive Vice Presidents and certain Senior Vice Presidents) incorporated by reference to Exhibit (10.5) of the registrant’s Current Report on Form 8-K filed on March 7, 2007.

10.6
Form of Amendment No. 1 to the form of 2005 Performance Share Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004) (for Chief Executive Officer, Vice Chairmen, Executive Vice Presidents and certain Senior Vice Presidents) incorporated by reference to Exhibit (10.6) of the registrant’s Current Report on Form 8-K filed on March 7, 2007.

10.7
Form of Amendment No. 1 to the form of 2005 Performance Share Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004) (for 2005 performance share award recipients other than Chief Executive Officer, Vice Chairmen, Executive Vice Presidents and certain Senior Vice Presidents) incorporated by reference to Exhibit (10.7) of the registrant’s Current Report on Form 8-K filed on March 7, 2007.

10.8
Form of Restricted Stock Unit Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004) (for Chief Executive Officer and Vice Chairmen) incorporated by reference to Exhibit (10.8) of the registrant’s Current Report on Form 8-K filed on March 7, 2007.

Item 6 — Exhibits (Cont’d)

Exhibit
Number	Description

10.9
Form of Restricted Stock Unit Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004) (for Executive Vice Presidents and certain Senior Vice Presidents) incorporated by reference to Exhibit (10.9) of the registrant’s Current Report on Form 8-K filed on March 7, 2007.

10.10
Form of Restricted Stock Unit Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004) (for recipients of restricted stock unit awards other than Chief Executive Officer, Vice Chairmen, Executive Vice Presidents and certain Senior Vice Presidents) incorporated by reference to Exhibit (10.10) of the registrant’s Current Report on Form 8-K filed on March 7, 2007.

10.11
Form of Performance Share Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan for Non-Employee Directors (2004) incorporated by reference to Exhibit (10.11) of the registrant’s Current Report on Form 8-K filed on March 7, 2007.

10.12
Form of Amendment No. 1 to the form of 2006 Performance Share Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan for Non-Employee Directors (2004) incorporated by reference to Exhibit (10.12) of the registrant’s Current Report on Form 8-K filed on March 7, 2007.

10.13
Form of Amendment No. 1 to the form of 2005 Performance Share Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan for Non-Employee Directors (2004) incorporated by reference to Exhibit (10.13) of the registrant’s Current Report on Form 8-K filed on March 7, 2007.

10.14
Form of Stock Unit Agreement under The Chubb Corporation Long-Term Stock Incentive Plan for Non-Employee Directors (2004) incorporated by reference to Exhibit (10.14) of the registrant’s Current Report on Form 8-K filed on March 7, 2007.

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

Date: May 7, 2007