Form 10-Q
period 2007-06-30
CHUBB CORP
filed 2007-08-08
CIK 20171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended        June 30, 2007
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
YES ☐           NO ☑
     The number of shares of common stock outstanding as of June 30, 2007 was 393,309,340.

THE CHUBB CORPORATION
INDEX

Part I. FINANCIAL INFORMATION
Item 1 — Financial Statements
THE CHUBB CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
PERIODS ENDED JUNE 30

	Second Quarter		Six Months
	2007	2006	2007	2006
	(in millions except
	for per share amounts)
Revenues
Premiums Earned	$2,964	$2,970	$5,949	$5,989
Investment Income	431	392	845	773
Other Revenues	32	41	35	41
Realized Investment Gains	94	42	211	148

Total Revenues	3,521	3,445	7,040	6,951

Losses and Expenses
Losses and Loss Expenses	1,572	1,679	3,152	3,297
Amortization of Deferred Policy Acquisition Costs	746	713	1,510	1,446
Other Insurance Operating Costs and Expenses	109	133	222	260
Investment Expenses	7	10	19	20
Other Expenses	33	28	37	44
Corporate Expenses	67	48	112	98

Total Losses and Expenses	2,534	2,611	5,052	5,165

Income Before Federal and Foreign Income Tax	987	834	1,988	1,786
Federal and Foreign Income Tax	278	236	569	516

Net Income	$709	$598	$1,419	$1,270

Net Income Per Share

Basic	$1.78	$1.45	$3.52	$3.07
Diluted	1.75	1.41	3.46	2.99

Dividends Declared Per Share	.29	.25	.58	.50
See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	Dec. 31,
	2007	2006
	(in millions)
Assets

Invested Assets
Short Term Investments	$2,632	$2,254
Fixed Maturities
Held-to-Maturity — Tax Exempt (market $125 and $142)	119	135
Available-for-Sale
Tax Exempt (cost $17,972 and $17,314)	17,968	17,613
Taxable (cost $15,138 and $14,310)	14,852	14,218
Equity Securities (cost $1,736 and $1,561)	2,285	1,957
Other Invested Assets	1,709	1,516

TOTAL INVESTED ASSETS	39,565	37,693

Cash	43	38
Securities Lending Collateral	2,169	2,620
Accrued Investment Income	425	411
Premiums Receivable	2,342	2,314
Reinsurance Recoverable on Unpaid Losses and Loss Expenses	2,548	2,594
Prepaid Reinsurance Premiums	396	354
Deferred Policy Acquisition Costs	1,540	1,480
Deferred Income Tax	571	591
Goodwill	467	467
Other Assets	1,667	1,715

TOTAL ASSETS	$51,733	$50,277

Liabilities

Unpaid Losses and Loss Expenses	$22,620	$22,293
Unearned Premiums	6,596	6,546
Securities Lending Payable	2,169	2,620
Long Term Debt	4,135	2,466
Dividend Payable to Shareholders	116	104
Accrued Expenses and Other Liabilities	2,279	2,385

TOTAL LIABILITIES	37,915	36,414

Contingent Liabilities (Note 6)

Shareholders’ Equity

Common Stock — $1 Par Value; 393,309,340 and 411,276,940 Shares	393	411
Paid-In Surplus	508	1,539
Retained Earnings	12,895	11,711
Accumulated Other Comprehensive Income	22	202

TOTAL SHAREHOLDERS’ EQUITY	13,818	13,863

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$51,733	$50,277

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PERIODS ENDED JUNE 30

	Second Quarter		Six Months
	2007	2006	2007	2006
		(in millions)
Net Income	$709	$598	$1,419	$1,270

Other Comprehensive Income (Loss), Net of Tax
Change in Unrealized Appreciation or Depreciation of Investments	(211)	(256)	(223)	(480)
Foreign Currency Translation Gains	46	8	34	6
Amortization of Net Loss and Prior Service Cost Included in Net Postretirement Benefit Costs	4	—	9	—

	(161)	(248)	(180)	(474)

Comprehensive Income	$548	$350	$1,239	$796

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30

	2007	2006
	(in millions)
Cash Flows from Operating Activities
Net Income	$1,419	$1,270
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Increase in Unpaid Losses and Loss Expenses, Net	373	721
Increase (Decrease) in Unearned Premiums, Net	(24)	17
Increase in Premiums Receivable	(28)	(134)
Decrease (Increase) in Reinsurance Recoverable on Paid Losses	170	(234)
Deferred Income Tax	113	116
Amortization of Premiums and Discounts on Fixed Maturities	116	115
Depreciation	35	43
Realized Investment Gains	(211)	(148)
Other, Net	(564)	(424)

Net Cash Provided by Operating Activities	1,399	1,342

Cash Flows from Investing Activities
Proceeds from Fixed Maturities Sales	1,966	1,603
Maturities, Calls and Redemptions	793	781
Proceeds from Sales of Equity Securities	138	64
Purchases of Fixed Maturities	(4,218)	(3,546)
Purchases of Equity Securities	(273)	(205)
Investments in Other Invested Assets, Net	1	(50)
Decrease (Increase) in Short Term Investments, Net	(378)	440
Increase in Net Payable from Security Transactions Not Settled	179	211
Purchases of Property and Equipment, Net	(20)	(33)
Other, Net	10	—

Net Cash Used in Investing Activities	(1,802)	(735)

Cash Flows from Financing Activities
Proceeds from Issuance of Long Term Debt	1,800	—
Repayment of Long Term Debt	(125)	—
Proceeds from Issuance of Common Stock Under Stock-Based Employee Compensation Plans	85	143
Repurchase of Shares	(1,111)	(539)
Dividends Paid to Shareholders	(223)	(194)
Other, Net	(18)	(15)

Net Cash Provided by (Used in) Financing Activities	408	(605)

Net Increase in Cash	5	2

Cash at Beginning of Year	38	36

Cash at End of Period	$43	$38

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1)	General
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
     The change in unrealized appreciation or depreciation of investments carried at market value was as follows:

	Periods Ended June 30
	Second Quarter		Six Months
	2007	2006	2007	2006
	(in millions)
Change in unrealized appreciation of equity securities	$136	$(6)	$153	$20
Change in unrealized appreciation or depreciation of fixed maturities	(461)	(297)	(497)	(667)

	(325)	(303)	(344)	(647)
Deferred income tax credit	(114)	(47)	(121)	(167)

Change in unrealized appreciation or depreciation of investments, net	$(211)	$(256)	$(223)	$(480)

4)	Debt
     In May 2007, Chubb issued $800 million of unsecured 6% senior notes due May 11, 2037.
     In March 2007, Chubb issued $1.0 billion of unsecured junior subordinated capital securities. The capital securities will become due on April 15, 2037, the scheduled maturity date, but only to the extent that Chubb has received sufficient net proceeds from the sale of certain qualifying capital securities. Chubb must use its commercially reasonable efforts, subject to certain market disruption events, to sell enough qualifying capital securities to permit repayment of the capital securities on the scheduled maturity date or as soon thereafter as possible. Any remaining outstanding principal amount will be due on March 29, 2067, the final maturity date. The capital securities bear interest at a fixed rate of 6.375% through April 14, 2017. Thereafter, the capital securities will bear interest at a rate equal to the three-month LIBOR rate plus 2.25%. Subject to certain conditions, Chubb has the right to defer the payment of interest on the capital securities for a period not exceeding ten consecutive years. During any such period, interest will continue to accrue and Chubb generally may not declare or pay any dividends on or purchase any shares of its capital stock.
     In connection with the issuance of the capital securities, Chubb entered into a replacement capital covenant in which it agreed that it will not repay, redeem or purchase the capital securities before March 29, 2047, unless, subject to certain limitations, it has received proceeds from the sale of replacement capital securities, as defined. Subject to the replacement capital covenant, the capital securities may be redeemed, in whole or in part, at any time on or after April 15, 2017 at a redemption price equal to the principal amount plus any accrued interest or prior to April 15, 2017 at a redemption price equal to the greater of (i) the principal amount or (ii) a make-whole amount, in each case plus any accrued interest.
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

     Revenues and income before income tax of the operating segments were as follows:

	Periods Ended June 30
	Second Quarter		Six Months
	2007	2006	2007	2006
		(in millions)
Revenues
Property and casualty insurance
Premiums earned
Personal insurance	$903	$844	$1,797	$1,681
Commercial insurance	1,281	1,255	2,558	2,534
Specialty insurance	733	742	1,474	1,491

Total insurance	2,917	2,841	5,829	5,706

Reinsurance assumed	47	129	120	283

	2,964	2,970	5,949	5,989
Investment income	396	368	788	725

Other revenues	4	—	6	—

Total property and casualty insurance	3,364	3,338	6,743	6,714

Corporate and other	63	65	86	89
Realized investment gains	94	42	211	148

Total revenues	$3,521	$3,445	$7,040	$6,951

Income (loss) before income tax
Property and casualty insurance
Underwriting
Personal insurance	$111	$154	$313	$338
Commercial insurance	178	171	322	427
Specialty insurance	176	82	317	170

Total insurance	465	407	952	935

Reinsurance assumed	19	—	62	16

	484	407	1,014	951

Increase in deferred policy acquisition costs	56	37	53	29

Underwriting income	540	444	1,067	980

Investment income	390	358	771	706

Other income	1	1	4	6

Total property and casualty insurance	931	803	1,842	1,692

Corporate and other loss	(38)	(11)	(65)	(54)
Realized investment gains	94	42	211	148

Total income before income tax	$987	$834	$1,988	$1,786

6)	Contingent Liabilities
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
     Purported class actions arising out of the investigations into the payment of contingent commissions to brokers and agents have been filed in a number of federal and state courts. On August 1, 2005, Chubb and certain of its subsidiaries were named as defendants in a putative class action entitled In re Insurance Brokerage Antitrust Litigation in the U.S. District Court for the District of New Jersey. This action, brought against several brokers and insurers on behalf of a class of persons who purchased insurance through the broker defendants, asserts claims under the Sherman Act and state law and the Racketeer Influenced and Corrupt Organizations Act arising from the alleged unlawful use of contingent commission agreements. Chubb and certain of its subsidiaries have also been named as defendants in two putative class actions relating to allegations of unlawful use of contingent commission arrangements that were originally filed in state court. The first was filed on February 16, 2005 in Seminole County, Florida. The second was filed on May 17, 2005 in Essex County, Massachusetts. Both cases were removed to federal court and then transferred by the Judicial Panel on Multidistrict Litigation to the U.S. District Court for the District of New Jersey for consolidation with In re Insurance Brokerage Antitrust Litigation. Since being transferred to the District of New Jersey, the plaintiff in the former lawsuit has been inactive and the latter lawsuit has been voluntarily dismissed. On April 5, 2007, the U.S. District Court for the District of New Jersey dismissed the complaint in In re Insurance Brokerage Antitrust Litigation, without prejudice, granting plaintiffs one further opportunity to amend their complaint. Plaintiffs filed their second amended complaint on May 22, 2007. Motions to dismiss that complaint are currently pending.

     In December 2005, Chubb and certain of its subsidiaries were named in a putative class action similar to In re Insurance Brokerage Antitrust Litigation. The action is pending in the U.S. District Court for the District of New Jersey and has been assigned to the judge who is presiding over In re Insurance Brokerage Antitrust Litigation. The complaint has never been served in this matter. Separately, in April 2006, Chubb and one of its subsidiaries were named in an action similar to In re Insurance Brokerage Antitrust Litigation. This action was filed in the U.S. District Court for the Northern District of Georgia and subsequently was transferred by the Judicial Panel on Multidistrict Litigation to the U.S. District Court for the District of New Jersey for consolidation with In re Insurance Brokerage Antitrust Litigation. On May 21, 2007, Chubb and one of its subsidiaries were named in another putative class action similar to In re Insurance Brokerage Antitrust Litigation. This action was filed in the U.S. District Court for the District of New Jersey. Consolidation of this action with In re Insurance Brokerage Antitrust Litigation is pending.
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

7)	Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share:

	Periods Ended June 30
	Second Quarter		Six Months
	2007	2006	2007	2006
	(in millions
	except for per share amounts)
Basic earnings per share:
Net income	$709	$598	$1,419	$1,270

Weighted average number of common shares outstanding	398.8	413.7	403.0	413.8

Basic earnings per share	$1.78	$1.45	$3.52	$3.07

Diluted earnings per share:
Net income	$709	$598	$1,419	$1,270

Weighted average number of common shares outstanding	398.8	413.7	403.0	413.8
Additional shares from assumed exercise of stock-based compensation awards	6.9	6.7	7.0	6.8
Additional shares from assumed issuance of common stock upon settlement of purchase contracts	—	3.7	—	3.5

Weighted average number of common shares and potential common shares assumed outstanding for computing diluted earnings per share	405.7	424.1	410.0	424.1

Diluted earnings per share	$1.75	$1.41	$3.46	$2.99

Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition of the Corporation as of June 30, 2007 compared with December 31, 2006 and the results of operations for the six months and three months ended June 30, 2007 and 2006. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes contained in this report and the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
•	Net income was $1.4 billion in the first six months of 2007 and $709 million in the second quarter compared with $1.3 billion and $598 million, respectively, in the comparable periods of 2006. Net income in both years benefited from substantial underwriting income in our property and casualty insurance business.

•	Underwriting results were exceptionally profitable in the first six months and second quarter of both 2007 and 2006 as evidenced by the combined loss and expense ratio of 83.1% and 82.7% in the respective 2007 periods and 84.0% and 85.2% in the respective 2006 periods.

•	Total net premiums written decreased 1% in the first six months and second quarter of 2007. Net premiums written in our insurance business increased 2% in the first six months and second quarter of 2007, reflecting our continued emphasis on underwriting discipline in an increasingly competitive market environment. In the reinsurance assumed business, net premiums written decreased 71% in the first six months of 2007 and 75% in the second quarter, reflecting our sale of the ongoing business in December 2005.

•	Property and casualty investment income after tax increased 9% in the first six months and second quarter of 2007. The growth was due to an increase in invested assets over the past year. For more information on this non-GAAP financial measure, see “Property and Casualty Insurance – Investment Results.”
     A summary of our consolidated net income is as follows:

	Periods Ended June 30
	Second Quarter		Six Months
	2007	2006	2007	2006
		(in millions)
Property and Casualty Insurance	$931	$803	$1,842	$1,692
Corporate and Other	(38)	(11)	(65)	(54)
Realized Investment Gains	94	42	211	148

Consolidated Income Before Income Tax	987	834	1,988	1,786
Federal and Foreign Income Tax	278	236	569	516

Consolidated Net Income	$709	$598	$1,419	$1,270

Property and Casualty Insurance
     A summary of the results of operations of our property and casualty insurance business is as follows:

	Periods Ended June 30
	Second Quarter		Six Months
	2007	2006	2007	2006
	(in millions)
Underwriting
Net Premiums Written	$3,058	$3,081	$5,925	$6,006
Decrease (Increase) in Unearned Premiums	(94)	(111)	24	(17)

Premiums Earned	2,964	2,970	5,949	5,989

Losses and Loss Expenses	1,572	1,679	3,152	3,297
Operating Costs and Expenses	905	876	1,775	1,726
Increase in Deferred Policy Acquisition Costs	(56)	(37)	(53)	(29)
Dividends to Policyholders	3	8	8	15

Underwriting Income	540	444	1,067	980

Investments
Investment Income Before Expenses	396	368	788	725
Investment Expenses	6	10	17	19

Investment Income	390	358	771	706

Other Income	1	1	4	6

Property and Casualty Income Before Tax	$931	$803	$1,842	$1,692

Property and Casualty Investment Income After Tax	$313	$288	$618	$567

     Property and casualty income before tax was substantially higher in the first six months and second quarter of 2007 compared with the comparable periods of 2006. The increase was driven by higher underwriting income, particularly in our specialty insurance business unit, and higher investment income.
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
Net Premiums Written
     Net premiums written were $5.9 billion in the first six months of 2007 and $3.1 billion in the second quarter, each representing a decrease of 1% compared with the comparable periods in 2006.
     Net premiums written by business unit were as follows:

	Six Months Ended			Quarter Ended
	June 30		% Incr.	June 30		% Incr.
	2007	2006	(Decr.)	2007	2006	(Decr.)
	(in millions)			(in millions)
Personal insurance	$1,815	$1,726	5%	$975	$934	4%
Commercial insurance	2,617	2,619	—	1,311	1,294	1
Specialty insurance	1,424	1,419	—	743	739	1

Total insurance	5,856	5,764	2	3,029	2,967	2
Reinsurance assumed	69	242	(71)	29	114	(75)

Total	$5,925	$6,006	(1)	$3,058	$3,081	(1)

     Net premiums written from our insurance business increased 2% in both the first six months and second quarter of 2007 compared with the comparable periods in 2006. Premiums in the United States, which represent more than 75% of our insurance premiums, were flat in the first six months and increased 1% in the second quarter. Premiums outside the U.S. increased 7% in both the first six months and second quarter; in local currencies, such premiums grew 2% and 3%, respectively.
     The modest overall growth in net premiums written in our insurance business reflected our continued emphasis on underwriting discipline in an increasingly competitive market environment. Rates continued to be under competitive pressure that varied by class of business and geographic territory. We continued to retain a high percentage of our existing customers and to renew these accounts at prices we believe to be appropriate relative to the exposure. In addition, while we continued to be selective, we found opportunities to write new business at acceptable rates. We expect to see a rate environment in the second half of 2007 similar to that we saw in the first half. Accordingly, we expect that net written premiums in our insurance business will be flat to slightly higher for the full year compared with 2006.
     Reinsurance assumed net premiums written decreased by 71% in the first six months of 2007 and 75% in the second quarter compared with the same periods in 2006. The premium decline reflects the sale of our ongoing reinsurance assumed business in December 2005.

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
     The structure of our property catastrophe program for events in the United States was modified but the overall coverage is similar to the previous program. The principal catastrophe treaty now provides coverage of approximately 70% of losses (net of recoveries from other available reinsurance) between $350 million and $1.3 billion, with additional coverage of 55% of losses between $1.3 billion and $2.05 billion in the northeastern part of the country, where we have our greatest concentration of exposure.
     We also purchased fully collateralized four-year reinsurance coverage for homeowners-related losses sustained from qualifying hurricane loss events in the northeastern part of the United States. This reinsurance was purchased from East Lane Re Ltd., a Cayman Islands reinsurance company, which financed the provision of reinsurance through the issuance of $250 million in catastrophe bonds to investors under two separate bond tranches. This reinsurance provides coverage of approximately 30% of covered losses between $1.3 billion and $2.05 billion.
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
     Underwriting results were exceptionally profitable in the first six months and second quarter of 2007 and 2006. The combined loss and expense ratio for our overall property and casualty business was as follows:

	Periods Ended June 30
	Six Months		Second Quarter
	2007	2006	2007	2006
Loss ratio	53.1%	55.2%	53.1%	56.7%
Expense ratio	30.0	28.8	29.6	28.5

Combined ratio	83.1%	84.0%	82.7%	85.2%

     The loss ratio improved in the first six months and second quarter of 2007 compared with the same periods in 2006, despite higher catastrophe losses. The loss ratio in all periods, but particularly in 2007, reflects favorable loss experience which we believe resulted from our disciplined underwriting in recent years.
     Catastrophe losses were $191 million in the first six months of 2007, which represented 3.2 percentage points of the combined ratio. Catastrophe losses of $101 million in the first six months of 2006 were offset in part by a $20 million reduction in previously accrued reinsurance reinstatement premium costs in the first quarter related to Hurricane Katrina; the net impact accounted for 1.4 percentage points of the combined ratio. Catastrophe losses were $115 million in the second quarter of 2007, which represented 3.9 percentage points of the combined ratio, compared with $80 million or 2.7 percentage points in the same period in 2006. The catastrophe losses in 2007 primarily related to a tornado in the United States in the first quarter and storms on the east coast of the United States and in England in the second quarter.

     The expense ratio increased in the first six months and second quarter of 2007 compared with the same periods in 2006. The increase was primarily due to two factors. First, commissions were higher due in large part to premium growth outside the United States in certain classes of business for which commission rates are high. Second, other operating costs increased somewhat whereas net premiums written decreased.
     In lieu of paying contingent commissions, beginning in 2007, we implemented a new guaranteed supplemental compensation program for agents and brokers in the United States with whom we previously had contingent commission agreements. Under this arrangement, agents and brokers will be paid a percentage of written premiums on eligible lines of business in a calendar year based upon their prior performance. We expect that the total guaranteed supplemental compensation payout for 2007 will be substantially the same as the contingent commission payout for 2006. However, the change in our commission arrangements has created a difference in the timing of expense recognition, which will result in a one-time benefit to income during the 2007 transition year. The impact of the change in the first six months and second quarter of 2007 was to increase deferred policy acquisition costs by approximately $40 million and $20 million, respectively. The change had no effect on the expense ratio.
Review of Underwriting Results by Business Unit
Personal Insurance
     Net premiums written from personal insurance, which represented 31% of premiums written in the first six months of 2007, increased by 5% in the first six months of 2007 and 4% in the second quarter compared with the same periods in 2006. Net premiums written for the classes of business within the personal insurance segment were as follows:

	Six Months Ended			Quarter Ended
	June 30		% Incr.	June 30		% Incr.
	2007	2006	(Decr.)	2007	2006	(Decr.)
	(in millions)			(in millions)
Automobile	$311	$337	(8%)	$164	$182	(10%)
Homeowners	1,174	1,097	7	654	609	7
Other	330	292	13	157	143	10

Total personal	$1,815	$1,726	5	$975	$934	4

     Personal automobile premiums decreased in the 2007 periods, due to a highly competitive U.S. marketplace and the termination of a collector vehicle program. Personal automobile premiums outside the U.S. increased in the first six months of 2007; however, the rate of growth was significantly lower than in the prior year. Premium growth in our homeowners business was due to increased insurance-to-value and slightly higher rates. The in-force policy count for this class was unchanged during the first six months of 2007. Premiums in our other personal business, which includes insurance for excess liability, yacht and accident coverages, increased due to significant growth in the accident and excess liability components.

     Our personal insurance business produced highly profitable underwriting results in the first six months and second quarter of 2007 and 2006, but more so in 2006. The combined loss and expense ratios for the classes of business within the personal insurance segment were as follows:

	Periods Ended June 30
	Six Months		Second Quarter
	2007	2006	2007	2006
Automobile	88.8%	87.9%	82.3%	85.9%
Homeowners	77.4	73.1	83.8	72.6
Other	93.3	91.6	93.8	92.6

Total personal	82.3%	79.1%	85.3%	78.5%

     Our personal automobile business produced similarly profitable results in the first six months of 2007 and 2006. Results in the second quarter of 2007 were modestly more profitable than the same period in 2006 due to lower claim frequency and more favorable loss development related to prior accident years.
     Homeowners results were highly profitable in the first six months and second quarter of 2007 and 2006. Results were less profitable in 2007 due to an increase in the severity of non-catastrophe claims, primarily the result of winter freeze losses, as well as higher catastrophe losses, particularly in the second quarter. Catastrophe losses represented 7.2 percentage points of the combined ratio for this class in the first six months of 2007 and 12.2 percentage points in the second quarter compared with 6.7 and 7.6 percentage points, respectively, in the comparable periods of 2006. Results in both years benefited from better pricing and a reduction in water damage losses primarily through contract wording changes related to mold coverage and loss remediation measures that we have implemented over the past few years.
     Other personal results were profitable in the first six months and second quarter of 2007 and 2006. Our accident and yacht businesses were highly profitable in both years. However, our excess liability results were unprofitable in both years due to inadequate pricing and unfavorable loss development related to prior accident years.
Commercial Insurance
     Net premiums written from commercial insurance, which represented 44% of our premiums written in the first six months of 2007, were flat in the first six months of 2007 and increased by 1% in the second quarter compared with the same periods a year ago. Net premiums written for the classes of business within the commercial insurance segment were as follows:

	Six Months Ended			Quarter Ended
	June 30		% Incr.	June 30		% Incr.
	2007	2006	(Decr.)	2007	2006	(Decr.)
	(in millions)			(in millions)
Multiple peril	$613	$645	(5%)	$306	$319	(4%)
Casualty	897	895	—	456	455	—
Workers’ compensation	481	472	2	224	216	4
Property and marine	626	607	3	325	304	7

Total commercial	$2,617	$2,619	—	$1,311	$1,294	1

     The lack of premium growth in our commercial insurance business in the first six months of 2007 was the result of an increasingly competitive marketplace. Also, property and marine premiums in the first six months of 2006 benefited from a $20 million reduction in previously accrued reinsurance reinstatement premium costs in the first quarter related to Hurricane Katrina. Overall, rates were down modestly in the first six months of 2007 with certain classes of business and geographic territories experiencing more competitive pressure than others, such as non-catastrophe exposed property risks and large company risks. Retention levels remained strong, comparable to those in the first half of 2006. New business volume was up substantially from 2006 levels due to a few large accounts. We continued to maintain our underwriting discipline in the competitive market, renewing business and writing new business only where we believe we are securing acceptable rates and appropriate terms and conditions for the exposures. We expect continued pressure on rates in the second half of 2007.
     Our commercial insurance business produced highly profitable underwriting results in the first six months of 2007 and 2006, but more so in 2006. Results in the second quarter were similarly profitable in the two years. The combined loss and expense ratios for the classes of business within the commercial insurance segment were as follows:

	Periods Ended June 30
	Six Months		Second Quarter
	2007	2006	2007	2006
Multiple peril	85.0%	75.4%	86.7%	80.4%
Casualty	93.4	93.4	92.4	92.4
Workers compensation	74.5	81.3	72.0	84.7
Property and marine	88.4	73.2	83.7	80.9

Total commercial	86.7%	82.1%	85.4%	85.4%

     The less profitable results in the first six months of 2007 were due in large part to the impact of catastrophes, particularly in the property and marine classes. Results in 2006 in the property and marine classes benefited from the $20 million reduction in previously accrued reinsurance reinstatement premium costs in the first quarter related to Hurricane Katrina. As a result, the impact of catastrophes accounted for only 0.6 of a percentage point of the combined ratio for the commercial insurance segment in the first six months of 2006 compared with 4.2 percentage points in the same period of 2007. Excluding the impact of catastrophes, commercial insurance results were similarly profitable in the first six months of 2007 and 2006, as favorable loss experience mitigated the margin compression from the lower rates over the past few years. Results in both years benefited from better terms and conditions and disciplined risk selection in recent years as well as low non-catastrophe property losses.
     Multiple peril results were highly profitable in the first six months and second quarter of 2007 and 2006. Results in the 2006 periods were exceptionally profitable due to very favorable non-catastrophe loss experience. Catastrophe losses represented 3.8 percentage points of the combined ratio for this class in the first six months of 2007 and 5.8 percentage points in the second quarter, compared with 4.3 and 9.0 percentage points in the corresponding periods of 2006.

     Our casualty business produced similarly profitable results in the first six months and second quarter of 2007 and 2006. The automobile component of this business was highly profitable in both years, but more so in 2006, particularly in the second quarter. The primary liability component was profitable in both years, but more so in 2007. The excess liability component produced profitable results in 2007 compared with unprofitable results in 2006. Excess liability results in the second quarter of 2007 benefited from favorable loss development related to prior accident years, whereas results in the comparable period of 2006 were adversely affected by several large losses related to older accident years. Casualty results in the first six months and second quarter of 2007 were adversely affected by incurred losses of $43 million and $31 million, respectively, related to asbestos and toxic waste claims. Our analysis of these exposures resulted in an increase in our estimate of the ultimate liabilities for a small number of our insureds.
     Workers’ compensation results were highly profitable in the first six months and second quarter of 2007 and 2006. Results in the 2007 periods were exceptionally profitable due to low claim frequency and favorable loss development related to prior accident years, largely due to the positive effect of benefit reforms in California. Results in both years benefited from our disciplined risk selection during the past several years.
     Property and marine results were highly profitable in the first six months and second quarter of both years. However, results in the 2007 periods were less profitable due to the impact of catastrophes. Catastrophe losses represented 13.6 percentage points of the combined ratio for this class in the first six months of 2007, whereas catastrophes had a 2.4 percentage point favorable impact on the combined ratio in the same period of 2006. The favorable impact of catastrophes in 2006 resulted from the $20 million reduction in previously accrued reinsurance reinstatement premium costs in the first quarter related to Hurricane Katrina. Catastrophe losses represented 7.9 percentage points of the combined ratio in the second quarter of 2007 compared with 3.2 percentage points in the same period of 2006. Excluding the impact of catastrophes, the combined ratio was 74.8% in the first six months of 2007 and 75.8% in the second quarter compared with 75.6% and 77.7% in the respective 2006 periods. Results in both years benefited from few large non-catastrophe losses.
Specialty Insurance
     Net premiums written from specialty insurance, which represented 24% of our premiums written in the first six months of 2007, were flat in the first six months of 2007 and increased 1% in the second quarter compared with the same periods a year ago. Net premiums written for the classes of business within the specialty insurance segment were as follows:

	Six Months Ended			Quarter Ended
	June 30		% Incr.	June 30		% Incr.
	2007	2006	(Decr.)	2007	2006	(Decr.)
	(in millions)			(in millions)
Professional liability	$1,246	$1,271	(2%)	$649	$656	(1%)
Surety	178	148	20	94	83	13

Total specialty	$1,424	$1,419	—	$743	$739	1

     Premium growth in the professional liability classes was constrained by competitive pressure on rates, particularly in the directors and officers liability component, and our commitment to maintain underwriting discipline in this environment. Rates for professional liability classes other than directors and officers liability, which had been relatively stable over the last few years, trended downward during the second quarter. We expect this downward trend to continue in the second half of 2007. Retention levels in the professional liability classes remained strong in the first six months of 2007. Excluding the impact on retention levels in 2006 of the 2005 sale of the renewal rights on our hospital professional liability and managed care errors and omissions business, retention levels in the first six months of 2007 were comparable to those in the same period of 2006. New business volume in 2007 was lower than in 2006. We continued to get what we believe are acceptable rates and appropriate terms and conditions on both new business and renewals. The significant growth in net premiums written for our surety business in the first six months of 2007 was due primarily to a strong construction economy. However, growth slowed in the second quarter and we expect this trend to continue throughout the remainder of the year.
     Our specialty insurance business produced significantly more profitable underwriting results in the first six months and second quarter of 2007 compared with the same periods in 2006. The combined loss and expense ratios for the classes of business within the specialty insurance segment were as follows:

	Periods Ended June 30
	Six Months		Second Quarter
	2007	2006	2007	2006
Professional liability	84.8%	93.7%	80.5%	92.0%
Surety	32.0	48.0	32.7	58.7

Total specialty	79.4%	89.8%	75.6%	89.0%

     Our professional liability business produced highly profitable results in the first six months and second quarter of 2007 compared with profitable results in the same periods of 2006. The improvement in 2007 was the result of substantial favorable loss development related to prior accident years in the directors and officers liability, employment practices liability, errors and omissions liability and fiduciary liability components of this business due to the recognition of the increasingly favorable loss trends we have been experiencing in recent years. These trends were largely the result of a favorable business climate, lower policy limits and better terms and conditions. The fidelity component of our professional liability business was highly profitable in the first six months and second quarter of both years due to favorable loss experience.
     Surety results were highly profitable in the first six months and second quarter of both 2007 and 2006. Our surety business tends to be characterized by infrequent but potentially high severity losses.

Reinsurance Assumed
     Net premiums written from our reinsurance assumed business, which represented 1% of premiums written in the first six months of 2007, decreased by 71% in the first six months of 2007 and 75% in the second quarter compared with the same periods in 2006. This significant decrease in premiums was expected in light of the sale in December 2005 of our ongoing reinsurance assumed business, including renewal rights, to Harbor Point Limited. Harbor Point has the right for a transition period of up to two years to underwrite specific reinsurance business on our behalf. We retain a portion of such business and cede the balance to Harbor Point.
     Our reinsurance assumed business was highly profitable in the first six months and second quarter of 2007 compared with near breakeven results in the same periods of 2006. Results in 2007, particularly in the first quarter, benefited from significant favorable loss development related to prior accident years.
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
     As noted above, in lieu of paying contingent commissions, beginning in 2007, we have implemented a new guaranteed supplemental compensation program for agents and brokers in the United States with whom we previously had contingent commission agreements. We do not believe that our payment of guaranteed supplemental compensation in lieu of contingent commissions or any of the other business reforms that we are implementing will have a material adverse effect on the Corporation’s business, results of operations or financial condition.

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
Loss Reserves
     Unpaid losses and loss expenses, also referred to as loss reserves, are the largest liability of our business.
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

     Our gross case and incurred but not reported (IBNR) loss reserves and related reinsurance recoverable by class of business were as follows:

					Net
	Gross Loss Reserves			Reinsurance	Loss
June 30, 2007	Case	IBNR	Total	Recoverable	Reserves
	(in millions)
Personal insurance
Automobile	$249	$182	$431	$14	$417
Homeowners	404	302	706	41	665
Other	433	510	943	234	709

Total personal	1,086	994	2,080	289	1,791

Commercial insurance
Multiple peril	658	999	1,657	49	1,608
Casualty	1,739	4,067	5,806	414	5,392
Workers’ compensation	821	1,277	2,098	295	1,803
Property and marine	906	421	1,327	610	717

Total commercial	4,124	6,764	10,888	1,368	9,520

Specialty insurance
Professional liability	2,242	5,907	8,149	712	7,437
Surety	21	55	76	18	58

Total specialty	2,263	5,962	8,225	730	7,495

Total insurance	7,473	13,720	21,193	2,387	18,806

Reinsurance assumed	417	1,010	1,427	161	1,266

Total	$7,890	$14,730	$22,620	$2,548	$20,072

					Net
	Gross Loss Reserves			Reinsurance	Loss
December 31, 2006	Case	IBNR	Total	Recoverable	Reserves
	(in millions)
Personal insurance
Automobile	$261	$178	$439	$14	$425
Homeowners	421	298	719	54	665
Other	443	459	902	245	657

Total personal	1,125	935	2,060	313	1,747

Commercial insurance
Multiple peril	702	965	1,667	74	1,593
Casualty	1,668	3,922	5,590	377	5,213
Workers’ compensation	827	1,223	2,050	310	1,740
Property and marine	821	393	1,214	536	678

Total commercial	4,018	6,503	10,521	1,297	9,224

Specialty insurance
Professional liability	2,542	5,598	8,140	852	7,288
Surety	22	56	78	19	59

Total specialty	2,564	5,654	8,218	871	7,347

Total insurance	7,707	13,092	20,799	2,481	18,318

Reinsurance assumed	464	1,030	1,494	113	1,381

Total	$8,171	$14,122	$22,293	$2,594	$19,699

     Loss reserves, net of reinsurance recoverable, increased by $373 million during the first six months of 2007. Loss reserves related to our insurance business increased by $488 million and those related to our reinsurance assumed business, which is in runoff, decreased by $115 million. Gross case reserves related to our insurance business decreased by $234 million due to generally low reported loss activity and relatively high payments on previously existing case reserves, particularly in the professional liability classes.
     In establishing the loss reserves of our property and casualty subsidiaries, we consider facts currently known and the present state of the law and coverage litigation. Based on all information currently available, we believe that the aggregate loss reserves at June 30, 2007 were adequate to cover claims for losses that had occurred as of that date, including both those known to us and those yet to be reported. However, as discussed in Item 7 of our 2006 Annual Report on Form 10-K, there are significant uncertainties inherent in the loss reserving process. It is therefore possible that management’s estimate of the ultimate liability for losses that had occurred as of June 30, 2007 may change, which could have a material effect on the Corporation’s results of operations and financial condition.
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
     We estimate that we experienced overall favorable prior year development of about $330 million during the first six months of 2007 compared with favorable prior year development of about $115 million in the comparable period of 2006.
     The favorable development in the first six months of 2007 was primarily in the professional liability classes, due to the favorable loss trends in recent years, and in the short tail homeowners and commercial property classes, mostly related to the 2006 accident year. We also experienced significant favorable development in the run-off of our reinsurance assumed business, due primarily to better than expected reported loss activity from cedents, and in the workers’ compensation class, due primarily to the positive effect of benefit reforms in California. The favorable development in the first six months of 2006 was largely in the short tail homeowners and commercial property classes.
Investment Results
     Property and casualty investment income before taxes increased by 9% in both the first six months and the second quarter of 2007 compared with the same periods in 2006. Growth was due to an increase in invested assets since the second quarter of 2006. The increase in invested assets was due to substantial cash flow from operations over the period.
     The effective tax rate on investment income was 19.8% in the first six months of 2007 compared with 19.7% in the same period in 2006. While similar in these periods, the effective tax rate does fluctuate as a result of our holding a different proportion of our investment portfolio in tax-exempt securities during different periods.

     On an after-tax basis, property and casualty investment income increased by 9% in both the first six months and the second quarter of 2007. The after-tax annualized yield on the investment portfolio that supports the property and casualty insurance business was 3.45% and 3.47% in the first six months of 2007 and 2006, respectively. Management uses property and casualty investment income after tax, a non-GAAP financial measure, to evaluate its investment performance because it reflects the impact of any change in the proportion of the investment portfolio invested in tax exempt securities and is therefore more meaningful for analysis purposes than investment income before income tax.
Corporate and Other
     Corporate and other includes investment income earned on corporate invested assets, interest expense and other expenses not allocated to our operating subsidiaries and the results of our real estate and other non-insurance subsidiaries.
     Corporate and other produced a loss before taxes of $65 million in the first six months of 2007 compared with a loss of $54 million in the same period in 2006. The higher loss in 2007 was due to higher interest expense as a result of the issuance of $1.8 billion of new debt during the first six months of 2007. The higher interest expense was only partially offset by an increase in investment income as a portion of the proceeds from the issuance of the debt was used to repurchase Chubb’s common stock.
Realized Investment Gains and Losses
     Net investment gains realized were as follows:

	Periods Ended June 30
	Second Quarter		Six Months
	2007	2006	2007	2006
		(in millions)
Net realized gains (losses)
Equity securities	$29	$9	$44	$20
Fixed maturities	(23)	(6)	(19)	(4)
Other invested assets	92	47	190	142

	98	50	215	158

Other than temporary impairment losses
Equity securities	4	7	4	7
Fixed maturities	—	1	—	3

	4	8	4	10

Realized investment gains before tax	$94	$42	$211	$148

Realized investment gains after tax	$61	$27	$137	$96

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
Capital Resources
     Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. At June 30, 2007, the Corporation had shareholders’ equity of $13.8 billion and total debt of $4.1 billion.
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
     In March 2007, Chubb issued $1.0 billion of unsecured junior subordinated capital securities. The capital securities will become due on April 15, 2037, the scheduled maturity date, but only to the extent that Chubb has received sufficient net proceeds from the sale of certain qualifying capital securities. Chubb must use its commercially reasonable efforts, subject to certain market disruption events, to sell enough qualifying capital securities to permit repayment of the capital securities on the scheduled maturity date or as soon thereafter as possible. Any remaining outstanding principal amount will be due on March 29, 2067, the final maturity date. The capital securities bear interest at a fixed rate of 6.375% through April 14, 2017. Thereafter, the capital securities will bear interest at a rate equal to the three-month LIBOR rate plus 2.25%. Subject to certain conditions, Chubb has the right to defer the payment of interest on the capital securities for a period not exceeding ten consecutive years. During any such period, interest will continue to accrue and Chubb generally may not declare or pay any dividends on or purchase any shares of its capital stock. The net proceeds are being used to repurchase shares of our common stock.

     In connection with the issuance of the capital securities, Chubb entered into a replacement capital covenant in which it agreed that it will not repay, redeem or purchase the capital securities before March 29, 2047, unless, subject to certain limitations, it has received proceeds from the sale of replacement capital securities, as defined. Subject to the replacement capital covenant, the capital securities may be redeemed, in whole or in part, at any time on or after April 15, 2017 at a redemption price equal to the principal amount plus any accrued interest or prior to April 15, 2017 at a redemption price equal to the greater of (i) the principal amount or (ii) a make-whole amount, in each case plus any accrued interest.
     In May 2007, Chubb issued $800 million of unsecured 6% senior notes due in 2037. We intend to use $675 million of the net proceeds to refinance certain indebtedness that will mature in November and December 2007. The remainder of the net proceeds replaces cash utilized earlier this year to repay the $125 million of 8.675% capital securities referred to above.
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
     In December 2006, the Board of Directors authorized the repurchase of up to 20,000,000 shares of Chubb’s common stock. In March 2007, the Board of Directors authorized an increase of 20,000,000 shares to the December 2006 authorization. The authorization has no expiration date.
     During the first six months of 2007, we repurchased 21,726,577 shares of Chubb’s common stock in open market transactions at a cost of $1,140 million. As of June 30, 2007, there were 18,119,361 shares remaining to be purchased under the current share repurchase authorization. Based on our outlook for 2007, we expect to repurchase all of the shares remaining under the authorization by the end of 2007, subject to market conditions.
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
     It is possible that positive or negative ratings actions by one or more of the rating agencies may occur in the future. If our ratings were downgraded, we might incur higher borrowing costs and might have more limited means to access capital. In addition, a downgrade in our financial strength ratings could adversely affect the competitive position of our insurance operations, including a possible reduction in demand for our products in certain markets.

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
     Our strong underwriting results continued to generate substantial new cash. New cash from operations available for investment by our property and casualty subsidiaries was approximately $0.9 billion in the first six months of 2007 compared with $1.0 billion in the same period in 2006.
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
     As a holding company, Chubb’s ability to continue to pay dividends to shareholders and to satisfy its debt obligations relies on the availability of liquid assets, which is dependent in large part on the dividend paying ability of its property and casualty subsidiaries. Our property and casualty subsidiaries are subject to laws and regulations in the jurisdictions in which they operate that restrict the amount of dividends they may pay without the prior approval of regulatory authorities. The restrictions are generally based on net income and on certain levels of policyholders’ surplus as determined in accordance with statutory accounting practices. Dividends in excess of such thresholds are considered “extraordinary” and require prior regulatory approval. The maximum dividend distribution that may be made by the property and casualty subsidiaries to Chubb during 2007 without prior approval is approximately $1.6 billion. During the first six months of 2007, these subsidiaries paid dividends to Chubb totaling $400 million.

Invested Assets
     The main objectives in managing our investment portfolios are to maximize after-tax investment income and total investment returns while minimizing credit risks in order to provide maximum support to the insurance underwriting operations. Investment strategies are developed based on many factors including underwriting results and our resulting tax position, regulatory requirements, fluctuations in interest rates and consideration of other market risks. Investment decisions are centrally managed by investment professionals based on guidelines established by management and approved by the boards of directors of Chubb and its respective operating companies.
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
     In the first six months of 2007, in our U.S. operations, we invested new cash primarily in tax exempt bonds and taxable bonds, principally mortgage-backed securities. Our objective is to achieve the appropriate mix of taxable and tax exempt securities in our portfolio to balance both investment and tax strategies.
     The unrealized appreciation before tax of investments carried at market value, which includes fixed maturities classified as available-for-sale and equity securities, was $259 million and $603 million at June 30, 2007 and December 31, 2006, respectively. Such unrealized appreciation is reflected in comprehensive income, net of applicable deferred income tax.
     Changes in unrealized market appreciation or depreciation of fixed maturities were due primarily to fluctuations in interest rates.

Item 4 — Controls and Procedures
     As of June 30, 2007, an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures was performed under the supervision and with the participation of the Corporation’s management, including the chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Corporation’s disclosure controls and procedures were effective as of the evaluation date.
     During the quarter ended June 30, 2007, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1 – Legal Proceedings
     As previously disclosed, purported class actions arising out of the investigations into the payment of contingent commissions to brokers and agents have been filed in a number of federal and state courts. On August 1, 2005, Chubb and certain of its subsidiaries were named as defendants in a putative class action entitled In re Insurance Brokerage Antitrust Litigation in the U.S. District Court for the District of New Jersey. This action, brought against several brokers and insurers on behalf of a class of persons who purchased insurance through the broker defendants, asserts claims under the Sherman Act and state law and the Racketeer Influenced and Corrupt Organizations Act arising from the alleged unlawful use of contingent commission agreements. Chubb and certain of its subsidiaries have also been named as defendants in two putative class actions relating to allegations of unlawful use of contingent commission arrangements that were originally filed in state court. The first was filed on February 16, 2005 in Seminole County, Florida. The second was filed on May 17, 2005 in Essex County, Massachusetts. Both cases were removed to federal court and then transferred by the Judicial Panel on Multidistrict Litigation to the U.S. District Court for the District of New Jersey for consolidation with In re Insurance Brokerage Antitrust Litigation. Since being transferred to the District of New Jersey, the plaintiff in the former lawsuit has been inactive and the latter lawsuit has been voluntarily dismissed. On April 5, 2007, the U.S. District Court for the District of New Jersey dismissed the complaint in In re Insurance Brokerage Antitrust Litigation, without prejudice, granting plaintiffs one further opportunity to amend their complaint. Plaintiffs filed their second amended complaint on May 22, 2007. Motions to dismiss that complaint are currently pending.
     In December 2005, Chubb and certain of its subsidiaries were named in a putative class action similar to In re Insurance Brokerage Antitrust Litigation. The action is pending in the U.S. District Court for the District of New Jersey and has been assigned to the judge who is presiding over In re Insurance Brokerage Antitrust Litigation. The complaint has never been served in this matter. Separately, in April 2006, Chubb and one of its subsidiaries were named in an action similar to In re Insurance Brokerage Antitrust Litigation. This action was filed in the U.S. District Court for the Northern District of Georgia and subsequently was transferred by the Judicial Panel on Multidistrict Litigation to the U.S. District Court for the District of New Jersey for consolidation with In re Insurance Brokerage Antitrust Litigation. On May 21, 2007, Chubb and one of its subsidiaries were named in another putative class action similar to In re Insurance Brokerage Antitrust Litigation. This action was filed in the U.S. District Court for the District of New Jersey. Consolidation of this action with In re Insurance Brokerage Antitrust Litigation is pending.
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
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
     The following table summarizes Chubb’s stock repurchased each month in the quarter ended June 30, 2007.

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number	Average	as Part of	Yet Be Purchased
	of Shares	Price Paid	Publicly Announced	Under the
	Purchased(a)	Per Share	Plans or Programs	Plans or Programs(b)
Period
April 2007	1,994,900	$52.68	1,994,900	26,015,461
May 2007	2,675,700	54.72	2,675,700	23,339,761
June 2007	5,220,400	54.27	5,220,400	18,119,361
Total	9,891,000	54.07	9,891,000

(a)	The stated amounts exclude 3,923 shares, 22,536 shares and 2,403 shares delivered to Chubb during the months of April 2007, May 2007 and June 2007, respectively, by employees of the Corporation to cover option exercise prices and withholding taxes in connection with the Corporation’s stock-based compensation plans.

(b)	On December 7, 2006, the Board of Directors authorized the repurchase of up to 20,000,000 shares of common stock. On March 21, 2007, the Board of Directors authorized an increase of 20,000,000 shares to the authorization approved in December 2006. The authorization has no expiration date.

Item 4 – Submission of Matters to a Vote of Security Holders
     Information regarding the matters submitted to a vote of Chubb’s security holders at Chubb’s annual meeting conducted on April 24, 2007, including the voting results relating thereto, is set forth in Item 8.01 of Chubb’s current report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2007. Item 8.01 of this Form 8-K is incorporated herein by reference.

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

Date: August 8, 2007