Form 10-Q
period 2007-09-30
CHUBB CORP
filed 2007-11-08
CIK 20171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-8661
THE CHUBB CORPORATION

(Exact name of registrant as specified in its charter)

NEW JERSEY (State or other jurisdiction of incorporation or organization)	13-2595722 (I. R. S. Employer Identification No.)

15 MOUNTAIN VIEW ROAD, WARREN, NEW JERSEY (Address of principal executive offices)	07059 (Zip Code)
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
YES   ☐     NO   ☑
     The number of shares of common stock outstanding as of September 30, 2007 was 383,781,765.

THE CHUBB CORPORATION
INDEX

Part I. FINANCIAL INFORMATION
Item 1 — Financial Statements
THE CHUBB CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
PERIODS ENDED SEPTEMBER 30

	Third Quarter		Nine Months
	2007	2006	2007	2006
	(in millions except for per share amounts)
Revenues
Premiums Earned	$2,978	$2,974	$8,927	$8,963
Investment Income	446	399	1,291	1,172
Other Revenues	8	40	43	81
Realized Investment Gains	117	38	328	186

Total Revenues	3,549	3,451	10,589	10,402

Losses and Expenses
Losses and Loss Expenses	1,541	1,687	4,693	4,984
Amortization of Deferred Policy Acquisition Costs	763	711	2,273	2,157
Other Insurance Operating Costs and Expenses	109	140	331	400
Investment Expenses	8	6	27	26
Other Expenses	7	29	44	73
Corporate Expenses	74	47	186	145

Total Losses and Expenses	2,502	2,620	7,554	7,785

Income Before Federal and Foreign Income Tax	1,047	831	3,035	2,617
Federal and Foreign Income Tax	309	227	878	743

Net Income	$738	$604	$2,157	$1,874

Net Income Per Share
Basic	$1.90	$1.47	$5.42	$4.54
Diluted	1.87	1.43	5.33	4.43
Dividends Declared Per Share	.29	.25	.87	.75
See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
CONSOLIDATED BALANCE SHEETS

	Sept. 30,	Dec. 31,
	2007	2006
	(in millions)
Assets

Invested Assets
Short Term Investments	$2,530	$2,254
Fixed Maturities
Held-to-Maturity — Tax Exempt (market $110 and $142)	104	135
Available-for-Sale
Tax Exempt (cost $18,250 and $17,314)	18,467	17,613
Taxable (cost $15,443 and $14,310)	15,343	14,218
Equity Securities (cost $1,726 and $1,561)	2,208	1,957
Other Invested Assets	1,887	1,516

TOTAL INVESTED ASSETS	40,539	37,693

Cash	42	38
Securities Lending Collateral	2,169	2,620
Accrued Investment Income	437	411
Premiums Receivable	2,174	2,314
Reinsurance Recoverable on Unpaid Losses and Loss Expenses	2,424	2,594
Prepaid Reinsurance Premiums	394	354
Deferred Policy Acquisition Costs	1,562	1,480
Deferred Income Tax	474	591
Goodwill	467	467
Other Assets	1,490	1,715

TOTAL ASSETS	$52,172	$50,277

Liabilities

Unpaid Losses and Loss Expenses	$22,668	$22,293
Unearned Premiums	6,594	6,546
Securities Lending Payable	2,169	2,620
Long Term Debt	4,135	2,466
Dividend Payable to Shareholders	112	104
Accrued Expenses and Other Liabilities	2,246	2,385

TOTAL LIABILITIES	37,924	36,414

Contingent Liabilities (Note 6)

Shareholders’ Equity

Common Stock — $1 Par Value; 383,781,765 and 411,276,940 Shares	384	411
Paid-In Surplus	41	1,539
Retained Earnings	13,521	11,711
Accumulated Other Comprehensive Income	302	202

TOTAL SHAREHOLDERS’ EQUITY	14,248	13,863

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$52,172	$50,277

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PERIODS ENDED SEPTEMBER 30

	Third Quarter		Nine Months
	2007	2006	2007	2006
		(in millions)

Net Income	$738	$604	$2,157	$1,874

Other Comprehensive Income (Loss), Net of Tax
Change in Unrealized Appreciation or Depreciation of Investments	220	543	(3)	63
Foreign Currency Translation Gains	54	4	88	10
Amortization of Net Loss and Prior Service Cost Included in Net Postretirement Benefit Costs	6	—	15	—

	280	547	100	73

Comprehensive Income	$1,018	$1,151	$2,257	$1,947

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30

	2007	2006
	(in millions)

Cash Flows from Operating Activities
Net Income	$2,157	$1,874
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Increase in Unpaid Losses and Loss Expenses, Net	545	1,045
Increase (Decrease) in Unearned Premiums, Net	(64)	37
Decrease in Premiums Receivable	140	57
Decrease (Increase) in Reinsurance Recoverable on Paid Losses	268	(325)
Deferred Income Tax	59	147
Amortization of Premiums and Discounts on Fixed Maturities	175	174
Depreciation	52	64
Realized Investment Gains	(328)	(186)
Other, Net	(439)	(527)

Net Cash Provided by Operating Activities	2,565	2,360

Cash Flows from Investing Activities
Proceeds from Fixed Maturities
Sales	2,519	2,266
Maturities, Calls and Redemptions	1,309	1,186
Proceeds from Sales of Equity Securities	243	104
Purchases of Fixed Maturities	(5,752)	(5,215)
Purchases of Equity Securities	(336)	(253)
Investments in Other Invested Assets, Net	(68)	(172)
Decrease (Increase) in Short Term Investments, Net	(244)	562
Increase in Net Payable from Security Transactions Not Settled	57	47
Purchases of Property and Equipment, Net	(30)	(35)
Other, Net	10	—

Net Cash Used in Investing Activities	(2,292)	(1,510)

Cash Flows from Financing Activities
Proceeds from Issuance of Long Term Debt	1,800	—
Repayment of Long Term Debt	(125)	—
Proceeds from Common Stock Issued Upon Settlement of Equity Unit Warrants	—	460
Proceeds from Issuance of Common Stock Under Stock-Based Employee Compensation Plans	106	172
Repurchase of Shares	(1,679)	(1,175)
Dividends Paid to Shareholders	(339)	(297)
Other, Net	(32)	(18)

Net Cash Used in Financing Activities	(269)	(858)

Net Increase (Decrease) in Cash	4	(8)

Cash at Beginning of Year	38	36

Cash at End of Period	$42	$28

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1)	General
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
     The change in unrealized appreciation or depreciation of investments carried at market value was as follows:

	Periods Ended September 30
	Third Quarter		Nine Months
	2007	2006	2007	2006
	(in millions)

Change in unrealized appreciation of equity securities	$(67)	$164	$86	$184
Change in unrealized appreciation or depreciation of fixed maturities	407	581	(90)	(86)

	340	745	(4)	98
Deferred income tax (credit)	120	202	(1)	35

Change in unrealized appreciation or depreciation of investments, net	$220	$543	$(3)	$63

4)	Debt
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
	(in millions)

Revenues
Property and casualty insurance
Premiums earned
Personal insurance	$919	$851	$2,716	$2,532
Commercial insurance	1,278	1,271	3,836	3,805
Specialty insurance	739	736	2,213	2,227

Total insurance	2,936	2,858	8,765	8,564

Reinsurance assumed	42	116	162	399

	2,978	2,974	8,927	8,963

Investment income	413	375	1,201	1,100

Other revenues	3	—	9	—

Total property and casualty insurance	3,394	3,349	10,137	10,063

Corporate and other	38	64	124	153
Realized investment gains	117	38	328	186

Total revenues	$3,549	$3,451	$10,589	$10,402

Income (loss) before income tax
Property and casualty insurance
Underwriting
Personal insurance	$135	$116	$448	$454
Commercial insurance	221	192	543	619
Specialty insurance	178	97	495	267

Total insurance	534	405	1,486	1,340

Reinsurance assumed	24	20	86	36

	558	425	1,572	1,376

Increase in deferred policy acquisition costs	11	11	64	40

Underwriting income	569	436	1,636	1,416

Investment income	405	370	1,176	1,076

Other income (charges)	(1)	—	3	6

Total property and casualty insurance	973	806	2,815	2,498

Corporate and other loss	(43)	(13)	(108)	(67)
Realized investment gains	117	38	328	186

Total income before income tax	$1,047	$831	$3,035	$2,617

6)	Contingent Liabilities
     Chubb and certain of its subsidiaries have been involved in the investigations of certain business practices in the property and casualty insurance industry by various Attorneys General and other regulatory authorities of several states, the U.S. Securities and Exchange Commission, the U.S. Attorney for the Southern District of New York and certain non-U.S. regulatory authorities with respect to, among other things, (1) potential conflicts of interest and anti-competitive behavior arising from the payment of contingent commissions to brokers and agents and (2) loss mitigation and finite reinsurance arrangements. In connection with these investigations, Chubb and certain of its subsidiaries have received subpoenas and other requests for information from various regulators. The Corporation has been cooperating fully with these investigations. In December 2006, the Corporation settled with the Attorneys General of New York, Connecticut and Illinois all issues arising out of their investigations. As described in more detail below, the Attorney General of Ohio in August 2007 filed an action against Chubb and certain of its subsidiaries, as well as several other insurers and one broker, as a result of the Ohio Attorney General’s business practices investigation. Although no other Attorney General or regulator has initiated an action against the Corporation, it is possible that such an action may be brought against the Corporation with respect to some or all of the issues that are the focus of these ongoing investigations.
     Individual actions and purported class actions arising out of the investigations into the payment of contingent commissions to brokers and agents have been filed in a number of federal and state courts. On August 1, 2005, Chubb and certain of its subsidiaries were named as defendants in a putative class action entitled In re Insurance Brokerage Antitrust Litigation in the U.S. District Court for the District of New Jersey. This action, brought against several brokers and insurers on behalf of a class of persons who purchased insurance through the broker defendants, asserts claims under the Sherman Act and state law and the Racketeer Influenced and Corrupt Organizations Act arising from the alleged unlawful use of contingent commission agreements. Chubb and certain of its subsidiaries have also been named as defendants in two putative class actions relating to allegations of unlawful use of contingent commission arrangements that were originally filed in state court. The first was filed on February 16, 2005 in Seminole County, Florida. The second was filed on May 17, 2005 in Essex County, Massachusetts. Both cases were removed to federal court and then transferred by the Judicial Panel on Multidistrict Litigation to the U.S. District Court for the District of New Jersey for consolidation with In re Insurance Brokerage Antitrust Litigation. Since being transferred to the District of New Jersey, the plaintiff in the former action has been inactive, and that action currently is stayed. The latter action has been voluntarily dismissed. On September 28, 2007, the U.S. District Court for the District of New Jersey dismissed the second amended complaint filed by the plaintiffs in In re Insurance Brokerage Antitrust Litigation in its entirety. In so doing, the court dismissed the plaintiffs’ Sherman Act and Racketeer Influenced and Corrupt Organizations Act claims with prejudice for failure to state a claim, and it dismissed the plaintiffs’ state law claims without prejudice because it declined to exercise supplemental jurisdiction over them. The plaintiffs have appealed the dismissal of their second amended complaint to the U.S. Court of Appeals for the Third Circuit, and that appeal is currently pending.

     In December 2005, Chubb and certain of its subsidiaries were named as defendants in a putative class action similar to In re Insurance Brokerage Antitrust Litigation. The action is pending in the U.S. District Court for the District of New Jersey and has been assigned to the judge who is presiding over In re Insurance Brokerage Antitrust Litigation. The complaint has never been served in this matter. Separately, in April 2006, Chubb and one of its subsidiaries were named as defendants in an action similar to In re Insurance Brokerage Antitrust Litigation. This action was filed in the U.S. District Court for the Northern District of Georgia and subsequently was transferred by the Judicial Panel on Multidistrict Litigation to the U.S. District Court for the District of New Jersey and consolidated with In re Insurance Brokerage Antitrust Litigation. This action currently is stayed. On May 21, 2007, Chubb and one of its subsidiaries were named as defendants in another action similar to In re Insurance Brokerage Antitrust Litigation. This action was filed in the U.S. District Court for the District of New Jersey and consolidated with In re Insurance Brokerage Antitrust Litigation. This action currently is stayed.
     On October 12, 2007, certain of Chubb’s subsidiaries were named as defendants in an action similar to In re Insurance Brokerage Antitrust Litigation. This action was filed in the U.S. District Court for the Northern District of Georgia. This action has been identified to the Judicial Panel on Multidistrict Litigation as a potential “tag-along action” to In re Insurance Brokerage Antitrust Litigation. Chubb currently anticipates that this action will be transferred by the Judicial Panel on Multidistrict Litigation to the U.S. District Court for the District of New Jersey and consolidated with In re Insurance Brokerage Antitrust Litigation.
     On August 24, 2007, Chubb and certain of its subsidiaries were named as defendants in an action filed by the Ohio Attorney General against several insurers and one broker. This action alleges violations of Ohio’s antitrust laws. The Corporation’s response to the Attorney General’s complaint is due on November 16, 2007.
     In these actions, the plaintiffs generally allege that the defendants unlawfully used contingent commission agreements and conspired to reduce competition in the insurance markets. The actions seek treble damages, injunctive and declaratory relief, and attorneys’ fees. The Corporation believes it has substantial defenses to all of the aforementioned legal proceedings and intends to defend the actions vigorously.
     The Corporation cannot at this time predict the ultimate outcome of the aforementioned ongoing investigations and legal proceedings, including any potential amounts that the Corporation may be required to pay in connection with them.

7) Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share:

	Periods Ended September 30
	Third Quarter		Nine Months
	2007	2006	2007	2006
	(in millions except for per share amounts)

Basic earnings per share:
Net income	$738	$604	$2,157	$1,874

Weighted average number of common shares outstanding	387.5	410.9	397.8	412.8

Basic earnings per share	$1.90	$1.47	$5.42	$4.54

Diluted earnings per share:
Net income	$738	$604	$2,157	$1,874

Weighted average number of common shares outstanding	387.5	410.9	397.8	412.8
Additional shares from assumed exercise of stock-based compensation awards	6.1	8.7	6.7	7.5
Additional shares from assumed issuance of common stock upon settlement of purchase contracts	—	1.8	—	2.9

Weighted average number of common shares and potential common shares assumed outstanding for computing diluted earnings per share	393.6	421.4	404.5	423.2

Diluted earnings per share	$1.87	$1.43	$5.33	$4.43

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition of the Corporation as of September 30, 2007 compared with December 31, 2006 and the results of operations for the nine months and three months ended September 30, 2007 and 2006. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes contained in this report and the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.
Cautionary Statement Regarding Forward-Looking Information
     Certain statements in this document are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 (PSLRA). These forward-looking statements are made pursuant to the safe harbor provisions of the PSLRA and include statements regarding our loss reserve and reinsurance recoverable estimates; the impact of changes to our reinsurance program; premium volume, rates, terms and conditions and competition; the impact of investigations into market practices in the property and casualty insurance industry and any resulting business reforms; changes to our producer compensation program; the repurchase of common stock under our share repurchase program; our capital adequacy and funding of liquidity needs; and the impact of the 2007 fourth quarter wildfires in California. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. These statements are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties, which include, among others, those discussed or identified from time to time in our public filings with the Securities and Exchange Commission and those associated with:
•	global political conditions and the occurrence of terrorist attacks, including any nuclear, biological, chemical or radiological events;
•	the effects of the outbreak or escalation of war or hostilities;
•	premium pricing and profitability or growth estimates overall or by lines of business or geographic area, and related expectations with respect to the timing and terms of any required regulatory approvals;
•	adverse changes in loss cost trends;
•	our ability to retain existing business;
•	our expectations with respect to cash flow projections and investment income and with respect to other income;

•	the adequacy of loss reserves, including:
—	our expectations relating to reinsurance recoverables;

—	the willingness of parties, including us, to settle disputes;

—	developments in judicial decisions or regulatory or legislative actions relating to coverage and liability, in particular, for asbestos, toxic waste and other mass tort claims;

—	development of new theories of liability;

—	our estimates relating to ultimate asbestos liabilities;

—	the impact from the bankruptcy protection sought by various asbestos producers and other related businesses;

—	the effects of proposed asbestos liability legislation, including the impact of claims patterns arising from the possibility of legislation and those that may arise if legislation is not passed;
•	the availability and cost of reinsurance coverage;
•	the occurrence of significant weather-related or other natural or human-made disasters, particularly in locations where we have concentrations of risk;
•	the impact of economic factors on companies on whose behalf we have issued surety bonds, and in particular, on those companies that have filed for bankruptcy or otherwise experienced deterioration in creditworthiness;
•	the effects of disclosures by, and investigations of, public companies relating to possible accounting irregularities, practices in the financial services industry and other corporate governance issues, including:
—	claims and litigation arising out of stock option “backdating,” “spring loading” and other stock option grant practices by public companies;

—	the effects on the capital markets and the markets for directors and officers and errors and omissions insurance;

—	claims and litigation arising out of actual or alleged accounting or other corporate malfeasance by other companies;

—	claims and litigation arising out of practices in the financial services industry;

—	legislative or regulatory proposals or changes;
•	the effects of changes in market practices in the U.S. property and casualty insurance industry, in particular contingent commissions and loss mitigation and finite reinsurance arrangements, arising from any legal or regulatory proceedings, related settlements and industry reform, including changes that have been announced and changes that may occur in the future;
•	the impact of legislative and regulatory developments on our business, including those relating to terrorism and catastrophes;
•	any downgrade in our claims-paying, financial strength or other credit ratings;
•	the ability of our subsidiaries to pay us dividends;

•	general economic and market conditions including:
—	changes in interest rates, market credit spreads and the performance of the financial markets;

—	uncertainty in the housing and mortgage markets and its impact on the broader financial markets;

—	the effects of inflation;

—	changes in domestic and foreign laws, regulations and taxes;

—	changes in competition and pricing environments;

—	regional or general changes in asset valuations;

—	the inability to reinsure certain risks economically;

—	changes in the litigation environment; and
•	our ability to implement management’s strategic plans and initiatives.
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
•	Net income was $2.2 billion in the first nine months of 2007 and $738 million in the third quarter compared with $1.9 billion and $604 million, respectively, in the comparable periods of 2006. Net income in both years benefited from substantial underwriting income in our property and casualty insurance business.

•	Underwriting results were highly profitable in the first nine months and third quarter of both 2007 and 2006 as evidenced by the combined loss and expense ratio of 82.6% and 81.6% in the respective 2007 periods and 84.5% and 85.5% in the respective 2006 periods.

•	Total net premiums written decreased 2% in the first nine months and third quarter of 2007. Net premiums written in our insurance business increased 1% in the first nine months of 2007 and were flat in the third quarter, reflecting our continued emphasis on underwriting discipline in an increasingly competitive market environment. In the reinsurance assumed business, net premiums written decreased 70% in the first nine months of 2007 and 65% in the third quarter, reflecting our sale of the ongoing business in December 2005.

•	Property and casualty investment income after tax increased 9% in the first nine months of 2007 and 10% in the third quarter, due to an increase in invested assets since the third quarter of 2006 . For more information on this non-GAAP financial measure, see “Property and Casualty Insurance — Investment Results.”
     A summary of our consolidated net income is as follows:

	Periods Ended September 30
	Third Quarter		Nine Months
	2007	2006	2007	2006
	(in millions)

Property and Casualty Insurance	$973	$806	$2,815	$2,498
Corporate and Other	(43)	(13)	(108)	(67)
Realized Investment Gains	117	38	328	186

Consolidated Income Before Income Tax	1,047	831	3,035	2,617
Federal and Foreign Income Tax	309	227	878	743

Consolidated Net Income	$738	$604	$2,157	$1,874

Property and Casualty Insurance
     A summary of the results of operations of our property and casualty insurance business is as follows:

	Periods Ended September 30
	Third Quarter		Nine Months
	2007	2006	2007	2006
	(in millions)

Underwriting
Net Premiums Written	$2,938	$2,994	$8,863	$9,000
Decrease (Increase) in Unearned Premiums	40	(20)	64	(37)

Premiums Earned	2,978	2,974	8,927	8,963

Losses and Loss Expenses	1,541	1,687	4,693	4,984
Operating Costs and Expenses	874	854	2,649	2,580
Increase in Deferred Policy Acquisition Costs	(11)	(11)	(64)	(40)
Dividends to Policyholders	5	8	13	23

Underwriting Income	569	436	1,636	1,416

Investments
Investment Income Before Expenses	413	375	1,201	1,100
Investment Expenses	8	5	25	24

Investment Income	405	370	1,176	1,076

Other Income (Charges)	(1)	—	3	6

Property and Casualty Income Before Tax	$973	$806	$2,815	$2,498

Property and Casualty Investment Income After Tax	$324	$295	$942	$862

     Property and casualty income before tax was substantially higher in the first nine months and third quarter of 2007 compared with the comparable periods of 2006. The increase was driven by higher underwriting income, particularly in our specialty insurance business unit, as well as higher investment income.
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
     Net Premiums Written
     Net premiums written were $8.9 billion in the first nine months of 2007 and $2.9 billion in the third quarter, each representing a decrease of 2% compared with the comparable periods in 2006.
     Net premiums written by business unit were as follows:

	Nine Months Ended			Quarter Ended
	Sept. 30		% Incr.	Sept. 30		% Incr.
	2007	2006	(Decr.)	2007	2006	(Decr.)
	(in millions)			(in millions)

Personal insurance	$2,792	$2,639	6%	$977	$913	7%
Commercial insurance	3,821	3,863	(1)	1,204	1,244	(3)
Specialty insurance	2,150	2,167	(1)	726	748	(3)

Total insurance	8,763	8,669	1	2,907	2,905	—
Reinsurance assumed	100	331	(70)	31	89	(65)

Total	$8,863	$9,000	(2)	$2,938	$2,994	(2)

     Net premiums written from our insurance business increased 1% in the first nine months of 2007 and were flat in the third quarter compared with the comparable periods in 2006. Premiums in the United States, which represent more than 75% of our insurance premiums, decreased by 1% in the first nine months and 3% in the third quarter. Premiums outside the U.S. increased 8% in the first nine months and 12% in the third quarter; in local currencies, such premiums grew 2% and 4%, respectively.
     The lack of overall growth in net premiums written in our insurance business reflected our continued emphasis on underwriting discipline in an increasingly competitive market environment. We were able to modestly increase premiums outside the United States due to selective initiatives, particularly in our accident business. Rates continued to be under competitive pressure that varied by class of business and geographic area. We continued to retain a high percentage of our existing customers and to renew these accounts at prices we believe to be appropriate relative to the exposure. However, we have begun to see fewer opportunities to write new business at acceptable rates. We expect the increasingly competitive market environment to continue in the fourth quarter based on trends we have seen so far this year as well as the customary year end efforts by some competitors to meet growth targets.
     Reinsurance assumed net premiums written decreased by 70% in the first nine months of 2007 and 65% in the third quarter compared with the same periods in 2006. The premium decline reflects the sale of our ongoing reinsurance assumed business in December 2005.

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
     The major components of our reinsurance program were up for renewal in April 2007. We did not renew our casualty clash treaty as we believed the cost was not justified given the limited capacity and terms available. The treaty had provided coverage of approximately 55% of losses between $75 million and $150 million per insured event.
     On our commercial property per risk treaty, we increased the reinsurance coverage at the top of the program by $100 million. This treaty now provides approximately $500 million of coverage per risk in excess of our $25 million retention.
     The structure of our property catastrophe program for events in the United States was modified but the overall coverage is similar to the previous program. The principal catastrophe treaty now provides coverage of approximately 70% of losses (net of recoveries from other available reinsurance) between $350 million and $1.3 billion, with additional coverage of 55% of losses between $1.3 billion and $2.05 billion in the northeastern part of the country, where we have our greatest concentration of catastrophe exposure.
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
     We purchase additional reinsurance from the Florida Hurricane Catastrophe Fund, which is a state-mandated fund designed to reimburse insurers for a portion of their residential catastrophic hurricane losses. Our participation in the Fund limits our initial retention in Florida for homeowners related losses to approximately $150 million.
     Our property catastrophe treaty for events outside the United States was renewed with no modification of its terms. The treaty provides coverage of approximately 90% of losses (net of recoveries from other available reinsurance) between $75 million and $275 million.
     Our property reinsurance treaties generally contain terrorism exclusions for acts perpetrated by foreign terrorists.
     Our overall reinsurance costs in the first nine months of 2007 were similar to those in the same period of 2006. We do not expect the changes we made to our reinsurance program during 2007 to have a material effect on the Corporation’s results of operations, financial condition or liquidity.

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
     Underwriting results were highly profitable in the first nine months and third quarter of 2007 and 2006. The combined loss and expense ratio for our overall property and casualty business was as follows:

	Periods Ended September 30
	Nine Months		Third Quarter
	2007	2006	2007	2006

Loss ratio	52.7%	55.8%	51.8%	56.9%
Expense ratio	29.9	28.7	29.8	28.6

Combined ratio	82.6%	84.5%	81.6%	85.5%

     The loss ratio improved in the first nine months and third quarter of 2007 compared with the same periods in 2006, despite somewhat higher catastrophe losses. The loss ratio in all periods, but particularly in 2007, reflects favorable loss experience which we believe resulted from our disciplined underwriting in recent years as well as relatively mild loss trends in certain classes of business.
     Catastrophe losses were $249 million in the first nine months of 2007, which represented 2.8 percentage points of the combined ratio. Catastrophe losses of $145 million in the first nine months of 2006 were offset in part by a $20 million reduction in previously accrued reinsurance reinstatement premium costs in the first quarter related to Hurricane Katrina; the net impact accounted for 1.4 percentage points of the combined ratio in the first nine months of 2006. Catastrophe losses were $58 million in the third quarter of 2007, which represented 2.0 percentage points of the combined ratio, compared with $44 million or 1.5 percentage points in the same period in 2006.

     The expense ratio increased in the first nine months and third quarter of 2007 compared with the same periods in 2006. The increase was primarily due to two factors. First, commissions were higher due in large part to premium growth outside the United States in certain classes of business for which commission rates are high. Second, other operating costs increased whereas net premiums written decreased.
     In lieu of paying contingent commissions, beginning in 2007, we implemented a new guaranteed supplemental compensation program for agents and brokers in the United States with whom we previously had contingent commission agreements. Under this arrangement, agents and brokers will be paid a percentage of written premiums on eligible lines of business in a calendar year based upon their prior performance. We expect that the total guaranteed supplemental compensation payout for 2007 will be substantially the same as the contingent commission payout for 2006. However, the change in our commission arrangements has created a difference in the timing of expense recognition, which results in a one-time benefit to income during the 2007 transition year. The impact of the change in the first nine months and third quarter of 2007 was to increase deferred policy acquisition costs by approximately $60 million and $20 million, respectively. The change had no effect on the expense ratio.
     Review of Underwriting Results by Business Unit
     Personal Insurance
     Net premiums written from personal insurance, which represented 32% of premiums written in the first nine months of 2007, increased by 6% in the first nine months of 2007 and 7% in the third quarter compared with the same periods in 2006. Net premiums written for the classes of business within the personal insurance segment were as follows:

	Nine Months Ended			Quarter Ended
	Sept. 30		% Incr.	Sept. 30		% Incr.
	2007	2006	(Decr.)	2007	2006	(Decr.)
	(in millions)			(in millions)

Automobile	$472	$511	(8)%	$161	$174	(7)%
Homeowners	1,831	1,706	7	657	609	8
Other	489	422	16	159	130	22

Total personal	$2,792	$2,639	6	$977	$913	7

     Personal automobile premiums decreased in the 2007 periods, due to a highly competitive U.S. marketplace and the termination of a collector vehicle program. Personal automobile premiums outside the U.S. increased slightly in the first nine months of 2007; however, the rate of growth was significantly lower than in the prior year due in part to increased competition. Premium growth in our homeowners business was due primarily to increased insurance-to-value. The in-force policy count for this class was relatively flat during the first nine months of 2007. Our other personal business includes insurance for excess liability, yacht and accident coverages. The growth in this business was due to a significant increase in accident premiums outside the United States, particularly in the third quarter, and, to a lesser extent, increases in accident and excess liability premiums in the U.S.

     Our personal insurance business produced highly profitable underwriting results in the first nine months and third quarter of 2007 and 2006. The combined loss and expense ratios for the classes of business within the personal insurance segment were as follows:

	Periods Ended September 30
	Nine Months		Third Quarter
	2007	2006	2007	2006

Automobile	89.6%	89.6%	91.1%	93.1%
Homeowners	77.2	74.3	76.8	76.6
Other	95.3	95.3	99.0	102.8

Total personal	82.6%	80.8%	83.3%	84.1%

     Our personal automobile business produced similarly profitable results in the first nine months of 2007 and 2006. Results in both years benefited from lower claim frequency and modest favorable prior year loss development.
     Homeowners results were highly profitable in the first nine months and third quarter of 2007 and 2006. Results in both years reflected adequate pricing and a reduction in water damage losses primarily as a result of policy wording changes related to mold coverage and loss remediation measures that we have implemented over the past several years. Results were modestly less profitable in the first nine months of 2007 compared with the same period in 2006 due primarily to an increase in the severity of non-catastrophe claims, principally the result of winter freeze losses. Catastrophe losses represented 7.4 percentage points of the combined ratio for this class in the first nine months of 2007 and 8.0 percentage points in the third quarter compared with 6.6 and 6.2 percentage points, respectively, in the comparable periods of 2006.
     Other personal results were similarly profitable in the first nine months of 2007 and 2006. Results in the third quarter of 2007 were near breakeven compared with modestly unprofitable results in the same period of 2006. Our accident business was highly profitable in both years. Our yacht business was highly profitable in the first nine months of both years; however, results in the third quarter of 2007 were unprofitable due primarily to one large loss. Our excess liability results were unprofitable in both years, but more so in 2006, due to inadequate pricing and unfavorable loss development related to prior accident years. Rates in 2007 have increased modestly and adverse development has been less pronounced than in 2006.
     Commercial Insurance
     Net premiums written from commercial insurance, which represented 43% of our premiums written in the first nine months of 2007, decreased by 1% in the first nine months of 2007 and 3% in the third quarter compared with the same periods a year ago. Net premiums written for the classes of business within the commercial insurance segment were as follows:

	Nine Months Ended			Quarter Ended
	Sept. 30		% Incr.	Sept. 30		% Incr.
	2007	2006	(Decr.)	2007	2006	(Decr.)
	(in millions)			(in millions)

Multiple peril	$926	$968	(4)%	$313	$323	(3)%
Casualty	1,300	1,303	—	403	408	(1)
Workers’ compensation	686	694	(1)	205	222	(8)
Property and marine	909	898	1	283	291	(3)

Total commercial	$3,821	$3,863	(1)	$1,204	$1,244	(3)

     The slight decrease in premiums in our commercial insurance business in the first nine months of 2007 was the result of an increasingly competitive marketplace. Also, property and marine premiums in the first nine months of 2006 benefited from a $20 million reduction in previously accrued reinsurance reinstatement premium costs in the first quarter related to Hurricane Katrina. Overall, rates were down modestly in the first nine months of 2007 with certain classes of business and geographic areas, such as non-catastrophe exposed property risks and large company risks, experiencing more competitive pressure than others. Rate pressure increased in the third quarter across all classes of business, particularly for new business. Retention levels remained strong, comparable to those in the first nine months of 2006. New business volume in the first nine months of 2007 was up from 2006 levels due to a few large accounts written in the first half of the year. However, new business volume in the third quarter of 2007 was down from that in the comparable period of 2006 as it has become more difficult to find new opportunities at acceptable rates. We continued to maintain our underwriting discipline in the competitive market, renewing business and writing new business only where we believe we are securing acceptable rates and appropriate terms and conditions for the exposures. We expect the increasingly competitive market to continue for the remainder of 2007.
     Our commercial insurance business produced highly profitable underwriting results in the first nine months of 2007 and 2006, but more so in 2006. Results in the third quarter were similarly profitable in both years. The combined loss and expense ratios for the classes of business within the commercial insurance segment were as follows:

	Periods Ended September 30
	Nine Months		Third Quarter
	2007	2006	2007	2006

Multiple peril	81.1%	77.5%	73.4%	81.9%
Casualty	95.1	94.7	98.4	97.3
Workers compensation	76.0	81.3	79.4	81.2
Property and marine	85.4	73.6	79.5	74.3

Total commercial	85.9%	83.2%	84.4%	85.4%

     The less profitable results in the first nine months of 2007 were due in large part to the impact of catastrophes, particularly in the property and marine classes. The impact of catastrophes accounted for only 0.6 of a percentage point of the combined ratio for the commercial insurance segment in the first nine months of 2006 compared with 3.0 percentage points in the same period of 2007. Excluding the impact of catastrophes, commercial insurance results were similarly profitable in the first nine months of 2007 and 2006, as favorable loss experience mitigated the margin compression from the lower rates over the past few years. Results in both years benefited from better terms and conditions and disciplined risk selection in recent years as well as low non-catastrophe property losses.
     Multiple peril results were highly profitable in the first nine months and third quarter of 2007 and 2006. Results in both years benefited from very favorable loss experience, particularly in the property component of this business. Catastrophe losses represented 2.5 percentage points of the combined ratio for this class in the first nine months of 2007, compared with 3.8 percentage points in the corresponding period of 2006. Catastrophe losses were negligible in the third quarter of 2007, whereas they represented 2.8 percentage points of the combined ratio in the same period of 2006.

     Our casualty business produced similarly profitable results in the first nine months of 2007 and 2006 and in the third quarter of both years. The automobile component of this business was highly profitable in both years, but more so in 2006. The primary liability component was profitable in the first nine months of both years, but more so in 2007. Results in the third quarter of 2006 were unprofitable due to several large losses related to prior accident years. The excess liability component produced profitable results in 2007 compared with unprofitable results in 2006. Excess liability results in 2007 benefited from favorable prior year loss development, whereas results in 2006 were adversely affected by unfavorable development related to older accident years. Casualty results in the first nine months and third quarter of 2007 were adversely affected by incurred losses of $63 million and $20 million, respectively, related to asbestos and toxic waste claims. Our analysis of these exposures resulted in an increase in our estimate of the ultimate liabilities for a small number of our insureds. There were no such losses in the comparable 2006 periods.
     Workers’ compensation results were highly profitable in the first nine months and third quarter of 2007 and 2006, but more so in 2007. Results in 2007 were favorably impacted by favorable loss development related to prior accident years, largely due to the positive effect of reforms in California. Results in both years benefited from our disciplined risk selection during the past several years.
     Property and marine results were highly profitable in the first nine months and third quarter of both years. However, results in the 2007 periods were less profitable due to the impact of catastrophes. Catastrophe losses represented 9.6 percentage points of the combined ratio for this class in the first nine months of 2007, whereas catastrophes had a 2.0 percentage point favorable impact on the combined ratio in the same period of 2006. The favorable impact of catastrophes in 2006 resulted from the $20 million reduction in previously accrued reinsurance reinstatement premium costs in the first quarter related to Hurricane Katrina. Catastrophe losses represented 1.7 percentage points of the combined ratio in the third quarter of 2007 compared with a 1.1 percentage point favorable impact in the same period of 2006. Excluding the impact of catastrophes, the combined ratio was 75.8% in the first nine months of 2007 and 77.8% in the third quarter compared with 75.6% and 75.4% in the respective 2006 periods. Results in both years benefited from few large non-catastrophe losses.
     Specialty Insurance
     Net premiums written from specialty insurance, which represented 24% of our premiums written in the first nine months of 2007, decreased by 1% in the first nine months of 2007 and 3% in the third quarter compared with the same periods a year ago. Net premiums written for the classes of business within the specialty insurance segment were as follows:

	Nine Months Ended			Quarter Ended
	Sept. 30		% Incr.	Sept. 30		% Incr.
	2007	2006	(Decr.)	2007	2006	(Decr.)
	(in millions)			(in millions)

Professional liability	$1,893	$1,942	(3)%	$647	$671	(4)%
Surety	257	225	14	79	77	3

Total specialty	$2,150	$2,167	(1)	$726	$748	(3)

     The decrease in premiums in the professional liability classes was due to the increasingly competitive pressure on rates, particularly in the directors and officers liability component, and our commitment to maintain underwriting discipline in this environment. Rates for professional liability classes other than directors and officers liability, which had been relatively stable over the last few years, have also trended downward during 2007. Retention levels in the professional liability classes remained strong in the first nine months of 2007. Excluding the impact on retention levels in 2006 of the 2005 sale of the renewal rights on our hospital professional liability and managed care errors and omissions business, retention levels in the first nine months of 2007 were similar to those in the same period of 2006. New business volume in 2007 was lower than in 2006. We continued to get what we believe are acceptable rates and appropriate terms and conditions on both new business and renewals. We expect the increasingly competitive market to continue for the balance of 2007.
     The significant growth in net premiums written for our surety business in the first nine months of 2007 was due primarily to a strong public sector construction economy. However, growth slowed progressively in the second and third quarters due in part to a more competitive rate environment. We expect this trend to continue throughout the remainder of the year.
     Our specialty insurance business produced significantly more profitable underwriting results in the first nine months and third quarter of 2007 compared with the same periods in 2006. The combined loss and expense ratios for the classes of business within the specialty insurance segment were as follows:

	Periods Ended September 30
	Nine Months		Third Quarter
	2007	2006	2007	2006

Professional liability	83.7%	92.8%	81.8%	91.0%
Surety	31.5	45.1	30.8	39.5

Total specialty	78.3%	88.7%	76.3%	86.4%

     Our professional liability business produced highly profitable results in the first nine months and third quarter of 2007 compared with profitable results in the same periods of 2006. The improvement in 2007 was the result of a higher amount of favorable loss development related to prior accident years compared with the 2006 periods. Substantial favorable loss development occurred in 2007 in the directors and officers liability, employment practices liability and fiduciary liability components of this business due to the recognition of the increasingly favorable loss trends we have been experiencing in recent years. These trends were largely the result of a favorable business climate, lower policy limits and better terms and conditions. The fidelity component of our professional liability business was highly profitable in the first nine months and third quarter of both years due to favorable loss experience.
     Surety results were highly profitable in the first nine months and third quarter of both 2007 and 2006. Our surety business tends to be characterized by infrequent but potentially high severity losses.

     Reinsurance Assumed
     Net premiums written from our reinsurance assumed business, which represented 1% of premiums written in the first nine months of 2007, decreased by 70% in the first nine months of 2007 and 65% in the third quarter compared with the same periods in 2006. This significant decrease in premiums was expected in light of the sale in December 2005 of our ongoing reinsurance assumed business, including renewal rights, to Harbor Point Limited. Harbor Point has the right for a transition period of up to two years to underwrite specific reinsurance business on our behalf. We retain a portion of such business and cede the balance to Harbor Point.
     Our reinsurance assumed business was highly profitable in the first nine months of 2007 compared with profitable results in the same period of 2006. Results were highly profitable in the third quarter of both years. Results in the first nine months of 2007 and in the third quarter of both years benefited from significant favorable loss development related to prior accident years.
     Terrorism Risk and Legislation
     The Terrorism Risk Insurance Act (TRIA), which is discussed in Item 7 of our 2006 Annual Report on Form 10-K, established a temporary program under which the U.S. federal government will share the risk of loss from certain acts of international terrorism with the insurance industry. The program is scheduled to terminate on December 31, 2007. While the provisions of TRIA would serve to mitigate our exposure in the event of a large-scale terrorist attack, our deductible is substantial, approximating $1 billion in 2007.
     It now appears reasonably likely that Congress will reauthorize a modified version of TRIA for periods subsequent to December 31, 2007. Regardless of whether or not TRIA is extended, we will continue to manage this type of catastrophic risk by monitoring terrorism risk aggregations. Nevertheless, given the unpredictability of the targets, frequency and severity of potential terrorist events as well as the very limited terrorism reinsurance coverage available in the market, the occurrence of any such events could have a material adverse effect on the Corporation’s results of operations, financial condition or liquidity.
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

     We have been involved in the investigations of certain business practices in the property and casualty insurance industry by various Attorneys General and other regulatory authorities of several states, the U.S. Securities and Exchange Commission, the U.S. Attorney for the Southern District of New York and certain non-U.S. regulatory authorities with respect to, among other things, (1) potential conflicts of interest and anti-competitive behavior arising from the payment of contingent commissions to brokers and agents and (2) loss mitigation and finite reinsurance arrangements. In connection with these investigations, we have received subpoenas and other requests for information from various regulators. We have been cooperating fully with these investigations. In December 2006, we settled with the Attorneys General of New York, Connecticut and Illinois all issues arising out of their investigations. As part of this settlement, we agreed to implement certain business reforms, including discontinuing the payment of contingent commissions in the United States on all insurance lines beginning in 2007. In August 2007, the Attorney General of Ohio filed an action against us, as well as several other insurers and one broker, as a result of the Ohio Attorney General’s business practices investigation. Although no other Attorney General or regulator has initiated an action against us, it is possible that such an action may be brought against us with respect to some or all of the issues that are the focus of these ongoing investigations.
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
     Chubb and certain of its subsidiaries have been named in various legal proceedings brought by private plaintiffs and the Ohio Attorney General arising out of the investigations into certain business practices in the property and casualty insurance industry. These legal proceedings are further described in Note (6) of the Notes to Consolidated Financial Statements.
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
     Our gross case and incurred but not reported (IBNR) loss reserves and related reinsurance recoverable by class of business were as follows:

					Net
	Gross Loss Reserves			Reinsurance	Loss
September 30, 2007	Case	IBNR	Total	Recoverable	Reserves
			(in millions)

Personal insurance
Automobile	$246	$191	$437	$15	$422
Homeowners	421	297	718	42	676
Other	432	523	955	237	718

Total personal	1,099	1,011	2,110	294	1,816

Commercial insurance
Multiple peril	657	998	1,655	52	1,603
Casualty	1,753	4,180	5,933	420	5,513
Workers’ compensation	822	1,308	2,130	289	1,841
Property and marine	846	419	1,265	559	706

Total commercial	4,078	6,905	10,983	1,320	9,663

Specialty insurance
Professional liability	2,062	6,043	8,105	598	7,507
Surety	18	57	75	18	57

Total specialty	2,080	6,100	8,180	616	7,564

Total insurance	7,257	14,016	21,273	2,230	19,043

Reinsurance assumed	397	998	1,395	194	1,201

Total	$7,654	$15,014	$22,668	$2,424	$20,244

					Net
	Gross Loss Reserves			Reinsurance	Loss
December 31, 2006	Case	IBNR	Total	Recoverable	Reserves
			(in millions)
Personal insurance
Automobile	$261	$178	$439	$14	$425
Homeowners	421	298	719	54	665
Other	443	459	902	245	657

Total personal	1,125	935	2,060	313	1,747

Commercial insurance
Multiple peril	702	965	1,667	74	1,593
Casualty	1,668	3,922	5,590	377	5,213
Workers’ compensation	827	1,223	2,050	310	1,740
Property and marine	821	393	1,214	536	678

Total commercial	4,018	6,503	10,521	1,297	9,224

Specialty insurance
Professional liability	2,542	5,598	8,140	852	7,288
Surety	22	56	78	19	59

Total specialty	2,564	5,654	8,218	871	7,347

Total insurance	7,707	13,092	20,799	2,481	18,318

Reinsurance assumed	464	1,030	1,494	113	1,381

Total	$8,171	$14,122	$22,293	$2,594	$19,699

     Loss reserves, net of reinsurance recoverable, increased by $545 million during the first nine months of 2007. Loss reserves related to our insurance business increased by $725 million, including approximately $200 million related to currency fluctuation due to the weakness of the U.S. dollar. Loss reserves related to our reinsurance assumed business, which is in runoff, decreased by $180 million.
     Gross case reserves related to our insurance business decreased by $450 million due to generally low reported loss activity as well as settlements related to previously existing case reserves, particularly in the professional liability classes. The decrease in reinsurance recoverable in the professional liability classes was due primarily to the discontinuation of the professional liability per risk treaty in 2005 and the settlement of claims related to older accident years.
     In establishing the loss reserves of our property and casualty subsidiaries, we consider facts currently known and the present state of the law and coverage litigation. Based on all information currently available, we believe that the aggregate loss reserves at September 30, 2007 were adequate to cover claims for losses that had occurred as of that date, including both those known to us and those yet to be reported. However, as discussed in Item 7 of our 2006 Annual Report on Form 10-K, there are significant uncertainties inherent in the loss reserving process. It is therefore possible that management’s estimate of the ultimate liability for losses that had occurred as of September 30, 2007 may change, which could have a material effect on the Corporation’s results of operations and financial condition.

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
     We estimate that we experienced overall favorable prior year development of about $480 million during the first nine months of 2007 compared with favorable prior year development of about $155 million in the comparable period of 2006.
     The favorable development in the first nine months of 2007 was primarily in the professional liability classes, due to the favorable loss trends in recent years, and in the short tail homeowners and commercial property classes, largely related to the 2006 accident year. We also experienced significant favorable development in the run-off of our reinsurance assumed business, due primarily to better than expected reported loss activity from cedants, and in the workers’ compensation class, due primarily to the positive effect of reforms in California. The favorable development in the first nine months of 2006 was primarily in the short tail homeowners and commercial property classes and in the professional liability classes, offset in part by adverse development in the commercial liability classes.
     Investment Results
     Property and casualty investment income before taxes increased by 9% in both the first nine months and the third quarter of 2007 compared with the same periods in 2006. Growth was due to an increase in invested assets since the third quarter of 2006. The increase in invested assets was due to substantial cash flow from operations over the period.
     The effective tax rate on investment income was 19.9% in the first nine months of both 2007 and 2006. While similar in these periods, the effective tax rate does fluctuate as a result of our holding a different proportion of our investment portfolio in tax exempt securities during different periods.
     On an after-tax basis, property and casualty investment income increased by 9% in the first nine months of 2007 and 10% in the third quarter. The after-tax annualized yield on the investment portfolio that supports the property and casualty insurance business was 3.47% and 3.48% in the first nine months of 2007 and 2006, respectively. Management uses property and casualty investment income after tax, a non-GAAP financial measure, to evaluate its investment performance because it reflects the impact of any change in the proportion of the investment portfolio invested in tax exempt securities and is therefore more meaningful for analysis purposes than investment income before income tax.
Corporate and Other
     Corporate and other includes investment income earned on corporate invested assets, interest expense and other expenses not allocated to our operating subsidiaries and the results of our real estate and other non-insurance subsidiaries.

     Corporate and other produced a loss before taxes of $108 million in the first nine months of 2007 compared with a loss of $67 million in the same period in 2006. The higher loss in 2007 was due primarily to higher interest expense as a result of the issuance of $1.8 billion of new debt during the first half of 2007. The higher interest expense was only partially offset by an increase in investment income as a substantial portion of the proceeds from the issuance of the debt was used to repurchase Chubb’s common stock.
Realized Investment Gains and Losses
     Net investment gains realized were as follows:

	Periods Ended September 30
	Third Quarter		Nine Months
	2007	2006	2007	2006
		(in millions)

Net realized gains (losses)
Equity securities	$39	$9	$83	$29
Fixed maturities	(13)	(5)	(32)	(9)
Other invested assets	98	34	288	176

	124	38	339	196

Other than temporary impairment losses
Equity securities	7	—	11	7
Fixed maturities	—	—	—	3

	7	—	11	10

Realized investment gains before tax	$117	$38	$328	$186

Realized investment gains after tax	$76	$25	$213	$121

     The net realized gains on other invested assets represent our share of changes in the estimated fair value of limited partnerships in which we have an interest, based on valuations provided to us by the manager of each partnership. As a result of the timing of our receipt of valuation data from the investment managers, our net realized gains relating to these investments are reported on a one quarter lag.
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

Capital Resources
     Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. At September 30, 2007, the Corporation had shareholders’ equity of $14.2 billion and total debt of $4.1 billion.
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
     In March 2007, Chubb issued $1.0 billion of unsecured junior subordinated capital securities. The capital securities will become due on April 15, 2037, the scheduled maturity date, but only to the extent that Chubb has received sufficient net proceeds from the sale of certain qualifying capital securities. Chubb must use its commercially reasonable efforts, subject to certain market disruption events, to sell enough qualifying capital securities to permit repayment of the capital securities on the scheduled maturity date or as soon thereafter as possible. Any remaining outstanding principal amount will be due on March 29, 2067, the final maturity date. The capital securities bear interest at a fixed rate of 6.375% through April 14, 2017. Thereafter, the capital securities will bear interest at a rate equal to the three-month LIBOR rate plus 2.25%. Subject to certain conditions, Chubb has the right to defer the payment of interest on the capital securities for a period not exceeding ten consecutive years. During any such period, interest will continue to accrue and Chubb generally may not declare or pay any dividends on or purchase any shares of its capital stock. The net proceeds have been used to repurchase shares of our common stock.
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
     During the first nine months of 2007, we repurchased 31,919,816 shares of Chubb’s common stock in open market transactions at a cost of $1,659 million. As of September 30, 2007, there were 7,926,122 shares remaining to be purchased under the current share repurchase authorization. We expect to repurchase all of the shares remaining under the authorization by the end of 2007, subject to market conditions.
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
     It is possible that one or more of the rating agencies may raise or lower our existing ratings in the future. If our ratings were downgraded, we might incur higher borrowing costs and might have more limited means to access capital. In addition, a downgrade in our financial strength ratings could adversely affect the competitive position of our insurance operations, including a possible reduction in demand for our products in certain markets.
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

     Our strong underwriting results continued to generate substantial new cash. New cash from operations available for investment by our property and casualty subsidiaries was approximately $1.8 billion in the first nine months of both 2007 and 2006.
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
     As a holding company, Chubb’s ability to continue to pay dividends to shareholders and to satisfy its debt obligations relies on the availability of liquid assets, which is dependent in large part on the dividend paying ability of its property and casualty subsidiaries. Our property and casualty subsidiaries are subject to laws and regulations in the jurisdictions in which they operate that restrict the amount of dividends they may pay without the prior approval of regulatory authorities. The restrictions are generally based on net income and on certain levels of policyholders’ surplus as determined in accordance with statutory accounting practices. Dividends in excess of such thresholds are considered “extraordinary” and require prior regulatory approval. The maximum dividend distribution that may be made by the property and casualty subsidiaries to Chubb during 2007 without prior approval is approximately $1.6 billion. During the first nine months of 2007, these subsidiaries paid dividends to Chubb totaling $650 million.
     Chubb has a revolving credit agreement with a group of banks that provides for up to $500 million of unsecured borrowings. The revolving credit facility had a termination date of June 22, 2010. In October 2007, the agreement was amended to extend the termination date to October 19, 2012. The terms of the amended agreement allow Chubb to elect in 2008 and again in 2009 to extend the termination date of the agreement by an additional year. There have been no borrowings under this agreement.
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
     Our investment portfolio is primarily comprised of high quality bonds, principally tax exempt, U.S. Treasury and government agency, mortgage-backed securities and corporate issues as well as foreign government and corporate bonds that support our international operations. The portfolio also includes equity securities, primarily publicly traded common stocks, and other invested assets, primarily private equity limited partnerships, all of which are held primarily with the objective of capital appreciation.

     In the first nine months of 2007, in our U.S. operations, we invested new cash primarily in tax exempt bonds and taxable bonds, principally mortgage-backed securities. Our objective is to achieve the appropriate mix of taxable and tax exempt securities in our portfolio to balance both investment and tax strategies.
     The unrealized appreciation before tax of investments carried at market value, which includes fixed maturities classified as available-for-sale and equity securities, was $599 million and $603 million at September 30, 2007 and December 31, 2006, respectively. Such unrealized appreciation is reflected in comprehensive income, net of applicable deferred income tax.
     Changes in unrealized market appreciation or depreciation of fixed maturities were due primarily to fluctuations in interest rates.
Subsequent Event
     In October 2007, southern California experienced a number of major wildfires. We estimate that our losses from the wildfires, which will be reflected in our fourth quarter results, were between $80 million and $90 million. While it is possible that our estimate of ultimate losses related to the wildfires may change in the future, we do not expect that any such change would have a material effect on the Corporation’s consolidated results of operations or financial condition.

Item 4 — Controls and Procedures
     As of September 30, 2007, an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) was performed under the supervision and with the participation of the Corporation’s management, including the chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2007.
     During the quarter ended September 30, 2007, new human resource and payroll systems and related process changes were implemented by the Corporation’s third party service provider, which materially affected the Corporation’s internal control over financial reporting. There were no other changes in internal control over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1 — Legal Proceedings
     As previously disclosed, individual actions and purported class actions arising out of the investigations into the payment of contingent commissions to brokers and agents have been filed in a number of federal and state courts. On August 1, 2005, Chubb and certain of its subsidiaries were named as defendants in a putative class action entitled In re Insurance Brokerage Antitrust Litigation in the U.S. District Court for the District of New Jersey. This action, brought against several brokers and insurers on behalf of a class of persons who purchased insurance through the broker defendants, asserts claims under the Sherman Act and state law and the Racketeer Influenced and Corrupt Organizations Act arising from the alleged unlawful use of contingent commission agreements. Chubb and certain of its subsidiaries have also been named as defendants in two putative class actions relating to allegations of unlawful use of contingent commission arrangements that were originally filed in state court. The first was filed on February 16, 2005 in Seminole County, Florida. The second was filed on May 17, 2005 in Essex County, Massachusetts. Both cases were removed to federal court and then transferred by the Judicial Panel on Multidistrict Litigation to the U.S. District Court for the District of New Jersey for consolidation with In re Insurance Brokerage Antitrust Litigation. Since being transferred to the District of New Jersey, the plaintiff in the former action has been inactive, and that action currently is stayed. The latter action has been voluntarily dismissed. On September 28, 2007, the U.S. District Court for the District of New Jersey dismissed the second amended complaint filed by the plaintiffs in In re Insurance Brokerage Antitrust Litigation in its entirety. In so doing, the court dismissed the plaintiffs’ Sherman Act and Racketeer Influenced and Corrupt Organizations Act claims with prejudice for failure to state a claim, and it dismissed the plaintiffs’ state law claims without prejudice because it declined to exercise supplemental jurisdiction over them. The plaintiffs have appealed the dismissal of their second amended complaint to the U.S. Court of Appeals for the Third Circuit, and that appeal is currently pending.
     In December 2005, Chubb and certain of its subsidiaries were named as defendants in a putative class action similar to In re Insurance Brokerage Antitrust Litigation. The action is pending in the U.S. District Court for the District of New Jersey and has been assigned to the judge who is presiding over In re Insurance Brokerage Antitrust Litigation. The complaint has never been served in this matter. Separately, in April 2006, Chubb and one of its subsidiaries were named as defendants in an action similar to In re Insurance Brokerage Antitrust Litigation. This action was filed in the U.S. District Court for the Northern District of Georgia and subsequently was transferred by the Judicial Panel on Multidistrict Litigation to the U.S. District Court for the District of New Jersey and consolidated with In re Insurance Brokerage Antitrust Litigation. This action currently is stayed. On May 21, 2007, Chubb and one of its subsidiaries were named as defendants in another action similar to In re Insurance Brokerage Antitrust Litigation. This action was filed in the U.S. District Court for the District of New Jersey and consolidated with In re Insurance Brokerage Antitrust Litigation. This action currently is stayed.

     On October 12, 2007, certain of Chubb’s subsidiaries were named as defendants in an action similar to In re Insurance Brokerage Antitrust Litigation. This action was filed in the U.S. District Court for the Northern District of Georgia. This action has been identified to the Judicial Panel on Multidistrict Litigation as a potential “tag-along action” to In re Insurance Brokerage Antitrust Litigation. Chubb currently anticipates that this action will be transferred by the Judicial Panel on Multidistrict Litigation to the U.S. District Court for the District of New Jersey and consolidated with In re Insurance Brokerage Antitrust Litigation.
     On August 24, 2007, Chubb and certain of its subsidiaries were named as defendants in an action filed by the Ohio Attorney General against several insurers and one broker. The action alleges violations of Ohio’s antitrust laws. The Corporation’s response to the Attorney General’s complaint is due on November 16, 2007.
     In these actions, the plaintiffs generally allege that the defendants unlawfully used contingent commission agreements and conspired to reduce competition in the insurance markets. The actions seek treble damages, injunctive and declaratory relief, and attorneys’ fees. The Corporation believes it has substantial defenses to all of the aforementioned legal proceedings and intends to defend the actions vigorously. It is possible that the Corporation may become involved in additional litigation of this sort.
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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     The following table summarizes Chubb’s stock repurchased each month in the quarter ended September 30, 2007.

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number	Average	as Part of	Yet Be Purchased
	of Shares	Price Paid	Publicly Announced	Under the
Period	Purchased(a)	Per Share	Plans or Programs	Plans or Programs(b)
July 2007	2,891,000	$53.22	2,891,000	15,228,361
August 2007	5,676,100	49.74	5,676,100	9,552,261
September 2007	1,626,139	51.03	1,626,139	7,926,122

Total	10,193,239	50.93	10,193,239

(a)	The stated amounts exclude 1,473 shares, 4,328 shares and 1,740 shares delivered to Chubb during the months of July 2007, August 2007 and September 2007, respectively, by employees of the Corporation to cover option exercise prices and withholding taxes in connection with the Corporation’s stock-based compensation plans.

(b)	On December 7, 2006, the Board of Directors authorized the repurchase of up to 20,000,000 shares of common stock. On March 21, 2007, the Board of Directors authorized an increase of 20,000,000 shares to the authorization approved in December 2006. The authorization has no expiration date.

Item 6 — Exhibits

Exhibit
Number	Description

- Rule 13a-14(a)/15d-14(a) Certifications.
31.1	Certification by John D. Finnegan filed herewith.
31.2	Certification by Michael O’Reilly filed herewith.

- Section 1350 Certifications.
32.1	Certification by John D. Finnegan filed herewith.
32.2	Certification by Michael O’Reilly filed herewith.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, The Chubb Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHUBB CORPORATION (Registrant)
By:	/s/ Henry B. Schram
Henry B. Schram
Senior Vice-President and Chief Accounting Officer

Date:  November 8, 2007