Form 10-K
period 2007-12-31
CHUBB CORP
filed 2008-02-28
CIK 20171

UNITED   STATES   SECURITIES   AND   EXCHANGE   COMMISSION
Washington, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File No. 1-8661
The Chubb Corporation
(Exact name of registrant as specified in its charter)

New Jersey	13-2595722
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 Mountain View Road
Warren, New Jersey	07059
(Address of principal executive offices)	(Zip Code)
(908) 903-2000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, par value $1 per share	New York Stock Exchange
Series B Participating Cumulative	New York Stock Exchange
Preferred Stock Purchase Rights
Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [✓] No [  ]
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [✓]
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓] No [  ]
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [✓]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [     ] No [✓]
      The aggregate market value of common stock held by non-affiliates of the registrant was $21,242,705,472 as of June 30, 2007, computed on the basis of the closing sale price of the common stock on that date.
370,249,648
Number of shares of common stock outstanding as of February 15, 2008
Documents Incorporated by Reference
      Portions of the definitive Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

PART I.
Item 1.  Business
General
      The Chubb Corporation (Chubb) was incorporated as a business corporation under the laws of the State of New Jersey in June 1967. Chubb and its subsidiaries are referred to collectively as the Corporation. Chubb is a holding company for a family of property and casualty insurance companies known informally as the Chubb Group of Insurance Companies (the P&C Group). Since 1882, the P&C Group has provided property and casualty insurance to businesses and individuals around the world. According to A.M. Best, the P&C Group is the 11th largest U.S. property and casualty insurance group based on 2006 net written premiums.
      At December 31, 2007, the Corporation had total assets of $51 billion and shareholders’ equity of $14 billion. Revenues, income before income tax and assets for each operating segment for the three years ended December 31, 2007 are included in Note (12) of the Notes to Consolidated Financial Statements. The Corporation employed approximately 10,600 persons worldwide on December 31, 2007.
      The Corporation’s principal executive offices are located at 15 Mountain View Road, Warren, New Jersey 07059, and our telephone number is (908) 903-2000.
      The Corporation’s internet address is www.chubb.com. The Corporation’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a)of the Securities Exchange Act of 1934 are available free of charge on this website as soon as reasonably practicable after they have been electronically filed with or furnished to the Securities and Exchange Commission. Chubb’s Corporate Governance Guidelines, charters of certain key committees of its Board of Directors, Restated Certificate of Incorporation, By-Laws, Code of Business Conduct and Code of Ethics for CEO and Senior Financial Officers are also available on the Corporation’s website or by writing to the Corporation’s Corporate Secretary.
Property and Casualty Insurance
      The P&C Group is divided into three strategic business units. Chubb Commercial Insurance offers a full range of commercial insurance products, including coverage for multiple peril, casualty, workers’ compensation and property and marine. Chubb Commercial Insurance is known for writing niche business, where our expertise can add value for our agents, brokers and policyholders. Chubb Specialty Insurance offers a wide variety of specialized professional liability products for privately and publicly owned companies, financial institutions, professional firms and healthcare organizations. Chubb Specialty Insurance also includes our surety business. Chubb Personal Insurance offers products for individuals with fine homes and possessions who require more coverage choices and higher limits than standard insurance policies.
      In December 2005, the Corporation transferred its ongoing reinsurance assumed business to Harbor Point Limited. For a transition period of about two years, Harbor Point underwrote specific reinsurance business on the P&C Group’s behalf. The P&C Group retained a portion of this business and ceded the balance to Harbor Point.
      The P&C Group provides insurance coverages principally in the United States, Canada, Europe, Australia, and parts of Latin America and Asia. Revenues of the P&C Group by geographic area for the three years ended December 31, 2007 are included in Note (12) of the Notes to Consolidated Financial Statements.
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
  Premiums Written
      A summary of the P&C Group’s premiums written during the past three years is shown in the following table:

	Direct	Reinsurance	Reinsurance	Net
	Premiums	Premiums	Premiums	Premiums
Year	Written	Assumed(a)	Ceded(a)	Written

	(in millions)
2005	$12,180	$1,120	$1,017	$12,283
2006	12,224	954	1,204	11,974
2007	12,432	775	1,335	11,872

      (a) Intercompany items eliminated.
      The net premiums written during the last three years for major classes of the P&C Group’s business are included in the Property and Casualty Insurance — Underwriting Results section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).
      One or more members of the P&C Group are licensed and transact business in each of the 50 states of the United States, the District of Columbia, Puerto Rico, the Virgin Islands, Canada, Europe, Australia, and parts of Latin America and Asia. In 2007, approximately 78% of the P&C Group’s direct business was produced in the United States, where the P&C Group’s businesses enjoy broad geographic distribution with a particularly strong market presence in the Northeast. The five states accounting for the largest amounts of direct premiums written were New York with 12%, California with 9%, Texas with 5%, New Jersey with 5% and Florida with 5%. No other state accounted for 5% of such premiums. Approximately 11% of the P&C Group’s direct premiums written was produced in Europe and 5% was produced in Canada.
  Underwriting Results
      A frequently used industry measurement of property and casualty insurance underwriting results is the combined loss and expense ratio. The P&C Group uses the combined loss and expense ratio calculated in accordance with statutory accounting principles applicable to property and casualty insurance companies. This ratio is the sum of the ratio of losses and loss expenses to premiums earned (loss ratio) plus the ratio of statutory underwriting expenses to premiums written (expense ratio) after reducing both premium amounts by dividends to policyholders. When the combined ratio is under 100%, underwriting results are generally considered profitable; when the combined ratio is over 100%, underwriting results are generally considered unprofitable. Investment income is not reflected in the combined ratio. The profitability of property and casualty insurance companies depends on the results of both underwriting and investments operations.

      The combined loss and expense ratios during the last three years in total and for the major classes of the P&C Group’s business are included in the Property and Casualty Insurance — Underwriting Operations section of MD&A.
      Another frequently used measurement in the property and casualty insurance industry is the ratio of statutory net premiums written to policyholders’ surplus. At December 31, 2007 and 2006, the ratio for the P&C Group was .91 and 1.05, respectively.
  Producing and Servicing of Business
      The P&C Group does not utilize a significant in-house distribution model for its products. Instead, in the United States, the P&C Group offers products through approximately 5,000 independent insurance agencies and accepts business on a regular basis from approximately 500 insurance brokers. In most instances, these agencies and brokers also offer products of other companies that compete with the P&C Group. The P&C Group’s branch and service offices assist these agencies and brokers in producing and servicing the P&C Group’s business. In addition to the administrative offices in Warren and Whitehouse Station, New Jersey, the P&C Group has zone, branch and service offices throughout the United States.
      The P&C Group offers products through approximately 3,000 insurance brokers outside the United States. Local branch offices of the P&C Group assist the brokers in producing and servicing the business. In conducting its foreign business, the P&C Group mitigates the risks relating to currency fluctuations by generally maintaining investments in those foreign currencies in which the P&C Group has loss reserves and other liabilities. The net asset or liability exposure to the various foreign currencies is regularly reviewed.
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
      Ceded reinsurance contracts do not relieve the P&C Group of the primary obligation to its policyholders. Thus, an exposure exists with respect to reinsurance recoverable to the extent that any reinsurer is unable to meet its obligations or disputes the liabilities assumed under the reinsurance contracts. The collectibility of reinsurance is subject to the solvency of the reinsurers, coverage interpretations and other factors. The P&C Group is selective in regard to its reinsurers, placing reinsurance with only those reinsurers that the P&C Group believes have strong balance sheets and superior underwriting ability. The P&C Group monitors the financial strength of its reinsurers on an ongoing basis.

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
      The P&C Group continues to emphasize early and accurate reserving, inventory management of claims and suits, and control of the dollar value of settlements. The number of outstanding claims at year-end 2007 was approximately 9% lower than the number at year-end 2006. The number of new arising claims during 2007 was 4% lower than in the prior year.
      Additional information related to the P&C Group’s estimates related to unpaid losses and loss adjustment expenses and the uncertainties in the estimation process is presented in the Property and Casualty Insurance — Loss Reserves section of MD&A.
      The table on page 7 presents the subsequent development of the estimated year-end liability for unpaid losses and loss adjustment expenses, net of reinsurance recoverable, for the ten years prior to 2007. The Corporation acquired Executive Risk Inc. in 1999. The amounts in the table for the years 1997 and 1998 do not include Executive Risk’s unpaid losses and loss adjustment expenses.
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
      The upper section of the table shows the reestimated amount of the previously recorded net liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of losses for each individual year. The increase or decrease is reflected in operating results of the period in which the estimate is changed. The “cumulative deficiency (redundancy)” as shown in the table represents the aggregate change in the reserve estimates from the original balance sheet dates through December 31, 2007. The amounts noted are cumulative in nature; that is, an increase in a loss estimate that is related to a prior period occurrence generates a deficiency in each intermediate year. For example, a deficiency recognized in 2007 relating to losses incurred prior to December 31, 1997 would be included in the cumulative deficiency amount for each year in the period 1997 through 2006. Yet, the deficiency would be reflected in operating results only in 2007. The effect of changes in estimates of the liabilities for losses occurring in prior years on income before income taxes in each of the past three years is shown in the reconciliation of the beginning and ending liability for unpaid losses and loss adjustment expenses in the Property and Casualty Insurance — Loss Reserves section of MD&A.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT

	December 31

Year Ended	1997	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007

	(in millions)
Net Liability for Unpaid Losses and Loss Adjustment Expenses	$8,564	$9,050	$9,749	$10,051	$11,010	$12,642	$14,521	$16,809	$18,713	$19,699	$20,316

Net Liability Reestimated as of:
One year later	8,346	8,855	9,519	9,856	11,799	13,039	14,848	16,972	18,417	19,002
Two years later	7,900	8,517	9,095	10,551	12,143	13,634	15,315	17,048	17,861
Three years later	7,565	8,058	9,653	10,762	12,642	14,407	15,667	16,725
Four years later	7,145	8,527	9,740	11,150	13,246	14,842	15,584
Five years later	7,571	8,656	9,999	11,605	13,676	14,907
Six years later	7,694	8,844	10,373	11,936	13,812
Seven years later	7,822	9,119	10,602	12,019
Eight years later	8,061	9,324	10,702
Nine years later	8,247	9,434
Ten years later	8,383

Total Cumulative Net Deficiency (Redundancy)	(181)	384	953	1,968	2,802	2,265	1,063	(84)	(852)	(697)

Cumulative Net Deficiency Related to Asbestos and Toxic Waste Claims (Included in Above Total)	1,420	1,352	1,305	1,274	1,213	472	222	147	112	88

Cumulative Amount of Net Liability Paid as of:
One year later	1,798	2,520	2,483	2,794	3,085	3,399	3,342	4,031	3,948	3,873
Two years later	3,444	3,708	4,079	4,669	5,354	5,671	6,095	6,594	6,586
Three years later	4,161	4,653	5,286	5,981	6,932	7,753	8,039	8,487
Four years later	4,711	5,351	6,139	7,012	8,390	9,147	9,466
Five years later	5,133	5,894	6,829	7,894	9,378	10,250
Six years later	5,481	6,326	7,382	8,635	10,126
Seven years later	5,807	6,680	7,926	9,159
Eight years later	6,060	7,040	8,310
Nine years later	6,335	7,330
Ten years later	6,599

Gross Liability, End of Year	$9,772	$10,357	$11,435	$11,904	$15,515	$16,713	$17,948	$20,292	$22,482	$22,293	$22,623
Reinsurance Recoverable, End of Year	1,208	1,307	1,686	1,853	4,505	4,071	3,427	3,483	3,769	2,594	2,307

Net Liability, End of Year	$8,564	$9,050	$9,749	$10,051	$11,010	$12,642	$14,521	$16,809	$18,713	$19,699	$20,316

Reestimated Gross Liability	$9,807	$11,050	$13,117	$14,828	$19,243	$19,688	$19,318	$20,119	$21,410	$21,565
Reestimated Reinsurance Recoverable	1,424	1,616	2,415	2,809	5,431	4,781	3,734	3,394	3,549	2,563

Reestimated Net Liability	$8,383	$9,434	$10,702	$12,019	$13,812	$14,907	$15,584	$16,725	$17,861	$19,002

Cumulative Gross Deficiency (Redundancy)	$35	$693	$1,682	$2,924	$3,728	$2,975	$1,370	$(173)	$(1,072)	$(728)

The amounts for the years 1997 and 1998 do not include the unpaid losses and loss adjustment expenses of Executive Risk, which was acquired in 1999.

     The subsequent development of the net liability for unpaid losses and loss adjustment expenses as of year-ends 1997 through 2003 was adversely affected by substantial unfavorable development related to asbestos and toxic waste claims. The cumulative net deficiencies experienced related to asbestos and toxic waste claims were the result of: (1) an increase in the actual number of claims filed; (2) an increase in the estimated number of potential claims; (3) an increase in the severity of actual and potential claims; (4) an increasingly adverse litigation environment; and (5) an increase in litigation costs associated with such claims. For the years 1997 through 1999, the unfavorable development related to asbestos and toxic waste claims was offset in varying degrees by favorable loss experience in the professional liability classes, particularly directors and officers liability and fiduciary liability. For 2000, in addition to the unfavorable development related to asbestos and toxic waste claims, there was significant unfavorable development in the commercial casualty and workers’ compensation classes. For the years 2001 through 2003, in addition to the unfavorable development related to asbestos and toxic waste claims, there was significant unfavorable development in the professional liability classes — principally directors and officers liability and errors and omissions liability, due in large part to adverse loss trends related to corporate failures and allegations of management misconduct and accounting irregularities — and the commercial casualty classes and, to a lesser extent, workers’ compensation. For the years 2005 and 2006, there was significant favorable development, primarily in the professional liability classes due to favorable loss trends in recent years and in the homeowners and commercial property classes due to lower than expected emergence of losses.
      Conditions and trends that have affected development of the liability for unpaid losses and loss adjustment expenses in the past will not necessarily recur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on the data in this table.
      The middle section of the table on page 7 shows the cumulative amount paid with respect to the reestimated net liability as of the end of each succeeding year. For example, in the 1997 column, as of December 31, 2007 the P&C Group had paid $6,599 million of the currently estimated $8,383 million of net losses and loss adjustment expenses that were unpaid at the end of 1997; thus, an estimated $1,784 million of net losses incurred on or before December 31, 1997 remain unpaid as of December 31, 2007, approximately 53% of which relates to asbestos and toxic waste claims.
      The lower section of the table on page 7 shows the gross liability, reinsurance recoverable and net liability recorded at the balance sheet date for each of the indicated years and the reestimation of these amounts as of December 31, 2007.
      The liability for unpaid losses and loss adjustment expenses, net of reinsurance recoverable, reported in the accompanying consolidated financial statements prepared in accordance with generally accepted accounting principles (GAAP) comprises the liabilities of U.S. and foreign members of the P&C Group as follows:

	December 31

	2007	2006

	(in millions)
U.S. subsidiaries	$16,597	$16,492
Foreign subsidiaries	3,719	3,207

	$20,316	$19,699

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
      The investment results of the P&C Group for each of the past three years are shown in the following table.

	Average		Percent Earned
	Invested	Investment
Year	Assets(a)	Income(b)	Before Tax	After Tax

	(in millions)
2005	$30,570	$1,315	4.30%	3.45%
2006	33,492	1,454	4.34	3.48
2007	36,406	1,590	4.37	3.50

(a)	Average of amounts with fixed maturity securities at amortized cost, equity securities at market value and other invested assets, which include private equity limited partnerships, at the P&C Group’s equity in the net assets of the partnerships.

(b)	Investment income after deduction of investment expenses, but before applicable income tax.
Competition
      The property and casualty insurance industry is highly competitive both as to price and service. Members of the P&C Group compete not only with other stock companies but also with mutual companies, other underwriting organizations and alternative risk sharing mechanisms. Some competitors produce their business at a lower cost through the use of salaried personnel rather than independent agents and brokers. Rates are not uniform among insurers and vary according to the types of insurers, product coverage and methods of operation. The P&C Group competes for business not only on the basis of price, but also on the basis of financial strength, availability of coverage desired by customers and quality of service, including claim adjustment service. The P&C Group’s products and services are generally designed to serve specific customer groups or needs and to offer a degree of customization that is of value to the insured. The P&C Group continues to work closely with its customers and to reinforce with them the stability, expertise and added value the P&C Group’s products provide.
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
      The National Association of Insurance Commissioners (NAIC) has a risk-based capital requirement for property and casualty insurance companies. The risk-based capital formula is used by state regulatory authorities to identify insurance companies that may be undercapitalized and that merit further regulatory attention. The formula prescribes a series of risk measurements to determine a minimum capital amount for an insurance company, based on the profile of the individual company. The ratio of a company’s actual policyholders’ surplus to its minimum capital requirement will determine whether any state regulatory action is required. At December 31, 2007, each member of the P&C Group had more than sufficient capital to meet the risk-based capital requirement. The NAIC periodically reviews the risk-based capital formula and changes to the formula could be considered in the future.
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
      In all states, insurers authorized to transact certain classes of property and casualty insurance are required to become members of an insolvency fund. In the event of the insolvency of a licensed insurer writing a class of insurance covered by the fund in the state, companies in the P&C Group, together with the other fund members, are assessed in order to provide the funds necessary to pay certain claims against the insolvent insurer. Generally, fund assessments are proportionately based on the members’ written premiums for the classes of insurance written by the insolvent insurer. In certain states, the P&C Group can recover a portion of these assessments through premium tax offsets and policyholder surcharges. In 2007, assessments of the members of the P&C Group amounted to $9 million. The amount of future assessments cannot be reasonably estimated.
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
      Although the federal government and its regulatory agencies generally do not directly regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways. Current and proposed federal measures that may significantly affect the P&C Group’s business and the market as a whole include federal terrorism insurance, asbestos liability reform measures, tort reform, natural catastrophes, corporate governance, ergonomics, health care reform including the containment of medical costs, medical malpractice reform and patients’ rights, privacy, e-commerce, international trade, federal regulation of insurance companies and the taxation of insurance companies.
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
      Pursuant to a December 2006 settlement agreement with the Attorneys General of New York, Connecticut and Illinois, the Corporation, among other things, agreed to no longer pay compensation to agents and brokers in the form of contingent commissions on all lines of its business. A number of other property and casualty insurance carriers and a number of insurance producers also have agreed with various regulatory agencies to no longer pay or accept, as applicable, contingent commissions in some or all lines of business. A small number of states have enacted compensation disclosure rules and it is possible that additional states may adopt such rules in the future.
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
Chubb Financial Solutions
      Chubb Financial Solutions (CFS) provided customized financial products to corporate clients. CFS’s business was primarily structured credit derivatives, principally as a counterparty in portfolio credit default swaps. CFS has been in run-off since April 2003. Since that date, CFS has terminated early or run-off nearly all of its contractual obligations within its financial products portfolio. Additional information related to CFS’s operations is included in the Corporate and Other — Chubb Financial Solutions section of MD&A.

Item 1A.	Risk Factors
      The Corporation’s business is subject to a number of risks, including those described below, that could have a material effect on the Corporation’s results of operations, financial condition or liquidity and that could cause our operating results to vary significantly from period to period. References to “we,” “us” and “our” appearing in this Form 10-K should be read to refer to the Corporation.
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
      As industry practices and legal, judicial, social, environmental and other conditions change, unexpected or unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these issues may not become apparent for some time after we have written the insurance policies that are affected by such issues. As a result, the full extent of liability under our insurance policies may not be known for many years after the policies are issued. Emerging claim and coverage issues could have a material adverse effect on our results of operations and financial condition.
Catastrophe losses could materially and adversely affect our business.
      As a property and casualty insurance holding company, our insurance operations expose us to claims arising out of catastrophes. Catastrophes can be caused by various natural perils, including hurricanes and other windstorms, earthquakes, severe winter weather and brush fires. Catastrophes can also be man-made, such as a terrorist attack. The frequency and severity of catastrophes are inherently unpredictable. It is possible that both the frequency and severity of natural and man-made catastrophic events will increase.
      The extent of losses from a catastrophe is a function of both the total amount of exposure under our insurance policies in the area affected by the event and the severity of the event. Most catastrophes are restricted to relatively small geographic areas; however, hurricanes and earthquakes may produce significant damage over larger areas, especially those that are heavily populated. Natural or man-made catastrophic events could cause claims under our insurance policies to be higher than we anticipated and could cause substantial volatility in our financial results for any fiscal quarter or year. Our ability to write new business could also be affected. We believe that increases in the value and geographic concentration of insured property and the effects of inflation could increase the severity of claims from catastrophic events in the future. In addition, states have from time to time passed legislation that has the effect of limiting the ability of insurers to manage catastrophe risk, such as legislation prohibiting insurers from withdrawing from catastrophe-exposed areas.
      As a result of the foregoing, it is possible that the occurrence of any natural or man-made catastrophic event could have a material adverse effect on our business, results of operations, financial condition and liquidity. A further discussion of the risk factors related to catastrophes is presented in the Property and Casualty Insurance — Catastrophe Risk Management section of MD&A.
The occurrence of certain catastrophic events could have a materially adverse effect on our systems and could impact our ability to conduct business effectively.
      Our computer, information technology and telecommunications systems, which we use to conduct our business, interface with and rely upon third-party systems. Systems failures or outages could compromise our ability to perform business functions in a timely manner, which could harm our ability to conduct business and hurt our relationships with our business partners and customers. In the event of a disaster such as a natural catastrophe, an industrial accident, a blackout, a computer virus, a terrorist attack or war, our systems may be inaccessible to our employees, customers or business partners for an extended period of time. Even if our employees or third party providers are able to report to work, they may be unable to perform their duties for an extended period of time if our computer, information technology or telecommunication systems are disabled or destroyed. Our systems could also be subject to physical and electronic break-ins, and subject to similar disruptions from unauthorized tampering. This may impede or interrupt our business operations, which could have a material adverse effect on our results of operations and financial condition.
If we experience difficulties with outsourcing relationships, our ability to conduct our business might be negatively impacted.
      We outsource certain business and administrative functions to third parties. If we fail to develop and implement our outsourcing strategies or our third party providers fail to perform as anticipated, we may experience operational difficulties, increased costs and a loss of business that may have a material adverse effect on our results of operations and financial condition.
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

Reinsurance coverage may not be available to us in the future at commercially reasonable rates or at all and we may not be able to collect all amounts due to us from reinsurers from whom we have purchased coverage.
      The availability and cost of reinsurance are subject to prevailing market conditions that are beyond our control. No assurances can be made that reinsurance will remain continuously available to us in amounts that we consider sufficient and at prices that we consider acceptable, which would cause us to increase the amount of risk we retain, reduce the amount of business we underwrite or look for alternatives to reinsurance. This, in turn, could have a material adverse effect on our financial condition or results of operations.
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
      The surety business tends to be characterized by infrequent but potentially high severity losses. The majority of our surety obligations are intended to be performance-based guarantees. When losses occur, they may be mitigated, at times, by recovery rights to the customer’s assets, contract payments, collateral and bankruptcy recoveries. We have substantial commercial and construction surety exposure for current and prior customers. In that regard, we have exposures related to surety bonds issued on behalf of companies that have experienced or may experience deterioration in creditworthiness. If the financial condition of these companies were adversely affected by the economy or otherwise, we may experience an increase in filed claims and may incur high severity losses, which could have a material adverse effect on our results of operations.

A downgrade in our credit ratings and financial strength ratings could adversely impact the competitive positions of our operating businesses.
      Credit ratings and financial strength ratings can be important factors in establishing our competitive position in the insurance markets. There can be no assurance that our ratings will continue for any given period of time or that they will not be changed. If our credit ratings were downgraded in the future, we could incur higher borrowing costs and may have more limited means to access capital. In addition, a downgrade in our financial strength ratings could adversely affect the competitive position of our insurance operations, including a possible reduction in demand for our products in certain markets.
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
We cannot predict the outcome of the investigations into business practices in the property and casualty insurance industry or related legal proceedings, including any potential amounts that we may be required to pay.
      In recent years, Attorneys General and regulatory authorities of several states, the U.S. Securities and Exchange Commission, the U.S. Attorney for the Southern District of New York and certain non-U.S. regulatory authorities commenced investigations into certain business practices in the property and casualty insurance industry involving, among other things, (1) the payment of contingent commissions to brokers and agents and (2) loss mitigation and finite reinsurance arrangements. We have received, and may continue to receive, subpoenas and other information requests from Attorneys General or other regulatory agencies regarding similar issues.

      In August 2007, the Attorney General of Ohio filed an action against us, as well as several other insurers and one broker, as a result of the Ohio Attorney General’s business practices investigation. Although no other Attorney General or regulator has initiated an action against us and we have settled matters arising out of the investigations into business practices in the property and casualty insurance market by the Attorneys General of Connecticut, Illinois and New York, it is possible that such an action may be brought against us with respect to some or all of the issues that are the focus of the ongoing investigations. In addition, we have been named in legal proceedings brought by private plaintiffs arising out of these investigations. We cannot predict the ultimate outcome of these or any future investigations or legal proceedings, including any potential amounts that we may be required to pay in connection with them.
      In addition, it is possible that one or more jurisdictions may adopt regulatory reforms as a result of these investigations. We cannot predict the impact of any such regulatory reforms on our ability to renew business or write new business.
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
      If competition limits our ability to write new business at adequate rates, our results of operations could be adversely affected.
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
      As a holding company, Chubb relies primarily on dividends from its insurance subsidiaries to meet its obligations for payment of interest and principal on outstanding debt obligations and to pay dividends to shareholders. The ability of our insurance subsidiaries to pay dividends in the future will depend on their statutory surplus, on earnings and on regulatory restrictions. We are subject to regulation by some states as an insurance holding company system. Such regulation generally provides that transactions between companies within the holding company system must be fair and equitable. Transfers of assets among affiliated companies, certain dividend payments from insurance subsidiaries and certain material transactions between companies within the system may be subject to prior notice to, or prior approval by, state regulatory authorities. The ability of our insurance subsidiaries to pay dividends is also restricted by regulations that set standards of solvency that must be met and maintained, that limit investments and that limit dividends to shareholders. These regulations may affect Chubb’s insurance subsidiaries’ ability to provide Chubb with dividends.

Our investments may suffer reduced returns or losses.
      The returns on our investment portfolio may be reduced or we may incur losses as a result of changes in general economic conditions, exchange rates, global capital market conditions and numerous other factors that are beyond our control. These factors may cause us to realize less than expected returns on invested assets, sell investments for a loss or write off or write down investments, any of which could have a material adverse effect on our results of operations or financial condition.
Item 1B.  Unresolved Staff Comments
      None.
Item 2.  Properties
      The executive offices of the Corporation are in Warren, New Jersey. The administrative offices of the P&C Group are located in Warren and Whitehouse Station, New Jersey. The P&C Group maintains zone, branch and service offices in major cities throughout the United States and also has offices in Canada, Europe, Australia, Latin America and Asia. Office facilities are leased with the exception of buildings in Whitehouse Station, New Jersey and Simsbury, Connecticut. Management considers its office facilities suitable and adequate for the current level of operations.
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
      In December 2007, certain of Chubb’s subsidiaries were named in an action filed in the Superior Court of Los Angeles County, California that contains allegations similar to those made in the Texas and Ohio actions. The subsidiaries are vigorously defending this action.
      As previously disclosed, Chubb and certain of its subsidiaries have been involved in the investigations of certain business practices in the property and casualty insurance industry by various Attorneys General and other regulatory authorities of several states, the U.S. Securities and Exchange Commission, the U.S. Attorney for the Southern District of New York and certain non-U.S. regulatory authorities with respect to, among other things, (1) potential conflicts of interest and anti-competitive behavior arising from the payment of contingent commissions to brokers and agents and (2) loss mitigation and finite reinsurance arrangements. In connection with these investigations, Chubb and certain of its subsidiaries received subpoenas and other requests for information from various regulators. The Corporation has been cooperating fully with these investigations. In December 2006, the Corporation settled with the Attorneys General of New York, Connecticut and Illinois all issues arising out of their investigations. As described in more detail below, the Attorney General of Ohio in

August 2007 filed an action against Chubb and certain of its subsidiaries, as well as several other insurers and one broker, as a result of the Ohio Attorney General’s business practices investigation. Although no other Attorney General or regulator has initiated an action against the Corporation, it is possible that such an action may be brought against the Corporation with respect to some or all of the issues that are the focus of these ongoing investigations.
      As previously disclosed, individual actions and purported class actions arising out of the investigations into the payment of contingent commissions to brokers and agents have been filed in a number of federal and state courts. On August 1, 2005, Chubb and certain of its subsidiaries were named in a putative class action entitled In re Insurance Brokerage Antitrust Litigation in the U.S. District Court for the District of New Jersey. This action, brought against several brokers and insurers on behalf of a class of persons who purchased insurance through the broker defendants, asserts claims under the Sherman Act and state law and the Racketeer Influenced and Corrupt Organizations Act (RICO) arising from the alleged unlawful use of contingent commission agreements.
      Chubb and certain of its subsidiaries have also been named as defendants in two purported class actions relating to allegations of unlawful use of contingent commission arrangements that were originally filed in state court. The first was filed on February 16, 2005 in Seminole County, Florida. The second was filed on May 17, 2005 in Essex County, Massachusetts. Both cases were removed to federal court and then transferred by the Judicial Panel on Multidistrict Litigation to the U.S. District Court for the District of New Jersey for consolidation with the In re Insurance Brokerage Antitrust Litigation. Since being transferred to the District of New Jersey, the plaintiff in the former action has been inactive, and that action currently is stayed. The latter action has been voluntarily dismissed. On September 28, 2007, the U.S. District Court for the District of New Jersey dismissed the second amended complaint filed by the plaintiffs in In re Insurance Brokerage Antitrust Litigation in its entirety. In so doing, the court dismissed the plaintiffs’ Sherman Act and RICO claims with prejudice for failure to state a claim, and it dismissed the plaintiffs’ state law claims without prejudice because it declined to exercise supplemental jurisdiction over them. The plaintiffs have appealed the dismissal of their second amended complaint to the U.S. Court of Appeals for the Third Circuit, and that appeal is currently pending.
      In December 2005, Chubb and certain of its subsidiaries were named in a putative class action similar to the In re Insurance Brokerage Antitrust Litigation. The action is pending in the U.S. District Court for the District of New Jersey and has been assigned to the judge who is presiding over the In re Insurance Brokerage Antitrust Litigation. The complaint has never been served in this matter. Separately, in April 2006, Chubb and one of its subsidiaries were named in an action similar to the In re Insurance Brokerage Antitrust Litigation. This action was filed in the U.S. District Court for the Northern District of Georgia and subsequently was transferred by the Judicial Panel on Multidistrict Litigation to the U.S. District for the District of New Jersey for consolidation with the In re Insurance Brokerage Antitrust Litigation. This action currently is stayed. On May 21, 2007, Chubb and one of its subsidiaries were named as defendants in another action similar to In re Insurance Brokerage Antitrust Litigation. This action was filed in the U.S. District Court for the District of New Jersey and consolidated with In re Insurance Brokerage Antitrust Litigation. This action currently is stayed.
      On October 12, 2007, certain of Chubb’s subsidiaries were named as defendants in an action similar to In re Insurance Brokerage Antitrust Litigation. This action was filed in the U.S. District Court for the Northern District of Georgia. This action has been identified to the Judicial Panel on Multidistrict Litigation as a potential “tag-along action” to In re Insurance Brokerage Antitrust Litigation. The Corporation currently anticipates that this action will be transferred by the Judicial Panel on Multidistrict Litigation to the U.S. District Court for the District of New Jersey and consolidated with In re Insurance Brokerage Antitrust Litigation.
      On August 24, 2007, Chubb and certain of its subsidiaries were named as defendants in an action filed by the Ohio Attorney General against several insurers and one broker. This action alleges violations of Ohio’s antitrust laws. On November 18, 2007, the Corporation filed a motion to dismiss the Attorney General’s complaint which is still pending.
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
Item 4.  Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of the shareholders during the quarter ended December 31, 2007.
Executive Officers of the Registrant

		Year of
	Age(a)	Election(b)

John D. Finnegan, Chairman, President and Chief Executive Officer	59	2002
Maureen A. Brundage, Executive Vice President and General Counsel	51	2005
Robert C. Cox, Executive Vice President of Chubb & Son, a division of Federal	50	2003
John J. Degnan, Vice Chairman and Chief Administrative Officer	63	1994
Paul J. Krump, Executive Vice President of Chubb & Son, a division of Federal	48	2001
Andrew A. McElwee, Jr., Executive Vice President of Chubb & Son, a division of Federal	53	1997
Thomas F. Motamed, Vice Chairman and Chief Operating Officer	59	1997
Dino E. Robusto, Executive Vice President of Chubb & Son, a division of Federal	49	2006
Michael O’Reilly, Vice Chairman and Chief Financial Officer	64	1976
Henry B. Schram, Senior Vice President and Chief Accounting Officer	61	1985

(a) Ages listed above are as of April 29, 2008.
(b) Date indicates year first elected or designated as an executive officer.
      All of the foregoing officers serve at the pleasure of the Board of Directors of the Corporation and have been employees of the Corporation for more than five years except for Ms. Brundage.
      Before joining the Corporation in 2005, Ms. Brundage was a partner in the law firm of White & Case LLP, where she headed the securities practice in New York and co-chaired its global securities practice.

PART II.

Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters
      The common stock of Chubb is listed and principally traded on the New York Stock Exchange (NYSE) under the trading symbol “CB”. The following are the high and low closing sale prices as reported on the NYSE Composite Tape and the quarterly dividends declared per share for each quarter of 2007 and 2006.

	2007

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Common stock prices
High	$53.34	$55.91	$54.63	$55.52
Low	48.82	51.68	47.36	49.80
Dividends declared	.29	.29	.29	.29

	2006

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Common stock prices
High	$49.45	$52.55	$52.55	$54.65
Low	46.80	47.60	47.40	51.35
Dividends declared	.25	.25	.25	.25
      At February 15, 2008, there were approximately 9,300 common shareholders of record.
      The declaration and payment of future dividends to Chubb’s shareholders will be at the discretion of Chubb’s Board of Directors and will depend upon many factors, including the Corporation’s operating results, financial condition and capital requirements, and the impact of regulatory constraints discussed in Note (19)(f) of the Notes to Consolidated Financial Statements.
      The following table summarizes the stock repurchased by Chubb during each month in the quarter ended December 31, 2007.

			Total Number of	Maximum Number of
	Total		Shares Purchased as	Shares that May Yet Be
	Number of		Part of Publicly	Purchased Under
	Shares	Average Price	Announced Plans or	the Plans or
Period	Purchased(a)	Paid Per Share	Programs	Programs(b)

October 2007	1,183,564	$53.96	1,183,564	6,742,558
November 2007	2,402,166	51.87	2,402,166	4,340,392
December 2007	6,227,722	54.07	6,227,722	26,112,670

Total	9,813,452	53.52	9,813,452

(a)	The stated amounts exclude 28,677 shares, 42,773 shares and 6,803 shares delivered to Chubb during the months of October 2007, November 2007 and December 2007, respectively, by employees of the Corporation to cover option exercise prices and withholding taxes in connection with the Corporation’s stock-based compensation plans.

(b)	On December 7, 2006, the Board of Directors authorized the repurchase of up to 20,000,000 shares of common stock. On March 21, 2007, the Board of Directors authorized an increase of 20,000,000 shares to the authorization approved in December 2006. No shares remain under this share repurchase authorization. On December 13, 2007, the Board of Directors authorized the repurchase of up to 28,000,000 additional shares of common stock. The authorization has no expiration date.

Stock Performance Graph
      The following performance graph compares the performance of Chubb’s common stock during the five-year period from December 31, 2002 through December 31, 2007 with the performance of the Standard & Poor’s 500 Index and the Standard & Poor’s Property & Casualty Insurance Index. The graph plots the changes in value of an initial $100 investment over the indicated time periods, assuming all dividends are reinvested.
Cumulative Total Return
Based upon an initial investment of $100 on December 31, 2002 with dividends reinvested

	December 31

	2002	2003	2004	2005	2006	2007

Chubb	$100	$134	$154	$200	$221	$233
S&P 500	100	129	143	150	173	183
S&P 500 Property & Casualty Insurance	100	126	140	161	181	156
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

Item 6.  Selected Financial Data

	2007	2006	2005	2004	2003

	(in millions except for per share amounts)
FOR THE YEAR
Revenues
Property and Casualty Insurance
Premiums Earned	$11,946	$11,958	$12,176	$11,636	$10,183
Investment Income	1,622	1,485	1,342	1,207	1,083
Other Revenues	11	—	—	—	—
Corporate and Other	154	315	181	116	44
Realized Investment Gains	374	245	384	218	84

Total Revenues	$14,107	$14,003	$14,083	$13,177	$11,394

Income
Property and Casualty Insurance
Underwriting Income (a)	$2,116	$1,905	$921 (b)	$846	$105
Investment Income	1,590	1,454	1,315	1,184	1,058
Other Income (Charges)	6	10	(1)	(4)	(30)

Property and Casualty Insurance Income	3,712	3,369	2,235	2,026	1,133
Corporate and Other	(149)	(89)	(172)	(176)	(283)
Realized Investment Gains	374	245	384	218	84

Income Before Income Tax	3,937	3,525	2,447	2,068	934
Federal and Foreign Income Tax	1,130	997	621	520	125

Net Income	$2,807	$2,528	$1,826	$1,548	$809

Per Share
Net Income	$7.01	$5.98	$4.47	$4.01	$2.23
Dividends Declared on Common Stock	1.16	1.00	.86	.78	.72
AT DECEMBER 31
Total Assets	$50,574	$50,277	$48,061	$44,260	$38,361
Long Term Debt	3,460	2,466	2,467	2,814	2,814
Total Shareholders’ Equity	14,445	13,863	12,407	10,126	8,522
Book Value Per Share	38.56	33.71	29.68	26.28	22.67

(a)	Underwriting income reflected net losses of $88 million ($57 million after-tax or $0.14 per share) in 2007, $24 million ($16 million after-tax or $0.04 per share) in 2006, $35 million ($23 million after-tax or $0.06 per share) in 2005, $75 million ($49 million after-tax or $0.13 per share) in 2004 and $250 million ($163 million after-tax or $0.45 per share) in 2003 related to asbestos and toxic waste claims.

(b)	Underwriting income in 2005 reflected net costs of $462 million ($300 million after-tax or $0.74 per share) related to Hurricane Katrina.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
      Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition of the Corporation as of December 31, 2007 compared with December 31, 2006 and the results of operations for each of the three years in the period ended December 31, 2007. This discussion should be read in conjunction with the consolidated financial statements and related notes and the other information contained in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
      Certain statements in this document are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 (PSLRA). These forward-looking statements are made pursuant to the safe harbor provisions of the PSLRA and include statements regarding our loss reserve and reinsurance recoverable estimates; the impact of future catastrophes on our results of operations, financial condition or liquidity; asbestos liability developments; the number and severity of surety-related claims; the impact of changes to our reinsurance program in 2006 and 2007 on our results of operations, financial condition or liquidity and the cost and availability of reinsurance in 2008; the adequacy of the rates at which we renewed and wrote new business; premium volume and competition in 2008; the impact of investigations into market practices in the property and casualty insurance industry and any resulting business reforms; changes to our producer compensation program; estimates with respect to our credit derivatives exposure; provisions for impairment of our real estate assets; the repurchase of common stock under our share repurchase program; our capital adequacy and funding of liquidity needs; and the overall effect of interest rate risk on us. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. These statements are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties, which include, among others, those discussed or identified from time to time in our public filings with the Securities and Exchange Commission and those associated with:

•	global political conditions and the occurrence of terrorist attacks, including any nuclear, biological, chemical or radiological events;

•	the effects of the outbreak or escalation of war or hostilities;

•	premium pricing and profitability or growth estimates overall or by lines of business or geographic area, and related expectations with respect to the timing and terms of any required regulatory approvals;

•	adverse changes in loss cost trends;

•	our ability to retain existing business;

•	our expectations with respect to cash flow projections and investment income and with respect to other income;

•	the adequacy of loss reserves, including:

•	our expectations relating to reinsurance recoverables;

•	the willingness of parties, including us, to settle disputes;

•	developments in judicial decisions or regulatory or legislative actions relating to coverage and liability, in particular, for asbestos, toxic waste and other mass tort claims;

•	development of new theories of liability;

•	our estimates relating to ultimate asbestos liabilities;

•	the impact from the bankruptcy protection sought by various asbestos producers and other related businesses; and

•	the effects of proposed asbestos liability legislation, including the impact of claims patterns arising from the possibility of legislation and those that may arise if legislation is not passed;

•	the availability and cost of reinsurance coverage;

•	the occurrence of significant weather-related or other natural or human-made disasters, particularly in locations where we have concentrations of risk;

•	the impact of economic factors on companies on whose behalf we have issued surety bonds, and in particular, on those companies that file for bankruptcy or otherwise experience deterioration in creditworthiness;

•	the effects of disclosures by, and investigations of, companies relating to possible accounting irregularities, practices in the financial services industry, investment losses or other corporate governance issues, including:

•	claims and litigation arising out of stock option “backdating,” “spring loading” and other option grant practices by public companies;

•	the effects on the capital markets and the markets for directors and officers and errors and omissions insurance;

•	claims and litigation arising out of actual or alleged accounting or other corporate malfeasance by other companies;

•	claims and litigation arising out of practices in the financial services industry; and

•	legislative or regulatory proposals or changes;

•	the effects of changes in market practices in the U.S. property and casualty insurance industry, in particular contingent commissions and loss mitigation and finite reinsurance arrangements, arising from any legal or regulatory proceedings, related settlements and industry reform, including changes that have been announced and changes that may occur in the future;

•	the impact of legislative and regulatory developments on our business, including those relating to terrorism and catastrophes;

•	any downgrade in our claims-paying, financial strength or other credit ratings;

•	the ability of our subsidiaries to pay us dividends;

•	general economic and market conditions including:

•	changes in interest rates, market credit spreads and the performance of the financial markets;

•	uncertainty in the credit markets and its impact on specific types of investments as well as on the broader financial markets;

•	the effects of inflation;

•	changes in domestic and foreign laws, regulations and taxes;

•	changes in competition and pricing environments;

•	regional or general changes in asset valuations;

•	the inability to reinsure certain risks economically; and

•	changes in the litigation environment; and

•	our ability to implement management’s strategic plans and initiatives.
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

•	Net income was $2.8 billion in 2007 compared with $2.5 billion in 2006 and $1.8 billion in 2005. Net income in 2007 and 2006 benefited from substantially higher underwriting income in our property and casualty insurance business compared with 2005.

•	Underwriting results were significantly more profitable in 2007 and 2006 compared with 2005. Our combined loss and expense ratio was 82.9% in 2007 compared with 84.2% in 2006 and 92.3% in 2005. The impact of catastrophes accounted for 3.0 percentage points of the combined ratio in 2007 compared with 1.4 percentage points in 2006 and 5.6 percentage points in 2005. The greater catastrophe impact in 2005 was due to costs of $462 million related to Hurricane Katrina, including estimated net losses of $403 million and net reinsurance reinstatement premium costs of $59 million.

•	Total net premiums written decreased by 1% in 2007 and 3% in 2006. Net premiums written in our insurance business increased 1% in 2007 and 2% in 2006. The low growth in our insurance business in both years reflected our continued emphasis on underwriting discipline in an increasingly competitive market environment. In the reinsurance assumed business, net premiums written decreased 65% in 2007 and 57% in 2006, reflecting our sale of the ongoing business to Harbor Point Limited in December 2005.

•	During 2007, we experienced overall favorable development of $697 million on loss reserves established as of the previous year end, due primarily to favorable loss trends in recent years in the professional liability classes, lower than expected emergence of losses in the homeowners and commercial property classes and better than expected reported loss activity in the run-off of our reinsurance assumed business. During 2006, we experienced overall favorable development of $296 million due primarily to lower than expected emergence of losses in the homeowners and commercial property classes. During 2005, we experienced overall unfavorable development of $163 million due to adverse development in the professional liability and commercial liability classes offset in part by favorable development in the homeowners and commercial property classes.

•	Property and casualty investment income after tax increased by 9% in 2007 and 10% in 2006. The growth was due to an increase in invested assets over the period. For more information on this non-GAAP financial measure, see “Property and Casualty Insurance — Investment Results.”

      A summary of our consolidated net income is as follows:

	Years Ended December 31

	2007	2006	2005

	(in millions)
Property and casualty insurance	$3,712	$3,369	$2,235
Corporate and other	(149)	(89)	(172)
Realized investment gains	374	245	384

Consolidated income before income tax	3,937	3,525	2,447
Federal and foreign income tax	1,130	997	621

Consolidated net income	$2,807	$2,528	$1,826

PROPERTY AND CASUALTY INSURANCE
      A summary of the results of operations of our property and casualty insurance business is as follows:

	Years Ended December 31

	2007	2006	2005

	(in millions)
Underwriting
Net premiums written	$11,872	$11,974	$12,283
Decrease (increase) in unearned premiums	74	(16)	(107)

Premiums earned	11,946	11,958	12,176

Losses and loss expenses	6,299	6,574	7,813
Operating costs and expenses	3,564	3,467	3,436
Increase in deferred policy acquisition costs	(52)	(19)	(17)
Dividends to policyholders	19	31	23

Underwriting income	2,116	1,905	921

Investments
Investment income before expenses	1,622	1,485	1,342
Investment expenses	32	31	27

Investment income	1,590	1,454	1,315

Other income (charges)	6	10	(1)

Property and casualty income before tax	$3,712	$3,369	$2,235

Property and casualty investment income after tax	$1,273	$1,166	$1,056

      Property and casualty income before tax in 2007 was higher than in 2006 which, in turn, was substantially higher than in 2005. Income in each year, but more so in 2007 and 2006, benefited from highly profitable underwriting results. Underwriting income in 2007 was higher than in 2006, particularly in our specialty insurance business unit. Underwriting income in 2006 was substantially higher than in 2005, due largely to significantly lower catastrophe losses, particularly in our commercial insurance business unit, as well as improvement in our specialty insurance business unit. Results in 2007 and 2006 also benefited from significant increases in investment income due to an increase in invested assets in both years.

      The profitability of our property and casualty insurance business depends on the results of both our underwriting and investment operations. We view these as two distinct operations since the underwriting functions are managed separately from the investment function. Accordingly, in assessing our performance, we evaluate underwriting results separately from investment results.
Underwriting Operations
  Underwriting Results
      We evaluate the underwriting results of our property and casualty insurance business in the aggregate and also for each of our separate business units.
  Net Premiums Written
      Net premiums written amounted to $11.9 billion in 2007, a decrease of 1% compared with 2006. Net premiums written in 2006 decreased 3% compared with 2005. In both years, a slight increase in premiums from our insurance business was more than offset by a substantial decline in premiums from our reinsurance assumed business.
      Net premiums written by business unit were as follows:

	Years Ended December 31

		% Increase		% Increase
		(Decrease)		(Decrease)
	2007	2007 vs. 2006	2006	2006 vs. 2005	2005

	(dollars in millions)
Personal insurance	$3,709	5%	$3,518	6%	$3,307
Commercial insurance	5,083	(1)	5,125	2	5,030
Specialty insurance	2,944	—	2,941	(3)	3,042

Total insurance	11,736	1	11,584	2	11,379
Reinsurance assumed	136	(65)	390	(57)	904

Total	$11,872	(1)	$11,974	(3)	$12,283

      Net premiums written from our insurance business grew 1% in 2007 and 2% in 2006. Premiums in 2005 were reduced by reinsurance reinstatement premium costs of $102 million related to Hurricane Katrina. Premiums in 2006 benefited from a $20 million reduction of previously accrued reinsurance reinstatement premium costs. Premiums in the United States, which represent about 75% of our insurance premiums, decreased 1% in 2007 and increased 1% in 2006. Insurance premiums outside the U.S. grew 10% in 2007 and 4% in 2006. In both years, such growth was 3% when measured in local currencies.
      The slight overall growth in net written premiums in our insurance business in both 2007 and 2006 reflected our continued emphasis on underwriting discipline in an increasingly competitive market environment. Rates were under competitive pressure that varied by class of business and geographic area. In both years, we retained a high percentage of our existing customers and renewed these accounts at prices we believe to be appropriate relative to the exposure. In addition, while we continued to be selective, we found opportunities to write new business at acceptable rates; however, we saw fewer such opportunities as 2007 progressed. We expect the competitive market environment to continue in 2008. We expect that overall premiums in our insurance business will be flat to modestly down in 2008 compared with 2007, with a modest increase for personal insurance and modest decreases for both commercial insurance and specialty insurance.
      Net reinsurance assumed premiums written decreased by 65% in 2007 and 57% in 2006. Premiums in 2005 included net reinstatement premium revenue of $43 million related to Hurricane Katrina. The significant premium decline reflects the sale of our ongoing reinsurance assumed business to Harbor Point Limited in December 2005, which is discussed below.

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
      Although property catastrophe reinsurance rates increased in 2006, our overall ceded reinsurance premiums for our insurance business, excluding the impact of reinstatement premiums related to Hurricane Katrina, were only modestly higher than in 2005 due to modifications to certain of our reinsurance treaties. On our casualty clash treaty, our initial retention remained at $75 million. We reduced our reinsurance coverage at the top of the program by $50 million and increased our participation in the program. On our commercial property per risk treaty, we increased our retention from $15 million to $25 million. Our property catastrophe treaty for events in the United States was modified to increase our initial retention from $250 million to $350 million and to increase our participation in the program. At the same time, we increased the insurance coverage in the northeastern part of the country by $400 million. Our property catastrophe treaty for events outside the United States was modified to increase our initial retention from $50 million to $75 million.
      Reinsurance rates generally remained steady in 2007, due in part to a relatively low level of catastrophes in 2006. However, capacity restrictions continued in some segments of the marketplace. Our overall reinsurance costs in 2007 were similar to those in 2006.
      We did not renew our casualty clash treaty in 2007 as we believed the cost was not justified given the limited capacity and terms available. The treaty had provided coverage of approximately 55% of losses between $75 million and $150 million per insured event.
      On our commercial property per risk treaty, we increased the reinsurance coverage at the top of the program by $100 million. This treaty now provides approximately $500 million of coverage per risk in excess of our $25 million retention.
      The structure of our property catastrophe program for events in the United States was modified in 2007 but the overall coverage is similar to the previous program. The principal catastrophe treaty provides coverage of approximately 70% of losses (net of recoveries from other available reinsurance) between $350 million and $1.3 billion, with additional coverage of 55% of losses between $1.3 billion and $2.05 billion in the northeastern part of the country, where we have our greatest concentration of catastrophe exposure.
      We also purchased in April 2007 fully collateralized four-year reinsurance coverage for homeowners-related losses sustained from qualifying hurricane loss events in the northeastern part of the United States. This reinsurance was purchased from East Lane Re Ltd., a Cayman Islands reinsurance company, which financed the provision of reinsurance through the issuance of $250 million in catastrophe bonds to investors under two separate bond tranches. This reinsurance provides coverage of approximately 30% of covered losses between $1.3 billion and $2.05 billion.
      We purchased additional reinsurance from the Florida Hurricane Catastrophe Fund, which is a state-mandated fund designed to reimburse insurers for a portion of their residential catastrophic hurricane losses. Our participation in the Fund limits our initial retention in Florida for homeowners related losses to approximately $150 million.
      Our property catastrophe treaty for events outside the United States was renewed in 2007 with no modification of its terms. The treaty provides coverage of approximately 90% of losses (net of recoveries from other available reinsurance) between $75 million and $275 million.

      Our property reinsurance treaties generally contain limitations on the losses that we can recover relating to acts of terrorism, depending on the geographic location where the act is committed and the class of business affected.
      We do not expect the changes we made to our reinsurance program during 2006 and 2007 to have a material effect on the Corporation’s results of operations, financial condition or liquidity.
      Most of our ceded reinsurance arrangements consist of excess of loss and catastrophe contracts that protect against a specified part or all of certain types of losses over stipulated amounts arising from any one occurrence or event. Therefore, unless we incur losses that exceed our initial retention under these contracts, we do not receive any loss recoveries. As a result, in certain years, we cede premiums to other insurance companies and receive few, if any, loss recoveries. However, in a year in which there is a significant catastrophic event (such as Hurricane Katrina) or a series of large individual losses, we may receive substantial loss recoveries. The impact of ceded reinsurance on net premiums written and earned and on net losses and loss expenses incurred for the three years ended December 31, 2007 is presented in Note (11) of the Notes to Consolidated Financial Statements.
      Our property reinsurance treaties expire on April 1, 2008. While we expect that reinsurance rates for property risks will decline somewhat in 2008, the final structure of our program and amount of coverage purchased will be determinants of our ceded reinsurance premium cost in 2008. We expect that the availability of reinsurance for certain coverages, such as terrorism, will continue to be very limited in 2008.
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
      Underwriting results were significantly more profitable in 2007 and 2006 compared with 2005. The combined loss and expense ratio for our overall property and casualty business was as follows:

	Years Ended December 31

	2007	2006	2005

Loss ratio	52.8%	55.2%	64.3%
Expense ratio	30.1	29.0	28.0

Combined loss and expense ratio	82.9%	84.2%	92.3%

      The loss ratio improved in 2006 and again in 2007, reflecting the favorable loss experience which we believe resulted from our disciplined underwriting in recent years as well as relatively mild loss trends in certain classes of business. The loss ratio in 2005 was adversely affected by higher catastrophe losses, primarily from Hurricane Katrina.
      In 2007, net catastrophe losses incurred were $363 million, which represented 3.0 percentage points of the loss ratio. Net catastrophe losses incurred in 2006 were $173 million, which were offset in part by a $20 million reduction in previously accrued reinsurance reinstatement premium costs related to Hurricane Katrina. The net impact of catastrophes in 2006 accounted for 1.4 percentage points of the loss ratio. In 2005, we incurred $630 million of net catastrophe losses and $59 million in related net reinsurance reinstatement premium costs, which in the aggregate accounted for 5.6 percentage points of the loss ratio. The reinsurance reinstatement premium costs and a substantial portion of the catastrophe losses in 2005 related to Hurricane Katrina.
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
      During 2006, a large percentage of our claims from Hurricane Katrina were settled. As a result, there were many adjustments, both favorable and unfavorable, to our loss estimates for individual claims related to this event. These adjustments produced a reduction in our estimates for gross losses and reinsurance recoverable of $190 million and $175 million, respectively, as well as a $20 million reduction of previously accrued reinsurance reinstatement premium costs.
      Other than the reinsurance recoverable related to Hurricane Katrina, we did not have any recoveries from our catastrophe reinsurance treaties during the three year period ended December 31, 2007 because there were no other individual catastrophes for which our losses exceeded our initial retention under the treaties.
      Our expense ratio increased in both 2007 and 2006. The increase in 2007 was due primarily to higher commissions, largely the result of premium growth outside the United States in certain classes of business for which commission rates are high. The increase in 2006 was due to a decrease in net premiums written whereas compensation and other operating costs increased.
      In lieu of paying contingent commissions, beginning in 2007, we implemented a new guaranteed supplemental compensation program for agents and brokers in the United States with whom we previously had contingent commission agreements. Under this arrangement, agents and brokers are paid a percentage of written premiums on eligible lines of business in a calendar year based upon their prior performance. The total guaranteed supplemental compensation payout for 2007 will be substantially the same as the contingent commission payout for 2006. However, the change in our commission arrangements created a difference in the timing of expense recognition, which resulted in a one-time benefit to income during the 2007 transition year. The impact of the change in 2007 was to increase deferred policy acquisition costs by approximately $70 million. The change had no effect on the expense ratio.

Review of Underwriting Results by Business Unit

Personal Insurance
      Net premiums written from personal insurance, which represented 31% of our premiums written in 2007, increased by 5% in 2007 and 6% in 2006. Net premiums written for the classes of business within the personal insurance segment were as follows:

	Years Ended December 31

		% Increase		% Increase
	2007	2007 vs. 2006	2006	2006 vs. 2005	2005

	(dollars in millions)
Automobile	$621	(7)%	$670	4%	$645
Homeowners	2,423	7	2,268	8	2,104
Other	665	15	580	4	558

Total personal	$3,709	5	$3,518	6	$3,307

      Personal automobile premiums in the U.S. decreased in 2007 and 2006 due to an increasingly competitive marketplace. The termination of a collector vehicle program also contributed to the decrease in 2007. The overall growth in personal automobile premiums in 2006 was due to selective initiatives outside the United States. The growth in our homeowners business in both years was due primarily to increased insurance-to-value. The in-force policy count for this class of business was relatively flat over the period. Homeowners premiums in 2005 were reduced by reinsurance reinstatement premium costs of $17 million related to Hurricane Katrina. Our other personal business includes insurance for excess liability, yacht and accident coverages. The substantial growth in this business in 2007 was due primarily to a significant increase in accident premiums, particularly outside the United States. Excess liability premiums also grew, due in part to a modest increase in rates.
      Our personal insurance business produced highly profitable underwriting results in each of the last three years. The combined loss and expense ratios for the classes of business within the personal insurance segment were as follows:

	Years Ended
	December 31

	2007	2006	2005

Automobile	89.8%	90.4%	95.3%
Homeowners	80.2	74.6	81.2
Other	96.4	98.6	96.2

Total personal	84.8%	81.7%	86.6%

      Our personal automobile results were profitable in each of the past three years. Results in 2007 and 2006 were more profitable than in 2005 due to lower claim frequency and modest favorable prior year loss development.
      Homeowners results were highly profitable in each of the last three years. Results in all three years reflected adequate pricing and a reduction in water damage losses primarily as a result of policy wording changes related to mold coverage and loss remediation measures that we have implemented over the past several years. Results in 2006 benefited from lower catastrophe losses. The impact of catastrophes accounted for 9.6 percentage points of the combined loss and expense ratio for this class in 2007 compared with 5.7 percentage points in 2006 and 9.8 percentage points in 2005.
      Other personal business produced modestly profitable results in each of the past three years. Our accident business was highly profitable in all three years. Our yacht business was profitable in 2007 and 2006 compared with unprofitable results in 2005. Our excess liability business was unprofitable in each of the past three years, but more so in 2006, due to inadequate pricing and unfavorable prior year loss development.

Commercial Insurance
      Net premiums written from commercial insurance, which represented 43% of our premiums written in 2007, decreased by 1% in 2007 and increased by 2% in 2006. Net premiums written for the classes of business within the commercial insurance segment were as follows:

	Years Ended December 31

		% Increase		% Increase
		(Decrease)		(Decrease)
	2007	2007 vs. 2006	2006	2006 vs. 2005	2005

	(dollars in millions)
Multiple peril	$1,252	(3)%	$1,290	—%	$1,286
Casualty	1,726	—	1,731	(1)	1,755
Workers’ compensation	890	(1)	901	(3)	930
Property and marine	1,215	1	1,203	14	1,059

Total commercial	$5,083	(1)	$5,125	2	$5,030

      Growth in our commercial classes in 2007 and 2006 was constrained due to an increasingly competitive marketplace. In 2006, renewal rates were generally stable but were under competitive pressure in some classes of business, particularly non-catastrophe exposed property risks and certain casualty risks. During 2007, rates were down modestly. Certain classes of business and geographic areas, such as non-catastrophe exposed property risks and large company risks, experienced more competitive pressure than others. Rate pressure increased in the second half of the year across all classes of business, particularly for new business. Multiple peril and property and marine premiums in 2005 were reduced by reinsurance reinstatement premium costs of $19 million and $66 million, respectively, related to Hurricane Katrina. In 2006, property and marine premiums benefited from a $20 million reduction of previously accrued reinsurance reinstatement premium costs. Excluding the reinsurance reinstatement premiums, multiple peril premiums declined 1% and property and marine premiums grew 5% in 2006 compared with the prior year.
      Retention levels of our existing customers remained steady over the last three years. New business volume was slightly higher in 2006 and again in 2007 compared with the respective prior years. The increase in 2006 came from business outside the U.S. The increase in 2007 was due to a few large accounts written in the first half of the year. New business volume in the second half of 2007 was down as it became more difficult to find new opportunities at acceptable rates.
      We have continued to maintain our underwriting discipline in the more competitive market, renewing business and writing new business only where we believe we are securing acceptable rates and appropriate terms and conditions for the exposures.
      Our commercial insurance business produced profitable underwriting results in each of the past three years, particularly in 2007 and 2006. Results in all three years benefited from better terms and conditions and disciplined risk selection in recent years as well as low non-catastrophe property losses. Results in 2005 were less profitable than in 2007 and 2006, largely due to substantially higher catastrophe losses, primarily from Hurricane Katrina. The impact of catastrophes accounted for 8.3 percentage points of the combined loss and expense ratio for our commercial insurance business in 2005 whereas such impact was 2.6 percentage points in 2007 and negligible in 2006.

      The combined loss and expense ratios for the classes of business within commercial insurance were as follows:

	Years Ended
	December 31

	2007	2006	2005

Multiple peril	80.8%	75.8%	87.8%
Casualty	94.6	96.8	96.1
Workers’ compensation	77.6	80.4	84.8
Property and marine	84.3	72.5	98.8

Total commercial	85.8%	83.1%	92.4%

      Multiple peril results were highly profitable in each of the past three years. Results in 2005 were less profitable than in 2007 and 2006, largely due to higher catastrophe losses. The impact of catastrophes accounted for 1.7 percentage points of the combined loss and expense ratio for this class in 2007 compared with 2.9 percentage points in 2006 and 9.1 percentage points in 2005. The property component of this business benefited from low non-catastrophe losses in all three years. Results in the liability component were profitable in all three years, particularly in 2006.
      Results for our casualty business were similarly profitable in each of the past three years. The automobile component of our casualty business deteriorated somewhat in 2007 but remained highly profitable. Results in the primary liability component were highly profitable in 2007 compared with marginally profitable results in 2006 and profitable results in 2005. Results in the excess liability component were profitable in 2007 compared with unprofitable results in 2006 and 2005. Excess liability results in 2007 benefited from favorable prior year loss development, whereas results in 2006 and 2005 were adversely affected by unfavorable loss development related to older accident years. Casualty results in 2007 were adversely affected by incurred losses related to asbestos and toxic waste claims. Our analysis of these exposures resulted in an increase in our estimate of the ultimate liabilities for a small number of our insureds. Such losses represented 5.3 percentage points of the combined loss and expense ratio for this class in 2007. The impact of such losses was not significant in 2006 or 2005.
      Workers’ compensation results were highly profitable in each of the past three years. Results were more profitable in each succeeding year due to favorable claim cost trends, resulting in part from the positive effect of reforms in California. Results in all three years benefited from our disciplined risk selection during the past several years.
      Property and marine results were highly profitable in 2007 and 2006 compared with marginally profitable results in 2005. The less profitable results in 2005 were due to catastrophe losses, primarily from Hurricane Katrina. Catastrophes accounted for 8.2 percentage points of the combined loss and expense ratio in 2007 and 27.2 percentage points in 2005. The impact of catastrophes was negligible in 2006. Excluding the impact of catastrophes, the combined ratio was 76.1%, 73.4% and 71.6% in 2007, 2006 and 2005, respectively. Results in each year benefited from relatively few large non-catastrophe losses.

Specialty Insurance
      Net premiums written from specialty insurance, which represented 25% of our premiums written in 2007, were flat in 2007 and decreased by 3% in 2006 compared with the respective prior years. Net premiums written for the classes of business within the specialty insurance segment were as follows:

	Years Ended December 31

		% Increase		% Increase
		(Decrease)		(Decrease)
	2007	2007 vs. 2006	2006	2006 vs. 2005	2005

	(dollars in millions)
Professional liability	$2,605	(1)%	$2,641	(6)%	$2,798
Surety	339	13	300	23	244

Total specialty	$2,944	—	$2,941	(3)	$3,042

      The decline of premiums in 2007 and 2006 for the professional liability classes of business was due to the increasingly competitive pressure on rates, particularly in the directors and officers liability component, and our commitment to maintain underwriting discipline in this environment. The decline in premiums in 2006 was exacerbated by the sale of renewal rights, effective July 1, 2005, on our hospital medical malpractice and managed care errors and omissions business.
      Renewal rates for the directors and officers liability class of business were down in 2006 and again in 2007. Rates for professional liability classes other than directors and officers liability, which were generally stable in 2006, trended downward in 2007. Retention levels remained strong over the last three years. New business volume declined in each of the past two years due to the increased competition in the marketplace. We continued to get what we believe are acceptable rates and appropriate terms and conditions on both new business and renewals. In line with our strategy in recent years of directing our focus to small and middle market publicly traded and privately held companies, the percentage of our book of business represented by large public companies has continued to decrease.
      The growth in net premiums written for our surety business was substantial in both 2007 and 2006. About half of the growth in 2006 was due to the non-renewal of a high excess reinsurance treaty during 2005. Growth in 2007 was due primarily to a strong public sector construction economy. However, growth slowed as the year progressed due in part to a more competitive rate environment. We expect the increasingly competitive market to continue in 2008.
      Our specialty insurance business produced profitable underwriting results in each of the last three years. Results were significantly more profitable in each succeeding year. The combined loss and expense ratios for the classes of business within specialty insurance were as follows:

	Years Ended
	December 31

	2007	2006	2005

Professional liability	82.4%	91.8%	99.8%
Surety	35.4	44.2	62.9

Total specialty	77.4%	87.5%	97.3%

      Results for our professional liability business improved substantially in 2006 and again in 2007, producing highly profitable results in 2007 compared with profitable results in 2006 and near breakeven results in 2005. The fidelity class was highly profitable in each of the past three years due to favorable loss experience. The results of the directors and officers liability, errors and omissions liability and fiduciary liability classes improved in 2006 and again in 2007. Results in 2007 and, to a much lesser extent, 2006 benefited from favorable prior year loss development due to the recognition of the increasingly favorable loss trends we have been experiencing in recent years. These trends were largely the result of a favorable business climate in recent years, lower policy limits and better terms and conditions. Conversely, results in 2005 were adversely affected by unfavorable loss development related to accident years prior to 2003. This adverse development was predominantly from claims relating to corporate failures and allegations of management misconduct and accounting irregularities. For more information on prior year loss development, see “Property and Casualty Insurance — Loss Reserves, Prior Year Loss Development.”
      Our surety business produced highly profitable results in each of the past three years due to favorable loss experience. This business tends to be characterized by infrequent but potentially high severity losses. When losses occur, they are mitigated, at times, by recovery rights to the customer’s assets, contract payments, collateral and bankruptcy recoveries.
      The majority of our surety obligations are intended to be performance-based guarantees. We manage our exposure on an absolute basis and by specific bond type. We have substantial commercial and construction surety exposure for current and prior customers, including exposures related to surety bonds issued on behalf of companies that have experienced deterioration in creditworthiness since we issued bonds to them. We therefore may experience an increase in filed claims and may incur high severity losses. Such losses would be recognized if and when claims are filed and determined to be valid, and could have a material adverse effect on the Corporation’s results of operations.

Reinsurance Assumed
      In December 2005, we completed a transaction involving a new Bermuda-based reinsurance company, Harbor Point Limited. As part of the transaction, we transferred our ongoing reinsurance assumed business and certain related assets, including renewal rights, to Harbor Point. Harbor Point generally did not assume our reinsurance liabilities relating to reinsurance contracts incepting prior to December 31, 2005. We retained those liabilities and the related assets.
      For a transition period of about two years, Harbor Point underwrote specific reinsurance business on our behalf. We retained a portion of this business and ceded the balance to Harbor Point in return for a fronting commission. We receive additional payments based on the amount of business renewed by Harbor Point. These amounts are being recognized in income as earned.
      Net premiums written from our reinsurance assumed business, which represented 1% of our premiums written in 2007, decreased by 65% in 2007 and 57% in 2006. The significant decrease in premiums in both years was expected in light of the sale of our ongoing reinsurance assumed business to Harbor Point. Premiums in 2005 included net reinsurance reinstatement premium revenue of $43 million related to Hurricane Katrina.
      Reinsurance assumed results were profitable in each of the past three years, particularly in 2007 and 2006. While the volume of business declined substantially in each of the past two years, results in both years benefited from significant favorable prior year loss development. Results in 2005 were adversely affected by catastrophe losses related to Hurricane Katrina.

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
      We have been involved in the investigations of certain business practices in the property and casualty insurance industry by various Attorneys General and other regulatory authorities of several states, the U.S. Securities and Exchange Commission, the U.S. Attorney for the Southern District of New York and certain non-U.S. regulatory authorities with respect to, among other things, (1) potential conflicts of interest and anti-competitive behavior arising from the payment of contingent commissions to brokers and agents and (2) loss mitigation and finite reinsurance arrangements. In connection with these investigations, we received subpoenas and other requests for information from various regulators. We have been cooperating fully with these investigations.
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
      Although no other Attorney General or regulator has initiated an action against us, it is possible that such an action may be brought against us with respect to some or all of the issues that are the focus of the ongoing investigations described above.
      Chubb and certain of its subsidiaries have been named in various legal proceedings brought by private plaintiffs arising out of these investigations. These legal proceedings and the litigation brought by the Ohio Attorney General referred to above are further described in Note (15) of the Notes to Consolidated Financial Statements.
      We cannot predict at this time the ultimate outcome of the ongoing investigations and legal proceedings referred to above, including any potential amounts that we may be required to pay in connection with them. Nevertheless, management believes that it is likely that the outcome will not have a material adverse effect on the Corporation’s results of operations or financial condition.

Catastrophe Risk Management
      Our property and casualty subsidiaries have exposure to losses caused by natural perils such as hurricanes and other windstorms, earthquakes, severe winter weather and brush fires and from man-made catastrophic events such as terrorism. The frequency and severity of catastrophes are inherently unpredictable.

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
      The Terrorism Risk Insurance Act of 2002 (TRIA) established a temporary program under which the federal government will share the risk of loss arising from certain acts of foreign terrorism with the insurance industry. The program, which was applicable to most lines of commercial business, was scheduled to terminate on December 31, 2005. In December 2005, TRIA was extended through December 31, 2007. Certain lines of business previously subject to the provisions of TRIA, including commercial automobile, surety and professional liability insurance, other than directors and officers liability, were excluded from the program. In December 2007, TRIA was extended through December 31, 2014. The amended law eliminated the distinction between foreign and domestic acts of terrorism, now providing protection from all acts of terrorism. Otherwise, there were no significant changes to the key features of the program.
      As a precondition to recovery under TRIA, insurance companies with direct commercial insurance exposure in the United States for TRIA lines of business are required to make insurance for covered acts of terrorism available under their policies. Each insurer has a separate deductible that it must meet in the event of an act of terrorism before federal assistance becomes available. The deductible is based on a percentage of direct U.S. earned premiums for the covered lines of business in the previous calendar year. For 2008, that deductible is 20% of direct premiums earned in 2007 for these lines of business. For losses above the deductible, the federal government will pay for 85% of covered losses, while the insurer retains 15%. There is a combined annual aggregate limit for the federal government and all insurers of $100 billion. If acts of terrorism result in covered losses exceeding the $100 billion annual limit, insurers are not liable for additional losses. While the provisions of TRIA will serve to mitigate our exposure in the event of a large-scale terrorist attack, our deductible is substantial, approximating $1 billion in 2008.
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
      Our loss reserves include case estimates for claims that have been reported and estimates for claims that have been incurred but not reported at the balance sheet date as well as estimates of the expenses associated with processing and settling all reported and unreported claims, less estimates of anticipated salvage and subrogation recoveries. Estimates are based upon past loss experience modified for current trends as well as prevailing economic, legal and social conditions. Our loss reserves are not discounted to present value.
      We regularly review our loss reserves using a variety of actuarial techniques. We update the reserve estimates as historical loss experience develops, additional claims are reported and/or settled and new information becomes available. Any changes in estimates are reflected in operating results in the period in which the estimates are changed.
      Incurred but not reported (IBNR) reserves represent the difference between the estimated ultimate cost of all claims that have occurred and the reported losses and loss expenses. Reported losses include cumulative paid losses and loss expenses plus case reserves. The IBNR reserve includes a provision for claims that have occurred but have not yet been reported to us, some of which are not yet known to the insured, as well as a provision for future development on reported claims. A relatively large proportion of our net loss reserves, particularly for long tail liability classes, are reserves for IBNR losses. In fact, more than 65% of our aggregate net loss reserves at December 31, 2007 were for IBNR losses.
      Our gross case and IBNR loss reserves and related reinsurance recoverable by class of business were as follows:

	Gross Loss Reserves				Net
				Reinsurance	Loss
December 31, 2007	Case	IBNR	Total	Recoverable	Reserves

	(in millions)
Personal insurance
Automobile	$226	$200	$426	$15	$411
Homeowners	432	305	737	32	705
Other	452	526	978	230	748

Total personal	1,110	1,031	2,141	277	1,864

Commercial insurance
Multiple peril	646	1,010	1,656	37	1,619
Casualty	1,640	4,302	5,942	402	5,540
Workers’ compensation	842	1,323	2,165	255	1,910
Property and marine	814	395	1,209	532	677

Total commercial	3,942	7,030	10,972	1,226	9,746

Specialty insurance
Professional liability	2,079	5,999	8,078	552	7,526
Surety	33	52	85	14	71

Total specialty	2,112	6,051	8,163	566	7,597

Total insurance	7,164	14,112	21,276	2,069	19,207
Reinsurance assumed	400	947	1,347	238	1,109

Total	$7,564	$15,059	$22,623	$2,307	$20,316

	Gross Loss Reserves				Net
				Reinsurance	Loss
December 31, 2006	Case	IBNR	Total	Recoverable	Reserves

	(in millions)
Personal insurance
Automobile	$261	$178	$439	$14	$425
Homeowners	421	298	719	54	665
Other	443	459	902	245	657

Total personal	1,125	935	2,060	313	1,747

Commercial insurance
Multiple peril	702	965	1,667	74	1,593
Casualty	1,668	3,922	5,590	377	5,213
Workers’ compensation	827	1,223	2,050	310	1,740
Property and marine	821	393	1,214	536	678

Total commercial	4,018	6,503	10,521	1,297	9,224

Specialty insurance
Professional liability	2,542	5,598	8,140	852	7,288
Surety	22	56	78	19	59

Total specialty	2,564	5,654	8,218	871	7,347

Total insurance	7,707	13,092	20,799	2,481	18,318
Reinsurance assumed	464	1,030	1,494	113	1,381

Total	$8,171	$14,122	$22,293	$2,594	$19,699

      Loss reserves, net of reinsurance recoverable, increased by $617 million or 3% in 2007. Loss reserves related to our insurance business increased by $889 million, including approximately $290 million related to currency fluctuation due to the weakness of the U.S. dollar. Loss reserves related to our reinsurance assumed business, which is in runoff, decreased by $272 million.
      Gross case reserves related to the professional liability classes decreased by $463 million in 2007 due to generally low reported loss activity as well as settlements related to previously existing case reserves. The $300 million decrease in reinsurance recoverable in the professional liability classes was due primarily to the discontinuation of the professional liability per risk treaty in 2005 and the settlement of claims related to years prior to 2005.
      In establishing the loss reserves of our property and casualty subsidiaries, we consider facts currently known and the present state of the law and coverage litigation. Based on all information currently available, we believe that the aggregate loss reserves at December 31, 2007 were adequate to cover claims for losses that had occurred as of that date, including both those known to us and those yet to be reported. However, as described below, there are significant uncertainties inherent in the loss reserving process. It is therefore possible that management’s estimate of the ultimate liability for losses that had occurred as of December 31, 2007 may change, which could have a material effect on the Corporation’s results of operations and financial condition.

Estimates and Uncertainties
      The process of establishing loss reserves is complex and imprecise as it must take into consideration many variables that are subject to the outcome of future events. As a result, informed subjective estimates and judgments as to our ultimate exposure to losses are an integral component of our loss reserving process.

      Due to the inherent complexity of the loss reserving process and the potential variability of the assumptions used, the actual emergence of losses could vary, perhaps substantially, from the estimate of losses included in our financial statements, particularly when settlements may not occur until well into the future. Our net loss reserves at December 31, 2007 were $20.3 billion. Therefore, a relatively small percentage change in the estimate of net loss reserves would have a material effect on the Corporation’s results of operations.
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
      Short tail classes consist principally of homeowners, commercial property and marine business. For these classes, claims are generally reported and settled shortly after the loss occurs and the claims relate to tangible property. Consequently, the estimation of loss reserves for these classes is less complex.
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
      Most of our reinsurance assumed business is long tail casualty reinsurance. Reserve estimates for this business are therefore subject to the variability caused by extended loss emergence periods. The estimation of loss reserves for this business is further complicated by delays between the time the claim is reported to the ceding insurer and when it is reported by the ceding insurer to us and by our dependence on the quality and consistency of the loss reporting by the ceding company.
      Our actuaries perform a comprehensive annual review of loss reserves for each of the numerous classes of business we write prior to the determination of the year end carried reserves. The review process takes into consideration the variety of trends that impact the ultimate settlement of claims in each particular class of business. A similar, but somewhat less comprehensive, review is performed for the major classes of business prior to the determination of the June 30 carried reserves. Prior to the determination of the March 30 and September 30 carried reserves, our actuaries review the emergence of paid and reported losses relative to expectations and, as necessary, conduct reserve reviews for particular classes of business.
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
      Expected loss ratio methods use loss ratios for prior accident years, adjusted to reflect our evaluation of recent loss trends, the current risk environment, changes in our book of business and changes in our pricing and underwriting, to determine the appropriate expected loss ratio for a given accident year. The expected loss ratio for each accident year is multiplied by the earned premiums for that year to calculate estimated ultimate losses.
      Bornheutter-Ferguson methods are combinations of an expected loss ratio method and a loss development factor method, where the loss development factor method is given more weight as an accident year matures.
      Frequency/severity methods first project ultimate claim counts (using one or more of the other methods described above) and then multiply those counts by an estimated average claim cost to calculate estimated ultimate losses. The average claim costs are often estimated by fitting historical severity data to an observed trend. Generally, these methods work best for high frequency, low severity classes of business.
      In completing their loss reserve analysis, our actuaries are required to determine the most appropriate actuarial methods to employ for each class of business. Within each class, the business is further segregated by accident year and generally by jurisdiction. Each estimation method has its own pattern, parameter and/or judgmental dependencies, with no estimation method being better than the others in all situations. The relative strengths and weaknesses of the various estimation methods when applied to a particular class of business can also change over time, depending on the underlying circumstances. In many cases, multiple estimation methods will be valid for the particular facts and circumstances of the relevant class of business. The manner of application and the degree of reliance on a given method will vary by class of business, by accident year and by jurisdiction based on our actuaries’ evaluation of the above dependencies and the potential volatility of the loss frequency and severity patterns. The estimation methods selected or given weight by our actuaries at a particular valuation date are those that are believed to produce the most reliable indication for the loss reserves being evaluated. These selections incorporate input from claims personnel, pricing actuaries and underwriting management on loss cost trends and other factors that could affect the reserve estimates.
      For short tail classes, the emergence of paid and incurred losses generally exhibits a reasonably stable pattern of loss development from one accident year to the next. Thus, for these classes, the loss development factor method is generally relatively straightforward to apply and usually requires only modest extrapolation. For long tail classes, applying the loss development factor method often requires more judgment in selecting development factors as well as more significant extrapolation. For those long tail classes with high frequency and relatively low per-loss severity (e.g. workers’ compensation), volatility will often be sufficiently modest for the loss development factor method to be given significant weight, except in the most recent accident years.
      For certain long tail classes of business, however, anticipated loss experience is less predictable because of the small number of claims and erratic claim severity patterns. These classes include directors and officers liability, errors and omissions liability and commercial excess liability, among others. For these classes, the loss development factor methods may not produce a reliable estimate of ultimate losses in the most recent accident years since many claims either have not yet been reported to us or are only in the early stages of the settlement process. Therefore, the actuarial estimates for these accident years are based on less extrapolatory methods, such as expected loss ratio and Bornheutter-Ferguson methods. Over time, as a greater number of claims are reported and the statistical credibility of loss experience increases, loss development factor methods are given increasingly more weight.
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
      Senior management meets with our actuaries at the end of each quarter to review the results of the latest loss reserve analysis. Based on this review, management determines the carried reserve for each class of business. In making the determination, management considers numerous factors, such as changes in actuarial indications in the period, the maturity of the accident year, trends observed over the recent past and the level of volatility within a particular class of business. Such an assessment requires considerable judgment. It is often not possible to determine whether a change in the data represents credible actionable information or an anomaly. Even if a change is determined to be permanent, it is not always possible to determine the extent of the change until sometime later. As a result, there can be a time lag between the emergence of a change and a determination that the change should be reflected in the carried loss reserves. In general, changes are made more quickly to more mature accident years and less volatile classes of business.
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
      In addition, we must consider the uncertain effects of emerging or potential claims and coverage issues that arise as legal, judicial and social conditions change. These issues have had, and may continue to have, a negative effect on our loss reserves by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims. Recent examples of such issues include the number of directors and officers liability and errors and omissions liability claims arising out of the ongoing credit crisis, the number of directors and officers liability claims arising out of stock option “backdating” practices by certain public companies, the number and size of directors and officers liability and errors and omissions liability claims arising out of investment banking practices and accounting and other corporate malfeasance, and exposure to claims asserted for bodily injury as a result of long-term exposure to harmful products or substances. As a result of issues such as these, the uncertainties inherent in estimating ultimate claim costs on the basis of past experience have grown, further complicating the already complex loss reserving process.
      As part of our loss reserving analysis, we take into consideration the various factors that contribute to the uncertainty in the loss reserving process. Those factors that could materially affect our loss reserve estimates include loss development patterns and loss cost trends, rate and exposure level changes, the effects of changes in coverage and policy limits, business mix shifts, the effects of regulatory and legislative developments, the effects of changes in judicial interpretations, the effects of emerging claims and coverage issues and the effects of changes in claim handling practices. In making estimates of reserves, however, we do not necessarily make an explicit assumption for each of these factors. Moreover, all estimation methods do not utilize the same assumptions and typically no single method is determinative in the reserve analysis for a class of business. Consequently, changes in our loss reserve estimates generally are not the result of changes in any one assumption. Instead, the variability will be affected by the interplay of changes in numerous assumptions, many of which are implicit to the approaches used.
      For each class of business, we regularly adjust the assumptions and actuarial methods used in the estimation of loss reserves in response to our actual loss experience as well as our judgments regarding changes in trends and/or emerging patterns. In those instances where we primarily utilize analyses of historical patterns of the development of paid and reported losses, this may be reflected, for example, in the selection of revised loss development factors. In those long tail classes of business that comprise a majority of our loss reserves and for which loss experience is less predictable due to potential changes in judicial interpretations, potential legislative actions and potential claims issues, this may be reflected in a judgmental change in our estimate of ultimate losses for particular accident years.
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
      Two of the larger components of our loss reserves relate to the professional liability classes other than fidelity and to commercial excess liability. The respective reported loss development patterns are key assumptions in estimating loss reserves for these classes of business, both as applied directly to more mature accident years and as applied indirectly (e.g., via Bornheutter-Ferguson methods) to less mature accident years.
      Reserves for the professional liability classes other than fidelity were $7.1 billion, net of reinsurance, at December 31, 2007. Based on a review of our loss experience, if the loss development factor for each accident year changed such that the cumulative loss development factor for the most recent accident year changed by 10%, we estimate that the net reserves for professional liability classes other than fidelity would change by approximately $700 million, in either direction. This degree of change in the reported loss development pattern is within the historical variation around the averages in our data.
      Reserves for commercial excess liability (excluding asbestos and toxic waste claims) were $2.9 billion, net of reinsurance, at December 31, 2007. These reserves are included within commercial casualty. Based on a review of our loss experience, if the loss development factor for each accident year changed such that the cumulative loss development factor for the most recent accident year changed by 15%, we estimate that the net reserves for commercial excess liability would change by approximately $250 million, in either direction. This degree of change in the reported loss development pattern is within the historical variation around the averages in our data.
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
      We believe that the loss reserves carried at December 31, 2007 for asbestos and toxic waste claims were adequate. However, given the judicial decisions and legislative actions that have broadened the scope of coverage and expanded theories of liability in the past and the possibilities of similar interpretations in the future, it is possible that our estimate of loss reserves relating to these exposures may increase in future periods as new information becomes available and as claims develop.
      Asbestos Reserves. Asbestos remains the most significant and difficult mass tort for the insurance industry in terms of claims volume and dollar exposure. Asbestos claims relate primarily to bodily injuries asserted by those who came in contact with asbestos or products containing asbestos. Tort theory affecting asbestos litigation has evolved over the years. Early court cases established the “continuous trigger” theory with respect to insurance coverage. Under this theory, insurance coverage is deemed to be triggered from the time a claimant is first exposed to asbestos until the manifestation of any disease. This interpretation of a policy trigger can involve insurance policies over many years and increases insurance companies’ exposure to liability. Until recently, judicial interpretations and legislative actions attempted to maximize insurance availability from both a coverage and liability standpoint.
      New asbestos claims and new exposures on existing claims have continued despite the fact that usage of asbestos has declined since the mid-1970’s. Many claimants were exposed to multiple asbestos products over an extended period of time. As a result, claim filings typically name dozens of defendants. The plaintiffs’ bar has solicited new claimants through extensive advertising and through asbestos medical screenings. A vast majority of asbestos bodily injury claims have been filed by claimants who do not show any signs of asbestos related disease. New asbestos cases are often filed in those jurisdictions with a reputation for judges and juries that are extremely sympathetic to plaintiffs.
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

      There have been some positive legislative and judicial developments in the asbestos environment over the past several years:

•	Various challenges to mass screening claimants have been mounted, including a June 2005 U.S. District Court decision in Texas. Many believe that this decision is leading to higher medical evidentiary standards. For example, several asbestos injury settlement trusts suspended their acceptance of claims that were based on the diagnosis of physicians or screening companies named in the case, citing concerns about their reliability. Further investigations of the medical screening process for asbestos claims are underway.

•	A number of states have implemented legislative and judicial reforms that focus the courts’ resources on the claims of the most seriously injured. Those who allege serious injury and can present credible evidence of their injuries are receiving priority trial settings in the courts, while those who have not shown any credible disease manifestation are having their hearing dates delayed or are placed on an inactive docket, which preserves the right to pursue litigation in the future.

•	A number of key jurisdictions have adopted venue reform that requires plaintiffs to have a connection to the jurisdiction in order to file a complaint.

•	In recognition that many aspects of bankruptcy plans are unfair to certain classes of claimants and to the insurance industry, these plans are beginning to be closely scrutinized by the courts and rejected when appropriate.
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
      Our other asbestos exposures involve products and non-products liability on the part of “peripheral” defendants, including a mix of manufacturers, distributors and installers of certain products that contain asbestos in small quantities and owners or operators of properties where asbestos was present. Generally, these insureds are named defendants on a regional rather than a nationwide basis. As the financial resources of traditional asbestos defendants have been depleted, plaintiffs are targeting these viable peripheral parties with greater frequency and, in many cases, for large awards.
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
      In establishing our asbestos reserves, we evaluate the exposure presented by each insured. As part of this evaluation, we consider a variety of factors including: the available insurance coverage; limits and deductibles; the jurisdictions involved; past settlement values of similar claims; the potential role of other insurance, particularly underlying coverage below our excess liability policies; potential bankruptcy impact; relevant judicial interpretations; and applicable coverage defenses, including asbestos exclusions.
      We have assumed a continuing unfavorable legal environment with no benefit from any federal asbestos reform legislation. Various federal proposals to solve the ongoing asbestos litigation crisis have been considered by the U.S. Congress over the past few years, but none have yet been enacted. Thus, the prospect of federal asbestos reform legislation remains uncertain.
      Our actuaries and claim personnel perform periodic analyses of our asbestos related exposures. The analyses during 2005 noted an increase in our estimate of the ultimate liabilities for two of our asbestos defendants. The analyses during 2006 noted positive developments, including several settlements, related to certain of our traditional asbestos defendants. At the same time, the analyses indicated that our exposure to loss from claims against our peripheral defendants was somewhat higher than previously expected. The analyses during 2007 noted an increase in our estimate of the ultimate liabilities related to certain of our traditional asbestos defendants. Based on these analyses, we increased our net asbestos loss reserves by $35 million in 2005, $18 million in 2006 and $75 million in 2007.
      The following table presents a reconciliation of the beginning and ending loss reserves related to asbestos claims.

	Years Ended December 31

	2007	2006	2005

	(in millions)
Gross loss reserves, beginning of year	$841	$930	$961
Reinsurance recoverable, beginning of year	52	50	55

Net loss reserves, beginning of year	789	880	906
Net incurred losses	75	18	35
Net losses paid	71	109	61

Net loss reserves, end of year	793	789	880
Reinsurance recoverable, end of year	45	52	50

Gross loss reserves, end of year	$838	$841	$930

      The following table presents the number of policyholders for whom we have open asbestos case reserves and the related net loss reserves at December 31, 2007 as well as the net losses paid during 2007 by component.

	Number of	Net Loss	Net Losses
	Policyholders	Reserves	Paid

		(in millions)
Traditional defendants	26	$220	$26
Peripheral defendants	385	411	45
Future claims from unknown policyholders		162

		$793	$71

      Significant uncertainty remains as to our ultimate liability related to asbestos related claims. This uncertainty is due to several factors including:

•	the long latency period between asbestos exposure and disease manifestation and the resulting potential for involvement of multiple policy periods for individual claims;

•	plaintiffs’ increased focus on peripheral defendants;

•	the volume of claims by unimpaired plaintiffs and the extent to which they can be precluded from making claims;

•	the efforts by insureds to claim the right to non-products coverage not subject to aggregate limits;

•	the number of insureds seeking bankruptcy protection as a result of asbestos-related liabilities;

•	the ability of claimants to bring a claim in a state in which they have no residency or exposure;

•	the impact of the exhaustion of primary limits and the resulting increase in claims on excess liability policies we have issued;

•	inconsistent court decisions and diverging legal interpretations; and

•	the possibility, however remote, of federal legislation that would address the asbestos problem.
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

      In establishing our toxic waste reserves, we evaluate the exposure presented by each insured. As part of this evaluation, we consider a variety of factors including: the probable liability, available insurance coverage, past settlement values of similar claims, relevant judicial interpretations, applicable coverage defenses as well as facts that are unique to each insured.
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
      The following table presents a reconciliation of our beginning and ending loss reserves, net of reinsurance recoverable, related to toxic waste claims. The reinsurance recoverable related to these claims is minimal.

	Years Ended December 31

	2007	2006	2005

	(in millions)
Reserves, beginning of year	$169	$191	$208
Incurred losses	13	6	—
Losses paid	28	28	17

Reserves, end of year	$154	$169	$191

      Of the net toxic waste loss reserves at December 31, 2007, $58 million was IBNR reserves.
      Reinsurance Recoverable. Reinsurance recoverable is the estimated amount recoverable from reinsurers related to the losses we have incurred. At December 31, 2007, reinsurance recoverable included $363 million recoverable with respect to paid losses and loss expenses, which is included in other assets, and $2.3 billion recoverable on unpaid losses and loss expenses.
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
      Ceded reinsurance contracts do not relieve our primary obligation to our policyholders. Consequently, an exposure exists with respect to reinsurance recoverable to the extent that any reinsurer is unable to meet its obligations or disputes the liabilities assumed under the reinsurance contracts. We are selective in regard to our reinsurers, placing reinsurance with only those reinsurers who we believe have strong balance sheets and superior underwriting ability, and we monitor the financial strength of our reinsurers on an ongoing basis. Nevertheless, in recent years, certain of our reinsurers have experienced financial difficulties or exited the reinsurance business. In addition, we may become involved in coverage disputes with our reinsurers. A provision for estimated uncollectible reinsurance is recorded based on periodic evaluations of balances due from reinsurers, the financial condition of the reinsurers, coverage disputes and other relevant factors.
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

      A reconciliation of our beginning and ending loss reserves, net of reinsurance, for the three years ended December 31, 2007 is as follows:

	2007	2006	2005

	(in millions)
Net loss reserves, beginning of year	$19,699	$18,713	$16,809

Net incurred losses and loss expenses related to
Current year	6,996	6,870	7,650
Prior years	(697)	(296)	163

	6,299	6,574	7,813

Net payments for losses and loss expenses related to
Current year	1,809	1,640	1,878
Prior years	3,873	3,948	4,031

	5,682	5,588	5,909

Net loss reserves, end of year	$20,316	$19,699	$18,713

      During 2007, we experienced overall favorable prior year development of $697 million, which represented 3.5% of the net loss reserves as of December 31, 2006. This compares with favorable prior year development of $296 million during 2006, which represented 1.6% of the net loss reserves at December 31, 2005, and unfavorable prior year development of $163 million during 2005, which represented 1.0% of the net loss reserves at December 31, 2004. Such development was reflected in operating results in these respective years.
      The following table presents the overall prior year loss development for the three years ended December 31, 2007 by accident year.

	Calendar Year
	(Favorable) Unfavorable
	Development?

Accident Year	2007	2006	2005

	(in millions)
2006	$(141)
2005	(233)	$(372)
2004	(240)	(276)	$(304)
2003	(148)	(83)	(306)
2002	(71)	5	169
2001	53	99	149
2000	(17)	102	81
1999	(10)	24	99
1998	(26)	19	36
1997 and prior	136	186	239

	$(697)	$(296)	$163

      The net favorable development of $697 million in 2007 was due to various factors. The most significant factors were:

•	We experienced favorable development of about $300 million in the professional liability classes other than fidelity, including about $100 million outside the U.S. A majority of this favorable development was in the 2003 through 2005 accident years. Reported loss activity related to these accident years was less than expected due to a favorable business climate, lower policy limits and better terms and conditions. While these accident years are somewhat immature, we concluded that there was sufficient evidence to modestly decrease the expected loss ratios for these accident years. The fact that our initial estimates for accident years 2003 and subsequent are developing favorably was recognized as one factor among several factors in the determination of loss reserves for the 2007 accident year for these classes. Other factors included the specific aspects of the current claim environment and the recent downward trend in prices.

•	We experienced favorable development of about $180 million in the short tail homeowners and commercial property classes, primarily related to the 2006 and 2005 accident years. This favorable development arose from the lower than expected emergence of actual losses during 2007 relative to expectations used to establish our loss reserves at the end of 2006. The severity of late reported property claims that emerged during 2007 was lower than expected and case development, including salvage recoveries, on previously reported claims was better than expected. Because the incidence of property losses is subject to a considerable element of fortuity, reserve estimates for these classes are based on an analysis of past loss experience on average over a period of years. As a result, the favorable development in 2007 was recognized but had a relatively modest effect on our determination of carried property loss reserves at December 31, 2007.

•	We experienced favorable development of about $135 million in the run-off of our reinsurance assumed business due primarily to better than expected reported loss activity from cedants.

•	We experienced favorable development of about $40 million in the fidelity class and $30 million in the surety class due to lower than expected reported loss emergence, mainly related to more recent accident years. Loss reserve estimates at the end of 2006 in these classes included an expectation of more large late reported losses than actually occurred in 2007. However, since we would still expect such losses to occur in a typical year, factors that resulted in the favorable development in 2007 were given only modest weight in our determination of carried fidelity and surety loss reserves at December 31, 2007.

•	We experienced favorable development of about $30 million in the personal automobile class. Case development during 2007 on previously reported claims was better than expected, reflecting improved case management. Also, the number of late reported claims was less than expected, reflecting a continuation of recent generally favorable frequency trends. Both of these factors were reflected in the determination of the carried loss reserves for this class at December 31, 2007.

•	We experienced adverse development of about $20 million in the commercial liability classes. Adverse development in accident years prior to 1997, mostly the $88 million related to asbestos and toxic waste claims, was largely offset by favorable development in these classes in the more recent accident years. The asbestos and toxic waste loss activity primarily related to specific individual excess liability claims and did not change our overall assessment of recent trends. Therefore, this adverse development had little overall effect on our determination of carried loss reserves for these classes at December 31, 2007.

      The net favorable development of $296 million in 2006 was also due to various factors. The most significant factors were:

•	We experienced favorable development of about $190 million in the short tail homeowners and commercial property classes, primarily related to the 2005 accident year. This favorable development arose from the lower than expected emergence of actual losses during 2006 relative to expectations used to establish our loss reserves at the end of 2005. The severity of late reported property claims that emerged during 2006 was lower than expected and case development, including salvage recoveries, on previously reported claims was better than expected.

•	We experienced favorable loss development of about $70 million in the fidelity class due to lower than expected reported loss emergence, mainly related to more recent accident years.

•	We experienced favorable development of about $65 million in the run-off of our reinsurance assumed business due primarily to better than expected reported loss activity from cedants.

•	We experienced favorable development of about $45 million in the professional liability classes other than fidelity. Favorable development in the 2004 and 2005 accident years more than offset continued unfavorable development in accident years 2000 through 2002. Reported loss activity related to accident years 2004 and 2005 was less than expected due to a favorable business climate, lower policy limits and better terms and conditions. While these accident years are somewhat immature, we concluded that there was sufficient evidence to modestly decrease the expected loss ratios for these accident years. On the other hand, we continued to experience significant reported loss activity related to the 2000 through 2002 accident years, largely from claims related to corporate failures and allegations of management misconduct and accounting irregularities. As a result, we increased the expected loss ratios for these accident years.

•	We experienced favorable development of about $25 million in the personal automobile class. Case development during 2006 on previously reported claims was better than expected, reflecting improved case management. Also, the number of late reported claims was less than expected, reflecting a continuation of recent generally favorable frequency trends.

•	We experienced adverse development of about $100 million in the commercial liability classes, including $24 million related to asbestos and toxic waste claims. The adverse development was primarily due to reported loss activity in accident years prior to 1997 that was worse than expected, primarily related to specific individual excess liability and other liability claims.
      The net unfavorable development of $163 million in 2005 was due to various factors. The most significant were:

•	We experienced adverse development of about $200 million in the professional liability classes other than fidelity. The adverse development resulted from continued significant reported loss activity related to accident years 1998 through 2002, largely from claims related to corporate failures and allegations of management misconduct and accounting irregularities. As a result, we increased the expected loss ratios for these accident years. Offsetting this somewhat, reported loss activity related to accident years 2003 and 2004 was less than expected due to a favorable business climate, lower policy limits and better terms and conditions. While these accident years were somewhat immature, we concluded that there was sufficient evidence to modestly decrease the expected loss ratios for these accident years.

•	We experienced adverse development of about $175 million in the commercial liability classes related to accident years prior to 1996, including $35 million related to asbestos claims. There was significant reported loss activity during 2005 related to these older accident years, primarily in the commercial excess liability class, which caused us to extend the expected loss emergence period.

•	We experienced favorable development of about $160 million in the short tail homeowners and commercial property classes, primarily related to the 2004 accident year. The favorable development arose from the lower than expected emergence of late reported losses during 2005 relative to expectations used to establish our loss reserves at the end of 2004.

•	We experienced favorable loss development of about $60 million in the fidelity class due to lower than expected reported loss emergence, mainly related to more recent accident years.
      In Item 1 of this report, we present an analysis of our consolidated loss reserve development on a calendar year basis for each of the ten years prior to 2007. The variability in reserve development over the ten year period illustrates the uncertainty of the loss reserving process.
      Our U.S. property and casualty subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities. These annual statements include an analysis of loss reserves, referred to as Schedule P, that presents accident year loss development information by line of business for the nine years prior to 2007. It is our intention to post the Schedule P for our combined U.S. property and casualty subsidiaries on our website as soon as it becomes available.

Investment Results
      Property and casualty investment income before taxes increased by 9% in 2007 compared with 2006 and by 11% in 2006 compared with 2005. Growth in both years was due to an increase in invested assets, which reflected substantial cash flow from operations over the period.
      The effective tax rate on our investment income was 19.9% in 2007 compared with 19.8% in 2006 and 19.7% in 2005. While similar in these years, the effective tax rate does fluctuate as a result of our holding a different proportion of our investment portfolio in tax exempt securities during different periods.
      On an after-tax basis, property and casualty investment income increased by 9% in 2007 and 10% in 2006. The after-tax annualized yield on the investment portfolio that supports our property and casualty insurance business was 3.50% in 2007 compared with 3.48% in 2006 and 3.45% in 2005. Management uses property and casualty investment income after-tax, a non-GAAP financial measure, to evaluate its investment performance because it reflects the impact of any change in the proportion of the investment portfolio invested in tax exempt securities and is therefore more meaningful for analysis purposes than investment income before income tax.
Other Income and Charges
      Other income and charges, which include miscellaneous income and expenses of the property and casualty subsidiaries, were not significant in the last three years.
CORPORATE AND OTHER
      Corporate and other comprises investment income earned on corporate invested assets, interest expense and other expenses not allocated to our operating subsidiaries, and the results of our real estate and other non-insurance subsidiaries, including Chubb Financial Solutions (CFS), which provided customized financial products to corporate clients and has been in run-off since April 2003.
      Corporate and other produced a loss before taxes of $149 million in 2007 compared with losses of $89 million and $172 million in 2006 and 2005, respectively. The higher loss in 2007 compared with 2006 was due primarily to higher interest expense as a result of the issuance of $1.8 billion of new debt during the first half of 2007. The higher interest expense was only modestly offset by an increase in investment income as a substantial portion of the proceeds from the issuance of the debt was used to repurchase Chubb’s common stock. The lower loss in 2006 compared with 2005 was primarily due to a significantly smaller loss in our real estate operation and higher investment income. The growth in investment income in 2006 was due to an increase in corporate invested assets, resulting from the issuance of Chubb’s common stock upon the settlement of equity unit warrants and purchase contracts and under stock-based employee compensation plans.
Real Estate
      Real estate operations resulted in a loss before taxes of $6 million in 2007 compared with losses of $3 million in 2006 and $41 million in 2005. The large loss in 2005 was due to the recognition of a significant impairment loss. During 2005, we committed to a plan to sell a parcel of land in New Jersey that we had previously intended to hold and develop. The decision to sell the property was based on our assessment of the current real estate market and our concern about zoning issues. As a result of our decision to sell this property, we reassessed the recoverability of its carrying value. Based on our reassessment, we recognized an impairment loss of $48 million during the year to reduce the carrying value of the property to its estimated fair value.
      Real estate revenues were $41 million in 2007, $202 million in 2006 and $115 million in 2005. The higher revenues in 2006 were due to the sale of one commercial property for approximately $110 million.

      At December 31, 2007, we owned approximately $120 million of land and $25 million of commercial properties and land parcels under lease. Management believes that it has made adequate provisions for impairment of real estate assets.
Chubb Financial Solutions
      CFS’s business was primarily structured credit derivatives, principally as a counterparty in portfolio credit default swap contracts. In April 2003, the Corporation announced its intention to exit CFS’s business. Since that date, CFS has terminated early or run-off nearly all of its contractual obligations within its financial products portfolio.
      The credit derivatives are carried in the financial statements at estimated fair value, which represents management’s best estimate of the cost to exit the positions. Changes in fair value are recognized in income in the period of the change.
      CFS’s results were near breakeven in 2007 and 2006 compared with a loss before taxes of $9 million in 2005. The loss in 2005 related to the termination of a principal and interest guarantee contract.
      CFS’s aggregate exposure, or retained risk, from each of its remaining in-force financial products contracts is referred to as notional amount. Notional amounts are used to calculate the exchange of contractual cash flows and are not necessarily representative of the potential for gain or loss. The notional amounts are not recorded on the balance sheet.
      CFS’s remaining financial products contracts at December 31, 2007 included one credit default swap, a derivative contract linked to an equity market index that terminates in 2012 and a few other insignificant transactions. We estimate that the notional amount under the remaining contracts was about $400 million and the fair value of our future obligations was $7 million at December 31, 2007.
REALIZED INVESTMENT GAINS AND LOSSES
      Net investment gains realized were as follows:

	Years Ended December 31

	2007	2006	2005

	(in millions)
Net realized gains (losses)
Equity securities	$135	$51	$75
Fixed maturities	4	(2)	(35)
Other invested assets	344	209	162
Transfer of reinsurance assumed business	—	—	171
Personal Lines Insurance Brokerage	—	—	16

	483	258	389

Other-than-temporary impairment losses
Equity securities	79	10	1
Fixed maturities	30	3	4

	109	13	5

Realized investment gains before tax	$374	$245	$384

Realized investment gains after tax	$243	$161	$248

      The net realized gains on other invested assets represent the aggregate of distributions to us from the limited partnerships in which we have an interest and changes in our equity in the net assets of the partnerships based on valuations provided to us by the manager of each partnership. As a result of the timing of our receipt of valuation data from the investment managers, these investments are reported on a three month lag.

      In 2005, we transferred our ongoing reinsurance business and certain related assets to Harbor Point Limited. In exchange, we received from Harbor Point $200 million of 6% convertible notes and warrants to purchase common stock of Harbor Point. The notes and warrants represented in the aggregate on a fully diluted basis approximately 16% of the new company. The transaction resulted in a pre-tax gain of $204 million, of which $171 million was recognized as a realized investment gain in 2005. The remaining gain of $33 million was deferred and will be recognized based on the timing of the ultimate disposition of our economic interest in Harbor Point.
      In 2005, we completed the sale of Personal Lines Insurance Brokerage, Inc. Based on the terms of the sale, we recognized a gain of $16 million.
      Decisions to sell equity securities and fixed maturities are governed principally by considerations of investment opportunities and tax consequences. As a result, realized gains and losses on the sale of these investments may vary significantly from period to period. However, such gains and losses generally have little, if any, impact on shareholders’ equity as all of these investments are carried at fair value, with the unrealized appreciation or depreciation reflected in comprehensive income.
      A primary reason for the sale of fixed maturities in each of the last three years has been to improve our after-tax portfolio return without sacrificing quality where market opportunities have existed to do so. In addition, in the fourth quarter of 2005, to reduce our income tax liability, we engaged in a program to sell taxable and tax exempt fixed maturities to generate realized losses to offset a portion of the gain related to the Harbor Point transaction.
      We regularly review those invested assets whose fair value is less than cost to determine if an other-than-temporary decline in value has occurred. In evaluating whether a decline in value of any investment is temporary or other than temporary, we consider various quantitative criteria and qualitative factors including the length of time and the extent to which the fair value has been less than the cost, the financial condition and near term prospects of the issuer, whether the issuer is current on contractually obligated interest and principal payments, our intent and ability to hold the investment for a period of time sufficient to allow us to recover our cost, general market conditions and industry or sector specific factors. If a decline in the fair value of an individual security is deemed to be other than temporary, the difference between cost and estimated fair value is charged to income as a realized investment loss. The fair value of the investment becomes its new cost basis. The decision to recognize a decline in the value of a security carried at fair value as other-than-temporary rather than temporary has no impact on shareholders’ equity.
      During 2007, our investments in several equity securities and one fixed maturity holding were deemed to be other-than-temporarily impaired. We determined that the equity securities were not likely to recover to our cost basis over a near-term period and we were not likely to collect all contractually obligated amounts due us under the terms of the fixed maturity investment.
      Information related to investment securities in an unrealized loss position at December 31, 2007 and 2006 is included in Note (4)(b) of the Notes to Consolidated Financial Statements.
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
Capital Resources
      Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. At December 31, 2007, the Corporation had shareholders’ equity of $14.4 billion and total debt of $3.5 billion.
      In February 2007, Executive Risk Capital Trust (Trust), wholly owned by Chubb Executive Risk Inc., a wholly owned subsidiary of Chubb, redeemed $125 million of its 8.675% capital securities using the funds it received from the repayment of debentures issued by Chubb Executive Risk to the Trust, which constituted the Trust’s sole assets. The redemption price of the capital securities included a make-whole premium of $5 million in the aggregate.
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
      In 2002, Chubb issued $600 million of unsecured 4% senior notes due in 2007 and 24 million mandatorily exercisable warrants to purchase its common stock. The notes and warrants were issued together in the form of 7% equity units, each of which initially represented $25 principal amount of notes and one warrant. In August 2005, the notes were successfully remarketed as required by their terms. The interest rate on the notes was reset to 4.934%, effective August 16, 2005. Each warrant obligated the holder to purchase, on or before November 16, 2005, for a settlement price of $25, a variable number of shares of Chubb’s common stock. The number of shares purchased was determined based on a formula that considered the market price of Chubb’s common stock immediately prior to the time of settlement in relation to the $28.32 per share sale price of the common stock at the time the equity units were offered. Upon settlement of the warrants in November 2005, Chubb issued 17,366,234 shares of common stock and received proceeds of $600 million. In November 2007, the $600 million of notes were paid when due.
      In December 2007, $75 million of 7 1/8% notes issued by Chubb Executive Risk were paid when due.

      In 2003, Chubb issued $460 million of unsecured 2.25% senior notes due in 2008 and 18.4 million purchase contracts to purchase its common stock. The notes and purchase contracts were issued together in the form of 7% equity units, each of which initially represented $25 principal amount of notes and one purchase contract. In May 2006, the notes were successfully remarketed as required by their terms. The interest rate on the notes was reset to 5.472% from 2.25%, effective May 16, 2006. The remarketed notes mature on August 16, 2008. Each purchase contract obligated the holder to purchase, on or before August 16, 2006, for a settlement price of $25, a variable number of shares of Chubb’s common stock. The number of shares purchased was determined based on a formula that considered the market price of Chubb’s common stock immediately prior to the time of settlement in relation to the $29.75 per share sale price of the common stock at the time the equity units were offered. Upon settlement of the purchase contracts in August 2006, Chubb issued 12,883,527 shares of common stock and received proceeds of $460 million.
      Chubb also has outstanding $225 million of 3.95% notes due in April 2008 as well as $400 million of 6% notes due in 2011, $275 million of 5.2% notes due in 2013, $100 million of 6.6% debentures due in 2018 and $200 million of 6.8% debentures due in 2031, all of which are unsecured.
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
      In December 2005, the Board of Directors authorized the repurchase of up to 28,000,000 shares of Chubb’s common stock. In December 2006, the Board of Directors authorized the repurchase of up to an additional 20,000,000 shares of common stock. In March 2007, the Board of Directors authorized an increase of 20,000,000 shares to the December 2006 authorization. In December 2007, the Board of Directors authorized the repurchase of up to an additional 28,000,000 shares of common stock.
      In 2005, we repurchased 2,787,800 shares of Chubb’s common stock in open market transactions at a cost of $135 million. In January 2006, we repurchased 5,100,000 shares under an accelerated stock buyback program at an initial price of $48.91 per share, for a total cost of $249 million. The program was completed in March 2006, at which time, under the terms of the agreement, we received a price adjustment based on the volume weighted average price of Chubb’s common stock during the program period. The price adjustment could be settled, at our election, in Chubb’s common stock or cash. We elected to have the counterparty deliver 125,562 additional shares in settlement of the price adjustment. During the remainder of 2006, we repurchased 20,140,700 shares in the open market. In the aggregate, in 2006, we repurchased 25,366,262 shares of Chubb’s common stock at a cost of $1,257 million. In 2007, we repurchased 41,733,268 shares of Chubb’s common stock in open market transactions at a cost of $2,184 million. As of December 31, 2007, 26,112,670 shares remained under the December 2007 share repurchase authorization, which has no expiration date. Based on our outlook for 2008, we expect to repurchase all of the shares remaining under the December 2007 authorization by the end of 2008, subject to market conditions.
Ratings
      Chubb and its insurance subsidiaries are rated by major rating agencies. These ratings reflect the rating agency’s opinion of our financial strength, operating performance, strategic position and ability to meet our obligations to policyholders.

      Credit ratings assess a company’s ability to make timely payments of interest and principal on its debt. The following table summarizes the Corporation’s credit ratings from the major independent rating organizations as of February 26, 2008.

	A.M. Best	Standard & Poor’s	Moody’s	Fitch

Senior unsecured debt	aa-	A	A2	A+
Junior subordinated capital securities	a	BBB+	A3	A
Commercial paper	AMB-1+	A-1	P-1	F-1
      Financial strength ratings assess an insurer’s ability to meet its financial obligations to policyholders. The following table summarizes our property and casualty subsidiaries’ financial strength ratings from the major independent rating organizations as of February 26, 2008.

	A.M. Best	Standard & Poor’s	Moody’s	Fitch

Financial strength	A++	AA	Aa2	AA
      Ratings are an important factor in establishing our competitive position in the insurance markets. There can be no assurance that our ratings will continue for any given period of time or that they will not be changed.
      It is possible that one or more of the rating agencies may raise or lower our existing ratings in the future. If our credit ratings were downgraded, we might incur higher borrowing costs and might have more limited means to access capital. A downgrade in our financial strength ratings could adversely affect the competitive position of our insurance operations, including a possible reduction in demand for our products in certain markets.
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
      Our strong underwriting results continued to generate substantial new cash in 2007. New cash from operations available for investment by the property and casualty subsidiaries was approximately $1.6 billion in 2007 compared with $2.7 billion in 2006 and $3.4 billion in 2005. New cash available was lower in 2007 than in 2006 due to a $900 million increase in dividends paid by the property and casualty subsidiaries to Chubb and, to a lesser extent, higher income tax payments. New cash available was lower in 2006 than in 2005 due primarily to substantially higher income tax payments and lower premium receipts.

      Our property and casualty subsidiaries maintain substantial investments in highly liquid, short-term marketable securities. Accordingly, we do not anticipate selling long-term fixed maturity investments to meet any liquidity needs.
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
      As a holding company, Chubb’s ability to continue to pay dividends to shareholders and to satisfy its debt obligations relies on the availability of liquid assets, which is dependent in large part on the dividend paying ability of its property and casualty subsidiaries. Our property and casualty subsidiaries are subject to laws and regulations in the jurisdictions in which they operate that restrict the amount of dividends they may pay without the prior approval of regulatory authorities. The restrictions are generally based on net income and on certain levels of policyholders’ surplus as determined in accordance with statutory accounting practices. Dividends in excess of such thresholds are considered “extraordinary” and require prior regulatory approval. During 2007, 2006 and 2005, these subsidiaries paid to Chubb cash dividends of $1,550 million, $650 million and $520 million, respectively. In 2005, these subsidiaries also paid a dividend of $97 million in other assets. The maximum dividend distribution that may be made by the property and casualty subsidiaries to Chubb during 2008 without prior approval is approximately $2.4 billion.
      Chubb has a revolving credit agreement with a group of banks that provides for up to $500 million of unsecured borrowings. There have been no borrowings under this agreement. Various interest rate options are available to Chubb, all of which are based on market interest rates. The agreement contains customary restrictive covenants including a covenant to maintain a minimum consolidated shareholders’ equity, as adjusted. At December 31, 2007, Chubb was in compliance with all such covenants. The revolving credit facility is available for general corporate purposes and to support our commercial paper borrowing arrangement. The facility had a termination date of June 22, 2010. In October 2007, the agreement was amended to extend the termination date to October 19, 2012. The terms of the amended agreement allow Chubb to elect in 2008 and again in 2009 to extend the termination date of the agreement by an additional year. On the termination date of the agreement, any borrowings then outstanding become payable.
Contractual Obligations and Off-Balance Sheet Arrangements
      The following table provides our future payments due by period under contractual obligations as of December 31, 2007, aggregated by type of obligation.

		2009	2011
		and	and	There-
	2008	2010	2012	after	Total

	(in millions)
Principal due under long term debt	$685	$—	$400	$2,375	$3,460
Interest payments on long term debt(a)	190	341	317	3,144	3,992
Future minimum rental payments under operating leases	89	146	114	181	530

	964	487	831	5,700	7,982
Loss and loss expense reserves(b)	4,977	7,013	4,072	6,561	22,623

Total	$5,941	$7,500	$4,903	$12,261	$30,605

(a)	Junior subordinated capital securities of $1 billion bear interest at a fixed rate of 6.375% through April 14, 2017 and at a rate equal to the three-month LIBOR rate plus 2.25% thereafter. For purposes of the above table, interest after April 14, 2017 was calculated using the three-month

LIBOR rate as of December 31, 2007. The table includes future interest payments through the scheduled maturity date, April 15, 2037. Interest payments for the period from the scheduled maturity date through the final maturity date, March 29, 2067, would increase the contractual obligation by $2.1 billion. It is our expectation that the capital securities will be redeemed at the end of the fixed interest rate period.

(b)	There is typically no stated contractual commitment associated with property and casualty insurance loss reserves. The obligation to pay a claim arises only when a covered loss event occurs and a settlement is reached. The vast majority of our loss reserves relate to claims for which settlements have not yet been reached. Our loss reserves therefore represent estimates of future payments. These estimates are dependent on the outcome of claim settlements that will occur over many years. Accordingly, the payment of the loss reserves is not fixed as to either amount or timing. The estimate of the timing of future payments is based on our historical loss payment patterns. The ultimate amount and timing of loss payments will likely differ from our estimate and the differences could be material. We expect that these loss payments will be funded, in large part, by future cash receipts from operations.
      The above table excludes certain commitments totaling $1.3 billion at December 31, 2007 to fund limited partnership investments. These capital commitments can be called by the partnerships from time to time during the commitment period (generally five years or less), if and when needed by the partnerships to fund working capital needs or the purchase of new investments. It is uncertain whether and, if so, when we will be required to fund these commitments. There is no predetermined payment schedule.
      The Corporation does not have any off-balance sheet arrangements that are reasonably likely to have a material effect on the Corporation’s financial condition, results of operations, liquidity or capital resources, other than as disclosed in Note (15) of the Notes to Consolidated Financial Statements.
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
      Our investment portfolio is primarily comprised of high quality bonds, principally tax exempt, U.S. Treasury and government agency, mortgage-backed securities and corporate issues as well as foreign government and corporate bonds that support our international operations. The portfolio also includes equity securities, primarily publicly traded common stocks, and other invested assets, primarily private equity limited partnerships, all of which are held with the primary objective of capital appreciation.
      Limited partnership investments by their nature are less liquid and involve more risk than other investments. We actively manage our risk through type of asset class and domestic and international diversification. At December 31, 2007, we had investments in about 80 separate partnerships. We review the performance of these investments on a quarterly basis and we obtain audited financial statements annually.
      In our U.S. operations, during 2007, we invested new cash in tax exempt bonds and, to a lesser extent, taxable bonds, equity securities and limited partnerships. The taxable bonds we invested in were corporate bonds and mortgage-backed securities while we reduced our holdings of U.S. Treasury securities. In 2006, we invested new cash in tax-exempt bonds and, to a lesser extent, equity securities and limited partnerships, whereas we decreased our holdings of taxable bonds, principally U.S. Treasury securities. In 2005, we invested new cash primarily in tax-exempt bonds and taxable bonds. The taxable bonds we invested in were mortgage-backed securities and, to a lesser extent, corporate bonds. Our objective is to achieve the appropriate mix of taxable and tax exempt securities in our portfolio to balance both investment and tax strategies. At December 31, 2007, 66% of our U.S. fixed maturity portfolio was invested in tax exempt bonds compared with 65% at December 31, 2006 and 60% at December 31, 2005.
      We classify those fixed maturity securities that may be sold prior to maturity to support our investment strategies, such as in response to changes in interest rates and the yield curve or to maximize after-tax returns, as available-for-sale. We classify those fixed maturities that we have the ability and intent to hold to maturity as held-to-maturity. Fixed maturities classified as available-for-sale are carried at market value while fixed maturities classified as held-to-maturity are carried at amortized cost. Only about 1% of the fixed maturity portfolio was classified as held-to-maturity at December 31, 2006 and 2005. During the fourth quarter of 2007, we transferred our remaining held-to-maturity securities to available-for-sale.
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
      The unrealized appreciation before tax of investments carried at market value, which consists of fixed maturities classified as available-for-sale and equity securities, was $810 million, $603 million and $478 million at December 31, 2007, 2006 and 2005, respectively. Such unrealized appreciation is reflected in comprehensive income, net of applicable deferred income tax.
      Changes in unrealized market appreciation or depreciation of fixed maturities were due primarily to fluctuations in interest rates.
CHANGE IN ACCOUNTING PRINCIPLES
      Effective December 31, 2006, we adopted Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in the funded status as a component of comprehensive income in the year in which the changes occur. Retrospective application is not permitted.
      SFAS No. 158 required that any gains or losses and prior service cost that had not yet been included in net benefit costs at the end of the year in which the Statement was adopted be recognized as an adjustment of the ending balance of accumulated other comprehensive income, net of tax. The adoption of SFAS No. 158 reduced shareholders’ equity at December 31, 2006 by $281 million. Adoption of the Statement did not have any effect on the Corporation’s net income in 2006 and 2007 and will not in future years. The adoption of SFAS No. 158 is discussed further in Note (2)(a) of the Notes to Consolidated Financial Statements.

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
Investment Portfolio
      Interest rate risk is the price sensitivity of a security that promises a fixed return to changes in interest rates. When market interest rates rise, the market value of our fixed income securities decreases. We view the potential changes in price of our fixed income investments within the overall context of asset and liability management. Our actuaries estimate the payout pattern of our liabilities, primarily our property and casualty loss reserves, to determine their duration, which is the present value of the weighted average payments expressed in years. We set duration targets for our fixed income investment portfolios after consideration of the estimated duration of these liabilities and other factors, which we believe mitigates the overall effect of interest rate risk for the Corporation.
      The following table provides information about our fixed maturity investments, which are sensitive to changes in interest rates. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates at December 31, 2007 and 2006. The cash flows are based on the earlier of the call date or the maturity date or, for mortgage-backed securities, expected payment patterns. Actual cash flows could differ from the expected amounts.

	At December 31, 2007

							Total

								Estimated
						There-	Amortized	Market
	2008	2009	2010	2011	2012	after	Cost	Value

	(in millions)
Tax exempt	$1,179	$891	$1,047	$1,421	$1,766	$11,904	$18,208	$18,559
Average interest rate	5.2%	5.1%	4.7%	4.3%	4.1%	4.1%
Taxable — other than mortgage- backed securities	808	1,125	1,388	1,196	1,494	4,494	10,505	10,562
Average interest rate	5.6%	4.8%	4.8%	5.0%	5.2%	5.1%
Mortgage-backed securities	623	580	556	529	694	1,779	4,761	4,750
Average interest rate	5.0%	4.7%	4.7%	4.8%	5.0%	5.3%

Total	$2,610	$2,596	$2,991	$3,146	$3,954	$18,177	$33,474	$33,871

	At December 31, 2006

							Total

								Estimated
						There-	Amortized	Market
	2007	2008	2009	2010	2011	after	Cost	Value

	(in millions)
Tax exempt	$915	$868	$1,007	$1,094	$1,492	$12,073	$17,449	$17,755
Average interest rate	5.3%	5.2%	5.0%	4.7%	4.3%	4.1%
Taxable — other than mortgage- backed securities	757	1,151	1,834	1,278	1,053	3,831	9,904	9,879
Average interest rate	5.6%	4.8%	4.5%	4.8%	5.1%	5.0%
Mortgage-backed securities	473	675	583	550	523	1,602	4,406	4,339
Average interest rate	4.5%	5.2%	4.7%	4.7%	4.8%	5.1%

Total	$2,145	$2,694	$3,424	$2,922	$3,068	$17,506	$31,759	$31,973

      Credit risk is the potential loss resulting from adverse changes in the issuer’s ability to repay the debt obligation. We have consistently invested in high quality marketable securities. Only about 1% of our bond portfolio is below investment grade. Our investment portfolio does not have any direct exposure to either sub-prime mortgages or collateralized debt obligations. Our tax exempt bonds mature on average in nine years, while our taxable bonds have an average maturity of five years.

      About 95% of our tax exempt bonds are rated AA or better by Moody’s or Standard and Poor’s with about 70% rated AAA. About 57% of the tax exempt bonds are uninsured and have an average credit rating of AA+. The remaining 43% are insured and are therefore rated AAA. Ongoing credit market related events have weakened the monoline bond insurers and raised concerns about the value of the credit insurance. The insured tax exempt bonds in our portfolio have been selected based on the quality of the underlying credit and not the value of the credit insurance enhancement. It is management’s belief that even if the insurance provided by the monoline insurers ceased to exist, the aggregate mark-to-market impact on our tax exempt portfolio would not be material.
      About 75% of the taxable bonds, other than mortgage-backed securities, in our portfolio are issued by the U.S. Treasury or U.S. government agencies or by foreign governments or are rated AA or better.
      Mortgage-backed securities comprised 31% of our taxable bond portfolio at year-end 2007. About 98% of the mortgage-backed securities are rated AAA and the remaining 2% are all investment grade. Of the AAA rated securities, about 60% related to residential mortgages consisting of government agency pass-through securities, government agency collateralized mortgage obligations (CMOs) and AAA rated non-agency CMOs backed by government agency collateral or single family home mortgages. The majority of the CMOs are actively traded in liquid markets and market value information is readily available from broker/dealers. The other 40% of the AAA rated securities are call protected, commercial mortgage-backed securities.
      Prepayment risk refers to the changes in prepayment patterns related to decreases and increases in interest rates that can either shorten or lengthen the expected timing of the principal repayments and thus the average life of a security, potentially reducing or increasing its effective yield. Such risk exists primarily within our portfolio of residential mortgage-backed securities. We monitor such risk regularly.
      Foreign currency risk is the sensitivity to foreign exchange rate fluctuations of the market value and investment income related to foreign currency denominated financial instruments. The functional currency of our foreign operations is generally the currency of the local operating environment since business is primarily transacted in such local currency. We seek to mitigate the risks relating to currency fluctuations by generally maintaining investments in those foreign currencies in which our property and casualty subsidiaries have loss reserves and other liabilities, thereby limiting exchange rate risk to the net assets denominated in foreign currencies.
      At December 31, 2007, the property and casualty subsidiaries held foreign currency denominated investments of $6.8 billion supporting their international operations. The principal currencies creating foreign exchange rate risk for the property and casualty subsidiaries are the Canadian dollar, the euro and the British pound sterling. The following table provides information about those fixed maturity investments that are denominated in these currencies. The table presents cash flows of principal amounts in U.S. dollar equivalents by expected maturity dates at December 31, 2007. Actual cash flows could differ from the expected amounts.

	At December 31, 2007

							Total

								Estimated
						There-	Amortized	Market
	2008	2009	2010	2011	2012	after	Cost	Value

	(in millions)
Canadian dollar	$163	$227	$246	$261	$231	$718	$1,846	$1,873
Euro	98	161	174	215	144	842	1,634	1,611
British pound sterling	129	114	274	117	191	673	1,498	1,502

      Equity price risk is the potential loss in market value of our equity securities resulting from adverse changes in stock prices. In general, equities have more year-to-year price variability than intermediate term high grade bonds. However, returns over longer time frames have been consistently higher. Our publicly traded equity securities are high quality, diversified across industries and readily marketable. A hypothetical decrease of 10% in the market price of each of the equity securities held at December 31, 2007 and 2006 would have resulted in a decrease of $232 million and $196 million, respectively, in the fair value of the equity securities portfolio.
      All of the above risks are monitored on an ongoing basis. A combination of in-house systems and proprietary models and externally licensed software are used to analyze individual securities as well as each portfolio. These tools provide the portfolio managers with information to assist them in the evaluation of the market risks of the portfolio.
Debt
      We also have interest rate risk on our debt obligations. The following table presents expected cash flow of principal amounts and related weighted average interest rates by maturity date of our long term debt obligations at December 31, 2007.

	At December 31, 2007

								Estimated
						There-		Market
	2008	2009	2010	2011	2012	after	Total	Value

	(in millions)
Expected cash flows of principal amounts	$685	$—	$—	$400	$—	$2,375	$3,460	$3,427
Average interest rate	5.0%	—	—	6.0%	—	6.2%
Item 8.  Consolidated Financial Statements and Supplementary Data
      Consolidated financial statements of the Corporation at December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007 and the report thereon of our independent registered public accounting firm, and the Corporation’s unaudited quarterly financial data for the two-year period ended December 31, 2007 are listed in Item 15(a) of this report.
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.
Item 9A.  Controls and Procedures
      As of December 31, 2007, an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) was performed under the supervision and with the participation of the Corporation’s management, including Chubb’s chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2007.
      During the three month period ended December 31, 2007, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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
      Management conducted an assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2007, the Corporation’s internal control over financial reporting is effective.
      The Corporation’s internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Corporation’s consolidated financial statements. Their attestation report on the Corporation’s internal control over financial reporting is shown on page 66.
Item 9B.  Other Information
      None.

Report of Independent Registered Public Accounting Firm
Ernst & Young LLP
5 Times Square
New York, New York 10036
The Board of Directors and Shareholders
The Chubb Corporation
      We have audited The Chubb Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Chubb Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
      In our opinion, The Chubb Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Chubb Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, cash flows and comprehensive income for each of the three years in the period ended December 31, 2007, and our report dated February 26, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
February 26, 2008

PART III.
Item 10.  Directors and Executive Officers of the Registrant
      Information regarding Chubb’s directors is incorporated by reference from Chubb’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders under the caption “Our Board of Directors.” Information regarding Chubb’s executive officers is included in Part I of this report under the caption “Executive Officers of the Registrant.” Information regarding Section 16 reporting compliance of Chubb’s directors, executive officers and 10% beneficial owners is incorporated by reference from Chubb’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Information regarding Chubb’s Code of Ethics for CEO and Senior Financial Officers is included in Item 1 of this report under the caption “Business — General.” Information regarding the Audit Committee of Chubb’s Board of Directors and its Audit Committee financial experts is incorporated by reference from Chubb’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders under the captions “Corporate Governance — Audit Committee” and “Committee Assignments.”
Item 11.  Executive Compensation
      Incorporated by reference from Chubb’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders, under the captions “Corporate Governance — Directors’ Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      Incorporated by reference from Chubb’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”
Item 13.  Certain Relationships and Related Transactions
      Incorporated by reference from Chubb’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders, under the caption “Certain Transactions and Other Matters.”
Item 14.  Principal Accountant Fees and Services
      Incorporated by reference from Chubb’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders, under the caption “Proposal 2: Ratification of Appointment of Independent Auditor.”
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
February 21, 2008

By	/s/ John D. Finnegan

(John D. Finnegan Chairman, President and
Chief Executive Officer)
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John D. Finnegan (John D. Finnegan)	Chairman, President, Chief Executive Officer and Director	February 21, 2008

/s/ Zoë Baird (Zoë Baird)	Director	February 21, 2008

/s/ Sheila P. Burke (Sheila P. Burke)	Director	February 21, 2008

/s/ James I. Cash, Jr. (James I. Cash, Jr.)	Director	February 21, 2008

/s/ Joel J. Cohen (Joel J. Cohen)	Director	February 21, 2008

/s/ Klaus J. Mangold (Klaus J. Mangold)	Director	February 21, 2008

/s/ Martin G. McGuinn (Martin G. McGuinn)	Director	February 21, 2008

Signature	Title	Date

/s/ David G. Scholey (David G. Scholey)	Director	February 21, 2008

/s/ Lawrence M. Small (Lawrence M. Small)	Director	February 21, 2008

/s/ Jess Søderberg (Jess Søderberg)	Director	February 21, 2008

/s/ Daniel E. Somers (Daniel E. Somers)	Director	February 21, 2008

/s/ Karen Hastie Williams (Karen Hastie Williams)	Director	February 21, 2008

/s/ Alfred W. Zollar (Alfred W. Zollar)	Director	February 21, 2008

/s/ Michael O’Reilly (Michael O’Reilly)	Vice Chairman and Chief Financial Officer	February 21, 2008

/s/ Henry B. Schram (Henry B. Schram)	Senior Vice President and Chief Accounting Officer	February 21, 2008

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ERNST & YOUNG LLP
5 Times Square
New York, New York 10036
The Board of Directors and Shareholders
The Chubb Corporation
      We have audited the accompanying consolidated balance sheets of The Chubb Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, cash flows and comprehensive income for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Chubb Corporation at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Chubb Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
February 26, 2008

THE CHUBB CORPORATION
Consolidated Statements of Income

	In Millions,
	Except For Per Share Amounts
	Years Ended December 31
	2007	2006	2005

Revenues
Premiums Earned	$11,946	$11,958	$12,176
Investment Income	1,738	1,580	1,408
Other Revenues	49	220	115
Realized Investment Gains	374	245	384

TOTAL REVENUES	14,107	14,003	14,083

Losses and Expenses
Losses and Loss Expenses	6,299	6,574	7,813
Amortization of Deferred Policy Acquisition Costs	3,092	2,919	2,931
Other Insurance Operating Costs and Expenses	444	550	512
Investment Expenses	35	34	29
Other Expenses	48	207	161
Corporate Expenses	252	194	190

TOTAL LOSSES AND EXPENSES	10,170	10,478	11,636

INCOME BEFORE FEDERAL AND FOREIGN INCOME TAX	3,937	3,525	2,447

Federal and Foreign Income Tax	1,130	997	621

NET INCOME	$2,807	$2,528	$1,826

Net Income Per Share
Basic	$7.13	$6.13	$4.61
Diluted	7.01	5.98	4.47
See accompanying notes.

THE CHUBB CORPORATION
Consolidated Balance Sheets

	In Millions
	December 31
	2007	2006

Assets
Invested Assets
Short Term Investments	$1,839	$2,254
Fixed Maturities
Held-to-Maturity — Tax Exempt (market $142 in 2006)	—	135
Available-for-Sale
Tax Exempt (cost $18,208 and $17,314)	18,559	17,613
Taxable (cost $15,266 and $14,310)	15,312	14,218
Equity Securities (cost $1,907 and $1,561)	2,320	1,957
Other Invested Assets	2,051	1,516

TOTAL INVESTED ASSETS	40,081	37,693

Cash	49	38
Securities Lending Collateral	1,247	2,620
Accrued Investment Income	440	411
Premiums Receivable	2,227	2,314
Reinsurance Recoverable on Unpaid Losses and Loss Expenses	2,307	2,594
Prepaid Reinsurance Premiums	392	354
Deferred Policy Acquisition Costs	1,556	1,480
Deferred Income Tax	442	591
Goodwill	467	467
Other Assets	1,366	1,715

TOTAL ASSETS	$50,574	$50,277

Liabilities
Unpaid Losses and Loss Expenses	$22,623	$22,293
Unearned Premiums	6,599	6,546
Securities Lending Payable	1,247	2,620
Long Term Debt	3,460	2,466
Dividend Payable to Shareholders	110	104
Accrued Expenses and Other Liabilities	2,090	2,385

TOTAL LIABILITIES	36,129	36,414

Commitments and Contingent Liabilities (Note 9 and 15)

Shareholders’ Equity
Preferred Stock — Authorized 8,000,000 Shares; $1 Par Value; Issued — None	—	—
Common Stock — Authorized 1,200,000,000 Shares; $1 Par Value; Issued 374,649,923 and 411,276,940 Shares	375	411
Paid-In Surplus	346	1,539
Retained Earnings	13,280	11,711
Accumulated Other Comprehensive Income	444	202

TOTAL SHAREHOLDERS’ EQUITY	14,445	13,863

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$50,574	$50,277

See accompanying notes.

THE CHUBB CORPORATION
Consolidated Statements of Shareholders’ Equity

	In Millions
	Years Ended December 31
	2007	2006	2005

Preferred Stock
Balance, Beginning and End of Year	$—	$—	$—

Common Stock
Balance, Beginning of Year	411	210	196
Two-for-One Stock Split	—	210	—
Treasury Shares Cancelled	—	(7)	—
Repurchase of Shares	(42)	(21)	—
Shares Issued Upon Settlement of Equity Unit Purchase Contracts and Warrants	—	13	9
Shares Issued Under Stock-Based Employee Compensation Plans	6	6	5

Balance, End of Year	375	411	210

Paid-In Surplus
Balance, Beginning of Year	1,539	2,364	1,319
Two-for-One Stock Split	—	(210)	—
Treasury Shares Cancelled	—	(377)	—
Repurchase of Shares	(1,361)	(987)	—
Shares Issued Upon Settlement of Equity Unit Purchase Contracts and Warrants	—	447	591
Changes Related to Stock-Based Employee Compensation (includes tax benefit of $16, $46, and $84)	168	302	454

Balance, End of Year	346	1,539	2,364

Retained Earnings
Balance, Beginning of Year	11,711	9,600	8,119
Net Income	2,807	2,528	1,826
Dividends Declared (per share $1.16, $1.00 and $.86)	(457)	(417)	(345)
Repurchase of Shares	(781)	—	—

Balance, End of Year	13,280	11,711	9,600

Accumulated Other Comprehensive Income
Unrealized Appreciation of Investments
Balance, Beginning of Year	392	311	624
Change During Year, Net of Tax	134	81	(313)

Balance, End of Year	526	392	311

Foreign Currency Translation Gains
Balance, Beginning of Year	91	57	79
Change During Year, Net of Tax	125	34	(22)

Balance, End of Year	216	91	57

Postretirement Benefit Costs Not Yet Recognized in Net Income
Balance, Beginning of Year	(281)	—	—
Change During Year, Net of Tax	(17)	—	—
Adjustment to Recognize Funded Status at December 31, 2006, Net of Tax	—	(281)	—

Balance, End of Year	(298)	(281)	—

Accumulated Other Comprehensive Income, End of Year	444	202	368

Treasury Stock, at Cost
Balance, Beginning of Year	—	(135)	(211)
Repurchase of Shares	—	(249)	(135)
Cancellation of Shares	—	384	—
Shares Issued Under Stock-Based Employee Compensation Plans	—	—	211

Balance, End of Year	—	—	(135)

TOTAL SHAREHOLDERS’ EQUITY	$14,445	$13,863	$12,407

See accompanying notes.

         THE CHUBB CORPORATION
            Consolidated Statements of Cash Flows

	In Millions
	Years Ended December 31
	2007	2006	2005

Cash Flows from Operating Activities
Net Income	$2,807	$2,528	$1,826
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Increase in Unpaid Losses and Loss Expenses, Net	617	986	1,904
Increase (Decrease) in Unearned Premiums, Net	(74)	16	107
Decrease (Increase) in Reinsurance Recoverable on Paid Losses	258	(225)	(51)
Amortization of Premiums and Discounts on Fixed Maturities	233	233	217
Depreciation	69	81	91
Realized Investment Gains	(374)	(245)	(384)
Other, Net	(345)	(32)	46

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,191	3,342	3,756

Cash Flows from Investing Activities
Proceeds from Fixed Maturities
Sales	4,616	3,623	7,481
Maturities, Calls and Redemptions	1,790	1,579	1,683
Proceeds from Sales of Equity Securities	360	186	330
Purchases of Fixed Maturities	(7,909)	(6,758)	(12,206)
Purchases of Equity Securities	(650)	(377)	(428)
Investments in Other Invested Assets, Net	(164)	(264)	(66)
Decrease (Increase) in Short Term Investments, Net	455	(355)	(591)
Increase (Decrease) in Net Payable from Security Transactions not Settled	(106)	50	(111)
Purchases of Property and Equipment, Net	(53)	(53)	(40)
Other, Net	12	—	97

NET CASH USED IN INVESTING ACTIVITIES	(1,649)	(2,369)	(3,851)

Cash Flows from Financing Activities
Proceeds from Issuance of Long Term Debt	1,800	—	—
Repayment of Long Term Debt	(800)	—	(301)
Decrease in Funds Held Under Deposit Contracts	(8)	(29)	(276)
Proceeds from Common Stock Issued Upon Settlement of Equity Unit Purchase Contracts and Warrants	—	460	600
Proceeds from Issuance of Common Stock Under Stock-Based Employee Compensation Plans	130	229	531
Repurchase of Shares	(2,185)	(1,228)	(135)
Dividends Paid to Shareholders	(451)	(403)	(330)
Other, Net	(17)	—	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,531)	(971)	89

Net Increase (Decrease) in Cash	11	2	(6)
Cash at Beginning of Year	38	36	42

CASH AT END OF YEAR	$49	$38	$36

            See accompanying notes.

         THE CHUBB CORPORATION
            Consolidated Statements of Comprehensive Income

	In Millions
	Years Ended December 31
	2007	2006	2005

Net Income	$2,807	$2,528	$1,826

Other Comprehensive Income (Loss), Net of Tax
Change in Unrealized Appreciation of Investments	134	81	(313)
Foreign Currency Translation Gains (Losses)	125	34	(22)
Change in Postretirement Benefit Costs Not Yet Recognized in Net Income	(17)	—	—

	242	115	(335)

COMPREHENSIVE INCOME	$3,049	$2,643	$1,491

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
   Certain amounts in the consolidated financial statements for prior years have been reclassified to conform with the 2007 presentation.
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
   Other invested assets, which include private equity limited partnerships, are carried at the Corporation’s equity in the net assets of the partnerships based on valuations provided by the manager of each partnership. As a result of the timing of the receipt of valuation data from the investment managers, these investments are reported on a three month lag. Changes in the Corporation’s equity in the net assets of the partnerships are included in income as realized investment gains or losses.
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
   The Corporation engages in a securities lending program from which it generates investment income from the lending of certain of its invested assets to other institutions for short periods of time. The Corporation maintains effective control over securities loaned and therefore continues to report such securities as invested assets. The market value of the loaned securities was $1,510 million and $2,857 million at December 31, 2007 and 2006, respectively. Of these amounts, $1,274 million and $2,499 million, respectively, comprised available-for-sale fixed maturities and the balance comprised equity securities.
   The Corporation’s policy is to require initial collateral equal to at least 102% of the market value of the loaned securities. In those instances where cash collateral is obtained from the borrower, the collateral is invested by a lending agent in accordance with the Corporation’s guidelines. The cash collateral is recognized as an asset with a corresponding liability for the obligation to return the collateral. In instances where non-cash collateral is obtained from the borrower, the Corporation does not recognize the receipt of the collateral held by the lending agent or the obligation to return the collateral as there exists no right to sell or repledge the collateral. The market value of the non-cash collateral held was $325 million and $346 million at December 31, 2007 and 2006, respectively. The Corporation retains a portion of the income earned from the cash collateral or receives a fee from the borrower. Under the terms of the securities lending program, the lending agent indemnifies the Corporation against borrower defaults.

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
   Reinsurance recoverable on unpaid losses and loss expenses represents an estimate of the portion of gross loss reserves that will be recovered from reinsurers. Amounts recoverable from reinsurers are estimated using assumptions that are consistent with those used in estimating the gross losses associated with the reinsured policies. A provision for estimated uncollectible reinsurance is recorded based on periodic evaluations of balances due from reinsurers, the financial condition of the reinsurers, coverage disputes and other relevant factors.
(e) Financial Products
   Credit derivatives are carried at estimated fair value as of the balance sheet date. Changes in fair value are recognized in income in the period of the change and are included in other revenues.
   Assets and liabilities related to the credit derivatives are included in other assets and other liabilities.
(f) Goodwill
   Goodwill represents the excess of the cost of an acquired entity over the fair value of net assets acquired. Goodwill is tested for impairment at least annually.
(g) Property and Equipment
   Property and equipment used in operations, including certain costs incurred to develop or obtain computer software for internal use, are capitalized and carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.
(h) Real Estate
   Real estate properties are carried at cost less accumulated depreciation and any writedowns for impairment. Real estate properties are reviewed for impairment whenever events or circumstances indicate that the carrying value of such properties may not be recoverable. Measurement of such impairment is based on the fair value of the property.
(i) Income Taxes
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
(j) Stock-Based Employee Compensation
   The fair value method of accounting is used for stock-based employee compensation plans. Under the fair value method, compensation cost is measured based on the fair value of the award at the grant date and recognized over the requisite service period.

(k) Foreign Exchange
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

(l)	Cash Flow Information
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

(m)	Accounting Pronouncements Not Yet Adopted
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

(2)	Adoption of New Accounting Pronouncements
   (a) Effective December 31, 2006, the Corporation adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in the funded status as a component of other comprehensive income in the years in which the changes occur. Retrospective application was not permitted.
   SFAS No. 158 requires that any gains or losses and prior service cost that had not yet been included in net benefit costs as of the end of the year in which the Statement was adopted be recognized as an adjustment of the ending balance of accumulated other comprehensive income, net of tax. The effect on the Corporation’s balance sheet at December 31, 2006 was an increase in other liabilities of $432 million, an increase in deferred income tax assets of $151 million and a decrease in accumulated other comprehensive income, a component of shareholders’ equity, of $281 million. Adoption of the Statement did not have any effect on the Corporation’s results of operations in 2006 and 2007 and will not in future years.
   (b) Effective January 1, 2007, the Corporation adopted FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The adoption of FIN 48 did not have a significant effect on the Corporation’s financial position or results of operations.

(3)	Transfer of Ongoing Reinsurance Assumed Business
   In December 2005, the Corporation completed a transaction involving a new Bermuda-based reinsurance company, Harbor Point Limited.
   As part of the transaction, the Corporation transferred its ongoing reinsurance assumed business and certain related assets, including renewal rights, to Harbor Point. In exchange, the Corporation received from Harbor Point $200 million of 6% convertible notes and warrants to purchase common stock of Harbor Point. The notes and warrants represented in the aggregate on a fully diluted basis approximately 16% of the new company.
   Harbor Point generally did not assume the reinsurance liabilities relating to reinsurance contracts incepting prior to December 31, 2005. The P&C Group retained those liabilities and the related assets.
   The transaction resulted in a pre-tax gain of $204 million, of which $171 million was recognized in 2005 and $33 million was deferred. The portion of the gain that was deferred was based on the Corporation’s economic interest in Harbor Point.
   For a transition period of about two years, Harbor Point underwrote specific reinsurance business on the P&C Group’s behalf. The P&C Group retained a portion of this business and ceded the balance to Harbor Point in return for a fronting commission.
   The P&C Group receives additional payments based on the amount of business renewed by Harbor Point. These amounts are being recognized in income as earned.

(4) Invested Assets and Related Income
   (a) The amortized cost and estimated market value of fixed maturities were as follows:

	December 31

	2007				2006

		Gross	Gross	Estimated		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Appreciation	Depreciation	Value	Cost	Appreciation	Depreciation	Value

	(in millions)
Held-to-maturity — Tax exempt	$—	$—	$—	$—	$135	$7	$—	$142

Available-for-sale
Tax exempt	18,208	385	34	18,559	17,314	341	42	17,613

Taxable
U.S. Government and government agency and authority obligations	671	36	2	705	1,936	1	26	1,911
Corporate bonds	2,888	42	22	2,908	2,379	42	24	2,397
Foreign bonds	6,946	66	63	6,949	5,589	39	57	5,571
Mortgage-backed securities	4,761	31	42	4,750	4,406	21	88	4,339

	15,266	175	129	15,312	14,310	103	195	14,218

Total available-for-sale	33,474	560	163	33,871	31,624	444	237	31,831

Total fixed maturities	$33,474	$560	$163	$33,871	$31,759	$451	$237	$31,973

   During the fourth quarter of 2007, the Corporation transferred its remaining $86 million of held-to-maturity securities to available-for-sale. The unrealized appreciation was $6 million at the date of transfer.
   The amortized cost and estimated market value of fixed maturities at December 31, 2007 by contractual maturity were as follows:

		Estimated
	Amortized	Market
	Cost	Value

	(in millions)
Available-for-sale
Due in one year or less	$1,062	$1,065
Due after one year through five years	8,206	8,301
Due after five years through ten years	11,862	12,071
Due after ten years	7,583	7,684

	28,713	29,121

Mortgage-backed securities	4,761	4,750

	$33,474	$33,871

   Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations.
   (b) The components of unrealized appreciation or depreciation of investments carried at market value were as follows:

	December 31

	2007	2006

	(in millions)
Equity securities
Gross unrealized appreciation	$490	$417
Gross unrealized depreciation	77	21

	413	396

Fixed maturities
Gross unrealized appreciation	560	444
Gross unrealized depreciation	163	237

	397	207

	810	603
Deferred income tax liability	284	211

	$526	$392

   When the market value of any investment is lower than its cost, an assessment is made to determine whether the decline is temporary or other-than-temporary. The assessment is based on both quantitative criteria and qualitative information and considers a number of factors including, but not limited to, the length of time and the extent to which the market value has been less than the cost, the financial condition and near term prospects of the issuer, whether the issuer is current on contractually obligated interest and principal payments, the intent and ability of the Corporation to hold the investment for a period of time sufficient to allow for the recovery of cost, general market conditions and industry or sector specific factors. Based on a review of the securities in an unrealized loss position at December 31, 2007 and 2006, management believes that none of the declines in market value at those dates were other-than-temporary.
   The following table summarizes, for all investment securities in an unrealized loss position at December 31, 2007, the aggregate market value and gross unrealized depreciation by investment category and length of time that individual securities have continuously been in an unrealized loss position.

	Less Than 12 Months		12 Months or More		Total

	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Depreciation	Value	Depreciation	Value	Depreciation

			(in millions)
Fixed maturities – available-for-sale
Tax exempt	$1,109	$19	$1,556	$15	$2,665	$34

Taxable
U.S. Government and government agency and authority obligations	—	—	66	2	66	2
Corporate bonds	262	8	610	14	872	22
Foreign bonds	1,302	20	2,052	43	3,354	63
Mortgage-backed securities	813	8	2,263	34	3,076	42

	2,377	36	4,991	93	7,368	129

Total fixed maturities – available-for-sale	3,486	55	6,547	108	10,033	163

Equity securities	373	52	81	25	454	77

	$3,859	$107	$6,628	$133	$10,487	$240

   The total gross unrealized depreciation amount at December 31, 2007 comprised approximately 1,260 securities, of which 1,210 were fixed maturities. There were no securities with a market value of less than 80% of the security’s amortized cost for the previous six continuous months. Of the fixed maturities in an unrealized loss position, substantially all were investment grade securities for which market values declined due to increases in interest rates from the date of purchase. Fixed maturity securities in an unrealized loss position for less than twelve months comprised approximately 550 securities, of which 95% were securities with a market value to amortized cost ratio at or greater than 90%. Fixed maturity securities in an unrealized loss position for twelve months or more comprised approximately 660 securities, of which 99% were securities with a market value to amortized cost ratio at or greater than 90%.
   The following table summarizes, for all investment securities in an unrealized loss position at December 31, 2006, the aggregate market value and gross unrealized depreciation by investment category and length of time that individual securities have continuously been in an unrealized loss position.

	Less Than 12 Months		12 Months or More		Total

	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Depreciation	Value	Depreciation	Value	Depreciation

	(in millions)
Fixed maturities – available-for-sale
Tax exempt	$1,136	$4	$2,985	$38	$4,121	$42

Taxable
U.S. Government and government agency and authority obligations	1,014	8	766	18	1,780	26
Corporate bonds	229	3	928	21	1,157	24
Foreign bonds	2,893	37	976	20	3,869	57
Mortgage-backed securities	584	4	2,763	84	3,347	88

	4,720	52	5,433	143	10,153	195

Total fixed maturities – available-for-sale	5,856	56	8,418	181	14,274	237
Equity securities	148	12	68	9	216	21

	$6,004	$68	$8,486	$190	$14,490	$258

   The change in unrealized appreciation of investments carried at market value was as follows:

	Years Ended December 31

	2007	2006	2005

	(in millions)
Change in unrealized appreciation of equity securities	$17	$272	$(29)
Change in unrealized appreciation of fixed maturities	190	(147)	(453)

	207	125	(482)
Deferred income tax (credit)	73	44	(169)

	$134	$81	$(313)

  (c) The sources of net investment income were as follows:

	Years Ended December 31

	2007	2006	2005

	(in millions)
Fixed maturities	$1,516	$1,433	$1,296
Equity securities	46	33	30
Short term investments	119	74	53
Other	57	40	29

Gross investment income	1,738	1,580	1,408
Investment expenses	35	34	29

	$1,703	$1,546	$1,379

  (d) Realized investment gains and losses were as follows:

	Years Ended December 31

	2007	2006	2005

	(in millions)
Fixed maturities
Gross realized gains	$57	$29	$74
Gross realized losses	(53)	(31)	(109)
Other-than-temporary impairments	(30)	(3)	(4)

	(26)	(5)	(39)

Equity securities
Gross realized gains	136	60	84
Gross realized losses	(1)	(9)	(9)
Other-than-temporary impairments	(79)	(10)	(1)

	56	41	74

Other invested assets	344	209	162
Transfer of reinsurance business	—	—	171
Sale of Personal Lines Insurance Brokerage	—	—	16

	$374	$245	$384

   In December 2005, the Corporation transferred its ongoing reinsurance assumed business and certain related assets to Harbor Point Limited. This transaction is further described in Note (3).
   In September 2005, the Corporation sold Personal Lines Insurance Brokerage, Inc., an insurance brokerage subsidiary.
(5) Deferred Policy Acquisition Costs
   Policy acquisition costs deferred and the related amortization charged against income were as follows:

	Years Ended December 31

	2007	2006	2005

	(in millions)
Balance, beginning of year	$1,480	$1,445	$1,435

Costs deferred during year
Commissions and brokerage	1,713	1,534	1,636
Premium taxes and assessments	253	265	260
Salaries and operating costs	1,178	1,139	1,052

	3,144	2,938	2,948
Increase (decrease) due to foreign exchange	24	16	(7)
Amortization during year	(3,092)	(2,919)	(2,931)

Balance, end of year	$1,556	$1,480	$1,445

(6) Real Estate
   The carrying value of real estate assets, primarily land under development and unimproved land, included in other assets was $174 million and $201 million at December 31, 2007 and 2006, respectively. Impairment losses of $11 million and $66 million were recognized in 2006 and 2005, respectively, to write down the carrying value of certain properties to their estimated fair value. No impairment losses were recognized in 2007.
(7) Property and Equipment
   Property and equipment included in other assets were as follows:

	December 31

	2007	2006

	(in millions)
Cost	$839	$814
Accumulated depreciation	490	451

	$349	$363

   Depreciation expense related to property and equipment was $69 million, $77 million and $85 million for 2007, 2006 and 2005, respectively.

(8) Debt and Credit Arrangements
   (a) Long term debt consisted of the following:

	December 31

	2007	2006

	(in millions)
4.934% notes due November 16, 2007	$—	$600
7 1/8% notes due December 15, 2007	—	75
3.95% notes due April 1, 2008	225	225
5.472% notes due August 16, 2008	460	460
6% notes due November 15, 2011	400	400
5.2% notes due April 1, 2013	275	275
6.6% debentures due August 15, 2018	100	100
8.675% capital securities due February 1, 2027	—	125
6.8% debentures due November 15, 2031	200	200
6% notes due May 11, 2037	800	—
6.375% capital securities due March 29, 2067	1,000	—

	3,460	2,460
Fair value of interest rate swap	—	6

	$3,460	$2,466

   In May 2007, Chubb issued $800 million of 6% senior notes due May 11, 2037.
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
   In connection with the issuance of the capital securities, Chubb entered into a replacement capital covenant in which it agreed that it will not repay, redeem, or purchase the capital securities before March 29, 2047, unless, subject to certain limitations, it has received proceeds from the sale of replacement capital securities, as defined. The replacement capital covenant is not intended for the benefit of holders of the capital securities and may not be enforced by them. The replacement capital covenant is for the benefit of holders of one or more designated series of Chubb’s indebtedness, which will initially be its 6.8% debentures due November 15, 2031.
   Subject to the replacement capital covenant, the capital securities may be redeemed, in whole or in part, at any time on or after April 15, 2017 at a redemption price equal to the principal amount plus any accrued interest or prior to April 15, 2017 at a redemption price equal to the greater of (i) the principal amount or (ii) a make-whole amount, in each case plus any accrued interest.
   The 3.95% notes, the 5.472% notes, the 6% notes due in 2011, the 5.2% notes, the 6.6% debentures, the 6.8% debentures and the 6% notes due in 2037 are all unsecured obligations of Chubb. Chubb generally may redeem some or all of the notes and debentures prior to maturity in accordance with the terms of each debt instrument.
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
   The amounts of long term debt due annually during the five years subsequent to December 31, 2007 are as follows:

Years Ending
December 31

(in millions)
2008	$685
2009	—
2010	—
2011	400
2012	—
   (b) Interest costs of $206 million, $134 million and $135 million were incurred in 2007, 2006 and 2005, respectively. Interest paid was $191 million, $129 million and $138 million in 2007, 2006 and 2005, respectively.

   (c) Chubb has a revolving credit agreement with a group of banks that provides for up to $500 million of unsecured borrowings. There have been no borrowings under this agreement. Various interest rate options are available to Chubb, all of which are based on market interest rates. Chubb pays a fee to have this revolving credit facility available. The agreement contains customary restrictive covenants including a covenant to maintain a minimum consolidated shareholders’ equity, as adjusted. At December 31, 2007, Chubb was in compliance with all such covenants. The revolving credit facility is available for general corporate purposes and to support Chubb’s commercial paper borrowing arrangement. The facility had a termination date of June 22, 2010. In October 2007, the agreement was amended to extend the termination date to October 19, 2012. The terms of the amended agreement allow Chubb to elect in 2008 and again in 2009 to extend the termination date of the agreement by an additional year. On the termination date of the agreement, any borrowings then outstanding become payable.
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
   Most of the P&C Group’s loss reserves relate to long tail liability classes of business. For many liability claims, significant periods of time, ranging up to several years or more, may elapse between the occurrence of the loss, the reporting of the loss and the settlement of the claim. The longer the time span between the incidence of a loss and the settlement of the claim, the more the ultimate settlement amount can vary.
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
   In addition, the uncertain effects of emerging or potential claims and coverage issues that arise as legal, judicial and social conditions change must be taken into consideration. These issues have had, and may continue to have, a negative effect on loss reserves by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims. As a result of such issues, the uncertainties inherent in estimating ultimate claim costs on the basis of past experience have grown, further complicating the already complex loss reserving process.
   Management believes that the aggregate loss reserves of the P&C Group at December 31, 2007 were adequate to cover claims for losses that had occurred as of that date, including both those known and those yet to be reported. In establishing such reserves, management considers facts currently known and the present state of the law and coverage litigation. However, given the significant uncertainties inherent in the loss reserving process, it is possible that management’s estimate of the ultimate liability for losses that had occurred as of December 31, 2007 may change, which could have a material effect on the Corporation’s results of operations and financial condition.
   (b) A reconciliation of the beginning and ending liability for unpaid losses and loss expenses, net of reinsurance recoverable, and a reconciliation of the net liability to the corresponding liability on a gross basis is as follows:

	2007	2006	2005

	(in millions)
Gross liability, beginning of year	$22,293	$22,482	$20,292
Reinsurance recoverable, beginning of year	2,594	3,769	3,483

Net liability, beginning of year	19,699	18,713	16,809

Net incurred losses and loss expenses related to
Current year	6,996	6,870	7,650
Prior years	(697)	(296)	163

	6,299	6,574	7,813

Net payments for losses and loss expenses related to
Current year	1,809	1,640	1,878
Prior years	3,873	3,948	4,031

	5,682	5,588	5,909

Net liability, end of year	20,316	19,699	18,713
Reinsurance recoverable, end of year	2,307	2,594	3,769

Gross liability, end of year	$22,623	$22,293	$22,482

   The gross liability for unpaid losses and loss expenses and reinsurance recoverable included $83 million and $40 million, respectively, at December 31, 2007, $178 million and $107 million, respectively, at December 31, 2006 and $967 million and $756 million, respectively, at December 31, 2005 related to Hurricane Katrina.

   Because loss reserve estimates are subject to the outcome of future events, changes in estimates are unavoidable given that loss trends vary and time is required for changes in trends to be recognized and confirmed. During 2007, the P&C Group experienced overall favorable development of $697 million on net unpaid losses and loss expenses established as of the previous year end. This compares with favorable prior year development of $296 million in 2006 and unfavorable prior year development of $163 million in 2005. Such development was reflected in operating results in these respective years.
   The net favorable development of $697 million in 2007 was due to various factors. Favorable development of about $300 million was experienced in the professional liability classes other than fidelity, including about $100 million outside the United States. A majority of this favorable development was in the 2003 through 2005 accident years. Reported loss activity related to these accident years was less than expected due to a favorable business climate, lower policy limits and better terms and conditions. Favorable development of about $180 million was experienced in the short tail homeowners and commercial property classes, primarily related to the 2006 and 2005 accident years. This favorable development arose from the lower than expected emergence of actual losses during 2007 relative to expectations used to establish the loss reserves at the end of 2006. Favorable development of about $135 million was experienced in the run-off of the reinsurance assumed business due primarily to better than expected reported loss activity from cedants. Favorable development of about $40 million and $30 million was experienced in the fidelity class and the surety class, respectively, due to lower than expected reported loss emergence, mainly related to more recent accident years. Favorable development of about $30 million was experienced in the personal automobile class. Case development during 2007 on previously reported claims was better than expected and the number of late reported claims was less than expected. Unfavorable development of about $20 million was experienced in the commercial liability classes. Unfavorable development in accident years prior to 1997, mostly the $88 million related to asbestos and toxic waste claims, was largely offset by favorable development in these classes in the more recent accident years.
   The net favorable development of $296 million in 2006 was also due to various factors. Favorable development of about $190 million was experienced in the short tail homeowners and commercial property classes, primarily related to the 2005 accident year. This favorable development arose from the lower than expected emergence of losses during 2006 relative to expectations used to establish loss reserves at the end of 2005. Favorable development of about $70 million was experienced in the fidelity class due to lower than expected reported loss emergence, mainly related to more recent accident years. Favorable development of about $65 million was experienced in the run-off of the reinsurance assumed business due primarily to better than expected reported loss activity from cedants. Favorable development of about $45 million was experienced in the professional liability classes other than fidelity. Favorable development in the 2004 and 2005 accident years more than offset continued unfavorable development in the 2000 through 2002 accident years. Reported loss activity related to accident years 2004 and 2005 was less than expected due to a favorable business climate, lower policy limits and better terms and conditions. On the other hand, the P&C Group continued to experience significant reported loss activity related to the 2000 through 2002 accident years, largely from claims related to corporate failures and allegations of management misconduct and accounting irregularities. Favorable development of about $25 million was experienced in the personal automobile class. Case development during 2006 on previously reported claims was better than expected and the number of late reported claims was also less than expected. Unfavorable development of about $100 million was experienced in the commercial liability classes, including $24 million related to asbestos and toxic waste claims. Reported loss activity in accident years prior to 1997 was worse than expected, primarily related to specific individual excess liability and other liability claims.
   The net unfavorable development of $163 million in 2005 was the result of various factors. Unfavorable development of about $200 million was experienced in the professional liability classes other than fidelity. Adverse development related to accident years 1998 through 2002, largely from claims related to corporate failures and allegations of management misconduct and accounting irregularities, was offset in part by favorable development related to accident years 2003 and 2004. Reported loss activity related to accident years 2003 and 2004 was less than expected due to a favorable business climate, lower policy limits and better terms and conditions. Unfavorable development of about $175 million was experienced in the commercial liability classes related to accident years prior to 1996, including $35 million related to asbestos claims. There was significant reported loss activity during 2005 related to these older accident years, primarily in the commercial excess liability class, which resulted in a lengthening of the expected loss emergence period. Favorable development of about $160 million was experienced in the short tail homeowners and commercial property classes, primarily related to the 2004 accident year. The favorable development arose from the lower than expected emergence of late reported losses during 2005 relative to expectations used to establish loss reserves at the end of 2004. Favorable development of about $60 million was experienced in the fidelity class due to lower than expected reported loss emergence, mainly related to more recent accident years.

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
   Asbestos remains the most significant and difficult mass tort for the insurance industry in terms of claims volume and dollar exposure. Asbestos claims relate primarily to bodily injuries asserted by those who came in contact with asbestos or products containing asbestos. Tort theory affecting asbestos litigation has evolved over the years. Early court cases established the “continuous trigger” theory with respect to insurance coverage. Under this theory, insurance coverage is deemed to be triggered from the time a claimant is first exposed to asbestos until the manifestation of any disease. This interpretation of a policy trigger can involve insurance policies over many years and increases insurance companies’ exposure to liability.
   New asbestos claims and new exposures on existing claims have continued despite the fact that usage of asbestos has declined since the mid-1970’s. Many claimants were exposed to multiple asbestos products over an extended period of time. As a result, claim filings typically name dozens of defendants. The plaintiffs’ bar has solicited new claimants through extensive advertising and through asbestos medical screenings. A vast majority of asbestos bodily injury claims are filed by claimants who do not show any signs of asbestos related disease. New asbestos cases are often filed in those jurisdictions with a reputation for judges and juries that are extremely sympathetic to plaintiffs.
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
   There have been some positive legislative and judicial developments in the asbestos environment over the past several years. Various challenges to mass screening claimants have been mounted. Also, a number of states have implemented legislative and judicial reforms that focus the courts’ resources on the claims of the most seriously injured. Those who allege serious injury and can present credible evidence of their injuries are receiving priority trial settings in the courts, while those who have not shown any credible disease manifestation are having their hearing dates delayed or are placed on an inactive docket, which preserves the right to pursue litigation in the future. Further, a number of key jurisdictions have adopted venue reform that requires plaintiffs to have a connection to the jurisdiction in order to file a complaint. Finally, in recognition that many aspects of bankruptcy plans are unfair to certain classes of claimants and to the insurance industry, these plans are beginning to be closely scrutinized by the courts and rejected when appropriate.
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
   The P&C Group’s other asbestos exposures involve products and non-products liability on the part of “peripheral” defendants, including a mix of manufacturers, distributors and installers of certain products that contain asbestos in small quantities and owners or operators of properties where asbestos was present. Generally, these insureds are named defendants on a regional rather than a nationwide basis. As the financial resources of traditional asbestos defendants have been depleted, plaintiffs are targeting these viable peripheral parties with greater frequency and, in many cases, for large awards.
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
   Various federal proposals to solve the ongoing asbestos litigation crisis have been considered by the U.S. Congress over the past few years, but none have yet been enacted. Thus, the prospect of federal asbestos reform legislation remains uncertain.

   In establishing asbestos reserves, the exposure presented by each insured is evaluated. As part of this evaluation, consideration is given to a variety of factors including the available insurance coverage; limits and deductibles; the jurisdictions involved; past settlement values of similar claims; the potential role of other insurance, particularly underlying coverage below excess liability policies; potential bankruptcy impact; relevant judicial interpretations; and applicable coverage defenses, including asbestos exclusions.
   Significant uncertainty remains as to the ultimate liability of the P&C Group related to asbestos related claims. This uncertainty is due to several factors including the long latency period between asbestos exposure and disease manifestation and the resulting potential for involvement of multiple policy periods for individual claims; plaintiffs’ increased focus on peripheral defendants; the volume of claims by unimpaired plaintiffs and the extent to which they can be precluded from making claims; the efforts by insureds to claim the right to non-products coverage not subject to aggregate limits; the number of insureds seeking bankruptcy protection as a result of asbestos related liabilities; the ability of claimants to bring a claim in a state in which they have no residency or exposure; the impact of the exhaustion of primary limits and the resulting increase in claims on excess liability policies that the P&C Group has issued; inconsistent court decisions and diverging legal interpretations; and the possibility, however remote, of federal legislation that would address the asbestos problem. These significant uncertainties are not likely to be resolved in the near future.
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
   In establishing toxic waste reserves, the exposure presented by each insured is evaluated. As part of this evaluation, consideration is given to the probable liability, available insurance coverage, past settlement values of similar claims, relevant judicial interpretations, applicable coverage defenses as well as facts that are unique to each insured.
   Management believes that the loss reserves carried at December 31, 2007 for asbestos and toxic waste claims were adequate. However, given the judicial decisions and legislative actions that have broadened the scope of coverage and expanded theories of liability in the past and the possibilities of similar interpretations in the future, it is possible that the estimate of loss reserves relating to these exposures may increase in future periods as new information becomes available and as claims develop.

(10) Federal and Foreign Income Tax
   (a) Income tax expense consisted of the following components:

	Years Ended December 31

	2007	2006	2005

	(in millions)
Current tax
United States	$952	$735	$421
Foreign	168	154	116
Deferred tax, principally United States	10	108	84

	$1,130	$997	$621

   Federal and foreign income taxes paid were $1,140 million, $847 million and $409 million in 2007, 2006 and 2005, respectively.
   (b) The effective income tax rate is different than the statutory federal corporate tax rate. The reasons for the different effective tax rate were as follows:

	Years Ended December 31

	2007		2006		2005

		% of		% of		% of
		Pre-Tax		Pre-Tax		Pre-Tax
	Amount	Income	Amount	Income	Amount	Income

	(in millions)
Income before federal and foreign income tax	$3,937		$3,525		$2,447

Tax at statutory federal income tax rate	$1,378	35.0%	$1,234	35.0%	$856	35.0%
Tax exempt interest income	(232)	(5.9)	(215)	(6.1)	(195)	(8.0)
Other, net	(16)	(.4)	(22)	(.6)	(40)	(1.6)

Actual tax	$1,130	28.7%	$997	28.3%	$621	25.4%

   (c) The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities were as follows:

	December 31

	2007	2006

	(in millions)
Deferred income tax assets
Unpaid losses and loss expenses	$729	$690
Unearned premiums	357	363
Foreign tax credits	631	524
Employee compensation	175	167
Postretirement benefits	138	132

Total	2,030	1,876

Deferred income tax liabilities
Deferred policy acquisition costs	447	430
Unremitted earnings of foreign subsidiaries	630	487
Unrealized appreciation of investments	284	211
Other, net	227	157

Total	1,588	1,285

Net deferred income tax asset	$442	$591

   Although realization of deferred income tax assets is not assured, management believes that it is more likely than not that the deferred tax assets will be realized. Accordingly, no valuation allowance was recorded at December 31, 2007 or 2006.
   (d) Chubb and its domestic subsidiaries file a consolidated federal income tax return with the U.S. Internal Revenue Service (IRS). The Corporation also files income tax returns with various state and foreign tax authorities. The U.S. income tax returns for years prior to 2004 are no longer subject to examination by the IRS. The examination of the U.S. income tax returns for 2004, 2005 and 2006 is expected to be completed in 2010. Management does not anticipate any assessments for tax years that remain subject to examination that would have a material effect on the Corporation’s financial position or results of operations.

(11) Reinsurance
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
   Premiums earned and insurance losses and loss expenses are reported net of reinsurance in the consolidated statements of income.
   The effect of reinsurance on the premiums written and earned of the P&C Group was as follows:

	Years Ended December 31

	2007	2006	2005

	(in millions)
Direct premiums written	$12,432	$12,224	$12,180
Reinsurance assumed	775	954	1,120
Reinsurance ceded	(1,335)	(1,204)	(1,017)

Net premiums written	$11,872	$11,974	$12,283

Direct premiums earned	$12,457	$12,084	$12,111
Reinsurance assumed	789	971	1,175
Reinsurance ceded	(1,300)	(1,097)	(1,110)

Net premiums earned	$11,946	$11,958	$12,176

   The ceded reinsurance premiums written and earned included $386 million and $344 million, respectively, in 2007 and $283 million and $190 million, respectively, in 2006 that were ceded to Harbor Point.
   Ceded losses and loss expenses, which reduce losses and loss expenses incurred, were $460 million, $86 million and $1,031 million in 2007, 2006 and 2005, respectively. The ceded losses and loss expenses in 2007 and 2006 included $183 million and $75 million, respectively, that were ceded to Harbor Point. The 2005 ceded amount included $775 million related to Hurricane Katrina and the 2006 amount reflected a $175 million reduction of ceded losses and loss expenses related to the hurricane.
(12) Segments Information
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
   Revenues, income before income tax and assets of each operating segment were as follows:

	Years Ended December 31

	2007	2006	2005

	(in millions)
Revenues
Property and casualty insurance
Premiums earned
Personal insurance	$3,642	$3,409	$3,217
Commercial insurance	5,120	5,079	5,020
Specialty insurance	2,971	2,953	2,981

Total insurance	11,733	11,441	11,218
Reinsurance assumed	213	517	958

	11,946	11,958	12,176
Investment income	1,622	1,485	1,342
Other revenues	11	—	—

Total property and casualty insurance	13,579	13,443	13,518
Corporate and other	154	315	181
Realized investment gains	374	245	384

Total revenues	$14,107	$14,003	$14,083

Income (loss) before income tax
Property and casualty insurance
Underwriting
Personal insurance	$532	$590	$405
Commercial insurance	738	840	376
Specialty insurance	678	371	67

Total insurance	1,948	1,801	848
Reinsurance assumed	116	85	56

	2,064	1,886	904
Increase in deferred policy acquisition costs	52	19	17

Underwriting income	2,116	1,905	921
Investment income	1,590	1,454	1,315
Other income (charges)	6	10	(1)

Total property and casualty insurance	3,712	3,369	2,235
Corporate and other loss	(149)	(89)	(172)
Realized investment gains	374	245	384

Total income before income tax	$3,937	$3,525	$2,447

	December 31

	2007	2006	2005

	(in millions)
Assets
Property and casualty insurance	$47,931	$47,671	$45,110
Corporate and other	2,785	2,811	3,054
Adjustments and eliminations	(142)	(205)	(103)

Total assets	$50,574	$50,277	$48,061

   The international business of the property and casualty insurance segment is conducted primarily through subsidiaries that operate solely outside of the United States. Their assets and liabilities are located principally in the countries where the insurance risks are written. International business is also written by branch offices of certain domestic subsidiaries.
   Revenues of the P&C Group by geographic area were as follows:

	Years Ended December 31

	2007	2006	2005

	(in millions)
Revenues
United States	$10,624	$10,807	$11,013
International	2,955	2,636	2,505

Total	$13,579	$13,443	$13,518

(13) Stock-Based Employee Compensation Plans
   The Corporation has two stock-based employee compensation plans, the Long-Term Stock Incentive Plan and the Stock Purchase Plan. The compensation cost charged against income with respect to these plans was $87 million, $88 million and $65 million in 2007, 2006 and 2005, respectively. The total income tax benefit included in income with respect to these stock-based compensation arrangements was $31 million in 2007 and 2006 and $22 million in 2005.
   As of December 31, 2007, there was $82 million of unrecognized compensation cost related to nonvested awards. That cost is expected to be charged against income over a weighted average period of 1.7 years.
   (a) The Long-Term Stock Incentive Plan provides for the granting of restricted stock units, restricted stock, performance shares, stock options, and other stock-based awards to key employees. The maximum number of shares of Chubb’s common stock in respect to which stock-based awards may be granted under the Plan is 15,834,000 shares. At December 31, 2007, 9,575,399 shares were available for grant under the Plan.
   Restricted Stock Units, Restricted Stock and Performance Shares
   Restricted stock unit awards are payable in cash, in shares of Chubb’s common stock, or in a combination of both. Restricted stock units are not considered to be outstanding shares of common stock, have no voting rights and are subject to forfeiture during the restriction period. Holders of restricted stock units may receive dividend equivalents. Restricted stock awards consist of shares of Chubb’s common stock granted at no cost to the employees. Shares of restricted stock become outstanding when granted, receive dividends and have voting rights. The shares are subject to forfeiture and to restrictions that prevent their sale or transfer during the restriction period. Performance share awards are based on the achievement of performance goals over three year performance periods. Performance share awards are payable in cash, in shares of Chubb’s common stock or in a combination of both.
   An amount equal to the fair value at the date of grant of restricted stock unit awards, restricted stock awards and performance share awards is expensed over the vesting period. The weighted average fair value per share of the restricted stock units and restricted stock granted was $50.10, $47.54 and $39.67 in 2007, 2006 and 2005, respectively. The weighted average fair value per share of the performance shares granted was $52.99, $44.73 and $37.02 in 2007, 2006 and 2005, respectively.
   Additional information with respect to restricted stock units and restricted stock and performance shares is as follows:

	Restricted Stock Units and
	Restricted Stock		Performance Shares*

		Weighted Average		Weighted Average
	Number	Grant Date	Number	Grant Date
	of Shares	Fair Value	of Shares	Fair Value

Nonvested, January 1, 2007	3,829,530	$39.98	1,472,352	$40.58
Granted	1,039,903	50.10	646,211	52.99
Vested	(1,419,364)	34.75	(782,908)**	37.02
Forfeited	(143,376)	44.07	(26,626)	45.76

Nonvested, December 31, 2007	3,306,693	45.23	1,309,029	48.73

*	The number of shares earned may range from 0% to 200% of the performance shares shown in the table above.

**	The performance shares earned in 2007 were 136.6% of the vested shares shown in the table, or 1,069,452 shares.
   The total fair value of restricted stock units and restricted stock that vested during 2007, 2006 and 2005 was $77 million, $34 million and $20 million, respectively. The total fair value of performance shares that vested during 2007 and 2006 was $58 million and $63 million, respectively. No performance shares were granted that would have vested during 2005.
   Stock Options
   Stock options are granted at exercise prices not less than the fair market value of Chubb’s common stock on the date of grant. The terms and conditions upon which options become exercisable may vary among grants. Options expire no later than ten years from the date of grant.
   An amount equal to the fair market value of stock options at the date of grant is expensed over the period that such options become exercisable. The weighted average fair value per stock option granted during 2007, 2006 and 2005 was $8.39, $7.65 and $7.56, respectively. The fair value of each stock option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions.

	2007	2006	2005

Risk-free interest rate	4.4%	4.8%	4.0%
Expected volatility	16.9%	15.9%	22.1%
Dividend yield	2.2%	2.0%	2.0%
Expected average term (in years)	4.3	3.4	3.5

   Additional information with respect to stock options is as follows:

			Weighted Average
	Number	Weighted Average	Remaining	Aggregate
	of Shares	Exercise Price	Contractual Term	Intrinsic Value

			(in years)	(in millions)
Outstanding, January 1, 2007	11,508,056	$33.94
Granted	203,481	51.78
Exercised	(3,592,569)	34.85
Forfeited	(11,037)	29.91

Outstanding, December 31, 2007	8,107,931	33.99	3.5	$166

Exercisable, December 31, 2007	7,883,973	33.63	3.3	165
   The total intrinsic value of the stock options exercised during 2007, 2006 and 2005 was $66 million, $110 million and $229 million, respectively. The Corporation received cash of $115 million, $185 million and $528 million during 2007, 2006 and 2005, respectively, from the exercise of stock options. The tax benefit realized with respect to stock options exercised during 2007, 2006 and 2005 was $19 million, $40 million and $69 million, respectively.
   (b) Under the Stock Purchase Plan, substantially all employees are eligible to receive rights to purchase shares of Chubb’s common stock at a fixed price at the end of the offering period. The price is determined on the date the purchase rights are granted and the offering period cannot exceed 27 months. The number of shares an eligible employee may purchase is based on the employee’s compensation. An amount equal to the fair market value of purchase rights at the date of grant is expensed over the offering period. No purchase rights have been granted since 2002.

(14)	Employee Benefits
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
   The funded status of the pension and other postretirement benefit plans at December 31, 2007 and 2006 was as follows:

			Other
			Postretirement
	Pension Benefits		Benefits

	2007	2006	2007	2006

	(in millions)
Benefit obligation	$1,658	$1,533	$289	$269
Plan assets at fair value	1,409	1,304	37	26

Funded status at end of year, included in other liabilities	$249	$229	$252	$243

   Net loss and prior service cost included in accumulated other comprehensive income that were not yet recognized as components of net benefit costs at December 31, 2007 and 2006 were as follows:

			Other
			Postretirement
	Pension Benefits		Benefits

	2007	2006	2007	2006

	(in millions)
Net loss	$383	$357	$33	$31
Prior service cost (benefit)	44	47	(2)	(3)

	$427	$404	$31	$28

   The accumulated benefit obligation for the pension plans was $1,328 million and $1,224 million at December 31, 2007 and 2006, respectively. The accumulated benefit obligation is the present value of pension benefits earned as of the measurement date based on employee service and compensation prior to that date. It differs from the pension benefit obligation in the table on the previous page in that the accumulated benefit obligation includes no assumptions regarding future compensation levels.
   The weighted average assumptions used to determine the benefit obligations were as follows:

			Other
			Postretirement
	Pension Benefits		Benefits

	2007	2006	2007	2006

Discount rate	6.0%	5.75%	6.0%	5.75%
Rate of compensation increase	4.5	4.5	—	—
   The Corporation made pension plan contributions of $93 million and $109 million during 2007 and 2006, respectively. The Corporation made other postretirement benefit plan contributions of $12 million and $2 million during 2007 and 2006, respectively.
   The components of net pension and other postretirement benefit costs reflected in net income and other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2007, 2006 and 2005 were as follows:

				Other
				Postretirement
	Pension Benefits			Benefits

	2007	2006	2005	2007	2006	2005

	(in millions)
Costs reflected in net income
Service cost	$79	$67	$58	$10	$9	$8
Interest cost	89	75	69	16	14	15
Expected return on plan assets	(100)	(85)	(74)	(2)	(2)	(1)
Amortization of net loss and prior service cost	32	34	20	1	1	—

	$100	$91	$73	$25	$22	$22

Changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss	$54			$4
Prior service cost	1			—
Amortization of net loss and prior service cost	(32)			(1)

	$23			$3

   The estimated aggregate net loss and prior service cost that will be amortized from accumulated other comprehensive income into net benefit costs during 2008 for the pension and other postretirement benefit plans is $27 million.

   The weighted average assumptions used to determine net pension and other postretirement benefit costs were as follows:

				Other
	Pension Benefits			Postretirement Benefits

	2007	2006	2005	2007	2006	2005

Discount rate	5.75%	5.75%	6.25%	5.75%	5.75%	6.25%
Rate of compensation increase	4.5	4.5	4.5	—	—	—
Expected long term rate of return on plan assets	8.0	8.0	8.25	8.0	8.0	8.25
   The weighted average health care cost trend rate assumptions used to measure the expected cost of medical benefits were as follows:

	December 31

	2007	2006

Health care cost trend rate for next year	8.75%	9.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0	5.0
Year that the rate reaches the ultimate trend rate	2014	2014
   The health care cost trend rate assumption has a significant effect on the amount of the accumulated other postretirement benefit obligation and the net other postretirement benefit cost reported. To illustrate, a one percent increase or decrease in the trend rate for each year would increase or decrease the accumulated other postretirement benefit obligation at December 31, 2007 by approximately $51 million and the aggregate of the service and interest cost components of net other postretirement benefit cost for the year ended December 31, 2007 by approximately $5 million.
   The long term objective of the pension plan is to provide sufficient funding to cover expected benefit obligations, while assuming a prudent level of portfolio risk. Plan assets are invested in a diversified portfolio of predominately U.S. equity securities and fixed maturities. The Corporation seeks to obtain a rate of return that over time equals or exceeds the returns of the broad markets in which the plan assets are invested. The target allocation of plan assets is 55% to 65% invested in equity securities, with the remainder invested in fixed maturities. The portfolio is rebalanced periodically to remain within the target allocation range. The Corporation determined the expected long term rate of return assumption for each asset class based on an analysis of the historical returns and the expectations for future returns. The expected long-term rate of return for the portfolio is a weighted aggregation of the expected returns for each asset class.
   The weighted average allocation of the pension plan assets was as follows:

	December 31

	2007	2006

Equity securities	60%	62%
Fixed maturities	40	38

	100%	100%

   The estimated benefits expected to be paid in each of the next five years and in the aggregate for the following five years are as follows:

		Other
Years Ending		Postretirement
December 31	Pension Benefits	Benefits

	(in millions)
2008	$55	$9
2009	62	10
2010	67	11
2011	72	12
2012	78	13
2013-2017	541	88
   (b) The Corporation has a defined contribution benefit plan, the Capital Accumulation Plan, in which substantially all employees are eligible to participate. Under this plan, the employer makes a matching contribution annually equal to 100% of each eligible employee’s pre-tax elective contributions, up to 4% of the employee’s eligible compensation. Contributions are invested at the election of the employee in Chubb’s common stock or in various other investment funds. Employer contributions charged against income were $27 million in 2007 and $25 million in both 2006 and 2005.

(15) Commitments and Contingent Liabilities
   (a) Chubb and certain of its subsidiaries have been involved in the investigations of certain business practices in the property and casualty insurance industry by various Attorneys General and other regulatory authorities of several states, the U.S. Securities and Exchange Commission, the U.S. Attorney for the Southern District of New York and certain non-U.S. regulatory authorities with respect to, among other things, (1) potential conflicts of interest and anti-competitive behavior arising from the payment of contingent commissions to brokers and agents and (2) loss mitigation and finite reinsurance arrangements. In connection with these investigations, Chubb and certain of its subsidiaries received subpoenas and other requests for information from various regulators. The Corporation has been cooperating fully with these investigations. In December 2006, the Corporation settled with the Attorneys General of New York, Connecticut and Illinois all issues arising out of their investigations. As described in more detail below, the Attorney General of Ohio in August 2007 filed an action against Chubb and certain of its subsidiaries, as well as several other insurers and one broker, as a result of the Ohio Attorney General’s business practices investigation. Although no other Attorney General or regulator has initiated an action against the Corporation, it is possible that such an action may be brought against the Corporation with respect to some or all of the issues that are the focus of these ongoing investigations.
   Individual actions and purported class actions arising out of the investigations into the payment of contingent commissions to brokers and agents have been filed in a number of federal and state courts. On August 1, 2005, Chubb and certain of its subsidiaries were named in a putative class action entitled In re Insurance Brokerage Antitrust Litigation in the U.S. District Court for the District of New Jersey. This action, brought against several brokers and insurers on behalf of a class of persons who purchased insurance through the broker defendants, asserts claims under the Sherman Act and state law and the Racketeer Influenced and Corrupt Organizations Act (RICO) arising from the alleged unlawful use of contingent commission agreements. Chubb and certain of its subsidiaries have also been named as defendants in two purported class actions relating to allegations of unlawful use of contingent commission arrangements that were originally filed in state court. The first was filed on February 16, 2005 in Seminole County, Florida. The second was filed on May 17, 2005 in Essex County, Massachusetts. Both cases were removed to federal court and then transferred by the Judicial Panel on Multidistrict Litigation to the U.S. District Court for the District of New Jersey for consolidation with the In re Insurance Brokerage Antitrust Litigation. Since being transferred to the District of New Jersey, the plaintiff in the former action has been inactive, and that action currently is stayed. The latter action has been voluntarily dismissed. On September 28, 2007, the U.S. District Court for the District of New Jersey dismissed the second amended complaint filed by the plaintiffs in In re Insurance Brokerage Antitrust Litigation in its entirety. In so doing, the court dismissed the plaintiffs’ Sherman Act and RICO claims with prejudice for failure to state a claim, and it dismissed the plaintiffs’ state law claims without prejudice because it declined to exercise supplemental jurisdiction over them. The plaintiffs have appealed the dismissal of their second amended complaint to the U.S. Court of Appeals for the Third Circuit, and that appeal is currently pending.
   In December 2005, Chubb and certain of its subsidiaries were named in a putative class action similar to the In re Insurance Brokerage Antitrust Litigation. The action is pending in the U.S. District Court for the District of New Jersey and has been assigned to the judge who is presiding over the In re Insurance Brokerage Antitrust Litigation. The complaint has never been served in this matter. Separately, in April 2006, Chubb and one of its subsidiaries were named in an action similar to the In re Insurance Brokerage Antitrust Litigation. This action was filed in the U.S. District Court for the Northern District of Georgia and subsequently was transferred by the Judicial Panel on Multidistrict Litigation to the U.S. District Court for the District of New Jersey for consolidation with the In re Insurance Brokerage Antitrust Litigation. This action currently is stayed. On May 21, 2007, Chubb and one of its subsidiaries were named as defendants in another action similar to In re Insurance Brokerage Antitrust Litigation. This action was filed in the U.S. District Court for the District of New Jersey and consolidated with In re Insurance Brokerage Antitrust Litigation. This action currently is stayed.
   On October 12, 2007, certain of Chubb’s subsidiaries were named as defendants in an action similar to In re Insurance Brokerage Antitrust Litigation. This action was filed in the U.S. District Court for the Northern District of Georgia. This action has been identified to the Judicial Panel on Multidistrict Litigation as a potential “tag-along action” to In re Insurance Brokerage Antitrust Litigation. The Corporation currently anticipates that this action will be transferred by the Judicial Panel on Multidistrict Litigation to the U.S. District Court for the District of New Jersey and consolidated with In re Insurance Brokerage Antitrust Litigation.
   On August 24, 2007, Chubb and certain of its subsidiaries were named as defendants in an action filed by the Ohio Attorney General against several insurers and one broker. This action alleges violations of Ohio’s antitrust laws. On November 18, 2007, the Corporation filed a motion to dismiss the Attorney General’s complaint which is still pending.

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
   The Corporation cannot predict at this time the ultimate outcome of the aforementioned ongoing investigations and legal proceedings, including any potential amounts that the Corporation may be required to pay in connection with them. Nevertheless, management believes that it is likely that the outcome will not have a material adverse effect on the Corporation’s results of operations or financial condition.
   (b) Chubb Financial Solutions (CFS), a wholly owned subsidiary of Chubb, participated in derivative financial instruments, principally as a counterparty in portfolio credit default swaps. Chubb issued unconditional guarantees with respect to all obligations of CFS arising from these transactions. CFS has been in run-off since April 2003.
   CFS’s aggregate exposure, or retained risk, from its in-force financial products contracts is referred to as notional amount. Notional amounts are used to calculate the exchange of contractual cash flows and are not necessarily representative of the potential for gain or loss. Notional amounts are not recorded on the balance sheet.
   Future obligations with respect to the financial products contracts are carried at estimated fair value at the balance sheet date and are included in other liabilities. The notional amount and fair value of future obligations under CFS’s financial products contracts were as follows:

	December 31

	Notional
	Amount		Fair Value

	2007	2006	2007	2006

	(in billions)		(in millions)
Credit default swaps	$.1	$1.1	$1	$2
Other	.3	.3	6	6

Total	$.4	$1.4	$7	$8

   (c) A property and casualty insurance subsidiary issued a reinsurance contract to an insurer that provides financial guarantees on debt obligations. At December 31, 2007, the aggregate principal commitments related to this contract for which the subsidiary was contingently liable amounted to approximately $350 million, net of reinsurance. These commitments expire by 2023.
   (d) The Corporation occupies office facilities under lease agreements that expire at various dates through 2019; such leases are generally renewed or replaced by other leases. Most facility leases contain renewal options for increments ranging from two to ten years. The Corporation also leases data processing, office and transportation equipment. All leases are operating leases.
   Rent expense was as follows:

	Years Ended
	December 31

	2007	2006	2005

	(in millions)
Office facilities	$81	$89	$87
Equipment	12	9	14

	$93	$98	$101

   At December 31, 2007, future minimum rental payments required under non-cancellable operating leases were as follows:

Years Ending
December 31
(in millions)
2008	$89
2009	80
2010	66
2011	60
2012	54
After 2012	181

$530

   (e) The Corporation had certain commitments totaling $1.3 billion at December 31, 2007 to fund limited partnership investments. These capital commitments can be called by the partnerships during the commitment period (generally 5 years or less) to fund working capital needs or the purchase of new investments.

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
   The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31

	2007	2006	2005

	(in millions except for per
	share amounts)
Basic earnings per share:
Net income	$2,807	$2,528	$1,826

Weighted average number of common shares outstanding	393.6	412.5	396.4

Basic earnings per share	$7.13	$6.13	$4.61

Diluted earnings per share:
Net income	$2,807	$2,528	$1,826

Weighted average number of common shares outstanding	393.6	412.5	396.4
Additional shares from assumed exercise of stock-based compensation awards	6.7	7.7	7.3
Additional shares from assumed issuance of common stock upon settlement of purchase contracts and mandatorily exercisable warrants	—	2.2	4.7

Weighted average number of common shares and potential common shares assumed outstanding for computing diluted earnings per share	400.3	422.4	408.4

Diluted earnings per share	$7.01	$5.98	$4.47

(17) Comprehensive Income
   Comprehensive income is defined as all changes in shareholders’ equity, except those arising from transactions with shareholders. Comprehensive income includes net income and other comprehensive income, which for the Corporation consists of changes in unrealized appreciation or depreciation of investments carried at market value, changes in foreign currency translation gains or losses and, beginning in 2007, changes in postretirement benefit costs not yet recognized in net income.
   The components of other comprehensive income or loss were as follows:

	Years Ended December 31

	2007			2006			2005

	Before	Income		Before	Income		Before	Income
	Tax	Tax	Net	Tax	Tax	Net	Tax	Tax	Net

	(in millions)
Unrealized holding gains (losses) arising during the year	$237	$83	$154	$161	$55	$106	$(447)	$(157)	$(290)
Reclassification adjustment for realized gains included in net income	30	10	20	36	11	25	35	12	23

Net unrealized gains (losses) recognized in other comprehensive income	207	73	134	125	44	81	(482)	(169)	(313)
Foreign currency translation gains (losses)	193	68	125	52	18	34	(35)	(13)	(22)
Change in postretirement benefit costs not yet recognized in net income	(26)	(9)	(17)	—	—	—	—	—	—

Total other comprehensive income (loss)	$374	$132	$242	$177	$62	$115	$(517)	$(182)	$(335)

(18) Fair Values of Financial Instruments
   Fair values of financial instruments are determined using valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Fair values are generally measured using quoted prices in active markets for identical assets or liabilities or other inputs, such as quoted prices for similar assets or liabilities, that are observable, either directly or indirectly. In those instances where observable inputs are not available, fair values are measured using unobservable inputs for the asset or liability. Unobservable inputs reflect the Corporation’s own assumptions about the assumptions that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. Fair value estimates derived from unobservable inputs are significantly affected by the assumptions used, including the discount rates and the estimated amounts and timing of future cash flows. The derived fair value estimates cannot be substantiated by comparison to independent markets and are not necessarily indicative of the amounts that would be realized in a current market exchange. Certain financial instruments, particularly insurance contracts, are excluded from fair value disclosure requirements.
   The methods and assumptions used to estimate the fair value of financial instruments are as follows:

(i) The carrying value of short term investments approximates fair value due to the short maturities of these investments.

(ii) Fair values of fixed maturities are generally obtained from independent pricing services. The pricing services utilize market quotations for fixed maturities that have quoted prices in active markets. For the fixed maturities that do not trade on a daily basis, the pricing services estimate fair values using proprietary pricing applications based on observable inputs in most instances. Fair values of fixed maturities are principally a function of current interest rates. Care should be used in evaluating the significance of these estimated market values, which can fluctuate based on such factors as interest rates, inflation, monetary policy and general economic conditions.

(iii) Fair values of equity securities are based on quoted market prices obtained from independent pricing services.

(iv) The fair value of the interest rate swap is based on a price quoted by a broker-dealer.

(v) Fair values of long term debt are obtained from independent pricing services or based on prices quoted by broker-dealers.

(vi) Fair values of credit derivatives are determined using internal valuation models that are similar to external valuation models.
   The carrying values and fair values of financial instruments were as follows:

	December 31

	2007		2006

	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	(in millions)
Assets
Invested assets
Short term investments	$1,839	$1,839	$2,254	$2,254
Fixed maturities (Note 4)
Held-to-maturity	—	—	135	142
Available-for-sale	33,871	33,871	31,831	31,831
Equity securities	2,320	2,320	1,957	1,957
Interest rate swap	—	—	6	6
Liabilities
Long term debt (Note 8)	3,460	3,427	2,460	2,504
Credit derivatives (Note 15)	7	7	8	8

(19) Shareholders’ Equity
   (a) The authorized but unissued preferred shares may be issued in one or more series and the shares of each series shall have such rights as fixed by the Board of Directors.
   (b) On February 8, 2006, the Board of Directors authorized the cancellation of all treasury shares, which were thereupon restored to the status of authorized but unissued common shares. The change had no effect on total shareholders’ equity.
   The activity of Chubb’s common stock was as follows:

	Years Ended December 31

	2007	2006	2005

	(number of shares)
Common stock issued
Balance, beginning of year	411,276,940	420,864,596	391,607,648
Treasury shares cancelled	—	(7,887,800)	—
Repurchase of shares	(41,733,268)	(20,266,262)	—
Shares issued upon settlement of equity unit purchase contracts and warrants	—	12,883,527	17,366,234
Share activity under stock-based employee compensation plans	5,106,251	5,682,879	11,890,714

Balance, end of year	374,649,923	411,276,940	420,864,596

Treasury stock
Balance, beginning of year	—	2,787,800	6,254,564
Repurchase of shares	—	5,100,000	2,787,800
Cancellation of shares	—	(7,887,800)	—
Share activity under stock-based employee compensation plans	—	—	(6,254,564)

Balance, end of year	—	—	2,787,800

Common stock outstanding, end of year	374,649,923	411,276,940	418,076,796

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
   (c) As of December 31, 2007, 26,112,670 shares remained under the current share repurchase authorization that was approved by the Board of Directors in December 2007. The authorization has no expiration date.
   (d) Chubb has a shareholders rights plan under which each shareholder has one-half of a right for each share of Chubb’s common stock held. Each right entitles the holder to purchase from Chubb one one-thousandth of a share of Series B Participating Cumulative Preferred Stock at an exercise price of $240. The rights are attached to all outstanding shares of common stock and trade with the common stock until the rights become exercisable. The rights are subject to adjustment to prevent dilution of the interests represented by each right.
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
   A comparison of shareholders’ equity on a GAAP basis and policyholders’ surplus on a statutory basis is as follows:

	December 31

	2007		2006

	GAAP	Statutory	GAAP	Statutory

	(in millions)
P&C Group	$15,490	$12,998	$13,868	$11,357

Corporate and other	(1,045)		(5)

	$14,445		$13,863

   A comparison of GAAP and statutory net income (loss) is as follows:

	Years Ended December 31

	2007		2006		2005

	GAAP	Statutory	GAAP	Statutory	GAAP	Statutory

	(in millions)
P&C Group	$2,992	$2,859	$2,637	$2,575	$1,963	$1,897

Corporate and other	(185)		(109)		(137)

	$2,807		$2,528		$1,826

   (f) As a holding company, Chubb’s ability to continue to pay dividends to shareholders and to satisfy its obligations, including the payment of interest and principal on debt obligations, relies on the availability of liquid assets, which is dependent in large part on the dividend paying ability of its property and casualty insurance subsidiaries. The Corporation’s property and casualty insurance subsidiaries are subject to laws and regulations in the jurisdictions in which they operate that restrict the amount of dividends they may pay without the prior approval of regulatory authorities. The restrictions are generally based on net income and on certain levels of policyholders’ surplus as determined in accordance with statutory accounting practices. Dividends in excess of such thresholds are considered “extraordinary” and require prior regulatory approval. During 2007, these subsidiaries paid dividends of $1.55 billion to Chubb.
   The maximum dividend distribution that may be made by the property and casualty insurance subsidiaries to Chubb during 2008 without prior regulatory approval is approximately $2.4 billion.

QUARTERLY FINANCIAL DATA
   Summarized unaudited quarterly financial data for 2007 and 2006 are shown below. In management’s opinion, the interim financial data contain all adjustments, consisting of normal recurring items, necessary to present fairly the results of operations for the interim periods.

	Three Months Ended

	March 31		June 30		September 30		December 31

	2007	2006	2007	2006	2007	2006	2007	2006

	(in millions except for per share amounts)
Revenues	$3,519	$3,506	$3,521	$3,445	$3,549	$3,451	$3,518	$3,601
Losses and expenses	2,518	2,554	2,534	2,611	2,502	2,620	2,616	2,693
Federal and foreign income tax	291	280	278	236	309	227	252	254

Net income	$710	$672	$709	$598	$738	$604	$650	$654

Basic earnings per share	$1.74	$1.62	$1.78	$1.45	$1.90	$1.47	$1.71	$1.59

Diluted earnings per share	$1.71	$1.58	$1.75	$1.41	$1.87	$1.43	$1.68	$1.56

Underwriting ratios
Losses to premiums earned	53.0%	53.8%	53.1%	56.7%	51.8%	56.9%	53.3%	53.2%
Expenses to premiums written	30.4	29.1	29.6	28.5	29.8	28.6	30.5	29.9

Combined	83.4%	82.9%	82.7%	85.2%	81.6%	85.5%	83.8%	83.1%

THE CHUBB CORPORATION
Schedule I
CONSOLIDATED SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES
(in millions)
December 31, 2007

			Amount
			at Which
	Cost or		Shown in
	Amortized	Market	the
Type of Investment	Cost	Value	Balance Sheet

Short term investments	$1,839	$1,839	$1,839

Fixed maturities
United States Government and government agencies and authorities	3,151	3,165	3,165
States, municipalities and political subdivisions	18,247	18,595	18,595
Foreign	6,946	6,949	6,949
Public utilities	582	590	590
All other corporate bonds	4,548	4,572	4,572

Total fixed maturities	33,474	33,871	33,871

Equity securities
Common stocks
Public utilities	154	190	190
Banks, trusts and insurance companies	379	577	577
Industrial, miscellaneous and other	1,274	1,449	1,449

Total common stocks	1,807	2,216	2,216
Non-redeemable preferred stocks	100	104	104

Total equity securities	1,907	2,320	2,320
Other invested assets	2,051	2,051	2,051

Total invested assets	$39,271	$40,081	$40,081

THE CHUBB CORPORATION
Schedule II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS — PARENT COMPANY ONLY
(in millions)
December 31

	2007	2006

Assets
Invested Assets
Short Term Investments	$881	$748
Taxable Fixed Maturities — Available-for-Sale (cost $1,027 and $1,134)	1,022	1,113
Equity Securities (cost $289 and $289)	478	416

TOTAL INVESTED ASSETS	2,381	2,277
Cash	—	1
Investment in Consolidated Subsidiaries	15,633	13,848
Net Receivable from Consolidated Subsidiaries	15	19
Other Assets	168	243

TOTAL ASSETS	$18,197	$16,388

Liabilities
Long Term Debt	$3,460	$2,266
Dividend Payable to Shareholders	110	104
Accrued Expenses and Other Liabilities	182	155

TOTAL LIABILITIES	3,752	2,525

Shareholders’ Equity
Preferred Stock — Authorized 8,000,000 Shares; $1 Par Value; Issued — None	—	—
Common Stock — Authorized 1,200,000,000 Shares; $1 Par Value; Issued 374,649,923 and 411,276,940 Shares	375	411
Paid-In Surplus	346	1,539
Retained Earnings	13,280	11,711
Accumulated Other Comprehensive Income	444	202

TOTAL SHAREHOLDERS’ EQUITY	14,445	13,863

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,197	$16,388

      The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

THE CHUBB CORPORATION
Schedule II
(continued)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF INCOME — PARENT COMPANY ONLY
(in millions)
Years Ended December 31

	2007	2006	2005

Revenues

Investment Income	$125	$111	$82

Other Revenues	(5)	17	3

Realized Investment Gains (Losses)	(31)	—	16

TOTAL REVENUES	89	128	101

Expenses

Investment Expenses	3	3	2

Real Estate Impairment Loss	—	—	48

Corporate Expenses	249	192	188

TOTAL EXPENSES	252	195	238

Loss before Federal and Foreign Income Tax and Equity in Net Income of Consolidated Subsidiaries	(163)	(67)	(137)

Federal and Foreign Income Tax (Credit)	7	16	(48)

Loss before Equity in Net Income of Consolidated Subsidiaries	(170)	(83)	(89)

Equity in Net Income of Consolidated Subsidiaries	2,977	2,611	1,915

NET INCOME	$2,807	$2,528	$1,826

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

THE CHUBB CORPORATION
Schedule II
(continued)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS — PARENT COMPANY ONLY
(in millions)
Years Ended December 31

	2007	2006	2005

Cash Flows from Operating Activities
Net Income	$2,807	$2,528	$1,826
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Equity in Net Income of Consolidated Subsidiaries	(2,977)	(2,611)	(1,915)
Realized Investment Losses (Gains)	31	—	(16)
Other, Net	15	(7)	(23)

NET CASH USED IN OPERATING ACTIVITIES	(124)	(90)	(128)

Cash Flows from Investing Activities
Proceeds from Fixed Maturities
Sales	49	121	548
Maturities, Calls and Redemptions	86	113	102
Purchases of Fixed Maturities	(61)	(75)	(703)
Decrease (Increase) in Short Term Investments, Net	(133)	168	(730)
Capital Contributions to Consolidated Subsidiaries	(20)	(10)	(200)
Dividends Received from Consolidated Insurance Subsidiaries	1,550	650	520
Distributions Received from Consolidated Non-Insurance Subsidiaries	40	17	—
Other, Net	(65)	49	225

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	1,446	1,033	(238)

Cash Flows from Financing Activities
Proceeds from Issuance of Long Term Debt	1,800	—	—
Repayment of Long Term Debt	(600)	—	(300)
Proceeds from Common Stock Issued Upon Settlement of Equity Unit Purchase Contracts and Warrants	—	460	600
Proceeds from Issuance of Common Stock Under Stock-Based Employee Compensation Plans	130	229	531
Repurchase of Shares	(2,185)	(1,228)	(135)
Dividends Paid to Shareholders	(451)	(403)	(330)
Other, Net	(17)	—	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(1,323)	(942)	366

Net Increase (Decrease) in Cash	(1)	1	—
Cash at Beginning of Year	1	—	—

CASH AT END OF YEAR	$—	$1	$—

      The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.
      In 2007, Chubb forgave a receivable and related interest in the amount of $216 million in the aggregate due from a consolidated subsidiary. In 2005, consolidated subsidiaries paid noncash dividends in the amount of $196 million to Chubb. These transactions have been excluded from the statement of cash flows.

THE CHUBB CORPORATION
Schedule III
CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION
(in millions)

	December 31			Year Ended December 31

							Amortization	Other
	Deferred						of Deferred	Insurance
	Policy				Net		Policy	Operating
	Acquisition	Unpaid	Unearned	Premiums	Investment	Insurance	Acquisition	Costs and	Premiums
Segment	Costs	Losses	Premiums	Earned	Income*	Losses	Costs	Expenses**	Written

2007
Property and Casualty Insurance
Personal	$509	$2,141	$1,932	$3,642		$1,942	$1,039	$106	$3,709
Commercial	637	10,972	2,718	5,120		2,822	1,301	224	5,083
Specialty	374	8,163	1,748	2,971		1,551	635	90	2,944
Reinsurance Assumed	36	1,347	201	213		(16)	117	19	136
Investments					$1,590

	$1,556	$22,623	$6,599	$11,946	$1,590	$6,299	$3,092	$439	$$11,872

2006
Property and Casualty Insurance
Personal	$478	$2,060	$1,848	$3,409		$1,735	$911	$145	$3,518
Commercial	591	10,521	2,716	5,079		2,726	1,215	290	5,125
Specialty	352	8,218	1,746	2,953		1,865	602	104	2,941
Reinsurance Assumed	59	1,494	236	517		248	191	21	390
Investments					$1,454

	$1,480	$22,293	$6,546	$11,958	$1,454	$6,574	$2,919	$560	$11,974

2005
Property and Casualty Insurance
Personal	$445	$2,059	$1,730	$3,217		$1,822	$845	$123	$3,307
Commercial	576	10,803	2,615	5,020		3,187	1,180	269	5,030
Specialty	337	8,082	1,744	2,981		2,217	603	97	3,042
Reinsurance Assumed	87	1,538	272	958		587	303	22	904
Investments					$1,315

	$1,445	$22,482	$6,361	$12,176	$1,315	$7,813	$2,931	$511	$12,283

*	Property and casualty assets are available for payment of losses and expenses for all classes of business; therefore, such assets and the related investment income have not been allocated to the underwriting segments.

**	Other insurance operating costs and expenses does not include other income and charges.

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

3.4		Certificate of Amendment to the Restated Certificate of Incorporation incorporated by reference to Exhibit (3.1) of the registrant’s Current Report on Form 8-K filed on April 18, 2006.
3.5		Certificate of Amendment to the Restated Certificate of Incorporation incorporated by reference to Exhibit (3.1) of the registrant’s Current Report on Form 8-K filed on April 30, 2007.
3.6		By-Laws incorporated by reference to Exhibit (3.1) of the registrant’s Current Report on Form 8-K filed on December 9, 2003.
	—	Instruments defining the rights of security holders, including indentures

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

	—	Material contracts
10.1		The Chubb Corporation Asset Managers Incentive Compensation Plan (2005) incorporated by reference to Exhibit (10) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.2		Corporate Aircraft Policy incorporated by reference to Exhibit (10.12) of the registrant’s Current Report on Form 8-K filed on March 9, 2005.
10.3		The Chubb Corporation Annual Incentive Plan (2006) incorporated by reference to Annex A of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders held on April 25, 2006.
10.4
The Chubb Corporation Long-Term Stock Incentive Plan (2004) incorporated by reference to Annex B of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders held on April 27, 2004.

10.5
The Chubb Corporation Long-Term Stock Incentive Plan (2000) incorporated by reference to Exhibit A of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders held on April 25, 2000.

10.6		The Chubb Corporation Long-Term Stock Incentive Plan (1996), as amended, incorporated by reference to Exhibit (10) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

Exhibit
Number	Description

10.7
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

10.9
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

10.12
Non-Employee Director Special Stock Option Agreement, dated as of December 5, 2002, between The Chubb Corporation and Lawrence M. Small, incorporated by reference to Exhibit (10.3) of the registrant’s Current Report on Form 8-K filed on December 9, 2002.

10.13	The Chubb Corporation Key Employee Deferred Compensation Plan (2005) incorporated by reference to Exhibit (10.9) of the registrant’s Current Report on Form 8-K filed on March 9, 2005.
10.14	Amendment to the registrant’s Key Employee Deferred Compensation Plan (2005) incorporated by reference to Exhibit (10.1) of the registrant’s Current Report on Form 8-K filed on September 12, 2005.
10.15	The Chubb Corporation Executive Deferred Compensation Plan incorporated by reference to Exhibit (10) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.
10.16	The Chubb Corporation Deferred Compensation Plan for Directors, as amended, incorporated by reference to Exhibit (10.1) of the registrant’s Current Report on Form 8-K filed on December 11, 2006.
10.17	The Chubb Corporation Estate Enhancement Program incorporated by reference to Exhibit (10) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
10.18
The Chubb Corporation Estate Enhancement Program for Non-Employee Directors incorporated by reference to Exhibit (10) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.19
Change in Control Employment Agreement, dated as of December 1, 2002, between The Chubb Corporation and John D. Finnegan, incorporated by reference to Exhibit (10) of the registrant’s Current Report on Form 8-K filed on January 21, 2003.

10.20
Amendment, dated as of December 1, 2003, to Change in Control Employment Agreement, dated as of December 1, 2002, between The Chubb Corporation and John D. Finnegan, incorporated by reference to Exhibit (10.2) of the registrant’s Current Report on Form 8-K filed on December 2, 2003.

10.21
Employment Agreement, dated as of December 1, 2002, between The Chubb Corporation and John D. Finnegan, incorporated by reference to Exhibit (10) of the registrant’s Current Report on Form 8-K filed on January 21, 2003.

Exhibit
Number	Description

10.22
Amendment, dated as of December 1, 2003, to Employment Agreement, dated as of December 1, 2002, between The Chubb Corporation and John D. Finnegan, incorporated by reference to Exhibit (10.1) of the registrant’s Current Report on Form 8-K filed on December 2, 2003.

10.23
Executive Severance Agreement, dated as of November 16, 1998, between The Chubb Corporation and Thomas F. Motamed, incorporated by reference to Exhibit (10) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.24
Executive Severance Agreement, dated as of June 30, 1997, between The Chubb Corporation and Michael O’Reilly, incorporated by reference to Exhibit (10) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1997.

10.25
Executive Severance Agreement, dated as of December 8, 1995, between The Chubb Corporation and John J. Degnan, incorporated by reference to Exhibit (10) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.

10.26
Form of 2006 Performance Share Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004) (for Chief Executive Officer and Vice Chairmen) incorporated by reference to Exhibit (10.2) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

10.27
Form of 2006 Performance Share Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004) (for Executive Vice Presidents and certain Senior Vice Presidents) incorporated by reference to Exhibit (10.3) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

10.28
Form of 2006 Restricted Stock Unit Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004) (for Chief Executive Officer, Vice Chairmen, Executive Vice Presidents and certain Senior Vice Presidents) incorporated by reference to Exhibit (10.4) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

10.29
Form of 2006 Performance Share Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan for Non-Employee Directors (2004) incorporated by reference to Exhibit (10.5) of the registrant’s Current Report on Form 8-K filed on March 8, 2006.

10.30
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

10.32
Form of Performance Share Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004) (for Executive Vice Presidents and certain Senior Vice Presidents) incorporated by reference to Exhibit (10.4) of the registrant’s Current Report on Form 8-K filed on March 9, 2005.

10.33
Form of Performance Share Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004) (for recipients other than Chief Executive Officer, Vice Chairmen, Executive Vice Presidents and certain Senior Vice Presidents) incorporated by reference to Exhibit (10.5) of the registrant’s Current Report on Form 8-K filed on March 9, 2005.

Exhibit
Number	Description

10.34
Form of Restricted Stock Unit Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004) incorporated by reference to Exhibit (10.6) of the registrant’s Current Report on Form 8-K filed on March 9, 2005.

10.35
Amendment to the form of restricted stock unit award agreement for all eligible participants in The Chubb Corporation Long-Term Stock Incentive Plan (2004) incorporated by reference to Exhibit (10.2) of the registrant’s Current Report on Form 8-K filed on September 12, 2005.

10.36
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

10.40	Schedule of 2007 Base Salaries for Named Executive Officers incorporated by reference to Exhibit (10.1) of the registrant’s Current Report on Form 8-K filed on March 7, 2007.
10.41
Form of Performance Share Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004)(for Chief Executive Officer, Vice Chairmen, Executive Vice Presidents and certain Senior Vice Presidents) incorporated by reference to Exhibit (10.2) of the registrant’s Current Report on Form 8-K filed on March 7, 2007.

10.42
Form of Performance Share Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004)(for recipients of performance share awards other than Chief Executive Officer, Vice Chairmen, Executive Vice Presidents and certain Senior Vice Presidents) incorporated by reference to Exhibit (10.3) of the registrant’s Current Report on Form 8-K filed on March 7, 2007.

10.43
Form of Amendment No. 1 to the form of 2006 Performance Share Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004)(for Chief Executive Officer, Vice Chairmen, Executive Vice Presidents and certain Senior Vice Presidents) incorporated by reference to Exhibit (10.4) of the registrant’s Current Report on Form 8-K filed on March 7, 2007.

10.44
Form of Amendment No. 1 to the form of 2006 Performance Share Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004)(for 2006 performance share award recipients other than Chief Executive Officer, Vice Chairmen, Executive Vice Presidents and certain Senior Vice Presidents) incorporated by reference to Exhibit (10.5) of the registrant’s Current Report on Form 8-K filed on March 7, 2007.

Exhibit
Number	Description

10.45
Form of Amendment No. 1 to the form of 2005 Performance Share Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004)(for Chief Executive Officer, Vice Chairmen, Executive Vice Presidents and certain Senior Vice Presidents) incorporated by reference to Exhibit (10.6) of the registrant’s Current Report on Form 8-K filed on March 7, 2007.

10.46
Form of Amendment No. 1 to the form of 2005 Performance Share Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004)(for 2005 performance share award recipients other than Chief Executive Officer, Vice Chairmen, Executive Vice Presidents and certain Senior Vice Presidents) incorporated by reference to Exhibit (10.7) of the registrant’s Current Report on Form 8-K filed on March 7, 2007.

10.47
Form of Restricted Stock Unit Agreement under the Chubb Corporation Long-Term Stock Incentive Plan (2004)(for Chief Executive Officer and Vice Chairmen) incorporated by reference to Exhibit (10.8) of the registrant’s Current Report on Form 8-K filed on March 7, 2007.

10.48
Form of Restricted Stock Unit Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004)(for Executive Vice Presidents and certain Senior Vice Presidents) incorporated by reference to Exhibit (10.9) of the registrant’s Current Report on Form 8-K filed on March 7, 2007.

10.49
Form of Restricted Stock Unit Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004)(for recipients of restricted stock unit awards other than Chief Executive Officer, Vice Chairmen, Executive Vice Presidents and certain Senior Vice Presidents) incorporated by reference to Exhibit (10.10) of the registrant’s Current Report on Form 8-K filed on March 7, 2007.

10.50
Form of Performance Share Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan for Non-Employee Directors (2004) incorporated by reference to Exhibit (10.11) of the registrant’s Current Report on Form 8-K filed on March 7, 2007.

10.51
Form of Amendment No. 1 to the form of 2006 Performance Share Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan for Non-Employee Directors (2004) incorporated by reference to Exhibit (10.12) of the registrant’s Current Report on Form 8-K filed on March 7, 2007.

10.52
Form of Amendment No. 1 to the form of 2005 Performance Share Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan for Non-Employee Directors (2004) incorporated by reference to Exhibit (10.13) of the registrant’s Current Report on Form 8-K filed on March 7, 2007.

10.53
Form of Stock Unit Agreement under The Chubb Corporation Long-Term Stock Incentive Plan for Non-Employee Directors (2004) incorporated by reference to Exhibit (10.14) of the registrant’s Current Report on Form 8-K filed on March 7, 2007.

11.1	Computation of earnings per share included in Note (16) of the Notes to Consolidated Financial Statements.
12.1	Computation of ratio of consolidated earnings to fixed charges filed herewith.
21.1	Subsidiaries of the registrant filed herewith.

Exhibit
Number		Description

23.1		Consent of Independent Registered Public Accounting Firm filed herewith.
	—	Rule 13a-14(a)/15d-14(a) Certifications.
31.1		Certification by John D. Finnegan filed herewith.
31.2		Certification by Michael O’Reilly filed herewith.
	—	Section 1350 Certifications.
32.1		Certification by John D. Finnegan filed herewith.
32.2		Certification by Michael O’Reilly filed herewith.