Form 10-Q
period 2008-03-31
CHUBB CORP
filed 2008-05-08
CIK 20171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
      Large accelerated filer ☑               Accelerated filer ☐                         Non-accelerated filer ☐                         Smaller reporting company ☐
                                        (Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐                     NO ☑
     The number of shares of common stock outstanding as of March 31, 2008 was 365,488,126.

THE CHUBB CORPORATION
INDEX

Part I. FINANCIAL INFORMATION
Item 1 — Financial Statements
THE CHUBB CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31

	2008	2007
	(in millions)
Revenues
Premiums Earned	$2,976	$2,985
Investment Income	439	414
Other Revenues	6	3
Realized Investment Gains, Net	68	117

Total Revenues	3,489	3,519

Losses and Expenses
Losses and Loss Expenses	1,584	1,580
Amortization of Deferred Policy Acquisition Costs	774	764
Other Insurance Operating Costs and Expenses	116	113
Investment Expenses	9	12
Other Expenses	12	4
Corporate Expenses	65	45

Total Losses and Expenses	2,560	2,518

Income Before Federal and Foreign Income Tax	929	1,001
Federal and Foreign Income Tax	265	291

Net Income	$664	$710

Net Income Per Share
Basic	$1.80	$1.74
Diluted	1.77	1.71

Dividends Declared Per Share	.33	.29
See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
CONSOLIDATED BALANCE SHEETS

	Mar. 31,	Dec. 31,
	2008	2007
	(in millions)
Assets

Invested Assets
Short Term Investments	$1,892	$1,839
Fixed Maturities
Tax Exempt (cost $18,180 and $18,208)	18,459	18,559
Taxable (cost $15,448 and $15,266)	15,612	15,312
Equity Securities (cost $1,869 and $1,907)	2,008	2,320
Other Invested Assets	2,108	2,051

TOTAL INVESTED ASSETS	40,079	40,081

Cash	25	49
Securities Lending Collateral	1,859	1,247
Accrued Investment Income	439	440
Premiums Receivable	2,204	2,227
Reinsurance Recoverable on Unpaid Losses and Loss Expenses	2,297	2,307
Prepaid Reinsurance Premiums	397	392
Deferred Policy Acquisition Costs	1,575	1,556
Deferred Income Tax	424	442
Goodwill	467	467
Other Assets	1,427	1,366

TOTAL ASSETS	$51,193	$50,574

Liabilities

Unpaid Losses and Loss Expenses	$22,893	$22,623
Unearned Premiums	6,594	6,599
Securities Lending Payable	1,859	1,247
Long Term Debt	3,460	3,460
Dividend Payable to Shareholders	122	110
Accrued Expenses and Other Liabilities	1,918	2,090

TOTAL LIABILITIES	36,846	36,129

Contingent Liabilities (Note 5)

Shareholders’ Equity

Common Stock — $1 Par Value; 371,983,070 and 374,649,923 Shares	372	375
Paid-In Surplus	213	346
Retained Earnings	13,726	13,280
Accumulated Other Comprehensive Income	362	444
Treasury Stock, at Cost – 6,494,944 Shares in 2008	(326)	—

TOTAL SHAREHOLDERS’ EQUITY	14,347	14,445

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$51,193	$50,574

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31

	2008	2007
	(in millions)
Net Income	$664	$710

Other Comprehensive Income (Loss), Net of Tax Change in Unrealized Appreciation of Investments	(148)	(12)
Foreign Currency Translation Gains (Losses)	61	(12)
Amortization of Net Loss and Prior Service Cost Included in Net Postretirement Benefit Costs	5	5

	(82)	(19)

Comprehensive Income	$582	$691

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31

	2008	2007
	(in millions)
Cash Flows from Operating Activities
Net Income	$664	$710
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Increase in Unpaid Losses and Loss Expenses, Net	280	120
Decrease in Unearned Premiums, Net	(40)	(118)
Decrease in Premiums Receivable	23	129
Decrease in Reinsurance Recoverable on Paid Losses	71	58
Deferred Income Tax	75	67
Amortization of Premiums and Discounts on Fixed Maturities	55	58
Depreciation	15	17
Realized Investment Gains, Net	(68)	(117)
Other, Net	(368)	(217)

Net Cash Provided by Operating Activities	707	707

Cash Flows from Investing Activities
Proceeds from Fixed Maturities
Sales	644	498
Maturities, Calls and Redemptions	594	458
Proceeds from Sales of Equity Securities	64	56
Purchases of Fixed Maturities	(1,302)	(1,732)
Purchases of Equity Securities	(32)	(104)
Investments in Other Invested Assets, Net	21	(41)
Increase in Short Term Investments, Net	(23)	(106)
Increase (Decrease) in Net Payable from Security Transactions Not Settled	(22)	83
Purchases of Property and Equipment, Net	(11)	(7)

Net Cash Used in Investing Activities	(67)	(895)

Cash Flows from Financing Activities
Proceeds from Issuance of Long Term Debt	—	1,000
Repayment of Long Term Debt	—	(125)
Proceeds from Issuance of Common Stock Under Stock-Based Employee Compensation Plans	42	44
Repurchase of Shares	(595)	(610)
Dividends Paid to Shareholders	(110)	(104)
Other, Net	(1)	(13)

Net Cash Provided by (Used in) Financing Activities	(664)	192

Net Increase (Decrease) in Cash	(24)	4

Cash at Beginning of Year	49	38

Cash at End of Period	$25	$42

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1)	General
     The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of The Chubb Corporation (Chubb) and its subsidiaries (collectively, the Corporation). Significant intercompany transactions have been eliminated in consolidation.
     The amounts included in this report are unaudited but include those adjustments, consisting of normal recurring items, that management considers necessary for a fair presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Notes to Consolidated Financial Statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.
2)	Adoption of New Accounting Pronouncements
     Effective January 1, 2008, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. The Statement does not expand the use of fair value to any new circumstances. The adoption of SFAS No. 157 did not have a significant effect on the Corporation’s financial position or results of operations.
3)	Investments
     Short term investments, which have an original maturity of one year or less, are carried at amortized cost, which approximates fair value. Fixed maturities and equity securities, all of which are classified as available-for-sale, are carried at fair value as of the balance sheet date. Fair value is defined as the price that would be received to sell the security in an orderly transaction between market participants.
     Fair values of fixed maturities and equity securities are determined using valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Fair values are generally measured using quoted prices in active markets for identical securities or other inputs, such as quoted prices for similar securities, that are observable, either directly or indirectly. Where observable inputs are not available, fair value estimates are derived from unobservable inputs. Unobservable inputs reflect the Corporation’s assumptions about the assumptions that market participants would use in pricing the security and are developed based on the best information available in the circumstances. Fair value estimates derived from unobservable inputs are significantly affected by the assumptions used, including the discount rates and the estimated amounts and timing of future cash flows. The derived fair value estimates cannot be substantiated by comparison to independent markets and are not necessarily indicative of the amounts that would be realized in a current market exchange.

     The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:
Level 1	— Unadjusted quoted prices in active markets for identical assets.

Level 2	— Other inputs that are observable for the asset, either directly or indirectly.

Level 3	— Inputs that are unobservable.
     The fair value of fixed maturities and equity securities at March 31, 2008 categorized based upon the lowest level of input that was significant to the fair value measurement was as follows:

	Level 1	Level 2	Level 3	Total
	(in millions)
Fixed maturities	$—	$33,654	$417	$34,071

Equity securities	1,995	—	13	2,008
     The change in unrealized appreciation of fixed maturities and equity securities was as follows:

	Three Months Ended
	March 31
	2008	2007
	(in millions)
Change in unrealized appreciation of fixed maturities	$46	$(36)
Change in unrealized appreciation of equity securities	(274)	17

	(228)	(19)

Deferred income tax credit	(80)	(7)

Change in unrealized appreciation of investments, net	$(148)	$(12)

4)	Segments Information
     The principal business of the Corporation is the sale of property and casualty insurance. The profitability of the property and casualty insurance business depends on the results of both underwriting and investment operations, which are viewed as two distinct operations. The underwriting operations are managed and evaluated separately from the investment function.
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
     Corporate and other includes investment income earned on corporate invested assets, corporate expenses and the results of the Corporation’s non-insurance subsidiaries.

     Revenues and income before income tax of the operating segments were as follows:

	Three Months Ended
	March 31
	2008	2007
	(in millions)
Revenues
Property and casualty insurance
Premiums earned
Personal insurance	$940	$894
Commercial insurance	1,266	1,277
Specialty insurance	750	741

Total insurance	2,956	2,912

Reinsurance assumed	20	73

	2,976	2,985

Investment income	418	392

Other revenues	3	2

Total property and casualty insurance	3,397	3,379

Corporate and other	24	23
Realized investment gains	68	117

Total revenues	$3,489	$3,519

Income before income tax
Property and casualty insurance
Underwriting
Personal insurance	$164	$202
Commercial insurance	138	144
Specialty insurance	177	141

Total insurance	479	487

Reinsurance assumed	10	43

	489	530

Increase (decrease) in deferred policy acquisition costs	13	(3)

Underwriting income	502	527

Investment income	410	381

Other income	3	3

Total property and casualty insurance	915	911

Corporate and other loss	(54)	(27)
Realized investment gains	68	117

Total income before income tax	$929	$1,001

5)	Contingent Liabilities
     Chubb and certain of its subsidiaries have been involved in the investigations of certain business practices in the property and casualty insurance industry by various Attorneys General and other regulatory authorities of several states, the U.S. Securities and Exchange Commission, the U.S. Attorney for the Southern District of New York and certain non-U.S. regulatory authorities with respect to, among other things, (1) potential conflicts of interest and anti-competitive behavior arising from the payment of contingent commissions to brokers and agents and (2) loss mitigation and finite reinsurance arrangements. In connection with these investigations, Chubb and certain of its subsidiaries have received subpoenas and other requests for information from various regulators. The Corporation has been cooperating fully with these investigations. In December 2006, the Corporation settled with the Attorneys General of New York, Connecticut and Illinois all issues arising out of their investigations. On August 24, 2007, Chubb and certain of its subsidiaries were named as defendants in an action filed by the Ohio Attorney General against several insurers and one broker. This action alleges violations of Ohio’s antitrust laws. The Corporation and the other defendants have filed motions to dismiss the Attorney General’s complaint. On April 29, 2008, oral arguments were held on the motions to dismiss, which are still pending. Although no other Attorney General or regulator has initiated an action against the Corporation, it is possible that such an action may be brought against the Corporation with respect to some or all of the issues that are the focus of these ongoing investigations.
     Individual actions and purported class actions arising out of the investigations into the payment of contingent commissions to brokers and agents have been filed in a number of federal and state courts. On August 1, 2005, Chubb and certain of its subsidiaries were named in a putative class action entitled In re Insurance Brokerage Antitrust Litigation in the U.S. District Court for the District of New Jersey. This action, brought against several brokers and insurers on behalf of a class of persons who purchased insurance through the broker defendants, asserts claims under the Sherman Act and state law and the Racketeer Influenced and Corrupt Organizations Act (RICO) arising from the alleged unlawful use of contingent commission agreements. Chubb and certain of its subsidiaries have also been named as defendants in two putative class actions relating to allegations of unlawful use of contingent commission arrangements that were originally filed in state court. The first was filed on February 16, 2005 in Seminole County, Florida. The second was filed on May 17, 2005 in Essex County, Massachusetts. Both cases were removed to federal court and then transferred by the Judicial Panel on Multidistrict Litigation to the U.S. District Court for the District of New Jersey for consolidation with the In re Insurance Brokerage Antitrust Litigation. Since being transferred to the District of New Jersey, the plaintiff in the former action has been inactive, and that action currently is stayed. The latter action has been voluntarily dismissed. On September 28, 2007, the U.S. District Court for the District of New Jersey dismissed the second amended complaint filed by the plaintiffs in the In re Insurance Brokerage Antitrust Litigation in its entirety. In so doing, the court dismissed the plaintiffs’ Sherman Act and RICO claims with prejudice for failure to state a claim, and it dismissed the plaintiffs’ state law claims without prejudice because it declined to exercise supplemental jurisdiction over them. The plaintiffs have appealed the dismissal of their second amended complaint to the U.S. Court of Appeals for the Third Circuit, and that appeal is currently pending.

     In December 2005, Chubb and certain of its subsidiaries were named in a putative class action similar to the In re Insurance Brokerage Antitrust Litigation. The action is pending in the U.S. District Court for the District of New Jersey and has been assigned to the judge who is presiding over the In re Insurance Brokerage Antitrust Litigation. The complaint has never been served in this matter. Separately, in April 2006, Chubb and one of its subsidiaries were named in an action similar to the In re Insurance Brokerage Antitrust Litigation. This action was filed in the U.S. District Court for the Northern District of Georgia and subsequently was transferred by the Judicial Panel on Multidistrict Litigation to the U.S. District Court for the District of New Jersey for consolidation with the In re Insurance Brokerage Antitrust Litigation. This action currently is stayed. On May 21, 2007, Chubb and one of its subsidiaries were named as defendants in another action similar to the In re Insurance Brokerage Antitrust Litigation. This action was filed in the U.S. District Court for the District of New Jersey and consolidated with the In re Insurance Brokerage Antitrust Litigation. This action currently is stayed.
     On October 12, 2007, certain of Chubb’s subsidiaries were named as defendants in an action similar to the In re Insurance Brokerage Antitrust Litigation. This action was filed in the U.S. District Court for the Northern District of Georgia. This action has been identified to the Judicial Panel on Multidistrict Litigation as a potential “tag-along action” to the In re Insurance Brokerage Antitrust Litigation. The Corporation currently anticipates that this action will be transferred by the Judicial Panel on Multidistrict Litigation to the U.S. District Court for the District of New Jersey and consolidated with the In re Insurance Brokerage Antitrust Litigation.
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

6)	Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31
	2008	2007
	(in millions, except
	per share amounts)
Basic earnings per share:
Net income	$664	$710

Weighted average number of common shares outstanding	369.9	407.2

Basic earnings per share	$1.80	$1.74

Diluted earnings per share:
Net income	$664	$710

Weighted average number of common shares outstanding	369.9	407.2
Additional shares from assumed exercise of stock-based compensation awards	5.9	7.1

Weighted average number of common shares and potential common shares assumed outstanding for computing diluted earnings per share	375.8	414.3

Diluted earnings per share	$1.77	$1.71

7)	Subsequent Events
     Chubb repaid $225 million of outstanding 3.95% notes due April 1, 2008 when due.
     In May 2008, Chubb issued $600 million of unsecured 5.75% senior notes due May 15, 2018 and $600 million of unsecured 6.5% senior notes due May 15, 2038.

Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition of the Corporation as of March 31, 2008 compared with December 31, 2007 and the results of operations for the quarters ended March 31, 2008 and 2007. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes contained in this report and the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.
Cautionary Statement Regarding Forward-Looking Information
     Certain statements in this document are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 (PSLRA). These forward-looking statements are made pursuant to the safe harbor provisions of the PSLRA and include statements regarding our loss reserve and reinsurance recoverable estimates; the impact of changes to our reinsurance program; premium volume, rates, terms and conditions and competition; the repurchase of common stock under our share repurchase program; and our capital adequacy and funding of liquidity needs. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. These statements are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties, which include, among others, those discussed or identified from time to time in our public filings with the Securities and Exchange Commission and those associated with:
•	global political conditions and the occurrence of terrorist attacks, including any nuclear, biological, chemical or radiological events;
•	the effects of the outbreak or escalation of war or hostilities;
•	premium pricing and profitability or growth estimates overall or by lines of business or geographic area, and related expectations with respect to the timing and terms of any required regulatory approvals;
•	adverse changes in loss cost trends;
•	the ability to retain existing business;
•	our expectations with respect to cash flow projections and investment income and with respect to other income;

•	the adequacy of loss reserves, including:
–	our expectations relating to reinsurance recoverables;

–	the willingness of parties, including us, to settle disputes;

–	developments in judicial decisions or regulatory or legislative actions relating to coverage and liability, in particular, for asbestos, toxic waste and other mass tort claims;

–	development of new theories of liability;

–	our estimates relating to ultimate asbestos liabilities;

–	the impact from the bankruptcy protection sought by various asbestos producers and other related businesses; and

–	the effects of proposed asbestos liability legislation, including the impact of claims patterns arising from the possibility of legislation and those that may arise if legislation is not passed;
•	the availability and cost of reinsurance coverage;
•	the occurrence of significant weather-related or other natural or human-made disasters, particularly in locations where we have concentrations of risk;
•	the impact of economic factors on companies on whose behalf we have issued surety bonds, and in particular, on those companies that file for bankruptcy or otherwise experience deterioration in creditworthiness;
•	the effects of disclosures by, and investigations of, companies relating to possible accounting irregularities, practices in the financial services industry, investment losses or other corporate governance issues, including:
–	claims and litigation arising out of stock option “backdating,” “spring loading” and other option grant practices by public companies;

–	the effects on the capital markets and the markets for directors and officers and errors and omissions insurance;

–	claims and litigation arising out of actual or alleged accounting or other corporate malfeasance by other companies;

–	claims and litigation arising out of practices in the financial services industry;

–	claims and litigation relating to uncertainty in the credit and broader financial markets; and

–	legislative or regulatory proposals or changes;
•	the effects of changes in market practices in the U.S. property and casualty insurance industry, in particular contingent commissions and loss mitigation and finite reinsurance arrangements, arising from any legal or regulatory proceedings, related settlements and industry reform, including changes that have been announced and changes that may occur in the future;
•	the impact of legislative and regulatory developments on our business, including those relating to terrorism and catastrophes;
•	any downgrade in our claims-paying, financial strength or other credit ratings;
•	the ability of our subsidiaries to pay us dividends;

•	general economic and market conditions including:
–	changes in interest rates, market credit spreads and the performance of the financial markets;

–	the effects of inflation;

–	changes in domestic and foreign laws, regulations and taxes;

–	changes in competition and pricing environments;

–	regional or general changes in asset valuations;

–	the inability to reinsure certain risks economically; and

–	changes in the litigation environment; and
•	our ability to implement management’s strategic plans and initiatives.
     Chubb assumes no obligation to update any forward-looking information set forth in this document, which speak as of the date hereof.
Critical Accounting Estimates and Judgments
     The consolidated financial statements include amounts based on informed estimates and judgments of management for transactions that are not yet complete. Such estimates and judgments affect the reported amounts in the financial statements. Those estimates and judgments that were most critical to the preparation of the financial statements involved the determination of loss reserves and the recoverability of related reinsurance recoverables. These estimates and judgments, which are discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007 as supplemented within the following analysis of our results of operations, require the use of assumptions about matters that are highly uncertain and therefore are subject to change as facts and circumstances develop. If different estimates and judgments had been applied, materially different amounts might have been reported in the financial statements.

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
•	Net income was $664 million in the first quarter of 2008 compared with $710 million in the same period of 2007. The decrease in 2008 was due primarily to lower realized investments gains. Net income in both periods benefited from substantial underwriting income in our property and casualty insurance business.

•	Underwriting results were highly profitable in the first quarter of both 2008 and 2007 as evidenced by the combined loss and expense ratio of 83.9% and 83.4%, respectively.

•	During the first quarter of 2008, we experienced overall favorable development of about $215 million on loss reserves established as of the previous year end, due primarily to favorable loss trends in the professional liability classes and lower than expected emergence of losses in the homeowners and commercial property classes. During the first quarter of 2007, we experienced overall favorable development of about $145 million, largely in the professional liability classes and the homeowners and commercial property classes as well as in the run-off of the reinsurance assumed business.

•	Total net premiums written increased by 2% in the first quarter of 2008 compared with the same period in 2007. Net premiums written in our insurance business increased 3%. The growth was attributable to the impact of currency fluctuation on business written outside the United States due to the weakness of the U.S. dollar. Net premiums written in the United States were flat. In a highly competitive market environment, we continued our emphasis on underwriting discipline. Net premiums written in the reinsurance assumed business, which is in runoff, were not significant in the first quarter of 2008 or 2007.

•	Property and casualty investment income after tax increased 7% in the first quarter of 2008. The growth was due to an increase in invested assets over the past year. For more information on this non-GAAP financial measure, see “Property and Casualty Insurance – Investment Results.”
     A summary of our consolidated net income is as follows:

	Quarter Ended March 31
	2008	2007
	(in millions)
Property and Casualty Insurance	$915	$911
Corporate and Other	(54)	(27)
Realized Investment Gains	68	117

Consolidated Income Before Income Tax	929	1,001
Federal and Foreign Income Tax	265	291

Consolidated Net Income	$664	$710

Property and Casualty Insurance
     A summary of the results of operations of our property and casualty insurance business is as follows:

	Quarter Ended March 31
	2008	2007
	(in millions)
Underwriting
Net Premiums Written	$2,936	$2,867
Decrease in Unearned Premiums	40	118

Premiums Earned	2,976	2,985

Losses and Loss Expenses	1,584	1,580
Operating Costs and Expenses	894	870
Decrease (Increase) in Deferred Policy Acquisition Costs	(13)	3
Dividends to Policyholders	9	5

Underwriting Income	502	527

Investments
Investment Income Before Expenses	418	392
Investment Expenses	8	11

Investment Income	410	381

Other Income	3	3

Property and Casualty Income Before Tax	$915	$911

Property and Casualty Investment Income After Tax	$327	$305

     Property and casualty income before tax was similar in the first quarter of 2008 and 2007. A modest decrease in underwriting income was offset by higher investment income.
     The profitability of the property and casualty insurance business depends on the results of both our underwriting and investment operations. We view these as two distinct operations since the underwriting functions are managed separately from the investment function. Accordingly, in assessing our performance, we evaluate underwriting results separately from investment results.

   Underwriting Results
     We evaluate the underwriting results of our property and casualty insurance business in the aggregate and also for each of our separate business units.
   Net Premiums Written
     Net premiums written were $2.9 billion in the first quarter of 2008, an increase of 2% compared with the same period of 2007.
     Net premiums written by business unit were as follows:

	Quarter Ended March 31		% Increase
	2008	2007	(Decrease)
	(in millions)
Personal insurance	$877	$840	4%
Commercial insurance	1,340	1,306	3
Specialty insurance	703	681	3

Total insurance	2,920	2,827	3
Reinsurance assumed	16	40	(60)

Total	$2,936	$2,867	2

     Net premiums written from our insurance business increased 3% in the first quarter of 2008 compared with the comparable period in 2007. The growth was attributable to the impact of currency fluctuation on business written outside the United States due to the weakness of the U.S. dollar. Premiums in the United States, which represented 73% of our insurance premiums in the first quarter of 2008, were flat. Premiums outside the U.S. increased by 14%; in local currencies, such growth was 4%.
     In a highly competitive market environment, we continued our emphasis on underwriting discipline. Rates continued to be under competitive pressure that varied by class of business and geographic area. We continued to retain a high percentage of our existing customers and to renew these accounts at prices we believe to be appropriate relative to the exposure. However, as was true during the latter half of 2007, we saw fewer opportunities to write new business at acceptable rates. We expect the competitive market environment to continue throughout 2008.
     Net premiums written in the reinsurance assumed business, which is in runoff, were not significant in the first quarter of 2008 or 2007.
  Reinsurance Ceded
     Our premiums written are net of amounts ceded to reinsurers who assume a portion of the risk under the insurance policies we write that are subject to the reinsurance.
     Reinsurance rates for property risks have declined somewhat in 2008. However, capacity restrictions continued in some segments of the marketplace.
     We renewed our major property reinsurance treaties, which represent the most significant component of our reinsurance program, in April 2008.

     On our commercial property per risk treaty, we increased the reinsurance coverage in the top layer of the treaty. This treaty now provides approximately $560 million of coverage per risk in excess of our $25 million retention.
     The structure of our property catastrophe program for events in the United States was modified, but the overall coverage is similar to the previous program. We purchased $200 million of fully collateralized three-year reinsurance coverage in place of traditional reinsurance. This reinsurance was purchased from East Lane Re II Ltd., which financed the provision of reinsurance through the issuance of $200 million in catastrophe bonds to investors under three separate bond tranches. The current traditional catastrophe reinsurance treaty, in combination with the collateralized coverage, provides coverage of approximately 70% of losses (net of recoveries from other available reinsurance) between $350 million and $1.3 billion, with additional coverage of 60% of losses between $1.3 billion and $2.05 billion in the northeastern part of the United States, where we have our greatest concentration of catastrophe exposure.
     We have additional fully collateralized four-year reinsurance coverage, purchased in 2007, for homeowners-related losses sustained from qualifying hurricane loss events in the northeastern part of the United States. This reinsurance was purchased from East Lane Re Ltd., which financed the provision of reinsurance through the issuance of $250 million in catastrophe bonds to investors under two separate bond tranches. This reinsurance provides coverage in 2008 of approximately 30% of covered losses between $1.35 billion and $2.2 billion.
     We have additional reinsurance from the Florida Hurricane Catastrophe Fund, which is a state-mandated fund designed to reimburse insurers for a portion of their residential catastrophic hurricane losses. Our participation in this program limits our initial retention in Florida for homeowners related losses to approximately $185 million.
     On our property catastrophe treaty for events outside the United States, we increased the reinsurance coverage in the top layer of the treaty by $50 million and modestly increased our participation in the program. The treaty now provides coverage of approximately 85% of losses (net of recoveries from other available reinsurance) between $75 million and $325 million.
     Our property reinsurance treaties generally contain terrorism exclusions for acts perpetrated by foreign terrorists.
     We expect that the overall cost of our property reinsurance program in 2008 will be modestly lower than that in 2007. We do not expect the changes we made to our reinsurance program during 2008 to have a material effect on the Corporation’s results of operations, financial condition or liquidity.

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
     Underwriting results were highly profitable in the first quarter of 2008 and 2007. The combined loss and expense ratio for our overall property and casualty business was as follows:

	Quarter Ended March 31
	2008	2007
Loss ratio	53.4%	53.0%
Expense ratio	30.5	30.4

Combined ratio	83.9%	83.4%

     The loss ratio was similar in the first quarter of 2008 compared with the same period in 2007. The loss ratio in both years reflects favorable loss experience which we believe resulted from our disciplined underwriting in recent years as well as relatively mild loss trends in certain classes of business.
     Catastrophe losses were $54 million in the first quarter of 2008, which represented 1.8 percentage points of the combined loss and expense ratio, compared with $76 million or 2.5 percentage points in the same period in 2007.
     The expense ratio was similar in the first quarter of 2008 and 2007, as an increase in commissions was offset by lower operating costs related to the run-off of the reinsurance assumed business. The increase in commissions was due to premium growth outside the United States in countries where commission rates are higher than in the United States as well as modestly higher commission rates in the United States in certain classes of business.

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
     Net premiums written from personal insurance, which represented 30% of our premiums written in the first quarter of 2008, increased by 4% in the first quarter of 2008 compared with the same period in 2007. Net premiums written for the classes of business within the personal insurance segment were as follows:

	Quarter Ended March 31		% Increase
	2008	2007	(Decrease)
	(in millions)
Automobile	$142	$147	(3)%
Homeowners	539	520	4
Other	196	173	13

Total personal	$877	$840	4

     Personal automobile premiums decreased in the first quarter of 2008 due to a highly competitive U.S. marketplace. Premium growth in our homeowners business was due primarily to increased insurance-to-value. The in-force policy count for this class decreased slightly during the first quarter of 2008. Our other personal business includes insurance for excess liability, yacht and accident coverages. The substantial growth in this business was due primarily to a significant increase in accident premiums.
     Our personal insurance business produced highly profitable underwriting results in the first quarter of both 2008 and 2007, but more so in 2007. The combined loss and expense ratios for the classes of business within the personal insurance segment were as follows:

	Quarter Ended March 31
	2008	2007
Automobile	93.1%	95.4%
Homeowners	80.1	71.1
Other	93.9	93.1

Total personal	84.8%	79.3%

     Our personal automobile business produced modestly more profitable results in the first quarter of 2008 compared with the same period in 2007. The non-U.S. component of this business, which was unprofitable in the first quarter of 2007, was profitable in the 2008 period.

     Homeowners results were highly profitable in the first quarter of 2008 and 2007. Results were less profitable in the 2008 period due primarily to the significantly greater impact of large non-catastrophe fire losses. Catastrophe losses represented 2.6 percentage points of the combined ratio for this class in the first quarter of 2008 compared with 2.0 percentage points in the same period of 2007.
     Other personal results were similarly profitable in the first quarter of 2008 and 2007. Our accident business was highly profitable in both periods but more so in 2007. Our yacht business was modestly profitable in the first quarter of 2008 compared with highly profitable results in the same period of 2007. Results in 2008 were adversely affected by two large losses. Our excess liability results were modestly unprofitable in the first quarter of 2008 compared with highly unprofitable results in the same period of 2007. Results in 2007 were adversely affected by inadequate pricing and unfavorable prior year loss development. Excess liability rates have increased modestly in the past year.
  Commercial Insurance
     Net premiums written from commercial insurance, which represented 46% of our premiums written in the first quarter of 2008, increased by 3% in the first quarter of 2008 compared with the same period a year ago. Net premiums written for the classes of business within the commercial insurance segment were as follows:

	Quarter Ended March 31		% Increase
	2008	2007	(Decrease)
	(in millions)
Multiple Peril	$295	$307	(4)%
Casualty	460	441	4
Workers’ compensation	248	257	(4)
Property and marine	337	301	12

Total commercial	$1,340	$1,306	3

     The modest increase in premiums in our commercial insurance business in the first quarter of 2008 was attributable to growth outside the United States due to the impact of currency fluctuation as well as selective initiatives, particularly in the property and marine segment. Premiums in the United States decreased slightly due to a highly competitive marketplace, particularly for new business. Overall, rates were down modestly in the first quarter of 2008 across all classes of business. Certain classes of business, such as workers’ compensation and large property risks, and geographic areas experienced more competitive pressure than others. Retention levels of our existing customers remained strong, slightly higher than those in the first quarter of 2007. However, new business volume in the first quarter of 2008 was down from 2007 levels as it has become more difficult to find new opportunities at acceptable rates. We have continued to maintain our underwriting discipline in the highly competitive market, renewing business and writing new business only where we believe we are securing acceptable rates and appropriate terms and conditions for the exposures. We expect the competitive market to continue for the remainder of 2008.

     Our commercial insurance business produced highly profitable underwriting results in the first quarter of both 2008 and 2007. The combined loss and expense ratios for the classes of business within the commercial insurance segment were as follows:

	Quarter Ended March 31
	2008	2007
Multiple peril	78.4%	83.3%
Casualty	92.4	94.3
Workers compensation	82.9	77.3
Property and marine	93.1	93.2

Total commercial	87.2%	88.0%

     Results in both years benefited from better terms and conditions and disciplined risk selection in recent years. Additionally, favorable loss experience has mitigated margin compression from modest rate decreases over the past few years.
     Multiple peril results were highly profitable in the first quarter of both 2008 and 2007, but more so in 2008, particularly in the property component of this business. Results in both periods benefited from very favorable loss experience. The impact of catastrophe losses was modest in both years, representing 2.8 and 1.9 percentage points of the combined ratio for this class in the first quarter of 2008 and 2007, respectively.
     Our casualty business produced profitable results in the first quarter of both 2008 and 2007. The automobile and primarily liability components of this business were highly profitable in both periods. The excess liability component produced profitable results in the first quarter of 2008 compared with breakeven results in the comparable period in 2007. Excess liability results in 2008 benefited from favorable prior year loss development.
     Workers’ compensation results were highly profitable in the first quarter of 2008 and 2007, but more so in 2007. Results in both periods benefited from our disciplined risk selection during the past several years as well as favorable claim cost trends, resulting in part from the positive effect of reforms in California. The less profitable results in 2008 were primarily due to lower earned premiums, the result of rate reductions associated with state reforms and increased competition.
     Property and marine results were similarly profitable in the first quarter of both years, as lower catastrophe losses in 2008 were offset by higher non-catastrophe losses, due in part to a greater number of large losses. Catastrophe losses represented 8.1 percentage points of the combined ratio for this class in the first quarter of 2008 compared with a 19.3 percentage points in the same period of 2007.

   Specialty Insurance
     Net premiums written from specialty insurance, which represented 24% of our premiums written in the first quarter of 2008, increased by 3% in the first quarter of 2008 compared with the same period a year ago. Net premiums written for the classes of business within the specialty insurance segment were as follows:

	Quarter Ended March 31		% Increase
	2008	2007	(Decrease)
	(in millions)
Professional liability	$604	$597	1%
Surety	99	84	18

Total specialty	$703	$681	3

     Premium growth in the professional liability classes was constrained due to the continuing competitive pressure on rates, particularly in the directors and officers liability component, and our commitment to maintain underwriting discipline in this environment. While we generally continued to see rate decreases consistent with those in the last half of 2007, we have begun to see rate increases with respect to directors and officers liability insurance for public financial institutions, with significant increases for those companies that have been directly implicated in the current credit crisis. Retention levels in the professional liability classes remained strong in the first quarter of 2008, comparable to those in the same period in 2007. New business volume in 2008 was also comparable to that in 2007. We continued to get what we believe are acceptable rates and appropriate terms and conditions on both new business and renewals. Overall, we expect the competitive market to continue for the balance of 2008.
     The significant growth in net premiums written for our surety business in the first quarter of 2008 was due primarily to several large bonds written in the quarter. We expect growth to slow as the year progresses.
     Our specialty insurance business produced more profitable underwriting results in the first quarter of 2008 compared with the same period in 2007. The combined loss and expense ratios for the classes of business within the specialty insurance segment were as follows:

	Quarter Ended March 31
	2008	2007
Professional liability	83.7%	89.0%
Surety	30.8	31.4

Total specialty	78.1%	83.1%

     Our professional liability business produced highly profitable results in the first quarter of 2008 and 2007, but more so in 2008. The fidelity class was highly profitable in the first quarter of both years due to favorable loss experience. The results of the directors and officers liability, employment practices liability and fiduciary liability classes were more profitable in the first quarter of 2008 compared with the same period in 2007 due to a higher amount of favorable prior year loss development. The favorable development in both years was due to the recognition of the increasingly positive loss trends we have been experiencing related to accident years 2005 and prior. These trends were largely the result of a favorable business climate, lower policy limits and better terms and conditions.

     Surety results were highly profitable in the first quarter of both 2008 and 2007. Our surety business tends to be characterized by infrequent but potentially high severity losses.
   Reinsurance Assumed
     Net premiums written from our reinsurance assumed business, which is in runoff, were not significant in the first quarter of 2008 or 2007.
     Reinsurance assumed results were profitable in the first quarter of 2008 and 2007, but more so in 2007 due to significant favorable prior year loss development.
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

     Our gross case and incurred but not reported (IBNR) loss reserves and related reinsurance recoverable by class of business were as follows:

					Net
	Gross Loss Reserves			Reinsurance	Loss
March 31, 2008	Case	IBNR	Total	Recoverable	Reserves
	(in millions)
Personal insurance
Automobile	$221	$200	$421	$14	$407
Homeowners	441	304	745	28	717
Other	435	553	988	208	780

Total personal	1,097	1,057	2,154	250	1,904

Commercial insurance
Multiple peril	620	1,035	1,655	39	1,616
Casualty	1,647	4,461	6,108	416	5,692
Workers’ compensation	846	1,342	2,188	249	1,939
Property and marine	801	409	1,210	508	702

Total commercial	3,914	7,247	11,161	1,212	9,949

Specialty insurance
Professional liability	2,004	6,160	8,164	559	7,605
Surety	22	52	74	14	60

Total specialty	2,026	6,212	8,238	573	7,665

Total insurance	7,037	14,516	21,553	2,035	19,518

Reinsurance assumed	393	947	1,340	262	1,078

Total	$7,430	$15,463	$22,893	$2,297	$20,596

					Net
	Gross Loss Reserves			Reinsurance	Loss
December 31, 2007	Case	IBNR	Total	Recoverable	Reserves
	(in millions)
Personal insurance
Automobile	$226	$200	$426	$15	$411
Homeowners	432	305	737	32	705
Other	452	526	978	230	748

Total personal	1,110	1,031	2,141	277	1,864

Commercial insurance
Multiple peril	646	1,010	1,656	37	1,619
Casualty	1,640	4,302	5,942	402	5,540
Workers’ compensation	842	1,323	2,165	255	1,910
Property and marine	814	395	1,209	532	677

Total commercial	3,942	7,030	10,972	1,226	9,746

Specialty insurance
Professional liability	2,079	5,999	8,078	552	7,526
Surety	33	52	85	14	71

Total specialty	2,112	6,051	8,163	566	7,597

Total insurance	7,164	14,112	21,276	2,069	19,207

Reinsurance assumed	400	947	1,347	238	1,109

Total	$7,564	$15,059	$22,623	$2,307	$20,316

     Loss reserves, net of reinsurance recoverable, increased by $280 million during the first quarter of 2008. Loss reserves related to our insurance business increased by $311 million, including approximately $110 million related to currency fluctuation due to the weakness of the U.S. dollar. Loss reserves related to our reinsurance assumed business, which is in runoff, decreased by $31 million.
     Gross case reserves related to our insurance business decreased by $127 million during the first quarter of 2008 due to generally low reported loss activity as well as settlements related to previously existing case reserves, particularly in the professional liability classes.
     In establishing the loss reserves of our property and casualty subsidiaries, we consider facts currently known and the present state of the law and coverage litigation. Based on all information currently available, we believe that the aggregate loss reserves at March 31, 2008 were adequate to cover claims for losses that had occurred as of that date, including both those known to us and those yet to be reported. However, as discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007, there are significant uncertainties inherent in the loss reserving process. It is therefore possible that management’s estimate of the ultimate liability for losses that had occurred as of March 31, 2008 may change, which could have a material effect on the Corporation’s results of operations and financial condition.
     Because loss reserve estimates are subject to the outcome of future events, changes in estimates are unavoidable given that actual results can differ from expectations and time is required for changes in trends to be recognized and confirmed. Reserve changes that increase previous estimates of ultimate cost are referred to as unfavorable or adverse development or reserve strengthening. Reserve changes that decrease previous estimates of ultimate cost are referred to as favorable development or reserve releases.
     We estimate that we experienced overall favorable prior year development of about $215 million during the first quarter of 2008 compared with favorable prior year development of about $145 million in the comparable period of 2007.
     The favorable development in the first quarter of 2008 was primarily in the professional liability classes, due to the favorable loss trends related to accident years 2005 and prior, and in the short tail homeowners and commercial property classes, largely related to the 2007 accident year. The favorable development in the first quarter of 2007 was largely in the professional liability classes and the short tail homeowners and commercial property classes. We also experienced significant favorable development in the run-off of the reinsurance assumed business in the first quarter of 2007.
  Investment Results
     Property and casualty investment income before taxes increased by 8% in the first quarter of 2008 compared with the same period in 2007. Growth was due to an increase in invested assets since the first quarter of 2007. The increase in invested assets was due to substantial cash flow from operations over the period.

     The effective tax rate on investment income was 20.2% in the first quarter of 2008 compared with 19.9% in the same period of 2007. The effective tax rate fluctuates as a result of our holding a different proportion of our investment portfolio in tax exempt securities during different periods.
     On an after-tax basis, property and casualty investment income increased by 7% in the first quarter of 2008. The after-tax annualized yield on the investment portfolio that supports the property and casualty insurance business was 3.50% and 3.45% in the first quarter of 2008 and 2007, respectively. Management uses property and casualty investment income after tax, a non-GAAP financial measure, to evaluate its investment performance because it reflects the impact of any change in the proportion of the investment portfolio invested in tax exempt securities and is therefore more meaningful for analysis purposes than investment income before income tax.
Corporate and Other
     Corporate and other includes investment income earned on corporate invested assets, interest expense and other expenses not allocated to our operating subsidiaries and the results of our non-insurance subsidiaries.
     Corporate and other produced a loss before taxes of $54 million in the first quarter of 2008 compared with a loss of $27 million in the first quarter of 2007. The higher loss in 2008 was due mostly to higher interest expense as a result of the issuance of $1.8 billion of new debt during the first half of 2007, the proceeds of which have been used to repurchase Chubb’s common stock.
Realized Investment Gains and Losses
     Net investment gains realized were as follows:

	Quarter Ended March 31
	2008	2007
	(in millions)
Net realized gains
Equity securities	$19	$15
Fixed maturities	4	4
Other invested assets	70	98

	93	117

Other-than-temporary impairment losses
Equity securities	25	—

	25	—

Realized investment gains before tax	$68	$117

Realized investment gains after tax	$44	$76

     The net realized gains on other invested assets represent the aggregate of distributions to us from the limited partnerships in which we have an interest and changes in our equity in the net assets of the partnerships based on valuations provided to us by the manager of each partnership. Due to the timing of our receipt of valuation data from the investment managers, these investments are generally reported on a one quarter lag.

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
     During the first quarter of 2008, our investments in several equity securities were deemed to be other-than-temporarily impaired. We determined that these securities were not likely to recover to our cost basis over a near term period.
Capital Resources and Liquidity
     Capital resources and liquidity represent a company’s overall financial strength and its ability to generate cash flows, borrow funds at competitive rates and raise new capital to meet operating and growth needs.
  Capital Resources
     Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. At March 31, 2008, the Corporation had shareholders’ equity of $14.3 billion and total debt of $3.5 billion.
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
     In December 2007, the Board of Directors authorized the repurchase of up to 28,000,000 shares of Chubb’s common stock. The authorization has no expiration date. During the first quarter of 2008, we repurchased 11,319,984 shares of Chubb’s common stock in open market transactions at a cost of $582 million. As of March 31, 2008, 14,792,686 shares remained under the share repurchase authorization. We expect to repurchase all of the shares remaining under the authorization by the end of 2008, subject to market conditions.

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
     Our strong underwriting results continued to generate substantial new cash. New cash from operations available for investment by our property and casualty subsidiaries was approximately $330 million in the first quarter of 2008 compared with $430 million in the same period in 2007. New cash available was lower in the first quarter of 2008 compared with the same period in 2007 due to a $250 million higher dividend payment by the property and casualty subsidiaries to Chubb.
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

     As a holding company, Chubb’s ability to continue to pay dividends to shareholders and to satisfy its debt obligations relies on the availability of liquid assets, which is dependent in large part on the dividend paying ability of its property and casualty subsidiaries. Our property and casualty subsidiaries are subject to laws and regulations in the jurisdictions in which they operate that restrict the amount of dividends they may pay without the prior approval of regulatory authorities. The restrictions are generally based on net income and on certain levels of policyholders’ surplus as determined in accordance with statutory accounting practices. Dividends in excess of such thresholds are considered “extraordinary” and require prior regulatory approval. The maximum dividend distribution that may be made by the property and casualty subsidiaries to Chubb during 2008 without prior approval is approximately $2.4 billion. During the first quarter of 2008, these subsidiaries paid dividends to Chubb totaling $400 million compared with $150 million during the same period of 2007.
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
     Our objective is to achieve the appropriate mix of taxable and tax exempt securities in our portfolio to balance both investment and tax strategies. At March 31, 2008, 66% of our U.S. fixed maturity portfolio was invested in tax exempt bonds, the same percentage as at the prior year end.
     The unrealized appreciation before tax of investments carried at market value, which consist of fixed maturities and equity securities classified as available-for-sale, was $582 million and $810 million at March 31, 2008 and December 31, 2007, respectively. Such unrealized appreciation is reflected in comprehensive income, net of applicable deferred income tax.
     Changes in unrealized market appreciation or depreciation of fixed maturities were due primarily to fluctuations in interest rates.

Subsequent Events
     Chubb repaid $225 million of outstanding 3.95% notes due April 1, 2008 when due.
     In May 2008, Chubb issued $600 million of unsecured 5.75% senior notes due in 2018 and $600 million of unsecured 6.5% senior notes due in 2038. We intend to use $460 million of the net proceeds to refinance certain indebtedness that will mature in August 2008. Another $225 million of the net proceeds replaced cash utilized to repay the 3.95% notes referred to above. We intend to use the balance of the net proceeds for general corporate purposes.

Item 4 —	Controls and Procedures
     As of March 31, 2008, an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) was performed under the supervision and with the participation of the Corporation’s management, including the chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2008.
     During the quarter ended March 31, 2008, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A — Risk Factors
     Our business is subject to a number of risks, including those identified in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the U.S. Securities and Exchange Commission, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could have a material effect on our business, results of operations, financial condition and/or liquidity.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     The following table summarizes Chubb’s stock repurchased each month in the quarter ended March 31, 2008.

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number	Average	as Part of	Yet Be Purchased
	of Shares	Price Paid	Publicly Announced	Under the
Period	Purchased(a)	Per Share	Plans or Programs	Plans or Programs(b)
January 2008	3,707,884	$53.21	3,707,884	22,404,786

February 2008	2,888,100	51.78	2,888,100	19,516,686

March 2008	4,724,000	49.68	4,724,000	14,792,686

Total	11,319,984	51.37	11,319,984

(a)	The stated amounts exclude 14,668 shares, 87,252 shares and 9,989 shares delivered to Chubb during the months of January 2008, February 2008 and March 2008, respectively, by employees of the Corporation to cover option exercise prices and withholding taxes in connection with the Corporation’s stock-based compensation plans.

(b)	On December 13, 2007, the Board of Directors authorized the repurchase of up to 28,000,000 shares of common stock. The authorization has no expiration date.

Item 6 — Exhibits

Exhibit
Number		Description
	—	Articles of incorporation and by-laws

3.1		By-laws as amended through April 29, 2008 incorporated by reference to Exhibit (3.1) of the registrant’s Current Report on Form 8-K filed on May 2, 2008.

	—	Material Contracts

10.1		Schedule of 2008 Base Salaries for Named Executive Officers incorporated by reference to Exhibit (10.1) of the registrant’s Current Report on Form 8-K filed on March 17, 2008.

	—	Rule 13a-14(a)/15d-14(a) Certifications

31.1		Certification by John D. Finnegan filed herewith.

31.2		Certification by Michael O’Reilly filed herewith.

	—	Section 1350 Certifications

32.1		Certification by John D. Finnegan filed herewith.

32.2		Certification by Michael O’Reilly filed herewith.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, The Chubb Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHUBB CORPORATION (Registrant)
By:	/s/ Henry B. Schram
Henry B. Schram
Senior Vice-President and Chief Accounting Officer

Date: May 8, 2008