Form 10-Q
period 2008-06-30
CHUBB CORP
filed 2008-08-07
CIK 20171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
YES ☑     NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐      NO ☑
     The number of shares of common stock outstanding as of June 30, 2008 was 360,557,474.

THE CHUBB CORPORATION
INDEX

Part I. FINANCIAL INFORMATION
Item 1 — Financial Statements
THE CHUBB CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
PERIODS ENDED JUNE 30

	Second Quarter		Six Months
	2008	2007	2008	2007
	(in millions)
Revenues
Premiums Earned	$2,986	$2,964	$5,962	$5,949
Investment Income	438	431	877	845
Other Revenues	6	32	12	35
Realized Investment Gains (Losses), Net	(76)	94	(8)	211

Total Revenues	3,354	3,521	6,843	7,040

Losses and Expenses
Losses and Loss Expenses	1,749	1,572	3,333	3,152
Amortization of Deferred Policy Acquisition Costs	781	746	1,555	1,510
Other Insurance Operating Costs and Expenses	110	109	226	222
Investment Expenses	8	7	17	19
Other Expenses	5	33	17	37
Corporate Expenses	72	67	137	112

Total Losses and Expenses	2,725	2,534	5,285	5,052

Income Before Federal and Foreign Income Tax	629	987	1,558	1,988
Federal and Foreign Income Tax	160	278	425	569

Net Income	$469	$709	$1,133	$1,419

Net Income Per Share

Basic	$1.29	$1.78	$3.09	$3.52
Diluted	1.27	1.75	3.04	3.46

Dividends Declared Per Share	.33	.29	.66	.58
See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	Dec. 31,
	2008	2007
	(in millions)
Assets

Invested Assets
Short Term Investments	$2,677	$1,839
Fixed Maturities
Tax Exempt (cost $18,183 and $18,208)	18,258	18,559
Taxable (cost $15,803 and $15,266)	15,673	15,312
Equity Securities (cost $1,845 and $1,907)	1,996	2,320
Other Invested Assets	2,154	2,051

TOTAL INVESTED ASSETS	40,758	40,081

Cash	49	49
Securities Lending Collateral	1,390	1,247
Accrued Investment Income	446	440
Premiums Receivable	2,349	2,227
Reinsurance Recoverable on Unpaid Losses and Loss Expenses	2,355	2,307
Prepaid Reinsurance Premiums	424	392
Deferred Policy Acquisition Costs	1,596	1,556
Deferred Income Tax	606	442
Goodwill	467	467
Other Assets	1,388	1,366

TOTAL ASSETS	$51,828	$50,574

Liabilities

Unpaid Losses and Loss Expenses	$23,192	$22,623
Unearned Premiums	6,681	6,599
Securities Lending Payable	1,390	1,247
Long Term Debt	4,435	3,460
Dividend Payable to Shareholders	121	110
Accrued Expenses and Other Liabilities	1,876	2,090

TOTAL LIABILITIES	37,695	36,129

Contingent Liabilities (Note 6)

Shareholders’ Equity

Common Stock — $1 Par Value; 371,980,710 and 374,649,923 Shares	372	375
Paid-In Surplus	221	346
Retained Earnings	14,074	13,280
Accumulated Other Comprehensive Income	46	444
Treasury Stock, at Cost — 11,423,236 Shares in 2008	(580)	—

TOTAL SHAREHOLDERS’ EQUITY	14,133	14,445

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$51,828	$50,574

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PERIODS ENDED JUNE 30

	Second Quarter		Six Months
	2008	2007	2008	2007
	(in millions)

Net Income	$469	$709	$1,133	$1,419

Other Comprehensive Income (Loss), Net of Tax
Change in Unrealized Appreciation of Investments	(316)	(211)	(464)	(223)
Foreign Currency Translation Gains (Losses)	(5)	46	56	34
Amortization of Net Loss and Prior Service Cost Included in Net Postretirement Benefit Costs	5	4	10	9

	(316)	(161)	(398)	(180)

Comprehensive Income	$153	$548	$735	$1,239

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30

	2008	2007
	(in millions)

Cash Flows from Operating Activities
Net Income	$1,133	$1,419
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Increase in Unpaid Losses and Loss Expenses, Net	521	373
Increase (Decrease) in Unearned Premiums, Net	21	(24)
Increase in Premiums Receivable	(122)	(28)
Deferred Income Tax	55	113
Amortization of Premiums and Discounts on Fixed Maturities	106	116
Depreciation	33	35
Realized Investment Losses (Gains), Net	8	(211)
Other, Net	(510)	(394)

Net Cash Provided by Operating Activities	1,245	1,399

Cash Flows from Investing Activities
Proceeds from Fixed Maturities
Sales	1,254	1,966
Maturities, Calls and Redemptions	1,184	793
Proceeds from Sales of Equity Securities	137	138
Purchases of Fixed Maturities	(2,952)	(4,218)
Purchases of Equity Securities	(113)	(273)
Investments in Other Invested Assets, Net	(26)	1
Increase in Short Term Investments, Net	(824)	(378)
Increase in Net Payable from Security Transactions Not Settled	141	179
Purchases of Property and Equipment, Net	(25)	(20)
Other, Net	—	10

Net Cash Used in Investing Activities	(1,224)	(1,802)

Cash Flows from Financing Activities
Proceeds from Issuance of Long Term Debt	1,200	1,800
Repayment of Long Term Debt	(225)	(125)
Proceeds from Issuance of Common Stock Under Stock-Based Employee Compensation Plans	59	85
Repurchase of Shares	(811)	(1,111)
Dividends Paid to Shareholders	(232)	(223)
Other, Net	(12)	(18)

Net Cash Provided by (Used in) Financing Activities	(21)	408

Net Increase in Cash	—	5

Cash at Beginning of Year	49	38

Cash at End of Period	$49	$43

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1)	General
     The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles and include the accounts of The Chubb Corporation (Chubb) and its subsidiaries (collectively, the Corporation). Significant intercompany transactions have been eliminated in consolidation.
     The amounts included in this report are unaudited but include those adjustments, consisting of normal recurring items, that management considers necessary for a fair presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in Chubb’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
     Level 3 — Inputs that are unobservable.
     The fair value of fixed maturities and equity securities at June 30, 2008 categorized based upon the lowest level of input that was significant to the fair value measurement was as follows:

	Level 1	Level 2	Level 3	Total
	(in millions)

Fixed maturities	$—	$33,442	$489	$33,931
Equity securities	1,984	—	12	1,996
     The change in unrealized appreciation of fixed maturities and equity securities was as follows:

	Periods Ended June 30
	Second Quarter		Six Months
	2008	2007	2008	2007
	(in millions)

Change in unrealized appreciation or depreciation of fixed maturities	$(498)	$(461)	$(452)	$(497)
Change in unrealized appreciation of equity securities	12	136	(262)	153

	(486)	(325)	(714)	(344)
Deferred income tax credit	(170)	(114)	(250)	(121)

Change in unrealized appreciation of investments, net	$(316)	$(211)	$(464)	$(223)

4)	Debt
     Chubb repaid $225 million of outstanding 3.95% notes that were due April 1, 2008.
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

     Revenues and income before income tax of the operating segments were as follows:

	Periods Ended June 30
	Second Quarter		Six Months
	2008	2007	2008	2007
	(in millions)
Revenues
Property and casualty insurance
Premiums earned
Personal insurance	$947	$903	$1,887	$1,797
Commercial insurance	1,282	1,281	2,548	2,558
Specialty insurance	738	733	1,488	1,474

Total insurance	2,967	2,917	5,923	5,829

Reinsurance assumed	19	47	39	120

	2,986	2,964	5,962	5,949

Investment income	418	396	836	788

Other revenues	1	4	4	6

Total property and casualty insurance	3,405	3,364	6,802	6,743

Corporate and other	25	63	49	86
Realized investment gains (losses), net	(76)	94	(8)	211

Total revenues	$3,354	$3,521	$6,843	$7,040

Income before income tax
Property and casualty insurance
Underwriting
Personal insurance	$150	$111	$314	$313
Commercial insurance	74	178	212	322
Specialty insurance	86	176	263	317

Total insurance	310	465	789	952

Reinsurance assumed	14	19	24	62

	324	484	813	1,014

Increase in deferred policy acquisition costs	23	56	36	53

Underwriting income	347	540	849	1,067

Investment income	410	390	820	771

Other income	—	1	3	4

Total property and casualty insurance	757	931	1,672	1,842

Corporate and other loss	(52)	(38)	(106)	(65)
Realized investment gains (losses), net	(76)	94	(8)	211

Total income before income tax	$629	$987	$1,558	$1,988

6) Contingent Liabilities
     Chubb and certain of its subsidiaries have been involved in the investigations of certain business practices in the property and casualty insurance industry by various Attorneys General and other regulatory authorities of several states, the U.S. Securities and Exchange Commission, the U.S. Attorney for the Southern District of New York and certain non-U.S. regulatory authorities with respect to, among other things, (1) potential conflicts of interest and anti-competitive behavior arising from the payment of contingent commissions to brokers and agents and (2) loss mitigation and finite reinsurance arrangements. In connection with these investigations, Chubb and certain of its subsidiaries have received subpoenas and other requests for information from various regulators. The Corporation has been cooperating fully with these investigations. In December 2006, the Corporation settled with the Attorneys General of New York, Connecticut and Illinois all issues arising out of their investigations. In August 2007, Chubb and certain of its subsidiaries were named as defendants in an action filed by the Ohio Attorney General against several insurers and one broker in the Court of Common Pleas in Cuyahoga County, Ohio. This action alleges violations of Ohio’s antitrust laws. On July 2, 2008, the court denied the Corporation’s and the other defendants’ motions to dismiss the Attorney General’s complaint. The Corporation’s and the other defendants’ answers to the complaint are due on August 16, 2008 and discovery will begin. Although no other Attorney General or regulator has initiated an action against the Corporation, it is possible that such an action may be brought against the Corporation with respect to some or all of the issues that are the focus of these investigations.
     Individual actions and purported class actions arising out of the investigations into the payment of contingent commissions to brokers and agents have been filed in a number of federal and state courts. In August 2005, Chubb and certain of its subsidiaries were named in a putative class action entitled In re Insurance Brokerage Antitrust Litigation in the U.S. District Court for the District of New Jersey. This action, brought against several brokers and insurers on behalf of a class of persons who purchased insurance through the broker defendants, asserts claims under the Sherman Act and state law and the Racketeer Influenced and Corrupt Organizations Act (RICO) arising from the alleged unlawful use of contingent commission agreements. Chubb and certain of its subsidiaries have also been named as defendants in two putative class actions relating to allegations of unlawful use of contingent commission arrangements that were originally filed in state court. The first was filed in February 2005 in Seminole County, Florida. The second was filed in May 2005 in Essex County, Massachusetts. Both cases were removed to federal court and then transferred by the Judicial Panel on Multidistrict Litigation to the U.S. District Court for the District of New Jersey for consolidation with the In re Insurance Brokerage Antitrust Litigation. Since being transferred to the District of New Jersey, the plaintiff in the former action has been inactive, and that action currently is stayed. The latter action has been voluntarily dismissed. In September 2007, the U.S. District Court for the District of New Jersey dismissed the second amended complaint filed by the plaintiffs in the In re Insurance Brokerage Antitrust Litigation in its entirety. In so doing, the court dismissed the plaintiffs’ Sherman Act and RICO claims with prejudice for failure to state a claim, and it dismissed the plaintiffs’ state law claims without prejudice because it declined to exercise supplemental jurisdiction over them. The plaintiffs have appealed the dismissal of their second amended complaint to the U.S. Court of Appeals for the Third Circuit, and that appeal is currently pending.

     In December 2005, Chubb and certain of its subsidiaries were named in a putative class action similar to the In re Insurance Brokerage Antitrust Litigation. The action is pending in the U.S. District Court for the District of New Jersey and has been assigned to the judge who is presiding over the In re Insurance Brokerage Antitrust Litigation. The complaint has never been served in this matter. Separately, in April 2006, Chubb and one of its subsidiaries were named in an action similar to the In re Insurance Brokerage Antitrust Litigation. This action was filed in the U.S. District Court for the Northern District of Georgia and subsequently was transferred by the Judicial Panel on Multidistrict Litigation to the U.S. District Court for the District of New Jersey for consolidation with the In re Insurance Brokerage Antitrust Litigation. This action currently is stayed. In May 2007, Chubb and one of its subsidiaries were named as defendants in another action similar to the In re Insurance Brokerage Antitrust Litigation. This action was filed in the U.S. District Court for the District of New Jersey and consolidated with the In re Insurance Brokerage Antitrust Litigation. This action currently is stayed.
     In October 2007, certain of Chubb’s subsidiaries were named as defendants in an action similar to the In re Insurance Brokerage Antitrust Litigation. This action was filed in the U.S. District Court for the Northern District of Georgia. This action has been identified to the Judicial Panel on Multidistrict Litigation as a potential “tag-along action” to the In re Insurance Brokerage Antitrust Litigation. The Corporation currently anticipates that this action will be transferred by the Judicial Panel on Multidistrict Litigation to the U.S. District Court for the District of New Jersey and consolidated with the In re Insurance Brokerage Antitrust Litigation.
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

7) Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share:

	Periods Ended June 30
	Second Quarter		Six Months
	2008	2007	2008	2007
	(in millions,
	except for per share amounts)

Basic earnings per share:
Net income	$469	$709	$1,133	$1,419

Weighted average number of common shares outstanding	364.2	398.8	367.1	403.0

Basic earnings per share	$1.29	$1.78	$3.09	$3.52

Diluted earnings per share:
Net income	$469	$709	$1,133	$1,419

Weighted average number of common shares outstanding	364.2	398.8	367.1	403.0
Additional shares from assumed exercise of stock-based compensation awards	5.2	6.9	5.5	7.0

Weighted average number of common shares and potential common shares assumed outstanding for computing diluted earnings per share	369.4	405.7	372.6	410.0

Diluted earnings per share	$1.27	$1.75	$3.04	$3.46

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition of the Corporation as of June 30, 2008 compared with December 31, 2007 and the results of operations for the six months and three months ended June 30, 2008 and 2007. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes contained in this report and the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.
Cautionary Statement Regarding Forward-Looking Information
     Certain statements in this document are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 (PSLRA). These forward-looking statements are made pursuant to the safe harbor provisions of the PSLRA and include statements regarding our loss reserve and reinsurance recoverable estimates; the impact of changes to our reinsurance program; premium volume, rates and terms and conditions of the policies we write; competition; the repurchase of common stock under our share repurchase program; the use of proceeds from recent debt issuances; and our capital adequacy and funding of liquidity needs. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. These statements are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties, which include, among others, those discussed or identified from time to time in our public filings with the Securities and Exchange Commission and those associated with:
•	global political conditions and the occurrence of terrorist attacks, including any nuclear, biological, chemical or radiological events;

•	the effects of the outbreak or escalation of war or hostilities;

•	premium pricing and profitability or growth estimates overall or by lines of business or geographic area, and related expectations with respect to the timing and terms of any required regulatory approvals;

•	adverse changes in loss cost trends;

•	the ability to retain existing business;

•	our expectations with respect to cash flow and investment income and with respect to other income;

•	the adequacy of our loss reserves, including:
–	our expectations relating to reinsurance recoverables;

–	the willingness of parties, including us, to settle disputes;

–	developments in judicial decisions or regulatory or legislative actions relating to coverage and liability, in particular, for asbestos, toxic waste and other mass tort claims;

–	development of new theories of liability;

–	our estimates relating to ultimate asbestos liabilities;

–	the impact from the bankruptcy protection sought by various asbestos producers and other related businesses; and

–	the effects of proposed asbestos liability legislation, including the impact of claims patterns arising from the possibility of legislation and those that may arise if legislation is not passed;
•	the availability and cost of reinsurance coverage;

•	the occurrence of significant weather-related or other natural or human-made disasters, particularly in locations where we have concentrations of risk;

•	the impact of economic factors on companies on whose behalf we have issued surety bonds, and in particular, on those companies that file for bankruptcy or otherwise experience deterioration in creditworthiness;

•	the effects of disclosures by, and investigations of, companies relating to possible accounting irregularities, practices in the financial services industry, investment losses or other corporate governance issues, including:
–	claims and litigation arising out of stock option “backdating,” “spring loading” and other equity grant practices by public companies;

–	the effects on the capital markets and the markets for directors and officers and errors and omissions insurance;

–	claims and litigation arising out of actual or alleged accounting or other corporate malfeasance by other companies;

–	claims and litigation arising out of practices in the financial services industry;

–	claims and litigation relating to uncertainty in the credit and broader financial markets; and

–	legislative or regulatory proposals or changes;
•	the effects of changes in market practices in the U.S. property and casualty insurance industry, in particular contingent commissions and loss mitigation and finite reinsurance arrangements, arising from any legal or regulatory proceedings, related settlements and industry reform, including changes that have been announced and changes that may occur in the future;

•	the impact of legislative and regulatory developments on our business, including those relating to terrorism and catastrophes;

•	any downgrade in our claims-paying, financial strength or other credit ratings;

•	the ability of our subsidiaries to pay us dividends;

•	general economic and market conditions including:
–	changes in interest rates, market credit spreads and the performance of the financial markets;

–	currency fluctuations;

–	the effects of inflation;

–	changes in domestic and foreign laws, regulations and taxes;

–	changes in competition and pricing environments;

–	regional or general changes in asset valuations;

–	the inability to reinsure certain risks economically; and

–	changes in the litigation environment; and
•	our ability to implement management’s strategic plans and initiatives.
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
•	Net income was $1.1 billion in the first six months of 2008 and $469 million in the second quarter compared with $1.4 billion and $709 million, respectively, in the comparable periods of 2007. The lower net income in the 2008 periods was due primarily to two factors. First, underwriting income in our property and casualty insurance business was substantially lower in the 2008 periods compared with the same periods in 2007. Second, we had realized investment losses in the 2008 periods compared with substantial realized investment gains in the 2007 periods.

•	Underwriting results were highly profitable in the first six months and second quarter of 2008 and 2007, but more so in 2007. Results in the second quarter of 2008 were adversely affected by high catastrophe losses and one large surety loss. The combined loss and expense ratio was 86.2% in the first six months of 2008 and 88.5% in the second quarter compared with 83.1% and 82.7% in the respective 2007 periods.

•	During the first six months and second quarter of 2008, we experienced overall favorable development of about $450 million and $235 million, respectively, on loss reserves established as of the previous year end, due primarily to favorable loss trends in certain professional liability and commercial liability classes and lower than expected emergence of losses in the homeowners and commercial property classes. During the first six months and second quarter of 2007, we experienced overall favorable development of about $330 million and $185 million, respectively, primarily in the professional liability classes and the homeowners and commercial property classes as well as in the run-off of the reinsurance assumed business.

•	In a highly competitive market environment, total net premiums written increased by 1% in the first six months of 2008 and were flat in the second quarter compared with the same periods in 2007. Net premiums written in the United States decreased by 2% in the first six months of 2008 and 3% in the second quarter. Net premiums written outside the United States increased by 13% in the first six months of 2008 and 11% in the second quarter; the growth was largely attributable to the impact of currency fluctuation due to the weakness of the U.S. dollar.

•	Property and casualty investment income after tax increased 6% in the first six months of 2008 and 4% in the second quarter compared with the same periods in 2007. The growth was due to an increase in invested assets over the past year. For more information on this non-GAAP financial measure, see “Property and Casualty Insurance — Investment Results.”
     A summary of our consolidated net income is as follows:

	Periods Ended June 30
	Second Quarter		Six Months
	2008	2007	2008	2007
	(in millions)

Property and Casualty Insurance	$757	$931	$1,672	$1,842
Corporate and Other	(52)	(38)	(106)	(65)
Realized Investment Gains (Losses)	(76)	94	(8)	211

Consolidated Income Before Income Tax	629	987	1,558	1,988
Federal and Foreign Income Tax	160	278	425	569

Consolidated Net Income	$469	$709	$1,133	$1,419

Property and Casualty Insurance
     A summary of the results of operations of our property and casualty insurance business is as follows:

	Periods Ended June 30
	Second Quarter		Six Months
	2008	2007	2008	2007
	(in millions)

Underwriting
Net Premiums Written	$3,047	$3,058	$5,983	$5,925
Decrease (Increase) in Unearned Premiums	(61)	(94)	(21)	24

Premiums Earned	2,986	2,964	5,962	5,949

Losses and Loss Expenses	1,749	1,572	3,333	3,152
Operating Costs and Expenses	904	905	1,798	1,775
Increase in Deferred Policy Acquisition Costs	(23)	(56)	(36)	(53)
Dividends to Policyholders	9	3	18	8

Underwriting Income	347	540	849	1,067

Investments
Investment Income Before Expenses	418	396	836	788
Investment Expenses	8	6	16	17

Investment Income	410	390	820	771

Other Income	—	1	3	4

Property and Casualty Income Before Tax	$757	$931	$1,672	$1,842

Property and Casualty Investment Income After Tax	$327	$313	$654	$618

     Property and casualty income before tax was lower in the first six months and second quarter of 2008 compared with the same periods in 2007. Underwriting income was substantially lower in the 2008 periods compared with the same periods in 2007. The deterioration in 2008 was in the second quarter, due primarily to high catastrophe losses, particularly in the commercial property and marine classes, and one large surety loss. Investment income grew in both 2008 periods compared with the same periods in 2007.
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
Net Premiums Written
     Net premiums written were $6.0 billion in the first six months of 2008, an increase of 1% compared with the same period of 2007. Net premiums written in the second quarter of 2008 were $3.0 billion, similar to that in the second quarter of 2007.
     Net premiums written by business unit were as follows:

	Six Months Ended			Quarter Ended
	June 30		% Incr.	June 30		% Incr.
	2008	2007	(Decr.)	2008	2007	(Decr.)
	(in millions)			(in millions)

Personal insurance	$1,892	$1,815	4%	$1,015	$975	4%
Commercial insurance	2,641	2,617	1	1,301	1,311	(1)
Specialty insurance	1,414	1,424	(1)	711	743	(4)

Total insurance	5,947	5,856	2	3,027	3,029	—
Reinsurance assumed	36	69	(48)	20	29	(31)

Total	$5,983	$5,925	1	$3,047	$3,058	—

     Net premiums written from our insurance business increased 2% in the first six months of 2008 and were flat in the second quarter compared with the corresponding periods in 2007. Premiums in the United States, which represented 75% of our insurance premiums in the first six months of 2008, decreased by 2% in the first six months and 3% in the second quarter. Premiums outside the U.S. increased by 13% in the first six months and 11% in the second quarter. The growth outside the U.S. was largely attributable to the impact of currency fluctuation due to the weakness of the U.S. dollar; in local currencies, growth outside the U.S. was 4% and 3%, respectively.
     In a highly competitive market environment, we continued our emphasis on underwriting discipline. Rates continued to be under competitive pressure that varied by class of business and geographic area. We continued to retain a high percentage of our existing customers and to renew these accounts at prices we believe to be appropriate relative to the exposure. However, there continued to be fewer opportunities to write new business at acceptable rates. We expect the market environment to remain competitive during the second half of 2008.
     Net premiums written in the reinsurance assumed business, which is in runoff, were not significant in the first six months or second quarter of 2008 or 2007.
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
     Our property reinsurance treaties generally contain terrorism exclusions for acts perpetrated by foreign terrorists, and for nuclear, biological, chemical and radiological loss causes whether such acts are perpetrated by foreign or domestic terrorists.
     The overall cost of our property reinsurance program in the first six months of 2008 was modestly lower than that in the comparable period in 2007. We do not expect the changes we made to our reinsurance program during 2008 to have a material effect on the Corporation’s results of operations, financial condition or liquidity.

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
     Underwriting results were highly profitable in the first six months and second quarter of 2008 and 2007, but more so in the 2007 periods. The combined loss and expense ratio for our overall property and casualty business was as follows:

	Periods Ended June 30
	Six Months		Second Quarter
	2008	2007	2008	2007

Loss ratio	56.1%	53.1%	58.7%	53.1%
Expense ratio	30.1	30.0	29.8	29.6

Combined ratio	86.2%	83.1%	88.5%	82.7%

     The loss ratio in both years reflects favorable loss experience which we believe resulted from our disciplined underwriting in recent years as well as relatively mild loss trends in certain classes of business. However, the loss ratio was higher in the second quarter of 2008 and, as a result, was higher in the first six months of 2008, compared with the respective periods in 2007. The increase in the loss ratio in the second quarter of 2008 was primarily the result of higher catastrophe losses, particularly in the commercial property and marine classes, and one large surety loss.

     Catastrophe losses were $214 million in the first six months of 2008, which represented 3.6 percentage points of the combined ratio, compared with $191 million or 3.2 percentage points in the same period of 2007. Catastrophe losses were $160 million in the second quarter of 2008, which represented 5.4 percentage points of the combined loss and expense ratio, compared with $115 million or 3.9 percentage points in the same period in 2007. The catastrophe losses in the second quarter of 2008 were primarily related to storms in the midwest United States. The catastrophe losses in the second quarter of 2007 were primarily related to storms on the east coast of the United States and in England.
     The expense ratio was similar in the first six months and second quarter of 2008 and 2007, as an increase in commissions was offset by lower operating costs related to the run-off of our reinsurance assumed business. The increase in commissions was due to premium growth outside the United States in countries where commission rates are higher than in the United States as well as modestly higher commission rates in the United States in certain classes of business.
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
     Net premiums written from personal insurance, which represented 32% of our premiums written in the first six months of 2008, increased by 4% in both the first six months and second quarter of 2008 compared with the same periods in 2007. Net premiums written for the classes of business within the personal insurance segment were as follows:

	Six Months Ended			Quarter Ended
	June 30		% Incr.	June 30		% Incr.
	2008	2007	(Decr.)	2008	2007	(Decr.)
	(in millions)			(in millions)

Automobile	$303	$311	(3)%	$161	$164	(2)%
Homeowners	1,213	1,174	3	674	654	3
Other	376	330	14	180	157	15

Total personal	$1,892	$1,815	4	$1,015	$975	4

     Personal automobile premiums decreased in the 2008 periods due to a highly competitive U.S. marketplace. Premium growth in our homeowners business was due to increased insurance-to-value. The in-force policy count for this class decreased slightly during the first six months of 2008. Our other personal business includes insurance for excess liability, yacht and accident coverages. The substantial growth in this business was due to a significant increase in accident premiums.

     Our personal insurance business produced highly profitable underwriting results in the first six months and second quarter of both 2008 and 2007. The combined loss and expense ratios for the classes of business within the personal insurance segment were as follows:

	Periods Ended June 30
	Six Months		Second Quarter
	2008	2007	2008	2007

Automobile	89.8%	88.8%	86.7%	82.3%
Homeowners	77.4	77.4	75.1	83.8
Other	97.7	93.3	101.5	93.8

Total personal	83.3%	82.3%	81.9%	85.3%

     Our personal automobile business produced highly profitable results in the first six months and second quarter of both 2008 and 2007. Somewhat lower profitability in 2008 in our U.S. personal automobile business was largely offset by improved profitability in our non-U.S. business.
     Homeowners results were highly profitable in the first six months and second quarter of 2008 and 2007 due to favorable loss experience. Results in the second quarter of 2007 were adversely affected by higher catastrophes losses. Catastrophe losses represented 4.7 percentage points of the combined ratio for this class in the first six months of 2008 and 6.7 percentage points in the second quarter compared with 7.2 and 12.2 percentage points, respectively, in the corresponding periods of 2007.
     Other personal results were profitable in the first six months of 2008 but were slightly unprofitable in the second quarter. Results were profitable in both periods in 2007. Our accident business was profitable in the first six months of 2008 and slightly unprofitable in the second quarter compared with highly profitable results in both periods in 2007. Our yacht business was highly profitable in both years, but more so in 2007. Yacht results in 2008 were adversely affected by several large losses. Our excess liability results improved somewhat in 2008 but remained unprofitable. Results in both years were adversely affected by inadequate pricing and, in 2007, by unfavorable prior year loss development. Excess liability rates have increased modestly in the past year.
Commercial Insurance
     Net premiums written from commercial insurance, which represented 44% of our premiums written in the first six months of 2008, increased by 1% in the first six months of 2008 and decreased by 1% in the second quarter compared with the same periods a year ago. Net premiums written for the classes of business within the commercial insurance segment were as follows:

	Six Months Ended			Quarter Ended
	June 30		% Incr.	June 30		% Incr.
	2008	2007	(Decr.)	2008	2007	(Decr.)
	(in millions)			(in millions)

Multiple peril	$607	$613	(1)%	$312	$306	2%
Casualty	896	897	—	436	456	(4)
Workers’ compensation	461	481	(4)	213	224	(5)
Property and marine	677	626	8	340	325	5

Total commercial	$2,641	$2,617	1	$1,301	$1,311	(1)

     Premium growth in the first six months of 2008 was constrained due to a highly competitive marketplace, particularly for new business. The slight increase in premiums written was largely attributable to the impact of currency fluctuation on business outside the United States. Growth in the property and marine classes was due to selective initiatives. Overall, rates in the first six months of 2008 were down modestly. Certain classes of business, such as workers’ compensation and large property risks, and geographic areas experienced more competitive pressure than others. Retention levels of our existing customers remained strong, slightly higher than those in the first six months of 2007. However, new business volume in the first six months of 2008 was down from 2007 levels as it has become more difficult to find new opportunities at acceptable rates. We have continued to maintain our underwriting discipline in the highly competitive market, renewing business and writing new business only where we believe we are securing acceptable rates and appropriate terms and conditions for the exposures. We expect continued pressure on rates in the second half of 2008.
     Our commercial insurance business produced profitable underwriting results in the first six months and second quarter of 2008 compared with highly profitable results in the same periods in 2007. The combined loss and expense ratios for the classes of business within the commercial insurance segment were as follows:

	Periods Ended June 30
	Six Months		Second Quarter
	2008	2007	2008	2007

Multiple peril	78.9%	85.0%	79.5%	86.7%
Casualty	92.1	93.4	91.9	92.4
Workers’ compensation	80.2	74.5	77.8	72.0
Property and marine	107.3	88.4	120.4	83.7

Total commercial	90.5%	86.7%	93.7%	85.4%

     The less profitable results in 2008 were due in large part to higher catastrophe losses in the second quarter, particularly in the property and marine classes. Catastrophe losses represented 6.1 percentage points of the combined ratio for the first six months of 2008 and 9.2 percentage points for the second quarter compared with 4.2 and 3.3 percentage points, respectively, in the same periods of 2007. Results in both years benefited from favorable loss experience, disciplined risk selection and appropriate terms and conditions in recent years.
     Multiple peril results were highly profitable in the first six months and second quarter of both 2008 and 2007, but more so in 2008. The improvement was mainly in the liability component of this business, largely due to favorable prior year loss development. Results in the property component benefited in both years from very favorable loss experience, particularly outside the United States in 2008. Catastrophe losses represented 4.1 percentage points of the combined ratio for this class in the first six months of 2008 and 5.5 percentage points in the second quarter compared with 3.8 and 5.8 percentage points, respectively, for the comparable periods in 2007.

     Our casualty business produced similarly profitable results in the first six months and second quarter of both 2008 and 2007. The automobile and primary liability components of this business were highly profitable in both years. The excess liability component produced profitable results in the first six months and second quarter of 2008 and 2007. Excess liability results in both years, but more so in 2008, benefited from favorable prior year loss development. Casualty results in the first six months and second quarter of 2008 were adversely affected by incurred losses of $25 million and $15 million, respectively, related to toxic waste claims. Casualty results in the first six months and second quarter of 2007 were adversely affected by incurred losses of $43 million and $31 million, respectively, related to asbestos and toxic waste claims. Our analysis of asbestos and toxic waste exposures in the relevant periods of 2008 and 2007 resulted in increases in the estimate of our ultimate liabilities.
     Workers’ compensation results were highly profitable in the first six months and second quarter of 2008 and 2007, but more so in the 2007 periods. Results in both years benefited from our disciplined risk selection during the past several years as well as favorable claim cost trends, resulting in part from the positive effect of reforms in California. The less profitable results in 2008 were primarily due to lower earned premiums, which were due to rate reductions associated with state reforms and increased competition.
     Property and marine results were highly unprofitable in the first six months and second quarter of 2008 compared with highly profitable results in the comparable periods of 2007. The deterioration in 2008 was due primarily to higher catastrophe losses, particularly in the second quarter, and, to a lesser extent, a number of large non-catastrophe losses. Catastrophe losses represented 19.8 percentage points of the combined ratio for these classes in the first six months of 2008 and 30.5 percentage points in the second quarter compared with a 13.6 and 7.9 percentage points, respectively, in the corresponding periods of 2007.
Specialty Insurance
     Net premiums written from specialty insurance, which represented 24% of our premiums written in the first six months of 2008, decreased by 1% in the first six months of 2008 and 4% in the second quarter compared with the same periods a year ago. Net premiums written for the classes of business within the specialty insurance segment were as follows:

	Six Months Ended			Quarter Ended
	June 30		% Incr.	June 30		% Incr.
	2008	2007	(Decr.)	2008	2007	(Decr.)
	(in millions)			(in millions)

Professional liability	$1,230	$1,246	(1)%	$626	$649	(4)%
Surety	184	178	3	85	94	(10)

Total specialty	$1,414	$1,424	(1)	$711	$743	(4)

     Premium growth in the professional liability classes was constrained due to the continuing competitive pressure on rates, particularly in the directors and officers liability component, and our commitment to maintain underwriting discipline in this environment. While professional liability rates generally decreased in the first six months of 2008, rates increased significantly with respect to directors and officers liability insurance for public financial institutions, particularly for those companies that have been directly implicated in the current credit crisis. Retention levels in the professional liability classes remained strong in the first six months of 2008, comparable to those in the same period in 2007. New business volume in 2008 was also comparable to that in 2007. We continued to get what we believe are acceptable rates and appropriate terms and conditions on both new business and renewals. Overall, we expect the competitive market to continue for the balance of 2008.
     Net premiums written for our surety business were lower in the second quarter of 2008 compared with the same period in 2007 due to the difficult credit and economic environment and a more competitive marketplace. Growth in the first quarter had benefited from several large bonds written during the period.
     Our specialty insurance business produced highly profitable underwriting results in the first six months and second quarter of 2008 and 2007, but more so in 2007. The combined loss and expense ratios for the classes of business within the specialty insurance segment were as follows:

	Periods Ended June 30
	Six Months		Second Quarter
	2008	2007	2008	2007

Professional liability	83.8%	84.8%	84.0%	80.5%
Surety	81.4	32.0	128.4	32.7

Total specialty	83.6%	79.4%	89.3%	75.6%

     Our professional liability business produced highly profitable results in the first six months and second quarter of 2008 and 2007. Results in the fiduciary liability and employment practices liability classes were highly profitable in both years. The directors and officers liability class was also profitable in both years; profitability was particularly strong outside the United States in 2008. Results in the errors and omissions liability class were modestly unprofitable in 2008 compared with slightly profitable results in 2007. Collectively, these professional liability classes benefited from a significant amount of favorable prior year loss development in the relevant periods of 2008 and 2007, due to the recognition of the positive loss trends we have been experiencing related to accident years 2005 and prior. These trends were largely the result of a favorable business climate, lower policy limits and better terms and conditions. The fidelity class was highly profitable in 2008 and 2007 due to favorable loss experience. We have set the expected loss ratio for the current accident year for our professional liability business at about breakeven, modestly higher than last year, due in part to the uncertainty surrounding the ongoing credit crisis.
     Surety results in the second quarter of 2008 were highly unprofitable due to one large loss. Despite this, results were highly profitable in the first six months of 2008. Results were exceptionally profitable in the first six months and second quarter of 2007. Our surety business tends to be characterized by infrequent but potentially high severity losses.

Reinsurance Assumed
     Net premiums written from our reinsurance assumed business, which is in runoff, were not significant in the first six months and second quarter of 2008 or 2007.
     Reinsurance assumed results were profitable in the first six months and second quarter of 2008 and 2007. Results in both years, but particularly in the first quarter of 2007, benefited from significant favorable prior year loss development.
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

     Our gross case and incurred but not reported (IBNR) loss reserves and related reinsurance recoverable by class of business were as follows:

					Net
	Gross Loss Reserves			Reinsurance	Loss
June 30, 2008	Case	IBNR	Total	Recoverable	Reserves
	(in millions)

Personal insurance
Automobile	$227	$201	$428	$16	$412
Homeowners	423	312	735	28	707
Other	433	569	1,002	210	792

Total personal	1,083	1,082	2,165	254	1,911

Commercial insurance
Multiple peril	594	1,053	1,647	40	1,607
Casualty	1,590	4,572	6,162	423	5,739
Workers’ compensation	841	1,354	2,195	243	1,952
Property and marine	899	495	1,394	553	841

Total commercial	3,924	7,474	11,398	1,259	10,139

Specialty insurance
Professional liability	2,011	6,167	8,178	543	7,635
Surety	90	51	141	12	129

Total specialty	2,101	6,218	8,319	555	7,764

Total insurance	7,108	14,774	21,882	2,068	19,814

Reinsurance assumed	377	933	1,310	287	1,023

Total	$7,485	$15,707	$23,192	$2,355	$20,837

					Net
	Gross Loss Reserves			Reinsurance	Loss
December 31, 2007	Case	IBNR	Total	Recoverable	Reserves
	(in millions)

Personal insurance
Automobile	$226	$200	$426	$15	$411
Homeowners	432	305	737	32	705
Other	452	526	978	230	748

Total personal	1,110	1,031	2,141	277	1,864

Commercial insurance
Multiple peril	646	1,010	1,656	37	1,619
Casualty	1,640	4,302	5,942	402	5,540
Workers’ compensation	842	1,323	2,165	255	1,910
Property and marine	814	395	1,209	532	677

Total commercial	3,942	7,030	10,972	1,226	9,746

Specialty insurance
Professional liability	2,079	5,999	8,078	552	7,526
Surety	33	52	85	14	71

Total specialty	2,112	6,051	8,163	566	7,597

Total insurance	7,164	14,112	21,276	2,069	19,207

Reinsurance assumed	400	947	1,347	238	1,109

Total	$7,564	$15,059	$22,623	$2,307	$20,316

     Loss reserves, net of reinsurance recoverable, increased by $521 million during the first six months of 2008. Loss reserves related to our insurance business increased by $607 million, including approximately $100 million related to currency fluctuation due to the weakness of the U.S. dollar. Loss reserves related to our reinsurance assumed business, which is in runoff, decreased by $86 million.
     Gross loss reserves related to our commercial property and marine business increased by $185 million during the first six months of 2008 due in large part to substantial catastrophe losses and several large non-catastrophe losses incurred during the period that remained unpaid at June 30. The significant increase in gross surety loss reserves related to the large loss in the second quarter mentioned above.
     In establishing the loss reserves of our property and casualty subsidiaries, we consider facts currently known and the present state of the law and coverage litigation. Based on all information currently available, we believe that the aggregate loss reserves at June 30, 2008 were adequate to cover claims for losses that had occurred as of that date, including both those known to us and those yet to be reported. However, as discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007, there are significant uncertainties inherent in the loss reserving process. It is therefore possible that management’s estimate of the ultimate liability for losses that had occurred as of June 30, 2008 may change, which could have a material effect on the Corporation’s results of operations and financial condition.
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
     We estimate that we experienced overall favorable prior year development of about $450 million during the first six months of 2008 and $235 million in the second quarter compared with favorable prior year development of about $330 million and $185 million, respectively, in the comparable periods of 2007.
     The favorable development in the first six months of 2008 was primarily in certain professional liability and commercial liability classes, due to favorable loss trends related mainly to accident years 2005 and prior, and in the short tail homeowners and commercial property classes, largely related to the lower than expected emergence of losses in the 2007 accident year. The favorable development in the first six months of 2007 was primarily in the professional liability classes and the homeowners and commercial property classes, as well as in the run-off of the reinsurance assumed business.
Investment Results
     Property and casualty investment income before taxes increased by 6% in the first six months of 2008 and 5% in the second quarter compared with the same periods in 2007. Growth was due to an increase in invested assets since the second quarter of 2007. The increase in invested assets was due to substantial cash flow from operations over the period.

     The effective tax rate on investment income was 20.2% in the first six months of 2008 compared with 19.8% in the same period of 2007. The effective tax rate fluctuates as a result of our holding a different proportion of our investment portfolio in tax exempt securities during different periods.
     On an after-tax basis, property and casualty investment income increased by 6% in the first six months of 2008 and 4% in the second quarter compared with the same periods in 2007. The after-tax annualized yield on the investment portfolio that supports the property and casualty insurance business was 3.49% and 3.45% in the first six months of 2008 and 2007, respectively. Management uses property and casualty investment income after tax, a non-GAAP financial measure, to evaluate its investment performance because it reflects the impact of any change in the proportion of the investment portfolio invested in tax exempt securities and is therefore more meaningful for analysis purposes than investment income before income tax.
Corporate and Other
     Corporate and other includes investment income earned on corporate invested assets, interest expense and other expenses not allocated to our operating subsidiaries and the results of our non-insurance subsidiaries.
     Corporate and other produced a loss before taxes of $106 million in the first six months of 2008 compared with a loss of $65 million in the same period of 2007. The higher loss in the first six months of 2008 was due to higher interest expense and lower investment income compared with the same period in 2007. The higher interest expense was the result of higher average debt outstanding during the 2008 period. Investment income was lower due to lower average corporate invested assets during the first six months of 2008, due primarily to the repurchase of Chubb’s common stock.
Realized Investment Gains and Losses
     Net investment gains (losses) realized were as follows:

	Periods Ended June 30
	Second Quarter		Six Months
	2008	2007	2008	2007
	(in millions)

Net realized gains (losses)
Equity securities	$33	$29	$52	$44
Fixed maturities	(7)	(23)	(3)	(19)
Other invested assets	(6)	92	64	190

	20	98	113	215

Other-than-temporary impairment losses
Equity securities	65	4	90	4
Fixed maturities	31	—	31	—

	96	4	121	4

Realized investment gains (losses) before tax	$(76)	$94	$(8)	$211

Realized investment gains (losses) after tax	$(49)	$61	$(5)	$137

     The net realized gains and losses on other invested assets represent the aggregate of distributions to us from the limited partnerships in which we have an interest and changes in our equity in the net assets of the partnerships based on valuations provided to us by the manager of each partnership. Due to the timing of our receipt of valuation data from the investment managers, these investments are generally reported on a one quarter lag.
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
     During the first six months of 2008, our investments in certain equity and fixed maturity securities were deemed to be other-than-temporarily impaired. We determined that the equity investments, primarily in the financial services sector, were not likely to recover to our cost basis over a near term period. We also determined that we could not assert an intent to hold the fixed maturities issued by certain companies in the financial services sector for a period of time sufficient to allow us to recover our cost.
Capital Resources and Liquidity
     Capital resources and liquidity represent a company’s overall financial strength and its ability to generate cash flows, borrow funds at competitive rates and raise new capital to meet operating and growth needs.
Capital Resources
     Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. At June 30, 2008, the Corporation had shareholders’ equity of $14.1 billion and total debt of $4.4 billion.
     In April 2008, Chubb repaid $225 million of outstanding 3.95% notes when due.
     In May 2008, Chubb issued $600 million of unsecured 5.75% senior notes due in 2018 and $600 million of unsecured 6.5% senior notes due in 2038. Of the net proceeds, $460 million will be used to repay indebtedness that matures in August 2008. Another $225 million of the net proceeds replaced cash utilized to repay the 3.95% notes referred to above. The balance of the net proceeds will be used for general corporate purposes.

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
     In December 2007, the Board of Directors authorized the repurchase of up to 28,000,000 shares of Chubb’s common stock. The authorization has no expiration date. During the first six months of 2008, we repurchased 16,797,464 shares of Chubb’s common stock in open market transactions at a cost of $863 million. As of June 30, 2008, 9,315,206 shares remained under the share repurchase authorization. We expect to repurchase all of the shares remaining under the authorization by the end of 2008, subject to market conditions.
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
     The Corporation’s liquidity requirements in the past generally have been met by funds from operations. We expect that our liquidity requirements in the future will be met by funds from operations or borrowings from our credit facility or the issuance of debt and equity securities.
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

     Our strong underwriting results continued to generate substantial new cash. New cash from operations available for investment by our property and casualty subsidiaries was approximately $525 million in the first six months of 2008 compared with $910 million in the same period in 2007. New cash available was lower in the first six months of 2008 compared with the same period in 2007 due to $400 million of higher dividend payments by the property and casualty subsidiaries to Chubb.
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
     As a holding company, Chubb’s ability to continue to pay dividends to shareholders and to satisfy its debt obligations relies on the availability of liquid assets, which is dependent in large part on the dividend paying ability of its property and casualty subsidiaries. Our property and casualty subsidiaries are subject to laws and regulations in the jurisdictions in which they operate that restrict the amount of dividends they may pay without the prior approval of regulatory authorities. The restrictions are generally based on net income and on certain levels of policyholders’ surplus as determined in accordance with statutory accounting practices. Dividends in excess of such thresholds are considered “extraordinary” and require prior regulatory approval. The maximum dividend distribution that may be made by the property and casualty subsidiaries to Chubb during 2008 without prior approval is approximately $2.4 billion. During the first six months of 2008, these subsidiaries paid dividends to Chubb totaling $800 million compared with $400 million during the same period of 2007.
Invested Assets
     The main objectives in managing our investment portfolios are to maximize after-tax investment income and total investment returns while minimizing credit risks in order to ensure that funds will be available to meet our insurance obligations. Investment strategies are developed based on many factors including underwriting results and our resulting tax position, regulatory requirements, fluctuations in interest rates and consideration of other market risks. Investment decisions are centrally managed by investment professionals based on guidelines established by management and approved by the boards of directors of Chubb and its respective operating companies.
     Our investment portfolio is primarily comprised of high quality bonds, principally tax exempt securities, U.S. Treasuries, mortgage-backed securities and corporate issues as well as foreign government and corporate bonds that support our international operations. The portfolio also includes equity securities, primarily publicly traded common stocks, and other invested assets, primarily private equity limited partnerships, all of which are held with the primary objective of capital appreciation.

     Our objective is to achieve the appropriate mix of taxable and tax exempt securities in our portfolio to balance both investment and tax strategies. At June 30, 2008, 65% of our U.S. fixed maturity portfolio was invested in tax exempt bonds, compared with 66% at the prior year end.
     At June 30, 2008, we held $4.4 billion of mortgage-backed securities, which comprised about 30% of our taxable bond portfolio. About 98% of the mortgage-backed securities are rated AAA and the remaining 2% are all investment grade. Of the AAA rated securities, about 60% are residential mortgage-backed securities, consisting of pass-through securities guaranteed by a government agency or government sponsored enterprise (GSE), GSE collateralized mortgage obligations (CMOs) and other AAA rated CMOs, all backed by single family home mortgages. The majority of the CMOs are actively traded in liquid markets. The other 40% of the AAA rated securities are call protected, commercial mortgage-backed securities.
     At June 30, 2008, only about 1% of our bond portfolio was below investment grade and our investment portfolio did not have any direct exposure to either sub-prime mortgages or collateralized debt obligations.
     The unrealized appreciation before tax of investments carried at market value, which consist of fixed maturities and equity securities classified as available-for-sale, was $96 million and $810 million at June 30, 2008 and December 31, 2007, respectively. Such unrealized appreciation is reflected in comprehensive income, net of applicable deferred income tax.
     Changes in unrealized market appreciation or depreciation of fixed maturities were due primarily to fluctuations in interest rates.
Item 4 — Controls and Procedures
     As of June 30, 2008, an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) was performed under the supervision and with the participation of the Corporation’s management, including the chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2008.
     During the quarter ended June 30, 2008, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1 — Legal Proceedings
     As previously disclosed, Chubb and certain of its subsidiaries are defendants in an action filed on August 24, 2007 by the Ohio Attorney General against several insurers and one broker in the Court of Common Pleas in Cuyahoga County, Ohio. This action alleges that the defendants unlawfully used contingent commission agreements and conspired to reduce competition in the insurance markets, in violation of Ohio’s antitrust laws. The action seeks, among other things, treble damages and injunctive and declaratory relief. On July 2, 2008, the court denied the Corporation’s and the other defendants’ motions to dismiss the Attorney General’s complaint. The Corporation’s and the other defendants’ answers to the complaint are due on August 16, 2008 and discovery will begin. The Corporation believes that it has substantial defenses to the allegations included in this action and intends to defend the action vigorously.
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
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     The following table summarizes Chubb’s stock repurchased each month in the quarter ended June 30, 2008.

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number	Average	as Part of	Yet Be Purchased
	of Shares	Price Paid	Publicly Announced	Under the
Period	Purchased (a)	Per Share	Plans or Programs	Plans or Programs (b)
April 2008	1,080,404	$50.57	1,080,404	13,712,282

May 2008	694,400	53.09	694,400	13,017,882

June 2008	3,702,676	51.32	3,702,676	9,315,206

Total	5,477,480	51.40	5,477,480

(a)	The stated amounts exclude 10,753 shares, 74,541 shares and 123 shares delivered to Chubb during the months of April 2008, May 2008 and June 2008, respectively, by employees of the Corporation to cover option exercise prices and withholding taxes in connection with the Corporation’s stock-based compensation plans.

(b)	On December 13, 2007, the Board of Directors authorized the repurchase of up to 28,000,000 shares of common stock. The authorization has no expiration date.

Item 4 — Submission of Matters to a Vote of Security Holders
     Information regarding the matters submitted to a vote of Chubb’s security holders at Chubb’s annual meeting conducted on April 29, 2008, including the voting results relating thereto, is set forth in Item 8.01 of Chubb’s current report on Form 8-K filed with the Securities and Exchange Commission on May 2, 2008. Item 8.01 of this Form 8-K is incorporated herein by reference.
Item 6 — Exhibits

Exhibit
Number	Description
- Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification by John D. Finnegan filed herewith.
31.2	Certification by Michael O’Reilly filed herewith.

- Section 1350 Certifications
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

Date: August 7, 2008