Form 10-Q
period 2008-09-30
CHUBB CORP
filed 2008-11-10
CIK 20171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
YES ☑     NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.(Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO ☑
     The number of shares of common stock outstanding as of September 30, 2008 was 355,701,526.

THE CHUBB CORPORATION
INDEX

Part I. FINANCIAL INFORMATION
Item 1 — Financial Statements
THE CHUBB CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
PERIODS ENDED SEPTEMBER 30

	Third Quarter		Nine Months
	2008	2007	2008	2007
	(in millions)
Revenues
Premiums Earned	$2,964	$2,978	$8,926	$8,927
Investment Income	439	446	1,316	1,291
Other Revenues	13	8	25	43
Realized Investment Gains (Losses), Net	(113)	117	(121)	328

Total Revenues	3,303	3,549	10,146	10,589

Losses and Expenses
Losses and Loss Expenses	2,006	1,541	5,339	4,693
Amortization of Deferred Policy Acquisition Costs	781	763	2,336	2,273
Other Insurance Operating Costs and Expenses	104	109	330	331
Investment Expenses	8	8	25	27
Other Expenses	13	7	30	44
Corporate Expenses	73	74	210	186

Total Losses and Expenses	2,985	2,502	8,270	7,554

Income Before Federal and Foreign Income Tax	318	1,047	1,876	3,035
Federal and Foreign Income Tax	54	309	479	878

Net Income	$264	$738	$1,397	$2,157

Net Income Per Share

Basic	$.74	$1.90	$3.84	$5.42
Diluted	.73	1.87	3.78	5.33

Dividends Declared Per Share	.33	.29	.99	.87
See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
CONSOLIDATED BALANCE SHEETS

	Sept. 30,	Dec. 31,
	2008	2007
	(in millions)
Assets

Invested Assets
Short Term Investments	$2,380	$1,839
Fixed Maturities
Tax Exempt (cost $18,365 and $18,208)	18,135	18,559
Taxable (cost $15,466 and $15,266)	15,211	15,312
Equity Securities (cost $1,660 and $1,907)	1,702	2,320
Other Invested Assets	2,220	2,051

TOTAL INVESTED ASSETS	39,648	40,081

Cash	46	49
Securities Lending Collateral	150	1,247
Accrued Investment Income	442	440
Premiums Receivable	2,134	2,227
Reinsurance Recoverable on Unpaid Losses and Loss Expenses	2,320	2,307
Prepaid Reinsurance Premiums	398	392
Deferred Policy Acquisition Costs	1,571	1,556
Deferred Income Tax	828	442
Goodwill	467	467
Other Assets	1,551	1,366

TOTAL ASSETS	$49,555	$50,574

Liabilities

Unpaid Losses and Loss Expenses	$23,282	$22,623
Unearned Premiums	6,525	6,599
Securities Lending Payable	150	1,247
Long Term Debt	3,975	3,460
Dividend Payable to Shareholders	118	110
Accrued Expenses and Other Liabilities	1,901	2,090

TOTAL LIABILITIES	35,951	36,129

Contingent Liabilities (Note 6)

Shareholders’ Equity

Common Stock — $1 Par Value; 371,980,710 and 374,649,923 Shares	372	375
Paid-In Surplus	233	346
Retained Earnings	14,220	13,280
Accumulated Other Comprehensive Income (Loss)	(409)	444
Treasury Stock, at Cost - 16,279,184 Shares in 2008	(812)	—

TOTAL SHAREHOLDERS’ EQUITY	13,604	14,445

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$49,555	$50,574

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PERIODS ENDED SEPTEMBER 30

	Third Quarter		Nine Months
	2008	2007	2008	2007
	(in millions)

Net Income	$264	$738	$1,397	$2,157

Other Comprehensive Income (Loss), Net of Tax
Change in Unrealized Appreciation or Depreciation of Investments	(350)	220	(814)	(3)
Foreign Currency Translation Gains (Losses)	(113)	54	(57)	88
Amortization of Net Loss and Prior Service Cost Included in Net Postretirement Benefit Costs	8	6	18	15

	(455)	280	(853)	100

Comprehensive Income (Loss)	$(191)	$1,018	$544	$2,257

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30

	2008	2007
	(in millions)

Cash Flows from Operating Activities
Net Income	$1,397	$2,157
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Increase in Unpaid Losses and Loss Expenses, Net	793	360
Decrease in Unearned Premiums, Net	(43)	(64)
Decrease in Premiums Receivable	93	140
Change in Income Tax Recoverable or Payable	(318)	8
Deferred Income Tax	81	59
Amortization of Premiums and Discounts on Fixed Maturities	157	175
Depreciation	49	52
Realized Investment Losses (Gains), Net	121	(328)
Other, Net	(186)	6

Net Cash Provided by Operating Activities	2,144	2,565

Cash Flows from Investing Activities
Proceeds from Fixed Maturities
Sales	2,893	2,519
Maturities, Calls and Redemptions	1,801	1,309
Proceeds from Sales of Equity Securities	267	243
Purchases of Fixed Maturities	(5,486)	(5,752)
Purchases of Equity Securities	(163)	(336)
Investments in Other Invested Assets, Net	(102)	(68)
Increase in Short Term Investments, Net	(571)	(244)
Increase in Net Payable from Security Transactions Not Settled	183	57
Purchases of Property and Equipment, Net	(35)	(30)
Other, Net	—	10

Net Cash Used in Investing Activities	(1,213)	(2,292)

Cash Flows from Financing Activities
Proceeds from Issuance of Long Term Debt	1,200	1,800
Repayment of Long Term Debt	(685)	(125)
Proceeds from Issuance of Common Stock Under Stock-Based Employee Compensation Plans	103	106
Repurchase of Shares	(1,170)	(1,679)
Dividends Paid to Shareholders	(353)	(339)
Other, Net	(29)	(32)

Net Cash Used in Financing Activities	(934)	(269)

Net Increase (Decrease) in Cash	(3)	4

Cash at Beginning of Year	49	38

Cash at End of Period	$46	$42

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
     Level 3 — Inputs that are unobservable.
     The fair value of fixed maturities and equity securities at September 30, 2008 categorized based upon the lowest level of input that was significant to the fair value measurement was as follows:

	Level 1	Level 2	Level 3	Total
	(in millions)

Fixed maturities	$—	$32,958	$388	$33,346
Equity securities	1,669	—	33	1,702
     The change in unrealized appreciation or depreciation of fixed maturities and equity securities was as follows:

	Periods Ended September 30
	Third Quarter		Nine Months
	2008	2007	2008	2007
	(in millions)

Change in unrealized appreciation or depreciation of fixed maturities	$(430)	$407	$(882)	$(90)
Change in unrealized appreciation of equity securities	(109)	(67)	(371)	86

	(539)	340	(1,253)	(4)
Deferred income tax (credit)	(189)	120	(439)	(1)

Change in unrealized appreciation or depreciation of investments, net	$(350)	$220	$(814)	$(3)

4) Debt
     Chubb repaid $460 million of outstanding 5.472% notes that were due August 16, 2008.
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
	(in millions)
Revenues
Property and casualty insurance
Premiums earned
Personal insurance	$950	$919	$2,837	$2,716
Commercial insurance	1,253	1,278	3,801	3,836
Specialty insurance	731	739	2,219	2,213

Total insurance	2,934	2,936	8,857	8,765

Reinsurance assumed	30	42	69	162

	2,964	2,978	8,926	8,927

Investment income	418	413	1,254	1,201

Other revenues	—	3	4	9

Total property and casualty insurance	3,382	3,394	10,184	10,137

Corporate and other	34	38	83	124
Realized investment gains (losses), net	(113)	117	(121)	328

Total revenues	$3,303	$3,549	$10,146	$10,589

Income before income tax
Property and casualty insurance
Underwriting
Personal insurance	$(21)	$135	$293	$448
Commercial insurance	(51)	221	161	543
Specialty insurance	135	178	398	495

Total insurance	63	534	852	1,486

Reinsurance assumed	13	24	37	86

	76	558	889	1,572

Increase (decrease) in deferred policy acquisition costs	(7)	11	29	64

Underwriting income	69	569	918	1,636

Investment income	411	405	1,231	1,176

Other income (charges)	4	(1)	7	3

Total property and casualty insurance	484	973	2,156	2,815

Corporate and other loss	(53)	(43)	(159)	(108)
Realized investment gains (losses), net	(113)	117	(121)	328

Total income before income tax	$318	$1,047	$1,876	$3,035

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
     In December 2006, the Corporation settled with the Attorneys General of New York, Connecticut and Illinois all issues arising out of their investigations and, among other things, agreed to the implementation of certain business reforms. In September 2008, the Corporation settled with the Indiana Department of Insurance all issues arising out of that Department’s investigation. As part of this settlement, the Corporation agreed to implement the same business reforms it has implemented as agreed to with the Attorneys General of New York, Connecticut and Illinois. The Indiana settlement did not require the Corporation to pay any fine, penalty, costs, expenses or any other amount.
     In August 2007, Chubb and certain of its subsidiaries were named as defendants in an action filed by the Ohio Attorney General against several insurers and one broker in the Court of Common Pleas in Cuyahoga County, Ohio. This action alleges violations of Ohio’s antitrust laws. In July 2008, the court denied the Corporation’s and the other defendants’ motions to dismiss the Attorney General’s complaint. In August 2008, the Corporation and the other defendants filed answers to the complaint and discovery has begun. Although no other Attorney General or regulator has initiated an action against the Corporation, it is possible that such an action may be brought against the Corporation with respect to some or all of the issues that are the focus of these investigations.
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

7) Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share:

	Periods Ended September 30
	Third Quarter		Nine Months
	2008	2007	2008	2007
	(in millions,
	except for per share amounts)

Basic earnings per share:
Net income	$264	$738	$1,397	$2,157

Weighted average number of common shares outstanding	356.8	387.5	363.6	397.8

Basic earnings per share	$.74	$1.90	$3.84	$5.42

Diluted earnings per share:
Net income	$264	$738	$1,397	$2,157

Weighted average number of common shares outstanding	356.8	387.5	363.6	397.8
Additional shares from assumed exercise of stock-based compensation awards	5.5	6.1	5.6	6.7

Weighted average number of common shares and potential common shares assumed outstanding for computing diluted earnings per share	362.3	393.6	369.2	404.5

Diluted earnings per share	$.73	$1.87	$3.78	$5.33

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition of the Corporation as of September 30, 2008 compared with December 31, 2007 and the results of operations for the nine months and three months ended September 30, 2008 and 2007. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes contained in this report and the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.
Cautionary Statement Regarding Forward-Looking Information
     Certain statements in this document are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 (PSLRA). These forward-looking statements are made pursuant to the safe harbor provisions of the PSLRA and include statements regarding our loss reserve and reinsurance recoverable estimates; the impact of changes to our reinsurance program; premium volume, rates and terms and conditions of the policies we write; the impact of market disruptions on our opportunities to write new business; competition; the fourth quarter 2008 performance of our limited partnership investments; the repurchase of common stock under our share repurchase program; our capital adequacy and funding of liquidity needs; and the impact of widening credit spreads and equity market declines. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. These statements are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties, which include, among others, those discussed or identified from time to time in our public filings with the Securities and Exchange Commission and those associated with:
•	global political conditions and the occurrence of terrorist attacks, including any nuclear, biological, chemical or radiological events;
•	the effects of the outbreak or escalation of war or hostilities;
•	premium pricing and profitability or growth estimates overall or by lines of business or geographic area, and related expectations with respect to the timing and terms of any required regulatory approvals;
•	adverse changes in loss cost trends;
•	the ability to retain existing business and attract new business;
•	our expectations with respect to cash flow and investment income and with respect to other income;

•	the adequacy of our loss reserves, including:
–	our expectations relating to reinsurance recoverables;

–	the willingness of parties, including us, to settle disputes;

–	developments in judicial decisions or regulatory or legislative actions relating to coverage and liability, in particular, for asbestos, toxic waste and other mass tort claims;

–	development of new theories of liability;

–	our estimates relating to ultimate asbestos liabilities;

–	the impact from the bankruptcy protection sought by various asbestos producers and other related businesses; and

–	the effects of proposed asbestos liability legislation, including the impact of claims patterns arising from the possibility of legislation and those that may arise if legislation is not passed;
•	the availability and cost of reinsurance coverage;
•	the occurrence of significant weather-related or other natural or human-made disasters, particularly in locations where we have concentrations of risk;
•	the impact of economic factors on companies on whose behalf we have issued surety bonds, and in particular, on those companies that file for bankruptcy or otherwise experience deterioration in creditworthiness;
•	the effects of disclosures by, and investigations of, companies relating to possible accounting irregularities, practices in the financial services industry, investment losses or other corporate governance issues, including:
–	claims and litigation arising out of stock option “backdating,” “spring loading” and other equity grant practices by public companies;

–	the effects on the capital markets and the markets for directors and officers and errors and omissions insurance;

–	claims and litigation arising out of actual or alleged accounting or other corporate malfeasance by other companies;

–	claims and litigation arising out of practices in the financial services industry;

–	claims and litigation relating to uncertainty in the credit and broader financial markets; and

–	legislative or regulatory proposals or changes;
•	the effects of changes in market practices in the U.S. property and casualty insurance industry, in particular contingent commissions and loss mitigation and finite reinsurance arrangements, arising from any legal or regulatory proceedings, related settlements and industry reform, including changes that have been announced and changes that may occur in the future;
•	the impact of legislative and regulatory developments on our business, including those relating to terrorism, catastrophes and the financial markets;
•	any downgrade in our claims-paying, financial strength or other credit ratings;
•	the ability of our subsidiaries to pay us dividends;

•	general economic and market conditions including:
–	changes in interest rates, market credit spreads and the performance of the financial markets;

–	currency fluctuations;

–	the effects of inflation;

–	changes in domestic and foreign laws, regulations and taxes;

–	changes in competition and pricing environments;

–	regional or general changes in asset valuations;

–	the inability to reinsure certain risks economically; and

–	changes in the litigation environment; and
•	our ability to implement management’s strategic plans and initiatives.
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
•	Net income was $1.4 billion in the first nine months of 2008 and $264 million in the third quarter compared with $2.2 billion and $738 million, respectively, in the comparable periods of 2007. The lower net income in the 2008 periods was due primarily to two factors. First, underwriting income in our property and casualty insurance business was substantially lower in the 2008 periods compared with the same periods in 2007, due in large part to higher catastrophe losses. Second, we had realized investment losses in the 2008 periods compared with realized investment gains in the 2007 periods.

•	Underwriting results were highly profitable in the first nine months of 2008 and 2007, but more so in 2007. Underwriting results in the third quarter of 2008 were modestly profitable compared to highly profitable results in the same period of 2007. Results in the 2008 periods, particularly in the third quarter, were adversely affected by high catastrophe losses. Catastrophe losses were $616 million in the first nine months of 2008 and $402 million in the third quarter compared with $249 million and $58 million, respectively, in the corresponding periods in 2007. The combined loss and expense ratio was 90.2% in the first nine months of 2008 and 98.1% in the third quarter compared with 82.6% and 81.6% in the respective 2007 periods.

•	During the first nine months and third quarter of 2008, we experienced overall favorable development of about $660 million and $210 million, respectively, on loss reserves established as of the previous year end, due primarily to favorable loss experience in certain professional liability and commercial liability classes and lower than expected emergence of losses in the homeowners and commercial property classes. During the first nine months and third quarter of 2007, we experienced overall favorable development of about $480 million and $150 million, respectively, primarily in the professional liability classes and the homeowners and commercial property classes as well as in the run-off of the reinsurance assumed business.

•	In a highly competitive market environment, total net premiums written were flat in the first nine months of 2008 and decreased by 1% in the third quarter compared with the same periods in 2007. Net premiums written in the United States decreased by 3% in the first nine months of 2008 and 4% in the third quarter. Net premiums written outside the United States increased by 11% in the first nine months of 2008 and 8% in the third quarter; the growth was largely attributable to the impact of currency fluctuation due to the weakness of the U.S. dollar.

•	Property and casualty investment income after tax increased 4% in the first nine months of 2008 and 1% in the third quarter compared with the same periods in 2007. The growth was due to an increase in invested assets over the past year. For more information on this non-GAAP financial measure, see “Property and Casualty Insurance - Investment Results.”

•	Net realized investment losses were $121 million in the first nine months of 2008 and $113 million in the third quarter compared with net realized investment gains of $328 million and $117 million, respectively, in the comparable periods of 2007. The net realized losses in the first nine months and third quarter of 2008 were primarily attributable to other-than-temporary impairment losses. The net realized gains in the first nine months and third quarter of 2007 were primarily attributable to gains from investments in limited partnerships.

     A summary of our consolidated net income is as follows:

	Periods Ended September 30
	Third Quarter		Nine Months
	2008	2007	2008	2007
		(in millions)

Property and Casualty Insurance	$484	$973	$2,156	$2,815
Corporate and Other	(53)	(43)	(159)	(108)
Realized Investment Gains (Losses)	(113)	117	(121)	328

Consolidated Income Before Income Tax	318	1,047	1,876	3,035
Federal and Foreign Income Tax	54	309	479	878

Consolidated Net Income	$264	$738	$1,397	$2,157

Property and Casualty Insurance
     A summary of the results of operations of our property and casualty insurance business is as follows:

	Periods Ended September 30
	Third Quarter		Nine Months
	2008	2007	2008	2007
		(in millions)

Underwriting
Net Premiums Written	$2,900	$2,938	$8,883	$8,863
Decrease in Unearned Premiums	64	40	43	64

Premiums Earned	2,964	2,978	8,926	8,927

Losses and Loss Expenses	2,006	1,541	5,339	4,693
Operating Costs and Expenses	871	874	2,669	2,649
Decrease (Increase) in Deferred Policy Acquisition Costs	7	(11)	(29)	(64)
Dividends to Policyholders	11	5	29	13

Underwriting Income	69	569	918	1,636

Investments
Investment Income Before Expenses	418	413	1,254	1,201
Investment Expenses	7	8	23	25

Investment Income	411	405	1,231	1,176

Other Income (Charges)	4	(1)	7	3

Property and Casualty Income Before Tax	$484	$973	$2,156	$2,815

Property and Casualty Investment Income After Tax	$327	$324	$981	$942

     Property and casualty income before tax was much lower in the first nine months and third quarter of 2008 compared with the same periods in 2007. Underwriting income was substantially lower in the 2008 periods compared with the same periods in 2007. The decrease in underwriting income in 2008 was due in large part to higher catastrophe losses, particularly in the third quarter. Investment income grew in both 2008 periods compared with the same periods in 2007, but growth slowed considerably in the third quarter.

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
  Net Premiums Written
     Net premiums written were $8.9 billion in the first nine months of 2008, nearly identical to the amount in the same period of 2007. Net premiums written in the third quarter of 2008 were $2.9 billion, a decrease of 1% compared with the same period of 2007.
     Net premiums written by business unit were as follows:

	Quarter Ended			Nine Months Ended
	Sept. 30		% Incr.	Sept. 30		% Incr.
	2008	2007	(Decr.)	2008	2007	(Decr.)
	(in millions)			(in millions)

Personal insurance	$995	$977	2%	$2,887	$2,792	3%
Commercial insurance	1,178	1,204	(2)	3,819	3,821	—
Specialty insurance	709	726	(2)	2,123	2,150	(1)

Total insurance	2,882	2,907	(1)	8,829	8,763	1
Reinsurance assumed	18	31	(42)	54	100	(46)

Total	$2,900	$2,938	(1)	$8,883	$8,863	—

     Net premiums written from our insurance business increased 1% in the first nine months of 2008 and decreased by 1% in the third quarter compared with the corresponding periods in 2007. Premiums in the United States, which represented 75% of our insurance premiums in the first nine months of 2008, decreased by 2% in the first nine months and 3% in the third quarter. Premiums outside the U.S. increased by 11% in the first nine months and 8% in the third quarter. The growth outside the U.S. was largely attributable to the impact of currency fluctuation due to the weakness of the U.S. dollar in the 2008 periods compared with the 2007 periods; in local currencies, growth outside the U.S. was 4% in both periods.
     In a highly competitive market environment, we continued our emphasis on underwriting discipline. Rates continued to be under competitive pressure that varied by class of business and geographic area. The decline in rates in the third quarter of 2008 was somewhat less than we had experienced in recent quarters. We continued to retain a high percentage of our existing customers and to renew these accounts at acceptable prices relative to the exposure. However, there were fewer opportunities to write new business at acceptable rates in the first nine months of 2008 compared with the same period in 2007.

     Over the past few months, the property and casualty insurance market has experienced significant disruption as a result of broader issues in the financial markets and the economies of the United States and other countries. The market disruption may result in an increase in opportunities for us to write new business, but competition for that new business may also be significant. Nonetheless, we currently expect the market environment to remain competitive for the balance of 2008.
     Net premiums written in the reinsurance assumed business, which is in runoff, were not significant in the first nine months or third quarter of 2008 or 2007.
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
     The overall cost of our property reinsurance program in the first nine months of 2008 was modestly lower than that in the comparable period in 2007. We do not expect the changes we made to our reinsurance program during 2008 to have a material effect on the Corporation’s results of operations, financial condition or liquidity.
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
     Underwriting results were highly profitable in the first nine months of 2008 and 2007. Underwriting results in the third quarter of 2008 were modestly profitable compared to highly profitable results in the same period in 2007. The combined loss and expense ratio for our overall property and casualty business was as follows:

	Periods Ended September 30
	Third Quarter		Nine Months
	2008	2007	2008	2007

Loss ratio	67.9%	51.8%	60.0%	52.7%
Expense ratio	30.2	29.8	30.2	29.9

Combined ratio	98.1%	81.6%	90.2%	82.6%

     The loss ratio was significantly higher in both the first nine months and third quarter of 2008 compared with the respective periods in 2007. The increase, particularly in the third quarter, was due in large part to higher catastrophe losses. Excluding the impact of catastrophes, the loss ratio in both years remained relatively low, reflecting our disciplined underwriting in recent years as well as favorable reserve development. However, the loss ratio in the 2008 periods was adversely affected by declining earned premium rates and several large non-catastrophe losses.
     Catastrophe losses were $616 million in the first nine months of 2008, which represented 6.9 percentage points of the loss ratio, compared with $249 million or 2.8 percentage points in the same period of 2007. Catastrophe losses were $402 million in the third quarter of 2008, which represented 13.6 percentage points of the loss ratio, compared with $58 million or 2.0 percentage points in the same period in 2007. Of the catastrophe losses in the third quarter of 2008, about $340 million related to Hurricane Ike, including our estimated share of an assessment from the Texas Windstorm Insurance Association, a windstorm insurance entity created by the State of Texas. The estimated loss from Hurricane Ike does not reflect any reinsurance recoveries from our catastrophe reinsurance treaties since the aggregate gross loss was within our initial retention of $350 million.
     The expense ratio was slightly higher in the first nine months and third quarter of 2008 compared to the same periods of 2007, due to an increase in commissions, which more than offset lower operating costs related to the run-off of our reinsurance business. The increase in commissions was due to premium growth outside the United States in countries where commission rates are higher than in the United States as well as modestly higher commission rates in the United States in certain classes of business.
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
     Net premiums written from personal insurance, which represented 33% of our premiums written in the first nine months of 2008, increased by 3% in the first nine months of 2008 and 2% in the third quarter compared with the same periods in 2007. Net premiums written for the classes of business within the personal insurance segment were as follows:

	Quarter Ended			Nine Months Ended
	Sept. 30		% Incr.	Sept. 30		% Incr.
	2008	2007	(Decr.)	2008	2007	(Decr.)
	(in millions)			(in millions)

Automobile	$154	$161	(4)%	$457	$472	(3)%
Homeowners	646	657	(2)	1,859	1,831	2
Other	195	159	23	571	489	17

Total personal	$995	$977	2	$2,887	$2,792	3

     Personal automobile premiums decreased in the 2008 periods due to a highly competitive U.S. marketplace. Premium growth in our homeowners business was constrained in 2008 due to an increasingly competitive market. The growth in the first nine months of 2008 was due to increased insurance-to-value. The in-force policy count for this class decreased slightly during the first nine months of 2008. Our other personal business includes insurance for excess liability, yacht and accident coverages. The substantial growth in this business was due to a significant increase in accident premiums.
     Our personal insurance business produced highly profitable underwriting results in the first nine months of both 2008 and 2007, but more so in 2007. Results in the third quarter of 2008 were near breakeven compared with highly profitable results in the same period of 2007. The combined loss and expense ratios for the classes of business within the personal insurance segment were as follows:

	Periods Ended September 30
	Third Quarter		Nine Months
	2008	2007	2008	2007

Automobile	85.7%	91.1%	88.5%	89.6%
Homeowners	102.9	76.8	85.8	77.2
Other	105.8	99.0	100.5	95.3

Total personal	100.7%	83.3%	89.1%	82.6%

     The less profitable results in the 2008 periods were due in large part to the adverse impact of higher catastrophe losses, particularly in the third quarter, primarily from Hurricane Ike. Catastrophe losses represented 7.5 percentage points of the combined ratio for the personal insurance segment for the first nine months of 2008 and 16.3 percentage points for the third quarter compared with 4.9 and 5.2 percentage points, respectively, in the same periods of 2007.
     Our personal automobile business produced highly profitable results in the first nine months and third quarter of both 2008 and 2007. Our non-U.S. personal automobile business experienced significant improvement in the 2008 periods.

     Homeowners results were highly profitable in the first nine months of 2008 and 2007, but more so in 2007. Results in the third quarter of 2008 were unprofitable compared to highly profitable results in the same period in 2007. The less profitable results in the 2008 periods were due to higher catastrophe losses, primarily related to Hurricane Ike in the third quarter, as well as the higher severity of large non-catastrophe losses. Catastrophe losses represented 11.0 percentage points of the combined ratio for this class in the first nine months of 2008 and 23.8 percentage points in the third quarter compared with 7.4 and 8.0 percentage points, respectively, in the corresponding periods of 2007.
     Other personal results were near breakeven in the first nine months of 2008 compared with profitable results in the same period of 2007. Results in the third quarter of 2008 were unprofitable compared with near breakeven results in the same period of 2007. Our accident business was profitable in the first nine months and third quarter of 2008 compared with highly profitable results in both periods in 2007. Our yacht business was highly unprofitable in the first nine months of 2008, compared to highly profitable results in the comparable period in 2007. Yacht results were highly unprofitable in the third quarter of 2008 compared with unprofitable results in the same period of 2007. Yacht results in the 2008 periods were adversely affected by several large non-catastrophe losses as well as $10 million of losses related to Hurricane Ike. Our excess liability results improved somewhat in 2008 but remained unprofitable. Results in both years were adversely affected by inadequate pricing and, in 2007, by unfavorable prior year loss development. Excess liability rates have increased modestly in the past year.
  Commercial Insurance
     Net premiums written from commercial insurance, which represented 43% of our premiums written in the first nine months of 2008, were flat in the first nine months of 2008 and decreased by 2% in the third quarter compared with the same periods a year ago. Net premiums written for the classes of business within the commercial insurance segment were as follows:

	Quarter Ended			Nine Months Ended
	Sept. 30		% Incr.	Sept. 30		% Incr.
	2008	2007	(Decr.)	2008	2007	(Decr.)
	(in millions)			(in millions)

Multiple peril	$308	$313	(2)%	$915	$926	(1)%
Casualty	385	403	(4)	1,281	1,300	(1)
Workers’ compensation	205	205	—	666	686	(3)
Property and marine	280	283	(1)	957	909	5

Total commercial	$1,178	$1,204	(2)	$3,819	$3,821	—

     Premium growth in the first nine months of 2008 was constrained due to a highly competitive marketplace, particularly for new business. Growth in the first nine months in the property and marine classes was due to selective initiatives. Overall, rates in the first nine months of 2008 were down modestly. Certain classes of business, such as workers’ compensation and large property risks, experienced more competitive pressure than others. Competitive pressure also varied among geographic areas. Retention levels of our existing customers remained strong, slightly higher than those in the first nine months of 2007. However, new business volume in the first nine months of 2008 was down from 2007 levels as it has become more difficult to find new opportunities at acceptable rates. We have continued to maintain our underwriting discipline in the highly competitive market, renewing business and writing new business only where we believe we are securing acceptable rates and appropriate terms and conditions for the exposures. We expect continued pressure on rates for the balance of 2008.
     Our commercial insurance business produced profitable underwriting results in the first nine months of 2008, but unprofitable results in the third quarter. Results in both periods in 2007 were highly profitable. The combined loss and expense ratios for the classes of business within the commercial insurance segment were as follows:

	Periods Ended September 30
	Third Quarter		Nine Months
	2008	2007	2008	2007

Multiple peril	103.6%	73.4%	87.0%	81.1%
Casualty	99.8	98.4	94.6	95.1
Workers’ compensation	81.3	79.4	80.5	76.0
Property and marine	133.3	79.5	116.0	85.4

Total commercial	106.0%	84.4%	95.6%	85.9%

     The less profitable results in the 2008 periods were due in large part to higher catastrophe losses in the property and marine and multiple peril classes, particularly in the third quarter, primarily from Hurricane Ike. Catastrophe losses represented 10.6 percentage points of the combined ratio for the commercial insurance segment for the first nine months of 2008 and 19.9 percentage points for the third quarter compared with 3.0 and 0.8 percentage points, respectively, in the same periods of 2007. Results in both years benefited from favorable loss experience, disciplined risk selection and appropriate terms and conditions in recent years.
     Multiple peril results were highly profitable in the first nine months of 2008 but were modestly unprofitable in the third quarter. Results in the comparable 2007 periods were highly profitable, exceptionally so in the third quarter. The less profitable results in the 2008 periods were in the property component of this business due to higher catastrophe losses. Catastrophe losses represented 12.1 percentage points of the combined ratio for this class in the first nine months of 2008 and 28.2 percentage points in the third quarter compared with 2.5 and zero percentage points, respectively, for the comparable periods in 2007. Results in the property component benefited in both years from favorable non-catastrophe loss experience, particularly outside the United States in 2008. The liability component of this business was highly profitable in the first nine months of both years, but more so in 2008, due to favorable prior year loss development.

     Our casualty business produced similarly profitable results in the first nine months of 2008 and 2007. Results in the third quarter of 2008 were near breakeven compared to modestly profitable results in the same period of 2007. The automobile component of this business was highly profitable in both years. The primary liability component was highly profitable in the first nine months of both years but was less profitable in the third quarter of both years. The excess liability component produced profitable results in the first nine months and third quarter of 2008 and 2007. Excess liability results in both years, but more so in 2008, benefited from favorable prior year loss development. Casualty results in the first nine months and third quarter of 2008 were adversely affected by incurred losses of $50 million and $25 million, respectively, related to toxic waste claims. Casualty results in the first nine months and third quarter of 2007 were adversely affected by incurred losses of $63 million and $20 million, respectively, related to asbestos and toxic waste claims. Our analysis of asbestos and toxic waste exposures in the relevant periods of 2008 and 2007 resulted in increases in the estimate of our ultimate liabilities.
     Workers’ compensation results were highly profitable in the first nine months and third quarter of 2008 and 2007. Results in both years benefited from our disciplined risk selection during the past several years as well as the positive effect of reforms in California. The modestly less profitable results in 2008 were primarily due to lower earned premiums, which were due to rate reductions associated with state reforms and increased competition.
     Property and marine results were highly unprofitable in the first nine months and third quarter of 2008 compared with highly profitable results in the comparable periods of 2007. The deterioration in the 2008 periods was due primarily to higher catastrophe losses, and, to a lesser extent, an increase in the frequency and severity of large non-catastrophe losses. Catastrophe losses represented 29.5 percentage points of the combined ratio for these classes in the first nine months of 2008 and 49.0 percentage points in the third quarter compared with 9.6 and 1.7 percentage points, respectively, in the corresponding periods of 2007.
  Specialty Insurance
     Net premiums written from specialty insurance, which represented 24% of our premiums written in the first nine months of 2008, decreased by 1% in the first nine months of 2008 and 2% in the third quarter compared with the same periods a year ago. Net premiums written for the classes of business within the specialty insurance segment were as follows:

	Quarter Ended			Nine Months Ended
	Sept. 30		% Incr.	Sept. 30		% Incr.
	2008	2007	(Decr.)	2008	2007	(Decr.)
	(in millions)			(in millions)

Professional liability	$617	$647	(5)%	$1,847	$1,893	(2)%
Surety	92	79	16	276	257	7

Total specialty	$709	$726	(2)	$2,123	$2,150	(1)

     Our ability to grow premiums in the professional liability classes was constrained due to the continuing competitive pressure on rates, particularly in the directors and officers liability component, and our commitment to maintain underwriting discipline in this environment. While professional liability rates generally decreased in the first nine months of 2008, rates increased with respect to directors and officers liability insurance for public financial institutions, particularly for those companies that have been directly implicated in the current crisis in the financial markets. Retention levels in the professional liability classes remained strong in the first nine months of 2008, comparable to those in the same period in 2007. New business volume in 2008 was somewhat lower than in 2007. We continued to get what we believe are acceptable rates and appropriate terms and conditions on both new business and renewals. While we expect the overall market to remain competitive for the remainder of 2008, we anticipate that the pace of rate decreases, specifically with regard to directors and officers liability insurance, will slow.
     Although premiums grew significantly in our surety business in the third quarter of 2008 compared with the same period in 2007, the timing of premium writings in the surety business is linked to the project timing of our insureds and is not consistent among quarters.
     Our specialty insurance business produced highly profitable underwriting results in the first nine months and third quarter of 2008 and 2007, but more so in 2007. The combined loss and expense ratios for the classes of business within the specialty insurance segment were as follows:

	Periods Ended September 30
	Third Quarter		Nine Months
	2008	2007	2008	2007

Professional liability	84.3%	81.8%	84.0%	83.7%
Surety	65.0	30.8	76.1	31.5

Total specialty	82.3%	76.3%	83.2%	78.3%

     Our professional liability business produced highly profitable results in the first nine months and third quarter of 2008 and 2007. Results in the fiduciary liability and employment practices liability classes were highly profitable in both years. The directors and officers liability class was also profitable in the first nine months of both years, but more so in 2007. Profitability in this class was particularly strong outside the United States in 2008. Results in the errors and omissions liability class were modestly unprofitable in the first nine months of 2008 compared with modestly profitable results in the same period of 2007. Collectively, these professional liability classes benefited from a significant amount of favorable prior year loss development in the relevant periods of 2008 and 2007, due to the recognition of the positive loss trends we have been experiencing related to accident years 2005 and prior. These trends were largely the result of a favorable business climate, lower policy limits and better terms and conditions. The fidelity class was highly profitable in the 2008 and 2007 periods due to favorable loss experience. The expected loss ratio for the current accident year in our professional liability business is slightly above breakeven, and higher than last year, due in part to the uncertainty surrounding the ongoing crisis in the financial markets.
     Surety results were highly profitable in the first nine months and third quarter of 2008. Results were exceptionally profitable in the comparable periods of 2007. Results in 2008 were adversely impacted by one large loss. Our surety business tends to be characterized by infrequent but potentially high severity losses.

  Reinsurance Assumed
     Net premiums written from our reinsurance assumed business, which is in runoff, were not significant in the first nine months and third quarter of 2008 or 2007.
     Reinsurance assumed results were profitable in the first nine months and third quarter of 2008 and 2007. Results in both years, but more so in 2007, benefited from significant favorable prior year loss development.
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

     Our gross case and incurred but not reported (IBNR) loss reserves and related reinsurance recoverable by class of business were as follows:

					Net
	Gross Loss Reserves			Reinsurance	Loss
September 30, 2008	Case	IBNR	Total	Recoverable	Reserves
	(in millions)

Personal insurance
Automobile	$222	$201	$423	$14	$409
Homeowners	455	404	859	30	829
Other	415	621	1,036	206	830

Total personal	1,092	1,226	2,318	250	2,068

Commercial insurance
Multiple peril	603	1,105	1,708	40	1,668
Casualty	1,575	4,619	6,194	419	5,775
Workers’ compensation	845	1,367	2,212	234	1,978
Property and marine	916	545	1,461	536	925

Total commercial	3,939	7,636	11,575	1,229	10,346

Specialty insurance
Professional liability	1,779	6,140	7,919	498	7,421
Surety	102	51	153	10	143

Total specialty	1,881	6,191	8,072	508	7,564

Total insurance	6,912	15,053	21,965	1,987	19,978

Reinsurance assumed	374	943	1,317	333	984

Total	$7,286	$15,996	$23,282	$2,320	$20,962

					Net
	Gross Loss Reserves			Reinsurance	Loss
December 31, 2007	Case	IBNR	Total	Recoverable	Reserves
	(in millions)

Personal insurance
Automobile	$226	$200	$426	$15	$411
Homeowners	432	305	737	32	705
Other	452	526	978	230	748

Total personal	1,110	1,031	2,141	277	1,864

Commercial insurance
Multiple peril	646	1,010	1,656	37	1,619
Casualty	1,640	4,302	5,942	402	5,540
Workers’ compensation	842	1,323	2,165	255	1,910
Property and marine	814	395	1,209	532	677

Total commercial	3,942	7,030	10,972	1,226	9,746

Specialty insurance
Professional liability	2,079	5,999	8,078	552	7,526
Surety	33	52	85	14	71

Total specialty	2,112	6,051	8,163	566	7,597

Total insurance	7,164	14,112	21,276	2,069	19,207

Reinsurance assumed	400	947	1,347	238	1,109

Total	$7,564	$15,059	$22,623	$2,307	$20,316

     Loss reserves, net of reinsurance recoverable, increased by $646 million during the first nine months of 2008. Loss reserves related to our insurance business increased by $771 million. The increase includes approximately $345 million related to catastrophe losses. The change in loss reserves also includes a decrease of approximately $150 million related to currency fluctuation due to the strength of the U.S. dollar at September 30, 2008 compared with December 31, 2007. Loss reserves related to our reinsurance assumed business, which is in runoff, decreased by $125 million.
     The significant increase in gross loss reserves related to our homeowners business during the first nine months of 2008 was due in large part to losses related to Hurricane Ike that remained unpaid at September 30. The significant increase in gross loss reserves for the commercial property and marine business was due to losses related to Hurricane Ike as well as several large non-catastrophe losses incurred during the period that remained unpaid at September 30. Gross loss reserves for our professional liability classes decreased in the first nine months of 2008 due to generally low reported loss activity as well as settlements related to previously established case reserves. The significant increase in gross surety loss reserves related to a large loss that remained unpaid at September 30.
     In establishing the loss reserves of our property and casualty subsidiaries, we consider facts currently known and the present state of the law and coverage litigation. Based on all information currently available, we believe that the aggregate loss reserves at September 30, 2008 were adequate to cover claims for losses that had occurred as of that date, including both those known to us and those yet to be reported. However, as discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2007, there are significant uncertainties inherent in the loss reserving process. It is therefore possible that management’s estimate of the ultimate liability for losses that had occurred as of September 30, 2008 may change, which could have a material effect on the Corporation’s results of operations and financial condition.
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
     We estimate that we experienced overall favorable prior year development of about $660 million during the first nine months of 2008 and $210 million in the third quarter compared with favorable prior year development of about $480 million and $150 million, respectively, in the comparable periods of 2007.
     The favorable development in the first nine months of 2008 was primarily in certain professional liability and commercial liability classes, due to favorable loss trends related mainly to accident years 2005 and prior, and in the short tail homeowners and commercial property classes, largely related to the lower than expected emergence of losses in the 2007 accident year. The favorable development in the first nine months of 2007 was primarily in the professional liability classes and the homeowners and commercial property classes, as well as in the run-off of the reinsurance assumed business.

  Investment Results
     Property and casualty investment income before taxes increased by 5% in the first nine months of 2008 and 1% in the third quarter compared with the same periods in 2007. Growth for the first nine months of 2008 was due to an increase in average invested assets compared with the same period in 2007. The slowdown in the growth of property and casualty investment income in the third quarter of 2008 was due to a slight decrease in the average yield compared with the same period in 2007.
     The effective tax rate on investment income was 20.3% in the first nine months of 2008 compared with 19.9% in the same period of 2007. The effective tax rate fluctuates as a result of our holding a different proportion of our investment portfolio in tax exempt securities during different periods.
     On an after-tax basis, property and casualty investment income increased by 4% in the first nine months of 2008 and 1% in the third quarter compared with the same periods in 2007. The after-tax annualized yield on the investment portfolio that supports the property and casualty insurance business was 3.49% and 3.47% in the first nine months of 2008 and 2007, respectively. Management uses property and casualty investment income after tax, a non-GAAP financial measure, to evaluate its investment performance because it reflects the impact of any change in the proportion of the investment portfolio invested in tax exempt securities and is therefore more meaningful for analysis purposes than investment income before income tax.
Corporate and Other
     Corporate and other includes investment income earned on corporate invested assets, interest expense and other expenses not allocated to our operating subsidiaries and the results of our non-insurance subsidiaries.
     Corporate and other produced a loss before taxes of $159 million in the first nine months of 2008 compared with a loss of $108 million in the same period of 2007. The higher loss in the first nine months of 2008 was primarily due to lower investment income and higher interest expense compared with the same period in 2007. Investment income was lower due to lower average corporate invested assets during the first nine months of 2008, due primarily to the repurchase of Chubb’s common stock. The higher interest expense was the result of higher average debt outstanding during the 2008 period.

Realized Investment Gains and Losses
     Net investment gains and losses realized were as follows:

	Periods Ended September 30
	Third Quarter		Nine Months
	2008	2007	2008	2007
	(in millions)

Net realized gains (losses)
Equity securities	$(52)	$39	$—	$83
Fixed maturities	30	(13)	27	(32)
Other invested assets	5	98	69	288

	(17)	124	96	339

Other-than-temporary impairment losses
Equity securities	(53)	(7)	(143)	(11)
Fixed maturities	(43)	—	(74)	—

	(96)	(7)	(217)	(11)

Realized investment gains (losses) before tax	$(113)	$117	$(121)	$328

Realized investment gains (losses) after tax	$(74)	$76	$(79)	$213

     The net realized gains and losses on other invested assets represent the aggregate of distributions to us from the limited partnerships in which we have an interest and changes in our equity in the net assets of the partnerships based on valuations provided to us by the manager of each partnership. Due to the timing of our receipt of valuation data from the investment managers, these investments are reported on a one quarter lag. As a result, we have not yet received third quarter 2008 valuations from many of the limited partnerships. Based on limited preliminary information about the performance of the limited partnerships during the third quarter, we expect to report a decline in our equity in the net assets of these partnerships in our fourth quarter results. We cannot precisely quantify the amount of the loss that we will report; however, we currently expect that the loss before tax will be about $100 million, but it is possible the loss could exceed that amount.
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

     During the first nine months of 2008, our investments in certain equity and fixed maturity securities were deemed to be other-than-temporarily impaired. We determined that the equity investments, about half of which are in the financial services sector, were not likely to recover to our cost basis over a near term period. We also determined that we could not assert an intent to hold the fixed maturities issued by certain companies in the financial services sector for a period of time sufficient to allow us to recover our cost.
Capital Resources and Liquidity
     Capital resources and liquidity represent a company’s overall financial strength and its ability to generate cash flows, borrow funds at competitive rates and raise new capital to meet operating and growth needs.
  Capital Resources
     Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. At September 30, 2008, the Corporation had shareholders’ equity of $13.6 billion and total debt of $4.0 billion.
     In April 2008, Chubb repaid $225 million of outstanding 3.95% notes when due. In August 2008, Chubb repaid $460 million of outstanding 5.472% notes when due.
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
     In December 2007, the Board of Directors authorized the repurchase of up to 28,000,000 shares of Chubb’s common stock. The authorization has no expiration date. During the first nine months of 2008, we repurchased 22,711,788 shares of Chubb’s common stock in open market transactions at a cost of $1.1 billion. As of September 30, 2008, 3,400,882 shares remained under the share repurchase authorization. We expect to repurchase all of the shares remaining under the authorization by the end of 2008, subject to market conditions.
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
     Our strong underwriting results continued to generate substantial new cash. New cash from operations available for investment by our property and casualty subsidiaries was approximately $800 million in the first nine months of 2008 compared with $1.8 billion in the same period in 2007. New cash available was lower in the first nine months of 2008 compared with the same period in 2007 due primarily to a $750 million increase in dividends paid by the property and casualty subsidiaries to Chubb and, to a lesser extent, modestly lower premium receipts and higher loss payments.
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
     Chubb has a revolving credit agreement with a group of banks that provides for up to $500 million of unsecured borrowings. This agreement has a termination date of October 19, 2012. In August 2008, the agreement was amended to allow Chubb to request on two occasions at any time during the remaining term of the agreement an extension of the maturity date for an additional one year period. Prior to this amendment, Chubb was permitted to request an extension in 2008 and again in 2009. There have been no borrowings under this agreement.

     As a holding company, Chubb’s ability to continue to pay dividends to shareholders and to satisfy its debt obligations relies on the availability of liquid assets, which is dependent in large part on the dividend paying ability of its property and casualty subsidiaries. Our property and casualty subsidiaries are subject to laws and regulations in the jurisdictions in which they operate that restrict the amount of dividends they may pay without the prior approval of regulatory authorities. The restrictions are generally based on net income and on certain levels of policyholders’ surplus as determined in accordance with statutory accounting practices. Dividends in excess of such thresholds are considered “extraordinary” and require prior regulatory approval. The maximum dividend distribution that may be made by the property and casualty subsidiaries to Chubb during 2008 without prior approval is approximately $2.4 billion. During the first nine months of 2008, these subsidiaries paid dividends to Chubb totaling $1.4 billion compared with $650 million during the same period of 2007.
Invested Assets
     The main objectives in managing our investment portfolios are to maximize after-tax investment income and total investment returns while minimizing credit risks in order to ensure that funds will be available to meet our insurance obligations. Investment strategies are developed based on many factors including underwriting results and our resulting tax position, regulatory requirements, fluctuations in interest rates and consideration of other market risks. Investment decisions are centrally managed by investment professionals based on guidelines established by management and approved by the boards of directors of Chubb and the applicable operating companies.
     Our investment portfolio is primarily comprised of high quality bonds, principally tax exempt securities, mortgage-backed securities, corporate issues and U.S. Treasuries, as well as foreign government and corporate bonds that support our operations outside the United States. The portfolio also includes equity securities, primarily publicly traded common stocks, and other invested assets, primarily private equity limited partnerships, all of which are held with the primary objective of capital appreciation.
     Our objective is to achieve the appropriate mix of taxable and tax exempt securities in our portfolio to balance both investment and tax strategies. At September 30, 2008, 68% of our U.S. fixed maturity portfolio was invested in tax exempt bonds, compared with 67% at the prior year end. About 85% of our tax exempt bonds are rated AA or better with about 40% rated AAA. The average rating of our tax exempt bonds is AA. About 40% of our tax exempt bonds are insured and have an average rating of AA. Without the benefit of the insurance, the average credit rating of the insured bonds is slightly lower within the AA category. The insured tax exempt bonds in our portfolio have been selected based on the quality of the underlying credit and not the value of the credit insurance enhancement.
     At September 30, 2008, we held $4.1 billion of mortgage-backed securities, which comprised about 25% of our taxable bond portfolio. About 98% of the mortgage-backed securities are rated AAA and the remaining 2% are all investment grade. Of the AAA rated securities, about 60% are residential mortgage-backed securities, consisting of pass-through securities guaranteed by a government agency or government sponsored enterprise (GSE), GSE collateralized mortgage obligations (CMOs) and other AAA rated CMOs, all backed by single family home mortgages. The majority of the CMOs are actively traded in liquid markets. The other 40% of the AAA rated securities are call protected, commercial mortgage-backed securities.

     At September 30, 2008, only about 1% of our bond portfolio was below investment grade and our investment portfolio did not have any direct exposure to either sub-prime mortgages or collateralized debt obligations.
     The net unrealized depreciation before tax of investments carried at fair value, which consist of fixed maturities and equity securities classified as available-for-sale, was $443 million at September 30, 2008 compared with net unrealized appreciation of $96 million at June 30, 2008 and $810 million at December 31, 2007. Such unrealized appreciation and depreciation is reflected in comprehensive income, net of applicable deferred income tax.
     Credit spreads, which refer to the difference between a risk-free yield (the yield on U.S. Treasury securities) and the actual yields on all other fixed maturity investments, increased significantly during the first nine months of 2008, due to the disruptions in the financial markets. This resulted in a decline in the fair value of many of our fixed maturity investments.
     Since September 30, 2008, credit spreads have increased and equity markets have declined. If these conditions continue during the remainder of the year, we would expect to experience additional unrealized depreciation of our fixed maturity and equity security portfolios.
Item 4 — Controls and Procedures
     As of September 30, 2008, an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) was performed under the supervision and with the participation of the Corporation’s management, including the chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2008.
     During the quarter ended September 30, 2008, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1 — Legal Proceedings
     As previously disclosed, Chubb and certain of its subsidiaries are defendants in an action filed on August 24, 2007 by the Ohio Attorney General against several insurers and one broker in the Court of Common Pleas in Cuyahoga County, Ohio. This action alleges that the defendants unlawfully used contingent commission agreements and conspired to reduce competition in the insurance markets, in violation of Ohio’s antitrust laws. The action seeks, among other things, treble damages and injunctive and declaratory relief. In July 2008, the court denied the Corporation’s and the other defendants’ motions to dismiss the Attorney General’s complaint. In August 2008, the Corporation and the other defendants filed answers to the complaint and discovery has begun. The Corporation believes that it has substantial defenses to the allegations included in this action and intends to defend the action vigorously.
Item 1A — Risk Factors
     Our business is subject to a number of risks, including those identified in Item 1A of our 2007 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission as supplemented below, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from fiscal period to fiscal period. The risks described in our Annual Report on Form 10-K and Quarterly Reports, as supplemented below, are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could have a material effect on our business, results of operations, financial condition and/or liquidity.
     The continuing volatility in the financial markets and the ongoing economic downturn could have a material adverse effect on our results of operations or financial condition.
     The significant financial market volatility experienced worldwide during the third quarter of 2008 has continued in the fourth quarter of 2008 and the impact on the U.S. and foreign economies appears to be worsening. Although the U.S. and other foreign governments have taken various actions to try to stabilize the financial markets, it is unclear whether those actions will be effective. Therefore, the financial market volatility and the resulting negative economic impact could continue and it is possible that it may be prolonged.
     Although we continue to monitor market conditions, we cannot predict future market conditions or their impact on our investment portfolio. Depending on market conditions, we could incur additional realized and unrealized losses in future fiscal periods, which could have a material adverse effect on our results of operations or financial condition. In addition, the continuing financial market volatility and economic downturn could have a material adverse affect on third parties that we do business with, including insureds, reinsurers and co-sureties. We cannot predict the impact that this would have on our business or results of operations.

     Certain of the actions the U.S. government has taken or may take in response to the financial market turmoil have impacted, or may impact, certain participants in the property and casualty insurance industry. It is possible that additional governmental measures will be enacted which could further affect the property and casualty insurance industry and its competitive landscape. We cannot predict the impact that such government intervention would have on our business.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     The following table summarizes Chubb’s stock repurchased each month in the quarter ended September 30, 2008.

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number	Average	as Part of	Yet Be Purchased
	of Shares	Price Paid	Publicly Announced	Under the
Period	Purchased (a)	Per Share	Plans or Programs	Plans or Programs (b)
July 2008	3,158,524	$48.27	3,158,524	6,156,682

August 2008	2,425,600	47.81	2,425,600	3,731,082

September 2008	330,200	47.76	330,200	3,400,882

Total	5,914,324	48.05	5,914,324

(a)	The stated amounts exclude 2,163 shares and 17,703 shares delivered to Chubb during the months of July 2008 and September 2008, respectively, by employees of the Corporation to cover option exercise prices and withholding taxes in connection with the Corporation’s stock-based compensation plans.

(b)	On December 13, 2007, the Board of Directors authorized the repurchase of up to 28,000,000 shares of common stock. The authorization has no expiration date.

Item 6 — Exhibits

Exhibit
Number	Description
- Material Contracts
10.1	Offer Letter, dated as of September 5, 2008, from The Chubb Corporation to Richard G. Spiro filed herewith.

- Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification by John D. Finnegan filed herewith.
31.2	Certification by Michael O’Reilly filed herewith.

- Section 1350 Certifications
32.1	Certification by John D. Finnegan filed herewith.
32.2	Certification by Michael O’Reilly filed herewith.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, The Chubb Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHUBB CORPORATION (Registrant)
By:	/s/ John J. Kennedy
John J. Kennedy
Senior Vice-President and Chief Accounting Officer

Date: November 10, 2008