Form 10-K
period 2008-12-31
CHUBB CORP
filed 2009-03-02
CIK 20171

UNITED  STATES  SECURITIES  AND  EXCHANGE  COMMISSION
Washington, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File No. 1-8661

The Chubb Corporation
(Exact name of registrant as specified in its charter)

New Jersey	13-2595722
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 Mountain View Road
Warren, New Jersey	07059
(Address of principal executive offices)	(Zip Code)

(908) 903-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, par value $1 per share	New York Stock Exchange
Series B Participating Cumulative	New York Stock Exchange
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [✓]

The aggregate market value of common stock held by non-affiliates of the registrant was $17,629,416,359 as of June 30, 2008, computed on the basis of the closing sale price of the common stock on that date.

352,324,016
Number of shares of common stock outstanding as of February 13, 2009

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

PART I.

Item 1.  Business

General

The Chubb Corporation (Chubb) was incorporated as a business corporation under the laws of the State of New Jersey in June 1967. Chubb and its subsidiaries are referred to collectively as the Corporation. Chubb is a holding company for a family of property and casualty insurance companies known informally as the Chubb Group of Insurance Companies (the P&C Group). Since 1882, the P&C Group has provided property and casualty insurance to businesses and individuals around the world. According to A.M. Best, the P&C Group is the 11th largest U.S. property and casualty insurance group based on 2007 net written premiums.

At December 31, 2008, the Corporation had total assets of $48 billion and shareholders’ equity of $13 billion. Revenues, income before income tax and assets for each operating segment for the three years ended December 31, 2008 are included in Note (11) of the Notes to Consolidated Financial Statements. The Corporation employed approximately 10,400 persons worldwide on December 31, 2008.

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

The P&C Group provides insurance coverages principally in the United States, Canada, Europe, Australia, and parts of Latin America and Asia. Revenues of the P&C Group by geographic area for the three years ended December 31, 2008 are included in Note (11) of the Notes to Consolidated Financial Statements.

The principal members of the P&C Group are Federal Insurance Company (Federal), Pacific Indemnity Company (Pacific Indemnity), Vigilant Insurance Company (Vigilant), Great Northern Insurance Company (Great Northern), Chubb Custom Insurance Company (Chubb Custom), Chubb National Insurance Company (Chubb National), Chubb Indemnity Insurance Company (Chubb Indemnity), Chubb Insurance Company of New Jersey (Chubb New Jersey), Texas Pacific Indemnity Company, Northwestern Pacific Indemnity Company, Executive Risk Indemnity Inc. (Executive Risk Indemnity) and Executive Risk Specialty Insurance Company (Executive Risk Specialty) in the United States, as well as Chubb Atlantic Indemnity Ltd. (a Bermuda company), Chubb Insurance Company of

Canada, Chubb Insurance Company of Europe, S.A., Chubb Insurance Company of Australia Limited, Chubb Argentina de Seguros, S.A., Chubb Insurance (China) Company Ltd. and Chubb do Brasil Companhia de Seguros.

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

  Premiums Written

A summary of the P&C Group’s premiums written during the past three years is shown in the following table:

	Direct	Reinsurance	Reinsurance	Net
	Premiums	Premiums	Premiums	Premiums
Year	Written	Assumed(a)	Ceded(a)	Written
	(in millions)
2006	$12,224	$954	$1,204	$11,974
2007	12,432	775	1,335	11,872
2008	12,443	549	1,210	11,782

(a) Intercompany items eliminated.

The net premiums written during the last three years for major classes of the P&C Group’s business are included in the Property and Casualty Insurance — Underwriting Results section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

One or more members of the P&C Group are licensed and transact business in each of the 50 states of the United States, the District of Columbia, Puerto Rico, the Virgin Islands, Canada, Europe, Australia, and parts of Latin America and Asia. In 2008, approximately 77% of the P&C Group’s direct business was produced in the United States, where the P&C Group’s businesses enjoy broad geographic distribution with a particularly strong market presence in the Northeast. The five states accounting for the largest amounts of direct premiums written were New York with 12%, California with 8%, Texas with 5%, Florida with 5% and New Jersey with 4%. Approximately 11% of the P&C Group’s direct premiums written was produced in Europe and 5% was produced in Canada.

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

Another frequently used measurement in the property and casualty insurance industry is the ratio of statutory net premiums written to policyholders’ surplus. At December 31, 2008 and 2007, the ratio for the P&C Group was .95 and .91, respectively.

  Producing and Servicing of Business

The P&C Group does not utilize a significant in-house distribution model for its products. Instead, in the United States, the P&C Group offers products through independent insurance agencies and accepts business on a regular basis from insurance brokers. In most instances, these agencies and brokers also offer products of other companies that compete with the P&C Group. The P&C Group’s branch and service offices assist these agencies and brokers in producing and servicing the P&C Group’s business. In addition to the administrative offices in Warren and Whitehouse Station, New Jersey, the P&C Group has territory, branch and service offices throughout the United States.

The P&C Group primarily offers products through insurance brokers outside the United States. Local branch offices of the P&C Group assist the brokers in producing and servicing the business. In conducting its foreign business, the P&C Group mitigates the risks relating to currency fluctuations by generally maintaining investments in those foreign currencies in which the P&C Group has loss reserves and other liabilities. The net asset or liability exposure to the various foreign currencies is regularly reviewed.

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

The P&C Group continues to emphasize early and accurate reserving, inventory management of claims and suits, and control of the dollar value of settlements. The number of outstanding claims at year-end 2008 was approximately 3% lower than the number at year-end 2007. The number of new arising claims during 2008 was approximately 1% higher than in the prior year.

Additional information related to the P&C Group’s estimates related to unpaid losses and loss adjustment expenses and the uncertainties in the estimation process is presented in the Property and Casualty Insurance — Loss Reserves section of MD&A.

The table on page 7 presents the subsequent development of the estimated year-end liability for unpaid losses and loss adjustment expenses, net of reinsurance recoverable, for the ten years prior to 2008. The Corporation acquired Executive Risk Inc. in 1999. The amounts in the table for the year 1998 do not include Executive Risk’s unpaid losses and loss adjustment expenses.

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

The upper section of the table shows the reestimated amount of the previously recorded net liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of losses for each individual year. The increase or decrease is reflected in operating results of the period in which the estimate is changed. The “cumulative deficiency (redundancy)” as shown in the table represents the aggregate change in the reserve estimates from the original balance sheet dates through December 31, 2008. The amounts noted are cumulative in nature; that is, an increase in a loss estimate that is related to a prior period occurrence generates a deficiency in each intermediate year. For example, a deficiency recognized in 2008 relating to losses incurred prior to December 31, 1998 would be included in the cumulative deficiency amount for each year in the period 1998 through 2007. Yet, the deficiency would be reflected in operating results only in 2008. The effect of changes in estimates of the liabilities for losses occurring in prior years on income before income taxes in each of the past three years is shown in the reconciliation of the beginning and ending liability for unpaid losses and loss adjustment expenses in the Property and Casualty Insurance — Loss Reserves section of MD&A.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT

	December 31
Year Ended	1998	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008
	(in millions)

Net Liability for Unpaid Losses and Loss Adjustment Expenses	$9,050	$9,749	$10,051	$11,010	$12,642	$14,521	$16,809	$18,713	$19,699	$20,316	$20,155

Net Liability Reestimated as of:
One year later	8,855	9,519	9,856	11,799	13,039	14,848	16,972	18,417	19,002	19,443
Two years later	8,517	9,095	10,551	12,143	13,634	15,315	17,048	17,861	18,215
Three years later	8,058	9,653	10,762	12,642	14,407	15,667	16,725	17,298
Four years later	8,527	9,740	11,150	13,246	14,842	15,584	16,526
Five years later	8,656	9,999	11,605	13,676	14,907	15,657
Six years later	8,844	10,373	11,936	13,812	15,064
Seven years later	9,119	10,602	12,019	13,994
Eight years later	9,324	10,702	12,170
Nine years later	9,434	10,828
Ten years later	9,536

Total Cumulative Net Deficiency (Redundancy)	486	1,079	2,119	2,984	2,422	1,136	(283)	(1,415)	(1,484)	(873)

Cumulative Net Deficiency Related to Asbestos and Toxic Waste Claims (Included in Above Total)	1,437	1,390	1,359	1,298	557	307	232	197	173	85

Cumulative Amount of Net Liability Paid as of*:
One year later	2,520	2,483	2,794	3,135	3,550	3,478	3,932	4,118	4,066	4,108
Two years later	3,708	4,079	4,699	5,499	5,911	6,161	6,616	6,896	6,789
Three years later	4,653	5,306	6,070	7,133	7,945	8,192	8,612	8,850
Four years later	5,362	6,196	7,137	8,564	9,396	9,689	10,048
Five years later	5,925	6,909	8,002	9,588	10,543	10,794
Six years later	6,370	7,453	8,765	10,366	11,353
Seven years later	6,719	8,009	9,305	10,950
Eight years later	7,086	8,402	9,714
Nine years later	7,382	8,697
Ten years later	7,562

Gross Liability, End of Year	$10,357	$11,435	$11,904	$15,515	$16,713	$17,948	$20,292	$22,482	$22,293	$22,623	$22,367
Reinsurance Recoverable, End of Year	1,307	1,686	1,853	4,505	4,071	3,427	3,483	3,769	2,594	2,307	2,212

Net Liability, End of Year	$9,050	$9,749	$10,051	$11,010	$12,642	$14,521	$16,809	$18,713	$19,699	$20,316	$20,155

Reestimated Gross Liability	$11,166	$13,265	$15,013	$19,460	$19,901	$19,450	$19,936	$20,838	$20,720	$21,691
Reestimated Reinsurance Recoverable	1,630	2,437	2,843	5,466	4,837	3,793	3,410	3,540	2,505	2,248

Reestimated Net Liability	$9,536	$10,828	$12,170	$13,994	$15,064	$15,657	$16,526	$17,298	$18,215	$19,443

Cumulative Gross Deficiency (Redundancy)	$809	$1,830	$3,109	$3,945	$3,188	$1,502	$(356)	$(1,644)	$(1,573)	$(932)

The amounts for the year 1998 do not include the unpaid losses and loss adjustment expenses of Executive Risk, which was acquired in 1999.

*	The cumulative amount of net liability paid amounts in the table for years prior to 2008 have been revised to remove the foreign currency fluctuation offset amounts that had been included in the past. The change did not have an effect on the other amounts in the table.

The subsequent development of the net liability for unpaid losses and loss adjustment expenses as of year-ends 1998 through 2003 was adversely affected by substantial unfavorable development related to asbestos and toxic waste claims. The cumulative net deficiencies experienced related to asbestos and toxic waste claims were the result of: (1) an increase in the actual number of claims filed; (2) an increase in the estimated number of potential claims; (3) an increase in the severity of actual and potential claims; (4) an increasingly adverse litigation environment; and (5) an increase in litigation costs associated with such claims. For the years 1998 and 1999, the unfavorable development related to asbestos and toxic waste claims was offset in varying degrees by favorable loss experience in the professional liability classes, particularly directors and officers liability and fiduciary liability. For 2000, in addition to the unfavorable development related to asbestos and toxic waste claims, there was significant unfavorable development in the commercial casualty and workers’ compensation classes. For the years 2001 through 2003, in addition to the unfavorable development related to asbestos and toxic waste claims, there was significant unfavorable development in the professional liability classes — principally directors and officers liability and errors and omissions liability, due in large part to adverse loss trends related to corporate failures and allegations of management misconduct and accounting irregularities — and the commercial casualty classes and, to a lesser extent, workers’ compensation. For the years 2004 through 2007, there was significant favorable development, primarily in the professional liability classes due to favorable loss trends in recent years and in the homeowners and commercial property classes due to lower than expected emergence of losses.

Conditions and trends that have affected development of the liability for unpaid losses and loss adjustment expenses in the past will not necessarily recur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on the data in this table.

The middle section of the table on page 7 shows the cumulative amount paid with respect to the reestimated net liability as of the end of each succeeding year. For example, in the 1998 column, as of December 31, 2008 the P&C Group had paid $7,562 million of the currently estimated $9,536 million of net losses and loss adjustment expenses that were unpaid at the end of 1998; thus, an estimated $1,974 million of net losses incurred on or before December 31, 1998 remain unpaid as of December 31, 2008, approximately 47% of which relates to asbestos and toxic waste claims.

The lower section of the table on page 7 shows the gross liability, reinsurance recoverable and net liability recorded at the balance sheet date for each of the indicated years and the reestimation of these amounts as of December 31, 2008.

The liability for unpaid losses and loss adjustment expenses, net of reinsurance recoverable, reported in the accompanying consolidated financial statements prepared in accordance with generally accepted accounting principles (GAAP) comprises the liabilities of U.S. and foreign members of the P&C Group as follows:

	December 31
	2008	2007
	(in millions)

U.S. subsidiaries	$16,871	$16,597
Foreign subsidiaries	3,284	3,719

	$20,155	$20,316

Members of the P&C Group are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). The difference between the liability for unpaid losses and loss expenses, net of reinsurance recoverable, reported in the statutory basis financial statements of the U.S. members of the P&C Group and such liability reported on a GAAP basis in the consolidated financial statements is not significant.

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

The investment results of the P&C Group for each of the past three years are shown in the following table.

	Average
	Invested	Investment	Percent Earned
Year	Assets(a)	Income(b)	Before Tax	After Tax
	(in millions)

2006	$33,492	$1,454	4.34%	3.48%
2007	36,406	1,590	4.37	3.50
2008	37,190	1,622	4.36	3.49

(a)	Average of amounts with fixed maturity securities at amortized cost, equity securities at fair value and other invested assets, which include private equity limited partnerships, at the P&C Group’s equity in the net assets of the partnerships.

(b)	Investment income after deduction of investment expenses, but before applicable income tax.

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

There are approximately 3,200 property and casualty insurance companies in the United States operating independently or in groups and no single company or group is dominant across all lines of business or jurisdictions. However, the relatively large size and underwriting capacity of the P&C Group provide it opportunities not available to smaller companies.

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

The National Association of Insurance Commissioners (NAIC) has a risk-based capital requirement for property and casualty insurance companies. The risk-based capital formula is used by state regulatory authorities to identify insurance companies that may be undercapitalized and that merit further regulatory attention. The formula prescribes a series of risk measurements to determine a minimum capital amount for an insurance company, based on the profile of the individual company. The ratio of a company’s actual policyholders’ surplus to its minimum capital requirement will determine whether any state regulatory action is required. At December 31, 2008, each member of the P&C Group had more than sufficient capital to meet the risk-based capital requirement. The NAIC periodically reviews the risk-based capital formula and changes to the formula could be considered in the future.

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

In all states, insurers authorized to transact certain classes of property and casualty insurance are required to become members of an insolvency fund. In the event of the insolvency of a licensed insurer writing a class of insurance covered by the fund in the state, companies in the P&C Group, together with the other fund members, are assessed in order to provide the funds necessary to pay certain claims against the insolvent insurer. Generally, fund assessments are proportionately based on the members’ written premiums for the classes of insurance written by the insolvent insurer. In certain states, the P&C Group can recover a portion of these assessments through premium tax offsets and policyholder surcharges. In 2008, assessments of the members of the P&C Group were insignificant. The amount of future assessments cannot be reasonably estimated.

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

Chubb Financial Solutions

Chubb Financial Solutions (CFS) provided customized financial products to corporate clients. The business of CFS was primarily structured credit derivatives, principally as a counterparty in portfolio credit default swaps. CFS has been in run-off since 2003. Since that date, CFS has terminated early or run-off nearly all of its contractual obligations within its financial products portfolio. Additional information related to CFS’s operations is included in the Corporate and Other — Chubb Financial Solutions section of MD&A.

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

The process of establishing loss reserves is complex and imprecise as it must take into consideration many variables that are subject to the outcome of future events. As a result, informed subjective estimates and judgments as to our ultimate exposure to losses are an integral component of our loss reserving process. Variations between our loss reserve estimates and the actual emergence of losses could be material and could have a material adverse effect on our results of operations or financial condition.

A further discussion of the risk factors related to our property and casualty loss reserves is presented in the Property and Casualty Insurance — Loss Reserves section of MD&A.

The effects of emerging claim and coverage issues on our business are uncertain.

As industry practices and legal, judicial, social, environmental and other conditions change, unexpected or unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these issues may not become apparent for some time after we have written the insurance policies that are affected by such issues. As a result, the full extent of liability under our insurance policies may not be known for many years after the policies are issued. Emerging claim and coverage issues could have a material adverse effect on our results of operations or financial condition.

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

The extent of losses from a catastrophe is a function of both the total amount of exposure under our insurance policies in the area affected by the event and the severity of the event. Most catastrophes are restricted to relatively small geographic areas; however, hurricanes and earthquakes may produce significant damage over larger areas, especially those that are heavily populated. Natural or man-made catastrophic events could cause claims under our insurance policies to be higher than we anticipated and could cause substantial volatility in our financial results for any fiscal quarter or year. Our ability to write new business could also be affected. We believe that increases in the value and geographic concentration of insured property and the effects of inflation could increase the severity of claims from catastrophic events in the future. In addition, states have from time to time passed legislation that has the effect of limiting the ability of insurers to manage catastrophe risk, such as legislation limiting insurers ability to increase rates and prohibiting insurers from withdrawing from catastrophe-exposed areas.

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

We may experience reduced returns or losses on our investments especially during periods of heightened volatility, which could have a material adverse effect on our results of operations or financial condition.

The returns on our investment portfolio may be reduced or we may incur losses as a result of changes in general economic conditions, interest rates, real estate markets, fixed income markets, equity markets, alternative investment markets, credit markets, exchange rates, global capital market conditions and numerous other factors that are beyond our control.

The worldwide financial markets experience high levels of volatility during certain periods, as was the case during 2008, which could have an increasingly adverse impact on the U.S. and foreign economies. The financial market volatility and the resulting negative economic impact could continue and it is possible that it may be prolonged, which could adversely affect our current investment portfolio, make it difficult to determine the value of certain assets in our portfolio and/or make it difficult for us to purchase suitable investments that meet our risk and return criteria. These factors could cause us to realize less than expected returns on invested assets, sell investments for a loss or write off or write down investments, any of which could have a material adverse effect on our results of operations or financial condition.

A significant portion of our investment portfolio consists of tax exempt securities and we receive certain tax benefits relating to such securities based on current laws and regulations. Our portfolio has also benefited from certain other laws and regulations, including without limitation, tax credits (such as foreign tax credits). Federal and/or state tax legislation could be enacted that would lessen or eliminate some or all of the tax advantages currently benefiting us and could negatively impact the value of our investment portfolio.

If we experience difficulties with outsourcing relationships, our ability to conduct our business might be negatively impacted.

We outsource certain business and administrative functions to third parties and may do so increasingly in the future. If we fail to develop and implement our outsourcing strategies or our third party providers fail to perform as anticipated, we may experience operational difficulties, increased costs and a loss of business that may have a material adverse effect on our results of operations or financial condition. By outsourcing certain business and administrative functions to third parties, we may be exposed to enhanced risk of data security breaches. Any breach of data security could damage our reputation and/or result in monetary damages, which, in turn, could have a material adverse effect on our results of operations or financial condition.

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

These risks may be heightened during difficult economic conditions such as those currently being experienced in the United States and elsewhere.

We are exposed to credit risk in our business operations and in our investment portfolio.

We are exposed to credit risk in several areas of our business operations, including, without limitation, credit risk relating to reinsurance, co-sureties on surety bonds, policyholders of certain of our insurance products, independent agents and brokers, issuers of securities, insurers of certain securities and certain other counterparties relating to our investment portfolio.

With respect to reinsurance coverages that we have purchased, our ability to recover amounts due from reinsurers may be affected by the creditworthiness and willingness to pay of the reinsurers. Although certain reinsurance we have purchased is collateralized, the collateral is exposed to credit risk of the counterparty that has guaranteed a fixed investment return on such collateral.

It is customary practice in the surety business for multiple insurers to participate as co-sureties on large surety bonds, meaning that each insurer (each referred to as a co-surety) assumes its proportionate share of the risk and receives a corresponding percentage of the bond premium. Under these arrangements, the co-sureties’ obligations are joint and several. Consequently, if a co-surety defaults on its obligations, the remaining co-surety or co-sureties are obligated to make up the shortfall to the beneficiary of the surety bond even though the non-defaulting co-sureties did not receive the premium for that portion of the risk. Therefore, we are subject to credit risk with respect to the insurers with whom we are co-sureties on surety bonds.

In accordance with industry practice, when insureds purchase our insurance products through independent agents and brokers, they generally pay the premiums to the agent or broker, which in turn is required to remit the collected premium to us. In many jurisdictions, we are deemed to have received payment upon the receipt of the payment by the agent or broker, regardless of whether the agent or broker actually remits payment to us. As a result, we assume credit risk associated with amounts due from independent agents and brokers.

The value of our investment portfolio is subject to credit risk from the issuers and/or guarantors of the securities in the portfolio, other counterparties in certain transactions and, for certain securities, insurers that guarantee specific issuer’s obligations. Defaults by the issuer and, where applicable, an issuer’s guarantor, insurer or other counterparties with regard to any of such investments could reduce our net investment income and net realized investment gains or result in investment losses.

Our exposure to any of the above credit risks could have a material adverse effect on our results of operations or financial condition.

Reinsurance coverage may not be available to us in the future at commercially reasonable rates or at all.

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

We are subject to a number of risks associated with our business outside the United States.

A significant portion of our business is conducted outside the United States, including in Asia, Australia, Canada, Europe and Latin America. By doing business outside the United States, we are subject to a number of risks, including without limitation, dealing with jurisdictions, especially in emerging markets, that may lack political, financial or social stability and/or a strong legal and regulatory framework, which may make it difficult to do business and comply with local laws and regulations in such jurisdictions. Failure to comply with local laws in a particular jurisdiction or doing business in a country that becomes increasingly unstable could have a significant negative effect on our business and operations in that market as well as on our reputation generally.

As part of our international operations, we engage in transactions denominated in a currency other than the United States dollar. To reduce our exposure to currency fluctuation, we attempt to match the currency of the liabilities we incur under insurance policies with assets denominated in the same local currency. However, in the event that we underestimate our exposure, negative movements in the United States dollar versus the local currency will exacerbate the impact of the exposure on our results of operations and financial condition.

We report the results of our international operations on a consolidated basis with our domestic business. These results are reported in United States dollars. A significant portion of the business we write outside the United States, however, is transacted in local currencies. Consequently, fluctuations in the relative value of local currencies in which the policies are written versus the United States dollar can mask the underlying trends in our international business.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The executive offices of the Corporation are in Warren, New Jersey. The administrative offices of the P&C Group are located in Warren and Whitehouse Station, New Jersey. The P&C Group maintains territory, branch and service offices in major cities throughout the United States and also has offices in Canada, Europe, Australia, Latin America and Asia. Office facilities are leased with the exception of buildings in Whitehouse Station, New Jersey and Simsbury, Connecticut. Management considers its office facilities suitable and adequate for the current level of operations.

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

In December 2007, certain of Chubb’s subsidiaries were named in an action filed in the Superior Court of Los Angeles County, California that contains allegations similar to those made in the Texas and Ohio actions. In August 2008, Chubb’s motion to dismiss the complaint was granted, but permitted plaintiffs to amend their complaint. Chubb’s motion to dismiss the amended complaint was granted, with prejudice, in January 2009.

As previously disclosed, Chubb and certain of its subsidiaries have been involved in the investigations by various Attorneys General and other regulatory authorities of several states, the U.S. Securities and Exchange Commission, the U.S. Attorney for the Southern District of New York and certain non-U.S. regulatory authorities with respect to certain business practices in the property and casualty insurance industry including (1) potential conflicts of interest and anti-competitive behavior arising from the payment of contingent commissions to brokers and agents and (2) loss mitigation and finite reinsurance arrangements. In connection with these investigations, Chubb and certain of its subsidiaries received subpoenas and other requests for information from various regulators. The Corporation has cooperated fully with these investigations. The Corporation has settled with several state Attorneys General and insurance departments all issues arising out of their investigations. As described in more detail below, the Attorney General of Ohio in August 2007 filed an action against Chubb and certain of its subsidiaries, as well as several other insurers and one broker, as a result of the Ohio Attorney General’s business practices investigation. Although no other Attorney General or regulator has initiated an action against the Corporation, it is possible that such an action may be brought against the Corporation with respect to some or all of the issues that are the focus of these ongoing investigations.

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

As previously disclosed, Chubb and certain of its subsidiaries have also been named as defendants in two purported class actions relating to allegations of unlawful use of contingent commission arrangements that were originally filed in state court. The first was filed on February 16, 2005 in Seminole County, Florida. The second was filed on May 17, 2005 in Essex County, Massachusetts. Both cases were removed to federal court and then transferred by the Judicial Panel on Multidistrict Litigation to the U.S. District Court for the District of New Jersey for consolidation with the In re Insurance Brokerage Antitrust Litigation. Since being transferred to the District of New Jersey, the plaintiff in the former action has been inactive, and that action currently is stayed. The latter action has been voluntarily dismissed. On September 28, 2007, the U.S. District Court for the District of New Jersey dismissed the second amended complaint filed by the plaintiffs in In re Insurance Brokerage Antitrust Litigation in its entirety. In so doing, the court dismissed the plaintiffs’ Sherman Act and RICO claims with prejudice for failure to state a claim, and it dismissed the plaintiffs’ state law claims without prejudice because it declined to exercise supplemental jurisdiction over them. The plaintiffs have appealed the dismissal of their second amended complaint to the U.S. Court of Appeals for the Third Circuit, and that appeal is currently pending.

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

As previously disclosed, on October 12, 2007, certain of Chubb’s subsidiaries were named as defendants in an action similar to In re Insurance Brokerage Antitrust Litigation. This action was filed in the U.S. District Court for the Northern District of Georgia. This action has been identified to the Judicial Panel on Multidistrict Litigation as a potential “tag-along action” to In re Insurance Brokerage Antitrust Litigation. The Corporation currently anticipates that this action will be transferred by the Judicial Panel on Multidistrict Litigation to the U.S. District Court for the District of New Jersey and consolidated with In re Insurance Brokerage Antitrust Litigation.

On August 24, 2007, Chubb and certain of its subsidiaries were named as defendants in an action filed by the Ohio Attorney General against several insurers and one broker. This action alleges violations of Ohio’s antitrust laws. In July 2008, the court denied the Corporation’s and the other defendants’ motions to dismiss the Attorney General’s complaint. In August 2008, the Corporation and the other defendants filed answers to the complaint and discovery is proceeding.

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

Chubb and its subsidiaries are also defendants in various lawsuits arising out of their businesses. It is the opinion of management that the final outcome of these matters will not have a material adverse effect on the Corporation’s results of operations or financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the shareholders during the quarter ended December 31, 2008.

Executive Officers of the Registrant

		Year of
	Age(a)	Election(b)

John D. Finnegan, Chairman, President and Chief Executive Officer	60	2002
W. Brian Barnes, Senior Vice President and Chief Actuary of Chubb & Son, a division of Federal	46	2008
Maureen A. Brundage, Executive Vice President and General Counsel	52	2005
Robert C. Cox, Executive Vice President of Chubb & Son, a division of Federal	51	2003
John J. Degnan, Vice Chairman and Chief Operating Officer	64	1994
John J. Kennedy, Senior Vice President and Chief Accounting Officer	53	2008
Paul J. Krump, Executive Vice President and Chief Underwriting Officer of Chubb & Son, a division of Federal	49	2001
Andrew A. McElwee, Jr., Executive Vice President of Chubb & Son, a division of Federal	54	1997
Harold L. Morrison, Jr., Executive Vice President and Chief Global Field Officer of Chubb & Son, a division of Federal	51	2008
Steven R. Pozzi, Executive Vice President of Chubb & Son, a division of Federal	52	2009
Dino E. Robusto, Executive Vice President and Chief Administrative Officer of Chubb & Son, a division of Federal	50	2006
Richard G. Spiro, Executive Vice President and Chief Financial Officer	44	2008
(a) Ages listed above are as of April 28, 2009.

(b) Date indicates year first elected or designated as an executive officer.

All of the foregoing officers serve at the pleasure of the Board of Directors of the Corporation and have been employees of the Corporation for more than five years except for Ms. Brundage and Mr. Spiro.

Before joining the Corporation in 2005, Ms. Brundage was a partner in the law firm of White & Case LLP, where she headed the securities practice in New York and co-chaired its global securities practice.

Before joining the Corporation in 2008, Mr. Spiro was an investment banker at Citigroup Global Markets Inc., where he served as a Managing Director in Citigroup’s financial institutions investment banking group.

PART II.

Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters

The common stock of Chubb is listed and principally traded on the New York Stock Exchange (NYSE) under the trading symbol “CB”. The following are the high and low closing sale prices as reported on the NYSE Composite Tape and the quarterly dividends declared per share for each quarter of 2008 and 2007.

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Common stock prices
High	$54.38	$54.65	$64.50	$53.06
Low	48.02	49.01	45.61	38.75
Dividends declared	.33	.33	.33	.33

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Common stock prices
High	$53.34	$55.91	$54.63	$55.52
Low	48.82	51.68	47.36	49.80
Dividends declared	.29	.29	.29	.29

At February 13, 2009, there were approximately 8,900 common shareholders of record.

The declaration and payment of future dividends to Chubb’s shareholders will be at the discretion of Chubb’s Board of Directors and will depend upon many factors, including the Corporation’s operating results, financial condition and capital requirements, and the impact of regulatory constraints discussed in Note (18)(f) of the Notes to Consolidated Financial Statements.

The following table summarizes the stock repurchased by Chubb during each month in the quarter ended December 31, 2008.

			Total Number of	Maximum Number of
	Total		Shares Purchased as	Shares that May Yet Be
	Number of		Part of Publicly	Purchased Under
	Shares	Average Price	Announced Plans or	the Plans or
Period	Purchased(a)	Paid Per Share	Programs	Programs(b)

October 2008	1,921,900	$43.61	1,921,900	1,478,982
November 2008	860,200	45.66	860,200	618,782
December 2008	834,882	48.37	834,882	19,783,900

Total	3,616,982	45.20	3,616,982

(a)	The stated amounts exclude 6,971 shares and 8,493 shares delivered to Chubb during the months of November 2008 and December 2008, respectively, by employees of the Corporation to cover option exercise prices and withholding taxes in connection with the Corporation’s stock-based compensation plans.

(b)	On December 13, 2007, the Board of Directors authorized the repurchase of up to 28,000,000 shares of common stock. No shares remain under this share repurchase authorization. On December 4, 2008, the Board of Directors authorized the repurchase of up to 20,000,000 additional shares of common stock. The authorization has no expiration date.

Stock Performance Graph

The following performance graph compares the performance of Chubb’s common stock during the five-year period from December 31, 2003 through December 31, 2008 with the performance of the Standard & Poor’s 500 Index and the Standard & Poor’s Property & Casualty Insurance Index. The graph plots the changes in value of an initial $100 investment over the indicated time periods, assuming all dividends are reinvested.

Cumulative Total Return
Based upon an initial investment of $100 on December 31, 2003 with dividends reinvested

	December 31
	2003	2004	2005	2006	2007	2008

Chubb	$100	$115	$150	$165	$174	$167
S&P 500	100	111	116	135	142	90
S&P 500 Property & Casualty Insurance	100	110	127	143	123	87

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

Item 6.  Selected Financial Data

	2008	2007	2006	2005	2004
	(in millions except for per share amounts)
FOR THE YEAR
Revenues
Property and Casualty Insurance
Premiums Earned	$11,828	$11,946	$11,958	$12,176	$11,636
Investment Income	1,652	1,622	1,485	1,342	1,207
Other Revenues	4	11	—	—	—
Corporate and Other	108	154	315	181	116
Realized Investment Gains (Losses), Net	(371)	374	245	384	218

Total Revenues	$13,221	$14,107	$14,003	$14,083	$13,177

Income
Property and Casualty Insurance
Underwriting Income	$1,361	$2,116	$1,905	$921 (a)	$846
Investment Income	1,622	1,590	1,454	1,315	1,184
Other Income (Charges)	9	6	10	(1)	(4)

Property and Casualty Insurance Income	2,992	3,712	3,369	2,235	2,026
Corporate and Other	(214)	(149)	(89)	(172)	(176)
Realized Investment Gains (Losses), Net	(371)	374	245	384	218

Income Before Income Tax	2,407	3,937	3,525	2,447	2,068
Federal and Foreign Income Tax	603	1,130	997	621	520

Net Income	$1,804	$2,807	$2,528	$1,826	$1,548

Per Share
Net Income	$4.92	$7.01	$5.98	$4.47	$4.01
Dividends Declared on Common Stock	1.32	1.16	1.00	.86	.78

AT DECEMBER 31
Total Assets	$48,429	$50,574	$50,277	$48,061	$44,260
Long Term Debt	3,975	3,460	2,466	2,467	2,814
Total Shareholders’ Equity	13,432	14,445	13,863	12,407	10,126
Book Value Per Share	38.13	38.56	33.71	29.68	26.28

(a)	Underwriting income in 2005 reflected net costs of $462 million ($300 million after-tax or $0.74 per share) related to Hurricane Katrina.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition of the Corporation as of December 31, 2008 compared with December 31, 2007 and the results of operations for each of the three years in the period ended December 31, 2008. This discussion should be read in conjunction with the consolidated financial statements and related notes and the other information contained in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this document are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 (PSLRA). These forward-looking statements are made pursuant to the safe harbor provisions of the PSLRA and include statements regarding our loss reserve and reinsurance recoverable estimates; the impact of future catastrophes (including acts of terrorism); asbestos and toxic waste liability developments; the number and severity of surety-related claims as well as surety market conditions; the impact of changes to our reinsurance program in 2007 and 2008 and the cost and availability of reinsurance in 2009; the adequacy of the rates at which we renewed and wrote new business; premium volume and competition in 2009; property and casualty investment income during 2009; changes in the value of our limited partnership investments during the first quarter of 2009; securities in our investment portfolio that may become other-than-temporarily impaired; cash flows generated by our fixed income investments; the impact of dislocations in the property and casualty insurance market, the ongoing economic downturn and currency rate fluctuations; estimates with respect to our credit derivatives exposure; the repurchase of common stock under our share repurchase program; our capital adequacy and funding of liquidity needs; and the impact of the amortization of net losses relating to our pension and other postretirement benefit plans. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. These statements are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties, which include, among others, those discussed or identified from time to time in our public filings with the Securities and Exchange Commission and those associated with:

•	global political conditions and the occurrence of terrorist attacks, including any nuclear, biological, chemical or radiological events;

•	the effects of the outbreak or escalation of war or hostilities;

•	premium pricing and profitability or growth estimates overall or by lines of business or geographic area, and related expectations with respect to the timing and terms of any required regulatory approvals;

•	adverse changes in loss cost trends;

•	our ability to retain existing business and attract new business;

•	our expectations with respect to cash flow and investment income and with respect to other income;

•	the adequacy of loss reserves, including:

•	our expectations relating to reinsurance recoverables;

•	the willingness of parties, including us, to settle disputes;

•	developments in judicial decisions or regulatory or legislative actions relating to coverage and liability, in particular, for asbestos, toxic waste and other mass tort claims;

•	development of new theories of liability;

•	our estimates relating to ultimate asbestos liabilities;

•	the impact from the bankruptcy protection sought by various asbestos producers and other related businesses; and

•	the effects of proposed asbestos liability legislation, including the impact of claims patterns arising from the possibility of legislation and those that may arise if legislation is not passed;

•	the availability and cost of reinsurance coverage;

•	the occurrence of significant weather-related or other natural or human-made disasters, particularly in locations where we have concentrations of risk;

•	the impact of economic factors on companies on whose behalf we have issued surety bonds, and in particular, on those companies that file for bankruptcy or otherwise experience deterioration in creditworthiness;

•	the effects of disclosures by, and investigations of, companies relating to possible accounting irregularities, practices in the financial services industry, investment losses or other corporate governance issues, including:

•	claims and litigation arising out of stock option “backdating,” spring loading” and other equity grant practices by public companies;

•	the effects on the capital markets and the markets for directors and officers and errors and omissions insurance;

•	claims and litigation arising out of actual or alleged accounting or other corporate malfeasance by other companies;

•	claims and litigation arising out of practices in the financial services industry;

•	claims and litigation relating to uncertainty in the credit and broader financial markets; and

•	legislative or regulatory proposals or changes;

•	the effects of changes in market practices in the U.S. property and casualty insurance industry, in particular contingent commissions and loss mitigation and finite reinsurance arrangements, arising from any legal or regulatory proceedings, related settlements and industry reform, including changes that have been announced and changes that may occur in the future;

•	the impact of legislative and regulatory developments on our business, including those relating to terrorism, catastrophes and the financial markets;

•	any downgrade in our claims-paying, financial strength or other credit ratings;

•	the ability of our subsidiaries to pay us dividends;

•	general economic and market conditions including:

•	changes in interest rates, market credit spreads and the performance of the financial markets;

•	currency fluctuations;

•	the effects of inflation;

•	changes in domestic and foreign laws, regulations and taxes;

•	changes in competition and pricing environments;

•	regional or general changes in asset valuations;

•	the inability to reinsure certain risks economically; and

•	changes in the litigation environment; and

•	our ability to implement management’s strategic plans and initiatives.

Chubb assumes no obligation to update any forward-looking information set forth in this document, which speak as of the date hereof.

CRITICAL ACCOUNTING ESTIMATES AND JUDGMENTS

The consolidated financial statements include amounts based on informed estimates and judgments of management for transactions that are not yet complete. Such estimates and judgments affect the reported amounts in the financial statements. Those estimates and judgments that were most critical to the preparation of the financial statements involved the determination of loss reserves and the recoverability of related reinsurance recoverables and the evaluation of whether a decline in value of any investment is temporary or other-than-temporary. These estimates and judgments, which are discussed within the following analysis of our results of operations, require the use of assumptions about matters that are highly uncertain and therefore are subject to change as facts and circumstances develop. If different estimates and judgments had been applied, materially different amounts might have been reported in the financial statements.

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

•	Net income was $1.8 billion in 2008 compared with $2.8 billion in 2007 and $2.5 billion in 2006. The lower net income in 2008 was due primarily to two factors. First, underwriting income in our property and casualty insurance business was substantially lower in 2008 than in 2007 and 2006. Second, we had realized investment losses in 2008 compared with realized investment gains in 2007 and 2006.

•	Underwriting results were highly profitable in 2008, 2007 and 2006, but more so in 2007 and 2006. Our combined loss and expense ratio was 88.7% in 2008 compared with 82.9% in 2007 and 84.2% in 2006. The less profitable results in 2008 were due in large part to higher catastrophe losses and the cumulative impact of rate reductions experienced in our commercial and professional liability classes over the past several years. The impact of catastrophes accounted for 5.1 percentage points of the combined ratio in 2008 compared with 3.0 percentage points in 2007 and 1.4 percentage points in 2006.

•	During 2008, we experienced overall favorable development of $873 million on loss reserves established as of the previous year end, due primarily to favorable loss experience in certain professional liability and commercial liability classes as well as lower than expected emergence of losses in the homeowners and commercial property classes. During 2007, we experienced overall favorable development of $697 million due primarily to favorable loss trends in the professional liability classes, lower than expected emergence of losses in the homeowners and commercial property classes and better than expected reported loss activity in the run-off of our reinsurance assumed business. During 2006, we experienced overall favorable development of $296 million due primarily to lower than expected emergence of losses in the homeowners and commercial property classes.

•	Total net premiums written decreased by 1% in both 2008 and 2007. The lack of growth in both years reflected our continued emphasis on underwriting discipline in a highly competitive market environment. Net premiums written in the United States decreased by 2% in 2008 and 1% in 2007. Net premiums written outside the United States increased by 6% in 2008 and 10% in 2007; such growth was largely attributable to the impact of currency fluctuation.

•	Property and casualty investment income after tax increased by 2% in 2008 and 9% in 2007. The growth in 2008 was limited as average invested assets increased only modestly during the year. For more information on this non-GAAP financial measure, see “Property and Casualty Insurance — Investment Results.”

•	Net realized investment losses before taxes were $371 million in 2008 compared with net realized gains before taxes of $374 million in 2007 and $245 million in 2006. The net realized losses in 2008 were primarily attributable to other-than-temporary impairment losses on equity securities. The net realized gains in 2007 and 2006 were primarily attributable to gains from investments in limited partnerships.

A summary of our consolidated net income is as follows:

	Years Ended December 31
	2008	2007	2006
	(in millions)

Property and casualty insurance	$2,992	$3,712	$3,369
Corporate and other	(214)	(149)	(89)
Realized investment gains (losses)	(371)	374	245

Consolidated income before income tax	2,407	3,937	3,525
Federal and foreign income tax	603	1,130	997

Consolidated net income	$1,804	$2,807	$2,528

PROPERTY AND CASUALTY INSURANCE

A summary of the results of operations of our property and casualty insurance business is as follows:

	Years Ended December 31
	2008	2007	2006
	(in millions)

Underwriting
Net premiums written	$11,782	$11,872	$11,974
Decrease (increase) in unearned premiums	46	74	(16)

Premiums earned	11,828	11,946	11,958

Losses and loss expenses	6,898	6,299	6,574
Operating costs and expenses	3,546	3,564	3,467
Increase in deferred policy acquisition costs	(17)	(52)	(19)
Dividends to policyholders	40	19	31

Underwriting income	1,361	2,116	1,905

Investments
Investment income before expenses	1,652	1,622	1,485
Investment expenses	30	32	31

Investment income	1,622	1,590	1,454

Other income	9	6	10

Property and casualty income before tax	$2,992	$3,712	$3,369

Property and casualty investment income after tax	$1,297	$1,273	$1,166

Property and casualty income before tax in 2008 was lower than in 2007 due to substantially lower underwriting income. The decrease in underwriting income in 2008 was due in large part to higher catastrophe losses and the cumulative impact of rate reductions experienced over the past several years in our commercial and specialty insurance businesses. Property and casualty income before tax in 2007 was higher than in 2006 due to higher underwriting income, particularly in our specialty insurance business, as well as a substantial increase in investment income due to an increase in invested assets.

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

Net Premiums Written

Net premiums written amounted to $11.8 billion in 2008, a decrease of 1% compared with 2007. Net premiums written in 2007 decreased 1% compared with 2006.

Net premiums written by business unit were as follows:

	Years Ended December 31
		% Increase		% Increase
		(Decrease)		(Decrease)
	2008	2008 vs. 2007	2007	2007 vs. 2006	2006
	(dollars in millions)

Personal insurance	$3,826	3%	$3,709	5%	$3,518
Commercial insurance	4,993	(2)	5,083	(1)	5,125
Specialty insurance	2,899	(2)	2,944	—	2,941

Total insurance	11,718	—	11,736	1	11,584
Reinsurance assumed	64	(53)	136	(65)	390

Total	$11,782	(1)	$11,872	(1)	$11,974

Net premiums written from our insurance business were flat in 2008 compared with 2007 and grew 1% in 2007 compared with 2006. Premiums in the United States, which represent about 75% of our insurance premiums, decreased 2% in 2008 and 1% in 2007. Insurance premiums outside the U.S. grew 6% in 2008 and 10% in 2007. The growth outside the U.S. in 2008 and 2007 was largely attributable to the impact of currency fluctuation due to the weakness of the U.S. dollar. In both years, such growth was 3% when measured in local currencies.

The overall lack of premium growth in both 2008 and 2007 reflected our continued emphasis on underwriting discipline in a highly competitive market environment. Rates were under competitive pressure that varied by class of business and geographic area. In both years, we retained a high percentage of our existing customers and renewed these accounts at what we believe are acceptable rates relative to the risks. While we continued to be disciplined, we found opportunities to write new business at acceptable rates; however, the number of such opportunities declined throughout 2007 and most of 2008.

During the second half of 2008, the property and casualty insurance market experienced disruption as a result of broader issues in the financial markets and the economies of the United States and other countries. The crisis in the financial markets had an adverse impact on some of our competitors. This has resulted in an increase in opportunities for us to write new business and we expect further opportunities in 2009. There are some factors that indicate that rates should increase during 2009, but the timing and magnitude of those changes are difficult to predict. Although these developments should have a positive effect on our business in 2009, we expect that the continued economic downturn will negatively impact our business in 2009. We expect net written premiums, excluding the impact of currency fluctuation, will be flat to modestly higher in 2009 compared with 2008. Assuming the foreign currency to U.S. dollar exchange rates remain at current levels, premium growth expressed in U.S. dollars would be adversely affected, resulting in a modest decrease in premiums in 2009 compared to 2008.

Net reinsurance assumed premiums written decreased by 53% in 2008 and 65% in 2007. The significant premium decline reflects the sale of our ongoing reinsurance assumed business to Harbor Point Limited in December 2005, which is discussed below.

Reinsurance Ceded

Our premiums written are net of amounts ceded to reinsurers, who assume a portion of the risk under certain insurance policies we write that are subject to the reinsurance.

Reinsurance rates generally remained steady in 2007 due in part to a relatively low level of catastrophes in 2006. Capacity restrictions continued in some segments of the marketplace in both years. Our overall reinsurance costs were similar in 2007 and 2006.

We did not renew our casualty clash treaty in 2007 as we believed the cost was not justified given the limited capacity and terms available. The treaty had provided coverage of approximately 55% of losses between $75 million and $150 million per insured event.

On our commercial property per risk treaty, in 2007 we increased the reinsurance coverage at the top of the program by $100 million.

The structure of our property catastrophe program for events in the United States was modified in 2007 but the overall coverage was similar to the previous program. In place of traditional reinsurance, we purchased fully collateralized four-year reinsurance coverage for homeowners-related losses sustained from qualifying hurricane loss events in the northeastern part of the United States. This reinsurance was purchased from East Lane Re Ltd., a Cayman Islands reinsurance company, which financed the provision of reinsurance through the issuance of $250 million in catastrophe bonds to investors under two separate bond tranches.

Reinsurance rates for property risks declined somewhat in 2008. Capacity restrictions for certain coverages continued in the marketplace. The overall cost of our property reinsurance program was modestly lower in 2008 than that in 2007.

On our commercial property per risk treaty, in 2008 we increased the reinsurance coverage in the top layer of the treaty by $60 million. This treaty now provides approximately $560 million of coverage per risk in excess of our $25 million retention.

The structure of our property catastrophe program for events in the United States was again modified in 2008, but the overall coverage remains similar to the previous program. We purchased $200 million of fully collateralized three-year reinsurance coverage in place of traditional reinsurance. This reinsurance was purchased from East Lane Re II Ltd., a Cayman Islands reinsurance company, which financed the provision of reinsurance through the issuance of $200 million in catastrophe bonds to investors under three separate bond tranches. The current traditional catastrophe reinsurance treaty, in combination with the collateralized coverage purchased in 2008, provides coverage of approximately 70% of losses (net of recoveries from other available reinsurance) between $350 million and $1.3 billion, with additional coverage of about 60% of losses between $1.3 billion and $2.05 billion in the northeastern part of the United States, where we have our greatest concentration of catastrophe exposure.

The fully collateralized four-year reinsurance coverage purchased in 2007 for homeowners-related losses sustained from qualifying hurricane loss events in the northeastern part of the United States remains in effect and now provides coverage of approximately 30% of covered losses between $1.35 billion and $2.2 billion.

We have additional reinsurance from the Florida Hurricane Catastrophe Fund, which is a state-mandated fund designed to reimburse insurers for a portion of their residential catastrophic hurricane losses. Our participation in this program limits our initial retention in Florida for homeowners-related losses to approximately $185 million.

On our property catastrophe treaty for events outside the United States, in 2008, we increased the reinsurance coverage in the top layer of the treaty by $50 million and modestly increased our participation in the program. The treaty now provides coverage of approximately 85% of losses (net of recoveries from other available reinsurance) between $75 million and $325 million.

Our property reinsurance treaties generally contain terrorism exclusions for acts perpetrated by foreign terrorists, and for nuclear, biological, chemical and radiological loss causes whether such acts are perpetrated by foreign or domestic terrorists.

We do not expect the changes we made to our reinsurance program during 2007 and 2008 to have a material effect on the Corporation’s results of operations, financial condition or liquidity.

Most of our ceded reinsurance arrangements consist of excess of loss and catastrophe contracts that protect against a specified part or all of certain types of losses over stipulated amounts arising from any one occurrence or event. Therefore, unless we incur losses that exceed our initial retention under these contracts, we do not receive any loss recoveries. As a result, in certain years, we cede premiums to other insurance companies and receive few, if any, loss recoveries. However, in a year in which there is a significant catastrophic event or a series of large individual losses, we may receive substantial loss recoveries. The impact of ceded reinsurance on net premiums written and earned and on net losses and loss expenses incurred for the three years ended December 31, 2008 is presented in Note (10) of the Notes to Consolidated Financial Statements.

Our property reinsurance treaties represent the most significant component of our reinsurance program. Our major property reinsurance treaties expire on April 1, 2009. While we expect that reinsurance rates for property risks will increase in 2009, the final structure of our program and amount of coverage purchased will be determinants of our total reinsurance costs in 2009.

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

Underwriting results were highly profitable in each of the last three years, but somewhat less so in 2008. The combined loss and expense ratio for our overall property and casualty business was as follows:

	Years Ended December 31
	2008	2007	2006

Loss ratio	58.5%	52.8%	55.2%
Expense ratio	30.2	30.1	29.0

Combined loss and expense ratio	88.7%	82.9%	84.2%

The relatively low loss ratio in each of the last three years reflected the favorable loss experience which we believe resulted from our disciplined underwriting in recent years. Results in all three years, particularly 2008 and 2007, benefited from favorable prior year loss development. For more information on prior year loss development, see “Property and Casualty Insurance-Loss Reserves, Prior Year Loss Development.” The loss ratio was higher in 2008 compared to 2007 due to higher catastrophe losses as well as declining earned premium rates and several large non-catastrophe losses. The loss ratio improved in 2007 compared to 2006 due to mild loss trends in certain classes of business.

In 2008, net catastrophe losses incurred were $607 million, which represented 5.1 percentage points of the loss ratio. About $310 million of the catastrophe losses in 2008 related to Hurricane Ike, including our estimated share of an assessment from the Texas Windstorm Insurance Association, a windstorm insurance entity created by the State of Texas. Net catastrophe losses incurred were $363 million in 2007, which represented 3.0 percentage points of the loss ratio. Net catastrophe losses incurred in 2006 were $173 million, which were offset in part by a $20 million reduction in previously accrued reinsurance reinstatement premium costs related to Hurricane Katrina. The net impact of catastrophes in 2006 accounted for 1.4 percentage points of the loss ratio.

We did not have any recoveries from our catastrophe reinsurance treaties during the three year period ended December 31, 2008 because there was no individual catastrophe for which our losses exceeded our retention under the treaties.

Our expense ratio was similar in 2008 and 2007, as an increase in commissions was substantially offset by lower operating costs related to the run-off of our reinsurance business. The increase in commissions was largely the result of premium growth outside the United States in countries where commission rates are higher than in the United States as well as modestly higher commission rates in the United States in certain classes of business. The compensation and other operating cost component of our expense ratio related to our ongoing businesses was identical in both years. The expense ratio increased in 2007 compared to 2006 due primarily to higher commissions, largely the result of premium growth outside the United States in certain classes of business with relatively higher commission rates.

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

Review of Underwriting Results by Business Unit

Personal Insurance

Net premiums written from personal insurance, which represented 33% of our premiums written in 2008, increased by 3% in 2008 and 5% in 2007. Net premiums written for the classes of business within the personal insurance segment were as follows:

	Years Ended December 31
		% Increase		% Increase
	2008	2008 vs. 2007	2007	2007 vs. 2006	2006
	(dollars in millions)

Automobile	$602	(3)%	$621	(7)%	$670
Homeowners	2,449	1	2,423	7	2,268
Other	775	17	665	15	580

Total personal	$3,826	3	$3,709	5	$3,518

Personal automobile premiums decreased in 2008 and 2007 due to a highly competitive U.S. marketplace. The termination of a collector vehicle program also contributed to the decrease in 2007. Premium growth in our homeowners business was constrained in 2008 due to an increasingly competitive market as well as the slowdown in new housing construction as a result of the downturn in the U.S. economy in the last half of the year. The premium growth in 2007 was due primarily to increases in coverage relative to increases in the replacement cost of insured properties. The in-force policy count for this class of business decreased slightly in 2008 and was relatively flat in 2007 compared to 2006. Our other personal business includes insurance for excess liability, yacht and accident and health coverages. The substantial growth in this business in 2008 and 2007 was due primarily to a significant increase in accident and health premiums. Growth in accident and health business was particularly strong outside the United States in both years; growth was also strong in 2008 in the United States due in large part to a select initiative. Excess liability premiums also grew in both years, although more so in 2007, due in part to a modest increase in rates.

Our personal insurance business produced highly profitable underwriting results in each of the last three years, but less so in each succeeding year. The combined loss and expense ratios for the classes of business within the personal insurance segment were as follows:

	Years Ended December 31
	2008	2007	2006

Automobile	87.6%	89.8%	90.4%
Homeowners	83.7	80.2	74.6
Other	97.5	96.4	98.6
Total personal	87.1	84.8	81.7

Our personal automobile results were profitable in each of the past three years. Results in all three years benefited from lower claim frequency and modest favorable prior year loss development.

Homeowners results were highly profitable in each of the last three years. Results in 2008 were adversely impacted by the higher severity of large non-catastrophe losses. Results in 2006 benefited from relatively low catastrophe losses. The impact of catastrophes accounted for 7.8 percentage points of the combined loss and expense ratio for this class in 2008 compared with 9.6 percentage points in 2007 and 5.7 percentage points in 2006.

Other personal business produced modestly profitable results in each of the past three years. Our accident and health business was profitable in 2008 compared with highly profitable results in 2007 and 2006. Our yacht business was unprofitable in 2008 compared with profitable results in 2007 and 2006. Yacht results in 2008 were adversely affected by several large non-catastrophe losses as well as several losses related to Hurricane Ike. Our excess liability business showed significant improvement in 2008, producing near breakeven results. Results for this business were unprofitable in 2007 and more so in 2006 due to inadequate pricing and unfavorable prior year loss development.

Commercial Insurance

Net premiums written from commercial insurance, which represented 42% of our premiums written in 2008, decreased by 2% in 2008 and 1% in 2007. Net premiums written for the classes of business within the commercial insurance segment were as follows:

	Years Ended December 31
		% Increase		% Increase
		(Decrease)		(Decrease)
	2008	2008 vs. 2007	2007	2007 vs. 2006	2006
	(dollars in millions)

Multiple peril	$1,210	(3)%	$1,252	(3)%	$1,290
Casualty	1,654	(4)	1,726	—	1,731
Workers’ compensation	851	(4)	890	(1)	901
Property and marine	1,278	5	1,215	1	1,203

Total commercial	$4,993	(2)	$5,083	(1)	$5,125

The decline in premiums in most of our commercial classes in 2008 and 2007 reflected the highly competitive marketplace, particularly for new business. Growth in the property and marine classes in 2008 was primarily from a syndicated large risks program in both the U.S. and outside the U.S. and a marine initiative. The competitive rate pressures in 2006 in some of the commercial classes continued in 2007. These pressures affected all classes of business in the second half of 2007 and throughout 2008, particularly for new business. This resulted in modest decreases in renewal rates in most classes in both years. Rate declines were more pronounced in certain classes, such as workers’ compensation and large property risks, and also varied by geographic area.

Retention levels of our existing customers remained steady over the last three years. New business volume was slightly higher in 2007 but down in 2008 compared with the respective prior years. The increase in 2007 was due to a few large accounts written in the first half of the year. New business volume in the second half of 2007 and throughout 2008 was down as it became more difficult to find new opportunities at acceptable rates.

We have continued to maintain our underwriting discipline in the highly competitive market, renewing business and writing new business only where we believe we are securing acceptable rates and appropriate terms and conditions for the exposures.

Our commercial insurance business produced less profitable underwriting results in 2008 than in 2007 and 2006. The less profitable results in 2008 were largely due to substantially higher catastrophe losses in the multiple peril and property and marine classes, primarily from Hurricane Ike. The impact of catastrophes accounted for 8.1 percentage points of the combined loss and expense ratio for our commercial insurance business in 2008, whereas such impact was 2.6 percentage points in 2007 and negligible in 2006. Results in all three years benefited from favorable loss experience, disciplined risk selection and appropriate terms and conditions in recent years.

The combined loss and expense ratios for the classes of business within commercial insurance were as follows:

	Years Ended December 31
	2008	2007	2006

Multiple peril	85.3%	80.8%	75.8%
Casualty	95.0	94.6	96.8
Workers’ compensation	82.1	77.6	80.4
Property and marine	108.8	84.3	72.5
Total commercial	93.9	85.8	83.1

Multiple peril results were highly profitable in each of the past three years. The less profitable results in 2008 were in the property component of this business largely due to higher catastrophe losses. The impact of catastrophes accounted for 8.5 percentage points of the combined loss and expense ratio for this class in 2008 compared with 1.7 percentage points in 2007 and 2.9 percentage points in 2006. The property component benefited from low non-catastrophe losses in all three years, particularly outside the United States in 2008. Results in the liability component were highly profitable in all three years.

Results for our casualty business were similarly profitable in each of the past three years. The automobile component of our casualty business was highly profitable in each of the past three years, but more so in 2006. Results in the primary liability component were profitable in each of the past three years. Results in the excess liability component were profitable in 2008 and, to a lesser extent, in 2007, compared with unprofitable results in 2006. Excess liability results in 2008 and 2007 benefited from favorable prior year loss development, whereas results in 2006 were adversely affected by unfavorable loss development. Casualty results in 2008 and 2007 were adversely affected by incurred losses related to asbestos and toxic waste claims. Our analysis of these exposures resulted in increases in the estimate of our ultimate liabilities. Such losses represented 5.9 percentage points of the combined loss and expense ratio for this class in 2008 and 5.3 percentage points in 2007. The impact of such losses was not significant in 2006.

Workers’ compensation results were highly profitable in each of the past three years. Results in all three years benefited from our disciplined risk selection during the past several years as well as favorable claim cost trends, resulting in part from the positive effect of reforms in California. The modestly less profitable results in 2008 were primarily due to lower earned premiums, which were due to rate reductions associated with state reforms and increased competition.

Property and marine results were unprofitable in 2008 compared with highly profitable results in 2007 and 2006. The deterioration in 2008 results was due primarily to higher catastrophe losses, and to a lesser extent, an increase in the frequency and severity of large non-catastrophe losses. Catastrophe losses accounted for 22.1 percentage points of the combined loss and expense ratio in 2008 and 8.2 percentage points in 2007. The impact of catastrophes was negligible in 2006. Excluding the impact of catastrophes, the combined ratio was 86.7%, 76.1% and 73.4% in 2008, 2007 and 2006, respectively.

Specialty Insurance

Net premiums written from specialty insurance, which represented 25% of our premiums written in 2008, decreased by 2% in 2008 and were flat in 2007 compared with the respective prior years. Net premiums written for the classes of business within the specialty insurance segment were as follows:

	Years Ended December 31
		% Increase		% Increase
		(Decrease)		(Decrease)
	2008	2008 vs. 2007	2007	2007 vs. 2006	2006
		(dollars in millions)

Professional liability	$2,546	(2)%	$2,605	(1)%	$2,641
Surety	353	4	339	13	300

Total specialty	$2,899	(2)	$2,944	—	$2,941

The decline in premiums in 2008 and 2007 for the professional liability classes of business was due to the highly competitive rate environment, particularly in the directors and officers liability component, and our commitment to maintain underwriting discipline in this environment.

Renewal rates for the professional liability classes declined in 2007 compared to 2006. This downward trend continued in 2008 in most classes of business although it slowed as the year progressed, with overall rates for the professional liability classes being flat in the fourth quarter of 2008. Rates for directors and officers liability and errors and omissions liability insurance for financial institutions, however, increased throughout 2008, particularly for those companies implicated in the crisis in the financial markets. Retention levels in the professional liability classes remained strong over the last three years. New business volume declined modestly in each of the past two years due to the aggressive competition in the marketplace. Consistent with our strategy in recent years, we continued to direct our focus on small and middle market publicly traded and privately held companies. We continued to get what we believe are acceptable rates and appropriate terms and conditions on both new business and renewals.

The substantial growth in net premiums written for our surety business in 2007 was due primarily to strong public sector construction. Growth slowed in 2008 due to a more competitive environment and the impact of the weaker economy on the construction business. We expect these conditions will persist into 2009.

Our specialty insurance business produced profitable underwriting results in each of the last three years. The combined loss and expense ratios for the classes of business within specialty insurance were as follows:

	Years Ended December 31
	2008	2007	2006

Professional liability	85.0%	82.4%	91.8%
Surety	69.9	35.4	44.2
Total specialty	83.3	77.4	87.5

Our professional liability business produced highly profitable results in 2008 and 2007 compared with profitable results in 2006. The profitability of our professional liability business was particularly strong outside the United States in 2008 and 2007. The employment practices liability and fiduciary liability classes each produced highly profitable results in 2008 and 2007, compared to profitable results in 2006. The directors and officers liability class was profitable in all three years, particularly in 2007. Our errors and omissions liability business produced near breakeven results in 2008 and 2007 compared with highly unprofitable results in 2006. The fidelity class was highly profitable in each of the past three years.

Collectively, the results for the professional liability classes benefited from favorable prior year loss development in 2008 and in 2007 and, to a much lesser extent, in 2006, due to the recognition of the positive loss trends we have been experiencing related to accident years 2005 and prior. These trends were largely the result of a favorable business climate, lower policy limits and better terms and conditions. The expected loss ratio for the 2008 accident year in our professional liability business is above breakeven, and higher than the prior two years, due in part to the uncertainty surrounding the ongoing crisis in the financial markets.

Our surety business produced highly profitable results in each of the past three years due to favorable loss experience. Results in 2008 were less profitable than results in 2007 and 2006 due to the adverse impact of one large loss. Our surety business tends to be characterized by infrequent but potentially high severity losses. When losses occur, they are mitigated, at times, by recovery rights to the customer’s assets, contract payments, collateral and bankruptcy recoveries.

The majority of our surety obligations are intended to be performance-based guarantees. We manage our exposure on an absolute basis and by specific bond type. We have substantial commercial and construction surety exposure for current and prior customers, including exposures related to surety bonds issued on behalf of companies that have experienced deterioration in creditworthiness since we issued bonds to them. We therefore may experience an increase in filed claims and may incur high severity losses, especially in light of the ongoing economic downturn. Such losses would be recognized if and when claims are filed and determined to be valid, and could have a material adverse effect on the Corporation’s results of operations.

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

For a transition period of about two years, Harbor Point underwrote specific reinsurance business on our behalf. We retained a portion of this business and ceded the balance to Harbor Point in return for a fronting commission. We received additional payments based on the amount of business renewed by Harbor Point. These amounts were recognized in income as earned.

Net premiums written from our reinsurance assumed business, which is in run-off, decreased by 53% in 2008 and 65% in 2007. The significant decrease in premiums in both years was expected in light of the sale of our ongoing reinsurance assumed business to Harbor Point.

Reinsurance assumed results were profitable in each of the past three years. While the volume of business declined substantially in each of the past three years, results in all three years, particularly in 2007, benefited from significant favorable prior year loss development.

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

As a precondition to recovery under TRIA, insurance companies with direct commercial insurance exposure in the United States for TRIA lines of business are required to make insurance for covered acts of terrorism available under their policies. Each insurer has a separate deductible that it must meet in the event of an act of terrorism before federal assistance becomes available. The deductible is based on a percentage of direct U.S. earned premiums for the covered lines of business in the previous calendar year. For 2009, that deductible is 20% of direct premiums earned in 2008 for these lines of business. For losses above the deductible, the federal government will pay for 85% of covered losses, while the insurer retains 15%. There is a combined annual aggregate limit for the federal government and all insurers of $100 billion. If acts of terrorism result in covered losses exceeding the $100 billion annual limit, insurers are not liable for additional losses. While the provisions of TRIA will serve to mitigate our exposure in the event of a large-scale terrorist attack, our deductible is substantial, approximating $1 billion in 2009.

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

Incurred but not reported (IBNR) reserve estimates are generally calculated by first projecting the ultimate cost of all claims that have occurred and then subtracting reported losses and loss expenses. Reported losses include cumulative paid losses and loss expenses plus case reserves. The IBNR reserve includes a provision for claims that have occurred but have not yet been reported to us, some of which are not yet known to the insured, as well as a provision for future development on reported claims. A relatively large proportion of our net loss reserves, particularly for long tail liability classes, are reserves for IBNR losses. In fact, more than 70% of our aggregate net loss reserves at December 31, 2008 were for IBNR losses.

Our gross case and IBNR loss reserves and related reinsurance recoverable by class of business were as follows:

					Net
	Gross Loss Reserves			Reinsurance	Loss
December 31, 2008	Case	IBNR	Total	Recoverable	Reserves
			(in millions)

Personal insurance
Automobile	$210	$195	$405	$14	$391
Homeowners	434	310	744	29	715
Other	382	608	990	175	815

Total personal	1,026	1,113	2,139	218	1,921

Commercial insurance
Multiple peril	589	1,034	1,623	37	1,586
Casualty	1,431	4,621	6,052	392	5,660
Workers’ compensation	832	1,377	2,209	227	1,982
Property and marine	889	449	1,338	499	839

Total commercial	3,741	7,481	11,222	1,155	10,067

Specialty insurance
Professional liability	1,690	5,959	7,649	474	7,175
Surety	28	51	79	11	68

Total specialty	1,718	6,010	7,728	485	7,243

Total insurance	6,485	14,604	21,089	1,858	19,231
Reinsurance assumed	370	908	1,278	354	924

Total	$6,855	$15,512	$22,367	$2,212	$20,155

					Net
	Gross Loss Reserves			Reinsurance	Loss
December 31, 2007	Case	IBNR	Total	Recoverable	Reserves
			(in millions)

Personal insurance
Automobile	$226	$200	$426	$15	$411
Homeowners	432	305	737	32	705
Other	452	526	978	230	748

Total personal	1,110	1,031	2,141	277	1,864

Commercial insurance
Multiple peril	646	1,010	1,656	37	1,619
Casualty	1,640	4,302	5,942	402	5,540
Workers’ compensation	842	1,323	2,165	255	1,910
Property and marine	814	395	1,209	532	677

Total commercial	3,942	7,030	10,972	1,226	9,746

Specialty insurance
Professional liability	2,079	5,999	8,078	552	7,526
Surety	33	52	85	14	71

Total specialty	2,112	6,051	8,163	566	7,597

Total insurance	7,164	14,112	21,276	2,069	19,207
Reinsurance assumed	400	947	1,347	238	1,109

Total	$7,564	$15,059	$22,623	$2,307	$20,316

Loss reserves, net of reinsurance recoverable, decreased by $161 million or 1% in 2008. Loss reserves related to our insurance business increased by $24 million, which reflects a decrease of approximately $550 million related to currency fluctuation due to the strength of the U.S. dollar at December 31, 2008 compared with December 31, 2007. Loss reserves related to our reinsurance assumed business, which is in run-off, decreased by $185 million.

Gross case reserves for our professional liability classes decreased by $389 million in 2008 due primarily to generally low reported loss activity as well as settlements related to previously established case reserves and, to a lesser extent, the impact of currency fluctuation. The significant increase in gross loss reserves for the commercial property and marine business was due to losses related to Hurricane Ike as well as several large non-catastrophe losses incurred during the year that remained unpaid as of December 31, 2008.

In establishing the loss reserves of our property and casualty subsidiaries, we consider facts currently known and the present state of the law and coverage litigation. Based on all information currently available, we believe that the aggregate loss reserves at December 31, 2008 were adequate to cover claims for losses that had occurred as of that date, including both those known to us and those yet to be reported. However, as described below, there are significant uncertainties inherent in the loss reserving process. It is therefore possible that management’s estimate of the ultimate liability for losses that had occurred as of December 31, 2008 may change, which could have a material effect on the Corporation’s results of operations and financial condition.

Estimates and Uncertainties

The process of establishing loss reserves is complex and imprecise as it must take into consideration many variables that are subject to the outcome of future events. As a result, informed subjective estimates and judgments as to our ultimate exposure to losses are an integral component of our loss reserving process.

Given the inherent complexity of the loss reserving process and the potential variability of the assumptions used, the actual emergence of losses could vary, perhaps substantially, from the estimate of losses included in our financial statements, particularly in those instances where settlements do not occur until well into the future. Our net loss reserves at December 31, 2008 were $20.2 billion. Therefore, a relatively small percentage change in the estimate of net loss reserves would have a material effect on the Corporation’s results of operations.

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

Most of our loss reserves relate to long tail liability classes of business. Long tail classes include directors and officers liability, errors and omissions liability and other professional liability coverages, commercial primary and excess liability, workers’ compensation and other liability coverages. For many liability claims significant periods of time, ranging up to several years or more, may elapse between the occurrence of the loss, the reporting of the loss to us and the settlement of the claim. As a result, loss experience in the more recent accident years for the long tail liability classes has limited statistical credibility because a relatively small proportion of losses in these accident years are reported claims and an even smaller proportion are paid losses. An accident year is the calendar year in which a loss is incurred or, in the case of claims-made policies, the calendar year in which a loss is reported. Liability claims are also more susceptible to litigation and can be significantly affected by changing contract interpretations and the legal environment. Consequently, the estimation of loss reserves for these classes is more complex and typically subject to a higher degree of variability than for short tail classes. As a result, the role of judgment is much greater for these reserve estimates.

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

Our actuaries perform a comprehensive review of loss reserves for each of the numerous classes of business we write at least once a year. The timing of such review varies by class of business and by jurisdiction. The review process takes into consideration the variety of trends that impact the ultimate settlement of claims in each particular class of business. Additionally, each quarter our actuaries review the emergence of paid and reported losses relative to expectations and, as necessary, conduct reserve reviews for particular classes of business.

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

Loss development factor methods generally assume that the losses yet to emerge for an accident year are proportional to the paid or reported loss amount observed so far. Historical patterns of the development of paid and reported losses by accident year can be predictive of the expected future patterns that are applied to current paid and reported losses to generate estimated ultimate losses by accident year.

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

In completing their loss reserve analysis, our actuaries are required to determine the most appropriate actuarial methods to employ for each class of business. Within each class, the business is further segregated by accident year and where appropriate by jurisdiction. Each estimation method has its own pattern, parameter and/or judgmental dependencies, with no estimation method being better than the others in all situations. The relative strengths and weaknesses of the various estimation methods when applied to a particular class of business can also change over time, depending on the underlying circumstances. In many cases, multiple estimation methods will be valid for the particular facts and circumstances of the relevant class of business. The manner of application and the degree of reliance on a given method will vary by class of business, by accident year and by jurisdiction based on our actuaries’ evaluation of the above dependencies and the potential volatility of the loss frequency and severity patterns. The estimation methods selected or given weight by our actuaries at a particular valuation date are those that are believed to produce the most reliable indication for the loss reserves being evaluated.

These selections incorporate input from claims personnel, pricing actuaries and underwriting management on loss cost trends and other factors that could affect the reserve estimates.

For short tail classes, the emergence of paid and incurred losses generally exhibits a reasonably stable pattern of loss development from one accident year to the next. Thus, for these classes, the loss development factor method is generally relatively straightforward to apply and usually requires only modest extrapolation. For long tail classes, applying the loss development factor method often requires more judgment in selecting development factors as well as more significant extrapolation. For those long tail classes with high frequency and relatively low per-loss severity (e.g., workers’ compensation), volatility will often be sufficiently modest for the loss development factor method to be given significant weight, except in the most recent accident years.

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

Senior management meets with our actuaries at the end of each quarter to review the results of the latest loss reserve analysis. Based on this review, management determines the carried reserve for each class of business. In making the determination, management considers numerous factors, such as changes in actuarial indications in the period, the maturity of the accident year, trends observed over the recent past and the level of volatility within a particular class of business. In doing so, management must evaluate whether a change in the data represents credible actionable information or an anomaly. Such an assessment requires considerable judgment. Even if a change is determined to be permanent, it is not always possible to determine the extent of the change until sometime later. As a result, there can be a time lag between the emergence of a change and a determination that the change should be reflected in the carried loss reserves. In general, changes are made more quickly to more mature accident years and less volatile classes of business.

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

In addition, we must consider the uncertain effects of emerging or potential claims and coverage issues that arise as legal, judicial and social conditions change. These issues have had, and may continue to have, a negative effect on our loss reserves by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims. Recent examples of such issues include the number of directors and officers liability and errors and omissions liability claims arising out of the ongoing crisis in the financial markets, the number of directors and officers liability claims arising out of stock option “backdating” practices by certain public companies, the number and size of directors and officers liability and errors and omissions liability claims arising out of investment banking practices and accounting and other corporate malfeasance, and exposure to claims asserted for bodily injury as a result of long-term exposure to harmful products or substances. As a result of issues such as these, the uncertainties inherent in estimating ultimate claim costs on the basis of past experience have grown, further complicating the already complex loss reserving process.

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

Reserves for the professional liability classes other than fidelity were $6.8 billion, net of reinsurance, at December 31, 2008. Based on a review of our loss experience, if the loss development factor for each accident year changed such that the cumulative loss development factor for the most recent accident year changed by 10%, we estimate that the net reserves for professional liability classes other than fidelity would change by approximately $675 million, in either direction. This degree of change in the reported loss development pattern is within the historical variation around the averages in our data.

Reserves for commercial excess liability (excluding asbestos and toxic waste claims) were $2.9 billion, net of reinsurance, at December 31, 2008. These reserves are included within commercial casualty. Based on a review of our loss experience, if the loss development factor for each accident year changed such that the cumulative loss development factor for the most recent accident year changed by 15%, we estimate that the net reserves for commercial excess liability would change by approximately $275 million, in either direction. This degree of change in the reported loss development pattern is within the historical variation around the averages in our data.

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

We believe that the loss reserves carried at December 31, 2008 for asbestos and toxic waste claims were adequate. However, given the judicial decisions and legislative actions that have broadened the scope of coverage and expanded theories of liability in the past and the possibilities of similar interpretations in the future, it is possible that our estimate of loss reserves relating to these exposures may increase in future periods as new information becomes available and as claims develop.

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

We have assumed a continuation of the current legal environment with no benefit from any federal asbestos reform legislation. Various federal proposals to solve the ongoing asbestos litigation crisis have been considered by the U.S. Congress over the past few years, but none have yet been enacted. Thus, the prospect of federal asbestos reform legislation remains uncertain.

Our actuaries and claim personnel perform periodic analyses of our asbestos related exposures. The analyses during 2006 noted positive developments, including several settlements, related to certain of our traditional asbestos defendants. At the same time, the analyses indicated that our exposure to loss from claims against our peripheral defendants was somewhat higher than previously expected. The analyses during 2007 noted an increase in our estimate of the ultimate liabilities related to certain of our traditional asbestos defendants. Based on these analyses, we increased our net asbestos loss reserves by $18 million in 2006 and $75 million in 2007. The analyses during 2008 noted no developments that would indicate the need to change our estimate of ultimate liabilities related to asbestos claims.

The following table presents a reconciliation of the beginning and ending loss reserves related to asbestos claims.

	Years Ended December 31
	2008	2007	2006
	(in millions)

Gross loss reserves, beginning of year	$838	$841	$930
Reinsurance recoverable, beginning of year	45	52	50

Net loss reserves, beginning of year	793	789	880
Net incurred losses	—	75	18
Net losses paid	46	71	109

Net loss reserves, end of year	747	793	789
Reinsurance recoverable, end of year	47	45	52

Gross loss reserves, end of year	$794	$838	$841

The following table presents the number of policyholders for whom we have open asbestos case reserves and the related net loss reserves at December 31, 2008 as well as the net losses paid during 2008 by component.

	Number of	Net Loss	Net Losses
	Policyholders	Reserves	Paid
		(in millions)

Traditional defendants	23	$201	$9
Peripheral defendants	372	393	37
Future claims from unknown policyholders		153

		$747	$46

Significant uncertainty remains as to our ultimate liability related to asbestos related claims. This uncertainty is due to several factors including:

•	the long latency period between asbestos exposure and disease manifestation and the resulting potential for involvement of multiple policy periods for individual claims;

•	plaintiffs’ expanding theories of liability and increased focus on peripheral defendants;

•	the volume of claims by unimpaired plaintiffs and the extent to which they can be precluded from making claims;

•	the efforts by insureds to claim the right to non-products coverage not subject to aggregate limits;

•	the number of insureds seeking bankruptcy protection as a result of asbestos related liabilities;

•	the ability of claimants to bring a claim in a state in which they have no residency or exposure;

•	the impact of the exhaustion of primary limits and the resulting increase in claims on excess liability policies we have issued;

•	inconsistent court decisions and diverging legal interpretations; and

•	the possibility, however remote, of federal legislation that would address the asbestos problem.

These significant uncertainties are not likely to be resolved in the near future.

Toxic Waste Reserves.  Toxic waste claims relate primarily to pollution and related cleanup costs. Our insureds have two potential areas of exposure - hazardous waste dump sites and pollution at the insured site primarily from underground storage tanks and manufacturing processes.

The federal Comprehensive Environmental Response Compensation and Liability Act of 1980 (Superfund) has been interpreted to impose strict, retroactive and joint and several liability on potentially responsible parties (PRPs) for the cost of remediating hazardous waste sites. Most sites have multiple PRPs.

Most PRPs named to date are parties who have been generators, transporters, past or present landowners or past or present site operators. These PRPs had proper government authorization in many instances. However, relative fault has not been a factor in establishing liability. Insurance policies issued to PRPs were not intended to cover claims arising from gradual pollution. Since 1986, most policies have specifically excluded such exposures.

Environmental remediation claims tendered by PRPs and others to insurers have frequently resulted in disputes over insurers’ contractual obligations with respect to pollution claims. The resulting litigation against insurers extends to issues of liability, coverage and other policy provisions.

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

During 2008, the analysis of our toxic waste exposures indicated that some of our insureds had become responsible for the remediation of additional polluted sites and that, as clean up standards continue to evolve as a result of technology advances, the estimated cost of remediation of certain sites had increased. In addition, two claims were settled at substantially higher amounts than expected. Based on these developments, we increased our net toxic waste loss reserves by $85 million in 2008.

The following table presents a reconciliation of our beginning and ending loss reserves, net of reinsurance recoverable, related to toxic waste claims. The reinsurance recoverable related to these claims is minimal.

	Years Ended December 31
	2008	2007	2006
	(in millions)

Reserves, beginning of year	$154	$169	$191
Incurred losses	85	13	6
Losses paid	58	28	28

Reserves, end of year	$181	$154	$169

Of the net toxic waste loss reserves at December 31, 2008, $85 million was IBNR reserves.

Reinsurance Recoverable.  Reinsurance recoverable is the estimated amount recoverable from reinsurers related to the losses we have incurred. At December 31, 2008, reinsurance recoverable included $215 million recoverable with respect to paid losses and loss expenses, which is included in other assets, and $2.2 billion recoverable on unpaid losses and loss expenses.

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

A reconciliation of our beginning and ending loss reserves, net of reinsurance, for the three years ended December 31, 2008 is as follows:

	2008	2007	2006
	(in millions)

Net loss reserves, beginning of year	$20,316	$19,699	$18,713

Net incurred losses and loss expenses related to
Current year	7,771	6,996	6,870
Prior years	(873)	(697)	(296)

	6,898	6,299	6,574

Net payments for losses and loss expenses related to
Current year	2,401	1,883	1,703
Prior years	4,108	4,066	4,118

	6,509	5,949	5,821

Foreign currency translation effect	(550)	267	233

Net loss reserves, end of year	$20,155	$20,316	$19,699

During 2008, we experienced overall favorable prior year development of $873 million, which represented 4.3% of the net loss reserves as of December 31, 2007. This compares with favorable prior year development of $697 million during 2007, which represented 3.5% of the net loss reserves at December 31, 2006, and favorable prior year development of $296 million during 2006, which represented 1.6% of the net loss reserves at December 31, 2005. Such favorable development was reflected in operating results in these respective years.

The following table presents the overall prior year loss development for the three years ended December 31, 2008 by accident year.

	Calendar Year
	(Favorable) Unfavorable Development
Accident Year	2008	2007	2006
	(in millions)

2007	$(86)
2006	(224)	$(141)
2005	(364)	(233)	$(372)
2004	(272)	(240)	(276)
2003	(84)	(148)	(83)
2002	(25)	(71)	5
2001	31	53	99
2000	25	(17)	102
1999	24	(10)	24
1998 and prior	102	110	205

	$(873)	$(697)	$(296)

The net favorable development of $873 million in 2008 was due to various factors. The most significant factors were:

•	We experienced favorable development of about $390 million in the professional liability classes other than fidelity, including about $150 million outside the U.S. Favorable development occurred in each of the primary professional liability classes, including directors and officers liability, errors and omissions liability, fiduciary liability and employment practices liability. A majority of this favorable development was in the 2004 and 2005 accident years. Reported loss activity related to these accident years has been less than expected due to a favorable business climate, lower policy limits and better terms and conditions. As these years have become increasingly mature, and as the reported loss experience has emerged better than we expected, we have gradually decreased the expected loss ratios for these accident years. This favorable development was recognized as one among many factors in the determination of loss reserves for more current accident years. Our estimates of expected loss ratios for more recent accident years, particularly 2007 and 2008, were more influenced by the uncertainty surrounding the ongoing crisis in the financial markets as well as the downward trend in prices in recent years.

•	We experienced favorable development of about $170 million in the homeowners and commercial property classes, primarily related to the 2006 and 2007 accident years. The severity of late reported property claims that emerged during 2008 was lower than expected. Because the incidence of such property losses is subject to a considerable element of fortuity, reserve estimates for these classes are based on an analysis of past loss experience on average over a period of years. As a result, the favorable development in 2008 was recognized but had a relatively modest effect on our determination of carried property loss reserves at December 31, 2008.

•	We experienced favorable development of about $120 million in the commercial liability classes. Favorable development, particularly in excess liability and multiple peril liability classes in accident years 2002 through 2006, more than offset adverse development in accident years prior to 1998, which was mostly due to $85 million of incurred losses related to toxic waste claims. The severity of excess liability and multiple peril liability claims has been generally lower than expected and the effects of underwriting changes that affected these years have been more positive than expected. These factors were reflected in the determination of the carried loss reserves for these classes at December 31, 2008.

•	We experienced favorable development of about $75 million in the fidelity class due to lower than expected reported loss emergence, particularly outside the U.S., mainly related to recent accident years. Loss reserve estimates at the end of 2007 included an expectation of more late reported losses than actually occurred in 2008, and this factor was reflected in the determination of carried fidelity loss reserves at December 31, 2008.

•	We experienced favorable development of about $60 million in the run-off of our reinsurance assumed business due primarily to better than expected reported loss activity from cedants.

•	We experienced favorable development of about $30 million in the workers’ compensation class due in part to the positive effects of reforms in California. This factor was reflected in the determination of carried loss reserves for this class at December 31, 2008.

•	We experienced favorable development of about $30 million in the personal automobile business due primarily to lower than expected severity. This factor was given only modest weight in our determination of carried personal automobile loss reserves at December 31, 2008.

The net favorable development of $697 million in 2007 was also due to various factors. The most significant factors were:

•	We experienced favorable development of about $300 million in the professional liability classes other than fidelity, including about $100 million outside the U.S. A majority of this favorable development was in the 2003 through 2005 accident years. Reported loss activity related to these accident years was less than expected due to a favorable business climate, lower policy limits and better terms and conditions. While these accident years were still somewhat immature, we concluded that there was sufficient evidence to modestly decrease the expected loss ratios for these accident years.

•	We experienced favorable development of about $180 million in the homeowners and commercial property classes, primarily related to the 2006 and 2005 accident years. This favorable development arose from the lower than expected emergence of actual losses during 2007 relative to expectations used to establish our loss reserves at the end of 2006. The severity of late reported property claims that emerged during 2007 was lower than expected and case development, including salvage recoveries, on previously reported claims was better than expected.

•	We experienced favorable development of about $135 million in the run-off of our reinsurance assumed business due primarily to better than expected reported loss activity from cedants.

•	We experienced favorable development of about $40 million in the fidelity class and $30 million in the surety class due to lower than expected reported loss emergence, mainly related to more recent accident years.

•	We experienced favorable development of about $30 million in the personal automobile class. Case development during 2007 on previously reported claims was better than expected, reflecting improved case management. Also, the number of late reported claims was less than expected, reflecting a continuation of recent generally favorable frequency trends.

•	We experienced adverse development of about $20 million in the commercial liability classes. Adverse development in accident years prior to 1997, mostly the $88 million related to asbestos and toxic waste claims, was largely offset by favorable development in these classes in the more recent accident years.

The net favorable development of $296 million in 2006 was also due to various factors. The most significant factors were:

•	We experienced favorable development of about $190 million in the homeowners and commercial property classes, primarily related to the 2005 accident year. This favorable development arose from the lower than expected emergence of actual losses during 2006 relative to expectations used to establish our loss reserves at the end of 2005. The severity of late reported property claims that emerged during 2006 was lower than expected and case development, including salvage recoveries, on previously reported claims was better than expected.

•	We experienced favorable loss development of about $70 million in the fidelity class due to lower than expected reported loss emergence, mainly related to more recent accident years.

•	We experienced favorable development of about $65 million in the run-off of our reinsurance assumed business due primarily to better than expected reported loss activity from cedants.

•	We experienced favorable development of about $45 million in the professional liability classes other than fidelity. Favorable development in the 2004 and 2005 accident years more than offset continued unfavorable development in accident years 2000 through 2002. Reported loss activity related to accident years 2004 and 2005 was less than expected due to a favorable business climate, lower policy limits and better terms and conditions. While these accident years were somewhat immature, we concluded that there was sufficient evidence to modestly decrease the expected loss ratios for these accident years. On the other hand, we continued to experience higher than expected reported loss activity related to the 2000 through 2002 accident years, largely from claims related to corporate failures and allegations of management misconduct and accounting irregularities. As a result, we increased the expected loss ratios for these accident years.

•	We experienced favorable development of about $25 million in the personal automobile class. Case development during 2006 on previously reported claims was better than expected, reflecting improved case management. The number of late reported claims was also less than expected.

•	We experienced adverse development of about $100 million in the commercial liability classes, including $24 million related to asbestos and toxic waste claims. The adverse development was primarily due to reported loss activity in accident years prior to 1997 that was worse than expected, primarily related to specific individual excess liability and other liability claims.

In Item 1 of this report, we present an analysis of our consolidated loss reserve development on a calendar year basis for each of the ten years prior to 2008. The variability in reserve development over the ten year period illustrates the uncertainty of the loss reserving process. Conditions and trends that have affected reserve development in the past will not necessarily recur in the future. It is not appropriate to extrapolate future favorable or unfavorable reserve development based on amounts experienced in prior years.

Our U.S. property and casualty subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities. These annual statements include an analysis of loss reserves, referred to as Schedule P, that presents accident year loss development information by line of business for the nine years prior to 2008. It is our intention to post the Schedule P for our combined U.S. property and casualty subsidiaries on our website as soon as it becomes available.

Investment Results

Property and casualty investment income before taxes increased by 2% in 2008 compared with 2007 and by 9% in 2007 compared with 2006. Growth in investment income in 2008 was due to an increase in average invested assets compared with 2007. The growth in investment income in 2008 was limited as average invested assets increased only modestly during the year as a result of substantial dividend distributions made by the property and casualty subsidiaries to Chubb during 2008 and 2007. Growth in 2007 compared with 2006 was due to an increase in invested assets, which reflected substantial cash flow from operations over the period.

The effective tax rate on our investment income was 20.0% in 2008 compared with 19.9% in 2007 and 19.8% in 2006. While similar in these years, the effective tax rate does fluctuate as a result of our holding a different proportion of our investment portfolio in tax exempt securities during different periods.

On an after-tax basis, property and casualty investment income increased by 2% in 2008 and 9% in 2007. The after-tax annualized yield on the investment portfolio that supports our property and casualty insurance business was 3.49% in 2008 compared with 3.50% in 2007 and 3.48% in 2006. Management uses property and casualty investment income after-tax, a non-GAAP financial measure, to evaluate its investment performance because it reflects the impact of any change in the proportion of the investment portfolio invested in tax exempt securities and is therefore more meaningful for analysis purposes than investment income before income tax.

During the latter part of 2008, the U.S. dollar strengthened compared to several of the foreign currencies in which we hold invested assets and the yields on short term investments in the U.S. were historically low. Assuming investment yields and foreign exchange rates remain at current levels, property and casualty investment income is expected to decrease modestly in 2009 compared with 2008.

Other Income

Other income, which includes miscellaneous income and expenses of the property and casualty subsidiaries, was not significant in the last three years.

CORPORATE AND OTHER

Corporate and other comprises investment income earned on corporate invested assets, interest expense and other expenses not allocated to our operating subsidiaries and the results of our non-insurance subsidiaries, including Chubb Financial Solutions, which is in run-off.

Corporate and other produced a loss before taxes of $214 million in 2008 compared with losses of $149 million and $89 million in 2007 and 2006, respectively. The higher loss in 2008 compared to 2007 was due to higher interest expense and lower investment income. The higher interest expense was due to higher average debt outstanding in 2008 as a result of the issuance of additional debt during 2007 and 2008. The lower investment income was primarily the result of a decrease in the average yield on short term investments. The higher loss in 2007 compared with 2006 was due primarily to higher interest expense as a result of the issuance of additional debt during the first half of 2007. The higher interest expense in 2008 and 2007 was not offset by an increase in investment income as the proceeds from the issuance of the debt were used to repurchase Chubb’s common stock.

Chubb Financial Solutions

The business of Chubb Financial Solutions (CFS) was primarily structured credit derivatives, principally as a counterparty in portfolio credit default swap contracts. In 2003, the Corporation announced its intention to exit CFS’s business. Since that date, CFS has terminated early or run-off nearly all of its contractual obligations within its financial products portfolio. As of December 31, 2008, no credit default swap contracts remained outstanding.

CFS’s aggregate exposure, or retained risk, from each of its remaining in-force financial products contracts is referred to as notional amount. Notional amounts are used to calculate the exchange of contractual cash flows and are not necessarily representative of the potential for gain or loss. The notional amounts are not recorded on the balance sheet.

CFS’s remaining financial products contracts at December 31, 2008 included a derivative contract linked to an equity market index that terminates in 2012 and a few other insignificant transactions. We estimate that the notional amount under the remaining contracts was about $340 million and the fair value of our future obligations was $5 million at December 31, 2008.

REALIZED INVESTMENT GAINS AND LOSSES

Net realized investment gains and losses were as follows:

	Years Ended December 31
	2008	2007	2006
	(in millions)

Net realized gains (losses)
Equity securities	$32	$135	$51
Fixed maturities	66	4	(2)
Other invested assets	(56)	344	209
Harbor Point	33	—	—

	75	483	258

Other-than-temporary impairment losses
Equity securities	(335)	(79)	(10)
Fixed maturities	(111)	(30)	(3)

	(446)	(109)	(13)

Realized investment gains (losses) before tax	$(371)	$374	$245

Realized investment gains (losses) after tax	$(241)	$243	$161

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

The net realized gains and losses on other invested assets represent the aggregate of distributions to us from the limited partnerships in which we have an interest and changes in our equity in the net assets of the partnerships based on valuations provided to us by the manager of each partnership. Due to the timing of our receipt of valuation data from the investment managers, these investments are reported on a one quarter lag. We have not yet received fourth quarter 2008 valuations from many of the limited partnerships. Based on limited preliminary information about the performance of the limited partnerships during the fourth quarter, we expect to report a decline in our equity in the net assets of these partnerships in our first quarter 2009 results. We cannot precisely quantify the amount of the loss that we will report; however, we currently expect that the loss before tax will be about $300 million, but it is possible the loss could exceed that amount.

In 2005, we transferred our ongoing reinsurance business and certain related assets to Harbor Point Limited. In exchange, we received from Harbor Point $200 million of 6% convertible notes and warrants to purchase common stock of Harbor Point. The transaction resulted in a pre-tax gain of $204 million, of which $171 million was recognized in 2005. In 2008, the notes were converted to 2,000,000 shares of common stock of Harbor Point and we recognized the remaining $33 million gain.

We regularly review those invested assets that have a fair value that is less than cost to determine if an other-than-temporary decline in value has occurred. We have a monitoring process overseen by a committee of investment and accounting professionals that is responsible for identifying those securities to be specifically evaluated for a potential other-than-temporary impairment.

The determination of whether a decline in value of any investment is temporary or other-than- temporary requires the judgment of management. In making the determination, we consider various quantitative criteria and qualitative factors including the length of time and the extent to which the fair value has been less than the cost, the financial condition and near term prospects of the issuer, whether the issuer is current on contractually obligated interest and principal payments, our intent and ability to hold the investment for a period of time sufficient to allow us to recover our cost, general market conditions and industry or sector specific factors. A fixed maturity security is other-than-temporarily impaired if it becomes likely that we will not be able to collect all amounts due under the security’s contractual terms or if we cannot assert that we will hold the security until we recover our cost. An equity security is other-than-temporarily impaired if it becomes likely that we will not recover our cost in the near term. If a decline in the fair value of an individual security is deemed to be other-than-temporary, the difference between cost and fair value is charged to income as a realized investment loss. The fair value of the investment becomes its new cost basis. The decision to recognize a decline in the value of a security carried at fair value as other-than-temporary rather than temporary has no impact on shareholders’ equity.

As a result of significant financial market disruption during 2008, the fair value of many of our investments declined to a level below our cost. The issuers of the equity securities deemed to be other-than-temporarily impaired during 2008 were among a range of industries and not concentrated within any individual sector. About 75% of the fixed maturities deemed to be other-than-temporarily impaired were corporate securities within the financial services sector. Through December 31, 2008, we continued to receive contractual principal and interest payments on nearly all of our other-than-temporarily impaired fixed maturity securities.

If current conditions in the equity and fixed maturity markets continue in 2009 or if conditions deteriorate, additional securities may be deemed to be other-than-temporarily impaired.

Information related to investment securities in an unrealized loss position at December 31, 2008 and 2007 is included in Note (4)(b) of the Notes to Consolidated Financial Statements.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity represent a company’s overall financial strength and its ability to generate cash flows, borrow funds at competitive rates and raise new capital to meet operating and growth needs.

Capital Resources

Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. At December 31, 2008, the Corporation had shareholders’ equity of $13.4 billion and total debt of $4.0 billion.

In April 2008, Chubb repaid $225 million of outstanding 3.95% notes when due.

In May 2008, Chubb issued $600 million of unsecured 5.75% senior notes due in 2018 and $600 million of 6.5% senior notes due in 2038.

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

In 2003, Chubb issued $460 million of unsecured 2.25% senior notes due in 2008 and 18.4 million purchase contracts to purchase its common stock. The notes and purchase contracts were issued together in the form of 7% equity units, each of which initially represented $25 principal amount of notes and one purchase contract. In May 2006, the notes were successfully remarketed as required by their terms. The interest rate on the notes was reset to 5.472% from 2.25%, effective May 16, 2006. Each purchase contract obligated the holder to purchase, on or before August 16, 2006, for a settlement price of $25, a variable number of shares of Chubb’s common stock. The number of shares purchased was determined based on a formula that considered the market price of Chubb’s common stock immediately prior to the time of settlement in relation to the $29.75 per share sale price of the common stock at the time the equity units were offered. Upon settlement of the purchase contracts in August 2006, Chubb issued 12,883,527 shares of common stock and received proceeds of $460 million. In August 2008, the $460 million of notes were paid when due.

Chubb also has outstanding $400 million of 6% notes due in 2011, $275 million of 5.2% notes due in 2013, $100 million of 6.6% debentures due in 2018, $200 million of 6.8% debentures due in 2031 and $800 million of 6% notes due in 2037, all of which are unsecured.

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

In December 2005, the Board of Directors authorized the repurchase of up to 28,000,000 shares of Chubb’s common stock. In December 2006, the Board of Directors authorized the repurchase of up to an additional 20,000,000 shares of common stock. In March 2007, the Board of Directors authorized an increase of 20,000,000 shares to the December 2006 authorization. In December 2007, the Board of Directors authorized the repurchase of up to an additional 28,000,000 shares of common stock. In December 2008, the Board of Directors authorized the repurchase of up to an additional 20,000,000 shares of common stock.

In 2006, we repurchased 25,366,262 shares of Chubb’s common stock through a combination of an accelerated stock buyback program and open market transactions, at an aggregate cost of $1,257 million. In 2007, we repurchased 41,733,268 shares of Chubb’s common stock in open market transactions at a cost of $2,184 million. In 2008, we repurchased 26,328,770 shares of Chubb’s common stock in open market transactions at a cost of $1,311 million. As of December 31, 2008, 19,783,900 shares remained under the December 2008 share repurchase authorization, which has no expiration date. The number of shares we will repurchase in 2009 will depend on the state of the global capital markets and the potential for profitable growth in the property and casualty insurance market.

Ratings

Chubb and its insurance subsidiaries are rated by major rating agencies. These ratings reflect the rating agency’s opinion of our financial strength, operating performance, strategic position and ability to meet our obligations to policyholders.

Credit ratings assess a company’s ability to make timely payments of interest and principal on its debt. The following table summarizes the Corporation’s credit ratings from the major independent rating organizations as of February 26, 2009.

	A.M. Best	Standard & Poor’s	Moody’s	Fitch

Senior unsecured debt	aa−	A+	A2	A+
Junior subordinated capital securities	a	A−	A3	A
Commercial paper	AMB-1+	A-1	P-1	F1+

Financial strength ratings assess an insurer’s ability to meet its financial obligations to policyholders. The following table summarizes our property and casualty subsidiaries’ financial strength ratings from the major independent rating organizations as of February 26, 2009.

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

The Corporation’s liquidity requirements in the past have generally been met by funds from operations and we expect that in the future funds from operations will continue to be sufficient to meet such requirements. Liquidity requirements could also be met by funds from the maturity or sale of marketable securities in our investment portfolio. The Corporation also has the ability to borrow under its credit facility and we believe we could issue debt or equity securities.

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

Our strong underwriting results continued to generate substantial new cash in 2008. New cash from operations available for investment by the property and casualty subsidiaries was approximately $775 million in 2008 compared with $1.6 billion in 2007 and $2.7 billion in 2006. New cash available in 2008 was lower than in 2007 due to a $450 million increase in dividends paid by the property and casualty subsidiaries to Chubb and higher loss payments, partially offset by lower income tax payments. New cash available was lower in 2007 than in 2006 due to a $900 million increase in dividends paid by the property and casualty subsidiaries to Chubb and, to a lesser extent, higher income tax payments.

Our property and casualty subsidiaries maintain substantial investments in highly liquid, short term marketable securities. Accordingly, we do not anticipate selling long term fixed maturity investments to meet any liquidity needs.

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

As a holding company, Chubb’s ability to continue to pay dividends to shareholders and to satisfy its debt obligations relies on the availability of liquid assets, which is dependent in large part on the dividend paying ability of its property and casualty subsidiaries. Our property and casualty subsidiaries are subject to laws and regulations in the jurisdictions in which they operate that restrict the amount of dividends they may pay without the prior approval of regulatory authorities. The restrictions are generally based on net income and on certain levels of policyholders’ surplus as determined in accordance with statutory accounting practices. Dividends in excess of such thresholds are considered “extraordinary” and require prior regulatory approval. During 2008, 2007 and 2006, these subsidiaries paid dividends to Chubb of $2,000 million, $1,550 million and $650 million, respectively. The maximum dividend distribution that may be made by the property and casualty subsidiaries to Chubb during 2009 without prior approval is approximately $1.2 billion.

Chubb has a revolving credit agreement with a group of banks that provides for up to $500 million of unsecured borrowings. There have been no borrowings under this agreement. Various interest rate options are available to Chubb, all of which are based on market interest rates. The agreement contains customary restrictive covenants including a covenant to maintain a minimum consolidated shareholders’ equity, as adjusted. At December 31, 2008, Chubb was in compliance with all such covenants. The revolving credit facility is available for general corporate purposes and to support our commercial paper borrowing arrangement. This agreement has a termination date of October 19, 2012. In August 2008, the agreement was amended to allow Chubb to request on two occasions at any time during the remaining term of the agreement an extension of the maturity date for an additional one year period. On the termination date of the agreement, any borrowings then outstanding become payable.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table provides our future payments due by period under contractual obligations as of December 31, 2008, aggregated by type of obligation.

		2010	2012
		and	and	There-
	2009	2011	2013	after	Total
	(in millions)

Principal due under long term debt	$—	$400	$275	$3,300	$3,975
Interest payments on long term debt(a)	244	487	432	3,475	4,638
Future minimum rental payments under operating leases	78	122	99	133	432

	322	1,009	806	6,908	9,045
Loss and loss expense reserves(b)	4,921	6,486	3,802	7,158	22,367

Total	$5,243	$7,495	$4,608	$14,066	$31,412

(a)	Junior subordinated capital securities of $1 billion bear interest at a fixed rate of 6.375% through April 14, 2017 and at a rate equal to the three-month LIBOR rate plus 2.25% thereafter. For purposes of the above table, interest after April 14, 2017 was calculated using the three-month LIBOR rate as of December 31, 2008. The table includes future interest payments through the scheduled maturity date, April 15, 2037. Interest payments for the period from the scheduled maturity date through the final maturity date, March 29, 2067, would increase the contractual obligation by $1.1 billion. It is our expectation that the capital securities will be redeemed at the end of the fixed interest rate period.

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

The above table excludes certain commitments totaling $1.1 billion at December 31, 2008 to fund limited partnership investments. These commitments can be called by the partnerships (generally over a period of five years or less), if and when needed by the partnerships to fund certain partnership expenses or the purchase of investments. It is uncertain whether and, if so, when we will be required to fund these commitments. There is no predetermined payment schedule.

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

Our investment portfolio is primarily comprised of high quality bonds, principally tax exempt securities, mortgage-backed securities, corporate issues and U.S. Treasury securities, as well as foreign government and corporate bonds that support our operations outside the United States. The portfolio also includes equity securities, primarily publicly traded common stocks, and other invested assets, primarily private equity limited partnerships, all of which are held with the primary objective of capital appreciation.

Limited partnership investments by their nature are less liquid and involve more risk than other investments. We actively manage our risk through type of asset class and domestic and international diversification. At December 31, 2008, we had investments in about 95 separate partnerships. We review the performance of these investments on a quarterly basis and we obtain audited financial statements annually.

In our U.S. operations, during 2008, we invested new cash in tax exempt bonds and taxable bonds. The taxable bonds we invested in were corporate bonds while we reduced our holdings of mortgage-backed securities. In 2007, we invested new cash in tax exempt bonds and, to a lesser extent, taxable bonds, equity securities and limited partnerships. The taxable bonds we invested in were corporate bonds and mortgage-backed securities while we reduced our holdings of U.S. Treasury securities. In 2006, we invested new cash in tax exempt bonds and, to a lesser extent, equity securities and limited partnerships, whereas we decreased our holdings of taxable bonds, principally U.S. Treasury securities. Our objective is to achieve the appropriate mix of taxable and tax exempt securities in our portfolio to balance both investment and tax strategies. At December 31, 2008, 69% of our U.S. fixed maturity portfolio was invested in tax exempt bonds compared with 67% at December 31, 2007 and 66% at December 31, 2006.

We classify our fixed maturity securities, which may be sold prior to maturity to support our investment strategies, such as in response to changes in interest rates and the yield curve or to maximize after-tax returns, as available-for-sale. Fixed maturities classified as available-for-sale are carried at fair value.

Changes in the general interest rate environment affect the returns available on new fixed maturity investments. While a rising interest rate environment enhances the returns available on new investments, it reduces the fair value of existing fixed maturity investments and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new investments but increases the fair value of existing investments, creating the opportunity for realized investment gains on disposition.

The net unrealized depreciation before tax of our fixed maturities and equity securities carried at fair value was $220 million at December 31, 2008 compared with net unrealized appreciation of $810 million at December 31, 2007 and net unrealized appreciation of $603 million at December 31, 2006. Such unrealized appreciation and depreciation is reflected in comprehensive income, net of applicable deferred income tax.

Credit spreads, which refer to the difference between a risk-free yield (the yield on U.S. Treasury securities) and the actual yields on all other fixed maturity investments, increased significantly during 2008 due to the declines in the financial markets. This resulted in a decline in the fair value of many of our fixed maturity investments.

PENSION AND OTHER POSTRETIREMENT BENEFITS

As a result of the turmoil in the financial markets during 2008, the fair value of the assets in our pension and other postretirement benefit plans decreased significantly. As a result, the funded status of these plans deteriorated. Due primarily to this decline, postretirement benefit costs not yet recognized in net income increased by $437 million, which was reflected in comprehensive income, net of applicable deferred income taxes.

The increase in the amortization of net losses resulting from the decrease in value of these assets will not have a material adverse effect on results of operations in 2009.

Employee benefits are discussed further in Note (13) of the Notes to Consolidated Financial Statements.

CONTINGENCIES

For a discussion regarding contingencies related to regulatory developments and legal proceedings, see Note (14) of the Notes to Consolidated Financial Statements.

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

Investment Portfolio

Interest rate risk is the price sensitivity of a security that promises a fixed return to changes in interest rates. When market interest rates rise, the fair value of our fixed income securities decreases. We view the potential changes in price of our fixed income investments within the overall context of asset and liability management. Our actuaries estimate the payout pattern of our liabilities, primarily our property and casualty loss reserves, to determine their duration. Expressed in years, duration is the weighted average payment period of cash flows, where the weighting is based on the present value of the cash flows. We set duration targets for our fixed income investment portfolios after consideration of the estimated duration of these liabilities and other factors, which allows us to prudently manage the overall effect of interest rate risk for the Corporation.

The following table provides information about our fixed maturity investments, which are sensitive to changes in interest rates. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates at December 31, 2008 and 2007. The cash flows are based on the earlier of the call date or the maturity date or, for mortgage-backed securities, expected payment patterns. Actual cash flows could differ from the expected amounts.

	At December 31, 2008
							Total
						There-	Amortized	Fair
	2009	2010	2011	2012	2013	after	Cost	Value
	(in millions)

Tax exempt	$1,102	$874	$1,385	$1,641	$2,717	$10,580	$18,299	$18,345
Average interest rate	5.1%	4.7%	4.3%	4.1%	4.1%	4.3%
Taxable — other than mortgage-backed securities	768	1,101	1,225	1,429	1,560	4,329	10,412	10,645
Average interest rate	5.2%	4.9%	4.9%	5.1%	4.5%	5.0%
Mortgage-backed securities	580	551	669	702	738	940	4,180	3,765
Average interest rate	4.7%	4.6%	4.9%	5.0%	5.4%	5.1%

Total	$2,450	$2,526	$3,279	$3,772	$5,015	$15,849	$32,891	$32,755

	At December 31, 2007
							Total
						There-	Amortized	Fair
	2008	2009	2010	2011	2012	after	Cost	Value
	(in millions)

Tax exempt	$1,179	$891	$1,047	$1,421	$1,766	$11,904	$18,208	$18,559
Average interest rate	5.2%	5.1%	4.7%	4.3%	4.1%	4.1%
Taxable — other than mortgage-backed securities	808	1,125	1,388	1,196	1,494	4,494	10,505	10,562
Average interest rate	5.6%	4.8%	4.8%	5.0%	5.2%	5.1%
Mortgage-backed securities	623	580	556	529	694	1,779	4,761	4,750
Average interest rate	5.0%	4.7%	4.7%	4.8%	5.0%	5.3%

Total	$2,610	$2,596	$2,991	$3,146	$3,954	$18,177	$33,474	$33,871

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

About 80% of our tax exempt bonds are rated AA or better by Moody’s or Standard and Poor’s with about 25% rated AAA. The average rating of our tax exempt bonds is AA. While about 40% of our tax exempt bonds are insured, the effect of insurance on the average credit rating of these bonds is insignificant. The insured tax exempt bonds in our portfolio have been selected based on the quality of the underlying credit and not the value of the credit insurance enhancement.

About 75% of the taxable bonds, other than mortgage-backed securities, in our portfolio are issued by the U.S. Treasury or U.S. government agencies or by foreign governments or are rated AA or better.

Mortgage-backed securities comprised 26% of our taxable bond portfolio at year-end 2008. About 98% of the mortgage-backed securities are rated AAA and the remaining 2% are all investment grade. Of the AAA rated securities, about 65% are residential mortgage-backed securities, consisting of government agency pass-through securities guaranteed by a government agency or a government sponsored enterprise (GSE), GSE collateralized mortgage obligations (CMOs) and other CMOs, all backed by single family home mortgages. The majority of the CMOs are actively traded in liquid markets. The other 35% of the AAA rated securities are call protected, commercial mortgage-backed securities (CMBS). About 85% of our CMBS are senior securities with the highest level of subordination. The remainder of our CMBS are seasoned securities that were issued in 2004 or earlier.

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

Foreign currency risk is the sensitivity to foreign exchange rate fluctuations of the fair value and investment income related to foreign currency denominated financial instruments. The functional currency of our foreign operations is generally the currency of the local operating environment since business is primarily transacted in such local currency. We seek to mitigate the risks relating to currency fluctuations by generally maintaining investments in those foreign currencies in which our property and casualty subsidiaries have loss reserves and other liabilities, thereby limiting exchange rate risk to the net assets denominated in foreign currencies.

At December 31, 2008, the property and casualty subsidiaries held foreign currency denominated investments of $6.5 billion supporting their international operations. The principal currencies creating foreign exchange rate risk for the property and casualty subsidiaries are the euro, the Canadian dollar and the British pound sterling. The following table provides information about those fixed maturity investments that are denominated in these currencies. The table presents cash flows of principal amounts in U.S. dollar equivalents by expected maturity dates at December 31, 2008. Actual cash flows could differ from the expected amounts.

	At December 31, 2008
							Total
						There-	Amortized	Fair
	2009	2010	2011	2012	2013	after	Cost	Value
				(in millions)

Euro	$36	$125	$142	$173	$301	$776	$1,553	$1,634
Canadian dollar	83	162	283	205	146	644	1,523	1,641
British pound sterling	33	106	162	143	189	670	1,303	1,397

Equity price risk is the potential loss in fair value of our equity securities resulting from adverse changes in stock prices. In general, equities have more year-to-year price variability than intermediate term high grade bonds. However, returns over longer time frames have been consistently higher. Our publicly traded equity securities are high quality, diversified across industries and readily marketable. A hypothetical decrease of 10% in the market price of each of the equity securities held at December 31, 2008 and 2007 would have resulted in a decrease of $148 million and $232 million, respectively, in the fair value of the equity securities portfolio.

All of the above risks are monitored on an ongoing basis. A combination of in-house systems and proprietary models and externally licensed software are used to analyze individual securities as well as each portfolio. These tools provide the portfolio managers with information to assist them in the evaluation of the market risks of the portfolio.

Debt

We also have interest rate risk on our debt obligations. The following table presents expected cash flow of principal amounts and related weighted average interest rates by maturity date of our long term debt obligations at December 31, 2008.

	At December 31, 2008
						There-		Fair
	2009	2010	2011	2012	2013	after	Total	Value
	(in millions)

Expected cash flows of principal amounts	$—	$—	$400	$—	$275	$3,300	$3,975	$3,493
Average interest rate	—	—	6.0%	—	5.2%	6.2%

Item 8.	Consolidated Financial Statements and Supplementary Data

Consolidated financial statements of the Corporation at December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008 and the report thereon of our independent registered public accounting firm, and the Corporation’s unaudited quarterly financial data for the two-year period ended December 31, 2008 are listed in Item 15(a) of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As of December 31, 2008, an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) was performed under the supervision and with the participation of the Corporation’s management, including Chubb’s chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2008.

During the three month period ended December 31, 2008, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2008, the Corporation’s internal control over financial reporting is effective.

The Corporation’s internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Corporation’s consolidated financial statements. Their attestation report on the Corporation’s internal control over financial reporting is shown on page 66.

Item 9B.  Other Information

None.

Report of Independent Registered Public Accounting Firm

Ernst & Young LLP
5 Times Square
New York, New York 10036

The Board of Directors and Shareholders
The Chubb Corporation

We have audited The Chubb Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Chubb Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, The Chubb Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Chubb Corporation as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, cash flows and comprehensive income for each of the three years in the period ended December 31, 2008, and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP
February 26, 2009

PART III.

Item 10.  Directors and Executive Officers of the Registrant

Information regarding Chubb’s directors is incorporated by reference from Chubb’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders under the caption “Our Board of Directors.” Information regarding Chubb’s executive officers is included in Part I of this report under the caption “Executive Officers of the Registrant.” Information regarding Section 16 reporting compliance of Chubb’s directors, executive officers and 10% beneficial owners is incorporated by reference from Chubb’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Information regarding Chubb’s Code of Ethics for CEO and Senior Financial Officers is included in Item 1 of this report under the caption “Business — General.” Information regarding the Audit Committee of Chubb’s Board of Directors and its Audit Committee financial experts is incorporated by reference from Chubb’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders under the captions “Corporate Governance — Audit Committee” and “Committee Assignments.”

Item 11.  Executive Compensation

Incorporated by reference from Chubb’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders, under the captions “Corporate Governance — Directors’ Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from Chubb’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13.  Certain Relationships and Related Transactions

Incorporated by reference from Chubb’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders, under the caption “Certain Transactions and Other Matters.”

Item 14.  Principal Accountant Fees and Services

Incorporated by reference from Chubb’s definitive Proxy Statement for the 2009 Annual Meeting of Shareholders, under the caption “Proposal 3: Ratification of Appointment of Independent Auditor.”

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
February 26, 2009

By	/s/ John D. Finnegan
(John D. Finnegan Chairman, President and
Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John D. Finnegan (John D. Finnegan)	Chairman, President, Chief Executive Officer and Director	February 26, 2009

/s/ Zoë Baird (Zoë Baird)	Director	February 26, 2009

/s/ Sheila P. Burke (Sheila P. Burke)	Director	February 26, 2009

/s/ James I. Cash, Jr. (James I. Cash, Jr.)	Director	February 26, 2009

/s/ Joel J. Cohen (Joel J. Cohen)	Director	February 26, 2009

/s/ Klaus J. Mangold (Klaus J. Mangold)	Director	February 26, 2009

/s/ Martin G. McGuinn (Martin G. McGuinn)	Director	February 26, 2009

Signature	Title	Date

/s/ Lawrence M. Small (Lawrence M. Small)	Director	February 26, 2009

/s/ Jess Søderberg (Jess Søderberg)	Director	February 26, 2009

/s/ Daniel E. Somers (Daniel E. Somers)	Director	February 26, 2009

/s/ Karen Hastie Williams (Karen Hastie Williams)	Director	February 26, 2009

/s/ James M. Zimmerman (James M. Zimmerman)	Director	February 26, 2009

/s/ Alfred W. Zollar (Alfred W. Zollar)	Director	February 26, 2009

/s/ Richard G. Spiro (Richard G. Spiro)	Executive Vice President and Chief Financial Officer	February 26, 2009

/s/ John J. Kennedy (John J. Kennedy)	Senior Vice President and Chief Accounting Officer	February 26, 2009

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ERNST & YOUNG LLP
5 Times Square
New York, New York 10036

The Board of Directors and Shareholders
The Chubb Corporation

We have audited the accompanying consolidated balance sheets of The Chubb Corporation as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, cash flows and comprehensive income for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Chubb Corporation at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Chubb Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

February 26, 2009

THE CHUBB CORPORATION
Consolidated Statements of Income

	In Millions,
	Except For Per Share Amounts
	Years Ended December 31
	2008	2007	2006
Revenues
Premiums Earned	$11,828	$11,946	$11,958
Investment Income	1,732	1,738	1,580
Other Revenues	32	49	220
Realized Investment Gains (Losses), Net	(371)	374	245

TOTAL REVENUES	13,221	14,107	14,003

Losses and Expenses
Losses and Loss Expenses	6,898	6,299	6,574
Amortization of Deferred Policy Acquisition Costs	3,123	3,092	2,919
Other Insurance Operating Costs and Expenses	441	444	550
Investment Expenses	32	35	34
Other Expenses	36	48	207
Corporate Expenses	284	252	194

TOTAL LOSSES AND EXPENSES	10,814	10,170	10,478

INCOME BEFORE FEDERAL AND FOREIGN INCOME TAX	2,407	3,937	3,525

Federal and Foreign Income Tax	603	1,130	997

NET INCOME	$1,804	$2,807	$2,528

Net Income Per Share
Basic	$5.00	$7.13	$6.13
Diluted	4.92	7.01	5.98

See accompanying notes.

THE CHUBB CORPORATION
Consolidated Balance Sheets

	In Millions
	December 31
	2008	2007
Assets
Invested Assets
Short Term Investments	$2,478	$1,839
Fixed Maturities
Tax Exempt (cost $18,299 and $18,208)	18,345	18,559
Taxable (cost $14,592 and $15,266)	14,410	15,312
Equity Securities (cost $1,563 and $1,907)	1,479	2,320
Other Invested Assets	2,026	2,051

TOTAL INVESTED ASSETS	38,738	40,081

Cash	56	49
Securities Lending Collateral	—	1,247
Accrued Investment Income	435	440
Premiums Receivable	2,201	2,227
Reinsurance Recoverable on Unpaid Losses and Loss Expenses	2,212	2,307
Prepaid Reinsurance Premiums	373	392
Deferred Policy Acquisition Costs	1,532	1,556
Deferred Income Tax	1,144	442
Goodwill	467	467
Other Assets	1,271	1,366

TOTAL ASSETS	$48,429	$50,574

Liabilities
Unpaid Losses and Loss Expenses	$22,367	$22,623
Unearned Premiums	6,367	6,599
Securities Lending Payable	—	1,247
Long Term Debt	3,975	3,460
Dividend Payable to Shareholders	118	110
Accrued Expenses and Other Liabilities	2,170	2,090

TOTAL LIABILITIES	34,997	36,129

Commitments and Contingent Liabilities (Note 6 and 14)

Shareholders’ Equity
Preferred Stock — Authorized 8,000,000 Shares; $1 Par Value; Issued — None	—	—
Common Stock — Authorized 1,200,000,000 Shares; $1 Par Value; Issued 371,980,710 and 374,649,923 Shares	372	375
Paid-In Surplus	253	346
Retained Earnings	14,509	13,280
Accumulated Other Comprehensive Income (Loss)	(735)	444
Treasury Stock, at Cost — 19,726,097 Shares in 2008	(967)	—

TOTAL SHAREHOLDERS’ EQUITY	13,432	14,445

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$48,429	$50,574

See accompanying notes.

THE CHUBB CORPORATION
Consolidated Statements of Shareholders’ Equity

	In Millions
	Years Ended December 31
	2008	2007	2006
Preferred Stock
Balance, Beginning and End of Year	$—	$—	$—

Common Stock
Balance, Beginning of Year	375	411	210
Two-for-One Stock Split	—	—	210
Treasury Shares Cancelled	—	—	(7)
Repurchase of Shares	(4)	(42)	(21)
Shares Issued Upon Settlement of Equity Unit Purchase Contracts	—	—	13
Shares Issued Under Stock-Based Employee Compensation Plans	1	6	6

Balance, End of Year	372	375	411

Paid-In Surplus
Balance, Beginning of Year	346	1,539	2,364
Two-for-One Stock Split	—	—	(210)
Treasury Shares Cancelled	—	—	(377)
Repurchase of Shares	(114)	(1,361)	(987)
Shares Issued Upon Settlement of Equity Unit Purchase Contracts	—	—	447
Changes Related to Stock-Based Employee Compensation (includes tax benefit of $32, $16, and $46)	21	168	302

Balance, End of Year	253	346	1,539

Retained Earnings
Balance, Beginning of Year	13,280	11,711	9,600
Net Income	1,804	2,807	2,528
Dividends Declared (per share $1.32, $1.16 and $1.00)	(479)	(457)	(417)
Repurchase of Shares	(96)	(781)	—

Balance, End of Year	14,509	13,280	11,711

Accumulated Other Comprehensive Income (Loss)
Unrealized Appreciation (Depreciation) of Investments
Balance, Beginning of Year	526	392	311
Change During Year, Net of Tax	(669)	134	81

Balance, End of Year	(143)	526	392

Foreign Currency Translation Gains (Losses)
Balance, Beginning of Year	216	91	57
Change During Year, Net of Tax	(226)	125	34

Balance, End of Year	(10)	216	91

Postretirement Benefit Costs Not Yet Recognized in Net Income
Balance, Beginning of Year	(298)	(281)	—
Change During Year, Net of Tax	(284)	(17)	—
Adjustment to Recognize Funded Status at December 31, 2006, Net of Tax	—	—	(281)

Balance, End of Year	(582)	(298)	(281)

Accumulated Other Comprehensive Income (Loss), End of Year	(735)	444	202

Treasury Stock, at Cost
Balance, Beginning of Year	—	—	(135)
Repurchase of Shares	(1,097)	—	(249)
Cancellation of Shares	—	—	384
Shares Issued Under Stock-Based Employee Compensation Plans	130	—	—

Balance, End of Year	(967)	—	—

TOTAL SHAREHOLDERS’ EQUITY	$13,432	$14,445	$13,863

See accompanying notes.

     THE CHUBB CORPORATION
      Consolidated Statements of Cash Flows

	In Millions
	Years Ended December 31
	2008	2007	2006
Cash Flows from Operating Activities
Net Income	$1,804	$2,807	$2,528
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Increase in Unpaid Losses and Loss Expenses, Net	389	350	753
Increase (Decrease) in Unearned Premiums, Net	(46)	(74)	16
Decrease (Increase) in Reinsurance Recoverable on Paid Losses	148	258	(225)
Amortization of Premiums and Discounts on Fixed Maturities	206	233	233
Depreciation	64	69	81
Realized Investment Losses (Gains), Net	371	(374)	(245)
Other, Net	(392)	(78)	201

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,544	3,191	3,342

Cash Flows from Investing Activities
Proceeds from Fixed Maturities
Sales	4,145	4,616	3,623
Maturities, Calls and Redemptions	2,173	1,790	1,579
Proceeds from Sales of Equity Securities	432	360	186
Purchases of Fixed Maturities	(7,125)	(7,909)	(6,758)
Purchases of Equity Securities	(191)	(650)	(377)
Investments in Other Invested Assets, Net	(45)	(164)	(264)
Decrease (Increase) in Short Term Investments, Net	(654)	455	(355)
Increase (Decrease) in Net Payable from Security Transactions not Settled	(18)	(106)	50
Purchases of Property and Equipment, Net	(46)	(53)	(53)
Other, Net	3	12	—

NET CASH USED IN INVESTING ACTIVITIES	(1,326)	(1,649)	(2,369)

Cash Flows from Financing Activities
Proceeds from Issuance of Long Term Debt	1,200	1,800	—
Repayment of Long Term Debt	(685)	(800)	—
Proceeds from Common Stock Issued Upon Settlement of Equity Unit Purchase Contracts	—	—	460
Proceeds from Issuance of Common Stock Under Stock-Based Employee Compensation Plans	109	130	229
Repurchase of Shares	(1,336)	(2,185)	(1,228)
Dividends Paid to Shareholders	(471)	(451)	(403)
Other, Net	(28)	(25)	(29)

NET CASH USED IN FINANCING ACTIVITIES	(1,211)	(1,531)	(971)

Net Increase in Cash	7	11	2
Cash at Beginning of Year	49	38	36

CASH AT END OF YEAR	$56	$49	$38

       See accompanying notes.

     THE CHUBB CORPORATION
      Consolidated Statements of Comprehensive Income

	In Millions
	Years Ended December 31
	2008	2007	2006

Net Income	$1,804	$2,807	$2,528

Other Comprehensive Income (Loss), Net of Tax
Change in Unrealized Appreciation or Depreciation of Investments	(669)	134	81
Foreign Currency Translation Gains (Losses)	(226)	125	34
Change in Postretirement Benefit Costs Not Yet Recognized in Net Income	(284)	(17)	—

	(1,179)	242	115

COMPREHENSIVE INCOME	$625	$3,049	$2,643

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

Certain amounts in the consolidated financial statements for prior years have been reclassified to conform with the 2008 presentation.

(b) Invested Assets

Short term investments, which have an original maturity of one year or less, are carried at amortized cost, which approximates fair value.

Fixed maturities, which include bonds and redeemable preferred stocks, are purchased to support the investment strategies of the Corporation. These strategies are developed based on many factors including rate of return, maturity, credit risk, tax considerations and regulatory requirements. Fixed maturities are classified as available-for-sale and carried at fair value as of the balance sheet date. Fixed maturities may be sold prior to maturity to support the investment strategies of the Corporation.

Premiums and discounts arising from the purchase of fixed maturities are amortized using the interest method over the estimated remaining term of the securities. For mortgage-backed securities, prepayment assumptions are reviewed periodically and revised as necessary.

Equity securities, which include common stocks and non-redeemable preferred stocks, are carried at fair value as of the balance sheet date.

Unrealized appreciation or depreciation of equity securities and fixed maturities carried at fair value is excluded from net income and credited or charged, net of applicable deferred income tax, directly to comprehensive income.

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

Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold and are credited or charged to income. When the fair value of any investment is lower than its cost, an assessment is made to determine whether the decline is temporary or other-than-temporary. If the decline is deemed to be other-than-temporary, the investment is written down to fair value and the amount of the writedown is charged to income as a realized investment loss. The fair value of the investment becomes its new cost basis.

The Corporation has engaged in securities lending from which it generates investment income from the lending of certain of its invested assets to other institutions for short periods of time. The Corporation maintains effective control over securities loaned and therefore continues to report such securities as invested assets. The fair value of the loaned securities was $1,510 million at December 31, 2007. Of this amount, $1,274 million comprised fixed maturities and the balance comprised equity securities. There were no securities on loan at December 31, 2008.

The Corporation’s policy is to require initial collateral equal to at least 102% of the fair value of the loaned securities. In those instances where cash collateral is obtained from the borrower, the collateral is invested by a lending agent in accordance with the Corporation’s guidelines. The cash collateral is recognized as an asset with a corresponding liability for the obligation to return the collateral. In instances where noncash collateral is obtained from the borrower, the Corporation does not recognize the receipt of the collateral held by the lending agent or the obligation to return the collateral as there exists no right to sell or repledge the collateral. The fair value of the noncash collateral held was $325 million at December 31, 2007. The Corporation retains a portion of the income earned from the cash collateral or receives a fee from the borrower. Under the terms of the securities lending arrangement, the lending agent indemnifies the Corporation against borrower defaults.

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

(e) Financial Products

Derivatives are carried at fair value as of the balance sheet date. Changes in fair value are recognized in income in the period of the change and are included in other revenues.

Assets and liabilities related to the derivatives are included in other assets and other liabilities.

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

In 2008, the Corporation received 2,000,000 shares of common stock of Harbor Point Limited upon conversion of $200 million of 6% convertible notes (see Note (3)). This noncash transaction has been excluded from the statement of cash flows.

(m)	Accounting Pronouncements Not Yet Adopted

In May 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 163, Accounting for Financial Guarantee Insurance Contracts, an Interpretation of FASB Statement No. 60. SFAS No. 163 clarifies how Statement No. 60 applies to financial guarantee insurance contracts. SFAS No. 163 is effective for the Corporation for the year beginning January 1, 2009. The adoption of SFAS No. 163 is not expected to have a significant effect on the Corporation’s financial position or results of operations.

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-06-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share. The FSP is effective for the Corporation for the year beginning January 1, 2009. The adoption of the FSP is not expected to have a significant effect on the Corporation’s earnings per share.

(2)	Adoption of New Accounting Pronouncements

(a) Effective January 1, 2008, the Corporation adopted SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies whenever other accounting pronouncements require or permit assets or liabilities to be measured at fair value. The Statement does not expand the use of fair value to any new circumstances. The adoption of SFAS No. 157 did not have a significant effect on the Corporation’s financial position or results of operations.

(b) Effective December 31, 2006, the Corporation adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in the funded status as a component of other comprehensive income in the years in which the changes occur. Retrospective application was not permitted.

SFAS No. 158 requires that any gains or losses and prior service cost that had not yet been included in net benefit costs as of the end of the year in which the Statement was adopted be recognized as an adjustment of the ending balance of accumulated other comprehensive income, net of tax. The effect on the Corporation’s balance sheet at December 31, 2006 was an increase in other liabilities of $432 million, an increase in deferred income tax assets of $151 million and a decrease in accumulated other comprehensive income, a component of shareholders’ equity, of $281 million. Adoption of the Statement did not have any effect on the Corporation’s results of operations and will not in future years.

(3)	Transfer of Ongoing Reinsurance Assumed Business

In 2005, the Corporation completed a transaction involving a new Bermuda-based reinsurance company, Harbor Point Limited.

As part of the transaction, the Corporation transferred its ongoing reinsurance assumed business and certain related assets, including renewal rights, to Harbor Point. In exchange, the Corporation received from Harbor Point $200 million of 6% convertible notes and warrants to purchase common stock of Harbor Point. In 2008, the notes were converted to 2,000,000 shares of common stock of Harbor Point. The shares and warrants represent in the aggregate on a fully diluted basis approximately 18% of Harbor Point as of December 31, 2008.

The transaction resulted in a pre-tax gain of $204 million, of which $171 million was recognized in 2005 and $33 million was recognized in 2008.

(4) Invested Assets and Related Income

(a) The amortized cost and fair value of fixed maturities were as follows:

	December 31
	2008				2007
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value	Cost	Appreciation	Depreciation	Value
	(in millions)
Tax exempt	$18,299	$451	$405	$18,345	$18,208	$385	$34	$18,559

Taxable
U.S. Government and government agency and authority obligations	587	43	4	626	671	36	2	705
Corporate bonds	3,161	39	143	3,057	2,888	42	22	2,908
Foreign bonds	6,664	340	42	6,962	6,946	66	63	6,949
Mortgage-backed securities	4,180	52	467	3,765	4,761	31	42	4,750

	14,592	474	656	14,410	15,266	175	129	15,312

Total fixed maturities	$32,891	$925	$1,061	$32,755	$33,474	$560	$163	$33,871

The amortized cost and fair value of fixed maturities at December 31, 2008 by contractual maturity were as follows:

	Amortized
	Cost	Fair Value
	(in millions)

Due in one year or less	$1,064	$1,073
Due after one year through five years	8,658	8,828
Due after five years through ten years	12,108	12,480
Due after ten years	6,881	6,609

	28,711	28,990
Mortgage-backed securities	4,180	3,765

	$32,891	$32,755

Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations.

(b) The components of unrealized appreciation or depreciation of investments carried at fair value were as follows:

	December 31
	2008	2007
	(in millions)
Equity securities
Gross unrealized appreciation	$131	$490
Gross unrealized depreciation	215	77

	(84)	413

Fixed maturities
Gross unrealized appreciation	925	560
Gross unrealized depreciation	1,061	163

	(136)	397

	(220)	810
Deferred income tax liability (asset)	(77)	284

	$(143)	$526

When the fair value of any investment is lower than its cost, an assessment is made to determine whether the decline is temporary or other-than-temporary. The assessment is based on both quantitative criteria and qualitative information and considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than the cost, the financial condition and near term prospects of the issuer, whether the issuer is current on contractually obligated interest and principal payments, the intent and ability of the Corporation to hold the investment for a period of time sufficient to allow for the recovery of cost, general market conditions and industry or sector specific factors. Based on a review of the securities in an unrealized loss position at December 31, 2008 and 2007, management believes that none of the declines in fair value at those dates were other-than-temporary.

The following table summarizes, for all investment securities in an unrealized loss position at December 31, 2008, the aggregate fair value and gross unrealized depreciation by investment category and length of time that individual securities have continuously been in an unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Depreciation	Value	Depreciation	Value	Depreciation
			(in millions)

Fixed maturities
Tax exempt	$3,796	$181	$1,525	$224	$5,321	$405

Taxable
U.S. Government and government agency and authority obligations	28	1	46	3	74	4
Corporate bonds	1,213	90	496	53	1,709	143
Foreign bonds	381	26	322	16	703	42
Mortgage-backed securities	576	160	958	307	1,534	467

	2,198	277	1,822	379	4,020	656

Total fixed maturities	5,994	458	3,347	603	9,341	1,061

Equity securities	629	161	126	54	755	215

	$6,623	$619	$3,473	$657	$10,096	$1,276

At December 31, 2008, approximately 1,530 individual securities were in an unrealized loss position, of which 1,450 were fixed maturities. Of the fixed maturities in an unrealized loss position, substantially all were investment grade securities and less than 1% were securities with a fair value to amortized cost ratio less than 80% for six or more continuous months. Fixed maturity securities in an unrealized loss position for less than twelve months comprised approximately 940 securities, of which 87% were securities with a fair value to amortized cost ratio at or greater than 80%. Fixed maturity securities in an unrealized loss position for twelve months or more comprised approximately 510 securities, of which 76% were securities with a fair value to amortized cost ratio at or greater than 80%.

The following table summarizes, for all investment securities in an unrealized loss position at December 31, 2007, the aggregate fair value and gross unrealized depreciation by investment category and length of time that individual securities have continuously been in an unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Depreciation	Value	Depreciation	Value	Depreciation
	(in millions)
Fixed maturities
Tax exempt	$1,109	$19	$1,556	$15	$2,665	$34

Taxable
U.S. Government and government agency and authority obligations	—	—	66	2	66	2
Corporate bonds	262	8	610	14	872	22
Foreign bonds	1,302	20	2,052	43	3,354	63
Mortgage-backed securities	813	8	2,263	34	3,076	42

	2,377	36	4,991	93	7,368	129

Total fixed maturities	3,486	55	6,547	108	10,033	163

Equity securities	373	52	81	25	454	77

	$3,859	$107	$6,628	$133	$10,487	$240

The change in unrealized appreciation or depreciation of investments carried at fair value was as follows:

	Years Ended December 31
	2008	2007	2006
	(in millions)

Change in unrealized appreciation or depreciation of equity securities	$(497)	$17	$272
Change in unrealized appreciation or depreciation of fixed maturities	(533)	190	(147)

	(1,030)	207	125
Deferred income tax (credit)	(361)	73	44

	$(669)	$134	$81

  (c) The sources of net investment income were as follows:

	Years Ended December 31
	2008	2007	2006
	(in millions)

Fixed maturities	$1,559	$1,516	$1,433
Equity securities	49	46	33
Short term investments	72	119	74
Other	52	57	40

Gross investment income	1,732	1,738	1,580
Investment expenses	32	35	34

	$1,700	$1,703	$1,546

  (d) Realized investment gains and losses were as follows:

	Years Ended December 31
	2008	2007	2006
	(in millions)

Fixed maturities
Gross realized gains	$109	$57	$29
Gross realized losses	(43)	(53)	(31)
Other-than-temporary impairments	(111)	(30)	(3)

	(45)	(26)	(5)

Equity securities
Gross realized gains	125	136	60
Gross realized losses	(93)	(1)	(9)
Other-than-temporary impairments	(335)	(79)	(10)

	(303)	56	41

Other invested assets	(56)	344	209
Harbor Point	33	—	—

	$(371)	$374	$245

In 2005, the Corporation transferred its ongoing reinsurance business and certain related assets to Harbor Point. The transaction resulted in a pre-tax gain of $204 million of which $33 million was recognized in 2008 (see Note (3)).

  (e) At December 31, 2008, other than U.S. government and government sponsored enterprise obligations, the Corporation’s exposure to investments issued by a single issuer that equals or exceeds 10% of total shareholders’ equity is its holdings in government and government sponsored enterprise obligations of Canada, which had a fair value of $1.3 billion or 3% of total invested assets.

(5) Deferred Policy Acquisition Costs

Policy acquisition costs deferred and the related amortization charged against income were as follows:

	Years Ended December 31
	2008	2007	2006
	(in millions)

Balance, beginning of year	$1,556	$1,480	$1,445

Costs deferred during year
Commissions and brokerage	1,736	1,713	1,534
Premium taxes and assessments	256	253	265
Salaries and operating costs	1,148	1,178	1,139

	3,140	3,144	2,938
Increase (decrease) due to foreign exchange	(41)	24	16
Amortization during year	(3,123)	(3,092)	(2,919)

Balance, end of year	$1,532	$1,556	$1,480

(6) Unpaid Losses and Loss Expenses

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

There are numerous factors that contribute to the inherent uncertainty in the process of establishing loss reserves. Among these factors are changes in the inflation rate for goods and services related to covered damages such as medical care and home repair costs; changes in the judicial interpretation of policy provisions relating to the determination of coverage; changes in the general attitude of juries in the determination of liability and damages; legislative actions; changes in the medical condition of claimants; changes in the estimates of the number and/or severity of claims that have been incurred but not reported as of the date of the financial statements; and changes in the P&C Group’s book of business, underwriting standards and/or claim handling procedures.

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

Management believes that the aggregate loss reserves of the P&C Group at December 31, 2008 were adequate to cover claims for losses that had occurred as of that date, including both those known and those yet to be reported. In establishing such reserves, management considers facts currently known and the present state of the law and coverage litigation. However, given the significant uncertainties inherent in the loss reserving process, it is possible that management’s estimate of the ultimate liability for losses that had occurred as of December 31, 2008 may change, which could have a material effect on the Corporation’s results of operations and financial condition.

(b) A reconciliation of the beginning and ending liability for unpaid losses and loss expenses, net of reinsurance recoverable, and a reconciliation of the net liability to the corresponding liability on a gross basis is as follows:

	2008	2007	2006
	(in millions)

Gross liability, beginning of year	$22,623	$22,293	$22,482
Reinsurance recoverable, beginning of year	2,307	2,594	3,769

Net liability, beginning of year	20,316	19,699	18,713

Net incurred losses and loss expenses related to
Current year	7,771	6,996	6,870
Prior years	(873)	(697)	(296)

	6,898	6,299	6,574

Net payments for losses and loss expenses related to
Current year	2,401	1,883	1,703
Prior years	4,108	4,066	4,118

	6,509	5,949	5,821

Foreign currency translation effect	(550)	267	233

Net liability, end of year	20,155	20,316	19,699
Reinsurance recoverable, end of year	2,212	2,307	2,594

Gross liability, end of year	$22,367	$22,623	$22,293

Because loss reserve estimates are subject to the outcome of future events, changes in estimates are unavoidable given that loss trends vary and time is required for changes in trends to be recognized and confirmed. During 2008, the P&C Group experienced overall favorable development of $873 million on net unpaid losses and loss expenses established as of the previous year end. This compares with favorable prior year development of $697 million in 2007 and $296 million in 2006. Such favorable development was reflected in operating results in these respective years.

The net favorable development of $873 million in 2008 was due to various factors. Favorable development of about $390 million was experienced in the professional liability classes other than fidelity, including about $150 million outside the United States. Favorable development occurred in each of the primary professional liability classes, including directors and officers liability, errors and omissions liability, fiduciary liability and employment practices liability. A majority of this favorable development was in the 2004 and 2005 accident years. Reported loss activity related to these accident years has been less than expected due to a favorable business climate, lower policy limits and better terms and conditions. Favorable development of about $170 million was experienced in the homeowners and commercial property classes, primarily related to the 2006 and 2007 accident years. Favorable development of about $120 million was experienced in the commercial liability classes. Favorable development in these classes, particularly excess liability and multiple peril liability in accident years 2002 through 2006, more than offset adverse development in accident years prior to 1998, which was mostly due to the $85 million related to toxic waste claims. Favorable development of about $75 million was experienced in the fidelity class due to lower than expected reported loss emergence, particularly outside the United States, mainly related to recent accident years. Favorable development of about $60 million was experienced in the run-off of the reinsurance assumed business due primarily to better than expected reported loss activity from cedants. Favorable development of about $30 million was experienced in the workers’ compensation class due in part to further recognition of the positive effects of reforms in California. Favorable development of about $30 million was experienced in the personal automobile business due primarily to lower than expected severity.

The net favorable development of $697 million in 2007 was due to various factors. Favorable development of about $300 million was experienced in the professional liability classes other than fidelity, including about $100 million outside the United States. A majority of this favorable development was in the 2003 through 2005 accident years. Reported loss activity related to these accident years was less than expected due to a favorable business climate, lower policy limits and better terms and conditions. Favorable development of about $180 million was experienced in the short tail homeowners and commercial property classes, primarily related to the 2006 and 2005 accident years. This favorable development arose from the lower than expected emergence of actual losses during 2007 relative to expectations used to establish the loss reserves at the end of 2006. Favorable development of about $135 million was experienced in the run-off of the reinsurance assumed business due primarily to better than expected reported loss activity from cedants. Favorable development of about $40 million and $30 million was experienced in the fidelity class and the surety class, respectively, due to lower than expected reported loss emergence, mainly related to more recent accident years. Favorable development of about $30 million was experienced in the personal automobile class. Case develop- ment during 2007 on previously reported claims was better than expected and the number of late reported claims was less than expected. Unfavorable development of about $20 million was experienced in the commercial liability classes. Unfavorable development in accident years prior to 1997, mostly the $88 million related to asbestos and toxic waste claims, was largely offset by favorable development in these classes in the more recent accident years.

The net favorable development of $296 million in 2006 was also due to various factors. Favorable development of about $190 million was experienced in the short tail homeowners and commercial property classes, primarily related to the 2005 accident year. This favorable development arose from the lower than expected emergence of losses during 2006 relative to expectations used to establish loss reserves at the end of 2005. Favorable development of about $70 million was experienced in the fidelity class due to lower than expected reported loss emergence, mainly related to more recent accident years. Favorable development of about $65 million was experienced in the run-off of the reinsurance assumed business due primarily to better than expected reported loss activity from cedants. Favorable development of about $45 million was experienced in the professional liability classes other than fidelity. Favorable development in the 2004 and 2005 accident years more than offset continued unfavorable development in the 2000 through 2002 accident years. Reported loss activity related to accident years 2004 and 2005 was less than expected due to a favorable business climate, lower policy limits and better terms and conditions. On the other hand, the P&C Group continued to experience higher than expected reported loss activity related to the 2000 through 2002 accident years, largely from claims related to corporate failures and allegations of management misconduct and accounting irregularities. Favorable development of about $25 million was experienced in the personal automobile class. Case development during 2006 on previously reported claims was better than expected and the number of late reported claims was also less than expected. Unfavorable development of about $100 million was experienced in the commercial liability classes, including $24 million related to asbestos and toxic waste claims. Reported loss activity in accident years prior to 1997 was worse than expected, primarily related to specific individual excess liability and other liability claims.

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

The P&C Group’s most significant individual asbestos exposures involve products liability on the part of “traditional” defendants who were engaged in the manufacture, distribution or installation of products containing asbestos. The P&C Group wrote excess liability and/or general liability coverages for these insureds. While these insureds are relatively few in number, their exposure has become substantial due to the increased volume of claims, the erosion of the underlying limits and the bankruptcies of target defendants.

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

Significant uncertainty remains as to the ultimate liability of the P&C Group related to asbestos related claims. This uncertainty is due to several factors including the long latency period between asbestos exposure and disease manifestation and the resulting potential for involvement of multiple policy periods for individual claims; plaintiffs’ expanding theories of liability and increased focus on peripheral defendants; the volume of claims by unimpaired plaintiffs and the extent to which they can be precluded from making claims; the efforts by insureds to claim the right to non-products coverage not subject to aggregate limits; the number of insureds seeking bankruptcy protection as a result of asbestos related liabilities; the ability of claimants to bring a claim in a state in which they have no residency or exposure; the impact of the exhaustion of primary limits and the resulting increase in claims on excess liability policies that the P&C Group has issued; inconsistent court decisions and diverging legal interpretations; and the possibility, however remote, of federal legislation that would address the asbestos problem. These significant uncertainties are not likely to be resolved in the near future.

Toxic waste claims relate primarily to pollution and related cleanup costs. The P&C Group’s insureds have two potential areas of exposure: hazardous waste dump sites and pollution at the insured site primarily from underground storage tanks and manufacturing processes.

The federal Comprehensive Environmental Response Compensation and Liability Act of 1980 (Superfund) has been interpreted to impose strict, retroactive and joint and several liability on potentially responsible par-ties (PRPs) for the cost of remediating hazardous waste sites. Most sites have multiple PRPs.

Most PRPs named to date are parties who have been generators, transporters, past or present landowners or past or present site operators. Insurance policies issued to PRPs were not intended to cover claims arising from gradual pollution. Environmental remediation claims tendered by PRPs and others to insurers have frequently resulted in disputes over insurers’ contractual obligation with respect to pollution claims. The resulting litigation against insurers extends to issues of liability, coverage and other policy provisions.

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

Management believes that the loss reserves carried at December 31, 2008 for asbestos and toxic waste claims were adequate. However, given the judicial decisions and legislative actions that have broadened the scope of coverage and expanded theories of liability in the past and the possibilities of similar interpretations in the future, it is possible that the estimate of loss reserves relating to these exposures may increase in future periods as new information becomes available and as claims develop.

(7) Debt and Credit Arrangements

(a) Long term debt consisted of the following:

	December 31
	2008	2007
	(in millions)

3.95% notes due April 1, 2008	$—	$225
5.472% notes due August 16, 2008	—	460
6% notes due November 15, 2011	400	400
5.2% notes due April 1, 2013	275	275
5.75% notes due May 15, 2018	600	—
6.6% debentures due August 15, 2018	100	100
6.8% debentures due November 15, 2031	200	200
6% notes due May 11, 2037	800	800
6.5% notes due May 15, 2038	600	—
6.375% capital securities due March 29, 2067	1,000	1,000

	$3,975	$3,460

In May 2008, Chubb issued $600 million of 5.75% senior notes due May 15, 2018 and $600 million of 6.5% senior notes due May 15, 2038.

Chubb has outstanding $1.0 billion of unsecured junior subordinated capital securities. The capital securities will become due on April 15, 2037, the scheduled maturity date, but only to the extent that Chubb has received sufficient net proceeds from the sale of certain qualifying capital securities. Chubb must use its commercially reasonable efforts, subject to certain market disruption events, to sell enough qualifying capital securities to permit repayment of the capital securities on the scheduled maturity date or as soon thereafter as possible. Any remaining outstanding principal amount will be due on March 29, 2067, the final maturity date. The capital securities bear interest at a fixed rate of 6.375% through April 14, 2017. Thereafter, the capital securities will bear interest at a rate equal to the three-month LIBOR rate plus 2.25%. Subject to certain conditions, Chubb has the right to defer the payment of interest on the capital securities for a period not exceeding ten consecutive years. During any such period, interest will continue to accrue and Chubb generally may not declare or pay any dividends on or purchase any shares of its capital stock.

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

The 6% notes due in 2011, the 5.2% notes, the 5.75% notes, the 6.6% debentures, the 6.8% debentures, the 6% notes due in 2037 and the 6.5% notes are all unsecured obligations of Chubb. Chubb generally may redeem some or all of the notes and debentures prior to maturity in accordance with the terms of each debt instrument.

The amounts of long term debt due annually during the five years subsequent to December 31, 2008 are as follows:

Years Ending
December 31
(in millions)

2009	$—
2010	—
2011	400
2012	—
2013	275

(b) Interest costs of $240 million, $206 million and $134 million were incurred in 2008, 2007 and 2006, respectively. Interest paid was $232 million, $191 million and $129 million in 2008, 2007 and 2006, respectively.

(c) Chubb has a revolving credit agreement with a group of banks that provides for up to $500 million of unsecured borrowings. There have been no borrowings under this agreement. Various interest rate options are available to Chubb, all of which are based on market interest rates. Chubb pays a fee to have this revolving credit facility available. The agreement contains customary restrictive covenants including a covenant to maintain a minimum consolidated shareholders’ equity, as adjusted. At December 31, 2008, Chubb was in compliance with all such covenants. The revolving credit facility is available for general corporate purposes and to support Chubb’s commercial paper borrowing arrangement. The agreement has a termination date of October 19, 2012. In August 2008, the agreement was amended to allow Chubb to request on two occasions, at any time during the remaining term of the agreement, an extension of the maturity date for an additional one year period. On the termination date of the agreement, any borrowings then outstanding become payable.

(8) Property and Equipment

Property and equipment included in other assets were as follows:

	December 31
	2008	2007
	(in millions)

Cost	$813	$839
Accumulated depreciation	489	490

	$324	$349

Depreciation expense related to property and equipment was $64 million, $69 million and $77 million for 2008, 2007 and 2006, respectively.

(9) Federal and Foreign Income Tax

(a) Income tax expense consisted of the following components:

	Years Ended December 31
	2008	2007	2006
	(in millions)

Current tax
United States	$457	$952	$735
Foreign	202	168	154
Deferred tax (credit), principally United States	(56)	10	108

	$603	$1,130	$997

Federal and foreign income taxes paid were $739 million, $1,140 million and $847 million in 2008, 2007 and 2006, respectively.

(b) The effective income tax rate is different than the statutory federal corporate tax rate. The reasons for the different effective tax rate were as follows:

	Years Ended December 31
	2008		2007		2006
		% of		% of		% of
		Pre-Tax		Pre-Tax		Pre-Tax
	Amount	Income	Amount	Income	Amount	Income
	(in millions)
Income before federal and foreign income tax	$2,407		$3,937		$3,525

Tax at statutory federal income tax rate	$842	35.0%	$1,378	35.0%	$1,234	35.0%
Tax exempt interest income	(235)	(9.7)	(232)	(5.9)	(215)	(6.1)
Other, net	(4)	(.2)	(16)	(.4)	(22)	(.6)

Actual tax	$603	25.1%	$1,130	28.7%	$997	28.3%

(c) The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities were as follows:

	December 31
	2008	2007
	(in millions)
Deferred income tax assets
Unpaid losses and loss expenses	$680	$729
Unearned premiums	351	357
Foreign tax credits	788	631
Employee compensation	134	175
Postretirement benefits	285	138
Unrealized depreciation of investments	77	—
Other, net	90	—

Total	2,405	2,030

Deferred income tax liabilities
Deferred policy acquisition costs	451	447
Unremitted earnings of foreign subsidiaries	810	630
Unrealized appreciation of investments	—	284
Other, net	—	227

Total	1,261	1,588

Net deferred income tax asset	$1,144	$442

Although realization of deferred income tax assets is not assured, management believes that it is more likely than not that the deferred tax assets will be realized. Accordingly, no valuation allowance was recorded at December 31, 2008 or 2007.

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

Premiums earned and insurance losses and loss expenses are reported net of reinsurance in the consolidated statements of income.

The effect of reinsurance on the premiums written and earned of the P&C Group was as follows:

	Years Ended December 31
	2008	2007	2006
	(in millions)

Direct premiums written	$12,443	$12,432	$12,224
Reinsurance assumed	549	775	954
Reinsurance ceded	(1,210)	(1,335)	(1,204)

Net premiums written	$11,782	$11,872	$11,974

Direct premiums earned	$12,441	$12,457	$12,084
Reinsurance assumed	607	789	971
Reinsurance ceded	(1,220)	(1,300)	(1,097)

Net premiums earned	$11,828	$11,946	$11,958

The ceded reinsurance premiums written and earned included $195 million and $243 million, respectively, in 2008 and $386 million and $344 million, respectively, in 2007 and $283 million and $190 million, respectively, in 2006 that were ceded to Harbor Point.

Ceded losses and loss expenses, which reduce losses and loss expenses incurred, were $417 million, $460 million and $86 million in 2008, 2007 and 2006, respectively. The ceded losses and loss expenses in 2008 and 2007 included $163 million and $183 million, respectively, that were ceded to Harbor Point. The 2006 ceded amount reflects $175 million reduction of ceded losses and loss expenses related to Hurricane Katrina.

(11) Segments Information

The principal business of the Corporation is the sale of property and casualty insurance. The profitability of the property and casualty insurance business depends on the results of both underwriting operations and investments, which are viewed as two distinct operations. The underwriting operations are managed and evaluated separately from the investment function.

The P&C Group underwrites most lines of property and casualty insurance. Underwriting operations consist of four separate business units: personal insurance, commercial insurance, specialty insurance and reinsurance assumed. The personal segment targets the personal insurance market. The personal classes include automobile, homeowners and other personal coverages. The commercial segment includes those classes of business that are generally available in broad markets and are of a more commodity nature. Commercial classes include multiple peril, casualty, workers’ compensation and property and marine. The specialty segment includes those classes of business that are available in more limited markets since they require specialized underwriting and claim settlement. Specialty classes include professional liability coverages and surety. The reinsurance assumed business is effectively in run-off following the sale, in 2005, of the ongoing business to Harbor Point (see Note (3)).

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

Revenues, income before income tax and assets of each operating segment were as follows:

	Years Ended December 31
	2008	2007	2006
	(in millions)

Revenues
Property and casualty insurance
Premiums earned
Personal insurance	$3,787	$3,642	$3,409
Commercial insurance	5,015	5,120	5,079
Specialty insurance	2,935	2,971	2,953

Total insurance	11,737	11,733	11,441
Reinsurance assumed	91	213	517

	11,828	11,946	11,958
Investment income	1,652	1,622	1,485
Other revenues	4	11	—

Total property and casualty insurance	13,484	13,579	13,443
Corporate and other	108	154	315
Realized investment gains (losses)	(371)	374	245

Total revenues	$13,221	$14,107	$14,003

Income (loss) before income tax
Property and casualty insurance
Underwriting
Personal insurance	$478	$532	$590
Commercial insurance	309	738	840
Specialty insurance	499	678	371

Total insurance	1,286	1,948	1,801
Reinsurance assumed	58	116	85

	1,344	2,064	1,886
Increase in deferred policy acquisition costs	17	52	19

Underwriting income	1,361	2,116	1,905
Investment income	1,622	1,590	1,454
Other income	9	6	10

Total property and casualty insurance	2,992	3,712	3,369
Corporate and other loss	(214)	(149)	(89)
Realized investment gains (losses)	(371)	374	245

Total income before income tax	$2,407	$3,937	$3,525

	December 31
	2008	2007	2006
	(in millions)

Assets
Property and casualty insurance	$45,354	$47,931	$47,671
Corporate and other	3,297	2,785	2,811
Adjustments and eliminations	(222)	(142)	(205)

Total assets	$48,429	$50,574	$50,277

The international business of the property and casualty insurance segment is conducted primarily through subsidiaries that operate solely outside of the United States. Their assets and liabilities are located principally in the countries where the insurance risks are written. International business is also written by branch offices of certain domestic subsidiaries.

Revenues of the P&C Group by geographic area were as follows:

	Years Ended December 31
	2008	2007	2006
	(in millions)

Revenues
United States	$10,329	$10,624	$10,807
International	3,155	2,955	2,636

Total	$13,484	$13,579	$13,443

(12) Stock-Based Employee Compensation Plans

The Corporation has two stock-based employee compensation plans, the Long-Term Stock Incentive Plan and the Stock Purchase Plan. The compensation cost charged against income with respect to these plans was $81 million, $87 million and $88 million in 2008, 2007 and 2006, respectively. The total income tax benefit included in income with respect to these stock-based compensation arrangements was $28 million in 2008 and $31 million in 2007 and 2006.

As of December 31, 2008, there was $83 million of unrecognized compensation cost related to nonvested awards. That cost is expected to be charged against income over a weighted average period of 1.7 years.

(a) The Long-Term Stock Incentive Plan provides for the granting of restricted stock units, restricted stock, performance shares, stock options and other stock-based awards to key employees. The maximum number of shares of Chubb’s common stock in respect to which stock-based awards may be granted under the Plan is 15,834,000 shares. At December 31, 2008, 8,388,870 shares were available for grant under the Plan.

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

An amount equal to the fair value at the date of grant of restricted stock unit awards, restricted stock awards and performance share awards is expensed over the vesting period. The weighted average fair value per share of the restricted stock units granted was $50.44, $50.10 and $47.54 in 2008, 2007 and 2006, respectively. The weighted average fair value per share of the performance shares granted was $51.46, $52.99 and $44.73 in 2008, 2007 and 2006, respectively.

Additional information with respect to restricted stock units and restricted stock and performance shares is as follows:

	Restricted Stock Units and Restricted Stock		Performance Shares*
		Weighted Average			Weighted Average
	Number	Grant Date	Number		Grant Date
	of Shares	Fair Value	of Shares		Fair Value

Nonvested, January 1, 2008	3,306,693	$45.23	1,309,029		$48.73
Granted	1,152,068	50.44	669,336		51.46
Vested	(1,286,813)	39.68	(668,768	)**	44.73
Forfeited	(119,387)	47.17	(78,665)		51.04

Nonvested, December 31, 2008	3,052,561	49.46	1,230,932		52.24

*	The number of shares earned may range from 0% to 200% of the performance shares shown in the table above.

**	The performance shares earned in 2008 were 168.6% of the vested shares shown in the table, or 1,127,543 shares.

The total fair value of restricted stock units and restricted stock that vested during 2008, 2007 and 2006 was $65 million, $77 million and $34 million, respectively. The total fair value of performance shares that vested during 2008, 2007 and 2006 was $57 million, $58 million and $63 million, respectively.

Stock Options

Stock options are granted at exercise prices not less than the fair value of Chubb’s common stock on the date of grant. The terms and conditions upon which options become exercisable may vary among grants. Options expire no later than ten years from the date of grant.

An amount equal to the fair value of stock options at the date of grant is expensed over the period that such options become exercisable. The weighted average fair value per stock option granted during 2008, 2007 and 2006 was $6.04, $8.39 and $7.65, respectively. The fair value of each stock option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions.

	2008	2007	2006
Risk-free interest rate	2.5%	4.4%	4.8%
Expected volatility	16.4%	16.9%	15.9%
Dividend yield	2.5%	2.2%	2.0%
Expected average term (in years)	3.9	4.3	3.4

Additional information with respect to stock options is as follows:

			Weighted Average
	Number	Weighted Average	Remaining	Aggregate
	of Shares	Exercise Price	Contractual Term	Intrinsic Value
			(in years)	(in millions)

Outstanding, January 1, 2008	8,107,931	$33.99
Granted	330,329	52.55
Exercised	(2,543,530)	33.68
Forfeited	(80,530)	45.55

Outstanding, December 31, 2008	5,814,200	35.02	3.0	$77

Exercisable, December 31, 2008	5,592,086	34.44	2.8	77

The total intrinsic value of the stock options exercised during 2008, 2007 and 2006 was $52 million, $66 million and $110 million, respectively. The Corporation received cash of $74 million, $115 million and $185 million during 2008, 2007 and 2006, respectively, from the exercise of stock options. The tax benefit realized with respect to the exercise of stock options was $19 million in 2008 and 2007 and $40 million in 2006.

(b) Under the Stock Purchase Plan, substantially all employees are eligible to receive rights to purchase shares of Chubb’s common stock at a fixed price at the end of the offering period. The price is determined on the date the purchase rights are granted and the offering period cannot exceed 27 months. The number of shares an eligible employee may purchase is based on the employee’s compensation. An amount equal to the fair value of purchase rights at the date of grant is expensed over the offering period. No purchase rights have been granted since 2002.

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

The Corporation’s funding policy is to contribute amounts that meet regulatory requirements plus additional amounts determined by management based on actuarial valuations, market conditions and other factors. This may result in no contribution being made in a particular year.

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

The funded status of the pension and other postretirement benefit plans at December 31, 2008 and 2007 was as follows:

			Other
	Pension Benefits		Postretirement Benefits
	2008	2007	2008	2007
	(in millions)

Benefit obligation	$1,761	$1,658	$315	$289
Plan assets at fair value	1,125	1,409	32	37

Funded status at end of year, included in other liabilities	$636	$249	$283	$252

Net loss and prior service cost included in accumulated other comprehensive income that were not yet recognized as components of net benefit costs at December 31, 2008 and 2007 were as follows:

			Other
			Postretirement
	Pension Benefits		Benefits
	2008	2007	2008	2007
	(in millions)

Net loss	$808	$383	$59	$33
Prior service cost (benefit)	30	44	(2)	(2)

	$838	$427	$57	$31

The accumulated benefit obligation for the pension plans was $1,451 million and $1,328 million at December 31, 2008 and 2007, respectively. The accumulated benefit obligation is the present value of pension benefits earned as of the measurement date based on employee service and compensation prior to that date. It differs from the pension benefit obligation in the table on the previous page in that the accumulated benefit obligation includes no assumptions regarding future compensation levels.

The weighted average assumptions used to determine the benefit obligations were as follows:

			Other
			Postretirement
	Pension Benefits		Benefits
	2008	2007	2008	2007

Discount rate	6.0%	6.0%	6.0%	6.0%
Rate of compensation increase	4.5	4.5	—	—

The Corporation made pension plan contributions of $127 million and $93 million during 2008 and 2007, respectively. The Corporation made other postretirement benefit plan contributions of $10 million and $12 million during 2008 and 2007, respectively.

The components of net pension and other postretirement benefit costs reflected in net income and other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2008, 2007 and 2006 were as follows:

				Other
				Postretirement
	Pension Benefits			Benefits
	2008	2007	2006	2008	2007	2006
	(in millions)

Costs reflected in net income
Service cost	$76	$79	$67	$10	$10	$9
Interest cost	99	89	75	17	16	14
Expected return on plan assets	(114)	(100)	(85)	(3)	(2)	(2)
Amortization of net loss and prior service cost and other	51	32	34	1	1	1

	$112	$100	$91	$25	$25	$22

Changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss	$462	$54		$27	$4
Prior service cost	—	1		—	—
Amortization of net loss and prior service cost and other	(51)	(32)		(1)	(1)

	$411	$23		$26	$3

The estimated aggregate net loss and prior service cost that will be amortized from accumulated other comprehensive income into net benefit costs during 2009 for the pension and other postretirement benefit plans is $44 million.

The weighted average assumptions used to determine net pension and other postretirement benefit costs were as follows:

				Other
	Pension Benefits			Postretirement Benefits
	2008	2007	2006	2008	2007	2006

Discount rate	6.0%	5.75%	5.75%	6.0%	5.75%	5.75%
Rate of compensation increase	4.5	4.5	4.5	—	—	—
Expected long term rate of return on plan assets	8.0	8.0	8.0	8.0	8.0	8.0

The weighted average health care cost trend rate assumptions used to measure the expected cost of medical benefits were as follows:

	December 31
	2008	2007

Health care cost trend rate for next year	8.75%	8.75%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0	5.0
Year that the rate reaches the ultimate trend rate	2015	2014

The health care cost trend rate assumption has a significant effect on the amount of the accumulated other postretirement benefit obligation and the net other postretirement benefit cost reported. To illustrate, a one percent increase or decrease in the trend rate for each year would increase or decrease the accumulated other postretirement benefit obligation at December 31, 2008 by approximately $54 million and the aggregate of the service and interest cost components of net other postretirement benefit cost for the year ended December 31, 2008 by approximately $5 million.

The long term objective of the pension plan is to provide sufficient funding to cover expected benefit obligations, while assuming a prudent level of portfolio risk. Plan assets are invested in a diversified portfolio of predominately U.S. equity securities and fixed maturities. The Corporation seeks to obtain a rate of return that over time equals or exceeds the returns of the broad markets in which the plan assets are invested. The target allocation of plan assets is 55% to 65% invested in equity securities, with the remainder invested in fixed maturities. The Corporation rebalances its pension assets to the target allocation as market conditions permit. The Corporation determined the expected long term rate of return assumption for each asset class based on an analysis of the historical returns and the expectations for future returns. The expected long-term rate of return for the portfolio is a weighted aggregation of the expected returns for each asset class.

The weighted average allocation of the pension plan assets was as follows:

	December 31
	2008	2007

Equity securities	46%	60%
Fixed maturities	54	40

	100%	100%

The estimated benefits expected to be paid in each of the next five years and in the aggregate for the following five years are as follows:

		Other
Years Ending		Postretirement
December 31	Pension Benefits	Benefits
	(in millions)
2009	$96	$10
2010	66	11
2011	70	13
2012	78	14
2013	83	15
2014-2018	576	99

(b) The Corporation has a defined contribution benefit plan, the Capital Accumulation Plan, in which substantially all employees are eligible to participate. Under this plan, the employer makes an annual matching contribution equal to 100% of each eligible employee’s pre-tax elective contributions, up to 4% of the employee’s eligible compensation. Contributions are invested at the election of the employee in Chubb’s common stock or in various other investment funds. Employer contributions charged against income were $28 million in 2008, $27 million in 2007 and $25 million in 2006.

(14) Commitments and Contingent Liabilities

(a) Chubb and certain of its subsidiaries have been involved in the investigations by various Attorneys General and other regulatory authorities of several states, the U.S. Securities and Exchange Commission, the U.S. Attorney for the Southern District of New York and certain non-U.S. regulatory authorities with respect to certain business practices in the property and casualty insurance industry including (1) potential conflicts of interest and anti-competitive behavior arising from the payment of contingent commissions to brokers and agents and (2) loss mitigation and finite reinsurance arrangements. In connection with these investigations, Chubb and certain of its subsidiaries received subpoenas and other requests for information from various regulators. The Corporation has cooperated fully with these investigations. The Corporation has settled with several state Attorneys General and insurance departments all issues arising out of their investigations. As described in more detail below, the Attorney General of Ohio in August 2007 filed an action against Chubb and certain of its subsidiaries, as well as several other insurers and one broker, as a result of the Ohio Attorney General’s business practices investigation. Although no other Attorney General or regulator has initiated an action against the Corporation, it is possible that such an action may be brought against the Corporation with respect to some or all of the issues that are the focus of these ongoing investigations.

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

On August 24, 2007, Chubb and certain of its subsidiaries were named as defendants in an action filed by the Ohio Attorney General against several insurers and one broker. This action alleges violations of Ohio’s antitrust laws. In July 2008, the court denied the Corporation’s and the other defendants’ motions to dismiss the Attorney General’s complaint. In August 2008, the Corporation and the other defendants filed answers to the complaint and discovery is proceeding.

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

(b) Chubb Financial Solutions (CFS), a wholly owned subsidiary of Chubb, participated in derivative financial instruments, principally as a counterparty in portfolio credit default swap contracts. Chubb issued unconditional guarantees with respect to all obligations of CFS arising from these transactions. CFS has been in run-off since 2003.

CFS’s aggregate exposure, or retained risk, from its in-force financial products contracts is referred to as notional amount. Notional amounts are used to calculate the exchange of contractual cash flows and are not necessarily representative of the potential for gain or loss. Notional amounts are not recorded on the balance sheet.

Future obligations with respect to the financial products contracts are carried at fair value at the balance sheet date and are included in other liabilities. The notional amount and fair value of future obligations under CFS’s financial products contracts were as follows:

	December 31
	Notional Amount		Fair Value
	2008	2007	2008	2007
	(in billions)		(in millions)

Credit default swaps	$—	$.1	$—	$1
Other	.3	.3	5	6

Total	$.3	$.4	$5	$7

(c) A property and casualty insurance subsidiary issued a reinsurance contract to an insurer that provides financial guarantees on debt obligations. At December 31, 2008, the aggregate principal commitments related to this contract for which the subsidiary was contingently liable amounted to approximately $400 million. These commitments expire by 2023.

(d) The Corporation occupies office facilities under lease agreements that expire at various dates through 2019; such leases are generally renewed or replaced by other leases. Most facility leases contain renewal options for increments ranging from two to ten years. The Corporation also leases data processing, office and transportation equipment. All leases are operating leases.

Rent expense was as follows:

	Years Ended
	December 31
	2008	2007	2006
	(in millions)

Office facilities	$79	$81	$89
Equipment	13	12	9

	$92	$93	$98

At December 31, 2008, future minimum rental payments required under non-cancellable operating leases were as follows:

Years Ending
December 31	(in millions)

2009	$78
2010	64
2011	58
2012	51
2013	48
After 2013	133

$432

(e) The Corporation had commitments totaling $1.1 billion at December 31, 2008 to fund limited partnership investments. These commitments can be called by the partnerships (generally over a period of 5 years or less) to fund certain partnership expenses or the purchase of investments.

(15) Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the year. The computation of diluted earnings per share reflects the potential dilutive effect, using the treasury stock method, of outstanding awards under stock-based employee compensation plans and of outstanding purchase contracts to purchase Chubb’s common stock.

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31
	2008	2007	2006
	(in millions except for per share amounts)

Basic earnings per share:
Net income	$1,804	$2,807	$2,528

Weighted average number of common shares outstanding	361.1	393.6	412.5

Basic earnings per share	$5.00	$7.13	$6.13

Diluted earnings per share:
Net income	$1,804	$2,807	$2,528

Weighted average number of common shares outstanding	361.1	393.6	412.5
Additional shares from assumed exercise of stock-based compensation awards	5.7	6.7	7.7
Additional shares from assumed issuance of common stock upon settlement of purchase contracts	—	—	2.2

Weighted average number of common shares and potential common shares assumed outstanding for computing diluted earnings per share	366.8	400.3	422.4

Diluted earnings per share	$4.92	$7.01	$5.98

(16) Comprehensive Income

Comprehensive income is defined as all changes in shareholders’ equity, except those arising from transactions with shareholders. Comprehensive income includes net income and other comprehensive income, which for the Corporation consists of changes in unrealized appreciation or depreciation of investments carried at fair value, changes in foreign currency translation gains or losses and, beginning in 2007, changes in postretirement benefit costs not yet recognized in net income.

The components of other comprehensive income or loss were as follows:

	Years Ended December 31
	2008			2007			2006
	Before	Income		Before	Income		Before	Income
	Tax	Tax	Net	Tax	Tax	Net	Tax	Tax	Net
	(in millions)

Unrealized holding gains (losses) arising during the year	$(1,378)	$(483)	$(895)	$237	$83	$154	$161	$55	$106
Reclassification adjustment for realized gains (losses) included in net income	(348)	(122)	(226)	30	10	20	36	11	25

Net unrealized gains (losses) recognized in other comprehensive income or loss	(1,030)	(361)	(669)	207	73	134	125	44	81
Foreign currency translation gains (losses)	(348)	(122)	(226)	193	68	125	52	18	34
Change in postretirement benefit costs not yet recognized in net income	(437)	(153)	(284)	(26)	(9)	(17)	—	—	—

Total other comprehensive income (loss)	$(1,815)	$(636)	$(1,179)	$374	$132	$242	$177	$62	$115

(17) Fair Values of Financial Instruments

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

 (ii) Fair values for fixed maturities are determined by management, utilizing prices obtained from independent, nationally recognized pricing services or, in the case of securities for which prices are not provided by the pricing services, from independent brokers. For fixed maturities that have quoted prices in active markets, market quotations are provided. For fixed maturities that do not trade on a daily basis, the pricing services and brokers provide fair value estimates using a variety of inputs including, but not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, reference data, prepayment spreads and measures of volatility. Management reviews on an ongoing basis the reasonableness of the methodologies used by the relevant pricing services and brokers. In addition, management, using the prices received for the securities from the pricing services and brokers, determines the aggregate portfolio price performance and reviews it against applicable indices. If management believes that any discrepancies exist, it will discuss these with the relevant pricing service or broker to resolve the discrepancies.

 (iii) Fair values of equity securities are based on quoted market prices.

 (iv) Fair values of long term debt are determined by management, utilizing prices obtained from independent, nationally recognized pricing services or from independent brokers.

 (v) Fair values of derivatives are determined using internal valuation models that are similar to external valuation models.

The carrying values and fair values of financial instruments were as follows:

	December 31
	2008		2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(in millions)

Assets
Invested assets
Short term investments	$2,478	$2,478	$1,839	$1,839
Fixed maturities (Note 4)	32,755	32,755	33,871	33,871
Equity securities	1,479	1,479	2,320	2,320
Liabilities
Long term debt (Note 7)	3,975	3,493	3,460	3,427
Derivatives (Note 14)	5	5	7	7

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:

Level 1 — Unadjusted quoted prices in active markets for identical assets.

Level 2 — Other inputs that are observable for the asset, either directly or indirectly.

Level 3 — Inputs that are unobservable.

The fair value of fixed maturities and equity securities at December 31, 2008 categorized based upon the lowest level of input that was significant to the fair value measurement was as follows:

	Level 1	Level 2	Level 3	Total
	(in millions)
Fixed maturities	$—	$32,481	$274	$32,755
Equity securities	1,275	—	204	1,479

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

The activity of Chubb’s common stock was as follows:

	Years Ended December 31
	2008	2007	2006
	(number of shares)

Common stock issued
Balance, beginning of year	374,649,923	411,276,940	420,864,596
Treasury shares cancelled	—	—	(7,887,800)
Repurchase of shares	(4,017,884)	(41,733,268)	(20,266,262)
Shares issued upon settlement of equity unit purchase contracts	—	—	12,883,527
Share activity under stock-based employee compensation plans	1,348,671	5,106,251	5,682,879

Balance, end of year	371,980,710	374,649,923	411,276,940

Treasury stock
Balance, beginning of year	—	—	2,787,800
Repurchase of shares	22,310,886	—	5,100,000
Cancellation of shares	—	—	(7,887,800)
Share activity under stock-based employee compensation plans	(2,584,789)	—	—

Balance, end of year	19,726,097	—	—

Common stock outstanding, end of year	352,254,613	374,649,923	411,276,940

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

(c) As of December 31, 2008, 19,783,900 shares remained under the share repurchase authorization that was approved by the Board of Directors in December 2008. The authorization has no expiration date.

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

A comparison of shareholders’ equity on a GAAP basis and policyholders’ surplus on a statutory basis is as follows:

	December 31
	2008		2007
	GAAP	Statutory	GAAP	Statutory
	(in millions)

P&C Group	$14,381	$12,342	$15,490	$12,998

Corporate and other	(949)		(1,045)

	$13,432		$14,445

A comparison of GAAP and statutory net income (loss) is as follows:

	Years Ended December 31
	2008		2007		2006
	GAAP	Statutory	GAAP	Statutory	GAAP	Statutory
	(in millions)

P&C Group	$1,997	$1,963	$2,992	$2,859	$2,637	$2,575

Corporate and other	(193)		(185)		(109)

	$1,804		$2,807		$2,528

(f) As a holding company, Chubb’s ability to continue to pay dividends to shareholders and to satisfy its obligations, including the payment of interest and principal on debt obligations, relies on the availability of liquid assets, which is dependent in large part on the dividend paying ability of its property and casualty insurance subsidiaries. The Corporation’s property and casualty insurance subsidiaries are subject to laws and regulations in the jurisdictions in which they operate that restrict the amount of dividends they may pay without the prior approval of regulatory authorities. The restrictions are generally based on net income and on certain levels of policyholders’ surplus as determined in accordance with statutory accounting practices. Dividends in excess of such thresholds are considered “extraordinary” and require prior regulatory approval. During 2008, these subsidiaries paid dividends of $2.0 billion to Chubb.

The maximum dividend distribution that may be made by the property and casualty insurance subsidiaries to Chubb during 2009 without prior regulatory approval is approximately $1.2 billion.

QUARTERLY FINANCIAL DATA

Summarized unaudited quarterly financial data for 2008 and 2007 are shown below. In management’s opinion, the interim financial data contain all adjustments, consisting of normal recurring items, necessary to present fairly the results of operations for the interim periods.

	Three Months Ended
	March 31		June 30		September 30		December 31
	2008	2007	2008	2007	2008	2007	2008	2007
	(in millions except for per share amounts)

Revenues	$3,489	$3,519	$3,354	$3,521	$3,303	$3,549	$3,075	$3,518
Losses and expenses	2,560	2,518	2,725	2,534	2,985	2,502	2,544	2,616
Federal and foreign income tax	265	291	160	278	54	309	124	252

Net income	$664	$710	$469	$709	$264	$738	$407	$650

Basic earnings per share	$1.80	$1.74	$1.29	$1.78	$.74	$1.90	$1.15	$1.71

Diluted earnings per share	$1.77	$1.71	$1.27	$1.75	$.73	$1.87	$1.13	$1.68

Underwriting ratios
Losses to premiums earned	53.4%	53.0%	58.7%	53.1%	67.9%	51.8%	53.9%	53.3%
Expenses to premiums written	30.5	30.4	29.8	29.6	30.2	29.8	30.4	30.5

Combined	83.9%	83.4%	88.5%	82.7%	98.1%	81.6%	84.3%	83.8%

THE CHUBB CORPORATION

Schedule I

CONSOLIDATED SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES

(in millions)

December 31, 2008

			Amount
			at Which
	Cost or		Shown in
	Amortized	Fair	the
Type of Investment	Cost	Value	Balance Sheet

Short term investments	$2,478	$2,478	$2,478

Fixed maturities

United States Government and government agencies and authorities	2,799	2,891	2,891

States, municipalities and political subdivisions	18,340	18,383	18,383

Foreign	6,664	6,962	6,962

Public utilities	674	653	653

All other corporate bonds	4,414	3,866	3,866

Total fixed maturities	32,891	32,755	32,755

Equity securities

Common stocks

Public utilities	94	82	82

Banks, trusts and insurance companies	486	537	537

Industrial, miscellaneous and other	947	824	824

Total common stocks	1,527	1,443	1,443

Non-redeemable preferred stocks	36	36	36

Total equity securities	1,563	1,479	1,479

Other invested assets	2,026	2,026	2,026

Total invested assets	$38,958	$38,738	$38,738

THE CHUBB CORPORATION

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS — PARENT COMPANY ONLY

(in millions)

December 31

	2008	2007

Assets
Invested Assets
Short Term Investments	$1,553	$881
Taxable Fixed Maturities (cost $754 and $1,027)	759	1,022
Equity Securities (cost $451 and $289)	504	478

TOTAL INVESTED ASSETS	2,816	2,381
Investment in Consolidated Subsidiaries	14,510	15,633
Other Assets	280	183

TOTAL ASSETS	$17,606	$18,197

Liabilities
Long Term Debt	$3,975	$3,460
Dividend Payable to Shareholders	118	110
Accrued Expenses and Other Liabilities	81	182

TOTAL LIABILITIES	4,174	3,752

Shareholders’ Equity
Preferred Stock — Authorized 8,000,000 Shares; $1 Par Value; Issued — None	—	—
Common Stock — Authorized 1,200,000,000 Shares; $1 Par Value; Issued 371,980,710 and 374,649,923 Shares	372	375
Paid-In Surplus	253	346
Retained Earnings	14,509	13,280
Accumulated Other Comprehensive Income (Loss)	(735)	444
Treasury Stock, at Cost — 19,726,097 Shares in 2008	(967)	—

TOTAL SHAREHOLDERS’ EQUITY	13,432	14,445

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$17,606	$18,197

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

THE CHUBB CORPORATION

Schedule II

(continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF INCOME — PARENT COMPANY ONLY

(in millions)

Years Ended December 31

	2008	2007	2006

Revenues

Investment Income	$79	$125	$111

Other Revenues	4	(5)	17

Realized Investment Gains (Losses), Net	49	(31)	—

TOTAL REVENUES	132	89	128

Expenses

Corporate Expenses	282	249	192

Investment Expenses	2	3	3

Other Expenses	4	—	—

TOTAL EXPENSES	288	252	195

Loss before Federal and Foreign Income Tax and Equity in Net Income of Consolidated Subsidiaries	(156)	(163)	(67)

Federal and Foreign Income Tax	30	7	16

Loss before Equity in Net Income of Consolidated Subsidiaries	(186)	(170)	(83)

Equity in Net Income of Consolidated Subsidiaries	1,990	2,977	2,611

NET INCOME	$1,804	$2,807	$2,528

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

THE CHUBB CORPORATION

Schedule II

(continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS — PARENT COMPANY ONLY
(in millions)
Years Ended December 31

	2008	2007	2006
Cash Flows from Operating Activities
Net Income	$1,804	$2,807	$2,528
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Equity in Net Income of Consolidated Subsidiaries	(1,990)	(2,977)	(2,611)
Realized Investment Losses (Gains), Net	(49)	31	—
Other, Net	(94)	15	(7)

NET CASH USED IN OPERATING ACTIVITIES	(329)	(124)	(90)

Cash Flows from Investing Activities
Proceeds from Fixed Maturities
Sales	—	49	121
Maturities, Calls and Redemptions	92	86	113
Proceeds from Sales of Equity Securities	56	—	—
Purchases of Fixed Maturities	(21)	(61)	(75)
Decrease (Increase) in Short Term Investments, Net	(672)	(133)	168
Capital Contributions to Consolidated Subsidiaries	—	(20)	(10)
Dividends Received from Consolidated Insurance Subsidiaries	2,000	1,550	650
Distributions Received from Consolidated Non-Insurance Subsidiaries	13	40	17
Other, Net	53	(65)	49

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,521	1,446	1,033

Cash Flows from Financing Activities
Proceeds from Issuance of Long Term Debt	1,200	1,800	—
Repayment of Long Term Debt	(685)	(600)	—
Proceeds from Common Stock Issued Upon Settlement of Equity Unit Purchase Contracts	—	—	460
Proceeds from Issuance of Common Stock Under Stock-Based Employee Compensation Plans	109	130	229
Repurchase of Shares	(1,336)	(2,185)	(1,228)
Dividends Paid to Shareholders	(471)	(451)	(403)
Other, Net	(9)	(17)	—

NET CASH USED IN FINANCING ACTIVITIES	(1,192)	(1,323)	(942)

Net Increase (Decrease) in Cash	—	(1)	1
Cash at Beginning of Year	—	1	—

CASH AT END OF YEAR	$—	$—	$1

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

In 2008, Chubb received 2,000,000 shares of common stock of Harbor Point Limited upon conversion of 6% convertible notes. In 2007, Chubb forgave a receivable and related interest in the amount of $216 million in the aggregate due from a consolidated subsidiary. These transactions have been excluded from the statements of cash flows.

THE CHUBB CORPORATION

Schedule III

CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION

(in millions)

	December 31			Year Ended December 31
							Amortization	Other
	Deferred						of Deferred	Insurance
	Policy				Net		Policy	Operating
	Acquisition	Unpaid	Unearned	Premiums	Investment	Insurance	Acquisition	Costs and	Premiums
Segment	Costs	Losses	Premiums	Earned	Income*	Losses	Costs	Expenses**	Written
2008

Property and Casualty Insurance
Personal	$523	$2,139	$1,935	$3,787		$2,087	$1,089	$105	$3,826
Commercial	641	11,222	2,641	5,015		3,131	1,313	240	4,993
Specialty	355	7,728	1,666	2,935		1,686	667	93	2,899
Reinsurance Assumed	13	1,278	125	91		(6)	54	8	64
Investments					$1,622

	$1,532	$22,367	$6,367	$11,828	$1,622	$6,898	$3,123	$446	$11,782

2007

Property and Casualty Insurance
Personal	$509	$2,141	$1,932	$3,642		$1,942	$1,039	$106	$3,709
Commercial	637	10,972	2,718	5,120		2,822	1,301	224	5,083
Specialty	374	8,163	1,748	2,971		1,551	635	90	2,944
Reinsurance Assumed	36	1,347	201	213		(16)	117	19	136
Investments					$1,590

	$1,556	$22,623	$6,599	$11,946	$1,590	$6,299	$3,092	$439	$11,872

2006

Property and Casualty Insurance
Personal	$478	$2,060	$1,848	$3,409		$1,735	$911	$145	$3,518
Commercial	591	10,521	2,716	5,079		2,726	1,215	290	5,125
Specialty	352	8,218	1,746	2,953		1,865	602	104	2,941
Reinsurance Assumed	59	1,494	236	517		248	191	21	390
Investments					$1,454

	$1,480	$22,293	$6,546	$11,958	$1,454	$6,574	$2,919	$560	$11,974

*	Property and casualty assets are available for payment of losses and expenses for all classes of business; therefore, such assets and the related investment income have not been allocated to the underwriting segments.

**	Other insurance operating costs and expenses does not include other income and charges.

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

3.4		Certificate of Amendment to the Restated Certificate of Incorporation incorporated by reference to Exhibit (3.1) of the registrant’s Current Report on Form 8-K filed on April 18, 2006.
3.5		Certificate of Amendment to the Restated Certificate of Incorporation incorporated by reference to Exhibit (3.1) of the registrant’s Current Report on Form 8-K filed on April 30, 2007.
3.6		By-Laws incorporated by reference to Exhibit (3.1) of the registrant’s Current Report on Form 8-K filed on December 10, 2008.
	—	Instruments defining the rights of security holders, including indentures

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

	—	Material contracts
10.1		The Chubb Corporation Asset Managers Incentive Compensation Plan (2005) incorporated by reference to Exhibit (10) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.2		Amendment of The Chubb Corporation Asset Managers Incentive Compensation Plan (2005) filed herewith.
10.3		Corporate Aircraft Policy incorporated by reference to Exhibit (10.12) of the registrant’s Current Report on Form 8-K filed on March 9, 2005.
10.4		The Chubb Corporation Annual Incentive Plan (2006) incorporated by reference to Annex A of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders held on April 25, 2006.
10.5		Amendment to The Chubb Corporation Annual Incentive Compensation Plan (2006) filed herewith.
10.6
The Chubb Corporation Long-Term Stock Incentive Plan (2004) incorporated by reference to Annex B of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders held on April 27, 2004.

10.7		Amendment to The Chubb Corporation Long-Term Stock Incentive Plan (2004) 2005, 2006, 2007, and 2008 Outstanding Restricted Stock Unit Agreements filed herewith.
10.8		Amendment to The Chubb Corporation Long - Term Stock Incentive Plan (2004) filed herewith.

Exhibit
Number	Description
10.9
The Chubb Corporation Long-Term Stock Incentive Plan (2000) incorporated by reference to Exhibit A of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders held on April 25, 2000.

10.10	The Chubb Corporation Long-Term Stock Incentive Plan (1996), as amended, incorporated by reference to Exhibit (10) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.
10.11
The Chubb Corporation Long-Term Stock Incentive Plan for Non-Employee Directors (2004) incorporated by reference to Annex C of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders held on April 27, 2004.

10.12	Amendment to the registrant’s Long-Term Incentive Plan for Non-Employee Directors (2004) filed herewith.
10.13
The Chubb Corporation Stock Option Plan for Non-Employee Directors (2001) incorporated by reference to Exhibit C of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders held on April 24, 2001.

10.14
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

10.18	The Chubb Corporation Key Employee Deferred Compensation Plan (2005) incorporated by reference to Exhibit (10.9) of the registrant’s Current Report on Form 8-K filed on March 9, 2005.
10.19	Amendment to the registrant’s Key Employee Deferred Compensation Plan (2005) incorporated by reference to Exhibit (10.1) of the registrant’s Current Report on Form 8-K filed on September 12, 2005.
10.20	Amendment to the registrant’s Key Employee Deferred Compensation Plan (2005) filed herewith.
10.21	The Chubb Corporation Executive Deferred Compensation Plan incorporated by reference to Exhibit (10) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.
10.22	The Chubb Corporation Deferred Compensation Plan for Directors, as amended, incorporated by reference to Exhibit (10.1) of the registrant’s Current Report on Form 8-K filed on December 11, 2006.
10.23	Amendment to the registrant’s Deferred Compensation Plan for Directors, as amended, filed herewith.
10.24	The Chubb Corporation Estate Enhancement Program incorporated by reference to Exhibit (10) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
10.25
The Chubb Corporation Estate Enhancement Program for Non-Employee Directors incorporated by reference to Exhibit (10) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

Exhibit
Number	Description
10.26
Change in Control Employment Agreement, dated as of December 1, 2002, between The Chubb Corporation and John D. Finnegan, incorporated by reference to Exhibit (10) of the registrant’s Current Report on Form 8-K filed on January 21, 2003.

10.27
Amendment, dated as of December 1, 2003, to Change in Control Employment Agreement, dated as of December 1, 2002, between The Chubb Corporation and John D. Finnegan, incorporated by reference to Exhibit (10.2) of the registrant’s Current Report on Form 8-K filed on December 2, 2003.

10.28	Amendment dated as of September 4, 2008 to Change in Control Employment Agreement, dated as of January 21, 2003, between The Chubb Corporation and John D. Finnegan, filed herewith.
10.29	Change in Control Employment Agreement, dated as of October 1, 2008, between The Chubb Corporation and Richard G. Spiro, filed herewith.
10.30	Amendment, dated as of September 4, 2008, to Change in Control Employment Agreement, dated December 6, 1995, between The Chubb Corporation and John J. Degnan, filed herewith.
10.31	Amendment, dated as of September 4, 2008, to Change in Control Employment Agreement, dated June 30, 1997, between The Chubb Corporation and Michael O’Reilly, filed herewith.
10.32
Employment Agreement, dated as of December 1, 2002, between The Chubb Corporation and John D. Finnegan, incorporated by reference to Exhibit (10) of the registrant’s Current Report on Form 8-K filed on January 21, 2003.

10.33
Amendment, dated as of December 1, 2003, to Employment Agreement, dated as of December 1, 2002, between The Chubb Corporation and John D. Finnegan, incorporated by reference to Exhibit (10.1) of the registrant’s Current Report on Form 8-K filed on December 2, 2003.

10.34	Amendment dated as of September 4, 2008 to Employment Agreement, dated as of January 21, 2003, between The Chubb Corporation and John D. Finnegan, filed herewith.
10.35
Executive Severance Agreement, dated as of December 8, 1995, between The Chubb Corporation and John J. Degnan, incorporated by reference to Exhibit (10) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.

10.36	Offer Letter to Richard G. Spiro dated September 5, 2008, incorporated by reference to Exhibit (10) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
10.37
Form of 2006 Performance Share Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004) (for Chief Executive Officer and Vice Chairmen) incorporated by reference to Exhibit (10.2) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

10.38
Form of 2006 Performance Share Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004) (for Executive Vice Presidents and certain Senior Vice Presidents) incorporated by reference to Exhibit (10.3) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

10.39
Form of 2006 Restricted Stock Unit Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004) (for Chief Executive Officer, Vice Chairmen, Executive Vice Presidents and certain Senior Vice Presidents) incorporated by reference to Exhibit (10.4) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

Exhibit
Number	Description
10.40
Form of 2006 Performance Share Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan for Non-Employee Directors (2004) incorporated by reference to Exhibit (10.5) of the registrant’s Current Report on Form 8-K filed on March 8, 2006.

10.41
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

10.47
Form of Non-Statutory Stock Option Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004) (three year vesting schedule) incorporated by reference to Exhibit (10.7) of the registrant’s Current Report on Form 8-K filed on March 9, 2005.

10.48
Form of Non-Statutory Stock Option Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004) (four year vesting schedule) incorporated by reference to Exhibit (10.8) of the registrant’s Current Report on Form 8-K filed on March 9, 2005.

10.49
Form of Performance Share Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan for Non-Employee Directors (2004) incorporated by reference to Exhibit (10.10) of the registrant’s Current Report on Form 8-K filed on March 9, 2005.

10.50
Form of Stock Unit Agreement under The Chubb Corporation Long-Term Stock Incentive Plan for Non-Employee Directors (2004) incorporated by reference to Exhibit (10.11) of the registrant’s Current Report on Form 8-K filed on March 9, 2005.

10.51	Schedule of 2007 Base Salaries for Named Executive Officers incorporated by reference to Exhibit (10.1) of the registrant’s Current Report on Form 8-K filed on March 7, 2007.
10.52
Form of Performance Share Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004)(for Chief Executive Officer, Vice Chairmen, Executive Vice Presidents and certain Senior Vice Presidents) incorporated by reference to Exhibit (10.2) of the registrant’s Current Report on Form 8-K filed on March 7, 2007.

Exhibit
Number	Description
10.53
Form of Performance Share Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004)(for recipients of performance share awards other than Chief Executive Officer, Vice Chairmen, Executive Vice Presidents and certain Senior Vice Presidents) incorporated by reference to Exhibit (10.3) of the registrant’s Current Report on Form 8-K filed on March 7, 2007.

10.54
Form of Amendment No. 1 to the form of 2006 Performance Share Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004)(for Chief Executive Officer, Vice Chairmen, Executive Vice Presidents and certain Senior Vice Presidents) incorporated by reference to Exhibit (10.4) of the registrant’s Current Report on Form 8-K filed on March 7, 2007.

10.55
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

10.56
Form of Amendment No. 1 to the form of 2005 Performance Share Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004)(for Chief Executive Officer, Vice Chairmen, Executive Vice Presidents and certain Senior Vice Presidents) incorporated by reference to Exhibit (10.6) of the registrant’s Current Report on Form 8-K filed on March 7, 2007.

10.57
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

10.58
Form of Restricted Stock Unit Agreement under the Chubb Corporation Long-Term Stock Incentive Plan (2004)(for Chief Executive Officer and Vice Chairmen) incorporated by reference to Exhibit (10.8) of the registrant’s Current Report on Form 8-K filed on March 7, 2007.

10.59
Form of Restricted Stock Unit Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004)(for Executive Vice Presidents and certain Senior Vice Presidents) incorporated by reference to Exhibit (10.9) of the registrant’s Current Report on Form 8-K filed on March 7, 2007.

10.60
Form of Restricted Stock Unit Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004)(for recipients of restricted stock unit awards other than Chief Executive Officer, Vice Chairmen, Executive Vice Presidents and certain Senior Vice Presidents) incorporated by reference to Exhibit (10.10) of the registrant’s Current Report on Form 8-K filed on March 7, 2007.

10.61
Form of Performance Share Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan for Non-Employee Directors (2004) incorporated by reference to Exhibit (10.11) of the registrant’s Current Report on Form 8-K filed on March 7, 2007.

10.62
Form of Amendment No. 1 to the form of 2006 Performance Share Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan for Non-Employee Directors (2004) incorporated by reference to Exhibit (10.12) of the registrant’s Current Report on Form 8-K filed on March 7, 2007.

Exhibit
Number		Description
10.63
Form of Amendment No. 1 to the form of 2005 Performance Share Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan for Non-Employee Directors (2004) incorporated by reference to Exhibit (10.13) of the registrant’s Current Report on Form 8-K filed on March 7, 2007.

10.64
Form of Stock Unit Agreement under The Chubb Corporation Long-Term Stock Incentive Plan for Non-Employee Directors (2004) incorporated by reference to Exhibit (10.14) of the registrant’s Current Report on Form 8-K filed on March 7, 2007.

10.65		Schedule of 2008 Base Salaries for Named Executive Officers incorporated by reference to Exhibit (10.1) of the registrant’s Current Report on Form 8-K filed on March 17, 2008.
11.1		Computation of earnings per share included in Note (15) of the Notes to Consolidated Financial Statements.
12.1		Computation of ratio of consolidated earnings to fixed charges filed herewith.
21.1		Subsidiaries of the registrant filed herewith.
23.1		Consent of Independent Registered Public Accounting Firm filed herewith.
	—	Rule 13a-14(a)/15d-14(a) Certifications.
31.1		Certification by John D. Finnegan filed herewith.
31.2		Certification by Richard G. Spiro filed herewith.
	—	Section 1350 Certifications.
32.1		Certification by John D. Finnegan filed herewith.
32.2		Certification by Richard G. Spiro filed herewith.
	—	Other Exhibits
99.1		Statement regarding Securities and Exchange Commission and New York Stock Exchange Certifications filed herewith.