Form 10-Q
period 2009-03-31
CHUBB CORP
filed 2009-05-08
CIK 20171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   March 31, 2009
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
YES ☑ NO ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☐ NO ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     YES ☐ NO ☑
The number of shares of common stock outstanding as of March 31, 2009 was 352,112,106.

THE CHUBB CORPORATION
INDEX

Part I. FINANCIAL INFORMATION
Item 1 — Financial Statements
THE CHUBB CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31

	2009	2008
	(in millions)
Revenues
Premiums Earned	$2,826	$2,976
Investment Income	402	439
Other Revenues	3	6
Realized Investment Gains (Losses), Net	(266)	68

Total Revenues	2,965	3,489

Losses and Expenses
Losses and Loss Expenses	1,615	1,584
Amortization of Deferred Policy Acquisition Costs	728	774
Other Insurance Operating Costs and Expenses	103	116
Investment Expenses	9	9
Other Expenses	3	12
Corporate Expenses	77	65

Total Losses and Expenses	2,535	2,560

Income Before Federal and Foreign Income Tax	430	929
Federal and Foreign Income Tax	89	265

Net Income	$341	$664

Net Income Per Share

Basic	$.96	$1.80
Diluted	.95	1.77

Dividends Declared Per Share	.35	.33
See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
CONSOLIDATED BALANCE SHEETS

	Mar. 31,	Dec. 31,
	2009	2008
	(in millions)
Assets

Invested Assets
Short Term Investments	$2,558	$2,478
Fixed Maturities
Tax Exempt (cost $18,378 and $18,299)	18,804	18,345
Taxable (cost $14,640 and $14,592)	14,634	14,410
Equity Securities (cost $1,477 and $1,563)	1,340	1,479
Other Invested Assets	1,795	2,026

TOTAL INVESTED ASSETS	39,131	38,738

Cash	56	56
Accrued Investment Income	429	435
Premiums Receivable	2,103	2,201
Reinsurance Recoverable on Unpaid Losses and Loss Expenses	2,156	2,212
Prepaid Reinsurance Premiums	368	373
Deferred Policy Acquisition Costs	1,530	1,532
Deferred Income Tax	1,024	1,144
Goodwill	467	467
Other Assets	1,308	1,271

TOTAL ASSETS	$48,572	$48,429

Liabilities

Unpaid Losses and Loss Expenses	$22,228	$22,367
Unearned Premiums	6,207	6,367
Long Term Debt	3,975	3,975
Dividend Payable to Shareholders	124	118
Accrued Expenses and Other Liabilities	2,234	2,170

TOTAL LIABILITIES	34,768	34,997

Contingent Liabilities (Note 6)

Shareholders’ Equity

Common Stock — $1 Par Value; 371,980,710 Shares	372	372
Paid-In Surplus	178	253
Retained Earnings	14,726	14,509
Accumulated Other Comprehensive Loss	(512)	(735)
Treasury Stock, at Cost — 19,868,604 and 19,726,097 Shares	(960)	(967)

TOTAL SHAREHOLDERS’ EQUITY	13,804	13,432

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$48,572	$48,429

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31

	2009	2008
	(in millions)

Net Income	$341	$664

Other Comprehensive Income (Loss), Net of Tax
Change in Unrealized Appreciation or Depreciation of Investments	327	(148)
Foreign Currency Translation Gains (Losses)	(113)	61
Amortization of Net Loss and Prior Service Cost Included in Net Postretirement Benefit Costs	9	5

	223	(82)

Comprehensive Income	$564	$582

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31

	2009	2008
	(in millions)

Cash Flows from Operating Activities
Net Income	$341	$664
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Increase in Unpaid Losses and Loss Expenses, Net	106	168
Decrease in Unearned Premiums, Net	(83)	(40)
Decrease in Premiums Receivable	98	23
Amortization of Premiums and Discounts on Fixed Maturities	47	55
Depreciation	15	15
Realized Investment Losses (Gains), Net	266	(68)
Other, Net	(240)	(110)

Net Cash Provided by Operating Activities	550	707

Cash Flows from Investing Activities
Proceeds from Fixed Maturities
Sales	855	644
Maturities, Calls and Redemptions	610	594
Proceeds from Sales of Equity Securities	46	64
Purchases of Fixed Maturities	(1,958)	(1,302)
Purchases of Equity Securities	—	(32)
Investments in Other Invested Assets, Net	(22)	21
Increase in Short Term Investments, Net	(104)	(23)
Increase (Decrease) in Net Payable from Security Transactions Not Settled	214	(22)
Purchases of Property and Equipment, Net	(12)	(11)
Other, Net	4	—

Net Cash Used in Investing Activities	(367)	(67)

Cash Flows from Financing Activities
Proceeds from Issuance of Common Stock Under Stock-Based Employee Compensation Plans	14	42
Repurchase of Shares	(77)	(595)
Dividends Paid to Shareholders	(118)	(110)
Other, Net	(2)	(1)

Net Cash Used in Financing Activities	(183)	(664)

Net Decrease in Cash	—	(24)

Cash at Beginning of Year	56	49

Cash at End of Period	$56	$25

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1) General
     The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and include the accounts of The Chubb Corporation (Chubb) and its subsidiaries (collectively, the Corporation). Significant intercompany transactions have been eliminated in consolidation.
     The amounts included in this report are unaudited but include those adjustments, consisting of normal recurring items, that management considers necessary for a fair presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Notes to Consolidated Financial Statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.
2) Adoption of New Accounting Pronouncements
     Effective January 1, 2009, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 163, Accounting for Financial Guarantee Insurance Contracts, an Interpretation of FASB Statement No. 60. SFAS No. 163, issued by the Financial Accounting Standards Board (FASB), clarifies how SFAS No. 60 applies to financial guarantee insurance contracts. The adoption of SFAS No. 163 did not have a significant effect on the Corporation’s financial position or results of operations.
     Effective January 1, 2009, the Corporation adopted FASB Staff Position (FSP) EITF 03-06-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting in computing earnings per share. The adoption of FSP 03-06-1 did not have a significant effect on the Corporation’s earnings per share.
3) Accounting Pronouncements Not Yet Adopted
     In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for the Corporation for the quarterly reporting period ending June 30, 2009. The adoption of the FSP is not expected to have a significant effect on the Corporation’s financial position or results of operations.

     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP modifies the guidance on the recognition of other-than-temporary impairments of debt securities. Under the guidance, an entity is required to recognize an other-than-temporary impairment when the entity concludes it will not recover the entire cost basis of an impaired debt security, or when it has the intent to sell or it is more likely than not the entity will be required to sell an impaired debt security before the security recovers to its amortized cost value. The FSP also changes the presentation and disclosure in the financial statements of other-than-temporary impairments of both debt and equity securities. Under the guidance, the portion of an other-than-temporary impairment that represents the credit loss on a debt security will be included in net income while the amount that relates to all other factors will be included in accumulated other comprehensive income. The FSP is effective for the Corporation for the quarterly reporting period ending June 30, 2009. The adoption of the FSP is not expected to have a significant effect on the Corporation’s financial position or results of operations.
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
     Fair values of fixed maturities and equity securities are determined using valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Fair values are generally measured using quoted prices in active markets for identical securities or other inputs, such as quoted prices for similar securities, that are observable, either directly or indirectly. In those instances where observable inputs are not available, fair values are measured using unobservable inputs. Unobservable inputs reflect the Corporation’s own assumptions about the assumptions that market participants would use in pricing the security and are developed based on the best information available in the circumstances. Fair value estimates derived from unobservable inputs are significantly affected by the assumptions used, including the discount rates and the estimated amounts and timing of future cash flows. The derived fair value estimates cannot be substantiated by comparison to independent markets and are not necessarily indicative of the amounts that would be realized in a current market exchange.
     The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:
Level 1 — Unadjusted quoted prices in active markets for identical assets.

Level 2 — Other inputs that are observable for the asset, either directly or indirectly.

Level 3 — Inputs that are unobservable.

     The fair value of fixed maturities and equity securities at March 31, 2009 categorized based upon the lowest level of input that was significant to the fair value measurement was as follows:

	Level 1	Level 2	Level 3	Total
	(in millions)

Fixed maturities	$—	$33,218	$220	$33,438

Equity securities	1,136	—	204	1,340
     The change in unrealized appreciation or depreciation of fixed maturities and equity securities was as follows:

	Three Months Ended
	March 31
	2009	2008
	(in millions)

Change in unrealized appreciation or depreciation of fixed maturities	$556	$46
Change in unrealized appreciation or depreciation of equity securities	(53)	(274)

	503	(228)

Deferred income tax (credit)	176	(80)

Change in unrealized appreciation or depreciation of investments, net	$327	$(148)

5) Segments Information
     The principal business of the Corporation is the sale of property and casualty insurance. The profitability of the property and casualty insurance business depends on the results of both underwriting operations and investments, which are viewed as two distinct operations. The underwriting operations are managed and evaluated separately from the investment function.
     The property and casualty insurance subsidiaries (P&C Group) underwrite most lines of property and casualty insurance. Underwriting operations consist of four separate business units: personal insurance, commercial insurance, specialty insurance and reinsurance assumed. The personal segment targets the personal insurance market. The personal classes include automobile, homeowners and other personal coverages. The commercial segment includes those classes of business that are generally available in broad markets and are of a more commodity nature. Commercial classes include multiple peril, casualty, workers’ compensation and property and marine. The specialty segment includes those classes of business that are available in more limited markets since they require specialized underwriting and claim settlement. Specialty classes include professional liability coverages and surety. The reinsurance assumed business is effectively in run-off following the sale, in 2005, of the ongoing business to a Bermuda-based reinsurance company, Harbor Point Limited.
     Corporate and other includes investment income earned on corporate invested assets, corporate expenses and the results of the Corporation’s non-insurance subsidiaries.

     Revenues and income before income tax of the operating segments were as follows:

	Three Months Ended
	March 31
	2009	2008
	(in millions)

Revenues
Property and casualty insurance
Premiums earned
Personal insurance	$907	$940
Commercial insurance	1,198	1,266
Specialty insurance	701	750

Total insurance	2,806	2,956

Reinsurance assumed	20	20

	2,826	2,976

Investment income	386	418

Other revenues	—	3

Total property and casualty insurance	3,212	3,397

Corporate and other	19	24
Realized investment gains (losses), net	(266)	68

Total revenues	$2,965	$3,489

Income (loss) before income tax
Property and casualty insurance
Underwriting
Personal insurance	$112	$164
Commercial insurance	98	138
Specialty insurance	125	177

Total insurance	335	479

Reinsurance assumed	25	10

	360	489

Increase in deferred policy acquisition costs	16	13

Underwriting income	376	502

Investment income	379	410

Other income	4	3

Total property and casualty insurance	759	915

Corporate and other loss	(63)	(54)
Realized investment gains (losses), net	(266)	68

Total income before income tax	$430	$929

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

     Chubb and certain of its subsidiaries also have been named as defendants in the following other putative class actions that are similar to the In re Insurance Brokerage Antitrust Litigation:
     An action was filed in December 2005 in the U.S. District Court for the District of New Jersey and was assigned to the judge who is presiding over the In re Insurance Brokerage Antitrust Litigation. The complaint in this matter was never served on Chubb or its subsidiaries, and the case was terminated by the court on March 10, 2009.
     An action was filed in April 2006 in the U.S. District Court for the Northern District of Georgia and subsequently was transferred by the Judicial Panel on Multidistrict Litigation to the U.S. District Court for the District of New Jersey for consolidation with the In re Insurance Brokerage Antitrust Litigation. This action currently is stayed.
     An action was filed in May 2007 in the U.S. District Court for the District of New Jersey and consolidated with the In re Insurance Brokerage Antitrust Litigation. This action currently is stayed.
     An action was filed in October 2007 in the U.S. District Court for the Northern District of Georgia and subsequently was transferred by the Judicial Panel on Multidistrict Litigation to the U.S. District Court for the District of New Jersey for consolidation with the In re Insurance Brokerage Antitrust Litigation. This action currently is stayed.
     On August 24, 2007, Chubb and certain of its subsidiaries were named as defendants in an action filed by the Ohio Attorney General against several insurers and one broker. This action alleges violations of Ohio’s antitrust laws. In July 2008, the court denied the Corporation’s and the other defendants’ motions to dismiss the Attorney General’s complaint. In August 2008, Chubb and its subsidiaries and the other defendants filed answers to the complaint and discovery is proceeding.
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

7) Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31
	2009	2008
	(in millions, except
	per share amounts)
Basic earnings per share:
Net income	$341	$664

Weighted average shares outstanding	355.3	369.9

Basic earnings per share	$.96	$1.80

Diluted earnings per share:
Net income	$341	$664

Weighted average shares outstanding	355.3	369.9
Additional shares from assumed exercise of stock-based compensation awards	3.0	5.9

Weighted average shares and potential shares assumed outstanding for computing diluted earnings per share	358.3	375.8

Diluted earnings per share	$.95	$1.77

Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations
          Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition of the Corporation as of March 31, 2009 compared with December 31, 2008 and the results of operations for the quarters ended March 31, 2009 and 2008. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes contained in this report and the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.
Cautionary Statement Regarding Forward-Looking Information
          Certain statements in this document are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 (PSLRA). These forward-looking statements are made pursuant to the safe harbor provisions of the PSLRA and include statements regarding our loss reserve and reinsurance recoverable estimates; changes to our ceded reinsurance program, including its cost and terms; property and casualty insurance market conditions, including rates and policy terms and conditions; the continuation of the weak economy; changes in the value of our limited partnership investments; securities in our investment portfolio that may become other-than-temporarily impaired; the impact of the adoption of new accounting pronouncements issued by the Financial Accounting Standards Board; the repurchase of common stock under our share repurchase program; the impact of a downgrade of our credit ratings; and our capital adequacy and funding of liquidity needs. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. These statements are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties, which include, among others, those discussed or identified from time to time in our public filings with the Securities and Exchange Commission and those associated with:
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
Critical Accounting Estimates and Judgments
          The consolidated financial statements include amounts based on informed estimates and judgments of management for transactions that are not yet complete. Such estimates and judgments affect the reported amounts in the financial statements. Those estimates and judgments that were most critical to the preparation of the financial statements involved the determination of loss reserves and the recoverability of related reinsurance recoverables and the evaluation of whether a decline in value of any investment is temporary or other-than-temporary. These estimates and judgments, which are discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008 as supplemented within the following analysis of our results of operations, require the use of assumptions about matters that are highly uncertain and therefore are subject to change as facts and circumstances develop. If different estimates and judgments had been applied, materially different amounts might have been reported in the financial statements.

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
•	Net income was $341 million in the first quarter of 2009 compared with $664 million in the same period of 2008. The lower net income in 2009 was due primarily to two factors. First, we had significant realized investment losses in 2009 compared with realized investment gains in 2008. Second, underwriting income in our property and casualty insurance business, while still substantial, was lower in 2009 compared with 2008.

•	Underwriting results were highly profitable in the first quarter of both 2009 and 2008, but more so in 2008. Our combined loss and expense ratio was 88.1% in the first quarter of 2009 and 83.9% in the comparable period in 2008. The less profitable results in 2009 were due in large part to the cumulative impact of rate reductions experienced in our commercial and professional liability classes over the past several years as well as a lower amount of favorable prior year loss development.

•	During the first quarter of 2009, we estimate that we experienced overall favorable development of about $130 million on loss reserves established as of the previous year end, primarily in the professional liability and commercial property classes. During the first quarter of 2008, we estimate that we experienced overall favorable development of about $215 million, primarily in the professional liability, homeowners and commercial property classes.

•	Total net premiums written decreased by 7% in the first quarter of 2009 compared with the same period in 2008, largely attributable to the impact of currency fluctuation on business written outside the United States due to the strength of the U.S. dollar in the first quarter of 2009 compared to the first quarter of 2008. The general downturn in the economy also contributed to the decline in premiums in 2009. We have continued our emphasis on underwriting discipline in a market environment that remains competitive.

•	Property and casualty investment income after tax decreased 6% in the first quarter of 2009. The decline was due primarily to the effects of currency fluctuation on income from our non-U.S. investments as well as lower yields, especially on short term investments. For more information on this non-GAAP financial measure, see “Property and Casualty Insurance — Investment Results.”

•	Net realized investment losses before taxes were $266 million in the first quarter of 2009 compared with net realized gains before taxes of $68 million in the first quarter of 2008. The net realized losses in 2009 were primarily attributable to losses from investments in limited partnerships, which are reported on a quarter lag. The net realized gains in 2008 were primarily attributable to gains from investments in limited partnerships.

          A summary of our consolidated net income is as follows:

	Quarter Ended March 31
	2009	2008
	(in millions)
Property and Casualty Insurance	$759	$915
Corporate and Other	(63)	(54)
Realized Investment Gains (Losses)	(266)	68

Consolidated Income Before Income Tax	430	929
Federal and Foreign Income Tax	89	265

Consolidated Net Income	$341	$664

Property and Casualty Insurance
          A summary of the results of operations of our property and casualty insurance business is as follows:

	Quarter Ended March 31
	2009	2008
	(in millions)
Underwriting
Net Premiums Written	$2,743	$2,936
Decrease in Unearned Premiums	83	40

Premiums Earned	2,826	2,976

Losses and Loss Expenses	1,615	1,584
Operating Costs and Expenses	843	894
Increase in Deferred Policy Acquisition Costs	(16)	(13)
Dividends to Policyholders	8	9

Underwriting Income	376	502

Investments
Investment Income Before Expenses	386	418
Investment Expenses	7	8

Investment Income	379	410

Other Income	4	3

Property and Casualty Income Before Tax	$759	$915

Property and Casualty Investment Income After Tax	$306	$327

          Property and casualty income before tax was lower in the first quarter of 2009 compared to the same period in 2008. The lower income in 2009 was attributable to a decrease in underwriting income, and to a lesser extent, lower investment income. The decrease in underwriting income in 2009 was due in large part to the cumulative impact of rate reductions experienced in our commercial and professional liability classes over the past several years as well as a lower amount of favorable prior year loss development. The decrease in investment income in 2009 was due to the effects of currency fluctuation on income from our non-U.S. investments as well as lower yields, especially on short term investments.

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
     Net Premiums Written
          Net premiums written were $2.7 billion in the first quarter of 2009, compared with $2.9 billion in the same period of 2008.
          Net premiums written by business unit were as follows:

	Quarter Ended March 31		% Increase
	2009	2008	(Decrease)
	(in millions)
Personal insurance	$843	$877	(4)%
Commercial insurance	1,260	1,340	(6)
Specialty insurance	630	703	(10)

Total insurance	2,733	2,920	(6)
Reinsurance assumed	10	16	(38)

Total	$2,743	$2,936	(7)

          Net premiums written decreased by 7% in the first quarter of 2009 compared with the comparable period in 2008. The decrease was primarily due to the impact of currency fluctuation on business written outside the United States due to the strengthening of the U.S. dollar that began in the latter part of 2008. The general downturn in the economy also contributed to the decline in premiums in 2009.
          During the first quarter of 2009, we continued our emphasis on underwriting discipline in a competitive market. Overall, renewal rates in the U.S. commercial and professional liability businesses increased slightly in the first quarter of 2009, following several years of decline. We continued to retain a high percentage of our existing customers and to renew those accounts at what we believe are acceptable rates relative to the risks. We have seen some additional opportunities to write new business due to the market disruption that began in the second half of 2008 as a result of the broader issues in the financial markets and the economies of the United States and other countries. However, the positive effect of these new opportunities has been offset by the decrease in demand for insurance caused by the general downturn in the economy that has continued in 2009.

     Reinsurance Ceded
     Our premiums written are net of amounts ceded to reinsurers who assume a portion of the risk under the insurance policies we write that are subject to reinsurance.
     Reinsurance rates for property risks have increased somewhat in 2009. Capacity restrictions continued in some segments of the marketplace.
     The most significant component of our ceded reinsurance program is property reinsurance of which we purchase two coverages: catastrophe and property per risk. We renewed our major traditional property catastrophe treaties and our commercial property per risk treaty in April 2009.
     For the United States and Canada, we refer to our traditional catastrophe reinsurance treaty as the North American catastrophe treaty. In recent years, we have reduced the amount of reinsurance purchased under this treaty and replaced it with multi-year, collateralized reinsurance coverage funded through the issuance of securitized risk linked securities, known as catastrophe bonds.
     In 2009, we modified the structure of our North American catastrophe treaty. For the 2009 treaty, our initial retention is $500 million per occurrence. We did not renew the coverage for 45% of covered losses between $350 million and $500 million we had under the 2008 treaty. We also converted a northeastern United States-only layer into a layer that covers all of the United States and Canada. The overall impact of these changes was to slightly reduce the maximum amount that we can recover per occurrence under the North American catastrophe treaty.
     For United States and Canadian exposures, the North American catastrophe treaty and catastrophe bond coverage purchased in 2008 collectively provide coverage of approximately 72% of losses (net of recoveries from other available reinsurance) between $500 million and $1.15 billion and 60% of losses between $1.15 billion and $1.65 billion.
     The first of the catastrophe bond coverages, which we purchased in 2007, is a $250 million, four-year reinsurance arrangement that provides coverage for homeowners-related hurricane losses in the northeastern part of the United States, where we have our greatest concentration of catastrophe exposure. The second of the catastrophe bond coverages, which we purchased in 2008, is a $200 million, three-year reinsurance arrangement that provides coverage for homeowners and commercial exposures. A portion of this coverage is limited to loss events in the northeastern part of the United States and the remainder provides coverage for losses occurring anywhere in the continental United States or Canada. Our third catastrophe bond coverage, which we purchased in 2009, is a $150 million, three-year reinsurance arrangement that provides coverage for homeowners-related hurricane losses in Florida.
     For events in the northeastern part of the United States, we have additional reinsurance that covers approximately 35% of losses (net of recoveries from other available reinsurance) between $1.15 billion and $2.05 billion. This coverage is provided through a combination of our North American catastrophe reinsurance treaty and the catastrophe bond coverage that we purchased in 2008. Additionally, the catastrophe bond coverage purchased in 2007 provides coverage for approximately 30% of homeowners-related hurricane losses between $1.45 billion and $2.25 billion.

     In addition to the United States and Canadian coverages described above, for hurricane events in Florida, we have a combination of reinsurance coverages. We have reinsurance from the Florida Hurricane Catastrophe Fund (FHCF), which is a state-mandated fund designed to reimburse insurers for a portion of their residential catastrophic hurricane losses. Our participation in this program limits our initial retention in Florida for homeowners-related losses to approximately $185 million and provides coverage of 90% of covered losses between $185 million and $685 million. This treaty renews June 1, 2009 and our retention and coverage limits will be modified based on our updated exposure data. We currently expect to purchase the state-mandated coverage in amounts similar to our current coverage. Additionally, the 2009 catastrophe bond provides coverage of 50% of homeowners-related hurricane losses between $850 million and $1,150 million.
     For any catastrophe losses, we are subject to certain coinsurance requirements that affect the interaction of some elements of our catastrophe reinsurance program.
     Our property catastrophe treaty for events outside the United States was renewed with only modest changes in coverage. We increased both our initial retention and the reinsurance coverage in the top layer of the treaty by $25 million and increased our participation in the program. The treaty now provides coverage of approximately 75% of losses (net of recoveries from other available reinsurance) between $100 million and $350 million.
     Our commercial property per risk treaty was renewed with no significant changes in coverage. This treaty provides approximately $560 million of coverage per risk in excess of our $25 million retention.
     Our property reinsurance treaties generally contain terrorism exclusions for acts perpetrated by foreign terrorists, and for nuclear, biological, chemical and radiological loss causes whether such acts are perpetrated by foreign or domestic terrorists.
     We expect that the overall cost of our property reinsurance program in 2009 will be modestly higher than that in 2008. We do not expect the changes we made to our reinsurance program during 2009 to have a material effect on the Corporation’s results of operations, financial condition or liquidity.
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

          Underwriting results were highly profitable in the first quarter of 2009 and 2008, but more so in 2008. The combined loss and expense ratio for our overall property and casualty business was as follows:

	Quarter Ended March 31
	2009	2008
Loss ratio	57.3%	53.4%
Expense ratio	30.8	30.5

Combined ratio	88.1%	83.9%

          The loss ratio was higher in the first quarter of 2009 compared with the same period in 2008. The relatively low loss ratio in both years reflects the favorable loss experience which we believe resulted from our disciplined underwriting in recent years as well as relatively mild loss trends in certain classes of business. The higher loss ratio in the first quarter of 2009 compared with the first quarter of 2008 was due to the cumulative impact of rate reductions experienced in our commercial and professional liability classes over the past several years as well as a lower amount of favorable prior year loss development.
          Catastrophe losses were $26 million in the first quarter of 2009, which represented 0.9 of a percentage point of the combined loss and expense ratio, compared with $54 million, or 1.8 percentage points, in the same period in 2008.
          The expense ratio was slightly higher in the first quarter of 2009 compared with the same period in 2008, due primarily to an increase in the commission ratio. The increase was due to premium growth outside the United States in countries where commission rates are higher than in the United States as well as modestly higher commission rates in the United States in certain classes of business.
     Review of Underwriting Results by Business Unit
     Personal Insurance
          Net premiums written from personal insurance, which represented 31% of our premiums written in the first quarter of 2009, decreased by 4% in the first quarter of 2009 compared with the same period in 2008 due to the impact of currency fluctuation on business written outside the U.S. Excluding the impact of currency fluctuation, premiums from personal insurance increased slightly. Net premiums written for the classes of business within the personal insurance segment were as follows:

	Quarter Ended March 31		% Increase
	2009	2008	(Decrease)
	(in millions)
Automobile	$131	$142	(8)%
Homeowners	514	539	(5)
Other	198	196	1

Total personal	$843	$877	(4)

          Personal automobile premiums decreased in the first quarter of 2009 due to a highly competitive U.S. marketplace as well as the impact of currency fluctuation on business written outside the United States. Premium growth in our homeowners business was constrained by the downturn in the economy, which resulted in a slowdown in construction of new homes as well as lower demand for jewelry and fine arts endorsements. The in-force policy count for this class decreased slightly during the first quarter of 2009. Our other personal business includes insurance for excess liability, yacht and accident and health coverages. Growth in our accident and health business in the U.S. in the first quarter of 2009, due primarily to a select initiative, was substantially offset by the effect of currency fluctuation in the non-U.S. component.
          Our personal insurance business produced highly profitable underwriting results in the first quarter of both 2009 and 2008, but more so in 2008. The combined loss and expense ratios for the classes of business within the personal insurance segment were as follows:

	Quarter Ended March 31
	2009	2008

Automobile	89.8%	93.1%
Homeowners	88.2	80.1
Other	97.4	93.9
Total personal	90.0	84.8
          Our personal automobile business produced modestly more profitable results in the first quarter of 2009 compared with the same period in 2008.
          Homeowners results were highly profitable in the first quarter of 2009 and 2008, but more so in 2008. The less profitable results in 2009 were largely attributable to a higher impact from non-catastrophe freeze and other winter related losses. The impact of catastrophe losses was modest in the first quarter of 2009 and 2008, with such losses representing 2.4 percentage points of the combined ratio for this class in the first quarter of 2009 compared with 2.6 percentage points in the same period of 2008.
          Other personal results were less profitable in the first quarter of 2009 compared with the same period in 2008, due primarily to deterioration in our accident and health business. Our accident and health business produced near breakeven results in the first quarter of 2009 compared with highly profitable results in the same period of 2008. The deterioration in our accident and health business was partially offset by improved results in our excess liability business, which produced highly profitable results in the first quarter of 2009 compared with modestly unprofitable results in the same period in 2008.

     Commercial Insurance
          Net premiums written from commercial insurance, which represented 46% of our premiums written in the first quarter of 2009, decreased by 6% in the first quarter of 2009 compared with the same period a year ago. Net premiums written for the classes of business within the commercial insurance segment were as follows:

	Quarter Ended March 31		% Increase
	2009	2008	(Decrease)
	(in millions)

Multiple Peril	$269	$295	(9)%
Casualty	409	460	(11)
Workers’ compensation	236	248	(5)
Property and marine	346	337	3

Total commercial	$1,260	$1,340	(6)

          The decrease in premiums in our commercial insurance business in the first quarter of 2009 was largely attributable to the impact of currency fluctuation on business written outside the United States as well as the adverse effects of the economic downturn. Overall, renewal rates were up slightly in the first quarter of 2009. Retention levels of our existing customers remained strong, similar to those in the first quarter of 2008. However, new business volume in the first quarter of 2009 was down from 2008 levels. While new business opportunities have presented themselves due to the dislocation in the insurance markets caused by the impact of the financial market crisis on some of our competitors, the impact of these opportunities has been offset by a general reduction in insurance demand due to the effects of the economic downturn. We have continued to maintain our underwriting discipline in this competitive market, renewing business and writing new business only where we believe we are securing acceptable rates and appropriate terms and conditions for the exposures. We expect these market conditions to continue for the remainder of this year.
          Our commercial insurance business produced highly profitable underwriting results in the first quarter of both 2009 and 2008, but more so in 2008. The combined loss and expense ratios for the classes of business within the commercial insurance segment were as follows:

	Quarter Ended March 31
	2009	2008

Multiple peril	85.7%	78.4%
Casualty	102.7	92.4
Workers compensation	87.7	82.9
Property and marine	80.9	93.1
Total commercial	90.2	87.2
          Results in both years benefited from disciplined risk selection and appropriate policy terms and conditions in recent years. The higher loss ratio in 2009 was due to the cumulative impact of rate reductions experienced over the past several years as well as a lower amount of favorable prior year loss development.

          Multiple peril results were highly profitable in the first quarter of both 2009 and 2008, but more so in 2008. Results in both periods benefited from very favorable loss experience, particularly in the property component of this business in 2008. The impact of catastrophe losses was modest in both years, representing 2.0 and 2.8 percentage points of the combined ratio for this class in the first quarter of 2009 and 2008, respectively.
          Our casualty business produced modestly unprofitable results in the first quarter of 2009 compared with profitable results in the comparable period in 2008. The deterioration was in the excess liability component of this business which produced unprofitable results in the first quarter of 2009 compared with profitable results in the comparable period in 2008. Excess liability results in the first quarter of 2009 were impacted by adverse prior accident year development, primarily due to one large loss, whereas results in the same period of 2008 benefited from favorable prior year loss development. The automobile and primary liability components of this business were highly profitable in both periods. Casualty results in the first quarter of both years were adversely affected by incurred losses related to toxic waste claims, representing 5.0 and 3.2 percentage points of the combined ratio in 2009 and 2008, respectively.
          Workers’ compensation results were highly profitable in the first quarter of 2009 and 2008. Results in both periods benefited from our disciplined risk selection during the past several years. The less profitable results in 2009 were due in large part to lower earned premiums, the result of rate reductions associated with state reforms and increased competition.
          Property and marine results were highly profitable in the first quarter of 2009 compared with profitable results in the same period in 2008. The more profitable results in 2009 were due primarily to lower catastrophe losses. Catastrophe losses represented 0.3 of a percentage point of the combined ratio for this class in the first quarter of 2009 compared with 8.1 percentage points in the same period of 2008.
     Specialty Insurance
          Net premiums written from specialty insurance, which represented 23% of our premiums written in the first quarter of 2009, decreased by 10% in the first quarter of 2009 compared with the same period a year ago. Net premiums written for the classes of business within the specialty insurance segment were as follows:

	Quarter Ended March 31		% Increase
	2009	2008	(Decrease)
	(in millions)

Professional liability	$553	$604	(8)%
Surety	77	99	(22)

Total specialty	$630	$703	(10)

          The decrease in net premiums written in our professional liability business in the first quarter of 2009 was due to several factors. About half of the decrease was due to the impact of currency fluctuation on business written outside the U.S. The remainder of the decrease was due mostly to lower retention levels, reduced purchases of certain coverages and reduced new business volume in the U.S. compared to the same period in 2008. Renewal rates in the U.S. increased slightly overall, after several years of decline. While we have had new business opportunities as a result of the market dislocation in the insurance industry, this was offset by the decrease in the demand for insurance resulting from the general economic downturn. We have continued our focus on underwriting discipline, obtaining what we believe are acceptable rates and appropriate terms and conditions on both new business and renewals.
          The significant decrease in net premiums written for our surety business in the first quarter of 2009 was due primarily to the effects of the weaker economy, a trend that we expect will continue as the year progresses. However, several large bonds were written in the first quarter of 2008.
          Our specialty insurance business produced highly profitable underwriting results in the first quarter of 2009 and 2008. The combined loss and expense ratios for the classes of business within the specialty insurance segment were as follows:

	Quarter Ended March 31
	2009	2008

Professional liability	91.3%	83.7%
Surety	38.3	30.8
Total specialty	85.1	78.1
          Our professional liability business produced highly profitable results in the first quarter of 2009 and 2008, but more so in 2008. Results in both periods were particularly profitable in the fidelity, employment practices liability and fiduciary liability classes. Results were less profitable in the first quarter of 2009 compared with the same period in 2008 due mainly to a lower amount of favorable prior year loss development. The favorable development in the first quarter of both years was driven by continued positive loss trends related to accident years 2006 and prior. These trends were largely the result of a favorable business climate, lower policy limits and better terms and conditions. The expected combined ratio for the current accident year in our professional liability business is slightly above breakeven, due in part to the uncertainty surrounding the ongoing crisis in the financial markets.
          Surety results were highly profitable in the first quarter of both 2009 and 2008. Our surety business tends to be characterized by infrequent but potentially severe losses.
     Reinsurance Assumed
          Net premiums written from our reinsurance assumed business, which is in runoff, were not significant in the first quarter of 2009 or 2008.
          Reinsurance assumed results were profitable in the first quarter of 2009 and 2008. Results in the first quarter of both years benefited from favorable prior year loss development.

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

          Our gross case and incurred but not reported (IBNR) loss reserves and related reinsurance recoverable by class of business were as follows:

					Net
	Gross Loss Reserves			Reinsurance	Loss
March 31, 2009	Case	IBNR	Total	Recoverable	Reserves
			(in millions)

Personal insurance
Automobile	$210	$187	$397	$14	$383
Homeowners	402	301	703	26	677
Other	364	632	996	175	821

Total personal	976	1,120	2,096	215	1,881

Commercial insurance
Multiple peril	558	1,042	1,600	31	1,569
Casualty	1,462	4,634	6,096	383	5,713
Workers’ compensation	838	1,402	2,240	222	2,018
Property and marine	841	439	1,280	491	789

Total commercial	3,699	7,517	11,216	1,127	10,089

Specialty insurance
Professional liability	1,607	5,991	7,598	432	7,166
Surety	21	49	70	8	62

Total specialty	1,628	6,040	7,668	440	7,228

Total insurance	6,303	14,677	20,980	1,782	19,198

Reinsurance assumed	348	900	1,248	374	874

Total	$6,651	$15,577	$22,228	$2,156	$20,072

					Net
	Gross Loss Reserves			Reinsurance	Loss
December 31, 2008	Case	IBNR	Total	Recoverable	Reserves
			(in millions)

Personal insurance
Automobile	$210	$195	$405	$14	$391
Homeowners	434	310	744	29	715
Other	382	608	990	175	815

Total personal	1,026	1,113	2,139	218	1,921

Commercial insurance
Multiple peril	589	1,034	1,623	37	1,586
Casualty	1,431	4,621	6,052	392	5,660
Workers’ compensation	832	1,377	2,209	227	1,982
Property and marine	889	449	1,338	499	839

Total commercial	3,741	7,481	11,222	1,155	10,067

Specialty insurance
Professional liability	1,690	5,959	7,649	474	7,175
Surety	28	51	79	11	68

Total specialty	1,718	6,010	7,728	485	7,243

Total insurance	6,485	14,604	21,089	1,858	19,231

Reinsurance assumed	370	908	1,278	354	924

Total	$6,855	$15,512	$22,367	$2,212	$20,155

          Loss reserves, net of reinsurance recoverable, decreased by $83 million during the first quarter of 2009. Loss reserves related to our insurance business decreased by $33 million, which reflected a decrease of approximately $190 million related to currency fluctuation due to the strength of the U.S. dollar. Loss reserves related to our reinsurance assumed business, which is in runoff, decreased by $50 million.
          Gross case reserves related to our insurance business decreased by $182 million during the first quarter of 2009, largely due to currency effects and to settlements related to previously existing case reserves, particularly in the professional liability classes and, to a lesser extent, in the personal and commercial property classes related to catastrophes.
          In establishing the loss reserves of our property and casualty subsidiaries, we consider facts currently known and the present state of the law and coverage litigation. Based on all information currently available, we believe that the aggregate loss reserves at March 31, 2009 were adequate to cover claims for losses that had occurred as of that date, including both those known to us and those yet to be reported. However, as discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008, there are significant uncertainties inherent in the loss reserving process. It is therefore possible that management’s estimate of the ultimate liability for losses that had occurred as of March 31, 2009 may change, which could have a material effect on the Corporation’s results of operations and financial condition.
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
          We estimate that we experienced overall favorable prior year development of about $130 million during the first quarter of 2009 compared with favorable prior year development of about $215 million in the comparable period of 2008.
          The favorable development in the first quarter of 2009 was primarily in the professional liability classes, due to the continued favorable loss trends related to accident years 2004 through 2006, and in the commercial property classes, largely related to the 2008 accident year. The favorable development in the first quarter of 2008 was primarily in the professional liability classes, due to the favorable loss trends related to accident years 2005 and prior, and in the homeowners and commercial property classes, largely related to the 2007 accident year.
     Investment Results
          Property and casualty investment income before taxes decreased by 8% in the first quarter of 2009 compared with the same period in 2008. About half of this decline was related to currency fluctuation on income from our non-U.S. investments. The decrease in investment income was also due to lower yields, especially on short term investments. Average invested assets of the property and casualty subsidiaries increased only slightly in the first quarter of 2009 compared with the same period in 2008 as a result of substantial dividend distributions made by the property and casualty subsidiaries to Chubb during 2008.

          The effective tax rate on investment income was 19.3% in the first quarter of 2009 compared with 20.2% in the same period of 2008. The effective tax rate fluctuates as a result of holding a different proportion of our investment portfolio in tax exempt securities during different periods.
          On an after-tax basis, property and casualty investment income decreased by 6% in the first quarter of 2009. The after-tax annualized yield on the investment portfolio that supports the property and casualty insurance business was 3.41% and 3.50% in the first quarter of 2009 and 2008, respectively. Management uses property and casualty investment income after tax, a non-GAAP financial measure, to evaluate its investment performance because it reflects the impact of any change in the proportion of the investment portfolio invested in tax exempt securities and is therefore more meaningful for analysis purposes than investment income before income tax.
Corporate and Other
          Corporate and other comprises investment income earned on corporate invested assets, interest expense and other expenses not allocated to our operating subsidiaries and the results of our non-insurance subsidiaries.
          Corporate and other produced a loss before taxes of $63 million in the first quarter of 2009 compared with a loss of $54 million in the first quarter of 2008. The higher loss in 2009 was due primarily to higher interest expense and lower investment income. The higher interest expense was the result of the issuance of additional debt during the first half of 2008, the proceeds of which were used to repurchase shares of Chubb’s common stock.
Realized Investment Gains and Losses
          Net realized investment gains and losses were as follows:

	Quarter Ended March 31
	2009	2008
	(in millions)
Net realized gains (losses)
Equity securities	$11	$19
Fixed maturities	30	4
Other invested assets	(248)	70

	(207)	93

Other-than-temporary impairment losses
Equity securities	(51)	(25)
Fixed maturities	(8)	—

	(59)	(25)

Realized investment gains (losses) before tax	$(266)	$68

Realized investment gains (losses) after tax	$(173)	$44

          The net realized gains and losses on other invested assets represent the aggregate of distributions to us from the limited partnerships in which we have an interest and changes in our equity in the net assets of the partnerships based on valuations provided to us by the manager of each partnership. Due to the timing of our receipt of valuation data from the investment managers, these investments are generally reported on a one quarter lag. The first quarter 2009 losses of $248 million were largely due to losses on the underlying assets held by the limited partnerships and reflect both the decline in the value of equities and the increase in credit spreads that occurred during late 2008. We have not yet received first quarter 2009 valuations from many of the limited partnerships. Based on limited preliminary information about the performance of some of the limited partnerships during the first quarter, we expect to report a decline in our equity in the net assets of these partnerships in our second quarter 2009 results. We cannot quantify at this time the amount of the loss that we will report; however, we currently believe that the loss will likely not be more than $50 million before tax.
          We regularly review those invested assets whose fair value is less than cost to determine if an other-than-temporary decline in value has occurred. We have a monitoring process overseen by a committee of investment and accounting professionals that is responsible for identifying those securities to be specifically evaluated for potential other-than-temporary impairment.
          The determination of whether a decline in value of any investment is temporary or other-than-temporary requires the judgment of management. In making the determination, we consider various quantitative criteria and qualitative factors including the length of time and the extent to which the fair value has been less than the cost, the financial condition and near term prospects of the issuer, whether the issuer is current on contractually obligated interest and principal payments, our intent and ability to hold the investment for a period of time sufficient to allow us to recover our cost, general market conditions and industry or sector specific factors. A fixed maturity security is other-than-temporarily impaired if it becomes likely that we will not be able to collect all amounts due under the security’s contractual terms or if we cannot assert that we will hold the security until we recover our cost. An equity security is other-than-temporarily impaired if it becomes likely that we will not recover our cost in the near term. If a decline in the fair value of an individual security is deemed to be other-than-temporary, the difference between cost and fair value is charged to income as a realized investment loss. The fair value of the investment becomes its new cost basis. The decision to recognize a decline in the value of a security carried at fair value as other-than-temporary rather than temporary has no impact on shareholders’ equity.
          Financial Accounting Standards Board Staff Position (FSP) FAS 115-2 and FAS 124-2, issued by the Financial Accounting Standards Board in April 2009, modified the guidance for the recognition of other-than-temporary impairments on debt securities. Under this new guidance, an entity is required to recognize an other-than-temporary impairment when the entity concludes it will not recover the entire cost basis of an impaired debt security, or when it has the intent to sell or it is more likely than not the entity will be required to sell an impaired debt security before the security recovers to its amortized cost value. This FSP is effective for the Corporation for the quarterly reporting period ending June 30, 2009. This new guidance is discussed further in Note (3) of the Notes to Consolidated Financial Statements.

          As a result of the significant financial market disruption that occurred during 2008 and has continued into 2009, the fair value of many of our investments have declined to a level below our cost. If current conditions in the equity and fixed maturity markets continue in 2009 or if conditions deteriorate, additional securities may be deemed to be other-than-temporarily impaired in the future.
Capital Resources and Liquidity
          Capital resources and liquidity represent a company’s overall financial strength and its ability to generate cash flows, borrow funds at competitive rates and raise new capital to meet operating and growth needs.
     Capital Resources
          Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. At March 31, 2009, the Corporation had shareholders’ equity of $13.8 billion and total debt of $4.0 billion.
          Management regularly monitors the Corporation’s capital resources. In connection with our long term capital strategy, Chubb from time to time contributes capital to its property and casualty subsidiaries. In addition, in order to satisfy capital needs as a result of any rating agency capital adequacy or other future rating issues, or in the event we were to need additional capital to make strategic investments in light of market opportunities, we may take a variety of actions, which could include the issuance of additional debt and/or equity securities. We believe that our strong financial position and conservative debt levels provide us with the flexibility and capacity to obtain funds externally through debt or equity financings on both a short term and long term basis.
          In December 2008, the Board of Directors authorized the repurchase of up to 20,000,000 shares of Chubb’s common stock. The authorization has no expiration date. During the first quarter of 2009, we repurchased 1,804,500 shares of Chubb’s common stock in open market transactions at a cost of $74 million. As of March 31, 2009, 17,979,400 shares remained under the share repurchase authorization. The number of shares we will repurchase during the remainder of 2009 will depend on the state of the global capital markets and the potential for profitable growth in the property and casualty insurance market.
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
          The Corporation’s liquidity requirements in the past have generally been met by funds from operations and we expect that funds from operations will continue to be sufficient to meet such requirements. Liquidity requirements could also be met by funds from the maturity or sale of marketable securities in our investment portfolio. The Corporation also has the ability to borrow under its existing $500 million credit facility and we believe we could issue debt or equity securities.
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
          Our strong underwriting results continued to generate substantial new cash. New cash from operations available for investment by our property and casualty subsidiaries was approximately $450 million in the first quarter of 2009 compared with $330 million in the same period in 2008. New cash available was higher as a result of the property and casualty subsidiaries not paying a dividend to Chubb during the first quarter of 2009 compared with dividends of $400 million paid to Chubb in the first quarter of 2008, partially offset by higher loss payments in 2009 compared with 2008.
          Our property and casualty subsidiaries maintain investments in highly liquid, short term marketable securities. Accordingly, we do not anticipate selling long term fixed maturity investments to meet any liquidity needs.
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
          As a holding company, Chubb’s ability to continue to pay dividends to shareholders and to satisfy its debt obligations relies on the availability of liquid assets, which is dependent in large part on the dividend paying ability of its property and casualty subsidiaries. Our property and casualty subsidiaries are subject to laws and regulations in the jurisdictions in which they operate that restrict the amount of dividends they may pay without the prior approval of regulatory authorities. The restrictions are generally based on net income and on certain levels of policyholders’ surplus as determined in accordance with statutory accounting practices. Dividends in excess of such thresholds are considered “extraordinary” and require prior regulatory approval. The maximum dividend distribution that may be made by the property and casualty subsidiaries to Chubb during 2009 without prior approval is approximately $1.2 billion. During the first quarter of 2009, these subsidiaries paid no dividends to Chubb compared with $400 million of dividends paid during the same period of 2008.

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
          Our investment portfolio is primarily comprised of high quality bonds, principally tax exempt securities, mortgage-backed securities, corporate issues and U.S. Treasury securities as well as foreign government and corporate bonds that support our operations outside the United States. The portfolio also includes equity securities, primarily publicly traded common stocks, and other invested assets, primarily private equity limited partnerships, all of which are held with the primary objective of capital appreciation.
          Our objective is to achieve the appropriate mix of taxable and tax exempt securities in our portfolio to balance both investment and tax strategies. At March 31, 2009, 68% of our U.S. fixed maturity portfolio was invested in tax exempt bonds, compared with 69% at December 31, 2008. About 80% of our tax exempt bonds are rated AA or better by Moody’s or Standard and Poor’s, with about 25% rated AAA. The average rating of our tax exempt bonds is AA. While about 40% of our tax exempt bonds are insured, the effect of insurance on the average credit rating of these bonds is insignificant. The insured tax exempt bonds in our portfolio have been selected based on the quality of the underlying credit and not the value of the credit insurance enhancement.
          At March 31, 2009, we held $3.7 billion of mortgage-backed securities which comprised 25% of our taxable bond portfolio. About 96% of the mortgage-backed securities are rated AAA, and of the remaining 4%, half are investment grade. Of the AAA rated securities, about 60% are residential mortgage-backed securities, consisting of government agency pass-through securities guaranteed by a government agency or a government sponsored enterprise (GSE), GSE collateralized mortgage obligations (CMOs) and other CMOs, all backed by single family home mortgages. The majority of the CMOs are actively traded in liquid markets. The other 40% of the AAA rated securities are call protected, commercial mortgage-backed securities (CMBS). About 85% of our CMBS are senior securities with the highest level of subordination. The remainder of our CMBS are seasoned securities that were issued in 2004 or earlier.
          The net unrealized appreciation before tax of our fixed maturities and equity securities carried at fair value was $283 million at March 31, 2009 compared with net unrealized depreciation of $220 million at December 31, 2008. Such unrealized appreciation and depreciation is reflected in comprehensive income or loss, net of applicable deferred income tax.
          Credit spreads, which refer to the difference between a risk-free yield (the yield on U.S. Treasury securities) and the actual yields on all other fixed maturity investments, decreased significantly during first quarter 2009. This resulted in an increase in the fair value of many of our fixed maturity investments.

Item 4 — Controls and Procedures
          As of March 31, 2009, an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) was performed under the supervision and with the participation of the Corporation’s management, including the chief executive officer and chief financial officer. Based on that evaluation, Chubb’s chief executive officer and chief financial officer concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2009.
          During the quarter ended March 31, 2009, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1 — Legal Proceedings
          As reported in Chubb’s Annual Report on Form 10-K for the year ended December 31, 2008, in December 2005, Chubb and certain of its subsidiaries were named in a putative class action similar to the In re Insurance Brokerage Antitrust Litigation discussed in more detail in the Form 10-K. This action was filed in the U.S. District Court for the District of New Jersey and was assigned to the judge who is presiding over the In re Insurance Brokerage Antitrust Litigation. In this action, the plaintiffs generally alleged that the defendants unlawfully used contingent commission agreements and conspired to reduce competition in the insurance markets. The action had sought treble damages, injunctive and declaratory relief and attorneys’ fees. The complaint in this matter was never served on Chubb or its subsidiaries, and the case was terminated by the court on March 10, 2009.
          Also as reported in the Annual Report on Form 10-K for the year ended December 31, 2008, in October 2007, certain of Chubb’s subsidiaries were named as defendants in an action similar to the In re Insurance Brokerage Antitrust Litigation. This action was filed in the U.S. District Court for the Northern District of Georgia and subsequently was transferred by the Judicial Panel on Multidistrict Litigation to the U.S. District Court for the District of New Jersey for consolidation with the In re Insurance Brokerage Antitrust Litigation. In this action, the plaintiffs generally allege that the defendants unlawfully used contingent commission agreements and conspired to reduce competition in the insurance markets. The actions sought treble damages, injunctive and declaratory relief and attorneys’ fees. This action currently is stayed. The Corporation believes it has substantial defenses to this action and intends to defend the action vigorously.
Item 1A — Risk Factors
          The Corporation’s business is subject to a number of risks, including those identified in Item 1A of Chubb’s 2008 Annual Report on Form 10-K for the year ended December 31, 2008, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from fiscal period to fiscal period. The risks described in the Annual Report on Form 10-K and Quarterly Reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could have a material effect on our business, results of operations, financial condition and/or liquidity.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
          The following table summarizes Chubb’s stock repurchased each month in the quarter ended March 31, 2009.

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number	Average	as Part of	Yet Be Purchased
	of Shares	Price Paid	Publicly Announced	Under the
Period	Purchased(a)	Per Share	Plans or Programs	Plans or Programs(b)

January 2009	283,900	$46.60	283,900	19,500,000

February 2009	1,420,600	39.95	1,420,600	18,079,400

March 2009	100,000	37.70	100,000	17,979,400

Total	1,804,500	40.87	1,804,500

(a)	The stated amounts exclude 328 shares and 24,509 shares delivered to Chubb during the months of January 2009 and March 2009, respectively, by employees of the Corporation to cover option exercise prices and withholding taxes in connection with the Corporation’s stock-based compensation plans.

(b)	On December 4, 2008, the Board of Directors authorized the repurchase of up to 20,000,000 shares of common stock. The authorization has no expiration date.
Item 6 — Exhibits

Exhibit
Number	Description

	-	Rule 13a-14(a)/15d-14(a) Certifications
31.1		Certification by John D. Finnegan filed herewith.
31.2		Certification by Richard G. Spiro filed herewith.

	-	Section 1350 Certifications
32.1		Certification by John D. Finnegan filed herewith.
32.2		Certification by Richard G. Spiro filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, The Chubb Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHUBB CORPORATION (Registrant)
By:	/s/ John J. Kennedy
John J. Kennedy
Senior Vice-President and Chief Accounting Officer
Date: May 8, 2009