Form 10-Q
period 2009-06-30
CHUBB CORP
filed 2009-08-10
CIK 20171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   June 30, 2009
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
YES ☑ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☑ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐ NO ☑
The number of shares of common stock outstanding as of June 30, 2009 was 349,901,560.

THE CHUBB CORPORATION
INDEX

Page Number
Part I. Financial Information:

Item 1 — Financial Statements:
Consolidated Statements of Income for the Three Months and Six Months Ended June 30, 2009 and 2008	1
Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008	2
Consolidated Statements of Comprehensive Income for the Three Months and Six Months Ended June 30, 2009 and 2008	3
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008	4
Notes to Consolidated Financial Statements	5
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 4 — Controls and Procedures	41

Part II. Other Information:

Item 1A — Risk Factors	42
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 4 — Submission of Matters to a Vote of Security Holders	42
Item 6 — Exhibits	43

Signatures	43
EX-10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I. FINANCIAL INFORMATION

Item 1 —	Financial Statements

THE CHUBB CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
PERIODS ENDED JUNE 30

	Second Quarter		Six Months
	2009	2008	2009	2008
	(in millions)

Revenues
Premiums Earned	$2,828	$2,986	$5,654	$5,962
Investment Income	408	438	810	877
Other Revenues	3	6	6	12
Realized Gains (Losses), Net
Total Other-Than-Temporary Impairment Losses on Investments	(34)	(96)	(93)	(121)
Other-Than-Temporary Impairment Losses on Investments Recognized in Other Comprehensive Income	15	—	15	—
Other Realized Gains (Losses), Net	46	20	(161)	113

Total Realized Gains (Losses), Net	27	(76)	(239)	(8)

Total Revenues	3,266	3,354	6,231	6,843

Losses and Expenses
Losses and Loss Expenses	1,572	1,749	3,187	3,333
Amortization of Deferred Policy Acquisition Costs	757	781	1,485	1,555
Other Insurance Operating Costs and Expenses	102	110	205	226
Investment Expenses	7	8	16	17
Other Expenses	4	5	7	17
Corporate Expenses	71	72	148	137

Total Losses and Expenses	2,513	2,725	5,048	5,285

Income Before Federal and Foreign Income Tax	753	629	1,183	1,558
Federal and Foreign Income Tax	202	160	291	425

Net Income	$551	$469	$892	$1,133

Net Income Per Share

Basic	$1.55	$1.29	$2.51	$3.09
Diluted	1.54	1.27	2.49	3.04

Dividends Declared Per Share	.35	.33	.70	.66

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	Dec. 31,
	2009	2008
	(in millions)

Assets

Invested Assets
Short Term Investments	$2,651	$2,478
Fixed Maturities
Tax Exempt (cost $18,697 and $18,299)	19,110	18,345
Taxable (cost $15,418 and $14,592)	15,563	14,410
Equity Securities (cost $1,235 and $1,563)	1,189	1,479
Other Invested Assets	1,784	2,026

TOTAL INVESTED ASSETS	40,297	38,738

Cash	65	56
Accrued Investment Income	442	435
Premiums Receivable	2,207	2,201
Reinsurance Recoverable on Unpaid Losses and Loss Expenses	2,138	2,212
Prepaid Reinsurance Premiums	355	373
Deferred Policy Acquisition Costs	1,562	1,532
Deferred Income Tax	887	1,144
Goodwill	467	467
Other Assets	1,283	1,271

TOTAL ASSETS	$49,703	$48,429

Liabilities

Unpaid Losses and Loss Expenses	$22,576	$22,367
Unearned Premiums	6,306	6,367
Long Term Debt	3,975	3,975
Dividend Payable to Shareholders	124	118
Accrued Expenses and Other Liabilities	2,218	2,170

TOTAL LIABILITIES	35,199	34,997

Contingent Liabilities (Note 6)

Shareholders’ Equity

Common Stock — $1 Par Value; 371,980,710 Shares	372	372
Paid-In Surplus	196	253
Retained Earnings	15,183	14,509
Accumulated Other Comprehensive Loss	(202)	(735)
Treasury Stock, at Cost — 22,079,150 and 19,726,097 Shares	(1,045)	(967)

TOTAL SHAREHOLDERS’ EQUITY	14,504	13,432

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$49,703	$48,429

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PERIODS ENDED JUNE 30

	Second Quarter		Six Months
	2009	2008	2009	2008
	(in millions)

Net Income	$551	$469	$892	$1,133

Other Comprehensive Income (Loss), Net of Tax
Change in Unrealized Appreciation or Depreciation of Investments	188	(316)	515	(464)
Change in Unrealized Other-Than-Temporary Impairment Losses on Investments	(9)	—	(9)	—
Foreign Currency Translation Gains (Losses)	158	(5)	45	56
Amortization of Net Loss and Prior Service Cost Included in Net Postretirement Benefit Costs	3	5	12	10

	340	(316)	563	(398)

Comprehensive Income	$891	$153	$1,455	$735

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30

	2009	2008
	(in millions)

Cash Flows from Operating Activities
Net Income	$892	$1,133
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Increase in Unpaid Losses and Loss Expenses, Net	171	420
Increase (Decrease) in Unearned Premiums, Net	(65)	21
Increase in Premiums Receivable	(6)	(122)
Amortization of Premiums and Discounts on Fixed Maturities	94	106
Depreciation	30	33
Realized Investment Losses, Net	239	8
Other, Net	(244)	(354)

Net Cash Provided by Operating Activities	1,111	1,245

Cash Flows from Investing Activities
Proceeds from Fixed Maturities
Sales	1,771	1,254
Maturities, Calls and Redemptions	1,206	1,184
Proceeds from Sales of Equity Securities	344	137
Purchases of Fixed Maturities	(4,000)	(2,952)
Purchases of Equity Securities	(4)	(113)
Investments in Other Invested Assets, Net	(24)	(26)
Increase in Short Term Investments, Net	(182)	(824)
Increase in Net Payable from Security Transactions Not Settled	196	141
Purchases of Property and Equipment, Net	(24)	(25)
Other, Net	4	—

Net Cash Used in Investing Activities	(713)	(1,224)

Cash Flows from Financing Activities
Proceeds from Issuance of Long Term Debt	—	1,200
Repayment of Long Term Debt	—	(225)
Proceeds from Issuance of Common Stock Under Stock-Based Employee Compensation Plans	16	59
Repurchase of Shares	(161)	(811)
Dividends Paid to Shareholders	(242)	(232)
Other, Net	(2)	(12)

Net Cash Used in Financing Activities	(389)	(21)

Net Increase in Cash	9	—

Cash at Beginning of Year	56	49

Cash at End of Period	$65	$49

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)	General

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and include the accounts of The Chubb Corporation (Chubb) and its subsidiaries (collectively, the Corporation). Significant intercompany transactions have been eliminated in consolidation.

Effective April 1, 2009, the Corporation adopted Financial Accounting Standards Board Staff Position (FSP) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP FAS 115-2 and FAS 124-2 may not be retroactively applied to prior periods’ financial statements; accordingly, consolidated financial statements for periods prior to April 1, 2009 have not been restated for this change in accounting policy. This accounting change is further described in Note (2).

The amounts included in this report are unaudited but include those adjustments, consisting of normal recurring items, that management considers necessary for a fair presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Notes to Consolidated Financial Statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008. The Corporation has performed an evaluation of subsequent events through August 10, 2009, which is the date the financial statements were issued. No significant subsequent events were identified.

2)	Adoption of New Accounting Pronouncements

Effective April 1, 2009, the Corporation adopted FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of FSP FAS 157-4 did not have a significant effect on the Corporation’s financial position or results of operations.

THE CHUBB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective April 1, 2009, the Corporation adopted FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP modifies the guidance on the recognition of other-than-temporary impairments of debt securities. Under the guidance, an entity is required to recognize an other-than-temporary impairment when the entity concludes it has the intent to sell or it is more likely than not the entity will be required to sell an impaired debt security before the security recovers to its amortized cost value or it is likely the entity will not recover the entire amortized cost value of an impaired debt security. The FSP also changes the presentation in the financial statements of other-than-temporary impairments and provides for enhanced disclosures of both debt and equity securities. Under the guidance, if an entity has the intent to sell or it is more likely than not the entity will be required to sell an impaired debt security before the security recovers to its amortized cost value, the security is written down to fair value and the entire amount of the writedown is charged to income as a realized investment loss. For all other impaired debt securities, the impairment loss is separated into the amount representing the credit loss and the amount representing the loss related to all other factors. The portion of the impairment loss that represents the credit loss is charged to income as a realized investment loss and the amount representing the loss that relates to all other factors is included in other comprehensive income. The FSP requires a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption with a corresponding adjustment to accumulated other comprehensive income. The cumulative effect adjustment from adopting the FSP resulted in a $30 million increase to retained earnings and a corresponding decrease to accumulated other comprehensive income. The adoption of the FSP did not have a significant effect on the Corporation’s financial position or results of operations.

Effective January 1, 2009, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 163, Accounting for Financial Guarantee Insurance Contracts, an Interpretation of FASB Statement No. 60. SFAS No. 163, issued by the Financial Accounting Standards Board, clarifies how SFAS No. 60 applies to financial guarantee insurance contracts. The adoption of SFAS No. 163 did not have a significant effect on the Corporation’s financial position or results of operations.

Effective January 1, 2009, the Corporation adopted FSP EITF 03-06-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting in computing earnings per share. The adoption of FSP 03-06-1 did not have a significant effect on the Corporation’s earnings per share.

THE CHUBB CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3)	Invested Assets

(a) The amortized cost and fair value of invested assets were as follows:

	June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
	(in millions)

Fixed maturities
Tax exempt	$18,697	$609	$196	$19,110

Taxable
U.S. Government and government agency and authority obligations	596	13	4	605
Corporate bonds	3,647	155	44	3,758
Foreign bonds	7,323	290	27	7,586
Residential mortgage-backed securities	2,147	68	36	2,179
Commercial mortgage-backed securities	1,705	2	272	1,435

	15,418	528	383	15,563

Total fixed maturities	$34,115	$1,137	$579	$34,673

Equity securities	$1,235	$106	$152	$1,189

At June 30, 2009, the gross unrealized depreciation of fixed maturities included $20 million of unrealized other-than-temporary impairment losses recognized in accumulated other comprehensive income.

The amortized cost and fair value of fixed maturities at June 30, 2009 by contractual maturity were as follows:

	Amortized	Fair
	Cost	Value
	(in millions)

Due in one year or less	$1,205	$1,222
Due after one year through five years	9,551	9,891
Due after five years through ten years	12,507	12,975
Due after ten years	7,000	6,971

	30,263	31,059
Residential mortgage-backed securities	2,147	2,179
Commercial mortgage-backed securities	1,705	1,435

	$34,115	$34,673

Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations.

THE CHUBB CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b) The components of unrealized appreciation or depreciation, including unrealized other-than-temporary impairment losses, of investments carried at fair value were as follows:

June 30, 2009
(in millions)

Fixed maturities
Gross unrealized appreciation	$1,137
Gross unrealized depreciation	579

558

Equity securities
Gross unrealized appreciation	106
Gross unrealized depreciation	152

(46)

512
Deferred income tax liability	179

$333

When the fair value of any investment is lower than its cost, an assessment is made to determine whether the decline is temporary or other than temporary. The assessment of other-than-temporary impairment of fixed maturities and equity securities is based on both quantitative criteria and qualitative information and also considers a number of other factors including, but not limited to, the length of time and the extent to which the fair value has been less than the cost, the financial condition and near term prospects of the issuer, whether the issuer is current on contractually obligated interest and principal payments, general market conditions and industry or sector specific factors.

For fixed maturities, prior to April 1, 2009, the Corporation considered many factors including its intent and ability to hold a security for a period of time sufficient to allow for the recovery of the security’s cost. When an impairment was deemed other-than-temporary, the security was written down to fair value and the entire writedown was charged to income as a realized investment loss. Effective April 1, 2009, the Corporation adopted FSP FAS 115-2 and FAS 124-2 which modifies the guidance on the recognition of other-than-temporary impairments of debt securities. Under the guidance, the Corporation is required to recognize an other-than-temporary impairment loss when it concludes it has the intent to sell or it is more likely than not it will be required to sell an impaired fixed maturity before the security recovers to its amortized cost value or it is likely it will not recover the entire amortized cost value of an impaired debt security. Also under the guidance, if the Corporation has the intent to sell or it is more likely than not that the Corporation will be required to sell an impaired fixed maturity before the security recovers to its amortized cost value, the security is written down to fair value and the entire amount of the writedown is charged to income as a realized investment loss. For all other impaired fixed maturities, the impairment loss is separated into the amount representing the credit loss and the amount representing the loss related to all other factors. The amount of the impairment loss that represents the credit loss is charged to income as a realized investment loss and the amount of the impairment loss that relates to all other factors is included in other comprehensive income.

THE CHUBB CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For equity securities, the Corporation considers its intent and ability to hold a security for a period of time sufficient to allow for the recovery of cost. If the decline in the fair value of an equity security is deemed to be other than temporary, the security is written down to fair value and the amount of the writedown is charged to income as a realized investment loss.

For fixed maturities, the split between the amount of other-than-temporary impairment losses that represents credit losses and the amount that relates to all other factors is principally based on assumptions regarding the amount and timing of projected cash flows. For fixed maturities other than mortgage-backed securities, cash flow estimates are based on assumptions regarding the probability of default and estimates regarding the timing and amount of recoveries associated with a default. For mortgage-backed securities, cash flow estimates are based on assumptions regarding future prepayment rates, default rates, loss severity and timing of recoveries. The Corporation has developed the estimates of projected cash flows using information based on historical market data, industry analyst reports and forecasts and other data relevant to the collectability of a security.

The following table summarizes, for all investment securities in an unrealized loss position at June 30, 2009, the aggregate fair value and gross unrealized depreciation, including unrealized other-than-temporary impairment losses, by investment category and length of time that individual securities have continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Depreciation	Value	Depreciation	Value	Depreciation
	(in millions)

Fixed maturities
Tax exempt	$1,420	$24	$2,724	$172	$4,144	$196

Taxable
U.S. Government and government agency and authority obligations	35	1	46	3	81	4
Corporate bonds	193	13	412	31	605	44
Foreign bonds	828	20	153	7	981	27
Residential mortgage- backed securities	25	8	86	28	111	36
Commercial mortgage- backed securities	97	6	1,311	266	1,408	272

	1,178	48	2,008	335	3,186	383

Total fixed maturities	2,598	72	4,732	507	7,330	579
Equity securities	537	97	176	55	713	152

	$3,135	$169	$4,908	$562	$8,043	$731

THE CHUBB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At June 30, 2009, approximately 1,170 individual fixed maturity and equity securities were in an unrealized loss position, of which approximately 1,100 were fixed maturities. The Corporation does not have the intent to sell and it is not more likely than not that the Corporation will be required to sell these fixed maturities before the securities recover to their amortized cost value. In addition, the Corporation believes that none of the declines in the fair values of these fixed maturities relate to credit losses. The Corporation has the intent and ability to hold these equity securities for a period of time sufficient to allow for the recovery of cost. The Corporation believes that none of the declines in fair value of these fixed maturities and equity securities were other than temporary at June 30, 2009.

The change in unrealized appreciation or depreciation of investments carried at fair value, including the change in unrealized other-than-temporary impairment losses and the cumulative effect adjustment as a result of adopting FSP FAS 115-2 and FAS 124-2 effective April 1, 2009 (see Note (2)), was as follows:

	Periods Ended
	June 30, 2009
	Second Quarter	Six Months
	(in millions)

Change in unrealized appreciation or depreciation of fixed maturities	$138	$694
Change in unrealized appreciation or depreciation of equity securities	91	38

	229	732
Deferred income tax	80	256

	$149	$476

(c) Realized investment gains and losses were as follows:

	Periods Ended
	June 30, 2009
	Second Quarter	Six Months
	(in millions)

Fixed maturities
Gross realized gains	$29	$65
Gross realized losses	(11)	(17)
Other-than-temporary impairment losses	(11)	(19)

	7	29

Equity securities
Gross realized gains	60	71
Other-than-temporary impairment losses	(8)	(59)

	52	12

Other invested assets	(32)	(280)

	$27	$(239)

(d) As of June 30, 2009, fixed maturities still held by the Corporation for which a portion of their other-than-temporary impairment losses were recognized in other comprehensive income had cumulative credit-related losses of $27 million recognized in net income.

THE CHUBB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4)	Fair Values of Financial Instruments

Fair values of financial instruments are determined using valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Fair values are generally measured using quoted prices in active markets for identical assets or liabilities or other inputs, such as quoted prices for similar assets or liabilities, that are observable, either directly or indirectly. In those instances where observable inputs are not available, fair values are measured using unobservable inputs for the asset or liability. Unobservable inputs reflect the Corporation’s own assumptions about the assumptions that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. Fair value estimates derived from unobservable inputs are affected by the assumptions used, including the discount rates and the estimated amounts and timing of future cash flows. The derived fair value estimates cannot be substantiated by comparison to independent markets and are not necessarily indicative of the amounts that would be realized in a current market exchange. Certain financial instruments, particularly insurance contracts, are excluded from fair value disclosure requirements.

The methods and assumptions used to estimate the fair values of financial instruments are as follows:

(i) The carrying value of short term investments approximates fair value due to the short maturities of these investments.

(ii) Fair values for fixed maturities are determined by management, utilizing prices obtained from an independent, nationally recognized pricing service or, in the case of securities for which prices are not provided by a pricing service, from independent brokers. For fixed maturities that have quoted prices in active markets, market quotations are provided. For fixed maturities that do not trade on a daily basis, the pricing services and brokers provide fair value estimates using a variety of inputs including, but not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, reference data, prepayment spreads and measures of volatility. Management reviews on an ongoing basis the reasonableness of the methodologies used by the relevant pricing services and brokers. In addition, management, using the prices received for the securities from the pricing services and brokers, determines the aggregate portfolio price performance and reviews it against applicable indices. If management believes that significant discrepancies exist, it will discuss these with the relevant pricing service or broker to resolve the discrepancies.

(iii) Fair values of equity securities are based on quoted market prices.

(iv) Fair values of long term debt issued by Chubb are determined by management, utilizing prices obtained from an independent, nationally recognized pricing service.

THE CHUBB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying values and fair values of financial instruments were as follows:

	June 30, 2009
	Carrying	Fair
	Value	Value
	(in millions)

Assets
Invested assets
Short term investments	$2,651	$2,651
Fixed maturities	34,673	34,673
Equity securities	1,189	1,189
Liabilities
Long term debt	3,975	3,911

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:

Level 1 — Unadjusted quoted prices in active markets for identical assets.

Level 2 — Other inputs that are observable for the asset, either directly or indirectly.

Level 3 — Inputs that are unobservable.

The fair values of fixed maturities and equity securities at June 30, 2009 categorized based upon the lowest level of input that was significant to the fair value measurement were as follows:

	Level 1	Level 2	Level 3	Total
	(in millions)

Fixed maturities	$—	$34,502	$171	$34,673

Equity securities	980	—	209	1,189

THE CHUBB CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5)	Segments Information

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

THE CHUBB CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenues and income before income tax of the operating segments were as follows:

	Periods Ended June 30
	Second Quarter		Six Months
	2009	2008	2009	2008
	(in millions)

Revenues
Property and casualty insurance
Premiums earned
Personal insurance	$917	$947	$1,824	$1,887
Commercial insurance	1,195	1,282	2,393	2,548
Specialty insurance	705	738	1,406	1,488

Total insurance	2,817	2,967	5,623	5,923

Reinsurance assumed	11	19	31	39

	2,828	2,986	5,654	5,962
Investment income	394	418	780	836

Other revenues	—	1	—	4

Total property and casualty insurance	3,222	3,405	6,434	6,802

Corporate and other	17	25	36	49
Realized investment gains (losses), net	27	(76)	(239)	(8)

Total revenues	$3,266	$3,354	$6,231	$6,843

Income before income tax
Property and casualty insurance
Underwriting
Personal insurance	$131	$150	$243	$314
Commercial insurance	123	74	221	212
Specialty insurance	123	86	248	263

Total insurance	377	310	712	789

Reinsurance assumed	15	14	40	24

	392	324	752	813

Increase in deferred policy acquisition costs	4	23	20	36

Underwriting income	396	347	772	849

Investment income	387	410	766	820

Other income	1	—	5	3

Total property and casualty insurance	784	757	1,543	1,672

Corporate and other loss	(58)	(52)	(121)	(106)
Realized investment gains (losses), net	27	(76)	(239)	(8)

Total income before income tax	$753	$629	$1,183	$1,558

THE CHUBB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6)	Contingent Liabilities

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

Individual actions and purported class actions arising out of the investigations into the payment of contingent commissions to brokers and agents have been filed in a number of federal and state courts. On August 1, 2005, Chubb and certain of its subsidiaries were named in a putative class action entitled In re Insurance Brokerage Antitrust Litigation in the U.S. District Court for the District of New Jersey (the N.J. District Court). This action, brought against several brokers and insurers on behalf of a class of persons who purchased insurance through the broker defendants, asserts claims under the Sherman Act and state law and the Racketeer Influenced and Corrupt Organizations Act (RICO) arising from the alleged unlawful use of contingent commission agreements. On September 28, 2007, the N.J. District Court dismissed the second amended complaint filed by the plaintiffs in the In re Insurance Brokerage Antitrust Litigation in its entirety. In so doing, the court dismissed the plaintiffs’ Sherman Act and RICO claims with prejudice for failure to state a claim, and it dismissed the plaintiffs’ state law claims without prejudice because it declined to exercise supplemental jurisdiction over them. The plaintiffs have appealed the dismissal of their second amended complaint to the U.S. Court of Appeals for the Third Circuit, and that appeal is currently pending.

Chubb and certain of its subsidiaries also have been named as defendants in other putative class actions relating or similar to the In re Insurance Brokerage Antitrust Litigation that have been filed in various state courts or in U.S. district courts between 2005 and 2007. These actions have been subsequently removed and ultimately transferred to the N.J. district court for consolidation with the In re Insurance Brokerage Antitrust Litigation. These actions have either been dismissed or are currently stayed.

THE CHUBB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

7)	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Periods Ended June 30
	Second Quarter		Six Months
	2009	2008	2009	2008
	(in millions, except for per share amounts)
Basic earnings per share:
Net income	$551	$469	$892	$1,133

Weighted average shares outstanding	354.8	364.2	355.0	367.1

Basic earnings per share	$1.55	$1.29	$2.51	$3.09

Diluted earnings per share:
Net income	$551	$469	$892	$1,133

Weighted average shares outstanding	354.8	364.2	355.0	367.1

Additional shares from assumed exercise of stock-based compensation awards	2.6	5.2	2.8	5.5

Weighted average shares and potential shares assumed outstanding for computing diluted earnings per share	357.4	369.4	357.8	372.6

Diluted earnings per share	$1.54	$1.27	$2.49	$3.04

Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition of the Corporation as of June 30, 2009 compared with December 31, 2008 and the results of operations for the six months and three months ended June 30, 2009 and 2008. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes contained in this report and the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

Cautionary Statement Regarding Forward-Looking Information

Certain statements in this document are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 (PSLRA). These forward-looking statements are made pursuant to the safe harbor provisions of the PSLRA and include statements regarding our loss reserve and reinsurance recoverable estimates; the impact of changes to our ceded reinsurance program, including its cost and terms; property and casualty insurance market conditions, including premium volume, rates and policy terms and conditions; the impact of the continuation of the weak economy; securities in our investment portfolio that may become other-than-temporarily impaired; the repurchase of common stock under our share repurchase program; the impact of a downgrade of our credit ratings; and our capital adequacy and funding of liquidity needs. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. These statements are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties, which include, among others, those discussed or identified from time to time in our public filings with the Securities and Exchange Commission and those associated with:

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

Critical Accounting Estimates and Judgments

The consolidated financial statements include amounts based on informed estimates and judgments of management for transactions that are not yet complete. Such estimates and judgments affect the reported amounts in the financial statements. Those estimates and judgments that were most critical to the preparation of the financial statements involved the determination of loss reserves and the recoverability of related reinsurance recoverables and the evaluation of whether a decline in value of any investment is temporary or other than temporary. These estimates and judgments, which are discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008 as supplemented within the following analysis of our results of operations, require the use of assumptions about matters that are highly uncertain and therefore are subject to change as facts and circumstances develop. If different estimates and judgments had been applied, materially different amounts might have been reported in the financial statements.

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

•	Net income was $892 million in the first six months of 2009 and $551 million in the second quarter compared with $1.1 billion and $469 million, respectively, in the comparable periods of 2008. The lower net income in the first six months of 2009 was due primarily to two factors. First, underwriting income in our property and casualty insurance business, while still substantial, was lower in 2009 compared with 2008. Second, we had significantly higher realized investment losses in 2009 compared with the same period in 2008. The higher net income in the second quarter of 2009 compared with the same period in 2008 was also attributable to two factors. First, underwriting income was higher in 2009 due to lower catastrophe losses. Second, we had realized investment gains in 2009 compared to realized investment losses in 2008.

•	Underwriting results were highly profitable in the first six months and second quarter of 2009 and 2008. Our combined loss and expense ratio was 87.0% in the first six months of 2009 and 85.9% in the second quarter compared with 86.2% and 88.5% in the respective periods of 2008. The less profitable results in the first six months of 2009 compared to the same period in 2008 were due in large part to the cumulative impact of rate reductions experienced in our commercial and professional liability classes over the past several years as well as a lower amount of favorable prior year loss development. Underwriting results in the second quarter of 2009 were more profitable than the comparable period in 2008 due to a lesser impact from catastrophe losses.

•	During the first six months and second quarter of 2009, we estimate that we experienced overall favorable development of about $340 million and $210 million, respectively, on loss reserves established as of the previous year end, primarily in the professional liability, commercial liability and commercial property classes. During the first six months and second quarter of 2008, we estimate that we experienced overall favorable development of about $450 million and $235 million, respectively, due primarily to favorable loss trends in certain professional liability and commercial liability classes and lower than expected emergence of losses in the homeowners and commercial property classes.

•	Total net premiums written decreased by 7% in the first six months and second quarter of 2009 compared with the same periods in 2008. For each period, about half of the decrease was attributable to the impact of currency fluctuation on business written outside the United States due to the strength of the U.S. dollar in the first half of 2009 compared to the same period in 2008. The general downturn in the economy also contributed to the decline in premiums in 2009. We have continued our emphasis on underwriting discipline in a market environment that remains competitive.

•	Property and casualty investment income after tax decreased 6% in the first six months of 2009 and 5% in the second quarter compared with the same periods in 2008. The decline was due primarily to the effects of currency fluctuation on income from our non-U.S. investments as well as lower yields, especially on short term investments. For more information on this non-GAAP financial measure, see “Property and Casualty Insurance — Investment Results.”

•	Net realized investment losses before taxes were $239 million in the first six months of 2009 compared with losses of $8 million in the same period of 2008. Net realized investment gains in the second quarter of 2009 were $27 million, compared with net realized investment losses of $76 million in the same period in 2008. The net realized losses in the first six months of 2009 were primarily attributable to losses in the first quarter from investments in limited partnerships.

A summary of our consolidated net income is as follows:

	Periods Ended June 30
	Second Quarter		Six Months
	2009	2008	2009	2008
	(in millions)

Property and Casualty Insurance	$784	$757	$1,543	$1,672
Corporate and Other	(58)	(52)	(121)	(106)
Realized Investment Gains (Losses), Net	27	(76)	(239)	(8)

Consolidated Income Before Income Tax	753	629	1,183	1,558
Federal and Foreign Income Tax	202	160	291	425

Consolidated Net Income	$551	$469	$892	$1,133

Property and Casualty Insurance

A summary of the results of operations of our property and casualty insurance business is as follows:

	Periods Ended June 30
	Second Quarter		Six Months
	2009	2008	2009	2008
	(in millions)

Underwriting
Net Premiums Written	$2,846	$3,047	$5,589	$5,983
Decrease (Increase) in Unearned Premiums	(18)	(61)	65	(21)

Premiums Earned	2,828	2,986	5,654	5,962

Losses and Loss Expenses	1,572	1,749	3,187	3,333
Operating Costs and Expenses	857	904	1,700	1,798
Increase in Deferred Policy Acquisition Costs	(4)	(23)	(20)	(36)
Dividends to Policyholders	7	9	15	18

Underwriting Income	396	347	772	849

Investments
Investment Income Before Expenses	394	418	780	836
Investment Expenses	7	8	14	16

Investment Income	387	410	766	820

Other Income	1	—	5	3

Property and Casualty Income Before Tax	$784	$757	$1,543	$1,672

Property and Casualty Investment Income After Tax	$312	$327	$618	$654

Property and casualty income before tax was lower in the first six months of 2009 compared to the same period in 2008. The lower income in 2009 was attributable to a decrease in underwriting income and to lower investment income. The decrease in underwriting income in 2009 was due in large part to the cumulative impact of rate reductions experienced in our commercial and professional liability classes over the past several years as well as a lower amount of favorable prior year loss development. The decrease in investment income in 2009 was due to the effects of currency fluctuation on income from our non-U.S. investments as well as lower yields, especially on short term investments. Property and casualty income before tax was higher in the second quarter of 2009 compared to the same period in 2008 due to higher underwriting income, offset in part by lower investment income. The higher underwriting income in the second quarter of 2009 was due to lower catastrophe losses.

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

Net Premiums Written

Net premiums written were $5.6 billion in the first six months of 2009 and $2.8 billion in the second quarter, compared with $6.0 billion and $3.0 billion, respectively, in the comparable periods of 2008.

Net premiums written by business unit were as follows:

	Six Months Ended June 30			Quarter Ended June 30
	2009	2008	% Decr.	2009	2008	% Decr.
	(in millions)		(in millions)

Personal insurance	$1,804	$1,892	(5)%	$961	$1,015	(5)%
Commercial insurance	2,473	2,641	(6)	1,213	1,301	(7)
Specialty insurance	1,299	1,414	(8)	669	711	(6)

Total insurance	5,576	5,947	(6)	2,843	3,027	(6)
Reinsurance assumed	13	36	(64)	3	20	(85)

Total	$5,589	$5,983	(7)	$2,846	$3,047	(7)

Net premiums written decreased by 7% in the first six months and second quarter of 2009 compared with the comparable periods in 2008. For each period, about half of the decrease was due to the impact of currency fluctuation on business written outside the United States as a result of the strengthening of the U.S. dollar that began in the latter part of 2008. The general downturn in the economy, which began in the second half of 2008 and has continued into 2009, also contributed to the decline in premiums in 2009. We expect that the weaker economy is likely to continue to adversely impact premium growth for the remainder of 2009.

During the first six months of 2009, we continued our emphasis on underwriting discipline in a competitive market. Overall, renewal rates in the U.S. commercial and professional liability businesses increased slightly in the first six months of 2009, following several years of decline. We continued to retain a high percentage of our existing customers and to renew those accounts at what we believe are acceptable rates relative to the risks. We have written some new business due to the dislocation in the insurance markets caused by the impact on some of our competitors of the financial market crisis that began in the second half of 2008. However, the modestly positive effect was offset by the decrease in demand for insurance caused by the general downturn in the economy that has continued in 2009.

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

For the United States and Canada, we refer to our traditional catastrophe reinsurance treaty as the North American catastrophe treaty. In recent years, we have reduced the amount of reinsurance purchased under this treaty and replaced it with multi—year, collateralized reinsurance coverage funded through the issuance of securitized risk linked securities, known as catastrophe bonds.

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

In addition to the United States and Canadian coverages described above, for hurricane events in Florida, we have a combination of reinsurance coverages. We have reinsurance from the Florida Hurricane Catastrophe Fund (FHCF), which is a state-mandated fund designed to reimburse insurers for a portion of their residential catastrophic hurricane losses. This program was renewed June 1, 2009. Our retention and coverage limits will be determined by the FHCF in the third quarter of 2009. We expect that our initial retention in Florida for homeowners-related losses will be approximately $185 million and the program will provide coverage of 90% of covered losses between $185 million and $685 million. Additionally, the 2009 catastrophe bond coverage provides coverage of 50% of homeowners-related hurricane losses between $850 million and $1,150 million.

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

Our commercial property per risk treaty was renewed with only slight changes in coverage. This treaty provides approximately $560 million of coverage per risk in excess of our initial retention, which is generally $25 million.

Our property reinsurance treaties generally contain terrorism exclusions for acts perpetrated by foreign terrorists, and for nuclear, biological, chemical and radiological loss causes whether such acts are perpetrated by foreign or domestic terrorists.

We expect that the overall cost of our property reinsurance program in 2009 will be modestly higher than in 2008. We do not expect the changes we made to our reinsurance program during 2009 to have a material effect on the Corporation’s results of operations, financial condition or liquidity.

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

Underwriting results were highly profitable in the first six months and second quarter of 2009 and 2008. Results in the first six months of 2009 were slightly less profitable than results in the same period in 2008, whereas results in the second quarter of 2009 were modestly more profitable than those in the same period in 2008. The combined loss and expense ratio for our overall property and casualty business was as follows:

	Periods Ended June 30
	Six Months		Second Quarter
	2009	2008	2009	2008

Loss ratio	56.5%	56.1%	55.7%	58.7%
Expense ratio	30.5	30.1	30.2	29.8

Combined ratio	87.0%	86.2%	85.9%	88.5%

The relatively low loss ratio in all periods reflects the favorable loss experience which we believe resulted from our disciplined underwriting in recent years as well as relatively mild loss trends in certain classes of business. The slightly higher loss ratio in the first six months of 2009 compared with the same period in 2008 was due in part to the cumulative impact of rate reductions experienced in our commercial and professional liability classes over the past several years as well as a lower amount of favorable prior year loss development, offset in large part by a more modest impact from catastrophe losses. The lower loss ratio in the second quarter of 2009 compared with the same period in 2008 was due to significantly lower catastrophe losses.

Catastrophe losses were $69 million in the first six months of 2009, which represented 1.2 percentage points of the combined loss and expense ratio, compared with $214 million, or 3.6 percentage points, in the same period in 2008. Catastrophe losses were $43 million in the second quarter of 2009, which represented 1.5 percentage points of the combined ratio, compared with $160 million or 5.4 percentage points in the same period in 2008. The catastrophe losses in the second quarter of 2008 were primarily related to storms in the midwest United States.
The expense ratio was slightly higher in the first six months and second quarter of 2009 compared with the same periods in 2008, due primarily to an increase in the commission ratio. The increase was due for the most part to modestly higher commission rates in the United States in certain classes of business.

Review of Underwriting Results by Business Unit

Personal Insurance

Net premiums written from personal insurance, which represented 32% of our premiums written in the first six months of 2009, decreased by 5% in the first six months and second quarter of 2009 compared with the comparable periods in 2008, largely due to the impact of currency fluctuation on business written outside the U.S. Net premiums written for the classes of business within the personal insurance segment were as follows:

	Six Months Ended June 30		% Incr.	Quarter Ended June 30		% Incr.
	2009	2008	(Decr.)	2009	2008	(Decr.)
	(in millions)			(in millions)

Automobile	$278	$303	(8)%	$147	$161	(9)%
Homeowners	1,151	1,213	(5)	637	674	(5)
Other	375	376	—	177	180	(2)

Total personal	$1,804	$1,892	(5)	$961	$1,015	(5)

Personal automobile premiums decreased in the 2009 periods due to a highly competitive U.S. marketplace as well as the impact of currency fluctuation on business written outside the United States. Premium growth in our homeowners business was constrained by the downturn in the economy, which resulted in a slowdown in construction of new homes as well as lower demand for jewelry and fine arts endorsements. The in-force policy count for this class decreased modestly during the first six months of 2009. Premiums from our other personal business, which includes insurance for excess liability, yacht and accident and health coverages, were flat for the first six months of 2009 and decreased modestly in the second quarter compared with the same periods in 2008. Growth in our accident and health business in the U.S. in the 2009 periods, due primarily to a select initiative, was offset by the effect of currency fluctuation on our non-U.S. accident and health business.

Our personal insurance business produced highly profitable underwriting results in the first six months and second quarter of both 2009 and 2008. The combined loss and expense ratios for the classes of business within the personal insurance segment were as follows:

	Periods Ended June 30
	Six Months		Second Quarter
	2009	2008	2009	2008

Automobile	90.1%	89.8%	90.5%	86.7%
Homeowners	84.3	77.4	80.7	75.1
Other	93.9	97.7	90.7	101.5
Total personal	87.0	83.3	84.2	81.9

Our personal automobile business produced similarly profitable results in the first six months of 2009 and 2008. Results in the second quarter of 2009 were modestly less profitable than those in the same period of 2008.

Homeowners results were highly profitable in the first six months and second quarter of 2009 and 2008, but more so in 2008. The less profitable results in 2009 were largely attributable to a higher impact from significant non-catastrophe related losses. Catastrophe losses represented 3.5 and 4.7 percentage points of the combined ratio for this class in the first six months and second quarter of 2009, respectively, compared with 4.7 and 6.7 percentage points, respectively, in the comparable periods of 2008.

Other personal results were more profitable in the first six months and second quarter of 2009 compared with the same periods in 2008, due primarily to significant improvement in our excess liability business. Our excess liability business produced highly profitable results in the first six months and second quarter of 2009 compared with unprofitable results in the same periods in 2008. Our accident and health business produced breakeven results in the first six months and second quarter of 2009 compared with profitable results in the first six months and modestly unprofitable results in the second quarter of 2008. Our yacht business produced highly profitable results in the first six months and second quarter of both years.

Commercial Insurance

Net premiums written from commercial insurance, which represented 45% of our premiums written in the first six months of 2009, decreased by 6% in the first six months of 2009 and 7% in the second quarter compared with the same periods a year ago. Net premiums written for the classes of business within the commercial insurance segment were as follows:

	Six Months Ended June 30		% Incr.	Quarter Ended June 30		% Incr.
	2009	2008	(Decr.)	2009	2008	(Decr.)
	(in millions)			(in millions)

Multiple peril	$561	$607	(8)%	$292	$312	(6)%
Casualty	815	896	(9)	406	436	(7)
Workers’ compensation	424	461	(8)	188	213	(12)
Property and marine	673	677	(1)	327	340	(4)

Total commercial	$2,473	$2,641	(6)	$1,213	$1,301	(7)

Approximately half of the decrease in premiums in our commercial insurance business in the first six months and second quarter of 2009 was attributable to the impact of currency fluctuation on business written outside the United States, with the remaining decrease due to the adverse effects of the economic downturn. Overall, renewal rates were up slightly in the first six months of 2009. Retention levels of our existing customers remained strong, similar to those in the first six months of 2008. However, new business volume in the first six months of 2009 was down from 2008 levels. While we have obtained some new business due to the dislocation in the insurance markets caused by the impact of the financial market crisis on some of our competitors, the impact has been offset by a general reduction in insurance demand due to the effects of the economic downturn. We have continued to maintain our underwriting discipline in this competitive market, renewing business and writing new business only where we believe we are securing acceptable rates and appropriate terms and conditions for the exposures. We expect these market conditions to continue for the remainder of this year.

Our commercial insurance business produced highly profitable underwriting results in the first six months and second quarter of both 2009 and 2008, but somewhat more so in the 2009 periods. The combined loss and expense ratios for the classes of business within the commercial insurance segment were as follows:

	Periods Ended June 30
	Six Months		Second Quarter
	2009	2008	2009	2008

Multiple peril	82.8%	78.9%	79.9%	79.5%
Casualty	97.7	92.1	92.7	91.9
Workers’ compensation	89.6	80.2	91.8	77.8
Property and marine	86.2	107.3	91.4	120.4
Total commercial	89.7	90.5	89.2	93.7

Results in both years benefited from disciplined risk selection and appropriate policy terms and conditions in recent years. The more profitable results in the 2009 periods were due to a lesser impact from catastrophe losses, particularly in the property and marine classes, largely offset by the cumulative impact of rate reductions experienced over the past several years.

Multiple peril results were highly profitable in the first six months and second quarter of both 2009 and 2008. Results in both years, but more so in 2008, benefited from very favorable loss experience in both the property and liability components of this business. Loss experience was particularly favorable in 2008 in the property component of this business outside of the United States. Catastrophe losses represented 1.4 percentage points of the combined ratio for this class in the first six months of 2009 and 0.7 percentage points in the second quarter compared with 4.1 and 5.5 percentage points, respectively, in the same periods of 2008.

Our casualty business produced profitable results in the first six months of 2009 and 2008, but more so in the first six months of 2008. Results in the second quarter of both years were similarly profitable. The less profitable results in the first six months of 2009 were primarily attributable to the excess liability component of this business which produced breakeven results in the first six months of 2009 compared with profitable results in the comparable period in 2008. The automobile and primary liability components of this business were highly profitable in both periods. Casualty results in the first six months and second quarter of both years were adversely affected by incurred losses related to toxic waste claims. Such losses represented 4.4 and 3.9 percentage points of the combined ratio in the first six months of 2009 and 2008, respectively, and 3.8 and 4.7 percentage points in the second quarter of 2009 and 2008, respectively.

Workers’ compensation results were highly profitable in the first six months and second quarter of 2009 and 2008, but more so in 2008. Results in both periods benefited from our disciplined risk selection during the past several years. The less profitable results in the 2009 periods were due in large part to lower earned premiums, the result of rate reductions associated with state reforms and increased competition. Results in the 2008 periods also benefited from favorable prior year loss development.

Property and marine results were highly profitable in the first six months and second quarter of 2009 compared with unprofitable results in the same periods in 2008. The more profitable results in 2009 were due primarily to lower catastrophe losses. Catastrophe losses represented 1.3 percentage points of the combined ratio for this class in the first six months of 2009 and 2.3 percentage points in the second quarter compared with 19.8 and 30.5 percentage points, respectively, in the same periods of 2008.

Specialty Insurance

Net premiums written from specialty insurance, which represented 23% of our premiums written in the first six months of 2009, decreased by 8% in the first six months of 2009 and 6% in the second quarter compared with the same periods a year ago. Net premiums written for the classes of business within the specialty insurance segment were as follows:

	Six Months Ended June 30		% Incr.	Quarter Ended June 30		% Incr.
	2009	2008	(Decr.)	2009	2008	(Decr.)
	(in millions)			(in millions)

Professional liability	$1,137	$1,230	(8)%	$584	$626	(7)%
Surety	162	184	(12)	85	85	—

Total specialty	$1,299	$1,414	(8)	$669	$711	(6)

The decrease in net premiums written in our professional liability business in the first six months and second quarter of 2009 was due to several factors. About half of the decrease was due to the impact of currency fluctuation on business written outside the U.S. The remainder of the decrease was due mostly to lower retention levels, reduced purchases of certain coverages and reduced new business volume in the U.S. compared to the comparable periods in 2008. Renewal rates in the U.S. increased slightly overall, after several years of decline. While we have obtained some new business as a result of the market dislocation in the insurance industry, this was offset by the decrease in the demand for insurance resulting from the general economic downturn. We have continued our focus on underwriting discipline, obtaining what we believe are acceptable rates and appropriate terms and conditions on both new business and renewals.

The decrease in net premiums written for our surety business in the first six months of 2009 was due primarily to the effects of the weaker economy, a trend that we expect will continue as the year progresses.

Our specialty insurance business produced highly profitable underwriting results in the first six months and second quarter of 2009 and 2008. The combined loss and expense ratios for the classes of business within the specialty insurance segment were as follows:

	Periods Ended June 30
	Six Months		Second Quarter
	2009	2008	2009	2008

Professional liability	90.6%	83.8%	90.1%	84.0%
Surety	38.4	81.4	38.5	128.4
Total specialty	84.4	83.6	83.9	89.3

Our professional liability business produced highly profitable results in the first six months and second quarter of 2009 and 2008. Results in both periods were particularly profitable in the fidelity, employment practices liability and fiduciary liability classes. The directors and officers liability class was also profitable in both years. Results in the errors and omissions liability class were unprofitable in 2009 and 2008. The results of our professional liability business were less profitable in the 2009 periods compared with the same periods in 2008 due mainly to a lower amount of favorable prior year loss development. The favorable development in both years was driven by continued positive loss trends related to accident years 2006 and prior. These trends were largely the result of a favorable business climate, lower policy limits and better terms and conditions. The expected combined ratio for the current accident year in our professional liability business is slightly above breakeven, due in part to the uncertainty surrounding the crisis in the financial markets that began in 2008 and has continued in 2009.

Surety results were highly profitable in the first six months and second quarter of 2009. Surety results were highly unprofitable in the second quarter of 2008 due to one large loss, but despite this were highly profitable in the first six months of 2008. Our surety business tends to be characterized by infrequent but potentially severe losses.

Reinsurance Assumed

Net premiums written from our reinsurance assumed business, which is in runoff, were not significant in the first six months and second quarter of 2009 or 2008.

Reinsurance assumed results were profitable in the first six months and second quarter of 2009 and 2008. Results in the first six months and second quarter of both years benefited from favorable prior year loss development.

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

Our gross case and incurred but not reported (IBNR) loss reserves and related reinsurance recoverable by class of business were as follows:

	Gross Loss Reserves			Reinsurance	Net Loss
June 30, 2009	Case	IBNR	Total	Recoverable	Reserves
	(in millions)

Personal insurance
Automobile	$220	$188	$408	$14	$394
Homeowners	405	309	714	35	679
Other	370	654	1,024	179	845

Total personal	995	1,151	2,146	228	1,918

Commercial insurance
Multiple peril	561	1,065	1,626	35	1,591
Casualty	1,522	4,699	6,221	389	5,832
Workers’ compensation	854	1,422	2,276	214	2,062
Property and marine	802	448	1,250	456	794

Total commercial	3,739	7,634	11,373	1,094	10,279

Specialty insurance
Professional liability	1,600	6,187	7,787	431	7,356
Surety	18	49	67	8	59

Total specialty	1,618	6,236	7,854	439	7,415

Total insurance	6,352	15,021	21,373	1,761	19,612

Reinsurance assumed	328	875	1,203	377	826

Total	$6,680	$15,896	$22,576	$2,138	$20,438

	Gross Loss Reserves			Reinsurance	Net Loss
December 31, 2008	Case	IBNR	Total	Recoverable	Reserves
	(in millions)

Personal insurance
Automobile	$210	$195	$405	$14	$391
Homeowners	434	310	744	29	715
Other	382	608	990	175	815

Total personal	1,026	1,113	2,139	218	1,921

Commercial insurance
Multiple peril	589	1,034	1,623	37	1,586
Casualty	1,431	4,621	6,052	392	5,660
Workers’ compensation	832	1,377	2,209	227	1,982
Property and marine	889	449	1,338	499	839

Total commercial	3,741	7,481	11,222	1,155	10,067

Specialty insurance
Professional liability	1,690	5,959	7,649	474	7,175
Surety	28	51	79	11	68

Total specialty	1,718	6,010	7,728	485	7,243

Total insurance	6,485	14,604	21,089	1,858	19,231

Reinsurance assumed	370	908	1,278	354	924

Total	$6,855	$15,512	$22,367	$2,212	$20,155

Loss reserves, net of reinsurance recoverable, increased by $283 million during the first six months of 2009. Loss reserves related to our insurance business increased by $381 million, which included an increase of approximately $110 million related to currency fluctuation due to the weakening of the U.S. dollar. Loss reserves related to our reinsurance assumed business, which is in runoff, decreased by $98 million.

Gross case reserves related to our insurance business decreased by $133 million during the first six months of 2009, largely due to settlements related to previously existing case reserves, particularly in the professional liability classes as well as in the personal and commercial property classes related to catastrophes.

In establishing the loss reserves of our property and casualty subsidiaries, we consider facts currently known and the present state of the law and coverage litigation. Based on all information currently available, we believe that the aggregate loss reserves at June 30, 2009 were adequate to cover claims for losses that had occurred as of that date, including both those known to us and those yet to be reported. However, as discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008, there are significant uncertainties inherent in the loss reserving process. It is therefore possible that management’s estimate of the ultimate liability for losses that had occurred as of June 30, 2009 may change, which could have a material effect on the Corporation’s results of operations and financial condition.

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

We estimate that we experienced overall favorable prior year development of about $340 million during the first six months of 2009 and $210 million in the second quarter compared with favorable prior year development of about $450 million and $235 million, respectively, in the comparable periods of 2008.

The favorable development in the first six months of 2009 was primarily in the professional liability classes, due to the continued favorable loss trends related to accident years 2004 through 2006, in the commercial property classes, largely related to the 2008 accident year, as well as in the commercial casualty classes related to accident years 2006 and prior. The favorable development in the first six months of 2008 was primarily in certain professional liability and commercial liability classes, due to the favorable loss trends related to accident years 2005 and prior, and in the homeowners and commercial property classes, largely related to the 2007 accident year.

     Investment Results

Property and casualty investment income before taxes decreased by 7% in the first six months of 2009 and by 6% in the second quarter of 2009 compared with the same periods in 2008. About half of the decline was related to currency fluctuation on income from our non-U.S. investments. The decrease in investment income was also due to lower yields, especially on short term investments. Average invested assets of the property and casualty subsidiaries for the first six months and second quarter of 2009 and 2008 were similar as a result of substantial dividend distributions made by the property and casualty subsidiaries to Chubb during 2008, particularly in the latter part of the year.

The effective tax rate on investment income was 19.3% in the first six months of 2009 compared with 20.2% in the same period of 2008. The effective tax rate fluctuates as a result of holding a different proportion of our investment portfolio in tax exempt securities during different periods.

On an after-tax basis, property and casualty investment income decreased by 6% in the first six months of 2009 and 5% in the second quarter compared with the same periods in 2008. The after-tax annualized yield on the investment portfolio that supports the property and casualty insurance business was 3.41% and 3.49% in the first six months of 2009 and 2008, respectively. Management uses property and casualty investment income after tax, a non-GAAP financial measure, to evaluate its investment performance because it reflects the impact of any change in the proportion of the investment portfolio invested in tax exempt securities and is therefore more meaningful for analysis purposes than investment income before income tax.

Corporate and Other

Corporate and other comprises investment income earned on corporate invested assets, interest expense and other expenses not allocated to our operating subsidiaries and the results of our non-insurance subsidiaries.

Corporate and other produced a loss before taxes of $121 million in the first six months of 2009 compared with a loss of $106 million in the first six months of 2008. The higher loss in 2009 was due primarily to higher interest expense and lower investment income. The higher interest expense was the result of the issuance of additional debt during the first half of 2008, the proceeds of which were used to repurchase shares of Chubb’s common stock.

Realized Investment Gains and Losses

Net realized investment gains and losses were as follows:

	Periods Ended June 30
	Second Quarter		Six Months
	2009	2008	2009	2008
	(in millions)

Net realized gains (losses)
Fixed maturities	$18	$(7)	$48	$(3)
Equity securities	60	33	71	52
Other invested assets	(32)	(6)	(280)	64

	46	20	(161)	113

Other-than-temporary impairment losses
Fixed maturities	(11)	(31)	(19)	(31)
Equity securities	(8)	(65)	(59)	(90)

	(19)	(96)	(78)	(121)

Realized investment gains (losses) before tax	$27	$(76)	$(239)	$(8)

Realized investment gains (losses) after tax	$18	$(49)	$(155)	$(5)

The net realized gains and losses on other invested assets represent the aggregate of distributions to us from the limited partnerships in which we have an interest and changes in our equity in the net assets of the partnerships based on valuations provided to us by the manager of each partnership. Due to the timing of our receipt of valuation data from the investment managers, these investments are generally reported on a one quarter lag. In the first six months of 2009, limited partnerships losses were $280 million which were largely due to losses on the underlying assets held by the limited partnerships and reflected both the decline in the value of equities and the increase in credit spreads that occurred during late 2008.

We regularly review those invested assets whose fair value is less than cost to determine if an other-than-temporary decline in value has occurred. We have a monitoring process overseen by a committee of investment and accounting professionals that is responsible for identifying those securities to be specifically evaluated for potential other-than-temporary impairment.

The determination of whether a decline in value of any investment is temporary or other-than-temporary requires the judgment of management. The assessment of other-than-temporary impairment of fixed maturities and equity securities is based on both quantitative criteria and qualitative information and also considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than the cost, the financial condition and near term prospects of the issuer, whether the issuer is current on contractually obligated interest and principal payments, general market conditions and industry or sector specific factors. The decision to recognize a decline in the value of a security carried at fair value as other-than-temporary rather than temporary has no impact on shareholders’ equity.

For fixed maturities, prior to April 1, 2009, we considered many factors including the intent and ability to hold a security for a period of time sufficient to allow for the recovery of the security’s cost. When an impairment was deemed other than temporary, the security was written down to fair value and the entire writedown was charged to income as a realized investment loss. Effective April 1, 2009, the Corporation adopted Financial Accounting Standards Board Staff Postition (FSP) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP modified the guidance on the recognition of other-than-temporary impairments of debt securities. Under this guidance, we are required to recognize an other-than-temporary impairment loss for a fixed maturity when we conclude that we have the intent to sell or it is more likely than not that we will be required to sell an impaired fixed maturity before the security recovers to its amortized cost value or it is likely we will not recover the entire amortized cost value of an impaired security. If we have the intent to sell or it is more likely than not we will be required to sell an impaired fixed maturity before the security recovers to its amortized cost value, the security is written down to fair value and the entire amount of the writedown is charged to income as a realized investment loss. For all other impaired fixed maturities, the impairment loss is separated into the amount representing the credit loss and the amount representing the loss related to all other factors. The amount of the impairment loss that represents the credit loss is charged to income as a realized investment loss and the amount of the impairment loss that relates to all other factors is included in other comprehensive income.

For equity securities, we consider our intent and ability to hold a security for a period of time sufficient to allow us to recover our cost. If a decline in the fair value of an equity security is deemed to be other than temporary, the security is written down to fair value and the amount of the writedown is charged to income as a realized investment loss.

As a result of the significant crisis in the financial markets that occurred during 2008 and has continued into 2009, the fair value of many of our investments have declined to a level below our cost. Conditions in the equity and fixed maturity markets have improved somewhat in 2009; however, if conditions deteriorate during the remainder of 2009, additional securities may be deemed to be other-than-temporarily impaired in the future.

Capital Resources and Liquidity

Capital resources and liquidity represent a company’s overall financial strength and its ability to generate cash flows, borrow funds at competitive rates and raise new capital to meet operating and growth needs.

Capital Resources

Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. At June 30, 2009, the Corporation had shareholders’ equity of $14.5 billion and total debt of $4.0 billion.

Management regularly monitors the Corporation’s capital resources. In connection with our long term capital strategy, Chubb from time to time contributes capital to its property and casualty subsidiaries. In addition, in order to satisfy capital needs as a result of any rating agency capital adequacy or other future rating issues, or in the event we were to need additional capital to make strategic investments in light of market opportunities, we may take a variety of actions, which could include the issuance of additional debt and/or equity securities. We believe that our strong financial position and existing debt levels provide us with the flexibility and capacity to obtain funds externally through debt or equity financings on both a short term and long term basis.

In December 2008, the Board of Directors authorized the repurchase of up to 20,000,000 shares of Chubb’s common stock. The authorization has no expiration date. During the first six months of 2009, we repurchased 4,114,529 shares of Chubb’s common stock in open market transactions at a cost of $164 million. As of June 30, 2009, 15,669,371 shares remained under the share repurchase authorization. We expect to repurchase all of the shares remaining under the authorization by the end of 2009, subject to market conditions.

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

Our strong underwriting results continued to generate substantial new cash. New cash from operations available for investment by our property and casualty subsidiaries was approximately $1.0 billion in the first six months of 2009 compared with $525 million in the same period in 2008. New cash available was higher as a result of the property and casualty subsidiaries not paying a dividend to Chubb during the first six months of 2009 compared with dividends of $800 million paid to Chubb in the first six months of 2008. This was caused by a difference in the timing of subsidiary dividends in 2008 and those anticipated in 2009. Partially offsetting the lower dividend payments to Chubb was the impact of modestly lower premium receipts in the first six months of 2009 compared with the same period in 2008. In our U.S. property and casualty operations, during the first six months of 2009 we invested new cash in tax exempt bonds and corporate bonds.

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

As a holding company, Chubb’s ability to continue to pay dividends to shareholders and to satisfy its debt obligations relies on the availability of liquid assets, which is dependent in large part on the dividend paying ability of its property and casualty subsidiaries. Our property and casualty subsidiaries are subject to laws and regulations in the jurisdictions in which they operate that restrict the amount of dividends they may pay without the prior approval of regulatory authorities. The restrictions are generally based on net income and on certain levels of policyholders’ surplus as determined in accordance with statutory accounting practices. Dividends in excess of such thresholds are considered “extraordinary” and require prior regulatory approval. The maximum dividend distribution that may be made by the property and casualty subsidiaries to Chubb during 2009 without prior approval is approximately $1.2 billion. As noted above, during the first six months of 2009, these subsidiaries paid no dividends to Chubb compared with $800 million of dividends paid during the same period of 2008.

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

Our objective is to achieve the appropriate mix of taxable and tax exempt securities in our portfolio to balance both investment and tax strategies. At June 30, 2009, 68% of our U.S. fixed maturity portfolio was invested in tax exempt bonds, compared with 69% at December 31, 2008. About 80% of our tax exempt bonds are rated AA or better by Moody’s or Standard and Poor’s, with about 25% rated AAA. The average rating of our tax exempt bonds is AA. While about 40% of our tax exempt bonds are insured, the effect of insurance on the average credit rating of these bonds is insignificant. The insured tax exempt bonds in our portfolio have been selected based on the quality of the underlying credit and not the value of the credit insurance enhancement.

At June 30, 2009, we held $3.6 billion of mortgage-backed securities which comprised 23% of our taxable bond portfolio. About 97% of the mortgage-backed securities are rated AAA, and of the remaining 3%, half are investment grade. Of the AAA rated securities, about 60% are residential mortgage-backed securities, consisting of government agency pass-through securities guaranteed by a government agency or a government sponsored enterprise (GSE), GSE collateralized mortgage obligations (CMOs) and other CMOs, all backed by single family home mortgages. The majority of the CMOs are actively traded in liquid markets. The other 40% of the AAA rated securities are call protected, commercial mortgage-backed securities (CMBS). About 90% of our CMBS are senior securities with the highest level of subordination. The remainder of our CMBS are seasoned securities that were issued in 2004 or earlier.

The net unrealized appreciation before tax of our fixed maturities and equity securities carried at fair value was $512 million at June 30, 2009 compared with net unrealized depreciation before tax of $220 million at December 31, 2008. Such unrealized appreciation and depreciation is reflected in comprehensive income or loss, net of applicable deferred income tax.

Credit spreads, which refer to the differences between the yields on U.S. Treasury securities and the yields on other fixed maturity investments, decreased significantly for almost all fixed maturity investments during the first six months 2009. This decrease resulted in an increase in the fair value of many of our fixed maturity investments.

Fair Values of Financial Instruments

Fair values of financial instruments are determined using valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Fair values are generally measured using quoted prices in active markets for identical assets or liabilities or other inputs, such as quoted prices for similar assets or liabilities that are observable, either directly or indirectly. In those instances where observable inputs are not available, fair values are measured using unobservable inputs for the asset or liability. Unobservable inputs reflect our own assumptions about the assumptions that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. Fair value estimates derived from unobservable inputs are affected by the assumptions used, including the discount rates and the estimated amounts and timing of future cash flows. The derived fair value estimates cannot be substantiated by comparison to independent markets and are not necessarily indicative of the amounts that would be realized in a current market exchange.

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure the fair values of our fixed maturities and equity securities into three broad levels as follows:

Level 1 — Unadjusted quoted prices in active markets for identical assets.

Level 2 — Other inputs that are observable for the asset, either directly or indirectly.

Level 3 — Inputs that are unobservable.

The methods and assumptions used to estimate the fair values of financial instruments are as follows:

Fair values for fixed maturities are determined by management, utilizing prices obtained from an independent, nationally recognized pricing service or, in the case of securities for which prices are not provided by a pricing service, from independent brokers. For fixed maturities that have quoted prices in active markets, market quotations are provided. For fixed maturities that do not trade on a daily basis, the pricing services and brokers provide fair value estimates using a variety of inputs including, but not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, reference data, prepayment spreads and measures of volatility. Management reviews on an ongoing basis the reasonableness of the methodologies used by the relevant pricing services and brokers. In addition, management, using the prices received for the securities from the pricing services and brokers, determines the aggregate portfolio price performance and reviews it against applicable indices. If management believes that significant discrepancies exist, it will discuss these with the relevant pricing service or broker to resolve the discrepancies.

Fair values of equity securities are based on quoted market prices.

The carrying value of short term investments approximates fair value due to the short maturities of these investments.

Fair values of long term debt issued by Chubb are determined by management, utilizing prices obtained from an independent, nationally recognized pricing service. Such prices are subject to management review similar to the review of prices received related to our fixed maturities.

We use a pricing service to estimate fair value measurements for approximately 99% of our fixed maturities. The prices we obtain from a pricing service and brokers generally are non-binding, but are reflective of current market transactions in the applicable financial instruments. At June 30, 2009, we did not hold financial instruments in our investment portfolio for which a lack of market liquidity impacted our determination of fair value.

Change in Accounting Principle

Effective April 1, 2009, we adopted FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP modified the guidance on the recognition of other-than-temporary impairments of debt securities. The adoption of this FSP did not have a significant effect on the Corporation’s financial position or results of operations. The adoption of this FSP is discussed further in Note(2) of the Notes to Consolidated Financial Statements.

Item 4 —	Controls and Procedures

As of June 30, 2009, an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) was performed under the supervision and with the participation of the Corporation’s management, including the chief executive officer and chief financial officer. Based on that evaluation, Chubb’s chief executive officer and chief financial officer concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2009.

During the quarter ended June 30, 2009, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A —	Risk Factors

The Corporation’s business is subject to a number of risks, including those identified in Item 1A of Chubb’s Annual Report on Form 10-K for the year ended December 31, 2008, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from fiscal period to fiscal period. The risks described in the Annual Report on Form 10-K and Quarterly Reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could have a material effect on our business, results of operations, financial condition and/or liquidity.

Item 2 —	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes Chubb’s stock repurchased each month in the quarter ended June 30, 2009.

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number	Average	as Part of	Yet be Purchased
	of Shares	Price Paid	Publicly Announced	Under the
Period	Purchased(a)	per Share	Plans or Programs	Plans or Programs(b)

April 2009	120,000	$39.41	120,000	17,859,400

May 2009	1,673,500	39.04	1,673,500	16,185,900

June 2009	516,529	39.72	516,529	15,669,371

Total	2,310,029	39.21	2,310,029

(a)	The stated amounts exclude 2,111 shares delivered to Chubb during the month of May 2009 by employees of the Corporation to cover option exercise prices and withholding taxes in connection with the Corporation’s stock-based compensation plans.

(b)	On December 4, 2008, the Board of Directors authorized the repurchase of up to 20,000,000 shares of common stock. The authorization has no expiration date.

Item 4 —	Submission of Matters to a Vote of Security Holders

Information regarding the matters submitted to a vote of Chubb’s security holders at Chubb’s annual meeting conducted on April 28, 2009, including the voting results relating thereto, is set forth in Item 8.01 of Chubb’s current report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2009. Item 8.01 of this Form 8-K is incorporated herein by reference.

Item 6 —	Exhibits

Exhibit
Number			Description

		-	Material Contracts
10.1			The Chubb Corporation Long-Term Incentive Plan (2009) incorporated by reference to Exhibit 99.1 of the registrant’s registration statement on Form S-8 filed on April 28, 2009 (File No. 333-158841).
10.2			Form of Deferred Stock Unit Agreement under The Chubb Corporation Long-Term Incentive Plan (2009) filed herewith.

		-	Rule 13a-14(a)/15d-14(a) Certifications
31.1			Certification by John D. Finnegan filed herewith.
31.2			Certification by Richard G. Spiro filed herewith.

		-	Section 1350 Certifications
32.1			Certification by John D. Finnegan filed herewith.
32.2			Certification by Richard G. Spiro filed herewith.

		-	Interactive Data File
101	.INS*		XBRL Instance Document
101	.SCH*		XBRL Taxonomy Extension Schema Document
101	.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document
101	.LAB*		XBRL Taxonomy Extension Label Linkbase Document
101	.PRE*		XBRL Taxonomy Extension Presentation Linkbase Document
101	.DEF*		XBRL Taxonomy Extension Definition Linkbase Document

*	Pursuant to applicable securities laws and regulations, the Corporation is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Corporation has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Chubb Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHUBB CORPORATION

(Registrant)

By:	/s/ John J. Kennedy
John J. Kennedy
Senior Vice-President and Chief Accounting
Officer

Date: August 10, 2009