Form 10-Q
period 2009-09-30
CHUBB CORP
filed 2009-11-06
CIK 20171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   SEPTEMBER 30, 2009
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
YES ☐ NO ☑
The number of shares of common stock outstanding as of September 30, 2009 was 341,572,078.

THE CHUBB CORPORATION
INDEX

Page Number
Part I. Financial Information:

Item 1 — Financial Statements:
Consolidated Statements of Income for the Three Months and Nine Months Ended September 30, 2009 and 2008	1
Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008	2
Consolidated Statements of Comprehensive Income for the Three Months and Nine Months Ended September 30, 2009 and 2008	3
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008	4
Notes to Consolidated Financial Statements	5
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 4 — Controls and Procedures	42

Part II. Other Information:

Item 1A — Risk Factors	43
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 6 — Exhibits	44

Signatures	44
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I. FINANCIAL INFORMATION
Item 1 —     Financial Statements
THE CHUBB CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
PERIODS ENDED SEPTEMBER 30

	Third Quarter		Nine Months
	2009	2008	2009	2008
	(in millions)
Revenues
Premiums Earned	$2,836	$2,964	$8,490	$8,926
Investment Income	414	439	1,224	1,316
Other Revenues	1	13	7	25
Realized Gains (Losses), Net
Total Other-Than-Temporary Impairment Losses on Investments	(24)	(96)	(117)	(217)
Other-Than-Temporary Impairment Losses on Investments Recognized in Other Comprehensive Income	4	—	19	—
Other Realized Gains (Losses), Net	89	(17)	(72)	96

Total Realized Gains (Losses), Net	69	(113)	(170)	(121)

Total Revenues	3,320	3,303	9,551	10,146

Losses and Expenses
Losses and Loss Expenses	1,534	2,006	4,721	5,339
Amortization of Deferred Policy Acquisition Costs	775	781	2,260	2,336
Other Insurance Operating Costs and Expenses	116	104	321	330
Investment Expenses	11	8	27	25
Other Expenses	2	13	9	30
Corporate Expenses	73	73	221	210

Total Losses and Expenses	2,511	2,985	7,559	8,270

Income Before Federal and Foreign Income Tax	809	318	1,992	1,876
Federal and Foreign Income Tax	213	54	504	479

Net Income	$596	$264	$1,488	$1,397

Net Income Per Share

Basic	$1.70	$.74	$4.21	$3.84
Diluted	1.69	.73	4.18	3.78

Dividends Declared Per Share	.35	.33	1.05	.99
See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
CONSOLIDATED BALANCE SHEETS

	Sept. 30,	Dec. 31,
	2009	2008
	(in millions)
Assets

Invested Assets
Short Term Investments	$2,587	$2,478
Fixed Maturities
Tax Exempt (cost $18,672 and $18,299)	19,758	18,345
Taxable (cost $15,957 and $14,592)	16,510	14,410
Equity Securities (cost $1,224 and $1,563)	1,353	1,479
Other Invested Assets	1,838	2,026

TOTAL INVESTED ASSETS	42,046	38,738

Cash	61	56
Accrued Investment Income	452	435
Premiums Receivable	2,034	2,201
Reinsurance Recoverable on Unpaid Losses and Loss Expenses	2,142	2,212
Prepaid Reinsurance Premiums	318	373
Deferred Policy Acquisition Costs	1,545	1,532
Deferred Income Tax	340	1,144
Goodwill	467	467
Other Assets	1,373	1,271

TOTAL ASSETS	$50,778	$48,429

Liabilities

Unpaid Losses and Loss Expenses	$22,902	$22,367
Unearned Premiums	6,198	6,367
Long Term Debt	3,975	3,975
Dividend Payable to Shareholders	121	118
Accrued Expenses and Other Liabilities	2,064	2,170

TOTAL LIABILITIES	35,260	34,997

Contingent Liabilities (Note 6)

Shareholders’ Equity

Common Stock — $1 Par Value; 371,980,460 and 371,980,710 Shares	372	372
Paid-In Surplus	209	253
Retained Earnings	15,658	14,509
Accumulated Other Comprehensive Income (Loss)	721	(735)
Treasury Stock, at Cost — 30,408,382 and 19,726,097 Shares	(1,442)	(967)

TOTAL SHAREHOLDERS’ EQUITY	15,518	13,432

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$50,778	$48,429

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PERIODS ENDED SEPTEMBER 30

	Third Quarter		Nine Months
	2009	2008	2009	2008
	(in millions)
Net Income	$596	$264	$1,488	$1,397

Other Comprehensive Income (Loss), Net of Tax
Change in Unrealized Appreciation or Depreciation of Investments	813	(350)	1,328	(814)
Change in Unrealized Other-Than-Temporary Impairment Losses on Investments	3	—	(6)	—
Foreign Currency Translation Gains (Losses)	98	(113)	143	(57)
Amortization of Net Loss and Prior Service Cost Included in Net Postretirement Benefit Costs	9	8	21	18

	923	(455)	1,486	(853)

Comprehensive Income (Loss)	$1,519	$(191)	$2,974	$544

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30

	2009	2008
	(in millions)
Cash Flows from Operating Activities
Net Income	$1,488	$1,397
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Increase in Unpaid Losses and Loss Expenses, Net	306	793
Decrease in Unearned Premiums, Net	(196)	(43)
Decrease in Premiums Receivable	167	93
Change in Income Tax Recoverable or Payable	(39)	(318)
Amortization of Premiums and Discounts on Fixed Maturities	140	157
Depreciation	46	49
Realized Investment Losses, Net	170	121
Other, Net	(236)	(105)

Net Cash Provided by Operating Activities	1,846	2,144

Cash Flows from Investing Activities
Proceeds from Fixed Maturities
Sales	2,512	2,893
Maturities, Calls and Redemptions	2,031	1,801
Proceeds from Sales of Equity Securities	368	267
Purchases of Fixed Maturities	(5,838)	(5,486)
Purchases of Equity Securities	(13)	(163)
Investments in Other Invested Assets, Net	(1)	(102)
Increase in Short Term Investments, Net	(108)	(571)
Increase in Net Payable from Security Transactions Not Settled	143	183
Purchases of Property and Equipment, Net	(38)	(35)
Other, Net	4	—

Net Cash Used in Investing Activities	(940)	(1,213)

Cash Flows from Financing Activities
Proceeds from Issuance of Long Term Debt	—	1,200
Repayment of Long Term Debt	—	(685)
Proceeds from Issuance of Common Stock Under Stock-Based Employee Compensation Plans	26	103
Repurchase of Shares	(564)	(1,170)
Dividends Paid to Shareholders	(366)	(353)
Other, Net	3	(29)

Net Cash Used in Financing Activities	(901)	(934)

Net Increase (Decrease) in Cash	5	(3)

Cash at Beginning of Year	56	49

Cash at End of Period	$61	$46

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1)	General

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and include the accounts of The Chubb Corporation (Chubb) and its subsidiaries (collectively, the Corporation). Significant intercompany transactions have been eliminated in consolidation.

Effective April 1, 2009, the Corporation adopted new guidance issued by the Financial Accounting Standards Board (FASB) related to the recognition and presentation of other-than-temporary impairments. This guidance may not be retroactively applied to prior periods’ financial statements; accordingly, consolidated financial statements for periods prior to April 1, 2009 have not been restated for this change in accounting policy. This accounting change is further described in Note (2).

The amounts included in this report are unaudited but include those adjustments, consisting of normal recurring items, that management considers necessary for a fair presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Notes to Consolidated Financial Statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008. The Corporation has performed an evaluation of subsequent events through November 6, 2009, which is the date the financial statements were issued. No significant subsequent events were identified.
2)	Adoption of New Accounting Pronouncements

Effective April 1, 2009, the Corporation adopted new guidance issued by the FASB related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. The FASB provided additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The FASB also included guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of this guidance did not have a significant effect on the Corporation’s financial position or results of operations.

THE CHUBB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Effective April 1, 2009, the Corporation adopted new guidance issued by the FASB related to the recognition and presentation of other-than-temporary impairments. The FASB modified the guidance on the recognition of other-than-temporary impairments of debt securities. Under this guidance, an entity is required to recognize an other-than-temporary impairment when the entity concludes it has the intent to sell or it is more likely than not the entity will be required to sell an impaired debt security before the security recovers to its amortized cost value or it is likely the entity will not recover the entire amortized cost value of an impaired debt security. This guidance also changes the presentation in the financial statements of other-than-temporary impairments and provides for enhanced disclosures of both debt and equity securities. Under this guidance, if an entity has the intent to sell or it is more likely than not the entity will be required to sell an impaired debt security before the security recovers to its amortized cost value, the security is written down to fair value and the entire amount of the writedown is charged to income as a realized investment loss. For all other impaired debt securities, the impairment loss is separated into the amount representing the credit loss and the amount representing the loss related to all other factors. The portion of the impairment loss that represents the credit loss is charged to income as a realized investment loss and the amount representing the loss that relates to all other factors is included in other comprehensive income. This guidance requires a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption with a corresponding adjustment to accumulated other comprehensive income. The cumulative effect adjustment from adopting this guidance resulted in a $30 million increase to retained earnings and a corresponding decrease to accumulated other comprehensive income. The adoption of this guidance did not have a significant effect on the Corporation’s financial position or results of operations.
     Effective January 1, 2009, the Corporation adopted new guidance issued by the FASB related to the accounting for financial guarantee insurance contracts, which clarifies the guidance for such contracts. The adoption of this guidance did not have a significant effect on the Corporation’s financial position or results of operations.
     Effective January 1, 2009, the Corporation adopted new guidance issued by the FASB related to determining whether instruments granted in share-based payment transactions are participating securities. This guidance addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting in computing earnings per share. The adoption of this guidance did not have a significant effect on the Corporation’s earnings per share.

THE CHUBB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3)	Invested Assets

(a)   The amortized cost and fair value of invested assets were as follows:

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
	(in millions)
Fixed maturities
Tax exempt	$18,672	$1,164	$78	$19,758

Taxable
U.S. Government and government agency and authority obligations	631	22	2	651
Corporate bonds	3,787	262	11	4,038
Foreign bonds	7,864	338	21	8,181
Residential mortgage-backed securities	1,988	90	24	2,054
Commercial mortgage-backed securities	1,687	5	106	1,586

	15,957	717	164	16,510

Total fixed maturities	$34,629	$1,881	$242	$36,268

Equity securities	$1,224	$213	$84	$1,353

At September 30, 2009, the gross unrealized depreciation of fixed maturities included $15 million of unrealized other-than-temporary impairment losses recognized in accumulated other comprehensive income.

The amortized cost and fair value of fixed maturities at September 30, 2009 by contractual maturity were as follows:

	Amortized	Fair
	Cost	Value
	(in millions)
Due in one year or less	$1,156	$1,175
Due after one year through five years	10,385	10,879
Due after five years through ten years	12,305	13,131
Due after ten years	7,108	7,443

	30,954	32,628
Residential mortgage-backed securities	1,988	2,054
Commercial mortgage-backed securities	1,687	1,586

	$34,629	$36,268

Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations.

THE CHUBB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(b) The components of unrealized appreciation or depreciation, including unrealized other-than-temporary impairment losses, of investments carried at fair value were as follows:

September 30, 2009
(in millions)
Fixed maturities
Gross unrealized appreciation	$1,881
Gross unrealized depreciation	242

1,639

Equity securities
Gross unrealized appreciation	213
Gross unrealized depreciation	84

129

1,768
Deferred income tax liability	619

$1,149

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

For fixed maturities, prior to April 1, 2009, the Corporation considered many factors including its intent and ability to hold a security for a period of time sufficient to allow for the recovery of the security’s cost. When an impairment was deemed other-than-temporary, the security was written down to fair value and the entire writedown was charged to income as a realized investment loss. Effective April 1, 2009, the Corporation adopted new guidance issued by the FASB which modified the guidance on the recognition of other-than-temporary impairments of debt securities. Under this guidance, the Corporation is required to recognize an other-than-temporary impairment loss when it concludes it has the intent to sell or it is more likely than not it will be required to sell an impaired fixed maturity before the security recovers to its amortized cost value or it is likely it will not recover the entire amortized cost value of an impaired debt security. Also under this guidance, if the Corporation has the intent to sell or it is more likely than not that the Corporation will be required to sell an impaired fixed maturity before the security recovers to its amortized cost value, the security is written down to fair value and the entire amount of the writedown is charged to income as a realized investment loss. For all other impaired fixed maturities, the impairment loss is separated into the amount representing the credit loss and the amount representing the loss related to all other factors. The amount of the impairment loss that represents the credit loss is charged to income as a realized investment loss and the amount of the impairment loss that relates to all other factors is included in other comprehensive income.

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

The following table summarizes, for all investment securities in an unrealized loss position at September 30, 2009, the aggregate fair value and gross unrealized depreciation, including unrealized other-than-temporary impairment losses, by investment category and length of time that individual securities have continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Depreciation	Value	Depreciation	Value	Depreciation
	(in millions)
Fixed maturities
Tax exempt	$29	$1	$1,346	$77	$1,375	$78

Taxable
U.S. Government and government agency and authority obligations	34	1	19	1	53	2
Corporate bonds	47	4	91	7	138	11
Foreign bonds	747	18	45	3	792	21
Residential mortgage- backed securities	21	5	90	19	111	24
Commercial mortgage- backed securities	—	—	1,430	106	1,430	106

	849	28	1,675	136	2,524	164

Total fixed maturities	878	29	3,021	213	3,899	242
Equity securities	392	40	178	44	570	84

	$1,270	$69	$3,199	$257	$4,469	$326

THE CHUBB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 30, 2009, approximately 590 individual fixed maturity and equity securities were in an unrealized loss position, of which approximately 550 were fixed maturities. The Corporation does not have the intent to sell and it is not more likely than not that the Corporation will be required to sell these fixed maturities before the securities recover to their amortized cost value. In addition, the Corporation believes that none of the declines in the fair values of these fixed maturities relate to credit losses. The Corporation has the intent and ability to hold the equity securities in an unrealized loss position for a period of time sufficient to allow for the recovery of cost. The Corporation believes that none of the declines in fair value of these fixed maturities and equity securities were other than temporary at September 30, 2009.

The change in unrealized appreciation or depreciation of investments carried at fair value, including the change in unrealized other-than-temporary impairment losses and the cumulative effect adjustment as a result of adopting new guidance issued by the FASB related to the recognition and presentation of other-than-temporary impairments effective April 1, 2009 (see Note (2)), was as follows:

	Periods Ended September 30, 2009
	Third Quarter	Nine Months
	(in millions)
Change in unrealized appreciation or depreciation of fixed maturities	$1,081	$1,775
Change in unrealized appreciation or depreciation of equity securities	175	213

	1,256	1,988
Deferred income tax	440	696

	$816	$1,292

(c) Realized investment gains and losses were as follows:

	Periods Ended September 30, 2009
	Third Quarter	Nine Months
	(in millions)
Fixed maturities
Gross realized gains	$30	$95
Gross realized losses	(13)	(30)
Other-than-temporary impairment losses	(3)	(22)

	14	43

Equity securities
Gross realized gains	7	78
Other-than-temporary impairment losses	(17)	(76)

	(10)	2

Other invested assets	65	(215)

	$69	$(170)

(d) As of September 30, 2009, fixed maturities still held by the Corporation for which a portion of their other-than-temporary impairment losses were recognized in other comprehensive income had cumulative credit-related losses of $21 million recognized in net income.

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

THE CHUBB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying values and fair values of financial instruments were as follows:

	September 30, 2009
	Carrying	Fair
	Value	Value
	(in millions)
Assets
Invested assets
Short term investments	$2,587	$2,587
Fixed maturities	36,268	36,268
Equity securities	1,353	1,353
Liabilities
Long term debt	3,975	4,221

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:

Level 1 — Unadjusted quoted prices in active markets for identical assets.

Level 2 — Other inputs that are observable for the asset, either directly or indirectly.

Level 3 — Inputs that are unobservable.

The fair values of fixed maturities and equity securities at September 30, 2009 categorized based upon the lowest level of input that was significant to the fair value measurement were as follows:

	Level 1	Level 2	Level 3	Total
	(in millions)

Fixed maturities	$—	$36,047	$221	$36,268

Equity securities	1,135	—	218	1,353

THE CHUBB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5)	Segments Information

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
	(in millions)
Revenues
Property and casualty insurance
Premiums earned
Personal insurance	$930	$950	$2,754	$2,837
Commercial insurance	1,192	1,253	3,585	3,801
Specialty insurance	704	731	2,110	2,219

Total insurance	2,826	2,934	8,449	8,857

Reinsurance assumed	10	30	41	69

	2,836	2,964	8,490	8,926
Investment income	400	418	1,180	1,254

Other revenues	—	—	—	4

Total property and casualty insurance	3,236	3,382	9,670	10,184

Corporate and other	15	34	51	83
Realized investment gains (losses), net	69	(113)	(170)	(121)

Total revenues	$3,320	$3,303	$9,551	$10,146

Income before income tax
Property and casualty insurance
Underwriting
Personal insurance	$166	$(21)	$409	$293
Commercial insurance	147	(51)	368	161
Specialty insurance	125	135	373	398

Total insurance	438	63	1,150	852

Reinsurance assumed	16	13	56	37

	454	76	1,206	889

Increase (decrease) in deferred policy acquisition costs	(31)	(7)	(11)	29

Underwriting income	423	69	1,195	918

Investment income	390	411	1,156	1,231

Other income (charges)	(12)	4	(7)	7

Total property and casualty insurance	801	484	2,344	2,156

Corporate and other loss	(61)	(53)	(182)	(159)
Realized investment gains (losses), net	69	(113)	(170)	(121)

Total income before income tax	$809	$318	$1,992	$1,876

THE CHUBB CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6)	Contingent Liabilities

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

7)	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Periods Ended September 30
	Third Quarter		Nine Months
	2009	2008	2009	2008
	(in millions, except
	for per share amounts)
Basic earnings per share:
Net income	$596	$264	$1,488	$1,397

Weighted average shares outstanding	350.3	356.8	353.4	363.6

Basic earnings per share	$1.70	$.74	$4.21	$3.84

Diluted earnings per share:
Net income	$596	$264	$1,488	$1,397

Weighted average shares outstanding	350.3	356.8	353.4	363.6

Additional shares from assumed exercise of stock-based compensation awards	3.2	5.5	3.0	5.6

Weighted average shares and potential shares assumed outstanding for computing diluted earnings per share	353.5	362.3	356.4	369.2

Diluted earnings per share	$1.69	$.73	$4.18	$3.78

Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition of the Corporation as of September 30, 2009 compared with December 31, 2008 and the results of operations for the nine months and three months ended September 30, 2009 and 2008. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes contained in this report and the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

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
•	Net income was $1.5 billion in the first nine months of 2009 and $596 million in the third quarter compared with $1.4 billion and $264 million, respectively, in the comparable periods of 2008. The modestly higher net income in the first nine months of 2009 was due to higher underwriting income in our property and casualty insurance business, due to lower catastrophe losses, offset in part by lower investment income and higher realized investment losses compared with the same period in 2008. The higher net income in the third quarter of 2009 compared with the same period in 2008 was attributable to two factors. First, underwriting income was higher in the third quarter of 2009 due to lower catastrophe losses. Second, we had realized investment gains in the third quarter of 2009 compared to realized investment losses in the third quarter of 2008.

•	Underwriting results were highly profitable in the first nine months of 2009 and 2008, but more so in 2009. Underwriting results in the third quarter of 2009 were highly profitable compared to modestly profitable results in the same period of 2008. Our combined loss and expense ratio was 86.5% in the first nine months of 2009 and 85.4% in the third quarter compared with 90.2% and 98.1% in the respective periods of 2008. The more profitable results in the first nine months of 2009 were primarily due to lower catastrophe losses, offset in part by a lower amount of favorable prior year loss development as well as the cumulative impact of rate reductions experienced in our commercial and professional liability classes over the past several years. The more profitable results in the third quarter of 2009 were due to lower catastrophe losses. Catastrophe losses were $91 million in the first nine months of 2009 and $22 million in the third quarter compared with $616 million and $402 million, respectively, in the corresponding periods of 2008.

•	During the first nine months of 2009, we estimate that we experienced overall favorable development of about $545 million on loss reserves established as of the previous year end, due to better than expected results in several classes, particularly the professional liability classes. During the third quarter of 2009, we estimate that we experienced overall favorable development of about $205 million, primarily in the professional liability and personal insurance classes. During the first nine months and third quarter of 2008, we estimate that we experienced overall favorable development of about $660 million and $210 million, respectively, due primarily to favorable loss experience in certain professional liability and commercial liability classes and lower than expected emergence of losses in the homeowners and commercial property classes.

•	Total net premiums written decreased by 7% in the first nine months and third quarter of 2009 compared with the same periods in 2008. In both periods, the decrease was primarily due to the general downturn in the economy. Premium growth was also adversely impacted by currency fluctuation on business written outside the United States due to the strength of the U.S. dollar in the first nine months of 2009 compared to the same period in 2008. We have continued our emphasis on underwriting discipline in a market environment that remains competitive.

•	Property and casualty investment income after tax decreased 5% in the first nine months of 2009 and 3% in the third quarter compared with the same periods in 2008. The decline in each period was due to lower yields, particularly on short term investments, as well as the effects of currency fluctuation on income from our non-U.S. investments. For more information on this non-GAAP financial measure, see “Property and Casualty Insurance — Investment Results.”

•	Net realized investment losses before taxes were $170 million in the first nine months of 2009 compared with $121 million in the same period of 2008. Net realized investment gains in the third quarter of 2009 were $69 million compared with net realized investment losses of $113 million in the same period in 2008. The net realized losses in the first nine months of 2009 were primarily attributable to losses in the first quarter from investments in limited partnerships. The net realized gains in the third quarter of 2009 were primarily attributable to gains related to investments in limited partnerships. The net realized losses in the first nine months and third quarter of 2008 were primarily attributable to other-than-temporary impairment losses.

A summary of our consolidated net income is as follows:

	Third Quarter		Nine Months
	2009	2008	2009	2008
	(in millions)
Property and Casualty Insurance	$801	$484	$2,344	$2,156
Corporate and Other	(61)	(53)	(182)	(159)
Realized Investment Gains (Losses)	69	(113)	(170)	(121)

Consolidated Income Before Income Tax	809	318	1,992	1,876
Federal and Foreign Income Tax	213	54	504	479

Consolidated Net Income	$596	$264	$1,488	$1,397

Property and Casualty Insurance

A summary of the results of operations of our property and casualty insurance business is as follows:

	Periods Ended September 30
	Third Quarter		Nine Months
	2009	2008	2009	2008
	(in millions)

Underwriting
Net Premiums Written	$2,705	$2,900	$8,294	$8,883
Decrease in Unearned Premiums	131	64	196	43

Premiums Earned	2,836	2,964	8,490	8,926

Losses and Loss Expenses	1,534	2,006	4,721	5,339
Operating Costs and Expenses	841	871	2,541	2,669
Decrease (Increase) in Deferred Policy Acquisition Costs	31	7	11	(29)
Dividends to Policyholders	7	11	22	29

Underwriting Income	423	69	1,195	918

Investments
Investment Income Before Expenses	400	418	1,180	1,254
Investment Expenses	10	7	24	23

Investment Income	390	411	1,156	1,231

Other Income (Charges)	(12)	4	(7)	7

Property and Casualty Income Before Tax	$801	$484	$2,344	$2,156

Property and Casualty Investment Income After Tax	$317	$327	$935	$981

Property and casualty income before tax was higher in the first nine months of 2009 compared to the same period in 2008. The higher income in 2009 was attributable to an increase in underwriting income, offset in part by lower investment income. The increase in underwriting income in 2009 was primarily due to lower catastrophe losses, offset in part by a lower amount of favorable prior year loss development as well as the cumulative impact of rate reductions experienced in our commercial and professional liability classes over the past several years. The decrease in investment income in 2009 was due to lower yields, particularly on short term investments, as well as the effects of currency fluctuation on income from our non-U.S. investments. Property and casualty income before tax was significantly higher in the third quarter of 2009 compared to the same period in 2008 due to substantially higher underwriting income as a result of lower catastrophe losses.

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

Net Premiums Written

Net premiums written were $8.3 billion in the first nine months of 2009 and $2.7 billion in the third quarter, compared with $8.9 billion and $2.9 billion, respectively, in the comparable periods of 2008.

Net premiums written by business unit were as follows:

	Nine Months Ended Sept. 30			Quarter Ended Sept. 30
	2009	2008	% Decr.	2009	2008	% Decr.
	(in millions)			(in millions)
Personal insurance	$2,750	$2,887	(5)%	$946	$995	(5)%
Commercial insurance	3,559	3,819	(7)	1,086	1,178	(8)
Specialty insurance	1,968	2,123	(7)	669	709	(6)

Total insurance	8,277	8,829	(6)	2,701	2,882	(6)
Reinsurance assumed	17	54	(69)	4	18	(78)

Total	$8,294	$8,883	(7)	$2,705	$2,900	(7)

Net premiums written decreased by 7% in the first nine months and third quarter of 2009 compared with the comparable periods in 2008. The decline in premiums written in both periods in 2009 was due in large part to the general downturn in the economy, which began in 2008 and has continued in 2009. The impact of currency fluctuation on business written outside the United States as a result of the strengthening of the U.S. dollar that began in the latter part of 2008 also contributed to the decline. The weaker economy will continue to adversely impact premium growth for the remainder of 2009.

During the first nine months of 2009, we continued our emphasis on underwriting discipline in a competitive market. Overall, renewal rates in the U.S. commercial and professional liability businesses increased slightly in the first nine months of 2009, following several years of decline. We continued to retain a high percentage of our existing customers and to renew those accounts at what we believe are acceptable rates relative to the risks. We have written some new business due to the dislocation in the insurance markets caused by the impact on some of our competitors of the financial market crisis that began in the second half of 2008. However, the modestly positive effect was offset by the decrease in demand in nearly all classes of our insurance business caused by the general downturn in the economy that has continued in 2009.

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

In addition to the United States and Canadian coverages described above, for hurricane events in Florida, we have a combination of reinsurance coverages. We have reinsurance from the Florida Hurricane Catastrophe Fund (FHCF), which is a state-mandated fund designed to reimburse insurers for a portion of their residential catastrophic hurricane losses. Our participation in this program, limits our initial retention in Florida for homeowners-related losses to approximately $190 million and provides coverage of 90% of covered losses between approximately $190 million and $700 million. Additionally, the 2009 catastrophe bond coverage provides coverage of 50% of homeowners-related hurricane losses between $850 million and $1,150 million.

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

The overall cost of our property reinsurance program was modestly higher in the first nine months of 2009 than in the comparable period in 2008. We do not expect the changes we made to our reinsurance program during 2009 to have a material effect on our results of operations, financial condition or liquidity.

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

Underwriting results were highly profitable in the first nine months of 2009 and 2008. Results in the third quarter of 2009 were highly profitable compared to modestly profitable results in the same period in 2008. The combined loss and expense ratio for our overall property and casualty business was as follows:

	Periods Ended September 30
	Nine Months		Third Quarter
	2009	2008	2009	2008
Loss ratio	55.8%	60.0%	54.2%	67.9%
Expense ratio	30.7	30.2	31.2	30.2

Combined ratio	86.5%	90.2%	85.4%	98.1%

The loss ratio was lower in both the first nine months and third quarter of 2009 compared with the respective periods in 2008. The decrease was primarily due to substantially lower catastrophe losses. The loss ratio in all periods reflects the favorable loss experience which we believe resulted from our disciplined underwriting in recent years as well as relatively mild loss trends in certain classes of business. However, excluding the impact of catastrophes, the loss ratio in the first nine months of 2009 was slightly higher compared with the same period in 2008, reflecting the cumulative impact of rate reductions experienced in our commercial and professional liability classes over the past several years as well as a lower amount of favorable prior year loss development.

Catastrophe losses were $91 million in the first nine months of 2009, which represented 1.1 percentage points of the combined loss and expense ratio, compared with $616 million, or 6.9 percentage points, in the same period in 2008. Catastrophe losses were $22 million in the third quarter of 2009, which represented 0.8 percentage points of the combined ratio, compared with $402 million or 13.6 percentage points in the same period in 2008. Of the catastrophe losses in the third quarter of 2008, about $340 million related to Hurricane Ike, including our estimated share of an assessment from the Texas Windstorm Insurance Association, a windstorm insurance entity created by the State of Texas.

The expense ratio was higher in the first nine months and third quarter of 2009 compared with the same periods in 2008. The increase in the 2009 periods was due to two factors: a decline in premiums written at a rate that exceeded the rate of reduction of our overhead expenses and a slight increase in commission rates in certain classes of business in the United States.

Review of Underwriting Results by Business Unit

Personal Insurance

Net premiums written from personal insurance, which represented 33% of our premiums written in the first nine months of 2009, decreased by 5% in the first nine months and third quarter of 2009 compared with the comparable periods in 2008. The decrease in the 2009 periods was largely due to the impact of currency fluctuation on business written outside the U.S. and the downturn in the economy, particularly in the U.S. Net premiums written for the classes of business within the personal insurance segment were as follows:

	Nine Months Ended Sept. 30			Quarter Ended Sept. 30
	2009	2008	% Decr.	2009	2008	% Decr.
	(in millions)			(in millions)
Automobile	$428	$457	(6)%	$150	$154	(3)%
Homeowners	1,771	1,859	(5)	620	646	(4)
Other	551	571	(4)	176	195	(10)

Total personal	$2,750	$2,887	(5)	$946	$995	(5)

Personal automobile premiums decreased in the 2009 periods due to a highly competitive U.S. marketplace as well as the impact of currency fluctuation on business written outside the United States. Premium growth in our homeowners business was constrained by the downturn in the economy, which resulted in a slowdown in construction of new homes as well as lower demand for jewelry and fine arts endorsements. The in-force policy count for this class decreased modestly during the first nine months of 2009. Premiums from our other personal business, which includes insurance for excess liability, yacht and accident and health coverages, decreased in the first nine months and third quarter of 2009 compared with the same periods in 2008. The decrease in both periods in 2009 was driven by our accident and health business, due primarily to the effect of currency fluctuation on the non-U.S. component of this business. The adverse impact of currency fluctuation was offset in part by growth in the U.S. component of this business in the first nine months of 2009, due primarily to a select initiative.

Our personal insurance business produced highly profitable underwriting results in the first nine months of both 2009 and 2008. Results in the third quarter of 2009 were also highly profitable compared with near breakeven results in the same period of 2008. The combined loss and expense ratios for the classes of business within the personal insurance segment were as follows:

	Periods Ended September 30
	Nine Months		Third Quarter
	2009	2008	2009	2008
Automobile	89.1%	88.5%	87.2%	85.7%
Homeowners	81.9	85.8	77.3	102.9
Other	92.8	100.5	90.9	105.8
Total personal	85.2	89.1	81.6	100.7

Our personal automobile business produced highly profitable results in the first nine months and third quarter of 2009 and 2008.

Homeowners results were highly profitable in the first nine months of 2009 and 2008. Results in the third quarter of 2009 were highly profitable compared with unprofitable results in the same period in 2008. The more profitable results in the 2009 periods were largely attributable to lower catastrophe losses. Catastrophe losses represented only 2.1 percentage points of the combined ratio for this class in the first nine months of 2009 compared with 11.0 percentage points in the same period in 2008. The impact of catastrophe losses, which included subrogation recoveries related to the California wildfires of 2007, slightly reduced the combined ratio in the third quarter of 2009. Catastrophe losses represented 23.8 percentage points of the combined ratio in the same period in 2008.

Other personal results were profitable in the first nine months and third quarter of 2009 compared with near breakeven results in the first nine months of 2008 and unprofitable results in the third quarter of 2008, due primarily to significant improvement in our excess liability business and, to a lesser extent, improvement in our yacht business. Our excess liability business produced profitable results in the first nine months and third quarter of 2009 compared with unprofitable results in the same periods in 2008. Our excess liability business experienced favorable prior year loss development in the first nine months of 2009 compared with adverse development in the same period in 2008. Our yacht business produced highly profitable results in the first nine months and third quarter of 2009 compared to unprofitable results in the same periods of 2008. Yacht results in the 2008 periods were adversely affected by several large non-catastrophe losses as well as $10 million of losses related to Hurricane Ike. Our accident and health business produced unprofitable results in the first nine months and third quarter of 2009 compared with profitable results in the same periods in 2008.

Commercial Insurance

Net premiums written from commercial insurance, which represented 43% of our premiums written in the first nine months of 2009, decreased by 7% in the first nine months of 2009 and 8% in the third quarter compared with the same periods a year ago. Net premiums written for the classes of business within the commercial insurance segment were as follows:

	Nine Months Ended Sept. 30			Quarter Ended Sept. 30
	2009	2008	% Decr.	2009	2008	% Decr.
	(in millions)			(in millions)
Multiple Peril	$835	$915	(9)%	$274	$308	(11)%
Casualty	1,161	1,281	(9)	346	385	(10)
Workers’ compensation	610	666	(8)	186	205	(9)
Property and marine	953	957	—	280	280	—

Total commercial	$3,559	$3,819	(7)	$1,086	$1,178	(8)

About half of the decrease in premiums in our commercial insurance business in the first nine months of 2009 was attributable to the impact of currency fluctuation on business written outside the United States, with the remaining decrease due to the adverse effects of the economic downturn. The decrease in premiums in the third quarter of 2009 was primarily attributable to the economic downturn, and, to a much lesser extent, the impact of currency fluctuation. Overall, renewal rates were up slightly in the first nine months of 2009. Retention levels of our existing customers remained strong, similar to those in the first nine months of 2008. However, new business volume in the first nine months of 2009 was down from 2008 levels. While we obtained some new business in 2009 due to the dislocation in the insurance markets caused by the impact of the financial market crisis on some of our competitors, the impact was offset by a general reduction in insurance demand due to the effects of the economic downturn. We have continued to maintain our underwriting discipline in this competitive market, renewing business and writing new business only where we believe we are securing acceptable rates and appropriate terms and conditions for the exposures. These market conditions are expected to continue for the remainder of this year.

Our commercial insurance business produced highly profitable underwriting results in the first nine months of 2009 compared with profitable results in the same period in 2008. Underwriting results for our commercial insurance business were also profitable in the third quarter of 2009 compared with unprofitable results in the same period in 2008. The combined loss and expense ratios for the classes of business within the commercial insurance segment were as follows:

	Periods Ended September 30
	Nine Months		Third Quarter
	2009	2008	2009	2008
Multiple peril	85.5%	87.0%	91.0%	103.6%
Casualty	96.4	94.6	93.9	99.8
Workers’ compensation	91.5	80.5	95.7	81.3
Property and marine	85.0	116.0	83.0	133.3
Total commercial	89.9	95.6	90.5	106.0

Results for our commercial insurance business were more profitable in the 2009 periods due to a lower impact from catastrophe losses than in 2008, particularly in the property and marine and multiple peril classes. Catastrophe losses represented 1.6 percentage points of the combined ratio for the commercial insurance segment in the first nine months of 2009 and 2.6 percentage points for the third quarter compared with 10.6 and 19.9 percentage points, respectively, in the same periods in 2008. The lower impact of catastrophe losses in the first nine months and the third quarter of 2009 was offset in part by the cumulative impact of rate reductions experienced over the past several years. Results in both years benefited from disciplined risk selection and appropriate policy terms and conditions in recent years.

Multiple peril results were highly profitable in the first nine months of both 2009 and 2008. Results in the third quarter of 2009 were profitable compared with unprofitable results in the same period in 2008. Substantial improvement in the results for the property component of this business in the 2009 periods, due to lower catastrophe losses, was offset in part by less profitable results in the liability component. Catastrophe losses represented 2.4 percentage points of the combined ratio for this class in the first nine months of 2009 and 4.5 percentage points in the third quarter compared with 12.1 and 28.2 percentage points, respectively, in the same periods of 2008. The results in the 2009 periods, excluding the impact of catastrophes, were less profitable compared with the 2008 periods due primarily to less favorable prior year loss development.

Our casualty business produced similarly profitable results in the first nine months of 2009 and 2008. Results in the third quarter of 2009 were profitable compared with near breakeven results in the same period in 2008. The improvement in the third quarter of 2009 compared to the same period in 2008 was due to more profitable results in the excess liability component of this business. The excess liability component produced profitable results in the first nine months and in the third quarter of both years. Results in all periods, but more so in the third quarter of 2009, benefited from favorable prior year loss development. The automobile component of this business produced profitable results in the first nine months of 2009 and breakeven results in the third quarter compared with highly profitable results in the corresponding periods in 2008. Results for the primary liability component were profitable in the first nine months of 2009 and near breakeven in the third quarter compared with profitable results in the same periods in 2008. Casualty results in the first nine months of both years were adversely affected by incurred losses related to toxic waste claims. These losses represented 3.8 and 5.0 percentage points of the combined ratio in the first nine months of 2009 and 2008, respectively, and 2.8 percentage points of the combined ratio in the third quarter of 2009 compared with 7.1 percentage points in the same period in 2008.

Workers’ compensation results were profitable in the first nine months and third quarter of 2009 compared with highly profitable results in the comparable periods in 2008. Results in both years benefited from our disciplined risk selection during the past several years. The less profitable results in the 2009 periods were due in part to lower rate levels associated with state reforms and increased competition and partly to increased large loss activity. Results in the 2008 periods also benefited from favorable prior year loss development.

Property and marine results were highly profitable in the first nine months and third quarter of 2009 compared with highly unprofitable results in the same periods in 2008. The more profitable results in 2009 were due primarily to lower catastrophe losses. Catastrophe losses represented 2.6 percentage points of the combined ratio for this class in the first nine months of 2009 and 5.0 percentage points in the third quarter compared with 29.5 and 49.0 percentage points, respectively, in the same periods of 2008.

Specialty Insurance

Net premiums written from specialty insurance, which represented 24% of our premiums written in the first nine months of 2009, decreased by 7% in the first nine months of 2009 and 6% in the third quarter compared with the same periods a year ago. Net premiums written for the classes of business within the specialty insurance segment were as follows:

	Nine Months Ended Sept. 30			Quarter Ended Sept. 30
	2009	2008	% Decr.	2009	2008	% Decr.
	(in millions)			(in millions)

Professional liability	$1,725	$1,847	(7)%	$588	$617	(5)%
Surety	243	276	(12)	81	92	(12)

Total specialty	$1,968	$2,123	(7)	$669	$709	(6)

The decrease in net premiums written in our professional liability business in the first nine months and third quarter of 2009 was due to several factors: the impact of currency fluctuation on business written outside the U.S., lower retention levels, reduced purchases of certain coverages and reduced new business volume in the U.S. compared to the comparable periods in 2008. Renewal rates in the U.S. increased slightly overall in 2009, after several years of decline. While we have obtained some new business as a result of the market dislocation in the insurance industry, this was offset by the decrease in the demand for insurance resulting from the general economic downturn. We have continued our focus on underwriting discipline, obtaining what we believe are acceptable rates and appropriate terms and conditions on both new business and renewals.

The decrease in net premiums written for our surety business in the first nine months of 2009 was due primarily to the effects of the weaker economy, a trend that will continue for the remainder of the year.

Our specialty insurance business produced highly profitable underwriting results in the first nine months and third quarter of 2009 and 2008. The combined loss and expense ratios for the classes of business within the specialty insurance segment were as follows:

	Periods Ended September 30
	Nine Months		Third Quarter
	2009	2008	2009	2008

Professional liability	90.4%	84.0%	90.0%	84.3%
Surety	36.5	76.1	32.5	65.0
Total specialty	84.2	83.2	83.6	82.3

Our professional liability business produced highly profitable results in the first nine months and third quarter of 2009 and 2008. Results in both years were particularly profitable in the fiduciary liability, employment practices liability and fidelity classes. The directors and officers liability class was profitable in the first nine months of both years; results in the third quarter of 2009 were profitable compared to near breakeven results in the same period in 2008. Results in the errors and omissions liability class were highly unprofitable in the first nine months and third quarter of 2009. Results for this class in the first nine months of 2008 were modestly unprofitable, but results in the third quarter were profitable. The overall results for our professional liability business were less profitable in the 2009 periods compared with the same periods in 2008 due mainly to a lower amount of favorable prior year loss development. The favorable development in both years was driven by continued positive loss trends related to accident years 2006 and prior. These trends were largely the result of a favorable business climate, lower policy limits and better terms and conditions. The expected combined ratio for the current accident year in our professional liability business is modestly above breakeven, due in part to the uncertainty surrounding the crisis in the financial markets that began in 2008 and has continued in 2009.

Surety results were highly profitable in the first nine months and third quarter of 2009 and 2008. Our surety business tends to be characterized by infrequent but potentially severe losses.

Reinsurance Assumed

Net premiums written from our reinsurance assumed business, which is in runoff, were not significant in the first nine months and third quarter of 2009 or 2008.

Reinsurance assumed results were profitable in the first nine months and third quarter of 2009 and 2008. Results in the first nine months and third quarter of both years benefited from favorable prior year loss development.

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

Our gross case and incurred but not reported (IBNR) loss reserves and related reinsurance recoverable by class of business were as follows:

					Net
	Gross Loss Reserves			Reinsurance	Loss
September 30, 2009	Case	IBNR	Total	Recoverable	Reserves
	(in millions)
Personal insurance
Automobile	$227	$182	$409	$12	$397
Homeowners	405	303	708	35	673
Other	379	678	1,057	183	874

Total personal	1,011	1,163	2,174	230	1,944

Commercial insurance
Multiple peril	585	1,067	1,652	33	1,619
Casualty	1,540	4,782	6,322	391	5,931
Workers’ compensation	884	1,436	2,320	211	2,109
Property and marine	788	458	1,246	454	792

Total commercial	3,797	7,743	11,540	1,089	10,451

Specialty insurance
Professional liability	1,640	6,316	7,956	440	7,516
Surety	21	49	70	9	61

Total specialty	1,661	6,365	8,026	449	7,577

Total insurance	6,469	15,271	21,740	1,768	19,972

Reinsurance assumed	312	850	1,162	374	788

Total	$6,781	$16,121	$22,902	$2,142	$20,760

					Net
	Gross Loss Reserves			Reinsurance	Loss
December 31, 2008	Case	IBNR	Total	Recoverable	Reserves
	(in millions)
Personal insurance
Automobile	$210	$195	$405	$14	$391
Homeowners	434	310	744	29	715
Other	382	608	990	175	815

Total personal	1,026	1,113	2,139	218	1,921

Commercial insurance
Multiple peril	589	1,034	1,623	37	1,586
Casualty	1,431	4,621	6,052	392	5,660
Workers’ compensation	832	1,377	2,209	227	1,982
Property and marine	889	449	1,338	499	839

Total commercial	3,741	7,481	11,222	1,155	10,067

Specialty insurance
Professional liability	1,690	5,959	7,649	474	7,175
Surety	28	51	79	11	68

Total specialty	1,718	6,010	7,728	485	7,243

Total insurance	6,485	14,604	21,089	1,858	19,231

Reinsurance assumed	370	908	1,278	354	924

Total	$6,855	$15,512	$22,367	$2,212	$20,155

Loss reserves, net of reinsurance recoverable, increased by $605 million during the first nine months of 2009. Loss reserves related to our insurance business increased by $741 million, which included an increase of approximately $300 million related to currency fluctuation due to the weakening of the U.S. dollar. Loss reserves related to our reinsurance assumed business, which is in runoff, decreased by $136 million.

Total gross case reserves related to our insurance business were virtually unchanged during the first nine months of 2009. Increases in gross case reserves in our casualty and workers’ compensation classes were offset by decreases in previously existing case reserves in the homeowners and commercial property classes related to the settlement of catastrophe losses as well as decreases in case reserves in the professional liability classes.

In establishing the loss reserves of our property and casualty subsidiaries, we consider facts currently known and the present state of the law and coverage litigation. Based on all information currently available, we believe that the aggregate loss reserves at September 30, 2009 were adequate to cover claims for losses that had occurred as of that date, including both those known to us and those yet to be reported. However, as discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2008, there are significant uncertainties inherent in the loss reserving process. It is therefore possible that management’s estimate of the ultimate liability for losses that had occurred as of September 30, 2009 may change, which could have a material effect on the Corporation’s results of operations and financial condition.

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

We estimate that we experienced overall favorable prior year development of about $545 million during the first nine months of 2009 and $205 million in the third quarter compared with favorable prior year development of about $660 million and $210 million, respectively, in the comparable periods of 2008.

There was favorable development in the first nine months of 2009 in the professional liability classes, due to continued favorable loss trends related to accident years 2006 and prior, in the commercial property classes, largely related to the 2008 accident year, in the commercial liability classes related to accident years 2006 and prior and in the personal insurance classes. The favorable development in the first nine months of 2008 was primarily in certain professional liability and commercial liability classes, due to favorable loss trends related mainly to accident years 2005 and prior, and in the short tail homeowners and commercial property classes, largely related to the lower than expected emergence of losses in the 2007 accident year.

     Investment Results

Property and casualty investment income before taxes decreased by 6% for the first nine months of 2009 compared with the same period in 2008. About half of the decline was related to currency fluctuation on income from our non-U.S. investments. For the third quarter of 2009, property and casualty investment income before taxes decreased 5% compared with the third quarter of 2008, although the effect of currency fluctuation was less significant. Lower yields, primarily on short term investments, also contributed to the decrease in investment income. Average invested assets of the property and casualty subsidiaries for the first nine months and third quarter of 2009 and 2008 were similar as a result of substantial dividend distributions made by the property and casualty subsidiaries to Chubb during 2008, particularly in the latter part of the year.

The effective tax rate on investment income was 19.1% in the first nine months of 2009 compared with 20.3% in the same period of 2008. The effective tax rate fluctuates as a result of holding a different proportion of our investment portfolio in tax exempt securities during different periods.

On an after-tax basis, property and casualty investment income decreased by 5% in the first nine months of 2009 and 3% in the third quarter compared with the same periods in 2008. The after-tax annualized yield on the investment portfolio that supports the property and casualty insurance business was 3.40% and 3.49% in the first nine months of 2009 and 2008, respectively. Management uses property and casualty investment income after tax, a non-GAAP financial measure, to evaluate its investment performance because it reflects the impact of any change in the proportion of the investment portfolio invested in tax exempt securities and is therefore more meaningful for analysis purposes than investment income before income tax.

Corporate and Other

Corporate and other comprises investment income earned on corporate invested assets, interest expense and other expenses not allocated to our operating subsidiaries and the results of our non-insurance subsidiaries.

Corporate and other produced a loss before taxes of $182 million in the first nine months of 2009 compared with a loss of $159 million in the first nine months of 2008. The higher loss in 2009 was due primarily to lower investment income and higher interest expense. The lower investment income was primarily the result of lower yields, especially on short term investments. The higher interest expense was the result of the issuance of additional debt during the first half of 2008, the proceeds of which were used to repurchase shares of Chubb’s common stock.

Realized Investment Gains and Losses

Net realized investment gains and losses were as follows:

	Periods Ended September 30
	Third Quarter		Nine Months
	2009	2008	2009	2008
	(in millions)
Net realized gains (losses)
Fixed maturities	$17	$30	$65	$27
Equity securities	7	(52)	78	—
Other invested assets	65	5	(215)	69

	89	(17)	(72)	96

Other-than-temporary impairment losses
Fixed maturities	(3)	(43)	(22)	(74)
Equity securities	(17)	(53)	(76)	(143)

	(20)	(96)	(98)	(217)

Realized investment gains (losses) before tax	$69	$(113)	$(170)	$(121)

Realized investment gains (losses) after tax	$44	$(74)	$(111)	$(79)

The net realized gains and losses on other invested assets represent the aggregate of distributions to us from the limited partnerships in which we have an interest and changes in our equity in the net assets of the partnerships based on valuations provided to us by the manager of each partnership. Due to the timing of our receipt of valuation data from the investment managers, these investments are generally reported on a one quarter lag. In the first nine months of 2009, limited partnerships losses were $215 million which were largely due to losses on the underlying assets held by the limited partnerships and reflected both the decline in the value of equities and the increase in credit spreads that occurred during late 2008 and into 2009.

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

For fixed maturities, prior to April 1, 2009, we considered many factors including the intent and ability to hold a security for a period of time sufficient to allow for the recovery of the security’s cost. When an impairment was deemed other than temporary, the security was written down to fair value and the entire writedown was charged to income as a realized investment loss. Effective April 1, 2009, the Corporation adopted new guidance issued by the Financial Accounting Standards Board (FASB) related to the recognition and presentation of other-than-temporary impairments. The new guidance modified the previous guidance on the recognition of other-than-temporary impairments of debt securities. Under the new guidance, we are required to recognize an other-than-temporary impairment loss for a fixed maturity when we conclude that we have the intent to sell or it is more likely than not that we will be required to sell an impaired fixed maturity before the security recovers to its amortized cost value or it is likely we will not recover the entire amortized cost value of an impaired security. If we have the intent to sell or it is more likely than not we will be required to sell an impaired fixed maturity before the security recovers to its amortized cost value, the security is written down to fair value and the entire amount of the writedown is charged to income as a realized investment loss. For all other impaired fixed maturities, the impairment loss is separated into the amount representing the credit loss and the amount representing the loss related to all other factors. The amount of the impairment loss that represents the credit loss is charged to income as a realized investment loss and the amount of the impairment loss that relates to all other factors is included in other comprehensive income.

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

Capital Resources

Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. At September 30, 2009, the Corporation had shareholders’ equity of $15.5 billion and total debt of $4.0 billion.

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

In December 2008, the Board of Directors authorized the repurchase of up to 20,000,000 shares of Chubb’s common stock. The authorization has no expiration date. During the first nine months of 2009, we repurchased 12,781,031 shares of Chubb’s common stock in open market transactions at a cost of $576 million. As of September 30, 2009, 7,002,869 shares remained under the share repurchase authorization. We expect to repurchase all of the shares remaining under the authorization by the end of 2009, subject to market conditions.

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

Our strong underwriting results continued to generate substantial new cash. New cash from operations available for investment by our property and casualty subsidiaries was approximately $1.1 billion in the first nine months of 2009 compared with $800 million in the same period in 2008. New cash available was higher as a result of the property and casualty subsidiaries paying dividends of $600 million to Chubb during the first nine months of 2009 compared with dividends of $1.4 billion paid to Chubb in the first nine months of 2008. This was caused by a difference in the timing of subsidiary dividends in 2008 and those anticipated in 2009. Partially offsetting the lower dividend payments to Chubb was the impact of lower premium receipts in the first nine months of 2009 compared with the same period in 2008. In our U.S. property and casualty operations, during the first nine months of 2009 we invested new cash in tax exempt bonds and corporate bonds.

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

As a holding company, Chubb’s ability to continue to pay dividends to shareholders and to satisfy its debt obligations relies on the availability of liquid assets, which is dependent in large part on the dividend paying ability of its property and casualty subsidiaries. Our property and casualty subsidiaries are subject to laws and regulations in the jurisdictions in which they operate that restrict the amount of dividends they may pay without the prior approval of regulatory authorities. The restrictions are generally based on net income and on certain levels of policyholders’ surplus as determined in accordance with statutory accounting practices. Dividends in excess of such thresholds are considered “extraordinary” and require prior regulatory approval. The maximum dividend distribution that may be made by the property and casualty subsidiaries to Chubb during 2009 without prior approval is approximately $1.2 billion. As noted above, during the first nine months of 2009, these subsidiaries paid dividends of $600 million to Chubb compared with $1.4 billion of dividends paid during the same period of 2008.

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

Our objective is to achieve the appropriate mix of taxable and tax exempt securities in our portfolio to balance both investment and tax strategies. At September 30, 2009, 68% of our U.S. fixed maturity portfolio was invested in tax exempt bonds, compared with 69% at December 31, 2008. About 80% of our tax exempt bonds are rated AA or better by Moody’s or Standard and Poor’s, with about 25% rated AAA. The average rating of our tax exempt bonds is AA. While about 40% of our tax exempt bonds are insured, the effect of insurance on the average credit rating of these bonds is insignificant. The insured tax exempt bonds in our portfolio have been selected based on the quality of the underlying credit and not the value of the credit insurance enhancement.

At September 30, 2009, we held $3.6 billion of mortgage-backed securities which comprised 22% of our taxable bond portfolio. About 96% of the mortgage-backed securities are rated AAA, and of the remaining 4%, about half are investment grade. Of the AAA rated securities, about 55% are residential mortgage-backed securities, consisting of government agency pass-through securities guaranteed by a government agency or a government sponsored enterprise (GSE), GSE collateralized mortgage obligations (CMOs) and other CMOs, all backed by single family home mortgages. The majority of the CMOs are actively traded in liquid markets. The other 45% of the AAA rated securities are call protected, commercial mortgage-backed securities (CMBS). About 90% of our CMBS are senior securities with the highest level of subordination. The remainder of our CMBS are seasoned securities that were issued in 2004 or earlier.

The net unrealized appreciation before tax of our fixed maturities and equity securities carried at fair value was $1.8 billion at September 30, 2009 compared with net unrealized depreciation before tax of $220 million at December 31, 2008. Such unrealized appreciation and depreciation is reflected in comprehensive income or loss, net of applicable deferred income tax.

Credit spreads, which refer to the differences between the yields on U.S. Treasury securities and the yields on other fixed maturity investments, decreased significantly for almost all fixed maturity investments during the first nine months 2009. This decrease resulted in an increase in the fair value of most of our fixed maturity investments.

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

We use a pricing service to estimate fair value measurements for approximately 99% of our fixed maturities. The prices we obtain from a pricing service and brokers generally are non-binding, but are reflective of current market transactions in the applicable financial instruments. At September 30, 2009, we did not hold financial instruments in our investment portfolio for which a lack of market liquidity impacted our determination of fair value.

Change in Accounting Principle

Effective April 1, 2009, we adopted new guidance issued by the FASB related to the recognition and presentation of other-than-temporary impairments. The FASB modified the guidance on the recognition of other-than-temporary impairments of debt securities. The adoption of this guidance did not have a significant effect on the Corporation’s financial position or results of operations. The adoption of this guidance is discussed further in Note(2) of the Notes to Consolidated Financial Statements.
Item 4 — Controls and Procedures

As of September 30, 2009, an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) was performed under the supervision and with the participation of the Corporation’s management, including the chief executive officer and chief financial officer. Based on that evaluation, Chubb’s chief executive officer and chief financial officer concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2009.

During the quarter ended September 30, 2009, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes Chubb’s stock repurchased each month in the quarter ended September 30, 2009.

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number	Average	as Part of	Yet Be Purchased
	of Shares	Price Paid	Publicly Announced	Under the
Period	Purchased(a)	Per Share	Plans or Programs	Plans or Programs(b)

July 2009	1,183,671	$40.91	1,183,671	14,485,700

August 2009	3,351,700	48.34	3,351,700	11,134,000

September 2009	4,131,131	48.85	4,131,131	7,002,869

Total	8,666,502	47.57	8,666,502

(a)	The stated amounts exclude 1,876 shares, 3,370 shares and 2,782 shares delivered to Chubb during the months of July 2009, August 2009 and September 2009, respectively, by employees of the Corporation to cover option exercise prices and withholding taxes in connection with the Corporation’s stock-based compensation plans.

(b)	On December 4, 2008, the Board of Directors authorized the repurchase of up to 20,000,000 shares of common stock. The authorization has no expiration date.

Item 6 — Exhibits

Exhibit
Number		Description

	-	Material Contracts
10.1		Schedule of Salary Actions incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on September 4, 2009.

	-	Rule 13a-14(a)/15d-14(a) Certifications
31.1		Certification by John D. Finnegan filed herewith.
31.2		Certification by Richard G. Spiro filed herewith.

	-	Section 1350 Certifications
32.1		Certification by John D. Finnegan filed herewith.
32.2		Certification by Richard G. Spiro filed herewith.

	-	Interactive Data File
101.INS*		XBRL Instance Document
101.SCH*		XBRL Taxonomy Extension Schema Document
101.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*		XBRL Taxonomy Extension Label Linkbase Document
101.PRE*		XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*		XBRL Taxonomy Extension Definition Linkbase Document

*	Pursuant to applicable securities laws and regulations, the Corporation is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Corporation has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Chubb Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHUBB CORPORATION (Registrant)
By:	/s/ John J. Kennedy
John J. Kennedy
Senior Vice-President and Chief Accounting Officer
Date: November 6, 2009