Form 10-K
period 2009-12-31
CHUBB CORP
filed 2010-02-26
CIK 20171

UNITED  STATES  SECURITIES  AND  EXCHANGE  COMMISSION
Washington, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File No. 1-8661

The Chubb Corporation
(Exact name of registrant as specified in its charter)

New Jersey	13-2595722
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

15 Mountain View Road
Warren, New Jersey	07059
(Address of principal executive offices)	(Zip Code)

(908) 903-2000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, par value $1 per share	New York Stock Exchange
Series B Participating Cumulative	New York Stock Exchange
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [✓] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [✓]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [✓]

The aggregate market value of common stock held by non-affiliates of the registrant was $13,920,104,349 as of June 30, 2009, computed on the basis of the closing sale price of the common stock on that date.

328,574,448
Number of shares of common stock outstanding as of February 12, 2010

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

CONTENTS

	ITEM	DESCRIPTION	PAGE

PART I	1	Business	3
	1A	Risk Factors	12
	1B	Unresolved Staff Comments	18
	2	Properties	18
	3	Legal Proceedings	18
	4	Submission of Matters to a Vote of Security Holders	19

PART II	5	Market for the Registrant’s Common Stock and Related Stockholder Matters	20
	6	Selected Financial Data	22
	7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
	7A	Quantitative and Qualitative Disclosures About Market Risk	62
	8	Consolidated Financial Statements and Supplementary Data	65
	9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	65
	9A	Controls and Procedures	65
	9B	Other Information	66

PART III	10	Directors and Executive Officers of the Registrant	68
	11	Executive Compensation	68
	12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	68
	13	Certain Relationships and Related Transactions	68
	14	Principal Accountant Fees and Services	68

PART IV	15	Exhibits, Financial Statements and Schedules	69
		Signatures	70
		Index to Financial Statements and Financial Statement Schedules	F-1
		Exhibits Index	E-1
EX-10.1
EX-10.6
EX-10.7
EX-10.8
EX-10.33
EX-12.1
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I.

Item 1.  Business

General

The Chubb Corporation (Chubb) was incorporated as a business corporation under the laws of the State of New Jersey in June 1967. Chubb and its subsidiaries are referred to collectively as the Corporation. Chubb is a holding company for a family of property and casualty insurance companies known informally as the Chubb Group of Insurance Companies (the P&C Group). Since 1882, the P&C Group has provided property and casualty insurance to businesses and individuals around the world. According to A.M. Best, the P&C Group is the 11th largest U.S. property and casualty insurance group based on 2008 net written premiums.

At December 31, 2009, the Corporation had total assets of $50 billion and shareholders’ equity of $16 billion. Revenues, income before income tax and assets for each operating segment for the three years ended December 31, 2009 are included in Note (11) of the Notes to Consolidated Financial Statements. The Corporation employed approximately 10,200 persons worldwide on December 31, 2009.

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

Property and Casualty Insurance

The P&C Group is divided into three strategic business units. Chubb Commercial Insurance offers a full range of commercial insurance products, including coverage for multiple peril, casualty, workers’ compensation and property and marine. Chubb Commercial Insurance is known for writing niche business, where our expertise can add value for our agents, brokers and policyholders. Chubb Specialty Insurance offers a wide variety of specialized professional liability products for privately and publicly owned companies, financial institutions, professional firms and healthcare organizations. Chubb Specialty Insurance also includes our surety business. Chubb Personal Insurance offers coverage of fine homes, automobiles and other personal possessions along with options for high limits of personal liability coverage. Chubb Personal Insurance also provides supplemental accident and health insurance in niche markets.

The P&C Group provides insurance coverages principally in the United States, Canada, Europe, Australia, and parts of Latin America and Asia. Revenues of the P&C Group by geographic area for the three years ended December 31, 2009 are included in Note (11) of the Notes to Consolidated Financial Statements.

The principal members of the P&C Group are Federal Insurance Company (Federal), Pacific Indemnity Company (Pacific Indemnity), Vigilant Insurance Company (Vigilant), Great Northern Insurance Company (Great Northern), Chubb Custom Insurance Company (Chubb Custom), Chubb National Insurance Company (Chubb National), Chubb Indemnity Insurance Company (Chubb Indemnity), Chubb Insurance Company of New Jersey (Chubb New Jersey), Texas Pacific Indemnity Company, Northwestern Pacific Indemnity Company, Executive Risk Indemnity Inc. (Executive Risk Indemnity) and Executive Risk Specialty Insurance Company (Executive Risk Specialty) in the United States, as well as Chubb Atlantic Indemnity Ltd. (a Bermuda company), Chubb Insurance Company of Canada, Chubb Insurance Company of Europe SE, Chubb Insurance Company of Australia Limited,

Chubb Argentina de Seguros, S.A., Chubb Insurance (China) Company Ltd. and Chubb do Brasil Companhia de Seguros.

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

  Premiums Written

A summary of the P&C Group’s premiums written during the past three years is shown in the following table:

	Direct	Reinsurance	Reinsurance	Net
	Premiums	Premiums	Premiums	Premiums
Year	Written	Assumed(a)	Ceded(a)	Written
	(in millions)
2007	$12,432	$775	$1,335	$11,872
2008	12,443	549	1,210	11,782
2009	11,813	370	1,106	11,077

(a) Intercompany items eliminated.

The net premiums written during the last three years for major classes of the P&C Group’s business are included in the Property and Casualty Insurance — Underwriting Results section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

One or more members of the P&C Group are licensed and transact business in each of the 50 states of the United States, the District of Columbia, Puerto Rico, the Virgin Islands, Canada, Europe, Australia, and parts of Latin America and Asia. In 2009, approximately 77% of the P&C Group’s direct business was produced in the United States, where the P&C Group’s businesses enjoy broad geographic distribution with a particularly strong market presence in the Northeast. The five states accounting for the largest amounts of direct premiums written were New York with 12%, California with 9%, Texas with 5%, Florida with 4% and New Jersey with 4%. Approximately 11% of the P&C Group’s direct premiums written was produced in Europe and 5% was produced in Canada.

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

Another frequently used measurement in the property and casualty insurance industry is the ratio of statutory net premiums written to policyholders’ surplus. At December 31, 2009 and 2008, the ratio for the P&C Group was 0.76 and 0.96, respectively.

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

  Reinsurance Ceded

In accordance with the normal practice of the insurance industry, the P&C Group cedes reinsurance to reinsurance companies. Reinsurance is ceded to provide greater diversification of risk and to limit the P&C Group’s maximum net loss arising from large risks or from catastrophic events.

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

The P&C Group continues to emphasize early and accurate reserving, inventory management of claims and suits, and control of the dollar value of settlements. The number of outstanding claims at year-end 2009 was approximately 3% lower than the number at year-end 2008. The number of new arising claims during 2009 was approximately 8% lower than in the prior year.

Additional information related to the P&C Group’s estimates related to unpaid losses and loss adjustment expenses and the uncertainties in the estimation process is presented in the Property and Casualty Insurance — Loss Reserves section of MD&A.

The table on page 7 presents the subsequent development of the estimated year-end liability for unpaid losses and loss adjustment expenses, net of reinsurance recoverable, for the ten years prior to 2009.

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

The upper section of the table shows the reestimated amount of the previously recorded net liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of losses for each individual year. The increase or decrease is reflected in operating results of the period in which the estimate is changed. The “cumulative deficiency (redundancy)” as shown in the table represents the aggregate change in the reserve estimates from the original balance sheet dates through December 31, 2009. The amounts noted are cumulative in nature; that is, an increase in a loss estimate that is related to a prior period occurrence generates a deficiency in each intermediate year. For example, a deficiency recognized in 2009 relating to losses incurred prior to December 31, 1999 would be included in the cumulative deficiency amount for each year in the period 1999 through 2008. Yet, the deficiency would be reflected in operating results only in 2009. The effect of changes in estimates of the liabilities for losses occurring in prior years on income before income taxes in each of the past three years is shown in the reconciliation of the beginning and ending liability for unpaid losses and loss adjustment expenses in the Property and Casualty Insurance — Loss Reserves section of MD&A.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT

	December 31
Year Ended	1999	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009
	(in millions)

Net Liability for Unpaid Losses and Loss Adjustment Expenses	$9,749	$10,051	$11,010	$12,642	$14,521	$16,809	$18,713	$19,699	$20,316	$20,155	$20,786

Net Liability Reestimated as of:
One year later	9,519	9,856	11,799	13,039	14,848	16,972	18,417	19,002	19,443	19,393
Two years later	9,095	10,551	12,143	13,634	15,315	17,048	17,861	18,215	18,619
Three years later	9,653	10,762	12,642	14,407	15,667	16,725	17,298	17,571
Four years later	9,740	11,150	13,246	14,842	15,584	16,526	16,884
Five years later	9,999	11,605	13,676	14,907	15,657	16,411
Six years later	10,373	11,936	13,812	15,064	15,798
Seven years later	10,602	12,019	13,994	15,255
Eight years later	10,702	12,170	14,218
Nine years later	10,828	12,364
Ten years later	11,011

Total Cumulative Net Deficiency (Redundancy)	1,262	2,313	3,208	2,613	1,277	(398)	(1,829)	(2,128)	(1,697)	(762)

Cumulative Net Deficiency Related to Asbestos and Toxic Waste Claims (Included in Above Total)	1,480	1,449	1,388	647	397	322	287	263	175	90

Cumulative Amount of Net Liability Paid as of:
One year later	2,483	2,794	3,135	3,550	3,478	3,932	4,118	4,066	4,108	4,063
Two years later	4,079	4,699	5,499	5,911	6,161	6,616	6,896	6,789	6,565
Three years later	5,306	6,070	7,133	7,945	8,192	8,612	8,850	8,554
Four years later	6,196	7,137	8,564	9,396	9,689	10,048	10,089
Five years later	6,909	8,002	9,588	10,543	10,794	10,977
Six years later	7,453	8,765	10,366	11,353	11,530
Seven years later	8,009	9,305	10,950	11,915
Eight years later	8,402	9,714	11,390
Nine years later	8,697	10,046
Ten years later	8,944

Gross Liability, End of Year	$11,435	$11,904	$15,515	$16,713	$17,948	$20,292	$22,482	$22,293	$22,623	$22,367	$22,839
Reinsurance Recoverable, End of Year	1,686	1,853	4,505	4,071	3,427	3,483	3,769	2,594	2,307	2,212	2,053

Net Liability, End of Year	$9,749	$10,051	$11,010	$12,642	$14,521	$16,809	$18,713	$19,699	$20,316	$20,155	$20,786

Reestimated Gross Liability	$13,455	$15,221	$19,697	$20,074	$19,580	$19,769	$20,335	$19,969	$20,735	$21,489
Reestimated Reinsurance Recoverable	2,444	2,857	5,479	4,819	3,782	3,358	3,451	2,398	2,116	2,096

Reestimated Net Liability	$11,011	$12,364	$14,218	$15,255	$15,798	$16,411	$16,884	$17,571	$18,619	$19,393

Cumulative Gross Deficiency (Redundancy)	$2,020	$3,317	$4,182	$3,361	$1,632	$(523)	$(2,147)	$(2,324)	$(1,888)	$(878)

The subsequent development of the net liability for unpaid losses and loss adjustment expenses as of year-ends 1999 through 2003 was adversely affected by substantial unfavorable development related to asbestos and toxic waste claims. The cumulative net deficiencies experienced related to asbestos and toxic waste claims were the result of: (1) an increase in the actual number of claims filed; (2) an increase in the estimated number of potential claims; (3) an increase in the severity of actual and potential claims; (4) an increasingly adverse litigation environment; and (5) an increase in litigation costs associated with such claims. For the year 1999, the unfavorable development related to asbestos and toxic waste claims was offset in varying degrees by favorable loss experience in the professional liability classes, particularly directors and officers liability and fiduciary liability. For 2000, in addition to the unfavorable development related to asbestos and toxic waste claims, there was significant unfavorable development in the commercial casualty and workers’ compensation classes. For the years 2001 through 2003, in addition to the unfavorable development related to asbestos and toxic waste claims, there was significant unfavorable development in the professional liability classes — principally directors and officers liability and errors and omissions liability, due in large part to adverse loss trends related to corporate failures and allegations of management misconduct and accounting irregularities — and, to a lesser extent, commercial casualty and workers’ compensation classes. For the years 2004 through 2008, there was significant favorable development, primarily in the professional liability classes and more recently in the commercial casualty classes due to favorable loss trends in recent years and in the homeowners and commercial property classes due to lower than expected emergence of losses.

Conditions and trends that have affected development of the liability for unpaid losses and loss adjustment expenses in the past will not necessarily recur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on the data in this table.

The middle section of the table on page 7 shows the cumulative amount paid with respect to the reestimated net liability as of the end of each succeeding year. For example, in the 1999 column, as of December 31, 2009 the P&C Group had paid $8,944 million of the currently estimated $11,011 million of net losses and loss adjustment expenses that were unpaid at the end of 1999; thus, an estimated $2,067 million of net losses incurred on or before December 31, 1999 remain unpaid as of December 31, 2009, approximately 44% of which relates to asbestos and toxic waste claims.

The lower section of the table on page 7 shows the gross liability, reinsurance recoverable and net liability recorded at the balance sheet date for each of the indicated years and the reestimation of these amounts as of December 31, 2009.

The liability for unpaid losses and loss adjustment expenses, net of reinsurance recoverable, reported in the accompanying consolidated financial statements prepared in accordance with generally accepted accounting principles (GAAP) comprises the liabilities of U.S. and foreign members of the P&C Group as follows:

	December 31
	2009	2008
	(in millions)

U.S. subsidiaries	$16,986	$16,871
Foreign subsidiaries	3,800	3,284

	$20,786	$20,155

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

The investment results of the P&C Group for each of the past three years are shown in the following table.

	Average
	Invested	Investment	Percent Earned
Year	Assets(a)	Income(b)	Before Tax	After Tax
	(in millions)

2007	$36,406	$1,590	4.37%	3.50%
2008	37,190	1,622	4.36	3.49
2009	36,969	1,549	4.19	3.39

(a)	Average of amounts with fixed maturity securities at amortized cost, equity securities at fair value and other invested assets, which include private equity limited partnerships carried at the P&C Group’s equity in the net assets of the partnerships.

(b)	Investment income after deduction of investment expenses, but before applicable income tax.

Competition

The property and casualty insurance industry is highly competitive both as to price and service. Members of the P&C Group compete not only with other stock companies but also with mutual companies, other underwriting organizations and alternative risk sharing mechanisms. Some competitors produce their business at a lower cost through the use of salaried personnel rather than independent agents and brokers. Rates are not uniform among insurers and vary according to the types of insurers, product coverage and methods of operation. The P&C Group competes for business not only on the basis of price, but also on the basis of financial strength, availability of coverage desired by customers and quality of service, including claim adjustment service. The P&C Group’s products and services are generally designed to serve specific customer groups or needs and to offer a degree of customization that is of value to the insured. The P&C Group continues to work closely with its distribution network of agents and brokers as well as customers and to reinforce with them the stability, expertise and added value the P&C Group’s products provide.

There are approximately 2,400 property and casualty insurance companies in the United States operating independently or in groups and no single company or group is dominant across all lines of business or jurisdictions. However, the relatively large size and underwriting capacity of the P&C Group provide it opportunities not available to smaller companies.

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

The National Association of Insurance Commissioners (NAIC) has a risk-based capital requirement for property and casualty insurance companies. The risk-based capital formula is used by state regulatory authorities to identify insurance companies that may be undercapitalized and that merit further regulatory attention. The formula prescribes a series of risk measurements to determine a minimum capital amount for an insurance company, based on the profile of the individual company. The ratio of a company’s actual policyholders’ surplus to its minimum capital requirement will determine whether any state regulatory action is required. At December 31, 2009, each member of the P&C Group had more than sufficient capital to meet the risk-based capital requirement. The NAIC periodically reviews the risk-based capital formula and changes to the formula could be considered in the future.

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

In all states, insurers authorized to transact certain classes of property and casualty insurance are required to become members of an insolvency fund. In the event of the insolvency of a licensed insurer writing a class of insurance covered by the fund in the state, companies in the P&C Group, together with the other fund members, are assessed in order to provide the funds necessary to pay certain claims against the insolvent insurer. Generally, fund assessments are proportionately based on the members’ written premiums for the classes of insurance written by the insolvent insurer. In certain states, the P&C Group can recover a portion of these assessments through premium tax offsets and policyholder surcharges. In 2009, assessments of the members of the P&C Group were insignificant. The amount of future assessments cannot be reasonably estimated.

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

Although the federal government and its regulatory agencies generally do not directly regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways. Current and proposed federal measures that may significantly affect the P&C Group’s business and the market as a whole include federal terrorism insurance, systemic risk regulation, tort reform, natural catastrophes, corporate governance, ergonomics, health care reform including the containment of medical costs, medical malpractice reform and patients’ rights, privacy, e-commerce, international trade, federal regulation of insurance companies and the taxation of insurance companies.

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

Chubb Financial Solutions

Chubb Financial Solutions (CFS) provided customized financial products, primarily derivative financial instruments, to corporate clients. CFS has been in run-off since 2003. Since that date, CFS has terminated early or run-off nearly all of its contractual obligations within its financial products portfolio. Additional information related to CFS’s operations is included in the Corporate and Other — Chubb Financial Solutions section of MD&A.

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

The process of establishing loss reserves is complex and imprecise because it must take into consideration many variables that are subject to the outcome of future events. As a result, informed subjective estimates and judgments as to our ultimate exposure to losses are an integral component of our loss reserving process. Variations between our loss reserve estimates and the actual emergence of losses could be material and could have a material adverse effect on our results of operations or financial condition.

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

We cannot predict the impact that changing climate conditions, including legal, regulatory and social responses thereto, may have on our business.

Various scientists, environmentalists, international organizations, regulators and other commentators believe that global climate change has added, and will continue to add, to the unpredictability, frequency and severity of natural disasters (including, but not limited to, hurricanes, tornadoes, freezes, other storms and fires) in certain parts of the world. In response to this belief, a number of legal and regulatory measures as well as social initiatives have been introduced in an effort to reduce greenhouse gas and other carbon emissions which may be chief contributors to global climate change.

We cannot predict the impact that changing climate conditions, if any, will have on our results of operations or our financial condition. Moreover, we cannot predict how legal, regulatory and social responses to concerns about global climate change will impact our business.

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

The worldwide financial markets experience high levels of volatility during certain periods, which could have an increasingly adverse impact on the U.S. and foreign economies. The financial market volatility and the resulting negative economic impact could continue and it is possible that it may be prolonged, which could adversely affect our current investment portfolio, make it difficult to determine the value of certain assets in our portfolio and/or make it difficult for us to purchase suitable investments that meet our risk and return criteria. These factors could cause us to realize less than expected returns on invested assets, sell investments for a loss or write off or write down investments, any of which could have a material adverse effect on our results of operations or financial condition.

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

With respect to reinsurance coverages that we have purchased, our ability to recover amounts due from reinsurers may be affected by the creditworthiness and willingness to pay of the reinsurers. Although certain reinsurance we have purchased is collateralized, the collateral is exposed to credit risk of the counterparty that has guaranteed an investment return on such collateral.

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

Our exposure to any of the above credit risks could have a material adverse effect on our results of operations or financial condition.

The failure of the risk mitigation strategies we utilize could have a material adverse effect on our financial condition or results of operations.

We utilize a number of strategies to mitigate our risk exposure, such as:

•	engaging in rigorous underwriting;

•	carefully evaluating terms and conditions of our policies;

•	focusing on our risk aggregations by geographic zones, industry type, credit exposure and other bases; and

•	ceding reinsurance.

However, there are inherent limitations in all of these tactics and no assurance can be given that an event or series of events will not result in loss levels in excess of our probable maximum loss models, which could have a material adverse effect on our financial condition or results of operations. It is also possible that losses could manifest themselves in ways that we do not anticipate and that our risk mitigation strategies are not designed to address. Such a manifestation of losses could have a material adverse effect on our financial condition or results of operations.

These risks may be heightened during difficult economic conditions such as those currently being experienced in the United States and elsewhere.

Reinsurance coverage may not be available to us in the future at commercially reasonable rates or at all.

The availability and cost of reinsurance are subject to prevailing market conditions that are beyond our control. No assurances can be made that reinsurance will remain continuously available to us in amounts that we consider sufficient and at rates that we consider acceptable, which would cause us to increase the amount of risk we retain, reduce the amount of business we underwrite or look for alternatives to reinsurance. This, in turn, could have a material adverse effect on our financial condition or results of operations.

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

Although the federal government and its regulatory agencies generally do not directly regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways. Current and proposed federal measures that may significantly affect the P&C Group’s business and the market as a whole include federal terrorism insurance, systemic risk regulation, tort reform, natural catastrophes, corporate governance, ergonomics, health care reform including containment of medical costs, medical malpractice reform and patients’ rights, privacy, e-commerce, international trade, federal regulation of insurance companies and the taxation of insurance companies.

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

A significant portion of our business is conducted outside the United States, including in Asia, Australia, Canada, Europe and Latin America. By doing business outside the United States, we are subject to a number of risks, including without limitation, dealing with jurisdictions, especially in emerging markets, that may lack political, financial or social stability and/or a strong legal and regulatory framework, which may make it difficult to do business and comply with local laws and regulations in such jurisdictions. Failure to comply with local laws in a particular jurisdiction or doing business in a country that becomes increasingly unstable could have a significant adverse effect on our business and operations in that market as well as on our reputation generally.

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

Our computer, information technology and telecommunications systems, which we use to conduct our business, interface with and rely upon third-party systems. Systems failures or outages could compromise our ability to perform business functions in a timely manner, which could harm our ability to conduct business and hurt our relationships with our business partners and customers. In the event of a disaster such as a natural catastrophe, an industrial accident, a blackout, a computer virus, a terrorist attack or war, our systems may be inaccessible to our employees, customers or business partners for an extended period of time. Even if our employees or third party providers are able to report to work, they might be unable to perform their duties for an extended period of time if our computer, information technology or telecommunication systems were disabled or destroyed. Our systems could also be subject to physical break-ins, electronic hacking, and subject to similar disruptions from unauthorized tampering. This may impede or interrupt our business operations, which could have a material adverse effect on our results of operations or financial condition.

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

Item 3.  Legal Proceedings

As previously disclosed, Chubb and certain of its subsidiaries have been involved in the investigations by various Attorneys General and other regulatory authorities of several states, the U.S. Securities and Exchange Commission, the U.S. Attorney for the Southern District of New York and certain non-U.S. regulatory authorities with respect to certain business practices in the property and casualty insurance industry including (1) potential conflicts of interest and anti-competitive behavior arising from the payment of contingent commissions to brokers and agents and (2) loss mitigation and finite reinsurance arrangements. In connection with these investigations, Chubb and certain of its subsidiaries received subpoenas and other requests for information from various regulators. The Corporation has cooperated fully with these investigations. The Corporation has settled with several state Attorneys General and insurance departments all issues arising out of their investigations. As described in more detail below, the Attorney General of Ohio in August 2007 filed an action against Chubb and certain of its subsidiaries, as well as several other insurers and one broker, as a result of the Ohio Attorney General’s business practices investigation. Although no other Attorney General or regulator has initiated an action against the Corporation, it is possible that such an action may be brought against the Corporation with respect to some or all of the issues that were the focus of the business practice investigations.

The Attorney General of Ohio on August 24, 2007 filed an action in the Court of Common Pleas in Cuyahoga County, Ohio, against Chubb and certain of its subsidiaries, as well as several other insurers and one broker, as a result of the Ohio Attorney General’s business practices investigation. This action alleges violations of Ohio’s antitrust laws. In July 2008, the court denied the Corporation’s and the other defendants’ motions to dismiss the Attorney General’s complaint. In August 2008, the Corporation and the other defendants filed answers to the complaint and discovery is proceeding.

As previously disclosed, individual actions and purported class actions arising out of the investigations into the payment of contingent commissions to brokers and agents have been filed in a number of federal and state courts. On August 1, 2005, Chubb and certain of its subsidiaries were named in a putative class action entitled In re Insurance Brokerage Antitrust Litigation in the U.S. District Court for the District of New Jersey (N.J. District Court). This action, brought against several brokers and insurers on behalf of a class of persons who purchased insurance through the broker defendants, asserts claims under the Sherman Act and state law and the Racketeer Influenced and Corrupt Organizations Act (RICO) arising from the alleged unlawful use of contingent commission agreements. On September 28, 2007, the N.J. District Court dismissed the second amended complaint filed by the plaintiffs in the In re Insurance Brokerage Antitrust Litigation in its entirety. In so doing, the court dismissed the plaintiffs’ Sherman Act and RICO claims with prejudice for failure to state a claim, and it dismissed the plaintiffs’ state law claims without prejudice because it declined to exercise supplemental jurisdiction over them. The plaintiffs have appealed the dismissal of their second amended complaint to the U.S. Court of Appeals for the Third Circuit, and that appeal is currently pending.

As previously disclosed, Chubb and certain of its subsidiaries also have been named as defendants in other putative class actions relating or similar to the In re Insurance Brokerage Antitrust Litigation that have been filed in various state courts or in U.S. district courts between 2005 and 2007. These actions have been subsequently removed and ultimately transferred to the N.J. District Court for consolidation with the In re Insurance Brokerage Antitrust Litigation. These actions are currently stayed.

In the various actions described above, the plaintiffs generally allege that the defendants unlawfully used contingent commission agreements and conspired to reduce competition in the insurance markets. The actions seek treble damages, injunctive and declaratory relief, and attorneys’ fees. The Corporation believes it has substantial defenses to all of the aforementioned legal proceedings and intends to defend the actions vigorously.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the shareholders during the quarter ended December 31, 2009.

Executive Officers of the Registrant

		Year of
	Age(a)	Election(b)

John D. Finnegan, Chairman, President and Chief Executive Officer	61	2002
W. Brian Barnes, Senior Vice President and Chief Actuary of Chubb & Son, a division of Federal	47	2008
Maureen A. Brundage, Executive Vice President and General Counsel	53	2005
Robert C. Cox, Executive Vice President of Chubb & Son, a division of Federal	52	2003
John J. Degnan, Vice Chairman and Chief Operating Officer	65	1994
John J. Kennedy, Senior Vice President and Chief Accounting Officer	54	2008
Paul J. Krump, Executive Vice President and Chief Underwriting Officer of Chubb & Son, a division of Federal	50	2001
Andrew A. McElwee, Jr., Executive Vice President of Chubb & Son, a division of Federal	55	1997
Harold L. Morrison, Jr., Executive Vice President and Chief Global Field Officer of Chubb & Son, a division of Federal	52	2008
Steven R. Pozzi, Executive Vice President of Chubb & Son, a division of Federal	53	2009
Dino E. Robusto, Executive Vice President and Chief Administrative Officer of Chubb & Son, a division of Federal	51	2006
Richard G. Spiro, Executive Vice President and Chief Financial Officer	45	2008
(a) Ages listed above are as of April 28, 2010.

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

The common stock of Chubb is listed and principally traded on the New York Stock Exchange (NYSE) under the trading symbol “CB”. The following are the high and low closing sale prices as reported on the NYSE Composite Tape and the quarterly dividends declared per share for each quarter of 2009 and 2008.

	2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Common stock prices
High	$50.32	$44.04	$51.00	$53.79
Low	35.00	38.11	38.82	48.06
Dividends declared	.35	.35	.35	.35

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Common stock prices
High	$54.38	$54.65	$64.50	$53.06
Low	48.02	49.01	45.61	38.75
Dividends declared	.33	.33	.33	.33

At February 12, 2010, there were approximately 8,700 common shareholders of record.

The declaration and payment of future dividends to Chubb’s shareholders will be at the discretion of Chubb’s Board of Directors and will depend upon many factors, including the Corporation’s operating results, financial condition and capital requirements, and the impact of regulatory constraints discussed in Note (18)(e) of the Notes to Consolidated Financial Statements.

The following table summarizes the stock repurchased by Chubb during each month in the quarter ended December 31, 2009.

			Total Number of	Maximum Number of
	Total		Shares Purchased as	Shares that May Yet Be
	Number of		Part of Publicly	Purchased Under
	Shares	Average Price	Announced Plans or	the Plans or
Period	Purchased(a)	Paid Per Share	Programs	Programs(b)

October 2009	3,678,000	$50.21	3,678,000	3,324,869
November 2009	3,211,100	49.92	3,211,100	113,769
December 2009	2,953,644	48.66	2,953,644	22,160,125

Total	9,842,744	49.65	9,842,744

(a)	The stated amounts exclude 320 shares, 332 shares and 5,814 shares delivered to Chubb during the months of October 2009, November 2009 and December 2009, respectively, by employees of the Corporation to cover option exercise prices and withholding taxes in connection with the Corporation’s stock-based compensation plans.

(b)	On December 4, 2008, the Board of Directors authorized the repurchase of up to 20,000,000 shares of common stock. No shares remain under this share repurchase authorization. On December 3, 2009, the Board of Directors authorized the repurchase of up to 25,000,000 additional shares of common stock. The authorization has no expiration date.

Stock Performance Graph

The following performance graph compares the performance of Chubb’s common stock during the five-year period from December 31, 2004 through December 31, 2009 with the performance of the Standard & Poor’s 500 Index and the Standard & Poor’s Property & Casualty Insurance Index. The graph plots the changes in value of an initial $100 investment over the indicated time periods, assuming all dividends are reinvested.

Cumulative Total Return
Based upon an initial investment of $100 on December 31, 2004 with dividends reinvested

	December 31
	2004	2005	2006	2007	2008	2009

Chubb	$100	$130	$143	$151	$145	$144
S&P 500	100	105	121	128	81	102
S&P 500 Property & Casualty Insurance	100	115	130	112	79	89

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

Item 6.  Selected Financial Data

	2009	2008	2007	2006	2005
	(in millions except for per share amounts)
FOR THE YEAR
Revenues
Property and Casualty Insurance
Premiums Earned	$11,331	$11,828	$11,946	$11,958	$12,176
Investment Income	1,585	1,652	1,622	1,485	1,342
Other Revenues	2	4	11	—	—
Corporate and Other	75	108	154	315	181
Realized Investment Gains (Losses), Net	23	(371)	374	245	384

Total Revenues	$13,016	$13,221	$14,107	$14,003	$14,083

Income
Property and Casualty Insurance
Underwriting Income	$1,631	$1,361	$2,116	$1,905	$921 (a)
Investment Income	1,549	1,622	1,590	1,454	1,315
Other Income (Charges)	(3)	9	6	10	(1)

Property and Casualty Insurance Income	3,177	2,992	3,712	3,369	2,235
Corporate and Other	(238)	(214)	(149)	(89)	(172)
Realized Investment Gains (Losses), Net	23	(371)	374	245	384

Income Before Income Tax	2,962	2,407	3,937	3,525	2,447
Federal and Foreign Income Tax	779	603	1,130	997	621

Net Income	$2,183	$1,804	$2,807	$2,528	$1,826

Per Share
Net Income	$6.18	$4.92	$7.01	$5.98	$4.47
Dividends Declared on Common Stock	1.40	1.32	1.16	1.00	.86

AT DECEMBER 31
Total Assets	$50,449	$48,429	$50,574	$50,277	$48,061
Long Term Debt	3,975	3,975	3,460	2,466	2,467
Total Shareholders’ Equity	15,634	13,432	14,445	13,863	12,407
Book Value Per Share	47.09	38.13	38.56	33.71	29.68

(a)	Underwriting income in 2005 reflected net costs of $462 million ($300 million after-tax or $0.74 per share) related to Hurricane Katrina.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition of the Corporation as of December 31, 2009 compared with December 31, 2008 and the results of operations for each of the three years in the period ended December 31, 2009. This discussion should be read in conjunction with the consolidated financial statements and related notes and the other information contained in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this document are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 (PSLRA). These forward-looking statements are made pursuant to the safe harbor provisions of the PSLRA and include statements regarding our loss reserve and reinsurance recoverable estimates; the impact of future catastrophes (including acts of terrorism); asbestos and toxic waste liability developments; the number and severity of surety-related claims; the impact of changes to our reinsurance program in 2009 and the cost of reinsurance in 2010; the adequacy of the rates at which we renewed and wrote new business; premium volume and competition in 2010; property and casualty investment income during 2010; cash flows generated by our fixed income investments; currency rate fluctuations; estimates with respect to our credit derivatives exposure; the repurchase of common stock under our share repurchase program; our capital adequacy and funding of liquidity needs; the funding and timing of loss payments; and the redemption of our capital securities. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. These statements are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties, which include, among others, those discussed or identified from time to time in our public filings with the Securities and Exchange Commission and those associated with:

•	global political conditions and the occurrence of terrorist attacks, including any nuclear, biological, chemical or radiological events;

•	the effects of the outbreak or escalation of war or hostilities;

•	premium pricing and profitability or growth estimates overall or by lines of business or geographic area, and related expectations with respect to the timing and terms of any required regulatory approvals;

•	adverse changes in loss cost trends;

•	our ability to retain existing business and attract new business;

•	our expectations with respect to cash flow and investment income and with respect to other income;

•	the adequacy of loss reserves, including:

•	our expectations relating to reinsurance recoverables;

•	the willingness of parties, including us, to settle disputes;

•	developments in judicial decisions or regulatory or legislative actions relating to coverage and liability, in particular, for asbestos, toxic waste and other mass tort claims;

•	development of new theories of liability;

•	our estimates relating to ultimate asbestos liabilities;

•	the impact from the bankruptcy protection sought by various asbestos producers and other related businesses; and

•	the effects of proposed asbestos liability legislation, including the impact of claims patterns arising from the possibility of legislation and those that may arise if legislation is not passed;

•	the availability and cost of reinsurance coverage;

•	the occurrence of significant weather-related or other natural or human-made disasters, particularly in locations where we have concentrations of risk;

•	the impact of economic factors on companies on whose behalf we have issued surety bonds, and in particular, on those companies that file for bankruptcy or otherwise experience deterioration in creditworthiness;

•	the effects of disclosures by, and investigations of, companies relating to possible accounting irregularities, practices in the financial services industry, investment losses or other corporate governance issues, including:

•	claims and litigation arising out of stock option “backdating,” spring loading” and other equity grant practices by public companies;

•	the effects on the capital markets and the markets for directors and officers and errors and omissions insurance;

•	claims and litigation arising out of actual or alleged accounting or other corporate malfeasance by other companies;

•	claims and litigation arising out of practices in the financial services industry;

•	claims and litigation relating to uncertainty in the credit and broader financial markets; and

•	legislative or regulatory proposals or changes;

•	the effects of changes in market practices in the U.S. property and casualty insurance industry arising from any legal or regulatory proceedings, related settlements and industry reform, including changes that have been announced and changes that may occur in the future;

•	the impact of legislative and regulatory developments on our business, including those relating to terrorism, catastrophes and the financial markets;

•	any downgrade in our claims-paying, financial strength or other credit ratings;

•	the ability of our subsidiaries to pay us dividends;

•	general political, economic and market conditions, whether globally or in the markets in which we operate, including:

•	changes in interest rates, market credit spreads and the performance of the financial markets;

•	currency fluctuations;

•	the effects of inflation;

•	changes in domestic and foreign laws, regulations and taxes;

•	changes in competition and pricing environments;

•	regional or general changes in asset valuations;

•	the inability to reinsure certain risks economically; and

•	changes in the litigation environment; and

•	our ability to implement management’s strategic plans and initiatives.

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

•	Net income was $2.2 billion in 2009 compared with $1.8 billion in 2008 and $2.8 billion in 2007. The increase in net income in 2009 compared with 2008 was due to higher operating income in 2009 and modest net realized investment gains in 2009 compared with substantial net realized investment losses in 2008. We define operating income as net income excluding realized investment gains and losses after tax. The decrease in net income in 2008 compared with 2007 was due to both a significant decline in operating income and substantial realized investment losses in 2008 compared with substantial realized investments gains in 2007.

•	Operating income was $2.2 billion in 2009, $2.0 billion in 2008 and $2.6 billion in 2007. Higher operating income in 2009 compared with that in 2008 was due to higher underwriting income in our property and casualty insurance business offset in part by lower investment income. The lower operating income in 2008 compared with that in 2007 was due primarily to substantially lower underwriting income in our property and casualty insurance business in 2008 than in 2007. Management uses operating income, a non-GAAP financial measure, among other measures, to evaluate its performance because the realization of investment gains and losses in any period could be discretionary as to timing and can fluctuate significantly, which could distort the analysis of operating trends.

•	Underwriting results were highly profitable in 2009, 2008 and 2007. Our combined loss and expense ratio was 86.0% in 2009 compared with 88.7% in 2008 and 82.9% in 2007. The more profitable results in 2009 compared to 2008 were due to substantially lower catastrophe losses offset in part by a lower amount of favorable prior year loss development. The less profitable results in 2008 compared to 2007 were due in large part to higher catastrophe losses as well as the cumulative impact of the rate reductions experienced in the commercial and professional liability classes over the past several years. The impact of catastrophes accounted for 0.8 of a percentage point of the combined ratio in 2009 compared with 5.1 percentage points in 2008 and 3.0 percentage points in 2007.

•	During 2009, we experienced overall favorable development of $762 million on loss reserves established as of the previous year end, due primarily to favorable loss experience in certain professional liability and commercial liability classes as well as lower than expected emergence of losses in the homeowners and commercial property classes. During 2008, we experienced overall favorable development of $873 million due primarily to favorable loss trends in certain professional liability and commercial liability classes, as well as lower than expected emergence of losses in the homeowners and commercial property classes. During 2007, we experienced overall favorable development of $697 million due primarily to favorable loss trends in the professional liability classes, lower than expected emergence of losses in the homeowners and commercial property classes and better than expected reported loss activity in the run-off of our reinsurance assumed business.

•	Total net premiums written decreased by 6% in 2009 and 1% in 2008. The decrease in 2009 was largely attributable to the general downturn in the economy and, to a lesser extent, the impact of currency fluctuation on business written outside the United States due to the strengthening of the U.S. dollar in 2009 compared to 2008. The lack of premium growth in both years also reflects our continued emphasis on underwriting discipline in a highly competitive market environment. Net premiums written in the United States decreased by 6% in 2009 and 2% in 2008. Net premiums written outside the United States decreased by 6% in 2009 and increased by 6% in 2008. Measured in local currencies, premiums outside the United States grew modestly in both years.

•	Property and casualty investment income after tax decreased by 3% in 2009 and increased by 2% in 2008. The decline in 2009 was due to lower yields, particularly on short term investments, as well as the effects of currency fluctuation on income from our non-U.S. investments. The growth in 2008 was limited as average invested assets increased only modestly during the year. Management uses property and casualty investment income after-tax, a non-GAAP financial measure, to evaluate its investment performance because it reflects the impact of any change in the proportion of the investment portfolio invested in tax exempt securities and is therefore more meaningful for analysis purposes than investment income before income tax.

•	Net realized investment gains before taxes were $23 million ($15 million after tax) in 2009 compared with net realized losses before taxes of $371 million ($241 million after tax) in 2008 and net realized gains before taxes of $374 million ($243 million after tax) in 2007. The net realized losses in 2008 were primarily attributable to other-than-temporary impairment losses on equity securities. The net realized gains in 2007 were primarily attributable to gains from investments in limited partnerships.

A summary of our consolidated net income is as follows:

	Years Ended December 31
	2009	2008	2007
	(in millions)

Property and casualty insurance	$3,177	$2,992	$3,712
Corporate and other	(238)	(214)	(149)

Consolidated operating income before income tax	2,939	2,778	3,563
Federal and foreign income tax	771	733	999

Consolidated operating income	2,168	2,045	2,564
Realized investment gains (losses) after income tax	15	(241)	243

Consolidated net income	$2,183	$1,804	$2,807

PROPERTY AND CASUALTY INSURANCE

A summary of the results of operations of our property and casualty insurance business is as follows:

	Years Ended December 31
	2009	2008	2007
	(in millions)

Underwriting
Net premiums written	$11,077	$11,782	$11,872
Decrease in unearned premiums	254	46	74

Premiums earned	11,331	11,828	11,946

Losses and loss expenses	6,268	6,898	6,299
Operating costs and expenses	3,377	3,546	3,564
Decrease (increase) in deferred policy acquisition costs	27	(17)	(52)
Dividends to policyholders	28	40	19

Underwriting income	1,631	1,361	2,116

Investments
Investment income before expenses	1,585	1,652	1,622
Investment expenses	36	30	32

Investment income	1,549	1,622	1,590

Other income (charges)	(3)	9	6

Property and casualty income before tax	$3,177	$2,992	$3,712

Property and casualty investment income after tax	$1,252	$1,297	$1,273

Property and casualty income before tax in 2009 was higher than in 2008 due to higher underwriting income, offset in part by lower investment income. The increase in underwriting income in 2009 was primarily due to substantially lower catastrophe losses, offset in part by a lower amount of favorable prior year loss development and a slight reduction in underwriting profitability excluding catastrophes in the current accident year. The decrease in investment income in 2009 was due to lower yields, particularly on short term investments, as well as the effects of currency fluctuation on income from our non-U.S. investments. Property and casualty income before tax in 2008 was lower than in 2007 due to substantially lower underwriting income. The decrease in underwriting income in 2008 was due in large part to higher catastrophe losses and the cumulative impact of the rate reductions in the commercial and specialty insurance businesses over the past several years.

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

Net Premiums Written

Net premiums written amounted to $11.1 billion in 2009, a decrease of 6% compared with 2008. Net premiums written in 2008 decreased by 1% compared with 2007.

Net premiums written by business unit were as follows:

	Years Ended December 31
				% Increase
		% Decrease		(Decrease)
	2009	2009 vs. 2008	2008	2008 vs. 2007	2007
	(dollars in millions)

Personal insurance	$3,657	(4)%	$3,826	3%	$3,709
Commercial insurance	4,660	(7)	4,993	(2)	5,083
Specialty insurance	2,739	(6)	2,899	(2)	2,944

Total insurance	11,056	(6)	11,718	—	11,736
Reinsurance assumed	21	(67)	64	(53)	136

Total	$11,077	(6)	$11,782	(1)	$11,872

Net premiums written decreased by 6% in 2009 compared with 2008 and 1% in 2008 compared with 2007. Premiums in the United States, which represent about 75% of our total net premiums, decreased by 6% in 2009 and 2% in 2008. Premiums outside the U.S., expressed in U.S. dollars, decreased by 6% in 2009 and increased by 6% in 2008. In 2009, the decrease in net premiums written outside the U.S. was attributable to the impact of currency fluctuation due to the strengthening of the U.S. dollar. Conversely, in 2008, approximately half of the premium growth outside the U.S. was due to the impact of currency fluctuation due to the weakness of the U.S. dollar. In 2009 and 2008, net premiums written outside the U.S. grew modestly when measured in local currencies.

Premium growth was adversely impacted in 2009 and 2008, but more so in 2009, by the general downturn in the economy which began in 2008 and continued throughout 2009. The amounts of coverage purchased or the insured exposures, both of which are bases upon which we calculate the premiums we charge, were down in 2009 in many classes of our business. Also, in both years, our ability to grow premiums was constrained by our continued emphasis on underwriting discipline in a highly competitive market environment. During 2008, rates were under competitive pressure and generally decreased, with variation by class of business and geographic area. In 2009, competitive pressures continued but rates in the commercial and professional liability businesses increased slightly overall.

In both years, we retained a high percentage of our existing customers and renewed these accounts at what we believe are acceptable rates relative to the risks. While we found opportunities to write new business at acceptable rates, we continued to be disciplined and the number of such opportunities declined throughout 2008 and 2009. During the second half of 2008, the property and casualty insurance market experienced disruption as a result of broader issues in the financial markets and the economies of the United States and other countries. The crisis in the financial markets had an adverse impact on some of our competitors, resulting in opportunities for us to write new business. During 2009, we were able to write some new business due to this dislocation in the insurance markets. The modestly positive effect of this was offset by the decrease in demand in nearly all classes of our insurance business caused by the general downturn in the economy.

The highly competitive market is likely to continue in 2010. Although there have been some signs that an economic recovery may be underway, it remains uncertain if such recovery will occur and whether it will be sustained. Even if an economic recovery does occur, premium growth will lag any recovery that takes place. We expect net written premiums, excluding the impact of currency fluctuation, will be modestly lower in 2010 compared with 2009. If the average foreign currency to U.S. dollar exchange rates in 2010 are similar to 2009 year-end levels, we expect net premiums written will be flat to modestly lower in 2010 compared to 2009.

Reinsurance assumed net premiums written decreased by 67% in 2009 and 53% in 2008. The significant premium decline reflects the sale of our ongoing reinsurance assumed business in December 2005, which is discussed below.

Reinsurance Ceded

Our premiums written are net of amounts ceded to reinsurers who assume a portion of the risk under the insurance policies we write that are subject to the reinsurance. Most of our ceded reinsurance arrangements consist of excess of loss and catastrophe contracts that protect against a specified part or all of certain types of losses over stipulated amounts arising from any one occurrence or event. Therefore, unless we incur losses that exceed our initial retention under these contracts, we do not receive any loss recoveries. As a result, in certain years, we cede premiums to reinsurance companies and receive few, if any, loss recoveries. However, in a year in which there is a significant catastrophic event or a series of large individual losses, we may receive substantial loss recoveries. The impact of ceded reinsurance on net premiums written and earned and on net losses and loss expenses incurred for the three years ended December 31, 2009 is presented in Note (10) of the Notes to Consolidated Financial Statements.

The most significant component of our ceded reinsurance program is property reinsurance. We purchase two types of coverage: catastrophe and property per risk.

For property risks in the United States and Canada, we purchase catastrophe reinsurance in two forms. We purchase a traditional catastrophe reinsurance treaty which we refer to as our North American catastrophe treaty. In recent years, we have also arranged for the purchase of multi-year, collateralized reinsurance coverage funded through the issuance of collateralized risk linked securities, known as catastrophe bonds.

Our North American catastrophe treaty has been in place for many years. For the 2009 treaty, our initial retention is $500 million per occurrence. We did not renew the coverage for 45% of covered losses between $350 million and $500 million we had under the 2008 treaty. We also converted a northeastern United States-only layer into a layer that covers all of the United States and Canada. The overall impact of these changes was to slightly reduce the maximum amount that we can recover per occurrence under the North American catastrophe treaty.

The combination of the 2009 North American catastrophe treaty and a portion of the catastrophe bond coverages in effect during 2009, collectively, provide coverage for United States and Canadian exposures of approximately 72% of losses (net of recoveries from other available reinsurance) between $500 million and $1.15 billion and 60% of losses between $1.15 billion and $1.65 billion.

We currently have three catastrophe bond coverages in effect. The first of the catastrophe bond coverages, which we established in 2007, is a $250 million, four-year reinsurance arrangement that provides coverage for homeowners-related hurricane losses in the northeastern part of the United States, where we have our greatest concentration of catastrophe exposure. The second of the catastrophe bond coverages, which we established in 2008, is a $200 million, three-year reinsurance arrangement that provides coverage for homeowners and commercial exposures. The full $200 million of coverage is available for loss events in the northeastern part of the United States. For losses occurring elsewhere in the continental United States or Canada, the coverage is limited to $55 million. Our third catastrophe bond coverage, which we established in 2009, is a $150 million, three-year reinsurance arrangement that provides coverage for homeowners-related hurricane losses in Florida.

For catastrophe events in the northeastern part of the United States, in addition to the United States and Canadian coverage discussed above, we have reinsurance that covers approximately 35% of losses (net of recoveries from other available reinsurance) between $1.15 billion and $2.05 billion. This coverage is provided through a combination of our North American catastrophe reinsurance treaty and the catastrophe bond coverage that we established in 2008. Additionally, the catastrophe bond coverage established in 2007 provides coverage for approximately 30% of homeowners-related hurricane losses between $1.45 billion and $2.25 billion.

For hurricane events in Florida, we have a combination of reinsurance coverages that operate in conjunction with the United States and Canadian coverage discussed above. We have reinsurance from the Florida Hurricane Catastrophe Fund (FHCF), which is a state-mandated fund designed to reimburse insurers for a portion of their residential catastrophic hurricane losses. Coverage under this program, which renews annually, expires June 1, 2010. Our participation in this program currently limits our initial retention in Florida for homeowners-related losses to approximately $190 million and provides coverage of 90% of covered losses between approximately $190 million and $700 million. Additionally, the catastrophe bond coverage we established in 2009 provides coverage of 50% of homeowners-related hurricane losses between $850 million and $1.15 billion.

For any catastrophe losses, we are subject to certain coinsurance requirements that affect the interaction of some elements of our catastrophe reinsurance program.

Our property catastrophe treaty for events outside the United States was renewed in 2009 with only modest changes in coverage. We increased both our initial retention and the reinsurance coverage in the top layer of the treaty by $25 million and increased our participation in the program. The treaty provides coverage of approximately 75% of losses (net of recoveries from other available reinsurance) between $100 million and $350 million.

In addition to our catastrophe treaties, we also have a commercial property per risk treaty which was renewed in 2009 with only slight changes in coverage. This treaty currently provides up to approximately $800 million (depending upon the currency in which the insurance policy was issued) of coverage per risk in excess of our initial retention, which is generally between $25 million and $35 million.

Our property reinsurance treaties generally contain terrorism exclusions for acts perpetrated by foreign terrorists, and for nuclear, biological, chemical and radiological loss causes whether such acts are perpetrated by foreign or domestic terrorists.

After declining modestly in 2008, reinsurance rates for property risks increased somewhat in 2009 as there were capacity restrictions for certain coverages in the market. Consequently, the overall cost of our catastrophe reinsurance program was modestly higher in 2009 than that in 2008. We do not expect the changes we made to our reinsurance program during 2009 to have a material effect on the Corporation’s results of operations, financial condition or liquidity.

Our major property reinsurance treaties expire on April 1, 2010. Due to a lower than average impact from catastrophes on the industry during 2009, we currently expect that reinsurance rates for property risks will decrease in 2010. The final structure of our program and amount of coverage purchased will be determinants of our total reinsurance costs in 2010.

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

Underwriting results were highly profitable in each of the last three years. The combined loss and expense ratio for our overall property and casualty business was as follows:

	Years Ended December 31
	2009	2008	2007

Loss ratio	55.4%	58.5%	52.8%
Expense ratio	30.6	30.2	30.1

Combined loss and expense ratio	86.0%	88.7%	82.9%

The relatively low loss ratio in each of the last three years reflected the favorable loss experience which we believe resulted from our disciplined underwriting in recent years. Results in all three years benefited from favorable prior year loss development. For more information on prior year loss development, see “Property and Casualty Insurance-Loss Reserves, Prior Year Loss Development.” The loss ratio was lower in 2009 compared to 2008 due to lower catastrophe losses, offset in part by a lower amount of favorable prior year loss development and a slight increase in the current accident year loss ratio excluding catastrophes. The loss ratio was higher in 2008 compared to 2007 due to higher catastrophe losses as well as the impact of rate reductions and several large non-catastrophe losses.

In 2009, net catastrophe losses incurred were $91 million, which represented 0.8 percentage points of the loss ratio. Net catastrophe losses incurred were $607 million in 2008, which represented 5.1 percentage points of the loss ratio. About $310 million of the catastrophe losses in 2008 related to Hurricane Ike, including our estimated share of an assessment from the Texas Windstorm Insurance Association, a windstorm insurance entity created by the State of Texas. Net catastrophe losses incurred in 2007 were $363 million, which represented 3.0 percentage points of the loss ratio.

We did not have any recoveries from our catastrophe reinsurance treaties during the three year period ended December 31, 2009 because there was no individual catastrophe for which our losses exceeded our retention under the treaties.

Our expense ratio was higher in 2009 compared with 2008. The increase was due primarily to an increase in commission rates in certain classes of business in the United States and, to a lesser extent, a decline in premiums written at a rate that exceeded the rate of reduction in our overhead expenses. Our expense ratio was similar in 2008 and 2007, as an increase in commissions was substantially offset by lower operating costs related to the run-off of our reinsurance business. The increase in commissions in 2008 compared with 2007 was largely the result of premium growth outside the United States in countries where commission rates are higher than in the United States as well as modestly higher commission rates in the United States in certain classes of business. The overhead expense component of our expense ratio related to our ongoing businesses was similar in 2008 and 2007.

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

Review of Underwriting Results by Business Unit

Personal Insurance

Net premiums written from personal insurance, which represented 33% of our premiums written in 2009, decreased by 4% in 2009 and increased by 3% in 2008. Net premiums written for the classes of business within the personal insurance segment were as follows:

	Years Ended December 31
				% Increase
		% Decrease		(Decrease)
	2009	2009 vs. 2008	2008	2008 vs. 2007	2007
	(dollars in millions)

Automobile	$577	(4)%	$602	(3)%	$621
Homeowners	2,339	(4)	2,449	1	2,423
Other	741	(4)	775	17	665

Total personal	$3,657	(4)	$3,826	3	$3,709

Personal automobile premiums decreased in 2009 and 2008 due to a highly competitive U.S. marketplace. The decrease in 2009 was also attributable to the impact of currency fluctuation on business written outside the United States. Premium growth in our homeowners business was constrained in both 2009 and 2008 due to the downturn in the U.S. economy that began in 2008, which resulted in a slowdown in new housing construction as well as lower demand for jewelry and fine arts policy endorsements. The in-force policy count for this class of business decreased modestly in 2009 and 2008. Premiums from our other personal business, which includes insurance for accident and health, excess liability and yacht coverages, decreased in 2009 after a substantial increase in 2008. The decrease in 2009 was driven by our accident and health business, due primarily to the effect of currency fluctuation on the non-U.S. component of this business. The adverse impact of currency fluctuation was offset in part by growth in the U.S. component of this business, due primarily to a select initiative. The substantial growth in our other personal business in 2008 was due primarily to a significant increase in accident and health premiums, which had strong growth both in the United States as well as outside the United States. Excess liability premiums were flat in 2009, after growing modestly in 2008.

Our personal insurance business produced highly profitable underwriting results in each of the last three years. The combined loss and expense ratios for the classes of business within the personal insurance segment were as follows:

	Years Ended December 31
	2009	2008	2007

Automobile	90.4%	87.6%	89.8%
Homeowners	80.4	83.7	80.2
Other	90.8	97.5	96.4
Total personal	84.1	87.1	84.8

Our personal automobile results were profitable in each of the past three years. Results in all three years benefited from lower claim frequency and modest favorable prior year loss development.

Homeowners results were highly profitable in each of the last three years. The impact of catastrophes accounted for 1.5 percentage points of the combined loss and expense ratio for this class in 2009 compared with 7.8 percentage points in 2008 and 9.6 percentage points in 2007. Results in 2009 and 2008 were adversely impacted by the higher frequency and severity of large non-catastrophe losses.

Other personal business produced profitable results in each of the past three years. Results for our excess liability business were highly profitable in 2009 compared with near breakeven results in 2008 and unprofitable results in 2007. Results in 2009 benefited from favorable prior year loss development. Prior year loss development for our excess liability business was not significant in 2008 compared with unfavorable prior year loss development in 2007. Our yacht business was highly profitable in 2009 compared with unprofitable results in 2008 and profitable results in 2007. Yacht results in 2008 were adversely affected by several large non-catastrophe losses as well as several losses related to Hurricane Ike. Our accident and health business produced breakeven results in 2009 compared with profitable results in 2008 and highly profitable results in 2007.

Commercial Insurance

Net premiums written from commercial insurance, which represented 42% of our premiums written in 2009, decreased by 7% in 2009 and 2% in 2008. Net premiums written for the classes of business within the commercial insurance segment were as follows:

	Years Ended December 31
				% Increase
		% Decrease		(Decrease)
	2009	2009 vs. 2008	2008	2008 vs. 2007	2007
	(dollars in millions)

Multiple peril	$1,121	(7)%	$1,210	(3)%	$1,252
Casualty	1,514	(8)	1,654	(4)	1,726
Workers’ compensation	761	(11)	851	(4)	890
Property and marine	1,264	(1)	1,278	5	1,215

Total commercial	$4,660	(7)	$4,993	(2)	$5,083

The decrease in premiums in our commercial insurance business in 2009 was primarily attributable to the adverse effects of the economic downturn, and to a lesser extent, the impact of currency fluctuation on business written outside the United States. The decline in premiums in most of our commercial classes in 2009 and 2008 also reflected the highly competitive marketplace, particularly for new business. The decrease in workers’ compensation premiums in 2009 reflected reduced exposures, due to lower amounts of covered payroll of our insureds, largely as a result of the downturn in the U.S. economy. U.S. renewal rates were up slightly in 2009, both in workers’ compensation and for commercial insurance overall. In 2008, we experienced modest decreases in renewal rates in the U.S., which were more pronounced in certain classes, such as workers’ compensation and large property risks, and also varied by geographic area. Growth in the property and marine classes in 2008 was primarily from a syndicated large risks program in both the U.S. and outside the U.S. and a marine initiative.

Retention levels of our existing customers have remained strong over the last three years. New business volume was down in 2009 and 2008 compared with the respective prior years. While we did obtain some new business in 2009, including as a result of the dislocation in the insurance markets caused by the impact of the financial market crisis on some of our competitors, the overall volume of new business was down from 2008 levels. This decline was due to continued competitive conditions and the general reduction in insurance demand due to the effects of the economic downturn. New business volume was down in 2008 compared with 2007 as it was difficult to find new opportunities at acceptable rates.

We have continued to maintain our underwriting discipline in the highly competitive market, renewing business and writing new business only where we believe we are securing acceptable rates and appropriate terms and conditions for the exposures.

Our commercial insurance business produced profitable underwriting results in each of the past three years. Results in all three years benefited from favorable loss experience, disciplined risk selection and appropriate terms and conditions in recent years. The results in 2008 were less profitable largely due to substantially higher catastrophe losses in the multiple peril and property and marine classes, primarily from Hurricane Ike. The impact of catastrophes accounted for 1.2 percentage points of the combined loss and expense ratio for our commercial insurance business in 2009, compared with 8.1 percentage points in 2008 and 2.6 percentage points in 2007. Excluding the effect of catastrophe losses, results for our commercial insurance business were modestly less profitable in each succeeding year, due in large part to the cumulative impact of rate reductions experienced over the past several years.

The combined loss and expense ratios for the classes of business within commercial insurance were as follows:

	Years Ended December 31
	2009	2008	2007

Multiple peril	85.8%	85.3%	80.8%
Casualty	96.7	95.0	94.6
Workers’ compensation	92.7	82.1	77.6
Property and marine	83.3	108.8	84.3
Total commercial	89.9	93.9	85.8

Multiple peril results were highly profitable in each of the past three years. Substantial improvement in the property component of this business in 2009 compared with 2008, due to lower catastrophe losses, was offset by less profitable results in the liability component, due in large part to a lower amount of favorable prior year loss development. The less profitable results in 2008 compared with those in 2007 were driven by the property component of this business, largely due to higher catastrophe losses. The impact of catastrophes accounted for 1.6 percentage points of the combined loss and expense ratio for this class in 2009 compared with 8.5 percentage points in 2008 and 1.7 percentage points in 2007. The property component benefited from low non-catastrophe losses in all three years, particularly outside the United States in 2008.

Results for our casualty business were profitable in each of the past three years. The automobile component of our casualty business was modestly profitable in 2009 compared with highly profitable results in 2008 and 2007. Results in the primary liability component were profitable in each of the past three years, but less so in each succeeding year. Results in the excess liability component were profitable in each of the past three years, but more so in 2008. Excess liability results in all three years benefited from favorable prior year loss development. Casualty results in all three years were adversely affected by incurred losses related to asbestos and toxic waste claims. Our analysis of these exposures resulted in increases in the estimate of our ultimate liabilities. Such losses represented 3.2 percentage points of the combined loss and expense ratio for this class in 2009, 5.9 percentage points in 2008 and 5.3 percentage points in 2007.

Workers’ compensation results were profitable in 2009 compared with highly profitable results in 2008 and 2007. Results in these years benefited from our disciplined risk selection during the past several years as well as relatively favorable claim frequencies. Results in 2009 and 2008 were less profitable than the respective prior years due in part to lower rate levels associated with state reforms and increased competition. Results in 2009 were adversely impacted by increased large loss activity and modest unfavorable prior year loss development compared with favorable prior year loss development in 2008 and 2007.

Property and marine results were highly profitable in 2009 compared with unprofitable results in 2008 and highly profitable results in 2007. The unprofitable results in 2008 were due primarily to higher catastrophe losses and, to a lesser extent, an increase in the frequency and severity of large non-catastrophe losses. Catastrophe losses accounted for 1.5 percentage points of the combined loss and expense ratio in 2009 compared with 22.1 percentage points in 2008 and 8.2 percentage points in 2007. Excluding the impact of catastrophes, the combined ratio was 81.8%, 86.7% and 76.1% in 2009, 2008 and 2007, respectively.

Specialty Insurance

Net premiums written from specialty insurance, which represented 25% of our premiums written in 2009, decreased by 6% in 2009 and 2% in 2008 compared with the respective prior years. Net premiums written for the classes of business within the specialty insurance segment were as follows:

	Years Ended December 31
				% Increase
		% Decrease		(Decrease)
	2009	2009 vs. 2008	2008	2008 vs. 2007	2007
	(dollars in millions)

Professional liability	$2,413	(5)%	$2,546	(2)%	$2,605
Surety	326	(8)	353	4	339

Total specialty	$2,739	(6)	$2,899	(2)	$2,944

The decrease in net premiums written in our professional liability classes of business in 2009 was due to several factors. The continuation of the adverse effects of the economic downturn and a highly competitive marketplace resulted in fewer nonrecurring and merger and acquisition related coverage opportunities, a modest decrease in retention levels and fewer new business opportunities. In addition, the impact of currency fluctuation on business written outside the United States contributed to the decline in premiums in 2009. The decline in premiums in 2008 for these classes of business was due to the highly competitive environment, particularly in the directors and officers liability component.

Overall renewal rates in our professional liability business in the U.S. increased slightly in 2009. This reversed a downward trend in renewal rates for the professional liability classes that had begun several years earlier and had continued in 2008 in most classes of business, although it had slowed as the year progressed. Rates for directors and officers liability and errors and omissions liability insurance for financial institutions, however, increased in both 2009 and 2008, particularly for those companies implicated in the crisis in the financial markets.

Retention levels in the professional liability classes remained strong over the last three years. New business volume declined in each of the past two years, but more so in 2009, due in varying degrees to the competition in the marketplace as well as the effects of the economic downturn. While we obtained new business in 2009, including some as a result of the market dislocation in the insurance industry, the overall volume of new business was down from 2008. This decline was due to the decrease in the demand for insurance resulting from the economic downturn. We maintained our focus on small and middle market publicly traded and privately held companies and our commitment to maintaining underwriting discipline in this environment. We continued to obtain what we believe are acceptable rates and appropriate terms and conditions on both new business and renewals.

Premium growth in our surety business began to slow in the latter half of 2008 due to a more competitive environment and the impact of the weaker economy on the construction business. This trend generally continued in 2009.

Our specialty insurance business produced highly profitable underwriting results in each of the last three years. The combined loss and expense ratios for the classes of business within specialty insurance were as follows:

	Years Ended December 31
	2009	2008	2007

Professional liability	90.1%	85.0%	82.4%
Surety	37.4	69.9	35.4
Total specialty	84.1	83.3	77.4

Our professional liability business produced highly profitable results in each of the past three years but somewhat less so in each succeeding year. The profitability of our professional liability business was particularly strong outside the United States in all three years. The employment practices liability and fiduciary liability classes each produced highly profitable results in each of the three past years. The directors and officers liability class was profitable in all three years, particularly in 2007. Our errors and omissions liability business produced highly unprofitable results in 2009 compared with near breakeven results in 2008 and 2007. The fidelity class was highly profitable in each of the past three years, but less so in 2009 due to several large losses.

Collectively, the results for the professional liability classes benefited from favorable prior year loss development in each of the past three years, due primarily to the recognition of the positive loss trends we have been experiencing related to accident years 2003 through 2006. These trends were largely the result of a favorable business climate, lower policy limits and better terms and conditions. The combined ratio for the 2009 accident year in our professional liability business is modestly above breakeven, due in part to the uncertainty surrounding the crisis in the financial markets that began in 2008 and continued in 2009.

Our surety business produced highly profitable results in each of the past three years due to favorable loss experience. Results in 2008 were less profitable than those in 2009 and 2007 due to the adverse impact of one large loss. Our surety business tends to be characterized by infrequent but potentially high severity losses. When losses occur, they are mitigated, at times, by recovery rights to the customer’s assets, contract payments, collateral and bankruptcy recoveries.

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

Net premiums written from our reinsurance assumed business, which is in run-off, decreased by 67% in 2009 and 53% in 2008. The significant decrease in premiums in both years was expected in light of the sale of our ongoing reinsurance assumed business to Harbor Point.

Reinsurance assumed results were profitable in each of the past three years. While the volume of business declined substantially in each of the past three years, results in all three years, particularly in 2007, benefited from significant favorable prior year loss development.

Catastrophe Risk Management

Our property and casualty subsidiaries have exposure to losses caused by natural perils such as hurricanes and other windstorms, earthquakes, severe winter weather and brush fires and from man-

made catastrophic events such as terrorism. The frequency and severity of catastrophes are inherently unpredictable.

Natural Catastrophes

The extent of losses from a natural catastrophe is a function of both the total amount of insured exposure in an area affected by the event and the severity of the event. We regularly assess our concentration of risk exposures in natural catastrophe exposed areas globally and have strategies and underwriting standards to manage this exposure through individual risk selection, subject to regulatory constraints, and through the purchase of catastrophe reinsurance. We use catastrophe modeling and a risk concentration management tool to monitor and control our accumulations of potential losses in natural catastrophe exposed areas in the United States, such as California and the gulf and east coasts, as well as in natural catastrophe exposed areas in other countries. The information provided by the catastrophe modeling and the risk concentration management tool has resulted in our non-renewing some accounts and has restricted us from writing others. Actual results may differ materially from those suggested by the model. We also continue to actively explore and analyze credible scientific evidence, including the potential impact of global climate change, that may affect our ability to manage exposure under the insurance policies we issue as well as the impact that laws and regulations intended to combat climate change may have on us.

Despite these efforts, the occurrence of one or more severe natural catastrophic events in heavily populated areas could have a material adverse effect on the Corporation’s results of operations, financial condition or liquidity.

Terrorism Risk and Legislation

The September 11, 2001 attack changed the way the property and casualty insurance industry views catastrophic risk. That tragic event demonstrated that numerous classes of business we write are subject to terrorism related catastrophic risks in addition to the catastrophic risks related to natural occurrences. This, together with the limited availability of terrorism reinsurance, has required us to change how we identify and evaluate risk accumulations. We have licensed a terrorism model that provides loss estimates under numerous event scenarios. Actual results may differ materially from those suggested by the model. Also, the risk concentration management tool referred to above enables us to identify locations and geographic areas that are exposed to risk accumulations. The information provided by the terrorism model and the risk concentration management tool has resulted in our non-renewing some accounts and has restricted us from writing others.

The Terrorism Risk Insurance Act of 2002 and more recently, the Terrorism Risk Insurance Program Reauthorization Act of 2007 (collectively TRIA), are limited duration programs under which the U.S. federal government has agreed to share the risk of loss arising from certain acts of terrorism with the insurance industry. The current program, which will terminate on December 31, 2014, is applicable to many lines of commercial business but excludes, among others, commercial automobile, surety and professional liability insurance, other than directors and officers liability. The current program provides protection from all foreign and domestic acts of terrorism.

As a precondition to recovery under TRIA, insurance companies with direct commercial insurance exposure in the United States for TRIA lines of business are required to make insurance for covered acts of terrorism available under their policies. Each insurer has a separate deductible that it must meet in the event of an act of terrorism before federal assistance becomes available. The deductible is based on a percentage of direct U.S. earned premiums for the covered lines of business in the previous calendar year. For 2010, that deductible is 20% of direct premiums earned in 2009 for these lines of business. For losses above the deductible, the federal government will pay for 85% of covered losses, while the insurer retains 15%. There is a combined annual aggregate limit for the federal government and all insurers of $100 billion. If acts of terrorism result in covered losses exceeding the $100 billion annual limit, insurers are not liable for additional losses. While the provisions of TRIA will serve to mitigate our exposure in the event of a large-scale terrorist attack, our deductible is substantial, approximating $950 million in 2010.

For certain classes of business, such as workers’ compensation, terrorism coverage is mandatory. For those classes of business where it is not mandatory, policyholders may choose not to accept terrorism coverage, which would, subject to other statutory or regulatory restrictions, reduce our exposure.

We also have exposure outside the United States to risk of loss from acts of terrorism. In some jurisdictions, we have access to government mechanisms that would mitigate our exposure.

We will continue to manage this type of catastrophic risk by monitoring terrorism risk aggregations. Nevertheless, given the unpredictability of the targets, frequency and severity of potential terrorist events as well as the very limited terrorism reinsurance coverage available in the market and the limitations of existing government programs and uncertainty regarding their availability in the future, the occurrence of a terrorist event could have a material adverse effect on the Corporation’s results of operations, financial condition or liquidity.

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

Incurred but not reported (IBNR) reserve estimates are generally calculated by first projecting the ultimate cost of all claims that have occurred and then subtracting reported losses and loss expenses. Reported losses include cumulative paid losses and loss expenses plus case reserves. The IBNR reserve includes a provision for claims that have occurred but have not yet been reported to us, some of which are not yet known to the insured, as well as a provision for future development on reported claims. A relatively large proportion of our net loss reserves, particularly for long tail liability classes, are reserves for IBNR losses. In fact, more than 70% of our aggregate net loss reserves at December 31, 2009 were for IBNR losses.

Our gross case and IBNR loss reserves and related reinsurance recoverable by class of business were as follows:

	Gross Loss Reserves			Reinsurance	Net Loss
December 31, 2009	Case	IBNR	Total	Recoverable	Reserves
	(in millions)

Personal insurance
Automobile	$226	$187	$413	$13	$400
Homeowners	395	293	688	23	665
Other	372	660	1,032	160	872

Total personal	993	1,140	2,133	196	1,937

Commercial insurance
Multiple peril	550	1,091	1,641	26	1,615
Casualty	1,499	4,849	6,348	360	5,988
Workers’ compensation	887	1,448	2,335	197	2,138
Property and marine	781	426	1,207	449	758

Total commercial	3,717	7,814	11,531	1,032	10,499

Specialty insurance
Professional liability	1,626	6,379	8,005	453	7,552
Surety	18	48	66	8	58

Total specialty	1,644	6,427	8,071	461	7,610

Total insurance	6,354	15,381	21,735	1,689	20,046
Reinsurance assumed	305	799	1,104	364	740

Total	$6,659	$16,180	$22,839	$2,053	$20,786

	Gross Loss Reserves			Reinsurance	Net Loss
December 31, 2008	Case	IBNR	Total	Recoverable	Reserves
	(in millions)

Personal insurance
Automobile	$210	$195	$405	$14	$391
Homeowners	434	310	744	29	715
Other	382	608	990	175	815

Total personal	1,026	1,113	2,139	218	1,921

Commercial insurance
Multiple peril	589	1,034	1,623	37	1,586
Casualty	1,431	4,621	6,052	392	5,660
Workers’ compensation	832	1,377	2,209	227	1,982
Property and marine	889	449	1,338	499	839

Total commercial	3,741	7,481	11,222	1,155	10,067

Specialty insurance
Professional liability	1,690	5,959	7,649	474	7,175
Surety	28	51	79	11	68

Total specialty	1,718	6,010	7,728	485	7,243

Total insurance	6,485	14,604	21,089	1,858	19,231
Reinsurance assumed	370	908	1,278	354	924

Total	$6,855	$15,512	$22,367	$2,212	$20,155

Loss reserves, net of reinsurance recoverable, increased by $631 million or 3% in 2009. Loss reserves related to our insurance business increased by $815 million, including approximately $370 million related to currency fluctuation due to the weaker U.S. dollar at December 31, 2009 compared with December 31, 2008. Loss reserves related to our reinsurance assumed business, which is in run-off, decreased by $184 million.

Total gross case reserves related to our insurance business decreased by $131 million in 2009. The significant decrease in gross loss reserves for the commercial property and marine business was primarily due to the settlement in 2009 of losses related to catastrophes, including Hurricane Ike, as well as several large non-catastrophe losses that were unpaid as of December 31, 2008.

In establishing the loss reserves of our property and casualty subsidiaries, we consider facts currently known and the present state of the law and coverage litigation. Based on all information currently available, we believe that the aggregate loss reserves at December 31, 2009 were adequate to cover claims for losses that had occurred as of that date, including both those known to us and those yet to be reported. However, as described below, there are significant uncertainties inherent in the loss reserving process. It is therefore possible that management’s estimate of the ultimate liability for losses that had occurred as of December 31, 2009 may change, which could have a material effect on the Corporation’s results of operations and financial condition.

Estimates and Uncertainties

The process of establishing loss reserves is complex and imprecise as it must take into consideration many variables that are subject to the outcome of future events. As a result, informed subjective estimates and judgments as to our ultimate exposure to losses are an integral component of our loss reserving process.

Given the inherent complexity of the loss reserving process and the potential variability of the assumptions used, the actual emergence of losses could vary, perhaps substantially, from the estimate of losses included in our financial statements, particularly in those instances where settlements do not occur until well into the future. Our net loss reserves at December 31, 2009 were $20.8 billion. Therefore, a relatively small percentage change in the estimate of net loss reserves would have a material effect on the Corporation’s results of operations.

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

Our actuaries perform a comprehensive review of loss reserves for each of the numerous classes of business we write at least once a year. The timing of such review varies by class of business and, for some classes, the jurisdiction in which the policy was written. The review process takes into consideration the variety of trends that impact the ultimate settlement of claims in each particular class of business. Additionally, each quarter our actuaries review the emergence of paid and reported losses relative to expectations and, as necessary, conduct reserve reviews for particular classes of business.

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

Frequency/severity methods first project ultimate claim counts (using one or more of the other methods described above) and then multiply those counts by an estimated average claim cost to calculate estimated ultimate losses. The average claim costs are often estimated through a regression analysis of historical severity data. Generally, these methods work best for high frequency, low severity classes of business.

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

In addition, we must consider the uncertain effects of emerging or potential claims and coverage issues that arise as legal, judicial and social conditions change. These issues have had, and may continue to have, a negative effect on our loss reserves by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims. Recent examples of such issues include the number of directors and officers liability and errors and omissions liability claims arising out of the ongoing crisis in the financial markets, the number of directors and officers liability claims arising out of stock option “backdating” practices by certain public companies, the number and size of directors and officers liability and errors and omissions liability claims arising out of investment banking practices and accounting and other corporate malfeasance, and exposure to claims asserted for bodily injury as a result of long term exposure to harmful products or substances. As a result of issues such as these, the uncertainties inherent in estimating ultimate claim costs on the basis of past experience have grown, further complicating the already complex loss reserving process.

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

Reserves for the professional liability classes other than fidelity were $7.2 billion, net of reinsurance, at December 31, 2009. Based on a review of our loss experience, if the loss development factor for each accident year changed such that the cumulative loss development factor for the most recent accident year changed by 10%, we estimate that the net reserves for professional liability classes other than fidelity would change by approximately $675 million, in either direction. This degree of change in the reported loss development pattern is within the historical variation around the averages in our data.

Reserves for commercial excess liability (excluding asbestos and toxic waste claims) were $3.1 billion, net of reinsurance, at December 31, 2009. These reserves are included within commercial casualty. Based on a review of our loss experience, if the loss development factor for each accident year changed such that the cumulative loss development factor for the most recent accident year changed by 15%, we estimate that the net reserves for commercial excess liability would change by approximately $300 million, in either direction. This degree of change in the reported loss development pattern is within the historical variation around the averages in our data.

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

We believe that the loss reserves carried at December 31, 2009 for asbestos and toxic waste claims were adequate. However, given the judicial decisions and legislative actions that have broadened the scope of coverage and expanded theories of liability in the past and the possibilities of similar interpretations in the future, it is possible that our estimate of loss reserves relating to these exposures may increase in future periods as new information becomes available and as claims develop.

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

There have been some positive legislative and judicial developments in the asbestos environment over the past several years:

•	Various challenges to the mass screening of claimants have been mounted which have led to higher medical evidentiary standards. For example, several asbestos injury settlement trusts have suspended their acceptance of claims that were based on the diagnosis of specific physicians or screening companies. Further investigations of the medical screening process for asbestos claims are underway.

•	A number of states have implemented legislative and judicial reforms that focus the courts’ resources on the claims of the most seriously injured. Those who allege serious injury and can present credible evidence of their injuries are receiving priority trial settings in the courts, while those who have not shown any credible disease manifestation are having their hearing dates delayed or placed on an inactive docket, which preserves the right to pursue litigation in the future.

•	A number of key jurisdictions have adopted venue reform that requires plaintiffs to have a connection to the jurisdiction in order to file a complaint.

•	In recognition that many aspects of bankruptcy plans are unfair to certain classes of claimants and to the insurance industry, these plans are beginning to be closely scrutinized by the courts and rejected when appropriate.

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

Various U.S. federal proposals to solve the ongoing asbestos litigation crisis have been considered by the U.S. Congress over the past few years, but none have yet been enacted. The prospect of federal asbestos reform legislation remains uncertain. As a result, we have assumed a continuation of the current legal environment with no benefit from any federal asbestos reform legislation.

Our actuaries and claim personnel perform periodic analyses of our asbestos related exposures. The analyses during 2007 noted an increase in our estimate of the ultimate liabilities related to certain of our traditional asbestos defendants. Based on these analyses, we increased our net asbestos loss reserves by $75 million in 2007. The analyses during 2008 and 2009 noted no developments that would indicate the need to change our estimate of ultimate liabilities related to asbestos claims.

The following table presents a reconciliation of the beginning and ending loss reserves related to asbestos claims.

	Years Ended December 31
	2009	2008	2007
	(in millions)

Gross loss reserves, beginning of year	$794	$838	$841
Reinsurance recoverable, beginning of year	47	45	52

Net loss reserves, beginning of year	747	793	789
Net incurred losses	—	—	75
Net losses paid	58	46	71

Net loss reserves, end of year	689	747	793
Reinsurance recoverable, end of year	39	47	45

Gross loss reserves, end of year	$728	$794	$838

The following table presents the number of policyholders for whom we have open asbestos case reserves and the related net loss reserves at December 31, 2009 as well as the net losses paid during 2009 by component.

	Number of	Net Loss	Net Losses
	Policyholders	Reserves	Paid
	(in millions)

Traditional defendants	22	$175	$10
Peripheral defendants	374	382	48
Future claims from unknown policyholders		132

		$689	$58

Significant uncertainty remains as to our ultimate liability related to asbestos related claims. This uncertainty is due to several factors including:

•	the long latency period between asbestos exposure and disease manifestation and the resulting potential for involvement of multiple policy periods for individual claims;

•	plaintiffs’ expanding theories of liability and increased focus on peripheral defendants;

•	the volume of claims by unimpaired plaintiffs and the extent to which they can be precluded from making claims;

•	the efforts by insureds to claim the right to non-products coverage not subject to aggregate limits;

•	the number of insureds seeking bankruptcy protection as a result of asbestos related liabilities;

•	the ability of claimants to bring a claim in a state in which they have no residency or exposure;

•	the impact of the exhaustion of primary limits and the resulting increase in claims on excess liability policies we have issued;

•	inconsistent court decisions and diverging legal interpretations; and

•	the possibility, however remote, of federal legislation that would address the asbestos problem.

These significant uncertainties are not likely to be resolved in the near future.

Toxic Waste Reserves.  Toxic waste claims relate primarily to pollution and related cleanup costs. Our insureds have two potential areas of exposure — hazardous waste dump sites and pollution at the insured site primarily from underground storage tanks and manufacturing processes.

The U.S. federal Comprehensive Environmental Response Compensation and Liability Act of 1980 (Superfund) has been interpreted to impose strict, retroactive and joint and several liability on potentially responsible parties (PRPs) for the cost of remediating hazardous waste sites. Most sites have multiple PRPs.

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

During 2009, the analysis of our toxic waste exposures indicated higher than expected development driven by a relatively small number of exposures. Based on these developments, as well as the increased cost to remediate certain sites, we increased our net toxic waste loss reserves by $90 million in 2009.

The following table presents a reconciliation of our beginning and ending loss reserves, net of reinsurance recoverable, related to toxic waste claims. The reinsurance recoverable related to these claims is minimal.

	Years Ended December 31
	2009	2008	2007
	(in millions)

Reserves, beginning of year	$181	$154	$169
Incurred losses	90	85	13
Losses paid	56	58	28

Reserves, end of year	$215	$181	$154

At December 31, 2009, $142 million of the net toxic waste loss reserves were IBNR reserves.

Reinsurance Recoverable.  Reinsurance recoverable is the estimated amount recoverable from reinsurers related to the losses we have incurred. At December 31, 2009, reinsurance recoverable included $209 million recoverable with respect to paid losses and loss expenses, which is included in other assets, and $2.1 billion recoverable on unpaid losses and loss expenses.

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

Ceded reinsurance contracts do not relieve us of our primary obligation to our policyholders. Consequently, an exposure exists with respect to reinsurance recoverable to the extent that any reinsurer is unable to meet its obligations or disputes the liabilities we believe it has assumed under the reinsurance contracts. We are selective in regard to our reinsurers, placing reinsurance with only those reinsurers who we believe have strong balance sheets and superior underwriting ability, and we monitor the financial strength of our reinsurers on an ongoing basis. Nevertheless, in recent years, certain of our reinsurers have experienced financial difficulties or exited the reinsurance business. In addition, we may become involved in coverage disputes with our reinsurers. A provision for estimated uncollectible reinsurance is recorded based on periodic evaluations of balances due from reinsurers, the financial condition of the reinsurers, coverage disputes and other relevant factors.

Prior Year Loss Development

Changes in loss reserve estimates are unavoidable because such estimates are subject to the outcome of future events. Loss trends vary and time is required for changes in trends to be recognized and confirmed. Reserve changes that increase previous estimates of ultimate cost are referred to as unfavorable or adverse development or reserve strengthening. Reserve changes that decrease previous estimates of ultimate cost are referred to as favorable development or reserve releases.

A reconciliation of our beginning and ending loss reserves, net of reinsurance, for the three years ended December 31, 2009 is as follows:

	Years Ended December 31
	2009	2008	2007
	(in millions)

Net loss reserves, beginning of year	$20,155	$20,316	$19,699

Net incurred losses and loss expenses related to
Current year	7,030	7,771	6,996
Prior years	(762)	(873)	(697)

	6,268	6,898	6,299

Net payments for losses and loss expenses related to
Current year	1,943	2,401	1,883
Prior years	4,063	4,108	4,066

	6,006	6,509	5,949

Foreign currency translation effect	369	(550)	267

Net loss reserves, end of year	$20,786	$20,155	$20,316

During 2009, we experienced overall favorable prior year development of $762 million, which represented 3.8% of the net loss reserves as of December 31, 2008. This compares with favorable prior year development of $873 million during 2008, which represented 4.3% of the net loss reserves at December 31, 2007, and favorable prior year development of $697 million during 2007, which represented 3.5% of the net loss reserves at December 31, 2006. Such favorable development was reflected in operating results in these respective years.

The following table presents the overall prior year loss development for the three years ended December 31, 2009 by accident year.

	Calendar Year
	(Favorable) Unfavorable Development
Accident Year	2009	2008	2007
	(in millions)

2008	$62
2007	(180)	$(86)
2006	(230)	(224)	$(141)
2005	(299)	(364)	(233)
2004	(256)	(272)	(240)
2003	(50)	(84)	(148)
2002	(33)	(25)	(71)
2001	30	31	53
2000	11	25	(17)
1999 and prior	183	126	100

	$(762)	$(873)	$(697)

The net favorable development of $762 million in 2009 was due to various factors. The most significant factors were:

•	We experienced favorable development of about $340 million in the professional liability classes other than fidelity, including about $110 million outside the U.S. A significant amount of favorable development occurred in the directors and officers liability, fiduciary liability and employment practices liability classes. We had a modest amount of unfavorable development in the errors and omissions liability class, particularly outside the U.S. A majority of the favorable development in the professional liability classes was in accident years 2004 through 2006. Reported loss activity related to these accident years was less than expected reflecting a favorable business climate, lower policy limits and better terms and conditions. As these years have become increasingly mature, and as the reported loss experience has emerged better than we expected, we have gradually decreased the expected loss ratios for these accident years. This favorable development was recognized as one among many factors in the determination of loss reserves for more current accident years. Our estimates of expected loss ratios for more recent accident years, particularly 2007 through 2009, were more influenced by the uncertainty surrounding the crisis in the financial markets as well as the general downward trend in prices in recent years.

•	We experienced favorable development of about $160 million in the aggregate in the homeowners and commercial property classes, primarily related to the 2007 and 2008 accident years. The severity of late reported property claims that emerged during 2009 was lower than expected and development on prior year catastrophe events was favorable. Because the incidence of large property losses is subject to a considerable element of fortuity, reserve estimates for these classes are based on an analysis of past loss experience on average over a period of years. As a result, the favorable development in 2009 was recognized, but had a relatively modest effect on our determination of carried property loss reserves at December 31, 2009.

•	We experienced favorable development of about $150 million in the aggregate in the commercial and personal liability classes. Favorable development in more recent accident years, particularly 2004 through 2006, was partially offset by adverse development in accident years 1999 and prior, which included $90 million of incurred losses related to toxic waste claims. The frequency and severity of prior period excess and primary liability claims have been generally lower than expected and the effects of underwriting changes that affected these years appear to have been more positive than expected. These factors were reflected in the determination of the carried loss reserves for these classes at December 31, 2009.

•	We experienced favorable development of about $55 million in the run-off of our reinsurance assumed business due primarily to better than expected reported loss activity from cedants.

•	We experienced favorable development of about $35 million in the surety business due to lower than expected loss emergence, mainly related to more recent accident years. Loss reserve estimates at the end of 2008 in this class included an expectation of more late reported losses than actually occurred in 2009. However, since we would still expect such losses to occur in a typical year, factors that resulted in the favorable development in 2009 were given only modest weight in our determination of carried surety loss reserves at December 31, 2009.

•	We experienced favorable development of about $30 million in the personal automobile business due primarily to lower than expected severity. This factor was given only modest weight in our determination of carried personal automobile loss reserves at December 31, 2009.

The net favorable development of $873 million in 2008 was also due to various factors. The most significant factors were:

•	We experienced favorable development of about $390 million in the professional liability classes other than fidelity, including about $150 million outside the U.S. Favorable development occurred in each of the primary professional liability classes, including directors and officers liability, errors and omissions liability, fiduciary liability and employment practices liability. A majority of this favorable development was in the 2004 and 2005 accident years. Reported loss activity related to these accident years was less than expected, reflecting a favorable business climate, lower policy limits and better terms and conditions. As these years became increasingly mature, and as the reported loss experience emerged better than we expected, we gradually decreased the expected loss ratios for these accident years.

•	We experienced favorable development of about $170 million in the aggregate in the homeowners and commercial property classes, primarily related to the 2006 and 2007 accident years. The severity of late reported property claims that emerged during 2008 was lower than expected.

•	We experienced favorable development of about $120 million in the commercial liability classes. Favorable development, particularly in excess liability and multiple peril liability classes in accident years 2002 through 2006, more than offset adverse development in accident years prior to 1998, which was mostly due to $85 million of incurred losses related to toxic waste claims.

•	We experienced favorable development of about $75 million in the fidelity class due to lower than expected reported loss emergence, particularly outside the U.S., mainly related to recent accident years.

•	We experienced favorable development of about $60 million in the run-off of our reinsurance assumed business due primarily to better than expected reported loss activity from cedants.

•	We experienced favorable development of about $30 million in the workers’ compensation class due in part to the positive effects of reforms in California.

•	We experienced favorable development of about $30 million in the personal automobile business due primarily to lower than expected severity.

The net favorable development of $697 million in 2007 was also due to various factors. The most significant factors were:

•	We experienced favorable development of about $300 million in the professional liability classes other than fidelity, including about $100 million outside the U.S. A majority of this favorable development was in the 2003 through 2005 accident years. Reported loss activity related to these accident years was less than expected, reflecting a favorable business climate, lower policy limits and better terms and conditions. While these accident years were still somewhat immature, we concluded that there was sufficient evidence to modestly decrease the expected loss ratios for these accident years.

•	We experienced favorable development of about $180 million in the aggregate in the homeowners and commercial property classes, primarily related to the 2005 and 2006 accident years. This favorable development arose from the lower than expected emergence of actual losses during 2007 relative to expectations used to establish our loss reserves at the end of 2006. The severity of late reported property claims that emerged during 2007 was lower than expected and case development, including salvage recoveries, on previously reported claims was better than expected.

•	We experienced favorable development of about $135 million in the run-off of our reinsurance assumed business due primarily to better than expected reported loss activity from cedants.

•	We experienced favorable development of about $40 million in the fidelity class and $30 million in the surety class due to lower than expected reported loss emergence, mainly related to more recent accident years.

•	We experienced favorable development of about $30 million in the personal automobile class. Case development during 2007 on previously reported claims was better than expected, reflecting improved case management. Also, the number of late reported claims was less than expected, reflecting a continuation of recent generally favorable frequency trends.

•	We experienced adverse development of about $20 million in the commercial liability classes. Adverse development in accident years prior to 1997, mostly the $88 million related to asbestos and toxic waste claims, was largely offset by favorable development in these classes in the more recent accident years.

In Item 1 of this report, we present an analysis of our consolidated loss reserve development on a calendar year basis for each of the ten years prior to 2009. The variability in reserve development over the ten year period illustrates the uncertainty of the loss reserving process. Conditions and trends that have affected reserve development in the past will not necessarily recur in the future. It is not appropriate to extrapolate future favorable or unfavorable reserve development based on amounts experienced in prior years.

Our U.S. property and casualty subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities. These annual statements include an analysis of loss reserves, referred to as Schedule P, that presents accident year loss development information by line of business for the nine years prior to 2009. It is our intention to post the Schedule P for our combined U.S. property and casualty subsidiaries on our website as soon as it becomes available.

Investment Results

Property and casualty investment income before taxes decreased by 5% in 2009 compared with 2008 and increased by 2% in 2008 compared with 2007. Lower yields, primarily on short term investments, contributed to the decrease in investment income in 2009. In addition, almost half of the decline in 2009 was related to currency fluctuation on income from our non-U.S. investments. Growth in investment income in 2008 was due to an increase in average invested assets compared with 2007. The growth in investment income in 2009 and 2008 was limited as average invested assets increased only modestly in each year as a result of substantial dividend distributions made by the property and casualty subsidiaries to Chubb during 2009, 2008 and 2007.

The effective tax rate on our investment income was 19.2% in 2009 compared with 20.0% in 2008 and 19.9% in 2007. The effective tax rate fluctuates as a result of our holding a different proportion of our investment portfolio in tax exempt securities during different periods.

On an after-tax basis, property and casualty investment income decreased by 3% in 2009 and increased by 2% in 2008. The after-tax annualized yield on the investment portfolio that supports our property and casualty insurance business was 3.39% in 2009 compared with 3.49% in 2008 and 3.50% in 2007.

If investment yields and average foreign currency to U.S. dollar exchange rates in 2010 are similar to 2009 year-end levels, property and casualty investment income for 2010 is expected to be about the same as in 2009.

Other Income and Charges

Other income and charges, which includes miscellaneous income and expenses of the property and casualty subsidiaries, was not significant in the last three years.

CORPORATE AND OTHER

Corporate and other comprises investment income earned on corporate invested assets, interest expense and other expenses not allocated to our operating subsidiaries and the results of our non-insurance subsidiaries, including Chubb Financial Solutions, which is in run-off.

Corporate and other produced a loss before taxes of $238 million in 2009 compared with losses of $214 million and $149 million in 2008 and 2007, respectively. The higher loss in 2009 and 2008 compared to the respective prior year was due in both years to increasingly higher interest expense and lower investment income. The higher interest expense was primarily due to an increase in average debt outstanding in both 2009 and 2008 as a result of the issuance of additional debt during 2008 and 2007. The lower investment income was primarily the result of a decrease in the average yield on short term investments. The higher interest expense in 2009 and 2008 was not offset by an increase in investment income as the proceeds from the issuance of the debt were used to repurchase Chubb’s common stock.

Chubb Financial Solutions

Chubb Financial Solutions (CFS) participated in derivative financial instruments and has been in run-off since 2003. Since that date, CFS has terminated early or run-off nearly all of its contractual obligations within its financial products portfolio.

CFS’s aggregate exposure, or retained risk, from each of its remaining in-force financial products contracts is referred to as notional amount. Notional amounts are used to calculate the exchange of contractual cash flows and are not necessarily representative of the potential for gain or loss. The notional amounts are not recorded on the balance sheet.

CFS’s remaining financial products contracts at December 31, 2009 included a derivative contract linked to an equity market index that terminates in 2012 and a few other insignificant transactions. We estimate that the notional amount under the remaining contracts was about $340 million and the fair value of our future obligations was $4 million at December 31, 2009.

REALIZED INVESTMENT GAINS AND LOSSES

Net realized investment gains and losses were as follows:

	Years Ended December 31
	2009	2008	2007
	(in millions)

Net realized gains (losses)
Fixed maturities	$72	$66	$4
Equity securities	84	32	135
Other invested assets	(21)	(56)	344
Harbor Point	—	33	—

	135	75	483

Other-than-temporary impairment losses
Fixed maturities	(23)	(111)	(30)
Equity securities	(89)	(335)	(79)

	(112)	(446)	(109)

Realized investment gains (losses) before tax	$23	$(371)	$374

Realized investment gains (losses) after tax	$15	$(241)	$243

Decisions to sell equity securities and fixed maturities are governed principally by considerations of investment opportunities and tax consequences. As a result, realized gains and losses on the sale of these investments may vary significantly from period to period. However, such gains and losses generally have little, if any, impact on shareholders’ equity as all of these investments are carried at fair value, with the unrealized appreciation or depreciation reflected in accumulated other comprehensive income.

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

In 2005, we transferred our ongoing reinsurance business and certain related assets to Harbor Point Limited. In exchange, we received from Harbor Point $200 million of 6% convertible notes and warrants to purchase common stock of Harbor Point. The transaction resulted in a pre-tax gain of $204 million, of which $171 million was recognized in 2005. In 2008, the notes were converted into 2,000,000 shares of common stock of Harbor Point and we recognized the remaining $33 million gain.

We regularly review those invested assets whose fair value is less than cost to determine if an other-than-temporary decline in value has occurred. We have a monitoring process overseen by a committee of investment and accounting professionals that is responsible for identifying those securities to be specifically evaluated for a potential other-than-temporary impairment.

The determination of whether a decline in value of any investment is temporary or other-than-temporary requires the judgment of management. The assessment of other-than-temporary impairment of fixed maturities and equity securities is based on both quantitative criteria and qualitative information and also considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than the cost, the financial condition and near term prospects of the issuer, whether the issuer is current on contractually obligated interest and principal payments, general market conditions and industry or sector specific factors. The decision to recognize a decline in the value of a security carried at fair value as other than temporary rather than temporary has no impact on shareholders’ equity.

For fixed maturities, prior to April 1, 2009, we considered many factors including the intent and ability to hold a security for a period of time sufficient to allow for the recovery of the security’s cost. When an impairment was deemed other than temporary, the security was written down to fair value and the entire writedown was included in net income as a realized investment loss. Effective April 1, 2009, the Corporation adopted new guidance issued by the Financial Accounting Standards Board (FASB) related to the recognition and presentation of other-than-temporary impairments. The new guidance modified the previous guidance on the recognition of other-than-temporary impairments of debt securities. Under the new guidance, we are required to recognize an other-than-temporary impairment loss for a fixed maturity when we conclude that we have the intent to sell or it is more likely than not that we will be required to sell an impaired fixed maturity before the security recovers to its amortized cost value or it is likely we will not recover the entire amortized cost value of an impaired security. If we have the intent to sell or it is more likely than not we will be required to sell an impaired fixed maturity before the security recovers to its amortized cost value, the security is written down to fair value and the entire amount of the writedown is included in net income as a realized investment loss. For all other impaired fixed maturities, the impairment loss is separated into the amount representing the credit loss and the amount representing the loss related to all other factors. The amount of the impairment loss that represents the credit loss is included in net income as a realized investment loss and the amount of the impairment loss that relates to all other factors is included in other comprehensive income.

For equity securities, we consider our intent and ability to hold a security for a period of time sufficient to allow us to recover our cost. If a decline in the fair value of an equity security is deemed to be other than temporary, the security is written down to fair value and the amount of the writedown is included in net income as a realized investment loss.

During each of the last three years, particularly during 2008 as a result of the significant financial market disruption, the fair value of some of our investments declined to a level below our cost. Some of these investments were deemed to be other-than-temporarily impaired. The issuers of the equity securities deemed to be other-than-temporarily impaired in each of the last three years were not concentrated within any individual industry or sector. About 75% of the fixed maturities deemed to be other-than-temporarily impaired in 2008 were corporate securities within the financial services sector.

Information related to investment securities in an unrealized loss position at December 31, 2009 and 2008 is included in Note (4)(b) of the Notes to Consolidated Financial Statements.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity represent a company’s overall financial strength and its ability to generate cash flows, borrow funds at competitive rates and raise new capital to meet operating and growth needs.

Capital Resources

Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. At December 31, 2009, the Corporation had shareholders’ equity of $15.6 billion and total debt of $4.0 billion.

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

In connection with the issuance of the capital securities, Chubb entered into a replacement capital covenant in which it agreed that it will not repay, redeem or purchase the capital securities before March 29, 2047, unless, subject to certain limitations, it has received proceeds from the sale of replacement capital securities, as defined. Subject to the replacement capital covenant, the capital securities may be redeemed, in whole or in part, at any time on or after April 15, 2017 at a redemption price equal to the principal amount plus any accrued interest on or prior to April 15, 2017 at a redemption price equal to the greater of (i) the principal amount or (ii) a make-whole amount, in each case plus any accrued interest.

Chubb also has outstanding $400 million of 6% notes due in 2011, $275 million of 5.2% notes due in 2013, $600 million of 5.75% notes and $100 million of 6.6% debentures due in 2018, $200 million of 6.8% debentures due in 2031, $800 million of 6% notes due in 2037 and $600 million of 6.5% notes due in 2038, all of which are unsecured.

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

In December 2006, the Board of Directors authorized the repurchase of up to 20,000,000 shares of Chubb’s common stock. In March 2007, the Board of Directors authorized an increase of 20,000,000 shares to the December 2006 authorization. In December 2007 and December 2008, the Board of Directors authorized the repurchase of up to an additional 28,000,000 shares and 20,000,000 shares, respectively, of common stock. As of December 31, 2009, no shares remained under these share repurchase authorizations. In December 2009, the Board of Directors authorized the repurchase of up to an additional 25,000,000 shares of common stock.

In 2007, we repurchased 41,733,268 shares of Chubb’s common stock in open market transactions at a cost of $2,184 million. In 2008, we repurchased 26,328,770 shares of Chubb’s common stock in open market transactions at a cost of $1,311 million. In 2009, we repurchased 22,623,775 shares of Chubb’s common stock in open market transactions at a cost of $1,065 million. As of December 31, 2009, 22,160,125 shares remained under the December 2009 share repurchase authorization, which has no expiration date. Based on our outlook for 2010, we expect to repurchase all of the shares remaining under the December 2009 authorization by the end of 2010, subject to market conditions.

Ratings

Chubb and its insurance subsidiaries are rated by major rating agencies. These ratings reflect the rating agency’s opinion of our financial strength, operating performance, strategic position and ability to meet our obligations to policyholders.

Credit ratings assess a company’s ability to make timely payments of interest and principal on its debt. The following table summarizes the Corporation’s credit ratings from the major independent rating organizations as of February 24, 2010.

	A.M. Best	Standard & Poor’s	Moody’s	Fitch

Senior unsecured debt	aa-	A+	A2	A+
Junior subordinated capital securities	a	A-	A3	A-
Commercial paper	AMB-1+	A-1	P-1	F1+

Financial strength ratings assess an insurer’s ability to meet its financial obligations to policyholders. The following table summarizes our property and casualty subsidiaries’ financial strength ratings from the major independent rating organizations as of February 24, 2010.

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

The Corporation’s liquidity requirements in the past have generally been met by funds from operations and we expect that in the future funds from operations will continue to be sufficient to meet such requirements. Liquidity requirements could also be met by funds received upon the maturity or sale of marketable securities in our investment portfolio. The Corporation also has the ability to borrow under its credit facility and we believe we could issue debt or equity securities.

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

Our strong underwriting results continued to generate substantial new cash in 2009. New cash from operations available for investment by the property and casualty subsidiaries was approximately $1.3 billion in 2009 compared with $775 million in 2008 and $1.6 billion in 2007. New cash available in 2009 was higher than in 2008 due to an $800 million decrease in dividends paid by the property and casualty subsidiaries to Chubb and lower loss payments, partially offset by lower premium collections and higher income tax payments. New cash available in 2008 was lower than in 2007 due to a $450 million increase in dividends paid by the property and casualty subsidiaries to Chubb and higher loss payments, partially offset by lower income tax payments.

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

As a holding company, Chubb’s ability to continue to pay dividends to shareholders and to satisfy its debt obligations relies on the availability of liquid assets, which is dependent in large part on the dividend paying ability of its property and casualty subsidiaries. The timing and amount of dividends paid by the property and casualty subsidiaries to Chubb may vary from year to year. Our property and casualty subsidiaries are subject to laws and regulations in the jurisdictions in which they operate that restrict the amount of dividends they may pay without the prior approval of regulatory authorities. The restrictions are generally based on net income and on certain levels of policyholders’ surplus as determined in accordance with statutory accounting practices. Dividends in excess of such thresholds are considered “extraordinary” and require prior regulatory approval. During 2009, 2008 and 2007, these subsidiaries paid dividends to Chubb of $1.2 billion, $2.0 billion and $1.55 billion, respectively. The maximum dividend distribution that may be made by the property and casualty subsidiaries to Chubb during 2010 without prior regulatory approval is approximately $1.5 billion.

Chubb has a revolving credit agreement with a group of banks that provides for up to $500 million of unsecured borrowings. There have been no borrowings under this agreement. Various interest rate options are available to Chubb, all of which are based on market interest rates. The agreement contains customary restrictive covenants including a covenant to maintain a minimum consolidated shareholders’ equity, as adjusted. At December 31, 2009, Chubb was in compliance with all such covenants. The revolving credit facility is available for general corporate purposes and to support our commercial paper borrowing arrangement. The agreement has a termination date of October 19, 2012. Under the agreement Chubb is permitted to request on two occasions, at any time during the remaining term of the agreement, an extension of the maturity date for an additional one year period. On the termination date of the agreement, any borrowings then outstanding become payable.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table provides our future payments due by period under contractual obligations as of December 31, 2009, aggregated by type of obligation.

		2011	2013
		and	and	There-
	2010	2012	2014	after	Total
	(in millions)

Principal due under long term debt	$—	$400	$275	$3,300	$3,975
Interest payments on long term debt(a)	244	463	418	3,034	4,159
Future minimum rental payments under operating leases	72	123	91	110	396

	316	986	784	6,444	8,530
Loss and loss expense reserves(b)	5,025	6,395	3,654	7,765	22,839

Total	$5,341	$7,381	$4,438	$14,209	$31,369

(a)	Junior subordinated capital securities of $1 billion bear interest at a fixed rate of 6.375% through April 14, 2017 and at a rate equal to the three-month LIBOR rate plus 2.25% thereafter. For purposes of the above table, interest after April 14, 2017 was calculated using the three-month LIBOR rate as of December 31, 2009. The table includes future interest payments through the scheduled maturity date, April 15, 2037. Interest payments for the period from the scheduled maturity date through the final maturity date, March 29, 2067, would increase the contractual obligation by $750 million. It is our expectation that the capital securities will be redeemed at the end of the fixed interest rate period.

(b)	There is typically no stated contractual commitment associated with property and casualty insurance loss reserves. The obligation to pay a claim arises only when a covered loss event occurs and a settlement is reached. The vast majority of our loss reserves relate to claims for which settlements have not yet been reached. Our loss reserves therefore represent estimates of future payments. These estimates are dependent on the outcome of claim settlements that will occur over many years. Accordingly, the payment of the loss reserves is not fixed as to either amount or timing. The estimate of the timing of future payments is based on our historical loss payment patterns. The ultimate amount and timing of loss payments will likely differ from our estimate and the differences could be material. We expect that these loss payments will be funded, in large part, by future cash receipts from operations.

The above table excludes certain commitments totaling $850 million at December 31, 2009 to fund limited partnership investments. These commitments can be called by the partnerships (generally over a period of five years or less), if and when needed by the partnerships to fund certain partnership expenses or the purchase of investments. It is uncertain whether and, if so, when we will be required to fund these commitments. There is no predetermined payment schedule.

The Corporation does not have any off-balance sheet arrangements that are reasonably likely to have a material effect on the Corporation’s financial condition, results of operations, liquidity or capital resources, other than as disclosed in Note (16) of the Notes to Consolidated Financial Statements.

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

Our investment portfolio primarily comprises high quality bonds, principally tax exempt securities, corporate issues, mortgage-backed securities and U.S. Treasury securities, as well as foreign government and corporate bonds that support our operations outside the United States. The portfolio also includes equity securities, primarily publicly traded common stocks, and other invested assets, primarily private equity limited partnerships, all of which are held with the primary objective of capital appreciation.

Limited partnership investments by their nature are less liquid and involve more risk than other investments. We actively manage our risk through type of asset class and domestic and international diversification. At December 31, 2009, we had investments in about 90 separate partnerships. We review the performance of these investments on a quarterly basis and we obtain audited financial statements annually.

In our U.S. operations, during 2009 and 2008, we invested new cash in tax exempt bonds and taxable bonds. The taxable bonds we invested in were corporate bonds while we reduced our holdings of mortgage-backed securities. In 2007, we invested new cash in tax exempt bonds and, to a lesser extent, taxable bonds, equity securities and limited partnerships. The taxable bonds we invested in were corporate bonds and mortgage-backed securities while we reduced our holdings of U.S. Treasury securities. Our objective is to achieve the appropriate mix of taxable and tax exempt securities in our portfolio to balance both investment and tax strategies. At December 31, 2009, 67% of our U.S. fixed maturity portfolio was invested in tax exempt bonds compared with 69% at December 31, 2008 and 67% at December 31, 2007.

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

The net unrealized appreciation before tax of our fixed maturities and equity securities carried at fair value was $1,606 million at December 31, 2009 compared with net unrealized depreciation of $220 million at December 31, 2008 and net unrealized appreciation of $810 million at December 31, 2007. Such unrealized appreciation and depreciation is reflected in accumulated other comprehensive income, net of applicable deferred income taxes.

Credit spreads, which refer to the difference between a risk-free yield (the yield on U.S. Treasury securities) and the actual yields on all other fixed maturity investments, decreased significantly for almost all fixed maturity investments during 2009 due to improvements in the financial markets. This resulted in an increase in the fair value of many of our fixed maturity investments. The fair value of our equity investments also increased in 2009 due to the improvements in the financial markets. During 2008, credit spreads increased significantly due to declines in the financial markets. This resulted in the decrease in the fair value of many of our fixed maturity investments. The fair value of our equity securities also decreased in 2008 due to the weakness in the financial markets.

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

Level 3 — Inputs that are unobservable.

The methods and assumptions used to estimate the fair values of financial instruments are as follows:

Fair values for fixed maturities are determined by management, utilizing prices obtained from an independent, nationally recognized pricing service or, in the case of securities for which prices are not provided by a pricing service, from independent brokers. For fixed maturities that have quoted prices in active markets, market quotations are provided. For fixed maturities that do not trade on a daily basis, the pricing service and brokers provide fair value estimates using a variety of inputs including, but not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, reference data, prepayment spreads and measures of volatility. Management reviews on an ongoing basis the reasonableness of the methodologies used by the relevant pricing service and brokers. In addition, management, using the prices received for the securities from the pricing service and brokers, determines the aggregate portfolio price performance and reviews it against applicable indices. If management believes that significant discrepancies exist, it will discuss these with the relevant pricing service or broker to resolve the discrepancies.

Fair values of equity securities are based on quoted market prices.

The carrying value of short term investments approximates fair value due to the short maturities of these investments.

Fair values of long term debt issued by Chubb are determined by management, utilizing prices obtained from an independent, nationally recognized pricing service.

We use a pricing service to estimate fair value measurements for approximately 99% of our fixed maturities. The prices we obtain from a pricing service and brokers generally are non-binding, but are reflective of current market transactions in the applicable financial instruments. At December 31, 2009, we did not hold financial instruments in our investment portfolio for which a lack of market liquidity impacted our determination of fair value.

The methods and assumptions used to estimate the fair value of the Corporation’s pension plan and other postretirement benefit plan assets, other than assets invested in pooled funds, are similar to the methods and assumptions used for our other financial instruments. The fair value of pooled funds is based on the net asset value of the funds. Approximately 99% of the pension plan and other postretirement benefit plan assets are categorized as Level 1 or Level 2 in the fair value hierarchy.

PENSION AND OTHER POSTRETIREMENT BENEFITS

As a result of the improvement in the financial markets in 2009, the fair value of the assets in our pension and other postretirement benefit plans increased, improving the funded status of these plans. Postretirement benefit costs not recognized in net income decreased by $134 million, which was reflected in other comprehensive income, net of applicable deferred income taxes. During 2008, the fair value of the assets in our pension and other postretirement benefit plans decreased significantly as a result of the turmoil in the financial markets. Due primarily to this decline, postretirement benefit costs not yet recognized in net income increased by $437 million, which was reflected in other comprehensive income, net of applicable deferred income taxes.

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

The following table provides information about our fixed maturity investments, which are sensitive to changes in interest rates. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates at December 31, 2009 and 2008. Consideration is given to the call dates of securities trading above par value and the expected prepayment patterns of mortgage-backed securities. Actual cash flows could differ from the expected amounts, primarily due to future changes in interest rates.

	At December 31, 2009
							Total
						There-	Amortized	Fair
	2010	2011	2012	2013	2014	after	Cost	Value
	(in millions)

Tax exempt	$1,155	$1,231	$1,673	$2,862	$2,168	$9,631	$18,720	$19,587
Average interest rate	4.6%	4.3%	4.2%	4.1%	4.1%	4.4%
Taxable — other than mortgage-backed securities	1,054	1,431	2,348	1,688	1,589	4,836	12,946	13,461
Average interest rate	5.0%	4.1%	4.1%	4.2%	4.6%	5.1%
Mortgage-backed securities	536	651	693	731	408	505	3,524	3,530
Average interest rate	4.7%	4.9%	5.0%	5.3%	5.3%	5.1%

Total	$2,745	$3,313	$4,714	$5,281	$4,165	$14,972	$35,190	$36,578

	At December 31, 2008
							Total
						There-	Amortized	Fair
	2009	2010	2011	2012	2013	after	Cost	Value
	(in millions)

Tax exempt	$1,102	$874	$1,385	$1,641	$2,717	$10,580	$18,299	$18,345
Average interest rate	5.1%	4.7%	4.3%	4.1%	4.1%	4.3%
Taxable — other than mortgage-backed securities	768	1,101	1,225	1,429	1,560	4,329	10,412	10,645
Average interest rate	5.2%	4.9%	4.9%	5.1%	4.5%	5.0%
Mortgage-backed securities	580	551	669	702	738	940	4,180	3,765
Average interest rate	4.7%	4.6%	4.9%	5.0%	5.4%	5.1%

Total	$2,450	$2,526	$3,279	$3,772	$5,015	$15,849	$32,891	$32,755

Our tax exempt bond and taxable bond portfolios each have an average expected maturity of five years.

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

About 65% of the taxable bonds, other than mortgage-backed securities, in our portfolio are issued by the U.S. Treasury or U.S. government agencies or by foreign governments or are rated AA or better.

Mortgage-backed securities comprised 21% of our taxable bond portfolio at year-end 2009. About 97% of the mortgage-backed securities are rated AAA, and of the remaining 3%, about half are investment grade. Of the AAA rated securities, 53% are residential mortgage-backed securities, consisting of government agency pass-through securities guaranteed by a government agency or a government sponsored enterprise (GSE), GSE collateralized mortgage obligations (CMOs) and other CMOs, all backed by single family home mortgages. The majority of the CMOs are actively traded in liquid markets. The other 47% of the AAA rated securities are call protected, commercial mortgage-backed securities (CMBS). About 90% of our CMBS are senior securities with the highest level of subordination. The remainder of our CMBS are seasoned securities that were issued in 2004 or earlier.

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

At December 31, 2009, the property and casualty subsidiaries held foreign currency denominated investments of $7.4 billion supporting our international operations. The principal currencies creating foreign exchange rate risk for the property and casualty subsidiaries are the euro, the Canadian dollar and the British pound sterling. The following table provides information about those fixed maturity investments that are denominated in these currencies. The table presents cash flows of principal amounts in U.S. dollar equivalents by expected maturity dates at December 31, 2009. Actual cash flows could differ from the expected amounts.

	At December 31, 2009
							Total
						There-	Amortized	Fair
	2010	2011	2012	2013	2014	after	Cost	Value
	(in millions)

Euro	$103	$155	$343	$273	$219	$660	$1,753	$1,823
Canadian dollar	109	325	226	178	187	702	1,727	1,794
British pound sterling	128	221	323	231	254	562	1,719	1,783

Equity price risk is the potential loss in fair value of our equity securities resulting from adverse changes in stock prices. In general, equities have more year-to-year price variability than intermediate term high grade bonds. However, returns over longer time frames have been consistently higher. Our publicly traded equity securities are high quality, diversified across industries and readily marketable. A hypothetical decrease of 10% in the market price of each of the equity securities held at December 31, 2009 and 2008 would have resulted in a decrease of $143 million and $148 million, respectively, in the fair value of the equity securities portfolio.

All of the above risks are monitored on an ongoing basis. A combination of in-house systems and proprietary models and externally licensed software are used to analyze individual securities as well as each portfolio. These tools provide the portfolio managers with information to assist them in the evaluation of the market risks of the portfolio.

Debt

We also have interest rate risk on our debt obligations. The following table presents expected cash flow of principal amounts and related weighted average interest rates by maturity date of our long term debt obligations at December 31, 2009.

	At December 31, 2009
						There-		Fair
	2010	2011	2012	2013	2014	after	Total	Value
	(in millions)

Expected cash flows of principal amounts	$—	$400	$—	$275	$—	$3,300	$3,975	$4,102
Average interest rate	—	6.0%	—	5.2%	—	6.2%

Item 8.	Consolidated Financial Statements and Supplementary Data

Consolidated financial statements of the Corporation at December 31, 2009 and 2008 and for each of the three years in the period ended December 31, 2009 and the report thereon of our independent registered public accounting firm, and the Corporation’s unaudited quarterly financial data for the two-year period ended December 31, 2009 are listed in Item 15(a) of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As of December 31, 2009, an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) was performed under the supervision and with the participation of the Corporation’s management, including Chubb’s chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2009.

During the three month period ended December 31, 2009, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2009, the Corporation’s internal control over financial reporting is effective.

The Corporation’s internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Corporation’s consolidated financial statements. Their attestation report on the Corporation’s internal control over financial reporting is shown on page 67.

Item 9B.  Other Information

None.

Report of Independent Registered Public Accounting Firm

Ernst & Young LLP
5 Times Square
New York, New York 10036

The Board of Directors and Shareholders
The Chubb Corporation

We have audited The Chubb Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Chubb Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, The Chubb Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Chubb Corporation as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, cash flows and comprehensive income for each of the three years in the period ended December 31, 2009, and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP
February 26, 2010

PART III.

Item 10.  Directors and Executive Officers of the Registrant

Information regarding Chubb’s directors is incorporated by reference from Chubb’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders under the caption “Our Board of Directors.” Information regarding Chubb’s executive officers is included in Part I of this report under the caption “Executive Officers of the Registrant.” Information regarding Section 16 reporting compliance of Chubb’s directors, executive officers and 10% beneficial owners is incorporated by reference from Chubb’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Information regarding Chubb’s Code of Ethics for CEO and Senior Financial Officers is included in Item 1 of this report under the caption “Business — General.” Information regarding the Audit Committee of Chubb’s Board of Directors and its Audit Committee financial experts is incorporated by reference from Chubb’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders under the captions “Corporate Governance — Audit Committee,” “Audit Committee Report” and “Committee Assignments.”

Item 11.  Executive Compensation

Incorporated by reference from Chubb’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders, under the captions “Corporate Governance — Compensation Committee Interlocks and Insider Participation,” “Corporate Governance — Directors’ Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis” and “Executive Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from Chubb’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13.  Certain Relationships and Related Transactions

Incorporated by reference from Chubb’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders, under the captions “Corporate Governance — Director Independence” and “Certain Transactions and Other Matters.”

Item 14.  Principal Accountant Fees and Services

Incorporated by reference from Chubb’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders, under the caption “Proposal 2: Ratification of Appointment of Independent Auditor.”

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
February 25, 2010

By	/s/ John D. Finnegan
(John D. Finnegan Chairman, President and
Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John D. Finnegan (John D. Finnegan)	Chairman, President, Chief Executive Officer and Director	February 25, 2010

/s/ Zoë Baird (Zoë Baird)	Director	February 25, 2010

/s/ Sheila P. Burke (Sheila P. Burke)	Director	February 25, 2010

/s/ James I. Cash, Jr. (James I. Cash, Jr.)	Director	February 25, 2010

/s/ Joel J. Cohen (Joel J. Cohen)	Director	February 25, 2010

/s/ Klaus J. Mangold (Klaus J. Mangold)	Director	February 25, 2010

/s/ Martin G. McGuinn (Martin G. McGuinn)	Director	February 25, 2010

Signature	Title	Date

/s/ Lawrence M. Small (Lawrence M. Small)	Director	February 25, 2010

/s/ Jess Søderberg (Jess Søderberg)	Director	February 25, 2010

/s/ Daniel E. Somers (Daniel E. Somers)	Director	February 25, 2010

/s/ Karen Hastie Williams (Karen Hastie Williams)	Director	February 25, 2010

/s/ James M. Zimmerman (James M. Zimmerman)	Director	February 25, 2010

/s/ Alfred W. Zollar (Alfred W. Zollar)	Director	February 25, 2010

/s/ Richard G. Spiro (Richard G. Spiro)	Executive Vice President and Chief Financial Officer	February 25, 2010

/s/ John J. Kennedy (John J. Kennedy)	Senior Vice President and Chief Accounting Officer	February 25, 2010

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ERNST & YOUNG LLP
5 Times Square
New York, New York 10036

The Board of Directors and Shareholders
The Chubb Corporation

We have audited the accompanying consolidated balance sheets of The Chubb Corporation as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, cash flows and comprehensive income for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Chubb Corporation at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Chubb Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

February 26, 2010

THE CHUBB CORPORATION
Consolidated Statements of Income

	In Millions,
	Except For Per Share Amounts
	Years Ended December 31
	2009	2008	2007
Revenues
Premiums Earned	$11,331	$11,828	$11,946
Investment Income	1,649	1,732	1,738
Other Revenues	13	32	49
Realized Investment Gains (Losses), Net
Total Other-Than-Temporary Impairment Losses on Investments	(132)	(446)	(109)
Other-Than-Temporary Impairment Losses on Investments Recognized in Other Comprehensive Income	20	—	—
Other Realized Investment Gains, Net	135	75	483

Total Realized Investment Gains (Losses), Net	23	(371)	374

TOTAL REVENUES	13,016	13,221	14,107

Losses and Expenses
Losses and Loss Expenses	6,268	6,898	6,299
Amortization of Deferred Policy Acquisition Costs	3,021	3,123	3,092
Other Insurance Operating Costs and Expenses	416	441	444
Investment Expenses	39	32	35
Other Expenses	16	36	48
Corporate Expenses	294	284	252

TOTAL LOSSES AND EXPENSES	10,054	10,814	10,170

INCOME BEFORE FEDERAL AND FOREIGN INCOME TAX	2,962	2,407	3,937

Federal and Foreign Income Tax	779	603	1,130

NET INCOME	$2,183	$1,804	$2,807

Net Income Per Share
Basic	$6.24	$5.00	$7.13
Diluted	6.18	4.92	7.01

See accompanying notes.

THE CHUBB CORPORATION
Consolidated Balance Sheets

	In Millions
	December 31
	2009	2008
Assets
Invested Assets
Short Term Investments	$1,918	$2,478
Fixed Maturities
Tax Exempt (cost $18,720 and $18,299)	19,587	18,345
Taxable (cost $16,470 and $14,592)	16,991	14,410
Equity Securities (cost $1,215 and $1,563)	1,433	1,479
Other Invested Assets	2,075	2,026

TOTAL INVESTED ASSETS	42,004	38,738

Cash	51	56
Accrued Investment Income	460	435
Premiums Receivable	2,101	2,201
Reinsurance Recoverable on Unpaid Losses and Loss Expenses	2,053	2,212
Prepaid Reinsurance Premiums	308	373
Deferred Policy Acquisition Costs	1,533	1,532
Deferred Income Tax	272	1,144
Goodwill	467	467
Other Assets	1,200	1,271

TOTAL ASSETS	$50,449	$48,429

Liabilities
Unpaid Losses and Loss Expenses	$22,839	$22,367
Unearned Premiums	6,153	6,367
Long Term Debt	3,975	3,975
Dividend Payable to Shareholders	118	118
Accrued Expenses and Other Liabilities	1,730	2,170

TOTAL LIABILITIES	34,815	34,997

Commitments and Contingent Liabilities (Note 7 and 16)

Shareholders’ Equity
Preferred Stock — Authorized 8,000,000 Shares; $1 Par Value; Issued — None	—	—
Common Stock — Authorized 1,200,000,000 Shares; $1 Par Value; Issued 371,980,460 and 371,980,710 Shares	372	372
Paid-In Surplus	224	253
Retained Earnings	16,235	14,509
Accumulated Other Comprehensive Income (Loss)	720	(735)
Treasury Stock, at Cost — 39,972,796 and 19,726,097 Shares	(1,917)	(967)

TOTAL SHAREHOLDERS’ EQUITY	15,634	13,432

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$50,449	$48,429

See accompanying notes.

THE CHUBB CORPORATION
Consolidated Statements of Shareholders’ Equity

	In Millions
	Years Ended December 31
	2009	2008	2007
Preferred Stock
Balance, Beginning and End of Year	$—	$—	$—

Common Stock
Balance, Beginning of Year	372	375	411
Repurchase of Shares	—	(4)	(42)
Shares Issued Under Stock-Based Employee Compensation Plans	—	1	6

Balance, End of Year	372	372	375

Paid-In Surplus
Balance, Beginning of Year	253	346	1,539
Repurchase of Shares	—	(114)	(1,361)
Changes Related to Stock-Based Employee Compensation (includes tax benefit of $6, $32, and $16)	(29)	21	168

Balance, End of Year	224	253	346

Retained Earnings
Balance, Beginning of Year	14,509	13,280	11,711
Cumulative Effect, as of April 1, 2009, of Change in Accounting Principle, Net of Tax	30	—	—
Net Income	2,183	1,804	2,807
Dividends Declared (per share $1.40, $1.32 and $1.16)	(487)	(479)	(457)
Repurchase of Shares	—	(96)	(781)

Balance, End of Year	16,235	14,509	13,280

Accumulated Other Comprehensive Income (Loss)
Unrealized Appreciation (Depreciation) of Investments Including Unrealized Other-Than-Temporary Impairment Losses
Balance, Beginning of Year	(143)	526	392
Cumulative Effect, as of April 1, 2009, of Change in Accounting Principle, Net of Tax	(30)	—	—
Change During Year, Net of Tax	1,217	(669)	134

Balance, End of Year	1,044	(143)	526

Foreign Currency Translation Gains (Losses)
Balance, Beginning of Year	(10)	216	91
Change During Year, Net of Tax	170	(226)	125

Balance, End of Year	160	(10)	216

Postretirement Benefit Costs Not Yet Recognized in Net Income
Balance, Beginning of Year	(582)	(298)	(281)
Change During Year, Net of Tax	98	(284)	(17)

Balance, End of Year	(484)	(582)	(298)

Accumulated Other Comprehensive Income (Loss), End of Year	720	(735)	444

Treasury Stock, at Cost
Balance, Beginning of Year	(967)	—	—
Repurchase of Shares	(1,065)	(1,097)	—
Shares Issued Under Stock-Based Employee Compensation Plans	115	130	—

Balance, End of Year	(1,917)	(967)	—

TOTAL SHAREHOLDERS’ EQUITY	$15,634	$13,432	$14,445

See accompanying notes.

     THE CHUBB CORPORATION
      Consolidated Statements of Cash Flows

	In Millions
	Years Ended December 31
	2009	2008	2007
Cash Flows from Operating Activities
Net Income	$2,183	$1,804	$2,807
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Increase in Unpaid Losses and Loss Expenses, Net	262	389	350
Decrease in Unearned Premiums, Net	(254)	(46)	(74)
Decrease in Premiums Receivable	100	26	87
Decrease in Reinsurance Recoverable on Paid Losses	6	148	258
Amortization of Premiums and Discounts on Fixed Maturities	186	206	233
Depreciation	69	64	69
Realized Investment Losses (Gains), Net	(23)	371	(374)
Other, Net	(94)	(418)	(165)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,435	2,544	3,191

Cash Flows from Investing Activities
Proceeds from Fixed Maturities
Sales	3,029	4,145	4,616
Maturities, Calls and Redemptions	2,578	2,173	1,790
Proceeds from Sales of Equity Securities	394	432	360
Purchases of Fixed Maturities	(7,390)	(7,125)	(7,909)
Purchases of Equity Securities	(37)	(191)	(650)
Investments in Other Invested Assets, Net	(37)	(45)	(164)
Decrease (Increase) in Short Term Investments, Net	563	(654)	455
Increase (Decrease) in Net Payable from Security Transactions not Settled	72	(18)	(106)
Purchases of Property and Equipment, Net	(52)	(46)	(53)
Other, Net	6	3	12

NET CASH USED IN INVESTING ACTIVITIES	(874)	(1,326)	(1,649)

Cash Flows from Financing Activities
Proceeds from Issuance of Long Term Debt	—	1,200	1,800
Repayment of Long Term Debt	—	(685)	(800)
Decrease in Funds Held under Deposit Contracts	(53)	(19)	(8)
Proceeds from Issuance of Common Stock Under Stock-Based Employee Compensation Plans	34	109	130
Repurchase of Shares	(1,060)	(1,336)	(2,185)
Dividends Paid to Shareholders	(487)	(471)	(451)
Other, Net	—	(9)	(17)

NET CASH USED IN FINANCING ACTIVITIES	(1,566)	(1,211)	(1,531)

Net Increase (Decrease) in Cash	(5)	7	11
Cash at Beginning of Year	56	49	38

CASH AT END OF YEAR	$51	$56	$49

       See accompanying notes.

     THE CHUBB CORPORATION
      Consolidated Statements of Comprehensive Income

	In Millions
	Years Ended December 31
	2009	2008	2007

Net Income	$2,183	$1,804	$2,807

Other Comprehensive Income (Loss), Net of Tax
Change in Unrealized Appreciation or Depreciation of Investments	1,223	(669)	134
Change in Unrealized Other-Than-Temporary Impairment Losses on Investments	(6)	—	—
Foreign Currency Translation Gains (Losses)	170	(226)	125
Change in Postretirement Benefit Costs Not Yet Recognized in Net Income	98	(284)	(17)

	1,485	(1,179)	242

COMPREHENSIVE INCOME	$3,668	$625	$3,049

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

Effective April 1, 2009, the Corporation adopted new guidance issued by the Financial Accounting Standards Board (FASB) related to the recognition and presentation of other-than-temporary impairments. This guidance may not be retroactively applied to prior periods’ financial statements; accordingly, consolidated financial statements for periods prior to April 1, 2009 have not been restated for this change in accounting policy. This accounting change is further described in Note (2)(b).

Certain amounts in the consolidated financial statements for prior years have been reclassified to conform with the 2009 presentation.

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

Unrealized appreciation or depreciation, including unrealized other-than-temporary impairment losses (see Note (4)(b)), of fixed maturities and equity securities carried at fair value is excluded from net income and is included, net of applicable deferred income tax, in other comprehensive income.

Other invested assets primarily include private equity limited partnerships which are carried at the Corporation’s equity in the net assets of the partnerships based on valuations provided by the manager of each partnership. As a result of the timing of the receipt of valuation data from the investment managers, these investments are reported on a three month lag. Changes in the Corporation’s equity in the net assets of the partnerships are included in net income as realized investment gains or losses.

Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold and are included in net income. When the fair value of any investment is lower than its cost, an assessment is made to determine whether the decline is temporary or other than temporary. Effective April 1, 2009, the Corporation adopted new guidance related to the recognition of other-than-temporary impairments of investments (see Notes (2)(b) and (4)(b)).

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

Ceded reinsurance premiums are reflected in operating results over the terms of the reinsurance contracts. Prepaid reinsurance premiums represent the portion of premiums ceded to reinsurers applicable to the unexpired terms of the reinsurance contracts in force.

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

(e) Financial Products

Derivatives are carried at fair value as of the balance sheet date. Changes in fair value are recognized in net income in the period of the change and are included in other revenues.

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

(i) Income Taxes

Deferred income tax assets and liabilities are recognized for the expected future tax effects attributable to temporary differences between the financial reporting and tax bases of assets and liabilities, based on enacted tax rates and other provisions of tax law. The effect on deferred tax assets and liabilities of a change in tax laws or rates is recognized in net income in the period in which such change is enacted. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that all or some portion of the deferred tax assets will not be realized.

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

The functional currency of foreign operations is generally the currency of the local operating environment since business is primarily transacted in such local currency. Translation gains and losses, net of applicable income tax, are excluded from net income and are credited or charged directly to other comprehensive income.

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

(m)	Accounting Pronouncements Not Yet Adopted

In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance on the accounting for a variable interest entity (VIE). A company would consolidate a VIE, as the primary beneficiary, when a company has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. Ongoing reassessment of whether a company is the primary beneficiary of a VIE is required. The new guidance replaces the quantitative-based approach previously required for determining which company, if any, has a controlling financial interest in a VIE. This guidance is effective for the Corporation for the year beginning January 1, 2010. The adoption of this guidance is not expected to have a significant effect on the Corporation’s financial position or results of operations.

(2)	Adoption of New Accounting Pronouncements

(a) Effective April 1, 2009, the Corporation adopted new guidance issued by the FASB related to determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. The FASB provided additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The FASB also included guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of this guidance did not have a significant effect on the Corporation’s financial position or results of operations.

(b) Effective April 1, 2009, the Corporation adopted new guidance issued by the FASB related to the recognition and presentation of other-than-temporary impairments. The FASB modified the guidance on the recognition of other-than-temporary impairments of debt securities. Under this guidance, an entity is required to recognize an other-than-temporary impairment when the entity concludes it has the intent to sell or it is more likely than not the entity will be required to sell an impaired debt security before the security recovers to its amortized cost value or it is likely the entity will not recover the entire amortized cost value of an impaired debt security. This guidance also changes the presentation in the financial statements of other-than-temporary impairments and provides for enhanced disclosures of both debt and equity securities. Under this guidance, if an entity has the intent to sell or it is more likely than not the entity will be required to sell an impaired debt security before the security recovers to its amortized cost value, the security is written down to fair value and the entire amount of the writedown is included in net income as a realized investment loss. For all other impaired debt securities, the impairment loss is separated into the amount representing the credit loss and the amount representing the loss related to all other factors. The portion of the impairment loss that represents the credit loss is included in net income as a realized investment loss and the amount representing the loss that relates to all other factors is included in other comprehensive income. This guidance requires a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption with a corresponding adjustment to accumulated other comprehensive income. The cumulative effect adjustment from adopting this guidance resulted in a $30 million increase to retained earnings and a corresponding decrease to accumulated other comprehensive income. The adoption of this guidance did not have a significant effect on the Corporation’s financial position or results of operations.

(c) Effective January 1, 2009, the Corporation adopted new guidance issued by the FASB related to the accounting for financial guarantee insurance contracts, which clarifies the guidance for such contracts. The adoption of this guidance did not have a significant effect on the Corporation’s financial position or results of operations.

(d) Effective January 1, 2009, the Corporation adopted new guidance issued by the FASB related to determining whether instruments granted in share-based payment transactions are participating securities. This guidance addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting in computing earnings per share. The adoption of this guidance did not have a significant effect on the Corporation’s earnings per share.

(3)	Transfer of Ongoing Reinsurance Assumed Business

In 2005, the Corporation completed a transaction involving a new Bermuda-based reinsurance company, Harbor Point Limited.

As part of the transaction, the Corporation transferred its ongoing reinsurance assumed business and certain related assets, including renewal rights, to Harbor Point. In exchange, the Corporation received from Harbor Point $200 million of 6% convertible notes and warrants to purchase common stock of Harbor Point. In 2008, the notes were converted into 2,000,000 shares of common stock of Harbor Point. The shares and warrants represent in the aggregate on a fully diluted basis approximately 18% of Harbor Point as of December 31, 2009.

The transaction resulted in a pre-tax gain of $204 million, of which $171 million was recognized in 2005 and $33 million was recognized in 2008.

(4) Invested Assets and Related Income

(a) The amortized cost and fair value of fixed maturities and equity securities were as follows:

	December 31
	2009				2008
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value	Cost	Appreciation	Depreciation	Value
	(in millions)
Fixed maturities
Tax exempt	$18,720	$933	$66	$19,587	$18,299	$451	$405	$18,345

Taxable
U.S. Government and government agency and authority obligations	756	12	10	758	587	43	4	626
Corporate bonds	6,287	327	24	6,590	4,672	72	182	4,562
Foreign government and government agency obligations	5,903	221	11	6,113	5,153	307	3	5,457
Residential mortgage-backed securities	1,850	69	20	1,899	2,422	50	24	2,448
Commercial mortgage-backed securities	1,674	6	49	1,631	1,758	2	443	1,317

	16,470	635	114	16,991	14,592	474	656	14,410

Total fixed maturities	$35,190	$1,568	$180	$36,578	$32,891	$925	$1,061	$32,755

Equity securities	$1,215	$261	$43	$1,433	$1,563	$131	$215	$1,479

At December 31, 2009, the gross unrealized depreciation of fixed maturities included $15 million of unrealized other-than-temporary impairment losses recognized in accumulated other comprehensive income.

The amortized cost and fair value of fixed maturities at December 31, 2009 by contractual maturity were as follows:

	Amortized
	Cost	Fair Value
	(in millions)

Due in one year or less	$1,380	$1,403
Due after one year through five years	10,711	11,201
Due after five years through ten years	12,248	12,900
Due after ten years	7,327	7,544

	31,666	33,048
Residential mortgage-backed securities	1,850	1,899
Commercial mortgage-backed securities	1,674	1,631

	$35,190	$36,578

Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations.

(b) The components of unrealized appreciation or depreciation, including unrealized other-than-temporary impairment losses, of investments carried at fair value were as follows:

	December 31
	2009	2008
	(in millions)
Fixed maturities
Gross unrealized appreciation	$1,568	$925
Gross unrealized depreciation	180	1,061

	1,388	(136)

Equity securities
Gross unrealized appreciation	261	131
Gross unrealized depreciation	43	215

	218	(84)

	1,606	(220)
Deferred income tax liability (asset)	562	(77)

	$1,044	$(143)

When the fair value of an investment is lower than its cost, an assessment is made to determine whether the decline is temporary or other than temporary. The assessment of other-than-temporary impairment of fixed maturities and equity securities is based on both quantitative criteria and qualitative information and also considers a number of other factors including, but not limited to, the length of time and the extent to which the fair value has been less than the cost, the financial condition and near term prospects of the issuer, whether the issuer is current on contractually obligated interest and principal payments, general market conditions and industry or sector specific factors.

For fixed maturities, prior to April 1, 2009, the Corporation considered many factors including its intent and ability to hold a security for a period of time sufficient to allow for the recovery of the security’s cost. When an impairment was deemed other than temporary, the security was written down to fair value and the entire writedown was included in net income as a realized investment loss. Effective April 1, 2009, the Corporation adopted new guidance which modified the guidance on the recognition of other-than-temporary impairments of debt securities. Under this guidance, the Corporation is required to recognize an other-than-temporary impairment loss when it concludes it has the intent to sell or it is more likely than not it will be required to sell an impaired fixed maturity before the security recovers to its amortized cost value or it is likely it will not recover the entire amortized cost value of an impaired debt security. Also under this guidance, if the Corporation has the intent to sell or it is more likely than not that the Corporation will be required to sell an impaired fixed maturity before the security recovers to its amortized cost value, the security is written down to fair value and the entire amount of the writedown is included in net income as a realized investment loss. For all other impaired fixed maturities, the impairment loss is separated into the amount representing the credit loss and the amount representing the loss related to all other factors. The amount of the impairment loss that represents the credit loss is included in net income as a realized investment loss and the amount of the impairment loss that relates to all other factors is included in other comprehensive income.

For equity securities, the Corporation considers its intent and ability to hold a security for a period of time sufficient to allow for the recovery of cost. If the decline in the fair value of an equity security is deemed to be other than temporary, the security is written down to fair value and the amount of the writedown is included in net income as a realized investment loss.

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

The following table summarizes, for all investment securities in an unrealized loss position at December 31, 2009, the aggregate fair value and gross unrealized depreciation, including unrealized other-than-temporary impairment losses, by investment category and length of time that individual securities have continuously been in an unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Depreciation	Value	Depreciation	Value	Depreciation
			(in millions)

Fixed maturities
Tax exempt	$542	$8	$1,048	$58	$1,590	$66

Taxable
U.S. Government and government agency and authority obligations	195	6	44	4	239	10
Corporate bonds	657	19	88	5	745	24
Foreign government and government agency obligations	809	11	—	—	809	11
Residential mortgage-backed securities	9	4	89	16	98	20
Commercial mortgage-backed securities	—	—	1,273	49	1,273	49

	1,670	40	1,494	74	3,164	114

Total fixed maturities	2,212	48	2,542	132	4,754	180

Equity securities	82	6	393	37	475	43

	$2,294	$54	$2,935	$169	$5,229	$223

At December 31, 2009, approximately 625 individual fixed maturity and equity securities were in an unrealized loss position, of which approximately 590 were fixed maturities. The Corporation does not have the intent to sell and it is not more likely than not that the Corporation will be required to sell these fixed maturities before the securities recover to their amortized cost value. In addition, the Corporation believes that none of the declines in the fair values of these fixed maturities relate to credit losses. The Corporation has the intent and ability to hold the equity securities in an unrealized loss position for a period of time sufficient to allow for the recovery of cost. The Corporation believes that none of the declines in the fair value of these fixed maturities and equity securities were other than temporary at December 31, 2009.

The following table summarizes, for all investment securities in an unrealized loss position at December 31, 2008, the aggregate fair value and gross unrealized depreciation by investment category and length of time that individual securities have continuously been in an unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Depreciation	Value	Depreciation	Value	Depreciation
	(in millions)
Fixed maturities
Tax exempt	$3,796	$181	$1,525	$224	$5,321	$405

Taxable
U.S. Government and government agency and authority obligations	28	1	46	3	74	4
Corporate bonds	1,517	114	718	68	2,235	182
Foreign government and government agency obligations	77	2	100	1	177	3
Residential mortgage-backed securities	85	10	151	14	236	24
Commercial mortgage-backed securities	491	150	807	293	1,298	443

	2,198	277	1,822	379	4,020	656

Total fixed maturities	5,994	458	3,347	603	9,341	1,061

Equity securities	629	161	126	54	755	215

	$6,623	$619	$3,473	$657	$10,096	$1,276

The change in unrealized appreciation or depreciation of investments carried at fair value, including the change in unrealized other-than-temporary impairment losses and the cumulative effect adjustment as a result of adopting new guidance issued by the FASB related to the recognition and presentation of other-than-temporary impairments effective April 1, 2009 (see Note (2)(b)), was as follows:

	Years Ended December 31
	2009	2008	2007
	(in millions)

Change in unrealized appreciation or depreciation of fixed maturities	$1,524	$(533)	$190
Change in unrealized appreciation or depreciation of equity securities	302	(497)	17

	1,826	(1,030)	207
Deferred income tax (credit)	639	(361)	73

	$1,187	$(669)	$134

  (c) The sources of net investment income were as follows:

	Years Ended December 31
	2009	2008	2007
	(in millions)

Fixed maturities	$1,548	$1,559	$1,516
Equity securities	35	49	46
Short term investments	21	72	119
Other	45	52	57

Gross investment income	1,649	1,732	1,738
Investment expenses	39	32	35

	$1,610	$1,700	$1,703

  (d) Realized investment gains and losses were as follows:

	Years Ended December 31
	2009	2008	2007
	(in millions)

Fixed maturities
Gross realized gains	$110	$109	$57
Gross realized losses	(38)	(43)	(53)
Other-than-temporary impairment losses	(23)	(111)	(30)

	49	(45)	(26)

Equity securities
Gross realized gains	84	125	136
Gross realized losses	—	(93)	(1)
Other-than-temporary impairment losses	(89)	(335)	(79)

	(5)	(303)	56

Other invested assets	(21)	(56)	344
Harbor Point	—	33	—

	$23	$(371)	$374

In 2005, the Corporation transferred its ongoing reinsurance business and certain related assets to Harbor Point. The transaction resulted in a pre-tax gain of $204 million of which $33 million was recognized in 2008 (see Note (3)).

(e) As of December 31, 2009, fixed maturities still held by the Corporation for which a portion of their other-than-temporary impairment losses were recognized in other comprehensive income had cumulative credit-related losses of $20 million recognized in net income.

(5) Deferred Policy Acquisition Costs

Policy acquisition costs deferred and the related amortization reflected in operating results were as follows:

	Years Ended December 31
	2009	2008	2007
	(in millions)

Balance, beginning of year	$1,532	$1,556	$1,480

Costs deferred during year
Commissions and brokerage	1,663	1,736	1,713
Premium taxes and assessments	240	256	253
Salaries and operating costs	1,091	1,148	1,178

	2,994	3,140	3,144
Foreign currency translation effect	28	(41)	24
Amortization during year	(3,021)	(3,123)	(3,092)

Balance, end of year	$1,533	$1,532	$1,556

(6) Property and Equipment

Property and equipment included in other assets were as follows:

	December 31
	2009	2008
	(in millions)

Cost	$678	$631
Accumulated depreciation	368	307

	$310	$324

Depreciation expense related to property and equipment was $69 million, $64 million and $69 million for 2009, 2008 and 2007, respectively.

(7) Unpaid Losses and Loss Expenses

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

Management believes that the aggregate loss reserves of the P&C Group at December 31, 2009 were adequate to cover claims for losses that had occurred as of that date, including both those known and those yet to be reported. In establishing such reserves, management considers facts currently known and the present state of the law and coverage litigation. However, given the significant uncertainties inherent in the loss reserving process, it is possible that management’s estimate of the ultimate liability for losses that had occurred as of December 31, 2009 may change, which could have a material effect on the Corporation’s results of operations and financial condition.

(b) A reconciliation of the beginning and ending liability for unpaid losses and loss expenses, net of reinsurance recoverable, and a reconciliation of the net liability to the corresponding liability on a gross basis is as follows:

	2009	2008	2007
	(in millions)

Gross liability, beginning of year	$22,367	$22,623	$22,293
Reinsurance recoverable, beginning of year	2,212	2,307	2,594

Net liability, beginning of year	20,155	20,316	19,699

Net incurred losses and loss expenses related to
Current year	7,030	7,771	6,996
Prior years	(762)	(873)	(697)

	6,268	6,898	6,299

Net payments for losses and loss expenses related to
Current year	1,943	2,401	1,883
Prior years	4,063	4,108	4,066

	6,006	6,509	5,949

Foreign currency translation effect	369	(550)	267

Net liability, end of year	20,786	20,155	20,316
Reinsurance recoverable, end of year	2,053	2,212	2,307

Gross liability, end of year	$22,839	$22,367	$22,623

Changes in loss reserve estimates are unavoidable because such estimates are subject to the outcome of future events. Loss trends vary and time is required for changes in trends to be recognized and confirmed. During 2009, the P&C Group experienced overall favorable development of $762 million on net unpaid losses and loss expenses established as of the previous year end. This compares with favorable prior year development of $873 million in 2008 and $697 million in 2007. Such favorable development was reflected in operating results in these respective years.

The net favorable development of $762 million in 2009 was due to various factors. Favorable development of about $340 million was experienced in the professional liability classes other than fidelity, including about $110 million outside the United States. A significant amount of favorable development occurred in the directors and officers liability, fiduciary liability and employment practices liability classes. A modest amount of unfavorable development was experienced in the errors and omissions liability class, particularly outside the United States. A majority of the favorable development in the professional liability classes was in accident years 2004 through 2006. Reported loss activity related to these accident years was less than expected reflecting a favorable business climate, lower policy limits and better terms and conditions. Favorable development of about $160 million in the aggregate was experienced in the homeowners and commercial property classes, primarily related to the 2007 and 2008 accident years. The severity of late reported property claims that emerged during 2009 was lower than expected and development on prior year catastrophe events was favorable. Favorable development of about $150 million in the aggregate was experienced in the commercial and personal liability classes. Favorable development in more recent accident years, particularly 2004 through 2006, was partially offset by adverse development in accident years 1999 and prior, which included $90 million of incurred losses related to toxic waste claims. The frequency and severity of prior period excess and primary liability claims have been generally lower than expected and the effects of underwriting changes that affected these years appear to have been more positive than expected. Favorable development of about $55 million was experienced in the run-off of the reinsurance assumed business due primarily to better than expected reported loss activity from cedants. Favorable development of about $35 million was experienced in the surety business due to lower than expected loss emergence, mainly related to more recent accident years. Favorable development of about $30 million was experienced in the personal automobile business due primarily to lower than expected severity.

The net favorable development of $873 million in 2008 was due to various factors. Favorable development of about $390 million was experienced in the professional liability classes other than fidelity, including about $150 million outside the United States. Favorable development occurred in each of the primary professional liability classes, including directors and officers liability, errors and omissions liability, fiduciary liability and employment practices liability. A majority of this favorable development was in the 2004 and 2005 accident years. Reported loss activity related to these accident years was less than expected, reflecting a favorable business climate, lower policy limits and better terms and conditions. Favorable development of about $170 million in the aggregate was experienced in the homeowners and commercial property classes, primarily related to the 2006 and 2007 accident years. Favorable development of about $120 million was experienced in the commercial liability classes. Favorable development in these classes, particularly excess liability and multiple peril liability in accident years 2002 through 2006, more than offset adverse development in accident years prior to 1998, which was mostly due to the $85 million related to toxic waste claims. Favorable development of about $75 million was experienced in the fidelity class due to lower than expected reported loss emergence, particularly outside the United States, mainly related to recent accident years. Favorable development of about $60 million was experienced in the run-off of the reinsurance assumed business due primarily to better than expected reported loss activity from cedants. Favorable development of about $30 million was experienced in the workers’ compensation class due in part to further recognition of the positive effects of reforms in California. Favorable development of about $30 million was experienced in the personal automobile business due primarily to lower than expected severity.

The net favorable development of $697 million in 2007 was due to various factors. Favorable development of about $300 million was experienced in the professional liability classes other than fidelity, including about $100 million outside the United States. A majority of this favorable development was in the 2003 through 2005 accident years. Reported loss activity related to these accident years was less than expected, reflecting a favorable business climate, lower policy limits and better terms and conditions. Favorable development of about $180 million was experienced in the aggregate in the homeowners and commercial property classes, primarily related to the 2005 and 2006 accident years. This favorable development arose from the lower than expected emergence of actual losses during 2007 relative to expectations used to establish the loss reserves at the end of 2006. Favorable development of about $135 million was experienced in the run-off of the reinsurance assumed business due primarily to better than expected reported loss activity from cedants. Favorable development of about $40 million and $30 million was experienced in the fidelity class and the surety class, respectively, due to lower than expected reported loss emergence, mainly related to more recent accident years. Favorable development of about $30 million was experienced in the personal automobile class. Case development during 2007 on previously reported claims was better than expected and the number of late reported claims was less than expected. Unfavorable development of about $20 million was experienced in the commercial liability classes. Unfavorable development in accident years prior to 1997, mostly the $88 million related to asbestos and toxic waste claims, was largely offset by favorable development in these classes in the more recent accident years.

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

There have been some positive legislative and judicial developments in the asbestos environment over the past several years. Various challenges to the mass screening of claimants have been mounted which have led to higher medical evidentiary standards. Also, a number of states have implemented legislative and judicial reforms that focus the courts’ resources on the claims of the most seriously injured. Those who allege serious injury and can present credible evidence of their injuries are receiving priority trial settings in the courts, while those who have not shown any credible disease manifestation are having their hearing dates delayed or placed on an inactive docket, which preserves the right to pursue litigation in the future. Further, a number of key jurisdictions have adopted venue reform that requires plaintiffs to have a connection to the jurisdiction in order to file a complaint. Finally, in recognition that many aspects of bankruptcy plans are unfair to certain classes of claimants and to the insurance industry, these plans are beginning to be closely scrutinized by the courts and rejected when appropriate.

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

Various U.S. federal proposals to solve the ongoing asbestos litigation crisis have been considered by the U.S. Congress over the past few years, but none have yet been enacted. The prospect of federal asbestos reform legislation remains uncertain.

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

The U.S. federal Comprehensive Environmental Response Compensation and Liability Act of 1980 (Superfund) has been interpreted to impose strict, retroactive and joint and several liability on potentially responsible parties (PRPs) for the cost of remediating hazardous waste sites. Most sites have multiple PRPs.

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

Management believes that the loss reserves carried at December 31, 2009 for asbestos and toxic waste claims were adequate. However, given the judicial decisions and legislative actions that have broadened the scope of coverage and expanded theories of liability in the past and the possibilities of similar interpretations in the future, it is possible that the estimate of loss reserves relating to these exposures may increase in future periods as new information becomes available and as claims develop.

(8) Debt and Credit Arrangements

(a) Long term debt consisted of the following:

	December 31
	2009	2008
	(in millions)

6% notes due November 15, 2011	$400	$400
5.2% notes due April 1, 2013	275	275
5.75% notes due May 15, 2018	600	600
6.6% debentures due August 15, 2018	100	100
6.8% debentures due November 15, 2031	200	200
6% notes due May 11, 2037	800	800
6.5% notes due May 15, 2038	600	600
6.375% capital securities due March 29, 2067	1,000	1,000

	$3,975	$3,975

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

The amounts of long term debt due annually during the five years subsequent to December 31, 2009 are as follows:

Years Ending
December 31
(in millions)

2010	$—
2011	400
2012	—
2013	275
2014	—

(b) Interest costs of $248 million, $240 million and $206 million were incurred in 2009, 2008 and 2007, respectively. Interest paid was $244 million, $232 million and $191 million in 2009, 2008 and 2007, respectively.

(c) Chubb has a revolving credit agreement with a group of banks that provides for up to $500 million of unsecured borrowings. There have been no borrowings under this agreement. Various interest rate options are available to Chubb, all of which are based on market interest rates. Chubb pays a fee to have this revolving credit facility available. The agreement contains customary restrictive covenants including a covenant to maintain a minimum consolidated shareholders’ equity, as adjusted. At December 31, 2009, Chubb was in compliance with all such covenants. The revolving credit facility is available for general corporate purposes and to support Chubb’s commercial paper borrowing arrangement. The agreement has a termination date of October 19, 2012. Under the agreement, Chubb is permitted to request on two occasions, at any time during the remaining term of the agreement, an extension of the maturity date for an additional one year period. On the termination date of the agreement, any borrowings then outstanding become payable.

(9) Federal and Foreign Income Tax

(a) Income tax expense and taxes paid consisted of the following components:

	Years Ended December 31
	2009	2008	2007
	(in millions)
Income tax expense
Current tax
United States	$532	$457	$952
Foreign	161	202	168
Deferred tax (credit), principally United States	86	(56)	10

	$779	$603	$1,130

Federal and foreign income taxes paid	$720	$739	$1,140

(b) The effective income tax rate is different than the statutory federal corporate tax rate. The reasons for the different effective tax rate were as follows:

	Years Ended December 31
	2009		2008		2007
		% of		% of		% of
		Pre-Tax		Pre-Tax		Pre-Tax
	Amount	Income	Amount	Income	Amount	Income
	(in millions)
Income before federal and foreign income tax	$2,962		$2,407		$3,937

Tax at statutory federal income tax rate	$1,037	35.0%	$842	35.0%	$1,378	35.0%
Tax exempt interest income	(239)	(8.1)	(235)	(9.7)	(232)	(5.9)
Other, net	(19)	(.6)	(4)	(.2)	(16)	(.4)

Actual tax	$779	26.3%	$603	25.1%	$1,130	28.7%

(c) The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities were as follows:

	December 31
	2009	2008
	(in millions)
Deferred income tax assets
Unpaid losses and loss expenses	$650	$680
Unearned premiums	335	351
Foreign tax credits	879	788
Employee compensation	131	134
Postretirement benefits	171	285
Other-than-temporary impairment losses	287	244
Unrealized depreciation of investments	—	77

Total	2,453	2,559

Deferred income tax liabilities
Deferred policy acquisition costs	439	451
Unremitted earnings of foreign subsidiaries	932	810
Unrealized appreciation of investments	562	—
Other invested assets	128	95
Other, net	120	59

Total	2,181	1,415

Net deferred income tax asset	$272	$1,144

Although realization of deferred income tax assets is not assured, management believes that it is more likely than not that the deferred tax assets will be realized. Accordingly, no valuation allowance was recorded at December 31, 2009 or 2008.

(d) Chubb and its domestic subsidiaries file a consolidated federal income tax return with the U.S. Internal Revenue Service (IRS). The Corporation also files income tax returns with various state and foreign tax authorities. The U.S. income tax returns for years prior to 2004 are no longer subject to examination by the IRS. The examination of the U.S. income tax returns for 2004, 2005 and 2006 is expected to be completed in 2011. Management does not anticipate any assessments for tax years that remain subject to examination that would have a material effect on the Corporation’s financial position or results of operations.

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

Premiums earned and insurance losses and loss expenses are reported net of reinsurance in the consolidated statements of income.

The effect of reinsurance on the premiums written and earned of the P&C Group was as follows:

	Years Ended December 31
	2009	2008	2007
	(in millions)

Direct premiums written	$11,813	$12,443	$12,432
Reinsurance assumed	370	549	775
Reinsurance ceded	(1,106)	(1,210)	(1,335)

Net premiums written	$11,077	$11,782	$11,872

Direct premiums earned	$12,058	$12,441	$12,457
Reinsurance assumed	435	607	789
Reinsurance ceded	(1,162)	(1,220)	(1,300)

Net premiums earned	$11,331	$11,828	$11,946

The ceded reinsurance premiums written and earned included $40 million and $111 million, respectively, in 2009 and $195 million and $243 million, respectively, in 2008 and $386 million and $344 million, respectively, in 2007 that were ceded to Harbor Point.

Ceded losses and loss expenses, which reduce losses and loss expenses incurred, were $291 million, $417 million and $460 million in 2009, 2008 and 2007, respectively. The ceded losses and loss expenses in 2009, 2008 and 2007 included $64 million, $163 million and $183 million, respectively, that were ceded to Harbor Point.

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

Revenues, income before income tax and assets of each operating segment were as follows:

	Years Ended December 31
	2009	2008	2007
	(in millions)

Revenues
Property and casualty insurance
Premiums earned
Personal insurance	$3,692	$3,787	$3,642
Commercial insurance	4,762	5,015	5,120
Specialty insurance	2,829	2,935	2,971

Total insurance	11,283	11,737	11,733
Reinsurance assumed	48	91	213

	11,331	11,828	11,946
Investment income	1,585	1,652	1,622
Other revenues	2	4	11

Total property and casualty insurance	12,918	13,484	13,579
Corporate and other	75	108	154
Realized investment gains (losses)	23	(371)	374

Total revenues	$13,016	$13,221	$14,107

Income (loss) before income tax
Property and casualty insurance
Underwriting
Personal insurance	$600	$478	$532
Commercial insurance	510	309	738
Specialty insurance	474	499	678

Total insurance	1,584	1,286	1,948
Reinsurance assumed	74	58	116

	1,658	1,344	2,064
Increase (decrease) in deferred policy acquisition costs	(27)	17	52

Underwriting income	1,631	1,361	2,116
Investment income	1,549	1,622	1,590
Other income (charges)	(3)	9	6

Total property and casualty insurance	3,177	2,992	3,712
Corporate and other loss	(238)	(214)	(149)
Realized investment gains (losses)	23	(371)	374

Total income before income tax	$2,962	$2,407	$3,937

	December 31
	2009	2008	2007
	(in millions)

Assets
Property and casualty insurance	$47,682	$45,354	$47,931
Corporate and other	2,876	3,297	2,785
Adjustments and eliminations	(109)	(222)	(142)

Total assets	$50,449	$48,429	$50,574

The international business of the property and casualty insurance segment is conducted primarily through subsidiaries that operate solely outside of the United States. Their assets and liabilities are located principally in the countries where the insurance risks are written. International business is also written by branch offices of certain domestic subsidiaries.

Revenues of the P&C Group by geographic area were as follows:

	Years Ended December 31
	2009	2008	2007
	(in millions)

Revenues
United States	$9,991	$10,329	$10,624
International	2,927	3,155	2,955

Total	$12,918	$13,484	$13,579

(12) Stock-Based Employee Compensation Plans

The Corporation has two stock-based employee compensation plans, the Long-Term Incentive Plan and the Stock Purchase Plan. The compensation cost with respect to these plans was $80 million, $81 million and $87 million in 2009, 2008 and 2007, respectively. The total income tax benefit included in net income with respect to these stock-based compensation arrangements was $28 million in 2009 and 2008 and $31 million in 2007.

As of December 31, 2009, there was $84 million of unrecognized compensation cost related to nonvested awards. That cost is expected to be reflected in operating results over a weighted average period of 1.7 years.

(a) The Long-Term Incentive Plan provides for the granting of restricted stock units, restricted stock, performance units, stock options and other stock-based awards to key employees. The maximum number of shares of Chubb’s common stock in respect to which stock-based awards may be granted under the plan most recently approved by shareholders is 8,650,000 shares. Additional shares of Chubb’s common stock may also become available for grant in connection with the cancellation, forfeiture and/or settlement of awards previously granted. At December 31, 2009, 9,394,896 shares were available for grant.

Restricted Stock Units, Restricted Stock and Performance Units

Restricted stock unit awards are payable in cash, in shares of Chubb’s common stock or in a combination of both. Restricted stock units are not considered to be outstanding shares of common stock, have no voting rights and are subject to forfeiture during the restriction period. Holders of restricted stock units may receive dividend equivalents. Restricted stock awards consist of shares of Chubb’s common stock granted at no cost to the employees. Shares of restricted stock become outstanding when granted, receive dividends and have voting rights. The shares are subject to forfeiture and to restrictions that prevent their sale or transfer during the restriction period. Performance unit awards are based on the achievement of performance goals over three year performance periods. Performance unit awards are payable in cash, in shares of Chubb’s common stock or in a combination of both.

An amount equal to the fair value at the date of grant of restricted stock unit awards, restricted stock awards and performance unit awards is expensed over the vesting period. The weighted average fair value per share of the restricted stock units granted was $40.38, $50.44 and $50.10 in 2009, 2008 and 2007, respectively. The weighted average fair value per share of the performance units granted was $45.60, $51.46 and $52.99 in 2009, 2008 and 2007, respectively.

Additional information with respect to restricted stock units and performance units is as follows:

	Restricted Stock Units		Performance Units*
		Weighted Average			Weighted Average
	Number	Grant Date	Number		Grant Date
	of Shares	Fair Value	of Shares		Fair Value

Nonvested, January 1, 2009	3,052,561	$49.46	1,230,932		$52.24
Granted	1,273,560	40.38	803,524		45.60
Vested	(1,012,316)	47.56	(627,499	)**	52.99
Forfeited	(137,954)	47.26	(27,836)		46.79

Nonvested, December 31, 2009	3,175,851	46.52	1,379,121		48.14

*	The number of shares earned may range from 0% to 200% of the performance units shown in the table above.

**	The performance units earned in 2009 were 132.2% of the vested shares shown in the table, or 829,554 shares.

The total fair value of restricted stock units and restricted stock that vested during 2009, 2008 and 2007 was $41 million, $65 million and $77 million, respectively. The total fair value of performance units that vested during 2009, 2008 and 2007 was $41 million, $57 million and $58 million, respectively.

Stock Options

Stock options are granted at exercise prices not less than the fair value of Chubb’s common stock on the date of grant. The terms and conditions upon which options become exercisable may vary among grants. Options expire no later than ten years from the date of grant.

An amount equal to the fair value of stock options at the date of grant is expensed over the period that such options become exercisable. The weighted average fair value per stock option granted during 2009, 2008 and 2007 was $6.34, $6.04 and $8.39, respectively. The fair value of each stock option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2009	2008	2007
Risk-free interest rate	2.0%	2.5%	4.4%
Expected volatility	23.8%	16.4%	16.9%
Dividend yield	3.4%	2.5%	2.2%
Expected average term (in years)	5.4	3.9	4.3

Additional information with respect to stock options is as follows:

			Weighted Average
	Number	Weighted Average	Remaining	Aggregate
	of Shares	Exercise Price	Contractual Term	Intrinsic Value
			(in years)	(in millions)

Outstanding, January 1, 2009	5,814,200	$35.02
Granted	131,800	40.64
Exercised	(865,563)	30.27
Forfeited	(164,976)	39.42

Outstanding, December 31, 2009	4,915,461	35.86	2.5	68

Exercisable, December 31, 2009	4,679,664	35.40	2.2	67

The total intrinsic value of the stock options exercised during 2009, 2008 and 2007 was $12 million, $52 million and $66 million, respectively. The Corporation received cash of $26 million, $74 million and $115 million during 2009, 2008 and 2007, respectively, from the exercise of stock options. The tax benefit realized with respect to the exercise of stock options was $4 million in 2009 and $19 million in 2008 and 2007.

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

The funded status of the pension and other postretirement benefit plans at December 31, 2009 and 2008 was as follows:

			Other
	Pension Benefits		Postretirement Benefits
	2009	2008	2009	2008
	(in millions)

Benefit obligation	$1,900	$1,761	$338	$315
Plan assets at fair value	1,558	1,125	50	32

Funded status at end of year, included in other liabilities	$342	$636	$288	$283

Net loss and prior service cost included in accumulated other comprehensive income that were not yet recognized as components of net benefit costs at December 31, 2009 and 2008 were as follows:

			Other
			Postretirement
	Pension Benefits		Benefits
	2009	2008	2009	2008
	(in millions)

Net loss	$681	$808	$54	$59
Prior service cost (benefit)	28	30	(2)	(2)

	$709	$838	$52	$57

The accumulated benefit obligation for the pension plans was $1,593 million and $1,451 million at December 31, 2009 and 2008, respectively. The accumulated benefit obligation is the present value of pension benefits earned as of the measurement date based on employee service and compensation prior to that date. It differs from the pension benefit obligation in the table above in that the accumulated benefit obligation includes no assumptions regarding future compensation levels.

The weighted average assumptions used to determine the benefit obligations were as follows:

			Other
			Postretirement
	Pension Benefits		Benefits
	2009	2008	2009	2008

Discount rate	6.0%	6.0%	6.0%	6.0%
Rate of compensation increase	4.5	4.5	—	—

The Corporation made pension plan contributions of $228 million and $127 million during 2009 and 2008, respectively. The Corporation made other postretirement benefit plan contributions of $10 million during 2009 and 2008.

The components of net pension and other postretirement benefit costs reflected in net income and other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2009, 2008 and 2007 were as follows:

				Other
				Postretirement
	Pension Benefits			Benefits
	2009	2008	2007	2009	2008	2007
	(in millions)

Costs reflected in net income
Service cost	$73	$76	$79	$10	$10	$10
Interest cost	104	99	89	19	17	16
Expected return on plan assets	(118)	(114)	(100)	(4)	(3)	(2)
Amortization of net loss and prior service cost and other	46	51	32	1	1	1

	$105	$112	$100	$26	$25	$25

Changes in plan assets and benefit obligations recognized in other comprehensive income
Net loss (gain)	$(83)	$462	$54	$(4)	$27	$4
Prior service cost	—	—	1	—	—	—
Amortization of net loss and prior service cost and other	(46)	(51)	(32)	(1)	(1)	(1)

	$(129)	$411	$23	$(5)	$26	$3

The estimated aggregate net loss and prior service cost that will be amortized from accumulated other comprehensive income into net benefit costs during 2010 for the pension and other postretirement benefit plans is $56 million.

The weighted average assumptions used to determine net pension and other postretirement benefit costs were as follows:

				Other
	Pension Benefits			Postretirement Benefits
	2009	2008	2007	2009	2008	2007

Discount rate	6.0%	6.0%	5.75%	6.0%	6.0%	5.75%
Rate of compensation increase	4.5	4.5	4.5	—	—	—
Expected long term rate of return on plan assets	8.0	8.0	8.0	8.0	8.0	8.0

The weighted average health care cost trend rate assumptions used to measure the expected cost of medical benefits were as follows:

	December 31
	2009	2008

Health care cost trend rate for next year	8.7%	8.75%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5	5.0
Year that the rate reaches the ultimate trend rate	2028	2015

The health care cost trend rate assumption has a significant effect on the amount of the accumulated other postretirement benefit obligation and the net other postretirement benefit cost reported. To illustrate, a one percent increase or decrease in the trend rate for each year would increase or decrease the accumulated other postretirement benefit obligation at December 31, 2009 by approximately $57 million and the aggregate of the service and interest cost components of net other postretirement benefit cost for the year ended December 31, 2009 by approximately $5 million.

The long term objective of the pension plan is to provide sufficient funding to cover expected benefit obligations, while assuming a prudent level of portfolio risk. The assets of the pension plan are invested, either directly or through pooled funds, in a diversified portfolio of predominately U.S. equity securities and fixed maturities. The Corporation seeks to obtain a rate of return that over time equals or exceeds the returns of the broad markets in which the plan assets are invested. The target allocation of plan assets is 55% to 65% invested in equity securities, with the remainder primarily invested in fixed maturities. The Corporation rebalances its pension assets to the target allocation as market conditions permit. The Corporation determined the expected long term rate of return assumption for each asset class based on an analysis of the historical returns and the expectations for future returns. The expected long term rate of return for the portfolio is a weighted aggregation of the expected returns for each asset class.

The fair value of the pension plan assets at December 31, 2009, was as follows:

(in millions)

Short term investments	$33
Fixed maturities
U.S. Government and government agency and authority obligations	175
Corporate bonds	232
Foreign bonds	33
Mortgage-backed securities	121
Equity securities	935
Other assets	29

$1,558

At December 31, 2009, $794 million of pension plan assets were invested in pooled funds.

At December 31, 2009, the other postretirement benefit plan assets were invested in a pooled fund and had a fair value of $50 million.

The estimated benefits expected to be paid in each of the next five years and in the aggregate for the following five years are as follows:

		Other
Years Ending		Postretirement
December 31	Pension Benefits	Benefits
	(in millions)
2010	$78	$11
2011	72	12
2012	79	14
2013	85	15
2014	92	17
2015-2019	626	115

(b) The Corporation has a defined contribution benefit plan, the Capital Accumulation Plan, in which substantially all employees are eligible to participate. Under this plan, the employer makes an annual matching contribution equal to 100% of each eligible employee’s pre-tax elective contributions, up to 4% of the employee’s eligible compensation. Contributions are invested at the election of the employee in Chubb’s common stock or in various other investment funds. Employer contributions were $27 million in 2009, $28 million in 2008 and $27 million in 2007.

(14) Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average shares outstanding during the year. The computation of diluted earnings per share reflects the potential dilutive effect, using the treasury stock method, of outstanding awards under stock-based employee compensation plans.

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31
	2009	2008	2007
	(in millions except for per share amounts)

Basic earnings per share:
Net income	$2,183	$1,804	$2,807

Weighted average shares outstanding	350.1	361.1	393.6

Basic earnings per share	$6.24	$5.00	$7.13

Diluted earnings per share:
Net income	$2,183	$1,804	$2,807

Weighted average shares outstanding	350.1	361.1	393.6
Additional shares from assumed exercise of stock-based compensation awards	2.9	5.7	6.7

Weighted average shares and potential shares assumed outstanding for computing diluted earnings per share	353.0	366.8	400.3

Diluted earnings per share	$6.18	$4.92	$7.01

(15) Comprehensive Income

Comprehensive income is defined as all changes in shareholders’ equity, except those arising from transactions with shareholders. Comprehensive income includes net income and other comprehensive income, which for the Corporation consists of changes in unrealized appreciation or depreciation of investments carried at fair value, changes in foreign currency translation gains or losses, changes in postretirement benefit costs not yet recognized in net income and, beginning in 2009, changes in unrealized other-than-temporary impairment losses on investments.

The components of other comprehensive income or loss were as follows:

	Years Ended December 31
	2009			2008			2007
	Before	Income		Before	Income		Before	Income
	Tax	Tax	Net	Tax	Tax	Net	Tax	Tax	Net
	(in millions)

Unrealized holding gains (losses) arising during the year	$1,930	$675	$1,255	$(1,378)	$(483)	$(895)	$237	$83	$154
Unrealized other-than-temporary impairment losses arising during the year	(14)	(5)	(9)	—	—	—	—	—	—
Reclassification adjustment for realized gains (losses) included in net income	44	15	29	(348)	(122)	(226)	30	10	20

Net unrealized gains (losses) recognized in other comprehensive income or loss	1,872	655	1,217	(1,030)	(361)	(669)	207	73	134
Foreign currency translation gains (losses)	262	92	170	(348)	(122)	(226)	193	68	125
Change in postretirement benefit costs not yet recognized in net income	134	36	98	(437)	(153)	(284)	(26)	(9)	(17)

Total other comprehensive income (loss)	$2,268	$783	$1,485	$(1,815)	$(636)	$(1,179)	$374	$132	$242

(16) Commitments and Contingent Liabilities

(a) Chubb and certain of its subsidiaries have been involved in the investigations by various Attorneys General and other regulatory authorities of several states, the U.S. Securities and Exchange Commission, the U.S. Attorney for the Southern District of New York and certain non-U.S. regulatory authorities with respect to certain business practices in the property and casualty insurance industry including (1) potential conflicts of interest and anti-competitive behavior arising from the payment of contingent commissions to brokers and agents and (2) loss mitigation and finite reinsurance arrangements. In connection with these investigations, Chubb and certain of its subsidiaries received subpoenas and other requests for information from various regulators. The Corporation has cooperated fully with these investigations. The Corporation has settled with several state Attorneys General and insurance departments all issues arising out of their investigations. As described in more detail below, the Attorney General of Ohio in August 2007 filed an action against Chubb and certain of its subsidiaries, as well as several other insurers and one broker, as a result of the Ohio Attorney General’s business practices investigation. Although no other Attorney General or regulator has initiated an action against the Corporation, it is possible that such an action may be brought against the Corporation with respect to some or all of the issues that were the focus of the business practice investigations.

The Attorney General of Ohio on August 24, 2007 filed an action in the Court of Common Pleas in Cuyahoga County, Ohio, against Chubb and certain of its subsidiaries, as well as several other insurers and one broker, as a result of the Ohio Attorney General’s business practices investigation. This action alleges violations of Ohio’s antitrust laws. In July 2008, the court denied the Corporation’s and the other defendants’ motions to dismiss the Attorney General’s complaint. In August 2008, the Corporation and the other defendants filed answers to the complaint and discovery is proceeding.

Individual actions and purported class actions arising out of the investigations into the payment of contingent commissions to brokers and agents have been filed in a number of federal and state courts. On August 1, 2005, Chubb and certain of its subsidiaries were named in a putative class action entitled In re Insurance Brokerage Antitrust Litigation in the U.S. District Court for the District of New Jersey (N. J. District Court). This action, brought against several brokers and insurers on behalf of a class of persons who purchased insurance through the broker defendants, asserts claims under the Sherman Act and state law and the Racketeer Influenced and Corrupt Organizations Act (RICO) arising from the alleged unlawful use of contingent commission agreements. On September 28, 2007, the N. J. District Court dismissed the second amended complaint filed by the plaintiffs in the In re Insurance Brokerage Antitrust Litigation in its entirety. In so doing, the court dismissed the plaintiffs’ Sherman Act and RICO claims with prejudice for failure to state a claim, and it dismissed the plaintiffs’ state law claims without prejudice because it declined to exercise supplemental jurisdiction over them. The plaintiffs have appealed the dismissal of their second amended complaint to the U.S. Court of Appeals for the Third Circuit, and that appeal is currently pending.

Chubb and certain of its subsidiaries also have been named as defendants in other putative class actions relating or similar to the In re Insurance Brokerage Antitrust Litigation that have been filed in various state courts or in U.S. district courts between 2005 and 2007. These actions have been subsequently removed and ultimately transferred to the N.J. District Court for consolidation with the In re Insurance Brokerage Antitrust Litigation. These actions are currently stayed.

In the various actions described above, the plaintiffs generally allege that the defendants unlawfully used contingent commission agreements and conspired to reduce competition in the insurance markets. The actions seek treble damages, injunctive and declaratory relief, and attorneys’ fees. The Corporation believes it has substantial defenses to all of the aforementioned legal proceedings and intends to defend the actions vigorously.

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

(b) Chubb Financial Solutions (CFS), a wholly owned subsidiary of Chubb, participated in derivative financial instruments and has been in run-off since 2003. At December 31, 2009 and 2008, CFS had a derivative contract linked to an equity market index that terminates in 2012 and a few other insignificant derivative contracts.

CFS’s aggregate exposure, or retained risk, from its derivative contracts is referred to as notional amount. Notional amounts are used to calculate the exchange of contractual cash flows and are not necessarily representative of the potential for gain or loss. Notional amounts are not recorded on the balance sheet. The notional amount of future obligations under CFS’s derivative contracts at December 31, 2009 and 2008 was approximately $340 million.

Future obligations with respect to the derivative contracts are carried at fair value at the balance sheet date and are included in other liabilities. The fair value of future obligations under CFS’s derivative contracts at December 31, 2009 and 2008 was approximately $4 million and $5 million, respectively.

(c) A property and casualty insurance subsidiary issued a reinsurance contract to an insurer that provides financial guarantees on debt obligations. At December 31, 2009, the aggregate principal commitments related to this contract for which the subsidiary was contingently liable amounted to approximately $400 million. These commitments expire by 2023.

(d) The Corporation occupies office facilities under lease agreements that expire at various dates through 2020; such leases are generally renewed or replaced by other leases. Most facility leases contain renewal options for increments ranging from two to ten years. The Corporation also leases data processing, office and transportation equipment. All leases are operating leases.

Rent expense was as follows:

	Years Ended
	December 31
	2009	2008	2007
	(in millions)

Office facilities	$75	$79	$81
Equipment	13	13	12

	$88	$92	$93

At December 31, 2009, future minimum rental payments required under non-cancellable operating leases were as follows:

Years Ending
December 31	(in millions)

2010	$72
2011	66
2012	57
2013	50
2014	41
After 2014	110

$396

(e) The Corporation had commitments totaling $850 million at December 31, 2009 to fund limited partnership investments. These commitments can be called by the partnerships (generally over a period of 5 years or less) to fund certain partnership expenses or the purchase of investments.

(17) Fair Values of Financial Instruments

(a) Fair values of financial instruments are determined using valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Fair values are generally measured using quoted prices in active markets for identical assets or liabilities or other inputs, such as quoted prices for similar assets or liabilities, that are observable, either directly or indirectly. In those instances where observable inputs are not available, fair values are measured using unobservable inputs for the asset or liability. Unobservable inputs reflect the Corporation’s own assumptions about the assumptions that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. Fair value estimates derived from unobservable inputs are affected by the assumptions used, including the discount rates and the estimated amounts and timing of future cash flows. The derived fair value estimates cannot be substantiated by comparison to independent markets and are not necessarily indicative of the amounts that would be realized in a current market exchange. Certain financial instruments, particularly insurance contracts, are excluded from fair value disclosure requirements.

The methods and assumptions used to estimate the fair values of financial instruments are as follows:

 (i) The carrying value of short term investments approximates fair value due to the short maturities of these investments.

 (ii) Fair values for fixed maturities are determined by management, utilizing prices obtained from an independent, nationally recognized pricing service or, in the case of securities for which prices are not provided by a pricing service, from independent brokers. For fixed maturities that have quoted prices in active markets, market quotations are provided. For fixed maturities that do not trade on a daily basis, the pricing service and brokers provide fair value estimates using a variety of inputs including, but not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, reference data, prepayment spreads and measures of volatility. Management reviews on an ongoing basis the reasonableness of the methodologies used by the relevant pricing service and brokers. In addition, management, using the prices received for the securities from the pricing service and brokers, determines the aggregate portfolio price performance and reviews it against applicable indices. If management believes that significant discrepancies exist, it will discuss these with the relevant pricing service or broker to resolve the discrepancies.

 (iii) Fair values of equity securities are based on quoted market prices.

 (iv) Fair values of long term debt issued by Chubb are determined by management, utilizing prices obtained from an independent, nationally recognized pricing service.

The carrying values and fair values of financial instruments were as follows:

	December 31
	2009		2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(in millions)

Assets
Invested assets
Short term investments	$1,918	$1,918	$2,478	$2,478
Fixed maturities (Note 4)	36,578	36,578	32,755	32,755
Equity securities	1,433	1,433	1,479	1,479
Liabilities
Long term debt (Note 8)	3,975	4,102	3,975	3,493

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:

Level 1 — Unadjusted quoted prices in active markets for identical assets.

Level 2 — Other inputs that are observable for the asset, either directly or indirectly.

Level 3 — Inputs that are unobservable.

The fair value of fixed maturities and equity securities at December 31, 2009 categorized based upon the lowest level of input that was significant to the fair value measurement was as follows:

	Level 1	Level 2	Level 3	Total
	(in millions)
Fixed maturities	$—	$36,427	$151	$36,578
Equity securities	1,207	—	226	1,433

(b) The methods and assumptions used to estimate the fair value of the Corporation’s pension plan and other postretirement benefit plan assets, other than assets invested in pooled funds, are similar to the methods and assumptions used for the Corporation’s other financial instruments. The fair value of pooled funds is based on the net asset value of the funds.

Based on the fair value hierarchy, the fair value of the Corporation’s pension plan assets at December 31, 2009, categorized based upon the lowest level of input that was significant to the fair value measurement was follows:

	Level 1	Level 2	Level 3	Total
		(in millions)

Short term investments	$9	$24	$—	$33
Fixed maturities	—	559	2	561
Equity securities	286	649	—	935
Other assets	16	1	12	29

	$311	$1,233	$14	$1,558

The fair value of the Corporation’s other postretirement benefit plan assets was $50 million at December 31, 2009. Based on the fair value hierarchy, the fair value of these assets was categorized as level 1 based upon the lowest level of input that was significant to the fair value measurement.

(18) Shareholders’ Equity

(a) The authorized but unissued preferred shares may be issued in one or more series and the shares of each series shall have such rights as fixed by the Board of Directors.

(b) The activity of Chubb’s common stock was as follows:

	Years Ended December 31
	2009	2008	2007
	(number of shares)

Common stock issued
Balance, beginning of year	371,980,710	374,649,923	411,276,940

Repurchase of shares	—	(4,017,884)	(41,733,268)
Share activity under stock-based employee compensation plans	(250)	1,348,671	5,106,251

Balance, end of year	371,980,460	371,980,710	374,649,923

Treasury stock
Balance, beginning of year	19,726,097	—	—
Repurchase of shares	22,623,775	22,310,886	—
Share activity under stock-based employee compensation plans	(2,377,076)	(2,584,789)	—

Balance, end of year	39,972,796	19,726,097	—

Common stock outstanding, end of year	332,007,664	352,254,613	374,649,923

(c) As of December 31, 2009, 22,160,125 shares remained under the share repurchase authorization that was approved by the Board of Directors in December 2009. The authorization has no expiration date.

(d) The property and casualty insurance subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). For such subsidiaries, statutory accounting practices differ in certain respects from GAAP.

A comparison of shareholders’ equity on a GAAP basis and policyholders’ surplus on a statutory basis is as follows:

	December 31
	2009		2008
	GAAP	Statutory	GAAP	Statutory
	(in millions)

P&C Group	$17,002	$14,526	$14,381	$12,281

Corporate and other	(1,368)		(949)

	$15,634		$13,432

A comparison of GAAP and statutory net income (loss) is as follows:

	Years Ended December 31
	2009		2008		2007
	GAAP	Statutory	GAAP	Statutory	GAAP	Statutory
	(in millions)

P&C Group	$2,324	$2,357	$1,997	$1,963	$2,992	$2,859

Corporate and other	(141)		(193)		(185)

	$2,183		$1,804		$2,807

(e) As a holding company, Chubb’s ability to continue to pay dividends to shareholders and to satisfy its obligations, including the payment of interest and principal on debt obligations, relies on the availability of liquid assets, which is dependent in large part on the dividend paying ability of its property and casualty insurance subsidiaries. The Corporation’s property and casualty insurance subsidiaries are subject to laws and regulations in the jurisdictions in which they operate that restrict the amount of dividends they may pay without the prior approval of regulatory authorities. The restrictions are generally based on net income and on certain levels of policyholders’ surplus as determined in accordance with statutory accounting practices. Dividends in excess of such thresholds are considered “extraordinary” and require prior regulatory approval. During 2009, these subsidiaries paid dividends of $1.2 billion to Chubb.

The maximum dividend distribution that may be made by the property and casualty insurance subsidiaries to Chubb during 2010 without prior regulatory approval is approximately $1.5 billion.

QUARTERLY FINANCIAL DATA

Summarized unaudited quarterly financial data for 2009 and 2008 are shown below. In management’s opinion, the interim financial data contain all adjustments, consisting of normal recurring items, necessary to present fairly the results of operations for the interim periods.

	Three Months Ended
	March 31		June 30		September 30		December 31
	2009	2008	2009	2008	2009	2008	2009	2008
	(in millions except for per share amounts)

Revenues	$2,965	$3,489	$3,266	$3,354	$3,320	$3,303	$3,465	$3,075
Losses and expenses	2,535	2,560	2,513	2,725	2,511	2,985	2,495	2,544
Federal and foreign income tax	89	265	202	160	213	54	275	124

Net income	$341	$664	$551	$469	$596	$264	$695	$407

Basic earnings per share	$.96	$1.80	$1.55	$1.29	$1.70	$.74	$2.04	$1.15

Diluted earnings per share	$.95	$1.77	$1.54	$1.27	$1.69	$.73	$2.03	$1.13

Underwriting ratios
Losses to premiums earned	57.3%	53.4%	55.7%	58.7%	54.2%	67.9%	54.6%	53.9%
Expenses to premiums written	30.8	30.5	30.2	29.8	31.2	30.2	30.1	30.4

Combined	88.1%	83.9%	85.9%	88.5%	85.4%	98.1%	84.7%	84.3%

THE CHUBB CORPORATION

Schedule I

CONSOLIDATED SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES

(in millions)

December 31, 2009

			Amount
			at Which
	Cost or		Shown in
	Amortized	Fair	the
Type of Investment	Cost	Value	Balance Sheet

Short term investments	$1,918	$1,918	$1,918

Fixed maturities

United States Government and government agencies and authorities	2,279	2,358	2,358

States, municipalities and political subdivisions	18,911	19,770	19,770

Foreign government and government agencies	5,903	6,113	6,113

Public utilities	929	991	991

All other corporate bonds	7,168	7,346	7,346

Total fixed maturities	35,190	36,578	36,578

Equity securities

Common stocks

Public utilities	101	111	111

Banks, trusts and insurance companies	270	288	288

Industrial, miscellaneous and other	810	999	999

Total common stocks	1,181	1,398	1,398

Non-redeemable preferred stocks	34	35	35

Total equity securities	1,215	1,433	1,433

Other invested assets	2,075	2,075	2,075

Total invested assets	$40,398	$42,004	$42,004

THE CHUBB CORPORATION

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS — PARENT COMPANY ONLY

(in millions)

December 31

	2009	2008

Assets
Invested Assets
Short Term Investments	$1,010	$1,553
Taxable Fixed Maturities (cost $1,272 and $754)	1,313	759
Equity Securities (cost $205 and $451)	202	504
Other Invested Assets	25	—

TOTAL INVESTED ASSETS	2,550	2,816
Investment in Consolidated Subsidiaries	17,079	14,510
Other Assets	183	280

TOTAL ASSETS	$19,812	$17,606

Liabilities
Long Term Debt	$3,975	$3,975
Dividend Payable to Shareholders	118	118
Accrued Expenses and Other Liabilities	85	81

TOTAL LIABILITIES	4,178	4,174

Shareholders’ Equity
Preferred Stock — Authorized 8,000,000 Shares; $1 Par Value; Issued — None	—	—
Common Stock — Authorized 1,200,000,000 Shares; $1 Par Value; Issued 371,980,460 and 371,980,710 Shares	372	372
Paid-In Surplus	224	253
Retained Earnings	16,235	14,509
Accumulated Other Comprehensive Income (Loss)	720	(735)
Treasury Stock, at Cost — 39,972,796 and 19,726,097 Shares	(1,917)	(967)

TOTAL SHAREHOLDERS’ EQUITY	15,634	13,432

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,812	$17,606

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

THE CHUBB CORPORATION

Schedule II

(continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF INCOME — PARENT COMPANY ONLY

(in millions)

Years Ended December 31

	2009	2008	2007

Revenues

Investment Income	$64	$79	$125

Other Revenues	—	4	(5)

Realized Investment Gains (Losses), Net	88	49	(31)

TOTAL REVENUES	152	132	89

Expenses

Corporate Expenses	292	282	249

Investment Expenses	3	2	3

Other Expenses	—	4	—

TOTAL EXPENSES	295	288	252

Loss before Federal and Foreign Income Tax and Equity in Net Income of Consolidated Subsidiaries	(143)	(156)	(163)

Federal and Foreign Income Tax (Credit)	(7)	30	7

Loss before Equity in Net Income of Consolidated Subsidiaries	(136)	(186)	(170)

Equity in Net Income of Consolidated Subsidiaries	2,319	1,990	2,977

NET INCOME	$2,183	$1,804	$2,807

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

THE CHUBB CORPORATION

Schedule II

(continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS — PARENT COMPANY ONLY
(in millions)
Years Ended December 31

	2009	2008	2007
Cash Flows from Operating Activities
Net Income	$2,183	$1,804	$2,807
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Equity in Net Income of Consolidated Subsidiaries	(2,319)	(1,990)	(2,977)
Realized Investment Losses (Gains), Net	(88)	(49)	31
Other, Net	111	(94)	15

NET CASH USED IN OPERATING ACTIVITIES	(113)	(329)	(124)

Cash Flows from Investing Activities
Proceeds from Fixed Maturities
Sales	5	—	49
Maturities, Calls and Redemptions	126	92	86
Proceeds from Sales of Equity Securities	308	56	—
Purchases of Fixed Maturities	(651)	(21)	(61)
Decrease (Increase) in Short Term Investments, Net	543	(672)	(133)
Capital Contributions to Consolidated Subsidiaries	—	—	(20)
Dividends Received from Consolidated Insurance Subsidiaries	1,200	2,000	1,550
Distributions Received from Consolidated Non-Insurance Subsidiaries	35	13	40
Other, Net	60	53	(65)

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,626	1,521	1,446

Cash Flows from Financing Activities
Proceeds from Issuance of Long Term Debt	—	1,200	1,800
Repayment of Long Term Debt	—	(685)	(600)
Proceeds from Issuance of Common Stock Under Stock-Based Employee Compensation Plans	34	109	130
Repurchase of Shares	(1,060)	(1,336)	(2,185)
Dividends Paid to Shareholders	(487)	(471)	(451)
Other, Net	—	(9)	(17)

NET CASH USED IN FINANCING ACTIVITIES	(1,513)	(1,192)	(1,323)

Net Decrease in Cash	—	—	(1)
Cash at Beginning of Year	—	—	1

CASH AT END OF YEAR	$—	$—	$—

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

THE CHUBB CORPORATION

Schedule III

CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION

(in millions)

	December 31			Year Ended December 31
							Amortization	Other
	Deferred						of Deferred	Insurance
	Policy				Net		Policy	Operating
	Acquisition	Unpaid	Unearned	Premiums	Investment	Insurance	Acquisition	Costs and	Premiums
Segment	Costs	Losses	Premiums	Earned	Income*	Losses	Costs	Expenses**	Written
2009

Property and Casualty Insurance
Personal	$537	$2,133	$1,929	$3,692		$1,923	$1,064	$101	$3,657
Commercial	628	11,531	2,583	4,762		2,773	1,290	214	4,660
Specialty	364	8,071	1,614	2,829		1,606	651	95	2,739
Reinsurance Assumed	4	1,104	27	48		(34)	16	1	21
Investments					$1,549

	$1,533	$22,839	$6,153	$11,331	$1,549	$6,268	$3,021	$411	$11,077

2008

Property and Casualty Insurance
Personal	$523	$2,139	$1,935	$3,787		$2,087	$1,089	$105	$3,826
Commercial	641	11,222	2,641	5,015		3,131	1,313	240	4,993
Specialty	355	7,728	1,666	2,935		1,686	667	93	2,899
Reinsurance Assumed	13	1,278	125	91		(6)	54	8	64
Investments					$1,622

	$1,532	$22,367	$6,367	$11,828	$1,622	$6,898	$3,123	$446	$11,782

2007

Property and Casualty Insurance
Personal	$509	$2,141	$1,932	$3,642		$1,942	$1,039	$106	$3,709
Commercial	637	10,972	2,718	5,120		2,822	1,301	224	5,083
Specialty	374	8,163	1,748	2,971		1,551	635	90	2,944
Reinsurance Assumed	36	1,347	201	213		(16)	117	19	136
Investments					$1,590

	$1,556	$22,623	$6,599	$11,946	$1,590	$6,299	$3,092	$439	$11,872

*	Property and casualty assets are available for payment of losses and expenses for all classes of business; therefore, such assets and the related investment income have not been allocated to the underwriting segments.

**	Other insurance operating costs and expenses does not include other income and charges.

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

	—	Material contracts
10.1		Schedule of Salary Actions filed herewith.
10.2		Schedule of Salary Actions incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on September 4, 2009.
10.3		The Chubb Corporation Annual Incentive Plan (2006) incorporated by reference to Annex A of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders held on April 25, 2006.
10.4
Amendment to The Chubb Corporation Annual Incentive Compensation Plan (2006) incorporated by reference to Exhibit (10) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.5		The Chubb Corporation Long-Term Incentive Plan (2009) incorporated by reference to Exhibit 99.1 of the registrant’s registration statement on Form S-8 filed on April 28, 2009 (File No. 333-158841).
10.6		Form of Performance Unit Award Agreement under The Chubb Corporation Long-Term Incentive Plan (2009) filed herewith.
10.7		Form of Restricted Stock Unit Award Agreement under The Chubb Corporation Long-Term Incentive Plan (2009) filed herewith.
10.8		Form of Non-Statutory Stock Option Award Agreement under The Chubb Corporation Long-Term Incentive Plan (2009) filed herewith.
10.9
Form of Deferred Stock Unit Agreement for Non-Employee Directors under The Chubb Corporation Long-Term Incentive Plan (2009) incorporated by reference to Exhibit 10.2 of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

10.10
The Chubb Corporation Long-Term Stock Incentive Plan (2004) incorporated by reference to Annex B of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders held on April 27, 2004.

Exhibit
Number	Description
10.11
Amendment to The Chubb Corporation Long - Term Stock Incentive Plan (2004) incorporated by reference to Exhibit (10) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.12
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

10.15
Form of Restricted Stock Unit Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004) (for Executive Vice Presidents and certain Senior Vice Presidents) incorporated by reference to Exhibit (10.9) of the registrant’s Current Report on Form 8-K filed on March 7, 2007.

10.16
Form of Restricted Stock Unit Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004) (for recipients of restricted stock unit awards other than Chief Executive Officer, Vice Chairmen, Executive Vice Presidents and certain Senior Vice Presidents) incorporated by reference to Exhibit (10.10) of the registrant’s Current Report on Form 8-K filed on March 7, 2007.

10.17
Amendment to The Chubb Corporation Long-Term Stock Incentive Plan (2004) 2005, 2006, 2007, and 2008 Outstanding Restricted Stock Unit Agreements incorporated by reference to Exhibit (10) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.18
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

10.20
The Chubb Corporation Long-Term Stock Incentive Plan for Non-Employee Directors (2004) incorporated by reference to Annex C of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders held on April 27, 2004.

10.21
Amendment to the registrant’s Long-Term Incentive Plan for Non-Employee Directors (2004) incorporated by reference to Exhibit (10) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.22
Form of Performance Share Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan for Non-Employee Directors (2004) incorporated by reference to Exhibit (10.11) of the registrant’s Current Report on Form 8-K filed on March 7, 2007.

Exhibit
Number	Description
10.23
Form of Stock Unit Agreement under The Chubb Corporation Long-Term Stock Incentive Plan for Non-Employee Directors (2004) incorporated by reference to Exhibit (10.14) of the registrant’s Current Report on Form 8-K filed on March 7, 2007.

10.24
Non-Employee Director Special Stock Option Agreement, dated as of December 5, 2002, between The Chubb Corporation and Joel J. Cohen, incorporated by reference to Exhibit (10.1) of the registrant’s Current Report on Form 8-K filed on December 9, 2002.

10.25
Non-Employee Director Special Stock Option Agreement, dated as of December 5, 2002, between The Chubb Corporation and Lawrence M. Small, incorporated by reference to Exhibit (10.3) of the registrant’s Current Report on Form 8-K filed on December 9, 2002.

10.26
The Chubb Corporation Stock Option Plan for Non-Employee Directors (2001) incorporated by reference to Exhibit C of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders held on April 24, 2001.

10.27
The Chubb Corporation Long-Term Stock Incentive Plan (2000) incorporated by reference to Exhibit A of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders held on April 25, 2000.

10.28	The Chubb Corporation Long-Term Stock Incentive Plan (1996), as amended, incorporated by reference to Exhibit (10) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.
10.29
The Chubb Corporation Stock Option Plan for Non-Employee Directors (1996), as amended, incorporated by reference to Exhibit (10) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.30
The Chubb Corporation Stock Option Plan for Non-Employee Directors (1992), as amended, incorporated by reference to Exhibit (10) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.31	The Chubb Corporation Asset Managers Incentive Compensation Plan (2005) incorporated by reference to Exhibit (10) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.32
Amendment of The Chubb Corporation Asset Managers Incentive Compensation Plan (2005) incorporated by reference to Exhibit (10) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.33	Amendment to The Chubb Corporation Asset Managers Incentive Compensation Plan (2005) filed herewith.
10.34	The Chubb Corporation Key Employee Deferred Compensation Plan (2005) incorporated by reference to Exhibit (10.9) of the registrant’s Current Report on Form 8-K filed on March 9, 2005.
10.35
Amendment to the registrant’s Key Employee Deferred Compensation Plan (2005) incorporated by reference to Exhibit (10) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.36	Amendment to the registrant’s Key Employee Deferred Compensation Plan (2005) incorporated by reference to Exhibit (10.1) of the registrant’s Current Report on Form 8-K filed on September 12, 2005.
10.37	The Chubb Corporation Executive Deferred Compensation Plan incorporated by reference to Exhibit (10) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.
10.38	The Chubb Corporation Deferred Compensation Plan for Directors, as amended, incorporated by reference to Exhibit (10.1) of the registrant’s Current Report on Form 8-K filed on December 11, 2006.
10.39
Amendment to the registrant’s Deferred Compensation Plan for Directors, as amended, incorporated by reference to Exhibit (10) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

Exhibit
Number		Description
10.40		The Chubb Corporation Estate Enhancement Program incorporated by reference to Exhibit (10) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
10.41
The Chubb Corporation Estate Enhancement Program for Non-Employee Directors incorporated by reference to Exhibit (10) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.42		Corporate Aircraft Policy incorporated by reference to Exhibit (10.12) of the registrant’s Current Report on Form 8-K filed on March 9, 2005.
10.43
Employment Agreement, dated as of December 1, 2002, between The Chubb Corporation and John D. Finnegan, incorporated by reference to Exhibit (10) of the registrant’s Current Report on Form 8-K filed on January 21, 2003.

10.44
Amendment, dated as of December 1, 2003, to Employment Agreement, dated as of December 1, 2002, between The Chubb Corporation and John D. Finnegan, incorporated by reference to Exhibit (10.1) of the registrant’s Current Report on Form 8-K filed on December 2, 2003.

10.45
Amendment dated as of September 4, 2008 to Employment Agreement, dated as of January 21, 2003, between The Chubb Corporation and John D. Finnegan, incorporated by reference to Exhibit (10) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.46
Change in Control Employment Agreement, dated as of December 1, 2002, between The Chubb Corporation and John D. Finnegan, incorporated by reference to Exhibit (10) of the registrant’s Current Report on Form 8-K filed on January 21, 2003.

10.47
Amendment dated as of September 4, 2008 to Change in Control Employment Agreement, dated as of January 21, 2003, between The Chubb Corporation and John D. Finnegan, incorporated by reference to Exhibit (10) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.48
Amendment, dated as of December 1, 2003, to Change in Control Employment Agreement, dated as of December 1, 2002, between The Chubb Corporation and John D. Finnegan, incorporated by reference to Exhibit (10.2) of the registrant’s Current Report on Form 8-K filed on December 2, 2003.

10.49
Executive Severance Agreement, dated as of December 8, 1995, between The Chubb Corporation and John J. Degnan, incorporated by reference to Exhibit (10) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1995.

10.50
Amendment, dated as of September 4, 2008, to Change in Control Employment Agreement, dated December 6, 1995, between The Chubb Corporation and John J. Degnan, incorporated by reference to Exhibit (10) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.51		Offer Letter to Richard G. Spiro dated September 5, 2008, incorporated by reference to Exhibit (10) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
10.52
Change in Control Employment Agreement, dated as of October 1, 2008, between The Chubb Corporation and Richard G. Spiro, incorporated by reference to Exhibit (10) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

11.1		Computation of earnings per share included in Note (14) of the Notes to Consolidated Financial Statements.
12.1		Computation of ratio of consolidated earnings to fixed charges filed herewith.
21.1		Subsidiaries of the registrant filed herewith.
23.1		Consent of Independent Registered Public Accounting Firm filed herewith.
	—	Rule 13a-14(a)/15d-14(a) Certifications.

Exhibit
Number			Description
31.1			Certification by John D. Finnegan filed herewith.
31.2			Certification by Richard G. Spiro filed herewith.
		—	Section 1350 Certifications.
32.1			Certification by John D. Finnegan filed herewith.
32.2			Certification by Richard G. Spiro filed herewith.
		—	Interactive Data File
101	.INS*		XBRL Instance Document
101	.SCH*		XBRL Taxonomy Extension Schema Document
101	.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document
101	.LAB*		XBRL Taxonomy Extension Label Linkbase Document
101	.PRE*		XBRL Taxonomy Extension Presentation Linkbase Document
101	.DEF*		XBRL Taxonomy Extension Definition Linkbase Document

*	Pursuant to applicable securities laws and regulations, the Corporation is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Corporation has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.