Form 10-Q
period 2010-03-31
CHUBB CORP
filed 2010-05-07
CIK 20171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
YES ☐      NO ☑
     The number of shares of common stock outstanding as of March 31, 2010 was 326,772,038.

THE CHUBB CORPORATION
INDEX

Page Number
Part I. Financial Information:

Item 1 - Financial Statements:

Consolidated Statements of Income for the Three Months Ended March 31, 2010 and 2009	1

Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009	2

Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2010 and 2009	3

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009	4

Notes to Consolidated Financial Statements	5

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 4 - Controls and Procedures	40

Part II. Other Information:

Item 1A – Risk Factors	41

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 6 - Exhibits	42

Signatures	42
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Part I. FINANCIAL INFORMATION
Item 1 — Financial Statements
THE CHUBB CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31

	2010	2009
	(in millions)
Revenues
Premiums Earned	$2,782	$2,826
Investment Income	410	402
Other Revenues	4	3
Realized Investment Gains (Losses), Net
Total Other-Than-Temporary Impairment Losses on Investments	—	(59)
Other-Than-Temporary Impairment Losses on Investments Recognized in Other Comprehensive Income	(1)	—
Other Realized Investment Gains (Losses), Net	128	(207)

Total Realized Investment Gains (Losses), Net	127	(266)

Total Revenues	3,323	2,965

Losses and Expenses
Losses and Loss Expenses	1,730	1,615
Amortization of Deferred Policy Acquisition Costs	740	728
Other Insurance Operating Costs and Expenses	115	103
Investment Expenses	10	9
Other Expenses	4	3
Corporate Expenses	76	77

Total Losses and Expenses	2,675	2,535

Income Before Federal and Foreign Income Tax	648	430
Federal and Foreign Income Tax	184	89

Net Income	$464	$341

Net Income Per Share

Basic	$1.39	$.96
Diluted	1.39	.95

Dividends Declared Per Share	.37	.35
See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
CONSOLIDATED BALANCE SHEETS

	Mar. 31,	Dec. 31,
	2010	2009
	(in millions)
Assets

Invested Assets
Short Term Investments	$2,394	$1,918
Fixed Maturities
Tax Exempt (cost $18,604 and $18,720)	19,462	19,587
Taxable (cost $16,184 and $16,470)	16,825	16,991
Equity Securities (cost $1,221 and $1,215)	1,497	1,433
Other Invested Assets	2,151	2,075

TOTAL INVESTED ASSETS	42,329	42,004

Cash	51	51
Accrued Investment Income	448	460
Premiums Receivable	2,031	2,101
Reinsurance Recoverable on Unpaid Losses and Loss Expenses	2,071	2,053
Prepaid Reinsurance Premiums	329	308
Deferred Policy Acquisition Costs	1,553	1,533
Deferred Income Tax	149	272
Goodwill	467	467
Other Assets	1,442	1,200

TOTAL ASSETS	$50,870	$50,449

Liabilities

Unpaid Losses and Loss Expenses	$23,099	$22,839
Unearned Premiums	6,149	6,153
Long Term Debt	3,975	3,975
Dividend Payable to Shareholders	121	118
Accrued Expenses and Other Liabilities	1,785	1,730

TOTAL LIABILITIES	35,129	34,815

Contingent Liabilities (Note 6)

Shareholders’ Equity

Common Stock — $1 Par Value; 371,980,460 Shares	372	372
Paid-In Surplus	158	224
Retained Earnings	16,578	16,235
Accumulated Other Comprehensive Income	812	720
Treasury Stock, at Cost — 45,208,422 and 39,972,796 Shares	(2,179)	(1,917)

TOTAL SHAREHOLDERS’ EQUITY	15,741	15,634

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$50,870	$50,449

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31

	2010	2009
	(in millions)
Net Income	$464	$341

Other Comprehensive Income (Loss), Net of Tax
Change in Unrealized Appreciation or Depreciation of Investments	107	327
Change in Unrealized Other-Than-Temporary Impairment Losses on Investments	3	—
Foreign Currency Translation Losses	(28)	(113)
Amortization of Net Loss and Prior Service Cost Included in Net Postretirement Benefit Costs	10	9

	92	223

Comprehensive Income	$556	$564

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31

	2010	2009
	(in millions)
Cash Flows from Operating Activities
Net Income	$464	$341
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
Increase in Unpaid Losses and Loss Expenses, Net	298	106
Decrease in Unearned Premiums, Net	(17)	(83)
Decrease in Premiums Receivable	70	98
Amortization of Premiums and Discounts on Fixed Maturities	46	47
Depreciation	16	15
Realized Investment Losses (Gains), Net	(127)	266
Other, Net	(129)	(240)

Net Cash Provided by Operating Activities	621	550

Cash Flows from Investing Activities
Proceeds from Fixed Maturities
Sales	1,000	855
Maturities, Calls and Redemptions	634	610
Proceeds from Sales of Equity Securities	18	46
Purchases of Fixed Maturities	(1,342)	(1,958)
Purchases of Equity Securities	(15)	—
Investments in Other Invested Assets, Net	8	(22)
Increase in Short Term Investments, Net	(471)	(104)
Increase (Decrease) in Net Payable from Security Transactions Not Settled	(20)	214
Purchases of Property and Equipment, Net	(13)	(12)
Other, Net	—	4

Net Cash Used in Investing Activities	(201)	(367)

Cash Flows from Financing Activities
Increase (Decrease) in Funds Held Under Deposit Contracts	25	(2)
Proceeds from Issuance of Common Stock Under Stock-Based Employee Compensation Plans	24	14
Repurchase of Shares	(351)	(77)
Dividends Paid to Shareholders	(118)	(118)

Net Cash Used in Financing Activities	(420)	(183)

Net Increase in Cash	—	—

Cash at Beginning of Year	51	56

Cash at End of Period	$51	$56

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
     Effective April 1, 2009, the Corporation adopted new guidance issued by the Financial Accounting Standards Board (FASB) related to the recognition and presentation of other-than-temporary impairments. This guidance was not permitted to be retroactively applied to prior periods’ financial statements; accordingly, consolidated financial statements for periods prior to April 1, 2009 have not been restated for this change in accounting policy. This accounting change is further described in Note (3)(b).
     The amounts included in this report are unaudited but include those adjustments, consisting of normal recurring items, that management considers necessary for a fair presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Notes to Consolidated Financial Statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.
2) Adoption of New Accounting Pronouncement
     Effective January 1, 2010, the Corporation adopted new guidance issued by the FASB related to the accounting for a variable interest entity (VIE). A company would consolidate a VIE, as the primary beneficiary, when a company has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. Ongoing reassessment of whether a company is the primary beneficiary of a VIE is required. The new guidance replaces the quantitative-based approach previously required for determining which company, if any, has a controlling financial interest in a VIE. The adoption of this guidance did not have a significant effect on the Corporation’s financial position or results of operations.
     The Corporation is involved in the normal course of business with VIEs primarily as a passive investor in residential mortgage-backed securities, commercial mortgage-backed securities and private equity limited partnerships issued by third party VIEs. The Corporation is not the primary beneficiary of these VIEs. The Corporation’s maximum exposure to loss with respect to these investments is limited to the investment carrying values included in the Corporation’s consolidated balance sheet and any unfunded partnership commitments.

3) Invested Assets
(a) The amortized cost and fair value of fixed maturities and equity securities were as follows:

	March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
	(in millions)
Fixed maturities
Tax exempt	$18,604	$916	$58	$19,462

Taxable
U.S. Government and government agency and authority obligations	776	16	9	783
Corporate bonds	6,170	352	17	6,505
Foreign government and government agency obligations	5,847	216	10	6,053
Residential mortgage-backed securities	1,706	75	16	1,765
Commercial mortgage-backed securities	1,685	39	5	1,719

	16,184	698	57	16,825

Total fixed maturities	$34,788	$1,614	$115	$36,287

Equity securities	$1,221	$314	$38	$1,497

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
	(in millions)
Fixed maturities
Tax exempt	$18,720	$933	$66	$19,587

Taxable
U.S. Government and government agency and authority obligations	756	12	10	758
Corporate bonds	6,287	327	24	6,590
Foreign government and government agency obligations	5,903	221	11	6,113
Residential mortgage-backed securities	1,850	69	20	1,899
Commercial mortgage-backed securities	1,674	6	49	1,631

	16,470	635	114	16,991

Total fixed maturities	$35,190	$1,568	$180	$36,578

Equity securities	$1,215	$261	$43	$1,433

     At March 31, 2010 and December 31, 2009, the gross unrealized depreciation of fixed maturities included $12 million and $15 million, respectively, of unrealized other-than-temporary impairment losses recognized in accumulated other comprehensive income.
     The amortized cost and fair value of fixed maturities at March 31, 2010 by contractual maturity were as follows:

	Amortized	Fair
	Cost	Value
	(in millions)
Due in one year or less	$1,279	$1,303
Due after one year through five years	10,750	11,252
Due after five years through ten years	12,090	12,752
Due after ten years	7,278	7,496

	31,397	32,803
Residential mortgage-backed securities	1,706	1,765
Commercial mortgage-backed securities	1,685	1,719

	$34,788	$36,287

     Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations.
     The Corporation’s equity securities comprise a diversified portfolio of primarily U.S. publicly-traded common stocks.
(b) The components of unrealized appreciation or depreciation, including unrealized other-than-temporary impairment losses, of investments carried at fair value were as follows:

	March 31	December 31
	2010	2009
	(in millions)
Fixed maturities
Gross unrealized appreciation	$1,614	$1,568
Gross unrealized depreciation	115	180

	1,499	1,388

Equity securities
Gross unrealized appreciation	314	261
Gross unrealized depreciation	38	43

	276	218

	1,775	1,606
Deferred income tax liability	621	562

	$1,154	$1,044

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

     In determining whether fixed maturities are other than temporarily impaired, prior to April 1, 2009, the Corporation considered many factors including its intent and ability to hold a security for a period of time sufficient to allow for the recovery of the security’s cost. When an impairment was deemed other than temporary, the security was written down to fair value and the entire writedown was included in net income as a realized investment loss. Effective April 1, 2009, the Corporation adopted new guidance which modified the guidance on the recognition and presentation of other-than-temporary impairments of debt securities. Under this guidance, the Corporation is required to recognize an other-than-temporary impairment loss when it concludes it has the intent to sell or it is more likely than not it will be required to sell an impaired fixed maturity before the security recovers to its amortized cost value or it is likely it will not recover the entire amortized cost value of an impaired debt security. Also under this guidance, if the Corporation has the intent to sell or it is more likely than not that the Corporation will be required to sell an impaired fixed maturity before the security recovers to its amortized cost value, the security is written down to fair value and the entire amount of the writedown is included in net income as a realized investment loss. For all other impaired fixed maturities, the impairment loss is separated into the amount representing the credit loss and the amount representing the loss related to all other factors. The amount of the impairment loss that represents the credit loss is included in net income as a realized investment loss and the amount of the impairment loss that relates to all other factors is included in other comprehensive income.
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
     In determining whether equity securities are other than temporarily impaired, the Corporation considers its intent and ability to hold a security for a period of time sufficient to allow for the recovery of cost. If the decline in the fair value of an equity security is deemed to be other than temporary, the security is written down to fair value and the amount of the writedown is included in net income as a realized investment loss.

     The following table summarizes, for all investment securities in an unrealized loss position at March 31, 2010, the aggregate fair value and gross unrealized depreciation, including unrealized other-than-temporary impairment losses, by investment category and length of time that individual securities have continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Depreciation	Value	Depreciation	Value	Depreciation
	(in millions)
Fixed maturities
Tax exempt	$714	$8	$869	$50	$1,583	$58

Taxable
U.S. Government and government agency and authority obligations	153	5	44	4	197	9
Corporate bonds	514	11	80	6	594	17
Foreign government and government agency obligations	943	10	—	—	943	10
Residential mortgage-backed securities	10	1	86	15	96	16
Commercial mortgage-backed securities	24	1	257	4	281	5

	1,644	28	467	29	2,111	57

Total fixed maturities	2,358	36	1,336	79	3,694	115

Equity securities	66	3	406	35	472	38

	$2,424	$39	$1,742	$114	$4,166	$153

     At March 31, 2010, approximately 550 individual fixed maturity and equity securities were in an unrealized loss position, of which approximately 510 were fixed maturities. The Corporation does not have the intent to sell and it is not more likely than not that the Corporation will be required to sell these fixed maturities before the securities recover to their amortized cost value. In addition, the Corporation believes that none of the declines in the fair values of these fixed maturities relate to credit losses. The Corporation has the intent and ability to hold the equity securities in an unrealized loss position for a period of time sufficient to allow for the recovery of cost. The Corporation believes that none of the declines in the fair value of these fixed maturities and equity securities were other than temporary at March 31, 2010.

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

     The change in unrealized appreciation or depreciation of investments carried at fair value, including the change in unrealized other-than-temporary impairment losses, was as follows:

	Three Months Ended
	March 31
	2010	2009
	(in millions)
Change in unrealized appreciation or depreciation of fixed maturities	$111	$556
Change in unrealized appreciation or depreciation of equity securities	58	(53)

	169	503
Deferred income tax	59	176

	$110	$327

(c) Realized investment gains and losses were as follows:

	Three Months Ended
	March 31
	2010	2009
	(in millions)
Fixed maturities
Gross realized gains	$38	$36
Gross realized losses	(5)	(6)
Other-than-temporary impairment losses	(1)	(8)

	32	22

Equity securities
Gross realized gains	9	11
Other-than-temporary impairment losses	—	(51)

	9	(40)

Other invested assets	86	(248)

	$127	$(266)

(d) As of March 31, 2010 and December 31, 2009, fixed maturities still held by the Corporation for which a portion of their other-than-temporary impairment losses were recognized in other comprehensive income had cumulative credit-related losses of $19 million and $20 million, respectively, recognized in net income.
4) Fair Values of Financial Instruments
     Fair values of financial instruments are determined using valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Fair values are generally measured using quoted prices in active markets for identical assets or liabilities or other inputs, such as quoted prices for similar assets or liabilities, that are observable either directly or indirectly. In those instances where observable inputs are not available, fair values are measured using unobservable inputs for the asset or liability. Unobservable inputs reflect the Corporation’s own assumptions about the assumptions that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. Fair value estimates derived from unobservable inputs are affected by the assumptions used, including the discount rates and the estimated amounts and timing of future cash flows. The derived fair value estimates cannot be substantiated by comparison to independent markets and are not necessarily indicative of the amounts that would be realized in a current market exchange. Certain financial instruments, particularly insurance contracts, are excluded from fair value disclosure requirements.

     The methods and assumptions used to estimate the fair values of financial instruments are as follows:
(i)	The carrying value of short term investments approximates fair value due to the short maturities of these investments.

(ii)	Fair values for fixed maturities are determined by management, utilizing prices obtained from an independent, nationally recognized pricing service or, in the case of securities for which prices are not provided by a pricing service, from independent brokers. For fixed maturities that have quoted prices in active markets, market quotations are provided. For fixed maturities that do not trade on a daily basis, the pricing service and brokers provide fair value estimates using a variety of inputs including, but not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, reference data, prepayment spreads and measures of volatility. Management reviews on an ongoing basis the reasonableness of the methodologies used by the relevant pricing service and brokers. In addition, management, using the prices received for the securities from the pricing service and brokers, determines the aggregate portfolio price performance and reviews it against applicable indices. If management believes that significant discrepancies exist, it will discuss these with the relevant pricing service or broker to resolve the discrepancies.

(iii)	Fair values of equity securities are based on quoted market prices.

(iv)	Fair values of long term debt issued by Chubb are determined by management, utilizing prices obtained from an independent, nationally recognized pricing service.
     The carrying values and fair values of financial instruments were as follows:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(in millions)
Assets
Invested assets
Short term investments	$2,394	$2,394	$1,918	$1,918
Fixed maturities	36,287	36,287	36,578	36,578
Equity securities	1,497	1,497	1,433	1,433

Liabilities
Long term debt	3,975	4,187	3,975	4,102

     A pricing service provides fair value amounts for approximately 99% of the Corporation’s fixed maturities. The prices obtained from a pricing service and brokers generally are non-binding, but are reflective of current market transactions in the applicable financial instruments.
     At March 31, 2010 and December 31, 2009, the Corporation did not hold financial instruments in its investment portfolio for which a lack of market liquidity impacted the determination of fair value.
     The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:
     Level 1 – Unadjusted quoted prices in active markets for identical assets.
     Level 2 – Other inputs that are observable for the asset, either directly or indirectly.
     Level 3 — Inputs that are unobservable.
     The fair value of fixed maturities and equity securities categorized based upon the lowest level of input that was significant to the fair value measurement was as follows:

	March 31, 2010
	Level 1	Level 2	Level 3	Total
	(in millions)
Fixed maturities
Tax exempt	$—	$19,454	$8	$19,462
Taxable
U.S. Government and government agency and authority obligations	—	783	—	783
Corporate bonds	—	6,380	125	6,505
Foreign government and government agency obligations	—	6,053	—	6,053
Residential mortgage-backed securities	—	1,765	—	1,765
Commercial mortgage-backed securities	—	1,719	—	1,719

	—	16,700	125	16,825

Total fixed maturities	—	36,154	133	36,287

Equity securities	1,274	—	223	1,497

	$1,274	$36,154	$356	$37,784

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(in millions)
Fixed maturities
Tax exempt	$—	$19,578	$9	$19,587
Taxable
U.S. Government and government agency and authority obligations	—	725	33	758
Corporate bonds	—	6,482	108	6,590
Foreign government and government agency obligations	—	6,113	—	6,113
Residential mortgage-backed securities	—	1,898	1	1,899
Commercial mortgage-backed securities	—	1,631	—	1,631

	—	16,849	142	16,991

Total fixed maturities	—	36,427	151	36,578

Equity securities	1,207	—	226	1,433

	$1,207	$36,427	$377	$38,011

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

     Revenues and income before income tax of the operating segments were as follows:

	Three Months Ended
	March 31
	2010	2009
	(in millions)
Revenues
Property and casualty insurance
Premiums earned
Personal insurance	$925	$907
Commercial insurance	1,152	1,198
Specialty insurance	701	701

Total insurance	2,778	2,806

Reinsurance assumed	4	20

	2,782	2,826

Investment income	396	386

Total property and casualty insurance	3,178	3,212

Corporate and other	18	19
Realized investment gains (losses), net	127	(266)

Total revenues	$3,323	$2,965

Income (loss) before income tax
Property and casualty insurance
Underwriting
Personal insurance	$(24)	$112
Commercial insurance	43	98
Specialty insurance	150	125

Total insurance	169	335

Reinsurance assumed	13	25

	182	360
Increase in deferred policy acquisition costs	22	16

Underwriting income	204	376

Investment income	387	379

Other income (charges)	(7)	4

Total property and casualty insurance	584	759

Corporate and other loss	(63)	(63)
Realized investment gains (losses), net	127	(266)

Total income before income tax	$648	$430

6) Contingent Liabilities
     Chubb and certain of its subsidiaries have been involved in the investigations by various Attorneys General and other regulatory authorities of several states, the U.S. Securities and Exchange Commission, the U.S. Attorney for the Southern District of New York and certain non-U.S. regulatory authorities with respect to certain business practices in the property and casualty insurance industry including (1) potential conflicts of interest and anti-competitive behavior arising from the payment of contingent commissions to brokers and agents and (2) loss mitigation and finite reinsurance arrangements. In connection with these investigations, Chubb and certain of its subsidiaries received subpoenas and other requests for information from various regulators. The Corporation has cooperated fully with these investigations. The Corporation has settled with several state Attorneys General and insurance departments all issues arising out of their investigations. The Attorney General of Ohio on August 24, 2007 filed an action in the Court of Common Pleas in Cuyahoga County, Ohio, against Chubb and certain of its subsidiaries, as well as several other insurers and one broker, as a result of the Ohio Attorney General’s business practices investigation. This action alleges violations of Ohio’s antitrust laws. In July 2008, the court denied the Corporation’s and the other defendants’ motions to dismiss the Ohio Attorney General’s complaint. Since then discovery has been on-going. Although no other Attorney General or regulator has initiated an action against the Corporation, it is possible that such an action may be brought against the Corporation with respect to some or all of the issues that were the focus of the business practice investigations.
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
7) Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31
	2010	2009
	(in millions, except
	for per share amounts)
Basic earnings per share:
Net income	$464	$341

Weighted average shares outstanding	332.8	355.3

Basic earnings per share	$1.39	$.96

Diluted earnings per share:
Net income	$464	$341

Weighted average shares outstanding	332.8	355.3
Additional shares from assumed exercise of stock-based compensation awards	2.2	3.0

Weighted average shares and potential shares assumed outstanding for computing diluted earnings per share	335.0	358.3

Diluted earnings per share	$1.39	$.95

Item 2	— Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition of the Corporation as of March 31, 2010 compared with December 31, 2009 and the results of operations for the quarters ended March 31, 2010 and 2009. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes contained in this report and the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.
Cautionary Statement Regarding Forward-Looking Information
     Certain statements in this document are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 (PSLRA). These forward-looking statements are made pursuant to the safe harbor provisions of the PSLRA and include statements regarding our loss reserve and reinsurance recoverable estimates; the number and severity of surety-related claims; the cost of reinsurance in 2010; the adequacy of the rates at which we renewed and wrote new business; premium volume, competition and other market conditions in 2010; the repurchase of common stock under our share repurchase program; our capital adequacy and funding of liquidity needs; and the impact of a downgrade in our credit or financial strength ratings. Forward-looking statements generally can be identified by words such as “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “predict,” “potential,” “continue,” or other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. These statements are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties, which include, among others, those discussed or identified from time to time in our public filings with the Securities and Exchange Commission and those associated with:
•	global political conditions and the occurrence of terrorist attacks, including any nuclear, biological, chemical or radiological events;

•	the effects of the outbreak or escalation of war or hostilities;

•	premium pricing and profitability or growth estimates overall or by lines of business or geographic area, and related expectations with respect to the timing and terms of any required regulatory approvals;

•	adverse changes in loss cost trends;

•	our ability to retain existing business and attract new business;

•	our expectations with respect to cash flow and investment income and with respect to other income;

•	the adequacy of loss reserves, including:
-	our expectations relating to reinsurance recoverables;

-	the willingness of parties, including us, to settle disputes;

-	developments in judicial decisions or regulatory or legislative actions relating to coverage and liability, in particular, for asbestos, toxic waste and other mass tort claims;

-	development of new theories of liability;

-	our estimates relating to ultimate asbestos liabilities;

-	the impact from the bankruptcy protection sought by various asbestos producers and other related businesses; and

-	the effects of proposed asbestos liability legislation, including the impact of claims patterns arising from the possibility of legislation and those that may arise if legislation is not passed;
•	the availability and cost of reinsurance coverage;

•	the occurrence of significant weather-related or other natural or human-made disasters, particularly in locations where we have concentrations of risk;

•	the impact of economic factors on companies on whose behalf we have issued surety bonds, and in particular, on those companies that file for bankruptcy or otherwise experience deterioration in creditworthiness;

•	the effects of disclosures by, and investigations of, companies relating to possible accounting irregularities, practices in the financial services industry, investment losses or other corporate governance issues, including:
-	claims and litigation arising out of stock option “backdating,” “spring loading” and other equity grant practices by public companies;

-	the effects on the capital markets and the markets for directors and officers and errors and omissions insurance;

-	claims and litigation arising out of actual or alleged accounting or other corporate malfeasance by other companies;

-	claims and litigation arising out of practices in the financial services industry;

-	claims and litigation relating to uncertainty in the credit and broader financial markets; and

-	legislative or regulatory proposals or changes;
•	the effects of changes in market practices in the U.S. property and casualty insurance industry arising from any legal or regulatory proceedings, related settlements and industry reform, including changes that have been announced and changes that may occur in the future;

•	the impact of legislative and regulatory developments on our business, including those relating to terrorism, catastrophes and the financial markets;

•	any downgrade in our claims-paying, financial strength or other credit ratings;

•	the ability of our subsidiaries to pay us dividends;

•	general political, economic and market conditions, whether globally or in the markets in which we operate including:
-	changes in interest rates, market credit spreads and the performance of the financial markets;

-	currency fluctuations;

-	the effects of inflation;

-	changes in domestic and foreign laws, regulations and taxes;

-	changes in competition and pricing environments;

-	regional or general changes in asset valuations;

-	the inability to reinsure certain risks economically; and

-	changes in the litigation environment; and
•	our ability to implement management’s strategic plans and initiatives.
     Chubb assumes no obligation to update any forward-looking information set forth in this document, which speak as of the date hereof.
Critical Accounting Estimates and Judgments
     The consolidated financial statements include amounts based on informed estimates and judgments of management for transactions that are not yet complete. Such estimates and judgments affect the reported amounts in the financial statements. Those estimates and judgments that were most critical to the preparation of the financial statements involved the determination of loss reserves and the recoverability of related reinsurance recoverables and the evaluation of whether a decline in value of any investment is temporary or other than temporary. These estimates and judgments, which are discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009 as supplemented within the following analysis of our results of operations, require the use of assumptions about matters that are highly uncertain and therefore are subject to change as facts and circumstances develop. If different estimates and judgments had been applied, materially different amounts might have been reported in the financial statements.

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
•	Net income was $464 million in the first quarter of 2010 compared with $341 million in the same period of 2009. The higher net income in 2010 was due to net realized investment gains in the first quarter of 2010 compared with substantial net realized investment losses in the same period in 2009. Operating income, which we define as net income excluding realized investment gains and losses after tax, was lower in the first quarter of 2010 compared with 2009.

•	Operating income was $381 million in the first quarter of 2010 compared with $514 million in the first quarter of 2009. The lower operating income in 2010 was due to lower underwriting income in our property and casualty insurance business. Management uses operating income, a non-GAAP financial measure, among other measures, to evaluate its performance because the realization of investment gains and losses in any period could be discretionary as to timing and can fluctuate significantly, which could distort the analysis of operating trends.

•	Underwriting results were profitable in the first quarter of both 2010 and 2009, but more so in 2009. Our combined loss and expense ratio was 93.6% in the first quarter of 2010 and 88.1% in the same period of 2009. The less profitable results in 2010 were due to a substantially higher impact of catastrophes offset in part by a higher amount of favorable prior year loss development and by a lower current accident year loss ratio excluding catastrophes. The impact of catastrophes accounted for 12.3 percentage points of the combined ratio in the first quarter of 2010 compared with 0.9 of a percentage point in 2009.

•	During the first quarter of 2010, we estimate that we experienced overall favorable development of about $220 million on loss reserves established as of the previous year end, due primarily to favorable loss experience in the personal and commercial liability and professional liability classes. During the first quarter of 2009, we estimate that we experienced overall favorable development of about $130 million, primarily in the professional liability and commercial property classes.

•	Total net premiums written increased by 1% in the first quarter of 2010 compared with the same period in 2009. The increase was attributable to the impact of currency fluctuation on business written outside the United States due to the weaker U.S. dollar in the first quarter of 2010 compared to the first quarter of 2009. Excluding the impact of currency fluctuation, net premiums written declined modestly, reflecting the ongoing impact of the general economic downturn and our continued emphasis on underwriting discipline in a market environment that remains competitive.

•	Property and casualty investment income after tax increased by 2% in the first quarter of 2010. The increase was due primarily to the effects of currency fluctuation on income from our non-U.S. investments, in what continued to be a low yield investment environment. Management uses property and casualty investment income after tax, a non-GAAP financial measure, to evaluate its investment performance because it reflects the impact of any change in the proportion of the investment portfolio invested in tax exempt securities and is therefore more meaningful for analysis purposes than investment income before income tax.

•	Net realized investment gains before tax were $127 million ($83 million after tax) in the first quarter of 2010 compared with net realized losses before tax of $266 million ($173 million after tax) in the same period of 2009. The net realized gains in 2010 were primarily related to investments in limited partnerships, which are reported on a quarter lag, and to a lesser extent, sales of securities. The net realized losses in 2009 were primarily attributable to losses from investments in limited partnerships.
     A summary of our consolidated net income is as follows:

	Quarter Ended March 31
	2010	2009
	(in millions)
Property and casualty insurance	$584	$759
Corporate and other	(63)	(63)

Consolidated operating income before income tax	521	696
Federal and foreign income tax	140	182

Consolidated operating income	381	514
Realized investment gains (losses) after income tax	83	(173)

Consolidated net income	$464	$341

Property and Casualty Insurance
     A summary of the results of operations of our property and casualty insurance business is as follows:

	Quarter Ended March 31
	2010	2009
	(in millions)
Underwriting
Net premiums written	$2,765	$2,743
Decrease in unearned premiums	17	83

Premiums earned	2,782	2,826

Losses and loss expenses	1,730	1,615
Operating costs and expenses	862	843
Increase in deferred policy acquisition costs	(22)	(16)
Dividends to policyholders	8	8

Underwriting income	204	376

Investments
Investment income before expenses	396	386
Investment expenses	9	7

Investment income	387	379

Other income (charges)	(7)	4

Property and casualty income before tax	$584	$759

Property and casualty investment income after tax	$313	$306

     Property and casualty income before tax was lower in the first quarter of 2010 compared to the same period in 2009. The lower income in 2010 was due to a decrease in underwriting income, which was primarily the result of a higher impact of catastrophes during the period. Investment income increased slightly in the first quarter of 2010 compared to the first quarter of 2009, due to the effects of currency fluctuation on income from our non-U.S. investments, in what continued to be a low yield investment environment.
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
Net Premiums Written
     Net premiums written were $2.8 billion in the first quarter of 2010, compared with $2.7 billion in the comparable period of 2009.
     Net premiums written by business unit were as follows:

	Quarter Ended March 31		%Increase
	2010	2009	(Decrease)
	(in millions)

Personal insurance	$874	$843	4%
Commercial insurance	1,243	1,260	(1)
Specialty insurance	646	630	3

Total insurance	2,763	2,733	1
Reinsurance assumed	2	10	(80)

Total	$2,765	$2,743	1

     Net premiums written increased by 1% in the first quarter of 2010 compared with the same period in 2009. Premiums in the United States, which represented 70% of our premiums written in the first quarter of 2010, decreased by 4%. Premiums outside the United States, expressed in U.S. dollars, increased by 16%. The increase in premiums written outside the United States was largely due to the impact of the weaker U.S. dollar in the first quarter of 2010 compared to the first quarter of 2009. Net premiums written outside the United States grew slightly when measured in local currencies.
     Premium growth was constrained in the first quarter of 2010 by the challenging economic environment and a highly competitive marketplace where we continued our emphasis on underwriting discipline. Overall, renewal rates in the first quarter of 2010 in the U.S. commercial and professional liability businesses were similar to expiring rates. The amounts of coverage purchased or the insured exposures, both of which are bases upon which we calculate the premiums we charge, were generally flat to down slightly, particularly for our commercial insurance business, due to the general downturn in the economy which began in 2008. We continued to retain a high percentage of our existing customers, albeit in some cases with reduced amounts of coverage or lower insured exposures, and to renew those accounts at what we believe are acceptable rates relative to the risks. We expect the highly competitive market to continue throughout 2010.
Reinsurance Ceded
     Our premiums written are net of amounts ceded to reinsurers who assume a portion of the risk under the insurance policies we write that are subject to reinsurance.
     The most significant component of our ceded reinsurance program is property reinsurance. We purchase two types of such property treaties: catastrophe and property per risk. We renewed our major traditional property catastrophe treaties and our commercial property per risk treaty in April 2010, with no change in coverage.
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
     Our North American catastrophe treaty has an initial retention of $500 million.
     The combination of the North American catastrophe treaty and a portion of the catastrophe bond coverages provide coverage for United States and Canadian exposures of approximately 69% of losses (net of recoveries from other available reinsurance) between $500 million and $1.37 billion and 60% of losses between $1.37 billion and $1.65 billion. For catastrophic events in the northeastern part of the United States and in Florida, the combination of the North American catastrophe treaty and the catastrophe bond coverages provide additional coverages as discussed below.
     The catastrophe bond coverages generally provide reinsurance coverage for specific types of losses in specific geographic locations. They are generally designed to supplement coverage provided under the North American catastrophe treaty. We currently have three catastrophe bond coverages in effect: a $250 million reinsurance arrangement that expires in 2011 that provides coverage for homeowners-related hurricane losses in the northeastern part of the United States; a $200 million reinsurance arrangement that expires in 2011 that provides coverage for homeowners and commercial exposures for loss events in the northeastern part of the United States (for losses occurring elsewhere in the continental United States or Canada, the coverage is limited to $55 million); and a $150 million reinsurance arrangement that expires in 2012 that provides coverage for homeowners-related hurricane losses in Florida.
     For catastrophic events in the northeastern part of the United States, the combination of the North American catastrophe treaty and certain catastrophe bond coverages provide additional coverage of approximately 40% of losses (net of recoveries from other available reinsurance) between $1.37 billion and $2.17 billion and approximately 30% of homeowners-related hurricane losses between $1.47 billion and $2.30 billion.

     For hurricane events in Florida, we have reinsurance from the Florida Hurricane Catastrophe Fund (FHCF), which is a state-mandated fund designed to reimburse insurers for a portion of their residential catastrophic hurricane losses. Our participation in this program limits our initial retention in Florida for homeowners-related losses to approximately $190 million and provides coverage of 90% of covered losses between approximately $190 million and $700 million. Additionally, certain catastrophe bond coverages provide coverage of approximately 50% of Florida homeowners-related hurricane losses between $850 million and $1.15 billion.
     Our primary property catastrophe treaty for events outside the United States provides coverage of approximately 75% of losses (net of recoveries from other available reinsurance) between $100 million and $350 million.
     Recoveries under our property reinsurance treaties are subject to certain coinsurance requirements that affect the interaction of some elements of our reinsurance program.
     In addition to catastrophe treaties, we also have a commercial property per risk treaty. This treaty provides up to approximately $800 million (depending upon the currency in which the insurance policy was issued) of coverage per risk in excess of our initial retention, which is generally between $25 million and $35 million.
     In addition to our major property catastrophe and property per risk treaties, we purchase several smaller property treaties that only cover specific classes of business or locations having potential concentrations of risk.
     Our property reinsurance treaties generally contain terrorism exclusions for acts perpetrated by foreign terrorists, and for nuclear, biological, chemical and radiological loss causes whether such acts are perpetrated by foreign or domestic terrorists.
     Overall, reinsurance rates for property risks have decreased in 2010, although rates have increased for non-U.S. property exposures in response to events during the first quarter such as the earthquake in Chile. We expect that the overall cost of our property reinsurance program in 2010 will be modestly lower than that in 2009.
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
     Underwriting results were profitable in the first quarter of 2010 and 2009. The combined loss and expense ratio for our overall property and casualty business was as follows:

	Quarter Ended March 31
	2010	2009
Loss ratio	62.3%	57.3%
Expense ratio	31.3	30.8

Combined loss and expense ratio	93.6%	88.1%

     The loss ratio was higher in the first quarter of 2010 compared with the same period in 2009. The increase was due to substantially higher catastrophe losses, offset in part by a higher amount of favorable prior year loss development and by a lower current accident year loss ratio excluding catastrophes. The loss ratio in both years reflected the favorable loss experience which we believe resulted from our disciplined underwriting in recent years as well as relatively mild loss trends in certain classes of business.
     The impact of catastrophe losses in the first quarter of 2010 was $344 million, including incurred losses of $331 million and reinsurance reinstatement premium costs of $13 million, which collectively represented 12.3 percentage points of the combined loss and expense ratio. This compares with catastrophe losses of $26 million, or 0.9 of a percentage point, in the same period in 2009. A significant portion of the catastrophe losses in the first quarter of 2010 related to several storms on the east coast of the United States as well as the earthquake in Chile. The $13 million reinstatement premium reinstated coverage under property catastrophe treaties for events outside the United States, including coverage for property catastrophe losses in parts of Latin America.
     The expense ratio was higher in the first quarter of 2010 compared with the same period in 2009. The increase in 2010 was due primarily to an increase in commission rates for certain classes of business in the United States.

Review of Underwriting Results by Business Unit
Personal Insurance
     Net premiums written from personal insurance, which represented 32% of our premiums written in the first quarter of 2010, increased by 4% in the first quarter compared with the same period in 2009. The increase was due to the impact of currency fluctuation on business written outside the U.S. Excluding the impact of currency fluctuation, premiums from personal insurance decreased slightly. Net premiums written for the classes of business within the personal insurance segment were as follows:

	Quarter Ended March 31
	2010	2009	%Increase
	(in millions)
Automobile	$146	$131	11%
Homeowners	517	514	1
Other	211	198	7

Total personal	$874	$843	4

     Personal automobile premiums increased in the first quarter of 2010, driven by growth outside the United States, due to the impact of currency fluctuation and new business opportunities. Premiums for automobile business written in the United States decreased due to a highly competitive marketplace. Premium growth in our homeowners business continued to be constrained by the downturn in the United States economy which has resulted in a slowdown in new housing construction as well as lower demand for jewelry and fine arts policy endorsements. The in-force policy count for our homeowners business decreased slightly during the first quarter of 2010. Premiums from our other personal business, which includes excess liability, yacht and accident and health coverages, increased in the first quarter of 2010 compared with the same periods in 2009, due primarily to the effect of currency fluctuation on the non-U.S. component of this business. Excluding the impact of currency fluctuation, premiums for our other personal business were flat.
     Our personal insurance business produced unprofitable underwriting results in the first quarter of 2010 compared with highly profitable results in the same period of 2009 due to higher homeowners catastrophe losses. The combined loss and expense ratios for the classes of business within the personal insurance segment were as follows:

	Quarter Ended March 31
	2010	2009
Automobile	91.5%	89.8%
Homeowners	113.3	88.2
Other	87.5	97.4
Total personal	104.4	90.0
     Our personal automobile business produced highly profitable results in the first quarter of 2010 and 2009. Results in both years benefited from favorable prior year loss development.

     Homeowners results were highly unprofitable in the first quarter of 2010 compared with highly profitable results in the same period of 2009. The unprofitable results in 2010 were attributable to high catastrophe losses. Catastrophe losses represented 35.1 percentage points of the combined ratio for this class in the first quarter of 2010 compared with 2.4 percentage points in the same period in 2009.
     Other personal results were highly profitable in the first quarter of 2010 compared with profitable results in the same period of 2009, with improved results in each component of this business. Our accident and health business produced profitable results in the first quarter of 2010 compared with near breakeven results in the same period in 2009. Our excess liability business produced highly profitable results in the first quarter of 2010 and 2009, but more so in 2010 due to a higher amount of favorable prior year loss development. Our yacht business produced highly profitable results in the first quarter of 2010 compared with unprofitable results in the same period of 2009.
Commercial Insurance
     Net premiums written from commercial insurance, which represented 45% of our premiums written in the first quarter of 2010, decreased by 1% in the first quarter of 2010 compared with the same period a year ago. Net premiums written for the classes of business within the commercial insurance segment were as follows:

	Quarter Ended March 31		%Increase
	2010	2009	(Decrease)
	(in millions)
Multiple peril	$254	$269	(6)%
Casualty	414	409	1
Workers’ compensation	222	236	(6)
Property and marine	353	346	2

Total commercial	$1,243	$1,260	(1)

     The decrease in total premiums in our commercial insurance business in the first quarter of 2010 was tempered somewhat by the positive impact of currency fluctuation on business written outside the United States, particularly in the casualty and property and marine lines of business. Excluding the impact of currency fluctuation, premiums in our commercial insurance business decreased modestly, reflecting reduced exposures on renewal business due to the continuing effects of the weak economy. Overall, commercial insurance renewal rates were up slightly in the first quarter of 2010. Retention levels of our existing customers remained strong, only slightly below those in the first quarter of 2009. New business volume in the first quarter of 2010 was up slightly compared with the same period in 2009. We have continued to maintain our underwriting discipline in the competitive market, renewing business and writing new business only where we believe we are securing acceptable rates and appropriate terms and conditions for the exposures. These market conditions are expected to continue for the remainder of this year.

     Our commercial insurance business produced profitable underwriting results in the first quarter of 2010 compared with highly profitable results in the same period in 2009. The combined loss and expense ratios for the classes of business within the commercial insurance segment were as follows:

	Quarter Ended March 31
	2010	2009
Multiple peril	112.6%	85.7%
Casualty	88.4	102.7
Workers compensation	90.5	87.7
Property and marine	87.6	80.9
Total commercial	93.8	90.2
     Results for our commercial insurance business were less profitable in 2010 due to a higher impact of catastrophe losses, particularly in the multiple peril and property and marine classes. The impact of catastrophe losses represented 11.4 percentage points of the combined ratio for the commercial insurance segment in the first quarter of 2010 compared with 1.0 percentage point in the same period in 2009. The higher impact of catastrophe losses in the first quarter of 2010 was offset in part by more favorable development in the casualty class as well as better non-catastrophe loss experience in the multiple peril and property and marine classes. Results in both years benefited from disciplined risk selection and appropriate policy terms and conditions in recent years.
     Multiple peril results were highly unprofitable in the first quarter of 2010 compared with highly profitable results in the same period in 2009. The unprofitable results in the first quarter of 2010 were due to the significant impact of catastrophes. The impact of catastrophes was 33.7 percentage points of the combined ratio for this class in the first quarter of 2010 compared with 2.0 percentage points in the same period of 2009. Results in the first quarter of 2010 included better current accident year non-catastrophe loss experience in the property component of this business than in the same period in 2009. The liability component of this business was highly profitable in both years, but more so in 2009. Results in the first quarter of 2010 for both the property and liability components of this business benefited from favorable prior year loss development.
     Our casualty business produced highly profitable results in the first quarter of 2010 compared with modestly unprofitable results in the same period in 2009. The significantly better results in 2010 were due to substantial improvement in the excess liability component of this business. The excess liability component produced highly profitable results in the first quarter of 2010 compared with unprofitable results in the same period in 2009. Results in the first quarter of 2010 benefited from a significant amount of favorable prior year loss development, whereas results in the same period in 2009 were impacted by adverse prior year loss development, primarily due to one large loss. Results for the primary liability component were highly profitable in the first quarter of both years. The automobile component of this business produced modestly profitable results in the first quarter of 2010 compared with highly profitable results in the same period in 2009. Casualty results in the first quarter of both years were adversely affected by incurred losses related to toxic waste claims. These losses represented 1.8 and 5.0 percentage points of the combined ratio in the first quarter of 2010 and 2009, respectively.

     Workers’ compensation results were profitable in the first quarter of both 2010 and 2009. Results in both years benefited from our disciplined risk selection during the past several years. The less profitable results in 2010 were due in part to lower rate levels.
     Property and marine results were highly profitable in the first quarter of 2010 and 2009, but more so in 2009 due to a lower impact of catastrophes. Catastrophe losses represented 11.6 percentage points of the combined ratio for this class in the first quarter of 2010 compared with 0.3 of a percentage point in the same period of 2009.
Specialty Insurance
     Net premiums written from specialty insurance, which represented 23% of our premiums written in the first quarter of 2010, increased by 3% in the first quarter of 2010 compared with the same period in 2009. Net premiums written for the classes of business within the specialty insurance segment were as follows:

	Quarter Ended March 31		%Increase
	2010	2009	(Decrease)
	(in millions)
Professional liability	$570	$553	3%
Surety	76	77	(1)

Total specialty	$646	$630	3

     The increase in net premiums written in our professional liability business in the first quarter of 2010 was due to the impact of currency fluctuation on business written outside the U.S. Excluding the impact of currency fluctuation, net premiums written were down slightly in 2010. Renewal rates in the U.S. decreased slightly overall in the first quarter of 2010 compared with those in the same period of 2009. Retention levels were similar in both periods. New business volume in the first quarter of 2010 was down from that in the same period in 2009. We have continued our focus on underwriting discipline, obtaining what we believe are acceptable rates and appropriate terms and conditions on both new business and renewals.
     The decrease in net premiums written for our surety business in the first quarter of 2010 reflected the effects of the weak economy as well as increased competition. We expect this trend will continue for the remainder of the year.
     Our specialty insurance business produced highly profitable underwriting results in the first quarter of 2010 and 2009. The combined loss and expense ratios for the classes of business within the specialty insurance segment were as follows:

	Quarter Ended March 31
	2010	2009
Professional liability	86.2%	91.3%
Surety	39.8	38.3
Total specialty	80.9	85.1

     Our professional liability business produced highly profitable results in the first quarter of 2010 and 2009. Results in both periods were particularly profitable in the fiduciary liability, employment practices liability and fidelity classes. The directors and officers liability class was highly profitable in the first quarter of 2010 compared with near breakeven results in the same period in 2009. Results in the errors and omissions liability class were highly unprofitable in the first quarter of both years. The overall results for our professional liability business were more profitable in 2010 due to an improvement in the current accident year loss ratio and a slightly higher amount of favorable prior year loss development compared with the first quarter of 2009. The current accident year combined ratio for our professional liability business is slightly below breakeven, lower than that for the 2009 accident year, which was more affected by systemic events such as the financial market crisis. The favorable prior year loss development in the first quarter of both years was driven mainly by continued positive loss trends related to accident years 2006 and prior. These trends were largely the result of a favorable business climate, lower policy limits and better terms and conditions.
     Surety results were highly profitable in the first quarter of both 2010 and 2009. Our surety business tends to be characterized by infrequent but potentially high severity losses.
Reinsurance Assumed
     Net premiums written from our reinsurance assumed business, which is in runoff, were not significant in the first quarter of 2010 or 2009.
     Reinsurance assumed results were profitable in the first quarter of 2010 and 2009. Results in both years benefited from favorable prior year loss development.
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

     Our gross case and incurred but not reported (IBNR) loss reserves and related reinsurance recoverable by class of business were as follows:

					Net
	Gross Loss Reserves			Reinsurance	Loss
March 31, 2010	Case	IBNR	Total	Recoverable	Reserves
	(in millions)
Personal insurance
Automobile	$231	$182	$413	$14	$399
Homeowners	402	469	871	20	851
Other	358	675	1,033	159	874

Total personal	991	1,326	2,317	193	2,124

Commercial insurance
Multiple peril	533	1,237	1,770	89	1,681
Casualty	1,436	4,956	6,392	355	6,037
Workers’ compensation	880	1,472	2,352	192	2,160
Property and marine	776	457	1,233	445	788

Total commercial	3,625	8,122	11,747	1,081	10,666

Specialty insurance
Professional liability	1,577	6,362	7,939	451	7,488
Surety	15	49	64	8	56

Total specialty	1,592	6,411	8,003	459	7,544

Total insurance	6,208	15,859	22,067	1,733	20,334

Reinsurance assumed	285	747	1,032	338	694

Total	$6,493	$16,606	$23,099	$2,071	$21,028

					Net
	Gross Loss Reserves			Reinsurance	Loss
December 31, 2009	Case	IBNR	Total	Recoverable	Reserves
	(in millions)
Personal insurance
Automobile	$226	$187	$413	$13	$400
Homeowners	395	293	688	23	665
Other	372	660	1,032	160	872

Total personal	993	1,140	2,133	196	1,937

Commercial insurance
Multiple peril	550	1,091	1,641	26	1,615
Casualty	1,499	4,849	6,348	360	5,988
Workers’ compensation	887	1,448	2,335	197	2,138
Property and marine	781	426	1,207	449	758

Total commercial	3,717	7,814	11,531	1,032	10,499

Specialty insurance
Professional liability	1,626	6,379	8,005	453	7,552
Surety	18	48	66	8	58

Total specialty	1,644	6,427	8,071	461	7,610

Total insurance	6,354	15,381	21,735	1,689	20,046

Reinsurance assumed	305	799	1,104	364	740

Total	$6,659	$16,180	$22,839	$2,053	$20,786

     Loss reserves, net of reinsurance recoverable, increased by $242 million during the first quarter of 2010. The increase in loss reserves reflected a decrease of approximately $56 million related to currency fluctuation due to the strength of the U.S. dollar at March 31, 2010 compared to December 31, 2009. Loss reserves related to our insurance business increased by $288 million during the first quarter of 2010 due primarily to catastrophe-related losses. Loss reserves related to our reinsurance assumed business, which is in runoff, decreased by $46 million.
     The increase in gross case and IBNR reserves related to our homeowners and commercial multiple peril classes of business during the first quarter of 2010 was due largely to first quarter catastrophe losses that remained unpaid at March 31. The decrease in gross case reserves related to our commercial casualty and professional liability classes of business in the first quarter of 2010 was partly due to the settlement of previously established case reserves.
     In establishing the loss reserves of our property and casualty subsidiaries, we consider facts currently known and the present state of the law and coverage litigation. Based on all information currently available, we believe that the aggregate loss reserves at March 31, 2010 were adequate to cover claims for losses that had occurred as of that date, including both those known to us and those yet to be reported. However, as discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009, there are significant uncertainties inherent in the loss reserving process. It is therefore possible that management’s estimate of the ultimate liability for losses that had occurred as of March 31, 2010 may change, which could have a material effect on the Corporation’s results of operations and financial condition.
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
     We estimate that we experienced overall favorable prior year development of about $220 million during the first quarter of 2010 compared with favorable prior year development of about $130 million in the same period of 2009.
     There was favorable development in the first quarter of 2010 in the professional liability classes, due to continued favorable loss trends related primarily to accident years 2006 and prior, in the commercial liability classes related mainly to accident years 2007 and prior, in the commercial property classes related largely to the 2008 and 2009 accident years, and in the personal insurance classes. The favorable development in the first quarter of 2009 was primarily in the professional liability classes, due to favorable loss trends related to accident years 2004 through 2006, and in the commercial property classes, largely related to the 2008 accident year.

Investment Results
     Property and casualty investment income before taxes increased by 2% in the first quarter of 2010 compared with the same period in 2009. Most of the increase was attributable to the positive impact of the fluctuation in foreign currency exchange rates on income from our non-U.S. investments. While the average invested assets of the property and casualty subsidiaries were higher during the first quarter of 2010 compared with the same period of 2009, growth in investment income was limited by the continuing impact of the low yield environment on the investment of both new cash and proceeds from maturing fixed maturity securities.
     The effective tax rate on investment income was 19.1% in the first quarter of 2010 compared with 19.3% in the same period of 2009. The effective tax rate fluctuates as a result of our holding a different proportion of our investment portfolio in tax exempt securities during different periods.
     On an after-tax basis, property and casualty investment income increased by 2% in the first quarter of 2010 compared with the same period in 2009. The after-tax annualized yield on the investment portfolio that supports our property and casualty insurance business was 3.27% and 3.41% in the first quarter of 2010 and 2009, respectively.
Corporate and Other
     Corporate and other comprises investment income earned on corporate invested assets, interest expense and other expenses not allocated to our operating subsidiaries and the results of our non-insurance subsidiaries.
     Corporate and other produced a loss before taxes of $63 million in the first quarter of both 2010 and 2009.
Realized Investment Gains and Losses
     Net realized investment gains and losses were as follows:

	Quarter Ended March 31
	2010	2009
Net realized gains (losses)
Fixed maturities	$33	$30
Equity securities	9	11
Other invested assets	86	(248)

	128	(207)

Other-than-temporary impairment losses
Fixed maturities	(1)	(8)
Equity securities	—	(51)

	(1)	(59)

Realized investment gains (losses) before tax	$127	$(266)

Realized investment gains (losses) after tax	$83	$(173)

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
     In determining whether fixed maturities are other than temporarily impaired, prior to April 1, 2009, we considered many factors including the intent and ability to hold a security for a period of time sufficient to allow for the recovery of the security’s cost. When an impairment was deemed other than temporary, the security was written down to fair value and the entire writedown was included in net income as a realized investment loss. Effective April 1, 2009, the Corporation adopted new guidance which modified the guidance on the recognition and presentation of other-than-temporary impairments of debt securities. Under the new guidance, we are required to recognize an other-than-temporary impairment loss for a fixed maturity when we conclude that we have the intent to sell or it is more likely than not that we will be required to sell an impaired fixed maturity before the security recovers to its amortized cost value or it is likely we will not recover the entire amortized cost value of an impaired debt security. Also under this guidance, if we have the intent to sell or it is more likely than not we will be required to sell an impaired fixed maturity before the security recovers to its amortized cost value, the security is written down to fair value and the entire amount of the writedown is included in net income as a realized investment loss. For all other impaired fixed maturities, the impairment loss is separated into the amount representing the credit loss and the amount representing the loss related to all other factors. The amount of the impairment loss that represents the credit loss is included in net income as a realized investment loss and the amount of the impairment loss that relates to all other factors is included in other comprehensive income.

     In determining whether equity securities are other temporarily impaired, we consider our intent and ability to hold a security for a period of time sufficient to allow us to recover our cost. If a decline in the fair value of an equity security is deemed to be other than temporary, the security is written down to fair value and the amount of the writedown is included in net income as a realized investment loss.
Income Taxes
     Net income in the first quarter of 2010 included an income tax charge of $22 million related to a decrease in deferred tax assets as a result of federal health care legislation enacted in March 2010 that eliminated the tax benefit associated with Medicare Part D subsidies we expect to receive for providing qualifying prescription drug coverage to retirees.
Capital Resources and Liquidity
     Capital resources and liquidity represent a company’s overall financial strength and its ability to generate cash flows, borrow funds at competitive rates and raise new capital to meet operating and growth needs.
Capital Resources
     Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. At March 31, 2010, the Corporation had shareholders’ equity of $15.7 billion and total debt of $4.0 billion.
     Management regularly monitors the Corporation’s capital resources. In connection with our long term capital strategy, Chubb from time to time contributes capital to its property and casualty subsidiaries. In addition, in order to satisfy capital needs as a result of any rating agency capital adequacy or other future rating issues, or in the event we were to need additional capital to make strategic investments in light of market opportunities, we may take a variety of actions, which could include the issuance of additional debt and/or equity securities. We believe that our strong financial position and current debt level provide us with the flexibility and capacity to obtain funds externally through debt or equity financings on both a short term and long term basis.
     In December 2009, the Board of Directors authorized the repurchase of up to 25,000,000 shares of Chubb’s common stock. The authorization has no expiration date. During the first quarter of 2010, we repurchased 6,961,667 shares of Chubb’s common stock in open market transactions at a cost of $344 million. As of March 31, 2010, 15,198,458 shares remained under the share repurchase authorization. We expect to repurchase all of the shares remaining under the authorization by the end of 2010, subject to market conditions.
Ratings
     Chubb and its property and casualty subsidiaries are rated by major rating agencies. These ratings reflect the rating agency’s opinion of our financial strength, operating performance, strategic position and ability to meet our obligations to policyholders.

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
     Our strong underwriting results continued to generate substantial new cash. New cash from operations available for investment by our property and casualty subsidiaries was approximately $325 million in the first quarter of 2010 compared with $450 million in the same period in 2009. New cash available was lower as a result of the property and casualty subsidiaries paying dividends of $300 million to Chubb in the first quarter of 2010 compared with no dividends paid to Chubb in the first quarter of 2009. This was caused by a difference in the timing of subsidiary dividends in 2009 and those anticipated in 2010. Partially offsetting the impact of the timing of dividend payments to Chubb was the impact of lower income tax payments in the first quarter of 2010 compared with the same period in 2009.
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
     Our investment portfolio primarily comprises high quality bonds, principally tax exempt securities, corporate bonds, mortgage-backed securities and U.S. Treasury securities, as well as foreign government and corporate bonds that support our operations outside the United States. The portfolio also includes equity securities, primarily publicly traded common stocks, and other invested assets, primarily private equity limited partnerships, all of which are held with the primary objective of capital appreciation.
     Our objective is to achieve the appropriate mix of taxable and tax exempt securities in our portfolio to balance both investment and tax strategies. At March 31, 2010, 66% of our U.S. fixed maturity portfolio was invested in tax exempt bonds, compared with 67% at December 31, 2009. About 80% of our tax exempt bonds are rated AA or better by Moody’s or Standard and Poor’s, with about 20% rated AAA. The average rating of our tax exempt bonds is AA. While about 40% of our tax exempt bonds are insured, the effect of insurance on the average credit rating of these bonds is insignificant. The insured tax exempt bonds in our portfolio have been selected based on the quality of the underlying credit and not the value of the credit insurance enhancement.
     At March 31, 2010, we held $3.5 billion of mortgage-backed securities which comprised 21% of our taxable bond portfolio. About 96% of the mortgage-backed securities are rated AAA, and of the remaining 4%, about half are investment grade. Of the AAA rated securities, about 50% are residential mortgage-backed securities, consisting of government agency pass-through securities guaranteed by a government agency or a government sponsored enterprise (GSE), GSE collateralized mortgage obligations (CMOs) and other CMOs, all backed by single family home mortgages. The majority of the CMOs are actively traded in liquid markets. The other 50% of the AAA rated securities are call protected, commercial mortgage-backed securities (CMBS). About 90% of our CMBS are senior securities with the highest level of subordination. The remainder of our CMBS are seasoned securities that were issued in 2004 or earlier.
     The net unrealized appreciation before tax of our fixed maturities and equity securities carried at fair value was $1.8 billion at March 31, 2010 compared with net unrealized appreciation before tax of $1.6 billion at December 31, 2009. Such unrealized appreciation is reflected in accumulated other comprehensive income, net of applicable deferred income tax.
Fair Values of Financial Instruments
     Fair values of financial instruments are determined using valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Fair values are generally measured using quoted prices in active markets for identical assets or liabilities or other inputs, such as quoted prices for similar assets or liabilities, that are observable either directly or indirectly. In those instances where observable inputs are not available, fair values are measured using unobservable inputs for the asset or liability. Unobservable inputs reflect our own assumptions about the assumptions that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. Fair value estimates derived from unobservable inputs are affected by the assumptions used, including the discount rates and the estimated amounts and timing of future cash flows. The derived fair value estimates cannot be substantiated by comparison to independent markets and are not necessarily indicative of the amounts that would be realized in a current market exchange.
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
     A pricing service provides fair value amounts for approximately 99% of our fixed maturities. The prices we obtain from a pricing service and brokers generally are non-binding, but are reflective of current market transactions in the applicable financial instruments.
     At March 31, 2010 and December 31, 2009, we did not hold financial instruments in our investment portfolio for which a lack of market liquidity impacted our determination of fair value.
Item 4 — Controls and Procedures
     As of March 31, 2010, an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) was performed under the supervision and with the participation of the Corporation’s management, including the chief executive officer and chief financial officer. Based on that evaluation, Chubb’s chief executive officer and chief financial officer concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2010.
     During the quarter ended March 31, 2010, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A — Risk Factors
     The Corporation’s business is subject to a number of risks, including those identified in Item 1A of Chubb’s Annual Report on Form 10-K for the year ended December 31, 2009, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from fiscal period to fiscal period. The risks described in the Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could have a material effect on our business, results of operations, financial condition and/or liquidity.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     The following table summarizes Chubb’s stock repurchased each month in the quarter ended March 31, 2010:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number	Average	as Part of	Yet Be Purchased
	of Shares	Price Paid	Publicly Announced	Under the
	Purchased(a)	Per Share	Plans or Programs	Plans or Programs(b)
Period
January 2010	1,470,339	$48.80	1,470,339	20,689,786
February 2010	3,308,113	48.80	3,308,113	17,381,673
March 2010	2,183,215	50.93	2,183,215	15,198,458

Total	6,961,667	49.47	6,961,667

(a)	The stated amounts exclude 5,276 shares, 4,738 shares and 14,382 shares delivered to Chubb during the months of January 2010, February 2010 and March 2010, respectively, by employees of the Corporation to cover option exercise prices and withholding taxes in connection with the Corporation’s stock-based compensation plans.

(b)	On December 3, 2009, the Board of Directors authorized the repurchase of up to 25,000,000 shares of common stock. The authorization has no expiration date.

Item 6 — Exhibits

Exhibit
Number	Description
- Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification by John D. Finnegan filed herewith.
31.2	Certification by Richard G. Spiro filed herewith.

- Section 1350 Certifications
32.1	Certification by John D. Finnegan filed herewith.
32.2	Certification by Richard G. Spiro filed herewith.

- Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to applicable securities laws and regulations, the Corporation is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Corporation has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, The Chubb Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHUBB CORPORATION (Registrant)
By:	/s/ John J. Kennedy
John J. Kennedy
Senior Vice-President and Chief Accounting Officer

Date: May 7, 2010