Form 10-Q
period 2010-06-30
CHUBB CORP
filed 2010-08-06
CIK 20171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2010
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
YES ☐ NO ☑
     The number of shares of common stock outstanding as of June 30, 2010 was 314,549,426.

THE CHUBB CORPORATION
INDEX

Page Number
Part I. Financial Information:

Item 1 — Financial Statements:

Consolidated Statements of Income for the Three Months and Six Months Ended June 30, 2010 and 2009	1

Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	2

Consolidated Statements of Comprehensive Income for the Three Months and Six Months Ended June 30, 2010 and 2009	3

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009	4

Notes to Consolidated Financial Statements	5

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 4 — Controls and Procedures	43

Part II. Other Information:

Item 1A — Risk Factors	44

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 6 — Exhibits	45

Signatures	45
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I. FINANCIAL INFORMATION
Item 1 — Financial Statements
THE CHUBB CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
PERIODS ENDED JUNE 30

	Second Quarter		Six Months
	2010	2009	2010	2009
		(in millions)
Revenues
Premiums Earned	$2,799	$2,828	$5,581	$5,654
Investment Income	426	408	836	810
Other Revenues	3	3	7	6
Realized Investment Gains (Losses), Net
Total Other-Than-Temporary Impairment Losses on Investments	(6)	(34)	(6)	(93)
Other-Than-Temporary Impairment Losses on Investments Recognized in Other Comprehensive Income	(2)	15	(3)	15
Other Realized Investment Gains (Losses), Net	98	46	226	(161)

Total Realized Investment Gains (Losses), Net	90	27	217	(239)

Total Revenues	3,318	3,266	6,641	6,231

Losses and Expenses
Losses and Loss Expenses	1,660	1,572	3,390	3,187
Amortization of Deferred Policy Acquisition Costs	765	757	1,505	1,485
Other Insurance Operating Costs and Expenses	107	102	222	205
Investment Expenses	8	7	18	16
Other Expenses	4	4	8	7
Corporate Expenses	72	71	148	148

Total Losses and Expenses	2,616	2,513	5,291	5,048

Income Before Federal and Foreign Income Tax	702	753	1,350	1,183
Federal and Foreign Income Tax	184	202	368	291

Net Income	$518	$551	$982	$892

Net Income Per Share

Basic	$1.60	$1.55	$2.99	$2.51
Diluted	1.59	1.54	2.97	2.49

Dividends Declared Per Share	.37	.35	.74	.70
See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	Dec. 31,
	2010	2009
	(in millions)
Assets

Invested Assets
Short Term Investments	$2,211	$1,918
Fixed Maturities
Tax Exempt (cost $18,615 and $18,720)	19,629	19,587
Taxable (cost $15,836 and $16,470)	16,652	16,991
Equity Securities (cost $1,230 and $1,215)	1,263	1,433
Other Invested Assets	2,240	2,075

TOTAL INVESTED ASSETS	41,995	42,004

Cash	50	51
Accrued Investment Income	445	460
Premiums Receivable	2,152	2,101
Reinsurance Recoverable on Unpaid Losses and Loss Expenses	1,950	2,053
Prepaid Reinsurance Premiums	334	308
Deferred Policy Acquisition Costs	1,562	1,533
Deferred Income Tax	141	272
Goodwill	467	467
Other Assets	1,352	1,200

TOTAL ASSETS	$50,448	$50,449

Liabilities

Unpaid Losses and Loss Expenses	$22,802	$22,839
Unearned Premiums	6,197	6,153
Long Term Debt	3,975	3,975
Dividend Payable to Shareholders	118	118
Accrued Expenses and Other Liabilities	1,823	1,730

TOTAL LIABILITIES	34,915	34,815

Contingent Liabilities (Note 6)

Shareholders’ Equity

Common Stock — $1 Par Value; 371,980,460 Shares	372	372
Paid-In Surplus	175	224
Retained Earnings	16,978	16,235
Accumulated Other Comprehensive Income	812	720
Treasury Stock, at Cost — 57,431,034 and 39,972,796 Shares	(2,804)	(1,917)

TOTAL SHAREHOLDERS’ EQUITY	15,533	15,634

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$50,448	$50,449

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PERIODS ENDED JUNE 30

	Second Quarter		Six Months
	2010	2009	2010	2009
	(in millions)
Net Income	$518	$551	$982	$892

Other Comprehensive Income (Loss), Net of Tax
Change in Unrealized Appreciation or Depreciation of Investments	56	188	163	515
Change in Unrealized Other-Than-Temporary Impairment Losses on Investments	1	(9)	4	(9)
Foreign Currency Translation Gains (Losses)	(66)	158	(94)	45
Amortization of Net Loss and Prior Service Cost Included in Net Postretirement Benefit Costs	9	3	19	12

	—	340	92	563

Comprehensive Income	$518	$891	$1,074	$1,455

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30

	2010	2009
	(in millions)
Cash Flows from Operating Activities
Net Income	$982	$892
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
Increase in Unpaid Losses and Loss Expenses, Net	272	171
Increase (Decrease) in Unearned Premiums, Net	70	(65)
Increase in Premiums Receivable	(51)	(6)
Amortization of Premiums and Discounts on Fixed Maturities	89	94
Depreciation	31	30
Realized Investment Losses (Gains), Net	(217)	239
Other, Net	(177)	(244)

Net Cash Provided by Operating Activities	999	1,111

Cash Flows from Investing Activities
Proceeds from Fixed Maturities
Sales	1,593	1,771
Maturities, Calls and Redemptions	1,215	1,206
Proceeds from Sales of Equity Securities	42	344
Purchases of Fixed Maturities	(2,457)	(4,000)
Purchases of Equity Securities	(52)	(4)
Investments in Other Invested Assets, Net	1	(24)
Increase in Short Term Investments, Net	(275)	(182)
Increase in Net Payable from Security Transactions Not Settled	118	196
Purchases of Property and Equipment, Net	(25)	(24)
Other, Net	—	4

Net Cash Provided by (Used in) Investing Activities	160	(713)

Cash Flows from Financing Activities
Increase (Decrease) in Funds Held under Deposit Contracts	24	(2)
Proceeds from Issuance of Common Stock Under Stock-Based Employee Compensation Plans	31	16
Repurchase of Shares	(976)	(161)
Dividends Paid to Shareholders	(239)	(242)

Net Cash Used in Financing Activities	(1,160)	(389)

Net Increase (Decrease) in Cash	(1)	9

Cash at Beginning of Year	51	56

Cash at End of Period	$50	$65

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

3) Invested Assets
(a) The amortized cost and fair value of fixed maturities and equity securities were as follows:

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
	(in millions)
Fixed maturities
Tax exempt	$18,615	$1,073	$59	$19,629

Taxable
U.S. Government and government agency and authority obligations	780	35	5	810
Corporate bonds	6,081	424	23	6,482
Foreign government and government agency obligations	5,733	258	7	5,984
Residential mortgage-backed securities	1,565	84	11	1,638
Commercial mortgage-backed securities	1,677	62	1	1,738

	15,836	863	47	16,652

Total fixed maturities	$34,451	$1,936	$106	$36,281

Equity securities	$1,230	$180	$147	$1,263

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
	(in millions)
Fixed maturities
Tax exempt	$18,720	$933	$66	$19,587

Taxable
U.S. Government and government agency and authority obligations	756	12	10	758
Corporate bonds	6,287	327	24	6,590
Foreign government and government agency obligations	5,903	221	11	6,113
Residential mortgage-backed securities	1,850	69	20	1,899
Commercial mortgage-backed securities	1,674	6	49	1,631

	16,470	635	114	16,991

Total fixed maturities	$35,190	$1,568	$180	$36,578

Equity securities	$1,215	$261	$43	$1,433

     At June 30, 2010 and December 31, 2009, the gross unrealized depreciation of fixed maturities included $9 million and $15 million, respectively, of unrealized other-than-temporary impairment losses recognized in accumulated other comprehensive income.
     The amortized cost and fair value of fixed maturities at June 30, 2010 by contractual maturity were as follows:

	Amortized	Fair
	Cost	Value
	(in millions)
Due in one year or less	$1,300	$1,321
Due after one year through five years	10,755	11,299
Due after five years through ten years	11,940	12,798
Due after ten years	7,214	7,487

	31,209	32,905
Residential mortgage-backed securities	1,565	1,638
Commercial mortgage-backed securities	1,677	1,738

	$34,451	$36,281

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
     (b) The components of unrealized appreciation or depreciation, including unrealized other-than-temporary impairment losses, of investments carried at fair value were as follows:

	June 30	December 31
	2010	2009
	(in millions)
Fixed maturities
Gross unrealized appreciation	$1,936	$1,568
Gross unrealized depreciation	106	180

	1,830	1,388

Equity securities
Gross unrealized appreciation	180	261
Gross unrealized depreciation	147	43

	33	218

	1,863	1,606
Deferred income tax liability	652	562

	$1,211	$1,044

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

     The following table summarizes, for all investment securities in an unrealized loss position at June 30, 2010, the aggregate fair value and gross unrealized depreciation, including unrealized other-than-temporary impairment losses, by investment category and length of time that individual securities have continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Depreciation	Value	Depreciation	Value	Depreciation
	(in millions)
Fixed maturities
Tax exempt	$343	$8	$528	$51	$871	$59

Taxable
U.S. Government and government agency and authority obligations	105	1	16	4	121	5
Corporate bonds	294	10	131	13	425	23
Foreign government and government agency obligations	634	5	39	2	673	7
Residential mortgage-backed securities	7	1	73	10	80	11
Commercial mortgage-backed securities	—	—	38	1	38	1

	1,040	17	297	30	1,337	47

Total fixed maturities	1,383	25	825	81	2,208	106

Equity securities	287	46	322	101	609	147

	$1,670	$71	$1,147	$182	$2,817	$253

     At June 30, 2010, approximately 465 individual fixed maturity and equity securities were in an unrealized loss position, of which approximately 405 were fixed maturities. The Corporation does not have the intent to sell and it is not more likely than not that the Corporation will be required to sell these fixed maturities before the securities recover to their amortized cost value. In addition, the Corporation believes that none of the declines in the fair values of these fixed maturities relate to credit losses. The Corporation has the intent and ability to hold the equity securities in an unrealized loss position for a period of time sufficient to allow for the recovery of cost. The Corporation believes that none of the declines in the fair value of these fixed maturities and equity securities were other than temporary at June 30, 2010.

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

     The change in unrealized appreciation or depreciation of investments carried at fair value, including the change in unrealized other-than-temporary impairment losses and the cumulative effect adjustment of $30 million as a result of adopting new guidance related to the recognition and presentation of other-than-temporary impairments during the second quarter of 2009, was as follows:

	Periods Ended June 30
	Second Quarter		Six Months
	2010	2009	2010	2009
	(in millions)
Change in unrealized appreciation or depreciation of fixed maturities	$331	$138	$442	$694
Change in unrealized appreciation or depreciation of equity securities	(243)	91	(185)	38

	88	229	257	732
Deferred income tax	31	80	90	256

	$57	$149	$167	$476

(c)	Realized investment gains and losses were as follows:

	Periods Ended June 30
	Second Quarter		Six Months
	2010	2009	2010	2009
		(in millions)
Fixed maturities
Gross realized gains	$19	$29	$57	$65
Gross realized losses	(6)	(11)	(11)	(17)
Other-than-temporary impairment losses	(2)	(11)	(3)	(19)

	11	7	43	29

Equity securities
Gross realized gains	3	60	12	71
Gross realized losses	(1)	—	(1)	—
Other-than-temporary impairment losses	(6)	(8)	(6)	(59)

	(4)	52	5	12

Other invested assets	83	(32)	169	(280)

	$90	$27	$217	$(239)

(d) As of June 30, 2010 and December 31, 2009, fixed maturities still held by the Corporation for which a portion of their other-than-temporary impairment losses were recognized in other comprehensive income had cumulative credit-related losses of $21 million and $20 million, respectively, recognized in net income.
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

     The methods and assumptions used to estimate the fair values of financial instruments are as follows:
(i)	The carrying value of short term investments approximates fair value due to the short maturities of these investments.

(ii)	Fair values for fixed maturities are determined by management, utilizing prices obtained from an independent, nationally recognized pricing service or, in the case of securities for which prices are not provided by a pricing service, from independent brokers. For fixed maturities that have quoted prices in active markets, market quotations are provided. For fixed maturities that do not trade on a daily basis, the pricing service and brokers provide fair value estimates using a variety of inputs including, but not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, reference data, prepayment spreads and measures of volatility. Management reviews on an ongoing basis the reasonableness of the methodologies used by the relevant pricing service and brokers. In addition, management, using the prices received for the securities from the pricing service and brokers, determines the aggregate portfolio price performance and reviews it against applicable indices. If management believes that significant discrepancies exist, it will discuss these with the relevant pricing service or broker to resolve the discrepancies.

(iii)	Fair values of equity securities are based on quoted market prices.

(iv)	Fair values of long term debt issued by Chubb are determined by management, utilizing prices obtained from an independent, nationally recognized pricing service.
     The carrying values and fair values of financial instruments were as follows:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
		(in millions)
Assets
Invested assets
Short term investments	$2,211	$2,211	$1,918	$1,918
Fixed maturities	36,281	36,281	36,578	36,578
Equity securities	1,263	1,263	1,433	1,433

Liabilities
Long term debt	3,975	4,244	3,975	4,102

     A pricing service provides fair value amounts for approximately 99% of the Corporation’s fixed maturities. The prices obtained from a pricing service and brokers generally are non-binding, but are reflective of current market transactions in the applicable financial instruments.
     At June 30, 2010 and December 31, 2009, the Corporation did not hold financial instruments in its investment portfolio for which a lack of market liquidity impacted the determination of fair value.
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
     Level 3 — Inputs that are unobservable.
     The fair value of fixed maturities and equity securities categorized based upon the lowest level of input that was significant to the fair value measurement was as follows:

	June 30, 2010
	Level 1	Level 2	Level 3	Total
	(in millions)
Fixed maturities
Tax exempt	$—	$19,621	$8	$19,629
Taxable
U.S. Government and government Agency and authority obligations	—	810	—	810
Corporate bonds	—	6,336	146	6,482
Foreign government and government agency obligations	—	5,984	—	5,984
Residential mortgage-backed securities	—	1,638	—	1,638
Commercial mortgage-backed securities	—	1,738	—	1,738

	—	16,506	146	16,652

Total fixed maturities	—	36,127	154	36,281

Equity securities	1,250	—	13	1,263

	$1,250	$36,127	$167	$37,544

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(in millions)
Fixed maturities
Tax exempt	$—	$19,578	$9	$19,587
Taxable
U.S. Government and government Agency and authority obligations	—	725	33	758
Corporate bonds	—	6,482	108	6,590
Foreign government and government agency obligations	—	6,113	—	6,113
Residential mortgage-backed securities	—	1,898	1	1,899
Commercial mortgage-backed securities	—	1,631	—	1,631

	—	16,849	142	16,991

Total fixed maturities	—	36,427	151	36,578

Equity securities	1,207	—	226	1,433

	$1,207	$36,427	$377	$38,011

     The amount of Level 3 equity securities at June 30, 2010 decreased compared to December 31, 2009 primarily due to the exchange, as a result of a merger, of equity securities of a non-public company in which the Corporation held an investment for equity securities of a public company for which a quoted price in an active market was available.
5) Segments Information
     The principal business of the Corporation is the sale of property and casualty insurance. The profitability of the property and casualty insurance business depends on the results of both underwriting operations and investments, which are viewed as two distinct operations. The underwriting operations are managed and evaluated separately from the investment function.
     The property and casualty insurance subsidiaries (P&C Group) underwrite most lines of property and casualty insurance. Underwriting operations consist of four separate business units: personal insurance, commercial insurance, specialty insurance and reinsurance assumed. The personal segment targets the personal insurance market. The personal classes include automobile, homeowners and other personal coverages. The commercial segment includes those classes of business that are generally available in broad markets and are of a more commodity nature. Commercial classes include multiple peril, casualty, workers’ compensation and property and marine. The specialty segment includes those classes of business that are available in more limited markets since they require specialized underwriting and claim settlement. Specialty classes include professional liability coverages and surety. The reinsurance assumed business is effectively in run-off following the sale of the ongoing business to a reinsurance company in 2005.
     Corporate and other includes investment income earned on corporate invested assets, corporate expenses and the results of the Corporation’s non-insurance subsidiaries.

Revenues and income before income tax of the operating segments were as follows:

	Periods Ended June 30
	Second Quarter		Six Months
	2010	2009	2010	2009
	(in millions)
Revenues
Property and casualty insurance
Premiums earned
Personal insurance	$933	$917	$1,858	$1,824
Commercial insurance	1,164	1,195	2,316	2,393
Specialty insurance	698	705	1,399	1,406

Total insurance	2,795	2,817	5,573	5,623

Reinsurance assumed	4	11	8	31

	2,799	2,828	5,581	5,654

Investment income	393	394	789	780

Total property and casualty insurance	3,192	3,222	6,370	6,434

Corporate and other	36	17	54	36
Realized investment gains (losses), net	90	27	217	(239)

Total revenues	$3,318	$3,266	$6,641	$6,231

Income before income tax
Property and casualty insurance
Underwriting
Personal insurance	$42	$131	$18	$243
Commercial insurance	68	123	111	221
Specialty insurance	131	123	281	248

Total insurance	241	377	410	712

Reinsurance assumed	1	15	14	40

	242	392	424	752
Increase in deferred policy acquisition costs	21	4	43	20

Underwriting income	263	396	467	772

Investment income	385	387	772	766

Other income (charges)	4	1	(3)	5

Total property and casualty insurance	652	784	1,236	1,543

Corporate and other loss	(40)	(58)	(103)	(121)
Realized investment gains (losses), net	90	27	217	(239)

Total income before income tax	$702	$753	$1,350	$1,183

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
7) Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share:

	Periods Ended June 30
	Second Quarter		Six Months
	2010	2009	2010	2009
	(in millions,
	except for per share amounts)
Basic earnings per share:
Net income	$518	$551	$982	$892

Weighted average shares outstanding	324.5	354.8	328.7	355.0

Basic earnings per share	$1.60	$1.55	$2.99	$2.51

Diluted earnings per share:
Net income	$518	$551	$982	$892

Weighted average shares outstanding	324.5	354.8	328.7	355.0
Additional shares from assumed exercise of stock-based compensation awards	2.2	2.6	2.1	2.8

Weighted average shares and potential shares assumed outstanding for computing diluted earnings per share	326.7	357.4	330.8	357.8

Diluted earnings per share	$1.59	$1.54	$2.97	$2.49

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition of the Corporation as of June 30, 2010 compared with December 31, 2009 and the results of operations for the six months and three months ended June 30, 2010 and 2009. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes contained in this report and the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.
Cautionary Statement Regarding Forward-Looking Information
     Certain statements in this document are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 (PSLRA). These forward-looking statements are made pursuant to the safe harbor provisions of the PSLRA and include statements regarding our loss reserve and reinsurance recoverable estimates; the number and severity of surety-related claims; the cost of reinsurance in 2010; the impact of the 2010 second quarter decline in equity markets on our limited partnership investments; the adequacy of the rates at which we renewed and wrote new business; premium volume, competition and other market conditions in 2010; the repurchase of common stock under our share repurchase program; our capital adequacy and funding of liquidity needs; the impact of a downgrade in our credit or financial strength ratings; and the need to obtain regulatory approval prior to the payment of dividends by the property and casualty subsidiaries during the remainder of the year. Forward-looking statements frequently can be identified by words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “predict,” “potential,” “continue,” or other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. These statements are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties, which include, among others, those discussed or identified from time to time in our public filings with the Securities and Exchange Commission and those associated with:
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
•	Net income was $982 million in the first six months of 2010 and $518 million in the second quarter compared with $892 million and $551 million, respectively, in the same periods of 2009. The higher net income in the first six months of 2010 was due to net realized investment gains in the first six months of 2010 compared with substantial net realized investment losses in the same period in 2009. Operating income, which we define as net income excluding realized investment gains and losses after tax, was lower in the first six months and second quarter of 2010 compared with the same periods of 2009. The lower net income in the second quarter of 2010 was due to lower operating income.

•	Operating income was $841 million in the first six months of 2010 and $460 million in the second quarter compared with $1.0 billion and $533 million, respectively, in the comparable periods of 2009. The lower operating income in the 2010 periods was due to lower underwriting income in our property and casualty insurance business. Management uses operating income, a non-GAAP financial measure, among other measures, to evaluate its performance because the realization of investment gains and losses in any period could be discretionary as to timing and can fluctuate significantly, which could distort the analysis of operating trends.

•	Underwriting results were profitable in the first six months and second quarter of both 2010 and 2009, but more so in the 2009 periods. Our combined loss and expense ratio was 92.0% in the first six months of 2010 and 90.4% in the second quarter compared with 87.0% and 85.9% in the respective periods of 2009. The less profitable results in the 2010 periods were due primarily to a substantially higher impact of catastrophes. The impact of catastrophes accounted for 9.6 percentage points of the combined ratio in the first six months of 2010 and 6.9 percentage points in the second quarter, compared with 1.2 and 1.5 percentage points, respectively, in the same periods of 2009.

•	During the first six months and second quarter of 2010, we estimate that we experienced overall favorable development of about $400 million and $180 million, respectively, on loss reserves established as of the previous year end, due primarily to favorable loss experience in the professional liability, commercial liability and personal insurance classes. During the first six months and second quarter of 2009, we estimate that we experienced overall favorable development of about $340 million and $210 million, respectively, primarily in the professional liability, commercial liability and commercial property classes.

•	Total net premiums written increased by 1% in the first six months and second quarter of 2010 compared with the same periods in 2009. The increase was attributable to the impact of currency fluctuation as a result of a weaker U.S. dollar relative to several currencies in which we write business in the first six months and second quarter of 2010 compared to the respective periods of 2009. Growth in net premiums written has been limited by the ongoing impact of the general economic downturn and our continued emphasis on underwriting discipline in a market environment that remains competitive.

•	Property and casualty investment income after tax increased by 1% in the first six months of 2010 and was flat in the second quarter compared with the same periods in 2009. Growth was positively affected in the 2010 periods by the effects of currency fluctuation on income from our non-U.S. investments, in what continued to be a low yield investment environment. Management uses property and casualty investment income after tax, a non-GAAP financial measure, to evaluate its investment performance because it reflects the impact of any change in the proportion of the investment portfolio invested in tax exempt securities and is therefore more meaningful for analysis purposes than investment income before income tax.

•	Net realized investment gains before tax were $217 million ($141 million after tax) in the first six months of 2010 compared with net realized losses before tax of $239 million ($155 million after tax) in the same period of 2009. Net realized investment gains before tax were $90 million ($58 million after tax) in the second quarter of 2010 compared with net realized gains of $27 million ($18 million after tax) in the same period of 2009. The net realized gains in the first six months and second quarter of 2010 were primarily related to investments in limited partnerships, which are reported on a quarter lag. The net realized losses in the first six months of 2009 were primarily attributable to losses in the first quarter from investments in limited partnerships.
     A summary of our consolidated net income is as follows:

	Six Months		Second Quarter
	2010	2009	2010	2009
		(in millions)
Property and casualty insurance	$1,236	$1,543	$652	$784
Corporate and other	(103)	(121)	(40)	(58)

Consolidated operating income before income tax	1,133	1,422	612	726
Federal and foreign income tax	292	375	152	193

Consolidated operating income	841	1,047	460	533
Realized investment gains (losses) after income tax	141	(155)	58	18

Consolidated net income	$982	$892	$518	$551

Property and Casualty Insurance
     A summary of the results of operations of our property and casualty insurance business is as follows:

	Periods Ended June 30
	Six Months		Second Quarter
	2010	2009	2010	2009
		(in millions)
Underwriting
Net Premiums Written	$5,651	$5,589	$2,886	$2,846
Decrease (Increase) in Unearned Premiums	(70)	65	(87)	(18)

Premiums Earned	5,581	5,654	2,799	2,828

Losses and Loss Expenses	3,390	3,187	1,660	1,572
Operating Costs and Expenses	1,751	1,700	889	857
Increase in Deferred Policy Acquisition Costs	(43)	(20)	(21)	(4)
Dividends to Policyholders	16	15	8	7

Underwriting Income	467	772	263	396

Investments
Investment Income Before Expenses	789	780	393	394
Investment Expenses	17	14	8	7

Investment Income	772	766	385	387

Other Income (Charges)	(3)	5	4	1

Property and Casualty Income Before Tax	$1,236	$1,543	$652	$784

Property and Casualty Investment Income After Tax	$624	$618	$311	$312

     Property and casualty income before tax was lower in the first six months and second quarter of 2010 compared to the same periods in 2009. The lower income in the 2010 periods was due to a decrease in underwriting income, which was primarily the result of a higher impact of catastrophes during the periods. Investment income increased slightly in the first six months of 2010 and decreased slightly in the second quarter compared to the same periods of 2009.
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
Net Premiums Written
     Net premiums written were $5.7 billion in the first six months of 2010 and $2.9 billion in the second quarter, compared with $5.6 billion and $2.8 billion, respectively, in the comparable periods of 2009.
     Net premiums written by business unit were as follows:

	Six Months Ended			Quarter Ended
	June 30		% Incr.	June 30
	2010	2009	(Decr.)	2010	2009	% Incr.
	(in millions)			(in millions)
Personal insurance	$1,882	$1,804	4%	$1,008	$961	5%
Commercial insurance	2,452	2,473	(1)	1,209	1,213	—
Specialty insurance	1,312	1,299	1	666	669	—

Total insurance	5,646	5,576	1	2,883	2,843	1
Reinsurance assumed	5	13	(62)	3	3	—

Total	$5,651	$5,589	1	$2,886	$2,846	1

     Net premiums written increased by 1% in the first six months and second quarter of 2010 compared with the same periods in 2009. Premiums in the United States, which represented 73% of our premiums written in the first six months of 2010, decreased by 3% in the first six months and 1% in the second quarter. Premiums outside the United States, expressed in U.S. dollars, increased by 14% in the first six months and 11% in the second quarter. The increase in premiums written outside the United States was largely due to the impact of the weaker U.S. dollar relative to several currencies in which we write business in the first six months and second quarter of 2010 compared to the same periods of 2009. Net premiums written outside the United States grew modestly in both periods when measured in local currencies.
     Premium growth was constrained in the first six months of 2010 by the challenging economic environment and a highly competitive marketplace where we continued our emphasis on underwriting discipline. Overall, renewal rates in the first six months of 2010 in the U.S. were flat in commercial lines and down slightly in the professional liability business in comparison to expiring rates. The amounts of coverage purchased or the insured exposure amounts, both of which are bases upon which we calculate the premiums we charge, were generally flat to down slightly due to the general downturn in the economy which began in 2008. We continued to retain a high percentage of our existing customers, albeit in some cases with reduced amounts of coverage or lower insured exposures, and to renew those accounts at what we believe are acceptable rates relative to the risks. We expect the highly competitive market to continue throughout the remainder of 2010.

Reinsurance Ceded
     Our premiums written are net of amounts ceded to reinsurers who assume a portion of the risk under the insurance policies we write that are subject to reinsurance.
     The most significant component of our ceded reinsurance program is property reinsurance. We purchase two types of such property treaties: catastrophe and property per risk. We renewed our major traditional property catastrophe treaties and our commercial property per risk treaty in April 2010, with no change in coverage. In June 2010, we purchased supplemental catastrophe reinsurance that provides additional coverage for our northeast United States exposures.
     For property risks in the United States and Canada, we purchase catastrophe reinsurance in two forms. We purchase traditional catastrophe reinsurance, which includes our primary treaty, known as the North American catastrophe treaty, as well as the supplemental catastrophe reinsurance purchased in June 2010. We have also arranged for the purchase of multi–year, collateralized reinsurance coverage funded through the issuance of collateralized risk linked securities, known as catastrophe bonds.
     Our North American catastrophe treaty has an initial retention of $500 million.
     The combination of the North American catastrophe treaty and a portion of the catastrophe bond coverages provide coverage for United States and Canadian exposures of approximately 69% of losses (net of recoveries from other available reinsurance) between $500 million and $1.37 billion and 60% of losses between $1.37 billion and $1.65 billion. For catastrophic events in the northeastern part of the United States and in Florida, the combination of the North American catastrophe treaty, the supplemental catastrophe reinsurance and the catastrophe bond coverages provide additional coverages as discussed below.
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
     For catastrophic events in the northeastern part of the United States, the combination of the North American catastrophe treaty, the supplemental catastrophe reinsurance and certain catastrophe bond coverages provide additional coverage of approximately 40% of losses (net of recoveries from other available reinsurance) between $1.37 billion and $2.17 billion, approximately 90% of losses between $2.50 billion and $2.85 billion, and approximately 30% of homeowners-related hurricane losses between $1.47 billion and $2.30 billion.

     For hurricane events in Florida, we have reinsurance from the Florida Hurricane Catastrophe Fund (FHCF), which is a state-mandated fund designed to reimburse insurers for a portion of their residential catastrophic hurricane losses. Our participation in this program limits our initial retention in Florida for homeowners-related losses to approximately $170 million and provides coverage of 90% of covered losses between approximately $170 million and $620 million. Additionally, certain catastrophe bond coverages provide coverage of approximately 50% of Florida homeowners-related hurricane losses between $850 million and $1.15 billion.
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
     Underwriting results were profitable in the first six months and second quarter of 2010 and 2009, but more so in the 2009 periods. The combined loss and expense ratio for our overall property and casualty business was as follows:

	Periods Ended June 30
	Six Months		Second Quarter
	2010	2009	2010	2009
Loss ratio	60.9%	56.5%	59.5%	55.7%
Expense ratio	31.1	30.5	30.9	30.2

Combined ratio	92.0%	87.0%	90.4%	85.9%

     The loss ratio was higher in the first six months and second quarter of 2010 compared with the same periods in 2009. The increase in both periods was due to a substantially higher impact from catastrophe losses. The loss ratio in all periods reflected favorable loss experience which we believe resulted from our disciplined underwriting in recent years as well as relatively mild loss trends in certain classes of business.
     The impact of catastrophe losses in the first six months of 2010 was $537 million, including incurred losses of $528 million and reinsurance reinstatement premium costs of $9 million, which collectively represented 9.6 percentage points of the combined loss and expense ratio. This compares with catastrophe losses of $69 million, or 1.2 percentage points, in the same period in 2009. The $9 million reinstatement premium reinstated coverage under property catastrophe treaties for events outside the United States, including coverage for property catastrophe losses in parts of Latin America. The impact of catastrophe losses in the second quarter of 2010 was $193 million, reflecting incurred losses of $197 million and a reduction in reinsurance reinstatement premium costs of $4 million, which collectively represented 6.9 percentage points of the combined loss and expense ratio. This compares with catastrophe losses of $43 million, or 1.5 percentage points, in the second quarter of 2009. A significant portion of the catastrophe losses in the first six months of 2010 related to numerous storms in the United States, including a severe hail storm in Oklahoma in the second quarter and the earthquake in Chile in the first quarter.
     The expense ratio was higher in the first six months and second quarter of 2010 compared with the same periods in 2009. The increase in the 2010 periods was due to an increase in commission rates for certain classes of business in the United States, as well as overhead expenses increasing at a rate that exceeded the rate of growth of premiums written.

Review of Underwriting Results by Business Unit
Personal Insurance
     Net premiums written from personal insurance, which represented 33% of our premiums written in the first six months of 2010, increased by 4% in the first six months of 2010 and 5% in the second quarter compared with the same periods in 2009. The increase in both periods was largely due to the impact of currency fluctuation on business written outside the U.S. Excluding the impact of currency fluctuation, premiums from personal insurance increased slightly in both periods. Net premiums written for the classes of business within the personal insurance segment were as follows:

	Six Months Ended			Quarter Ended
	June 30			June 30
	2010	2009	% Incr.	2010	2009	% Incr.
	(in millions)			(in millions)
Automobile	$314	$278	13%	$168	$147	14%
Homeowners	1,164	1,151	1	647	637	2
Other	404	375	8	193	177	9

Total personal	$1,882	$1,804	4	$1,008	$961	5

     Personal automobile premiums increased in the first six months and second quarter of 2010, driven by growth outside the United States, due to the impact of currency fluctuation and new business. Premiums for automobile business written in the United States decreased due to a highly competitive marketplace. Premium growth in our homeowners business continued to be constrained by the downturn in the United States economy which has resulted in a slowdown in new housing construction as well as lower demand for jewelry and fine arts policy endorsements. Premiums from our other personal business, which includes accident and health, excess liability and yacht coverages, increased in the first six months and second quarter of 2010 compared with the same periods in 2009, due in large part to growth in the accident and health business written outside the United States, including a benefit from the effect of currency fluctuation.
     Our personal insurance business produced profitable underwriting results in the first six months and the second quarter of 2010 compared with highly profitable results in the comparable periods of 2009. The less profitable results in the 2010 periods were due to higher homeowners catastrophe losses. The combined loss and expense ratios for the classes of business within the personal insurance segment were as follows:

	Periods Ended June 30
	Six Months		Second Quarter
	2010	2009	2010	2009
Automobile	90.8%	90.1%	90.2%	90.5%
Homeowners	103.8	84.3	94.5	80.7
Other	88.9	93.9	90.5	90.7
Total personal	98.6	87.0	92.9	84.2

     Our personal automobile business produced highly profitable results in the first six months and second quarter of 2010 and 2009. Results in all periods benefited from favorable prior year loss development.
     Homeowners results were unprofitable in the first six months of 2010 and profitable in the second quarter compared with highly profitable results in the comparable periods of 2009. The results in the 2010 periods were adversely affected by high catastrophe losses. Catastrophe losses represented 27.7 and 20.3 percentage points of the combined ratio for this class in the first six months and second quarter of 2010, respectively, compared with 3.5 and 4.7 percentage points, respectively, in the comparable periods in 2009.
     Other personal results were highly profitable in the first six months of 2010 compared with profitable results in the same period of 2009. Results were highly profitable in the second quarter of both years. The improved profitability in the first six months of 2010 reflected improved results in the accident and health and the excess liability components of our other personal business. Our accident and health business produced profitable results in the first six months and second quarter of 2010 compared with breakeven results in the same periods in 2009. Our excess liability and yacht business produced highly profitable results in the first six months and second quarter of both 2010 and 2009. Our other personal business experienced favorable prior year loss development in each period, but more so in the first six months of 2010 compared to the same period of 2009.
Commercial Insurance
     Net premiums written from commercial insurance, which represented 43% of our premiums written in the first six months of 2010, decreased by 1% in the first six months of 2010 and were flat in the second quarter compared with the comparable periods a year ago. Net premiums written for the classes of business within the commercial insurance segment were as follows:

	Six Months Ended			Quarter Ended
	June 30		% Incr.	June 30		% Incr.
	2010	2009	(Decr.)	2010	2009	(Decr.)
	(in millions)			(in millions)
Multiple peril	$540	$561	(4)%	$286	$292	(2)%
Casualty	812	815	—	398	406	(2)
Workers’ compensation	409	424	(4)	187	188	(1)
Property and marine	691	673	3	338	327	3

Total commercial	$2,452	$2,473	(1)	$1,209	$1,213	—

     The decrease in total premiums in our commercial insurance business in the first six months of 2010 was tempered somewhat by the positive impact of currency fluctuation on business written outside the United States, particularly in the casualty and property and marine lines of business. Excluding the impact of currency fluctuation, premiums in our commercial insurance business decreased modestly in the first six months of 2010. The impact of currency fluctuation on premium growth was less pronounced in the second quarter of 2010; excluding the impact of currency fluctuation, premiums decreased slightly. The decrease in both periods primarily reflected reduced exposures on renewal business due to the continuing effects of the weak economy, but the decline in renewal exposures moderated in the second quarter. Overall, commercial insurance renewal rates were flat in the first six months of 2010. Retention levels of our existing customers remained strong, with slight improvement over those in the first six months of 2009. New business volume in the first six months of 2010 was up modestly compared with the same period in 2009. We have continued to maintain our underwriting discipline in the competitive market, renewing business and writing new business only where we believe we are securing acceptable rates and and appropriate terms and conditions for the exposures. We expect these market conditions will continue for the remainder of this year.
     Our commercial insurance business produced profitable underwriting results in the first six months and second quarter of 2010 compared with highly profitable results in the same periods in 2009. The combined loss and expense ratios for the classes of business within the commercial insurance segment were as follows:

	Periods Ended June 30
	Six Months		Second Quarter
	2010	2009	2010	2009
Multiple peril	103.6%	82.8%	95.2%	79.9%
Casualty	89.7	97.7	91.0	92.7
Workers’ compensation	90.8	89.6	91.5	91.8
Property and marine	90.8	86.2	93.9	91.4
Total commercial	93.4	89.7	92.9	89.2
     Results for our commercial insurance business were less profitable in the 2010 periods due to a higher impact of catastrophe losses, particularly in the multiple peril and property and marine classes. The impact of catastrophe losses represented 8.5 percentage points of the combined ratio for the commercial insurance segment in the first six months of 2010 and 5.6 percentage points in the second quarter compared with 1.1 and 1.2 percentage points, respectively, in the comparable periods in 2009. The higher impact of catastrophe losses in the first six months of 2010 was offset in part by better results in the casualty class as well as better non-catastrophe loss experience in the property and marine classes. Results in both years benefited from disciplined risk selection and appropriate policy terms and conditions in recent years.
     Multiple peril results were unprofitable in the first six months of 2010 and profitable in the second quarter compared with highly profitable results in the same periods in 2009. The unprofitable results in the first six months of 2010 and less profitable results in the second quarter compared to the same periods in 2009 were due to the significant impact of catastrophes. The impact of catastrophes was 21.8 percentage points of the combined ratio for this class in the first six months of 2010 and 10.7 percentage points in the second quarter compared with 1.4 and 0.7 percentage points, respectively, in the comparable periods of 2009. Results in the first six months of 2010 included better current accident year non-catastrophe loss experience in the property component of this business than in 2009. The liability component of this business was near breakeven in the first six months of 2010 and unprofitable in the second quarter compared to highly profitable results in the same periods in 2009. Reported losses for this component were higher in the 2010 periods. Results in the first six months of both years for both the property and liability components of this business benefited from favorable prior year loss development.

     Our casualty business produced highly profitable results in the first six months of 2010 compared with profitable results in the same period in 2009. Results in the second quarter of 2010 and 2009 were profitable. The significantly better results in the first six months of 2010 were due to substantial improvement in the excess liability component of this business. The excess liability component produced highly profitable results in the first six months of 2010 compared with breakeven results in the same period in 2009. Results for the excess liability component in the first six months of 2010 benefited from a more significant amount of favorable prior year loss development than in the same period in 2009. Results for this component were highly profitable in the second quarter of both years. Results for the primary liability component were profitable in the first six months and second quarter of both years, but more so in the 2009 periods. The automobile component of this business produced near breakeven results in the first six months and second quarter of 2010 compared with profitable results in the same periods in 2009. Casualty results were adversely affected by incurred losses related to toxic waste claims in the first six months and second quarter of both years, but more so in the 2009 periods. These losses represented 1.3 and 4.4 percentage points of the combined ratio in the first six months of 2010 and 2009, respectively, and 0.8 and 3.8 percentage points in the second quarter of 2010 and 2009, respectively.
     Workers’ compensation results were profitable in the first six months and second quarter of both 2010 and 2009. Results in both years benefited from our disciplined risk selection during the past several years.
     Property and marine results were profitable in the first six months and second quarter of 2010 and 2009, but less so in 2010 partly due to a higher impact of catastrophes. Catastrophe losses represented 10.4 percentage points of the combined ratio for this class in the first six months of 2010 and 9.1 percentage points in the second quarter compared with 1.3 and 2.3 percentage points, respectively, in the comparable periods of 2009.
Specialty Insurance
     Net premiums written from specialty insurance, which represented 23% of our premiums written in the first six months of 2010, increased by 1% in the first six months of 2010 and were flat in the second quarter compared with the same periods in 2009. Net premiums written for the classes of business within the specialty insurance segment were as follows:

	Six Months Ended			Quarter Ended
	June 30		% Incr.	June 30
	2010	2009	(Decr.)	2010	2009	% Decr.
	(in millions)			(in millions)
Professional liability	$1,153	$1,137	1%	$583	$584	—%
Surety	159	162	(2)	83	85	(2)

Total specialty	$1,312	$1,299	1	$666	$669	—

     Growth in net premiums written in our professional liability business in the first six months and second quarter of 2010 was favorably impacted by currency fluctuation on business written outside the United States. Excluding the impact of currency fluctuation, net premiums written were down slightly in the 2010 periods. Renewal rates in the U.S. decreased slightly overall in the first six months of 2010 compared with those in the same period of 2009. Retention levels were slightly higher in the first six months of 2010 compared with those in the same period of 2009. New business volume was down modestly. We have continued our focus on underwriting discipline, obtaining what we believe are acceptable rates and appropriate terms and conditions on both new business and renewals.
     The decrease in net premiums written for our surety business in the first six months and second quarter of 2010 reflected the effects of the weak economy as well as increased competition. We expect this trend will continue for the remainder of the year.
     Our specialty insurance business produced highly profitable underwriting results in the first six months and second quarter of 2010 and 2009. The combined loss and expense ratios for the classes of business within the specialty insurance segment were as follows:

	Periods Ended June 30
	Six Months		Second Quarter
	2010	2009	2010	2009
Professional liability	86.7%	90.6%	87.2%	90.1%
Surety	43.9	38.4	47.7	38.5
Total specialty	81.7	84.4	82.5	83.9
     Our professional liability business produced highly profitable results in the first six months and second quarter of 2010. Results in the first six months and second quarter of 2009 were profitable. Results in each of the periods were particularly profitable in the fiduciary liability, employment practices liability and fidelity classes. Results in the directors and officers liability class, while profitable in the first six months and second quarter of both years, improved in the 2010 periods compared with the same periods in 2009. Results in the errors and omissions liability class were highly unprofitable in the first six months and second quarter of both years. The overall results for our professional liability business were more profitable in the 2010 periods due primarily to an improvement in the current accident year loss ratio. The current accident year combined ratio for our professional liability business is slightly below breakeven, lower than that for the 2009 accident year, which was more affected by the financial market crisis. The favorable prior year loss development in the first six months and second quarter of both years was driven mainly by continued positive loss trends related to accident years 2006 and prior. These trends were largely the result of a favorable business climate, lower policy limits and better terms and conditions.
     Surety results were highly profitable in the first six months and second quarter of both 2010 and 2009. Our surety business tends to be characterized by infrequent but potentially high severity losses.

Reinsurance Assumed
     Net premiums written from our reinsurance assumed business, which is in runoff, were not significant in the first six months and second quarter of 2010 or 2009.
     Reinsurance assumed results were profitable in the first six months and second quarter of 2010 and 2009. Results in the first six months of both years, but more so in 2009, benefited from favorable prior year loss development.
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

     Our gross case and incurred but not reported (IBNR) loss reserves and related reinsurance recoverable by class of business were as follows:

					Net
	Gross Loss Reserves			Reinsurance	Loss
	Case	IBNR	Total	Recoverable	Reserves
	(in millions)
June 30, 2010
Personal insurance
Automobile	$237	$172	$409	$14	$395
Homeowners	438	378	816	29	787
Other	328	686	1,014	161	853

Total personal	1,003	1,236	2,239	204	2,035

Commercial insurance
Multiple peril	564	1,212	1,776	61	1,715
Casualty	1,437	4,946	6,383	349	6,034
Workers’ compensation	887	1,466	2,353	191	2,162
Property and marine	692	475	1,167	362	805

Total commercial	3,580	8,099	11,679	963	10,716

Specialty insurance
Professional liability	1,507	6,313	7,820	449	7,371
Surety	22	49	71	8	63

Total specialty	1,529	6,362	7,891	457	7,434

Total insurance	6,112	15,697	21,809	1,624	20,185

Reinsurance assumed	278	715	993	326	667

Total	$6,390	$16,412	$22,802	$1,950	$20,852

					Net
	Gross Loss Reserves			Reinsurance	Loss
	Case	IBNR	Total	Recoverable	Reserves
	(in millions)
December 31, 2009
Personal insurance
Automobile	$226	$187	$413	$13	$400
Homeowners	395	293	688	23	665
Other	372	660	1,032	160	872

Total personal	993	1,140	2,133	196	1,937

Commercial insurance
Multiple peril	550	1,091	1,641	26	1,615
Casualty	1,499	4,849	6,348	360	5,988
Workers’ compensation	887	1,448	2,335	197	2,138
Property and marine	781	426	1,207	449	758

Total commercial	3,717	7,814	11,531	1,032	10,499

Specialty insurance
Professional liability	1,626	6,379	8,005	453	7,552
Surety	18	48	66	8	58

Total specialty	1,644	6,427	8,071	461	7,610

Total insurance	6,354	15,381	21,735	1,689	20,046

Reinsurance assumed	305	799	1,104	364	740

Total	$6,659	$16,180	$22,839	$2,053	$20,786

     Loss reserves, net of reinsurance recoverable, increased by $66 million during the first six months of 2010. The increase in loss reserves reflected a decrease of approximately $206 million related to currency fluctuation due to the strength of the U.S. dollar at June 30, 2010 compared to December 31, 2009. Loss reserves related to our insurance business increased by $139 million during the first six months of 2010 due primarily to catastrophe-related losses. Loss reserves related to our reinsurance assumed business, which is in runoff, decreased by $73 million.
     The increase in gross case and IBNR reserves related to our homeowners and commercial multiple peril classes of business during the first six months of 2010 was due largely to catastrophe losses in the first six months of 2010 that remained unpaid at June 30. The decrease in gross case reserves related to our professional liability classes of business in the first six months of 2010 was partly due to the settlement of claims for which case reserves were previously established.
     In establishing the loss reserves of our property and casualty subsidiaries, we consider facts currently known and the present state of the law and coverage litigation. Based on all information currently available, we believe that the aggregate loss reserves at June 30, 2010 were adequate to cover claims for losses that had occurred as of that date, including both those known to us and those yet to be reported. However, as discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009, there are significant uncertainties inherent in the loss reserving process. It is therefore possible that management’s estimate of the ultimate liability for losses that had occurred as of June 30, 2010 may change, which could have a material effect on the Corporation’s results of operations and financial condition.
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
     We estimate that we experienced overall favorable prior year development of about $400 million during the first six months of 2010 and $180 million in the second quarter compared with favorable prior year development of about $340 million and $210 million in the comparable periods of 2009.
     The favorable development in the first six months of 2010 was primarily in the professional liability classes due to continued favorable loss trends related largely to accident years 2006 and prior and particularly outside the United States, in the commercial liability classes related mainly to accident years 2007 and prior, and in the personal insurance classes. The favorable development in the first six months of 2009 was primarily in the professional liability classes due to favorable loss trends related to accident years 2004 through 2006, in the commercial property classes largely related to the 2008 accident year and in the commercial casualty classes related to accident years 2006 and prior.

Investment Results
     Property and casualty investment income before taxes increased by 1% in the first six months of 2010 and decreased by 1% in the second quarter of 2010 compared with the same periods in 2009. Included in these results was a slight positive impact from the effect of currency fluctuation on the income of our non-U.S. investments. While the average invested assets of the property and casualty subsidiaries were higher during the first six months of 2010 and the second quarter of 2010 compared with the same periods of 2009, growth in investment income was limited by the continuing impact of the low yield environment on the investment of both new cash and the proceeds of maturing fixed maturity securities.
     The effective tax rate on investment income was 19.2% in the first six months of 2010 compared with 19.3% in the same period of 2009. The effective tax rate fluctuates as a result of our holding a different proportion of our investment portfolio in tax exempt securities during different periods.
     On an after-tax basis, property and casualty investment income increased by 1% in the first six months of 2010 and was flat in the second quarter of 2010 compared with the same periods in 2009. The after-tax annualized yield on the investment portfolio that supports our property and casualty insurance business was 3.26% and 3.41% in the first six months of 2010 and 2009, respectively.
Corporate and Other
     Corporate and other comprises investment income earned on corporate invested assets, interest expense and other expenses not allocated to our operating subsidiaries and the results of our non-insurance subsidiaries.
     Corporate and other produced a loss before taxes of $103 million in the first six months of 2010 compared with a loss of $121 million in the first six months of 2009. The lower loss in 2010 was due to higher investment income, which was largely due to a $20 million special dividend received on an equity security investment during the second quarter of 2010.

Realized Investment Gains and Losses
     Net realized investment gains and losses were as follows:

	Periods Ended June 30
	Six Months		Second Quarter
	2010	2009	2010	2009
	(in millions)
Net realized gains (losses)
Fixed maturities	$46	$48	$13	$18
Equity securities	11	71	2	60
Other invested assets	169	(280)	83	(32)

	226	(161)	98	46

Other-than-temporary impairment losses
Fixed maturities	(3)	(19)	(2)	(11)
Equity securities	(6)	(59)	(6)	(8)

	(9)	(78)	(8)	(19)

Realized investment gains (losses) before tax	$217	$(239)	$90	$27

Realized investment gains (losses) after tax	$141	$(155)	$58	$18

     The net realized gains and losses of our other invested assets represent primarily the aggregate of distributions to us from the limited partnerships in which we have an interest and changes in our equity in the net assets of those partnerships based on valuations provided to us by the manager of each partnership. Due to the timing of our receipt of valuation data from the investment managers, these investments are generally reported on a one quarter lag.
     The net realized gains of the limited partnerships reported in the first six months of 2010 reflected the strong performance of the equity and high yield investment markets in the fourth quarter of 2009 and the first quarter of 2010. Any impact on the net assets of the limited partnerships from the decline in the equity markets in second quarter of 2010 will be reflected in our third quarter 2010 results. In the first six months of 2009, the limited partnership losses were largely due to losses on the underlying assets held by the limited partnerships that reflected both the decline in the value of equities and the increase in credit spreads that occurred during late 2008.
     We regularly review those invested assets whose fair value is less than cost to determine if an other-than-temporary decline in value has occurred. We have a monitoring process overseen by a committee of investment and accounting professionals that is responsible for identifying those securities to be specifically evaluated for potential other-than-temporary impairment.
     The determination of whether a decline in value of any investment is temporary or other than temporary requires the judgment of management. The assessment of other-than-temporary impairment of fixed maturities and equity securities is based on both quantitative criteria and qualitative information and also considers a number of factors including, but not limited to, the length of time and the extent to which the fair value has been less than the cost, the financial condition and near term prospects of the issuer, whether the issuer is current on contractually obligated interest and principal payments, general market conditions and industry or sector specific factors. The decision to recognize a decline in the value of a security carried at fair value as other than temporary rather than temporary has no impact on shareholders’ equity.
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
     In determining whether equity securities are other than temporarily impaired, we consider our intent and ability to hold a security for a period of time sufficient to allow us to recover our cost. If a decline in the fair value of an equity security is deemed to be other than temporary, the security is written down to fair value and the amount of the writedown is included in net income as a realized investment loss.
Income Taxes
     Net income in the first six months of 2010 included an income tax charge of $22 million in the first quarter related to a decrease in deferred tax assets as a result of federal health care legislation enacted in March 2010. The legislation eliminated the tax benefit associated with Medicare Part D subsidies we expect to receive for providing qualifying prescription drug coverage to retirees.
Capital Resources and Liquidity
     Capital resources and liquidity represent a company’s overall financial strength and its ability to generate cash flows, borrow funds at competitive rates and raise new capital to meet operating and growth needs.

Capital Resources
     Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. At June 30, 2010, the Corporation had shareholders’ equity of $15.5 billion and total debt of $4.0 billion.
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
     In December 2009, the Board of Directors authorized the repurchase of up to 25,000,000 shares of Chubb’s common stock. In June 2010, the Board of Directors authorized an increase of 14,000,000 shares to the authorization approved in December 2009. The authorization has no expiration date. During the first six months of 2010, we repurchased 19,394,818 shares of Chubb’s common stock in open market transactions at a cost of $980 million. As of June 30, 2010, 16,765,307 shares remained under the share repurchase authorization. We expect to repurchase all of the shares remaining under the authorization by the end of 2010, subject to market conditions.
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
     Our strong underwriting and investment results continued to generate substantial cash from operations. New cash available for investment by our property and casualty subsidiaries was approximately $60 million in the first six months of 2010 compared with $1.0 billion in the same period in 2009. New cash available for investment by our property and casualty subsidiaries was lower as a result of $1.0 billion of dividends paid to Chubb by the property and casualty subsidiaries in the first six months of 2010 compared with no dividends paid to Chubb in the first six months of 2009. This was caused by a difference in the timing of subsidiary dividends in 2009 and those in 2010. The impact on new cash available for investment of modestly higher loss payments and reduced premium collections were largely offset by lower income tax payments in the first six months of 2010 compared with the same period in 2009.
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
     As a holding company, Chubb’s ability to continue to pay dividends to shareholders and to satisfy its debt obligations relies on the availability of liquid assets, which is dependent in large part on the dividend paying ability of its property and casualty subsidiaries. The timing and amount of dividends paid by the property and casualty subsidiaries to Chubb may vary from year to year. Our property and casualty subsidiaries are subject to laws and regulations in the jurisdictions in which they operate that restrict the amount and timing of dividends they may pay within twelve consecutive months without the prior approval of regulatory authorities. The restrictions are generally based on net income and on certain levels of policyholders’ surplus as determined in accordance with statutory accounting practices. Dividends in excess of such thresholds are considered “extraordinary” and require prior regulatory approval.
     During the second quarter of 2010, the subsidiaries sought and obtained regulatory approval for the payment of dividends of $700 million to Chubb, due to the limitation on the amount of dividends that may be paid within twelve consecutive months. During the first six months of 2010, the subsidiaries paid aggregate dividends of $1.0 billion to Chubb. As of June 30, 2010, the maximum dividend distribution that may be made by the property and casualty subsidiaries to Chubb for the remainder of 2010 without prior regulatory approval is approximately $500 million. Depending upon the timing and amount of additional dividend payments by the property and casualty subsidiaries during the remainder of the year, such dividends may also require prior regulatory approval.
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
     Our objective is to achieve the appropriate mix of taxable and tax exempt securities in our portfolio to balance both investment and tax strategies. At June 30, 2010 and December 31, 2009, 67% of our fixed maturity portfolio which supports our U.S. operations was invested in highly rated tax exempt bonds. Although about 40% of our tax exempt bonds are insured, the effect of insurance on the average credit rating of these bonds is insignificant. The insured tax exempt bonds in our portfolio have been selected based on the quality of the underlying credit and not the value of the credit insurance enhancement.
     At June 30, 2010, we held $3.4 billion of highly rated mortgage-backed securities which comprised 20% of our taxable bond portfolio. About 50% of these securities are residential mortgage-backed securities, consisting of government agency pass-through securities guaranteed by a government agency or a government sponsored enterprise (GSE), GSE collateralized mortgage obligations (CMOs) and other CMOs, all backed by single family home mortgages. The majority of the CMOs are actively traded in liquid markets. The balance of the mortgage-backed securities are call protected, commercial mortgage-backed securities (CMBS). About 90% of our CMBS are senior securities with the highest level of subordination. The remainder of our CMBS are seasoned securities that were issued in 2004 or earlier.

     The net unrealized appreciation before tax of our fixed maturities and equity securities carried at fair value was $1.9 billion at June 30, 2010 compared with net unrealized appreciation before tax of $1.6 billion at December 31, 2009. Such unrealized appreciation is reflected in accumulated other comprehensive income, net of applicable deferred income tax.
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
     At June 30, 2010 and December 31, 2009, we did not hold financial instruments in our investment portfolio for which a lack of market liquidity impacted our determination of fair value.
Item 4 — Controls and Procedures
     As of June 30, 2010, an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) was performed under the supervision and with the participation of the Corporation’s management, including the chief executive officer and chief financial officer. Based on that evaluation, Chubb’s chief executive officer and chief financial officer concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2010.
     During the quarter ended June 30, 2010, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
     The following table summarizes Chubb’s stock repurchased each month in the quarter ended June 30, 2010:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number	Average	as Part of	Yet Be Purchased
	of Shares	Price Paid	Publicly Announced	Under the
Period	Purchased(a)	Per Share	Plans or Programs	Plans or Programs(b)
April 2010	1,750,238	$52.53	1,750,238	13,448,220

May 2010	7,956,813	51.03	7,956,813	5,491,407

June 2010	2,726,100	50.56	2,726,100	16,765,307

Total	12,433,151	51.14	12,433,151

(a)	The stated amounts exclude 1,710 shares and 1,145 shares delivered to Chubb during the months of April 2010 and June 2010, respectively, by employees of the Corporation to cover option exercise prices and withholding taxes in connection with the Corporation’s stock-based compensation plans.

(b)	On December 3, 2009, the Board of Directors authorized the repurchase of up to 25,000,000 shares of common stock. On June 10, 2010, the Board of Directors authorized an increase of 14,000,000 shares to the authorization approved in December 2009. The authorization has no expiration date.

Item 6 — Exhibits

Exhibit
Number		Description

	–	Rule 13a-14(a)/15d-14(a) Certifications

31.1		Certification by John D. Finnegan filed herewith.

31.2		Certification by Richard G. Spiro filed herewith.

	–	Section 1350 Certifications

32.1		Certification by John D. Finnegan filed herewith.

32.2		Certification by Richard G. Spiro filed herewith.

	–	Interactive Data File

101.INS*		XBRL Instance Document

101.SCH*		XBRL Taxonomy Extension Schema Document

101.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*		XBRL Taxonomy Extension Label Linkbase Document

101.PRE*		XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*		XBRL Taxonomy Extension Definition Linkbase Document

*	Pursuant to applicable securities laws and regulations, the Corporation is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Corporation has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, The Chubb Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHUBB CORPORATION (Registrant)
By:	/s/ John J. Kennedy
John J. Kennedy
Senior Vice-President and Chief Accounting Officer

Date: August 6, 2010