Form 10-Q
period 2010-09-30
CHUBB CORP
filed 2010-11-05
CIK 20171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2010
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
YES ☐      NO ☑
     The number of shares of common stock outstanding as of September 30, 2010 was 304,932,537.

THE CHUBB CORPORATION
INDEX

Page Number
Part I. Financial Information:

Item 1 — Financial Statements:

Consolidated Statements of Income for the Three Months and Nine Months Ended September 30, 2010 and 2009	1

Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	2

Consolidated Statements of Comprehensive Income for the Three Months and Nine Months Ended September 30, 2010 and 2009	3

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009	4

Notes to Consolidated Financial Statements	5

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 4 — Controls and Procedures	44

Part II. Other Information:

Item 1 — Legal Proceedings	45

Item 1A — Risk Factors	45

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 6 — Exhibits	47

Signatures	47
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I. FINANCIAL INFORMATION
Item 1 — Financial Statements
THE CHUBB CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
PERIODS ENDED SEPTEMBER 30

	Third Quarter		Nine Months
	2010	2009	2010	2009
	(in millions)
Revenues
Premiums Earned	$2,798	$2,836	$8,379	$8,490
Investment Income	412	414	1,248	1,224
Other Revenues	3	1	10	7
Realized Investment Gains (Losses), Net
Total Other-Than-Temporary Impairment Losses on Investments	—	(24)	(6)	(117)
Other-Than-Temporary Impairment Losses on Investments Recognized in Other Comprehensive Income	—	4	(3)	19
Other Realized Investment Gains (Losses), Net	54	89	280	(72)

Total Realized Investment Gains (Losses), Net	54	69	271	(170)

Total Revenues	3,267	3,320	9,908	9,551

Losses and Expenses
Losses and Loss Expenses	1,522	1,534	4,912	4,721
Amortization of Deferred Policy Acquisition Costs	774	775	2,279	2,260
Other Insurance Operating Costs and Expenses	105	116	327	321
Investment Expenses	9	11	27	27
Other Expenses	3	2	11	9
Corporate Expenses	70	73	218	221

Total Losses and Expenses	2,483	2,511	7,774	7,559

Income Before Federal and Foreign Income Tax	784	809	2,134	1,992
Federal and Foreign Income Tax	212	213	580	504

Net Income	$572	$596	$1,554	$1,488

Net Income Per Share

Basic	$1.82	$1.70	$4.80	$4.21
Diluted	1.80	1.69	4.76	4.18

Dividends Declared Per Share	.37	.35	1.11	1.05
See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
CONSOLIDATED BALANCE SHEETS

	Sept. 30,	Dec. 31,
	2010	2009
	(in millions)
Assets

Invested Assets
Short Term Investments	$2,046	$1,918
Fixed Maturities
Tax Exempt (cost $18,894 and $18,720)	20,248	19,587
Taxable (cost $16,071 and $16,470)	17,136	16,991
Equity Securities (cost $1,253 and $1,215)	1,404	1,433
Other Invested Assets	2,218	2,075

TOTAL INVESTED ASSETS	43,052	42,004

Cash	77	51
Accrued Investment Income	452	460
Premiums Receivable	1,974	2,101
Reinsurance Recoverable on Unpaid Losses and Loss Expenses	1,896	2,053
Prepaid Reinsurance Premiums	319	308
Deferred Policy Acquisition Costs	1,563	1,533
Deferred Income Tax	—	272
Goodwill	467	467
Other Assets	1,282	1,200

TOTAL ASSETS	$51,082	$50,449

Liabilities

Unpaid Losses and Loss Expenses	$22,755	$22,839
Unearned Premiums	6,133	6,153
Long Term Debt	3,975	3,975
Deferred Income Tax	148	—
Dividend Payable to Shareholders	115	118
Accrued Expenses and Other Liabilities	1,977	1,730

TOTAL LIABILITIES	35,103	34,815

Contingent Liabilities (Note 7)

Shareholders’ Equity

Common Stock — $1 Par Value; 371,980,460 Shares	372	372
Paid-In Surplus	191	224
Retained Earnings	17,435	16,235
Accumulated Other Comprehensive Income	1,314	720
Treasury Stock, at Cost — 67,047,923 and 39,972,796 Shares	(3,333)	(1,917)

TOTAL SHAREHOLDERS’ EQUITY	15,979	15,634

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$51,082	$50,449

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PERIODS ENDED SEPTEMBER 30

	Third Quarter		Nine Months
	2010	2009	2010	2009
	(in millions)
Net Income	$572	$596	$1,554	$1,488

Other Comprehensive Income (Loss), Net of Tax
Change in Unrealized Appreciation or Depreciation of Investments	457	813	620	1,328
Change in Unrealized Other-Than- Temporary Impairment Losses on Investments	3	3	7	(6)
Foreign Currency Translation Gains (Losses)	32	98	(62)	143
Amortization of Net Loss and Prior Service Cost Included in Net Postretirement Benefit Costs	10	9	29	21

	502	923	594	1,486

Comprehensive Income	$1,074	$1,519	$2,148	$2,974

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30

	2010	2009
	(in millions)
Cash Flows from Operating Activities
Net Income	$1,554	$1,488
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Increase in Unpaid Losses and Loss Expenses, Net	213	306
Increase (Decrease) in Unearned Premiums, Net	4	(196)
Decrease in Premiums Receivable	127	167
Change in Income Tax Recoverable or Payable	216	(33)
Amortization of Premiums and Discounts on Fixed Maturities	131	140
Depreciation	47	46
Realized Investment Losses (Gains), Net	(271)	170
Other, Net	(128)	(242)

Net Cash Provided by Operating Activities	1,893	1,846

Cash Flows from Investing Activities
Proceeds from Fixed Maturities
Sales	1,793	2,512
Maturities, Calls and Redemptions	2,079	2,031
Proceeds from Sales of Equity Securities	93	368
Purchases of Fixed Maturities	(3,965)	(5,838)
Purchases of Equity Securities	(108)	(13)
Investments in Other Invested Assets, Net	66	(1)
Increase in Short Term Investments, Net	(109)	(108)
Increase in Net Payable from Security Transactions Not Settled	112	143
Purchases of Property and Equipment, Net	(38)	(38)
Other, Net	(1)	4

Net Cash Used in Investing Activities	(78)	(940)

Cash Flows from Financing Activities
Increase in Funds Held under Deposit Contracts	23	3
Proceeds from Issuance of Common Stock Under Stock-Based Employee Compensation Plans	54	26
Repurchase of Shares	(1,509)	(564)
Dividends Paid to Shareholders	(357)	(366)

Net Cash Used in Financing Activities	(1,789)	(901)

Net Increase in Cash	26	5

Cash at Beginning of Year	51	56

Cash at End of Period	$77	$61

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
     Effective April 1, 2009, the Corporation adopted new guidance issued by the Financial Accounting Standards Board (FASB) related to the recognition and presentation of other-than-temporary impairments. This guidance was not permitted to be retroactively applied to prior periods’ financial statements; accordingly, consolidated financial statements for periods prior to April 1, 2009 have not been restated for this change in accounting policy. This accounting change is further described in Note (4)(b).
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

3) Accounting Pronouncements Not Yet Adopted
     In October 2010, the FASB issued new guidance related to the accounting for costs associated with acquiring or renewing insurance contracts. The guidance identifies which costs relating to the successful acquisition of new or renewal insurance contracts shall be capitalized. This guidance is effective for the Corporation for the year beginning January 1, 2012 and may be applied prospectively or retrospectively. The Corporation is in the process of assessing the effect that the implementation of the new guidance will have on its financial position and results of operations. The amount of acquisition costs the Corporation would defer under the new guidance is expected to be less than the amount deferred under the Corporation’s current accounting practice.
4) Invested Assets
(a) The amortized cost and fair value of fixed maturities and equity securities were as follows:

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
	(in millions)
Fixed maturities
Tax exempt	$18,894	$1,394	$40	$20,248

Taxable
U.S. Government and government agency and authority obligations	806	49	3	852
Corporate bonds	6,288	545	12	6,821
Foreign government and government agency obligations	5,881	327	3	6,205
Residential mortgage-backed securities	1,437	75	7	1,505
Commercial mortgage-backed securities	1,659	95	1	1,753

	16,071	1,091	26	17,136

Total fixed maturities	$34,965	$2,485	$66	$37,384

Equity securities	$1,253	$250	$99	$1,404

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
	(in millions)
Fixed maturities
Tax exempt	$18,720	$933	$66	$19,587

Taxable
U.S. Government and government agency and authority obligations	756	12	10	758
Corporate bonds	6,287	327	24	6,590
Foreign government and government agency obligations	5,903	221	11	6,113
Residential mortgage-backed securities	1,850	69	20	1,899
Commercial mortgage-backed securities	1,674	6	49	1,631

	16,470	635	114	16,991

Total fixed maturities	$35,190	$1,568	$180	$36,578

Equity securities	$1,215	$261	$43	$1,433

     At September 30, 2010 and December 31, 2009, the gross unrealized depreciation of fixed maturities included $5 million and $15 million, respectively, of unrealized other-than-temporary impairment losses recognized in accumulated other comprehensive income.
     The amortized cost and fair value of fixed maturities at September 30, 2010 by contractual maturity were as follows:

	Amortized	Fair
	Cost	Value
	(in millions)
Due in one year or less	$1,499	$1,523
Due after one year through five years	11,249	11,927
Due after five years through ten years	11,709	12,813
Due after ten years	7,412	7,863

	31,869	34,126
Residential mortgage-backed securities	1,437	1,505
Commercial mortgage-backed securities	1,659	1,753

	$34,965	$37,384

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

(b) The components of unrealized appreciation or depreciation, including unrealized other-than-temporary impairment losses, of investments carried at fair value were as follows:

	September 30	December 31
	2010	2009
	(in millions)
Fixed maturities
Gross unrealized appreciation	$2,485	$1,568
Gross unrealized depreciation	66	180

	2,419	1,388

Equity securities
Gross unrealized appreciation	250	261
Gross unrealized depreciation	99	43

	151	218

	2,570	1,606
Deferred income tax liability	899	562

	$1,671	$1,044

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
     The following table summarizes, for all investment securities in an unrealized loss position at September 30, 2010, the aggregate fair value and gross unrealized depreciation, including unrealized other-than-temporary impairment losses, by investment category and length of time that individual securities have continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Depreciation	Value	Depreciation	Value	Depreciation
	(in millions)
Fixed maturities
Tax exempt	$188	$2	$298	$38	$486	$40

Taxable
U.S. Government and government agency and authority obligations	34	1	17	2	51	3
Corporate bonds	108	3	161	9	269	12
Foreign government and government agency obligations	382	2	27	1	409	3
Residential mortgage- backed securities	—	—	41	7	41	7
Commercial mortgage- backed securities	5	1	—	—	5	1

	529	7	246	19	775	26

Total fixed maturities	717	9	544	57	1,261	66

Equity securities	141	21	307	78	448	99

	$858	$30	$851	$135	$1,709	$165

     At September 30, 2010, approximately 260 individual fixed maturity and equity securities were in an unrealized loss position, of which approximately 215 were fixed maturities. The Corporation does not have the intent to sell and it is not more likely than not that the Corporation will be required to sell these fixed maturities before the securities recover to their amortized cost value. In addition, the Corporation believes that none of the declines in the fair values of these fixed maturities relate to credit losses. The Corporation has the intent and ability to hold the equity securities in an unrealized loss position for a period of time sufficient to allow for the recovery of cost. The Corporation believes that none of the declines in the fair value of these fixed maturities and equity securities were other than temporary at September 30, 2010.
     The following table summarizes, for all investment securities in an unrealized loss position at December 31, 2009, the aggregate fair value and gross unrealized depreciation, including unrealized other-than-temporary impairment losses, by investment category and length of time that individual securities have continuously been in an unrealized loss position:

	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Depreciation	Value	Depreciation	Value	Depreciation
	(in millions)
Fixed maturities
Tax exempt	$542	$8	$1,048	$58	$1,590	$66

Taxable
U.S. Government and government agency and authority obligations	195	6	44	4	239	10
Corporate bonds	657	19	88	5	745	24
Foreign government and government agency obligations	809	11	—	—	809	11
Residential mortgage- backed securities	9	4	89	16	98	20
Commercial mortgage- backed securities	—	—	1,273	49	1,273	49

	1,670	40	1,494	74	3,164	114

Total fixed maturities	2,212	48	2,542	132	4,754	180

Equity securities	82	6	393	37	475	43

	$2,294	$54	$2,935	$169	$5,229	$223

     The change in unrealized appreciation or depreciation of investments carried at fair value, including the change in unrealized other-than-temporary impairment losses and the cumulative effect adjustment of $30 million as a result of adopting new guidance related to the recognition and presentation of other-than-temporary impairments during the second quarter of 2009, was as follows:

	Periods Ended September 30
	Third Quarter		Nine Months
	2010	2009	2010	2009
		(in millions)
Change in unrealized appreciation or depreciation of fixed maturities	$589	$1,081	$1,031	$1,775
Change in unrealized appreciation or depreciation of equity securities	118	175	(67)	213

	707	1,256	964	1,988
Deferred income tax	247	440	337	696

	$460	$816	$627	$1,292

(c) Realized investment gains and losses were as follows:

	Periods Ended September 30
	Third Quarter		Nine Months
	2010	2009	2010	2009
	(in millions)
Fixed maturities
Gross realized gains	$14	$30	$71	$95
Gross realized losses	(6)	(13)	(17)	(30)
Other-than-temporary impairment losses	—	(3)	(3)	(22)

	8	14	51	43

Equity securities
Gross realized gains	18	7	30	78
Gross realized losses	—	—	(1)	—
Other-than-temporary impairment losses	—	(17)	(6)	(76)

	18	(10)	23	2

Other invested assets	28	65	197	(215)

	$54	$69	$271	$(170)

(d) As of September 30, 2010 and December 31, 2009, fixed maturities still held by the Corporation for which a portion of their other-than-temporary impairment losses were recognized in other comprehensive income had cumulative credit-related losses of $20 million recognized in net income.

5) Fair Values of Financial Instruments
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
     The methods and assumptions used to estimate the fair values of financial instruments are as follows:
(i)	The carrying value of short term investments approximates fair value due to the short maturities of these investments.

(ii)	Fair values for fixed maturities are determined by management, utilizing prices obtained from an independent, nationally recognized pricing service or, in the case of securities for which prices are not provided by a pricing service, from independent brokers. For fixed maturities that have quoted prices in active markets, market quotations are provided. For fixed maturities that do not trade on a daily basis, the pricing service and brokers provide fair value estimates using a variety of inputs including, but not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, reference data, prepayment spreads and measures of volatility. Management reviews on an ongoing basis the reasonableness of the methodologies used by the relevant pricing service and brokers. In addition, management, using the prices received for the securities from the pricing service and brokers, determines the aggregate portfolio price performance and reviews it against applicable indices. If management believes that significant discrepancies exist, it will discuss these with the relevant pricing service or broker to resolve the discrepancies.

(iii)	Fair values of equity securities are based on quoted market prices.

(iv)	Fair values of long term debt issued by Chubb are determined by management, utilizing prices obtained from an independent, nationally recognized pricing service.

     The carrying values and fair values of financial instruments were as follows:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(in millions)
Assets
Invested assets
Short term investments	$2,046	$2,046	$1,918	$1,918
Fixed maturities	37,384	37,384	36,578	36,578
Equity securities	1,404	1,404	1,433	1,433

Liabilities
Long term debt	3,975	4,419	3,975	4,102
     A pricing service provides fair value amounts for approximately 99% of the Corporation’s fixed maturities. The prices obtained from a pricing service and brokers generally are non-binding, but are reflective of current market transactions in the applicable financial instruments.
     At September 30, 2010 and December 31, 2009, the Corporation did not hold financial instruments in its investment portfolio for which a lack of market liquidity impacted the determination of fair value.
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
     Level 3 — Inputs that are unobservable.

     The fair value of fixed maturities and equity securities categorized based upon the lowest level of input that was significant to the fair value measurement was as follows:

	September 30, 2010
	Level 1	Level 2	Level 3	Total
	(in millions)
Fixed maturities
Tax exempt	$—	$20,240	$8	$20,248
Taxable
U.S. Government and government Agency and authority obligations	—	852	—	852
Corporate bonds	—	6,688	133	6,821
Foreign government and government agency obligations	—	6,205	—	6,205
Residential mortgage-backed securities	—	1,493	12	1,505
Commercial mortgage-backed securities	—	1,753	—	1,753

	—	16,991	145	17,136

Total fixed maturities	—	37,231	153	37,384

Equity securities	1,391	—	13	1,404

	$1,391	$37,231	$166	$38,788

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(in millions)
Fixed maturities
Tax exempt	$—	$19,578	$9	$19,587
Taxable
U.S. Government and government agency and authority obligations	—	725	33	758
Corporate bonds	—	6,482	108	6,590
Foreign government and government agency obligations	—	6,113	—	6,113
Residential mortgage-backed securities	—	1,898	1	1,899
Commercial mortgage-backed securities	—	1,631	—	1,631

	—	16,849	142	16,991

Total fixed maturities	—	36,427	151	36,578

Equity securities	1,207	—	226	1,433

	$1,207	$36,427	$377	$38,011

     The amount of Level 3 equity securities at September 30, 2010 decreased compared to December 31, 2009 primarily due to the exchange, as a result of a merger, of equity securities of a non-public company in which the Corporation held an investment for equity securities of a public company for which a quoted price in an active market was available.
6) Segments Information
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
	(in millions)
Revenues
Property and casualty insurance
Premiums earned
Personal insurance	$942	$930	$2,800	$2,754
Commercial insurance	1,159	1,192	3,475	3,585
Specialty insurance	694	704	2,093	2,110

Total insurance	2,795	2,826	8,368	8,449

Reinsurance assumed	3	10	11	41

	2,798	2,836	8,379	8,490

Investment income	398	400	1,187	1,180

Total property and casualty Insurance	3,196	3,236	9,566	9,670

Corporate and other	17	15	71	51
Realized investment gains (losses), net	54	69	271	(170)

Total revenues	$3,267	$3,320	$9,908	$9,551

Income before income tax
Property and casualty insurance
Underwriting
Personal insurance	$125	$166	$143	$409
Commercial insurance	151	147	262	368
Specialty insurance	123	125	404	373

Total insurance	399	438	809	1,150

Reinsurance assumed	7	16	21	56

	406	454	830	1,206
Increase (decrease) in deferred policy acquisition costs	(7)	(31)	36	(11)

Underwriting income	399	423	866	1,195

Investment income	390	390	1,162	1,156

Other charges	(2)	(12)	(5)	(7)

Total property and casualty insurance	787	801	2,023	2,344

Corporate and other loss	(57)	(61)	(160)	(182)
Realized investment gains (losses), net	54	69	271	(170)

Total income before income tax	$784	$809	$2,134	$1,992

7) Contingent Liabilities
     Chubb and certain of its subsidiaries have been involved in the investigations by various Attorneys General and other regulatory authorities of several states, the U.S. Securities and Exchange Commission, the U.S. Attorney for the Southern District of New York and certain non-U.S. regulatory authorities with respect to certain business practices in the property and casualty insurance industry including (1) potential conflicts of interest and anti-competitive behavior arising from the payment of contingent commissions to brokers and agents and (2) loss mitigation and finite reinsurance arrangements. In connection with these investigations, Chubb and certain of its subsidiaries received subpoenas and other requests for information from various regulators. The Corporation has cooperated fully with these investigations. The Corporation has settled with several state Attorneys General and insurance departments all issues arising out of their investigations. The Attorney General of Ohio on August 24, 2007 filed an action in the Court of Common Pleas in Cuyahoga County, Ohio, against Chubb and certain of its subsidiaries, as well as several other insurers and one broker, as a result of the Ohio Attorney General’s business practices investigation. This action alleges violations of Ohio’s antitrust laws. In July 2008, the court denied the Corporation’s and the other defendants’ motions to dismiss the Ohio Attorney General’s complaint. Discovery is still on-going. Although no other Attorney General or regulator has initiated an action against the Corporation, it is possible that such an action may be brought against the Corporation with respect to some or all of the issues that were the focus of the business practice investigations.
     Individual actions and purported class actions arising out of the investigations into the payment of contingent commissions to brokers and agents have been filed in a number of federal and state courts. On August 1, 2005, Chubb and certain of its subsidiaries were named in a putative class action entitled In re Insurance Brokerage Antitrust Litigation in the U.S. District Court for the District of New Jersey (N.J. District Court). This action, brought against several brokers and insurers on behalf of a class of persons who purchased insurance through the broker defendants, asserts claims under the Sherman Act, state law and the Racketeer Influenced and Corrupt Organizations Act (RICO) arising from the alleged unlawful use of contingent commission agreements. On September 28, 2007, the N.J. District Court dismissed the second amended complaint filed by the plaintiffs in its entirety. In so doing, the court dismissed the plaintiffs’ Sherman Act and RICO claims with prejudice for failure to state a claim, and it dismissed the plaintiffs’ state law claims without prejudice because it declined to exercise supplemental jurisdiction over them. The plaintiffs appealed the dismissal of their second amended complaint to the U.S. Court of Appeals for the Third Circuit (Third Circuit). On August 13, 2010, the Third Circuit affirmed in part and vacated in part the N.J. District Court decision and remanded the case back to the N.J. District Court for further proceedings. As a result of the Third Circuit’s decision, the plaintiffs’ state law claims and certain of the plaintiffs’ Sherman Act and RICO claims were reinstated against the Corporation. The Corporation and the other defendants have filed motions to dismiss the reinstated claims and those motions are in the process of being briefed.

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
8) Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share:

	Periods Ended September 30
	Third Quarter		Nine Months
	2010	2009	2010	2009
	(in millions,
	except for per share amounts)
Basic earnings per share:
Net income	$572	$596	$1,554	$1,488

Weighted average shares outstanding	314.4	350.3	323.9	353.4

Basic earnings per share	$1.82	$1.70	$4.80	$4.21

Diluted earnings per share:
Net income	$572	$596	$1,554	$1,488

Weighted average shares outstanding	314.4	350.3	323.9	353.4
Additional shares from assumed exercise of stock-based compensation awards	2.9	3.2	2.4	3.0

Weighted average shares and potential shares assumed outstanding for computing diluted earnings per share	317.3	353.5	326.3	356.4

Diluted earnings per share	$1.80	$1.69	$4.76	$4.18

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
          Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition of the Corporation as of September 30, 2010 compared with December 31, 2009 and the results of operations for the nine months and three months ended September 30, 2010 and 2009. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes contained in this report and the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
•	Net income was $1.6 billion in the first nine months of 2010 and $572 million in the third quarter compared with $1.5 billion and $596 million, respectively, in the same periods of 2009. The higher net income in the first nine months of 2010 was due to net realized investment gains in the first nine months of 2010 compared with net realized investment losses in the same period in 2009. Operating income, which we define as net income excluding realized investment gains and losses after tax, was lower in the first nine months of 2010 compared with the same period of 2009. The lower net income in the third quarter of 2010 was due to lower operating income and lower net realized investment gains.

•	Operating income was $1.4 billion in the first nine months of 2010 and $537 million in the third quarter compared with $1.6 billion and $552 million, respectively, in the comparable periods of 2009. The lower operating income in the 2010 periods was due to lower underwriting income in our property and casualty insurance business. Management uses operating income, a non-GAAP financial measure, among other measures, to evaluate its performance because the realization of investment gains and losses in any period could be discretionary as to timing and can fluctuate significantly, which could distort the analysis of operating trends.

•	Underwriting results were highly profitable in the first nine months of both 2010 and 2009, but more so in 2009. Results were also highly profitable in the third quarter of both years. Our combined loss and expense ratio was 90.1% in the first nine months of 2010 and 86.2% in the third quarter compared with 86.5% and 85.4% in the respective periods of 2009. The less profitable results in the first nine months of 2010 were due primarily to a substantially higher impact of catastrophes. The impact of catastrophes accounted for 7.1 percentage points of the combined ratio in the first nine months of 2010 and 2.1 percentage points in the third quarter, compared with 1.1 and 0.8 percentage points, respectively, in the same periods of 2009.

•	During the first nine months and third quarter of 2010, we estimate that we experienced overall favorable development of about $600 million and $200 million, respectively, on loss reserves established as of the previous year end, due primarily to favorable loss experience in the professional liability, commercial liability and personal insurance classes. During the first nine months of 2009, we estimate that we experienced overall favorable development of about $545 million, due to better than expected results in several classes, particularly the professional liability classes. During the third quarter of 2009, we estimate that we experienced overall favorable development of $205 million, primarily in the professional liability and personal insurance classes.

•	Total net premiums written increased by 1% in the first nine months and third quarter of 2010 compared with the same periods in 2009. The increase in the first nine months of 2010 was attributable to the impact of currency fluctuation as a result of a weaker U.S. dollar relative to several currencies in which we write business in the first nine months of 2010 compared to the same period of 2009. Currency fluctuation did not have a significant effect on written premium growth in the third quarter of 2010. Growth in net premiums written has been limited by the ongoing impact of the general economic downturn and our continued emphasis on underwriting discipline in a market environment that remains competitive.

•	Property and casualty investment income after tax increased by 1% in the first nine months of 2010 and was flat in the third quarter compared with the same periods in 2009. Growth was positively affected in the first nine months of 2010 by the effects of currency fluctuation on income from our non-U.S. investments, in what continued to be a low yield investment environment. Currency fluctuation did not have a significant effect on investment income growth in the third quarter of 2010. Management uses property and casualty investment income after tax, a non-GAAP financial measure, to evaluate its investment performance because it reflects the impact of any change in the proportion of the investment portfolio invested in tax exempt securities and is therefore more meaningful for analysis purposes than investment income before income tax.

•	Net realized investment gains before tax were $271 million ($176 million after tax) in the first nine months of 2010 compared with net realized losses before tax of $170 million ($111 million after tax) in the same period of 2009. Net realized investment gains before tax were $54 million ($35 million after tax) in the third quarter of 2010 compared with net realized gains of $69 million ($44 million after tax) in the same period of 2009. The net realized gains in the first nine months of 2010 were primarily related to investments in limited partnerships, which are reported on a quarter lag. The net realized losses in the first nine months of 2009 were primarily attributable to losses from investments in limited partnerships. The net realized gains in the third quarter of 2010 were primarily related to sales of securities and, to a lesser extent, investments in limited partnerships. The net realized gains in the third quarter of 2009 were primarily attributable to gains related to investments in limited partnerships.
     A summary of our consolidated net income is as follows:

	Nine Months		Third Quarter
	2010	2009	2010	2009
	(in millions)
Property and casualty insurance	$2,023	$2,344	$787	$801
Corporate and other	(160)	(182)	(57)	(61)

Consolidated operating income before income tax	1,863	2,162	730	740
Federal and foreign income tax	485	563	193	188

Consolidated operating income	1,378	1,599	537	552
Realized investment gains (losses) after income tax	176	(111)	35	44

Consolidated net income	$1,554	$1,488	$572	$596

Property and Casualty Insurance
          A summary of the results of operations of our property and casualty insurance business is as follows:

	Periods Ended September 30
	Nine Months		Third Quarter
	2010	2009	2010	2009
	(in millions)
Underwriting
Net Premiums Written	$8,383	$8,294	$2,732	$2,705
Decrease (Increase) in Unearned Premiums	(4)	196	66	131

Premiums Earned	8,379	8,490	2,798	2,836

Losses and Loss Expenses	4,912	4,721	1,522	1,534
Operating Costs and Expenses	2,615	2,541	864	841
Decrease (Increase) in Deferred Policy Acquisition Costs	(36)	11	7	31
Dividends to Policyholders	22	22	6	7

Underwriting Income	866	1,195	399	423

Investments
Investment Income Before Expenses	1,187	1,180	398	400
Investment Expenses	25	24	8	10

Investment Income	1,162	1,156	390	390

Other Charges	(5)	(7)	(2)	(12)

Property and Casualty Income Before Tax	$2,023	$2,344	$787	$801

Property and Casualty Investment Income After Tax	$941	$935	$317	$317

          Property and casualty income before tax was lower in the first nine months of 2010 compared to the same period in 2009 and was lower, by a lesser margin, in the third quarter of 2010 compared to the same period of 2009. The lower income was due to a decrease in underwriting income, which was primarily the result of a higher impact of catastrophes during the 2010 periods. Investment income increased slightly in the first nine months of 2010 and was flat in the third quarter compared to the same periods of 2009.
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
     Net Premiums Written
          Net premiums written were $8.4 billion in the first nine months of 2010 and $2.7 billion in the third quarter, compared with $8.3 billion and $2.7 billion, respectively, in the comparable periods of 2009.
          Net premiums written by business unit were as follows:

	Nine Months Ended			Quarter Ended
	Sept. 30		% Incr.	Sept. 30		% Incr.
	2010	2009	(Decr.)	2010	2009	(Decr.)
	(in millions)			(in millions)
Personal insurance	$2,862	$2,750	4%	$980	$946	4%
Commercial insurance	3,534	3,559	(1)	1,082	1,086	—
Specialty insurance	1,981	1,968	1	669	669	—

Total insurance	8,377	8,277	1	2,731	2,701	1
Reinsurance assumed	6	17	(65)	1	4	(75)

Total	$8,383	$8,294	1	$2,732	$2,705	1

          Net premiums written increased by 1% in the first nine months and third quarter of 2010 compared with the same periods in 2009. Premiums in the United States, which represented 74% of our premiums written in the first nine months of 2010, decreased by 2% in the first nine months and were flat in the third quarter. Premiums outside the United States, expressed in U.S. dollars, increased by 11% in the first nine months and 6% in the third quarter. The increase in premiums written outside the United States was partly due to the impact of the weaker U.S. dollar relative to several currencies in which we wrote business in the first nine months and third quarter of 2010 compared to the same periods of 2009. Net premiums written outside the United States grew modestly in both periods when measured in local currencies.
          Premium growth was constrained in the first nine months of 2010 by the challenging economic environment and a highly competitive marketplace where we continued our emphasis on underwriting discipline. Overall, renewal rates in the first nine months of 2010 in the U.S. were flat in commercial lines and down slightly in the professional liability business in comparison to expiring rates. The amounts of coverage purchased or the insured exposure amounts, both of which are bases upon which we calculate the premiums we charge, were generally flat to down slightly due to the general downturn in the economy which began in 2008. We continued to retain a high percentage of our existing customers, albeit in some cases with reduced amounts of coverage or lower insured exposures, and to renew those accounts at what we believe are acceptable rates relative to the risks. We expect the highly competitive market to continue throughout the remainder of 2010.

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
          For property risks in the United States and Canada, we purchase catastrophe reinsurance in two forms. We purchase traditional catastrophe reinsurance, including our primary treaty which we refer to as the North American catastrophe treaty, as well as the supplemental catastrophe reinsurance purchased in June 2010. We have also arranged for the purchase of multi-year, collateralized reinsurance coverage funded through the issuance of collateralized risk linked securities, known as catastrophe bonds.
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

          For hurricane events in Florida, we have reinsurance from the Florida Hurricane Catastrophe Fund (FHCF), which is a state-mandated fund designed to reimburse insurers for a portion of their residential catastrophic hurricane losses. Our participation in this program limits our initial retention in Florida for homeowners-related losses to approximately $155 million and provides coverage of 90% of covered losses between approximately $155 million and $560 million. Additionally, certain catastrophe bond coverages provide coverage of approximately 50% of Florida homeowners-related hurricane losses between $850 million and $1.15 billion.
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
          Underwriting results were highly profitable in the first nine months of 2010 and 2009, but more so in 2009. Results were also highly profitable in the third quarter of both years. The combined loss and expense ratio for our overall property and casualty business was as follows:

	Periods Ended September 30
	Nine Months		Third Quarter
	2010	2009	2010	2009
Loss ratio	58.8%	55.8%	54.5%	54.2%
Expense ratio	31.3	30.7	31.7	31.2

Combined ratio	90.1%	86.5%	86.2%	85.4%

          The loss ratio was higher in the first nine months and slightly higher in the third quarter of 2010 compared with the same periods in 2009. The increase in both periods was due to a higher impact from catastrophe losses. The loss ratio in all periods reflected favorable loss experience which we believe resulted from our disciplined underwriting in recent years as well as relatively mild loss trends in certain classes of business.
          The impact of catastrophes in the first nine months of 2010 was $595 million, including incurred losses of $586 million and reinsurance reinstatement premium costs of $9 million, which collectively represented 7.1 percentage points of the combined loss and expense ratio. This compares with catastrophe losses of $91 million, or 1.1 percentage points, in the same period in 2009. The $9 million reinstatement premium reinstated coverage under property catastrophe treaties for events outside the United States, including coverage for property catastrophe losses in parts of Latin America. Catastrophe losses in the third quarter of 2010 were $58 million, which represented 2.1 percentage points of the combined loss and expense ratio, compared with catastrophe losses of $22 million, or 0.8 percentage points, in the same period of 2009. A significant portion of the catastrophe losses in the first nine months of 2010 related to numerous storms in the United States, including a severe hail storm in Oklahoma in the second quarter, and the earthquake in Chile in the first quarter.
          The expense ratio was higher in the first nine months and third quarter of 2010 compared with the same periods in 2009. The increases in the first nine months and the third quarter of 2010 compared to the same periods in 2009 were due to growth, including outside the United States, in certain classes of business with higher commission rates and, to a lesser extent, overhead expenses increasing at a rate that exceeded the rate of growth of premiums written.

     Review of Underwriting Results by Business Unit
     Personal Insurance
          Net premiums written from personal insurance, which represented 34% of our premiums written in the first nine months of 2010, increased by 4% in the first nine months and third quarter of 2010 compared with the same periods in 2009. The increase in the first nine months of 2010 was largely due to the impact of currency fluctuation on business written outside the U.S. Excluding the impact of currency fluctuation, premiums from personal insurance increased slightly in the first nine months of 2010. The increase in the third quarter of 2010, which was only modestly impacted by currency fluctuation, was due to growth in select classes of business written outside the United States. Net premiums written for the classes of business within the personal insurance segment were as follows:

	Nine Months Ended			Quarter Ended
	Sept. 30			Sept. 30
	2010	2009	% Incr.	2010	2009	% Incr.
	(in millions)			(in millions)
Automobile	$474	$428	11%	$160	$150	7%
Homeowners	1,795	1,771	1	631	620	2
Other	593	551	8	189	176	7

Total personal	$2,862	$2,750	4	$980	$946	4

          Personal automobile premiums increased in the first nine months and third quarter of 2010, driven by growth outside the United States, due to the impact of currency fluctuation and new business. Premiums for automobile business written in the United States decreased due to a highly competitive marketplace. Premium growth in our homeowners business continued to be constrained by the downturn in the United States economy which has resulted in a slowdown in new housing construction as well as lower demand for jewelry and fine arts. Premiums from our other personal business, which includes accident and health, excess liability and yacht coverages, increased in the first nine months and third quarter of 2010 compared with the same periods in 2009, due in large part to growth in the accident and health business written outside the United States, including a benefit from the effect of currency fluctuation in the nine month period.
          Our personal insurance business produced profitable underwriting results in the first nine months of 2010 compared with highly profitable results in the same period of 2009. Results were highly profitable in the third quarter of both years, but more so in 2009. Results in the 2010 periods reflected the impact of higher homeowners catastrophe losses. The combined loss and expense ratios for the classes of business within the personal insurance segment were as follows:

	Periods Ended September 30
	Nine Months		Third Quarter
	2010	2009	2010	2009
Automobile	91.1%	89.1%	91.7%	87.2%
Homeowners	96.1	81.9	81.0	77.3
Other	90.7	92.8	94.2	90.9
Total personal	94.2	85.2	85.4	81.6

          Our personal automobile business produced profitable results in the first nine months and third quarter of 2010 and 2009, but more so in the 2009 periods. Results in all periods benefited from favorable prior year loss development.
          Homeowners results were profitable in the first nine months of 2010 compared with highly profitable results in the same period of 2009. Results were highly profitable in the third quarter of both years, but more so in 2009. The less profitable results in the 2010 periods were due to higher catastrophe losses. Catastrophe losses represented 20.3 percentage points of the combined ratio for this class in the first nine months of 2010 compared with 2.1 percentage points in the same period in 2009. Catastrophe losses represented 5.7 percentage points of the combined ratio in the third quarter of 2010. In the third quarter of 2009, the impact of catastrophe losses, which included subrogation recoveries related to the California wildfires of 2007, slightly reduced the combined ratio.
          Other personal results were profitable in the first nine months and the third quarter of 2010 and 2009. The increase in profitability in the first nine months of 2010 reflected improved results in the accident and health component of our other personal business. Our accident and health business produced profitable results in the first nine months and third quarter of 2010 compared with unprofitable results in the same periods in 2009. Our excess liability business produced highly profitable results in the first nine months and third quarter of both 2010 and 2009; results were exceptionally profitable in the third quarter of 2009. Our yacht business produced highly profitable results in the first nine months of 2010, but were unprofitable in the third quarter. Yacht results were highly profitable in the comparable periods of 2009. Our other personal business experienced favorable prior year loss development in each period, but more so in the 2010 periods.
     Commercial Insurance
          Net premiums written from commercial insurance, which represented 42% of our premiums written in the first nine months of 2010, decreased by 1% in the first nine months of 2010 and were flat in the third quarter compared with the same periods a year ago. Net premiums written for the classes of business within the commercial insurance segment were as follows:

	Nine Months Ended			Quarter Ended
	Sept. 30		% Incr.	Sept. 30		% Incr.
	2010	2009	(Decr.)	2010	2009	(Decr.)
	(in millions)			(in millions)
Multiple peril	$817	$835	(2)%	$277	$274	1%
Casualty	1,162	1,161	—	350	346	1
Workers’ compensation	586	610	(4)	177	186	(5)
Property and marine	969	953	2	278	280	(1)

Total commercial	$3,534	$3,559	(1)	$1,082	$1,086	—

          The decrease in total premiums in our commercial insurance business in the first nine months of 2010 was tempered somewhat by the positive impact of currency fluctuation on business written outside the United States, particularly in the casualty and property and marine lines of business. Excluding the impact of currency fluctuation, premiums in our commercial insurance business decreased modestly in the first nine months of 2010. The impact of currency fluctuation on premium growth in the third quarter of 2010 was not significant. Net premiums written in both periods reflected slightly reduced exposures on renewal business due to the continuing effects of the weak economy, although the decline in renewal exposures has progressively lessened throughout the year. Overall, commercial insurance renewal rates in the United States were flat in the first nine months of 2010. Retention levels of our existing customers remained strong, with modest improvement over those in the first nine months of 2009. New business volume in the first nine months of 2010 was up modestly compared with the same period in 2009. We have continued to maintain our underwriting discipline in the competitive market, renewing business and writing new business only where we believe we are securing acceptable rates and appropriate terms and conditions for the exposures. We expect the competitive conditions in the market will continue for the remainder of this year.
          Our commercial insurance business produced profitable underwriting results in the first nine months of 2010 compared with highly profitable results in the same period of 2009. Results were highly profitable in the third quarter of both years, but more so in 2010. The combined loss and expense ratios for the classes of business within the commercial insurance segment were as follows:

	Periods Ended September 30
	Nine Months		Third Quarter
	2010	2009	2010	2009
Multiple peril	97.2%	85.5%	84.5%	91.0%
Casualty	91.3	96.4	94.9	93.9
Workers’ compensation	92.1	91.5	95.0	95.7
Property and marine	88.1	85.0	83.3	83.0
Total commercial	91.9	89.9	89.1	90.5
          Results for our commercial insurance business were less profitable in the first nine months of 2010 compared to the same period in 2009 due to a higher impact of catastrophes in both the multiple peril and property and marine classes. The impact of catastrophes represented 6.3 percentage points of the combined ratio for the commercial insurance segment in the first nine months of 2010 compared with 1.6 percentage points in the comparable period in 2009. The higher impact of catastrophe losses in the first nine months of 2010 was offset in part by better results in the casualty class as well as better non-catastrophe loss experience in the property and marine classes. Results for our commercial insurance business were modestly more profitable in the third quarter of 2010 compared to the same period of 2009 due to improved results in our multiple peril business, attributable in part to lower catastrophe losses in that class. Overall, the impact of catastrophes represented 2.0 percentage points of the combined ratio in the third quarter compared with 2.6 percentage points in 2009. Results in both years benefited from disciplined risk selection and appropriate policy terms and conditions in recent years.
          Multiple peril results were profitable in the first nine months of 2010 compared with highly profitable results in the same period of 2009. Results were highly profitable in the third quarter of 2010 compared with profitable results in the same period of 2009. The less profitable results in the first nine months of 2010 compared to the same period of 2009 were due to the significant impact of catastrophes. The improved results in the third quarter of 2010 compared to the same period of 2009 were due to better results in both the liability and property components of this business, the latter due to lower catastrophe losses. The impact of catastrophes was 14.9 percentage points of the combined ratio for this class in the first nine months of 2010 and 1.1 percentage points in the third quarter compared with 2.4 and 4.5 percentage points, respectively, in the comparable periods of 2009. Results in the first nine months of 2010 included better current accident year non-catastrophe loss experience in the property component of this business than in 2009. The liability component of this business was profitable in the first nine months and third quarter of 2010 compared to highly profitable results and breakeven results in the first nine months and third quarter, respectively, of 2009. Results in the first nine months of both years for both the property and liability components of this business benefited from favorable prior year loss development.
          Our casualty business produced profitable results in the first nine months of both 2010 and 2009, but more so in 2010. Results in the third quarter of both years were also profitable. Results improved in the first nine months of 2010 due to substantial improvement in the excess liability component of this business. The excess liability component produced highly profitable results in the first nine months of 2010 compared with profitable results in the same period in 2009. Results for this component were highly profitable in the third quarter of both years. Results for the excess liability component in the first nine months of 2010 benefited from an increase in the amount of favorable prior year loss development compared with the same period in 2009. Results for the primary liability component were profitable in the first nine months of both years, but more so in 2009. Results for this component were unprofitable in the third quarter of 2010 compared to breakeven results in the same period of 2009 partly due to more large loss activity. The automobile component of this business produced breakeven results in the first nine months of 2010 compared with profitable results in the same period of 2009. Results for this component were near breakeven in the third quarter of 2010 compared with breakeven results in the same period of 2009. Casualty results were adversely affected by incurred losses related to toxic waste claims in the first nine months and third quarter of both years. These losses represented 2.2 and 3.8 percentage points of the combined ratio in the first nine months of 2010 and 2009, respectively, and 2.4 and 2.8 percentage points in the third quarter of 2010 and 2009, respectively.
          Workers’ compensation results were profitable in the first nine months and third quarter of both 2010 and 2009. Results in both years benefited from our disciplined risk selection during the past several years.
          Property and marine results were highly profitable in the first nine months of 2010 and 2009, but less so in 2010 due to a higher impact of catastrophe losses. Results in the third quarter of both years were also highly profitable. Catastrophe losses represented 8.5 percentage points of the combined ratio for this class in the first nine months of 2010 and 5.0 percentage points in the third quarter compared with 2.6 and 5.0 percentage points, respectively, in the comparable periods of 2009.

     Specialty Insurance
          Net premiums written from specialty insurance, which represented 24% of our premiums written in the first nine months of 2010, increased by 1% in the first nine months of 2010 and were flat in the third quarter compared with the same periods in 2009. Net premiums written for the classes of business within the specialty insurance segment were as follows:

	Nine Months Ended			Quarter Ended
	Sept. 30			Sept. 30		% Incr.
	2010	2009	% Incr.	2010	2009	(Decr.)
	(in millions)			(in millions)
Professional liability	$1,735	$1,725	1%	$582	$588	(1)%
Surety	246	243	1	87	81	7

Total specialty	$1,981	$1,968	1	$669	$669	—

          Growth in net premiums written in our professional liability business in the first nine months of 2010 was favorably impacted by currency fluctuation on business written outside the United States. Excluding the impact of currency fluctuation, net premiums written were down slightly in 2010. Currency fluctuation had no effect on premium growth in the third quarter of 2010. Renewal rates in the U.S. decreased slightly overall in the first nine months of 2010 compared with those in the same period of 2009. Retention levels were higher in the first nine months of 2010 compared with those in the same period of 2009, while new business volume was down modestly. We have continued our focus on underwriting discipline, obtaining what we believe are acceptable rates and appropriate terms and conditions on both new business and renewals.
          Net premiums written for our surety business increased slightly in the first nine months of 2010. Premium growth for this business in the third quarter of 2010 was attributable, in part, to new business in non-U.S. locations. We expect that surety premium growth will be constrained for the remainder of the year.
          Our specialty insurance business produced highly profitable underwriting results in the first nine months and third quarter of 2010 and 2009. The combined loss and expense ratios for the classes of business within the specialty insurance segment were as follows:

	Periods Ended September 30
	Nine Months		Third Quarter
	2010	2009	2010	2009
Professional liability	87.5%	90.4%	89.3%	90.0%
Surety	42.5	36.5	40.0	32.5
Total specialty	82.2	84.2	83.3	83.6
          Our professional liability business produced highly profitable results in the first nine months and third quarter of 2010 and 2009. Results in the fiduciary liability class were highly profitable in each of the periods. The employment practices liability class produced highly profitable results in the first nine months and third quarter of both years, but more so in the 2009 periods. Results for the fidelity class were highly profitable in the first nine months of both years. Results in the third quarter of both years were profitable, but less so in 2010. Results in the directors and officers liability class were highly profitable in the first nine months and third quarter of 2010 compared with profitable results in the same periods in 2009. Results in the errors and omissions liability class were highly unprofitable in the first nine months and third quarter of both years. The overall results for our professional liability business were more profitable in the 2010 periods due primarily to an improvement in the current accident year loss ratio. The current accident year combined ratio for our professional liability business is modestly below breakeven, lower than that for the 2009 accident year, which was more affected by the financial market crisis. The favorable prior year loss development in the first nine months and third quarter of 2010 was driven mainly by continued positive loss trends related to accident years 2007 and prior.
          Surety results were highly profitable in the first nine months and third quarter of both 2010 and 2009. Our surety business tends to be characterized by infrequent but potentially high severity losses.
     Reinsurance Assumed
          Net premiums written from our reinsurance assumed business, which is in runoff, were not significant in the first nine months and third quarter of 2010 or 2009.
          Reinsurance assumed results were profitable in the first nine months and third quarter of 2010 and 2009. Results in the first nine months of both years, but more so in 2009, benefited from favorable prior year loss development.
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

          Our gross case and incurred but not reported (IBNR) loss reserves and related reinsurance recoverable by class of business were as follows:

					Net
	Gross Loss Reserves			Reinsurance	Loss
	Case	IBNR	Total	Recoverable	Reserves
September 30, 2010	(in millions)
Personal insurance
Automobile	$248	$164	$412	$13	$399
Homeowners	407	329	736	20	716
Other	343	681	1,024	165	859

Total personal	998	1,174	2,172	198	1,974

Commercial insurance
Multiple peril	600	1,165	1,765	59	1,706
Casualty	1,417	5,017	6,434	352	6,082
Workers’ compensation	897	1,487	2,384	186	2,198
Property and marine	663	457	1,120	328	792

Total commercial	3,577	8,126	11,703	925	10,778

Specialty insurance
Professional liability	1,593	6,270	7,863	449	7,414
Surety	20	49	69	8	61

Total specialty	1,613	6,319	7,932	457	7,475

Total insurance	6,188	15,619	21,807	1,580	20,227

Reinsurance assumed	272	676	948	316	632

Total	$6,460	$16,295	$22,755	$1,896	$20,859

					Net
	Gross Loss Reserves			Reinsurance	Loss
	Case	IBNR	Total	Recoverable	Reserves
December 31, 2009	(in millions)
Personal insurance
Automobile	$226	$187	$413	$13	$400
Homeowners	395	293	688	23	665
Other	372	660	1,032	160	872

Total personal	993	1,140	2,133	196	1,937

Commercial insurance
Multiple peril	550	1,091	1,641	26	1,615
Casualty	1,499	4,849	6,348	360	5,988
Workers’ compensation	887	1,448	2,335	197	2,138
Property and marine	781	426	1,207	449	758

Total commercial	3,717	7,814	11,531	1,032	10,499

Specialty insurance
Professional liability	1,626	6,379	8,005	453	7,552
Surety	18	48	66	8	58

Total specialty	1,644	6,427	8,071	461	7,610

Total insurance	6,354	15,381	21,735	1,689	20,046

Reinsurance assumed	305	799	1,104	364	740

Total	$6,659	$16,180	$22,839	$2,053	$20,786

          Loss reserves, net of reinsurance recoverable, increased by $73 million during the first nine months of 2010. The increase in loss reserves reflected a decrease of approximately $140 million related to currency fluctuation due to the strength of the U.S. dollar at September 30, 2010 compared to December 31, 2009. Loss reserves related to our insurance business increased by $181 million during the first nine months of 2010 due in large part to catastrophe-related losses. Loss reserves related to our reinsurance assumed business, which is in runoff, decreased by $108 million.
          The increase in gross case and IBNR reserves related to our homeowners and commercial multiple peril classes of business during the first nine months of 2010 was due largely to catastrophe losses in the first nine months of 2010 that remained unpaid at September 30. The decrease in gross case and IBNR reserves related to our professional liability classes of business in the first nine months of 2010 was partly due to the impact of currency fluctuation.
          In establishing the loss reserves of our property and casualty subsidiaries, we consider facts currently known and the present state of the law and coverage litigation. Based on all information currently available, we believe that the aggregate loss reserves at September 30, 2010 were adequate to cover claims for losses that had occurred as of that date, including both those known to us and those yet to be reported. However, as discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2009, there are significant uncertainties inherent in the loss reserving process. It is therefore possible that management’s estimate of the ultimate liability for losses that had occurred as of September 30, 2010 may change, which could have a material effect on the Corporation’s results of operations and financial condition.
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
          We estimate that we experienced overall favorable prior year development of about $600 million during the first nine months of 2010 and $200 million in the third quarter compared with favorable prior year development of about $545 million and $205 million in the comparable periods of 2009.
          The favorable development in the first nine months of 2010 was primarily in the professional liability classes due to continued favorable loss trends related to accident years 2007 and prior and particularly outside the United States, in the commercial liability classes related mainly to accident years 2007 and prior, and in the personal insurance classes. The favorable development in the first nine months of 2009 was primarily in the professional liability classes due to favorable loss trends related to accident years 2006 and prior, in the commercial property classes largely related to the 2008 accident year, in the commercial casualty classes related to accident years 2006 and prior and in the personal insurance classes.

     Investment Results
          Property and casualty investment income before taxes increased by 1% in the first nine months of 2010 and was flat in the third quarter of 2010 compared with the same periods in 2009. The growth in property and casualty investment income for the first nine months included a slight positive impact from the effect of currency fluctuation on the income of our non-U.S. investments. While the average invested assets of the property and casualty subsidiaries were higher during the first nine months of 2010 and the third quarter of 2010 compared with the same periods of 2009, growth in investment income was limited by the continuing impact of the low yield environment on the investment of both new cash and the proceeds of maturing fixed maturity securities.
          The effective tax rate on investment income was 19.0% in the first nine months of 2010 compared with 19.1% in the same period of 2009. The effective tax rate fluctuates as a result of our holding a different proportion of our investment portfolio in tax exempt securities during different periods.
          On an after-tax basis, property and casualty investment income increased by 1% in the first nine months of 2010 and was flat in the third quarter of 2010 compared with the same periods in 2009. The after-tax annualized yield on the investment portfolio that supports our property and casualty insurance business was 3.28% and 3.40% in the first nine months of 2010 and 2009, respectively.
Corporate and Other
          Corporate and other comprises investment income earned on corporate invested assets, interest expense and other expenses not allocated to our operating subsidiaries and the results of our non-insurance subsidiaries.
          Corporate and other produced a loss before taxes of $160 million in the first nine months of 2010 compared with a loss of $182 million in the first nine months of 2009. The lower loss in 2010 was due to higher investment income, which included a $20 million special dividend received during the second quarter of 2010 on an equity security investment.

Realized Investment Gains and Losses
          Net realized investment gains and losses were as follows:

	Periods Ended September 30
	Third Quarter		Nine Months
	2010	2009	2010	2009
	(in millions)
Net realized gains (losses)
Fixed maturities	$8	$17	$54	$65
Equity securities	18	7	29	78
Other invested assets	28	65	197	(215)

	54	89	280	(72)

Other-than-temporary impairment losses
Fixed maturities	—	(3)	(3)	(22)
Equity securities	—	(17)	(6)	(76)

	—	(20)	(9)	(98)

Realized investment gains (losses) before tax	$54	$69	$271	$(170)

Realized investment gains (losses) after tax	$35	$44	$176	$(111)

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
          The net realized gains of the limited partnerships reported in the first nine months of 2010 reflected the strong performance of the equity and high yield investment markets in the fourth quarter of 2009 and the first quarter of 2010. In the first nine months of 2009, the limited partnership losses were largely due to losses on the underlying assets held by the limited partnerships that reflected both the decline in the value of equities and the increase in credit spreads that occurred during late 2008.
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
Income Taxes
          Net income in the first nine months of 2010 included an income tax charge of $22 million in the first quarter related to a decrease in deferred tax assets as a result of federal health care legislation enacted in March 2010. The legislation eliminated the tax benefit associated with Medicare Part D subsidies we expect to receive for providing qualifying prescription drug coverage to retirees.
Capital Resources and Liquidity
          Capital resources and liquidity represent a company’s overall financial strength and its ability to generate cash flows, borrow funds at competitive rates and raise new capital to meet operating and growth needs.
     Capital Resources
          Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. At September 30, 2010, the Corporation had shareholders’ equity of $16.0 billion and total debt of $4.0 billion.

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
          In December 2009, the Board of Directors authorized the repurchase of up to 25,000,000 shares of Chubb’s common stock. In June 2010, the Board of Directors authorized an increase of 14,000,000 shares to the authorization approved in December 2009. The authorization has no expiration date. During the first nine months of 2010, we repurchased 29,555,869 shares of Chubb’s common stock in open market transactions at a cost of $1.5 billion. As of September 30, 2010, 6,604,256 shares remained under the share repurchase authorization. We expect to repurchase all of the shares remaining under the authorization by the end of 2010, subject to market conditions.
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
          Our strong underwriting and investment results continued to generate substantial cash from operations. New cash available for investment by our property and casualty subsidiaries was approximately $275 million in the first nine months of 2010 compared with $1.1 billion in the same period in 2009. New cash available for investment by our property and casualty subsidiaries was lower as a result of $1.6 billion of dividends paid to Chubb by the property and casualty subsidiaries in the first nine months of 2010 compared with $600 million of dividends paid to Chubb in the first nine months of 2009. The impact of lower income tax payments on new cash available for investment was partially offset by higher loss payments in the first nine months of 2010 compared with the same period in 2009.
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
          During the first nine months of 2010, the property and casualty subsidiaries paid aggregate dividends of $1.6 billion to Chubb. Included in this amount was $700 million of dividends paid in the second quarter which was deemed to be extraordinary due to the limitation on the amount of dividends that may be paid within twelve consecutive months. As a result, regulatory approval was required and obtained for the payment of this dividend as well as the $600 million of dividends paid in the third quarter. Regulatory approval will be required for the payment by the subsidiaries of any additional dividends during the remainder of the year.

Invested Assets
          The main objectives in managing our investment portfolios are to maximize after-tax investment income and total investment returns while minimizing credit and interest rate risks in order to ensure that funds will be available to meet our insurance obligations. Investment strategies are developed based on many factors including underwriting results and our resulting tax position, regulatory requirements, fluctuations in interest rates and consideration of other market risks. Investment decisions are centrally managed by investment professionals based on guidelines established by management and approved by the boards of directors of Chubb and its respective operating companies.
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
          Our objective is to achieve the appropriate mix of taxable and tax exempt securities in our portfolio to balance both investment and tax strategies. At September 30, 2010 and December 31, 2009, 67% of our fixed maturity portfolio which supports our U.S. operations was invested in highly rated tax exempt bonds. Although about 40% of our tax exempt bonds are insured, the effect of insurance on the average credit rating of these bonds is insignificant. The insured tax exempt bonds in our portfolio have been selected based on the quality of the underlying credit and not the value of the credit insurance enhancement.
          At September 30, 2010, we held $3.3 billion of highly rated mortgage-backed securities which composed 19% of our taxable bond portfolio. About 45% of these securities are residential mortgage-backed securities, consisting of government agency pass-through securities guaranteed by a government agency or a government sponsored enterprise (GSE), GSE collateralized mortgage obligations (CMOs) and other CMOs, all backed by single family home mortgages. The majority of the CMOs are actively traded in liquid markets. The balance of the mortgage- backed securities are call protected, commercial mortgage-backed securities (CMBS). About 95% of our CMBS are senior securities with the highest level of subordination. The remainder of our CMBS are seasoned securities that were issued in 2004 or earlier.
          The net unrealized appreciation before tax of our fixed maturities and equity securities carried at fair value was $2.6 billion at September 30, 2010 compared with net unrealized appreciation before tax of $1.6 billion at December 31, 2009. Such unrealized appreciation is reflected in accumulated other comprehensive income, net of applicable deferred income tax.

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
          At September 30, 2010 and December 31, 2009, we did not hold financial instruments in our investment portfolio for which a lack of market liquidity impacted our determination of fair value.
Accounting Pronouncements Not Yet Adopted
          In October 2010, the Financial Accounting Standards Board issued new guidance related to the accounting for costs associated with acquiring or renewing insurance contracts. The guidance identifies which costs relating to the successful acquisition of new or renewal insurance contracts shall be capitalized. The guidance is effective for the Corporation beginning January 1, 2012 and is discussed further in Note (3) of the Notes to Consolidated Financial Statements.
Item 4 — Controls and Procedures
          As of September 30, 2010, an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) was performed under the supervision and with the participation of the Corporation’s management, including the chief executive officer and chief financial officer. Based on that evaluation, Chubb’s chief executive officer and chief financial officer concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2010.
          During the quarter ended September 30, 2010, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1 — Legal Proceedings
          As reported in Chubb’s Annual Report on Form 10-K for the year ended December 31, 2009, in August 2005, Chubb and certain of its subsidiaries were named in a putative class action entitled In re Insurance Brokerage Antitrust Litigation in the U.S. District Court for the District of New Jersey (N.J. District Court). This action, brought against several brokers and insurers on behalf of a class of persons who purchased insurance through the broker defendants, asserts claims under the Sherman Act, state law and the Racketeer Influenced and Corrupt Organizations Act (RICO) arising from the alleged unlawful use of contingent commission agreements. On September 28, 2007, the N.J. District Court dismissed the second amended complaint filed by the plaintiffs in its entirety. In so doing, the court dismissed the plaintiffs’ Sherman Act and RICO claims with prejudice for failure to state a claim, and it dismissed the plaintiffs’ state law claims without prejudice because it declined to exercise supplemental jurisdiction over them. The plaintiffs appealed the dismissal of their second amended complaint to the U.S. Court of Appeals for the Third Circuit (Third Circuit). On August 13, 2010, the Third Circuit affirmed in part and vacated in part the N.J. District Court decision and remanded the case back to the N.J. District Court for further proceedings. As a result of the Third Circuit’s decision, the plaintiffs’ state law claims and certain of the plaintiffs’ Sherman Act and RICO claims were reinstated against the Corporation. The Corporation and the other defendants have filed motions to dismiss the reinstated claims and those motions are in the process of being briefed.
          In the action described above, the plaintiffs generally allege that the defendants unlawfully used contingent commission agreements and conspired to reduce competition in the insurance markets. The action seeks treble damages, injunctive and declaratory relief, and attorneys’ fees. The Corporation believes it has substantial defenses to all of the claims alleged in the action and intends to continue to defend the action vigorously.
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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
          The following table summarizes Chubb’s stock repurchased each month in the quarter ended September 30, 2010:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number	Average	as Part of	Yet Be Purchased
	of Shares	Price Paid	Publicly Announced	Under the
Period	Purchased (a)	Per Share	Plans or Programs	Plans or Programs (b)
July 2010	1,765,251	$50.94	1,765,251	15,000,056
August 2010	3,391,088	53.48	3,391,088	11,608,968
September 2010	5,004,712	56.71	5,004,712	6,604,256

Total	10,161,051	54.63	10,161,051

(a)	The stated amounts exclude 2,209 shares delivered to Chubb during the month of September 2010 by employees of the Corporation to cover option exercise prices and withholding taxes in connection with the Corporation’s stock-based compensation plans.

(b)	On December 3, 2009, the Board of Directors authorized the repurchase of up to 25,000,000 shares of common stock. On June 10, 2010, the Board of Directors authorized an increase of 14,000,000 shares to the authorization approved in December 2009. The authorization has no expiration date.

Item 6 — Exhibits

Exhibit
Number	Description
	–	Rule 13a-14(a)/15d-14(a) Certifications

31.1		Certification by John D. Finnegan filed herewith.

31.2		Certification by Richard G. Spiro filed herewith.

	–	Section 1350 Certifications

32.1		Certification by John D. Finnegan filed herewith.

32.2		Certification by Richard G. Spiro filed herewith.

	–	Interactive Data File

101.INS*		XBRL Instance Document

101.SCH*		XBRL Taxonomy Extension Schema Document

101.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*		XBRL Taxonomy Extension Label Linkbase Document

101.PRE*		XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*		XBRL Taxonomy Extension Definition Linkbase Document

*	Pursuant to applicable securities laws and regulations, the Corporation is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Corporation has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.
SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, The Chubb Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHUBB CORPORATION (Registrant)
By:	/s/ John J. Kennedy
John J. Kennedy
Senior Vice-President and Chief Accounting Officer

Date: November 5, 2010