Form 10-K
period 2010-12-31
CHUBB CORP
filed 2011-02-25
CIK 20171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File No. 1-8661

The Chubb Corporation
(Exact name of registrant as specified in its charter)

New Jersey	13-2595722
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
15 Mountain View Road Warren, New Jersey	07059
(Address of principal executive offices)	(Zip Code)
(908) 903-2000 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
(Title of each class)	(Name of each exchange on which registered)
Common Stock, par value $1 per share	New York Stock Exchange
Series B Participating Cumulative	New York Stock Exchange
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [✓] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [✓]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [✓]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [✓]

The aggregate market value of common stock held by non-affiliates of the registrant was $15,687,942,111 as of June 30, 2010, computed on the basis of the closing sale price of the common stock on that date.

295,216,625
Number of shares of common stock outstanding as of February 11, 2011

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

PART I.

Item 1.	Business

General

The Chubb Corporation (Chubb) was incorporated as a business corporation under the laws of the State of New Jersey in June 1967. Chubb and its subsidiaries are referred to collectively as the Corporation. Chubb is a holding company for a family of property and casualty insurance companies known informally as the Chubb Group of Insurance Companies (the P&C Group). Since 1882, the P&C Group has provided property and casualty insurance to businesses and individuals around the world. According to A.M. Best, the P&C Group is the 12th largest U.S. property and casualty insurance group based on 2009 net written premiums.

At December 31, 2010, the Corporation had total assets of $50 billion and shareholders’ equity of $16 billion. Revenues, income before income tax and assets for each operating segment for the three years ended December 31, 2010 are included in Note (14) of the Notes to Consolidated Financial Statements. The Corporation employed approximately 10,100 persons worldwide on December 31, 2010.

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

The P&C Group provides insurance coverages principally in the United States, Canada, Europe, Australia, and parts of Latin America and Asia. Revenues of the P&C Group by geographic area for the three years ended December 31, 2010 are included in Note (14) of the Notes to Consolidated Financial Statements.

The principal members of the P&C Group are Federal Insurance Company (Federal), Pacific Indemnity Company (Pacific Indemnity), Executive Risk Indemnity Inc. (Executive Risk Indemnity), Great Northern Insurance Company (Great Northern), Vigilant Insurance Company (Vigilant), Chubb National Insurance Company (Chubb National), Chubb Indemnity Insurance Company (Chubb Indemnity), Chubb Custom Insurance Company, Executive Risk Specialty Insurance Company (Executive Risk Specialty), Northwestern Pacific Indemnity Company, Texas Pacific Indemnity Company (Texas Pacific Indemnity) and Chubb Insurance Company of New Jersey (Chubb New Jersey) in the United States, as well as Chubb Atlantic Indemnity Ltd. (a Bermuda company), Chubb Insurance Company of Canada, Chubb Insurance Company of Europe SE, Chubb Capital Ltd. (a United Kingdom company),

Chubb Insurance Company of Australia Limited, Chubb Argentina de Seguros, S.A., Chubb Insurance (China) Company Ltd. and Chubb do Brasil Companhia de Seguros.

Chubb & Son, a division of Federal, is the manager of Pacific Indemnity, Executive Risk Indemnity, Great Northern, Vigilant, Chubb National, Chubb Indemnity, Executive Risk Specialty, Texas Pacific Indemnity and Chubb New Jersey. Chubb & Son also provides certain services to other members of the P&C Group. Acting subject to the supervision and control of the boards of directors of the members of the P&C Group, Chubb & Son provides day to day executive management and operating personnel and makes available the economy and flexibility inherent in the common operation of a group of insurance companies.

Premiums Written

A summary of the P&C Group’s premiums written during the past three years is shown in the following table:

	Direct	Reinsurance	Reinsurance	Net
	Premiums	Premiums	Premiums	Premiums
Year	Written	Assumed(a)	Ceded(a)	Written
	(in millions)
2008	$12,443	$549	$1,210	$11,782
2009	11,813	370	1,106	11,077
2010	11,952	391	1,107	11,236

(a) Intercompany items eliminated.

The net premiums written during the last three years for major classes of the P&C Group’s business are included in the Property and Casualty Insurance — Underwriting Results section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

One or more members of the P&C Group are licensed and transact business in each of the 50 states of the United States, the District of Columbia, Puerto Rico, the Virgin Islands, Canada, Europe, Australia, and parts of Latin America and Asia. In 2010, approximately 75% of the P&C Group’s direct business was produced in the United States, where the P&C Group’s businesses enjoy broad geographic distribution with a particularly strong market presence in the Northeast. The five states accounting for the largest amounts of direct premiums written were New York with 12%, California with 8%, Texas with 5%, Florida with 4% and New Jersey with 4%. Approximately 11% of the P&C Group’s direct premiums written was produced in Europe and 5% was produced in Canada.

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

Another frequently used measurement in the property and casualty insurance industry is the ratio of statutory net premiums written to policyholders’ surplus. At December 31, 2010 and 2009, the ratio for the P&C Group was 0.77 and 0.76, respectively.

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

Ceded reinsurance contracts do not relieve the P&C Group of the primary obligation to its policyholders. Thus, a credit exposure exists with respect to reinsurance recoverable to the extent that any reinsurer is unable to meet its obligations or disputes the liabilities assumed under the reinsurance contracts. The collectibility of reinsurance is subject to the solvency of the reinsurers, coverage interpretations and other factors. The P&C Group is selective in regard to its reinsurers, placing reinsurance with only those reinsurers that the P&C Group believes have strong balance sheets and superior underwriting ability. The P&C Group monitors the financial strength of its reinsurers on an ongoing basis.

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

The P&C Group continues to emphasize early and accurate reserving, inventory management of claims and suits, and control of the dollar value of settlements. The number of outstanding claims at year-end 2010 was approximately 2% higher than the number at year-end 2009. The number of new arising claims during 2010 was approximately 9% higher than in the prior year primarily due to a higher number of catastrophe claims.

Additional information related to the P&C Group’s estimates related to unpaid losses and loss adjustment expenses and the uncertainties in the estimation process is presented in the Property and Casualty Insurance — Loss Reserves section of MD&A.

The table on page 7 presents the subsequent development of the estimated year-end liability for unpaid losses and loss adjustment expenses, net of reinsurance recoverable, for the ten years prior to 2010.

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

The upper section of the table shows the reestimated amount of the previously recorded net liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of losses for each individual year. The increase or decrease is reflected in operating results of the period in which the estimate is changed. The “cumulative deficiency (redundancy)” as shown in the table represents the aggregate change in the reserve estimates from the original balance sheet dates through December 31, 2010. The amounts noted are cumulative in nature; that is, an increase in a loss estimate that is related to a prior period occurrence generates a deficiency in each intermediate year. For example, a deficiency recognized in 2010 relating to losses incurred prior to December 31, 2000 would be included in the cumulative deficiency amount for each year in the period 2000 through 2009. Yet, the deficiency would be reflected in operating results only in 2010. The effect of changes in estimates of the liabilities for losses occurring in prior years on income before income taxes in each of the past three years is shown in the reconciliation of the beginning and ending liability for unpaid losses and loss adjustment expenses in the Property and Casualty Insurance — Loss Reserves section of MD&A.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT

	December 31
Year Ended	2000	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010
	(in millions)

Net Liability for Unpaid Losses and Loss Adjustment Expenses	$10,051	$11,010	$12,642	$14,521	$16,809	$18,713	$19,699	$20,316	$20,155	$20,786	$20,901

Net Liability Reestimated as of:
One year later	9,856	11,799	13,039	14,848	16,972	18,417	19,002	19,443	19,393	20,040
Two years later	10,551	12,143	13,634	15,315	17,048	17,861	18,215	18,619	18,685
Three years later	10,762	12,642	14,407	15,667	16,725	17,298	17,571	18,049
Four years later	11,150	13,246	14,842	15,584	16,526	16,884	17,184
Five years later	11,605	13,676	14,907	15,657	16,411	16,636
Six years later	11,936	13,812	15,064	15,798	16,310
Seven years later	12,019	13,994	15,255	15,802
Eight years later	12,170	14,218	15,305
Nine years later	12,364	14,301
Ten years later	12,435

Total Cumulative Net Deficiency (Redundancy)	2,384	3,291	2,663	1,281	(499)	(2,077)	(2,515)	(2,267)	(1,470)	(746)

Cumulative Net Deficiency Related to Asbestos and Toxic Waste Claims (Included in Above Total)	1,510	1,449	708	458	383	348	324	236	151	61

Cumulative Amount of Net Liability Paid as of:
One year later	2,794	3,135	3,550	3,478	3,932	4,118	4,066	4,108	4,063	4,074
Two years later	4,699	5,499	5,911	6,161	6,616	6,896	6,789	6,565	6,711
Three years later	6,070	7,133	7,945	8,192	8,612	8,850	8,554	8,436
Four years later	7,137	8,564	9,396	9,689	10,048	10,089	9,884
Five years later	8,002	9,588	10,543	10,794	10,977	10,994
Six years later	8,765	10,366	11,353	11,530	11,606
Seven years later	9,305	10,950	11,915	12,037
Eight years later	9,714	11,390	12,292
Nine years later	10,046	11,681
Ten years later	10,245

Gross Liability, End of Year	$11,904	$15,515	$16,713	$17,948	$20,292	$22,482	$22,293	$22,623	$22,367	$22,839	$22,718
Reinsurance Recoverable, End of Year	1,853	4,505	4,071	3,427	3,483	3,769	2,594	2,307	2,212	2,053	1,817

Net Liability, End of Year	$10,051	$11,010	$12,642	$14,521	$16,809	$18,713	$19,699	$20,316	$20,155	$20,786	$20,901

Reestimated Gross Liability	$15,338	$19,829	$20,171	$19,640	$19,726	$20,129	$19,606	$20,188	$20,793	$22,058
Reestimated Reinsurance Recoverable	2,903	5,528	4,866	3,838	3,416	3,493	2,422	2,139	2,108	2,018

Reestimated Net Liability	$12,435	$14,301	$15,305	$15,802	$16,310	$16,636	$17,184	$18,049	$18,685	$20,040

Cumulative Gross Deficiency (Redundancy)	$3,434	$4,314	$3,458	$1,692	$(566)	$(2,353)	$(2,687)	$(2,435)	$(1,574)	$(781)

The subsequent development of the net liability for unpaid losses and loss adjustment expenses as of year-ends 2000 through 2003 was adversely affected by substantial unfavorable development related to asbestos and toxic waste claims. The cumulative net deficiencies experienced related to asbestos and toxic waste claims were the result of: (1) an increase in the actual number of claims filed; (2) an increase in the estimated number of potential claims; (3) an increase in the severity of actual and potential claims; (4) an increasingly adverse litigation environment; and (5) an increase in litigation costs associated with such claims. For 2000, in addition to the unfavorable development related to asbestos and toxic waste claims, there was significant unfavorable development in the commercial casualty and workers’ compensation classes. For the years 2001 through 2003, in addition to the unfavorable development related to asbestos and toxic waste claims, there was significant unfavorable development in the professional liability classes — principally directors and officers liability and errors and omissions liability, due in large part to adverse loss trends related to corporate failures and allegations of management misconduct and accounting irregularities — and, to a lesser extent, commercial casualty and workers’ compensation classes. For the years 2004 through 2009, unfavorable development related to asbestos and toxic waste claims was more than offset by significant favorable development, primarily in the professional liability classes and more recently in the commercial casualty classes due to favorable loss trends in recent years and in the commercial property and homeowners classes due to lower than expected emergence of losses.

Conditions and trends that have affected development of the liability for unpaid losses and loss adjustment expenses in the past will not necessarily recur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on the data in this table.

The middle section of the table on page 7 shows the cumulative amount paid with respect to the reestimated net liability as of the end of each succeeding year. For example, in the 2000 column, as of December 31, 2010 the P&C Group had paid $10,245 million of the currently estimated $12,435 million of net losses and loss adjustment expenses that were unpaid at the end of 2000; thus, an estimated $2,190 million of net losses incurred on or before December 31, 2000 remain unpaid as of December 31, 2010, approximately 40% of which relates to asbestos and toxic waste claims.

The lower section of the table on page 7 shows the gross liability, reinsurance recoverable and net liability recorded at the balance sheet date for each of the indicated years and the reestimation of these amounts as of December 31, 2010.

The liability for unpaid losses and loss adjustment expenses, net of reinsurance recoverable, reported in the accompanying consolidated financial statements prepared in accordance with generally accepted accounting principles (GAAP) comprises the liabilities of U.S. and foreign members of the P&C Group as follows:

	December 31
	2010	2009
	(in millions)

U.S. subsidiaries	$17,193	$16,986
Foreign subsidiaries	3,708	3,800

	$20,901	$20,786

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

The investment results of the P&C Group for each of the past three years are shown in the following table:

	Average
	Invested	Investment	Percent Earned
Year	Assets(a)	Income(b)	Before Tax	After Tax
	(in millions)

2008	$37,190	$1,622	4.36%	3.49%
2009	36,969	1,549	4.19	3.39
2010	38,288	1,558	4.07	3.29

(a)	Average of amounts with fixed maturity securities at amortized cost, equity securities at fair value and other invested assets, which include private equity limited partnerships carried at the P&C Group’s equity in the net assets of the partnerships.

(b)	Investment income after deduction of investment expenses, but before applicable income tax.

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

Regulation and Premium Rates

Chubb is a holding company with subsidiaries primarily engaged in the property and casualty insurance business. In the United States, Chubb and the companies within the P&C Group are subject to regulation by certain states as members of an insurance holding company system. All states have enacted legislation that regulates insurance holding company systems such as the Corporation. This legislation generally provides that each insurance company in the system is required to register with the department of insurance of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. All transactions within a holding company system affecting insurers must be fair and equitable. Notice to the insurance commissioners is required prior to the consummation of transactions affecting the ownership or control of an insurer and of certain material transactions between an insurer and any person in its holding company system and, in addition, certain of such transactions cannot be consummated without the commissioners’ prior approval.

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

State insurance departments impose regulations that, among other things, establish the standards of solvency that must be met and maintained. The National Association of Insurance Commissioners (NAIC) has a risk-based capital requirement for property and casualty insurance companies. The risk-based capital formula is used by all state regulatory authorities to identify insurance companies that may be undercapitalized and that merit further regulatory attention. The formula prescribes a series of risk measurements to determine a minimum capital amount for an insurance company, based on the profile of the individual company. The ratio of a company’s actual policyholders’ surplus to its minimum capital requirement will determine whether any state regulatory action is required. At December 31, 2010, each member of the P&C Group had more than sufficient capital to meet the risk-based capital requirement. The NAIC periodically reviews the risk-based capital formula and changes to the formula could be considered in the future. The NAIC recently has undertaken a Solvency Modernization Initiative focused on updating the U.S. insurance solvency regulation framework, including capital requirements, governance and risk management, group supervision, accounting and financial reporting and reinsurance.

State insurance departments also administer other aspects of insurance regulation and supervision that affect the P&C Group’s operations including: the licensing of insurers and their agents; restrictions on insurance policy terminations; unfair trade practices; the nature of and limitations on investments; premium rates; restrictions on the size of risks that may be insured under a single policy; deposits of securities for the benefit of policyholders; approval of policy forms; periodic examinations of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of companies or for other purposes; limitations on dividends to policyholders and shareholders; and the adequacy of provisions for unearned premiums, unpaid losses and loss adjustment expenses, both reported and unreported, and other liabilities.

Regulatory requirements applying to premium rates vary from state to state, but generally provide that rates cannot be excessive, inadequate or unfairly discriminatory. In many states, these regulatory requirements can impact the P&C Group’s ability to change rates, particularly with respect to personal lines products such as automobile and homeowners insurance, without prior regulatory approval. For example, in certain states there are measures that limit the use of catastrophe models or credit scoring in ratemaking and, at times, some states have adopted premium rate freezes or rate rollbacks. State limitations on the ability to cancel or nonrenew certain policies also can affect the P&C Group’s ability to charge adequate rates.

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

In all states, insurers authorized to transact certain classes of property and casualty insurance are required to become members of an insolvency fund. In the event of the insolvency of a licensed insurer writing a class of insurance covered by the fund in the state, companies in the P&C Group, together with the other fund members, are assessed in order to provide the funds necessary to pay certain claims against the insolvent insurer. Generally, fund assessments are proportionately based on the members’ written premiums for the classes of insurance written by the insolvent insurer. In certain states, the P&C Group can recover a portion of these assessments through premium tax offsets or policyholder surcharges. In 2010, assessments of the members of the P&C Group were insignificant. The amount of future assessments cannot be reasonably estimated and can vary significantly from year to year.

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

Although the federal government and its regulatory agencies generally do not directly regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law in July 2010, two new federal government bodies, the Federal Insurance Office (FIO) and the Financial Stability Oversight Council (FSOC), were created which may impact the regulation of insurance. Although the FIO is prohibited from directly regulating the business of insurance, it has authority to represent the U.S. in international insurance matters and has limited powers to preempt certain types of state insurance laws. The FIO also can recommend to the FSOC that it designate an insurer as an entity posing risks to U.S. financial stability in the event of the insurer’s material financial distress or failure. An insurer so designated by FSOC could be subject to Federal Reserve supervision and heightened prudential standards. Other current and proposed federal measures that may significantly affect the P&C Group’s business and the market as a whole include federal terrorism insurance, tort reform, natural catastrophes, corporate governance, ergonomics, health care reform including the containment of medical costs, medical malpractice reform and patients’ rights, privacy, e-commerce, international trade, federal regulation of insurance companies and the taxation of insurance companies.

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

Outside the United States, the extent of insurance regulation varies significantly among the countries in which the P&C Group operates, and regulatory and political developments in international markets could impact the P&C Group’s business. Some countries have minimal regulatory requirements, while others regulate insurers extensively. Foreign insurers in many countries are subject to greater restrictions than domestic competitors. In certain countries, the P&C Group has incorporated insurance subsidiaries locally to improve its competitive position. Regulators in many countries are working with the International Association of Insurance Supervisors to consider changes to insurance company solvency standards and group supervision of companies in a holding company system, including noninsurance companies. The European Union Solvency II directive will require regulated companies such as the P&C Group’s European operations to meet new requirements in relation to risk and capital management. Solvency II is scheduled to be effective January 1, 2013.

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

We are exposed to natural and man-made catastrophe risks in both our U.S. and international operations. Catastrophe risks include hurricanes and cyclones along the coastlines of North America, the Caribbean Region, Latin America, Asia and Australia. Catastrophe risks also include winter storms, northeasters, thunderstorms, hail storms, tornadoes, flooding and other water damage, earthquakes, other seismic or volcanic eruption, wildfires, and terrorism that may occur in locations in and outside the United States where we insure properties.

We utilize proprietary and third party catastrophe modeling tools to assist us in managing our catastrophe exposures. These models rely on various methodologies and assumptions which are subjective and subject to uncertainty. Had the models utilized different methodologies and assumptions, the estimations of our catastrophe exposures would have been substantially different. Moreover, modeled loss estimates may be materially different from actual results.

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

We rely on pricing and capital models, but actual results could differ materially from the model outputs.

We employ various predictive modeling, stochastic modeling and/or forecasting techniques to analyze and estimate loss trends and the risks associated with our assets and liabilities. We utilize the modeled outputs and related analyses to assist us in making underwriting, pricing, reinsurance and capital decisions. The modeled outputs and related analyses are subject to numerous assumptions, uncertainties and the inherent limitations of any statistical analysis. Consequently, modeled results may differ materially from our actual experience. If, based upon these models or otherwise, we under price our products or underestimate the frequency and/or severity of loss events, our results of operations or financial condition may be adversely affected. If, based upon these models or otherwise, we over price our products or overestimate the risks we are exposed to, new business growth and retention of our existing business may be adversely affected which could have a material adverse effect on our results of operations.

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

A significant portion of our investment portfolio is invested in obligations of states, municipalities and political subdivisions (often referred to as municipal bonds). The recent financial market volatility and the resulting negative economic impact have resulted in actual or projected budget deficits for many municipal bond issuers. These deficits, combined with declining municipal tax bases and revenues, have raised concerns over the potential for an increased risk of default or impairment of municipal bonds. Such concerns, as well actual defaults or impairments, could adversely impact these investments in terms of volatility, liquidity and value.

Our investment portfolio includes commercial mortgage-backed securities, residential mortgage-backed securities, collateralized mortgage obligations and pass-through securities. Continuation of the prolonged stress in the U.S. housing market and/or financial market disruption could adversely impact these investments.

Our investment portfolio includes securities that may be more volatile than fixed maturity instruments and certain of these instruments may be illiquid.

Our investment portfolio includes equity securities and private equity limited partnership interests which may experience significant volatility in their investment returns and valuation. Moreover, our private equity limited partnership interests are subject to transfer restrictions and may be illiquid. If the investment returns or value of these investments decline, or if we are unable to dispose of these investments at their carrying value, it could have a material adverse effect on our results of operations or financial condition.

Changes to federal and/or state laws could adversely affect the value of our investment portfolio.

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

We may be unsuccessful in our efforts to sell new products and/or to expand our existing product offerings to new markets.

Our strategy for enhancing profitable growth includes new product initiatives as well as expanding existing product offerings to new markets. We may not be successful in these efforts, which could have a material adverse effect on our results of operations. If we are successful, results attributable to these product offerings could be different than we anticipate and could have an adverse effect on our results of operations or financial condition.

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

Our insurance subsidiaries are subject to extensive regulation and supervision in the jurisdictions in which they conduct business. This regulation is generally designed to protect the interests of policyholders, and not necessarily the interests of insurers, their shareholders or other investors. The regulation relates to authorization for lines of business, capital and surplus requirements, investment limitations, underwriting limitations, transactions with affiliates, dividend limitations, changes in control, premium rates and a variety of other financial and nonfinancial components of an insurance company’s business. Failure to comply with or to obtain appropriate authorizations and/or exemptions under any applicable laws and regulations could result in restrictions on our ability to do business or undertake activities that are regulated in one or more of the jurisdictions in which we conduct business and could subject us to fines and other sanctions.

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

In recent years, the state insurance regulatory framework has come under increased scrutiny, including scrutiny by federal officials, and some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies and insurance holding companies. Further, the NAIC and state insurance regulators are continually reexamining existing laws and regulations, specifically focusing on modifications to statutory accounting principles, interpretations of existing laws and the development of new laws and regulations. The NAIC recently has undertaken a Solvency Modernization Initiative focused on updating the U.S. insurance solvency regulation framework, including capital requirements, governance and risk management, group supervision, accounting and financial reporting and reinsurance. Any proposed or future legislation or NAIC initiatives, if adopted, may be more restrictive on our ability to conduct business than current regulatory requirements or may result in higher costs or increased capital requirements.

Although the federal government and its regulatory agencies generally do not directly regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways. Current and proposed federal measures that may significantly affect the P&C Group’s business and the market as a whole include federal terrorism insurance, systemic risk regulation, tort reform, natural catastrophes, corporate governance, ergonomics, health care reform including containment of medical costs, medical malpractice reform and patients’ rights, privacy, e-commerce, international trade, federal regulation of insurance companies and the taxation of insurance companies. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law in July 2010, two new federal government bodies, the Federal Insurance Office (FIO) and the Financial Stability Oversight Council (FSOC), were created which may impact the regulation of insurance. Although the FIO is prohibited from directly regulating the business of insurance, it has authority to represent the U.S. in international insurance matters and has limited powers to preempt certain types of state insurance laws. The FIO also can recommend to the FSOC that it designate an insurer as an entity posing risks to U.S. financial stability in the event of the insurer’s material financial distress or failure. An insurer so designated by FSOC could be subject to Federal Reserve supervision and heightened prudential standards. If the Federal Reserve were to designate any of our insurance subsidiaries for supervision, it could place more restrictions on our ability to conduct business and may result in higher costs and increased capital requirements.

Our insurance subsidiaries also are subject to extensive regulation and supervision in jurisdictions outside the United States. Regulators in many countries are working with the International Association of Insurance Supervisors to consider changes to insurance company solvency standards and group supervision of companies in a holding company system, including noninsurance companies. The European Union Solvency II directive will require regulated companies such as the P&C Group’s European operations to meet new requirements in relation to risk and capital management. Solvency II is scheduled to be effective January 1, 2013. Such proposed or future legislation and regulatory initiatives in countries where we operate, if adopted, may be more restrictive on our ability to conduct business than current regulatory requirements or may result in higher costs or increased capital requirements.

Changes in accounting principles and financial reporting requirements may impact the manner in which we present our results of operations and financial condition.

The Financial Accounting Standards Board (FASB) and the Securities and Exchange Commission from time to time have issued and may continue to issue new accounting and reporting standards or changes in the interpretation of existing standards. These new standards or changes in interpretation could have an effect on how we report our results of operations and financial condition in the future.

In October 2010, the FASB issued new guidance related to the accounting for costs associated with acquiring or renewing insurance contracts. The guidance identifies which costs relating to the successful acquisition of new or renewal insurance contracts should be capitalized. This guidance is effective for the Corporation for the year beginning January 1, 2012 and may be applied prospectively or retrospectively. We are in the process of assessing the effect that the implementation of the new guidance will have on the Corporation’s financial position and results of operations. The amount of acquisition costs we will defer under the new guidance will be less than the amount deferred under our current accounting practice. If prospective application is elected, net income in the year of adoption would be reduced as the amount of acquisition costs eligible for deferral under the new guidance would be lower. Amortization of the balance of deferred policy acquisition costs as of the date of adoption would continue over the period in which the related premiums are earned. If retrospective application is elected, deferred policy acquisition costs and related deferred taxes would be reduced as of the beginning of the earliest period presented in the financial statements with a corresponding reduction to shareholders’ equity.

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

As part of our international operations, we engage in transactions denominated in currencies other than the United States dollar. To reduce our exposure to currency fluctuation, we attempt to match the currency of the liabilities we incur under insurance policies with assets denominated in the same local currency. However, in the event that we underestimate our exposure, negative movements in the United States dollar versus the local currency will exacerbate the impact of the exposure on our results of operations and financial condition.

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

The United States and other jurisdictions in which we operate have adopted various laws and regulations that may apply to the business we conduct outside of the United States, including those relating to antibribery and economic sanctions compliance. Although we have policies and controls in place that are designed to ensure compliance with these laws and regulations, it is possible that an employee or intermediary could fail to comply with applicable laws and regulations. In such event, we could be exposed to civil penalties, criminal penalties and other sanctions. In addition, such violations could damage our business and/or our reputation. Such civil penalties, criminal penalties, other sanctions and damage to our business and/or reputation could have a material adverse effect on our results of operations or financial condition.

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

The occurrence of certain events could have a materially adverse effect on our systems and could impact our ability to conduct business effectively.

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

The Attorney General of Ohio on August 24, 2007 filed an action in the Court of Common Pleas in Cuyahoga County, Ohio, against Chubb and certain of its subsidiaries, as well as several other insurers and one broker, as a result of the Ohio Attorney General’s business practices investigation. This action alleged violations of Ohio’s antitrust laws. On January 7, 2011, the Corporation settled with the Ohio Attorney General and this matter has been dismissed with prejudice. Although no other Attorney General or regulator has initiated an action against the Corporation, it is possible that such an action could be brought against the Corporation with respect to some or all of the issues that were the focus of the business practice investigations.

Individual actions and purported class actions arising out of the investigations into the payment of contingent commissions to brokers and agents have been filed in a number of federal and state courts. On August 1, 2005, Chubb and certain of its subsidiaries were named in a putative class action entitled In re Insurance Brokerage Antitrust Litigation in the U.S. District Court for the District of New Jersey (N.J. District Court). This action, brought against several brokers and insurers on behalf of a class of persons who purchased insurance through the broker defendants, asserts claims under the Sherman Act, state law and the Racketeer Influenced and Corrupt Organizations Act (RICO) arising from the alleged unlawful use of contingent commission agreements. On September 28, 2007, the N.J. District Court dismissed the second amended complaint filed by the plaintiffs in its entirety. In so doing, the court dismissed the plaintiffs’ Sherman Act and RICO claims with prejudice for failure to state a claim, and it dismissed the plaintiffs’ state law claims without prejudice because it declined to exercise supplemental jurisdiction over them. The plaintiffs appealed the dismissal of their second amended complaint to the U.S. Court of Appeals for the Third Circuit (Third Circuit). On August 13, 2010, the Third Circuit affirmed in part and vacated in part the N.J. District Court decision and remanded the case back to the N.J. District Court for further proceedings. As a result of the Third Circuit’s decision, the plaintiffs’ state law claims and certain of the plaintiffs’ Sherman Act and RICO claims were reinstated against the Corporation. The Corporation and the other defendants have filed motions to dismiss the reinstated claims and the parties are awaiting the N.J. District Court’s decision.

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

Chubb and its subsidiaries also are defendants in various lawsuits arising out of their business. It is the opinion of management that the final outcome of these matters will not have a material adverse effect on the Corporation’s results of operations or financial condition.

Executive Officers of the Registrant

		Year of
	Age(a)	Election(b)
John D. Finnegan, Chairman, President and Chief Executive Officer	62	2002
W. Brian Barnes, Senior Vice President and Chief Actuary of Chubb & Son, a division of Federal	48	2008
Maureen A. Brundage, Executive Vice President and General Counsel	54	2005
Robert C. Cox, Executive Vice President of Chubb & Son, a division of Federal	52	2003
John J. Kennedy, Senior Vice President and Chief Accounting Officer	55	2008
Mark P. Korsgaard, Executive Vice President of Chubb & Son, a division of Federal	55	2010
Paul J. Krump, President of Commercial and Specialty Lines of Chubb & Son, a division of Federal	51	2001
Harold L. Morrison, Jr., Executive Vice President, Chief Global Field Officer and Chief Administrative Officer of Chubb & Son, a division of Federal	53	2008
Steven R. Pozzi, Executive Vice President of Chubb & Son, a division of Federal	54	2009
Dino E. Robusto, President of Personal Lines and Claims of Chubb & Son, a division of Federal	52	2006
Richard G. Spiro, Executive Vice President and Chief Financial Officer	46	2008
Kathleen M. Tierney, Executive Vice President of Chubb & Son, a division of Federal	42	2010
(a) Ages listed above are as of April 26, 2011.

(b) Date indicates year first elected or designated as an executive officer.

All of the foregoing officers serve at the pleasure of the Board of Directors of the Corporation and have been employees of the Corporation for more than five years except for Mr. Spiro.

Before joining the Corporation in 2008, Mr. Spiro was an investment banker at Citigroup Global Markets Inc., where he served as a Managing Director in Citigroup’s financial institutions investment banking group.

PART II.

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Chubb is listed and principally traded on the New York Stock Exchange (NYSE) under the trading symbol “CB”. The following are the high and low closing sale prices as reported on the NYSE Composite Tape and the quarterly dividends declared per share for each quarter of 2010 and 2009.

	2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Common stock prices
High	$52.47	$53.75	$58.14	$60.23
Low	47.66	49.10	49.20	56.05
Dividends declared	.37	.37	.37	.37

	2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Common stock prices
High	$50.32	$44.04	$51.00	$53.79
Low	35.00	38.11	38.82	48.06
Dividends declared	.35	.35	.35	.35

At February 11, 2011, there were approximately 8,300 common shareholders of record.

The declaration and payment of future dividends to Chubb’s shareholders will be at the discretion of Chubb’s Board of Directors and will depend upon many factors, including the Corporation’s operating results, financial condition and capital requirements, and the impact of regulatory constraints discussed in Note (17)(e) of the Notes to Consolidated Financial Statements.

The following table summarizes the stock repurchased by Chubb during each month in the quarter ended December 31, 2010.

			Total Number of	Maximum Number of
	Total		Shares Purchased as	Shares that May Yet Be
	Number of		Part of Publicly	Purchased Under
	Shares	Average Price	Announced Plans or	the Plans or
Period	Purchased	Paid Per Share	Programs	Programs(a)

October 2010	1,409,907	$57.30	1,409,907	5,194,349
November 2010	4,054,600	57.99	4,054,600	1,139,749
December 2010	2,647,453	59.24	2,647,453	28,492,296

Total	8,111,960	58.28	8,111,960

(a)	On December 3, 2009, the Board of Directors authorized the repurchase of up to 25,000,000 shares of common stock. On June 10, 2010, the Board of Directors authorized an increase of 14,000,000 shares to the authorization approved in December 2009. No shares remain under these share repurchase authorizations. On December 9, 2010, the Board of Directors authorized the repurchase of up to 30,000,000 additional shares of common stock. The authorization has no expiration date.

Stock Performance Graph

The following performance graph compares the performance of Chubb’s common stock during the five-year period from December 31, 2005 through December 31, 2010 with the performance of the Standard & Poor’s 500 Index and the Standard & Poor’s Property & Casualty Insurance Index. The graph plots the changes in value of an initial $100 investment over the indicated time periods, assuming all dividends are reinvested.

Cumulative Total Return
Based upon an initial investment of $100 on December 31, 2005 with dividends reinvested

	December 31
	2005	2006	2007	2008	2009	2010

Chubb	$100	$111	$117	$112	$111	$139
S&P 500	100	116	122	77	97	112
S&P 500 Property & Casualty Insurance	100	113	97	69	77	84

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

Item 6.  Selected Financial Data

	2010	2009	2008	2007	2006
	(in millions except for per share amounts)

FOR THE YEAR
Revenues
Property and Casualty Insurance
Premiums Earned	$11,215	$11,331	$11,828	$11,946	$11,958
Investment Income	1,590	1,585	1,652	1,622	1,485
Other Revenues	—	2	4	11	—
Corporate and Other	88	75	108	154	315
Realized Investment Gains (Losses), Net	426	23	(371)	374	245

Total Revenues	$13,319	$13,016	$13,221	$14,107	$14,003

Income
Property and Casualty Insurance
Underwriting Income	$1,222	$1,631	$1,361	$2,116	$1,905
Investment Income	1,558	1,549	1,622	1,590	1,454
Other Income (Charges)	2	(3)	9	6	10

Property and Casualty Insurance Income	2,782	3,177	2,992	3,712	3,369
Corporate and Other	(220)	(238)	(214)	(149)	(89)
Realized Investment Gains (Losses), Net	426	23	(371)	374	245

Income Before Income Tax	2,988	2,962	2,407	3,937	3,525
Federal and Foreign Income Tax	814	779	603	1,130	997

Net Income	$2,174	$2,183	$1,804	$2,807	$2,528

Per Share
Net Income	$6.76	$6.18	$4.92	$7.01	$5.98
Dividends Declared on Common Stock	1.48	1.40	1.32	1.16	1.00

AT DECEMBER 31
Total Assets	$50,249	$50,449	$48,429	$50,574	$50,277
Long Term Debt	3,975	3,975	3,975	3,460	2,466
Total Shareholders’ Equity	15,530	15,634	13,432	14,445	13,863
Book Value Per Share	52.24	47.09	38.13	38.56	33.71

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition of the Corporation as of December 31, 2010 compared with December 31, 2009 and the results of operations for each of the three years in the period ended December 31, 2010. This discussion should be read in conjunction with the consolidated financial statements and related notes and the other information contained in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this document are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 (PSLRA). These forward-looking statements are made pursuant to the safe harbor provisions of the PSLRA and include statements regarding our loss reserve and reinsurance recoverable estimates; asbestos and toxic waste liabilities and related developments; the number and severity of surety-related claims; the impact of changes to our reinsurance program in 2010 and the cost of reinsurance in 2011; the adequacy of the rates at which we renewed and wrote new business; premium volume and competition in 2011; property and casualty investment income during 2011; cash flows generated by our fixed income investments; currency rate fluctuations; estimates with respect to our credit derivatives exposure; the repurchase of common stock under our share repurchase program; our capital adequacy and funding of liquidity needs; the funding and timing of loss payments; and the redemption of our capital securities. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. These statements are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties, which include, among others, those discussed or identified from time to time in our public filings with the Securities and Exchange Commission and those associated with:

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

CRITICAL ACCOUNTING ESTIMATES AND JUDGEMENTS

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

•	Net income was $2.2 billion in both 2010 and 2009 and $1.8 billion in 2008. Net income was similar in 2010 and 2009 as lower operating income in 2010 was offset by higher net realized investment gains. We define operating income as net income excluding realized investment gains and losses after tax. The increase in net income in 2009 compared with 2008 was due to both higher operating income in 2009 compared with 2008 and modest net realized investment gains in 2009 compared with substantial net realized investment losses in 2008.

•	Operating income was $1.9 billion in 2010, $2.2 billion in 2009 and $2.0 billion in 2008. The lower operating income in 2010 compared with that in 2009 was due to lower underwriting income in our property and casualty insurance business, attributable in large part to a higher impact of catastrophes. Higher operating income in 2009 compared with that in 2008 was due to higher underwriting income in our property and casualty insurance business offset in part by lower investment income. Management uses operating income, a non-GAAP financial measure, among other measures, to evaluate its performance because the realization of investment gains and losses in any period could be discretionary as to timing and can fluctuate significantly, which could distort the analysis of operating trends.

•	Underwriting results were highly profitable in 2010, 2009 and 2008. Our combined loss and expense ratio was 89.3% in 2010 compared with 86.0% in 2009 and 88.7% in 2008. The less profitable results in 2010 compared to 2009 were due to a substantially higher impact of catastrophes. The more profitable results in 2009 compared to 2008 were due to a substantially lower impact of catastrophe losses offset in part by a lower amount of favorable prior year loss development. The impact of catastrophes accounted for 5.7 percentage points of the combined ratio in 2010 compared with 0.8 of a percentage point in 2009 and 5.1 percentage points in 2008.

•	During 2010, we experienced overall favorable development of $746 million on loss reserves established as of the previous year end, due primarily to favorable loss experience in certain professional liability, commercial liability and personal insurance classes. During 2009 and 2008, we experienced overall favorable development of $762 million and $873 million, respectively, due primarily to favorable loss experience in certain professional liability and commercial liability classes as well as lower than expected emergence of losses in the homeowners and commercial property classes.

•	Total net premiums written increased by 1% in 2010 and decreased by 6% in 2009. Growth in net premiums written in both years was limited by the general economic downturn and our continued emphasis on underwriting discipline in a market environment that remained competitive. Premium growth in 2010 benefited slightly from the impact of currency fluctuation on business written outside the United States. The decrease in 2009 compared with 2008 was attributable to the general downturn in the economy and, to a lesser extent, to the impact of currency fluctuation on business written outside the United States due to the strength of the U.S. dollar in 2009 compared to 2008. Net premiums written in the United States decreased by 1% in 2010 and 6% in 2009. Net premiums written outside the United States increased by 9% in 2010 and decreased by 6% in 2009. Measured in local currencies, premiums outside the United States grew modestly in both years.

•	Property and casualty investment income after tax increased by 1% in 2010 and decreased by 3% in 2009. The increase in 2010 reflected the positive effect of currency fluctuation on income from our non-U.S. investments, in what continued to be a low yield investment environment. The decline in 2009 was due to lower yields, particularly on short term investments, as well as the negative effect of currency fluctuation on income from our non-U.S. investments. Management uses property and casualty investment income after tax, a non-GAAP financial measure, to evaluate its investment performance because it reflects the impact of any change in the proportion of the investment portfolio invested in tax exempt securities and is therefore more meaningful for analysis purposes than investment income before income tax.

•	Net realized investment gains before tax were $426 million ($277 million after tax) in 2010 compared with net realized gains before tax of $23 million ($15 million after tax) in 2009 and net realized losses before tax of $371 million ($241 million after tax) in 2008. The net realized gains in 2010 were primarily related to investments in limited partnerships, which generally are reported on a quarter lag. The net realized losses in 2008 were primarily attributable to other-than-temporary impairment losses on equity securities.

A summary of our consolidated net income is as follows:

	Years Ended December 31
	2010	2009	2008
	(in millions)

Property and casualty insurance	$2,782	$3,177	$2,992
Corporate and other	(220)	(238)	(214)

Consolidated operating income before income tax	2,562	2,939	2,778
Federal and foreign income tax	665	771	733

Consolidated operating income	1,897	2,168	2,045
Realized investment gains (losses) after income tax	277	15	(241)

Consolidated net income	$2,174	$2,183	$1,804

PROPERTY AND CASUALTY INSURANCE

A summary of the results of operations of our property and casualty insurance business is as follows:

	Years Ended December 31
	2010	2009	2008
	(in millions)

Underwriting
Net premiums written	$11,236	$11,077	$11,782
Decrease (increase) in unearned premiums	(21)	254	46

Premiums earned	11,215	11,331	11,828

Losses and loss expenses	6,499	6,268	6,898
Operating costs and expenses	3,496	3,377	3,546
Decrease (increase) in deferred policy acquisition costs	(30)	27	(17)
Dividends to policyholders	28	28	40

Underwriting income	1,222	1,631	1,361

Investments
Investment income before expenses	1,590	1,585	1,652
Investment expenses	32	36	30

Investment income	1,558	1,549	1,622

Other income (charges)	2	(3)	9

Property and casualty income before tax	$2,782	$3,177	$2,992

Property and casualty investment income after tax	$1,261	$1,252	$1,297

Property and casualty income before tax was lower in 2010 than in 2009 due to lower underwriting income. The decrease in underwriting income in 2010 was primarily the result of a higher impact of catastrophes during 2010, offset in part by a modest increase in underwriting profitability excluding the impact of catastrophes in the current accident year. Investment income in 2010 was slightly higher than in 2009. Property and casualty income before tax was higher in 2009 than in 2008 due to higher underwriting income, offset in part by lower investment income. The increase in underwriting income in 2009 was primarily due to a substantially lower impact of catastrophes, offset in part by a lower amount of favorable prior year loss development and a slight reduction in underwriting profitability excluding the impact of catastrophes in the current accident year. The decrease in investment income in 2009 was due to lower yields, particularly on short term investments, as well as the effects of currency fluctuation on income from our non-U.S. investments.

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

Net Premiums Written

Net premiums written amounted to $11.2 billion in 2010, $11.1 billion in 2009 and $11.8 billion in 2008.

Net premiums written by business unit were as follows:

	Years Ended December 31
		% Increase
		(Decrease)		% Decrease
	2010	2010 vs. 2009	2009	2009 vs. 2008	2008
		(dollars in millions)

Personal insurance	$3,825	5%	$3,657	(4)%	$3,826
Commercial insurance	4,676	—	4,660	(7)	4,993
Specialty insurance	2,727	—	2,739	(6)	2,899

Total insurance	11,228	2	11,056	(6)	11,718
Reinsurance assumed	8	(62)	21	(67)	64

Total	$11,236	1	$11,077	(6)	$11,782

Net premiums written increased by 1% in 2010 compared with 2009 and decreased by 6% in 2009 compared with 2008. Premiums in the United States, which represent about 74% of our total net premiums, decreased by 1% in 2010 and 6% in 2009. Premiums outside the U.S., expressed in U.S. dollars, increased by 9% in 2010 and decreased by 6% in 2009. In 2010, the increase in net premiums written outside the U.S. was largely attributable to the impact of the weaker U.S. dollar relative to several currencies in which we wrote business in 2010 compared to 2009. As a result, overall premium growth in 2010 benefited slightly from the impact of currency fluctuation on business written outside the U.S. In 2009, the decrease in net premiums written outside the U.S. was attributable to the impact of currency fluctuation due to the strength of the U.S. dollar. In 2010 and 2009, net premiums written outside the U.S. grew modestly when measured in local currencies.

Premium growth was adversely impacted in both 2010 and 2009 by the general downturn in the economy which began in 2008 and continued through 2010. The amounts of coverage purchased or the insured exposures, both of which are bases upon which we calculate the premiums we charge, were down slightly or were flat for many classes of business in 2010 compared to 2009. In 2009, the amounts of coverage purchased or insured exposures were generally down in most classes of business compared to 2008. Also, in both 2010 and 2009, our ability to grow premiums was constrained by our emphasis on underwriting discipline in the highly competitive market environment. In 2010, the competitive environment placed pressure on renewal rates — overall renewal rates in the commercial and professional liability businesses were down slightly. In 2009, the competitive pressures were significant but renewal rates in the commercial and professional liability businesses increased slightly overall.

In 2010 and 2009, we retained a high percentage of our existing customers and renewed those accounts at what we believe are acceptable rates relative to the risks. The percentage of accounts we successfully retained on renewal was higher for most classes of business in 2010 compared with 2009. Obtaining desirable new business was a challenge in both years. The overall level of new business improved slightly in 2010 over 2009 levels, as a modest increase in new commercial business was offset to a small extent by a decline in new professional liability business. In 2010, the slow improvement in the economic environment and the highly competitive market continued to make it difficult to obtain new business. The overall level of new business was down in 2009 compared with 2008, consistent with the decrease in demand in nearly all classes of our business caused by the general economic downturn.

The highly competitive market is likely to continue in 2011. Although there were some signs during 2010 that the economy was improving, it remains uncertain whether the improvement will continue and will be sustained. Even if an economic recovery does occur, any resulting growth in premiums will lag any recovery that takes place. We expect our net written premiums will be flat or slightly higher in 2011 compared with 2010, assuming average foreign currency to U.S. dollar exchange rates in 2011 remain similar to 2010 year-end levels.

Reinsurance assumed net premiums written decreased by 62% in 2010 and 67% in 2009. This business has been in run-off since the sale of our ongoing reinsurance assumed business in December 2005.

Reinsurance Ceded

Our premiums written are net of amounts ceded to reinsurers who assume a portion of the risk under the insurance policies we write that are subject to the reinsurance. Most of our ceded reinsurance arrangements consist of excess of loss and catastrophe contracts that protect against a specified part or all of certain types of losses over stipulated amounts arising from any one occurrence or event. Therefore, unless we incur losses that exceed our initial retention under these contracts, we do not receive any loss recoveries. As a result, in certain years, we cede premiums to reinsurance companies and receive few, if any, loss recoveries. However, in a year in which there is a significant catastrophic event or a series of large individual losses, we may receive substantial loss recoveries. The impact of ceded reinsurance on net premiums written and net premiums earned and on net losses and loss expenses incurred for the three years ended December 31, 2010 is presented in Note (9) of the Notes to Consolidated Financial Statements.

The most significant component of our ceded reinsurance program is property reinsurance. We purchase two types of property reinsurance: catastrophe and property per risk.

For property risks in the United States and Canada, we purchase catastrophe reinsurance in two forms. We purchase traditional catastrophe reinsurance, including our primary treaty which we refer to as our North American catastrophe treaty, as well as supplemental catastrophe reinsurance that provides additional coverage for our northeast United States exposures. We have also arranged for the purchase of multi-year, collateralized reinsurance coverage funded through the issuance of collateralized risk linked securities, known as catastrophe bonds.

Our North American catastrophe treaty has an initial retention of $500 million.

The combination of the North American catastrophe treaty and a portion of the catastrophe bond coverages generally provide coverage for United States and Canadian exposures of approximately 69% of losses (net of recoveries from other available reinsurance) between $500 million and $1.37 billion and 60% of losses between $1.37 billion and $1.65 billion. For catastrophe events in the northeastern part of the United States and in Florida, the combination of the North American catastrophe treaty, the supplemental catastrophe reinsurance and the catastrophe bond coverages provide additional coverages as discussed below.

The catastrophe bond coverages generally provide reinsurance coverage for specific types of losses in specific geographic locations. They are generally designed to supplement coverage provided under the North American catastrophe treaty. We currently have three catastrophe bond coverages in effect: a $250 million reinsurance arrangement that expires in April 2011 that provides coverage for homeowners-related hurricane losses in the northeastern part of the United States; a $200 million reinsurance arrangement that expires in March 2011 that provides coverage for homeowners and commercial exposures for loss events in the northeastern part of the United States (for losses occurring elsewhere in the continental United States or Canada, the coverage is limited to $55 million); and a $150 million reinsurance arrangement that expires in March 2012 that provides coverage for homeowners-related hurricane losses in Florida.

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

After increasing somewhat in 2009, due to capacity restrictions for certain coverages in the market, reinsurance rates for property risks generally decreased in 2010. Consequently, the overall cost of our property reinsurance program was modestly lower in 2010 than in 2009. We do not expect the changes we made to our reinsurance program during 2010 to have a material effect on the Corporation’s results of operations, financial condition or liquidity.

Our major, traditional property reinsurance treaties expire on April 1, 2011 and we are in the process of evaluating our 2011 property reinsurance program. Despite significant natural disaster losses to the industry in early 2010, lower than average hurricane-related catastrophe losses to the industry in 2010 lead us to expect that reinsurance rates for property risks will decrease somewhat in 2011. The final structure of our reinsurance program and amount of coverage purchased, including the mixture of traditional catastrophe reinsurance and collateralized reinsurance coverage funded through the issuance of collateralized risk linked securities, will be the determinants of our total reinsurance costs in 2011.

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

Underwriting results were highly profitable in each of the last three years. The combined loss and expense ratio for our overall property and casualty business was as follows:

	Years Ended December 31
	2010	2009	2008

Loss ratio	58.1%	55.4%	58.5%
Expense ratio	31.2	30.6	30.2

Combined loss and expense ratio	89.3%	86.0%	88.7%

The relatively low loss ratio in each of the last three years reflected the favorable loss experience which we believe resulted from our disciplined underwriting in recent years. Results in all three years benefited from favorable prior year loss development. For more information on prior year loss development, see “Property and Casualty Insurance-Loss Reserves, Prior Year Loss Development.” The loss ratio was higher in 2010 compared to 2009 due primarily to a higher impact of catastrophes, offset in part by a modest decrease in the current accident year loss ratio excluding catastrophes. The amount of favorable prior year loss development was slightly lower in 2010 compared with 2009. The loss ratio was lower in 2009 compared to 2008 due to a lower impact from catastrophes, offset in part by a lower amount of favorable prior year loss development and a slight increase in the current accident year loss ratio excluding catastrophes.

In 2010, the impact of catastrophes was $634 million, which represented 5.7 percentage points of the combined ratio. A significant portion of the catastrophe losses in 2010 related to numerous storms in the United States and, to a lesser extent, the earthquake in Chile. The impact of catastrophes was $91 million in 2009 and $607 million in 2008, which represented 0.8 percentage points and 5.1 percentage points, respectively, of the combined ratio. About $310 million of the catastrophe losses in 2008 related to Hurricane Ike, including our estimated share of an assessment from the Texas Windstorm Insurance Association.

We did not have any recoveries from our primary catastrophe reinsurance treaties during the three year period ended December 31, 2010 because there was no individual catastrophe for which our losses exceeded our retention under the treaties. Under a region-specific property catastrophe reinsurance treaty, we expect to recover about $60 million of our gross losses related to the 2010 earthquake in Chile.

Our expense ratio was higher in 2010 compared with 2009, which in turn was higher compared with 2008. The increase in 2010 was due to an increase in commissions and, to a lesser extent, overhead expenses increasing at a rate that exceeded the rate of growth of premiums written. Commissions were higher primarily outside the United States due, in part, to premium growth in classes of business with higher commission rates. The increase in 2009 was due primarily to an increase in commission rates in certain classes of business in the United States and, to a lesser extent, a decline in premiums written at a rate that exceeded the rate of reduction in our overhead expenses.

Review of Underwriting Results by Business Unit

Personal Insurance

Net premiums written from personal insurance, which represented 34% of our premiums written in 2010, increased by 5% in 2010 and decreased by 4% in 2009 compared with the respective prior years. Net premiums written for the classes of business within the personal insurance segment were as follows:

	Years Ended December 31
		% Increase		% Decrease
	2010	2010 vs. 2009	2009	2009 vs. 2008	2008
		(dollars in millions)

Automobile	$638	11%	$577	(4)%	$602
Homeowners	2,382	2	2,339	(4)	2,449
Other	805	9	741	(4)	775

Total personal	$3,825	5	$3,657	(4)	$3,826

Personal automobile premiums increased in 2010, reflecting new business growth in select non-U.S. locations and the positive impact of currency fluctuation on business written outside the United States. Personal automobile premiums in the U.S. decreased slightly in 2010. Personal automobile premiums decreased in 2009 due to a highly competitive U.S. marketplace as well as the negative impact of currency fluctuation on business written outside the United States. Premiums for our homeowners business increased slightly in 2010 after decreasing in 2009. Premium growth in this business was constrained in both 2010 and 2009 due to the downturn in the U.S. economy that began in 2008, which resulted in a slowdown in new housing construction as well as lower demand for jewelry and fine arts policy endorsements. Premiums from our other personal business, which includes insurance for accident and health, excess liability and yacht, increased in 2010 after a decrease in 2009. The growth in 2010 was primarily in our non-U.S. accident business and approximately half was attributable to the effect of currency fluctuation. The decrease in 2009 was driven by our accident and health business, due primarily to the effect of currency fluctuation on the non-U.S. component of this business. The adverse impact of currency fluctuation in 2009 was offset in part by growth in the U.S. component of this business, due primarily to a select initiative. Excess liability premiums grew modestly in 2010 and were flat in 2009.

Our personal insurance business produced highly profitable underwriting results in each of the last three years, but less so in 2010 due to the impact of significantly higher homeowners catastrophe losses. A significant portion of the catastrophe losses in 2010 related to numerous storms in the United States in the first half of the year. The combined loss and expense ratios for the classes of business within the personal insurance segment were as follows:

	Years Ended December 31
	2010	2009	2008

Automobile	90.8%	90.4%	87.6%
Homeowners	91.7	80.4	83.7
Other	91.2	90.8	97.5
Total personal	91.5	84.1	87.1

Our personal automobile results were profitable in each of the past three years. Results in all three years benefited from modest favorable prior year loss development and generally lower claim frequency.

Homeowners results were highly profitable in each of the last three years, but less so in 2010 due to higher catastrophe losses. The impact of catastrophes accounted for 15.6 percentage points of the combined loss and expense ratio for this class in 2010 compared with 1.5 percentage points in 2009 and 7.8 percentage points in 2008. Results in 2009 and 2008 were adversely impacted by a higher frequency and severity of large non-catastrophe losses.

Other personal business produced profitable results in each of the past three years. Results for our excess liability business were highly profitable in 2010 and 2009 compared with near breakeven results in 2008. Prior year loss development for our personal excess liability business was favorable in 2010 and 2009 and not significant in 2008. Our yacht business was highly profitable in 2010 and 2009 compared with unprofitable results in 2008. Yacht results in 2008 were adversely affected by several large non-catastrophe losses as well as several losses related to Hurricane Ike. Our accident and health business produced profitable results in 2010 compared with breakeven results in 2009 and profitable results in 2008.

Commercial Insurance

Net premiums written from commercial insurance, which represented 42% of our premiums written in 2010, were flat in 2010 and decreased 7% in 2009 compared with the respective prior years. Net premiums written for the classes of business within the commercial insurance segment were as follows:

	Years Ended December 31
		% Increase
		(Decrease)		% Decrease
	2010	2010 vs. 2009	2009	2009 vs. 2008	2008
		(dollars in millions)

Multiple peril	$1,094	(2)%	$1,121	(7)%	$1,210
Casualty	1,532	1	1,514	(8)	1,654
Workers’ compensation	756	(1)	761	(11)	851
Property and marine	1,294	2	1,264	(1)	1,278

Total commercial	$4,676	—	$4,660	(7)	$4,993

Growth in our commercial classes in 2010 was limited by a very competitive marketplace and the restrained insurance purchasing demand of customers operating in weakened economies worldwide. Net premiums written in 2010 reflected slightly reduced exposures on renewal business in the U.S. due to the continuing effects of the weak economy, although the effect on renewal exposures progressively lessened throughout the year. On average, renewal rates in the United States for most classes of commercial insurance business were about flat in 2010 compared with 2009. Premium growth in 2010 in our commercial insurance business benefited slightly from the impact of currency fluctuation on business written outside the United States. The decrease in premiums in our commercial insurance business in 2009 was primarily attributable to the adverse effects of the economic downturn and, to a lesser extent, the negative impact of currency fluctuation on business written outside the United States. The decline in premiums in most of our commercial classes in 2009 also reflected the highly competitive marketplace, particularly for new business. The decrease in workers’ compensation premiums in 2009 reflected reduced exposures, due to lower amounts of covered payroll of our insureds, largely as a result of the downturn in the U.S. economy. Overall U.S. renewal rates were up slightly in 2009 for commercial insurance.

Retention levels of our existing customers remained strong over the last three years. New business volume was up modestly in 2010 compared with 2009. New business volume was down in 2009 compared with 2008. Although we obtained some new business in 2009 as a result of the dislocation in the insurance markets caused by the impact of the financial market crisis on some of our competitors, new business declined overall in 2009 due to continued competitive conditions and the general reduction in insurance demand due to the effects of the economic downturn.

We continued to maintain our underwriting discipline in the highly competitive market, renewing business and writing new business only where we believe we are securing acceptable rates and appropriate terms and conditions for the exposures.

Our commercial insurance business produced profitable underwriting results in each of the past three years. Results in all three years benefited from favorable loss experience, disciplined risk selection and appropriate terms and conditions in recent years. The results in 2010 and 2008 were less profitable compared with 2009 largely due to a higher impact of catastrophes. The impact of catastrophes accounted for 5.4 percentage points of the combined loss and expense ratio for our commercial insurance business in 2010, compared with 1.2 percentage points in 2009 and 8.1 percentage points in 2008. Excluding the effect of catastrophes, results for our commercial insurance business were slightly more profitable in 2010 compared to 2009, reflecting higher favorable prior year loss development, and modestly less profitable in 2009 compared to 2008.

The combined loss and expense ratios for the classes of business within commercial insurance were as follows:

	Years Ended December 31
	2010	2009	2008

Multiple peril	94.7%	85.8%	85.3%
Casualty	91.7	96.7	95.0
Workers’ compensation	93.4	92.7	82.1
Property and marine	90.5	83.3	108.8
Total commercial	92.3	89.9	93.9

Multiple peril results were profitable in 2010 compared with highly profitable results in 2009 and 2008. The less profitable results in 2010 compared with 2009 were due primarily to a higher impact of catastrophes in the property component of this business and, to a lesser extent, less profitable results in the liability component. The liability component deteriorated in 2010 compared to 2009 due to margin compression in the current accident year, as rate changes did not keep pace with the projected costs. Substantial improvement in the property component of the multiple peril business in 2009 compared with 2008, due to lower catastrophe losses, was offset by less profitable results in the liability component, due in part to a lower amount of favorable prior year loss development. The impact of catastrophes accounted for 10.3 percentage points of the combined loss and expense ratio for the multiple peril class in 2010 compared with 1.6 percentage points in 2009 and 8.5 percentage points in 2008. The property component benefited from low non-catastrophe losses in all three years, particularly outside the United States in both 2010 and 2008.

Results for our casualty business were profitable in each of the past three years, but more so in 2010. The automobile component of our casualty business was modestly profitable in 2010 and 2009 compared with highly profitable results in 2008. Results in the primary liability component were profitable in each of the past three years, but less so in each succeeding year, as earned rate levels did not keep pace with the projected costs. Results in the excess liability component were highly profitable in each of the past three years, but more so in 2010. While excess liability results in all three years benefited from favorable prior year loss development, the amount was highest in 2010, mainly due to better than expected claim severity. Casualty results in all three years were adversely affected by incurred losses related to toxic waste claims. Our analysis of these exposures resulted in increases in the estimate of our ultimate liabilities. Such losses represented 3.5 percentage points of the combined loss and expense ratio for this class in 2010, 4.1 percentage points in 2009 and 6.2 percentage points in 2008.

Workers’ compensation results were profitable in 2010 and 2009 compared with highly profitable results in 2008. Results in these years benefited from our disciplined risk selection during the past several years. Results in 2010 and 2009 were less profitable than the respective prior year due in part to the cumulative effect of rate decreases over the past several years. Prior year loss development was slightly favorable in 2010, slightly unfavorable in 2009 and modestly favorable in 2008.

Property and marine results were profitable in 2010 compared with highly profitable results in 2009 and unprofitable results in 2008. The less profitable results in 2010 compared to 2009 were due to higher catastrophe losses. The unprofitable results in 2008 were due primarily to high catastrophe losses and, to a lesser extent, a high frequency of large non-catastrophe losses. Catastrophe losses accounted for 8.9 percentage points of the combined loss and expense ratio in 2010 compared with 1.5 percentage points in 2009 and 22.1 percentage points in 2008. Excluding the impact of catastrophes, the combined ratio was 81.6%, 81.8% and 86.7% in 2010, 2009 and 2008, respectively.

Specialty Insurance

Net premiums written from specialty insurance, which represented 24% of our premiums written in 2010, were flat in 2010 and decreased by 6% in 2009 compared with the respective prior years. Net premiums written for the classes of business within the specialty insurance segment were as follows:

	Years Ended December 31
		% Increase
		(Decrease)		% Decrease
	2010	2010 vs. 2009	2009	2009 vs. 2008	2008
		(dollars in millions)

Professional liability	$2,398	(1)%	$2,413	(5)%	$2,546
Surety	329	1	326	(8)	353

Total specialty	$2,727	—	$2,739	(6)	$2,899

Net premiums written in our professional liability business decreased 1% in 2010 compared with 2009 due to the continuing effect of the economic downturn and a highly competitive marketplace. A slight overall decrease in renewal rates and modestly reduced new business volume were partially offset by the effect of strong retention of our expiring policies in 2010 compared with 2009. Premium growth in our professional liability business in 2010 benefited slightly from the impact of currency fluctuation on business written outside the United States. The decrease in net premiums written in our professional liability classes of business in 2009 was due to several factors. The continuation of the adverse effects of the economic downturn and a highly competitive marketplace in 2009 contributed to a modest decrease in retention levels, fewer attractive new business opportunities and fewer nonrecurring and merger and acquisition related coverage opportunities. In addition, the negative impact of currency fluctuation on business written outside the United States contributed to the decline in premiums in 2009.

Overall renewal rates in our professional liability business in the U.S. decreased slightly in 2010 after increasing slightly in 2009. Rates were down in most lines of our professional liability business in 2010, with the most significant reduction in rates in our directors and officers liability business. Rates for directors and officers liability and errors and omissions liability insurance for financial institutions had increased in 2009, particularly for those companies implicated in the crisis in the financial markets, but rates for those companies stabilized in 2010.

Retention levels in the professional liability classes remained strong over the last three years. New business volume declined in each of the past two years, due in varying degrees to the competition in the marketplace as well as the effects of the economic downturn. The decline in new business was greater in 2009 due to a decrease in demand for insurance resulting from the economic downturn, even though we obtained some new business as a result of the market dislocation in the insurance industry. We maintained our focus on small and middle market publicly traded and privately held companies and our commitment to maintaining underwriting discipline in this environment. We continued to obtain what we believe are acceptable rates and appropriate terms and conditions on both new and renewal business.

Premium growth in our surety business was constrained in 2010 and 2009 by the competitive environment and the impact of the weaker economy on the construction business. The slight growth in 2010 was attributable to new business in non-U.S. locations.

Our specialty insurance business produced highly profitable underwriting results in each of the last three years. The combined loss and expense ratios for the classes of business within specialty insurance were as follows:

	Years Ended December 31
	2010	2009	2008

Professional liability	87.8%	90.1%	85.0%
Surety	41.3	37.4	69.9
Total specialty	82.2	84.1	83.3

Our professional liability business produced highly profitable results in each of the past three years. The profitability of our professional liability business was particularly strong outside the United States in all three years. The employment practices liability and fiduciary liability classes each produced highly profitable results in each of the three past years. The directors and officers liability class was profitable in all three years, particularly in 2010. The fidelity class was profitable in each of the past three years, but less so in each successive year, due in part to increased large loss activity resulting from alleged third-party and insured-employee criminal activity in recent years. Our errors and omissions liability business produced highly unprofitable results in 2010 and 2009 compared with near breakeven results in 2008 due to the impact of the financial crisis related claims against financial institutions and differences in prior year loss development among the years.

Collectively, the results for the professional liability classes benefited from favorable prior year loss development in each of the past three years due primarily to the recognition of the positive loss trends we have been experiencing related to accident years 2003 through 2007. These trends were largely the result of a favorable business climate, lower policy limits and better terms and conditions. The combined ratio for the 2010 accident year in our professional liability business is modestly below breakeven, while the combined ratios for the 2009 and 2008 accident years were higher since those accident years were more affected by the crisis in the financial markets.

Our surety business produced highly profitable results in each of the past three years due to favorable loss experience. Results in 2008 were less profitable than those in 2010 and 2009 due to the adverse impact of one large loss. Our surety business tends to be characterized by losses that are infrequent but have the potential to be highly severe. When losses occur, they are mitigated, at times, by recovery rights to the customer’s assets, contract payments, collateral and bankruptcy recoveries.

The majority of our surety obligations are intended to be performance-based guarantees. We manage our exposure by individual account and by specific bond type. We have substantial commercial and construction surety exposure for current and prior customers, including exposures related to surety bonds issued on behalf of companies that have experienced deterioration in creditworthiness since we issued bonds to them. We therefore may experience an increase in filed claims and may incur high severity losses, especially in light of ongoing economic conditions. Such losses would be recognized if and when claims are filed and determined to be valid, and could have a material adverse effect on the Corporation’s results of operations.

Reinsurance Assumed

In 2005, we transferred our ongoing reinsurance assumed business and certain related assets, including renewal rights, to a reinsurance company, Harbor Point Limited, which merged into Alterra Capital Holdings Limited in May 2010. Harbor Point generally did not assume our reinsurance liabilities relating to reinsurance contracts incepting prior to December 31, 2005. We retained those liabilities and the related assets.

For a transition period of about two years, Harbor Point underwrote specific reinsurance business on our behalf. We retained a portion of this business and ceded the balance to Harbor Point.

Net premiums written from our reinsurance assumed business during the past three years have not been significant as this business is in run-off.

Reinsurance assumed results were profitable in each of the past three years. Prior year loss development was favorable in all three years, but more so in 2009 and 2008.

Catastrophe Risk Management

Our property and casualty subsidiaries have exposure to losses caused by natural perils such as hurricanes and other windstorms, earthquakes, severe winter weather and brush fires as well as from man-made catastrophic events such as terrorism. The frequency and severity of catastrophes are inherently unpredictable.

Natural Catastrophes

The extent of losses from a natural catastrophe is a function of both the total amount of insured exposure in an area affected by the event and the severity of the event. We regularly assess our concentration of risk exposures in natural catastrophe exposed areas globally and have strategies and underwriting standards to manage this exposure through individual risk selection, subject to regulatory constraints, and through the purchase of catastrophe reinsurance. We use catastrophe modeling and a risk concentration management tool to monitor and control our accumulations of potential losses in natural catastrophe exposed areas in the United States, such as California and the gulf and east coasts, as well as in natural catastrophe exposed areas in other countries. The information provided by the catastrophe modeling and the risk concentration management tool has resulted in our non-renewing some accounts and refraining from writing others. Actual results may differ materially from those suggested by the model. We also continue to actively explore and analyze credible scientific evidence, including the potential impact of global climate change, that may affect our ability to manage exposure under the insurance policies we issue as well as the impact that laws and regulations intended to combat climate change may have on us.

Despite these efforts, the occurrence of one or more severe natural catastrophic events in heavily populated areas could have a material adverse effect on the Corporation’s results of operations, financial condition or liquidity.

Terrorism Risk and Legislation

The September 11, 2001 attack changed the way the property and casualty insurance industry views catastrophic risk. That tragic event demonstrated that numerous classes of business we write are subject to terrorism related catastrophic risks in addition to the catastrophic risks related to natural occurrences. This, together with the limited availability of terrorism reinsurance, has required us to change how we identify and evaluate risk accumulations. We have licensed a terrorism model that provides loss estimates under numerous event scenarios. Actual results may differ materially from those suggested by the model. The risk concentration management tool referred to above also enables us to identify locations and geographic areas that are exposed to risk accumulations. The information provided by the terrorism model and the risk concentration management tool has resulted in our non-renewing some accounts, subject to regulatory constraints, and refraining from writing others.

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

As a precondition to recovery under TRIA, insurance companies with direct commercial insurance exposure in the United States for TRIA lines of business are required to make insurance for covered acts of terrorism available under their policies. Each insurer has a separate deductible that it must meet in the event of an act of terrorism before federal assistance becomes available. The deductible is based on a percentage of direct U.S. earned premiums for the covered lines of business in the previous calendar year. For 2011, that deductible is 20% of direct premiums earned in 2010 for these lines of business. For losses above the deductible, the federal government will pay for 85% of covered losses, while the insurer retains 15%. There is a combined annual aggregate limit for the federal government and all insurers of $100 billion. If acts of terrorism result in covered losses exceeding the $100 billion annual limit, insurers are not liable for additional losses. While the provisions of TRIA will serve to mitigate our exposure in the event of a large-scale terrorist attack, our deductible is substantial, approximating $900 million in 2011.

For certain classes of business, such as workers’ compensation, terrorism coverage is mandatory. For those classes of business where it is not mandatory, policyholders may choose not to purchase terrorism coverage, which would, subject to other statutory or regulatory restrictions, reduce our exposure.

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

Incurred but not reported (IBNR) reserve estimates are generally calculated by first projecting the ultimate cost of all claims that have occurred and then subtracting reported losses and loss expenses. Reported losses include cumulative paid losses and loss expenses plus case reserves. The IBNR reserve includes a provision for claims that have occurred but have not yet been reported to us, some of which are not yet known to the insured, as well as a provision for future development on reported claims. A relatively large proportion of our net loss reserves, particularly for long tail liability classes, are reserves for IBNR losses. In fact, more than 70% of our aggregate net loss reserves at December 31, 2010 were for IBNR losses.

Our gross case and IBNR loss reserves and related reinsurance recoverable by class of business were as follows:

					Net
	Gross Loss Reserves			Reinsurance	Loss
December 31, 2010	Case	IBNR	Total	Recoverable	Reserves
	(in millions)

Personal insurance
Automobile	$257	$155	$412	$17	$395
Homeowners	383	327	710	18	692
Other	359	663	1,022	145	877

Total personal	999	1,145	2,144	180	1,964

Commercial insurance
Multiple peril	607	1,136	1,743	38	1,705
Casualty	1,446	5,058	6,504	363	6,141
Workers’ compensation	897	1,512	2,409	175	2,234
Property and marine	664	487	1,151	332	819

Total commercial	3,614	8,193	11,807	908	10,899

Specialty insurance
Professional liability	1,477	6,329	7,806	418	7,388
Surety	16	50	66	8	58

Total specialty	1,493	6,379	7,872	426	7,446

Total insurance	6,106	15,717	21,823	1,514	20,309
Reinsurance assumed	261	634	895	303	592

Total	$6,367	$16,351	$22,718	$1,817	$20,901

					Net
	Gross Loss Reserves			Reinsurance	Loss
December 31, 2009	Case	IBNR	Total	Recoverable	Reserves
	(in millions)

Personal insurance
Automobile	$226	$187	$413	$13	$400
Homeowners	395	293	688	23	665
Other	372	660	1,032	160	872

Total personal	993	1,140	2,133	196	1,937

Commercial insurance
Multiple peril	550	1,091	1,641	26	1,615
Casualty	1,499	4,849	6,348	360	5,988
Workers’ compensation	887	1,448	2,335	197	2,138
Property and marine	781	426	1,207	449	758

Total commercial	3,717	7,814	11,531	1,032	10,499

Specialty insurance
Professional liability	1,626	6,379	8,005	453	7,552
Surety	18	48	66	8	58

Total specialty	1,644	6,427	8,071	461	7,610

Total insurance	6,354	15,381	21,735	1,689	20,046
Reinsurance assumed	305	799	1,104	364	740

Total	$6,659	$16,180	$22,839	$2,053	$20,786

Loss reserves, net of reinsurance recoverable, increased by $115 million or 1% in 2010. The effect of catastrophes increased loss reserves by about $100 million and the effect of currency fluctuation decreased reserves by approximately $30 million, due to the strength of the U.S. dollar at December 31, 2010 compared to December 31, 2009. Loss reserves related to our insurance business increased by $263 million. Loss reserves related to our reinsurance assumed business, which is in run-off, decreased by $148 million.

Total gross case reserves related to our insurance business decreased by $248 million in 2010. A majority of this decrease was in the professional liability business primarily due to the settlement in 2010 of a significant number of large losses that were unpaid as of December 31, 2009.

In establishing the loss reserves of our property and casualty subsidiaries, we consider facts currently known and the present state of the law and coverage litigation. Based on all information currently available, we believe that the aggregate loss reserves at December 31, 2010 were adequate to cover claims for losses that had occurred as of that date, including both those known to us and those yet to be reported. However, as described below, there are significant uncertainties inherent in the loss reserving process. It is therefore possible that management’s estimate of the ultimate liability for losses that had occurred as of December 31, 2010 may change, which could have a material effect on the Corporation’s results of operations and financial condition.

Estimates and Uncertainties

The process of establishing loss reserves is complex and imprecise as it must take into consideration many variables that are subject to the outcome of future events. As a result, informed subjective estimates and judgments as to our ultimate exposure to losses are an integral component of our loss reserving process.

Given the inherent complexity of the loss reserving process and the potential variability of the assumptions used, the actual emergence of losses could vary, perhaps substantially, from the estimate of losses included in our financial statements, particularly in those instances where settlements do not occur until well into the future. Our net loss reserves at December 31, 2010 were $20.9 billion. Therefore, a relatively small percentage change in the estimate of net loss reserves would have a material effect on the Corporation’s results of operations.

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

Short tail classes consist principally of homeowners, commercial property and marine business. For these classes, claims are generally reported and settled shortly after the loss occurs and the claims usually relate to tangible property. Consequently, the estimation of loss reserves for these classes is less complex.

Most of our loss reserves relate to long tail liability classes of business. Long tail classes include directors and officers liability, errors and omissions liability and other professional liability coverages, commercial primary and excess liability, workers’ compensation and other liability coverages. For many liability claims significant periods of time, ranging up to several years or more, may elapse between the occurrence of the loss, the reporting of the loss to us and the settlement of the claim. As a result, loss experience in the more recent accident years for the long tail liability classes has limited statistical credibility because a relatively small proportion of losses in these accident years are reported claims and an even smaller proportion are paid losses. An accident year is the calendar year in which a loss is incurred or, in the case of claims-made policies, the calendar year in which a loss is reported. Liability claims are also more susceptible to litigation and can be significantly affected by changing contract interpretations and the legal and economic environment. Consequently, the estimation of loss reserves for these classes is more complex and typically subject to a higher degree of variability than for short tail classes. As a result, the role of judgment is much greater for these reserve estimates.

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

Loss development factor methods generally assume that the losses yet to emerge for an accident year are proportional to the paid or reported loss amounts observed so far. Historical patterns of the development of paid and reported losses by accident year can be predictive of the expected future patterns that are applied to current paid and reported losses to generate estimated ultimate losses by accident year.

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

In addition, we must consider the uncertain effects of emerging or potential claims and coverage issues that arise as legal, judicial and social conditions change. These issues have had, and may continue to have, a negative effect on our loss reserves by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims. Examples of such issues include professional liability claims arising out of the recent crisis in the financial markets, directors and officers liability claims arising out of stock option “backdating” practices by certain public companies, directors and officers liability and errors and omissions liability claims arising out of investment banking practices and accounting and other corporate malfeasance, and exposure to claims asserted for bodily injury as a result of long term exposure to harmful products or substances. As a result of issues such as these, the uncertainties inherent in estimating ultimate claim costs on the basis of past experience have grown, further complicating the already complex loss reserving process.

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

For each class of business, we regularly adjust the assumptions and actuarial methods used in the estimation of loss reserves in response to our actual loss experience as well as our judgments regarding changes in trends and/or emerging patterns. In those instances where we primarily utilize analyses of historical patterns of the development of paid and reported losses this may be reflected, for example, in the selection of revised loss development factors. In those long tail classes of business that comprise a majority of our loss reserves and for which loss experience is less predictable due to potential changes in judicial interpretations, potential legislative actions and potential claims issues, this may be reflected in a judgmental change in our estimate of ultimate losses for particular accident years.

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

Reserves for the professional liability classes other than fidelity were $7.0 billion, net of reinsurance, at December 31, 2010. Based on a review of our loss experience, if the loss development factor for each accident year changed such that the cumulative loss development factor for the most recent accident year changed by 10%, we estimate that the net reserves for professional liability classes other than fidelity would change by approximately $625 million, in either direction. This degree of change in the reported loss development pattern is within the historical variation around the averages in our data.

Reserves for commercial excess liability (excluding asbestos and toxic waste claims) were $3.1 billion, net of reinsurance, at December 31, 2010. These reserves are included within commercial casualty. Based on a review of our loss experience, if the loss development factor for each accident year changed such that the cumulative loss development factor for the most recent accident year changed by 15%, we estimate that the net reserves for commercial excess liability would change by approximately $325 million, in either direction. This degree of change in the reported loss development pattern is within the historical variation around the averages in our data.

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

We believe that the loss reserves carried at December 31, 2010 for asbestos and toxic waste claims were adequate. However, given the judicial decisions and legislative actions that have broadened the scope of coverage and expanded theories of liability in the past and the possibilities of similar interpretations in the future, it is possible that our estimate of loss reserves relating to these exposures may increase in future periods as new information becomes available and as claims develop.

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

There have been some positive legislative and judicial developments in the asbestos environment over the past several years:

•	Various challenges to the mass screening of claimants have been mounted which have led to higher medical evidentiary standards. For example, several asbestos injury settlement trusts have suspended their acceptance of claims that were based on the diagnosis of specific physicians or screening companies. Further investigations of the medical screening process for asbestos claims are underway.

•	A number of states have implemented legislative and judicial reforms that focus the courts’ resources on the claims of the most seriously injured. Those who allege serious injury and can present credible evidence of their injuries are receiving priority trial settings in the courts, while those who have not shown any credible disease manifestation are having their hearing dates delayed or placed on an inactive docket, which preserves the right to pursue litigation in the future.

•	A number of key jurisdictions have adopted venue reform that requires plaintiffs to have a connection to the jurisdiction in order to file a complaint.

•	In recognition that many aspects of bankruptcy plans are unfair to certain classes of claimants and to the insurance industry, these plans are being more closely scrutinized by the courts and rejected when appropriate.

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

Various U.S. federal proposals to solve the ongoing asbestos litigation crisis have been considered by the U.S. Congress over the years, but none have yet been enacted. The prospect of federal asbestos reform legislation remains uncertain. As a result, we have assumed a continuation of the current legal environment with no benefit from any federal asbestos reform legislation.

Our actuaries and claim personnel perform periodic analyses of our asbestos related exposures. The analyses during 2008, 2009 and 2010 noted no developments that would indicate the need to change our estimate of ultimate liabilities related to asbestos claims.

The following table presents a reconciliation of the beginning and ending loss reserves related to asbestos claims.

	Years Ended December 31
	2010	2009	2008
	(in millions)

Gross loss reserves, beginning of year	$728	$794	$838
Reinsurance recoverable, beginning of year	39	47	45

Net loss reserves, beginning of year	689	747	793
Net incurred losses	—	—	—
Net losses paid	58	58	46

Net loss reserves, end of year	631	689	747
Reinsurance recoverable, end of year	27	39	47

Gross loss reserves, end of year	$658	$728	$794

The following table presents the number of policyholders for whom we have open asbestos case reserves and the related net loss reserves at December 31, 2010 as well as the net losses paid during 2010 by component.

	Number of	Net Loss	Net Losses
	Policyholders	Reserves	Paid
		(in millions)

Traditional defendants	16	$153	$9
Peripheral defendants	354	353	49
Future claims from unknown policyholders		125

		$631	$58

Significant uncertainty remains as to our ultimate liability related to asbestos related claims. This uncertainty is due to several factors including:

•	the long latency period between asbestos exposure and disease manifestation and the resulting potential for involvement of multiple policy periods for individual claims;

•	plaintiffs’ expanding theories of liability and increased focus on peripheral defendants;

•	the volume of claims by unimpaired plaintiffs and the extent to which they can be precluded from making claims;

•	the sizes of settlements related to more severely impaired plaintiffs;

•	the efforts by insureds to claim the right to non-products coverage not subject to aggregate limits;

•	the number of insureds seeking bankruptcy protection as a result of asbestos related liabilities;

•	the ability of claimants to bring a claim in a state in which they have no residency or exposure;

•	the impact of the exhaustion of primary limits and the resulting increase in claims on excess liability policies we have issued;

•	inconsistent court decisions and diverging legal interpretations; and

•	the possibility, however remote, of federal legislation that would address the asbestos problem.

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

In each of the past three years, the analysis of our toxic waste exposures indicated that some of our insureds had become responsible for the remediation of additional polluted sites and that, as clean up standards continue to evolve as a result of technology advances, the estimated cost of remediation of certain sites had increased. Based on these developments, we increased our net toxic waste loss reserves by $61 million in 2010, $90 million in 2009 and $85 million in 2008.

The following table presents a reconciliation of our beginning and ending loss reserves, net of reinsurance recoverable, related to toxic waste claims. The reinsurance recoverable related to these claims is minimal.

	Years Ended December 31
	2010	2009	2008
	(in millions)

Reserves, beginning of year	$215	$181	$154
Incurred losses	61	90	85
Losses paid	28	56	58

Reserves, end of year	$248	$215	$181

At December 31, 2010, $156 million of the net toxic waste loss reserves were IBNR reserves.

Reinsurance Recoverable.  Reinsurance recoverable is the estimated amount recoverable from reinsurers related to the losses we have incurred. At December 31, 2010, reinsurance recoverable included $186 million recoverable with respect to paid losses and loss expenses, which is included in other assets, and $1.8 billion recoverable on unpaid losses and loss expenses.

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

A reconciliation of our beginning and ending loss reserves, net of reinsurance, for the three years ended December 31, 2010 is as follows:

	Years Ended December 31
	2010	2009	2008
	(in millions)

Net loss reserves, beginning of year	$20,786	$20,155	$20,316

Net incurred losses and loss expenses related to
Current year	7,245	7,030	7,771
Prior years	(746)	(762)	(873)

	6,499	6,268	6,898

Net payments for losses and loss expenses related to
Current year	2,280	1,943	2,401
Prior years	4,074	4,063	4,108

	6,354	6,006	6,509

Foreign currency translation effect	(30)	369	(550)

Net loss reserves, end of year	$20,901	$20,786	$20,155

During 2010, we experienced overall favorable prior year development of $746 million, which represented 3.6% of the net loss reserves as of December 31, 2009. This compares with favorable prior year development of $762 million during 2009, which represented 3.8% of the net loss reserves at December 31, 2008, and favorable prior year development of $873 million during 2008, which represented 4.3% of the net loss reserves at December 31, 2007. Such favorable development was reflected in operating results in these respective years.

The following table presents the overall prior year loss development for the three years ended December 31, 2010 by accident year.

	Calendar Year
	(Favorable) Unfavorable Development
Accident Year	2010	2009	2008
	(in millions)

2009	$(38)
2008	(138)	$62
2007	(183)	(180)	$(86)
2006	(139)	(230)	(224)
2005	(147)	(299)	(364)
2004	(105)	(256)	(272)
2003	(46)	(50)	(84)
2002	(33)	(33)	(25)
2001	12	30	31
2000 and prior	71	194	151

	$(746)	$(762)	$(873)

The net favorable development of $746 million in 2010 was due to various factors. The most significant factors were:

•	We experienced overall favorable development of about $315 million in the professional liability classes other than fidelity, including about $190 million outside the U.S. The most significant amount of favorable development occurred in the directors and officers liability class, particularly outside the U.S., with additional favorable development in the fiduciary liability and employment practices liability classes, partially offset by adverse development in the errors and omissions liability class. The aggregate reported loss activity related to accident years 2007 and prior was less than expected, reflecting a favorable business climate, lower policy limits and better terms and conditions. As these years have become increasingly mature, and as the reported loss experience has emerged better than we expected, we have gradually decreased the expected loss ratios for these accident years. This favorable development was recognized as one among many factors in the determination of loss reserves for more current accident years. Among other important factors were the uncertainty surrounding the recent crisis in the financial markets and its aftermath and the general downward trend in prices in recent years.

•	We experienced favorable development of about $265 million in the aggregate in the personal and commercial liability classes. Favorable development in the more recent accident years, particularly in accident years 2004 to 2008, more than offset adverse development in accident years 2000 and prior, which included $61 million of incurred losses related to toxic waste claims. The overall frequency and severity of prior period liability claims were lower than expected and the effects of underwriting changes that affected these years have been more positive than expected, especially in the commercial excess liability class. These factors were reflected in the determination of the carried loss reserves for these classes at December 31, 2010.

•	We experienced favorable development of about $110 million in the aggregate in the personal and commercial property classes, primarily related to the 2008 and 2009 accident years. The severity and frequency of late developing property claims that emerged during 2010 were lower than expected. Because the incidence of large property losses is subject to a considerable element of fortuity, reserve estimates for these claims are based on an analysis of past loss experience on average over a period of years. As a result, the favorable development in 2010 was recognized, but this factor had a relatively modest effect on our determination of carried property loss reserves at December 31, 2010.

•	We experienced unfavorable development of about $70 million in the fidelity class due to higher than expected reported loss emergence, mainly related to the 2009 accident year and primarily in the U.S. Loss reserve estimates at the end of 2009 included an expectation of less prior year loss activity than actually occurred in 2010. This activity was driven by case developments on a relatively small number of large claims related to the recent economic and financial environment. As a result, this adverse development was reflected in but only had a modest effect on the determination of carried loss reserves at December 31, 2010.

•	We experienced favorable development of about $40 million in the personal automobile business due primarily to lower than expected frequency of prior year claims. This factor was reflected in our determination of carried personal automobile loss reserves at December 31, 2010.

•	We experienced favorable development of about $40 million in the surety business due to lower than expected loss emergence in recent accident years. Loss reserve estimates at the end of 2009 in this class included an expectation of more late reported losses than actually occurred in 2010. However, since the experience in this class is volatile and we would still expect such losses to occur over time, the favorable development in 2010 was given only modest weight in our determination of carried surety loss reserves at December 31, 2010.

•	We experienced favorable development of about $25 million in the run-off of our reinsurance assumed business due primarily to better than expected reported loss activity from cedants.

The net favorable development of $762 million in 2009 was also due to various factors. The most significant factors were:

•	We experienced favorable development of about $340 million in the professional liability classes other than fidelity, including about $110 million outside the U.S. A significant amount of favorable development occurred in the directors and officers liability, fiduciary liability and employment practices liability classes. We had a modest amount of unfavorable development in the errors and omissions liability class, particularly outside the U.S. A majority of the favorable development in the professional liability classes was in accident years 2004 through 2006. Reported loss activity related to these accident years was less than expected reflecting a favorable business climate, lower policy limits and better terms and conditions.

•	We experienced favorable development of about $160 million in the aggregate in the homeowners and commercial property classes, primarily related to the 2007 and 2008 accident years. The severity of late reported property claims that emerged during 2009 was lower than expected and development on prior year catastrophe events was favorable.

•	We experienced favorable development of about $150 million in the aggregate in the commercial and personal liability classes. Favorable development in more recent accident years, particularly 2004 through 2006, was partially offset by adverse development in accident years 1999 and prior, which included $90 million of incurred losses related to toxic waste claims. The frequency and severity of prior period excess and primary liability claims have been generally lower than expected and the effects of underwriting changes that affected these years appear to have been more positive than expected.

•	We experienced favorable development of about $55 million in the run-off of our reinsurance assumed business due primarily to better than expected reported loss activity from cedants.

•	We experienced favorable development of about $35 million in the surety business due to lower than expected loss emergence, mainly related to more recent accident years.

•	We experienced favorable development of about $30 million in the personal automobile business due primarily to lower than expected severity.

The net favorable development of $873 million in 2008 was also due to various factors. The most significant factors were:

•	We experienced favorable development of about $390 million in the professional liability classes other than fidelity, including about $150 million outside the U.S. Favorable development occurred in each of the primary professional liability classes, including directors and officers liability, errors and omissions liability, fiduciary liability and employment practices liability. A majority of this favorable development was in the 2004 and 2005 accident years. Reported loss activity related to these accident years was less than expected, reflecting a favorable business climate, lower policy limits and better terms and conditions.

•	We experienced favorable development of about $170 million in the aggregate in the homeowners and commercial property classes, primarily related to the 2006 and 2007 accident years. The severity of late reported property claims that emerged during 2008 was lower than expected.

•	We experienced favorable development of about $120 million in the commercial liability classes. Favorable development, particularly in excess liability and multiple peril liability classes in accident years 2002 through 2006, more than offset adverse development in accident years prior to 1998, which was mostly due to $85 million of incurred losses related to toxic waste claims.

•	We experienced favorable development of about $75 million in the fidelity class due to lower than expected reported loss emergence, particularly outside the U.S., mainly related to recent accident years.

•	We experienced favorable development of about $60 million in the run-off of our reinsurance assumed business due primarily to better than expected reported loss activity from cedants.

•	We experienced favorable development of about $30 million in the workers’ compensation class due in part to the positive effects of reforms in California.

•	We experienced favorable development of about $30 million in the personal automobile business due primarily to lower than expected severity.

In Item 1 of this report, we present an analysis of our consolidated loss reserve development on a calendar year basis for each of the ten years prior to 2010. The variability in reserve development over the ten year period illustrates the uncertainty of the loss reserving process. Conditions and trends that have affected reserve development in the past will not necessarily recur in the future. It is not appropriate to extrapolate future favorable or unfavorable reserve development based on amounts experienced in prior years.

Our U.S. property and casualty subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities. These annual statements include an analysis of loss reserves, referred to as Schedule P, that presents accident year loss development information by line of business for the nine years prior to 2010. It is our intention to post the Schedule P for our combined U.S. property and casualty subsidiaries on our website as soon as it becomes available.

Investment Results

Property and casualty investment income before taxes increased by 1% in 2010 compared with 2009 and decreased by 5% in 2009 compared with 2008. The impact of growth in average invested assets on investment income in 2010 compared to 2009 was substantially offset by the impact of lower average yields on our investment portfolio. The decrease in the average yield of our investment portfolio in 2010 primarily resulted from lower reinvestment yields on fixed maturity securities that matured, were redeemed by the issuer or were sold during the year. Investment income in 2010 benefited slightly from the impact of currency fluctuation on income from our non-U.S. investments. Lower yields, primarily on short term investments, contributed to the decrease in investment income in 2009. In addition, almost half of the decline in 2009 was related to currency fluctuation on income from our non-U.S. investments. The growth in investment income in 2010 and 2009 was limited as average invested assets increased only modestly as a result of substantial dividend distributions made by the property and casualty subsidiaries to Chubb during 2010, 2009 and 2008.

The effective tax rate on our investment income was 19.1% in 2010 compared with 19.2% in 2009 and 20.0% in 2008. The effective tax rate fluctuates as a result of our holding a different proportion of our investment portfolio in tax exempt securities during different periods.

On an after-tax basis, property and casualty investment income increased by 1% in 2010 and decreased by 3% in 2009. The after-tax annualized yield on the investment portfolio that supports our property and casualty insurance business was 3.29% in 2010 compared with 3.39% in 2009 and 3.49% in 2008.

If investment yields and average foreign currency to U.S. dollar exchange rates in 2011 are similar to 2010 year-end levels, property and casualty investment income after taxes for 2011 is expected to decline modestly. This expected decline is primarily as a result of the assumption that funds from maturing securities will be reinvested in securities with yields lower than the yields of the maturing securities.

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

Corporate and other produced a loss before taxes of $220 million in 2010 compared with losses of $238 million and $214 million in 2009 and 2008, respectively. The lower loss in 2010 compared to 2009 was primarily due to higher investment income, which included a $20 million special dividend received during 2010 on an equity security investment, partially offset by the impact of lower yields. The higher loss in 2009 compared to 2008 was due to higher interest expense and lower investment income. The higher interest expense was primarily due to an increase in average debt outstanding in 2009 as a result of the issuance of additional debt during 2008. The lower investment income in 2009 was primarily the result of a decrease in the average yield on short term investments. The higher interest expense in 2009 compared with 2008 was not offset by an increase in investment income as the proceeds from the issuance of the debt were used to repurchase Chubb’s common stock.

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

CFS’s remaining financial products contracts at December 31, 2010 included a derivative contract linked to an equity market index that terminates in 2012 and a few other insignificant transactions. We estimate that the notional amount under the remaining contracts was about $340 million and the fair value of our future obligations was $3 million at December 31, 2010.

REALIZED INVESTMENT GAINS AND LOSSES

Net realized investment gains and losses were as follows:

	Years Ended December 31
	2010	2009	2008
	(in millions)

Net realized gains (losses)
Fixed maturities	$72	$72	$66
Equity securities	49	84	32
Other invested assets	316	(21)	(56)
Harbor Point	—	—	33

	437	135	75

Other-than-temporary impairment losses
Fixed maturities	(5)	(23)	(111)
Equity securities	(6)	(89)	(335)

	(11)	(112)	(446)

Realized investment gains (losses) before tax	$426	$23	$(371)

Realized investment gains (losses) after tax	$277	$15	$(241)

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

A primary reason for the sale of fixed maturities in each of the last three years has been to improve our portfolio’s after-tax return without sacrificing quality where market opportunities have existed to do so.

The net realized gains and losses of other invested assets represent primarily the aggregate of distributions to us from the limited partnerships in which we have an interest and changes in our equity in the net assets of those partnerships based on valuations provided to us by the manager of each partnership. Due to the timing of our receipt of valuation data from the investment managers, these investments are generally reported on a one quarter lag. The net realized gains of the limited partnerships reported in 2010 reflected the strong performance of the equity and high yield investment markets in the fourth quarter of 2009 and for the first nine months of 2010.

In 2005, we transferred our ongoing reinsurance business and certain related assets to a reinsurance company, Harbor Point Limited. In exchange, we received $200 million of 6% convertible notes and warrants to purchase common stock of Harbor Point. The transaction resulted in a pre-tax gain of $204 million, of which $171 million was recognized in 2005. In 2008, the notes were converted into 2,000,000 shares of common stock of Harbor Point and we recognized the remaining $33 million gain.

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

In determining whether fixed maturities are other than temporarily impaired, prior to April 1, 2009, we considered many factors including the intent and ability to hold a security for a period of time sufficient to allow for the recovery of the security’s cost. When an impairment was deemed other than temporary, the security was written down to fair value and the entire writedown was included in net income as a realized investment loss. Effective April 1, 2009, the Corporation adopted new guidance which modified the previous guidance on the recognition and presentation of other-than-temporary impairments of debt securities. Under the new guidance, we are required to recognize an other-than-temporary impairment loss for a fixed maturity when we conclude that we have the intent to sell or it is more likely than not that we will be required to sell an impaired fixed maturity before the security recovers to its amortized cost value or it is likely it will not recover the amortized cost value of an impaired security. Also under this guidance, if we have the intent to sell or it is more likely than not we will be required to sell an impaired fixed maturity before the security recovers to its amortized cost value, the security is written down to fair value and the entire amount of the writedown is included in net income as a realized investment loss. For all other impaired fixed maturities, the impairment loss is separated into the amount representing the credit loss and the amount representing the loss related to all other factors. The amount of the impairment loss that represents the credit loss is included in net income as a realized investment loss and the amount of the impairment loss that relates to all other factors is included in other comprehensive income.

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

During each of the last three years, particularly during 2008 as a result of the significant financial market disruption, the fair value of some of our investments declined to a level below our cost. Some of these investments were deemed to be other-than-temporarily impaired. The issuers of the equity securities deemed to be other-than-temporarily impaired in each of the last three years were not concentrated within any individual industry or sector. About 75% of the fixed maturities deemed to be other than temporarily impaired in 2008 were corporate securities within the financial services sector.

Information related to investment securities in an unrealized loss position at December 31, 2010 and 2009 is included in Note (3)(b) of the Notes to Consolidated Financial Statements.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity represent a company’s overall financial strength and its ability to generate cash flows, borrow funds at competitive rates and raise new capital to meet operating and growth needs.

Capital Resources

Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. At December 31, 2010, the Corporation had shareholders’ equity of $15.5 billion and total debt of $4.0 billion.

Chubb has outstanding $400 million of 6% notes due in 2011, $275 million of 5.2% notes due in 2013, $600 million of 5.75% notes and $100 million of 6.6% debentures due in 2018, $200 million of 6.8% debentures due in 2031, $800 million of 6% notes due in 2037 and $600 million of 6.5% notes due in 2038, all of which are unsecured.

Chubb also has outstanding $1.0 billion of unsecured junior subordinated capital securities that become due on April 15, 2037, the scheduled maturity date, but only to the extent that Chubb has received sufficient net proceeds from the sale of certain qualifying capital securities. Chubb must use its commercially reasonable efforts, subject to certain market disruption events, to sell enough qualifying capital securities to permit repayment of the capital securities on the scheduled maturity date or as soon thereafter as possible. Any remaining outstanding principal amount will be due on March 29, 2067, the final maturity date. The capital securities bear interest at a fixed rate of 6.375% through April 14, 2017. Thereafter, the capital securities will bear interest at a rate equal to the three-month LIBOR rate plus 2.25%. Subject to certain conditions, Chubb has the right to defer the payment of interest on the capital securities for a period not exceeding ten consecutive years. During any such period, interest will continue to accrue and Chubb generally may not declare or pay any dividends on or purchase any shares of its capital stock.

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

In 2007, 2008 and 2009, the Board of Directors authorized the repurchase of up to 28,000,000 shares, 20,000,000 shares and 25,000,000 shares, respectively, of common stock. In June 2010, the Board of Directors authorized an increase of 14,000,000 shares of common stock to the authorization approved in 2009. As of December 31, 2010, no shares remained under these share repurchase authorizations. In December 2010, the Board of Directors authorized the repurchase of up to an additional 30,000,000 shares of common stock.

In 2008, we repurchased 26,328,770 shares of Chubb’s common stock in open market transactions at a cost of $1,311 million. In 2009, we repurchased 22,623,775 shares of Chubb’s common stock in open market transactions at a cost of $1,065 million. In 2010, we repurchased 37,667,829 shares of Chubb’s common stock in open market transactions at a cost of $2,008 million. As of December 31, 2010, 28,492,296 shares remained under the December 2010 share repurchase authorization, which has no expiration date. We expect to repurchase the shares remaining under the December 2010 authorization by the end of January 2012, subject to market conditions.

Ratings

Chubb and its property and casualty insurance subsidiaries are rated by major rating agencies. These ratings reflect the rating agency’s opinion of our financial strength, operating performance, strategic position and ability to meet our obligations to policyholders.

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

Our strong underwriting and investment results continued to generate substantial cash from operations in 2010. New cash available for investment by our property and casualty subsidiaries was approximately $250 million in 2010 compared with $1.3 billion in 2009 and $775 million in 2008. New cash available for investment by our property and casualty subsidiaries in 2010 was lower than in 2009 as a result of a $1.0 billion increase in dividends paid to Chubb by the property and casualty subsidiaries and modestly higher loss payments partially offset by lower income tax payments. New cash available for investment in 2009 was higher than in 2008 due to an $800 million decrease in dividends paid by the property and casualty subsidiaries to Chubb and lower loss payments, partially offset by lower premium collections and higher income tax payments.

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

As a holding company, Chubb’s ability to continue to pay dividends to shareholders and to satisfy its debt obligations relies on the availability of liquid assets, which is dependent in large part on the dividend paying ability of its property and casualty subsidiaries. The timing and amount of dividends paid by the property and casualty subsidiaries to Chubb may vary from year to year. Our property and casualty subsidiaries are subject to laws and regulations in the jurisdictions in which they operate that restrict the amount of dividends they may pay without the prior approval of regulatory authorities. The restrictions are generally based on net income and on certain levels of policyholders’ surplus as determined in accordance with statutory accounting practices. Dividends in excess of such thresholds are considered “extraordinary” and require prior regulatory approval. During 2010, 2009 and 2008, these subsidiaries paid dividends to Chubb of $2.2 billion, $1.2 billion, and $2.0 billion, respectively. The $2.2 billion of dividends paid by the subsidiaries to Chubb during 2010 exceeded the maximum dividend distribution amount of approximately $1.5 billion that the subsidiaries could have made during 2010 without prior approval. Regulatory approval was obtained for those dividend payments deemed to be extraordinary in 2010. The maximum dividend distribution that may be made by the property and casualty subsidiaries to Chubb during 2011 without prior regulatory approval is approximately $2.0 billion.

Chubb has a revolving credit agreement with a group of banks that provides for up to $500 million of unsecured borrowings. There have been no borrowings under this agreement. Various interest rate options are available to Chubb, all of which are based on market interest rates. The agreement contains customary restrictive covenants including a covenant to maintain a minimum consolidated shareholders’ equity, as adjusted. At December 31, 2010, Chubb was in compliance with all such covenants. The revolving credit facility is available for general corporate purposes and to support our commercial paper borrowing arrangement. The agreement has a termination date of October 19, 2012. Under the agreement Chubb is permitted to request on two occasions, at any time during the remaining term of the agreement, an extension of the maturity date for an additional one year period. On the termination date of the agreement, any borrowings then outstanding become payable.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table provides our future payments due by period under contractual obligations as of December 31, 2010, aggregated by type of obligation.

		2012	2014
		and	and	There-
	2011	2013	2015	after	Total
		(in millions)

Principal due under long term debt	$400	$275	$—	$3,300	$3,975
Interest payments on long term debt(a)	244	432	411	2,839	3,926
Future minimum rental payments under operating leases	68	108	71	72	319

	712	815	482	6,211	8,220
Loss and loss expense reserves(b)	4,998	5,680	3,635	8,405	22,718

Total	$5,710	$6,495	$4,117	$14,616	$30,938

(a)	Junior subordinated capital securities of $1 billion bear interest at a fixed rate of 6.375% through April 14, 2017 and at a rate equal to the three-month LIBOR rate plus 2.25% thereafter. For purposes of the above table, interest after April 14, 2017 was calculated using the three-month LIBOR rate as of December 31, 2010. The table includes future interest payments through the scheduled maturity date, April 15, 2037. Interest payments for the period from the scheduled maturity date through the final maturity date, March 29, 2067, would increase the contractual obligation by $765 million. It is our expectation that the capital securities will be redeemed at the end of the fixed interest rate period.

(b)	There is typically no stated contractual commitment associated with property and casualty insurance loss reserves. The obligation to pay a claim arises only when a covered loss event occurs and a settlement is reached. The vast majority of our loss reserves relate to claims for which settlements have not yet been reached. Our loss reserves therefore represent estimates of future payments. These estimates are dependent on the outcome of claim settlements that will occur over many years. Accordingly, the payment of the loss reserves is not fixed as to either amount or timing. The estimate of the timing of future payments is based on our historical loss payment patterns. The ultimate amount and timing of loss payments will likely differ from our estimate and the differences could be material. We expect that these loss payments will be funded, in large part, by future cash receipts from operations.

The above table excludes certain commitments totaling $720 million at December 31, 2010 to fund limited partnership investments. These commitments can be called by the partnerships (generally over a period of five years or less), if and when needed by the partnerships to fund certain partnership expenses or the purchase of investments. It is uncertain whether and, if so, when we will be required to fund these commitments. There is no predetermined payment schedule.

The Corporation does not have any off-balance sheet arrangements that are reasonably likely to have a material effect on the Corporation’s financial condition, results of operations, liquidity or capital resources, other than as disclosed in Note (13) of the Notes to Consolidated Financial Statements.

INVESTED ASSETS

The main objectives in managing our investment portfolios are to maximize after-tax investment income and total investment return while minimizing credit risk and managing interest rate risk in order to ensure that funds will be available to meet our insurance obligations. Investment strategies are developed based on many factors including underwriting results and our resulting tax position, regulatory requirements, fluctuations in interest rates and consideration of other market risks. Investment decisions are centrally managed by investment professionals based on guidelines established by management and approved by the boards of directors of Chubb and its respective operating companies.

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

Limited partnership investments by their nature are less liquid and may involve more risk than other investments. We actively manage our risk through type of asset class and domestic and international diversification. At December 31, 2010, we had investments in about 80 separate partnerships. We review the performance of these investments on a quarterly basis and we obtain audited financial statements annually.

In our U.S. operations, during 2010, we invested new cash primarily in tax exempt fixed maturities and we reduced our holdings of mortgage-backed securities. In 2009 and 2008, we invested new cash in tax exempt fixed maturities and taxable fixed maturities. The taxable fixed maturities we invested in were corporate bonds while we reduced our holdings of mortgage-backed securities. Our objective is to achieve the appropriate mix of taxable and tax exempt securities in our portfolio to balance both investment and tax strategies. At December 31, 2010 and December 31, 2009, 67% of our U.S. fixed maturity portfolio was invested in tax exempt securities compared with 69% at December 31, 2008.

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

The net unrealized appreciation before tax of our fixed maturities and equity securities carried at fair value was $1,723 million at December 31, 2010 and $1,606 million at December 31, 2009 compared with net unrealized depreciation of $220 million at December 31, 2008. Such unrealized appreciation and depreciation is reflected in accumulated other comprehensive income, net of applicable deferred income taxes.

Credit spreads, which refer to the difference between a risk-free yield (the yield on U.S. Treasury securities) and the actual yields on all other fixed maturity investments, decreased significantly for almost all fixed maturity investments during 2009 due to improvements in the financial markets. This resulted in an increase in the fair value of many of our fixed maturity investments. The fair value of our equity investments increased in 2009 due to the improvements in the financial markets. During 2008, credit spreads increased significantly due to declines in the financial markets. This resulted in the decrease in the fair value of many of our fixed maturity investments. The fair value of our equity securities also decreased in 2008 due to the weakness in the financial markets.

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

We use a pricing service to estimate fair value measurements for approximately 99% of our fixed maturities. The prices we obtain from a pricing service and brokers generally are non-binding, but are reflective of current market transactions in the applicable financial instruments. At December 31, 2010 and December 31, 2009, we did not hold financial instruments in our investment portfolio for which a lack of market liquidity impacted our determination of fair value.

The methods and assumptions used to estimate the fair value of the Corporation’s pension plan and other postretirement benefit plan assets, other than assets invested in pooled funds, are similar to the methods and assumptions used for our other financial instruments. The fair value of pooled funds is based on the net asset value of the funds. At December 31, 2010 and December 31, 2009, approximately 99% of the pension plan and other postretirement benefit plan assets are categorized as Level 1 or Level 2 in the fair value hierarchy.

PENSION AND OTHER POSTRETIREMENT BENEFITS

In 2010, as a result of continued improvement in the financial markets, the fair value of the assets in our pension and other postretirement benefit plans increased. Postretirement benefit costs not recognized in net income decreased by $20 million, which was reflected in other comprehensive income, net of applicable deferred income taxes. This decline reflected the periodic amortization of net actuarial loss and prior service cost and an increase in the fair value of the assets held by our pension and other postretirement benefit plans in excess of the expected return substantially offset by actuarial losses primarily from a decrease in the discount rates used to value our pension benefit obligations.

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

Employee benefits are discussed further in Note (11) of the Notes to Consolidated Financial Statements.

ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

In October 2010, the Financial Accounting Standards Board issued new guidance related to the accounting for costs associated with acquiring or renewing insurance contracts. The guidance identifies which costs relating to the successful acquisition of new or renewal insurance contracts should be capitalized. This guidance is effective for the Corporation for the year beginning January 1, 2012 and may be applied prospectively or retrospectively. We are in the process of assessing the effect that the implementation of the new guidance will have on the Corporation’s financial position and results of operations. The amount of acquisition costs we will defer under the new guidance will be less than the amount deferred under our current accounting practice. If prospective application is elected, net income in the year of adoption would be reduced as the amount of acquisition costs eligible for deferral would be lower. Amortization of the balance of deferred policy acquisition costs as of the date of adoption would continue over the period in which the related premiums are earned. If retrospective application is elected, deferred policy acquisition costs and related deferred taxes would be reduced as of the beginning of the earliest period presented in the financial statements with a corresponding reduction to shareholders’ equity.

SUBSEQUENT EVENTS

In January 2011, significant storms and related flooding occurred in and around the city of Brisbane, Australia. In February 2011, storms and flooding occurred in the area of Melbourne, Australia, and severe winter storms occurred in the Eastern and Midwestern parts of the United States. Based on information currently available, we estimate the aggregate losses from these catastrophes are about $150 million to $200 million before tax, including our previously announced estimated losses of $75 million to $100 million before tax for the Brisbane, Australia storms and related flooding losses in January. As more information becomes available about these events or if additional claims are reported, our estimate may be increased or decreased. On February 22, 2011, an earthquake took place in New Zealand but given its recent occurrence and the limited information available, we cannot estimate at this time the amount of any possible losses from this event. The impact of these catastrophes will be reflected in our first quarter 2011 results.

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

The following table provides information about our fixed maturity investments, which are sensitive to changes in interest rates. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates at December 31, 2010 and 2009. Consideration is given to the call dates of securities trading above par value and the expected prepayment patterns of mortgage-backed securities. Actual cash flows could differ from the expected amounts, primarily due to future changes in interest rates.

	At December 31, 2010
							Total
						There-	Amortized	Fair
	2011	2012	2013	2014	2015	after	Cost	Value
				(in millions)

Tax exempt	$1,527	$1,607	$2,855	$2,188	$2,233	$8,662	$19,072	$19,774
Average interest rate	4.1%	4.1%	4.1%	4.0%	4.1%	4.4%
Taxable — other than mortgage-backed securities	1,134	1,896	1,881	1,738	1,635	4,724	13,008	13,638
Average interest rate	4.2%	4.1%	4.0%	4.4%	4.1%	4.9%
Mortgage-backed securities	707	855	640	270	177	332	2,981	3,107
Average interest rate	4.9%	5.1%	5.3%	5.2%	5.1%	5.1%

Total	$3,368	$4,358	$5,376	$4,196	$4,045	$13,718	$35,061	$36,519

	At December 31, 2009
							Total
						There-	Amortized	Fair
	2010	2011	2012	2013	2014	after	Cost	Value
				(in millions)

Tax exempt	$1,155	$1,231	$1,673	$2,862	$2,168	$9,631	$18,720	$19,587
Average interest rate	4.6%	4.3%	4.2%	4.1%	4.1%	4.4%
Taxable — other than mortgage-backed securities	1,054	1,431	2,348	1,688	1,589	4,836	12,946	13,461
Average interest rate	5.0%	4.1%	4.1%	4.2%	4.6%	5.1%
Mortgage-backed securities	536	651	693	731	408	505	3,524	3,530
Average interest rate	4.7%	4.9%	5.0%	5.3%	5.3%	5.1%

Total	$2,745	$3,313	$4,714	$5,281	$4,165	$14,972	$35,190	$36,578

Our tax exempt fixed maturity portfolio has an average expected maturity of five years. Our taxable fixed maturity portfolio has an average expected maturity of four years.

Credit risk is the potential loss resulting from adverse changes in the issuer’s ability to repay the debt obligation. We have consistently invested in high quality marketable securities. Only about 1% of our fixed maturity portfolio is below investment grade. Our investment portfolio does not have any direct exposure to either sub-prime mortgages or collateralized debt obligations.

About 85% of our tax exempt securities are rated Aa or better by Moody’s with about 25% rated Aaa. The average rating of our tax exempt securities is Aa. While about 35% of our tax exempt securities are insured, the effect of insurance on the average credit rating of these securities is insignificant. The insured tax exempt securities in our portfolio have been selected based on the quality of the underlying credit and not the value of the credit insurance enhancement.

About 65% of the taxable bonds other than mortgage-backed securities in our portfolio are issued by the U.S. Treasury or U.S. government agencies or by foreign governments or are rated Aa or better.

At year-end 2010, 19% of our taxable fixed maturity portfolio was invested in mortgage-backed securities. About 96% of the mortgage-backed securities are rated Aaa, and of the remaining 4%, most are below investment grade. Of the Aaa rated securities, 41% are residential mortgage-backed securities, consisting of government agency pass-through securities guaranteed by a government agency or a government sponsored enterprise (GSE), GSE collateralized mortgage obligations (CMOs) and other CMOs, all backed by single family home mortgages. The majority of the CMOs are actively traded in liquid markets. The other 59% of the Aaa rated securities are call protected, commercial mortgage-backed securities (CMBS). About 95% of our CMBS are senior securities with the highest level of subordination. The remainder of our CMBS are seasoned securities that were issued in 2004 or earlier.

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

At December 31, 2010, the property and casualty subsidiaries held foreign currency denominated investments of $7.4 billion supporting our international operations. The principal currencies creating foreign exchange rate risk for the property and casualty subsidiaries are the Canadian dollar, the British pound sterling, the euro and the Australian dollar. The following table provides information about those fixed maturity investments that are denominated in these currencies. The table presents cash flows of principal amounts in U.S. dollar equivalents by expected maturity dates at December 31, 2010. Actual cash flows could differ from the expected amounts.

	At December 31, 2010
							Total
						There-	Amortized	Fair
	2011	2012	2013	2014	2015	after	Cost	Value
				(in millions)

Canadian dollar	$329	$246	$204	$196	$256	$715	$1,946	$2,023
British pound sterling	121	200	230	338	280	553	1,722	1,799
Euro	45	139	246	139	215	534	1,318	1,346
Australian dollar	18	19	109	148	126	419	839	859

Equity price risk is the potential loss in fair value of our equity securities resulting from adverse changes in stock prices. In general, equities have more year-to-year price variability than intermediate term high grade bonds. However, returns over longer time frames have generally been higher. Our publicly traded equity securities are high quality, diversified across industries and readily marketable. A hypothetical decrease of 10% in the market price of each of the equity securities held at December 31, 2010 and 2009 would have resulted in a decrease of $155 million and $143 million, respectively, in the fair value of the equity securities portfolio.

All of the above risks are monitored on an ongoing basis. A combination of in-house systems and proprietary models and externally licensed software are used to analyze individual securities as well as each portfolio. These tools provide the portfolio managers with information to assist them in the evaluation of the market risks of the portfolio.

Debt

We also have interest rate risk on our debt obligations. The following table presents expected cash flow of principal amounts and related weighted average interest rates by maturity date of our long term debt obligations at December 31, 2010.

	At December 31, 2010
						There-		Fair
	2011	2012	2013	2014	2015	after	Total	Value
				(in millions)

Expected cash flows of principal amounts	$400	$—	$275	$—	$—	$3,300	$3,975	$4,318
Average interest rate	6.0%	—	5.2%	—	—	6.2%

Item 8.	Consolidated Financial Statements and Supplementary Data

Consolidated financial statements of the Corporation at December 31, 2010 and 2009 and for each of the three years in the period ended December 31, 2010 and the report thereon of our independent registered public accounting firm, and the Corporation’s unaudited quarterly financial data for the two-year period ended December 31, 2010 are listed in Item 15(a) of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As of December 31, 2010, an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) was performed under the supervision and with the participation of the Corporation’s management, including Chubb’s chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2010.

During the three month period ended December 31, 2010, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2010, the Corporation’s internal control over financial reporting is effective.

The Corporation’s internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Corporation’s consolidated financial statements. Their attestation report on the Corporation’s internal control over financial reporting is shown on page 68.

Item 9B.  Other Information

None.

Report of Independent Registered Public Accounting Firm

Ernst & Young LLP
5 Times Square
New York, New York 10036

The Board of Directors and Shareholders
The Chubb Corporation

We have audited The Chubb Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Chubb Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, The Chubb Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Chubb Corporation as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, cash flows and comprehensive income for each of the three years in the period ended December 31, 2010, and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP
February 25, 2011

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding Chubb’s directors is incorporated by reference from Chubb’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders under the caption “Our Board of Directors.” Information regarding Chubb’s executive officers is included in Part I of this report under the caption “Executive Officers of the Registrant.” Information regarding Section 16 reporting compliance of Chubb’s directors, executive officers and 10% beneficial owners is incorporated by reference from Chubb’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Information regarding Chubb’s Code of Ethics for CEO and Senior Financial Officers is included in Item 1 of this report under the caption “Business — General.” Information regarding the Audit Committee of Chubb’s Board of Directors and its Audit Committee financial experts is incorporated by reference from Chubb’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders under the captions “Corporate Governance — Audit Committee,” “Audit Committee Report” and “Committee Assignments.”

Item 11.  Executive Compensation

Incorporated by reference from Chubb’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders, under the captions “Corporate Governance — Compensation Committee Interlocks and Insider Participation,” “Corporate Governance — Directors’ Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis” and “Executive Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from Chubb’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from Chubb’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders, under the captions “Corporate Governance — Director Independence” and “Certain Transactions and Other Matters.”

Item 14.  Principal Accountant Fees and Services

Incorporated by reference from Chubb’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders, under the caption “Proposal 3: Ratification of Appointment of Independent Auditor.”

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
February 24, 2011

By	/s/ John D. Finnegan
(John D. Finnegan Chairman, President and
Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John D. Finnegan (John D. Finnegan)	Chairman, President, Chief Executive Officer and Director	February 24, 2011

/s/ Zoë Baird (Zoë Baird)	Director	February 24, 2011

/s/ Sheila P. Burke (Sheila P. Burke)	Director	February 24, 2011

/s/ James I. Cash, Jr. (James I. Cash, Jr.)	Director	February 24, 2011

/s/ Martin G. McGuinn (Martin G. McGuinn)	Director	February 24, 2011

/s/ Lawrence M. Small (Lawrence M. Small)	Director	February 24, 2011

/s/ Jess Søderberg (Jess Søderberg)	Director	February 24, 2011

Signature	Title	Date

/s/ Daniel E. Somers (Daniel E. Somers)	Director	February 24, 2011

/s/ James M. Zimmerman (James M. Zimmerman)	Director	February 24, 2011

/s/ Alfred W. Zollar (Alfred W. Zollar)	Director	February 24, 2011

/s/ Richard G. Spiro (Richard G. Spiro)	Executive Vice President and Chief Financial Officer	February 24, 2011

/s/ John J. Kennedy (John J. Kennedy)	Senior Vice President and Chief Accounting Officer	February 24, 2011

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ERNST & YOUNG LLP
5 Times Square
New York, New York 10036

The Board of Directors and Shareholders
The Chubb Corporation

We have audited the accompanying consolidated balance sheets of The Chubb Corporation as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, cash flows and comprehensive income for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Chubb Corporation at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Chubb Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

February 25, 2011

THE CHUBB CORPORATION
Consolidated Statements of Income

	In Millions,
	Except For Per Share Amounts
	Years Ended December 31
	2010	2009	2008
Revenues
Premiums Earned	$11,215	$11,331	$11,828
Investment Income	1,665	1,649	1,732
Other Revenues	13	13	32
Realized Investment Gains (Losses), Net
Total Other-Than-Temporary Impairment Losses on Investments	(6)	(132)	(446)
Other-Than-Temporary Impairment Losses on Investments Recognized in Other Comprehensive Income	(5)	20	—
Other Realized Investment Gains, Net	437	135	75

Total Realized Investment Gains (Losses), Net	426	23	(371)

TOTAL REVENUES	13,319	13,016	13,221

Losses and Expenses
Losses and Loss Expenses	6,499	6,268	6,898
Amortization of Deferred Policy Acquisition Costs	3,067	3,021	3,123
Other Insurance Operating Costs and Expenses	425	416	441
Investment Expenses	35	39	32
Other Expenses	15	16	36
Corporate Expenses	290	294	284

TOTAL LOSSES AND EXPENSES	10,331	10,054	10,814

INCOME BEFORE FEDERAL AND FOREIGN INCOME TAX	2,988	2,962	2,407

Federal and Foreign Income Tax	814	779	603

NET INCOME	$2,174	$2,183	$1,804

Net Income Per Share
Basic	$6.81	$6.24	$5.00
Diluted	6.76	6.18	4.92

See accompanying notes.

THE CHUBB CORPORATION
Consolidated Balance Sheets

	In Millions
	December 31
	2010	2009
Assets
Invested Assets
Short Term Investments	$1,905	$1,918
Fixed Maturities
Tax Exempt (cost $19,072 and $18,720)	19,774	19,587
Taxable (cost $15,989 and $16,470)	16,745	16,991
Equity Securities (cost $1,285 and $1,215)	1,550	1,433
Other Invested Assets	2,239	2,075

TOTAL INVESTED ASSETS	42,213	42,004

Cash	70	51
Accrued Investment Income	447	460
Premiums Receivable	2,098	2,101
Reinsurance Recoverable on Unpaid Losses and Loss Expenses	1,817	2,053
Prepaid Reinsurance Premiums	325	308
Deferred Policy Acquisition Costs	1,562	1,533
Deferred Income Tax	98	272
Goodwill	467	467
Other Assets	1,152	1,200

TOTAL ASSETS	$50,249	$50,449

Liabilities
Unpaid Losses and Loss Expenses	$22,718	$22,839
Unearned Premiums	6,189	6,153
Long Term Debt	3,975	3,975
Dividend Payable to Shareholders	112	118
Accrued Expenses and Other Liabilities	1,725	1,730

TOTAL LIABILITIES	34,719	34,815

Commitments and Contingent Liabilities (Note 6 and 13)

Shareholders’ Equity
Preferred Stock — Authorized 8,000,000 Shares; $1 Par Value; Issued — None	—	—
Common Stock — Authorized 1,200,000,000 Shares; $1 Par Value; Issued 371,980,460 Shares	372	372
Paid-In Surplus	208	224
Retained Earnings	17,943	16,235
Accumulated Other Comprehensive Income	790	720
Treasury Stock, at Cost — 74,707,547 and 39,972,796 Shares	(3,783)	(1,917)

TOTAL SHAREHOLDERS’ EQUITY	15,530	15,634

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$50,249	$50,449

See accompanying notes.

THE CHUBB CORPORATION
Consolidated Statements of Shareholders’ Equity

	In Millions
	Years Ended December 31
	2010	2009	2008
Preferred Stock
Balance, Beginning and End of Year	$—	$—	$—

Common Stock
Balance, Beginning of Year	372	372	375
Repurchase of Shares	—	—	(4)
Shares Issued Under Stock-Based Employee Compensation Plans	—	—	1

Balance, End of Year	372	372	372

Paid-In Surplus
Balance, Beginning of Year	224	253	346
Repurchase of Shares	—	—	(114)
Changes Related to Stock-Based Employee Compensation (includes tax benefit of $15, $6 and $32)	(16)	(29)	21

Balance, End of Year	208	224	253

Retained Earnings
Balance, Beginning of Year	16,235	14,509	13,280
Cumulative Effect, as of April 1, 2009, of Change in Accounting Principle, Net of Tax	—	30	—
Net Income	2,174	2,183	1,804
Dividends Declared (per share $1.48, $1.40 and $1.32)	(466)	(487)	(479)
Repurchase of Shares	—	—	(96)

Balance, End of Year	17,943	16,235	14,509

Accumulated Other Comprehensive Income (Loss)
Unrealized Appreciation (Depreciation) of Investments Including Unrealized Other-Than-Temporary Impairment Losses
Balance, Beginning of Year	1,044	(143)	526
Cumulative Effect, as of April 1, 2009, of Change in Accounting Principle, Net of Tax	—	(30)	—
Change During Year, Net of Tax	76	1,217	(669)

Balance, End of Year	1,120	1,044	(143)

Foreign Currency Translation Gains (Losses)
Balance, Beginning of Year	160	(10)	216
Change During Year, Net of Tax	(18)	170	(226)

Balance, End of Year	142	160	(10)

Postretirement Benefit Costs Not Yet Recognized in Net Income
Balance, Beginning of Year	(484)	(582)	(298)
Change During Year, Net of Tax	12	98	(284)

Balance, End of Year	(472)	(484)	(582)

Accumulated Other Comprehensive Income (Loss), End of Year	790	720	(735)

Treasury Stock, at Cost
Balance, Beginning of Year	(1,917)	(967)	—
Repurchase of Shares	(2,008)	(1,065)	(1,097)
Shares Issued Under Stock-Based Employee Compensation Plans	142	115	130

Balance, End of Year	(3,783)	(1,917)	(967)

TOTAL SHAREHOLDERS’ EQUITY	$15,530	$15,634	$13,432

See accompanying notes.

     THE CHUBB CORPORATION
      Consolidated Statements of Cash Flows

	In Millions
	Years Ended December 31
	2010	2009	2008
Cash Flows from Operating Activities
Net Income	$2,174	$2,183	$1,804
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Increase in Unpaid Losses and Loss Expenses, Net	145	262	389
Increase (Decrease) in Unearned Premiums, Net	21	(254)	(46)
Decrease in Premiums Receivable	3	100	26
Decrease in Reinsurance Recoverable on Paid Losses	23	6	148
Change in Income Tax Recoverable or Payable	178	(27)	(80)
Deferred Income Tax (Credit)	136	86	(56)
Amortization of Premiums and Discounts on Fixed Maturities	175	186	206
Depreciation	63	69	64
Realized Investment Losses (Gains), Net	(426)	(23)	371
Other, Net	(140)	(153)	(282)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,352	2,435	2,544

Cash Flows from Investing Activities
Proceeds from Fixed Maturities
Sales	2,287	3,029	4,145
Maturities, Calls and Redemptions	2,856	2,578	2,173
Proceeds from Sales of Equity Securities	129	394	432
Purchases of Fixed Maturities	(5,197)	(7,390)	(7,125)
Purchases of Equity Securities	(156)	(37)	(191)
Investments in Other Invested Assets, Net	173	(37)	(45)
Decrease (Increase) in Short Term Investments, Net	38	563	(654)
Increase (Decrease) in Net Payable from Security Transactions not Settled	(24)	72	(18)
Purchases of Property and Equipment, Net	(54)	(52)	(46)
Other, Net	(6)	6	3

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	46	(874)	(1,326)

Cash Flows from Financing Activities
Proceeds from Issuance of Long Term Debt	—	—	1,200
Repayment of Long Term Debt	—	—	(685)
Increase (Decrease) in Funds Held under Deposit Contracts	22	(53)	(19)
Proceeds from Issuance of Common Stock Under Stock-Based Employee Compensation Plans	74	34	109
Repurchase of Shares	(2,003)	(1,060)	(1,336)
Dividends Paid to Shareholders	(472)	(487)	(471)
Other, Net	—	—	(9)

NET CASH USED IN FINANCING ACTIVITIES	(2,379)	(1,566)	(1,211)

Net Increase (Decrease) in Cash	19	(5)	7
Cash at Beginning of Year	51	56	49

CASH AT END OF YEAR	$70	$51	$56

       See accompanying notes.

     THE CHUBB CORPORATION
      Consolidated Statements of Comprehensive Income

	In Millions
	Years Ended December 31
	2010	2009	2008

Net Income	$2,174	$2,183	$1,804

Other Comprehensive Income (Loss), Net of Tax
Change in Unrealized Appreciation or Depreciation of Investments	69	1,223	(669)
Change in Unrealized Other-Than-Temporary Impairment Losses on Investments	7	(6)	—
Foreign Currency Translation Gains (Losses)	(18)	170	(226)
Change in Postretirement Benefit Costs Not Yet Recognized in Net Income	12	98	(284)

	70	1,485	(1,179)

COMPREHENSIVE INCOME	$2,244	$3,668	$625

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

(a)	Basis of Presentation

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

Certain amounts in the consolidated financial statements for prior years have been reclassified to conform with the 2010 presentation.

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

Unrealized appreciation or depreciation, including unrealized other-than-temporary impairment losses (see Note (3)(b)), of fixed maturities and equity securities carried at fair value is excluded from net income and is included, net of applicable deferred income tax, in other comprehensive income.

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

Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold and are included in net income. When the fair value of any investment is lower than its cost, an assessment is made to determine whether the decline is temporary or other than temporary. Effective April 1, 2009, the Corporation adopted new guidance related to the recognition of other-than-temporary impairments of investments (see Notes (2)(b) and (3)(b)).

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

In 2005, the Corporation transferred its ongoing reinsurance assumed business and certain related assets to Harbor Point Limited (which merged into Alterra Capital Holdings Limited in May 2010). In exchange, the Corporation received $200 million of 6% convertible notes and warrants to purchase common stock of Harbor Point. In 2008, the Corporation received 2,000,000 shares of common stock of Harbor Point upon conversion of the notes. This noncash transaction has been excluded from the statement of cash flows.

(m)	Accounting Pronouncements Not Yet Adopted

In October 2010, the Financial Accounting Standards Board (FASB) issued new guidance related to the accounting for costs associated with acquiring or renewing insurance contracts. The guidance identifies which costs relating to the successful acquisition of new or renewal insurance contracts should be capitalized. This guidance is effective for the Corporation for the year beginning January 1, 2012 and may be applied prospectively or retrospectively. The Corporation is in the process of assessing the effect that the implementation of the new guidance will have on its financial position and results of operations. The amount of acquisition costs the Corporation will defer under the new guidance will be less than the amount deferred under the Corporation’s current accounting practice. If prospective application is elected, net income in the year of adoption would be reduced as the amount of acquisition costs eligible for deferral under the new guidance would be lower. Amortization of the balance of deferred policy acquisition costs as of the date of adoption would continue over the period in which the related premiums are earned. If retrospective application is elected, deferred policy acquisition costs and related deferred taxes would be reduced as of the beginning of the earliest period presented in the financial statements with a corresponding reduction to shareholders’ equity.

(2)	Adoption of New Accounting Pronouncements

(a) Effective January 1, 2010, the Corporation adopted new guidance issued by the FASB related to the accounting for a variable interest entity (VIE). A company would consolidate a VIE, as the primary beneficiary, when a company has both of the following characteristics: (a) the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. Ongoing reassessment of whether a company is the primary beneficiary of a VIE is required. The new guidance replaces the quantitative-based approach previously required for determining which company, if any, has a controlling financial interest in a VIE. The adoption of this guidance did not have a significant effect on the Corporation’s financial position or results of operations.

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

(b) Effective April 1, 2009, the Corporation adopted new guidance issued by the FASB related to the recognition and presentation of other-than-temporary impairments. The FASB modified the guidance on the recognition of other-than-temporary impairments of debt securities. Under this guidance, an entity is required to recognize an other-than-temporary impairment when the entity concludes it has the intent to sell or it is more likely than not the entity will be required to sell an impaired debt security before the security recovers to its amortized cost value or it is likely the entity will not recover the entire amortized cost value of an impaired debt security. This guidance also changed the presentation in the financial statements of other-than-temporary impairments and provides for enhanced disclosures of both debt and equity securities. Under this guidance, if an entity has the intent to sell or it is more likely than not the entity will be required to sell an impaired debt security before the security recovers to its amortized cost value, the security is written down to fair value and the entire amount of the writedown is included in net income as a realized investment loss. For all other impaired debt securities, the impairment loss is separated into the amount representing the credit loss and the amount representing the loss related to all other factors. The portion of the impairment loss that represents the credit loss is included in net income as a realized investment loss and the amount representing the loss that relates to all other factors is included in other comprehensive income. This guidance required a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption with a corresponding adjustment to accumulated other comprehensive income. The cumulative effect adjustment from adopting this guidance resulted in a $30 million increase to retained earnings and a corresponding decrease to accumulated other comprehensive income. The adoption of this guidance did not have a significant effect on the Corporation’s financial position or results of operations.

(3)	Invested Assets and Related Income

(a) The amortized cost and fair value of fixed maturities and equity securities were as follows:

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
	(in millions)
Fixed maturities
Tax exempt	$19,072	$824	$122	$19,774

Taxable
U.S. Government and government agency and authority obligations	807	31	9	829
Corporate bonds	6,258	411	21	6,648
Foreign government and government agency obligations	5,943	231	13	6,161
Residential mortgage-backed securities	1,293	63	6	1,350
Commercial mortgage-backed securities	1,688	70	1	1,757

	15,989	806	50	16,745

Total fixed maturities	$35,061	$1,630	$172	$36,519

Equity securities	$1,285	$340	$75	$1,550

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
	(in millions)
Fixed maturities
Tax exempt	$18,720	$933	$66	$19,587

Taxable
U.S. Government and government agency and authority obligations	756	12	10	758
Corporate bonds	6,287	327	24	6,590
Foreign government and government agency obligations	5,903	221	11	6,113
Residential mortgage-backed securities	1,850	69	20	1,899
Commercial mortgage-backed securities	1,674	6	49	1,631

	16,470	635	114	16,991

Total fixed maturities	$35,190	$1,568	$180	$36,578

Equity securities	$1,215	$261	$43	$1,433

At December 31, 2010 and 2009, the gross unrealized depreciation of fixed maturities included $4 million and $15 million, respectively, of unrealized other-than-temporary impairment losses recognized in accumulated other comprehensive income.

The amortized cost and fair value of fixed maturities at December 31, 2010 by contractual maturity were as follows:

	Amortized
	Cost	Fair Value
	(in millions)

Due in one year or less	$1,625	$1,649
Due after one year through five years	11,392	11,932
Due after five years through ten years	11,701	12,394
Due after ten years	7,362	7,437

	32,080	33,412
Residential mortgage-backed securities	1,293	1,350
Commercial mortgage-backed securities	1,688	1,757

	$35,061	$36,519

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

(b) The components of unrealized appreciation or depreciation, including unrealized other-than-temporary impairment losses, of investments carried at fair value were as follows:

	December 31
	2010	2009
	(in millions)

Fixed maturities
Gross unrealized appreciation	$1,630	$1,568
Gross unrealized depreciation	172	180

	1,458	1,388

Equity securities
Gross unrealized appreciation	340	261
Gross unrealized depreciation	75	43

	265	218

	1,723	1,606
Deferred income tax liability	603	562

	$1,120	$1,044

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

The following table summarizes, for all investment securities in an unrealized loss position at December 31, 2010, the aggregate fair value and gross unrealized depreciation, including unrealized other-than-temporary impairment losses, by investment category and length of time that individual securities have continuously been in an unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Depreciation	Value	Depreciation	Value	Depreciation
			(in millions)

Fixed maturities
Tax exempt	$2,498	$79	$284	$43	$2,782	$122

Taxable
U.S. Government and government agency and authority obligations	111	3	45	6	156	9
Corporate bonds	474	12	166	9	640	21
Foreign government and government agency obligations	990	12	27	1	1,017	13
Residential mortgage-backed securities	9	1	41	5	50	6
Commercial mortgage-backed securities	38	1	—	—	38	1

	1,622	29	279	21	1,901	50

Total fixed maturities	4,120	108	563	64	4,683	172

Equity securities	69	14	299	61	368	75

	$4,189	$122	$862	$125	$5,051	$247

At December 31, 2010, approximately 695 individual fixed maturity and equity securities were in an unrealized loss position, of which approximately 660 were fixed maturities. The Corporation does not have the intent to sell and it is not more likely than not that the Corporation will be required to sell these fixed maturities before the securities recover to their amortized cost value. In addition, the Corporation believes that none of the declines in the fair values of these fixed maturities relate to credit losses. The Corporation has the intent and ability to hold the equity securities in an unrealized loss position for a period of time sufficient to allow for the recovery of cost. The Corporation believes that none of the declines in the fair value of these fixed maturities and equity securities were other than temporary at December 31, 2010.

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

The change in unrealized appreciation or depreciation of investments carried at fair value, including the change in unrealized other-than-temporary impairment losses and the cumulative effect adjustment of $30 million as a result of adopting new guidance related to the recognition and presentation of other-than-temporary impairments during 2009 was as follows:

	Years Ended December 31
	2010	2009	2008
	(in millions)

Change in unrealized appreciation or depreciation of fixed maturities	$70	$1,524	$(533)
Change in unrealized appreciation or depreciation of equity securities	47	302	(497)

	117	1,826	(1,030)
Deferred income tax (credit)	41	639	(361)

	$76	$1,187	$(669)

(c) The sources of net investment income were as follows:

	Years Ended December 31
	2010	2009	2008
	(in millions)

Fixed maturities	$1,564	$1,548	$1,559
Equity securities	47	35	49
Short term investments	9	21	72
Other	45	45	52

Gross investment income	1,665	1,649	1,732
Investment expenses	35	39	32

	$1,630	$1,610	$1,700

(d) Realized investment gains and losses were as follows:

	Years Ended December 31
	2010	2009	2008
	(in millions)

Fixed maturities
Gross realized gains	$98	$110	$109
Gross realized losses	(26)	(38)	(43)
Other-than-temporary impairment losses	(5)	(23)	(111)

	67	49	(45)

Equity securities
Gross realized gains	50	84	125
Gross realized losses	(1)	—	(93)
Other-than-temporary impairment losses	(6)	(89)	(335)

	43	(5)	(303)

Other invested assets	316	(21)	(56)
Harbor Point	—	—	33

	$426	$23	$(371)

In 2005, the Corporation transferred its ongoing reinsurance business and certain related assets to Harbor Point Limited (which merged into Alterra Capital Holdings Limited in May 2010). The transaction resulted in a pre-tax gain of $204 million of which $33 million was recognized in 2008.

(e) As of December 31, 2010 and 2009, fixed maturities still held by the Corporation for which a portion of their other-than-temporary impairment losses were recognized in other comprehensive income had cumulative credit-related losses of $21 million and $20 million, respectively, recognized in net income.

(4) Deferred Policy Acquisition Costs

Policy acquisition costs deferred and the related amortization reflected in operating results were as follows:

	Years Ended December 31
	2010	2009	2008
	(in millions)

Balance, beginning of year	$1,533	$1,532	$1,556

Costs deferred during year
Commissions and brokerage	1,734	1,663	1,736
Premium taxes and assessments	242	240	256
Salaries and operating costs	1,121	1,091	1,148

	3,097	2,994	3,140
Foreign currency translation effect	(1)	28	(41)
Amortization during year	(3,067)	(3,021)	(3,123)

Balance, end of year	$1,562	$1,533	$1,532

(5) Property and Equipment

Property and equipment included in other assets were as follows:

	December 31
	2010	2009
	(in millions)

Cost	$634	$678
Accumulated depreciation	337	368

	$297	$310

Depreciation expense related to property and equipment was $63 million, $69 million and $64 million for 2010, 2009 and 2008, respectively.

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

Management believes that the aggregate loss reserves of the P&C Group at December 31, 2010 were adequate to cover claims for losses that had occurred as of that date, including both those known and those yet to be reported. In establishing such reserves, management considers facts currently known and the present state of the law and coverage litigation. However, given the significant uncertainties inherent in the loss reserving process, it is possible that management’s estimate of the ultimate liability for losses that had occurred as of December 31, 2010 may change, which could have a material effect on the Corporation’s results of operations and financial condition.

(b) A reconciliation of the beginning and ending liability for unpaid losses and loss expenses, net of reinsurance recoverable, and a reconciliation of the net liability to the corresponding liability on a gross basis is as follows:

	2010	2009	2008
	(in millions)

Gross liability, beginning of year	$22,839	$22,367	$22,623
Reinsurance recoverable, beginning of year	2,053	2,212	2,307

Net liability, beginning of year	20,786	20,155	20,316

Net incurred losses and loss expenses related to
Current year	7,245	7,030	7,771
Prior years	(746)	(762)	(873)

	6,499	6,268	6,898

Net payments for losses and loss expenses related to
Current year	2,280	1,943	2,401
Prior years	4,074	4,063	4,108

	6,354	6,006	6,509

Foreign currency translation effect	(30)	369	(550)

Net liability, end of year	20,901	20,786	20,155
Reinsurance recoverable, end of year	1,817	2,053	2,212

Gross liability, end of year	$22,718	$22,839	$22,367

Changes in loss reserve estimates are unavoidable because such estimates are subject to the outcome of future events. Loss trends vary and time is required for changes in trends to be recognized and confirmed. During 2010, the P&C Group experienced overall favorable development of $746 million on net unpaid losses and loss expenses established as of the previous year end. This compares with favorable prior year development of $762 million in 2009 and $873 million in 2008. Such favorable development was reflected in operating results in these respective years.

The net favorable development of $746 million in 2010 was due to various factors. Overall favorable development of about $315 million was experienced in the professional liability classes other than fidelity, including about $190 million outside the United States. The most significant amount of favorable development occurred in the directors and officers liability class, particularly outside the United States, with additional favorable development in the fiduciary liability and employment practices liability classes, partially offset by adverse development experienced in the errors and omissions liability class. The aggregate reported loss activity related to accident years 2007 and prior was less than expected, reflecting a favorable business climate, lower policy limits and better terms and conditions. Favorable development of about $265 million in the aggregate was experienced in the personal and commercial liability classes. Favorable development in the more recent accident years, particularly in accident years 2004 to 2008, more than offset adverse development in accident years 2000 and prior, which included $61 million of incurred losses related to toxic waste claims. The overall frequency and severity of prior period liability claims were lower than expected and the effects of underwriting changes that affected these years have been more positive than expected, especially in the commercial excess liability class. Favorable development of about $110 million in the aggregate was experienced in the personal and commercial property classes, primarily related to the 2008 and 2009 accident years. The severity and frequency of late developing property claims that emerged during 2010 were lower than expected. Unfavorable development of about $70 million was experienced in the fidelity class due to higher than expected reported loss emergence, mainly related to the 2009 accident year and primarily in the United States. Favorable development of about $40 million was experienced in the personal automobile business due primarily to lower than expected frequency of prior year claims. Favorable development of about $40 million was experienced in the surety business due to lower than expected loss emergence in recent accident years. Favorable development of about $25 million was experienced in the run-off of the reinsurance assumed business due primarily to better than expected reported loss activity from cedants.

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

Management believes that the loss reserves carried at December 31, 2010 for asbestos and toxic waste claims were adequate. However, given the judicial decisions and legislative actions that have broadened the scope of coverage and expanded theories of liability in the past and the possibilities of similar interpretations in the future, it is possible that the estimate of loss reserves relating to these exposures may increase in future periods as new information becomes available and as claims develop.

(7) Debt and Credit Arrangements

(a) Long term debt consisted of the following:

	December 31
	2010	2009
	(in millions)

6% notes due November 15, 2011	$400	$400
5.2% notes due April 1, 2013	275	275
5.75% notes due May 15, 2018	600	600
6.6% debentures due August 15, 2018	100	100
6.8% debentures due November 15, 2031	200	200
6% notes due May 11, 2037	800	800
6.5% notes due May 15, 2038	600	600
6.375% capital securities due March 29, 2067	1,000	1,000

	$3,975	$3,975

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

The amounts of long term debt due annually during the five years subsequent to December 31, 2010 are as follows:

Years Ending December 31	(in millions)

2011	$400
2012	—
2013	275
2014	—
2015	—

(b) Interest costs of $248 million were incurred in 2010 and 2009 and $240 million were incurred in 2008. Interest paid was $244 million in 2010 and 2009 and $232 million in 2008.

(c) Chubb has a revolving credit agreement with a group of banks that provides for up to $500 million of unsecured borrowings. There have been no borrowings under this agreement. Various interest rate options are available to Chubb, all of which are based on market interest rates. Chubb pays a fee to have this revolving credit facility available. The agreement contains customary restrictive covenants including a covenant to maintain a minimum consolidated shareholders’ equity, as adjusted. At December 31, 2010, Chubb was in compliance with all such covenants. The revolving credit facility is available for general corporate purposes and to support Chubb’s commercial paper borrowing arrangement. The agreement has a termination date of October 19, 2012. Under the agreement, Chubb is permitted to request on two occasions, at any time during the remaining term of the agreement, an extension of the maturity date for an additional one year period. On the termination date of the agreement, any borrowings then outstanding become payable.

(8) Federal and Foreign Income Tax

(a) Income tax expense and taxes paid consisted of the following components:

	Years Ended December 31
	2010	2009	2008
	(in millions)
Income tax expense
Current tax
United States	$436	$532	$457
Foreign	242	161	202
Deferred tax (credit), principally United States	136	86	(56)

	$814	$779	$603

Federal and foreign income taxes paid	$500	$720	$739

(b) The effective income tax rate is different than the statutory federal corporate tax rate. The reasons for the different effective tax rate were as follows:

	Years Ended December 31
	2010		2009		2008
		% of		% of		% of
		Pre-Tax		Pre-Tax		Pre-Tax
	Amount	Income	Amount	Income	Amount	Income
	(in millions)

Income before federal and foreign income tax	$2,988		$2,962		$2,407

Tax at statutory federal income tax rate	$1,046	35.0%	$1,037	35.0%	$842	35.0%
Tax exempt interest income	(241)	(8.1)	(239)	(8.1)	(235)	(9.7)
Other, net	9	.3	(19)	(.6)	(4)	(.2)

Actual tax	$814	27.2%	$779	26.3%	$603	25.1%

(c) The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities were as follows:

	December 31
	2010	2009
	(in millions)
Deferred income tax assets
Unpaid losses and loss expenses	$643	$650
Unearned premiums	334	335
Foreign tax credits	834	879
Employee compensation	125	131
Postretirement benefits	165	171
Other-than-temporary impairment losses	290	287

Total	2,391	2,453

Deferred income tax liabilities
Deferred policy acquisition costs	441	439
Unremitted earnings of foreign subsidiaries	936	932
Unrealized appreciation of investments	603	562
Other invested assets	212	128
Other, net	101	120

Total	2,293	2,181

Net deferred income tax asset	$98	$272

Although realization of deferred income tax assets is not assured, management believes that it is more likely than not that the deferred tax assets will be realized. Accordingly, no valuation allowance was recorded at December 31, 2010 or 2009.

(d) Chubb and its domestic subsidiaries file a consolidated federal income tax return with the U.S. Internal Revenue Service (IRS). The Corporation also files income tax returns with various state and foreign tax authorities. The U.S. income tax returns for years prior to 2007 are no longer subject to examination by the IRS. The examination of the U.S. income tax returns for 2007, 2008 and 2009 is expected to be completed in 2012. Management does not anticipate any assessments for tax years that remain subject to examination that would have a material effect on the Corporation’s financial position or results of operations.

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

Premiums earned and insurance losses and loss expenses are reported net of reinsurance in the consolidated statements of income.

The effect of reinsurance on the premiums written and earned of the P&C Group was as follows:

	Years Ended December 31
	2010	2009	2008
	(in millions)

Direct premiums written	$11,952	$11,813	$12,443
Reinsurance assumed	391	370	549
Reinsurance ceded	(1,107)	(1,106)	(1,210)

Net premiums written	$11,236	$11,077	$11,782

Direct premiums earned	$11,949	$12,058	$12,441
Reinsurance assumed	363	435	607
Reinsurance ceded	(1,097)	(1,162)	(1,220)

Net premiums earned	$11,215	$11,331	$11,828

In 2005, the Corporation transferred its ongoing reinsurance assumed business and certain related assets to Harbor Point Limited (which merged into Alterra Capital Holdings Limited in May 2010).

The ceded reinsurance premiums written and earned included $7 million and $14 million, respectively, in 2010 and $40 million and $111 million, respectively, in 2009 and $195 million and $243 million, respectively, in 2008 that were ceded to Harbor Point or its successor company as part of the transfer arrangement.

Ceded losses and loss expenses, which reduce losses and loss expenses incurred, were $392 million, $291 million and $417 million in 2010, 2009 and 2008, respectively. The ceded losses and loss expenses in 2010, 2009 and 2008 included $(9) million, $64 million and $163 million, respectively, that were ceded to Harbor Point or its successor company as part of the transfer arrangement.

(10)	Stock-Based Employee Compensation Plans

The Corporation has two stock-based employee compensation plans, the Long-Term Incentive Plan and the Employee Stock Purchase Plan. The compensation cost with respect to these plans was $81 million, $80 million and $81 million in 2010, 2009 and 2008, respectively. The total income tax benefit included in net income with respect to these stock-based compensation arrangements was $28 million in 2010, 2009 and 2008.

As of December 31, 2010, there was $86 million of unrecognized compensation cost related to nonvested awards. That cost is expected to be reflected in operating results over a weighted average period of 1.7 years.

(a) The Long-Term Incentive Plan provides for the granting of restricted stock units, restricted stock, performance units, stock options and other stock-based awards to key employees. The maximum number of shares of Chubb’s common stock in respect to which stock-based awards may be granted under the plan most recently approved by shareholders is 8,650,000 shares. Additional shares of Chubb’s common stock may also become available for grant in connection with the cancellation, forfeiture and/or settlement of awards previously granted. At December 31, 2010, 8,245,970 shares were available for grant.

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

An amount equal to the fair value at the date of grant of restricted stock unit awards, restricted stock awards and performance unit awards is expensed over the vesting period. The weighted average fair value per share of the restricted stock units granted was $51.04, $40.38 and $50.44 in 2010, 2009 and 2008, respectively. The weighted average fair value per share of the performance units granted was $60.06, $45.60 and $51.46 in 2010, 2009 and 2008, respectively.

Additional information with respect to restricted stock units and performance units is as follows:

	Restricted Stock Units		Performance Units*
		Weighted Average		Weighted Average
	Number	Grant Date	Number	Grant Date
	of Shares	Fair Value	of Shares	Fair Value

Nonvested, January 1, 2010	3,175,851	$46.52	1,379,121	$48.14
Granted	1,013,424	51.04	626,152	60.06
Vested	(903,707)	49.96	(588,713)	51.46
Forfeited	(126,303)	47.92	(32,330)	52.42

Nonvested, December 31, 2010	3,159,265	46.93	1,384,230	52.02

*	The number of shares earned may range from 0% to 200% of the performance units shown in the table above.

**	The performance units earned in 2010 were 151.4% of the vested shares shown in the table, or 891,311 shares.

The total fair value of restricted stock units and restricted stock that vested during 2010, 2009 and 2008 was $46 million, $41 million and $65 million, respectively. The total fair value of performance units that vested during 2010, 2009 and 2008 was $53 million, $41 million and $57 million, respectively.

Stock Options

Stock options are granted at exercise prices not less than the fair value of Chubb’s common stock on the date of grant. The terms and conditions upon which options become exercisable may vary among grants. Options expire no later than ten years from the date of grant.

An amount equal to the fair value of stock options at the date of grant is expensed over the period that such options become exercisable. The weighted average fair value per stock option granted during 2010, 2009 and 2008 was $9.46, $6.34 and $6.04, respectively. The fair value of each stock option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2010	2009	2008
Risk-free interest rate	2.5%	2.0%	2.5%
Expected volatility	25.0%	23.8%	16.4%
Dividend yield	2.9%	3.4%	2.5%
Expected average term (in years)	5.2	5.4	3.9

Additional information with respect to stock options is as follows:

			Weighted Average
	Number	Weighted Average	Remaining	Aggregate
	of Shares	Exercise Price	Contractual Term	Intrinsic Value
			(in years)	(in millions)

Outstanding, January 1, 2010	4,915,461	$35.86
Granted	98,299	50.92
Exercised	(1,784,423)	33.38
Forfeited	(70,641)	42.55

Outstanding, December 31, 2010	3,158,696	37.58	2.2	70

Exercisable, December 31, 2010	2,949,342	36.93	1.8	67

The total intrinsic value of the stock options exercised during 2010, 2009 and 2008 was $37 million, $12 million and $52 million, respectively. The Corporation received cash of $58 million, $26 million and $74 million during 2010, 2009 and 2008, respectively, from the exercise of stock options. The tax benefit realized with respect to the exercise of stock options was $11 million in 2010, $4 million in 2009 and $19 million in 2008.

(b) Under the Employee Stock Purchase Plan, substantially all employees are eligible to receive rights to purchase shares of Chubb’s common stock at a fixed price at the end of the offering period. The price is determined on the date the purchase rights are granted and the offering period cannot exceed 27 months. The number of shares an eligible employee may purchase is based on the employee’s compensation. An amount equal to the fair value of purchase rights at the date of grant is expensed over the offering period. No purchase rights have been granted since 2002.

(11)	Employee Benefits

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

The funded status of the pension and other postretirement benefit plans at December 31, 2010 and 2009 was as follows:

			Other
	Pension		Postretirement
	Benefits		Benefits
	2010	2009	2010	2009

Benefit obligation, beginning of year	$1,900	$1,761	$338	$315
Service cost	75	73	11	10
Interest cost	112	104	21	19
Actuarial loss	92	34	32	3
Benefits paid	(63)	(87)	(11)	(10)
Foreign currency translation effect	(2)	15	1	1

Benefit obligation, end of year	2,114	1,900	392	338
Plan assets at fair value	1,922	1,558	65	50

Funded status at end of year, included in other liabilities	$192	$342	$327	$288

Net actuarial loss and prior service cost included in accumulated other comprehensive income that were not yet recognized as components of net benefit costs at December 31, 2010 and 2009 were as follows:

			Other
	Pension		Postretirement
	Benefits		Benefits
	2010	2009	2010	2009
	(in millions)

Net actuarial loss	$637	$681	$80	$54
Prior service cost (benefit)	24	28	—	(2)

	$661	$709	$80	$52

The accumulated benefit obligation for the pension plans was $1,784 million and $1,593 million at December 31, 2010 and 2009, respectively. The accumulated benefit obligation is the present value of pension benefits earned as of the measurement date based on employee service and compensation prior to that date. It differs from the pension benefit obligation in the table above in that the accumulated benefit obligation includes no assumptions regarding future compensation levels.

The weighted average assumptions used to determine the benefit obligations were as follows:

			Other
			Postretirement
	Pension Benefits		Benefits
	2010	2009	2010	2009

Discount rate	5.75%	6.0%	5.75%	6.0%
Rate of compensation increase	4.5	4.5	—	—

The Corporation made pension plan contributions of $207 million and $228 million during 2010 and 2009, respectively. The Corporation made other postretirement benefit plan contributions of $10 million during 2010 and 2009.

The components of net pension and other postretirement benefit costs reflected in net income and other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2010, 2009 and 2008 were as follows:

				Other
	Pension Benefits			Postretirement Benefits
	2010	2009	2008	2010	2009	2008
	(in millions)

Costs reflected in net income
Service cost	$75	$73	$76	$11	$10	$10
Interest cost	112	104	99	21	19	17
Expected return on plan assets	(131)	(118)	(114)	(4)	(4)	(3)
Amortization of net actuarial loss and prior service cost and other	64	46	51	2	1	1

	$120	$105	$112	$30	$26	$25

Changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial loss (gain)	$16	$(83)	$462	$30	$(4)	$27
Amortization of net actuarial loss and prior service cost and other	(64)	(46)	(51)	(2)	(1)	(1)

	$(48)	$(129)	$411	$28	$(5)	$26

The estimated aggregate net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net benefit costs during 2011 for the pension and other postretirement benefit plans is $70 million.

The weighted average assumptions used to determine net pension and other postretirement benefit costs were as follows:

				Other
	Pension Benefits			Postretirement Benefits
	2010	2009	2008	2010	2009	2008
Discount rate	6.0%	6.0%	6.0%	6.0%	6.0%	6.0%
Rate of compensation increase	4.5	4.5	4.5	—	—	—
Expected long term rate of return on plan assets	8.0	8.0	8.0	8.0	8.0	8.0

The weighted average health care cost trend rate assumptions used to measure the expected cost of medical benefits were as follows:

	December 31
	2010	2009

Health care cost trend rate for next year	8.4%	8.7%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5	4.5
Year that the rate reaches the ultimate trend rate	2028	2028

The health care cost trend rate assumption has a significant effect on the amount of the accumulated other postretirement benefit obligation and the net other postretirement benefit cost reported. To illustrate, a one percent increase or decrease in the trend rate for each year would increase or decrease the accumulated other postretirement benefit obligation at December 31, 2010 by approximately $68 million and the aggregate of the service and interest cost components of net other postretirement benefit cost for the year ended December 31, 2010 by approximately $6 million.

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

The fair values of the pension plan assets were as follows:

	December 31
	2010	2009
	(in millions)

Short term investments	$64	$33

Fixed maturities
U.S. Government and government agency and authority obligations	168	175
Corporate bonds	272	232
Foreign government and government agency obligations	41	33
Mortgage-backed securities	157	121

Total fixed maturities	638	561

Equity securities	1,181	935
Other assets	39	29

	$1,922	$1,558

At December 31, 2010 and 2009, pension plan assets invested in pooled funds were $1,035 million and $794 million, respectively.

At December 31, 2010 and 2009, other postretirement benefit plan assets were invested in a pooled fund and had a fair value of $65 million and $50 million, respectively.

The estimated benefits expected to be paid in each of the next five years and in the aggregate for the following five years are as follows:

		Other
	Pension	Postretirement
Years Ending December 31	Benefits	Benefits
	(in millions)

2011	$86	$12
2012	80	13
2013	86	15
2014	94	16
2015	131	18
2016-2020	645	116

(b) The Corporation has a defined contribution benefit plan, the Capital Accumulation Plan, in which substantially all employees are eligible to participate. Under this plan, the employer makes an annual matching contribution equal to 100% of each eligible employee’s pre-tax elective contributions, up to 4% of the employee’s eligible compensation. Contributions are invested at the election of the employee in Chubb’s common stock or in various other investment funds. Employer contributions were $28 million in 2010, $27 million in 2009 and $28 million in 2008.

(12)	Comprehensive Income

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

The components of other comprehensive income or loss were as follows:

	Years Ended December 31
	2010			2009			2008
	Before	Income		Before	Income		Before	Income
	Tax	Tax	Net	Tax	Tax	Net	Tax	Tax	Net
	(in millions)

Unrealized holding gains (losses) arising during the year	$230	$81	$149	$1,930	$675	$1,255	$(1,378)	$(483)	$(895)
Unrealized other-than-temporary impairment losses arising during the year	(3)	(1)	(2)	(14)	(5)	(9)	—	—	—
Reclassification adjustment for realized gains (losses) included in net income	110	39	71	44	15	29	(348)	(122)	(226)

Net unrealized gains (losses) recognized in other comprehensive income or loss	117	41	76	1,872	655	1,217	(1,030)	(361)	(669)
Foreign currency translation gains (losses)	(28)	(10)	(18)	262	92	170	(348)	(122)	(226)
Change in postretirement benefit costs not yet recognized in net income	20	8	12	134	36	98	(437)	(153)	(284)

Total other comprehensive income (loss)	$109	$39	$70	$2,268	$783	$1,485	$(1,815)	$(636)	$(1,179)

(13)	Commitments and Contingent Liabilities

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

The Attorney General of Ohio on August 24, 2007 filed an action in the Court of Common Pleas in Cuyahoga County, Ohio, against Chubb and certain of its subsidiaries, as well as several other insurers and one broker, as a result of the Ohio Attorney General’s business practices investigation. This action alleged violations of Ohio’s antitrust laws. On January 7, 2011, the Corporation settled with the Ohio Attorney General and this matter has been dismissed with prejudice. Although no other Attorney General or regulator has initiated an action against the Corporation, it is possible that such an action could be brought against the Corporation with respect to some or all of the issues that were the focus of the business practice investigations.

Individual actions and purported class actions arising out of the investigations into the payment of contingent commissions to brokers and agents have been filed in a number of federal and state courts. On August 1, 2005, Chubb and certain of its subsidiaries were named in a putative class action entitled In re Insurance Brokerage Antitrust Litigation in the U.S. District Court for the District of New Jersey (N. J. District Court). This action, brought against several brokers and insurers on behalf of a class of persons who purchased insurance through the broker defendants, asserts claims under the Sherman Act, state law and the Racketeer Influenced and Corrupt Organizations Act (RICO) arising from the alleged unlawful use of contingent commission agreements. On September 28, 2007, the N. J. District Court dismissed the second amended complaint filed by the plaintiffs in its entirety. In so doing, the court dismissed the plaintiffs’ Sherman Act and RICO claims with prejudice for failure to state a claim, and it dismissed the plaintiffs’ state law claims without prejudice because it declined to exercise supplemental jurisdiction over them. The plaintiffs appealed the dismissal of their second amended complaint to the U.S. Court of Appeals for the Third Circuit (Third Circuit). On August 13, 2010, the Third Circuit affirmed in part and vacated in part the N.J. District Court decision and remanded the case back to the N.J. District Court for further proceedings. As a result of the Third Circuit’s decision, the plaintiffs’ state law claims and certain of the plaintiffs’ Sherman Act and RICO claims were reinstated against the Corporation. The Corporation and the other defendants have filed motions to dismiss the reinstated claims and the parties are awaiting the N.J. District Court’s decision.

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

(b) Chubb Financial Solutions (CFS), a wholly owned subsidiary of Chubb, participated in derivative financial instruments and has been in run-off since 2003. At December 31, 2010 and 2009, CFS had a derivative contract linked to an equity market index that terminates in 2012 and a few other insignificant derivative contracts.

CFS’s aggregate exposure, or retained risk, from its derivative contracts is referred to as notional amount. Notional amounts are used to calculate the exchange of contractual cash flows and are not necessarily representative of the potential for gain or loss. Notional amounts are not recorded on the balance sheet. The notional amount of future obligations under CFS’s derivative contracts at December 31, 2010 and 2009 was approximately $340 million.

Future obligations with respect to the derivative contracts are carried at fair value at the balance sheet date and are included in other liabilities. The fair value of future obligations under CFS’s derivative contracts at December 31, 2010 and 2009 was approximately $3 million and $4 million, respectively.

(c) A property and casualty insurance subsidiary issued a reinsurance contract to an insurer that provides financial guarantees on debt obligations. At December 31, 2010, the aggregate principal commitments related to this contract for which the subsidiary was contingently liable amounted to approximately $400 million. These commitments expire by 2023.

(d) The Corporation occupies office facilities under lease agreements that expire at various dates through 2021; such leases are generally renewed or replaced by other leases. Most facility leases contain renewal options for increments ranging from two to ten years. The Corporation also leases data processing, office and transportation equipment. All leases are operating leases.

Rent expense was as follows:

	Years Ended
	December 31
	2010	2009	2008
	(in millions)

Office facilities	$77	$75	$79
Equipment	9	13	13

	$86	$88	$92

At December 31, 2010, future minimum rental payments required under non-cancellable operating leases were as follows:

Years Ending December 31	(in millions)

2011	$68
2012	58
2013	50
2014	40
2015	31
After 2015	72

$319

(e) The Corporation had commitments totaling $720 million at December 31, 2010 to fund limited partnership investments. These commitments can be called by the partnerships (generally over a period of 5 years or less) to fund certain partnership expenses or the purchase of investments.

(14) Segments Information

The principal business of the Corporation is the sale of property and casualty insurance. The profitability of the property and casualty insurance business depends on the results of both underwriting operations and investments, which are viewed as two distinct operations. The underwriting operations are managed and evaluated separately from the investment function.

The P&C Group underwrites most lines of property and casualty insurance. Underwriting operations consist of four separate business units: personal insurance, commercial insurance, specialty insurance and reinsurance assumed. The personal segment targets the personal insurance market. The personal classes include automobile, homeowners and other personal coverages. The commercial segment includes those classes of business that are generally available in broad markets and are of a more commodity nature. Commercial classes include multiple peril, casualty, workers’ compensation and property and marine. The specialty segment includes those classes of business that are available in more limited markets since they require specialized underwriting and claim settlement. Specialty classes include professional liability coverages and surety. The reinsurance assumed business is effectively in run-off following the transfer of the ongoing business to Harbor Point in 2005.

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

Revenues, income before income tax and assets of each operating segment were as follows:

	Years Ended December 31
	2010	2009	2008
	(in millions)

Revenues
Property and casualty insurance
Premiums earned
Personal insurance	$3,768	$3,692	$3,787
Commercial insurance	4,647	4,762	5,015
Specialty insurance	2,787	2,829	2,935

Total insurance	11,202	11,283	11,737
Reinsurance assumed	13	48	91

	11,215	11,331	11,828
Investment income	1,590	1,585	1,652
Other revenues	—	2	4

Total property and casualty insurance	12,805	12,918	13,484
Corporate and other	88	75	108
Realized investment gains (losses)	426	23	(371)

Total revenues	$13,319	$13,016	$13,221

Income (loss) before income tax
Property and casualty insurance
Underwriting
Personal insurance	$303	$600	$478
Commercial insurance	347	510	309
Specialty insurance	512	474	499

Total insurance	1,162	1,584	1,286
Reinsurance assumed	30	74	58

	1,192	1,658	1,344
Increase (decrease) in deferred policy acquisition costs	30	(27)	17

Underwriting income	1,222	1,631	1,361
Investment income	1,558	1,549	1,622
Other income (charges)	2	(3)	9

Total property and casualty insurance	2,782	3,177	2,992
Corporate and other loss	(220)	(238)	(214)
Realized investment gains (losses)	426	23	(371)

Total income before income tax	$2,988	$2,962	$2,407

	December 31
	2010	2009	2008
	(in millions)

Assets
Property and casualty insurance	$47,838	$47,682	$45,354
Corporate and other	2,483	2,876	3,297
Adjustments and eliminations	(72)	(109)	(222)

Total assets	$50,249	$50,449	$48,429

The international business of the property and casualty insurance segment is conducted primarily through subsidiaries that operate solely outside of the United States. Their assets and liabilities are located principally in the countries where the insurance risks are written. International business is also written by branch offices of certain domestic subsidiaries.

Revenues of the P&C Group by geographic area were as follows:

	Years Ended December 31
	2010	2009	2008
	(in millions)

Revenues
United States	$9,642	$9,991	$10,329
International	3,163	2,927	3,155

Total	$12,805	$12,918	$13,484

(15)	Fair Values of Financial Instruments

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

The carrying values and fair values of financial instruments were as follows:

	December 31
	2010		2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(in millions)

Assets
Invested assets
Short term investments	$1,905	$1,905	$1,918	$1,918
Fixed maturities (Note 3)	36,519	36,519	36,578	36,578
Equity securities	1,550	1,550	1,433	1,433
Liabilities
Long term debt (Note 7)	3,975	4,318	3,975	4,102

A pricing service provides fair value amounts for approximately 99% of the Corporation’s fixed maturities. The prices obtained from a pricing service and brokers generally are non-binding, but are reflective of current market transactions in the applicable financial instruments.

At December 31, 2010 and 2009, the Corporation did not hold financial instruments in its investment portfolio for which a lack of market liquidity impacted the determination of fair value.

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

Level 3 — Inputs that are unobservable.

The fair value of fixed maturities and equity securities categorized based upon the lowest level of input that was significant to the fair value measurement was as follows:

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in millions)
Fixed maturities
Tax exempt	$—	$19,765	$9	$19,774

Taxable
U.S. Government and government agency and authority obligations	—	829	—	829
Corporate bonds	—	6,483	165	6,648
Foreign government and government agency obligations	—	6,135	26	6,161
Residential mortgage-backed securities	—	1,329	21	1,350
Commercial mortgage-backed securities	—	1,757	—	1,757

	—	16,533	212	16,745

Total fixed maturities	—	36,298	221	36,519
Equity securities	1,537	—	13	1,550

	$1,537	$36,298	$234	$38,069

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(in millions)
Fixed maturities
Tax exempt	$—	$19,578	$9	$19,587

Taxable
U.S. Government and government agency and authority obligations	—	725	33	758
Corporate bonds	—	6,482	108	6,590
Foreign government and government agency obligations	—	6,113	—	6,113
Residential mortgage-backed securities	—	1,898	1	1,899
Commercial mortgage-backed securities	—	1,631	—	1,631

	—	16,849	142	16,991

Total fixed maturities	—	36,427	151	36,578
Equity securities	1,207	—	226	1,433

	$1,207	$36,427	$377	$38,011

The amount of Level 3 equity securities at December 31, 2010 decreased compared to December 31, 2009 primarily due to the exchange, as a result of a merger, of equity securities of a non-public company in which the Corporation held an investment for equity securities of a public company for which a quoted price in an active market was available.

(b) The methods and assumptions used to estimate the fair value of the Corporation’s pension plan and other postretirement benefit plan assets, other than assets invested in pooled funds, are similar to the methods and assumptions used for the Corporation’s other financial instruments. The fair value of pooled funds is based on the net asset value of the funds.

Based on the fair value hierarchy, the fair value of the Corporation’s pension plan assets categorized based upon the lowest level of input that was significant to the fair value measurement was as follows:

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in millions)

Short term investments	$—	$64	$—	$64

Fixed maturities
U.S. Government and government agency and authority obligations	—	167	1	168
Corporate bonds	—	272	—	272
Foreign government and government agency obligations	—	41	—	41
Mortgage-backed securities	—	157	—	157

Total fixed maturities	—	637	1	638

Equity securities	348	833	—	1,181
Other assets	15	6	18	39

	$363	$1,540	$19	$1,922

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(in millions)

Short term investments	$9	$24	$—	$33

Fixed maturities
U.S. Government and government agency and authority obligations	—	175	—	175
Corporate bonds	—	230	2	232
Foreign government and government agency obligations	—	33	—	33
Mortgage-backed securities	—	121	—	121

Total fixed maturities	—	559	2	561

Equity securities	286	649	—	935
Other assets	16	1	12	29

	$311	$1,233	$14	$1,558

The fair value of the Corporation’s other postretirement benefit plan assets was $65 million and $50 million at December 31, 2010 and 2009, respectively. Based on the fair value hierarchy, the fair value of these assets was categorized as Level 1 based upon the lowest level of input that was significant to the fair value measurement.

(16)	Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average shares outstanding during the year. The computation of diluted earnings per share reflects the potential dilutive effect, using the treasury stock method, of outstanding awards under stock-based employee compensation plans.

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31
	2010	2009	2008
	(in millions except for per share amounts)

Basic earnings per share:
Net income	$2,174	$2,183	$1,804

Weighted average shares outstanding	319.2	350.1	361.1

Basic earnings per share	$6.81	$6.24	$5.00

Diluted earnings per share:
Net income	$2,174	$2,183	$1,804

Weighted average shares outstanding	319.2	350.1	361.1
Additional shares from assumed exercise of stock-based compensation awards	2.4	2.9	5.7

Weighted average shares and potential shares assumed outstanding for computing diluted earnings per share	321.6	353.0	366.8

Diluted earnings per share	$6.76	$6.18	$4.92

(17)	Shareholders’ Equity

(a) The authorized but unissued preferred shares may be issued in one or more series and the shares of each series shall have such rights as fixed by the Board of Directors.

(b) The activity of Chubb’s common stock was as follows:

	Years Ended December 31
	2010	2009	2008
	(number of shares)

Common stock issued
Balance, beginning of year	371,980,460	371,980,710	374,649,923

Repurchase of shares	—	—	(4,017,884)
Share activity under stock-based employee compensation plans	—	(250)	1,348,671

Balance, end of year	371,980,460	371,980,460	371,980,710

Treasury stock
Balance, beginning of year	39,972,796	19,726,097	—
Repurchase of shares	37,667,829	22,623,775	22,310,886
Share activity under stock-based employee compensation plans	(2,933,078)	(2,377,076)	(2,584,789)

Balance, end of year	74,707,547	39,972,796	19,726,097

Common stock outstanding, end of year	297,272,913	332,007,664	352,254,613

(c) As of December 31, 2010, 28,492,296 shares remained under the share repurchase authorization that was approved by the Board of Directors in December 2010. The authorization has no expiration date.

(d) The property and casualty insurance subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). For such subsidiaries, statutory accounting practices differ in certain respects from GAAP.

A comparison of shareholders’ equity on a GAAP basis and policyholders’ surplus on a statutory basis is as follows:

	December 31
	2010		2009
	GAAP	Statutory	GAAP	Statutory
	(in millions)

P&C Group	$17,266	$14,539	$17,002	$14,526

Corporate and other	(1,736)		(1,368)

	$15,530		$15,634

A comparison of GAAP and statutory net income (loss) is as follows:

	Years Ended December 31
	2010		2009		2008
	GAAP	Statutory	GAAP	Statutory	GAAP	Statutory
	(in millions)

P&C Group	$2,374	$2,295	$2,324	$2,357	$1,997	$1,963

Corporate and other	(200)		(141)		(193)

	$2,174		$2,183		$1,804

(e) As a holding company, Chubb’s ability to continue to pay dividends to shareholders and to satisfy its obligations, including the payment of interest and principal on debt obligations, relies on the availability of liquid assets, which is dependent in large part on the dividend paying ability of its property and casualty insurance subsidiaries. The Corporation’s property and casualty insurance subsidiaries are subject to laws and regulations in the jurisdictions in which they operate that restrict the amount of dividends they may pay without the prior approval of regulatory authorities. The restrictions are generally based on net income and on certain levels of policyholders’ surplus as determined in accordance with statutory accounting practices. Dividends in excess of such thresholds are considered “extraordinary” and require prior regulatory approval. During 2010, these subsidiaries paid dividends of $2.2 billion to Chubb.

The maximum dividend distribution that may be made by the property and casualty insurance subsidiaries to Chubb during 2011 without prior regulatory approval is approximately $2.0 billion.

QUARTERLY FINANCIAL DATA

Summarized unaudited quarterly financial data for 2010 and 2009 are shown below. In management’s opinion, the interim financial data contain all adjustments, consisting of normal recurring items, necessary to present fairly the results of operations for the interim periods.

	Three Months Ended
	March 31		June 30		September 30		December 31
	2010	2009	2010	2009	2010	2009	2010	2009
	(in millions except for per share amounts)

Revenues	$3,323	$2,965	$3,318	$3,266	$3,267	$3,320	$3,411	$3,465
Losses and expenses	2,675	2,535	2,616	2,513	2,483	2,511	2,557	2,495
Federal and foreign income tax	184	89	184	202	212	213	234	275

Net income	$464	$341	$518	$551	$572	$596	$620	$695

Basic earnings per share	$1.39	$.96	$1.60	$1.55	$1.82	$1.70	$2.03	$2.04

Diluted earnings per share	$1.39	$.95	$1.59	$1.54	$1.80	$1.69	$2.02	$2.03

Underwriting ratios
Losses to premiums earned	62.3%	57.3%	59.5%	55.7%	54.5%	54.2%	56.1%	54.6%
Expenses to premiums written	31.3	30.8	30.9	30.2	31.7	31.2	30.9	30.1

Combined	93.6%	88.1%	90.4%	85.9%	86.2%	85.4%	87.0%	84.7%

THE CHUBB CORPORATION

Schedule I

CONSOLIDATED SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES

(in millions)

December 31, 2010

			Amount
	Cost or		at Which
	Amortized	Fair	Shown in the
Type of Investment	Cost	Value	Balance Sheet

Short term investments	$1,905	$1,905	$1,905

Fixed maturities

United States Government and government agencies and authorities	1,720	1,808	1,808

States, municipalities and political subdivisions	19,320	20,015	20,015

Foreign government and government agencies	5,943	6,161	6,161

Public utilities	947	1,031	1,031

All other corporate bonds	7,131	7,504	7,504

Total fixed maturities	35,061	36,519	36,519

Equity securities

Common stocks

Public utilities	101	119	119

Banks, trusts and insurance companies	292	282	282

Industrial, miscellaneous and other	878	1,131	1,131

Total common stocks	1,271	1,532	1,532

Non-redeemable preferred stocks	14	18	18

Total equity securities	1,285	1,550	1,550

Other invested assets	2,239	2,239	2,239

Total invested assets	$40,490	$42,213	$42,213

THE CHUBB CORPORATION

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS — PARENT COMPANY ONLY

(in millions)

December 31

	2010	2009

Assets
Invested Assets
Short Term Investments	$811	$1,010
Taxable Fixed Maturities (cost $1,138 and $1,272)	1,181	1,313
Equity Securities (cost $205 and $205)	171	202
Other Invested Assets	23	25

TOTAL INVESTED ASSETS	2,186	2,550
Investment in Consolidated Subsidiaries	17,337	17,079
Other Assets	162	183

TOTAL ASSETS	$19,685	$19,812

Liabilities
Long Term Debt	$3,975	$3,975
Dividend Payable to Shareholders	112	118
Accrued Expenses and Other Liabilities	68	85

TOTAL LIABILITIES	4,155	4,178

Shareholders’ Equity
Preferred Stock — Authorized 8,000,000 Shares; $1 Par Value; Issued — None	—	—
Common Stock — Authorized 1,200,000,000 Shares; $1 Par Value; Issued 371,980,460 Shares	372	372
Paid-In Surplus	208	224
Retained Earnings	17,943	16,235
Accumulated Other Comprehensive Income	790	720
Treasury Stock, at Cost — 74,707,547 and 39,972,796 Shares	(3,783)	(1,917)

TOTAL SHAREHOLDERS’ EQUITY	15,530	15,634

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,685	$19,812

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

THE CHUBB CORPORATION

Schedule II

(continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF INCOME — PARENT COMPANY ONLY

(in millions)

Years Ended December 31

	2010	2009	2008

Revenues
Investment Income	$76	$64	$79
Other Revenues	2	—	4
Realized Investment Gains, Net	16	88	49

TOTAL REVENUES	94	152	132

Expenses
Corporate Expenses	288	292	282
Investment Expenses	3	3	2
Other Expenses	3	—	4

TOTAL EXPENSES	294	295	288

Loss before Federal and Foreign Income Tax and Equity in Net Income of Consolidated Subsidiaries	(200)	(143)	(156)

Federal and Foreign Income Tax (Credit)	(3)	(7)	30

Loss before Equity in Net Income of Consolidated Subsidiaries	(197)	(136)	(186)

Equity in Net Income of Consolidated Subsidiaries	2,371	2,319	1,990

NET INCOME	$2,174	$2,183	$1,804

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

THE CHUBB CORPORATION

Schedule II

(continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS — PARENT COMPANY ONLY

(in millions)

Years Ended December 31

	2010	2009	2008

Cash Flows from Operating Activities
Net Income	$2,174	$2,183	$1,804
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Equity in Net Income of Consolidated Subsidiaries	(2,371)	(2,319)	(1,990)
Realized Investment Gains, Net	(16)	(88)	(49)
Other, Net	(14)	111	(94)

NET CASH USED IN OPERATING ACTIVITIES	(227)	(113)	(329)

Cash Flows from Investing Activities
Proceeds from Fixed Maturities
Sales	3	5	—
Maturities, Calls and Redemptions	202	126	92
Proceeds from Sales of Equity Securities	—	308	56
Purchases of Fixed Maturities	(73)	(651)	(21)
Investments in Other Invested Assets, Net	33	—	—
Decrease (Increase) in Short Term Investments, Net	199	543	(672)
Dividends Received from Consolidated Insurance Subsidiaries	2,200	1,200	2,000
Distributions Received from Consolidated Non-Insurance Subsidiaries	4	35	13
Other, Net	60	60	53

NET CASH PROVIDED BY INVESTING ACTIVITIES	2,628	1,626	1,521

Cash Flows from Financing Activities
Proceeds from Issuance of Long Term Debt	—	—	1,200
Repayment of Long Term Debt	—	—	(685)
Proceeds from Issuance of Common Stock Under Stock-Based Employee Compensation Plans	74	34	109
Repurchase of Shares	(2,003)	(1,060)	(1,336)
Dividends Paid to Shareholders	(472)	(487)	(471)
Other, Net	—	—	(9)

NET CASH USED IN FINANCING ACTIVITIES	(2,401)	(1,513)	(1,192)

Net Increase in Cash	—	—	—
Cash at Beginning of Year	—	—	—

CASH AT END OF YEAR	$—	$—	$—

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

In 2008, Chubb received 2,000,000 shares of common stock of Harbor Point Limited (which merged into Alterra Capital Holdings Limited in May 2010) upon conversion of 6% convertible notes. This transaction has been excluded from the statements of cash flows.

THE CHUBB CORPORATION

Schedule III

CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION

(in millions)

	December 31			Year Ended December 31
							Amortization	Other
	Deferred						of Deferred	Insurance
	Policy				Net		Policy	Operating
	Acquisition	Unpaid	Unearned	Premiums	Investment	Insurance	Acquisition	Costs and	Premiums
Segment	Costs	Losses	Premiums	Earned	Income*	Losses	Costs	Expenses**	Written
2010

Property and Casualty Insurance
Personal	$563	$2,144	$1,995	$3,768		$2,210	$1,116	$113	$3,825
Commercial	636	11,807	2,630	4,647		2,807	1,268	216	4,676
Specialty	361	7,872	1,549	2,787		1,503	677	98	2,727
Reinsurance Assumed	2	895	15	13		(21)	6	—	8
Investments					$1,558

	$1,562	$22,718	$6,189	$11,215	$1,558	$6,499	$3,067	$427	$11,236

2009

Property and Casualty Insurance
Personal	$537	$2,133	$1,929	$3,692		$1,923	$1,064	$101	$3,657
Commercial	628	11,531	2,583	4,762		2,773	1,290	214	4,660
Specialty	364	8,071	1,614	2,829		1,606	651	95	2,739
Reinsurance Assumed	4	1,104	27	48		(34)	16	1	21
Investments					$1,549

	$1,533	$22,839	$6,153	$11,331	$1,549	$6,268	$3,021	$411	$11,077

2008

Property and Casualty Insurance
Personal	$523	$2,139	$1,935	$3,787		$2,087	$1,089	$105	$3,826
Commercial	641	11,222	2,641	5,015		3,131	1,313	240	4,993
Specialty	355	7,728	1,666	2,935		1,686	667	93	2,899
Reinsurance Assumed	13	1,278	125	91		(6)	54	8	64
Investments					$1,622

	$1,532	$22,367	$6,367	$11,828	$1,622	$6,898	$3,123	$446	$11,782

*	Property and casualty assets are available for payment of losses and expenses for all classes of business; therefore, such assets and the related investment income have not been allocated to the underwriting segments.

**	Other insurance operating costs and expenses does not include other income and charges.

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

3.4		Certificate of Amendment to the Restated Certificate of Incorporation incorporated by reference to Exhibit (3.1) of the registrant’s Current Report on Form 8-K filed on April 18, 2006.
3.5		Certificate of Amendment to the Restated Certificate of Incorporation incorporated by reference to Exhibit (3.1) of the registrant’s Current Report on Form 8-K filed on April 30, 2007.
3.6		By-Laws incorporated by reference to Exhibit (3.1) of the registrant’s Current Report on Form 8-K filed on December 10, 2010.
	—	Instruments defining the rights of security holders, including indentures

The registrant is not filing any instruments evidencing any indebtedness since the total amount of securities authorized under any single instrument does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. Copies of such instruments will be furnished to the Securities and Exchange Commission upon request.

	—	Material contracts
10.1		Schedule of Salary Actions incorporated by reference to Exhibit (10) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.
10.2		Schedule of Salary Actions incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on September 4, 2009.
10.3		The Chubb Corporation Annual Incentive Plan (2006) incorporated by reference to Annex A of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders held on April 25, 2006.
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
10.6
Form of Performance Unit Award Agreement under The Chubb Corporation Long-Term Incentive Plan (2009) incorporated by reference to Exhibit (10) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

10.7
Form of Restricted Stock Unit Award Agreement under The Chubb Corporation Long-Term Incentive Plan (2009) incorporated by reference to Exhibit (10) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

10.8
Form of Non-Statutory Stock Option Award Agreement under The Chubb Corporation Long-Term Incentive Plan (2009) incorporated by reference to Exhibit (10) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

Exhibit
Number	Description

10.9
Form of Deferred Stock Unit Agreement for Non-Employee Directors under The Chubb Corporation Long-Term Incentive Plan (2009) incorporated by reference to Exhibit (10) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

10.10
The Chubb Corporation Long-Term Stock Incentive Plan (2004) incorporated by reference to Annex B of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders held on April 27, 2004.

10.11	Amendment to The Chubb Corporation Long-Term Stock Incentive Plan (2004) incorporated by reference to Exhibit (10) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.
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

10.26
The Chubb Corporation Long-Term Stock Incentive Plan (2000) incorporated by reference to Exhibit A of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders held on April 25, 2000.

10.27	The Chubb Corporation Long-Term Stock Incentive Plan (1996), as amended, incorporated by reference to Exhibit (10) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.
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

10.30	The Chubb Corporation Asset Managers Incentive Compensation Plan (2005) incorporated by reference to Exhibit (10) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.31
Amendment of The Chubb Corporation Asset Managers Incentive Compensation Plan (2005) incorporated by reference to Exhibit (10) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.32
Amendment to The Chubb Corporation Asset Managers Incentive Compensation Plan (2005) incorporated by reference to Exhibit (10) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

10.33	The Chubb Corporation Key Employee Deferred Compensation Plan (2005) incorporated by reference to Exhibit (10.9) of the registrant’s Current Report on Form 8-K filed on March 9, 2005.
10.34
Amendment to the registrant’s Key Employee Deferred Compensation Plan (2005) incorporated by reference to Exhibit (10) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.35	Amendment to the registrant’s Key Employee Deferred Compensation Plan (2005) incorporated by reference to Exhibit (10.1) of the registrant’s Current Report on Form 8-K filed on September 12, 2005.
10.36	The Chubb Corporation Executive Deferred Compensation Plan incorporated by reference to Exhibit (10) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

Exhibit
Number	Description

10.37	The Chubb Corporation Deferred Compensation Plan for Directors, as amended, incorporated by reference to Exhibit (10.1) of the registrant’s Current Report on Form 8-K filed on December 11, 2006.
10.38
Amendment to the registrant’s Deferred Compensation Plan for Directors, as amended, incorporated by reference to Exhibit (10) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.39	The Chubb Corporation Estate Enhancement Program incorporated by reference to Exhibit (10) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
10.40
The Chubb Corporation Estate Enhancement Program for Non-Employee Directors incorporated by reference to Exhibit (10) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.41	Corporate Aircraft Policy incorporated by reference to Exhibit (10.12) of the registrant’s Current Report on Form 8-K filed on March 9, 2005.
10.42
Employment Agreement, dated as of December 1, 2002, between The Chubb Corporation and John D. Finnegan, incorporated by reference to Exhibit (10.1) of the registrant’s Current Report on Form 8-K filed on January 21, 2003.

10.43
Amendment, dated as of December 1, 2003, to Employment Agreement, dated as of December 1, 2002, between The Chubb Corporation and John D. Finnegan, incorporated by reference to Exhibit (10.1) of the registrant’s Current Report on Form 8-K filed on December 2, 2003.

10.44
Amendment dated as of September 4, 2008 to Employment Agreement, dated as of January 21, 2003, between The Chubb Corporation and John D. Finnegan, incorporated by reference to Exhibit (10) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.45
Change in Control Employment Agreement, dated as of December 1, 2002, between The Chubb Corporation and John D. Finnegan, incorporated by reference to Exhibit (10.2) of the registrant’s Current Report on Form 8-K filed on January 21, 2003.

10.46
Amendment dated as of September 4, 2008 to Change in Control Employment Agreement, dated as of January 21, 2003, between The Chubb Corporation and John D. Finnegan, incorporated by reference to Exhibit (10) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.47
Amendment, dated as of December 1, 2003, to Change in Control Employment Agreement, dated as of December 1, 2002, between The Chubb Corporation and John D. Finnegan, incorporated by reference to Exhibit (10.2) of the registrant’s Current Report on Form 8-K filed on December 2, 2003.

10.48	Offer Letter to Richard G. Spiro dated September 5, 2008, incorporated by reference to Exhibit (10) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
10.49
Change in Control Employment Agreement, dated as of October 1, 2008, between The Chubb Corporation and Richard G. Spiro, incorporated by reference to Exhibit (10) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.50	Form of Consulting Agreement between The Chubb Corporation and John J. Degnan incorporated by reference to Exhibit (10.1) of the registrant’s Current Report on Form 8-K filed on December 10, 2010.
11.1	Computation of earnings per share included in Note (16) of the Notes to Consolidated Financial Statements.
12.1	Computation of ratio of consolidated earnings to fixed charges filed herewith.
21.1	Subsidiaries of the registrant filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm filed herewith.

Exhibit
Number			Description

		—	Rule 13a-14(a)/15d-14(a) Certifications.
31.1			Certification by John D. Finnegan filed herewith.
31.2			Certification by Richard G. Spiro filed herewith.
		—	Section 1350 Certifications.
32.1			Certification by John D. Finnegan filed herewith.
32.2			Certification by Richard G. Spiro filed herewith.
		—	Interactive Data File
101	.INS*		XBRL Instance Document
101	.SCH*		XBRL Taxonomy Extension Schema Document
101	.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document
101	.LAB*		XBRL Taxonomy Extension Label Linkbase Document
101	.PRE*		XBRL Taxonomy Extension Presentation Linkbase Document
101	.DEF*		XBRL Taxonomy Extension Definition Linkbase Document

*	Pursuant to applicable securities laws and regulations, the Corporation is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Corporation has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.