Form 10-Q
period 2011-03-31
CHUBB CORP
filed 2011-05-09
CIK 20171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
YES ☐       NO ☑
     The number of shares of common stock outstanding as of March 31, 2011 was 292,545,247.

THE CHUBB CORPORATION
INDEX

Part I. FINANCIAL INFORMATION
Item 1 — Financial Statements
THE CHUBB CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31

	2011	2010
	(in millions)
Revenues
Premiums Earned	$2,854	$2,782
Investment Income	404	410
Other Revenues	2	4
Realized Investment Gains (Losses), Net
Total Other-Than-Temporary Impairment Losses on Investments	(2)	—
Other-Than-Temporary Impairment Losses on Investments Recognized in Other Comprehensive Income	—	(1)
Other Realized Investment Gains, Net	162	128

Total Realized Investment Gains, Net	160	127

Total Revenues	3,420	3,323

Losses and Expenses
Losses and Loss Expenses	1,765	1,730
Amortization of Deferred Policy Acquisition Costs	775	740
Other Insurance Operating Costs and Expenses	107	115
Investment Expenses	11	10
Other Expenses	2	4
Corporate Expenses	75	76

Total Losses and Expenses	2,735	2,675

Income Before Federal and Foreign Income Tax	685	648
Federal and Foreign Income Tax	176	184

Net Income	$509	$464

Net Income Per Share

Basic	$1.71	$1.39
Diluted	1.70	1.39

Dividends Declared Per Share	.39	.37
See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
CONSOLIDATED BALANCE SHEETS

	Mar. 31,	Dec. 31,
	2011	2010
	(in millions)
Assets

Invested Assets
Short Term Investments	$2,075	$1,905
Fixed Maturities
Tax Exempt (cost $19,156 and $19,072)	19,806	19,774
Taxable (cost $16,037 and $15,989)	16,668	16,745
Equity Securities (cost $1,305 and $1,285)	1,661	1,550
Other Invested Assets	2,318	2,239

TOTAL INVESTED ASSETS	42,528	42,213

Cash	43	70
Accrued Investment Income	452	447
Premiums Receivable	2,070	2,098
Reinsurance Recoverable on Unpaid Losses and Loss Expenses	1,814	1,817
Prepaid Reinsurance Premiums	330	325
Deferred Policy Acquisition Costs	1,597	1,562
Deferred Income Tax	46	98
Goodwill	467	467
Other Assets	1,342	1,152

TOTAL ASSETS	$50,689	$50,249

Liabilities

Unpaid Losses and Loss Expenses	$23,148	$22,718
Unearned Premiums	6,242	6,189
Long Term Debt	3,975	3,975
Dividend Payable to Shareholders	115	112
Accrued Expenses and Other Liabilities	1,630	1,725

TOTAL LIABILITIES	35,110	34,719

Contingent Liabilities (Note 6)

Shareholders’ Equity

Common Stock — $1 Par Value; 371,980,460 Shares	372	372
Paid-In Surplus	140	208
Retained Earnings	18,337	17,943
Accumulated Other Comprehensive Income	806	790
Treasury Stock, at Cost — 79,435,213 and 74,707,547 Shares	(4,076)	(3,783)

TOTAL SHAREHOLDERS’ EQUITY	15,579	15,530

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$50,689	$50,249

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED MARCH 31

	2011	2010
	(in millions)
Net Income	$509	$464

Other Comprehensive Income (Loss), Net of Tax
Change in Unrealized Appreciation of Investments	(58)	107
Change in Unrealized Other-Than-Temporary Impairment Losses on Investments	2	3
Foreign Currency Translation Gains (Losses)	61	(28)
Amortization of Net Actuarial Loss and Prior Service Cost Included in Net Postretirement Benefit Costs	11	10

	16	92

Comprehensive Income	$525	$556

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31

	2011	2010
	(in millions)
Cash Flows from Operating Activities
Net Income	$509	$464
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Increase in Unpaid Losses and Loss Expenses, Net	298	298
Increase (Decrease) in Unearned Premiums, Net	5	(17)
Decrease in Premiums Receivable	28	70
Amortization of Premiums and Discounts on Fixed Maturities	45	46
Depreciation	14	16
Realized Investment Gains, Net	(160)	(127)
Other, Net	(248)	(129)

Net Cash Provided by Operating Activities	491	621

Cash Flows from Investing Activities Proceeds from Fixed Maturities
Sales	562	1,000
Maturities, Calls and Redemptions	725	634
Proceeds from Sales of Equity Securities	38	18
Purchases of Fixed Maturities	(1,240)	(1,342)
Purchases of Equity Securities	(41)	(15)
Investments in Other Invested Assets, Net	70	8
Increase in Short Term Investments, Net	(167)	(471)
Increase (Decrease) in Net Payable from Security Transactions Not Settled	1	(20)
Purchases of Property and Equipment, Net	(10)	(13)

Net Cash Used in Investing Activities	(62)	(201)

Cash Flows from Financing Activities
Increase in Funds Held Under Deposit Contracts	12	25
Proceeds from Issuance of Common Stock Under Stock-Based Employee Compensation Plans	39	24
Repurchase of Shares	(395)	(351)
Dividends Paid to Shareholders	(112)	(118)

Net Cash Used in Financing Activities	(456)	(420)

Net Decrease in Cash	(27)	—

Cash at Beginning of Year	70	51

Cash at End of Period	$43	$51

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
     The amounts included in this report are unaudited but include those adjustments, consisting of normal recurring items, that management considers necessary for a fair presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Notes to Consolidated Financial Statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.
2) Accounting Pronouncements Not Yet Adopted
     In October 2010, the Financial Accounting Standards Board issued new guidance related to the accounting for costs associated with acquiring or renewing insurance contracts. The guidance identifies those costs relating to the successful acquisition of new or renewal insurance contracts that should be capitalized. This guidance is effective for the Corporation for the year beginning January 1, 2012 and may be applied prospectively or retrospectively. The Corporation is in the process of assessing the effect that the implementation of the new guidance will have on its financial position and results of operations. The amount of acquisition costs the Corporation will defer under the new guidance will be less than the amount deferred under the Corporation’s current accounting practice. If prospective application is elected, net income in the year of adoption would be reduced as the amount of acquisition costs eligible for deferral under the new guidance would be lower. Amortization of the balance of deferred policy acquisition costs as of the date of adoption would continue over the period in which the related premiums are earned. If retrospective application is elected, deferred policy acquisition costs and related deferred taxes would be reduced as of the beginning of the earliest period presented in the financial statements with a corresponding reduction to shareholders’ equity.

3) Invested Assets
     (a) The amortized cost and fair value of fixed maturities and equity securities were as follows:

	March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
	(in millions)
Fixed maturities
Tax exempt	$19,156	$774	$124	$19,806

Taxable
U.S. Government and government agency and authority obligations	807	26	9	824
Corporate bonds	6,303	384	22	6,665
Foreign government and government agency obligations	6,050	163	25	6,188
Residential mortgage-backed securities	1,160	57	4	1,213
Commercial mortgage-backed securities	1,717	62	1	1,778

	16,037	692	61	16,668

Total fixed maturities	$35,193	$1,466	$185	$36,474

Equity securities	$1,305	$419	$63	$1,661

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
	(in millions)
Fixed maturities
Tax exempt	$19,072	$824	$122	$19,774

Taxable
U.S. Government and government agency and authority obligations	807	31	9	829
Corporate bonds	6,258	411	21	6,648
Foreign government and government agency obligations	5,943	231	13	6,161
Residential mortgage-backed securities	1,293	63	6	1,350
Commercial mortgage-backed securities	1,688	70	1	1,757

	15,989	806	50	16,745

Total fixed maturities	$35,061	$1,630	$172	$36,519

Equity securities	$1,285	$340	$75	$1,550

     At March 31, 2011 and December 31, 2010, the gross unrealized depreciation of fixed maturities included $2 million and $4 million, respectively, of unrealized other-than-temporary impairment losses recognized in accumulated other comprehensive income.

     The amortized cost and fair value of fixed maturities at March 31, 2011 by contractual maturity were as follows:

	Amortized	Fair
	Cost	Value
	(in millions)
Due in one year or less	$1,746	$1,773
Due after one year through five years	11,438	11,924
Due after five years through ten years	11,678	12,265
Due after ten years	7,454	7,521

	32,316	33,483
Residential mortgage-backed securities	1,160	1,213
Commercial mortgage-backed securities	1,717	1,778

	$35,193	$36,474

     Actual maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations.
     The Corporation’s equity securities comprise a diversified portfolio of primarily U.S. publicly-traded common stocks.
     The Corporation is involved in the normal course of business with variable interest entities (VIEs) primarily as a passive investor in residential mortgage-backed securities, commercial mortgage-backed securities and private equity limited partnerships issued by third party VIEs. The Corporation is not the primary beneficiary of these VIEs. The Corporation’s maximum exposure to loss with respect to these investments is limited to the investment carrying values included in the Corporation’s consolidated balance sheet and any unfunded partnership commitments.
(b) The components of unrealized appreciation or depreciation, including unrealized other-than-temporary impairment losses, of investments carried at fair value were as follows:

	March 31	December 31
	2011	2010
	(in millions)
Fixed maturities
Gross unrealized appreciation	$1,466	$1,630
Gross unrealized depreciation	185	172

	1,281	1,458

Equity securities
Gross unrealized appreciation	419	340
Gross unrealized depreciation	63	75

	356	265

	1,637	1,723
Deferred income tax liability	573	603

	$1,064	$1,120

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
     In determining whether fixed maturities are other than temporarily impaired, the Corporation is required to recognize an other-than-temporary impairment loss when it concludes it has the intent to sell or it is more likely than not it will be required to sell an impaired fixed maturity before the security recovers to its amortized cost value or it is likely it will not recover the entire amortized cost value of an impaired debt security. If the Corporation has the intent to sell or it is more likely than not that the Corporation will be required to sell an impaired fixed maturity before the security recovers to its amortized cost value, the security is written down to fair value and the entire amount of the writedown is included in net income as a realized investment loss. For all other impaired fixed maturities, the impairment loss is separated into the amount representing the credit loss and the amount representing the loss related to all other factors. The amount of the impairment loss that represents the credit loss is included in net income as a realized investment loss and the amount of the impairment loss that relates to all other factors is included in other comprehensive income.
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

     The following table summarizes, for all investment securities in an unrealized loss position at March 31, 2011, the aggregate fair value and gross unrealized depreciation, including unrealized other-than-temporary impairment losses, by investment category and length of time that individual securities have continuously been in an unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Depreciation	Value	Depreciation	Value	Depreciation
	(in millions)
Fixed maturities
Tax exempt	$2,758	$79	$262	$45	$3,020	$124

Taxable
U.S. Government and government agency and authority obligations	159	4	46	5	205	9
Corporate bonds	659	14	164	8	823	22
Foreign government and government agency obligations	1,417	24	23	1	1,440	25
Residential mortgage- backed securities	26	1	25	3	51	4
Commercial mortgage- backed securities	40	1	—	—	40	1

	2,301	44	258	17	2,559	61

Total fixed maturities	5,059	123	520	62	5,579	185

Equity securities	42	6	322	57	364	63

	$5,101	$129	$842	$119	$5,943	$248

     At March 31, 2011, approximately 800 individual fixed maturity and equity securities were in an unrealized loss position, of which approximately 770 were fixed maturities. The Corporation does not have the intent to sell and it is not more likely than not that the Corporation will be required to sell these fixed maturities before the securities recover to their amortized cost value. In addition, the Corporation believes that none of the declines in the fair values of these fixed maturities relate to credit losses. The Corporation has the intent and ability to hold the equity securities in an unrealized loss position for a period of time sufficient to allow for the recovery of cost. The Corporation believes that none of the declines in the fair value of these fixed maturities and equity securities were other than temporary at March 31, 2011.

     The following table summarizes, for all investment securities in an unrealized loss position at December 31, 2010, the aggregate fair value and gross unrealized depreciation, including unrealized other-than-temporary impairment losses, by investment category and length of time that individual securities have continuously been in an unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Depreciation	Value	Depreciation	Value	Depreciation
	(in millions)
Fixed maturities
Tax exempt	$2,498	$79	$284	$43	$2,782	$122

Taxable
U.S. Government and government agency and authority obligations	111	3	45	6	156	9
Corporate bonds	474	12	166	9	640	21
Foreign government and government agency obligations	990	12	27	1	1,017	13
Residential mortgage- backed securities	9	1	41	5	50	6
Commercial mortgage- backed securities	38	1	—	—	38	1

	1,622	29	279	21	1,901	50

Total fixed maturities	4,120	108	563	64	4,683	172

Equity securities	69	14	299	61	368	75

	$4,189	$122	$862	$125	$5,051	$247

     The change in unrealized appreciation or depreciation of investments carried at fair value, including the change in unrealized other-than-temporary impairment losses, was as follows:

	Three Months Ended
	March 31
	2011	2010
	(in millions)
Change in unrealized appreciation of fixed maturities	$(177)	$111
Change in unrealized appreciation of equity securities	91	58

	(86)	169
Deferred income tax (credit)	(30)	59

	$(56)	$110

(c) Realized investment gains and losses were as follows:

	Three Months Ended
	March 31
	2011	2010
	(in millions)
Fixed maturities
Gross realized gains	$13	$38
Gross realized losses	(11)	(5)
Other-than-temporary impairment losses	—	(1)

	2	32

Equity securities
Gross realized gains	19	9
Other-than-temporary impairment losses	(2)	—

	17	9

Other invested assets	141	86

	$160	$127

(d) As of March 31, 2011 and December 31, 2010, fixed maturities still held by the Corporation for which a portion of their other-than-temporary impairment losses were recognized in other comprehensive income had cumulative credit-related losses of $21 million recognized in net income.
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
     The methods and assumptions used to estimate the fair values of financial instruments are as follows:
(i)	The carrying value of short term investments approximates fair value due to the short maturities of these investments.

(ii)	Fair values for fixed maturities are determined by management, utilizing prices obtained from an independent, nationally recognized pricing service or, in the case of securities for which prices are not provided by a pricing service, from independent brokers. For fixed maturities that have quoted prices in active markets, market quotations are provided. For fixed maturities that do not trade on a daily basis, the pricing service and brokers provide fair value estimates using a variety of inputs including, but not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, reference data, prepayment spreads and measures of volatility. Management reviews on an ongoing basis the reasonableness of the methodologies used by the relevant pricing service and brokers. In addition, management, using the prices received for the securities from the pricing service and brokers, determines the aggregate portfolio price performance and reviews it against applicable indices. If management believes that significant discrepancies exist, it will discuss these with the relevant pricing service or broker to resolve the discrepancies.

(iii)	Fair values of equity securities are based on quoted market prices.

(iv)	Fair values of long term debt issued by Chubb are determined by management, utilizing prices obtained from an independent, nationally recognized pricing service.
     The carrying values and fair values of financial instruments were as follows:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(in millions)
Assets
Invested assets
Short term investments	$2,075	$2,075	$1,905	$1,905
Fixed maturities	36,474	36,474	36,519	36,519
Equity securities	1,661	1,661	1,550	1,550

Liabilities
Long term debt	3,975	4,275	3,975	4,318
     A pricing service provides fair value amounts for approximately 99% of the Corporation’s fixed maturities. The prices obtained from a pricing service and brokers generally are non-binding, but are reflective of current market transactions in the applicable financial instruments.
     At March 31, 2011 and December 31, 2010, the Corporation did not hold financial instruments in its investment portfolio for which a lack of market liquidity impacted the determination of fair value.

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

Level 3 — Inputs that are unobservable.
     The fair value of fixed maturities and equity securities categorized based upon the lowest level of input that was significant to the fair value measurement was as follows:

	March 31, 2011
	Level 1	Level 2	Level 3	Total
	(in millions)
Fixed maturities
Tax exempt	$—	$19,798	$8	$19,806

Taxable
U.S. Government and government agency and authority obligations	—	824	—	824
Corporate bonds	—	6,485	180	6,665
Foreign government and government agency obligations	—	6,178	10	6,188
Residential mortgage-backed securities	—	1,189	24	1,213
Commercial mortgage-backed securities	—	1,778	—	1,778

	—	16,454	214	16,668

Total fixed maturities	—	36,252	222	36,474

Equity securities	1,653	—	8	1,661

	$1,653	$36,252	$230	$38,135

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in millions)
Fixed maturities
Tax exempt	$—	$19,765	$9	$19,774
Taxable
U.S. Government and government agency and authority obligations	—	829	—	829
Corporate bonds	—	6,483	165	6,648
Foreign government and government agency obligations	—	6,135	26	6,161
Residential mortgage-backed securities	—	1,329	21	1,350
Commercial mortgage-backed securities	—	1,757	—	1,757

	—	16,533	212	16,745

Total fixed maturities	—	36,298	221	36,519

Equity securities	1,537	—	13	1,550

	$1,537	$36,298	$234	$38,069

5) Segments Information
     The principal business of the Corporation is the sale of property and casualty insurance. The profitability of the property and casualty insurance business depends on the results of both underwriting operations and investments, which are viewed as two distinct operations. The underwriting operations are managed and evaluated separately from the investment function.
     The property and casualty insurance subsidiaries underwrite most lines of property and casualty insurance. Underwriting operations consist of four separate business units: personal insurance, commercial insurance, specialty insurance and reinsurance assumed. The personal segment targets the personal insurance market. The personal classes include automobile, homeowners and other personal coverages. The commercial segment includes those classes of business that are generally available in broad markets and are of a more commodity nature. Commercial classes include multiple peril, casualty, workers’ compensation and property and marine. The specialty segment includes those classes of business that are available in more limited markets since they require specialized underwriting and claim settlement. Specialty classes include professional liability coverages and surety. The reinsurance assumed business is effectively in run-off following the transfer of the ongoing business to a reinsurance company in 2005.
     Corporate and other includes investment income earned on corporate invested assets, corporate expenses and the results of the Corporation’s non-insurance subsidiaries.

     Revenues and income before income tax of each operating segment were as follows:

	Three Months Ended
	March 31
	2011	2010
	(in millions)
Revenues
Property and casualty insurance
Premiums earned
Personal insurance	$957	$925
Commercial insurance	1,209	1,152
Specialty insurance	687	701

Total insurance	2,853	2,778

Reinsurance assumed	1	4

	2,854	2,782

Investment income	391	396

Total property and casualty insurance	3,245	3,178

Corporate and other	15	18
Realized investment gains, net	160	127

Total revenues	$3,420	$3,323

Income (loss) before income tax
Property and casualty insurance
Underwriting
Personal insurance	$81	$(24)
Commercial insurance	(44)	43
Specialty insurance	135	150

Total insurance	172	169

Reinsurance assumed	5	13

	177	182
Increase in deferred policy acquisition costs	25	22

Underwriting income	202	204

Investment income	381	387

Other income (charges)	5	(7)

Total property and casualty insurance	588	584

Corporate and other loss	(63)	(63)
Realized investment gains, net	160	127

Total income before income tax	$685	$648

6) Contingent Liabilities
     Chubb and certain of its subsidiaries have been involved in the investigations by various Attorneys General and other regulatory authorities of several states, the U.S. Securities and Exchange Commission, the U.S. Attorney for the Southern District of New York and certain non-U.S. regulatory authorities with respect to certain business practices in the property and casualty insurance industry including (1) potential conflicts of interest and anti-competitive behavior arising from the payment of contingent commissions to brokers and agents and (2) loss mitigation and finite reinsurance arrangements. In connection with these investigations, Chubb and certain of its subsidiaries received subpoenas and other requests for information from various regulators. The Corporation has cooperated fully with these investigations. The Corporation has settled with several state Attorneys General and insurance departments all issues arising out of their investigations. Nevertheless, it is possible that actions could be brought against the Corporation with respect to some or all of the issues that were the focus of the business practice investigations.
     Individual actions and purported class actions arising out of the investigations into the payment of contingent commissions to brokers and agents have been filed in a number of federal and state courts. On August 1, 2005, Chubb and certain of its subsidiaries were named in a putative class action entitled In re Insurance Brokerage Antitrust Litigation in the U.S. District Court for the District of New Jersey (N.J. District Court). This action, brought against several brokers and insurers on behalf of a class of persons who purchased insurance through the broker defendants, asserts claims under the Sherman Act, state law and the Racketeer Influenced and Corrupt Organizations Act (RICO) arising from the alleged unlawful use of contingent commission agreements. On September 28, 2007, the N.J. District Court dismissed the second amended complaint filed by the plaintiffs in its entirety. In so doing, the court dismissed the plaintiffs’ Sherman Act and RICO claims with prejudice for failure to state a claim, and it dismissed the plaintiffs’ state law claims without prejudice because it declined to exercise supplemental jurisdiction over them. The plaintiffs appealed the dismissal of their second amended complaint to the U.S. Court of Appeals for the Third Circuit (Third Circuit). On August 13, 2010, the Third Circuit affirmed in part and vacated in part the N.J. District Court decision and remanded the case back to the N.J. District Court for further proceedings. As a result of the Third Circuit’s decision, the plaintiffs’ state law claims and certain of the plaintiffs’ Sherman Act and RICO claims were reinstated against the Corporation. The Corporation and the other defendants have filed motions to dismiss the reinstated claims. Since that time, several of the defendants agreed to settlements in principle with the plaintiffs. Those settlements are pending approval by the District Court. The Corporation and the other remaining defendants that have not settled with plaintiffs argued their motions to dismiss before the District Court on March 23, 2011. The parties are awaiting the N.J. District Court’s decision.

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
     In the various actions described above, the plaintiffs generally allege that the defendants unlawfully used contingent commission agreements and conspired to reduce competition in the insurance markets. The actions seek treble damages, injunctive and declaratory relief and attorneys’ fees. The Corporation believes it has substantial defenses to all of the aforementioned legal proceedings and intends to defend the actions vigorously.
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
7) Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31
	2011	2010
	(in millions, except
	for per share amounts)
Basic earnings per share:
Net income	$509	$464

Weighted average shares outstanding	298.4	332.8

Basic earnings per share	$1.71	$1.39

Diluted earnings per share:
Net income	$509	$464

Weighted average shares outstanding	298.4	332.8
Additional shares from assumed exercise of stock-based compensation awards	1.6	2.2

Weighted average shares and potential shares assumed outstanding for computing diluted earnings per share	300.0	335.0

Diluted earnings per share	$1.70	$1.39

Item 2	— Management’s Discussion and Analysis of Financial Condition and Results of Operations
          Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition of the Corporation as of March 31, 2011 compared with December 31, 2010 and the results of operations for the quarters ended March 31, 2011 and 2010. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes contained in this report and the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.
Cautionary Statement Regarding Forward-Looking Information
          Certain statements in this document are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 (PSLRA). These forward-looking statements are made pursuant to the safe harbor provisions of the PSLRA and include statements regarding our loss reserve and reinsurance recoverable estimates; the cost of reinsurance in 2011; the adequacy of the rates at which we renewed and wrote new business; premium volume, competition and other market conditions in 2011; the runoff of our employer healthcare stop loss business; our receipt of Medicare Part D subsidies; indications of our catastrophe exposure under a newly released version of a catastrophe modeling tool; the repurchase of common stock under our share repurchase program; our capital adequacy and funding of liquidity needs; the impact of a downgrade in our credit or financial strength ratings; and the impact on our financial position and results of operations of the new guidance issued by the Financial Accounting Standards Board related to the accounting for costs associated with acquiring or renewing insurance contracts. Forward-looking statements frequently can be identified by words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “predict,” “potential,” “continue,” or other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. These statements are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties, which include, among others, those discussed or identified from time to time in our public filings with the Securities and Exchange Commission and those associated with:
•	global political conditions and the occurrence of terrorist attacks, including any nuclear, biological, chemical or radiological events;

•	the effects of the outbreak or escalation of war or hostilities;

•	premium pricing and profitability or growth estimates overall or by lines of business or geographic area, and related expectations with respect to the timing and terms of any required regulatory approvals;

•	adverse changes in loss cost trends;

•	our ability to retain existing business and attract new business;

•	our expectations with respect to cash flow and investment income and with respect to other income;

•	the adequacy of loss reserves, including:
—	our expectations relating to reinsurance recoverables;

—	the willingness of parties, including us, to settle disputes;

—	developments in judicial decisions or regulatory or legislative actions relating to coverage and liability, in particular, for asbestos, toxic waste and other mass tort claims;

—	development of new theories of liability;

—	our estimates relating to ultimate asbestos liabilities;

—	the impact from the bankruptcy protection sought by various asbestos producers and other related businesses; and

—	the effects of proposed asbestos liability legislation, including the impact of claims patterns arising from the possibility of legislation and those that may arise if legislation is not passed;
•	the availability and cost of reinsurance coverage;

•	the occurrence of significant weather-related or other natural or human-made disasters, particularly in locations where we have concentrations of risk;

•	changes to our assessment (or the assessments of rating agencies and other third parties) of our exposure to certain perils in given geographic areas;

•	the impact of economic factors on companies on whose behalf we have issued surety bonds, and in particular, on those companies that file for bankruptcy or otherwise experience deterioration in creditworthiness;

•	the effects of disclosures by, and investigations of, companies relating to possible accounting irregularities, practices in the financial services industry, investment losses or other corporate governance issues, including:
—	claims and litigation arising out of stock option “backdating,” “spring loading” and other equity grant practices by public companies;

—	the effects on the capital markets and the markets for directors and officers and errors and omissions insurance;

—	claims and litigation arising out of actual or alleged accounting or other corporate malfeasance by other companies;

—	claims and litigation arising out of practices in the financial services industry;

—	claims and litigation relating to uncertainty in the credit and broader financial markets; and

—	legislative or regulatory proposals or changes;
•	the effects of changes in market practices in the U.S. property and casualty insurance industry arising from any legal or regulatory proceedings, related settlements and industry reform, including changes that have been announced and changes that may occur in the future;

•	the impact of legislative, regulatory and similar developments on our business, including those relating to terrorism, catastrophes, the financial markets, solvency standards, capital requirements and accounting guidance;

•	any downgrade in our claims-paying, financial strength or other credit ratings;

•	the ability of our subsidiaries to pay us dividends;

•	general political, economic and market conditions, whether globally or in the markets in which we operate including:
—	changes in interest rates, market credit spreads and the performance of the financial markets;

—	currency fluctuations;

—	the effects of inflation;

—	changes in domestic and foreign laws, regulations and taxes;

—	changes in competition and pricing environments;

—	regional or general changes in asset valuations;

—	the inability to reinsure certain risks economically; and

—	changes in the litigation environment; and
•	our ability to implement management’s strategic plans and initiatives.
          Chubb assumes no obligation to update any forward-looking information set forth in this document, which speak as of the date hereof.
Critical Accounting Estimates and Judgments
          The consolidated financial statements include amounts based on informed estimates and judgments of management for transactions that are not yet complete. Such estimates and judgments affect the reported amounts in the financial statements. Those estimates and judgments that were most critical to the preparation of the financial statements involved the determination of loss reserves and the recoverability of related reinsurance recoverables and the evaluation of whether a decline in value of any investment is temporary or other than temporary. These estimates and judgments, which are discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010 as supplemented within the following analysis of our results of operations, require the use of assumptions about matters that are highly uncertain and therefore are subject to change as facts and circumstances develop. If different estimates and judgments had been applied, materially different amounts might have been reported in the financial statements.

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
•	Net income was $509 million in the first quarter of 2011 compared with $464 million in the same period of 2010. The increase in net income in 2011 was due to higher operating income as well as higher net realized investment gains in the first quarter of 2011 compared with the same period in 2010. We define operating income as net income excluding realized investment gains and losses after tax.

•	Operating income was $405 million in the first quarter of 2011 compared with $381 million in the same period of 2010. The lower operating income in 2010 was primarily due to higher income taxes incurred as a result of a one-time $22 million income tax charge related to the federal health care legislation enacted in March 2010. Underwriting income and investment income in the first quarter of 2011 were each substantially unchanged from the amounts in the same period in 2010. Management uses operating income, a non-GAAP financial measure, among other measures, to evaluate its performance because the realization of investment gains and losses in any period could be discretionary as to timing and can fluctuate significantly, which could distort the analysis of operating trends.

•	Underwriting results were similarly profitable in the first quarter of 2011 and 2010. Our combined loss and expense ratio was 93.7% in the first quarter of 2011 compared with 93.6% in the same period of 2010. A lower impact from catastrophe losses in the first quarter of 2011 was offset by a higher current accident year loss ratio excluding catastrophes, due partly to higher non-catastrophe weather-related losses. The impact of catastrophes accounted for 9.5 percentage points of the combined ratio in the first quarter of 2011 compared with 12.3 percentage points in the same period of 2010.

•	During the first quarter of both 2011 and 2010, we estimate that we experienced overall favorable development of about $220 million on loss reserves established as of the respective previous year end. In both years, the most significant amounts of favorable development occurred in the commercial liability and professional liability classes.

•	Total net premiums written increased by 3% in the first quarter of 2011 compared with the same period in 2010. Net premiums written in the United States increased by 1% and net premiums written outside the U.S. increased by 10%. The growth in net premiums written in the U.S. in the first quarter of 2011 continued to reflect our emphasis on underwriting discipline in a market environment that remains competitive.

•	Property and casualty investment income after tax decreased by 1% in the first quarter of 2011 compared with the same period in 2010, in what continued to be a low yield investment environment. Management uses property and casualty investment income after tax, a non-GAAP financial measure, to evaluate its investment performance because it reflects the impact of any change in the proportion of the investment portfolio invested in tax exempt securities and is therefore more meaningful for analysis purposes than investment income before income tax.

•	Net realized investment gains before tax were $160 million ($104 million after tax) in the first quarter of 2011 compared with $127 million ($83 million after tax) in the same period of 2010. The net realized gains in the first quarter of 2011 were primarily related to investments in limited partnerships, which generally are reported on a quarter lag. The net realized gains in the first quarter of 2010 were primarily related to investments in limited partnerships and, to a lesser extent, sales of securities.
A summary of our consolidated net income is as follows:

	Quarter Ended March 31
	2011	2010
	(in millions)
Property and casualty insurance	$588	$584
Corporate and other	(63)	(63)

Consolidated operating income before income tax	525	521
Federal and foreign income tax	120	140

Consolidated operating income	405	381
Realized investment gains after income tax	104	83

Consolidated net income	$509	$464

Property and Casualty Insurance
          A summary of the results of operations of our property and casualty insurance business is as follows:

	Quarter Ended March 31
	2011	2010
	(in millions)
Underwriting
Net premiums written	$2,859	$2,765
Decrease (increase) in unearned premiums	(5)	17

Premiums earned	2,854	2,782

Losses and loss expenses	1,765	1,730
Operating costs and expenses	904	862
Increase in deferred policy acquisition costs	(25)	(22)
Dividends to policyholders	8	8

Underwriting income	202	204

Investments
Investment income before expenses	391	396
Investment expenses	10	9

Investment income	381	387

Other income (charges)	5	(7)

Property and casualty income before tax	$588	$584

Property and casualty investment income after tax	$310	$313

          Property and casualty income before tax was similar in the first quarter of 2011 and 2010. The two major components of property and casualty income before tax, underwriting income and investment income, were each substantially unchanged in the first quarter of 2011 from the amounts in the same period of 2010.
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
     Net Premiums Written
          Net premiums written were $2.9 billion in the first quarter of 2011 compared with $2.8 billion in the same period of 2010.
          Net premiums written by business unit were as follows:

	Quarter Ended March 31		%Increase
	2011	2010	(Decrease)
	(in millions)
Personal insurance	$894	$874	2%
Commercial insurance	1,326	1,243	7
Specialty insurance	639	646	(1)

Total insurance	2,859	2,763	3
Reinsurance assumed	—	2	(100)

Total	$2,859	$2,765	3

          Net premiums written increased by 3% in the first quarter of 2011 compared with the same period in 2010. The impact of currency fluctuation on premium growth in the first quarter of 2011 compared with the first quarter of 2010 was insignificant. Premiums in the United States, which represented 69% of our premiums written in the first quarter of 2011, increased by 1%. Premiums outside the United States, expressed in U.S. dollars, increased by 10%.
          Premium growth in the United States continued to be constrained in the first quarter of 2011 by the slow rate of recovery in the economy and a highly competitive marketplace where we continued our emphasis on underwriting discipline. Overall, renewal rates in the first quarter of 2011 in the U.S. were flat in commercial lines and down slightly in the professional liability business in comparison to expiring rates. The amounts of coverage purchased or the insured exposure amounts, both of which are bases upon which we calculate the premiums we charge, were generally flat, although exposures were up in select lines of business. We continued to retain a high percentage of our existing customers, and to renew those accounts at what we believe are acceptable rates relative to the risks. The overall level of new business improved in the first quarter of 2011 compared with the same period of 2010, driven by an increase in new commercial insurance business. We expect the highly competitive market to continue throughout the remainder of 2011.
     Reinsurance Ceded
          Our premiums written are net of amounts ceded to reinsurers who assume a portion of the risk under the insurance policies we write that are subject to reinsurance.
          The most significant component of our ceded reinsurance program is property reinsurance. We purchase two types of property reinsurance: catastrophe and property per risk.

          For property risks in the United States and Canada, we purchase catastrophe reinsurance in two forms. We purchase traditional catastrophe reinsurance, including our primary treaty which we refer to as our North American catastrophe treaty, as well as supplemental catastrophe reinsurance that provides additional coverage for our northeast United States exposures. We have also arranged for the purchase of multi—year, collateralized reinsurance coverage funded through the issuance of collateralized risk linked securities, known as catastrophe bonds.
          We renewed our major traditional property catastrophe treaties and our commercial property per risk treaty in April 2011, with only modest changes in coverage. The supplemental catastrophe reinsurance, purchased in June 2010, remains in effect through May 2012. In the first quarter of 2011, we also arranged for the purchase of reinsurance through the issuance of catastrophe bonds to replace two catastrophe bonds that expired in March and April 2011.
          Our North American catastrophe treaty has an initial retention of $500 million.
          The North American catastrophe treaty provides coverage for United States and Canadian exposures of approximately 64% of losses (net of recoveries from other available reinsurance) between $500 million and $1.65 billion. For catastrophic events in the northeastern United States and in Florida, the combination of the North American catastrophe treaty, the supplemental catastrophe reinsurance and the catastrophe bond coverages provide additional coverages as discussed below.
          The catastrophe bond coverages generally provide reinsurance coverage for specific types of losses in specific geographic locations. They are generally designed to supplement coverage provided under the North American catastrophe treaty. Our two catastrophe bond coverages are: a $150 million reinsurance arrangement that expires in March 2012 that provides coverage for homeowners-related hurricane losses in Florida and a $475 million reinsurance arrangement, portions of which expire in March 2014 and March 2015, that provides coverage for homeowners and commercial exposures for loss events in the northeastern United States.
          For catastrophic events in the northeastern United States, the combination of the North American catastrophe treaty, the supplemental catastrophe reinsurance and the $475 million catastrophe bond coverage provides additional coverage of approximately 63% of losses (net of recoveries from other available reinsurance) between $1.65 billion and $3.25 billion.
          For hurricane events in Florida, we have reinsurance from the Florida Hurricane Catastrophe Fund (FHCF), which is a state-mandated fund designed to reimburse insurers for a portion of their residential catastrophic hurricane losses. Our participation in this program limits our initial retention in Florida for homeowners-related losses to approximately $150 million and provides coverage of 90% of covered losses between approximately $150 million and $560 million. Additionally, the $150 million catastrophe bond coverage provide coverage of approximately 60% of Florida homeowners-related hurricane losses between $750 million and $1.0 billion.
          Our primary property catastrophe treaty for events outside the United States provides coverage of approximately 75% of losses (net of recoveries from other available reinsurance) between $100 million and $350 million.

          In addition to catastrophe treaties, we also have a commercial property per risk treaty. This treaty provides coverage per risk of between approximately $625 million and $900 million (depending upon the currency in which the insurance policy was issued) in excess of our initial retention. Our initial retention is generally between $25 million and $35 million.
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
          Overall, reinsurance rates for property risks have remained consistent with those in 2010. We therefore expect that the overall cost of our property reinsurance program in 2011 will be similar to that in 2010.
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

          Underwriting results were similarly profitable in the first quarter of 2011 and 2010. The combined loss and expense ratio for our overall property and casualty business was as follows:

	Quarter Ended March 31
	2011	2010
Loss ratio	62.0%	62.3%
Expense ratio	31.7	31.3

Combined loss and expense ratio	93.7%	93.6%

          The loss ratio was slightly lower in the first quarter of 2011 compared with the same period in 2010. The decrease was due to a lower impact from catastrophe losses, offset in large part by a higher current accident year loss ratio excluding catastrophes. The loss ratio in the first quarter of both years reflected favorable prior accident year loss experience which we believe resulted from our disciplined underwriting in recent years as well as relatively moderate loss trends in several classes of business.
          The impact of catastrophes in the first quarter of 2011 was $270 million, which represented 9.5 percentage points of the combined loss and expense ratio. This compares with an impact of catastrophes in the first quarter of 2010 of $344 million, including incurred losses of $331 million and reinsurance reinstatement premium costs of $13 million, which collectively represented 12.3 percentage points of the combined loss and expense ratio. A significant portion of the catastrophe losses in the first quarter of 2011 related to storms in the United States, flooding in Australia and earthquakes in New Zealand and Japan. A significant portion of the catastrophe losses in the first quarter of 2010 related to several storms on the east coast of the United States as well as an earthquake in Chile. The $13 million reinstatement premium reinstated coverage under property catastrophe treaties for events outside the United States, including coverage for property catastrophe losses in parts of Latin America.
          The expense ratio was higher in the first quarter of 2011 compared with the same period in 2010. The increase in 2011 was primarily due to an increase in commission rates on business written outside the United States.
     Review of Underwriting Results by Business Unit
     Personal Insurance
          Net premiums written from personal insurance, which represented 31% of our premiums written in the first quarter of 2011, increased by 2% in the first quarter of 2011 compared with the same period in 2010. The increase was primarily due to growth in select classes of business written outside the United States. Net premiums written for the classes of business within the personal insurance segment were as follows:

	Quarter Ended March 31		% Increase
	2011	2010	(Decrease)
	(in millions)
Automobile	$162	$146	11%
Homeowners	533	517	3
Other	199	211	(6)

Total personal	$894	$874	2

          Personal automobile premiums increased significantly in the first quarter of 2011, driven by growth outside the United States, due primarily to new business. Premiums for automobile business written in the United States increased slightly, but growth continued to be constrained by the highly competitive marketplace. Premium growth in our homeowners business occurred both inside and outside the United States, due primarily to new business, and to a lesser extent, increases in coverage on existing policies reflecting recovering economic conditions. Premiums from our other personal business, which includes accident and health, excess liability and yacht coverages, decreased in the first quarter of 2011 compared with the same period in 2010. The decrease is due to our decision to exit and runoff the employer healthcare stop loss component of our U.S. accident and health business. The runoff of this business will negatively impact premium growth for our other personal business for the remainder of this year. Other personal premiums increased significantly outside the U.S., primarily in our accident and health business.
          Our personal insurance business produced profitable underwriting results in the first quarter of 2011 compared with unprofitable results in the same period of 2010. The improved results in the first quarter of 2011 were primarily due to a lower impact of homeowners catastrophe losses. The combined loss and expense ratios for the classes of business within the personal insurance segment were as follows:

	Quarter Ended March 31
	2011	2010
Automobile	92.8%	91.5%
Homeowners	94.8	113.3
Other	92.2	87.5
Total personal	93.8	104.4
          Our personal automobile business produced profitable results in the first quarter of 2011 and 2010. Results in both years benefited from favorable prior year loss development.
          Homeowners results were profitable in the first quarter of 2011 compared with highly unprofitable results in the same period of 2010. The improved results in the first quarter of 2011 were due to lower catastrophe losses offset in part by a greater impact of non-catastrophe weather-related losses. Catastrophe losses represented 12.3 percentage points of the combined ratio for this class in the first quarter of 2011 compared with 35.1 percentage points in the same period in 2010.
          Other personal results were profitable in the first quarter of 2011 compared with highly profitable results in the same period of 2010. The less profitable results in the first quarter of 2011 were due to reduced profitability in the accident and health and excess liability components of our other personal business. Our accident and health business produced profitable results in the first quarter of both years, but less so in 2011. Our excess liability business produced highly profitable results in the first quarter of both 2011 and 2010, but more so in 2010. Our yacht business produced highly profitable results in the first quarter of both years. Results for our other personal business reflected favorable prior year loss development in the first quarter of both years.

     Commercial Insurance
          Net premiums written from commercial insurance, which represented 47% of our premiums written in the first quarter of 2011, increased by 7% in the first quarter of 2011 compared with the same period a year ago. Net premiums written for the classes of business within the commercial insurance segment were as follows:

	Quarter Ended March 31
	2011	2010	% Increase
	(in millions)
Multiple peril	$267	$254	5%
Casualty	436	414	5
Workers’ compensation	243	222	9
Property and marine	380	353	8

Total commercial	$1,326	$1,243	7

          Premium growth occurred in all classes of our commercial insurance business in the first quarter of 2011, which reflected signs of recovering economic conditions, in a market that continued to be highly competitive. A significant portion of the overall growth in our commercial insurance business was attributable to improvement in the retention levels of our existing customers in the first quarter of 2011 compared to the first quarter of 2010. The average renewal exposure change also moved from negative to flat overall and turned positive in our workers’ compensation business due to higher insured payrolls. An increase in the amount of new business also contributed to growth. Overall, commercial insurance renewal rates in the United States were flat in the first quarter of 2011 compared with the same period in 2010. We have continued to maintain our underwriting discipline in the competitive market, renewing business and writing new business where we believe we are securing acceptable rates and appropriate terms and conditions for the exposures. We expect the competitive conditions in the market will continue for the remainder of this year.
          Our commercial insurance business produced near breakeven underwriting results in the first quarter of 2011 compared with profitable results in the same period of 2010. The combined loss and expense ratios for the classes of business within the commercial insurance segment were as follows:

	Quarter Ended March 31
	2011	2010
Multiple peril	105.9%	112.6%
Casualty	83.5	88.4
Workers compensation	89.5	90.5
Property and marine	125.1	87.6
Total commercial	100.7	93.8
          Results for our commercial insurance business were less profitable in the first quarter of 2011 compared to the same period in 2010 due in large part to an overall higher impact of catastrophes and, to a lesser extent, a higher current accident year loss ratio excluding catastrophes. The impact of catastrophes represented 16.2 percentage points of the combined ratio for the commercial insurance segment in the first quarter of 2011 compared with 11.4 percentage points in the comparable period in 2010. Results in the first quarter of both years included a similar amount of favorable prior year loss development and benefited from disciplined risk selection and appropriate policy terms and conditions in recent years.

          Multiple peril results were unprofitable in the first quarter of 2011 compared with highly unprofitable results in the same period of 2010. Results in both years, but more so in 2010, were adversely impacted by catastrophe losses. The impact of catastrophes was 17.0 percentage points of the combined ratio for this class in the first quarter of 2011 compared with 33.7 percentage points in the same period of 2010. Results for the property component of this business improved in the first quarter of 2011 compared with the first quarter of 2010 due to the lower impact of catastrophes despite slightly unfavorable prior year loss development in the first quarter of 2011 compared with favorable prior year loss development in the same period of 2010. The loss ratio for the property component for the current accident year excluding catastrophes was higher in the first quarter of 2011 than in the same period of 2010. The liability component of this business produced profitable results in both years, but more so in 2010 due to better current accident year loss experience. Results for the liability component in the first quarter of both years benefited from favorable prior year loss development.
          Results for our casualty business were highly profitable in the first quarter of both 2011 and 2010. Results in 2011 were more profitable driven by the results for the excess liability component of this business, which were highly profitable in the first quarter of both years, but more so in 2011. Results for the excess liability component in the first quarter of 2011 benefited from an increase in the amount of favorable prior year loss development compared with the same period in 2010. Results for the primary liability component were also highly profitable in the first quarter of both years. The automobile component of this business produced profitable results in the first quarter of both years, but more so in 2011. Casualty results were adversely affected by incurred losses related to asbestos claims in the first quarter of 2011 and toxic waste claims in the first quarter of 2010. These losses represented 3.8 and 1.8 percentage points of the combined ratio for the casualty business in the first quarter of 2011 and 2010, respectively.
          Workers’ compensation results were highly profitable in the first quarter of both 2011 and 2010. Results in both years benefited from our disciplined risk selection during the past several years.
          Property and marine results were highly unprofitable in the first quarter of 2011 compared with highly profitable results in the same period of 2010, mainly due to higher catastrophe losses in the first quarter of 2011. Catastrophe losses represented 43.6 percentage points of the combined ratio for this class in the first quarter of 2011 compared with 11.6 percentage points in the same period of 2010.

     Specialty Insurance
          Net premiums written from specialty insurance, which represented 22% of our premiums written in the first quarter of 2011, decreased by 1% in the first quarter of 2011 compared with the same period in 2010. Net premiums written for the classes of business within the specialty insurance segment were as follows:

	Quarter Ended March 31		% Increase
	2011	2010	(Decrease)
	(in millions)
Professional liability	$551	$570	(3)%
Surety	88	76	16
Total specialty	$639	$646	(1)
          Premium growth in our professional liability business remained constrained by the highly competitive marketplace. Renewal rates overall for our professional liability business in the U.S. decreased modestly in the first quarter of 2011 compared with those in the same period of 2010. Rates decreased in all classes of business, with the most significant decreases in the directors and officers liability class. Retention levels were higher in the first quarter of 2011 compared with those in the same period of 2010, while new business volume was similar in the two periods. We have continued our focus on underwriting discipline, obtaining what we believe are acceptable rates and appropriate terms and conditions on both new business and renewals.
          Net premiums written for our surety business increased significantly in the first quarter of 2011. Premium growth for this business, which occurred both inside and outside the United States, was primarily attributable to new surety bonds being written for existing customers on contracts awarded to them during the quarter. The timing of such contract awards can vary. Because of this, as well as the continuing challenges presented by the competitive market and weakened economy in obtaining new business, we do not expect premium growth for our surety business for the remainder of 2011 to remain at the level achieved in the first quarter.
          Our specialty insurance business produced highly profitable underwriting results in the first quarter of 2011 and 2010. The combined loss and expense ratios for the classes of business within the specialty insurance segment were as follows:

	Quarter Ended March 31
	2011	2010
Professional liability	86.8%	86.2%
Surety	50.5	39.8
Total specialty	82.4	80.9

          Our professional liability business produced highly profitable results in the first quarter of 2011 and 2010. Results in the directors and officers liability and fiduciary liability classes were highly profitable in both years. Results for the fidelity class were profitable in the first quarter of 2011 compared with highly profitable results in the same period of 2010. Results in the errors and omissions liability class were highly unprofitable in both years due mainly to unfavorable prior year loss development. The overall results for our professional liability business in the first quarter of both years reflected a similar amount of favorable prior year loss development. The favorable prior year loss development in both years was driven mainly by continued positive loss experience related to accident years 2007 and prior.
          Surety results were highly profitable in the first quarter of both 2011 and 2010. Our surety business tends to be characterized by losses that are infrequent but have the potential to be highly severe.
     Reinsurance Assumed
          Net premiums written from our reinsurance assumed business, which is in runoff, were not significant in the first quarter of 2011 or 2010.
          Reinsurance assumed results were profitable in the first quarter of 2011 and 2010. Results in both years, but more so in 2010, benefited from favorable prior year loss development.
     Catastrophe Risk Management
          Our property and casualty subsidiaries have exposure to losses caused by natural perils such as hurricanes and other windstorms, earthquakes, severe winter weather and brush fires as well as from man made catastrophic events such as terrorism. The frequency and severity of catastrophes are inherently unpredictable.
          The extent of losses from a natural catastrophe is a function of both the total amount of insured exposure in an area affected by the event and the severity of the event. We regularly assess our concentration of risk exposures in natural catastrophe exposed areas and have strategies and underwriting standards to manage these exposures through individual risk selection, subject to regulatory constraints, and through the purchase of catastrophe reinsurance coverage. We use catastrophe modeling and a risk concentration management tool to monitor and control our accumulations of potential losses in natural catastrophe exposed areas of the United States, such as California and the gulf and east coasts, as well as in natural catastrophe exposed areas of other countries. The information provided by the catastrophe modeling and the risk concentration management tool has resulted in our non-renewing some accounts and refraining from writing others.

          A new version of a third-party catastrophe modeling tool that we and others in the insurance industry utilize for estimating potential losses from natural catastrophes was released during the first quarter of 2011. We are currently in the process of analyzing the model. We expect that as a result of the new version of this model our estimated aggregate exposure from hurricanes in the United States will be higher. The change to such estimated exposure could impact our underwriting strategy and capital management.
          Catastrophe modeling generally relies on multiple inputs based on experience, science, engineering and history, and the selection of those inputs requires a significant amount of judgment. The modeling results may also fail to account for risks that are outside the range of normal probability or are otherwise unforeseen. Because of this, actual results may differ materially from those derived from our modeling exercises.
          Despite our efforts to manage our catastrophe exposure, the occurrence of one or more severe natural catastrophic events in heavily populated areas could have a material effect on the Corporation’s results of operations, financial condition or liquidity.
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

          Our gross case and incurred but not reported (IBNR) loss reserves and related reinsurance recoverable by class of business were as follows:

					Net
	Gross Loss Reserves			Reinsurance	Loss
March 31, 2011	Case	IBNR	Total	Recoverable	Reserves
			(in millions)
Personal insurance
Automobile	$265	$154	$419	$17	$402
Homeowners	391	363	754	14	740
Other	361	673	1,034	151	883

Total personal	1,017	1,190	2,207	182	2,025

Commercial insurance
Multiple peril	617	1,167	1,784	34	1,750
Casualty	1,448	5,162	6,610	366	6,244
Workers’ compensation	888	1,554	2,442	173	2,269
Property and marine	681	629	1,310	332	978

Total commercial	3,634	8,512	12,146	905	11,241

Specialty insurance
Professional liability	1,534	6,339	7,873	434	7,439
Surety	24	51	75	8	67

Total specialty	1,558	6,390	7,948	442	7,506

Total insurance	6,209	16,092	22,301	1,529	20,772

Reinsurance assumed	264	583	847	285	562

Total	$6,473	$16,675	$23,148	$1,814	$21,334

					Net
	Gross Loss Reserves			Reinsurance	Loss
December 31, 2010	Case	IBNR	Total	Recoverable	Reserves
			(in millions)
Personal insurance
Automobile	$257	$155	$412	$17	$395
Homeowners	383	327	710	18	692
Other	359	663	1,022	145	877

Total personal	999	1,145	2,144	180	1,964

Commercial insurance
Multiple peril	607	1,136	1,743	38	1,705
Casualty	1,446	5,058	6,504	363	6,141
Workers’ compensation	897	1,512	2,409	175	2,234
Property and marine	664	487	1,151	332	819

Total commercial	3,614	8,193	11,807	908	10,899

Specialty insurance
Professional liability	1,477	6,329	7,806	418	7,388
Surety	16	50	66	8	58

Total specialty	1,493	6,379	7,872	426	7,446

Total insurance	6,106	15,717	21,823	1,514	20,309

Reinsurance assumed	261	634	895	303	592

Total	$6,367	$16,351	$22,718	$1,817	$20,901

          Loss reserves, net of reinsurance recoverable, increased by $433 million during the first quarter of 2011. Loss reserves related to our insurance business increased by $463 million during the first quarter of 2011, which included increases of approximately $200 million related to catastrophe losses and approximately $135 million related to the effect of currency fluctuation due to a weaker U.S. dollar at March 31, 2011 compared to December 31, 2010. Loss reserves related to our reinsurance assumed business, which is in runoff, decreased by $30 million.
          The increase in gross case and IBNR reserves related to our homeowners, commercial multiple peril and property and marine classes of business during the first quarter of 2011 was due largely to catastrophe losses in the first quarter of 2011 that remained unpaid at March 31. A substantial amount of the increase in gross loss reserves related to the effect of currency fluctuation in the first quarter of 2011 impacted our casualty and professional liability classes of business.
          In establishing the loss reserves of our property and casualty subsidiaries, we consider facts currently known and the present state of the law and coverage litigation. Based on all information currently available, we believe that the aggregate loss reserves at March 31, 2011 were adequate to cover claims for losses that had occurred as of that date, including both those known to us and those yet to be reported. However, as discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010, there are significant uncertainties inherent in the loss reserving process. It is therefore possible that management’s estimate of the ultimate liability for losses that had occurred as of March 31, 2011 may change, which could have a material effect on the Corporation’s results of operations and financial condition.
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
          We estimate that we experienced overall favorable prior year development of about $220 million during the first quarter of both 2011 and 2010.
          The favorable development in the first quarter of 2011 was primarily in the commercial liability classes related mainly to accident years 2007 and prior, in the professional liability classes due to continued favorable loss experience related to accident years 2007 and prior, and to a lesser extent, in the personal insurance classes. The favorable development in the first quarter of 2010 occurred in the professional liability classes due to continued favorable loss trends related primarily to accident years 2006 and prior, in the commercial liability classes related mainly to accident years 2007 and prior, in the commercial property classes related largely to the 2008 and 2009 accident years, and in the personal insurance classes.

     Investment Results
          Property and casualty investment income before taxes decreased by 2% in the first quarter of 2011 compared with the same period in 2010. The impact on investment income of growth in average invested assets in the first quarter of 2011 compared with the same period in 2010 was more than offset by the impact of lower average yields on our investment portfolio. The average invested assets of the property and casualty subsidiaries were modestly higher during the first quarter of 2011 compared with the same period of 2010. However, the growth in average invested assets was limited as a result of the dividend distributions made by the property and casualty subsidiaries to Chubb during 2010. The average yield of our investment portfolio decreased due to the continuing impact of lower reinvestment yields on fixed maturity securities that matured, were redeemed by the issuer or were sold since the first quarter of 2010.
          The effective tax rate on investment income was 18.6% in the first quarter of 2011 compared with 19.1% in the same period of 2010. The effective tax rate on investment income fluctuates as the proportion of tax exempt investment income relative to total investment income changes from period to period.
          On an after-tax basis, property and casualty investment income decreased by 1% in the first quarter of 2011 compared with the same period in 2010. The after-tax annualized yield on the investment portfolio that supports our property and casualty insurance business was 3.20% and 3.27% in the first quarter of 2011 and 2010, respectively.
     Other Income and Charges
          Other income and charges, which includes miscellaneous income and expenses of the property and casualty subsidiaries, was not significant in the first quarter of 2011 and 2010.
Corporate and Other
          Corporate and other comprises investment income earned on corporate invested assets, interest expense and other expenses not allocated to our operating subsidiaries and the results of our non-insurance subsidiaries.
          Corporate and other produced a loss before taxes of $63 million in the first quarter of both 2011 and 2010.

Realized Investment Gains and Losses
          Net realized investment gains and losses were as follows:

	Quarter Ended March 31

	2011	2010

Net realized gains
Fixed maturities	$2	$33
Equity securities	19	9
Other invested assets	141	86

	162	128

Other-than-temporary impairment losses
Fixed maturities	—	(1)
Equity securities	(2)	—

	(2)	(1)

Realized investment gains before tax	$160	$127

Realized investment gains after tax	$104	$83

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
          The net realized gains of the limited partnerships reported in the first quarters of 2011 and 2010 reflected the strong performance of both the equity and high yield investment markets in the fourth quarters of 2010 and 2009, respectively.
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

          In determining whether fixed maturities are other than temporarily impaired, we are required to recognize an other-than-temporary impairment loss for a fixed maturity when we conclude that we have the intent to sell or it is more likely than not that we will be required to sell an impaired fixed maturity before the security recovers to its amortized cost value or it is likely we will not recover the entire amortized cost value of an impaired debt security. If we have the intent to sell or it is more likely than not we will be required to sell an impaired fixed maturity before the security recovers to its amortized cost value, the security is written down to fair value and the entire amount of the writedown is included in net income as a realized investment loss. For all other impaired fixed maturities, the impairment loss is separated into the amount representing the credit loss and the amount representing the loss related to all other factors. The amount of the impairment loss that represents the credit loss is included in net income as a realized investment loss and the amount of the impairment loss that relates to all other factors is included in other comprehensive income.
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
     Capital Resources
          Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. At March 31, 2011, the Corporation had shareholders’ equity of $15.6 billion and total debt of $4.0 billion.
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

          In December 2010, the Board of Directors authorized the repurchase of up to 30,000,000 shares of Chubb’s common stock. The authorization has no expiration date. During the first quarter of 2011, we repurchased 6,563,253 shares of Chubb’s common stock in open market transactions at a cost of $387 million. As of March 31, 2011, 21,929,043 shares remained under the share repurchase authorization. We expect to repurchase all of the shares remaining under the authorization by the end of January 2012, subject to market conditions.
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
          Our property and casualty operations provide liquidity in that premiums are generally received months or even years before losses are paid under the policies purchased by such premiums. Cash receipts from operations, consisting of insurance premiums and investment income, provide funds to pay losses, operating expenses and dividends to Chubb. After satisfying our cash requirements, excess cash flows are used to build the investment portfolio and thereby increase future investment income.

          Although our strong underwriting and investment results continued to generate substantial cash from operations in the first quarter of 2011, cash used by the property and casualty subsidiaries for financing activities (primarily the payment of dividends to Chubb) exceeded the cash provided by their operating activities by approximately $100 million. New cash available for investment by our property and casualty subsidiaries was approximately $325 million in the first quarter of 2010. The property and casualty subsidiaries paid $600 million of dividends to Chubb in the first quarter of 2011 compared with $300 million of dividends paid to Chubb in the first quarter of 2010. The cash provided by operating activities of the property and casualty subsidiaries was lower in the first quarter of 2011 compared with the same period in 2010 due in part to higher income tax payments.
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
          During the first quarter of 2011, the property and casualty subsidiaries paid a dividend of $600 million to Chubb. This dividend was deemed to be extraordinary under applicable insurance regulations due to the limitation on the amount of dividends that may be paid within twelve consecutive months. As a result, regulatory approval was required and obtained for the payment of this dividend. Regulatory approval could be required for the payment of additional dividends by the subsidiaries during the remainder of the year, depending on the timing and amount.

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
          Our objective is to achieve the appropriate mix of taxable and tax exempt securities in our portfolio to balance both investment and tax strategies. At March 31, 2011, 68% of our fixed maturity portfolio that supports our U.S. operations was invested in highly rated tax exempt securities. While about 35% of our tax exempt securities are insured, the effect of insurance on the average credit rating of these securities is insignificant. The insured tax exempt securities in our portfolio have been selected based on the quality of the underlying credit and not the value of the credit insurance enhancement.
          At March 31, 2011, 18% of our taxable fixed maturity portfolio was invested in highly rated mortgage-backed securities. About 40% of these securities are residential mortgage-backed securities, consisting of government agency pass-through securities guaranteed by a government agency or a government sponsored enterprise (GSE), GSE collateralized mortgage obligations (CMOs) and other CMOs, all backed by single family home mortgages. The majority of the CMOs are actively traded in liquid markets. The balance of the mortgage- backed securities are call protected, commercial mortgage-backed securities (CMBS). About 95% of our CMBS are senior securities with the highest level of subordination. The remainder of our CMBS are seasoned securities that were issued in 2004 or earlier.
          The net unrealized appreciation before tax of our fixed maturities and equity securities carried at fair value was $1.6 billion at March 31, 2011 compared with net unrealized appreciation before tax of $1.7 billion at December 31, 2010. Such unrealized appreciation is reflected in accumulated other comprehensive income, net of applicable deferred income tax.

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
          At March 31, 2011 and December 31, 2010, we did not hold financial instruments in our investment portfolio for which a lack of market liquidity impacted our determination of fair value.
Accounting Pronouncements Not Yet Adopted
          In October 2010, the Financial Accounting Standards Board issued new guidance related to the accounting for costs associated with acquiring or renewing insurance contracts. The guidance identifies those costs relating to the successful acquisition of new or renewal insurance contracts that should be capitalized. This guidance is effective for the Corporation for the year beginning January 1, 2012 and may be applied prospectively or retrospectively. We are in the process of assessing the effect that the implementation of the new guidance will have on the Corporation’s financial position and results of operations. The amount of acquisition costs we will defer under the new guidance will be less than the amount deferred under our current accounting practice. If prospective application is elected, net income in the year of adoption would be reduced as the amount of acquisition costs eligible for deferral would be lower. Amortization of the balance of deferred policy acquisition costs as of the date of adoption would continue over the period in which the related premiums are earned. If retrospective application is elected, deferred policy acquisition costs and related deferred taxes would be reduced as of the beginning of the earliest period presented in the financial statements with a corresponding reduction to shareholders’ equity.
Subsequent Events
          Severe tornadoes and storms in the United States in April 2011 are expected to result in aggregate catastrophe losses of about $175 million to $225 million before tax. As more information becomes available about these events or if additional claims are reported, our estimate may increase or decrease. The impact of these catastrophes will be reflected in our second quarter 2011 results.

Item 4 — Controls and Procedures
          As of March 31, 2011, an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) was performed under the supervision and with the participation of the Corporation’s management, including Chubb’s chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2011.
          During the three month period ended March 31, 2011, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1A — Risk Factors
          The Corporation’s business is subject to a number of risks, including those identified in Item 1A of Chubb’s Annual Report on Form 10-K for the year ended December 31, 2010, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from fiscal period to fiscal period. The risks described in the Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could have a material effect on our business, results of operations, financial condition and/or liquidity.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
          The following table summarizes Chubb’s stock repurchased each month in the quarter ended March 31, 2011:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number	Average	as Part of	Yet Be Purchased
	of Shares	Price Paid	Publicly Announced	Under the
Period	Purchased(a)	Per Share	Plans or Programs	Plans or Programs(b)
January 2011	2,151,625	$58.18	2,151,625	26,340,671

February 2011	1,947,987	59.40	1,947,987	24,392,684

March 2011	2,463,641	59.17	2,463,641	21,929,043

Total	6,563,253	58.91	6,563,253

(a)	The stated amounts exclude 262 shares, 14,684 shares and 2,845 shares delivered to Chubb during the months of January 2011, February 2011 and March 2011, respectively, by employees of the Corporation to cover option exercise prices in connection with the Corporation’s stock-based compensation plans.

(b)	On December 9, 2010, the Board of Directors authorized the repurchase of up to 30,000,000 shares of common stock. The authorization has no expiration date.

Item 6 — Exhibits

Exhibit
Number		Description
	-	Material Contracts
10.1		Schedule of 2011 Base Salaries for Named Executive Officers incorporated by reference to Exhibit (10.1) of the registrant’s Current Report on Form 8-K filed on March 2, 2011.

	-	Rule 13a-14(a)/15d-14(a) Certifications
31.1		Certification by John D. Finnegan filed herewith.
31.2		Certification by Richard G. Spiro filed herewith.

	-	Section 1350 Certifications
32.1		Certification by John D. Finnegan filed herewith.
32.2		Certification by Richard G. Spiro filed herewith.

	-	Interactive Data File
101.INS*		XBRL Instance Document
101.SCH*		XBRL Taxonomy Extension Schema Document
101.CAL*		XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*		XBRL Taxonomy Extension Label Linkbase Document
101.PRE*		XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*		XBRL Taxonomy Extension Definition Linkbase Document

*	Pursuant to applicable securities laws and regulations, the Corporation is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Corporation has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.
SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, The Chubb Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHUBB CORPORATION (Registrant)
By:	/s/ John J. Kennedy
John J. Kennedy
Senior Vice-President and Chief Accounting Officer

Date: May 9, 2011