Form 10-Q
period 2011-06-30
CHUBB CORP
filed 2011-08-05
CIK 20171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
YES ☐ NO ☑
     The number of shares of common stock outstanding as of June 30, 2011 was 285,924,718.

THE CHUBB CORPORATION
INDEX

Page Number
Part I. Financial Information:

Item 1 — Financial Statements:

Consolidated Statements of Income for the Three Months and Six Months Ended June 30, 2011 and 2010	1

Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	2

Consolidated Statements of Comprehensive Income for the Three Months and Six Months Ended June 30, 2011 and 2010	3

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010	4

Notes to Consolidated Financial Statements	5

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 4 — Controls and Procedures	44

Part II. Other Information:

Item 1 — Legal Proceedings	45

Item 1A — Risk Factors	45

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 6 — Exhibits	46

Signatures	46
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I. FINANCIAL INFORMATION
Item 1 — Financial Statements
THE CHUBB CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
PERIODS ENDED JUNE 30

	Second Quarter		Six Months
	2011	2010	2011	2010
		(in millions)

Revenues
Premiums Earned	$2,913	$2,799	$5,767	$5,581
Investment Income	416	426	820	836
Other Revenues	2	3	4	7
Realized Investment Gains (Losses), Net
Total Other-Than-Temporary Impairment Losses on Investments	(14)	(6)	(16)	(6)
Other-Than-Temporary Impairment Losses on Investments Recognized in Other Comprehensive Income	—	(2)	—	(3)
Other Realized Investment Gains, Net	83	98	245	226

Total Realized Investment Gains, Net	69	90	229	217

Total Revenues	3,400	3,318	6,820	6,641

Losses and Expenses
Losses and Loss Expenses	1,847	1,660	3,612	3,390
Amortization of Deferred Policy Acquisition Costs	816	765	1,591	1,505
Other Insurance Operating Costs and Expenses	104	107	211	222
Investment Expenses	12	8	23	18
Other Expenses	3	4	5	8
Corporate Expenses	72	72	147	148

Total Losses and Expenses	2,854	2,616	5,589	5,291

Income Before Federal and Foreign Income Tax	546	702	1,231	1,350
Federal and Foreign Income Tax	127	184	303	368

Net Income	$419	$518	$928	$982

Net Income Per Share

Basic	$1.43	$1.60	$3.14	$2.99
Diluted	1.42	1.59	3.12	2.97

Dividends Declared Per Share	.39	.37	.78	.74
See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30,	Dec. 31,
	2011	2010
	(in millions)
Assets

Invested Assets
Short Term Investments	$1,690	$1,905
Fixed Maturities
Tax Exempt (cost $19,216 and $19,072)	20,164	19,774
Taxable (cost $16,440 and $15,989)	17,203	16,745
Equity Securities (cost $1,292 and $1,285)	1,663	1,550
Other Invested Assets	2,337	2,239

TOTAL INVESTED ASSETS	43,057	42,213

Cash	71	70
Accrued Investment Income	458	447
Premiums Receivable	2,227	2,098
Reinsurance Recoverable on Unpaid Losses and Loss Expenses	1,778	1,817
Prepaid Reinsurance Premiums	328	325
Deferred Policy Acquisition Costs	1,634	1,562
Deferred Income Tax	—	98
Goodwill	467	467
Other Assets	1,422	1,152

TOTAL ASSETS	$51,442	$50,249

Liabilities

Unpaid Losses and Loss Expenses	$23,269	$22,718
Unearned Premiums	6,399	6,189
Long Term Debt	3,975	3,975
Dividend Payable to Shareholders	113	112
Deferred Income Tax	106	—
Accrued Expenses and Other Liabilities	1,789	1,725

TOTAL LIABILITIES	35,651	34,719

Contingent Liabilities (Note 6)

Shareholders’ Equity

Common Stock — $1 Par Value; 371,980,460 Shares	372	372
Paid-In Surplus	157	208
Retained Earnings	18,643	17,943
Accumulated Other Comprehensive Income	1,130	790
Treasury Stock, at Cost — 86,055,742 and 74,707,547 Shares	(4,511)	(3,783)

TOTAL SHAREHOLDERS’ EQUITY	15,791	15,530

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$51,442	$50,249

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PERIODS ENDED JUNE 30

	Second Quarter		Six Months
	2011	2010	2011	2010
	(in millions)

Net Income	$419	$518	$928	$982

Other Comprehensive Income (Loss), Net of Tax
Change in Unrealized Appreciation of Investments	290	56	232	163
Change in Unrealized Other-Than-Temporary Impairment Losses on Investments	(1)	1	1	4
Foreign Currency Translation Gains (Losses)	24	(66)	85	(94)
Amortization of Net Actuarial Loss and Prior Service Cost Included in Net Postretirement Benefit Costs	11	9	22	19

	324	—	340	92

Comprehensive Income	$743	$518	$1,268	$1,074

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30

	2011	2010
	(in millions)

Cash Flows from Operating Activities
Net Income	$928	$982
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Increase in Unpaid Losses and Loss Expenses, Net	402	272
Increase in Unearned Premiums, Net	147	70
Increase in Premiums Receivable	(129)	(51)
Change in Income Tax Payable or Recoverable	(174)	19
Amortization of Premiums and Discounts on Fixed Maturities	90	89
Depreciation	29	31
Realized Investment Gains, Net	(229)	(217)
Other, Net	(216)	(196)

Net Cash Provided by Operating Activities	848	999

Cash Flows from Investing Activities
Proceeds from Fixed Maturities
Sales	832	1,593
Maturities, Calls and Redemptions	1,445	1,215
Proceeds from Sales of Equity Securities	66	42
Purchases of Fixed Maturities	(2,644)	(2,457)
Purchases of Equity Securities	(61)	(52)
Investments in Other Invested Assets, Net	128	1
Decrease (Increase) in Short Term Investments, Net	221	(275)
Increase in Net Payable from Security Transactions Not Settled	200	118
Purchases of Property and Equipment, Net	(19)	(25)

Net Cash Provided by Investing Activities	168	160

Cash Flows from Financing Activities
Increase in Funds Held Under Deposit Contracts	11	24
Proceeds from Issuance of Common Stock Under Stock-Based Employee Compensation Plans	56	31
Repurchase of Shares	(855)	(976)
Dividends Paid to Shareholders	(227)	(239)

Net Cash Used in Financing Activities	(1,015)	(1,160)

Net Increase (Decrease) in Cash	1	(1)

Cash at Beginning of Year	70	51

Cash at End of Period	$71	$50

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
2) Accounting Pronouncements Not Yet Adopted
(a) In June 2011, the Financial Accounting Standards Board (FASB) issued new guidance related to the presentation of comprehensive income. The guidance provides that an entity has the option to present the components of net income and the components of other comprehensive income either in a single statement of comprehensive income or in two separate, but consecutive, statements. The guidance does not change whether items are reported in net income or in other comprehensive income and does not change the guidance on whether or when items of other comprehensive income are reclassified to net income. This guidance is to be applied retrospectively and is effective for the Corporation for the year beginning January 1, 2012. The adoption of this guidance will not have an effect on the Corporation’s financial position or results of operations. The Corporation is in the process of evaluating the presentation options permitted by the guidance.
(b) In October 2010, the FASB issued new guidance related to the accounting for costs associated with acquiring or renewing insurance contracts. The guidance identifies those costs relating to the successful acquisition of new or renewal insurance contracts that should be capitalized. This guidance is effective for the Corporation for the year beginning January 1, 2012 and may be applied prospectively or retrospectively. The Corporation is continuing to assess the effect that the implementation of the new guidance will have on its financial position and results of operations. The amount of acquisition costs the Corporation will defer under the new guidance will be less than the amount deferred under the Corporation’s current accounting practice. If prospective application is elected, net income in the year of adoption would be reduced as the amount of acquisition costs eligible for deferral under the new guidance would be lower. Amortization of the balance of deferred policy acquisition costs as of the date of adoption would continue over the period in which the related premiums are earned. If retrospective application is elected, deferred policy acquisition costs and related deferred taxes would be reduced as of the beginning of the earliest period presented in the financial statements with a corresponding reduction to shareholders’ equity.

3) Invested Assets
(a) The amortized cost and fair value of fixed maturities and equity securities were as follows:

	June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
	(in millions)
Fixed maturities
Tax exempt	$19,216	$1,008	$60	$20,164

Taxable
U.S. Government and government agency and authority obligations	803	36	7	832
Corporate bonds	6,453	419	17	6,855
Foreign government and government agency obligations	6,312	222	12	6,522
Residential mortgage-backed securities	1,061	53	6	1,108
Commercial mortgage-backed securities	1,811	76	1	1,886

	16,440	806	43	17,203

Total fixed maturities	$35,656	$1,814	$103	$37,367

Equity securities	$1,292	$421	$50	$1,663

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
	(in millions)
Fixed maturities
Tax exempt	$19,072	$824	$122	$19,774

Taxable
U.S. Government and government agency and authority obligations	807	31	9	829
Corporate bonds	6,258	411	21	6,648
Foreign government and government agency obligations	5,943	231	13	6,161
Residential mortgage-backed securities	1,293	63	6	1,350
Commercial mortgage-backed securities	1,688	70	1	1,757

	15,989	806	50	16,745

Total fixed maturities	$35,061	$1,630	$172	$36,519

Equity securities	$1,285	$340	$75	$1,550

At June 30, 2011 and December 31, 2010, the gross unrealized depreciation of fixed maturities included $3 million and $4 million, respectively, of unrealized other-than-temporary impairment losses recognized in accumulated other comprehensive income.

The amortized cost and fair value of fixed maturities at June 30, 2011 by contractual maturity were as follows:

	Amortized	Fair
	Cost	Value
	(in millions)
Due in one year or less	$1,991	$2,023
Due after one year through five years	11,536	12,102
Due after five years through ten years	11,870	12,647
Due after ten years	7,387	7,601

	32,784	34,373
Residential mortgage-backed securities	1,061	1,108
Commercial mortgage-backed securities	1,811	1,886

	$35,656	$37,367

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
(b)  The components of unrealized appreciation or depreciation, including unrealized other-than-temporary impairment losses, of investments carried at fair value were as follows:

	June 30	December 31
	2011	2010
	(in millions)
Fixed maturities
Gross unrealized appreciation	$1,814	$1,630
Gross unrealized depreciation	103	172

	1,711	1,458

Equity securities
Gross unrealized appreciation	421	340
Gross unrealized depreciation	50	75

	371	265

	2,082	1,723
Deferred income tax liability	729	603

	$1,353	$1,120

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

     The following table summarizes, for all investment securities in an unrealized loss position at June 30, 2011, the aggregate fair value and gross unrealized depreciation, including unrealized other-than-temporary impairment losses, by investment category and length of time that individual securities have continuously been in an unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Depreciation	Value	Depreciation	Value	Depreciation
	(in millions)
Fixed maturities
Tax exempt	$1,453	$22	$253	$38	$1,706	$60

Taxable
U.S. Government and government agency and authority obligations	108	3	47	4	155	7
Corporate bonds	552	10	156	7	708	17
Foreign government and government agency obligations	1,120	10	42	2	1,162	12
Residential mortgage-backed securities	70	2	23	4	93	6
Commercial mortgage-backed securities	45	1	—	—	45	1

	1,895	26	268	17	2,163	43

Total fixed maturities	3,348	48	521	55	3,869	103

Equity securities	114	14	189	36	303	50

	$3,462	$62	$710	$91	$4,172	$153

     At June 30, 2011, approximately 600 individual fixed maturity and equity securities were in an unrealized loss position, of which approximately 570 were fixed maturities. The Corporation does not have the intent to sell and it is not more likely than not that the Corporation will be required to sell these fixed maturities before the securities recover to their amortized cost value. In addition, the Corporation believes that none of the declines in the fair values of these fixed maturities relate to credit losses. The Corporation has the intent and ability to hold the equity securities in an unrealized loss position for a period of time sufficient to allow for the recovery of cost. The Corporation believes that none of the declines in the fair value of these fixed maturities and equity securities were other than temporary at June 30, 2011.

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

     The change in unrealized appreciation or depreciation of investments carried at fair value, including the change in unrealized other-than-temporary impairment losses, was as follows:

	Periods Ended June 30
	Second Quarter		Six Months
	2011	2010	2011	2010
		(in millions)
Change in unrealized appreciation of fixed maturities	$430	$331	$253	$442
Change in unrealized appreciation of equity securities	15	(243)	106	(185)

	445	88	359	257
Deferred income tax	156	31	126	90

	$289	$57	$233	$167

      (c) Realized investment gains and losses were as follows:

	Periods Ended June 30
	Second Quarter		Six Months
	2011	2010	2011	2010
	(in millions)

Fixed maturities
Gross realized gains	$10	$19	$23	$57
Gross realized losses	(4)	(6)	(15)	(11)
Other-than-temporary impairment losses	—	(2)	—	(3)

	6	11	8	43

Equity securities
Gross realized gains	10	3	29	12
Gross realized losses	(1)	(1)	(1)	(1)
Other-than-temporary impairment losses	(14)	(6)	(16)	(6)

	(5)	(4)	12	5

Other invested assets	68	83	209	169

	$69	$90	$229	$217

(d) As of June 30, 2011 and December 31, 2010, fixed maturities still held by the Corporation for which a portion of their other-than-temporary impairment losses were recognized in other comprehensive income had cumulative credit-related losses of $20 million and $21 million, respectively, recognized in net income.
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

     The methods and assumptions used to estimate the fair values of financial instruments are as follows:
(i)	The carrying value of short term investments approximates fair value due to the short maturities of these investments.
(ii)	Fair values for fixed maturities are determined by management, utilizing prices obtained from an independent, nationally recognized pricing service or, in the case of securities for which prices are not provided by a pricing service, from independent brokers. For fixed maturities that have quoted prices in active markets, market quotations are provided. For fixed maturities that do not trade on a daily basis, the pricing service and brokers provide fair value estimates using a variety of inputs including, but not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, reference data, prepayment rates and measures of volatility. Management reviews on an ongoing basis the reasonableness of the methodologies used by the relevant pricing service and brokers. In addition, management, using the prices received for the securities from the pricing service and brokers, determines the aggregate portfolio price performance and reviews it against applicable indices. If management believes that significant discrepancies exist, it will discuss these with the relevant pricing service or broker to resolve the discrepancies.

(iii)	Fair values of equity securities are based on quoted market prices.

(iv)	Fair values of long term debt issued by Chubb are determined by management, utilizing prices obtained from an independent, nationally recognized pricing service.
     The carrying values and fair values of financial instruments were as follows:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(in millions)

Assets
Invested assets
Short term investments	$1,690	$1,690	$1,905	$1,905
Fixed maturities	37,367	37,367	36,519	36,519
Equity securities	1,663	1,663	1,550	1,550

Liabilities
Long term debt	3,975	4,262	3,975	4,318
     A pricing service provides fair value amounts for approximately 99% of the Corporation’s fixed maturities. The prices obtained from a pricing service and brokers generally are non-binding, but are reflective of current market transactions in the applicable financial instruments.

     At June 30, 2011 and December 31, 2010, the Corporation held an insignificant amount of financial instruments in its investment portfolio for which a lack of market liquidity impacted the determination of fair value.
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
          Level 3 — Inputs that are unobservable.
          The fair value of fixed maturities and equity securities categorized based upon the lowest level of input that was significant to the fair value measurement was as follows:

	June 30, 2011
	Level 1	Level 2	Level 3	Total
	(in millions)

Fixed maturities
Tax exempt	$—	$20,156	$8	$20,164

Taxable
U.S. Government and government agency and authority obligations	—	832	—	832
Corporate bonds	—	6,666	189	6,855
Foreign government and government agency obligations	—	6,516	6	6,522
Residential mortgage-backed securities	—	1,092	16	1,108
Commercial mortgage-backed securities	—	1,886	—	1,886

	—	16,992	211	17,203

Total fixed maturities	—	37,148	219	37,367

Equity securities	1,655	—	8	1,663

	$1,655	$37,148	$227	$39,030

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in millions)

Fixed maturities
Tax exempt	$—	$19,765	$9	$19,774
Taxable
U.S. Government and government agency and authority obligations	—	829	—	829
Corporate bonds	—	6,483	165	6,648
Foreign government and government agency obligations	—	6,135	26	6,161
Residential mortgage-backed securities	—	1,329	21	1,350
Commercial mortgage-backed securities	—	1,757	—	1,757

	—	16,533	212	16,745

Total fixed maturities	—	36,298	221	36,519

Equity securities	1,537	—	13	1,550

	$1,537	$36,298	$234	$38,069

5) Segments Information
     The principal business of the Corporation is the sale of property and casualty insurance. The profitability of the property and casualty insurance business depends on the results of both underwriting operations and investments, which are viewed as two distinct operations. The underwriting operations are managed and evaluated separately from the investment function.
     The property and casualty insurance subsidiaries underwrite most lines of property and casualty insurance. Underwriting operations consist of four separate business units: personal insurance, commercial insurance, specialty insurance and reinsurance assumed. The personal segment targets the personal insurance market. The personal classes include automobile, homeowners and other personal coverages. The commercial segment includes those classes of business that are generally available in broad markets and are of a more commodity nature. Commercial classes include multiple peril, casualty, workers’ compensation and property and marine. The specialty segment includes those classes of business that are available in more limited markets since they require specialized underwriting and claim settlement. Specialty classes include professional liability coverages and surety. The reinsurance assumed business is in run-off following the transfer of the ongoing business to a reinsurance company in 2005.
     Corporate and other includes investment income earned on corporate invested assets, corporate expenses and the results of the Corporation’s non-insurance subsidiaries.

Revenues and income before income tax of each operating segment were as follows:

	Periods Ended June 30
	Second Quarter		Six Months
	2011	2010	2011	2010
	(in millions)

Revenues
Property and casualty insurance Premiums earned
Personal insurance	$980	$933	$1,937	$1,858
Commercial insurance	1,234	1,164	2,443	2,316
Specialty insurance	697	698	1,384	1,399

Total insurance	2,911	2,795	5,764	5,573

Reinsurance assumed	2	4	3	8

	2,913	2,799	5,767	5,581

Investment income	405	393	796	789

Total property and casualty insurance	3,318	3,192	6,563	6,370

Corporate and other	13	36	28	54
Realized investment gains, net	69	90	229	217

Total revenues	$3,400	$3,318	$6,820	$6,641

Income (loss) before income tax
Property and casualty insurance Underwriting
Personal insurance	$3	$42	$84	$18
Commercial insurance	(54)	68	(98)	111
Specialty insurance	144	131	279	281

Total insurance	93	241	265	410

Reinsurance assumed	10	1	15	14

	103	242	280	424

Increase in deferred policy acquisition costs	32	21	57	43

Underwriting income	135	263	337	467

Investment income	394	385	775	772

Other income (charges)	11	4	16	(3)

Total property and casualty Insurance	540	652	1,128	1,236

Corporate and other loss	(63)	(40)	(126)	(103)
Realized investment gains, net	69	90	229	217

Total income before income tax	$546	$702	$1,231	$1,350

\

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
     Individual actions and purported class actions arising out of the investigations into the payment of contingent commissions to brokers and agents have been filed in a number of federal and state courts. On August 1, 2005, Chubb and certain of its subsidiaries were named in a putative class action entitled In re Insurance Brokerage Antitrust Litigation in the U.S. District Court for the District of New Jersey (N.J. District Court). This action, brought against several brokers and insurers on behalf of a class of persons who purchased insurance through the broker defendants, asserts claims under the Sherman Act, state law and the Racketeer Influenced and Corrupt Organizations Act (RICO) arising from the alleged unlawful use of contingent commission agreements. On September 28, 2007, the N.J. District Court dismissed the second amended complaint filed by the plaintiffs in its entirety. In so doing, the court dismissed the plaintiffs’ Sherman Act and RICO claims with prejudice for failure to state a claim, and it dismissed the plaintiffs’ state law claims without prejudice because it declined to exercise supplemental jurisdiction over them. The plaintiffs appealed the dismissal of their second amended complaint to the U.S. Court of Appeals for the Third Circuit (Third Circuit). On August 13, 2010, the Third Circuit affirmed in part and vacated in part the N.J. District Court decision and remanded the case back to the N.J. District Court for further proceedings. As a result of the Third Circuit’s decision, the plaintiffs’ state law claims and certain of the plaintiffs’ Sherman Act and RICO claims were reinstated against the Corporation. The Corporation and the other defendants filed on October 1, 2010 motions to dismiss the reinstated claims. Since that time, several of the defendants entered into settlement agreements with the plaintiffs, which are in the process of being approved by the N.J. District Court. In view of these settlements and their impact on the litigation, the N.J. District Court on June 17, 2011 dismissed without prejudice the motions to dismiss filed by the Corporation and the other non-settling defendants. The Corporation is reviewing the N.J. District Court’s decision.

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
7) Earnings Per Share
     The following table sets forth the computation of basic and diluted earnings per share:

	Periods Ended June 30
	Second Quarter		Six Months
	2011	2010	2011	2010
	(in millions,
	except for per share amounts)

Basic earnings per share:
Net income	$419	$518	$928	$982

Weighted average shares outstanding	293.6	324.5	296.0	328.7

Basic earnings per share	$1.43	$1.60	$3.14	$2.99

Diluted earnings per share:
Net income	$419	$518	$928	$982

Weighted average shares outstanding	293.6	324.5	296.0	328.7
Additional shares from assumed exercise of stock-based compensation awards	1.8	2.2	1.7	2.1

Weighted average shares and potential shares assumed outstanding for computing diluted earnings per share	295.4	326.7	297.7	330.8

Diluted earnings per share	$1.42	$1.59	$3.12	$2.97

Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations
          Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition of the Corporation as of June 30, 2011 compared with December 31, 2010 and the results of operations for the six months and three months ended June 30, 2011 and 2010. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes contained in this report and the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.
Cautionary Statement Regarding Forward-Looking Information
          Certain statements in this document are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 (PSLRA). These forward-looking statements are made pursuant to the safe harbor provisions of the PSLRA and include statements regarding our loss reserve and reinsurance recoverable estimates; the cost of reinsurance in 2011; the adequacy of the rates at which we renewed and wrote new business; premium volume, competition and other market conditions in 2011; the runoff of our employer healthcare stop loss business; property and casualty investment income during 2011; our receipt of Medicare Part D subsidies; indications of our catastrophe exposure under a newly released version of a catastrophe modeling tool and any actions we or third parties may take in response thereto; the level of currency rate fluctuations for the rest of 2011; the repurchase of common stock under our share repurchase program; our capital position, capital adequacy and funding of liquidity needs; the impact of a downgrade in our credit or financial strength ratings; and the impact on our financial position and results of operations of the new guidance issued by the Financial Accounting Standards Board related to the accounting for costs associated with acquiring or renewing insurance contracts. Forward-looking statements frequently can be identified by words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “predict,” “potential,” “continue,” or other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. These statements are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties, which include, among others, those discussed or identified from time to time in our public filings with the Securities and Exchange Commission and those associated with:
•	global political conditions and the occurrence of terrorist attacks, including any nuclear, biological, chemical or radiological events;

•	the effects of the outbreak or escalation of war or hostilities;

•	premium pricing and profitability or growth estimates overall or by lines of business or geographic area, and related expectations with respect to the timing and terms of any required regulatory approvals;

•	adverse changes in loss cost trends;

•	our ability to retain existing business and attract new business;

•	our expectations with respect to cash flow and investment income and with respect to other income;

•	the adequacy of our loss reserves, including:
—	our expectations relating to reinsurance recoverables;

—	the willingness of parties, including us, to settle disputes;

—	developments in judicial decisions or regulatory or legislative actions relating to coverage and liability, in particular, for asbestos, toxic waste and other mass tort claims;

—	development of new theories of liability;

—	our estimates relating to ultimate asbestos liabilities;

—	the impact from the bankruptcy protection sought by various asbestos producers and other related businesses; and

—	the effects of proposed asbestos liability legislation, including the impact of claims patterns arising from the possibility of legislation and those that may arise if legislation is not passed;
•	the availability and cost of reinsurance coverage;

•	the occurrence of significant weather-related or other natural or human-made disasters, particularly in locations where we have concentrations of risk or changes to our estimates (or the assessments of rating agencies and other third parties) of our potential exposure to such events;

•	the impact of economic factors on companies on whose behalf we have issued surety bonds, and in particular, on those companies that file for bankruptcy or otherwise experience deterioration in creditworthiness;

•	the effects of disclosures by, and investigations of, companies relating to possible accounting irregularities, practices in the financial services industry, investment losses or other corporate governance issues, including:
—	claims and litigation arising out of stock option “backdating,” “spring loading” and other equity grant practices by public companies;

—	the effects on the capital markets and the markets for directors and officers and errors and omissions insurance;

—	claims and litigation arising out of actual or alleged accounting or other corporate malfeasance by other companies;

—	claims and litigation arising out of practices in the financial services industry;

—	claims and litigation relating to uncertainty in the credit and broader financial markets; and

—	legislative or regulatory proposals or changes;
•	the effects of changes in market practices in the U.S. property and casualty insurance industry arising from any legal or regulatory proceedings, related settlements and industry reform, including changes that have been announced and changes that may occur in the future;

•	the impact of legislative, regulatory and similar developments on our business, including those relating to terrorism, catastrophes, the financial markets, solvency standards, capital requirements and accounting guidance;

•	any downgrade in our claims-paying, financial strength or other credit ratings;

•	the ability of our subsidiaries to pay us dividends;

•	general political, economic and market conditions, whether globally or in the markets in which we operate and/or invest, including:
—	changes in credit ratings, interest rates, market credit spreads and the performance of the financial markets;

—	currency fluctuations;

—	the effects of inflation;

—	changes in domestic and foreign laws, regulations and taxes;

—	changes in competition and pricing environments;

—	regional or general changes in asset valuations;

—	the inability to reinsure certain risks economically; and

—	changes in the litigation environment; and
•	our ability to implement management’s strategic plans and initiatives.
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
•	Net income was $928 million in the first six months of 2011 and $419 million in the second quarter compared with $982 million and $518 million, respectively, in the same periods of 2010. The decrease in net income in the first six months and the second quarter of 2011 was due to lower operating income compared with the same periods in 2010. We define operating income as net income excluding realized investment gains and losses after tax.

•	Operating income was $779 million in the first six months of 2011 and $374 million in the second quarter compared with $841 million and $460 million, respectively, in the same periods of 2010. The lower operating income in the 2011 periods was due to lower underwriting income in our property and casualty business. Property and casualty investment income increased slightly in the first six months and second quarter of 2011 compared with the same periods in 2010. Management uses operating income, a non-GAAP financial measure, among other measures, to evaluate its performance because the realization of investment gains and losses in any period could be discretionary as to timing and can fluctuate significantly, which could distort the analysis of operating trends.

•	Underwriting results were profitable in the first six months and second quarter of both 2011 and 2010. Our combined loss and expense ratio was 94.3% in the first six months of 2011 and 94.9% in the second quarter compared with 92.0% and 90.4% in the respective periods of 2010. The less profitable results in the first six months of 2011 were due to a higher impact from catastrophes as well as a higher current accident year loss ratio excluding catastrophes, due partly to a higher impact from non-catastrophe related property losses. Underwriting results in the second quarter of 2011 were less profitable than in the second quarter of 2010 primarily due to a substantially higher impact from catastrophes. The impact of catastrophes accounted for 10.4 percentage points of the combined ratio in the first six months of 2011 and 11.3 percentage points in the second quarter, compared with 9.6 and 6.9 percentage points, respectively, in the same periods of 2010.

•	During the first six months and second quarter of 2011, we estimate that we experienced overall favorable development of about $425 million and $205 million, respectively, on loss reserves established as of the previous year end. In both periods, the most significant amounts of favorable development occurred in the commercial liability and professional liability classes. In the first six months and second quarter of 2010, we estimate that we experienced overall favorable development of about $400 million and $180 million, respectively, due primarily to favorable loss experience in the professional liability, commercial liability and personal insurance classes.

•	Total net premiums written increased by 5% in the first six months of 2011 and 6% in the second quarter compared with the same periods in 2010. Premium growth occurred both in the United States as well as outside the U.S. Net premiums written in the United States increased by 2% in the first six months of 2011 and 3% in the second quarter. Net premiums written outside the U.S. increased by 12% in the first six months and 14% in the second quarter. Premium growth outside the United States was also strong in the first six months and second quarter of 2011 when measured in local currencies. The growth in net premiums written in the U.S. in the first six months and second quarter of 2011, while benefiting from positive pricing trends in the standard commercial market, continued to reflect our emphasis on underwriting discipline in a market environment that remains competitive.

•	Property and casualty investment income after tax increased by 1% in the first six months of 2011 and 2% in the second quarter compared with the same periods in 2010, in what continued to be a low yield investment environment. Approximately half of the increase in the second quarter was attributable to the effect of currency fluctuation on income from our investments denominated in currencies other than the U.S. dollar. Management uses property and casualty investment income after tax, a non-GAAP financial measure, to evaluate its investment performance because it reflects the impact of any change in the proportion of the investment portfolio invested in tax exempt securities and is therefore more meaningful for analysis purposes than investment income before income tax.

•	Net realized investment gains before tax were $229 million ($149 million after tax) in the first six months of 2011 and $69 million ($45 million after tax) in the second quarter compared with $217 million ($141 million after tax) and $90 million ($58 million after tax) in the comparable periods of 2010. The net realized gains in the first six months and second quarter of both years were primarily related to investments in limited partnerships, which generally are reported on a quarter lag.
          A summary of our consolidated net income is as follows:

	Six Months		Second Quarter
	2011	2010	2011	2010
		(in millions)
Property and casualty insurance	$1,128	$1,236	$540	$652
Corporate and other	(126)	(103)	(63)	(40)

Consolidated operating income before income tax	1,002	1,133	477	612
Federal and foreign income tax	223	292	103	152

Consolidated operating income	779	841	374	460
Realized investment gains after income tax	149	141	45	58

Consolidated net income	$928	$982	$419	$518

Property and Casualty Insurance
          A summary of the results of operations of our property and casualty insurance business is as follows:

	Periods Ended June 30
	Six Months		Second Quarter
	2011	2010	2011	2010
		(in millions)
Underwriting
Net premiums written	$5,914	$5,651	$3,055	$2,886
Increase in unearned premiums	(147)	(70)	(142)	(87)

Premiums earned	5,767	5,581	2,913	2,799

Losses and loss expenses	3,612	3,390	1,847	1,660
Operating costs and expenses	1,859	1,751	955	889
Increase in deferred policy acquisition costs	(57)	(43)	(32)	(21)
Dividends to policyholders	16	16	8	8

Underwriting income	337	467	135	263

Investments
Investment income before expenses	796	789	405	393
Investment expenses	21	17	11	8

Investment income	775	772	394	385

Other income (charges)	16	(3)	11	4

Property and casualty income before tax	$1,128	$1,236	$540	$652

Property and casualty investment income after tax	$628	$624	$318	$311

          Property and casualty income before tax was lower in the first six months and second quarter of 2011 compared to the same periods in 2010. The lower income in the 2011 periods was due to a decrease in underwriting income, which was primarily the result of a higher impact of catastrophes. The decrease in underwriting income in the first six months of 2011 compared to the same period in 2010 was also attributable to a higher current accident year loss ratio excluding catastrophes, due partly to a higher impact from non-catastrophe related property losses.
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
     Net Premiums Written
          Net premiums written were $5.9 billion in the first six months of 2011 and $3.1 billion in the second quarter, compared with $5.7 billion and $2.9 billion, respectively, in the same periods of 2010.
          Net premiums written by business unit were as follows:

	Six Months Ended June 30			Quarter Ended June 30
	2011	2010	% Incr.	2011	2010	% Incr.
	(in millions)			(in millions)
Personal insurance	$1,957	$1,882	4%	$1,063	$1,008	5%
Commercial insurance	2,636	2,452	8	1,310	1,209	8
Specialty insurance	1,319	1,312	1	680	666	2

Total insurance	5,912	5,646	5	3,053	2,883	6
Reinsurance assumed	2	5	*	2	3	*

Total	$5,914	$5,651	5	$3,055	$2,886	6

*	The change in net premiums written is not presented since the business is in runoff.
          Net premiums written increased by 5% in the first six months of 2011 and 6% in the second quarter compared with the same periods in 2010. Premiums in the United States, which represented 72% of our premiums written in the first six months of 2011, increased by 2% in the first six months and 3% in the second quarter. Net premiums written outside the United States, expressed in U.S. dollars, increased by 12% in the first six months and 14% in the second quarter. The increase in net premiums written outside the United States was partly due to the impact of the weaker U.S. dollar relative to several currencies in which we wrote business in the first six months and second quarter of 2011 compared to the same periods in 2010. However, net premiums written outside the United States grew significantly in both periods when measured in local currencies.
          Premium growth in the United States continued to be affected in the first six months and second quarter of 2011 by the slow rate of recovery in the economy and a highly competitive marketplace, although there were some indications of improvements in pricing in the second quarter, primarily in the commercial classes. We have continued our emphasis on underwriting discipline in these competitive market conditions. Overall, renewal rates in the first six months of 2011 in the U.S. were up slightly in commercial lines and down modestly in the professional liability business in comparison to expiring rates. The amounts of coverage purchased or the insured exposure amounts, both of which are bases upon which we calculate the premiums we charge, were generally flat, although exposure amounts were up in select lines of business. We continued to retain a high percentage of our existing customers, and to renew those accounts at what we believe are acceptable rates relative to the risks. The overall level of new business was slightly higher in the first six months of 2011 compared with the same periods in 2010.

          The highly competitive market is likely to continue throughout the remainder of 2011. We expect our net written premiums for the year 2011 will increase at a rate similar to the rate in the first half of the year, including a slight positive impact from currency fluctuation, assuming average foreign currency to U.S. dollar exchange rates for the remainder of the year remain similar to June 30, 2011 levels.
   Reinsurance Ceded
          Our premiums written are net of amounts ceded to reinsurers who assume a portion of the risk under the insurance policies we write that are subject to reinsurance.
          The most significant component of our ceded reinsurance program is property reinsurance. We purchase two types of property reinsurance: catastrophe and property per risk.
          For property risks in the United States and Canada, we purchase catastrophe reinsurance in two forms. We purchase traditional catastrophe reinsurance, including our primary treaty which we refer to as our North American catastrophe treaty, as well as supplemental catastrophe reinsurance that provides additional coverage for our northeast United States exposures. We have also arranged for the purchase of multi–year, collateralized reinsurance funded through the issuance of collateralized risk linked securities, known as catastrophe bonds. We also purchase traditional catastrophe reinsurance for events outside the United States.
          We renewed our major traditional property catastrophe treaties and our commercial property per risk treaty in April 2011, with only modest changes in coverage. In the first quarter of 2011, we arranged for the purchase of reinsurance through the issuance of catastrophe bonds to replace two catastrophe bond coverages that expired in March and April 2011. In June 2011, we purchased supplemental catastrophe reinsurance for exposures in the northeast United States. In June 2011, we also purchased additional catastrophe coverage for our exposures in Australia and Canada.
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

          For catastrophic events in the northeastern United States, the combination of the North American catastrophe treaty, the supplemental catastrophe reinsurance and the $475 million catastrophe bond coverage provides additional coverage of approximately 64% of losses (net of recoveries from other available reinsurance) between $1.65 billion and $3.55 billion.
          For hurricane events in Florida, we have reinsurance from the Florida Hurricane Catastrophe Fund (FHCF), which is a state-mandated fund designed to reimburse insurers for a portion of their residential catastrophic hurricane losses. Our participation in this mandatory program limits our initial retention in Florida for homeowners-related losses to approximately $170 million and provides coverage of 90% of covered losses between approximately $170 million and $610 million. Additionally, the $150 million catastrophe bond coverage provides coverage of approximately 60% of Florida homeowners-related hurricane losses between $750 million and $1.0 billion.
          Our primary property catastrophe treaty for events outside the United States provides coverage of approximately 75% of losses (net of recoveries from other available reinsurance) between $100 million and $350 million. For catastrophic events in Australia and Canada, the additional reinsurance purchased in June 2011 provides coverage of 80% of losses between $350 million and $475 million.
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
          Overall, reinsurance rates for property risks have remained consistent with those in 2010. We expect that the overall cost of our property reinsurance program in 2011 will be similar to that in 2010.

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
          Underwriting results were profitable in the first six months and second quarter of 2011 and 2010, but more so in the 2010 periods. The combined loss and expense ratio for our overall property and casualty business was as follows:

	Periods Ended June 30
	Six Months		Second Quarter
	2011	2010	2011	2010
Loss ratio	62.8%	60.9%	63.6%	59.5%
Expense ratio	31.5	31.1	31.3	30.9

Combined ratio	94.3%	92.0%	94.9%	90.4%

          The loss ratio was higher in the first six months and second quarter of 2011 compared with the same periods in 2010. The increase in the loss ratio in the 2011 periods was due to a higher impact from catastrophe losses as well as a higher current accident year loss ratio excluding catastrophes, offset in part by a higher amount of favorable prior year loss development. The loss ratio in all periods reflected favorable prior accident year loss experience which we believe resulted from our disciplined underwriting in recent years as well as relatively moderate loss trends in several classes of business.
          The impact of catastrophes in the first six months of 2011 was $599 million, which represented 10.4 percentage points of the combined loss and expense ratio. This compares with an impact of catastrophes in the first six months of 2010 of $537 million, including incurred losses of $528 million and reinsurance reinstatement premium costs of $9 million, which collectively represented 9.6 percentage points of the combined loss and expense ratio. The $9 million reinstatement premium reinstated coverage under property catastrophe treaties for events outside the United States, including parts of Latin America, following an earthquake in Chile in the first quarter of 2010. The impact of catastrophes in the second quarter of 2011 was $329 million, which represented 11.3 percentage points of the combined loss and expense ratio. This compares with an impact of catastrophes of $193 million in the second quarter of 2010, reflecting incurred losses of $197 million and a reduction in reinsurance reinstatement premium costs of $4 million, which collectively represented 6.9 percentage points of the combined loss and expense ratio. A significant portion of the catastrophe losses in the first six months of 2011 related to tornadoes and other storms in the United States, primarily in the second quarter, and flooding in Australia and earthquakes in New Zealand and Japan in the first quarter. A significant portion of the catastrophe losses in the first six months of 2010 related to numerous storms in the United States, including a severe hail storm in Oklahoma in the second quarter and an earthquake in Chile in the first quarter.
          The expense ratio was higher in the first six months and second quarter of 2011 compared with the same periods in 2010. The increase in the 2011 periods was primarily due to an increase in commission rates on business written outside the United States, offset in part by overhead expenses increasing at a lesser rate than the rate of growth of premiums written.
     Review of Underwriting Results by Business Unit
     Personal Insurance
          Net premiums written from personal insurance, which represented 33% of our premiums written in the first six months of 2011, increased by 4% in the first six months of 2011 and 5% in the second quarter compared with the same periods in 2010. The increase was primarily due to growth in business written outside the United States, including a modest benefit from the effect of currency fluctuation. Net premiums written for the classes of business within the personal insurance segment were as follows:

	Six Months Ended June 30		% Incr.	Quarter Ended June 30
	2011	2010	(Decr.)	2011	2010	% Incr.
	(in millions)			(in millions)
Automobile	$343	$314	9%	$181	$168	8%
Homeowners	1,214	1,164	4	681	647	5
Other	400	404	(1)	201	193	4

Total personal	$1,957	$1,882	4	$1,063	$1,008	5

          Personal automobile premiums increased significantly in the first six months and second quarter of 2011, driven by growth outside the United States, due primarily to new business. Premiums for automobile business written in the United States increased slightly in both periods, but growth continued to be constrained by the highly competitive marketplace. Premium growth in our homeowners business occurred both inside and outside the United States, due primarily to new business, and to a lesser extent, increases in coverage on existing policies reflecting improving economic conditions. Premiums from our other personal business, which includes accident and health, excess liability and yacht coverages, decreased slightly in the first six months of 2011 and increased modestly in the second quarter compared with the same periods in 2010. Premium growth in 2011 was adversely affected by our decision to exit and runoff the employer healthcare stop loss component of our U.S. accident and health business. The runoff of this business will negatively impact premium growth for our other personal business for the remainder of this year. Other personal premiums increased significantly outside the U.S. in both periods, primarily in our accident and health business.
          Our personal insurance business produced profitable underwriting results in the first six months and second quarter of 2011 and 2010. Results in all periods reflected a significant impact of homeowners catastrophe losses. The combined loss and expense ratios for the classes of business within the personal insurance segment were as follows:

	Periods Ended June 30
	Six Months		Second Quarter
	2011	2010	2011	2010
Automobile	92.4%	90.8%	92.0%	90.2%
Homeowners	96.1	103.8	97.7	94.5
Other	95.4	88.9	98.6	90.5
Total personal	95.3	98.6	96.9	92.9
          Our personal automobile business produced profitable results in the first six months and second quarter of 2011 and 2010. Results in all periods, but more so in the 2010 periods, benefited from favorable prior year loss development.
          Homeowners results were profitable in the first six months of 2011 compared with unprofitable results in the same period of 2010. Results were profitable in the second quarter of both years, but more so in 2010. Results in all periods were adversely affected by high catastrophe losses. Catastrophe losses represented 17.4 and 22.5 percentage points of the combined ratio for this class in the first six months and second quarter of 2011, respectively, compared with 27.7 and 20.3 percentage points, respectively, in the same periods in 2010.
          Other personal results were profitable in the first six months and second quarter of 2011 compared with highly profitable results in the same periods of 2010. The less profitable results in the 2011 periods were primarily due to reduced profitability in the accident and health and excess liability components of our other personal business. Our accident and health business produced unprofitable results in the first six months and second quarter of 2011 compared with profitable results in the same periods of 2010. Results were unprofitable in the 2011 periods due, in part, to higher expenses and an increased frequency of large losses outside the United States. Our excess liability business produced highly profitable results in the first six months and second quarter of both 2011 and 2010, but more so in the 2010 periods due to higher amounts of favorable prior year loss development. Our yacht business produced highly profitable results in the first six months of 2011 and profitable results in the second quarter compared with highly profitable results in the same periods of 2010.

     Commercial Insurance
          Net premiums written from commercial insurance, which represented 45% of our premiums written in the first six months of 2011, increased by 8% in the first six months and second quarter of 2011 compared with the same periods a year ago. Net premiums written for the classes of business within the commercial insurance segment were as follows:

	Six Months Ended June 30			Quarter Ended June 30
	2011	2010	% Incr.	2011	2010	% Incr.
	(in millions)			(in millions)
Multiple peril	$562	$540	4%	$295	$286	3%
Casualty	855	812	5	419	398	5
Workers’ compensation	463	409	13	220	187	18
Property and marine	756	691	9	376	338	11

Total commercial	$2,636	$2,452	8	$1,310	$1,209	8

          Premium growth occurred in all classes of our commercial insurance business in the first six months and second quarter of 2011 compared with the same periods in 2010. This premium growth reflected signs of improving economic conditions and better pricing, in a market that continued to be highly competitive. A portion of the overall growth in our commercial insurance business was attributable to improvement in the retention levels of our existing customers in the first six months of 2011 compared to the first six months of 2010. There was also improvement in the overall rate environment, particularly in the second quarter of 2011, where rates in the United States for many classes of our commercial business increased slightly over those from the same period in 2010. In the first six months of 2011, the average renewal exposure change was flat overall and was positive in some classes of business, including workers’ compensation and multiple peril, an improvement over the renewal exposure changes in 2010. The amount of new business was up in the first six months and second quarter compared with the comparable periods in 2010. We have continued to maintain our underwriting discipline in the competitive market, renewing business and writing new business where we believe we are securing acceptable rates and appropriate terms and conditions for the exposures. We expect the competitive conditions in the market will continue for the remainder of this year.
          Our commercial insurance business produced modestly unprofitable underwriting results in the first six months and second quarter of 2011 compared with profitable results in the same periods of 2010. The combined loss and expense ratios for the classes of business within the commercial insurance segment were as follows:

	Periods Ended June 30
	Six Months		Second Quarter
	2011	2010	2011	2010
Multiple peril	114.1%	103.6%	122.2%	95.2%
Casualty	83.7	89.7	84.0	91.0
Workers’ compensation	91.8	90.8	93.9	91.5
Property and marine	119.1	90.8	113.2	93.9
Total commercial	101.6	93.4	102.5	92.9

          Results for our commercial insurance business were unprofitable in the first six months and second quarter of 2011 compared to profitable results in the same periods in 2010 due primarily to the higher impact of catastrophes, and to a lesser extent, a higher current accident year loss ratio excluding catastrophes, offset in part by a higher amount of favorable prior year loss development. The impact of catastrophes represented 15.7 percentage points of the combined ratio for the commercial insurance segment in the first six months of 2011 and 15.2 percentage points in the second quarter compared with 8.5 and 5.6 percentage points, respectively, in the comparable periods in 2010. Results in all periods benefited from disciplined risk selection and appropriate policy terms and conditions in recent years.
          Multiple peril results were highly unprofitable in the first six months of 2011 compared with modestly unprofitable results in the same period of 2010. Results in the second quarter of 2011 were also highly unprofitable compared with profitable results in the same period of 2010. Results in both years, but more so in 2011, were adversely impacted by catastrophe losses. The impact of catastrophes was 27.2 percentage points of the combined ratio for this class in the first six months of 2011 and 37.2 percentage points in the second quarter compared with 21.8 and 10.7 percentage points, respectively, in the same periods of 2010. Results for the property component of this business were highly unprofitable in the first six months of 2011 compared with unprofitable results in the same period of 2010. Results in the second quarter of 2011 for this component were also highly unprofitable compared with profitable results in the same period of 2010. Results in the 2011 periods for this component were worse than in the 2010 periods primarily due to the higher impact of catastrophes. The 2010 periods also benefited from significant favorable prior year loss development while prior year loss development was not significant in the first six months and the second quarter of 2011. The loss ratio for the property component for the current accident year excluding catastrophes was also higher in the first six months of 2011 than in the same period of 2010. The liability component of this business produced profitable results in the first six months of 2011 compared to near breakeven results in the same period of 2010. Results for this component were also profitable in the second quarter of 2011 compared with unprofitable results in the same period of 2010. The improved results in the 2011 periods were due to higher amounts of favorable prior year loss development, offset in part by slight deterioration in the current accident year loss experience.
          Results for our casualty business were highly profitable in the first six months and second quarter of both 2011 and 2010. Results in the 2011 periods were more profitable driven in large part by the results for the excess liability component of this business, which were highly profitable in the first six months and second quarter of both years, but more so in 2011 periods. Results for the excess liability component in the first six months and second quarter of 2011 benefited from an increase in the amount of favorable prior year loss development compared with the same periods in 2010. Results for the primary liability component were profitable in the first six months and second quarter of both years. The automobile component of this business produced highly profitable results in the first six months and second quarter of 2011 compared with the near breakeven results in the same periods of 2010. Casualty results were adversely affected by incurred losses related to asbestos and toxic waste claims in the first six months and second quarter of both years. These losses represented 3.7 and 1.3 percentage points of the combined ratio for the casualty business in the first six months of 2011 and 2010, respectively, and 3.7 and 0.8 percentage points in the second quarter of 2011 and 2010, respectively.

          Workers’ compensation results were profitable in the first six months and second quarter of both 2011 and 2010. Results in both years benefited from our disciplined risk selection during the past several years.
          Property and marine results were highly unprofitable in the first six months and second quarter of 2011 compared with profitable results in the same periods of 2010, mainly due to higher catastrophe losses. Catastrophe losses represented 33.7 percentage points of the combined ratio for this class in the first six months of 2011 and 24.0 percentage points in the second quarter compared with 10.4 and 9.1 percentage points, respectively, in the same periods of 2010.
     Specialty Insurance
          Net premiums written from specialty insurance, which represented 22% of our premiums written in the first six months of 2011, increased by 1% in the first six months of 2011 and 2% in the second quarter compared with the same periods in 2010. Net premiums written for the classes of business within the specialty insurance segment were as follows:

	Six Months Ended June 30		% Incr.	Quarter Ended June 30
	2011	2010	(Decr.)	2011	2010	% Incr.
	(in millions)			(in millions)
Professional liability	$1,146	$1,153	(1)%	$595	$583	2%
Surety	173	159	9	85	83	2

Total specialty	$1,319	$1,312	1	$680	$666	2

          Premium growth in our professional liability business remained constrained by the highly competitive marketplace. Renewal rates overall for our professional liability business in the U.S. decreased modestly in the first six months and second quarter of 2011 compared with those in the same periods of 2010. Rates decreased on average in all classes of business, with the most significant decreases in the directors and officers liability class. Retention levels were higher in the first six months and second quarter of 2011 compared with those in the same periods of 2010, while new business volume was similar in the 2011 and 2010 periods. We have continued our focus on underwriting discipline, obtaining what we believe are acceptable rates and appropriate terms and conditions on both new business and renewals.
          Net premiums written for our surety business increased significantly in the first six months of 2011 compared with the same period in 2010, driven by strong growth in the first quarter. Premium growth for this business, which occurred both inside and outside the United States, was primarily attributable to new surety bonds being written for existing customers on contracts awarded to them during the first quarter of 2011. The timing of such contract awards can vary. Because of this, as well as the continuing challenges presented by the competitive market and the lingering effects on the construction business of the weak economic conditions during the last few years, net premiums written for our surety business increased only modestly in the second quarter of 2011 compared to the same period in 2010.

          Our specialty insurance business produced highly profitable underwriting results in the first six months and second quarter of 2011 and 2010. The combined loss and expense ratios for the classes of business within the specialty insurance segment were as follows:

	Periods Ended June 30
	Six Months		Second Quarter
	2011	2010	2011	2010
Professional liability	85.6%	86.7%	84.6%	87.2%
Surety	47.5	43.9	44.5	47.7
Total specialty	81.2	81.7	80.0	82.5
          Our professional liability business produced highly profitable results in the first six months and second quarter of 2011 and 2010. Results in the directors and officers liability, fiduciary liability and fidelity classes were highly profitable in the first six months and second quarter of both 2011 and 2010. The directors and officers liability and fiduciary liability classes both benefited from favorable prior year loss development in all periods. Results in the errors and omissions liability class were highly unprofitable in all periods and included unfavorable prior year loss development. The overall results for our professional liability business in the first six months and second quarter of both years reflected similar amounts of favorable prior year loss development. The favorable prior year loss development in both years was driven mainly by continued positive loss experience related to accident years 2007 and prior.
          Surety results were highly profitable in the first six months and second quarter of both 2011 and 2010. Surety business tends to be characterized by losses that are infrequent but have the potential to be highly severe.
     Reinsurance Assumed
          Net premiums written from our reinsurance assumed business, which is in runoff, were not significant in the first six months and second quarter of 2011 and 2010.
          Reinsurance assumed results were profitable in the first six months and second quarter of 2011 and 2010. Results in the first six months of both years benefited from favorable prior year loss development.
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
          A new version of a third-party catastrophe modeling tool that we and others in the insurance industry utilize for estimating potential losses from natural catastrophes was released during the first quarter of 2011. We have performed an initial analysis of the model to determine its impact on our book of business. Overall, the model is indicating higher risk estimates for our exposure to hurricanes in the United States, but the impact of the new model on our book of business varies significantly among the regions that we model for hurricanes. We will continue to analyze the new model and consider its indications along with the indications of other catastrophe models. In a preliminary response to our analysis to date, we purchased additional catastrophe reinsurance for our exposures in the northeast United States in June 2011. We will continue to take underwriting actions and/or purchase additional reinsurance to reduce or mitigate our exposure as we believe is warranted.
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

          Our gross case and incurred but not reported (IBNR) loss reserves and related reinsurance recoverable by class of business were as follows:

					Net
	Gross Loss Reserves			Reinsurance	Loss
June 30, 2011	Case	IBNR	Total	Recoverable	Reserves
			(in millions)
Personal insurance
Automobile	$268	$158	$426	$17	$409
Homeowners	395	396	791	9	782
Other	377	651	1,028	143	885

Total personal	1,040	1,205	2,245	169	2,076

Commercial insurance
Multiple peril	675	1,194	1,869	35	1,834
Casualty	1,372	5,196	6,568	355	6,213
Workers’ compensation	903	1,579	2,482	178	2,304
Property and marine	781	636	1,417	341	1,076

Total commercial	3,731	8,605	12,336	909	11,427

Specialty insurance
Professional liability	1,496	6,317	7,813	422	7,391
Surety	25	50	75	8	67

Total specialty	1,521	6,367	7,888	430	7,458

Total insurance	6,292	16,177	22,469	1,508	20,961

Reinsurance assumed	255	545	800	270	530

Total	$6,547	$16,722	$23,269	$1,778	$21,491

					Net
	Gross Loss Reserves			Reinsurance	Loss
December 31, 2010	Case	IBNR	Total	Recoverable	Reserves
			(in millions)
Personal insurance
Automobile	$257	$155	$412	$17	$395
Homeowners	383	327	710	18	692
Other	359	663	1,022	145	877

Total personal	999	1,145	2,144	180	1,964

Commercial insurance
Multiple peril	607	1,136	1,743	38	1,705
Casualty	1,446	5,058	6,504	363	6,141
Workers’ compensation	897	1,512	2,409	175	2,234
Property and marine	664	487	1,151	332	819

Total commercial	3,614	8,193	11,807	908	10,899

Specialty insurance
Professional liability	1,477	6,329	7,806	418	7,388
Surety	16	50	66	8	58

Total specialty	1,493	6,379	7,872	426	7,446

Total insurance	6,106	15,717	21,823	1,514	20,309

Reinsurance assumed	261	634	895	303	592

Total	$6,367	$16,351	$22,718	$1,817	$20,901

          Loss reserves, net of reinsurance recoverable, increased by $590 million during the first six months of 2011. Loss reserves related to our insurance business increased by $652 million during the first six months of 2011, which included increases of approximately $392 million related to catastrophe losses and approximately $188 million related to the effect of currency fluctuation due to a weaker U.S. dollar at June 30, 2011 compared to December 31, 2010. Loss reserves related to our reinsurance assumed business, which is in runoff, decreased by $62 million.
          The increase in gross case and IBNR reserves related to our homeowners, commercial multiple peril and property and marine classes of business during the first six months of 2011 was due largely to catastrophe losses in the first six months of 2011 that remained unpaid at June 30. A substantial amount of the increase in gross loss reserves related to the effect of currency fluctuation in the first six months of 2011 impacted our casualty and professional liability classes of business, but these classes also experienced a significant amount of favorable prior year development.
          In establishing the loss reserves of our property and casualty subsidiaries, we consider facts currently known and the present state of the law and coverage litigation. Based on all information currently available, we believe that the aggregate loss reserves at June 30, 2011 were adequate to cover claims for losses that had occurred as of that date, including both those known to us and those yet to be reported. However, as discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010, there are significant uncertainties inherent in the loss reserving process. It is therefore possible that management’s estimate of the ultimate liability for losses that had occurred as of June 30, 2011 may change, which could have a material effect on the Corporation’s results of operations and financial condition.
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
          We estimate that we experienced overall favorable prior year development of about $425 million during the first six months of 2011 and $205 million in the second quarter compared with favorable prior year development of about $400 million and $180 million, respectively, in the comparable periods of 2010.
          The favorable development in the first six months of 2011 was primarily in the commercial liability and professional liability classes related mainly to accident years 2007 and prior, and to a lesser extent, in the personal insurance classes. The favorable development in the first six months of 2010 occurred primarily in the professional liability classes due to continued favorable loss trends related primarily to accident years 2006 and prior and particularly outside the United States, in the commercial liability classes related mainly to accident years 2007 and prior, and in the personal insurance classes.

     Investment Results
          Property and casualty investment income before taxes increased slightly in the first six months of 2011 compared with the same period in 2010. The increase was attributable to the positive impact of foreign currency fluctuation on income from our investments denominated in currencies other than the U.S. dollar and growth in average invested assets. These positive impacts were mostly offset by the effect of lower average yields on our investment portfolio. The average invested assets of the property and casualty subsidiaries were modestly higher during the first six months of 2011 compared with the same period of 2010, but growth was limited as a result of the dividend distributions made by the property and casualty subsidiaries to Chubb during 2010 and the first quarter of 2011. The average yield of our investment portfolio decreased for the first six months of 2011 compared to the same period of 2010 due to the continuing impact of lower reinvestment yields on fixed maturity securities that matured, were redeemed by the issuer or were sold since the second quarter of 2010. Investment income before taxes increased slightly in the second quarter of 2011 compared to the second quarter of 2010. The increase was largely due to the favorable impact of foreign currency fluctuation on income from our investments denominated in currencies other than the U.S. dollar.
          The effective tax rate on investment income was 19.0% in the first six months of 2011 compared with 19.2% in the same period of 2010. The effective tax rate on investment income fluctuates as the proportion of tax exempt investment income relative to total investment income changes from period to period.
          On an after-tax basis, property and casualty investment income increased by 1% in the first six months of 2011 and increased by 2% in the second quarter of 2011 compared with the same periods in 2010. The after-tax annualized yield on the investment portfolio that supports our property and casualty insurance business was 3.22% and 3.26% in the first six months of 2011 and 2010, respectively.
          If investment yields and average foreign currency to the U.S. dollar exchange rates remain about the same as June 30, 2011 levels, property and casualty investment income after taxes for the year 2011 is expected to be similar to investment income for the year 2010.
     Other Income and Charges
          Other income and charges, which includes miscellaneous income and expenses of the property and casualty subsidiaries, was income of $16 million in the first six months of 2011 compared with a loss of $3 million in the same period of 2010. The income in the first six months of 2011 primarily included income from several small property and casualty insurance companies in which we have an interest.
Corporate and Other
          Corporate and other comprises investment income earned on corporate invested assets, interest expense and other expenses not allocated to our operating subsidiaries and the results of our non-insurance subsidiaries.

          Corporate and other produced a loss before taxes of $126 million in the first six months of 2011 compared to a loss of $103 million for the same period of 2010. The lower loss in the first six months of 2010 was due to higher investment income, which was largely due to a $20 million special dividend received during the second quarter of 2010 on an equity investment.
Realized Investment Gains and Losses
          Net realized investment gains and losses were as follows:

		Periods Ended June 30
	Six Months		Second Quarter
	2011	2010	2011	2010
		(in millions)
Net realized gains
Fixed maturities	$8	$46	$6	$13
Equity securities	28	11	9	2
Other invested assets	209	169	68	83

	245	226	83	98

Other-than-temporary impairment losses
Fixed maturities	—	(3)	—	(2)
Equity securities	(16)	(6)	(14)	(6)

	(16)	(9)	(14)	(8)

Realized investment gains before tax	$229	$217	$69	$90

Realized investment gains after tax	$149	$141	$45	$58

          The net realized gains of our other invested assets represent primarily the aggregate of realized gains distributions to us from the limited partnerships in which we have an interest and changes in our equity in the net assets of those partnerships based on valuations provided to us by the manager of each partnership. Due to the timing of our receipt of valuation data from the investment managers, these investments are generally reported on a one quarter lag.
          The net realized gains of the limited partnerships reported in the first six months of 2011 reflected the strong performance of the equity and high yield investment markets in the first quarter of 2011 and the fourth quarter of 2010. The net realized gains of the limited partnerships reported in the first six months of 2010 reflected the strong performance of the equity and high yield investment markets in the first quarter of 2010 and the fourth quarter of 2009.
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
     Capital Resources
          Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. At June 30, 2011, the Corporation had shareholders’ equity of $15.8 billion and total debt of $4.0 billion.

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
          In December 2010, the Board of Directors authorized the repurchase of up to 30,000,000 shares of Chubb’s common stock. The authorization has no expiration date. During the first six months of 2011, we repurchased 13,589,843 shares of Chubb’s common stock in open market transactions at a cost of $842 million. As of June 30, 2011, 14,902,453 shares remained under the share repurchase authorization. We expect to repurchase all of the shares remaining under the authorization by the end of January 2012, subject to market conditions.
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

          Our property and casualty operations provide liquidity in that insurance premiums are generally received months or even years before losses are paid under the policies purchased by such premiums. Cash receipts from operations, consisting of insurance premiums and investment income, provide funds to pay losses, operating expenses and dividends to Chubb. After satisfying our cash requirements, excess cash flows are used to build the investment portfolio, with the expectation of generating increased future investment income.
          For the first six months of 2011 and 2010, substantial cash from operations was generated by the strong underwriting and investment results of our property and casualty subsidiaries. A significant portion of this cash was used by the property and casualty subsidiaries for financing activities (primarily the payment of dividends to Chubb). New cash available for investment by our property and casualty subsidiaries was approximately $140 million and $60 million in the first six months of 2011 and 2010, respectively. The property and casualty subsidiaries paid $800 million of dividends to Chubb in the first six months of 2011 compared with $1.0 billion of dividends paid in the comparable period of 2010. The cash provided by operating activities of the property and casualty subsidiaries was modestly lower in the first six months of 2011 compared with the same period in 2010 due in part to higher income tax payments, and to a lesser extent, higher loss payments, partially offset by higher premium collections.
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
          During the first six months of 2011, the property and casualty subsidiaries paid aggregate dividends of $800 million to Chubb. Included in these dividends was a $600 million dividend paid in the first quarter of 2011 that was deemed to be extraordinary under applicable insurance regulations due to the limitation on the amount of dividends that may be paid within twelve consecutive months. As a result, regulatory approval was required and obtained for the payment of this dividend. As of June 30, 2011, the maximum dividend distribution that may be made by the property and casualty subsidiaries to Chubb for the remainder of 2011 without prior regulatory approval is approximately $1.2 billion. Regulatory approval could be required for the payment of additional dividends by the subsidiaries during the remainder of the year, depending on the timing and amount.
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
          Our objective is to achieve the appropriate mix of taxable and tax exempt securities in our portfolio to balance both investment and tax strategies. At June 30, 2011, 68% of our fixed maturity portfolio that supports our U.S. operations was invested in highly rated tax exempt securities. While about 35% of our tax exempt securities are insured, the effect of insurance on the average credit rating of these securities is insignificant. The insured tax exempt securities in our portfolio have been selected based on the quality of the underlying credit and not the value of the credit insurance enhancement.
          At June 30, 2011, 17% of our taxable fixed maturity portfolio was invested in highly rated mortgage-backed securities. About 40% of these securities are residential mortgage-backed securities, consisting of government agency pass-through securities guaranteed by a government agency or a government sponsored enterprise (GSE), GSE collateralized mortgage obligations (CMOs) and other CMOs, all backed by single family home mortgages. The majority of the CMOs are actively traded in liquid markets. The balance of the mortgage-backed securities are call protected, commercial mortgage-backed securities (CMBS). About 95% of our CMBS are senior securities with the highest level of subordination. The remainder of our CMBS are seasoned securities that were issued in 2004 or earlier.
          The net unrealized appreciation before tax of our fixed maturities and equity securities carried at fair value was $2.1 billion at June 30, 2011 compared with net unrealized appreciation before tax of $1.7 billion at December 31, 2010. Such unrealized appreciation is reflected in accumulated other comprehensive income, net of applicable deferred income tax.

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

Level 3 — Inputs that are unobservable.
          The methods and assumptions used to estimate the fair values of financial instruments are as follows:
          Fair values for fixed maturities are determined by management, utilizing prices obtained from an independent, nationally recognized pricing service or, in the case of securities for which prices are not provided by a pricing service, from independent brokers. For fixed maturities that have quoted prices in active markets, market quotations are provided. For fixed maturities that do not trade on a daily basis, the pricing service and brokers provide fair value estimates using a variety of inputs including, but not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, reference data, prepayment rates and measures of volatility. Management reviews on an ongoing basis the reasonableness of the methodologies used by the relevant pricing service and brokers. In addition, management, using the prices received for the securities from the pricing service and brokers, determines the aggregate portfolio price performance and reviews it against applicable indices. If management believes that significant discrepancies exist, it will discuss these with the relevant pricing service or broker to resolve the discrepancies.
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
          At June 30, 2011 and December 31, 2010, we held an insignificant amount of financial instruments in our investment portfolio for which a lack of market liquidity impacted our determination of fair value.
Accounting Pronouncements Not Yet Adopted
          In October 2010, the Financial Accounting Standards Board issued new guidance related to the accounting for costs associated with acquiring or renewing insurance contracts. The guidance identifies those costs relating to the successful acquisition of new or renewal insurance contracts that should be capitalized. This guidance is effective for the Corporation for the year beginning January 1, 2012 and may be applied prospectively or retrospectively. We are continuing to assess the effect that the implementation of the new guidance will have on the Corporation’s financial position and results of operations. The amount of acquisition costs we will defer under the new guidance will be less than the amount deferred under our current accounting practice. If prospective application is elected, net income in the year of adoption would be reduced as the amount of acquisition costs eligible for deferral would be lower. Amortization of the balance of deferred policy acquisition costs as of the date of adoption would continue over the period in which the related premiums are earned. If retrospective application is elected, deferred policy acquisition costs and related deferred taxes would be reduced as of the beginning of the earliest period presented in the financial statements with a corresponding reduction to shareholders’ equity.
Item 4 — Controls and Procedures
          As of June 30, 2011, an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) was performed under the supervision and with the participation of the Corporation’s management, including Chubb’s chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2011.
          During the quarter ended June 30, 2011, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1 – Legal Proceedings
          The information required with respect to Item 1 is included in Note (6) of the unaudited Consolidated Financial Statements contained in this quarterly report, which information is incorporated by reference into this Item 1.
Item 1A – Risk Factors
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
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds
          The following table summarizes Chubb’s stock repurchased each month in the quarter ended June 30, 2011:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number	Average	as Part of	Yet Be Purchased
	of Shares	Price Paid	Publicly Announced	Under the
Period	Purchased(a)	Per Share	Plans or Programs	Plans or Programs(b)
April 2011	178,539	$62.68	178,539	21,750,504

May 2011	4,485,375	65.03	4,485,375	17,265,129

June 2011	2,362,676	64.71	2,362,676	14,902,453

Total	7,026,590	64.86	7,026,590

(a)	The stated amounts exclude 2,089 shares and 328 shares delivered to Chubb during the months of April 2011 and May 2011, respectively, by employees of the Corporation to cover option exercise prices in connection with the Corporation’s stock-based compensation plans.

(b)	On December 9, 2010, the Board of Directors authorized the repurchase of up to 30,000,000 shares of common stock. The authorization has no expiration date.

Item 6 — Exhibits

Exhibit
Number		Description
	-	Rule 13a-14(a)/15d-14(a) Certifications
31.1		Certification by John D. Finnegan filed herewith.
31.2		Certification by Richard G. Spiro filed herewith.

	-	Section 1350 Certifications
32.1		Certification by John D. Finnegan filed herewith.
32.2		Certification by Richard G. Spiro filed herewith.

	-	Interactive Data File
101.INS* 101.SCH* 101.CAL* 101.LAB* 101.PRE* 101.DEF*	XBRL Instance Document
XBRL Taxonomy Extension Schema Document
XBRL Taxonomy Extension Calculation Linkbase Document
XBRL Taxonomy Extension Label Linkbase Document
XBRL Taxonomy Extension Presentation Linkbase Document
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

Date: August 5, 2011