Form 10-Q
period 2011-09-30
CHUBB CORP
filed 2011-11-07
CIK 20171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
YES ☐ NO ☑
     The number of shares of common stock outstanding as of September 30, 2011 was 278,071,725.

THE CHUBB CORPORATION
INDEX

Page Number
Part I. Financial Information:

Item 1 — Financial Statements:

Consolidated Statements of Income for the Three Months and Nine Months Ended September 30, 2011 and 2010	1

Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	2

Consolidated Statements of Comprehensive Income for the Three Months and Nine Months Ended September 30, 2011 and 2010	3

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010	4

Notes to Consolidated Financial Statements	5

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 4 — Controls and Procedures	46

Part II. Other Information:

Item 1 — Legal Proceedings	47

Item 1A — Risk Factors	47

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 6 — Exhibits	48

Signatures	48
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I. FINANCIAL INFORMATION
Item 1 — Financial Statements
THE CHUBB CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
PERIODS ENDED SEPTEMBER 30

	Third Quarter		Nine Months
	2011	2010	2011	2010
	(in millions)

Revenues
Premiums Earned	$2,932	$2,798	$8,699	$8,379
Investment Income	415	412	1,235	1,248
Other Revenues	2	3	6	10
Realized Investment Gains (Losses), Net
Total Other-Than-Temporary Impairment Losses on Investments	(6)	—	(22)	(6)
Other-Than-Temporary Impairment Losses on Investments Recognized in Other Comprehensive Income	(1)	—	(1)	(3)
Other Realized Investment Gains, Net	78	54	323	280

Total Realized Investment Gains, Net	71	54	300	271

Total Revenues	3,420	3,267	10,240	9,908

Losses and Expenses
Losses and Loss Expenses	2,054	1,522	5,666	4,912
Amortization of Deferred Policy Acquisition Costs	817	774	2,408	2,279
Other Insurance Operating Costs and Expenses	100	105	311	327
Investment Expenses	8	9	31	27
Other Expenses	2	3	7	11
Corporate Expenses	73	70	220	218

Total Losses and Expenses	3,054	2,483	8,643	7,774

Income Before Federal and Foreign Income Tax	366	784	1,597	2,134
Federal and Foreign Income Tax	68	212	371	580

Net Income	$298	$572	$1,226	$1,554

Net Income Per Share

Basic	$1.04	$1.82	$4.19	$4.80
Diluted	1.04	1.80	4.16	4.76

Dividends Declared Per Share	.39	.37	1.17	1.11
See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
CONSOLIDATED BALANCE SHEETS

	Sept. 30,	Dec. 31,
	2011	2010
	(in millions)
Assets

Invested Assets
Short Term Investments	$2,289	$1,905
Fixed Maturities
Tax Exempt (cost $18,879 and $19,072)	20,134	19,774
Taxable (cost $16,337 and $15,989)	17,271	16,745
Equity Securities (cost $1,271 and $1,285)	1,366	1,550
Other Invested Assets	2,313	2,239

TOTAL INVESTED ASSETS	43,373	42,213

Cash	55	70
Accrued Investment Income	459	447
Premiums Receivable	1,997	2,098
Reinsurance Recoverable on Unpaid Losses and Loss Expenses	1,754	1,817
Prepaid Reinsurance Premiums	295	325
Deferred Policy Acquisition Costs	1,644	1,562
Deferred Income Tax	—	98
Goodwill	467	467
Other Assets	1,451	1,152

TOTAL ASSETS	$51,495	$50,249

Liabilities

Unpaid Losses and Loss Expenses	$23,538	$22,718
Unearned Premiums	6,307	6,189
Long Term Debt	3,975	3,975
Dividend Payable to Shareholders	110	112
Deferred Income Tax	191	—
Accrued Expenses and Other Liabilities	1,736	1,725

TOTAL LIABILITIES	35,857	34,719

Contingent Liabilities (Note 6)

Shareholders’ Equity

Common Stock — $1 Par Value; 371,980,460 Shares	372	372
Paid-In Surplus	173	208
Retained Earnings	18,831	17,943
Accumulated Other Comprehensive Income	1,245	790
Treasury Stock, at Cost — 93,908,735 and 74,707,547 Shares	(4,983)	(3,783)

TOTAL SHAREHOLDERS’ EQUITY	15,638	15,530

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$51,495	$50,249

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
PERIODS ENDED SEPTEMBER 30

	Third Quarter		Nine Months
	2011	2010	2011	2010
	(in millions)

Net Income	$298	$572	$1,226	$1,554

Other Comprehensive Income (Loss), Net of Tax
Change in Unrealized Appreciation of Investments	131	457	363	620
Change in Unrealized Other-Than- Temporary Impairment Losses on Investments	1	3	2	7
Foreign Currency Translation Gains (Losses)	(29)	32	56	(62)
Amortization of Net Actuarial Loss and Prior Service Cost Included in Net Postretirement Benefit Costs	12	10	34	29

	115	502	455	594

Comprehensive Income	$413	$1,074	$1,681	$2,148

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30

	2011	2010
	(in millions)

Cash Flows from Operating Activities
Net Income	$1,226	$1,554
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Increase in Unpaid Losses and Loss Expenses, Net	728	213
Increase in Unearned Premiums, Net	94	4
Decrease in Premiums Receivable	101	127
Change in Income Tax Payable or Recoverable	(193)	216
Amortization of Premiums and Discounts on Fixed Maturities	111	116
Depreciation	41	47
Realized Investment Gains, Net	(300)	(271)
Other, Net	(118)	(128)

Net Cash Provided by Operating Activities	1,690	1,878

Cash Flows from Investing Activities
Proceeds from Fixed Maturities
Sales	1,184	1,793
Maturities, Calls and Redemptions	2,450	2,079
Proceeds from Sales of Equity Securities	103	93
Purchases of Fixed Maturities	(3,660)	(3,950)
Purchases of Equity Securities	(67)	(108)
Investments in Other Invested Assets, Net	198	66
Increase in Short Term Investments, Net	(378)	(109)
Increase in Net Payable from Security Transactions Not Settled	91	112
Purchases of Property and Equipment, Net	(30)	(38)
Other, Net	—	(1)

Net Cash Used in Investing Activities	(109)	(63)

Cash Flows from Financing Activities
Increase in Funds Held Under Deposit Contracts	8	23
Proceeds from Issuance of Common Stock Under Stock-Based Employee Compensation Plans	63	54
Repurchase of Shares	(1,327)	(1,509)
Dividends Paid to Shareholders	(340)	(357)

Net Cash Used in Financing Activities	(1,596)	(1,789)

Net Increase (Decrease) in Cash	(15)	26

Cash at Beginning of Year	70	51

Cash at End of Period	$55	$77

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
2) Accounting Pronouncements Not Yet Adopted
(a) In June 2011, the Financial Accounting Standards Board (FASB) issued new guidance related to the presentation of comprehensive income. The guidance provides that an entity has the option to present the components of net income and the components of other comprehensive income either in a single statement of comprehensive income or in two separate, but consecutive, statements. The guidance does not change whether items are reported in net income or in other comprehensive income and does not change whether or when items of other comprehensive income are reclassified to net income. This guidance is to be applied retrospectively and is effective for the Corporation for the year beginning January 1, 2012. The adoption of this guidance will not have an effect on the Corporation’s financial position or results of operations. The Corporation is in the process of evaluating the presentation options permitted by the guidance.
(b) In October 2010, the FASB issued new guidance related to the accounting for costs associated with acquiring or renewing insurance contracts. The guidance identifies those costs relating to the successful acquisition of new or renewal insurance contracts that should be capitalized. This guidance is effective for the Corporation for the year beginning January 1, 2012 and may be applied prospectively or retrospectively. The Corporation is continuing to assess the effect that implementation of the new guidance will have on its financial position and results of operations. The Corporation expects to elect retrospective application of the guidance. Under retrospective application, deferred policy acquisition costs and related deferred taxes would be reduced as of the beginning of the earliest period presented in the financial statements with a corresponding reduction to shareholders’ equity. The adoption of the new guidance during the first quarter of 2012 is currently expected to reduce the Corporation’s deferred policy acquisition costs as of December 31, 2011 by approximately 22% to 27% and shareholders’ equity by approximately $250 million to $300 million.

3) Invested Assets
     (a) The amortized cost and fair value of fixed maturities and equity securities were as follows:

	September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
	(in millions)
Fixed maturities
Tax exempt	$18,879	$1,297	$42	$20,134

Taxable
U.S. Government and government agency and authority obligations	812	50	2	860
Corporate bonds	6,420	449	31	6,838
Foreign government and government agency obligations	6,293	372	6	6,659
Residential mortgage-backed securities	937	47	5	979
Commercial mortgage-backed securities	1,875	62	2	1,935

	16,337	980	46	17,271

Total fixed maturities	$35,216	$2,277	$88	$37,405

Equity securities	$1,271	$232	$137	$1,366

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
	(in millions)
Fixed maturities
Tax exempt	$19,072	$824	$122	$19,774

Taxable
U.S. Government and government agency and authority obligations	807	31	9	829
Corporate bonds	6,258	411	21	6,648
Foreign government and government agency obligations	5,943	231	13	6,161
Residential mortgage-backed securities	1,293	63	6	1,350
Commercial mortgage-backed securities	1,688	70	1	1,757

	15,989	806	50	16,745

Total fixed maturities	$35,061	$1,630	$172	$36,519

Equity securities	$1,285	$340	$75	$1,550

At September 30, 2011 and December 31, 2010, the gross unrealized depreciation of fixed maturities included $2 million and $4 million, respectively, of unrealized other-than-temporary impairment losses recognized in accumulated other comprehensive income.

The amortized cost and fair value of fixed maturities at September 30, 2011 by contractual maturity were as follows:

	Amortized	Fair
	Cost	Value
	(in millions)
Due in one year or less	$2,069	$2,101
Due after one year through five years	11,635	12,274
Due after five years through ten years	11,595	12,626
Due after ten years	7,105	7,490

	32,404	34,491
Residential mortgage-backed securities	937	979
Commercial mortgage-backed securities	1,875	1,935

	$35,216	$37,405

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
(b)   The components of unrealized appreciation or depreciation, including unrealized other-than-temporary impairment losses, of investments carried at fair value were as follows:

	September 30	December 31
	2011	2010
	(in millions)
Fixed maturities
Gross unrealized appreciation	$2,277	$1,630
Gross unrealized depreciation	88	172

	2,189	1,458

Equity securities
Gross unrealized appreciation	232	340
Gross unrealized depreciation	137	75

	95	265

	2,284	1,723
Deferred income tax liability	799	603

	$1,485	$1,120

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

     The following table summarizes, for all investment securities in an unrealized loss position at September 30, 2011, the aggregate fair value and gross unrealized depreciation, including unrealized other-than-temporary impairment losses, by investment category and length of time that individual securities have continuously been in an unrealized loss position:

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Depreciation	Value	Depreciation	Value	Depreciation
	(in millions)
Fixed maturities
Tax exempt	$292	$3	$270	$39	$562	$42

Taxable
U.S. Government and government agency and authority obligations	62	1	49	1	111	2
Corporate bonds	753	23	176	8	929	31
Foreign government and government agency obligations	486	5	43	1	529	6
Residential mortgage-backed securities	69	1	21	4	90	5
Commercial mortgage-backed securities	73	1	2	1	75	2

	1,443	31	291	15	1,734	46

Total fixed maturities	1,735	34	561	54	2,296	88

Equity securities	322	72	160	65	482	137

	$2,057	$106	$721	$119	$2,778	$225

     At September 30, 2011, approximately 595 individual fixed maturity and equity securities were in an unrealized loss position, of which approximately 540 were fixed maturities. The Corporation does not have the intent to sell and it is not more likely than not that the Corporation will be required to sell these fixed maturities before the securities recover to their amortized cost value. In addition, the Corporation believes that none of the declines in the fair values of these fixed maturities relate to credit losses. The Corporation has the intent and ability to hold the equity securities in an unrealized loss position for a period of time sufficient to allow for the recovery of cost. The Corporation believes that none of the declines in the fair value of these fixed maturities and equity securities were other than temporary at September 30, 2011.

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

     The change in unrealized appreciation or depreciation of investments carried at fair value, including the change in unrealized other-than-temporary impairment losses, was as follows:

	Periods Ended September 30
	Third Quarter		Nine Months
	2011	2010	2011	2010
	(in millions)
Change in unrealized appreciation of fixed maturities	$478	$589	$731	$1,031
Change in unrealized appreciation of equity securities	(276)	118	(170)	(67)

	202	707	561	964
Deferred income tax	70	247	196	337

	$132	$460	$365	$627

     (c) Realized investment gains and losses were as follows:

	Periods Ended September 30
	Third Quarter		Nine Months
	2011	2010	2011	2010
	(in millions)

Fixed maturities
Gross realized gains	$25	$14	$48	$71
Gross realized losses	(10)	(6)	(25)	(17)
Other-than-temporary impairment losses	(1)	—	(1)	(3)

	14	8	22	51

Equity securities
Gross realized gains	16	18	45	30
Gross realized losses	—	—	(1)	(1)
Other-than-temporary impairment losses	(6)	—	(22)	(6)

	10	18	22	23

Other invested assets	47	28	256	197

	$71	$54	$300	$271

(d) As of September 30, 2011 and December 31, 2010, fixed maturities still held by the Corporation for which a portion of their other-than-temporary impairment losses were recognized in other comprehensive income had cumulative credit-related losses of $20 million and $21 million, respectively, recognized in net income.
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

     The methods and assumptions used to estimate the fair values of financial instruments are as follows:
(i)	The carrying value of short term investments approximates fair value due to the short maturities of these investments.

(ii)	Fair values for fixed maturities are determined by management, utilizing prices obtained from an independent, nationally recognized pricing service or, in the case of securities for which prices are not provided by a pricing service, from independent brokers. For fixed maturities that have quoted prices in active markets, market quotations are provided. For fixed maturities that do not trade on a daily basis, the pricing service and brokers provide fair value estimates using a variety of inputs including, but not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, reference data, prepayment rates and measures of volatility. Management reviews on an ongoing basis the reasonableness of the methodologies used by the relevant pricing service and brokers. In addition, management, using the prices received for the securities from the pricing service and brokers, determines the aggregate portfolio price performance and reviews it against applicable indices. If management believes that significant discrepancies exist, it will discuss these with the relevant pricing service or broker to resolve the discrepancies.

(iii)	Fair values of equity securities are based on quoted market prices.

(iv)	Fair values of long term debt issued by Chubb are determined by management, utilizing prices obtained from an independent, nationally recognized pricing service.
     The carrying values and fair values of financial instruments were as follows:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(in millions)

Assets
Invested assets
Short term investments	$2,289	$2,289	$1,905	$1,905
Fixed maturities	37,405	37,405	36,519	36,519
Equity securities	1,366	1,366	1,550	1,550

Liabilities
Long term debt	3,975	4,427	3,975	4,318
     A pricing service provides fair value amounts for approximately 99% of the Corporation’s fixed maturities. The prices obtained from a pricing service and brokers generally are non-binding, but are reflective of current market transactions in the applicable financial instruments.

     At September 30, 2011 and December 31, 2010, the Corporation held an insignificant amount of financial instruments in its investment portfolio for which a lack of market liquidity impacted the determination of fair value.
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
          Level 3 — Inputs that are unobservable.
          The fair value of fixed maturities and equity securities categorized based upon the lowest level of input that was significant to the fair value measurement was as follows:

	September 30, 2011
	Level 1	Level 2	Level 3	Total
	(in millions)

Fixed maturities
Tax exempt	$—	$20,126	$8	$20,134

Taxable
U.S. Government and government agency and authority obligations	—	860	—	860
Corporate bonds	—	6,661	177	6,838
Foreign government and government agency obligations	—	6,656	3	6,659
Residential mortgage-backed securities	—	968	11	979
Commercial mortgage-backed securities	—	1,935	—	1,935

	—	17,080	191	17,271

Total fixed maturities	—	37,206	199	37,405

Equity securities	1,358	—	8	1,366

	$1,358	$37,206	$207	$38,771

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in millions)

Fixed maturities
Tax exempt	$—	$19,765	$9	$19,774
Taxable
U.S. Government and government agency and authority obligations	—	829	—	829
Corporate bonds	—	6,483	165	6,648
Foreign government and government agency obligations	—	6,135	26	6,161
Residential mortgage-backed securities	—	1,329	21	1,350
Commercial mortgage-backed securities	—	1,757	—	1,757

	—	16,533	212	16,745

Total fixed maturities	—	36,298	221	36,519

Equity securities	1,537	—	13	1,550

	$1,537	$36,298	$234	$38,069

5) Segments Information
     The principal business of the Corporation is the sale of property and casualty insurance. The profitability of the property and casualty insurance business depends on the results of both underwriting operations and investments, which are viewed as two distinct operations. The underwriting operations are managed and evaluated separately from the investment function.
     The property and casualty insurance subsidiaries underwrite most lines of property and casualty insurance. Underwriting operations consist of four separate business units: personal insurance, commercial insurance, specialty insurance and reinsurance assumed. The personal segment targets the personal insurance market. The personal classes include automobile, homeowners and other personal coverages. The commercial segment includes those classes of business that are generally available in broad markets and are of a more commodity nature. Commercial classes include multiple peril, casualty, workers’ compensation and property and marine. The specialty segment includes those classes of business that are available in more limited markets since they require specialized underwriting and claim settlement. Specialty classes include professional liability coverages and surety. The reinsurance assumed business is in runoff following the transfer of the ongoing business to a reinsurance company in 2005.
     Corporate and other includes investment income earned on corporate invested assets, corporate expenses and the results of the Corporation’s non-insurance subsidiaries.

Revenues and income before income tax of each operating segment were as follows:

	Periods Ended September 30
	Third Quarter		Nine Months
	2011	2010	2011	2010
	(in millions)

Revenues
Property and casualty insurance
Premiums earned
Personal insurance	$987	$942	$2,924	$2,800
Commercial insurance	1,249	1,159	3,692	3,475
Specialty insurance	693	694	2,077	2,093

Total insurance	2,929	2,795	8,693	8,368

Reinsurance assumed	3	3	6	11

	2,932	2,798	8,699	8,379

Investment income	404	398	1,200	1,187

Total property and casualty insurance	3,336	3,196	9,899	9,566

Corporate and other	13	17	41	71
Realized investment gains, net	71	54	300	271

Total revenues	$3,420	$3,267	$10,240	$9,908

Income (loss) before income tax
Property and casualty insurance
Underwriting
Personal insurance	$(168)	$125	$(84)	$143
Commercial insurance	8	151	(90)	262
Specialty insurance	89	123	368	404

Total insurance	(71)	399	194	809

Reinsurance assumed	11	7	26	21

	(60)	406	220	830

Increase (decrease) in deferred policy acquisition costs	13	(7)	70	36

Underwriting income (loss)	(47)	399	290	866

Investment income	396	390	1,171	1,162

Other income (charges)	8	(2)	24	(5)

Total property and casualty insurance	357	787	1,485	2,023

Corporate and other loss	(62)	(57)	(188)	(160)
Realized investment gains, net	71	54	300	271

Total income before income tax	$366	$784	$1,597	$2,134

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
     Individual actions and purported class actions arising out of the investigations into the payment of contingent commissions to brokers and agents have been filed in a number of federal and state courts. On August 1, 2005, Chubb and certain of its subsidiaries were named in a putative class action entitled In re Insurance Brokerage Antitrust Litigation in the U.S. District Court for the District of New Jersey (N.J. District Court). This action, brought against several brokers and insurers on behalf of a class of persons who purchased insurance through the broker defendants, asserts claims under the Sherman Act, state law and the Racketeer Influenced and Corrupt Organizations Act (RICO) arising from the alleged unlawful use of contingent commission agreements. On September 28, 2007, the N.J. District Court dismissed the second amended complaint filed by the plaintiffs in its entirety. In so doing, the court dismissed the plaintiffs’ Sherman Act and RICO claims with prejudice for failure to state a claim, and it dismissed the plaintiffs’ state law claims without prejudice because it declined to exercise supplemental jurisdiction over them. The plaintiffs appealed the dismissal of their second amended complaint to the U.S. Court of Appeals for the Third Circuit (Third Circuit). On August 13, 2010, the Third Circuit affirmed in part and vacated in part the N.J. District Court decision and remanded the case back to the N.J. District Court for further proceedings. As a result of the Third Circuit’s decision, the plaintiffs’ state law claims and certain of the plaintiffs’ Sherman Act and RICO claims were reinstated against the Corporation. The Corporation and the other defendants filed on October 1, 2010 motions to dismiss the reinstated claims. Since that time, several of the other defendants entered into settlement agreements with the plaintiffs, which currently are awaiting final court approval. In light of these settlements and their impact on the litigation, the N.J. District Court on June 17, 2011 dismissed without prejudice the motions to dismiss filed by the Corporation and the other non-settling defendants. On October 21, 2011 the Corporation and the other non-settling defendants refiled their motions to dismiss and the plaintiffs filed their statements in opposition. No date has yet been set for any further proceedings with respect to these motions.

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
7) Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Periods Ended September 30
	Third Quarter		Nine Months
	2011	2010	2011	2010
	(in millions,
	except for per share amounts)

Basic earnings per share:
Net income	$298	$572	$1,226	$1,554

Weighted average shares outstanding	285.7	314.4	292.6	323.9

Basic earnings per share	$1.04	$1.82	$4.19	$4.80

Diluted earnings per share:
Net income	$298	$572	$1,226	$1,554

Weighted average shares outstanding	285.7	314.4	292.6	323.9
Additional shares from assumed issuance of shares under stock-based compensation awards	2.1	2.9	1.8	2.4

Weighted average shares and potential shares assumed outstanding for computing diluted earnings per share	287.8	317.3	294.4	326.3

Diluted earnings per share	$1.04	$1.80	$4.16	$4.76

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
          Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition of the Corporation as of September 30, 2011 compared with December 31, 2010 and the results of operations for the nine months and three months ended September 30, 2011 and 2010. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes contained in this report and the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.
Cautionary Statement Regarding Forward-Looking Information
          Certain statements in this document are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 (PSLRA). These forward-looking statements are made pursuant to the safe harbor provisions of the PSLRA and include statements regarding our loss reserve and reinsurance recoverable estimates; the cost of reinsurance in 2011; the adequacy of the rates at which we renewed and wrote new business; premium volume, competition and other market conditions in 2011; the runoff of our employer healthcare stop loss business; property and casualty investment income during 2011; our receipt of Medicare Part D subsidies; indications of our catastrophe exposure under a recently released version of a catastrophe modeling tool and any actions we or third parties may take in response thereto; the level of currency rate fluctuations for the rest of 2011; the value of our limited partnership investments in the fourth quarter of 2011; the repurchase of common stock under our share repurchase program; our capital position, capital adequacy and funding of liquidity needs; the impact of a downgrade in our credit or financial strength ratings; and the impact of the new guidance issued by the Financial Accounting Standards Board related to the accounting for costs associated with acquiring or renewing insurance contracts. Forward-looking statements frequently can be identified by words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “predict,” “potential,” “continue,” or other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. These statements are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties, which include, among others, those discussed or identified from time to time in our public filings with the Securities and Exchange Commission and those associated with:
•	global political conditions and the occurrence of terrorist attacks, including any nuclear, biological, chemical or radiological events;
•	the effects of the outbreak or escalation of war or hostilities;
•	premium pricing and profitability or growth estimates overall or by lines of business or geographic area, and related expectations with respect to the timing and terms of any required regulatory approvals;
•	adverse changes in loss cost trends;
•	our ability to retain existing business and attract new business;

•	our expectations with respect to cash flow and investment income and with respect to other income;
•	the adequacy of our loss reserves, including:
—	our expectations relating to reinsurance recoverables;

—	the willingness of parties, including us, to settle disputes;

—	developments in judicial decisions or regulatory or legislative actions relating to coverage and liability, in particular, for asbestos, toxic waste and other mass tort claims;

—	development of new theories of liability;

—	our estimates relating to ultimate asbestos liabilities; and

—	the impact from the bankruptcy protection sought by various asbestos producers and other related businesses;
•	the availability and cost of reinsurance coverage;
•	the occurrence of significant weather-related or other natural or human-made disasters, particularly in locations where we have concentrations of risk, or changes to our estimates (or the assessments of rating agencies and other third parties) of our potential exposure to such events;
•	the impact of economic factors on companies on whose behalf we have issued surety bonds, and in particular, on those companies that file for bankruptcy or otherwise experience deterioration in creditworthiness;
•	the effects of disclosures by, and investigations of, companies relating to possible accounting irregularities, practices in the financial services industry, investment losses or other corporate governance issues, including:
—	the effects on the capital markets and the markets for directors and officers and errors and omissions insurance;

—	claims and litigation arising out of actual or alleged accounting or other corporate malfeasance by other companies;

—	claims and litigation arising out of practices in the financial services industry;

—	claims and litigation relating to uncertainty in the credit and broader financial markets; and

—	legislative or regulatory proposals or changes;
•	the effects of changes in market practices in the U.S. property and casualty insurance industry arising from any legal or regulatory proceedings, related settlements and industry reform, including changes that have been announced and changes that may occur in the future;
•	the impact of legislative, regulatory and similar developments on our business, including those relating to terrorism, catastrophes, the financial markets, solvency standards, capital requirements and accounting guidance;
•	any downgrade in our claims-paying, financial strength or other credit ratings;
•	the ability of our subsidiaries to pay us dividends;

•	general political, economic and market conditions, whether globally or in the markets in which we operate and/or invest, including:
—	changes in credit ratings, interest rates, market credit spreads and the performance of the financial markets;

—	currency fluctuations;

—	the effects of inflation;

—	changes in domestic and foreign laws, regulations and taxes;

—	changes in competition and pricing environments;

—	regional or general changes in asset valuations;

—	the inability to reinsure certain risks economically; and

—	changes in the litigation environment; and
•	our ability to implement management’s strategic plans and initiatives.
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
•	Net income was $1.2 billion in the first nine months of 2011 and $298 million in the third quarter compared with $1.6 billion and $572 million, respectively, in the same periods of 2010. The decrease in net income in the first nine months and the third quarter of 2011 was due to lower operating income compared with the same periods in 2010. We define operating income as net income excluding realized investment gains and losses after tax.
•	Operating income was $1.0 billion in the first nine months of 2011 and $252 million in the third quarter compared with $1.4 billion and $537 million, respectively, in the same periods of 2010. The lower operating income in the 2011 periods was due to significantly lower underwriting income in our property and casualty business. Property and casualty investment income increased slightly in the first nine months and third quarter of 2011 compared with the same periods in 2010. Management uses operating income, a non-GAAP financial measure, among other measures, to evaluate its performance because the realization of investment gains and losses in any period could be discretionary as to timing and can fluctuate significantly, which could distort the analysis of operating trends.
•	Underwriting results were modestly profitable in the first nine months of 2011 and modestly unprofitable in the third quarter compared with highly profitable results in the same periods of 2010. Our combined loss and expense ratio was 97.1% in the first nine months of 2011 and 102.6% in the third quarter compared with 90.1% and 86.2% in the respective periods of 2010. The deterioration in results in the 2011 periods was due primarily to a higher impact from catastrophes. The impact of catastrophes accounted for 11.7 percentage points of the combined ratio in the first nine months of 2011 and 14.4 percentage points in the third quarter, compared with 7.1 and 2.1 percentage points, respectively, in the same periods of 2010. The less profitable results in the 2011 periods were also due to a higher current accident year loss ratio excluding catastrophes as well as a lower amount of favorable prior year loss development.
•	During the first nine months and third quarter of 2011, we estimate that we experienced overall favorable development of about $580 million and $155 million, respectively, on loss reserves established as of the previous year end. In both periods, the most significant amounts of favorable development occurred in the commercial liability and professional liability classes. In the first nine months and third quarter of 2010, we estimate that we experienced overall favorable development of about $600 million and $200 million, respectively, due primarily to favorable loss experience in the professional liability, commercial liability and personal insurance classes.

•	Total net premiums written increased by 5% in the first nine months and third quarter of 2011 compared with the same periods in 2010. Premium growth occurred both in the United States as well as outside the U.S. Net premiums written in the United States increased by 2% in the first nine months and third quarter of 2011. Net premiums written outside the U.S. increased by 13% in the first nine months and 17% in the third quarter. Premium growth outside the United States was also strong in the first nine months and third quarter of 2011 when measured in local currencies. The growth in net premiums written in the U.S. in the first nine months and third quarter of 2011, while benefiting from positive pricing trends in the standard commercial market, continued to reflect our emphasis on underwriting discipline in a market environment that remains competitive.
•	Property and casualty investment income after tax increased by 1% in the first nine months and third quarter of 2011 compared with the same periods in 2010, in what continued to be a low yield investment environment. The increase in both periods was attributable in large part to the effect of currency fluctuation on income from our investments denominated in currencies other than the U.S. dollar. Management uses property and casualty investment income after tax, a non-GAAP financial measure, to evaluate its investment results because it reflects the impact of any change in the proportion of the investment portfolio invested in tax exempt securities and is therefore more meaningful for analysis purposes than investment income before income tax.
•	Net realized investment gains before tax were $300 million ($195 million after tax) in the first nine months of 2011 and $71 million ($46 million after tax) in the third quarter compared with $271 million ($176 million after tax) and $54 million ($35 million after tax) in the comparable periods of 2010. The net realized gains in the first nine months and third quarter of 2011 were primarily related to investments in limited partnerships, which generally are reported on a quarter lag. The net realized gains in the first nine months of 2010 were also primarily related to investments in limited partnerships. The net realized gains in the third quarter of 2010 were primarily related to sales of securities and, to a lesser extent, investments in limited partnerships.
          A summary of our consolidated net income is as follows:

	Nine Months		Third Quarter
	2011	2010	2011	2010
		(in millions)
Property and casualty insurance	$1,485	$2,023	$357	$787
Corporate and other	(188)	(160)	(62)	(57)

Consolidated operating income before income tax	1,297	1,863	295	730
Federal and foreign income tax	266	485	43	193

Consolidated operating income	1,031	1,378	252	537
Realized investment gains after income tax	195	176	46	35

Consolidated net income	$1,226	$1,554	$298	$572

Property and Casualty Insurance
     A summary of the results of operations of our property and casualty insurance business is as follows:

	Periods Ended September 30
	Nine Months		Third Quarter
	2011	2010	2011	2010
		(in millions)
Underwriting
Net premiums written	$8,793	$8,383	$2,879	$2,732
Decrease (increase) in unearned premiums	(94)	(4)	53	66

Premiums earned	8,699	8,379	2,932	2,798

Losses and loss expenses	5,666	4,912	2,054	1,522
Operating costs and expenses	2,790	2,615	931	864
Decrease (increase) in deferred policy acquisition costs	(70)	(36)	(13)	7
Dividends to policyholders	23	22	7	6

Underwriting income (loss)	290	866	(47)	399

Investments
Investment income before expenses	1,200	1,187	404	398
Investment expenses	29	25	8	8

Investment income	1,171	1,162	396	390

Other income (charges)	24	(5)	8	(2)

Property and casualty income before tax	$1,485	$2,023	$357	$787

Property and casualty investment income after tax	$949	$941	$321	$317

     Property and casualty income before tax was substantially lower in the first nine months and third quarter of 2011 compared to the same periods in 2010. The lower income in the 2011 periods included an underwriting loss in the third quarter and a significant decrease in underwriting income in the first nine months of 2011, which were primarily the result of a higher impact of catastrophes. The underwriting results in the 2011 periods also reflected a higher current accident year loss ratio excluding catastrophes, due partly to a higher impact from non-catastrophe related property losses, as well as a lower amount of favorable prior year loss development.
     The profitability of the property and casualty insurance business depends on the results of both our underwriting and investment operations. We view these as two distinct operations because the underwriting functions are managed separately from the investment function. Accordingly, in assessing our performance, we evaluate underwriting results separately from investment results.

     Underwriting Results
          We evaluate the underwriting results of our property and casualty insurance business in the aggregate and also for each of our separate business units.
     Net Premiums Written
          Net premiums written were $8.8 billion in the first nine months of 2011 and $2.9 billion in the third quarter, compared with $8.4 billion and $2.7 billion, respectively, in the same periods of 2010.
          Net premiums written by business unit were as follows:

	Nine Months Ended			Quarter Ended
	Sept. 30			Sept. 30		% Incr.
	2011	2010	% Incr.	2011	2010	(Decr.)
	(in millions)			(in millions)
Personal insurance	$2,986	$2,862	4%	$1,029	$980	5%
Commercial insurance	3,819	3,534	8	1,183	1,082	9
Specialty insurance	1,984	1,981	—	665	669	(1)

Total insurance	8,789	8,377	5	2,877	2,731	5
Reinsurance assumed	4	6	*	2	1	*

Total	$8,793	$8,383	5	$2,879	$2,732	5

*	The change in net premiums written is not presented since the business is in runoff.
          Net premiums written increased by 5% in the first nine months and third quarter of 2011 compared with the same periods in 2010. Premiums in the United States, which represented 72% of our premiums written in the first nine months of 2011, increased by 2% in both the first nine months and third quarter of 2011. Net premiums written outside the United States, expressed in U.S. dollars, increased by 13% in the first nine months and 17% in the third quarter. The increase in net premiums written outside the United States was partly due to the impact of the weaker U.S. dollar relative to several currencies in which we wrote business in the first nine months and third quarter of 2011 compared to the same periods in 2010. Net premiums written outside the United States also grew significantly in both periods when measured in local currencies.
          Premium growth in the United States continued to be affected in the first nine months and third quarter of 2011 by the slow rate of recovery in the economy and a highly competitive marketplace. However, there were continued indications of improvements in pricing in the third quarter, primarily in the commercial classes. We have continued our emphasis on underwriting discipline in these competitive market conditions. Overall, renewal rates in the first nine months of 2011 in the U.S. were up slightly in commercial lines and down slightly in the professional liability business in comparison to expiring rates. The amounts of coverage purchased or the insured exposure amounts, both of which are bases upon which we calculate the premiums we charge, were generally flat, although exposure amounts were up in select lines of business. We continued to retain a high percentage of our existing customers, and to renew those accounts at what we believe are acceptable rates relative to the risks. The overall level of new business in the United States was similar in the first nine months of 2011 and 2010.

          Premium growth outside the United States was strong in all segments of our business in the first nine months and third quarter of 2011, in spite of a modest decline in renewal rates, due in part to new business and strong retention of existing business.
          The highly competitive market is likely to continue through the remainder of 2011. We expect that our net written premium growth for the year 2011 will be about the same as it was in the first nine months of the year, reflecting a slight positive impact from currency fluctuation, assuming average foreign currency to U.S. dollar exchange rates for the remainder of the year remain similar to September 30, 2011 levels.
     Reinsurance Ceded
          Our premiums written are net of amounts ceded to reinsurers who assume a portion of the risk under the insurance policies we write that are subject to reinsurance.
          The most significant component of our ceded reinsurance program is property reinsurance. We purchase two types of property reinsurance: catastrophe and property per risk.
          For property risks in the United States and Canada, we purchase catastrophe reinsurance in two forms. We purchase traditional catastrophe reinsurance, including our primary treaty which we refer to as our North American catastrophe treaty, as well as supplemental catastrophe reinsurance that provides additional coverage for our northeast United States exposures. We have also arranged for the purchase of multi—year, collateralized reinsurance funded through the issuance of collateralized risk linked securities, known as catastrophe bonds. We also purchase traditional catastrophe reinsurance for events outside the United States.
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
          For hurricane events in Florida, we have reinsurance from the Florida Hurricane Catastrophe Fund (FHCF), which is a state-mandated fund designed to reimburse insurers for a portion of their residential catastrophic hurricane losses. Our participation in this mandatory program limits our initial retention in Florida for homeowners-related losses to approximately $160 million and provides coverage of 90% of covered losses between approximately $160 million and $570 million. Additionally, the $150 million catastrophe bond coverage provides coverage of approximately 60% of Florida homeowners-related hurricane losses between $750 million and $1.0 billion.
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
          Overall, rates related to our property reinsurance program have remained consistent with those in 2010. We therefore expect that the overall cost of our property reinsurance program in 2011 will be similar to that in 2010.

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
          Underwriting results were modestly profitable in the first nine months of 2011 and modestly unprofitable in the third quarter compared with highly profitable results in the same periods of 2010. The combined loss and expense ratio for our overall property and casualty business was as follows:

	Periods Ended September 30
	Nine Months		Third Quarter
	2011	2010	2011	2010
Loss ratio	65.3%	58.8%	70.2%	54.5%
Expense ratio	31.8	31.3	32.4	31.7

Combined ratio	97.1%	90.1%	102.6%	86.2%

          The loss ratio was higher in the first nine months and third quarter of 2011 compared with the same periods in 2010. The increase in the loss ratio in the 2011 periods was due primarily to a higher impact from catastrophe losses and, to a lesser extent, a higher current accident year loss ratio excluding catastrophes, as well as a lower amount of favorable prior year loss development. The loss ratio in all periods reflected favorable prior accident year loss experience which we believe resulted from our disciplined underwriting in recent years as well as relatively moderate loss trends in several classes of business.
          The impact of catastrophes in the first nine months of 2011 was $1.0 billion, which represented 11.7 percentage points of the combined loss and expense ratio. This compares with an impact of catastrophes in the first nine months of 2010 of $595 million, including incurred losses of $586 million and reinsurance reinstatement premium costs of $9 million, which collectively represented 7.1 percentage points of the combined loss and expense ratio. The

$9 million reinstatement premium reinstated coverage under property catastrophe treaties for events outside the United States, including parts of Latin America, following an earthquake in Chile in the first quarter of 2010. The impact of catastrophes in the third quarter of 2011 was $420 million, which represented 14.4 percentage points of the combined loss and expense ratio. This compares with an impact of catastrophes of $58 million in the third quarter of 2010, which represented 2.1 percentage points of the combined loss and expense ratio. A significant portion of the catastrophe losses in the first nine months of 2011 related to flooding in Australia and earthquakes in New Zealand and Japan in the first quarter and tornadoes and other storms in the United States, primarily in the second and third quarters, including losses of $335 million in the third quarter related to Hurricane Irene. A significant portion of the catastrophe losses in the first nine months of 2010 related to numerous storms in the United States, including a severe hail storm in Oklahoma in the second quarter and an earthquake in Chile in the first quarter.
          The expense ratio was higher in the first nine months and third quarter of 2011 compared with the same periods in 2010. The increase in the 2011 periods was primarily due to an increase in commission rates on business written outside the United States offset, in part, by overhead expenses increasing at a lesser rate than the rate of growth of premiums written.
     Review of Underwriting Results by Business Unit
     Personal Insurance
          Net premiums written from personal insurance, which represented 34% of our premiums written in the first nine months of 2011, increased by 4% in the first nine months of 2011 and 5% in the third quarter compared with the same periods in 2010. The increase was driven by growth in business written outside the United States, including a slight benefit from the effect of currency fluctuation. Premiums were flat in the United States in the first nine months and third quarter of 2011. Net premiums written for the classes of business within the personal insurance segment were as follows:

	Nine Months Ended			Quarter Ended
	Sept. 30			Sept. 30
	2011	2010	% Incr.	2011	2010	% Incr.
	(in millions)			(in millions)
Automobile	$517	$474	9%	$174	$160	9%
Homeowners	1,872	1,795	4	658	631	4
Other	597	593	1	197	189	4

Total personal	$2,986	$2,862	4	$1,029	$980	5

          Personal automobile premiums increased significantly in the first nine months and third quarter of 2011, driven by growth outside the United States, due primarily to new business. Premiums for automobile business written in the United States increased modestly in both periods, but growth continued to be constrained by the highly competitive marketplace. Premium growth in our homeowners business occurred both inside and outside the United States, due primarily to new business, and to a lesser extent, increases in coverage on some existing policies. Premiums from our other personal business, which includes accident and health, excess liability and yacht coverages, increased slightly in the first nine months of 2011 and increased modestly in the third quarter compared with the same periods in 2010. Premium growth in 2011 for this component of our personal insurance business was adversely affected by our decision to exit and runoff the employer healthcare stop loss component of our U.S. accident and health business. The runoff of this business will negatively impact premium growth for our other personal business for the remainder of this year. Premiums for our other personal business increased significantly outside the U.S. in both periods, primarily in our accident and health business.
          Our personal insurance business produced modestly unprofitable underwriting results in the first nine months of 2011 compared with profitable results in the same period of 2010. Results in the third quarter of 2011 were highly unprofitable compared with highly profitable results in the same period of 2010. The combined loss and expense ratios for the classes of business within the personal insurance segment were as follows:

	Periods Ended September 30
	Nine Months		Third Quarter
	2011	2010	2011	2010
Automobile	94.8%	91.1%	99.3%	91.7%
Homeowners	106.2	96.1	126.1	81.0
Other	96.1	90.7	97.6	94.2
Total personal	102.2	94.2	115.6	85.4
          The deterioration in the results in the 2011 periods was attributable in large part to the significant impact of catastrophes, particularly the impact of losses from Hurricane Irene on the homeowners class. The impact of catastrophes on our personal insurance business represented 17.0 percentage points of the combined ratio in the first nine months of 2011 and 28.5 points in the third quarter compared with 13.4 and 3.7 percentage points, respectively, in the comparable periods of 2010. In addition, favorable prior year loss development was lower in the first nine months and the third quarter of 2011 than in the comparable periods of 2010.
          Our personal automobile business produced profitable results in the first nine months of 2011 and 2010. Results in the third quarter of 2011 were near breakeven compared to profitable results in the same period of 2010. Results in all periods, but more so in the 2010 periods, benefited from favorable prior year loss development. The less profitable results in the third quarter of 2011 also reflected higher catastrophe losses.
          Homeowners results were unprofitable in the first nine months of 2011 compared with profitable results in the same period of 2010. Results were highly unprofitable in the third quarter of 2011 compared with highly profitable results in the same period of 2010. The less profitable results in the 2011 periods were due in large part to a higher impact of catastrophe losses. Catastrophe losses represented 26.6 and 44.7 percentage points of the combined ratio for this class in the first nine months and third quarter of 2011, respectively, compared with 20.3 and 5.7 percentage points, respectively, in the same periods in 2010.
          Other personal results were profitable in the first nine months and third quarter of 2011 and 2010, but more so in the 2010 periods. The less profitable results in the 2011 periods were primarily due to reduced profitability in the accident and health and excess liability components. Our accident and health business produced modestly unprofitable results in the first nine months and third quarter of 2011 compared with profitable results in the same periods of

2010. In recent years, an increasing portion of our accident and health business has been written outside the United States. Our personal excess liability business produced highly profitable results in the first nine months and the third quarter of both 2011 and 2010. Results were somewhat less profitable in the 2011 periods, however, due to lower amounts of favorable prior year loss development. Our yacht business produced highly profitable results in the first nine months of 2011 and 2010 but produced unprofitable results in the third quarter of both years.
     Commercial Insurance
          Net premiums written from commercial insurance, which represented 43% of our premiums written in the first nine months of 2011, increased by 8% in the first nine months of 2011 and by 9% in the third quarter compared with the same periods a year ago. Net premiums written for the classes of business within the commercial insurance segment were as follows:

	Nine Months Ended			Quarter Ended
	Sept. 30			Sept. 30
	2011	2010	% Incr.	2011	2010	% Incr.
	(in millions)			(in millions)
Multiple peril	$852	$817	4%	$290	$277	5%
Casualty	1,247	1,162	7	392	350	12
Workers’ compensation	662	586	13	199	177	12
Property and marine	1,058	969	9	302	278	9

Total commercial	$3,819	$3,534	8	$1,183	$1,082	9

          Premium growth occurred in all classes of our commercial insurance business in the first nine months and third quarter of 2011 compared with the same periods in 2010. This premium growth reflected new business opportunities, higher audit and endorsement premiums and better pricing, in a market that continued to be highly competitive. There was improvement in the overall rate environment, particularly in the third quarter of 2011. Average renewal rates in the United States for all classes of our commercial business increased over those from the same periods in 2010. A portion of the overall growth in our commercial insurance business in the first nine months of 2011 compared to the first nine months of 2010 was also attributable to improvement in the retention levels of our existing customers. In the first nine months of 2011, the average renewal exposure change was flat in the United States and up slightly outside the United States, an improvement from 2010. The amount of new business was up in the first nine months of 2011, particularly outside the United States, and was flat overall in the third quarter compared with the comparable periods in 2010. We have continued to maintain our underwriting discipline in the competitive market, renewing business and writing new business where we believe we are securing acceptable rates and appropriate terms and conditions for the exposures. We expect the competitive conditions in the market will continue for the remainder of this year.

     Our commercial insurance business produced slightly unprofitable underwriting results in the first nine months and third quarter of 2011 compared with profitable results in the same periods of 2010. The combined loss and expense ratios for the classes of business within the commercial insurance segment were as follows:

	Periods Ended September 30
	Nine Months		Third Quarter
	2011	2010	2011	2010
Multiple peril	108.0%	97.2%	95.6%	84.5%
Casualty	86.7	91.3	92.5	94.9
Workers’ compensation	92.5	92.1	94.4	95.0
Property and marine	119.0	88.1	119.8	83.3
Total commercial	101.4	91.9	101.1	89.1
     The less profitable results in our commercial insurance business in the 2011 periods were due primarily to the higher impact of catastrophes, and to a lesser extent, a higher current accident year loss ratio excluding catastrophes. The impact of catastrophes represented 14.2 percentage points of the combined ratio for our commercial insurance business in the first nine months of 2011 and 11.2 percentage points in the third quarter compared with 6.3 and 2.0 percentage points, respectively, in the comparable periods in 2010. Results in all periods benefited from favorable prior year reserve development as well as disciplined risk selection and appropriate policy terms and conditions in recent years.
     Multiple peril results were unprofitable in the first nine months of 2011 compared with profitable results in the same period of 2010. Results in the third quarter of 2011 were profitable compared with highly profitable results in the same period of 2010. The less profitable results in the 2011 periods were due in large part to deterioration in the property component of this business, which was primarily due to the higher impact of catastrophes but also reflected a higher loss ratio excluding catastrophes. The impact of catastrophes was 21.6 percentage points of the combined ratio for the multiple peril class in the first nine months of 2011 and 10.3 percentage points in the third quarter compared with 14.9 and 1.1 percentage points, respectively, in the same periods of 2010. The liability component of this business produced profitable results in the first nine months and third quarter of both years, but more so in 2011 due in large part to higher amounts of favorable prior year loss development.
     Results for our casualty business were profitable in the first nine months and the third quarter of 2011 and 2010. Results in the first nine months of 2011 were more profitable than the comparable period in 2010, particularly in the excess liability component of this business. The results for the excess liability component were highly profitable in the first nine months and third quarter of both years, but more so in 2011. Results for the excess liability component benefited from substantial favorable prior year loss development in all periods. The primary liability component was also profitable in the first nine months of both years. Results for this component were also profitable in the third quarter of 2011 compared with unprofitable results in the same period of 2010; results in 2010 were adversely impacted by a higher volume of large loss activity. The automobile component of the casualty business produced highly profitable results in the first nine months and third quarter of 2011 compared with the near breakeven results in the same periods of 2010. The more profitable results for this component in the 2011 periods were due to higher amounts of favorable prior year loss development. Casualty results were adversely affected by incurred losses related to asbestos and toxic waste claims in the first nine months and third quarter of both years. These losses represented 3.0 and 1.4 percentage points of the combined ratio for the casualty business in the first nine months of 2011 and 2010, respectively, and 1.7 and 1.6 percentage points in the third quarter of 2011 and 2010, respectively.
     Workers’ compensation results were profitable in the first nine months and third quarter of both 2011 and 2010. Results in both years benefited from our disciplined risk selection during the past several years and from favorable prior year loss development which was modestly higher in the 2011 periods.
     Property and marine results were highly unprofitable in the first nine months and third quarter of 2011 compared with highly profitable results in the same periods of 2010, mainly due to higher catastrophe losses and, to a lesser extent, higher current accident year loss ratios excluding catastrophes. Catastrophe losses represented 32.9 percentage points of the combined ratio for this class in the first nine months of 2011 and 31.3 percentage points in the third quarter compared with 8.5 and 5.0 percentage points, respectively, in the same periods of 2010.
     Specialty Insurance
     Net premiums written from specialty insurance, which represented 23% of our premiums written in the first nine months of 2011, were flat in the first nine months of 2011 and decreased by 1% in the third quarter compared with the same periods in 2010. Net premiums written for the classes of business within the specialty insurance segment were as follows:

	Nine Months Ended			Quarter Ended
	Sept. 30			Sept. 30		% Incr.
	2011	2010	% Decr.	2011	2010	(Decr.)
	(in millions)			(in millions)
Professional liability	$1,740	$1,735	—%	$594	$582	2%
Surety	244	246	(1)	71	87	(18)

Total specialty	$1,984	$1,981	—	$665	$669	(1)

     Premium growth in our professional liability business remained constrained by the highly competitive marketplace. Renewal rates overall for our professional liability business in the United States decreased slightly in the first nine months of 2011 and the third quarter compared with those in the same periods of 2010. Renewal rates outside the United States also decreased in both periods. Retention levels and new business volume were higher in the first nine months of 2011 compared with those in the same period of 2010, both inside and outside the United States. Retention levels and new business volume overall were relatively flat in the third quarter. We have continued our focus on underwriting discipline, obtaining what we believe are acceptable rates and appropriate terms and conditions on both new business and renewals.
     Net premiums written for our surety business decreased slightly in the first nine months of 2011 compared with the same period in 2010. Net premiums written for this business decreased significantly in the third quarter of 2011 compared to the third quarter of 2010. Premiums for this business, both inside and outside the United States, grew in the first six months of 2011 compared to the same period in 2010 primarily due to new surety bonds being written for existing customers on contracts awarded to them. However, the timing of such contract awards does vary and is inconsistent among periods. Premiums decreased in the third quarter primarily due to the cancellation of a few large contracts previously awarded to our insureds, a highly competitive market and the lingering effects on the construction business of the weak economic conditions during the last few years.
     Our specialty insurance business produced highly profitable underwriting results in the first nine months and third quarter of 2011 and 2010. The combined loss and expense ratios for the classes of business within the specialty insurance segment were as follows:

	Periods Ended September 30
	Nine Months		Third Quarter
	2011	2010	2011	2010
Professional liability	87.9%	87.5%	92.5%	89.3%
Surety	49.9	42.5	55.5	40.0
Total specialty	83.6	82.2	88.3	83.3
     Our professional liability business produced highly profitable results in the first nine months of 2011 and 2010. Both periods benefited from a significant amount of favorable prior year loss development that was driven mainly by continued positive loss experience related to accident years 2007 and prior. The overall professional liability results in the third quarter were profitable in both 2011 and 2010, but more so in 2010. Results in the third quarter of 2011 included a lower amount of favorable prior year loss development than the third quarter of 2010, primarily due to loss experience outside the United States and in the U.S. fidelity classes.
     Results in the directors and officers liability and fiduciary liability classes were highly profitable in the first nine months of both 2011 and 2010. Results in the employment practices liability and fidelity classes were profitable in the first nine months of 2011 compared to highly profitable results in the same period in 2010. Results in the errors and omissions liability class were highly unprofitable and reflected unfavorable prior year loss development in the first nine months of both years.
     Surety results were highly profitable in the first nine months and third quarter of both 2011 and 2010. The surety business tends to be characterized by losses that are infrequent but have the potential to be highly severe.
     Reinsurance Assumed
     Net premiums written from our reinsurance assumed business, which is in runoff, were not significant in the first nine months and third quarter of 2011 and 2010.
     Reinsurance assumed results were profitable in the first nine months and third quarter of 2011 and 2010. Results in the first nine months of both years benefited from favorable prior year loss development.

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
     A new version of a third-party catastrophe modeling tool that we and others in the insurance industry utilize for estimating potential losses from natural catastrophes was released during the first quarter of 2011. Overall, the model is indicating higher risk estimates for our exposure to hurricanes in the United States, but the impact of the new model on our book of business varies significantly among the regions that we model for hurricanes. Based on our analysis, and the indications of other catastrophe models, we have begun to implement more targeted underwriting and rate initiatives in some regions and we have purchased additional catastrophe reinsurance. We will continue to take underwriting actions and/or purchase additional reinsurance to reduce or mitigate our exposure as we believe is warranted.
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

     Our gross case and incurred but not reported (IBNR) loss reserves and related reinsurance recoverable by class of business were as follows:

					Net
	Gross Loss Reserves			Reinsurance	Loss
September 30, 2011	Case	IBNR	Total	Recoverable	Reserves
	(in millions)
Personal insurance
Automobile	$276	$158	$434	$16	$418
Homeowners	447	533	980	15	965
Other	384	652	1,036	139	897

Total personal	1,107	1,343	2,450	170	2,280

Commercial insurance
Multiple peril	651	1,212	1,863	36	1,827
Casualty	1,394	5,229	6,623	358	6,265
Workers’ compensation	920	1,601	2,521	169	2,352
Property and marine	822	661	1,483	343	1,140

Total commercial	3,787	8,703	12,490	906	11,584

Specialty insurance
Professional liability	1,507	6,258	7,765	414	7,351
Surety	26	50	76	7	69

Total specialty	1,533	6,308	7,841	421	7,420

Total insurance	6,427	16,354	22,781	1,497	21,284

Reinsurance assumed	249	508	757	257	500

Total	$6,676	$16,862	$23,538	$1,754	$21,784

					Net
	Gross Loss Reserves			Reinsurance	Loss
December 31, 2010	Case	IBNR	Total	Recoverable	Reserves
	(in millions)
Personal insurance
Automobile	$257	$155	$412	$17	$395
Homeowners	383	327	710	18	692
Other	359	663	1,022	145	877

Total personal	999	1,145	2,144	180	1,964

Commercial insurance
Multiple peril	607	1,136	1,743	38	1,705
Casualty	1,446	5,058	6,504	363	6,141
Workers’ compensation	897	1,512	2,409	175	2,234
Property and marine	664	487	1,151	332	819

Total commercial	3,614	8,193	11,807	908	10,899

Specialty insurance
Professional liability	1,477	6,329	7,806	418	7,388
Surety	16	50	66	8	58

Total specialty	1,493	6,379	7,872	426	7,446

Total insurance	6,106	15,717	21,823	1,514	20,309

Reinsurance assumed	261	634	895	303	592

Total	$6,367	$16,351	$22,718	$1,817	$20,901

     Loss reserves, net of reinsurance recoverable, increased by $883 million during the first nine months of 2011. Loss reserves related to our insurance business increased by $975 million during the first nine months of 2011, which included increases of approximately $605 million related to catastrophe losses and approximately $155 million related to the effect of currency fluctuation due to a weaker U.S. dollar at September 30, 2011 compared to December 31, 2010. Loss reserves related to our reinsurance assumed business, which is in runoff, decreased by $92 million.
     The increase in gross case and IBNR reserves related to our homeowners, commercial multiple peril and property and marine classes of business during the first nine months of 2011 was due largely to catastrophe losses in the first nine months of 2011 that remained unpaid at September 30. Most of the increase in gross loss reserves related to the effect of currency fluctuation in the first nine months of 2011 impacted our casualty and professional liability classes of business, but these classes also experienced a significant amount of favorable prior year development.
     In establishing the loss reserves of our property and casualty subsidiaries, we consider facts currently known and the present state of the law and coverage litigation. Based on all information currently available, we believe that the aggregate loss reserves at September 30, 2011 were adequate to cover claims for losses that had occurred as of that date, including both those known to us and those yet to be reported. However, as discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010, there are significant uncertainties inherent in the loss reserving process. It is therefore possible that management’s estimate of the ultimate liability for losses that had occurred as of September 30, 2011 may change, which could have a material effect on the Corporation’s results of operations and financial condition.
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
     We estimate that we experienced overall favorable prior year development of about $580 million during the first nine months of 2011 and $155 million in the third quarter compared with favorable prior year development of about $600 million and $200 million, respectively, in the comparable periods of 2010.
     The favorable development in the first nine months of 2011 was primarily in the commercial liability and professional liability classes related mainly to accident years 2007 and prior, and to a lesser extent, in the personal insurance classes. The favorable development in the first nine months of 2010 occurred primarily in the professional liability classes due to continued favorable loss trends related to accident years 2007 and prior and particularly outside the United States, in the commercial liability classes related mainly to accident years 2007 and prior, and in the personal insurance classes.

     Investment Results
          Property and casualty investment income before taxes increased 1% in the first nine months of 2011 and 2% in the third quarter compared with the same periods in 2010. The increase was attributable to the positive impact of foreign currency fluctuation on income from our investments denominated in currencies other than the U.S. dollar and the growth in average invested assets. These positive impacts were mostly offset by the effect of lower average yields on our investment portfolio. The average invested assets of the property and casualty subsidiaries were modestly higher during the first nine months of 2011 compared with the same period of 2010, but growth was limited as a result of the dividend distributions made by the property and casualty subsidiaries to Chubb during the last six months of 2010 and the first six months of 2011. The average yield of our investment portfolio decreased for the first nine months of 2011 compared to the same period of 2010 due to the continuing impact of lower reinvestment yields compared to those on fixed maturity securities that matured, were redeemed by the issuer or were sold since the third quarter of 2010.
          The effective tax rate on investment income was 19.0% in the first nine months of both 2011 and 2010. The effective tax rate on investment income can fluctuate as the proportion of tax exempt investment income relative to total investment income changes from period to period.
          On an after-tax basis, property and casualty investment income increased by 1% in the first nine months of 2011 and the third quarter of 2011 compared with the same periods in 2010. The after-tax annualized yield on the investment portfolio that supports our property and casualty insurance business was 3.24% and 3.28% in the first nine months of 2011 and 2010, respectively.
          If investment yields and average foreign currency to U.S. dollar exchange rates in the fourth quarter of 2011 remain about the same as September 30, 2011 levels, property and casualty investment income after taxes for the year 2011 is expected to be similar to investment income for the year 2010. We expect property and casualty investment income after taxes to decline in the fourth quarter of 2011 compared with the same period in 2010. We expect that lower reinvestment yields will continue to negatively impact our property and casualty investment income into 2012.
     Other Income and Charges
          Other income and charges, which includes miscellaneous income and expenses of the property and casualty subsidiaries, was income of $24 million in the first nine months of 2011 compared with a loss of $5 million in the same period of 2010. The income in the first nine months of 2011 primarily included income from several small property and casualty insurance companies in which we have an interest.
Corporate and Other
          Corporate and other comprises investment income earned on corporate invested assets, interest expense and other expenses not allocated to our operating subsidiaries and the results of our non-insurance subsidiaries.
          Corporate and other produced a loss before taxes of $188 million in the first nine months of 2011 compared to a loss of $160 million for the same period of 2010. The lower loss in the first nine months of 2010 was due to higher investment income, which was largely due to a $20 million special dividend received during the second quarter of 2010 on an equity investment.

Realized Investment Gains and Losses
     Net realized investment gains and losses were as follows:

	Periods Ended September 30
	Nine Months		Third Quarter
	2011	2010	2011	2010
		(in millions)
Net realized gains
Fixed maturities	$23	$54	$15	$8
Equity securities	44	29	16	18
Other invested assets	256	197	47	28

	323	280	78	54

Other-than-temporary impairment losses
Fixed maturities	(1)	(3)	(1)	—
Equity securities	(22)	(6)	(6)	—

	(23)	(9)	(7)	—

Realized investment gains before tax	$300	$271	$71	$54

Realized investment gains after tax	$195	$176	$46	$35

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
     The net realized gains of the limited partnerships reported in the first nine months of 2011 reflected the strong performance of the equity and high yield investment markets in the first quarter of 2011 and the fourth quarter of 2010. The net realized gains of the limited partnerships reported in the first nine months of 2010 reflected the strong performance of the equity and high yield investment markets in the first quarter of 2010 and the fourth quarter of 2009.
     We have not received third quarter 2011 valuations from many of the limited partnerships. As a result of weak performance in the equity markets in the third quarter of 2011, we expect to report an overall decline in our equity in the net assets of these limited partnerships in our fourth quarter 2011 results.
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

     Capital Resources
          Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. At September 30, 2011, the Corporation had shareholders’ equity of $15.6 billion and total debt of $4.0 billion.
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
          In December 2010, the Board of Directors authorized the repurchase of up to 30,000,000 shares of Chubb’s common stock. The authorization has no expiration date. During the first nine months of 2011, we repurchased 21,587,016 shares of Chubb’s common stock in open market transactions at a cost of $1.3 billion. As of September 30, 2011, 6,905,280 shares remained under the share repurchase authorization. We expect to repurchase all of the shares remaining under the authorization by the end of January 2012, subject to market conditions.
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
     For the first nine months of 2011 and 2010, substantial cash from operations was generated by the underwriting and investment activities of our property and casualty subsidiaries. In both periods, this cash was available for the property and casualty subsidiaries to use for investing activities and/or for financing activities, primarily the payment of dividends to Chubb. The property and casualty subsidiaries paid $2.1 billion of dividends to Chubb in the first nine months of 2011 compared with $1.6 billion of dividends paid in the comparable period of 2010. During the first nine months of 2011, cash used by the property and casualty subsidiaries for financing activities exceeded the cash provided by the operating activities by approximately $340 million. In the first nine months of 2010, the excess of cash provided by operations over cash used for financing activities resulted in new cash available for investment by our property and casualty subsidiaries of approximately $275 million. The cash provided by operating activities of the property and casualty subsidiaries was modestly lower in the first nine months of 2011 compared with the same period in 2010 due in part to higher income tax payments and, to a lesser extent, higher loss payments, partially offset by higher premium collections.
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
     Included in the $2.1 billion of dividends paid by the property and casualty subsidiaries to Chubb during the first nine months of 2011 were a $600 million dividend paid in the first quarter and a $1.3 billion dividend paid in the third quarter that were deemed to be extraordinary under applicable insurance regulations due to the limitation on the amount of dividends that may be paid within twelve consecutive months. As a result, regulatory approval was required and obtained for the payment of these dividends. Regulatory approval will be required for the payment of any additional dividends by the subsidiaries during the remainder of 2011. Depending on the timing and amount of dividend payments by the subsidiaries during 2012, such dividends may require prior regulatory approval.
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
     Our objective is to achieve the appropriate mix of taxable and tax exempt securities in our portfolio to balance both investment and tax strategies. At September 30, 2011, 68% of our fixed maturity portfolio that supports our U.S. operations was invested in highly rated tax exempt securities. While about 35% of our tax exempt securities are insured, the effect of insurance on the average credit rating of these securities is insignificant. The insured tax exempt securities in our portfolio have been selected based on the quality of the underlying credit and not the value of the credit insurance enhancement.
     At September 30, 2011, 17% of our taxable fixed maturity portfolio was invested in highly rated mortgage-backed securities. About 35% of these securities are residential mortgage-backed securities, consisting of government agency pass-through securities guaranteed by a government agency or a government sponsored enterprise (GSE), GSE collateralized mortgage obligations (CMOs) and other CMOs, all backed by single family home mortgages. The majority of the CMOs are actively traded in liquid markets. The balance of the mortgage-backed securities are call protected, commercial mortgage-backed securities (CMBS). About 95% of our CMBS are senior securities with the highest level of subordination. The remainder of our CMBS are seasoned securities that were issued in 2004 or earlier.

     The net unrealized appreciation before tax of our fixed maturities and equity securities carried at fair value was $2.3 billion at September 30, 2011 compared with net unrealized appreciation before tax of $1.7 billion at December 31, 2010. Such unrealized appreciation is reflected in accumulated other comprehensive income, net of applicable deferred income tax.
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
     At September 30, 2011 and December 31, 2010, we held an insignificant amount of financial instruments in our investment portfolio for which a lack of market liquidity impacted our determination of fair value.
Accounting Pronouncements Not Yet Adopted
     In October 2010, the Financial Accounting Standards Board issued new guidance related to the accounting for costs associated with acquiring or renewing insurance contracts. The guidance identifies those costs relating to the successful acquisition of new or renewal insurance contracts that should be capitalized. This guidance is effective for the Corporation for the year beginning January 1, 2012 and may be applied prospectively or retrospectively. We are continuing to assess the effect that implementation of the new guidance will have on the Corporation’s financial position and results of operations. The Corporation expects to elect retrospective application of the guidance. Under retrospective application, deferred policy acquisition costs and related deferred taxes would be reduced as of the beginning of the earliest period presented in the financial statements with a corresponding reduction to shareholders’ equity. The adoption of the new guidance during the first quarter of 2012 is currently expected to reduce the Corporation’s deferred policy acquisition costs as of December 31, 2011 by approximately 22% to 27% and shareholders’ equity by approximately $250 million to $300 million.

Item 4 — Controls and Procedures
     As of September 30, 2011, an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) was performed under the supervision and with the participation of the Corporation’s management, including Chubb’s chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2011.
     During the quarter ended September 30, 2011, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     The following table summarizes Chubb’s stock repurchased each month in the quarter ended September 30, 2011:

			Total Number of	Maximum Number of
			Shares Purchased	Shares that May
	Total Number	Average	as Part of	Yet Be Purchased
	of Shares	Price Paid	Publicly Announced	Under the
	Purchased(a)	Per Share	Plans or Programs	Plans or Programs(b)
Period

July 2011	1,131,604	$62.41	1,131,604	13,770,849

August 2011	4,937,337	59.57	4,937,337	8,833,512

September 2011	1,928,232	59.58	1,928,232	6,905,280

Total	7,997,173	59.97	7,997,173

(a)	The stated amounts exclude 361 shares delivered to Chubb during the month of August 2011 by employees of the Corporation to cover option exercise prices in connection with the Corporation’s stock-based compensation plans.
(b)	On December 9, 2010, the Board of Directors authorized the repurchase of up to 30,000,000 shares of common stock. The authorization has no expiration date.

Item 6 — Exhibits

Exhibit
Number		Description
	-	Rule 13a-14(a)/15d-14(a) Certifications
31.1		Certification by John D. Finnegan filed herewith.
31.2		Certification by Richard G. Spiro filed herewith.

	-	Section 1350 Certifications
32.1		Certification by John D. Finnegan filed herewith.
32.2		Certification by Richard G. Spiro filed herewith.

	-	Interactive Data File
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, The Chubb Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHUBB CORPORATION
(Registrant)
By:	/s/ John J. Kennedy
John J. Kennedy
Senior Vice-President and Chief Accounting Officer

Date: November 7, 2011