Form 10-K
period 2011-12-31
CHUBB CORP
filed 2012-02-27
CIK 20171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File No. 1-8661

The Chubb Corporation
(Exact name of registrant as specified in its charter)

New Jersey	13-2595722
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
15 Mountain View Road Warren, New Jersey	07059
(Address of principal executive offices)	(Zip Code)
(908) 903-2000 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
(Title of each class)	(Name of each exchange on which registered)
Common Stock, par value $1 per share	New York Stock Exchange
Series B Participating Cumulative	New York Stock Exchange
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [✓]

The aggregate market value of common stock held by non-affiliates of the registrant was $17,852,043,816 as of June 30, 2011, computed on the basis of the closing sale price of the common stock on that date.

271,126,567
Number of shares of common stock outstanding as of February 10, 2012

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

PART I.

Item 1.	Business

General

The Chubb Corporation (Chubb) was incorporated as a business corporation under the laws of the State of New Jersey in June 1967. Chubb and its subsidiaries are referred to collectively as the Corporation. Chubb is a holding company for a family of property and casualty insurance companies known informally as the Chubb Group of Insurance Companies (the P&C Group). Since 1882, the P&C Group has provided property and casualty insurance to businesses and individuals around the world. According to A.M. Best, the P&C Group is the 12th largest U.S. property and casualty insurance group based on 2010 net written premiums.

At December 31, 2011, the Corporation had total assets of $50.9 billion and shareholders’ equity of $15.6 billion. Revenues, income before income tax and assets for each operating segment for the three years ended December 31, 2011 are included in Note (14) of the Notes to Consolidated Financial Statements. The Corporation employed approximately 10,100 persons worldwide on December 31, 2011.

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

The P&C Group provides insurance coverages principally in the United States, Canada, Europe, Australia, and parts of Latin America and Asia. Revenues of the P&C Group by geographic area for the three years ended December 31, 2011 are included in Note (14) of the Notes to Consolidated Financial Statements.

The principal members of the P&C Group are Federal Insurance Company (Federal), Pacific Indemnity Company (Pacific Indemnity), Executive Risk Indemnity Inc. (Executive Risk Indemnity), Great Northern Insurance Company (Great Northern), Vigilant Insurance Company (Vigilant), Chubb National Insurance Company (Chubb National), Chubb Indemnity Insurance Company (Chubb Indemnity), Chubb Custom Insurance Company, Executive Risk Specialty Insurance Company (Executive Risk Specialty), Northwestern Pacific Indemnity Company, Texas Pacific Indemnity Company (Texas Pacific Indemnity) and Chubb Insurance Company of New Jersey (Chubb New Jersey) in the United States, as well as Chubb Atlantic Indemnity Ltd. (a Bermuda company), Chubb Insurance Company of Canada, Chubb Insurance Company of Europe SE, Chubb Capital Ltd. (a United Kingdom company),

Chubb Insurance Company of Australia Ltd., Chubb Argentina de Seguros, S.A., Chubb Insurance (China) Company Limited and Chubb do Brasil Companhia de Seguros.

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

Premiums Written

A summary of the P&C Group’s premiums written during the past three years is shown in the following table:

	Direct	Reinsurance	Reinsurance	Net
	Premiums	Premiums	Premiums	Premiums
Year	Written	Assumed(a)	Ceded(a)	Written
	(in millions)
2011	$12,302	$548	$1,092	$11,758
2010	11,952	391	1,107	11,236
2009	11,813	370	1,106	11,077

(a) Intercompany items eliminated.

The net premiums written during the last three years for major classes of the P&C Group’s business are included in the Property and Casualty Insurance — Underwriting Results section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

One or more members of the P&C Group are licensed and transact business in each of the 50 states of the United States, the District of Columbia, Puerto Rico, the Virgin Islands, Canada, Europe, Australia, and parts of Latin America and Asia. In 2011, approximately 75% of the P&C Group’s direct premiums written were produced in the United States, where the P&C Group’s businesses enjoy broad geographic distribution with a particularly strong market presence in the Northeast. The five states accounting for the largest amounts of direct premiums written were New York with 12%, California with 9%, Texas with 5%, Florida with 4% and New Jersey with 4%. Of the approximately 25% of the P&C Group’s direct premiums written that were produced outside of the United States, approximately 5% were produced in the United Kingdom, 5% in Canada, 4% in Brazil and 3% in Australia.

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

Another frequently used measurement in the property and casualty insurance industry is the ratio of statutory net premiums written to policyholders’ surplus. At December 31, 2011 and 2010, the ratio for the P&C Group was 0.84 and 0.77, respectively.

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

The P&C Group continues to emphasize early and accurate reserving, inventory management of claims and suits, and control of the dollar value of settlements. The number of outstanding claims at year-end 2011 was approximately 11% higher than the number at year-end 2010 primarily due to an increase in outstanding catastrophe claims. The number of new arising claims during 2011 was approximately 8% higher than in the prior year.

Additional information related to the P&C Group’s estimates related to unpaid losses and loss adjustment expenses and the uncertainties in the estimation process is presented in the Property and Casualty Insurance — Loss Reserves section of MD&A.

The table on page 7 presents the subsequent development of the estimated year-end liability for unpaid losses and loss adjustment expenses, net of reinsurance recoverable, for the ten years prior to 2011.

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

The upper section of the table shows the reestimated amount of the previously recorded net liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of losses for each individual year. The increase or decrease is reflected in operating results of the period in which the estimate is changed. The “cumulative deficiency (redundancy)” as shown in the table represents the aggregate change in the reserve estimates from the original balance sheet dates through December 31, 2011. The amounts noted are cumulative in nature; that is, an increase in a loss estimate that is related to a prior period occurrence generates a deficiency in each intermediate year. For example, a deficiency recognized in 2011 relating to losses incurred prior to December 31, 2001 would be included in the cumulative deficiency amount for each year in the period 2001 through 2010. Yet, the deficiency would be reflected in operating results only in 2011. The effect of changes in estimates of the liabilities for losses occurring in prior years on income before income taxes in each of the past three years is shown in the reconciliation of the beginning and ending liability for unpaid losses and loss adjustment expenses in the Property and Casualty Insurance — Loss Reserves section of MD&A.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT

	December 31
Year Ended	2001	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011
	(in millions)

Net Liability for Unpaid Losses and Loss Adjustment Expenses	$11,010	$12,642	$14,521	$16,809	$18,713	$19,699	$20,316	$20,155	$20,786	$20,901	$21,329

Net Liability Reestimated as of:
One year later	11,799	13,039	14,848	16,972	18,417	19,002	19,443	19,393	20,040	20,134
Two years later	12,143	13,634	15,315	17,048	17,861	18,215	18,619	18,685	19,229
Three years later	12,642	14,407	15,667	16,725	17,298	17,571	18,049	17,965
Four years later	13,246	14,842	15,584	16,526	16,884	17,184	17,510
Five years later	13,676	14,907	15,657	16,411	16,636	16,829
Six years later	13,812	15,064	15,798	16,310	16,459
Seven years later	13,994	15,255	15,802	16,231
Eight years later	14,218	15,305	15,801
Nine years later	14,301	15,323
Ten years later	14,344

Total Cumulative Net Deficiency (Redundancy)	3,334	2,681	1,280	(578)	(2,254)	(2,870)	(2,806)	(2,190)	(1,557)	(767)

Cumulative Net Deficiency Related to Asbestos and Toxic Waste Claims (Included in Above Total)	1,521	780	530	455	420	396	308	223	133	72

Cumulative Amount of Net Liability Paid as of:
One year later	3,135	3,550	3,478	3,932	4,118	4,066	4,108	4,063	4,074	4,300
Two years later	5,499	5,911	6,161	6,616	6,896	6,789	6,565	6,711	6,831
Three years later	7,133	7,945	8,192	8,612	8,850	8,554	8,436	8,605
Four years later	8,564	9,396	9,689	10,048	10,089	9,884	9,734
Five years later	9,588	10,543	10,794	10,977	10,994	10,821
Six years later	10,366	11,353	11,530	11,606	11,697
Seven years later	10,950	11,915	12,037	12,149
Eight years later	11,390	12,292	12,497
Nine years later	11,681	12,652
Ten years later	11,991

Gross Liability, End of Year	$15,515	$16,713	$17,948	$20,292	$22,482	$22,293	$22,623	$22,367	$22,839	$22,718	$23,068
Reinsurance Recoverable, End of Year	4,505	4,071	3,427	3,483	3,769	2,594	2,307	2,212	2,053	1,817	1,739

Net Liability, End of Year	$11,010	$12,642	$14,521	$16,809	$18,713	$19,699	$20,316	$20,155	$20,786	$20,901	$21,329

Reestimated Gross Liability	$19,894	$20,209	$19,667	$19,680	$19,975	$19,296	$19,678	$20,083	$21,235	$21,890
Reestimated Reinsurance Recoverable	5,550	4,886	3,866	3,449	3,516	2,467	2,168	2,118	2,006	1,756

Reestimated Net Liability	$14,344	$15,323	$15,801	$16,231	$16,459	$16,829	$17,510	$17,965	$19,229	$20,134

Cumulative Gross Deficiency (Redundancy)	$4,379	$3,496	$1,719	$(612)	$(2,507)	$(2,997)	$(2,945)	$(2,284)	$(1,604)	$(828)

The subsequent development of the net liability for unpaid losses and loss adjustment expenses as of year-ends 2001 through 2003 was adversely affected by substantial unfavorable development related to asbestos and toxic waste claims. The cumulative net deficiencies experienced related to asbestos and toxic waste claims were the result of: (1) an increase in the actual number of claims filed; (2) an increase in the estimated number of potential claims; (3) an increase in the severity of actual and potential claims; (4) an increasingly adverse litigation environment; and (5) an increase in litigation costs associated with such claims. For the years 2001 through 2003, in addition to the unfavorable development related to asbestos and toxic waste claims, there was significant unfavorable development in the professional liability classes — principally directors and officers liability and errors and omissions liability, due in large part to adverse loss trends related to corporate failures and allegations of management misconduct and accounting irregularities — and, to a lesser extent, workers’ compensation and commercial casualty classes. For the years 2004 through 2010, unfavorable development related to asbestos and toxic waste claims was more than offset by significant favorable development, primarily in the professional liability classes and more recently in the commercial casualty classes due to favorable loss trends in recent years and in the commercial property and homeowners classes due to lower than expected emergence of losses.

Conditions and trends that have affected development of the liability for unpaid losses and loss adjustment expenses in the past will not necessarily recur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on the data in this table.

The middle section of the table on page 7 shows the cumulative amount paid with respect to the reestimated net liability as of the end of each succeeding year. For example, in the 2001 column, as of December 31, 2011 the P&C Group had paid $11,991 million of the currently estimated $14,344 million of net losses and loss adjustment expenses that were unpaid at the end of 2001; thus, an estimated $2,353 million of net losses incurred on or before December 31, 2001 remain unpaid as of December 31, 2011, approximately 37% of which relates to asbestos and toxic waste claims.

The lower section of the table on page 7 shows the gross liability, reinsurance recoverable and net liability recorded at the balance sheet date for each of the indicated years and the reestimation of these amounts as of December 31, 2011.

The liability for unpaid losses and loss adjustment expenses, net of reinsurance recoverable, reported in the accompanying consolidated financial statements prepared in accordance with generally accepted accounting principles (GAAP) comprises the liabilities of U.S. and foreign members of the P&C Group as follows:

	December 31
	2011	2010
	(in millions)

U.S. subsidiaries	$17,500	$17,193
Foreign subsidiaries	3,829	3,708

	$21,329	$20,901

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

The investment results of the P&C Group for each of the past three years are shown in the following table:

	Average
	Invested	Investment	Percent Earned
Year	Assets(a)	Income(b)	Before Tax	After Tax
	(in millions)

2011	$38,901	$1,562	4.02%	3.25%
2010	38,288	1,558	4.07	3.29
2009	36,969	1,549	4.19	3.39

(a)	Average of amounts with fixed maturity securities at amortized cost, equity securities at fair value and other invested assets, which include private equity limited partnerships carried at the P&C Group’s equity in the net assets of the partnerships.

(b)	Investment income after deduction of investment expenses, but before applicable income tax.

Competition

There are numerous property and casualty insurance companies operating in the United States as well as in the international jurisdictions in which we write business. Accordingly, the property and casualty insurance industry is highly competitive both as to price and service. Members of the P&C Group compete not only with other stock companies but also with mutual companies, other underwriting organizations and alternative risk sharing mechanisms. Some competitors produce their business at a lower cost through the use of salaried personnel rather than independent agents and brokers. Rates are not uniform among insurers and vary according to the types of insurers, product coverage and methods of operation. The P&C Group competes for business not only on the basis of price, but also on the basis of financial strength, availability of coverage desired by customers and quality of service, including claim adjustment service. The P&C Group’s products and services are generally designed to serve specific customer groups or needs and to offer a degree of customization that is of value to the insured. The P&C Group continues to work closely with its distribution network of agents and brokers as well as customers and to reinforce with them the stability, expertise and added value the P&C Group’s products provide.

There are approximately 2,500 property and casualty insurance companies in the United States operating independently or in groups and no single company or group is dominant across all lines of business or jurisdictions. However, the relatively large size and underwriting capacity of the P&C Group provide it opportunities not available to smaller companies.

Regulation and Premium Rates

Chubb is a holding company with subsidiaries primarily engaged in the property and casualty insurance business. In the United States, Chubb and the companies within the P&C Group are subject to regulation by certain states as members of an insurance holding company system. All states have enacted legislation that regulates insurance holding company systems such as the Corporation. This legislation generally provides that each insurance company in the system is required to register with the department of insurance of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. All transactions within a holding company system affecting insurers must be fair and equitable. Notice to the insurance commissioners is required prior to the consummation of transactions affecting the ownership or control of an insurer and of certain material transactions between an insurer and any person in its holding company system and, in addition, certain of such transactions cannot be consummated without the commissioners’ prior approval. Recent amendments to the model holding company law and regulation adopted by the National Association of Insurance Commissioners (NAIC), if passed by the state legislatures, will require insurance holding company systems to provide regulators with more information about the risks posed by any non-insurance company subsidiaries in the holding company system.

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

State insurance departments impose regulations that, among other things, establish the standards of solvency that must be met and maintained. The NAIC has a risk-based capital requirement for property and casualty insurance companies. The risk-based capital formula is used by all state regulatory authorities to identify insurance companies that may be undercapitalized and that merit further regulatory attention. The formula prescribes a series of risk measurements to determine a minimum capital amount for an insurance company, based on the profile of the individual company. The ratio of a company’s actual policyholders’ surplus to its minimum capital requirement will determine whether any state regulatory action is required. At December 31, 2011, each member of the P&C Group had more than sufficient capital to meet the risk-based capital requirement. The NAIC periodically reviews the risk-based capital formula and changes to the formula could be considered in the future. The NAIC recently has undertaken a Solvency Modernization Initiative focused on updating the U.S. insurance solvency regulation framework, including capital requirements, governance and risk management, group supervision, accounting and financial reporting and reinsurance. Among the changes under consideration by the NAIC is implementation of an Own Risk and Solvency Assessment (ORSA) rule that would require insurers to measure and share with solvency regulators their internal assessment of capital needs for the entire holding company group, including non-insurance subsidiaries.

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

In all states, insurers authorized to transact certain classes of property and casualty insurance are required to become members of an insolvency fund. In the event of the insolvency of a licensed insurer writing a class of insurance covered by the fund in the state, companies in the P&C Group, together with the other fund members, are assessed in order to provide the funds necessary to pay certain claims against the insolvent insurer. Generally, fund assessments are proportionately based on the members’ written premiums for the classes of insurance written by the insolvent insurer. In certain states, the P&C Group can recover a portion of these assessments through premium tax offsets or policyholder surcharges. In 2011, assessments of the members of the P&C Group were insignificant. The amount of future assessments cannot be reasonably estimated and can vary significantly from year to year.

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

Although the federal government and its regulatory agencies generally do not directly regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law in July 2010, two federal government bodies, the Federal Insurance Office (FIO) and the Financial Stability Oversight Council (FSOC), were created which may impact the regulation of insurance. Although the FIO is prohibited from directly regulating the business of insurance, it has authority to represent the United States in international insurance matters and has limited powers to preempt certain types of state insurance laws. The FIO also can recommend to the FSOC that it designate an insurer as an entity posing risks to U.S. financial stability in the event of the insurer’s material financial distress or failure. An insurer so designated by FSOC could be subject to Federal Reserve supervision and heightened prudential standards. Other current and proposed federal measures that may significantly affect the P&C Group’s business and the market as a whole include those concerning federal terrorism insurance, tort law, natural catastrophes, corporate governance, ergonomics, health care reform including the containment of medical costs, privacy, e-commerce, international trade, federal regulation of insurance companies and the taxation of insurance companies.

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

Outside the United States, the extent of insurance regulation varies significantly among the countries in which the P&C Group operates, and regulatory and political developments in international markets could impact the P&C Group’s business. Some countries have minimal regulatory requirements, while others regulate insurers extensively. Foreign insurers in many countries are subject to greater restrictions than domestic competitors. In certain countries, the P&C Group has incorporated insurance subsidiaries locally to improve its competitive position. Regulators in many countries are working with the International Association of Insurance Supervisors (IAIS) to consider changes to insurance company solvency standards and group supervision of companies in a holding company system, including noninsurance companies. These IAIS initiatives include a set of Insurance Core Principles (ICPs) for a globally-accepted framework for insurance sector regulation and supervision and the Common Framework for the Supervision of Internationally Active Insurance Groups (ComFrame). The European Union Solvency II directive, being implemented to harmonize insurance regulation across the European Union member states, will require regulated companies such as the P&C Group’s European operations to meet new requirements in relation to risk and capital management. Solvency II is scheduled to be effective January 1, 2013, but will not be fully enforced until January 1, 2014.

Legislative and judicial developments pertaining to asbestos and toxic waste exposures are discussed in the Property and Casualty Insurance — Loss Reserves section of MD&A.

Real Estate

The Corporation’s wholly owned subsidiary, Bellemead Development Corporation (Bellemead), and its subsidiaries were involved in commercial development activities primarily in New Jersey and residential development activities primarily in central Florida. The real estate operations are in runoff.

Chubb Financial Solutions

Chubb Financial Solutions (CFS) provided customized financial products, primarily derivative financial instruments, to corporate clients. CFS has been in runoff since 2003. Since that date, CFS has terminated early or run off nearly all of its contractual obligations within its financial products portfolio. Additional information related to CFS’s operations is included in the Corporate and Other — Chubb Financial Solutions section of MD&A.

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

As a property and casualty insurance holding company, our insurance operations expose us to claims arising out of catastrophes. Catastrophes can be caused by various natural perils, including hurricanes and other windstorms, earthquakes, tsunamis, tidal waves, severe winter weather and brush fires. Catastrophes can also be man-made, such as a terrorist attack. The frequency and severity of catastrophes are inherently unpredictable. It is possible that both the frequency and severity of natural and man-made catastrophic events will increase.

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

We utilize proprietary and third party catastrophe modeling tools to assist us in managing our catastrophe exposures. These models rely on various methodologies and assumptions which are subjective and subject to uncertainty. The methodologies and assumptions also may be changed from time to time by the third party modeling company. The use of different methodologies or assumptions would result in the model generating substantially different estimations of our catastrophe exposures. Moreover, modeled loss estimates may be materially different from actual results.

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

During prolonged periods of low interest rates and investment returns, we may not be able to invest new money generated by our operations or reinvest funds at rates that generate the same level of investment income generated by our existing invested assets, which could have a material adverse effect on our results of operations and financial condition.

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

We are exposed to credit risk and foreign currency risk in our business operations and in our investment portfolio.

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

We report our financial results in U.S. dollars, but a significant amount of the business we write and expenses we incur outside the United States are denominated in currencies other than the U.S. dollar. In addition, a substantial portion of our investment portfolio is denominated in non-U.S. dollar currencies. As a result, changes in the strength of the U.S. dollar relative to these foreign currencies could adversely affect our results of operations and financial condition.

Our exposure to any of the above credit risks and foreign currency risk could have a material adverse effect on our results of operations or financial condition.

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

Virtually all states in which we operate require the P&C Group, together with other insurers licensed to do business in that state, to bear a portion of the loss suffered by some insureds as the result of impaired or insolvent insurance companies. In addition, in various states, our insurance subsidiaries must participate in mandatory arrangements to provide various types of insurance coverage to individuals or other entities that otherwise are unable to purchase that coverage from private insurers. A few states require us to purchase reinsurance from a mandatory reinsurance fund. Such reinsurance funds can create a credit risk for insurers if not adequately funded by the state and, in some cases, the existence of a reinsurance fund could affect the prices charged for our policies. The effect of these and similar arrangements could reduce our profitability in any given period or limit our ability to grow our business.

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

Although the federal government and its regulatory agencies generally do not directly regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways. Current and proposed federal measures that may significantly affect the P&C Group’s business and the market as a whole include measures concerning federal terrorism insurance, systemic risk regulation, tort law, natural catastrophes, corporate governance, ergonomics, health care reform including containment of medical costs, privacy, e-commerce, international trade, federal regulation of insurance companies and the taxation of insurance companies. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law in July 2010, two federal government bodies, the Federal Insurance Office (FIO) and the Financial Stability Oversight Council (FSOC), were created which may impact the regulation of insurance. Although the FIO is prohibited from directly regulating the business of insurance, it has authority to represent the United States in international insurance matters and has limited powers to preempt certain types of state insurance laws. The FIO also can recommend to the FSOC that it designate an insurer as an entity posing risks to U.S. financial stability in the event of the insurer’s material financial distress or failure. An insurer so designated by FSOC could be subject to Federal Reserve supervision and heightened prudential standards. While we do not believe the P&C Group or any of its companies are systemically significant, it is possible the FSOC could conclude otherwise. If the FSOC were to designate the P&C Group or any of its insurance subsidiaries for supervision by the Federal Reserve, it could place more restrictions on our ability to conduct business and may result in higher costs, increased capital requirements and lower profitability. Even if an insurance company is not designated as a systemically important institution, it still could be adversely impacted by new rules governing such institutions, as non-bank financial institutions may, under certain circumstances, be subject to possible assessment to fund the orderly resolution of a financially distressed systemically important financial institution.

Our insurance subsidiaries also are subject to extensive regulation and supervision in jurisdictions outside the United States. Regulators in many countries are working with the International Association of Insurance Supervisors (IAIS) to consider changes to insurance company solvency standards and group supervision of companies in a holding company system, including noninsurance companies. Some IAIS initiatives are particularly focused on the supervision of internationally active insurance groups, such as the P&C Group. The European Union Solvency II directive will require regulated companies such as the P&C Group’s European operations to meet new requirements in relation to risk and capital management. A U.S. parent of an European Union subsidiary could be subject to certain Solvency II requirements if the U.S. state-based regulatory system is not deemed “equivalent” to Solvency II. Solvency II is scheduled to be effective January 1, 2013 and will be fully enforced beginning January 1, 2014. Such proposed or future legislation and regulatory initiatives in countries where we operate, if adopted, may be more restrictive on our ability to conduct business than current regulatory requirements or may result in higher costs, increased capital requirements and lower profitability.

The IAIS also is working with the Financial Stability Board (FSB) to decide if any insurers should be designated globally significant financial institutions. While we do not believe the P&C Group or any of its companies are globally systemically significant institutions, it is possible the FSB could conclude otherwise. The ramifications of an FSB globally systemically significant designation for the P&C Group or any of its insurance subsidiaries is unknown at this time; however, it is likely to result in greater regulatory scrutiny and could place more restrictions on our ability to conduct business, result in higher costs, increased capital requirements or lower profitability.

Changes in accounting principles and financial reporting requirements may impact the manner in which we present our results of operations and financial condition.

The Financial Accounting Standards Board (FASB) and the Securities and Exchange Commission may issue from time to time new accounting and reporting standards or changes in the interpretation of existing standards. These new standards or changes in interpretation could have an effect on how we report our results of operations and financial condition in the future.

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

As part of our international operations, we engage in transactions denominated in currencies other than the U.S. dollar. To reduce our exposure to currency fluctuation, we attempt to match the currency of the liabilities we incur under insurance policies with assets denominated in the same local currency. However, in the event that we underestimate our exposure, negative movements in the U.S. dollar versus the local currency will exacerbate the impact of the exposure on our results of operations and financial condition.

We report the results of our international operations on a consolidated basis with our domestic business. These results are reported in U.S. dollars. A significant portion of the business we write outside the United States, however, is transacted in local currencies. Consequently, fluctuations in the relative value of local currencies in which the policies are written versus the U.S. dollar can mask the underlying trends in our international business.

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

Our computer, information technology and telecommunications systems, which we use to conduct our business, interface with and rely upon third party systems. Systems failures or outages could compromise our ability to perform business functions in a timely manner, which could harm our ability to conduct business and hurt our relationships with our business partners and customers.

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

Our systems could also be subject to physical break-ins, electronic hacking, and subject to similar disruptions from unauthorized tampering. This may impede or interrupt our business operations, which could have a material adverse effect on our results of operations or financial condition. In addition, such events could result in data security breaches. Any breach of data security could damage our reputation and/or result in monetary damages, which, in turn, could have a material adverse effect on our results of operations or financial condition.

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

Item 3.  Legal Proceedings

The information required with respect to Item 3 is included in Note (13)(a) of the Notes to Consolidated Financial Statements, which information is incorporated by reference into this Item 3.

Executive Officers of the Registrant

		Year of
	Age(a)	Election(b)
John D. Finnegan, Chairman, President and Chief Executive Officer	63	2002
W. Brian Barnes, Senior Vice President and Chief Actuary of Chubb & Son, a division of Federal	49	2008
Maureen A. Brundage, Executive Vice President and General Counsel	55	2005
Robert C. Cox, Executive Vice President of Chubb & Son, a division of Federal	53	2003
John J. Kennedy, Senior Vice President and Chief Accounting Officer	56	2008
Mark P. Korsgaard, Executive Vice President of Chubb & Son, a division of Federal	56	2010
Paul J. Krump, President of Commercial and Specialty Lines of Chubb & Son, a division of Federal	52	2001
Harold L. Morrison, Jr., Executive Vice President, Chief Global Field Officer and Chief Administrative Officer of Chubb & Son, a division of Federal	54	2008
Steven R. Pozzi, Executive Vice President of Chubb & Son, a division of Federal	55	2009
Dino E. Robusto, President of Personal Lines and Claims of Chubb & Son, a division of Federal	53	2006
Richard G. Spiro, Executive Vice President and Chief Financial Officer	47	2008
Kathleen M. Tierney, Executive Vice President of Chubb & Son, a division of Federal	43	2010

(a)	Ages listed above are as of April 24, 2012.

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

The common stock of Chubb is listed and principally traded on the New York Stock Exchange (NYSE) under the trading symbol “CB”. The following are the high and low closing sale prices as reported on the NYSE Composite Tape and the quarterly dividends declared per share for each quarter of 2011 and 2010.

	2011
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Common stock prices
High	$61.31	$65.87	$64.45	$70.31
Low	57.32	60.50	55.43	58.12
Dividends declared	.39	.39	.39	.39

	2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Common stock prices
High	$52.47	$53.75	$58.14	$60.23
Low	47.66	49.10	49.20	56.05
Dividends declared	.37	.37	.37	.37

At February 10, 2012, there were approximately 8,000 common shareholders of record.

The declaration and payment of future dividends to Chubb’s shareholders will be at the discretion of Chubb’s Board of Directors and will depend upon many factors, including the Corporation’s operating results, financial condition and capital requirements, and the impact of regulatory constraints discussed in Note (17)(e) of the Notes to Consolidated Financial Statements.

The following table summarizes Chubb’s repurchases of its common stock during each month in the quarter ended December 31, 2011.

			Total Number of	Maximum Number of
	Total		Shares Purchased as	Shares that May Yet Be
	Number of		Part of Publicly	Purchased Under
	Shares	Average Price	Announced Plans or	the Plans or
Period	Purchased(a)	Paid Per Share	Programs	Programs(b)

October 2011	443,900	$58.70	443,900	6,461,380
November 2011	2,795,903	65.37	2,795,903	3,665,477
December 2011	2,756,070	68.04	2,756,070	909,407

Total	5,995,873	66.10	5,995,873

(a)	The stated amounts exclude 2,050 shares and 227 shares delivered to Chubb during the months of October 2011 and December 2011, respectively, by employees of the Corporation to cover option exercise prices in connection with the Corporation’s stock-based compensation plans.

(b)	On December 9, 2010, the Board of Directors authorized the repurchase of up to 30,000,000 shares of Chubb’s common stock. On January 26, 2012, the Board of Directors authorized the repurchase of up to $1.2 billion of Chubb’s common stock. These authorizations have no expiration date.

Stock Performance Graph

The following performance graph compares the performance of Chubb’s common stock during the five-year period from December 31, 2006 through December 31, 2011 with the performance of the Standard & Poor’s 500 Index and the Standard & Poor’s Property & Casualty Insurance Index. The graph plots the changes in value of an initial $100 investment over the indicated time periods, assuming all dividends are reinvested.

Cumulative Total Return
Based upon an initial investment of $100 on December 31, 2006 with dividends reinvested

	December 31
	2006	2007	2008	2009	2010	2011

Chubb	$100	$105	$101	$101	$125	$149
S&P 500	100	105	66	84	97	99
S&P 500 Property & Casualty Insurance	100	86	61	68	74	74

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

Item 6.  Selected Financial Data

	2011	2010	2009	2008	2007
	(in millions except for per share amounts)

FOR THE YEAR
Revenues
Property and Casualty Insurance
Premiums Earned	$11,644	$11,215	$11,331	$11,828	$11,946
Investment Income	1,598	1,590	1,585	1,652	1,622
Other Revenues	—	—	2	4	11
Corporate and Other	55	88	75	108	154
Realized Investment Gains (Losses), Net	288	426	23	(371)	374

Total Revenues	$13,585	$13,319	$13,016	$13,221	$14,107

Income
Property and Casualty Insurance
Underwriting Income	$574	$1,222	$1,631	$1,361	$2,116
Investment Income	1,562	1,558	1,549	1,622	1,590
Other Income (Charges)	21	2	(3)	9	6

Property and Casualty Insurance Income	2,157	2,782	3,177	2,992	3,712
Corporate and Other	(246)	(220)	(238)	(214)	(149)
Realized Investment Gains (Losses), Net	288	426	23	(371)	374

Income Before Income Tax	2,199	2,988	2,962	2,407	3,937
Federal and Foreign Income Tax	521	814	779	603	1,130

Net Income	$1,678	$2,174	$2,183	$1,804	$2,807

Per Share
Net Income	$5.76	$6.76	$6.18	$4.92	$7.01
Dividends Declared on Common Stock	1.56	1.48	1.40	1.32	1.16

AT DECEMBER 31
Total Assets	$50,865	$50,249	$50,449	$48,429	$50,574
Long Term Debt	3,575	3,975	3,975	3,975	3,460
Total Shareholders’ Equity	15,574	15,530	15,634	13,432	14,445
Book Value Per Share	57.15	52.24	47.09	38.13	38.56

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition of the Corporation as of December 31, 2011 compared with December 31, 2010 and the results of operations for each of the three years in the period ended December 31, 2011. This discussion should be read in conjunction with the consolidated financial statements and related notes and the other information contained in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this document are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 (PSLRA). These forward-looking statements are made pursuant to the safe harbor provisions of the PSLRA and include statements regarding our loss reserve and reinsurance recoverable estimates; asbestos and toxic waste liabilities and related developments; the number and severity of surety-related claims; the impact of an improving economy on our business; the impact of changes to our reinsurance program in 2011 and the cost of reinsurance in 2012; the adequacy of the rates at which we renewed and wrote new business; premium volume, pricing and competition in 2012; actions we may take in connection with our estimates of our exposure to catastrophes; property and casualty investment income during 2012; cash flows generated by our fixed income investments; currency rate fluctuations; estimates with respect to our credit derivatives exposure; the repurchase of common stock under our share repurchase program; our capital adequacy and funding of liquidity needs; the expected impact of new guidance related to accounting for costs associated with acquiring or renewing insurance contracts; the funding and timing of loss payments; and the redemption of our capital securities. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. These statements are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties, which include, among others, those discussed or identified from time to time in our public filings with the Securities and Exchange Commission and those associated with:

•	global political conditions and the occurrence of terrorist attacks, including any nuclear, biological, chemical or radiological events;

•	the effects of the outbreak or escalation of war or hostilities;

•	premium pricing and profitability or growth estimates overall or by lines of business or geographic area, and related expectations with respect to the timing and terms of any required regulatory approvals;

•	adverse changes in loss cost trends;

•	our ability to retain existing business and attract new business;

•	our expectations with respect to cash flow and investment income and with respect to other income;

•	the adequacy of loss reserves, including:

•	our expectations relating to reinsurance recoverables;

•	the willingness of parties, including us, to settle disputes;

•	developments in judicial decisions or regulatory or legislative actions relating to coverage and liability, in particular, for asbestos, toxic waste and other mass tort claims;

•	development of new theories of liability;

•	our estimates relating to ultimate asbestos liabilities; and

•	the impact from the bankruptcy protection sought by various asbestos producers and other related businesses;

•	the availability and cost of reinsurance coverage;

•	the occurrence of significant weather-related or other natural or human-made disasters, particularly in locations where we have concentrations of risk;

•	the impact of economic factors on companies on whose behalf we have issued surety bonds, and in particular, on those companies that file for bankruptcy or otherwise experience deterioration in creditworthiness;

•	the effects of disclosures by, and investigations of, companies relating to possible accounting irregularities, practices in the financial services industry, investment losses or other corporate governance issues, including:

•	the effects on the capital markets and the markets for directors and officers and errors and omissions insurance;

•	claims and litigation arising out of actual or alleged accounting or other corporate malfeasance by other companies;

•	claims and litigation arising out of practices in the financial services industry;

•	claims and litigation relating to uncertainty in the credit and broader financial markets; and

•	legislative or regulatory proposals or changes;

•	the effects of changes in market practices in the U.S. property and casualty insurance industry arising from any legal or regulatory proceedings, related settlements and industry reform, including changes that have been announced and changes that may occur in the future;

•	the impact of legislative, regulatory and similar developments on our business, including those relating to terrorism, catastrophes, the financial markets, solvency standards, capital requirements and accounting guidance;

•	any downgrade in our claims-paying, financial strength or other credit ratings;

•	the ability of our subsidiaries to pay us dividends;

•	general political, economic and market conditions, whether globally or in the markets in which we operate, including:

•	changes in interest rates, market credit spreads and the performance of the financial markets;

•	currency fluctuations;

•	the effects of inflation;

•	changes in domestic and foreign laws, regulations and taxes;

•	changes in competition and pricing environments;

•	regional or general changes in asset valuations;

•	the inability to reinsure certain risks economically; and

•	changes in the litigation environment;

•	our ability to implement management’s strategic plans and initiatives.

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

•	Net income was $1.7 billion in 2011 and $2.2 billion in both 2010 and 2009. The decrease in net income in 2011 compared with 2010 was due primarily to lower operating income and, to a lesser extent, lower net realized investment gains. Net income was similar in 2010 and 2009 as lower operating income in 2010 was offset by higher net realized investment gains. We define operating income as net income excluding realized investment gains and losses after tax.

•	Operating income was $1.5 billion in 2011, $1.9 billion in 2010 and $2.2 billion in 2009. The lower operating income in 2011 compared with that in 2010 and in 2010 compared with that in 2009 was due to lower underwriting income in our property and casualty insurance business, attributable in large part to an increasingly higher impact of catastrophes. Property and casualty investment income was flat in 2011 and increased slightly in 2010 compared with the respective prior year. Management uses operating income, a non-GAAP financial measure, among other measures, to evaluate its performance because the realization of investment gains and losses in any period could be discretionary as to timing and can fluctuate significantly, which could distort the analysis of operating trends.

•	Underwriting results were profitable in 2011 and highly profitable in both 2010 and 2009. Our combined loss and expense ratio was 95.3% in 2011 compared with 89.3% in 2010 and 86.0% in 2009. The less profitable results in 2011 and 2010 compared to the respective prior year were primarily due to a substantially higher impact of catastrophes. The impact of catastrophes accounted for 8.9 percentage points of the combined ratio in 2011 compared with 5.7 percentage points in 2010 and 0.8 of a percentage point in 2009.

•	During 2011, 2010 and 2009, we experienced overall favorable development of $767 million, $746 million and $762 million, respectively, on loss reserves established as of the previous year end. The favorable development in 2011 and 2010 was due primarily to favorable loss experience in certain professional liability, commercial liability and personal insurance classes. The favorable development in 2009 was due primarily to favorable loss experience in certain professional liability and commercial liability classes as well as lower than expected emergence of losses in the homeowners and commercial property classes.

•	Total net premiums written increased by 5% in 2011 and 1% in 2010. Premium growth in 2010 was limited by the general economic downturn, especially in the United States. Growth in 2011 in the United States benefited from positive pricing trends in the standard commercial market as well as improving general economic conditions. Premium growth in both years benefited slightly from the impact of currency fluctuation on business written outside the United States. Net premiums written in the United States increased by 2% in 2011 and decreased by 1% in 2010. Net premiums written outside the United States increased by 11% in 2011 and 9% in 2010. Measured in local currencies, premiums outside the United States grew significantly in 2011 and modestly in 2010. In both years, overall premium growth reflected our emphasis on underwriting discipline in a highly competitive market.

•	Property and casualty investment income after tax was flat in 2011 and increased by 1% in 2010 in what continued to be a low yield investment environment. The increase in 2010 reflected the positive effect of currency fluctuation on income from our investments denominated in currencies other than the U.S. dollar. Management uses property and casualty investment income after tax, a non-GAAP financial measure, to evaluate its investment results because it reflects the impact of any change in the proportion of the investment portfolio invested in tax exempt securities and is therefore more meaningful for analysis purposes than investment income before income tax.

•	Net realized investment gains before tax were $288 million ($187 million after tax) in 2011 compared with $426 million ($277 million after tax) in 2010 and $23 million ($15 million after tax) in 2009. The net realized gains in 2011 and 2010 were primarily related to investments in limited partnerships, which generally are reported on a quarter lag.

A summary of our consolidated net income is as follows:

	Years Ended December 31
	2011	2010	2009
	(in millions)

Property and casualty insurance	$2,157	$2,782	$3,177
Corporate and other	(246)	(220)	(238)

Consolidated operating income before income tax	1,911	2,562	2,939
Federal and foreign income tax	420	665	771

Consolidated operating income	1,491	1,897	2,168
Realized investment gains after income tax	187	277	15

Consolidated net income	$1,678	$2,174	$2,183

PROPERTY AND CASUALTY INSURANCE

A summary of the results of operations of our property and casualty insurance business is as follows:

	Years Ended December 31
	2011	2010	2009
	(in millions)

Underwriting
Net premiums written	$11,758	$11,236	$11,077
Decrease (increase) in unearned premiums	(114)	(21)	254

Premiums earned	11,644	11,215	11,331

Losses and loss expenses	7,407	6,499	6,268
Operating costs and expenses	3,695	3,496	3,377
Decrease (increase) in deferred policy acquisition costs	(63)	(30)	27
Dividends to policyholders	31	28	28

Underwriting income	574	1,222	1,631

Investments
Investment income before expenses	1,598	1,590	1,585
Investment expenses	36	32	36

Investment income	1,562	1,558	1,549

Other income (charges)	21	2	(3)

Property and casualty income before tax	$2,157	$2,782	$3,177

Property and casualty investment income after tax	$1,265	$1,261	$1,252

Property and casualty income before tax was lower in 2011 than in 2010, which in turn was lower than in 2009. The successively lower level of income was due to a decrease in underwriting income. The decrease in underwriting income in 2011 compared with 2010 was primarily the result of a higher impact of catastrophes during 2011 and a decrease in current accident year underwriting profitability excluding the impact of catastrophes. The decrease in underwriting income in 2010 compared with 2009 was primarily attributable to a higher impact of catastrophes during 2010, offset in part by a modest improvement in current accident year underwriting profitability excluding the impact of catastrophes. Investment income in 2011 was flat and was slightly higher in 2010 compared with the respective prior year.

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

Net Premiums Written

Net premiums written amounted to $11.8 billion in 2011, $11.2 billion in 2010 and $11.1 billion in 2009.

Net premiums written by business unit were as follows:

	Years Ended December 31
		% Increase		% Increase
	2011	2011 vs. 2010	2010	2010 vs. 2009	2009
	(dollars in millions)

Personal insurance	$3,977	4%	$3,825	5%	$3,657
Commercial insurance	5,051	8	4,676	—	4,660
Specialty insurance	2,720	—	2,727	—	2,739

Total insurance	11,748	5	11,228	2	11,056
Reinsurance assumed	10	*	8	*	21

Total	$11,758	5	$11,236	1	$11,077

*	The change in net premiums written is not presented since this business is in runoff.

Net premiums written increased by 5% in 2011 compared with 2010 and increased 1% in 2010 compared with 2009. Premiums written in the United States, which we define as premiums for U.S.-based exposures and which in 2011 represented about 72% of our total net premiums, increased by 2% in 2011 and decreased by 1% in 2010. Premiums written outside the United States, expressed in U.S. dollars, increased by 11% in 2011 and 9% in 2010. In both 2011 and 2010, the increase in net premiums written outside the United States included the positive impact of foreign currency fluctuation due to the impact of the weaker U.S. dollar relative to several currencies in which we wrote business in 2011 and 2010 compared to the respective prior year. As a result, overall premium growth in both 2011 and 2010 benefited slightly from the impact of currency fluctuation on business written outside the United States. Measured in local currencies, net premiums written outside the United States grew in both years, but more significantly in 2011. We experienced particularly strong growth in our personal insurance business outside the United States in both years. The countries outside the United States which were significant contributors to net premiums written in recent years were the United Kingdom, Canada, Brazil, Australia and Germany.

Premium growth continued to be constrained in both 2011 and 2010 by the general economic conditions in recent years. The amounts of coverage purchased or the insured exposures, both of which are bases upon which we calculate the premiums we charge, were down slightly or were flat for many classes of business in both 2011 and 2010 compared to the respective prior year. Also, in both 2011 and 2010, our ability to grow premiums was constrained by our emphasis on underwriting discipline in the highly competitive market environment. In 2010, the competitive environment placed pressure on renewal rates, resulting in overall average U.S. renewal rates in the personal, commercial and professional liability businesses being down slightly compared to 2009. While the market remained competitive in 2011, the pricing environment improved steadily during the year, primarily in the commercial classes. Overall average U.S. renewal rates in the commercial business in 2011 were up slightly while rates in the professional liability business were down slightly. Average renewal rates for our personal auto and homeowners business were close to flat.

In 2011 and 2010, we retained a high percentage of our existing customers and renewed those accounts at what we believe are acceptable rates relative to the risks. Overall, the percentage of business we retained on renewal was similar in 2011 compared with 2010. In both years, the slow improvement in the economic environment and the highly competitive market continued to make it challenging to obtain new business at acceptable rates. The overall level of new business improved slightly in 2011 compared with 2010, as an increase in new personal and commercial business, driven by business written outside the United States, was mostly offset by a modest decline in new professional liability business. The overall level of new business also improved slightly in 2010 over 2009 levels, as a modest increase in new commercial business was offset to a small extent by a decline in new professional liability business.

The highly competitive market is likely to continue in 2012. Nevertheless, we expect that the positive pricing environment experienced in 2011, particularly in the commercial classes, will continue into 2012. In addition, there were some signs during 2011 that the economy was improving, which if it continues and is sustained, should have a positive impact on premiums, although there is typically a lag between a recovery and any resulting growth in premiums. We expect our net written premiums will be modestly higher in 2012 compared with 2011, assuming average foreign currency to U.S. dollar exchange rates in 2012 remain similar to 2011 year-end levels.

The reinsurance assumed business has been in runoff since the sale of our ongoing reinsurance assumed business in December 2005.

Reinsurance Ceded

Our premiums written are net of amounts ceded to reinsurers who assume a portion of the risk under the insurance policies we write that are subject to reinsurance. Most of our ceded reinsurance arrangements consist of excess of loss and catastrophe contracts that protect against a specified part or all of certain types of losses over stipulated amounts arising from any one occurrence or event. Therefore, unless we incur losses that exceed our initial retention under these contracts, we do not receive any loss recoveries. As a result, in certain years, we cede premiums to reinsurance companies and receive few, if any, loss recoveries. However, in a year in which there is a significant catastrophic event or a series of large individual losses, we may receive substantial loss recoveries. The impact of ceded reinsurance on net premiums written and net premiums earned and on net losses and loss expenses incurred for the three years ended December 31, 2011 is presented in Note (9) of the Notes to Consolidated Financial Statements.

The most significant component of our ceded reinsurance program is property reinsurance. We purchase two main types of property reinsurance: catastrophe and property per risk.

For property risks in the United States and Canada, we purchase traditional catastrophe reinsurance, including our primary treaty which we refer to as our North American catastrophe treaty, as well as supplemental catastrophe reinsurance that provides additional coverage for our exposures in the northeastern United States. For certain exposures in the United States, we also have arranged for the purchase of multi-year, collateralized reinsurance funded through the issuance of collateralized risk linked securities, known as catastrophe bonds. For events outside the United States, we also purchase traditional catastrophe reinsurance.

The North American catastrophe treaty has an initial retention of $500 million and provides coverage for United States and Canadian exposures of approximately 64% of losses (net of recoveries from other available reinsurance) between $500 million and $1.65 billion. For catastrophic events in the northeastern part of the United States and in Florida, the North American catastrophe treaty, supplemental catastrophe reinsurance and/or the catastrophe bond arrangements provide additional coverages as discussed below.

The catastrophe bond arrangements generally provide reinsurance coverage for specific types of losses in specific geographic locations. They are generally designed to supplement coverage provided under the North American catastrophe treaty. We currently have two catastrophe bond arrangements in effect: a $150 million reinsurance arrangement that expires in March 2012 that provides coverage for homeowners-related hurricane losses in Florida and a $475 million reinsurance arrangement, a portion of which expires in March 2014 and the remainder in March 2015, that provides coverage for homeowners and commercial exposures for loss events in the northeastern United States.

For catastrophic events in the northeastern United States, the combination of the North American catastrophe treaty, the supplemental catastrophe reinsurance and the $475 million catastrophe bond arrangement provides additional coverage of approximately 64% of losses (net of recoveries from other available reinsurance) between $1.65 billion and $3.55 billion.

For hurricane events in Florida, we have reinsurance from the Florida Hurricane Catastrophe Fund (FHCF), which is a state-mandated fund designed to reimburse insurers for a portion of their residential catastrophic hurricane losses. Our participation in this mandatory program limits our initial retention in Florida for homeowners-related losses to approximately $160 million and provides coverage of 90% of covered losses between approximately $160 million and $570 million. Additionally, the $150 million catastrophe bond arrangement provides coverage of approximately 60% of Florida homeowners-related hurricane losses between $750 million and $1.0 billion.

Our primary property catastrophe treaty for events outside the United States, including Canada, provides coverage of approximately 75% of losses (net of recoveries from other available reinsurance) between $100 million and $350 million. For catastrophic events in Australia and Canada, additional reinsurance provides coverage of 80% of losses between $350 million and $475 million.

In addition to catastrophe treaties, we also have a commercial property per risk treaty. This treaty provides coverage per risk of approximately $625 million to $850 million (depending upon the currency in which the insurance policy was issued) in excess of our initial retention. Our initial retention is generally between $25 million and $35 million.

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

After decreasing somewhat in 2010, reinsurance rates for property risks stabilized in 2011. Consequently, the overall cost of our property reinsurance program was similar in 2011 and 2010. We do not expect the changes we made to our reinsurance program during 2011 to have a material effect on the Corporation’s results of operations, financial condition or liquidity.

Our major, traditional property reinsurance treaties expire on April 1, 2012 and we are in the process of evaluating our 2012 property reinsurance program. Due to the significant worldwide catastrophe losses incurred by the industry in 2011, we expect that reinsurance rates for property risks will increase somewhat in 2012. The final structure of our reinsurance program and amount of coverage purchased, including the mixture of traditional catastrophe reinsurance and collateralized reinsurance coverage funded through the issuance of collateralized risk linked securities, is still being determined and will affect our total reinsurance costs in 2012.

Profitability

The combined loss and expense ratio (or combined ratio), expressed as a percentage, is the key measure of underwriting profitability traditionally used in the property and casualty insurance business. Management evaluates the performance of our underwriting operations and of each of our business units using, among other measures, the combined loss and expense ratio calculated in accordance with statutory accounting principles. It is the sum of the ratio of losses and loss expenses to premiums earned (loss ratio) plus the ratio of statutory underwriting expenses to premiums written (expense ratio) after reducing both premium amounts by dividends to policyholders. When the combined ratio is under 100%, underwriting results are generally considered profitable; when the combined ratio is over 100%, underwriting results are generally considered unprofitable.

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

An accident year is the calendar year in which a loss is incurred or, in the case of claims-made policies, the calendar year in which a loss is reported. The total losses and loss expenses incurred for a particular calendar year include current accident year losses and loss expenses as well as any increases or decreases to our estimates of losses and loss expenses that occurred in all prior accident years, which we refer to as prior year loss development.

Underwriting results were profitable in 2011 and highly profitable in both 2010 and 2009. The combined loss and expense ratio for our overall property and casualty business was as follows:

	Years Ended December 31
	2011	2010	2009

Loss ratio	63.8%	58.1%	55.4%
Expense ratio	31.5	31.2	30.6

Combined loss and expense ratio	95.3%	89.3%	86.0%

The loss ratio was higher in 2011 compared to 2010 due to a higher impact of catastrophes and a modest increase in the current accident year loss ratio excluding catastrophes. The loss ratio was higher in 2010 compared to 2009 also due primarily to a higher impact of catastrophes, but offset in part by a modest decrease in the current accident year loss ratio excluding catastrophes. In each of the last three years, the loss ratio reflected positive loss experience excluding catastrophes that we believe resulted from our disciplined underwriting in recent years. Results in all three years benefited to a similar extent from favorable prior year loss development. For more information on prior year loss development, see “Property and Casualty Insurance — Loss Reserves, Prior Year Loss Development.”

In 2011, the impact of catastrophes was $1.0 billion, which represented 8.9 percentage points of the combined ratio. The impact of catastrophes was $634 million in 2010 and $91 million in 2009, which represented 5.7 percentage points and 0.8 percentage points, respectively, of the combined ratio. A significant portion of the catastrophe losses in 2011 related to flooding in Australia as well as tornadoes and other storms in the United States, including losses of about $300 million related to Hurricane Irene. A significant portion of the catastrophe losses in 2010 related to numerous storms in the United States and, to a lesser extent, an earthquake in Chile.

We did not have any recoveries from our primary catastrophe reinsurance treaties during the three year period ended December 31, 2011 because there was no individual catastrophe for which our losses exceeded our retention under the treaties. Under a region-specific property catastrophe reinsurance treaty, we made recoveries of about $60 million of our gross losses related to the 2010 earthquake in Chile.

Our expense ratio was higher in 2011 compared with 2010, which in turn was higher compared with 2009. The increase in 2011 was due primarily to an increase in commission rates on business written outside the United States partially offset by overhead expenses increasing at a lower rate than the rate of growth of premiums written. The increase in 2010 was due to an increase in commissions and, to a lesser extent, overhead expenses increasing at a rate that exceeded the rate of growth of premiums written. In both 2011 and 2010, our overall commission rate increased due primarily to premium growth outside the United States in classes of business with higher commission rates.

Review of Underwriting Results by Business Unit

Personal Insurance

Net premiums written from personal insurance, which represented 34% of our premiums written in 2011, increased by 4% in 2011 and 5% in 2010 compared with the respective prior year. Net premiums written for the classes of business within the personal insurance segment were as follows:

	Years Ended December 31
		% Increase		% Increase
	2011	2011 vs. 2010	2010	2010 vs. 2009	2009
	(dollars in millions)

Automobile	$682	7%	$638	11%	$577
Homeowners	2,477	4	2,382	2	2,339
Other	818	2	805	9	741

Total personal	$3,977	4	$3,825	5	$3,657

Personal automobile premiums increased in 2011 and 2010, reflecting new business growth in select non-U.S. locations and the positive impact of currency fluctuation on business written outside the United States. Personal automobile premiums in the United States increased slightly in 2011 and decreased slightly in 2010 as growth continued to be constrained by the highly competitive marketplace. Premiums for our homeowners business increased modestly in 2011 and increased slightly in 2010. Premium growth in this business has been constrained due to the downturn in the U.S. economy in recent years, which resulted in a slowdown in new housing construction as well as lower demand for jewelry and fine arts policy endorsements. In 2011, however, growth was achieved both inside and outside the United States, due primarily to new business and, to a lesser extent, increases in coverage on some existing policies. Premiums from our other personal business, which includes accident and health, excess liability and yacht coverages, increased slightly in 2011 due to moderate growth in the excess liability business. In accident and health, significant growth in our non-U.S. business in 2011, attributable to new business initiatives and, to a lesser extent, to the positive effect of currency fluctuation, was offset by a significant decrease in premiums in the United States, due to our decision to exit and run off the employer health care stop loss component of this business. The growth in other personal premiums in 2010 was primarily in our non-U.S. accident and health business and approximately half was attributable to the effect of currency fluctuation.

Our personal insurance business produced modestly profitable underwriting results in 2011. Results were highly profitable in 2010 and 2009, but less so in 2010. Results were less profitable in each successive year due in large part to a higher impact of catastrophe losses on our homeowners business. The impact of catastrophes accounted for 13.1 percentage points of the combined loss and expense ratio for our personal business in 2011, compared with 10.2 percentage points in 2010 and 0.9 percentage points in 2009. A significant portion of the catastrophe losses in 2011 related to storms in the United States, including Hurricane Irene. A significant portion of the catastrophe losses in 2010 related to numerous storms in the United States. The less profitable results in 2011 compared to 2010 were also attributable to a higher expense ratio, a higher current accident year loss ratio excluding catastrophes and a lower amount of favorable prior year loss development. The combined loss and expense ratios for the classes of business within the personal insurance segment were as follows:

	Years Ended December 31
	2011	2010	2009

Automobile	94.4%	90.8%	90.4%
Homeowners	100.2	91.7	80.4
Other	95.7	91.2	90.8
Total personal	98.3	91.5	84.1

Our personal automobile results were profitable in 2011 and highly profitable in 2010 and 2009. Results in all three years benefited from moderate claim frequency and favorable prior year loss development.

Homeowners results were breakeven in 2011 and highly profitable in 2010 and 2009. Results in each succeeding year were less profitable than the respective prior year due primarily to higher catastrophe losses. The impact of catastrophes accounted for 20.6 percentage points of the combined loss and expense ratio for this class in 2011 compared with 15.6 percentage points in 2010 and 1.5 percentage points in 2009. Results in 2011 were also adversely impacted by more severe non-catastrophe weather-related losses than in 2010.

Other personal business produced profitable results in each of the past three years, but less so in 2011. The less profitable results in 2011 compared to 2010 were primarily due to reduced profitability in the accident and health and excess liability components. Results for our excess liability business, however, were highly profitable in all three years and benefited from favorable prior year loss development as a result of better than expected loss trends. Our yacht business was also highly profitable in each of the past three years. Our accident and health business produced breakeven results in 2011 and 2009 compared with profitable results in 2010.

Commercial Insurance

Net premiums written from commercial insurance, which represented 43% of our premiums written in 2011, increased by 8% in 2011 and were flat in 2010 compared with the respective prior year. Net premiums written for the classes of business within the commercial insurance segment were as follows:

	Years Ended December 31
				% Increase
		% Increase		(Decrease)
	2011	2011 vs. 2010	2010	2010 vs. 2009	2009
	(dollars in millions)

Multiple peril	$1,136	4%	$1,094	(2)%	$1,121
Casualty	1,639	7	1,532	1	1,514
Workers’ compensation	860	14	756	(1)	761
Property and marine	1,416	9	1,294	2	1,264

Total commercial	$5,051	8	$4,676	—	$4,660

In 2011, premium growth occurred in all classes of our commercial insurance business. This premium growth reflected higher rates, new business opportunities and slightly higher amounts of audit and endorsement premiums in a market that continued to be highly competitive. In 2011, there was improvement in the overall rate environment, particularly in the United States, throughout the year. Average renewal rates in the United States increased over those in 2010 for all major classes of our commercial business. In 2011, the average renewal exposure change was flat in the United States and up slightly outside the United States, an improvement from 2010. Growth in our commercial classes in 2010 was limited by a very competitive marketplace and the restrained insurance purchasing demand of customers operating in weakened economies worldwide. Net premiums written in 2010 reflected slightly reduced exposures on renewal business in the United States due to the continuing effects of the weak economy, although the effect on renewal exposures progressively lessened throughout the year. On average, renewal rates in the United States for most classes of commercial insurance business were about flat in 2010 compared with 2009. Premium growth in both 2011 and 2010 in our commercial insurance business benefited slightly from the impact of currency fluctuation on business written outside the United States.

Retention levels of our existing policyholders remained strong over the last three years. New business volume was up modestly in 2011 compared with 2010, driven by activity outside the United States. New business volume was up modestly in 2010 compared with 2009.

We continued to maintain our underwriting discipline in the highly competitive market, renewing business and writing new business only where we believe we are securing acceptable rates and appropriate terms and conditions for the exposures.

Our commercial insurance business produced near breakeven underwriting results in 2011 compared to profitable results in 2010 and highly profitable results in 2009. Results in all three years benefited from favorable loss experience, disciplined risk selection and appropriate terms and conditions in recent years. Results were less profitable in each successive year mainly due to a higher impact of catastrophes. The impact of catastrophes accounted for 10.5 percentage points of the combined loss and expense ratio for our commercial insurance business in 2011, compared with 5.4 percentage points in 2010 and 1.2 percentage points in 2009. The less profitable results in 2011 compared with 2010 were also due to a higher current accident year loss ratio excluding catastrophes. Excluding the effect of catastrophes, our commercial insurance results were slightly more profitable in 2010 compared to 2009, due to a higher amount of favorable prior year loss development in 2010.

The combined loss and expense ratios for the classes of business within commercial insurance were as follows:

	Years Ended December 31
	2011	2010	2009

Multiple peril	101.5%	94.7%	85.8%
Casualty	87.9	91.7	96.7
Workers’ compensation	93.2	93.4	92.7
Property and marine	114.7	90.5	83.3
Total commercial	99.3	92.3	89.9

Multiple peril results were slightly unprofitable in 2011 compared with profitable results in 2010 and highly profitable results in 2009. The less profitable results in 2011 compared with 2010 were mainly due to a higher impact of catastrophes in the property component of this business, offset in part by more profitable results in the liability component due to a higher amount of favorable prior year loss development. The less profitable results in 2010 compared with 2009 were due primarily to a higher impact of catastrophes in the property component and, to a lesser extent, less profitable results in the liability component. The impact of catastrophes accounted for 15.1 percentage points of the combined loss and expense ratio for the multiple peril class in 2011 compared with 10.3 percentage points in 2010 and 1.6 percentage points in 2009. The property component reflected moderate non-catastrophe losses in all three years, particularly outside the United States in 2010.

Results for our casualty business were profitable in each of the past three years, increasingly so in 2011 and 2010 compared to the respective prior year. The automobile and primary liability components of our casualty business were profitable in each of the past three years, but more so in 2011 due to a higher amount of favorable prior year loss development. Results in the excess liability component were increasingly profitable in each of the past three years. Excess liability results in all three years benefited from favorable prior year loss development mainly due to lower than expected claim severity. Casualty results in each of the three years were adversely affected by incurred losses related to toxic waste claims and, to a lesser extent in 2011, asbestos claims. Our analysis of these exposures resulted in increases in the estimate of our ultimate liabilities. Such losses represented 4.0 percentage points of the combined loss and expense ratio for this class in 2011, 3.5 percentage points in 2010 and 4.1 percentage points in 2009.

Workers’ compensation results were profitable in each of the past three years reflecting our disciplined risk selection during the past several years. Results in 2011 benefited from modest favorable prior year loss development.

Property and marine results were highly unprofitable in 2011 compared with profitable results in 2010 and highly profitable results in 2009. The deterioration in results in each succeeding year was primarily due to higher catastrophe losses. Catastrophe losses accounted for 24.9 percentage points of the combined loss and expense ratio in 2011 compared with 8.9 percentage points in 2010 and 1.5 percentage points in 2009. Excluding the impact of catastrophes, the combined ratio was 89.8%, 81.6% and 81.8% in 2011, 2010 and 2009, respectively. On this basis, the worse result in 2011 compared to 2010 and 2009 primarily reflected a higher non-catastrophe loss ratio, including a higher frequency of large losses, in the current accident year.

Specialty Insurance

Net premiums written from specialty insurance, which represented 23% of our premiums written in 2011, were flat in 2011 and 2010 compared with the respective prior year. Net premiums written for the classes of business within the specialty insurance segment were as follows:

	Years Ended December 31
				% Increase
		% Increase		(Decrease)
	2011	2011 vs. 2010	2010	2010 vs. 2009	2009
		(dollars in millions)

Professional liability	$2,388	—%	$2,398	(1)%	$2,413
Surety	332	1	329	1	326

Total specialty	$2,720	—	$2,727	—	$2,739

Net premiums written in our professional liability business were relatively flat in 2011 and 2010 compared with the respective prior year. Premium growth for this business has been constrained by the continuing effect of the economic downturn in recent years and a highly competitive marketplace due to an oversupply of capacity available from market participants. We experienced a slight overall decrease in our average renewal rates and new business volume but relatively strong retention of our expiring policies in 2011 and 2010 compared with the respective prior year. Premium growth in our professional liability business in 2011 and 2010 benefited slightly from the impact of currency fluctuation on business written outside the United States.

Overall, the average renewal rates of our professional liability business written in the United States decreased in both 2011 and 2010, but less so in 2011. Rates were down in most lines of our professional liability business in 2010, with the most significant reduction in rates in our directors and officers liability business. However, in 2011, renewal rate reductions moderated throughout the year for most lines of professional liability business.

Retention levels in the professional liability classes remained strong over the last three years. New business volume declined slightly in each of the past two years, due in varying degrees to the competition in the marketplace as well as the effects of the economic downturn. We maintained our focus on small and middle market publicly traded and privately held companies and our commitment to maintaining underwriting discipline in this environment. We continued to obtain what we believe are acceptable rates and appropriate terms and conditions on both new and renewal business.

Premium growth in our surety business was constrained in 2011 and 2010 by the highly competitive environment and the lingering effects of the weak economic conditions on the construction business during the last few years. The slight growth in both 2011 and 2010 was attributable to new business in non-U.S. locations.

Our specialty insurance business produced highly profitable underwriting results in each of the last three years. The combined loss and expense ratios for the classes of business within specialty insurance were as follows:

	Years Ended December 31
	2011	2010	2009

Professional liability	89.9%	87.8%	90.1%
Surety	49.1	41.3	37.4
Total specialty	85.1	82.2	84.1

Our professional liability business produced highly profitable results in each of the past three years. The profitability of our professional liability business was particularly strong outside the United States in all three years, especially in 2010. The fiduciary liability class produced highly profitable results in each of the three past years. The directors and officers liability class was profitable in all three years, particularly in 2011 and 2010. The fidelity class was profitable in each of the past three years, but less so in each successive year, primarily due to increased large loss activity resulting from alleged third party and insured-employee criminal activity in recent years. The employment practices liability class was near breakeven in 2011 compared with highly profitable results in 2010 and 2009. The less profitable results in 2011 in this class were due to deterioration in the current accident year loss ratio, while results in 2010 and 2009 benefited from favorable prior year loss development. Our errors and omissions liability business produced highly unprofitable results in each of the past three years partly reflecting the impact of the financial crisis and unfavorable prior year loss development.

Collectively, the results for the professional liability classes benefited from favorable prior year loss development in the past three years that was driven mainly by positive loss experience related to accident years 2008 and prior. The combined ratio for the current accident year in our professional liability business in 2011 and 2010 was near breakeven, while the combined ratio for the current accident year in 2009 was higher since that accident year was more affected by the crisis in the financial markets.

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

Reinsurance Assumed

In 2005, we transferred our ongoing reinsurance assumed business and certain related assets, including renewal rights, to a reinsurance company. The reinsurer generally did not assume our reinsurance liabilities relating to reinsurance contracts incepting prior to December 31, 2005. We retained those liabilities and the related assets.

For a transition period of about two years, the same reinsurer underwrote specific reinsurance business on our behalf. We retained a portion of this business and ceded the balance to the reinsurer.

Net premiums written from our reinsurance assumed business during the past three years have not been significant as this business is in runoff.

Reinsurance assumed results were profitable in each of the past three years. Prior year loss development was favorable in all three years, but more so in 2009.

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

A new version of one of the third party catastrophe modeling tools that we and others in the insurance industry utilize for estimating potential losses from natural catastrophes was released during the first quarter of 2011. Overall, the model indicates higher risk estimates for our exposure to hurricanes in the United States, but the impact of the new model on our book of business varies significantly among the regions that we model for hurricanes. Based on our analysis, and the indications of other catastrophe models, we are implementing targeted underwriting and rate initiatives in some regions and we purchased additional catastrophe reinsurance. We will continue to take underwriting actions and/or purchase additional reinsurance to reduce or mitigate our exposure as we believe is warranted.

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

Terrorism Risk and Legislation

The September 11, 2001 attack changed the way the property and casualty insurance industry views catastrophic risk. That tragic event demonstrated that numerous classes of business we write are subject to terrorism related catastrophic risks in addition to the catastrophic risks related to natural occurrences. This, together with the limited availability of terrorism reinsurance, required us to change how we identify and evaluate risk accumulations. We have licensed a terrorism model that provides loss estimates under numerous event scenarios. Actual results may differ materially from those suggested by the model. The risk concentration management tool referred to above also enables us to identify locations and geographic areas that are exposed to risk accumulations. The information provided by the terrorism model and the risk concentration management tool has resulted in our non-renewing some accounts, subject to regulatory constraints, and refraining from writing others.

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

As a precondition to recovery under TRIA, insurance companies with direct commercial insurance exposure in the United States for TRIA lines of business are required to make insurance for covered acts of terrorism available under their policies. In the event of an act of terrorism, each insurer has a separate deductible that it must meet before federal assistance becomes available. The deductible is based on a percentage of direct U.S. earned premiums for the covered lines of business in the previous calendar year. For 2012, that deductible is 20% of direct premiums earned in 2011 for these lines of business. For losses above the deductible, the federal government will pay for 85% of covered losses, while the insurer retains 15%. There is a combined annual aggregate limit for the federal government and all insurers of $100 billion. If acts of terrorism result in covered losses exceeding the $100 billion annual limit, insurers are not liable for additional losses. While the provisions of TRIA will serve to mitigate our exposure in the event of a large-scale terrorist attack, our deductible is substantial, approximating $930 million in 2012.

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

Incurred but not reported (IBNR) reserve estimates are generally calculated by first projecting the ultimate cost of all claims that have occurred and then subtracting reported losses and loss expenses. Reported losses include cumulative paid losses and loss expenses plus case reserves. The IBNR reserve includes a provision for claims that have occurred but have not yet been reported to us, some of which are not yet known to the insured, as well as a provision for future development on reported claims. A relatively large proportion of our net loss reserves, particularly for long tail liability classes, are reserves for IBNR losses. In fact, about 70% of our aggregate net loss reserves at December 31, 2011 were for IBNR losses.

Our gross case and IBNR loss reserves and related reinsurance recoverable by class of business were as follows:

					Net
	Gross Loss Reserves			Reinsurance	Loss
December 31, 2011	Case	IBNR	Total	Recoverable	Reserves
	(in millions)

Personal insurance
Automobile	$269	$151	$420	$16	$404
Homeowners	431	349	780	11	769
Other	392	649	1,041	139	902

Total personal	1,092	1,149	2,241	166	2,075

Commercial insurance
Multiple peril	600	1,169	1,769	34	1,735
Casualty	1,388	5,229	6,617	343	6,274
Workers’ compensation	913	1,669	2,582	190	2,392
Property and marine	896	558	1,454	336	1,118

Total commercial	3,797	8,625	12,422	903	11,519

Specialty insurance
Professional liability	1,498	6,098	7,596	416	7,180
Surety	27	54	81	6	75

Total specialty	1,525	6,152	7,677	422	7,255

Total insurance	6,414	15,926	22,340	1,491	20,849
Reinsurance assumed	240	488	728	248	480

Total	$6,654	$16,414	$23,068	$1,739	$21,329

					Net
	Gross Loss Reserves			Reinsurance	Loss
December 31, 2010	Case	IBNR	Total	Recoverable	Reserves
	(in millions)

Personal insurance
Automobile	$257	$155	$412	$17	$395
Homeowners	383	327	710	18	692
Other	359	663	1,022	145	877

Total personal	999	1,145	2,144	180	1,964

Commercial insurance
Multiple peril	607	1,136	1,743	38	1,705
Casualty	1,446	5,058	6,504	363	6,141
Workers’ compensation	897	1,512	2,409	175	2,234
Property and marine	664	487	1,151	332	819

Total commercial	3,614	8,193	11,807	908	10,899

Specialty insurance
Professional liability	1,477	6,329	7,806	418	7,388
Surety	16	50	66	8	58

Total specialty	1,493	6,379	7,872	426	7,446

Total insurance	6,106	15,717	21,823	1,514	20,309
Reinsurance assumed	261	634	895	303	592

Total	$6,367	$16,351	$22,718	$1,817	$20,901

Loss reserves, net of reinsurance recoverable, increased by $428 million or 2% in 2011. The effect of catastrophes increased loss reserves by $285 million and the effect of foreign currency fluctuation increased reserves by $67 million, due to a weaker U.S. dollar at December 31, 2011 compared to December 31, 2010. Loss reserves related to our insurance business increased by $540 million. Loss reserves related to our reinsurance assumed business, which is in runoff, decreased by $112 million.

Total gross case reserves related to our insurance business increased by $308 million in 2011. A majority of this increase was in the homeowners and property and marine classes due to catastrophe losses reported during the year that remained unpaid as of December 31, 2011. Total gross IBNR reserves related to our insurance business increased by $209 million in 2011. An increase in gross IBNR reserves in the commercial classes, primarily in the casualty and workers’ compensation classes due to increased exposures and in the property-related classes due to higher catastrophe-related reserves, was offset in part by a decrease in gross IBNR reserves in the professional liability classes, reflecting increased case activity and favorable prior year development.

In establishing the loss reserves of our property and casualty subsidiaries, we consider facts currently known and the present state of the law and coverage litigation. Based on all information currently available, we believe that the aggregate loss reserves at December 31, 2011 were adequate to cover claims for losses that had occurred as of that date, including both those known to us and those yet to be reported. However, as described below, there are significant uncertainties inherent in the loss reserving process. It is therefore possible that management’s estimate of the ultimate liability for losses that had occurred as of December 31, 2011 may change, which could have a material effect on the Corporation’s results of operations and financial condition.

Estimates and Uncertainties

The process of establishing loss reserves is complex and imprecise as it must take into consideration many variables that are subject to the outcome of future events. As a result, informed subjective estimates and judgments as to our ultimate exposure to losses are an integral component of our loss reserving process.

Given the inherent complexity of the loss reserving process and the potential variability of the assumptions used, the actual emergence of losses could vary, perhaps substantially, from the estimate of losses included in our financial statements, particularly in those instances where settlements do not occur until well into the future. Our net loss reserves at December 31, 2011 were $21.3 billion. Therefore, a relatively small percentage change in the estimate of net loss reserves would have a material effect on the Corporation’s results of operations.

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

In completing their loss reserve analysis, our actuaries are required to determine the most appropriate actuarial methods to employ for each class of business. Within each class, the business is further segregated by accident year and, where appropriate, by jurisdiction. Each estimation method has its own pattern, parameter and/or judgmental dependencies, with no estimation method being better than the others in all situations. The relative strengths and weaknesses of the various estimation methods when applied to a particular class of business can also change over time, depending on the underlying circumstances. In many cases, multiple estimation methods will be valid for the particular facts and circumstances of the relevant class of business. The manner of application and the degree of reliance on a given method will vary by class of business, by accident year and by jurisdiction based on our actuaries’ evaluation of the above dependencies and the potential volatility of the loss frequency and severity patterns. The estimation methods selected or given weight by our actuaries at a particular valuation date are those that are believed to produce the most reliable indication for the loss reserves being evaluated. These selections incorporate input from claims personnel, pricing actuaries and underwriting management on loss cost trends and other factors that could affect the reserve estimates.

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

In addition, we must consider the uncertain effects of emerging or potential claims and coverage issues that arise as legal, judicial and social conditions change. These issues have had, and may continue to have, a negative effect on our loss reserves by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims. Examples of such issues include professional liability claims arising out of the recent crisis in the financial markets, directors and officers liability and errors and omissions liability claims arising out of accounting and other corporate malfeasance, and exposure to claims asserted for bodily injury as a result of long term exposure to harmful products or substances. As a result of issues such as these, the uncertainties inherent in estimating ultimate claim costs on the basis of past experience have grown, further complicating the already complex loss reserving process.

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

Reserves for the professional liability classes other than fidelity were $6.8 billion, net of reinsurance, at December 31, 2011. Based on a review of our loss experience, if the loss development factor for each accident year changed such that the cumulative loss development factor for the most recent accident year changed by 10%, we estimate that the net reserves for professional liability classes other than fidelity would change by approximately $700 million, in either direction. This degree of change in the reported loss development pattern is within the historical variation around the averages in our data.

Reserves for commercial excess liability (excluding asbestos and toxic waste claims) were $3.1 billion, net of reinsurance, at December 31, 2011. These reserves are included within commercial casualty. Based on a review of our loss experience, if the loss development factor for each accident year changed such that the cumulative loss development factor for the most recent accident year changed by 20%, we estimate that the net reserves for commercial excess liability would change by approximately $400 million, in either direction. This degree of change in the reported loss development pattern is within the historical variation around the averages in our data.

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

We believe that the loss reserves carried at December 31, 2011 for asbestos and toxic waste claims were adequate. However, given the judicial decisions and legislative actions that have broadened the scope of coverage and expanded theories of liability in the past and the possibilities of similar interpretations in the future, it is possible that our estimate of loss reserves relating to these exposures may increase in future periods as new information becomes available and as claims develop.

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

Approximately 90 manufacturers and distributors of asbestos products have filed for bankruptcy protection as a result of asbestos related liabilities. A bankruptcy sometimes involves an agreement to a plan between the debtor and its creditors, including current and future asbestos claimants. Although the debtor is negotiating in part with its insurers’ money, insurers are generally given only limited opportunity to be heard. In addition to contributing to the overall number of claims, bankruptcy proceedings have also caused increased settlement demands against remaining solvent defendants.

There have been some positive legislative and judicial developments in the asbestos environment over the past several years:

•	Various challenges to the mass screening of claimants have been mounted, which have led to higher medical evidentiary standards. For example, several asbestos injury settlement trusts have suspended their acceptance of claims that were based on the diagnosis of specific physicians or screening companies. Further investigations of the medical screening process for asbestos claims are underway.

•	A number of states have implemented legislative and judicial reforms that focus the courts’ resources on the claims of the most seriously injured. Those who allege serious injury and can present credible evidence of their injuries are receiving priority trial settings in the courts, while those who have not shown any credible disease manifestation are having their hearing dates delayed or placed on an inactive docket, which preserves the right to pursue litigation in the future.

•	A number of key jurisdictions have adopted venue reform that requires plaintiffs to have a connection to the jurisdiction in order to file a complaint.

•	In recognition that many aspects of bankruptcy plans are unfair to certain classes of claimants and to the insurance industry, these plans are being more closely scrutinized by the courts and rejected when appropriate.

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

Our actuaries and claim personnel perform periodic analyses of our asbestos related exposures. The analyses during 2011 noted modest adverse developments related to a small number of accounts. Based on these developments, we increased our net asbestos loss reserves by $22 million in 2011. The analyses during 2010 and 2009 noted no significant developments that required a change in our estimate of ultimate liabilities related to asbestos claims.

The following table presents a reconciliation of the beginning and ending loss reserves related to asbestos claims.

	Years Ended December 31
	2011	2010	2009
	(in millions)

Gross loss reserves, beginning of year	$658	$728	$794
Reinsurance recoverable, beginning of year	27	39	47

Net loss reserves, beginning of year	631	689	747
Net incurred losses	22	—	—
Net losses paid	48	58	58

Net loss reserves, end of year	605	631	689
Reinsurance recoverable, end of year	22	27	39

Gross loss reserves, end of year	$627	$658	$728

The following table presents the number of policyholders for whom we have open asbestos case reserves and the related net loss reserves at December 31, 2011 as well as the net losses paid during 2011 by component.

	Number of	Net Loss	Net Losses
	Policyholders	Reserves	Paid
		(in millions)

Traditional defendants	16	$143	$5
Peripheral defendants	349	347	43
Future claims from unknown policyholders		115

		$605	$48

Significant uncertainty remains as to our ultimate liability related to asbestos related claims. This uncertainty is due to several factors including:

•	the long latency period between asbestos exposure and disease manifestation and the resulting potential for involvement of multiple policy periods for individual claims;

•	plaintiffs’ expanding theories of liability and increased focus on peripheral defendants;

•	the volume of claims by unimpaired plaintiffs and the extent to which they can be precluded from making claims;

•	the sizes of settlements related to more severely impaired plaintiffs;

•	the efforts by insureds to claim the right to non-products coverage not subject to aggregate limits;

•	the number of insureds seeking bankruptcy protection as a result of asbestos related liabilities;

•	the ability of claimants to bring a claim in a state in which they have no residency or exposure;

•	the impact of the exhaustion of primary limits and the resulting increase in claims on excess liability policies we have issued;

•	inconsistent court decisions and diverging legal interpretations; and

•	the possibility, however remote, of federal legislation that would address the asbestos problem.

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

In each of the past three years, the analysis of our toxic waste exposures indicated that some of our insureds had become responsible for the remediation of additional polluted sites and that, as clean up standards continue to evolve as a result of technology advances, the estimated cost of remediation of certain sites had increased. Defense costs associated with some of these cases have also increased. Based on these developments, we increased our net toxic waste loss reserves by $50 million in 2011, $61 million in 2010 and $90 million in 2009.

The following table presents a reconciliation of our beginning and ending loss reserves, net of reinsurance recoverable, related to toxic waste claims. The reinsurance recoverable related to these claims is minimal.

	Years Ended December 31
	2011	2010	2009
	(in millions)

Reserves, beginning of year	$248	$215	$181
Incurred losses	50	61	90
Losses paid	37	28	56

Reserves, end of year	$261	$248	$215

At December 31, 2011, $169 million of the net toxic waste loss reserves were IBNR reserves.

Reinsurance Recoverable.  Reinsurance recoverable is the estimated amount recoverable from reinsurers related to the losses we have incurred. At December 31, 2011, reinsurance recoverable included $139 million recoverable with respect to paid losses and loss expenses, which is included in other assets, and $1.7 billion recoverable on unpaid losses and loss expenses.

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

A reconciliation of our beginning and ending loss reserves, net of reinsurance, for the three years ended December 31, 2011 is as follows:

	Years Ended December 31
	2011	2010	2009
	(in millions)

Net loss reserves, beginning of year	$20,901	$20,786	$20,155

Net incurred losses and loss expenses related to Current year	8,174	7,245	7,030
Prior years	(767)	(746)	(762)

	7,407	6,499	6,268

Net payments for losses and loss expenses related to Current year	2,746	2,280	1,943
Prior years	4,300	4,074	4,063

	7,046	6,354	6,006

Foreign currency translation effect	67	(30)	369

Net loss reserves, end of year	$21,329	$20,901	$20,786

During 2011, we experienced overall favorable prior year development of $767 million, which represented 3.7% of the net loss reserves as of December 31, 2010. This compares with favorable prior year development of $746 million during 2010, which represented 3.6% of the net loss reserves at December 31, 2009, and favorable prior year development of $762 million during 2009, which represented 3.8% of the net loss reserves at December 31, 2008. Such favorable development was reflected in operating results in these respective years.

The following table presents the overall prior year loss development for the three years ended December 31, 2011 by accident year.

	Calendar Year
	(Favorable) Unfavorable Development
Accident Year	2011	2010	2009
	(in millions)

2010	$44
2009	(91)	$(38)
2008	(181)	(138)	$62
2007	(184)	(183)	(180)
2006	(178)	(139)	(230)
2005	(98)	(147)	(299)
2004	(78)	(105)	(256)
2003	(19)	(46)	(50)
2002	(25)	(33)	(33)
2001 and prior	43	83	224

	$(767)	$(746)	$(762)

The net favorable development of $767 million in 2011 was due to various factors. The most significant factors were:

•	We experienced favorable development of about $355 million in the aggregate in the personal and commercial liability classes. Favorable development in the more recent accident years, particularly in accident years 2004 to 2009, more than offset adverse development in accident years 2001 and prior, which included $72 million of incurred losses related to asbestos and toxic waste claims. The overall frequency and severity of prior period liability claims were lower than expected and the effects of underwriting changes that affected these years have been more positive than expected, especially in the commercial excess liability class. These factors were reflected in the determination of the carried loss reserves for these classes at December 31, 2011.

•	We experienced overall favorable development of about $310 million in the professional liability classes other than fidelity. The most significant amount of favorable development occurred in the directors and officers liability class, particularly from our business outside the United States, with additional favorable development in the fiduciary liability class, partially offset by adverse development in the errors and omissions liability class. The aggregate reported loss activity related to accident years 2008 and prior was less than expected. As these years have become increasingly mature, and as the reported loss experience has emerged better than we expected, we have gradually decreased the expected loss ratios for these accident years. The favorable development was recognized as one among many factors in the determination of loss reserves for more current accident years. Among other important factors were the continued uncertainty surrounding the recent crisis in the financial markets and its aftermath and the general downward trend in prices in recent years.

•	We experienced favorable development of about $80 million in the aggregate in the personal and commercial property classes, primarily related to the 2009 and 2010 accident years. The severity and frequency of late developing property claims that emerged during 2011 were lower than expected. Because the incidence of large property losses is subject to a considerable element of fortuity, reserve estimates for these claims are based on an analysis of past loss experience on average over a period of years. As a result, the favorable development in 2011 was recognized, but this factor had a relatively modest effect on our determination of carried property loss reserves at December 31, 2011.

•	We experienced unfavorable development of about $70 million in the fidelity class due to higher than expected reported loss emergence, related to the 2010 accident year and, to a lesser extent, the 2009 accident year. Loss reserve estimates at the end of 2010 included an expectation of less prior year loss activity than actually occurred in 2011. This activity was driven by case developments on a relatively small number of large claims related to the recent economic and financial environment. This continued adverse development was reflected in the determination of carried loss reserves at December 31, 2011.

•	We experienced favorable development of about $30 million in the personal automobile business due primarily to lower than expected frequency of prior year claims. This factor was reflected in our determination of carried personal automobile loss reserves at December 31, 2011.

•	We experienced favorable development of about $30 million in the runoff of our reinsurance assumed business due primarily to better than expected reported loss activity from cedants.

•	We experienced favorable development of about $15 million in the surety business due to lower than expected loss emergence in recent accident years. Loss reserve estimates at the end of 2010 in this class included an expectation of more late reported losses than actually occurred in 2011. However, since the experience in this class is volatile and we would still expect such losses to occur over time, the favorable development in 2011 was given only modest weight in our determination of carried surety loss reserves at December 31, 2011.

The net favorable development of $746 million in 2010 was also due to various factors. The most significant factors were:

•	We experienced overall favorable development of about $315 million in the professional liability classes other than fidelity, including about $190 million from our business outside the United States. The most significant amount of favorable development occurred in the directors and officers liability class, particularly from our business outside the United States, with additional favorable development in the fiduciary liability and employment practices liability classes, partially offset by adverse development in the errors and omissions liability class. The aggregate reported loss activity related to accident years 2007 and prior was less than expected, reflecting a favorable business climate, lower policy limits and better terms and conditions.

•	We experienced favorable development of about $265 million in the aggregate in the personal and commercial liability classes. Favorable development, primarily in accident years 2004 to 2008, more than offset adverse development in accident years 2000 and prior, which included $61 million of incurred losses related to toxic waste claims. The overall frequency and severity of prior period liability claims were lower than expected and the effects of underwriting changes that affected these years have been more positive than expected, especially in the commercial excess liability class.

•	We experienced favorable development of about $110 million in the aggregate in the personal and commercial property classes, primarily related to the 2008 and 2009 accident years. The severity and frequency of late developing property claims that emerged during 2010 were lower than expected.

•	We experienced unfavorable development of about $70 million in the fidelity class due to higher than expected reported loss emergence, mainly related to the 2009 accident year and primarily in the United States.

•	We experienced favorable development of about $40 million in the personal automobile business due primarily to lower than expected frequency of prior year claims.

•	We experienced favorable development of about $40 million in the surety business due to lower than expected loss emergence.

•	We experienced favorable development of about $25 million in the runoff of our reinsurance assumed business due primarily to better than expected reported loss activity from cedants.

The net favorable development of $762 million in 2009 was also due to various factors. The most significant factors were:

•	We experienced favorable development of about $340 million in the professional liability classes other than fidelity, including about $110 million from our business outside the United States. A significant amount of favorable development occurred in the directors and officers liability, fiduciary liability and employment practices liability classes. We had a modest amount of unfavorable development in the errors and omissions liability class, particularly from our business outside the United States. A majority of the favorable development in the professional liability classes was in accident years 2004 through 2006. Reported loss activity related to these accident years was less than expected reflecting a favorable business climate, lower policy limits and better terms and conditions.

•	We experienced favorable development of about $160 million in the aggregate in the homeowners and commercial property classes, primarily related to the 2007 and 2008 accident years. The severity of late reported property claims that emerged during 2009 was lower than expected and development on prior year catastrophe events was favorable.

•	We experienced favorable development of about $150 million in the aggregate in the commercial and personal liability classes. Favorable development, primarily in accident years 2004 through 2006, was partially offset by adverse development in accident years 1999 and prior, which included $90 million of incurred losses related to toxic waste claims. The frequency and severity of prior period excess and primary liability claims have been generally lower than expected and the effects of underwriting changes that affected these years appear to have been more positive than expected.

•	We experienced favorable development of about $55 million in the runoff of our reinsurance assumed business due primarily to better than expected reported loss activity from cedants.

•	We experienced favorable development of about $35 million in the surety business due to lower than expected loss emergence.

•	We experienced favorable development of about $30 million in the personal automobile business due primarily to lower than expected severity.

In Item 1 of this report, we present an analysis of our consolidated loss reserve development on a calendar year basis for each of the ten years prior to 2011. The variability in reserve development over the ten year period illustrates the uncertainty of the loss reserving process. Conditions and trends that have affected reserve development in the past will not necessarily recur in the future. It is not appropriate to extrapolate future favorable or unfavorable reserve development based on amounts experienced in prior years.

Our U.S. property and casualty subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities. These annual statements include an analysis of loss reserves, referred to as Schedule P, that presents accident year loss development information by line of business for the nine years prior to 2011. It is our intention to post the Schedule P for our combined U.S. property and casualty subsidiaries on our website as soon as it becomes available.

Investment Results

Property and casualty investment income before taxes was flat in 2011 compared with 2010 and increased by 1% in 2010 compared with 2009. In 2011, the slightly positive impact of currency fluctuation on income from our investments denominated in currencies other than the U.S. dollar was offset by the impact of lower average yields on our investment portfolio. In 2010, the impact of growth in average invested assets on investment income was substantially offset by the impact of lower average yields on our investment portfolio. In 2011 and 2010, the decrease in the average yield of our investment portfolio primarily resulted from lower reinvestment yields on fixed maturity securities that matured, were redeemed by the issuer or were sold during the year. The growth in investment income in 2011 was limited as average invested assets were similar in 2011 and 2010 as a result of substantial dividend distributions made by the property and casualty subsidiaries to Chubb during 2011 and 2010. Average invested assets increased only modestly in 2010 compared to 2009 also as a result of substantial dividend distributions made by the property and casualty subsidiaries during 2010 and 2009.

The effective tax rate on our investment income was 19.0% in 2011 compared with 19.1% in 2010 and 19.2% in 2009. The effective tax rate fluctuates as the proportion of tax exempt investment income relative to total investment income changes from period to period.

On an after-tax basis, property and casualty investment income was flat in 2011 compared to 2010 and increased by 1% in 2010 compared to 2009. The after-tax annualized yield on the investment portfolio that supports our property and casualty insurance business was 3.25% in 2011 compared with 3.29% in 2010 and 3.39% in 2009.

If both investment yields and average foreign currency to U.S. dollar exchange rates are similar in 2012 to 2011 year-end levels, property and casualty investment income after taxes for 2012 is expected to decline modestly. This expected decline results, in part, from the effect of investing funds from securities that matured in 2011 in securities with yields lower than the yields of the maturing securities, and the expectation that this pattern will continue in 2012. To a lesser extent, the decline is also impacted by the lower amount of average invested assets estimated to be held during 2012, based on expectations of cash flows during the year.

Other Income and Charges

Other income and charges, which includes miscellaneous income and expenses of the property and casualty subsidiaries, was income of $21 million in 2011 compared with income of $2 million in 2010 and a loss of $3 million in 2009. The income in 2011 primarily included income from several small property and casualty insurance companies in which we have an interest.

CORPORATE AND OTHER

Corporate and other comprises investment income earned on corporate invested assets, interest expense and other expenses not allocated to our operating subsidiaries and the results of our non-insurance subsidiaries.

Corporate and other produced a loss before taxes of $246 million in 2011 compared with losses of $220 million and $238 million in 2010 and 2009, respectively. The higher loss in 2011 and 2009 compared to 2010 was primarily due to lower investment income in 2011 and 2009. Investment income in 2010 included a $20 million special dividend received on an equity security investment.

Chubb Financial Solutions

Chubb Financial Solutions (CFS), a wholly owned subsidiary of Chubb, participated in derivative financial instruments and has been in runoff since 2003. Since that date, CFS has terminated early or run off nearly all of its contractual obligations under its derivative contracts.

CFS’s aggregate exposure, or retained risk, from its remaining derivative contracts is referred to as notional amount. Notional amounts are used to calculate the exchange of contractual cash flows and are not necessarily representative of the potential for gain or loss. Notional amounts are not recorded on the balance sheet.

CFS’s remaining derivative contracts at December 31, 2011 included a contract linked to an equity market index that terminates in 2012 and a few other insignificant contracts. We estimate that the notional amount under the remaining contracts was about $340 million and the fair value of our future obligations was $2 million at December 31, 2011.

REALIZED INVESTMENT GAINS AND LOSSES

Net realized investment gains and losses were as follows:

	Years Ended December 31
	2011	2010	2009
	(in millions)

Net realized gains (losses)
Fixed maturities	$31	$72	$72
Equity securities	73	49	84
Other invested assets	207	316	(21)

	311	437	135

Other-than-temporary impairment losses
Fixed maturities	(1)	(5)	(23)
Equity securities	(22)	(6)	(89)

	(23)	(11)	(112)

Realized investment gains before tax	$288	$426	$23

Realized investment gains after tax	$187	$277	$15

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

The net realized gains and losses of other invested assets represent primarily the aggregate of realized gain distributions to us from the limited partnerships in which we have an interest and changes in our equity in the net assets of those partnerships based on valuations provided to us by the manager of each partnership. Due to the timing of our receipt of valuation data from the investment managers, these investments are generally reported on a one quarter lag. The net realized gains of the limited partnerships reported in 2011 reflect the strong performance of the equity and high yield investment markets in the fourth quarter of 2010 and in the first quarter of 2011. The net realized gains of the limited partnerships reported in 2010 reflected the strong performance of the equity and high yield investment markets in the fourth quarter of 2009 and for the first nine months of 2010.

We regularly review invested assets that have a fair value less than cost to determine if an other-than-temporary decline in value has occurred. We have a monitoring process overseen by a committee of investment and accounting professionals that is responsible for identifying those securities to be specifically evaluated for a potential other-than-temporary impairment.

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

In determining whether fixed maturities are other than temporarily impaired, prior to April 1, 2009, we considered many factors including the intent and ability to hold a security for a period of time sufficient to allow for the recovery of the security’s cost. When an impairment was deemed other than temporary, the security was written down to fair value and the entire writedown was included in net income as a realized investment loss. Effective April 1, 2009, the Corporation adopted new guidance that modified the previous guidance on the recognition and presentation of other-than-temporary impairments of debt securities. Under the new guidance, we are required to recognize an other-than-temporary impairment loss for a fixed maturity when we conclude that we have the intent to sell or it is more likely than not that we will be required to sell an impaired fixed maturity before the security recovers to its amortized cost value or it is likely we will not recover the entire amortized cost value of an impaired security. Also under this guidance, if we have the intent to sell or it is more likely than not we will be required to sell an impaired fixed maturity before the security recovers to its amortized cost value, the security is written down to fair value and the entire amount of the writedown is included in net income as a realized investment loss. For all other impaired fixed maturities, the impairment loss is separated into the amount representing the credit loss and the amount representing the loss related to all other factors. The amount of the impairment loss that represents the credit loss is included in net income as a realized investment loss and the amount of the impairment loss that relates to all other factors is included in other comprehensive income.

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

During each of the last three years, the fair value of some of our investments declined to a level below our cost. Some of these investments were deemed to be other than temporarily impaired. The issuers of the equity securities deemed to be other than temporarily impaired in each of the last three years were not concentrated within any individual industry or sector.

Information related to investment securities in an unrealized loss position at December 31, 2011 and 2010 is included in Note (3)(b) of the Notes to Consolidated Financial Statements.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity represent a company’s overall financial strength and its ability to generate cash flows, borrow funds at competitive rates and raise new capital to meet operating and growth needs.

Capital Resources

Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. At December 31, 2011, the Corporation had shareholders’ equity of $15.6 billion and total debt of $3.6 billion.

In November 2011, Chubb repaid $400 million of outstanding 6% notes upon maturity.

Chubb has outstanding $275 million of 5.2% notes due in 2013, $600 million of 5.75% notes and $100 million of 6.6% debentures due in 2018, $200 million of 6.8% debentures due in 2031, $800 million of 6% notes due in 2037 and $600 million of 6.5% notes due in 2038, all of which are unsecured.

Chubb also has outstanding $1.0 billion of unsecured junior subordinated capital securities that will become due on April 15, 2037, the scheduled maturity date, but only to the extent that Chubb has received sufficient net proceeds from the sale of certain qualifying capital securities. Chubb must use its commercially reasonable efforts, subject to certain market disruption events, to sell enough qualifying capital securities to permit repayment of the capital securities on the scheduled maturity date or as soon thereafter as possible. Any remaining outstanding principal amount will be due on March 29, 2067, the final maturity date. The capital securities bear interest at a fixed rate of 6.375% through April 14, 2017. Thereafter, the capital securities will bear interest at a rate equal to the three-month LIBOR rate plus 2.25%. Subject to certain conditions, Chubb has the right to defer the payment of interest on the capital securities for a period not exceeding ten consecutive years. During any such period, interest will continue to accrue and Chubb generally may not declare or pay any dividends on or purchase any shares of its capital stock.

In connection with the issuance of the capital securities, Chubb entered into a replacement capital covenant in which it agreed that it will not repay, redeem or purchase the capital securities before March 29, 2047, unless, subject to certain limitations, it has received proceeds from the sale of specified replacement capital securities. Subject to the replacement capital covenant, the capital securities may be redeemed, in whole or in part, at any time on or after April 15, 2017 at a redemption price equal to the principal amount plus any accrued interest on or prior to April 15, 2017 at a redemption price equal to the greater of (i) the principal amount or (ii) a make-whole amount, in each case plus any accrued interest.

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

In 2008 and 2009, the Board of Directors authorized the repurchase of up to 20,000,000 shares and 25,000,000 shares, respectively, of Chubb’s common stock. In June 2010, the Board of Directors authorized an increase of 14,000,000 shares of common stock to the authorization approved in 2009. In December 2010, the Board of Directors authorized the repurchase of up to an additional 30,000,000 shares of common stock.

In 2009, we repurchased 22,623,775 shares of Chubb’s common stock in open market transactions at a cost of $1,065 million. In 2010, we repurchased 37,667,829 shares of Chubb’s common stock in open market transactions at a cost of $2,008 million. In 2011, we repurchased 27,582,889 shares of Chubb’s common stock in open market transactions at a cost of $1,718 million. As of December 31, 2011, 909,407 shares remained under the December 2010 share repurchase authorization. We repurchased the shares remaining under the December 2010 authorization during January 2012 at a cost of $63 million.

In January 2012, the Board of Directors authorized the repurchase of up to $1.2 billion of Chubb’s common stock. The authorization has no expiration date. We expect to complete the repurchase of shares under this authorization by the end of January 2013, subject to market conditions.

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

Our property and casualty operations provide liquidity in that insurance premiums are generally received months or even years before losses are paid under the policies purchased by such premiums. Cash receipts from operations, consisting of insurance premiums and investment income, provide funds to pay losses, operating expenses and dividends to Chubb. After satisfying our cash requirements, excess cash flows are used to build the investment portfolio with the expectation of generating increased future investment income.

Our strong underwriting and investment results generated substantial operating cash flows in 2011. In 2011, cash provided by the property and casualty subsidiaries’ operating activities declined compared to 2010 primarily as a result of higher loss payments partially offset by higher premium collections. Cash used by the property and casualty subsidiaries for financing activities (primarily the payment of dividends to Chubb) exceeded the cash provided by operating activities by approximately $650 million. In 2011, dividends paid to Chubb by the property and casualty subsidiaries increased by $500 million compared to 2010. In 2010 and 2009, our strong underwriting and investment results also generated substantial operating cash flows. In 2010, cash provided by the property and casualty subsidiaries operating activities was flat compared to 2009 and included the impact of modestly higher loss payments. The cash provided by the property and casualty subsidiaries’ operating activities exceeded the cash used for financing activities (primarily the payment of dividends to Chubb) by approximately $250 million in 2010 and $1.3 billion in 2009. In 2010, dividends paid to Chubb by the property and casualty subsidiaries increased by $1.0 billion compared to 2009.

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

As a holding company, Chubb’s ability to continue to pay dividends to shareholders and to satisfy its debt obligations relies on the availability of liquid assets, which is dependent in large part on the dividend paying ability of its property and casualty subsidiaries. The timing and amount of dividends paid by the property and casualty subsidiaries to Chubb may vary from year to year. Our property and casualty subsidiaries are subject to laws and regulations in the jurisdictions in which they operate that restrict the amount and timing of dividends they may pay within twelve consecutive months without the prior approval of regulatory authorities. The restrictions are generally based on net income and on certain levels of policyholders’ surplus as determined in accordance with statutory accounting practices. Dividends in excess of such thresholds are considered “extraordinary” and require prior regulatory approval. The maximum dividend distributions that the subsidiaries could have paid to Chubb during 2011, 2010 and 2009 without prior approval were approximately $2.0 billion, $1.5 billion and $1.2 billion, respectively. During 2011, 2010 and 2009 these subsidiaries paid dividends to Chubb of $2.7 billion, $2.2 billion and $1.2 billion, respectively. Included in the dividends paid in 2011 and 2010 were $2.5 billion and $1.9 billion, respectively, of dividends deemed to be extraordinary under applicable insurance regulations due to the limitation on the amount of dividends that may be paid within twelve consecutive months. Regulatory approval was required and obtained for the payment of those dividends deemed extraordinary. As a result of the timing and/or amount of the dividends paid in 2011, any dividends the property and casualty subsidiaries pay to Chubb in the first six months of 2012 also will require regulatory approval. Whether dividends paid in the remainder of 2012 will require regulatory approval will depend on the amount and timing of dividend payments by the subsidiaries to Chubb during 2012. The maximum aggregate dividend distribution that may be made by the subsidiaries to Chubb during 2012 without prior regulatory approval is approximately $1.8 billion.

Chubb has a revolving credit agreement with a group of banks that provides for up to $500 million of unsecured borrowings. There have been no borrowings under this agreement. Various interest rate options are available to Chubb, all of which are based on market interest rates. The agreement contains customary restrictive covenants including a covenant to maintain a minimum consolidated shareholders’ equity, as adjusted. At December 31, 2011, Chubb was in compliance with all such covenants. The revolving credit facility is available for general corporate purposes and to support our commercial paper borrowing arrangement. The agreement has a termination date of October 19, 2012. Under the agreement Chubb is permitted to request on two occasions, at any time during the remaining term of the agreement, an extension of the maturity date for an additional one year period. On the termination date of the agreement, any borrowings then outstanding become payable.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table provides our future payments due by period under contractual obligations as of December 31, 2011, aggregated by type of obligation.

		2013	2015
		and	and	There-
	2012	2014	2016	after	Total
	(in millions)

Principal due under long term debt	$—	$275	$—	$3,300	$3,575
Interest payments on long term debt(a)	220	418	411	2,689	3,738
Purchase obligations(b)	127	138	117	109	491
Future minimum rental payments under operating leases	71	108	58	49	286

	418	939	586	6,147	8,090
Loss and loss expense reserves(c)	5,075	5,767	3,460	8,766	23,068

Total	$5,493	$6,706	$4,046	$14,913	$31,158

(a)	Junior subordinated capital securities of $1 billion bear interest at a fixed rate of 6.375% through April 14, 2017 and at a rate equal to the three-month LIBOR rate plus 2.25% thereafter. For purposes of the above table, interest after April 14, 2017 was calculated using the three-month LIBOR rate as of December 31, 2011. The table includes future interest payments through the scheduled maturity date, April 15, 2037. Interest payments for the period from the scheduled maturity date through the final maturity date, March 29, 2067, would increase the contractual obligation by $848 million. It is our expectation that the capital securities will be redeemed at the end of the fixed interest rate period.

(b)	Includes agreements with vendors to purchase various goods and services such as information technology, human resources and administrative services.

(c)	There is typically no stated contractual commitment associated with property and casualty insurance loss reserves. The obligation to pay a claim arises only when a covered loss event occurs and a settlement is reached. The vast majority of our loss reserves relate to claims for which settlements have not yet been reached. Our loss reserves therefore represent estimates of future payments. These estimates are dependent on the outcome of claim settlements that will occur over many years. Accordingly, the payment of the loss reserves is not fixed as to either amount or timing. The estimate of the timing of future payments is based on our historical loss payment patterns. The ultimate amount and timing of loss payments will likely differ from our estimate and the differences could be material. We expect that these loss payments will be funded, in large part, by future cash receipts from operations.

The above table excludes certain commitments totaling $600 million at December 31, 2011 to fund limited partnership investments. These commitments can be called by the partnerships (generally over a period of five years or less), if and when needed by the partnerships to fund certain partnership expenses or the purchase of investments. It is uncertain whether and, if so, when we will be required to fund these commitments. There is no predetermined payment schedule.

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

Limited partnership investments by their nature are less liquid and may involve more risk than other investments. We actively manage our risk through type of asset class and domestic and international diversification. At December 31, 2011, we had investments in about 85 separate partnerships. We review the performance of these investments on a quarterly basis and we obtain audited financial statements annually.

During 2011, cash used for financing activities exceeded cash provided by operating activities. As a result, our holdings of tax exempt fixed maturities and mortgage-backed securities both decreased slightly during the year, partly offset by a slight increase in our holdings of corporate bonds. In 2010, we invested new cash primarily in tax exempt fixed maturities and we reduced our holdings of mortgage-backed securities. In 2009, we invested new cash in tax exempt fixed maturities and taxable fixed maturities. The taxable fixed maturities we invested in were corporate bonds while we reduced our holdings of mortgage-backed securities. Our objective is to achieve the appropriate mix of taxable and tax exempt securities in our portfolio to balance both investment and tax strategies. At December 31, 2011, 68% of our U.S. fixed maturity portfolio was invested in tax exempt securities compared with 67% at December 31, 2010 and December 31, 2009.

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

The net unrealized appreciation before tax of our fixed maturities and equity securities carried at fair value was $2.7 billion at December 31, 2011, $1.7 billion at December 31, 2010 and $1.6 billion at December 31, 2009. Such unrealized appreciation is reflected in accumulated other comprehensive income, net of applicable deferred income taxes.

In 2011, market yields on fixed maturity investments declined resulting in an increase in the fair value of many of our fixed maturity investments.

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

Level 3 — Inputs that are unobservable.

The methods and assumptions used to estimate the fair values of financial instruments are as follows:

Fair values for fixed maturities are determined by management, utilizing prices obtained from a third party, nationally recognized pricing service or, in the case of securities for which prices are not provided by a pricing service, from third party brokers. For fixed maturities that have quoted prices in active markets, market quotations are provided. For fixed maturities that do not trade on a daily basis, the pricing service and brokers provide fair value estimates using a variety of inputs including, but not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, reference data, prepayment rates and measures of volatility. Management reviews on an ongoing basis the reasonableness of the methodologies used by the relevant pricing service and brokers. In addition, management, using the prices received for the securities from the pricing service and brokers, determines the aggregate portfolio price performance and reviews it against applicable indices. If management believes that significant discrepancies exist, it will discuss these with the relevant pricing service or broker to resolve the discrepancies.

Fair values of equity securities are based on quoted market prices.

The carrying value of short term investments approximates fair value due to the short maturities of these investments.

Fair values of long term debt issued by Chubb are determined by management, utilizing prices obtained from a third party, nationally recognized pricing service.

We use a pricing service to estimate fair value measurements for approximately 99% of our fixed maturities. The prices we obtain from a pricing service and brokers generally are non-binding, but are reflective of current market transactions in the applicable financial instruments. At December 31, 2011 and December 31, 2010, we held an insignificant amount of financial instruments in our investment portfolio for which a lack of market liquidity impacted our determination of fair value.

The methods and assumptions used to estimate the fair value of the Corporation’s pension plan and other postretirement benefit plan assets, other than assets invested in pooled funds, are similar to the methods and assumptions used for our other financial instruments. The fair value of pooled funds is based on the net asset value of the funds. At December 31, 2011 and December 31, 2010, approximately 99% of the pension plan and other postretirement benefit plan assets are categorized as Level 1 or Level 2 in the fair value hierarchy.

PENSION AND OTHER POSTRETIREMENT BENEFITS

In 2011, primarily as a result of a decline in the discount rates used to value our pension and other postretirement obligations, and lower than expected return on plan assets, the liability related to our pension and other postretirement benefit plans increased. Postretirement benefit costs not recognized in net income increased by $329 million, which was reflected in other comprehensive income, net of applicable deferred income taxes.

In 2010, as a result of improvement in the financial markets, the fair value of the assets in our pension and other postretirement benefit plans increased. Postretirement benefit costs not recognized in net income decreased by $20 million, which was reflected in other comprehensive income, net of applicable deferred income taxes. This decline reflected the periodic amortization of net actuarial loss and prior service cost and an increase in the fair value of the assets held by our pension and other postretirement benefit plans in excess of the expected return substantially offset by actuarial losses primarily from a decrease in the discount rates used to value our pension benefit obligations.

As a result of improvement in the financial markets in 2009, the fair value of the assets in our pension and other postretirement benefit plans increased, improving the funded status of these plans. Postretirement benefit costs not recognized in net income decreased by $134 million, which was reflected in other comprehensive income, net of applicable deferred income taxes.

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

The following table provides information about our fixed maturity securities, which are sensitive to changes in interest rates. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates at December 31, 2011 and 2010. Consideration is given to the call dates of securities trading above par value and the expected prepayment patterns of mortgage-backed securities. Actual cash flows could differ from the expected amounts, primarily due to future changes in interest rates.

	At December 31, 2011
							Total
						There-	Amortized	Fair
	2012	2013	2014	2015	2016	after	Cost	Value
	(in millions)

Tax exempt	$1,813	$2,758	$2,105	$2,119	$1,970	$8,021	$18,786	$20,211
Average interest rate	4.0%	4.1%	4.1%	4.1%	4.2%	4.3%
Taxable — other than mortgage-backed securities	1,747	1,662	1,796	1,741	1,440	4,885	13,271	14,156
Average interest rate	4.1%	3.9%	4.3%	4.2%	3.9%	4.8%
Mortgage-backed securities	893	624	400	318	207	263	2,705	2,817
Average interest rate	5.0%	5.2%	5.1%	5.1%	5.0%	4.7%

Total	$4,453	$5,044	$4,301	$4,178	$3,617	$13,169	$34,762	$37,184

	At December 31, 2010
							Total
						There-	Amortized	Fair
	2011	2012	2013	2014	2015	after	Cost	Value
	(in millions)

Tax exempt	$1,527	$1,607	$2,855	$2,188	$2,233	$8,662	$19,072	$19,774
Average interest rate	4.1%	4.1%	4.1%	4.0%	4.1%	4.4%
Taxable — other than mortgage-backed securities	1,134	1,896	1,881	1,738	1,635	4,724	13,008	13,638
Average interest rate	4.2%	4.1%	4.0%	4.4%	4.1%	4.9%
Mortgage-backed securities	707	855	640	270	177	332	2,981	3,107
Average interest rate	4.9%	5.1%	5.3%	5.2%	5.1%	5.1%

Total	$3,368	$4,358	$5,376	$4,196	$4,045	$13,718	$35,061	$36,519

At December 31, 2011, our tax exempt fixed maturity portfolio had an average expected maturity of five years. Our taxable fixed maturity portfolio had an average expected maturity of four years.

Credit Risk

Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. We have consistently invested in high quality marketable securities. At December 31, 2011, less than 2% of our fixed maturity portfolio was below investment grade. Our investment portfolio did not have any direct exposure to either sub-prime mortgages or collateralized debt obligations.

Our decisions to acquire and hold specific tax exempt fixed maturities and taxable fixed maturities are primarily based on an initial and ongoing evaluation of the underlying characteristics, including credit quality, sector, structure and liquidity of the issuer, performed by our internal investment professionals. Third party credit ratings are also used by our investment professionals to help assess the relative credit quality of the issuer and manage the overall credit risk of our fixed maturity portfolio. About 99% of the third party credit ratings of our fixed maturity portfolio are obtained from Moody’s Investors Service.

Our tax exempt fixed maturities comprise bonds issued by states, municipalities and political subdivisions within the United States. Our holdings consist of: special revenue bonds issued by state and local government agencies; state, municipal and political subdivision general obligation bonds; and pre-refunded bonds for which an irrevocable trust containing U.S. government or government agency obligations has been established to fund the remaining payment of principal and interest.

Our evaluation of a special revenue bond includes analyzing key credit factors such as the structure of the revenue pledge, the rate covenant, debt service reserve fund, margin of debt service coverage and the issuer’s historic financial performance. Our evaluation of a general obligation bond issued by a state, municipality or political subdivision includes analyzing key credit factors such as the economic and financial condition of the issuer and its ability and commitment to service its debt.

At December 31, 2011, about 80% of our tax exempt securities were rated Aa or better with about 25% rated Aaa. The average rating of our tax exempt securities was Aa. While about 30% of our tax exempt securities were insured, the effect of insurance on the average credit rating of these securities was insignificant. The insured tax exempt securities in our portfolio have been selected based on the quality of the underlying credit and not the value of the credit insurance enhancement.

At December 31, 2011, about 5% of our taxable fixed maturity portfolio was invested in U.S. government and government agency and authority obligations other than mortgage-backed securities and had an average rating of Aa. About 70% of the U.S. government and government agency and authority obligations other than mortgage-backed securities were U.S. Treasury securities with an average rating of Aaa and the remainder were taxable bonds issued by states, municipalities and political subdivisions within the United States with an average rating of Aa.

About 38% of our taxable fixed maturity portfolio consisted of corporate bonds other than mortgage-backed securities, which were issued by a diverse group of U.S. and foreign issuers and had an average rating of A. About 60% of our corporate bonds other than mortgage-backed securities were issued by U.S. companies and about 40% were issued by foreign companies. Our foreign corporate bonds included $94 million, $45 million and $42 million issued by companies, including banks, in Italy, Spain and Ireland, respectively. We held no bonds issued by companies in Greece or Portugal.

At December 31, 2011, about 40% of our taxable fixed maturity portfolio was invested in foreign government and government agency obligations, which had an average rating of Aa. The foreign government and government agency obligations consisted of high quality securities, primarily issued by national governments and, to a lesser extent, government agencies, regional governments and supranational organizations. The five largest sovereign issuers within our portfolio were Canada, the United Kingdom, Germany, Australia and Brazil, which collectively accounted for about 75% of our total foreign government and government agency obligations. Another 7% of our total foreign government and government agency obligations were issued by supranational organizations. We held no sovereign securities issued by Greece, Portugal, Ireland or Italy and held only $13 million of sovereign securities issued by Spain. We do not hold any foreign government or government agency fixed maturities that have third party guarantees.

At December 31, 2011, 17% of our taxable fixed maturity portfolio was invested in mortgage-backed securities. About 95% of the mortgage-backed securities were rated Aaa. About half of the remaining 5% were below investment grade. Of the Aaa rated securities, 28% were residential mortgage-backed securities, consisting of government agency pass-through securities guaranteed by a government agency or a government sponsored enterprise (GSE), GSE collateralized mortgage obligations (CMOs) and other CMOs, all backed by single family home mortgages. The majority of our CMOs are actively traded in liquid markets. The other 72% of the Aaa rated securities were call protected, commercial mortgage-backed securities (CMBS). About 95% of our CMBS were senior securities with the highest level of subordination. The remainder of our CMBS were seasoned securities that were issued in 1998 or earlier.

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

At December 31, 2011, the property and casualty subsidiaries held foreign currency denominated investments of $7.6 billion supporting our international operations. The principal currencies creating foreign exchange rate risk for the property and casualty subsidiaries were the Canadian dollar, the British pound sterling, the euro and the Australian dollar. The following table provides information about those fixed maturity securities that are denominated in these currencies. The table presents cash flows of principal amounts in U.S. dollar equivalents by expected maturity dates at December 31, 2011. Actual cash flows could differ from the expected amounts.

	At December 31, 2011
							Total
						There-	Amortized	Fair
	2012	2013	2014	2015	2016	after	Cost	Value
	(in millions)

Canadian dollar	$244	$222	$229	$261	$259	$649	$1,864	$1,992
British pound sterling	170	159	328	289	156	600	1,702	1,850
Euro	88	205	147	190	144	484	1,258	1,317
Australian dollar	50	72	152	167	92	448	981	1,037

Equity Price Risk

Equity price risk is the potential loss in fair value of our equity securities resulting from adverse changes in stock prices. In general, equities have more year-to-year price variability than intermediate term high grade bonds. However, returns over longer time frames have generally been higher. Our publicly traded equity securities are high quality, diversified across industries and readily marketable. A hypothetical decrease of 10% in the market price of each of the equity securities held at December 31, 2011 and 2010 would have resulted in a decrease of $151 million and $155 million, respectively, in the fair value of the equity securities portfolio.

All of the above risks are monitored on an ongoing basis. A combination of in-house systems and proprietary models and externally licensed software are used to analyze individual securities as well as each portfolio. These tools provide the portfolio managers with information to assist them in the evaluation of the market risks of the portfolio.

DEBT

Interest Rate Risk

We also have interest rate risk on our debt obligations. The following table presents expected cash flow of principal amounts and related weighted average interest rates by maturity date of our long term debt obligations at December 31, 2011.

	At December 31, 2011
						There-		Fair
	2012	2013	2014	2015	2016	after	Total	Value
	(in millions)

Expected cash flows of principal amounts	$—	$275	$—	$—	$—	$3,300	$3,575	$4,085
Average interest rate	—	5.2%	—	—	—	6.2%

Item 8.	Consolidated Financial Statements and Supplementary Data

Consolidated financial statements of the Corporation at December 31, 2011 and 2010 and for each of the three years in the period ended December 31, 2011 and the report thereon of our independent registered public accounting firm, and the Corporation’s unaudited quarterly financial data for the two-year period ended December 31, 2011 are listed in Item 15(a) of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As of December 31, 2011, an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, was performed under the supervision and with the participation of the Corporation’s management, including Chubb’s chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2011.

During the three month period ended December 31, 2011, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2011, the Corporation’s internal control over financial reporting is effective.

The Corporation’s internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Corporation’s consolidated financial statements. Their attestation report on the Corporation’s internal control over financial reporting is shown on page 72.

Item 9B.  Other Information

None.

Report of Independent Registered Public Accounting Firm

Ernst & Young LLP
5 Times Square
New York, New York 10036

The Board of Directors and Shareholders
The Chubb Corporation

We have audited The Chubb Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Chubb Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, The Chubb Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Chubb Corporation as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, cash flows and comprehensive income for each of the three years in the period ended December 31, 2011, and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP
February 27, 2012

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

Information regarding Chubb’s directors is incorporated by reference from Chubb’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders under the caption “Our Board of Directors.” Information regarding Chubb’s executive officers is included in Part I of this report under the caption “Executive Officers of the Registrant.” Information regarding Section 16 reporting compliance of Chubb’s directors, executive officers and 10% beneficial owners is incorporated by reference from Chubb’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Information regarding Chubb’s Code of Ethics for CEO and Senior Financial Officers is included in Item 1 of this report under the caption “Business — General.” Information regarding the Audit Committee of Chubb’s Board of Directors and its Audit Committee financial experts is incorporated by reference from Chubb’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders under the captions “Corporate Governance — Audit Committee,” “Audit Committee Report” and “Committee Assignments.”

Item 11.  Executive Compensation

Incorporated by reference from Chubb’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders, under the captions “Corporate Governance — Compensation Committee Interlocks and Insider Participation,” “Corporate Governance — Directors’ Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis” and “Executive Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from Chubb’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from Chubb’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders, under the captions “Corporate Governance — Director Independence,” “Corporate Governance — Related Person Transactions” and “Certain Transactions and Other Matters.”

Item 14.  Principal Accountant Fees and Services

Incorporated by reference from Chubb’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders, under the caption “Proposal 2: Ratification of Appointment of Independent Auditor.”

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
February 23, 2012

By	/s/ John D. Finnegan
(John D. Finnegan Chairman, President and
Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John D. Finnegan (John D. Finnegan)	Chairman, President, Chief Executive Officer and Director	February 23, 2012

/s/ Zoë Baird Budinger (Zoë Baird Budinger)	Director	February 23, 2012

/s/ Sheila P. Burke (Sheila P. Burke)	Director	February 23, 2012

/s/ James I. Cash, Jr. (James I. Cash, Jr.)	Director	February 23, 2012

/s/ Lawrence W. Kellner (Lawrence W. Kellner)	Director	February 23, 2012

/s/ Martin G. McGuinn (Martin G. McGuinn)	Director	February 23, 2012

/s/ Lawrence M. Small (Lawrence M. Small)	Director	February 23, 2012

/s/ Jess Søderberg (Jess Søderberg)	Director	February 23, 2012

Signature	Title	Date

/s/ Daniel E. Somers (Daniel E. Somers)	Director	February 23, 2012

/s/ James M. Zimmerman (James M. Zimmerman)	Director	February 23, 2012

/s/ Alfred W. Zollar (Alfred W. Zollar)	Director	February 23, 2012

/s/ Richard G. Spiro (Richard G. Spiro)	Executive Vice President and Chief Financial Officer	February 23, 2012

/s/ John J. Kennedy (John J. Kennedy)	Senior Vice President and Chief Accounting Officer	February 23, 2012

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Ernst & Young LLP
5 Times Square
New York, New York 10036

The Board of Directors and Shareholders
The Chubb Corporation

We have audited the accompanying consolidated balance sheets of The Chubb Corporation as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, cash flows and comprehensive income for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Chubb Corporation at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Chubb Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2012 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP
February 27, 2012

THE CHUBB CORPORATION
Consolidated Statements of Income

	In Millions,
	Except For Per Share Amounts
	Years Ended December 31
	2011	2010	2009
Revenues
Premiums Earned	$11,644	$11,215	$11,331
Investment Income	1,644	1,665	1,649
Other Revenues	9	13	13
Realized Investment Gains (Losses), Net
Total Other-Than-Temporary Impairment Losses on Investments	(22)	(6)	(132)
Other-Than-Temporary Impairment Losses on Investments Recognized in Other Comprehensive Income	(1)	(5)	20
Other Realized Investment Gains, Net	311	437	135

Total Realized Investment Gains, Net	288	426	23

TOTAL REVENUES	13,585	13,319	13,016

Losses and Expenses
Losses and Loss Expenses	7,407	6,499	6,268
Amortization of Deferred Policy Acquisition Costs	3,225	3,067	3,021
Other Insurance Operating Costs and Expenses	417	425	416
Investment Expenses	39	35	39
Other Expenses	11	15	16
Corporate Expenses	287	290	294

TOTAL LOSSES AND EXPENSES	11,386	10,331	10,054

INCOME BEFORE FEDERAL AND FOREIGN INCOME TAX	2,199	2,988	2,962

Federal and Foreign Income Tax	521	814	779

NET INCOME	$1,678	$2,174	$2,183

Net Income Per Share
Basic	$5.80	$6.81	$6.24
Diluted	5.76	6.76	6.18

See accompanying notes.

THE CHUBB CORPORATION
Consolidated Balance Sheets

	In Millions
	December 31
	2011	2010
Assets
Invested Assets
Short Term Investments	$1,893	$1,905
Fixed Maturities (cost $34,762 and $35,061)	37,184	36,519
Equity Securities (cost $1,264 and $1,285)	1,512	1,550
Other Invested Assets	2,180	2,239

TOTAL INVESTED ASSETS	42,769	42,213

Cash	58	70
Accrued Investment Income	440	447
Premiums Receivable	2,161	2,098
Reinsurance Recoverable on Unpaid Losses and Loss Expenses	1,739	1,817
Prepaid Reinsurance Premiums	320	325
Deferred Policy Acquisition Costs	1,630	1,562
Deferred Income Tax	—	98
Goodwill	467	467
Other Assets	1,281	1,152

TOTAL ASSETS	$50,865	$50,249

Liabilities
Unpaid Losses and Loss Expenses	$23,068	$22,718
Unearned Premiums	6,322	6,189
Long Term Debt	3,575	3,975
Dividend Payable to Shareholders	107	112
Deferred Income Tax	149	—
Accrued Expenses and Other Liabilities	2,070	1,725

TOTAL LIABILITIES	35,291	34,719

Commitments and Contingent Liabilities (Note 6 and 13)

Shareholders’ Equity
Preferred Stock — Authorized 8,000,000 Shares; $1 Par Value; Issued — None	—	—
Common Stock — Authorized 1,200,000,000 Shares; $1 Par Value; Issued 371,980,460 Shares	372	372
Paid-In Surplus	190	208
Retained Earnings	19,176	17,943
Accumulated Other Comprehensive Income	1,195	790
Treasury Stock, at Cost — 99,519,509 and 74,707,547 Shares	(5,359)	(3,783)

TOTAL SHAREHOLDERS’ EQUITY	15,574	15,530

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$50,865	$50,249

See accompanying notes.

THE CHUBB CORPORATION
Consolidated Statements of Shareholders’ Equity

	In Millions
	Years Ended December 31
	2011	2010	2009
Preferred Stock
Balance, Beginning and End of Year	$—	$—	$—

Common Stock
Balance, Beginning and End of Year	372	372	372

Paid-In Surplus
Balance, Beginning of Year	208	224	253
Changes Related to Stock-Based Employee Compensation (includes tax benefit of $24, $15 and $6)	(18)	(16)	(29)

Balance, End of Year	190	208	224

Retained Earnings
Balance, Beginning of Year	17,943	16,235	14,509
Cumulative Effect, as of April 1, 2009, of Change in Accounting Principle, Net of Tax	—	—	30
Net Income	1,678	2,174	2,183
Dividends Declared (per share $1.56, $1.48 and $1.40)	(445)	(466)	(487)

Balance, End of Year	19,176	17,943	16,235

Accumulated Other Comprehensive Income (Loss)
Unrealized Appreciation (Depreciation) of Investments Including Unrealized Other-Than-Temporary Impairment Losses
Balance, Beginning of Year	1,120	1,044	(143)
Cumulative Effect, as of April 1, 2009, of Change in Accounting Principle, Net of Tax	—	—	(30)
Change During Year, Net of Tax	616	76	1,217

Balance, End of Year	1,736	1,120	1,044

Foreign Currency Translation Gains (Losses)
Balance, Beginning of Year	142	160	(10)
Change During Year, Net of Tax	4	(18)	170

Balance, End of Year	146	142	160

Postretirement Benefit Costs Not Yet Recognized in Net Income
Balance, Beginning of Year	(472)	(484)	(582)
Change During Year, Net of Tax	(215)	12	98

Balance, End of Year	(687)	(472)	(484)

Accumulated Other Comprehensive Income, End of Year	1,195	790	720

Treasury Stock, at Cost
Balance, Beginning of Year	(3,783)	(1,917)	(967)
Repurchase of Shares	(1,718)	(2,008)	(1,065)
Shares Issued Under Stock-Based Employee Compensation Plans	142	142	115

Balance, End of Year	(5,359)	(3,783)	(1,917)

TOTAL SHAREHOLDERS’ EQUITY	$15,574	$15,530	$15,634

See accompanying notes.

     THE CHUBB CORPORATION
      Consolidated Statements of Cash Flows

	In Millions
	Years Ended December 31
	2011	2010	2009
Cash Flows from Operating Activities
Net Income	$1,678	$2,174	$2,183
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Increase in Unpaid Losses and Loss Expenses, Net	361	145	262
Increase (Decrease) in Unearned Premiums, Net	114	21	(254)
Decrease (Increase) in Premiums Receivable	(63)	3	100
Change in Income Tax Payable or Recoverable	(102)	178	(27)
Deferred Income Tax	25	136	86
Amortization of Premiums and Discounts on Fixed Maturities	147	154	168
Depreciation	58	63	69
Realized Investment Gains, Net	(288)	(426)	(23)
Other, Net	(52)	(117)	(147)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,878	2,331	2,417

Cash Flows from Investing Activities
Proceeds from Fixed Maturities
Sales	1,730	2,287	3,029
Maturities, Calls and Redemptions	3,540	2,856	2,578
Proceeds from Sales of Equity Securities	167	129	394
Purchases of Fixed Maturities	(5,014)	(5,176)	(7,372)
Purchases of Equity Securities	(95)	(156)	(37)
Investments in Other Invested Assets, Net	285	173	(37)
Decrease in Short Term Investments, Net	11	38	563
Increase (Decrease) in Net Payable from Security Transactions not Settled	8	(24)	72
Purchases of Property and Equipment, Net	(52)	(54)	(52)
Other, Net	—	(6)	6

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	580	67	(856)

Cash Flows from Financing Activities
Repayment of Long Term Debt	(400)	—	—
Increase (Decrease) in Funds Held under Deposit Contracts	7	22	(53)
Proceeds from Issuance of Common Stock Under Stock-Based Employee Compensation Plans	80	74	34
Repurchase of Shares	(1,707)	(2,003)	(1,060)
Dividends Paid to Shareholders	(450)	(472)	(487)

NET CASH USED IN FINANCING ACTIVITIES	(2,470)	(2,379)	(1,566)

Net Increase (Decrease) in Cash	(12)	19	(5)
Cash at Beginning of Year	70	51	56

CASH AT END OF YEAR	$58	$70	$51

       See accompanying notes.

     THE CHUBB CORPORATION
      Consolidated Statements of Comprehensive Income

	In Millions
	Years Ended December 31
	2011	2010	2009

Net Income	$1,678	$2,174	$2,183

Other Comprehensive Income (Loss), Net of Tax
Change in Unrealized Appreciation of Investments	615	69	1,223
Change in Unrealized Other-Than-Temporary Impairment Losses on Investments	1	7	(6)
Foreign Currency Translation Gains (Losses)	4	(18)	170
Change in Postretirement Benefit Costs Not Yet Recognized in Net Income	(215)	12	98

	405	70	1,485

COMPREHENSIVE INCOME	$2,083	$2,244	$3,668

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

(a)	Basis of Presentation

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

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and include the accounts of Chubb and its subsidiaries (collectively, the Corporation). Significant intercompany transactions have been eliminated in consolidation. The results of certain of our foreign operations are recorded on a three month lag in our consolidated financial statements. In the event that significant events occur during the lag period, the impact is included in the current period results.

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

Certain amounts in the consolidated financial statements for prior years have been reclassified to conform with the 2011 presentation.

(b)	Invested Assets

Short term investments, which have an original maturity of one year or less, are carried at amortized cost, which approximates fair value.

Fixed maturities, which include taxable and tax exempt bonds, are classified as available-for-sale and carried at fair value as of the balance sheet date. Taxable bonds include U.S. government and government agency and authority obligations, including taxable bonds issued by states, municipalities and political subdivisions within the United States, and foreign government and government agency obligations, corporate bonds and mortgage-backed securities. Corporate bonds also include redeemable preferred stocks. Tax exempt bonds consist of bonds issued by states, municipalities and political subdivisions within the United States. Fixed maturities are purchased to support the investment strategies of the Corporation. These strategies are developed based on many factors including rate of return, maturity, credit risk, tax considerations and regulatory requirements. Fixed maturities may be sold prior to maturity to support the investment strategies of the Corporation.

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

Other invested assets primarily include private equity limited partnerships which are carried at the Corporation’s equity in the net assets of the partnerships based on valuations provided by the manager of each partnership. As a result of the timing of the receipt of valuation data from the investment managers, these investments are generally reported on a three month lag. Changes in the Corporation’s equity in the net assets of the partnerships are included in net income as realized investment gains or losses.

Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold and are included in net income. When the fair value of any investment is lower than its cost, an assessment is made to determine whether the decline is temporary or other than temporary. Effective April 1, 2009, the Corporation adopted new guidance related to the recognition of other-than-temporary impairments of investments (see Notes (2) and (3)(b)).

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

Acquisition costs that vary with and are primarily related to the production of business are deferred and amortized over the period in which the related premiums are earned. Such costs include commissions, premium taxes and certain other underwriting and policy issuance costs. Commissions received related to reinsurance premiums ceded are considered in determining net acquisition costs eligible for deferral. Deferred policy acquisition costs are reviewed to determine whether they are recoverable from future income. If such costs are deemed to be unrecoverable, they are expensed. Anticipated investment income is considered in the determination of the recoverability of deferred policy acquisition costs. Effective January 1, 2012, the accounting for deferred policy acquisition costs will change (see Note (1)(m)).

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

(2)	Adoption of New Accounting Pronouncements

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

(3)	Invested Assets and Related Income

(a) The amortized cost and fair value of fixed maturities and equity securities were as follows:

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
	(in millions)
Fixed maturities
Tax exempt	$18,786	$1,462	$37	$20,211

Taxable
U.S. government and government agency and authority obligations	813	57	2	868
Corporate bonds	6,049	440	24	6,465
Foreign government and government agency obligations	6,409	416	2	6,823
Residential mortgage-backed securities	821	41	7	855
Commercial mortgage-backed securities	1,884	79	1	1,962

	15,976	1,033	36	16,973

Total fixed maturities	$34,762	$2,495	$73	$37,184

Equity securities	$1,264	$319	$71	$1,512

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
	(in millions)
Fixed maturities
Tax exempt	$19,072	$824	$122	$19,774

Taxable
U.S. government and government agency and authority obligations	807	31	9	829
Corporate bonds	6,025	405	20	6,410
Foreign government and government agency obligations	6,176	237	14	6,399
Residential mortgage-backed securities	1,293	63	6	1,350
Commercial mortgage-backed securities	1,688	70	1	1,757

	15,989	806	50	16,745

Total fixed maturities	$35,061	$1,630	$172	$36,519

Equity securities	$1,285	$340	$75	$1,550

At December 31, 2011 and 2010, the gross unrealized depreciation of fixed maturities included $3 million and $4 million, respectively, of unrealized other-than-temporary impairment losses recognized in accumulated other comprehensive income.

At December 31, 2011, tax exempt fixed maturities consisted of $12,405 million of special revenue bonds, $2,614 million of municipal and political subdivision general obligation bonds, $2,548 million of state general obligation bonds and $2,644 million of pre-refunded bonds for which an irrevocable trust containing U.S. government or government agency obligations has been established to fund the remaining payment of principal and interest. The special revenue bonds are supported by income streams generated in a broad range of sectors, primarily electric utilities, water and sewer utilities, highways, hospitals, universities, airports and housing, as well as specifically pledged tax revenues. The special revenue bond holdings are well-diversified and spread relatively evenly over these sectors.

The following table summarizes the fair value and amortized cost for the tax exempt fixed maturities other than pre-refunded bonds held at December 31, 2011, for each state in which the Corporation’s aggregate investment was 5% or more of total tax exempt fixed maturities. The remainder of tax exempt fixed maturities were issued by a broad range of other states and municipalities and political subdivisions within those states. In the following table, “state” identifies the issuer or the location of the issuing municipality or political subdivision within a state.

	Fair Value
		Municipal
		and Political
	Special	Subdivision	State
	Revenue	General	General		Amortized
State	Bonds	Obligations	Obligations	Total	Cost
	(in millions)

Texas	$1,035	$1,156	$275	$2,466	$2,269
New York	1,385	139	36	1,560	1,444
California	994	140	240	1,374	1,278
Illinois	617	486	74	1,177	1,102

At December 31, 2011, foreign government and government agency fixed maturities consisted of high quality fixed maturities primarily issued by national governments and, to a lesser extent, government agencies, regional governments and supranational organizations.

The following table summarizes the fair value and amortized cost for the foreign government and government agency fixed maturities held at December 31, 2011, for each country in which the Corporation’s aggregate investment was 5% or more of total foreign government and government agency fixed maturities. In the following table, “country” identifies the issuer or the location of the issuing government agency or regional government within a country.

	Fair	Amortized
Country	Value	Cost
	(in millions)

Canada	$2,075	$1,943
United Kingdom	1,275	1,145
Germany	897	855
Australia	623	579

At December 31, 2011, the foreign government and government agency fixed maturities also included $471 million of fixed maturities issued by supranational organizations.

The fair value and amortized cost of fixed maturities at December 31, 2011 by contractual maturity were as follows:

		Amortized
	Fair Value	Cost
	(in millions)

Due in one year or less	$2,439	$2,401
Due after one year through five years	11,916	11,279
Due after five years through ten years	12,356	11,215
Due after ten years	7,656	7,162

	34,367	32,057
Residential mortgage-backed securities	855	821
Commercial mortgage-backed securities	1,962	1,884

	$37,184	$34,762

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

(b) The components of unrealized appreciation or depreciation, including unrealized other-than-temporary impairment losses, of investments carried at fair value were as follows:

	December 31
	2011	2010
	(in millions)

Fixed maturities
Gross unrealized appreciation	$2,495	$1,630
Gross unrealized depreciation	73	172

	2,422	1,458

Equity securities
Gross unrealized appreciation	319	340
Gross unrealized depreciation	71	75

	248	265

	2,670	1,723
Deferred income tax liability	934	603

	$1,736	$1,120

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

In determining whether fixed maturities are other than temporarily impaired, prior to April 1, 2009, the Corporation considered many factors including its intent and ability to hold a security for a period of time sufficient to allow for the recovery of the security’s cost. When an impairment was deemed other than temporary, the security was written down to fair value and the entire writedown was included in net income as a realized investment loss. Effective April 1, 2009, the Corporation adopted new guidance that modified the guidance on the recognition and presentation of other-than-temporary impairments of debt securities. Under this guidance, the Corporation is required to recognize an other-than-temporary impairment loss when it concludes it has the intent to sell or it is more likely than not it will be required to sell an impaired fixed maturity before the security recovers to its amortized cost value or it is likely it will not recover the entire amortized cost value of an impaired debt security. If the Corporation has the intent to sell or it is more likely than not that the Corporation will be required to sell an impaired fixed maturity before the security recovers to its amortized cost value, the security is written down to fair value and the entire amount of the writedown is included in net income as a realized investment loss. For all other impaired fixed maturities, the impairment loss is separated into the amount representing the credit loss and the amount representing the loss related to all other factors. The amount of the impairment loss that represents the credit loss is included in net income as a realized investment loss and the amount of the impairment loss that relates to all other factors is included in other comprehensive income.

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

The following table summarizes, for all investment securities in an unrealized loss position at December 31, 2011, the aggregate fair value and gross unrealized depreciation, including unrealized other-than-temporary impairment losses, by investment category and length of time that individual securities have continuously been in an unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Depreciation	Value	Depreciation	Value	Depreciation
			(in millions)

Fixed maturities
Tax exempt	$81	$1	$240	$36	$321	$37

Taxable
U.S. government and government agency and authority obligations	19	1	18	1	37	2
Corporate bonds	489	14	176	10	665	24
Foreign government and government agency obligations	499	1	21	1	520	2
Residential mortgage-backed securities	77	2	22	5	99	7
Commercial mortgage-backed securities	34	1	—	—	34	1

	1,118	19	237	17	1,355	36

Total fixed maturities	1,199	20	477	53	1,676	73

Equity securities	231	45	199	26	430	71

	$1,430	$65	$676	$79	$2,106	$144

At December 31, 2011, approximately 380 individual fixed maturity and equity securities were in an unrealized loss position, of which approximately 345 were fixed maturities. The Corporation does not have the intent to sell and it is not more likely than not that the Corporation will be required to sell these fixed maturities before the securities recover to their amortized cost value. In addition, the Corporation believes that none of the declines in the fair values of these fixed maturities relate to credit losses. The Corporation has the intent and ability to hold the equity securities in an unrealized loss position for a period of time sufficient to allow for the recovery of cost. The Corporation believes that none of the declines in the fair value of these fixed maturities and equity securities were other than temporary at December 31, 2011.

The following table summarizes, for all investment securities in an unrealized loss position at December 31, 2010, the aggregate fair value and gross unrealized depreciation, including unrealized other-than-temporary impairment losses, by investment category and length of time that individual securities have continuously been in an unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Depreciation	Value	Depreciation	Value	Depreciation
			(in millions)

Fixed maturities
Tax exempt	$2,498	$79	$284	$43	$2,782	$122

Taxable
U.S. government and government agency and authority obligations	111	3	45	6	156	9
Corporate bonds	448	11	166	9	614	20
Foreign government and government agency obligations	1,016	13	27	1	1,043	14
Residential mortgage-backed securities	9	1	41	5	50	6
Commercial mortgage-backed securities	38	1	—	—	38	1

	1,622	29	279	21	1,901	50

Total fixed maturities	4,120	108	563	64	4,683	172

Equity securities	69	14	299	61	368	75

	$4,189	$122	$862	$125	$5,051	$247

The change in unrealized appreciation or depreciation of investments carried at fair value, including the change in unrealized other-than-temporary impairment losses and the cumulative effect adjustment of $30 million as a result of adopting new guidance related to the recognition and presentation of other-than-temporary impairments during 2009 was as follows:

	Years Ended December 31
	2011	2010	2009
	(in millions)

Change in unrealized appreciation of fixed maturities	$964	$70	$1,524
Change in unrealized appreciation of equity securities	(17)	47	302

	947	117	1,826
Deferred income tax	331	41	639

	$616	$76	$1,187

(c) The sources of net investment income were as follows:

	Years Ended December 31
	2011	2010	2009
	(in millions)

Fixed maturities	$1,549	$1,564	$1,548
Equity securities	34	47	35
Short term investments	16	9	21
Other	45	45	45

Gross investment income	1,644	1,665	1,649
Investment expenses	39	35	39

	$1,605	$1,630	$1,610

(d) Realized investment gains and losses were as follows:

	Years Ended December 31
	2011	2010	2009
	(in millions)

Fixed maturities
Gross realized gains	$70	$98	$110
Gross realized losses	(39)	(26)	(38)
Other-than-temporary impairment losses	(1)	(5)	(23)

	30	67	49

Equity securities
Gross realized gains	74	50	84
Gross realized losses	(1)	(1)	—
Other-than-temporary impairment losses	(22)	(6)	(89)

	51	43	(5)

Other invested assets	207	316	(21)

	$288	$426	$23

(e) As of December 31, 2011 and 2010, fixed maturities still held by the Corporation for which a portion of their other-than-temporary impairment losses were recognized in other comprehensive income had cumulative credit-related losses of $20 million and $21 million, respectively, recognized in net income.

(f) Excluding U.S. government and government sponsored enterprise obligations, the Corporation’s exposure to investments issued by a single issuer that equals or exceeds 10% of total shareholders’ equity was its holdings in government and government guaranteed obligations of Canada, which had a fair value of $1.6 billion at December 31, 2011.

(4) Deferred Policy Acquisition Costs

Policy acquisition costs deferred and the related amortization reflected in operating results were as follows:

	Years Ended December 31
	2011	2010	2009
	(in millions)

Balance, beginning of year	$1,562	$1,533	$1,532

Costs deferred during year
Commissions and brokerage	1,910	1,734	1,663
Premium taxes and assessments	242	242	240
Salaries and operating costs	1,136	1,121	1,091

	3,288	3,097	2,994
Foreign currency translation effect	5	(1)	28
Amortization during year	(3,225)	(3,067)	(3,021)

Balance, end of year	$1,630	$1,562	$1,533

(5) Property and Equipment

Property and equipment included in other assets were as follows:

	December 31
	2011	2010
	(in millions)

Cost	$589	$634
Accumulated depreciation	306	337

	$283	$297

Depreciation expense related to property and equipment was $58 million, $63 million and $69 million for 2011, 2010 and 2009, respectively.

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

Management believes that the aggregate loss reserves of the P&C Group at December 31, 2011 were adequate to cover claims for losses that had occurred as of that date, including both those known and those yet to be reported. In establishing such reserves, management considers facts currently known and the present state of the law and coverage litigation. However, given the significant uncertainties inherent in the loss reserving process, it is possible that management’s estimate of the ultimate liability for losses that had occurred as of December 31, 2011 may change, which could have a material effect on the Corporation’s results of operations and financial condition.

(b) A reconciliation of the beginning and ending liability for unpaid losses and loss expenses, net of reinsurance recoverable, and a reconciliation of the net liability to the corresponding liability on a gross basis is as follows:

	2011	2010	2009
	(in millions)

Gross liability, beginning of year	$22,718	$22,839	$22,367
Reinsurance recoverable, beginning of year	1,817	2,053	2,212

Net liability, beginning of year	20,901	20,786	20,155

Net incurred losses and loss expenses related to
Current year	8,174	7,245	7,030
Prior years	(767)	(746)	(762)

	7,407	6,499	6,268

Net payments for losses and loss expenses related to
Current year	2,746	2,280	1,943
Prior years	4,300	4,074	4,063

	7,046	6,354	6,006

Foreign currency translation effect	67	(30)	369

Net liability, end of year	21,329	20,901	20,786
Reinsurance recoverable, end of year	1,739	1,817	2,053

Gross liability, end of year	$23,068	$22,718	$22,839

Changes in loss reserve estimates are unavoidable because such estimates are subject to the outcome of future events. Loss trends vary and time is required for changes in trends to be recognized and confirmed. During 2011, the P&C Group experienced overall favorable development of $767 million on net unpaid losses and loss expenses established as of the previous year end. This compares with favorable prior year development of $746 million in 2010 and $762 million in 2009. Such favorable development was reflected in operating results in these respective years.

The net favorable development of $767 million in 2011 was due to various factors. Favorable development of about $355 million in the aggregate was experienced in the personal and commercial liability classes. Favorable development in the more recent accident years, particularly in accident years 2004 to 2009, more than offset adverse development in accident years 2001 and prior, which included $72 million of incurred losses related to asbestos and toxic waste claims. The overall frequency and severity of prior period liability claims were lower than expected and the effects of underwriting changes that affected these years have been more positive than expected, especially in the commercial excess liability class. Overall favorable development of about $310 million was experienced in the professional liability classes other than fidelity. The most significant amount of favorable development occurred in the directors and officers liability class, particularly from our business outside the United States, with additional favorable development in the fiduciary liability class, partially offset by adverse development experienced in the errors and omissions liability class. The aggregate reported loss activity related to accident years 2008 and prior was less than expected. Favorable development of about $80 million in the aggregate was experienced in the personal and commercial property classes, primarily related to the 2009 and 2010 accident years. The severity and frequency of late developing property claims that emerged during 2011 were lower than expected. Unfavorable development of about $70 million was experienced in the fidelity class due to higher than expected reported loss emergence, related to the 2010 accident year and, to a lesser extent, the 2009 accident year. Favorable development of about $30 million was experienced in the personal automobile business due primarily to lower than expected frequency of prior year claims. Favorable development of about $30 million was experienced in the runoff of the reinsurance assumed business due primarily to better than expected reported loss activity from cedants. Favorable development of about $15 million was experienced in the surety business due to lower than expected loss emergence in recent accident years.

The net favorable development of $746 million in 2010 was due to various factors. Overall favorable development of about $315 million was experienced in the professional liability classes other than fidelity, including about $190 million outside the United States. The most significant amount of favorable development occurred in the directors and officers liability class, particularly outside the United States, with additional favorable development in the fiduciary liability and employment practices liability classes, partially offset by adverse development experienced in the errors and omissions liability class. The aggregate reported loss activity related to accident years 2007 and prior was less than expected, reflecting a favorable business climate, lower policy limits and better terms and conditions. Favorable development of about $265 million in the aggregate was experienced in the personal and commercial liability classes. Favorable development in the more recent accident years, particularly in accident years 2004 to 2008, more than offset adverse development in accident years 2000 and prior, which included $61 million of incurred losses related to toxic waste claims. The overall frequency and severity of prior period liability claims were lower than expected and the effects of underwriting changes that affected these years have been more positive than expected, especially in the commercial excess liability class. Favorable development of about $110 million in the aggregate was experienced in the personal and commercial property classes, primarily related to the 2008 and 2009 accident years. The severity and frequency of late developing property claims that emerged during 2010 were lower than expected. Unfavorable development of about $70 million was experienced in the fidelity class due to higher than expected reported loss emergence, mainly related to the 2009 accident year and primarily in the United States. Favorable development of about $40 million was experienced in the personal automobile business due primarily to lower than expected frequency of prior year claims. Favorable development of about $40 million was experienced in the surety business due to lower than expected loss emergence in recent accident years. Favorable development of about $25 million was experienced in the runoff of the reinsurance assumed business due primarily to better than expected reported loss activity from cedants.

The net favorable development of $762 million in 2009 was due to various factors. Favorable development of about $340 million was experienced in the professional liability classes other than fidelity, including about $110 million outside the United States. A significant amount of favorable development occurred in the directors and officers liability, fiduciary liability and employment practices liability classes. A modest amount of unfavorable development was experienced in the errors and omissions liability class, particularly outside the United States. A majority of the favorable development in the professional liability classes was in accident years 2004 through 2006. Reported loss activity related to these accident years was less than expected reflecting a favorable business climate, lower policy limits and better terms and conditions. Favorable development of about $160 million in the aggregate was experienced in the homeowners and commercial property classes, primarily related to the 2007 and 2008 accident years. The severity of late reported property claims that emerged during 2009 was lower than expected and development on prior year catastrophe events was favorable. Favorable development of about $150 million in the aggregate was experienced in the commercial and personal liability classes. Favorable development in more recent accident years, particularly 2004 through 2006, was partially offset by adverse development in accident years 1999 and prior, which included $90 million of incurred losses related to toxic waste claims. The frequency and severity of prior period excess and primary liability claims have been generally lower than expected and the effects of underwriting changes that affected these years appear to have been more positive than expected. Favorable development of about $55 million was experienced in the runoff of the reinsurance assumed business due primarily to better than expected reported loss activity from cedants. Favorable development of about $35 million was experienced in the surety business due to lower than expected loss emergence, mainly related to more recent accident years. Favorable development of about $30 million was experienced in the personal automobile business due primarily to lower than expected severity.

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

Approximately 90 manufacturers and distributors of asbestos products have filed for bankruptcy protection as a result of asbestos related liabilities. A bankruptcy sometimes involves an agreement to a plan between the debtor and its creditors, including current and future asbestos claimants. Although the debtor is negotiating in part with its insurers’ money, insurers are generally given only limited opportunity to be heard. In addition to contributing to the overall number of claims, bankruptcy proceedings have also caused increased settlement demands against remaining solvent defendants.

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

Management believes that the loss reserves carried at December 31, 2011 for asbestos and toxic waste claims were adequate. However, given the judicial decisions and legislative actions that have broadened the scope of coverage and expanded theories of liability in the past and the possibilities of similar interpretations in the future, it is possible that the estimate of loss reserves relating to these exposures may increase in future periods as new information becomes available and as claims develop.

(7) Debt and Credit Arrangements

(a) Long term debt consisted of the following:

	December 31
	2011	2010
	(in millions)

6% notes due November 15, 2011	$—	$400
5.2% notes due April 1, 2013	275	275
5.75% notes due May 15, 2018	600	600
6.6% debentures due August 15, 2018	100	100
6.8% debentures due November 15, 2031	200	200
6% notes due May 11, 2037	800	800
6.5% notes due May 15, 2038	600	600
6.375% capital securities due March 29, 2067	1,000	1,000

	$3,575	$3,975

The 5.2% notes, the 5.75% notes, the 6.6% debentures, the 6.8% debentures, the 6% notes and the 6.5% notes are all unsecured obligations of Chubb. Chubb generally may redeem some or all of the notes and debentures prior to maturity in accordance with the terms of each debt instrument.

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

In connection with the issuance of the capital securities, Chubb entered into a replacement capital covenant in which it agreed that it will not repay, redeem, or purchase the capital securities before March 29, 2047, unless, subject to certain limitations, it has received proceeds from the sale of specified replacement capital securities. The replacement capital covenant is not intended for the benefit of holders of the capital securities and may not be enforced by them. The replacement capital covenant is for the benefit of holders of one or more designated series of Chubb’s indebtedness, which will initially be its 6.8% debentures due November 15, 2031.

Subject to the replacement capital covenant, the capital securities may be redeemed, in whole or in part, at any time on or after April 15, 2017 at a redemption price equal to the principal amount plus any accrued interest or prior to April 15, 2017 at a redemption price equal to the greater of (i) the principal amount or (ii) a make-whole amount, in each case plus any accrued interest.

The amounts of long term debt due annually during the five years subsequent to December 31, 2011 are as follows:

Years Ending December 31	(in millions)

2012	$—
2013	275
2014	—
2015	—
2016	—

(b) Interest costs of $245 million were incurred in 2011 and $248 million were incurred in 2010 and 2009. Interest paid was $244 million in 2011, 2010 and 2009.

(c) Chubb has a revolving credit agreement with a group of banks that provides for up to $500 million of unsecured borrowings. There have been no borrowings under this agreement. Various interest rate options are available to Chubb, all of which are based on market interest rates. Chubb pays a fee to have this revolving credit facility available. The agreement contains customary restrictive covenants including a covenant to maintain a minimum consolidated shareholders’ equity, as adjusted. At December 31, 2011, Chubb was in compliance with all such covenants. The revolving credit facility is available for general corporate purposes and to support Chubb’s commercial paper borrowing arrangement. The agreement has a termination date of October 19, 2012. Under the agreement, Chubb is permitted to request on two occasions, at any time during the remaining term of the agreement, an extension of the maturity date for an additional one year period. On the termination date of the agreement, any borrowings then outstanding become payable.

(8) Federal and Foreign Income Tax

(a) Income tax expense and taxes paid consisted of the following components:

	Years Ended December 31
	2011	2010	2009
	(in millions)
Income tax expense
Current tax
United States	$260	$436	$532
Foreign	236	242	161
Deferred tax, principally United States	25	136	86

	$521	$814	$779

Federal and foreign income taxes paid	$598	$500	$720

(b) The effective income tax rate is different than the statutory federal corporate tax rate. The reasons for the different effective tax rate were as follows:

	Years Ended December 31
	2011		2010		2009
		% of		% of		% of
		Pre-Tax		Pre-Tax		Pre-Tax
	Amount	Income	Amount	Income	Amount	Income
	(in millions)

Income before federal and foreign income tax	$2,199		$2,988		$2,962

Tax at statutory federal income tax rate	$770	35.0%	$1,046	35.0%	$1,037	35.0%
Tax exempt interest income	(243)	(11.0)	(241)	(8.1)	(239)	(8.1)
Other, net	(6)	(.3)	9	.3	(19)	(.6)

Federal and foreign income tax	$521	23.7%	$814	27.2%	$779	26.3%

(c) The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities were as follows:

	December 31
	2011	2010
	(in millions)
Deferred income tax assets
Unpaid losses and loss expenses	$632	$643
Unearned premiums	339	334
Foreign tax credits	853	834
Employee compensation	116	125
Postretirement benefits	293	165
Other-than-temporary impairment losses	286	290

Total	2,519	2,391

Deferred income tax liabilities
Deferred policy acquisition costs	457	441
Unremitted earnings of foreign subsidiaries	925	936
Unrealized appreciation of investments	934	603
Other invested assets	235	212
Other, net	117	101

Total	2,668	2,293

Net deferred income tax asset (liability)	$(149)	$98

Deferred income tax assets were established related to the expected future U.S. tax benefit of losses incurred by a foreign subsidiary of the Corporation. Realization of these deferred tax assets depends on the subsidiary’s ability to generate sufficient taxable income in future periods. A valuation allowance of $11 million and $7 million was recorded at December 31, 2011 and 2010, respectively, to reflect management’s assessment that the realization of a portion of the deferred tax assets is uncertain due to the inability of the foreign subsidiary to generate sufficient taxable income in the near term. Although realization of the remaining deferred tax assets is not assured, management believes it is more likely than not that such deferred tax assets will be realized.

(d) Chubb and its domestic subsidiaries file a consolidated federal income tax return with the U.S. Internal Revenue Service (IRS). The Corporation also files income tax returns with various state and foreign tax authorities. The U.S. income tax returns for years prior to 2007 are no longer subject to examination by the IRS. The examination of the U.S. income tax returns for 2007, 2008 and 2009 is expected to be completed in late 2012. Management does not anticipate any assessments for tax years that remain subject to examination that would have a material effect on the Corporation’s financial position or results of operations.

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

Premiums earned and insurance losses and loss expenses are reported net of reinsurance in the consolidated statements of income.

The effect of reinsurance on the premiums written and earned of the P&C Group was as follows:

	Years Ended December 31
	2011	2010	2009
	(in millions)

Direct premiums written	$12,302	$11,952	$11,813
Reinsurance assumed	548	391	370
Reinsurance ceded	(1,092)	(1,107)	(1,106)

Net premiums written	$11,758	$11,236	$11,077

Direct premiums earned	$12,247	$11,949	$12,058
Reinsurance assumed	505	363	435
Reinsurance ceded	(1,108)	(1,097)	(1,162)

Net premiums earned	$11,644	$11,215	$11,331

Ceded losses and loss expenses, which reduce losses and loss expenses incurred, were $308 million, $392 million and $291 million in 2011, 2010 and 2009, respectively.

(10)	Stock-Based Employee Compensation Plans

The Corporation has a stock-based employee compensation plan, the Long-Term Incentive Plan. The compensation cost with respect to the plan was $82 million, $81 million and $80 million in 2011, 2010 and 2009, respectively. The total income tax benefit included in net income with respect to the stock-based compensation arrangement was $29 million in 2011 and $28 million in 2010 and 2009.

As of December 31, 2011, there was $84 million of unrecognized compensation cost related to nonvested awards. That cost is expected to be reflected in operating results over a weighted average period of 1.7 years.

The Long-Term Incentive Plan provides for the granting of restricted stock units, restricted stock, performance units, stock options and other stock-based awards to key employees. The maximum number of shares of Chubb’s common stock in respect to which stock-based awards may be granted under the plan most recently approved by shareholders is 8,650,000 shares. Additional shares of Chubb’s common stock may also become available for grant in connection with the cancellation, forfeiture and/or settlement of awards previously granted. At December 31, 2011, 8,036,130 shares were available for grant.

Restricted Stock Units, Performance Units and Restricted Stock

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

An amount equal to the fair value at the date of grant of restricted stock unit awards and performance unit awards is expensed over the vesting period. The weighted average fair value per share of the restricted stock units granted was $60.58, $51.04 and $40.38 in 2011, 2010 and 2009, respectively. The weighted average fair value per share of the performance units granted was $64.34, $60.06 and $45.60 in 2011, 2010 and 2009, respectively.

Additional information with respect to restricted stock units and performance units is as follows:

	Restricted Stock Units		Performance Units*
		Weighted Average		Weighted Average
	Number	Grant Date	Number	Grant Date
	of Shares	Fair Value	of Shares	Fair Value

Nonvested, January 1, 2011	3,159,265	$46.93	1,384,230	$52.02
Granted	866,646	60.58	525,459	64.34
Vested	(999,272)	49.64	(771,883)	45.60
Forfeited	(192,839)	51.62	(3,763)	65.00

Nonvested, December 31, 2011	2,833,800	49.83	1,134,043	62.01

*	The number of shares earned may range from 0% to 200% of the performance units shown in the table above.

**	The performance units earned in 2011 were 87.4% of the vested shares shown in the table, or 674,626 shares.

The total fair value of restricted stock units that vested during 2011, 2010 and 2009 was $59 million, $46 million and $41 million, respectively. The total fair value of performance units that vested during 2011, 2010 and 2009 was $47 million, $53 million and $41 million, respectively.

Stock Options

Stock options are granted at exercise prices not less than the fair value of Chubb’s common stock on the date of grant. The terms and conditions upon which options become exercisable may vary among grants. Options expire no later than ten years from the date of grant.

An amount equal to the fair value of stock options at the date of grant is expensed over the period that such options become exercisable. The weighted average fair value per stock option granted during 2011, 2010 and 2009 was $11.55, $9.46 and $6.34, respectively. The fair value of each stock option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2011	2010	2009
Risk-free interest rate	2.4%	2.5%	2.0%
Expected volatility	24.2%	25.0%	23.8%
Dividend yield	2.6%	2.9%	3.4%
Expected average term (in years)	5.5	5.2	5.4

Additional information with respect to stock options is as follows:

			Weighted Average
	Number	Weighted Average	Remaining	Aggregate
	of Shares	Exercise Price	Contractual Term	Intrinsic Value
			(in years)	(in millions)

Outstanding, January 1, 2011	3,158,696	$37.58
Granted	38,753	60.56
Exercised	(1,425,571)	37.99
Forfeited	(47,438)	39.31

Outstanding, December 31, 2011	1,724,440	37.71	1.9	54

Exercisable, December 31, 2011	1,594,577	36.66	1.4	52

The total intrinsic value of the stock options exercised during 2011, 2010 and 2009 was $35 million, $37 million and $12 million, respectively. The Corporation received cash of $53 million, $58 million and $26 million during 2011, 2010 and 2009, respectively, from the exercise of stock options. The tax benefit realized with respect to the exercise of stock options was $11 million in 2011 and 2010 and $4 million in 2009.

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

The funded status of the pension and other postretirement benefit plans at December 31, 2011 and 2010 was as follows:

			Other
	Pension		Postretirement
	Benefits		Benefits
	2011	2010	2011	2010
	(in millions)

Benefit obligation, beginning of year	$2,114	$1,900	$392	$338
Service cost	79	75	11	11
Interest cost	120	112	22	21
Actuarial loss	256	92	40	32
Benefits paid	(75)	(63)	(11)	(11)
Foreign currency translation effect	—	(2)	—	1

Benefit obligation, end of year	2,494	2,114	454	392
Plan assets at fair value	2,001	1,922	73	65

Funded status at end of year, included in other liabilities	$493	$192	$381	$327

Net actuarial loss and prior service cost included in accumulated other comprehensive income that were not yet recognized as components of net benefit costs at December 31, 2011 and 2010 were as follows:

			Other
	Pension		Postretirement
	Benefits		Benefits
	2011	2010	2011	2010
	(in millions)

Net actuarial loss	$928	$637	$122	$80
Prior service cost	20	24	—	—

	$948	$661	$122	$80

The accumulated benefit obligation for the pension plans was $2,120 million and $1,784 million at December 31, 2011 and 2010, respectively. The accumulated benefit obligation is the present value of pension benefits earned as of the measurement date based on employee service and compensation prior to that date. It differs from the pension benefit obligation in the table on the previous page in that the accumulated benefit obligation includes no assumptions regarding future compensation levels.

The weighted average assumptions used to determine the benefit obligations were as follows:

			Other
			Postretirement
	Pension Benefits		Benefits
	2011	2010	2011	2010

Discount rate	5.0%	5.75%	5.0%	5.75%
Rate of compensation increase	4.5	4.5	—	—

The Corporation made pension plan contributions of $94 million and $207 million during 2011 and 2010, respectively. The Corporation made other postretirement benefit plan contributions of $10 million during 2011 and 2010.

The components of net pension and other postretirement benefit costs reflected in net income and other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2011, 2010 and 2009 were as follows:

				Other
	Pension Benefits			Postretirement Benefits
	2011	2010	2009	2011	2010	2009
	(in millions)

Costs reflected in net income
Service cost	$79	$75	$73	$11	$11	$10
Interest cost	120	112	104	22	21	19
Expected return on plan assets	(140)	(131)	(118)	(5)	(4)	(4)
Amortization of net actuarial loss and prior service cost and other	68	64	46	3	2	1

	$127	$120	$105	$31	$30	$26

Changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial loss (gain)	$355	$16	$(83)	$45	$30	$(4)
Amortization of net actuarial loss and prior service cost and other	(68)	(64)	(46)	(3)	(2)	(1)

	$287	$(48)	$(129)	$42	$28	$(5)

The estimated aggregate net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net benefit costs during 2012 for the pension and other postretirement benefit plans is $86 million.

The weighted average assumptions used to determine net pension and other postretirement benefit costs were as follows:

				Other
	Pension Benefits			Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Discount rate	5.75%	6.0%	6.0%	5.75%	6.0%	6.0%
Rate of compensation increase	4.5	4.5	4.5	—	—	—
Expected long term rate of return on plan assets	7.75	8.0	8.0	7.75	8.0	8.0

The weighted average health care cost trend rate assumptions used to measure the expected cost of medical benefits were as follows:

	December 31
	2011	2010

Health care cost trend rate for next year	8.1%	8.4%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5	4.5
Year that the rate reaches the ultimate trend rate	2028	2028

The health care cost trend rate assumption has a significant effect on the amount of the accumulated other postretirement benefit obligation and the net other postretirement benefit cost reported. To illustrate, a one percent increase or decrease in the trend rate for each year would increase or decrease the accumulated other postretirement benefit obligation at December 31, 2011 by approximately $79 million and the aggregate of the service and interest cost components of net other postretirement benefit cost for the year ended December 31, 2011 by approximately $6 million.

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

The fair values of the pension plan assets were as follows:

	December 31
	2011	2010
	(in millions)

Short term investments	$45	$64

Fixed maturities
U.S. government and government agency and authority obligations	207	168
Corporate bonds	290	272
Foreign government and government agency obligations	62	41
Mortgage-backed securities	176	157

Total fixed maturities	735	638

Equity securities	1,174	1,181
Other assets	47	39

	$2,001	$1,922

At December 31, 2011 and 2010, pension plan assets invested in pooled funds were $1,073 million and $1,035 million, respectively.

At December 31, 2011 and 2010, other postretirement benefit plan assets were invested in a pooled fund and had a fair value of $73 million and $65 million, respectively.

The estimated benefits expected to be paid in each of the next five years and in the aggregate for the following five years are as follows:

		Other
	Pension	Postretirement
Years Ending December 31	Benefits	Benefits
	(in millions)

2012	$83	$13
2013	89	15
2014	98	16
2015	135	18
2016	111	19
2017-2021	714	124

(b) The Corporation has a defined contribution benefit plan, the Capital Accumulation Plan, in which substantially all employees are eligible to participate. Under this plan, the employer makes an annual matching contribution equal to 100% of each eligible employee’s pre-tax elective contributions, up to 4% of the employee’s eligible compensation. Contributions are invested at the election of the employee in Chubb’s common stock or in various other investment funds. Employer contributions were $27 million in 2011, $28 million in 2010 and $27 million in 2009.

(12)	Comprehensive Income

Comprehensive income is defined as all changes in shareholders’ equity, except those arising from transactions with shareholders. Comprehensive income includes net income and other comprehensive income, which for the Corporation consists of changes in unrealized appreciation or depreciation of investments carried at fair value, changes in unrealized other-than-temporary impairment losses on investments, changes in foreign currency translation gains or losses and changes in postretirement benefit costs not yet recognized in net income.

The components of other comprehensive income or loss were as follows:

	Years Ended December 31
	2011			2010			2009
	Before	Income		Before	Income		Before	Income
	Tax	Tax	Net	Tax	Tax	Net	Tax	Tax	Net
	(in millions)

Unrealized holding gains arising during the year	$1,029	$359	$670	$230	$81	$149	$1,930	$675	$1,255
Unrealized other-than-temporary impairment losses arising during the year	(1)	—	(1)	(3)	(1)	(2)	(14)	(5)	(9)
Reclassification adjustment for realized gains included in net income	81	28	53	110	39	71	44	15	29

Net unrealized gains recognized in other comprehensive income or loss	947	331	616	117	41	76	1,872	655	1,217
Foreign currency translation gains (losses)	6	2	4	(28)	(10)	(18)	262	92	170
Change in postretirement benefit costs not yet recognized in net income	(329)	(114)	(215)	20	8	12	134	36	98

Total other comprehensive income	$624	$219	$405	$109	$39	$70	$2,268	$783	$1,485

(13)	Commitments and Contingent Liabilities

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

Individual actions and purported class actions arising out of the investigations into the payment of contingent commissions to brokers and agents have been filed in a number of federal and state courts. On August 1, 2005, Chubb and certain of its subsidiaries were named in a putative class action entitled In re Insurance Brokerage Antitrust Litigation in the U.S. District Court for the District of New Jersey (N.J. District Court). This action, brought against several brokers and insurers on behalf of a class of persons who purchased insurance through the broker defendants, asserts claims under the Sherman Act, state law and the Racketeer Influenced and Corrupt Organizations Act (RICO) arising from the alleged unlawful use of contingent commission agreements. On September 28, 2007, the N.J. District Court dismissed the second amended complaint filed by the plaintiffs in its entirety. In so doing, the court dismissed the plaintiffs’ Sherman Act and RICO claims with prejudice for failure to state a claim, and it dismissed the plaintiffs’ state law claims without prejudice because it declined to exercise supplemental jurisdiction over them. The plaintiffs appealed the dismissal of their second amended complaint to the U.S. Court of Appeals for the Third Circuit (Third Circuit). On August 13, 2010, the Third Circuit affirmed in part and vacated in part the N.J. District Court decision and remanded the case back to the N.J. District Court for further proceedings. As a result of the Third Circuit’s decision, the plaintiffs’ state law claims and certain of the plaintiffs’ Sherman Act and RICO claims were reinstated against the Corporation. The Corporation and the other defendants filed on October 1, 2010 motions to dismiss the reinstated claims. Since that time, several of the other defendants entered into settlement agreements with the plaintiffs, which currently are awaiting final court approval. In light of these settlements and their impact on the litigation, the N.J. District Court on June 17, 2011 dismissed without prejudice the motions to dismiss filed by the Corporation and the other non-settling defendants. On October 21, 2011, the Corporation and the other non-settling defendants refiled their motions to dismiss and the plaintiffs filed their statements in opposition. No date has yet been set for any further proceedings with respect to these motions.

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

The Corporation cannot predict at this time the ultimate outcome of the aforementioned ongoing investigations and legal proceedings, including any potential amounts that the Corporation may be required to pay in connection with them. Nevertheless, management believes that the outcome will not have a material adverse effect on the Corporation’s results of operations or financial condition.

(b) Chubb Financial Solutions (CFS), a wholly owned subsidiary of Chubb, participated in derivative financial instruments and has been in runoff since 2003. At December 31, 2011 and 2010, CFS had a derivative contract linked to an equity market index that terminates in 2012 and a few other insignificant derivative contracts.

CFS’s aggregate exposure, or retained risk, from its derivative contracts is referred to as notional amount. Notional amounts are used to calculate the exchange of contractual cash flows and are not necessarily representative of the potential for gain or loss. Notional amounts are not recorded on the balance sheet. The notional amount of future obligations under CFS’s derivative contracts at December 31, 2011 and 2010 was approximately $340 million.

Future obligations with respect to the derivative contracts are carried at fair value at the balance sheet date and are included in other liabilities. The fair value of future obligations under CFS’s derivative contracts at December 31, 2011 and 2010 was approximately $2 million and $3 million, respectively.

(c) A property and casualty insurance subsidiary issued a reinsurance contract to an insurer that provides financial guarantees on debt obligations. At December 31, 2011, the aggregate principal commitments related to this contract for which the subsidiary was contingently liable amounted to approximately $400 million. These commitments expire by 2023.

(d) The Corporation occupies office facilities under lease agreements that expire at various dates through 2022; such leases are generally renewed or replaced by other leases. Most facility leases contain renewal options for increments ranging from two to ten years. The Corporation also leases data processing, office and transportation equipment. All leases are operating leases.

Rent expense was as follows:

	Years Ended
	December 31
	2011	2010	2009
	(in millions)

Office facilities	$73	$77	$75
Equipment	10	9	13

	$83	$86	$88

At December 31, 2011, future minimum rental payments required under non-cancellable operating leases were as follows:

Years Ending December 31	(in millions)

2012	$71
2013	62
2014	46
2015	33
2016	25
After 2016	49

$286

(e) The Corporation had commitments totaling $600 million at December 31, 2011 to fund limited partnership investments. These commitments can be called by the partnerships (generally over a period of 5 years or less) to fund certain partnership expenses or the purchase of investments.

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

Management uses underwriting results determined in accordance with GAAP to assess the overall performance of the underwriting operations. Underwriting income determined in accordance with GAAP is defined as premiums earned less losses and loss expenses incurred and GAAP underwriting expenses incurred. To convert statutory underwriting results to a GAAP basis, policy acquisition expenses are deferred and amortized over the period in which the related premiums are earned.

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

Revenues, income before income tax and assets of each operating segment were as follows:

	Years Ended December 31
	2011	2010	2009
	(in millions)

Revenues
Property and casualty insurance
Premiums earned
Personal insurance	$3,917	$3,768	$3,692
Commercial insurance	4,945	4,647	4,762
Specialty insurance	2,769	2,787	2,829

Total insurance	11,631	11,202	11,283
Reinsurance assumed	13	13	48

	11,644	11,215	11,331
Investment income	1,598	1,590	1,585
Other revenues	—	—	2

Total property and casualty insurance	13,242	12,805	12,918
Corporate and other	55	88	75
Realized investment gains, net	288	426	23

Total revenues	$13,585	$13,319	$13,016

Income (loss) before income tax
Property and casualty insurance
Underwriting
Personal insurance	$47	$303	$600
Commercial insurance	1	347	510
Specialty insurance	427	512	474

Total insurance	475	1,162	1,584
Reinsurance assumed	36	30	74

	511	1,192	1,658
Increase (decrease) in deferred policy acquisition costs	63	30	(27)

Underwriting income	574	1,222	1,631
Investment income	1,562	1,558	1,549
Other income (charges)	21	2	(3)

Total property and casualty insurance	2,157	2,782	3,177
Corporate and other loss	(246)	(220)	(238)
Realized investment gains, net	288	426	23

Total income before income tax	$2,199	$2,988	$2,962

	December 31
	2011	2010	2009
	(in millions)

Assets
Property and casualty insurance	$48,435	$47,838	$47,682
Corporate and other	2,513	2,483	2,876
Adjustments and eliminations	(83)	(72)	(109)

Total assets	$50,865	$50,249	$50,449

The international business of the property and casualty insurance segment is conducted primarily through subsidiaries that operate solely outside of the United States. Their assets and liabilities are located principally in the countries where the insurance risks are written. International business is also written by branch offices of certain domestic subsidiaries.

Revenues of the P&C Group by geographic area were as follows:

	Years Ended December 31
	2011	2010	2009
	(in millions)

Revenues
United States	$9,729	$9,642	$9,991
International	3,513	3,163	2,927

Total	$13,242	$12,805	$12,918

(15)	Fair Values of Financial Instruments

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

(ii) Fair values for fixed maturities are determined by management, utilizing prices obtained from a third party, nationally recognized pricing service or, in the case of securities for which prices are not provided by a pricing service, from third party brokers. For fixed maturities that have quoted prices in active markets, market quotations are provided. For fixed maturities that do not trade on a daily basis, the pricing service and brokers provide fair value estimates using a variety of inputs including, but not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, reference data, prepayment rates and measures of volatility. Management reviews on an ongoing basis the reasonableness of the methodologies used by the relevant pricing service and brokers. In addition, management, using the prices received for the securities from the pricing service and brokers, determines the aggregate portfolio price performance and reviews it against applicable indices. If management believes that significant discrepancies exist, it will discuss these with the relevant pricing service or broker to resolve the discrepancies.

(iii) Fair values of equity securities are based on quoted market prices.

(iv) Fair values of long term debt issued by Chubb are determined by management, utilizing prices obtained from a third party, nationally recognized pricing service.

The carrying values and fair values of financial instruments were as follows:

	December 31
	2011		2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(in millions)

Assets
Invested assets
Short term investments	$1,893	$1,893	$1,905	$1,905
Fixed maturities (Note 3)	37,184	37,184	36,519	36,519
Equity securities	1,512	1,512	1,550	1,550
Liabilities
Long term debt (Note 7)	3,575	4,085	3,975	4,318

A pricing service provides fair value amounts for approximately 99% of the Corporation’s fixed maturities. The prices obtained from a pricing service and brokers generally are non-binding, but are reflective of current market transactions in the applicable financial instruments.

At December 31, 2011 and 2010, the Corporation held an insignificant amount of financial instruments in its investment portfolio for which a lack of market liquidity impacted the determination of fair value.

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

Level 3 — Inputs that are unobservable.

The fair value of fixed maturities and equity securities categorized based upon the lowest level of input that was significant to the fair value measurement was as follows:

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in millions)
Fixed maturities
Tax exempt	$—	$20,203	$8	$20,211

Taxable
U.S. government and government agency and authority obligations	—	868	—	868
Corporate bonds	—	6,313	152	6,465
Foreign government and government agency obligations	—	6,820	3	6,823
Residential mortgage-backed securities	—	845	10	855
Commercial mortgage-backed securities	—	1,962	—	1,962

	—	16,808	165	16,973

Total fixed maturities	—	37,011	173	37,184
Equity securities	1,504	—	8	1,512

	$1,504	$37,011	$181	$38,696

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in millions)
Fixed maturities
Tax exempt	$—	$19,765	$9	$19,774

Taxable
U.S. government and government agency and authority obligations	—	829	—	829
Corporate bonds	—	6,245	165	6,410
Foreign government and government agency obligations	—	6,373	26	6,399
Residential mortgage-backed securities	—	1,329	21	1,350
Commercial mortgage-backed securities	—	1,757	—	1,757

	—	16,533	212	16,745

Total fixed maturities	—	36,298	221	36,519
Equity securities	1,537	—	13	1,550

	$1,537	$36,298	$234	$38,069

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

Based on the fair value hierarchy, the fair value of the Corporation’s pension plan assets categorized based upon the lowest level of input that was significant to the fair value measurement was as follows:

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in millions)

Short term investments	$—	$45	$—	$45

Fixed maturities
U.S. government and government agency and authority obligations	—	204	3	207
Corporate bonds	—	289	1	290
Foreign government and government agency obligations	—	61	1	62
Mortgage-backed securities	—	175	1	176

Total fixed maturities	—	729	6	735

Equity securities	336	838	—	1,174
Other assets	21	8	18	47

	$357	$1,620	$24	$2,001

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in millions)

Short term investments	$—	$64	$—	$64

Fixed maturities
U.S. government and government agency and authority obligations	—	167	1	168
Corporate bonds	—	272	—	272
Foreign government and government agency obligations	—	41	—	41
Mortgage-backed securities	—	157	—	157

Total fixed maturities	—	637	1	638

Equity securities	348	833	—	1,181
Other assets	15	6	18	39

	$363	$1,540	$19	$1,922

The fair value of the Corporation’s other postretirement benefit plan assets was $73 million and $65 million at December 31, 2011 and 2010, respectively. Based on the fair value hierarchy, the fair value of these assets was categorized as Level 1 based upon the lowest level of input that was significant to the fair value measurement.

(16)	Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average shares outstanding during the year. The computation of diluted earnings per share reflects the potential dilutive effect, using the treasury stock method, of outstanding awards under stock-based employee compensation plans.

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31
	2011	2010	2009
	(in millions except for per
	share amounts)

Basic earnings per share:
Net income	$1,678	$2,174	$2,183

Weighted average shares outstanding	289.3	319.2	350.1

Basic earnings per share	$5.80	$6.81	$6.24

Diluted earnings per share:
Net income	$1,678	$2,174	$2,183

Weighted average shares outstanding	289.3	319.2	350.1
Additional shares from assumed issuance of shares under stock-based compensation awards	2.1	2.4	2.9

Weighted average shares and potential shares assumed outstanding for computing diluted earnings per share	291.4	321.6	353.0

Diluted earnings per share	$5.76	$6.76	$6.18

(17)	Shareholders’ Equity

(a) The authorized but unissued preferred shares may be issued in one or more series and the shares of each series shall have such rights as fixed by the Board of Directors.

(b) The activity of Chubb’s common stock was as follows:

	Years Ended December 31
	2011	2010	2009
	(number of shares)

Common stock issued
Balance, beginning of year	371,980,460	371,980,460	371,980,710
Share activity under stock-based employee compensation plans	—	—	(250)

Balance, end of year	371,980,460	371,980,460	371,980,460

Treasury stock
Balance, beginning of year	74,707,547	39,972,796	19,726,097
Repurchase of shares	27,582,889	37,667,829	22,623,775
Share activity under stock-based employee compensation plans	(2,770,927)	(2,933,078)	(2,377,076)

Balance, end of year	99,519,509	74,707,547	39,972,796

Common stock outstanding, end of year	272,460,951	297,272,913	332,007,664

(c) As of December 31, 2011, 909,407 shares remained under the share repurchase authorization that was approved by the Board of Directors in December 2010. On January 26, 2012, the Board of Directors authorized the repurchase of up to $1.2 billion of Chubb’s common stock. These authorizations have no expiration date.

(d) The property and casualty insurance subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). For such subsidiaries, statutory accounting practices differ in certain respects from GAAP.

A comparison of shareholders’ equity on a GAAP basis and policyholders’ surplus on a statutory basis is as follows:

	December 31
	2011		2010
	GAAP	Statutory	GAAP	Statutory
	(in millions)

P&C Group	$16,886	$13,958	$17,266	$14,539

Corporate and other	(1,312)		(1,736)

	$15,574		$15,530

A comparison of GAAP and statutory net income (loss) is as follows:

	Years Ended December 31
	2011		2010		2009
	GAAP	Statutory	GAAP	Statutory	GAAP	Statutory
	(in millions)

P&C Group	$1,915	$1,824	$2,374	$2,295	$2,324	$2,357

Corporate and other	(237)		(200)		(141)

	$1,678		$2,174		$2,183

(e) As a holding company, Chubb’s ability to continue to pay dividends to shareholders and to satisfy its obligations, including the payment of interest and principal on debt obligations, relies on the availability of liquid assets, which is dependent in large part on the dividend paying ability of its property and casualty insurance subsidiaries. The Corporation’s property and casualty insurance subsidiaries are subject to laws and regulations in the jurisdictions in which they operate that restrict the amount of dividends they may pay without the prior approval of regulatory authorities. The restrictions are generally based on net income and on certain levels of policyholders’ surplus as determined in accordance with statutory accounting practices. Dividends in excess of such thresholds are considered “extraordinary” and require prior regulatory approval. During 2011, these subsidiaries paid dividends of $2.7 billion to Chubb.

The maximum dividend distribution that may be made by the property and casualty insurance subsidiaries to Chubb during 2012 without prior regulatory approval is approximately $1.8 billion.

QUARTERLY FINANCIAL DATA

Summarized unaudited quarterly financial data for 2011 and 2010 are shown below. In management’s opinion, the interim financial data contain all adjustments, consisting of normal recurring items, necessary to present fairly the results of operations for the interim periods.

	Three Months Ended
	March 31		June 30		September 30		December 31
	2011	2010	2011	2010	2011	2010	2011	2010
	(in millions except for per share amounts)

Revenues	$3,420	$3,323	$3,400	$3,318	$3,420	$3,267	$3,345	$3,411
Losses and expenses	2,735	2,675	2,854	2,616	3,054	2,483	2,743	2,557
Federal and foreign income tax	176	184	127	184	68	212	150	234

Net income	$509	$464	$419	$518	$298	$572	$452	$620

Basic earnings per share	$1.71	$1.39	$1.43	$1.60	$1.04	$1.82	$1.62	$2.03

Diluted earnings per share	$1.70	$1.39	$1.42	$1.59	$1.04	$1.80	$1.60	$2.02

Underwriting ratios
Losses to premiums earned	62.0%	62.3%	63.6%	59.5%	70.2%	54.5%	59.3%	56.1%
Expenses to premiums written	31.7	31.3	31.3	30.9	32.4	31.7	30.6	30.9

Combined	93.7%	93.6%	94.9%	90.4%	102.6%	86.2%	89.9%	87.0%

THE CHUBB CORPORATION

Schedule I

CONSOLIDATED SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES

(in millions)

December 31, 2011

			Amount
	Cost or		at Which
	Amortized	Fair	Shown in the
Type of Investment	Cost	Value	Balance Sheet

Short term investments	$1,893	$1,893	$1,893

Fixed maturities

United States Government and government agencies and authorities	1,214	1,295	1,295

States, municipalities and political subdivisions	19,055	20,492	20,492

Foreign government and government agencies	6,409	6,823	6,823

Public utilities	924	1,023	1,023

All other corporate bonds	7,160	7,551	7,551

Total fixed maturities	34,762	37,184	37,184

Equity securities

Common stocks

Public utilities	114	157	157

Banks, trusts and insurance companies	303	278	278

Industrial, miscellaneous and other	837	1,065	1,065

Total common stocks	1,254	1,500	1,500

Non-redeemable preferred stocks	10	12	12

Total equity securities	1,264	1,512	1,512

Other invested assets	2,180	2,180	2,180

Total invested assets	$40,099	$42,769	$42,769

THE CHUBB CORPORATION

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS — PARENT COMPANY ONLY

(in millions)

December 31

	2011	2010

Assets
Invested Assets
Short Term Investments	$1,030	$811
Taxable Fixed Maturities (cost $935 and $1,138)	962	1,181
Equity Securities (cost $200 and $205)	179	171
Other Invested Assets	27	23

TOTAL INVESTED ASSETS	2,198	2,186
Investment in Consolidated Subsidiaries	16,951	17,337
Other Assets	188	162

TOTAL ASSETS	$19,337	$19,685

Liabilities
Long Term Debt	$3,575	$3,975
Dividend Payable to Shareholders	107	112
Accrued Expenses and Other Liabilities	81	68

TOTAL LIABILITIES	3,763	4,155

Shareholders’ Equity
Preferred Stock — Authorized 8,000,000 Shares; $1 Par Value; Issued — None	—	—
Common Stock — Authorized 1,200,000,000 Shares; $1 Par Value; Issued 371,980,460 Shares	372	372
Paid-In Surplus	190	208
Retained Earnings	19,176	17,943
Accumulated Other Comprehensive Income	1,195	790
Treasury Stock, at Cost — 99,519,509 and 74,707,547 Shares	(5,359)	(3,783)

TOTAL SHAREHOLDERS’ EQUITY	15,574	15,530

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,337	$19,685

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

THE CHUBB CORPORATION

Schedule II

(continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF INCOME — PARENT COMPANY ONLY

(in millions)

Years Ended December 31

	2011	2010	2009

Revenues
Investment Income	$46	$76	$64
Other Revenues	—	2	—
Realized Investment Gains, Net	9	16	88

TOTAL REVENUES	55	94	152

Expenses
Corporate Expenses	285	288	292
Investment Expenses	3	3	3
Other Expenses	—	3	—

TOTAL EXPENSES	288	294	295

Loss before Federal and Foreign Income Tax and Equity in Net Income of Consolidated Subsidiaries	(233)	(200)	(143)

Federal and Foreign Income Tax (Credit)	1	(3)	(7)

Loss before Equity in Net Income of Consolidated Subsidiaries	(234)	(197)	(136)

Equity in Net Income of Consolidated Subsidiaries	1,912	2,371	2,319

NET INCOME	$1,678	$2,174	$2,183

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

THE CHUBB CORPORATION

Schedule II

(continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS — PARENT COMPANY ONLY

(in millions)

Years Ended December 31

	2011	2010	2009

Cash Flows from Operating Activities
Net Income	$1,678	$2,174	$2,183
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Equity in Net Income of Consolidated Subsidiaries	(1,912)	(2,371)	(2,319)
Realized Investment Gains, Net	(9)	(16)	(88)
Other, Net	(28)	(14)	111

NET CASH USED IN OPERATING ACTIVITIES	(271)	(227)	(113)

Cash Flows from Investing Activities
Proceeds from Fixed Maturities
Sales	2	3	5
Maturities, Calls and Redemptions	456	202	126
Proceeds from Sales of Equity Securities	9	—	308
Purchases of Fixed Maturities	(257)	(73)	(651)
Investments in Other Invested Assets, Net	—	33	—
Decrease (Increase) in Short Term Investments, Net	(219)	199	543
Dividends Received from Consolidated Insurance Subsidiaries	2,700	2,200	1,200
Distributions Received from Consolidated Non-Insurance Subsidiaries	1	4	35
Other, Net	56	60	60

NET CASH PROVIDED BY INVESTING ACTIVITIES	2,748	2,628	1,626

Cash Flows from Financing Activities
Repayment of Long Term Debt	(400)	—	—
Proceeds from Issuance of Common Stock Under Stock-Based Employee Compensation Plans	80	74	34
Repurchase of Shares	(1,707)	(2,003)	(1,060)
Dividends Paid to Shareholders	(450)	(472)	(487)

NET CASH USED IN FINANCING ACTIVITIES	(2,477)	(2,401)	(1,513)

Net Increase in Cash	—	—	—
Cash at Beginning of Year	—	—	—

CASH AT END OF YEAR	$—	$—	$—

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

THE CHUBB CORPORATION

Schedule III

CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION

(in millions)

	December 31			Year Ended December 31
							Amortization	Other
	Deferred						of Deferred	Insurance
	Policy				Net		Policy	Operating
	Acquisition	Unpaid	Unearned	Premiums	Investment	Insurance	Acquisition	Costs and	Premiums
Segment	Costs	Losses	Premiums	Earned	Income*	Losses	Costs	Expenses**	Written
2011

Property and Casualty Insurance
Personal	$606	$2,241	$2,048	$3,917		$2,508	$1,196	$125	$3,977
Commercial	661	12,422	2,746	4,945		3,366	1,336	219	5,051
Specialty	362	7,677	1,519	2,769		1,558	691	93	2,720
Reinsurance Assumed	1	728	9	13		(25)	2	1	10
Investments					$1,562

	$1,630	$23,068	$6,322	$11,644	$1,562	$7,407	$3,225	$438	$11,758

2010

Property and Casualty Insurance
Personal	$563	$2,144	$1,995	$3,768		$2,210	$1,116	$113	$3,825
Commercial	636	11,807	2,630	4,647		2,807	1,268	216	4,676
Specialty	361	7,872	1,549	2,787		1,503	677	98	2,727
Reinsurance Assumed	2	895	15	13		(21)	6	—	8
Investments					$1,558

	$1,562	$22,718	$6,189	$11,215	$1,558	$6,499	$3,067	$427	$11,236

2009

Property and Casualty Insurance
Personal	$537	$2,133	$1,929	$3,692		$1,923	$1,064	$101	$3,657
Commercial	628	11,531	2,583	4,762		2,773	1,290	214	4,660
Specialty	364	8,071	1,614	2,829		1,606	651	95	2,739
Reinsurance Assumed	4	1,104	27	48		(34)	16	1	21
Investments					$1,549

	$1,533	$22,839	$6,153	$11,331	$1,549	$6,268	$3,021	$411	$11,077

*	Property and casualty assets are available for payment of losses and expenses for all classes of business; therefore, such assets and the related investment income have not been allocated to the underwriting segments.

**	Other insurance operating costs and expenses does not include other income and charges.

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
10.2
The Chubb Corporation Annual Incentive Compensation Plan (2011) incorporated by reference to Annex A of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders held on April 26, 2011.

10.3
The Chubb Corporation Annual Incentive Plan Compensation (2006) incorporated by reference to Annex A of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders held on April 25, 2006.

10.4
Amendment No. 1 to The Chubb Corporation Annual Incentive Compensation Plan (2006) incorporated by reference to Exhibit (10.5) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.5		The Chubb Corporation Long-Term Incentive Plan (2009) incorporated by reference to Exhibit 99.1 of the registrant’s registration statement on Form S-8 filed on April 28, 2009 (File No. 333-158841).
10.6
Form of Performance Unit Award Agreement under The Chubb Corporation Long-Term Incentive Plan (2009) incorporated by reference to Exhibit (10.6) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

10.7
Form of Restricted Stock Unit Agreement under The Chubb Corporation Long-Term Incentive Plan (2009) incorporated by reference to Exhibit (10.7) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

10.8
Form of Non-Statutory Stock Option Award Agreement under The Chubb Corporation Long-Term Incentive Plan (2009) incorporated by reference to Exhibit (10.8) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

Exhibit
Number	Description

10.9
Form of Deferred Stock Unit Agreement (for Non-Employee Directors) under The Chubb Corporation Long-Term Incentive Plan (2009) incorporated by reference to Exhibit (10.2) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

10.10
The Chubb Corporation Long-Term Stock Incentive Plan (2004) incorporated by reference to Annex B of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders held on April 27, 2004.

10.11
Amendment to The Chubb Corporation Long-Term Stock Incentive Plan (2004) incorporated by reference to Exhibit (10.8) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

10.17
Amendment to The Chubb Corporation Long-Term Stock Incentive Plan (2004) 2005, 2006, 2007, and 2008 Outstanding Restricted Stock Unit Agreements incorporated by reference to Exhibit (10.7) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

10.21
Amendment No. 1 to The Chubb Corporation Long-Term Stock Incentive Plan for Non-Employee Directors (2004) incorporated by reference to Exhibit (10.12) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

Exhibit
Number	Description

10.22
The Chubb Corporation Stock Option Plan for Non-Employee Directors (2001) incorporated by reference to Exhibit C of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders held on April 24, 2001.

10.23
The Chubb Corporation Long-Term Stock Incentive Plan (2000) incorporated by reference to Exhibit A of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders held on April 25, 2000.

10.24
The Chubb Corporation Stock Option Plan for Non-Employee Directors (1996), as amended, incorporated by reference to Exhibit (10) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.25
The Chubb Corporation Stock Option Plan for Non-Employee Directors (1992), as amended, incorporated by reference to Exhibit (10) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

10.26	The Chubb Corporation Asset Managers Incentive Compensation Plan (2005) incorporated by reference to Exhibit (10.1) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.27
Amendment No. 1 to The Chubb Corporation Asset Managers Incentive Compensation Plan (2005) incorporated by reference to Exhibit (10.2) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.28
Amendment No. 2 to The Chubb Corporation Asset Managers Incentive Compensation Plan (2005) incorporated by reference to Exhibit (10.33) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

10.29	The Chubb Corporation Key Employee Deferred Compensation Plan (2005) incorporated by reference to Exhibit (10.9) of the registrant’s Current Report on Form 8-K filed on March 9, 2005.
10.30
Amendment One to The Chubb Corporation Key Employee Deferred Compensation Plan (2005) incorporated by reference to Exhibit (10.1) of the registrant’s Current Report on Form 8-K filed on September 12, 2005.

10.31
Amendment No. 2 to The Chubb Corporation Key Employee Deferred Compensation Plan (2005) incorporated by reference to Exhibit (10.20) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.32	The Chubb Corporation Executive Deferred Compensation Plan incorporated by reference to Exhibit (10) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.
10.33	The Chubb Corporation Deferred Compensation Plan for Directors, as amended, incorporated by reference to Exhibit (10.1) of the registrant’s Current Report on Form 8-K filed on December 11, 2006.
10.34
Amendment No. 1 to The Chubb Corporation Deferred Compensation Plan for Directors, incorporated by reference to Exhibit (10.23) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.35	The Chubb Corporation Estate Enhancement Program incorporated by reference to Exhibit (10.1) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
10.36
The Chubb Corporation Estate Enhancement Program for Non-Employee Directors incorporated by reference to Exhibit (10.2) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.37	Corporate Aircraft Policy incorporated by reference to Exhibit (10.12) of the registrant’s Current Report on Form 8-K filed on March 9, 2005.
10.38
Employment Agreement, dated as of January 21, 2003, between The Chubb Corporation and John D. Finnegan, incorporated by reference to Exhibit (10.1) of the registrant’s Current Report on Form 8-K filed on January 21, 2003.

Exhibit
Number			Description

10.39
Amendment, dated as of December 1, 2003, to Employment Agreement, dated as of January 21, 2003, between The Chubb Corporation and John D. Finnegan, incorporated by reference to Exhibit (10.1) of the registrant’s Current Report on Form 8-K filed on December 2, 2003.

10.40
Amendment No. 2, dated as of September 4, 2008, to Employment Agreement, dated as of January 21, 2003, between The Chubb Corporation and John D. Finnegan, incorporated by reference to Exhibit (10.34) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.41
Change in Control Employment Agreement, dated as of January 21, 2003, between The Chubb Corporation and John D. Finnegan, incorporated by reference to Exhibit (10.2) of the registrant’s Current Report on Form 8-K filed on January 21, 2003.

10.42
Amendment, dated as of December 1, 2003, to Change in Control Employment Agreement, dated as of January 21, 2003, between The Chubb Corporation and John D. Finnegan, incorporated by reference to Exhibit (10.2) of the registrant’s Current Report on Form 8-K filed on December 2, 2003.

10.43
Amendment No. 2, dated as of September 4, 2008, to Change in Control Employment Agreement, dated as of January 21, 2003, between The Chubb Corporation and John D. Finnegan, incorporated by reference to Exhibit (10.28) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.44			Offer Letter to Richard G. Spiro dated September 5, 2008, incorporated by reference to Exhibit (10.1) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
10.45
Change in Control Agreement, dated as of October 1, 2008, between The Chubb Corporation and Richard G. Spiro, incorporated by reference to Exhibit (10.29) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

11.1			Computation of earnings per share included in Note (16) of the Notes to Consolidated Financial Statements.
12.1			Computation of ratio of consolidated earnings to fixed charges filed herewith.
21.1			Subsidiaries of the registrant filed herewith.
23.1			Consent of Independent Registered Public Accounting Firm filed herewith.
		—	Rule 13a-14(a)/15d-14(a) Certifications.
31.1			Certification by John D. Finnegan filed herewith.
31.2			Certification by Richard G. Spiro filed herewith.
		—	Section 1350 Certifications.
32.1			Certification by John D. Finnegan filed herewith.
32.2			Certification by Richard G. Spiro filed herewith.
		—	Interactive Data File
101	.INS		XBRL Instance Document
101	.SCH		XBRL Taxonomy Extension Schema Document
101	.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101	.LAB		XBRL Taxonomy Extension Label Linkbase Document
101	.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101	.DEF		XBRL Taxonomy Extension Definition Linkbase Document

E-4