Form 10-Q
period 2012-03-31
CHUBB CORP
filed 2012-05-07
CIK 20171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of common stock outstanding as of March 31, 2012 was 269,951,695.

THE CHUBB CORPORATION

INDEX

Page Number
Part I. Financial Information:

Item 1 - Financial Statements:

Consolidated Statements of Income for the Three Months Ended March 31, 2012 and 2011	1

Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2012 and 2011	2

Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011	3

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011	4

Notes to Consolidated Financial Statements	5

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 4 - Controls and Procedures	46

Part II. Other Information:

Item 1 - Legal Proceedings	47

Item 1A - Risk Factors	47

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 6 - Exhibits	48

Signatures	48

EX-31.1

EX-31.2

EX-32.1

EX-32.2

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT

Part I. FINANCIAL INFORMATION

Item 1 — Financial Statements

THE CHUBB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED MARCH 31

(in millions)

	2012	2011
		(As Adjusted)
Revenues
Premiums Earned	$2,951	$2,854
Investment Income	401	404
Other Revenues	2	2
Realized Investment Gains (Losses), Net
Total Other-Than-Temporary Impairment Losses on Investments	(5)	(2)
Other-Than-Temporary Impairment Losses on Investments Recognized in Other Comprehensive Income	(1)	—
Other Realized Investment Gains, Net	62	162

Total Realized Investment Gains, Net	56	160

Total Revenues	3,410	3,420

Losses and Expenses
Losses and Loss Expenses	1,707	1,765
Amortization of Deferred Policy Acquisition Costs	576	540
Other Insurance Operating Costs and Expenses	366	342
Investment Expenses	11	11
Other Expenses	3	2
Corporate Expenses	68	75

Total Losses and Expenses	2,731	2,735

Income Before Federal and Foreign Income Tax	679	685
Federal and Foreign Income Tax	173	176

Net Income	$506	$509

Net Income Per Share

Basic	$1.85	$1.71
Diluted	1.83	1.70

Dividends Declared Per Share	.41	.39

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31

(in millions)

	2012	2011

Net Income	$506	$509

Other Comprehensive Income (Loss), Net of Tax
Change in Unrealized Appreciation of Investments	54	(58)
Change in Unrealized Other-Than-Temporary Impairment Losses on Investments	1	2
Foreign Currency Translation Gains (Losses)	(9)	61
Amortization of Net Actuarial Loss and Prior Service Cost Included in Net Postretirement Benefit Costs	14	11

	60	16

Comprehensive Income	$566	$525

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions)

	Mar. 31, 2012	Dec. 31, 2011
		(As Adjusted)
Assets

Invested Assets
Short Term Investments	$1,772	$1,893
Fixed Maturities (cost $34,920 and $34,762)	37,325	37,184
Equity Securities (cost $1,270 and $1,264)	1,620	1,512
Other Invested Assets	2,139	2,180

TOTAL INVESTED ASSETS	42,856	42,769

Cash	70	58
Accrued Investment Income	442	440
Premiums Receivable	2,124	2,161
Reinsurance Recoverable on Unpaid Losses and Loss Expenses	1,702	1,739
Prepaid Reinsurance Premiums	331	320
Deferred Policy Acquisition Costs	1,222	1,210
Goodwill	467	467
Other Assets	1,504	1,281

TOTAL ASSETS	$50,718	$50,445

Liabilities

Unpaid Losses and Loss Expenses	$23,077	$23,068
Unearned Premiums	6,330	6,322
Long Term Debt	3,575	3,575
Dividend Payable to Shareholders	112	107
Deferred Income Tax	90	2
Accrued Expenses and Other Liabilities	2,044	2,070

TOTAL LIABILITIES	35,228	35,144

Contingent Liabilities (Note 6)

Shareholders’ Equity

Common Stock—$1 Par Value; 371,980,460 Shares	372	372
Paid-In Surplus	124	190
Retained Earnings	19,297	18,903
Accumulated Other Comprehensive Income	1,255	1,195
Treasury Stock, at Cost—102,028,765 and 99,519,509 Shares	(5,558)	(5,359)

TOTAL SHAREHOLDERS’ EQUITY	15,490	15,301

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$50,718	$50,445

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31

(in millions)

	2012	2011
Cash Flows from Operating Activities
Net Income	$506	$509
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Increase in Unpaid Losses and Loss Expenses, Net	56	298
Increase (Decrease) in Unearned Premiums, Net	(2)	5
Decrease in Premiums Receivable	37	28
Amortization of Premiums and Discounts on Fixed Maturities	37	38
Depreciation	13	14
Realized Investment Gains, Net	(56)	(160)
Other, Net	(219)	(248)

Net Cash Provided by Operating Activities	372	484

Cash Flows from Investing Activities
Proceeds from Fixed Maturities
Sales	805	562
Maturities, Calls and Redemptions	733	725
Proceeds from Sales of Equity Securities	45	38
Purchases of Fixed Maturities	(1,704)	(1,233)
Purchases of Equity Securities	(37)	(41)
Investments in Other Invested Assets, Net	47	70
Decrease (Increase) in Short Term Investments, Net	121	(167)
Increase in Net Payable from Security Transactions Not Settled	21	1
Purchases of Property and Equipment, Net	(10)	(10)

Net Cash Provided by (Used in) Investing Activities	21	(55)

Cash Flows from Financing Activities
Increase (Decrease) in Funds Held Under Deposit Contracts	(2)	12
Proceeds from Issuance of Common Stock Under Stock-Based Employee Compensation Plans	53	39
Repurchase of Shares	(325)	(395)
Dividends Paid to Shareholders	(107)	(112)

Net Cash Used in Financing Activities	(381)	(456)

Net Increase (Decrease) in Cash	12	(27)

Cash at Beginning of Year	58	70

Cash at End of Period	$70	$43

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

Effective January 1, 2012, the Corporation adopted new guidance issued by the Financial Accounting Standards Board (FASB) related to the accounting for costs associated with acquiring or renewing insurance contracts. The accounting change has been retrospectively applied; accordingly, prior period financial statements have been adjusted to reflect the change in accounting described in Note (2).

The amounts included in this report are unaudited but include those adjustments, consisting of normal recurring items, that management considers necessary for a fair presentation. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Notes to Consolidated Financial Statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

2) Adoption of New Accounting Pronouncements

Effective January 1, 2012, the Corporation adopted new guidance issued by the FASB related to the accounting for costs associated with acquiring or renewing insurance contracts. The guidance identifies those costs relating to the successful acquisition of new or renewal insurance contracts that should be capitalized. The Corporation elected retrospective application of this guidance under which deferred policy acquisition costs and related deferred income tax liabilities were reduced as of the beginning of the earliest period presented in the financial statements, offset by a cumulative effect adjustment that reduced retained earnings.

The adoption of this guidance decreased deferred policy acquisition costs by $420 million, decreased deferred income tax liabilities by $147 million and decreased shareholders’ equity by $273 million as of December 31, 2011. The effect of the adoption of the new guidance on net income for the three months ended March 31, 2012 and March 31, 2011 was not material. Amortization of deferred policy acquisition costs and other insurance operating costs and expenses for the three months ended March 31, 2011 were retrospectively adjusted to conform to the change in accounting guidance.

The amounts of the retrospective reductions to previously reported deferred policy acquisition costs, related deferred income tax liabilities and shareholders’ equity as of December 31, 2010 and 2009 were the same as the amounts of the reductions as of December 31, 2011. The effect of the adoption of the new guidance on previously reported net income for the years 2011 and 2010 was not material.

3) Invested Assets

(a) The amortized cost and fair value of fixed maturities and equity securities were as follows:

	Appreciation	Appreciation	Appreciation	Appreciation
	March 31, 2012
	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
	(in millions)
Fixed maturities
Tax exempt	$18,638	$1,424	$30	$20,032

Taxable
U.S. government and government agency and authority obligations	948	54	2	1,000
Corporate bonds	6,338	480	10	6,808
Foreign government and government agency obligations	6,395	368	3	6,760
Residential mortgage-backed securities	689	38	4	723
Commercial mortgage-backed securities	1,912	91	1	2,002

	16,282	1,031	20	17,293

Total fixed maturities	$34,920	$2,455	$50	$37,325

Equity securities	$1,270	$395	$45	$1,620

	Appreciation	Appreciation	Appreciation	Appreciation
	December 31, 2011
	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
	(in millions)
Fixed maturities	$18,786	$1,462	$37	$20,211

Tax exempt
Taxable
U.S. government and government agency and authority obligations	813	57	2	868
Corporate bonds	6,049	440	24	6,465
Foreign government and government agency obligations	6,409	416	2	6,823
Residential mortgage-backed securities	821	41	7	855
Commercial mortgage-backed securities	1,884	79	1	1,962

	15,976	1,033	36	16,973

Total fixed maturities	$34,762	$2,495	$73	$37,184

Equity securities	$1,264	$319	$71	$1,512

At March 31, 2012 and December 31, 2011, the gross unrealized depreciation of fixed maturities included $2 million and $3 million, respectively, of unrealized other-than-temporary impairment losses recognized in accumulated other comprehensive income.

The fair value and amortized cost of fixed maturities at March 31, 2012 by contractual maturity were as follows:

	Fair Value	Amortized Cost
	(in millions)
Due in one year or less	$2,347	$2,317
Due after one year through five years	12,352	11,712
Due after five years through ten years	12,371	11,261
Due after ten years	7,530	7,029

	34,600	32,319
Residential mortgage-backed securities	723	689
Commercial mortgage-backed securities	2,002	1,912

	$37,325	$34,920

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

(b) The components of unrealized appreciation or depreciation, including unrealized other-than-temporary impairment losses, of investments carried at fair value were as follows:

	March 31 2012	December 31 2011
	(in millions)
Fixed maturities
Gross unrealized appreciation	$2,455	$2,495
Gross unrealized depreciation	50	73

	2,405	2,422

Equity securities
Gross unrealized appreciation	395	319
Gross unrealized depreciation	45	71

	350	248

	2,755	2,670
Deferred income tax liability	964	934

	$1,791	$1,736

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

In determining whether fixed maturities are other than temporarily impaired, the Corporation is required to recognize an other-than-temporary impairment loss when it concludes it has the intent to sell or it is more likely than not it will be required to sell an impaired fixed maturity before the security recovers to its amortized cost value or it is likely it will not recover the entire amortized cost value of an impaired security. If the Corporation has the intent to sell or it is more likely than not that the Corporation will be required to sell an impaired fixed maturity before the security recovers to its amortized cost value, the security is written down to fair value and the entire amount of the writedown is included in net income as a realized investment loss. For all other impaired fixed maturities, the impairment loss is separated into the amount representing the credit loss and the amount representing the loss related to all other factors. The amount of the impairment loss that represents the credit loss is included in net income as a realized investment loss and the amount of the impairment loss that relates to all other factors is included in other comprehensive income.

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

The following table summarizes, for all investment securities in an unrealized loss position at March 31, 2012, the aggregate fair value and gross unrealized depreciation, including unrealized other-than-temporary impairment losses, by investment category and length of time that individual securities have continuously been in an unrealized loss position.

	Depreciation	Depreciation	Depreciation	Depreciation	Depreciation	Depreciation
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
	(in millions)
Fixed maturities
Tax exempt	$125	$2	$171	$28	$296	$30

Taxable
U.S. government and government agency and authority obligations	128	1	19	1	147	2
Corporate bonds	418	4	108	6	526	10
Foreign government and government agency obligations	431	2	21	1	452	3
Residential mortgage-backed securities	44	1	36	3	80	4
Commercial mortgage-backed securities	23	1	—	—	23	1

	1,044	9	184	11	1,228	20

Total fixed maturities	1,169	11	355	39	1,524	50

Equity securities	107	11	206	34	313	45

	$1,276	$22	$561	$73	$1,837	$95

At March 31, 2012, approximately 285 individual fixed maturity and equity securities were in an unrealized loss position, of which approximately 260 were fixed maturities. The Corporation does not have the intent to sell and it is not more likely than not that the Corporation will be required to sell these fixed maturities before the securities recover to their amortized cost value. In addition, the Corporation believes that none of the declines in the fair values of these fixed maturities relate to credit losses. The Corporation has the intent and ability to hold the equity securities in an unrealized loss position for a period of time sufficient to allow for the recovery of cost. The Corporation believes that none of the declines in the fair value of these fixed maturities and equity securities were other than temporary at March 31, 2012.

The following table summarizes, for all investment securities in an unrealized loss position at December 31, 2011, the aggregate fair value and gross unrealized depreciation, including unrealized other-than-temporary impairment losses, by investment category and length of time that individual securities have continuously been in an unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
	(in millions)
Fixed maturities
Tax exempt	$81	$1	$240	$36	$321	$37

Taxable
U.S. government and government agency and authority obligations.	19	1	18	1	37	2
Corporate bonds	489	14	176	10	665	24
Foreign government and government agency obligations	499	1	21	1	520	2
Residential mortgage-backed securities	77	2	22	5	99	7
Commercial mortgage-backed securities	34	1	—	—	34	1

	1,118	19	237	17	1,355	36

Total fixed maturities	1,199	20	477	53	1,676	73

Equity securities	231	45	199	26	430	71

	$1,430	$65	$676	$79	$2,106	$144

The change in unrealized appreciation or depreciation of investments carried at fair value, including the change in unrealized other-than-temporary impairment losses, was as follows:

	Three Months Ended March 31
	2012	2011
	(in millions)
Change in unrealized appreciation of fixed maturities	$(17)	$(177)
Change in unrealized appreciation of equity securities	102	91

	85	(86)
Deferred income tax (credit)	30	(30)

	$55	$(56)

(c) Realized investment gains and losses were as follows:

	Three Months Ended March 31
	2012	2011
	(in millions)
Fixed maturities
Gross realized gains	$38	$13
Gross realized losses	(3)	(11)
Other-than-temporary impairment losses	(1)	—

	34	2

Equity securities
Gross realized gains	19	19
Other-than-temporary impairment losses	(5)	(2)

	14	17

Other invested assets	8	141

	$56	$160

(d) As of March 31, 2012 and December 31, 2011, fixed maturities still held by the Corporation for which a portion of their other-than-temporary impairment losses were recognized in other comprehensive income had cumulative credit-related losses of $20 million recognized in net income.

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

The methods and assumptions used to estimate the fair values of financial instruments are as follows:

(i)	The carrying value of short term investments approximates fair value due to the short maturities of these investments.

(ii)	Fair values for fixed maturities are determined by management, utilizing prices obtained from a third party, nationally recognized pricing service or, in the case of securities for which prices are not provided by a pricing service, from third party brokers. For fixed maturities that have quoted prices in active markets, market quotations are provided. For fixed maturities that do not trade on a daily basis, the pricing service and brokers provide fair value estimates using a variety of inputs including, but not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, reference data, prepayment rates and measures of volatility. Management reviews on an ongoing basis the reasonableness of the methodologies used by the relevant pricing service and brokers. In addition, management, using the prices received for the securities from the pricing service and brokers, determines the aggregate portfolio price performance and reviews it against applicable indices. If management believes that significant discrepancies exist, it will discuss these with the relevant pricing service or broker to resolve the discrepancies.

(iii)	Fair values of equity securities are based on quoted market prices.

(iv)	Fair values of long term debt issued by Chubb are determined by management, utilizing prices obtained from a third party, nationally recognized pricing service.

The carrying values and fair values of financial instruments were as follows:

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Assets
Invested assets
Short term investments	$1,772	$1,772	$1,893	$1,893
Fixed maturities	37,325	37,325	37,184	37,184
Equity securities	1,620	1,620	1,512	1,512

Liabilities
Long term debt	3,575	4,177	3,575	4,085

A pricing service provides fair value amounts for approximately 99% of the Corporation’s fixed maturities. The prices obtained from a pricing service and brokers generally are non-binding, but are reflective of current market transactions in the applicable financial instruments.

At March 31, 2012 and December 31, 2011, the Corporation held an insignificant amount of financial instruments in its investment portfolio for which a lack of market liquidity impacted the determination of fair value.

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:

Level 1 — Unadjusted quoted prices in active markets for identical assets.

Level 2 — Other inputs that are observable for the asset, either directly or indirectly.

Level 3 — Inputs that are unobservable.

The fair value of financial instruments categorized based upon the lowest level of input that was significant to the fair value measurement was as follows:

	March 31, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Short term investments	$138	$1,634	$—	$1,772

Fixed maturities
Tax exempt	—	20,026	6	20,032

Taxable
U.S. government and government agency and authority obligations	—	1,000	—	1,000
Corporate bonds	—	6,665	143	6,808
Foreign government and government agency obligations	—	6,753	7	6,760
Residential mortgage-backed securities	—	713	10	723
Commercial mortgage-backed securities	—	2,002	—	2,002

	—	17,133	160	17,293

Total fixed maturities	—	37,159	166	37,325

Equity securities	1,611	—	9	1,620

	$1,749	$38,793	$175	$40,717

Liabilities
Long term debt	$—	$4,177	$—	$4,177

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Short term investments	$117	$1,776	$—	$1,893

Fixed maturities
Tax exempt	—	20,203	8	20,211

Taxable
U.S. government and government agency and authority obligations	—	868	—	868
Corporate bonds	—	6,313	152	6,465
Foreign government and government agency obligations	—	6,820	3	6,823
Residential mortgage-backed securities	—	845	10	855
Commercial mortgage-backed securities	—	1,962	—	1,962

	—	16,808	165	16,973

Total fixed maturities	—	37,011	173	37,184

Equity securities	1,504	—	8	1,512

	$1,621	$38,787	$181	$40,589

Liabilities
Long term debt	$—	$4,085	$—	$4,085

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

Revenues and income before income tax of each operating segment were as follows:

	Three Months Ended March 31
	2012	2011
	(in millions)
Revenues
Property and casualty insurance
Premiums earned
Personal insurance	$990	$957
Commercial insurance	1,286	1,209
Specialty insurance	672	687

Total insurance	2,948	2,853

Reinsurance assumed	3	1

	2,951	2,854

Investment income	391	391

Total property and casualty insurance	3,342	3,245

Corporate and other	12	15
Realized investment gains, net	56	160

Total revenues	$3,410	$3,420

Income (loss) before income tax
Property and casualty insurance
Underwriting
Personal insurance	$161	$81
Commercial insurance	51	(44)
Specialty insurance	66	135

Total insurance	278	172

Reinsurance assumed	11	5

	289	177
Increase in deferred policy acquisition costs	14	25

Underwriting income	303	202

Investment income	380	381

Other income (charges)	(1)	5

Total property and casualty insurance	682	588

Corporate and other loss	(59)	(63)
Realized investment gains, net	56	160

Total income before income tax	$679	$685

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

Individual actions and purported class actions arising out of the investigations into the payment of contingent commissions to brokers and agents have been filed in a number of federal and state courts. On August 1, 2005, Chubb and certain of its subsidiaries were named in a putative class action entitled In re Insurance Brokerage Antitrust Litigation in the U.S. District Court for the District of New Jersey (N.J. District Court). This action, brought against several brokers and insurers on behalf of a class of persons who purchased insurance through the broker defendants, asserts claims under the Sherman Act, state law and the Racketeer Influenced and Corrupt Organizations Act (RICO) arising from the alleged unlawful use of contingent commission agreements. On September 28, 2007, the N.J. District Court dismissed the second amended complaint filed by the plaintiffs in its entirety. In so doing, the court dismissed the plaintiffs’ Sherman Act and RICO claims with prejudice for failure to state a claim, and it dismissed the plaintiffs’ state law claims without prejudice because it declined to exercise supplemental jurisdiction over them. The plaintiffs appealed the dismissal of their second amended complaint to the U.S. Court of Appeals for the Third Circuit (Third Circuit). On August 13, 2010, the Third Circuit affirmed in part and vacated in part the N.J. District Court decision and remanded the case back to the N.J. District Court for further proceedings. As a result of the Third Circuit’s decision, the plaintiffs’ state law claims and certain of the plaintiffs’ Sherman Act and RICO claims were reinstated against the Corporation. The Corporation and the other defendants filed motions to dismiss the reinstated claims on October 1, 2010. Since that time, several of the other defendants entered into settlement agreements with the plaintiffs. In light of these settlements and their impact on the litigation, the N.J. District Court on June 17, 2011 dismissed without prejudice the motions to dismiss filed by the Corporation and the other non-settling defendants. On October 21, 2011, the Corporation and the other non-settling defendants refiled their motions to dismiss and the plaintiffs filed their papers in opposition. No date has yet been set for any further proceedings with respect to these motions. The settlements entered into by other defendants were formally approved by the court on March 30, 2012.

Chubb and certain of its subsidiaries also have been named as defendants in other putative class actions relating or similar to the In re Insurance Brokerage Antitrust Litigation that have been filed in various state courts or in U.S. district courts between 2005 and 2007. These actions have been subsequently removed and ultimately transferred to the N.J. District Court for consolidation with the In re Insurance Brokerage Antitrust Litigation. These matters were previously stayed but that stay has been lifted. The parties are awaiting the court’s entry of an order in these matters so that discovery may proceed.

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

7) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31
	2012	2011
	(in millions, except for per share amounts)
Basic earnings per share:
Net income	$506	$509

Weighted average shares outstanding	274.2	298.4

Basic earnings per share	$1.85	$1.71

Diluted earnings per share:
Net income	$506	$509

Weighted average shares outstanding	274.2	298.4
Additional shares from assumed issuance of shares under stock-based compensation awards	2.0	1.6

Weighted average shares and potential shares assumed outstanding for computing diluted earnings per share	276.2	300.0

Diluted earnings per share	$1.83	$1.70

Item 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition of the Corporation as of March 31, 2012 compared with December 31, 2011 and the results of operations for the quarters ended March 31, 2012 and 2011. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes contained in this report and the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

Cautionary Statement Regarding Forward-Looking Information

Certain statements in this document are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 (PSLRA). These forward-looking statements are made pursuant to the safe harbor provisions of the PSLRA and include statements regarding our loss reserve and reinsurance recoverable estimates; the cost of reinsurance in 2012; market conditions in 2012, including competition and the pricing environment; the repurchase of common stock under our share repurchase program; our capital position, capital adequacy and funding of liquidity needs; and the impact of a downgrade in our credit or financial strength ratings. Forward-looking statements frequently can be identified by words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “predict,” “potential,” “continue,” or other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. These statements are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties, which include, among others, those discussed or identified from time to time in our public filings with the Securities and Exchange Commission and those associated with:

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

Critical Accounting Estimates and Judgments

The consolidated financial statements include amounts based on informed estimates and judgments of management for transactions that are not yet complete. Such estimates and judgments affect the reported amounts in the financial statements. Those estimates and judgments that were most critical to the preparation of the financial statements involved the determination of loss reserves and the recoverability of related reinsurance recoverables and the evaluation of whether a decline in value of any investment is temporary or other than temporary. These estimates and judgments, which are discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011 as supplemented within the following analysis of our results of operations, require the use of assumptions about matters that are highly uncertain and therefore are subject to change as facts and circumstances develop. If different estimates and judgments had been applied, materially different amounts might have been reported in the financial statements.

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

•

Net income was $506 million in the first quarter of 2012 compared with $509 million in the same period of 2011. Net income was similar in the two periods as higher operating income in the first quarter of 2012 was offset by lower net realized investment gains. We define operating income as net income excluding realized investment gains and losses after tax.

•

Operating income was $469 million in the first quarter of 2012 compared with $405 million in the same period of 2011. The higher operating income in 2012 was due to higher underwriting income in our property and casualty business. Property and casualty investment income decreased slightly in the first quarter of 2012 compared with the same period in 2011. Management uses operating income, a non-GAAP financial measure, among other measures, to evaluate its performance because the realization of investment gains and losses in any period could be discretionary as to timing and can fluctuate significantly, which could distort the analysis of operating trends.

•

Underwriting results were profitable in the first quarter of 2012 and 2011, but more so in 2012. Our combined loss and expense ratio was 90.2% in the first quarter of 2012 compared with 93.7% in the same period of 2011. The more profitable results in 2012 were due to a substantially lower impact from catastrophes, offset in part by a lower amount of favorable prior year loss development. The impact of catastrophes accounted for 0.8 of a percentage point of the combined ratio in the first quarter of 2012 compared with 9.5 percentage points in the same period of 2011.

•

During the first quarter of 2012, we estimate that we experienced overall favorable development of about $100 million on loss reserves established as of the previous year end. During the first quarter of 2011, we estimate that we experienced overall favorable development of about $220 million. The overall favorable development in both years was due primarily to favorable loss experience in the commercial liability, professional liability and personal insurance classes.

•

Total net premiums written increased by 3% in the first quarter of 2012 compared with the same period in 2011, driven by growth in the United States. Net premiums written in the United States increased by 5% in the first quarter of 2012. The growth in net premiums written in the United States benefited from continued positive pricing trends in the commercial market as well as improving general economic conditions. Net premiums written outside the United States decreased by 1% in U.S. dollars but increased slightly when measured in local currencies.

•

Property and casualty investment income after tax decreased by 1% in the first quarter of 2012 compared with the same period in 2011, in what continued to be a low yield investment environment. Management uses property and casualty investment income after tax, a non-GAAP financial measure, to evaluate its investment results because it reflects the impact of any change in the proportion of the investment portfolio invested in tax exempt securities and is therefore more meaningful for analysis purposes than investment income before income tax.

•

Net realized investment gains before tax were $56 million ($37 million after tax) in the first quarter of 2012 compared with $160 million ($104 million after tax) in the same period of 2011. The net realized gains in the first quarter of 2012 were primarily related to sales of fixed maturity and equity securities. The net realized gains in the first quarter of 2011 were primarily related to investments in limited partnerships, which generally are reported on a quarter lag.

A summary of our consolidated net income is as follows:

	Quarter Ended March 31
	2012	2011
	(in millions)
Property and casualty insurance	$682	$588
Corporate and other	(59)	(63)

Consolidated operating income before income tax	623	525
Federal and foreign income tax	154	120

Consolidated operating income	469	405
Realized investment gains after income tax	37	104

Consolidated net income	$506	$509

Property and Casualty Insurance

A summary of the results of operations of our property and casualty insurance business is as follows:

	Quarter Ended March 31
	2012	2011
	(in millions)
Underwriting
Net premiums written	$2,949	$2,859
Decrease (increase) in unearned premiums	2	(5)

Premiums earned	2,951	2,854

Losses and loss expenses	1,707	1,765
Operating costs and expenses	947	904
Increase in deferred policy acquisition costs	(14)	(25)
Dividends to policyholders	8	8

Underwriting income	303	202

Investments
Investment income before expenses	391	391
Investment expenses	11	10

Investment income	380	381

Other income (charges)	(1)	5

Property and casualty income before tax	$682	$588

Property and casualty investment income after tax	$308	$310

Property and casualty income before tax was significantly higher in the first quarter of 2012 compared to the same period in 2011. The higher income in 2012 was due to an increase in underwriting income, attributable to a significantly lower impact of catastrophes in 2012 offset in part by a lower amount of favorable prior year loss development.

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

Net Premiums Written

Net premiums written were $2.9 billion in the first quarter of both 2012 and 2011. Net premiums written by business unit were as follows:

	Quarter Ended March 31		% Increase
	2012	2011	(Decrease)
	(in millions)
Personal insurance	$940	$894	5%
Commercial insurance	1,405	1,326	6
Specialty insurance	602	639	(6)

Total insurance	2,947	2,859	3
Reinsurance assumed	2	—	*

Total	$2,949	$2,859	3

*	The change in net premiums written is not presented since the business is in runoff.

Net premiums written increased by 3% in the first quarter of 2012 compared with the same period in 2011. Net premiums written in the United States, which represented 71% of our total net premiums written in the first quarter of 2012, increased by 5%. Net premiums written outside the United States, expressed in U.S. dollars, decreased by 1%. The decrease in net premiums written outside the United States in the first quarter of 2012 was due to the negative impact of foreign currency translation, reflecting the impact of the stronger U.S. dollar relative to several currencies in which we wrote business in the first quarter of 2012 compared to the same period in 2011. Net premiums written outside the United States grew slightly in the first quarter of 2012 when measured in local currencies.

We classify business as written in the United States or outside the United States based on the location of the risk associated with the underlying policies. The method of determining location of risk varies by class of business. Location of risk for property lines is typically based on the physical location of the covered property, while location of risk for liability lines may be based on the main location of the insured, or in the case of the workers’ compensation line, the primary work location of the covered employee.

Net premiums written in the United States grew in the first quarter of 2012 in our personal and commercial insurance segments. Net premiums written in the United States for our professional liability insurance business were flat when compared with the same period of 2011. Growth in our personal insurance business was attributable to new business, strong retention of existing business as well as higher renewal rates. While there was improvement during the first quarter of 2012 in the commercial and professional liability insurance pricing environment, continuing a trend that began during 2011, the positive trend had a more significant impact on growth in our commercial insurance business. Overall, average renewal rates in the first quarter of 2012 in the United States were up significantly in commercial lines and up modestly in the professional liability business in comparison to expiring rates. The amounts of coverage purchased or the insured exposures, both of which are bases upon which we calculate the premiums we charge, were generally flat, although exposure amounts were up in select lines of business. Although we continued to retain a high percentage of our existing customers, retention levels in the first quarter of 2012 were modestly lower than those in the same period of 2011, as we continued to seek renewal rate increases in most of our commercial and specialty classes of business. The overall level of new business in the United States was also down in the first quarter of 2012, reflecting both the competitive market as well as our underwriting discipline.

Premium growth outside the United States in the first quarter of 2012, excluding the impact of foreign currency translation, was modest overall. The most significant growth occurred in the accident and health component of our personal insurance business. Commercial insurance premiums were up slightly outside the United States, while professional liability premiums were down modestly compared with the first quarter of 2011. Average renewal rates outside the United States were up slightly in the first quarter of 2012. However, retention levels and levels of new business outside the United States were generally lower than those in the same period of 2011.

We expect the overall current level of competition within the insurance market will continue through the remainder of 2012. Nevertheless, we also expect that a positive pricing environment, particularly in the commercial classes, will continue as well.

Reinsurance Ceded

Our premiums written are net of amounts ceded to reinsurers who assume a portion of the risk under the insurance policies we write that are subject to reinsurance.

The most significant component of our ceded reinsurance program is property reinsurance. We purchase two main types of property reinsurance: catastrophe and property per risk.

For property risks in the United States and Canada, we purchase traditional catastrophe reinsurance, including our primary treaty which we refer to as our North American catastrophe treaty, as well as supplemental catastrophe reinsurance that provides additional coverage for our exposures in the northeastern United States. For certain exposures in the United States, we have also arranged for the purchase of multi–year, collateralized reinsurance funded through the issuance of collateralized risk-linked securities, known as catastrophe bonds. For events outside the United States, we also purchase traditional catastrophe reinsurance.

We renewed our primary traditional property catastrophe treaties and our commercial property per risk treaty in April 2012. While the overall changes in these coverages were modest, we increased our participation in the lower layers of coverage and purchased additional coverage in the higher layers. In March 2012, we also arranged for the purchase of reinsurance through the issuance of a catastrophe bond. This replaced a catastrophe bond arrangement that expired in March 2012 and extended the jurisdictions and perils subject to coverage. The supplemental catastrophe reinsurance that provides coverage for exposures in the northeastern United States expires in June 2012.

The North American catastrophe treaty has an initial retention of $500 million and provides coverage for exposures in the United States and Canada of approximately 59% of losses (net of recoveries from other available reinsurance) between $500 million and $1.65 billion. For certain catastrophic events in the northeastern part of the United States or along the southern U.S. coastline, the combination of the North American catastrophe treaty, supplemental catastrophe reinsurance and/or the catastrophe bond arrangements provide additional coverages as discussed below.

The catastrophe bond arrangements provide reinsurance coverage for specific types of losses in specific geographic locations. They are generally designed to supplement coverage provided under the North American catastrophe treaty. We currently have two catastrophe bond arrangements in effect. We have a $475 million reinsurance arrangement, a portion of which expires in March 2014 and the remainder in March 2015, that provides coverage for homeowners and commercial exposure to certain hurricane, earthquake, severe thunderstorm and winter storm loss events in twelve states in the northeastern United States and the District of Columbia. We also have a $150 million reinsurance arrangement that expires in March 2016 that provides coverage for homeowners-related hurricane and severe thunderstorm losses in eight states along the southern U.S. coastline.

For the indicated catastrophic events in the northeastern United States, the combination of the North American catastrophe treaty, the supplemental catastrophe reinsurance and the $475 million catastrophe bond arrangement provides additional coverage of approximately 66% of losses (net of recoveries from other available reinsurance) between $1.65 billion and $3.65 billion.

For hurricane and severe thunderstorm events along the southern U.S. coastline, the $150 million catastrophe bond arrangement provides coverage of approximately 50% of homeowners-related hurricane and severe thunderstorm losses between $850 million and $1.15 billion.

For hurricane events in Florida, in addition to the coverage provided by the $150 million catastrophe bond arrangement discussed above, we have reinsurance from the Florida Hurricane Catastrophe Fund (FHCF), which is a state-mandated fund designed to reimburse insurers for a portion of their residential catastrophic hurricane losses. Our participation in this mandatory program limits our initial retention in Florida for homeowners-related losses to approximately $160 million and provides coverage of 90% of covered losses between approximately $160 million and $580 million.

Our primary property catastrophe treaty for events outside the United States, including Canada, provides coverage of approximately 75% of losses (net of recoveries from other available reinsurance) between $100 million and $350 million. For catastrophic events in Australia and Canada, additional reinsurance provides coverage of 80% of losses (net of recoveries from other available reinsurance) between $350 million and $475 million.

In addition to catastrophe treaties, we also have a commercial property per risk treaty. This treaty provides coverage per risk of approximately $600 million to $800 million (depending upon the currency in which the insurance policy was issued) in excess of our initial retention. Our initial retention is generally between $25 million and $35 million.

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

Overall, rates related to the renewal of our property reinsurance program in 2012 were higher than those in 2011 due in large part to the significant worldwide catastrophe losses incurred by the industry in 2011. However, based on the changes in coverage we made upon renewal of the major components of our program, we expect that the overall cost of our property reinsurance program will be modestly lower in 2012 than in 2011.

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

Statutory accounting principles applicable to property and casualty insurance companies differ in certain respects from generally accepted accounting principles (GAAP). Under statutory accounting principles, policy acquisition and other underwriting expenses are recognized immediately, not at the time premiums are earned. Management uses underwriting results determined in accordance with GAAP, among other measures, to assess the overall performance of our underwriting operations. To convert statutory underwriting results to a GAAP basis, certain policy acquisition expenses are deferred and amortized over the period in which the related premiums are earned. Underwriting income determined in accordance with GAAP is defined as premiums earned less losses and loss expenses incurred and GAAP underwriting expenses incurred.

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

Underwriting results were profitable in the first quarter of both 2012 and 2011, but more so in 2012. The combined loss and expense ratio for our overall property and casualty business was as follows:

	Quarter Ended March 31
	2012	2011
Loss ratio	58.0%	62.0%
Expense ratio	32.2	31.7

Combined loss and expense ratio	90.2%	93.7%

The loss ratio was lower in the first quarter of 2012 compared with the same period in 2011 due to a lower impact of catastrophes offset in part by a lower amount of favorable prior year loss development. The current accident year loss ratio excluding catastrophes was similar in the first quarter of 2012 to the ratio in the same period in 2011, reflecting generally lower loss ratios in the short-tail property classes offset by slightly higher loss ratios in many of the long-tail lines. The overall loss ratio excluding catastrophes in the first quarter of each year reflected favorable loss experience that we believe resulted from our disciplined underwriting in recent years as well as relatively moderate loss trends in several classes of business.

The impact of catastrophes in the first quarter of 2012 was $24 million, which represented 0.8 of a percentage point of the combined ratio. This compares with an impact of catastrophes in the first quarter of 2011 of $270 million, which represented 9.5 percentage points of the combined ratio, and included losses related to storms in the United States, flooding in Australia and earthquakes in New Zealand and Japan. The impact of catastrophes in the first quarter of 2012 consisted of $45 million of estimated losses related to catastrophic events that occurred in the period reduced by $21 million of favorable development related to prior year catastrophes.

The expense ratio was higher in the first quarter of 2012 compared with the same period in 2011 primarily due to an increase in commission rates, largely related to business written outside the United States.

Review of Underwriting Results by Business Unit

Personal Insurance

Net premiums written from personal insurance, which represented 32% of our premiums written in the first quarter of 2012, increased by 5% in the first quarter of 2012 compared with the same period in 2011. Net premiums written for the classes of business within the personal insurance segment were as follows:

	Quarter Ended March 31
	2012	2011	% Increase
	(in millions)
Automobile	$164	$162	1%
Homeowners	555	533	4
Other	221	199	11

Total personal	$940	$894	5

Growth in our personal insurance business occurred both inside and outside the United States. Personal automobile premiums increased slightly in the first quarter of 2012 compared with the same period in 2011, primarily in the United States, in what remained a highly competitive marketplace. Premiums for personal automobile business written outside the United States were flat in the first quarter of 2012, due to the negative impact of foreign currency translation. Premiums in our homeowners business grew in the United States, reflecting increases in coverage on existing policies and higher renewal rates. Homeowners premiums outside the United States in the first quarter of 2012 were flat compared to the same period in 2011, due to the negative impact of foreign currency translation. Premiums from our other personal business, which includes accident and health, excess liability and yacht coverages, increased significantly in the first quarter of 2012 compared with the same period in 2011, with growth occurring both inside and outside the United States. Significant growth occurred in our U.S. excess liability business and in our accident and health business outside the United States. In recent years, an increasing portion of our accident and health business has been written outside the United States.

Our personal insurance business produced highly profitable underwriting results in the first quarter of 2012 compared with profitable results in the same period of 2011. The combined loss and expense ratios for the classes of business within the personal insurance segment were as follows:

	Quarter Ended March 31
	2012	2011
Automobile	91.3%	92.8%
Homeowners	80.1	94.8
Other	97.3	92.2
Total personal	85.5	93.8

The more profitable results in the first quarter of 2012 compared with the same period in 2011 were largely attributable to the lower impact of catastrophes. The impact of catastrophes represented 1.2 percentage points of the combined ratio of our personal insurance business in the first quarter of 2012 compared with 7.8 percentage points in the same period of 2011. Personal insurance results in the first quarter of 2012 also benefited from a lower current accident year loss ratio excluding catastrophes, due to lower non-catastrophe weather-related losses, offset in part by a lower amount of favorable prior year loss development.

Our personal automobile business produced profitable results in the first quarter of 2012 and 2011. Results in the first quarter of both years benefited from moderate claim frequency and favorable prior year loss development.

Homeowners results were highly profitable in the first quarter of 2012 compared with profitable results in the same period of 2011. The more profitable results in 2012 were primarily due to a lower impact of catastrophes and, to a lesser extent, a lower current accident year loss ratio excluding catastrophes, due in part to lower non-catastrophe weather-related losses. Catastrophe losses represented 1.9 percentage points of the combined ratio for this class in the first quarter of 2012, compared with 12.3 percentage points in the same period in 2011.

Other personal results were profitable in the first quarter of both 2012 and 2011, but more so in 2011. The less profitable results in 2012 were due to the accident and health and excess liability components of this business. Our accident and health business produced modestly unprofitable results in the first quarter of 2012 that included some unfavorable prior year loss development, compared with modestly profitable results in the same period of 2011. Our personal excess liability business produced profitable results in the first quarter of both years, but less so in 2012, reflecting greater large loss activity and a lower amount of favorable prior year loss development. Our yacht business produced highly profitable results in the first quarter of both years.

Commercial Insurance

Net premiums written from commercial insurance, which represented 48% of our premiums written in the first quarter of 2012, increased by 6% in the first quarter of 2012 compared with the same period a year ago. Net premiums written for the classes of business within the commercial insurance segment were as follows:

	Quarter Ended March 31		% Increase
	2012	2011	(Decrease)
	(in millions)
Multiple peril	$261	$267	(2)%
Casualty	450	436	3
Workers’ compensation	298	243	23
Property and marine	396	380	4

Total commercial	$1,405	$1,326	6

Premium growth in our commercial insurance business in the first quarter of 2012 was driven by an increase in business written in the United States. Net premiums written for commercial business outside the United States decreased slightly in the first quarter of 2012 compared to the same period of 2011 due to the effect of foreign currency translation. Overall, premium growth reflected improved pricing as well as higher audit and endorsement premiums, in a market that offered some new business opportunities but continued to be highly competitive. The improvement in the overall rate environment, which began in 2011, continued in the first quarter of 2012, particularly in the United States. Average renewal rates in the United States increased in the first quarter of 2012 in all major classes of our commercial business. Average renewal rates outside the United States increased slightly in the first quarter of 2012. Retention levels of our existing policyholders remained strong, but were down from those in the first quarter of 2011, both inside and outside the United States. The decline in retention was due to both our effort to increase rates in several classes of business and our non-renewal of some property business in catastrophe exposed areas. In the first quarter of 2012, the average renewal exposure change was flat in the United States and down slightly outside the United States. The amount of new business was down in the first quarter of 2012 compared with the same period in 2011, both inside and outside the United States, as we continued to maintain our underwriting discipline in the competitive market. Despite the competitive conditions in the market, we expect that a positive rate environment will continue for the remainder of this year.

Our commercial insurance business produced profitable underwriting results in the first quarter of 2012 compared with near breakeven results in the same period of 2011. The combined loss and expense ratios for the classes of business within the commercial insurance segment were as follows:

	Quarter Ended March 31
	2012	2011
Multiple peril	93.2%	105.9%
Casualty	93.7	83.5
Workers’ compensation	95.2	89.5
Property and marine	93.6	125.1
Total commercial	93.3	100.7

The more profitable results in our commercial insurance business in the first quarter of 2012 compared with the same period in 2011 were due primarily to the lower impact of catastrophes, offset in part by a lower amount of favorable prior year loss development. The impact of catastrophes represented 0.9 of a percentage point of the combined ratio for our commercial insurance business in the first quarter of 2012 compared with 16.2 percentage points in the comparable period in 2011. Results in both years benefited from our disciplined risk selection and appropriate policy terms and conditions in recent years.

Multiple peril results were profitable in the first quarter of 2012 compared with unprofitable results in the same period of 2011. The more profitable results in 2012 were due to a significant improvement in the property component of this business, primarily due to the lower impact of catastrophes in 2012. The impact of catastrophes in the multiple peril class was 4.3 percentage points of the combined ratio in the first quarter of 2012 compared with 17.0 percentage points in the same period of 2011. The liability component of this business produced profitable results in the first quarter of both years.

Results for our casualty business were profitable in the first quarter of 2012 compared with highly profitable results in the same period of 2011. The less profitable results in the first quarter of 2012 were due to deterioration in the results for the primary liability and automobile components of this business. Results for the primary liability component were unprofitable in the first quarter of 2012 compared with highly profitable results in the same period of 2011, partly due to a higher volume of large reported losses, many of which related to prior accident years. The automobile component of the casualty business produced slightly unprofitable results in the first quarter of 2012 compared with profitable results in the same period of 2011. Results for the excess liability component were highly profitable in the first quarter of both 2012 and 2011. Results in both periods benefited from substantial favorable prior year loss development. Casualty results were adversely affected by incurred losses related to asbestos and toxic waste claims in the first quarter of both years. Our analysis of these exposures resulted in increases in the estimate of our ultimate liabilities. Such losses represented [1.2] and 3.8 percentage points of the combined ratio for the casualty business in the first quarter of 2012 and 2011, respectively.

Workers’ compensation results were profitable in the first quarter of 2012 compared with highly profitable results in the same period of 2011. The less profitable results in the first quarter of 2012 were mainly due to a lower amount of favorable prior year loss development. Results in both years benefited from our disciplined risk selection during the past several years.

Property and marine results were profitable in the first quarter of 2012 compared with highly unprofitable results in the same period of 2011. The improved results in 2012 were primarily due to significantly lower catastrophe losses, offset in part by unfavorable prior year loss development excluding catastrophes. Catastrophe losses for this class were negligible in the first quarter of 2012 compared with an impact of 43.6 percentage points on the combined ratio in the first quarter of 2011.

Specialty Insurance

Net premiums written from specialty insurance, which represented 20% of our premiums written in the first quarter of 2012, decreased by 6% in the first quarter of 2012 compared with the same period in 2011. Net premiums written for the classes of business within the specialty insurance segment were as follows:

	Quarter Ended March 31
	2012	2011	% Decrease
	(in millions)
Professional liability	$538	$551	(2)%
Surety	64	88	(27)

Total specialty	$602	$639	(6)

Net premiums written in our professional liability business decreased slightly in the first quarter of 2012 compared with the same period of 2011, due to a decrease in net premiums written outside the United States. Net premiums written for our U.S. professional liability business were flat in the first quarter of 2012 compared to the same period of 2011. Premium growth in this business remained constrained by the continuing effect of the economic downturn in recent years and a highly competitive marketplace due to an oversupply of capacity available from market participants. Nevertheless, there was improvement in the overall rate environment, particularly in the United States. We continued to pursue rate increases on our professional liability business renewals to address margin compression experienced in these classes of business in recent years. Average renewal rates for our professional liability business in the United States increased modestly in the first quarter of 2012 compared with those in the same period of 2011, with increases occurring in all major classes of this business. Overall renewal rates outside the United States were flat in the first quarter of 2012. Retention levels and new business volume were lower in the first quarter of 2012 compared with those in the same period of 2011, both inside and outside the United States. We maintained our focus on small and middle market publicly traded and privately held companies and our commitment to maintaining underwriting discipline in this environment.

Net premiums written in our surety business decreased significantly in the first quarter of 2012 compared with the same period in 2011. The decrease occurred in our U.S. business primarily due to fewer contracts requiring a surety bond being awarded to our existing customers. The timing of contract awards can vary. Because of this, premium growth in our surety business can vary from period to period.

Our specialty insurance business produced profitable underwriting results in the first quarter of 2012 compared with highly profitable results in the same period of 2011. The combined loss and expense ratios for the classes of business within the specialty insurance segment were as follows:

	Quarter Ended March 31
	2012	2011
Professional liability	98.5%	86.8%
Surety	56.3	50.5
Total specialty	93.6	82.4

Our professional liability business produced modestly profitable results in the first quarter of 2012 compared with highly profitable results in the same period of 2011. The less profitable results in 2012 were due to a lower amount of favorable prior year loss development, particularly outside the United States, and, to a lesser extent, a higher current accident year loss ratio and higher expense ratio, compared to the first quarter of 2011.

Results in the directors and officers liability class were profitable in the first quarter of 2012 compared with highly profitable results in the same period of 2011. Results in the fidelity class were profitable in the first quarter of both years. Results in the employment practices liability class were unprofitable in the first quarter of 2012 compared with highly profitable results in the same period of 2011. Results in the errors and omissions liability class were highly unprofitable and reflected unfavorable prior year loss development in the first quarter of both years. Results in the fiduciary liability class were highly profitable in the first quarter of both 2012 and 2011.

Our surety business produced highly profitable results in the first quarter of both 2012 and 2011 due to favorable loss experience. Our surety business tends to be characterized by losses that are infrequent but have the potential to be highly severe.

Reinsurance Assumed

Net premiums written from our reinsurance assumed business, which is in runoff, were not significant in the first quarter of 2012 and 2011.

Reinsurance assumed results were profitable in the first quarter of 2012 and 2011. Results in both years benefited from favorable prior year loss development.

Catastrophe Risk Management

Our property and casualty subsidiaries have exposure to losses caused by natural perils such as hurricanes and other windstorms, earthquakes, severe winter weather and brush fires as well as from man-made catastrophic events such as terrorism. The frequency and severity of catastrophes are inherently unpredictable.

The extent of losses from a natural catastrophe is a function of both the total amount of insured exposure in an area affected by the event and the severity of the event. We regularly assess our concentration of risk exposure in natural catastrophe exposed areas globally and have strategies and underwriting standards to manage this exposure through individual risk selection, subject to regulatory constraints, and through the purchase of catastrophe reinsurance coverage. We use catastrophe modeling and a risk concentration management tool to monitor and control our accumulations of potential losses in natural catastrophe exposed areas in the United States, such as California and the gulf and east coasts, as well as in natural catastrophe exposed areas in other countries. The information provided by the catastrophe modeling and the risk concentration management tool has resulted in our non-renewing some accounts and refraining from writing others.

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

We also continue to actively explore and analyze credible scientific evidence, including the potential impact of global climate change, that may affect our ability to manage exposure under the insurance policies we issue as well as the impact that laws and regulations intended to combat climate change could have on us.

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

Incurred but not reported (IBNR) reserve estimates are generally calculated by first projecting the ultimate cost of all claims that have occurred and then subtracting reported losses and loss expenses. Reported losses include cumulative paid losses and loss expenses plus case reserves. The IBNR reserve includes a provision for claims that have occurred but have not yet been reported to us, some of which are not yet known to the insured, as well as a provision for future development on reported claims. A relatively large proportion of our net loss reserves, particularly for long tail liability classes, are reserves for IBNR losses. In fact, about 70% of our aggregate net loss reserves at March 31, 2012 were for IBNR losses.

Our gross case and incurred but not reported (IBNR) loss reserves and related reinsurance recoverable by class of business were as follows:

	Gross Loss Reserves			Reinsurance	Net Loss
March 31, 2012	Case	IBNR	Total	Recoverable	Reserves
	(in millions)
Personal insurance
Automobile	$266	$150	$416	$16	$400
Homeowners	381	353	734	11	723
Other	358	653	1,011	126	885

Total personal	1,005	1,156	2,161	153	2,008

Commercial insurance
Multiple peril	597	1,195	1,792	30	1,762
Casualty	1,384	5,293	6,677	350	6,327
Workers’ compensation	921	1,727	2,648	197	2,451
Property and marine	844	573	1,417	337	1,080

Total commercial	3,746	8,788	12,534	914	11,620

Specialty insurance
Professional liability	1,496	6,120	7,616	398	7,218
Surety	26	58	84	6	78

Total specialty	1,522	6,178	7,700	404	7,296

Total insurance	6,273	16,122	22,395	1,471	20,924
Reinsurance assumed	236	446	682	231	451

Total	$6,509	$16,568	$23,077	$1,702	$21,375

	Gross Loss Reserves			Reinsurance	Net Loss
December 31, 2011	Case	IBNR	Total	Recoverable	Reserves
	(in millions)
Personal insurance
Automobile	$269	$151	$420	$16	$404
Homeowners	431	349	780	11	769
Other	392	649	1,041	139	902

Total personal	1,092	1,149	2,241	166	2,075

Commercial insurance
Multiple peril	600	1,169	1,769	34	1,735
Casualty	1,388	5,229	6,617	343	6,274
Workers’ compensation	913	1,669	2,582	190	2,392
Property and marine	896	558	1,454	336	1,118

Total commercial	3,797	8,625	12,422	903	11,519

Specialty insurance
Professional liability	1,498	6,098	7,596	416	7,180
Surety	27	54	81	6	75

Total specialty	1,525	6,152	7,677	422	7,255

Total insurance	6,414	15,926	22,340	1,491	20,849
Reinsurance assumed	240	488	728	248	480

Total	$6,654	$16,414	$23,068	$1,739	$21,329

Loss reserves, net of reinsurance recoverable, increased by $46 million during the first quarter of 2012. Loss reserves related to our insurance business increased by $75 million during the first quarter of 2012, which reflected decreases of approximately $114 million related to catastrophe losses and approximately $10 million related to the effect of foreign currency translation due to the stronger U.S. dollar at March 31, 2012 compared to December 31, 2011. Loss reserves related to our reinsurance assumed business, which is in runoff, decreased by $29 million.

The decreases in our homeowners and property and marine gross case reserves during the first quarter of 2012 were due largely to payments during the first quarter of 2012 on catastrophe-related claims that were unpaid at December 31, 2011. The increase in IBNR reserves in our commercial insurance business occurred primarily in the workers’ compensation class, the multiple peril class and the casualty class, largely related to primary general liability coverage, reflecting premium growth as well as some margin compression experienced in these classes in recent periods.

In establishing the loss reserves of our property and casualty subsidiaries, we consider facts currently known and the present state of the law and coverage litigation. Based on all information currently available, we believe that the aggregate loss reserves at March 31, 2012 were adequate to cover claims for losses that had occurred as of that date, including both those known to us and those yet to be reported. However, as discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011, there are significant uncertainties inherent in the loss reserving process. It is therefore possible that management’s estimate of the ultimate liability for losses that had occurred as of March 31, 2012 may change, which could have a material effect on the Corporation’s results of operations and financial condition.

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

We estimate that we experienced overall favorable prior year development of about $100 million during the first quarter of 2012 compared with favorable prior year development of about $220 million in the comparable period of 2011.

The favorable development in the first quarter of 2012 was primarily in the commercial liability and professional liability classes due to continued favorable loss experience related mainly to accident years 2009 and prior, and in the personal insurance classes. The favorable development in the first quarter of 2011 occurred primarily in the commercial liability classes related mainly to accident years 2007 and prior, in the professional liability classes related to accident years 2007 and prior, and to a lesser extent, in the personal insurance classes.

Investment Results

Property and casualty investment income before taxes decreased slightly in the first quarter of 2012 compared with the same period in 2011. Growth was limited by average yields on our investment portfolio that were similar in both periods and a modest decline in average invested assets. The average yield on the fixed maturity investment portfolio of the property and casualty subsidiaries decreased slightly for the first quarter of 2012 compared to the same period of 2011 due to the continuing impact of lower reinvestment yields compared to those on fixed maturity securities that matured, were redeemed by the issuer or were sold since the first quarter of 2011. The average invested assets of the property and casualty subsidiaries were modestly lower during the first quarter of 2012 compared with the same period of 2011 due to the substantial dividend distributions made by the property and casualty subsidiaries to Chubb during 2011.

The effective tax rate on our investment income was 18.9% in the first quarter of 2012 compared with 18.6% in the same period of 2011. The effective tax rate fluctuates as the proportion of tax exempt investment income relative to total investment income changes from period to period.

On an after-tax basis, property and casualty investment income decreased by 1% in the first quarter of 2012 compared with the same period in 2011. The after-tax annualized yield on the investment portfolio that supports our property and casualty insurance business was 3.21% and 3.20% in the first quarter of 2012 and 2011, respectively.

Other Income and Charges

Other income and charges, which includes miscellaneous income and expenses of the property and casualty subsidiaries, was not significant in the first quarter of 2012 and 2011.

Corporate and Other

Corporate and other comprises investment income earned on corporate invested assets, interest expense and other expenses not allocated to our operating subsidiaries and the results of our non-insurance subsidiaries.

Corporate and other produced a loss before taxes of $59 million in the first quarter of 2012 compared to a loss of $63 million for the same period of 2011. The lower loss in the first quarter of 2012 was primarily due to lower interest expense resulting from the repayment of $400 million of outstanding notes upon maturity in November 2011.

Realized Investment Gains and Losses

Net realized investment gains and losses were as follows:

	Quarter Ended March 31
	2012	2011
Net realized gains
Fixed maturities	$35	$2
Equity securities	19	19
Other invested assets	8	141

	62	162

Other-than-temporary impairment losses
Fixed maturities	(1)	—
Equity securities	(5)	(2)

	(6)	(2)

Realized investment gains before tax	$56	$160

Realized investment gains after tax	$37	$104

The net realized gains of our other invested assets represent primarily the aggregate of realized gain distributions to us from the limited partnerships in which we have an interest and changes in our equity in the net assets of those partnerships based on valuations provided to us by the manager of each partnership. Due to the timing of our receipt of valuation data from the investment managers, these investments are generally reported on a one quarter lag.

The net realized gains of the limited partnerships reported in the first quarter of 2012 primarily reflected the strong performance of the U.S. equity markets in the fourth quarter of 2011 offset by the negative performance of several non-U.S. equity markets, particularly in Asia, in the same period. The net realized gains of the limited partnerships reported in the first quarter of 2011 reflected the strong performance of the U.S. equity and high yield investment markets in the fourth quarter of 2010.

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

Capital Resources

Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. At March 31, 2012, the Corporation had shareholders’ equity of $15.5 billion and total debt of $3.6 billion.

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

In December 2010, the Board of Directors authorized the repurchase of up to 30,000,000 shares of Chubb’s common stock. We repurchased shares under this authorization through January 2012, at which time all repurchases allowed under the authorization were completed. In January 2012, the Board of Directors authorized the repurchase of up to $1.2 billion of Chubb’s common stock. Under these authorizations, during the first three months of 2012, we repurchased 4,391,046 shares of Chubb’s common stock in open market transactions at a cost of $301 million. As of March 31, 2012, $963 million remained under the January 2012 share repurchase authorization. We expect to complete the repurchase of shares under this authorization by the end of January 2013, subject to market conditions.

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

Our underwriting and investment results generated substantial positive operating cash flows in the three months ended March 31, 2012 and 2011. The cash provided by the property and casualty subsidiaries’ operating activities was modestly lower in the first three months of 2012 compared with the same period in 2011 due in part to higher loss payments partially offset by lower tax payments. During the first three months of 2012, the cash provided by the property and casualty subsidiaries’ operating activities exceeded the cash used for financing activities (primarily the payment of dividends to Chubb) by approximately $100 million. In the first three months of 2012, dividends paid to Chubb by the property and casualty subsidiaries were $300 million compared to $600 million in the comparable period of 2011. During the first three months of 2011, cash used by the property and casualty subsidiaries for financing activities (primarily the payment of dividends) exceeded the cash provided by operating activities by approximately $100 million.

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

The $300 million of dividends paid by the property and casualty subsidiaries to Chubb during the first three months of 2012 were deemed to be extraordinary under applicable insurance regulations due to the limitation on the amount of dividends that may be paid within twelve consecutive months. Regulatory approval was required and obtained for the payment of these dividends. As a result of the timing and/or amount of the dividends paid in 2011, regulatory approval will be required for the payment of any dividends by the subsidiaries during the second quarter of 2012. Whether any dividend payments during the remainder of 2012 require regulatory approval will depend on the amount and timing of such dividend payments by the subsidiaries to Chubb. As of March 31, 2012, the maximum aggregate dividend distribution that may be made by the subsidiaries to Chubb during the second half of 2012 without prior regulatory approval was approximately $1.5 billion.

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

Our objective is to achieve the appropriate mix of taxable and tax exempt securities in our portfolio to balance both investment and tax strategies. At March 31, 2012, 67% of our fixed maturity portfolio that supports our U.S. operations was invested in tax exempt securities. At March 31, 2012, about 80% of our tax exempt securities were rated Aa or better, with about 25% of our tax exempt securities rated Aaa. The average rating of our tax exempt securities was Aa. While about 30% of our tax exempt securities were insured, the effect of insurance on the average credit rating of these securities was insignificant. The insured tax exempt securities in our portfolio have been selected based on the quality of the underlying credit and not the value of the credit insurance enhancement.

At March 31, 2012, 6% of our taxable fixed maturity portfolio was invested in U.S. government and government agency and authority obligations other than mortgage-backed securities and had an average rating of Aa. About 70% of the U.S. government and government agency and authority obligations other than mortgage-backed securities were U.S. Treasury securities with an average rating of Aaa and the remainder were taxable bonds issued by states, municipalities and political subdivisions within the United States with an average rating of Aa.

At March 31, 2012, 39% of our taxable fixed maturity portfolio consisted of corporate bonds other than mortgage-backed securities, which were issued by a diverse group of U.S. and foreign issuers and had an average rating of A. About 60% of our corporate bonds other than mortgage-backed securities were issued by U.S. companies and about 40% were issued by foreign companies. Our foreign corporate bonds included $88 million, $49 million and $43 million issued by companies, including banks, in Italy, Spain and Ireland, respectively. We held no bonds issued by companies in Greece or Portugal.

At March 31, 2012, 39% of our taxable fixed maturity portfolio was invested in foreign government and government agency obligations, which had an average rating of Aa. The foreign government and government agency obligations consisted of high quality securities, primarily issued by national governments and, to a lesser extent, government agencies, regional governments and supranational organizations. The five largest issuers within this portfolio were Canada, the United Kingdom, Germany, Australia and Brazil, which collectively accounted for about 75% of our total foreign government and government agency obligations. Another 7% of our total foreign government and government agency obligations were issued by supranational organizations. We held no sovereign securities issued by Greece, Portugal, Ireland or Italy and held only $12 million of sovereign securities issued by Spain. We held an insignificant amount of foreign government or government agency fixed maturities that have a third party guarantee.

At March 31, 2012, 16% of our taxable fixed maturity portfolio was invested in mortgage-backed securities. About 95% of the mortgage-backed securities were rated Aaa. About half of the remaining 5% were below investment grade. Of the Aaa rated securities, 24% were residential mortgage-backed securities, consisting of government agency pass-through securities guaranteed by a government agency or a government sponsored enterprise (GSE), GSE collateralized mortgage obligations (CMOs) and other CMOs, all backed by single family home mortgages. The majority of our CMOs are actively traded in liquid markets. The other 76% of the Aaa rated securities were call protected, commercial mortgage-backed securities (CMBS). About 95% of our CMBS were senior securities with the highest level of subordination. The remainder of our CMBS were seasoned securities that were issued in 1998 or earlier.

The net unrealized appreciation before tax of our fixed maturities and equity securities carried at fair value was $2.8 billion at March 31, 2012 compared with net unrealized appreciation before tax of $2.7 billion at December 31, 2011. Such unrealized appreciation is reflected in accumulated other comprehensive income, net of applicable deferred income tax.

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

The methods and assumptions used to estimate the fair values of financial instruments are as follows:

Fair values for fixed maturities are determined by management, utilizing prices obtained from a third party, nationally recognized pricing service or, in the case of securities for which prices are not provided by a pricing service, from a third party broker. For fixed maturities that have quoted prices in active markets, market quotations are provided. For fixed maturities that do not trade on a daily basis, the pricing service and brokers provide fair value estimates using a variety of inputs including, but not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, reference data, prepayment rates and measures of volatility. Management reviews on an ongoing basis the reasonableness of the methodologies used by the relevant pricing service and brokers. In addition, management, using the prices received for the securities from the pricing service and brokers, determines the aggregate portfolio price performance and reviews it against applicable indices. If management believes that significant discrepancies exist, it will discuss these with the relevant pricing service or broker to resolve the discrepancies.

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

At March 31, 2012 and December 31, 2011, we held an insignificant amount of financial instruments in our investment portfolio for which a lack of market liquidity impacted our determination of fair value.

Change in Accounting Principle

Effective January 1, 2012, we adopted new guidance issued by the Financial Accounting Standards Board related to the accounting for costs associated with acquiring or renewing insurance contracts. The guidance identifies those costs relating to the successful acquisition of new or renewal insurance contracts that should be capitalized. The Corporation elected retrospective application of this guidance under which deferred policy acquisition costs and related deferred income tax liabilities were reduced as of the beginning of the earliest period presented in the financial statements, offset by a cumulative effect adjustment that reduced retained earnings. The adoption of this guidance decreased deferred policy acquisition costs by $420 million, decreased deferred income tax liabilities by $147 million and decreased shareholders’ equity by $273 million as of December 31, 2011. The effect of the adoption of the new guidance on net income for the three months ended March 31, 2012 and March 31, 2011 was not material. The change in accounting is discussed further in Note (2) of the Notes to Consolidated Financial Statements.

Item 4 — Controls and Procedures

As of March 31, 2012, an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) was performed under the supervision and with the participation of the Corporation’s management, including Chubb’s chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2012.

During the quarter ended March 31, 2012, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings

The information required with respect to Item 1 is included in Note (6) of the unaudited Consolidated Financial Statements, which information is incorporated by reference into this Item 1.

Item 1A — Risk Factors

The Corporation’s business is subject to a number of risks, including those identified in Item 1A of Chubb’s Annual Report on Form 10-K for the year ended December 31, 2011, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from fiscal period to fiscal period. The risks described in the Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could have a material effect on our business, results of operations, financial condition and/or liquidity.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes Chubb’s stock repurchased each month in the quarter ended March 31, 2012:

				Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
	Total Number	Average	as Part of	that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
	Purchased(a)	Per Share	Plans or Programs	Plans or Programs(b)
				(in millions)
Period
January 2012	1,109,407	$69.26	1,109,407	$1,187

February 2012	2,316,539	68.45	2,316,539	1,028

March 2012	965,100	67.47	965,100	963

Total	4,391,046	68.44	4,391,046

(a)	The stated amounts exclude 1,482 shares, 375 shares and 9,171 shares delivered to Chubb during the months of January 2012, February 2012 and March 2012, respectively, by employees of the Corporation to cover option exercise prices in connection with the Corporation’s stock-based compensation plans.

(b)	On December 9, 2010, the Board of Directors authorized the repurchase of up to 30,000,000 shares of Chubb’s common stock. No shares remain under this share repurchase authorization. On January 26, 2012, the Board of Directors authorized the repurchase of up to $1.2 billion of Chubb’s common stock. The authorization has no expiration date.

Item 6 — Exhibits

Exhibit Number		Description
	-	Material Contracts
10.1		Schedule of Salary Actions for Named Executive Officers incorporated by reference to Exhibit (10.1) of the registrant’s Current Report on Form 8-K filed on February 28, 2012.
10.2		Form of Performance Unit Award Agreement under The Chubb Corporation Long-Term Incentive Plan (2009) incorporated by reference to Exhibit (10.2) of the registrant’s Current Report on Form 8-K filed on February 28, 2012.
10.3		Amendment No. 3, dated as of February 23, 2012, to Employment Agreement, dated as of January 21, 2003, between The Chubb Corporation and John D. Finnegan incorporated by reference to Exhibit (10.3) of the registrant’s Current Report on Form 8-K filed on February 28, 2012.

	-	Rule 13a-14(a)/15d-14(a) Certifications
31.1		Certification by John D. Finnegan filed herewith.
31.2		Certification by Richard G. Spiro filed herewith.

	-	Section 1350 Certifications
32.1		Certification by John D. Finnegan filed herewith.
32.2		Certification by Richard G. Spiro filed herewith.

	-	Interactive Data File
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Chubb Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHUBB CORPORATION

(Registrant)

	By:	/s/ John J. Kennedy
John J. Kennedy
Senior Vice-President and Chief Accounting Officer

Date: May 7, 2012