Form 10-Q
period 2012-06-30
CHUBB CORP
filed 2012-08-08
CIK 20171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of common stock outstanding as of June 30, 2012 was 265,848,938.

THE CHUBB CORPORATION

INDEX

Page Number
Part I. Financial Information:

Item 1 - Financial Statements:

Consolidated Statements of Income for the Three Months and Six Months Ended June 30, 2012 and 2011	1

Consolidated Statements of Comprehensive Income for the Three Months and Six Months Ended June 30, 2012 and 2011	2

Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011	3

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011	4

Notes to Consolidated Financial Statements	5

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 4 - Controls and Procedures	48

Part II. Other Information:

Item 1 — Legal Proceedings	49

Item 1A — Risk Factors	49

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 6 — Exhibits	50

Signatures	50

EX-31.1

EX-31.2

EX-32.1

EX-32.2

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT

Part I. FINANCIAL INFORMATION

Item 1—Financial Statements

THE CHUBB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

PERIODS ENDED JUNE 30

(in millions)

	Second Quarter		Six Months
	2012	2011	2012	2011
		(As Adjusted)		(As Adjusted)
Revenues
Premiums Earned	$2,983	$2,913	$5,934	$5,767
Investment Income	390	416	791	820
Other Revenues	3	2	5	4
Realized Investment Gains (Losses), Net
Total Other-Than-Temporary Impairment Losses on Investments	(30)	(14)	(35)	(16)
Other-Than-Temporary Impairment Losses on Investments Recognized in Other Comprehensive Income	(1)	—	(2)	—
Other Realized Investment Gains, Net	78	83	140	245

Total Realized Investment Gains, Net	47	69	103	229

Total Revenues	3,423	3,400	6,833	6,820

Losses and Expenses
Losses and Loss Expenses	1,860	1,847	3,567	3,612
Amortization of Deferred Policy Acquisition Costs	607	583	1,183	1,123
Other Insurance Operating Costs and Expenses	351	337	717	679
Investment Expenses	10	12	21	23
Other Expenses	3	3	6	5
Corporate Expenses	65	72	133	147

Total Losses and Expenses	2,896	2,854	5,627	5,589

Income Before Federal and Foreign Income Tax	527	546	1,206	1,231
Federal and Foreign Income Tax	123	127	296	303

Net Income	$404	$419	$910	$928

Net Income Per Share

Basic	$1.49	$1.43	$3.33	$3.14
Diluted	1.48	1.42	3.31	3.12

Dividends Declared Per Share	.41	.39	.82	.78

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

PERIODS ENDED JUNE 30

(in millions)

	Second Quarter		Six Months
	2012	2011	2012	2011

Net Income	$404	$419	$910	$928

Other Comprehensive Income (Loss), Net of Tax
Change in Unrealized Appreciation of Investments	67	290	121	232
Change in Unrealized Other-Than-Temporary Impairment Losses on Investments	1	(1)	2	1
Foreign Currency Translation Gains (Losses)	(28)	24	(37)	85
Amortization of Net Actuarial Loss and Prior Service Cost Included in Net Postretirement Benefit Costs	14	11	28	22

	54	324	114	340

Comprehensive Income	$458	$743	$1,024	$1,268

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions)

	June 30, 2012	Dec. 31, 2011
		(As Adjusted)
Assets

Invested Assets
Short Term Investments	$2,012	$1,893
Fixed Maturities (cost $34,975 and $34,762)	37,513	37,184
Equity Securities (cost $1,261 and $1,264)	1,583	1,512
Other Invested Assets	2,059	2,180

TOTAL INVESTED ASSETS	43,167	42,769

Cash	61	58
Accrued Investment Income	440	440
Premiums Receivable	2,279	2,161
Reinsurance Recoverable on Unpaid Losses and Loss Expenses	1,669	1,739
Prepaid Reinsurance Premiums	337	320
Deferred Policy Acquisition Costs	1,227	1,210
Goodwill	467	467
Other Assets	1,363	1,281

TOTAL ASSETS	$51,010	$50,445

Liabilities

Unpaid Losses and Loss Expenses	$23,199	$23,068
Unearned Premiums	6,433	6,322
Long Term Debt	3,575	3,575
Dividend Payable to Shareholders	110	107
Deferred Income Tax	96	2
Accrued Expenses and Other Liabilities	2,036	2,070

TOTAL LIABILITIES	35,449	35,144

Contingent Liabilities (Note 6)

Shareholders’ Equity

Common Stock—$1 Par Value; 371,980,460 Shares	372	372
Paid-In Surplus	143	190
Retained Earnings	19,591	18,903
Accumulated Other Comprehensive Income	1,309	1,195
Treasury Stock, at Cost—106,131,522 and 99,519,509 Shares	(5,854)	(5,359)

TOTAL SHAREHOLDERS’ EQUITY	15,561	15,301

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$51,010	$50,445

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30

(in millions)

	2012	2011
Cash Flows from Operating Activities
Net Income	$910	$928
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Increase in Unpaid Losses and Loss Expenses, Net	279	402
Increase in Unearned Premiums, Net	115	147
Increase in Premiums Receivable	(118)	(129)
Change in Income Tax Payable or Recoverable	(100)	(174)
Amortization of Premiums and Discounts on Fixed Maturities	77	75
Depreciation	26	29
Realized Investment Gains, Net	(103)	(229)
Other, Net	(200)	(216)

Net Cash Provided by Operating Activities	886	833

Cash Flows from Investing Activities
Proceeds from Fixed Maturities
Sales	1,176	832
Maturities, Calls and Redemptions	1,946	1,445
Proceeds from Sales of Equity Securities	63	66
Purchases of Fixed Maturities	(3,477)	(2,629)
Purchases of Equity Securities	(70)	(61)
Investments in Other Invested Assets, Net	179	128
Decrease (Increase) in Short Term Investments, Net	(117)	221
Increase in Net Payable from Security Transactions Not Settled	221	200
Purchases of Property and Equipment, Net	(21)	(19)

Net Cash Provided by (Used in) Investing Activities	(100)	183

Cash Flows from Financing Activities
Increase (Decrease) in Funds Held Under Deposit Contracts	(6)	11
Proceeds from Issuance of Common Stock Under Stock-Based Employee Compensation Plans	60	56
Repurchase of Shares	(618)	(855)
Dividends Paid to Shareholders	(219)	(227)

Net Cash Used in Financing Activities	(783)	(1,015)

Net Increase in Cash	3	1

Cash at Beginning of Year	58	70

Cash at End of Period	$61	$71

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

The adoption of this guidance decreased deferred policy acquisition costs by $420 million, decreased deferred income tax liabilities by $147 million and decreased shareholders’ equity by $273 million as of December 31, 2011. The effect of the adoption of the new guidance on net income for the second quarter and six months ended June 30, 2012 and June 30, 2011 was not material. Amortization of deferred policy acquisition costs and other insurance operating costs and expenses for the second quarter and six months ended June 30, 2011 were retrospectively adjusted to conform to the change in accounting guidance.

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

3) Invested Assets

(a) The amortized cost and fair value of fixed maturities and equity securities were as follows:

	June 30, 2012
	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
	(in millions)
Fixed maturities
Tax exempt	$18,779	$1,509	$28	$20,260

Taxable
U.S. government and government agency and authority obligations	1,006	71	1	1,076
Corporate bonds	6,591	503	10	7,084
Foreign government and government agency obligations	6,276	385	1	6,660
Residential mortgage-backed securities	579	34	3	610
Commercial mortgage-backed securities	1,744	80	1	1,823

	16,196	1,073	16	17,253

Total fixed maturities	$34,975	$2,582	$44	$37,513

Equity securities	$1,261	$362	$40	$1,583

	December 31, 2011
	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
	(in millions)
Fixed maturities	$18,786	$1,462	$37	$20,211

Tax exempt
Taxable
U.S. government and government agency and authority obligations	813	57	2	868
Corporate bonds	6,049	440	24	6,465
Foreign government and government agency obligations	6,409	416	2	6,823
Residential mortgage-backed securities	821	41	7	855
Commercial mortgage-backed securities	1,884	79	1	1,962

	15,976	1,033	36	16,973

Total fixed maturities	$34,762	$2,495	$73	$37,184

Equity securities	$1,264	$319	$71	$1,512

At December 31, 2011, the gross unrealized depreciation of fixed maturities included $3 million of unrealized other-than-temporary impairment losses recognized in accumulated other comprehensive income.

The fair value and amortized cost of fixed maturities at June 30, 2012 by contractual maturity were as follows:

	Fair Value	Amortized Cost
	(in millions)
Due in one year or less	$2,353	$2,326
Due after one year through five years	12,565	11,919
Due after five years through ten years	12,380	11,210
Due after ten years	7,782	7,197

	35,080	32,652
Residential mortgage-backed securities	610	579
Commercial mortgage-backed securities	1,823	1,744

	$37,513	$34,975

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

(b) The components of unrealized appreciation or depreciation, including unrealized other-than-temporary impairment losses, of investments carried at fair value were as follows:

	June 30, 2012	December 31, 2011
	(in millions)
Fixed maturities
Gross unrealized appreciation	$2,582	$2,495
Gross unrealized depreciation	44	73

	2,538	2,422

Equity securities
Gross unrealized appreciation	362	319
Gross unrealized depreciation	40	71

	322	248

	2,860	2,670
Deferred income tax liability	1,001	934

	$1,859	$1,736

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

For fixed maturities, the split between the amount of other-than-temporary impairment losses that represents credit losses and the amount that relates to all other factors is principally based on assumptions regarding the amount and timing of projected cash flows. For fixed maturities other than mortgage-backed securities, cash flow estimates are based on assumptions regarding the probability of default and estimates regarding the timing and amount of recoveries associated with a default. For mortgage-backed securities, cash flow estimates are based on assumptions regarding future prepayment rates, default rates, loss severity and timing of recoveries. The Corporation has developed the estimates of projected cash flows using information based on historical market data, industry analyst reports and forecasts and other data relevant to the collectibility of a security.

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

The following table summarizes, for all investment securities in an unrealized loss position at June 30, 2012, the aggregate fair value and gross unrealized depreciation, including unrealized other-than-temporary impairment losses, by investment category and length of time that individual securities have continuously been in an unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
	(in millions)
Fixed maturities
Tax exempt	$302	$2	$141	$26	$443	$28

Taxable
U.S. government and government agency and authority obligations	75	—	19	1	94	1
Corporate bonds	335	4	68	6	403	10
Foreign government and government agency obligations	111	1	13	—	124	1
Residential mortgage-backed securities	6	—	35	3	41	3
Commercial mortgage-backed securities	69	1	1	—	70	1

	596	6	136	10	732	16

Total fixed maturities	898	8	277	36	1,175	44

Equity securities	202	29	41	11	243	40

	$1,100	$37	$318	$47	$1,418	$84

At June 30, 2012, approximately 300 individual fixed maturity and equity securities were in an unrealized loss position, of which approximately 270 were fixed maturities. The Corporation does not have the intent to sell and it is not more likely than not that the Corporation will be required to sell these fixed maturities before the securities recover to their amortized cost value. In addition, the Corporation believes that none of the declines in the fair values of these fixed maturities relate to credit losses. The Corporation has the intent and ability to hold the equity securities in an unrealized loss position for a period of time sufficient to allow for the recovery of cost. The Corporation believes that none of the declines in the fair value of these fixed maturities and equity securities were other than temporary at June 30, 2012.

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

The change in unrealized appreciation or depreciation of investments carried at fair value, including the change in unrealized other-than-temporary impairment losses, was as follows:

	Periods Ended June 30
	Second Quarter		Six Months
	2012	2011	2012	2011
	(in millions)
Change in unrealized appreciation of fixed maturities	$133	$430	$116	$253
Change in unrealized appreciation of equity securities	(28)	15	74	106

	105	445	190	359
Deferred income tax	37	156	67	126

	$68	$289	$123	$233

(c) Realized investment gains and losses were as follows:

	Periods Ended June 30
	Second Quarter		Six Months
	2012	2011	2012	2011
	(in millions)
Fixed maturities
Gross realized gains	$24	$10	$62	$23
Gross realized losses	(7)	(4)	(10)	(15)
Other-than-temporary impairment losses	(1)	—	(2)	—

	16	6	50	8

Equity securities
Gross realized gains	6	10	25	29
Gross realized losses	—	(1)	—	(1)
Other-than-temporary impairment losses	(30)	(14)	(35)	(16)

	(24)	(5)	(10)	12

Other invested assets	55	68	63	209

	$47	$69	$103	$229

(d) As of June 30, 2012 and December 31, 2011, fixed maturities still held by the Corporation for which a portion of their other-than-temporary impairment losses were recognized in other comprehensive income had cumulative credit-related losses of $20 million recognized in net income.

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

The methods and assumptions used to estimate the fair values of financial instruments are as follows:

(i)	The carrying value of short term investments approximates fair value due to the short maturities of these investments.

(ii)	Fair values for fixed maturities are determined by management, utilizing prices obtained from a third party, nationally recognized pricing service or, in the case of securities for which prices are not provided by a pricing service, from third party brokers. For fixed maturities that have quoted prices in active markets, market quotations are provided. For fixed maturities that do not trade on a daily basis, the pricing service and brokers provide fair value estimates using a variety of inputs including, but not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, reference data, prepayment rates and measures of volatility. Management reviews on an ongoing basis the reasonableness of the methodologies used by the relevant pricing service and brokers. In addition, management, using the prices received for the securities from the pricing service and brokers, determines the aggregate portfolio price performance and reviews it against applicable indices. If management believes that significant discrepancies exist, it will discuss these with the relevant pricing service or broker to resolve the discrepancies.

(iii)	Fair values of equity securities are based on quoted market prices.

(iv)	Fair values of long term debt issued by Chubb are determined by management, utilizing prices obtained from a third party, nationally recognized pricing service.

The carrying values and fair values of financial instruments were as follows:

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Assets
Invested assets
Short term investments	$2,012	$2,012	$1,893	$1,893
Fixed maturities	37,513	37,513	37,184	37,184
Equity securities	1,583	1,583	1,512	1,512

Liabilities
Long term debt	3,575	4,281	3,575	4,085

A pricing service provides fair value amounts for approximately 99% of the Corporation’s fixed maturities. The prices obtained from a pricing service and brokers generally are non-binding, but are reflective of current market transactions in the applicable financial instruments.

At June 30, 2012 and December 31, 2011, the Corporation held an insignificant amount of financial instruments in its investment portfolio for which a lack of market liquidity impacted the determination of fair value.

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

Level 3 — Inputs that are unobservable.

The fair value of financial instruments categorized based upon the lowest level of input that was significant to the fair value measurement was as follows:

	June 30, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Short term investments	$115	$1,897	$—	$2,012

Fixed maturities
Tax exempt	—	20,254	6	20,260

Taxable
U.S. government and government agency and authority obligations	—	1,076	—	1,076
Corporate bonds	—	6,935	149	7,084
Foreign government and government agency obligations	—	6,660	—	6,660
Residential mortgage-backed securities	—	600	10	610
Commercial mortgage-backed securities	—	1,823	—	1,823

	—	17,094	159	17,253

Total fixed maturities	—	37,348	165	37,513

Equity securities	1,575	—	8	1,583

	$1,690	$39,245	$173	$41,108

Liabilities
Long term debt	$—	$4,281	$—	$4,281

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Short term investments	$117	$1,776	$—	$1,893

Fixed maturities
Tax exempt	—	20,203	8	20,211

Taxable
U.S. government and government agency and authority obligations	—	868	—	868
Corporate bonds	—	6,313	152	6,465
Foreign government and government agency obligations	—	6,820	3	6,823
Residential mortgage-backed securities	—	845	10	855
Commercial mortgage-backed securities	—	1,962	—	1,962

	—	16,808	165	16,973

Total fixed maturities	—	37,011	173	37,184

Equity securities	1,504	—	8	1,512

	$1,621	$38,787	$181	$40,589

Liabilities
Long term debt	$—	$4,085	$—	$4,085

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

Revenues and income before income tax of each operating segment were as follows:

	Periods Ended June 30
	Second Quarter		Six Months
	2012	2011	2012	2011
	(in millions)
Revenues
Property and casualty insurance
Premiums earned
Personal insurance	$1,014	$980	$2,004	$1,937
Commercial insurance	1,305	1,234	2,591	2,443
Specialty insurance	664	697	1,336	1,384

Total insurance	2,983	2,911	5,931	5,764

Reinsurance assumed	—	2	3	3

	2,983	2,913	5,934	5,767

Investment income	381	405	772	796

Total property and casualty insurance	3,364	3,318	6,706	6,563

Corporate and other	12	13	24	28
Realized investment gains, net	47	69	103	229

Total revenues	$3,423	$3,400	$6,833	$6,820

Income (loss) before income tax
Property and casualty insurance
Underwriting
Personal insurance	$58	$3	$219	$84
Commercial insurance	18	(54)	69	(98)
Specialty insurance	65	144	131	279

Total insurance	141	93	419	265

Reinsurance assumed	8	10	19	15

	149	103	438	280

Increase in deferred policy acquisition costs	10	32	24	57

Underwriting income	159	135	462	337

Investment income	373	394	753	775

Other income	6	11	5	16

Total property and casualty insurance	538	540	1,220	1,128

Corporate and other loss	(58)	(63)	(117)	(126)
Realized investment gains, net	47	69	103	229

Total income before income tax	$527	$546	$1,206	$1,231

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

Individual actions and purported class actions arising out of the investigations into the payment of contingent commissions to brokers and agents have been filed in a number of federal and state courts. On August 1, 2005, Chubb and certain of its subsidiaries were named in a putative class action entitled In re Insurance Brokerage Antitrust Litigation in the U.S. District Court for the District of New Jersey (N.J. District Court). This action, brought against several brokers and insurers on behalf of a class of persons who purchased insurance through the broker defendants, asserts claims under the Sherman Act, state law and the Racketeer Influenced and Corrupt Organizations Act (RICO) arising from the alleged unlawful use of contingent commission agreements. On September 28, 2007, the N.J. District Court dismissed the second amended complaint filed by the plaintiffs in its entirety. In so doing, the N.J. District Court dismissed the plaintiffs’ Sherman Act and RICO claims with prejudice for failure to state a claim, and it dismissed the plaintiffs’ state law claims without prejudice because it declined to exercise supplemental jurisdiction over them. The plaintiffs appealed the dismissal of their second amended complaint to the U.S. Court of Appeals for the Third Circuit (Third Circuit). On August 13, 2010, the Third Circuit affirmed in part and vacated in part the N.J. District Court decision and remanded the case back to the N.J. District Court for further proceedings. As a result of the Third Circuit’s decision, the plaintiffs’ state law claims and certain of the plaintiffs’ Sherman Act and RICO claims were reinstated against the Corporation. The Corporation and the other defendants filed motions to dismiss the reinstated claims on October 1, 2010. Subsequently, several of the other defendants entered into settlement agreements with the plaintiffs. In light of these settlements and their impact on the litigation, the N.J. District Court on June 17, 2011 dismissed without prejudice the motions to dismiss filed by the Corporation and the other non-settling defendants. On October 21, 2011, the Corporation and the other non-settling defendants refiled their motions to dismiss and the plaintiffs filed their papers in opposition. On March 30, 2012, the N.J. District Court formally approved the settlements entered into by the settling defendants. On April 30, 2012, the non-settling parties were ordered to engage in settlement discussions and, as a result, on May 31, 2012, the N.J. District Court administratively terminated the non-settling defendants’ motions to dismiss. Nevertheless, to date, no further settlements have been reached. The non-settling defendants have again requested leave of the N.J. District Court to refile their motions to dismiss and discovery is on-going.

Chubb and certain of its subsidiaries also have been named as defendants in other putative class actions relating or similar to the In re Insurance Brokerage Antitrust Litigation that have been filed in various state courts or in U.S. district courts between 2005 and 2007. These actions were subsequently removed and ultimately transferred to the N.J. District Court for consolidation with the In re Insurance Brokerage Antitrust Litigation. These matters were previously stayed but that stay has been lifted. The parties currently are conducting discovery in these matters.

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

7) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Periods Ended June 30
	Second Quarter		Six Months
	2012	2011	2012	2011
	(in millions, except for per share amounts)
Basic earnings per share:
Net income	$404	$419	$910	$928

Weighted average shares outstanding	271.5	293.6	272.9	296.0

Basic earnings per share	$1.49	$1.43	$3.33	$3.14

Diluted earnings per share:
Net income	$404	$419	$910	$928

Weighted average shares outstanding	271.5	293.6	272.9	296.0
Additional shares from assumed issuance of shares under stock- based compensation awards	1.8	1.8	1.9	1.7

Weighted average shares and potential shares assumed outstanding for computing diluted earnings per share	273.3	295.4	274.8	297.7

Diluted earnings per share	$1.48	$1.42	$3.31	$3.12

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition of the Corporation as of June 30, 2012 compared with December 31, 2011 and the results of operations for the six months and three months ended June 30, 2012 and 2011. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes contained in this report and the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

Cautionary Statement Regarding Forward-Looking Information

Certain statements in this document are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 (PSLRA). These forward-looking statements are made pursuant to the safe harbor provisions of the PSLRA and include statements regarding our loss reserve and reinsurance recoverable estimates; the cost of our property reinsurance program in 2012; market conditions in 2012, including premium volume, rate trends, the pricing environment and competition; 2012 full year property and casualty investment income; the value of our limited partnership investments in the third quarter of 2012; the repurchase of common stock under our share repurchase program; our financial position, capital adequacy and funding of liquidity needs; and the impact of a downgrade in our credit or financial strength ratings. Forward-looking statements frequently can be identified by words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “predict,” “potential,” “continue,” or other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. These statements are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties, which include, among others, those discussed or identified from time to time in our public filings with the Securities and Exchange Commission and those associated with:

•	global political, economic and market conditions, particularly in the jurisdictions in which we operate and/or invest, including:

—	changes in credit ratings, interest rates, market credit spreads and the performance of the financial markets;

—	currency fluctuations;

—	the effects of inflation;

—	changes in domestic and foreign laws, regulations and taxes;

—	changes in competition and pricing environments;

—	regional or general changes in asset valuations;

—	the inability to reinsure certain risks economically; and

—	changes in the litigation environment;

•	the effects of the outbreak or escalation of war or hostilities;

•	the occurrence of terrorist attacks, including any nuclear, biological, chemical or radiological events;

•

premium pricing and profitability or growth estimates overall or by lines of business or geographic area, and related expectations with respect to the timing and terms of any required regulatory approvals;

•	adverse changes in loss cost trends;

•	our ability to retain existing business and attract new business at acceptable rates;

•	our expectations with respect to cash flow and investment income and with respect to other income;

•	the adequacy of our loss reserves, including:

—	our expectations relating to reinsurance recoverables;

—	the willingness of parties, including us, to settle disputes;

—	developments in judicial decisions or regulatory or legislative actions relating to coverage and liability, in particular, for asbestos, toxic waste and other mass tort claims;

—	development of new theories of liability;

—	our estimates relating to ultimate asbestos liabilities; and

—	the impact from the bankruptcy protection sought by various asbestos producers and other related businesses;

•	the availability and cost of reinsurance coverage;

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

•

Net income was $910 million in the first six months of 2012 and $404 million in the second quarter compared with $928 million and $419 million, respectively, in the same periods of 2011. Net income was lower in the first six months of 2012 compared to the same period of 2011 as higher operating income in the first six months of 2012 was more than offset by significantly lower net realized investment gains. Net income was also lower in the second quarter of 2012 compared with the same period of 2011 due to lower net realized investment gains. We define operating income as net income excluding realized investment gains and losses after tax.

•

Operating income was $843 million in the first six months of 2012 compared with $779 million in the same period of 2011. The higher operating income in the first six months of 2012 was due to higher underwriting income in our property and casualty business. Property and casualty investment income decreased modestly in the first six months of 2012 compared with the same period in 2011. Operating income was $374 million in the second quarter of both 2012 and 2011 as higher underwriting income in our property and casualty business in the second quarter of 2012 was offset by a decrease in property and casualty investment income. Management uses operating income, a non-GAAP financial measure, among other measures, to evaluate its performance because the realization of investment gains and losses in any period could be discretionary as to timing and can fluctuate significantly, which could distort the analysis of operating trends.

•

Underwriting results were profitable in the first six months and second quarter of 2012 and 2011, but more so in the 2012 periods. Our combined loss and expense ratio was 92.0% in the first six months of 2012 and 93.8% in the second quarter compared with 94.3% and 94.9% in the respective periods of 2011. The more profitable results in the 2012 periods were due to a lower impact from catastrophes, offset in part by a lower amount of favorable prior year loss development. The impact of catastrophes accounted for 4.2 percentage points of the combined ratio in the first six months of 2012 and 7.5 percentage points in the second quarter, compared with 10.4 and 11.3 percentage points, respectively, in the same periods of 2011.

•

During the first six months and second quarter of 2012, we estimate that we experienced overall favorable development of about $265 million and $165 million, respectively, on loss reserves established as of the previous year end. During the first six months and second quarter of 2011, we estimate that we experienced overall favorable development of about $425 million and $205 million, respectively. The overall favorable development in both years was due primarily to favorable loss experience in the commercial liability, professional liability and personal insurance classes.

•

Total net premiums written increased by 2% in the first six months of 2012 and 1% in the second quarter compared with the same periods in 2011, driven by growth in the United States. Net premiums written in the United States increased by 4% in the first six months of 2012 and 3% in the second quarter. The growth in net premiums written in the United States reflected continued positive pricing trends in the commercial market as well as in personal lines. Net premiums written outside the United States decreased by 2% in the first six months of 2012 and 3% in the second quarter in U.S. dollars but increased slightly in both periods when measured in local currencies.

•

Property and casualty investment income after tax decreased by 3% in the first six months of 2012 and 5% in the second quarter compared with the same periods in 2011, in what continued to be a low yield investment environment. Management uses property and casualty investment income after tax, a non-GAAP financial measure, to evaluate its investment results because it reflects the impact of any change in the proportion of the investment portfolio invested in tax exempt securities and is therefore more meaningful for analysis purposes than investment income before income tax.

•

Net realized investment gains before tax were $103 million ($67 million after tax) in the first six months of 2012 and $47 million ($30 million after tax) in the second quarter compared with $229 million ($149 million after tax) and $69 million ($45 million after tax) in the comparable periods of 2011. The net realized gains in the first six months of 2012 were primarily related to investments in limited partnerships, which generally are reported on a quarter lag, and sales of fixed maturity securities. The net realized gains in the first six months of 2011 and second quarters of 2012 and 2011 were primarily related to investments in limited partnerships.

A summary of our consolidated net income is as follows:

	Periods Ended June 30
	Six Months		Second Quarter
	2012	2011	2012	2011
	(in millions)

Property and casualty insurance	$1,220	$1,128	$538	$540
Corporate and other	(117)	(126)	(58)	(63)

Consolidated operating income before income tax	1,103	1,002	480	477
Federal and foreign income tax	260	223	106	103

Consolidated operating income	843	779	374	374
Realized investment gains after income tax	67	149	30	45

Consolidated net income	$910	$928	$404	$419

Property and Casualty Insurance

A summary of the results of operations of our property and casualty insurance business is as follows:

	Periods Ended June 30
	Six Months		Second Quarter
	2012	2011	2012	2011
	(in millions)

Underwriting
Net premiums written	$6,049	$5,914	$3,100	$3,055
Increase in unearned premiums	(115)	(147)	(117)	(142)

Premiums earned	5,934	5,767	2,983	2,913

Losses and loss expenses	3,567	3,612	1,860	1,847
Operating costs and expenses	1,913	1,859	966	955
Increase in deferred policy acquisition costs	(24)	(57)	(10)	(32)
Dividends to policyholders	16	16	8	8

Underwriting income	462	337	159	135

Investments
Investment income before expenses	772	796	381	405
Investment expenses	19	21	8	11

Investment income	753	775	373	394

Other income	5	16	6	11

Property and casualty income before tax	$1,220	$1,128	$538	$540

Property and casualty investment income after tax	$611	$628	$303	$318

Property and casualty income before tax was higher in the first six months of 2012 compared to the same period in 2011. The higher income in 2012 was due to an increase in underwriting income, attributable to a lower impact of catastrophes in 2012 offset in part by a lower amount of favorable prior year loss development. Property and casualty income before tax was similar in the second quarter of 2012 and 2011. The increase in underwriting income in the second quarter of 2012, attributable to a lower impact of catastrophes in 2012 offset in part by a lower amount of favorable prior year loss development, was offset primarily by a decrease in investment income.

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

Net Premiums Written

Net premiums written were $6.0 billion in the first six months of 2012 and $3.1 billion in the second quarter, compared with $5.9 billion and $3.1 billion, respectively, in the same periods of 2011. Net premiums written by business unit were as follows:

	Six Months Ended June 30		% Incr.	Quarter Ended June 30		% Incr.
	2012	2011	(Decr.)	2012	2011	(Decr.)
	(in millions)			(in millions)

Personal insurance	$2,049	$1,957	5%	$1,109	$1,063	4%
Commercial insurance	2,758	2,636	5	1,353	1,310	3
Specialty insurance	1,240	1,319	(6)	638	680	(6)

Total insurance	6,047	5,912	2	3,100	3,053	2
Reinsurance assumed	2	2	*	—	2	*

Total	$6,049	$5,914	2	$3,100	$3,055	1

*	The change in net premiums written is not presented since the business is in runoff.

Net premiums written increased by 2% in the first six months of 2012 and 1% in the second quarter compared with the same periods in 2011. Net premiums written in the United States, which represented 74% of our total net premiums written in the first six months of 2012, increased by 4% in the first six months of 2012 and 3% in the second quarter. Net premiums written outside the United States, expressed in U.S. dollars, decreased by 2% in the first six months of 2012 and 3% in the second quarter. The decrease in net premiums written outside the United States in the first six months and second quarter of 2012 was due to the negative impact of foreign currency translation, reflecting the impact of the stronger U.S. dollar relative to several currencies in which we wrote business in the first six months and second quarter of 2012 compared to the same periods in 2011. Net premiums written outside the United States grew slightly in the first six months and second quarter of 2012 when measured in local currencies.

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

Net premiums written in the United States grew in the first six months and second quarter of 2012 in our personal and commercial insurance segments. Net premiums written in the United States for our specialty insurance segment, including its predominant professional liability insurance business component, decreased in the first six months and second quarter of 2012 when compared with the same periods of 2011. Growth in our personal insurance business was attributable to new business, strong retention of existing business as well as higher rates and insured exposures upon renewal. While there was improvement during the first six months of 2012 in the commercial and professional liability insurance pricing environment, continuing a trend that began during 2011, the positive trend had a more significant impact on growth in our commercial insurance business.

Overall, average renewal rates in the first six months of 2012 in the United States were up in both our commercial and professional liability businesses in comparison to expiring rates. The rate of increase was higher in the second quarter of 2012 than in the first quarter of the year for both of these segments, but more so in our professional liability business. The amounts of coverage purchased or the insured exposures, both of which are bases upon which we calculate the premiums we charge, were generally near flat, although exposure amounts were up in select lines of business. We continued to retain a high percentage of our existing commercial and professional liability business, but renewal retention levels in the first six months and second quarter of 2012 were lower than those in the same periods of 2011, as we continued to seek renewal rate increases in most of the classes within these segments and as we took underwriting actions to improve portions of the business, particularly some of the professional liability classes. The overall level of new business in the United States in our commercial and professional liability businesses was also down in the first six months and second quarter of 2012, reflecting both the competitive market as well as our underwriting discipline.

Net premiums written outside the United States, excluding the impact of foreign currency translation, increased slightly in the first six months and second quarter of 2012. In both periods, the most significant growth occurred in the accident and health component of our personal insurance business. Commercial insurance and professional liability premiums outside the United States were both down modestly in the first six months and the second quarter of 2012. Average renewal rates in our commercial business written outside the United States were up slightly in the first six months and second quarter of 2012. Average renewal rates for professional liability insurance business written outside the United States were near flat in the first six months and second quarter of 2012 compared to the same periods last year. Retention levels and levels of new business outside the United States were generally lower than those in the same periods of 2011.

We expect our net written premiums for the full year 2012 will increase at a rate similar to the rate in the first half of the year, including a slight negative impact from foreign currency translation, assuming average foreign currency to U.S dollar exchange rates for the remainder of the year remain similar to June 30, 2012 levels. We expect that the positive pricing environment in most classes, particularly in the United States, will continue through the remainder of 2012, in a market that will remain competitive.

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

We renewed our primary traditional property catastrophe treaties and our commercial property per risk treaty in April 2012. While the overall changes in these coverages were modest, we increased our participation in the lower layers of coverage and purchased additional coverage in the higher layers. In March 2012, we also arranged for the purchase of reinsurance through the issuance of a catastrophe bond. This replaced a catastrophe bond arrangement that expired in March 2012 and extended the jurisdictions and perils subject to coverage. The supplemental catastrophe reinsurance that provides coverage for exposures in the northeastern United States was renewed in June 2012 on terms similar to the expiring coverage.

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

For the indicated catastrophic events in the northeastern United States, the combination of the North American catastrophe treaty, the supplemental catastrophe reinsurance and the $475 million catastrophe bond arrangement provides additional coverage of approximately 65% of losses (net of recoveries from other available reinsurance) between $1.65 billion and $3.65 billion.

For hurricane and severe thunderstorm events along the southern U.S. coastline, the $150 million catastrophe bond arrangement provides additional coverage of approximately 50% of homeowners-related hurricane and severe thunderstorm losses between $850 million and $1.15 billion.

For hurricane events in Florida, in addition to the coverage provided by the North American catastrophe treaty and the $150 million catastrophe bond arrangement discussed above, we have reinsurance from the Florida Hurricane Catastrophe Fund (FHCF), which is a state-mandated fund designed to reimburse insurers for a portion of their residential catastrophic hurricane losses. Our participation in this mandatory program limits our initial retention in Florida for homeowners-related losses to approximately $170 million and provides coverage of 90% of covered losses between approximately $170 million and $610 million.

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

Underwriting results were profitable in the first six months and second quarter of both 2012 and 2011, but more so in 2012. The combined loss and expense ratio for our overall property and casualty business was as follows:

	Periods Ended June 30
	Six Months		Second Quarter
	2012	2011	2012	2011

Loss ratio	60.3%	62.8%	62.5%	63.6%
Expense ratio	31.7	31.5	31.3	31.3

Combined ratio	92.0%	94.3%	93.8%	94.9%

The loss ratio was lower in the first six months and second quarter of 2012 compared with the same periods in 2011 due to a lower impact of catastrophes offset in part by a lower amount of favorable prior year loss development. The current accident year loss ratio excluding catastrophes was nearly the same in the first six months and second quarter of 2012 compared with the respective 2011 periods, with a higher loss ratio in specialty insurance and to a lesser extent in commercial insurance almost entirely offset by a lower loss ratio in personal insurance. The overall loss ratio excluding catastrophes in the first six months and second quarter of each year reflected favorable loss experience that we believe resulted from our disciplined underwriting in recent years as well as relatively moderate loss trends in several classes of business.

The impact of catastrophes in the first six months of 2012 was $247 million, which represented 4.2 percentage points of the combined ratio. This compares with an impact of catastrophes in the first six months of 2011 of $599 million, which represented 10.4 percentage points of the combined ratio. The impact of catastrophes in the second quarter of 2012 was $223 million, which represented 7.5 percentage points of the combined ratio. This compares with an impact of catastrophes in the second quarter of 2011 of $329 million, which represented 11.3 percentage points of the combined ratio. A significant portion of the catastrophe losses in the first six months of 2012 related to several severe hail and wind storms in the United States, primarily in the second quarter. A significant portion of the catastrophe losses in the first six months of 2011 related to tornadoes and other storms in the United States, primarily in the second quarter, and flooding in Australia and earthquakes in New Zealand and Japan in the first quarter.

The expense ratio was slightly higher in the first six months of 2012 compared with the same period of 2011, and was the same in the second quarter of 2012 and 2011.

Review of Underwriting Results by Business Unit

Personal Insurance

Net premiums written from personal insurance, which represented 34% of our premiums written in the first six months of 2012, increased by 5% in the first six months of 2012 and 4% in the second quarter compared with the same periods in 2011. Net premiums written for the classes of business within the personal insurance segment were as follows:

	Six Months Ended June 30			Quarter Ended June 30
	2012	2011	% Incr.	2012	2011	% Incr.
	(in millions)			(in millions)

Automobile	$349	$343	2%	$185	$181	2%
Homeowners	1,261	1,214	4	706	681	4
Other	439	400	10	218	201	8

Total personal	$2,049	$1,957	5	$1,109	$1,063	4

Overall growth in net premiums written in our personal insurance business in the first six months and second quarter of 2012 occurred primarily inside the United States. Growth in our personal insurance business was attributable to new business, strong retention of existing business as well as higher rates and insured exposures upon renewal. Personal automobile premiums increased in the first six months and second quarter of 2012 compared with the same periods in 2011, primarily in the United States, in what remained a highly competitive marketplace. Premiums for personal automobile business written outside the United States decreased slightly in the first six months and second quarter of 2012, due to the negative impact of foreign currency translation. Premiums in our homeowners business grew in the United States, reflecting increases in coverage on existing policies and higher renewal rates. Homeowners premiums outside the United States decreased slightly in the first six months and second quarter of 2012 compared to the same periods in 2011, due to the negative impact of foreign currency translation. Premiums from our other personal business, which includes accident and health, excess liability and yacht coverages, increased in the first six months and second quarter of 2012 compared with the same periods in 2011, with growth occurring both inside and outside the United States. Significant growth occurred in our accident and health business both inside and outside the United States and in our excess liability business in the United States. In recent years, an increasing portion of our accident and health business has been written outside the United States.

Our personal insurance business produced profitable underwriting results in the first six months and second quarter of 2012 and 2011, but more so in 2012. The combined loss and expense ratios for the classes of business within the personal insurance segment were as follows:

	Periods Ended June 30
	Six Months		Second Quarter
	2012	2011	2012	2011

Automobile	92.2%	92.4%	93.2%	92.0%
Homeowners	85.0	96.1	90.3	97.7
Other	94.8	95.4	92.6	98.6
Total personal	88.3	95.3	91.2	96.9

The more profitable results in the first six months and second quarter of 2012 compared with the same periods in 2011 were partly attributable to the lower impact of catastrophes. The impact of catastrophes represented 6.4 percentage points of the combined ratio of our personal insurance business in the first six months of 2012 and 11.5 percentage points in the second quarter compared with 11.2 and 14.5 percentage points, respectively, in the same periods of 2011. Personal insurance results in the first six months and second quarter of 2012 also benefited from a lower current accident year loss ratio excluding catastrophes, due to lower non-catastrophe weather-related losses, offset in part by a lower amount of favorable prior year loss development.

Our personal automobile business produced similarly profitable results in the first six months and second quarter of 2012 and 2011. Results in all periods benefited from moderate claim frequency and favorable prior year loss development.

Homeowners results were highly profitable in the first six months and second quarter of 2012 compared with profitable results in the same periods of 2011. The more profitable results in the 2012 periods were primarily due to a lower impact of catastrophes and a lower current accident year loss ratio excluding catastrophes, due in part to lower non-catastrophe weather-related losses. Catastrophe losses represented 10.0 and 18.0 percentage points of the combined ratio for this class in the first six months and second quarter of 2012, respectively, compared with 17.4 and 22.5 percentage points, respectively, in the same periods in 2011.

Other personal results were similarly profitable in the first six months of 2012 and 2011. Results in the second quarter of both years were also profitable, but more so in 2012. The more profitable results in the second quarter of 2012 were due to an improvement in results for the accident and health component of this business. Our accident and health business produced profitable results in the first six months and second quarter of 2012 compared with unprofitable results in the same periods of 2011. Results were unprofitable in the 2011 periods due, in part, to a greater number of large losses. Our personal excess liability business produced profitable results in the first six months and second quarter of both years, but less so in 2012, reflecting a lower amount of favorable prior year loss development. Our yacht business produced highly profitable results in the first six months of both years. Yacht results were also highly profitable in the second quarter of 2012 compared with profitable results in the same period of 2011.

Commercial Insurance

Net premiums written from commercial insurance, which represented 46% of our premiums written in the first six months of 2012, increased by 5% in the first six months of 2012 and 3% in the second quarter compared with the same periods a year ago. Net premiums written for the classes of business within the commercial insurance segment were as follows:

	Six Months Ended June 30		% Incr. (Decr.)	Quarter Ended June 30		% Incr. (Decr.)
	2012	2011		2012	2011
	(in millions)			(in millions)

Multiple peril	$553	$562	(2)%	$292	$295	(1)%
Casualty	870	855	2	420	419	—
Workers’ compensation	547	463	18	249	220	13
Property and marine	788	756	4	392	376	4

Total commercial	$2,758	$2,636	5	$1,353	$1,310	3

Growth in net premiums written in our commercial insurance business in the first six months and second quarter of 2012 was driven by an increase in business written in the United States. Net premiums written for commercial business outside the United States decreased in the first six months and second quarter of 2012 compared to the same periods of 2011 due in large part to the effect of foreign currency translation. Overall, premium growth reflected improved pricing as well as higher audit and endorsement premiums, in a market that offered limited attractive new business opportunities and continued to be highly competitive. The improvement in the overall rate environment, which began in 2011, continued in the first six months of 2012, particularly in the United States. Average renewal rates in the United States increased in the first six months of 2012 in all major classes of our commercial business. Average renewal rates outside the United States increased slightly in the first six months of 2012. Retention levels of our existing policyholders remained strong, but were down from those in the first six months of 2011, both inside and outside the United States. The decline in retention was due to both our effort to increase rates in several classes of business and our non-renewal of some property business in catastrophe exposed areas. In the first six months of 2012, the average renewal exposure change was flat, both inside and outside the United States. The amount of new business was down in the first six months of 2012 compared with the same period in 2011, both inside and outside the United States, as we continued to maintain our underwriting discipline in the competitive market. Despite the competitive conditions in the market, we expect that a positive rate environment will continue for the remainder of this year.

Our commercial insurance business produced profitable underwriting results in the first six months and second quarter of 2012 compared with modestly unprofitable results in the same periods of 2011. The combined loss and expense ratios for the classes of business within the commercial insurance segment were as follows:

	Periods Ended June 30
	Six Months		Second Quarter
	2012	2011	2012	2011

Multiple peril	97.0%	114.1%	100.9%	122.2%
Casualty	92.9	83.7	92.1	84.0
Workers’ compensation	95.4	91.8	95.8	93.9
Property and marine	97.8	119.1	102.0	113.2
Total commercial	95.4	101.6	97.5	102.5

The more profitable results in our commercial insurance business in the first six months and second quarter of 2012 compared with the same periods in 2011 were due primarily to the lower impact of catastrophes. The impact of catastrophes represented 4.6 percentage points of the combined ratio for our commercial insurance business in the first six months of 2012 and 8.2 percentage points in the second quarter compared with 15.7 and 15.2 percentage points, respectively, in the comparable periods in 2011. Results in all periods benefited from our disciplined risk selection and appropriate policy terms and conditions in recent years.

Multiple peril results were profitable in the first six months of 2012 and near breakeven in the second quarter compared with highly unprofitable results in the same periods of 2011. The improved results in the 2012 periods were due to a significant improvement in the property component of this business, primarily due to the lower impact of catastrophes in the 2012 periods. The impact of catastrophes in the multiple peril class was 9.2 percentage points of the combined ratio in the first six months of 2012 and 14.0 percentage points in the second quarter compared with 27.2 and 37.2 percentage points, respectively, in the same periods of 2011. The liability component of this business produced profitable results in the first six months and second quarter of both years.

Results for our casualty business were profitable in the first six months and second quarter of 2012 compared with highly profitable results in the same periods of 2011. The less profitable results in the 2012 periods were primarily due to deterioration in the results for the primary liability and automobile components of this business. Results for the primary liability component were unprofitable in the first six months and second quarter of 2012 compared with profitable results in the same periods of 2011, partly due to a higher volume of large reported losses, many of which related to prior accident years. The automobile component of the casualty business produced modestly unprofitable results in the first six months and second quarter of 2012 compared with highly profitable results in the same periods of 2011. The automobile results in the 2011 periods benefited from favorable prior year loss development. Results for the excess liability component were highly profitable in the first six months and second quarter of both 2012 and 2011, as results in all periods benefited from substantial favorable prior year loss development. Results for our casualty business were adversely affected by incurred losses related to asbestos and toxic waste claims in the first six months and second quarter of both years. Our analysis of these exposures resulted in increases in the estimate of our ultimate liabilities. Such losses represented 1.5 and 3.7 percentage points of the combined ratio for the casualty business in the first six months of 2012 and 2011, respectively, and 1.7 and 3.7 percentage points in the second quarter of 2012 and 2011, respectively.

Workers’ compensation results were profitable in the first six months and second quarter of both 2012 and 2011, but more so in the 2011 periods. The less profitable results in the first six months of 2012 were due partly to a lower amount of favorable prior year loss development and partly to a higher current accident year combined ratio compared to the first six months of 2011. Results in all periods benefited from our disciplined risk selection during the past several years.

Property and marine results were modestly profitable in the first six months of 2012 and modestly unprofitable in the second quarter compared with highly unprofitable results in the same periods of 2011. The improved results in the 2012 periods were primarily due to significantly lower catastrophe losses. Catastrophe losses represented 8.2 percentage points of the combined ratio for this class in the first six months of 2012 and 16.6 percentage points in the second quarter compared with 33.7 and 24.0 percentage points, respectively, in the same periods of 2011.

Specialty Insurance

Net premiums written from specialty insurance, which represented 20% of our premiums written in the first six months of 2012, decreased by 6% in both the first six months and second quarter of 2012 compared with the same periods in 2011. Net premiums written for the classes of business within the specialty insurance segment were as follows:

	Six Months Ended June 30		% Decr.	Quarter Ended June 30		% Decr.
	2012	2011		2011	2010
	(in millions)			(in millions)

Professional liability	$1,093	$1,146	(5)%	$555	$595	(7)%
Surety	147	173	(15)	83	85	(2)

Total specialty	$1,240	$1,319	(6)	$638	$680	(6)

Net premiums written in our professional liability business decreased in the first six months and second quarter of 2012 compared with the same periods of 2011. Net premiums written decreased both in the United States and outside the United States. Premium growth in this business remained constrained by the continuing effect of the economic downturn in recent years and our focus on profitability rather than premium volume in what remains a highly competitive marketplace. Nevertheless, there was improvement in the overall rate environment, particularly in the United States. We continued to pursue rate increases on our professional liability business renewals to address margin compression experienced in these classes of business in recent years. Average renewal rates for our professional liability business in the United States increased in the first six months and second quarter of 2012 compared with those in the same periods of 2011, with increases occurring in all major classes of this business, particularly directors and officers liability and employment practices liability insurance. Overall renewal rates outside the United States were close to flat in the first six months and second quarter of 2012. Retention levels and new business volume were lower in the first six months and second quarter of 2012 compared with those in the same periods of 2011, both inside and outside the United States, consistent with our desire to selectively reduce our exposure in some customer segments where current rate levels are not attractive.

Net premiums written in our surety business decreased significantly in the first six months of 2012 and decreased slightly in the second quarter compared with the same periods in 2011. The decrease in both periods occurred in our U.S. business. Current economic conditions have resulted in fewer contracts requiring a surety bond being awarded to our existing customers that operate in the construction industry. The timing of contract awards can also vary. As a result, premium growth in our surety business varies from period to period.

Our specialty insurance business produced profitable underwriting results in the first six months and second quarter of 2012 compared with highly profitable results in the same periods of 2011. The combined loss and expense ratios for the classes of business within the specialty insurance segment were as follows:

	Periods Ended June 30
	Six Months		Second Quarter
	2012	2011	2012	2011

Professional liability	98.2%	85.6%	97.9%	84.6%
Surety	49.1	47.5	42.8	44.5
Total specialty	92.5	81.2	91.4	80.0

Our professional liability business produced profitable results in the first six months and second quarter of 2012 compared with highly profitable results in the same periods of 2011. The less profitable results in the 2012 periods were due to a lower amount of favorable prior year loss development, particularly outside the United States, and to a higher current accident year combined ratio, compared to the comparable periods of 2011.

Results in the directors and officers liability class were profitable in the first six months and second quarter of 2012 compared with highly profitable results in the same periods of 2011. Results in the fidelity class were profitable in the first six months of 2012 and unprofitable in the second quarter compared with highly profitable results in the same periods of 2011. Results in the employment practices liability class were highly unprofitable in the first six months of 2012 compared with profitable results in the same period of 2011. Results for this class were also highly unprofitable in the second quarter of 2012 compared with slightly unprofitable results in the same period of 2011. Results in the 2012 periods reflect a higher current accident year combined ratio and unfavorable prior year loss development. Employment practices claims have been more numerous and protracted due to the effect of the economic downturn and higher unemployment levels in recent years. Results in the errors and omissions liability class were highly unprofitable and reflected unfavorable prior year loss development in the first six months and second quarter of both years. Results in the fiduciary liability class were highly profitable and reflected favorable prior year loss development in the first six months and second quarter of both 2012 and 2011.

Our surety business produced highly profitable results in the first six months and second quarter of both 2012 and 2011 due to favorable loss experience. Our surety business tends to be characterized by losses that are infrequent but have the potential to be highly severe.

Reinsurance Assumed

Net premiums written from our reinsurance assumed business, which is in runoff, were not significant in the first six months and second quarter of 2012 and 2011.

Reinsurance assumed results were profitable in the first six months and second quarter of 2012 and 2011. Results in all periods benefited from favorable prior year loss development.

Catastrophe Risk Management

Our property and casualty subsidiaries have exposure to losses caused by natural perils such as hurricanes and other windstorms, earthquakes, severe winter weather and brush fires as well as from man-made catastrophic events such as terrorism. The frequency and severity of catastrophes are inherently unpredictable.

The extent of losses from a catastrophe is a function of both the total amount of insured exposure in an area affected by the event and the severity of the event. We regularly assess our concentration of risk exposure in catastrophe exposed areas globally and have strategies and underwriting standards to manage this exposure through individual risk selection, subject to regulatory constraints, and through the purchase of catastrophe reinsurance coverage. We use catastrophe modeling and a risk concentration management tool to monitor and control our accumulations of potential losses in catastrophe exposed areas in the United States, such as California and the gulf and east coasts, as well as in catastrophe exposed areas in certain other countries. The information provided by the catastrophe modeling and the risk concentration management tool has resulted in our non-renewing some accounts and refraining from writing others.

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

Despite our efforts to manage our catastrophe exposure, the occurrence of one or more severe catastrophic events could have a material effect on the Corporation’s results of operations, financial condition or liquidity.

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

Incurred but not reported (IBNR) reserve estimates are generally calculated by first projecting the ultimate cost of all claims that have occurred and then subtracting reported losses and loss expenses. Reported losses include cumulative paid losses and loss expenses plus case reserves. The IBNR reserve includes a provision for claims that have occurred but have not yet been reported to us, some of which are not yet known to the insured, as well as a provision for future development on reported claims. A relatively large proportion of our net loss reserves, particularly for long tail liability classes, are reserves for IBNR losses. In fact, about 70% of our aggregate net loss reserves at June 30, 2012 were for IBNR losses.

Our gross case and incurred but not reported (IBNR) loss reserves and related reinsurance recoverable by class of business were as follows:

	Gross Loss Reserves			Reinsurance Recoverable	Net Loss Reserves
June 30, 2012	Case	IBNR	Total
	(in millions)

Personal insurance
Automobile	$266	$154	$420	$19	$401
Homeowners	378	426	804	10	794
Other	349	675	1,024	126	898

Total personal	993	1,255	2,248	155	2,093

Commercial insurance
Multiple peril	600	1,223	1,823	30	1,793
Casualty	1,427	5,304	6,731	351	6,380
Workers’ compensation	936	1,757	2,693	198	2,495
Property and marine	824	607	1,431	314	1,117

Total commercial	3,787	8,891	12,678	893	11,785

Specialty insurance
Professional liability	1,425	6,121	7,546	399	7,147
Surety	25	57	82	6	76

Total specialty	1,450	6,178	7,628	405	7,223

Total insurance	6,230	16,324	22,554	1,453	21,101

Reinsurance assumed	232	413	645	216	429

Total	$6,462	$16,737	$23,199	$1,669	$21,530

	Gross Loss Reserves			Reinsurance Recoverable	Net Loss Reserves
December 31, 2011	Case	IBNR	Total
	(in millions)

Personal insurance
Automobile	$269	$151	$420	$16	$404
Homeowners	431	349	780	11	769
Other	392	649	1,041	139	902

Total personal	1,092	1,149	2,241	166	2,075

Commercial insurance
Multiple peril	600	1,169	1,769	34	1,735
Casualty	1,388	5,229	6,617	343	6,274
Workers’ compensation	913	1,669	2,582	190	2,392
Property and marine	896	558	1,454	336	1,118

Total commercial	3,797	8,625	12,422	903	11,519

Specialty insurance
Professional liability	1,498	6,098	7,596	416	7,180
Surety	27	54	81	6	75

Total specialty	1,525	6,152	7,677	422	7,255

Total insurance	6,414	15,926	22,340	1,491	20,849

Reinsurance assumed	240	488	728	248	480

Total	$6,654	$16,414	$23,068	$1,739	$21,329

Loss reserves, net of reinsurance recoverable, increased by $201 million during the first six months of 2012. Loss reserves related to our insurance business increased by $252 million during the first six month of 2012, which included a decrease of approximately $78 million related to the effect of foreign currency translation due to the stronger U.S. dollar at June 30, 2012 compared to December 31, 2011. Loss reserves related to our reinsurance assumed business, which is in runoff, decreased by $51 million.

The decreases in our homeowners and property and marine gross case reserves during the first six months of 2012 were due largely to payments during the first six months of 2012 on catastrophe-related claims that were unpaid at December 31, 2011. The increase in IBNR reserves in our commercial insurance business occurred primarily in the workers’ compensation class, the multiple peril class and the casualty class, largely related to primary general liability coverage, reflecting premium growth as well as some margin compression experienced in these classes in recent periods. The decrease in our professional liability gross case reserves during the first six months of 2012 was due largely to the settlement of several large claims that were unpaid as of December 31, 2011.

In establishing the loss reserves of our property and casualty subsidiaries, we consider facts currently known and the present state of the law and coverage litigation. Based on all information currently available, we believe that the aggregate loss reserves at June 30, 2012 were adequate to cover claims for losses that had occurred as of that date, including both those known to us and those yet to be reported. However, as discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011, there are significant uncertainties inherent in the loss reserving process. It is therefore possible that management’s estimate of the ultimate liability for losses that had occurred as of June 30, 2012 may change, which could have a material effect on the Corporation’s results of operations and financial condition.

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

We estimate that we experienced overall favorable prior year development of about $265 million during the first six months of 2012 and $165 million in the second quarter compared with favorable prior year development of about $425 million and $205 million, respectively, in the comparable periods of 2011.

The favorable development in the first six months of 2012 was primarily in the commercial liability and professional liability classes due to continued favorable loss experience related mainly to accident years 2008 and prior, and in the personal insurance classes. The favorable development in the first six months of 2011 occurred primarily in the commercial liability and professional liability classes related mainly to accident years 2007 and prior and, to a lesser extent, in the personal insurance classes.

Investment Results

Property and casualty investment income before taxes decreased 3% in the first six months of 2012 and 5% in the second quarter compared with the same periods in 2011. The decrease was due to a modest decline in average yields on our investment portfolio and a decrease in our average invested assets. The average yield on the fixed maturity investment portfolio of the property and casualty subsidiaries decreased for the first six months of 2012 compared to the same period of 2011 due to the continuing impact of lower reinvestment yields compared to the yields on fixed maturity securities that matured, were redeemed by the issuer or were sold since the second quarter of 2011. The average invested assets of the property and casualty subsidiaries were lower during the first six months of 2012 compared with the same period of 2011 due to the substantial dividend distributions made by the property and casualty subsidiaries to Chubb during 2011 and the first quarter of 2012.

The effective tax rate on our investment income was 18.9% in the first six months of 2012 compared with 19.0% in the same period of 2011. The effective tax rate fluctuates as the proportion of tax exempt investment income relative to total investment income changes from period to period.

On an after-tax basis, property and casualty investment income decreased by 3% in the first six months of 2012 and decreased 5% in the second quarter compared with the same periods in 2011. The after-tax annualized yield on the investment portfolio that supports our property and casualty insurance business was 3.18% and 3.22% in the first six months of 2012 and 2011, respectively.

We expect that property and casualty investment income after taxes for the full year 2012 will decline modestly from the full year 2011 amount if both investment yields and average foreign currency to U.S. dollar exchange rates remain about the same as June 30, 2012 levels. This expected decline results, in large part, from the effect of investing funds from securities that matured or were redeemed in 2011 and 2012 in securities with yields lower than the yields of the maturing or redeemed securities, and the expectation that this pattern will continue during the remainder of 2012. To a lesser extent, the expected decline also reflects the lower amount of average invested assets estimated to be held during 2012, based on expectations of cash flows during the year.

Other Income and Charges

Other income and charges, which includes miscellaneous income and expenses of the property and casualty subsidiaries, was not significant in the first six months of 2012 and 2011.

Corporate and Other

Corporate and other comprises investment income earned on corporate invested assets, interest expense and other expenses not allocated to our operating subsidiaries and the results of our non-insurance subsidiaries.

Corporate and other produced a loss before taxes of $117 million in the first six months of 2012 compared to a loss of $126 million for the same period of 2011. The lower loss in the first six months of 2012 was primarily due to lower interest expense resulting from the repayment of $400 million of outstanding notes upon maturity in November 2011.

Realized Investment Gains and Losses

Net realized investment gains and losses were as follows:

	Periods Ended June 30
	Six Months		Second Quarter
	2012	2011	2012	2011
	(in millions)

Net realized gains
Fixed maturities	$52	$8	$17	$6
Equity securities	25	28	6	9
Other invested assets	63	209	55	68

	140	245	78	83

Other-than-temporary impairment losses
Fixed maturities	(2)	—	(1)	—
Equity securities	(35)	(16)	(30)	(14)

	(37)	(16)	(31)	(14)

Realized investment gains before tax	$103	$229	$47	$69

Realized investment gains after tax	$67	$149	$30	$45

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

The net realized gains of the limited partnerships reported in the first six months of 2012 primarily reflected the strong performance of the U.S. equity and high yield investment markets in the first quarter of 2012 partially offset by the negative performance of several non-U.S. equity markets, particularly in Asia, in the fourth quarter of 2011. The net realized gains of the limited partnerships reported in the first six months of 2011 reflected the strong performance of the U.S. equity and high yield investment markets in the first quarter of 2011 and the fourth quarter of 2010.

We have not received second quarter 2012 valuations from many of the limited partnerships. Based on the limited preliminary information we have received about the performance of some of the limited partnerships and the weak performance in the global equity markets in the second quarter of 2012, we may experience an overall decline in our equity in the net assets of these limited partnership investments which would be included in our third quarter 2012 results.

We regularly review the invested assets that have a fair value less than cost to determine if an other-than-temporary decline in value has occurred. We have a monitoring process overseen by a committee of investment and accounting professionals that is responsible for identifying those securities to be specifically evaluated for a potential other-than-temporary impairment.

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

Capital Resources

Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. At June 30, 2012, the Corporation had shareholders’ equity of $15.6 billion and total debt of $3.6 billion.

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

In December 2010, the Board of Directors authorized the repurchase of up to 30,000,000 shares of Chubb’s common stock. We repurchased shares under this authorization through January 2012, at which time all repurchases allowed under the authorization were completed. In January 2012, the Board of Directors authorized the repurchase of up to $1.2 billion of Chubb’s common stock. Under these authorizations, during the first six months of 2012, we repurchased 8,648,468 shares of Chubb’s common stock in open market transactions at a cost of $606 million. As of June 30, 2012, $658 million remained under the January 2012 share repurchase authorization. We expect to complete the repurchase of shares under this authorization by the end of January 2013, subject to market conditions.

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

Our underwriting and investment results generated substantial positive operating cash flows in the six months ended June 30, 2012 and 2011. The cash provided by the property and casualty subsidiaries’ operating activities was similar in the first six months of 2012 and 2011. The positive impact of modestly higher premium collections and lower tax payments was mostly offset by the impact of higher loss payments in the first six months of 2012 compared to the same period of 2011. During the first six months of 2012, the cash provided by the property and casualty subsidiaries’ operating activities exceeded the cash used for financing activities (primarily the payment of dividends to Chubb) by approximately $130 million. During the first six months of 2011, cash provided by operating activities of the property and casualty subsidiaries exceeded cash used for financing activities (primarily the payment of dividends) by approximately $140 million. In the first six months of 2012, dividends paid to Chubb by the property and casualty subsidiaries were $830 million compared to $800 million in the comparable period of 2011.

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

The $830 million of dividends paid by the property and casualty subsidiaries to Chubb during the first six months of 2012 were deemed to be extraordinary under applicable insurance regulations due to the limitation on the amount of dividends that may be paid within twelve consecutive months. Regulatory approval was required and obtained for the payment of these dividends. Whether any dividend payments during the remainder of 2012 require regulatory approval will depend on the amount and timing of such dividend payments by the subsidiaries to Chubb. As of June 30, 2012, the maximum aggregate dividend distribution that may be made by the subsidiaries to Chubb during the remainder of 2012 without prior regulatory approval was approximately $930 million.

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

Our objective is to achieve the appropriate mix of taxable and tax exempt securities in our portfolio to balance both investment and tax strategies. At June 30, 2012, 67% of our fixed maturity portfolio that supports our U.S. operations was invested in tax exempt securities. At June 30, 2012, about 80% of our tax exempt securities were rated Aa or better, with about 20% of our tax exempt securities rated Aaa. The average rating of our tax exempt securities was Aa. While about 30% of our tax exempt securities were insured, the effect of insurance on the average credit rating of these securities was insignificant. The insured tax exempt securities in our portfolio have been selected based on the quality of the underlying credit and not the value of the credit insurance enhancement.

At June 30, 2012, 6% of our taxable fixed maturity portfolio was invested in U.S. government and government agency and authority obligations other than mortgage-backed securities and had an average rating of Aa. About 65% of the U.S. government and government agency and authority obligations other than mortgage-backed securities were U.S. Treasury securities with an average rating of Aaa and the remainder were taxable bonds issued by states, municipalities and political subdivisions within the United States with an average rating of Aa.

At June 30, 2012, 41% of our taxable fixed maturity portfolio consisted of corporate bonds other than mortgage-backed securities, which were issued by a diverse group of U.S. and foreign issuers and had an average rating of A. About 60% of our corporate bonds other than mortgage-backed securities were issued by U.S. companies and about 40% were issued by foreign companies. Our foreign corporate bonds included $86 million, $43 million and $25 million issued by companies, including banks, in Italy, Ireland and Spain, respectively. We held no bonds issued by companies in Greece or Portugal.

At June 30, 2012, 39% of our taxable fixed maturity portfolio was invested in foreign government and government agency obligations, which had an average rating of Aa. The foreign government and government agency obligations consisted of high quality securities, primarily issued by national governments and, to a lesser extent, government agencies, regional governments and supranational organizations. The five largest issuers within this portfolio were Canada, the United Kingdom, Germany, Australia and Brazil, which collectively accounted for about 75% of our total foreign government and government agency obligations. Another 8% of our total foreign government and government agency obligations were issued by supranational organizations. We held no sovereign securities issued by Greece, Portugal, Ireland or Italy and held only $13 million of sovereign securities issued by Spain. We held an insignificant amount of foreign government or government agency fixed maturities that have a third party guarantee.

At June 30, 2012, 14% of our taxable fixed maturity portfolio was invested in mortgage-backed securities. About 95% of the mortgage-backed securities were rated Aaa. About half of the remaining 5% were below investment grade. Of the Aaa rated securities, 22% were residential mortgage-backed securities, consisting of government agency pass-through securities guaranteed by a government agency or a government sponsored enterprise (GSE), GSE collateralized mortgage obligations (CMOs) and other CMOs, all backed by single family home mortgages. The majority of our CMOs are actively traded in liquid markets. The other 78% of the Aaa rated securities were call protected, commercial mortgage-backed securities (CMBS). About 96% of our CMBS were senior securities with the highest level of subordination. The remainder of our CMBS were seasoned securities that were issued in 1998 or earlier.

The net unrealized appreciation before tax of our fixed maturities and equity securities carried at fair value was $2.9 billion at June 30, 2012 compared with net unrealized appreciation before tax of $2.7 billion at December 31, 2011. Such unrealized appreciation is reflected in accumulated other comprehensive income, net of applicable deferred income tax.

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

At June 30, 2012 and December 31, 2011, we held an insignificant amount of financial instruments in our investment portfolio for which a lack of market liquidity impacted our determination of fair value.

Change in Accounting Principle

Effective January 1, 2012, we adopted new guidance issued by the Financial Accounting Standards Board related to the accounting for costs associated with acquiring or renewing insurance contracts. The guidance identifies those costs relating to the successful acquisition of new or renewal insurance contracts that should be capitalized. The Corporation elected retrospective application of this guidance under which deferred policy acquisition costs and related deferred income tax liabilities were reduced as of the beginning of the earliest period presented in the financial statements, offset by a cumulative effect adjustment that reduced retained earnings. The adoption of this guidance decreased deferred policy acquisition costs by $420 million, decreased deferred income tax liabilities by $147 million and decreased shareholders’ equity by $273 million as of December 31, 2011. The effect of the adoption of the new guidance on net income for the six months ended June 30, 2012 and June 30, 2011 was not material. The change in accounting is discussed further in Note (2) of the Notes to Consolidated Financial Statements.

Item 4 — Controls and Procedures

As of June 30, 2012, an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) was performed under the supervision and with the participation of the Corporation’s management, including Chubb’s chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2012.

During the quarter ended June 30, 2012, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes Chubb’s stock repurchased each month in the quarter ended June 30, 2012:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a)
				(in millions)
Period
April 2012	132,030	$72.33	132,030	$953

May 2012	2,420,522	72.21	2,420,522	778

June 2012	1,704,870	70.76	1,704,870	658

Total	4,257,422	71.63	4,257,422

(a)	On January 26, 2012, the Board of Directors authorized the repurchase of up to $1.2 billion of Chubb’s common stock. The authorization has no expiration date.

Item 6—Exhibits

Exhibit Number		Description

	–	Rule 13a-14(a)/15d-14(a) Certifications

31.1		Certification by John D. Finnegan filed herewith.

31.2		Certification by Richard G. Spiro filed herewith.

	–	Section 1350 Certifications

32.1		Certification by John D. Finnegan filed herewith.

32.2		Certification by Richard G. Spiro filed herewith.

	–	Interactive Data File

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Chubb Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHUBB CORPORATION
(Registrant)

By:	/s/ John J. Kennedy
John J. Kennedy
Senior Vice-President and Chief Accounting Officer

Date: August 8, 2012