Form 10-Q
period 2012-09-30
CHUBB CORP
filed 2012-11-08
CIK 20171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of common stock outstanding as of September 30, 2012 was 261,944,304.

THE CHUBB CORPORATION

INDEX

Page Number

Part I. Financial Information:

Item 1 — Financial Statements:

Consolidated Statements of Income for the Three Months and Nine Months Ended September 30, 2012 and 2011	1

Consolidated Statements of Comprehensive Income for the Three Months and Nine Months Ended September 30, 2012 and 2011	2

Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011	3

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011	4

Notes to Consolidated Financial Statements	5

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 4 — Controls and Procedures	51

Part II. Other Information:

Item 1 — Legal Proceedings	52

Item 1A — Risk Factors	52

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 6 —Exhibits	53

Signatures	53

EX-10.1

EX-31.1

EX-31.2

EX-32.1

EX-32.2

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT

Part I. FINANCIAL INFORMATION

Item 1 — Financial Statements

THE CHUBB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

PERIODS ENDED SEPTEMBER 30

(in millions)

	Third Quarter		Nine Months
	2012	2011	2012	2011
		(As Adjusted)		(As Adjusted)
Revenues
Premiums Earned	$2,977	$2,932	$8,911	$8,699
Investment Income	383	415	1,174	1,235
Other Revenues	2	2	7	6
Realized Investment Gains (Losses), Net
Total Other-Than-Temporary Impairment Losses on Investments	(5)	(6)	(40)	(22)
Other-Than-Temporary Impairment Losses on Investments Recognized in Other Comprehensive Income	(2)	(1)	(4)	(1)
Other Realized Investment Gains, Net	7	78	147	323

Total Realized Investment Gains, Net	—	71	103	300

Total Revenues	3,362	3,420	10,195	10,240

Losses and Expenses
Losses and Loss Expenses	1,597	2,054	5,164	5,666
Amortization of Deferred Policy Acquisition Costs	620	602	1,803	1,725
Other Insurance Operating Costs and Expenses	341	315	1,058	994
Investment Expenses	9	8	30	31
Other Expenses	3	2	9	7
Corporate Expenses	65	73	198	220

Total Losses and Expenses	2,635	3,054	8,262	8,643

Income Before Federal and Foreign Income Tax	727	366	1,933	1,597
Federal and Foreign Income Tax	194	68	490	371

Net Income	$533	$298	$1,443	$1,226

Net Income Per Share

Basic	$1.99	$1.04	$5.32	$4.19
Diluted	1.98	1.04	5.29	4.16

Dividends Declared Per Share	.41	.39	1.23	1.17

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

PERIODS ENDED SEPTEMBER 30

(in millions)

	Third Quarter		Nine Months
	2012	2011	2012	2011
Net Income	$533	$298	$1,443	$1,226

Other Comprehensive Income (Loss), Net of Tax
Change in Unrealized Appreciation of Investments	229	131	350	363
Change in Unrealized Other-Than-Temporary Impairment Losses on Investments	—	1	2	2
Foreign Currency Translation Gains (Losses)	20	(29)	(17)	56
Amortization of Net Actuarial Loss and Prior Service Cost Included in Net Postretirement Benefit Costs	12	12	40	34

	261	115	375	455

Comprehensive Income	$794	$413	$1,818	$1,681

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions)

	Sept. 30, 2012	Dec. 31, 2011
		(As Adjusted)
Assets

Invested Assets
Short Term Investments	$2,284	$1,893
Fixed Maturities (cost $35,384 and $34,762)	38,217	37,184
Equity Securities (cost $1,234 and $1,264)	1,613	1,512
Other Invested Assets	1,949	2,180

TOTAL INVESTED ASSETS	44,063	42,769

Cash	53	58
Accrued Investment Income	445	440
Premiums Receivable	2,079	2,161
Reinsurance Recoverable on Unpaid Losses and Loss Expenses	1,690	1,739
Prepaid Reinsurance Premiums	338	320
Deferred Policy Acquisition Costs	1,218	1,210
Goodwill	467	467
Other Assets	1,288	1,281

TOTAL ASSETS	$51,641	$50,445

Liabilities

Unpaid Losses and Loss Expenses	$23,240	$23,068
Unearned Premiums	6,376	6,322
Long Term Debt	3,575	3,575
Dividend Payable to Shareholders	109	107
Deferred Income Tax	243	2
Accrued Expenses and Other Liabilities	2,124	2,070

TOTAL LIABILITIES	35,667	35,144

Contingent Liabilities (Note 6)

Shareholders’ Equity

Common Stock - $1 Par Value; 371,980,460 Shares	372	372
Paid-In Surplus	162	190
Retained Earnings	20,015	18,903
Accumulated Other Comprehensive Income	1,570	1,195
Treasury Stock, at Cost - 110,036,156 and 99,519,509 Shares	(6,145)	(5,359)

TOTAL SHAREHOLDERS’ EQUITY	15,974	15,301

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$51,641	$50,445

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30

(in millions)

	2012	2011
Cash Flows from Operating Activities
Net Income	$1,443	$1,226
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Increase in Unpaid Losses and Loss Expenses, Net	237	728
Increase in Unearned Premiums, Net	51	94
Decrease in Premiums Receivable	82	101
Change in Income Tax Payable or Recoverable	(1)	(193)
Amortization of Premiums and Discounts on Fixed Maturities	121	111
Depreciation	39	41
Realized Investment Gains, Net	(103)	(300)
Other, Net	(29)	(118)

Net Cash Provided by Operating Activities	1,840	1,690

Cash Flows from Investing Activities
Proceeds from Fixed Maturities
Sales	1,838	1,184
Maturities, Calls and Redemptions	2,985	2,450
Proceeds from Sales of Equity Securities	128	103
Purchases of Fixed Maturities	(5,505)	(3,660)
Purchases of Equity Securities	(88)	(67)
Investments in Other Invested Assets, Net	248	198
Increase in Short Term Investments, Net	(384)	(378)
Increase in Net Payable from Security Transactions Not Settled	136	91
Purchases of Property and Equipment, Net	(31)	(30)

Net Cash Used in Investing Activities	(673)	(109)

Cash Flows from Financing Activities
Increase (Decrease) in Funds Held Under Deposit Contracts	(8)	8
Proceeds from Issuance of Common Stock Under Stock-Based Employee Compensation Plans	68	63
Repurchase of Shares	(903)	(1,327)
Dividends Paid to Shareholders	(329)	(340)

Net Cash Used in Financing Activities	(1,172)	(1,596)

Net Decrease in Cash	(5)	(15)

Cash at Beginning of Year	58	70

Cash at End of Period	$53	$55

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

The adoption of this guidance decreased deferred policy acquisition costs by $420 million, decreased deferred income tax liabilities by $147 million and decreased shareholders’ equity by $273 million as of December 31, 2011. The effect of the adoption of the new guidance on net income for the third quarter and nine months ended September 30, 2012 and September 30, 2011 was not material. Amortization of deferred policy acquisition costs and other insurance operating costs and expenses for the third quarter and nine months ended September 30, 2011 were retrospectively adjusted to conform to the change in accounting guidance.

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

3) Invested Assets

(a) The amortized cost and fair value of fixed maturities and equity securities were as follows:

	September 30, 2012
	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
	(in millions)
Fixed maturities
Tax exempt	$18,548	$1,628	$19	$20,157

Taxable
U.S. government and government agency and authority obligations	985	72	1	1,056
Corporate bonds	7,153	613	2	7,764
Foreign government and government agency obligations	6,528	422	1	6,949
Residential mortgage-backed securities	491	38	2	527
Commercial mortgage-backed securities	1,679	86	1	1,764

	16,836	1,231	7	18,060

Total fixed maturities	$35,384	$2,859	$26	$38,217

Equity securities	$1,234	$413	$34	$1,613

	December 31, 2011
	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
	(in millions)
Fixed maturities
Tax exempt	$18,786	$1,462	$37	$20,211

Taxable
U.S. government and government agency and authority obligations	813	57	2	868
Corporate bonds	6,049	440	24	6,465
Foreign government and government agency obligations	6,409	416	2	6,823
Residential mortgage-backed securities	821	41	7	855
Commercial mortgage-backed securities	1,884	79	1	1,962

	15,976	1,033	36	16,973

Total fixed maturities	$34,762	$2,495	$73	$37,184

Equity securities	$1,264	$319	$71	$1,512

At December 31, 2011, the gross unrealized depreciation of fixed maturities included $3 million of unrealized other-than-temporary impairment losses recognized in accumulated other comprehensive income.

The fair value and amortized cost of fixed maturities at September 30, 2012 by contractual maturity were as follows:

	Fair Value	Amortized Cost
	(in millions)
Due in one year or less	$2,476	$2,447
Due after one year through five years	13,280	12,550
Due after five years through ten years	12,299	11,039
Due after ten years	7,871	7,178

	35,926	33,214
Residential mortgage-backed securities	527	491
Commercial mortgage-backed securities	1,764	1,679

	$38,217	$35,384

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

(b) The components of unrealized appreciation or depreciation, including unrealized other-than-temporary impairment losses, of investments carried at fair value were as follows:

	September 30,	December 31,
	2012	2011
	(in millions)
Fixed maturities
Gross unrealized appreciation	$2,859	$2,495
Gross unrealized depreciation	26	73

	2,833	2,422

Equity securities
Gross unrealized appreciation	413	319
Gross unrealized depreciation	34	71

	379	248

	3,212	2,670
Deferred income tax liability	1,124	934

	$2,088	$1,736

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

The following table summarizes, for all investment securities in an unrealized loss position at September 30, 2012, the aggregate fair value and gross unrealized depreciation, including unrealized other-than-temporary impairment losses, by investment category and length of time that individual securities have continuously been in an unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
	(in millions)
Fixed maturities
Tax exempt	$70	$1	$98	$18	$168	$19

Taxable
U.S. government and government agency and authority obligations.	28	—	37	1	65	1
Corporate bonds	170	1	49	1	219	2
Foreign government and government agency obligations	244	1	12	—	256	1
Residential mortgage-backed securities	—	—	21	2	21	2
Commercial mortgage-backed securities	34	1	1	—	35	1

	476	3	120	4	596	7

Total fixed maturities	546	4	218	22	764	26

Equity securities	180	19	53	15	233	34

	$726	$23	$271	$37	$997	$60

At September 30, 2012, approximately 180 individual fixed maturities and 30 individual equity securities were in an unrealized loss position. The Corporation does not have the intent to sell and it is not more likely than not that the Corporation will be required to sell these fixed maturities before the securities recover to their amortized cost value. In addition, the Corporation believes that none of the declines in the fair values of these fixed maturities relate to credit losses. The Corporation has the intent and ability to hold the equity securities in an unrealized loss position for a period of time sufficient to allow for the recovery of cost. The Corporation believes that none of the declines in the fair value of these fixed maturities and equity securities were other than temporary at September 30, 2012.

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

The change in unrealized appreciation or depreciation of investments carried at fair value, including the change in unrealized other-than-temporary impairment losses, was as follows:

	Periods Ended September 30
	Third Quarter		Nine Months
	2012	2011	2012	2011
	(in millions)
Change in unrealized appreciation of fixed maturities	$295	$478	$411	$731
Change in unrealized appreciation of equity securities	57	(276)	131	(170)

	352	202	542	561
Deferred income tax	123	70	190	196

	$229	$132	$352	$365

(c) Realized investment gains and losses were as follows:

	Periods Ended September 30
	Third Quarter		Nine Months
	2012	2011	2012	2011
	(in millions)
Fixed maturities
Gross realized gains	$35	$25	$97	$48
Gross realized losses	(8)	(10)	(18)	(25)
Other-than-temporary impairment losses	(2)	(1)	(4)	(1)

	25	14	75	22

Equity securities
Gross realized gains	25	16	50	45
Gross realized losses	—	—	—	(1)
Other-than-temporary impairment losses	(5)	(6)	(40)	(22)

	20	10	10	22

Other invested assets	(45)	47	18	256

	$—	$71	$103	$300

(d) As of September 30, 2012 and December 31, 2011, fixed maturities still held by the Corporation for which a portion of their other-than-temporary impairment losses were recognized in other comprehensive income had cumulative credit-related losses of $22 million and $20 million, respectively, recognized in net income.

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

The methods and assumptions used to estimate the fair values of financial instruments are as follows:

(i)	The carrying value of short term investments approximates fair value due to the short maturities of these investments.

(ii)	Fair values for fixed maturities are determined by management, utilizing prices obtained from a third party, nationally recognized pricing service or, in the case of securities for which prices are not provided by a pricing service, from third party brokers. For fixed maturities that have quoted prices in active markets, market quotations are provided. For fixed maturities that do not trade on a daily basis, the pricing service and brokers provide fair value estimates using a variety of inputs including, but not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, reference data, prepayment rates and measures of volatility. Management reviews on an ongoing basis the reasonableness of the methodologies used by the relevant pricing service and brokers. In addition, management, using the prices received for the securities from the pricing service and brokers, determines the aggregate portfolio price performance and reviews it against applicable indices. If management believes that significant discrepancies exist, it will discuss these with the relevant pricing service or broker to resolve the discrepancies.

(iii)	Fair values of equity securities are based on quoted market prices.

(iv)	Fair values of long term debt issued by Chubb are determined by management, utilizing prices obtained from a third party, nationally recognized pricing service.

The carrying values and fair values of financial instruments were as follows:

	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Assets
Invested assets
Short term investments	$2,284	$2,284	$1,893	$1,893
Fixed maturities	38,217	38,217	37,184	37,184
Equity securities	1,613	1,613	1,512	1,512

Liabilities
Long term debt	3,575	4,427	3,575	4,085

A pricing service provides fair value amounts for approximately 99% of the Corporation’s fixed maturities. The prices obtained from a pricing service and brokers generally are non-binding, but are reflective of current market transactions in the applicable financial instruments.

At September 30, 2012 and December 31, 2011, the Corporation held an insignificant amount of financial instruments in its investment portfolio for which a lack of market liquidity impacted the determination of fair value.

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

Level 3 — Inputs that are unobservable.

The fair value of financial instruments categorized based upon the lowest level of input that was significant to the fair value measurement was as follows:

	September 30, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Short term investments	$171	$2,113	$—	$2,284

Fixed maturities
Tax exempt	—	20,151	6	20,157

Taxable
U.S. government and government agency and authority obligations	—	1,056	—	1,056
Corporate bonds	—	7,616	148	7,764
Foreign government and government agency obligations	—	6,949	—	6,949
Residential mortgage-backed securities	—	517	10	527
Commercial mortgage-backed securities	—	1,764	—	1,764

	—	17,902	158	18,060

Total fixed maturities	—	38,053	164	38,217

Equity securities	1,605	—	8	1,613

	$1,776	$40,166	$172	$42,114

Liabilities
Long term debt	$—	$4,427	$—	$4,427

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Short term investments	$117	$1,776	$—	$1,893

Fixed maturities
Tax exempt	—	20,203	8	20,211

Taxable
U.S. government and government agency and authority obligations	—	868	—	868
Corporate bonds	—	6,313	152	6,465
Foreign government and government agency obligations	—	6,820	3	6,823
Residential mortgage-backed securities	—	845	10	855
Commercial mortgage-backed securities	—	1,962	—	1,962

	—	16,808	165	16,973

Total fixed maturities	—	37,011	173	37,184

Equity securities	1,504	—	8	1,512

	$1,621	$38,787	$181	$40,589

Liabilities
Long term debt	$—	$4,085	$—	$4,085

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
	(in millions)
Revenues
Property and casualty insurance
Premiums earned
Personal insurance	$1,009	$987	$3,013	$2,924
Commercial insurance	1,299	1,249	3,890	3,692
Specialty insurance	669	693	2,005	2,077

Total insurance	2,977	2,929	8,908	8,693

Reinsurance assumed	—	3	3	6

	2,977	2,932	8,911	8,699

Investment income	373	404	1,145	1,200

Total property and casualty insurance	3,350	3,336	10,056	9,899

Corporate and other	12	13	36	41
Realized investment gains, net	—	71	103	300

Total revenues	$3,362	$3,420	$10,195	$10,240

Income (loss) before income tax
Property and casualty insurance
Underwriting
Personal insurance	$155	$(168)	$374	$(84)
Commercial insurance	194	8	263	(90)
Specialty insurance	63	89	194	368

Total insurance	412	(71)	831	194

Reinsurance assumed	15	11	34	26

	427	(60)	865	220
Increase (decrease) in deferred policy acquisition costs	(9)	13	15	70

Underwriting income (loss)	418	(47)	880	290

Investment income	364	396	1,117	1,171

Other income	1	8	6	24

Total property and casualty insurance	783	357	2,003	1,485

Corporate and other loss	(56)	(62)	(173)	(188)
Realized investment gains, net	—	71	103	300

Total income before income tax	$727	$366	$1,933	$1,597

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

Individual actions and purported class actions arising out of the investigations into the payment of contingent commissions to brokers and agents have been filed in a number of federal and state courts. On August 1, 2005, Chubb and certain of its subsidiaries were named in a putative class action entitled In re Insurance Brokerage Antitrust Litigation in the U.S. District Court for the District of New Jersey (N.J. District Court). This action, brought against several brokers and insurers on behalf of a class of persons who purchased insurance through the broker defendants, asserts claims under the Sherman Act, state law and the Racketeer Influenced and Corrupt Organizations Act (RICO) arising from the alleged unlawful use of contingent commission agreements. On September 28, 2007, the N.J. District Court dismissed the second amended complaint filed by the plaintiffs in its entirety. In so doing, the N.J. District Court dismissed the plaintiffs’ Sherman Act and RICO claims with prejudice for failure to state a claim, and it dismissed the plaintiffs’ state law claims without prejudice because it declined to exercise supplemental jurisdiction over them. The plaintiffs appealed the dismissal of their second amended complaint to the U.S. Court of Appeals for the Third Circuit (Third Circuit). On August 13, 2010, the Third Circuit affirmed in part and vacated in part the N.J. District Court decision and remanded the case back to the N.J. District Court for further proceedings. As a result of the Third Circuit’s decision, the plaintiffs’ state law claims and certain of the plaintiffs’ Sherman Act and RICO claims were reinstated against the Corporation. The Corporation and the other defendants filed motions to dismiss the reinstated claims on October 1, 2010. Subsequently, several of the other defendants entered into settlement agreements with the plaintiffs. In light of these settlements and their impact on the litigation, the N.J. District Court on June 17, 2011 dismissed without prejudice the motions to dismiss filed by the Corporation and the other non-settling defendants. On October 21, 2011, the Corporation and the other non-settling defendants refiled their motions to dismiss and the plaintiffs filed their papers in opposition. On March 30, 2012, the N.J. District Court formally approved the settlements entered into by the settling defendants. On April 30, 2012, the non-settling parties were ordered to engage in settlement discussions and, as a result, on May 31, 2012, the N.J. District Court administratively terminated the non-settling defendants’ motions to dismiss. The non-settling defendants again requested leave of the N.J. District Court to refile their motions to dismiss, which was granted on September 25, 2012. The defendants are awaiting the scheduling of oral argument on their motions. Discovery in the case is on-going.

Chubb and certain of its subsidiaries also have been named as defendants in other putative class actions relating or similar to the In re Insurance Brokerage Antitrust Litigation that have been filed in various state courts or in U.S. district courts between 2005 and 2007. These actions were subsequently removed and ultimately transferred to the N.J. District Court for consolidation with the In re Insurance Brokerage Antitrust Litigation. These actions were previously stayed but that stay has been lifted. Chubb settled one of these actions, which was dismissed on August 14, 2012. The parties currently are conducting discovery in the remaining actions.

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

7) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Periods Ended September 30
	Third Quarter		Nine Months
	2012	2011	2012	2011
	(in millions, except for per share amounts)
Basic earnings per share:
Net income	$533	$298	$1,443	$1,226

Weighted average shares outstanding	267.3	285.7	271.0	292.6

Basic earnings per share	$1.99	$1.04	$5.32	$4.19

Diluted earnings per share:
Net income	$533	$298	$1,443	$1,226

Weighted average shares outstanding	267.3	285.7	271.0	292.6
Additional shares from assumed issuance of shares under stock-based compensation awards	1.9	2.1	1.9	1.8

Weighted average shares and potential shares assumed outstanding for computing diluted earnings per share	269.2	287.8	272.9	294.4

Diluted earnings per share	$1.98	$1.04	$5.29	$4.16

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition of the Corporation as of September 30, 2012 compared with December 31, 2011 and the results of operations for the nine months and three months ended September 30, 2012 and 2011. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes contained in this report and the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

•

Net income was $1.4 billion in the first nine months of 2012 and $533 million in the third quarter compared with $1.2 billion and $298 million, respectively, in the same periods of 2011. Net income was higher in the first nine months and third quarter of 2012 compared to the same periods of 2011 due to higher operating income in the 2012 periods that was offset in part by lower net realized investment gains. We define operating income as net income excluding realized investment gains and losses after tax.

•

Operating income was $1.4 billion in the first nine months of 2012 and $533 million in the third quarter compared with $1.0 billion and $252 million, respectively, in the same periods of 2011. The higher operating income in the first nine months and third quarter of 2012 was due to substantially higher underwriting income in our property and casualty business. Property and casualty investment income decreased in both periods. Management uses operating income, a non-GAAP financial measure, among other measures, to evaluate its performance because the realization of investment gains and losses in any period could be discretionary as to timing and can fluctuate significantly, which could distort the analysis of operating trends.

•

Underwriting results were highly profitable in the first nine months and third quarter of 2012 compared with modestly profitable results in the first nine months of 2011 and modestly unprofitable results in the third quarter of 2011. Our combined loss and expense ratio was 90.1% in the first nine months of 2012 and 86.3% in the third quarter compared with 97.1% and 102.6% in the respective periods of 2011. The more profitable results in the first nine months of 2012 were due to a lower impact of catastrophes, offset in part by a lower amount of favorable prior year loss development. The improved underwriting results in the third quarter of 2012 compared with the same period in 2011 were due to a significantly lower impact from catastrophes and, to a lesser extent, a lower current accident year loss ratio excluding catastrophes. The impact of catastrophes accounted for 3.0 percentage points of the combined ratio in the first nine months of 2012 and 0.6 of a percentage point in the third quarter, compared with 11.7 and 14.4 percentage points, respectively, in the same periods of 2011.

•

During the first nine months and third quarter of 2012, we estimate that we experienced overall favorable development of about $410 million and $145 million, respectively, on loss reserves established as of the previous year end. During the first nine months and third quarter of 2011, we estimate that we experienced overall favorable development of about $580 million and $155 million, respectively. The overall favorable development in the 2012 periods was due primarily to favorable loss experience in the commercial liability classes and, to a lesser extent, in the professional liability and personal insurance classes. The overall favorable development in the 2011 periods was due primarily to favorable loss experience in the commercial liability and professional liability classes and, to a lesser extent, in the personal insurance classes.

•

Total net premiums written increased by 2% in the first nine months of 2012 and 1% in the third quarter compared with the same periods in 2011, driven by growth in the United States. Net premiums written in the United States increased by 4% in both the first nine months and third quarter of 2012. The growth in net premiums written in the United States reflected continued price increases in the commercial market as well as in personal lines. Net premiums written outside the United States decreased by 3% in the first nine months of 2012 and 6% in the third quarter in U.S. dollars. When measured in local currencies, such premiums increased slightly in the first nine months of 2012 and were flat in the third quarter of 2012.

•

Property and casualty investment income after tax decreased by 4% in the first nine months of 2012 and 7% in the third quarter compared with the same periods in 2011, in what continued to be a low yield investment environment. Management uses property and casualty investment income after tax, a non-GAAP financial measure, to evaluate its investment results because it reflects the impact of any change in the proportion of tax exempt investment income to total investment income and is therefore more meaningful for analysis purposes than investment income before income tax.

•

Net realized investment gains before tax were $103 million ($67 million after tax) in the first nine months of 2012 compared with $300 million ($195 million after tax) in the comparable period of 2011. Net realized investment losses were negligible in the third quarter of 2012 compared with net realized investment gains of $71 million ($46 million after tax) in the same period of 2011. The net realized gains in the first nine months of 2012 were primarily related to sales of fixed maturity and equity securities. The net realized gains in the first nine months and the third quarter of 2011 were primarily related to investments in limited partnerships, which generally are reported on a quarter lag.

A summary of our consolidated net income is as follows:

	Periods Ended September 30
	Nine Months		Third Quarter
	2012	2011	2012	2011
	(in millions)

Property and casualty insurance	$2,003	$1,485	$783	$357
Corporate and other	(173)	(188)	(56)	(62)

Consolidated operating income before income tax	1,830	1,297	727	295
Federal and foreign income tax	454	266	194	43

Consolidated operating income	1,376	1,031	533	252
Realized investment gains after income tax	67	195	—	46

Consolidated net income	$1,443	$1,226	$533	$298

Property and Casualty Insurance

A summary of the results of operations of our property and casualty insurance business is as follows:

	Periods Ended September 30
	Nine Months		Third Quarter
	2012	2011	2012	2011
	(in millions)

Underwriting
Net premiums written	$8,962	$8,793	$2,913	$2,879
Decrease (increase) in unearned premiums	(51)	(94)	64	53

Premiums earned	8,911	8,699	2,977	2,932

Losses and loss expenses	5,164	5,666	1,597	2,054
Operating costs and expenses	2,859	2,790	946	931
Decrease (increase) in deferred policy acquisition costs	(15)	(70)	9	(13)
Dividends to policyholders	23	23	7	7

Underwriting income (loss)	880	290	418	(47)

Investments
Investment income before expenses	1,145	1,200	373	404
Investment expenses	28	29	9	8

Investment income	1,117	1,171	364	396

Other income	6	24	1	8

Property and casualty income before tax	$2,003	$1,485	$783	$357

Property and casualty investment income after tax	$908	$949	$297	$321

Property and casualty income before tax was substantially higher in the first nine months and third quarter of 2012 compared with the same periods in 2011. The higher income in the 2012 periods was due to an increase in underwriting income. The increase in underwriting income in the first nine months of 2012 compared with the same period in 2011 was attributable to a lower impact of catastrophes, offset in part by a lower amount of favorable prior year loss development. The increase in underwriting income in the third quarter of 2012 compared with the same period of 2011 was due to a significantly lower impact of catastrophes and, to a lesser extent, to a lower current accident year loss ratio excluding catastrophes. Investment income decreased in the first nine months and third quarter of 2012 compared with the same periods of 2011, primarily due to a decline in the average yield of our investment portfolio.

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

Net Premiums Written

Net premiums written were $9.0 billion in the first nine months of 2012 compared with $8.8 billion in the same period of 2011. Net premiums were $2.9 billion in the third quarter of both 2012 and 2011. Net premiums written by business unit were as follows:

	Nine Months Ended Sept. 30		% Incr. (Decr.)	Quarter Ended Sept. 30		% Incr. (Decr.)
	2012	2011		2012	2011
	(in millions)			(in millions)
Personal insurance	$3,111	$2,986	4%	$1,062	$1,029	3%
Commercial insurance	3,969	3,819	4	1,211	1,183	2
Specialty insurance	1,880	1,984	(5)	640	665	(4)

Total insurance	8,960	8,789	2	2,913	2,877	1
Reinsurance assumed	2	4	*	—	2	*

Total	$8,962	$8,793	2	$2,913	$2,879	1

*	The change in net premiums written is not presented since the business is in runoff.

Net premiums written increased by 2% in the first nine months of 2012 and 1% in the third quarter compared with the same periods in 2011. Net premiums written in the United States, which represented 74% of our total net premiums written in the first nine months of 2012, increased by 4% in the first nine months and third quarter of 2012. Net premiums written outside the United States, expressed in U.S. dollars, decreased by 3% in the first nine months of 2012 and 6% in the third quarter. The decrease in net premiums written outside the United States in the first nine months and third quarter of 2012 was due to the negative impact of foreign currency translation, reflecting the impact of the stronger U.S. dollar relative to several currencies in which we wrote business in the first nine months and third quarter of 2012 compared to the same periods in 2011. When measured in local currencies, net premiums written outside the United States grew slightly in the first nine months of 2012 and were flat in the third quarter compared with the same periods of 2011.

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

Net premiums written in the United States grew in the first nine months and third quarter of 2012 in our personal and commercial insurance segments. Net premiums written in the United States for our specialty insurance segment, including its predominant professional liability insurance business component, decreased in the first nine months and third quarter of 2012 when compared with the same periods of 2011. Growth in our personal insurance business was attributable to new business, strong retention of existing business as well as higher rates and insured exposures upon renewal. While there was improvement during the first nine months of 2012 in the commercial and professional liability insurance pricing environment, continuing a trend that began during 2011, the positive trend had a more significant impact on growth in our commercial insurance business.

Overall, average renewal rates in the first nine months of 2012 in the United States were up in both our commercial and professional liability businesses in comparison to expiring rates. The amounts of coverage purchased or the insured exposures, both of which are bases upon which we calculate the premiums we charge, were generally near flat, although exposure amounts were up in select lines of business. We continued to retain a high percentage of our existing commercial and professional liability business, but renewal retention levels in the first nine months and third quarter of 2012 were lower than those in the same periods of 2011, as we continued to seek renewal rate increases in most of the classes within these segments and take underwriting actions to improve portions of the business, particularly some of the professional liability classes. The overall level of new business in the United States in our commercial and professional liability businesses was also down in the first nine months of 2012, reflecting both the competitive market as well as our underwriting discipline. In the third quarter of 2012, the overall level of new business was up slightly in the United States in our commercial business, but slightly down for our professional liability business.

Net premiums written outside the United States decreased in the first nine months and third quarter of 2012. Personal insurance premiums outside the United States were up slightly in the first nine months of 2012 and down in the third quarter, reflecting the adverse impact of foreign currency translation. Commercial insurance and professional liability premiums outside the United States were both down in the first nine months and third quarter of 2012. Excluding the impact of foreign currency translation, net premiums written outside the United States increased slightly in the first nine months of 2012 and were flat in the third quarter compared with the same periods in 2011. Average renewal rates in our commercial and professional liability business written outside the United States were up slightly in the first nine months and third quarter of 2012. Retention levels for our commercial and professional liability business written outside the United States were slightly lower in the first nine months of 2012 and about flat in the third quarter compared to the same periods in 2011. Levels of new business outside the United States were generally lower for both our commercial and professional liability business in the 2012 periods than those in the same periods of 2011.

We expect our net written premiums for the full year 2012 will increase at a rate similar to the rate in the first nine months of the year, including a slight negative impact from foreign currency translation, assuming average foreign currency to U.S dollar exchange rates for the remainder of the year remain similar to September 30, 2012 levels. We expect that the positive pricing environment in most classes, particularly in the United States, will continue through the remainder of 2012, in a market that will remain competitive.

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

For hurricane events in Florida, in addition to the coverage provided by the North American catastrophe treaty and the $150 million catastrophe bond arrangement discussed above, we have reinsurance from the Florida Hurricane Catastrophe Fund (FHCF), which is a state-mandated fund designed to reimburse insurers for a portion of their residential catastrophic hurricane losses. Our participation in this mandatory program limits our initial retention in Florida for homeowners-related losses to approximately $165 million and provides coverage of 90% of covered losses between approximately $165 million and $595 million.

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

Underwriting results were highly profitable in the first nine months and third quarter of 2012. Underwriting results were modestly profitable in the first nine months of 2011 and modestly unprofitable in the third quarter of 2011. The combined loss and expense ratio for our overall property and casualty business was as follows:

	Periods Ended September 30
	Nine Months		Third Quarter
	2012	2011	2012	2011

Loss ratio	58.1%	65.3%	53.8%	70.2%
Expense ratio	32.0	31.8	32.5	32.4

Combined ratio	90.1%	97.1%	86.3%	102.6%

The loss ratio was lower in the first nine months of 2012 compared with the same period in 2011 due to a lower impact of catastrophes offset in part by a lower amount of favorable prior year loss development. The current accident year loss ratio excluding catastrophes was slightly lower in the first nine months of 2012 compared with the same period in 2011. The loss ratio was lower in the third quarter of 2012 compared with the same period in 2011 due to a significantly lower impact of catastrophes and, to a lesser extent, a lower current accident year loss ratio excluding catastrophes. In both 2012 periods, a slightly higher current accident year loss ratio in specialty insurance was more than offset by a lower current accident year loss ratio in commercial insurance and personal insurance compared with the 2011 periods. The overall loss ratio excluding catastrophes in the first nine months and third quarter of each year reflected favorable loss experience that we believe resulted from our disciplined underwriting in recent years as well as relatively moderate loss trends and the positive impact on earned premiums of recent rate increases in several classes of business.

The impact of catastrophes in the first nine months of 2012 was $264 million, which represented 3.0 percentage points of the combined ratio. This compares with an impact of catastrophes in the first nine months of 2011 of $1.0 billion, which represented 11.7 percentage points of the combined ratio. The impact of catastrophes in the third quarter of 2012 was $17 million, which represented 0.6 of a percentage point of the combined ratio. This compares with an impact of catastrophes in the third quarter of 2011 of $420 million, which represented 14.4 percentage points of the combined ratio. A significant portion of the catastrophe losses in the first nine months of 2012 related to several severe hail and wind storms in the United States, primarily in the second quarter. A significant portion of the catastrophe losses in the first nine months of 2011 related to flooding in Australia and earthquakes in New Zealand and Japan in the first quarter as well as tornadoes and other storms in the United States, primarily in the second and third quarters, including losses of $335 million in the third quarter related to Hurricane Irene.

The expense ratio was slightly higher in the first nine months and third quarter of 2012 compared with the same periods of 2011.

Review of Underwriting Results by Business Unit

Personal Insurance

Net premiums written from personal insurance, which represented 35% of our premiums written in the first nine months of 2012, increased by 4% in the first nine months of 2012 and 3% in the third quarter compared with the same periods in 2011. Net premiums written for the classes of business within the personal insurance segment were as follows:

	Nine Months Ended Sept. 30			Quarter Ended Sept. 30		% Incr. (Decr.)
	2012	2011	% Incr.	2012	2011
	(in millions)			(in millions)
Automobile	$519	$517	—%	$170	$174	(2)%
Homeowners	1,940	1,872	4	679	658	3
Other	652	597	9	213	197	8

Total personal	$3,111	$2,986	4	$1,062	$1,029	3

Growth in net premiums written in our personal insurance business in the first nine months and third quarter of 2012 occurred primarily inside the United States. Growth in our personal insurance business was attributable to new business, strong retention of existing business as well as higher rates and insured exposures upon renewal. Personal automobile premiums were flat in the first nine months of 2012 and decreased modestly in the third quarter compared with the same periods in 2011 due to the negative impact of foreign currency translation. In both periods, personal automobile premiums grew modestly in the United States in what remained a highly competitive marketplace. Premiums outside the United States, which represent about 40% of this business annually, decreased in both periods. The decrease in premiums for personal automobile business written outside the United States in the first nine months and third quarter of 2012 was due to the negative impact of foreign currency translation. Premiums in our homeowners business increased in the first nine months and third quarter of 2012 compared with the same periods in 2011. Premiums in our homeowners business grew in the United States in both the first nine months and third quarter of 2012, reflecting increases in coverage on existing policies and higher renewal rates. Homeowners premiums outside the United States decreased slightly in the first nine months of 2012 and were flat in the third quarter compared to the same periods in 2011, due to the negative impact of foreign currency translation. Premiums from our other personal business, which includes accident and health, excess liability and yacht coverages, increased in the first nine months and third quarter of 2012 compared with the same periods in 2011. Premiums grew in our other personal business in the first nine months of 2012 both inside and outside the United States. In the third quarter of 2012, premiums for this business grew inside the United States, but decreased slightly outside the United States due to the negative impact of foreign currency translation. Significant growth occurred in our accident and health business both inside and outside the United States and in our excess liability business in the United States. In recent years, an increasing portion of our accident and health business has been written outside the United States.

Our personal insurance business produced highly profitable underwriting results in the first nine months of 2012 compared with modestly unprofitable results in the same period of 2011. Underwriting results for our personal insurance business were highly profitable in the third quarter of 2012 compared with highly unprofitable results in the same period of 2011. The combined loss and expense ratios for the classes of business within the personal insurance segment were as follows:

	Periods Ended September 30
	Nine Months		Third Quarter
	2012	2011	2012	2011

Automobile	92.2%	94.8%	92.0%	99.3%
Homeowners	82.1	106.2	76.2	126.1
Other	95.1	96.1	95.5	97.6
Total personal	86.5	102.2	82.8	115.6

The more profitable results in the first nine months and third quarter of 2012 compared with the same periods in 2011 were primarily attributable to the lower impact of catastrophes. The impact of catastrophes represented 4.8 percentage points of the combined ratio of our personal insurance business in the first nine months of 2012 and 1.5 percentage points in the third quarter compared with 17.0 and 28.5 percentage points, respectively, in the same periods of 2011. Personal insurance results in the first nine months and third quarter of 2012 also benefited from a lower current accident year loss ratio excluding catastrophes, partly due to lower non-catastrophe weather-related losses. Results in the third quarter of 2012 also benefited from a higher amount of favorable prior year loss development compared to the same period of 2011.

Our personal automobile business produced profitable results in the first nine months of 2012 and 2011, but more so in 2012. Results were also profitable in the third quarter of 2012 compared with near breakeven results in the same period of 2011, which included higher catastrophe losses. Results in all periods benefited from moderate claim frequency and favorable prior year loss development.

Homeowners results were highly profitable in the first nine months of 2012 compared with unprofitable results in the same period of 2011. Homeowners results were also highly profitable in the third quarter of 2012 compared with highly unprofitable results in the same period of 2011. The improved results in the 2012 periods were primarily due to a lower impact of catastrophes and a lower current accident year loss ratio excluding catastrophes, due in part to lower non-catastrophe weather-related losses. Catastrophe losses represented 7.5 and 2.4 percentage points of the combined ratio for this class in the first nine months and third quarter of 2012, respectively, compared with 26.6 and 44.7 percentage points, respectively, in the same periods in 2011.

Other personal results were profitable in the first nine months and third quarter of 2012 and 2011. Our accident and health business produced near breakeven results in the first nine months and third quarter of 2012 compared with modestly unprofitable results in the same periods of 2011. Our personal excess liability business produced profitable results in the first nine months and third quarter of both years, but modestly less so in the first nine months of 2012, reflecting a lower amount of favorable prior year loss development. Our yacht business produced highly profitable results in the first nine months of both years. Yacht results were also highly profitable in the third quarter of 2012 compared with unprofitable results in the same period of 2011.

Commercial Insurance

Net premiums written from commercial insurance, which represented 44% of our premiums written in the first nine months of 2012, increased by 4% in the first nine months of 2012 and 2% in the third quarter compared with the same periods a year ago. Net premiums written for the classes of business within the commercial insurance segment were as follows:

	Nine Months Ended Sept. 30		% Incr. (Decr.)	Quarter Ended Sept. 30		% Incr. (Decr.)
	2012	2011		2012	2011
	(in millions)			(in millions)
Multiple peril	$840	$852	(1)%	$287	$290	(1)%
Casualty	1,248	1,247	—	378	392	(4)
Workers’ compensation	789	662	19	242	199	22
Property and marine	1,092	1,058	3	304	302	1

Total commercial	$3,969	$3,819	4	$1,211	$1,183	2

Growth in net premiums written in our commercial insurance business in the first nine months and third quarter of 2012 was driven by an increase in business written in the United States. Net premiums written for commercial business outside the United States decreased in the first nine months and third quarter of 2012 compared to the same periods of 2011 due in part to the effect of foreign currency translation. Overall, premium growth for our commercial insurance business reflected improved pricing as well as higher audit and endorsement premiums, in a market that continued to be highly competitive and offered limited attractive new business opportunities. The improvement in the overall rate environment, which began in 2011, continued in the first nine months of 2012, particularly in the United States. Improvement in the rate environment outside the United States has generally been slower and continues to lag the United States. Average renewal rates in the United States increased in the first nine months and third quarter of 2012 in all major classes of our commercial business. Average renewal rates outside the United States increased slightly in the first nine months and third quarter of 2012. Retention levels of our existing policyholders remained strong, but were down from those in the first nine months of 2011, both inside and outside the United States. The decline in retention was due to both our effort to increase rates in several classes of business and our non-renewal of some property business in catastrophe exposed areas. In the first nine months of 2012, the average renewal exposure change was close to flat, both inside and outside the United States. The amount of new business was down in the first nine months of 2012 compared with the same period in 2011, both inside and outside the United States, as we continued to maintain our underwriting discipline in the competitive market. In the third quarter of 2012, the level of new business was up slightly in the United States but was lower outside the United States. Despite the competitive conditions in the market, we expect that a positive rate environment will continue for the remainder of this year.

Our commercial insurance business produced profitable underwriting results in the first nine months of 2012 and highly profitable results in the third quarter compared with slightly unprofitable results in the same periods of 2011. The combined loss and expense ratios for the classes of business within the commercial insurance segment were as follows:

	Periods Ended September 30
	Nine Months		Third Quarter
	2012	2011	2012	2011

Multiple peril	90.4%	108.0%	77.2%	95.6%
Casualty	91.6	86.7	89.2	92.5
Workers’ compensation	95.2	92.5	94.9	94.4
Property and marine	94.3	119.0	87.9	119.8
Total commercial	92.6	101.4	87.2	101.1

The more profitable results in our commercial insurance business in the first nine months and third quarter of 2012 compared with the same periods in 2011 were mainly due to the lower impact of catastrophes and, to a lesser extent, improved current accident year results excluding catastrophes, offset in part by a lower amount of favorable prior year loss development. The impact of catastrophes represented 3.1 percentage points of the combined ratio for our commercial insurance business in the first nine months of 2012 and 0.2 of a percentage point in the third quarter compared with 14.2 and 11.2 percentage points, respectively, in the comparable periods in 2011. Results in all periods benefited from our disciplined risk selection and appropriate policy terms and conditions in recent years.

Multiple peril results were highly profitable in the first nine months of 2012 compared with unprofitable results in the same period of 2011. Results were also highly profitable in the third quarter of 2012 compared with profitable results in the same period of 2011. The improved results in the 2012 periods were due to a significant improvement in the property component of this business, primarily due to the lower impact of catastrophes and improved current accident year results excluding catastrophes in the 2012 periods, particularly in the third quarter. The impact of catastrophes in the multiple peril class was 4.9 percentage points of the combined ratio in the first nine months of 2012 compared with 21.6 percentage points in the same period of 2011. In the third quarter of 2012, catastrophes had a favorable impact of 3.5 percentage points on the combined ratio compared to an unfavorable impact of 10.3 percentage points in the same period of 2011. The liability component of this business produced profitable results in the first nine months and third quarter of both years, but more so in the 2011 periods. The less profitable results in the 2012 periods were due primarily to a higher current accident year loss ratio.

Results for our casualty business were profitable in the first nine months of 2012 and highly profitable in the same period of 2011. Results were profitable in the third quarter of both years. Results in the first nine months of 2012 were less profitable than the comparable period in 2011 due to deterioration in the results for the primary liability and automobile components of this business. Results in the third quarter of 2012 were more profitable than the comparable period in 2011 due to more profitable results in the excess liability component. Results for the primary liability component were unprofitable in the first nine months and third quarter of 2012 compared with profitable results in the same periods of 2011, partly due to a higher volume of large reported losses, many of which related to prior accident years. The automobile component of our casualty business produced slightly unprofitable results in the first nine months and third quarter of 2012 compared with highly profitable results in the same periods of 2011. The automobile results in the 2011 periods benefited from favorable prior year loss development. Results for the excess liability component were highly profitable in the first nine months and third quarter of both 2012 and 2011, but more so in the 2012 periods. Results in all periods benefited from substantial favorable prior year loss development. Results for our casualty business were adversely affected by incurred losses related to asbestos and toxic waste claims in the first nine months and third quarter of both years. Our analysis of these exposures resulted in increases in the estimate of our ultimate liabilities. Such losses represented 1.9 and 3.0 percentage points of the combined ratio for the casualty business in the first nine months of 2012 and 2011, respectively, and 2.7 and 1.7 percentage points in the third quarter of 2012 and 2011, respectively.

Workers’ compensation results were profitable in the first nine months of both 2012 and 2011, but more so in 2011 which benefited from a modest amount of favorable prior year loss development. Results were similarly profitable in the third quarter of both years. Results in all periods benefited from our disciplined risk selection during the past several years and results in the third quarter of 2012 reflected improved current accident year results, partly due to recent higher premium rate levels.

Property and marine results were profitable in the first nine months of 2012 and highly profitable in the third quarter compared with highly unprofitable results in the same periods of 2011. The improved results in the 2012 periods were primarily due to significantly lower catastrophe losses and reflected a lower current accident year combined ratio excluding catastrophes. Catastrophe losses represented 6.2 percentage points of the combined ratio for this class in the first nine months of 2012 and 2.2 percentage points in the third quarter compared with 32.9 and 31.3 percentage points, respectively, in the same periods of 2011.

Specialty Insurance

Net premiums written from specialty insurance, which represented 21% of our premiums written in the first nine months of 2012, decreased by 5% in the first nine months of 2012 and 4% in the third quarter compared with the same periods in 2011. Net premiums written for the classes of business within the specialty insurance segment were as follows:

	Nine Months Ended Sept. 30		% Decr.	Quarter Ended Sept. 30		% Incr.
	2012	2011		2012	2011	(Decr.)
	(in millions)			(in millions)

Professional liability	$1,660	$1,740	(5)%	$567	$594	(5)%
Surety	220	244	(10)	73	71	3

Total specialty	$1,880	$1,984	(5)	$640	$665	(4)

Net premiums written in our professional liability business decreased in the first nine months and third quarter of 2012 compared with the same periods of 2011. Net premiums written decreased both in the United States and outside the United States. Premium growth in this business remained constrained by the continuing effect of the economic downturn in recent years and our focus on profitability rather than premium volume in what remains a highly competitive marketplace. Nevertheless, there was improvement in the overall rate environment, particularly in the United States. We continued to pursue rate increases on our professional liability business renewals to address margin compression experienced in these classes of business in recent years. Average renewal rates for our professional liability business in the United States increased in the first nine months and third quarter of 2012 compared with those in the same periods of 2011, with increases occurring in all major classes of this business, particularly directors and officers liability and employment practices liability insurance. Overall renewal rates outside the United States were up slightly in the first nine months and third quarter of 2012 compared with the same periods in 2011. Retention levels and new business volume were lower in the first nine months and third quarter of 2012 compared with those in the same periods of 2011, both inside and outside the United States, consistent with our desire to selectively reduce our exposure in some customer segments where current rate levels are not attractive.

Net premiums written in our surety business decreased significantly in the first nine months of 2012 and increased modestly in the third quarter compared with the same periods in 2011. The decrease in the first nine months of 2012 occurred in our U.S. business. Current economic conditions have resulted in fewer contracts requiring a surety bond being awarded to our existing customers that operate in the construction industry. The timing of contract awards can also vary. As a result, premium growth in our surety business varies from period to period.

Our specialty insurance business produced profitable underwriting results in the first nine months and third quarter of 2012 compared with highly profitable results in the same periods of 2011. The combined loss and expense ratios for the classes of business within the specialty insurance segment were as follows:

	Periods Ended September 30
	Nine Months		Third Quarter
	2012	2011	2012	2011

Professional liability	97.7%	87.9%	97.0%	92.5%
Surety	51.4	49.9	55.8	55.5
Total specialty	92.3	83.6	91.9	88.3

Our professional liability business produced profitable results in the first nine months of 2012 compared with highly profitable results in the same period of 2011. Results were profitable in the third quarter of both years, but more so in 2011. The less profitable results in the 2012 periods were due to a higher current accident year combined ratio and to a lower amount of favorable prior year loss development, particularly outside the United States, compared to the comparable periods of 2011.

Results in the directors and officers liability class were highly profitable in the first nine months and third quarter of both years. Results in the fidelity class were modestly unprofitable in the first nine months of 2012 compared with profitable results in the same period of 2011. Results for this class were unprofitable in the third quarter of both years. Results in the employment practices liability class were highly unprofitable in the first nine months of 2012 compared with profitable results in the same period of 2011. Results for this class were highly unprofitable in the third quarter of 2012 compared with modestly unprofitable results in the same period of 2011. Results in the 2012 periods reflected a higher current accident year combined ratio and unfavorable prior year loss development. Employment practice liability claims have been more numerous and protracted due to the effect of the economic downturn and higher unemployment levels in recent years. Results in the errors and omissions liability class were highly unprofitable in the first nine months of both years. Results for this class were also highly unprofitable in the third quarter of 2012 compared to unprofitable results in the same period of 2011. Results in the first nine months of both years and the third quarter of 2012 reflected unfavorable prior year loss development. Results in the fiduciary liability class were highly profitable in the first nine months and third quarter of both 2012 and 2011, reflecting favorable prior year loss development.

Our surety business produced highly profitable results in the first nine months and third quarter of both 2012 and 2011 due to favorable loss experience. Our surety business tends to be characterized by losses that are infrequent but have the potential to be highly severe.

Reinsurance Assumed

Net premiums written from our reinsurance assumed business, which is in runoff, were not significant in the first nine months and third quarter of 2012 and 2011.

Reinsurance assumed results were profitable in the first nine months and third quarter of 2012 and 2011. Results in all periods benefited from favorable prior year loss development.

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

Incurred but not reported (IBNR) reserve estimates are generally calculated by first projecting the ultimate cost of all claims that have occurred and then subtracting reported losses and loss expenses. Reported losses include cumulative paid losses and loss expenses plus case reserves. The IBNR reserve includes a provision for claims that have occurred but have not yet been reported to us, some of which are not yet known to the insured, as well as a provision for future development on reported claims. A relatively large proportion of our net loss reserves, particularly for long tail liability classes, are reserves for IBNR losses. In fact, about 70% of our aggregate net loss reserves at September 30, 2012 were for IBNR losses.

Our gross case and incurred but not reported (IBNR) loss reserves and related reinsurance recoverable by class of business were as follows:

	Gross Loss Reserves			Reinsurance	Net Loss
September 30, 2012	Case	IBNR	Total	Recoverable	Reserves
	(in millions)

Personal insurance
Automobile	$277	$144	$421	$19	$402
Homeowners	387	363	750	10	740
Other	369	675	1,044	132	912

Total personal	1,033	1,182	2,215	161	2,054

Commercial insurance
Multiple peril	619	1,188	1,807	31	1,776
Casualty	1,414	5,372	6,786	363	6,423
Workers’ compensation	950	1,815	2,765	208	2,557
Property and marine	790	580	1,370	316	1,054

Total commercial	3,773	8,955	12,728	918	11,810

Specialty insurance
Professional liability	1,442	6,169	7,611	404	7,207
Surety	29	59	88	5	83

Total specialty	1,471	6,228	7,699	409	7,290

Total insurance	6,277	16,365	22,642	1,488	21,154

Reinsurance assumed	207	391	598	202	396

Total	$6,484	$16,756	$23,240	$1,690	$21,550

	Gross Loss Reserves			Reinsurance	Net Loss
December 31, 2011	Case	IBNR	Total	Recoverable	Reserves
	(in millions)

Personal insurance
Automobile	$269	$151	$420	$16	$404
Homeowners	431	349	780	11	769
Other	392	649	1,041	139	902

Total personal	1,092	1,149	2,241	166	2,075

Commercial insurance
Multiple peril	600	1,169	1,769	34	1,735
Casualty	1,388	5,229	6,617	343	6,274
Workers’ compensation	913	1,669	2,582	190	2,392
Property and marine	896	558	1,454	336	1,118

Total commercial	3,797	8,625	12,422	903	11,519

Specialty insurance
Professional liability	1,498	6,098	7,596	416	7,180
Surety	27	54	81	6	75

Total specialty	1,525	6,152	7,677	422	7,255

Total insurance	6,414	15,926	22,340	1,491	20,849

Reinsurance assumed	240	488	728	248	480

Total	$6,654	$16,414	$23,068	$1,739	$21,329

Loss reserves, net of reinsurance recoverable, increased by $221 million during the first nine months of 2012. Loss reserves related to our insurance business increased by $305 million during the first nine months of 2012, which included a decrease of approximately $16 million related to the effect of foreign currency translation due to the stronger U.S. dollar at September 30, 2012 compared to December 31, 2011. Loss reserves related to our reinsurance assumed business, which is in runoff, decreased by $84 million.

The decreases in our homeowners and property and marine gross case reserves during the first nine months of 2012 were due largely to payments during the first nine months of 2012 on catastrophe-related claims that were unpaid at December 31, 2011. The increase in gross IBNR reserves in our commercial insurance business occurred primarily in the workers’ compensation class and the casualty class, largely related to the primary liability component, reflecting premium growth as well as some margin compression. The decrease in our professional liability gross case reserves during the first nine months of 2012 was due largely to the settlement of several large claims that were unpaid as of December 31, 2011.

In establishing the loss reserves of our property and casualty subsidiaries, we consider facts currently known and the present state of the law and coverage litigation. Based on all information currently available, we believe that the aggregate loss reserves at September 30, 2012 were adequate to cover claims for losses that had occurred as of that date, including both those known to us and those yet to be reported. However, as discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011, there are significant uncertainties inherent in the loss reserving process. It is therefore possible that management’s estimate of the ultimate liability for losses that had occurred as of September 30, 2012 may change, which could have a material effect on the Corporation’s results of operations and financial condition.

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

We estimate that we experienced overall favorable prior year development of about $410 million during the first nine months of 2012 and $145 million in the third quarter compared with favorable prior year development of about $580 million and $155 million, respectively, in the comparable periods of 2011.

The favorable development in the first nine months of 2012 was primarily in the commercial liability classes, due to continued favorable loss experience related mainly to accident years 2008 and prior and, to a lesser extent, in the professional liability classes, also due to favorable loss experience related mainly to accident years 2008 and prior, and in the personal insurance classes. The favorable development in the first nine months of 2011 occurred primarily in the commercial liability and professional liability classes related mainly to accident years 2007 and prior and, to a lesser extent, in the personal insurance classes.

Investment Results

Property and casualty investment income before taxes decreased 5% in the first nine months of 2012 and 8% in the third quarter compared with the same periods in 2011. The decrease was due to a modest decline in average yields on our investment portfolio and, to a lesser extent, a decrease in our average invested assets. The average yield on the fixed maturity investment portfolio of the property and casualty subsidiaries decreased for the first nine months of 2012 compared to the same period of 2011 due to the continuing impact of lower reinvestment yields compared to the yields on fixed maturity securities that matured, were redeemed by the issuer or were sold since the third quarter of 2011. The average invested assets of the property and casualty subsidiaries were lower during the first nine months of 2012 compared with the same period of 2011 due to the substantial dividend distributions made by the property and casualty subsidiaries to Chubb during 2011 and 2012.

The effective tax rate on our investment income was 18.7% in the first nine months of 2012 compared with 19.0% in the same period of 2011. The effective tax rate fluctuates as the proportion of tax exempt investment income to total investment income changes from period to period.

On an after-tax basis, property and casualty investment income decreased by 4% in the first nine months of 2012 and decreased 7% in the third quarter compared with the same periods in 2011. The after-tax annualized yield on the investment portfolio that supports our property and casualty insurance business was 3.14% and 3.24% in the first nine months of 2012 and 2011, respectively.

We expect that property and casualty investment income after taxes for the full year 2012 will decline modestly from the full year 2011 amount if both investment yields and average foreign currency to U.S. dollar exchange rates remain about the same as September 30, 2012 levels. This expected decline results, in large part, from the effect of investing funds from securities that matured or were redeemed in 2011 and 2012 in securities with yields lower than the yields of the maturing or redeemed securities, and the expectation that this pattern will continue during the remainder of 2012. To a lesser extent, the expected decline also reflects the lower amount of average invested assets estimated to be held during 2012, based on expectations of cash flows for the full year.

Other Income and Charges

Other income and charges, which includes miscellaneous income and expenses of the property and casualty subsidiaries, was income of $6 million in the first nine months of 2012 compared to income of $24 million in the same period of 2011. The income primarily was from several small property and casualty insurance companies in which we have an interest.

Corporate and Other

Corporate and other comprises investment income earned on corporate invested assets, interest expense and other expenses not allocated to our operating subsidiaries and the results of our non-insurance subsidiaries.

Corporate and other produced a loss before taxes of $173 million in the first nine months of 2012 compared to a loss of $188 million for the same period of 2011. The lower loss in the first nine months of 2012 was primarily due to lower interest expense resulting from the repayment of $400 million of outstanding notes upon maturity in November 2011.

Realized Investment Gains and Losses

Net realized investment gains and losses were as follows:

	Periods Ended September 30
	Nine Months		Third Quarter
	2012	2011	2012	2011
	(in millions)

Net realized gains
Fixed maturities	$79	$23	$27	$15
Equity securities	50	44	25	16
Other invested assets	18	256	(45)	47

	147	323	7	78

Other-than-temporary impairment losses
Fixed maturities	(4)	(1)	(2)	(1)
Equity securities	(40)	(22)	(5)	(6)

	(44)	(23)	(7)	(7)

Realized investment gains before tax	$103	$300	$—	$71

Realized investment gains after tax	$67	$195	$—	$46

The net realized gains of our other invested assets represent primarily the aggregate of realized gain distributions to us from the limited partnerships in which we have an interest and changes in our equity in the net assets of those partnerships based on valuations provided to us by the manager of each partnership. Due to the timing of our receipt of valuation data from the investment managers, the value of these investments and any related realized gains or losses are generally reported on a one quarter lag.

The net realized gains of the limited partnerships reported in the first nine months of 2012 primarily reflected the strong performance of the U.S. equity and high yield investment markets in the first quarter of 2012 partially offset by the negative performance of several non-U.S. equity markets, particularly in Asia, in the fourth quarter of 2011 and the global equity markets in the second quarter of 2012. The net realized gains of the limited partnerships reported in the first nine months of 2011 reflected the strong performance of the U.S. equity and high yield investment markets in the fourth quarter of 2010 and the first quarter of 2011.

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

Capital Resources

Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. At September 30, 2012, the Corporation had shareholders’ equity of $16.0 billion and total debt of $3.6 billion.

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

In December 2010, the Board of Directors authorized the repurchase of up to 30,000,000 shares of Chubb’s common stock. We repurchased shares under this authorization through January 2012, at which time all repurchases allowed under the authorization were completed. In January 2012, the Board of Directors authorized the repurchase of up to $1.2 billion of Chubb’s common stock. Under these authorizations, during the first nine months of 2012, we repurchased 12,724,740 shares of Chubb’s common stock in open market transactions at a cost of $907 million. As of September 30, 2012, $357 million remained under the January 2012 share repurchase authorization. Additional information related to the share repurchase authorization is included in the Subsequent Event section.

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

The Corporation’s liquidity requirements in the past have generally been met by funds from operations and we expect that in the future funds from operations will continue to be sufficient to meet such requirements. Liquidity requirements could also be met by funds received upon the maturity or sale of marketable securities in our investment portfolio. The Corporation also has the ability to borrow under its $500 million credit facility and we believe we could issue debt or equity securities.

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

Our underwriting and investment results generated substantial positive operating cash flows in the nine months ended September 30, 2012 and 2011. In the first nine months of 2012, the cash provided by the property and casualty subsidiaries’ operating activities increased approximately $100 million compared to the same period of 2011. The positive impact of modestly higher premium collections was partially offset by the impact of a lower amount of investment income received in the first nine months of 2012 compared to the same period of 2011. During the first nine months of 2012, the cash provided by the operating activities of the property and casualty subsidiaries exceeded the cash used for financing activities (primarily the payment of dividends to Chubb) by approximately $700 million. During the first nine months of 2011, the cash used for financing activities (primarily the payment of dividends to Chubb) of the property and casualty subsidiaries exceeded the cash provided by operating activities by approximately $340 million. In the first nine months of 2012, dividends paid to Chubb by the property and casualty subsidiaries were $1.2 billion compared to $2.1 billion in the comparable period of 2011.

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

During the first nine months of 2012, the property and casualty subsidiaries paid aggregate dividends of $1.2 billion to Chubb. These dividends included $830 million of dividends paid during the first six months of 2012 that were deemed to be extraordinary under applicable insurance regulations due to the limitation on the amount of dividends that may be paid within twelve consecutive months. Regulatory approval was required and obtained for the payment of these dividends. Whether any dividend payments during the remainder of 2012 require regulatory approval will depend on the amount and timing of such dividend payments by the subsidiaries to Chubb. As of September 30, 2012, the maximum aggregate dividend distribution that may be made by the subsidiaries to Chubb during the remainder of 2012 without prior regulatory approval was approximately $600 million.

On September 24, 2012, Chubb entered into a revolving credit agreement with a syndicate of banks that provides for up to $500 million of unsecured borrowings. The revolving credit facility is available for general corporate purposes. The agreement has a maturity date of September 24, 2017. Various interest rate options are available to Chubb, all of which are based on market interest rates. The agreement contains customary restrictive covenants, including a covenant to maintain a minimum adjusted consolidated shareholders’ equity. Chubb is permitted to request an increase in the credit available under the agreement, no more than two times per year, up to a maximum facility amount of $750 million. Chubb is permitted to request on two occasions, at any time during the remaining term of the agreement, an extension of the maturity date for an additional one year period. There have been no borrowings under this agreement. On the maturity date of the agreement, any borrowings then outstanding become payable. A previous five-year $500 million revolving credit agreement that would have expired on October 19, 2012 was terminated as of September 24, 2012 in connection with the new revolving credit agreement.

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

Our objective is to achieve the appropriate mix of taxable and tax exempt securities in our portfolio to balance both investment and tax strategies. At September 30, 2012, 66% of our fixed maturity portfolio that supports our U.S. operations was invested in tax exempt securities. At September 30, 2012, about 80% of our tax exempt securities were rated Aa or better, with about 20% of our tax exempt securities rated Aaa. The average rating of our tax exempt securities was Aa. While about 30% of our tax exempt securities were insured, the effect of insurance on the average credit rating of these securities was insignificant. The insured tax exempt securities in our portfolio have been selected based on the quality of the underlying credit and not the value of the credit insurance enhancement.

At September 30, 2012, 6% of our taxable fixed maturity portfolio was invested in U.S. government and government agency and authority obligations other than mortgage-backed securities and had an average rating of Aa. About 60% of the U.S. government and government agency and authority obligations other than mortgage-backed securities were U.S. Treasury securities with an average rating of Aaa and the remainder were taxable bonds issued by states, municipalities and political subdivisions within the United States with an average rating of Aa.

At September 30, 2012, 43% of our taxable fixed maturity portfolio consisted of corporate bonds other than mortgage-backed securities, which were issued by a diverse group of U.S. and foreign issuers and had an average rating of A. About 60% of our corporate bonds other than mortgage-backed securities were issued by U.S. companies and about 40% were issued by foreign companies. Our foreign corporate bonds included $53 million, $27 million and $18 million issued by companies, including banks, in Italy, Ireland and Spain, respectively. We held no bonds issued by companies in Greece or Portugal.

At September 30, 2012, 38% of our taxable fixed maturity portfolio was invested in foreign government and government agency obligations, which had an average rating of Aa. The foreign government and government agency obligations consisted of high quality securities, primarily issued by national governments and, to a lesser extent, government agencies, regional governments and supranational organizations. The five largest issuers within this portfolio were Canada, Germany, the United Kingdom, Australia and Brazil, which collectively accounted for about 75% of our total foreign government and government agency obligations. Another 7% of our total foreign government and government agency obligations were issued by supranational organizations. We held no sovereign securities issued by Greece, Portugal, Ireland or Italy and held only $12 million of sovereign securities issued by Spain. We held an insignificant amount of foreign government or government agency fixed maturities that have a third party guarantee.

At September 30, 2012, 13% of our taxable fixed maturity portfolio was invested in mortgage-backed securities. About 95% of the mortgage-backed securities were rated Aaa. About half of the remaining 5% were below investment grade. Of the Aaa rated securities, 20% were residential mortgage-backed securities, consisting of government agency pass-through securities guaranteed by a government agency or a government sponsored enterprise (GSE), GSE collateralized mortgage obligations (CMOs) and other CMOs, all backed by single family home mortgages. The majority of our CMOs are actively traded in liquid markets. The other 80% of the Aaa rated securities were call protected, commercial mortgage-backed securities (CMBS). About 96% of our CMBS were senior securities with the highest level of subordination. The remainder of our CMBS were seasoned securities that were issued in 1998 or earlier.

The net unrealized appreciation before tax of our fixed maturities and equity securities carried at fair value was $3.2 billion at September 30, 2012 compared with net unrealized appreciation before tax of $2.7 billion at December 31, 2011. Such unrealized appreciation is reflected in accumulated other comprehensive income, net of applicable deferred income tax.

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

At September 30, 2012 and December 31, 2011, we held an insignificant amount of financial instruments in our investment portfolio for which a lack of market liquidity impacted our determination of fair value.

Change in Accounting Principle

Effective January 1, 2012, we adopted new guidance issued by the Financial Accounting Standards Board related to the accounting for costs associated with acquiring or renewing insurance contracts. The guidance identifies those costs relating to the successful acquisition of new or renewal insurance contracts that should be capitalized. The Corporation elected retrospective application of this guidance under which deferred policy acquisition costs and related deferred income tax liabilities were reduced as of the beginning of the earliest period presented in the financial statements, offset by a cumulative effect adjustment that reduced retained earnings. The adoption of this guidance decreased deferred policy acquisition costs by $420 million, decreased deferred income tax liabilities by $147 million and decreased shareholders’ equity by $273 million as of December 31, 2011. The effect of the adoption of the new guidance on net income for the nine months ended September 30, 2012 and September 30, 2011 was not material. The change in accounting is discussed further in Note (2) of the Notes to Consolidated Financial Statements.

Subsequent Event

In late October 2012, Hurricane/Tropical Storm Sandy impacted several states in the eastern portion of the United States. Given its recent occurrence and the limited information currently available, we cannot estimate at this time the amount of losses from this event. Conditions in some areas affected by the storm could delay the notification and assessment of potential claims, which could impact the length of time that it may take to determine our losses related to this event. Since we currently are not able to provide an estimate of our losses related to Sandy, we have temporarily ceased repurchasing shares of our common stock pursuant to our existing share repurchase program to ensure compliance with applicable securities trading laws. As a result, it is possible that we may not complete the repurchase of all of the shares under our current share repurchase authorization by the end of January 2013, as previously contemplated.

Item 4 — Controls and Procedures

As of September 30, 2012, an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) was performed under the supervision and with the participation of the Corporation’s management, including Chubb’s chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2012.

During the quarter ended September 30, 2012, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes Chubb’s stock repurchased each month in the quarter ended September 30, 2012:

	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
				(in millions)
Period
July 2012	659,536	$70.18	659,536	$612

August 2012	1,431,821	72.84	1,431,821	507

September 2012	1,984,915	75.69	1,984,915	357

Total	4,076,272	73.80	4,076,272

(a)	The stated amounts exclude 832 shares delivered to Chubb during the month of September 2012 by employees of the Corporation to cover option exercise prices in connection with the Corporation’s stock-based compensation plans.

(b)	On January 26, 2012, the Board of Directors authorized the repurchase of up to $1.2 billion of Chubb’s common stock. The authorization has no expiration date.

Item 6 — Exhibits

Exhibit Number		Description
	-	Material Contracts
10.1		Five Year Revolving Credit Agreement dated as of September 24, 2012 filed herewith.

	-	Rule 13a-14(a)/15d-14(a) Certifications
31.1		Certification by John D. Finnegan filed herewith.
31.2		Certification by Richard G. Spiro filed herewith.

	-	Section 1350 Certifications
32.1		Certification by John D. Finnegan filed herewith.
32.2		Certification by Richard G. Spiro filed herewith.

	-	Interactive Data File
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Chubb Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHUBB CORPORATION

(Registrant)

	By:	/s/ John J. Kennedy
John J. Kennedy
Senior Vice-President and Chief Accounting
Officer

Date: November 8, 2012