Form 10-K
period 2012-12-31
CHUBB CORP
filed 2013-02-28
CIK 20171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

Commission File No. 1-8661

The Chubb Corporation

(Exact name of registrant as specified in its charter)

New Jersey	13-2595722
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
15 Mountain View Road
Warren, New Jersey	07059
(Address of principal executive offices)	(Zip Code)

(908) 903-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, par value $1 per share	New York Stock Exchange
Series B Participating Cumulative	New York Stock Exchange
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

Large accelerated filer [✓]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes [    ]   No [✓]

The aggregate market value of common stock held by non-affiliates of the registrant was 19,297,403,749 as of June 30, 2012, computed on the basis of the closing sale price of the common stock on that date.

260,975,310

Number of shares of common stock outstanding as of February 8, 2013

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

EX-10.32

EX-10.37

EX-12.1

EX-21.1

EX-23.1

EX-31.1

EX-31.2

EX-32.1

EX-32.2

EX-101	Instance Document

EX-101	Schema Document

EX-101	Calculation Linkbase Document

EX-101	Labels Linkbase Document

EX-101	Presentation Linkbase Document

EX-101	Definition Linkbase Document

PART I.

Item 1.	Business

General

The Chubb Corporation (Chubb) was incorporated as a business corporation under the laws of the State of New Jersey in June 1967. In this document, Chubb and its subsidiaries are referred to collectively as the Corporation. Chubb is a holding company for several, separately organized, property and casualty insurance companies referred to informally as the Chubb Group of Insurance Companies (the P&C Group). Since 1882, insurance companies or predecessor companies included in the P&C Group have provided property and casualty insurance to businesses and individuals around the world. According to A.M. Best, the U.S. companies of the P&C Group constitute the 12th largest U.S. property and casualty insurance group based on 2011 net written premiums.

At December 31, 2012, the Corporation had total assets of $52.2 billion and shareholders’ equity of $15.8 billion. Revenues, income before income tax and assets for each operating segment for the three years ended December 31, 2012 are included in Note (14) of the Notes to Consolidated Financial Statements. The Corporation employed approximately 10,200 persons worldwide on December 31, 2012.

Chubb’s principal executive offices are located at 15 Mountain View Road, Warren, New Jersey 07059, and the telephone number is (908) 903-2000.

The Corporation’s Internet address is www.chubb.com. Chubb’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, if any, filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 are available free of charge on this website as soon as reasonably practicable after they have been electronically filed with or furnished to the Securities and Exchange Commission. Chubb’s Corporate Governance Guidelines, charters of the independent committees of its Board of Directors, Restated Certificate of Incorporation, By-Laws, Code of Business Conduct and Code of Ethics for CEO and Senior Financial Officers are also available on the Corporation’s website or by writing to Chubb’s Corporate Secretary.

Property and Casualty Insurance

The P&C Group consists of subsidiaries domiciled both in and outside the United States. Federal Insurance Company (Federal) is the largest insurance subsidiary in the P&C Group and is the direct parent company of most of Chubb’s other insurance subsidiaries. Chubb & Son, a division of Federal (Chubb & Son), is the manager of several U.S. subsidiaries in the P&C Group. Chubb & Son also provides certain services to other insurance companies included in the P&C Group. Acting subject to the supervision and control of the respective boards of directors of the insurance companies included in the P&C Group, Chubb & Son provides day to day management and operating personnel. This arrangement offers the P&C Group operational efficiencies through economies of scale and flexibility.

The principal insurance companies included in the P&C Group that are based in the United States are:

Federal Insurance Company	Chubb Custom Insurance Company
Pacific Indemnity Company	Chubb National Insurance Company
Executive Risk Indemnity Inc.	Executive Risk Specialty Insurance Company
Great Northern Insurance Company	Chubb Lloyds Insurance Company of Texas
Vigilant Insurance Company	Chubb Insurance Company of New Jersey
Chubb Indemnity Insurance Company

The principal insurance companies included in the P&C Group that are based outside the United States are:

Chubb Insurance Company of Europe SE	Chubb Insurance Company of Australia Ltd.
Chubb Insurance Company of Canada	Chubb Argentina de Seguros, S.A.
Chubb do Brasil Companhia de Seguros

In addition to the subsidiaries listed above, the P&C Group has insurance subsidiaries based in locations outside the United States, including Mexico, Colombia and Chile. Federal has several branches based in locations outside the United States, including Korea, Singapore and Hong Kong.

Property and casualty insurance policies are separately issued by individual companies included within the P&C Group. The P&C Group operates through three strategic business units: Chubb Personal Insurance, Chubb Commercial Insurance and Chubb Specialty Insurance. For the year ended December 31, 2012, Chubb Personal Insurance, Chubb Commercial Insurance and Chubb Specialty Insurance represented 35%, 43% and 22%, respectively, of Chubb’s total net written premiums.

Chubb Personal Insurance offers personal insurance products for homes and valuable articles (such as art and jewelry), primarily for high net worth individuals. The homeowners business represents more than half of the total net written premiums of Chubb Personal Insurance. Chubb Personal Insurance also offers personal insurance products for fine automobiles and yachts as well as personal liability insurance (both primary and excess). In addition, it provides personal accident and supplemental health insurance to a wide range of customers including businesses.

The largest market for Chubb Personal Insurance products is the United States. The largest markets for our homeowners and automobile insurance products outside the United States are Canada, Brazil and Europe. The largest markets for our accident and health insurance products are Latin America (primarily Brazil), the United States and Europe.

Chubb Commercial Insurance offers a broad range of commercial insurance products. Our underwriting strategy focuses on specific industry segments and niches. Much of our commercial customer base is comprised of mid-sized commercial entities. Our insurance offerings include multiple peril, primary liability, excess and umbrella liability, automobile, workers’ compensation and property and marine. The largest market for Chubb Commercial Insurance products is the United States. The largest markets for our commercial products outside the United States are Europe, Canada and Australia.

Chubb Specialty Insurance offers a wide variety of specialized professional liability products for privately held and publicly traded companies, financial institutions, professional firms, healthcare and not-for-profit organizations. Chubb Specialty Insurance products primarily include directors and officers liability insurance, errors and omissions liability insurance, employment practices liability insurance, fiduciary liability insurance and commercial and financial fidelity insurance. The largest market for these products is the United States. Outside the United States, the largest markets for these products are Europe, Canada and Australia. Chubb Specialty Insurance also offers surety products, primarily in the United States and Latin America.

Premiums Written

A summary of the P&C Group’s premiums written during the past three years is shown in the following table:

Year	Direct Premiums Written	Assumed Reinsurance Premiums (a)	Ceded Reinsurance Premiums (a)	Net Premiums Written
	(in millions)
2012	$12,647	$423	$1,200	$11,870
2011	12,452	398	1,092	11,758
2010	12,072	271	1,107	11,236

(a)	Intercompany items eliminated.

The net premiums written during the last three years for major classes of the P&C Group’s business are included in the Property and Casualty Insurance — Underwriting Results section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

One or more members of the P&C Group are licensed and transact business in each of the 50 states of the United States, the District of Columbia, some of the territories of the United States, Canada, Europe, Australia, and parts of Latin America and Asia. In accordance with applicable licensing laws, members of the P&C Group are permitted to write business in jurisdictions beyond their state or country of domicile. In 2012, approximately 76% of the P&C Group’s direct premiums written was produced in the United States, where the P&C Group’s businesses enjoy broad geographic distribution with a particularly strong market presence in the Northeast. The five states in the United States accounting for the largest amounts of direct premiums written were New York with 12%, California with 9%, Texas with 5%, Florida with 4% and New Jersey with 4%. Of the approximately 24% of the P&C Group’s 2012 direct premiums written that were produced outside of the United States, approximately 5% were produced in Canada, 5% in the United Kingdom, 4% in Brazil and 3% in Australia. The P&C Group also produced business outside the United States in additional locations, including other countries in Europe, Mexico, Colombia, Argentina, Korea, Singapore, Chile, Hong Kong, China and Japan. We generally define the location of where premiums were produced as the location of the risk associated with the underlying policies. The method of determining location of risk varies by class of business. Location of risk for property classes is typically based on the physical location of the covered property, while location of risk for liability classes may be based on the main location of the insured, or in the case of the workers’ compensation line, the primary work location of the covered employee. Revenues of the P&C Group by geographic zone for the three years ended December 31, 2012 are included in Note (14) of the Notes to Consolidated Financial Statements.

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

Another frequently used measurement in the property and casualty insurance industry is the ratio of statutory net premiums written to policyholders’ surplus. At December 31, 2012 and 2011, the ratio for the P&C Group was 0.84.

Producing and Servicing of Business

In the United States, the P&C Group primarily offers products through independent insurance agencies and accepts business on a regular basis from insurance brokers. These include major international, national, regional and local agencies and brokers. In most instances, our agents and brokers also offer insurance products of other companies that compete with the P&C Group’s insurance products. Certain of our products are also distributed through managing general agents and other wholesale agencies and brokers. Chubb & Son maintains administrative offices in Warren and Whitehouse Station, New Jersey, as well as local offices throughout the United States. These local offices assist in producing and servicing the P&C Group’s business.

Certain business of the P&C Group in the United States is produced through participation in certain underwriting pools and syndicates. Such pools and syndicates provide underwriting capacity for risks which an individual insurer cannot prudently underwrite because of the magnitude of the risk assumed or which can be more effectively handled by one organization due to the need for specialized loss control and other services.

Outside the United States, the P&C Group primarily offers products through international, national, regional and local insurance brokers. Local offices of the P&C Group assist the brokers in producing and servicing the business. Certain products (in particular, personal automobile and accident and health products) also are distributed through managing general agents, business centers, alliances with financial institutions and other businesses, automobile dealers, affinity groups and direct marketing operations. In addition, the Corporation has a Lloyds syndicate, Chubb Syndicate 1882, to enhance the P&C Group’s product distribution and ability to offer certain products.

In addition to insurance products issued directly to insureds, the P&C Group, to a far lesser extent, assumes reinsurance from other insurance carriers for some lines of business both inside and outside the United States. The P&C Group assumes reinsurance on a risk-by-risk, or facultative, basis and on a treaty basis where an agreed-upon portion of business is automatically reinsured.

Reinsurance Ceded

In accordance with the standard practice of the insurance industry, the P&C Group purchases reinsurance from reinsurers. The P&C Group cedes reinsurance to provide greater diversification of risk and to limit the P&C Group’s maximum net loss arising from large risks or from catastrophic events.

A large portion of the P&C Group’s ceded reinsurance is effected under contracts known as treaties under which all risks meeting prescribed criteria are automatically covered. Most of the P&C Group’s treaty reinsurance arrangements consist of excess of loss and catastrophe contracts that protect against a specified part or all of certain types of losses over stipulated amounts arising from any one occurrence or event. In certain circumstances, reinsurance is also effected by negotiation on individual risks, referred to as facultative reinsurance. The amount of each risk retained by the P&C Group is subject to maximum limits that vary by line of business and type of coverage. Retention limits are regularly reviewed and are revised periodically as the P&C Group’s capacity to underwrite risks changes. For a discussion of the P&C Group’s reinsurance program and the cost and availability of reinsurance, see the Property and Casualty Insurance — Underwriting Results section of MD&A.

Ceded reinsurance contracts do not relieve the P&C Group of the primary obligation to its policyholders. Consequently, an exposure exists with respect to reinsurance recoverable to the extent that any reinsurer is unable to meet its obligations or disputes the liabilities assumed under the reinsurance contracts. The collectibility of reinsurance is subject to the solvency of the reinsurers, coverage interpretations and other factors. The P&C Group is selective in regard to its reinsurers, placing reinsurance with only those reinsurers that the P&C Group believes have strong balance sheets and superior underwriting ability. The P&C Group monitors the financial strength of its reinsurers and its concentration of risk with reinsurers on an ongoing basis.

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

The P&C Group continues to emphasize early and accurate reserving, inventory management of claims and lawsuits, and control of the dollar value of settlements. The number of outstanding claims at year-end 2012 was approximately 7% higher than the number at year-end 2011 primarily due to an increase in outstanding catastrophe claims. The number of new arising claims during 2012 was approximately 7% lower than in the prior year.

Additional information related to the P&C Group’s estimates related to unpaid losses and loss adjustment expenses and the uncertainties in the estimation process is presented in the Property and Casualty Insurance — Loss Reserves section of MD&A.

The table on page 8 presents the subsequent development of the estimated year-end liability for unpaid losses and loss adjustment expenses, net of reinsurance recoverable, for the ten years prior to 2012.

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

The upper section of the table shows the reestimated amount of the previously recorded net liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of losses for each individual year. The increase or decrease is reflected in operating results of the period in which the estimate is changed. The “cumulative net deficiency (redundancy)” as shown in the table represents the aggregate change in the reserve estimates from the original balance sheet dates through December 31, 2012. The amounts noted are cumulative in nature; that is, an increase in a loss estimate that is related to a prior period occurrence generates a deficiency in each intermediate year. For example, a deficiency recognized in 2012 relating to losses incurred prior to December 31, 2002 would be included in the cumulative deficiency amount for each year in the period 2002 through 2011. Yet, the deficiency would be reflected in operating results only in 2012. The effect of changes in estimates of the liabilities for losses occurring in prior years on income before income taxes in each of the past three years is shown in the reconciliation of the beginning and ending liability for unpaid losses and loss adjustment expenses in the Property and Casualty Insurance — Loss Reserves section of MD&A.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT

	December 31
Year Ended	2002	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012
	(in millions)
Net Liability for Unpaid Losses and Loss Adjustment Expenses	$12,642	$14,521	$16,809	$18,713	$19,699	$20,316	$20,155	$20,786	$20,901	$21,329	$22,022

Net Liability Reestimated as of:
One year later	13,039	14,848	16,972	18,417	19,002	19,443	19,393	20,040	20,134	20,715
Two years later	13,634	15,315	17,048	17,861	18,215	18,619	18,685	19,229	19,494
Three years later	14,407	15,667	16,725	17,298	17,571	18,049	17,965	18,638
Four years later	14,842	15,584	16,526	16,884	17,184	17,510	17,463
Five years later	14,907	15,657	16,411	16,636	16,829	17,139
Six years later	15,064	15,798	16,310	16,459	16,605
Seven years later	15,255	15,802	16,231	16,350
Eight years later	15,305	15,801	16,178
Nine years later	15,323	15,816
Ten years later	15,362

Total Cumulative Net Deficiency (Redundancy)	2,720	1,295	(631)	(2,363)	(3,094)	(3,177)	(2,692)	(2,148)	(1,407)	(614)

Cumulative Net Deficiency Related to Asbestos and Toxic Waste Claims (Included in Above Total)	863	613	538	503	479	391	306	216	155	83

Cumulative Amount of Net Liability Paid as of:
One year later	3,550	3,478	3,932	4,118	4,066	4,108	4,063	4,074	4,300	4,493
Two years later	5,911	6,161	6,616	6,896	6,789	6,565	6,711	6,831	7,011
Three years later	7,945	8,192	8,612	8,850	8,554	8,436	8,605	8,696
Four years later	9,396	9,689	10,048	10,089	9,884	9,734	9,840
Five years later	10,543	10,794	10,977	10,994	10,821	10,588
Six years later	11,353	11,530	11,606	11,697	11,426
Seven years later	11,915	12,037	12,149	12,163
Eight years later	12,292	12,497	12,519
Nine years later	12,652	12,807
Ten years later	12,898

Gross Liability, End of Year	$16,713	$17,948	$20,292	$22,482	$22,293	$22,623	$22,367	$22,839	$22,718	$23,068	$23,963
Reinsurance Recoverable, End of Year	4,071	3,427	3,483	3,769	2,594	2,307	2,212	2,053	1,817	1,739	1,941

Net Liability, End of Year	$12,642	$14,521	$16,809	$18,713	$19,699	$20,316	$20,155	$20,786	$20,901	$21,329	$22,022

Reestimated Gross Liability	$20,240	$19,674	$19,621	$19,854	$19,052	$19,271	$19,539	$20,584	$21,220	$22,380
Reestimated Reinsurance Recoverable	4,878	3,858	3,443	3,504	2,447	2,132	2,076	1,946	1,726	1,665

Reestimated Net Liability	$15,362	$15,816	$16,178	$16,350	$16,605	$17,139	$17,463	$18,638	$19,494	$20,715

Cumulative Gross Deficiency (Redundancy)	$3,527	$1,726	$(671)	$(2,628)	$(3,241)	$(3,352)	$(2,828)	$(2,255)	$(1,498)	$(688)

The subsequent development of the net liability for unpaid losses and loss adjustment expenses as of year-ends 2002 and 2003 was adversely affected by significant unfavorable development related to asbestos and toxic waste claims. The cumulative net deficiencies experienced related to asbestos and toxic waste claims were the result of: (1) an increase in the actual number of claims filed; (2) an increase in the estimated number of potential claims; (3) an increase in the severity of actual and potential claims; (4) an adverse litigation environment; and (5) an increase in litigation costs associated with such claims. For the years 2002 and 2003, in addition to the unfavorable development related to asbestos and toxic waste claims, there was substantial unfavorable development in the professional liability classes — principally directors and officers liability and errors and omissions liability, due in large part to adverse loss trends related to corporate failures and allegations of management misconduct and accounting irregularities — and, to a lesser extent, workers’ compensation and commercial casualty classes. For the years 2004 through 2011, unfavorable development related to asbestos and toxic waste claims was more than offset by substantial favorable development, primarily in the professional liability and commercial casualty classes due to favorable loss trends and in the commercial property and homeowners classes due to lower than expected emergence of losses.

Conditions and trends that have affected development of the liability for unpaid losses and loss adjustment expenses in the past will not necessarily recur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on the data in this table.

The middle section of the table on page 8 shows the cumulative amount paid with respect to the reestimated net liability as of the end of each succeeding year. For example, in the 2002 column, as of December 31, 2012 the P&C Group had paid $12,898 million of the currently estimated $15,362 million of net losses and loss adjustment expenses that were unpaid at the end of 2002; thus, an estimated $2,464 million of net losses incurred on or before December 31, 2002 remain unpaid as of December 31, 2012, approximately 35% of which relates to asbestos and toxic waste claims.

The lower section of the table on page 8 shows the gross liability, reinsurance recoverable and net liability recorded at the balance sheet date for each of the indicated years and the reestimation of these amounts as of December 31, 2012.

The liability for unpaid losses and loss adjustment expenses, net of reinsurance recoverable, reported in the accompanying consolidated financial statements prepared in accordance with generally accepted accounting principles (GAAP) comprises the liabilities of the member companies, both inside and outside the United States, of the P&C Group as follows:

	December 31
	2012	2011
	(in millions)
U.S. subsidiaries	$18,000	$17,500
Outside U.S. subsidiaries	4,022	3,829

	$22,022	$21,329

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

Investments

Investment decisions are centrally managed by the Corporation’s investment professionals based on guidelines established by management and approved by the respective boards of directors for each company in the P&C Group. The P&C Group’s investment portfolio primarily comprises high quality bonds, principally tax exempt securities, corporate bonds, mortgage-backed securities and U.S. Treasury securities, as well as foreign government and corporate bonds that support operations outside the United States. The portfolio also includes equity securities, primarily publicly traded common stocks, and other invested assets, primarily private equity limited partnerships, all of which are held with the primary objective of capital appreciation.

Additional information about the Corporation’s investment portfolio as well as its approach to managing risks is presented in the Invested Assets section of MD&A, the Investment Portfolio section of Quantitative and Qualitative Disclosures about Market Risk and Note (3) of the Notes to Consolidated Financial Statements.

The investment results of the P&C Group for each of the past three years are shown in the following table:

	Average Invested Assets(a)	Investment Income(b)	Percent Earned
Year			Before Tax	After Tax
	(in millions)
2012	$38,598	$1,482	3.84%	3.12%
2011	38,901	1,562	4.02	3.25
2010	38,288	1,558	4.07	3.29

(a)	Average of amounts with fixed maturity securities at amortized cost, equity securities at fair value and other invested assets, which include private equity limited partnerships carried at the P&C Group’s equity in the net assets of the partnerships.
(b)	Investment income after deduction of investment expenses, but before applicable income tax.

Competition

The property and casualty insurance industry is highly competitive both as to price and service with numerous property and casualty insurance companies operating in the United States and in most of the jurisdictions outside the United States in which the P&C Group writes business. These other insurers may operate independently or in groups. We do not believe that any single company or group is dominant across all lines of business or jurisdictions.

Members of the P&C Group compete not only with other stock companies but also with mutual companies, other underwriting organizations and alternative risk sharing mechanisms. Some competitors produce their business at a lower cost through the use of salaried personnel rather than independent agents and brokers. Rates are not uniform among insurers and vary according to the types of insurers, product coverage and methods of operation. The P&C Group competes for business not only on the basis of price, but also on the basis of financial strength, availability of coverage desired by customers and quality of service, including claim adjustment service. The P&C Group works closely with its distribution network of agents and brokers, as well as customers, to reinforce with them the stability, expertise and added value the P&C Group provides. The relatively large size and underwriting capacity of the P&C Group provide it opportunities not available to smaller companies.

The P&C Group’s products and services are generally designed to serve specific customer groups or needs and to offer a degree of customization that is of value to the insured. The P&C Group’s presence in many countries around the globe enables it to deliver products that satisfy the property and casualty insurance needs of both local and multinational customers.

Regulation and Premium Rates

Regulation in the United States

In the United States, Chubb and the companies within the P&C Group are subject to regulation by certain states as members of an insurance holding company system. All states have enacted legislation that regulates insurance holding company systems such as the Corporation. This legislation generally provides that each insurance company in the system is required to register with the department of insurance of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. Notice to the insurance commissioners is required prior to the consummation of transactions affecting the ownership or control of an insurer and of certain material transactions between an insurer and any person in its holding company system and, in addition, certain of such transactions cannot be consummated without the commissioners’ prior approval. Recent amendments to the model holding company law and regulation adopted by the National Association of Insurance Commissioners (NAIC) and passed by some state legislatures will require insurance holding company systems to provide regulators with more information about the risks posed by any non-insurance company subsidiaries in the holding company system.

Companies within the P&C Group are subject to regulation and supervision in the respective states in which they do business. In general, such regulation is designed to protect the interests of policyholders, and not necessarily the interests of insurers, their shareholders and other stakeholders. The extent of such regulation varies but generally has its source in statutes that delegate regulatory, supervisory and administrative powers to a department of insurance. Federal is incorporated as an Indiana stock insurance company. As such, the State of Indiana’s Department of Insurance is the P&C Group’s primary regulator.

State insurance departments impose regulations that, among other things, establish the standards of solvency that must be met and maintained. The NAIC has a risk-based capital requirement for property and casualty insurance companies. The risk-based capital formula is used by all state regulatory authorities to identify insurance companies that may be undercapitalized and that merit further regulatory attention. The formula prescribes a series of risk measurements to determine a minimum capital amount for an insurance company, based on the profile of the individual company. The ratio of a company’s actual policyholders’ surplus to its minimum capital requirement will determine whether any state regulatory action is required. At December 31, 2012, the policyholder’s surplus of each of the U.S. companies in the P&C Group exceeded the applicable risk-based capital requirement. The NAIC periodically reviews the risk-based capital formula and changes to the formula could be considered in the future. The NAIC recently has undertaken a Solvency Modernization Initiative focused on updating the U.S. insurance solvency regulation framework, including capital requirements, governance and risk management, group supervision, accounting and financial reporting and reinsurance. Among the changes under consideration by the NAIC is implementation of an Own Risk and Solvency Assessment (ORSA) rule that would require insurers to measure and share with solvency regulators their internal assessment of capital needs for the entire holding company group, including non-insurance subsidiaries. A significant focus of the ORSA rules and other Solvency Modernization Initiative efforts has been on the adequacy and quality of insurance company enterprise risk management.

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

Regulatory requirements applying to premium rates vary from state to state, but generally provide that rates cannot be excessive, inadequate or unfairly discriminatory. In many states, these regulatory requirements can impact the P&C Group’s ability to change rates, particularly with respect to personal lines products such as automobile and homeowners insurance, without prior regulatory approval. For example, in certain states there are measures that limit the use of catastrophe models or credit scoring in ratemaking and, at times, some states have adopted premium rate freezes or rate rollbacks. State limitations on the ability to cancel or non-renew certain policies also can affect the P&C Group’s ability to charge adequate rates.

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

In all states, insurers authorized to transact certain classes of property and casualty insurance are required to become members of an insolvency fund. In the event of the insolvency of a licensed insurer writing a class of insurance covered by the fund in the state, companies in the P&C Group, together with the other fund members, are assessed in order to provide the funds necessary to pay certain claims against the insolvent insurer. Generally, fund assessments are proportionately based on the members’ written premiums for the classes of insurance written by the insolvent insurer. In certain states, the P&C Group can recover a portion of these assessments through premium tax offsets or policyholder surcharges. In 2012, assessments of the members of the P&C Group were insignificant. The amount of future assessments cannot be reasonably estimated and can vary significantly from year to year.

Insurance regulation in certain states requires the companies in the P&C Group, together with other insurers operating in the state, to participate in assigned risk plans, reinsurance facilities and joint underwriting associations, which are mechanisms that generally provide applicants with various basic insurance coverages when they are not available in voluntary markets. Such mechanisms are most prevalent for automobile and workers’ compensation insurance, but a majority of states also mandate that insurers, such as the P&C Group, participate in Fair Plans or Windstorm Plans, which offer basic property coverages to insureds where not otherwise available. Some states also require insurers to participate in facilities that provide homeowners, crime and other classes of insurance when periodic market constrictions may occur. Participation is based upon the amount of a company’s voluntary written premiums in a particular state for the classes of insurance involved. These involuntary market plans generally are underpriced and produce unprofitable underwriting results.

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

Regulation outside the United States

Outside the United States, the extent of insurance regulation varies significantly among the countries in which the P&C Group operates, and regulatory and political developments in international markets could impact the P&C Group’s business. Some countries have minimal regulatory requirements, while others, such as Australia, Canada and the United Kingdom, regulate insurers extensively; however, virtually all countries impose some form of licensing, solvency, auditing and financial reporting requirements. Some countries also regulate insurance rates and/or policy forms. Overall, there appears to be a general movement towards greater regulatory oversight of insurance carriers, particularly with respect to capital adequacy and solvency requirements. In some jurisdictions, foreign insurers are subject to greater restrictions than domestic companies, including requirements related to records, limitations on reinsurance ceded to affiliated insurers/reinsurers and local retention of funds.

Regulators in many countries are working with the International Association of Insurance Supervisors (IAIS) to consider changes to insurance company solvency standards and group supervision of companies in a holding company system, including non-insurance companies. These IAIS initiatives include a set of Insurance Core Principles (ICPs) for a globally-accepted framework for insurance sector regulation and supervision, as well as the Common Framework for the Supervision of Internationally Active Insurance Groups (ComFrame). The IAIS also is working on a process to recommend insurers for designation by the Financial Stability Board (FSB) as Global Systemically Important Insurers (G-SIIs), as well as policy measures that could be applied to any insurer designated as a G-SII. These policy measures may include heightened supervision and prudential standards. The European Union Solvency II directive, being implemented to harmonize insurance regulation across the European Union member states, will require regulated companies such as the P&C Group’s European operations to meet new requirements in relation to risk and capital management. The Solvency II directive is currently scheduled to take effect January 1, 2016, but it is possible that full effectiveness may be later.

Regulatory Coordination

State regulators in the United States and regulatory agencies outside the United States are increasingly coordinating the regulation of multinational insurers by conducting a supervisory college. A supervisory college, as defined by the IAIS, is “a forum for cooperation and communication between the involved supervisors established for the fundamental purpose of facilitating the effectiveness of supervision of entities which belong to an insurance group; facilitate both the supervision of the group as a whole on a group-wide basis and improving the legal entity supervision of the entities within the insurance group.”

Real Estate

The Corporation’s wholly owned subsidiary, Bellemead Development Corporation, and its subsidiaries were involved in commercial development activities primarily in New Jersey and residential development activities primarily in central Florida. The real estate operations are in runoff.

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

The Corporation’s business is subject to a number of risks, including those described below, that could have a material effect on the Corporation’s results of operations, financial condition or liquidity and that could cause our operating results to vary significantly from period to period. References to “we,” “us” and “our” appearing in this Form 10-K should be read as referring to the Corporation.

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

We employ various predictive modeling, stochastic modeling and/or forecasting techniques to analyze and estimate loss trends and the risks associated with our assets and liabilities. We utilize the modeled outputs and related analyses to assist us in making underwriting, pricing, reinsurance and capital decisions. The modeled outputs and related analyses are subject to numerous assumptions, uncertainties and the inherent limitations of any statistical analysis. Consequently, modeled results may differ materially from our actual experience. If, based upon these models or otherwise, we under price our products or underestimate the frequency and/or severity of loss events, our results of operations or financial condition may be adversely affected. If, based upon these models or otherwise, we over price our products or overestimate the risks we are exposed to, new business growth and retention of our existing business may be adversely affected, which could have a material adverse effect on our results of operations.

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

We are subject to an extensive legal and regulatory framework in the United States. Compliance with current and future regulation may reduce our profitability and limit our growth. Moreover, our failure to comply with applicable laws and regulations could result in restrictions on our ability to do business, subject us to fines and penalties and have other adverse effects on our business.

Our insurance subsidiaries are subject to extensive regulation and supervision in the jurisdictions in which they conduct business. This regulation is generally designed to protect the interests of policyholders, and not necessarily the interests of insurers, their shareholders or other investors. The regulation relates to authorization for lines of business, capital and surplus requirements, investment limitations, underwriting limitations, limitations on transactions with affiliates, dividend limitations, changes in control, premium rates and a variety of other financial and nonfinancial components of an insurance company’s business. Complying with applicable laws and regulations may increase our cost of doing business and limit our opportunities for business growth, as could actions we take to comply with applicable laws and regulations and changes thereto. Failure to comply with, or to obtain, appropriate authorizations and/or exemptions under any applicable laws and regulations could result in restrictions on our ability to do business or undertake activities that are regulated in one or more of the jurisdictions in which we conduct business and could subject us to fines and other sanctions.

Virtually all states in which the P&C Group operates require that we, together with other insurers licensed to do business in such states, bear a portion of the loss suffered by some insureds as the result of impaired or insolvent insurance companies. In addition, in various states, our insurance subsidiaries must participate in mandatory arrangements to provide various types of insurance coverage to individuals or entities that otherwise are unable to purchase that coverage from private insurers. A few states also require us to purchase reinsurance from mandatory reinsurance funds, which can create a credit risk for insurers if such funds are not adequately funded by the state. In addition, in some cases, the existence of a reinsurance fund could affect the prices we can charge for our policies. The effect of these and similar arrangements could reduce our profitability in any given period and/or limit our ability to grow our business.

In recent years, the regulatory framework in the United States has come under increased scrutiny, including scrutiny by federal officials, and some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies as well as insurance holding companies. Further, the NAIC and state insurance regulators are continually reexamining existing laws and regulations, specifically focusing on modifications to statutory accounting principles, interpretations of existing laws and the development of new laws and regulations. The NAIC has undertaken a Solvency Modernization Initiative focused on updating the U.S. insurance solvency regulation framework, including capital requirements, governance and risk management, group supervision, accounting and financial reporting and reinsurance. Any proposed or future legislation or regulations, including NAIC initiatives, if adopted, may be more restrictive on our ability to conduct business than current legal and regulatory requirements or may result in higher costs or increased capital requirements.

Although the federal government and its regulatory agencies generally do not directly regulate the business of insurance, federal initiatives often have an impact on the insurance business in a variety of ways. Current and proposed federal measures that may significantly affect the P&C Group’s business and the insurance market as a whole include measures concerning federal terrorism insurance, systemic risk regulation, tort law, natural catastrophes, corporate governance, ergonomics, health care reform, including containment of medical costs, privacy, e-commerce, international trade, federal regulation of insurance companies and taxation of insurance companies.

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law in July 2010, two federal government bodies, the Federal Insurance Office (FIO) and the Financial Stability Oversight Council (FSOC), were created which may impact the regulation of insurance. Although the FIO is prohibited from directly regulating the business of insurance, it has authority to represent the United States in international insurance matters and has limited powers to preempt certain types of state insurance laws. The FIO also can recommend to the FSOC that it designate an insurer as an entity posing risks to U.S. financial stability in the event of the insurer’s material financial distress or failure. An insurer so designated by FSOC could be subject to Federal Reserve supervision and heightened prudential standards. While we do not believe the P&C Group or any of its affiliated companies are systemically important financial institutions, it is possible the FSOC could conclude otherwise. If the FSOC were to designate the P&C Group or any of its affiliated companies for supervision by the Federal Reserve, it could place more restrictions on our ability to conduct business and may result in higher costs, increased capital requirements and/or lower profitability. Even if an insurance company is not designated as a systemically important financial institution, it still could be adversely impacted by new rules governing such institutions, as non-bank financial institutions may, under certain circumstances, be subject to possible assessment to fund the orderly resolution of a financially distressed systemically important financial institution.

The P&C Group is subject to regulation and supervision in jurisdictions outside the United States where we do business. Compliance with current and future regulation in these jurisdictions may reduce our profitability and limit our growth. Moreover, our failure to comply with applicable laws and regulations could result in restrictions on our ability to do business, subject us to fines or penalties or have other adverse effects on our business.

Insurers in the P&C Group doing business outside the United States also are subject to regulation and supervision in the jurisdictions within which they operate. The extent of insurance regulation varies from country to country. Complying with applicable laws and regulations may increase our costs of doing business and limit our opportunities to grow our business, as could our taking actions necessary to comply with applicable laws and regulations as well as changes thereto. Moreover, we may be unable to comply fully with all of the laws and regulations to which we are subject. Any such noncompliance could result in restrictions on our ability to do business, subject us to fines or penalties or have other adverse effects on our business.

Regulators in many countries are working with the IAIS to consider changes to insurance company solvency standards and group supervision of companies in a holding company system, including noninsurance companies. Some IAIS initiatives are particularly focused on the supervision of internationally active insurance groups, such as the P&C Group. The European Union Solvency II directive will require regulated companies, such as the P&C Group’s European operations, to meet new requirements in relation to risk and capital management. A U.S. parent company of a European Union subsidiary could be subject to certain requirements of the Solvency II directive if the U.S. state-based regulatory system is not deemed “equivalent” to Solvency II. The Solvency II directive is scheduled to be effective January 1, 2016. Regulators outside the European Union are considering similar risk and capital management requirements that could impact the P&C Group’s operations. Such proposed or future legislation and regulatory initiatives in countries where we operate, if adopted, may be more restrictive on our ability to conduct business than current regulatory requirements or may result in higher costs, increased capital requirements and/or lower profitability.

The IAIS also is working with the FSB to decide if any insurers should be designated globally systemically important insurers. While we do not believe the P&C Group or any of its companies are globally systemically significant insurers, it is possible the FSB could conclude otherwise. The ramifications of a FSB globally systemically important insurer designation for the P&C Group or any of its affiliated companies is unknown at this time; however, it is likely to result in greater regulatory scrutiny and could place more restrictions on our ability to conduct business, result in higher costs, increased capital requirements or lower profitability.

State regulators in the United States and regulatory agencies outside the United States are increasingly coordinating the regulation of multinational insurers. We cannot predict the impact that decisions of these coordinated regulatory efforts will have on our business.

State regulators in the United States and regulatory agencies outside the United States are increasingly coordinating the regulation of multinational insurers, such as the P&C Group. The coordinated regulatory effort is referred to as a supervisory college, which the IAIS has defined as “a forum for cooperation and communication between the involved supervisors established for the fundamental purpose of facilitating the effectiveness of supervision of entities which belong to an insurance group; facilitate both the supervision of the group as a whole on a group-wide basis and improving the legal entity supervision of the entities within the insurance group by conducting a supervisory college.” The P&C Group expects to be the focus of a supervisory college commencing in 2013. We cannot predict the impact that decisions of the supervisory college will have on our business.

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

As part of our international operations, we engage in transactions denominated in currencies other than the U.S. dollar. To reduce our exposure to currency fluctuation, we attempt to match the currency of the liabilities we incur under insurance policies with assets denominated in the same local currency. However, in the event that we underestimate our exposure, negative movements in the U.S. dollar versus the local currency will exacerbate the impact of the exposure on our results of operations and financial condition. In addition, holding foreign currencies subjects us to the monetary policies and currency controls of the issuing government. The devaluation of a currency we hold or the imposition of controls that prevent the export of such currency could negatively impact our business.

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

The United States and other jurisdictions in which we operate have adopted various laws and regulations that may apply to the business we conduct outside of the United States, including those relating to antibribery and economic sanctions compliance. These laws and regulations often apply not only to our direct activities, but also to those activities we conduct through intermediaries, such as agents, brokers and other business partners. Although we have policies and controls in place that are designed to ensure compliance with these laws and regulations, it is possible that one or more of our employees or intermediaries could fail to comply with applicable laws and regulations. In such event, we could be exposed to civil penalties, criminal penalties and other sanctions. In addition, such violations could damage our business and/or our reputation. Such civil penalties, criminal penalties, other sanctions and damage to our business and/or reputation could have a material adverse effect on our results of operations or financial condition.

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

The inability of our property and casualty insurance subsidiaries to pay dividends in sufficient amounts would limit our ability to meet our obligations, to pay future dividends and to repurchase shares of our common stock.

As a holding company, Chubb relies primarily on dividends from its property and casualty insurance subsidiaries to meet its obligations for payment of interest and principal on outstanding debt obligations, to pay dividends to shareholders and to repurchase shares of our common stock. The ability of our property and casualty insurance subsidiaries to pay dividends in the future will depend on their statutory surplus, on earnings and on regulatory restrictions. We are subject to regulation by some states as an insurance holding company system. Such regulation generally provides that transactions between companies within the holding company system must be fair and equitable. Transfers of assets among affiliated companies, certain dividend payments from property and casualty insurance subsidiaries and certain material transactions between companies within the system may be subject to prior notice to, or prior approval by, state regulatory authorities. The ability of our property and casualty insurance subsidiaries to pay dividends is also restricted by regulations that set standards of solvency that must be met and maintained, that limit investments and that limit dividends to shareholders. These regulations may affect Chubb’s insurance subsidiaries’ ability to provide Chubb with dividends.

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

A significant portion of our investment portfolio is invested in obligations of states, municipalities and political subdivisions (often referred to as municipal bonds). The recent financial market volatility and the resulting negative economic impact have resulted in actual or projected budget deficits for many municipal bond issuers. These deficits, combined with declining municipal tax bases and revenues, have raised concerns over the potential for an increased risk of default or impairment of municipal bonds. Such concerns, as well as actual defaults or impairments, could adversely impact these investments in terms of volatility, liquidity and value.

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

Changes to federal and/or state tax laws could adversely affect the value of our investment portfolio.

A significant portion of our investment portfolio consists of tax exempt securities and we receive certain tax benefits relating to such securities based on current laws and regulations. Our portfolio has also benefited from certain other laws and regulations, including without limitation, tax credits. Federal and/or state tax legislation could be enacted that would lessen or eliminate some or all of the tax advantages currently benefiting us and could negatively impact the value of our investment portfolio.

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

The Financial Accounting Standards Board and the Securities and Exchange Commission may issue from time to time new accounting and reporting standards or changes in the interpretation of existing standards. These new standards or changes in interpretation could have an effect on how we report our results of operations and financial condition in the future.

If we experience difficulties with outsourcing and similar third party relationships, our ability to conduct our business might be negatively impacted.

We outsource certain business and administrative functions and rely on third parties to perform certain services on our behalf. We may do so increasingly in the future. If we fail to develop and implement our outsourcing strategies or our third party providers fail to perform as anticipated, we may experience operational difficulties, increased costs, reputational damage and a loss of business that may have a material adverse effect on our results of operations or financial condition. By utilizing third parties to perform certain business and administrative functions, we may be exposed to greater risk of data security breaches. Any breach of data security could damage our reputation and/or result in monetary damages, which, in turn, could have a material adverse effect on our results of operations or financial condition.

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

Our systems could be subject to physical break-ins, electronic hacking, and subject to similar disruptions from unauthorized access or tampering. This may impede or interrupt our business operations, which could have a material adverse effect on our results of operations or financial condition.

Loss of sensitive data and other security breaches could damage our reputation and harm our business.

We routinely transmit, receive and store personal, confidential and proprietary information by email and other electronic means. Although we attempt to protect this confidential and proprietary information, we may be unable to do so in all events, especially with customers, business partners and other third parties who may not have or use appropriate controls to protect confidential information.

In addition, we are subject to numerous data privacy laws, such as those enacted by the U.S. federal government, various state governments, the European Union and other jurisdictions in which we do business relating to the privacy of the information of clients, employees or others. A misuse or mishandling of confidential or proprietary information being sent to or received from a client, employee or third party could result in legal liability, regulatory action and reputational harm. Third parties to whom we outsource certain of our functions are also subject to these risks, and their failure to adhere to these laws and regulations could negatively impact us.

Any breach of data security could result in damage to our reputation, our incurring substantial costs and other negative consequences, which, in turn, could have a material adverse effect on our results of operations or financial condition.

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

Executive Officers of the Registrant

	Age(a)	Year of Election(b)
John D. Finnegan, Chairman, President and Chief Executive Officer	64	2002
W. Brian Barnes, Senior Vice President and Chief Actuary of Chubb & Son, a division of Federal	50	2008
Maureen A. Brundage, Executive Vice President and General Counsel	56	2005
Robert C. Cox, Executive Vice President of Chubb & Son, a division of Federal	55	2003
John J. Kennedy, Senior Vice President and Chief Accounting Officer	57	2008
Mark P. Korsgaard, Executive Vice President of Chubb & Son, a division of Federal	57	2010
Paul J. Krump, President of Commercial and Specialty Lines of Chubb & Son, a division of Federal	53	2001
Harold L. Morrison, Jr., Executive Vice President, Chief Global Field Officer and Chief Administrative Officer of Chubb & Son, a division of Federal	55	2008
Steven R. Pozzi, Executive Vice President of Chubb & Son, a division of Federal	56	2009
Dino E. Robusto, President of Personal Lines and Claims of Chubb & Son, a division of Federal	54	2006
Richard G. Spiro, Executive Vice President and Chief Financial Officer	48	2008
Kathleen M. Tierney, Executive Vice President of Chubb & Son, a division of Federal	44	2010

(a)	Ages listed above are as of April 30, 2013.

(b)	Date indicates year first elected or designated as an executive officer.

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

The common stock of Chubb is listed and principally traded on the New York Stock Exchange (NYSE) under the trading symbol “CB”. The following are the high and low closing sale prices as reported on the NYSE Composite Tape and the quarterly dividends declared per share for each quarter of 2012 and 2011.

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common stock prices
High	$71.01	$74.28	$76.76	$81.19
Low	66.90	68.82	68.83	73.83
Dividends declared	.41	.41	.41	.41

	2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common stock prices
High	$61.31	$65.87	$64.45	$70.31
Low	57.32	60.50	55.43	58.12
Dividends declared	.39	.39	.39	.39

At February 8, 2013, there were approximately 7,600 common shareholders of record.

The declaration and payment of future dividends to Chubb’s shareholders will be at the discretion of Chubb’s Board of Directors and will depend upon many factors, including the Corporation’s operating results, financial condition and capital requirements, and the impact of regulatory constraints discussed in Note (17)(e) of the Notes to Consolidated Financial Statements.

The following table summarizes Chubb’s repurchases of its common stock during each month in the quarter ended December 31, 2012.

Period	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
				(in millions)
October 2012	41,900	76.99	41,900	$354
November 2012	—	—	—	354
December 2012	328,000	76.48	328,000	329

Total	369,900	76.54	369,900

(a)

The stated amounts exclude 4,180 shares delivered to Chubb during the month of December 2012 by employees of the Corporation to cover option exercise prices in connection with the Corporation’s stock-based compensation plans.

(b)

On January 26, 2012, the Board of Directors authorized the repurchase of up to $1.2 billion of Chubb’s common stock. On January 31, 2013, the Board of Directors authorized the repurchase of up to $1.3 billion of Chubb’s common stock replacing the January 26, 2012 authorization. This authorization has no expiration date.

Stock Performance Graph

The following performance graph compares the performance of Chubb’s common stock during the five-year period from December 31, 2007 through December 31, 2012 with the performance of the Standard & Poor’s 500 Index and the Standard & Poor’s Property & Casualty Insurance Index. The graph plots the changes in value of an initial $100 investment over the indicated time periods, assuming all dividends are reinvested.

Cumulative Total Return
Based upon an initial investment of $100 on December 31, 2007 with dividends reinvested

	December 31
	2007	2008	2009	2010	2011	2012
Chubb	$100	$96	$95	$119	$142	$157
S&P 500	100	63	80	92	94	109
S&P 500 Property & Casualty Insurance	100	71	79	86	86	104

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

Item 6.	Selected Financial Data

	2012	2011	2010	2009	2008
	(in millions except for per share amounts)
FOR THE YEAR
Revenues
Property and Casualty Insurance
Premiums Earned	$11,838	$11,644	$11,215	$11,331	$11,828
Investment Income	1,518	1,598	1,590	1,585	1,652
Other Revenues	—	—	—	2	4
Corporate and Other	46	55	88	75	108
Realized Investment Gains (Losses), Net	193	288	426	23	(371)

Total Revenues	$13,595	$13,585	$13,319	$13,016	$13,221

Income
Property and Casualty Insurance
Underwriting Income	$548	$574	$1,222	$1,631	$1,361
Investment Income	1,482	1,562	1,558	1,549	1,622
Other Income (Charges)	10	21	2	(3)	9

Property and Casualty Insurance Income	2,040	2,157	2,782	3,177	2,992
Corporate and Other	(237)	(246)	(220)	(238)	(214)
Realized Investment Gains (Losses), Net	193	288	426	23	(371)

Income Before Income Tax	1,996	2,199	2,988	2,962	2,407
Federal and Foreign Income Tax	451	521	814	779	603

Net Income	$1,545	$1,678	$2,174	$2,183	$1,804

Per Share
Net Income	$5.69	$5.76	$6.76	$6.18	$4.92
Dividends Declared on Common Stock	1.64	1.56	1.48	1.40	1.32

AT DECEMBER 31
Total Assets(a)	$52,184	$50,445	$49,976	$50,176	$48,156
Long Term Debt	3,575	3,575	3,975	3,975	3,975
Total Shareholders’ Equity(a)	15,827	15,301	15,257	15,361	13,159
Book Value Per Share(a)	60.45	56.15	51.32	46.27	37.35

(a)	Amounts in years prior to 2012 have been adjusted to reflect the adoption of new guidance issued by the Financial Accounting Standards Board related to the accounting for costs associated with acquiring or renewing insurance contracts. The adoption of this guidance decreased deferred policy acquisition costs by $420 million, decreased deferred income tax liabilities by $147 million and decreased shareholders’ equity by $273 million as of January 1, 2008. The effect of the adoption of the new guidance on net income was not material. The amounts of the retrospective reductions to previously reported deferred acquisition costs, related deferred income tax liabilities and shareholders’ equity as of December 31, 2011, 2010, 2009 and 2008 were the same as the amounts of the reductions as of January 1, 2008.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition of the Corporation as of December 31, 2012 compared with December 31, 2011 and the results of operations for each of the three years in the period ended December 31, 2012. This discussion should be read in conjunction with the consolidated financial statements and related notes and the other information contained in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this document are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 (PSLRA). These forward-looking statements are made pursuant to the safe harbor provisions of the PSLRA and include statements regarding our loss reserve and reinsurance recoverable estimates; asbestos and toxic waste liabilities and related developments; the impact of the economy on our business; the impact of changes to our reinsurance program in 2012 and the cost of reinsurance in 2013; the adequacy of the rates at which we renewed and wrote new business; premium volume, pricing and competition in 2013; property and casualty investment income during 2013; cash flows generated by our fixed income investments; currency rate fluctuations; the repurchase of common stock under our share repurchase program; our capital adequacy and funding of liquidity needs; the funding and timing of loss payments; and the redemption of our capital securities. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. These statements are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties, which include, among others, those discussed or identified from time to time in our public filings with the Securities and Exchange Commission and those associated with:

•	global political, economic and market conditions, particularly in the jurisdictions in which we operate and/or invest, including:

•	changes in credit ratings, interest rates, market credit spreads and the performance of the financial markets;

•	currency fluctuations;

•	the effects of inflation;

•	changes in domestic and foreign laws, regulations and taxes;

•	changes in competition and pricing environments;

•	regional or general changes in asset valuations;

•	the inability to reinsure certain risks economically; and

•	changes in the litigation environment;

•	the effects of the outbreak or escalation of war or hostilities;

•	the occurrence of terrorist attacks, including any nuclear, biological, chemical or radiological events;

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

•

the effects of disclosures by, and investigations of, companies we insure, particularly with respect to our lines of business that have a longer time span, or tail, between the incidence of a loss and the settlement of the claim;

•	the impact of legislative, regulatory, judicial and similar developments on companies we insure, particularly with respect to our longer tail lines of business;

•

the impact of legislative, regulatory, judicial and similar developments on our business, including those relating to insurance industry reform, terrorism, catastrophes, the financial markets, solvency standards, capital requirements, accounting guidance and taxation;

•	any downgrade in our claims-paying, financial strength or other credit ratings;

•	the ability of our subsidiaries to pay us dividends;

•	our plans to repurchase shares of our common stock, including as a result of changes in:

•	our financial position and financial results;

•	our capital position and/or capital adequacy levels required to maintain our existing ratings from independent rating agencies;

•	our share price;

•	investment opportunities;

•	opportunities to profitably grow our property and casualty insurance business;

•	corporate and regulatory requirements; and

•	our ability to implement management’s strategic plans and initiatives.

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

•

Net income was $1.5 billion in 2012, $1.7 billion in 2011 and $2.2 billion in 2010. The decrease in net income in 2012 compared with 2011 was due to both lower operating income and lower net realized investment gains. The decrease in net income in 2011 compared with 2010 was due primarily to lower operating income and, to a lesser extent, lower net realized investment gains. We define operating income as net income excluding realized investment gains and losses after tax.

•

Operating income was $1.4 billion in 2012, $1.5 billion in 2011 and $1.9 billion in 2010. The modestly lower operating income in 2012 compared with that in 2011 was due primarily to lower property and casualty investment income. The underwriting income of our property and casualty insurance business was similar in both years. The lower operating income in 2011 compared with that in 2010 was due to substantially lower underwriting income, attributable in large part to a higher impact of catastrophes. Property and casualty investment income was flat in 2011 compared with that in 2010. Management uses operating income, a non-GAAP financial measure, among other measures, to evaluate its performance because the realization of investment gains and losses in any period could be discretionary as to timing and can fluctuate significantly, which could distort the analysis of operating trends.

•

Underwriting results in 2012 were adversely affected by costs of $882 million before tax related to Storm Sandy, including estimated net losses of $829 million and reinsurance reinstatement premium costs of $53 million. The total costs of catastrophes before tax were $1,140 million in 2012, $1,030 million in 2011 and $634 million in 2010.

•

Underwriting results were profitable in 2012 and 2011, compared with highly profitable results in 2010. Our combined loss and expense ratio was 95.3% in 2012 and 2011 and 89.3% in 2010. The less profitable underwriting results in 2012 and 2011 compared to 2010 were primarily due to a substantially higher impact of catastrophes. The impact of catastrophes accounted for 9.6 percentage points of the combined ratio in 2012 compared with 8.9 percentage points in 2011 and 5.7 percentage points in 2010.

•

During 2012, 2011 and 2010, we experienced overall favorable development of $614 million, $767 million and $746 million, respectively, on loss reserves established as of the previous year end. The favorable development in each year was due primarily to favorable loss experience in certain commercial liability, professional liability and personal insurance classes.

•

Total net premiums written increased by 1% in 2012 and 5% in 2011. The effect of foreign currency translation on total net premium growth was slightly negative in 2012 compared to a slightly positive impact in 2011. Net premiums written in the United States increased by 2% in both 2012 and 2011. Net premiums written outside the United States decreased by 3% in 2012 and increased by 11% in 2011. When measured in local currencies, such premiums grew slightly in 2012 and grew significantly in 2011. In both years, premium growth both inside and outside the United States was limited by our emphasis on underwriting discipline in a highly competitive market and our focus on rate adequacy and profitability for both renewal and new business.

•

Property and casualty investment income after tax decreased by 5% in 2012 and was flat in 2011 in what continued to be a low yield investment environment. Management uses property and casualty investment income after tax, a non-GAAP financial measure, to evaluate its investment results because it reflects the impact of any change in the proportion of tax exempt investment income to total investment income and is therefore more meaningful for analysis purposes than investment income before income tax.

•

Net realized investment gains before tax were $193 million ($125 million after tax) in 2012 compared with $288 million ($187 million after tax) in 2011 and $426 million ($277 million after tax) in 2010. The net realized gains in 2012 were primarily related to fixed maturities and investments in limited partnerships. The net realized gains in 2011 and 2010 were primarily related to investments in limited partnerships.

A summary of our consolidated net income is as follows:

	Years Ended December 31
	2012	2011	2010
	(in millions)
Property and casualty insurance	$2,040	$2,157	$2,782
Corporate and other	(237)	(246)	(220)

Consolidated operating income before income tax	1,803	1,911	2,562
Federal and foreign income tax	383	420	665

Consolidated operating income	1,420	1,491	1,897
Realized investment gains after income tax	125	187	277

Consolidated net income	$1,545	$1,678	$2,174

PROPERTY AND CASUALTY INSURANCE

A summary of the results of operations of our property and casualty insurance business is as follows:

	Years Ended December 31
	2012	2011	2010
	(in millions)
Underwriting
Net premiums written	$11,870	$11,758	$11,236
Increase in unearned premiums	(32)	(114)	(21)

Premiums earned	11,838	11,644	11,215

Losses and loss expenses	7,507	7,407	6,499
Operating costs and expenses	3,756	3,695	3,496
Increase in deferred policy acquisition costs	(3)	(63)	(30)
Dividends to policyholders	30	31	28

Underwriting income	548	574	1,222

Investments
Investment income before expenses	1,518	1,598	1,590
Investment expenses	36	36	32

Investment income	1,482	1,562	1,558

Other income	10	21	2

Property and casualty income before tax	$2,040	$2,157	$2,782

Property and casualty investment income after tax	$1,204	$1,265	$1,261

Property and casualty income before tax was modestly lower in 2012 than in 2011, which in turn was significantly lower than in 2010. The modestly lower income in 2012 compared with 2011 was due primarily to a decrease in investment income. Underwriting income was similar in both years. The lower level of property and casualty income before tax in 2011 compared with 2010 was due to a substantial decrease in underwriting income that was primarily the result of a higher impact of catastrophes during 2011 and a decrease in current accident year underwriting profitability excluding the impact of catastrophes. Investment income was flat in 2011 compared with that in 2010.

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

Net Premiums Written

Net premiums written were $11.9 billion in 2012, $11.8 billion in 2011 and $11.2 billion in 2010. Net premiums written by business unit were as follows:

	Years Ended December 31
	2012	% Increase (Decrease) 2012 vs. 2011	2011	% Increase 2011 vs. 2010	2010
	(dollars in millions)
Personal insurance	$4,125	4%	$3,977	4%	$3,825
Commercial insurance	5,174	2	5,051	8	4,676
Specialty insurance	2,568	(6)	2,720	—	2,727

Total insurance	11,867	1	11,748	5	11,228
Reinsurance assumed	3	*	10	*	8

Total	$11,870	1	$11,758	5	$11,236

*	The change in net premiums written is not presented since this business is in runoff.

Net premiums written increased by 1% in 2012 compared with 2011 and 5% in 2011 compared with 2010. Net premiums written in the United States, which in 2012 represented 74% of our total net premiums, increased by 2% in both 2012 and 2011 compared with the respective prior year. Net premiums written outside the United States, expressed in U.S. dollars, decreased by 3% in 2012 and increased by 11% in 2011. In 2012, foreign currency translation had a negative impact on growth of net premiums written outside the United States, reflecting the impact of the stronger U.S. dollar relative to several currencies in which we wrote business in 2012 compared to 2011. Conversely, in 2011, foreign currency translation had a positive impact on growth of net premiums written outside the United States reflecting the impact of the weaker U.S. dollar relative to several currencies in which we wrote business in 2011 compared to 2010. Measured in local currencies, net premiums written outside the United States grew slightly in 2012 and grew significantly in 2011. The countries outside the United States which were significant contributors to net premiums written in recent years were the United Kingdom, Canada, Brazil, Australia and Germany.

We classify business as written in the United States or outside the United States based on the location of the risk associated with the underlying policies. The method of determining location of risk varies by class of business. Location of risk for property classes is typically based on the physical location of the covered property, while location of risk for liability classes may be based on the main location of the insured, or in the case of the workers’ compensation class, the primary work location of the covered employee.

Net premiums written in the United States increased in 2012 as a result of growth in our personal and commercial insurance segments. Net premiums written in the United States for our specialty insurance segment, of which the predominant component is our professional liability insurance business, decreased in 2012. Growth in our personal insurance business was attributable to new business, strong retention of existing business as well as higher rates and insured exposures upon renewal. While the pricing environment was positive during 2012 in the commercial and professional liability classes, continuing a trend that began during 2011, the positive trend had a more significant impact on growth in our commercial insurance business. Premium growth in our professional liability business remained constrained in 2012 by the continuing effects of the economic downturn and our focus on rate adequacy and profitability in what remains a highly competitive marketplace.

In 2011, overall growth in net premiums written in the United States was due to growth in our commercial insurance segment, which reflected general improvement in the rate environment for this business. Net premiums written in the United States for our personal insurance segment were flat in 2011 compared to 2010. Net premiums written in the United States for our specialty insurance segment decreased modestly in 2011, due to overall slightly lower renewal rates and a decrease in new business compared to 2010.

Average renewal rates for our personal insurance business in the United States were up slightly in 2012, driven by our homeowners business. In 2011, average renewal rates for our personal insurance business in the United States were close to flat compared with 2010.

Overall, average renewal rates in 2012 in the United States were up significantly in both our commercial and professional liability business in comparison to expiring rates. Average renewal rates in 2011 were up modestly in our commercial business but were down slightly in our professional liability business. The amounts of coverage purchased or the insured exposures, both of which are bases upon which we calculate the premiums we charge, remained generally flat in both years compared to the respective prior year. We continued to retain a high percentage of our existing business in our commercial and professional liability classes in both years, but renewal retention levels in 2012 were lower than those in 2011, as we continued to seek renewal rate increases in most of these classes, and take underwriting actions to improve profitability, particularly in some of the professional liability classes. In both years, the overall level of new business was down for these components of our business, reflecting the competitive market as well as our underwriting discipline.

Net premiums written outside the United States decreased modestly in 2012, as slight growth in our personal insurance segment was more than offset by decreases in our commercial and specialty insurance segments. The lack of growth in our business outside the United States was primarily due to a lower level of new business in a weak rate environment for commercial and specialty insurance products and, to a lesser extent, the negative impact of foreign currency translation.

In 2011, net premiums written outside the United States grew in all segments of the business, due in part to the positive impact of foreign currency translation. Particularly strong growth occurred in our personal insurance business outside the United States in 2011.

Average renewal rates for our personal insurance business outside the United States were close to flat in 2012 and 2011. We continued to retain a high percentage of our customers and new business was also positive in both years, but more so in 2011.

Overall, average renewal rates outside the United States were up slightly in 2012 in both the commercial and professional liability components of our business in comparison to expiring rates. Rates were down slightly in 2011 in both components. The amounts of coverage purchased or the insured exposures remained flat in our commercial business in 2012 and were up slightly in 2011 compared to the respective prior year. For our professional liability business, the amounts of coverage purchased were down slightly in both years. We continued to retain a high percentage of our existing commercial and professional liability business in both years, but renewal retention levels in 2012 were lower than those in 2011. The overall level of new business was down in 2012 compared to 2011 for both our commercial and professional liability business. In 2011, the overall level of new business was up in our commercial insurance business and flat in the professional liability business compared to 2010.

The highly competitive market conditions worldwide are likely to continue in 2013. We expect that the positive pricing environment in the United States, which began in 2011 and continued throughout 2012, will continue into 2013. Outside the United States, we expect that the slightly positive pricing environment will continue in 2013. In addition, while there have been signs over the last two years that areas of the global economy have been improving, the improvement has been inconsistent across geographies and industries. If there is sustained improvement in the economy, it should result in a positive impact on premiums, although there is typically a lag between the recovery and any resulting growth in premiums. We expect our net written premiums will be modestly higher in 2013 compared with 2012, assuming average foreign currency to U.S. dollar exchange rates in 2013 remain similar to 2012 year-end levels.

The reinsurance assumed business has been in runoff since the sale of our ongoing reinsurance assumed business in December 2005.

Reinsurance Ceded

Our premiums written are net of amounts ceded to reinsurers who assume a portion of the risk under the insurance policies we write that are subject to reinsurance. Most of our ceded reinsurance arrangements consist of excess of loss and catastrophe contracts that protect against a specified part or all of certain types of losses over stipulated amounts arising from any one occurrence or event. Therefore, unless we incur losses that exceed our initial retention under these contracts, we do not receive any loss recoveries. As a result, in some years, we cede premiums to reinsurance companies and receive few, if any, loss recoveries. However, in a year in which there is a significant catastrophic event, such as Storm Sandy in 2012, or a series of large individual losses, we may receive substantial loss recoveries. The impact of ceded reinsurance on net premiums written and net premiums earned and on net losses and loss expenses incurred for the three years ended December 31, 2012 is presented in Note (9) of the Notes to Consolidated Financial Statements.

The most significant component of our ceded reinsurance program is property reinsurance. We purchase two main types of property reinsurance: catastrophe and property per risk.

For property risks in the United States and Canada, we purchase traditional catastrophe reinsurance, including our primary treaty which we refer to as our North American catastrophe treaty, as well as supplemental catastrophe reinsurance that provides additional coverage for our exposures in the northeastern United States. For certain exposures in the United States, we have also arranged for the purchase of multi-year, collateralized reinsurance funded through the issuance of collateralized risk-linked securities, known as catastrophe bonds. For events outside the United States, we also purchase traditional catastrophe reinsurance.

The North American catastrophe treaty has an initial retention of $500 million and provides coverage for exposures in the United States and Canada of approximately 34% of losses (net of recoveries from other available reinsurance) between $500 million and $900 million and approximately 72% of losses (net of recoveries) between $900 million and $1.65 billion. For certain catastrophic events in the northeastern part of the United States or along the southern U.S. coastline, the combination of the North American catastrophe treaty, supplemental catastrophe reinsurance and/or the catastrophe bond arrangements provide additional coverages as discussed below.

The catastrophe bond arrangements provide reinsurance coverage for specific types of losses in specific geographic locations. They are generally designed to supplement coverage provided under the North American catastrophe treaty. We currently have two catastrophe bond arrangements in effect. We have a $475 million reinsurance arrangement, a portion of which expires in March 2014 and the remainder in March 2015, that provides coverage for our exposure to homeowners and commercial losses related to certain hurricane, earthquake, severe thunderstorm and winter storm loss events in twelve states in the northeastern United States and the District of Columbia. We also have a $150 million reinsurance arrangement that expires in March 2016 that provides coverage for homeowners-related hurricane and severe thunderstorm losses in eight states along the southern U.S. coastline.

For the indicated catastrophic events in the northeastern United States, the combination of the North American catastrophe treaty, the supplemental catastrophe reinsurance and the $475 million catastrophe bond arrangement provides additional coverage of approximately 65% of losses (net of recoveries from other available reinsurance) between $1.65 billion and $3.65 billion.

For hurricane and severe thunderstorm events along the southern U.S. coastline, the $150 million catastrophe bond arrangement provides additional coverage of approximately 50% of homeowners-related hurricane and severe thunderstorm losses (net of recoveries from other available reinsurance) between $850 million and $1.15 billion.

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

In addition to our major property catastrophe and property per risk treaties, we purchase several smaller property treaties that only cover specific classes of business or locations having concentrations of risk.

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

After stabilizing in 2011, reinsurance rates for property risks increased in 2012 due in large part to the significant catastrophe losses incurred worldwide by the insurance industry in 2011. Nevertheless, based on changes in coverage we made upon renewal of the major components of our program, the overall cost of our property reinsurance program was modestly lower in 2012 than in 2011, excluding the reinstatement premium costs associated with Storm Sandy. We do not expect the changes we made to our property reinsurance program during 2012 to have a material effect on the Corporation’s results of operations, financial condition or liquidity.

Our major, traditional property reinsurance treaties expire on April 1, 2013. Although the industry incurred significant catastrophe losses in 2012, particularly in the United States, we expect that reinsurance rates for property risks will vary somewhat in 2013 depending on individual insurers’ and reinsurers’ exposure to Storm Sandy related losses. The final structure of our reinsurance program and amount of coverage purchased, including the mixture of traditional catastrophe reinsurance and collateralized reinsurance coverage funded through the issuance of collateralized risk linked securities, is still being determined and will affect our total reinsurance costs in 2013.

Profitability

The combined loss and expense ratio (or combined ratio), expressed as a percentage, is the key measure of underwriting profitability traditionally used in the property and casualty insurance business. Management evaluates the performance of our underwriting operations and of each of our business units using, among other measures, the combined ratio calculated in accordance with statutory accounting principles. It is the sum of the ratio of losses and loss expenses to premiums earned (loss ratio) plus the ratio of statutory underwriting expenses to premiums written (expense ratio) after reducing both premium amounts by dividends to policyholders. When the combined ratio is under 100%, underwriting results are generally considered profitable; when the combined ratio is over 100%, underwriting results are generally considered unprofitable.

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

Underwriting results were profitable in 2012 and 2011 and highly profitable in 2010. The combined loss and expense ratio for our overall property and casualty business was as follows:

	Years Ended December 31
	2012	2011	2010
Loss ratio	63.6%	63.8%	58.1%
Expense ratio	31.7	31.5	31.2

Combined loss and expense ratio	95.3%	95.3%	89.3%

While the loss ratio in each of the last three years included the negative impact of significant catastrophes, it also reflected favorable loss experience excluding catastrophes that we believe resulted from our disciplined underwriting in recent years, as well as moderate loss trends, particularly in our personal and commercial insurance segments. Results in our specialty insurance business, while profitable, have been adversely affected by the lingering effects of the weak economy in recent years. Results in all three years benefited from favorable prior year loss development. For more information on prior year loss development, see “Property and Casualty Insurance — Loss Reserves, Prior Year Loss Development.”

The loss ratio in 2012 was similar to 2011, as a lower amount of favorable prior year loss development and a slightly higher impact of catastrophes in 2012 were offset by a decrease in the current accident year loss ratio excluding catastrophes. The loss ratio was higher in 2011 compared with 2010 due to a higher impact of catastrophes and a modest increase in the current accident year loss ratio excluding catastrophes.

Our estimated net losses from Storm Sandy were $829 million and we incurred $53 million of reinsurance reinstatement premium costs related to the storm. Our estimated gross losses from Storm Sandy were about $1.1 billion, with almost all of the losses from property claims, both commercial and homeowners, and only a modest impact from automobile and other claims. Our net losses of $829 million were lower than the gross amount due primarily to our traditional property catastrophe treaty and, to a much lesser extent, per risk and quota share reinsurance treaties as well as facultative reinsurance placed on an individual risk basis. While it is possible that our estimate of ultimate gross losses related to Storm Sandy could change in the future, we do not expect that any such change would have a material effect on the Corporation’s consolidated financial condition or liquidity, due to the substantial amount of remaining reinsurance available for this event under a combination of the catastrophe treaty and other components of our property reinsurance program.

In 2012, the net impact of all catastrophes was $1.1 billion, which represented 9.6 percentage points of the combined ratio. We incurred just under $1.1 billion of catastrophe losses and $53 million of related reinsurance reinstatement premium costs. The impact of catastrophes was $1.0 billion in 2011 and $634 million in 2010, which represented 8.9 percentage points and 5.7 percentage points, respectively, of the combined ratio. In 2012, most of the impact of catastrophes was due to Storm Sandy, but there were also catastrophe losses related to other events, including several severe hail and wind storms in the United States. A significant portion of the catastrophe losses in 2011 related to flooding in Australia as well as tornadoes and other storms in the United States, including losses of about $300 million related to Hurricane Irene. A significant portion of the catastrophe losses in 2010 related to numerous storms in the United States and, to a lesser extent, an earthquake in Chile.

The only reinsurance recoverable we had from our primary catastrophe reinsurance treaties during the three year period ended December 31, 2012 was that related to Storm Sandy because there was no other individual catastrophe event for which our losses exceeded our initial retention under the treaties. Under a region-specific property catastrophe reinsurance treaty, we had recoveries of about $60 million of our gross losses related to the earthquake in Chile in 2010.

Our expense ratio increased only slightly in 2012 and 2011 compared with the respective prior year. The increase in the expense ratio from 2010 to 2011 was due primarily to an increase in commissions on business written outside the United States partially offset by overhead expenses increasing at a lower rate than the rate of growth of premiums written. The increase in commissions outside the United States was due primarily to premium growth in classes of business with higher commission rates.

Review of Underwriting Results by Business Unit

Personal Insurance

Net premiums written from personal insurance, which represented 35% of our premiums written in 2012, increased by 4% in both 2012 and 2011 compared with the respective prior year. Net premiums written for the classes of business within the personal insurance segment were as follows:

	Years Ended December 31
	2012	% Increase 2012 vs. 2011	2011	% Increase 2011 vs. 2010	2010
	(dollars in millions)
Automobile	$691	1%	$682	7%	$638
Homeowners	2,554	3	2,477	4	2,382
Other	880	8	818	2	805

Total personal	$4,125	4	$3,977	4	$3,825

Growth in net premiums written in our personal insurance business in 2012 occurred both inside and outside the United States, due in large part to new business, strong retention of existing business as well as higher rates and higher insured exposures upon renewal. In 2012, growth was more significant in the United States than growth outside the United States, which reflected the negative impact of foreign currency translation. Overall growth in net premiums written in our personal insurance business in 2011 was driven by growth outside the United States across all components of this business, due in large part to new business and, to a lesser extent, the positive impact of foreign currency translation. Personal automobile premiums increased slightly in 2012 and substantially in 2011 compared to the respective preceding year. Premium growth for personal automobile business in the United States, which remained a highly competitive marketplace, was modest in both years. Growth for personal automobile business written outside the United States was near flat in 2012, as the negative impact of foreign currency translation offset the new business growth in select locations, compared with strong growth in 2011. Premiums written outside the United States represented approximately 40% of our net premiums written in 2012 for the automobile class worldwide, with a substantial portion written in Brazil. Premiums from our homeowners business increased modestly in both years, with growth occurring both inside and outside the United States. Growth both inside and outside the United States in 2012 reflected higher renewal rates as well as increases in coverage on existing policies. In 2011, growth both inside and outside the United States was due primarily to new business and, to a lesser extent, increases in coverage on existing policies. Premiums from our other personal business, which includes accident and health, excess liability and yacht coverages, increased significantly in 2012 after increasing slightly in 2011. In

2012, growth occurred in our excess liability business, which is predominantly written in the United States, and in our accident and health business, both inside and outside the United States. Growth in 2011 was attributable primarily to an increase in premiums in our excess liability business. Premiums for our accident and health business were flat in 2011 as growth outside the United States, attributable to new business initiatives and, to a lesser extent, the positive effect of foreign currency translation was offset by a significant decrease in premiums written inside the United States, due to our decision to exit and run off the employer health care stop loss component of this business.

Our personal insurance business produced profitable underwriting results in 2012 and 2011 and highly profitable results in 2010. Results were more profitable in 2010 due in part to a lower impact of catastrophe losses. The impact of catastrophes accounted for 13.7 percentage points of the combined loss and expense ratio for our personal business in 2012, compared with 13.1 percentage points in 2011 and 10.2 percentage points in 2010. Most of the catastrophe losses in 2012 related to storms in the United States, particularly Storm Sandy. A significant portion of the catastrophe losses in 2011 and 2010 also related to storms in the United States, including Hurricane Irene in 2011. Results were more profitable in 2012 compared with 2011 due to better results in our homeowners business, driven mainly by improvement in the current accident year loss ratio excluding catastrophes. In addition to the higher impact of catastrophes, results were less profitable in 2011 compared to 2010 due to a higher expense ratio, a higher current accident year loss ratio excluding catastrophes and a lower amount of favorable prior year loss development. The combined loss and expense ratios for the classes of business within the personal insurance segment were as follows:

	Years Ended December 31
	2012	2011	2010
Automobile	93.4%	94.4%	90.8%
Homeowners	94.2	100.2	91.7
Other	95.6	95.7	91.2
Total personal	94.4	98.3	91.5

Our personal automobile results were profitable in 2012 and 2011 and highly profitable in 2010. Results in all three years benefited from moderate claim frequency and favorable prior year loss development.

Homeowners results were profitable in 2012, breakeven in 2011 and highly profitable in 2010. The more profitable results in 2012 compared with 2011 were due to a lower current accident year loss ratio excluding catastrophes, due in part to lower non-catastrophe weather-related losses. The less profitable results in 2011 compared with 2010 were due in large part to a higher impact of catastrophes, as well as a higher impact of non-catastrophe weather-related losses. The impact of catastrophes accounted for 21.0 percentage points of the combined loss and expense ratio for this class in 2012 compared with 20.6 percentage points in 2011 and 15.6 percentage points in 2010.

Our other personal business produced profitable results in each of the past three years, but more so in 2010. The less profitable results in 2012 and 2011 compared to 2010 reflected reduced profitability in the accident and health and excess liability components of this business. Results for our excess liability business, however, were highly profitable in all three years and benefited from favorable prior year loss development, particularly in 2010, as a result of better than expected loss trends. Our yacht business was also highly profitable in each of the past three years. Our accident and health business produced slightly profitable results in 2012 compared with breakeven results in 2011 and profitable results in 2010.

Commercial Insurance

Net premiums written from commercial insurance, which represented 43% of our premiums written in 2012, increased by 2% in 2012 and 8% in 2011 compared with the respective prior year. Net premiums written for the classes of business within the commercial insurance segment were as follows:

	Years Ended December 31
	2012	% Increase (Decrease) 2012 vs. 2011	2011	% Increase 2011 vs. 2010	2010
	(dollars in millions)
Multiple peril	$1,119	(2)%	$1,136	4%	$1,094
Casualty	1,641	—	1,639	7	1,532
Workers’ compensation.	1,014	18	860	14	756
Property and marine	1,400	(1)	1,416	9	1,294

Total commercial	$5,174	2	$5,051	8	$4,676

In 2012, premium growth in our commercial insurance business was driven by an increase in business written in the United States. Net premiums written outside the United States decreased modestly in 2012 compared with 2011, due in part to the negative impact of foreign currency translation. Overall, premium growth for our commercial insurance business reflected improved pricing. Premium growth was limited in several classes of business, however, by a market that remained highly competitive and offered only limited attractive new business opportunities. The positive overall rate environment, which began in 2011, continued throughout 2012, particularly in the United States. Improvement in the rate environment outside the United States has generally been slower and continued to lag the United States. Average renewal rates in the United States were up significantly in 2012, with increases occurring in all major classes of our business. Average renewal rates outside the United States increased only slightly in 2012. Retention levels of our existing policyholders remained strong in 2012, but were down from those in 2011, both inside and outside the United States. The decline in retention was largely due to both our effort to increase rates and our non-renewal of some underperforming accounts and some property business in catastrophe exposed areas. The average renewal exposure change was close to flat in 2012, both inside and outside the United States. The amount of new business was down in 2012 compared with 2011, both inside and outside the United States, as we continued to maintain our underwriting discipline and our focus on obtaining adequate rates in the competitive market.

In 2011, premium growth occurred in all classes of our commercial insurance business. Growth occurred both inside and outside the United States. Premium growth outside the United States benefited modestly from the impact of foreign currency translation. Overall premium growth reflected higher rates, new business opportunities and slightly higher amounts of audit and endorsement premiums in a market that was highly competitive. In 2011, there was improvement in the overall rate environment, particularly in the United States, throughout the year. Average renewal rates in the United States increased over those in 2010 for all major classes of our commercial business. In 2011, the average renewal exposure change was flat in the United States and up slightly outside the United States. Retention levels of our existing policyholders remained strong and new business volume was up modestly in 2011 compared with 2010, driven by activity outside the United States.

Our commercial insurance business produced near breakeven underwriting results in 2012 and 2011 compared to profitable results in 2010. Results in all three years benefited from favorable loss experience, disciplined risk selection and appropriate terms and conditions in recent years. The 2012 results benefited from a lower current accident year loss ratio excluding catastrophes compared with 2011, but this was largely offset by a reduced amount of favorable prior year reserve development. The less profitable results in 2012 and 2011 compared to 2010 were mainly due to a higher impact of catastrophes. The impact of catastrophes accounted for 11.4 percentage points of the combined loss and expense ratio for our commercial insurance business in 2012, compared with 10.5 percentage points in 2011 and 5.4 percentage points in 2010. The less profitable results in 2011 compared with 2010 were also due to a higher current accident year loss ratio excluding catastrophes.

The combined loss and expense ratios for the classes of business within commercial insurance were as follows:

	Years Ended December 31
	2012	2011	2010
Multiple peril	93.7%	101.5%	94.7%
Casualty	92.1	87.9	91.7
Workers’ compensation	93.7	93.2	93.4
Property and marine	115.0	114.7	90.5
Total commercial	99.0	99.3	92.3

Multiple peril results were profitable in 2012 and 2010 compared with slightly unprofitable results in 2011. The profitable results in 2012 compared with the unprofitable results in 2011 were due primarily to a lower impact of catastrophes and a lower current accident year loss ratio excluding catastrophes in the property component of this business, offset in part by less profitable results in the liability component. The unprofitable results in 2011 compared with the profitable results in 2010 were mainly due to a higher impact of catastrophes in the property component, offset in part by more profitable results in the liability component due to a higher amount of favorable prior year loss development. The impact of catastrophes accounted for 10.9 percentage points of the combined loss and expense ratio for the multiple peril class in 2012 compared with 15.1 percentage points in 2011 and 10.3 percentage points in 2010. The property component reflected moderate non-catastrophe losses in all three years, particularly outside the United States in 2010.

Results for our casualty business were profitable in each of the past three years, particularly in 2011. Results for the automobile component of our casualty business were near breakeven in 2012 compared with profitable results in 2011 and 2010. Automobile results were more profitable in 2011 compared with 2012 and 2010 mainly due to a higher amount of favorable prior year loss development. Results for the primary liability component of this business were unprofitable in 2012. Results for this component were profitable in 2011 and 2010, but more so in 2011. Primary liability results deteriorated in 2012 compared with 2011 and 2010 partly due to an increase in the frequency of large reported losses, many of which related to prior accident years. Conversely, results in 2011 benefited from a significant amount of favorable prior year loss development. Results for the excess liability component were increasingly profitable in each of the past three years. Excess liability results in all three years benefited from substantial favorable prior year loss development mainly due to lower than expected claim severity. Results for our casualty business were adversely affected in the last three years by incurred losses related to toxic waste claims and asbestos claims. Our analysis of these exposures resulted in increases in the estimate of our ultimate liabilities. Such losses represented 3.4 percentage points of the combined ratio for this business in 2012, 4.0 percentage points in 2011 and 2.7 percentage points in 2010.

Workers’ compensation results were profitable in each of the past three years reflecting our disciplined risk selection during the past several years. Results in 2011 benefited from modest favorable prior year loss development.

Property and marine results were highly unprofitable in 2012 and 2011 compared with highly profitable results in 2010. The unprofitable results in 2012 and 2011 were primarily due to a higher impact of catastrophes. The impact of catastrophes accounted for 31.6 percentage points of the combined loss and expense ratio in 2012 compared with 24.9 percentage points in 2011 and 8.9 percentage points in 2010. Excluding the impact of catastrophes, the combined ratio was 83.4%, 89.8% and 81.6% in 2012, 2011 and 2010, respectively. On this basis, the improved results in 2012 compared to 2011 primarily reflected a lower current accident year loss ratio excluding catastrophes, partly due to a lower frequency of losses. The less profitable results in 2011 compared to 2010, excluding the impact of catastrophes, primarily reflected a higher current accident year loss ratio excluding catastrophes, partly due to a higher frequency of large losses.

Specialty Insurance

Net premiums written from specialty insurance, which represented 22% of our premiums written in 2012, decreased by 6% in 2012 and were flat in 2011 compared with the respective prior year. Net premiums written for the classes of business within the specialty insurance segment were as follows:

	Years Ended December 31
	2012	% Decrease 2012 vs. 2011	2011	% Increase 2011 vs. 2010	2010
	(dollars in millions)
Professional liability.	$2,273	(5)%	$2,388	—%	$2,398
Surety	295	(11)	332	1	329

Total specialty	$2,568	(6)	$2,720	—	$2,727

Net premiums written in our professional liability business decreased by 5% in 2012 and were flat in 2011 compared with the respective prior year. Net premiums written in the United States decreased modestly in both years. Net premiums written outside the United States also decreased in 2012 but increased in 2011. Premium growth in our professional liability business remained constrained in both years by the continuing effects of the economic downturn in recent years and our focus on profitability rather than premium volume in what remains a highly competitive marketplace. Nevertheless, there was improvement in the overall rate environment, particularly in the United States, that began in late 2011 and continued throughout 2012. During this period, we pursued rate increases on our professional liability business to address margin compression experienced in these classes of business in recent years. Retention levels for this business remained strong, but declined modestly in 2012 compared to those in recent years as a result of our rate increase initiative, particularly in the United States. New business declined in both years in the United States. New business also declined outside the United States in 2012 but was flat in 2011. The decline in retention levels and new business volume in 2012 is consistent with our desire to selectively reduce our exposure in some customer segments where current rate levels are not attractive, as well as our commitment to maintaining underwriting discipline in this environment.

Average renewal rates for our professional liability business were up significantly in the United States in 2012, after declining slightly in 2011. The average rate of increase grew throughout 2012. The most significant increases in 2012 occurred in the directors and officers liability and employment practices liability lines of business. Average renewal rates outside the United States were up slightly in 2012 after a modest decline in 2011.

Net premiums written in our surety business declined significantly in 2012 and increased only slightly in 2011 compared to the respective prior year. In both years, net premiums written in the United States decreased, due to the effects of the weak economic conditions that resulted in fewer contracts requiring a surety bond being awarded to our existing customers that operate in the construction industry. Net written premiums written outside the United States increased in both years.

Our specialty insurance business produced profitable underwriting results in 2012 and highly profitable results in 2011 and 2010. The combined loss and expense ratios for the classes of business within specialty insurance were as follows:

	Years Ended December 31
	2012	2011	2010
Professional liability	96.7%	89.9%	87.8%
Surety	51.4	49.1	41.3
Total specialty	91.3	85.1	82.2

Our professional liability business produced profitable results in 2012 and highly profitable results in 2011 and 2010. The less profitable results in 2012 compared with 2011 and 2010 were due to a higher current accident year combined ratio and to a lower amount of favorable prior year loss development, particularly outside the United States. The fiduciary liability class produced highly profitable results in each of the past three years. Results for the directors and officers liability class were also highly profitable in all three years, but more so in 2011 and 2010. Results for both the fiduciary liability and directors and officers liability classes reflected favorable prior year loss development in each of the past three years. For the fidelity class, results were unprofitable in 2012. Results for this class were profitable in 2011 and 2010, but more so in 2010. The less profitable results in each successive year reflected increased large loss activity resulting from alleged third party and insured-employee criminal activity. Results for the employment practices liability class were highly unprofitable in 2012 compared with near breakeven results in 2011 and highly profitable results in 2010. The less profitable results in 2012 and 2011 in this class were due to deterioration in the current accident year loss ratio relative to the respective prior year. Results in 2012 also reflected unfavorable prior year loss development, while results in 2010 benefited from favorable prior year loss development. Employment practices liability claims have been more numerous and protracted in recent years due primarily to the effect of the economic downturn and higher unemployment levels during that time. Our errors and omissions liability business produced highly unprofitable results in each of the past three years, reflecting unfavorable prior year loss development and generally elevated claim frequency levels in recent years, particularly outside the United States.

Collectively, the results for the professional liability classes benefited from favorable prior year loss development in the past three years, but less so in each successive year, driven mainly by positive loss experience related to accident years 2008 and prior. The current accident year combined ratio in our professional liability business was slightly above breakeven in 2012 and near breakeven in 2011 and 2010. The higher current accident year combined ratio in 2012 was attributable to adverse loss trends in certain classes within this component of our business.

Our surety business produced highly profitable results in each of the past three years due to favorable loss experience. Our surety business tends to be characterized by losses that are infrequent but have the potential to be highly severe. When losses occur, they are sometimes mitigated by recovery rights to the customer’s assets, contract payments, collateral and bankruptcy recoveries.

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

As this business is in runoff, net premiums written from our reinsurance assumed business were not significant during the past three years. Reinsurance assumed results were profitable in each of the past three years. Results in each year benefited from favorable prior year loss development.

Catastrophe Risk Management

Our property and casualty subsidiaries have exposure to losses caused by natural perils such as hurricanes and other windstorms, earthquakes, severe winter weather and brush fires as well as from man-made catastrophic events such as terrorism. The frequency and severity of catastrophes are inherently unpredictable.

Natural Catastrophes

The extent of losses from a natural catastrophe is a function of both the total amount of insured exposure in an area affected by the event and the severity of the event. We regularly assess our concentrations of risk in natural catastrophe exposed areas globally and have strategies and underwriting standards to manage these exposures through individual risk selection, subject to regulatory constraints, and through the purchase of catastrophe reinsurance coverage. We use catastrophe modeling and a risk concentration management tool to monitor and control our accumulations of potential losses in natural catastrophe exposed areas in the United States, such as California and the gulf and east coasts, as well as in natural catastrophe exposed areas in other countries. The information provided by the catastrophe modeling and the risk concentration management tool has resulted in our non-renewing some accounts and refraining from writing others.

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

We also continue to actively explore and analyze credible scientific evidence, including the potential impact of global climate change, that may affect our ability to manage our exposure under the insurance policies we issue as well as the impact that laws and regulations intended to combat climate change may have on us.

Despite our efforts to manage our catastrophe exposure, the occurrence of one or more severe natural catastrophic events could have a material effect on the Corporation’s results of operations, financial condition or liquidity.

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

As a precondition to recovery under TRIA, insurance companies with direct commercial insurance exposure in the United States for TRIA lines of business are required to make insurance for covered acts of terrorism available under their policies. In the event of an act of terrorism, each insurer has a separate deductible that it must meet before federal assistance becomes available. The deductible is based on a percentage of direct U.S. earned premiums for the covered lines of business in the previous calendar year. For 2013, that deductible is 20% of direct premiums earned in 2012 for these lines of business. For losses above the deductible, the federal government will pay for 85% of covered losses, while the insurer retains 15%. There is a combined annual aggregate limit for the federal government and all insurers of $100 billion. If acts of terrorism result in covered losses exceeding the $100 billion annual limit, insurers are not liable for additional losses. While we expect the provisions of TRIA will mitigate our exposure in the event of a large-scale terrorist attack, our deductible is substantial, approximating $1.0 billion in 2013.

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

Incurred but not reported (IBNR) reserve estimates are generally calculated by first projecting the ultimate cost of all claims that have occurred and then subtracting reported losses and loss expenses. Reported losses include cumulative paid losses and loss expenses plus case reserves. The IBNR reserve includes a provision for claims that have occurred but have not yet been reported to us, some of which are not yet known to the insured, as well as a provision for future development on reported claims. A relatively large proportion of our net loss reserves, particularly for long tail liability classes, are reserves for IBNR losses. In fact, about 70% of our aggregate net loss reserves at December 31, 2012 were for IBNR losses.

Our gross case and IBNR loss reserves and related reinsurance recoverable by class of business were as follows:

	Gross Loss Reserves			Reinsurance Recoverable	Net Loss Reserves
December 31, 2012	Case	IBNR	Total
	(in millions)
Personal insurance
Automobile	$265	$146	$411	$24	$387
Homeowners	437	589	1,026	128	898
Other	369	687	1,056	130	926

Total personal	1,071	1,422	2,493	282	2,211

Commercial insurance
Multiple peril	598	1,257	1,855	56	1,799
Casualty	1,504	5,339	6,843	358	6,485
Workers’ compensation	963	1,862	2,825	218	2,607
Property and marine	825	940	1,765	449	1,316

Total commercial	3,890	9,398	13,288	1,081	12,207

Specialty insurance
Professional liability	1,440	6,095	7,535	385	7,150
Surety	28	59	87	4	83

Total specialty	1,468	6,154	7,622	389	7,233

Total insurance	6,429	16,974	23,403	1,752	21,651
Reinsurance assumed	193	367	560	189	371

Total	$6,622	$17,341	$23,963	$1,941	$22,022

	Gross Loss Reserves			Reinsurance Recoverable	Net Loss Reserves
December 31, 2011	Case	IBNR	Total
	(in millions)
Personal insurance
Automobile	$269	$151	$420	$16	$404
Homeowners	431	349	780	11	769
Other	392	649	1,041	139	902

Total personal	1,092	1,149	2,241	166	2,075

Commercial insurance
Multiple peril	600	1,169	1,769	34	1,735
Casualty	1,388	5,229	6,617	343	6,274
Workers’ compensation	913	1,669	2,582	190	2,392
Property and marine	896	558	1,454	336	1,118

Total commercial	3,797	8,625	12,422	903	11,519

Specialty insurance
Professional liability	1,498	6,098	7,596	416	7,180
Surety	27	54	81	6	75

Total specialty	1,525	6,152	7,677	422	7,255

Total insurance	6,414	15,926	22,340	1,491	20,849
Reinsurance assumed	240	488	728	248	480

Total	$6,654	$16,414	$23,068	$1,739	$21,329

Loss reserves, net of reinsurance recoverable, increased by $693 million or 3% in 2012. The effect of catastrophes increased loss reserves by $366 million. Loss reserves related to our insurance business increased by $802 million. Loss reserves related to our reinsurance assumed business, which is in runoff, decreased by $109 million.

Total gross loss reserves related to our insurance business increased by $1.1 billion in 2012, almost all of which was an increase in IBNR reserves. The largest increases in gross IBNR reserves were in the homeowners and property and marine classes driven primarily by higher catastrophe-related loss reserves attributable to Storm Sandy. Gross IBNR reserves also increased in the casualty and workers’ compensation classes, where case reserves increased as well, partly due to increased exposures. Reinsurance recoverable related to our insurance business increased by $261 million in 2012, driven by significant increases in expected recoveries in the homeowners and property and marine classes related to gross losses from Storm Sandy.

In establishing the loss reserves of our property and casualty subsidiaries, we consider facts currently known and the present state of the law and coverage litigation. Based on all information currently available, we believe that the aggregate loss reserves at December 31, 2012 were adequate to cover claims for losses that had occurred as of that date, including both those known to us and those yet to be reported. However, as described below, there are significant uncertainties inherent in the loss reserving process. It is therefore possible that management’s estimate of the ultimate liability for losses that had occurred as of December 31, 2012 may change, which could have a material effect on the Corporation’s results of operations and financial condition.

Estimates and Uncertainties

The process of establishing loss reserves is complex and imprecise as it must take into consideration many variables that are subject to the outcome of future events. As a result, informed subjective estimates and judgments as to our ultimate exposure to losses are an integral component of our loss reserving process.

Given the inherent complexity of the loss reserving process and the potential variability of the assumptions used, the actual emergence of losses could vary, perhaps substantially, from the estimate of losses included in our financial statements, particularly in those instances where settlements do not occur until well into the future. Our net loss reserves at December 31, 2012 were $22.0 billion. Therefore, a relatively small percentage change in the estimate of net loss reserves would have a material effect on the Corporation’s results of operations.

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

Reserves for the professional liability classes other than fidelity were $6.7 billion, net of reinsurance, at December 31, 2012. Based on a review of our loss experience, if the loss development factor for each accident year changed such that the cumulative loss development factor for the most recent accident year changed by 10%, we estimate that the net reserves for professional liability classes other than fidelity would change by approximately $650 million, in either direction. This degree of change in the reported loss development pattern is within the historical variation around the averages in our data.

Reserves for commercial excess liability (excluding asbestos and toxic waste claims) were $3.1 billion, net of reinsurance, at December 31, 2012. These reserves are included within commercial casualty. Based on a review of our loss experience, if the loss development factor for each accident year changed such that the cumulative loss development factor for the most recent accident year changed by 20%, we estimate that the net reserves for commercial excess liability would change by approximately $375 million, in either direction. This degree of change in the reported loss development pattern is within the historical variation around the averages in our data.

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

We believe that the loss reserves carried at December 31, 2012 for asbestos and toxic waste claims were adequate. However, given the judicial decisions and legislative actions that have broadened the scope of coverage and expanded theories of liability in the past and the possibilities of similar interpretations in the future, it is possible that our estimate of loss reserves relating to these exposures may increase in future periods as new information becomes available and as claims develop.

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

New asbestos claims and new exposures on existing claims have continued despite the fact that usage of asbestos has declined since the mid-1970s. Many claimants were exposed to multiple asbestos products over an extended period of time. As a result, claim filings typically name dozens of defendants. The plaintiffs’ bar has solicited new claimants through extensive advertising and through asbestos medical screenings. A vast majority of asbestos bodily injury claims have been filed by claimants who do not show any signs of asbestos related disease. New asbestos cases are often filed in those jurisdictions with a reputation for judges and juries that are extremely sympathetic to plaintiffs.

Approximately 95 manufacturers and distributors of asbestos products have filed for bankruptcy protection as a result of asbestos related liabilities. A bankruptcy sometimes involves an agreement to a plan between the debtor and its creditors, including the creation of a trust to pay current and future asbestos claimants for their injuries. Although the debtor is negotiating in part with its insurers’ money, insurers are generally given only limited opportunity to be heard. In addition to contributing to the overall number of claims, bankruptcy proceedings not only result in increased settlement demands against remaining solvent defendants, but also create the potential for recoveries from multiple trusts by the same claimant for the same alleged injuries.

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

•	A number of jurisdictions have passed or are considering legislation that will require fuller disclosure by plaintiffs of amounts received from asbestos bankruptcy trusts.

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

In establishing our asbestos reserves, we evaluate the exposure presented by each insured. As part of this evaluation, we consider a variety of factors including: the available insurance coverage; limits and deductibles; the jurisdictions involved; the number of claimants; the disease mix exhibited by the claimants; the past settlement values of similar claims; the potential role of other insurance, particularly underlying coverage below our excess liability policies; potential bankruptcy impact; relevant judicial interpretations; and applicable coverage defenses, including asbestos exclusions.

Various U.S. federal proposals to solve the ongoing asbestos litigation crisis have been considered by the U.S. Congress over the years, but none have yet been enacted. The prospect of federal asbestos reform legislation remains uncertain. As a result, we have assumed a continuation of the current legal environment with no benefit from any federal asbestos reform legislation.

Our actuaries and claim personnel perform periodic analyses of our asbestos related exposures. The analyses during 2012 and 2011 noted modest adverse developments related to a small number of accounts. Based on these developments, we increased our net asbestos loss reserves by $28 million in 2012 and $22 million in 2011. The analyses during 2010 noted no significant developments that required a change in our estimate of ultimate liabilities related to asbestos claims.

The following table presents a reconciliation of the beginning and ending loss reserves related to asbestos claims.

	Years Ended December 31
	2012	2011	2010
	(in millions)
Gross loss reserves, beginning of year	$627	$658	$728
Reinsurance recoverable, beginning of year	22	27	39

Net loss reserves, beginning of year	605	631	689
Net incurred losses	28	22	—
Net losses paid	44	48	58

Net loss reserves, end of year	589	605	631
Reinsurance recoverable, end of year	19	22	27

Gross loss reserves, end of year	$608	$627	$658

At December 31, 2012, $331 million of the net asbestos loss reserves were IBNR reserves.

The following table presents the number of policyholders for whom we have open asbestos case reserves and the related net loss reserves at December 31, 2012 as well as the net losses paid during 2012 by component.

	Number of Policyholders	Net Loss Reserves	Net Losses Paid
		(in millions)
Traditional defendants	14	$141	$7
Peripheral defendants and all other	365	341	37
Future claims from unknown policyholders		107

		$589	$44

Significant uncertainty remains as to our ultimate liability related to asbestos related claims. This uncertainty is due to several factors including:

•	the long latency period between asbestos exposure and disease manifestation and the resulting potential for involvement of multiple policy periods for individual claims;

•	plaintiffs’ expanding theories of liability and increased focus on peripheral defendants;

•	the volume of claims by unimpaired plaintiffs and the extent to which they can be precluded from making claims;

•	the volume of claims by severely impaired plaintiffs, such as those with mesothelioma, and the size of settlements and judgments received by those plaintiffs;

•	the efforts by insureds to claim the right to non-products coverage not subject to aggregate limits;

•	the number of insureds seeking bankruptcy protection as a result of asbestos related liabilities;

•	the ability of claimants to bring a claim in a state in which they have no residency or exposure;

•	the impact of the exhaustion of primary limits and the resulting increase in claims on excess liability policies we have issued;

•	inconsistent court decisions and diverging legal interpretations; and

•	the possibility, however remote, of federal legislation that would address the asbestos problem.

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

Most PRPs named to date are parties who have been generators, transporters, past or present landowners or past or present site operators. These PRPs had proper government authorization in many instances. However, relative fault has not been a factor in establishing liability. While the volume of new claims is significantly reduced from the activity in the 1980s, PRPs continue to tender claims to insurers on newly identified hazardous waste sites. Insurance policies issued to PRPs were not intended to cover claims arising from gradual pollution. Since 1986, most policies have specifically excluded such exposures.

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

In each of the past three years, the analysis of our toxic waste exposures indicated that some of our insureds had become responsible for the remediation of additional polluted sites and that, as clean up standards continue to evolve as a result of technology advances, the estimated cost of remediation of certain sites had increased. Defense costs associated with some of these cases have also increased. Based on these developments, we increased our net toxic waste loss reserves by $55 million in 2012, $50 million in 2011 and $61 million in 2010.

The following table presents a reconciliation of our beginning and ending loss reserves, net of reinsurance recoverable, related to toxic waste claims. The reinsurance recoverable related to these claims is minimal.

	Years Ended December 31
	2012	2011	2010
	(in millions)
Reserves, beginning of year	$261	$248	$215
Incurred losses	55	50	61
Losses paid	48	37	28

Reserves, end of year	$268	$261	$248

At December 31, 2012, $195 million of the net toxic waste loss reserves were IBNR reserves.

Reinsurance Recoverable. Reinsurance recoverable is the estimated amount recoverable from reinsurers related to the losses we have incurred. At December 31, 2012, reinsurance recoverable included $163 million recoverable with respect to paid losses and loss expenses, which is included in other assets, and $1.9 billion recoverable on unpaid losses and loss expenses, including reinsurance losses incurred but not reported. Approximately $275 million of reinsurance recoverable on unpaid losses and loss expenses at December 31, 2012 related to losses associated with Storm Sandy. None of the reinsurance recoverable on unpaid losses and loss expenses is currently due for collection.

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

We are selective in regard to our reinsurers, placing reinsurance with only those reinsurers that we believe have strong balance sheets and superior underwriting ability. We monitor the financial strength of our reinsurers and our concentration of risk with reinsurers on an ongoing basis. We obtain collateral from certain of our reinsurers in the form of letters of credit, trust agreements and cash advances, in order to mitigate potential collectibility exposure. The total amount of collateral held at December 31, 2012 related to reinsurance recoverable on paid and unpaid losses and loss expenses was $634 million. As of December 31, 2012, the largest amount of reinsurance recoverable on paid and unpaid losses and loss expenses from any individual reinsurer represented less than 1.5% of shareholders’ equity. Nevertheless, in recent years, certain of our reinsurers have experienced financial difficulties or exited the reinsurance business. In addition, we may become involved in coverage disputes with our reinsurers. A provision for estimated uncollectible reinsurance is recorded based on periodic evaluations of balances due from reinsurers, the financial condition of the reinsurers, coverage disputes and other relevant factors, including collateral held.

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

A reconciliation of our beginning and ending loss reserves, net of reinsurance, for the three years ended December 31, 2012 is as follows:

	Years Ended December 31
	2012	2011	2010
	(in millions)
Net loss reserves, beginning of year	$21,329	$20,901	$20,786

Net incurred losses and loss expenses related to
Current year	8,121	8,174	7,245
Prior years	(614)	(767)	(746)

	7,507	7,407	6,499

Net payments for losses and loss expenses related to
Current year	2,323	2,746	2,280
Prior years	4,493	4,300	4,074

	6,816	7,046	6,354

Foreign currency translation effect	2	67	(30)

Net loss reserves, end of year	$22,022	$21,329	$20,901

During 2012, we experienced overall favorable prior year development of $614 million, which represented 2.9% of the net loss reserves as of December 31, 2011. This compares with favorable prior year development of $767 million during 2011, which represented 3.7% of the net loss reserves at December 31, 2010, and favorable prior year development of $746 million during 2010, which represented 3.6% of the net loss reserves at December 31, 2009. Such favorable development was reflected in operating results in these respective years.

The following table presents the overall prior year loss development for the three years ended December 31, 2012 by accident year.

	Calendar Year (Favorable) Unfavorable Development
Accident Year	2012	2011	2010
	(in millions)
2011	$26
2010	(49)	$44
2009	(89)	(91)	$(38)
2008	(131)	(181)	(138)
2007	(147)	(184)	(183)
2006	(115)	(178)	(139)
2005	(56)	(98)	(147)
2004	(68)	(78)	(105)
2003	(24)	(19)	(46)
2002 and prior	39	18	50

	$(614)	$(767)	$(746)

The net favorable development of $614 million in 2012 was due to various factors: The most significant factors were:

•

We experienced favorable development of about $250 million in the aggregate in the personal and commercial liability classes. The most significant favorable development occurred in accident years 2006 to 2009, which more than offset adverse development in accident years 2002 and prior, which included $83 million of incurred losses related to asbestos and toxic waste claims. The overall frequency and severity of prior period liability claims were lower than expected and the effects of underwriting changes that affected these years have been more positive than expected, especially in the commercial excess liability class. These factors were reflected in the determination of the carried loss reserves for these classes at December 31, 2012.

•

We experienced overall favorable development of about $200 million in the professional liability classes other than fidelity. This favorable development was driven by the directors and officers liability and fiduciary liability classes, partially offset by adverse development in the errors and omissions liability and employment practices liability classes. Overall, the reported loss activity was less than expected, with aggregate favorable emergence from accident years 2008 and prior partly offset by some adverse emergence in the more recent accident years. This development was recognized as one among many factors in the determination of loss reserves at December 31, 2012. Among other important factors were the continued uncertainty from the crisis in the financial markets and its aftermath, the effects of the ensuing economic downturn and other recent industry litigation dynamics, as well as the reversal in 2012 of the previous general downward trend in prices.

•

We experienced favorable development of about $125 million in the aggregate in the personal and commercial property classes, mostly related to the 2007 through 2011 accident years. The severity and frequency of late developing property claims that emerged during 2012 were lower than expected, including those related to catastrophes, and the development of existing case reserves was more favorable than expected. Because the incidence of large property losses is subject to a considerable element of fortuity, reserve estimates for these claims are based on an analysis of past loss experience on average over a period of years. As a result, this factor had a relatively modest effect on our determination of carried property loss reserves at December 31, 2012.

•

We experienced unfavorable development of about $60 million in the fidelity class due to higher than expected reported loss emergence, related mostly to accident years 2008 through 2010. Loss reserve estimates at the end of 2011 included an expectation of less prior year loss activity than actually occurred in 2012. This activity was driven by case developments on a relatively small number of claims related to the recent economic and financial environment. This continued adverse development was reflected in the determination of carried fidelity loss reserves at December 31, 2012.

•	We experienced favorable development of about $45 million in the runoff of our reinsurance assumed business due primarily to better than expected reported loss activity from cedants.

•

We experienced favorable development of about $40 million in the personal automobile business due primarily to lower than expected frequency of prior period claims. This factor was reflected in our determination of carried loss reserves for this business at December 31, 2012.

•

We experienced favorable development of about $25 million in the surety business due to lower than expected loss emergence in recent accident years. Loss reserve estimates at the end of 2011 included an expectation of more late reported losses than actually occurred in 2012. However, since the experience in this business is volatile and we would still expect such losses to occur over time, the favorable development in 2012 was given only modest weight in our determination of carried surety loss reserves at December 31, 2012.

The net favorable development of $767 million in 2011 was also due to various factors. The most significant factors were:

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

In Item 1 of this report, we present an analysis of our consolidated loss reserve development on a calendar year basis for each of the ten years prior to 2012. The variability in reserve development over the ten year period illustrates the uncertainty of the loss reserving process. Conditions and trends that have affected reserve development in the past will not necessarily recur in the future. It is not appropriate to extrapolate future favorable or unfavorable reserve development based on amounts experienced in prior years.

Our U.S. property and casualty subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities. These annual statements include an analysis of loss reserves, referred to as Schedule P, that presents accident year loss development information by line of business for the nine years prior to 2012. It is our intention to post the Schedule P for our combined U.S. property and casualty subsidiaries on our website as soon as it becomes available.

Investment Results

Property and casualty investment income before taxes decreased by 5% in 2012 compared with 2011 and was flat in 2011 compared with 2010. In 2012, the decrease was primarily due to a modest decline in average yields on our investment portfolio. In 2011, the slightly positive impact of currency fluctuation on income from our investments denominated in currencies other than the U.S. dollar was offset by the impact of lower average yields on our investment portfolio. In 2012 and 2011, the decrease in the average yield of our investment portfolio primarily resulted from lower reinvestment yields on fixed maturity securities that matured, were redeemed by the issuer or were sold during the year. Growth in property and casualty investment income before taxes was limited as a result of our property and casualty subsidiaries holding a similar amount of average invested assets in 2012, 2011 and 2010. Despite the substantial operating cash generated during each of the past three years, average invested assets were similar in the three years as a result of substantial dividends distributed by the property and casualty subsidiaries to Chubb during the period.

The effective tax rate on our investment income was 18.8% in 2012 compared with 19.0% in 2011 and 19.1% in 2010. The effective tax rate fluctuates as the proportion of tax exempt investment income relative to total investment income changes from period to period.

On an after-tax basis, property and casualty investment income decreased by 5% compared to 2011 and was flat in 2011 compared to 2010. The after-tax annualized yield on the investment portfolio that supports our property and casualty insurance business was 3.12% in 2012 compared with 3.25% in 2011 and 3.29% in 2010.

If both investment yields and average foreign currency to U.S. dollar exchange rates are similar in 2013 to 2012 year-end levels, property and casualty investment income after taxes for 2013 is expected to decline. This expected decline results from the effect of investing funds from securities that matured in 2012 in securities with yields lower than the yields of the maturing securities, and the expectation that this pattern will continue in 2013. The expected decline includes the positive impact of a slightly higher amount of average invested assets estimated to be held during 2013, based on expectations of cash flows during the year.

Other Income and Charges

Other income and charges, which includes miscellaneous income and expenses of the property and casualty subsidiaries, was income of $10 million in 2012 compared with income of $21 million and $2 million in 2011 and 2010, respectively. The income in 2012 and 2011 primarily included income from several small property and casualty insurance companies in which we have an interest.

CORPORATE AND OTHER

Corporate and other comprises investment income earned on corporate invested assets, interest expense and other expenses not allocated to our operating subsidiaries and the results of our non-insurance subsidiaries.

Corporate and other produced a loss before taxes of $237 million in 2012 compared with losses of $246 million and $220 million in 2011 and 2010, respectively. The lower loss in 2012 compared to 2011 was primarily due to lower interest expense resulting from the repayment of $400 million of outstanding notes upon maturity in November 2011. The higher loss in 2011 compared to 2010 was primarily due to lower investment income in 2011. Investment income in 2010 included a $20 million special dividend received on an equity security investment.

Chubb Financial Solutions

Chubb Financial Solutions (CFS), a wholly owned subsidiary of Chubb, participated in derivative financial instruments and has been in runoff since 2003. Since that date, CFS has terminated early or run off nearly all of its contractual obligations under its derivative contracts. At December 31, 2012, CFS’s remaining derivative contracts were insignificant. A derivative contract linked to an equity market index terminated in 2012, as expected.

CFS’s aggregate exposure, or retained risk, from its remaining derivative contracts is referred to as notional amount. Notional amounts are used to calculate the exchange of contractual cash flows and are not necessarily representative of the potential for gain or loss. Notional amounts are not recorded on the balance sheet.

The notional amount under the remaining contracts was about $90 million and we estimate the fair value of our future obligations was about $2 million at December 31, 2012.

REALIZED INVESTMENT GAINS AND LOSSES

Net realized investment gains and losses were as follows:

	Years Ended December 31
	2012	2011	2010
	(in millions)
Net realized gains (losses)
Fixed maturities	$104	$31	$72
Equity securities	68	73	49
Other invested assets	66	207	316

	238	311	437

Other-than-temporary impairment losses
Fixed maturities	(5)	(1)	(5)
Equity securities	(40)	(22)	(6)

	(45)	(23)	(11)

Realized investment gains before tax	$193	$288	$426

Realized investment gains after tax	$125	$187	$277

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

The net realized gains and losses of other invested assets represent primarily the aggregate of realized gain distributions to us from the limited partnerships in which we have an interest and changes in our equity in the net assets of those partnerships based on valuations provided to us by the manager of each partnership. Due to the timing of our receipt of valuation data from the investment managers, the value of these investments and any related realized gains and losses are generally reported on a one quarter lag. The net realized gains of the limited partnerships reported in 2012 primarily reflected the strong performance of the U.S. equity and high yield investment markets in the first and third quarters of 2012, partially offset by the negative performance of several non-U.S. equity markets, particularly in Asia, in the fourth quarter of 2011 and the global equity markets in the second quarter of 2012. The net realized gains of the limited partnerships reported in 2011 reflected the strong performance of the equity and high yield investment markets in the fourth quarter of 2010 and in the first quarter of 2011.

We regularly review invested assets that have a fair value less than cost to determine if an other-than-temporary decline in value has occurred. We have a monitoring process overseen by a committee of investment and accounting professionals that is responsible for identifying those securities to be specifically evaluated for a potential other-than-temporary impairment.

The determination of whether a decline in value of any investment is temporary or other than temporary requires the judgment of management. The assessment of other-than-temporary impairment of fixed maturities and equity securities is based on both quantitative criteria and qualitative information. A number of factors are considered including, but not limited to, the length of time and the extent to which the fair value has been less than the cost, the financial condition and near term prospects of the issuer, whether the issuer is current on contractually obligated interest and principal payments, general market conditions and industry or sector specific factors. The decision to recognize a decline in the value of a security carried at fair value as other than temporary rather than temporary has no impact on shareholders’ equity.

In determining whether fixed maturities are other than temporarily impaired, we are required to recognize an other-than-temporary impairment loss when we conclude that we have the intent to sell or it is more likely than not that we will be required to sell an impaired fixed maturity before the security recovers to its amortized cost value or it is likely we will not recover the entire amortized cost value of an impaired security. If we have the intent to sell or it is more likely than not that we will be required to sell an impaired fixed maturity before the security recovers to its amortized cost value, the security is written down to fair value and the entire amount of the writedown is included in net income as a realized investment loss. For all other impaired fixed maturities, when the impairment is determined to be other than temporary, the impairment loss is separated into the amount representing the credit loss and the amount representing the loss related to all other factors. The amount of the impairment loss that represents the credit loss is included in net income as a realized investment loss and the amount of the impairment loss that relates to all other factors is included in other comprehensive income.

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

During each of the last three years, the fair value of some of our investments were at a level below our cost. Some of these investments were deemed to be other than temporarily impaired. In 2012, about 65% of the other-than-temporary impairment losses recognized for equity securities related to issuers in the financial services industry. The remainder of the other-than-temporary impairment losses in 2012 and the other-than-temporary impairment losses in 2011 and 2010 related to issuers that were not concentrated within any individual industry or sector.

Information related to investment securities in an unrealized loss position at December 31, 2012 and 2011 is included in Note (3)(b) of the Notes to Consolidated Financial Statements.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity represent a company’s overall financial strength and its ability to generate cash flows, borrow funds at competitive rates and raise new capital to meet operating and growth needs.

Capital Resources

Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. At December 31, 2012, the Corporation had shareholders’ equity of $15.8 billion and total debt of $3.6 billion.

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

In 2009, the Board of Directors authorized the repurchase of up to 25,000,000 shares, of Chubb’s common stock. In June 2010, the Board of Directors authorized an increase of 14,000,000 shares of common stock to the authorization approved in 2009. In December 2010, the Board of Directors authorized the repurchase of up to an additional 30,000,000 shares of common stock. In January 2012, the Board of Directors authorized the repurchase of up to $1.2 billion of Chubb’s common stock.

In 2010, we repurchased 37,667,829 shares of Chubb’s common stock in open market transactions at a cost of $2,008 million. In 2011, we repurchased 27,582,889 shares of Chubb’s common stock in open market transactions at a cost of $1,718 million. In 2012, we repurchased 13,094,640 shares of Chubb’s common stock in open market transactions at a cost of $935 million. As of December 31, 2012, $329 million remained under the January 2012 share repurchase authorization. In January 2013, we repurchased 1,365,500 shares under the January 2012 authorization at a cost of $108 million.

On January 31, 2013, the Board of Directors authorized the repurchase of up to $1.3 billion of Chubb’s common stock which replaced the January 2012 authorization. The authorization has no expiration date. We expect to complete the repurchase of shares under this authorization by the end of January 2014, subject to market conditions and other factors.

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

Our strong underwriting and investment results generated substantial operating cash flows in 2012. In 2012, cash provided by the property and casualty subsidiaries’ operating activities increased approximately $370 million compared to 2011 primarily as a result of higher premium collections and lower loss payments. In 2012, cash provided by the property and casualty subsidiaries’ operating activities exceeded the cash used for financing activities (primarily the payment of dividends to Chubb) by approximately $650 million. In 2012, dividends paid to Chubb by the property and casualty subsidiaries decreased by $940 million compared to 2011. In 2011 and 2010, our underwriting and investment results also generated substantial operating cash flows. In 2011, cash provided by the property and casualty subsidiaries’ operating activities declined compared to 2010 primarily as a result of higher loss payments partially offset by higher premium collections. In 2011, the cash used by the property and casualty subsidiaries for financing activities (primarily the payment of dividends to Chubb) exceeded the cash provided by operating activities by approximately $650 million. In 2011, dividends paid to Chubb by the property and casualty subsidiaries increased by $500 million compared to 2010. In 2010, the cash provided by the property and casualty subsidiaries’ operating activities exceeded the cash used for financing activities (primarily the payment of dividends to Chubb) by approximately $250 million.

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

The maximum dividend distributions that the property and casualty subsidiaries could have paid to Chubb during 2012, 2011 and 2010 without prior approval were approximately $1.8 billion, $2.0 billion and $1.5 billion, respectively. During 2012, 2011 and 2010 these subsidiaries paid dividends to Chubb of $1.8 billion, $2.7 billion and $2.2 billion, respectively. Included in the dividends paid in 2012, 2011 and 2010 were $830 million, $2.5 billion and $1.9 billion, respectively, of dividends deemed to be extraordinary under applicable insurance regulations due to the limitation on the amount of dividends that may be paid within twelve consecutive months. Regulatory approval was required and obtained for the payment of these dividends. Whether any dividends the property and casualty subsidiaries may pay in 2013 require regulatory approval will depend on the amount and timing of the dividend payments. The maximum aggregate dividend distribution that may be made by the subsidiaries to Chubb during 2013 without prior regulatory approval is approximately $1.6 billion.

In September 2012, Chubb entered into a revolving credit agreement with a syndicate of banks that provides for up to $500 million of unsecured borrowings. The revolving credit facility is available for general corporate purposes. The agreement has a maturity date of September 24, 2017. Various interest rate options are available to Chubb, all of which are based on market interest rates. The agreement contains customary restrictive covenants, including a covenant to maintain a minimum adjusted consolidated shareholders’ equity. At December 31, 2012, Chubb was in compliance with all such covenants. Chubb is permitted to request an increase in the credit available under the agreement, no more than two times per year, up to a maximum facility amount of $750 million. Chubb is permitted to request on two occasions, at any time during the term of the agreement, an extension of the maturity date for an additional one year period. There have been no borrowings under this agreement. On the maturity date of the agreement, any borrowings then outstanding become payable. A previous five-year $500 million revolving credit agreement that would have expired in October 2012 was terminated in September 2012 in connection with the new revolving credit agreement.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table provides our future payments due by period under contractual obligations as of December 31, 2012, aggregated by type of obligation.

	2013	2014 and 2015	2016 and 2017	Thereafter	Total
	(in millions)
Principal due under long term debt	$275	$—	$—	$3,300	$3,575
Interest payments on long term debt (a)	213	411	392	2,447	3,463
Purchase obligations (b)	128	177	126	57	488
Future minimum rental payments under operating leases	66	96	59	66	287

	682	684	577	5,870	7,813
Loss and loss expense reserves (c)	5,272	5,751	3,235	9,705	23,963

Total	$5,954	$6,435	$3,812	$15,575	$31,776

(a)	Junior subordinated capital securities of $1 billion bear interest at a fixed rate of 6.375% through April 14, 2017 and at a rate equal to the three-month LIBOR rate plus 2.25% thereafter. For purposes of the above table, interest after April 14, 2017 was calculated using the three-month LIBOR rate as of December 31, 2012. The table includes future interest payments through the scheduled maturity date, April 15, 2037. Interest payments for the period from the scheduled maturity date through the final maturity date, March 29, 2067, would increase the contractual obligation by $766 million. It is our expectation that the capital securities will be redeemed at the end of the fixed interest rate period.

(b)	Includes agreements with vendors to purchase various goods and services such as information technology, human resources and administrative services.

(c)	There is typically no stated contractual commitment associated with property and casualty insurance loss reserves. The obligation to pay a claim arises only when a covered loss event occurs and a settlement is reached. The vast majority of our loss reserves relate to claims for which settlements have not yet been reached. Our loss reserves therefore represent estimates of future payments. These estimates are dependent on the outcome of claim settlements that will occur over many years. Accordingly, the payment of the loss reserves is not fixed as to either amount or timing. The estimate of the timing of future payments is based on our historical loss payment patterns. The ultimate amount and timing of loss payments will likely differ from our estimate and the differences could be material. We expect that these loss payments will be funded, in large part, by future cash receipts from operations.

The above table excludes certain commitments totaling approximately $580 million at December 31, 2012 to fund limited partnership investments. These commitments can be called by the partnerships (generally over a period of five years or less), if and when needed by the partnerships to fund certain partnership expenses or the purchase of investments. It is uncertain whether and, if so, when we will be required to fund these commitments. There is no predetermined payment schedule.

The Corporation does not have any off-balance sheet arrangements that are reasonably likely to have a material effect on the Corporation’s financial condition, results of operations, liquidity or capital resources, other than as disclosed in Note (13) of the Notes to Consolidated Financial Statements.

INVESTED ASSETS

The main objectives in managing our investment portfolios are to maximize after-tax investment income and total investment return while managing credit risk and interest rate risk in order to ensure that funds will be available to meet our insurance obligations. Investment strategies are developed based on many factors including underwriting results and our resulting tax position, regulatory requirements, fluctuations in interest rates and consideration of other market risks. Investment decisions are centrally managed by investment professionals based on guidelines established by management and approved by the boards of directors of Chubb and its respective operating companies.

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

Limited partnership investments by their nature are less liquid and may involve more risk than other investments. We actively manage our risk through type of asset class and domestic and international diversification. At December 31, 2012, we had investments in about 90 separate partnerships. We review the performance of these investments on a quarterly basis and we obtain audited financial statements annually.

During 2012, we increased our holdings of corporate bonds and we reduced our holdings of tax exempt fixed maturities and mortgage-backed securities. During 2011, cash used for financing activities exceeded cash provided by operating activities. As a result, our holdings of tax exempt fixed maturities and mortgage-backed securities both decreased slightly during the year, partly offset by a slight increase in our holdings of corporate bonds. In 2010, we increased our holdings of tax exempt fixed maturities and we reduced our holdings of mortgage-backed securities. Our objective is to achieve the appropriate mix of taxable and tax exempt securities in our portfolio to balance both investment and tax strategies. At December 31, 2012, 65% of our U.S. fixed maturity portfolio was invested in tax exempt securities compared with 68% and 67% at December 31, 2011 and December 31, 2010, respectively.

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

The net unrealized appreciation before tax of our fixed maturities and equity securities carried at fair value was $3.1 billion at December 31, 2012, $2.7 billion at December 31, 2011 and $1.7 billion at December 31, 2010. Such unrealized appreciation is reflected in accumulated other comprehensive income, net of applicable deferred income taxes.

In 2012 and 2011, market yields on fixed maturity investments declined, resulting in an increase in the fair value of many of our fixed maturity investments.

FAIR VALUES OF FINANCIAL INSTRUMENTS

Fair values of financial instruments are determined by management using valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Fair values are generally measured using quoted prices in active markets for identical assets or liabilities or other inputs, such as quoted prices for similar assets or liabilities that are observable, either directly or indirectly. In those instances where observable inputs are not available, fair values are measured using unobservable inputs for the asset or liability. Unobservable inputs reflect our own assumptions about the assumptions that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. Fair value estimates derived from unobservable inputs are affected by the assumptions used, including the discount rates and the estimated amounts and timing of future cash flows. The derived fair value estimates cannot be substantiated by comparison to independent markets and are not necessarily indicative of the amounts that would be realized in a current market exchange.

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:

Level 1 — Unadjusted quoted prices in active markets for identical financial instruments.

Level 2 — Other inputs that are observable for the financial instrument, either directly or indirectly.

Level 3 — Significant unobservable inputs.

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

Fair values of equity securities are determined by management, utilizing quoted market prices.

Fair values of warrants are determined by management, utilizing an option pricing model.

The carrying value of short term investments approximates fair value due to the short maturities of these investments.

Fair values of long term debt issued by Chubb are determined by management, utilizing prices obtained from a third party, nationally recognized pricing service.

A pricing service provides fair value amounts for approximately 99% of our fixed maturities. The prices we obtain from a pricing service and brokers generally are non-binding, but are reflective of current market transactions in the applicable financial instruments. At December 31, 2012 and December 31, 2011, we held an insignificant amount of financial instruments in our investment portfolio for which a lack of market liquidity impacted our determination of fair value.

The methods and assumptions used to estimate the fair value of the Corporation’s pension plan and other postretirement benefit plan assets, other than assets invested in pooled funds, are similar to the methods and assumptions used for our other financial instruments. The fair value of pooled funds is based on the net asset value of the funds. At December 31, 2012 and December 31, 2011, approximately 99% of the pension plan and other postretirement benefit plan assets are categorized as Level 1 or Level 2 in the fair value hierarchy.

PENSION AND OTHER POSTRETIREMENT BENEFITS

In 2012, the liability related to our pension and other postretirement plans increased, primarily as a result of actuarial losses attributable to the decline in the discount rates used to value our pension and other postretirement obligations, partially offset by an increase in the fair value of the assets held by our pension and other postretirement benefit plans in excess of the expected return on plan assets. Postretirement benefits costs not recognized in net income increased by $45 million, which was reflected in other comprehensive income, net of applicable deferred income taxes.

The liability related to our pension and other postretirement benefit plans increased in 2011, primarily as a result of actuarial losses attributable to a decline in the discount rates used to value our pension and other postretirement obligations, and lower than expected return on plan assets. In 2010, the liability related to our pension and other postretirement benefit plans decreased. Postretirement benefit costs not recognized in net income increased by $329 million in 2011 and decreased by $20 million in 2010, which were reflected in other comprehensive income, net of applicable deferred income taxes.

Employee benefits are discussed further in Note (11) of the Notes to Consolidated Financial Statements.

CHANGE IN ACCOUNTING PRINCIPLE

Effective January 1, 2012, the Corporation adopted new guidance issued by the Financial Accounting Standards Board related to the accounting for costs associated with acquiring or renewing insurance contracts. The guidance identifies those costs relating to the successful acquisition of new or renewal insurance contracts that should be capitalized. The Corporation elected retrospective application of this guidance under which deferred policy acquisition costs and related deferred income tax liabilities were reduced as of the beginning of the earliest period presented in the financial statements, offset by a cumulative effect adjustment that reduced retained earnings. The adoption of this guidance decreased deferred policy acquisition costs by $420 million, decreased deferred income tax liabilities by $147 million and decreased shareholders’ equity by $273 million as of January 1, 2010. The effect of the adoption of the new guidance on net income for the years ended December 31, 2012, 2011 and 2010 was not material. The change in accounting is discussed further in Note (2) of the Notes to Consolidated Financial Statements.

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

The following table provides information about our fixed maturity securities, which are sensitive to changes in interest rates. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates at December 31, 2012 and 2011. Consideration is given to the call dates of securities trading above par value and the expected prepayment patterns of mortgage-backed securities. Actual cash flows could differ from the expected amounts, primarily due to future changes in interest rates.

	At December 31, 2012
							Total
	2013	2014	2015	2016	2017	Thereafter	Amortized Cost	Fair Value
	(in millions)
Tax exempt	$3,050	$2,020	$2,097	$1,907	$1,735	$7,601	$18,410	$19,913
Average interest rate	4.1%	4.0%	4.1%	4.2%	4.4%	4.0%
Taxable — other than mortgage-backed securities.	1,483	1,863	2,311	1,628	2,607	5,026	14,918	15,984
Average interest rate	3.6%	3.8%	2.9%	3.5%	3.3%	4.1%
Mortgage-backed securities	842	440	311	203	112	162	2,070	2,179
Average interest rate	5.2%	5.1%	5.1%	5.0%	4.4%	4.2%

Total	$5,375	$4,323	$4,719	$3,738	$4,454	$12,789	$35,398	$38,076

	At December 31, 2011
							Total
	2012	2013	2014	2015	2016	Thereafter	Amortized Cost	Fair Value
	(in millions)
Tax exempt	$1,813	$2,758	$2,105	$2,119	$1,970	$8,021	$18,786	$20,211
Average interest rate	4.0%	4.1%	4.1%	4.1%	4.2%	4.3%
Taxable — other than mortgage-backed securities.	1,747	1,662	1,796	1,741	1,440	4,885	13,271	14,156
Average interest rate	4.1%	3.9%	4.3%	4.2%	3.9%	4.8%
Mortgage-backed securities	893	624	400	318	207	263	2,705	2,817
Average interest rate	5.0%	5.2%	5.1%	5.1%	5.0%	4.7%

Total	$4,453	$5,044	$4,301	$4,178	$3,617	$13,169	$34,762	$37,184

At December 31, 2012, our tax exempt fixed maturity portfolio had an average expected maturity of about five years. Our taxable fixed maturity portfolio had an average expected maturity of about four years.

Credit Risk

Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. We have consistently invested in high quality marketable securities. At December 31, 2012, less than 2% of our fixed maturity portfolio was below investment grade. Our investment portfolio did not have any direct exposure to either sub-prime mortgages or collateralized debt obligations.

Our decisions to acquire and hold specific tax exempt fixed maturities and taxable fixed maturities are primarily based on an initial and ongoing evaluation of the underlying characteristics, including credit quality, sector, structure and liquidity of the issuer, performed by our internal investment professionals. Third party credit ratings are also used by our investment professionals to help assess the relative credit quality of the issuer and manage the overall credit risk of our fixed maturity portfolio. About 97% of the third party credit ratings of our fixed maturity portfolio are obtained from Moody’s Investors Service.

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

At December 31, 2012, about 80% of our tax exempt securities were rated Aa or better with about 20% rated Aaa. The average rating of our tax exempt securities was Aa. While about 25% of our tax exempt securities were insured, the effect of insurance on the average credit rating of these securities was insignificant. The insured tax exempt securities in our portfolio have been selected based on the quality of the underlying credit and not the value of the credit insurance enhancement.

At December 31, 2012, 6% of our taxable fixed maturity portfolio was invested in U.S. government and government agency and authority obligations other than mortgage-backed securities and had an average rating of Aa. About 60% of the U.S. government and government agency and authority obligations other than mortgage-backed securities were U.S. Treasury securities with an average rating of Aaa and the remainder were taxable bonds issued by states, municipalities and political subdivisions within the United States with an average rating of Aa.

At December 31, 2012, 44% of our taxable fixed maturity portfolio consisted of corporate bonds other than mortgage-backed securities, which were issued by a diverse group of U.S. and foreign issuers and had an average rating of A. About 60% of our corporate bonds other than mortgage-backed securities were issued by U.S. companies and about 40% were issued by foreign companies. Our foreign corporate bonds included $53 million, $28 million and $12 million issued by companies, including banks, in Italy, Ireland and Spain, respectively. We held no bonds issued by companies in Greece or Portugal.

At December 31, 2012, 38% of our taxable fixed maturity portfolio was invested in foreign government and government agency obligations, which had an average rating of Aa. The foreign government and government agency obligations consisted of high quality securities, primarily issued by national governments and, to a lesser extent, government agencies, regional governments and supranational organizations. The five largest sovereign issuers within our portfolio were Canada, Germany, the United Kingdom, Australia and Brazil, which collectively accounted for about 75% of our total foreign government and government agency obligations. Another 7% of our total foreign government and government agency obligations were issued by supranational organizations. We held no sovereign securities issued by Greece, Portugal, Ireland or Italy and held only $13 million of sovereign securities issued by Spain. We do not hold any foreign government or government agency fixed maturities that have third party guarantees.

At December 31, 2012, about 12% of our taxable fixed maturity portfolio was invested in mortgage-backed securities. About 95% of the mortgage-backed securities were rated Aaa. About half of the remaining 5% were below investment grade. Of the Aaa rated securities, 17% were residential mortgage-backed securities, consisting of government agency pass-through securities guaranteed by a government agency or a government sponsored enterprise (GSE), GSE collateralized mortgage obligations (CMOs) and other CMOs, all backed by single family home mortgages. The majority of our CMOs are actively traded in liquid markets. The other 83% of the Aaa rated securities were call protected, commercial mortgage-backed securities (CMBS). About 95% of our CMBS were senior securities with the highest level of subordination and the remainder were seasoned securities.

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

At December 31, 2012, the property and casualty subsidiaries held foreign currency denominated investments of $7.9 billion supporting our international operations. The principal currencies creating foreign exchange rate risk for the property and casualty subsidiaries were the Canadian dollar, the British pound sterling, the euro and the Australian dollar. The following table provides information about those fixed maturity securities that are denominated in these currencies. The table presents cash flows of principal amounts in U.S. dollar equivalents by expected maturity dates at December 31, 2012. Actual cash flows could differ from the expected amounts.

	At December 31, 2012
							Total
	2013	2014	2015	2016	2017	Thereafter	Amortized Cost	Fair Value
	(in millions)
Canadian dollar	$221	$258	$323	$291	$238	$619	$1,950	$2,041
British pound sterling	95	261	306	180	193	635	1,670	1,783
Euro	144	154	169	127	139	529	1,262	1,346
Australian dollar	32	159	92	130	188	473	1,074	1,176

Equity Price Risk

Equity price risk is the potential loss in fair value of our equity securities resulting from adverse changes in stock prices. In general, equities have more year-to-year price variability than intermediate term high grade bonds. However, returns over longer time frames have generally been higher. Our publicly traded equity securities are high quality, diversified across industries and readily marketable. A hypothetical decrease of 10% in the market price of each of the equity securities held at December 31, 2012 and 2011 would have resulted in a decrease of $166 million and $151 million, respectively, in the fair value of the equity securities portfolio.

All of the above risks are monitored on an ongoing basis. A combination of in-house systems and proprietary models and externally licensed software are used to analyze individual securities as well as each portfolio. These tools provide the portfolio managers with information to assist them in the evaluation of the market risks of the portfolio.

DEBT

Interest Rate Risk

We also have interest rate risk on our debt obligations. The following table presents expected cash flow of principal amounts and related weighted average interest rates by maturity date of our long term debt obligations at December 31, 2012.

	At December 31, 2012
	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
	(in millions)
Expected cash flows of principal amounts	$275	$—	$—	$—	$—	$3,300	$3,575	$4,372
Average interest rate	5.2%	—	—	—	—	6.2%

Item 8.	Consolidated Financial Statements and Supplementary Data

Consolidated financial statements of the Corporation at December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012 and the report thereon of our independent registered public accounting firm, and the Corporation’s unaudited quarterly financial data for the two-year period ended December 31, 2012 are listed in Item 15(a) of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As of December 31, 2012, an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, was performed under the supervision and with the participation of the Corporation’s management, including Chubb’s chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2012.

During the three month period ended December 31, 2012, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2012, the Corporation’s internal control over financial reporting is effective.

The Corporation’s internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Corporation’s consolidated financial statements. Their attestation report on the Corporation’s internal control over financial reporting is shown on page 74.

Item 9B.	Other Information

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

The Chubb Corporation

We have audited The Chubb Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Chubb Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, The Chubb Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Chubb Corporation as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012, and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York

February 28, 2013

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding Chubb’s directors is incorporated by reference from Chubb’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders under the caption “Our Board of Directors.” Information regarding Chubb’s executive officers is included in Part I of this report under the caption “Executive Officers of the Registrant.” Information regarding Section 16 reporting compliance of Chubb’s directors, executive officers and 10% beneficial owners is incorporated by reference from Chubb’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Information regarding Chubb’s Code of Ethics for CEO and Senior Financial Officers is included in Item 1 of this report under the caption “Business — General.” Information regarding the Audit Committee of Chubb’s Board of Directors and its Audit Committee financial experts is incorporated by reference from Chubb’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders under the captions “Corporate Governance — Audit Committee,” “Audit Committee Report” and “Committee Assignments.”

Item 11.	Executive Compensation

Incorporated by reference from Chubb’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders, under the captions “Corporate Governance — Compensation Committee Interlocks and Insider Participation,” “Corporate Governance — Directors’ Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis” and “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from Chubb’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from Chubb’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders, under the captions “Corporate Governance — Director Independence,” “Corporate Governance — Related Person Transactions” and “Certain Transactions and Other Matters.”

Item 14.	Principal Accountant Fees and Services

Incorporated by reference from Chubb’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders, under the caption “Proposal 2: Ratification of Appointment of Independent Auditor.”

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

February 28, 2013

By	/S/ JOHN D. FINNEGAN
(John D. Finnegan Chairman, President and
Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JOHN D. FINNEGAN (John D. Finnegan)	Chairman, President, Chief Executive Officer and Director	February 28, 2013

/S/ ZOË BAIRD BUDINGER (Zoë Baird Budinger)	Director	February 28, 2013

/S/ SHEILA P. BURKE (Sheila P. Burke)	Director	February 28, 2013

/S/ JAMES I. CASH, JR. (James I. Cash, Jr.)	Director	February 28, 2013

/S/ LAWRENCE W. KELLNER (Lawrence W. Kellner)	Director	February 28, 2013

/S/ MARTIN G. MCGUINN (Martin G. McGuinn)	Director	February 28, 2013

/S/ LAWRENCE M. SMALL (Lawrence M. Small)	Director	February 28, 2013

/S/ JESS SØDERBERG (Jess Søderberg)	Director	February 28, 2013

Signature	Title	Date

/S/ DANIEL E. SOMERS (Daniel E. Somers)	Director	February 28, 2013

/S/ JAMES M. ZIMMERMAN (James M. Zimmerman)	Director	February 28, 2013

/S/ ALFRED W. ZOLLAR (Alfred W. Zollar)	Director	February 28, 2013

/S/ RICHARD G. SPIRO (Richard G. Spiro)	Executive Vice President and Chief Financial Officer	February 28, 2013

/S/ JOHN J. KENNEDY (John J. Kennedy)	Senior Vice President and Chief Accounting Officer	February 28, 2013

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

The Chubb Corporation

We have audited the accompanying consolidated balance sheets of The Chubb Corporation as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Chubb Corporation at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note (2) to the consolidated financial statements, in 2012 The Chubb Corporation changed its method of accounting for costs associated with acquiring or renewing insurance contracts.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Chubb Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York

February 28, 2013

THE CHUBB CORPORATION

Consolidated Statements of Income

	In Millions, Except For Per Share Amounts Years Ended December 31

	2012	2011	2010
		(As Adjusted)	(As Adjusted)
Revenues
Premiums Earned	$11,838	$11,644	$11,215
Investment Income	1,556	1,644	1,665
Other Revenues	8	9	13
Realized Investment Gains (Losses), Net
Total Other-Than-Temporary Impairment Losses on Investments	(40)	(22)	(6)
Other-Than-Temporary Impairment Losses on Investments Recognized in Other Comprehensive Income	(5)	(1)	(5)
Other Realized Investment Gains, Net	238	311	437

Total Realized Investment Gains, Net	193	288	426

TOTAL REVENUES	13,595	13,585	13,319

Losses and Expenses
Losses and Loss Expenses	7,507	7,407	6,499
Amortization of Deferred Policy Acquisition Costs	2,411	2,330	2,183
Other Insurance Operating Costs and Expenses	1,362	1,312	1,309
Investment Expenses	38	39	35
Other Expenses	11	11	15
Corporate Expenses	270	287	290

TOTAL LOSSES AND EXPENSES	11,599	11,386	10,331

INCOME BEFORE FEDERAL AND FOREIGN INCOME TAX	1,996	2,199	2,988

Federal and Foreign Income Tax	451	521	814

NET INCOME	$1,545	$1,678	$2,174

Net Income Per Share
Basic	$5.73	$5.80	$6.81
Diluted	5.69	5.76	6.76

See accompanying notes.

THE CHUBB CORPORATION

Consolidated Statements of Comprehensive Income

	In Millions Years Ended December 31

	2012	2011	2010
Net Income	$1,545	$1,678	$2,174

Other Comprehensive Income (Loss), Net of Tax
Change in Unrealized Appreciation of Investments	275	615	69
Change in Unrealized Other-Than-Temporary Impairment Losses on Investments	2	1	7
Foreign Currency Translation Gains (Losses)	(11)	4	(18)
Change in Postretirement Benefit Costs Not Yet Recognized in Net Income	(30)	(215)	12

	236	405	70

COMPREHENSIVE INCOME	$1,781	$2,083	$2,244

See accompanying notes.

THE CHUBB CORPORATION

Consolidated Balance Sheets

	In Millions
	December 31

	2012	2011
		(As Adjusted)
Assets
Invested Assets
Short Term Investments	$2,528	$1,893
Fixed Maturities (cost $35,398 and $34,762)	38,076	37,184
Equity Securities (cost $1,244 and $1,264)	1,663	1,512
Other Invested Assets	1,954	2,180

TOTAL INVESTED ASSETS	44,221	42,769

Cash	50	58
Accrued Investment Income	424	440
Premiums Receivable	2,185	2,161
Reinsurance Recoverable on Unpaid Losses and Loss Expenses	1,941	1,739
Prepaid Reinsurance Premiums	337	320
Deferred Policy Acquisition Costs	1,206	1,210
Goodwill	467	467
Other Assets	1,353	1,281

TOTAL ASSETS	$52,184	$50,445

Liabilities
Unpaid Losses and Loss Expenses	$23,963	$23,068
Unearned Premiums	6,361	6,322
Long Term Debt	3,575	3,575
Dividend Payable to Shareholders	108	107
Deferred Income Tax	162	2
Accrued Expenses and Other Liabilities	2,188	2,070

TOTAL LIABILITIES	36,357	35,144

Commitments and Contingent Liabilities (Note 6 and 13)

Shareholders’ Equity
Preferred Stock — Authorized 8,000,000 Shares; $1 Par Value; Issued — None	—	—
Common Stock — Authorized 1,200,000,000 Shares; $1 Par Value; Issued 371,980,460 Shares	372	372
Paid-In Surplus	178	190
Retained Earnings	20,009	18,903
Accumulated Other Comprehensive Income	1,431	1,195
Treasury Stock, at Cost — 110,217,445 and 99,519,509 Shares	(6,163)	(5,359)

TOTAL SHAREHOLDERS’ EQUITY	15,827	15,301

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$52,184	$50,445

See accompanying notes.

THE CHUBB CORPORATION

Consolidated Statements of Shareholders’ Equity

	In Millions
	Years Ended December 31

	2012	2011	2010
		(As Adjusted)	(As Adjusted)
Preferred Stock
Balance, Beginning and End of Year	$—	$—	$—

Common Stock
Balance, Beginning and End of Year	372	372	372

Paid-In Surplus
Balance, Beginning of Year	190	208	224
Changes Related to Stock-Based Employee Compensation (includes tax benefit of $27, $24 and $15)	(12)	(18)	(16)

Balance, End of Year	178	190	208

Retained Earnings
Balance, December 31, 2009, as Previously Reported			16,235
Cumulative Effect of Change in Accounting Principle, Net of Tax			(273)

Balance, Beginning of Year, as Adjusted	18,903	17,670	15,962
Net Income	1,545	1,678	2,174
Dividends Declared (per share $1.64, $1.56 and $1.48)	(439)	(445)	(466)

Balance, End of Year	20,009	18,903	17,670

Accumulated Other Comprehensive Income (Loss)
Unrealized Appreciation of Investments Including Unrealized Other-Than-Temporary Impairment Losses
Balance, Beginning of Year	1,736	1,120	1,044
Change During Year, Net of Tax	277	616	76

Balance, End of Year	2,013	1,736	1,120

Foreign Currency Translation Gains (Losses)
Balance, Beginning of Year	146	142	160
Change During Year, Net of Tax	(11)	4	(18)

Balance, End of Year	135	146	142

Postretirement Benefit Costs Not Yet Recognized in Net Income
Balance, Beginning of Year	(687)	(472)	(484)
Change During Year, Net of Tax	(30)	(215)	12

Balance, End of Year	(717)	(687)	(472)

Accumulated Other Comprehensive Income, End of Year	1,431	1,195	790

Treasury Stock, at Cost
Balance, Beginning of Year	(5,359)	(3,783)	(1,917)
Repurchase of Shares	(935)	(1,718)	(2,008)
Shares Issued Under Stock-Based Employee Compensation Plans	131	142	142

Balance, End of Year	(6,163)	(5,359)	(3,783)

TOTAL SHAREHOLDERS’ EQUITY	$15,827	$15,301	$15,257

See accompanying notes.

THE CHUBB CORPORATION

Consolidated Statements of Cash Flows

	In Millions
	Years Ended December 31

	2012	2011	2010
Cash Flows from Operating Activities
Net Income	$1,545	$1,678	$2,174
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Increase in Unpaid Losses and Loss Expenses, Net	691	361	145
Increase in Unearned Premiums, Net	32	114	21
Decrease (Increase) in Premiums Receivable	(24)	(63)	3
Change in Income Tax Payable or Recoverable	(53)	(102)	178
Deferred Income Tax	32	25	136
Amortization of Premiums and Discounts on Fixed Maturities	163	147	154
Depreciation	54	58	63
Realized Investment Gains, Net	(193)	(288)	(426)
Other, Net	52	(52)	(117)

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,299	1,878	2,331

Cash Flows from Investing Activities
Proceeds from Fixed Maturities
Sales	2,271	1,730	2,287
Maturities, Calls and Redemptions	4,290	3,540	2,856
Proceeds from Sales of Equity Securities	160	167	129
Purchases of Fixed Maturities	(7,247)	(5,014)	(5,176)
Purchases of Equity Securities	(112)	(95)	(156)
Investments in Other Invested Assets, Net	293	285	173
Decrease (Increase) in Short Term Investments, Net	(629)	11	38
Increase (Decrease) in Net Payable from Security Transactions not Settled	45	8	(24)
Purchases of Property and Equipment, Net	(43)	(52)	(54)
Other, Net	—	—	(6)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(972)	580	67

Cash Flows from Financing Activities
Repayment of Long Term Debt	—	(400)	—
Increase (Decrease) in Funds Held under Deposit Contracts	(12)	7	22
Proceeds from Issuance of Common Stock Under Stock-Based Employee Compensation Plans	74	80	74
Repurchase of Shares	(959)	(1,707)	(2,003)
Dividends Paid to Shareholders	(438)	(450)	(472)

NET CASH USED IN FINANCING ACTIVITIES	(1,335)	(2,470)	(2,379)

Net Increase (Decrease) in Cash	(8)	(12)	19
Cash at Beginning of Year	58	70	51

CASH AT END OF YEAR	$50	$58	$70

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

(a)	Basis of Presentation

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

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and include the accounts of Chubb and its subsidiaries (collectively, the Corporation). Significant intercompany transactions have been eliminated in consolidation. The results of our operations in Australia, Brazil and other smaller foreign locations are recorded on a three month lag in our consolidated financial statements. Specific events having significant financial impact that occur during the lag period are included in the current period results.

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

Certain amounts in the consolidated financial statements for prior years have been reclassified to conform with the 2012 presentation.

(b)	Invested Assets

Short term investments, which have an original maturity of one year or less, are carried at amortized cost, which approximates fair value.

Fixed maturities, which include taxable and tax exempt bonds, are classified as available-for-sale and carried at fair value as of the balance sheet date. Taxable bonds include U.S. government and government agency and authority obligations, including taxable bonds issued by states, municipalities and political subdivisions within the United States, and foreign government and government agency obligations, corporate bonds and mortgage-backed securities. Corporate bonds include redeemable preferred stocks. Tax exempt bonds consist of bonds issued by states, municipalities and political subdivisions within the United States. Fixed maturities are purchased to support the investment strategies of the Corporation. These strategies are developed based on many factors including rate of return, maturity, credit risk, tax considerations and regulatory requirements. Fixed maturities may be sold prior to maturity to support the investment strategies of the Corporation.

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

Unrealized appreciation or depreciation, including unrealized other-than-temporary impairment losses, of fixed maturities and equity securities carried at fair value is excluded from net income and is included, net of applicable deferred income tax, in other comprehensive income.

Other invested assets primarily include private equity limited partnerships which are carried at the Corporation’s equity in the net assets of the partnerships based on valuations provided by the manager of each partnership. As a result of the timing of the receipt of valuation data from the investment managers, these investments are generally reported on a three month lag. Changes in the Corporation’s equity in the net assets of the partnerships are included in net income as realized investment gains or losses. Other invested assets also include non-public warrants of a public company, which are carried at fair value as of the balance sheet date. Changes in the fair value of the warrants are included in net income as realized investment gains or losses.

Realized gains and losses on the sale of investments are determined on the basis of the cost of the specific investments sold and are included in net income.

When the fair value of an investment is lower than its cost, an assessment is made to determine whether the decline is temporary or other than temporary. The assessment of other-than-temporary impairment of fixed maturities and equity securities is based on both quantitative criteria and qualitative information. A number of factors are considered including, but not limited to, the length of time and the extent to which the fair value has been less than the cost, the financial condition and near term prospects of the issuer, whether the issuer is current on contractually obligated interest and principal payments, general market conditions and industry or sector specific factors.

In determining whether fixed maturities are other than temporarily impaired, the Corporation is required to recognize an other-than-temporary impairment loss when it concludes it has the intent to sell or it is more likely than not it will be required to sell an impaired fixed maturity before the security recovers to its amortized cost value or it is likely it will not recover the entire amortized cost value of an impaired security. If the Corporation has the intent to sell or it is more likely than not that the Corporation will be required to sell an impaired fixed maturity before the security recovers to its amortized cost value, the security is written down to fair value and the entire amount of the writedown is included in net income as a realized investment loss. For all other impaired fixed maturities, when the impairment is determined to be other than temporary, the impairment loss is separated into the amount representing the credit loss and the amount representing the loss related to all other factors. The amount of the impairment loss that represents the credit loss is included in net income as a realized investment loss and the amount of the impairment loss that relates to all other factors is included in other comprehensive income.

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

Acquisition costs that are directly related to the successful acquisition of new or renewal insurance contracts are deferred and amortized over the period in which the related premiums are earned. Such costs include commissions, premium taxes and certain other underwriting and policy issuance costs. Commissions received related to reinsurance premiums ceded are considered in determining net acquisition costs eligible for deferral. Deferred policy acquisition costs are reviewed to determine whether they are recoverable from future income. If such costs are deemed to be unrecoverable, they are expensed. Anticipated investment income is considered in the determination of the recoverability of deferred policy acquisition costs.

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

The adoption of this guidance decreased deferred policy acquisition costs by $420 million, decreased deferred income tax liabilities by $147 million and decreased shareholders’ equity by $273 million as of January 1, 2010. The effect of the adoption of the new guidance on net income for the years ended December 31, 2012, 2011 and 2010 was not material. Amortization of deferred policy acquisition costs and other insurance operating costs and expenses for the years ended December 31, 2011 and 2010 were retrospectively adjusted to conform to the change in accounting guidance.

The amounts of the retrospective reductions to previously reported deferred policy acquisition costs, related deferred income tax liabilities and shareholders’ equity as of December 31, 2011 and 2010 were the same as the amounts of the reductions as of January 1, 2010.

(3)  Invested Assets and Related Income

(a)  The amortized cost and fair value of fixed maturities and equity securities were as follows:

	December 31, 2012
	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
	(in millions)
Fixed maturities
Tax exempt	$18,410	$1,522	$19	$19,913

Taxable
U.S. government and government agency and authority obligations	973	66	—	1,039
Corporate bonds	7,331	609	3	7,937
Foreign government and government agency obligations	6,614	395	1	7,008
Residential mortgage-backed securities	421	36	2	455
Commercial mortgage-backed securities	1,649	76	1	1,724

	16,988	1,182	7	18,163

Total fixed maturities	$35,398	$2,704	$26	$38,076

Equity securities	$1,244	$453	$34	$1,663

	December 31, 2011
	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
	(in millions)
Fixed maturities
Tax exempt	$18,786	$1,462	$37	$20,211

Taxable
U.S. government and government agency and authority obligations	813	57	2	868
Corporate bonds	6,049	440	24	6,465
Foreign government and government agency obligations	6,409	416	2	6,823
Residential mortgage-backed securities	821	41	7	855
Commercial mortgage-backed securities	1,884	79	1	1,962

	15,976	1,033	36	16,973

Total fixed maturities	$34,762	$2,495	$73	$37,184

Equity securities	$1,264	$319	$71	$1,512

At December 31, 2011, the gross unrealized depreciation of fixed maturities included $3 million of unrealized other-than-temporary impairment losses recognized in accumulated other comprehensive income.

The following table summarizes the fair value of the tax exempt fixed maturities at December 31, 2012 and 2011:

	2012	2011
	(in millions)
Special revenue bonds	$12,233	$12,405
Municipal and political subdivision general obligation bonds	2,505	2,614
State general obligation bonds	2,246	2,548
Pre-refunded bonds	2,929	2,644

	$19,913	$20,211

Special revenue bonds are supported by income streams generated in a broad range of sectors, primarily hospitals, water and sewer utilities, electric utilities, highways, airports, universities and housing, as well as specifically pledged tax revenues. The special revenue bond holdings are well-diversified and spread relatively evenly over these sectors. An irrevocable trust containing U.S. government or government agency obligations has been established to fund the remaining principal and interest payments of the pre-refunded bonds.

The following table summarizes the fair value and amortized cost of the tax exempt fixed maturities other than pre-refunded bonds held at December 31, 2012 and 2011, for the five states having the largest concentration of issuers within the tax exempt fixed maturity portfolio. The remainder of tax exempt fixed maturities were issued by a broad range of other states and municipalities and political subdivisions within those states. In the following table, “state” identifies the issuer or the location of the issuing municipality or political subdivision within a state.

	December 31, 2012
	Fair Value
State	Special Revenue Bonds	Municipal and Political Subdivision General Obligations	State General Obligations	Total	Amortized Cost
	(in millions)
Texas	$1,041	$1,053	$267	$2,361	$2,171
New York	1,401	169	33	1,603	1,487
Illinois	683	518	59	1,260	1,161
California	888	107	194	1,189	1,089
Florida	771	27	114	912	844

	December 31, 2011
	Fair Value
State	Special Revenue Bonds	Municipal and Political Subdivision General Obligations	State General Obligations	Total	Amortized Cost
	(in millions)
Texas	$1,035	$1,156	$275	$2,466	$2,269
New York	1,385	139	36	1,560	1,444
California	994	140	240	1,374	1,278
Illinois	617	486	74	1,177	1,102
Florida	726	12	139	877	825

At December 31, 2012 and 2011, foreign government and government agency fixed maturities consisted of high quality fixed maturities primarily issued by national governments and, to a lesser extent, government agencies, regional governments and supranational organizations.

The following table summarizes the fair value and amortized cost of the foreign government and government agency fixed maturities held at December 31, 2012 and 2011, for the five countries having the largest concentration of issuers within the foreign government and government agency fixed maturity portfolio. In the following table, “country” identifies the issuer or the location of the issuing government agency or regional government within a country.

	2012		2011
Country	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(in millions)
Canada	$2,157	$2,060	$2,075	$1,943
Germany	1,127	1,070	897	855
United Kingdom	1,024	939	1,275	1,145
Australia	742	663	623	579
Brazil	310	310	334	334

At December 31, 2012 and 2011, the foreign government and government agency fixed maturities also included $517 million and $471 million, respectively, of fixed maturities issued by supranational organizations.

The fair value and amortized cost of fixed maturities at December 31, 2012 by contractual maturity were as follows:

	Fair Value	Amortized Cost
	(in millions)
Due in one year or less	$2,213	$2,185
Due after one year through five years	14,212	13,439
Due after five years through ten years	11,594	10,470
Due after ten years	7,878	7,234

	35,897	33,328
Residential mortgage-backed securities	455	421
Commercial mortgage-backed securities	1,724	1,649

	$38,076	$35,398

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

(b)  The components of unrealized appreciation or depreciation, including unrealized other-than-temporary impairment losses, of investments carried at fair value were as follows:

	December 31
	2012	2011
	(in millions)
Fixed maturities
Gross unrealized appreciation	$2,704	$2,495
Gross unrealized depreciation	26	73

	2,678	2,422

Equity securities
Gross unrealized appreciation	453	319
Gross unrealized depreciation	34	71

	419	248

	3,097	2,670
Deferred income tax liability	1,084	934

	$2,013	$1,736

The following table summarizes, for all investment securities in an unrealized loss position at December 31, 2012, the aggregate fair value and gross unrealized depreciation, including unrealized other-than-temporary impairment losses, by investment category and length of time that individual securities have continuously been in an unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
	(in millions)
Fixed maturities
Tax exempt	$344	$6	$104	$13	$448	$19

Taxable
U.S. government and government agency and authority obligations	28	—	20	—	48	—
Corporate bonds	289	2	14	1	303	3
Foreign government and government agency obligations	429	1	13	—	442	1
Residential mortgage-backed securities	1	—	19	2	20	2
Commercial mortgage-backed securities	105	1	3	—	108	1

	852	4	69	3	921	7

Total fixed maturities	1,196	10	173	16	1,369	26

Equity securities	182	21	63	13	245	34

	$1,378	$31	$236	$29	$1,614	$60

At December 31, 2012, approximately 250 individual fixed maturities and 30 individual equity securities were in an unrealized loss position. The Corporation does not have the intent to sell and it is not more likely than not that the Corporation will be required to sell these fixed maturities before the securities recover to their amortized cost value. In addition, the Corporation believes that none of the declines in the fair values of these fixed maturities relate to credit losses. The Corporation has the intent and ability to hold the equity securities in an unrealized loss position for a period of time sufficient to allow for the recovery of cost. The Corporation believes that none of the declines in the fair value of these fixed maturities and equity securities were other than temporary at December 31, 2012.

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

The change in unrealized appreciation or depreciation of investments carried at fair value, including the change in unrealized other-than-temporary impairment losses, was as follows:

	Years Ended December 31
	2012	2011	2010
	(in millions)
Change in unrealized appreciation of fixed maturities	$256	$964	$70
Change in unrealized appreciation of equity securities	171	(17)	47

	427	947	117
Deferred income tax	150	331	41

	$277	$616	$76

(c)  The sources of net investment income were as follows:

	Years Ended December 31
	2012	2011	2010
	(in millions)
Fixed maturities	$1,465	$1,549	$1,564
Equity securities	40	34	47
Short term investments	18	16	9
Other	33	45	45

Gross investment income	1,556	1,644	1,665
Investment expenses	38	39	35

	$1,518	$1,605	$1,630

(d)  Realized investment gains and losses were as follows:

	Years Ended December 31
	2012	2011	2010
	(in millions)
Fixed maturities
Gross realized gains	$124	$70	$98
Gross realized losses	(20)	(39)	(26)
Other-than-temporary impairment losses	(5)	(1)	(5)

	99	30	67

Equity securities
Gross realized gains	68	74	50
Gross realized losses	—	(1)	(1)
Other-than-temporary impairment losses	(40)	(22)	(6)

	28	51	43

Other invested assets	66	207	316

	$193	$288	$426

(e)  As of December 31, 2012 and 2011, fixed maturities still held by the Corporation for which a portion of their other-than-temporary impairment losses were recognized in other comprehensive income had cumulative credit-related losses of $22 million and $20 million, respectively, recognized in net income.

(f)  Excluding U.S. government and government sponsored enterprise obligations, the Corporation’s exposure to investments issued by a single issuer that equals or exceeds 10% of total shareholders’ equity was its holdings in government and government guaranteed obligations of Canada, which had a fair value of $1.5 billion and $1.6 billion at December 31, 2012 and 2011, respectively.

(4)  Deferred Policy Acquisition Costs

Effective January 1, 2012, the Corporation adopted new guidance related to the accounting for costs associated with acquiring or renewing insurance contracts. The accounting change has been retrospectively applied; accordingly, prior period amounts have been adjusted to reflect the change in accounting described in Note (2). Policy acquisition costs deferred and the related amortization reflected in operating results were as follows:

	Years Ended December 31
	2012	2011	2010
		(in millions)
Balance, beginning of year	$1,210	$1,142	$1,113

Costs deferred during year
Commissions and brokerage	1,919	1,910	1,734
Premium taxes and assessments	247	235	232
Underwriting and policy issuance costs	248	248	247

	2,414	2,393	2,213
Foreign currency translation effect	(7)	5	(1)
Amortization during year	(2,411)	(2,330)	(2,183)

Balance, end of year	$1,206	$1,210	$1,142

(5)  Property and Equipment

Property and equipment included in other assets were as follows:

	December 31
	2012	2011
	(in millions)
Cost	$517	$589
Accumulated depreciation	248	306

	$269	$283

Depreciation expense related to property and equipment was $54 million, $58 million and $63 million for 2012, 2011, and 2010, respectively.

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

Management believes that the aggregate loss reserves of the P&C Group at December 31, 2012 were adequate to cover claims for losses that had occurred as of that date, including both those known and those yet to be reported. In establishing such reserves, management considers facts currently known and the present state of the law and coverage litigation. However, given the significant uncertainties inherent in the loss reserving process, it is possible that management’s estimate of the ultimate liability for losses that had occurred as of December 31, 2012 may change, which could have a material effect on the Corporation’s results of operations and financial condition.

(b)  A reconciliation of the beginning and ending liability for unpaid losses and loss expenses, net of reinsurance recoverable, and a reconciliation of the net liability to the corresponding liability on a gross basis is as follows:

	2012	2011	2010
	(in millions)
Gross liability, beginning of year	$23,068	$22,718	$22,839
Reinsurance recoverable, beginning of year	1,739	1,817	2,053

Net liability, beginning of year	21,329	20,901	20,786

Net incurred losses and loss expenses related to
Current year	8,121	8,174	7,245
Prior years	(614)	(767)	(746)

	7,507	7,407	6,499

Net payments for losses and loss expenses related to
Current year	2,323	2,746	2,280
Prior years	4,493	4,300	4,074

	6,816	7,046	6,354

Foreign currency translation effect	2	67	(30)

Net liability, end of year	22,022	21,329	20,901
Reinsurance recoverable, end of year	1,941	1,739	1,817

Gross liability, end of year	$23,963	$23,068	$22,718

Changes in loss reserve estimates are unavoidable because such estimates are subject to the outcome of future events. Loss trends vary and time is required for changes in trends to be recognized and confirmed. During 2012, the P&C Group experienced overall favorable development of $614 million on net unpaid losses and loss expenses established as of the previous year end. This compares with favorable prior year development of $767 million in 2011 and $746 million in 2010. Such favorable development was reflected in operating results in these respective years.

The net favorable development of $614 million in 2012 was due to various factors. Favorable development of about $250 million in the aggregate was experienced in the personal and commercial liability classes. The most significant favorable development occurred in accident years 2006 to 2009, which more than offset adverse development in accident years 2002 and prior, which included $83 million of incurred losses related to asbestos and toxic waste claims. The overall frequency and severity of prior period liability claims were lower than expected and the effects of underwriting changes that affected these years have been more positive than expected, especially in the commercial excess liability class. Overall favorable development of about $200 million was experienced in the professional liability classes other than fidelity. This favorable development was driven by the directors and officers liability and fiduciary liability classes, partially offset by adverse development experienced in the errors and omissions liability and employment practices liability classes. The reported loss activity was less than expected, with aggregate favorable emergence from accident years 2008 and prior partly offset by some adverse emergence in the more recent accident years. Favorable development of about $125 million in the aggregate was experienced in the personal and commercial property classes, mostly related to the 2007 through 2011 accident years. The severity and frequency of late developing property claims that emerged during 2012 were lower than expected, including those related to catastrophes, and the development of existing case reserves was more favorable than expected. Unfavorable development of about $60 million was experienced in the fidelity class due to higher than expected reported loss emergence, related mostly to accident years 2008 through 2010. Favorable development of about $45 million was experienced in the runoff of our reinsurance assumed business due primarily to better than expected reported loss activity from cedants. Favorable development of about $40 million was experienced in the personal automobile business due primarily to lower than expected frequency of prior period claims. Favorable development of about $25 million was experienced in the surety business due to lower than expected loss emergence in recent accident years.

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

Approximately 95 manufacturers and distributors of asbestos products have filed for bankruptcy protection as a result of asbestos related liabilities. A bankruptcy sometimes involves an agreement to a plan between the debtor and its creditors, including the creation of a trust to pay current and future asbestos claimants for their injuries. Although the debtor is negotiating in part with its insurers’ money, insurers are generally given only limited opportunity to be heard. In addition to contributing to the overall number of claims, bankruptcy proceedings have also caused increased settlement demands against remaining solvent defendants.

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

In establishing asbestos reserves, the exposure presented by each insured is evaluated. As part of this evaluation, consideration is given to a variety of factors including the available insurance coverage; limits and deductibles; the jurisdictions involved; the number of claimants; the disease mix exhibited by the claimants; the past settlement values of similar claims; the potential role of other insurance, particularly underlying coverage below excess liability policies; potential bankruptcy impact; relevant judicial interpretations; and applicable coverage defenses, including asbestos exclusions.

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

In establishing toxic waste reserves, the exposure presented by each insured is evaluated. As part of this evaluation, consideration is given to a variety of factors including: the probable liability, available insurance coverage, past settlement values of similar claims, relevant judicial interpretations, applicable coverage defenses as well as facts that are unique to each insured.

Management believes that the loss reserves carried at December 31, 2012 for asbestos and toxic waste claims were adequate. However, given the judicial decisions and legislative actions that have broadened the scope of coverage and expanded theories of liability in the past and the possibilities of similar interpretations in the future, it is possible that the estimate of loss reserves relating to these exposures may increase in future periods as new information becomes available and as claims develop.

(7)  Debt and Credit Arrangements

(a)   Long term debt consisted of the following:

	December 31
	2012	2011
	(in millions)
5.2% notes due April 1, 2013	$275	$275
5.75% notes due May 15, 2018	600	600
6.6% debentures due August 15, 2018	100	100
6.8% debentures due November 15, 2031	200	200
6% notes due May 11, 2037	800	800
6.5% notes due May 15, 2038	600	600
6.375% capital securities due March 29, 2067	1,000	1,000

	$3,575	$3,575

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

The amounts of long term debt due annually during the five years subsequent to December 31, 2012 are as follows:

Years Ending December 31	(in millions)
2013	$275
2014	—
2015	—
2016	—
2017	—

(b)  Interest costs of $224 million, $245 million and $248 million were incurred in 2012, 2011 and 2010, respectively. Interest paid was $220 million in 2012 and $244 million in both 2011 and 2010.

(c)  On September 24, 2012, Chubb entered into a revolving credit agreement with a syndicate of banks that provides for up to $500 million of unsecured borrowings. The revolving credit facility is available for general corporate purposes. The agreement has a maturity date of September 24, 2017. Various interest rate options are available to Chubb, all of which are based on market interest rates. The agreement contains customary restrictive covenants, including a covenant to maintain a minimum adjusted consolidated shareholders’ equity. At December 31, 2012, Chubb was in compliance with all such covenants. Chubb is permitted to request an increase in the credit available under the agreement, no more than two times per year, up to a maximum facility amount of $750 million. Chubb is permitted to request on two occasions, at any time during the term of the agreement, an extension of the maturity date for an additional one year period. There have been no borrowings under this agreement. On the maturity date of the agreement, any borrowings then outstanding become payable. A previous five-year $500 million revolving credit agreement that would have expired on October 19, 2012 was terminated as of September 24, 2012 in connection with the new revolving credit agreement.

(8)  Federal and Foreign Income Tax

(a)  Income tax expense and taxes paid consisted of the following components:

	Years Ended December 31
	2012	2011	2010
	(in millions)
Income tax expense
Current tax
United States	$276	$260	$436
Foreign	143	236	242
Deferred tax, principally United States	32	25	136

	$451	$521	$814

Federal and foreign income taxes paid	$472	$598	$500

(b)  The effective income tax rate is different than the statutory federal corporate tax rate. The reasons for the different effective tax rate were as follows:

	Years Ended December 31
	2012		2011		2010
	Amount	% of Pre-Tax Income	Amount	% of Pre-Tax Income	Amount	% of Pre-Tax Income
	(in millions)
Income before federal and foreign income tax	$1,996		$2,199		$2,988

Tax at statutory federal income tax rate	$699	35.0%	$770	35.0%	$1,046	35.0%
Tax exempt interest income	(233)	(11.7)	(243)	(11.0)	(241)	(8.1)
Other, net	(15)	(.7)	(6)	(.3)	9	.3

Federal and foreign income tax	$451	22.6%	$521	23.7%	$814	27.2%

(c)  The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities were as follows:

	December 31
	2012	2011
	(in millions)
Deferred income tax assets
Unpaid losses and loss expenses	$605	$632
Unearned premiums	341	339
Foreign tax credits	870	853
Employee compensation	119	116
Postretirement benefits	324	293
Other-than-temporary impairment losses	294	286

Total	2,553	2,519

Deferred income tax liabilities
Deferred policy acquisition costs	341	341
Unremitted earnings of foreign subsidiaries	951	894
Unrealized appreciation of investments	1,084	934
Other invested assets	225	235
Other, net	114	117

Total	2,715	2,521

Net deferred income tax liability	$162	$2

Deferred income tax assets were established related to the expected future U.S. tax benefit of losses incurred by a foreign subsidiary of the Corporation. Realization of these deferred tax assets depends on the subsidiary’s ability to generate sufficient taxable income in future periods. A valuation allowance of $12 million and $11 million was recorded at December 31, 2012 and 2011, respectively, to reflect management’s assessment that the realization of a portion of the deferred tax assets is uncertain due to the inability of the foreign subsidiary to generate sufficient taxable income in the near term. Although realization of the remaining deferred tax assets is not assured, management believes it is more likely than not that such deferred tax assets will be realized.

(d)  Chubb and its domestic subsidiaries file a consolidated federal income tax return with the U.S. Internal Revenue Service (IRS). The Corporation also files income tax returns with various state and foreign tax authorities. The U.S. income tax returns for years prior to 2007 are no longer subject to examination by the IRS. The examination of the U.S. income tax returns for 2007, 2008 and 2009 is expected to be completed in 2014. Management does not anticipate any assessments for tax years that remain subject to examination that would have a material effect on the Corporation’s financial position or results of operations.

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

Premiums earned and insurance losses and loss expenses are reported net of reinsurance in the consolidated statements of income.

The effect of reinsurance on the premiums written and earned of the P&C Group was as follows:

	Years Ended December 31
	2012	2011	2010
	(in millions)
Direct premiums written	$12,647	$12,452	$12,072
Reinsurance assumed	423	398	271
Reinsurance ceded	(1,200)	(1,092)	(1,107)

Net premiums written	$11,870	$11,758	$11,236

Direct premiums earned	$12,596	$12,387	$12,059
Reinsurance assumed	422	365	253
Reinsurance ceded	(1,180)	(1,108)	(1,097)

Net premiums earned	$11,838	$11,644	$11,215

Ceded losses and loss expenses, which reduce losses and loss expenses incurred, were $586 million, $308 million and $392 million in 2012, 2011, and 2010, respectively.

(10)  Stock-Based Employee Compensation Plans

The Corporation has a stock-based employee compensation plan, The Chubb Corporation Long-Term Incentive Plan. The compensation cost with respect to the plan was $84 million, $82 million and $81 million in 2012, 2011 and 2010, respectively. The total income tax benefit included in net income with respect to the stock-based compensation arrangement was $29 million in both 2012 and 2011, and $28 million in 2010.

As of December 31, 2012, there was $77 million of unrecognized compensation cost related to nonvested awards. That cost is expected to be reflected in operating results over a weighted average period of 1.7 years.

The Long-Term Incentive Plan provides for the granting of restricted stock units, restricted stock, performance units, stock options and other stock-based awards to the Corporation’s employees. The maximum number of shares of Chubb’s common stock in respect to which stock-based awards may be granted under the plan most recently approved by shareholders is 8,650,000 shares. Additional shares of Chubb’s common stock may also become available for grant in connection with the cancellation, forfeiture and/or settlement of awards previously granted. At December 31, 2012, 7,317,721 shares were available for grant.

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

An amount equal to the fair value at the date of grant of restricted stock unit awards and performance unit awards is expensed over the vesting period. The weighted average fair value per share of the restricted stock units granted was $68.64, $60.58 and $51.04 in 2012, 2011 and 2010, respectively. The weighted average fair value per share of the performance units granted was $63.38, $64.34 and $60.06 in 2012, 2011 and 2010, respectively.

Additional information with respect to restricted stock units and performance units is as follows:

	Restricted Stock Units		Performance Units*
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2012	2,833,800	$49.83	1,134,043	$62.01
Granted	766,682	68.64	473,834	63.38
Vested**	(1,074,869)	41.09	(603,286)	60.06
Forfeited	(106,667)	52.90	(30,682)	62.15

Nonvested, December 31, 2012	2,418,946	59.54	973,909	63.88

*	The number of shares earned may range from 0% to 200% of the performance units shown in the table above.

**	The performance units earned in 2012 were 155.2% of the vested shares shown in the table, or 936,300 shares.

The total fair value of restricted stock units that vested during 2012, 2011 and 2010 was $74 million, $59 million and $46 million, respectively. The total fair value of performance units that vested during 2012, 2011 and 2010 was $70 million, $47 million and $53 million, respectively.

Stock Options

Stock options are granted at exercise prices not less than the fair value of Chubb’s common stock on the date of grant. The terms and conditions upon which options become exercisable may vary among grants. Options expire no later than ten years from the date of grant.

An amount equal to the fair value of stock options at the date of grant is expensed over the period that such options become exercisable. The weighted average fair value per stock option granted during 2012, 2011 and 2010 was $11.95, $11.55 and $9.46, respectively. The fair value of each stock option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2012	2011	2010
Risk-free interest rate	1.0%	2.4%	2.5%
Expected volatility	24.6%	24.2%	25.0%
Dividend yield	2.4%	2.6%	2.9%
Expected average term (in years)	5.5	5.5	5.2

Additional information with respect to stock options is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding, January 1, 2012	1,724,440	$37.71
Granted	65,879	68.58
Exercised	(1,240,408)	38.28
Forfeited	(29,336)	38.04

Outstanding, December 31, 2012	520,575	40.24	3.5	18

Exercisable, December 31, 2012	404,671	33.71	2.1	17

The total intrinsic value of the stock options exercised during 2012, 2011 and 2010 was $40 million, $35 million and $37 million, respectively. The Corporation received cash of $47 million, $53 million and $58 million during 2012, 2011 and 2010, respectively, from the exercise of stock options. The tax benefit realized with respect to the exercise of stock options was $13 million in 2012 and $11 million in both 2011 and 2010.

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

The funded status of the pension and other postretirement benefit plans at December 31, 2012 and 2011 was as follows:

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
	(in millions)
Benefit obligation, beginning of year	$2,494	$2,114	$454	$392
Service cost	88	79	12	11
Interest cost	124	120	20	22
Actuarial loss (gain)	256	256	(4)	40
Benefits paid	(74)	(75)	(12)	(11)
Foreign currency translation effect	6	—	—	—

Benefit obligation, end of year	2,894	2,494	470	454
Plan assets at fair value	2,305	2,001	96	73

Funded status at end of year, included in other liabilities	$589	$493	$374	$381

Net actuarial loss and prior service cost included in accumulated other comprehensive income that were not yet recognized as components of net benefit costs at December 31, 2012 and 2011 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
	(in millions)
Net actuarial loss	$989	$928	$108	$122
Prior service cost	18	20	—	—

	$1,007	$948	$108	$122

The accumulated benefit obligation for the pension plans was $2,479 million and $2,120 million at December 31, 2012 and 2011, respectively. The accumulated benefit obligation is the present value of pension benefits earned as of the measurement date based on employee service and compensation prior to that date. It differs from the pension benefit obligation in the table on the previous page in that the accumulated benefit obligation includes no assumptions regarding future compensation levels.

The weighted average assumptions used to determine the benefit obligations were as follows:

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
Discount rate	4.4%	5.0%	4.4%	5.0%
Rate of compensation increase	4.5	4.5	—	—

The Corporation made pension plan contributions of $98 million and $94 million during 2012 and 2011, respectively. The Corporation made other postretirement benefit plan contributions of $10 million during both 2012 and 2011.

The components of net pension and other postretirement benefit costs reflected in net income and other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010
	(in millions)
Costs reflected in net income
Service cost	$88	$79	$75	$12	$11	$11
Interest cost	124	120	112	20	22	21
Expected return on plan assets	(155)	(140)	(131)	(6)	(5)	(4)
Amortization of net actuarial loss and prior service cost and other	80	68	64	3	3	2

	$137	$127	$120	$29	$31	$30

Changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial loss (gain)	$139	$355	$16	$(11)	$45	$30
Amortization of net actuarial loss and prior service cost and other	(80)	(68)	(64)	(3)	(3)	(2)

	$59	$287	$(48)	$(14)	$42	$28

The estimated aggregate net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net benefit costs during 2013 for the pension and other postretirement benefit plans is $95 million.

The weighted average assumptions used to determine net pension and other postretirement benefit costs were as follows:

	Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Discount rate	5.0%	5.75%	6.0%	5.0%	5.75%	6.0%
Rate of compensation increase	4.5	4.5	4.5	—	—	—
Expected long term rate of return on plan assets	7.75	7.75	8.0	7.75	7.75	8.0

The weighted average health care cost trend rate assumptions used to measure the expected cost of medical benefits were as follows:

	December 31
	2012	2011
Health care cost trend rate for next year	7.9%	8.1%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5	4.5
Year that the rate reaches the ultimate trend rate	2028	2028

The health care cost trend rate assumption has a significant effect on the amount of the accumulated other postretirement benefit obligation and the net other postretirement benefit cost reported. To illustrate, a one percent increase in the trend rate for each year would increase the accumulated other postretirement benefit obligation at December 31, 2012 by approximately $83 million and the aggregate of the service and interest cost components of net other postretirement benefit cost for the year ended December 31, 2012 by approximately $6 million. A one percent decrease in the trend rate for each year would decrease the accumulated other postretirement benefit obligation at December 31, 2012 by approximately $67 million and the aggregate of the service and interest cost components of net other postretirement benefit cost for the year ended December 31, 2012 by approximately $5 million.

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

The fair values of the pension plan assets were as follows:

	December 31
	2012	2011
	(in millions)
Short term investments	$33	$45

Fixed maturities
U.S. government and government agency and authority obligations	239	207
Corporate bonds	321	290
Foreign government and government agency obligations	80	62
Mortgage-backed securities	174	176

Total fixed maturities	814	735

Equity securities	1,404	1,174
Other assets	54	47

	$2,305	$2,001

At December 31, 2012 and 2011, pension plan assets invested in pooled funds were $1,200 million and $1,073 million, respectively.

At December 31, 2012 and 2011, other postretirement benefit plan assets were invested in pooled funds and had a fair value of $96 million and $73 million, respectively.

The estimated benefits expected to be paid in each of the next five years and in the aggregate for the following five years are as follows:

Years Ending December 31	Pension Benefits	Other Postretirement Benefits
	(in millions)
2013	$93	$14
2014	101	15
2015	136	17
2016	114	18
2017	123	20
2018-2022	771	124

(b)  The Corporation has a defined contribution benefit plan, the Capital Accumulation Plan, in which substantially all employees are eligible to participate. Under this plan, the employer makes an annual matching contribution equal to 100% of each eligible employee’s pre-tax elective contributions, up to 4% of the employee’s eligible compensation. Contributions are invested at the election of the employee in Chubb’s common stock or in various other investment funds. The expense recognized with respect to the plan was $26 million, $27 million and $28 million in 2012, 2011 and 2010, respectively.

(12)  Comprehensive Income

Comprehensive income is defined as all changes in shareholders’ equity, except those arising from transactions with shareholders. Comprehensive income includes net income and other comprehensive income, which for the Corporation consists of changes in unrealized appreciation or depreciation of investments carried at fair value, changes in unrealized other-than-temporary impairment losses of fixed maturities, changes in foreign currency translation gains or losses and changes in postretirement benefit costs not yet recognized in net income.

The components of other comprehensive income or loss were as follows:

	Years Ended December 31
	2012			2011			2010
	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net	Before Tax	Income Tax	Net
	(in millions)
Unrealized holding gains arising during the year	$556	$195	$361	$1,029	$359	$670	$230	$81	$149
Unrealized other-than-temporary impairment losses arising during the year	(2)	(1)	(1)	(1)	—	(1)	(3)	(1)	(2)
Reclassification adjustment for realized gains included in net income	127	44	83	81	28	53	110	39	71

Net unrealized gains recognized in other comprehensive income or loss	427	150	277	947	331	616	117	41	76
Foreign currency translation gains (losses)	(16)	(5)	(11)	6	2	4	(28)	(10)	(18)
Change in postretirement benefit costs not yet recognized in net income	(45)	(15)	(30)	(329)	(114)	(215)	20	8	12

Total other comprehensive income	$366	$130	$236	$624	$219	$405	$109	$39	$70

(13)  Commitments and Contingent Liabilities

(a) On August 1, 2005, Chubb and certain of its subsidiaries were named in a putative class action entitled In re Insurance Brokerage Antitrust Litigation in the U.S. District Court for the District of New Jersey (N.J. District Court). This action, brought against several brokers and insurers on behalf of a class of persons who purchased insurance through the broker defendants, asserted claims under the Sherman Act, state law and the Racketeer Influenced and Corrupt Organizations Act (RICO) arising from the alleged unlawful use of contingent commission agreements and an alleged conspiracy to reduce competition in the insurance markets. The action sought treble damages, injunctive and declaratory relief. Certain other related or similar putative class actions that were filed in a number of federal and state courts were transferred to the U.S. District Court and consolidated with In re Insurance Brokerage Antitrust Litigation. Subsequently, several of the other defendants entered into settlement agreements with the plaintiffs, which were approved by the N.J. District Court on September 25, 2012. On January 11, 2013, the Corporation and another defendant agreed in principle with the plaintiffs to settle the lawsuit. As part of the settlement, the Corporation has agreed to pay $4 million. The settlement is subject to finalization and execution of a settlement agreement by the parties, which is in the process of being negotiated, and approval of the settlement by the N.J. District Court.

Chubb and certain of its subsidiaries also have been named as defendants in other putative class actions similar to the In re Insurance Brokerage Antitrust Litigation that have been filed in various state courts or in U.S. district courts between 2005 and 2007. These actions were subsequently removed and ultimately transferred to the N.J. District Court for consolidation with the In re Insurance Brokerage Antitrust Litigation for certain pre-trial proceedings. Chubb settled one of these actions, which was dismissed on August 14, 2012. The parties currently are conducting discovery in the remaining two actions. The Corporation believes it has substantial defenses to the allegations in these actions and intends to continue to defend the actions vigorously. Management believes that these actions will not have a material adverse effect on the Corporation’s results of operations or financial condition.

(b)  Chubb Financial Solutions (CFS), a wholly owned subsidiary of Chubb, participated in derivative financial instruments and has been in runoff since 2003. At December 31, 2012, CFS’s remaining derivative contracts were insignificant.

CFS’s aggregate exposure, or retained risk, from its derivative contracts is referred to as notional amount. Notional amounts are used to calculate the exchange of contractual cash flows and are not necessarily representative of the potential for gain or loss. Notional amounts are not recorded on the balance sheet. The notional amount of future obligations under CFS’s derivative contracts at December 31, 2012 and 2011 was approximately $90 million and $340 million, respectively.

Future obligations with respect to the derivative contracts are carried at fair value at the balance sheet date and are included in other liabilities. The fair value of future obligations under CFS’s derivative contracts at both December 31, 2012 and 2011 was approximately $2 million.

(c)  A property and casualty insurance subsidiary issued a reinsurance contract to an insurer that provides financial guarantees on debt obligations. At December 31, 2012, the aggregate principal commitments related to this contract for which the subsidiary was contingently liable amounted to approximately $400 million. These commitments expire by 2023.

(d)  The Corporation occupies office facilities under lease agreements that expire at various dates through 2029; such leases are generally renewed or replaced by other leases. Most facility leases contain renewal options for increments ranging from two to ten years. The Corporation also leases data processing, office and transportation equipment. All leases are operating leases.

Rent expense was as follows:

	Years Ended December 31
	2012	2011	2010
	(in millions)
Office facilities	$71	$73	$77
Equipment	11	10	9

	$82	$83	$86

At December 31, 2012, future minimum rental payments required under non-cancellable operating leases were as follows:

Years Ending December 31	(in millions)
2013	$66
2014	53
2015	43
2016	33
2017	26
After 2017	66

$287

(e)  The Corporation had commitments totaling $580 million at December 31, 2012 to fund limited partnership investments. These commitments can be called by the partnerships (generally over a period of 5 years or less) to fund certain partnership expenses or the purchase of investments.

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

Revenues, income before income tax and assets of each operating segment were as follows:

	Years Ended December 31
	2012	2011	2010
	(in millions)
Revenues
Property and casualty insurance
Premiums earned
Personal insurance	$4,024	$3,917	$3,768
Commercial insurance	5,144	4,945	4,647
Specialty insurance	2,666	2,769	2,787

Total insurance	11,834	11,631	11,202
Reinsurance assumed	4	13	13

	11,838	11,644	11,215
Investment income	1,518	1,598	1,590

Total property and casualty insurance	13,356	13,242	12,805
Corporate and other	46	55	88
Realized investment gains, net	193	288	426

Total revenues	$13,595	$13,585	$13,319

Income (loss) before income tax
Property and casualty insurance
Underwriting
Personal insurance	$192	$47	$303
Commercial insurance	44	1	347
Specialty insurance	262	427	512

Total insurance	498	475	1,162
Reinsurance assumed	47	36	30

	545	511	1,192
Increase in deferred policy acquisition costs	3	63	30

Underwriting income	548	574	1,222
Investment income	1,482	1,562	1,558
Other income	10	21	2

Total property and casualty insurance	2,040	2,157	2,782
Corporate and other	(237)	(246)	(220)
Realized investment gains, net	193	288	426

Total income before income tax	$1,996	$2,199	$2,988

	December 31
	2012	2011	2010
	(in millions)
Assets
Property and casualty insurance	$49,441	$48,017	$47,565
Corporate and other	2,830	2,513	2,483
Adjustments and eliminations	(87)	(85)	(72)

Total assets	$52,184	$50,445	$49,976

The international business of the property and casualty insurance segment is conducted primarily through subsidiaries that operate solely outside of the United States. Their assets and liabilities are located principally in the countries where the insurance risks are written. International business is also written by branch offices of a domestic subsidiary.

Revenues of the P&C Group by geographic area were as follows:

	Years Ended December 31
	2012	2011	2010
	(in millions)
Revenues
United States	$9,996	$9,831	$9,748
International	3,360	3,411	3,057

Total	$13,356	$13,242	$12,805

(15)  Fair Values of Financial Instruments

(a)  Fair values of financial instruments are determined by management using valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Fair values are generally measured using quoted prices in active markets for identical assets or liabilities or other inputs, such as quoted prices for similar assets or liabilities, that are observable either directly or indirectly. In those instances where observable inputs are not available, fair values are measured using unobservable inputs for the asset or liability. Unobservable inputs reflect the Corporation’s own assumptions about the assumptions that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. Fair value estimates derived from unobservable inputs are affected by the assumptions used, including the discount rates and the estimated amounts and timing of future cash flows. The derived fair value estimates cannot be substantiated by comparison to independent markets and are not necessarily indicative of the amounts that would be realized in a current market exchange. Certain financial instruments, particularly insurance contracts, are excluded from fair value disclosure requirements.

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

(iii)  Fair values of equity securities are determined by management, utilizing quoted market prices.

(iv)  Fair values of warrants included in other invested assets are determined by management, utilizing an option pricing model.

(v)  Fair values of long term debt issued by Chubb are determined by management, utilizing prices obtained from a third party, nationally recognized pricing service.

The carrying values and fair values of financial instruments were as follows:

	December 31
	2012		2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Assets
Invested assets
Short term investments	$2,528	$2,528	$1,893	$1,893
Fixed maturities (Note 3)	38,076	38,076	37,184	37,184
Equity securities	1,663	1,663	1,512	1,512
Other invested assets	46	46	27	27
Liabilities
Long term debt (Note 7)	3,575	4,372	3,575	4,085

A pricing service provides fair value amounts for approximately 99% of the Corporation’s fixed maturities. The prices obtained from a pricing service and brokers generally are non-binding, but are reflective of current market transactions in the applicable financial instruments.

At December 31, 2012 and 2011, the Corporation held an insignificant amount of financial instruments in its investment portfolio for which a lack of market liquidity impacted the determination of fair value.

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:

Level 1 —	Unadjusted quoted prices in active markets for identical financial instruments.

Level 2 —	Other inputs that are observable for the financial instrument, either directly or indirectly.

Level 3 —	Significant unobservable inputs.

The fair value of financial instruments categorized based upon the lowest level of input that was significant to the fair value measurement was as follows:

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Short term investments	$182	$2,346	$—	$2,528

Fixed maturities
Tax exempt	—	19,907	6	19,913

Taxable
U.S. government and government agency and authority obligations	—	1,039	—	1,039
Corporate bonds	—	7,779	158	7,937
Foreign government and government agency obligations	—	7,008	—	7,008
Residential mortgage-backed securities	—	446	9	455
Commercial mortgage-backed securities	—	1,724	—	1,724

	—	17,996	167	18,163

Total fixed maturities	—	37,903	173	38,076

Equity securities	1,655	—	8	1,663
Other invested assets	—	—	46	46

	$1,837	$40,249	$227	$42,313

Liabilities
Long term debt	$—	$4,372	$—	$4,372

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Short term investments	$117	$1,776	$—	$1,893

Fixed maturities
Tax exempt	—	20,203	8	20,211

Taxable
U.S. government and government agency and authority obligations	—	868	—	868
Corporate bonds	—	6,313	152	6,465
Foreign government and government agency obligations	—	6,820	3	6,823
Residential mortgage-backed securities	—	845	10	855
Commercial mortgage-backed securities	—	1,962	—	1,962

	—	16,808	165	16,973

Total fixed maturities	—	37,011	173	37,184

Equity securities	1,504	—	8	1,512
Other invested assets	—	—	27	27

	$1,621	$38,787	$208	$40,616

Liabilities
Long term debt	$—	$4,085	$—	$4,085

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

Based on the fair value hierarchy, the fair value of the Corporation’s pension plan assets categorized based upon the lowest level of input that was significant to the fair value measurement was as follows:

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Short term investments	$—	$33	$—	$33

Fixed maturities
U.S. government and government agency and authority obligations	—	238	1	239
Corporate bonds	—	321	—	321
Foreign government and government agency obligations	—	79	1	80
Mortgage-backed securities	—	174	—	174

Total fixed maturities	—	812	2	814

Equity securities	457	947	—	1,404
Other assets	29	9	16	54

	$486	$1,801	$18	$2,305

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in millions)
Short term investments	$—	$45	$—	$45

Fixed maturities
U.S. government and government agency and authority obligations	—	204	3	207
Corporate bonds	—	289	1	290
Foreign government and government agency obligations	—	61	1	62
Mortgage-backed securities	—	175	1	176

Total fixed maturities	—	729	6	735

Equity securities	336	838	—	1,174
Other assets	21	8	18	47

	$357	$1,620	$24	$2,001

The fair value of the Corporation’s other postretirement benefit plan assets was $96 million and $73 million at December 31, 2012 and 2011, respectively. Based on the fair value hierarchy, the fair value of these assets was categorized as Level 1 based upon the lowest level of input that was significant to the fair value measurement.

(16)  Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average shares outstanding during the year. The computation of diluted earnings per share reflects the potential dilutive effect, using the treasury stock method, of outstanding awards under stock-based employee compensation plans.

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31
	2012	2011	2010
	(in millions except for per share amounts)
Basic earnings per share:
Net income	$1,545	$1,678	$2,174

Weighted average shares outstanding	269.5	289.3	319.2

Basic earnings per share	$5.73	$5.80	$6.81

Diluted earnings per share:
Net income	$1,545	$1,678	$2,174

Weighted average shares outstanding	269.5	289.3	319.2
Additional shares from assumed issuance of shares under stock-based compensation awards	1.9	2.1	2.4

Weighted average shares and potential shares assumed outstanding for computing diluted earnings per share	271.4	291.4	321.6

Diluted earnings per share	$5.69	$5.76	$6.76

(17)  Shareholders’ Equity

(a)  The authorized but unissued preferred shares may be issued in one or more series and the shares of each series shall have such rights as fixed by the Board of Directors.

(b)  The activity of Chubb’s common stock was as follows:

	Years Ended December 31
	2012	2011	2010
	(number of shares)
Common stock issued
Balance, beginning and end of year	371,980,460	371,980,460	371,980,460

Treasury stock
Balance, beginning of year	99,519,509	74,707,547	39,972,796
Repurchase of shares	13,094,640	27,582,889	37,667,829
Share activity under stock-based employee compensation plans	(2,396,704)	(2,770,927)	(2,933,078)

Balance, end of year	110,217,445	99,519,509	74,707,547

Common stock outstanding, end of year	261,763,015	272,460,951	297,272,913

(c)  As of December 31, 2012, $329 million remained under the share repurchase authorization that was approved by the Board of Directors on January 26, 2012. On January 31, 2013, the Board of Directors authorized the repurchase of up to $1.3 billion of Chubb’s common stock replacing the January 26, 2012 authorization. This authorization has no expiration date.

(d)  The property and casualty insurance subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). For such subsidiaries, statutory accounting practices differ in certain respects from GAAP.

A comparison of shareholders’ equity on a GAAP basis and policyholders’ surplus on a statutory basis is as follows:

	December 31
	2012		2011
	GAAP	Statutory	GAAP	Statutory
	(in millions)
P&C Group	$16,833	$14,117	$16,613	$13,958

Corporate and other	(1,006)		(1,312)

	$15,827		$15,301

A comparison of GAAP and statutory net income (loss) is as follows:

	Years Ended December 31
	2012		2011		2010
	GAAP	Statutory	GAAP	Statutory	GAAP	Statutory
	(in millions)
P&C Group	$1,791	$1,936	$1,915	$1,824	$2,374	$2,295

Corporate and other	(246)		(237)		(200)

	$1,545		$1,678		$2,174

(e)  As a holding company, Chubb’s ability to continue to pay dividends to shareholders and to satisfy its obligations, including the payment of interest and principal on debt obligations, relies on the availability of liquid assets, which is dependent in large part on the dividend paying ability of its property and casualty insurance subsidiaries. The Corporation’s property and casualty insurance subsidiaries are subject to laws and regulations in the jurisdictions in which they operate that restrict the amount of dividends they may pay without the prior approval of regulatory authorities. The restrictions are generally based on net income and on certain levels of policyholders’ surplus as determined in accordance with statutory accounting practices. Dividends in excess of such thresholds are considered “extraordinary” and require prior regulatory approval. During 2012, these subsidiaries paid dividends of $1.8 billion to Chubb.

The maximum dividend distribution that may be made by the property and casualty insurance subsidiaries to Chubb during 2013 without prior regulatory approval is approximately $1.6 billion.

QUARTERLY FINANCIAL DATA

Summarized unaudited quarterly financial data for 2012 and 2011 are shown below. In management’s opinion, the interim financial data contain all adjustments, consisting of normal recurring items, necessary to present fairly the results of operations for the interim periods.

	Three Months Ended
	March 31		June 30		September 30		December 31
	2012	2011	2012	2011	2012	2011	2012(a)	2011
	(in millions except for per share amounts)
Revenues	$3,410	$3,420	$3,423	$3,400	$3,362	$3,420	$3,400	$3,345
Losses and expenses	2,731	2,735	2,896	2,854	2,635	3,054	3,337	2,743
Federal and foreign income tax (credit)	173	176	123	127	194	68	(39)	150

Net income	$506	$509	$404	$419	$533	$298	$102	$452

Basic earnings per share	$1.85	$1.71	$1.49	$1.43	$1.99	$1.04	$.39	$1.62

Diluted earnings per share	$1.83	$1.70	$1.48	$1.42	$1.98	$1.04	$.38	$1.60

Underwriting ratios
Losses to premiums earned	58.0%	62.0%	62.5%	63.6%	53.8%	70.2%	80.3%	59.3%
Expenses to premiums written	32.2	31.7	31.3	31.3	32.5	32.4	30.9	30.6

Combined	90.2%	93.7%	93.8%	94.9%	86.3%	102.6%	111.2%	89.9%

(a)	In the fourth quarter of 2012, revenues were reduced by reinsurance reinstatement premium costs of $53 million and losses and expenses included net losses of $829 million related to Storm Sandy. Net income for the quarter was reduced by $573 million, or $2.15 of diluted earnings per share ($2.16 of basic earnings per share), for the after–tax effect of the net costs. Excluding the impact of Storm Sandy, the losses to premiums earned ratio was 50.9%, the expenses to premiums written ratio was 30.4% and the combined ratio was 81.3%.

THE CHUBB CORPORATION

Schedule I

CONSOLIDATED SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES

(in millions)

December 31, 2012

Type of Investment	Cost or Amortized Cost	Fair Value	Amount at Which Shown in the Balance Sheet

Short term investments	$2,528	$2,528	$2,528

Fixed maturities

United States Government and government agencies and authorities	902	964	964

States, municipalities and political subdivisions	18,790	20,322	20,322

Foreign government and government agencies	6,614	7,008	7,008

Public utilities	1,090	1,241	1,241

All other corporate bonds	8,002	8,541	8,541

Total fixed maturities	35,398	38,076	38,076

Equity securities

Common stocks

Public utilities	94	133	133

Banks, trusts and insurance companies	286	342	342

Industrial, miscellaneous and other	855	1,172	1,172

Total common stocks	1,235	1,647	1,647

Non-redeemable preferred stocks	9	16	16

Total equity securities	1,244	1,663	1,663

Other invested assets	1,954	1,954	1,954

Total invested assets	$41,124	$44,221	$44,221

THE CHUBB CORPORATION

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS — PARENT COMPANY ONLY

(in millions)

December 31

	2012	2011
		(As Adjusted)
Assets
Invested Assets
Short Term Investments	$941	$1,030
Taxable Fixed Maturities (cost $1,273 and $935)	1,309	962
Equity Securities (cost $176 and $200)	215	179
Other Invested Assets	46	27

TOTAL INVESTED ASSETS	2,511	2,198
Investment in Consolidated Subsidiaries	16,900	16,678
Other Assets	190	188

TOTAL ASSETS	$19,601	$19,064

Liabilities
Long Term Debt	$3,575	$3,575
Dividend Payable to Shareholders	108	107
Accrued Expenses and Other Liabilities	91	81

TOTAL LIABILITIES	3,774	3,763

Shareholders’ Equity
Preferred Stock — Authorized 8,000,000 Shares; $1 Par Value; Issued — None	—	—
Common Stock — Authorized 1,200,000,000 Shares; $1 Par Value; Issued 371,980,460 Shares	372	372
Paid-In Surplus	178	190
Retained Earnings	20,009	18,903
Accumulated Other Comprehensive Income	1,431	1,195
Treasury Stock, at Cost — 110,217,445 and 99,519,509 Shares	(6,163)	(5,359)

TOTAL SHAREHOLDERS’ EQUITY	15,827	15,301

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,601	$19,064

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

THE CHUBB CORPORATION

Schedule II

(continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF INCOME — PARENT COMPANY ONLY

(in millions)

Years Ended December 31

	2012	2011	2010
Revenues
Investment Income	$38	$46	$76
Other Revenues	—	—	2
Realized Investment Gains (Losses), Net	(6)	9	16

TOTAL REVENUES	32	55	94

Expenses
Corporate Expenses	268	285	288
Investment Expenses	2	3	3
Other Expenses	—	—	3

TOTAL EXPENSES	270	288	294

Loss before Federal and Foreign Income Tax and Equity in Net Income of Consolidated Subsidiaries	(238)	(233)	(200)

Federal and Foreign Income Tax (Credit)	4	1	(3)

Loss before Equity in Net Income of Consolidated Subsidiaries	(242)	(234)	(197)

Equity in Net Income of Consolidated Subsidiaries	1,787	1,912	2,371

NET INCOME	1,545	1,678	2,174
Other Comprehensive Income, Net of Tax	236	405	70

COMPREHENSIVE INCOME	$1,781	$2,083	$2,244

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

THE CHUBB CORPORATION

Schedule II

(continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS — PARENT COMPANY ONLY

(in millions)

Years Ended December 31

	2012	2011	2010
Cash Flows from Operating Activities
Net Income	$1,545	$1,678	$2,174
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Equity in Net Income of Consolidated Subsidiaries	(1,787)	(1,912)	(2,371)
Realized Investment Losses (Gains), Net	6	(9)	(16)
Other, Net	57	(28)	(14)

NET CASH USED IN OPERATING ACTIVITIES	(179)	(271)	(227)

Cash Flows from Investing Activities
Proceeds from Fixed Maturities
Sales	24	2	3
Maturities, Calls and Redemptions	673	456	202
Proceeds from Sales of Equity Securities	—	9	—
Purchases of Fixed Maturities	(1,046)	(257)	(73)
Investments in Other Invested Assets, Net	—	—	33
Decrease (Increase) in Short Term Investments, Net	89	(219)	199
Dividends Received from Consolidated Insurance Subsidiaries	1,760	2,700	2,200
Distributions Received from Consolidated Non-Insurance Subsidiaries	1	1	4
Other, Net	1	56	60

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,502	2,748	2,628

Cash Flows from Financing Activities
Repayment of Long Term Debt	—	(400)	—
Proceeds from Issuance of Common Stock Under Stock-Based Employee Compensation Plans	74	80	74
Repurchase of Shares	(959)	(1,707)	(2,003)
Dividends Paid to Shareholders	(438)	(450)	(472)

NET CASH USED IN FINANCING ACTIVITIES	(1,323)	(2,477)	(2,401)

Net Increase in Cash	—	—	—
Cash at Beginning of Year	—	—	—

CASH AT END OF YEAR	$—	$—	$—

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

THE CHUBB CORPORATION

Schedule III

CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION

(in millions)

	December 31			Year Ended December 31
Segment	Deferred Policy Acquisition Costs (a)	Unpaid Losses	Unearned Premiums	Premiums Earned	Net Investment Income (b)	Insurance Losses	Amortization of Deferred Policy Acquisition Costs (a)	Other Insurance Operating Costs and Expenses (a)(c)	Premiums Written
2012

Property and Casualty Insurance
Personal	$477	$2,493	$2,133	$4,024		$2,417	$942	$458	$4,125
Commercial	477	13,288	2,794	5,144		3,512	970	620	5,174
Specialty	252	7,622	1,429	2,666		1,622	499	293	2,568
Reinsurance Assumed	—	560	5	4		(44)	—	1	3
Investments					$1,482

	$1,206	$23,963	$6,361	$11,838	$1,482	$7,507	$2,411	$1,372	$11,870

2011

Property and Casualty Insurance
Personal	$466	$2,241	$2,048	$3,917		$2,508	$900	$436	$3,977
Commercial	475	12,422	2,746	4,945		3,366	929	617	5,051
Specialty	269	7,677	1,519	2,769		1,558	501	278	2,720
Reinsurance Assumed	—	728	9	13		(25)	—	2	10
Investments					$1,562

	$1,210	$23,068	$6,322	$11,644	$1,562	$7,407	$2,330	$1,333	$11,758

2010

Property and Casualty Insurance
Personal	$438	$2,144	$1,995	$3,768		$2,210	$836	$397	$3,825
Commercial	441	11,807	2,630	4,647		2,807	866	621	4,676
Specialty	263	7,872	1,549	2,787		1,503	481	289	2,727
Reinsurance Assumed	—	895	15	13		(21)	—	4	8
Investments					$1,558

	$1,142	$22,718	$6,189	$11,215	$1,558	$6,499	$2,183	$1,311	$11,236

(a)

Amounts in years prior to 2012 have been adjusted to reflect the adoption of new guidance issued by the Financial Accounting Standards Board related to the accounting for costs associated with acquiring or renewing insurance contracts. The adoption of this guidance decreased deferred policy acquisition costs by $420 million as of January 1, 2010. The effect of the adoption of the new guidance on net income was not material. Amortization of deferred policy acquisition costs and other insurance operating costs and expenses for the years ended December 31, 2011 and 2010 were retrospectively adjusted to conform to the change in accounting guidance. The amounts of the retrospective reductions to previously reported deferred policy acquisition costs as of December 31, 2011 and 2010 were the same as the amounts of the reductions as of January 1, 2010.

(b)	Property and casualty assets are available for payment of losses and expenses for all classes of business; therefore, such assets and the related investment income have not been allocated to the underwriting segments.

(c)	Other insurance operating costs and expenses does not include other income and charges.

THE CHUBB CORPORATION

EXHIBITS INDEX

(Item 15(a))

Exhibit Number	Description
— Articles of incorporation and by-laws
3.1	Restated Certificate of Incorporation incorporated by reference to Exhibit (3) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
3.2	Certificate of Amendment to the Restated Certificate of Incorporation incorporated by reference to Exhibit (3) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.
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

10.7

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

10.10

Form of Deferred Stock Unit Agreement (for Non-Employee Directors) under The Chubb Corporation Long-Term Incentive Plan (2009) incorporated by reference to Exhibit (10.2) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

10.11

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

10.18

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

10.21

The Chubb Corporation Long-Term Stock Incentive Plan for Non-Employee Directors (2004) incorporated by reference to Annex C of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders held on April 27, 2004.

10.22

Amendment No. 1 to The Chubb Corporation Long-Term Stock Incentive Plan for Non-Employee Directors (2004) incorporated by reference to Exhibit (10.12) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

Exhibit Number	Description
10.23

The Chubb Corporation Stock Option Plan for Non-Employee Directors (2001) incorporated by reference to Exhibit C of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders held on April 24, 2001.

10.24

The Chubb Corporation Long-Term Stock Incentive Plan (2000) incorporated by reference to Exhibit A of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders held on April 25, 2000.

10.25

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

10.32	Amendment No. 3 to The Chubb Corporation Key Employee Deferred Compensation Plan (2005) filed herewith.
10.33	The Chubb Corporation Executive Deferred Compensation Plan incorporated by reference to Exhibit (10) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.
10.34	The Chubb Corporation Deferred Compensation Plan for Directors, as amended, incorporated by reference to Exhibit (10.1) of the registrant’s Current Report on Form 8-K filed on December 11, 2006.
10.35

Amendment No. 1 to The Chubb Corporation Deferred Compensation Plan for Directors, incorporated by reference to Exhibit (10.23) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.36	Corporate Aircraft Policy incorporated by reference to Exhibit (10.12) of the registrant’s Current Report on Form 8-K filed on March 9, 2005.
10.37	Post-Employment Health Policy of The Chubb Corporation (and its subsidiaries) filed herewith.
10.38	The Chubb Corporation Estate Enhancement Program incorporated by reference to Exhibit (10.1) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
10.39

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
10.41

Amendment, dated as of December 1, 2003, to Employment Agreement, dated as of January 21, 2003, between The Chubb Corporation and John D. Finnegan, incorporated by reference to Exhibit (10.1) of the registrant’s Current Report on Form 8-K filed on December 2, 2003.

10.42

Amendment No. 2, dated as of September 4, 2008, to Employment Agreement, dated as of January 21, 2003, between The Chubb Corporation and John D. Finnegan, incorporated by reference to Exhibit (10.34) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.43

Amendment No. 3, dated as of February 23, 2012, to Employment Agreement, dated as of January 21, 2003, between The Chubb Corporation and John D. Finnegan, incorporated by reference to Exhibit (10.3) of the registrant’s Current Report on Form 8-K filed on February 28, 2012.

10.44

Change in Control Employment Agreement, dated as of January 21, 2003, between The Chubb Corporation and John D. Finnegan, incorporated by reference to Exhibit (10.2) of the registrant’s Current Report on Form 8-K filed on January 21, 2003.

10.45

Amendment, dated as of December 1, 2003, to Change in Control Employment Agreement, dated as of January 21, 2003, between The Chubb Corporation and John D. Finnegan, incorporated by reference to Exhibit (10.2) of the registrant’s Current Report on Form 8-K filed on December 2, 2003.

10.46

Amendment No. 2, dated as of September 4, 2008, to Change in Control Employment Agreement, dated as of January 21, 2003, between The Chubb Corporation and John D. Finnegan, incorporated by reference to Exhibit (10.28) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.47	Offer Letter to Richard G. Spiro dated September 5, 2008, incorporated by reference to Exhibit (10.1) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
10.48

Change in Control Agreement, dated as of October 1, 2008, between The Chubb Corporation and Richard G. Spiro, incorporated by reference to Exhibit (10.29) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.49

Five Year Revolving Credit Agreement dated as of September 24, 2012 incorporated by reference to Exhibit (10.1) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

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

E-4