Form 10-Q
period 2013-03-31
CHUBB CORP
filed 2013-05-08
CIK 20171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of common stock outstanding as of March 31, 2013 was 259,172,761.

THE CHUBB CORPORATION

EX-31.1

EX-31.2

EX-32.1

EX-32.2

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMADOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT

Part I. FINANCIAL INFORMATION

Item 1 — Financial Statements

THE CHUBB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED MARCH 31

(in millions)

	2013	2012
Revenues
Premiums Earned	$3,004	$2,951
Investment Income	372	401
Other Revenues	3	2
Realized Investment Gains (Losses), Net
Total Other-Than-Temporary Impairment Losses on Investments	(2)	(5)
Other-Than-Temporary Impairment Losses on Investments Recognized in Other Comprehensive Income	—	(1)
Other Realized Investment Gains, Net	140	62

Total Realized Investment Gains, Net	138	56

Total Revenues	3,517	3,410

Losses and Expenses
Losses and Loss Expenses	1,568	1,707
Amortization of Deferred Policy Acquisition Costs	587	576
Other Insurance Operating Costs and Expenses	359	366
Investment Expenses	13	11
Other Expenses	6	3
Corporate Expenses	68	68

Total Losses and Expenses	2,601	2,731

Income Before Federal and Foreign Income Tax	916	679
Federal and Foreign Income Tax	260	173

Net Income	$656	$506

Net Income Per Share

Basic	$2.49	$1.85
Diluted	2.48	1.83

Dividends Declared Per Share	.44	.41

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31

(in millions)

	2013	2012
Net Income	$656	$506

Other Comprehensive Income (Loss), Net of Tax
Change in Unrealized Appreciation of Investments	4	54
Change in Unrealized Other-Than-Temporary Impairment Losses on Investments	—	1
Foreign Currency Translation Losses	(50)	(9)
Change in Postretirement Benefit Costs Not Yet Recognized in Net Income	17	14

	(29)	60

Comprehensive Income	$627	$566

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions)

	Mar. 31, 2013	Dec. 31, 2012
Assets

Invested Assets
Short Term Investments	$1,860	$2,528
Fixed Maturities (cost $35,734 and $35,398)	38,216	38,076
Equity Securities (cost $1,227 and $1,244)	1,848	1,663
Other Invested Assets	1,887	1,954

TOTAL INVESTED ASSETS	43,811	44,221

Cash	55	50
Accrued Investment Income	429	424
Premiums Receivable	2,181	2,185
Reinsurance Recoverable on Unpaid Losses and Loss Expenses	1,925	1,941
Prepaid Reinsurance Premiums	336	337
Deferred Policy Acquisition Costs	1,241	1,206
Goodwill	467	467
Other Assets	1,645	1,353

TOTAL ASSETS	$52,090	$52,184

Liabilities

Unpaid Losses and Loss Expenses	$23,604	$23,963
Unearned Premiums	6,383	6,361
Long Term Debt	3,575	3,575
Dividend Payable to Shareholders	115	108
Deferred Income Tax	214	162
Accrued Expenses and Other Liabilities	2,183	2,188

TOTAL LIABILITIES	36,074	36,357

Shareholders’ Equity

Common Stock - $1 Par Value; 371,980,460 Shares	372	372
Paid-In Surplus	105	178
Retained Earnings	20,550	20,009
Accumulated Other Comprehensive Income	1,402	1,431
Treasury Stock, at Cost - 112,807,699 and 110,217,445 Shares	(6,413)	(6,163)

TOTAL SHAREHOLDERS’ EQUITY	16,016	15,827

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$52,090	$52,184

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31

(in millions)

	2013	2012
Common Stock
Balance, Beginning of Year and End of Period	$372	$372

Paid-In-Surplus
Balance, Beginning of Year	178	190
Changes Related to Stock-Based Employee Compensation (includes tax benefit of $27 and $19)	(73)	(66)

Balance, End of Period	105	124

Retained Earnings
Balance, Beginning of Year	20,009	18,903
Net Income	656	506
Dividends Declared (per share $.44 and $.41)	(115)	(112)

Balance, End of Period	20,550	19,297

Accumulated Other Comprehensive Income (Loss)
Unrealized Appreciation of Investments Including Unrealized Other-Than-Temporary Impairment Losses
Balance, Beginning of Year	2,013	1,736
Change During Period, Net of Tax	4	55

Balance, End of Period	2,017	1,791

Foreign Currency Translation Gains (Losses)
Balance, Beginning of Year	135	146
Change During Period, Net of Tax	(50)	(9)

Balance, End of Period	85	137

Postretirement Benefit Costs Not Yet Recognized in Net Income
Balance, Beginning of Year	(717)	(687)
Change During Period, Net of Tax	17	14

Balance, End of Period	(700)	(673)

Accumulated Other Comprehensive Income, End of Period	1,402	1,255

Treasury Stock, at Cost
Balance, Beginning of Year	(6,163)	(5,359)
Repurchase of Shares	(326)	(301)
Shares Issued Under Stock-Based Employee Compensation Plans	76	102

Balance, End of Period	(6,413)	(5,558)

TOTAL SHAREHOLDERS’ EQUITY	$16,016	$15,490

See Notes to Consolidated Financial Statements

THE CHUBB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31

(in millions)

	2013	2012
Cash Flows from Operating Activities
Net Income	$656	$506
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Increase (Decrease) in Unpaid Losses and Loss Expenses, Net	(270)	56
Increase (Decrease) in Unearned Premiums, Net	53	(2)
Decrease in Premiums Receivable	4	37
Change in Income Tax Payable or Recoverable	168	48
Amortization of Premiums and Discounts on Fixed Maturities	44	37
Depreciation	14	13
Realized Investment Gains, Net	(138)	(56)
Other, Net	(232)	(267)

Net Cash Provided by Operating Activities	299	372

Cash Flows from Investing Activities
Proceeds from Fixed Maturities
Sales	450	805
Maturities, Calls and Redemptions	943	733
Proceeds from Sales of Equity Securities	106	45
Purchases of Fixed Maturities	(1,909)	(1,704)
Purchases of Equity Securities	(36)	(37)
Investments in Other Invested Assets, Net	139	47
Decrease in Short Term Investments, Net	659	121
Change in Receivable or Payable from Security Transactions Not Settled, Net	(244)	21
Purchases of Property and Equipment, Net	(15)	(10)

Net Cash Provided by Investing Activities	93	21

Cash Flows from Financing Activities
Decrease in Funds Held Under Deposit Contracts	(4)	(2)
Proceeds from Issuance of Common Stock Under Stock-Based Employee Compensation Plans	34	53
Repurchase of Shares	(309)	(325)
Dividends Paid to Shareholders	(108)	(107)

Net Cash Used in Financing Activities	(387)	(381)

Net Increase in Cash	5	12

Cash at Beginning of Year	50	58

Cash at End of Period	$55	$70

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) General

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and include the accounts of The Chubb Corporation (Chubb) and its subsidiaries (collectively, the Corporation). Significant intercompany transactions have been eliminated in consolidation.

The amounts included in this report are unaudited but include those adjustments, consisting of normal recurring items, that management considers necessary for a fair presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Notes to Consolidated Financial Statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

2) Invested Assets

(a) The amortized cost and fair value of fixed maturities and equity securities were as follows:

	March 31, 2013
	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
	(in millions)
Fixed maturities
Tax exempt	$18,333	$1,406	$30	$19,709

Taxable
U.S. government and government agency and authority obligations	961	65	—	1,026
Corporate bonds	7,949	579	6	8,522
Foreign government and government agency obligations	6,592	369	2	6,959
Residential mortgage-backed securities	374	33	1	406
Commercial mortgage-backed securities	1,525	70	1	1,594

	17,401	1,116	10	18,507

Total fixed maturities	$35,734	$2,522	$40	$38,216

Equity securities	$1,227	$635	$14	$1,848

	December 31, 2012
	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
	(in millions)
Fixed maturities
Tax exempt	$18,410	$1,522	$19	$19,913

Taxable
U.S. government and government agency and authority obligations	973	66	—	1,039
Corporate bonds	7,331	609	3	7,937
Foreign government and government agency obligations	6,614	395	1	7,008
Residential mortgage-backed securities	421	36	2	455
Commercial mortgage-backed securities	1,649	76	1	1,724

	16,988	1,182	7	18,163

Total fixed maturities	$35,398	$2,704	$26	$38,076

Equity securities	$1,244	$453	$34	$1,663

The fair value and amortized cost of fixed maturities at March 31, 2013 by contractual maturity were as follows:

	Fair Value	Amortized Cost
	(in millions)
Due in one year or less	$2,174	$2,148
Due after one year through five years	14,525	13,758
Due after five years through ten years	11,494	10,458
Due after ten years	8,023	7,471

	36,216	33,835
Residential mortgage-backed securities	406	374
Commercial mortgage-backed securities	1,594	1,525

	$38,216	$35,734

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

(b) The components of unrealized appreciation or depreciation, including unrealized other-than-temporary impairment losses, of investments carried at fair value were as follows:

	March 31 2013	December 31 2012
	(in millions)
Fixed maturities
Gross unrealized appreciation	$2,522	$2,704
Gross unrealized depreciation	40	26

	2,482	2,678

Equity securities
Gross unrealized appreciation	635	453
Gross unrealized depreciation	14	34

	621	419

	3,103	3,097
Deferred income tax liability	1,086	1,084

	$2,017	$2,013

The following table summarizes, for all investment securities in an unrealized loss position at March 31, 2013, the aggregate fair value and gross unrealized depreciation, including unrealized other-than-temporary impairment losses, by investment category and length of time that individual securities have continuously been in an unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
	(in millions)
Fixed maturities
Tax exempt	$1,065	$19	$114	$11	$1,179	$30

Taxable
U.S. government and government agency and authority obligations	18	—	20	—	38	—
Corporate bonds	625	5	14	1	639	6
Foreign government and government agency obligations	289	2	—	—	289	2
Residential mortgage-backed securities	—	—	19	1	19	1
Commercial mortgage-backed securities	128	1	—	—	128	1

	1,060	8	53	2	1,113	10

Total fixed maturities	2,125	27	167	13	2,292	40

Equity securities	91	9	34	5	125	14

	$2,216	$36	$201	$18	$2,417	$54

At March 31, 2013, approximately 360 individual fixed maturities and 20 individual equity securities were in an unrealized loss position. The Corporation does not have the intent to sell and it is not more likely than not that the Corporation will be required to sell these fixed maturities before the securities recover to their amortized cost value. In addition, the Corporation believes that none of the declines in the fair values of these fixed maturities relate to credit losses. The Corporation has the intent and ability to hold the equity securities in an unrealized loss position for a period of time sufficient to allow for the recovery of cost. The Corporation believes that none of the declines in the fair value of these fixed maturities and equity securities were other than temporary at March 31, 2013.

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

The change in unrealized appreciation or depreciation of investments carried at fair value, including the change in unrealized other-than-temporary impairment losses, was as follows:

	Three Months Ended March 31
	2013	2012
	(in millions)
Change in unrealized appreciation of fixed maturities	$(196)	$(17)
Change in unrealized appreciation of equity securities	202	102

	6	85
Deferred income tax	2	30

	$4	$55

(c) Realized investment gains and losses were as follows:

	Three Months Ended March 31
	2013	2012
	(in millions)
Fixed maturities
Gross realized gains	$13	$38
Gross realized losses	(2)	(3)
Other-than-temporary impairment losses	—	(1)

	11	34

Equity securities
Gross realized gains	55	19
Other-than-temporary impairment losses	(2)	(5)

	53	14

Other invested assets	74	8

	$138	$56

(d) As of March 31, 2013 and December 31, 2012, fixed maturities still held by the Corporation for which a portion of their other-than-temporary impairment losses were recognized in other comprehensive income had cumulative credit-related losses of $22 million recognized in net income.

3) Comprehensive Income

Comprehensive income is defined as all changes in shareholders’ equity, except those arising from transactions with shareholders. Comprehensive income includes net income and other comprehensive income or loss, which for the Corporation consists of changes in unrealized appreciation or depreciation of investments carried at fair value, changes in unrealized other-than-temporary impairment losses of fixed maturities, changes in foreign currency translation gains or losses and changes in postretirement benefit costs not yet recognized in net income.

The components of other comprehensive income or loss for the three months ended March 31, 2013 were as follows:

	Before Tax	Income Tax	Net of Tax
	(in millions)
Net unrealized holding gains arising during the period	$70	$24	$46
Reclassification adjustment for net realized gains included in net income	64	22	42

Net unrealized gains recognized in other comprehensive income or loss	6	2	4

Postretirement benefit costs not yet recognized in net income arising during the period	2	1	1
Reclassification adjustment for the amortization of net actuarial loss and prior service cost (a)	(24)	(8)	(16)

Net change in postretirement benefit costs not yet recognized in net income	26	9	17

Foreign currency translation losses	(77)	(27)	(50)

Total other comprehensive loss	$(45)	$(16)	$(29)

(a) Postretirement benefit costs recognized in net income during the period are included among several of the loss and expense components presented in the Consolidated Statement of Income.

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

Revenues and income before income tax of each operating segment were as follows:

	Three Months Ended March 31
	2013	2012
	(in millions)
Revenues
Property and casualty insurance
Premiums earned
Personal insurance	$1,031	$990
Commercial insurance	1,308	1,286
Specialty insurance	666	672

Total insurance	3,005	2,948

Reinsurance assumed	(1)	3

	3,004	2,951

Investment income	363	391

Total property and casualty insurance	3,367	3,342

Corporate and other	12	12
Realized investment gains, net	138	56

Total revenues	$3,517	$3,410

Income (loss) before income tax
Property and casualty insurance
Underwriting
Personal insurance	$150	$161
Commercial insurance	195	51
Specialty insurance	95	66

Total insurance	440	278

Reinsurance assumed	4	11

	444	289
Increase in deferred policy acquisition costs	41	14

Underwriting income	485	303

Investment income	351	380

Other income (charges)	5	(1)

Total property and casualty insurance	841	682

Corporate and other	(63)	(59)
Realized investment gains, net	138	56

Total income before income tax	$916	$679

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

The methods and assumptions used to estimate the fair values of financial instruments are as follows:

(i)	The carrying value of short term investments approximates fair value due to the short maturities of these investments.

(ii)	Fair values for fixed maturities are determined by management, utilizing prices obtained from a third party, nationally recognized pricing service or, in the case of securities for which prices are not provided by a pricing service, from third party brokers. For fixed maturities that have quoted prices in active markets, market quotations are provided. For fixed maturities that do not trade on a daily basis, the pricing service and brokers provide fair value estimates using a variety of inputs including, but not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, reference data, prepayment rates and measures of volatility. Management reviews on an ongoing basis the reasonableness of the methodologies used by the relevant pricing service and brokers. In addition, management, using the prices received for the securities from the pricing service and brokers, determines the aggregate portfolio price performance and reviews it against applicable indices. If management believes that significant discrepancies exist, it will discuss these with the relevant pricing service or broker to resolve the discrepancies.

(iii)	Fair values of equity securities are determined by management, utilizing quoted market prices.

(iv)	Fair values of warrants included in other invested assets are determined by management, utilizing an option pricing model.

(v)	Fair values of long term debt issued by Chubb are determined by management, utilizing prices obtained from a third party, nationally recognized pricing service.

The carrying values and fair values of financial instruments were as follows:

	March 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Assets
Invested assets
Short term investments	$1,860	$1,860	$2,528	$2,528
Fixed maturities	38,216	38,216	38,076	38,076
Equity securities	1,848	1,848	1,663	1,663
Other invested assets	63	63	46	46

Liabilities
Long term debt	3,575	4,331	3,575	4,372

A pricing service provides fair value amounts for approximately 99% of the Corporation’s fixed maturities. The prices obtained from a pricing service and brokers generally are non-binding, but are reflective of current market transactions in the applicable financial instruments.

At March 31, 2013 and December 31, 2012, the Corporation held an insignificant amount of financial instruments in its investment portfolio for which a lack of market liquidity impacted the determination of fair value.

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels as follows:

Level 1 – Unadjusted quoted prices in active markets for identical financial instruments.

Level 2 – Other inputs that are observable for the financial instrument, either directly or indirectly.

Level 3 – Significant unobservable inputs.

The fair value of financial instruments categorized based upon the lowest level of input that was significant to the fair value measurement was as follows:

	March 31, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Short term investments	$180	$1,680	$—	$1,860

Fixed maturities
Tax exempt	—	19,704	5	19,709

Taxable
U.S. government and government agency and authority obligations	—	1,026	—	1,026
Corporate bonds	—	8,385	137	8,522
Foreign government and government agency obligations	—	6,959	—	6,959
Residential mortgage-backed securities	—	398	8	406
Commercial mortgage-backed securities	—	1,594	—	1,594

	—	18,362	145	18,507

Total fixed maturities	—	38,066	150	38,216

Equity securities	1,834	—	14	1,848
Other invested assets	—	—	63	63

	$2,014	$39,746	$227	$41,987

Liabilities
Long term debt	$—	$4,331	$—	$4,331

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Short term investments	$182	$2,346	$—	$2,528

Fixed maturities
Tax exempt	—	19,907	6	19,913

Taxable
U.S. government and government agency and authority obligations	—	1,039	—	1,039
Corporate bonds	—	7,779	158	7,937
Foreign government and government agency obligations	—	7,008	—	7,008
Residential mortgage-backed securities	—	446	9	455
Commercial mortgage-backed securities	—	1,724	—	1,724

	—	17,996	167	18,163

Total fixed maturities	—	37,903	173	38,076

Equity securities	1,655	—	8	1,663
Other invested assets	—	—	46	46

	$1,837	$40,249	$227	$42,313

Liabilities
Long term debt	$—	$4,372	$—	$4,372

6) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31
	2013	2012
	(in millions, except for per share amounts)
Basic earnings per share:
Net income	$656	$506

Weighted average shares outstanding	263.3	274.2

Basic earnings per share	$2.49	$1.85

Diluted earnings per share:
Net income	$656	$506

Weighted average shares outstanding	263.3	274.2
Additional shares from assumed issuance of shares under stock-based compensation awards	1.5	2.0

Weighted average shares and potential shares assumed outstanding for computing diluted earnings per share	264.8	276.2

Diluted earnings per share	$2.48	$1.83

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition of the Corporation as of March 31, 2013 compared with December 31, 2012 and the results of operations for the quarters ended March 31, 2013 and 2012. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes contained in this report and the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

Cautionary Statement Regarding Forward-Looking Information

Certain statements in this document are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 (PSLRA). These forward-looking statements are made pursuant to the safe harbor provisions of the PSLRA and include statements regarding market conditions in 2013, including premium volume, rate trends, the pricing environment and competition; the cost of our property reinsurance program in 2013; our loss reserve and reinsurance recoverable estimates; the repurchase of common stock under our share repurchase program; and our financial position, capital adequacy and funding of liquidity needs. Forward-looking statements frequently can be identified by words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “predict,” “potential,” “continue,” or other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. These statements are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties, which include, among others, those discussed or identified from time to time in our public filings with the Securities and Exchange Commission and those associated with:

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

•	any downgrade in our claims-paying, financial strength or other credit ratings;

•	the ability of our subsidiaries to pay us dividends;

•	our plans to repurchase shares of our common stock, including as a result of changes in:

—	our financial position and financial results;

—	our capital position and/or capital adequacy levels required to maintain our existing ratings from independent rating agencies;

—	our share price;

—	investment opportunities;

—	opportunities to profitably grow our property and casualty insurance business;

—	corporate and regulatory requirements; and

•	our ability to implement management’s strategic plans and initiatives.

Chubb assumes no obligation to update any forward-looking information set forth in this document, which speak as of the date hereof.

Critical Accounting Estimates and Judgments

The consolidated financial statements include amounts based on informed estimates and judgments of management for transactions that are not yet complete. Such estimates and judgments affect the reported amounts in the financial statements. Those estimates and judgments that were most critical to the preparation of the financial statements involved the determination of loss reserves and the recoverability of related reinsurance recoverables and the evaluation of whether a decline in value of any investment is temporary or other than temporary. These estimates and judgments, which are discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012 as supplemented within the following analysis of our results of operations, require the use of assumptions about matters that are highly uncertain and therefore are subject to change as facts and circumstances develop. If different estimates and judgments had been applied, materially different amounts might have been reported in the financial statements.

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

•

Net income was $656 million in the first quarter of 2013 compared with $506 million in the same period of 2012. Net income was substantially higher in the first quarter of 2013 compared to the same period of 2012 due to higher operating income and, to a lesser extent, higher net realized investment gains. We define operating income as net income excluding realized investment gains and losses after tax.

•

Operating income was $566 million in the first quarter of 2013 compared with $469 million in the same period of 2012. The higher operating income in the first quarter of 2013 was due to substantially higher underwriting income in our property and casualty insurance business. Property and casualty investment income decreased in the first quarter of 2013 compared with the same period of 2012. Management uses operating income, a non-GAAP financial measure, among other measures, to evaluate its performance because the realization of investment gains and losses in any period could be discretionary as to timing and can fluctuate significantly, which could distort the analysis of operating trends.

•

Underwriting results were highly profitable in the first quarter of 2013 and 2012, but more so in 2013. Our combined loss and expense ratio was 84.6% in the first quarter of 2013 compared with 90.2% in the same period of 2012. Results were more profitable in the first quarter of 2013 primarily due to a higher amount of favorable prior year loss development and, to a lesser extent, a lower current accident year loss ratio excluding catastrophes. The impact of catastrophes was not significant in the first quarter of either year, accounting for 0.6 of a percentage point of the combined ratio in the first quarter of 2013 compared with 0.8 of a percentage point in the same period of 2012.

•

During the first quarter of 2013, we estimate that we experienced overall favorable development of about $190 million on loss reserves established as of the previous year end. We estimate that during the first quarter of 2012, we experienced overall favorable development of about $100 million. The overall favorable development in the first quarter of 2013 was due primarily to favorable loss experience in the commercial property classes and, to a lesser extent, in the commercial liability and professional liability classes. The overall favorable development in the first quarter of 2012 was due primarily to favorable loss experience in the commercial liability, professional liability and personal insurance classes.

•

Total net premiums written increased by 4% in the first quarter of 2013 compared with the same period in 2012. Net premiums written in the United States increased by 3% in the first quarter of 2013. Net premiums written outside the United States increased by 6% in the first quarter of 2013 in U.S. dollars and by a slightly higher amount when measured in local currencies.

•

Property and casualty investment income after tax decreased by 6% in the first quarter of 2013 compared with the same period in 2012 due to a decline in the average yield on our investment portfolio. Management uses property and casualty investment income after tax, a non-GAAP financial measure, to evaluate its investment results because it reflects the impact of any change in the proportion of tax exempt investment income to total investment income and is therefore more meaningful for analysis purposes than investment income before income tax.

•

Net realized investment gains before tax were $138 million ($90 million after tax) in the first quarter of 2013 compared with $56 million ($37 million after tax) in the same period of 2012. The net realized gains in the first quarter of 2013 were primarily related to investments in limited partnerships and sales of equity securities. The net realized gains in the first quarter of 2012 were primarily related to sales of fixed maturities and equity securities.

A summary of our consolidated net income is as follows:

	Quarter Ended March 31
	2013	2012
	(in millions)
Property and casualty insurance	$841	$682
Corporate and other	(63)	(59)

Consolidated operating income before income tax	778	623
Federal and foreign income tax	212	154

Consolidated operating income	566	469
Realized investment gains after income tax	90	37

Consolidated net income	$656	$506

Property and Casualty Insurance

A summary of the results of operations of our property and casualty insurance business is as follows:

	Quarter Ended March 31
	2013	2012
	(in millions)
Underwriting
Net premiums written	$3,057	$2,949
Decrease (increase) in unearned premiums	(53)	2

Premiums earned	3,004	2,951

Losses and loss expenses	1,568	1,707
Operating costs and expenses	983	947
Increase in deferred policy acquisition costs	(41)	(14)
Dividends to policyholders	9	8

Underwriting income	485	303

Investments
Investment income before expenses	363	391
Investment expenses	12	11

Investment income	351	380

Other income (charges)	5	(1)

Property and casualty income before tax	$841	$682

Property and casualty investment income after tax	$288	$308

Property and casualty income before tax was substantially higher in the first quarter of 2013 compared with the same period in 2012. The higher income in the first quarter of 2013 was due to an increase in underwriting income. The increase in underwriting income in the first quarter of 2013 compared with the same period in 2012 was primarily attributable to a higher amount of favorable prior year loss development and, to a lesser extent, a lower current accident year loss ratio excluding catastrophes. The impact of catastrophes was not significant in the first quarter of either year. Investment income decreased in the first quarter of 2013 compared with the same period of 2012, due to a decline in the average yield on our investment portfolio.

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

Net Premiums Written

Net premiums written were $3.1 billion in the first quarter of 2013 compared with $2.9 billion in the same period of 2012. Net premiums written by business unit were as follows:

	Quarter Ended March 31
	2013	2012	% Increase
	(in millions)
Personal insurance	$987	$940	5%
Commercial insurance	1,440	1,405	2
Specialty insurance	632	602	5

Total insurance	3,059	2,947	4
Reinsurance assumed	(2)	2	*

Total	$3,057	$2,949	4

*	The change in net premiums written is not presented since the business is in runoff.

Net premiums written increased by 4% in the first quarter of 2013 compared with the same period in 2012. Net premiums written in the United States, which represented 70% of our total net premiums written in the first quarter of 2013, increased by 3%. In the first quarter of 2013, net premiums written outside the United States, expressed in U.S. dollars, increased by 6% and increased by a slightly higher amount when measured in local currencies.

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

Net premiums written in the United States grew in the first quarter of 2013 compared to the same period in 2012 in each segment of our insurance business, but more so in our personal insurance segment. Growth in our personal insurance business was attributable to new business, strong retention of existing business as well as higher rates and insured exposures upon renewal. Growth in our commercial insurance business and our professional liability insurance business, which is the predominant component of our specialty insurance segment, reflected higher rates and continued strong retention. Growth in the commercial and professional liability businesses, however, remained constrained by the highly competitive market.

Average renewal rates for our personal insurance business in the United States were up modestly in the first quarter of 2013, driven by our homeowners business. Average renewal rates in the first quarter of 2013 in the United States were up significantly in both our commercial and professional liability businesses in comparison to expiring rates. The amounts of coverage purchased or the insured exposures, both of which are bases upon which we calculate the premiums we charge, were down slightly in the first quarter of 2013 compared to the same period in 2012 in our commercial and professional liability businesses. We continued to retain a high percentage of our existing commercial and professional liability business; renewal retention levels in the first quarter of 2013 were slightly higher in our commercial insurance business and modestly lower in our professional liability business than those in the same period of 2012. During the first quarter of 2013, we continued to seek renewal rate increases in most of the classes within these businesses and to take underwriting actions to improve profitability, particularly in some of the professional liability classes. The overall level of new business in the United States in our commercial and professional liability businesses was down in the first quarter of 2013 compared with the same period of 2012, reflecting both the competitive market as well as our underwriting discipline.

Outside the United States, net premiums written also increased in each segment of our insurance business in the first quarter of 2013 compared to the same period in 2012. Growth in our personal and commercial insurance premiums written outside the United States was modest in the first quarter of 2013. Growth in our specialty insurance premiums written outside the United States was significant in the first quarter of 2013, driven by both our surety business and our professional liability business. Average renewal rates for our personal insurance business outside the United States were up modestly in the first quarter of 2013. Average renewal rates outside the United States were up modestly in our commercial insurance business and up slightly in our professional liability business in the first quarter of 2013. Retention levels for our commercial and professional liability business written outside the United States in the first quarter of 2013 were similar to those in the same period of 2012. The level of new business written outside the United States in the first quarter of 2013 was slightly lower overall than that in the same period of 2012 for our commercial business and nearly unchanged for our professional liability business.

We expect that market conditions will remain competitive but that the positive pricing environment in the United States, as well as the slightly positive pricing environment outside the United States, will continue throughout 2013.

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

We renewed our primary traditional property catastrophe treaties and our commercial property per risk treaty in April 2013 with no changes in coverage. The supplemental catastrophe reinsurance that provides coverage for our exposures in the northeastern United States that renewed in June 2012 remains in effect until June 2013. The two catastrophe bond arrangements currently in place expire in years subsequent to 2013.

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

For hurricane and severe thunderstorm events along the southern U.S. coastline, the $150 million catastrophe bond arrangement provides additional coverage of approximately 50% of homeowners-related hurricane and severe thunderstorm losses (net of recoveries from other available reinsurance) between $860 million and $1.16 billion.

For hurricane events in Florida, in addition to the coverage provided by the North American catastrophe treaty and the $150 million catastrophe bond arrangement discussed above, we have reinsurance from the Florida Hurricane Catastrophe Fund (FHCF), which is a state-mandated fund designed to reimburse insurers for a portion of their residential catastrophic hurricane losses. Our participation in this mandatory program limits our initial retention in Florida for homeowners-related losses to approximately $165 million and provides coverage of 90% of covered losses between approximately $165 million and $610 million.

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

Our commercial property per risk treaty provides coverage per risk of approximately $600 million to $800 million (depending upon the currency in which the insurance policy was issued) in excess of our initial retention. Our initial retention is generally between $25 million and $35 million.

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

For the North American catastrophe treaty, we incurred a slight increase in cost upon renewal. However, the renewal costs associated with the catastrophe treaty which covers events outside the United States and the commercial property per risk treaty were lower. We expect that the overall cost of our property reinsurance program will be modestly lower in 2013 than in 2012.

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

Underwriting results were highly profitable in the first quarter of both 2013 and 2012, but more so in 2013. The combined loss and expense ratio for our overall property and casualty business was as follows:

	Quarter Ended March 31
	2013	2012

Loss ratio	52.3%	58.0%
Expense ratio	32.3	32.2

Combined loss and expense ratio	84.6%	90.2%

The loss ratio was significantly lower in the first quarter of 2013 compared with the same period in 2012 primarily due to a higher amount of favorable prior year loss development, predominantly in our commercial insurance business, and, to a lesser extent, a lower current accident year loss ratio excluding catastrophes. The current accident year loss ratio excluding catastrophes was lower in the first quarter of 2013 compared with the same period of 2012 in each of our three insurance business segments. The overall loss ratio excluding catastrophes in the first quarter of both years reflected favorable loss experience that we believe resulted from our disciplined underwriting in recent years as well as relatively moderate loss trends and the positive impact on earned premiums of recent rate increases in several classes of business.

The overall impact of catastrophes was not significant in the first quarter of either 2013 or 2012. The impact of catastrophes in the first quarter of 2013 was $18 million, which represented 0.6 of a percentage point of the combined ratio, compared with $24 million or 0.8 of a percentage point in the same period of 2012. Our overall estimate of gross and net losses related to the Storm Sandy event in 2012 did not change during the first quarter of 2013, although the estimate related to our commercial insurance business decreased slightly and the estimate related to our personal insurance business increased by the same amount.

The expense ratio was similar in the first quarter of 2013 and 2012.

Review of Underwriting Results by Business Unit

Personal Insurance

Net premiums written from personal insurance, which represented 32% of our premiums written in the first quarter of 2013, increased by 5% in the first quarter of 2013 compared with the same period of 2012. Net premiums written for the classes of business within the personal insurance segment were as follows:

	Quarter Ended March 31
	2013	2012	% Increase
	(in millions)
Automobile	$176	$164	7%
Homeowners	570	555	3
Other	241	221	9

Total personal	$987	$940	5

Growth in net premiums written in our personal insurance business in the first quarter of 2013 occurred in all classes of this business. Overall, net premiums written in our personal insurance business grew both inside and outside the United States. Growth in our personal insurance business was attributable to new business, strong retention of existing business as well as higher rates and insured exposures upon renewal. Growth in personal automobile premiums in the first quarter of 2013 occurred both inside and outside the United States. Personal automobile premiums written outside the United States represent about 40% of our worldwide automobile business annually. Premiums in our homeowners business increased modestly in the first quarter of 2013 compared with the same period in 2012, driven by growth in the United States, reflecting increases in coverage on existing policies and higher renewal rates. Homeowners premiums outside the United States decreased modestly in the first quarter compared to the same period of 2012. Premiums from our other personal business, which includes accident and health, excess liability and yacht coverages, increased in the first quarter of 2013 compared with the same period of 2012, both inside and outside the United States. Our accident and health business grew both inside and outside the United States and our excess liability business grew in the United States.

Our personal insurance business produced highly profitable underwriting results in the first quarter of both 2013 and 2012, but slightly less so in 2013. The combined loss and expense ratios for the classes of business within the personal insurance segment were as follows:

	Quarter Ended March 31
	2013	2012

Automobile	94.0%	91.3%
Homeowners	82.5	80.1
Other	94.0	97.3
Total personal	87.0	85.5

The slightly less profitable underwriting results for our personal insurance business in the first quarter of 2013 compared with the same period of 2012 were driven by a higher impact of catastrophes in 2013. The impact of catastrophes represented 3.9 percentage points of the combined ratio for our personal insurance business in the first quarter of 2013 compared with 1.2 percentage points in the same period of 2012. Of the 3.9 percentage points impact of catastrophes in the first quarter of 2013, 2.6 percentage points related to an increase in estimated losses from Storm Sandy.

Our personal automobile business produced profitable results in the first quarter of 2013 and 2012, but more so in 2012 mainly due to a higher amount of favorable prior year loss development. Results in the first quarter of both years benefited from moderate claim frequency.

Homeowners results were highly profitable in the first quarter of both 2013 and 2012, but slightly less so in 2013. The less profitable results in 2013 reflected a higher impact of catastrophes, due in part to an increase in the estimate of losses from Storm Sandy, offset in part by a slightly lower expense ratio. Catastrophe losses represented 6.1 percentage points of the combined ratio for this class in the first quarter of 2013 compared with 1.9 percentage points in the same period of 2012.

Our other personal business produced profitable results in the first quarter of 2013 and 2012, but more so in 2013 due to improved results in our accident and health business. Our accident and health business produced modestly profitable results in the first quarter of 2013 compared with modestly unprofitable results in the same period of 2012. Our personal excess liability business produced similarly profitable results in the first quarter of 2013 and 2012. Results in both years reflected favorable prior year loss development. Our yacht business produced highly profitable results in the first quarter of both years.

Commercial Insurance

Net premiums written from commercial insurance, which represented 47% of our premiums written in the first quarter of 2013, increased by 2% in the first quarter of 2013 compared with the same period of 2012. Net premiums written for the classes of business within the commercial insurance segment were as follows:

	Quarter Ended March 31
	2013	2012	% Increase
	(in millions)
Multiple peril	$272	$261	4%
Casualty	448	450	—
Workers’ compensation	299	298	—
Property and marine	421	396	6

Total commercial	$1,440	$1,405	2

Growth in net premiums written in our commercial insurance business in the first quarter of 2013 occurred both inside and outside the United States. Overall, premium growth for our commercial insurance business reflected improved pricing and strong retention of our business written in the United States, in a market that continued to be highly competitive. The positive overall rate environment in the United States continued in the first quarter of 2013. Overall, average renewal rates in the United States increased significantly in the first quarter of 2013 for our commercial insurance business, with increases occurring in all major classes. Improvement in the rate environment outside the United States has generally been slower and continued to lag the improvement in the United States. Average renewal rates outside the United States increased modestly in the first quarter of 2013. Retention levels of our existing policyholders remained strong even though we continued our effort to increase rates in several classes of business and we non-renewed some underperforming or catastrophe-exposed accounts. Retention was up slightly in the first quarter of 2013 in the United States and down slightly outside the United States compared to the first quarter of 2012. In the first quarter of 2013, the average renewal exposure change was down slightly in the United States and down modestly outside the United States. The amount of new business was down in the first quarter of 2013 compared with the same period in 2012, mainly inside the United States, as we continued to maintain our underwriting discipline in the competitive market. We expect that a positive rate environment will continue for the remainder of this year.

Our commercial insurance business produced highly profitable underwriting results in the first quarter of 2013 compared with profitable results in the same period of 2012. The combined loss and expense ratios for the classes of business within the commercial insurance segment were as follows:

	Quarter Ended March 31
	2013	2012

Multiple peril	83.4%	93.2%
Casualty	93.2	93.7
Workers’ compensation	89.0	95.2
Property and marine	64.7	93.6
Total commercial	81.9	93.3

The more profitable results in our commercial insurance business in the first quarter of 2013 compared with the same period of 2012 were primarily due to a higher amount of favorable prior year loss development and, to a lesser extent, a lower current accident year combined ratio excluding catastrophes. Catastrophes had a favorable impact of 1.7 percentage points on the combined ratio of our commercial insurance business in the first quarter of 2013 compared with an unfavorable impact of 0.9 of a percentage point in the same period of 2012. The 1.7 percentage points favorable impact in the first quarter of 2013 reflected 2.1 percentage points related to a decrease in estimated losses from Storm Sandy. Results in both years benefited from our disciplined risk selection in recent years.

Multiple peril results were highly profitable in the first quarter of 2013 compared with profitable results in the same period of 2012. The more profitable results in the first quarter of 2013 were mainly due to significant improvement in the property component of this business, due to a lower impact of catastrophes and a higher amount of favorable prior year loss development. In the multiple peril class, catastrophes had a favorable impact of 0.7 of a percentage point of the combined ratio in the first quarter of 2013 compared with an unfavorable impact of 4.3 percentage points in the same period of 2012. The liability component of this business produced profitable results in the first quarter of both years, but modestly more so in 2013.

Results for our casualty business were similarly profitable in the first quarter of 2013 and 2012. Results for the primary liability component were near breakeven in the first quarter of 2013 compared with unprofitable results in the same period of 2012. Results for this component in 2012 included a higher volume of large reported losses, many of which related to prior accident years. The automobile component of our casualty business produced slightly profitable results in the first quarter of 2013 compared with slightly unprofitable results in the same period of 2012. Results for the excess liability component were highly profitable in the first quarter of both 2013 and 2012. Results in both years benefited from substantial favorable prior year loss development. Results for our casualty business were adversely affected by incurred losses related to toxic waste and asbestos claims in the first quarter of both years. Our analysis of these exposures resulted in increases in the estimate of our ultimate liabilities. Such losses represented 3.6 and 1.2 percentage points of the combined ratio for this business in the first quarter of 2013 and 2012, respectively.

Workers’ compensation results were highly profitable in the first quarter of 2013 compared with profitable results in the same period of 2012. The more profitable results in the first quarter of 2013 were mainly due to improved current accident year results compared with the same period of 2012. Results in the first quarter of 2013 also included a modest amount of favorable prior year loss development. Results in both years benefited from our disciplined risk selection during the past several years.

Property and marine results were highly profitable in the first quarter of 2013 compared with profitable results in the same period of 2012. Prior year loss development in the first quarter of 2013 was significantly favorable, partly due to a lower estimate for the losses from Storm Sandy and partly due to a much lower than expected impact from large non-catastrophe losses. Results in the same period of 2012 reflected a significant amount of unfavorable prior year loss development. Results in 2013 also benefited from a lower current accident year combined ratio excluding catastrophes. Catastrophe losses had a favorable impact of 6.0 percentage points on the combined ratio for this class in the first quarter of 2013 compared with a favorable impact of 0.3 of a percentage point in the same period of 2012.

Specialty Insurance

Net premiums written from specialty insurance, which represented 21% of our premiums written in the first quarter of 2013, increased by 5% in the first quarter of 2013 compared with the same period of 2012. Net premiums written for the classes of business within the specialty insurance segment were as follows:

	Quarter Ended March 31
	2013	2012	% Increase
	(in millions)
Professional liability	$549	$538	2%
Surety	83	64	30

Total specialty	$632	$602	5

Net premiums written in our professional liability business increased slightly in the first quarter of 2013 compared with the same period of 2012. Net premiums written in the United States were down slightly, while net premiums written outside the United States were modestly higher. Premium growth in the professional liability business remained constrained by the continuing effect of the economic downturn in recent years and our focus on profitability rather than premium volume in what remains a highly competitive marketplace. Nevertheless, the overall rate environment remained positive, particularly in the United States. We continued to pursue rate increases on our professional liability business to address margin compression experienced in these classes of business in recent years. Retention levels for this business remained strong, but declined modestly in the first quarter of 2013 compared with those in the same period of 2012, driven by the United States. New business volume was down slightly in the first quarter of 2013 compared with the same period of 2012 in the United States and nearly unchanged outside the United States. The decline in the U.S. retention levels and new business volume in the first quarter of 2013 is consistent with our desire to selectively reduce our exposure in some customer segments where current rate levels are not attractive, as well as our commitment to maintaining underwriting discipline in this environment. Average renewal rates for our professional liability business in the United States increased significantly in the first quarter of 2013 compared with those in the same period of 2012. Rate increases occurred in all major classes of this business, particularly in our directors and officers liability and employment practices liability business. Overall, renewal rates outside the United States were up slightly in the first quarter of 2013 compared with the same period of 2012.

Net premiums written in our surety business increased substantially in the first quarter of 2013 compared with the same period of 2012. Premium growth occurred both inside and outside the United States. The growth in the first quarter of 2013 was the result of new contracts requiring a surety bond being awarded to our existing U.S. customers that operate in the construction industry as well as growth of this business in Latin America. The timing of contract awards can vary and, as a result, premium growth in our surety business varies from period to period.

Our specialty insurance business produced highly profitable underwriting results in the first quarter of 2013 compared with profitable results in the same period of 2012. The combined loss and expense ratios for the classes of business within the specialty insurance segment were as follows:

	Quarter Ended March 31
	2013	2012
Professional liability	92.4%	98.5%
Surety	50.7	56.3
Total specialty	87.4	93.6

Our professional liability business produced profitable results in the first quarter of 2013 compared with modestly profitable results in the same period of 2012. The more profitable results in 2013 were due to a lower current accident year combined ratio and, to a lesser extent, a higher amount of favorable prior year loss development compared to the same period of 2012.

Results in the directors and officers liability class were highly profitable in the first quarter of 2013 compared with profitable results in the same period of 2012. Results in the first quarter of both years benefited from favorable prior year loss development, but more so in 2013. Results in the fidelity class were profitable in the first quarter of 2013 and 2012. Results in the employment practices liability class were unprofitable in the first quarter of both years, but more so in 2013 due to a higher amount of unfavorable prior year loss development. Employment practices liability claims have been more numerous and protracted in recent years due primarily to the effect of the economic downturn and higher unemployment levels during that time. Results in the errors and omissions liability class were near breakeven in the first quarter of 2013 compared with highly unprofitable results in the same period of 2012. Results in the first quarter of 2012 reflected unfavorable prior year loss development. Results in the fiduciary liability class were highly profitable in the first quarter of both 2013 and 2012, partly reflecting favorable prior year loss development.

Our surety business produced highly profitable results in the first quarter of both 2013 and 2012 due to favorable loss experience. Our surety business tends to be characterized by losses that are infrequent but have the potential to be highly severe.

Reinsurance Assumed

Net premiums written from our reinsurance assumed business, which is in runoff, were not significant in the first quarter of 2013 and 2012.

Reinsurance assumed results were profitable in the first quarter of 2013 and 2012. Results in both years benefited from favorable prior year loss development.

    Catastrophe Risk Management

Our property and casualty subsidiaries have exposure to losses caused by natural perils such as hurricanes and other windstorms, earthquakes, severe winter weather and brush fires as well as from man-made catastrophic events such as terrorism. The frequency and severity of catastrophes are inherently unpredictable.

The extent of losses from a catastrophe is a function of both the total amount of insured exposure in an area affected by the event and the severity of the event. We regularly assess our concentrations of risk in catastrophe exposed areas globally and have strategies and underwriting standards to manage these exposures through individual risk selection, subject to regulatory constraints, and through the purchase of catastrophe reinsurance coverage. We use catastrophe modeling and a risk concentration management tool to monitor and control our accumulations of potential losses in catastrophe exposed areas in the United States, such as California and the gulf and east coasts, as well as in catastrophe exposed areas in other countries. The information provided by the catastrophe modeling and the risk concentration management tool has resulted in our non-renewing some accounts and refraining from writing others.

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

Incurred but not reported (IBNR) reserve estimates are generally calculated by first projecting the ultimate cost of all claims that have occurred and then subtracting reported losses and loss expenses. Reported losses include cumulative paid losses and loss expenses plus case reserves. The IBNR reserve includes a provision for claims that have occurred but have not yet been reported to us, some of which are not yet known to the insured, as well as a provision for future development on reported claims. A relatively large proportion of our net loss reserves, particularly for long tail liability classes, are reserves for IBNR losses. In fact, about 70% of our aggregate net loss reserves at March 31, 2013 were for IBNR losses.

Our gross case and IBNR loss reserves and related reinsurance recoverable by class of business were as follows:

	Gross Loss Reserves			Reinsurance	Net Loss
March 31, 2013	Case	IBNR	Total	Recoverable	Reserves
	(in millions)

Personal insurance
Automobile	$263	$141	$404	$21	$383
Homeowners	451	401	852	132	720
Other	366	694	1,060	125	935

Total personal	1,080	1,236	2,316	278	2,038

Commercial insurance
Multiple peril	626	1,223	1,849	85	1,764
Casualty	1,484	5,392	6,876	357	6,519
Workers’ compensation	953	1,928	2,881	230	2,651
Property and marine	883	669	1,552	417	1,135

Total commercial	3,946	9,212	13,158	1,089	12,069

Specialty insurance
Professional liability	1,400	6,111	7,511	378	7,133
Surety	24	61	85	4	81

Total specialty	1,424	6,172	7,596	382	7,214

Total insurance	6,450	16,620	23,070	1,749	21,321

Reinsurance assumed	193	341	534	176	358

Total	$6,643	$16,961	$23,604	$1,925	$21,679

	Gross Loss Reserves			Reinsurance	Net Loss
December 31, 2012	Case	IBNR	Total	Recoverable	Reserves
	(in millions)

Personal insurance
Automobile	$265	$146	$411	$24	$387
Homeowners	437	589	1,026	128	898
Other	369	687	1,056	130	926

Total personal	1,071	1,422	2,493	282	2,211

Commercial insurance
Multiple peril	598	1,257	1,855	56	1,799
Casualty	1,504	5,339	6,843	358	6,485
Workers’ compensation	963	1,862	2,825	218	2,607
Property and marine	825	940	1,765	449	1,316

Total commercial	3,890	9,398	13,288	1,081	12,207

Specialty insurance
Professional liability	1,440	6,095	7,535	385	7,150
Surety	28	59	87	4	83

Total specialty	1,468	6,154	7,622	389	7,233

Total insurance	6,429	16,974	23,403	1,752	21,651
Reinsurance assumed	193	367	560	189	371

Total	$6,622	$17,341	$23,963	$1,941	$22,022

Loss reserves, net of reinsurance recoverable, decreased by $343 million during the first quarter of 2013. Loss reserves related to our insurance business decreased by $330 million during the first quarter of 2013, which reflected decreases of $390 million related to catastrophe losses and approximately $70 million related to the effect of foreign currency translation due to the stronger U.S. dollar at March 31, 2013 compared to December 31, 2012. Loss reserves related to our reinsurance assumed business, which is in runoff, decreased by $13 million.

The decreases in our homeowners and property and marine gross loss reserves during the first quarter of 2013 were due largely to payments during the first quarter of 2013 on catastrophe-related claims, primarily Storm Sandy, that were unpaid at December 31, 2012.

In establishing the loss reserves of our property and casualty subsidiaries, we consider facts currently known and the present state of the law and coverage litigation. Based on all information currently available, we believe that the aggregate loss reserves at March 31, 2013 were adequate to cover claims for losses that had occurred as of that date, including both those known to us and those yet to be reported. However, as discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012, there are significant uncertainties inherent in the loss reserving process. It is therefore possible that management’s estimate of the ultimate liability for losses that had occurred as of March 31, 2013 may change, which could have a material effect on the Corporation’s results of operations and financial condition.

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

We estimate that we experienced overall favorable prior year development of about $190 million during the first quarter of 2013 compared with favorable prior year development of about $100 million in the same period of 2012.

The favorable development in the first quarter of 2013 was primarily in the commercial property classes, partly due to lower than expected severity primarily in the 2012 accident year and, to a lesser extent, in the commercial liability classes due to continued favorable loss experience related mainly to accident years 2010 and prior, and in the professional liability classes due to favorable loss experience related mainly to accident years 2008 and prior. The favorable development in the first quarter of 2012 occurred primarily in the commercial liability and professional liability classes due to continued favorable loss experience related mainly to accident years 2009 and prior, as well as in the personal insurance classes.

Investment Results

Property and casualty investment income before taxes decreased by 8% in the first quarter of 2013 compared with the same period in 2012. The decrease was due to a decline in average yields on our investment portfolio partially offset by the impact of an increase in our average invested assets. The average yield on the fixed maturity investment portfolio of the property and casualty subsidiaries for the first quarter of 2013 decreased compared to the same period of 2012 due to the continuing impact of lower reinvestment yields compared to the yields on fixed maturities that matured, were redeemed by the issuer or were sold since the first quarter of 2012. The increase in average invested assets during the first quarter of 2013 compared with the same period of 2012 was due to substantial operating cash flows in the last nine months of 2012 and the first quarter of 2013 partially offset by dividend distributions made by the property and casualty subsidiaries to Chubb during 2012.

The effective tax rate on our investment income was 17.9% in the first quarter of 2013 compared with 18.9% in the same period of 2012. The effective tax rate fluctuates as the proportion of tax exempt investment income relative to total investment income changes from period to period.

On an after-tax basis, property and casualty investment income decreased by 6% in the first quarter of 2013 compared with the same period in 2012. The after-tax annualized yield on the investment portfolio that supports our property and casualty insurance business was 2.93% and 3.21% in the first quarter of 2013 and 2012, respectively.

Other Income and Charges

Other income and charges, which includes miscellaneous income and expenses of the property and casualty subsidiaries, was not significant in the first quarter of 2013 and 2012.

Corporate and Other

Corporate and other comprises investment income earned on corporate invested assets, interest expense and other expenses not allocated to our operating subsidiaries and the results of our non-insurance subsidiaries.

Corporate and other produced a loss before taxes of $63 million in the first quarter of 2013 compared to a loss of $59 million for the same period of 2012.

Realized Investment Gains and Losses

Net realized investment gains and losses were as follows:

	Quarter Ended March 31
	2013	2012
	(in millions)

Net realized gains
Fixed maturities	$11	$35
Equity securities	55	19
Other invested assets	74	8

	140	62

Other-than-temporary impairment losses
Fixed maturities	—	(1)
Equity securities	(2)	(5)

	(2)	(6)

Realized investment gains before tax	$138	$56

Realized investment gains after tax	$90	$37

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

The net realized gains of the limited partnerships reported in the first quarter of 2013 primarily reflected the positive performance of the global equity and high yield investment markets in the fourth quarter of 2012. The net realized gains of the limited partnerships reported in the first quarter of 2012 primarily reflected the positive performance of the U.S. equity markets in the fourth quarter of 2011 partially offset by the negative performance of several non-U.S. equity markets, particularly in Asia, in the same period.

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

Capital Resources

Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. At March 31, 2013, the Corporation had shareholders’ equity of $16.0 billion and total debt of $3.6 billion.

On April 1, 2013, Chubb repaid $275 million of outstanding 5.2% notes due on that date.

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

In January 2012, the Board of Directors authorized the repurchase of up to $1.2 billion of Chubb’s common stock. On January 31, 2013, the Board of Directors authorized the repurchase of up to $1.3 billion of Chubb’s common stock, which authorization replaced the January 2012 authorization. Under these authorizations, during the first quarter of 2013, we repurchased 3,930,600 shares of Chubb’s common stock in open market transactions at a cost of $326 million. The January 2013 authorization has no expiration date and as of March 31, 2013, $1,082 million remained under this authorization. We expect to complete the repurchase of shares under this authorization by the end of January 2014, subject to market conditions and other factors.

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

Our strong underwriting and investment results generated substantial positive operating cash flows in the first quarter of 2013 and 2012. The cash provided by the property and casualty subsidiaries’ operating activities increased modestly in the first quarter of 2013 compared to the same period of 2012. The positive impact of lower tax payments and modestly higher premium collections was partially offset by the impact of higher loss payments and a lower amount of investment income received in the first quarter of 2013 compared to the same period of 2012. During the first quarter of 2013, the cash provided by the operating activities of the property and casualty subsidiaries exceeded the cash used for financing activities (primarily the payment of dividends to Chubb) by approximately $330 million. In the first quarter of 2013, dividends paid to Chubb by the property and casualty subsidiaries decreased by $196 million compared to the comparable period of 2012 reflecting, in part, a difference in the timing of the payment of subsidiary dividends in 2012 and those anticipated in 2013. During the first quarter of 2012, the cash provided by operating activities of the property and casualty subsidiaries exceeded the cash used for financing activities (primarily the payment of dividends to Chubb) by approximately $100 million.

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

During the first quarter of 2013, the property and casualty subsidiaries paid dividends of $104 million to Chubb. Whether any dividends the property and casualty subsidiaries may pay during the remainder of 2013 require regulatory approval will depend on the amount and timing of the dividend payments. As of March 31, 2013, the maximum aggregate dividend distribution that may be made by the subsidiaries to Chubb during the remainder of 2013 without prior regulatory approval was approximately $1.5 billion.

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

Our objective is to achieve an appropriate mix of taxable and tax exempt securities in our portfolio to balance both investment and tax strategies. At March 31, 2013, 64% of our U.S. fixed maturity portfolio was invested in tax exempt securities. At March 31, 2013, about 75% of our tax exempt securities were rated Aa or better, with about 20% rated Aaa. The average rating of our tax exempt securities was Aa. While about 25% of our tax exempt securities were insured, the effect of insurance on the average credit rating of these securities was insignificant. The insured tax exempt securities in our portfolio have been selected based on the quality of the underlying credit and not the value of the credit insurance enhancement.

At March 31, 2013, 5% of our taxable fixed maturity portfolio was invested in U.S. government and government agency and authority obligations other than mortgage-backed securities and had an average rating of Aa. About 60% of the U.S. government and government agency and authority obligations other than mortgage-backed securities were U.S. Treasury securities with an average rating of Aaa and the remainder were taxable bonds issued by states, municipalities and political subdivisions within the United States with an average rating of Aa.

At March 31, 2013, 46% of our taxable fixed maturity portfolio consisted of corporate bonds other than mortgage-backed securities, which were issued by a diverse group of U.S. and foreign issuers and had an average rating of A. About 60% of our corporate bonds other than mortgage-backed securities were issued by U.S. companies and about 40% were issued by foreign companies. Our foreign corporate bonds included $48 million, $36 million and $13 million issued by companies, including banks, in Ireland, Italy and Spain, respectively. We held no bonds issued by companies in Greece or Portugal.

At March 31, 2013, 38% of our taxable fixed maturity portfolio was invested in foreign government and government agency obligations, which had an average rating of Aa. The foreign government and government agency obligations consisted of high quality securities, primarily issued by national governments and, to a lesser extent, government agencies, regional governments and supranational organizations. The five largest issuers within this portfolio were Canada, Germany, the United Kingdom, Australia and Brazil, which collectively accounted for about 75% of our total foreign government and government agency obligations. Another 8% of our total foreign government and government agency obligations were issued by supranational organizations. We held no sovereign securities issued by Portugal, Ireland, Italy, Greece or Spain. We did not hold any foreign government or government agency fixed maturities that have third party guarantees.

At March 31, 2013, 11% of our taxable fixed maturity portfolio was invested in mortgage-backed securities. About 95% of the mortgage-backed securities were rated Aaa. About half of the remaining 5% were below investment grade. Of the Aaa rated securities, 16% were residential mortgage-backed securities, consisting of government agency pass-through securities guaranteed by a government agency or a government sponsored enterprise (GSE), GSE collateralized mortgage obligations (CMOs) and other CMOs, all backed by single family home mortgages. The majority of our CMOs are actively traded in liquid markets. The other 84% of the Aaa rated securities were call protected, commercial mortgage-backed securities (CMBS). About 99% of our CMBS were senior securities with the highest level of subordination.

The net unrealized appreciation before tax of our fixed maturities and equity securities carried at fair value was $3.1 billion at March 31, 2013 and December 31, 2012. Such unrealized appreciation is reflected in accumulated other comprehensive income, net of applicable deferred income taxes.

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

At March 31, 2013 and December 31, 2012, we held an insignificant amount of financial instruments in our investment portfolio for which a lack of market liquidity impacted our determination of fair value.

Item 4 — Controls and Procedures

As of March 31, 2013, an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) was performed under the supervision and with the participation of the Corporation’s management, including Chubb’s chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2013.

During the quarter ended March 31, 2013, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A — Risk Factors

The Corporation’s business is subject to a number of risks, including those identified in Item 1A of Chubb’s Annual Report on Form 10-K for the year ended December 31, 2012, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from fiscal period to fiscal period. The risks described in the Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could have a material effect on our business, results of operations, financial condition and/or liquidity.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes Chubb’s stock repurchased each month in the quarter ended March 31, 2013:

	Total Number of Shares Purchased(a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(b)
				(in millions)
Period
January 2013	1,365,500	$78.79	1,365,500	$1,300

February 2013	898,600	83.70	898,600	1,225

March 2013	1,666,500	85.74	1,666,500	1,082

Total	3,930,600	82.86	3,930,600

(a)	The stated amounts exclude 2,679 shares, 728 shares and 1,252 shares delivered to Chubb during the months of January 2013, February 2013 and March 2013, respectively, by employees of the Corporation to cover option exercise prices in connection with the Corporation’s stock-based compensation plans.

(b)	On January 26, 2012, the Board of Directors authorized the repurchase of up to $1.2 billion of Chubb’s common stock. On January 31, 2013, the Board of Directors authorized the repurchase of up to $1.3 billion of Chubb’s common stock replacing the January 26, 2012 authorization. The authorization has no expiration date.

Item 6 — Exhibits

Exhibit Number		Description
	-	Material Contracts
10.1		Schedule of Salary Actions for Named Executive Officers incorporated by reference to Exhibit (10.1) of the registrant’s Current Report on Form 8-K filed on March 1, 2013.
10.2		Form of Restricted Stock Unit Agreement under The Chubb Corporation Long-Term Incentive Plan (2009) incorporated by reference to Exhibit (10.2) of the registrant’s Current Report on Form 8-K filed on March 1, 2013.

	-	Rule 13a-14(a)/15d-14(a) Certifications
31.1		Certification by John D. Finnegan filed herewith.
31.2		Certification by Richard G. Spiro filed herewith.

	-	Section 1350 Certifications
32.1		Certification by John D. Finnegan filed herewith.
32.2		Certification by Richard G. Spiro filed herewith.

	-	Interactive Data File
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Chubb Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHUBB CORPORATION

(Registrant)

	By:	/s/ John J. Kennedy
John J. Kennedy
Senior Vice President and Chief Accounting Officer

Date: May 8, 2013