Form 10-Q
period 2013-06-30
CHUBB CORP
filed 2013-08-07
CIK 20171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of common stock outstanding as of June 30, 2013 was 255,514,506.

THE CHUBB CORPORATION

EX-31.1

EX-31.2

EX-32.1

EX-32.2

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMADOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT

Part I. FINANCIAL INFORMATION

Item 1 — Financial Statements

THE CHUBB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

PERIODS ENDED JUNE 30

(in millions)

	Second Quarter		Six Months
	2013	2012	2013	2012
Revenues
Premiums Earned	$2,995	$2,983	$5,999	$5,934
Investment Income	368	390	740	791
Other Revenues	9	3	12	5
Realized Investment Gains (Losses), Net
Total Other-Than-Temporary Impairment Losses on Investments	(5)	(30)	(7)	(35)
Other-Than-Temporary Impairment Losses on Investments Recognized in Other Comprehensive Income	—	(1)	—	(2)
Other Realized Investment Gains, Net	184	78	324	140

Total Realized Investment Gains, Net	179	47	317	103

Total Revenues	3,551	3,423	7,068	6,833

Losses and Expenses
Losses and Loss Expenses	1,694	1,860	3,262	3,567
Amortization of Deferred Policy Acquisition Costs	617	607	1,204	1,183
Other Insurance Operating Costs and Expenses	358	351	717	717
Investment Expenses	13	10	26	21
Other Expenses	11	3	17	6
Corporate Expenses	62	65	130	133

Total Losses and Expenses	2,755	2,896	5,356	5,627

Income Before Federal and Foreign Income Tax	796	527	1,712	1,206
Federal and Foreign Income Tax	217	123	477	296

Net Income	$579	$404	$1,235	$910

Net Income Per Share

Basic	$2.22	$1.49	$4.72	$3.33
Diluted	2.21	1.48	4.69	3.31

Dividends Declared Per Share	.44	.41	.88	.82

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

PERIODS ENDED JUNE 30

(in millions)

	Second Quarter		Six Months
	2013	2012	2013	2012
Net Income	$579	$404	$1,235	$910

Other Comprehensive Income (Loss), Net of Tax
Change in Unrealized Appreciation of Investments	(700)	67	(696)	121
Change in Unrealized Other-Than-Temporary Impairment Losses on Investments	—	1	—	2
Foreign Currency Translation Gains (Losses)	28	(28)	(22)	(37)
Change in Postretirement Benefit Costs Not Yet Recognized in Net Income	14	14	31	28

	(658)	54	(687)	114

Comprehensive Income (Loss)	$(79)	$458	$548	$1,024

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions)

	June 30 2013	December 31 2012
Assets

Invested Assets
Short Term Investments	$2,002	$2,528
Fixed Maturities (cost $35,837 and $35,398)	37,300	38,076
Equity Securities (cost $1,281 and $1,244)	1,845	1,663
Other Invested Assets	1,756	1,954

TOTAL INVESTED ASSETS	42,903	44,221

Cash	67	50
Accrued Investment Income	427	424
Premiums Receivable	2,315	2,185
Reinsurance Recoverable on Unpaid Losses and Loss Expenses	1,833	1,941
Prepaid Reinsurance Premiums	344	337
Deferred Policy Acquisition Costs	1,262	1,206
Deferred Income Tax	162	—
Goodwill	467	467
Other Assets	1,460	1,353

TOTAL ASSETS	$51,240	$52,184

Liabilities

Unpaid Losses and Loss Expenses	$23,531	$23,963
Unearned Premiums	6,514	6,361
Long Term Debt	3,300	3,575
Dividend Payable to Shareholders	114	108
Deferred Income Tax	—	162
Accrued Expenses and Other Liabilities	2,258	2,188

TOTAL LIABILITIES	35,717	36,357

Shareholders’ Equity

Common Stock - $1 Par Value; 371,980,460 Shares	372	372
Paid-In Surplus	126	178
Retained Earnings	21,015	20,009
Accumulated Other Comprehensive Income	744	1,431
Treasury Stock, at Cost - 116,465,954 and 110,217,445 Shares	(6,734)	(6,163)

TOTAL SHAREHOLDERS’ EQUITY	15,523	15,827

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$51,240	$52,184

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30

(in millions)

	2013	2012
Common Stock
Balance, Beginning of Year and End of Period	$372	$372

Paid-In-Surplus
Balance, Beginning of Year	178	190
Changes Related to Stock-Based Employee Compensation (includes tax benefit of $27 and $21)	(52)	(47)

Balance, End of Period	126	143

Retained Earnings
Balance, Beginning of Year	20,009	18,903
Net Income	1,235	910
Dividends Declared (per share $.88 and $.82)	(229)	(222)

Balance, End of Period	21,015	19,591

Accumulated Other Comprehensive Income
Unrealized Appreciation of Investments Including Unrealized Other-Than-Temporary Impairment Losses
Balance, Beginning of Year	2,013	1,736
Change During Period, Net of Tax	(696)	123

Balance, End of Period	1,317	1,859

Foreign Currency Translation Gains
Balance, Beginning of Year	135	146
Change During Period, Net of Tax	(22)	(37)

Balance, End of Period	113	109

Postretirement Benefit Costs Not Yet Recognized in Net Income
Balance, Beginning of Year	(717)	(687)
Change During Period, Net of Tax	31	28

Balance, End of Period	(686)	(659)

Accumulated Other Comprehensive Income, End of Period	744	1,309

Treasury Stock, at Cost
Balance, Beginning of Year	(6,163)	(5,359)
Repurchase of Shares	(649)	(606)
Shares Issued Under Stock-Based Employee Compensation Plans	78	111

Balance, End of Period	(6,734)	(5,854)

TOTAL SHAREHOLDERS’ EQUITY	$15,523	$15,561

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30

(in millions)

	2013	2012
Cash Flows from Operating Activities
Net Income	$1,235	$910
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Increase (Decrease) in Unpaid Losses and Loss Expenses, Net	(299)	279
Increase in Unearned Premiums, Net	158	115
Increase in Premiums Receivable	(130)	(118)
Change in Income Tax Payable or Recoverable	27	(100)
Amortization of Premiums and Discounts on Fixed Maturities	91	77
Depreciation	28	26
Realized Investment Gains, Net	(317)	(103)
Other, Net	(229)	(200)

Net Cash Provided by Operating Activities	564	886

Cash Flows from Investing Activities
Proceeds from Fixed Maturities
Sales	1,138	1,176
Maturities, Calls and Redemptions	2,353	1,946
Proceeds from Sales of Equity Securities	273	63
Purchases of Fixed Maturities	(4,053)	(3,477)
Purchases of Equity Securities	(92)	(70)
Investments in Other Invested Assets, Net	280	179
Decrease (Increase) in Short Term Investments, Net	514	(117)
Change in Receivable or Payable from Security Transactions Not Settled, Net	165	221
Purchases of Property and Equipment, Net	(25)	(21)

Net Cash Provided by (Used In) Investing Activities	553	(100)

Cash Flows from Financing Activities
Repayment of Long Term Debt	(275)	—
Decrease in Funds Held Under Deposit Contracts	(4)	(6)
Proceeds from Issuance of Common Stock Under Stock-Based Employee Compensation Plans	36	60
Repurchase of Shares	(634)	(618)
Dividends Paid to Shareholders	(223)	(219)

Net Cash Used in Financing Activities	(1,100)	(783)

Net Increase in Cash	17	3

Cash at Beginning of Year	50	58

Cash at End of Period	$67	$61

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

2) Invested Assets

(a) The amortized cost and fair value of fixed maturities and equity securities were as follows:

	June 30, 2013
	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
	(in millions)
Fixed maturities
Tax exempt	$18,353	$953	$159	$19,147

Taxable
U.S. government and government agency and authority obligations.	779	40	5	814
Corporate bonds	8,126	401	84	8,443
Foreign government and government agency obligations	6,813	270	21	7,062
Residential mortgage-backed securities	336	26	1	361
Commercial mortgage-backed securities	1,430	46	3	1,473

	17,484	783	114	18,153

Total fixed maturities	$35,837	$1,736	$273	$37,300

Equity securities	$1,281	$574	$10	$1,845

	December 31, 2012
	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
	(in millions)
Fixed maturities
Tax exempt	$18,410	$1,522	$19	$19,913

Taxable
U.S. government and government agency and authority obligations	973	66	—	1,039
Corporate bonds	7,331	609	3	7,937
Foreign government and government agency obligations	6,614	395	1	7,008
Residential mortgage-backed securities	421	36	2	455
Commercial mortgage-backed securities	1,649	76	1	1,724

	16,988	1,182	7	18,163

Total fixed maturities	$35,398	$2,704	$26	$38,076

Equity securities	$1,244	$453	$34	$1,663

The fair value and amortized cost of fixed maturities at June 30, 2013 by contractual maturity were as follows:

	Fair Value	Amortized Cost
	(in millions)
Due in one year or less	$2,192	$2,161
Due after one year through five years	14,105	13,532
Due after five years through ten years	11,328	10,699
Due after ten years	7,841	7,679

	35,466	34,071
Residential mortgage-backed securities	361	336
Commercial mortgage-backed securities	1,473	1,430

	$37,300	$35,837

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

(b) The components of unrealized appreciation or depreciation, including unrealized other-than-temporary impairment losses, of investments carried at fair value were as follows:

	June 30 2013	December 31 2012
	(in millions)
Fixed maturities
Gross unrealized appreciation	$1,736	$2,704
Gross unrealized depreciation	273	26

	1,463	2,678

Equity securities
Gross unrealized appreciation	574	453
Gross unrealized depreciation	10	34

	564	419

	2,027	3,097
Deferred income tax liability	710	1,084

	$1,317	$2,013

The following table summarizes, for all investment securities in an unrealized loss position at June 30, 2013, the aggregate fair value and gross unrealized depreciation, including unrealized other-than-temporary impairment losses, by investment category and length of time that individual securities have continuously been in an unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
	(in millions)
Fixed maturities
Tax exempt	$2,855	$146	$126	$13	$2,981	$159

Taxable
U.S. government and government agency and authority obligations.	146	4	19	1	165	5
Corporate bonds	2,616	83	13	1	2,629	84
Foreign government and government agency obligations	1,440	20	9	1	1,449	21
Residential mortgage-backed securities	7	—	16	1	23	1
Commercial mortgage-backed securities	208	3	21	—	229	3

	4,417	110	78	4	4,495	114

Total fixed maturities	7,272	256	204	17	7,476	273

Equity securities	68	6	10	4	78	10

	$7,340	$262	$214	$21	$7,554	$283

At June 30, 2013, approximately 1,120 individual fixed maturities and 10 individual equity securities were in an unrealized loss position. The Corporation does not have the intent to sell and it is not more likely than not that the Corporation will be required to sell these fixed maturities before the securities recover to their amortized cost value. In addition, the Corporation believes that none of the declines in the fair values of these fixed maturities relate to credit losses. The Corporation has the intent and ability to hold the equity securities in an unrealized loss position for a period of time sufficient to allow for the recovery of cost. The Corporation believes that none of the declines in the fair value of these fixed maturities and equity securities were other than temporary at June 30, 2013.

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

The change in unrealized appreciation or depreciation of investments carried at fair value, including the change in unrealized other-than-temporary impairment losses, was as follows:

	Periods Ended June 30
	Second Quarter		Six Months
	2013	2012	2013	2012
	(in millions)
Change in unrealized appreciation of fixed maturities	$(1,019)	$133	$(1,215)	$116
Change in unrealized appreciation of equity securities	(57)	(28)	145	74

	(1,076)	105	(1,070)	190
Deferred income tax (credit)	(376)	37	(374)	67

	$(700)	$68	$(696)	$123

(c) Realized investment gains and losses were as follows:

	Periods Ended June 30
	Second Quarter		Six Months
	2013	2012	2013	2012
	(in millions)
Fixed maturities
Gross realized gains	$14	$24	$27	$62
Gross realized losses	(8)	(7)	(10)	(10)
Other-than-temporary impairment losses	—	(1)	—	(2)

	6	16	17	50

Equity securities
Gross realized gains	119	6	174	25
Other-than-temporary impairment losses	(5)	(30)	(7)	(35)

	114	(24)	167	(10)

Other invested assets	59	55	133	63

	$179	$47	$317	$103

(d) As of June 30, 2013 and December 31, 2012, fixed maturities still held by the Corporation for which a portion of their other-than-temporary impairment losses were recognized in other comprehensive income had cumulative credit-related losses of $21 million and $22 million, respectively, recognized in net income.

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

The components of other comprehensive income or loss were as follows:

	Periods Ended June 30, 2013
	Second Quarter			Six Months
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
	(in millions)
Net unrealized holding losses arising during the period	$(956)	$(334)	$(622)	$(886)	$(310)	$(576)
Reclassification adjustment for net realized gains included in net income	120	42	78	184	64	120

Net unrealized losses recognized in other comprehensive income or loss	(1,076)	(376)	(700)	(1,070)	(374)	(696)

Postretirement benefit costs not yet recognized in net income arising during the period	(1)	(1)	—	1	—	1
Reclassification adjustment for the amortization of net actuarial loss and prior service cost (a)	(23)	(9)	(14)	(47)	(17)	(30)

Net change in postretirement benefit costs not yet recognized in net income	22	8	14	48	17	31

Foreign currency translation gains (losses)	42	14	28	(35)	(13)	(22)

Total other comprehensive loss	$(1,012)	$(354)	$(658)	$(1,057)	$(370)	$(687)

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

Revenues and income before income tax of each operating segment were as follows:

	Periods Ended June 30
	Second Quarter		Six Months
	2013	2012	2013	2012
	(in millions)
Revenues
Property and casualty insurance
Premiums earned
Personal insurance	$1,050	$1,014	$2,081	$2,004
Commercial insurance	1,299	1,305	2,607	2,591
Specialty insurance	645	664	1,311	1,336

Total insurance	2,994	2,983	5,999	5,931

Reinsurance assumed	1	—	—	3

	2,995	2,983	5,999	5,934

Investment income	361	381	724	772

Total property and casualty insurance	3,356	3,364	6,723	6,706

Corporate and other	16	12	28	24
Realized investment gains, net	179	47	317	103

Total revenues	$3,551	$3,423	$7,068	$6,833

Income (loss) before income tax
Property and casualty insurance
Underwriting
Personal insurance	$75	$58	$225	$219
Commercial insurance	124	18	319	69
Specialty insurance	96	65	191	131

Total insurance	295	141	735	419

Reinsurance assumed	6	8	10	19

	301	149	745	438
Increase in deferred policy acquisition costs	16	10	57	24

Underwriting income	317	159	802	462

Investment income	349	373	700	753

Other income	9	6	14	5

Total property and casualty insurance	675	538	1,516	1,220

Corporate and other	(58)	(58)	(121)	(117)
Realized investment gains, net	179	47	317	103

Total income before income tax	$796	$527	$1,712	$1,206

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

The methods and assumptions used to estimate the fair values of financial instruments are as follows:

(i)	The carrying value of short term investments approximates fair value due to the short maturities of these investments.

(ii)	Fair values for fixed maturities are determined by management, utilizing prices obtained from a third party, nationally recognized pricing service or, in the case of securities for which prices are not provided by a pricing service, from third party brokers. For fixed maturities that have quoted prices in active markets, market quotations are provided. For fixed maturities that do not trade on a daily basis, the pricing service and brokers provide fair value estimates using a variety of inputs including, but not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, reference data, prepayment rates and measures of volatility. Management reviews on an ongoing basis the reasonableness of the methodologies used by the relevant pricing service and brokers. In addition, management, using the prices received for the securities from the pricing service and brokers, determines the aggregate portfolio price performance and reviews it against applicable indices. If management believes that significant discrepancies exist, it will discuss these with the relevant pricing service or broker to resolve the discrepancies.

(iii)	Fair values of equity securities are determined by management, utilizing quoted market prices.

(iv)	Fair values of warrants included in other invested assets are determined by management, utilizing an option pricing model.

(v)	Fair values of long term debt issued by Chubb are determined by management, utilizing prices obtained from a third party, nationally recognized pricing service.

The carrying values and fair values of financial instruments were as follows:

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Assets
Invested assets
Short term investments	$2,002	$2,002	$2,528	$2,528
Fixed maturities	37,300	37,300	38,076	38,076
Equity securities	1,845	1,845	1,663	1,663
Other invested assets	—	—	46	46

Liabilities
Long term debt	3,300	3,851	3,575	4,372

A pricing service provides fair value amounts for approximately 99% of the Corporation’s fixed maturities. The prices obtained from a pricing service and brokers generally are non-binding, but are reflective of current market transactions in the applicable financial instruments.

At June 30, 2013 and December 31, 2012, the Corporation held an insignificant amount of financial instruments in its investment portfolio for which a lack of market liquidity impacted the determination of fair value.

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

Level 3 – Significant unobservable inputs.

The fair value of financial instruments categorized based upon the lowest level of input that was significant to the fair value measurement was as follows:

	June 30, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Short term investments	$137	$1,865	$—	$2,002

Fixed maturities
Tax exempt	—	19,142	5	19,147

Taxable
U.S. government and government agency and authority obligations	—	814	—	814
Corporate bonds	—	8,317	126	8,443
Foreign government and government agency obligations	—	7,052	10	7,062
Residential mortgage-backed securities	—	353	8	361
Commercial mortgage-backed securities	—	1,473	—	1,473

	—	18,009	144	18,153

Total fixed maturities	—	37,151	149	37,300

Equity securities	1,838	—	7	1,845

	$1,975	$39,016	$156	$41,147

Liabilities
Long term debt	$—	$3,851	$—	$3,851

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Short term investments	$182	$2,346	$—	$2,528

Fixed maturities
Tax exempt	—	19,907	6	19,913

Taxable
U.S. government and government agency and authority obligations	—	1,039	—	1,039
Corporate bonds	—	7,779	158	7,937
Foreign government and government agency obligations	—	7,008	—	7,008
Residential mortgage-backed securities	—	446	9	455
Commercial mortgage-backed securities	—	1,724	—	1,724

	—	17,996	167	18,163

Total fixed maturities	—	37,903	173	38,076

Equity securities	1,655	—	8	1,663
Other invested assets	—	—	46	46

	$1,837	$40,249	$227	$42,313

Liabilities
Long term debt	$—	$4,372	$—	$4,372

6) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Periods Ended June 30
	Second Quarter		Six Months
	2013	2012	2013	2012
	(in millions, except for per share amounts)
Basic earnings per share:
Net income	$579	$404	$1,235	$910

Weighted average shares outstanding	260.5	271.5	261.9	272.9

Basic earnings per share	$2.22	$1.49	$4.72	$3.33

Diluted earnings per share:
Net income	$579	$404	$1,235	$910

Weighted average shares outstanding	260.5	271.5	261.9	272.9
Additional shares from assumed issuance of shares under stock- based compensation awards	1.0	1.8	1.3	1.9

Weighted average shares and potential shares assumed outstanding for computing diluted earnings per share	261.5	273.3	263.2	274.8

Diluted earnings per share	$2.21	$1.48	$4.69	$3.31

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition of the Corporation as of June 30, 2013 compared with December 31, 2012 and the results of operations for the six months and three months ended June 30, 2013 and 2012. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes contained in this report and the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

Cautionary Statement Regarding Forward-Looking Information

Certain statements in this document are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 (PSLRA). These forward-looking statements are made pursuant to the safe harbor provisions of the PSLRA and include statements regarding market conditions in 2013, including premium volume, rate trends, the pricing environment and competition; the cost of our property reinsurance program in 2013; our loss reserve and reinsurance recoverable estimates; property and casualty investment income after taxes for the full year 2013; the repurchase of common stock under our share repurchase program; and our financial position, capital adequacy and funding of liquidity needs. Forward-looking statements frequently can be identified by words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “predict,” “potential,” “continue,” or other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. These statements are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties, which include, among others, those discussed or identified from time to time in our public filings with the Securities and Exchange Commission and those associated with:

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

•

Net income was $1.2 billion in the first six months of 2013 and $579 million in the second quarter compared with $910 million and $404 million, respectively in the same periods of 2012. Net income was higher in the first six months and second quarter of 2013 compared to the same periods of 2012 due to higher operating income and higher net realized investment gains. We define operating income as net income excluding realized investment gains and losses after tax.

•

Operating income was $1.0 billion in the first six months of 2013 and $463 million in the second quarter compared with $843 million and $374 million, respectively, in the same periods of 2012. The higher operating income in the first six months and second quarter of 2013 was due to substantially higher underwriting income in our property and casualty insurance business. Property and casualty investment income decreased in both periods of 2013 compared with the same periods of 2012. Management uses operating income, a non-GAAP financial measure, among other measures, to evaluate its performance because the realization of investment gains and losses in any period could be discretionary as to timing and can fluctuate significantly, which could distort the analysis of operating trends.

•

Underwriting results were highly profitable in the first six months and second quarter of 2013 compared with profitable results in the same periods of 2012. Our combined loss and expense ratio was 86.7% in the first six months of 2013 and 88.8% in the second quarter compared with 92.0% and 93.8% in the respective periods of 2012. Results were more profitable in the first six months and second quarter of 2013 due to a lower current accident year loss ratio excluding catastrophes and a higher amount of favorable prior year loss development. The impact of catastrophes accounted for 4.3 percentage points of the combined ratio in the first six months of 2013 and 7.9 percentage points in the second quarter compared with 4.2 and 7.5 percentage points, respectively, in the same periods of 2012.

•

During the first six months and second quarter of 2013, we estimate that we experienced overall favorable prior year loss development of about $405 million and $215 million, respectively. We estimate that during the first six months and second quarter of 2012, we experienced overall favorable prior year loss development of about $265 million and $165 million, respectively. In each period we experienced favorable prior year loss development in each segment of our business.

•

Total net premiums written increased by 2% in the first six months of 2013 and were flat in the second quarter compared with the same periods of 2012. Net premiums written in the United States increased by 2% in the first six months of 2013 and 1% in the second quarter. Net premiums written outside the United States expressed in U.S. dollars increased by 2% in the first six months of 2013 and decreased by 3% in the second quarter. When measured in local currencies, such premiums increased modestly in the first six months of 2013 and decreased slightly in the second quarter.

•

Property and casualty investment income after tax decreased by 6% in the first six months and second quarter of 2013 compared with the same periods of 2012 due to a decline in the average yield on our investment portfolio. Management uses property and casualty investment income after tax, a non-GAAP financial measure, to evaluate its investment results because it reflects the impact of any change in the proportion of tax exempt investment income to total investment income and is therefore more meaningful for analysis purposes than investment income before income tax.

•

Net realized investment gains before tax were $317 million ($206 million after tax) in the first six months of 2013 and $179 million ($116 million after tax) in the second quarter compared with $103 million ($67 million after tax) and $47 million ($30 million after tax) in the same periods of 2012. In the first six months and second quarter of 2013, net realized investment gains included the recognition of a gain in connection with the merger of an issuer in which we held equity securities and warrants. The remaining net realized gains in the 2013 periods were primarily related to investments in limited partnerships, which generally are reported on a quarter lag, and sales of equity securities. The net realized gains in the first six months of 2012 were primarily related to investments in limited partnerships and sales of fixed maturity securities. The net realized gains in the second quarter of 2012 were primarily related to investments in limited partnerships.

A summary of our consolidated net income is as follows:

	Periods Ended June 30
	Six Months		Second Quarter
	2013	2012	2013	2012
	(in millions)
Property and casualty insurance	$1,516	$1,220	$675	$538
Corporate and other	(121)	(117)	(58)	(58)

Consolidated operating income before income tax	1,395	1,103	617	480
Federal and foreign income tax	366	260	154	106

Consolidated operating income	1,029	843	463	374
Realized investment gains after income tax	206	67	116	30

Consolidated net income	$1,235	$910	$579	$404

Property and Casualty Insurance

A summary of the results of operations of our property and casualty insurance business is as follows:

	Periods Ended June 30
	Six Months		Second Quarter
	2013	2012	2013	2012
	(in millions)
Underwriting
Net premiums written	$6,157	$6,049	$3,100	$3,100
Increase in unearned premiums	(158)	(115)	(105)	(117)

Premiums earned	5,999	5,934	2,995	2,983

Losses and loss expenses	3,262	3,567	1,694	1,860
Operating costs and expenses	1,974	1,913	991	966
Increase in deferred policy acquisition costs	(57)	(24)	(16)	(10)
Dividends to policyholders	18	16	9	8

Underwriting income	802	462	317	159

Investments
Investment income before expenses	724	772	361	381
Investment expenses	24	19	12	8

Investment income	700	753	349	373

Other income	14	5	9	6

Property and casualty income before tax	$1,516	$1,220	$675	$538

Property and casualty investment income after tax	$574	$611	$286	$303

Property and casualty income before tax was higher in the first six months and second quarter of 2013 compared with the same periods of 2012. The higher income in the first six months and second quarter of 2013 was due to substantially higher underwriting income. The increase in underwriting income in the first six months and second quarter of 2013 compared with the same periods of 2012 was attributable to a lower current accident year loss ratio excluding catastrophes and a higher amount of favorable prior year loss development. The impact of catastrophes was similar in the first six months and second quarter of both years. Investment income decreased in the first six months and second quarter of 2013 compared with the same periods of 2012, due to a decline in the average yield on our investment portfolio.

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

Net Premiums Written

Net premiums written were $6.2 billion in the first six months of 2013 compared with $6.0 billion in the same period of 2012. Net premiums written were $3.1 billion in the second quarter of both years. Net premiums written by business unit were as follows:

	Six Months Ended June 30			Quarter Ended June 30		% Incr. (Decr.)
	2013	2012	% Incr.	2013	2012
	(in millions)			(in millions)
Personal insurance	$2,141	$2,049	4%	$1,154	$1,109	4%
Commercial insurance	2,759	2,758	—	1,319	1,353	(3)
Specialty insurance	1,258	1,240	1	626	638	(2)

Total insurance	6,158	6,047	2	3,099	3,100	—
Reinsurance assumed	(1)	2	*	1	—	*

Total	$6,157	$6,049	2	$3,100	$3,100	—

*	The change in net premiums written is not presented since the business is in runoff.

Net premiums written increased by 2% in the first six months of 2013 and were flat in the second quarter compared with the same periods of 2012. Net premiums written in the United States, which represented 74% of our total net premiums written in the first six months of 2013, increased by 2% in the first six months of 2013 and 1% in the second quarter. Net premiums written outside the United States, expressed in U.S. dollars, increased by 2% in the first six months of 2013 and decreased by 3% in the second quarter. When measured in local currencies, net premiums written outside the United States increased modestly in the first six months of 2013 and decreased slightly in the second quarter.

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

Growth in net premiums written in the United States in the first six months and second quarter of 2013 was driven by growth in our personal insurance segment. Net premiums written in the United States were near flat in the first six months of 2013 and decreased slightly in the second quarter in both our commercial insurance and specialty insurance segments. Growth in our personal insurance business in both periods of 2013 was attributable to new business, strong retention of existing business as well as higher rates and insured exposures upon renewal. Growth in our commercial insurance segment and our professional liability insurance business, which is the predominant component of our specialty insurance segment, while reflecting higher rates and continued strong retention, remained constrained by our underwriting actions and judicious approach to new business in the highly competitive market in both the first six months and second quarter of 2013.

Average renewal rates for our personal insurance business in the United States were up modestly in the first six months and second quarter of 2013, driven particularly by our homeowners business. Average renewal rates in the first six months and second quarter of 2013 in the United States were up significantly in both our commercial and professional liability businesses in comparison to expiring rates. The amounts of coverage purchased or the insured exposures, both of which are bases upon which we calculate the premiums we charge, were down slightly in the first six months and second quarter of 2013 compared to the same periods in 2012 in our commercial insurance and our professional liability businesses. We continued to retain a high percentage of our existing commercial and professional liability business. Renewal retention levels in the first six months of 2013 were similar in our commercial insurance business and slightly lower in our professional liability business compared to those in the same period of 2012. As part of our ongoing catastrophe management activities, during the first six months of 2013 we non-renewed or reduced our participation in some commercial accounts that had catastrophe-related exposure. Retention levels in the second quarter of 2013 were slightly lower in our commercial insurance business and slightly higher in our professional liability business than those in the same period of 2012. During the first six months of 2013, we have continued to seek renewal rate increases in most of the classes within these businesses and to take underwriting actions to improve profitability, particularly in some of the professional liability classes. The overall level of new business in the United States in our commercial and professional liability businesses was down in the first six months and second quarter of 2013 compared with the same periods of 2012, reflecting both the competitive market as well as our underwriting discipline.

Outside the United States, growth in net premiums written in the first six months of 2013 was driven by modest growth in our personal insurance and specialty insurance segments. Net premiums written in our commercial insurance segment outside the United States were flat in the first six months of 2013. In the second quarter of 2013, the overall decrease in net premiums written outside the United States was driven by decreases in both our commercial insurance and specialty insurance segments. Net premiums written in our personal insurance segment grew slightly in the second quarter of 2013. Overall growth in net premiums written outside the United States in the first six months and second quarter of 2013 reflected a slight negative impact from foreign currency translation.

Growth in our personal insurance business outside the United States in the first six months and second quarter of 2013 reflected modest increases in average renewal rates. Average renewal rates outside the United States were up modestly in our commercial insurance business in the first six months of 2013 but up only slightly in the second quarter. Average renewal rates in our professional liability business were up slightly in both periods of 2013. Retention levels for our commercial insurance business and professional liability business written outside the United States in the first six months and second quarter of 2013 were slightly lower than those in the same periods of 2012. For our commercial insurance business, the level of new business written outside the United States was slightly lower in the first six months of 2013 and nearly unchanged in the second quarter compared to that in the respective periods of 2012. The level of new business written outside the United States for our professional liability business was slightly lower in both periods of 2013 compared to that in the same periods of 2012.

We expect our net written premiums for the full year 2013 will increase at a rate similar to the rate in the first half of the year, including a slight negative impact from foreign currency translation, assuming average foreign currency to U.S. dollar exchange rates for the remainder of the year remain similar to June 30, 2013 levels. We expect that market conditions will remain competitive but that the positive pricing environment, particularly in the United States, will continue during the remainder of 2013.

Reinsurance Ceded

Our premiums written are net of amounts ceded to reinsurers who assume a portion of the risk under the insurance policies we write that are subject to reinsurance.

The most significant component of our ceded reinsurance program is property reinsurance. We purchase two main types of property reinsurance: catastrophe and property per risk.

For property risks in the United States and Canada, we purchase traditional catastrophe reinsurance, including our primary treaty which we refer to as our North American catastrophe treaty, as well as supplemental catastrophe reinsurance that provides additional coverage for our exposures in the northeast United States. For certain exposures in the United States, we have also arranged for the purchase of multi–year, collateralized reinsurance funded through the issuance of collateralized risk-linked securities, known as catastrophe bonds. For events outside the United States, we also purchase traditional catastrophe reinsurance.

We renewed our primary traditional property catastrophe treaties and our commercial property per risk treaty in April 2013 with no changes in coverage. A portion of the supplemental catastrophe reinsurance that provides coverage for our exposures in the northeast United States was renewed in June 2013 with no changes in coverage. The remaining portion is in effect until June 2014. The two catastrophe bond arrangements currently in place expire in years subsequent to 2013.

The North American catastrophe treaty has an initial retention of $500 million and provides coverage for exposures in the United States and Canada of approximately 34% of losses (net of recoveries from other available reinsurance) between $500 million and $900 million and approximately 72% of losses (net of recoveries) between $900 million and $1.65 billion. For certain catastrophic events in the northeast United States or along the southern U.S. coastline, the combination of the North American catastrophe treaty, supplemental catastrophe reinsurance and/or the catastrophe bond arrangements provide additional coverages as discussed below.

The catastrophe bond arrangements provide reinsurance coverage for specific types of losses in specific geographic locations. They are generally designed to supplement coverage provided under the North American catastrophe treaty. We currently have two catastrophe bond arrangements in effect. We have a $475 million reinsurance arrangement, a portion of which expires in March 2014 and the remainder in March 2015, that provides coverage for our exposure to homeowners and commercial losses related to certain hurricane, earthquake, severe thunderstorm and winter storm loss events in twelve states in the northeast United States and the District of Columbia. We also have a $150 million reinsurance arrangement that expires in March 2016 that provides coverage for homeowners-related hurricane and severe thunderstorm losses in eight states along the southern U.S. coastline.

For the indicated catastrophic events in the northeast United States, the combination of the North American catastrophe treaty, the supplemental catastrophe reinsurance and the $475 million catastrophe bond arrangement provides additional coverage of approximately 65% of losses (net of recoveries from other available reinsurance) between $1.65 billion and $3.65 billion.

For hurricane and severe thunderstorm events along the southern U.S. coastline, the $150 million catastrophe bond arrangement provides additional coverage of approximately 50% of homeowners-related hurricane and severe thunderstorm losses (net of recoveries from other available reinsurance) between $860 million and $1.16 billion.

For hurricane events in Florida, in addition to the coverage provided by the North American catastrophe treaty and the $150 million catastrophe bond arrangement discussed above, we have reinsurance from the Florida Hurricane Catastrophe Fund (FHCF), which is a state-mandated fund designed to reimburse insurers for a portion of their residential catastrophic hurricane losses. Our participation in this mandatory program limits our initial retention in Florida for homeowners-related losses to approximately $165 million and provides coverage of 90% of covered losses between approximately $165 million and $600 million.

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

For the North American catastrophe treaty, we incurred a slight increase in cost upon renewal. However, the renewal costs associated with the catastrophe treaty that covers events outside the United States and the commercial property per risk treaty were lower. We expect that the overall cost of our property reinsurance program will be modestly lower in 2013 than in 2012.

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

Underwriting results were highly profitable in the first six months and second quarter of 2013 compared with profitable results in the same periods of 2012. The combined loss and expense ratio for our overall property and casualty business was as follows:

	Periods Ended June 30
	Six Months		Second Quarter
	2013	2012	2013	2012

Loss ratio	54.5%	60.3%	56.7%	62.5%
Expense ratio	32.2	31.7	32.1	31.3

Combined ratio	86.7%	92.0%	88.8%	93.8%

The loss ratio was significantly lower in the first six months and second quarter of 2013 compared with the same periods of 2012 due to a lower current accident year loss ratio excluding catastrophes and a higher amount of favorable prior year loss development. The current accident year loss ratio excluding catastrophes was lower in the first six months and second quarter of 2013 compared with the same period of 2012 in each of our three insurance business segments. The overall loss ratio excluding catastrophes in the first six months and second quarter of both years reflected favorable loss experience that we believe resulted from our disciplined underwriting in recent years as well as relatively moderate loss trends and the positive impact on earned premiums of rate increases in most classes of business.

The overall impact of catastrophes in the first six months of 2013 was $255 million, which represented 4.3 percentage points of the combined ratio. This compares with an impact of catastrophes in the first six months of 2012 of $247 million, which represented 4.2 percentage points of the combined ratio. The impact of catastrophes in the second quarter of 2013 was $237 million, which represented 7.9 percentage points of the combined ratio. This compares with an impact of catastrophes in the second quarter of 2012 of $223 million, which represented 7.5 percentage points of the combined ratio. A significant portion of the catastrophe losses in the first six months of 2013 related to several severe storms in the central United States, as well as flooding in southern Alberta, Canada, primarily in the second quarter. A significant portion of the catastrophe losses in the first six months of 2012 related to several severe hail and wind storms in the United States, primarily in the second quarter. Our overall estimate of gross and net losses related to the Storm Sandy event in 2012 did not change during the first six months of 2013, although in the first quarter the estimate related to our commercial insurance business decreased slightly and the estimate related to our personal insurance business increased by the same amount.

The expense ratio was higher in the first six months and second quarter of 2013 compared with the same periods of 2012. The higher ratio in the first six months of 2013 was due mainly to higher commissions, primarily in the United States, as well as higher taxes. The higher ratio in the second quarter of 2013 was due to overhead expenses increasing at a greater rate than the rate of growth of premiums written and, to a lesser extent, higher taxes.

Review of Underwriting Results by Business Unit

Personal Insurance

Net premiums written from personal insurance, which represented 35% of our premiums written in the first six months of 2013, increased by 4% in the first six months and second quarter of 2013 compared with the same periods of 2012. Net premiums written for the classes of business within the personal insurance segment were as follows:

	Six Months Ended June 30			Quarter Ended June 30
	2013	2012	% Incr.	2013	2012	% Incr.
	(in millions)			(in millions)
Automobile	$371	$349	6%	$195	$185	5%
Homeowners	1,304	1,261	3	734	706	4
Other	466	439	6	225	218	3

Total personal	$2,141	$2,049	4	$1,154	$1,109	4

Growth in net premiums written in our personal insurance business in the first six months and second quarter of 2013 occurred in all classes of this business. Overall, net premiums written in our personal insurance business grew in the first six months and second quarter of 2013 both inside and outside the United States, but more so in the United States. Growth in net premiums written outside the United States was adversely impacted in both periods by foreign currency translation. Growth in our personal insurance business was attributable to new business, strong retention of existing business as well as higher rates and insured exposures upon renewal. Growth in personal automobile premiums in the first six months and second quarter of 2013 occurred both inside and outside the United States. Personal automobile premiums written outside the United States represent about 40% of our worldwide automobile business annually. Premiums in our homeowners business increased modestly in the first six months and second quarter of 2013 compared with the same periods of 2012, driven by growth in the United States, reflecting increases in coverage on existing policies and higher renewal rates. Homeowners premiums outside the United States decreased modestly in the first six months and second quarter of 2013 compared to the same periods of 2012, due in part to the negative impact of foreign currency translation. Premiums from our other personal business, which includes accident and health, excess liability and yacht coverages, increased in the first six months and second quarter of 2013 compared with the same periods of 2012, both inside and outside the United States. Our accident and health business grew modestly in the first six months of 2013 but was flat in the second quarter. Growth in our accident and health business in the first six months of 2013 occurred both inside and outside the United States. Our excess liability business grew modestly in both periods.

Our personal insurance business produced highly profitable underwriting results in the first six months and second quarter of both 2013 and 2012. The combined loss and expense ratios for the classes of business within the personal insurance segment were as follows:

	Periods Ended June 30
	Six Months		Second Quarter
	2013	2012	2013	2012

Automobile	94.7%	92.2%	95.3%	93.2%
Homeowners	84.5	85.0	86.9	90.3
Other	93.6	94.8	93.3	92.6
Total personal	88.2	88.3	89.6	91.2

The slightly more profitable underwriting results for our personal insurance business in the second quarter of 2013 compared with the same period of 2012 were driven by better results in our homeowners business, primarily due to a lower current accident year loss ratio excluding catastrophes. The impact of catastrophes represented 8.3 percentage points of the combined ratio for our personal insurance business in the first six months of 2013 and 12.7 percentage points in the second quarter compared with 6.4 and 11.5 percentage points, respectively, in the same periods of 2012. Of the 8.3 percentage points impact of catastrophes in the first six months of 2013, 1.3 percentage points related to an increase in the first quarter in estimated losses from Storm Sandy.

Our personal automobile business produced profitable results in the first six months and second quarter of 2013 and 2012, but more so in 2012. Results in all periods benefited from favorable prior year loss development.

Homeowners results were highly profitable in the first six months of both 2013 and 2012. Results were also highly profitable in the second quarter of both years, but more so in 2013. The more profitable results in the second quarter of 2013 were due in large part to a lower current accident year combined ratio excluding catastrophes, partly reflecting a low level of non-catastrophe fire-related losses. Catastrophe losses represented 13.1 percentage points of the combined ratio for this class in the first six months of 2013 and 20.1 percentage points in the second quarter compared with 10.0 and 18.0 percentage points, respectively, in the same periods of 2012.

Our other personal business produced similarly profitable results in the first six months and second quarter of 2013 and 2012. Our accident and health business produced slightly profitable results in the first six months and the second quarter of 2013 and 2012. Our personal excess liability business produced profitable results in the first six months and second quarter of 2013 and 2012, but slightly more so in the 2013 periods. Results for our personal excess liability business in all periods reflected favorable prior year loss development. Our yacht business produced highly profitable results in the first six months and second quarter of both years, but more so in the 2013 periods.

Commercial Insurance

Net premiums written from commercial insurance, which represented 45% of our premiums written in the first six months of 2013, were flat in the first six months of 2013 and decreased by 3% in the second quarter compared with the same periods of 2012. Net premiums written for the classes of business within the commercial insurance segment were as follows:

	Six Months Ended June 30		% Incr. (Decr.)	Quarter Ended June 30		% Incr. (Decr.)
	2013	2012		2013	2012
	(in millions)			(in millions)
Multiple peril	$549	$553	(1)%	$277	$292	(5)%
Casualty	850	870	(2)	402	420	(4)
Workers’ compensation	565	547	3	266	249	7
Property and marine	795	788	1	374	392	(5)

Total commercial	$2,759	$2,758	—	$1,319	$1,353	(3)

Net premiums written in our commercial insurance business in the first six months of 2013 were flat both inside and outside the United States. The decrease in net premiums written in the second quarter of 2013 occurred both inside and outside the United States, but to a greater extent outside the United States. Overall, the lack of premium growth for our commercial insurance business in both periods of 2013 reflected lower renewal exposures and somewhat lower, yet strong, retention levels in a market that continued to be highly competitive. The positive overall rate environment in the United States we experienced in 2012 continued in the first six months of 2013. Overall, average renewal rates in the United States increased significantly in the first six months and second quarter of 2013 for our commercial insurance business, with increases occurring in all major classes. Improvement in the rate environment outside the United States has generally been slower and continued to lag the improvement in the United States. Overall, average renewal rates outside the United States were modestly higher in the first six months and slightly higher in the second quarter of 2013. Retention levels of our existing policyholders remained strong, particularly in the United States, even though we continued our effort to increase rates in several classes of business and we non-renewed some underperforming or catastrophe-exposed accounts. Retention was down slightly in the first six months and second quarter of 2013 compared to the same periods of 2012, both inside and outside the United States. In the first six months and second quarter of 2013, the average renewal exposure change was down slightly both inside and outside the United States. The amount of new business was down in the first six months and second quarter of 2013 compared with the same period in 2012, driven by a decline in the United States, as we continued to maintain our underwriting discipline in the competitive market. Outside the United States, new business was down slightly in the first six months of 2013 and flat in the second quarter.

Our commercial insurance business produced highly profitable underwriting results in the first six months and second quarter of 2013 compared with profitable results in the same periods of 2012. The combined loss and expense ratios for the classes of business within the commercial insurance segment were as follows:

	Periods Ended June 30
	Six Months		Second Quarter
	2013	2012	2013	2012

Multiple peril	88.9%	97.0%	94.4%	100.9%
Casualty	94.0	92.9	94.8	92.1
Workers’ compensation	87.7	95.4	86.6	95.8
Property and marine	73.6	97.8	83.0	102.0
Total commercial	85.9	95.4	89.9	97.5

The more profitable results in our commercial insurance business in the first six months of 2013 compared with the same period of 2012 were due to both a higher amount of favorable prior year loss development and a lower current accident year combined ratio excluding catastrophes. The more profitable results in the second quarter of 2013 compared with the same period of 2012 were primarily due to a lower current accident year combined ratio excluding catastrophes and, to a lesser extent, a higher amount of favorable prior year loss development. The impact of catastrophes represented 3.2 percentage points of the combined ratio for our commercial insurance business in the first six months of 2013 and 8.1 percentage points in the second quarter compared with 4.6 and 8.2 percentage points, respectively, in the same periods of 2012. The 3.2 percentage points impact of catastrophes in the first six months of 2013 reflected a favorable impact of 1.0 percentage point related to a decrease in the first quarter in estimated losses from Storm Sandy. Results in all periods benefited from our disciplined risk selection in recent years.

Multiple peril results were highly profitable in the first six months of 2013 compared with profitable results in the same period of 2012. Results in the second quarter of 2013 were profitable compared with near breakeven results in the same period of 2012. The more profitable results in the 2013 periods were due to improvement in both the property and liability components of this business. The property component of this business produced profitable results in the first six months of both years and the second quarter of 2013. Results for the property component of this business were modestly unprofitable in the second quarter of 2012. The improvement in the results for the property component in both periods was due to a lower impact of catastrophes as well as a higher amount of favorable prior year loss development, offset in part by a higher current accident year combined ratio excluding catastrophes, which was partly due to a higher expense ratio. The liability component of this business produced profitable results in the first six months and second quarter of both years, but more so in 2013, due to a higher amount of favorable prior year loss development and improved current accident year results. In the multiple peril class overall, the impact of catastrophes represented 5.0 percentage points of the combined ratio in the first six months of 2013 and 10.8 percentage points in the second quarter compared with 9.2 and 14.0 percentage points, respectively, in the same periods of 2012.

Results for our casualty business were profitable in the first six months and second quarter of 2013 and 2012, but more so in the 2012 periods. Results for the primary liability component were unprofitable in the first six months and second quarter of 2013 and 2012. Results for this component in each period reflected a high volume of large reported losses, many of which related to prior accident years. The automobile component of our casualty business produced profitable results in the first six months of 2013 and highly profitable results in the second quarter compared with modestly unprofitable results in the same periods of 2012. Results in the 2013 periods benefited from favorable prior year loss development. Results for the excess liability component were highly profitable in the first six months and second quarter of both 2013 and 2012. Results in all periods benefited from substantial favorable prior year loss development. Results for our casualty business were adversely affected by incurred losses related to toxic waste and asbestos claims in the first six months and second quarter of both years. Our analysis of these exposures resulted in increases in the estimate of our ultimate liabilities. Such losses represented 4.0 and 1.5 percentage points of the combined ratio for this business in the first six months of 2013 and 2012, respectively, and 4.4 and 1.7 percentage points in the second quarter of 2013 and 2012, respectively.

Workers’ compensation results were highly profitable in the first six months and second quarter of 2013 compared with profitable results in the same periods of 2012. The more profitable results in the 2013 periods were mainly due to improved current accident year results compared with the same periods of 2012. Results in the first six months and second quarter of both years, but more so in 2013, also reflected favorable prior year loss development. Results in both years benefited from our disciplined risk selection during the past several years.

Property and marine results were highly profitable in the first six months of 2013 compared with modestly profitable results in the same period of 2012. Results were also highly profitable in the second quarter of 2013 compared with modestly unprofitable results in the same period of 2012. Results in the 2013 periods benefited from a low current accident year combined ratio excluding catastrophes, reflecting the low volume of large losses. Results in the 2013 periods also reflected a significant amount of favorable prior year loss development, partly due to a much lower than expected impact from large non-catastrophe losses. Results in the first six months of 2012 reflected a modest amount of unfavorable prior year loss development. Results in the second quarter of 2012 reflected a modest amount of favorable prior year loss development. The impact of catastrophe losses represented 6.7 percentage points of the combined ratio for this class in the first six months of 2013 and 19.9 percentage points in the second quarter compared with 8.2 and 16.6 percentage points, respectively, in the same periods of 2012.

Specialty Insurance

Net premiums written from specialty insurance, which represented 20% of our premiums written in the first six months of 2013, increased by 1% in the first six months of 2013 and decreased by 2% in the second quarter compared with the same periods of 2012. Net premiums written for the classes of business within the specialty insurance segment were as follows:

	Six Months Ended June 30			Quarter Ended June 30
	2013	2012	% Incr.	2013	2012	% Decr.
	(in millions)			(in millions)
Professional liability	$1,098	$1,093	—%	$549	$555	(1)%
Surety	160	147	9	77	83	(7)

Total specialty	$1,258	$1,240	1	$626	$638	(2)

Net premiums written in our professional liability business were flat in the first six months of 2013 and decreased slightly in the second quarter compared with the same periods of 2012. Net premiums written in the United States were near flat in the first six months and second quarter of 2013, while net premiums written outside the United States were modestly higher in the first six months but modestly lower in the second quarter. Premium growth in the professional liability business remained constrained as we continued our focus on profitability in the pricing of renewal policies and due to the lack of opportunities to write suitably-priced new business, in what remains a highly competitive marketplace. Nevertheless, the overall rate environment remained positive, particularly in the United States. We continued to pursue rate increases on our professional liability business to address margin compression experienced in these classes of business in recent years. Retention levels for the classes within our professional liability business remained strong, with only a slight decline in the first six months of 2013 compared with the same period of 2012, both inside and outside the United States. Retention levels were slightly higher in the second quarter of 2013 compared with those in the same period of 2012, driven by the United States. New business volume was down in the first six months and second quarter of 2013 compared with the same periods of 2012, both inside and outside the United States. The decline in the U.S. retention levels and new business volume in the first six months of 2013 was consistent with our desire to selectively reduce our exposure in some customer segments where current rate levels are not attractive, as well as our commitment to maintaining underwriting discipline in this environment. Average renewal rates for our professional liability business in the United States increased significantly in the first six months and second quarter of 2013 compared with the same periods of 2012. Rate increases occurred in all major classes of this business, particularly in our directors and officers liability and employment practices liability classes of business. Overall, renewal rates outside the United States were up modestly in the first six months and second quarter of 2013 compared with the same periods of 2012.

Net premiums written in our surety business increased both inside and outside the United States in the first six months of 2013 but decreased in the second quarter compared with the same periods of 2012. The timing of contract awards to our customers can vary and, as a result, premium growth in our surety business varies from period to period. The growth in premiums written in our surety business outside the United States in the first six months of 2013 was driven by growth in Latin America.

Our specialty insurance business produced highly profitable underwriting results in the first six months and second quarter of 2013 compared with profitable results in the same periods of 2012. The combined loss and expense ratios for the classes of business within the specialty insurance segment were as follows:

	Periods Ended June 30
	Six Months		Second Quarter
	2013	2012	2013	2012
Professional liability	92.1%	98.2%	91.9%	97.9%
Surety	46.6	49.1	42.1	42.8
Total specialty	86.7	92.5	86.0	91.4

Our professional liability business produced profitable results in the first six months and second quarter of 2013 compared with modestly profitable results in the same periods of 2012. The more profitable results in the 2013 periods were due to a lower current accident year combined ratio and a higher amount of favorable prior year loss development compared to the same periods of 2012.

Results for the directors and officers liability class were highly profitable in the first six months of 2013 compared with profitable results in the same period of 2012. Results were highly profitable in the second quarter of both years, but more so in 2013. Results in all periods benefited from favorable prior year loss development, but more so in the 2013 periods. Results for the fidelity class were modestly unprofitable in the first six months of 2013 compared with modestly profitable results in the same period of 2012. Results were unprofitable in the second quarter of 2013 compared with near breakeven results in the same period of 2012. Results for the fidelity class in the first six months and second quarter of 2013 were adversely affected by unfavorable prior year loss development. Results for the employment practices liability class were highly unprofitable in the first six months and second quarter of both years, but more so in 2013 primarily due to a higher amount of unfavorable prior year loss development. Employment practices liability claims have been more numerous and protracted in recent years due primarily to the effect of the economic downturn and higher unemployment levels during that time. Results for the errors and omissions liability class were unprofitable in the first six months of 2013 compared with highly unprofitable results in the same period of 2012. Results were highly unprofitable in the second quarter of both years. Results in the first six months of 2012 and the second quarter of both 2013 and 2012 reflected unfavorable prior year loss development. Results for the fiduciary liability class were highly profitable in the first six months and second quarter of both 2013 and 2012; results in all periods reflected favorable prior year loss development.

Our surety business produced highly profitable results in the first six months and second quarter of both 2013 and 2012 due to favorable loss experience. Our surety business tends to be characterized by losses that are infrequent but have the potential to be highly severe.

Reinsurance Assumed

Net premiums written from our reinsurance assumed business, which is in runoff, were not significant in the first six months and second quarter of 2013 and 2012.

Reinsurance assumed results were profitable in the first six months and second quarter of 2013 and 2012. Results in all periods benefited from favorable prior year loss development.

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

Incurred but not reported (IBNR) reserve estimates are generally calculated by first projecting the ultimate cost of all claims that have occurred and then subtracting reported losses and loss expenses. Reported losses include cumulative paid losses and loss expenses plus case reserves. The IBNR reserve includes a provision for claims that have occurred but have not yet been reported to us, some of which are not yet known to the insured, as well as a provision for future development on reported claims. A relatively large proportion of our net loss reserves, particularly for long tail liability classes, are reserves for IBNR losses. In fact, about 70% of our aggregate net loss reserves at June 30, 2013 were for IBNR losses.

Our gross case and IBNR loss reserves and related reinsurance recoverable by class of business were as follows:

	Gross Loss Reserves			Reinsurance	Net Loss
June 30, 2013	Case	IBNR	Total	Recoverable	Reserves
	(in millions)

Personal insurance
Automobile	$273	$146	$419	$19	$400
Homeowners	416	420	836	72	764
Other	384	698	1,082	125	957

Total personal	1,073	1,264	2,337	216	2,121

Commercial insurance
Multiple peril	608	1,219	1,827	48	1,779
Casualty	1,497	5,397	6,894	361	6,533
Workers’ compensation	974	1,948	2,922	244	2,678
Property and marine	877	633	1,510	426	1,084

Total commercial	3,956	9,197	13,153	1,079	12,074

Specialty insurance
Professional liability	1,338	6,114	7,452	367	7,085
Surety	23	59	82	5	77

Total specialty	1,361	6,173	7,534	372	7,162

Total insurance	6,390	16,634	23,024	1,667	21,357

Reinsurance assumed	185	322	507	166	341

Total	$6,575	$16,956	$23,531	$1,833	$21,698

	Gross Loss Reserves			Reinsurance	Net Loss
December 31, 2012	Case	IBNR	Total	Recoverable	Reserves
	(in millions)

Personal insurance
Automobile	$265	$146	$411	$24	$387
Homeowners	437	589	1,026	128	898
Other	369	687	1,056	130	926

Total personal	1,071	1,422	2,493	282	2,211

Commercial insurance
Multiple peril	598	1,257	1,855	56	1,799
Casualty	1,504	5,339	6,843	358	6,485
Workers’ compensation	963	1,862	2,825	218	2,607
Property and marine	825	940	1,765	449	1,316

Total commercial	3,890	9,398	13,288	1,081	12,207

Specialty insurance
Professional liability	1,440	6,095	7,535	385	7,150
Surety	28	59	87	4	83

Total specialty	1,468	6,154	7,622	389	7,233

Total insurance	6,429	16,974	23,403	1,752	21,651
Reinsurance assumed	193	367	560	189	371

Total	$6,622	$17,341	$23,963	$1,941	$22,022

Loss reserves, net of reinsurance recoverable, decreased by $324 million during the first six months of 2013. Loss reserves related to our insurance business decreased by $294 million during the first six months of 2013, which reflected decreases of $329 million related to catastrophe losses and approximately $25 million related to the effect of foreign currency translation due to the stronger U.S. dollar at June 30, 2013 compared to December 31, 2012. Loss reserves related to our reinsurance assumed business, which is in runoff, decreased by $30 million.

The decreases in our homeowners and property and marine gross loss reserves during the first six months of 2013 were due largely to payments during the first six months of 2013 on catastrophe-related claims, primarily from Storm Sandy, that were unpaid at December 31, 2012. The overall decrease in reinsurance recoverable during the first six months of 2013 was due in large part to reinsurance recoveries related to Storm Sandy in the homeowners and property and marine classes of business.

In establishing the loss reserves of our property and casualty subsidiaries, we consider facts currently known and the present state of the law and coverage litigation. Based on all information currently available, we believe that the aggregate loss reserves at June 30, 2013 were adequate to cover claims for losses that had occurred as of that date, including both those known to us and those yet to be reported. However, as discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012, there are significant uncertainties inherent in the loss reserving process. It is therefore possible that management’s estimate of the ultimate liability for losses that had occurred as of June 30, 2013 may change, which could have a material effect on the Corporation’s results of operations and financial condition.

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

We estimate that we experienced overall favorable prior year development of about $405 million during the first six months of 2013 and $215 million in the second quarter compared with favorable prior year development of about $265 million and $165 million, respectively, in the same periods of 2012, on loss reserves established as of the respective previous year end.

The favorable development in the first six months of 2013 was primarily in the commercial property classes, partly due to lower than expected severity primarily in the 2012 accident year and, to a lesser extent, in the commercial liability classes due to continued favorable loss experience related mainly to accident years 2010 and prior, and in the professional liability classes due to favorable loss experience related mainly to accident years 2008 and prior. The favorable development in the first six months of 2012 occurred primarily in the commercial liability and professional liability classes due to continued favorable loss experience related mainly to accident years 2008 and prior, as well as in the personal insurance classes.

Investment Results

Property and casualty investment income before taxes decreased by 7% in the first six months of 2013 and 6% in the second quarter compared with the same periods in 2012. The decrease was due to a decline in average yields on our investment portfolio partially offset by the impact of an increase in our average invested assets. The average yield on the fixed maturity investment portfolio of the property and casualty subsidiaries for the first six months and second quarter of 2013 decreased compared to the same periods of 2012 due to the continuing impact of lower reinvestment yields compared to the yields on fixed maturities that matured, were redeemed by the issuer or were sold since the second quarter of 2012. The increase in average invested assets during the first six months and second quarter of 2013 compared with the same periods of 2012 was due to substantial operating cash flows in the last six months of 2012 and the first six months of 2013 partially offset by dividend distributions made by the property and casualty subsidiaries to Chubb during 2012 and the first quarter of 2013.

The effective tax rate on our investment income was 18.0% in the first six months of 2013 compared with 18.9% in the same period of 2012. The effective tax rate fluctuates as the proportion of tax exempt investment income relative to total investment income changes from period to period.

On an after-tax basis, property and casualty investment income decreased by 6% in the first six months and the second quarter of 2013 compared with the same periods in 2012. The after-tax annualized yield on the investment portfolio that supports our property and casualty insurance business was 2.91% and 3.18% in the first six months of 2013 and 2012, respectively.

If both investment yields and average foreign currency to U.S. dollar exchange rates for the last six months of 2013 are similar to June 30, 2013 levels, property and casualty investment income after taxes for the full year 2013 is expected to decline from the full year 2012 amount. This expected decline results from the effect of investing funds from securities that matured in 2012 and 2013 in securities with yields lower than the yields on the maturing securities and the expectation that this pattern will continue during the remainder of 2013. The expected decline includes the positive impact of a slightly higher amount of average invested assets estimated to be held during 2013, based on expectations of cash flows during the year.

Other Income and Charges

Other income and charges, which includes miscellaneous income and expenses of the property and casualty subsidiaries, was not significant in the first six months of 2013 and 2012.

Corporate and Other

Corporate and other comprises investment income earned on corporate invested assets, interest expense and other expenses not allocated to our operating subsidiaries and the results of our non-insurance subsidiaries.

Corporate and other produced a loss before taxes of $121 million in the first six months of 2013 compared to a loss of $117 million for the same period of 2012.

Realized Investment Gains and Losses

Net realized investment gains and losses were as follows:

	Periods Ended June 30
	Six Months		Second Quarter
	2013	2012	2013	2012
	(in millions)

Net realized gains
Fixed maturities	$17	$52	$6	$17
Equity securities	174	25	119	6
Other invested assets	133	63	59	55

	324	140	184	78

Other-than-temporary impairment losses
Fixed maturities	—	(2)	—	(1)
Equity securities	(7)	(35)	(5)	(30)

	(7)	(37)	(5)	(31)

Realized investment gains before tax	$317	$103	$179	$47

Realized investment gains after tax	$206	$67	$116	$30

The net realized gains of equity securities and other invested assets in the first six months and second quarter of 2013 included $74 million and $10 million, respectively, related to the exchange of our holdings of common stock and warrants of Alterra Capital Holdings Limited for common stock of Markel Corporation and cash as a result of a business combination.

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

The net realized gains of the limited partnerships reported in the first six months of 2013 primarily reflected the positive performance of the global equity and high yield investment markets in the first quarter of 2013 and the fourth quarter of 2012. The net realized gains of the limited partnerships reported in the first six months of 2012 primarily reflected the strong performance of the U.S. equity and high yield investment markets in the first quarter of 2012 partially offset by the negative performance of several non-U.S. equity markets, particularly in Asia, in the fourth quarter of 2011.

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

Capital Resources

Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. At June 30, 2013, the Corporation had shareholders’ equity of $15.5 billion and total debt of $3.3 billion.

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

In January 2012, the Board of Directors authorized the repurchase of up to $1.2 billion of Chubb’s common stock. On January 31, 2013, the Board of Directors authorized the repurchase of up to $1.3 billion of Chubb’s common stock, which authorization replaced the January 2012 authorization. Under these authorizations, during the first six months of 2013, we repurchased 7,636,990 shares of Chubb’s common stock in open market transactions at a cost of $649 million. The January 2013 authorization has no expiration date and as of June 30, 2013, $758 million remained under this authorization. We expect to complete the repurchase of shares under this authorization by the end of January 2014, subject to market conditions and other factors.

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

Our strong underwriting and investment results generated substantial positive operating cash flows in the first six months of 2013 and 2012. The cash provided by the property and casualty subsidiaries’ operating activities decreased in the first six months of 2013 compared to the same period of 2012. The positive impact of modestly higher premium collections was more than offset by the impact of higher loss payments and a lower amount of investment income received in the first six months of 2013 compared to the same period of 2012. During the first six months of 2013, the cash provided by the operating activities of the property and casualty subsidiaries exceeded the cash used for financing activities by the property and casualty subsidiaries (primarily the payment of dividends to Chubb) by approximately $70 million. In the first six months of 2013, dividends paid to Chubb by the property and casualty subsidiaries decreased by $196 million compared to the comparable period of 2012 reflecting, in part, a difference in the timing of the payment of subsidiary dividends in 2012 and those paid and anticipated to be paid in 2013. During the first six months of 2012, the cash provided by operating activities of the property and casualty subsidiaries exceeded the cash used for financing activities by the property and casualty subsidiaries (primarily the payment of dividends to Chubb) by approximately $130 million.

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

During the first six months of 2013, the property and casualty subsidiaries paid dividends of $634 million to Chubb. Whether regulatory approval would be required for any dividends the property and casualty subsidiaries may pay during the remainder of 2013 would depend on the amount and timing of the dividend payments. As of June 30, 2013, the maximum aggregate dividend distribution that may be made by the subsidiaries to Chubb during the remainder of 2013 without prior regulatory approval was approximately $930 million.

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

Our objective is to achieve an appropriate mix of taxable and tax exempt securities in our portfolio to balance both investment and tax strategies. At June 30, 2013, 65% of our U.S. fixed maturity portfolio was invested in tax exempt securities. At June 30, 2013, about 75% of our tax exempt securities were rated Aa or better, with about 20% rated Aaa. The average rating of our tax exempt securities was Aa. While about 25% of our tax exempt securities were insured, the effect of insurance on the average credit rating of these securities was insignificant. The insured tax exempt securities in our portfolio have been selected based on the quality of the underlying credit and not the value of the credit insurance enhancement.

At June 30, 2013, 4% of our taxable fixed maturity portfolio was invested in U.S. government and government agency and authority obligations other than mortgage-backed securities and had an average rating of Aa. About 55% of the U.S. government and government agency and authority obligations other than mortgage-backed securities were U.S. Treasury securities with an average rating of Aaa and the remainder were taxable bonds issued by states, municipalities and political subdivisions within the United States with an average rating of Aa.

At June 30, 2013, 47% of our taxable fixed maturity portfolio consisted of corporate bonds other than mortgage-backed securities, which were issued by a diverse group of U.S. and foreign issuers and had an average rating of A. About 55% of our corporate bonds other than mortgage-backed securities were issued by U.S. companies and about 45% were issued by foreign companies. Our foreign corporate bonds included $54 million, $20 million and $13 million issued by companies, including banks, in Ireland, Italy and Spain, respectively. We held no bonds issued by companies in Greece or Portugal.

At June 30, 2013, 39% of our taxable fixed maturity portfolio was invested in foreign government and government agency obligations, which had an average rating of Aa. The foreign government and government agency obligations consisted of high quality securities, primarily issued by national governments and, to a lesser extent, government agencies, regional governments and supranational organizations. The five largest issuers within this portfolio were Canada, Germany, the United Kingdom, Australia and Brazil, which collectively accounted for about 75% of our total foreign government and government agency obligations. Another 7% of our total foreign government and government agency obligations were issued by supranational organizations. We held no sovereign securities issued by Portugal, Ireland, Italy, Greece or Spain. We did not hold any foreign government or government agency fixed maturities that have third party guarantees.

At June 30, 2013, 10% of our taxable fixed maturity portfolio was invested in mortgage-backed securities. About 95% of the mortgage-backed securities were rated Aaa. About half of the remaining 5% were below investment grade. Of the Aaa rated securities, 16% were residential mortgage-backed securities, consisting of government agency pass-through securities guaranteed by a government agency or a government sponsored enterprise (GSE), GSE collateralized mortgage obligations (CMOs) and other CMOs, all backed by single family home mortgages. The majority of our CMOs are actively traded in liquid markets. The other 84% of the Aaa rated securities were call protected, commercial mortgage-backed securities (CMBS). All of our CMBS were senior securities with the highest level of subordination.

The net unrealized appreciation before tax of our fixed maturities and equity securities carried at fair value was $2.0 billion at June 30, 2013 compared with net unrealized appreciation before tax of $3.1 billion at December 31, 2012. Such unrealized appreciation is reflected in accumulated other comprehensive income, net of applicable deferred income taxes.

During the first six months of 2013, market yields on fixed maturity investments increased resulting in a decrease in the fair value of many of our fixed maturity investments.

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

At June 30, 2013 and December 31, 2012, we held an insignificant amount of financial instruments in our investment portfolio for which a lack of market liquidity impacted our determination of fair value.

Item 4 — Controls and Procedures

As of June 30, 2013, an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) was performed under the supervision and with the participation of the Corporation’s management, including Chubb’s chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2013.

During the quarter ended June 30, 2013, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes Chubb’s stock repurchased each month in the quarter ended June 30, 2013:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a)
				(in millions)
Period
April 2013	150,000	$88.06	150,000	$1,069

May 2013	1,944,859	88.50	1,944,859	897

June 2013	1,611,531	85.74	1,611,531	758

Total	3,706,390	87.28	3,706,390

(a)	On January 26, 2012, the Board of Directors authorized the repurchase of up to $1.2 billion of Chubb’s common stock. On January 31, 2013, the Board of Directors authorized the repurchase of up to $1.3 billion of Chubb’s common stock replacing the January 26, 2012 authorization. The authorization has no expiration date.

Item 6 — Exhibits

Exhibit Number		Description
	-	Rule 13a-14(a)/15d-14(a) Certifications
31.1		Certification by John D. Finnegan filed herewith.
31.2		Certification by Richard G. Spiro filed herewith.

	-	Section 1350 Certifications
32.1		Certification by John D. Finnegan filed herewith.
32.2		Certification by Richard G. Spiro filed herewith.

	-	Interactive Data File
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Chubb Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHUBB CORPORATION

(Registrant)

	By:	/s/ John J. Kennedy
John J. Kennedy
Senior Vice President and Chief Accounting Officer

Date: August 7, 2013