Form 10-Q
period 2013-09-30
CHUBB CORP
filed 2013-11-07
CIK 20171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of common stock outstanding as of September 30, 2013 was 251,759,971.

THE CHUBB CORPORATION

INDEX

Page Number
Part I. Financial Information:

Item 1 — Financial Statements:

Consolidated Statements of Income for the Three Months and Nine Months Ended September 30, 2013 and 2012	1

Consolidated Statements of Comprehensive Income for the Three Months and Nine Months Ended September 30, 2013 and 2012	2

Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012	3

Consolidated Statements of Shareholders’ Equity for the Nine Months Ended September 30, 2013 and 2012	4

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012	5

Notes to Consolidated Financial Statements	6

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 4 — Controls and Procedures	50

Part II. Other Information:

Item 1A — Risk Factors	51

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 6 — Exhibits	52

Signatures	52

EX-31.1

EX-31.2

EX-32.1

EX-32.2

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT

Part I. FINANCIAL INFORMATION

Item 1 — Financial Statements

THE CHUBB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

PERIODS ENDED SEPTEMBER 30

(in millions)

	Third Quarter		Nine Months
	2013	2012	2013	2012
Revenues
Premiums Earned	$3,027	$2,977	$9,026	$8,911
Investment Income	358	383	1,098	1,174
Other Revenues	—	2	12	7
Realized Investment Gains (Losses), Net
Total Other-Than-Temporary Impairment Losses on Investments	(4)	(5)	(11)	(40)
Other-Than-Temporary Impairment Losses on Investments Recognized in Other Comprehensive Income	—	(2)	—	(4)
Other Realized Investment Gains, Net	22	7	346	147

Total Realized Investment Gains, Net	18	—	335	103

Total Revenues	3,403	3,362	10,471	10,195

Losses and Expenses
Losses and Loss Expenses	1,600	1,597	4,862	5,164
Amortization of Deferred Policy Acquisition Costs	619	620	1,823	1,803
Other Insurance Operating Costs and Expenses	368	341	1,085	1,058
Investment Expenses	11	9	37	30
Other Expenses	3	3	20	9
Corporate Expenses	63	65	193	198

Total Losses and Expenses	2,664	2,635	8,020	8,262

Income Before Federal and Foreign Income Tax	739	727	2,451	1,933
Federal and Foreign Income Tax	198	194	675	490

Net Income	$541	$533	$1,776	$1,443

Net Income Per Share

Basic	$2.11	$1.99	$6.83	$5.32
Diluted	2.10	1.98	6.80	5.29

Dividends Declared Per Share	.44	.41	1.32	1.23

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

PERIODS ENDED SEPTEMBER 30

(in millions)

	Third Quarter		Nine Months
	2013	2012	2013	2012
Net Income	$541	$533	$1,776	$1,443

Other Comprehensive Income (Loss), Net of Tax
Change in Unrealized Appreciation of Investments	(3)	229	(699)	350
Change in Unrealized Other-Than-Temporary Impairment Losses on Investments	—	—	—	2
Foreign Currency Translation Gains (Losses)	(41)	20	(63)	(17)
Change in Postretirement Benefit Costs Not Yet Recognized in Net Income	15	12	46	40

	(29)	261	(716)	375

Comprehensive Income	$512	$794	$1,060	$1,818

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions)

	September 30 2013	December 31 2012
Assets

Invested Assets
Short Term Investments	$1,881	$2,528
Fixed Maturities (cost $36,246 and $35,398)	37,610	38,076
Equity Securities (cost $1,163 and $1,244)	1,821	1,663
Other Invested Assets	1,665	1,954

TOTAL INVESTED ASSETS	42,977	44,221

Cash	46	50
Accrued Investment Income	428	424
Premiums Receivable	2,145	2,185
Reinsurance Recoverable on Unpaid Losses and Loss Expenses	1,778	1,941
Prepaid Reinsurance Premiums	306	337
Deferred Policy Acquisition Costs	1,268	1,206
Deferred Income Tax	202	—
Goodwill	467	467
Other Assets	1,450	1,353

TOTAL ASSETS	$51,067	$52,184

Liabilities

Unpaid Losses and Loss Expenses	$23,397	$23,963
Unearned Premiums	6,450	6,361
Long Term Debt	3,300	3,575
Dividend Payable to Shareholders	113	108
Deferred Income Tax	—	162
Accrued Expenses and Other Liabilities	2,186	2,188

TOTAL LIABILITIES	35,446	36,357

Shareholders’ Equity

Common Stock - $1 Par Value; 371,980,460 Shares	372	372
Paid-In Surplus	150	178
Retained Earnings	21,443	20,009
Accumulated Other Comprehensive Income	715	1,431
Treasury Stock, at Cost - 120,220,489 and 110,217,445 Shares	(7,059)	(6,163)

TOTAL SHAREHOLDERS’ EQUITY	15,621	15,827

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$51,067	$52,184

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30

(in millions)

	2013	2012
Common Stock
Balance, Beginning and End of Period	$372	$372

Paid-In-Surplus
Balance, Beginning of Year	178	190
Changes Related to Stock-Based Employee Compensation (includes tax benefit of $28 and $24)	(28)	(28)

Balance, End of Period	150	162

Retained Earnings
Balance, Beginning of Year	20,009	18,903
Net Income	1,776	1,443
Dividends Declared (per share $1.32 and $1.23)	(342)	(331)

Balance, End of Period	21,443	20,015

Accumulated Other Comprehensive Income
Unrealized Appreciation of Investments Including Unrealized Other-Than-Temporary Impairment Losses
Balance, Beginning of Year	2,013	1,736
Change During Period, Net of Tax	(699)	352

Balance, End of Period	1,314	2,088

Foreign Currency Translation Gains
Balance, Beginning of Year	135	146
Change During Period, Net of Tax	(63)	(17)

Balance, End of Period	72	129

Postretirement Benefit Costs Not Yet Recognized in Net Income
Balance, Beginning of Year	(717)	(687)
Change During Period, Net of Tax	46	40

Balance, End of Period	(671)	(647)

Accumulated Other Comprehensive Income, End of Period	715	1,570

Treasury Stock, at Cost
Balance, Beginning of Year	(6,163)	(5,359)
Repurchase of Shares	(975)	(907)
Shares Issued Under Stock-Based Employee Compensation Plans	79	121

Balance, End of Period	(7,059)	(6,145)

TOTAL SHAREHOLDERS’ EQUITY	$15,621	$15,974

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30

(in millions)

	2013	2012
Cash Flows from Operating Activities
Net Income	$1,776	$1,443
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Increase (Decrease) in Unpaid Losses and Loss Expenses, Net	(303)	237
Increase in Unearned Premiums, Net	160	51
Decrease in Premiums Receivable	40	82
Change in Income Tax Payable or Recoverable	26	(1)
Amortization of Premiums and Discounts on Fixed Maturities	138	121
Depreciation	42	39
Realized Investment Gains, Net	(335)	(103)
Other, Net	(223)	(29)

Net Cash Provided by Operating Activities	1,321	1,840

Cash Flows from Investing Activities
Proceeds from Fixed Maturities
Sales	1,781	1,838
Maturities, Calls and Redemptions	3,525	2,985
Proceeds from Sales of Equity Securities	399	128
Purchases of Fixed Maturities	(6,464)	(5,505)
Purchases of Equity Securities	(98)	(88)
Investments in Other Invested Assets, Net	394	248
Decrease (Increase) in Short Term Investments, Net	629	(384)
Change in Receivable or Payable from Security Transactions Not Settled, Net	88	136
Purchases of Property and Equipment, Net	(38)	(31)

Net Cash Provided by (Used in) Investing Activities	216	(673)

Cash Flows from Financing Activities
Repayment of Long Term Debt	(275)	—
Decrease in Funds Held Under Deposit Contracts	(5)	(8)
Proceeds from Issuance of Common Stock Under Stock-Based Employee Compensation Plans	38	68
Repurchase of Shares	(962)	(903)
Dividends Paid to Shareholders	(337)	(329)

Net Cash Used in Financing Activities	(1,541)	(1,172)

Net Decrease in Cash	(4)	(5)

Cash at Beginning of Year	50	58

Cash at End of Period	$46	$53

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

2) Invested Assets

(a) The amortized cost and fair value of fixed maturities and equity securities were as follows:

	September 30, 2013
	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
	(in millions)
Fixed maturities
Tax exempt	$18,210	$905	$164	$18,951

Taxable
U.S. government and government agency and authority obligations	790	35	7	818
Corporate bonds	8,838	399	77	9,160
Foreign government and government agency obligations	6,773	238	24	6,987
Residential mortgage-backed securities	302	23	1	324
Commercial mortgage-backed securities	1,333	39	2	1,370

	18,036	734	111	18,659

Total fixed maturities	$36,246	$1,639	$275	$37,610

Equity securities	$1,163	$665	$7	$1,821

	December 31, 2012
	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
	(in millions)
Fixed maturities
Tax exempt	$18,410	$1,522	$19	$19,913

Taxable
U.S. government and government agency and authority obligations	973	66	—	1,039
Corporate bonds	7,331	609	3	7,937
Foreign government and government agency obligations	6,614	395	1	7,008
Residential mortgage-backed securities	421	36	2	455
Commercial mortgage-backed securities	1,649	76	1	1,724

	16,988	1,182	7	18,163

Total fixed maturities	$35,398	$2,704	$26	$38,076

Equity securities	$1,244	$453	$34	$1,663

The fair value and amortized cost of fixed maturities at September 30, 2013 by contractual maturity were as follows:

	Fair Value	Amortized Cost
	(in millions)
Due in one year or less	$2,180	$2,149
Due after one year through five years	14,165	13,581
Due after five years through ten years	11,717	11,148
Due after ten years	7,854	7,733

	35,916	34,611
Residential mortgage-backed securities	324	302
Commercial mortgage-backed securities	1,370	1,333

	$37,610	$36,246

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

(b) The components of unrealized appreciation or depreciation, including unrealized other-than-temporary impairment losses, of investments carried at fair value were as follows:

	September 30 2013	December 31 2012
	(in millions)
Fixed maturities
Gross unrealized appreciation	$1,639	$2,704
Gross unrealized depreciation	275	26

	1,364	2,678

Equity securities
Gross unrealized appreciation	665	453
Gross unrealized depreciation	7	34

	658	419

	2,022	3,097
Deferred income tax liability	708	1,084

	$1,314	$2,013

The following table summarizes, for all investment securities in an unrealized loss position at September 30, 2013, the aggregate fair value and gross unrealized depreciation, including unrealized other-than-temporary impairment losses, by investment category and length of time that individual securities have continuously been in an unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
	(in millions)
Fixed maturities
Tax exempt	$2,900	$145	$128	$19	$3,028	$164

Taxable
U.S. government and government agency and authority obligations	139	3	34	4	173	7
Corporate bonds	2,512	75	42	2	2,554	77
Foreign government and government agency obligations	1,519	22	36	2	1,555	24
Residential mortgage-backed securities	3	—	15	1	18	1
Commercial mortgage-backed securities	94	2	16	—	110	2

	4,267	102	143	9	4,410	111

Total fixed maturities	7,167	247	271	28	7,438	275

Equity securities	45	4	11	3	56	7

	$7,212	$251	$282	$31	$7,494	$282

At September 30, 2013, approximately 1,090 individual fixed maturities and 10 individual equity securities were in an unrealized loss position. The Corporation does not have the intent to sell and it is not more likely than not that the Corporation will be required to sell these fixed maturities before the securities recover to their amortized cost value. In addition, the Corporation believes that none of the declines in the fair values of these fixed maturities relate to credit losses. The Corporation has the intent and ability to hold the equity securities in an unrealized loss position for a period of time sufficient to allow for the recovery of cost. The Corporation believes that none of the declines in the fair value of these fixed maturities and equity securities were other than temporary at September 30, 2013.

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

The change in unrealized appreciation or depreciation of investments carried at fair value, including the change in unrealized other-than-temporary impairment losses, was as follows:

	Periods Ended September 30
	Third Quarter		Nine Months
	2013	2012	2013	2012
	(in millions)
Change in unrealized appreciation of fixed maturities	$(99)	$295	$(1,314)	$411
Change in unrealized appreciation of equity securities	94	57	239	131

	(5)	352	(1,075)	542
Deferred income tax (credit)	(2)	123	(376)	190

	$(3)	$229	$(699)	$352

(c) Realized investment gains and losses were as follows:

	Periods Ended September 30
	Third Quarter		Nine Months
	2013	2012	2013	2012
	(in millions)
Fixed maturities
Gross realized gains	$17	$35	$44	$97
Gross realized losses	(22)	(8)	(32)	(18)
Other-than-temporary impairment losses	(2)	(2)	(2)	(4)

	(7)	25	10	75

Equity securities
Gross realized gains	5	25	179	50
Gross realized losses	(1)	—	(1)	—
Other-than-temporary impairment losses	(2)	(5)	(9)	(40)

	2	20	169	10

Other invested assets	23	(45)	156	18

	$18	$—	$335	$103

(d) As of September 30, 2013 and December 31, 2012, fixed maturities still held by the Corporation for which a portion of their other-than-temporary impairment losses were recognized in other comprehensive income had cumulative credit-related losses of $20 million and $22 million, respectively, recognized in net income.

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

The components of other comprehensive income or loss were as follows:

	Periods Ended September 30, 2013
	Third Quarter			Nine Months
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
	(in millions)
Net unrealized holding losses arising during the period	$(10)	$(3)	$(7)	$(896)	$(313)	$(583)
Reclassification adjustment for net realized gains (losses) included in net income	(5)	(1)	(4)	179	63	116

Net unrealized losses recognized in other comprehensive income or loss	(5)	(2)	(3)	(1,075)	(376)	(699)

Postretirement benefit costs not yet recognized in net income arising during the period	1	1	—	2	1	1
Reclassification adjustment for the amortization of net actuarial loss and prior service cost (a)	(23)	(8)	(15)	(70)	(25)	(45)

Net change in postretirement benefit costs not yet recognized in net income	24	9	15	72	26	46

Foreign currency translation losses	(64)	(23)	(41)	(99)	(36)	(63)

Total other comprehensive loss	$(45)	$(16)	$(29)	$(1,102)	$(386)	$(716)

(a) Postretirement benefit costs recognized in net income during the period are included among several of the loss and expense components presented in the Consolidated Statements of Income.

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
	(in millions)
Revenues
Property and casualty insurance
Premiums earned
Personal insurance	$1,060	$1,009	$3,141	$3,013
Commercial insurance	1,321	1,299	3,928	3,890
Specialty insurance	648	669	1,959	2,005

Total insurance	3,029	2,977	9,028	8,908

Reinsurance assumed	(2)	—	(2)	3

	3,027	2,977	9,026	8,911

Investment income	352	373	1,076	1,145

Total property and casualty insurance	3,379	3,350	10,102	10,056

Corporate and other	6	12	34	36
Realized investment gains, net	18	—	335	103

Total revenues	$3,403	$3,362	$10,471	$10,195

Income (loss) before income tax
Property and casualty insurance
Underwriting
Personal insurance	$108	$155	$333	$374
Commercial insurance	215	194	534	263
Specialty insurance	108	63	299	194

Total insurance	431	412	1,166	831

Reinsurance assumed	—	15	10	34

	431	427	1,176	865
Increase (decrease) in deferred policy acquisition costs	12	(9)	69	15

Underwriting income	443	418	1,245	880

Investment income	342	364	1,042	1,117

Other income (charges)	(3)	1	11	6

Total property and casualty insurance	782	783	2,298	2,003

Corporate and other loss	(61)	(56)	(182)	(173)
Realized investment gains, net	18	—	335	103

Total income before income tax	$739	$727	$2,451	$1,933

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

The methods and assumptions used to estimate the fair values of financial instruments are as follows:

(i)	The carrying value of short term investments approximates fair value due to the short maturities of these investments.

(ii)	Fair values for fixed maturities are determined by management, utilizing prices obtained from a third party, nationally recognized pricing service or, in the case of securities for which prices are not provided by a pricing service, from third party brokers. For fixed maturities that have quoted prices in active markets, market quotations are provided. For fixed maturities that do not trade on a daily basis, the pricing service and brokers provide fair value estimates using a variety of inputs including, but not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, reference data, prepayment rates and measures of volatility. Management reviews on an ongoing basis the reasonableness of the methodologies used by the relevant pricing service and brokers. In addition, management, using the prices received for the securities from the pricing service and brokers, determines the aggregate portfolio price performance and reviews it against applicable indices. If management believes that significant discrepancies exist, it will discuss these with the relevant pricing service or broker to resolve the discrepancies.

(iii)	Fair values of equity securities are determined by management, utilizing quoted market prices.

(iv)	Fair values of warrants included in other invested assets are determined by management, utilizing an option pricing model.

(v)	Fair values of long term debt issued by Chubb are determined by management, utilizing prices obtained from a third party, nationally recognized pricing service.

The carrying values and fair values of financial instruments were as follows:

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Assets
Invested assets
Short term investments	$1,881	$1,881	$2,528	$2,528
Fixed maturities	37,610	37,610	38,076	38,076
Equity securities	1,821	1,821	1,663	1,663
Other invested assets	—	—	46	46

Liabilities
Long term debt	3,300	3,834	3,575	4,372

A pricing service provides fair value amounts for approximately 99% of the Corporation’s fixed maturities. The prices obtained from a pricing service and brokers generally are non-binding, but are reflective of current market transactions in the applicable financial instruments.

At September 30, 2013 and December 31, 2012, the Corporation held an insignificant amount of financial instruments in its investment portfolio for which a lack of market liquidity impacted the determination of fair value.

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

Level 3 – Significant unobservable inputs.

The fair value of financial instruments categorized based upon the lowest level of input that was significant to the fair value measurement was as follows:

	September 30, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Short term investments	$209	$1,672	$—	$1,881

Fixed maturities
Tax exempt	—	18,946	5	18,951

Taxable
U.S. government and government agency and authority obligations	—	818	—	818
Corporate bonds	—	9,031	129	9,160
Foreign government and government agency obligations	—	6,977	10	6,987
Residential mortgage-backed securities	—	318	6	324
Commercial mortgage-backed securities	—	1,327	43	1,370

	—	18,471	188	18,659

Total fixed maturities	—	37,417	193	37,610

Equity securities	1,814	—	7	1,821

	$2,023	$39,089	$200	$41,312

Liabilities
Long term debt	$—	$3,834	$—	$3,834

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Short term investments	$182	$2,346	$—	$2,528

Fixed maturities
Tax exempt	—	19,907	6	19,913

Taxable
U.S. government and government agency and authority obligations	—	1,039	—	1,039
Corporate bonds	—	7,779	158	7,937
Foreign government and government agency obligations	—	7,008	—	7,008
Residential mortgage-backed securities	—	446	9	455
Commercial mortgage-backed securities	—	1,724	—	1,724

	—	17,996	167	18,163

Total fixed maturities	—	37,903	173	38,076

Equity securities	1,655	—	8	1,663
Other invested assets	—	—	46	46

	$1,837	$40,249	$227	$42,313

Liabilities
Long term debt	$—	$4,372	$—	$4,372

6) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Periods Ended September 30
	Third Quarter		Nine Months
	2013	2012	2013	2012
	(in millions, except for per share amounts)
Basic earnings per share:
Net income	$541	$533	$1,776	$1,443

Weighted average shares outstanding	256.0	267.3	259.9	271.0

Basic earnings per share	$2.11	$1.99	$6.83	$5.32

Diluted earnings per share:
Net income	$541	$533	$1,776	$1,443

Weighted average shares outstanding	256.0	267.3	259.9	271.0
Additional shares from assumed issuance of shares under stock- based compensation awards	1.1	1.9	1.2	1.9

Weighted average shares and potential shares assumed outstanding for computing diluted earnings per share	257.1	269.2	261.1	272.9

Diluted earnings per share	$2.10	$1.98	$6.80	$5.29

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition of the Corporation as of September 30, 2013 compared with December 31, 2012 and the results of operations for the nine months and three months ended September 30, 2013 and 2012. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes contained in this report and the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

•

Net income was $1.8 billion in the first nine months of 2013 and $541 million in the third quarter compared with $1.4 billion and $533 million, respectively in the same periods of 2012. Net income was higher in the first nine months of 2013 compared to the same period of 2012 due to higher operating income and higher net realized investment gains. We define operating income as net income excluding realized investment gains and losses after tax.

•

Operating income was $1.6 billion in the first nine months of 2013 and $529 million in the third quarter compared with $1.4 billion and $533 million, respectively, in the same periods of 2012. The higher operating income in the first nine months of 2013 was due to substantially higher underwriting income in our property and casualty insurance business, offset in part by a decrease in property and casualty investment income. Operating income was similar in the third quarter of 2013 and 2012 as a modest increase in underwriting income was offset by a modest decrease in property and casualty investment income. Management uses operating income, a non-GAAP financial measure, among other measures, to evaluate its performance because the realization of investment gains and losses in any period could be discretionary as to timing and can fluctuate significantly, which could distort the analysis of operating trends.

•

Underwriting results were highly profitable in the first nine months and third quarter of 2013 and 2012. Our combined loss and expense ratio was 86.4% in the first nine months of 2013 and 85.7% in the third quarter compared with 90.1% and 86.3% in the respective periods of 2012. Results were more profitable in the first nine months of 2013 compared to the same period in 2012 due to a lower current accident year loss ratio excluding catastrophes and a higher amount of favorable prior year loss development, offset in part by a higher impact of catastrophes. Results were slightly more profitable in the third quarter of 2013 compared to the same period in 2012 due to a lower current accident year loss ratio excluding catastrophes and a higher amount of favorable prior year loss development, offset in large part by a higher impact of catastrophes. The impact of catastrophes accounted for 3.9 percentage points of the combined ratio in the first nine months of 2013 and 3.0 percentage points in the third quarter compared with 3.0 and 0.6 percentage points, respectively, in the same periods of 2012.

•

During the first nine months and third quarter of 2013, we estimate that we experienced overall favorable prior year loss development of about $595 million and $190 million, respectively. We estimate that during the first nine months and third quarter of 2012, we experienced overall favorable prior year loss development of about $410 million and $145 million, respectively. In each period we experienced favorable prior year loss development in each segment of our insurance business.

•

Total net premiums written increased by 2% in the first nine months of 2013 and 4% in the third quarter compared with the same periods of 2012. Net premiums written in the United States increased by 3% in the first nine months of 2013 and 5% in the third quarter. Net premiums written outside the United States expressed in U.S. dollars increased by 1% in the first nine months of 2013 and were flat in the third quarter. When measured in local currencies, such premiums increased modestly in the first nine months of 2013 and increased slightly in the third quarter.

•

Property and casualty investment income after tax decreased by 6% in the first nine months and third quarter of 2013 compared with the same periods of 2012, due to a decline in the average yield on our investment portfolio. Management uses property and casualty investment income after tax, a non-GAAP financial measure, to evaluate its investment results because it reflects the impact of any change in the proportion of tax exempt investment income to total investment income and is therefore more meaningful for analysis purposes than investment income before income tax.

•

Net realized investment gains before tax were $335 million ($218 million after tax) in the first nine months of 2013 compared with $103 million ($67 million after tax) in the same period of 2012. Net realized investment gains before tax were $18 million ($12 million after tax) in the third quarter of 2013 compared to negligible net realized investment losses before tax in the third quarter of 2012. In the first nine months of 2013, net realized investment gains included the recognition of a gain in connection with the merger of an issuer in which we held equity securities and warrants. The remaining net realized gains in the first nine months of 2013 were primarily related to investments in limited partnerships, which generally are reported on a quarter lag, and sales of equity securities. The net realized gains in the first nine months of 2012 were primarily related to sales of fixed maturity and equity securities. The net realized gains in the third quarter of 2013 were primarily related to investments in limited partnerships.

A summary of our consolidated net income is as follows:

	Periods Ended September 30
	Nine Months		Third Quarter
	2013	2012	2013	2012
	(in millions)
Property and casualty insurance	$2,298	$2,003	$782	$783
Corporate and other	(182)	(173)	(61)	(56)

Consolidated operating income before income tax	2,116	1,830	721	727
Federal and foreign income tax	558	454	192	194

Consolidated operating income	1,558	1,376	529	533
Realized investment gains after income tax	218	67	12	—

Consolidated net income	$1,776	$1,443	$541	$533

Property and Casualty Insurance

A summary of the results of operations of our property and casualty insurance business is as follows:

	Periods Ended September 30
	Nine Months		Third Quarter
	2013	2012	2013	2012
	(in millions)
Underwriting
Net premiums written	$9,186	$8,962	$3,029	$2,913
Decrease (increase) in unearned premiums	(160)	(51)	(2)	64

Premiums earned	9,026	8,911	3,027	2,977

Losses and loss expenses	4,862	5,164	1,600	1,597
Operating costs and expenses	2,960	2,859	986	946
Decrease (increase) in deferred policy acquisition costs	(69)	(15)	(12)	9
Dividends to policyholders	28	23	10	7

Underwriting income	1,245	880	443	418

Investments
Investment income before expenses	1,076	1,145	352	373
Investment expenses	34	28	10	9

Investment income	1,042	1,117	342	364

Other income (charges)	11	6	(3)	1

Property and casualty income before tax	$2,298	$2,003	$782	$783

Property and casualty investment income after tax	$854	$908	$280	$297

Property and casualty income before tax was higher in the first nine months of 2013 compared with the same period of 2012. The higher income in the first nine months of 2013 was due to substantially higher underwriting income, offset in part by a decline in investment income. Property and casualty income before tax was similar in the third quarter of 2013 and 2012, as modestly higher underwriting income in the 2013 period was offset by a modest decrease in investment income. The increase in underwriting income in the first nine months of 2013 compared with the same period of 2012 was attributable to a lower current accident year loss ratio excluding catastrophes and a higher amount of favorable prior year loss development, offset in part by a higher impact of catastrophes. The modestly higher underwriting income in the third quarter of 2013 compared with the same period in 2012 was due to a lower current accident year loss ratio excluding catastrophes and a higher amount of favorable prior year loss development, offset in large part by a higher impact of catastrophes. The decrease in investment income in the first nine months and third quarter of 2013 compared with the same periods of 2012 was due to a decline in the average yield on our investment portfolio.

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

Net Premiums Written

Net premiums written were $9.2 billion in the first nine months of 2013 and $3.0 billion in the third quarter compared with $9.0 billion and $2.9 billion, respectively, in the same periods of 2012. Net premiums written by business unit were as follows:

	Nine Months Ended September 30			Quarter Ended September 30
	2013	2012	% Incr.	2013	2012	% Incr.
	(in millions)			(in millions)
Personal insurance	$3,247	$3,111	4%	$1,106	$1,062	4%
Commercial insurance	4,014	3,969	1	1,255	1,211	4
Specialty insurance	1,928	1,880	3	670	640	5

Total insurance	9,189	8,960	3	3,031	2,913	4
Reinsurance assumed	(3)	2	*	(2)	—	*

Total	$9,186	$8,962	2	$3,029	$2,913	4

*	The change in net premiums written is not presented since the business is in runoff.

Net premiums written increased by 2% in the first nine months of 2013 and 4% in the third quarter compared with the same periods of 2012. Net premiums written in the United States, which represented 75% of our total net premiums written in the first nine months of 2013, increased by 3% in the first nine months of 2013 and 5% in the third quarter. Net premiums written outside the United States, expressed in U.S. dollars, increased by 1% in the first nine months of 2013 and were flat in the third quarter. When measured in local currencies, net premiums written outside the United States increased modestly in the first nine months of 2013 and increased slightly in the third quarter.

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

Growth in net premiums written in the United States in the first nine months of 2013 occurred in each segment of our business, with the most significant growth occurring in our personal insurance segment. Net premiums written in the United States increased slightly in the first nine months of 2013 in both our commercial insurance and specialty insurance segments. Growth in net premiums written in the United States in the third quarter of 2013 occurred in each segment of our business. Growth in our personal insurance business in both periods of 2013 was attributable to new business, strong retention of existing business as well as higher rates and insured exposures upon renewal. In both the first nine months and third quarter of 2013, growth in our commercial insurance segment and our professional liability insurance business, which is the predominant component of our specialty insurance segment, while reflecting higher rates and continued strong retention, remained constrained by our underwriting actions and judicious approach to new business in the highly competitive market.

Average renewal rates for our personal insurance business in the United States were up modestly in the first nine months and third quarter of 2013, driven particularly by our homeowners business. Average renewal rates in the first nine months and third quarter of 2013 in the United States were up significantly in both our commercial and professional liability businesses. The amounts of coverage purchased or the insured exposures, both of which are bases upon which we calculate the premiums we charge, were down slightly in the first nine months and third quarter of 2013 compared to the same periods in 2012 in our commercial insurance and our professional liability businesses. We continued to retain a high percentage of our existing commercial and professional liability business. Renewal retention levels in the first nine months of 2013 were similar in our commercial insurance business and slightly higher in our professional liability business compared to those in the same period of 2012. As part of our ongoing catastrophe management activities, during the first nine months of 2013 we did not renew or reduced our participation in some commercial accounts that had catastrophe-related exposure. Retention levels in the third quarter of 2013 were slightly higher in our commercial insurance business and modestly higher in our professional liability business than in the same period of 2012. During the first nine months of 2013, we continued to seek renewal rate increases in most of the classes within these businesses and to take underwriting actions to improve profitability, particularly in some of the professional liability classes. The overall level of new business in the United States in our commercial and professional liability businesses was down modestly in the first nine months of 2013 compared with the same period of 2012, reflecting both the competitive market as well as our underwriting discipline. However, the overall level of new business was up slightly in the third quarter of 2013 for both our commercial insurance and professional liability insurance business compared with the same period of 2012.

Outside the United States, growth in net premiums written in the first nine months of 2013 was driven by modest growth in our specialty insurance segment. Net premiums written increased only slightly in our personal insurance segment and were flat in our commercial insurance segment. In the third quarter of 2013, net premiums written outside the United States were flat, as a modest increase in our specialty insurance segment and a slight increase in our commercial insurance segment were offset by a decrease in our personal insurance segment. Overall growth in net premiums written outside the United States in the first nine months and third quarter of 2013 reflected a slight negative impact from foreign currency translation.

Growth in our personal insurance business outside the United States in the first nine months and third quarter of 2013 reflected modest increases in average renewal rates. Average renewal rates outside the United States were up modestly in our commercial insurance business in the first nine months of 2013 but up only slightly in the third quarter. Average renewal rates in our professional liability business were up slightly in the first nine months and third quarter of 2013. Retention levels for our commercial insurance business written outside the United States were similar in the first nine months of 2013 and 2012 and were modestly higher in the third quarter of 2013 than in the same period of 2012. Retention levels for our professional liability business written outside the United States were slightly higher in the first nine months of 2013 and modestly higher in the third quarter than in the same periods of 2012. For our commercial insurance business, the level of new business written outside the United States was slightly higher in the first nine months and third quarter of 2013 compared to the respective periods of 2012. The level of new business written outside the United States for our professional liability business was slightly lower in both periods of 2013 compared to the same periods of 2012.

We expect our net written premiums for the full year 2013 will increase at a rate similar to the rate in the first nine months of the year. We expect that market conditions will remain competitive but that the positive pricing environment, particularly in the United States, will continue during the remainder of 2013.

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

We renewed our primary traditional property catastrophe treaties and our commercial property per risk treaty in April 2013 with no changes in coverage. A portion of the supplemental catastrophe reinsurance that provides coverage for our exposures in the northeast United States was renewed in June 2013 with no changes in coverage. The remaining portion is in effect until June 2014. The two catastrophe bond arrangements currently in place expire between 2014 and 2016.

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

For hurricane events in Florida, in addition to the coverage provided by the North American catastrophe treaty and the $150 million catastrophe bond arrangement discussed above, we have reinsurance from the Florida Hurricane Catastrophe Fund (FHCF), which is a state-mandated fund designed to reimburse insurers for a portion of their residential catastrophic hurricane losses. Our participation in this mandatory program limits our initial retention in Florida for hurricane-related homeowners losses to approximately $160 million and provides coverage of 90% of covered losses between approximately $160 million and $585 million.

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

Our commercial property per risk treaty provides coverage for property exposures both inside and outside the United States. Depending upon the currency in which the covered insurance policy was issued, the treaty provides coverage per risk of approximately $565 million to $815 million in excess of our initial retention, which is generally between $25 million and $35 million.

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

Profitability

The combined loss and expense ratio (or combined ratio), expressed as a percentage, is the key measure of underwriting profitability traditionally used in the property and casualty insurance business. Management evaluates the performance of our underwriting operations and of each of our business units using, among other measures, the combined loss and expense ratio calculated in accordance with U.S. statutory accounting principles. It is the sum of the ratio of losses and loss expenses to premiums earned (loss ratio) plus the ratio of statutory underwriting expenses to premiums written (expense ratio) after reducing both premium amounts by dividends to policyholders. When the combined ratio is under 100%, underwriting results are generally considered profitable; when the combined ratio is over 100%, underwriting results are generally considered unprofitable.

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

Underwriting results were highly profitable in the first nine months and third quarter of both 2013 and 2012. The combined loss and expense ratio for our overall property and casualty business was as follows:

	Periods Ended September 30
	Nine Months		Third Quarter
	2013	2012	2013	2012

Loss ratio	54.1%	58.1%	53.0%	53.8%
Expense ratio	32.3	32.0	32.7	32.5

Combined ratio	86.4%	90.1%	85.7%	86.3%

The loss ratio was lower in the first nine months and third quarter of 2013 compared with the same periods of 2012, especially in the nine month period. The lower loss ratio in the first nine months of 2013 compared with the same period of 2012 was due to a lower current accident year loss ratio excluding catastrophes and a higher amount of favorable prior year loss development, offset in part by a higher impact of catastrophes. The lower loss ratio in the third quarter of 2013 compared with the same period of 2012 was due to a lower current accident year loss ratio excluding catastrophes and a higher amount of favorable prior year loss development, offset in large part by a higher impact of catastrophes. The current accident year loss ratio excluding catastrophes was lower in the first nine months and third quarter of 2013 compared with the same periods of 2012 in each of our three insurance business segments, but by a greater margin in our commercial insurance and specialty insurance segments. The overall loss ratio excluding catastrophes in the first nine months and third quarter of both years reflected favorable loss experience that we believe resulted from our disciplined underwriting in recent years as well as relatively moderate loss trends and the positive impact on earned premiums of rate increases in most classes of business.

We define a catastrophe as an event that is estimated to cause $25 million or more in industry-wide insured property losses and affects a significant number of policyholders and insurers. The net impact of catastrophes in the first nine months of 2013 was $347 million, which represented 3.9 percentage points of the combined ratio, compared to the net impact in the first nine months of 2012 of $264 million, which represented 3.0 percentage points of the combined ratio. The net impact of catastrophes in the third quarter of 2013 was $92 million, which represented 3.0 percentage points of the combined ratio, compared to the net impact in the third quarter of 2012 of $17 million, which represented 0.6 of a percentage point of the combined ratio. A significant portion of the catastrophe losses in the first nine months of 2013 related to several severe storms in the central United States, primarily in the second and third quarters, as well as flooding in southern Alberta, Canada, in the second quarter and flooding in Ontario, Canada, in the third quarter. A significant portion of the catastrophe losses in the first nine months of 2012 related to several severe hail and wind storms in the United States, primarily in the second quarter. Our overall estimate of gross and net losses related to the Storm Sandy event in 2012 did not change during the first nine months of 2013, although in the first quarter the estimate related to our commercial insurance business decreased slightly and the estimate related to our personal insurance business increased by the same amount.

The expense ratio was slightly higher in the first nine months and third quarter of 2013 compared with the same periods of 2012. The higher ratio in the first nine months of 2013 was due mainly to higher commissions. The higher ratio in the third quarter of 2013 was due to higher taxes.

Review of Underwriting Results by Business Unit

Personal Insurance

Net premiums written from personal insurance, which represented 35% of our premiums written in the first nine months of 2013, increased by 4% in the first nine months and third quarter of 2013 compared with the same periods of 2012. Net premiums written for the classes of business within the personal insurance segment were as follows:

	Nine Months Ended September 30			Quarter Ended September 30
	2013	2012	% Incr.	2013	2012	% Incr.
	(in millions)			(in millions)
Automobile	$556	$519	7%	$185	$170	9%
Homeowners	2,011	1,940	4	707	679	4
Other	680	652	4	214	213	—

Total personal	$3,247	$3,111	4	$1,106	$1,062	4

Growth in net premiums written in our personal insurance business in the first nine months and third quarter of 2013 occurred in most classes of this business. Overall, the increase in net premiums written in our personal insurance business in the first nine months and third quarter of 2013 was driven by growth inside the United States. Net premiums written outside the United States increased only slightly in the first nine months of 2013 and decreased slightly in the third quarter, due in part to the negative impact of foreign currency translation. The overall growth in our personal insurance business was attributable to new business, strong retention of existing business as well as higher rates and insured exposures upon renewal. Growth in personal automobile premiums in the first nine months and third quarter of 2013 occurred both inside and outside the United States. Personal automobile premiums written outside the United States represent about 40% of our worldwide automobile business annually. Premiums in our homeowners business increased modestly in the first nine months and third quarter of 2013 compared with the same periods of 2012, driven by growth in the United States, reflecting increases in coverage on existing policies and higher renewal rates. Homeowners premiums outside the United States decreased in the first nine months and third quarter of 2013 compared to the same periods of 2012, due in part to the negative impact of foreign currency translation. Premiums from our other personal business, which includes accident and health, excess liability and yacht coverages, increased in the first nine months of 2013, but were flat in the third quarter compared with the same periods of 2012. Growth occurred inside the United States in both periods. Premiums from our other personal business outside the United States grew modestly in the first nine months of 2013 but decreased modestly in the third quarter compared to the same periods in 2012. Premiums from our accident and health business were flat in the first nine months of 2013 and decreased modestly in the third quarter. Growth in our accident and health business was significant in the first nine months and third quarter of 2013 inside the United States, but decreased in both periods outside the United States, particularly in the third quarter. Our excess liability business grew modestly in both periods.

Our personal insurance business produced highly profitable underwriting results in the first nine months and third quarter of both 2013 and 2012, but more so in the 2012 periods. The combined loss and expense ratios for the classes of business within the personal insurance segment were as follows:

	Periods Ended September 30
	Nine Months		Third Quarter
	2013	2012	2013	2012

Automobile	95.1%	92.2%	95.8%	92.0%
Homeowners	84.4	82.1	84.3	76.2
Other	94.0	95.1	94.9	95.5
Total personal	88.2	86.5	88.3	82.8

The less profitable underwriting results for our personal insurance business in the first nine months and third quarter of 2013 compared with the same periods of 2012 were driven mainly by less profitable results in our homeowners business due to a higher impact of catastrophes. The impact of catastrophes represented 7.9 percentage points of the combined ratio for our personal insurance business in the first nine months of 2013 and 7.0 percentage points in the third quarter compared with 4.8 and 1.5 percentage points, respectively, in the same periods of 2012. Of the 7.9 percentage points impact of catastrophes in the first nine months of 2013, 0.9 of a percentage point related to an increase in the first quarter in estimated losses from Storm Sandy.

Our personal automobile business produced profitable results in the first nine months and third quarter of 2013 and 2012, but more so in 2012. Results in all periods benefited from favorable prior year loss development.

Homeowners results were highly profitable in the first nine months and third quarter of both 2013 and 2012, but more so in the 2012 periods. The less profitable results in the first nine months and third quarter of 2013 were due to a higher impact of catastrophes. Catastrophe losses represented 12.5 percentage points of the combined ratio for this class in the first nine months of 2013 and 11.1 percentage points in the third quarter compared with 7.5 and 2.4 percentage points, respectively, in the same periods of 2012.

Our other personal business produced similarly profitable results in the first nine months and third quarter of 2013 and 2012. Our accident and health business produced slightly profitable results in the first nine months of 2013 and 2012. Results for this business were slightly unprofitable in the third quarter of 2013 compared with breakeven results in the same period of 2012. Our personal excess liability business produced highly profitable results in the first nine months and third quarter of 2013 compared with profitable results in the same periods of 2012. Results for our personal excess liability business in all periods, but more so in the 2013 periods, reflected favorable prior year loss development. Our yacht business produced highly profitable results in the first nine months and third quarter of both years.

Commercial Insurance

Net premiums written from commercial insurance, which represented 44% of our premiums written in the first nine months of 2013, increased by 1% in the first nine months of 2013 and 4% in the third quarter compared with the same periods of 2012. Net premiums written for the classes of business within the commercial insurance segment were as follows:

	Nine Months Ended September 30		% Incr. (Decr.)	Quarter Ended September 30		% Incr. (Decr.)
	2013	2012		2013	2012
	(in millions)			(in millions)
Multiple peril	$834	$840	(1)%	$285	$287	(1)%
Casualty	1,240	1,248	(1)	390	378	3
Workers’ compensation	846	789	7	281	242	16
Property and marine	1,094	1,092	—	299	304	(2)

Total commercial	$4,014	$3,969	1	$1,255	$1,211	4

Net premiums written in our commercial insurance business in the first nine months of 2013 increased slightly in the United States and were flat outside the United States. The increase in net premiums written in the third quarter of 2013 occurred both inside and outside the United States, but to a greater extent inside the United States. Overall, premium growth for our commercial insurance business in both periods of 2013 was constrained by lower renewal exposures and near flat, yet strong, retention levels in a market that continued to be highly competitive. The most significant growth in our commercial insurance business occurred in the workers’ compensation class, driven by a high level of rate increases, a high retention level as well as new business. The positive overall rate environment for commercial insurance in the United States we experienced in 2012 continued in the first nine months of 2013. Overall, average renewal rates in the United States increased significantly in the first nine months and third quarter of 2013 for our commercial insurance business, with increases occurring in all major classes. Improvement in the rate environment outside the United States has generally been slower and continued to lag the improvement in the United States. Overall, average renewal rates outside the United States were modestly higher in the first nine months and slightly higher in the third quarter of 2013. Retention levels of our existing policyholders remained strong, particularly in the United States, even though we continued our effort to increase rates in several classes of business and we did not renew some underperforming or catastrophe-exposed accounts. Overall, retention was down slightly in the first nine months of 2013 compared to the same period of 2012. Retention was near flat in the United States and down slightly outside the United States. Retention was up slightly both inside and outside the United States in the third quarter of 2013 compared with the same period in 2012. In the first nine months and third quarter of 2013, the average renewal exposure change was down slightly both inside and outside the United States. The amount of new business was down in the first nine months of

2013 compared with the same period in 2012, driven by a decline in the United States, as we continued to maintain our underwriting discipline in the competitive market. New business was up modestly in the third quarter, both inside and outside the United States, reflecting an increase in the volume of attractive new business opportunities available to us.

Our commercial insurance business produced highly profitable underwriting results in the first nine months of 2013 compared with profitable results in the same period of 2012. Underwriting results for our commercial insurance business were highly profitable in the third quarter of both years, but more so in 2013. The combined loss and expense ratios for the classes of business within the commercial insurance segment were as follows:

	Periods Ended September 30
	Nine Months		Third Quarter
	2013	2012	2013	2012

Multiple peril	86.6%	90.4%	82.0%	77.2%
Casualty	95.4	91.6	98.5	89.2
Workers’ compensation	88.9	95.2	91.2	94.9
Property and marine	71.8	94.3	69.2	87.9
Total commercial	85.6	92.6	85.2	87.2

The more profitable results in our commercial insurance business in the first nine months of 2013 compared with the same period of 2012 were due to a higher amount of favorable prior year loss development and a lower current accident year combined ratio excluding catastrophes. The more profitable results in the third quarter of 2013 compared with the same period of 2012 were due to a lower current accident year combined ratio excluding catastrophes and a higher amount of favorable prior year loss development. The impact of catastrophes represented 2.6 percentage points of the combined ratio for our commercial insurance business in the first nine months of 2013 and 1.4 percentage points in the third quarter compared with 3.1 and 0.2 percentage points, respectively, in the same periods of 2012. The 2.6 percentage points impact of catastrophes in the first nine months of 2013 reflected a favorable impact of 0.7 of a percentage point related to a decrease in the first quarter in estimated losses from Storm Sandy. Results in all periods benefited from our disciplined risk selection in recent years.

Multiple peril results were highly profitable in the first nine months of 2013 and 2012, but more so in 2013. Results were also highly profitable in the third quarter of both years, but more so in 2012. The more profitable results in the first nine months of 2013 were due to improvement in both the property and liability components of this business. The property component of this business produced highly profitable results in the first nine months of both years, but more so in 2013 primarily due to a higher amount of favorable prior year loss development. The liability component of this business produced profitable results in the first nine months of both years, but more so in 2013, due to a higher amount of favorable prior year loss development and improved current accident year results. The less profitable results in the multiple peril class in the third quarter of 2013 compared to the same period of 2012 were due to less profitable results in the property component of this business. Results for the property component were highly profitable in both years, but less so in 2013 primarily due to the impact of catastrophes. The liability component was also highly profitable in both periods, but slightly more so in 2013 reflecting improved current accident year results. In the multiple peril class overall, the impact of catastrophes represented 4.4 percentage points of the combined ratio in the first nine months of 2013 compared with 4.9 percentage points in the same period of 2012. The impact of catastrophes represented 3.2 percentage points of the combined ratio in the third quarter of 2013 compared with a favorable impact of 3.5 percentage points in the same period of 2012.

Results for our casualty business were profitable in the first nine months of 2013 and 2012, but more so in 2012. Results were modestly profitable in the third quarter of 2013 compared with highly profitable results in the same period of 2012. Results for the primary liability component were unprofitable in the first nine months and third quarter of 2013 and 2012. Results for this component in each period reflected a high volume of large reported losses, many of which related to prior accident years. The automobile component of our casualty business produced modestly profitable results in the first nine months of 2013 compared with slightly unprofitable results in the same period of 2012. Results for this component were slightly unprofitable in the third quarter of both years. Results for this component in the first nine months of 2013 benefited from a modest amount of favorable prior year loss development. Results for the excess liability component were highly profitable in the first nine months and third quarter of both 2013 and 2012. Results in all periods, but more so in 2012, benefited from substantial favorable prior year loss development. Our casualty results were adversely affected by incurred losses related to toxic waste and asbestos claims in the first nine months and third quarter of both years. Our analysis of these exposures resulted in increases in the estimate of our ultimate liabilities. Such losses represented 3.8 and 1.9 percentage points of the combined ratio for this class in the first nine months of 2013 and 2012, respectively, and 3.4 and 2.7 percentage points in the third quarter of 2013 and 2012, respectively.

Workers’ compensation results were highly profitable in the first nine months of 2013 compared with profitable results in the same period of 2012. Results were profitable in the third quarter of both years. The more profitable results in the first nine months of 2013 were mainly due to improved current accident year results. Results in all periods benefited from our disciplined risk selection during the past several years.

Property and marine results were highly profitable in the first nine months of 2013 compared with profitable results in the same period of 2012. Results were also highly profitable in the third quarter of both years, but more so in 2013. The more profitable results in the 2013 periods were due to a significant amount of favorable prior year loss development, partly due to a lower than expected impact of large non-catastrophe losses from prior periods and, to a lesser extent, a lower current accident year combined ratio excluding catastrophes, also reflecting a low volume of large losses. Results in the first nine months and third quarter of 2012 reflected a modest amount of unfavorable prior year loss development. The impact of catastrophe losses represented 5.2 percentage points of the combined ratio for this class in the first nine months of 2013 and 2.2 percentage points in the third quarter compared with 6.2 and 2.2 percentage points, respectively, in the same periods of 2012.

Specialty Insurance

Net premiums written from specialty insurance, which represented 21% of our premiums written in the first nine months of 2013, increased by 3% in the first nine months of 2013 and 5% in the third quarter compared with the same periods of 2012. Net premiums written for the classes of business within the specialty insurance segment were as follows:

	Nine Months Ended September 30			Quarter Ended September 30
	2013	2012	% Incr.	2013	2012	% Incr.
	(in millions)			(in millions)
Professional liability	$1,692	$1,660	2%	$594	$567	5%
Surety	236	220	7	76	73	4

Total specialty	$1,928	$1,880	3	$670	$640	5

Net premiums written in our professional liability business increased by 2% in the first nine months of 2013 and 5% in the third quarter compared with the same periods of 2012. Net premiums written in the United States and outside the United States were modestly higher in the first nine months and third quarter of 2013 compared with the same periods in 2012. Premium growth in both periods reflected a modestly positive effect of our decision to not renew a reinsurance program which expired July 1, 2013, that provided coverage for a portion of our professional liability business. Premium growth in the professional liability business remained constrained as we continued our focus on profitability in the pricing of renewal policies and due to the lack of opportunities to write suitably-priced new business, in what remains a highly competitive marketplace. Nevertheless, the overall rate environment remained positive, particularly in the United States. We continued to pursue rate increases on our professional liability business to address margin compression experienced in these classes of business in recent years. Retention levels for the classes within our professional liability business remained strong. Retention levels were higher in the first nine months and the third quarter of 2013 compared with those in the same periods of 2012, both inside and outside the United States, but more so in the third quarter. New business volume was down slightly in the first nine months of 2013 compared with the same period of 2012, both inside and outside the United States. New business volume was near flat in the third quarter of 2013 compared with the same period of 2012, as a modest increase in new business in the United States was offset by a decrease outside the United States. The constrained new business volume in the U.S. in the first nine months of 2013 was consistent with our desire to selectively reduce our exposure in some customer segments where rate levels were not attractive, as well as our commitment to maintaining underwriting discipline in this environment. Average renewal rates for our professional liability business in the United States increased significantly in the first nine months and third quarter of 2013 compared with the same periods of 2012. Rate increases occurred in all major classes of this business, particularly in our directors and officers liability and employment practices liability classes. Overall, renewal rates outside the United States were up modestly in the first nine months of 2013 and up slightly in the third quarter compared with the same periods of 2012.

Net premiums written in our surety business increased both inside and outside the United States in the first nine months of 2013. In the third quarter of 2013, net premiums written in our surety business increased in the United States but were flat outside the United States. The growth in premiums written in our surety business outside the United States in the first nine months of 2013 was driven by growth in Latin America. The timing of contract awards to our customers can vary and, as a result, premium growth in our surety business varies from period to period.

Our specialty insurance business produced highly profitable underwriting results in the first nine months and third quarter of 2013 compared with profitable results in the same periods of 2012. The combined loss and expense ratios for the classes of business within the specialty insurance segment were as follows:

	Periods Ended September 30
	Nine Months		Third Quarter
	2013	2012	2013	2012
Professional liability	90.6%	97.7%	87.6%	97.0%
Surety	44.9	51.4	41.3	55.8
Total specialty	85.2	92.3	82.3	91.9

Our professional liability business produced highly profitable results in the first nine months and third quarter of 2013 compared with profitable results in the same periods of 2012. The more profitable results in the 2013 periods were due to a lower current accident year combined ratio and a higher amount of favorable prior year loss development compared to the same periods of 2012.

Results for the directors and officers liability class were highly profitable in the first nine months and third quarter of 2013 and 2012, but more so in the 2013 periods. Results in all periods benefited from favorable prior year loss development, but more so in the 2013 periods. Results for the fidelity class were slightly profitable in the first nine months of 2013 compared with breakeven results in the same period of 2012. Results were profitable in the third quarter of 2013 compared with unprofitable results in the same period of 2012. Results for the fidelity class in the first nine months and third quarter of both years reflected unfavorable prior year loss development. Results for the employment practices liability class were highly unprofitable in the first nine months of both years. Results for this class were unprofitable in the third quarter of 2013 compared with highly unprofitable results in the same period of 2012. Results for this class in the first nine months of both years and the third quarter of 2012 were adversely affected by unfavorable prior year loss development. Employment practices liability claims have been more numerous and protracted in recent years due primarily to the effect of the economic downturn and resulting higher unemployment levels. Results for the errors and omissions liability class were unprofitable in the first nine months and third quarter of 2013 compared with highly unprofitable results in the same periods of 2012. Results in the first nine months and third quarter of both 2013 and 2012 reflected unfavorable prior year loss development, but more so in the 2012 periods. Results for the fiduciary liability class were highly profitable in the first nine months and third quarter of both 2013 and 2012; results in all periods reflected favorable prior year loss development.

Our surety business produced highly profitable results in the first nine months and third quarter of both 2013 and 2012 due to favorable loss experience. Our surety business tends to be characterized by losses that are infrequent but have the potential to be highly severe.

Reinsurance Assumed

Net premiums written from our reinsurance assumed business, which is in runoff, were not significant in the first nine months and third quarter of 2013 and 2012.

Results for the reinsurance assumed business in runoff were profitable in the first nine months of 2013 and 2012. Results in the third quarter of 2013 were breakeven compared with profitable results in the same period of 2012. Results in the first nine months of both years and the third quarter of 2012 benefited from favorable prior year loss development.

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

Incurred but not reported (IBNR) reserve estimates are generally calculated by first projecting the ultimate cost of all claims that have occurred and then subtracting reported losses and loss expenses. Reported losses include cumulative paid losses and loss expenses plus case reserves. The IBNR reserve includes a provision for claims that have occurred but have not yet been reported to us, some of which are not yet known to the insured, as well as a provision for future development on reported claims. A relatively large proportion of our net loss reserves, particularly for long tail liability classes, are reserves for IBNR losses. In fact, about 70% of our aggregate net loss reserves at September 30, 2013 were for IBNR losses.

Our gross case and IBNR loss reserves and related reinsurance recoverable by class of business were as follows:

	Gross Loss Reserves			Reinsurance	Net Loss
September 30, 2013	Case	IBNR	Total	Recoverable	Reserves
	(in millions)

Personal insurance
Automobile	$271	$146	$417	$18	$399
Homeowners	443	379	822	25	797
Other	370	710	1,080	124	956

Total personal	1,084	1,235	2,319	167	2,152

Commercial insurance
Multiple peril	615	1,205	1,820	43	1,777
Casualty	1,522	5,422	6,944	372	6,572
Workers’ compensation	1,007	1,995	3,002	265	2,737
Property and marine	827	550	1,377	418	959

Total commercial	3,971	9,172	13,143	1,098	12,045

Specialty insurance
Professional liability	1,350	6,025	7,375	355	7,020
Surety	20	56	76	4	72

Total specialty	1,370	6,081	7,451	359	7,092

Total insurance	6,425	16,488	22,913	1,624	21,289

Reinsurance assumed	175	309	484	154	330

Total	$6,600	$16,797	$23,397	$1,778	$21,619

	Gross Loss Reserves			Reinsurance	Net Loss
December 31, 2012	Case	IBNR	Total	Recoverable	Reserves
	(in millions)

Personal insurance
Automobile	$265	$146	$411	$24	$387
Homeowners	437	589	1,026	128	898
Other	369	687	1,056	130	926

Total personal	1,071	1,422	2,493	282	2,211

Commercial insurance
Multiple peril	598	1,257	1,855	56	1,799
Casualty	1,504	5,339	6,843	358	6,485
Workers’ compensation	963	1,862	2,825	218	2,607
Property and marine	825	940	1,765	449	1,316

Total commercial	3,890	9,398	13,288	1,081	12,207

Specialty insurance
Professional liability	1,440	6,095	7,535	385	7,150
Surety	28	59	87	4	83

Total specialty	1,468	6,154	7,622	389	7,233

Total insurance	6,429	16,974	23,403	1,752	21,651
Reinsurance assumed	193	367	560	189	371

Total	$6,622	$17,341	$23,963	$1,941	$22,022

Loss reserves, net of reinsurance recoverable, decreased by $403 million during the first nine months of 2013. Loss reserves related to our insurance business decreased by $362 million during the first nine months of 2013, which reflected decreases of $386 million related to catastrophe losses and approximately $100 million related to the effect of foreign currency translation due to the stronger U.S. dollar at September 30, 2013 compared to December 31, 2012. Loss reserves related to our reinsurance assumed business, which is in runoff, decreased by $41 million.

The decreases in our homeowners and property and marine gross loss reserves during the first nine months of 2013 were due largely to payments during the first nine months of 2013 on catastrophe-related claims, primarily from Storm Sandy, that were unpaid at December 31, 2012. The overall decrease in reinsurance recoverable during the first nine months of 2013 was due in large part to reinsurance recoveries related to Storm Sandy in the homeowners and property and marine classes of business.

In establishing the loss reserves of our property and casualty subsidiaries, we consider facts currently known and the present state of the law and coverage litigation. Based on all information currently available, we believe that the aggregate loss reserves at September 30, 2013 were adequate to cover claims for losses that had occurred as of that date, including both those known to us and those yet to be reported. However, as discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012, there are significant uncertainties inherent in the loss reserving process. It is therefore possible that management’s estimate of the ultimate liability for losses that had occurred as of September 30, 2013 may change, which could have a material effect on the Corporation’s results of operations and financial condition.

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

We estimate that we experienced overall favorable prior year development of about $595 million during the first nine months of 2013 and $190 million in the third quarter compared with favorable prior year development of about $410 million and $145 million, respectively, in the same periods of 2012, on loss reserves established as of the respective previous year end.

The favorable development in the first nine months of 2013 was primarily in the commercial property classes, partly due to lower than expected severity primarily in the 2012 accident year and, to a lesser extent, in the commercial liability classes due to continued favorable loss experience related mainly to accident years 2010 and prior, and in the professional liability classes due to favorable loss experience related mainly to accident years 2008 and prior. The favorable development in the first nine months of 2012 occurred primarily in the commercial liability classes, due to continued favorable loss experience related mainly to accident years 2008 and prior and, to a lesser extent, in the professional liability classes, also due to favorable loss experience related mainly to accident years 2008 and prior, and in the personal insurance classes.

Investment Results

Property and casualty investment income before taxes decreased by 7% in the first nine months of 2013 and 6% in the third quarter compared with the same periods in 2012. The decrease was due to a decline in average yields on our investment portfolio partially offset by the impact of an increase in our average invested assets. The average yield on the fixed maturity investment portfolio of the property and casualty subsidiaries for the first nine months and third quarter of 2013 decreased compared to the same periods of 2012 due to the continuing impact of lower reinvestment yields compared to the yields on fixed maturities that matured, were redeemed by the issuer or were sold since the third quarter of 2012. The increase in average invested assets during the first nine months and third quarter of 2013 compared with the same periods of 2012 was due to substantial operating cash flows in the last three months of 2012 and the first nine months of 2013 partially offset by dividend distributions made by the property and casualty subsidiaries to Chubb during the second half of 2012 and the first half of 2013.

The effective tax rate on our investment income was 18.0% in the first nine months of 2013 compared with 18.7% in the same period of 2012. The effective tax rate fluctuates as the proportion of tax exempt investment income relative to total investment income changes from period to period.

On an after-tax basis, property and casualty investment income decreased by 6% in the first nine months and the third quarter of 2013 compared with the same periods in 2012. The after-tax annualized yield on the investment portfolio that supports our property and casualty insurance business was 2.88% and 3.14% in the first nine months of 2013 and 2012, respectively.

If both investment yields and average foreign currency to U.S. dollar exchange rates for the last three months of 2013 are similar to September 30, 2013 levels, property and casualty investment income after taxes for the full year 2013 is expected to decline from the full year 2012 amount. This expected decline results from the effect of investing funds from securities that matured in 2012 and 2013 in securities with yields lower than the yields on the maturing securities and the expectation that this pattern will continue during the remainder of 2013. The expected decline includes the positive impact of a slightly higher amount of average invested assets estimated to be held during 2013, based on expectations of cash flows during the year.

Other Income and Charges

Other income and charges, which includes miscellaneous income and expenses of the property and casualty subsidiaries, was not significant in the first nine months of 2013 and 2012.

Corporate and Other

Corporate and other comprises investment income earned on corporate invested assets, interest expense and other expenses not allocated to our operating subsidiaries and the results of our non-insurance subsidiaries.

Corporate and other produced a loss before taxes of $182 million in the first nine months of 2013 compared to a loss of $173 million for the same period of 2012.

Realized Investment Gains and Losses

Net realized investment gains and losses were as follows:

	Periods Ended September 30
	Nine Months		Third Quarter
	2013	2012	2013	2012
	(in millions)

Net realized gains (losses)
Fixed maturities	$12	$79	$(5)	$27
Equity securities	178	50	4	25
Other invested assets	156	18	23	(45)

	346	147	22	7

Other-than-temporary impairment losses
Fixed maturities	(2)	(4)	(2)	(2)
Equity securities	(9)	(40)	(2)	(5)

	(11)	(44)	(4)	(7)

Realized investment gains before tax	$335	$103	$18	$—

Realized investment gains after tax	$218	$67	$12	$—

The net realized gains of equity securities and other invested assets in the first nine months of 2013 included $74 million and $10 million, respectively, related to the exchange of our holdings of common stock and warrants of Alterra Capital Holdings Limited for common stock of Markel Corporation and cash as a result of a business combination that took place during the second quarter of 2013.

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

The net realized gains of the limited partnerships reported in the first nine months of 2013 primarily reflected the positive performance of the global equity and high yield investment markets in the first quarter of 2013 and the fourth quarter of 2012. The net realized gains of the limited partnerships reported in the first nine months of 2012 primarily reflected the strong performance of the U.S. equity and high yield investment markets in the first quarter of 2012 partially offset by the negative performance of several non-U.S. equity markets, particularly in Asia, in the fourth quarter of 2011 and the global equity markets in the second quarter of 2012.

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

Capital Resources

Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. At September 30, 2013, the Corporation had shareholders’ equity of $15.6 billion and total debt of $3.3 billion.

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

In January 2012, the Board of Directors authorized the repurchase of up to $1.2 billion of Chubb’s common stock. On January 31, 2013, the Board of Directors authorized the repurchase of up to $1.3 billion of Chubb’s common stock, which authorization replaced the January 2012 authorization. Under these authorizations, during the first nine months of 2013, we repurchased 11,418,615 shares of Chubb’s common stock in open market transactions at a cost of $975 million. The January 2013 authorization has no expiration date and as of September 30, 2013, $433 million remained under this authorization. We expect to complete the repurchase of shares under this authorization by the end of January 2014, subject to market conditions and other factors.

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

Our strong underwriting and investment results generated substantial positive operating cash flows in the first nine months of 2013 and 2012. The cash provided by the property and casualty subsidiaries’ operating activities decreased in the first nine months of 2013 compared to the same period of 2012. The positive impact of modestly higher premium collections was more than offset by the impact of higher loss payments, higher tax payments and a lower amount of investment income received in the first nine months of 2013 compared to the same period of 2012. The higher amount of loss payments in the first nine months of 2013 compared with the same period in 2012 reflected substantially higher catastrophe-related payments during the period. During the first nine months of 2013, the cash provided by the operating activities of the property and casualty subsidiaries exceeded the cash used for financing activities by the property and casualty subsidiaries (primarily the payment of dividends to Chubb) by approximately $430 million. In the first nine months of 2013, dividends paid to Chubb by the property and casualty subsidiaries decreased by $196 million compared to the comparable period of 2012 reflecting, in part, a difference in the timing of the payment of subsidiary dividends in 2012 and those paid and anticipated to be paid in 2013. During the first nine months of 2012, the cash provided by operating activities of the property and casualty subsidiaries exceeded the cash used for financing activities by the property and casualty subsidiaries (primarily the payment of dividends to Chubb) by approximately $700 million.

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

During the first nine months of 2013, the property and casualty subsidiaries paid dividends of $964 million to Chubb. Whether regulatory approval would be required for any dividends the property and casualty subsidiaries may pay during the remainder of 2013 would depend on the amount and timing of the dividend payments. As of September 30, 2013, the maximum aggregate dividend distribution that may be made by the subsidiaries to Chubb during the remainder of 2013 without prior regulatory approval was approximately $600 million.

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

Our objective is to achieve an appropriate mix of taxable and tax exempt securities in our portfolio to balance both investment and tax strategies. At September 30, 2013, 63% of our U.S. fixed maturity portfolio was invested in tax exempt securities. At September 30, 2013, about 70% of our tax exempt securities were rated Aa or better, with about 20% rated Aaa. The average rating of our tax exempt securities was Aa. While about 20% of our tax exempt securities were insured, the effect of insurance on the average credit rating of these securities was insignificant. The insured tax exempt securities in our portfolio have been selected based on the quality of the underlying credit and not the value of the credit insurance enhancement.

At September 30, 2013, 4% of our taxable fixed maturity portfolio was invested in U.S. government and government agency and authority obligations other than mortgage-backed securities and had an average rating of Aa. About 50% of the U.S. government and government agency and authority obligations other than mortgage-backed securities were U.S. Treasury securities with an average rating of Aaa and the remainder were taxable bonds issued by states, municipalities and political subdivisions within the United States with an average rating of Aa.

At September 30, 2013, 49% of our taxable fixed maturity portfolio consisted of corporate bonds other than mortgage-backed securities, which were issued by a diverse group of U.S. and foreign issuers and had an average rating of A. About 55% of our corporate bonds other than mortgage-backed securities were issued by U.S. companies and about 45% were issued by foreign companies. Our foreign corporate bonds included $55 million, $20 million and $13 million issued by companies, including banks, in Ireland, Italy and Spain, respectively. We held no bonds issued by companies in Greece or Portugal.

At September 30, 2013, 38% of our taxable fixed maturity portfolio was invested in foreign government and government agency obligations, which had an average rating of Aa. The foreign government and government agency obligations consisted of high quality securities, primarily issued by national governments and, to a lesser extent, government agencies, regional governments and supranational organizations. The five largest issuers within this portfolio were Canada, Germany, the United Kingdom, Australia and Brazil, which collectively accounted for about 75% of our total foreign government and government agency obligations. Another 7% of our total foreign government and government agency obligations were issued by supranational organizations. We held no sovereign securities issued by Portugal, Ireland, Italy, Greece or Spain. We did not hold any foreign government or government agency fixed maturities that have third party guarantees.

At September 30, 2013, 9% of our taxable fixed maturity portfolio was invested in mortgage-backed securities. About 95% of the mortgage-backed securities were rated Aaa. About half of the remaining 5% were below investment grade. Of the Aaa rated securities, 15% were residential mortgage-backed securities, consisting of government agency pass-through securities guaranteed by a government agency or a government sponsored enterprise (GSE), GSE collateralized mortgage obligations (CMOs) and other CMOs, all backed by single family home mortgages. The majority of our CMOs are actively traded in liquid markets. The other 85% of the Aaa rated securities were call protected, commercial mortgage-backed securities (CMBS). All of our CMBS were senior securities with the highest level of subordination.

The net unrealized appreciation before tax of our fixed maturities and equity securities carried at fair value was $2.0 billion at September 30, 2013 compared with net unrealized appreciation before tax of $3.1 billion at December 31, 2012. Such unrealized appreciation is reflected in accumulated other comprehensive income, net of applicable deferred income taxes.

During the first nine months of 2013, market yields on fixed maturity investments increased resulting in a decrease in the fair value of many of our fixed maturity investments.

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

At September 30, 2013 and December 31, 2012, we held an insignificant amount of financial instruments in our investment portfolio for which a lack of market liquidity impacted our determination of fair value.

Item 4 — Controls and Procedures

As of September 30, 2013, an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) was performed under the supervision and with the participation of the Corporation’s management, including Chubb’s chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2013.

During the quarter ended September 30, 2013, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes Chubb’s stock repurchased each month in the quarter ended September 30, 2013:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a)
				(in millions)
Period
July 2013	1,714,295	$86.35	1,714,295	$610

August 2013	1,269,100	84.85	1,269,100	503

September 2013	798,230	87.90	798,230	433

Total	3,781,625	86.17	3,781,625

(a)	On January 26, 2012, the Board of Directors authorized the repurchase of up to $1.2 billion of Chubb’s common stock. On January 31, 2013, the Board of Directors authorized the repurchase of up to $1.3 billion of Chubb’s common stock replacing the January 26, 2012 authorization. The authorization has no expiration date.

Item 6 — Exhibits

Exhibit Number		Description
	-	Rule 13a-14(a)/15d-14(a) Certifications
31.1		Certification by John D. Finnegan filed herewith.
31.2		Certification by Richard G. Spiro filed herewith.

	-	Section 1350 Certifications
32.1		Certification by John D. Finnegan filed herewith.
32.2		Certification by Richard G. Spiro filed herewith.

	-	Interactive Data File
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Chubb Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHUBB CORPORATION

(Registrant)

	By:	/s/ John J. Kennedy
John J. Kennedy
Senior Vice President and Chief Accounting Officer

Date: November 7, 2013