Form 10-K
period 2013-12-31
CHUBB CORP
filed 2014-02-28
CIK 20171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

Commission File No. 1-8661

The Chubb Corporation

(Exact name of registrant as specified in its charter)

New Jersey	13-2595722
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
15 Mountain View Road
Warren, New Jersey	07059
(Address of principal executive offices)	(Zip Code)

(908) 903-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, par value $1 per share	New York Stock Exchange
Series B Participating Cumulative	New York Stock Exchange
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes [    ]   No [✓]

The aggregate market value of common stock held by non-affiliates of the registrant was $21,553,585,009 as of June 30, 2013, computed on the basis of the closing sale price of the common stock on that date.

245,597,652

Number of shares of common stock outstanding as of February 14, 2014

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

EX-12.1

EX-21.1

EX-23.1

EX-31.1

EX-31.2

EX-32.1

EX-32.2

EX-101	Instance Document

EX-101	Schema Document

EX-101	Calculation Linkbase Document

EX-101	Labels Linkbase Document

EX-101	Presentation Linkbase Document

EX-101	Definition Linkbase Document

PART I.

Item 1.	Business

General

The Chubb Corporation (Chubb) was incorporated as a business corporation under the laws of the State of New Jersey in June 1967. In this document, Chubb and its subsidiaries are referred to collectively as the Corporation. Chubb is a holding company for several, separately organized, property and casualty insurance companies referred to informally as the Chubb Group of Insurance Companies (the P&C Group). Since 1882, insurance companies or predecessor companies included in the P&C Group have provided property and casualty insurance to businesses and individuals around the world. According to A.M. Best, the U.S. companies of the P&C Group constitute the 12th largest U.S. property and casualty insurance group based on 2012 net written premiums.

At December 31, 2013, the Corporation had total assets of $50.4 billion and shareholders’ equity of $16.1 billion. Revenues, income before income tax and assets for each operating segment for the three years ended December 31, 2013 are included in Note (13) of the Notes to Consolidated Financial Statements. The Corporation employed approximately 10,200 persons worldwide on December 31, 2013.

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

Property and Casualty Insurance

The P&C Group consists of subsidiaries domiciled both in and outside the United States. Federal Insurance Company (Federal) is the largest insurance subsidiary in the P&C Group and is the parent company of most of Chubb’s other insurance subsidiaries. Chubb & Son, a division of Federal (Chubb & Son), is the manager of several U.S. subsidiaries in the P&C Group. Chubb & Son also provides certain services to other insurance companies included in the P&C Group. Acting subject to the supervision and control of the respective boards of directors of the insurance companies included in the P&C Group, Chubb & Son provides day to day management and operating personnel. This arrangement offers the P&C Group operational efficiencies through economies of scale and flexibility.

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

Property and casualty insurance policies are separately issued by individual companies included within the P&C Group. The P&C Group operates through three strategic business units: Chubb Personal Insurance, Chubb Commercial Insurance and Chubb Specialty Insurance. For the year ended December 31, 2013, Chubb Personal Insurance, Chubb Commercial Insurance and Chubb Specialty Insurance represented 35%, 43% and 22%, respectively, of Chubb’s total net written premiums.

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

The largest market for Chubb Personal Insurance products is the United States. The largest markets for our homeowners and automobile insurance products outside the United States are Canada, Brazil and Europe. The largest markets for our accident and health insurance products are the United States, Latin America (primarily Brazil)and Europe.

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

Premiums Written

A summary of the P&C Group’s premiums written during the past three years is shown in the following table:

Year	Direct Premiums Written	Assumed Reinsurance Premiums (a)	Ceded Reinsurance Premiums (a)	Net Premiums Written
	(in millions)
2013	$12,804	$503	$1,083	$12,224
2012	12,647	423	1,200	11,870
2011	12,452	398	1,092	11,758

(a)	Intercompany items eliminated.

The net premiums written during the last three years for major classes of the P&C Group’s business are included in the Property and Casualty Insurance — Underwriting Results section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

One or more members of the P&C Group are licensed and transact business in each of the 50 states of the United States, the District of Columbia, some of the territories of the United States, Canada, Europe, Australia, and parts of Latin America and Asia. In accordance with applicable licensing laws, members of the P&C Group are permitted to write business in jurisdictions beyond their state or country of domicile. In 2013, approximately 77% of the P&C Group’s total direct premiums written were produced in the United States, where the P&C Group’s businesses enjoy broad geographic distribution with a particularly strong market presence in the Northeast. The five states in the United States accounting for the largest amounts of the P&C Group’s total direct premiums written were New York with 13%, California with 9%, Texas with 5%, Florida with 4% and New Jersey with 4%. Of the approximately 23% of the P&C Group’s 2013 total direct premiums written that were produced outside of the United States, approximately 5% were produced in Canada, 4% in the United Kingdom, 3% in Brazil and 3% in Australia. The P&C Group also produced business outside the United States in additional locations, including other countries in Europe, Mexico, Colombia, Argentina, Korea, Singapore, Chile, Hong Kong, China and Japan. We generally define the location of where premiums were produced as the location of the risk associated with the underlying policies. The method of determining location of risk varies by class of business. Location of risk for property classes is typically based on the physical location of the covered property, while location of risk for liability classes may be based on the main location of the insured, or in the case of the workers’ compensation line, the primary work location of the covered employee. Revenues of the P&C Group by geographic zone for the three years ended December 31, 2013 are included in Note (13) of the Notes to Consolidated Financial Statements.

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

Another frequently used measurement in the property and casualty insurance industry is the ratio of statutory net premiums written to policyholders’ surplus. At December 31, 2013 and 2012, the ratio for the P&C Group was 0.81 and 0.84, respectively.

Producing and Servicing of Business

In the United States, the P&C Group primarily offers products through independent insurance agencies and accepts business on a regular basis from insurance brokers. These include major international, national, regional and local agencies and brokers. In most instances, our agents and brokers also offer insurance products of other companies that compete with the P&C Group’s insurance products. Certain of our products are also distributed through program managers and other wholesale agencies and brokers. Chubb & Son maintains administrative offices in Warren and Whitehouse Station, New Jersey, as well as local offices throughout the United States. These local offices assist in producing and servicing the P&C Group’s business.

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

Outside the United States, the P&C Group primarily offers products through international, national, regional and local insurance brokers. Local offices of the P&C Group assist the brokers in producing and servicing the business. Certain products (in particular, personal automobile and accident and health products) also are distributed through program managers, business centers, alliances with financial institutions and other businesses, automobile dealers, affinity groups and direct marketing operations. In addition, the Corporation has a Lloyds syndicate, Chubb Syndicate 1882, to enhance the P&C Group’s product distribution and ability to offer certain products.

In addition to insurance products issued directly to insureds, the P&C Group, to a far lesser extent, assumes reinsurance from other insurance carriers for some lines of business both inside and outside the United States. The P&C Group assumes reinsurance on a risk-by-risk, or facultative, basis and on a treaty basis where an agreed-upon portion of business is automatically reinsured.

Ceded Reinsurance

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

The table on page 8 presents the subsequent development of the estimated year-end liability for unpaid losses and loss adjustment expenses, net of reinsurance recoverable, for the ten years prior to 2013.

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

The upper section of the table shows the reestimated amount of the previously recorded net liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of losses for each individual year. The increase or decrease is reflected in operating results of the period in which the estimate is changed. The “cumulative net deficiency (redundancy)” as shown in the table represents the aggregate change in the reserve estimates from the original balance sheet dates through December 31, 2013. The amounts noted are cumulative in nature; that is, an increase in a loss estimate that is related to a prior period occurrence generates a deficiency in each intermediate year. For example, a deficiency recognized in 2013 relating to losses incurred prior to December 31, 2003 would be included in the cumulative deficiency amount for each year in the period 2003 through 2012. Yet, the deficiency would be reflected in operating results only in 2013. The effect of changes in estimates of the liabilities for losses occurring in prior years on income before income taxes in each of the past three years is shown in the reconciliation of the beginning and ending liability for unpaid losses and loss adjustment expenses in the Property and Casualty Insurance — Loss Reserves section of MD&A.

The subsequent development of the net liability for unpaid losses and loss adjustment expenses as of year-end 2003 was adversely affected by significant unfavorable development related to asbestos and toxic waste claims. The cumulative net deficiencies experienced related to asbestos and toxic waste claims were the result of: (1) an increase in the actual number of claims filed; (2) an increase in the estimated number of potential claims; (3) an increase in the severity of actual and potential claims; (4) an adverse litigation environment; and (5) an increase in litigation costs associated with such claims. For the year 2003, in addition to the unfavorable development related to asbestos and toxic waste claims, there was substantial unfavorable development in the professional liability classes — principally directors and officers liability and errors and omissions liability, due in large part to adverse loss trends related to corporate failures and allegations of management misconduct and accounting irregularities — and, to a lesser extent, workers’ compensation and commercial casualty classes. For the years 2004 through 2012, unfavorable development related to asbestos and toxic waste claims was more than offset by substantial favorable development, primarily in the professional liability and commercial casualty classes due to favorable loss trends and in the commercial property and homeowners classes due to lower than expected emergence of losses.

Conditions and trends that have affected development of the liability for unpaid losses and loss adjustment expenses in the past will not necessarily recur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on the data in this table.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT

	December 31
Year Ended	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
	(in millions)
Net Liability for Unpaid Losses and Loss Adjustment Expenses	$14,521	$16,809	$18,713	$19,699	$20,316	$20,155	$20,786	$20,901	$21,329	$22,022	$21,344

Net Liability Reestimated as of:
One year later	14,848	16,972	18,417	19,002	19,443	19,393	20,040	20,134	20,715	21,310
Two years later	15,315	17,048	17,861	18,215	18,619	18,685	19,229	19,494	20,141
Three years later	15,667	16,725	17,298	17,571	18,049	17,965	18,638	18,953
Four years later	15,584	16,526	16,884	17,184	17,510	17,463	18,180
Five years later	15,657	16,411	16,636	16,829	17,139	17,116
Six years later	15,798	16,310	16,459	16,605	16,893
Seven years later	15,802	16,231	16,350	16,501
Eight years later	15,801	16,178	16,298
Nine years later	15,816	16,183
Ten years later	15,864

Total Cumulative Net Deficiency (Redundancy)	1,343	(626)	(2,415)	(3,198)	(3,423)	(3,039)	(2,606)	(1,948)	(1,188)	(712)

Cumulative Net Deficiency Related to Asbestos and Toxic Waste Claims (Included in Above Total)	719	644	609	585	497	412	322	261	189	106

Cumulative Amount of Net Liability Paid as of:
One year later	3,478	3,932	4,118	4,066	4,108	4,063	4,074	4,300	4,493	4,952
Two years later	6,161	6,616	6,896	6,789	6,565	6,711	6,831	7,011	7,416
Three years later	8,192	8,612	8,850	8,554	8,436	8,605	8,696	8,992
Four years later	9,689	10,048	10,089	9,884	9,734	9,840	10,104
Five years later	10,794	10,977	10,994	10,821	10,588	10,836
Six years later	11,530	11,606	11,697	11,426	11,316
Seven years later	12,037	12,149	12,163	12,017
Eight years later	12,497	12,519	12,594
Nine years later	12,807	12,862
Ten years later	13,107

Gross Liability, End of Year	$17,948	$20,292	$22,482	$22,293	$22,623	$22,367	$22,839	$22,718	$23,068	$23,963	$23,146
Reinsurance Recoverable, End of Year	3,427	3,483	3,769	2,594	2,307	2,212	2,053	1,817	1,739	1,941	1,802

Net Liability, End of Year	$14,521	$16,809	$18,713	$19,699	$20,316	$20,155	$20,786	$20,901	$21,329	$22,022	$21,344

Reestimated Gross Liability	$19,744	$19,644	$19,822	$18,963	$19,033	$19,190	$20,110	$20,649	$21,783	$23,239
Reestimated Reinsurance Recoverable	3,880	3,461	3,524	2,462	2,140	2,074	1,930	1,696	1,642	1,929

Reestimated Net Liability	$15,864	$16,183	$16,298	$16,501	$16,893	$17,116	$18,180	$18,953	$20,141	$21,310

Cumulative Gross Deficiency (Redundancy)	$1,796	$(648)	$(2,660)	$(3,330)	$(3,590)	$(3,177)	$(2,729)	$(2,069)	$(1,285)	$(724)

The middle section of the table on page 8 shows the cumulative amount paid with respect to the reestimated net liability as of the end of each succeeding year. For example, in the 2003 column, as of December 31, 2013 the P&C Group had paid $13,107 million of the currently estimated $15,864 million of net losses and loss adjustment expenses that were unpaid at the end of 2003; thus, an estimated $2,757 million of net losses incurred on or before December 31, 2003 remain unpaid as of December 31, 2013, approximately 30% of which relates to asbestos and toxic waste claims.

The lower section of the table on page 8 shows the gross liability, reinsurance recoverable and net liability recorded at the balance sheet date for each of the indicated years and the reestimation of these amounts as of December 31, 2013.

The liability for unpaid losses and loss adjustment expenses, net of reinsurance recoverable, reported in the accompanying consolidated financial statements prepared in accordance with generally accepted accounting principles (GAAP) comprises the liabilities of the member companies, both inside and outside the United States, of the P&C Group as follows:

	December 31
	2013	2012
	(in millions)
U.S. subsidiaries	$17,295	$18,000
Outside U.S. subsidiaries	4,049	4,022

	$21,344	$22,022

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

Additional information about the Corporation’s investment portfolio as well as its approach to managing risks is presented in the Invested Assets section of MD&A, the Investment Portfolio section of Quantitative and Qualitative Disclosures about Market Risk and Note (2) of the Notes to Consolidated Financial Statements.

The investment results of the P&C Group for each of the past three years are shown in the following table:

	Average Invested Assets(a)	Investment Income(b)	Percent Earned
Year			Before Tax	After Tax
	(in millions)
2013	$39,565	$1,391	3.52%	2.88%
2012	38,598	1,482	3.84	3.12
2011	38,901	1,562	4.02	3.25

(a)	Average of amounts with fixed maturity securities at amortized cost, equity securities at fair value and other invested assets, which include private equity limited partnerships carried at the P&C Group’s equity in the net assets of the partnerships.
(b)	Investment income after deduction of investment expenses, but before applicable income tax.

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

State insurance departments impose regulations that, among other things, establish the standards of solvency that must be met and maintained. The NAIC has a risk-based capital requirement for property and casualty insurance companies. The risk-based capital formula is used by all state regulatory authorities to identify insurance companies that may be undercapitalized and that merit further regulatory attention. The formula prescribes a series of risk measurements to determine a minimum capital amount for an insurance company, based on the profile of the individual company. The ratio of a company’s actual policyholders’ surplus to its minimum capital requirement will determine whether any state regulatory action is required. At December 31, 2013, the policyholders’ surplus of each of the U.S. companies in the P&C Group exceeded the applicable risk-based capital requirement. The NAIC periodically reviews the risk-based capital formula and is considering changes to the formula. The NAIC recently has undertaken a Solvency Modernization Initiative focused on updating the U.S. insurance solvency regulation framework, including capital requirements, governance and risk management, group supervision, accounting and financial reporting and reinsurance. Among the changes adopted by the NAIC and passed by some state legislatures is implementation of an Own Risk and Solvency Assessment (ORSA) rule that would require insurers to measure and share with solvency regulators their internal assessment of capital needs for the entire holding company group, including non-insurance subsidiaries. A significant focus of the ORSA rules and other Solvency Modernization Initiative efforts has been on the adequacy and quality of insurance company enterprise risk management.

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

In all states, insurers authorized to transact certain classes of property and casualty insurance are required to become members of an insolvency fund. In the event of the insolvency of a licensed insurer writing a class of insurance covered by the fund in the state, companies in the P&C Group, together with the other fund members, are assessed in order to provide the funds necessary to pay certain claims against the insolvent insurer. Generally, fund assessments are proportionately based on the members’ written premiums for the classes of insurance written by the insolvent insurer. In certain states, the P&C Group can recover a portion of these assessments through premium tax offsets or policyholder surcharges. In 2013, assessments of the members of the P&C Group were insignificant. The amount of future assessments cannot be reasonably estimated and can vary significantly from year to year.

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

Although the federal government and its regulatory authorities generally do not directly regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, signed into law in July 2010, two federal government bodies, the Federal Insurance Office (FIO) and the Financial Stability Oversight Council (FSOC), were created which may impact the regulation of insurance. Although the FIO is prohibited from directly regulating the business of insurance, it has authority to represent the United States in international insurance matters and has limited powers to preempt certain types of state insurance laws. The FIO also can recommend to the FSOC that it designate an insurer as an entity posing risks to U.S. financial stability in the event of the insurer’s material financial distress or failure. An insurer so designated by FSOC could be subject to Federal Reserve supervision and heightened prudential standards. The P&C Group has not been so designated. Other current and proposed federal measures that may significantly affect the P&C Group’s business and the market as a whole include those concerning federal terrorism insurance, tort law, natural catastrophes, corporate governance, ergonomics, health care reform including the containment of medical costs, privacy, cyber security practices, e-commerce, international trade, federal regulation of insurance companies and the taxation of insurance companies.

Companies in the P&C Group are also affected by a variety of other federal and state legislative and regulatory measures as well as by decisions of their courts that define and extend the risks and benefits for which insurance is provided. These include: redefinitions of risk exposure in areas such as water damage, including mold, flood and storm surge; products liability and commercial general liability; credit scoring; application of a fair housing disparate impact discrimination standard to insurance; and extension and protection of employee benefits, including workers’ compensation and disability benefits.

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

Regulators in many countries are working with the International Association of Insurance Supervisors (IAIS) to consider changes to insurance company solvency standards and group supervision of companies in a holding company system, including non-insurance companies. These IAIS initiatives include a set of Insurance Core Principles (ICPs) for a globally-accepted framework for insurance sector regulation and supervision, a Common Framework for the Supervision of Internationally Active Insurance Groups (ComFrame) and a risk-based global insurance capital standard (ICS). The IAIS has adopted and continues to develop a process to recommend insurers for designation by the Financial Stability Board (FSB) as Global Systemically Important Insurers (G-SIIs), as well as policy measures that could be applied to any insurer designated as a G-SII. These policy measures may include heightened supervision and prudential standards. The P&C Group has not been designated as a G-SII.

In addition to these IAIS initiatives, the European Union Solvency II directive is being implemented to harmonize insurance regulation across the European Union member states. The Solvency II directive will require regulated companies, such as the P&C Group’s European operations, to meet new requirements in relation to risk and capital management. The Solvency II directive is currently scheduled to take effect January 1, 2016, but it is possible that full application may be delayed. Regulators outside of the European Union are considering imposing requirements similar to the Solvency II directive.

Regulatory Coordination

State regulators in the United States and regulatory authorities outside the United States are increasingly coordinating the regulation of multinational insurers by conducting supervisory colleges. A supervisory college is a forum for key regulators of an insurance group to share information and promote the coordination of supervision of the group. It is intended to facilitate supervision of the group at the group-wide level, as well as to enhance supervision of each of the entities included in the group. In 2013, regulators of the P&C Group conducted a supervisory college.

Real Estate

The Corporation’s wholly owned subsidiary, Bellemead Development Corporation, and its subsidiaries were involved in commercial development activities primarily in New Jersey and residential development activities primarily in central Florida. The real estate operations are in runoff.

Chubb Financial Solutions

Chubb Financial Solutions (CFS) provided customized financial products, primarily derivative financial instruments, to corporate clients. CFS has been in runoff since 2003. Since that date, CFS has terminated early or run off nearly all of its contractual obligations within its financial products portfolio. Additional information related to CFS’s contractual obligations is included in Note (12) of the Notes to Consolidated Financial Statements.

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

A number of factors, including many that are volatile and unpredictable, can have a significant impact on cyclical trends in the property and casualty insurance industry and the industry’s profitability. These factors include:

•	a trend of courts to grant increasingly larger awards for certain damages;

•	catastrophic hurricanes, windstorms, earthquakes and other natural disasters, as well as the occurrence of man-made disasters (e.g., a terrorist attack);

•	availability, price and terms of reinsurance;

•	fluctuations in interest rates;

•	changes in the investment environment that affect market prices of and income and returns on investments; and

•	inflationary pressures that may tend to affect the size of losses experienced by insurance companies.

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

The extent of losses from a catastrophe is a function of both the total amount of exposure under our insurance policies in the area affected by the event and the severity of the event. Most catastrophes are restricted to relatively small geographic areas. Hurricanes and earthquakes, however, may produce significant damage over larger areas, especially those that are heavily populated.

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

We utilize proprietary and third party catastrophe modeling tools to assist us in managing our catastrophe exposures. These models rely on various methodologies and assumptions which are subjective and subject to uncertainty. The methodologies and assumptions also may be changed from time to time by the third party modeling companies. The use of different methodologies or assumptions would result in the models generating substantially different estimations of our catastrophe exposures. Moreover, modeled loss estimates may be materially different from actual results.

Managing terrorism risks is particularly challenging, given the unpredictability of the targets, the frequency and severity of potential terrorist events, the limited availability of terrorism reinsurance and limited government provided protections. Although we use modeling tools to try to manage our risk aggregations, the estimates generated may be substantially different from the actual results if the event were to occur. In addition, for certain classes of business, terrorism coverage is mandatory so we are not able to exclude such coverage. The U.S. federal government and the governments of some countries outside the United States provide some assistance for certain terrorist events; however, the assistance is limited. For example, under the Terrorism Risk Insurance Act of 2002, and more recently the Terrorism Risk Insurance Program Reauthorization Act of 2007 (collectively TRIA), the U.S. federal government has agreed to share the risk of loss arising from certain acts of terrorism, but the program is applicable only to select lines of commercial business and benefits under it are subject to a substantial deductible and other limitations. Our deductible for 2014 is approximately $1.0 billion. In addition, the current program is scheduled to expire at the end of 2014. Although legislation to extend the program has been introduced in Congress, it is not certain that it will be extended or, if extended, it is possible that the program may be significantly reduced or modified. Even if TRIA is extended, the occurrence of a terrorist event could have a material adverse effect on our results of operations, financial condition or liquidity.

Natural or man-made catastrophic events could cause claims under our insurance policies to be higher than we anticipated and could cause substantial volatility in our financial results for any fiscal quarter or year. Our ability to write new business could also be affected. Increases in the value and geographic concentration of insured property and the effects of inflation could increase the severity of claims from catastrophic events in the future. In addition, states and other jurisdictions have from time to time passed legislation that has the effect of limiting the ability of insurers to manage catastrophe risk, such as legislation limiting insurers ability to increase rates and prohibiting insurers from withdrawing from catastrophe-exposed areas.

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

However, there are inherent limitations in all of these tactics and no assurance can be given that an event or series of events will not result in loss levels that could have a material adverse effect on our financial condition or results of operations. It is also possible that losses could manifest themselves in ways that we do not anticipate and that our risk mitigation strategies are not designed to address. Such a manifestation of losses could have a material adverse effect on our financial condition or results of operations. These risks may be heightened during difficult economic conditions such as those recently experienced in the United States and elsewhere.

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

Intense competition related to the products we sell could reduce our premium volume or our profitability.

The property and casualty insurance industry is highly competitive. We compete not only with other stock companies but also with mutual companies, other underwriting organizations and alternative risk sharing mechanisms. We compete for business not only on the basis of price, but also on the basis of financial strength, availability of coverage desired by customers and quality of service, including claim adjustment service. We may have difficulty in continuing to compete successfully on any of these bases in the future. If competition limits our ability to write new or renewal business at adequate rates, our total premiums could decline and our results of operations could be adversely affected.

We are subject to an extensive legal and regulatory framework in the United States. Compliance with current and future regulation may reduce our profitability and limit our growth. Moreover, our failure to comply with applicable laws and regulations could result in restrictions on our ability to do business, subject us to fines and penalties and have other adverse effects on our business.

Our insurance subsidiaries are subject to extensive regulation and supervision in the jurisdictions in the United States in which they conduct business. This regulation is generally designed to protect the interests of policyholders, and not necessarily the interests of insurers, their shareholders or other investors. The regulation relates to authorization for lines of business, capital and surplus requirements, investment limitations, underwriting limitations, limitations on transactions with affiliates, dividend limitations, changes in control, premium rates and a variety of other financial and nonfinancial components of an insurance company’s business. Complying with applicable laws and regulations may increase our cost of doing business and limit our opportunities for business growth. Failure to comply with, or to obtain, appropriate authorizations and/or exemptions under any applicable laws and regulations could result in restrictions on our ability to do business or undertake activities that are regulated in one or more of the jurisdictions in which we conduct business and could subject us to fines and other sanctions.

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

Although the federal government and its regulatory authorities generally do not directly regulate the business of insurance, federal initiatives often have an impact on the insurance business in a variety of ways. Current and proposed federal measures that may significantly affect the P&C Group’s business and the insurance market as a whole include measures concerning federal terrorism insurance, systemic risk regulation, tort law, natural catastrophes, corporate governance, ergonomics, health care reform, including containment of medical costs, privacy, cyber security practices, e-commerce, international trade, federal regulation of insurance companies and taxation of insurance companies.

The P&C Group is subject to regulation and supervision in jurisdictions outside the United States where we do business. Compliance with current and future laws and regulations in these jurisdictions may reduce our profitability and limit our growth. Our noncompliance with these laws and regulations also could result in restrictions on our business, subject us to fines or penalties or have other adverse effects.

Insurers in the P&C Group doing business outside the United States also are subject to regulation and supervision in the jurisdictions within which they operate. The extent of insurance regulation varies from country to country. Complying with applicable laws and regulations may increase our costs of doing business and limit our opportunities to grow our business. Moreover, failure to comply with all of the laws and regulations to which we are subject could result in restrictions on our ability to do business, subject us to fines or penalties or have other adverse effects on our business.

Regulators in many countries are working with the IAIS to consider changes to insurance company solvency standards and group supervision of companies in a holding company system, including noninsurance companies. Some IAIS initiatives are particularly focused on the supervision of internationally active insurance groups, such as the P&C Group. In addition to these IAIS initiatives, the European Union Solvency II directive will require regulated companies, such as the P&C Group’s European operations, to meet new requirements in relation to risk and capital management. A U.S. parent company of a European Union subsidiary could be subject to certain requirements of the Solvency II directive if the U.S. state-based regulatory system is not deemed “equivalent” to Solvency II. The Solvency II directive is scheduled to be effective January 1, 2016. Regulators outside the European Union are considering similar risk and capital management requirements that could impact the P&C Group’s operations. Such proposed or future legislation and regulatory initiatives in countries where we operate, if adopted, may be more restrictive on our ability to conduct business than current regulatory requirements or may result in higher costs, increased capital requirements and/or lower profitability.

The IAIS, working with the FSB, also has developed a process to designate globally systemically important insurers. Although certain insurance groups have been so designated, we do not believe the P&C Group or any of its affiliated companies are globally systemically significant insurers. However, it is possible the FSB, in the future, could conclude otherwise. The ramifications of a FSB globally systemically important insurer designation for the P&C Group or any of its affiliated companies are unknown at this time. It is, however, likely to result in greater regulatory scrutiny and could place more restrictions on our ability to conduct business, result in higher costs, increased capital requirements or lower profitability.

State regulators in the United States and regulatory authorities outside the United States are increasingly coordinating the regulation of multinational insurers. We cannot predict the impact that decisions of these coordinated regulatory efforts will have on our business.

State regulators in the United States and regulatory authorities outside the United States are increasingly coordinating the regulation of multinational insurers by conducting supervisory colleges. A supervisory college is a forum for key regulators of an insurance group to share information and promote the coordination of supervision of the group. It is intended to facilitate supervision of the group at the group-wide level, as well as to enhance supervision of each of the entities included in the group. In 2013, regulators of the P&C Group conducted a supervisory college. We cannot predict the impact that decisions of a supervisory college will have on our business.

We are subject to a number of risks associated with our business outside the United States.

A significant portion of our business is conducted outside the United States, including in Asia, Australia, Canada, Europe and Latin America. By doing business outside the United States, we are subject to a number of risks, including without limitation, dealing with jurisdictions, especially in emerging markets in Latin America and Asia, that may lack political, financial or social stability and/or a strong legal and regulatory framework, which may make it difficult to do business and comply with local laws and regulations in such jurisdictions. Failure to comply with local laws in a particular jurisdiction or doing business in a country that becomes increasingly unstable could have a significant adverse effect on our business and operations in that market as well as on our reputation generally.

Our business activities outside the Unites States are also subject to certain U.S. laws and regulations, such as the Foreign Corrupt Practices Act and U.S. economic sanction requirements. Although we have policies and other controls in place that are intended to foster compliance with these laws and regulations, if our employees or third parties through whom we conduct business do not comply with these laws and regulations, it could result in significant fines and related costs, which could have a material adverse effect on our results of operations, as well as adversely affect our business and our reputation.

As part of our international operations, we engage in transactions denominated in currencies other than the U.S. dollar. To reduce our exposure to currency fluctuation, we attempt to match the currency of the liabilities we incur under insurance policies with assets denominated in the same local currency. However, in the event that we underestimate our exposure, negative movements in the U.S. dollar versus the local currency will exacerbate the impact of the exposure on our results of operations and financial condition. In addition, holding local currencies subjects us to the monetary policies and currency controls of the issuing government. The devaluation of a currency we hold or the imposition of controls that prevent the export of such currency could negatively impact our business.

We report the results of our international operations on a consolidated basis with our U.S. business. These results are reported in U.S. dollars. A significant portion of the business we write outside the United States, however, is transacted in local currencies. Consequently, fluctuations in the relative value of local currencies in which the policies are written versus the U.S. dollar can mask the underlying trends in our international business.

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

We cannot predict the impact that changing climate conditions, including legal, regulatory and social responses to those conditions, may have on our business.

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

As a holding company, Chubb relies primarily on dividends from its property and casualty insurance subsidiaries to meet its obligations for payment of interest and principal on outstanding debt obligations, to pay dividends to shareholders and to repurchase shares of our common stock. The ability of our property and casualty insurance subsidiaries to pay dividends in the future will depend on their statutory surplus, on earnings and on regulatory restrictions. We are subject to regulation by some states as an insurance holding company system. Such regulation generally provides that transactions between companies within the holding company system must be fair and equitable. Transfers of assets among affiliated companies, certain dividend payments from property and casualty insurance subsidiaries and certain material transactions between companies within the system may be subject to prior notice to, or prior approval by, state and other regulatory authorities. The ability of our property and casualty insurance subsidiaries to pay dividends is also restricted by regulations that set standards of solvency that must be met and maintained, that limit investments and that limit dividends to shareholders. These regulations may affect Chubb’s insurance subsidiaries’ ability to provide Chubb with dividends.

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

During prolonged periods of low interest rates and investment returns, we may not be able to invest new money generated by our operations or reinvest funds at rates that generate the same level of investment income generated by our existing invested assets, which could have a material adverse effect on our results of operations or financial condition. In addition, during periods of rising interest rates, the market values of our existing fixed maturity securities will likely decline, which could decrease our book value and result in unrealized and/or realized losses that have a material adverse effect on our results of operations or financial condition.

The worldwide financial markets experience high levels of volatility during certain periods, which could have an increasingly adverse impact on the U.S. and foreign economies. If the financial market volatility and the resulting negative economic impact are prolonged, they could adversely affect our current investment portfolio, make it difficult to determine the value of certain assets in our portfolio and/or make it difficult for us to purchase suitable investments that meet our risk and return criteria. These factors could cause us to realize less than expected returns on invested assets, sell investments for a loss or write off or write down investments, any of which could have a material adverse effect on our results of operations or financial condition.

A significant portion of our investment portfolio is invested in obligations of states, municipalities and political subdivisions (often collectively referred to as municipal bonds). Issuers of municipal bonds can face decreasing revenue and tax bases in economic downturns, which could result in the risk of default or impairment of municipal bonds we hold that could adversely affect our results of operations or financial condition.

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

With respect to reinsurance coverages that we have purchased, our ability to recover amounts due from reinsurers may be affected by the creditworthiness and willingness of the reinsurers to pay. Although certain reinsurance we have purchased is collateralized, the collateral is exposed to credit risk of the counterparty that has guaranteed an investment return on such collateral.

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

Our systems could be subject to physical break-ins, electronic hacking, and subject to similar disruptions from unauthorized access or tampering. This may impede or interrupt our business operations, and may result in monetary damages and/or damages to our reputation which could have a material adverse effect on our results of operations or financial condition.

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

Like other companies, we have on occasion experienced, and will continue to experience, threats to our data and systems, including malicious codes and viruses, and other cyber-attacks. The number and complexity of these threats continue to increase over time. To date, we are not aware of any material cyber security breach with respect to our systems or data. We deploy administrative and technical controls designed to reduce the risk associated with these cyber security threats. Such controls may be insufficient to prevent events like physical and electronic break-ins, denial of service and other cyber-attacks or other security breaches to our computer systems and those of third parties upon which we may rely. In some cases, such events may not be immediately detected. Such events could compromise our personal, confidential and proprietary information as well as that of our customers and business partners, impede or interrupt our business operations and may result in other negative consequences including remediation costs, loss of revenue, additional regulatory scrutiny and fines, litigation and monetary and reputational damages. While we maintain cyber insurance providing first party and third party coverages, such insurance may not cover all costs associated with the consequences of personal and confidential and proprietary information being compromised. As a result, in the event of a material cyber security breach, our results of operations could be materially, adversely affected.

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

Chubb and its subsidiaries are defendants in various lawsuits arising out of their businesses. It is the opinion of management that the final outcome of these matters will not materially affect the consolidated financial position of the registrant.

Executive Officers of the Registrant

	Age(a)	Year of Election(b)
John D. Finnegan, Chairman, President and Chief Executive Officer	65	2002
W. Brian Barnes, Senior Vice President and Chief Actuary of Chubb & Son, a division of Federal	51	2008
Maureen A. Brundage, Executive Vice President, General Counsel and Corporate Secretary	57	2005
Robert C. Cox, Executive Vice President of Chubb & Son, a division of Federal	56	2003
John J. Kennedy, Senior Vice President and Chief Accounting Officer	58	2008
Mark P. Korsgaard, Executive Vice President of Chubb & Son, a division of Federal	58	2010
Paul J. Krump, President of Personal Lines and Claims of Chubb & Son, a division of Federal	54	2001
Harold L. Morrison, Jr., Executive Vice President, Chief Global Field Officer and Chief Administrative Officer of Chubb & Son, a division of Federal	56	2008
Steven R. Pozzi, Executive Vice President of Chubb & Son, a division of Federal	57	2009
Dino E. Robusto, President of Commercial and Specialty Lines of Chubb & Son, a division of Federal	55	2006
Richard G. Spiro, Executive Vice President and Chief Financial Officer	49	2008
Kathleen M. Tierney, Executive Vice President of Chubb & Son, a division of Federal	45	2010

(a)	Ages listed above are as of April 29, 2014.

(b)	Date indicates year first elected or designated as an executive officer.

All of the foregoing officers serve at the pleasure of the Board of Directors of the Corporation and have been employees of the Corporation for more than five years.

PART II.

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Chubb is listed and principally traded on the New York Stock Exchange (NYSE) under the trading symbol “CB”. The following are the high and low closing sale prices as reported on the NYSE Composite Tape and the quarterly dividends declared per share for each quarter of 2013 and 2012.

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common stock prices
High	$87.53	$90.60	$90.10	$97.34
Low	76.09	81.79	83.17	87.58
Dividends declared	.44	.44	.44	.44

	2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common stock prices
High	$71.01	$74.28	$76.76	$81.19
Low	66.90	68.82	68.83	73.83
Dividends declared	.41	.41	.41	.41

At February 14, 2014, there were approximately 7,500 common shareholders of record.

The declaration and payment of future dividends to Chubb’s shareholders will be at the discretion of Chubb’s Board of Directors and will depend upon many factors, including the Corporation’s operating results, financial condition and capital requirements, and the impact of regulatory constraints discussed in Note (16)(e) of the Notes to Consolidated Financial Statements.

The following table summarizes Chubb’s repurchases of its common stock during each month in the quarter ended December 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a)
				(in millions)
October 2013	642,300	$91.11	642,300	$374
November 2013	971,781	94.38	971,781	282
December 2013	1,855,005	94.28	1,855,005	107

Total	3,469,086	$93.72	3,469,086

(a)

On January 31, 2013, the Board of Directors authorized the repurchase of up to $1.3 billion of Chubb’s common stock. In January 2014, Chubb repurchased $107 million of Chubb’s common stock remaining under the January 31, 2013 authorization. On January 30, 2014, the Board of Directors authorized the repurchase of up to $1.5 billion of Chubb’s common stock. The January 30, 2014 authorization has no expiration date.

Stock Performance Graph

The following performance graph compares the performance of Chubb’s common stock during the five-year period from December 31, 2008 through December 31, 2013 with the performance of the Standard & Poor’s 500 Index and the Standard & Poor’s Property & Casualty Insurance Index. The graph plots the changes in value of an initial $100 investment over the indicated time periods, assuming all dividends are reinvested.

Cumulative Total Return
Based upon an initial investment of $100 on December 31, 2008 with dividends reinvested

	December 31
	2008	2009	2010	2011	2012	2013
Chubb	$100	$99	$124	$148	$164	$215
S&P 500	100	126	146	149	172	228
S&P 500 Property & Casualty Insurance	100	112	122	122	147	203

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

Item 6.	Selected Financial Data

	2013	2012	2011	2010	2009
	(in millions except for per share amounts)
FOR THE YEAR
Revenues
Property and Casualty Insurance
Premiums Earned	$12,066	$11,838	$11,644	$11,215	$11,331
Investment Income	1,436	1,518	1,598	1,590	1,585
Other Revenues	—	—	—	—	2
Corporate and Other	43	46	55	88	75
Realized Investment Gains, Net	402	193	288	426	23

Total Revenues	$13,947	$13,595	$13,585	$13,319	$13,016

Income
Property and Casualty Insurance
Underwriting Income	$1,675	$548	$574	$1,222	$1,631
Investment Income	1,391	1,482	1,562	1,558	1,549
Other Income (Charges)	6	10	21	2	(3)

Property and Casualty Insurance Income	3,072	2,040	2,157	2,782	3,177
Corporate and Other	(237)	(237)	(246)	(220)	(238)
Realized Investment Gains, Net	402	193	288	426	23

Income Before Income Tax	3,237	1,996	2,199	2,988	2,962
Federal and Foreign Income Tax	892	451	521	814	779

Net Income	$2,345	$1,545	$1,678	$2,174	$2,183

Per Share
Net Income	$9.04	$5.69	$5.76	$6.76	$6.18
Dividends Declared on Common Stock	1.76	1.64	1.56	1.48	1.40

AT DECEMBER 31
Total Assets	$50,433	$52,184	$50,445	$49,976	$50,176
Long Term Debt	3,300	3,575	3,575	3,975	3,975
Total Shareholders’ Equity	16,097	15,827	15,301	15,257	15,361
Book Value Per Share	64.83	60.45	56.15	51.32	46.27

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition of the Corporation as of December 31, 2013 compared with December 31, 2012 and the results of operations for each of the three years in the period ended December 31, 2013. This discussion should be read in conjunction with the consolidated financial statements and related notes and the other information contained in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this document are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 (PSLRA). These forward-looking statements are made pursuant to the safe harbor provisions of the PSLRA and include statements regarding our loss reserve and reinsurance recoverable estimates; asbestos and toxic waste liabilities and related developments; the impact of the economy on our business; the impact of changes to our reinsurance program in 2013 and the cost of reinsurance in 2014; the adequacy of the rates at which we renewed and wrote new business; premium volume, pricing and competition in 2014; property and casualty investment income during 2014; cash flows generated by our fixed income investments; currency rate fluctuations; the repurchase of common stock under our share repurchase program; our capital adequacy and funding of liquidity needs; the funding and timing of loss payments; and the redemption of our capital securities. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. These statements are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties, which include, among others, those discussed or identified from time to time in our public filings with the Securities and Exchange Commission and those associated with:

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

•	any downgrade in our claims-paying, financial strength or other credit ratings;

•	the ability of our subsidiaries to pay us dividends;

•	our plans to repurchase shares of our common stock, including as a result of changes in:

•	our financial position and financial results;

•	our capital position and/or capital adequacy levels required to maintain our existing ratings from independent rating agencies;

•	our share price;

•	investment opportunities;

•	opportunities to profitably grow our property and casualty insurance business; and

•	corporate and regulatory requirements; and

•	our ability to implement management’s strategic plans and initiatives.

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

•

Net income was $2.3 billion in 2013, $1.5 billion in 2012 and $1.7 billion in 2011. The increase in net income in 2013 compared with 2012 was due to higher operating income and higher net realized investment gains. The decrease in net income in 2012 compared with 2011 was due to lower operating income and lower net realized investment gains. We define operating income as net income excluding realized investment gains and losses after tax.

•

Operating income was $2.1 billion in 2013, $1.4 billion in 2012 and $1.5 billion in 2011. The higher operating income in 2013 compared with 2012 was due to substantially higher underwriting income in our property and casualty insurance business, offset in part by a decrease in property and casualty investment income. The modestly lower operating income in 2012 compared with 2011 was due primarily to lower property and casualty investment income. The underwriting income of our property and casualty insurance business was similar in both 2012 and 2011. Management uses operating income, a non-GAAP financial measure, among other measures, to evaluate its performance because the realization of investment gains and losses in any period could be discretionary as to timing and can fluctuate significantly, which could distort the analysis of operating trends.

•

Underwriting results were highly profitable in 2013 compared with profitable results in 2012 and 2011. Our combined loss and expense ratio was 86.1% in 2013 and 95.3% in 2012 and 2011. The more profitable underwriting results in 2013 compared with 2012 and 2011 were primarily due to a substantially lower impact of catastrophes and, to a lesser extent, a lower current accident year loss ratio excluding catastrophes. The impact of catastrophes accounted for 3.4 percentage points of the combined ratio in 2013 compared with 9.6 percentage points in 2012 and 8.9 percentage points in 2011.

•

During 2013, 2012 and 2011, we experienced overall favorable development of $712 million, $614 million and $767 million, respectively, on loss reserves established as of the previous year end. In each year we experienced favorable prior year loss development in each segment of our insurance business.

•

Total net premiums written increased by 3% in 2013 and 1% in 2012. The effect of foreign currency translation on total net premium growth was insignificant in 2013 compared with a slightly negative impact in 2012. Net premiums written in the United States increased by 4% in 2013 and 2% in 2012. Net premiums written outside the United States were flat in 2013 and decreased by 3% in 2012. When measured in local currencies, such premiums grew modestly in 2013 and grew slightly in 2012. In both years, premium growth both inside and outside the United States was limited by our emphasis on underwriting discipline in a highly competitive market and our focus on rate adequacy and profitability for both renewal and new business.

•

Property and casualty investment income after tax decreased by 5% in both 2013 and 2012 compared with the respective prior year, due to a decline in the average yield on our investment portfolio. Management uses property and casualty investment income after tax, a non-GAAP financial measure, to evaluate its investment results because it reflects the impact of any change in the proportion of tax exempt investment income to total investment income and is therefore more meaningful for analysis purposes than investment income before income tax.

•

Net realized investment gains before tax were $402 million ($261 million after tax) in 2013 compared with $193 million ($125 million after tax) in 2012 and $288 million ($187 million after tax) in 2011. In 2013, net realized investment gains included the recognition of a gain in connection with the business combination of an issuer in which we held equity securities and warrants. The remaining net realized gains in 2013 were primarily related to investments in limited partnerships, which generally are reported on a quarter lag, and sales of equity securities. The net realized gains in 2012 were primarily related to sales of fixed maturities and investments in limited partnerships. The net realized gains in 2011 were primarily related to investments in limited partnerships.

A summary of our consolidated net income is as follows:

	Years Ended December 31
	2013	2012	2011
	(in millions)
Property and casualty insurance	$3,072	$2,040	$2,157
Corporate and other	(237)	(237)	(246)

Consolidated operating income before income tax	2,835	1,803	1,911
Federal and foreign income tax	751	383	420

Consolidated operating income	2,084	1,420	1,491
Realized investment gains after income tax	261	125	187

Consolidated net income	$2,345	$1,545	$1,678

PROPERTY AND CASUALTY INSURANCE

A summary of the results of operations of our property and casualty insurance business is as follows:

	Years Ended December 31
	2013	2012	2011
	(in millions)
Underwriting
Net premiums written	$12,224	$11,870	$11,758
Increase in unearned premiums	(158)	(32)	(114)

Premiums earned	12,066	11,838	11,644

Losses and loss expenses	6,520	7,507	7,407
Operating costs and expenses	3,893	3,756	3,695
Increase in deferred policy acquisition costs	(59)	(3)	(63)
Dividends to policyholders	37	30	31

Underwriting income	1,675	548	574

Investments
Investment income before expenses	1,436	1,518	1,598
Investment expenses	45	36	36

Investment income	1,391	1,482	1,562

Other income	6	10	21

Property and casualty income before tax	$3,072	$2,040	$2,157

Property and casualty investment income after tax	$1,138	$1,204	$1,265

Property and casualty income before tax was higher in 2013 than in 2012, due to substantially higher underwriting income, offset in part by a decline in investment income. The increase in underwriting income in 2013 was primarily attributable to a substantially lower impact of catastrophes and, to a lesser extent, a lower current accident year loss ratio excluding catastrophes. Property and casualty income before tax in 2012 was modestly lower than in 2011, due primarily to a decrease in investment income. Underwriting income was similar in 2012 and 2011.

The profitability of our property and casualty insurance business depends on the results of both our underwriting and investment operations. We view these as two distinct operations since the underwriting functions are managed separately from the investment function. Accordingly, in assessing our performance, we evaluate underwriting results separately from investment results.

Underwriting Operations

Underwriting Results

We evaluate the underwriting results of our property and casualty insurance business in the aggregate and for each of our business units.

Net Premiums Written

Net premiums written were $12.2 billion in 2013, $11.9 billion in 2012 and $11.8 billion in 2011. Net premiums written by business unit were as follows:

	Years Ended December 31
	2013	% Increase 2013 vs. 2012	2012	% Increase (Decrease) 2012 vs. 2011	2011
	(dollars in millions)
Personal insurance	$4,322	5%	$4,125	4%	$3,977
Commercial insurance	5,273	2	5,174	2	5,051
Specialty insurance	2,633	3	2,568	(6)	2,720

Total insurance	12,228	3	11,867	1	11,748
Reinsurance assumed	(4)	*	3	*	10

Total	$12,224	3	$11,870	1	$11,758

*	The change in net premiums written is not presented for this business unit since it is in runoff.

Net premiums written increased by 3% in 2013 compared with 2012 and 1% in 2012 compared with 2011. Net premiums written in the United States, which in 2013 represented 75% of our total net premiums, increased by 4% in 2013 and 2% in 2012 compared with the respective prior year. Net premiums written outside the United States, expressed in U.S. dollars, were flat in 2013 and decreased by 3% in 2012. In both 2013 and 2012, foreign currency translation had a negative impact on growth of net premiums written outside the United States, reflecting the impact of the stronger U.S. dollar relative to several currencies in which we wrote business in each year compared to the respective prior year. Measured in local currencies, net premiums written outside the United States grew modestly in 2013 and grew slightly in 2012. The countries outside the United States which were significant contributors to net premiums written in recent years were the United Kingdom, Canada, Brazil, Australia and Germany.

We classify business as written in the United States or outside the United States based on the location of the risks associated with the underlying policies. The method of determining location of risk varies by class of business. Location of risk for property classes is typically based on the physical location of the covered property, while location of risk for liability classes may be based on the main location of the insured, or in the case of the workers’ compensation class, the primary work location of the covered employee.

Growth in net premiums written in the United States in 2013 occurred in each segment of our insurance business, with the most significant growth occurring in our personal insurance segment. Net premiums written in the United States increased modestly in our commercial insurance segment as well as in our specialty insurance segment, of which the predominant component is our professional liability business. Growth in our personal insurance segment was attributable to new business, strong retention of existing business as well as higher rates and insured exposures upon renewal. Growth in our commercial insurance segment and our professional liability business, while reflecting higher rates and continued strong retention, remained constrained by our underwriting actions and judicious approach to new business in the highly competitive market.

Net premiums written in the United States increased in 2012 as a result of growth in our personal and commercial insurance segments. Net premiums written in the United States for our specialty insurance segment decreased in 2012. Growth in our personal insurance business was attributable to new business, strong retention of existing business as well as higher rates and insured exposures upon renewal. While the pricing environment was positive during 2012 in both the commercial and professional liability classes, continuing a trend that began during 2011, the positive trend had a more significant impact on growth in our commercial insurance business.

Premium growth in our professional liability business remained constrained in 2012 by the continuing effects of the economic downturn and our focus on rate adequacy and profitability in the highly competitive marketplace.

Average renewal rates for our personal insurance business in the United States were up modestly in 2013 and up slightly in 2012 compared with expiring rates, driven in both years by our homeowners business. We continued to retain a high percentage of our customers in both years.

Overall, average renewal rates in 2013 and 2012 in the United States were up significantly in both our commercial and professional liability businesses in comparison to expiring rates. The amounts of coverage purchased or the insured exposures, both of which are bases upon which we calculate the premiums we charge, were down slightly in 2013 and flat in 2012 compared with the respective prior year. We continued to retain a high percentage of our existing business in our commercial and professional liability classes in both years. Renewal retention levels in our commercial insurance business were similar in 2013 and 2012 but lower than those in 2011. Renewal retention levels in our professional liability business were slightly higher in 2013 after declining in 2012. Renewal retention levels reflected our continued efforts to seek renewal rate increases in most of the classes within these businesses, and to take underwriting actions to improve profitability, particularly in some of the professional liability classes. The overall level of new business was down in our commercial insurance business in 2013 and 2012 compared with the respective prior year. New business was up modestly in our professional liability business in 2013 after declining in 2012. The levels of new business reflected the competitive market as well as our underwriting discipline.

Net premiums written outside the United States were flat in 2013, as modest growth in our specialty insurance segment was offset by a slight decrease in our personal insurance segment, due to the negative effect of foreign currency translation. Net premiums written in our commercial insurance segment were flat.

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

Average renewal rates for our personal insurance business outside the United States were modestly higher in 2013 and close to flat in 2012 compared with expiring rates. We continued to retain a high percentage of our customers in both years.

Overall, average renewal rates outside the United States were up slightly in 2013 and 2012 in both the commercial and professional liability components of our business in comparison to expiring rates. The amounts of coverage purchased or the insured exposures were down modestly in our commercial business in 2013 and remained flat in 2012 compared with the respective prior year. For our professional liability business, the amounts of coverage purchased were down modestly in both years. We continued to retain a high percentage of our existing commercial and professional liability business in both years. Retention levels in 2013, as compared with 2012, were similar in our commercial insurance business, but increased modestly in our professional liability business. Renewal retention levels for both our commercial and professional liability business were lower in 2012 than those in 2011. In 2013, the overall level of new business was up slightly in our commercial insurance business but down in the professional liability business compared with 2012. The overall level of new business was down in 2012 compared with 2011 for both our commercial and professional liability business.

The reinsurance assumed business has been in runoff since the sale of our ongoing reinsurance assumed business in 2005. Most of our insurance policies are issued on a direct basis to personal, commercial or specialty insurance customers, but we do opportunistically participate in the business of other insurance carriers for some lines of business. The business that is assumed from other insurance carriers is included within the personal, commercial and specialty insurance business results. Information regarding the amount of business written on a direct and assumed basis is presented in Note (8) of the Notes to Consolidated Financial Statements.

We expect that a positive pricing environment in the United States, which began in 2011 and continued throughout 2012 and 2013, will continue into 2014. However, the rate increases in 2014 in some of our commercial and professional liability classes may not be at the same levels we achieved in 2013, as portions of our business have approached rate adequacy during this period, as well as due to competitive market conditions. Outside the United States, we expect that a slightly positive pricing environment will continue in 2014. While there have been signs in recent years that areas of the global economy have been improving, the improvement has been inconsistent across geographies and industries. If the economies in the United States and other countries in which we operate improve in 2014, that should have a positive impact on premiums, although there is typically a lag between an economic recovery and any resulting growth in premiums. We expect our net written premiums overall will be modestly higher in 2014 compared with 2013, assuming average foreign currency to U.S. dollar exchange rates in 2014 remain similar to 2013 year-end levels.

Ceded Reinsurance

Our premiums written are net of amounts ceded to reinsurers who assume a portion of the risk under the insurance policies we write that are subject to reinsurance. Most of our ceded reinsurance arrangements consist of excess of loss and catastrophe contracts that protect against a specified part or all of certain types of losses over stipulated amounts arising from any one occurrence or event. Therefore, unless we incur losses that exceed our initial retention under these contracts, we do not receive any loss recoveries. As a result, in some years, we cede premiums to reinsurers and receive few, if any, loss recoveries related to these contracts. However, in a year in which there is a significant catastrophic event, such as Storm Sandy in 2012, or a series of large individual losses, we may receive substantial loss recoveries. The impact of ceded reinsurance on net premiums written and net premiums earned and on net losses and loss expenses incurred for the three years ended December 31, 2013 is presented in Note (8) of the Notes to Consolidated Financial Statements.

The most significant component of our ceded reinsurance program is property reinsurance. We purchase two main types of property reinsurance: catastrophe and property per risk.

For property risks in the United States and Canada we purchase traditional catastrophe reinsurance, including our primary treaty, which we refer to as our North American catastrophe treaty, as well as supplemental catastrophe reinsurance that provides additional coverage for our exposures in the northeast United States. For certain exposures in the United States, we have also arranged for the purchase of multi-year, collateralized reinsurance funded through the issuance of collateralized risk-linked securities, known as catastrophe bonds. For events outside the United States, we also purchase traditional catastrophe reinsurance.

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

For hurricane events in Florida, in addition to the coverage provided by the North American catastrophe treaty and the $150 million catastrophe bond arrangement discussed above, we have reinsurance from the Florida Hurricane Catastrophe Fund, which is a state-mandated fund designed to reimburse insurers for a portion of their residential catastrophic hurricane losses. Our participation in this program, for which the most recent annual period began on June 1, 2013, provides coverage of 90% of homeowners-related hurricane losses in Florida in excess of our initial retention of $160 million per event. Under the terms of the program, our aggregate recoveries during the annual coverage period are limited to approximately $380 million, based on our current level of participation.

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

Our commercial property per risk treaty provides coverage for property exposures both inside and outside the United States. Depending upon the currency in which the covered insurance policy was issued, the treaty provides coverage per risk of approximately $555 million to $835 million in excess of our initial retention, which is generally between $25 million and $35 million.

In addition to our major property catastrophe and property per risk treaties, we purchase several smaller property treaties that only provide coverage for specific classes of business or locations having concentrations of risk.

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

As a result of changes in coverage we made in 2013 upon renewal of the major components of our program, the overall cost of our property reinsurance program was modestly lower in 2013 than in 2012. For the North American catastrophe treaty, we incurred a slight increase in cost upon renewal. However, the renewal costs associated with the catastrophe treaty that covers events outside the United States and the commercial property per risk treaty were lower. We do not expect the changes we made to our property reinsurance program during 2013 to have a material effect on the Corporation’s results of operations, financial condition or liquidity.

Our major, traditional property reinsurance treaties expire on April 1, 2014. Due to the decrease in catastrophe losses incurred by the industry in 2013, particularly in the United States, we expect that reinsurance rates for property risks will decline in 2014. The final structure of our reinsurance program and amount of coverage purchased, including the mixture of traditional catastrophe reinsurance and collateralized reinsurance coverage funded through the issuance of collateralized risk linked securities, is still being determined and will affect our total reinsurance costs in 2014.

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

Statutory accounting principles applicable to U.S. property and casualty insurance companies differ in certain respects from generally accepted accounting principles in the United States (GAAP). Under statutory accounting principles, policy acquisition and other underwriting expenses are recognized immediately, not at the time premiums are earned. Management uses underwriting results determined in accordance with GAAP, among other measures, to assess the overall performance of our underwriting operations. To convert statutory underwriting results to a GAAP basis, certain policy acquisition expenses are deferred and amortized over the period in which the related premiums are earned. Underwriting income determined in accordance with GAAP is defined as premiums earned less losses and loss expenses incurred and GAAP underwriting expenses incurred.

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

Underwriting results were highly profitable in 2013 and profitable in 2012 and 2011. The combined loss and expense ratio for our overall property and casualty insurance business was as follows:

	Years Ended December 31
	2013	2012	2011
Loss ratio	54.2%	63.6%	63.8%
Expense ratio	31.9	31.7	31.5

Combined loss and expense ratio	86.1%	95.3%	95.3%

The loss ratio was lower in 2013 compared with 2012 due primarily to a substantially lower impact of catastrophes and, to a lesser extent, a lower current accident year loss ratio excluding catastrophes. The current accident year loss ratio excluding catastrophes was lower in 2013 for each of our insurance segments. The loss ratio in 2012 was similar to 2011, as a lower amount of favorable prior year loss development and a slightly higher impact of catastrophes in 2012 were offset by a decrease in the current accident year loss ratio excluding catastrophes. The decrease in 2012 in the current accident year loss ratio excluding catastrophes was driven by better results in our personal and commercial insurance segments.

While the loss ratio in each of the last three years included an adverse impact from catastrophes, which were particularly significant in 2012 and 2011, it also reflected favorable loss experience excluding catastrophes that we believe resulted from our disciplined underwriting in recent years. The loss ratio in each of the last three years also benefited from relatively moderate loss trends and the positive impact on premiums earned of rate increases in most classes of business. Results in all three years also benefited from favorable prior year loss development. For more information on prior year loss development, see “Property and Casualty Insurance — Loss Reserves, Prior Year Loss Development.”

Our underwriting profitability in any given period will be affected by the impact of catastrophes in that period. We define a catastrophe as an event that is estimated to cause $25 million or more in industry-wide insured property losses and affects a significant number of policyholders and insurers.

In 2013, the net impact of catastrophes was $412 million, which represented 3.4 percentage points of the combined ratio. A significant portion of the catastrophe losses in 2013 related to flooding in Alberta, Canada, as well as several severe storms in the central United States and flooding in Ontario, Canada. In 2012, the net impact of catastrophes was $1.1 billion, which represented 9.6 percentage points of the combined ratio. We incurred just under $1.1 billion of catastrophe losses and $53 million of related reinsurance reinstatement premium costs. Most of the impact of catastrophes in 2012 was due to Storm Sandy, but there were also catastrophe losses related to other events, including several severe hail and wind storms in the United States. In 2011, the net impact of catastrophes was $1.0 billion, which represented 8.9 percentage points of the combined ratio. A significant portion of the catastrophe losses in 2011 related to tornadoes and other storms in the United States, including Hurricane Irene, as well as flooding in Australia.

The individually significant events that contributed to catastrophe costs, including losses and any related reinsurance reinstatement premiums, during the years ended December 31, 2013, 2012 and 2011 were as follows:

(in millions)

2013
Flooding — Alberta, Canada	$85
Other events	327

Total	$412

2012
Storm Sandy — U.S. Northeast and Southern Atlantic states	$882
Other events	258

Total	$1,140

2011
Hurricane Irene — U.S. Northeast and Southern Atlantic states	$301
Hail, wind and tornado — U.S. Southwest and Southern Central states	102
Tornado — Joplin, Missouri	101
Other events	526

Total	$1,030

At the end of 2012, we estimated that net losses from Storm Sandy were $829 million and our reinsurance reinstatement premium costs related to the storm were $53 million. Our estimated gross losses from Storm Sandy were about $1.1 billion, with almost all of the losses from property claims, both commercial and homeowners, and only a modest impact from automobile and other claims. Our net losses of $829 million were lower than the gross amount due primarily to our traditional property catastrophe treaty and, to a much lesser extent, per risk and quota share reinsurance treaties as well as facultative reinsurance placed on an individual risk basis. During 2013, a large percentage of our claims related to Storm Sandy were settled. Our overall estimate of net losses related to Storm Sandy did not change significantly during 2013. We do not expect that any change to our estimate of ultimate net losses related to Storm Sandy in the future would have a material effect on the Corporation’s consolidated financial condition or liquidity.

The only reinsurance recoverable we had from our primary catastrophe reinsurance treaties during the three year period ended December 31, 2013 was that related to Storm Sandy because there was no other individual catastrophe event for which our losses exceeded our initial retention under the treaties.

Our expense ratio increased only slightly in 2013 and 2012 compared with the respective prior year.

Review of Underwriting Results by Business Unit

Personal Insurance

Net premiums written from personal insurance, which represented 35% of our premiums written in 2013, increased by 5% in 2013 and 4% in 2012 compared with the respective prior year. Net premiums written for the classes of business within the personal insurance segment were as follows:

	Years Ended December 31
	2013	% Increase 2013 vs. 2012	2012	% Increase 2012 vs. 2011	2011
	(dollars in millions)
Automobile	$731	6%	$691	1%	$682
Homeowners	2,662	4	2,554	3	2,477
Other	929	6	880	8	818

Total personal	$4,322	5	$4,125	4	$3,977

Growth in net premiums written in our personal insurance business in 2013 occurred in all classes of this business, driven by growth inside the United States. Net premiums written outside the United States decreased slightly in 2013, due to the negative impact of foreign currency translation. Overall growth in net premiums written in our personal insurance business in 2012 occurred both inside and outside the United States, but growth was more significant in the United States than growth outside the United States, which reflected the negative impact of foreign currency translation. The overall growth in our personal insurance business in both years was attributable to new business, strong retention of existing business as well as higher rates and higher insured exposures upon renewal. Personal automobile premiums increased significantly in 2013 and slightly in 2012 compared with the respective preceding year. Premium growth in our personal automobile business in 2013 was more significant in the United States. Growth in the United States in 2013 was attributable to existing personal lines customers adding automobile coverage, higher average renewal rates as well as new customers. Growth for personal automobile business written outside the United States was modest in 2013 and near flat in 2012, with both years reflecting a negative impact of foreign currency translation. Approximately 40% of our personal automobile net premiums written in 2013 were written outside the United States, with more than half written in Brazil. Premiums from our homeowners business increased modestly in both years, driven by growth inside the United States. Net premiums written outside the United States for our homeowners business decreased modestly in 2013 after increasing slightly in 2012, compared with the respective prior year. Growth both inside and outside the United States in both years reflected higher renewal rates as well as increases in coverage on existing policies. Premiums from our other personal business, which includes accident and health, excess liability and yacht coverages, increased significantly in both 2013 and 2012. In our excess liability business, which is predominantly written in the United States, growth occurred in both years, but more so in 2012. Growth also occurred in both years in our accident and health business. In 2013, growth in our accident and health business was significant inside the United States, but premiums written for this business decreased outside the United States due to the non-renewal of a large account. In 2012, growth in our accident and health business occurred both inside and outside the United States.

Our personal insurance business produced highly profitable underwriting results in 2013 compared with profitable results in 2012 and 2011. Results were more profitable in 2013 compared with 2012 due to better results in our homeowners business, driven primarily by a lower impact of catastrophes. Results were more profitable in 2012 compared with 2011, also due to better results in our homeowners business, driven mainly by improvement in the current accident year loss ratio excluding catastrophes. The impact of catastrophes accounted for 7.2 percentage points of the combined loss and expense ratio for our personal insurance business in 2013, compared with 13.7 percentage points in 2012 and 13.1 percentage points in 2011. A significant portion of the catastrophe losses in 2013 related to water damage associated with flooding in Alberta and Ontario, Canada as well as other weather-related events in the central United States. Most of the catastrophe losses in 2012 related to storms in the United States, particularly Storm Sandy. A significant portion of the catastrophe losses in 2011 also related to storms in the United States, including Hurricane Irene. The combined loss and expense ratios for the classes of business within the personal insurance segment were as follows:

	Years Ended December 31
	2013	2012	2011
Automobile	94.8%	93.4%	94.4%
Homeowners	82.3	94.2	100.2
Other	94.8	95.6	95.7
Total personal	87.0	94.4	98.3

Our personal automobile results were profitable in each of the past three years. Results in all three years benefited from moderate claim frequency and favorable prior year loss development.

Homeowners results were highly profitable in 2013, profitable in 2012 and breakeven in 2011. The more profitable results in 2013 compared with 2012 were due in large part to a lower impact from catastrophes and, to a lesser extent, a lower current accident year loss ratio excluding catastrophes. The more profitable results in 2012 compared with 2011 were due to a lower current accident year loss ratio excluding catastrophes, due in part to lower non-catastrophe weather-related losses. The impact of catastrophes accounted for 11.5 percentage points of the combined loss and expense ratio for this class in 2013 compared with 21.0 percentage points in 2012 and 20.6 percentage points in 2011.

Our other personal business produced similarly profitable results in each of the past three years. Results for our excess liability business were profitable in all three years, but modestly less so in 2012. Results for this component of our other personal business benefited from favorable prior year loss development in each year, mainly as a result of better than expected claim severity. Our accident and health business produced slightly profitable results in 2013 and 2012 compared with near breakeven results in 2011. Our yacht business was highly profitable in each of the past three years.

Commercial Insurance

Net premiums written from commercial insurance, which represented 43% of our premiums written in 2013, increased by 2% in both 2013 and 2012 compared with the respective prior year. Net premiums written for the classes of business within the commercial insurance segment were as follows:

	Years Ended December 31
	2013	% Increase (Decrease) 2013 vs. 2012	2012	% Increase (Decrease) 2012 vs. 2011	2011
	(dollars in millions)
Multiple peril	$1,113	(1)%	$1,119	(2)%	$1,136
Casualty	1,635	—	1,641	—	1,639
Workers’ compensation.	1,091	8	1,014	18	860
Property and marine	1,434	2	1,400	(1)	1,416

Total commercial	$5,273	2	$5,174	2	$5,051

In both 2013 and 2012, overall premium growth in our commercial insurance business was driven by an increase in business written in the United States. Net premiums written outside the United States were flat in 2013 and decreased modestly in 2012 compared with the respective prior year. The decrease in 2012 was due in part to the negative impact of foreign currency translation. Premium growth for our commercial insurance business in both years reflected higher rates, particularly in the United States. Premium growth was limited in most classes of business, however, by a market that remained highly competitive and offered only limited attractive new business opportunities. In both 2013 and 2012, significant growth occurred in the workers’ compensation class as a result of a high level of rate increases, a high retention level as well as new business opportunities. Growth in the workers’ compensation class in 2012 also reflected the positive impact of higher audit premiums. The positive overall rate environment in the commercial insurance business in the United States, which began in 2011, continued throughout 2012 and 2013. Average renewal rates in the United States were up significantly in both 2013 and 2012, with increases occurring in all major classes of our business. Average renewal rates outside the United States increased only slightly in both 2013 and 2012.

Retention levels of our existing policyholders both inside and outside the United States remained strong in 2013 and 2012, but were down from the levels in 2011. The decline in retention was largely due to both our effort to increase rates in several classes of business and our non-renewal of some underperforming or catastrophe-exposed accounts. The average renewal exposure change was down slightly in 2013 and close to flat in 2012, both inside and outside the United States. The amount of new business was down in both 2013 and 2012 compared with the respective prior year as we continued to maintain our underwriting discipline and our focus on obtaining adequate rates in the competitive market. The amount of new business was down in both years inside the United States. Outside the United States, the amount of new business was up slightly in 2013 but down in 2012.

Our commercial insurance business produced highly profitable underwriting results in 2013 compared with near breakeven underwriting results in 2012 and 2011. The more profitable results in 2013 compared with 2012 and 2011 were due in large part to a lower impact of catastrophes. The impact of catastrophes accounted for 2.1 percentage points of the combined loss and expense ratio for our commercial insurance business in 2013, compared with 11.4 percentage points in 2012 and 10.5 percentage points in 2011. Results in all three years benefited from favorable prior year loss development. Results in both 2013 and 2012 benefited from a lower current accident year loss ratio excluding catastrophes compared with the respective prior year. The benefit of the lower current accident year loss ratio excluding catastrophes in 2012 compared with 2011 was largely offset by a lower amount of favorable prior year loss development.

The combined loss and expense ratios for the classes of business within the commercial insurance segment were as follows:

	Years Ended December 31
	2013	2012	2011
Multiple peril	83.3%	93.7%	101.5%
Casualty	97.3	92.1	87.9
Workers’ compensation	89.6	93.7	93.2
Property and marine	74.6	115.0	114.7
Total commercial	86.5	99.0	99.3

Multiple peril results were highly profitable in 2013 compared with profitable results in 2012 and slightly unprofitable results in 2011. The more profitable results in 2013 compared with 2012 were due primarily to a lower impact of catastrophes in the property component of this business. Results for the liability component were similarly profitable in both 2013 and 2012. The profitable results in 2012 compared with the unprofitable results in 2011 were due primarily to a lower impact of catastrophes and a lower current accident year loss ratio excluding catastrophes in the property component of this business, offset in part by less profitable results in the liability component. The impact of catastrophes accounted for 3.3 percentage points of the combined loss and expense ratio for the multiple peril class in 2013 compared with 10.9 percentage points in 2012 and 15.1 percentage points in 2011. The property component reflected moderate non-catastrophe losses in all three years.

Results for our casualty business were profitable in each of the past three years, but decreasingly so in each successive year. Results for the automobile component of our casualty business were modestly profitable in 2013 compared with near breakeven results in 2012 and profitable results in 2011. Automobile results were more profitable in 2011 compared with 2012 and 2013 mainly due to a higher amount of favorable prior year loss development. Results for the primary liability component of the casualty business were unprofitable in 2013 and 2012 compared with profitable results in 2011. Primary liability results deteriorated in 2013 and 2012 compared with 2011 partly due to an increase in the frequency of large reported losses, many of which related to prior accident years. Conversely, results in 2011 benefited from a significant amount of favorable prior year loss development. Results for the excess liability component were highly profitable in each of the past three years, but more so in 2012. Excess liability results in all three years benefited from substantial favorable prior year loss development mainly due to lower than expected claim severity. Results for our casualty business were adversely affected in each of the last three years by incurred losses related to toxic waste claims and asbestos claims. Our analysis of these exposures resulted in increases in the estimate of our ultimate liabilities. Such losses represented 5.1 percentage points of the combined ratio for this business in 2013, 3.4 percentage points in 2012 and 4.0 percentage points in 2011.

Workers’ compensation results were profitable in each of the past three years, but more so in 2013 due to a lower current accident year loss ratio compared with 2012 and 2011. Results in each year reflected improved pricing and our disciplined risk selection during the past several years. Results in 2013 and 2011 benefited from modest favorable prior year loss development.

Property and marine results were highly profitable in 2013 compared with highly unprofitable results in 2012 and 2011. The significant improvement in results in 2013 compared with the results in 2012 and 2011 was primarily due to a significantly lower impact of catastrophes. The impact of catastrophes accounted for 4.3 percentage points of the combined loss and expense ratio in 2013 compared with 31.6 percentage points in 2012 and 24.9 percentage points in 2011. Excluding the impact of catastrophes, the combined ratio was 70.3%, 83.4% and 89.8% in 2013, 2012 and 2011, respectively. On this basis, the improved results in 2013 and 2012 compared with the respective prior year reflected a lower current accident year loss ratio excluding catastrophes, partly due to improved pricing and a lower impact from large losses. Results in 2013 also reflected a significant amount of favorable prior year loss development.

Specialty Insurance

Net premiums written from specialty insurance, which represented 22% of our premiums written in 2013, increased by 3% in 2013 and decreased by 6% in 2012 compared with the respective prior year. Net premiums written for the classes of business within the specialty insurance segment were as follows:

	Years Ended December 31
	2013	% Increase 2013 vs. 2012	2012	% Decrease 2012 vs. 2011	2011
	(dollars in millions)
Professional liability.	$2,319	2%	$2,273	(5)%	$2,388
Surety	314	6	295	(11)	332

Total specialty	$2,633	3	$2,568	(6)	$2,720

Net premiums written in our professional liability business increased by 2% in 2013 and decreased by 5% in 2012 compared with the respective prior year. Net premiums written increased modestly in 2013, both inside and outside the United States. Net premiums written decreased in 2012, both inside and outside the United States, but to a greater extent outside the United States. Premium growth in 2013 was due in part to the positive effect of our decision to not renew a reinsurance treaty that expired July 1, 2013. Premium growth in our professional liability business remained constrained in both years by our focus on profitability in the pricing of renewal policies and the limited opportunities to write suitably-priced new business, in what has remained a highly competitive market place. Nevertheless, beginning in late 2011 and continuing through 2013, the overall rate environment improved, particularly in the United States. During this period, we pursued rate increases to improve the profitability of our professional liability business. Retention levels for this business remained strong. Retention levels were similar in 2013 and 2012 inside the United States but were modestly lower compared with those in the preceding years as a result of our rate increase initiative. Retention levels increased modestly in 2013 outside the United States following a modest decline in 2012. New business increased in 2013 but declined in 2012 in the United States. New business declined outside the United States in both years. Renewal retention levels and new business volume reflected the selective reduction of our exposure in some customer segments where rate levels were not attractive, as well as our commitment to maintaining underwriting discipline in this environment.

Average renewal rates for our professional liability business were up significantly in the United States in both 2013 and 2012. The most significant increases in both years occurred in the directors and officers liability and employment practices liability lines of business. Average renewal rates outside the United States were up slightly in both years.

Net premiums written in our surety business increased in 2013 and decreased significantly in 2012 compared with the respective prior year. In 2013, net premiums written increased both inside and outside the United States. In 2012, net premiums written decreased inside the United States, due to the effects of the weak economic conditions that resulted in fewer contracts requiring a surety bond being awarded to our existing customers that operate in the construction industry, but increased outside the United States. The growth in net premiums written outside the United States in both 2013 and 2012 was driven by growth in Latin America.

Our specialty insurance business produced highly profitable underwriting results in 2013 and 2011 compared with profitable results in 2012. The combined loss and expense ratios for the classes of business within the specialty insurance segment were as follows:

	Years Ended December 31
	2013	2012	2011
Professional liability	89.3%	96.7%	89.9%
Surety	47.2	51.4	49.1
Total specialty	84.3	91.3	85.1

Our professional liability business produced highly profitable results in 2013 and 2011 and profitable results in 2012. The more profitable results in 2013 and 2011 compared with 2012 were due to a lower current accident year combined ratio and to a higher amount of favorable prior year loss development. The fiduciary liability class produced highly profitable results in each of the past three years. Results for the directors and officers liability class were also highly profitable in all three years, but more so in 2013 and 2011. Results for both the fiduciary liability and directors and officers liability classes reflected favorable prior year loss development in each of the past three years. For the fidelity class, results were breakeven in 2013, unprofitable in 2012 and slightly profitable in 2011. Results for this class in recent years reflected large loss activity resulting from alleged third party and insured-employee criminal activity. Results for the employment practices liability class were highly unprofitable in 2013 and 2012 compared with near breakeven results in 2011. The less profitable results in 2013 and 2012 in this class were due to higher current accident year loss ratios relative to 2011. Results in 2013 and 2012 also reflected unfavorable prior year loss development. Employment practices liability claims have been more numerous and protracted in recent years due primarily to the lingering effect of the economic downturn and resulting unemployment levels. Our errors and omissions liability business produced highly unprofitable results in each of the past three years, reflecting unfavorable prior year loss development, mostly outside the United States.

Collectively, the results for the professional liability classes benefited from favorable prior year loss development in the past three years driven by positive loss experience related to accident years 2010 and prior. The current accident year combined ratio in our professional liability business was slightly below breakeven in 2013, slightly above breakeven in 2012 and near breakeven in 2011. The higher current accident year combined ratio in 2012 was attributable to adverse loss trends in certain classes within this component of our business.

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

As this business is in runoff, net premiums written from our reinsurance assumed business were not significant during the past three years. Results for this business were profitable in each of the past three years, but less so in 2013. The profitable results in each year were due to favorable prior year loss development.

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

A new version of one of the third party catastrophe models that we and others in the insurance industry utilize for estimating potential losses from natural catastrophes was released in the second quarter of 2013. On a preliminary basis, the new version of the model indicates lower risk estimates in certain catastrophe exposed geographical areas where we have exposures to natural catastrophes, including the northeast United States and Florida. We are currently in the process of further analyzing the model. At this time, we have not concluded if the new model will result in any significant change in how we manage our risk aggregations related to catastrophes.

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

The Terrorism Risk Insurance Act of 2002, and more recently the Terrorism Risk Insurance Program Reauthorization Act of 2007 (collectively TRIA), are limited duration programs under which the U.S. federal government has agreed to share the risk of loss arising from certain acts of terrorism with the insurance industry. The current program, which will terminate on December 31, 2014, is applicable only to select lines of commercial business and excludes, among others, commercial automobile, surety and professional liability insurance, other than directors and officers liability. The current program provides protection from all foreign and domestic acts of terrorism.

As a precondition to recovery under TRIA, insurance companies with direct commercial insurance exposure in the United States for TRIA lines of business are required to make insurance for covered acts of terrorism available under their policies. In the event of an act of terrorism, each insurer has a separate deductible that it must meet before federal assistance becomes available. The deductible is based on a percentage of direct U.S. premiums earned for the covered lines of business in the previous calendar year. For 2014, that deductible is 20% of direct premiums earned in 2013 for these lines of business. For losses above the deductible, the federal government will pay for 85% of covered losses, while the insurer retains 15%. There is a combined annual aggregate limit for the federal government and all insurers of $100 billion. If acts of terrorism result in covered losses exceeding the $100 billion annual limit, insurers are not liable for additional losses. While we expect the provisions of TRIA will mitigate our exposure in the event of a large-scale terrorist attack, our deductible is substantial, approximating $1.0 billion in 2014.

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

We will continue to manage this type of catastrophic risk by monitoring terrorism risk aggregations. If TRIA is not extended beyond its current December 31, 2014 termination date and a robust reinsurance market for terrorism risks does not develop so we can continue to mitigate our exposure to a large scale terrorism attack, we may not renew some policies in some locations and we may curtail new business writing in some major U.S. cities and other geographic areas where our exposure aggregations could become unacceptable. Given the unpredictability of the targets, frequency and severity of potential terrorist events, and notwithstanding measures we have taken or may take to mitigate terrorism exposure as well as the programs that governmental entities provide, however limited, to cover some of that exposure (including any extension of TRIA), the occurrence of a terrorist event could have a material adverse effect on the Corporation’s results of operations, financial condition or liquidity.

Loss Reserves

Unpaid losses and loss expenses, also referred to as loss reserves, are the largest liability of our property and casualty insurance subsidiaries.

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

Incurred but not reported (IBNR) reserve estimates are generally calculated by first projecting the ultimate cost of all claims that have occurred and then subtracting reported losses and loss expenses. Reported losses include cumulative paid losses and loss expenses plus case reserves. The IBNR reserve includes a provision for claims that have occurred but have not yet been reported to us, some of which are not yet known to the insured, as well as a provision for future development on reported claims. A relatively large proportion of our net loss reserves, particularly for long tail liability classes, are reserves for IBNR losses. In fact, about 70% of our aggregate net loss reserves at December 31, 2013 were for IBNR losses.

Our gross case and IBNR loss reserves and related reinsurance recoverable by class of business were as follows:

	Gross Loss Reserves			Reinsurance Recoverable	Net Loss Reserves
December 31, 2013	Case	IBNR	Total
	(in millions)
Personal insurance
Automobile	$265	$141	$406	$16	$390
Homeowners	414	357	771	56	715
Other	345	713	1,058	90	968

Total personal	1,024	1,211	2,235	162	2,073

Commercial insurance
Multiple peril	598	1,190	1,788	43	1,745
Casualty	1,565	5,398	6,963	387	6,576
Workers’ compensation	1,023	2,047	3,070	277	2,793
Property and marine	834	492	1,326	440	886

Total commercial	4,020	9,127	13,147	1,147	12,000

Specialty insurance
Professional liability	1,390	5,842	7,232	343	6,889
Surety	19	56	75	4	71

Total specialty	1,409	5,898	7,307	347	6,960

Total insurance	6,453	16,236	22,689	1,656	21,033
Reinsurance assumed	169	288	457	146	311

Total	$6,622	$16,524	$23,146	$1,802	$21,344

	Gross Loss Reserves			Reinsurance Recoverable	Net Loss Reserves
December 31, 2012	Case	IBNR	Total
	(in millions)
Personal insurance
Automobile	$265	$146	$411	$24	$387
Homeowners	437	589	1,026	128	898
Other	369	687	1,056	130	926

Total personal	1,071	1,422	2,493	282	2,211

Commercial insurance
Multiple peril	598	1,257	1,855	56	1,799
Casualty	1,504	5,339	6,843	358	6,485
Workers’ compensation	963	1,862	2,825	218	2,607
Property and marine	825	940	1,765	449	1,316

Total commercial	3,890	9,398	13,288	1,081	12,207

Specialty insurance
Professional liability	1,440	6,095	7,535	385	7,150
Surety	28	59	87	4	83

Total specialty	1,468	6,154	7,622	389	7,233

Total insurance	6,429	16,974	23,403	1,752	21,651
Reinsurance assumed	193	367	560	189	371

Total	$6,622	$17,341	$23,963	$1,941	$22,022

Loss reserves, net of reinsurance recoverable, decreased by $678 million or 3% in 2013. Loss reserves related to our insurance business decreased by $618 million, including $526 million related to catastrophe losses and $96 million related to the effect of foreign currency translation, due to a stronger U.S. dollar at December 31, 2013 compared with December 31, 2012. Loss reserves related to our reinsurance assumed business, which is in runoff, decreased by $60 million.

Total gross loss reserves related to our insurance business decreased by $714 million in 2013, all of which was a decrease in IBNR reserves. The overall decrease in gross IBNR reserves was due in large part to decreases in the reserves of the property classes of business, particularly homeowners and property and marine, primarily as a result of case and paid activity on catastrophe-related claims, especially from Storm Sandy. A significant decrease in gross IBNR reserves also occurred in the professional liability classes, due to reported loss activity, favorable prior year loss development and reduced exposures. Increases in gross IBNR reserves occurred in the casualty and workers’ compensation classes, where case reserves increased as well, partly due to increased exposures. Reinsurance recoverable related to our insurance business decreased by $96 million in 2013, driven in large part by recoveries received from reinsurers related to Storm Sandy in the homeowners and property and marine classes of business.

In establishing the loss reserves of our property and casualty subsidiaries, we consider facts currently known and the present state of the law and coverage litigation. Based on all information currently available, we believe that the aggregate loss reserves at December 31, 2013 were adequate to cover claims for losses that had occurred as of that date, including both those known to us and those yet to be reported. However, as described below, there are significant uncertainties inherent in the loss reserving process. It is therefore possible that management’s estimate of the ultimate liability for losses that had occurred as of December 31, 2013 may change, which could have a material effect on the Corporation’s results of operations and financial condition.

Estimates and Uncertainties

The process of establishing loss reserves is complex and imprecise as it must take into consideration many variables that are subject to the outcome of future events. As a result, informed subjective estimates and judgments as to our ultimate exposure to losses are an integral component of our loss reserving process.

Given the inherent complexity of the loss reserving process and the potential variability of the assumptions used, the actual emergence of losses could vary, perhaps substantially, from the estimate of losses included in our financial statements, particularly in those instances where settlements do not occur until well into the future. Our net loss reserves at December 31, 2013 were $21.3 billion. Therefore, a relatively small percentage change in the estimate of net loss reserves would have a material effect on the Corporation’s results of operations.

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

Most of our loss reserves relate to long tail liability classes of business. Long tail classes include directors and officers liability, errors and omissions liability and other professional liability coverages, commercial primary and excess liability, workers’ compensation and other liability coverages. For many liability claims significant periods of time, ranging up to several years or even decades, may elapse between the occurrence of the loss, the reporting of the loss to us and the settlement of the claim. As a result, loss experience in the more recent accident years for the long tail liability classes has limited statistical credibility because a relatively small proportion of losses in these accident years are reported claims and an even smaller proportion are paid losses.

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

Expected loss ratio methods use loss ratios for prior accident years, adjusted to reflect our evaluation of recent loss trends, the current risk environment, changes in our book of business and changes in our pricing and underwriting, to determine the appropriate expected loss ratio for a given accident year. The expected loss ratio for each accident year is multiplied by the premiums earned for that year to calculate estimated ultimate losses.

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

Reserves for the professional liability classes other than fidelity were $6.4 billion, net of reinsurance, at December 31, 2013. Based on a review of our loss experience, if the loss development factor for each accident year changed such that the cumulative loss development factor for the most recent accident year changed by 10%, we estimate that the net reserves for professional liability classes other than fidelity would change by approximately $625 million, in either direction. This degree of change in the reported loss development pattern is within the historical variation around the averages in our data.

Reserves for commercial excess liability (excluding asbestos and toxic waste claims) were $3.1 billion, net of reinsurance, at December 31, 2013. These reserves are included within commercial casualty. Based on a review of our loss experience, if the loss development factor for each accident year changed such that the cumulative loss development factor for the most recent accident year changed by 20%, we estimate that the net reserves for commercial excess liability would change by approximately $400 million, in either direction. This degree of change in the reported loss development pattern is within the historical variation around the averages in our data.

Reserves Relating to Asbestos and Toxic Waste Claims. The estimation of loss reserves relating to asbestos and toxic waste claims on insurance policies written many years ago is subject to greater uncertainty than other types of claims due to inconsistent court decisions as well as judicial interpretations and legislative actions that in some instances have tended to broaden coverage beyond the original intent of such policies and in others have expanded theories of liability. The insurance industry as a whole is engaged in extensive litigation over coverage, accident year allocation and liability issues and is thus confronted with a continuing uncertainty in its efforts to quantify these exposures.

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

We believe that the loss reserves carried at December 31, 2013 for asbestos and toxic waste claims were adequate. However, given the judicial decisions and legislative actions that have broadened the scope of coverage and expanded theories of liability in the past and the possibilities of similar interpretations in the future, it is possible that our estimate of loss reserves relating to these exposures may increase in future periods as new information becomes available and as claims develop.

Asbestos Reserves. Asbestos remains the most significant and difficult mass tort for the insurance industry in terms of claims volume and dollar exposure. Asbestos claims relate primarily to bodily injuries asserted by those who came in contact with asbestos or products containing asbestos. Tort theory affecting asbestos litigation has evolved over the years. Early court cases established the “continuous trigger” theory with respect to insurance coverage. Under this theory, insurance coverage is deemed to be triggered from the time a claimant is first exposed to asbestos until the manifestation of any disease. This interpretation of a policy trigger can involve insurance policies over many years and increases insurance companies’ exposure to liability. Generally, judicial interpretations and legislative actions have attempted to maximize insurance availability from both a coverage and liability standpoint.

New asbestos claims and new exposures on existing claims have continued despite the fact that usage of asbestos has declined since the mid-1970s. Many claimants were exposed to multiple asbestos products over an extended period of time. As a result, claim filings typically name dozens of defendants. The plaintiffs’ bar has solicited new claimants through extensive advertising and through asbestos medical screenings. A vast majority of asbestos bodily injury claims have been filed by claimants who do not show any signs of asbestos related disease. New asbestos cases are often filed in those jurisdictions with a reputation for judges and juries that are sympathetic to plaintiffs.

Approximately 100 manufacturers and distributors of asbestos products have filed for bankruptcy protection as a result of asbestos related liabilities. A bankruptcy sometimes involves an agreement to a plan between the debtor and its creditors, including the creation of a trust to pay current and future asbestos claimants for their injuries. Although the debtor is negotiating in part with its insurers’ money, insurers are generally given only limited opportunity to be heard. In addition to contributing to the overall number of claims, bankruptcy proceedings not only result in increased settlement demands against remaining solvent defendants, but also create the potential for recoveries from multiple trusts by the same claimant for the same alleged injuries.

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

Our actuaries and claim personnel perform periodic analyses of our asbestos related exposures. The analyses performed in each of the past three years noted modest adverse developments mostly related to a small number of existing insureds and a slower than expected decline in the number of insureds reporting asbestos claims for the first time. Based on these developments, we increased our net asbestos loss reserves by $51 million in 2013, $28 million in 2012 and $22 million in 2011.

The following table presents a reconciliation of the beginning and ending loss reserves related to asbestos claims.

	Years Ended December 31
	2013	2012	2011
	(in millions)
Gross loss reserves, beginning of year	$608	$627	$658
Reinsurance recoverable, beginning of year	19	22	27

Net loss reserves, beginning of year	589	605	631
Net incurred losses	51	28	22
Net losses paid	74	44	48

Net loss reserves, end of year	566	589	605
Reinsurance recoverable, end of year	20	19	22

Gross loss reserves, end of year	$586	$608	$627

At December 31, 2013, $334 million of the net asbestos loss reserves were IBNR reserves.

The following table presents the number of policyholders with open claims and the related net loss reserves at December 31, 2013 as well as the net losses paid during 2013 by component.

	Number of Policyholders	Net Loss Reserves	Net Losses Paid
		(in millions)
Traditional defendants	12	$121	$18
Peripheral defendants and all other	374	320	56
Future claims from unknown policyholders		125

		$566	$74

Significant uncertainty remains as to our ultimate liability related to asbestos related claims. This uncertainty is due to several factors including:

•	the long latency period between asbestos exposure and disease manifestation and the resulting potential for involvement of multiple policy periods for individual claims;

•	plaintiffs’ expanding theories of liability and increased focus on peripheral defendants;

•	the volume of claims by unimpaired plaintiffs and the extent to which they can be precluded from making claims;

•	the volume of claims by severely impaired plaintiffs, such as those with mesothelioma, and the size of settlements and judgments received by those plaintiffs;

•	the volume of claims by plaintiffs suffering from other malignancies such as lung cancer and their ability to establish a causal link between their disease and exposure to asbestos;

•	the efforts by insureds to claim the right to non-products coverage not subject to aggregate limits;

•	the number of insureds seeking bankruptcy protection as a result of asbestos related liabilities;

•	the ability of claimants to bring a claim in a state in which they have no residency or exposure;

•	the impact of the exhaustion of primary limits and the resulting increase in claims on excess liability policies we have issued;

•	inconsistent court decisions and diverging legal interpretations; and

•	the possibility, however remote, of federal legislation that would address the asbestos problem.

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

In establishing our toxic waste reserves, we evaluate the exposure presented by each insured. As part of this evaluation, we consider a variety of factors including: the probable liability, available insurance coverage, allocation of potential loss to the appropriate accident year, past settlement values of similar claims, relevant judicial interpretations, applicable coverage defenses as well as facts that are unique to each insured.

In each of the past three years, the analysis of our toxic waste exposures indicated that some of our insureds had become responsible for the remediation of additional polluted sites and that, as clean up standards continue to evolve as a result of technology advances, the estimated cost of remediation of certain sites had increased. Defense costs associated with some of these cases have also increased. Based on these developments, we increased our net toxic waste loss reserves by $55 million in both 2013 and 2012 and $50 million in 2011.

The following table presents a reconciliation of our beginning and ending loss reserves, net of reinsurance recoverable, related to toxic waste claims. Reinsurance recoverable related to these claims is minimal.

	Years Ended December 31
	2013	2012	2011
	(in millions)
Reserves, beginning of year	$268	$261	$248
Incurred losses	55	55	50
Losses paid	31	48	37

Reserves, end of year	$292	$268	$261

At December 31, 2013, $214 million of the net toxic waste loss reserves were IBNR reserves.

Reinsurance Recoverable. Reinsurance recoverable is the estimated amount recoverable from reinsurers related to the losses we have incurred. At December 31, 2013, reinsurance recoverable included $142 million recoverable with respect to paid losses and loss expenses, which is included in other assets, and $1.8 billion recoverable on unpaid losses and loss expenses, including reinsurance losses incurred but not reported. Approximately $155 million of reinsurance recoverable on unpaid losses and loss expenses at December 31, 2013 related to losses associated with Storm Sandy. None of the reinsurance recoverable on unpaid losses and loss expenses is currently due for collection from reinsurers.

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

We are selective in regard to our reinsurers, placing reinsurance with only those reinsurers that we believe have strong balance sheets and superior underwriting ability. We monitor the financial strength of our reinsurers and our concentration of risk with reinsurers on an ongoing basis. We obtain collateral from certain of our reinsurers in the form of letters of credit, trust agreements and cash advances, in order to mitigate potential collectibility exposure. The total amount of collateral held at December 31, 2013 related to reinsurance recoverable on paid and unpaid losses and loss expenses was $584 million. As of December 31, 2013, the largest amount of reinsurance recoverable on paid and unpaid losses and loss expenses from any individual reinsurer represented one percent of shareholders’ equity. Nevertheless, in recent years, certain of our reinsurers have experienced financial difficulties or exited the reinsurance business. In addition, we may become involved in coverage disputes with our reinsurers. A provision for estimated uncollectible reinsurance is recorded based on periodic evaluations of balances due from reinsurers, the financial condition of the reinsurers, coverage disputes and other relevant factors, including collateral held.

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

A reconciliation of our beginning and ending loss reserves, net of reinsurance, for the three years ended December 31, 2013 is as follows:

	Years Ended December 31
	2013	2012	2011
	(in millions)
Net loss reserves, beginning of year	$22,022	$21,329	$20,901

Net incurred losses and loss expenses related to
Current year	7,232	8,121	8,174
Prior years	(712)	(614)	(767)

	6,520	7,507	7,407

Net payments for losses and loss expenses related to
Current year	2,150	2,323	2,746
Prior years	4,952	4,493	4,300

	7,102	6,816	7,046

Foreign currency translation effect	(96)	2	67

Net loss reserves, end of year	$21,344	$22,022	$21,329

During 2013, we experienced overall favorable prior year development of $712 million, which represented 3.2% of the net loss reserves as of December 31, 2012. This compares with favorable prior year development of $614 million during 2012, which represented 2.9% of the net loss reserves at December 31, 2011, and favorable prior year development of $767 million during 2011, which represented 3.7% of the net loss reserves at December 31, 2010. Such favorable development was reflected in operating results in these respective years.

The following table presents the overall prior year loss development for the three years ended December 31, 2013 by accident year.

	Calendar Year (Favorable) Unfavorable Development
Accident Year	2013	2012	2011
	(in millions)
2012	$(138)
2011	(33)	$26
2010	(83)	(49)	$44
2009	(111)	(89)	(91)
2008	(101)	(131)	(181)
2007	(142)	(147)	(184)
2006	(52)	(115)	(178)
2005	(57)	(56)	(98)
2004	(43)	(68)	(78)
2003 and prior	48	15	(1)

	$(712)	$(614)	$(767)

The net favorable development of $712 million in 2013 was due to various factors. The most significant factors were:

•

We experienced favorable development of about $265 million in the aggregate, including $30 million related to catastrophes, in the personal and commercial property classes, mostly related to the 2012 and 2011 accident years. The severity and frequency of late developing property claims that emerged during 2013 were lower than expected, including those related to catastrophes, and the development of existing case reserves was more favorable than expected. Because the incidence of large property losses is subject to a considerable element of fortuity, reserve estimates for these claims are based on an analysis of past loss experience on average over a period of years. Due to the cumulative favorable recent experience, however, this lower emergence was reflected in our determination of carried loss reserves for these classes at December 31, 2013.

•

We experienced overall favorable development of about $260 million in the professional liability classes other than fidelity. This favorable development was driven by the directors and officers liability and fiduciary liability classes, partially offset by adverse development in the errors and omissions liability and employment practices liability classes. Overall, the reported loss activity was less than expected, with aggregate favorable emergence from accident years 2010 and prior. This development was recognized as one among many factors in the determination of carried loss reserves for these classes at December 31, 2013. Among other important factors were the continued uncertainty from the crisis in the financial markets and its aftermath, the effects of the ensuing economic downturn and other recent litigation dynamics, as well as the positive pricing trends experienced in the last two years.

•

We experienced favorable development of about $160 million in the aggregate in the personal and commercial liability classes. The most significant favorable development occurred in the excess liability classes, particularly in accident years 2010 and prior. There was some offsetting adverse development in other liability classes, most notably due to $106 million of incurred losses related to asbestos and toxic waste claims in older accident years. Overall, prior period liability claims were lower than expected, particularly the severity of such claims, and the effects of underwriting changes that affected these years have been more positive than expected. These factors were reflected in the determination of the carried loss reserves for these classes at December 31, 2013.

•

We experienced unfavorable development of about $50 million in the fidelity class due to higher than expected reported loss emergence, related mostly to accident years subsequent to 2007. Loss reserve estimates at the end of 2012 included an expectation of less prior year loss activity than actually occurred in 2013. This activity was driven by unfavorable development on a relatively small number of claims related to the recent economic and financial environment. This continued adverse development was reflected in the determination of carried loss reserves for this class at December 31, 2013.

•

We experienced favorable development of about $35 million in the personal automobile business due primarily to more favorable case reserve development and lower severity of prior period claims than expected. This factor was reflected in our determination of carried loss reserves for this class at December 31, 2013.

•

We experienced favorable development of about $30 million in the surety business due to lower than expected loss emergence in recent accident years. Loss reserve estimates at the end of 2012 included an expectation of more late reported losses than actually occurred in 2013. However, since the experience in this business is volatile and we would still expect such losses to occur over time, the favorable development in 2013 was given only modest weight in the determination of carried loss reserves for this class at December 31, 2013.

The net favorable development of $614 million in 2012 was also due to various factors. The most significant factors were:

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

•

We experienced favorable development of about $125 million, including $50 million related to catastrophes, in the aggregate in the personal and commercial property classes, mostly related to the 2007 through 2011 accident years. The severity and frequency of late developing property claims that emerged during 2012 were lower than expected, including those related to catastrophes, and the development of existing case reserves was more favorable than expected.

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

In Item 1 of this report, we present an analysis of our consolidated loss reserve development on a calendar year basis for each of the ten years prior to 2013. The variability in reserve development over the ten year period illustrates the uncertainty of the loss reserving process. Conditions and trends that have affected reserve development in the past will not necessarily recur in the future. It is not appropriate to extrapolate future favorable or unfavorable reserve development based on amounts experienced in prior years.

Our U.S. property and casualty insurance subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities. These annual statements include an analysis of loss reserves, referred to as Schedule P, that presents accident year loss development information for the nine years prior to 2013. It is our intention to post the Schedule P for our combined U.S. property and casualty insurance subsidiaries on our website as soon as it becomes available.

Investment Results

Property and casualty investment income before taxes decreased by 6% in 2013 compared with 2012 and decreased by 5% in 2012 compared with 2011. In 2013, the decrease was due to a decline in the average yield of our property and casualty subsidiaries’ investment portfolio, partially offset by the impact of an increase in our average invested assets. In 2012, the decrease was primarily due to a decline in the average yield of our investment portfolio. In 2013 and 2012, the decrease in the average yield of our investment portfolio primarily resulted from lower reinvestment yields on securities that we purchased to replace fixed maturity securities that matured, were redeemed by the issuer or were sold during the year. While the property and casualty subsidiaries generated substantial operating cash during each of the past three years, average invested assets in the three years were impacted by substantial dividends distributed by the property and casualty subsidiaries to Chubb during the period. Growth in property and casualty investment income before taxes was limited as a result of our property and casualty subsidiaries holding only a slightly higher amount of average invested assets in 2013 compared with 2012 and holding a similar amount of average invested assets in 2012 compared with 2011.

The effective tax rate on our investment income was 18.2% in 2013 compared with 18.8% in 2012 and 19.0% in 2011. The effective tax rate fluctuates as the proportion of tax exempt investment income relative to total investment income changes from period to period.

On an after-tax basis, property and casualty investment income decreased by 5% in both 2013 and 2012 compared with the respective prior year. The after-tax annualized yield on our property and casualty investment portfolio was 2.88% in 2013 compared with 3.12% in 2012 and 3.25% in 2011.

We expect that property and casualty investment income after taxes will decline in 2014, assuming the average yield on fixed maturity securities available in the market and the average foreign currency to U.S. dollar exchange rates in 2014 are both similar to 2013 year-end levels. This expected decline results from the effect of investing funds from securities that matured in 2013 in securities with yields lower than the yields of the maturing securities, and the expectation that this pattern will continue in 2014. The expected decline in property and casualty investment income after taxes in 2014 reflects an assumption that average invested assets in 2014 will be similar to the level in 2013, based on our expectations of cash flows during the year.

Other Income and Charges

Other income and charges, which includes miscellaneous income and expenses of the property and casualty subsidiaries, was income of $6 million in 2013 compared with income of $10 million and $21 million in 2012 and 2011, respectively. The income in 2013, 2012 and 2011 primarily included income from several small property and casualty insurance companies in which we have an interest.

CORPORATE AND OTHER

Corporate and other comprises investment income earned on corporate invested assets, interest expense and other expenses not allocated to our operating subsidiaries and the results of our non-insurance subsidiaries.

Corporate and other produced a loss before taxes of $237 million in 2013 and 2012 compared with a loss of $246 million in 2011. Corporate and other loss was the same in 2013 and 2012 as a decline in interest expense resulting from the repayment of $275 million of outstanding notes upon maturity in April 2013 was offset by a decline in investment income. The lower loss in 2012 compared with 2011 was primarily due to lower interest expense resulting from the repayment of $400 million of outstanding notes upon maturity in November 2011.

REALIZED INVESTMENT GAINS AND LOSSES

Net realized investment gains and losses were as follows:

	Years Ended December 31
	2013	2012	2011
	(in millions)
Net realized gains
Fixed maturities	$20	$104	$31
Equity securities	203	68	73
Other invested assets	190	66	207

	413	238	311

Other-than-temporary impairment losses
Fixed maturities	(2)	(5)	(1)
Equity securities	(9)	(40)	(22)

	(11)	(45)	(23)

Realized investment gains before tax	$402	$193	$288

Realized investment gains after tax	$261	$125	$187

Decisions to sell equity securities and fixed maturities are governed principally by considerations of investment opportunities and tax consequences. As a result, realized gains and losses on the sale of these investments may vary significantly from period to period. However, such gains and losses generally have little, if any, impact on shareholders’ equity as all of these investments are carried at fair value, with the unrealized appreciation or depreciation after tax reflected in accumulated other comprehensive income.

The net realized gains of equity securities and other invested assets in 2013 included $74 million and $10 million, respectively, related to the exchange of our holdings of common stock and warrants of Alterra Capital Holdings Limited for common stock of Markel Corporation and cash as a result of a business combination that took place during the second quarter of 2013.

The net realized gains and losses of other invested assets include primarily the aggregate of realized gain distributions to us from the limited partnerships in which we have an interest and changes in our equity in the net assets of those partnerships based on valuations provided to us by the manager of each partnership. Due to the timing of our receipt of valuation data from the investment managers, the value of these investments and any related realized gains and losses are generally reported on a one quarter lag.

The net realized gains of the limited partnerships reported in 2013 primarily reflected the positive performance of the global equity and high yield investment markets in the first and third quarters of 2013 and the fourth quarter of 2012. The net realized gains of the limited partnerships reported in 2012 primarily reflected the strong performance of the U.S. equity and high yield investment markets in the first and third quarters of 2012, partially offset by the negative performance of several non-U.S. equity markets, particularly in Asia, in the fourth quarter of 2011 and the global equity markets in the second quarter of 2012. The net realized gains of the limited partnerships reported in 2011 reflected the strong performance of the equity and high yield investment markets in the fourth quarter of 2010 and in the first quarter of 2011.

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

During each of the last three years, the fair value of some of our investments were at a level below our cost. Some of these investments were deemed to be other than temporarily impaired. In 2013 and 2012, about 85% and 65%, respectively, of the other-than-temporary impairment losses recognized for equity securities related to issuers in the financial services industry. The remainder of the other-than-temporary impairment losses in 2013 and 2012 and the other-than-temporary impairment losses in 2011 related to issuers that were not concentrated within any individual industry or sector.

Information related to investment securities in an unrealized loss position at December 31, 2013 and 2012 is included in Note (2)(b) of the Notes to Consolidated Financial Statements.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity represent a company’s overall financial strength and its ability to generate cash flows, borrow funds at competitive rates and raise new capital to meet operating and growth needs.

Capital Resources

Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. At December 31, 2013, the Corporation had shareholders’ equity of $16.1 billion and total debt of $3.3 billion.

In April 2013, Chubb repaid $275 million of outstanding 5.2% notes upon maturity.

Chubb has outstanding $600 million of 5.75% notes and $100 million of 6.6% debentures due in 2018, $200 million of 6.8% debentures due in 2031, $800 million of 6% notes due in 2037 and $600 million of 6.5% notes due in 2038, all of which are unsecured.

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

In December 2010, the Board of Directors authorized the repurchase of up to 30,000,000 shares of common stock. In January 2012, the Board of Directors authorized the repurchase of up to $1.2 billion of Chubb’s common stock. In January 2013, the Board of Directors authorized the repurchase of up to $1.3 billion of Chubb’s common stock, which authorization replaced the January 2012 authorization.

Pursuant to these authorizations, Chubb repurchased shares of its common stock in open market transactions as follows: in 2011, repurchased 27,582,889 shares at a cost of $1,718 million; in 2012, repurchased 13,094,640 shares at a cost of $935 million; and in 2013, repurchased 14,887,701 shares at a cost of $1,300 million.

As of December 31, 2013, $107 million remained under the January 2013 share repurchase authorization.

On January 30, 2014, the Board of Directors authorized the repurchase of up to $1.5 billion of Chubb’s common stock. The authorization has no expiration date. We expect to complete the repurchase of shares under this authorization by the end of January 2015, subject to market conditions and other factors.

Ratings

Chubb and its property and casualty insurance subsidiaries are rated by major rating agencies. These ratings reflect the rating agency’s opinion of our financial strength, operating performance, strategic position and ability to meet our obligations to policyholders.

Credit ratings assess a company’s ability to make timely payments of interest and principal on its debt. The following table presents Chubb’s credit ratings as determined by the major independent rating organizations as of February 26, 2014.

	A.M. Best	Standard & Poor’s	Moody’s	Fitch
Senior unsecured debt	aa-	A+	A2	A+
Junior subordinated capital securities	a	A-	A3	A-
Commercial paper	AMB-1+	A-1	P-1	F1+

Financial strength ratings assess an insurer’s ability to meet its financial obligations to policyholders. The following table presents our property and casualty subsidiaries’ financial strength ratings as determined by the major independent rating organizations as of February 26, 2014.

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

The Corporation’s liquidity requirements in the past have generally been met by funds from operations and we expect that funds from operations will continue to be sufficient to meet such requirements in the future. Liquidity requirements could also be met by funds received upon the maturity or sale of marketable securities in our investment portfolio. The Corporation also has the ability to borrow under its $500 million credit facility and we believe we could issue debt or equity securities.

Our property and casualty operations provide liquidity in that insurance premiums are generally received months or even years before losses are paid under the policies purchased by such premiums. Cash receipts from operations, consisting of insurance premiums and investment income, provide funds to pay losses, operating expenses and dividends to Chubb. Cash receipts in excess of required cash outflows can be used to build the investment portfolio with the expectation of generating additional investment income in the future.

Our strong underwriting and investment results generated substantial operating cash flows in each of the last three years. In 2013, cash provided by the property and casualty subsidiaries’ operating activities decreased approximately $530 million compared with 2012 primarily as a result of higher tax payments and higher loss payments. The higher tax payments in 2013 are attributable to improved profitability compared with 2012. The higher amount of loss payments in 2013 compared with 2012 reflected substantially higher catastrophe-related payments during the year, including payments related to Storm Sandy. In 2013, cash provided by the property and casualty subsidiaries’ operating activities exceeded cash used for financing activities by the property and casualty subsidiaries (primarily the payment of dividends to Chubb) by approximately $300 million. In 2013, dividends paid to Chubb by the property and casualty subsidiaries decreased by $196 million compared with 2012. In 2012, cash provided by the property and casualty subsidiaries’ operating activities increased approximately $370 million compared with 2011 primarily as a result of higher premium collections and lower loss payments. In 2012, cash provided by the property and casualty subsidiaries’ operating activities exceeded the cash used for financing activities by the property and casualty subsidiaries (primarily the payment of dividends to Chubb) by approximately $650 million. In 2012, dividends paid to Chubb by the property and casualty subsidiaries decreased by $940 million compared with 2011. In 2011, the cash used by the property and casualty subsidiaries for financing activities (primarily the payment of dividends to Chubb) exceeded the cash provided by the property and casualty subsidiaries’ operating activities by approximately $650 million.

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

As a holding company, Chubb’s ability to continue to pay dividends to shareholders and to satisfy its debt obligations relies on the availability of liquid assets, which is dependent in large part on the dividend paying ability of its property and casualty subsidiaries. The timing and amount of dividends paid by the property and casualty subsidiaries to Chubb may vary from year to year. In the United States, our property and casualty subsidiaries are subject to laws and regulations in the jurisdictions in which they operate that restrict the amount and timing of dividends they may pay within twelve consecutive months without the prior approval of regulatory authorities. The restrictions are generally based on net income and on certain levels of policyholders’ surplus as determined in accordance with statutory accounting practices. Dividends in excess of such thresholds are considered “extraordinary” and require prior regulatory approval.

The maximum dividend distributions that the property and casualty subsidiaries could have paid to Chubb during 2013, 2012 and 2011 without prior approval were approximately $1.6 billion, $1.8 billion and $2.0 billion, respectively. During 2013, 2012 and 2011 these subsidiaries paid dividends to Chubb of $1.6 billion, $1.8 billion and $2.7 billion, respectively. Included in the dividends paid in 2012 and 2011 were $830 million and $2.5 billion, respectively, of dividends deemed to be extraordinary under applicable insurance regulations due to the limitation on the amount of dividends that may be paid within twelve consecutive months. Regulatory approval was required and obtained for the payment of these dividends. Whether any dividends the property and casualty subsidiaries may pay in 2014 require regulatory approval will depend on the amount and timing of the dividend payments. The maximum aggregate dividend distribution that may be made by the subsidiaries to Chubb during 2014 without prior regulatory approval is approximately $2.0 billion.

Chubb has a revolving credit agreement with a syndicate of banks that provides for up to $500 million of unsecured borrowings. The revolving credit facility is available for general corporate purposes. The agreement has a maturity date of September 24, 2017. Various interest rate options are available to Chubb, all of which are based on market interest rates. The agreement contains customary restrictive covenants, including a covenant to maintain a minimum adjusted consolidated shareholders’ equity. At December 31, 2013, Chubb was in compliance with all such covenants. Chubb is permitted to request an increase in the credit available under the agreement, no more than two times per year, up to a maximum facility amount of $750 million. Chubb is permitted to request on two occasions, at any time during the term of the agreement, an extension of the maturity date for an additional one year period. There have been no borrowings under this agreement. On the maturity date of the agreement, any borrowings then outstanding become payable.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table provides our future payments due by period under contractual obligations as of December 31, 2013, aggregated by type of obligation.

	2014	2015 and 2016	2017 and 2018	Thereafter	Total
	(in millions)
Principal due under long term debt	$—	$—	$700	$2,600	$3,300
Interest payments on long term debt (a)	205	411	336	2,287	3,239
Purchase obligations (b)	121	169	132	6	428
Future minimum rental payments under operating leases	67	106	69	74	316

	393	686	1,237	4,967	7,283
Loss and loss expense reserves (c)	4,861	5,555	3,009	9,721	23,146

Total	$5,254	$6,241	$4,246	$14,688	$30,429

(a)	Junior subordinated capital securities of $1 billion bear interest at a fixed rate of 6.375% through April 14, 2017 and at a rate equal to the three-month LIBOR rate plus 2.25% thereafter. For purposes of the above table, interest after April 14, 2017 was calculated using the three-month LIBOR rate as of December 31, 2013. The table includes future interest payments through the scheduled maturity date, April 15, 2037. Interest payments for the period from the scheduled maturity date through the final maturity date, March 29, 2067, would increase the contractual obligation by $748 million. It is our expectation that the capital securities will be redeemed at the end of the fixed interest rate period.

(b)	Includes agreements with vendors to purchase various goods and services such as information technology, human resources and administrative services.

(c)	There is typically no stated contractual commitment associated with property and casualty insurance loss reserves. The obligation to pay a claim arises only when a covered loss event occurs and a settlement is reached. The vast majority of our loss reserves relate to claims for which settlements have not yet been reached. Our loss reserves therefore represent estimates of future payments. These estimates are dependent on the outcome of claim settlements that will occur over many years. Accordingly, the payment of the loss reserves is not fixed as to either amount or timing. The estimate of the timing of future payments is based on our historical loss payment patterns. The ultimate amount and timing of loss payments will likely differ from our estimate and the differences could be material. We expect that these loss payments will be funded, in large part, by future cash receipts from operations.

The above table excludes certain commitments totaling approximately $660 million at December 31, 2013 to fund limited partnership investments. These commitments can be called by the partnerships (generally over a period of five years or less), if and when needed by the partnerships to fund certain partnership expenses or the purchase of investments. It is uncertain whether and, if so, when we will be required to fund these commitments. There is no predetermined payment schedule.

The Corporation does not have any off-balance sheet arrangements that are reasonably likely to have a material effect on the Corporation’s financial condition, results of operations, liquidity or capital resources, other than as disclosed in Note (12) of the Notes to Consolidated Financial Statements.

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

Limited partnership investments by their nature are less liquid and may involve more risk than other investments. We actively manage our risk through type of asset class and domestic and international diversification. At December 31, 2013, we had investments in about 85 separate partnerships. We review the performance of these investments on a quarterly basis and we obtain audited financial statements annually.

During 2013 and 2012, we increased our holdings of corporate bonds and we reduced our holdings of tax exempt fixed maturities, mortgage-backed securities and private equity limited partnerships. During 2011, cash used for financing activities exceeded cash provided by operating activities. As a result, our holdings of tax exempt fixed maturities and mortgage-backed securities both decreased slightly during the year, partly offset by a slight increase in our holdings of corporate bonds. Our objective is to achieve the appropriate mix of taxable and tax exempt securities in our portfolio to balance both investment and tax strategies. At December 31, 2013, 62% of our U.S. fixed maturity portfolio was invested in tax exempt securities compared with 65% and 68% at December 31, 2012 and December 31, 2011, respectively.

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

The net unrealized appreciation before tax of our fixed maturities and equity securities carried at fair value was $1.9 billion at December 31, 2013, $3.1 billion at December 31, 2012 and $2.7 billion at December 31, 2011. Such unrealized appreciation is reflected in accumulated other comprehensive income, net of applicable deferred income taxes.

In 2013, market yields on fixed maturity investments increased, resulting in a decrease in the fair value of many of our fixed maturity investments. In 2012, market yields on fixed maturity investments declined, resulting in an increase in the fair value of many of our fixed maturity investments.

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

Fair values of fixed maturities are determined by management, utilizing prices obtained from a third party, nationally recognized pricing service or, in the case of securities for which prices are not provided by a pricing service, from third party brokers. For fixed maturities that have quoted prices in active markets, market quotations are provided. For fixed maturities that do not trade on a daily basis, the pricing service and brokers provide fair value estimates using a variety of inputs including, but not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, reference data, prepayment rates and measures of volatility. Management reviews on an ongoing basis the reasonableness of the methodologies used by the relevant pricing service and brokers. In addition, management, using the prices received for the securities from the pricing service and brokers, determines the aggregate portfolio price performance and reviews it against applicable indices. If management believes that significant discrepancies exist, it will discuss these with the relevant pricing service or broker to resolve the discrepancies.

Fair values of equity securities are determined by management, utilizing quoted market prices.

Fair values of warrants are determined by management, utilizing an option pricing model.

Fair values of long term debt issued by Chubb are determined by management, utilizing prices obtained from a third party, nationally recognized pricing service.

At December 31, 2013 and December 31, 2012, a pricing service provided fair value amounts for approximately 99% of our fixed maturities. The prices we obtain from a pricing service and brokers generally are non-binding, but are reflective of current market transactions in the applicable financial instruments. At December 31, 2013 and December 31, 2012, we held an insignificant amount of financial instruments in our investment portfolio for which a lack of market liquidity impacted our determination of fair value.

The methods and assumptions used to estimate the fair value of the Corporation’s pension plan and other postretirement benefit plan assets, other than assets invested in pooled funds, are similar to the methods and assumptions used for our other financial instruments. The fair value of pooled funds is based on the net asset value of the funds. At December 31, 2013 and December 31, 2012, approximately 99% of the pension plan and other postretirement benefit plan assets were categorized as Level 1 or Level 2 in the fair value hierarchy.

PENSION AND OTHER POSTRETIREMENT BENEFITS

In 2013, the liability related to our pension and other postretirement plans decreased, primarily as a result of actuarial gains attributable to the increase in the discount rates used to value our pension and other postretirement obligations and an increase in the fair value of the assets held by our pension and other postretirement benefit plans in excess of the expected return on plan assets. Postretirement benefits costs not recognized in net income decreased by $715 million before tax, which was reflected in other comprehensive income, net of applicable deferred income taxes.

In 2012, the liability related to our pension and other postretirement benefit plans increased, primarily as a result of actuarial losses attributable to the decline in the discount rates used to value our pension and other postretirement obligations, partially offset by an increase in the fair value of the assets held by our pension and other postretirement benefit plans in excess of the expected return on plan assets. In 2011, the liability related to our pension and other postretirement benefit plans increased, primarily as a result of actuarial losses attributable to the decline in the discount rates used to value our pension and other postretirement obligations, and, to a lesser extent, lower than expected return on plan assets. Postretirement benefit costs not recognized in net income increased by $45 million before tax in 2012 and $329 million before tax in 2011, which were reflected in other comprehensive income, net of applicable deferred income taxes.

Employee benefits are discussed further in Note (10) of the Notes to Consolidated Financial Statements.

SUBSEQUENT EVENTS

In January 2014, severe winter weather occurred in the United States. That weather resulted in two declared catastrophes related to the freezing and winter storms that occurred between January 3 and January 8 in 19 states. In January, we announced that we estimated the aggregate losses from these catastrophes to be $150 million to $200 million before tax. The impact of these catastrophes will be reflected in our first quarter 2014 results.

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

The following table provides information about our fixed maturity securities, which are sensitive to changes in interest rates. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates at December 31, 2013 and 2012. Consideration is given to the call dates of securities trading above par value and the expected prepayment patterns of mortgage-backed securities. Actual cash flows could differ from the expected amounts, primarily due to future changes in interest rates.

	At December 31, 2013
							Total
	2014	2015	2016	2017	2018	Thereafter	Amortized Cost	Fair Value
	(in millions)
Tax exempt	$2,118	$2,036	$1,831	$1,656	$1,265	$8,902	$17,808	$18,421
Average interest rate	4.1%	4.0%	4.2%	4.3%	4.5%	3.7%
Taxable — other than mortgage-backed securities	1,563	2,153	1,837	2,841	2,183	5,958	16,535	17,006
Average interest rate	3.9%	3.1%	3.0%	3.1%	3.2%	3.7%
Mortgage-backed securities	723	311	194	104	55	229	1,616	1,664
Average interest rate	5.2%	5.1%	4.9%	4.4%	4.0%	3.8%

Total	$4,404	$4,500	$3,862	$4,601	$3,503	$15,089	$35,959	$37,091

	At December 31, 2012
							Total
	2013	2014	2015	2016	2017	Thereafter	Amortized Cost	Fair Value
	(in millions)
Tax exempt	$3,050	$2,020	$2,097	$1,907	$1,735	$7,601	$18,410	$19,913
Average interest rate	4.1%	4.0%	4.1%	4.2%	4.4%	4.0%
Taxable — other than mortgage-backed securities	1,483	1,863	2,311	1,628	2,607	5,026	14,918	15,984
Average interest rate	3.6%	3.8%	2.9%	3.5%	3.3%	4.1%
Mortgage-backed securities	842	440	311	203	112	162	2,070	2,179
Average interest rate	5.2%	5.1%	5.1%	5.0%	4.4%	4.2%

Total	$5,375	$4,323	$4,719	$3,738	$4,454	$12,789	$35,398	$38,076

At December 31, 2013, our tax exempt fixed maturity portfolio had an average expected maturity of about five years. Our taxable fixed maturity portfolio had an average expected maturity of about four years.

Credit Risk

Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. We have consistently invested in high quality marketable securities. At December 31, 2013, less than 2% of our fixed maturity portfolio was below investment grade. Our investment portfolio did not have any direct exposure to either sub-prime mortgages or collateralized debt obligations.

Our decisions to acquire and hold specific tax exempt fixed maturities and taxable fixed maturities are primarily based on an initial and ongoing evaluation of the underlying characteristics, including credit quality, sector, structure and liquidity of the issuer, performed by our internal investment professionals. Third party credit ratings are also used by our investment professionals to help assess the relative credit quality of the issuer and manage the overall credit risk of our fixed maturity portfolio. About 95% of the third party credit ratings of our fixed maturity portfolio are obtained from Moody’s Investors Service.

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

At December 31, 2013, about 70% of our tax exempt securities were rated Aa or better with about 20% rated Aaa. The average rating of our tax exempt securities was Aa. While about 20% of our tax exempt securities were insured, the effect of insurance on the average credit rating of these securities was insignificant. The insured tax exempt securities in our portfolio have been selected based on the quality of the underlying credit and not the value of the credit insurance enhancement.

At December 31, 2013, 4% of our taxable fixed maturity portfolio was invested in U.S. government and government agency and authority obligations other than mortgage-backed securities and had an average rating of Aa. About 50% of the U.S. government and government agency and authority obligations other than mortgage-backed securities were U.S. Treasury securities with an average rating of Aaa and the remainder were taxable bonds issued by states, municipalities and political subdivisions within the United States with an average rating of Aa.

At December 31, 2013, 50% of our taxable fixed maturity portfolio consisted of corporate bonds that were issued by a diverse group of U.S. and foreign issuers and had an average rating of A. About 55% of our corporate bonds were issued by U.S. companies and about 45% were issued by foreign companies. Our foreign corporate bonds included $54 million, $13 million and $10 million issued by companies, including banks, in Ireland, Spain and Italy, respectively. We held no bonds issued by companies in Greece or Portugal.

At December 31, 2013, 37% of our taxable fixed maturity portfolio was invested in foreign government and government agency obligations, which had an average rating of Aa. The foreign government and government agency obligations consisted of high quality securities, primarily issued by national governments and, to a lesser extent, government agencies, regional governments and supranational organizations. The five largest sovereign issuers within our portfolio were Canada, Germany, the United Kingdom, Australia and Brazil, which collectively accounted for about 75% of our total foreign government and government agency obligations. Another 8% of our total foreign government and government agency obligations were issued by supranational organizations. We held no sovereign securities issued by Portugal, Ireland, Italy, Greece or Spain. We did not hold any foreign government or government agency fixed maturities that have third party guarantees.

At December 31, 2013, 9% of our taxable fixed maturity portfolio was invested in mortgage-backed securities. About 95% of the mortgage-backed securities were rated Aaa. About half of the remaining 5% were below investment grade. Of the Aaa rated securities, 86% were call protected, commercial mortgage-backed securities (CMBS). All of our CMBS were senior securities with the highest level of subordination. The other 14% of the Aaa rated securities were residential mortgage-backed securities, consisting of government agency pass-through securities guaranteed by a government agency or a government sponsored enterprise (GSE), GSE collateralized mortgage obligations (CMOs) and other CMOs, all backed by single family home mortgages. The majority of our CMOs are actively traded in liquid markets.

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

At December 31, 2013, the property and casualty subsidiaries held foreign currency denominated investments of $7.4 billion supporting our international operations. The principal currencies creating foreign exchange rate risk for the property and casualty subsidiaries were the Canadian dollar, the British pound sterling, the euro and the Australian dollar. The following table provides information about those fixed maturity securities that are denominated in these currencies. The table presents cash flows of principal amounts in U.S. dollar equivalents by expected maturity dates at December 31, 2013. Actual cash flows could differ from the expected amounts.

	At December 31, 2013
							Total
	2014	2015	2016	2017	2018	Thereafter	Amortized Cost	Fair Value
	(in millions)
Canadian dollar	$195	$313	$316	$228	$257	$571	$1,880	$1,921
British pound sterling	193	250	150	222	185	685	1,685	1,717
Euro	109	178	146	209	160	646	1,448	1,496
Australian dollar	92	56	104	194	35	539	1,020	1,074

Equity Price Risk

Equity price risk is the potential loss in fair value of our equity securities resulting from adverse changes in stock prices. In general, equities have more year-to-year price variability than intermediate term high grade bonds. However, returns over longer time frames have generally been higher. Our publicly traded equity securities are high quality, diversified across industries and readily marketable. A hypothetical decrease of 10% in the market price of each of the equity securities held at December 31, 2013 and 2012 would have resulted in a decrease of $181 million and $166 million, respectively, in the fair value of the equity securities portfolio.

All of the above risks are monitored on an ongoing basis. A combination of in-house systems and proprietary models and externally licensed software are used to analyze individual securities as well as each portfolio. These tools provide the portfolio managers with information to assist them in the evaluation of the market risks of the portfolio.

DEBT

Interest Rate Risk

We also have interest rate risk on our debt obligations. The following table presents expected cash flow of principal amounts and related weighted average interest rates by maturity date of our long term debt obligations at December 31, 2013.

	At December 31, 2013
	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
	(in millions)
Expected cash flows of principal amounts	$—	$—	$—	$—	$700	$2,600	$3,300	$3,806
Average interest rate	—	—	—	—	5.9%	6.3%

Item 8.	Consolidated Financial Statements and Supplementary Data

Consolidated financial statements of the Corporation at December 31, 2013 and 2012 and for each of the three years in the period ended December 31, 2013 and the report thereon of our independent registered public accounting firm, and the Corporation’s unaudited quarterly financial data for the two-year period ended December 31, 2013 are listed in Item 15(a) of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As of December 31, 2013, an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, was performed under the supervision and with the participation of the Corporation’s management, including Chubb’s chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2013.

During the three month period ended December 31, 2013, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. The Corporation’s internal control over financial reporting is a process designed under the supervision of and with the participation of the Corporation’s management, including Chubb’s chief executive officer and chief financial officer, to provide reasonable assurance regarding the reliability of the Corporation’s financial reporting and the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles.

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

Management conducted an assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the framework set forth in Internal Control — Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2013, the Corporation’s internal control over financial reporting is effective.

The Corporation’s internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Corporation’s consolidated financial statements. Their attestation report on the Corporation’s internal control over financial reporting is shown on the following page.

Item 9B.	Other Information

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

The Chubb Corporation

We have audited The Chubb Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The Chubb Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, The Chubb Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Chubb Corporation as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013, and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York

February 28, 2014

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding Chubb’s directors is incorporated by reference from Chubb’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders under the caption “Our Board of Directors.” Information regarding Chubb’s executive officers is included in Part I of this report under the caption “Executive Officers of the Registrant.” Information regarding Section 16 reporting compliance of Chubb’s directors, executive officers and 10% beneficial owners is incorporated by reference from Chubb’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Information regarding Chubb’s Code of Ethics for CEO and Senior Financial Officers is included in Item 1 of this report under the caption “Business — General.” Information regarding the Audit Committee of Chubb’s Board of Directors and its Audit Committee financial experts is incorporated by reference from Chubb’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders under the captions “Corporate Governance — Audit Committee,” “Audit Committee Report” and “Committee Assignments.”

Item 11.	Executive Compensation

Incorporated by reference from Chubb’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders, under the captions “Corporate Governance — Compensation Committee Interlocks and Insider Participation,” “Corporate Governance — Directors’ Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis” and “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from Chubb’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from Chubb’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders, under the captions “Corporate Governance — Director Independence,” “Corporate Governance — Related Person Transactions” and “Certain Transactions and Other Matters.”

Item 14.	Principal Accountant Fees and Services

Incorporated by reference from Chubb’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders, under the caption “Proposal 3: Ratification of Appointment of Independent Auditor.”

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

February 27, 2014

By	/S/ JOHN D. FINNEGAN
(John D. Finnegan Chairman, President and
Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JOHN D. FINNEGAN (John D. Finnegan)	Chairman, President, Chief Executive Officer and Director	February 27, 2014

/S/ ZOË BAIRD BUDINGER (Zoë Baird Budinger)	Director	February 27, 2014

/S/ SHEILA P. BURKE (Sheila P. Burke)	Director	February 27, 2014

/S/ JAMES I. CASH, JR. (James I. Cash, Jr.)	Director	February 27, 2014

/S/ TIMOTHY P. FLYNN (Timothy P. Flynn)	Director	February 27, 2014

/S/ KAREN M. HOGUET (Karen M. Hoguet)	Director	February 27, 2014

/S/ LAWRENCE W. KELLNER (Lawrence W. Kellner)	Director	February 27, 2014

/S/ MARTIN G. MCGUINN (Martin G. McGuinn)	Director	February 27, 2014

/S/ LAWRENCE M. SMALL (Lawrence M. Small)	Director	February 27, 2014

/S/ JESS SØDERBERG (Jess Søderberg)	Director	February 27, 2014

Signature	Title	Date

/S/ DANIEL E. SOMERS (Daniel E. Somers)	Director	February 27, 2014

/S/ WILLIAM C. WELDON (William C. Weldon)	Director	February 27, 2014

/S/ JAMES M. ZIMMERMAN (James M. Zimmerman)	Director	February 27, 2014

/S/ ALFRED W. ZOLLAR (Alfred W. Zollar)	Director	February 27, 2014

/S/ RICHARD G. SPIRO (Richard G. Spiro)	Executive Vice President and Chief Financial Officer	February 27, 2014

/S/ JOHN J. KENNEDY (John J. Kennedy)	Senior Vice President and Chief Accounting Officer	February 27, 2014

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

The Chubb Corporation

We have audited the accompanying consolidated balance sheets of The Chubb Corporation as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Chubb Corporation at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Chubb Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York

February 28, 2014

THE CHUBB CORPORATION

Consolidated Statements of Income

	In Millions, Except For Per Share Amounts Years Ended December 31

	2013	2012	2011
Revenues
Premiums Earned	$12,066	$11,838	$11,644
Investment Income	1,465	1,556	1,644
Other Revenues	14	8	9
Realized Investment Gains (Losses), Net
Total Other-Than-Temporary Impairment Losses on Investments	(11)	(40)	(22)
Other-Than-Temporary Impairment Losses on Investments Recognized in Other Comprehensive Income	—	(5)	(1)
Other Realized Investment Gains, Net	413	238	311

Total Realized Investment Gains, Net	402	193	288

TOTAL REVENUES	13,947	13,595	13,585

Losses and Expenses
Losses and Loss Expenses	6,520	7,507	7,407
Amortization of Deferred Policy Acquisition Costs	2,454	2,411	2,330
Other Insurance Operating Costs and Expenses	1,411	1,362	1,312
Investment Expenses	49	38	39
Other Expenses	22	11	11
Corporate Expenses	254	270	287

TOTAL LOSSES AND EXPENSES	10,710	11,599	11,386

INCOME BEFORE FEDERAL AND FOREIGN INCOME TAX	3,237	1,996	2,199

Federal and Foreign Income Tax	892	451	521

NET INCOME	$2,345	$1,545	$1,678

Net Income Per Share
Basic	$9.08	$5.73	$5.80
Diluted	9.04	5.69	5.76

See accompanying notes.

THE CHUBB CORPORATION

Consolidated Statements of Comprehensive Income

	In Millions Years Ended December 31

	2013	2012	2011
Net Income	$2,345	$1,545	$1,678

Other Comprehensive Income (Loss), Net of Tax
Change in Unrealized Appreciation of Investments	(788)	275	615
Change in Unrealized Other-Than-Temporary Impairment Losses on Investments	—	2	1
Change in Postretirement Benefit Costs Not Yet Recognized in Net Income	464	(30)	(215)
Foreign Currency Translation Gains (Losses)	(72)	(11)	4

	(396)	236	405

COMPREHENSIVE INCOME	$1,949	$1,781	$2,083

See accompanying notes.

THE CHUBB CORPORATION

Consolidated Balance Sheets

	In Millions
	December 31

	2013	2012

Assets
Invested Assets
Short Term Investments	$2,114	$2,528
Fixed Maturities (cost $35,959 and $35,398)	37,091	38,076
Equity Securities (cost $1,057 and $1,244)	1,810	1,663
Other Invested Assets	1,598	1,954

TOTAL INVESTED ASSETS	42,613	44,221

Cash	52	50
Accrued Investment Income	418	424
Premiums Receivable	2,284	2,185
Reinsurance Recoverable on Unpaid Losses and Loss Expenses	1,802	1,941
Prepaid Reinsurance Premiums	290	337
Deferred Policy Acquisition Costs	1,255	1,206
Deferred Income Tax	47	—
Goodwill	467	467
Other Assets	1,205	1,353

TOTAL ASSETS	$50,433	$52,184

Liabilities
Unpaid Losses and Loss Expenses	$23,146	$23,963
Unearned Premiums	6,423	6,361
Long Term Debt	3,300	3,575
Dividend Payable to Shareholders	110	108
Deferred Income Tax	—	162
Accrued Expenses and Other Liabilities	1,357	2,188

TOTAL LIABILITIES	34,336	36,357

Commitments and Contingent Liabilities (Note 5 and 12)

Shareholders’ Equity
Preferred Stock — Authorized 8,000,000 Shares; $1 Par Value; Issued — None	—	—
Common Stock — Authorized 1,200,000,000 Shares; $1 Par Value; Issued 371,980,460 Shares	372	372
Paid-In Surplus	171	178
Retained Earnings	21,902	20,009
Accumulated Other Comprehensive Income	1,035	1,431
Treasury Stock, at Cost — 123,673,969 and 110,217,445 Shares	(7,383)	(6,163)

TOTAL SHAREHOLDERS’ EQUITY	16,097	15,827

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$50,433	$52,184

See accompanying notes.

THE CHUBB CORPORATION

Consolidated Statements of Shareholders’ Equity

	In Millions
	Years Ended December 31

	2013	2012	2011

Preferred Stock
Balance, Beginning and End of Year	$—	$—	$—

Common Stock
Balance, Beginning and End of Year	372	372	372

Paid-In Surplus
Balance, Beginning of Year	178	190	208
Changes Related to Stock-Based Employee Compensation (includes tax benefit of $28, $27 and $24)	(7)	(12)	(18)

Balance, End of Year	171	178	190

Retained Earnings
Balance, Beginning of Year	20,009	18,903	17,670
Net Income	2,345	1,545	1,678
Dividends Declared (per share $1.76, $1.64 and $1.56)	(452)	(439)	(445)

Balance, End of Year	21,902	20,009	18,903

Accumulated Other Comprehensive Income (Loss)
Unrealized Appreciation of Investments Including Unrealized Other-Than-Temporary Impairment Losses
Balance, Beginning of Year	2,013	1,736	1,120
Change During Year, Net of Tax	(788)	277	616

Balance, End of Year	1,225	2,013	1,736

Postretirement Benefit Costs Not Yet Recognized in Net Income
Balance, Beginning of Year	(717)	(687)	(472)
Change During Year, Net of Tax	464	(30)	(215)

Balance, End of Year	(253)	(717)	(687)

Foreign Currency Translation Gains
Balance, Beginning of Year	135	146	142
Change During Year, Net of Tax	(72)	(11)	4

Balance, End of Year	63	135	146

Accumulated Other Comprehensive Income, End of Year	1,035	1,431	1,195

Treasury Stock, at Cost
Balance, Beginning of Year	(6,163)	(5,359)	(3,783)
Repurchase of Shares	(1,300)	(935)	(1,718)
Shares Issued Under Stock-Based Employee Compensation Plans	80	131	142

Balance, End of Year	(7,383)	(6,163)	(5,359)

TOTAL SHAREHOLDERS’ EQUITY	$16,097	$15,827	$15,301

See accompanying notes.

THE CHUBB CORPORATION

Consolidated Statements of Cash Flows

	In Millions
	Years Ended December 31

	2013	2012	2011
Cash Flows from Operating Activities
Net Income	$2,345	$1,545	$1,678
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Increase (Decrease) in Unpaid Losses and Loss Expenses, Net	(582)	691	361
Increase in Unearned Premiums, Net	158	32	114
Increase in Premiums Receivable	(99)	(24)	(63)
Change in Income Tax Payable or Recoverable	93	(53)	(102)
Amortization of Premiums and Discounts on Fixed Maturities	183	163	147
Depreciation	55	54	58
Realized Investment Gains, Net	(402)	(193)	(288)
Other, Net	(20)	84	(27)

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,731	2,299	1,878

Cash Flows from Investing Activities
Proceeds from Fixed Maturities
Sales	2,449	2,271	1,730
Maturities, Calls and Redemptions	4,909	4,290	3,540
Proceeds from Sales of Equity Securities	545	160	167
Purchases of Fixed Maturities	(8,275)	(7,247)	(5,014)
Purchases of Equity Securities	(113)	(112)	(95)
Investments in Other Invested Assets, Net	498	293	285
Decrease (Increase) in Short Term Investments, Net	383	(629)	11
Change in Receivable or Payable from Security Transactions not Settled, Net	(86)	45	8
Purchases of Property and Equipment, Net	(52)	(43)	(52)
Other, Net	(6)	—	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	252	(972)	580

Cash Flows from Financing Activities
Repayment of Long Term Debt	(275)	—	(400)
Increase (Decrease) in Funds Held under Deposit Contracts	(6)	(12)	7
Proceeds from Issuance of Common Stock Under Stock-Based Employee Compensation Plans	38	74	80
Repurchase of Shares	(1,288)	(959)	(1,707)
Dividends Paid to Shareholders	(450)	(438)	(450)

NET CASH USED IN FINANCING ACTIVITIES	(1,981)	(1,335)	(2,470)

Net Increase (Decrease) in Cash	2	(8)	(12)
Cash at Beginning of Year	50	58	70

CASH AT END OF YEAR	$52	$50	$58

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

(a)	Basis of Presentation

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

Certain amounts in the consolidated financial statements for prior years have been reclassified to conform with the 2013 presentation.

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

(1)  Summary of Significant Accounting Policies (continued)

Other invested assets primarily include private equity limited partnerships which are carried at the Corporation’s equity in the net assets of the partnerships based on valuations provided by the manager of each partnership. As a result of the timing of the receipt of valuation data from the investment managers, these investments are generally reported on a three month lag. Changes in the Corporation’s equity in the net assets of the partnerships are included in net income as realized investment gains or losses. Other invested assets also include warrants, which are carried at fair value as of the balance sheet date. Changes in the fair value of warrants are included in net income as realized investment gains or losses.

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

(1)  Summary of Significant Accounting Policies (continued)

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

(1)  Summary of Significant Accounting Policies (continued)

(g)	Property and Equipment

Property and equipment used in operations, including certain costs incurred to develop or obtain computer software for internal use, are capitalized and carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Property and equipment are included in other assets.

(h)	Real Estate

Real estate properties are carried at cost less accumulated depreciation and any writedowns for impairment. Real estate properties are reviewed for impairment whenever events or circumstances indicate that the carrying value of such properties may not be recoverable. Measurement of such impairment is based on the fair value of the property. Real estate properties are included in other assets.

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

In the statement of cash flows, short term investments are not considered to be cash equivalents. The effect of changes in foreign exchange rates on cash balances was insignificant.

In 2013, the Corporation exchanged its holdings of common stock and warrants of Alterra Capital Holdings Limited, with a cost basis of $177 million and a carrying value of $63 million, respectively, for common stock of Markel Corporation, valued at $226 million, and cash of $98 million, as a result of a business combination. The noncash portions of the transaction have been excluded from the statement of cash flows.

(2)  Invested Assets and Related Income

(a)  The amortized cost and fair value of fixed maturities and equity securities were as follows:

	December 31, 2013
	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
	(in millions)
Fixed maturities
Tax exempt	$17,808	$802	$189	$18,421

Taxable
U.S. government and government agency and authority obligations	784	27	9	802
Corporate bonds	9,032	370	88	9,314
Foreign government and government agency obligations	6,719	206	35	6,890
Residential mortgage-backed securities	277	23	1	299
Commercial mortgage-backed securities	1,339	29	3	1,365

	18,151	655	136	18,670

Total fixed maturities	$35,959	$1,457	$325	$37,091

Equity securities	$1,057	$756	$3	$1,810

	December 31, 2012
	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
	(in millions)
Fixed maturities
Tax exempt	$18,410	$1,522	$19	$19,913

Taxable
U.S. government and government agency and authority obligations	973	66	—	1,039
Corporate bonds	7,331	609	3	7,937
Foreign government and government agency obligations	6,614	395	1	7,008
Residential mortgage-backed securities	421	36	2	455
Commercial mortgage-backed securities	1,649	76	1	1,724

	16,988	1,182	7	18,163

Total fixed maturities	$35,398	$2,704	$26	$38,076

Equity securities	$1,244	$453	$34	$1,663

The following table summarizes the fair value of the tax exempt fixed maturities at December 31, 2013 and 2012:

	2013	2012
	(in millions)
Special revenue bonds	$11,717	$12,233
State general obligation bonds	2,292	2,246
Municipal and political subdivision general obligation bonds	2,220	2,505
Pre-refunded bonds	2,192	2,929

	$18,421	$19,913

(2)  Invested Assets and Related Income (continued)

Special revenue bonds are supported by income streams generated in a broad range of sectors, primarily highways, hospitals, water and sewer utilities, electric utilities, airports, universities and housing, as well as specifically pledged tax revenues. The special revenue bond holdings are well-diversified and spread relatively evenly over these sectors. An irrevocable trust containing U.S. government or government agency obligations has been established to fund the remaining principal and interest payments of the pre-refunded bonds.

The following table summarizes the fair value and amortized cost of the tax exempt fixed maturities other than pre-refunded bonds held at December 31, 2013 and 2012, for the five states having the largest concentration of issuers within the tax exempt fixed maturity portfolio. The remainder of tax exempt fixed maturities were issued by a broad range of other states and municipalities and political subdivisions within those states. In the following table, “state” identifies the issuer or the location of the issuing municipality or political subdivision within a state.

	December 31, 2013
	Fair Value
State	Special Revenue Bonds	Municipal and Political Subdivision General Obligations	State General Obligations	Total	Amortized Cost
	(in millions)
Texas	$930	$830	$230	$1,990	$1,904
New York	1,611	197	31	1,839	1,809
California	859	82	198	1,139	1,093
Illinois	577	483	56	1,116	1,094
Florida	757	38	108	903	877

	December 31, 2012
	Fair Value
State	Special Revenue Bonds	Municipal and Political Subdivision General Obligations	State General Obligations	Total	Amortized Cost
	(in millions)
Texas	$1,041	$1,053	$267	$2,361	$2,171
New York	1,401	169	33	1,603	1,487
Illinois	683	518	59	1,260	1,161
California	888	107	194	1,189	1,089
Florida	771	27	114	912	844

At December 31, 2013 and 2012, foreign government and government agency fixed maturities consisted of high quality fixed maturities primarily issued by national governments and, to a lesser extent, government agencies, regional governments and supranational organizations.

The following table summarizes the fair value and amortized cost of the foreign government and government agency fixed maturities held at December 31, 2013 and 2012, for the five countries having the largest concentration of issuers within the foreign government and government agency fixed maturity portfolio. In the following table, “country” identifies the issuer or the location of the issuing government agency or regional government within a country.

	2013		2012
Country	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(in millions)
Canada	$1,993	$1,953	$2,157	$2,060
Germany	1,241	1,211	1,127	1,070
United Kingdom	1,026	1,004	1,024	939
Australia	739	700	742	663
Brazil	270	270	310	310

(2)  Invested Assets and Related Income (continued)

At December 31, 2013 and 2012, the foreign government and government agency fixed maturities also included $547 million and $517 million, respectively, of fixed maturities issued by supranational organizations.

The fair value and amortized cost of fixed maturities at December 31, 2013 by contractual maturity were as follows:

	Fair Value	Amortized Cost
	(in millions)
Due in one year or less	$2,241	$2,212
Due after one year through five years	13,769	13,202
Due after five years through ten years	11,743	11,294
Due after ten years	7,674	7,635

	35,427	34,343
Residential mortgage-backed securities	299	277
Commercial mortgage-backed securities	1,365	1,339

	$37,091	$35,959

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

(b)  The components of unrealized appreciation or depreciation, including unrealized other-than-temporary impairment losses, of investments carried at fair value were as follows:

	December 31
	2013	2012
	(in millions)
Fixed maturities
Gross unrealized appreciation	$1,457	$2,704
Gross unrealized depreciation	325	26

	1,132	2,678

Equity securities
Gross unrealized appreciation	756	453
Gross unrealized depreciation	3	34

	753	419

	1,885	3,097
Deferred income tax liability	660	1,084

	$1,225	$2,013

(2)  Invested Assets and Related Income (continued)

The following table summarizes, for all investment securities in an unrealized loss position at December 31, 2013, the aggregate fair value and gross unrealized depreciation, including unrealized other-than-temporary impairment losses, by investment category and length of time that individual securities have continuously been in an unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
	(in millions)
Fixed maturities
Tax exempt	$3,417	$144	$307	$45	$3,724	$189

Taxable
U.S. government and government agency and authority obligations	213	6	35	3	248	9
Corporate bonds	2,526	76	222	12	2,748	88
Foreign government and government agency obligations	1,735	32	75	3	1,810	35
Residential mortgage-backed securities	4	—	14	1	18	1
Commercial mortgage-backed securities	153	1	39	2	192	3

	4,631	115	385	21	5,016	136

Total fixed maturities	8,048	259	692	66	8,740	325

Equity securities	41	3	—	—	41	3

	$8,089	$262	$692	$66	$8,781	$328

At December 31, 2013, approximately 1,160 individual fixed maturities and 10 individual equity securities were in an unrealized loss position. The Corporation does not have the intent to sell and it is not more likely than not that the Corporation will be required to sell these fixed maturities before the securities recover to their amortized cost value. In addition, the Corporation believes that none of the declines in the fair values of these fixed maturities relate to credit losses. The Corporation has the intent and ability to hold the equity securities in an unrealized loss position for a period of time sufficient to allow for the recovery of cost. The Corporation believes that none of the declines in the fair value of these fixed maturities and equity securities were other than temporary at December 31, 2013.

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

(2)  Invested Assets and Related Income (continued)

The change in unrealized appreciation or depreciation of investments carried at fair value, including the change in unrealized other-than-temporary impairment losses, was as follows:

	Years Ended December 31
	2013	2012	2011
	(in millions)
Change in unrealized appreciation of fixed maturities	$(1,546)	$256	$964
Change in unrealized appreciation of equity securities	334	171	(17)

	(1,212)	427	947
Deferred income tax (credit)	(424)	150	331

	$(788)	$277	$616

(c)  The sources of net investment income were as follows:

	Years Ended December 31
	2013	2012	2011
	(in millions)
Fixed maturities	$1,380	$1,465	$1,549
Equity securities	38	40	34
Short term investments	16	18	16
Other	31	33	45

Gross investment income	1,465	1,556	1,644
Investment expenses	49	38	39

	$1,416	$1,518	$1,605

(d)  Realized investment gains and losses were as follows:

	Years Ended December 31
	2013	2012	2011
	(in millions)
Fixed maturities
Gross realized gains	$62	$124	$70
Gross realized losses	(42)	(20)	(39)
Other-than-temporary impairment losses	(2)	(5)	(1)

	18	99	30

Equity securities
Gross realized gains	204	68	74
Gross realized losses	(1)	—	(1)
Other-than-temporary impairment losses	(9)	(40)	(22)

	194	28	51

Other invested assets	190	66	207

	$402	$193	$288

(e)  As of December 31, 2013 and 2012, fixed maturities still held by the Corporation for which a portion of their other-than-temporary impairment losses were recognized in other comprehensive income had cumulative credit-related losses of $20 million and $22 million, respectively, recognized in net income.

(3)  Deferred Policy Acquisition Costs

Policy acquisition costs deferred and the related amortization reflected in operating results were as follows:

	Years Ended December 31
	2013	2012	2011
		(in millions)
Balance, beginning of year	$1,206	$1,210	$1,142

Costs deferred during year
Commissions and brokerage	1,979	1,919	1,910
Premium taxes and assessments	263	247	235
Underwriting and policy issuance costs	271	248	248

	2,513	2,414	2,393
Foreign currency translation effect	(10)	(7)	5
Amortization during year	(2,454)	(2,411)	(2,330)

Balance, end of year	$1,255	$1,206	$1,210

(4)  Property and Equipment

Property and equipment included in other assets were as follows:

	December 31
	2013	2012
	(in millions)
Cost	$501	$517
Accumulated depreciation	243	248

	$258	$269

Depreciation expense related to property and equipment was $55 million, $54 million and $58 million for 2013, 2012, and 2011, respectively.

(5)  Unpaid Losses and Loss Expenses

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

Management believes that the aggregate loss reserves of the P&C Group at December 31, 2013 were adequate to cover claims for losses that had occurred as of that date, including both those known and those yet to be reported. In establishing such reserves, management considers facts currently known and the present state of the law and coverage litigation. However, given the significant uncertainties inherent in the loss reserving process, it is possible that management’s estimate of the ultimate liability for losses that had occurred as of December 31, 2013 may change, which could have a material effect on the Corporation’s results of operations and financial condition.

(5)  Unpaid Losses and Loss Expenses (continued)

(b)  A reconciliation of the beginning and ending liability for unpaid losses and loss expenses, net of reinsurance recoverable, and a reconciliation of the net liability to the corresponding liability on a gross basis is as follows:

	2013	2012	2011
	(in millions)
Gross liability, beginning of year	$23,963	$23,068	$22,718
Reinsurance recoverable, beginning of year	1,941	1,739	1,817

Net liability, beginning of year	22,022	21,329	20,901

Net incurred losses and loss expenses related to
Current year	7,232	8,121	8,174
Prior years	(712)	(614)	(767)

	6,520	7,507	7,407

Net payments for losses and loss expenses related to
Current year	2,150	2,323	2,746
Prior years	4,952	4,493	4,300

	7,102	6,816	7,046

Foreign currency translation effect	(96)	2	67

Net liability, end of year	21,344	22,022	21,329
Reinsurance recoverable, end of year	1,802	1,941	1,739

Gross liability, end of year	$23,146	$23,963	$23,068

Changes in loss reserve estimates are unavoidable because such estimates are subject to the outcome of future events. Loss trends vary and time is required for changes in trends to be recognized and confirmed. During 2013, the P&C Group experienced overall favorable development of $712 million on net unpaid losses and loss expenses established as of the previous year end. This compares with favorable prior year development of $614 million in 2012 and $767 million in 2011. Such favorable development was reflected in operating results in these respective years.

The net favorable development of $712 million in 2013 was due to various factors. Favorable development of about $265 million in the aggregate, including $30 million related to catastrophes, was experienced in the personal and commercial property classes, mostly related to the 2012 and 2011 accident years. The severity and frequency of late developing property claims that emerged during 2013 were lower than expected, including those related to catastrophes, and the development of existing case reserves was more favorable than expected. Overall favorable development of about $260 million was experienced in the professional liability classes other than fidelity. This favorable development was driven by the directors and officers liability and fiduciary liability classes, partially offset by adverse development in the errors and omissions liability and employment practices liability classes. The reported loss activity was less than expected, with aggregate favorable emergence from accident years 2010 and prior. Favorable development of about $160 million in the aggregate was experienced in the personal and commercial liability classes. The most significant favorable development occurred in the excess liability classes, particularly in accident years 2010 and prior. There was some offsetting adverse development in other liability classes, most notably due to $106 million of incurred losses related to asbestos and toxic waste claims in older accident years. Overall, prior period liability claims were lower than expected, particularly the severity of such claims, and the effects of underwriting changes that affected these years have been more positive than expected. Unfavorable development of about $50 million was experienced in the fidelity class due to higher than expected reported loss emergence, related mostly to accident years subsequent to 2007. Favorable development of about $35 million was experienced in the personal automobile business due primarily to more favorable case reserve development and lower severity of prior period claims than expected. Favorable development of about $30 million was experienced in the surety business due to lower than expected loss emergence in recent accident years.

(5)  Unpaid Losses and Loss Expenses (continued)

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

(5)  Unpaid Losses and Loss Expenses (continued)

(c)  The estimation of loss reserves relating to asbestos and toxic waste claims on insurance policies written many years ago is subject to greater uncertainty than other types of claims due to inconsistent court decisions as well as judicial interpretations and legislative actions that in some instances have tended to broaden coverage beyond the original intent of such policies and in others have expanded theories of liability. The insurance industry as a whole is engaged in extensive litigation over coverage, accident year allocation and liability issues and is thus confronted with a continuing uncertainty in its efforts to quantify these exposures.

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

New asbestos claims and new exposures on existing claims have continued despite the fact that usage of asbestos has declined since the mid-1970s. Many claimants were exposed to multiple asbestos products over an extended period of time. As a result, claim filings typically name dozens of defendants. The plaintiffs’ bar has solicited new claimants through extensive advertising and through asbestos medical screenings. A vast majority of asbestos bodily injury claims have been filed by claimants who do not show any signs of asbestos related disease. New asbestos cases are often filed in those jurisdictions with a reputation for judges and juries that are sympathetic to plaintiffs.

Approximately 100 manufacturers and distributors of asbestos products have filed for bankruptcy protection as a result of asbestos related liabilities. A bankruptcy sometimes involves an agreement to a plan between the debtor and its creditors, including the creation of a trust to pay current and future asbestos claimants for their injuries. Although the debtor is negotiating in part with its insurers’ money, insurers are generally given only limited opportunity to be heard. In addition to contributing to the overall number of claims, bankruptcy proceedings not only result in increased settlement demands against remaining solvent defendants, but also create the potential for recoveries from multiple trusts by the same claimant for the same alleged injuries.

There have been some positive legislative and judicial developments in the asbestos environment over the past several years. Various challenges to the mass screening of claimants have been mounted which have led to higher medical evidentiary standards. Also, a number of states have implemented legislative and judicial reforms that focus the courts’ resources on the claims of the most seriously injured. Those who allege serious injury and can present credible evidence of their injuries are receiving priority trial settings in the courts, while those who have not shown any credible disease manifestation are having their hearing dates delayed or placed on an inactive docket, which preserves the right to pursue litigation in the future. Further, a number of key jurisdictions have adopted venue reform that requires plaintiffs to have a connection to the jurisdiction in order to file a complaint. In recognition that many aspects of bankruptcy plans are unfair to certain classes of claimants and to the insurance industry, these plans are being more closely scrutinized by the courts and rejected when appropriate. Finally, a number of jurisdictions have passed or are considering legislation that will require fuller disclosure by plaintiffs of amounts received from asbestos bankruptcy trusts.

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

(5)  Unpaid Losses and Loss Expenses (continued)

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

Significant uncertainty remains as to the ultimate liability of the P&C Group related to asbestos related claims. This uncertainty is due to several factors including the long latency period between asbestos exposure and disease manifestation and the resulting potential for involvement of multiple policy periods for individual claims; plaintiffs’ expanding theories of liability and increased focus on peripheral defendants; the volume of claims by unimpaired plaintiffs and the extent to which they can be precluded from making claims; the volume of claims by severely impaired plaintiffs, such as those with mesothelioma, and the size of settlements and judgments received by those plaintiffs; the volume of claims by plaintiffs suffering from other malignancies such as lung cancer and their ability to establish a causal link between their disease and exposure to asbestos; the efforts by insureds to claim the right to non-products coverage not subject to aggregate limits; the number of insureds seeking bankruptcy protection as a result of asbestos related liabilities; the ability of claimants to bring a claim in a state in which they have no residency or exposure; the impact of the exhaustion of primary limits and the resulting increase in claims on excess liability policies that the P&C Group has issued; inconsistent court decisions and diverging legal interpretations; and the possibility, however remote, of federal legislation that would address the asbestos problem. These significant uncertainties are not likely to be resolved in the near future.

Toxic waste claims relate primarily to pollution and related cleanup costs. The P&C Group’s insureds have two potential areas of exposure: hazardous waste dump sites and pollution at the insured site primarily from underground storage tanks and manufacturing processes.

(5)  Unpaid Losses and Loss Expenses (continued)

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

In establishing toxic waste reserves, the exposure presented by each insured is evaluated. As part of this evaluation, consideration is given to a variety of factors including: the probable liability, available insurance coverage, allocation of potential loss to the appropriate accident year, past settlement values of similar claims, relevant judicial interpretations, applicable coverage defenses as well as facts that are unique to each insured.

Management believes that the loss reserves carried at December 31, 2013 for asbestos and toxic waste claims were adequate. However, given the judicial decisions and legislative actions that have broadened the scope of coverage and expanded theories of liability in the past and the possibilities of similar interpretations in the future, it is possible that the estimate of loss reserves relating to these exposures may increase in future periods as new information becomes available and as claims develop.

(6)  Debt and Credit Arrangements

(a)   Long term debt consisted of the following:

	December 31
	2013	2012
	(in millions)
5.2% notes due April 1, 2013	$—	$275
5.75% notes due May 15, 2018	600	600
6.6% debentures due August 15, 2018	100	100
6.8% debentures due November 15, 2031	200	200
6% notes due May 11, 2037	800	800
6.5% notes due May 15, 2038	600	600
6.375% capital securities due March 29, 2067	1,000	1,000

	$3,300	$3,575

(6)  Debt and Credit Arrangements (continued)

All of the outstanding notes and debentures are unsecured obligations of Chubb. Chubb generally may redeem some or all of the notes and debentures prior to maturity in accordance with the terms of each debt instrument.

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

The amounts of long term debt due annually during the five years subsequent to December 31, 2013 are as follows:

Years Ending December 31	(in millions)
2014	$—
2015	—
2016	—
2017	—
2018	700

(b)  Interest costs of $213 million, $224 million and $245 million were incurred in 2013, 2012 and 2011, respectively. Interest paid was $213 million, $220 million and $244 million in 2013, 2012 and 2011, respectively.

(c)  Chubb has a revolving credit agreement with a syndicate of banks that provides for up to $500 million of unsecured borrowings. The revolving credit facility is available for general corporate purposes. The agreement has a maturity date of September 24, 2017. Various interest rate options are available to Chubb, all of which are based on market interest rates. The agreement contains customary restrictive covenants, including a covenant to maintain a minimum adjusted consolidated shareholders’ equity. At December 31, 2013, Chubb was in compliance with all such covenants. Chubb is permitted to request an increase in the credit available under the agreement, no more than two times per year, up to a maximum facility amount of $750 million. Chubb is permitted to request on two occasions, at any time during the term of the agreement, an extension of the maturity date for an additional one year period. There have been no borrowings under this agreement. On the maturity date of the agreement, any borrowings then outstanding become payable.

(7)  Federal and Foreign Income Tax

(a)  Income tax expense and taxes paid consisted of the following components:

	Years Ended December 31
	2013	2012	2011
	(in millions)
Income tax expense
Current tax
United States	$791	$276	$260
Foreign	91	143	236
Deferred tax, principally United States	10	32	25

	$892	$451	$521

Federal and foreign income taxes paid	$789	$472	$598

Income before federal and foreign income taxes from U.S. operations was $2,766 million, $1,373 million and $1,666 million in 2013, 2012 and 2011, respectively. Income before federal and foreign income taxes from foreign operations was $471 million, $623 million and $533 million in 2013, 2012 and 2011, respectively.

(b)  The effective income tax rate is different than the statutory federal corporate tax rate. The reasons for the different effective tax rate were as follows:

	Years Ended December 31
	2013		2012		2011
	Amount	% of Pre-Tax Income	Amount	% of Pre-Tax Income	Amount	% of Pre-Tax Income
	(in millions)
Income before federal and foreign income tax	$3,237		$1,996		$2,199

Tax at statutory federal income tax rate	$1,133	35.0%	$699	35.0%	$770	35.0%
Tax exempt interest income	(222)	(6.8)	(233)	(11.7)	(243)	(11.0)
Other, net	(19)	(.6)	(15)	(.7)	(6)	(.3)

Federal and foreign income tax	$892	27.6%	$451	22.6%	$521	23.7%

(c)  The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities were as follows:

	December 31
	2013	2012
	(in millions)
Deferred income tax assets
Unpaid losses and loss expenses	$524	$605
Unearned premiums	350	341
Foreign tax credits	867	870
Employee compensation	142	119
Postretirement benefits	95	324
Other-than-temporary impairment losses	291	294

Total	2,269	2,553

Deferred income tax liabilities
Deferred policy acquisition costs	356	341
Unremitted earnings of foreign subsidiaries	970	951
Unrealized appreciation of investments	660	1,084
Other invested assets	184	225
Other, net	52	114

Total	2,222	2,715

Net deferred income tax asset (liability)	$47	$(162)

(7)  Federal and Foreign Income Tax (continued)

Deferred income tax assets were established related to the expected future U.S. tax benefit of losses incurred by a foreign subsidiary of the Corporation. Realization of these deferred tax assets depends on the subsidiary’s ability to generate sufficient taxable income in future periods. A valuation allowance of $13 million and $12 million was recorded at December 31, 2013 and 2012, respectively, to reflect management’s assessment that the realization of a portion of the deferred tax assets is uncertain due to the inability of the foreign subsidiary to generate sufficient taxable income in the near term. Although realization of the remaining deferred tax assets is not assured, management believes it is more likely than not that such deferred tax assets will be realized.

(d)  Chubb and its U.S. subsidiaries file a consolidated federal income tax return with the U.S. Internal Revenue Service (IRS). The Corporation also files income tax returns with various state and foreign tax authorities. The U.S. income tax returns for years prior to 2010 are no longer subject to examination by the IRS. The examination of the U.S. income tax returns for 2010 and 2011 is expected to be completed in 2014. Management does not anticipate any assessments for tax years that remain subject to examination that would have a material effect on the Corporation’s financial position or results of operations.

(8)  Reinsurance

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

Premiums earned and insurance losses and loss expenses are reported net of reinsurance in the consolidated statements of income.

The effect of reinsurance on the premiums written and earned of the P&C Group was as follows:

	Years Ended December 31
	2013	2012	2011
	(in millions)
Direct premiums written	$12,804	$12,647	$12,452
Assumed reinsurance	503	423	398
Ceded reinsurance	(1,083)	(1,200)	(1,092)

Net premiums written	$12,224	$11,870	$11,758

Direct premiums earned	$12,717	$12,596	$12,387
Assumed reinsurance	476	422	365
Ceded reinsurance	(1,127)	(1,180)	(1,108)

Net premiums earned	$12,066	$11,838	$11,644

Ceded losses and loss expenses, which reduce losses and loss expenses incurred, were $400 million, $586 million and $308 million in 2013, 2012, and 2011, respectively.

(9)  Stock-Based Employee Compensation Plans

The Corporation has a stock-based employee compensation plan, The Chubb Corporation Long-Term Incentive Plan. The compensation cost with respect to the plan was $89 million, $84 million and $82 million in 2013, 2012 and 2011, respectively. The total income tax benefit included in net income with respect to the stock-based compensation arrangement was $31 million in 2013 and $29 million in both 2012 and 2011.

As of December 31, 2013, there was $80 million of unrecognized compensation cost related to nonvested awards. That cost is expected to be reflected in operating results over a weighted average period of 1.8 years.

The Long-Term Incentive Plan provides for the granting of restricted stock units, restricted stock, performance units, stock options and other stock-based awards to the Corporation’s employees. The maximum number of shares of Chubb’s common stock with respect to which stock-based awards may be granted under the plan most recently approved by shareholders is 8,650,000 shares. Additional shares of Chubb’s common stock may also become available for grant in connection with the cancellation, forfeiture and/or settlement of awards previously granted. At December 31, 2013, 6,891,434 shares were available for grant.

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

An amount equal to the fair value at the date of grant of restricted stock unit awards and performance unit awards is expensed over the vesting period. The weighted average fair value per share of the restricted stock units granted was $83.75, $68.64 and $60.58 in 2013, 2012 and 2011, respectively. The weighted average fair value per share of the performance units granted was $98.46, $63.38 and $64.34 in 2013, 2012 and 2011, respectively.

Additional information with respect to restricted stock units and performance units is as follows:

	Restricted Stock Units		Performance Units*
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2013	2,418,946	$59.54	973,909	$63.88
Granted	668,754	83.75	408,989	98.46
Vested**	(852,786)	51.42	(500,409)	64.34
Forfeited	(107,267)	63.00	(21,348)	70.58

Nonvested, December 31, 2013	2,127,647	70.23	861,141	79.87

*	The number of shares earned may range from 0% to 200% of the performance units shown in the table above.

**	The performance units earned in 2013 were 132.6% of the vested shares shown in the table, or 663,542 shares.

The total fair value of restricted stock units that vested during 2013, 2012 and 2011 was $72 million, $74 million and $59 million, respectively. The total fair value of performance units that vested during 2013, 2012 and 2011 was $64 million, $70 million and $47 million, respectively.

(9)  Stock-Based Employee Compensation Plans (continued)

Stock Options

Stock options are granted at exercise prices not less than the fair value of Chubb’s common stock on the date of grant. The terms and conditions upon which options become exercisable may vary among grants. Options expire no later than ten years from the date of grant.

An amount equal to the fair value of stock options at the date of grant is expensed over the vesting period. The weighted average fair value per stock option granted during 2013, 2012 and 2011 was $14.95, $11.95 and $11.55, respectively. The fair value of each stock option was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2013	2012	2011
Risk-free interest rate	.9%	1.0%	2.4%
Expected volatility	24.4%	24.6%	24.2%
Dividend yield	2.1%	2.4%	2.6%
Expected average term (in years)	5.5	5.5	5.5

Additional information with respect to stock options is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding, January 1, 2013	520,575	$40.24
Granted	71,903	83.89
Exercised	(317,256)	32.48
Forfeited	(23,535)	39.94

Outstanding, December 31, 2013	251,687	62.52	6.6	$9

Exercisable, December 31, 2013	127,475	48.93	4.7	6

The total intrinsic value of the stock options exercised during 2013, 2012 and 2011 was $16 million, $40 million and $35 million, respectively. The Corporation received cash of $10 million, $47 million and $53 million during 2013, 2012 and 2011, respectively, from the exercise of stock options. The tax benefit realized with respect to the exercise of stock options was $5 million, $13 million and $11 million during 2013, 2012 and 2011, respectively.

(10) Employee Benefits

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

The funded status of the pension and other postretirement benefit plans at December 31, 2013 and 2012 was as follows:

	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
	(in millions)
Benefit obligation, beginning of year	$2,894	$2,494	$470	$454
Service cost	95	88	13	12
Interest cost	125	124	19	20
Actuarial loss (gain)	(261)	256	(97)	(4)
Benefits paid	(75)	(74)	(11)	(12)
Foreign currency translation effect	(1)	6	—	—

Benefit obligation, end of year	2,777	2,894	394	470
Plan assets at fair value	2,717	2,305	130	96

Funded status at end of year, included in other liabilities	$60	$589	$264	$374

Net actuarial loss (gain) and prior service cost included in accumulated other comprehensive income that were not yet recognized as components of net benefit costs at December 31, 2013 and 2012 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
	(in millions)
Net actuarial loss (gain)	$396	$989	$(13)	$108
Prior service cost	16	18	1	—

	$412	$1,007	$(12)	$108

(10) Employee Benefits (continued)

The accumulated benefit obligation for the pension plans was $2,381 million and $2,479 million at December 31, 2013 and 2012, respectively. The accumulated benefit obligation is the present value of pension benefits earned as of the measurement date based on employee service and compensation prior to that date. It differs from the pension benefit obligation in the table on the previous page in that the accumulated benefit obligation includes no assumptions regarding future compensation levels.

The weighted average assumptions used to determine the benefit obligations were as follows:

	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
Discount rate	5.2%	4.4%	5.2%	4.4%
Rate of compensation increase	4.5	4.5	—	—

The Corporation made pension plan contributions of $74 million and $98 million during 2013 and 2012, respectively. The Corporation made other postretirement benefit plan contributions of $10 million during both 2013 and 2012.

The components of net pension and other postretirement benefit costs reflected in net income and other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Pension Benefits			Other Postretirement Benefits
	2013	2012	2011	2013	2012	2011
	(in millions)
Costs reflected in net income
Service cost	$95	$88	$79	$13	$12	$11
Interest cost	125	124	120	19	20	22
Expected return on plan assets	(165)	(155)	(140)	(7)	(6)	(5)
Amortization of net actuarial loss and prior service cost and other	90	80	68	3	3	3

	$145	$137	$127	$28	$29	$31

Changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial loss (gain)	$(505)	$139	$355	$(117)	$(11)	$45
Amortization of net actuarial loss and prior service cost and other	(90)	(80)	(68)	(3)	(3)	(3)

	$(595)	$59	$287	$(120)	$(14)	$42

The estimated aggregate net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net benefit costs during 2014 for the pension and other postretirement benefit plans is $34 million.

The weighted average assumptions used to determine net pension and other postretirement benefit costs were as follows:

	Pension Benefits			Other Postretirement Benefits
	2013	2012	2011	2013	2012	2011
Discount rate	4.4%	5.0%	5.75%	4.4%	5.0%	5.75%
Rate of compensation increase	4.5	4.5	4.5	—	—	—
Expected long term rate of return on plan assets	7.5	7.75	7.75	7.5	7.75	7.75

(10) Employee Benefits (continued)

The weighted average health care cost trend rate assumptions used to measure the expected cost of medical benefits were as follows:

	December 31
	2013	2012
Health care cost trend rate for next year	7.6%	7.9%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5	4.5
Year that the rate reaches the ultimate trend rate	2028	2028

The health care cost trend rate assumption has a significant effect on the amount of the accumulated other postretirement benefit obligation and the net other postretirement benefit cost reported. To illustrate, a one percent increase in the trend rate for each year would increase the accumulated other postretirement benefit obligation at December 31, 2013 by approximately $67 million and the aggregate of the service and interest cost components of net other postretirement benefit cost for the year ended December 31, 2013 by approximately $6 million. A one percent decrease in the trend rate for each year would decrease the accumulated other postretirement benefit obligation at December 31, 2013 by approximately $53 million and the aggregate of the service and interest cost components of net other postretirement benefit cost for the year ended December 31, 2013 by approximately $5 million.

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

The fair values of the pension plan assets were as follows:

	December 31
	2013	2012
	(in millions)
Short term investments	$37	$33

Fixed maturities
U.S. government and government agency and authority obligations	224	239
Corporate bonds	371	321
Foreign government and government agency obligations	104	80
Mortgage-backed securities	217	174

Total fixed maturities	916	814

Equity securities	1,718	1,404
Other assets	46	54

	$2,717	$2,305

At December 31, 2013 and 2012, pension plan assets invested in pooled funds had a fair value of $1,425 million and $1,200 million, respectively.

At December 31, 2013 and 2012, other postretirement benefit plan assets were invested in pooled funds and had a fair value of $130 million and $96 million, respectively.

(10) Employee Benefits (continued)

The estimated benefits expected to be paid in each of the next five years and in the aggregate for the following five years are as follows:

Years Ending December 31	Pension Benefits	Other Postretirement Benefits
	(in millions)
2014	$99	$12
2015	104	13
2016	114	15
2017	149	16
2018	130	18
2019-2023	803	114

(b)  The Corporation has a defined contribution benefit plan, the Capital Accumulation Plan, in which substantially all employees are eligible to participate. Under this plan, the employer makes an annual matching contribution equal to 100% of each eligible employee’s pre-tax elective contributions, up to 4% of the employee’s eligible compensation. Contributions are invested at the election of the employee in Chubb’s common stock or in various other investment funds. The expense recognized with respect to the plan was $29 million, $26 million and $27 million in 2013, 2012 and 2011, respectively.

(11)  Comprehensive Income

Comprehensive income is defined as all changes in shareholders’ equity, except those arising from transactions with shareholders. Comprehensive income includes net income and other comprehensive income or loss, which for the Corporation consists of changes in unrealized appreciation or depreciation of investments carried at fair value, changes in unrealized other-than-temporary impairment losses of fixed maturities, changes in postretirement benefit costs not yet recognized in net income and changes in foreign currency translation gains or losses.

The components of other comprehensive income or loss were as follows:

	Years Ended December 31
	2013			2012			2011
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
				(in millions)
Net unrealized holding gains (losses) arising during the year	$(1,000)	$(350)	$(650)	$556	$195	$361	$1,029	$359	$670
Unrealized other-than-temporary impairment losses arising during the year	—	—	—	(2)	(1)	(1)	(1)	—	(1)
Reclassification adjustment for net realized gains included in net income	212	74	138	127	44	83	81	28	53

Net unrealized gains (losses) recognized in other comprehensive income or loss	(1,212)	(424)	(788)	427	150	277	947	331	616

Postretirement benefit gain (loss) not yet recognized in net income arising during the year	622	218	404	(128)	(45)	(83)	(400)	(140)	(260)
Reclassification adjustment for the amortization of net actuarial loss and prior service cost included in net income (a)	(93)	(33)	(60)	(83)	(30)	(53)	(71)	(26)	(45)

Net change in postretirement benefit costs not yet recognized in net income	715	251	464	(45)	(15)	(30)	(329)	(114)	(215)

Foreign currency translation gains (losses)	(111)	(39)	(72)	(16)	(5)	(11)	6	2	4

Total other comprehensive income (loss)	$(608)	$(212)	$(396)	$366	$130	$236	$624	$219	$405

(a)	Postretirement benefit costs recognized in net income during the period are included among several of the loss and expense components presented in the consolidated statements of income.

(12)  Commitments and Contingent Liabilities

(a)  Chubb Financial Solutions (CFS), a wholly owned subsidiary of Chubb, participated in derivative financial instruments and has been in runoff since 2003. At December 31, 2013, CFS’s remaining derivative contracts were insignificant.

CFS’s aggregate exposure, or retained risk, from its derivative contracts is referred to as notional amount. Notional amounts are used to calculate the exchange of contractual cash flows and are not necessarily representative of the potential for gain or loss. Notional amounts are not recorded on the balance sheet. The notional amount of future obligations under CFS’s derivative contracts at December 31, 2013 and 2012 was approximately $80 million and $90 million, respectively.

Future obligations with respect to the derivative contracts are carried at fair value at the balance sheet date and are included in other liabilities. The fair value of future obligations under CFS’s derivative contracts at both December 31, 2013 and 2012 was approximately $2 million.

(b)  A property and casualty insurance subsidiary issued a reinsurance contract to an insurer that provides financial guarantees on debt obligations. At December 31, 2013, the aggregate principal commitments related to this contract for which the subsidiary was contingently liable amounted to approximately $380 million. These commitments expire by 2023.

(c)  The Corporation occupies office facilities under lease agreements that expire at various dates through 2029; such leases are generally renewed or replaced by other leases. Most facility leases contain renewal options for increments ranging from two to ten years. The Corporation also leases data processing, office and transportation equipment. All leases are operating leases.

Rent expense was as follows:

	Years Ended December 31
	2013	2012	2011
	(in millions)
Office facilities	$71	$71	$73
Equipment	13	11	10

	$84	$82	$83

At December 31, 2013, future minimum rental payments required under non-cancellable operating leases were as follows:

Years Ending December 31	(in millions)
2014	$67
2015	59
2016	47
2017	37
2018	32
After 2018	74

$316

(d)  The Corporation had commitments totaling $660 million at December 31, 2013 to fund limited partnership investments. These commitments can be called by the partnerships (generally over a period of 5 years or less) to fund certain partnership expenses or the purchase of investments.

(13)  Segments Information

The principal business of the Corporation is the sale of property and casualty insurance. The profitability of the property and casualty insurance business depends on the results of both underwriting operations and investments, which are viewed as two distinct operations. The underwriting operations are managed and evaluated separately from the investment function.

The P&C Group underwrites most lines of property and casualty insurance. Underwriting operations consist of four separate business units: personal insurance, commercial insurance, specialty insurance and reinsurance assumed. The personal segment targets the personal insurance market. The personal classes include automobile, homeowners and other personal coverages. The commercial segment includes those classes of business that are generally available in broad markets and are of a more commodity nature. Commercial classes include multiple peril, casualty, workers’ compensation and property and marine. The specialty segment includes those classes of business that are available in more limited markets since they require specialized underwriting and claim settlement. Specialty classes include professional liability coverages and surety. The reinsurance assumed business has been in runoff since the transfer of the ongoing reinsurance assumed business to a reinsurance company in 2005.

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

(13)  Segments Information (continued)

Revenues, income before income tax and assets of each operating segment were as follows:

	Years Ended December 31
	2013	2012	2011
	(in millions)
Revenues
Property and casualty insurance
Premiums earned
Personal insurance	$4,214	$4,024	$3,917
Commercial insurance	5,237	5,144	4,945
Specialty insurance	2,618	2,666	2,769

Total insurance	12,069	11,834	11,631
Reinsurance assumed	(3)	4	13

	12,066	11,838	11,644
Investment income	1,436	1,518	1,598

Total property and casualty insurance	13,502	13,356	13,242
Corporate and other	43	46	55
Realized investment gains, net	402	193	288

Total revenues	$13,947	$13,595	$13,585

Income (loss) before income tax
Property and casualty insurance
Underwriting
Personal insurance	$509	$192	$47
Commercial insurance	692	44	1
Specialty insurance	406	262	427

Total insurance	1,607	498	475
Reinsurance assumed	9	47	36

	1,616	545	511
Increase in deferred policy acquisition costs	59	3	63

Underwriting income	1,675	548	574
Investment income	1,391	1,482	1,562
Other income	6	10	21

Total property and casualty insurance	3,072	2,040	2,157
Corporate and other	(237)	(237)	(246)
Realized investment gains, net	402	193	288

Total income before income tax	$3,237	$1,996	$2,199

	December 31
	2013	2012	2011
	(in millions)
Assets
Property and casualty insurance	$48,278	$49,441	$48,017
Corporate and other	2,248	2,830	2,513
Adjustments and eliminations	(93)	(87)	(85)

Total assets	$50,433	$52,184	$50,445

(13)  Segments Information (continued)

The international business of the property and casualty insurance segments is conducted primarily through subsidiaries that operate solely outside of the United States. Their assets and liabilities are located principally in the countries where the insurance risks are written. International business is also written by branch offices of a U.S. subsidiary.

Revenues of the P&C Group by geographic area were as follows:

	Years Ended December 31
	2013	2012	2011
	(in millions)
Revenues
United States	$10,205	$9,996	$9,831
International	3,297	3,360	3,411

Total	$13,502	$13,356	$13,242

(14)  Fair Values of Financial Instruments

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

(ii)  Fair values of fixed maturities are determined by management, utilizing prices obtained from a third party, nationally recognized pricing service or, in the case of securities for which prices are not provided by a pricing service, from third party brokers. For fixed maturities that have quoted prices in active markets, market quotations are provided. For fixed maturities that do not trade on a daily basis, the pricing service and brokers provide fair value estimates using a variety of inputs including, but not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, reference data, prepayment rates and measures of volatility. Management reviews on an ongoing basis the reasonableness of the methodologies used by the relevant pricing service and brokers. In addition, management, using the prices received for the securities from the pricing service and brokers, determines the aggregate portfolio price performance and reviews it against applicable indices. If management believes that significant discrepancies exist, it will discuss these with the relevant pricing service or broker to resolve the discrepancies.

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

(14)  Fair Values of Financial Instruments (continued)

The carrying values and fair values of financial instruments were as follows:

	December 31
	2013		2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Assets
Invested assets
Short term investments	$2,114	$2,114	$2,528	$2,528
Fixed maturities (Note 2)	37,091	37,091	38,076	38,076
Equity securities	1,810	1,810	1,663	1,663
Other invested assets	—	—	46	46
Liabilities
Long term debt (Note 6)	3,300	3,806	3,575	4,372

At December 31, 2013 and 2012, a pricing service provided fair value amounts for approximately 99% of the Corporation’s fixed maturities. The prices obtained from a pricing service and brokers generally are non-binding, but are reflective of current market transactions in the applicable financial instruments.

At December 31, 2013 and 2012, the Corporation held an insignificant amount of financial instruments in its investment portfolio for which a lack of market liquidity impacted the determination of fair value.

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

The fair value of financial instruments categorized based upon the lowest level of input that was significant to the fair value measurement was as follows:

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Short term investments	$399	$1,715	$—	$2,114

Fixed maturities
Tax exempt	—	18,416	5	18,421

Taxable
U.S. government and government agency and authority obligations	—	802	—	802
Corporate bonds	—	9,179	135	9,314
Foreign government and government agency obligations	—	6,881	9	6,890
Residential mortgage-backed securities	—	293	6	299
Commercial mortgage-backed securities	—	1,345	20	1,365

	—	18,500	170	18,670

Total fixed maturities	—	36,916	175	37,091

Equity securities	1,803	—	7	1,810

	$2,202	$38,631	$182	$41,015

Liabilities
Long term debt	$—	$3,806	$—	$3,806

(14)  Fair Values of Financial Instruments (continued)

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Short term investments	$182	$2,346	$—	$2,528

Fixed maturities
Tax exempt	—	19,907	6	19,913

Taxable
U.S. government and government agency and authority obligations	—	1,039	—	1,039
Corporate bonds	—	7,779	158	7,937
Foreign government and government agency obligations	—	7,008	—	7,008
Residential mortgage-backed securities	—	446	9	455
Commercial mortgage-backed securities	—	1,724	—	1,724

	—	17,996	167	18,163

Total fixed maturities	—	37,903	173	38,076

Equity securities	1,655	—	8	1,663
Other invested assets	—	—	46	46

	$1,837	$40,249	$227	$42,313

Liabilities
Long term debt	$—	$4,372	$—	$4,372

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

Based on the fair value hierarchy, the fair value of the Corporation’s pension plan assets categorized based upon the lowest level of input that was significant to the fair value measurement was as follows:

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Short term investments	$—	$37	$—	$37

Fixed maturities
U.S. government and government agency and authority obligations	—	224	—	224
Corporate bonds	—	370	1	371
Foreign government and government agency obligations	—	104	—	104
Mortgage-backed securities	—	211	6	217

Total fixed maturities	—	909	7	916

Equity securities	573	1,145	—	1,718
Other assets	21	14	11	46

	$594	$2,105	$18	$2,717

(14)  Fair Values of Financial Instruments (continued)

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in millions)
Short term investments	$—	$33	$—	$33

Fixed maturities
U.S. government and government agency and authority obligations	—	238	1	239
Corporate bonds	—	321	—	321
Foreign government and government agency obligations	—	79	1	80
Mortgage-backed securities	—	174	—	174

Total fixed maturities	—	812	2	814

Equity securities	457	947	—	1,404
Other assets	29	9	16	54

	$486	$1,801	$18	$2,305

The fair value of the Corporation’s other postretirement benefit plan assets was $130 million and $96 million at December 31, 2013 and 2012, respectively. Based on the fair value hierarchy, the fair value of these assets was categorized as Level 1 based upon the lowest level of input that was significant to the fair value measurement.

(15)  Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average shares outstanding during the year. The computation of diluted earnings per share reflects the potential dilutive effect, using the treasury stock method, of outstanding awards under stock-based employee compensation plans.

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31
	2013	2012	2011
	(in millions except for per share amounts)
Basic earnings per share:
Net income	$2,345	$1,545	$1,678

Weighted average shares outstanding	258.2	269.5	289.3

Basic earnings per share	$9.08	$5.73	$5.80

Diluted earnings per share:
Net income	$2,345	$1,545	$1,678

Weighted average shares outstanding	258.2	269.5	289.3
Additional shares from assumed issuance of shares under stock-based compensation awards	1.2	1.9	2.1

Weighted average shares and potential shares assumed outstanding for computing diluted earnings per share	259.4	271.4	291.4

Diluted earnings per share	$9.04	$5.69	$5.76

(16)  Shareholders’ Equity

(a)  The authorized but unissued preferred shares may be issued in one or more series and the shares of each series shall have such rights as fixed by the Board of Directors.

(b)  The activity of Chubb’s common stock was as follows:

	Years Ended December 31
	2013	2012	2011
	(number of shares)
Common stock issued
Balance, beginning and end of year	371,980,460	371,980,460	371,980,460

Treasury stock
Balance, beginning of year	110,217,445	99,519,509	74,707,547
Repurchase of shares	14,887,701	13,094,640	27,582,889
Share activity under stock-based employee compensation plans	(1,431,177)	(2,396,704)	(2,770,927)

Balance, end of year	123,673,969	110,217,445	99,519,509

Common stock outstanding, end of year	248,306,491	261,763,015	272,460,951

(c)  As of December 31, 2013, $107 million remained under the share repurchase authorization that was approved by the Board of Directors on January 31, 2013. On January 30, 2014, the Board of Directors authorized the repurchase of up to $1.5 billion of Chubb’s common stock. These authorizations have no expiration date.

(d)  The property and casualty insurance subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). For such subsidiaries, statutory accounting practices differ in certain respects from GAAP.

A comparison of shareholders’ equity on a GAAP basis and policyholders’ surplus on a statutory basis is as follows:

	December 31
	2013		2012
	GAAP	Statutory	GAAP	Statutory
	(in millions)
P&C Group	$17,398	$15,024	$16,833	$14,117

Corporate and other	(1,301)		(1,006)

	$16,097		$15,827

A comparison of GAAP and statutory net income (loss) is as follows:

	Years Ended December 31
	2013		2012		2011
	GAAP	Statutory	GAAP	Statutory	GAAP	Statutory
	(in millions)
P&C Group	$2,480	$2,485	$1,791	$1,936	$1,915	$1,824

Corporate and other	(135)		(246)		(237)

	$2,345		$1,545		$1,678

(16)  Shareholders’ Equity (continued)

At December 31, 2013, the aggregate statutory capital and surplus of the property and casualty insurance subsidiaries was $15.0 billion, of which $14.7 billion related to Federal Insurance Company (Federal). Federal is a direct subsidiary of Chubb and is the direct or indirect parent of most of Chubb’s other insurance subsidiaries. A risk-based capital formula is used by U.S. state regulatory authorities to identify insurance companies that may be undercapitalized and that may merit regulatory attention. The risk-based capital requirement level is calculated as two times the authorized control level risk-based capital and is the level at or below which company or state regulatory action would be required. At December 31, 2013, the risk-based capital requirement level for Federal was $4.9 billion.

(e)  As a holding company, Chubb’s ability to continue to pay dividends to shareholders and to satisfy its obligations, including the payment of interest and principal on debt obligations, relies on the availability of liquid assets, which is dependent in large part on the dividend paying ability of its property and casualty insurance subsidiaries. The Corporation’s property and casualty insurance subsidiaries are subject to laws and regulations in the jurisdictions in which they operate that restrict the amount of dividends they may pay without the prior approval of regulatory authorities. The restrictions are generally based on net income and on certain levels of policyholders’ surplus as determined in accordance with statutory accounting practices. Dividends in excess of such thresholds are considered “extraordinary” and require prior regulatory approval. During 2013, these subsidiaries paid dividends of $1.6 billion to Chubb.

The maximum dividend distribution that may be made by the property and casualty insurance subsidiaries to Chubb during 2014 without prior regulatory approval is approximately $2.0 billion.

QUARTERLY FINANCIAL DATA

Summarized unaudited quarterly financial data for 2013 and 2012 are shown below. In management’s opinion, the interim financial data contain all adjustments, consisting of normal recurring items, necessary to present fairly the results of operations for the interim periods.

	Three Months Ended
	March 31		June 30		September 30		December 31
	2013	2012	2013	2012	2013	2012	2013	2012(a)
	(in millions except for per share amounts)
Revenues	$3,517	$3,410	$3,551	$3,423	$3,403	$3,362	$3,476	$3,400
Losses and expenses	2,601	2,731	2,755	2,896	2,664	2,635	2,690	3,337
Federal and foreign income tax (credit)	260	173	217	123	198	194	217	(39)

Net income	$656	$506	$579	$404	$541	$533	$569	$102

Basic earnings per share	$2.49	$1.85	$2.22	$1.49	$2.11	$1.99	$2.25	$.39

Diluted earnings per share	$2.48	$1.83	$2.21	$1.48	$2.10	$1.98	$2.24	$.38

Underwriting ratios
Losses to premiums earned	52.3%	58.0%	56.7%	62.5%	53.0%	53.8%	54.7%	80.3%
Expenses to premiums written	32.3	32.2	32.1	31.3	32.7	32.5	30.8	30.9

Combined	84.6%	90.2%	88.8%	93.8%	85.7%	86.3%	85.5%	111.2%

(a)	In the fourth quarter of 2012, revenues were reduced by reinsurance reinstatement premium costs of $53 million and losses and expenses included net losses of $829 million related to Storm Sandy. Net income for the quarter was reduced by $573 million, or $2.15 of diluted earnings per share ($2.16 of basic earnings per share), for the after–tax effect of the net costs. Excluding the impact of Storm Sandy, the losses to premiums earned ratio was 50.9%, the expenses to premiums written ratio was 30.4% and the combined ratio was 81.3%.

THE CHUBB CORPORATION

Schedule I

CONSOLIDATED SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES

(in millions)

December 31, 2013

Type of Investment	Cost or Amortized Cost	Fair Value	Amount at Which Shown in the Balance Sheet

Short term investments	$2,114	$2,114	$2,114

Fixed maturities

United States Government and government agencies and authorities	401	414	414

States, municipalities and political subdivisions	18,191	18,809	18,809

Foreign government and government agencies	6,719	6,890	6,890

Public utilities	1,186	1,273	1,273

All other corporate bonds	7,846	8,041	8,041

Residential mortgage-backed securities	277	299	299

Commercial mortgage-backed securities	1,339	1,365	1,365

Total fixed maturities	35,959	37,091	37,091

Equity securities

Common stocks

Public utilities	114	170	170

Banks, trusts and insurance companies	88	156	156

Industrial, miscellaneous and other	846	1,468	1,468

Total common stocks	1,048	1,794	1,794

Non-redeemable preferred stocks	9	16	16

Total equity securities	1,057	1,810	1,810

Other invested assets	1,598	1,598	1,598

Total invested assets	$40,728	$42,613	$42,613

THE CHUBB CORPORATION

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS — PARENT COMPANY ONLY

(in millions)

December 31

	2013	2012
Assets
Invested Assets
Short Term Investments	$856	$941
Taxable Fixed Maturities (cost $1,095 and $1,273)	1,110	1,309
Equity Securities (cost $ — and $176)	2	215
Other Invested Assets	—	46

TOTAL INVESTED ASSETS	1,968	2,511
Investment in Consolidated Subsidiaries	17,455	16,900
Other Assets	165	190

TOTAL ASSETS	$19,588	$19,601

Liabilities
Long Term Debt	$3,300	$3,575
Dividend Payable to Shareholders	110	108
Accrued Expenses and Other Liabilities	81	91

TOTAL LIABILITIES	3,491	3,774

Shareholders’ Equity
Preferred Stock — Authorized 8,000,000 Shares; $1 Par Value; Issued — None	—	—
Common Stock — Authorized 1,200,000,000 Shares; $1 Par Value; Issued 371,980,460 Shares	372	372
Paid-In Surplus	171	178
Retained Earnings	21,902	20,009
Accumulated Other Comprehensive Income	1,035	1,431
Treasury Stock, at Cost — 123,673,969 and 110,217,445 Shares	(7,383)	(6,163)

TOTAL SHAREHOLDERS’ EQUITY	16,097	15,827

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,588	$19,601

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

THE CHUBB CORPORATION

Schedule II

(continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF INCOME — PARENT COMPANY ONLY

(in millions)

Years Ended December 31

	2013	2012	2011
Revenues
Investment Income	$29	$38	$46
Other Revenues	6	—	—
Realized Investment Gains (Losses), Net	99	(6)	9

TOTAL REVENUES	134	32	55

Expenses
Corporate Expenses	262	268	285
Investment Expenses	4	2	3
Other Expenses	8	—	—

TOTAL EXPENSES	274	270	288

Loss before Federal and Foreign Income Tax and Equity in Net Income of Consolidated Subsidiaries	(140)	(238)	(233)

Federal and Foreign Income Tax	—	4	1

Loss before Equity in Net Income of Consolidated Subsidiaries	(140)	(242)	(234)

Equity in Net Income of Consolidated Subsidiaries	2,485	1,787	1,912

NET INCOME	2,345	1,545	1,678
Other Comprehensive Income (Loss), Net of Tax	(396)	236	405

COMPREHENSIVE INCOME	$1,949	$1,781	$2,083

Chubb and its U.S. subsidiaries file a consolidated federal income tax return. The federal income tax provision represents an allocation under the Corporation’s tax allocation agreements.

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

THE CHUBB CORPORATION

Schedule II

(continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS — PARENT COMPANY ONLY

(in millions)

Years Ended December 31

	2013	2012	2011
Cash Flows from Operating Activities
Net Income	$2,345	$1,545	$1,678
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities
Equity in Net Income of Consolidated Subsidiaries	(2,485)	(1,787)	(1,912)
Realized Investment Losses (Gains), Net	(99)	6	(9)
Other, Net	21	57	(28)

NET CASH USED IN OPERATING ACTIVITIES	(218)	(179)	(271)

Cash Flows from Investing Activities
Proceeds from Fixed Maturities
Sales	227	24	2
Maturities, Calls and Redemptions	150	673	456
Proceeds from Sales of Equity Securities	296	—	9
Purchases of Fixed Maturities	(198)	(1,046)	(257)
Investments in Other Invested Assets, Net	22	—	—
Decrease (Increase) in Short Term Investments, Net	85	89	(219)
Dividends Received from Consolidated Insurance Subsidiaries	1,564	1,760	2,700
Distributions Received from Consolidated Non-Insurance Subsidiaries	1	1	1
Other, Net	46	1	56

NET CASH PROVIDED BY INVESTING ACTIVITIES	2,193	1,502	2,748

Cash Flows from Financing Activities
Repayment of Long Term Debt	(275)	—	(400)
Proceeds from Issuance of Common Stock Under Stock-Based Employee Compensation Plans	38	74	80
Repurchase of Shares	(1,288)	(959)	(1,707)
Dividends Paid to Shareholders	(450)	(438)	(450)

NET CASH USED IN FINANCING ACTIVITIES	(1,975)	(1,323)	(2,477)

Net Increase in Cash	—	—	—
Cash at Beginning of Year	—	—	—

CASH AT END OF YEAR	$—	$—	$—

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

In 2013, Chubb exchanged its holdings of common stock and warrants of Alterra Capital Holdings Limited, with a cost basis of $177 million and a carrying value of $63 million, respectively, for common stock of Markel Corporation, valued at $226 million, and cash of $98 million, as a result of a business combination. The noncash portions of the transaction have been excluded from the statement of cash flows.

THE CHUBB CORPORATION

Schedule III

CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION

(in millions)

	December 31			Year Ended December 31
Segment	Deferred Policy Acquisition Costs	Unpaid Losses	Unearned Premiums	Premiums Earned	Net Investment Income (a)	Insurance Losses	Amortization of Deferred Policy Acquisition Costs	Other Insurance Operating Costs and Expenses (b)	Premiums Written
2013

Property and Casualty Insurance
Personal	$505	$2,235	$2,216	$4,214		$2,224	$982	$465	$4,322
Commercial	493	13,147	2,792	5,237		2,891	970	665	5,273
Specialty	257	7,307	1,412	2,618		1,417	502	287	2,633
Reinsurance Assumed	—	457	3	(3)		(12)	—	—	(4)
Investments					$1,391

	$1,255	$23,146	$6,423	$12,066	$1,391	$6,520	$2,454	$1,417	$12,224

2012

Property and Casualty Insurance
Personal	$477	$2,493	$2,133	$4,024		$2,417	$942	$458	$4,125
Commercial	477	13,288	2,794	5,144		3,512	970	620	5,174
Specialty	252	7,622	1,429	2,666		1,622	499	293	2,568
Reinsurance Assumed	—	560	5	4		(44)	—	1	3
Investments					$1,482

	$1,206	$23,963	$6,361	$11,838	$1,482	$7,507	$2,411	$1,372	$11,870

2011

Property and Casualty Insurance
Personal	$466	$2,241	$2,048	$3,917		$2,508	$900	$436	$3,977
Commercial	475	12,422	2,746	4,945		3,366	929	617	5,051
Specialty	269	7,677	1,519	2,769		1,558	501	278	2,720
Reinsurance Assumed	—	728	9	13		(25)	—	2	10
Investments					$1,562

	$1,210	$23,068	$6,322	$11,644	$1,562	$7,407	$2,330	$1,333	$11,758

(a)	Property and casualty assets are available for payment of losses and expenses for all classes of business; therefore, such assets and the related investment income have not been allocated to the underwriting segments.

(b)	Other insurance operating costs and expenses does not include other income and charges.

THE CHUBB CORPORATION

EXHIBITS INDEX

(Item 15(a))

Exhibit Number	Description
— Articles of incorporation and by-laws
3.1	Restated Certificate of Incorporation incorporated by reference to Exhibit (3) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
3.2	Certificate of Amendment to the Restated Certificate of Incorporation incorporated by reference to Exhibit (3) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.
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

10.3	The Chubb Corporation Long-Term Incentive Plan (2009) incorporated by reference to Exhibit 99.1 of the registrant’s registration statement on Form S-8 filed on April 28, 2009 (File No. 333-158841).
10.4

Form of Performance Unit Award Agreement under The Chubb Corporation Long-Term Incentive Plan (2009) incorporated by reference to Exhibit (10.2) of the registrant’s Current Report on Form 8-K filed on February 28, 2012.

10.5

Form of Performance Unit Award Agreement under The Chubb Corporation Long-Term Incentive Plan (2009) incorporated by reference to Exhibit (10.6) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

10.6

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

10.14

Form of Non-Statutory Stock Option Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004) (three year vesting schedule) incorporated by reference to Exhibit (10.7) of the registrant’s Current Report on Form 8-K filed on March 9, 2005.

10.15

Form of Non-Statutory Stock Option Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004) (four year vesting schedule) incorporated by reference to Exhibit (10.8) of the registrant’s Current Report on Form 8-K filed on March 9, 2005.

10.16

The Chubb Corporation Long-Term Stock Incentive Plan for Non-Employee Directors (2004) incorporated by reference to Annex C of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders held on April 27, 2004.

10.17

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

10.19

The Chubb Corporation Long-Term Stock Incentive Plan (2000) incorporated by reference to Exhibit A of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders held on April 25, 2000.

10.20	The Chubb Corporation Asset Managers Incentive Compensation Plan (2005) incorporated by reference to Exhibit (10.1) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.21

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

10.23	The Chubb Corporation Key Employee Deferred Compensation Plan (2005) incorporated by reference to Exhibit (10.9) of the registrant’s Current Report on Form 8-K filed on March 9, 2005.

Exhibit Number	Description
10.24

Amendment One to The Chubb Corporation Key Employee Deferred Compensation Plan (2005) incorporated by reference to Exhibit (10.1) of the registrant’s Current Report on Form 8-K filed on September 12, 2005.

10.25

Amendment No. 2 to The Chubb Corporation Key Employee Deferred Compensation Plan (2005) incorporated by reference to Exhibit (10.20) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.26

Amendment No. 3 to The Chubb Corporation Key Employee Deferred Compensation Plan (2005) incorporated by reference to Exhibit (10.32) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012.

10.27	The Chubb Corporation Executive Deferred Compensation Plan incorporated by reference to Exhibit (10) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.
10.28	The Chubb Corporation Deferred Compensation Plan for Directors, as amended, incorporated by reference to Exhibit (10.1) of the registrant’s Current Report on Form 8-K filed on December 11, 2006.
10.29

Amendment No. 1 to The Chubb Corporation Deferred Compensation Plan for Directors, incorporated by reference to Exhibit (10.23) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.30	Corporate Aircraft Policy incorporated by reference to Exhibit (10.12) of the registrant’s Current Report on Form 8-K filed on March 9, 2005.
10.31

Post-Employment Health Policy of The Chubb Corporation (and its subsidiaries) incorporated by reference to Exhibit (10.37) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012.

10.32	The Chubb Corporation Estate Enhancement Program incorporated by reference to Exhibit (10.1) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
10.33

The Chubb Corporation Estate Enhancement Program for Non-Employee Directors incorporated by reference to Exhibit (10.2) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.34

Employment Agreement, dated as of January 21, 2003, between The Chubb Corporation and John D. Finnegan, incorporated by reference to Exhibit (10.1) of the registrant’s Current Report on Form 8-K filed on January 21, 2003.

10.35

Amendment, dated as of December 1, 2003, to Employment Agreement, dated as of January 21, 2003, between The Chubb Corporation and John D. Finnegan, incorporated by reference to Exhibit (10.1) of the registrant’s Current Report on Form 8-K filed on December 2, 2003.

10.36

Amendment No. 2, dated as of September 4, 2008, to Employment Agreement, dated as of January 21, 2003, between The Chubb Corporation and John D. Finnegan, incorporated by reference to Exhibit (10.34) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.37

Amendment No. 3, dated as of February 23, 2012, to Employment Agreement, dated as of January 21, 2003, between The Chubb Corporation and John D. Finnegan, incorporated by reference to Exhibit (10.3) of the registrant’s Current Report on Form 8-K filed on February 28, 2012.

10.38

Change in Control Employment Agreement, dated as of January 21, 2003, between The Chubb Corporation and John D. Finnegan, incorporated by reference to Exhibit (10.2) of the registrant’s Current Report on Form 8-K filed on January 21, 2003.

10.39

Amendment, dated as of December 1, 2003, to Change in Control Employment Agreement, dated as of January 21, 2003, between The Chubb Corporation and John D. Finnegan, incorporated by reference to Exhibit (10.2) of the registrant’s Current Report on Form 8-K filed on December 2, 2003.

Exhibit Number	Description
10.40

Amendment No. 2, dated as of September 4, 2008, to Change in Control Employment Agreement, dated as of January 21, 2003, between The Chubb Corporation and John D. Finnegan, incorporated by reference to Exhibit (10.28) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.41	Offer Letter to Richard G. Spiro dated September 5, 2008, incorporated by reference to Exhibit (10.1) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
10.42

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