Form 10-Q
period 2014-03-31
CHUBB CORP
filed 2014-05-08
CIK 20171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-8661

THE CHUBB CORPORATION

(Exact name of registrant as specified in its charter)

NEW JERSEY	13-2595722
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

15 MOUNTAIN VIEW ROAD, WARREN, NEW JERSEY	07059
(Address of principal executive offices)	(Zip Code)

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

The number of shares of common stock outstanding as of March 31, 2014 was 244,486,040.

THE CHUBB CORPORATION

INDEX

Page Number
Part I. Financial Information:

Item 1 — Financial Statements:

Consolidated Statements of Income for the Three Months Ended March 31, 2014 and 2013	1

Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2014 and 2013	2

Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013	3

Consolidated Statements of Shareholders’ Equity for the Three Months Ended March 31, 2014 and 2013	4

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013	5

Notes to Consolidated Financial Statements	6

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 4 — Controls and Procedures	49

Part II. Other Information:

Item 1A — Risk Factors	50

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 6 — Exhibits	51

Signatures	51

EX-31.1

EX-31.2

EX-32.1

EX-32.2

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT

Part I. FINANCIAL INFORMATION

Item 1 — Financial Statements

THE CHUBB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED MARCH 31

(in millions)

	2014	2013
Revenues
Premiums Earned	$3,029	$3,004
Investment Income	358	372
Other Revenues	3	3
Realized Investment Gains (Losses), Net
Total Other-Than-Temporary Impairment Losses on Investments	—	(2)
Other Realized Investment Gains, Net	116	140

Total Realized Investment Gains, Net	116	138

Total Revenues	3,506	3,517

Losses and Expenses
Losses and Loss Expenses	1,845	1,568
Amortization of Deferred Policy Acquisition Costs	622	587
Other Insurance Operating Costs and Expenses	356	359
Investment Expenses	11	13
Other Expenses	5	6
Corporate Expenses	64	68

Total Losses and Expenses	2,903	2,601

Income Before Federal and Foreign Income Tax	603	916
Federal and Foreign Income Tax	154	260

Net Income	$449	$656

Net Income Per Share

Basic	$1.81	$2.49
Diluted	1.80	2.48

Dividends Declared Per Share	.50	.44

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31

(in millions)

	2014	2013
Net Income	$449	$656

Other Comprehensive Income (Loss), Net of Tax
Change in Unrealized Appreciation of Investments	235	4
Change in Postretirement Benefit Costs Not Yet Recognized in Net Income	6	17
Foreign Currency Translation Losses	(19)	(50)

	222	(29)

Comprehensive Income	$671	$627

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions)

	March 31 2014	December 31 2013
Assets

Invested Assets
Short Term Investments	$1,693	$2,114
Fixed Maturities (cost $36,331 and $35,959)	37,825	37,091
Equity Securities (cost $1,111 and $1,057)	1,863	1,810
Other Invested Assets	1,555	1,598

TOTAL INVESTED ASSETS	42,936	42,613

Cash	57	52
Accrued Investment Income	419	418
Premiums Receivable	2,200	2,284
Reinsurance Recoverable on Unpaid Losses and Loss Expenses	1,767	1,802
Prepaid Reinsurance Premiums	282	290
Deferred Policy Acquisition Costs	1,265	1,255
Deferred Income Tax	—	47
Goodwill	467	467
Other Assets	1,397	1,205

TOTAL ASSETS	$50,790	$50,433

Liabilities

Unpaid Losses and Loss Expenses	$23,137	$23,146
Unearned Premiums	6,439	6,423
Long Term Debt	3,300	3,300
Dividend Payable to Shareholders	124	110
Deferred Income Tax	131	—
Accrued Expenses and Other Liabilities	1,433	1,357

TOTAL LIABILITIES	34,564	34,336

Shareholders’ Equity

Common Stock - $1 Par Value; 371,980,460 Shares	372	372
Paid-In Surplus	108	171
Retained Earnings	22,227	21,902
Accumulated Other Comprehensive Income	1,257	1,035
Treasury Stock, at Cost - 127,494,420 and 123,673,969 Shares	(7,738)	(7,383)

TOTAL SHAREHOLDERS’ EQUITY	16,226	16,097

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$50,790	$50,433

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31

(in millions)

	2014	2013
Common Stock
Balance, Beginning and End of Period	$372	$372

Paid-In-Surplus
Balance, Beginning of Year	171	178
Changes Related to Stock-Based Employee Compensation (includes tax benefit of $14 and $27)	(63)	(73)

Balance, End of Period	108	105

Retained Earnings
Balance, Beginning of Year	21,902	20,009
Net Income	449	656
Dividends Declared (per share $.50 and $.44)	(124)	(115)

Balance, End of Period	22,227	20,550

Accumulated Other Comprehensive Income (Loss)
Unrealized Appreciation of Investments Including Unrealized Other-Than-Temporary Impairment Losses
Balance, Beginning of Year	1,225	2,013
Change During Period, Net of Tax	235	4

Balance, End of Period	1,460	2,017

Postretirement Benefit Costs Not Yet Recognized in Net Income
Balance, Beginning of Year	(253)	(717)
Change During Period, Net of Tax	6	17

Balance, End of Period	(247)	(700)

Foreign Currency Translation Gains
Balance, Beginning of Year	63	135
Change During Period, Net of Tax	(19)	(50)

Balance, End of Period	44	85

Accumulated Other Comprehensive Income, End of Period	1,257	1,402

Treasury Stock, at Cost
Balance, Beginning of Year	(7,383)	(6,163)
Repurchase of Shares	(409)	(326)
Shares Issued Under Stock-Based Employee Compensation Plans	54	76

Balance, End of Period	(7,738)	(6,413)

TOTAL SHAREHOLDERS’ EQUITY	$16,226	$16,016

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31

(in millions)

	2014	2013
Cash Flows from Operating Activities
Net Income	$449	$656
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Increase (Decrease) in Unpaid Losses and Loss Expenses, Net	51	(270)
Increase in Unearned Premiums, Net	33	53
Decrease in Premiums Receivable	84	4
Change in Income Tax Payable or Recoverable	80	168
Amortization of Premiums and Discounts on Fixed Maturities	46	44
Depreciation	14	14
Realized Investment Gains, Net	(116)	(138)
Other, Net	(269)	(232)

Net Cash Provided by Operating Activities	372	299

Cash Flows from Investing Activities
Proceeds from Fixed Maturities
Sales	379	450
Maturities, Calls and Redemptions	957	943
Proceeds from Sales of Equity Securities	101	106
Purchases of Fixed Maturities	(1,810)	(1,909)
Purchases of Equity Securities	(89)	(36)
Investments in Other Invested Assets, Net	98	139
Decrease in Short Term Investments, Net	417	659
Change in Receivable or Payable from Security Transactions Not Settled, Net	105	(244)
Purchases of Property and Equipment, Net	(10)	(15)
Other, Net	(3)	—

Net Cash Provided by Investing Activities	145	93

Cash Flows from Financing Activities
Decrease in Funds Held Under Deposit Contracts	(1)	(4)
Proceeds from Issuance of Common Stock Under Stock-Based Employee Compensation Plans	14	34
Repurchase of Shares	(415)	(309)
Dividends Paid to Shareholders	(110)	(108)

Net Cash Used in Financing Activities	(512)	(387)

Net Increase in Cash	5	5

Cash at Beginning of Year	52	50

Cash at End of Period	$57	$55

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

The amounts included in this report are unaudited but include those adjustments, consisting of normal recurring items, that management considers necessary for a fair presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Notes to Consolidated Financial Statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

2) Invested Assets

(a) The amortized cost and fair value of fixed maturities and equity securities were as follows:

	March 31, 2014
	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
	(in millions)
Fixed maturities
Tax exempt	$17,923	$945	$84	$18,784

Taxable
U.S. government and government agency and authority obligations	776	32	3	805
Corporate bonds	9,465	402	47	9,820
Foreign government and government agency obligations	6,684	220	19	6,885
Residential mortgage-backed securities	251	23	1	273
Commercial mortgage-backed securities	1,232	28	2	1,258

	18,408	705	72	19,041

Total fixed maturities	$36,331	$1,650	$156	$37,825

Equity securities	$1,111	$766	$14	$1,863

	December 31, 2013
	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
	(in millions)
Fixed maturities
Tax exempt	$17,808	$802	$189	$18,421

Taxable
U.S. government and government agency and authority obligations	784	27	9	802
Corporate bonds	9,032	370	88	9,314
Foreign government and government agency obligations	6,719	206	35	6,890
Residential mortgage-backed securities	277	23	1	299
Commercial mortgage-backed securities	1,339	29	3	1,365

	18,151	655	136	18,670

Total fixed maturities	$35,959	$1,457	$325	$37,091

Equity securities	$1,057	$756	$3	$1,810

The fair value and amortized cost of fixed maturities at March 31, 2014 by contractual maturity were as follows:

	Fair Value	Amortized Cost
	(in millions)
Due in one year or less	$2,311	$2,284
Due after one year through five years	14,107	13,487
Due after five years through ten years	11,959	11,413
Due after ten years	7,917	7,664

	36,294	34,848
Residential mortgage-backed securities	273	251
Commercial mortgage-backed securities	1,258	1,232

	$37,825	$36,331

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

(b) The components of unrealized appreciation or depreciation, including unrealized other-than-temporary impairment losses, of investments carried at fair value were as follows:

	March 31 2014	December 31 2013
	(in millions)
Fixed maturities
Gross unrealized appreciation	$1,650	$1,457
Gross unrealized depreciation	156	325

	1,494	1,132

Equity securities
Gross unrealized appreciation	766	756
Gross unrealized depreciation	14	3

	752	753

	2,246	1,885
Deferred income tax liability	786	660

	$1,460	$1,225

The following table summarizes, for all investment securities in an unrealized loss position at March 31, 2014, the aggregate fair value and gross unrealized depreciation, including unrealized other-than-temporary impairment losses, by investment category and length of time that individual securities have continuously been in an unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
	(in millions)
Fixed maturities
Tax exempt	$1,540	$32	$819	$52	$2,359	$84

Taxable
U.S. government and government agency and authority obligations	128	1	36	2	164	3
Corporate bonds	1,534	29	462	18	1,996	47
Foreign government and government agency obligations	1,096	14	147	5	1,243	19
Residential mortgage-backed securities	3	—	9	1	12	1
Commercial mortgage-backed securities	176	1	34	1	210	2

	2,937	45	688	27	3,625	72

Total fixed maturities	4,477	77	1,507	79	5,984	156

Equity securities	102	14	—	—	102	14

	$4,579	$91	$1,507	$79	$6,086	$170

At March 31, 2014, approximately 790 individual fixed maturities and 20 individual equity securities were in an unrealized loss position. The Corporation does not have the intent to sell and it is not more likely than not that the Corporation will be required to sell these fixed maturities before the securities recover to their amortized cost value. In addition, the Corporation believes that none of the declines in the fair values of these fixed maturities relate to credit losses. The Corporation has the intent and ability to hold the equity securities in an unrealized loss position for a period of time sufficient to allow for the recovery of cost. The Corporation believes that none of the declines in the fair value of these fixed maturities and equity securities were other than temporary at March 31, 2014.

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

The change in unrealized appreciation or depreciation of investments carried at fair value, including the change in unrealized other-than-temporary impairment losses, was as follows:

	Three Months Ended
	March 31
	2014	2013
	(in millions)
Change in unrealized appreciation of fixed maturities	$362	$(196)
Change in unrealized appreciation of equity securities	(1)	202

	361	6
Deferred income tax	126	2

	$235	$4

(c) Realized investment gains and losses were as follows:

	Three Months Ended
	March 31
	2014	2013
	(in millions)
Fixed maturities
Gross realized gains	$8	$13
Gross realized losses	(11)	(2)

	(3)	11

Equity securities
Gross realized gains	66	55
Other-than-temporary impairment losses	—	(2)

	66	53

Other invested assets	53	74

	$116	$138

(d) As of March 31, 2014 and December 31, 2013, fixed maturities still held by the Corporation for which a portion of their other-than-temporary impairment losses were recognized in other comprehensive income had cumulative credit-related losses of $19 million and $20 million, respectively, recognized in net income.

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

The components of other comprehensive income or loss were as follows:

	Three Months Ended
	March 31, 2014
	Before Tax	Income Tax	Net of Tax
	(in millions)
Net unrealized holding gains arising during the period	$424	$148	$276
Reclassification adjustment for net realized gains included in net income	63	22	41

Net unrealized gains recognized in other comprehensive income	361	126	235

Reclassification adjustment for the amortization of net actuarial loss and prior service cost included in net income (a)	(9)	(3)	(6)

Net change in postretirement benefit costs not yet recognized in net income	9	3	6

Foreign currency translation losses	(28)	(9)	(19)

Total other comprehensive income	$342	$120	$222

(a) Postretirement benefit costs recognized in net income during the period are included among several of the loss and expense components presented in the consolidated statements of income.

	Three Months Ended
	March 31, 2013
	Before Tax	Income Tax	Net of Tax
	(in millions)
Net unrealized holding gains arising during the period	$70	$24	$46
Reclassification adjustment for net realized gains included in net income	64	22	42

Net unrealized gains recognized in other comprehensive loss	6	2	4

Postretirement benefit gain not yet recognized in net income arising during the period	2	1	1
Reclassification adjustment for the amortization of net actuarial loss and prior service cost included in net income (a)	(24)	(8)	(16)

Net change in postretirement benefit costs not yet recognized in net income	26	9	17

Foreign currency translation losses	(77)	(27)	(50)

Total other comprehensive loss	$(45)	$(16)	$(29)

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

Revenues and income before income tax of each operating segment were as follows:

	Three Months Ended
	March 31
	2014	2013
	(in millions)
Revenues
Property and casualty insurance
Premiums earned
Personal insurance	$1,076	$1,031
Commercial insurance	1,300	1,308
Specialty insurance	653	666

Total insurance	3,029	3,005

Reinsurance assumed	—	(1)

	3,029	3,004

Investment income	351	363

Total property and casualty insurance	3,380	3,367

Corporate and other	10	12
Realized investment gains, net	116	138

Total revenues	$3,506	$3,517

Income (loss) before income tax
Property and casualty insurance
Underwriting
Personal insurance	$2	$150
Commercial insurance	111	195
Specialty insurance	82	95

Total insurance	195	440

Reinsurance assumed	—	4

	195	444
Increase in deferred policy acquisition costs	13	41

Underwriting income	208	485

Investment income	341	351

Other income (charges)	(2)	5

Total property and casualty insurance	547	841

Corporate and other	(60)	(63)
Realized investment gains, net	116	138

Total income before income tax	$603	$916

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

The methods and assumptions used to estimate the fair values of financial instruments are as follows:

(i)	The carrying value of short term investments approximates fair value due to the short maturities of these investments.

(ii)	Fair values of fixed maturities are determined by management, utilizing prices obtained from a third party, nationally recognized pricing service or, in the case of securities for which prices are not provided by a pricing service, from third party brokers. For fixed maturities that have quoted prices in active markets, market quotations are provided. For fixed maturities that do not trade on a daily basis, the pricing service and brokers provide fair value estimates using a variety of inputs including, but not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, reference data, prepayment rates and measures of volatility. Management reviews on an ongoing basis the reasonableness of the methodologies used by the relevant pricing service and brokers. In addition, management, using the prices received for the securities from the pricing service and brokers, determines the aggregate portfolio price performance and reviews it against applicable indices. If management believes that significant discrepancies exist, it will discuss these with the relevant pricing service or broker to resolve the discrepancies.

(iii)	Fair values of equity securities are determined by management, utilizing quoted market prices.

(iv)	Fair values of long term debt issued by Chubb are determined by management, utilizing prices obtained from a third party, nationally recognized pricing service.

The carrying values and fair values of financial instruments were as follows:

	March 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Assets
Invested assets
Short term investments	$1,693	$1,693	$2,114	$2,114
Fixed maturities	37,825	37,825	37,091	37,091
Equity securities	1,863	1,863	1,810	1,810

Liabilities
Long term debt	3,300	3,922	3,300	3,806

At March 31, 2014 and December 31, 2013, a pricing service provided fair value amounts for approximately 99% of the Corporation’s fixed maturities. The prices obtained from a pricing service and brokers generally are non-binding, but are reflective of current market transactions in the applicable financial instruments.

At March 31, 2014 and December 31, 2013, the Corporation held an insignificant amount of financial instruments in its investment portfolio for which a lack of market liquidity impacted the determination of fair value.

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

Level 3 – Significant unobservable inputs.

The fair value of financial instruments categorized based upon the lowest level of input that was significant to the fair value measurement was as follows:

	March 31, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Short term investments	$256	$1,437	$—	$1,693

Fixed maturities
Tax exempt	—	18,780	4	18,784

Taxable
U.S. government and government agency and authority obligations	—	805	—	805
Corporate bonds	—	9,690	130	9,820
Foreign government and government agency obligations	—	6,871	14	6,885
Residential mortgage-backed securities	—	268	5	273
Commercial mortgage-backed securities	—	1,258	—	1,258

	—	18,892	149	19,041

Total fixed maturities	—	37,672	153	37,825

Equity securities	1,857	—	6	1,863

	$2,113	$39,109	$159	$41,381

Liabilities
Long term debt	$—	$3,922	$—	$3,922

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Short term investments	$399	$1,715	$—	$2,114

Fixed maturities
Tax exempt	—	18,416	5	18,421

Taxable
U.S. government and government agency and authority obligations	—	802	—	802
Corporate bonds	—	9,179	135	9,314
Foreign government and government agency obligations	—	6,881	9	6,890
Residential mortgage-backed securities	—	293	6	299
Commercial mortgage-backed securities	—	1,345	20	1,365

	—	18,500	170	18,670

Total fixed maturities	—	36,916	175	37,091

Equity securities	1,803	—	7	1,810

	$2,202	$38,631	$182	$41,015

Liabilities
Long term debt	$—	$3,806	$—	$3,806

6) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31
	2014	2013
	(in millions, except for per share amounts)
Basic earnings per share:
Net income	$449	$656

Weighted average shares outstanding	248.6	263.3

Basic earnings per share	$1.81	$2.49

Diluted earnings per share:
Net income	$449	$656

Weighted average shares outstanding	248.6	263.3
Additional shares from assumed issuance of shares under stock-based compensation awards	.6	1.5

Weighted average shares and potential shares assumed outstanding for computing diluted earnings per share	249.2	264.8

Diluted earnings per share	$1.80	$2.48

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition of the Corporation as of March 31, 2014 compared with December 31, 2013 and the results of operations for the quarters ended March 31, 2014 and 2013. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes contained in this report and the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

Cautionary Statement Regarding Forward-Looking Information

Certain statements in this document are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 (PSLRA). These forward-looking statements are made pursuant to the safe harbor provisions of the PSLRA and include statements regarding market conditions in 2014, including premium volume, rate trends, the pricing environment and competition; the cost of our property reinsurance program in 2014; our loss reserve and reinsurance recoverable estimates; the repurchase of common stock under our share repurchase program; and our financial position, capital adequacy and funding of liquidity needs. Forward-looking statements frequently can be identified by words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “predict,” “potential,” “continue,” or other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. These statements are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties, which include, among others, those discussed or identified in our Annual Report on Form 10-K for the year ended December 31, 2013 and from time to time in our other public filings with the Securities and Exchange Commission and those associated with:

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

•	any downgrade in our claims-paying, financial strength or other credit ratings;

•	the ability of our subsidiaries to pay us dividends;

•	our plans to repurchase shares of our common stock, including as a result of changes in:

—	our financial position and financial results;

—	our capital position and/or capital adequacy levels required to maintain our existing ratings from independent rating agencies;

—	our share price;

—	investment opportunities;

—	opportunities to profitably grow our property and casualty insurance business; and

—	corporate and regulatory requirements; and

•	our ability to implement management’s strategic plans and initiatives.

Chubb assumes no obligation to update any forward-looking information set forth in this document, which speak as of the date hereof.

Critical Accounting Estimates and Judgments

The consolidated financial statements include amounts based on informed estimates and judgments of management for transactions that are not yet complete. Such estimates and judgments affect the reported amounts in the financial statements. Those estimates and judgments that were most critical to the preparation of the financial statements involved the determination of loss reserves and the recoverability of related reinsurance recoverables and the evaluation of whether a decline in value of any investment is temporary or other than temporary. These estimates and judgments, which are discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013 as supplemented within the following analysis of our results of operations, require the use of assumptions about matters that are highly uncertain and therefore are subject to change as facts and circumstances develop. If different estimates and judgments had been applied, materially different amounts might have been reported in the financial statements.

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

•

Net income was $449 million in the first quarter of 2014 compared with $656 million in the same period of 2013. Net income was lower in the first quarter of 2014 compared with the same period of 2013 due to lower operating income and, to a lesser extent, lower net realized investment gains. We define operating income as net income excluding realized investment gains and losses after tax.

•

Operating income was $374 million in the first quarter of 2014 compared with $566 million in the same period of 2013. The lower operating income in the first quarter of 2014 was due primarily to substantially lower underwriting income in our property and casualty insurance business and, to a lesser extent, lower property and casualty investment income. Management uses operating income, a non-GAAP financial measure, among other measures, to evaluate its performance because the realization of investment gains and losses in any period could be discretionary as to timing and can fluctuate significantly, which could distort the analysis of operating trends.

•

Underwriting results were profitable in the first quarter of 2014 compared with highly profitable results in the same period of 2013. Our combined loss and expense ratio was 93.2% in the first quarter of 2014 compared with 84.6% in the same period of 2013. Results were less profitable in the first quarter of 2014 compared with the same period of 2013 due primarily to a higher impact of catastrophes and, to a lesser extent, a higher current accident year loss ratio excluding catastrophes and a lower amount of favorable prior year loss development. The impact of catastrophes accounted for 6.6 percentage points of the combined ratio in the first quarter of 2014 compared with 0.6 of a percentage point in the same period of 2013.

•

During the first quarter of 2014, we estimate that we experienced overall favorable prior year loss development of about $160 million on loss reserves established as of the previous year end. We estimate that during the first quarter of 2013, we experienced overall favorable prior year loss development of about $190 million. In the first quarter of both years we experienced significant favorable prior year loss development in our commercial insurance segment and in the professional liability classes within our specialty insurance segment.

•

Total net premiums written were flat in the first quarter of 2014 compared with the same period of 2013. Net premiums written in the United States increased by 3% in the first quarter of 2014. Net premiums written outside the United States decreased by 6% in the first quarter of 2014 in U.S. dollars and by a modestly lower amount when measured in local currencies.

•

Property and casualty investment income after tax decreased by 4% in the first quarter of 2014 compared with the same period of 2013, due to a decline in the average yield on our investment portfolio. Management uses property and casualty investment income after tax, a non-GAAP financial measure, to evaluate its investment results because it reflects the impact of any change in the proportion of tax exempt investment income to total investment income and is therefore more meaningful for analysis purposes than investment income before income tax.

•

Net realized investment gains before tax were $116 million ($75 million after tax) in the first quarter of 2014 compared with $138 million ($90 million after tax) in the same period of 2013. The net realized gains in the first quarter of both years were primarily related to investments in limited partnerships, which generally are reported on a quarter lag, and sales of equity securities.

A summary of our consolidated net income is as follows:

	Quarter Ended March 31
	2014	2013
	(in millions)
Property and casualty insurance	$547	$841
Corporate and other	(60)	(63)

Consolidated operating income before income tax	487	778
Federal and foreign income tax	113	212

Consolidated operating income	374	566
Realized investment gains after income tax	75	90

Consolidated net income	$449	$656

Property and Casualty Insurance

A summary of the results of operations of our property and casualty insurance business is as follows:

	Quarter Ended March 31
	2014	2013
	(in millions)
Underwriting
Net premiums written	$3,062	$3,057
Increase in unearned premiums	(33)	(53)

Premiums earned	3,029	3,004

Losses and loss expenses	1,845	1,568
Operating costs and expenses	979	983
Increase in deferred policy acquisition costs	(13)	(41)
Dividends to policyholders	10	9

Underwriting income	208	485

Investments
Investment income before expenses	351	363
Investment expenses	10	12

Investment income	341	351

Other income (charges)	(2)	5

Property and casualty income before tax	$547	$841

Property and casualty investment income after tax	$277	$288

Property and casualty income before tax was lower in the first quarter of 2014 compared with the same period of 2013, due to substantially lower underwriting income and, to a lesser extent, a decrease in investment income. The decrease in underwriting income in the first quarter of 2014 compared with the same period of 2013 was primarily attributable to a higher impact of catastrophes and, to a lesser extent, a higher current accident year loss ratio excluding catastrophes and a lower amount of favorable prior year loss development. The decrease in investment income in the first quarter of 2014 compared with the same period of 2013 was due to a decline in the average yield on our investment portfolio.

The profitability of our property and casualty insurance business depends on the results of both our underwriting and investment operations. We view these as two distinct operations since the underwriting functions are managed separately from the investment function. Accordingly, in assessing our performance, we evaluate underwriting results separately from investment results.

Underwriting Results

We evaluate the underwriting results of our property and casualty insurance business in the aggregate and for each of our business units.

Net Premiums Written

Net premiums written were $3.1 billion in the first quarter of both 2014 and 2013. Net premiums written by business unit were as follows:

	Quarter Ended March 31		% Increase
	2014	2013	(Decrease)
	(in millions)
Personal insurance	$1,013	$987	3%
Commercial insurance	1,425	1,440	(1)
Specialty insurance	624	632	(1)

Total insurance	3,062	3,059	—
Reinsurance assumed	—	(2)	*

Total	$3,062	$3,057	—

*	The change in net premiums written is not presented for this business unit since it is in runoff.

Net premiums written were flat in the first quarter of 2014 compared with the same period of 2013. Net premiums written in the United States, which represented 72% of our total net premiums written in the first quarter of 2014, increased by 3%. Net premiums written outside the United States decreased by 6% in U.S. dollars and by a modestly lower amount when measured in local currencies.

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

Growth in net premiums written in the United States in the first quarter of 2014 was driven by significant growth in our personal insurance segment. Net premiums written in the United States increased modestly in the first quarter of 2014 in our specialty insurance segment and were flat in our commercial insurance segment. Growth in our personal insurance business in the first quarter of 2014 was attributable to higher rates and insured exposures upon renewal, new business as well as strong retention of existing business. In the first quarter of 2014, net premiums written of our commercial insurance segment and our professional liability business, which is the predominant component of our specialty insurance segment, reflected higher rates and continued strong retention. Growth in these businesses, however, remained constrained by our underwriting actions and judicious approach to new business in the competitive market.

Average renewal rates for our personal insurance business in the United States were up modestly in the first quarter of 2014, driven particularly by our homeowners and excess liability classes of business. Retention levels in our personal insurance business in the United States remained strong in the first quarter of 2014. Average renewal rates in the first quarter of 2014 in the United States were up in both our commercial insurance and professional liability businesses, but more so in our professional liability business. The amounts of coverage purchased or the insured exposures, both of which are bases upon which we calculate the premiums we charge, were down slightly in our commercial insurance and professional liability businesses in the first quarter of 2014 compared with the same period in 2013. We continued to retain a high percentage of our existing commercial insurance and professional liability business in the United States. Renewal retention levels in the first quarter of 2014 were slightly higher in our commercial insurance business and modestly higher in our professional liability business compared with those in the same period of 2013. As part of our ongoing catastrophe management activities, during the first quarter of 2014 we reduced our participation in some commercial accounts to better manage exposure aggregations. During the first quarter of 2014, we continued to seek renewal rate increases in most of the classes within the commercial insurance and professional liability businesses and to take underwriting actions to improve profitability. As components of our business have approached rate adequacy due to pricing and underwriting actions over the last several years, during the first quarter of 2014 we sought higher retention levels at more moderate rate increases, particularly in our commercial insurance business. The overall level of new business in the United States was higher in our commercial business and our professional liability business in the first quarter of 2014 compared with the same period of 2013.

Outside the United States, net premiums written decreased in each segment of our business in the first quarter of 2014. The most significant decrease occurred in our personal insurance segment. Excluding the effect of foreign currency translation, the decline in net premiums written outside the United States in the first quarter of 2014 in each segment of our business was modest.

Net premiums written in our personal insurance business outside the United States in the first quarter of 2014 reflected a modest increase in the overall average renewal rate compared with that in the same period of 2013, but included a more significant increase in our automobile business. Average renewal rates outside the United States were up slightly in both our commercial insurance business and our professional liability business in the first quarter of 2014. Retention levels for our commercial insurance and professional liability business written outside the United States were about the same in the first quarter of 2014 compared with the same period of 2013. For both our commercial insurance and professional liability businesses, the level of new business written outside the United States was modestly lower in the first quarter of 2014 compared with the same period of 2013.

We expect that market conditions will remain competitive but that the positive pricing environment, particularly in the United States, will continue during the remainder of 2014. However, we expect that the average renewal rate increases achieved in some of our commercial and professional liability classes of business may be at levels below those achieved in recent years, as a greater portion of this business approaches or attains rate adequacy.

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

We renewed our primary traditional property catastrophe treaties and our commercial property per risk treaty in April 2014 with limit structures similar to the expiring treaties and some modest enhancements to coverage provided under the North American catastrophe treaty. The supplemental catastrophe reinsurance that provides coverage for our exposures in the northeast United States remains in effect until June 2014. In March 2014, we arranged for the purchase of reinsurance through the issuance of a catastrophe bond to replace the portion of a catastrophe bond that expired in March 2014. The three catastrophe bond arrangements currently in place expire between 2015 and 2018.

The North American catastrophe treaty has an initial retention of $500 million and provides coverage for exposures in the United States and Canada of approximately 34% of losses (net of recoveries from other available reinsurance) between $500 million and $900 million and approximately 75% of losses (net of recoveries) between $900 million and $1.75 billion. For certain catastrophic events in the northeast United States or along the southern U.S. coastline, the combination of the North American catastrophe treaty, supplemental catastrophe reinsurance and/or the catastrophe bond arrangements provide additional coverages as discussed below.

The catastrophe bond arrangements provide reinsurance coverage for specific types of losses in specific geographic locations. They are generally designed to supplement coverage provided under the North American catastrophe treaty. We currently have three catastrophe bond arrangements in effect. We have a $250 million reinsurance arrangement that expires in March 2015 and a $270 million reinsurance arrangement that incepted in March 2014 and expires in March 2018. Both of these catastrophe bond arrangements provide coverage for our exposure to homeowners and commercial losses related to certain perils, including hurricanes, earthquakes, severe thunderstorms and winter storms in twelve states in the northeast United States and the District of Columbia. The $270 million reinsurance arrangement also provides similar coverage for named storms in addition to hurricanes. We also have a $150 million reinsurance arrangement that expires in March 2016 that provides coverage for homeowners-related hurricane and severe thunderstorm losses in eight states along the southern U.S. coastline.

For the indicated catastrophic events in the northeast United States, the combination of the North American catastrophe treaty, the supplemental catastrophe reinsurance, and the $250 million and $270 million catastrophe bond arrangements provides additional coverage of approximately 63% of losses (net of recoveries from other available reinsurance) between $1.75 billion and $3.65 billion.

For hurricane and severe thunderstorm events along the southern U.S. coastline, the $150 million catastrophe bond arrangement provides additional coverage of approximately 50% of homeowners-related hurricane and severe thunderstorm losses (net of recoveries from other available reinsurance) between $855 million and $1.15 billion.

For hurricane events in Florida, in addition to the coverage provided by the North American catastrophe treaty and the $150 million catastrophe bond arrangement discussed above, we have reinsurance from the Florida Hurricane Catastrophe Fund, which is a state-mandated fund designed to reimburse insurers for a portion of their residential catastrophic hurricane losses. Our participation in this program, for which the most recent annual period began on June 1, 2013, provides coverage of 90% of homeowners-related hurricane losses in Florida in excess of our initial retention of $160 million per event. Under the terms of the program, our aggregate recoveries during the annual coverage period are limited to approximately $395 million, based on our current level of participation.

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

Our commercial property per risk treaty provides coverage for property exposures both inside and outside the United States. Depending upon the currency in which the covered insurance policy was issued, the treaty provides coverage per risk of approximately $550 million to $850 million in excess of our initial retention, which is generally between $25 million and $35 million.

In addition to our major property catastrophe and property per risk treaties, we purchase several smaller property treaties that provide coverage for specific classes of business or locations having concentrations of risk.

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

The renewal rates associated with the North American catastrophe treaty, the catastrophe treaty that covers events outside the United States and the commercial property per risk treaty were lower than rates for the expiring treaties. The costs related to the reinsurance purchased through the issuance of the catastrophe bond in March 2014 were also lower than those related to the expiring bond. We therefore expect that the overall cost of our property reinsurance program will be lower in 2014 than in 2013.

Profitability

The combined loss and expense ratio (or combined ratio), expressed as a percentage, is the key measure of underwriting profitability traditionally used in the property and casualty insurance business. Management evaluates the performance of our underwriting operations and of each of our business units using, among other measures, the combined loss and expense ratio calculated in accordance with U.S. statutory accounting principles. It is the sum of the ratio of losses and loss expenses to premiums earned (loss ratio) and the ratio of statutory underwriting expenses to premiums written (expense ratio) after reducing both premium amounts by dividends to policyholders. When the combined ratio is under 100%, underwriting results are generally considered profitable; when the combined ratio is over 100%, underwriting results are generally considered unprofitable.

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

Underwriting results were profitable in the first quarter of 2014 compared with highly profitable results in the same period of 2013. The combined loss and expense ratio for our overall property and casualty business was as follows:

	Quarter Ended March 31
	2014	2013

Loss ratio	61.1%	52.3%
Expense ratio	32.1	32.3

Combined loss and expense ratio	93.2%	84.6%

The loss ratio was significantly higher in the first quarter of 2014 compared with the same period of 2013 due primarily to a higher impact of catastrophes and, to a lesser extent, a higher current accident year loss ratio excluding catastrophes and a lower amount of favorable prior year loss development. The current accident year loss ratio excluding catastrophes was higher in the first quarter of 2014 compared with the same period of 2013 in both our personal and specialty insurance segments. The higher loss ratio in our personal insurance segment was driven by a significant increase in both non-catastrophe weather-related losses and fire losses in our homeowners business compared with the first quarter of 2013. The current accident year loss ratio of our specialty insurance segment deteriorated in the first quarter of 2014 compared to the same period in 2013 due to the adverse impact of a single, substantial surety loss. The current accident year loss ratio excluding catastrophes for our commercial insurance segment was slightly lower in the first quarter of 2014 compared with the same period of 2013. The overall loss ratio excluding catastrophes in the first quarter of both years reflected favorable loss experience that we believe resulted from our disciplined underwriting in recent years as well as the positive impact on premiums earned of rate increases in most classes of business.

Our underwriting profitability in any given period will be affected by the impact of catastrophes in that period. We define a catastrophe as an event that is estimated to cause $25 million or more in industry-wide insured property losses and affects a significant number of policyholders and insurers.

The net impact of catastrophes in the first quarter of 2014 was $199 million, which represented 6.6 percentage points of the combined ratio, compared with $18 million or 0.6 of a percentage point in the same period of 2013. A significant portion of the catastrophe losses in the first quarter of 2014 related to the severe winter weather, including a winter freeze event in January which affected a widespread area of the United States and resulted in approximately $140 million in incurred losses. The net impact of catastrophes in the first quarter of 2014 and 2013 reflected $7 million and $3 million, respectively, of favorable prior year loss development. Our overall estimate of net losses related to the Storm Sandy event in 2012 has not changed significantly, although during the first quarter of 2013 the estimate related to our commercial insurance business decreased slightly and the estimate related to our personal insurance business increased by the same amount.

The expense ratio was slightly lower in the first quarter of 2014 compared with the same period of 2013. The lower ratio in the first quarter of 2014 was due to a decrease in overhead expenses offset in part by a slight increase in commissions.

Review of Underwriting Results by Business Unit

Personal Insurance

Net premiums written from personal insurance, which represented 33% of our premiums written in the first quarter of 2014, increased by 3% in the first quarter of 2014 compared with the same period of 2013. Net premiums written for the classes of business within the personal insurance segment were as follows:

	Quarter Ended March 31		% Increase
	2014	2013	(Decrease)
	(in millions)
Automobile	$173	$176	(2)%
Homeowners	592	570	4
Other	248	241	3

Total personal	$1,013	$987	3

The increase in net premiums written in our personal insurance business in the first quarter of 2014 was driven by growth inside the United States. Premium growth occurred in all classes of our personal insurance business inside the United States. Net premiums written outside the United States decreased in the first quarter, due in part to the negative impact of foreign currency translation. The overall growth in our personal insurance business was attributable to higher rates and insured exposures upon renewal, new business, as well as strong retention of existing business. Net premiums written for our personal automobile business decreased modestly in the first quarter of 2014 compared with the same period of 2013, as growth in the United States was more than offset by a decline in premiums written outside the United States. The decrease in net premiums written outside the United States was due in large part to the negative impact of foreign currency translation as well as targeted rate initiatives. Personal automobile premiums written outside the United States represent about 40% of our worldwide automobile business annually, with more than half written in Brazil. Premiums in our homeowners business increased modestly in the first quarter of 2014 compared with the same period of 2013, driven by growth in the United States, reflecting higher renewal rates and increases in the values insured on existing policies. Homeowners premiums outside the United States decreased in the first quarter of 2014 compared with the same period of 2013, due to the negative impact of foreign currency translation. Premiums from our other personal business, which includes accident and health, excess liability and yacht coverages, increased modestly in the first quarter of 2014 compared with the same period of 2013. Significant growth in our other personal business inside the United States was largely offset by a decline in premiums written outside the United States, due in part to the negative impact of foreign currency translation. Premiums from our accident and health business increased slightly in the first quarter of 2014, as significant growth in this business inside the United States was offset in large part by a decline in premiums written outside the United States. Premiums for our excess liability business, most of which is written in the United States, grew significantly in the first quarter of 2014.

Our personal insurance business produced slightly unprofitable underwriting results in the first quarter of 2014 compared with highly profitable results in the same period of 2013. The combined loss and expense ratios for the classes of business within the personal insurance segment were as follows:

	Quarter Ended March 31
	2014	2013

Automobile	101.4%	94.0%
Homeowners	104.9	82.5
Other	92.4	94.0
Total personal	101.8	87.0

The deterioration in the underwriting results for our personal insurance business in the first quarter of 2014 compared with the same period of 2013 was driven mainly by less profitable results in our homeowners business, due to a higher impact of catastrophes as well as a higher impact of non-catastrophe weather-related losses and fire losses. The impact of catastrophes represented 11.2 percentage points of the combined ratio for our personal insurance business in the first quarter of 2014 compared with 3.9 percentage points in the same period of 2013. Of the 3.9 percentage points impact of catastrophes in the first quarter of 2013, 2.6 percentage points related to an increase in estimated losses from Storm Sandy.

Our personal automobile business produced slightly unprofitable results in the first quarter of 2014 compared with profitable results in the same period of 2013. The deterioration in results in 2014 was primarily due to unprofitable results in the United States. Overall results in the first quarter of 2014 reflected a modest amount of unfavorable prior year loss development whereas results in the same period of 2013 reflected a modest amount of favorable prior year loss development. Results in the first quarter of 2014 were also adversely affected by a higher impact of weather-related losses.

Homeowners results were unprofitable in the first quarter of 2014 compared with highly profitable results in the same period of 2013. The unprofitable results in the first quarter of 2014 were due to a higher impact of catastrophes as well as a higher current accident year loss ratio excluding catastrophes, driven by an increase in weather-related losses and fire losses. Catastrophe losses represented 17.9 percentage points of the combined ratio for this class in the first quarter of 2014 compared with 6.1 percentage points in the same period of 2013.

Our other personal business produced profitable results in the first quarter of 2014 and 2013, but slightly more so in 2014. Our accident and health business produced modestly profitable results in the first quarter of 2014 and 2013. Results for our personal excess liability business were profitable in the first quarter of both years, but more so in 2014, and benefited from favorable prior year loss development. Our yacht business produced highly profitable results in the first quarter of both years.

Commercial Insurance

Net premiums written from commercial insurance, which represented 47% of our premiums written in the first quarter of 2014, decreased by 1% in the first quarter of 2014 compared with the same period of 2013. Net premiums written for the classes of business within the commercial insurance segment were as follows:

	Quarter Ended March 31		% Increase
	2014	2013	(Decrease)
	(in millions)
Multiple peril	$261	$272	(4)%
Casualty	446	448	—
Workers’ compensation	310	299	4
Property and marine	408	421	(3)

Total commercial	$1,425	$1,440	(1)

Net premiums written in our commercial insurance business in the first quarter of 2014 were flat in the United States and decreased modestly outside the United States. Overall, premium growth for our commercial insurance business in the first quarter of 2014 was constrained by lower renewal exposures and our continued efforts to secure adequate rates on renewal and new business in a market that continued to be competitive. Modest growth occurred in the workers’ compensation class, driven by new business, rate increases and a continued strong retention level, but premiums written were either flat or decreased modestly in other classes within our commercial insurance business. The positive overall rate environment for commercial insurance in the United States experienced in recent years continued in the first quarter of 2014. Overall, average renewal rates in the United States increased modestly in the first quarter of 2014 for our commercial insurance business, with increases occurring in all major classes. The rate environment outside the United States has not been as positive as in the United States and, as a result, overall average renewal rates outside the United States increased only slightly in the first quarter of 2014. Retention levels of our existing policyholders remained strong and were slightly higher in the first quarter of 2014 compared with the same period of 2013. In the first quarter of 2014, the average renewal exposure change was down slightly both inside and outside the United States. The amount of new business was up in the first quarter of 2014 compared with the same period in 2013, driven by an increase in the United States as more business is becoming available at adequate rates. New business was down modestly in the first quarter of 2014 outside the United States.

Our commercial insurance business produced highly profitable underwriting results in the first quarter of 2014 and 2013, but less so in 2014. The combined loss and expense ratios for the classes of business within the commercial insurance segment were as follows:

	Quarter Ended March 31
	2014	2013

Multiple peril	91.8%	83.4%
Casualty	89.7	93.2
Workers’ compensation	84.0	89.0
Property and marine	89.1	64.7
Total commercial	88.5	81.9

The less profitable results in our commercial insurance business in the first quarter of 2014 compared with the same period of 2013 were due to a higher impact of catastrophes. Catastrophes had an unfavorable impact of 6.1 percentage points on the combined ratio for our commercial insurance business in the first quarter of 2014 compared with a favorable impact of 1.7 percentage points in the same period of 2013. The 1.7 percentage points favorable impact in the first quarter of 2013 reflected 2.1 percentage points related to a decrease in estimated losses from Storm Sandy. The current accident year loss ratio excluding catastrophes for our commercial insurance business decreased slightly in the first quarter of 2014 compared with the same period of 2013. Results in both periods benefited from significant favorable prior year loss development and our disciplined risk selection in recent years.

Multiple peril results were profitable in the first quarter of 2014 compared with highly profitable results in the same period of 2013. The less profitable results in the first quarter of 2014 were driven by results in the property component of this business, which produced highly profitable results in the first quarter of both years, but less so in 2014 due to a higher impact of catastrophes. In the multiple peril class overall, the impact of catastrophes represented 9.4 percentage points of the combined ratio in the first quarter of 2014. This compares with a favorable impact of catastrophes of 0.7 of a percentage point in the same period of 2013. The liability component of this business produced profitable results in the first quarter of both years, but slightly less so in 2014 due to a lower amount of favorable prior year loss development, offset in part by slightly improved current accident year results.

Results for our casualty business were profitable in the first quarter of 2014 and 2013, but more so in 2014. Results for the primary liability component were near breakeven in the first quarter of both 2014 and 2013. The automobile component of our casualty business produced modestly profitable results in the first quarter of 2014 compared with slightly profitable results in the same period of 2013. Results for the excess liability component were highly profitable in the first quarter of both 2014 and 2013. Results in both years benefited from substantial favorable prior year loss development. Our overall casualty results in the first quarter of 2014 experienced a lower amount of incurred losses related to toxic waste and asbestos claims compared to the same period of 2013. Our analysis of these exposures resulted in virtually no change in the estimate of our ultimate liabilities in the first quarter of 2014, whereas such losses represented 3.6 percentage points of the combined ratio for this class in the first quarter of 2013.

Workers’ compensation results were highly profitable in the first quarter of both 2014 and 2013, but more so in 2014. The more profitable results in the first quarter of 2014 were mainly due to improved current accident year results compared with the same period of 2013. Prior year loss reserve development was favorable in both periods. Results in both years reflected improved pricing and our disciplined risk selection during the past several years.

Property and marine results were highly profitable in the first quarter of 2014 and 2013, but substantially more so in 2013. The less profitable results in 2014 were primarily due to a significant unfavorable impact of catastrophes. Catastrophe losses had an unfavorable impact of 14.6 percentage points on the combined ratio for this class in the first quarter of 2014 compared with a favorable impact of 6.0 percentage points in the same period of 2013. The current accident year loss ratio excluding catastrophes was slightly higher in the first quarter of 2014 compared with the first quarter of 2013. Results in the first quarter of both years reflected favorable prior year loss development, but more so in 2013 mostly related to catastrophes.

Specialty Insurance

Net premiums written from specialty insurance, which represented 20% of our premiums written in the first quarter of 2014, decreased by 1% in the first quarter of 2014 compared with the same period of 2013. Net premiums written for the classes of business within the specialty insurance segment were as follows:

	Quarter Ended March 31		% Increase
	2014	2013	(Decrease)
	(in millions)
Professional liability	$552	$549	1%
Surety	72	83	(13)

Total specialty	$624	$632	(1)

Net premiums written in our professional liability business increased by 1% in the first quarter of 2014 compared with the same period of 2013. Net premiums written in the United States were modestly higher in the first quarter of 2014 compared with the same period in 2013. Net premiums written outside the United States were modestly lower in the first quarter of 2014 compared with the same period of 2013. Premium growth in the first quarter of 2014 reflected a slightly positive effect of our decision not to renew a reinsurance program, which expired July 1, 2013, that provided coverage for a portion of our professional liability business. Premium growth in the professional liability business remained constrained as we continued our focus on profitability in the pricing of renewal policies and due to limited opportunities to write suitably-priced new business, in what remains a competitive marketplace. Nevertheless, the overall rate environment remained positive, particularly in the United States. We continued to pursue rate increases on our professional liability business to address margin compression experienced in these classes of business in recent years. Retention levels for the classes within our professional liability business remained strong. Retention levels were modestly higher in the United States and substantially unchanged outside the United States in the first quarter of 2014 compared with those in the same period of 2013.

New business volume was near flat in the first quarter of 2014 compared with the same period of 2013, as a slight increase in new business in the United States was offset by a slight decrease outside the United States. The new business volume in the United States in the first quarter of 2014 reflected opportunities to write suitably-priced business in select classes of this business due to the positive pricing trends in the market over the last two years. However, new business volume remained somewhat constrained as rate levels in some customer segments were still not attractive and we continued to adhere to our underwriting discipline in a market environment which remained competitive. Average renewal rates for our professional liability business in the United States increased significantly in the first quarter of 2014 compared with the same period of 2013. Rate increases occurred in all major classes of this business, particularly in our directors and officers liability and employment practices liability classes. Overall, renewal rates outside the United States were up slightly in the first quarter of 2014 compared with the same period of 2013.

The decrease in net premiums written in our surety business was driven by a significant decline in premiums written outside the United States, due in large part to a decrease in premiums written in Latin America. Premiums written inside the United States in our surety business also declined in the first quarter of 2014, but to a lesser extent. The decreases in premiums written inside and outside the United States were mainly driven by a lower number of new contracts requiring a surety bond being awarded to our existing customers compared with the same period in 2013. The timing of contract awards to our customers can vary and, as a result, premium growth in our surety business varies from period to period.

Our specialty insurance business produced highly profitable underwriting results in the first quarter of 2014 and 2013. The combined loss and expense ratios for the classes of business within the specialty insurance segment were as follows:

	Quarter Ended March 31
	2014	2013
Professional liability	84.6%	92.4%
Surety	122.9	50.7
Total specialty	88.9	87.4

Our professional liability business produced highly profitable results in the first quarter of 2014 compared with profitable results in the same period of 2013. The more profitable results in 2014 were due to a higher amount of favorable prior year loss development and improved current accident year results compared with the same period of 2013.

Results for the directors and officers liability class were highly profitable in the first quarter of 2014 and 2013, but more so in 2014. Results in both years benefited from favorable prior year loss development. Results for the fidelity class were highly profitable in the first quarter of 2014 compared with profitable results in the same period of 2013. Results for the fidelity class in the first quarter of 2014 reflected a modest amount of favorable prior year loss development whereas results in the same period of 2013 reflected unfavorable prior year loss development. Results for the employment practices liability class were slightly unprofitable in the first quarter of 2014 compared with highly unprofitable results in the same period of 2013. Results for this class in the first quarter of 2013 were adversely affected by unfavorable prior year loss development. Employment practices liability claims have been more numerous and protracted in recent years due primarily to the lingering effect of the economic downturn and resulting unemployment levels. Results for the errors and omissions liability class were highly unprofitable in the first quarter of 2014 compared with near breakeven results in the same period of 2013. Results in the first quarter of 2014 reflected unfavorable prior year loss development whereas results in the first quarter of 2013 reflected favorable prior year loss reserve development. Results for the fiduciary liability class were highly profitable in the first quarter of both 2014 and 2013; results in both years reflected favorable prior year loss development.

Our surety business produced highly unprofitable results in the first quarter of 2014 compared with highly profitable results in the same period of 2013. Results in the first quarter of 2014 were adversely impacted by one large loss outside the United States. Our surety business tends to be characterized by losses that are infrequent but have the potential to be highly severe.

Reinsurance Assumed

Net premiums written from our reinsurance assumed business, which is in runoff, were not significant in the first quarter of 2014 or 2013. This business produced breakeven results in the first quarter of 2014 compared with profitable results in the same period of 2013. Results in the first quarter of 2013 benefited from favorable prior year loss development.

Catastrophe Risk Management

Our property and casualty subsidiaries have exposure to losses caused by natural perils such as hurricanes and other windstorms, earthquakes, severe winter weather and brush fires as well as from man-made catastrophic events such as terrorism. The frequency and severity of catastrophes are inherently unpredictable.

The extent of losses from a catastrophe is a function of both the total amount of insured exposure in an area affected by the event and the severity of the event. We regularly assess our concentrations of risk in catastrophe exposed areas globally and have strategies and underwriting standards to manage these exposures through individual risk selection, subject to regulatory constraints, and through the purchase of catastrophe reinsurance coverage. We use catastrophe modeling and a risk concentration management tool to monitor and control our accumulations of potential losses in catastrophe exposed areas in the United States, such as California and the gulf and east coasts, as well as in catastrophe exposed areas in other countries. The information provided by the catastrophe modeling and the risk concentration management tool has resulted in our non-renewing or reducing our exposure on some accounts and refraining from writing others.

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

Incurred but not reported (IBNR) reserve estimates are generally calculated by first projecting the ultimate cost of all claims that have occurred and then subtracting reported losses and loss expenses. Reported losses include cumulative paid losses and loss expenses plus case reserves. The IBNR reserve includes a provision for claims that have occurred but have not yet been reported to us, some of which are not yet known to the insured, as well as a provision for future development on reported claims. A relatively large proportion of our net loss reserves, particularly for long tail liability classes, are reserves for IBNR losses. In fact, about 70% of our aggregate net loss reserves at March 31, 2014 were for IBNR losses.

Our gross case and IBNR loss reserves and related reinsurance recoverable by class of business were as follows:

	Gross Loss Reserves			Reinsurance	Net Loss
March 31, 2014	Case	IBNR	Total	Recoverable	Reserves
	(in millions)

Personal insurance
Automobile	$269	$137	$406	$15	$391
Homeowners	471	395	866	57	809
Other	344	721	1,065	89	976

Total personal	1,084	1,253	2,337	161	2,176

Commercial insurance
Multiple peril	584	1,213	1,797	42	1,755
Casualty	1,463	5,477	6,940	388	6,552
Workers’ compensation	1,052	2,051	3,103	284	2,819
Property and marine	786	501	1,287	412	875

Total commercial	3,885	9,242	13,127	1,126	12,001

Specialty insurance
Professional liability	1,254	5,888	7,142	327	6,815
Surety	35	57	92	11	81

Total specialty	1,289	5,945	7,234	338	6,896

Total insurance	6,258	16,440	22,698	1,625	21,073

Reinsurance assumed	152	287	439	142	297

Total	$6,410	$16,727	$23,137	$1,767	$21,370

	Gross Loss Reserves			Reinsurance	Net Loss
December 31, 2013	Case	IBNR	Total	Recoverable	Reserves
	(in millions)

Personal insurance
Automobile	$265	$141	$406	$16	$390
Homeowners	414	357	771	56	715
Other	345	713	1,058	90	968

Total personal	1,024	1,211	2,235	162	2,073

Commercial insurance
Multiple peril	598	1,190	1,788	43	1,745
Casualty	1,565	5,398	6,963	387	6,576
Workers’ compensation	1,023	2,047	3,070	277	2,793
Property and marine	834	492	1,326	440	886

Total commercial	4,020	9,127	13,147	1,147	12,000

Specialty insurance
Professional liability	1,390	5,842	7,232	343	6,889
Surety	19	56	75	4	71

Total specialty	1,409	5,898	7,307	347	6,960

Total insurance	6,453	16,236	22,689	1,656	21,033
Reinsurance assumed	169	288	457	146	311

Total	$6,622	$16,524	$23,146	$1,802	$21,344

Loss reserves, net of reinsurance recoverable, increased by $26 million during the first quarter of 2014. Loss reserves related to our insurance business increased by $40 million during the first quarter of 2014, which reflected an increase of $57 million related to catastrophe losses and a decrease of approximately $25 million related to the effect of foreign currency translation due to the stronger U.S. dollar at March 31, 2014 compared with December 31, 2013. Loss reserves related to our reinsurance assumed business, which is in runoff, decreased by $14 million.

The increase in our homeowners gross loss reserves during the first quarter of 2014 was driven by catastrophe-related losses, non-catastrophe weather-related losses and fire losses. The decrease in gross loss reserves in the professional liability classes was due to lower case reserves as a result of paid claim activity during the first quarter of 2014.

In establishing the loss reserves of our property and casualty subsidiaries, we consider facts currently known and the present state of the law and coverage litigation. Based on all information currently available, we believe that the aggregate loss reserves at March 31, 2014 were adequate to cover claims for losses that had occurred as of that date, including both those known to us and those yet to be reported. However, as discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013, there are significant uncertainties inherent in the loss reserving process. It is therefore possible that management’s estimate of the ultimate liability for losses that had occurred as of March 31, 2014 may change, which could have a material effect on the Corporation’s results of operations and financial condition.

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

We estimate that we experienced overall favorable prior year development of about $160 million during the first quarter of 2014 compared with favorable prior year development of about $190 million in the same period of 2013, on loss reserves established as of the respective previous year end.

The favorable development in the first quarter of 2014 was primarily in the professional liability classes due to favorable loss experience related mainly to accident years 2007 and prior, in the commercial liability classes due to favorable loss experience related mainly to accident years 2012 and prior, and in the commercial property classes due mainly to lower than expected severity in the 2013 accident year. The favorable development in the first quarter of 2013 was primarily in the commercial property classes, partly due to lower than expected severity primarily in the 2012 accident year and, to a lesser extent, in the commercial liability classes due to continued favorable loss experience related mainly to accident years 2010 and prior, and in the professional liability classes due to favorable loss experience related mainly to accident years 2008 and prior.

Investment Results

Property and casualty investment income before taxes decreased by 3% in the first quarter of 2014 compared with the same period in 2013. The decrease was due to a decline in the average yield of our property and casualty subsidiaries’ investment portfolio, partially offset by the impact of a slight increase in our average invested assets. The decrease in the average yield of the investment portfolio resulted from lower reinvestment yields on securities that we purchased to replace fixed maturities that matured, were redeemed by the issuer or were sold since the first quarter of 2013. While the property and casualty subsidiaries generated substantial operating cash flows in the last nine months of 2013 and the first quarter of 2014, average invested assets were impacted by substantial dividend distributions made by the property and casualty subsidiaries to Chubb during 2013. Our property and casualty subsidiaries held only a slightly higher amount of average invested assets in the first quarter of 2014 compared with the same period in 2013.

The effective tax rate on our investment income was 18.8% in the first quarter of 2014 compared with 17.9% in the same period of 2013. The effective tax rate fluctuates as the proportion of tax exempt investment income relative to total investment income changes from period to period.

On an after-tax basis, property and casualty investment income decreased by 4% in the first quarter of 2014 compared with the same period in 2013. The after-tax annualized yield on our property and casualty subsidiaries’ investment portfolio was 2.80% and 2.93% in the first quarter of 2014 and 2013, respectively.

Other Income and Charges

Other income and charges, which includes miscellaneous income and expenses of the property and casualty subsidiaries, was not significant in the first quarter of 2014 and 2013.

Corporate and Other

Corporate and other comprises investment income earned on corporate invested assets, interest expense and other expenses not allocated to our operating subsidiaries and the results of our non-insurance subsidiaries.

Corporate and other produced a loss before taxes of $60 million in the first quarter of 2014 compared with a loss of $63 million for the same period of 2013.

Realized Investment Gains and Losses

Net realized investment gains and losses were as follows:

	Quarter Ended March 31
	2014	2013
	(in millions)

Net realized gains (losses)
Fixed maturities	$(3)	$11
Equity securities	66	55
Other invested assets	53	74

	116	140

Other-than-temporary impairment losses
Equity securities	—	(2)

	—	(2)

Realized investment gains before tax	$116	$138

Realized investment gains after tax	$75	$90

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

The net realized gains of the limited partnerships reported in the first quarter of 2014 and 2013 primarily reflected the positive performance of the global equity and high yield investment markets in the fourth quarter of 2013 and 2012, respectively.

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

Capital Resources

Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. At March 31, 2014, the Corporation had shareholders’ equity of $16.2 billion and total debt of $3.3 billion.

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

In January 2013, the Board of Directors authorized the repurchase of up to $1.3 billion of Chubb’s common stock. Repurchases under this authorization were completed in January 2014. On January 30, 2014, the Board of Directors authorized the repurchase of up to $1.5 billion of Chubb’s common stock. During the first quarter of 2014, under these two authorizations we repurchased 4,720,726 shares of Chubb’s common stock in open market transactions at a cost of $409 million. As of March 31, 2014, $1,198 million remained under the January 2014 authorization. This authorization has no expiration date. We expect to complete the repurchase of shares under this authorization by the end of January 2015, subject to market conditions and other factors.

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

Our property and casualty operations provide liquidity in that insurance premiums are generally received months or even years before losses are paid under the policies purchased by such premiums. Cash receipts from operations, consisting of insurance premiums and investment income, provide funds to pay losses, operating expenses and dividends to Chubb. Cash receipts in excess of required cash outflows can be used to build the investment portfolio, with the expectation of generating additional investment income in the future.

Our strong underwriting and investment results generated substantial positive operating cash flows in the first quarter of 2014 and 2013. The cash provided by the property and casualty subsidiaries’ operating activities decreased modestly in the first quarter of 2014 compared with the same period of 2013. The positive impact of modestly higher premium collections and slightly lower loss payments was offset by the impact of modestly higher tax payments in the first quarter of 2014 compared with the same period of 2013. During the first quarter of 2014, the cash used by the property and casualty subsidiaries for financing activities (primarily the payment of dividends to Chubb) exceeded the cash provided by the property and casualty subsidiaries’ operating activities by approximately $150 million. In the first quarter of 2014, dividends paid to Chubb by the property and casualty subsidiaries increased by $457 million compared with the comparable period of 2013 reflecting, in part, a difference in the timing of the payment of subsidiary dividends in 2013 and those paid and anticipated in 2014. During the first quarter of 2013, the cash provided by the operating activities of the property and casualty subsidiaries exceeded the cash used for financing activities by the property and casualty subsidiaries (primarily the payment of dividends to Chubb) by approximately $330 million.

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

During the first quarter of 2014, the property and casualty subsidiaries paid dividends of $561 million to Chubb. Whether any dividends the property and casualty subsidiaries may pay during the remainder of 2014 require regulatory approval will depend on the amount and timing of the dividend payments. As of March 31, 2014, the maximum aggregate dividend distribution that may be made by the subsidiaries to Chubb during the remainder of 2014 without prior regulatory approval was approximately $1.5 billion.

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

Our objective is to achieve an appropriate mix of taxable and tax exempt securities in our portfolio to balance both investment and tax strategies. At March 31, 2014, 62% of our U.S. fixed maturity portfolio was invested in tax exempt securities. At March 31, 2014, about 70% of our tax exempt securities were rated Aa or better, with about 20% rated Aaa. The average rating of our tax exempt securities was Aa. While about 15% of our tax exempt securities were insured, the effect of insurance on the average credit rating of these securities was insignificant. The insured tax exempt securities in our portfolio have been selected based on the quality of the underlying credit and not the value of the credit insurance enhancement.

At March 31, 2014, 4% of our taxable fixed maturity portfolio was invested in U.S. government and government agency and authority obligations other than mortgage-backed securities and had an average rating of Aa. About 50% of the U.S. government and government agency and authority obligations other than mortgage-backed securities were U.S. Treasury securities with an average rating of Aaa and the remainder were taxable bonds issued by states, municipalities and political subdivisions within the United States with an average rating of Aa.

At March 31, 2014, 52% of our taxable fixed maturity portfolio consisted of corporate bonds that were issued by a diverse group of U.S. and foreign issuers and had an average rating of A. About 55% of our corporate bonds were issued by U.S. companies and about 45% were issued by foreign companies. Our foreign corporate bonds included $62 million, $13 million and $10 million issued by companies, including banks, in Ireland, Spain and Italy, respectively. We held no bonds issued by companies in Greece or Portugal.

At March 31, 2014, 36% of our taxable fixed maturity portfolio was invested in foreign government and government agency obligations, which had an average rating of Aa. The foreign government and government agency obligations consisted of high quality securities, primarily issued by national governments and, to a lesser extent, government agencies, regional governments and supranational organizations. The five largest sovereign issuers within our portfolio were Canada, Germany, the United Kingdom, Australia and Brazil, which collectively accounted for about 75% of our total foreign government and government agency obligations. Another 8% of our total foreign government and government agency obligations were issued by supranational organizations. We held no sovereign securities issued by Portugal, Ireland, Italy, Greece or Spain. We did not hold any foreign government or government agency fixed maturities that have third party guarantees.

At March 31, 2014, 8% of our taxable fixed maturity portfolio was invested in mortgage-backed securities. About 95% of the mortgage-backed securities were rated Aaa. About half of the remaining 5% were below investment grade. Of the Aaa rated securities, 86% were call protected, commercial mortgage-backed securities (CMBS). All of our CMBS were senior securities with the highest level of credit support. The other 14% of the Aaa rated securities were residential mortgage-backed securities, consisting of government agency pass-through securities guaranteed by a government agency or a government sponsored enterprise and collateralized mortgage obligations backed by single family home mortgages.

The net unrealized appreciation before tax of our fixed maturities and equity securities carried at fair value was $2.2 billion at March 31, 2014 compared with net unrealized appreciation before tax of $1.9 billion at December 31, 2013. Such unrealized appreciation is reflected in accumulated other comprehensive income, net of applicable deferred income taxes.

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

At March 31, 2014 and December 31, 2013, a pricing service provided fair value amounts for approximately 99% of our fixed maturities. The prices we obtain from a pricing service and brokers generally are non-binding, but are reflective of current market transactions in the applicable financial instruments.

At March 31, 2014 and December 31, 2013, we held an insignificant amount of financial instruments in our investment portfolio for which a lack of market liquidity impacted our determination of fair value.

Item 4 — Controls and Procedures

As of March 31, 2014, an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) was performed under the supervision and with the participation of the Corporation’s management, including Chubb’s chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2014.

During the quarter ended March 31, 2014, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A — Risk Factors

The Corporation’s business is subject to a number of risks, including those identified in Item 1A of Chubb’s Annual Report on Form 10-K for the year ended December 31, 2013, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from fiscal period to fiscal period. The risks described in the Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could have a material effect on our business, results of operations, financial condition and/or liquidity.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes Chubb’s stock repurchased each month in the quarter ended March 31, 2014:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a)
				(in millions)
Period
January 2014	1,187,069	$90.46	1,187,069	$1,500

February 2014	2,799,557	85.06	2,799,557	1,262

March 2014	734,100	87.04	734,100	1,198

Total	4,720,726	86.73	4,720,726

(a)	On January 31, 2013, the Board of Directors authorized the repurchase of up to $1.3 billion of Chubb’s common stock. In January 2014, Chubb repurchased $107 million of Chubb’s common stock remaining under the January 31, 2013 authorization. On January 30, 2014, the Board of Directors authorized the repurchase of up to $1.5 billion of Chubb’s common stock. The January 30, 2014 authorization has no expiration date.

Item 6 — Exhibits

Exhibit Number		Description
	-	Material Contracts
10.1		Schedule of Salary Actions for Named Executive Officers incorporated by reference to Exhibit (10.1) of the registrant’s Current Report on Form 8-K filed on March 4, 2014.
10.2		Form of Performance Unit Award Agreement under The Chubb Corporation Long-Term Incentive Plan (2009) incorporated by reference to Exhibit (10.2) of the registrant’s Current Report on Form 8-K filed on March 4, 2014.
10.3		Form of Restricted Stock Unit Agreement under The Chubb Corporation Long-Term Incentive Plan (2009) incorporated by reference to Exhibit (10.3) of the registrant’s Current Report on Form 8-K filed on March 4, 2014.
10.4		The Chubb Corporation Long-Term Incentive Plan (2014) incorporated by reference to Annex A of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders held on April 29, 2014.

	-	Rule 13a-14(a)/15d-14(a) Certifications
31.1		Certification by John D. Finnegan filed herewith.
31.2		Certification by Richard G. Spiro filed herewith.

	-	Section 1350 Certifications
32.1		Certification by John D. Finnegan filed herewith.
32.2		Certification by Richard G. Spiro filed herewith.

	-	Interactive Data File
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Chubb Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHUBB CORPORATION

(Registrant)

By:	/s/ John J. Kennedy
John J. Kennedy
Senior Vice President and Chief Accounting Officer

Date: May 8, 2014