Form 10-Q
period 2014-06-30
CHUBB CORP
filed 2014-08-07
CIK 20171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of common stock outstanding as of June 30, 2014 was 240,483,744.

THE CHUBB CORPORATION

INDEX

Page Number
Part I. Financial Information:

Item 1 — Financial Statements:

Consolidated Statements of Income for the Three Months and Six Months Ended June 30, 2014 and 2013	1

Consolidated Statements of Comprehensive Income for the Three Months and Six Months Ended June 30, 2014 and 2013	2

Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013	3

Consolidated Statements of Shareholders’ Equity for the Six Months Ended June 30, 2014 and 2013	4

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013	5

Notes to Consolidated Financial Statements	6

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3 — Quantitative and Qualitative Disclosures About Market Risk	52

Item 4 — Controls and Procedures	52

Part II. Other Information:

Item 1A — Risk Factors	53

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 6 — Exhibits	54

Signatures	54

EX-10.2

EX-10.3

EX-31.1

EX-31.2

EX-32.1

EX-32.2

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT

Part I. FINANCIAL INFORMATION

Item 1 — Financial Statements

THE CHUBB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

PERIODS ENDED JUNE 30

(in millions)

	Second Quarter		Six Months
	2014	2013	2014	2013
Revenues
Premiums Earned	$3,064	$2,995	$6,093	$5,999
Investment Income	351	368	709	740
Other Revenues	2	9	5	12
Realized Investment Gains (Losses), Net
Total Other-Than-Temporary Impairment Losses on Investments	(5)	(5)	(5)	(7)
Other Realized Investment Gains, Net	130	184	246	324

Total Realized Investment Gains, Net	125	179	241	317

Total Revenues	3,542	3,551	7,048	7,068

Losses and Expenses
Losses and Loss Expenses	1,792	1,694	3,637	3,262
Amortization of Deferred Policy Acquisition Costs	630	617	1,252	1,204
Other Insurance Operating Costs and Expenses	366	358	722	717
Investment Expenses	9	13	20	26
Other Expenses	5	11	10	17
Corporate Expenses	62	62	126	130

Total Losses and Expenses	2,864	2,755	5,767	5,356

Income Before Federal and Foreign Income Tax	678	796	1,281	1,712
Federal and Foreign Income Tax	179	217	333	477

Net Income	$499	$579	$948	$1,235

Net Income Per Share

Basic	$2.03	$2.22	$3.84	$4.72
Diluted	2.03	2.21	3.83	4.69

Dividends Declared Per Share	.50	.44	1.00	.88

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

PERIODS ENDED JUNE 30

(in millions)

	Second Quarter		Six Months
	2014	2013	2014	2013
Net Income	$499	$579	$948	$1,235

Other Comprehensive Income (Loss), Net of Tax
Change in Unrealized Appreciation of Investments	238	(700)	473	(696)
Change in Postretirement Benefit Costs Not Yet Recognized in Net Income	5	14	11	31
Foreign Currency Translation Gains (Losses)	4	28	(15)	(22)

	247	(658)	469	(687)

Comprehensive Income (Loss)	$746	$(79)	$1,417	$548

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions)

	June 30 2014	December 31 2013
Assets

Invested Assets
Short Term Investments	$1,845	$2,114
Fixed Maturities (cost $36,313 and $35,959)	38,062	37,091
Equity Securities (cost $1,106 and $1,057)	1,969	1,810
Other Invested Assets	1,595	1,598

TOTAL INVESTED ASSETS	43,471	42,613

Cash	55	52
Accrued Investment Income	417	418
Premiums Receivable	2,420	2,284
Reinsurance Recoverable on Unpaid Losses and Loss Expenses	1,729	1,802
Prepaid Reinsurance Premiums	278	290
Deferred Policy Acquisition Costs	1,286	1,255
Deferred Income Tax	—	47
Goodwill	467	467
Other Assets	1,317	1,205

TOTAL ASSETS	$51,440	$50,433

Liabilities

Unpaid Losses and Loss Expenses	$23,127	$23,146
Unearned Premiums	6,588	6,423
Long Term Debt	3,300	3,300
Dividend Payable to Shareholders	122	110
Deferred Income Tax	259	—
Accrued Expenses and Other Liabilities	1,546	1,357

TOTAL LIABILITIES	34,942	34,336

Shareholders’ Equity

Common Stock - $1 Par Value; 371,980,460 Shares	372	372
Paid-In Surplus	129	171
Retained Earnings	22,604	21,902
Accumulated Other Comprehensive Income	1,504	1,035
Treasury Stock, at Cost - 131,496,716 and 123,673,969 Shares	(8,111)	(7,383)

TOTAL SHAREHOLDERS’ EQUITY	16,498	16,097

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$51,440	$50,433

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30

(in millions)

	2014	2013
Common Stock
Balance, Beginning of Year and End of Period	$372	$372

Paid-In-Surplus
Balance, Beginning of Year	171	178
Changes Related to Stock-Based Employee Compensation (includes tax benefit of $14 and $27)	(42)	(52)

Balance, End of Period	129	126

Retained Earnings
Balance, Beginning of Year	21,902	20,009
Net Income	948	1,235
Dividends Declared (per share $1.00 and $.88)	(246)	(229)

Balance, End of Period	22,604	21,015

Accumulated Other Comprehensive Income (Loss)
Unrealized Appreciation of Investments Including Unrealized Other-Than-Temporary Impairment Losses
Balance, Beginning of Year	1,225	2,013
Change During Period, Net of Tax	473	(696)

Balance, End of Period	1,698	1,317

Postretirement Benefit Costs Not Yet Recognized in Net Income
Balance, Beginning of Year	(253)	(717)
Change During Period, Net of Tax	11	31

Balance, End of Period	(242)	(686)

Foreign Currency Translation Gains
Balance, Beginning of Year	63	135
Change During Period, Net of Tax	(15)	(22)

Balance, End of Period	48	113

Accumulated Other Comprehensive Income, End of Period	1,504	744

Treasury Stock, at Cost
Balance, Beginning of Year	(7,383)	(6,163)
Repurchase of Shares	(784)	(649)
Shares Issued Under Stock-Based Employee Compensation Plans	56	78

Balance, End of Period	(8,111)	(6,734)

TOTAL SHAREHOLDERS’ EQUITY	$16,498	$15,523

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30

(in millions)

	2014	2013
Cash Flows from Operating Activities
Net Income	$948	$1,235
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Increase (Decrease) in Unpaid Losses and Loss Expenses, Net	87	(299)
Increase in Unearned Premiums, Net	192	158
Increase in Premiums Receivable	(136)	(130)
Amortization of Premiums and Discounts on Fixed Maturities	93	91
Depreciation	27	28
Realized Investment Gains, Net	(241)	(317)
Other, Net	(192)	(202)

Net Cash Provided by Operating Activities	778	564

Cash Flows from Investing Activities
Proceeds from Fixed Maturities
Sales	2,377	1,138
Maturities, Calls and Redemptions	2,067	2,353
Proceeds from Sales of Equity Securities	136	273
Purchases of Fixed Maturities	(4,884)	(4,053)
Purchases of Equity Securities	(97)	(92)
Investments in Other Invested Assets, Net	112	280
Decrease in Short Term Investments, Net	259	514
Change in Receivable or Payable from Security Transactions Not Settled, Net	278	165
Purchases of Property and Equipment, Net	(26)	(25)
Other, Net	(3)	—

Net Cash Provided by Investing Activities	219	553

Cash Flows from Financing Activities
Repayment of Long Term Debt	—	(275)
Decrease in Funds Held Under Deposit Contracts	(1)	(4)
Proceeds from Issuance of Common Stock Under Stock-Based Employee Compensation Plans	15	36
Repurchase of Shares	(774)	(634)
Dividends Paid to Shareholders	(234)	(223)

Net Cash Used in Financing Activities	(994)	(1,100)

Net Increase in Cash	3	17

Cash at Beginning of Year	52	50

Cash at End of Period	$55	$67

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

2) Invested Assets

(a) The amortized cost and fair value of fixed maturities and equity securities were as follows:

	June 30, 2014
	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
	(in millions)
Fixed maturities
Tax exempt	$18,168	$1,088	$36	$19,220

Taxable
U.S. government and government agency and authority obligations	1,245	43	2	1,286
Corporate bonds	8,809	405	20	9,194
Foreign government and government agency obligations	6,682	236	13	6,905
Residential mortgage-backed securities	229	22	1	250
Commercial mortgage-backed securities	1,180	28	1	1,207

	18,145	734	37	18,842

Total fixed maturities	$36,313	$1,822	$73	$38,062

Equity securities	$1,106	$878	$15	$1,969

	December 31, 2013
	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
	(in millions)
Fixed maturities
Tax exempt	$17,808	$802	$189	$18,421

Taxable
U.S. government and government agency and authority obligations	784	27	9	802
Corporate bonds	9,032	370	88	9,314
Foreign government and government agency obligations	6,719	206	35	6,890
Residential mortgage-backed securities	277	23	1	299
Commercial mortgage-backed securities	1,339	29	3	1,365

	18,151	655	136	18,670

Total fixed maturities	$35,959	$1,457	$325	$37,091

Equity securities	$1,057	$756	$3	$1,810

The fair value and amortized cost of fixed maturities at June 30, 2014 by contractual maturity were as follows:

	Fair Value	Amortized Cost
	(in millions)
Due in one year or less	$1,967	$1,946
Due after one year through five years	14,182	13,577
Due after five years through ten years	12,348	11,661
Due after ten years	8,108	7,720

	36,605	34,904
Residential mortgage-backed securities	250	229
Commercial mortgage-backed securities	1,207	1,180

	$38,062	$36,313

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

(b) The components of unrealized appreciation or depreciation, including unrealized other-than-temporary impairment losses, of investments carried at fair value were as follows:

	June 30 2014	December 31 2013
	(in millions)
Fixed maturities
Gross unrealized appreciation	$1,822	$1,457
Gross unrealized depreciation	73	325

	1,749	1,132

Equity securities
Gross unrealized appreciation	878	756
Gross unrealized depreciation	15	3

	863	753

	2,612	1,885
Deferred income tax liability	914	660

	$1,698	$1,225

The following table summarizes, for all investment securities in an unrealized loss position at June 30, 2014, the aggregate fair value and gross unrealized depreciation, including unrealized other-than-temporary impairment losses, by investment category and length of time that individual securities have continuously been in an unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
	(in millions)
Fixed maturities
Tax exempt	$441	$5	$1,069	$31	$1,510	$36

Taxable
U.S. government and government agency and authority obligations	510	—	36	2	546	2
Corporate bonds	502	2	1,097	18	1,599	20
Foreign government and government agency obligations	465	2	500	11	965	13
Residential mortgage-backed securities	2	—	6	1	8	1
Commercial mortgage-backed securities	55	—	40	1	95	1

	1,534	4	1,679	33	3,213	37

Total fixed maturities	1,975	9	2,748	64	4,723	73

Equity securities	62	15	—	—	62	15

	$2,037	$24	$2,748	$64	$4,785	$88

At June 30, 2014, approximately 570 individual fixed maturities and 10 individual equity securities were in an unrealized loss position. The Corporation does not have the intent to sell and it is not more likely than not that the Corporation will be required to sell these fixed maturities before the securities recover to their amortized cost value. In addition, the Corporation believes that none of the declines in the fair values of these fixed maturities relate to credit losses. The Corporation has the intent and ability to hold the equity securities in an unrealized loss position for a period of time sufficient to allow for the recovery of cost. The Corporation believes that none of the declines in the fair value of these fixed maturities and equity securities were other than temporary at June 30, 2014.

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

The change in unrealized appreciation or depreciation of investments carried at fair value, including the change in unrealized other-than-temporary impairment losses, was as follows:

	Periods Ended June 30
	Second Quarter		Six Months
	2014	2013	2014	2013
	(in millions)
Change in unrealized appreciation of fixed maturities	$255	$ (1,019)	$617	$(1,215)
Change in unrealized appreciation of equity securities	111	(57)	110	145

	366	(1,076)	727	(1,070)
Deferred income tax (credit)	128	(376)	254	(374)

	$238	$(700)	$473	$(696)

(c) Realized investment gains and losses were as follows:

	Periods Ended June 30
	Second Quarter		Six Months
	2014	2013	2014	2013
	(in millions)
Fixed maturities
Gross realized gains	$69	$14	$77	$27
Gross realized losses	(17)	(8)	(28)	(10)
Other-than-temporary impairment losses	(4)	—	(4)	—

	48	6	45	17

Equity securities
Gross realized gains	23	119	89	174
Other-than-temporary impairment losses	(1)	(5)	(1)	(7)

	22	114	88	167

Other invested assets	55	59	108	133

	$125	$179	$241	$317

(d) As of June 30, 2014 and December 31, 2013, fixed maturities still held by the Corporation for which a portion of their other-than-temporary impairment losses were recognized in other comprehensive income had cumulative credit-related losses of $19 million and $20 million, respectively, recognized in net income.

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

The components of other comprehensive income or loss were as follows:

	Periods Ended June 30, 2014
	Second Quarter			Six Months
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
	(in millions)
Net unrealized holding gains arising during the period	$436	$153	$283	$860	$301	$559
Reclassification adjustment for net realized gains included in net income	70	25	45	133	47	86

Net unrealized gains recognized in other comprehensive income	366	128	238	727	254	473

Reclassification adjustment for the amortization of net actuarial loss and prior service cost included in net income (a)	(8)	(3)	(5)	(17)	(6)	(11)

Net change in postretirement benefit costs not yet recognized in net income	8	3	5	17	6	11

Foreign currency translation gains (losses)	6	2	4	(22)	(7)	(15)

Total other comprehensive income	$380	$133	$247	$722	$253	$469

(a) Postretirement benefit costs recognized in net income during the period are included among several of the loss and expense components presented in the consolidated statements of income.

	Periods Ended June 30, 2013
	Second Quarter			Six Months
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
	(in millions)
Net unrealized holding losses arising during the period	$(956)	$(334)	$(622)	$(886)	$(310)	$(576)
Reclassification adjustment for net realized gains included in net income	120	42	78	184	64	120

Net unrealized losses recognized in other comprehensive loss	(1,076)	(376)	(700)	(1,070)	(374)	(696)

Postretirement benefit gain (loss) not yet recognized in net income arising during the period	(1)	(1)	—	1	—	1
Reclassification adjustment for the amortization of net actuarial loss and prior service cost included in net income (a)	(23)	(9)	(14)	(47)	(17)	(30)

Net change in postretirement benefit costs not yet recognized in net income	22	8	14	48	17	31

Foreign currency translation gains (losses)	42	14	28	(35)	(13)	(22)

Total other comprehensive loss	$(1,012)	$(354)	$(658)	$(1,057)	$(370)	$(687)

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

Revenues and income before income tax of each operating segment were as follows:

	Periods Ended June 30
	Second Quarter		Six Months
	2014	2013	2014	2013
	(in millions)
Revenues
Property and casualty insurance
Premiums earned
Personal insurance	$1,102	$1,050	$2,178	$2,081
Commercial insurance	1,305	1,299	2,605	2,607
Specialty insurance	656	645	1,309	1,311

Total insurance	3,063	2,994	6,092	5,999

Reinsurance assumed	1	1	1	—

	3,064	2,995	6,093	5,999

Investment income	345	361	696	724

Total property and casualty insurance	3,409	3,356	6,789	6,723

Corporate and other	8	16	18	28
Realized investment gains, net	125	179	241	317

Total revenues	$3,542	$3,551	$7,048	$7,068

Income (loss) before income tax
Property and casualty insurance
Underwriting
Personal insurance	$45	$75	$47	$225
Commercial insurance	71	124	182	319
Specialty insurance	140	96	222	191

Total insurance	256	295	451	735

Reinsurance assumed	1	6	1	10

	257	301	452	745
Increase in deferred policy acquisition costs	21	16	34	57

Underwriting income	278	317	486	802

Investment income	336	349	677	700

Other income (charges)	(2)	9	(4)	14

Total property and casualty insurance	612	675	1,159	1,516

Corporate and other	(59)	(58)	(119)	(121)
Realized investment gains, net	125	179	241	317

Total income before income tax	$678	$796	$1,281	$1,712

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

The methods and assumptions used to estimate the fair values of financial instruments are as follows:

(i)	The carrying value of short term investments approximates fair value due to the short maturities of these investments.

(ii)	Fair values of fixed maturities are determined by management, utilizing prices obtained from a third party, nationally recognized pricing service or, in the case of securities for which prices are not provided by a pricing service, from third party brokers. For fixed maturities that have quoted prices in active markets, market quotations are provided. For fixed maturities that do not trade on a daily basis, the pricing service and brokers provide fair value estimates using a variety of inputs including, but not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, reference data, prepayment rates and measures of volatility. Management reviews on an ongoing basis the reasonableness of the methodologies used by the relevant pricing service and brokers. In addition, management, using the prices received for the securities from the pricing service and brokers, determines the aggregate portfolio price performance and reviews it against applicable indices. If management believes that significant discrepancies exist, it will discuss these with the relevant pricing service or broker to resolve the discrepancies.

(iii)	Fair values of equity securities are determined by management, utilizing quoted market prices.

(iv)	Fair values of long term debt issued by Chubb are determined by management, utilizing prices obtained from a third party, nationally recognized pricing service.

The carrying values and fair values of financial instruments were as follows:

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Assets
Invested assets
Short term investments	$1,845	$1,845	$2,114	$2,114
Fixed maturities	38,062	38,062	37,091	37,091
Equity securities	1,969	1,969	1,810	1,810

Liabilities
Long term debt	3,300	3,989	3,300	3,806

At June 30, 2014 and December 31, 2013, a pricing service provided fair value amounts for approximately 99% of the Corporation’s fixed maturities. The prices obtained from a pricing service and brokers generally are non-binding, but are reflective of current market transactions in the applicable financial instruments.

At June 30, 2014 and December 31, 2013, the Corporation held an insignificant amount of financial instruments in its investment portfolio for which a lack of market liquidity impacted the determination of fair value.

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

Level 3 – Significant unobservable inputs.

The fair value of financial instruments categorized based upon the lowest level of input that was significant to the fair value measurement was as follows:

	June 30, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Short term investments	$284	$1,561	$—	$1,845

Fixed maturities
Tax exempt	—	19,216	4	19,220

Taxable
U.S. government and government agency and authority obligations	—	1,286	—	1,286
Corporate bonds	—	9,066	128	9,194
Foreign government and government agency obligations	—	6,896	9	6,905
Residential mortgage-backed securities	—	246	4	250
Commercial mortgage-backed securities	—	1,196	11	1,207

	—	18,690	152	18,842

Total fixed maturities	—	37,906	156	38,062

Equity securities	1,963	—	6	1,969

	$2,247	$39,467	$162	$41,876

Liabilities
Long term debt	$—	$3,989	$—	$3,989

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Short term investments	$399	$1,715	$—	$2,114

Fixed maturities
Tax exempt	—	18,416	5	18,421

Taxable
U.S. government and government agency and authority obligations	—	802	—	802
Corporate bonds	—	9,179	135	9,314
Foreign government and government agency obligations	—	6,881	9	6,890
Residential mortgage-backed securities	—	293	6	299
Commercial mortgage-backed securities	—	1,345	20	1,365

	—	18,500	170	18,670

Total fixed maturities	—	36,916	175	37,091

Equity securities	1,803	—	7	1,810

	$2,202	$38,631	$182	$41,015

Liabilities
Long term debt	$—	$3,806	$—	$3,806

6) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Periods Ended June 30
	Second Quarter		Six Months
	2014	2013	2014	2013
	(in millions, except for per share amounts)
Basic earnings per share:
Net income	$499	$579	$948	$1,235

Weighted average shares outstanding	245.7	260.5	247.1	261.9

Basic earnings per share	$2.03	$2.22	$3.84	$4.72

Diluted earnings per share:
Net income	$499	$579	$948	$1,235

Weighted average shares outstanding	245.7	260.5	247.1	261.9
Additional shares from assumed issuance of shares under stock-based compensation awards	.5	1.0	.6	1.3

Weighted average shares and potential shares assumed outstanding for computing diluted earnings per share	246.2	261.5	247.7	263.2

Diluted earnings per share	$2.03	$2.21	$3.83	$4.69

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition of the Corporation as of June 30, 2014 compared with December 31, 2013 and the results of operations for the six months and three months ended June 30, 2014 and 2013. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes contained in this report and the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

Cautionary Statement Regarding Forward-Looking Information

Certain statements in this document are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 (PSLRA). These forward-looking statements are made pursuant to the safe harbor provisions of the PSLRA and include statements regarding market conditions in 2014, including premium volume, rate trends, the pricing environment and competition; the cost of our property reinsurance program in 2014; our loss reserve and reinsurance recoverable estimates; property and casualty investment income after taxes for the full year 2014; the repurchase of common stock under our share repurchase program; and our financial position, capital adequacy and funding of liquidity needs. Forward-looking statements frequently can be identified by words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “predict,” “potential,” “continue,” or other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. These statements are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties, which include, among others, those discussed or identified in our Annual Report on Form 10-K for the year ended December 31, 2013 and from time to time in our other public filings with the Securities and Exchange Commission and those associated with:

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

•

Net income was $948 million in the first six months of 2014 and $499 million in the second quarter compared with $1.2 billion and $579 million, respectively, in the same periods of 2013. Net income was lower in the first six months and second quarter of 2014 compared with the same periods of 2013 due to lower operating income and, to a lesser extent, lower net realized investment gains. We define operating income as net income excluding realized investment gains and losses after tax.

•

Operating income was $792 million in the first six months of 2014 and $418 million in the second quarter compared with $1.0 billion and $463 million, respectively, in the same periods of 2013. The lower operating income in the 2014 periods was due primarily to lower underwriting income in our property and casualty insurance business, particularly in the first six months and, to a lesser extent, a decrease in property and casualty investment income. Management uses operating income, a non-GAAP financial measure, among other measures, to evaluate its performance because the realization of investment gains and losses in any period could be discretionary as to timing and can fluctuate significantly, which could distort the analysis of operating trends.

•

Underwriting results were profitable in the first six months of 2014 compared with highly profitable results in the same period of 2013. Underwriting results were highly profitable in the second quarter of both years. Our combined loss and expense ratio was 91.6% in the first six months of 2014 and 90.0% in the second quarter compared with 86.7% and 88.8% in the respective periods of 2013. Results were less profitable in the first six months of 2014 compared to the same period of 2013 due primarily to a higher current accident year loss ratio excluding catastrophes and, to a lesser extent, a higher impact of catastrophes and a lower amount of favorable prior year loss development. Results were less profitable in the second quarter of 2014 compared to the same period of 2013 due primarily to a higher current accident year loss ratio excluding catastrophes and, to a lesser extent, a lower amount of favorable prior year loss development, offset in part by a lower impact of catastrophes. The impact of catastrophes accounted for 5.7 percentage points of the combined ratio in the first six months of 2014 and 4.8 percentage points in the second quarter compared with 4.3 and 7.9 percentage points, respectively, in the same periods of 2013.

•

During the first six months and second quarter of 2014, we estimate that we experienced overall favorable prior year loss development of about $325 million and $165 million, respectively, on loss reserves established as of the previous year end. We estimate that during the first six months and second quarter of 2013, we experienced overall favorable prior year loss development of about $405 million and $215 million, respectively. In each period we experienced favorable prior year loss development in each segment of our insurance business.

•

Total net premiums written increased by 2% in the first six months of 2014 and 4% in the second quarter compared with the same periods of 2013. Net premiums written in the United States increased by 4% in the first six months of 2014 and 5% in the second quarter. Net premiums written outside the United States decreased by 3% in the first six months of 2014 and increased by 1% in the second quarter in U.S. dollars. When measured in local currencies, such premiums were flat in the first six months of 2014 and increased modestly in the second quarter.

•

Property and casualty investment income after tax decreased by 4% in the first six months and second quarter of 2014 compared with the same periods of 2013, due to a decline in the average yield on our investment portfolio. Management uses property and casualty investment income after tax, a non-GAAP financial measure, to evaluate its investment results because it reflects the impact of any change in the proportion of tax exempt investment income to total investment income and is therefore more meaningful for analysis purposes than investment income before income tax.

•

Net realized investment gains before tax were $241 million ($156 million after tax) in the first six months of 2014 and $125 million ($81 million after tax) in the second quarter compared with $317 million ($206 million after tax) and $179 million ($116 million after tax), respectively, in the same periods of 2013. The net realized gains in the first six months of 2014 were primarily related to investments in limited partnerships, which generally are reported on a one quarter lag, sales of equity securities and, to a lesser extent, sales of fixed maturity securities. The net realized gains in the second quarter of 2014 were primarily related to investments in limited partnerships, sales of fixed maturity securities and, to a lesser extent, sales of equity securities. In the first six months and second quarter of 2013, net realized investment gains included the recognition of a gain in connection with the business combination of an issuer in which we held equity securities and warrants. The remaining net realized gains in the 2013 periods were primarily related to investments in limited partnerships and sales of equity securities.

A summary of our consolidated net income is as follows:

	Periods Ended June 30
	Six Months		Second Quarter
	2014	2013	2014	2013
	(in millions)
Property and casualty insurance	$1,159	$1,516	$612	$675
Corporate and other	(119)	(121)	(59)	(58)

Consolidated operating income before income tax	1,040	1,395	553	617
Federal and foreign income tax	248	366	135	154

Consolidated operating income	792	1,029	418	463
Realized investment gains after income tax	156	206	81	116

Consolidated net income	$948	$1,235	$499	$579

Property and Casualty Insurance

A summary of the results of operations of our property and casualty insurance business is as follows:

	Periods Ended June 30
	Six Months		Second Quarter
	2014	2013	2014	2013
	(in millions)
Underwriting
Net premiums written	$6,285	$6,157	$3,223	$3,100
Increase in unearned premiums	(192)	(158)	(159)	(105)

Premiums earned	6,093	5,999	3,064	2,995

Losses and loss expenses	3,637	3,262	1,792	1,694
Operating costs and expenses	1,983	1,974	1,004	991
Increase in deferred policy acquisition costs	(34)	(57)	(21)	(16)
Dividends to policyholders	21	18	11	9

Underwriting income	486	802	278	317

Investments
Investment income before expenses	696	724	345	361
Investment expenses	19	24	9	12

Investment income	677	700	336	349

Other income (charges)	(4)	14	(2)	9

Property and casualty income before tax	$1,159	$1,516	$612	$675

Property and casualty investment income after tax	$552	$574	$275	$286

Property and casualty income before tax was lower in the first six months and second quarter of 2014 compared with the same periods of 2013. The lower income in the 2014 periods was due to lower underwriting income, particularly in the first six months and, to a lesser extent, a decrease in investment income. The decrease in underwriting income in the first six months of 2014 compared with the same period of 2013 was primarily attributable to a higher current accident year loss ratio excluding catastrophes and, to a lesser extent, a higher impact of catastrophes and a lower amount of favorable prior year loss development. The decrease in underwriting income in the second quarter of 2014 compared with the same period of 2013 was due primarily to a higher current accident year loss ratio excluding catastrophes and, to a lesser extent, a lower amount of favorable prior year loss development, offset in part by a lower impact of catastrophes. The decrease in investment income in the first six months and second quarter of 2014 compared with the same periods of 2013 was due to a decline in the average yield on our investment portfolio.

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

Net Premiums Written

Net premiums written were $6.3 billion in the first six months of 2014 and $3.2 billion in the second quarter compared with $6.2 billion and $3.1 billion, respectively, in the same periods of 2013. Net premiums written by business unit were as follows:

	Six Months Ended June 30			Quarter Ended June 30
	2014	2013	% Incr.	2014	2013	% Incr.
	(in millions)			(in millions)
Personal insurance	$2,222	$2,141	4%	$1,209	$1,154	5%
Commercial insurance	2,783	2,759	1	1,358	1,319	3
Specialty insurance	1,279	1,258	2	655	626	5

Total insurance	6,284	6,158	2	3,222	3,099	4
Reinsurance assumed	1	(1)	*	1	1	*

Total	$6,285	$6,157	2	$3,223	$3,100	4

*	The change in net premiums written is not presented for this business unit since it is in runoff.

Net premiums written increased by 2% in the first six months of 2014 and 4% in the second quarter compared with the same periods of 2013. Net premiums written in the United States, which represented 75% of our total net premiums written in the first six months of 2014, increased by 4% in the first six months of 2014 and 5% in the second quarter. Net premiums written outside the United States decreased by 3% in the first six months of 2014 and increased by 1% in the second quarter in U.S. dollars. When measured in local currencies, such premiums were flat in the first six months of 2014 and increased modestly in the second quarter.

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

Growth in net premiums written in the United States in the first six months and second quarter of 2014 occurred in each segment of our business, with the most significant growth occurring in our personal insurance segment. Net premiums written in the United States increased modestly in the first six months and second quarter of 2014 in our commercial and specialty insurance segments. Growth in our personal insurance business in the first six months and second quarter of 2014 was attributable to higher rates upon renewal, higher insured exposures, strong retention of existing business, and new business. In the first six months and second quarter of 2014, net premiums written in our commercial insurance segment and our professional liability business, which is the predominant component of our specialty insurance segment, reflected higher rates, higher retention levels and an increase in new business compared with the same periods of 2013.

Average renewal rates for our personal insurance business in the United States were up modestly in the first six months and second quarter of 2014, driven particularly by our homeowners and excess liability classes of business. Retention levels in our personal insurance business in the United States remained strong in the first six months and second quarter of 2014. Average renewal rates in the first six months and second quarter of 2014 in the United States were up in both our commercial insurance and professional liability businesses, but more so in our professional liability business. The amounts of coverage purchased or the insured exposures, both of which are bases upon which we calculate the premiums we charge, were down slightly in our commercial insurance and professional liability businesses in the first six months and second quarter of 2014 compared with the same periods in 2013. We continued to retain a high percentage of our existing commercial insurance and professional liability business in the United States. Renewal retention levels in the first six months and second quarter of 2014 were modestly higher in our commercial insurance and professional liability businesses compared with those in the same periods of 2013. We continued to seek renewal rate increases in most of the classes within the commercial insurance and professional liability businesses and to take underwriting actions to improve profitability. As components of our business have approached rate adequacy due to pricing and underwriting actions over the last several years, the level of renewal rate increases has moderated and we have achieved higher retention levels. The level of new business in the United States was higher in both our commercial insurance and professional liability businesses in the first six months and second quarter of 2014 compared with the same periods of 2013.

Outside the United States, net premiums written decreased in each segment of our business in the first six months of 2014 compared with the same period of 2013. The most significant decrease occurred in our personal insurance segment driven by the effect of foreign currency translation. In the second quarter of 2014, increases in net premiums written outside the United States in our commercial and specialty insurance segments were partially offset by a decrease in our personal insurance segment. Net premiums written outside the United States excluding the effect of foreign currency translation were flat in each segment of our business in the first six months of 2014. Such premiums grew in the second quarter of 2014 in each segment of our business, but less so in the personal insurance segment.

Net premiums written in our personal insurance business outside the United States in the first six months and second quarter of 2014 reflected a modest overall average renewal rate increase, driven by a significant increase in our automobile business. Average renewal rates outside the United States were up slightly in both our commercial insurance and our professional liability businesses in the first six months and second quarter of 2014. Retention levels outside the United States were about the same for our commercial insurance and professional liability businesses in the first six months and second quarter of 2014 compared with the same periods of 2013. For our commercial insurance business, the level of new business written outside the United States was flat in the first six months of 2014 and modestly higher in the second quarter compared with the same periods of 2013. For our professional liability business, the level of new business written outside the United States was modestly higher in the first six months and second quarter of 2014 compared with the same periods of 2013.

We expect our net premiums written for the full year 2014 will increase at a rate similar to or slightly higher than the rate in the first half of the year, with an insignificant impact from foreign currency translation, assuming average foreign currency to U.S. dollar exchange rates for the remainder of the year remain similar to June 30, 2014 levels. We expect that market conditions will remain competitive but that the positive pricing environment, particularly in the United States, will continue during the remainder of 2014. However, we expect that the average renewal rate increases achieved in some of our commercial and professional liability classes of business may be at levels below those achieved in recent years.

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

We renewed our primary traditional property catastrophe treaties and our commercial property per risk treaty in April 2014 with limit structures similar to the expiring treaties. Certain coverage provided under the North American catastrophe treaty was modestly enhanced. The supplemental catastrophe reinsurance that provides coverage for our exposures in the northeast United States was renewed in June 2014 on terms similar to the expiring coverage. In March 2014, we arranged for the purchase of reinsurance through the issuance of a catastrophe bond to replace the portion of a catastrophe bond that expired in March 2014.

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

The catastrophe bond arrangements provide reinsurance coverage for specific types of losses in specific geographic locations. They are generally designed to supplement coverage provided under the North American catastrophe treaty. We currently have three catastrophe bond arrangements in effect that expire between 2015 and 2018. We have a $250 million reinsurance arrangement that expires in March 2015 and a $270 million reinsurance arrangement that incepted in March 2014 and expires in March 2018. Both of these catastrophe bond arrangements provide coverage for our exposure to homeowners and commercial losses related to certain perils, including hurricanes, earthquakes, severe thunderstorms and winter storms in twelve states in the northeast United States and the District of Columbia. The $270 million reinsurance arrangement provides similar coverage for named storms in addition to hurricanes. We also have a $150 million reinsurance arrangement that expires in March 2016 that provides coverage for homeowners-related hurricane and severe thunderstorm losses in eight states along the southern U.S. coastline.

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

For hurricane events in Florida, in addition to the coverage provided by the North American catastrophe treaty and the $150 million catastrophe bond arrangement discussed above, we have reinsurance from the Florida Hurricane Catastrophe Fund, which is a state-mandated fund designed to reimburse insurers for a portion of their residential catastrophic hurricane losses. Our participation in this program, for which the most recent annual period began on June 1, 2014, provides coverage of 90% of homeowners-related hurricane losses in Florida in excess of our initial retention of $160 million per event. Under the terms of the program, our aggregate recoveries during the annual coverage period are limited to approximately $385 million, based on our current level of participation.

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

Our commercial property per risk treaty provides coverage for property exposures both inside and outside the United States. Depending upon the currency in which the covered insurance policy was issued, the treaty provides coverage per risk of approximately $565 million to $830 million in excess of our initial retention, which is generally between $25 million and $35 million.

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

The renewal rates associated with the North American catastrophe treaty, the catastrophe treaty that covers events outside the United States, the commercial property per risk treaty and the supplemental catastrophe reinsurance were lower than the rates for the expiring treaties. The costs related to the reinsurance purchased through the issuance of the catastrophe bond in March 2014 were also lower than those related to the expiring bond. We therefore expect that the overall cost of our property reinsurance program will be lower in 2014 than in 2013.

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

An accident year is the calendar year in which a loss occurs or, in the case of claims-made policies, the calendar year in which a loss is reported. The total losses and loss expenses incurred for a particular calendar year include current accident year losses and loss expenses as well as any increases or decreases to our estimates of losses and loss expenses that occurred in all prior accident years, which we refer to as prior year loss development.

Underwriting results were profitable in the first six months of 2014 compared with highly profitable results in the same period of 2013. Underwriting results were highly profitable in the second quarter of both years. The combined loss and expense ratio for our overall property and casualty business was as follows:

	Periods Ended June 30
	Six Months		Second Quarter
	2014	2013	2014	2013

Loss ratio	59.9%	54.5%	58.7%	56.7%
Expense ratio	31.7	32.2	31.3	32.1

Combined ratio	91.6%	86.7%	90.0%	88.8%

The loss ratio was higher in the first six months of 2014 and modestly higher in the second quarter compared with the same periods of 2013. The higher loss ratio in the first six months of 2014 compared with the same period of 2013 was due primarily to a higher current accident year loss ratio excluding catastrophes and, to a lesser extent, a higher impact of catastrophes and a lower amount of favorable prior year loss development. The higher loss ratio in the second quarter of 2014 compared with the same period in 2013 was due primarily to a higher current accident year loss ratio excluding catastrophes and, to a lesser extent, a lower amount of favorable prior year loss development, offset in part by a lower impact of catastrophes. In our personal insurance segment, the current accident year loss ratio excluding catastrophes was significantly higher in the first six months and second quarter of 2014 compared with the same periods of 2013. The higher current accident year loss ratio excluding catastrophes in our personal insurance segment was driven by an increase in both fire losses and non-catastrophe weather-related losses in our homeowners business compared with the 2013 periods. The current accident year loss ratio excluding catastrophes for our commercial insurance segment was slightly higher in the first six months of 2014 and modestly higher in the second quarter compared with the same periods of 2013. The higher current accident year loss ratio excluding catastrophes of our commercial insurance segment in the second quarter of 2014 compared to the same period of 2013 was driven by an increase in large fire losses and non-catastrophe weather-related losses primarily in our property and marine business. The current accident year loss ratio of our specialty insurance segment was similar in the first six months of 2014 and 2013, and was modestly lower in the second quarter of 2014 compared to the same period in 2013. The ratio in the first six months of 2014 was adversely impacted by a single, substantial surety loss in the first quarter.

Our underwriting profitability in any given period will be affected by the impact of catastrophes in that period. We define a catastrophe as an event that is estimated to cause $25 million or more in industry-wide insured property losses and affects a significant number of policyholders and insurers.

The net impact of catastrophes in the first six months of 2014 was $345 million, which represented 5.7 percentage points of the combined ratio, compared with $255 million or 4.3 percentage points in the same period of 2013. The net impact of catastrophes in the second quarter of 2014 was $146 million, which represented 4.8 percentage points of the combined ratio, compared with $237 million or 7.9 percentage points in the same period of 2013. A significant portion of the catastrophe losses in the first six months of 2014 related to weather-related events in the United States, including a severe winter freeze event in the first quarter which affected a widespread area of the United States. A significant portion of the catastrophe losses in the first six months of 2013 related to several severe storms in the central United States, as well as flooding in southern Alberta, Canada, primarily in the second quarter.

The individually significant events that contributed to catastrophe costs, including losses and any related reinsurance reinstatement premiums, during the first six months of 2014 and 2013 were as follows:

(in millions)

2014
Winter freeze – 17 states in the United States – January 2014	$130
Other events	215

Total	$345

2013
Flooding – Alberta, Canada – June 2013	$85
Other events	170

Total	$255

The net impact of catastrophes in the first six months and second quarter of 2014 reflected $8 million and $1 million, respectively, of favorable prior year loss development. This compares to favorable prior year loss development of $6 million and $3 million, respectively, in the same periods of 2013.

The expense ratio was slightly lower in the first six months and second quarter of 2014 compared with the same periods of 2013. The lower ratio in the 2014 periods was due primarily to a slight decrease in overhead expenses and an increase in net premiums written, offset in part by a slight increase in commissions.

Review of Underwriting Results by Business Unit

Personal Insurance

Net premiums written from personal insurance, which represented 36% of our premiums written in the first six months of 2014, increased by 4% in the first six months of 2014 and 5% in the second quarter compared with the same periods of 2013. Net premiums written for the classes of business within the personal insurance segment were as follows:

	Six Months Ended June 30		% Incr.	Quarter Ended June 30
	2014	2013	(Decr.)	2014	2013	% Incr.
	(in millions)			(in millions)
Automobile	$368	$371	(1)%	$195	$195	—%
Homeowners	1,358	1,304	4	766	734	4
Other	496	466	6	248	225	10

Total personal	$2,222	$2,141	4	$1,209	$1,154	5

The increase in net premiums written in our personal insurance business in the first six months and second quarter of 2014 was driven by growth inside the United States. Premium growth occurred in all classes of our personal insurance business in the first six months and second quarter of 2014 inside the United States. Net premiums written outside the United States decreased in the first six months and second quarter of 2014, due to the negative impact of foreign currency translation. The overall growth in our personal insurance business was attributable to higher rates upon renewal, higher insured exposures, strong retention of existing business, and new business. Net premiums written for our personal automobile business decreased slightly in the first six months of 2014 and were flat in the second quarter compared with the same periods of 2013, as growth in the United States was offset by a decline in premiums written outside the United States. The decrease in net premiums written outside the United States was due to the negative impact of foreign currency translation. Personal automobile premiums written outside the United States represent about 40% of our annual worldwide personal automobile business, with more than half written in Brazil. Premiums in our homeowners business increased modestly in the first six months and second quarter of 2014 compared with the same periods of 2013, driven by growth in the United States, reflecting higher renewal rates, increases in the values insured on existing policies, as well as strong retention. Homeowners premiums outside the United States decreased in the first six months and second quarter of 2014 compared with the same periods of 2013, due to the negative impact of foreign currency translation. Premiums from our other personal business, which includes accident and health, excess liability and yacht coverages, increased in the first six months and second quarter of 2014 compared with the same periods of 2013, driven by significant growth inside the United States. Premiums from our other personal business written outside the United States decreased in the first six months and second quarter of 2014 compared with the same periods of 2013. The decrease in both periods reflected the negative impact of foreign currency translation. Premiums from our accident and health business increased in the first six months and second quarter of 2014. The increase was more significant in the second quarter, driven by growth inside the United States. Accident and health premiums written outside the United States decreased in the first six months and second quarter of 2014. Premiums for our excess liability business, most of which is written in the United States, grew significantly in the first six months and second quarter of 2014.

Our personal insurance business produced profitable underwriting results in the first six months and second quarter of 2014 compared with highly profitable results in the same periods of 2013. The combined loss and expense ratios for the classes of business within the personal insurance segment were as follows:

	Periods Ended June 30
	Six Months		Second Quarter
	2014	2013	2014	2013

Automobile	98.5%	94.7%	95.6%	95.3%
Homeowners	98.3	84.5	92.2	86.9
Other	92.8	93.6	93.1	93.3
Total personal	97.2	88.2	92.7	89.6

The deterioration in the underwriting results for our personal insurance business in the first six months of 2014 compared with the same period of 2013 was driven mainly by less profitable results in our homeowners business, due to a higher impact of fire losses and non-catastrophe weather-related losses, and to a lesser extent, a higher impact of catastrophes. The less profitable results for our personal insurance business in the second quarter of 2014 compared with the same period of 2013 were also driven by less profitable results in our homeowners business, mainly due to a higher impact of fire losses and non-catastrophe weather-related losses, offset in part by a lower impact of catastrophes. The impact of catastrophes represented 9.3 percentage points of the combined ratio for our personal insurance business in the first six months of 2014 and 7.5 percentage points in the second quarter compared with 8.3 and 12.7 percentage points, respectively, in the same periods of 2013.

Our personal automobile business produced profitable results in the first six months of 2014 and 2013, but more so in the 2013 period. The more profitable results in the first six months of 2013 were driven by more profitable results in the United States, which benefited from a modest amount of favorable prior year loss development. Results for this business were similarly profitable in the second quarter of both years as improved current accident year results in the 2014 period were offset by a lower amount of favorable prior year loss development compared to the same period of 2013. Results outside the United States for the first six months and the second quarter of 2014 and 2013 were near breakeven.

Homeowners results were profitable in the first six months and second quarter of 2014, compared with highly profitable results in the same periods of 2013. The less profitable results in the first six months of 2014 were due to a higher current accident year loss ratio excluding catastrophes, driven by an increase in fire losses and non-catastrophe weather-related losses, and, to a lesser extent, a higher impact of catastrophes. The less profitable results in the second quarter of 2014 were due primarily to a higher current accident year loss ratio excluding catastrophes, driven by an increase in fire losses and non-catastrophe weather-related losses, offset in part by a lower impact of catastrophes. Catastrophe losses represented 15.0 percentage points of the combined ratio for this class in the first six months of 2014 and 12.1 percentage points in the second quarter compared with 13.1 and 20.1 percentage points, respectively, in the same periods of 2013.

Our other personal business produced profitable results in the first six months and second quarter of 2014 and 2013. Our accident and health business produced modestly profitable results in the first six months of 2014 and 2013 and slightly profitable results in the second quarter of both years. In the United States, results for this business were profitable in the first six months and second quarter of both years. Results for this business outside the United States were modestly unprofitable in the first six months and second quarter of both years. Results for our personal excess liability business were similarly profitable in the first six months and second quarter of both years. Results for this business in each period benefited from favorable prior year loss development. Our yacht business produced highly profitable results in the first six months and second quarter of both years.

Commercial Insurance

Net premiums written from commercial insurance, which represented 44% of our premiums written in the first six months of 2014, increased by 1% in the first six months of 2014 and 3% in the second quarter compared with the same periods of 2013. Net premiums written for the classes of business within the commercial insurance segment were as follows:

	Six Months Ended June 30		% Incr. (Decr.)	Quarter Ended June 30		% Incr.
	2014	2013		2014	2013
	(in millions)			(in millions)
Multiple peril	$546	$549	(1)%	$285	$277	3%
Casualty	850	850	—	404	402	—
Workers’ compensation	595	565	5	285	266	7
Property and marine	792	795	—	384	374	3

Total commercial	$2,783	$2,759	1	$1,358	$1,319	3

Net premiums written in our commercial insurance business increased modestly in the first six months and second quarter of 2014 in the United States. Such premiums outside the United States decreased slightly in the first six months of 2014 but increased modestly in the second quarter. Overall, premium growth for our commercial insurance business in the first six months and second quarter of 2014 was constrained by lower renewal exposures and our continued efforts to secure adequate rates on renewal and new business in a market that continued to be competitive. The growth in our commercial insurance business in the first six months and second quarter of 2014 was driven by growth in the workers’ compensation class, reflecting rate increases, a continued strong retention level and new business. In the first six months of 2014, premiums written for the other classes within our commercial insurance business were either flat or decreased slightly. In the second quarter of 2014, modest growth occurred in the multiple peril and property and marine classes, while premiums written in the casualty class were flat. The positive overall rate environment experienced in recent years for commercial insurance in the United States continued in the first six months of 2014. Overall, average renewal rates in the United States increased modestly in the first six months and second quarter of 2014 for our commercial insurance business, with increases occurring in each class. Overall, average renewal rates outside the United States increased only slightly in the first six months and second quarter of 2014. Retention levels of our existing policyholders remained strong and were modestly higher in the first six months and second quarter of 2014 compared with the same periods of 2013. In the first six months and second quarter of 2014, the average renewal exposure change was down slightly both inside and outside the United States. The amount of new business in the United States was higher in the first six months and second quarter of 2014 compared with the same periods in 2013, as result of more opportunities to write business at appropriate rates. New business was flat in the first six months of 2014 outside the United States, but up modestly in the second quarter.

Our commercial insurance business produced profitable underwriting results in the first six months and second quarter of 2014 compared with highly profitable results in the same periods of 2013. The combined loss and expense ratios for the classes of business within the commercial insurance segment were as follows:

	Periods Ended June 30
	Six Months		Second Quarter
	2014	2013	2014	2013

Multiple peril	91.6%	88.9%	91.5%	94.4%
Casualty	87.4	94.0	85.3	94.8
Workers’ compensation	84.3	87.7	84.5	86.6
Property and marine	99.8	73.6	110.5	83.0
Total commercial	90.9	85.9	93.3	89.9

The less profitable results in our commercial insurance business in the first six months of 2014 compared with the same period of 2013 were due to a higher impact of catastrophes, a lower amount of favorable prior year loss development and a slightly higher current accident year loss ratio excluding catastrophes. The less profitable results in our commercial insurance business in the second quarter of 2014 compared with the same period in 2013 were due to a higher current accident year loss ratio excluding catastrophes and a lower amount of favorable prior year loss development, offset in part by a lower impact of catastrophes. The impact of catastrophes represented 5.5 percentage points of the combined ratio for our commercial insurance business in the first six months of 2014 and 4.9 percentage points in the second quarter compared with 3.2 and 8.1 percentage points, respectively, in the same periods of 2013. The current accident year loss ratio excluding catastrophes for our commercial insurance business increased slightly in the first six months of 2014 and increased modestly in the second quarter compared with the same periods of 2013. The current accident year loss ratio excluding catastrophes in the 2014 periods was adversely affected by a higher impact of large fire losses and non-catastrophe weather-related losses in the second quarter primarily in our property and marine business. Results for our commercial insurance business in all periods benefited from significant favorable prior year loss development and our disciplined risk selection in recent years.

Multiple peril results were profitable in the first six months of 2014 compared with highly profitable results in the same period of 2013. Results for this business were profitable in the second quarter of both years, but more so in 2014. The less profitable results in the first six months of 2014 were driven by less profitable results in the property component of this business due primarily to a higher impact of catastrophes. The more profitable results in the second quarter of 2014 compared with the same period of 2013 were due to improved results in both the property and liability components of this business. Results in the property component were profitable in the second quarter of both years, but more so in 2014 driven mainly by a lower impact of catastrophes. In the multiple peril class overall, the impact of catastrophes represented 7.2 percentage points of the combined ratio in the first six months of 2014 and 5.0 percentage points in the second quarter compared with 5.0 and 10.8 percentage points, respectively, in the same periods of 2013. The liability component of this business produced profitable results in the first six months of both years. Results for the liability component of this business were highly profitable in the second quarter of 2014 compared with profitable results in the same period of 2013.

Results for our casualty business were highly profitable in the first six months and second quarter of 2014 compared with profitable results in the same periods of 2013. Results for the primary liability component of this business were modestly profitable in the first six months and second quarter of 2014 compared with unprofitable results in the same periods of 2013. Results for this component in the 2013 periods reflected a high volume of large reported losses, many of which related to prior accident years. The automobile component of our casualty business produced unprofitable results in the first six months and second quarter of 2014 compared with profitable results in the same periods of 2013. Results for the excess liability component were highly profitable in the first six months and second quarter of both 2014 and 2013. Results for the excess liability component of our casualty business in all periods benefited from substantial favorable prior year loss development. Overall results for our casualty business were adversely affected by incurred losses related to toxic waste claims in the first six months of 2014 and incurred losses related to both asbestos and toxic waste claims in the same period of 2013. Overall casualty results were adversely affected by incurred losses related to toxic waste claims in the second quarter of 2014 and incurred losses related to asbestos claims in the same period of 2013. Our analysis of these exposures resulted in increases in the estimate of our ultimate liabilities. Such losses represented 1.5 and 4.0 percentage points of the combined ratio for this class in the first six months of 2014 and 2013, respectively, and 3.0 and 4.4 percentage points in the second quarter of 2014 and 2013, respectively.

Workers’ compensation results were highly profitable in the first six months and second quarter of both 2014 and 2013, but more so in the 2014 periods. The more profitable results in the 2014 periods were mainly due to improved current accident year results compared with the same periods of 2013. Results in each period reflected favorable prior year loss development. Results also reflected improved pricing and our disciplined risk selection during the past several years.

Property and marine results were near breakeven in the first six months of 2014 and unprofitable in the second quarter compared with highly profitable results in the same periods of 2013. The less profitable results in the first six months of 2014 were due to a significantly higher current accident year loss ratio excluding catastrophes, due in large part to a higher impact of large fire losses and non-catastrophe weather-related losses, as well as a higher impact of catastrophes. Results in the first six months of 2013 also benefited from a significant amount of favorable prior year loss development. The unprofitable results in the second quarter of 2014 were due to a significantly higher current accident year loss ratio excluding catastrophes, which reflected a higher impact of large fire losses and non-catastrophe weather-related losses. Results in the second quarter of 2014 were also adversely impacted by unfavorable prior year loss development whereas results in the same period of 2013 benefited from a significant amount of favorable prior year loss development. These adverse impacts were offset in part by a lower impact of catastrophes in the second quarter of 2014. The impact of catastrophes represented 13.9 percentage points of the combined ratio in the first six months of 2014 and 13.1 percentage points in the second quarter compared with 6.7 and 19.9 percentage points, respectively, in the same periods of 2013.

Specialty Insurance

Net premiums written from specialty insurance, which represented 20% of our premiums written in the first six months of 2014, increased by 2% in the first six months of 2014 and 5% in the second quarter compared with the same periods of 2013. Net premiums written for the classes of business within the specialty insurance segment were as follows:

	Six Months Ended June 30		% Incr. (Decr.)	Quarter Ended June 30		% Incr.
	2014	2013		2014	2013
	(in millions)			(in millions)
Professional liability	$1,124	$1,098	2%	$572	$549	4%
Surety	155	160	(3)	83	77	8

Total specialty	$1,279	$1,258	2	$655	$626	5

Net premiums written in our professional liability business increased by 2% in the first six months of 2014 and 4% in the second quarter compared with the same periods of 2013. Net premiums written in the United States were modestly higher in the first six months and second quarter of 2014 compared with the same periods in 2013. Net premiums written outside the United States were slightly higher in the first six months of 2014 and modestly higher in the second quarter compared with the same periods of 2013. Overall premium growth in both periods of 2014 included the modestly positive effect of our decision not to renew a reinsurance program, which expired July 1, 2013, that provided coverage for a portion of our professional liability business. Premium growth in the professional liability business remained somewhat constrained as we continued our focus on profitability in the pricing of renewal policies and new business, in what remains a competitive marketplace. Nevertheless, the overall rate environment remained positive, particularly in the United States. We continued to pursue rate increases on our professional liability business to address margin compression experienced in these classes of business in recent years. Retention levels for the classes within our professional liability business remained strong. Retention levels were modestly higher in the United States and substantially unchanged outside the United States in the first six months and second quarter of 2014 compared with those in the same period of 2013. New business volume was modestly higher in the first six months and second quarter of 2014 compared with the same periods of 2013, with increases occurring both inside and outside the United States. The new business volume in the 2014 periods reflected slightly more opportunities to write suitably-priced business in select classes due to the positive pricing trends in the market over the last two years. Average renewal rates for our professional liability business in the United States increased in the first six months and second quarter of 2014. Rate increases occurred in most classes of this business. Overall, average renewal rates outside the United States were up slightly in the first six months and second quarter of 2014.

The decrease in net premiums written in our surety business in the first six months of 2014 was driven by a decline in premiums written outside the United States, due primarily to a decrease in premiums written in Latin America. The decrease in premiums written outside the United States in the first six months of 2014 was mainly driven by a lower number of new contracts requiring a surety bond being awarded to our existing customers compared with the same period of 2013. Premiums written inside the United States in our surety business increased modestly in the first six months of 2014. The increase in net premiums written in the second quarter of 2014 was driven by significant growth in premiums written inside the United States, due primarily to an increase in construction activity among a few of our larger customers. The timing of contract awards to our customers can vary and, as a result, premium growth in our surety business varies from period to period.

Our specialty insurance business produced highly profitable underwriting results in the first six months and second quarter of 2014 and 2013. The combined loss and expense ratios for the classes of business within the specialty insurance segment were as follows:

	Periods Ended June 30
	Six Months		Second Quarter
	2014	2013	2014	2013
Professional liability	83.9%	92.1%	83.2%	91.9%
Surety	82.2	46.6	45.3	42.1
Total specialty	83.7	86.7	78.7	86.0

Our professional liability business produced highly profitable results in the first six months and second quarter of 2014 compared with profitable results in the same periods of 2013. The more profitable results in the 2014 periods were due to a higher amount of favorable prior year loss development and improved current accident year results compared with the same periods of 2013.

Results for the directors and officers liability class were highly profitable in the first six months and second quarter of 2014 and 2013. Results in all periods benefited from favorable prior year loss development. Results for the fidelity class were profitable in the first six months and second quarter of 2014 compared with unprofitable results in the same periods of 2013. Results for the fidelity class reflected unfavorable prior year loss development in all periods, but more so in the 2013 periods. Results for the employment practices liability class were modestly unprofitable in the first six months and second quarter of 2014 compared with highly unprofitable results in the same periods of 2013. Results for this class in the first six months and second quarter of 2013 were adversely affected by unfavorable prior year loss development. Results for the errors and omissions liability class were similarly unprofitable in the first six months of 2014 and 2013 as improved current accident year results in 2014 were largely offset by adverse prior year loss development. Results for this class were unprofitable in the second quarter of 2014 compared with highly unprofitable results in the same period of 2013. Results in the second quarter of both years reflected unfavorable prior year loss development, but more so in 2013. Results for the fiduciary liability class were highly profitable in the first six months and second quarter of both 2014 and 2013. Results for this class reflected favorable prior year loss development in all periods.

Our surety business produced highly profitable results in the first six months and second quarter of 2014 and 2013. Results in the first six months of 2014 were less profitable than the same period of 2013 due to the impact of one large loss in the first quarter outside the United States. Our surety business tends to be characterized by losses that are infrequent but have the potential to be highly severe.

Reinsurance Assumed

Net premiums written from our reinsurance assumed business, which is in runoff, were not significant in the first six months and second quarter of 2014 or 2013. This business produced breakeven results in the first six months and second quarter of 2014 compared with profitable results in the same periods of 2013. Results in the 2013 periods benefited from favorable prior year loss development.

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

Incurred but not reported (IBNR) reserve estimates are generally calculated by first projecting the ultimate cost of all claims that have occurred and then subtracting reported losses and loss expenses. Reported losses include cumulative paid losses and loss expenses plus case reserves. The IBNR reserve includes a provision for claims that have occurred but have not yet been reported to us, some of which are not yet known to the insured, as well as a provision for future development on reported claims. A relatively large proportion of our net loss reserves, particularly for long tail liability classes, are reserves for IBNR losses. In fact, about 75% of our aggregate net loss reserves at June 30, 2014 were for IBNR losses.

Our gross case and IBNR loss reserves and related reinsurance recoverable by class of business were as follows:

	Gross Loss Reserves			Reinsurance Recoverable	Net Loss Reserves
June 30, 2014	Case	IBNR	Total
	(in millions)

Personal insurance
Automobile	$268	$144	$412	$15	$397
Homeowners	452	391	843	45	798
Other	346	737	1,083	88	995

Total personal	1,066	1,272	2,338	148	2,190

Commercial insurance
Multiple peril	612	1,214	1,826	45	1,781
Casualty	1,406	5,508	6,914	395	6,519
Workers’ compensation	1,079	2,057	3,136	288	2,848
Property and marine	807	523	1,330	394	936

Total commercial	3,904	9,302	13,206	1,122	12,084

Specialty insurance
Professional liability	1,225	5,847	7,072	312	6,760
Surety	21	59	80	6	74

Total specialty	1,246	5,906	7,152	318	6,834

Total insurance	6,216	16,480	22,696	1,588	21,108

Reinsurance assumed	148	283	431	141	290

Total	$6,364	$16,763	$23,127	$1,729	$21,398

	Gross Loss Reserves			Reinsurance Recoverable	Net Loss Reserves
December 31, 2013	Case	IBNR	Total
	(in millions)

Personal insurance
Automobile	$265	$141	$406	$16	$390
Homeowners	414	357	771	56	715
Other	345	713	1,058	90	968

Total personal	1,024	1,211	2,235	162	2,073

Commercial insurance
Multiple peril	598	1,190	1,788	43	1,745
Casualty	1,565	5,398	6,963	387	6,576
Workers’ compensation	1,023	2,047	3,070	277	2,793
Property and marine	834	492	1,326	440	886

Total commercial	4,020	9,127	13,147	1,147	12,000

Specialty insurance
Professional liability	1,390	5,842	7,232	343	6,889
Surety	19	56	75	4	71

Total specialty	1,409	5,898	7,307	347	6,960

Total insurance	6,453	16,236	22,689	1,656	21,033
Reinsurance assumed	169	288	457	146	311

Total	$6,622	$16,524	$23,146	$1,802	$21,344

Loss reserves, net of reinsurance recoverable, increased by $54 million during the first six months of 2014. Loss reserves related to our insurance business increased by $75 million during the first six months of 2014, which reflected an increase of $78 million related to catastrophe losses and a decrease of approximately $33 million related to the effect of foreign currency translation due to the stronger U.S. dollar at June 30, 2014 compared with December 31, 2013. Loss reserves related to our reinsurance assumed business, which is in runoff, decreased by $21 million.

The increase in our homeowners gross loss reserves during the first six months of 2014 was driven by catastrophe-related losses, fire losses and non-catastrophe weather-related losses. The decrease in gross loss reserves in the professional liability classes was due to lower case reserves as a result of paid claim activity during the first six months of 2014.

In establishing the loss reserves of our property and casualty subsidiaries, we consider facts currently known and the present state of the law and coverage litigation. Based on all information currently available, we believe that the aggregate loss reserves at June 30, 2014 were adequate to cover claims for losses that had occurred as of that date, including both those known to us and those yet to be reported. However, as discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013, there are significant uncertainties inherent in the loss reserving process. It is therefore possible that management’s estimate of the ultimate liability for losses that had occurred as of June 30, 2014 may change, which could have a material effect on the Corporation’s results of operations and financial condition.

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

We estimate that we experienced overall favorable prior year development of about $325 million during the first six months of 2014 and $165 in the second quarter compared with favorable prior year development of about $405 million and $215 million, respectively, in the same periods of 2013, on loss reserves established as of the respective previous year end.

The favorable development in the first six months of 2014 was primarily in the professional liability classes due to favorable loss experience related mainly to accident years 2010 and prior, and in the commercial liability classes due to favorable loss experience related mainly to accident years 2012 and prior. The favorable development in the first six months of 2013 was primarily in the commercial property classes, partly due to lower than expected severity primarily in the 2012 accident year and, to a lesser extent, in the commercial liability classes due to favorable loss experience related mainly to accident years 2010 and prior, and in the professional liability classes due to favorable loss experience related mainly to accident years 2008 and prior.

Investment Results

Property and casualty investment income before taxes decreased by 3% in the first six months of 2014 and 4% in the second quarter compared with the same periods in 2013. The decrease was due to a decline in the average yield on our property and casualty subsidiaries’ investment portfolio. The decrease in the average yield on the investment portfolio for the first six months and second quarter of 2014 compared with the same periods of 2013 resulted from lower reinvestment yields on securities that we purchased to replace fixed maturities that matured, were redeemed by the issuer or were sold since the second quarter of 2013. For the first six months of 2014, the impact of the decline in average yield was partially offset by the impact of a slight increase in our average invested assets. Our property and casualty subsidiaries held only a slightly higher amount of average invested assets in the first six months of 2014 and a similar amount in the second quarter compared with the same periods in 2013. While the property and casualty subsidiaries generated substantial operating cash flows in the last six months of 2013 and the first six months of 2014, average invested assets were also impacted by substantial dividend distributions made by the property and casualty subsidiaries to Chubb during 2013 and the first quarter of 2014.

The effective tax rate on our investment income was 18.5% in the first six months of 2014 compared with 18.0% in the same period of 2013. The effective tax rate fluctuates as the proportion of tax exempt investment income relative to total investment income changes from period to period.

On an after-tax basis, property and casualty investment income decreased by 4% in the first six months and the second quarter of 2014 compared with the same periods in 2013. The after-tax annualized yield on our property and casualty subsidiaries’ investment portfolio was 2.80% and 2.91% in the first six months of 2014 and 2013, respectively.

We expect that property and casualty investment income after taxes will decline for the full year 2014, assuming the average yield on fixed maturity securities available in the market and the average foreign currency to U.S. dollar exchange rates for the last six months of 2014 are both similar to June 30, 2014 levels. This expected decline reflects the actual results for the first six months of 2014 as well as the expected effect of having invested funds from securities that matured in 2013 and 2014 in securities with yields lower than the yields on the maturing securities, and the expectation that this pattern will continue during the remainder of 2014. The expected decline in property and casualty investment income after taxes in 2014 also reflects an assumption that average invested assets in 2014 will be slightly higher than 2013, based on our expectations of cash flows during the year.

Other Income and Charges

Other income and charges, which includes miscellaneous income and expenses of the property and casualty subsidiaries, was not significant in the first six months of 2014 and 2013.

Corporate and Other

Corporate and other comprises investment income earned on corporate invested assets, interest expense and other expenses not allocated to our operating subsidiaries and the results of our non-insurance subsidiaries.

Corporate and other produced a loss before taxes of $119 million in the first six months of 2014 compared with a loss of $121 million for the same period of 2013.

Realized Investment Gains and Losses

Net realized investment gains and losses were as follows:

	Periods Ended June 30
	Six Months		Second Quarter
	2014	2013	2014	2013
	(in millions)

Net realized gains
Fixed maturities	$49	$17	$52	$6
Equity securities	89	174	23	119
Other invested assets	108	133	55	59

	246	324	130	184

Other-than-temporary impairment losses
Fixed maturities	(4)	—	(4)	—
Equity securities	(1)	(7)	(1)	(5)

	(5)	(7)	(5)	(5)

Realized investment gains before tax	$241	$317	$125	$179

Realized investment gains after tax	$156	$206	$81	$116

In the first six months and second quarter of 2013, the net realized gains of equity securities and other invested assets included $74 million and $10 million, respectively, related to the exchange of our holdings of common stock and warrants of Alterra Capital Holdings Limited for common stock of Markel Corporation and cash as a result of a business combination that took place during the second quarter of 2013.

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

The net realized gains of the limited partnerships reported in the first six months of 2014 primarily reflected the positive performance of the global equity and high yield investment markets in the first quarter of 2014 and the fourth quarter of 2013. The net realized gains of the limited partnerships reported in the first six months of 2013 primarily reflected the positive performance of the global equity and high yield investment markets in the first quarter of 2013 and the fourth quarter of 2012.

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

Capital Resources

Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. At June 30, 2014, the Corporation had shareholders’ equity of $16.5 billion and total debt of $3.3 billion.

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

In January 2013, the Board of Directors authorized the repurchase of up to $1.3 billion of Chubb’s common stock. Repurchases under this authorization were completed in January 2014. On January 30, 2014, the Board of Directors authorized the repurchase of up to $1.5 billion of Chubb’s common stock. During the first six months of 2014, under these two authorizations we repurchased 8,752,012 shares of Chubb’s common stock in open market transactions at a cost of $784 million. As of June 30, 2014, $823 million remained under the January 2014 authorization. This authorization has no expiration date. We expect to complete the repurchase of shares under this authorization by the end of January 2015, subject to market conditions and other factors.

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

Our strong underwriting and investment results generated substantial positive operating cash flows in the first six months of 2014 and 2013. The cash provided by the property and casualty subsidiaries’ operating activities increased in the first six months of 2014 compared with the same period of 2013 primarily as a result of modestly higher premium collections and lower tax payments. During the first six months of 2014, the cash used by the property and casualty subsidiaries for financing activities (primarily the payment of dividends to Chubb) exceeded the cash provided by the property and casualty subsidiaries’ operating activities by approximately $215 million. In the first six months of 2014, dividends paid to Chubb by the property and casualty subsidiaries increased by $457 million compared with the comparable period of 2013 reflecting in part a difference in the timing of the payment of subsidiary dividends in 2013 and those paid and anticipated in 2014. During the first six months of 2013, the cash provided by the operating activities of the property and casualty subsidiaries exceeded the cash used for financing activities by the property and casualty subsidiaries (primarily the payment of dividends to Chubb) by approximately $70 million.

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

During the first six months of 2014, the property and casualty subsidiaries paid dividends of $1,091 million to Chubb. Whether any dividends the property and casualty subsidiaries may pay during the remainder of 2014 require regulatory approval will depend on the amount and timing of the dividend payments. As of June 30, 2014, the maximum aggregate dividend distribution that may be made by the subsidiaries to Chubb during the remainder of 2014 without prior regulatory approval was approximately $930 million.

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

Our objective is to achieve an appropriate mix of taxable and tax exempt securities in our portfolio to balance both investment and tax strategies. At June 30, 2014, 63% of our U.S. fixed maturity portfolio was invested in tax exempt securities. At June 30, 2014, about 70% of our tax exempt securities were rated Aa or better, with about 20% rated Aaa. The average rating of our tax exempt securities was Aa. While about 15% of our tax exempt securities were insured, the effect of insurance on the average credit rating of these securities was insignificant. The insured tax exempt securities in our portfolio have been selected based on the quality of the underlying credit and not the value of the credit insurance enhancement.

At June 30, 2014, 7% of our taxable fixed maturity portfolio was invested in U.S. government and government agency and authority obligations other than mortgage-backed securities and had an average rating of Aa. About 70% of the U.S. government and government agency and authority obligations other than mortgage-backed securities were U.S. Treasury securities with an average rating of Aaa and the remainder were taxable bonds issued by states, municipalities and political subdivisions within the United States with an average rating of Aa.

At June 30, 2014, 49% of our taxable fixed maturity portfolio consisted of corporate bonds that were issued by a diverse group of U.S. and foreign issuers and had an average rating of A. About 55% of our corporate bonds were issued by U.S. companies and about 45% were issued by foreign companies. Our foreign corporate bonds included $60 million and $13 million issued by companies, including banks, in Ireland and Spain, respectively. We held no bonds issued by companies in Greece, Italy or Portugal.

At June 30, 2014, 36% of our taxable fixed maturity portfolio was invested in foreign government and government agency obligations, which had an average rating of Aa. The foreign government and government agency obligations consisted of high quality securities, primarily issued by national governments and, to a lesser extent, government agencies, regional governments and supranational organizations. The five largest sovereign issuers within our portfolio were Canada, Germany, the United Kingdom, Australia and Brazil, which collectively accounted for about 75% of our total foreign government and government agency obligations. Another 7% of our total foreign government and government agency obligations were issued by supranational organizations. We held no sovereign securities issued by Portugal, Ireland, Italy, Greece or Spain. We did not hold any foreign government or government agency fixed maturities that have third party guarantees.

At June 30, 2014, 8% of our taxable fixed maturity portfolio was invested in mortgage-backed securities. About 95% of the mortgage-backed securities were rated Aaa. About half of the remaining 5% were below investment grade. Of the Aaa rated securities, 87% were call protected, commercial mortgage-backed securities (CMBS). All of our CMBS were senior securities with the highest level of credit support. The other 13% of the Aaa rated securities were residential mortgage-backed securities, consisting of government agency pass-through securities guaranteed by a government agency or a government sponsored enterprise and collateralized mortgage obligations backed by single family home mortgages.

The net unrealized appreciation before tax of our fixed maturities and equity securities carried at fair value was $2.6 billion at June 30, 2014 compared with net unrealized appreciation before tax of $1.9 billion at December 31, 2013. Such unrealized appreciation is reflected in accumulated other comprehensive income, net of applicable deferred income taxes.

During the first six months of 2014, market yields on fixed maturity investments decreased resulting in an increase in the fair value of many of our fixed maturity investments.

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

At June 30, 2014 and December 31, 2013, a pricing service provided fair value amounts for approximately 99% of our fixed maturities. The prices we obtain from a pricing service and brokers generally are non-binding, but are reflective of current market transactions in the applicable financial instruments.

At June 30, 2014 and December 31, 2013, we held an insignificant amount of financial instruments in our investment portfolio for which a lack of market liquidity impacted our determination of fair value.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

For the Corporation’s disclosures about market risk, see Item 7A in Part II of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to the Corporation’s disclosures about market risk in Item 7A of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 4 — Controls and Procedures

As of June 30, 2014, an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) was performed under the supervision and with the participation of the Corporation’s management, including Chubb’s chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2014.

During the quarter ended June 30, 2014, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A — Risk Factors

For a discussion of the Corporation’s potential risks or uncertainties that could have a material effect on our business, results of operations, financial condition and/or liquidity or that could cause our operating results to vary significantly from fiscal period to fiscal period, see Item 1A in Part I of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could have a material effect on our business, results of operations, financial condition and/or liquidity.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes Chubb’s stock repurchased each month in the quarter ended June 30, 2014:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a)
				(in millions)
Period
April 1-30	118,570	$91.61	118,570	$1,187

May 1-31	1,768,154	92.67	1,768,154	1,023

June 1-30	2,144,562	93.26	2,144,562	823

Total	4,031,286	92.95	4,031,286

(a)	On January 30, 2014, the Board of Directors authorized the repurchase of up to $1.5 billion of Chubb’s common stock. The January 30, 2014 authorization has no expiration date.

Item 6 — Exhibits

Exhibit Number		Description
	-	Material Contracts
10.1*		The Chubb Corporation Long-Term Incentive Plan (2014) incorporated by reference to Exhibit 99.1 of the registrant’s registration statement on Form S-8 filed on April 29, 2014. (File No. 333-195560)
10.2*		Form of Deferred Stock Unit Agreement (for Non-Employee Directors) under The Chubb Corporation Long-Term Incentive Plan (2014) filed herewith.
10.3*		Form of Restricted Stock Unit Agreement under The Chubb Corporation Long-Term Incentive Plan (2014) filed herewith.

	-	Rule 13a-14(a)/15d-14(a) Certifications
31.1		Certification by John D. Finnegan filed herewith.
31.2		Certification by Richard G. Spiro filed herewith.

	-	Section 1350 Certifications
32.1		Certification by John D. Finnegan filed herewith.
32.2		Certification by Richard G. Spiro filed herewith.

	-	Interactive Data File
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

*	This exhibit is a management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Chubb Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHUBB CORPORATION

(Registrant)

By:	/s/ John J. Kennedy
John J. Kennedy
Senior Vice President and Chief Accounting Officer

Date: August 7, 2014