Form 10-Q
period 2014-09-30
CHUBB CORP
filed 2014-11-06
CIK 20171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of common stock outstanding as of September 30, 2014 was 235,813,729.

THE CHUBB CORPORATION

INDEX

Page Number
Part I. Financial Information:

Item 1 — Financial Statements:

Consolidated Statements of Income for the Three Months and Nine Months Ended September 30, 2014 and 2013	1

Consolidated Statements of Comprehensive Income for the Three Months and Nine Months Ended September 30, 2014 and 2013	2

Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013	3

Consolidated Statements of Shareholders’ Equity for the Nine Months Ended September 30, 2014 and 2013	4

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013	5

Notes to Consolidated Financial Statements	6

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3 — Quantitative and Qualitative Disclosures About Market Risk	54

Item 4 — Controls and Procedures	54

Part II. Other Information:

Item 1A — Risk Factors	55

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 6 — Exhibits	56

Signatures	56

EX-31.1

EX-31.2

EX-32.1

EX-32.2

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT

Part I. FINANCIAL INFORMATION

Item 1 — Financial Statements

THE CHUBB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

PERIODS ENDED SEPTEMBER 30

(in millions)

	Third Quarter		Nine Months
	2014	2013	2014	2013
Revenues
Premiums Earned	$3,119	$3,027	$9,212	$9,026
Investment Income	344	358	1,053	1,098
Other Revenues	1	—	6	12
Realized Investment Gains (Losses), Net
Total Other-Than-Temporary Impairment Losses on Investments	—	(4)	(5)	(11)
Other Realized Investment Gains, Net	110	22	356	346

Total Realized Investment Gains, Net	110	18	351	335

Total Revenues	3,574	3,403	10,622	10,471

Losses and Expenses
Losses and Loss Expenses	1,679	1,600	5,316	4,862
Amortization of Deferred Policy Acquisition Costs	644	619	1,896	1,823
Other Insurance Operating Costs and Expenses	357	368	1,079	1,085
Investment Expenses	12	11	32	37
Other Expenses	4	3	14	20
Corporate Expenses	60	63	186	193

Total Losses and Expenses	2,756	2,664	8,523	8,020

Income Before Federal and Foreign Income Tax	818	739	2,099	2,451
Federal and Foreign Income Tax	224	198	557	675

Net Income	$594	$541	$1,542	$1,776

Net Income Per Share

Basic	$2.47	$2.11	$6.30	$6.83
Diluted	2.47	2.10	6.28	6.80

Dividends Declared Per Share	.50	.44	1.50	1.32

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

PERIODS ENDED SEPTEMBER 30

(in millions)

	Third Quarter		Nine Months
	2014	2013	2014	2013
Net Income	$594	$541	$1,542	$1,776

Other Comprehensive Income (Loss), Net of Tax
Change in Unrealized Appreciation of Investments	(46)	(3)	427	(699)
Change in Postretirement Benefit Costs Not Yet Recognized in Net Income	6	15	17	46
Foreign Currency Translation Losses	(26)	(41)	(41)	(63)

	(66)	(29)	403	(716)

Comprehensive Income	$528	$512	$1,945	$1,060

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions)

	September 30 2014	December 31 2013
Assets

Invested Assets
Short Term Investments	$2,047	$2,114
Fixed Maturities (cost $36,838 and $35,959)	38,589	37,091
Equity Securities (cost $1,098 and $1,057)	1,888	1,810
Other Invested Assets	1,558	1,598

TOTAL INVESTED ASSETS	44,082	42,613

Cash	57	52
Accrued Investment Income	411	418
Premiums Receivable	2,420	2,284
Reinsurance Recoverable on Unpaid Losses and Loss Expenses	1,686	1,802
Prepaid Reinsurance Premiums	265	290
Deferred Policy Acquisition Costs	1,297	1,255
Deferred Income Tax	—	47
Goodwill	467	467
Other Assets	1,385	1,205

TOTAL ASSETS	$52,070	$50,433

Liabilities

Unpaid Losses and Loss Expenses	$23,075	$23,146
Unearned Premiums	6,611	6,423
Long Term Debt	3,300	3,300
Dividend Payable to Shareholders	119	110
Deferred Income Tax	240	—
Accrued Expenses and Other Liabilities	2,219	1,357

TOTAL LIABILITIES	35,564	34,336

Shareholders’ Equity

Common Stock - $1 Par Value; 371,980,460 Shares	372	372
Paid-In Surplus	151	171
Retained Earnings	23,079	21,902
Accumulated Other Comprehensive Income	1,438	1,035
Treasury Stock, at Cost - 136,166,731 and 123,673,969 Shares	(8,534)	(7,383)

TOTAL SHAREHOLDERS’ EQUITY	16,506	16,097

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$52,070	$50,433

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30

(in millions)

	2014	2013
Common Stock
Balance, Beginning of Year and End of Period	$372	$372

Paid-In-Surplus
Balance, Beginning of Year	171	178
Changes Related to Stock-Based Employee Compensation (includes tax benefit of $16 and $28)	(20)	(28)

Balance, End of Period	151	150

Retained Earnings
Balance, Beginning of Year	21,902	20,009
Net Income	1,542	1,776
Dividends Declared (per share $1.50 and $1.32)	(365)	(342)

Balance, End of Period	23,079	21,443

Accumulated Other Comprehensive Income (Loss)
Unrealized Appreciation of Investments Including Unrealized Other-Than-Temporary Impairment Losses
Balance, Beginning of Year	1,225	2,013
Change During Period, Net of Tax	427	(699)

Balance, End of Period	1,652	1,314

Postretirement Benefit Costs Not Yet Recognized in Net Income
Balance, Beginning of Year	(253)	(717)
Change During Period, Net of Tax	17	46

Balance, End of Period	(236)	(671)

Foreign Currency Translation Gains
Balance, Beginning of Year	63	135
Change During Period, Net of Tax	(41)	(63)

Balance, End of Period	22	72

Accumulated Other Comprehensive Income, End of Period	1,438	715

Treasury Stock, at Cost
Balance, Beginning of Year	(7,383)	(6,163)
Repurchase of Shares	(1,209)	(975)
Shares Issued Under Stock-Based Employee Compensation Plans	58	79

Balance, End of Period	(8,534)	(7,059)

TOTAL SHAREHOLDERS’ EQUITY	$16,506	$15,621

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30

(in millions)

	2014	2013
Cash Flows from Operating Activities
Net Income	$1,542	$1,776
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Increase (Decrease) in Unpaid Losses and Loss Expenses, Net	151	(303)
Increase in Unearned Premiums, Net	242	160
Change in Income Tax Payable or Recoverable	163	26
Amortization of Premiums and Discounts on Fixed Maturities	143	138
Depreciation	41	42
Realized Investment Gains, Net	(351)	(335)
Other, Net	(12)	(183)

Net Cash Provided by Operating Activities	1,919	1,321

Cash Flows from Investing Activities
Proceeds from Fixed Maturities
Sales	3,243	1,781
Maturities, Calls and Redemptions	3,162	3,525
Proceeds from Sales of Equity Securities	199	399
Purchases of Fixed Maturities	(7,517)	(6,464)
Purchases of Equity Securities	(109)	(98)
Investments in Other Invested Assets, Net	189	394
Decrease in Short Term Investments, Net	56	629
Change in Receivable or Payable from Security Transactions Not Settled, Net	457	88
Purchases of Property and Equipment, Net	(44)	(38)

Net Cash Provided by (Used in) Investing Activities	(364)	216

Cash Flows from Financing Activities
Repayment of Long Term Debt	—	(275)
Decrease in Funds Held Under Deposit Contracts	(2)	(5)
Proceeds from Issuance of Common Stock Under Stock-Based Employee Compensation Plans	18	38
Repurchase of Shares	(1,210)	(962)
Dividends Paid to Shareholders	(356)	(337)

Net Cash Used in Financing Activities	(1,550)	(1,541)

Net Increase (Decrease) in Cash	5	(4)

Cash at Beginning of Year	52	50

Cash at End of Period	$57	$46

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

2) Invested Assets

(a) The amortized cost and fair value of fixed maturities and equity securities were as follows:

	September 30, 2014
	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
	(in millions)
Fixed maturities
Tax exempt	$18,214	$1,144	$18	$19,340

Taxable
U.S. government and government agency and authority obligations	1,979	40	2	2,017
Corporate bonds	8,825	333	35	9,123
Foreign government and government agency obligations	6,531	257	7	6,781
Residential mortgage-backed securities	210	21	1	230
Commercial mortgage-backed securities	1,079	21	2	1,098

	18,624	672	47	19,249

Total fixed maturities	$36,838	$1,816	$65	$38,589

Equity securities	$1,098	$804	$14	$1,888

	December 31, 2013
	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
	(in millions)
Fixed maturities
Tax exempt	$17,808	$802	$189	$18,421

Taxable
U.S. government and government agency and authority obligations	784	27	9	802
Corporate bonds	9,032	370	88	9,314
Foreign government and government agency obligations	6,719	206	35	6,890
Residential mortgage-backed securities	277	23	1	299
Commercial mortgage-backed securities	1,339	29	3	1,365

	18,151	655	136	18,670

Total fixed maturities	$35,959	$1,457	$325	$37,091

Equity securities	$1,057	$756	$3	$1,810

The fair value and amortized cost of fixed maturities at September 30, 2014 by contractual maturity were as follows:

	Fair Value	Amortized Cost
	(in millions)
Due in one year or less	$2,097	$2,073
Due after one year through five years	14,234	13,691
Due after five years through ten years	12,617	11,923
Due after ten years	8,313	7,862

	37,261	35,549
Residential mortgage-backed securities	230	210
Commercial mortgage-backed securities	1,098	1,079

	$38,589	$36,838

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

(b) The components of unrealized appreciation or depreciation, including unrealized other-than-temporary impairment losses, of investments carried at fair value were as follows:

	September 30 2014	December 31 2013
	(in millions)
Fixed maturities
Gross unrealized appreciation	$1,816	$1,457
Gross unrealized depreciation	65	325

	1,751	1,132

Equity securities
Gross unrealized appreciation	804	756
Gross unrealized depreciation	14	3

	790	753

	2,541	1,885
Deferred income tax liability	889	660

	$1,652	$1,225

The following table summarizes, for all investment securities in an unrealized loss position at September 30, 2014, the aggregate fair value and gross unrealized depreciation, including unrealized other-than-temporary impairment losses, by investment category and length of time that individual securities have continuously been in an unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
	(in millions)
Fixed maturities
Tax exempt	$366	$2	$449	$16	$815	$18

Taxable
U.S. government and government agency and authority obligations	616	—	35	2	651	2
Corporate bonds	1,193	11	1,062	24	2,255	35
Foreign government and government agency obligations	364	1	479	6	843	7
Residential mortgage-backed securities	2	—	5	1	7	1
Commercial mortgage-backed securities	122	1	42	1	164	2

	2,297	13	1,623	34	3,920	47

Total fixed maturities	2,663	15	2,072	50	4,735	65

Equity securities	99	14	—	—	99	14

	$2,762	$29	$2,072	$50	$4,834	$79

At September 30, 2014, approximately 780 individual fixed maturities and 20 individual equity securities were in an unrealized loss position. The Corporation does not have the intent to sell and it is not more likely than not that the Corporation will be required to sell these fixed maturities before the securities recover to their amortized cost value. In addition, the Corporation believes that none of the declines in the fair values of these fixed maturities relate to credit losses. The Corporation has the intent and ability to hold the equity securities in an unrealized loss position for a period of time sufficient to allow for the recovery of cost. The Corporation believes that none of the declines in the fair value of these fixed maturities and equity securities were other than temporary at September 30, 2014.

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

The change in unrealized appreciation or depreciation of investments carried at fair value, including the change in unrealized other-than-temporary impairment losses, was as follows:

	Periods Ended September 30
	Third Quarter		Nine Months
	2014	2013	2014	2013
	(in millions)
Change in unrealized appreciation of fixed maturities	$2	$(99)	$619	$(1,314)
Change in unrealized appreciation of equity securities	(73)	94	37	239

	(71)	(5)	656	(1,075)
Deferred income tax (credit)	(25)	(2)	229	(376)

	$(46)	$(3)	$427	$(699)

(c) Realized investment gains and losses were as follows:

	Periods Ended September 30
	Third Quarter		Nine Months
	2014	2013	2014	2013
	(in millions)
Fixed maturities
Gross realized gains	$27	$17	$104	$44
Gross realized losses	(5)	(22)	(33)	(32)
Other-than-temporary impairment losses	—	(2)	(4)	(2)

	22	(7)	67	10

Equity securities
Gross realized gains	43	5	132	179
Gross realized losses	—	(1)	—	(1)
Other-than-temporary impairment losses	—	(2)	(1)	(9)

	43	2	131	169

Other invested assets	45	23	153	156

	$110	$18	$351	$335

(d) As of September 30, 2014 and December 31, 2013, fixed maturities still held by the Corporation for which a portion of their other-than-temporary impairment losses were recognized in other comprehensive income had cumulative credit-related losses of $18 million and $20 million, respectively, recognized in net income.

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

The components of other comprehensive income or loss were as follows:

	Periods Ended September 30, 2014
	Third Quarter			Nine Months
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
	(in millions)
Net unrealized holding gains (losses) arising during the period	$(6)	$(3)	$(3)	$854	$298	$556
Reclassification adjustment for net realized gains included in net income	65	22	43	198	69	129

Net unrealized gains (losses) recognized in other comprehensive income or loss	(71)	(25)	(46)	656	229	427

Postretirement benefit gain not yet recognized in net income arising during the period	1	—	1	1	—	1
Reclassification adjustment for the amortization of net actuarial loss and prior service cost included in net income (a)	(9)	(4)	(5)	(26)	(10)	(16)

Net change in postretirement benefit costs not yet recognized in net income	10	4	6	27	10	17

Foreign currency translation losses	(40)	(14)	(26)	(62)	(21)	(41)

Total other comprehensive income (loss)	$(101)	$(35)	$(66)	$621	$218	$403

(a) Postretirement benefit costs recognized in net income during the period are included among several of the loss and expense components presented in the consolidated statements of income.

	Periods Ended September 30, 2013
	Third Quarter			Nine Months
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
	(in millions)
Net unrealized holding losses arising during the period	$(10)	$(3)	$(7)	$(896)	$(313)	$(583)
Reclassification adjustment for net realized gains (losses) included in net income	(5)	(1)	(4)	179	63	116

Net unrealized losses recognized in other comprehensive loss	(5)	(2)	(3)	(1,075)	(376)	(699)

Postretirement benefit gain not yet recognized in net income arising during the period	1	1	—	2	1	1
Reclassification adjustment for the amortization of net actuarial loss and prior service cost included in net income (a)	(23)	(8)	(15)	(70)	(25)	(45)

Net change in postretirement benefit costs not yet recognized in net income	24	9	15	72	26	46

Foreign currency translation losses	(64)	(23)	(41)	(99)	(36)	(63)

Total other comprehensive loss	$(45)	$(16)	$(29)	$(1,102)	$(386)	$(716)

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
	(in millions)
Revenues
Property and casualty insurance
Premiums earned
Personal insurance	$1,118	$1,060	$3,296	$3,141
Commercial insurance	1,338	1,321	3,943	3,928
Specialty insurance	663	648	1,972	1,959

Total insurance	3,119	3,029	9,211	9,028

Reinsurance assumed	—	(2)	1	(2)

	3,119	3,027	9,212	9,026

Investment income	338	352	1,034	1,076

Total property and casualty insurance	3,457	3,379	10,246	10,102

Corporate and other	7	6	25	34
Realized investment gains, net	110	18	351	335

Total revenues	$3,574	$3,403	$10,622	$10,471

Income (loss) before income tax
Property and casualty insurance
Underwriting
Personal insurance	$141	$108	$188	$333
Commercial insurance	151	215	333	534
Specialty insurance	133	108	355	299

Total insurance	425	431	876	1,166

Reinsurance assumed	—	—	1	10

	425	431	877	1,176
Increase in deferred policy acquisition costs	14	12	48	69

Underwriting income	439	443	925	1,245

Investment income	327	342	1,004	1,042

Other income (charges)	—	(3)	(4)	11

Total property and casualty insurance	766	782	1,925	2,298

Corporate and other	(58)	(61)	(177)	(182)
Realized investment gains, net	110	18	351	335

Total income before income tax	$818	$739	$2,099	$2,451

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

The methods and assumptions used to estimate the fair values of financial instruments are as follows:

(i)	The carrying value of short term investments approximates fair value due to the short maturities of these investments.

(ii)	Fair values of fixed maturities are determined by management, utilizing prices obtained from a third party, nationally recognized pricing service or, in the case of securities for which prices are not provided by a pricing service, from third party brokers. For fixed maturities that have quoted prices in active markets, market quotations are provided. For fixed maturities that do not trade on a daily basis, the pricing service and brokers provide fair value estimates using a variety of inputs including, but not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, reference data, prepayment rates and measures of volatility. Management reviews on an ongoing basis the reasonableness of the methodologies used by the relevant pricing service and brokers. In addition, management, using the prices received for the securities from the pricing service and brokers, determines the aggregate portfolio price performance and reviews it against applicable indices. If management believes that significant discrepancies exist, it will discuss these with the relevant pricing service or broker to resolve the discrepancies.

(iii)	Fair values of equity securities are determined by management, utilizing quoted market prices.

(iv)	Fair values of long term debt issued by Chubb are determined by management, utilizing prices obtained from a third party, nationally recognized pricing service.

The carrying values and fair values of financial instruments were as follows:

	September 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Assets
Invested assets
Short term investments	$2,047	$2,047	$2,114	$2,114
Fixed maturities	38,589	38,589	37,091	37,091
Equity securities	1,888	1,888	1,810	1,810

Liabilities
Long term debt	3,300	3,975	3,300	3,806

At September 30, 2014 and December 31, 2013, a pricing service provided fair value amounts for approximately 99% of the Corporation’s fixed maturities. The prices obtained from a pricing service and brokers generally are non-binding, but are reflective of current market transactions in the applicable financial instruments.

At September 30, 2014 and December 31, 2013, the Corporation held an insignificant amount of financial instruments in its investment portfolio for which a lack of market liquidity impacted the determination of fair value.

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

Level 3 – Significant unobservable inputs.

The fair value of financial instruments categorized based upon the lowest level of input that was significant to the fair value measurement was as follows:

	September 30, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Short term investments	$193	$1,854	$—	$2,047

Fixed maturities
Tax exempt	—	19,337	3	19,340

Taxable
U.S. government and government agency and authority obligations	—	2,017	—	2,017
Corporate bonds	—	9,000	123	9,123
Foreign government and government agency obligations	—	6,772	9	6,781
Residential mortgage-backed securities	—	226	4	230
Commercial mortgage-backed securities	—	1,098	—	1,098

	—	19,113	136	19,249

Total fixed maturities	—	38,450	139	38,589

Equity securities	1,882	—	6	1,888

	$2,075	$40,304	$145	$42,524

Liabilities
Long term debt	$—	$3,975	$—	$3,975

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Short term investments	$399	$1,715	$—	$2,114

Fixed maturities
Tax exempt	—	18,416	5	18,421

Taxable
U.S. government and government agency and authority obligations	—	802	—	802
Corporate bonds	—	9,179	135	9,314
Foreign government and government agency obligations	—	6,881	9	6,890
Residential mortgage-backed securities	—	293	6	299
Commercial mortgage-backed securities	—	1,345	20	1,365

	—	18,500	170	18,670

Total fixed maturities	—	36,916	175	37,091

Equity securities	1,803	—	7	1,810

	$2,202	$38,631	$182	$41,015

Liabilities
Long term debt	$—	$3,806	$—	$3,806

6) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Periods Ended September 30
	Third Quarter		Nine Months
	2014	2013	2014	2013
	(in millions, except for per share amounts)
Basic earnings per share:
Net income	$594	$541	$1,542	$1,776

Weighted average shares outstanding	240.2	256.0	244.8	259.9

Basic earnings per share	$2.47	$2.11	$6.30	$6.83

Diluted earnings per share:
Net income	$594	$541	$1,542	$1,776

Weighted average shares outstanding	240.2	256.0	244.8	259.9
Additional shares from assumed issuance of shares under stock-based compensation awards	.4	1.1	.6	1.2

Weighted average shares and potential shares assumed outstanding for computing diluted earnings per share	240.6	257.1	245.4	261.1

Diluted earnings per share	$2.47	$2.10	$6.28	$6.80

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition of the Corporation as of September 30, 2014 compared with December 31, 2013 and the results of operations for the nine months and three months ended September 30, 2014 and 2013. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes contained in this report and the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

Cautionary Statement Regarding Forward-Looking Information

Certain statements in this document are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 (PSLRA). These forward-looking statements are made pursuant to the safe harbor provisions of the PSLRA and include statements regarding market conditions in 2014, including premium volume, rate trends, the pricing environment and competition; the cost of our property reinsurance program in 2014; our loss reserve and reinsurance recoverable estimates; property and casualty investment income after taxes for the full year 2014; the repurchase of common stock under our share repurchase program; the valuations of our pension and other postretirement benefit plan liabilities; and our financial position, capital adequacy and funding of liquidity needs. Forward-looking statements frequently can be identified by words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “predict,” “potential,” “continue,” or other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. These statements are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties, which include, among others, those discussed or identified in our Annual Report on Form 10-K for the year ended December 31, 2013 and from time to time in our other public filings with the Securities and Exchange Commission and those associated with:

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

Chubb assumes no obligation to update any forward-looking statement set forth in this document, which speak as of the date hereof.

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

•

Net income was $1.5 billion in the first nine months of 2014 and $594 million in the third quarter compared with $1.8 billion and $541 million, respectively, in the same periods of 2013. Net income was lower in the first nine months of 2014 compared with the same period of 2013 due to lower operating income, which we define as net income excluding realized investment gains and losses after tax. Net income was higher in the third quarter of 2014 compared with the same period of 2013 due to higher net realized investment gains.

•

Operating income was $1.3 billion in the first nine months of 2014 and $522 million in the third quarter compared with $1.6 billion and $529 million, respectively, in the same periods of 2013. The lower operating income in the first nine months of 2014 was due primarily to lower underwriting income in our property and casualty insurance business and, to a lesser extent, a decrease in property and casualty investment income. Management uses operating income, a non-GAAP financial measure, among other measures, to evaluate its performance because the realization of investment gains and losses in any period could be discretionary as to timing and can fluctuate significantly, which could distort the analysis of operating trends.

•

Underwriting results were highly profitable in the first nine months and third quarter of 2014 and 2013. Our combined loss and expense ratio was 89.6% in the first nine months of 2014 and 85.8% in the third quarter compared with 86.4% and 85.7% in the respective periods of 2013. Results were less profitable in the first nine months of 2014 compared to the same period of 2013 due primarily to a higher current accident year loss ratio excluding catastrophes and, to a lesser extent, a lower amount of favorable prior year loss development and a higher impact of catastrophes. Results were similarly profitable in the third quarter of 2014 and 2013 as a higher current accident year loss ratio excluding catastrophes and a lower amount of favorable prior year loss development in the third quarter of 2014 were substantially offset by a lower impact of catastrophes and a lower expense ratio. The impact of catastrophes accounted for 4.6 percentage points of the combined ratio in the first nine months of 2014 and 2.4 percentage points in the third quarter compared with 3.9 and 3.0 percentage points, respectively, in the same periods of 2013.

•

During the first nine months and third quarter of 2014, we estimate that we experienced overall favorable prior year loss development of about $480 million and $155 million, respectively, on loss reserves established as of the previous year end. We estimate that during the first nine months and third quarter of 2013, we experienced overall favorable prior year loss development of about $595 million and $190 million, respectively. In each period we experienced favorable prior year loss development in each segment of our insurance business.

•

Total net premiums written increased by 3% in the first nine months of 2014 and 5% in the third quarter compared with the same periods of 2013. Net premiums written in the United States increased by 4% in the first nine months of 2014 and 5% in the third quarter. Net premiums written outside the United States decreased by 1% in the first nine months of 2014 and increased by 4% in the third quarter, when measured in U.S. dollars. When measured in local currencies, such premiums increased slightly in the first nine months of 2014 and more significantly in the third quarter.

•

Property and casualty investment income after tax decreased by 4% in the first nine months and third quarter of 2014 compared with the same periods of 2013, due to a decline in the average yield on our investment portfolio. Management uses property and casualty investment income after tax, a non-GAAP financial measure, to evaluate its investment results because it reflects the impact of any change in the proportion of tax exempt investment income to total investment income and is therefore more meaningful for analysis purposes than investment income before income tax.

•

Net realized investment gains before tax were $351 million ($228 million after tax) in the first nine months of 2014 and $110 million ($72 million after tax) in the third quarter compared with $335 million ($218 million after tax) and $18 million ($12 million after tax), respectively, in the same periods of 2013. The net realized investment gains in the first nine months and third quarter of 2014 were primarily related to investments in limited partnerships, which generally are reported on a one quarter lag, sales of equity securities and, to a lesser extent, sales of fixed maturity securities. In the first nine months of 2013, net realized investment gains included the recognition of a gain in connection with the business combination of an issuer in which we held equity securities and warrants. The remaining net realized gains in the first nine months of 2013 were primarily related to investments in limited partnerships and sales of equity securities. The net realized gains in the third quarter of 2013 were primarily related to investments in limited partnerships.

A summary of our consolidated net income is as follows:

	Periods Ended September 30
	Nine Months		Third Quarter
	2014	2013	2014	2013
	(in millions)
Property and casualty insurance	$1,925	$2,298	$766	$782
Corporate and other	(177)	(182)	(58)	(61)

Consolidated operating income before income tax	1,748	2,116	708	721
Federal and foreign income tax	434	558	186	192

Consolidated operating income	1,314	1,558	522	529
Realized investment gains after income tax	228	218	72	12

Consolidated net income	$1,542	$1,776	$594	$541

Property and Casualty Insurance

A summary of the results of operations of our property and casualty insurance business is as follows:

	Periods Ended September 30
	Nine Months		Third Quarter
	2014	2013	2014	2013
	(in millions)
Underwriting
Net premiums written	$9,454	$9,186	$3,169	$3,029
Increase in unearned premiums	(242)	(160)	(50)	(2)

Premiums earned	9,212	9,026	3,119	3,027

Losses and loss expenses	5,316	4,862	1,679	1,600
Operating costs and expenses	2,987	2,960	1,004	986
Increase in deferred policy acquisition costs	(48)	(69)	(14)	(12)
Dividends to policyholders	32	28	11	10

Underwriting income	925	1,245	439	443

Investments
Investment income before expenses	1,034	1,076	338	352
Investment expenses	30	34	11	10

Investment income	1,004	1,042	327	342

Other income (charges)	(4)	11	—	(3)

Property and casualty income before tax	$1,925	$2,298	$766	$782

Property and casualty investment income after tax	$822	$854	$270	$280

Property and casualty income before tax was lower in the first nine months of 2014 compared with the same period of 2013, due to lower underwriting income and, to a lesser extent, a decrease in investment income. Property and casualty income before tax was slightly lower in the third quarter of 2014 compared with the same period of 2013, due primarily to a decrease in investment income. The decrease in underwriting income in the first nine months of 2014 compared with the same period of 2013 was primarily attributable to a higher current accident year loss ratio excluding catastrophes and, to a lesser extent, a lower amount of favorable prior year loss development and a higher impact of catastrophes. Underwriting income was similar in the third quarter of 2014 and 2013 as a higher current accident year loss ratio excluding catastrophes and a lower amount of favorable prior year loss development in the 2014 period were substantially offset by a lower impact of catastrophes and a lower expense ratio. The decrease in investment income in the first nine months and third quarter of 2014 compared with the same periods of 2013 was due to a decline in the average yield on our investment portfolio.

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

Net Premiums Written

Net premiums written were $9.5 billion in the first nine months of 2014 and $3.2 billion in the third quarter compared with $9.2 billion and $3.0 billion, respectively, in the same periods of 2013. Net premiums written by business unit were as follows:

	Nine Months Ended September 30			Quarter Ended September 30
	2014	2013	% Incr.	2014	2013	% Incr.
	(in millions)			(in millions)
Personal insurance	$3,389	$3,247	4%	$1,167	$1,106	6%
Commercial insurance	4,084	4,014	2	1,301	1,255	4
Specialty insurance	1,980	1,928	3	701	670	5

Total insurance	9,453	9,189	3	3,169	3,031	5
Reinsurance assumed	1	(3)	*	—	(2)	*

Total	$9,454	$9,186	3	$3,169	$3,029	5

*	The change in net premiums written is not presented for this business unit since it is in runoff.

Net premiums written increased by 3% in the first nine months of 2014 and 5% in the third quarter compared with the same periods of 2013. Net premiums written in the United States, which represented 76% of our total net premiums written in the first nine months of 2014, increased by 4% in the first nine months of 2014 and 5% in the third quarter. Net premiums written outside the United States decreased by 1% in the first nine months of 2014 and increased by 4% in the third quarter, when measured in U.S. dollars. When measured in local currencies, such premiums increased slightly in the first nine months of 2014 and more significantly in the third quarter.

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

Growth in net premiums written in the United States in the first nine months and third quarter of 2014 occurred in each segment of our business, with the most significant growth occurring in our personal insurance segment. Net premiums written in the United States also increased in our specialty insurance segment in the first nine months and third quarter of 2014, while premium growth in our commercial insurance segment was modest in both periods of 2014. Growth in our personal insurance business in the first nine months and third quarter of 2014 was attributable to higher rates upon renewal, higher insured exposures, strong retention of existing business, and new business. In the first nine months and third quarter of 2014, growth in net premiums written in our commercial insurance segment and our professional liability business, which is the predominant component of our specialty insurance segment, reflected renewal rate increases, strong retention of existing business, as well as new business.

Average renewal rates for our personal insurance business in the United States were up modestly in the first nine months and third quarter of 2014 compared with expiring rates, driven particularly by our homeowners and excess liability classes of business. The amounts of coverage purchased or the insured exposures, both of which are bases upon which we calculate the premiums we charge, were also up modestly in both periods. Retention levels in our personal insurance business in the United States remained strong in the first nine months and third quarter of 2014. The level of new business in the United States in our personal insurance business was flat in the first nine months of 2014 and down modestly in the third quarter compared with the same periods of 2013. Average renewal rates in the first nine months and third quarter of 2014 in the United States were up in both our commercial insurance and professional liability businesses, but more so in our professional liability business. The amounts of coverage purchased or the insured exposures were down slightly in our commercial insurance business in the first nine months and third quarter of 2014 compared with the same periods in 2013. Such amounts were also down slightly in our professional liability business in the first nine months of 2014 but were flat in the third quarter. We continued to retain a high percentage of our existing commercial insurance and professional liability business in the United States. Retention levels in the first nine months and third quarter of 2014 were modestly higher in our commercial insurance and professional liability businesses compared with those in the same periods of 2013. We continued to seek renewal rate increases in most of the classes within the commercial insurance and professional liability businesses and to take underwriting actions to improve profitability. As components of our business have approached rate adequacy due to pricing and underwriting actions over the last several years, the level of renewal rate increases has moderated and we have achieved higher retention levels. The level of new business in the United States was higher in both our commercial insurance and professional liability businesses in the first nine months of 2014 compared with the same period of 2013. In the third quarter of 2014, the level of new business in the United States was flat in our commercial insurance business and was higher in our professional liability business compared with the same period of 2013.

Outside the United States, net premiums written decreased slightly in the first nine months of 2014 compared with the same period of 2013, as a modest decrease in our personal insurance segment and a slight decrease in our specialty insurance segment were partially offset by a modest increase in our commercial insurance segment. In the third quarter of 2014, net premiums written outside the United States increased in our commercial and, to a lesser extent, specialty insurance segments while net premiums written were flat in our personal insurance segment compared with the same period of 2013. Net premiums written outside the United States excluding the effect of foreign currency translation increased in the first nine months of 2014, with modest growth in the commercial insurance segment and slight growth in the personal insurance and specialty insurance segments. Such premiums also increased in the third quarter of 2014 in each segment of our business, with the most significant growth occurring in the commercial insurance segment.

Net premiums written in our personal insurance business outside the United States in the first nine months and third quarter of 2014 reflected a modest overall average renewal rate increase compared with expiring rates, driven by a significant increase in our automobile business. Average renewal rates outside the United States were up slightly in both our commercial insurance and our professional liability businesses in the first nine months and third quarter of 2014. The amounts of insured exposures were up slightly in our personal insurance business and down slightly in both our commercial insurance and professional liability businesses outside the United States in both the first nine months and third quarter of 2014 compared with the same periods of 2013. Retention levels outside the United States were modestly higher in our commercial insurance business in the first nine months and third quarter of 2014 compared with the same periods of 2013. Retention levels outside the United States were about the same in our professional liability business in the first nine months of 2014 and modestly higher in the third quarter compared with the same periods of 2013. In our commercial insurance and professional liability businesses, the level of new business written outside the United States was higher in the first nine months and third quarter of 2014 compared with the same periods of 2013.

We expect our net premiums written for the full year 2014 will increase at a rate similar to the rate in the first nine months of the year, assuming average foreign currency to U.S. dollar exchange rates for the remainder of the year remain similar to September 30, 2014 levels. We expect that during the remainder of 2014 market conditions will remain competitive and average renewal rate increases in some of our commercial and professional liability classes of business may be at levels below those achieved in recent years.

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

Our commercial property per risk treaty provides coverage for property exposures both inside and outside the United States. Depending upon the currency in which the covered insurance policy was issued, the treaty provides coverage per risk of approximately $555 million to $790 million in excess of our initial retention, which is generally between $25 million and $35 million.

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

Underwriting results were highly profitable in the first nine months of 2014 and 2013. Underwriting results were also highly profitable in the third quarter of both years. The combined loss and expense ratio for our overall property and casualty business was as follows:

	Periods Ended September 30
	Nine Months		Third Quarter
	2014	2013	2014	2013

Loss ratio	57.9%	54.1%	54.0%	53.0%
Expense ratio	31.7	32.3	31.8	32.7

Combined ratio	89.6%	86.4%	85.8%	85.7%

The loss ratio was higher in the first nine months of 2014 and slightly higher in the third quarter compared with the same periods of 2013. The higher loss ratio in the first nine months of 2014 compared with the same period of 2013 was due primarily to a higher current accident year loss ratio excluding catastrophes and, to a lesser extent, a lower amount of favorable prior year loss development and a higher impact of catastrophes. The slightly higher loss ratio in the third quarter of 2014 compared with the same period of 2013 was due primarily to a higher current accident year loss ratio excluding catastrophes and a lower amount of favorable prior year loss development, offset in part by a lower impact of catastrophes. In our personal insurance segment, the current accident year loss ratio excluding catastrophes was modestly higher in the first nine months of 2014 and slightly higher in the third quarter compared with the same periods of 2013. The higher current accident year loss ratio excluding catastrophes in our personal insurance segment in the first nine months of 2014 was driven by an increase in both fire losses and non-catastrophe weather-related losses in our homeowners business compared with the 2013 period. The current accident year loss ratio excluding catastrophes for our commercial insurance segment was slightly higher in the first nine months and third quarter of 2014 compared with the same periods of 2013. The current accident year loss ratio for our specialty insurance segment was similar in the first nine months and third quarter of 2014 and 2013. The current accident year loss ratio for that segment in the first nine months of 2014 was adversely impacted by one large surety loss in the first quarter.

Our underwriting profitability in any given period will be affected by the impact of catastrophes in that period. We define a catastrophe as an event that is estimated to cause $25 million or more in industry-wide insured property losses and affects a significant number of policyholders and insurers.

The net impact of catastrophes in the first nine months of 2014 was $419 million, which represented 4.6 percentage points of the combined ratio, compared with $347 million or 3.9 percentage points in the same period of 2013. The net impact of catastrophes in the third quarter of 2014 was $74 million, which represented 2.4 percentage points of the combined ratio, compared with $92 million or 3.0 percentage points in the same period of 2013. A significant portion of the catastrophe losses in the first nine months of 2014 related to weather-related events in the United States, including a severe winter freeze event in the first quarter which affected a widespread area of the United States. A significant portion of the catastrophe losses in the first nine months of 2013 related to several severe storms in the central United States, primarily in the second and third quarters, as well as flooding in southern Alberta, Canada, in the second quarter and flooding in Ontario, Canada, in the third quarter.

The individually significant events that contributed to catastrophe costs, including losses and any related reinsurance reinstatement premiums, during the first nine months of 2014 and 2013 were as follows:

(in millions)

2014
Winter freeze – 17 states in the United States – January 2014	$121
Other events	298

Total	$419

2013
Flooding – Alberta, Canada – June 2013	$85
Other events	262

Total	$347

The net impact of catastrophes in the first nine months of 2014 reflected no prior year loss development. This compares to favorable prior year loss development of $18 million in the same period of 2013. The net impact of catastrophes in the third quarter of 2014 reflected unfavorable prior year loss development of $8 million compared with favorable prior year loss development of $12 million in the same period of 2013.

The expense ratio was lower in the first nine months and third quarter of 2014 compared with the same periods of 2013. The lower ratio in the 2014 periods was due primarily to growth in net premiums written and a slight decrease in overhead expenses offset in part by a slight increase in commission expense.

Review of Underwriting Results by Business Unit

Personal Insurance

Net premiums written in our personal insurance segment, which represented 36% of our premiums written in the first nine months of 2014, increased by 4% in the first nine months of 2014 and 6% in the third quarter compared with the same periods of 2013. Net premiums written for the classes of business within the personal insurance segment were as follows:

	Nine Months Ended September 30			Quarter Ended September 30
	2014	2013	% Incr.	2014	2013	% Incr.
	(in millions)			(in millions)
Automobile	$558	$556	—%	$190	$185	3%
Homeowners	2,093	2,011	4	735	707	4
Other	738	680	9	242	214	13

Total personal	$3,389	$3,247	4	$1,167	$1,106	6

The increase in net premiums written in our personal insurance business in the first nine months and third quarter of 2014 compared with the same periods of 2013 was driven by growth in the United States. Premium growth occurred in all classes of our personal insurance business in the first nine months and third quarter of 2014 in the United States. Net premiums written outside the United States decreased in the first nine months of 2014 and were flat in the third quarter, due to the negative impact of foreign currency translation. The overall growth in our personal insurance business was attributable to higher rates upon renewal, higher insured exposures, strong retention of existing business, and new business. Net premiums written for our personal automobile business were flat in the first nine months of 2014 and increased modestly in the third quarter compared with the same periods of 2013. In both 2014 periods, growth occurred in the United States. Net premiums written outside the United States for our personal automobile business declined in the first nine months and third quarter of 2014, due to the negative impact of foreign currency translation. Personal automobile premiums written outside the United States represent about 40% of our annual worldwide personal automobile business, with more than half written in Brazil. Premiums for our homeowners business increased modestly in the first nine months and third quarter of 2014 compared with the same periods of 2013, driven by growth in the United States, reflecting higher renewal rates, increases in the values insured on existing policies, strong retention of existing business, as well as new business. Homeowners premiums outside the United States decreased slightly in the first nine months of 2014 and increased slightly in the third quarter compared with the same periods of 2013. In both periods, homeowners premium growth outside the United States was adversely impacted by foreign currency translation. Premiums for our other personal business, which includes accident and health, excess liability and yacht coverages, increased in the first nine months and third quarter of 2014 compared with the same periods of 2013, driven by significant growth in the United States. Premiums for our other personal business written outside the United States decreased modestly in the first nine months of 2014 and increased modestly in the third quarter compared with the same periods of 2013. In both periods, premium growth outside the United States reflected the negative impact of foreign currency translation. Premiums for our accident and health business increased significantly in the first nine months and third quarter of 2014 compared with the same periods of 2013. The increase was more significant in the third quarter, driven by growth in the United States. Accident and health premiums written outside the United States decreased modestly in the first nine months of 2014 and increased modestly in the third quarter. Premiums for our excess liability business, most of which is written in the United States, increased significantly in the first nine months and third quarter of 2014 compared with the same periods of 2013.

Our personal insurance business produced profitable underwriting results in the first nine months of 2014 compared with highly profitable results in the same period of 2013. Results for our personal insurance business were highly profitable in the third quarter of both years, but more so in 2014. The combined loss and expense ratios for the classes of business within the personal insurance segment were as follows:

	Periods Ended September 30
	Nine Months		Third Quarter
	2014	2013	2014	2013

Automobile	97.4%	95.1%	95.2%	95.8%
Homeowners	92.2	84.4	80.3	84.3
Other	93.7	94.0	95.4	94.9
Total personal	93.3	88.2	85.9	88.3

The less profitable underwriting results for our personal insurance business in the first nine months of 2014 compared with the same period of 2013 were driven mainly by deterioration in the results in our homeowners business, due to a higher impact of fire losses and non-catastrophe weather-related losses. The more profitable results for our personal insurance business in the third quarter of 2014 compared with the same period of 2013 were driven mainly by more profitable results in our homeowners business, due primarily to a lower impact of catastrophes. The impact of catastrophes represented 7.3 percentage points of the combined ratio for our personal insurance business in the first nine months of 2014 and 3.5 percentage points in the third quarter compared with 7.9 and 7.0 percentage points, respectively, in the same periods of 2013.

Our personal automobile business produced profitable results in the first nine months of 2014 and 2013, but more so in the 2013 period. The more profitable results in the first nine months of 2013 were driven mainly by more profitable results in the United States, which benefited from a more significant amount of favorable prior year loss development compared with the 2014 period. Results outside the United States were near breakeven in the first nine months of 2014 and 2013. Personal automobile results in the third quarter of both years were similarly profitable and benefited from a modest amount of favorable prior year loss development. Results outside the United States were modestly profitable in the third quarter of 2014 compared to slightly unprofitable results in the same period of 2013.

Homeowners results were profitable in the first nine months of 2014 compared with highly profitable results in the same period of 2013. Results for this business were highly profitable in the third quarter of both years, but more so in 2014. The less profitable results in the first nine months of 2014 were due primarily to a higher current accident year loss ratio excluding catastrophes, driven by an increase in fire losses and non-catastrophe weather-related losses. The more profitable results in the third quarter of 2014 were due primarily to a lower impact of catastrophes. Catastrophe losses represented 11.8 percentage points of the combined ratio for this class in the first nine months of 2014 and 5.6 percentage points in the third quarter compared with 12.5 and 11.1 percentage points, respectively, in the same periods of 2013.

Our other personal business produced profitable results in the first nine months and third quarter of 2014 and 2013. In the United States, results for our other personal business were highly profitable in the first nine months and third quarter of both years. Results for this business outside the United States were unprofitable in the first nine months and third quarter of both years, but more so in the 2014 periods. Our accident and health business produced slightly unprofitable results in the first nine months of 2014 compared with slightly profitable results in the same period of 2013. Results for this business were unprofitable in the third quarter of 2014 compared with slightly unprofitable results in the same period of 2013. Results for our personal excess liability business were highly profitable in the first nine months and third quarter of both years. Results for this business in each period benefited from favorable prior year loss development. Our yacht business produced highly profitable results in the first nine months and third quarter of both years.

Commercial Insurance

Net premiums written in our commercial insurance segment, which represented 43% of our premiums written in the first nine months of 2014, increased by 2% in the first nine months of 2014 and 4% in the third quarter compared with the same periods of 2013. Net premiums written for the classes of business within the commercial insurance segment were as follows:

	Nine Months Ended September 30		% Incr.	Quarter Ended September 30		% Incr. (Decr.)
	2014	2013		2014	2013
	(in millions)			(in millions)
Multiple peril	$837	$834	—%	$291	$285	2%
Casualty	1,251	1,240	1	401	390	3
Workers’ compensation	874	846	3	279	281	(1)
Property and marine	1,122	1,094	3	330	299	10

Total commercial	$4,084	$4,014	2	$1,301	$1,255	4

Net premiums written in our commercial insurance business increased modestly in the first nine months and third quarter of 2014 in the United States compared with the same periods of 2013. Net premiums written outside the United States increased modestly in the first nine months of 2014 and increased significantly in the third quarter. Overall, premium growth in our commercial insurance business in the first nine months and third quarter of 2014 was constrained by lower renewal exposures and our continued efforts to secure adequate rates on renewal and new business in a market that continued to be competitive. Growth within our commercial insurance business in the first nine months of 2014 was driven by the workers’ compensation and property and marine classes, reflecting high retention, new business, and renewal rate increases. In the first nine months of 2014, premiums written for the other classes within our commercial insurance business increased slightly. In the third quarter of 2014, significant growth occurred in the property and marine class, due primarily to new business as well as strong retention and lower ceded reinsurance premiums. Growth occurred both inside and outside the United States. Modest growth occurred in the multiple peril and casualty classes in the third quarter of 2014 while premiums written in the workers’ compensation class decreased slightly. The positive overall rate environment experienced in recent years for commercial insurance in the United States continued in the first nine months of 2014. For our commercial insurance business overall, average renewal rates in the United States increased modestly in the first nine months and third quarter of 2014 compared with expiring rates, with increases occurring in each class. Overall, average renewal rates outside the United States increased slightly in the first nine months and third quarter of 2014. Retention levels of our existing policyholders remained strong and were modestly higher, both inside and outside the United States, in the first nine months and third quarter of 2014 compared with the same periods of 2013. In the first nine months and third quarter of 2014, the average renewal exposure was down slightly both inside and outside the United States compared with the same periods of 2013. The amount of new business, both inside and outside the United States, was higher in the first nine months of 2014 compared with the same period of 2013, as a result of more opportunities to write business at appropriate rates. The amount of new business was also higher in the third quarter of 2014 outside the United States, but remained flat in the United States compared with the same period of 2013.

Our commercial insurance business produced highly profitable underwriting results in the first nine months and third quarter of 2014 and 2013, but more so in 2013. The combined loss and expense ratios for the classes of business within the commercial insurance segment were as follows:

	Periods Ended September 30
	Nine Months		Third Quarter
	2014	2013	2014	2013

Multiple peril	88.4%	86.6%	81.9%	82.0%
Casualty	90.0	95.4	95.3	98.5
Workers’ compensation	84.1	88.9	83.9	91.2
Property and marine	97.3	71.8	93.3	69.2
Total commercial	90.4	85.6	89.5	85.2

The less profitable results in our commercial insurance business in the first nine months and third quarter of 2014 compared with the same periods of 2013 were due to a lower amount of favorable prior year loss development, a higher impact of catastrophes and a slightly higher current accident year loss ratio excluding catastrophes. The impact of catastrophes represented 4.5 percentage points of the combined ratio for our commercial insurance business in the first nine months of 2014 and 2.6 percentage points in the third quarter compared with 2.6 and 1.4 percentage points, respectively, in the same periods of 2013. The current accident year loss ratio excluding catastrophes in the first nine months of 2014 was adversely affected by a higher impact of large fire losses and non-catastrophe weather-related losses primarily in our property and marine business. Results for our commercial insurance business in all periods benefited from significant favorable prior year loss development and our disciplined risk selection in recent years.

Multiple peril results were highly profitable in the first nine months of 2014 and 2013, but more so in 2013. Multiple peril results were also highly profitable in the third quarter of both years. Results in the property component of this business in the first nine months of both years were highly profitable, but modestly less so in 2014 due primarily to a higher impact of catastrophes. Results for the property component were also highly profitable in the third quarter of both years. In the multiple peril class overall, the impact of catastrophes represented 5.9 percentage points of the combined ratio in the first nine months of 2014 and 3.2 percentage points in the third quarter compared with 4.4 and 3.2 percentage points, respectively, in the same periods of 2013. The liability component of this business produced highly profitable results in the first nine months of 2014 compared with profitable results in the same period of 2013. Results for the liability component of this business were highly profitable in the third quarter of both years.

Results for our casualty business were profitable in the first nine months and third quarter of 2014 and 2013, but more so in the 2014 periods. Results for the primary liability component of this business were slightly profitable in the first nine months of 2014 and near breakeven in the third quarter compared with unprofitable results in the same periods of 2013. Results for this component in the 2013 periods reflected a high volume of large reported losses, many of which related to prior accident years. The automobile component of our casualty business produced breakeven results in the first nine months of 2014 compared with modestly profitable results in the same period of 2013. Results for this component were modestly profitable in the third quarter of 2014 compared with slightly unprofitable results in the same period of 2013. Results for the excess liability component of our casualty business were highly profitable in the first nine months and third quarter of both 2014 and 2013. Results for this component in all periods benefited from substantial favorable prior year loss development. Overall results for our casualty business were adversely affected by incurred losses related to asbestos and toxic waste claims in the first nine months and third quarter of 2014 and 2013. Our analysis of these exposures resulted in increases in the estimate of our ultimate liabilities. Such losses represented 2.9 and 3.8 percentage points of the combined ratio for this class in the first nine months of 2014 and 2013, respectively, and 5.9 and 3.4 percentage points in the third quarter of 2014 and 2013, respectively.

Workers’ compensation results were highly profitable in the first nine months of both 2014 and 2013, but more so in 2014. Results were also highly profitable in the third quarter of 2014 compared with profitable results in the same period of 2013. The more profitable results in the 2014 periods were mainly due to improved current accident year results compared with the same periods of 2013. Results in each period reflected favorable prior year loss development, but modestly more so in the 2014 periods. Results also reflected improved pricing and our disciplined risk selection during the past several years.

Property and marine results were profitable in the first nine months and third quarter of 2014 compared with highly profitable results in the same periods of 2013. The less profitable results in the first nine months of 2014 reflected a significantly higher current accident year loss ratio excluding catastrophes, due in large part to a higher impact of large fire losses and non-catastrophe weather-related losses. In addition, results in the first nine months of 2013 benefited from a significant amount of favorable prior year loss development and a lower impact of catastrophes. The less profitable results in the third quarter of 2014 reflected a higher current accident year loss ratio excluding catastrophes. Results in the third quarter of 2013 also benefited from a significant amount of favorable prior year loss development and a lower impact of catastrophes. The impact of catastrophes represented 11.4 percentage points of the combined ratio in the first nine months of 2014 and 6.6 percentage points in the third quarter compared with 5.2 and 2.2 percentage points, respectively, in the same periods of 2013.

Specialty Insurance

Net premiums written in our specialty insurance segment, which represented 21% of our premiums written in the first nine months of 2014, increased by 3% in the first nine months of 2014 and 5% in the third quarter compared with the same periods of 2013. Net premiums written for the classes of business within the specialty insurance segment were as follows:

	Nine Months Ended September 30		% Incr.	Quarter Ended September 30		% Incr.
	2014	2013	(Decr.)	2014	2013	(Decr.)
	(in millions)			(in millions)
Professional liability	$1,753	$1,692	4%	$629	$594	6%
Surety	227	236	(4)	72	76	(5)

Total specialty	$1,980	$1,928	3	$701	$670	5

Net premiums written for our professional liability business increased by 4% in the first nine months of 2014 and 6% in the third quarter compared with the same periods of 2013. Such net premiums written in the United States were higher in the first nine months and third quarter of 2014 compared with the same periods of 2013. Net premiums written outside the United States were slightly higher in the first nine months and third quarter of 2014 compared with the same periods of 2013. Professional liability premium growth in the first nine months of 2014 included the modestly positive effect of our decision not to renew a reinsurance program, which expired July 1, 2013, that provided coverage for a portion of our professional liability business. Premium growth in our professional liability business continued to reflect our focus on profitability in the pricing of renewal policies and new business, in what remains a competitive marketplace. The overall rate environment for professional liability business remained positive, particularly in the United States and we continued to pursue rate increases. Retention levels for the classes within our professional liability business remained strong. Retention levels in the United States were modestly higher in the first nine months and third quarter of 2014 compared with those in the same periods of 2013. The retention levels outside the United States were substantially unchanged in the first nine months of 2014 and were modestly higher in the third quarter. New business volume was modestly higher in the first nine months and third quarter of 2014 compared with the same periods of 2013, with increases occurring both inside and outside the United States. The new business volume in the 2014 periods reflected opportunities to write suitably-priced business in select classes due to the positive pricing trends in the market over the last few years. Average renewal rates for our professional liability business in the United States were higher in the first nine months and third quarter of 2014 compared with expiring rates, with increases occurring in most classes of this business. Overall, average renewal rates outside the United States were up slightly in the first nine months and third quarter of 2014. The amounts of insured exposures in the United States were down slightly in the first nine months of 2014 and about the same in the third quarter compared with the same periods of 2013. Such amounts outside the United States were down slightly in both periods of 2014.

The decrease in net premiums written in our surety business in the first nine months of 2014 compared with the same period of 2013 was driven by a decline in premiums written outside the United States, particularly in Latin America, partly due to the negative impact of foreign currency translation. Premiums written in the United States for our surety business increased slightly in the first nine months of 2014. The decrease in net premiums written in the third quarter of 2014 compared with the same period of 2013 was driven by a decline in premiums written in the United States. Premiums written outside the United States for our surety business were flat in the third quarter of 2014 compared with the same period of 2013. The timing of contract awards to our customers can vary and, as a result, premium growth in our surety business varies from period to period.

Our specialty insurance business produced highly profitable underwriting results in the first nine months and third quarter of 2014 and 2013. The combined loss and expense ratios for the classes of business within the specialty insurance segment were as follows:

	Periods Ended September 30
	Nine Months		Third Quarter
	2014	2013	2014	2013

Professional liability	82.9%	90.6%	81.3%	87.6%
Surety	73.3	44.9	54.8	41.3
Total specialty	81.8	85.2	78.3	82.3

Our professional liability business produced highly profitable results in the first nine months and third quarter of 2014 and 2013, but more so in the 2014 periods. The more profitable results in the 2014 periods were due to a higher amount of favorable prior year loss development and improved current accident year results compared with the same periods of 2013.

Results for the directors and officers liability class were highly profitable in the first nine months and third quarter of 2014 and 2013, but more so in the 2014 periods. Results in all periods benefited from favorable prior year loss development. Results for the fidelity class were profitable in the first nine months of 2014 compared with slightly profitable results in the same period of 2013. Results for the fidelity class reflected unfavorable prior year loss development in the first nine months of both years, but more so in 2013. Results for this class were profitable in the third quarter of both years. Results for the employment practices liability class were unprofitable in the first nine months and third quarter of 2014 and 2013, but less so in the 2014 periods. Results for this class in the first nine months of 2013 were adversely affected by unfavorable prior year loss development. Results for the errors and omissions liability class were unprofitable in the first nine months of 2014 and 2013, but less so in 2014 due to improved current accident year results as well as a lower amount of unfavorable prior year loss development. Results for this class were profitable in the third quarter of 2014 compared with unprofitable results in the same period of 2013. Results in the third quarter of 2014 reflected a modest amount of favorable prior year loss development, whereas results in the same period of 2013 reflected unfavorable prior year loss development. Results for the fiduciary liability class were highly profitable in the first nine months and third quarter of both 2014 and 2013. Results for this class reflected favorable prior year loss development in all periods.

Our surety business produced highly profitable results in the first nine months and third quarter of 2014 and 2013. Results in the first nine months of 2014 were less profitable than the same period of 2013 due primarily to one large loss outside the United States in the first quarter. Our surety business tends to be characterized by losses that are infrequent but have the potential to be highly severe.

Reinsurance Assumed

Net premiums written in our runoff reinsurance assumed business were not significant in the first nine months and third quarter of 2014 or 2013. This business produced breakeven results in the first nine months of 2014 compared with profitable results in the same period of 2013. Results in the first nine months of 2013 benefited from favorable prior year loss development. Results for this business were breakeven in the third quarter of both years.

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

Incurred but not reported (IBNR) reserve estimates are generally calculated by first projecting the ultimate cost of all claims that have occurred and then subtracting reported losses and loss expenses. Reported losses include cumulative paid losses and loss expenses plus case reserves. The IBNR reserve includes a provision for claims that have occurred but have not yet been reported to us, some of which are not yet known to the insured, as well as a provision for future development on reported claims. A relatively large proportion of our net loss reserves, particularly for long tail liability classes, are reserves for IBNR losses. In fact, about 75% of our aggregate net loss reserves at September 30, 2014 were for IBNR losses.

Our gross case and IBNR loss reserves and related reinsurance recoverable by class of business were as follows:

	Gross Loss Reserves			Reinsurance	Net Loss
September 30, 2014	Case	IBNR	Total	Recoverable	Reserves
	(in millions)

Personal insurance
Automobile	$262	$154	$416	$14	$402
Homeowners	449	378	827	47	780
Other	336	754	1,090	82	1,008

Total personal	1,047	1,286	2,333	143	2,190

Commercial insurance
Multiple peril	600	1,214	1,814	43	1,771
Casualty	1,414	5,548	6,962	408	6,554
Workers’ compensation	1,107	2,071	3,178	292	2,886
Property and marine	770	494	1,264	364	900

Total commercial	3,891	9,327	13,218	1,107	12,111

Specialty insurance
Professional liability	1,255	5,776	7,031	299	6,732
Surety	20	62	82	6	76

Total specialty	1,275	5,838	7,113	305	6,808

Total insurance	6,213	16,451	22,664	1,555	21,109

Reinsurance assumed	146	265	411	131	280

Total	$6,359	$16,716	$23,075	$1,686	$21,389

	Gross Loss Reserves			Reinsurance	Net Loss
December 31, 2013	Case	IBNR	Total	Recoverable	Reserves
	(in millions)

Personal insurance
Automobile	$265	$141	$406	$16	$390
Homeowners	414	357	771	56	715
Other	345	713	1,058	90	968

Total personal	1,024	1,211	2,235	162	2,073

Commercial insurance
Multiple peril	598	1,190	1,788	43	1,745
Casualty	1,565	5,398	6,963	387	6,576
Workers’ compensation	1,023	2,047	3,070	277	2,793
Property and marine	834	492	1,326	440	886

Total commercial	4,020	9,127	13,147	1,147	12,000

Specialty insurance
Professional liability	1,390	5,842	7,232	343	6,889
Surety	19	56	75	4	71

Total specialty	1,409	5,898	7,307	347	6,960

Total insurance	6,453	16,236	22,689	1,656	21,033
Reinsurance assumed	169	288	457	146	311

Total	$6,622	$16,524	$23,146	$1,802	$21,344

Loss reserves, net of reinsurance recoverable, increased by $45 million during the first nine months of 2014. Loss reserves related to our insurance business increased by $76 million during the first nine months of 2014, which reflected an increase of $20 million related to catastrophe losses and a decrease of approximately $106 million related to the effect of foreign currency translation due to the stronger U.S. dollar at September 30, 2014 compared with December 31, 2013. Loss reserves related to our reinsurance assumed business, which is in runoff, decreased by $31 million.

The increase in our homeowners gross loss reserves during the first nine months of 2014 was driven by fire losses and non-catastrophe weather-related losses. The decrease in gross loss reserves in the professional liability classes was mainly due to lower case reserves as a result of paid claim activity during the first nine months of 2014.

In establishing the loss reserves of our property and casualty subsidiaries, we consider facts currently known and the present state of the law and coverage litigation. Based on all information currently available, we believe that the aggregate loss reserves at September 30, 2014 were adequate to cover claims for losses that had occurred as of that date, including both those known to us and those yet to be reported. However, as discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013, there are significant uncertainties inherent in the loss reserving process. It is therefore possible that management’s estimate of the ultimate liability for losses that had occurred as of September 30, 2014 may change, which could have a material effect on the Corporation’s results of operations and financial condition.

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

We estimate that we experienced overall favorable prior year development of about $480 million during the first nine months of 2014 and $155 million in the third quarter compared with favorable prior year development of about $595 million and $190 million, respectively, in the same periods of 2013, on loss reserves established as of the respective previous year end.

The favorable development in the first nine months of 2014 was primarily in the professional liability classes due to favorable loss experience related mainly to accident years 2010 and prior, and in the commercial liability classes due to favorable loss experience related mainly to accident years 2008 through 2012. The favorable development in the first nine months of 2013 was primarily in the commercial property classes, partly due to lower than expected severity primarily in the 2012 accident year and, to a lesser extent, in the commercial liability classes due to favorable loss experience related mainly to accident years 2010 and prior, and in the professional liability classes due to favorable loss experience related mainly to accident years 2008 and prior.

Investment Results

Property and casualty investment income before taxes decreased by 4% in both the first nine months and third quarter of 2014 compared with the same periods of 2013. The decrease was due to a decline in the average yield on our property and casualty subsidiaries’ investment portfolio. The decrease in the average yield on the investment portfolio for the first nine months and third quarter of 2014 compared with the same periods of 2013 resulted from lower reinvestment yields on securities that we purchased to replace fixed maturities that matured, were redeemed by the issuer or were sold since the third quarter of 2013. For the first nine months and third quarter of 2014, the impact of the decline in average yield was partially offset by the impact of a slight increase in our average invested assets. Our property and casualty subsidiaries held a slightly higher amount of average invested assets in the first nine months and third quarter of 2014 compared with the same periods of 2013. While the property and casualty subsidiaries generated substantial operating cash flows in the last three months of 2013 and the first nine months of 2014, average invested assets were also impacted by substantial dividend distributions made by the property and casualty subsidiaries to Chubb during the second half of 2013 and the first half of 2014.

The effective tax rate on our investment income was 18.1% in the first nine months of 2014 compared with 18.0% in the same period of 2013. The effective tax rate fluctuates as the proportion of tax exempt investment income relative to total investment income changes from period to period.

On an after-tax basis, property and casualty investment income decreased by 4% in both the first nine months and the third quarter of 2014 compared with the same periods of 2013. The after-tax annualized yield on our property and casualty subsidiaries’ investment portfolio was 2.76% and 2.88% in the first nine months of 2014 and 2013, respectively.

We expect that property and casualty investment income after taxes will decline for the full year 2014. This expected decline reflects the actual results for the first nine months of 2014 as well as the expected effect of having invested funds from securities that matured in 2013 and 2014 in securities with yields lower than the yields on the maturing securities, and the expectation that this pattern will continue during the remainder of 2014. The expected decline assumes that the average yield on fixed maturity securities available in the market and the average foreign currency to U.S. dollar exchange rates for the last three months of 2014 are both similar to September 30, 2014 levels and that average invested assets in 2014 will be slightly higher than 2013, based on our expectations of cash flows during the year.

Other Income and Charges

Other income and charges, which includes miscellaneous income and expenses of the property and casualty subsidiaries, was not significant in the first nine months of 2014 and 2013.

Corporate and Other

Corporate and other comprises investment income earned on corporate invested assets, interest expense and other expenses not allocated to our operating subsidiaries and the results of our non-insurance subsidiaries.

Corporate and other produced a loss before taxes of $177 million in the first nine months of 2014 compared with a loss of $182 million for the same period of 2013.

Realized Investment Gains and Losses

Net realized investment gains and losses were as follows:

	Periods Ended September 30
	Nine Months		Third Quarter
	2014	2013	2014	2013
	(in millions)

Net realized gains (losses)
Fixed maturities	$71	$12	$22	$(5)
Equity securities	132	178	43	4
Other invested assets	153	156	45	23

	356	346	110	22

Other-than-temporary impairment losses
Fixed maturities	(4)	(2)	—	(2)
Equity securities	(1)	(9)	—	(2)

	(5)	(11)	—	(4)

Realized investment gains before tax	$351	$335	$110	$18

Realized investment gains after tax	$228	$218	$72	$12

In the first nine months of 2013, the net realized gains of equity securities and other invested assets included $74 million and $10 million, respectively, related to the exchange of our holdings of common stock and warrants of Alterra Capital Holdings Limited for common stock of Markel Corporation and cash as a result of a business combination that took place during the second quarter of 2013.

The net realized gains and losses of other invested assets primarily include the aggregate of realized gain distributions to us from the limited partnerships in which we have an interest and changes in our equity in the net assets of those partnerships based on valuations provided to us by the manager of each partnership. Due to the timing of our receipt of valuation data from the investment managers, the value of these investments and any related realized gains and losses are generally reported on a one quarter lag.

The net realized gains of the limited partnerships reported in the first nine months of 2014 primarily reflected the positive performance of the global equity and high yield investment markets in the first six months of 2014 and the fourth quarter of 2013. The net realized gains of the limited partnerships reported in the first nine months of 2013 primarily reflected the positive performance of the global equity and high yield investment markets in the first quarter of 2013 and the fourth quarter of 2012.

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

Capital Resources

Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. At September 30, 2014, the Corporation had shareholders’ equity of $16.5 billion and total debt of $3.3 billion.

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

In January 2013, the Board of Directors authorized the repurchase of up to $1.3 billion of Chubb’s common stock. Repurchases under this authorization were completed in January 2014. On January 30, 2014, the Board of Directors authorized the repurchase of up to $1.5 billion of Chubb’s common stock. During the first nine months of 2014, under these two authorizations we repurchased 13,448,081 shares of Chubb’s common stock in open market transactions at a cost of $1,209 million. As of September 30, 2014, approximately $399 million remained under the January 2014 authorization. This authorization has no expiration date. We expect to complete the repurchase of shares under this authorization by the end of January 2015, subject to market conditions and other factors.

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

Our strong underwriting and investment results generated substantial positive operating cash flows in the first nine months of 2014 and 2013. The cash provided by the property and casualty subsidiaries’ operating activities increased in the first nine months of 2014 compared with the same period of 2013 primarily as a result of lower tax payments and modestly higher premium collections. During the first nine months of 2014, the cash provided by the operating activities of the property and casualty subsidiaries exceeded the cash used for financing activities by the property and casualty subsidiaries (primarily the payment of dividends to Chubb) by approximately $510 million. In the first nine months of 2014, dividends paid to Chubb by the property and casualty subsidiaries increased by $457 million compared with the comparable period of 2013 reflecting in part a difference in the timing of the payment of subsidiary dividends in 2013 and those paid and anticipated in 2014. During the first nine months of 2013, the cash provided by the operating activities of the property and casualty subsidiaries exceeded the cash used for financing activities by the property and casualty subsidiaries (primarily the payment of dividends to Chubb) by approximately $430 million.

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

During the first nine months of 2014, the property and casualty subsidiaries paid dividends of $1.4 billion to Chubb. Whether any dividends the property and casualty subsidiaries may pay during the remainder of 2014 require regulatory approval will depend on the amount and timing of the dividend payments. As of September 30, 2014, the maximum aggregate dividend distribution that may be made by the subsidiaries to Chubb during the remainder of 2014 without prior regulatory approval was approximately $600 million.

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

Our objective is to achieve an appropriate mix of taxable and tax exempt securities in our portfolio to balance both investment and tax strategies. At September 30, 2014, 62% of our U.S. fixed maturity portfolio was invested in tax exempt securities. At September 30, 2014, about 70% of our tax exempt securities were rated Aa or better, with about 15% rated Aaa. The average rating of our tax exempt securities was Aa. While about 15% of our tax exempt securities were insured, the effect of insurance on the average credit rating of these securities was insignificant. The insured tax exempt securities in our portfolio have been selected based on the quality of the underlying credit and not the value of the credit insurance enhancement.

At September 30, 2014, 11% of our taxable fixed maturity portfolio was invested in U.S. government and government agency and authority obligations other than mortgage-backed securities and had an average rating of Aaa. About 80% of the U.S. government and government agency and authority obligations other than mortgage-backed securities were U.S. Treasury securities with an average rating of Aaa and the remainder were taxable bonds issued by states, municipalities and political subdivisions within the United States with an average rating of Aa.

At September 30, 2014, 47% of our taxable fixed maturity portfolio consisted of corporate bonds that were issued by a diverse group of U.S. and foreign issuers and had an average rating of A. About 55% of our corporate bonds were issued by U.S. companies and about 45% were issued by foreign companies. Our foreign corporate bonds included $60 million and $13 million issued by companies, including banks, in Ireland and Spain, respectively. We held no bonds issued by companies in Greece, Italy or Portugal.

At September 30, 2014, 35% of our taxable fixed maturity portfolio was invested in foreign government and government agency obligations, which had an average rating of Aa. The foreign government and government agency obligations consisted of high quality securities, primarily issued by national governments and, to a lesser extent, government agencies, regional governments and supranational organizations. The five largest sovereign issuers within our portfolio were Canada, Germany, the United Kingdom, Australia and Brazil, which collectively accounted for about 75% of our total foreign government and government agency obligations. Another 7% of our total foreign government and government agency obligations were issued by supranational organizations. We held no sovereign securities issued by Portugal, Ireland, Italy, Greece or Spain. We did not hold any foreign government or government agency fixed maturities that have third party guarantees.

At September 30, 2014, 7% of our taxable fixed maturity portfolio was invested in mortgage-backed securities. About 95% of the mortgage-backed securities were rated Aaa. About half of the remaining 5% were below investment grade. Of the Aaa rated securities, 87% were call protected, commercial mortgage-backed securities (CMBS). All of our CMBS were senior securities with the highest level of credit support. The other 13% of the Aaa rated securities were residential mortgage-backed securities, consisting of government agency pass-through securities guaranteed by a government agency or a government sponsored enterprise and collateralized mortgage obligations backed by single family home mortgages.

The net unrealized appreciation before tax of our fixed maturities and equity securities carried at fair value was $2.5 billion at September 30, 2014 compared with net unrealized appreciation before tax of $1.9 billion at December 31, 2013. Such unrealized appreciation is reflected in accumulated other comprehensive income, net of applicable deferred income taxes.

During the first nine months of 2014, market yields on fixed maturity investments decreased resulting in an increase in the fair value of many of our fixed maturity investments.

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

At September 30, 2014 and December 31, 2013, a pricing service provided fair value amounts for approximately 99% of our fixed maturities. The prices we obtain from a pricing service and brokers generally are non-binding, but are reflective of current market transactions in the applicable financial instruments.

At September 30, 2014 and December 31, 2013, we held an insignificant amount of financial instruments in our investment portfolio for which a lack of market liquidity impacted our determination of fair value.

Pension and Other Postretirement Benefits

The valuations of our pension and other postretirement benefit plan liabilities include assumptions regarding the mortality of the participants in the plans. In October 2014, the Society of Actuaries released revised mortality tables and a new mortality improvement scale that reflect longer life expectancies than under the previous tables and scale. Modifying the assumptions of the pension and other postretirement benefit plans to reflect updated mortality information will result in an increase in the Corporation’s pension and other postretirement liabilities and related deferred income taxes with a corresponding reduction to other comprehensive income. We will consider the updated mortality information in the measurement of the Corporation’s pension and other postretirement liabilities and financial position as of December 31, 2014.

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

Item 4 — Controls and Procedures

As of September 30, 2014, an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) was performed under the supervision and with the participation of the Corporation’s management, including Chubb’s chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2014.

During the quarter ended September 30, 2014, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes Chubb’s stock repurchased each month in the quarter ended September 30, 2014:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
				(in millions)
Period
July 1-31	2,036,661	$91.45	2,036,661	$637

August 1-31	1,760,431	88.55	1,760,431	481

September 1-30	898,977	91.56	898,977	399

Total	4,696,069	90.38	4,696,069

(a)	On January 30, 2014, the Board of Directors authorized the repurchase of up to $1.5 billion of Chubb’s common stock. The January 30, 2014 authorization has no expiration date.

Item 6 — Exhibits

Exhibit Number		Description
	-	Rule 13a-14(a)/15d-14(a) Certifications
31.1		Certification by John D. Finnegan filed herewith.
31.2		Certification by Richard G. Spiro filed herewith.

	-	Section 1350 Certifications
32.1		Certification by John D. Finnegan filed herewith.
32.2		Certification by Richard G. Spiro filed herewith.

	-	Interactive Data File
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Chubb Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHUBB CORPORATION

(Registrant)

By:	/s/ John J. Kennedy
John J. Kennedy
Senior Vice President and Chief Accounting Officer

Date: November 6, 2014