Form 10-K
period 2014-12-31
CHUBB CORP
filed 2015-02-26
CIK 20171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

Commission File No. 1-8661

The Chubb Corporation

(Exact name of registrant as specified in its charter)

New Jersey	13-2595722
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
15 Mountain View Road
Warren, New Jersey	07059
(Address of principal executive offices)	(Zip Code)

(908) 903-2000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

(Title of each class)	(Name of each exchange on which registered)
Common Stock, par value $1 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes [✓]   No [    ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes [    ]   No [✓]

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes [    ]   No [✓]

The aggregate market value of common stock held by non-affiliates of the registrant was $22,076,309,172 as of June 30, 2014, computed on the basis of the closing sale price of the common stock on that date.

230,856,872

Number of shares of common stock outstanding as of February 13, 2015

Documents Incorporated by Reference

Portions of the definitive Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K.

EX-10.33

EX-12.1

EX-21.1

EX-23.1

EX-31.1

EX-31.2

EX-32.1

EX-32.2

EX-101	Instance Document

EX-101	Schema Document

EX-101	Calculation Linkbase Document

EX-101	Labels Linkbase Document

EX-101	Presentation Linkbase Document

EX-101	Definition Linkbase Document

PART I.

Item 1.	Business

General

The Chubb Corporation (Chubb) was incorporated as a business corporation under the laws of the State of New Jersey in June 1967. In this report, Chubb and its subsidiaries are referred to collectively as the Corporation. Chubb is a holding company for several, separately organized, property and casualty insurance companies referred to informally as the Chubb Group of Insurance Companies (the P&C Group). Since 1882, insurance companies or predecessor companies included in the P&C Group have provided property and casualty insurance to businesses and individuals around the world. According to A.M. Best, the U.S. companies of the P&C Group constitute the 12th largest U.S. property and casualty insurance group based on 2013 net premiums written.

At December 31, 2014, the Corporation had total assets of $51.3 billion and shareholders’ equity of $16.3 billion. Revenues, income before income tax and assets for each operating segment for the three years ended December 31, 2014 are included in Note (13) of the Notes to Consolidated Financial Statements. The Corporation employed approximately 10,200 persons worldwide on December 31, 2014.

Chubb’s principal executive offices are located at 15 Mountain View Road, Warren, New Jersey 07059, and the telephone number is (908) 903-2000.

The Corporation’s website address is www.chubb.com. Chubb’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, if any, filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as well as Chubb’s other filings with the Securities and Exchange Commission (SEC), are available free of charge on the Corporation’s website as soon as reasonably practicable after they have been electronically filed with or furnished to the SEC. Chubb’s Corporate Governance Guidelines, charters of the independent committees of its Board of Directors (Board), Restated Certificate of Incorporation, By-Laws, Code of Business Conduct and Code of Ethics for CEO and Senior Financial Officers are also available on the Corporation’s website or by writing to Chubb’s Corporate Secretary at Chubb’s principal executive offices noted above. The Corporation will post on its website any amendment or waiver of the Code of Ethics for CEO and Senior Financial Officers and any waiver of the Code of Business Conduct for Chubb’s executive officers or directors within the time period required by the SEC. Except for the documents specifically incorporated by reference into this Form 10-K, information contained on the Corporation’s website or that can be accessed through its website is not incorporated by reference into this Form 10-K.

Property and Casualty Insurance

The P&C Group consists of subsidiaries domiciled both inside and outside the United States. Federal Insurance Company (Federal) is the largest insurance subsidiary in the P&C Group and is the parent company of most of the Corporation’s other insurance subsidiaries. Chubb & Son, a division of Federal (Chubb & Son), is the manager of several U.S. subsidiaries in the P&C Group. Chubb & Son also provides certain services to other insurance companies included in the P&C Group. Acting subject to the supervision and control of the respective boards of directors of the insurance companies included in the P&C Group, Chubb & Son provides day to day management and operating personnel. This arrangement offers the P&C Group operational efficiencies through economies of scale and flexibility.

The insurance companies included in the P&C Group that are based in the United States are:

Federal Insurance Company	Chubb Custom Insurance Company
Pacific Indemnity Company	Chubb National Insurance Company
Executive Risk Indemnity Inc.	Executive Risk Specialty Insurance Company
Great Northern Insurance Company	Chubb Lloyds Insurance Company of Texas
Vigilant Insurance Company	Chubb Insurance Company of New Jersey
Chubb Indemnity Insurance Company	Texas Pacific Indemnity Company

The principal insurance companies included in the P&C Group that are based outside the United States are:

Chubb Insurance Company of Europe SE	Chubb Insurance Company of Australia Ltd.
Chubb Insurance Company of Canada	Chubb Argentina de Seguros, S.A.
Chubb do Brasil Companhia de Seguros

In addition to the subsidiaries listed above, the P&C Group has insurance subsidiaries based in locations outside the United States, including Mexico, Colombia and Chile. Federal has several branches based in locations outside the United States, including Korea, Singapore and Hong Kong.

Property and casualty insurance policies are separately issued by individual companies included within the P&C Group. The P&C Group operates through three business units: Chubb Personal Insurance, Chubb Commercial Insurance and Chubb Specialty Insurance. For the year ended December 31, 2014, Chubb Personal Insurance, Chubb Commercial Insurance and Chubb Specialty Insurance represented 36%, 43% and 21%, respectively, of the Corporation’s total net premiums written.

Chubb Personal Insurance offers personal insurance products for homes and valuable articles (such as art and jewelry), primarily for high net worth individuals. Our homeowners business represents more than half of the total net premiums written of Chubb Personal Insurance. Chubb Personal Insurance also offers personal insurance products for fine automobiles and yachts as well as personal liability insurance (both primary and excess). In addition, it provides personal accident and limited supplemental health insurance to a wide range of customers including businesses.

The largest market for Chubb Personal Insurance products is the United States. The largest markets for our homeowners and automobile insurance products outside the United States are Canada, Europe and Brazil. The largest markets for our accident and health insurance products are the United States, Latin America (primarily Brazil) and Europe.

Chubb Commercial Insurance offers a broad range of commercial insurance products. Our underwriting strategy focuses on specific industry segments and niches. Much of our commercial customer base comprises mid-sized commercial entities. Our insurance offerings include multiple peril, primary liability, excess and umbrella liability, automobile, workers’ compensation and property and marine. The largest market for Chubb Commercial Insurance products is the United States. The largest markets for our commercial products outside the United States are Europe, Canada and Australia.

Chubb Specialty Insurance offers a wide variety of specialized professional liability products for privately held and publicly traded companies, financial institutions, professional firms, healthcare and not-for-profit organizations. Chubb Specialty Insurance products primarily include directors and officers liability insurance, errors and omissions liability insurance, employment practices liability insurance, fiduciary liability insurance and commercial and financial fidelity insurance. The largest market for these products is the United States. Outside the United States, the largest markets for these products are Europe, Australia and Canada. Chubb Specialty Insurance also offers surety products, primarily in the United States and Latin America.

Premiums Written

A summary of the P&C Group’s premiums written during the past three years is shown in the following table:

Year	Direct Premiums Written	Assumed Reinsurance Premiums (a)	Ceded Reinsurance Premiums (a)	Net Premiums Written
	(in millions)
2014	$12,976	$596	$980	$12,592
2013	12,804	503	1,083	12,224
2012	12,647	423	1,200	11,870

(a)	Intercompany items eliminated.

The net premiums written during the last three years for major classes of the P&C Group’s business are included in the Property and Casualty Insurance — Underwriting Operations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

One or more members of the P&C Group are licensed and transact business in each of the 50 states of the United States, the District of Columbia, some of the territories of the United States, Canada, Europe, Australia, and parts of Latin America and Asia. In accordance with applicable licensing laws, members of the P&C Group are permitted to write business in jurisdictions beyond their state or country of domicile. In 2014, approximately 78% of the P&C Group’s total direct premiums written were produced in the United States, where the P&C Group’s businesses enjoy broad geographic distribution with a particularly strong market presence in the Northeast. The five states in the United States accounting for the largest amounts of the P&C Group’s total direct premiums written in 2014 were New York with 13%, California with 9%, Texas with 6%, Florida with 5% and New Jersey with 4%. In 2014, approximately 22% of the P&C Group’s total direct premiums written were produced outside of the United States. The P&C Group produced approximately 5%, 5%, 3% and 3% of its total direct premiums written in the United Kingdom, Canada, Australia and Brazil, respectively. The P&C Group also produced business outside the United States in additional locations, including other countries in Europe, Mexico, Colombia, Argentina, Korea, Singapore, Chile, Hong Kong, China, Malaysia and Japan. The location of where premiums are produced is generally defined as the location of the risk associated with the underlying policies. The method of determining location of risk varies by class of business. Location of risk for property classes is typically based on the physical location of the covered property, while location of risk for liability classes may be based on the main location of the insured, or in the case of the workers’ compensation line, the primary work location of the covered employee. Revenues of the P&C Group by geographic zone for the three years ended December 31, 2014, 2013 and 2012 are included in Note (13) of the Notes to Consolidated Financial Statements.

Underwriting Results

A frequently used industry measurement of property and casualty insurance underwriting results is the combined loss and expense ratio. The P&C Group uses the combined loss and expense ratio calculated in accordance with U.S. statutory accounting principles applicable to property and casualty insurance companies. This ratio is the sum of the ratio of losses and loss expenses to premiums earned (loss ratio) and the ratio of statutory underwriting expenses to premiums written (expense ratio) after reducing both premium amounts by dividends to policyholders. When the combined ratio is under 100%, underwriting results are generally considered profitable; when the combined ratio is over 100%, underwriting results are generally considered unprofitable. Investment income is not reflected in the combined ratio. The profitability of property and casualty insurance companies depends on the results of both underwriting and investments operations.

The combined loss and expense ratios during the last three years in total and for the major classes of the P&C Group’s business are included in the Property and Casualty Insurance — Underwriting Operations section of MD&A.

Another frequently used measurement in the property and casualty insurance industry is the ratio of statutory net premiums written to policyholders’ surplus. At December 31, 2014 and 2013, the ratio for the P&C Group was 0.83 and 0.81, respectively.

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

The table on page 8 presents the subsequent development of the estimated year-end liability for unpaid losses and loss adjustment expenses, net of reinsurance recoverable, for the ten years prior to 2014.

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

The upper section of the table shows the reestimated amount of the previously recorded net liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information becomes known about the frequency and severity of losses for each individual year. The increase or decrease is reflected in operating results of the period in which the estimate is changed. The “cumulative net deficiency (redundancy)” as shown in the table represents the aggregate change in the reserve estimates from the original balance sheet dates through December 31, 2014. The amounts noted are cumulative in nature; that is, an increase in a loss estimate that is related to a prior period occurrence generates a deficiency in each intermediate year. For example, a deficiency recognized in 2014 relating to losses incurred prior to December 31, 2004 would be included in the cumulative deficiency (redundancy) amount for each year in the period 2004 through 2013. Yet, the deficiency would be reflected in operating results only in 2014. The effect of changes in estimates of the liabilities for losses occurring in prior years on income before income taxes in each of the past three years is shown in the reconciliation of the beginning and ending liability for unpaid losses and loss adjustment expenses in the Property and Casualty Insurance — Loss Reserves section of MD&A.

The cumulative overall development for the estimated net liability at each year end from 2004 through 2013 was substantially favorable through December 31, 2014. This favorable development was primarily driven by the professional liability classes other than fidelity and the commercial and personal liability classes. These classes require long periods of time for relevant allegations, facts and circumstances to be established and for liabilities to be resolved. In general, the severity of such long-tail liability claims was lower than expected and loss trends were more modest than expected, partly due to external factors and partly due to the effects of underwriting changes. To a lesser extent, the commercial and personal property classes also contributed to the cumulative overall favorable development due to lower than expected emergence of losses. The cumulative overall favorable development was partially offset by continued adverse development related to asbestos and toxic waste liabilities, which were more costly than expected over this period. The emergence of asbestos and toxic waste claims has generally continued to decline but at a slower pace than was expected and in some instances at higher severities than expected, as some claims have presented more significant defense and/or indemnification exposure than was previously anticipated.

Conditions and trends that have affected development of the liability for unpaid losses and loss adjustment expenses in the past will not necessarily recur in the future. Accordingly, it is not appropriate to extrapolate future redundancies or deficiencies based on the data in this table.

ANALYSIS OF LOSS AND LOSS ADJUSTMENT EXPENSE DEVELOPMENT

	December 31
Year Ended	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
	(in millions)
Net Liability for Unpaid Losses and Loss Adjustment Expenses	$16,809	$18,713	$19,699	$20,316	$20,155	$20,786	$20,901	$21,329	$22,022	$21,344	$21,039

Net Liability Reestimated as of:
One year later	16,972	18,417	19,002	19,443	19,393	20,040	20,134	20,715	21,310	20,708
Two years later	17,048	17,861	18,215	18,619	18,685	19,229	19,494	20,141	20,717
Three years later	16,725	17,298	17,571	18,049	17,965	18,638	18,953	19,602
Four years later	16,526	16,884	17,184	17,510	17,463	18,180	18,496
Five years later	16,411	16,636	16,829	17,139	17,116	17,866
Six years later	16,310	16,459	16,605	16,893	16,907
Seven years later	16,231	16,350	16,501	16,788
Eight years later	16,178	16,298	16,464
Nine years later	16,183	16,303
Ten years later	16,227

Total Cumulative Net Deficiency (Redundancy)	(582)	(2,410)	(3,235)	(3,528)	(3,248)	(2,920)	(2,405)	(1,727)	(1,305)	(636)

Cumulative Net Deficiency Related to Asbestos and Toxic Waste Claims (Included in Above Total)	744	709	685	597	512	422	361	289	206	100

Cumulative Amount of Net Liability Paid as of:
One year later	3,932	4,118	4,066	4,108	4,063	4,074	4,300	4,493	4,952	4,534
Two years later	6,616	6,896	6,789	6,565	6,711	6,831	7,011	7,416	7,915
Three years later	8,612	8,850	8,554	8,436	8,605	8,696	8,992	9,487
Four years later	10,048	10,089	9,884	9,734	9,840	10,104	10,415
Five years later	10,977	10,994	10,821	10,588	10,836	11,147
Six years later	11,606	11,697	11,426	11,316	11,583
Seven years later	12,149	12,163	12,017	11,895
Eight years later	12,519	12,594	12,465
Nine years later	12,862	12,988
Ten years later	13,208

Gross Liability, End of Year	$20,292	$22,482	$22,293	$22,623	$22,367	$22,839	$22,718	$23,068	$23,963	$23,146	$22,678
Reinsurance Recoverable, End of Year	3,483	3,769	2,594	2,307	2,212	2,053	1,817	1,739	1,941	1,802	1,639

Net Liability, End of Year	$16,809	$18,713	$19,699	$20,316	$20,155	$20,786	$20,901	$21,329	$22,022	$21,344	$21,039

Reestimated Gross Liability	$19,691	$19,822	$18,920	$18,921	$18,982	$19,794	$20,196	$21,238	$22,641	$22,468
Reestimated Reinsurance Recoverable	3,464	3,519	2,456	2,133	2,075	1,928	1,700	1,636	1,924	1,760

Reestimated Net Liability	$16,227	$16,303	$16,464	$16,788	$16,907	$17,866	$18,496	$19,602	$20,717	$20,708

Cumulative Gross Deficiency (Redundancy)	$(601)	$(2,660)	$(3,373)	$(3,702)	$(3,385)	$(3,045)	$(2,522)	$(1,830)	$(1,322)	$(678)

The middle section of the table on page 8 shows the cumulative amount paid with respect to the reestimated net liability as of the end of each succeeding year. For example, in the 2004 column, as of December 31, 2014 the P&C Group had paid $13,208 million of the currently estimated $16,227 million of net losses and loss adjustment expenses that were unpaid at the end of 2004; thus, an estimated $3,019 million of net losses incurred on or before December 31, 2004 remain unpaid as of December 31, 2014, approximately 28% of which relates to asbestos and toxic waste claims.

The lower section of the table on page 8 shows the gross liability, reinsurance recoverable and net liability recorded at the balance sheet date for each of the indicated years and the reestimation of these amounts as of December 31, 2014.

The liability for unpaid losses and loss adjustment expenses, net of reinsurance recoverable, reported in the accompanying consolidated financial statements prepared in accordance with generally accepted accounting principles (GAAP) comprises the liabilities of the member companies, both inside and outside the United States, of the P&C Group as follows:

	December 31
	2014	2013
	(in millions)
U.S. subsidiaries	$17,302	$17,295
Outside U.S. subsidiaries	3,737	4,049

	$21,039	$21,344

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

Investments

Investment decisions are centrally managed by the Corporation’s investment professionals based on guidelines established by management and approved by the respective boards of directors for each company in the P&C Group. The P&C Group’s investment portfolio primarily comprises high quality bonds, principally tax exempt securities, corporate bonds, U.S. Treasury securities and mortgage-backed securities, as well as foreign government and corporate bonds that support operations outside the United States. The portfolio also includes equity securities, primarily publicly traded common stocks, and other invested assets, primarily private equity limited partnerships, all of which are held with the primary objective of capital appreciation.

Additional information about the Corporation’s investment portfolio as well as its approach to managing risks is presented in the Invested Assets section of MD&A, the Investment Portfolio section of Quantitative and Qualitative Disclosures About Market Risk and Note (2) of the Notes to Consolidated Financial Statements.

The investment results of the P&C Group for each of the past three years are shown in the following table:

	Average Invested Assets(a)	Investment Income(b)	Percent Earned
Year			Before Tax	After Tax
	(in millions)
2014	$39,869	$1,329	3.33%	2.73%
2013	39,565	1,391	3.52	2.88
2012	38,598	1,482	3.84	3.12

(a)	Average of amounts with fixed maturity securities at amortized cost, equity securities at fair value and other invested assets, which include private equity limited partnerships carried at the P&C Group’s equity in the net assets of the partnerships.
(b)	Investment income after deduction of investment expenses, but before applicable income tax.

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

Regulation and Premium Rates

Regulation in the United States

In the United States, Chubb and the companies within the P&C Group are subject to regulation by certain states as members of an insurance holding company system. All states have enacted legislation that regulates insurance holding company systems such as the Corporation. This legislation generally provides that each insurance company in the system is required to register with the department of insurance (or its equivalent) of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system. Notice to the insurance commissioners is required prior to the consummation of transactions affecting the ownership or control of an insurer and of certain material transactions between an insurer and any person in its holding company system and, in addition, certain of such transactions cannot be consummated without the commissioners’ prior approval.

Companies within the P&C Group are subject to regulation and supervision in the respective states in which they do business. In general, such regulation is designed to protect the interests of policyholders, and not necessarily the interests of insurers, their shareholders and other stakeholders. The extent of such regulation varies but generally has its source in statutes that delegate regulatory, supervisory and administrative powers to a department of insurance (or its equivalent). Federal is incorporated as an Indiana stock insurance company. As such, the State of Indiana’s Department of Insurance is the P&C Group’s primary regulator.

State insurance departments impose regulations that, among other things, establish the standards of solvency that must be met and maintained. The National Association of Insurance Commissioners (NAIC) has a risk-based capital requirement for property and casualty insurance companies. The risk-based capital formula is used by all state regulatory authorities to identify insurance companies that may be undercapitalized and that merit further regulatory attention. The formula prescribes a series of risk measurements to determine a minimum capital amount for an insurance company, based on the profile of the individual company. The ratio of a company’s actual policyholders’ surplus to its minimum capital requirement will determine whether any state regulatory action is required. At December 31, 2014, the policyholders’ surplus of each of the U.S. companies in the P&C Group exceeded the applicable risk-based capital requirement. The NAIC periodically reviews the risk-based capital formula and is considering changes to the formula. The NAIC has undertaken a Solvency Modernization Initiative focused on updating the U.S. insurance solvency regulation framework, including capital requirements, governance and risk management, group supervision, accounting and financial reporting and reinsurance. Among the changes adopted by the NAIC and enacted into law by some states, including Indiana, is implementation of an Own Risk and Solvency Assessment (ORSA) rule that requires insurers to measure and share with solvency regulators a summary of their internal assessment of capital needs for the entire holding company group, including non-insurance subsidiaries. The P&C group will be required to provide a summary of its ORSA to the state of Indiana’s Department of Insurance by the end of 2015. Both the ORSA requirements and other Solvency Modernization Initiative efforts place a significant focus on the adequacy and quality of insurance company enterprise risk management.

State insurance departments administer aspects of insurance regulation and supervision that affect the P&C Group’s operations including: the licensing of insurers and their agents; restrictions on insurance policy terminations; unfair trade practices; the nature of and limitations on investments; premium rates; restrictions on the size of risks that may be insured under a single policy; deposits of securities for the benefit of policyholders; approval of policy forms; periodic examinations of the affairs of insurance companies; annual and other reports required to be filed on the financial condition of companies or for other purposes; limitations on dividends to policyholders and shareholders; and the adequacy of provisions for unearned premiums, unpaid losses and loss adjustment expenses, both reported and unreported, and other liabilities.

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

In all states, insurers authorized to transact certain classes of property and casualty insurance are required to become members of an insolvency fund. In the event of the insolvency of a licensed insurer writing a class of insurance covered by the fund in the state, companies in the P&C Group, together with the other fund members, are assessed in order to provide the funds necessary to pay certain claims against the insolvent insurer. Generally, fund assessments are proportionately based on the members’ premiums written for the classes of insurance written by the insolvent insurer. In certain states, the P&C Group can recover a portion of these assessments through premium tax offsets or policyholder surcharges. In 2014, assessments of the members of the P&C Group were insignificant. The amount of future assessments cannot be reasonably estimated and can vary significantly from year to year.

Insurance regulation in certain states requires the companies in the P&C Group, together with other insurers operating in the state, to participate in assigned risk plans, reinsurance facilities and joint underwriting associations, which are mechanisms that generally provide applicants with various basic insurance coverages when they are not available in voluntary markets. Such mechanisms are most prevalent for automobile and workers’ compensation insurance, but a majority of states also mandate that insurers, such as the P&C Group, participate in Fair Plans or Windstorm Plans, which offer basic property coverages to insureds where not otherwise available. Some states also require insurers to participate in facilities that provide homeowners, crime and other classes of insurance when periodic market constrictions may occur. Participation is based upon the amount of a company’s voluntary premiums written in a particular state for the classes of insurance involved. These involuntary market plans generally are underpriced and produce unprofitable underwriting results.

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

Although the federal government and its regulatory authorities generally do not directly regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, two federal government bodies, the Federal Insurance Office (FIO) and the Financial Stability Oversight Council (FSOC), were created, which may impact the regulation of insurance. Although the FIO is prohibited from directly regulating the business of insurance, it has authority to represent the United States in international insurance matters and has limited powers to preempt certain types of state insurance laws. The FIO also can recommend to the FSOC that it designate an insurer a systemically important financial institution posing risks to U.S. financial stability in the event of the insurer’s material financial distress or failure. An insurer so designated by FSOC could be subject to Federal Reserve supervision and heightened prudential standards. The P&C Group has not been so designated. Other current and proposed federal measures that may significantly affect the P&C Group’s business and the market as a whole include those concerning terrorism insurance, tort law, natural catastrophes, corporate governance, ergonomics, health care reform including the containment of medical costs, privacy, cyber security practices, e-commerce, international trade, federal regulation of insurance companies and the taxation of insurance companies.

Companies in the P&C Group are also affected by a variety of other federal and state legislative and regulatory measures as well as by decisions of courts that define and extend the risks and benefits for which insurance is provided. These include: redefinitions of risk exposure in areas such as water damage, including mold, flood and storm surge; products liability and commercial general liability; credit scoring; application of a fair housing disparate impact discrimination standard to insurance; and extension and protection of employee benefits, including workers’ compensation and disability benefits.

Regulation outside the United States

Outside the United States, the approach to insurance regulation varies significantly among the countries in which the P&C Group operates, and regulatory and political developments in international markets could impact the P&C Group’s business. Some countries, such as Australia, Canada and the United Kingdom, generally do not regulate premium rates or require approval of policy forms, while others, such as Brazil, impose extensive premium rate and policy form requirements on insurers. Virtually all countries, however, impose some form of licensing, solvency, auditing and financial reporting requirements. Overall, there appears to be a general movement towards greater regulatory oversight of insurance carriers, particularly with respect to capital adequacy and solvency requirements. In some jurisdictions, foreign insurers are subject to greater restrictions than domestic companies, including requirements related to records, limitations on reinsurance ceded to affiliated insurers/reinsurers and local retention of funds.

Regulators in many countries are working with the International Association of Insurance Supervisors (IAIS) to develop global insurance company solvency standards and a framework for group supervision of companies in a holding company system, including non-insurance companies. These IAIS initiatives include a set of Insurance Core Principles (ICPs) for a globally-accepted framework for insurance sector regulation and supervision, a Common Framework for the Supervision of

Internationally Active Insurance Groups (ComFrame) and a global insurance capital standard (ICS). The IAIS has adopted a process and has recommended insurers for designation by the Financial Stability Board (FSB) as Global Systemically Important Insurers (G-SIIs), as well as policy measures that could be applied to any insurer designated as a G-SII. These policy measures may include heightened supervision and prudential standards. The P&C Group has not been designated as a G-SII.

In addition to these IAIS initiatives, the European Union Solvency II directive is being implemented to harmonize insurance regulation across the European Union member states. The Solvency II directive will require regulated companies, such as the P&C Group’s European operations, to meet new requirements in relation to risk and capital management. The European operations of a U.S. parent company could be subject to greater capital and regulatory requirements if the U.S. state-based regulatory system is not deemed “equivalent” to its European counterpart pursuant to Solvency II. Discussions between U.S. representatives and the European Union are ongoing regarding equivalency and/or a mutual recognition for the U.S. system under Solvency II. The Solvency II directive is currently scheduled to take effect January 1, 2016. Interim measures, however, came into force on January 1, 2014, which require some of the requirements to be met ahead of the January 1, 2016 implementation date, notably the production of an own risk and solvency assessment and regulatory reporting. Some regulators outside of the European Union have imposed or are considering imposing requirements similar to those set forth in the Solvency II directive.

Regulatory Coordination

State regulators in the United States and regulatory authorities outside the United States are increasingly coordinating the regulation of multinational insurers by conducting supervisory colleges. A supervisory college is a forum for key regulators of an insurance group to share information and promote the coordination of supervision of the group. It is intended to facilitate supervision of the group at the group-wide level, as well as to enhance supervision of each of the entities included in the group. Regulators of the P&C Group conducted a supervisory college for the P&C Group in 2013 and 2014.

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

Enterprise Risk Management

The Corporation considers risk management an integral part of managing its business. The Corporation manages enterprise-wide risk through its Enterprise Risk Management (ERM) framework, which is the totality of the systems, structures, controls, processes and people within the Corporation that identify, assess, quantify, mitigate and monitor all internal and external sources of risk that are reasonably expected to have a material impact on the Corporation’s operations, financial condition or reputation. The ERM framework includes a formal ERM policy statement that sets forth the Corporation’s approach to risk management and applies to the Corporation’s global operations.

Chubb’s Board is responsible for the oversight of the ERM framework and, directly or through one or more of its committees, for reviewing significant enterprise-wide risks and supporting management in the maintenance, monitoring and enhancement of the Corporation’s risk management process.

Managing and evaluating the effectiveness of the ERM framework, as well as reviewing and setting the Corporation’s risk appetite, is the responsibility of the management executive committee (Executive Committee), which comprises the Corporation’s most senior executives, including Chubb’s chief executive officer and chief financial officer. Reporting to the Executive Committee is the ERM Group, which supports and leads the Corporation’s overall ERM efforts. The ERM Group oversees the ERM process and the ongoing assessment of risks and risk mitigation, and comprises the Corporation’s chief risk officer, general counsel and corporate controller. The ERM Group is supported by various committees throughout the Corporation in managing and assessing risk, including committees relating to credit, information technology, business continuity, legal compliance and ethics, and emerging risks.

The chief risk officer, who is independent from the Corporation’s operations, has the responsibility for recommending the Corporation’s risk appetite and risk tolerance limitations, and, individually or with other ERM Group members, updating the Executive Committee and the Board or a designated Board committee, as applicable, on existing and potential material risks the Corporation is facing and the prioritization of such risks. Additionally, key risk owners of the Corporation’s most significant risks report to the Board, or appropriate Board committee, at least annually, assessments of inherent risk, mitigation controls and residual risk, and assessments of actual and estimated exposure amounts for relevant risks.

To assist in the management of risk on a global basis, under the guidance of the chief risk officer and the ERM Group, the Corporation applies, among other things, modeling and other quantification techniques to analyze estimated probable maximum exposure, including with respect to catastrophe, underwriting, credit and asset risk, and employs a global risk and compliance reporting process designed to allow for a uniform approach to enterprise risk management and compliance and standardizes procedures for documenting, identifying, assessing, reporting and mitigating risks.

Item 1A.	Risk Factors

The Corporation’s business is subject to a number of risks and uncertainties, including those described below, that could have a material adverse effect on the Corporation’s results of operations, profitability, financial condition, liquidity or cash flows and that could cause our operating results to vary significantly from period to period. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could have a material adverse effect on our results of operations, profitability, financial condition, liquidity or cashflows. References to “we,” “us” and “our” appearing in this Form 10-K should be read as referring to the Corporation.

If our property and casualty loss reserves are insufficient, it could have a material adverse effect on our results.

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

A further discussion of the risks and uncertainties related to the estimation of our property and casualty loss reserves is presented in the Property and Casualty Insurance — Loss Reserves section of MD&A.

Cyclicality of the property and casualty insurance industry may cause fluctuations in our results.

The property and casualty insurance business historically has been cyclical, experiencing periods characterized by intense price competition, relatively low premium rates and less restrictive underwriting standards followed by periods of relatively low levels of competition, high premium rates and more selective underwriting standards. We expect this cyclicality to continue. The periods of intense price competition, relatively low premium rates and less restrictive underwriting standards in the cycle could adversely affect our financial condition, results of operations or cash flows.

A number of other factors, including many that may be volatile and unpredictable, also can have a significant impact on cyclical trends in the property and casualty insurance industry and the industry’s profitability. These factors include:

•	a trend of courts granting increasingly larger awards for certain damages;

•	catastrophic hurricanes, windstorms, earthquakes and other natural disasters, as well as the occurrence of man-made disasters (e.g., a terrorist attack);

•	availability, price and terms of reinsurance;

•	fluctuations in interest rates;

•	changes in the investment environment that affect market prices of and income and returns on investments; and

•	inflationary pressures that may tend to affect the size of losses experienced by insurance companies.

We cannot predict whether or when market conditions will improve, remain constant or deteriorate. Negative market conditions may impair our ability to write insurance at rates that we consider appropriate relative to the risk assumed. If we cannot write insurance at appropriate rates, our results of operations would be materially and adversely affected.

The effects of emerging claim and coverage issues on our business are uncertain.

As industry practices and legal, judicial, social, environmental and other conditions change, unexpected or unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these issues may not become apparent for some time after we have written the insurance policies that are affected by such issues. As a result, the full extent of liability under our insurance policies may not be known for many years after the policies are issued. Emerging claim and coverage issues therefore could have a material adverse effect on our results of operations or financial condition.

Catastrophe losses could have a material adverse effect on our business.

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

We are exposed to natural and man-made catastrophe risks in both our U.S. and international operations. Catastrophe risks include hurricanes and cyclones along the coastlines of North America, the Caribbean region, Latin America, Asia and Australia. Catastrophe risks also include winter storms, northeasters, thunderstorms, hail storms, tornadoes, flooding and other water damage, earthquakes, other seismic or volcanic eruption, wildfires, and terrorism that may occur in locations inside and outside the United States where we insure properties.

We utilize proprietary and third party catastrophe modeling tools to assist us in managing our catastrophe exposures. These models rely on various methodologies and assumptions that are subjective and subject to uncertainty. The methodologies and assumptions also may be changed from time to time by the third party modeling companies. The use of different methodologies or assumptions would result in the models generating substantially different estimations of our catastrophe exposures. Moreover, modeled loss estimates may be materially different from actual results.

Managing terrorism risks is particularly challenging, given the unpredictability of the targets, the frequency and severity of potential terrorist events, the limited availability of terrorism reinsurance and limited government provided protections. Although we use modeling tools to try to manage our risk aggregations, the estimates generated may be substantially different from the actual results if the event were to occur. In addition, for certain classes of business, insurance for terrorism losses is mandatory so we are not able to exclude terrorism from our policies. The U.S. federal government and the governments of some countries outside the United States provide some assistance for certain terrorist events. This assistance, however, is limited. For example, under the Terrorism Risk Insurance Act of 2002, and most recently the Terrorism Risk Insurance Program Reauthorization Act of 2015 (collectively TRIA), the U.S. federal government shares the risk of loss arising from certain acts of terrorism, but the program is applicable only to select lines of commercial business and benefits under it are subject to a substantial deductible and other limitations. Our deductible for 2015 is approximately $1.0 billion. Even with government-provided assistance, however limited, and the measures we have taken or may take to mitigate terrorism exposure, the occurrence of a terrorist event could have a material adverse effect on our results of operations, financial condition or liquidity.

Natural or man-made catastrophic events could cause claims under our insurance policies to be higher than we anticipated and could cause substantial volatility in our financial results for any fiscal quarter or year. Our ability to write new business could also be adversely affected. Increases in the value and geographic concentration of insured property and the effects of inflation could increase the severity of claims from catastrophic events in the future. In addition, states and other jurisdictions have from time to time passed legislation that has the effect of limiting the ability of insurers to manage catastrophe risk, such as legislation limiting insurers’ ability to increase rates and prohibiting insurers from withdrawing from catastrophe-exposed areas.

As a result of the foregoing, it is possible that the occurrence of any natural or man-made catastrophic event could have a material adverse effect on our business, results of operations, financial condition and liquidity. A further discussion of the risks and uncertainties related to catastrophes is presented in the Property and Casualty Insurance — Catastrophe Risk Management section of MD&A.

We cannot predict the impact that changing climate conditions, including legal, regulatory and social responses to those conditions, may have on our business, results of operations or financial condition.

The changing climate around the globe has added, and will continue to add, to the unpredictability, frequency and severity of natural disasters (including, but not limited to, hurricanes, tornadoes, freezes, other storms and fires) around the world. In response, a number of legal and regulatory measures as well as social initiatives have been introduced in an effort to reduce greenhouse gas and other carbon emissions, which various organizations believe may be one of the chief contributors to global climate change. We cannot predict how legal, regulatory and social responses to concerns about global climate change will impact our business.

Changing climate conditions could potentially have significant implications for the insurance industry in areas such as risk perception, pricing and modeling assumptions. We cannot predict the impact that changing climate conditions will have on our results of operations or our financial condition. Increases in the frequency or severity of natural catastrophes in the future could result in substantial volatility in our results of operations or financial condition for any fiscal quarter or year and could materially reduce our profitability.

Payment of obligations under surety bonds could have a material adverse effect on our results of operations.

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

We employ various predictive modeling, stochastic modeling and/or forecasting techniques to analyze and estimate loss trends and the risks associated with our assets and liabilities. We utilize the modeled outputs and related analyses to assist us in making underwriting, pricing, reinsurance and capital decisions. The modeled outputs and related analyses are subject to numerous assumptions, uncertainties and the inherent limitations of any statistical analysis. Consequently, modeled results may differ materially from our actual experience. If, based upon these models or otherwise, we under price our products or underestimate the frequency and/or severity of loss events, it could have a material adverse effect on our results of operations or financial condition. If, based upon these models or otherwise, we over price our products or overestimate the risks we are exposed to, new business growth and retention of our existing business may be adversely affected, which could have a material adverse effect on our results of operations.

The failure of the risk mitigation strategies we utilize could have a material adverse effect on our results of operations or financial condition.

We utilize a number of strategies to mitigate our risk exposure, such as:

•	rigorous underwriting;

•	carefully evaluating the terms and conditions of our policies;

•	focusing on our risk aggregations by geographic zone, industry type, credit exposure and other bases; and

•	ceding reinsurance.

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

We may not be able to collect all amounts due to us from reinsurers and reinsurance coverage may not be available to us in the future at commercially reasonable rates or at all.

The P&C Group cedes reinsurance to provide greater diversification of risk and to limit the P&C Group’s maximum net loss arising from large risks or from catastrophic events. Although the reinsurer is liable to us to the extent of the ceded reinsurance, we remain liable as the direct insurer on all risks reinsured. As a result, ceded reinsurance arrangements do not fully eliminate our obligation to pay claims and we are subject to the credit risk with respect to our ability to recover amounts due from reinsurers. Consequently, we may not be able to collect all amounts due to us from reinsurers, which could have a material adverse effect on our results of operations or financial condition.

The availability and cost of reinsurance are subject to prevailing market conditions that are beyond our control. For example, reinsurance may be more difficult or costly to obtain following a period with a large number of major catastrophic events. No assurances can be made that reinsurance will remain continuously available to us in amounts that we consider sufficient and at rates that we consider acceptable, which would cause us to increase the amount of risk we retain, reduce the amount of business we underwrite or look for alternatives to reinsurance. This, in turn, could have a material adverse effect on our financial condition or results of operations.

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

Our strategy for enhancing profitable growth includes new product initiatives as well as expanding existing product offerings to new markets. We may not be successful in these efforts, which could have a material adverse effect on our results of operations or financial condition. Even if we are successful, results attributable to these product offerings could be different than we had expected and could have an adverse effect on our results of operations or financial condition.

We are dependent on a distribution network that comprises independent insurance brokers and agents to distribute our products.

We generally do not use salaried employees to promote or distribute our insurance products. Instead, we rely on a large number of independent insurance agents and brokers. Accordingly, our business is dependent on the willingness of these agents and brokers to recommend our products to their customers, who may also promote and distribute the products of our competitors. Deterioration in relationships with our agent and broker distribution network or their increased promotion and distribution of our competitors’ products could materially and adversely affect our ability to sell our products, which, in turn, could have a material adverse effect on our results of operations or financial condition.

Intense competition related to the products we sell could reduce our premium volume or adversely affect our results of operations.

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

We may be adversely affected if we are unable to hire qualified employees or manage key employee succession and retention.

There is significant competition from within the property and casualty insurance industry and from businesses outside the industry for qualified employees, especially those in key positions and those possessing highly specialized knowledge. Our performance is largely dependent on the talents, efforts and proper conduct of highly-skilled individuals, including our senior executives, many of whom have decades of experience in the insurance industry. See the Executive Officers of the Registrant section of this Form 10-K for more information relating to Chubb’s executive officers. The loss of the services of any of our senior executives or the inability to hire and retain other highly qualified personnel in the future could adversely affect our ability to conduct or grow our business.

For many of our senior positions, we compete for talent not just with insurance or financial service companies, but with other large companies and other businesses. Our continued ability to compete effectively in our business depends on our ability to attract new employees and to retain and motivate our existing employees. If we are not able to successfully attract, retain and motivate our employees, our business, results of operations and reputation could be adversely affected.

Additionally, we would be adversely affected if we fail to adequately plan for the succession of our senior management. As previously disclosed, John D. Finnegan, our Chairman, President and Chief Executive Officer, and Chubb’s Board of Directors have agreed that Mr. Finnegan will retire from Chubb on December 31, 2016. While we have succession plans for our senior management positions and long-term compensation plans designed to retain our senior employees, if our succession plans do not operate effectively, our business could be adversely affected.

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

In recent years, the regulatory framework in the United States has come under increased scrutiny, including scrutiny by federal officials, and some state legislatures have considered or enacted laws that may alter or increase state authority to regulate insurance companies as well as insurance holding companies. Further, the NAIC and state insurance regulators are continually reexamining existing laws and regulations, focusing on modifications to statutory accounting principles, interpretations of existing laws and the development of new laws and regulations. The NAIC has undertaken a Solvency

Modernization Initiative focused on updating the U.S. insurance solvency regulation framework, including capital requirements, governance and risk management, group supervision, accounting and financial reporting and reinsurance. Among the changes adopted by the NAIC and enacted into law by some states, including Indiana, is implementation of an ORSA rule that requires insurers to measure and share with solvency regulators a summary of their internal assessment of capital needs for the entire holding company group, including non-insurance subsidiaries. The P&C Group will be required to provide a summary of its ORSA to Indiana’s Department of Insurance by the end of 2015. Any proposed or future legislation or regulations, including NAIC initiatives, if adopted, may be more restrictive on our ability to conduct business than current legal and regulatory requirements and may result in higher costs of compliance or increased capital requirements, which could have a material adverse effect on our results of operations.

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, two federal government bodies, the FIO and the FSOC, were created, which may impact the regulation of insurance. Although the FIO is prohibited from directly regulating the business of insurance, it has authority to represent the United States in international insurance matters and has limited powers to preempt certain types of state insurance laws. The FIO also can recommend to the FSOC that it designate an insurer a systemically important financial institution posing risks to U.S. financial stability in the event of the insurer’s material financial distress or failure. An insurer so designated by FSOC could be subject to Federal Reserve supervision and heightened prudential standards. While we do not believe the P&C Group or any of its affiliated companies are systemically important financial institutions, it is possible the FSOC could conclude otherwise. If the FSOC were to designate the P&C Group or any of its affiliated companies for supervision by the Federal Reserve, it could place more restrictions on our ability to conduct business and may result in higher costs, increased capital requirements and/or lower profitability. Even if an insurance company is not designated as a systemically important financial institution, it still could be adversely impacted by new rules governing such institutions. For example, non-bank financial institutions may, under certain circumstances, be subject to possible assessment to fund the orderly resolution of a financially distressed systemically important financial institution.

Although the federal government and its regulatory authorities generally do not directly regulate the business of insurance, federal initiatives often have an impact on the insurance business in a variety of ways. Current and proposed federal measures that may significantly affect the P&C Group’s business and the insurance market as a whole include measures concerning terrorism insurance, systemic risk regulation, tort law, natural catastrophes, corporate governance, ergonomics, health care reform, including containment of medical costs, privacy, cyber security practices, e-commerce, international trade, federal regulation of insurance companies and taxation of insurance companies.

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

Regulators in many countries are working with the IAIS to develop global insurance company solvency standards and a framework for group supervision of companies in a holding company system, including noninsurance companies. Some IAIS initiatives are particularly focused on the supervision of internationally active insurance groups, such as the P&C Group. In addition to these IAIS initiatives, the European Union Solvency II directive will require regulated companies, such as the P&C Group’s

European operations, to meet new requirements in relation to risk and capital management. The European operations of a U.S. parent company could be subject to greater capital and regulatory requirements if the U.S. state-based regulatory system is not deemed “equivalent” to its European counterpart pursuant to Solvency II. Discussions between U.S. representatives and the European Union are ongoing regarding equivalency and/or a mutual recognition for the U.S. system under Solvency II, so we are not currently able to predict the impact of Solvency II on the Corporation. The Solvency II directive is currently scheduled to take effect January 1, 2016. Interim measures, however, came into force on January 1, 2014, which require some of the requirements to be met ahead of the January 1, 2016 implementation date, notably the production of an own risk and solvency assessment and regulatory reporting. Some regulators outside the European Union have imposed or are considering imposing similar risk and capital management requirements that could impact the P&C Group’s operations. Such proposed or future legislation and regulation in countries where we operate, if adopted, may be more restrictive on our ability to conduct business than current regulatory requirements or may result in higher costs, increased capital requirements and/or lower profitability.

The IAIS, working with the FSB, also has developed a process to designate globally systemically important insurers (G-SII). Although certain insurance groups have been so designated, we do not believe the P&C Group or any of its affiliated companies are G-SIIs, and neither the P&C Group nor its affiliated companies have been designated as a G-SII. It is possible, however, the FSB, in the future, could conclude otherwise. The ramifications of a G-SII designation for the P&C Group or any of its affiliated companies are unknown at this time. It would, however, likely result in greater regulatory scrutiny and could place more restrictions on our ability to conduct business, result in higher costs, increased capital requirements or lower profitability.

State regulators in the United States and regulatory authorities outside the United States are increasingly coordinating the regulation of multinational insurers. We cannot predict the impact that decisions of these coordinated regulatory efforts will have on our business.

State regulators in the United States and regulatory authorities outside the United States are increasingly coordinating the regulation of multinational insurers by conducting supervisory colleges. A supervisory college is a forum for key regulators of an insurance group to share information and promote the coordination of supervision of the group. It is intended to facilitate supervision of the group at the group-wide level, as well as to enhance supervision of each of the entities included in the group. In both 2013 and 2014, regulators of the P&C Group conducted a supervisory college for the P&C Group. We cannot predict the impact that decisions of a supervisory college or other coordinated regulatory efforts will have on our business.

We are subject to a number of risks associated with our business outside the United States.

A significant portion of our business is conducted outside the United States, including in Asia, Australia, Canada, Europe and Latin America. By doing business outside the United States, we are subject to a number of risks, including without limitation, dealing with jurisdictions, especially in emerging markets in Latin America and Asia, that may lack political, financial or social stability and/or a strong legal and regulatory framework, which may make it difficult to do business and comply with local laws and regulations in such jurisdictions. Failure to comply with local laws in a particular jurisdiction or doing business in a country that becomes increasingly unstable could have a material adverse effect on our business and operations in that market as well as on our reputation generally.

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

We may experience reduced returns or losses on our investments, especially during periods of heightened volatility, which could have a material adverse effect on our results of operations or financial condition.

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

Our investment portfolio also includes commercial mortgage-backed securities, residential mortgage-backed securities, collateralized mortgage obligations and pass-through securities. Prolonged stress in the U.S. housing market and/or financial market disruption could adversely impact these investments.

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

The Financial Accounting Standards Board and the Securities and Exchange Commission may issue from time to time new accounting and reporting standards or changes in the interpretation of existing standards. These new standards or changes in interpretation, particularly those that specifically apply to insurance company operations, could have an effect on how we report our results of operations and financial condition in the future.

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

Our systems could be subject to physical break-ins, electronic hacking and similar disruptions from unauthorized access or tampering. This may impede or interrupt our business operations, and may result in monetary damages and/or damages to our reputation which could have a material adverse effect on our results of operations or financial condition.

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

Executive Officers of the Registrant

Name	Position	Age(a)	Year of Election(b)
John D. Finnegan	Chairman, President and Chief Executive Officer	66	2002
W. Brian Barnes	Senior Vice President and Chief Actuary of Chubb & Son, a division of Federal	52	2008
Maureen A. Brundage	Executive Vice President, General Counsel and Corporate Secretary	58	2005
Robert C. Cox	Executive Vice President of Chubb & Son, a division of Federal	56	2003
John J. Kennedy	Senior Vice President and Chief Accounting Officer	59	2008
Mark P. Korsgaard	Executive Vice President of Chubb & Son, a division of Federal	59	2010
Paul J. Krump	President of Personal Lines and Claims of Chubb & Son, a division of Federal	55	2001
Harold L. Morrison, Jr.	Executive Vice President, Chief Global Field Officer and Chief Administrative Officer of Chubb & Son, a division of Federal	57	2008
Steven R. Pozzi	Executive Vice President of Chubb & Son, a division of Federal	58	2009
Dino E. Robusto	President of Commercial and Specialty Lines of Chubb & Son, a division of Federal	56	2006
Richard G. Spiro	Executive Vice President and Chief Financial Officer	50	2008
Kathleen M. Tierney	Executive Vice President of Chubb & Son, a division of Federal	46	2010

(a)	Ages listed above are as of February 26, 2015.

(b)	Date indicates year first elected or designated as an executive officer.

All of the foregoing officers serve at the pleasure of the Board of Directors of the Corporation and have been employees of the Corporation for more than five years.

PART II.

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Chubb is listed and principally traded on the New York Stock Exchange (NYSE) under the trading symbol “CB”. The following are the high and low closing sale prices as reported on the NYSE Composite Tape and the quarterly dividends declared per share for each quarter of 2014 and 2013.

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common stock prices
High	$95.00	$94.08	$94.04	$105.00
Low	83.00	88.40	86.71	90.77
Dividends declared	.50	.50	.50	.50

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common stock prices
High	$87.53	$90.60	$90.10	$97.34
Low	76.09	81.79	83.17	87.58
Dividends declared	.44	.44	.44	.44

At February 13, 2015, there were approximately 6,900 common shareholders of record.

The declaration and payment of future dividends to Chubb’s shareholders will be at the discretion of Chubb’s Board of Directors and will depend upon many factors, including the Corporation’s operating results, financial condition and capital requirements, and the impact of regulatory constraints discussed in Note (16)(e) of the Notes to Consolidated Financial Statements.

The following table summarizes Chubb’s repurchases of its common stock during each month in the quarter ended December 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a)
				(in millions)
October 1 - October 31	780,757	$92.55	780,757	$327
November 1 - November 30	698,155	101.94	698,155	255
December 1 - December 31	1,966,462	103.28	1,966,462	52

Total	3,445,374	100.58	3,445,374

(a)

On January 30, 2014, the Board of Directors authorized the repurchase of up to $1.5 billion of Chubb’s common stock. In January 2015, Chubb repurchased $52 million of its common stock remaining under the January 30, 2014 authorization. On January 29, 2015, the Board of Directors authorized the repurchase of up to $1.3 billion of Chubb’s common stock. The January 29, 2015 authorization has no expiration date.

Stock Performance Graph

The following performance graph compares the performance of Chubb’s common stock during the five-year period from December 31, 2009 through December 31, 2014 with the performance of the Standard & Poor’s 500 Index and the Standard & Poor’s Property & Casualty Insurance Index. The graph plots the changes in value of an initial $100 investment over the indicated time periods, assuming all dividends are reinvested.

Cumulative Total Return
Based upon an initial investment of $100 on December 31, 2009 with dividends reinvested

	December 31
	2009	2010	2011	2012	2013	2014
Chubb	$100	$125	$148	$165	$216	$236
S&P 500	100	115	117	136	180	205
S&P 500 Property & Casualty Insurance	100	109	109	131	181	209

Our filings with the SEC may incorporate information by reference, including this Form 10-K. Unless we specifically state otherwise, the information under this heading “Stock Performance Graph” shall not be deemed to be “soliciting materials” and shall not be deemed to be “filed” with the SEC or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Item 6.	Selected Financial Data

	2014	2013	2012	2011	2010
	(in millions except for per share amounts)
FOR THE YEARS ENDED DECEMBER 31
Revenues
Property and Casualty Insurance
Premiums Earned	$12,328	$12,066	$11,838	$11,644	$11,215
Investment Income	1,368	1,436	1,518	1,598	1,590
Corporate and Other	33	43	46	55	88
Realized Investment Gains, Net	369	402	193	288	426

Total Revenues	$14,098	$13,947	$13,595	$13,585	$13,319

Income
Property and Casualty Insurance
Underwriting Income	$1,402	$1,675	$548	$574	$1,222
Investment Income	1,329	1,391	1,482	1,562	1,558
Other Income (Charges)	(4)	6	10	21	2

Property and Casualty Insurance Income	2,727	3,072	2,040	2,157	2,782
Corporate and Other	(235)	(237)	(237)	(246)	(220)
Realized Investment Gains, Net	369	402	193	288	426

Income Before Income Tax	2,861	3,237	1,996	2,199	2,988
Federal and Foreign Income Tax	761	892	451	521	814

Net Income	$2,100	$2,345	$1,545	$1,678	$2,174

Per Share
Net Income	$8.62	$9.04	$5.69	$5.76	$6.76
Dividends Declared on Common Stock	2.00	1.76	1.64	1.56	1.48

AT DECEMBER 31
Total Assets	$51,286	$50,433	$52,184	$50,445	$49,976
Long Term Debt	3,300	3,300	3,575	3,575	3,975
Total Shareholders’ Equity	16,296	16,097	15,827	15,301	15,257
Book Value Per Share	70.12	64.83	60.45	56.15	51.32

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition of the Corporation as of December 31, 2014 compared with December 31, 2013 and the results of operations for each of the three years in the period ended December 31, 2014. This discussion should be read in conjunction with the consolidated financial statements and related notes and the other information contained in this report.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this document are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 (PSLRA). These forward-looking statements are made pursuant to the safe harbor provisions of the PSLRA and include statements regarding our loss reserve and reinsurance recoverable estimates; asbestos and toxic waste liabilities and related developments; the impact of the economy on our business; the impact of changes to our reinsurance program in 2014 and the cost of, and market for, reinsurance in 2015; the adequacy of the rates at which we renewed and wrote new business; market conditions affecting us and our competitors in 2015, including premium volume, rate trends, pricing and competition; property and casualty investment income during 2015; cash flows generated by our investments; currency rate fluctuations; the repurchase of common stock under our share repurchase program; our capital adequacy and funding of liquidity needs; the funding and timing of loss payments; and the redemption of our capital securities. Forward-looking statements frequently can be identified by words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “predict,” “potential,” “continue,” or other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. These statements are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties, which include, among others, those discussed or identified from time to time in our public filings with the Securities and Exchange Commission and those associated with:

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

•	any downgrade in our claims-paying, financial strength or other credit ratings;

•	the ability of our subsidiaries to pay us dividends;

•	our ability and the ability of our third party vendors to maintain the availability of systems and safeguard the security of our data in the event of a disaster or other information security incident;

•	our plans to repurchase shares of our common stock, including as a result of changes in:

•	our financial position and financial results;

•	our capital position and/or capital adequacy levels required to maintain our existing ratings from independent rating agencies;

•	our share price;

•	investment opportunities;

•	opportunities to profitably grow our property and casualty insurance business; and

•	corporate and regulatory requirements; and

•	our ability to implement management’s strategic plans and initiatives.

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

•

Net income was $2.1 billion in 2014, $2.3 billion in 2013 and $1.5 billion in 2012. The lower net income in 2014 compared with 2013 was due to lower operating income, which we define as net income excluding realized investment gains and losses after tax. The higher net income in 2013 compared with 2012 was due to higher operating income and, to a lesser extent, higher net realized investment gains.

•

Operating income was $1.9 billion in 2014, $2.1 billion in 2013 and $1.4 billion in 2012. The lower operating income in 2014 compared with 2013 was due primarily to lower underwriting income in our property and casualty insurance business and, to a lesser extent, a decrease in property and casualty investment income. The higher operating income in 2013 compared with 2012 was due to substantially higher underwriting income in our property and casualty insurance business, offset in part by a decrease in property and casualty investment income. Management uses operating income, a non-GAAP financial measure, among other measures, to evaluate its performance because the realization of investment gains and losses in any period could be discretionary as to timing and can fluctuate significantly, which could distort the analysis of operating trends.

•

Underwriting results were profitable in each of the past three years, but less so in 2012. The combined loss and expense ratio was 88.3% in 2014, 86.1% in 2013 and 95.3% in 2012. The 2.2 percentage point increase in the combined loss and expense ratio in 2014 compared with 2013 was due primarily to a higher current accident year loss ratio excluding catastrophes. The 9.2 percentage point decrease in the combined loss and expense ratio in 2013 compared with 2012 was due primarily to a substantially lower impact of catastrophes and a lower current accident year loss ratio excluding catastrophes. The impact of catastrophes accounted for 3.6 percentage points of the combined ratio in 2014 compared with 3.4 percentage points in 2013 and 9.6 percentage points in 2012.

•

During 2014, 2013 and 2012, we experienced overall favorable development of $636 million, $712 million and $614 million, respectively, on loss reserves established as of the previous year end. In each year we experienced favorable prior year loss development in each segment of our insurance business.

•

Total net premiums written increased by 3% in both 2014 and 2013. Total net premiums written excluding the effect of foreign currency translation increased by 4% in 2014 and 3% in 2013. Net premiums written in the United States increased by 4% in both 2014 and 2013. Net premiums written outside the United States decreased by 1% in 2014 and were flat in 2013, when measured in U.S. dollars. Excluding the effect of foreign currency translation, such premiums increased by 2% in both 2014 and 2013. Management uses growth in net premiums written excluding the effect of foreign currency translation, a non-GAAP financial measure, to evaluate the trends in net premiums written, exclusive of the effect of fluctuations in exchange rates between the U.S. dollar and the foreign currencies in which business is transacted. The impact of foreign currency translation is excluded as exchange rates may fluctuate significantly and the effect of fluctuations could distort the analysis of trends. When excluding the effect of foreign currency translation on growth, management uses the current period average exchange rates to translate both the current period and the prior period foreign currency denominated net premiums written amounts.

•

Property and casualty investment income before taxes decreased by 4% in 2014 compared with 2013 and decreased by 6% in 2013 compared with 2012. Property and casualty investment income after tax decreased by 4% in 2014 and 5% in 2013 compared with the respective prior year. The decreases were primarily due to a decline in the average yield on our investment portfolio. Management uses property and casualty investment income after tax, a non-GAAP financial measure, to evaluate its investment results because it reflects the impact of any change in the proportion of tax exempt investment income to total investment income and is therefore more meaningful for analysis purposes than investment income before income tax.

•

Net realized investment gains before tax were $369 million ($242 million after tax) in 2014 compared with $402 million ($261 million after tax) in 2013 and $193 million ($125 million after tax) in 2012. The net realized investment gains in 2014 were primarily related to investments in limited partnerships, sales of equity securities and, to a lesser extent, sales of fixed maturities. In 2013, net realized investment gains included the recognition of a gain in connection with the business combination of an issuer in which we held equity securities and warrants. The remaining net realized gains in 2013 were primarily related to investments in limited partnerships and sales of equity securities. The net realized gains in 2012 were primarily related to sales of fixed maturities and investments in limited partnerships.

A summary of our consolidated net income is as follows:

	Years Ended December 31
	2014	2013	2012
	(in millions)
Property and casualty insurance	$2,727	$3,072	$2,040
Corporate and other	(235)	(237)	(237)

Consolidated operating income before income tax	2,492	2,835	1,803
Federal and foreign income tax	634	751	383

Consolidated operating income	1,858	2,084	1,420
Realized investment gains after income tax	242	261	125

Consolidated net income	$2,100	$2,345	$1,545

PROPERTY AND CASUALTY INSURANCE

A summary of the results of operations of our property and casualty insurance business is as follows:

	Years Ended December 31
	2014	2013	2012
	(in millions)
Underwriting
Net premiums written	$12,592	$12,224	$11,870
Increase in unearned premiums	(264)	(158)	(32)

Premiums earned	12,328	12,066	11,838

Losses and loss expenses	6,985	6,520	7,507
Operating costs and expenses	3,941	3,893	3,756
Increase in deferred policy acquisition costs	(45)	(59)	(3)
Dividends to policyholders	45	37	30

Underwriting income	1,402	1,675	548

Investments
Investment income before expenses	1,368	1,436	1,518
Investment expenses	39	45	36

Investment income	1,329	1,391	1,482

Other income (charges)	(4)	6	10

Property and casualty income before tax	$2,727	$3,072	$2,040

Property and casualty investment income after tax	$1,089	$1,138	$1,204

Property and casualty income before tax was lower in 2014 compared with 2013, due to lower underwriting income and, to a lesser extent, a decrease in investment income. The decrease in underwriting income in 2014 compared with 2013 was primarily attributable to a higher current accident year loss ratio excluding catastrophes. Property and casualty income before tax was higher in 2013 compared with 2012, due to substantially higher underwriting income, offset in part by a decline in investment income. The increase in underwriting income in 2013 was primarily attributable to a substantially lower impact of catastrophes and a lower current accident year loss ratio excluding catastrophes. The decrease in investment income in 2014 and 2013, compared with the respective prior year, was due to a decline in the average yield on our investment portfolio.

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

Net Premiums Written

Net premiums written were $12.6 billion in 2014, $12.2 billion in 2013 and $11.9 billion in 2012. Net premiums written by business unit were as follows:

	Years Ended December 31
	2014	% Increase 2014 vs. 2013	2013	% Increase 2013 vs. 2012	2012
	(dollars in millions)
Personal insurance	$4,508	4%	$4,322	5%	$4,125
Commercial insurance	5,402	2	5,273	2	5,174
Specialty insurance	2,681	2	2,633	3	2,568

Total insurance	12,591	3	12,228	3	11,867
Reinsurance assumed	1	*	(4)	*	3

Total	$12,592	3	$12,224	3	$11,870

*	The change in net premiums written is not presented for this business unit since it is in runoff.

Net premiums written increased by 3% in both 2014 and 2013 compared with the respective prior year as a result of growth in premiums written in the United States. Net premiums written excluding the effect of foreign currency translation increased by 4% in 2014 and 3% in 2013. Net premiums written in the United States, which in 2014 represented 76% of our total net premiums, increased by 4% in both 2014 and 2013 compared with the respective prior year. Net premiums written outside the United States decreased by 1% in 2014 and were flat in 2013, when measured in U.S. dollars. Excluding the effect of foreign currency translation, net premiums written outside the United States grew by 2% in both 2014 and 2013. In both 2014 and 2013, foreign currency translation had a negative effect on growth of net premiums written outside the United States, reflecting the impact of the stronger U.S. dollar relative to several currencies in which we wrote business in each year compared to the respective prior year.

The countries outside the United States that were significant contributors to net premiums written in each of the past three years were the United Kingdom, Canada, Brazil, Australia and Germany.

We classify business as written inside or outside the United States based on the location of the risks associated with the underlying policies. The method of determining location of risk varies by class of business. Location of risk for property classes is typically based on the physical location of the covered property, while location of risk for liability classes may be based on the main location of the insured, or in the case of the workers’ compensation class, the primary work location of the covered employee.

Net premiums written in the United States grew in each segment of our insurance business in 2014, with the most significant growth occurring in our personal insurance segment. Net premiums written in the United States increased to a lesser extent in our commercial insurance segment and our specialty insurance segment, of which the predominant component is our professional liability business. Growth in our personal insurance segment was attributable to higher rates upon renewal, higher insured exposures, strong retention of existing business, and new business. Growth in our commercial insurance segment and our professional liability business reflected renewal rate increases, increased retention of existing business, as well as new business.

Net premiums written in the United States also grew in each segment of our insurance business in 2013. The most significant growth occurred in our personal insurance segment. Growth in our personal insurance segment was attributable to higher rates upon renewal, higher insured exposures, strong retention of existing business, and new business. Growth in our commercial insurance segment and our professional liability business, while reflecting higher rates and strong retention, was constrained by our underwriting actions and judicious approach to new business.

Average renewal rates in the United States in our personal insurance segment were up modestly in both 2014 and 2013 compared with expiring rates. The most significant rate increases in 2014 occurred in the homeowners and excess liability classes of business. In 2013, the most significant rate increases occurred in the homeowners class, although rate increases also occurred in the excess liability and automobile classes. The amounts of coverage purchased or the insured exposures, both of which are bases on which we calculate the premiums we charge, were up modestly in the United States in both years. The level of new business in the United States in our personal insurance segment was up in both 2014 and 2013 compared with the respective prior year, but more so in 2013. We continued to retain a high percentage of our customers in both years.

Average renewal rates in 2014 and 2013 in the United States were up in both our commercial insurance segment and professional liability business compared with expiring rates, but more significantly in 2013. The amounts of coverage purchased or the insured exposures were down slightly in the United States in both of these components of our business in both 2014 and 2013 compared with the respective prior year. We continued to retain a high percentage of our existing commercial insurance and professional liability business in the United States in both years. Renewal retention levels in our commercial insurance segment were modestly higher in 2014 compared with those in 2013, which were similar to the levels in 2012. Renewal retention levels in our professional liability business were modestly higher in 2014 compared with 2013, which in turn were slightly higher than those in 2012. As portions of our business have approached rate adequacy due to pricing and underwriting actions over the past several years, the level of rate increases has moderated and we have achieved higher retention levels. The level of new business was up significantly in our commercial insurance segment in 2014 after declining slightly in 2013 compared with the respective prior year. New business in our professional liability business increased in 2014 compared with 2013, which in turn was higher than 2012.

The decrease in net premiums written outside the United States in 2014 compared with 2013 reflected a modest decrease in our personal insurance segment and a slight decrease in our specialty insurance segment, which were partially offset by a modest increase in our commercial insurance segment. Net premiums written outside the United States excluding the effect of foreign currency translation increased by 2% in 2014, with growth occurring in our commercial insurance segment and, to a lesser extent, in our personal insurance segment.

Net premiums written outside the United States were flat in 2013, as modest growth in our specialty insurance segment was offset by a slight decrease in our personal insurance segment, due to the negative effect of foreign currency translation. Net premiums written in our commercial insurance segment were flat. Net premiums written outside the United States excluding the effect of foreign currency translation increased by 2% in 2013, with modest growth occurring in our personal and specialty insurance segments and slight growth occurring in our commercial insurance segment.

Average renewal rates in our personal insurance segment outside the United States were modestly higher in both 2014 and 2013 compared with expiring rates.

Average renewal rates outside the United States were up slightly in our commercial insurance segment in both 2014 and 2013 compared with expiring rates. In our professional liability business, such rates were flat in 2014 and up slightly in 2013 compared with expiring rates. The amounts of coverage purchased or the insured exposures were down slightly in 2014 and down modestly in 2013 in both our commercial insurance segment and professional liability business compared with the respective prior year. We continued to retain a high percentage of our existing commercial and professional liability business in both years. Retention levels in 2014 compared with 2013 increased modestly in our commercial insurance segment and were similar in our professional liability business. Retention levels in 2013 compared with 2012 were similar in our commercial insurance segment, but increased modestly in our professional liability business. The level of new business in 2014 compared to 2013 was up in both our commercial insurance segment and professional liability business, but more so in our commercial insurance segment. The level of new business in 2013 compared with 2012 was up slightly in our commercial insurance segment, but down in our professional liability business.

Our reinsurance assumed business has been in runoff since its sale in 2005. In our insurance business, most of our premiums written relate to insurance policies that are issued on a direct basis to our personal, commercial and specialty insurance customers, but we do opportunistically participate in the business of other insurance carriers for some lines of business. The business that is assumed from other insurance carriers is included in our insurance operations within the personal, commercial and specialty insurance segment results. Information regarding the amount of premiums written on a direct and assumed basis is presented in Note (8) of the Notes to Consolidated Financial Statements.

For several years, a positive pricing environment for most of our commercial and professional liability insurance products sold in the United States has supported our efforts to increase rates in order to maintain or improve profitability in these classes of business. We expect positive pricing to continue into 2015 in the United States. However, we expect that the average rate increases we achieve in 2015 in our commercial and professional liability classes will be at lower levels than the rate increases we achieved in 2014. Portions of our business have approached rate adequacy and the competitive market for these products is expected to continue to exert downward pressure on rates. In our personal insurance business in the United States we also expect rates to increase overall in 2015, but at lower levels than those achieved in 2014. Outside the United States, weak economic conditions have placed downward pressure on the pricing environment for several years. We expect that the overall rate environment outside the United States will be similar in 2015 compared to 2014 with rates remaining near flat. During 2014, the U.S. dollar strengthened against the currencies used in many locations outside the United States in which we transact business. The effect of a stronger U.S. dollar in 2015 compared to 2014 could result in lower premiums written when foreign currency denominated premium amounts are expressed in U.S. currency. We expect that our overall net premiums written in 2015 will be slightly to modestly higher compared with 2014, assuming average foreign currency to U.S. dollar exchange rates in 2015 remain similar to 2014 year-end levels.

Ceded Reinsurance

Our premiums written are net of amounts ceded to reinsurers who assume a portion of the risk under the insurance policies we write that are subject to reinsurance. Most of our ceded reinsurance arrangements consist of excess of loss and catastrophe contracts that protect against a specified part or all of certain types of losses over stipulated amounts arising from any one occurrence or event. Therefore, unless we incur losses that exceed our initial retention under these contracts, we do not receive any loss recoveries. As a result, in some years, we cede premiums to reinsurers and receive few, if any, loss recoveries related to these contracts. However, in a year in which there is a significant catastrophic event, such as Storm Sandy in 2012, or a series of large individual losses, we may receive substantial loss recoveries. The impact of ceded reinsurance on net premiums written and net premiums earned and on net losses and loss expenses incurred for the three years ended December 31, 2014 is presented in Note (8) of the Notes to Consolidated Financial Statements.

The most significant component of our ceded reinsurance program is property reinsurance. We purchase two main types of property reinsurance: catastrophe and property per risk.

For property risks in the United States and Canada we purchase traditional catastrophe reinsurance, including our primary treaty, which we refer to as the North American catastrophe treaty, as well as supplemental catastrophe reinsurance that provides additional coverage for our exposures in the northeast United States. For certain exposures in the United States, we have also arranged for the purchase of multi-year, collateralized reinsurance funded through the issuance of collateralized risk-linked securities, known as catastrophe bonds. For events outside the United States, we also purchase traditional catastrophe reinsurance.

The North American catastrophe treaty has an initial retention of $500 million and provides coverage for exposures in the United States and Canada of approximately 34% of losses (net of recoveries from other available reinsurance) between $500 million and $900 million and approximately 75% of losses (net of recoveries from other available reinsurance) between $900 million and $1.75 billion. For certain catastrophic events in the northeast United States or along the southern U.S. coastline, the combination of the North American catastrophe treaty, supplemental catastrophe reinsurance and/or the catastrophe bond arrangements provide additional coverages as discussed below.

The catastrophe bond arrangements provide reinsurance coverage for specific types of losses in specific geographic locations. They are generally designed to supplement coverage provided under the North American catastrophe treaty. A $225 million catastrophe bond arrangement that we had in place expired in March 2014. We currently have three catastrophe bond arrangements in effect that expire between 2015 and 2018. We have a $250 million reinsurance arrangement that expires in March 2015 and a $270 million reinsurance arrangement that incepted in March 2014 and expires in March 2018. Both of these catastrophe bond arrangements provide coverage for our exposure to homeowners and commercial losses related to certain perils, including hurricanes, earthquakes, severe thunderstorms and winter storms in twelve states in the northeast United States and the District of Columbia. The $270 million reinsurance arrangement provides similar coverage for named storms in addition to hurricanes. We also have a $150 million reinsurance arrangement that expires in March 2016 that provides coverage for our exposure to homeowners-related hurricane and severe thunderstorm losses in eight states along the southern U.S. coastline.

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

Our commercial property per risk treaty provides coverage for property exposures both inside and outside the United States. Depending upon the currency in which the covered insurance policy was issued, the treaty provides coverage per risk of approximately $510 million to $750 million in excess of our initial retention, which is generally between $20 million and $30 million.

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

As a result of lower renewal rates compared to expiring rates associated with the North American catastrophe treaty, the primary property catastrophe treaty that covers events outside the United States, the commercial property per risk treaty and the supplemental catastrophe reinsurance, as well as the lower rates associated with the $270 million catastrophe bond compared to those of the expiring bond, the overall cost of our property reinsurance program was lower in 2014 than in 2013. We do not expect the changes we made to our property reinsurance program during 2014 to have a material effect on the Corporation’s results of operations, financial condition or liquidity.

Our major, traditional property reinsurance treaties expire on April 1, 2015. We expect that the property reinsurance treaty market will remain competitive with respect to price as well as terms and conditions. The final structure of our reinsurance program and amount of coverage purchased, including the mixture of traditional catastrophe reinsurance and collateralized reinsurance coverage funded through the issuance of collateralized risk linked securities, is still being determined and will affect our total reinsurance costs in 2015.

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

Underwriting results for our property and casualty insurance business were profitable in each of the past three years, but less so in 2012. The combined loss and expense ratio was as follows:

	Years Ended December 31
	2014	2013	2012
Loss ratio	56.9%	54.2%	63.6%
Expense ratio	31.4	31.9	31.7

Combined loss and expense ratio	88.3%	86.1%	95.3%

The 2.7 percentage point increase in the loss ratio in 2014 compared with 2013 was due primarily to a higher current accident year loss ratio excluding catastrophes. The current accident year loss ratio excluding catastrophes was modestly higher in 2014 in our personal insurance segment, slightly higher in our commercial insurance segment and similar in our specialty insurance segment compared to 2013. The 9.4 percentage point decrease in the loss ratio in 2013 compared with 2012 was due primarily to a substantially lower impact of catastrophes and a lower current accident year loss ratio excluding catastrophes. The current accident year loss ratio excluding catastrophes was lower in 2013 for each of our insurance segments compared to 2012.

While the loss ratio in each of the past three years included an impact from catastrophes, which was particularly significant in 2012, it also reflected favorable loss experience excluding catastrophes that we believe resulted from our disciplined underwriting in recent years. The loss ratio in each of the past three years also benefited from relatively moderate loss trends and the positive impact of rate increases on premiums earned in most classes of business. Results in all three years also benefited from favorable prior year loss development. For more information on prior year loss development, see “Property and Casualty Insurance — Loss Reserves, Prior Year Loss Development.”

Our underwriting profitability in any given period will be affected by the impact of catastrophes in that period. We define a catastrophe as an event that is estimated to cause $25 million or more in industry-wide insured property losses and affects a significant number of policyholders and insurers.

The net impact of catastrophes in 2014 was $444 million, which represented 3.6 percentage points of the combined ratio. Most of the catastrophe losses in 2014 related to weather-related events in the United States, including a severe winter freeze event that affected a widespread area of the United States. In 2013, the net impact of catastrophes was $412 million, which represented 3.4 percentage points of the combined ratio. A significant portion of the catastrophe losses in 2013 related to flooding in Alberta, Canada, as well as several severe storms in the central United States and flooding in Ontario, Canada. In 2012, the net impact of catastrophes was $1.1 billion, which represented 9.6 percentage points of the combined ratio. We incurred just under $1.1 billion of catastrophe losses and $53 million of related reinsurance reinstatement premium costs. Most of the impact of catastrophes in 2012 was due to Storm Sandy, but there were also catastrophe losses related to other events, including several severe hail and wind storms in the United States.

The impact of catastrophes, including losses and any related reinsurance reinstatement premiums, for individually significant events and all other events was as follows:

Years Ended December 31	Impact of Catastrophes
(in millions)
2014
Winter freeze — 17 states in the United States	$117
Other events	327

Total	$444

2013
Flooding — Alberta, Canada	$85
Other events	327

Total	$412

2012
Storm Sandy — U.S. Northeast and Southern Atlantic states	$882
Other events	258

Total	$1,140

The net impact of catastrophes in 2014 reflected $11 million of unfavorable prior year loss development. This compares with $24 million and $37 million of favorable prior year loss development in 2013 and 2012, respectively.

At the end of 2012, we estimated that net losses from Storm Sandy were $829 million and our reinsurance reinstatement premium costs related to the storm were $53 million. Our estimated gross losses from Storm Sandy were about $1.1 billion, with almost all of the losses from property claims, both commercial and homeowners, and only a modest impact from automobile and other claims. Our net losses of $829 million were lower than the gross amount due primarily to our traditional property catastrophe treaty and, to a much lesser extent, per risk and quota share reinsurance treaties as well as facultative reinsurance placed on an individual risk basis. At December 31, 2014, only a small percentage of our claims related to Storm Sandy remained unsettled. Our overall estimate of net losses related to Storm Sandy did not change significantly during 2013 or 2014. We do not expect that any change to our estimate of ultimate net losses related to Storm Sandy in the future would have a material effect on the Corporation’s consolidated financial condition or liquidity.

The only reinsurance recoverable we had from our primary catastrophe reinsurance treaties during the three year period ended December 31, 2014 was that related to Storm Sandy because there was no other individual catastrophe event for which our losses exceeded our initial retention under the treaties.

The expense ratio decreased by 0.5 of a percentage point in 2014 compared with 2013, due primarily to growth in net premiums written and a slight decrease in overhead expenses, offset in part by a slight increase in commission expense. The expense ratio increased by 0.2 of a percentage point in 2013 compared with 2012.

Review of Underwriting Results by Business Unit

Personal Insurance

Net premiums written in our personal insurance segment, which represented 36% of our net premiums written in 2014, increased by 4% in 2014 and 5% in 2013 compared with the respective prior year. Net premiums written for the classes of business within the personal insurance segment were as follows:

	Years Ended December 31
	2014	% Increase 2014 vs. 2013	2013	% Increase 2013 vs. 2012	2012
	(dollars in millions)
Automobile	$740	1%	$731	6%	$691
Homeowners	2,765	4	2,662	4	2,554
Other	1,003	8	929	6	880

Total personal	$4,508	4	$4,322	5	$4,125

Growth in net premiums written in our personal insurance segment in both 2014 and 2013 compared with the respective prior year occurred in all classes of this business, driven by growth in the United States. Net premiums written outside the United States decreased modestly in 2014 and slightly in 2013, due to the negative effect of foreign currency translation. The overall growth in our personal insurance segment in both years was attributable to higher rates upon renewal, higher insured exposures, strong retention of existing business, and new business.

Personal automobile net premiums written increased in both 2014 and 2013 compared with the respective prior year, but more so in 2013, driven in both years by growth in the United States. Growth in the United States in both years was attributable to higher average renewal rates, existing personal lines customers adding automobile coverage and new customers. Personal automobile net premiums written outside the United States decreased in 2014 and grew modestly in 2013 compared with the respective prior year. In both years, premium growth reflected the negative effect of foreign currency translation. Approximately 40% of our personal automobile net premiums written in 2014 were written outside the United States, with more than half of such premiums written in Brazil. Net premiums written for our homeowners business increased in 2014 and 2013 compared with the respective prior year, driven by growth in the United States. Net premiums written outside the United States for our homeowners business decreased slightly in 2014 and decreased modestly in 2013 compared with the respective prior year, reflecting the negative effect of foreign currency translation. Growth both inside and outside the United States in both years reflected higher renewal rates as well as increases in coverage on existing policies. Premiums for our other personal business, which includes accident and health, excess liability and yacht coverages, increased in 2014 and 2013 compared with the respective prior year, driven by growth in the accident and health and the excess liability components of this business. Growth in our accident and health business was higher in 2014 than in 2013. In both years, premiums for our accident and health business increased significantly in the United States, due primarily to new business, but decreased outside the United States. In our excess liability business, which is predominantly written in the United States, growth was also higher in 2014 than in 2013.

Our personal insurance segment produced profitable underwriting results in each of the past three years. The combined loss and expense ratios for the classes of business within the personal insurance segment were as follows:

	Years Ended December 31
	2014	2013	2012
Automobile	96.8%	94.8%	93.4%
Homeowners	88.3	82.3	94.2
Other	94.0	94.8	95.6
Total personal	90.9	87.0	94.4

The 3.9 percentage point increase in the combined loss and expense ratio for our personal insurance segment in 2014 compared with 2013 was driven mainly by deterioration in the results in our homeowners business, due to a higher impact of fire losses and non-catastrophe weather-related losses. The 7.4 percentage point decrease in the combined loss and expense ratio in 2013 compared with 2012 was due to better results in our homeowners business, driven primarily by a lower impact of catastrophes. The impact of catastrophes accounted for 5.5 percentage points of the combined loss and expense ratio for our personal insurance segment in 2014, compared with 7.2 percentage points in 2013 and 13.7 percentage points in 2012. A significant portion of the catastrophe losses in 2014 related to weather-related events in the United States, including the severe winter freeze event. A significant portion of the catastrophe losses in 2013 related to water damage associated with flooding in Alberta and Ontario, Canada as well as several severe storms in the central United States. Most of the catastrophe losses in 2012 related to storms in the United States, particularly Storm Sandy.

Our personal automobile results were profitable in each of the past three years, although less so in each successive year. The 2.0 percentage point increase in the combined ratio in 2014 compared with 2013 was driven mainly by less profitable results in the United States. The 1.4 percentage point increase in the combined ratio in 2013 compared with 2012 was driven by less profitable results outside the United States. Results in all three years benefited from moderate claim frequency and favorable prior year loss development, although favorable prior year loss development was less significant in 2014.

Homeowners results were profitable in each of the past three years. The combined ratio was 6.0 percentage points higher in 2014 compared with 2013, which in turn was 11.9 percentage points lower compared with 2012. The higher combined ratio in 2014 compared with 2013 was due primarily to a higher current accident year loss ratio excluding catastrophes, driven by an increase in fire losses and non-catastrophe weather-related losses. The lower combined ratio in 2013 compared with 2012 was due in large part to a lower impact from catastrophes and, to a lesser extent, a lower current accident year loss ratio excluding catastrophes. The impact of catastrophes accounted for 8.9 percentage points of the combined loss and expense ratio for this class in 2014 compared with 11.5 percentage points in 2013 and 21.0 percentage points in 2012.

Our other personal business produced profitable results in each of the past three years, slightly more so in each successive year. The combined ratio was 0.8 of a percentage point lower in both 2014 and 2013 compared with the respective prior year. The lower combined ratio in both 2014 and 2013 was driven by better results in the excess liability and yacht components of this business, offset in part in 2014 by less profitable results in the accident and health component. Results for the excess liability component of this business were profitable in all three years, more so in each successive year. Results for this component of our other personal business benefited from favorable prior year loss development in each year, partly as a result of better than expected claim severity. The accident and health component of our other personal business produced slightly unprofitable results in 2014 compared with slightly profitable results in 2013 and 2012. The yacht component of this business was highly profitable in each of the past three years, but more so in 2014.

Commercial Insurance

Net premiums written in our commercial insurance segment, which represented 43% of our net premiums written in 2014, increased by 2% in both 2014 and 2013 compared with the respective prior year. Net premiums written for the classes of business within the commercial insurance segment were as follows:

	Years Ended December 31
	2014	% Increase 2014 vs. 2013	2013	% Increase (Decrease) 2013 vs. 2012	2012
	(dollars in millions)
Multiple peril	$1,121	1%	$1,113	(1)%	$1,119
Casualty	1,644	1	1,635	—	1,641
Workers’ compensation.	1,158	6	1,091	8	1,014
Property and marine	1,479	3	1,434	2	1,400

Total commercial	$5,402	2	$5,273	2	$5,174

Growth in net premiums written in our commercial insurance segment in 2014 occurred both inside and outside the United States, while in 2013 growth was driven by an increase in net premiums written in the United States. Net premiums written outside the United States were flat in 2013 compared with 2012. Premium growth in our commercial insurance segment in both years reflected higher rates, particularly in the United States. Premium growth in 2014 also reflected an increase in new business. In both 2014 and 2013, premium growth in our commercial insurance segment was constrained by lower renewal exposure and our continued efforts to secure adequate rates on renewal business in a market that remained competitive. In 2013, premium growth in most classes of business was also limited by a market that offered only limited attractive new business opportunities. In both 2014 and 2013, the most significant growth occurred in the workers’ compensation class, reflecting high retention, new business, as well as renewal rate increases. During each of the past three years, the overall rate environment in the commercial insurance market in the United States was positive. Average renewal rates in the United States were up in both 2014 and 2013 compared with expiring rates, but the level of increase was lower in 2014 than in 2013. Increases occurred in both years in all major classes of this business. Average renewal rates outside the United States also increased compared with expiring rates in both 2014 and 2013, but the level of increase was lower than the level achieved in the United States. Retention levels of our existing policyholders both inside and outside the United States were strong in each of the past three years. The average renewal exposure was down slightly in both 2014 and 2013, both inside and outside the United States. The amount of new business increased significantly in 2014 compared with 2013, both inside and outside the United States, as a result of more opportunities to write new business at appropriate rates. The amount of new business decreased slightly in 2013 compared with 2012 in the United States, due to our focus on obtaining adequate rates in the competitive market, but increased slightly outside the United States.

Our commercial insurance segment produced profitable underwriting results in each of the past three years, but less so in 2012. The combined loss and expense ratios for the classes of business within the commercial insurance segment were as follows:

	Years Ended December 31
	2014	2013	2012
Multiple peril	87.6%	83.3%	93.7%
Casualty	92.5	97.3	92.1
Workers’ compensation	83.1	89.6	93.7
Property and marine	94.0	74.6	115.0
Total commercial	89.9	86.5	99.0

The 3.4 percentage point increase in the combined loss and expense ratio for our commercial insurance segment in 2014 compared with 2013 was due to a higher impact of catastrophes, a lower amount of favorable prior year loss development as well as a higher current accident year loss ratio excluding catastrophes. The 12.5 percentage point decrease in the combined ratio in 2013 compared with 2012 was due in large part to a lower impact of catastrophes and, to a lesser extent, a lower current accident year loss ratio excluding catastrophes and a higher amount of favorable prior year loss development. The impact of catastrophes accounted for 3.8 percentage points of the combined loss and expense ratio for our commercial insurance segment in 2014, compared with 2.1 percentage points in 2013 and 11.4 percentage points in 2012.

Multiple peril results were profitable in each of the past three years, but more so in 2014 and 2013. The 4.3 percentage point increase in the combined ratio in 2014 compared with 2013 was due to less profitable results in the property component of this business, reflecting a higher loss ratio excluding catastrophes. The 10.4 percentage point decrease in the combined ratio in 2013 compared with 2012 was due primarily to a lower impact of catastrophes in the property component of this business. Results for the liability component were profitable in each of the past three years, benefiting in each year from favorable prior year loss development. The impact of catastrophes accounted for 4.9 percentage points of the combined loss and expense ratio for the multiple peril class in 2014 compared with 3.3 percentage points in 2013 and 10.9 percentage points in 2012.

Casualty results were profitable in each of the past three years, but less so in 2013. The 4.8 percentage point decrease in the combined ratio in 2014 compared with 2013 was due primarily to better results in the primary liability component of this business. The 5.2 percentage point increase in the combined ratio in 2013 compared with 2012 was mainly due to less profitable results in the excess liability component and to a greater adverse impact from asbestos and toxic waste claims. Results for the automobile component of our casualty business were modestly unprofitable in 2014 compared with modestly profitable results in 2013 and near breakeven results in 2012. Results for the primary liability component of our casualty business were slightly profitable in 2014 compared with unprofitable results in 2013 and 2012, which were adversely affected by a higher number of large reported losses, many of which related to prior accident years. Results for the excess liability component were highly profitable in each of the past three years. Excess liability results in all three years, but more so in 2012, benefited from substantial favorable prior year loss development mainly driven by lower than expected claim severity. Results for our casualty business were adversely affected in each of the past three years by incurred losses related to asbestos and toxic waste claims. Our analysis of these exposures resulted in increases in the estimate of our ultimate liabilities. Such losses represented 6.0 percentage points of the combined ratio for our casualty business in 2014, 5.1 percentage points in 2013 and 3.4 percentage points in 2012.

Workers’ compensation results were profitable in each of the past three years, more so in each successive year. The 6.5 and 4.1 percentage point decreases in the combined ratio in 2014 and 2013, respectively, compared with the respective prior year were due to increasingly better current accident year results and more favorable prior year loss development. Results in each year reflected improved pricing and our disciplined risk selection during the past several years.

Property and marine results were profitable in 2014 and 2013, but less so in 2014, compared with unprofitable results in 2012. The 19.4 percentage point increase in the combined ratio in 2014 compared with 2013 reflected a higher current accident year loss ratio excluding catastrophes, a lower amount of favorable prior year loss development and a higher impact of catastrophes. The 40.4 percentage point decrease in the combined ratio in 2013 compared with 2012 was primarily due to a significantly lower impact of catastrophes. The lower combined ratio in 2013 also reflected a lower current accident year loss ratio excluding catastrophes, partly due to improved pricing and a lower impact from large losses, as well as a significant amount of favorable prior year loss development. The impact of catastrophes accounted for 9.6 percentage points of the combined loss and expense ratio in 2014 compared with 4.3 percentage points in 2013 and 31.6 percentage points in 2012.

Specialty Insurance

Net premiums written in our specialty insurance segment, which represented 21% of our net premiums written in 2014, increased by 2% in 2014 and 3% in 2013 compared with the respective prior year. Net premiums written for the classes of business within the specialty insurance segment were as follows:

	Years Ended December 31
	2014	% Increase (Decrease) 2014 vs. 2013	2013	% Increase 2013 vs. 2012	2012
	(dollars in millions)
Professional liability	$2,381	3%	$2,319	2%	$2,273
Surety	300	(4)	314	6	295

Total specialty	$2,681	2	$2,633	3	$2,568

The increase in net premiums written for our professional liability business in 2014 was driven by growth in the United States. Net premiums written outside the United States in our professional liability business decreased slightly in 2014, due to the negative effect of foreign currency translation. In 2013, net premiums written increased modestly both inside and outside the United States. Premium growth in both years included the modestly positive effect of our decision not to renew a reinsurance program, which expired July 1, 2013, that provided coverage for a portion of our professional liability business. Premium growth in our professional liability business in both years reflected our focus on profitability in the pricing of renewal policies and new business, in what has remained a competitive market place. Nevertheless, the overall rate environment was positive in both 2014 and 2013, particularly in the United States. Retention levels for this business remained strong. Retention levels in the United States were higher in 2014 compared with those in 2013 and 2012. Retention levels outside the United States were similar in 2014 and 2013 following a modest increase in 2013 compared to 2012. New business in the United States increased in both 2014 and 2013 compared with the respective prior year. New business outside the United States also increased in 2014 following a decline in 2013. The increase in new business in 2014 reflected opportunities to write suitably-priced business in select classes due to the positive pricing trends in the market over the past few years. Renewal retention levels and new business volume in 2013 and 2012 reflected the selective reduction of our exposure in some customer segments where rate levels were not attractive. Average renewal rates for our professional liability business in the United States were up in both 2014 and 2013 compared with expiring rates, but the level of increase was less in 2014 than in 2013. Rate increases occurred in most classes of this business in both years. Average renewal rates outside the United States were flat in 2014 and up slightly in 2013 compared with expiring rates. The amounts of insured exposures in the United States were down slightly in both 2014 and 2013 compared with the respective prior year. Such amounts outside the United States were down in both years, but more so in 2013.

Net premiums written for our surety business decreased in 2014 and increased in 2013 compared with the respective prior year. Premiums written in our surety business depend significantly on the extent to which our existing customers are awarded contracts to perform services. As a result, premium growth in our surety business can often vary from year to year. In 2014, net premiums written decreased both inside and outside the United States, reflecting a reduction in the volume of large premium transactions compared with 2013. Premiums written outside the United States in 2014 also reflected the negative effect of foreign currency translation. In 2013, net premiums written increased both inside and outside the United States. The growth in net premiums written outside the United States in 2013 was driven by growth in Latin America.

Our specialty insurance segment produced profitable underwriting results in each of the past three years, more so in each successive year. The combined loss and expense ratios for the classes of business within the specialty insurance segment were as follows:

	Years Ended December 31
	2014	2013	2012
Professional liability	82.2%	89.3%	96.7%
Surety	67.3	47.2	51.4
Total specialty	80.5	84.3	91.3

The 3.8 percentage point decrease in the combined loss and expense ratio for our specialty insurance segment in 2014 and the 7.0 percentage point decrease in 2013, compared with the respective prior year, were both driven mainly by more profitable results in our professional liability business.

Our professional liability business produced profitable results in each of the past three years, more so in each successive year. The combined loss and expense ratio for this business decreased by 7.1 and 7.4 percentage points in 2014 and 2013, respectively, compared to the respective prior year. The lower combined ratio in 2014 compared with 2013 was due to a higher amount of favorable prior year loss development and, to a lesser extent, a lower current accident year combined ratio. The lower combined ratio in 2013 compared with 2012 was due to a lower current accident year combined ratio and, to a lesser extent, a higher amount of favorable prior year loss development. The lower current accident year combined ratio in 2014 and 2013 compared with the respective prior year reflected both higher premium rates and positive underwriting actions taken to improve the profitability of this business. The current accident year combined ratio in 2012 reflected adverse loss trends in certain classes within this component of our business. The favorable prior year loss development over the past three years was driven by positive loss experience, primarily related to accident years 2010 and prior. The fiduciary liability class produced highly profitable results in each of the past three years. Results for the directors and officers liability class were also highly profitable in all three years, more so in each successive year. Results for both the fiduciary liability and directors and officers liability classes reflected favorable prior year loss development in each of the past three years. For the fidelity class, results were profitable in 2014, breakeven in 2013 and unprofitable in 2012. Results for this class include loss activity resulting from alleged third party and insured-employee criminal activity, which included several large losses in recent years. Results for the employment practices liability class were unprofitable in each of the past three years, but much less so in 2014. Results in 2013 and 2012 were adversely impacted by unfavorable prior year loss development. Employment practices liability claims have been more numerous and protracted in recent years due primarily to the lingering effect of the economic downturn and resulting unemployment levels. Our errors and omissions liability class produced unprofitable results in each of the past three years, but much less so in 2014. Results in 2013 and 2012 reflected unfavorable prior year loss development, mostly outside the United States.

Our surety business produced profitable results in each of the past three years due to favorable loss experience. The combined loss and expense ratio was 20.1 percentage points higher in 2014 compared with 2013, which in turn was 4.2 percentage points lower compared with 2012. The higher combined ratio in 2014 compared to 2013 and 2012 was due to one large loss outside the United States. Our surety business tends to be characterized by losses that are infrequent but have the potential to be highly severe. When losses occur, they are sometimes mitigated by recovery rights to the customer’s assets, contract payments, collateral and bankruptcy recoveries.

The majority of our surety obligations are intended to be performance-based guarantees. We manage our exposure by individual account and by specific bond type. We have substantial commercial and construction surety exposure for current and prior customers, including exposures related to surety bonds issued on behalf of companies that have experienced deterioration in creditworthiness since we issued bonds to them. We therefore may experience an increase in filed claims and may incur high severity losses, especially in periods of weak economic conditions. Such losses would be recognized if and when claims are filed and determined to be valid, and could have a material adverse effect on the Corporation’s results of operations.

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

Net premiums written in our runoff reinsurance assumed business were not significant during the past three years. Results for this business were breakeven in 2014 compared with profitable results in 2013 and 2012. The profitable results in 2013 and 2012 were due to favorable prior year loss development.

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

We also continue to assess and explore how changes in catastrophe risk, including the potential impact of global climate change, may affect our ability to manage our exposure under the insurance policies we issue, as well as how laws and regulations intended to combat climate change may affect us.

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

Actual results may differ materially from those suggested by the model. The risk concentration management tool referred to above also enables us to identify locations and geographic areas that are exposed to risk accumulations. The information provided by the terrorism model and the risk concentration management tool has resulted in our non-renewing or reducing our exposure on some accounts, subject to regulatory constraints, and refraining from writing others.

The Terrorism Risk Insurance Act of 2002, as amended (TRIA), is a limited duration program under which the U.S. federal government shares the risk of loss arising from certain acts of terrorism with the insurance industry. In January 2015, the federal government amended and reauthorized TRIA through December 31, 2020. TRIA is applicable only to select lines of commercial business and excludes, among others, commercial automobile, surety and professional liability insurance, other than directors and officers liability. The program applies to both foreign and domestic acts of terrorism.

As a precondition to recovery under TRIA, insurance companies with direct commercial insurance exposure in the United States for TRIA lines of business are required to make insurance for covered acts of terrorism available under their policies. In the event of an act of terrorism, each insurer has a separate deductible that it must meet before federal assistance becomes available. The deductible is based on a percentage of direct U.S. premiums earned for the covered lines of business in the previous calendar year. For 2015, that deductible is 20% of direct premiums earned in 2014 for these lines of business. For losses above the deductible, the federal government will pay for 85% of covered losses, while the insurer retains 15%. Under the 2015 reauthorization, the insurer share of losses in excess of the deductible will increase by 1% each year, beginning in 2016, until it reaches 20% in 2020. There is a combined annual aggregate limit for the federal government and all insurers of $100 billion. If acts of terrorism result in covered losses exceeding the $100 billion annual limit, insurers are not liable for additional losses. While we expect the provisions of TRIA will mitigate our exposure in the event of a large-scale terrorist attack, our deductible is substantial, approximating $1.0 billion in 2015.

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

We will continue to manage this type of catastrophic risk by monitoring terrorism risk aggregations. If TRIA is not extended beyond its current December 31, 2020 termination date and a robust reinsurance market for terrorism risks does not develop so we can continue to mitigate our exposure to a large scale terrorism attack, we may not renew or we may reduce our exposure on some policies in some locations and we may curtail new business writing in some major U.S. cities and other geographic areas where our exposure aggregations could become unacceptable. Given the unpredictability of potential targets, the frequency and severity of potential terrorist events, and notwithstanding the measures we have taken or may take to mitigate terrorism exposure as well as the programs that governmental entities provide, however limited, to cover some of that exposure, the occurrence of a terrorist event could have a material adverse effect on the Corporation’s results of operations, financial condition or liquidity.

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

Incurred but not reported (IBNR) reserve estimates are generally calculated by first projecting the ultimate cost of all claims that have occurred and then subtracting reported losses and loss expenses. Reported losses include cumulative paid losses and loss expenses plus case reserves. The IBNR reserve includes a provision for claims that have occurred but have not yet been reported to us, some of which are not yet known to the insured, as well as a provision for future development on reported claims. A relatively large proportion of our net loss reserves, particularly for long tail liability classes, are reserves for IBNR losses. In fact, about 75% of our aggregate net loss reserves at December 31, 2014 were for IBNR losses.

Our gross case and IBNR loss reserves and related reinsurance recoverable by class of business were as follows:

	Gross Loss Reserves			Reinsurance Recoverable	Net Loss Reserves
December 31, 2014	Case	IBNR	Total
	(in millions)
Personal insurance
Automobile	$260	$151	$411	$14	$397
Homeowners	438	353	791	43	748
Other	331	739	1,070	70	1,000

Total personal	1,029	1,243	2,272	127	2,145

Commercial insurance
Multiple peril	596	1,194	1,790	40	1,750
Casualty	1,412	5,514	6,926	412	6,514
Workers’ compensation	1,116	2,091	3,207	289	2,918
Property and marine	773	465	1,238	355	883

Total commercial	3,897	9,264	13,161	1,096	12,065

Specialty insurance
Professional liability	1,180	5,587	6,767	287	6,480
Surety	18	62	80	5	75

Total specialty	1,198	5,649	6,847	292	6,555

Total insurance	6,124	16,156	22,280	1,515	20,765
Reinsurance assumed	145	253	398	124	274

Total	$6,269	$16,409	$22,678	$1,639	$21,039

	Gross Loss Reserves			Reinsurance Recoverable	Net Loss Reserves
December 31, 2013	Case	IBNR	Total
	(in millions)
Personal insurance
Automobile	$265	$141	$406	$16	$390
Homeowners	414	357	771	56	715
Other	345	713	1,058	90	968

Total personal	1,024	1,211	2,235	162	2,073

Commercial insurance
Multiple peril	598	1,190	1,788	43	1,745
Casualty	1,565	5,398	6,963	387	6,576
Workers’ compensation	1,023	2,047	3,070	277	2,793
Property and marine	834	492	1,326	440	886

Total commercial	4,020	9,127	13,147	1,147	12,000

Specialty insurance
Professional liability	1,390	5,842	7,232	343	6,889
Surety	19	56	75	4	71

Total specialty	1,409	5,898	7,307	347	6,960

Total insurance	6,453	16,236	22,689	1,656	21,033
Reinsurance assumed	169	288	457	146	311

Total	$6,622	$16,524	$23,146	$1,802	$21,344

Loss reserves, net of reinsurance recoverable, decreased by $305 million or 1% in 2014. Loss reserves related to our insurance business decreased by $268 million, including $260 million related to the effect of foreign currency translation, due to a stronger U.S. dollar relative to the currencies in which our loss reserves were held at December 31, 2014 compared with December 31, 2013, and $33 million related to catastrophe losses. Loss reserves related to our runoff reinsurance assumed business decreased by $37 million.

Total gross loss reserves related to our insurance business decreased by $409 million in 2014, driven by significant decreases in gross case and IBNR reserves in the professional liability classes reflecting paid claim activity, favorable prior year loss development and reduced exposures. A significant decrease in gross loss reserves also occurred in the property and marine class of business, driven mainly by a decrease in case reserves, due in large part to the continuing resolution and payment of claims related to Storm Sandy. The most significant increases in gross loss reserves occurred in the workers’ compensation class, mainly due to increased exposures. Reinsurance recoverable related to our insurance business decreased by $141 million in 2014, with the largest decreases occurring in the property and marine class of business due in large part to recoveries received from reinsurers related to Storm Sandy, and in the professional liability classes of business, driven by recoveries from reinsurers.

In establishing the loss reserves of our property and casualty subsidiaries, we consider facts currently known and the present state of the law and coverage litigation. Based on all information currently available, we believe that the aggregate net loss reserves at December 31, 2014 were adequate to cover claims for losses that had occurred as of that date, including both those known to us and those yet to be reported. However, as described below, there are significant uncertainties inherent in the loss reserving process. It is therefore possible that management’s estimate of the ultimate liability for losses that had occurred as of December 31, 2014 may change, which could have a material effect on the Corporation’s results of operations and financial condition.

Estimates and Uncertainties

The process of establishing loss reserves is complex and imprecise as it must take into consideration many variables that are subject to the outcome of future events. As a result, informed subjective estimates and judgments as to our ultimate exposure to losses are an integral component of our loss reserving process.

Given the inherent complexity of the loss reserving process and the potential variability of the assumptions used, the actual emergence of losses could vary, perhaps substantially, from the estimate of losses included in our financial statements, particularly in those instances where settlements do not occur until well into the future. Our net loss reserves at December 31, 2014 were $21.0 billion. Therefore, a relatively small percentage change in the estimate of net loss reserves would have a material effect on the Corporation’s results of operations.

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

Most of our runoff reinsurance assumed business is long tail casualty reinsurance. Reserve estimates for this business are therefore subject to the variability caused by extended loss emergence periods. The estimation of loss reserves for this business is further complicated by delays between the time the claim is reported to the ceding insurer and when it is reported by the ceding insurer to us and by our dependence on the quality and consistency of the loss reporting by the ceding company.

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

For short tail classes, the emergence of paid and incurred losses generally exhibits a reasonably stable pattern of loss development on average over time. For these classes, the loss development factor method is generally relatively straightforward to apply and usually requires only modest extrapolation. For long tail classes, applying the loss development factor method often requires more judgment in selecting development factors as well as more significant extrapolation. For those long tail classes with high frequency and relatively low per-loss severity (e.g., workers’ compensation), volatility will often be sufficiently modest for the loss development factor method to be given significant weight, except in the most recent accident years.

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

Senior management meets with our actuaries each quarter to review the results of the latest loss reserve analysis. Based on this review, management determines the carried reserve for each class of business. In making the determination, management considers numerous factors, such as changes in actuarial indications in the period, the maturity of the accident year, trends observed over the recent past and the level of volatility within a particular class of business. In doing so, management must evaluate whether a change in the data represents credible actionable information or an anomaly. Such an assessment requires considerable judgment. Even if a change is determined to be permanent, it is not always possible to determine the extent of the change until sometime later. As a result, there can be a time lag between the emergence of a change and a determination that the change should be reflected in the carried loss reserves.

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

In addition, we must consider the uncertain effects of emerging or potential claims and coverage issues that arise as legal, judicial, economic and social conditions change. These issues have had, and may continue to have, a negative effect on our loss reserves by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims. Examples of such issues include professional liability claims arising out of volatility in the financial markets, directors and officers liability and errors and omissions liability claims arising out of accounting and other corporate malfeasance, and exposure to claims asserted for bodily injury as a result of long term exposure to harmful products or substances. As a result of issues such as these, the uncertainties inherent in estimating ultimate claim costs on the basis of past experience have grown, further complicating the already complex loss reserving process.

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

The following discussion includes disclosure of possible variation from current estimates of loss reserves due to a change in certain key assumptions for particular classes of business. These impacts are estimated individually, without consideration for any correlation among such assumptions or among lines of business. Therefore, it would be inappropriate to take the amounts and add them together in an attempt to estimate volatility for our loss reserves in total. We believe that the estimated variation in reserves detailed below is a reasonable estimate of the possible variation that may occur in the future. However, if such variation did occur, it would likely occur over a period of several years and therefore its impact on the Corporation’s results of operations would occur over the same period. It is important to note, however, that there is the potential for future variation greater than the amounts discussed below.

Two of the larger components of our loss reserves relate to the professional liability classes other than fidelity and to the commercial excess liability class. The respective reported loss development patterns are key assumptions in estimating loss reserves for these classes of business, both as applied directly to more mature accident years and as applied indirectly (e.g., via Bornheutter-Ferguson methods) to less mature accident years.

Reserves for the professional liability classes other than fidelity were $6.0 billion, net of reinsurance, at December 31, 2014. Based on a review of our loss experience, if the loss development factor for each accident year changed incrementally such that the cumulative loss development factor for the most recent accident year changed by 10%, we estimate that the net reserves for the professional liability classes other than fidelity would change by approximately $575 million, in either direction. This degree of change in the reported loss development pattern is within the historical variation around the averages in our data.

Reserves for the commercial excess liability class (excluding asbestos and toxic waste claims) were $3.0 billion, net of reinsurance, at December 31, 2014. These reserves are included within commercial casualty. Based on a review of our loss experience, if the loss development factor for each accident year changed incrementally such that the cumulative loss development factor for the most recent accident year changed by 20%, we estimate that the net reserves for the commercial excess liability class would change by approximately $375 million, in either direction. This degree of change in the reported loss development pattern is within the historical variation around the averages in our data.

Reserves Relating to Asbestos and Toxic Waste Claims. The estimation of loss reserves relating to asbestos and toxic waste claims on insurance policies written many years ago is subject to greater uncertainty than other types of claims due to inconsistent court decisions as well as judicial interpretations and legislative actions that in some instances have tended to broaden coverage beyond the original intent of such policies and in others have expanded theories of liability. The insurance industry as a whole remains engaged in extensive litigation over coverage, accident year allocation and liability issues and is thus confronted with a continuing uncertainty in its efforts to quantify these exposures.

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

Based on facts currently known and the present state of the law and coverage litigation, we believe that the loss reserves carried at December 31, 2014 for asbestos and toxic waste claims were adequate. However, given the inherent uncertainties, as well as the judicial decisions and legislative actions that have broadened the scope of coverage and expanded theories of liability in the past and the possibilities of similar interpretations in the future, it is possible that our estimate of loss reserves relating to these exposures may increase in future periods as new information becomes available and as claims develop.

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

Approximately 110 manufacturers and distributors of asbestos products have filed for bankruptcy protection as a result of asbestos related liabilities. A bankruptcy sometimes involves an agreement to a plan between the debtor and its creditors, including the creation of a trust to pay current and future asbestos claimants for their injuries. Although the debtor is negotiating in part with its insurers’ money, insurers are generally given only limited opportunity to be heard. In addition to contributing to the overall number of claims, bankruptcy proceedings not only result in increased settlement demands against remaining solvent defendants, but also create the potential for recoveries from multiple trusts by the same claimant for the same alleged injuries.

There have been some positive legislative and judicial developments in the asbestos environment over the past several years:

•	Various challenges to the mass screening of claimants have occurred, which have led to higher medical evidentiary standards for asbestos and other exposure-type claims.

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

•

A number of jurisdictions have adopted venue reform that requires plaintiffs to have a connection to the jurisdiction in order to file a complaint, although in more recent years, this type of reform has slowed.

•

In recognition that many aspects of bankruptcy plans are unfair to certain classes of claimants and to the insurance industry, these plans are being more closely scrutinized by the courts and rejected when appropriate.

•	A number of jurisdictions have passed or are considering legislation that will require fuller disclosure by plaintiffs of amounts received from asbestos bankruptcy trusts.

Our most significant individual asbestos exposures involve products liability on the part of “traditional” defendants who were engaged in the manufacture, distribution or installation of asbestos products. We wrote primary general liability and/or excess liability coverages for these insureds. While these insureds are relatively few in number, their exposure has been substantial due to the high volume of claims, the erosion of the underlying limits and the bankruptcies of target defendants.

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

Asbestos claims against the major manufacturers, distributors or installers of asbestos products were typically presented under the products liability section of primary general liability policies as well as under excess liability policies, both of which typically had aggregate limits that capped an insurer’s exposure. In recent years, a number of asbestos claims by insureds are being presented as “non-products” claims. In these instances, claimants contend that they came into contact with asbestos at premises owned or operated by our insureds and/or were exposed to asbestos during asbestos installation at a particular location. These non-products claims are presented under the premises or operations section of primary general liability policies. Unlike products coverage, the premises or operations coverages in these older policies typically had no aggregate limits on coverage, creating potentially greater exposure. Further, in an effort to seek additional insurance coverage, some insureds with installation activities who have substantially eroded their products coverage are presenting new asbestos claims as non-products operations claims or attempting to reclassify previously settled products claims as non-products claims to restore a portion of previously exhausted products aggregate limits. It is difficult to predict whether insureds will be successful in asserting claims under non-products coverage or whether insurers will be successful in asserting additional defenses. Accordingly, the ultimate cost to insurers of the claims for coverage not subject to aggregate limits is uncertain.

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

Various U.S. federal proposals to solve the ongoing asbestos litigation crisis have been considered by the U.S. Congress over the years, but none have yet been enacted. The prospect of federal asbestos reform legislation remains uncertain. As a result, in establishing our asbestos reserves, we have assumed a continuation of the current legal environment with no benefit from any federal asbestos reform legislation.

Our actuaries and claim personnel perform periodic analyses of our asbestos related exposures. The analyses performed in each of the past three years noted modest adverse developments mostly related to a small number of existing cases. The analyses also indicated a slower than expected decline in the number of insureds with first-time asbestos claim activity. Based on these developments, we increased our net loss reserves related to asbestos claims by $25 million in 2014, $51 million in 2013 and $28 million in 2012.

A reconciliation of the beginning and ending loss reserves related to asbestos claims is as follows:

	Years Ended December 31
	2014	2013	2012
	(in millions)
Gross loss reserves, beginning of year	$586	$608	$627
Reinsurance recoverable, beginning of year	20	19	22

Net loss reserves, beginning of year	566	589	605
Net incurred losses	25	51	28
Net losses paid	91	74	44

Net loss reserves, end of year	500	566	589
Reinsurance recoverable, end of year	21	20	19

Gross loss reserves, end of year	$521	$586	$608

At December 31, 2014, $321 million of the net loss reserves related to asbestos claims were IBNR reserves.

The following table presents the number of policyholders with open asbestos claims and the related net loss reserves at December 31, 2014 as well as the net losses paid during 2014 by component.

	Number of Policyholders	Net Loss Reserves	Net Losses Paid
		(in millions)
Traditional defendants	9	$79	$42
Peripheral defendants and all other	333	287	49
Future claims from unknown policyholders		134

		$500	$91

Significant uncertainty remains as to our ultimate liability related to asbestos related claims. This uncertainty is due to several factors including:

•	the long latency period between asbestos exposure and disease manifestation and the resulting potential for involvement of multiple policy periods for individual claims;

•	plaintiffs’ expanding theories of liability and increased focus on peripheral defendants;

•	the volume of claims by unimpaired plaintiffs and the extent to which they can be precluded from making claims;

•	the volume of claims by severely impaired plaintiffs, such as those with mesothelioma, and the size of settlements and judgments received by those plaintiffs;

•	the volume of claims by plaintiffs suffering from other malignancies such as lung cancer and their ability to establish a causal link between their disease and exposure to asbestos;

•	the efforts by insureds to claim the right to non-products coverage not subject to aggregate limits;

•	the number of insureds seeking bankruptcy protection as a result of asbestos related liabilities;

•	the ability of claimants to bring a claim in a state in which they have no residency or exposure;

•	the impact of the exhaustion of primary limits and the resulting increase in claims on excess liability policies we have issued;

•	inconsistent court decisions and diverging legal interpretations; and

•	the possibility, however remote, of federal legislation that would address the asbestos problem.

These significant uncertainties are not likely to be resolved in the near future.

Toxic Waste Reserves. Toxic waste claims relate primarily to pollution and associated cleanup costs. Our insureds have two potential areas of exposure-hazardous waste dump sites and pollution at the insured site primarily from underground storage tanks and manufacturing processes.

The U.S. federal Comprehensive Environmental Response Compensation and Liability Act of 1980 (Superfund) has been interpreted to impose strict, retroactive and joint and several liability on potentially responsible parties (PRPs) for the cost of remediating hazardous waste sites.

Most PRPs named to date are parties who have been generators, transporters, past or present landowners or past or present site operators. Most sites have multiple PRPs. These PRPs had proper government authorization in many instances. However, relative fault has not been a factor in establishing liability. While the volume of new claims is significantly reduced from the activity in the 1980s, PRPs continue to tender claims to insurers on newly identified hazardous waste sites. Insurance policies issued to PRPs were not intended to cover claims arising from gradual pollution. Since 1986, most policies have specifically excluded such exposures.

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

Our actuaries and claim personnel perform periodic analyses of our toxic waste exposures. In each of the past three years, the analyses of our toxic waste exposures indicated that some of our insureds had become responsible for the remediation of additional polluted sites and that, as cleanup standards continue to evolve as a result of technology advances, the estimated cost of remediation of certain sites had increased. Defense costs associated with some of these cases have also increased. Based on these developments, we increased our net loss reserves related to toxic waste claims by $75 million in 2014 and $55 million in both 2013 and 2012.

A reconciliation of the beginning and ending loss reserves, net of reinsurance recoverable, related to toxic waste claims is as follows:

	Years Ended December 31
	2014	2013	2012
	(in millions)
Reserves, beginning of year	$292	$268	$261
Incurred losses	75	55	55
Losses paid	24	31	48

Reserves, end of year	$343	$292	$268

Reinsurance recoverable related to these claims is minimal. At December 31, 2014, $269 million of the net loss reserves related to toxic waste claims were IBNR reserves.

Reinsurance Recoverable. Reinsurance recoverable is the estimated amount recoverable from reinsurers related to the losses we have incurred. At December 31, 2014, reinsurance recoverable included $116 million recoverable with respect to paid losses and loss expenses, which is included in other assets, and $1.6 billion recoverable on unpaid losses and loss expenses, including reinsurance losses incurred but not reported. None of the reinsurance recoverable on unpaid losses and loss expenses is currently due for collection from reinsurers.

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

We are selective in regard to our reinsurers, placing reinsurance with only those reinsurers that we believe have strong balance sheets and superior underwriting ability. We monitor the financial strength of our reinsurers and our concentration of risk with reinsurers on an ongoing basis. We obtain collateral from certain of our reinsurers in the form of letters of credit, trust agreements and cash advances, in order to mitigate potential collectibility exposure. The total amount of collateral held at December 31, 2014 related to reinsurance recoverable on paid and unpaid losses and loss expenses was $533 million. As of December 31, 2014, the largest amount of reinsurance recoverable on paid and unpaid losses and loss expenses from any individual reinsurer represented one percent of shareholders’ equity. Nevertheless, in recent years, certain of our reinsurers have experienced financial difficulties or exited the reinsurance business. In addition, we may become involved in coverage disputes with our reinsurers. A provision for estimated uncollectible reinsurance is recorded based on periodic evaluations of balances due from reinsurers, the financial condition of the reinsurers, coverage disputes and other relevant factors, including collateral held.

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

A reconciliation of the beginning and ending loss reserves, net of reinsurance, is as follows:

	Years Ended December 31
	2014	2013	2012
	(in millions)
Net loss reserves, beginning of year	$21,344	$22,022	$21,329

Net incurred losses and loss expenses related to
Current year	7,621	7,232	8,121
Prior years	(636)	(712)	(614)

	6,985	6,520	7,507

Net payments for losses and loss expenses related to
Current year	2,496	2,150	2,323
Prior years	4,534	4,952	4,493

	7,030	7,102	6,816

Foreign currency translation effect	(260)	(96)	2

Net loss reserves, end of year	$21,039	$21,344	$22,022

During 2014, we experienced overall favorable prior year development of $636 million, which represented 3.0% of the net loss reserves as of December 31, 2013. This compares with favorable prior year development of $712 million during 2013, which represented 3.2% of the net loss reserves at December 31, 2012, and favorable prior year development of $614 million during 2012, which represented 2.9% of the net loss reserves at December 31, 2011. Such favorable development was reflected in operating results in these respective years.

The overall prior year loss development by accident year was as follows:

	Calendar Year (Favorable) Unfavorable Development
Accident Year	2014	2013	2012
	(in millions)
2013	$(43)
2012	(54)	$(138)
2011	(82)	(33)	$26
2010	(143)	(83)	(49)
2009	(105)	(111)	(89)
2008	(104)	(101)	(131)
2007	(68)	(142)	(147)
2006	(42)	(52)	(115)
2005	(39)	(57)	(56)
2004 and prior	44	5	(53)

	$(636)	$(712)	$(614)

The classes of business having the most significant impact on prior year loss development in 2014 were as follows:

•

We experienced overall favorable development of about $320 million in the professional liability classes other than fidelity. This favorable development was driven mainly by the directors and officers liability and fiduciary liability classes. Overall, the reported loss activity for these classes was less than expected, mostly in terms of claim severity. The aggregate favorable emergence was driven by accident years 2010 and prior. This emergence was recognized as one among many factors in the determination of carried loss reserves for these classes at December 31, 2014. Among other important factors were the uncertainty from the crisis in the financial markets and its aftermath, the effects of the ensuing economic downturn, other recent litigation dynamics, and the positive pricing trends experienced in the past three years.

•

We experienced favorable development of about $205 million in the aggregate in the personal and commercial liability classes. The most significant favorable development occurred in the excess liability classes, particularly in accident years 2011 and prior. This was partially offset by adverse development in other liability classes, most notably due to $100 million of incurred losses related to asbestos and toxic waste claims in older accident years. Overall, prior accident year claim activity for the personal and commercial liability classes was less severe than expected. These factors were reflected in the determination of the carried loss reserves for these classes at December 31, 2014.

•

We experienced favorable development of about $60 million in the aggregate in the personal and commercial property classes, with the most significant amounts related to the 2013 and 2012 accident years. The severity of late developing property claims that emerged during 2014 was lower than expected. Reserve estimates for these claims are based on an analysis of past loss experience on average over a period of years because the incidence of large property losses in any year is subject to a considerable element of fortuity. As a result, this lower emergence had only a modest effect on the determination of carried loss reserves for these classes at December 31, 2014.

•

We experienced favorable development of about $50 million in the workers’ compensation class, with favorable development occurring in most accident years. The severity of prior accident year claim activity for this class was lower than expected overall. This factor was reflected in the determination of carried loss reserves for this class at December 31, 2014.

The classes of business having the most significant impact on prior year loss development in 2013 were as follows:

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

The classes of business having the most significant impact on prior year loss development in 2012 were as follows:

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

In Item 1 of this report, we present an analysis of our consolidated loss reserve development on a calendar year basis for each of the ten years prior to 2014. The variability in reserve development over the ten year period illustrates the uncertainty of the loss reserving process. Conditions and trends that have affected reserve development in the past will not necessarily recur in the future. It is not appropriate to extrapolate future favorable or unfavorable reserve development based on amounts experienced in prior years.

Our U.S. property and casualty insurance subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities. These annual statements include an analysis of loss reserves, referred to as Schedule P, that presents accident year loss development information for the nine years prior to 2014. It is our intention to post the Schedule P for our combined U.S. property and casualty insurance subsidiaries on our website as soon as it becomes available.

Investment Results

Property and casualty investment income before taxes decreased by 4% in 2014 compared with 2013 and decreased by 6% in 2013 compared with 2012. In 2014 and 2013, the decrease was primarily due to a decline in the average yield of our property and casualty subsidiaries’ investment portfolio, partially offset by the impact of an increase in our average invested assets. In both years, the decrease in the average yield on the investment portfolio primarily resulted from lower reinvestment yields on securities that we purchased to replace fixed maturities that matured, were redeemed by the issuer or were sold during the year. While the property and casualty subsidiaries generated substantial operating cash flows during each of the past three years, average invested assets in the three years were impacted by substantial dividend distributions made by the property and casualty subsidiaries to Chubb during the period. As a result of the dividend distributions, our property and casualty subsidiaries held only a slightly higher amount of average invested assets in both years compared with the respective prior year.

The effective tax rate on our investment income was 18.1% in 2014 compared with 18.2% in 2013 and 18.8% in 2012. The effective tax rate on our investment income is lower than the U.S. statutory tax rate since a portion of our investment income is tax exempt interest income. The effective tax rate fluctuates as the proportion of tax exempt investment income relative to total investment income changes from period to period.

On an after-tax basis, property and casualty investment income decreased by 4% in 2014 compared with 2013 and decreased by 5% in 2013 compared with 2012.

The after-tax annualized yield on our property and casualty subsidiaries’ investment portfolio was 2.73% in 2014 compared with 2.88% in 2013 and 3.12% in 2012.

Our ability to grow our property and casualty investment income is a function of several variables, including investable cash flows, available reinvestment rates and foreign currency to U.S. dollar exchange rates. The property and casualty subsidiaries’ investable cash flows are impacted by many factors, including operating activities, the payment of dividends to Chubb and the timing of maturities, calls and redemptions of fixed maturities. Economic conditions and national monetary policies both inside and outside the United States have resulted in a low interest rate environment in recent years that is expected to continue to adversely affect our ability to increase our investment income.

We expect that property and casualty investment income after taxes will decline in 2015 compared with 2014. The expected decline is primarily due to the decrease in the yield on our investment portfolio during 2014 as a result of investing available funds in securities with yields lower than the yields of the securities that matured or were sold in 2014. Assuming the average yield on fixed maturities available in the market in 2015 is similar to the year-end 2014 level, the decline in the yield on our investment portfolio is expected to continue in 2015 as the funds from securities that mature, are called or are redeemed are reinvested. The expected decline in property and casualty investment income after taxes in 2015 also reflects an assumption that average invested assets in 2015 will be similar to the level in 2014, based on our expectations of investable cash flows during the year. During 2014, the U.S. dollar strengthened against the major currencies in which investments we hold are denominated. If those exchange rates in 2015 remain at the same levels as at December 31, 2014, our investment income growth in 2015 would be adversely affected.

Other Income and Charges

Other income and charges, which includes miscellaneous income and expenses of the property and casualty subsidiaries, were not significant in 2014, 2013 or 2012.

CORPORATE AND OTHER

Corporate and other comprises investment income earned on corporate invested assets, interest expense and other expenses not allocated to our operating subsidiaries and the results of our non-insurance subsidiaries.

Corporate and other produced a loss before taxes of $235 million in 2014 compared with a loss of $237 million in both 2013 and 2012.

REALIZED INVESTMENT GAINS AND LOSSES

Net realized investment gains and losses were as follows:

	Years Ended December 31
	2014	2013	2012
	(in millions)
Net realized gains
Fixed maturities	$90	$20	$104
Equity securities	137	203	68
Other invested assets	149	190	66

	376	413	238

Other-than-temporary impairment losses
Fixed maturities	(5)	(2)	(5)
Equity securities	(2)	(9)	(40)

	(7)	(11)	(45)

Realized investment gains before tax	$369	$402	$193

Realized investment gains after tax	$242	$261	$125

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

The net realized gains and losses of other invested assets primarily include the aggregate of realized gain distributions to us from the private equity limited partnerships in which we have an interest and changes in our equity in the net assets of those partnerships based on valuations provided to us by the manager of each partnership. Due to the timing of our receipt of valuation data from the investment managers, the value of these investments and any related realized gains and losses are generally reported on a one quarter lag.

The net realized gains of the limited partnerships reported in 2014 primarily reflected the positive performance of the global equity and high yield investment markets in the first six months of 2014 and the fourth quarter of 2013. The net realized gains of the limited partnerships reported in 2013 primarily reflected the positive performance of the global equity and high yield investment markets in the first and third quarters of 2013 and the fourth quarter of 2012. The net realized gains of the limited partnerships reported in 2012 primarily reflected the strong performance of the U.S. equity and high yield investment markets in the first and third quarters of 2012, partially offset by the negative performance of several non-U.S. equity markets, particularly in Asia, in the fourth quarter of 2011 and the global equity markets in the second quarter of 2012.

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

During each of the past three years, the fair value of some of our investments were at a level below our cost. Some of these investments were deemed to be other than temporarily impaired. In 2012, about 65% of the $40 million of other-than-temporary impairment losses recognized for equity securities related to issuers in the financial services industry.

Information related to investment securities in an unrealized loss position at December 31, 2014 and 2013 is included in Note (2)(b) of the Notes to Consolidated Financial Statements.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources and liquidity represent a company’s overall financial strength and its ability to generate cash flows, borrow funds at competitive rates and raise new capital to meet operating and growth needs.

Capital Resources

Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. At December 31, 2014, the Corporation had shareholders’ equity of $16.3 billion and total debt of $3.3 billion.

Chubb has outstanding $600 million of 5.75% notes and $100 million of 6.6% debentures due in 2018, $200 million of 6.8% debentures due in 2031, $800 million of 6% notes due in 2037, and $600 million of 6.5% notes due in 2038, all of which are unsecured.

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

Management regularly monitors the Corporation’s capital resources. In connection with our long term capital strategy, from time to time Chubb may contribute capital to its property and casualty subsidiaries. In addition, in order to satisfy capital needs as a result of any rating agency capital adequacy or other future rating issues, or in the event we were to need additional capital to make strategic investments in light of market opportunities, we may take a variety of actions, which could include the issuance of additional debt and/or equity securities. We believe that our strong financial position and current debt level provide us with the flexibility and capacity to obtain funds externally through debt or equity financings on both a short term and long term basis.

In December 2010, the Board of Directors authorized the repurchase of up to 30,000,000 shares of common stock. In January 2012, the Board of Directors authorized the repurchase of up to $1.2 billion of Chubb’s common stock. In January 2013, the Board of Directors authorized the repurchase of up to $1.3 billion of Chubb’s common stock, which authorization replaced the January 2012 authorization. In January 2014, the Board of Directors authorized the repurchase of up to $1.5 billion of Chubb’s common stock.

Pursuant to these authorizations, Chubb repurchased shares of its common stock in open market transactions as follows: in 2012, repurchased 13,094,640 shares at a cost of $935 million; in 2013, repurchased 14,887,701 shares at a cost of $1,300 million; and in 2014, repurchased 16,893,455 shares at a cost of $1,555 million.

As of December 31, 2014, $52 million remained under the January 2014 share repurchase authorization. In January 2015, Chubb repurchased $52 million of its common stock under this authorization.

On January 29, 2015, the Board of Directors authorized the repurchase of up to $1.3 billion of Chubb’s common stock. The authorization has no expiration date. We expect to complete the repurchase of shares under this authorization by the end of January 2016, subject to market conditions and other factors.

Ratings

Chubb and its property and casualty insurance subsidiaries are rated by major rating agencies. These ratings reflect the rating agency’s opinion of our financial strength, operating performance, strategic position and ability to meet our obligations to policyholders.

Credit ratings assess a company’s ability to make timely payments of interest and principal on its debt. The following table presents Chubb’s credit ratings as determined by the major independent rating organizations as of February 26, 2015.

	A.M. Best	Standard & Poor’s	Moody’s	Fitch
Senior unsecured debt	aa-	A+	A2	A+
Junior subordinated capital securities	a	A-	A3	A-
Commercial paper	AMB-1+	A-1	P-1	F1+

Financial strength ratings assess an insurer’s ability to meet its financial obligations to policyholders. The following table presents our property and casualty subsidiaries’ financial strength ratings as determined by the major independent rating organizations as of February 26, 2015.

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

Our property and casualty subsidiaries maintain substantial investments in highly liquid, short term marketable securities. Accordingly, we do not anticipate selling long term fixed maturities to meet any liquidity needs.

Chubb’s liquidity requirements primarily include the payment of dividends to shareholders and interest and principal on debt obligations. The declaration and payment of dividends to Chubb’s shareholders is at the discretion of Chubb’s Board of Directors and depends upon many factors, including our operating results, financial condition, capital requirements and any regulatory constraints.

As a holding company, Chubb’s ability to continue to pay dividends to shareholders and to satisfy its debt obligations relies on the availability of liquid assets, which is dependent in large part on the dividend paying ability of its property and casualty subsidiaries. The timing and amount of dividends paid by the property and casualty subsidiaries to Chubb may vary from year to year. In the United States, our property and casualty subsidiaries are subject to laws and regulations in the jurisdictions in which they operate that restrict the amount and timing of dividends they may pay within twelve consecutive months without the prior approval of regulatory authorities. The restrictions are generally based on net income and on certain levels of policyholders’ surplus as determined in accordance with statutory accounting principles. Dividends in excess of such thresholds are considered “extraordinary” and require prior regulatory approval.

During 2014, 2013 and 2012, the property and casualty subsidiaries paid dividends to Chubb of $2.0 billion, $1.6 billion and $1.8 billion, respectively, which were the maximum dividend distributions that these subsidiaries could have paid to Chubb during each year without prior regulatory approval.

Nevertheless, the dividends paid in 2012 included two interim payments totaling $830 million that were deemed to be extraordinary under applicable insurance regulations due to the limitation on the amount of dividends that may be paid within twelve consecutive months. Regulatory approval was required and obtained for the payment of these dividends. Whether any dividends the property and casualty subsidiaries may pay in 2015 require regulatory approval will depend on the amount and timing of the dividend payments. The maximum aggregate dividend distribution that may be made by the subsidiaries to Chubb during 2015 without prior regulatory approval is approximately $1.9 billion.

The Corporation’s strong underwriting and investment results generated substantial positive operating cash flows of $2.2 billion, $1.7 billion and $2.3 billion in 2014, 2013 and 2012, respectively. In 2014, cash provided by operating activities increased approximately $420 million compared with 2013 primarily as a result of higher premium collections and lower tax payments. The lower tax payments in 2014 were attributable to lower taxable income compared with 2013. In 2013, cash provided by operating activities decreased approximately $570 million compared with 2012 primarily as a result of higher tax payments and higher loss payments, partially offset by modestly higher premium collections. The higher tax payments in 2013 were attributable to higher taxable income compared with 2012. The higher amount of loss payments in 2013 compared with 2012 reflected substantially higher catastrophe-related payments during the year, including payments related to Storm Sandy.

Chubb has a revolving credit agreement with a syndicate of banks that provides for up to $500 million of unsecured borrowings. The revolving credit facility is available for general corporate purposes. The agreement has a maturity date of September 24, 2017. Various interest rate options are available to Chubb, all of which are based on market interest rates. The agreement contains customary restrictive covenants, including a covenant to maintain a minimum adjusted consolidated shareholders’ equity. At December 31, 2014, Chubb was in compliance with all such covenants. Chubb is permitted to request an increase in the credit available under the agreement, no more than two times per year, up to a maximum facility amount of $750 million. Chubb is permitted to request on two occasions, at any time during the term of the agreement, an extension of the maturity date for an additional one year period. There have been no borrowings under this agreement. On the maturity date of the agreement, any borrowings then outstanding become payable.

Contractual Obligations and Off-Balance Sheet Arrangements

The following table provides our future payments due by period under contractual obligations as of December 31, 2014, aggregated by type of obligation.

	2015	2016 and 2017	2018 and 2019	Thereafter	Total
	(in millions)
Principal due under long term debt	$—	$—	$700	$2,600	$3,300
Interest payments on long term debt (a)	205	392	275	2,163	3,035
Purchase obligations (b)	142	173	77	16	408
Future minimum rental payments under operating leases	63	99	70	81	313

	410	664	1,122	4,860	7,056
Loss and loss expense reserves (c)	4,876	5,556	3,062	9,184	22,678

Total	$5,286	$6,220	$4,184	$14,044	$29,734

(a)	Junior subordinated capital securities of $1 billion bear interest at a fixed rate of 6.375% through April 14, 2017 and at a rate equal to the three-month LIBOR rate plus 2.25% thereafter. For purposes of the above table, interest after April 14, 2017 was calculated using the three-month LIBOR rate as of December 31, 2014. The table includes future interest payments through the scheduled maturity date, April 15, 2037. Interest payments for the period from the scheduled maturity date through the final maturity date, March 29, 2067, would increase the contractual obligation by $751 million. It is our expectation that the capital securities will be redeemed at the end of the fixed interest rate period.

(b)	Includes agreements with vendors to purchase various goods and services such as information technology, human resources and administrative services.

(c)	There is typically no stated contractual commitment associated with property and casualty insurance loss reserves. The obligation to pay a claim arises only when a covered loss event occurs and a settlement is reached. The vast majority of our loss reserves relate to claims for which settlements have not yet been reached. Our loss reserves therefore represent estimates of future payments. These estimates are dependent on the outcome of claim settlements that will occur over many years. Accordingly, the payment of the loss reserves is not fixed as to either amount or timing. The estimate of the timing of future payments is based on our historical loss payment patterns. The ultimate amount and timing of loss payments will likely differ from our estimate and the differences could be material. We expect that these loss payments will be funded, in large part, by future cash receipts from operations.

The above table excludes certain commitments totaling approximately $860 million at December 31, 2014 to fund limited partnership investments. These commitments can be called by the partnerships (generally over a period of five years or less), if and when needed by the partnerships to fund certain partnership expenses or the purchase of investments. It is uncertain whether and, if so, when we will be required to fund these commitments. There is no predetermined payment schedule.

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

Our investment portfolio primarily comprises high quality bonds, principally tax exempt securities, corporate bonds, U.S. Treasury securities and mortgage-backed securities, as well as foreign government and corporate bonds that support our operations outside the United States. The portfolio also includes equity securities, primarily publicly traded common stocks, and other invested assets, primarily private equity limited partnerships, all of which are held with the primary objective of capital appreciation.

Limited partnership investments by their nature are less liquid and may involve more risk than other investments. We actively manage our risk through diversification of asset class and geographic location. At December 31, 2014, we had investments in about 95 separate partnerships. We review the performance of these investments on a quarterly basis and we obtain audited financial statements annually.

During 2014, we increased our holdings of U.S. Treasury securities and tax exempt fixed maturities and we reduced our holdings of mortgage-backed securities and corporate bonds. During 2013 and 2012, we increased our holdings of corporate bonds and we reduced our holdings of tax exempt fixed maturities, mortgage-backed securities and private equity limited partnerships. Our objective is to achieve the appropriate mix of taxable and tax exempt securities in our portfolio to balance both investment and tax strategies. At December 31, 2014, 63% of our U.S. fixed maturity portfolio was invested in tax exempt securities compared with 62% and 65% at December 31, 2013 and December 31, 2012, respectively.

We classify our fixed maturities, which may be sold prior to maturity to support our investment strategies, such as in response to changes in interest rates and the yield curve or to maximize after-tax returns, as available-for-sale. Fixed maturities classified as available-for-sale are carried at fair value.

Changes in the general interest rate environment affect the returns available on new fixed maturities. While a rising interest rate environment enhances the returns available on new investments, it reduces the fair value of existing fixed maturities and thus the availability of gains on disposition. A decline in interest rates reduces the returns available on new investments but increases the fair value of existing investments, creating the opportunity for realized investment gains on disposition.

The net unrealized appreciation before tax of our fixed maturities and equity securities carried at fair value was $2.7 billion at December 31, 2014, $1.9 billion at December 31, 2013 and $3.1 billion at December 31, 2012. Such unrealized appreciation is reflected in accumulated other comprehensive income, net of applicable deferred income taxes.

In 2014 and 2012, market yields on fixed maturities declined, resulting in an increase in the fair value of many of our fixed maturities. In 2013, market yields on fixed maturities increased, resulting in a decrease in the fair value of many of our fixed maturities.

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

At December 31, 2014 and 2013, a pricing service provided fair value amounts for approximately 99% of our fixed maturities. The prices we obtain from a pricing service and brokers generally are non-binding, but are reflective of current market transactions in the applicable financial instruments. At December 31, 2014 and 2013, we held an insignificant amount of financial instruments in our investment portfolio for which a lack of market liquidity impacted our determination of fair value.

The methods and assumptions used to estimate the fair value of the Corporation’s pension plan and other postretirement benefit plan assets, other than assets invested in pooled funds, are similar to the methods and assumptions used for our other financial instruments. The fair value of pooled funds is based on the net asset value of the funds. At December 31, 2014 and 2013, approximately 99% of the pension plan and other postretirement benefit plan assets were categorized as Level 1 or Level 2 in the fair value hierarchy.

PENSION AND OTHER POSTRETIREMENT BENEFITS

In 2014, the liability related to our pension and other postretirement benefit plans increased, primarily as a result of actuarial losses attributable to the decrease in the discount rates used to value our pension and other postretirement obligations and, to a lesser extent, a change in our mortality assumption. The change in our mortality assumption reflects the consideration given to the October 2014 revision of the Society of Actuaries’ mortality tables. Postretirement benefit costs not recognized in net income increased by $515 million before tax, which was reflected in other comprehensive income, net of applicable deferred income taxes.

In 2013, the liability related to our pension and other postretirement benefit plans decreased, primarily as a result of actuarial gains attributable to the increase in the discount rates used to value our pension and other postretirement obligations and an increase in the fair value of the assets held by our pension and other postretirement benefit plans in excess of the expected return on plan assets. In 2012, the liability related to our pension and other postretirement benefit plans increased, primarily as a result of actuarial losses attributable to the decrease in the discount rates used to value our pension and other postretirement obligations, partially offset by an increase in the fair value of the assets held by our pension and other postretirement benefit plans in excess of the expected return on plan assets. Postretirement benefit costs not recognized in net income decreased by $715 million before tax in 2013 and increased by $45 million before tax in 2012, which were reflected in other comprehensive income, net of applicable deferred income taxes.

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

The following table provides information about our fixed maturities, which are sensitive to changes in interest rates. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates at December 31, 2014 and 2013. Consideration is given to the call dates of securities trading above par value and the expected prepayment patterns of mortgage-backed securities. Actual cash flows could differ from the expected amounts, primarily due to future changes in interest rates.

	At December 31, 2014
							Total
	2015	2016	2017	2018	2019	Thereafter	Amortized Cost	Fair Value
	(in millions)
Tax exempt	$2,106	$1,745	$1,602	$1,255	$1,696	$10,210	$18,614	$19,772
Average interest rate	4.1%	4.2%	4.3%	4.5%	4.4%	3.3%
Taxable — other than mortgage-backed securities	2,309	2,089	2,794	2,228	1,766	5,897	17,083	17,707
Average interest rate	2.6%	2.2%	2.8%	3.2%	3.6%	3.5%
Mortgage-backed securities	558	181	72	53	62	335	1,261	1,301
Average interest rate	5.3%	4.8%	4.3%	3.9%	3.6%	3.4%

Total	$4,973	$4,015	$4,468	$3,536	$3,524	$16,442	$36,958	$38,780

	At December 31, 2013
							Total
	2014	2015	2016	2017	2018	Thereafter	Amortized Cost	Fair Value
	(in millions)
Tax exempt	$2,118	$2,036	$1,831	$1,656	$1,265	$8,902	$17,808	$18,421
Average interest rate	4.1%	4.0%	4.2%	4.3%	4.5%	3.7%
Taxable — other than mortgage-backed securities	1,563	2,153	1,837	2,841	2,183	5,958	16,535	17,006
Average interest rate	3.9%	3.1%	3.0%	3.1%	3.2%	3.7%
Mortgage-backed securities	723	311	194	104	55	229	1,616	1,664
Average interest rate	5.2%	5.1%	4.9%	4.4%	4.0%	3.8%

Total	$4,404	$4,500	$3,862	$4,601	$3,503	$15,089	$35,959	$37,091

At December 31, 2014, our tax exempt fixed maturity portfolio had an average expected maturity of about five years. Our taxable fixed maturity portfolio had an average expected maturity of about four years.

Credit Risk

Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. We have consistently invested in high quality marketable securities. At December 31, 2014, less than 2% of our fixed maturity portfolio was below investment grade. Our investment portfolio did not have any direct exposure to either sub-prime mortgages or collateralized debt obligations.

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

At December 31, 2014, about 75% of our tax exempt securities were rated Aa or better with about 20% rated Aaa. The average rating of our tax exempt securities was Aa. While about 10% of our tax exempt securities were insured, the effect of insurance on the average credit rating of these securities was insignificant. The insured tax exempt securities in our portfolio have been selected based on the quality of the underlying credit and not the value of the credit insurance enhancement.

At December 31, 2014, 11% of our taxable fixed maturity portfolio was invested in U.S. government and government agency and authority obligations other than mortgage-backed securities and had an average rating of Aaa. About 80% of the U.S. government and government agency and authority obligations other than mortgage-backed securities were U.S. Treasury securities with an average rating of Aaa and the remainder were taxable bonds issued by states, municipalities and political subdivisions within the United States with an average rating of Aa.

At December 31, 2014, 47% of our taxable fixed maturity portfolio consisted of corporate bonds that were issued by a diverse group of U.S. and foreign issuers and had an average rating of A. About 60% of our corporate bonds were issued by U.S. companies and about 40% were issued by foreign companies. At December 31, 2014, about 2% of our foreign corporate bonds were below investment grade.

At December 31, 2014, 35% of our taxable fixed maturity portfolio was invested in foreign government and government agency obligations, which had an average rating of Aa. The foreign government and government agency obligations consisted of high quality securities, primarily issued by national governments and, to a lesser extent, government agencies, regional governments and supranational organizations. The five largest sovereign issuers within our portfolio were Canada, the United Kingdom, Germany, Australia and Brazil, which collectively accounted for about 75% of our total foreign government and government agency obligations. Another 7% of our total foreign government and government agency obligations were issued by supranational organizations. At December 31, 2014, none of our foreign government and government agency obligations were below investment grade. We did not hold any foreign government or government agency obligations that have third party guarantees.

At December 31, 2014, 7% of our taxable fixed maturity portfolio was invested in mortgage-backed securities. About 95% of the mortgage-backed securities were rated Aaa. About half of the remaining 5% were below investment grade. Of the Aaa rated securities, 88% were call protected, commercial mortgage-backed securities (CMBS). All of our CMBS were senior securities with the highest level of credit support. The other 12% of the Aaa rated securities were residential mortgage-backed securities, consisting of government agency pass-through securities guaranteed by a government agency or a government sponsored enterprise and collateralized mortgage obligations backed by single family home mortgages.

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

At December 31, 2014, the property and casualty subsidiaries held foreign currency denominated investments of $7.3 billion supporting our international operations. The principal currencies creating foreign exchange rate risk for the property and casualty subsidiaries were the Canadian dollar, the British pound sterling, the euro and the Australian dollar. The following table provides information about those fixed maturities that are denominated in these currencies. The table presents cash flows of principal amounts in U.S. dollar equivalents by expected maturity dates at December 31, 2014. Actual cash flows could differ from the expected amounts.

	At December 31, 2014
							Total
	2015	2016	2017	2018	2019	Thereafter	Amortized Cost	Fair Value
	(in millions)
Canadian dollar	$204	$363	$235	$249	$212	$545	$1,808	$1,874
British pound sterling	215	137	246	197	235	665	1,695	1,782
Euro	108	103	181	143	162	565	1,262	1,352
Australian dollar	59	69	166	43	150	549	1,036	1,098

Equity Price Risk

Equity price risk is the potential loss in fair value of our equity securities resulting from adverse changes in stock prices. In general, equities have more year-to-year price variability than intermediate term high grade bonds. However, returns over longer time frames have generally been higher. Our publicly traded equity securities are high quality, diversified across industries and readily marketable. A hypothetical decrease of 10% in the market price of each of the equity securities held at December 31, 2014 and 2013 would have resulted in a decrease of $196 million and $181 million, respectively, in the fair value of the equity securities portfolio.

All of the above risks are monitored on an ongoing basis. A combination of in-house systems and proprietary models and externally licensed software are used to analyze individual securities as well as each portfolio. These tools provide the portfolio managers with information to assist them in the evaluation of the market risks of the portfolio.

DEBT

Interest Rate Risk

We also have interest rate risk on our debt obligations. The following table presents expected cash flow of principal amounts and related weighted average interest rates by maturity date of our long term debt obligations at December 31, 2014.

	At December 31, 2014
	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
	(in millions)
Expected cash flows of principal amounts	$—	$—	$—	$700	$—	$2,600	$3,300	$4,013
Average interest rate	—	—	—	5.9%	—	6.3%

Item 8.	Consolidated Financial Statements and Supplementary Data

Consolidated financial statements of the Corporation at December 31, 2014 and 2013 and for each of the three years in the period ended December 31, 2014 and the report thereon of our independent registered public accounting firm, and the Corporation’s unaudited quarterly financial data for the two-year period ended December 31, 2014 are listed in Item 15(a) of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

As of December 31, 2014, an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, was performed under the supervision and with the participation of the Corporation’s management, including Chubb’s chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2014.

During the three month period ended December 31, 2014, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Management conducted an assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the framework set forth in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that, as of December 31, 2014, the Corporation’s internal control over financial reporting was effective.

The Corporation’s internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Corporation’s consolidated financial statements. Their attestation report on the Corporation’s internal control over financial reporting is shown on the following page.

Item 9B.	Other Information

None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

The Chubb Corporation

We have audited The Chubb Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The Chubb Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, The Chubb Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Chubb Corporation as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014, and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York

February 26, 2015

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding Chubb’s directors is incorporated by reference from Chubb’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders under the caption “Our Board of Directors.” Information regarding Chubb’s executive officers is included in Part I of this report under the caption “Executive Officers of the Registrant.” Information regarding Section 16 reporting compliance of Chubb’s directors, executive officers and greater than 10% beneficial owners is incorporated by reference from Chubb’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Information regarding Chubb’s Code of Ethics for CEO and Senior Financial Officers is included in Item 1 of this report under the caption “Business — General.” Information regarding the Audit Committee of Chubb’s Board of Directors and its Audit Committee financial experts is incorporated by reference from Chubb’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders under the captions “Corporate Governance — Audit Committee” and “Committee Assignments.”

Item 11.	Executive Compensation

Incorporated by reference from Chubb’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders, under the captions “Corporate Governance — Compensation Committee Interlocks and Insider Participation,” “Corporate Governance — Directors’ Compensation,” “Compensation Committee Report,” “Compensation Discussion and Analysis” and “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from Chubb’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders, under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from Chubb’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders, under the captions “Corporate Governance — Director Independence,” “Corporate Governance — Related Person Transactions” and “Certain Transactions and Other Matters.”

Item 14.	Principal Accounting Fees and Services

Incorporated by reference from Chubb’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders, under the caption “Proposal 2: Ratification of Appointment of Independent Auditor.”

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

February 26, 2015

By	/S/ JOHN D. FINNEGAN
(John D. Finnegan Chairman, President and
Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JOHN D. FINNEGAN (John D. Finnegan)	Chairman, President, Chief Executive Officer and Director	February 26, 2015

/S/ ZOË BAIRD BUDINGER (Zoë Baird Budinger)	Director	February 26, 2015

/S/ SHEILA P. BURKE (Sheila P. Burke)	Director	February 26, 2015

/S/ JAMES I. CASH, JR. (James I. Cash, Jr.)	Director	February 26, 2015

/S/ TIMOTHY P. FLYNN (Timothy P. Flynn)	Director	February 26, 2015

/S/ KAREN M. HOGUET (Karen M. Hoguet)	Director	February 26, 2015

/S/ LAWRENCE W. KELLNER (Lawrence W. Kellner)	Director	February 26, 2015

/S/ MARTIN G. MCGUINN (Martin G. McGuinn)	Director	February 26, 2015

/S/ LAWRENCE M. SMALL (Lawrence M. Small)	Director	February 26, 2015

/S/ JESS SØDERBERG (Jess Søderberg)	Director	February 26, 2015

Signature	Title	Date

/S/ DANIEL E. SOMERS (Daniel E. Somers)	Director	February 26, 2015

/S/ WILLIAM C. WELDON (William C. Weldon)	Director	February 26, 2015

/S/ JAMES M. ZIMMERMAN (James M. Zimmerman)	Director	February 26, 2015

/S/ ALFRED W. ZOLLAR (Alfred W. Zollar)	Director	February 26, 2015

/S/ RICHARD G. SPIRO (Richard G. Spiro)	Executive Vice President and Chief Financial Officer	February 26, 2015

/S/ JOHN J. KENNEDY (John J. Kennedy)	Senior Vice President and Chief Accounting Officer	February 26, 2015

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

The Chubb Corporation

We have audited the accompanying consolidated balance sheets of The Chubb Corporation as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Chubb Corporation at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The Chubb Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York

February 26, 2015

THE CHUBB CORPORATION

Consolidated Statements of Income

	In Millions, Except For Per Share Amounts Years Ended December 31

	2014	2013	2012
Revenues
Premiums Earned	$12,328	$12,066	$11,838
Investment Income	1,394	1,465	1,556
Other Revenues	7	14	8
Realized Investment Gains (Losses), Net
Total Other-Than-Temporary Impairment Losses on Investments	(7)	(11)	(40)
Other-Than-Temporary Impairment Losses on Investments Recognized in Other Comprehensive Income	—	—	(5)
Other Realized Investment Gains, Net	376	413	238

Total Realized Investment Gains, Net	369	402	193

TOTAL REVENUES	14,098	13,947	13,595

Losses and Expenses
Losses and Loss Expenses	6,985	6,520	7,507
Amortization of Deferred Policy Acquisition Costs	2,548	2,454	2,411
Other Insurance Operating Costs and Expenses	1,397	1,411	1,362
Investment Expenses	42	49	38
Other Expenses	16	22	11
Corporate Expenses	249	254	270

TOTAL LOSSES AND EXPENSES	11,237	10,710	11,599

INCOME BEFORE FEDERAL AND FOREIGN INCOME TAX	2,861	3,237	1,996

Federal and Foreign Income Tax	761	892	451

NET INCOME	$2,100	$2,345	$1,545

Net Income Per Share
Basic	$8.65	$9.08	$5.73
Diluted	8.62	9.04	5.69

See accompanying notes.

THE CHUBB CORPORATION

Consolidated Statements of Comprehensive Income

	In Millions Years Ended December 31

	2014	2013	2012
Net Income	$2,100	$2,345	$1,545

Other Comprehensive Income (Loss), Net of Tax
Change in Unrealized Appreciation of Investments	528	(788)	275
Change in Unrealized Other-Than-Temporary Impairment Losses on Investments	—	—	2
Change in Postretirement Benefit Costs Not Yet Recognized in Net Income	(336)	464	(30)
Foreign Currency Translation Losses	(117)	(72)	(11)

	75	(396)	236

COMPREHENSIVE INCOME	$2,175	$1,949	$1,781

See accompanying notes.

THE CHUBB CORPORATION

Consolidated Balance Sheets

	In Millions
	December 31

	2014	2013

Assets
Invested Assets
Short Term Investments	$1,318	$2,114
Fixed Maturities (cost $36,958 and $35,959)	38,780	37,091
Equity Securities (cost $1,089 and $1,057)	1,964	1,810
Other Invested Assets	1,423	1,598

TOTAL INVESTED ASSETS	43,485	42,613

Cash	47	52
Accrued Investment Income	410	418
Premiums Receivable	2,560	2,284
Reinsurance Recoverable on Unpaid Losses and Loss Expenses	1,639	1,802
Prepaid Reinsurance Premiums	256	290
Deferred Policy Acquisition Costs	1,284	1,255
Deferred Income Tax	—	47
Goodwill	467	467
Other Assets	1,138	1,205

TOTAL ASSETS	$51,286	$50,433

Liabilities
Unpaid Losses and Loss Expenses	$22,678	$23,146
Unearned Premiums	6,581	6,423
Long Term Debt	3,300	3,300
Dividend Payable to Shareholders	117	110
Deferred Income Tax	15	—
Accrued Expenses and Other Liabilities	2,299	1,357

TOTAL LIABILITIES	34,990	34,336

Commitments and Contingent Liabilities (Notes 5 and 12)

Shareholders’ Equity
Preferred Stock — Authorized 8,000,000 Shares; $1 Par Value; Issued — None	—	—
Common Stock — Authorized 1,200,000,000 Shares; $1 Par Value; Issued 371,980,460 Shares	372	372
Paid-In Surplus	171	171
Retained Earnings	23,520	21,902
Accumulated Other Comprehensive Income	1,110	1,035
Treasury Stock, at Cost — 139,551,071 and 123,673,969 Shares	(8,877)	(7,383)

TOTAL SHAREHOLDERS’ EQUITY	16,296	16,097

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$51,286	$50,433

See accompanying notes.

THE CHUBB CORPORATION

Consolidated Statements of Shareholders’ Equity

	In Millions
	Years Ended December 31

	2014	2013	2012

Preferred Stock
Balance, Beginning and End of Year	$—	$—	$—

Common Stock
Balance, Beginning and End of Year	372	372	372

Paid-In Surplus
Balance, Beginning of Year	171	178	190
Changes Related to Stock-Based Employee Compensation (includes tax benefit of $17, $28 and $27)	—	(7)	(12)

Balance, End of Year	171	171	178

Retained Earnings
Balance, Beginning of Year	21,902	20,009	18,903
Net Income	2,100	2,345	1,545
Dividends Declared (per share $2.00, $1.76 and $1.64)	(482)	(452)	(439)

Balance, End of Year	23,520	21,902	20,009

Accumulated Other Comprehensive Income
Unrealized Appreciation of Investments Including Unrealized Other-Than-Temporary Impairment Losses
Balance, Beginning of Year	1,225	2,013	1,736
Change During Year, Net of Tax	528	(788)	277

Balance, End of Year	1,753	1,225	2,013

Postretirement Benefit Costs Not Yet Recognized in Net Income
Balance, Beginning of Year	(253)	(717)	(687)
Change During Year, Net of Tax	(336)	464	(30)

Balance, End of Year	(589)	(253)	(717)

Foreign Currency Translation Gains (Losses)
Balance, Beginning of Year	63	135	146
Change During Year, Net of Tax	(117)	(72)	(11)

Balance, End of Year	(54)	63	135

Accumulated Other Comprehensive Income, End of Year	1,110	1,035	1,431

Treasury Stock, at Cost
Balance, Beginning of Year	(7,383)	(6,163)	(5,359)
Repurchase of Shares	(1,555)	(1,300)	(935)
Shares Issued Under Stock-Based Employee Compensation Plans	61	80	131

Balance, End of Year	(8,877)	(7,383)	(6,163)

TOTAL SHAREHOLDERS’ EQUITY	$16,296	$16,097	$15,827

See accompanying notes.

THE CHUBB CORPORATION

Consolidated Statements of Cash Flows

	In Millions
	Years Ended December 31

	2014	2013	2012
Cash Flows from Operating Activities
Net Income	$2,100	$2,345	$1,545
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Increase (Decrease) in Unpaid Losses and Loss Expenses, Net	(45)	(582)	691
Increase in Unearned Premiums, Net	264	158	32
Amortization of Premiums and Discounts on Fixed Maturities	196	183	163
Depreciation	54	55	54
Realized Investment Gains, Net	(369)	(402)	(193)
Other, Net	(47)	(26)	7

NET CASH PROVIDED BY OPERATING ACTIVITIES	2,153	1,731	2,299

Cash Flows from Investing Activities
Proceeds from Fixed Maturities
Sales	4,229	2,449	2,271
Maturities, Calls and Redemptions	4,231	4,909	4,290
Proceeds from Sales of Equity Securities	213	545	160
Purchases of Fixed Maturities	(9,987)	(8,275)	(7,247)
Purchases of Equity Securities	(110)	(113)	(112)
Investments in Other Invested Assets, Net	315	498	293
Decrease (Increase) in Short Term Investments, Net	780	383	(629)
Change in Receivable or Payable from Security Transactions not Settled, Net	222	(86)	45
Purchases of Property and Equipment, Net	(49)	(52)	(43)
Other, Net	—	(6)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(156)	252	(972)

Cash Flows from Financing Activities
Repayment of Long Term Debt	—	(275)	—
Decrease in Funds Held under Deposit Contracts	(2)	(6)	(12)
Proceeds from Issuance of Common Stock Under Stock-Based Employee Compensation Plans	22	38	74
Repurchase of Shares	(1,547)	(1,288)	(959)
Dividends Paid to Shareholders	(475)	(450)	(438)

NET CASH USED IN FINANCING ACTIVITIES	(2,002)	(1,981)	(1,335)

Net Increase (Decrease) in Cash	(5)	2	(8)
Cash at Beginning of Year	52	50	58

CASH AT END OF YEAR	$47	$52	$50

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies

(a)	Basis of Presentation

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

Certain amounts in the consolidated financial statements for prior years have been reclassified to conform with the 2014 presentation.

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

(1)  Summary of Significant Accounting Policies (continued)

Other invested assets primarily include private equity limited partnerships, which are carried at the Corporation’s equity in the net assets of the partnerships based on valuations provided by the manager of each partnership. As a result of the timing of the receipt of valuation data from the investment managers, these investments are generally reported on a three month lag. Changes in the Corporation’s equity in the net assets of the partnerships are included in net income as realized investment gains or losses. Other invested assets also include warrants, which are carried at fair value as of the balance sheet date. Changes in the fair value of warrants are included in net income as realized investment gains or losses.

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

Assets and liabilities related to these derivatives are included in other assets and other liabilities.

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

(2)  Invested Assets and Related Income

(a)  The amortized cost and fair value of fixed maturities and equity securities were as follows:

	December 31, 2014
	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
	(in millions)
Fixed maturities
Tax exempt	$18,614	$1,174	$16	$19,772

Taxable
U.S. government and government agency and authority obligations	1,962	46	1	2,007
Corporate bonds	8,741	327	40	9,028
Foreign government and government agency obligations	6,380	295	3	6,672
Residential mortgage-backed securities	192	20	1	211
Commercial mortgage-backed securities	1,069	22	1	1,090

	18,344	710	46	19,008

Total fixed maturities	$36,958	$1,884	$62	$38,780

Equity securities	$1,089	$894	$19	$1,964

	December 31, 2013
	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
	(in millions)
Fixed maturities
Tax exempt	$17,808	$802	$189	$18,421

Taxable
U.S. government and government agency and authority obligations	784	27	9	802
Corporate bonds	9,032	370	88	9,314
Foreign government and government agency obligations	6,719	206	35	6,890
Residential mortgage-backed securities	277	23	1	299
Commercial mortgage-backed securities	1,339	29	3	1,365

	18,151	655	136	18,670

Total fixed maturities	$35,959	$1,457	$325	$37,091

Equity securities	$1,057	$756	$3	$1,810

The following table summarizes the fair value of the tax exempt fixed maturities at December 31, 2014 and 2013:

	2014	2013
	(in millions)
Special revenue bonds	$12,936	$11,717
State general obligation bonds	2,415	2,292
Municipal and political subdivision general obligation bonds	2,378	2,220
Pre-refunded bonds	2,043	2,192

	$19,772	$18,421

(2)  Invested Assets and Related Income (continued)

Special revenue bonds are supported by income streams generated in a broad range of sectors, primarily highways, water and sewer utilities, hospitals, electric utilities, airports, universities and housing, as well as specifically pledged tax revenues. The special revenue bond holdings are well-diversified and spread relatively evenly over these sectors. An irrevocable trust containing U.S. government or government agency obligations has been established to fund the remaining principal and interest payments of the pre-refunded bonds.

The following table summarizes the fair value and amortized cost of the tax exempt fixed maturities other than pre-refunded bonds held at December 31, 2014 and 2013, for the five states having the largest concentration of issuers within the tax exempt fixed maturity portfolio. The remainder of tax exempt fixed maturities were issued by a broad range of other states and municipalities and political subdivisions within those states. In the following table, “state” identifies the issuer or the location of the issuing municipality or political subdivision within a state.

	December 31, 2014
	Fair Value
State	Special Revenue Bonds	Municipal and Political Subdivision General Obligations	State General Obligations	Total	Amortized Cost
	(in millions)
New York	$2,046	$173	$43	$2,262	$2,135
Texas	883	852	211	1,946	1,829
California	1,098	153	256	1,507	1,422
Illinois	608	381	97	1,086	1,022
Florida	850	63	167	1,080	1,017

	December 31, 2013
	Fair Value
State	Special Revenue Bonds	Municipal and Political Subdivision General Obligations	State General Obligations	Total	Amortized Cost
	(in millions)
Texas	$930	$830	$230	$1,990	$1,904
New York	1,611	197	31	1,839	1,809
California	859	82	198	1,139	1,093
Illinois	577	483	56	1,116	1,094
Florida	757	38	108	903	877

At December 31, 2014 and 2013, foreign government and government agency fixed maturities consisted of high quality fixed maturities primarily issued by national governments and, to a lesser extent, government agencies, regional governments and supranational organizations.

The following table summarizes the fair value and amortized cost of the foreign government and government agency fixed maturities held at December 31, 2014 and 2013, for the five countries having the largest concentration of issuers within the foreign government and government agency fixed maturity portfolio. In the following table, “country” identifies the issuer or the location of the issuing government agency or regional government within a country.

	2014		2013
Country	Fair Value	Amortized Cost	Fair Value	Amortized Cost
	(in millions)
Canada	$1,893	$1,823	$1,993	$1,953
United Kingdom	1,230	1,163	1,026	1,004
Germany	1,102	1,045	1,241	1,211
Australia	746	700	739	700
Brazil	232	231	270	270

(2)  Invested Assets and Related Income (continued)

At December 31, 2014 and 2013, the foreign government and government agency fixed maturities also included $469 million and $547 million, respectively, of fixed maturities issued by supranational organizations.

The fair value and amortized cost of fixed maturities at December 31, 2014 by contractual maturity were as follows:

	Fair Value	Amortized Cost
	(in millions)
Due in one year or less	$2,947	$2,922
Due after one year through five years	12,906	12,406
Due after five years through ten years	12,814	12,041
Due after ten years	8,812	8,328

	37,479	35,697
Residential mortgage-backed securities	211	192
Commercial mortgage-backed securities	1,090	1,069

	$38,780	$36,958

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

(b)  The components of unrealized appreciation or depreciation, including unrealized other-than-temporary impairment losses, of investments carried at fair value were as follows:

	December 31
	2014	2013
	(in millions)
Fixed maturities
Gross unrealized appreciation	$1,884	$1,457
Gross unrealized depreciation	62	325

	1,822	1,132

Equity securities
Gross unrealized appreciation	894	756
Gross unrealized depreciation	19	3

	875	753

	2,697	1,885
Deferred income tax liability	944	660

	$1,753	$1,225

(2)  Invested Assets and Related Income (continued)

The following table summarizes, for all investment securities in an unrealized loss position at December 31, 2014, the aggregate fair value and gross unrealized depreciation, including unrealized other-than-temporary impairment losses, by investment category and length of time that individual securities have continuously been in an unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
	(in millions)
Fixed maturities
Tax exempt	$422	$3	$305	$13	$727	$16

Taxable
U.S. government and government agency and authority obligations	936	1	36	—	972	1
Corporate bonds	1,327	23	888	17	2,215	40
Foreign government and government agency obligations	318	1	207	2	525	3
Residential mortgage-backed securities	—	—	7	1	7	1
Commercial mortgage-backed securities	106	—	67	1	173	1

	2,687	25	1,205	21	3,892	46

Total fixed maturities	3,109	28	1,510	34	4,619	62

Equity securities	67	11	11	8	78	19

	$3,176	$39	$1,521	$42	$4,697	$81

At December 31, 2014, approximately 735 individual fixed maturities and 15 individual equity securities were in an unrealized loss position. The Corporation does not have the intent to sell and it is not more likely than not that the Corporation will be required to sell these fixed maturities before the securities recover to their amortized cost value. In addition, the Corporation believes that none of the declines in the fair values of these fixed maturities relate to credit losses. The Corporation has the intent and ability to hold the equity securities in an unrealized loss position for a period of time sufficient to allow for the recovery of cost. The Corporation believes that none of the declines in the fair value of these fixed maturities and equity securities were other than temporary at December 31, 2014.

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

(2)  Invested Assets and Related Income (continued)

The change in unrealized appreciation or depreciation of investments carried at fair value, including the change in unrealized other-than-temporary impairment losses, was as follows:

	Years Ended December 31
	2014	2013	2012
	(in millions)
Change in unrealized appreciation of fixed maturities	$690	$(1,546)	$256
Change in unrealized appreciation of equity securities	122	334	171

	812	(1,212)	427
Deferred income tax (credit)	284	(424)	150

	$528	$(788)	$277

(c)  The sources of net investment income were as follows:

	Years Ended December 31
	2014	2013	2012
	(in millions)
Fixed maturities	$1,314	$1,380	$1,465
Equity securities	41	38	40
Short term investments	18	16	18
Other	21	31	33

Gross investment income	1,394	1,465	1,556
Investment expenses	42	49	38

	$1,352	$1,416	$1,518

(d)  Realized investment gains and losses were as follows:

	Years Ended December 31
	2014	2013	2012
	(in millions)
Fixed maturities
Gross realized gains	$126	$62	$124
Gross realized losses	(36)	(42)	(20)
Other-than-temporary impairment losses	(5)	(2)	(5)

	85	18	99

Equity securities
Gross realized gains	137	204	68
Gross realized losses	—	(1)	—
Other-than-temporary impairment losses	(2)	(9)	(40)

	135	194	28

Other invested assets	149	190	66

	$369	$402	$193

(e)  As of December 31, 2014 and 2013, fixed maturities still held by the Corporation for which a portion of their other-than-temporary impairment losses were recognized in other comprehensive income had cumulative credit-related losses of $18 million and $20 million, respectively, recognized in net income.

(3)  Deferred Policy Acquisition Costs

Policy acquisition costs deferred and the related amortization reflected in operating results were as follows:

	Years Ended December 31
	2014	2013	2012
	(in millions)
Balance, beginning of year	$1,255	$1,206	$1,210

Costs deferred during year
Commissions and brokerage	2,073	1,979	1,919
Premium taxes and assessments	258	263	247
Underwriting and policy issuance costs	262	271	248

	2,593	2,513	2,414

Foreign currency translation effect	(16)	(10)	(7)

Amortization during year	(2,548)	(2,454)	(2,411)

Balance, end of year	$1,284	$1,255	$1,206

(4)  Property and Equipment

Property and equipment included in other assets were as follows:

	December 31
	2014	2013
	(in millions)
Cost	$488	$501
Accumulated depreciation	239	243

	$249	$258

Depreciation expense related to property and equipment was $54 million, $55 million and $54 million for 2014, 2013, and 2012, respectively.

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

In addition, the uncertain effects of emerging or potential claims and coverage issues that arise as legal, judicial, economic and social conditions change must be taken into consideration. These issues have had, and may continue to have, a negative effect on loss reserves by either extending coverage beyond the original underwriting intent or by increasing the number or size of claims. As a result of such issues, the uncertainties inherent in estimating ultimate claim costs on the basis of past experience have grown, further complicating the already complex loss reserving process.

Management believes that the aggregate net loss reserves of the P&C Group at December 31, 2014 were adequate to cover claims for losses that had occurred as of that date, including both those known and those yet to be reported. In establishing such reserves, management considers facts currently known and the present state of the law and coverage litigation. However, given the significant uncertainties inherent in the loss reserving process, it is possible that management’s estimate of the ultimate liability for losses that had occurred as of December 31, 2014 may change, which could have a material effect on the Corporation’s results of operations and financial condition.

(5)  Unpaid Losses and Loss Expenses (continued)

(b)  A reconciliation of the beginning and ending liability for unpaid losses and loss expenses, net of reinsurance recoverable, and a reconciliation of the net liability to the corresponding liability on a gross basis is as follows:

	2014	2013	2012
	(in millions)
Gross liability, beginning of year	$23,146	$23,963	$23,068
Reinsurance recoverable, beginning of year	1,802	1,941	1,739

Net liability, beginning of year	21,344	22,022	21,329

Net incurred losses and loss expenses related to
Current year	7,621	7,232	8,121
Prior years	(636)	(712)	(614)

	6,985	6,520	7,507

Net payments for losses and loss expenses related to
Current year	2,496	2,150	2,323
Prior years	4,534	4,952	4,493

	7,030	7,102	6,816

Foreign currency translation effect	(260)	(96)	2

Net liability, end of year	21,039	21,344	22,022
Reinsurance recoverable, end of year	1,639	1,802	1,941

Gross liability, end of year	$22,678	$23,146	$23,963

Changes in loss reserve estimates are unavoidable because such estimates are subject to the outcome of future events. Loss trends vary and time is required for changes in trends to be recognized and confirmed. During 2014, the P&C Group experienced overall favorable development of $636 million on net unpaid losses and loss expenses established as of the previous year end. This compares with favorable prior year development of $712 million in 2013 and $614 million in 2012. Such favorable development was reflected in operating results in these respective years.

The net favorable development of $636 million in 2014 was due to various factors. Overall favorable development of about $320 million was experienced in the professional liability classes other than fidelity. This favorable development was driven mainly by the directors and officers liability and fiduciary liability classes. The reported loss activity for these classes was less than expected, mostly in terms of claim severity. The aggregate favorable emergence was driven by accident years 2010 and prior. Favorable development of about $205 million in the aggregate was experienced in the personal and commercial liability classes. The most significant favorable development occurred in the excess liability classes, particularly in accident years 2011 and prior. This was partially offset by adverse development experienced in other liability classes, most notably due to $100 million of incurred losses related to asbestos and toxic waste claims in older accident years. Overall, prior accident year claim activity for the personal and commercial liability classes was less severe than expected. Favorable development of about $60 million in the aggregate was experienced in the personal and commercial property classes, with the most significant amounts related to the 2013 and 2012 accident years. The severity of late developing property claims that emerged during 2014 was lower than expected. Favorable development of about $50 million was experienced in the workers’ compensation class, with favorable development occurring in most accident years. The severity of prior accident year claim activity for this class was lower than expected.

(5)  Unpaid Losses and Loss Expenses (continued)

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

(5)  Unpaid Losses and Loss Expenses (continued)

(c)  The estimation of loss reserves relating to asbestos and toxic waste claims on insurance policies written many years ago is subject to greater uncertainty than other types of claims due to inconsistent court decisions as well as judicial interpretations and legislative actions that in some instances have tended to broaden coverage beyond the original intent of such policies and in others have expanded theories of liability. The insurance industry as a whole remains engaged in extensive litigation over coverage, accident year allocation and liability issues and is thus confronted with a continuing uncertainty in its efforts to quantify these exposures.

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

Approximately 110 manufacturers and distributors of asbestos products have filed for bankruptcy protection as a result of asbestos related liabilities. A bankruptcy sometimes involves an agreement to a plan between the debtor and its creditors, including the creation of a trust to pay current and future asbestos claimants for their injuries. Although the debtor is negotiating in part with its insurers’ money, insurers are generally given only limited opportunity to be heard. In addition to contributing to the overall number of claims, bankruptcy proceedings not only result in increased settlement demands against remaining solvent defendants, but also create the potential for recoveries from multiple trusts by the same claimant for the same alleged injuries.

There have been some positive legislative and judicial developments in the asbestos environment over the past several years. Various challenges to the mass screening of claimants have occurred which have led to higher medical evidentiary standards for asbestos and other exposure-type claims. Also, a number of states have implemented legislative and judicial reforms that focus the courts’ resources on the claims of the most seriously injured. Those who allege serious injury and can present credible evidence of their injuries are receiving priority trial settings in the courts, while those who have not shown any credible disease manifestation are having their hearing dates delayed or placed on an inactive docket, which preserves the right to pursue litigation in the future. Further, a number of jurisdictions have adopted venue reform that requires plaintiffs to have a connection to the jurisdiction in order to file a complaint, although in more recent years, this type of reform has slowed. In recognition that many aspects of bankruptcy plans are unfair to certain classes of claimants and to the insurance industry, these plans are being more closely scrutinized by the courts and rejected when appropriate. Finally, a number of jurisdictions have passed or are considering legislation that will require fuller disclosure by plaintiffs of amounts received from asbestos bankruptcy trusts.

The P&C Group’s most significant individual asbestos exposures involve products liability on the part of “traditional” defendants who were engaged in the manufacture, distribution or installation of asbestos products. The P&C Group wrote primary general liability and/or excess liability coverages for these insureds. While these insureds are relatively few in number, their exposure has been substantial due to the high volume of claims, the erosion of the underlying limits and the bankruptcies of target defendants.

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

Asbestos claims against the major manufacturers, distributors or installers of asbestos products were typically presented under the products liability section of primary general liability policies as well as under excess liability policies, both of which typically had aggregate limits that capped an insurer’s exposure. In recent years, a number of asbestos claims by insureds are being presented as “non-products” claims. In these instances, claimants contend that they came into contact with asbestos at premises owned or operated by the P&C Group’s insureds and/or were exposed to asbestos during asbestos installation at a particular location. These non-products claims are presented under the premises or operations section of primary general liability policies. Unlike products coverage, the premises or operations coverages in these older policies typically had no aggregate limits on coverage, creating potentially greater exposure. Further, in an effort to seek additional insurance coverage, some insureds with installation activities who have substantially eroded their products coverage are presenting new asbestos claims as non-products operations claims or attempting to reclassify previously settled products claims as non-products claims to restore a portion of previously exhausted products aggregate limits. It is difficult to predict whether insureds will be successful in asserting claims under non-products coverage or whether insurers will be successful in asserting additional defenses. Accordingly, the ultimate cost to insurers of the claims for coverage not subject to aggregate limits is uncertain.

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

Toxic waste claims relate primarily to pollution and associated cleanup costs. The P&C Group’s insureds have two potential areas of exposure: hazardous waste dump sites and pollution at the insured site primarily from underground storage tanks and manufacturing processes.

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

Based on facts currently known and the present state of the law and coverage litigation, management believes that the loss reserves carried at December 31, 2014 for asbestos and toxic waste claims were adequate. However, given the inherent uncertainties, as well as the judicial decisions and legislative actions that have broadened the scope of coverage and expanded theories of liability in the past and the possibilities of similar interpretations in the future, it is possible that the estimate of loss reserves relating to these exposures may increase in future periods as new information becomes available and as claims develop.

(6)  Debt and Credit Arrangements

(a)   Long term debt consisted of the following:

	December 31
	2014	2013
	(in millions)
5.75% notes due May 15, 2018	$600	$600
6.6% debentures due August 15, 2018	100	100
6.8% debentures due November 15, 2031	200	200
6% notes due May 11, 2037	800	800
6.5% notes due May 15, 2038	600	600
6.375% capital securities due March 29, 2067	1,000	1,000

	$3,300	$3,300

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

In connection with the issuance of the capital securities, Chubb entered into a replacement capital covenant in which it agreed that it will not repay, redeem, or purchase the capital securities before March 29, 2047, unless, subject to certain limitations, it has received proceeds from the sale of specified replacement capital securities. The replacement capital covenant is not intended for the benefit of holders of the capital securities and may not be enforced by them. The replacement capital covenant is for the benefit of holders of one or more designated series of Chubb’s indebtedness, which initially was and continues to be its 6.8% debentures due November 15, 2031.

Subject to the replacement capital covenant, the capital securities may be redeemed, in whole or in part, at any time on or after April 15, 2017 at a redemption price equal to the principal amount plus any accrued interest or prior to April 15, 2017 at a redemption price equal to the greater of (i) the principal amount or (ii) a make-whole amount, in each case plus any accrued interest.

The amounts of long term debt due annually during the five years subsequent to December 31, 2014 are as follows:

Years Ending December 31	(in millions)
2015	$—
2016	—
2017	—
2018	700
2019	—

(b)  Interest costs of $209 million, $213 million and $224 million were incurred in 2014, 2013 and 2012, respectively. Interest paid was $205 million, $213 million and $220 million in 2014, 2013 and 2012, respectively.

(c)  Chubb has a revolving credit agreement with a syndicate of banks that provides for up to $500 million of unsecured borrowings. The revolving credit facility is available for general corporate purposes. The agreement has a maturity date of September 24, 2017. Various interest rate options are available to Chubb, all of which are based on market interest rates. The agreement contains customary restrictive covenants, including a covenant to maintain a minimum adjusted consolidated shareholders’ equity. At December 31, 2014, Chubb was in compliance with all such covenants. Chubb is permitted to request an increase in the credit available under the agreement, no more than two times per year, up to a maximum facility amount of $750 million. Chubb is permitted to request on two occasions, at any time during the term of the agreement, an extension of the maturity date for an additional one year period. There have been no borrowings under this agreement. On the maturity date of the agreement, any borrowings then outstanding become payable.

(7)  Federal and Foreign Income Tax

(a)  Income tax expense and taxes paid consisted of the following components:

	Years Ended December 31
	2014	2013	2012
	(in millions)
Income tax expense
Current tax
United States	$617	$791	$276
Foreign	124	91	143
Deferred tax, principally United States	20	10	32

	$761	$892	$451

Federal and foreign income taxes paid	$571	$789	$472

Income before federal and foreign income taxes from U.S. operations was $2,424 million, $2,766 million and $1,373 million in 2014, 2013 and 2012, respectively. Income before federal and foreign income taxes from foreign operations was $437 million, $471 million and $623 million in 2014, 2013 and 2012, respectively.

(b)  The effective income tax rate is different than the statutory federal corporate tax rate. The reasons for the different effective tax rate were as follows:

	Years Ended December 31
	2014		2013		2012
	Amount	% of Pre-Tax Income	Amount	% of Pre-Tax Income	Amount	% of Pre-Tax Income
	(in millions)
Income before federal and foreign income tax	$2,861		$3,237		$1,996

Tax at statutory federal income tax rate	$1,001	35.0%	$1,133	35.0%	$699	35.0%
Tax exempt interest income	(212)	(7.4)	(222)	(6.8)	(233)	(11.7)
Other, net	(28)	(1.0)	(19)	(.6)	(15)	(.7)

Federal and foreign income tax	$761	26.6%	$892	27.6%	$451	22.6%

(c)  The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities were as follows:

	December 31
	2014	2013
	(in millions)
Deferred income tax assets
Unpaid losses and loss expenses	$509	$524
Unearned premiums	364	350
Foreign tax credits	963	867
Employee compensation	144	142
Postretirement benefits	272	95
Other-than-temporary impairment losses	298	291
Other, net	29	—

Total	2,579	2,269

Deferred income tax liabilities
Deferred policy acquisition costs	367	356
Unremitted earnings of foreign subsidiaries	1,075	970
Unrealized appreciation of investments	944	660
Other invested assets	208	184
Other, net	—	52

Total	2,594	2,222

Net deferred income tax asset (liability)	$(15)	$47

(7)  Federal and Foreign Income Tax (continued)

Deferred income tax assets were established related to the expected future U.S. tax benefit of losses incurred by a foreign subsidiary of the Corporation. Realization of these deferred tax assets depends on the subsidiary’s ability to generate sufficient taxable income in future periods. A valuation allowance of $13 million was recorded at December 31, 2014 and 2013 to reflect management’s assessment that the realization of a portion of the deferred tax assets is uncertain due to the inability of the foreign subsidiary to generate sufficient taxable income in the near term. Although realization of the remaining deferred tax assets is not assured, management believes it is more likely than not that such deferred tax assets will be realized.

(d)  Chubb and its U.S. subsidiaries file a consolidated federal income tax return with the U.S. Internal Revenue Service (IRS). The Corporation also files income tax returns with various state and foreign tax authorities. The U.S. income tax returns for years prior to 2010 are no longer subject to examination by the IRS. The examination of the U.S. income tax returns for 2010 and 2011 is expected to be completed in 2015. Management does not anticipate any assessments for tax years that remain subject to examination that would have a material effect on the Corporation’s financial position or results of operations.

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

Premiums earned and insurance losses and loss expenses are reported net of reinsurance in the consolidated statements of income.

The effect of reinsurance on the premiums written and earned of the P&C Group was as follows:

	Years Ended December 31
	2014	2013	2012
	(in millions)
Direct premiums written	$12,976	$12,804	$12,647
Assumed reinsurance	596	503	423
Ceded reinsurance	(980)	(1,083)	(1,200)

Net premiums written	$12,592	$12,224	$11,870

Direct premiums earned	$12,776	$12,717	$12,596
Assumed reinsurance	562	476	422
Ceded reinsurance	(1,010)	(1,127)	(1,180)

Net premiums earned	$12,328	$12,066	$11,838

Ceded losses and loss expenses, which reduce losses and loss expenses incurred, were $273 million, $400 million and $586 million in 2014, 2013 and 2012, respectively.

(9)  Stock-Based Employee Compensation Plans

The Corporation has a stock-based employee compensation plan, The Chubb Corporation Long-Term Incentive Plan. The compensation cost with respect to the plan was $85 million, $89 million and $84 million in 2014, 2013 and 2012, respectively. The total income tax benefit included in net income with respect to the stock-based compensation arrangement was $30 million, $31 million and $29 million in 2014, 2013 and 2012, respectively.

As of December 31, 2014, there was $78 million of unrecognized compensation cost related to nonvested awards. That cost is expected to be reflected in operating results over a weighted average period of 1.7 years.

The Long-Term Incentive Plan provides for the granting of restricted stock units, restricted stock, performance units, stock options and other stock-based awards to the Corporation’s employees. The maximum number of shares of Chubb’s common stock with respect to which stock-based awards may be granted under the plan most recently approved by shareholders is 7.4 million shares. Additional shares of Chubb’s common stock may also become available for grant in connection with the cancellation, forfeiture and/or settlement of awards previously granted. At December 31, 2014, 8.2 million shares were available for grant.

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

An amount equal to the fair value at the date of grant of restricted stock unit awards and performance unit awards is expensed over the vesting period. The weighted average fair value per share of the restricted stock units granted was $86.67, $83.75 and $68.64 in 2014, 2013 and 2012, respectively. The weighted average fair value per share of the performance units granted was $76.32, $98.46 and $63.38 in 2014, 2013 and 2012, respectively.

Additional information with respect to restricted stock units and performance units is as follows:

	Restricted Stock Units		Performance Units*
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, January 1, 2014	2,127,647	$70.23	861,141	$79.87
Granted	625,197	86.67	421,271	76.32
Vested**	(762,349)	60.53	(456,176)	63.38
Forfeited	(82,551)	81.16	(4,041)	77.87

Nonvested, December 31, 2014	1,907,944	79.02	822,195	87.21

*	The number of shares earned may range from 0% to 200% of the performance units shown in the table above.

**	The performance units earned in 2014 were 35.2% of the vested shares shown in the table, or 160,574 shares.

The total fair value of restricted stock units that vested during 2014, 2013 and 2012 was $66 million, $72 million and $74 million, respectively. The total fair value of performance units that vested during 2014, 2013 and 2012 was $17 million, $64 million and $70 million, respectively.

(9)  Stock-Based Employee Compensation Plans (continued)

Stock Options

Stock options are granted at exercise prices not less than the fair value of Chubb’s common stock on the date of grant. The terms and conditions upon which options become exercisable may vary among grants. Options expire no later than ten years from the date of grant.

An amount equal to the fair value of stock options at the date of grant is expensed over the vesting period. The weighted average fair value per stock option granted during 2014, 2013 and 2012 was $15.48, $14.95 and $11.95, respectively. The fair value of each stock option was estimated on the date of grant using the Black-Scholes option pricing model.

Additional information with respect to stock options is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding, January 1, 2014	251,687	$62.52
Granted	65,605	86.59
Exercised	(54,932)	59.08
Forfeited	(6,949)	82.83

Outstanding, December 31, 2014	255,411	68.89	6.6	$9

Exercisable, December 31, 2014	128,880	55.24	4.8	6

The total intrinsic value of the stock options exercised during 2014, 2013 and 2012 was $2 million, $16 million and $40 million, respectively. The Corporation received cash of $3 million, $10 million and $47 million during 2014, 2013 and 2012, respectively, from the exercise of stock options. The tax benefit realized with respect to the exercise of stock options was $1 million, $5 million and $13 million during 2014, 2013 and 2012, respectively.

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

The funded status of the pension and other postretirement benefit plans at December 31, 2014 and 2013 was as follows:

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
	(in millions)
Benefit obligation, beginning of year	$2,777	$2,894	$394	$470
Service cost	86	95	10	13
Interest cost	140	125	19	19
Actuarial loss (gain)	536	(261)	74	(97)
Benefits paid	(85)	(75)	(10)	(11)
Foreign currency translation effect	(19)	(1)	(2)	—

Benefit obligation, end of year	3,435	2,777	485	394

Plan assets at fair value, beginning of year	2,717	2,305	130	96
Actual return on plan assets	240	409	12	27
Employer contributions	92	82	11	18
Benefits paid	(85)	(75)	(10)	(11)
Foreign currency translation effect	(18)	(4)	—	—

Plan assets at fair value, end of year	2,946	2,717	143	130

Funded status at end of year, included in other liabilities	$489	$60	$342	$264

Net actuarial loss (gain) and prior service cost included in accumulated other comprehensive income that were not yet recognized as components of net benefit costs at December 31, 2014 and 2013 were as follows:

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
	(in millions)
Net actuarial loss (gain)	$842	$396	$58	$(13)
Prior service cost	14	16	1	1

	$856	$412	$59	$(12)

(10) Employee Benefits (continued)

The accumulated benefit obligation for the pension plans was $2,923 million and $2,381 million at December 31, 2014 and 2013, respectively. The accumulated benefit obligation is the present value of pension benefits earned as of the measurement date based on employee service and compensation prior to that date. It differs from the pension benefit obligation in the table on the previous page in that the accumulated benefit obligation includes no assumptions regarding future compensation levels.

The weighted average assumptions used to determine the benefit obligations were as follows:

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
Discount rate	4.3%	5.2%	4.3%	5.2%
Rate of compensation increase	4.5	4.5	—	—

The components of net pension and other postretirement benefit costs reflected in net income and other changes in plan assets and benefit obligations recognized in other comprehensive income for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Pension Benefits			Other Postretirement Benefits
	2014	2013	2012	2014	2013	2012
	(in millions)
Costs reflected in net income
Service cost	$86	$95	$88	$10	$13	$12
Interest cost	140	125	124	19	19	20
Expected return on plan assets	(186)	(165)	(155)	(9)	(7)	(6)
Amortization of net actuarial loss and prior service cost and other	35	90	80	—	3	3

	$75	$145	$137	$20	$28	$29

Changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial loss (gain)	$479	$(505)	$139	$71	$(117)	$(11)
Amortization of net actuarial loss and prior service cost and other	(35)	(90)	(80)	—	(3)	(3)

	$444	$(595)	$59	$71	$(120)	$(14)

The estimated aggregate net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net benefit costs during 2015 for the pension and other postretirement benefit plans is $65 million.

The weighted average assumptions used to determine net pension and other postretirement benefit costs were as follows:

	Pension Benefits			Other Postretirement Benefits
	2014	2013	2012	2014	2013	2012
Discount rate	5.2%	4.4%	5.0%	5.2%	4.4%	5.0%
Rate of compensation increase	4.5	4.5	4.5	—	—	—
Expected long term rate of return on plan assets	7.5	7.5	7.75	7.5	7.5	7.75

(10) Employee Benefits (continued)

The weighted average health care cost trend rate assumptions used to measure the expected cost of medical benefits were as follows:

	December 31
	2014	2013
Health care cost trend rate for next year	7.3%	7.6%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5	4.5
Year that the rate reaches the ultimate trend rate	2028	2028

The health care cost trend rate assumption has a significant effect on the amount of the accumulated other postretirement benefit obligation and the net other postretirement benefit cost reported. To illustrate, a one percent increase in the trend rate for each year would increase the accumulated other postretirement benefit obligation at December 31, 2014 by approximately $92 million and the aggregate of the service and interest cost components of net other postretirement benefit cost for the year ended December 31, 2014 by approximately $5 million. A one percent decrease in the trend rate for each year would decrease the accumulated other postretirement benefit obligation at December 31, 2014 by approximately $73 million and the aggregate of the service and interest cost components of net other postretirement benefit cost for the year ended December 31, 2014 by approximately $4 million.

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

The fair values of the pension plan assets were as follows:

	December 31
	2014	2013
	(in millions)
Short term investments	$48	$37

Fixed maturities
U.S. government and government agency and authority obligations	209	224
Corporate bonds	419	371
Foreign government and government agency obligations	137	104
Mortgage-backed securities	228	217

Total fixed maturities	993	916

Equity securities	1,850	1,718

Other assets	55	46

	$2,946	$2,717

At December 31, 2014 and 2013, pension plan assets invested in pooled funds had a fair value of $1,556 million and $1,425 million, respectively.

At December 31, 2014 and 2013, other postretirement benefit plan assets were invested in pooled funds and had a fair value of $143 million and $130 million, respectively.

(10) Employee Benefits (continued)

The estimated benefits expected to be paid in each of the next five years and in the aggregate for the following five years are as follows:

Years Ending December 31	Pension Benefits	Other Postretirement Benefits
	(in millions)
2015	$105	$12
2016	115	14
2017	151	15
2018	132	17
2019	143	18
2020-2024	868	117

(b)  The Corporation has a defined contribution benefit plan, the Capital Accumulation Plan, in which substantially all employees are eligible to participate. Under this plan, the employer makes matching contributions equal to 100% of each eligible employee’s pre-tax elective contributions, up to 4% of the employee’s eligible compensation. Contributions are invested at the election of the employee in Chubb’s common stock or in various other investment funds. The expense recognized with respect to the plan was $30 million, $29 million and $26 million in 2014, 2013 and 2012, respectively.

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

The components of other comprehensive income or loss were as follows:

	Years Ended December 31
	2014			2013			2012
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
				(in millions)
Net unrealized holding gains (losses) arising during the year	$1,032	$361	$671	$(1,000)	$(350)	$(650)	$556	$195	$361
Unrealized other-than-temporary impairment losses arising during the year	—	—	—	—	—	—	(2)	(1)	(1)
Reclassification adjustment for net realized gains included in net income	220	77	143	212	74	138	127	44	83

Net unrealized gains (losses) recognized in other comprehensive income or loss	812	284	528	(1,212)	(424)	(788)	427	150	277

Postretirement benefit gain (loss) not yet recognized in net income arising during the year	(550)	(192)	(358)	622	218	404	(128)	(45)	(83)
Reclassification adjustment for the amortization of net actuarial loss and prior service cost included in net income (a)	(35)	(13)	(22)	(93)	(33)	(60)	(83)	(30)	(53)

Net change in postretirement benefit costs not yet recognized in net income	(515)	(179)	(336)	715	251	464	(45)	(15)	(30)

Foreign currency translation losses	(180)	(63)	(117)	(111)	(39)	(72)	(16)	(5)	(11)

Total other comprehensive income (loss)	$117	$42	$75	$(608)	$(212)	$(396)	$366	$130	$236

(a)	Postretirement benefit costs recognized in net income during the period are included among several of the loss and expense components presented in the consolidated statements of income.

(12)  Commitments and Contingent Liabilities

(a)  Chubb Financial Solutions (CFS), a wholly owned subsidiary of Chubb, participated in derivative financial instruments and has been in runoff since 2003. At December 31, 2014, CFS’s remaining derivative contracts were insignificant.

CFS’s aggregate exposure, or retained risk, from its derivative contracts is referred to as notional amount. Notional amounts are used to calculate the exchange of contractual cash flows and are not necessarily representative of the potential for gain or loss. Notional amounts are not recorded on the balance sheet. The notional amount of future obligations under CFS’s derivative contracts at December 31, 2014 and 2013 was approximately $55 million and $80 million, respectively.

Future obligations with respect to the derivative contracts are carried at fair value at the balance sheet date and are included in other liabilities. The fair value of future obligations under CFS’s derivative contracts at both December 31, 2014 and 2013 was approximately $2 million.

(b)  The Corporation occupies office facilities under lease agreements that expire at various dates through 2029; such leases are generally renewed or replaced by other leases. Most facility leases contain renewal options for increments ranging from two to ten years. The Corporation also leases data processing, office and transportation equipment. All leases are operating leases.

Rent expense was as follows:

	Years Ended December 31
	2014	2013	2012
	(in millions)
Office facilities	$67	$71	$71
Equipment	13	13	11

	$80	$84	$82

At December 31, 2014, future minimum rental payments required under non-cancellable operating leases were as follows:

Years Ending December 31	(in millions)
2015	$63
2016	52
2017	47
2018	40
2019	30
After 2019	81

$313

(c)  The Corporation had commitments totaling $860 million at December 31, 2014 to fund limited partnership investments. These commitments can be called by the partnerships (generally over a period of 5 years or less) to fund certain partnership expenses or the purchase of investments.

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

(13)  Segments Information (continued)

Revenues, income before income tax and assets of each operating segment were as follows:

	Years Ended December 31
	2014	2013	2012
	(in millions)
Revenues
Property and casualty insurance
Premiums earned
Personal insurance	$4,418	$4,214	$4,024
Commercial insurance	5,281	5,237	5,144
Specialty insurance	2,628	2,618	2,666

Total insurance	12,327	12,069	11,834
Reinsurance assumed	1	(3)	4

	12,328	12,066	11,838
Investment income	1,368	1,436	1,518

Total property and casualty insurance	13,696	13,502	13,356
Corporate and other	33	43	46
Realized investment gains, net	369	402	193

Total revenues	$14,098	$13,947	$13,595

Income (loss) before income tax
Property and casualty insurance
Underwriting
Personal insurance	$370	$509	$192
Commercial insurance	492	692	44
Specialty insurance	495	406	262

Total insurance	1,357	1,607	498
Reinsurance assumed	—	9	47

	1,357	1,616	545
Increase in deferred policy acquisition costs	45	59	3

Underwriting income	1,402	1,675	548
Investment income	1,329	1,391	1,482
Other income (charges)	(4)	6	10

Total property and casualty insurance	2,727	3,072	2,040
Corporate and other	(235)	(237)	(237)
Realized investment gains, net	369	402	193

Total income before income tax	$2,861	$3,237	$1,996

	December 31
	2014	2013	2012
	(in millions)
Assets
Property and casualty insurance	$49,297	$48,278	$49,441
Corporate and other	2,078	2,248	2,830
Adjustments and eliminations	(89)	(93)	(87)

Total assets	$51,286	$50,433	$52,184

(13)  Segments Information (continued)

The international business of the property and casualty insurance segments is conducted primarily through subsidiaries that operate solely outside of the United States. Their assets and liabilities are located principally in the countries where the insurance risks are written. International business is also written by branch offices of a U.S. subsidiary.

Revenues of the P&C Group by geographic area were as follows:

	Years Ended December 31
	2014	2013	2012
	(in millions)
Revenues
United States	$10,448	$10,205	$9,996
International	3,248	3,297	3,360

Total	$13,696	$13,502	$13,356

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

(14)  Fair Values of Financial Instruments (continued)

The carrying values and fair values of financial instruments were as follows:

	December 31
	2014		2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Assets
Invested assets
Short term investments	$1,318	$1,318	$2,114	$2,114
Fixed maturities (Note 2)	38,780	38,780	37,091	37,091
Equity securities	1,964	1,964	1,810	1,810
Liabilities
Long term debt (Note 6)	3,300	4,013	3,300	3,806

At December 31, 2014 and 2013, a pricing service provided fair value amounts for approximately 99% of the Corporation’s fixed maturities. The prices obtained from a pricing service and brokers generally are non-binding, but are reflective of current market transactions in the applicable financial instruments.

At December 31, 2014 and 2013, the Corporation held an insignificant amount of financial instruments in its investment portfolio for which a lack of market liquidity impacted the determination of fair value.

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

The fair value of financial instruments categorized based upon the lowest level of input that was significant to the fair value measurement was as follows:

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Short term investments	$206	$1,112	$—	$1,318

Fixed maturities
Tax exempt	—	19,769	3	19,772

Taxable
U.S. government and government agency and authority obligations	—	2,007	—	2,007
Corporate bonds	—	8,912	116	9,028
Foreign government and government agency obligations	—	6,663	9	6,672
Residential mortgage-backed securities	—	210	1	211
Commercial mortgage-backed securities	—	1,090	—	1,090

	—	18,882	126	19,008

Total fixed maturities	—	38,651	129	38,780

Equity securities	1,958	—	6	1,964

	$2,164	$39,763	$135	$42,062

Liabilities
Long term debt	$—	$4,013	$—	$4,013

(14)  Fair Values of Financial Instruments (continued)

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Short term investments	$399	$1,715	$—	$2,114

Fixed maturities
Tax exempt	—	18,416	5	18,421

Taxable
U.S. government and government agency and authority obligations	—	802	—	802
Corporate bonds	—	9,179	135	9,314
Foreign government and government agency obligations	—	6,881	9	6,890
Residential mortgage-backed securities	—	293	6	299
Commercial mortgage-backed securities	—	1,345	20	1,365

	—	18,500	170	18,670

Total fixed maturities	—	36,916	175	37,091

Equity securities	1,803	—	7	1,810

	$2,202	$38,631	$182	$41,015

Liabilities
Long term debt	$—	$3,806	$—	$3,806

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

Based on the fair value hierarchy, the fair value of the Corporation’s pension plan assets categorized based upon the lowest level of input that was significant to the fair value measurement was as follows:

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Short term investments	$—	$48	$—	$48

Fixed maturities
U.S. government and government agency and authority obligations	—	209	—	209
Corporate bonds	—	419	—	419
Foreign government and government agency obligations	—	137	—	137
Mortgage-backed securities	—	228	—	228

Total fixed maturities	—	993	—	993

Equity securities	629	1,221	—	1,850

Other assets	28	20	7	55

	$657	$2,282	$7	$2,946

(14)  Fair Values of Financial Instruments (continued)

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in millions)
Short term investments	$—	$37	$—	$37

Fixed maturities
U.S. government and government agency and authority obligations	—	224	—	224
Corporate bonds	—	370	1	371
Foreign government and government agency obligations	—	104	—	104
Mortgage-backed securities	—	211	6	217

Total fixed maturities	—	909	7	916

Equity securities	573	1,145	—	1,718

Other assets	21	14	11	46

	$594	$2,105	$18	$2,717

The fair value of the Corporation’s other postretirement benefit plan assets was $143 million and $130 million at December 31, 2014 and 2013, respectively. Based on the fair value hierarchy, the fair value of these assets was categorized as Level 1 based upon the lowest level of input that was significant to the fair value measurement.

(15)  Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average shares outstanding during the year. The computation of diluted earnings per share reflects the potential dilutive effect, using the treasury stock method, of outstanding awards under stock-based employee compensation plans.

The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31
	2014	2013	2012
	(in millions except for per share amounts)
Basic earnings per share:
Net income	$2,100	$2,345	$1,545

Weighted average shares outstanding	242.9	258.2	269.5

Basic earnings per share	$8.65	$9.08	$5.73

Diluted earnings per share:
Net income	$2,100	$2,345	$1,545

Weighted average shares outstanding	242.9	258.2	269.5
Additional shares from assumed issuance of shares under stock-based compensation awards	.6	1.2	1.9

Weighted average shares and potential shares assumed outstanding for computing diluted earnings per share	243.5	259.4	271.4

Diluted earnings per share	$8.62	$9.04	$5.69

(16)  Shareholders’ Equity

(a)  The authorized but unissued preferred shares may be issued in one or more series and the shares of each series shall have such rights as fixed by the Board of Directors.

(b)  The activity of Chubb’s common stock was as follows:

	Years Ended December 31
	2014	2013	2012
	(number of shares)
Common stock issued
Balance, beginning and end of year	371,980,460	371,980,460	371,980,460

Treasury stock
Balance, beginning of year	123,673,969	110,217,445	99,519,509
Repurchase of shares	16,893,455	14,887,701	13,094,640
Share activity under stock-based employee compensation plans	(1,016,353)	(1,431,177)	(2,396,704)

Balance, end of year	139,551,071	123,673,969	110,217,445

Common stock outstanding, end of year	232,429,389	248,306,491	261,763,015

(c)  As of December 31, 2014, $52 million remained under the share repurchase authorization that was approved by the Board of Directors on January 30, 2014. On January 29, 2015, the Board of Directors authorized the repurchase of up to $1.3 billion of Chubb’s common stock. These authorizations have no expiration date.

(d)  The property and casualty insurance subsidiaries are required to file annual statements with insurance regulatory authorities prepared on an accounting basis prescribed or permitted by such authorities (statutory basis). For such subsidiaries, statutory accounting principles differ in certain respects from GAAP.

A comparison of shareholders’ equity on a GAAP basis and policyholders’ surplus on a statutory basis is as follows:

	December 31
	2014		2013
	GAAP	Statutory	GAAP	Statutory
	(in millions)
P&C Group	$17,786	$15,127	$17,398	$15,024

Corporate and other	(1,490)		(1,301)

	$16,296		$16,097

A comparison of GAAP and statutory net income (loss) is as follows:

	Years Ended December 31
	2014		2013		2012
	GAAP	Statutory	GAAP	Statutory	GAAP	Statutory
	(in millions)
P&C Group	$2,330	$2,399	$2,480	$2,485	$1,791	$1,936

Corporate and other	(230)		(135)		(246)

	$2,100		$2,345		$1,545

(16)  Shareholders’ Equity (continued)

At December 31, 2014, the aggregate statutory capital and surplus of the property and casualty insurance subsidiaries was $15.1 billion, of which $14.8 billion related to Federal Insurance Company (Federal). Federal is a direct subsidiary of Chubb and is the direct or indirect parent of most of Chubb’s other insurance subsidiaries. A risk-based capital formula is used by U.S. state regulatory authorities to identify insurance companies that may be undercapitalized and that may merit regulatory attention. The risk-based capital requirement level is calculated as two times the authorized control level risk-based capital and is the level at or below which company or state regulatory action would be required. At December 31, 2014, the risk-based capital requirement level for Federal was $5.0 billion.

(e)  As a holding company, Chubb’s ability to continue to pay dividends to shareholders and to satisfy its obligations, including the payment of interest and principal on debt obligations, relies on the availability of liquid assets, which is dependent in large part on the dividend paying ability of its property and casualty insurance subsidiaries. The Corporation’s property and casualty insurance subsidiaries are subject to laws and regulations in the jurisdictions in which they operate that restrict the amount of dividends they may pay without the prior approval of regulatory authorities. The restrictions are generally based on net income and on certain levels of policyholders’ surplus as determined in accordance with statutory accounting principles. Dividends in excess of such thresholds are considered “extraordinary” and require prior regulatory approval. During 2014, these subsidiaries paid dividends of $2.0 billion to Chubb.

The maximum dividend distribution that may be made by the property and casualty insurance subsidiaries to Chubb during 2015 without prior regulatory approval is approximately $1.9 billion.

QUARTERLY FINANCIAL DATA

Summarized unaudited quarterly financial data for 2014 and 2013 are shown below. In management’s opinion, the interim financial data contain all adjustments, consisting of normal recurring items, necessary to present fairly the results of operations for the interim periods.

	Three Months Ended
	March 31		June 30		September 30		December 31
	2014	2013	2014	2013	2014	2013	2014	2013
	(in millions except for per share amounts)
Revenues	$3,506	$3,517	$3,542	$3,551	$3,574	$3,403	$3,476	$3,476
Losses and expenses	2,903	2,601	2,864	2,755	2,756	2,664	2,714	2,690
Federal and foreign income tax	154	260	179	217	224	198	204	217

Net income	$449	$656	$499	$579	$594	$541	$558	$569

Basic earnings per share	$1.81	$2.49	$2.03	$2.22	$2.47	$2.11	$2.35	$2.25

Diluted earnings per share	$1.80	$2.48	$2.03	$2.21	$2.47	$2.10	$2.35	$2.24

Underwriting ratios
Losses to premiums earned	61.1%	52.3%	58.7%	56.7%	54.0%	53.0%	53.8%	54.7%
Expenses to premiums written	32.1	32.3	31.3	32.1	31.8	32.7	30.5	30.8

Combined	93.2%	84.6%	90.0%	88.8%	85.8%	85.7%	84.3%	85.5%

THE CHUBB CORPORATION

Schedule I

CONSOLIDATED SUMMARY OF INVESTMENTS — OTHER THAN INVESTMENTS IN RELATED PARTIES

(in millions)

December 31, 2014

Type of Investment	Cost or Amortized Cost	Fair Value	Amount at Which Shown in the Balance Sheet

Short term investments	$1,318	$1,318	$1,318

Fixed maturities

United States Government and government agencies and authorities	1,593	1,612	1,612

States, municipalities and political subdivisions	18,983	20,167	20,167

Foreign government and government agencies	6,380	6,672	6,672

Public utilities	1,065	1,148	1,148

All other corporate bonds	7,676	7,880	7,880

Residential mortgage-backed securities	192	211	211

Commercial mortgage-backed securities	1,069	1,090	1,090

Total fixed maturities	36,958	38,780	38,780

Equity securities

Common stocks

Public utilities	114	216	216

Banks, trusts and insurance companies	101	185	185

Industrial, miscellaneous and other	835	1,515	1,515

Total common stocks	1,050	1,916	1,916

Non-redeemable preferred stocks	39	48	48

Total equity securities	1,089	1,964	1,964

Other invested assets	1,423	1,423	1,423

Total invested assets	$40,788	$43,485	$43,485

THE CHUBB CORPORATION

Schedule II

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

BALANCE SHEETS — PARENT COMPANY ONLY

(in millions)

December 31

	2014	2013
Assets
Invested Assets
Short Term Investments	$574	$856
Taxable Fixed Maturities (cost $1,213 and $1,095)	1,226	1,110
Equity Securities (cost $— and $—)	—	2

TOTAL INVESTED ASSETS	1,800	1,968
Investment in Consolidated Subsidiaries	17,838	17,455
Other Assets	168	165

TOTAL ASSETS	$19,806	$19,588

Liabilities
Long Term Debt	$3,300	$3,300
Dividend Payable to Shareholders	117	110
Accrued Expenses and Other Liabilities	93	81

TOTAL LIABILITIES	3,510	3,491

Shareholders’ Equity
Preferred Stock — Authorized 8,000,000 Shares; $1 Par Value; Issued — None	—	—
Common Stock — Authorized 1,200,000,000 Shares; $1 Par Value; Issued 371,980,460 Shares	372	372
Paid-In Surplus	171	171
Retained Earnings	23,520	21,902
Accumulated Other Comprehensive Income	1,110	1,035
Treasury Stock, at Cost — 139,551,071 and 123,673,969 Shares	(8,877)	(7,383)

TOTAL SHAREHOLDERS’ EQUITY	16,296	16,097

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$19,806	$19,588

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

THE CHUBB CORPORATION

Schedule II

(continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF INCOME — PARENT COMPANY ONLY

(in millions)

Years Ended December 31

	2014	2013	2012
Revenues
Investment Income	$26	$29	$38
Other Revenues	—	6	—
Realized Investment Gains (Losses), Net	4	99	(6)

TOTAL REVENUES	30	134	32

Expenses
Corporate Expenses	249	262	268
Investment Expenses	3	4	2
Other Expenses	3	8	—

TOTAL EXPENSES	255	274	270

Loss before Federal and Foreign Income Tax and Equity in Net Income of Consolidated Subsidiaries	(225)	(140)	(238)

Federal and Foreign Income Tax	1	—	4

Loss before Equity in Net Income of Consolidated Subsidiaries	(226)	(140)	(242)

Equity in Net Income of Consolidated Subsidiaries	2,326	2,485	1,787

NET INCOME	2,100	2,345	1,545
Other Comprehensive Income (Loss), Net of Tax	75	(396)	236

COMPREHENSIVE INCOME	$2,175	$1,949	$1,781

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

THE CHUBB CORPORATION

Schedule II

(continued)

CONDENSED FINANCIAL INFORMATION OF REGISTRANT

STATEMENTS OF CASH FLOWS — PARENT COMPANY ONLY

(in millions)

Years Ended December 31

	2014	2013	2012
Cash Flows from Operating Activities
Net Income	$2,100	$2,345	$1,545
Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities
Equity in Net Income of Consolidated Subsidiaries	(2,326)	(2,485)	(1,787)
Realized Investment Losses (Gains), Net	(4)	(99)	6
Other, Net	9	21	57

NET CASH USED IN OPERATING ACTIVITIES	(221)	(218)	(179)

Cash Flows from Investing Activities
Proceeds from Fixed Maturities
Sales	382	227	24
Maturities, Calls and Redemptions	46	150	673
Proceeds from Sales of Equity Securities	2	296	—
Purchases of Fixed Maturities	(551)	(198)	(1,046)
Investments in Other Invested Assets, Net	—	22	—
Decrease in Short Term Investments, Net	282	85	89
Dividends Received from Consolidated Insurance Subsidiaries	2,021	1,564	1,760
Distributions Received from Consolidated Non-Insurance Subsidiaries	1	1	1
Other, Net	38	46	1

NET CASH PROVIDED BY INVESTING ACTIVITIES	2,221	2,193	1,502

Cash Flows from Financing Activities
Repayment of Long Term Debt	—	(275)	—
Proceeds from Issuance of Common Stock Under Stock-Based Employee Compensation Plans	22	38	74
Repurchase of Shares	(1,547)	(1,288)	(959)
Dividends Paid to Shareholders	(475)	(450)	(438)

NET CASH USED IN FINANCING ACTIVITIES	(2,000)	(1,975)	(1,323)

Net Increase in Cash	—	—	—
Cash at Beginning of Year	—	—	—

CASH AT END OF YEAR	$—	$—	$—

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

THE CHUBB CORPORATION

Schedule III

CONSOLIDATED SUPPLEMENTARY INSURANCE INFORMATION

(in millions)

	December 31			Year Ended December 31
Segment	Deferred Policy Acquisition Costs	Unpaid Losses	Unearned Premiums	Premiums Earned	Net Investment Income (a)	Insurance Losses	Amortization of Deferred Policy Acquisition Costs	Other Insurance Operating Costs and Expenses (b)	Premiums Written
2014

Property and Casualty Insurance
Personal	$517	$2,272	$2,278	$4,418		$2,540	$1,053	$438	$4,508
Commercial	504	13,161	2,876	5,281		3,111	995	663	5,402
Specialty	263	6,847	1,426	2,628		1,333	497	295	2,681
Reinsurance Assumed	—	398	1	1		1	3	(3)	1
Investments					$1,329

	$1,284	$22,678	$6,581	$12,328	$1,329	$6,985	$2,548	$1,393	$12,592

2013

Property and Casualty Insurance
Personal	$505	$2,235	$2,216	$4,214		$2,224	$982	$465	$4,322
Commercial	493	13,147	2,792	5,237		2,891	970	665	5,273
Specialty	257	7,307	1,412	2,618		1,417	502	287	2,633
Reinsurance Assumed	—	457	3	(3)		(12)	—	—	(4)
Investments					$1,391

	$1,255	$23,146	$6,423	$12,066	$1,391	$6,520	$2,454	$1,417	$12,224

2012

Property and Casualty Insurance
Personal	$477	$2,493	$2,133	$4,024		$2,417	$942	$458	$4,125
Commercial	477	13,288	2,794	5,144		3,512	970	620	5,174
Specialty	252	7,622	1,429	2,666		1,622	499	293	2,568
Reinsurance Assumed	—	560	5	4		(44)	—	1	3
Investments					$1,482

	$1,206	$23,963	$6,361	$11,838	$1,482	$7,507	$2,411	$1,372	$11,870

(a)	Property and casualty assets are available for payment of losses and expenses for all classes of business; therefore, such assets and the related investment income have not been allocated to the underwriting segments.

(b)	Other insurance operating costs and expenses does not include other income and charges.

THE CHUBB CORPORATION

EXHIBITS INDEX

(Item 15(a))

Exhibit Number	Description
— Articles of incorporation and by-laws
3.1	Restated Certificate of Incorporation incorporated by reference to Exhibit (3) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.
3.2	Certificate of Amendment to the Restated Certificate of Incorporation incorporated by reference to Exhibit (3) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.
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

— Material contracts
10.1*	Schedule of Salary Actions for Named Executive Officers incorporated by reference to Exhibit (10.1) of the registrant’s Current Report on Form 8-K filed on March 4, 2014.
10.2*

The Chubb Corporation Annual Incentive Compensation Plan (2011) incorporated by reference to Annex A of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders held on April 26, 2011.

10.3*	The Chubb Corporation Long-Term Incentive Plan (2014) incorporated by reference to Exhibit (99.1) of the registrant’s registration statement on Form S-8 filed on April 29, 2014 (File No. 333-195560).
10.4*	The Chubb Corporation Long-Term Incentive Plan (2009) incorporated by reference to Exhibit (99.1) of the registrant’s registration statement on Form S-8 filed on April 28, 2009 (File No. 333-158841).
10.5*

Form of Performance Unit Award Agreement under The Chubb Corporation Long-Term Incentive Plan (2009) incorporated by reference to Exhibit (10.2) of the registrant’s Current Report on Form 8-K filed on March 4, 2014.

10.6*

Form of Performance Unit Award Agreement under The Chubb Corporation Long-Term Incentive Plan (2009) incorporated by reference to Exhibit (10.2) of the registrant’s Current Report on Form 8-K filed on February 28, 2012.

10.7*

Form of Performance Unit Award Agreement under The Chubb Corporation Long-Term Incentive Plan (2009) incorporated by reference to Exhibit (10.6) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

10.8*

Form of Restricted Stock Unit Agreement under The Chubb Corporation Long-Term Incentive Plan (2014) incorporated by reference to Exhibit (10.3) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

Exhibit Number	Description
10.9*

Form of Restricted Stock Unit Agreement under The Chubb Corporation Long-Term Incentive Plan (2009) incorporated by reference to Exhibit (10.3) of the registrant’s Current Report on Form 8-K filed on March 4, 2014.

10.10*

Form of Restricted Stock Unit Agreement under The Chubb Corporation Long-Term Incentive Plan (2009) incorporated by reference to Exhibit (10.2) of the registrant’s Current Report on Form 8-K filed on March 1, 2013.

10.11*

Form of Restricted Stock Unit Agreement under The Chubb Corporation Long-Term Incentive Plan (2009) incorporated by reference to Exhibit (10.7) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

10.12*

Form of Non-Statutory Stock Option Award Agreement under The Chubb Corporation Long-Term Incentive Plan (2009) incorporated by reference to Exhibit (10.8) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

10.13*

Form of Deferred Stock Unit Agreement (for Non-Employee Directors) under The Chubb Corporation Long-Term Incentive Plan (2014) incorporated by reference to Exhibit (10.2) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

10.14*

Form of Deferred Stock Unit Agreement (for Non-Employee Directors) under The Chubb Corporation Long-Term Incentive Plan (2009) incorporated by reference to Exhibit (10.2) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

10.15*

The Chubb Corporation Long-Term Stock Incentive Plan (2004) incorporated by reference to Annex B of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders held on April 27, 2004.

10.16*

Amendment to The Chubb Corporation Long-Term Stock Incentive Plan (2004) incorporated by reference to Exhibit (10.8) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.17*

Form of Restricted Stock Unit Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004) (for recipients of restricted stock unit awards other than Chief Executive Officer, Vice Chairmen, Executive Vice Presidents and certain Senior Vice Presidents) incorporated by reference to Exhibit (10.10) of the registrant’s Current Report on Form 8-K filed on March 7, 2007.

10.18*

Amendment to The Chubb Corporation Long-Term Stock Incentive Plan (2004) 2005, 2006, 2007, and 2008 Outstanding Restricted Stock Unit Agreements incorporated by reference to Exhibit (10.7) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.19*

Form of Non-Statutory Stock Option Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004) (three year vesting schedule) incorporated by reference to Exhibit (10.7) of the registrant’s Current Report on Form 8-K filed on March 9, 2005.

10.20*

Form of Non-Statutory Stock Option Award Agreement under The Chubb Corporation Long-Term Stock Incentive Plan (2004) (four year vesting schedule) incorporated by reference to Exhibit (10.8) of the registrant’s Current Report on Form 8-K filed on March 9, 2005.

10.21*

The Chubb Corporation Long-Term Stock Incentive Plan for Non-Employee Directors (2004) incorporated by reference to Annex C of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders held on April 27, 2004.

10.22*

Amendment No. 1 to The Chubb Corporation Long-Term Stock Incentive Plan for Non-Employee Directors (2004) incorporated by reference to Exhibit (10.12) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.23*

The Chubb Corporation Stock Option Plan for Non-Employee Directors (2001) incorporated by reference to Exhibit C of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders held on April 24, 2001.

Exhibit Number	Description
10.24*

The Chubb Corporation Long-Term Stock Incentive Plan (2000) incorporated by reference to Exhibit A of the registrant’s definitive proxy statement for the Annual Meeting of Shareholders held on April 25, 2000.

10.25*	The Chubb Corporation Asset Managers Incentive Compensation Plan (2005) incorporated by reference to Exhibit (10.1) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2004.
10.26*

Amendment No. 1 to The Chubb Corporation Asset Managers Incentive Compensation Plan (2005) incorporated by reference to Exhibit (10.2) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.27*

Amendment No. 2 to The Chubb Corporation Asset Managers Incentive Compensation Plan (2005) incorporated by reference to Exhibit (10.33) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009.

10.28*	The Chubb Corporation Key Employee Deferred Compensation Plan (2005) incorporated by reference to Exhibit (10.9) of the registrant’s Current Report on Form 8-K filed on March 9, 2005.
10.29*

Amendment One to The Chubb Corporation Key Employee Deferred Compensation Plan (2005) incorporated by reference to Exhibit (10.1) of the registrant’s Current Report on Form 8-K filed on September 12, 2005.

10.30*

Amendment No. 2 to The Chubb Corporation Key Employee Deferred Compensation Plan (2005) incorporated by reference to Exhibit (10.20) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.31*

Amendment No. 3 to The Chubb Corporation Key Employee Deferred Compensation Plan (2005) incorporated by reference to Exhibit (10.32) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012.

10.32*	The Chubb Corporation Executive Deferred Compensation Plan incorporated by reference to Exhibit (10) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.
10.33*	Description of Non-Employee Director Compensation filed herewith.
10.34*	The Chubb Corporation Deferred Compensation Plan for Directors, as amended, incorporated by reference to Exhibit (10.1) of the registrant’s Current Report on Form 8-K filed on December 11, 2006.
10.35*

Amendment No. 1 to The Chubb Corporation Deferred Compensation Plan for Directors, incorporated by reference to Exhibit (10.23) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.36*

Post-Employment Health Policy of The Chubb Corporation (and its subsidiaries) incorporated by reference to Exhibit (10.37) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2012.

10.37*	The Chubb Corporation Estate Enhancement Program incorporated by reference to Exhibit (10.1) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.
10.38*

The Chubb Corporation Estate Enhancement Program for Non-Employee Directors incorporated by reference to Exhibit (10.2) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

10.39*

Employment Agreement, dated as of January 21, 2003, between The Chubb Corporation and John D. Finnegan, incorporated by reference to Exhibit (10.1) of the registrant’s Current Report on Form 8-K filed on January 21, 2003.

10.40*

Amendment, dated as of December 1, 2003, to Employment Agreement, dated as of January 21, 2003, between The Chubb Corporation and John D. Finnegan, incorporated by reference to Exhibit (10.1) of the registrant’s Current Report on Form 8-K filed on December 2, 2003.

Exhibit Number	Description
10.41*

Amendment No. 2, dated as of September 4, 2008, to Employment Agreement, dated as of January 21, 2003, between The Chubb Corporation and John D. Finnegan, incorporated by reference to Exhibit (10.34) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.42*

Amendment No. 3, dated as of February 27, 2012, to Employment Agreement, dated as of January 21, 2003, between The Chubb Corporation and John D. Finnegan, incorporated by reference to Exhibit (10.3) of the registrant’s Current Report on Form 8-K filed on February 28, 2012.

10.43*

Notice, dated as of December 4, 2014, by and between The Chubb Corporation and John D. Finnegan, incorporated by reference to Exhibit (99.1) of the registrant’s Current Report on Form 8-K filed on December 5, 2014.

10.44*

Change in Control Employment Agreement, dated as of January 21, 2003, between The Chubb Corporation and John D. Finnegan, incorporated by reference to Exhibit (10.2) of the registrant’s Current Report on Form 8-K filed on January 21, 2003.

10.45*

Amendment, dated as of December 1, 2003, to Change in Control Employment Agreement, dated as of January 21, 2003, between The Chubb Corporation and John D. Finnegan, incorporated by reference to Exhibit (10.2) of the registrant’s Current Report on Form 8-K filed on December 2, 2003.

10.46*

Amendment No. 2, dated as of September 4, 2008, to Change in Control Employment Agreement, dated as of January 21, 2003, between The Chubb Corporation and John D. Finnegan, incorporated by reference to Exhibit (10.28) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008.

10.47*	Offer Letter to Richard G. Spiro dated September 5, 2008, incorporated by reference to Exhibit (10.1) of the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
10.48*

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

Exhibit Number	Description
11.1	Computation of earnings per share included in Note (15) of the Notes to Consolidated Financial Statements.
12.1	Computation of ratio of consolidated earnings to fixed charges filed herewith.
21.1	Subsidiaries of the registrant filed herewith.
23.1	Consent of Independent Registered Public Accounting Firm filed herewith.
— Rule 13a-14(a)/15d-14(a) Certifications.
31.1	Certification by John D. Finnegan filed herewith.
31.2	Certification by Richard G. Spiro filed herewith.
— Section 1350 Certifications.
32.1	Certification by John D. Finnegan filed herewith.
32.2	Certification by Richard G. Spiro filed herewith.
— Interactive Data File
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	This exhibit is a management contract or a compensatory plan or arrangement.