Form 10-Q
period 2015-03-31
CHUBB CORP
filed 2015-05-06
CIK 20171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of common stock outstanding as of March 31, 2015 was 229,752,692.

THE CHUBB CORPORATION

INDEX

Page Number
Part I. Financial Information:

Item 1 — Financial Statements:

Consolidated Statements of Income for the Three Months Ended March 31, 2015 and 2014	1

Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2015 and 2014	2

Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014	3

Consolidated Statements of Shareholders’ Equity for the Three Months Ended March 31, 2015 and 2014	4

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014	5

Notes to Consolidated Financial Statements	6

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3 — Quantitative and Qualitative Disclosures About Market Risk	52

Item 4 — Controls and Procedures	52

Part II. Other Information:

Item 1A — Risk Factors	53

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 6 — Exhibits	54

Signatures	54

EX-31.1

EX-31.2

EX-32.1

EX-32.2

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT

Part I. FINANCIAL INFORMATION

Item 1 — Financial Statements

THE CHUBB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

THREE MONTHS ENDED MARCH 31

(in millions)

	2015	2014
Revenues
Premiums Earned	$3,105	$3,029
Investment Income	339	358
Other Revenues	2	3
Realized Investment Gains (Losses), Net
Total Other-Than-Temporary Impairment Losses on Investments	(23)	—
Other Realized Investment Gains, Net	34	116

Total Realized Investment Gains, Net	11	116

Total Revenues	3,457	3,506

Losses and Expenses
Losses and Loss Expenses	1,920	1,845
Amortization of Deferred Policy Acquisition Costs	626	622
Other Insurance Operating Costs and Expenses	347	356
Investment Expenses	12	11
Other Expenses	4	5
Corporate Expenses	66	64

Total Losses and Expenses	2,975	2,903

Income Before Federal and Foreign Income Tax	482	603
Federal and Foreign Income Tax	107	154

Net Income	$375	$449

Net Income Per Share

Basic	$1.61	$1.81
Diluted	1.60	1.80

Dividends Declared Per Share	.57	.50

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31

(in millions)

	2015	2014
Net Income	$375	$449

Other Comprehensive Income (Loss), Net of Tax
Change in Unrealized Appreciation of Investments	109	235
Change in Postretirement Benefit Costs Not Yet Recognized in Net Income	17	6
Foreign Currency Translation Losses	(176)	(19)

	(50)	222

Comprehensive Income	$325	$671

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions)

	March 31 2015	December 31 2014
Assets

Invested Assets
Short Term Investments	$1,220	$1,318
Fixed Maturities (cost $36,483 and $36,958)	38,457	38,780
Equity Securities (cost $1,074 and $1,089)	1,964	1,964
Other Invested Assets	1,408	1,423

TOTAL INVESTED ASSETS	43,049	43,485

Cash	52	47
Accrued Investment Income	406	410
Premiums Receivable	2,434	2,560
Reinsurance Recoverable on Unpaid Losses and Loss Expenses	1,583	1,639
Prepaid Reinsurance Premiums	249	256
Deferred Policy Acquisition Costs	1,280	1,284
Goodwill	467	467
Other Assets	1,332	1,138

TOTAL ASSETS	$50,852	$51,286

Liabilities

Unpaid Losses and Loss Expenses	$22,515	$22,678
Unearned Premiums	6,463	6,581
Long Term Debt	3,300	3,300
Dividend Payable to Shareholders	133	117
Deferred Income Tax	50	15
Accrued Expenses and Other Liabilities	2,229	2,299

TOTAL LIABILITIES	34,690	34,990

Shareholders’ Equity

Common Stock - $1 Par Value; 371,980,460 Shares	372	372
Paid-In Surplus	135	171
Retained Earnings	23,762	23,520
Accumulated Other Comprehensive Income	1,060	1,110
Treasury Stock, at Cost - 142,227,768 and 139,551,071 Shares	(9,167)	(8,877)

TOTAL SHAREHOLDERS’ EQUITY	16,162	16,296

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$50,852	$51,286

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31

(in millions)

	2015	2014
Common Stock
Balance, Beginning and End of Period	$372	$372

Paid-In-Surplus
Balance, Beginning of Year	171	171
Changes Related to Stock-Based Employee Compensation (includes tax benefit of $3 and $14)	(36)	(63)

Balance, End of Period	135	108

Retained Earnings
Balance, Beginning of Year	23,520	21,902
Net Income	375	449
Dividends Declared (per share $.57 and $.50)	(133)	(124)

Balance, End of Period	23,762	22,227

Accumulated Other Comprehensive Income
Unrealized Appreciation of Investments Including Unrealized Other-Than-Temporary Impairment Losses
Balance, Beginning of Year	1,753	1,225
Change During Period, Net of Tax	109	235

Balance, End of Period	1,862	1,460

Postretirement Benefit Costs Not Yet Recognized in Net Income
Balance, Beginning of Year	(589)	(253)
Change During Period, Net of Tax	17	6

Balance, End of Period	(572)	(247)

Foreign Currency Translation Gains (Losses)
Balance, Beginning of Year	(54)	63
Change During Period, Net of Tax	(176)	(19)

Balance, End of Period	(230)	44

Accumulated Other Comprehensive Income, End of Period	1,060	1,257

Treasury Stock, at Cost
Balance, Beginning of Year	(8,877)	(7,383)
Repurchase of Shares	(326)	(409)
Shares Issued Under Stock-Based Employee Compensation Plans	36	54

Balance, End of Period	(9,167)	(7,738)

TOTAL SHAREHOLDERS’ EQUITY	$16,162	$16,226

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31

(in millions)

	2015	2014
Cash Flows from Operating Activities
Net Income	$375	$449
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Increase in Unpaid Losses and Loss Expenses, Net	260	51
Increase in Unearned Premiums, Net	1	33
Amortization of Premiums and Discounts on Fixed Maturities	54	46
Depreciation	12	14
Realized Investment Gains, Net	(11)	(116)
Other, Net	(161)	(105)

Net Cash Provided by Operating Activities	530	372

Cash Flows from Investing Activities
Proceeds from Fixed Maturities
Sales	1,436	379
Maturities, Calls and Redemptions	820	957
Proceeds from Sales of Equity Securities	29	101
Purchases of Fixed Maturities	(2,421)	(1,810)
Purchases of Equity Securities	(24)	(89)
Investments in Other Invested Assets, Net	17	98
Decrease in Short Term Investments, Net	82	417
Change in Receivable or Payable from Security Transactions Not Settled, Net	5	105
Purchases of Property and Equipment, Net	(18)	(10)
Other, Net	—	(3)

Net Cash Provided by (Used in) Investing Activities	(74)	145

Cash Flows from Financing Activities
Decrease in Funds Held Under Deposit Contracts	(1)	(1)
Proceeds from Issuance of Common Stock Under Stock-Based Employee Compensation Plans	5	14
Repurchase of Shares	(338)	(415)
Dividends Paid to Shareholders	(117)	(110)

Net Cash Used in Financing Activities	(451)	(512)

Net Increase in Cash	5	5

Cash at Beginning of Year	47	52

Cash at End of Period	$52	$57

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

The amounts included in this report are unaudited but include those adjustments, consisting of normal recurring items, that management considers necessary for a fair presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes in the Notes to Consolidated Financial Statements included in Chubb’s Annual Report on Form 10-K for the year ended December 31, 2014.

2) Accounting Pronouncements Not Yet Adopted

In February 2015, the Financial Accounting Standards Board issued updated guidance that amends certain aspects of the current consolidation accounting guidance. In particular, the new guidance modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities and eliminates the presumption that a general partner should consolidate a limited partnership. The new guidance would be effective for the Corporation for the year beginning January 1, 2016. The Corporation is in the process of assessing the effect, if any, that the implementation of this guidance will have on its financial position and results of operations.

3) Invested Assets

(a) The amortized cost and fair value of fixed maturities and equity securities were as follows:

	March 31, 2015
	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
	(in millions)
Fixed maturities
Tax exempt	$19,260	$1,179	$24	$20,415

Taxable
U.S. government and government agency and authority obligations	1,460	59	1	1,518
Corporate bonds	8,756	402	19	9,139
Foreign government and government agency obligations	5,844	335	2	6,177
Residential mortgage-backed securities	175	20	1	194
Commercial mortgage-backed securities	988	27	1	1,014

	17,223	843	24	18,042

Total fixed maturities	$36,483	$2,022	$48	$38,457

Equity securities	$1,074	$900	$10	$1,964

	December 31, 2014
	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
	(in millions)
Fixed maturities
Tax exempt	$18,614	$1,174	$16	$19,772

Taxable
U.S. government and government agency and authority obligations	1,962	46	1	2,007
Corporate bonds	8,741	327	40	9,028
Foreign government and government agency obligations	6,380	295	3	6,672
Residential mortgage-backed securities	192	20	1	211
Commercial mortgage-backed securities	1,069	22	1	1,090

	18,344	710	46	19,008

Total fixed maturities	$36,958	$1,884	$62	$38,780

Equity securities	$1,089	$894	$19	$1,964

The fair value and amortized cost of fixed maturities at March 31, 2015 by contractual maturity were as follows:

	Fair Value	Amortized Cost
	(in millions)
Due in one year or less	$2,460	$2,438
Due after one year through five years	12,329	11,794
Due after five years through ten years	13,321	12,449
Due after ten years	9,139	8,639

	37,249	35,320
Residential mortgage-backed securities	194	175
Commercial mortgage-backed securities	1,014	988

	$38,457	$36,483

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

(b) The components of unrealized appreciation or depreciation, including unrealized other-than-temporary impairment losses, of investments carried at fair value were as follows:

	March 31 2015	December 31 2014
	(in millions)
Fixed maturities
Gross unrealized appreciation	$2,022	$1,884
Gross unrealized depreciation	48	62

	1,974	1,822

Equity securities
Gross unrealized appreciation	900	894
Gross unrealized depreciation	10	19

	890	875

	2,864	2,697
Deferred income tax liability	1,002	944

	$1,862	$1,753

The following table summarizes, for all investment securities in an unrealized loss position at March 31, 2015, the aggregate fair value and gross unrealized depreciation, including unrealized other-than-temporary impairment losses, by investment category and length of time that individual securities have continuously been in an unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
	(in millions)
Fixed maturities
Tax exempt	$1,103	$9	$219	$15	$1,322	$24

Taxable
U.S. government and government agency and authority obligations	170	1	10	—	180	1
Corporate bonds	474	15	311	4	785	19
Foreign government and government agency obligations	344	2	77	—	421	2
Residential mortgage-backed securities	—	—	6	1	6	1
Commercial mortgage-backed securities	14	—	83	1	97	1

	1,002	18	487	6	1,489	24

Total fixed maturities	2,105	27	706	21	2,811	48

Equity securities	59	7	3	3	62	10

	$2,164	$34	$709	$24	$2,873	$58

At March 31, 2015, approximately 580 individual fixed maturities and 15 individual equity securities were in an unrealized loss position. The Corporation does not have the intent to sell and it is not more likely than not that the Corporation will be required to sell these fixed maturities before the securities recover to their amortized cost value. In addition, the Corporation believes that none of the declines in the fair values of these fixed maturities relate to credit losses. The Corporation has the intent and ability to hold the equity securities in an unrealized loss position for a period of time sufficient to allow for the recovery of cost. The Corporation believes that none of the declines in the fair value of these fixed maturities and equity securities were other than temporary at March 31, 2015.

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

The change in unrealized appreciation or depreciation of investments carried at fair value, including the change in unrealized other-than-temporary impairment losses, was as follows:

	Three Months Ended March 31
	2015	2014
	(in millions)
Change in unrealized appreciation of fixed maturities	$152	$362
Change in unrealized appreciation of equity securities	15	(1)

	167	361
Deferred income tax	58	126

	$109	$235

(c) Realized investment gains and losses were as follows:

	Three Months Ended March 31
	2015	2014
	(in millions)
Fixed maturities
Gross realized gains	$13	$8
Gross realized losses	(5)	(11)
Other-than-temporary impairment losses	(1)	—

	7	(3)

Equity securities
Gross realized gains	16	66
Other-than-temporary impairment losses	(22)	—

	(6)	66

Other invested assets	10	53

	$11	$116

(d) As of March 31, 2015 and December 31, 2014, fixed maturities still held by the Corporation for which a portion of their other-than-temporary impairment losses were recognized in other comprehensive income had cumulative credit-related losses of $17 million and $18 million, respectively, recognized in net income.

4) Comprehensive Income

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

The components of other comprehensive income or loss were as follows:

	Three Months Ended March 31, 2015
	Before Tax	Income Tax	Net of Tax
	(in millions)
Net unrealized holding gains arising during the period	$168	$58	$110
Reclassification adjustment for net realized gains included in net income	1	—	1

Net unrealized gains recognized in other comprehensive income	167	58	109

Postretirement benefit gain not yet recognized in net income arising during the year	9	3	6
Reclassification adjustment for the amortization of net actuarial loss and prior service cost included in net income (a)	(16)	(5)	(11)

Net change in postretirement benefit costs not yet recognized in net income	25	8	17

Foreign currency translation losses	(270)	(94)	(176)

Total other comprehensive loss	$(78)	$(28)	$(50)

	Three Months Ended March 31, 2014
	Before Tax	Income Tax	Net of Tax
	(in millions)
Net unrealized holding gains arising during the period	$424	$148	$276
Reclassification adjustment for net realized gains included in net income	63	22	41

Net unrealized gains recognized in other comprehensive income	361	126	235

Reclassification adjustment for the amortization of net actuarial loss and prior service cost included in net income (a)	(9)	(3)	(6)

Net change in postretirement benefit costs not yet recognized in net income	9	3	6

Foreign currency translation losses	(28)	(9)	(19)

Total other comprehensive income	$342	$120	$222

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

Revenues and income before income tax of each operating segment were as follows:

	Three Months Ended March 31
	2015	2014
	(in millions)
Revenues
Property and casualty insurance
Premiums earned
Personal insurance	$1,113	$1,076
Commercial insurance	1,342	1,300
Specialty insurance	650	653

Total insurance	3,105	3,029

Investment income	332	351

Total property and casualty insurance	3,437	3,380

Corporate and other	9	10
Realized investment gains, net	11	116

Total revenues	$3,457	$3,506

Income (loss) before income tax
Property and casualty insurance
Underwriting
Personal insurance	$(30)	$2
Commercial insurance	91	111
Specialty insurance	127	82

Total insurance	188	195

Increase in deferred policy acquisition costs	17	13

Underwriting income	205	208

Investment income	321	341

Other income (charges)	7	(2)

Total property and casualty insurance	533	547

Corporate and other	(62)	(60)
Realized investment gains, net	11	116

Total income before income tax	$482	$603

6) Fair Values of Financial Instruments

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

The methods and assumptions used to estimate the fair values of financial instruments are as follows:

(i)	The carrying value of short term investments approximates fair value due to the short maturities of these investments.

(ii)	Fair values of fixed maturities are determined by management, utilizing prices obtained from a third party, nationally recognized pricing service or, in the case of securities for which prices are not provided by a pricing service, from third party brokers. For fixed maturities that have quoted prices in active markets, market quotations are provided. For fixed maturities that do not trade on a daily basis, the pricing service and brokers provide fair value estimates using a variety of inputs including, but not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, reference data, prepayment rates and measures of volatility. Management reviews on an ongoing basis the reasonableness of the methodologies used by the relevant pricing service and brokers. In addition, management, using the prices received for the securities from the pricing service and brokers, determines the aggregate portfolio price performance and reviews it against applicable indices. If management believes that significant discrepancies exist, it will discuss these with the relevant pricing service or broker to resolve the discrepancies.

(iii)	Fair values of equity securities are determined by management, utilizing quoted market prices.

(iv)	Fair values of long term debt issued by Chubb are determined by management, utilizing prices obtained from a third party, nationally recognized pricing service.

The carrying values and fair values of financial instruments were as follows:

	March 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Assets
Invested assets
Short term investments	$1,220	$1,220	$1,318	$1,318
Fixed maturities	38,457	38,457	38,780	38,780
Equity securities	1,964	1,964	1,964	1,964

Liabilities
Long term debt	3,300	4,046	3,300	4,013

At March 31, 2015 and December 31, 2014, a pricing service provided fair value amounts for approximately 99% of the Corporation’s fixed maturities. The prices obtained from a pricing service and brokers generally are non-binding, but are reflective of current market transactions in the applicable financial instruments.

At March 31, 2015 and December 31, 2014, the Corporation held an insignificant amount of financial instruments in its investment portfolio for which a lack of market liquidity impacted the determination of fair value.

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

Level 3 – Significant unobservable inputs.

The fair value of financial instruments categorized based upon the lowest level of input that was significant to the fair value measurement was as follows:

	March 31, 2015
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Short term investments	$192	$1,028	$—	$1,220

Fixed maturities
Tax exempt	—	20,413	2	20,415

Taxable
U.S. government and government agency and authority obligations	—	1,518	—	1,518
Corporate bonds	—	8,954	185	9,139
Foreign government and government agency obligations	—	6,169	8	6,177
Residential mortgage-backed securities	—	193	1	194
Commercial mortgage-backed securities	—	1,014	—	1,014

	—	17,848	194	18,042

Total fixed maturities	—	38,261	196	38,457

Equity securities	1,958	—	6	1,964

	$2,150	$39,289	$202	$41,641

Liabilities
Long term debt	$—	$4,046	$—	$4,046

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Short term investments	$206	$1,112	$—	$1,318

Fixed maturities
Tax exempt	—	19,769	3	19,772

Taxable
U.S. government and government agency and authority obligations	—	2,007	—	2,007
Corporate bonds	—	8,912	116	9,028
Foreign government and government agency obligations	—	6,663	9	6,672
Residential mortgage-backed securities	—	210	1	211
Commercial mortgage-backed securities	—	1,090	—	1,090

	—	18,882	126	19,008

Total fixed maturities	—	38,651	129	38,780

Equity securities	1,958	—	6	1,964

	$2,164	$39,763	$135	$42,062

Liabilities
Long term debt	$—	$4,013	$—	$4,013

7) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31
	2015	2014
	(in millions, except for per share amounts)
Basic earnings per share:
Net income	$375	$449

Weighted average shares outstanding	233.5	248.6

Basic earnings per share	$1.61	$1.81

Diluted earnings per share:
Net income	$375	$449

Weighted average shares outstanding	233.5	248.6
Additional shares from assumed issuance of shares under stock-based compensation awards	.7	.6

Weighted average shares and potential shares assumed outstanding for computing diluted earnings per share	234.2	249.2

Diluted earnings per share	$1.60	$1.80

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations addresses the financial condition of the Corporation as of March 31, 2015 compared with December 31, 2014 and the results of operations for the quarters ended March 31, 2015 and 2014. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes contained in this report and the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in Chubb’s Annual Report on Form 10-K for the year ended December 31, 2014.

Cautionary Statement Regarding Forward-Looking Information

Certain statements in this document are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 (PSLRA). These forward-looking statements are made pursuant to the safe harbor provisions of the PSLRA and include statements regarding our loss reserve and reinsurance recoverable estimates; market conditions affecting us and our competitors in 2015, including premium volume, rate trends, pricing and competition; the cost of our property reinsurance program in 2015; property and casualty investment income during 2015; cash flows generated by our investments; currency rate fluctuations; the repurchase of common stock under our share repurchase program; and our financial position, capital adequacy and funding of liquidity needs. Forward-looking statements frequently can be identified by words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “predict,” “potential,” “continue,” or other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. These statements are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties, which include, among others, those discussed or identified in our Annual Report on Form 10-K for the year ended December 31, 2014 and from time to time in our other public filings with the Securities and Exchange Commission and those associated with:

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

Critical Accounting Estimates and Judgments

The consolidated financial statements include amounts based on informed estimates and judgments of management for transactions that are not yet complete. Such estimates and judgments affect the reported amounts in the financial statements. Those estimates and judgments that were most critical to the preparation of the financial statements involved the determination of loss reserves and the recoverability of related reinsurance recoverables and the evaluation of whether a decline in value of any investment is temporary or other than temporary. These estimates and judgments, which are discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014 as supplemented within the following analysis of our results of operations, require the use of assumptions about matters that are highly uncertain and therefore are subject to change as facts and circumstances develop. If different estimates and judgments had been applied, materially different amounts might have been reported in the financial statements.

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

•

Net income was $375 million in the first quarter of 2015 compared with $449 million in the same period of 2014. The lower net income in the first quarter of 2015 compared with the same period of 2014 was due primarily to lower net realized investment gains.

•

Operating income, which we define as net income excluding realized investment gains and losses after tax, was $367 million in the first quarter of 2015 compared with $374 million in the same period of 2014. The slightly lower operating income in the first quarter of 2015 was due primarily to lower property and casualty investment income. Underwriting income in our property and casualty insurance business was essentially unchanged in the first quarter of 2015 compared with the same period of 2014. Management uses operating income, a non-GAAP financial measure, among other measures, to evaluate its performance because the realization of investment gains and losses in any period could be discretionary as to timing and can fluctuate significantly, which could distort the analysis of operating trends.

•

Underwriting results were profitable in the first quarter of 2015 and 2014. The combined loss and expense ratio was 93.9% in the first quarter of 2015 compared with 93.2% in the same period of 2014. The 0.7 of a percentage point increase in the combined loss and expense ratio in the first quarter of 2015 compared with the same period of 2014 was due to a lower amount of favorable prior year loss development and a higher impact of catastrophes, largely offset by a lower current accident year loss ratio excluding catastrophes. The impact of catastrophes accounted for 8.1 percentage points of the combined ratio in the first quarter of 2015 compared with 6.6 percentage points in the same period of 2014.

•

During the first quarter of 2015, we estimate that we experienced overall favorable development of about $110 million on net loss reserves established as of the previous year end. We estimate that during the first quarter of 2014, we experienced overall favorable prior year loss development of about $160 million. In the first quarter of both years we experienced favorable prior year loss development in each segment of our insurance business, but more so in our commercial and specialty insurance segments.

•

Foreign currency translation had a negative effect on growth in net premiums written outside the United States in the first quarter of 2015, reflecting the impact of the stronger U.S. dollar relative to several currencies in which we wrote business in the first quarter of 2015 compared to the same period of 2014. In the first quarter of 2015, net premiums written outside the United States represented 26% of our total net premiums written. Total net premiums written increased by 1% in the first quarter of 2015 compared with the same period of 2014. Total net premiums written excluding the effect of foreign currency translation increased by 4% in the first quarter of 2015. Net premiums written in the United States increased by 4% in the first quarter of 2015. Net premiums written outside the United States decreased by 5% in the first quarter of 2015, when measured in U.S. dollars. Excluding the effect of foreign currency translation, such premiums increased by 6% in the first quarter of 2015. Management uses growth in net premiums written excluding the effect of foreign currency translation, a non-GAAP financial measure, to evaluate the trends in net premiums written, exclusive of the effect of fluctuations in exchange rates between the U.S. dollar and the foreign currencies in which business is transacted. The impact of foreign currency translation is excluded as exchange rates may fluctuate significantly and the effect of fluctuations could distort the analysis of trends. When excluding the effect of foreign currency translation on growth, management uses the current period average exchange rates to translate both the current period and the prior period foreign currency denominated net premiums written amounts.

•

Property and casualty investment income before taxes decreased by 6% in the first quarter of 2015 compared with the same period of 2014. Property and casualty investment income after tax decreased by 5% in the first quarter of 2015 compared with the same period of 2014. The decreases were due to a decline in the average yield on our investment portfolio and, to a lesser extent, the effect of foreign currency translation. Management uses property and casualty investment income after tax, a non-GAAP financial measure, to evaluate its investment results because it reflects the impact of any change in the proportion of tax exempt investment income to total investment income and is therefore more meaningful for analysis purposes than investment income before income tax.

•

Net realized investment gains before tax were $11 million ($8 million after tax) in the first quarter of 2015 compared with $116 million ($75 million after tax) in the same period of 2014. The net realized investment gains in the first quarter of 2015 were primarily related to investments in limited partnerships, which generally are reported on a one quarter lag, and sales of fixed maturities. The net realized investment gains in the first quarter of 2014 were primarily related to investments in limited partnerships and sales of equity securities.

A summary of our consolidated net income is as follows:

	Quarter Ended March 31
	2015	2014
	(in millions)
Property and casualty insurance	$533	$547
Corporate and other	(62)	(60)

Consolidated operating income before income tax	471	487
Federal and foreign income tax	104	113

Consolidated operating income	367	374
Realized investment gains after income tax	8	75

Consolidated net income	$375	$449

Property and Casualty Insurance

A summary of the results of operations of our property and casualty insurance business is as follows:

	Quarter Ended March 31
	2015	2014
	(in millions)
Underwriting
Net premiums written	$3,106	$3,062
Increase in unearned premiums	(1)	(33)

Premiums earned	3,105	3,029

Losses and loss expenses	1,920	1,845
Operating costs and expenses	987	979
Increase in deferred policy acquisition costs	(17)	(13)
Dividends to policyholders	10	10

Underwriting income	205	208

Investments
Investment income before expenses	332	351
Investment expenses	11	10

Investment income	321	341

Other income (charges)	7	(2)

Property and casualty income before tax	$533	$547

Property and casualty investment income after tax	$264	$277

Property and casualty income before tax was lower in the first quarter of 2015 compared with the same period of 2014, due to lower investment income. The lower investment income in the first quarter of 2015 compared with the same period of 2014 was due to a decline in the average yield on our investment portfolio and, to a lesser extent, the effect of foreign currency translation. Underwriting income was essentially unchanged in the first quarter of 2015 compared with the same period of 2014, as a lower amount of favorable prior year loss development and a higher impact of catastrophes was largely offset by a lower current accident year loss ratio excluding catastrophes.

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

Net Premiums Written

Net premiums written were $3.1 billion in the first quarter of 2015 and 2014. Net premiums written by business unit were as follows:

	Quarter Ended March 31
	2015	2014	% Increase
	(in millions)
Personal insurance	$1,036	$1,013	2%
Commercial insurance	1,449	1,425	2
Specialty insurance	621	624	—

Total insurance	3,106	3,062	1
Reinsurance assumed	—	—	*

Total	$3,106	$3,062	1

*	The change in net premiums written is not presented for this business unit since it is in runoff.

Net premiums written increased by 1% in the first quarter of 2015 compared with the same period of 2014 as a result of growth in premiums written in the United States. Net premiums written excluding the effect of foreign currency translation increased by 4% in the first quarter of 2015. Net premiums written in the United States, which in the first quarter of 2015 represented 74% of our total net premiums written, increased by 4%. Net premiums written outside the United States decreased by 5% in the first quarter of 2015, when measured in U.S. dollars. Excluding the effect of foreign currency translation, net premiums written outside the United States increased by 6%. Foreign currency translation had a negative effect on growth in net premiums written outside the United States in the first quarter of 2015, reflecting the impact of the stronger U.S. dollar relative to several currencies in which we wrote business in the first quarter of 2015 compared to the same period of 2014.

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

Net premiums written in the United States grew modestly in each segment of our business in the first quarter of 2015 compared with the same period of 2014. Growth in the United States in our personal insurance segment was attributable to higher insured exposures, higher rates upon renewal, strong retention of existing business, and new business. Growth in the United States in our commercial insurance segment and our professional liability business, which is the predominant component of our specialty insurance segment, reflected high retention of existing business, new business, as well as renewal rate increases.

Average renewal rates in the United States in our personal insurance segment were up slightly in the first quarter of 2015 compared with expiring rates. The amounts of coverage purchased or the insured exposures, both of which are bases upon which we calculate the premiums we charge, were up modestly in the United States in the first quarter of 2015. Retention levels in our personal insurance segment in the United States remained strong in the first quarter of 2015. The level of new business in the United States in our personal insurance business in the first quarter of 2015 was similar to the first quarter of 2014.

Average renewal rates in the United States in the first quarter of 2015 were up slightly compared with expiring rates in our commercial insurance segment and up modestly compared with expiring rates in our professional liability business. On average, the amounts of coverage purchased or the insured exposures upon renewal were flat in our commercial insurance segment and up slightly in our professional liability business in the United States in the first quarter of 2015. We continued to retain a high percentage of our existing commercial insurance and professional liability business in the United States in the first quarter of 2015. Retention levels in the first quarter of 2015 were modestly higher in both our commercial insurance segment and professional liability business compared with the same period of 2014. As portions of our business have approached rate adequacy due to pricing and underwriting actions over the past several years, the level of renewal rate increases has moderated and we have achieved higher retention levels. The level of new business in the United States was up in both our commercial insurance segment and professional liability business in the first quarter of 2015 compared with the same period of 2014.

The decrease in net premiums written outside the United States in the first quarter of 2015 compared with the same period of 2014 reflected a modest decrease in our personal insurance and commercial insurance segments and a more significant decrease in our specialty insurance segment. Net premiums written outside the United States excluding the effect of foreign currency translation increased by 6% in the first quarter of 2015, with modest growth in our specialty insurance segment and more significant growth in our personal insurance and commercial insurance segments.

Average renewal rates outside the United States in our personal insurance segment were modestly higher in the first quarter of 2015 compared with expiring rates, driven particularly by the automobile class.

Average renewal rates outside the United States were flat in both our commercial insurance segment and professional liability business in the first quarter of 2015 compared with expiring rates. On average, the amounts of coverage purchased or the insured exposures upon renewal were flat in both our commercial insurance segment and professional liability business outside the United States in the first quarter of 2015. We continued to retain a high percentage of our existing commercial and professional liability business outside the United States in the first quarter of 2015. Retention levels in the first quarter of 2015 were flat in our commercial insurance segment and increased modestly in our professional liability business compared with the same period of 2014. The level of new business outside the United States in the first quarter of 2015 compared with the same period of 2014 was higher in our commercial insurance segment and slightly lower in our professional liability business.

We expect that during the remainder of 2015 market conditions will remain competitive and average renewal rate increases in some classes of business will be at lower levels than those achieved in 2014.

Ceded Reinsurance

Our premiums written are net of amounts ceded to reinsurers who assume a portion of the risk under the insurance policies we write that are subject to reinsurance.

The most significant component of our ceded reinsurance program is property reinsurance. We purchase two main types of property reinsurance: catastrophe and property per risk.

For property risks in the United States and Canada we purchase traditional catastrophe reinsurance, including our primary treaty, which we refer to as the North American catastrophe treaty, as well as supplemental catastrophe reinsurance that provides additional coverage for our exposures in the northeast United States. For certain exposures in the United States, we have also arranged for the purchase of reinsurance funded through the issuance of multi–year, collateralized risk-linked securities, known as catastrophe bonds. For events outside the United States, we also purchase traditional catastrophe reinsurance.

We renewed our primary traditional property catastrophe treaties and our commercial property per risk treaty in April 2015 with limit structures similar to the expiring treaties and with modest enhancements in coverage, as well as in terms and conditions. The supplemental catastrophe reinsurance that provides coverage for our exposures in the northeast United States remains in effect until June 2016. In March 2015, we arranged for the purchase of reinsurance through the issuance of a catastrophe bond to replace the portion of a catastrophe bond that expired in March 2015.

The North American catastrophe treaty has an initial retention of $500 million and provides coverage for exposures in the United States and Canada of approximately 34% of losses (net of recoveries from other available reinsurance) between $500 million and $900 million and approximately 75% of losses (net of recoveries from other available reinsurance) between $900 million and $1.75 billion. For certain catastrophic events in the northeast United States or along the southern U.S. coastline, the combination of the North American catastrophe treaty, the supplemental catastrophe reinsurance and/or the catastrophe bond arrangements provides additional coverage as discussed below.

The catastrophe bond arrangements provide reinsurance coverage for specific types of losses in specific geographic locations. They are generally designed to supplement coverage provided under the North American catastrophe treaty. We currently have three catastrophe bond arrangements in effect that expire between 2016 and 2020. We have a $150 million arrangement that expires in March 2016 that provides reinsurance coverage for our exposure to homeowners-related hurricane and severe thunderstorm losses in eight states along the southern U.S. coastline. We have a $270 million arrangement that expires in March 2018. We also have a $250 million arrangement that incepted in March 2015 and expires in March 2020, which replaced a $250 million arrangement that expired in March 2015. Both of the latter two catastrophe bond arrangements provide reinsurance coverage for our exposure to homeowners and commercial losses related to certain perils, including hurricanes and other named storms, earthquakes, severe thunderstorms and winter storms in 12 states in the northeast United States and the District of Columbia.

For the indicated catastrophic events in the northeast United States, the combination of the North American catastrophe treaty, the supplemental catastrophe reinsurance, and the $270 million and $250 million catastrophe bond arrangements provides additional coverage of approximately 63% of losses (net of recoveries from other available reinsurance) between $1.75 billion and $3.67 billion.

For hurricane and severe thunderstorm events along the southern U.S. coastline, the $150 million catastrophe bond arrangement provides additional coverage of approximately 45% of homeowners-related hurricane and severe thunderstorm losses (net of recoveries from other available reinsurance) between $875 million and $1.21 billion.

For hurricane events in Florida, in addition to the coverage provided by the North American catastrophe treaty and the $150 million catastrophe bond arrangement discussed above, we have reinsurance from the Florida Hurricane Catastrophe Fund, which is a state-mandated fund designed to reimburse insurers for a portion of their residential catastrophe-related hurricane losses. Our participation in this program, for which the most recent annual period began on June 1, 2014, provides coverage of 90% of homeowners-related hurricane losses in Florida in excess of our initial retention of $160 million per event. Under the terms of the program, our aggregate recoveries during the annual coverage period are limited to approximately $380 million, based on our current level of participation.

Our primary property catastrophe treaty for events outside the continental United States, including Canada, provides coverage of approximately 75% of losses (net of recoveries from other available reinsurance) between $100 million and $350 million. For catastrophic events in Australia and Canada, additional reinsurance provides coverage of 80% of losses (net of recoveries from other available reinsurance) between $350 million and $475 million.

Our commercial property per risk treaty provides coverage for property exposures both inside and outside the United States. Depending upon the currency in which the covered insurance policy was issued and prevailing foreign currency exchange rates, the treaty provides coverage per risk of approximately $470 million to $645 million in excess of our initial retention, which is generally between $20 million and $25 million.

In addition to our major property catastrophe and property per risk treaties, we purchase several smaller property treaties that provide coverage for specific classes of business or locations having concentrations of risk.

Recoveries under our property reinsurance treaties are subject to certain coinsurance requirements that affect the interaction of some elements of our reinsurance program.

Our property reinsurance treaties generally contain terrorism exclusions for acts perpetrated by foreign terrorists, and for nuclear, biological, chemical and radiological loss causes, whether such acts are perpetrated by foreign or domestic terrorists.

The renewal rates associated with the North American catastrophe treaty, the catastrophe treaty that covers events outside the United States and the commercial property per risk treaty were lower than the rates for the expiring treaties. The costs related to the reinsurance purchased through the issuance of the catastrophe bond in March 2015 were also lower than those related to the expiring bond. We therefore expect that the overall cost of our property reinsurance program will be lower in 2015 than in 2014.

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

Underwriting results for our property and casualty insurance business were profitable in the first quarter of 2015 and 2014. The combined loss and expense ratio was as follows:

	Quarter Ended March 31
	2015	2014

Loss ratio	62.0%	61.1%
Expense ratio	31.9	32.1

Combined loss and expense ratio	93.9%	93.2%

The 0.9 of a percentage point increase in the loss ratio in the first quarter of 2015 compared with the same period of 2014 was due to a lower amount of favorable prior year loss development and a higher impact of catastrophes, largely offset by a lower current accident year loss ratio excluding catastrophes. The current accident year loss ratio excluding catastrophes was lower in the first quarter of 2015 in our personal and specialty insurance segments and similar in our commercial insurance segment compared with the same period of 2014. The loss ratio in the first quarter of 2015 and 2014 included a significant impact from catastrophes. It also reflected favorable loss experience excluding catastrophes that we believe resulted from our disciplined underwriting in recent years. The loss ratio in the first quarter of both years also benefited from the positive impact of rate increases on premiums earned in most classes of business as well as favorable prior year loss development.

Our underwriting profitability in any given period will be affected by the impact of catastrophes in that period. We define a catastrophe as an event that is estimated to cause $25 million or more in industry-wide insured property losses and affects a significant number of policyholders and insurers.

The net impact of catastrophes in the first quarter of 2015 was $250 million, which represented 8.1 percentage points of the combined ratio, compared with $199 million or 6.6 percentage points in the same period of 2014. Most of the catastrophe losses in the first quarter of 2015 and 2014 related to severe winter weather in the United States.

The impact of catastrophes, including losses and any related reinsurance reinstatement premiums, for individually significant events and all other events was as follows:

Quarter Ended March 31	Impact of Catastrophes
(in millions)

2015
Winter freeze – Mid-Atlantic and Northeast United States – February 2015	$165
Other events	85

Total	$250

2014
Winter freeze – 17 states in the United States – January 2014	$138
Other events	61

Total	$199

The net impact of catastrophes in the first quarter of 2015 and 2014 reflected $14 million and $7 million, respectively, of favorable prior year loss development.

The expense ratio decreased by 0.2 of a percentage point in the first quarter of 2015 compared with the same period of 2014, due primarily to net premiums written increasing at a slightly higher rate than overhead expenses.

Review of Underwriting Results by Business Unit

Personal Insurance

Net premiums written in our personal insurance segment, which represented 33% of our total net premiums written in the first quarter of 2015, increased by 2% in the first quarter of 2015 compared with the same period of 2014. Net premiums written for the classes of business within the personal insurance segment were as follows:

	Quarter Ended March 31
	2015	2014	% Increase
	(in millions)
Automobile	$176	$173	2%
Homeowners	600	592	1
Other	260	248	5

Total personal	$1,036	$1,013	2

The increase in net premiums written in our personal insurance segment in the first quarter of 2015 compared with the same period of 2014 was driven by growth in the United States. Premium growth occurred in all classes of this business in the first quarter of 2015 in the United States. Net premiums written outside the United States decreased modestly in the first quarter of 2015, due to the negative effect of foreign currency translation. Excluding the effect of foreign currency translation, net premiums written outside the United States increased. The overall growth in our personal insurance segment excluding the effect of foreign currency translation was 5%. Such growth was attributable to higher insured exposures, higher rates upon renewal, strong retention of existing business, and new business.

Net premiums written for our personal automobile business increased in the first quarter of 2015 compared with the same period of 2014, driven by growth in the United States. Personal automobile net premiums written outside the United States were flat in the first quarter of 2015, due to the negative effect of foreign currency translation. Personal automobile net premiums written outside the United States have represented approximately 40% of our annual total personal automobile net premiums written, with more than half of such premiums written in Brazil.

Net premiums written for our homeowners business increased in the first quarter of 2015 compared with the same period of 2014, due to growth in the United States, reflecting increases in the values insured on existing policies, higher renewal rates, strong retention of existing business, and new business. Net premiums written outside the United States for our homeowners business decreased in the first quarter of 2015 compared with the same period of 2014, due to the negative effect of foreign currency translation.

Net premiums written for our other personal business, which includes accident and health, excess liability and yacht coverages, increased in the first quarter of 2015 compared with the same period of 2014, driven by significant growth in the United States. Premiums for our other personal business written outside the United States decreased in the first quarter of 2015 compared with the same period of 2014, due to the negative effect of foreign currency translation. Premiums for our accident and health business, about half of which is written outside the United States, increased modestly in the first quarter of 2015 compared with the same period of 2014, driven by significant growth in the United States. Accident and health premiums written outside the United States decreased modestly in the first quarter of 2015 due to the negative effect of foreign currency translation. Premiums for our excess liability business, most of which is written in the United States, increased in the first quarter of 2015 compared with the same period of 2014.

Our personal insurance segment produced unprofitable underwriting results in the first quarter of 2015 and 2014, but more so in 2015. The combined loss and expense ratios for the classes of business within the personal insurance segment were as follows:

	Quarter Ended March 31
	2015	2014

Automobile	92.9%	101.4%
Homeowners	112.7	104.9
Other	92.3	92.4
Total personal	105.1	101.8

The 3.3 percentage point increase in the combined loss and expense ratio for our personal insurance segment in the first quarter of 2015 compared with the same period of 2014 was driven by deterioration in the results for our homeowners business, partially offset by improved results in our personal automobile business. The impact of catastrophes accounted for 18.4 percentage points of the combined ratio for our personal insurance segment in the first quarter of 2015 compared with 11.2 percentage points in the same period of 2014.

Personal automobile results were profitable in the first quarter of 2015 compared with unprofitable results in the same period of 2014. The 8.5 percentage point decrease in the combined ratio in the first quarter of 2015 compared with the same period of 2014 was driven by more profitable results in the United States. Results in the United States were highly profitable in the first quarter of 2015 compared with slightly unprofitable results in the same period of 2014. Results outside the United States were modestly unprofitable in the first quarter of both years. Personal automobile results in the first quarter of 2015 benefited from a modest amount of favorable prior year loss development while results in the same period of 2014 reflected a modest amount of unfavorable prior year loss development.

Homeowners results were unprofitable in the first quarter of 2015 and 2014, but more so in 2015. The 7.8 percentage point increase in the combined ratio in the first quarter of 2015 compared with the same period of 2014 was due to a higher impact of catastrophes, offset in part by a lower current accident year loss ratio excluding catastrophes, driven primarily by a decrease in fire losses. The impact of catastrophes accounted for 30.0 percentage points of the combined ratio for this class in the first quarter of 2015 compared with 17.9 percentage points in the same period of 2014.

Other personal results were similarly profitable in the first quarter of 2015 and 2014. Other personal results were highly profitable in the United States in the first quarter of both years. Results for this business outside the United States were modestly unprofitable in the first quarter of 2015 compared with slightly unprofitable results in the same period of 2014. Our accident and health business produced slightly profitable results in the first quarter of 2015 and 2014. In the first quarter of both years, results for this business were highly profitable in the United States and unprofitable outside the United States. Results for the excess liability component of this business were highly profitable in the first quarter of 2015 compared with profitable results in the same period of 2014. Excess liability results benefited from favorable prior year loss development in the first quarter of both years, but more so in 2015. Our yacht business produced highly profitable results in the first quarter of 2015 and 2014.

Commercial Insurance

Net premiums written in our commercial insurance segment, which represented 47% of our total net premiums written in the first quarter of 2015, increased by 2% in the first quarter of 2015 compared with the same period of 2014. Net premiums written for the classes of business within the commercial insurance segment were as follows:

	Quarter Ended March 31		% Increase
	2015	2014	(Decrease)
	(in millions)
Multiple peril	$269	$261	3%
Casualty	423	446	(5)
Workers’ compensation	343	310	11
Property and marine	414	408	1

Total commercial	$1,449	$1,425	2

Growth in net premiums written in our commercial insurance segment in the first quarter of 2015 compared with the same period of 2014 was driven by growth in the United States. Net premiums written outside the United States decreased modestly in the first quarter of 2015, due to the negative effect of foreign currency translation. Excluding the effect of foreign currency translation, net premiums written outside the United States increased. Overall premium growth in our commercial insurance segment excluding the effect of foreign currency translation was 5%. Such growth reflected high retention, new business and higher rates upon renewal. The most significant growth in our commercial insurance segment in the first quarter of 2015 occurred in the workers’ compensation class, which is primarily written in the United States, reflecting high retention, higher renewal exposure and new business. In the first quarter of 2015, premiums written for the multiple peril and property and marine classes also increased, but were negatively impacted by foreign currency translation. Premiums written in the casualty class decreased in the first quarter of 2015 due primarily to the negative effect of foreign currency translation. Average renewal rates in our commercial insurance segment in the United States were up slightly in the first quarter of 2015 compared with expiring rates, but the level of increase was lower than in recent years. Average renewal rates outside the United States were flat compared to expiring rates in the first quarter of 2015. Retention levels of our existing policyholders were strong in the first quarter of both years. Retention levels in the United States were modestly higher in the first quarter of 2015 compared with the same period of 2014 while retention levels outside the United States were flat. The average renewal exposure change was flat both inside and outside the United States in the first quarter of 2015. The amount of new business, both inside and outside the United States, was higher in the first quarter of 2015 compared with the same period of 2014, as a result of more opportunities to write business at appropriate rates.

Our commercial insurance segment produced profitable underwriting results in the first quarter of 2015 and 2014, but more so in 2014. The combined loss and expense ratios for the classes of business within the commercial insurance segment were as follows:

	Quarter Ended March 31
	2015	2014

Multiple peril	96.9%	91.8%
Casualty	93.7	89.7
Workers’ compensation	84.1	84.0
Property and marine	89.0	89.1
Total commercial	90.8	88.5

The 2.3 percentage point increase in the combined loss and expense ratio for our commercial insurance segment in the first quarter of 2015 compared with the same period of 2014 was due to a lower amount of favorable prior year loss development, offset in part by a lower impact of catastrophes. The current accident year loss ratio excluding catastrophes was similar in the first quarter of both years. The impact of catastrophes accounted for 3.4 percentage points of the combined ratio for our commercial insurance segment in the first quarter of 2015 compared with 6.1 percentage points in the same period of 2014. Results for our commercial insurance business in the first quarter of 2015 and 2014 benefited from favorable prior year loss development and our disciplined risk selection in recent years.

Multiple peril results were profitable in the first quarter of 2015 and 2014, but more so in 2014. The 5.1 percentage point increase in the combined ratio in the first quarter of 2015 compared with the same period of 2014 was due to worse results for the property component of this business. Results for the property component of this business were unprofitable in the first quarter of 2015 compared with highly profitable results in the same period of 2014, reflecting unfavorable prior year loss development in the first quarter of 2015 and favorable prior year loss development in the same period of 2014. Results for the liability component of this business were highly profitable in the first quarter of 2015 compared with modestly profitable results in the same period of 2014. The impact of catastrophes accounted for 9.6 percentage points of the combined ratio for the multiple peril class in the first quarter of 2015 compared with 9.4 percentage points in the same period of 2014.

Casualty results were profitable in the first quarter of 2015 and 2014, but more so in 2014. The 4.0 percentage point increase in the combined ratio in the first quarter of 2015 compared with the same period of 2014 was due mainly to less profitable results in the excess liability component of this business. Results for the primary liability component were profitable in the first quarter of 2015 compared with near breakeven results in the same period of 2014. Results for the automobile component were slightly unprofitable in the first quarter of 2015 compared with modestly profitable results in the same period of 2014. Results for the excess liability component were highly profitable in the first quarter of 2015 and 2014, but more so in 2014. Excess liability results in the first quarter of both years benefited from substantial favorable prior year loss development driven mainly by lower than expected claim severity. Casualty results were adversely affected by incurred losses related to asbestos and toxic waste claims in the first quarter of 2015. Our analysis of these exposures resulted in an increase in the estimate of our ultimate liabilities. Such losses represented 2.0 percentage points of the combined ratio for our casualty business in the first quarter of 2015, compared with an insignificant impact in the same period of 2014.

Workers’ compensation results were similarly profitable in the first quarter of 2015 and 2014. Results in the first quarter of both years reflected favorable prior year loss development as well as our disciplined risk selection during the past several years.

Property and marine results were also similarly profitable in the first quarter of 2015 and 2014. Results in the first quarter of 2015 reflected a lower impact of catastrophes compared with the same period of 2014, but results in the first quarter of 2014 benefited from favorable prior year loss development. The impact of catastrophes accounted for 4.7 percentage points of the combined ratio in the first quarter of 2015 compared with 14.6 percentage points in the same period of 2014.

Specialty Insurance

Net premiums written in our specialty insurance segment, which represented 20% of our total net premiums written in the first quarter of 2015, were flat in the first quarter of 2015 compared with the same period of 2014. Net premiums written for the classes of business within the specialty insurance segment were as follows:

	Quarter Ended March 31		% Increase
	2015	2014	(Decrease)
	(in millions)
Professional liability	$545	$552	(1)%
Surety	76	72	6

Total specialty	$621	$624	—

Growth in net premiums written in our specialty insurance segment in the first quarter of 2015 compared with the same period of 2014 reflected the negative effect of foreign currency translation. Premium growth excluding the effect of foreign currency translation was 4%.

The decrease in net premiums written for our professional liability business in the first quarter of 2015 was driven by a significant decline in net premiums written outside the United States, due to the negative effect of foreign currency translation. Net premiums written in the United States were modestly higher in the first quarter of 2015 compared with the same period of 2014. Overall premium growth in our professional liability business continued to reflect our focus on profitability in the pricing of renewal policies and new business, in what remains a competitive marketplace. Retention levels for this business remained strong and were modestly higher in the first quarter of 2015 compared with those in the same period of 2014, both inside and outside the United States. New business increased in the United States in the first quarter of 2015 compared with the same period of 2014, but decreased slightly outside the United States. The new business volume in the first quarter of 2015, particularly in the United States, reflected opportunities to write suitably priced business in select classes due to the positive pricing trends in the market over the last few years. Average renewal rates in the United States for our professional liability business were up in the first quarter of 2015 compared with expiring rates, with increases occurring in most classes of this business. Average renewal rates outside the United States were flat in the first quarter of 2015 compared with expiring rates. On average, the amounts of insured exposures upon renewal were up slightly in the United States and close to flat outside the United States in the first quarter of 2015.

The increase in net premiums written for our surety business in the first quarter of 2015 compared with the same period of 2014 was driven by an increase in premiums written outside the United States, particularly in Latin America. Net premiums written in the United States for our surety business were flat in the first quarter of 2015. Premiums written in our surety business depend significantly on the extent to which our existing customers are awarded contracts to perform services. As a result, premium growth in our surety business can often vary from period to period.

Our specialty insurance business produced profitable underwriting results in the first quarter of 2015 and 2014, but more so in 2015. The combined loss and expense ratios for the classes of business within the specialty insurance segment were as follows:

	Quarter Ended March 31
	2015	2014

Professional liability	85.2%	84.6%
Surety	54.8	122.9
Total specialty	81.9	88.9

The 7.0 percentage point decrease in the combined loss and expense ratio for our specialty insurance segment in the first quarter of 2015 compared with the same period of 2014 was driven by improved results for our surety business.

Professional liability results were profitable in the first quarter of 2015 and 2014. The 0.6 of a percentage point increase in the combined ratio for this business in the first quarter of 2015 compared with the same period of 2014 was due to a slightly lower amount of favorable prior year loss development, offset in part by slightly improved current accident year results compared with the same period of 2014.

Results for the directors and officers liability and fiduciary liability classes were highly profitable in the first quarter of 2015 and 2014, but more so in 2014. Results for these classes reflected favorable prior year loss development in the first quarter of both years, but more so in 2014. Results for the fidelity class were also highly profitable in the first quarter of 2015 and 2014. Results for the employment practices liability class were modestly unprofitable in the first quarter of 2015 compared with slightly unprofitable results in the same period of 2014. Results for the errors and omissions liability class were highly profitable in the first quarter of 2015 compared with highly unprofitable results in the same period of 2014. Results for this class reflected favorable prior year loss development in the first quarter of 2015 compared with unfavorable prior year loss development in the same period of 2014.

Surety results were profitable in the first quarter of 2015 compared with unprofitable results in the same period of 2014. The combined ratio was 68.1 percentage points lower in the first quarter of 2015 compared with the same period of 2014. The higher combined ratio in the first quarter of 2014 was due to one large loss outside the United States. Our surety business tends to be characterized by losses that are infrequent but have the potential to be highly severe.

Reinsurance Assumed

Net premiums written in our runoff reinsurance assumed business were not significant in the first quarter of 2015 or 2014. Results for this business were breakeven in the first quarter of both years.

Catastrophe Risk Management

Our property and casualty insurance subsidiaries have exposure to losses caused by natural perils such as hurricanes and other windstorms, earthquakes, severe winter weather and brush fires as well as from man-made catastrophic events such as terrorism. The frequency and severity of catastrophes are inherently unpredictable.

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

Catastrophe modeling generally relies on multiple inputs based on experience, science, engineering and history, and the selection of those inputs requires a significant amount of judgment. Also, the modeling results may fail to account for risks that are outside the range of normal probability or are otherwise unforeseen. Because of this, actual results may differ materially from those derived from our modeling exercises.

We also continue to assess how changes in catastrophe risk, including the potential impact of global climate change, may affect our ability to manage our exposure under the insurance policies we issue, as well as how laws and regulations intended to combat climate change may affect us.

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

Incurred but not reported (IBNR) reserve estimates are generally calculated by first projecting the ultimate cost of all claims that have occurred and then subtracting reported losses and loss expenses. Reported losses include cumulative paid losses and loss expenses plus case reserves. The IBNR reserve includes a provision for claims that have occurred but have not yet been reported to us, some of which are not yet known to the insured, as well as a provision for future development on reported claims. A relatively large proportion of our net loss reserves, particularly for long tail liability classes, are reserves for IBNR losses. In fact, about 75% of our aggregate net loss reserves at March 31, 2015 were for IBNR losses.

Our gross case and IBNR loss reserves and related reinsurance recoverable by class of business were as follows:

	Gross Loss Reserves			Reinsurance	Net Loss
March 31, 2015	Case	IBNR	Total	Recoverable	Reserves
	(in millions)

Personal insurance
Automobile	$248	$145	$393	$13	$380
Homeowners	467	516	983	32	951
Other	311	747	1,058	65	993

Total personal	1,026	1,408	2,434	110	2,324

Commercial insurance
Multiple peril	587	1,209	1,796	36	1,760
Casualty	1,326	5,500	6,826	407	6,419
Workers’ compensation	1,138	2,113	3,251	291	2,960
Property and marine	748	475	1,223	340	883

Total commercial	3,799	9,297	13,096	1,074	12,022

Specialty insurance
Professional liability	1,109	5,406	6,515	271	6,244
Surety	17	66	83	5	78

Total specialty	1,126	5,472	6,598	276	6,322

Total insurance	5,951	16,177	22,128	1,460	20,668

Reinsurance assumed	134	253	387	123	264

Total	$6,085	$16,430	$22,515	$1,583	$20,932

	Gross Loss Reserves			Reinsurance	Net Loss
December 31, 2014	Case	IBNR	Total	Recoverable	Reserves
	(in millions)

Personal insurance
Automobile	$260	$151	$411	$14	$397
Homeowners	438	353	791	43	748
Other	331	739	1,070	70	1,000

Total personal	1,029	1,243	2,272	127	2,145

Commercial insurance
Multiple peril	596	1,194	1,790	40	1,750
Casualty	1,412	5,514	6,926	412	6,514
Workers’ compensation	1,116	2,091	3,207	289	2,918
Property and marine	773	465	1,238	355	883

Total commercial	3,897	9,264	13,161	1,096	12,065

Specialty insurance
Professional liability	1,180	5,587	6,767	287	6,480
Surety	18	62	80	5	75

Total specialty	1,198	5,649	6,847	292	6,555

Total insurance	6,124	16,156	22,280	1,515	20,765

Reinsurance assumed	145	253	398	124	274

Total	$6,269	$16,409	$22,678	$1,639	$21,039

Loss reserves, net of reinsurance recoverable, decreased by $107 million during the first quarter of 2015. The decrease in loss reserves during the first quarter of 2015 included a decrease of $367 million related to the effect of foreign currency translation, due to a stronger U.S. dollar relative to the currencies in which our loss reserves were held at March 31, 2015 compared with December 31, 2014. The decrease in loss reserves also reflected an increase of $184 million related to catastrophe losses. Loss reserves related to our insurance business decreased by $97 million and loss reserves related to our runoff reinsurance assumed business decreased by $10 million.

The increase in gross loss reserves in the homeowners class during the first quarter of 2015 was driven by catastrophe and other weather-related losses. The decrease in gross loss reserves in the professional liability classes reflected the effect of foreign currency translation as well as payment activity and favorable prior year loss development. The decrease in gross loss reserves in the casualty classes was due primarily to the effect of foreign currency translation.

In establishing the loss reserves of our property and casualty insurance subsidiaries, we consider facts currently known and the present state of the law and coverage litigation. Based on all information currently available, we believe that the aggregate net loss reserves at March 31, 2015 were adequate to cover claims for losses that had occurred as of that date, including both those known to us and those yet to be reported. However, as discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014, there are significant uncertainties inherent in the loss reserving process. It is therefore possible that management’s estimate of the ultimate liability for losses that had occurred as of March 31, 2015 may change, which could have a material effect on the Corporation’s results of operations and financial condition.

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

We estimate that we experienced overall favorable development of about $110 million during the first quarter of 2015 compared with favorable development of about $160 million in the same period of 2014, on net loss reserves established as of the respective prior year end.

The favorable development in the first quarter of 2015 was primarily in the professional liability classes due to favorable loss experience related mainly to accident years 2011 and prior, and in the commercial liability classes due to favorable loss experience related mainly to accident years 2012 and prior. The favorable development in the first quarter of 2014 was primarily in the professional liability classes due to favorable loss experience related mainly to accident years 2007 and prior, in the commercial liability classes due to favorable loss experience related mainly to accident years 2012 and prior, and in the commercial property classes due mainly to lower than expected severity primarily in the 2013 accident year.

Investment Results

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

Property and casualty investment income before taxes decreased by 6% in the first quarter of 2015 compared with the same period in 2014. The decrease was due primarily to a decline in the average yield of our property and casualty subsidiaries’ investment portfolio and, to a lesser extent, the impact of foreign currency translation, partially offset by the impact of an increase in our average invested assets. The decrease in the average yield on the investment portfolio primarily resulted from lower reinvestment yields on securities that we purchased to replace fixed maturities that matured, were redeemed by the issuer or were sold since the first quarter of 2014. While the property and casualty subsidiaries generated substantial operating cash flows in the last nine months of 2014 and the first quarter of 2015, average invested assets were impacted by substantial dividend distributions made by the property and casualty subsidiaries to Chubb during 2014. As a result of the dividend distributions, our property and casualty subsidiaries held only a slightly higher amount of average invested assets in the first quarter of 2015 compared with the same period of 2014.

The effective tax rate on our investment income was 17.8% in the first quarter of 2015 compared with 18.8% in the same period of 2014. The effective tax rate on our investment income is lower than the U.S. statutory tax rate since a portion of our investment income is tax exempt interest income. The effective tax rate fluctuates as the proportion of tax exempt investment income relative to total investment income changes from period to period.

On an after-tax basis, property and casualty investment income decreased by 5% in the first quarter of 2015 compared with the same period of 2014. The after-tax annualized yield on our property and casualty subsidiaries’ investment portfolio was 2.65% and 2.80% in the first quarter of 2015 and 2014, respectively.

Other Income and Charges

Other income and charges, which includes miscellaneous income and expenses of the property and casualty subsidiaries, was not significant in the first quarter of 2015 and 2014.

Corporate and Other

Corporate and other comprises investment income earned on corporate invested assets, interest expense and other expenses not allocated to our operating subsidiaries and the results of our non-insurance subsidiaries.

Corporate and other produced a loss before taxes of $62 million in the first quarter of 2015 compared with a loss of $60 million for the same period of 2014.

Realized Investment Gains and Losses

Net realized investment gains and losses were as follows:

	Quarter Ended March 31
	2015	2014
	(in millions)

Net realized gains (losses)
Fixed maturities	$8	$(3)
Equity securities	16	66
Other invested assets	10	53

	34	116

Other-than-temporary impairment losses
Fixed maturities	(1)	—
Equity securities	(22)	—

	(23)	—

Realized investment gains before tax	$11	$116

Realized investment gains after tax	$8	$75

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

The net realized gains of the limited partnerships reported in the first quarter of 2015 primarily reflected the positive performance of the U.S. equity markets in the fourth quarter of 2014. The net realized gains of the limited partnerships reported in the first quarter of 2014 primarily reflected the positive performance of the global equity and high yield investment markets in the fourth quarter of 2013.

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

Capital Resources

Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. At March 31, 2015, the Corporation had shareholders’ equity of $16.2 billion and total debt of $3.3 billion.

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

In January 2014, the Board of Directors authorized the repurchase of up to $1.5 billion of Chubb’s common stock. Repurchases under this authorization were completed in January 2015. On January 29, 2015, the Board of Directors authorized the repurchase of up to $1.3 billion of Chubb’s common stock. During the first quarter of 2015, under these two authorizations we repurchased 3,234,526 shares of Chubb’s common stock in open market transactions at a cost of $326 million. As of March 31, 2015, $1,026 million remained under the January 2015 authorization. This authorization has no expiration date. We expect to complete the repurchase of shares under this authorization by the end of January 2016, subject to market conditions and other factors.

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

Chubb’s issuer credit ratings and its property and casualty subsidiaries’ financial strength ratings were provided in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014. As of April 30, 2015, they were unchanged except that on April 16, 2015, A.M. Best raised the issuer credit rating for Chubb’s senior unsecured debt to “aa” from “aa-” and for junior subordinated capital securities to “a+” from “a”.

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

The Corporation’s liquidity requirements in the past have generally been met by funds from operations and we expect that funds from operations will continue to be sufficient to meet such requirements in the future. Liquidity requirements could also be met by funds received upon the maturity or sale of marketable securities in our investment portfolio. Chubb also has the ability to borrow under its $500 million credit facility and we believe we could issue debt or equity securities.

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

During the first quarter of 2015, the property and casualty subsidiaries paid dividends of $395 million to Chubb. Whether any dividends the property and casualty subsidiaries may pay during the remainder of 2015 require regulatory approval will depend on the amount and timing of the dividend payments. As of March 31, 2015, the maximum aggregate dividend distribution that may be made by the subsidiaries to Chubb during the remainder of 2015 without prior regulatory approval was approximately $1.5 billion.

The Corporation’s strong underwriting and investment results generated substantial positive operating cash flows of $530 million and $372 million in the first quarter of 2015 and 2014, respectively. The cash provided by operating activities increased approximately $160 million in the first quarter of 2015 compared with the same period of 2014 primarily as a result of lower loss payments and, to a lesser extent, higher premium collections, partially offset by higher tax payments.

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

Our objective is to achieve an appropriate mix of taxable and tax exempt securities in our portfolio to balance both investment and tax strategies. At March 31, 2015, 65% of our U.S. fixed maturity portfolio was invested in tax exempt securities. At March 31, 2015, about 75% of our tax exempt securities were rated Aa or better, with about 15% rated Aaa. The average rating of our tax exempt securities was Aa. While about 10% of our tax exempt securities were insured, the effect of insurance on the average credit rating of these securities was insignificant. The insured tax exempt securities in our portfolio have been selected based on the quality of the underlying credit and not the value of the credit insurance enhancement.

At March 31, 2015, 8% of our taxable fixed maturity portfolio was invested in U.S. government and government agency and authority obligations other than mortgage-backed securities and had an average rating of Aa. About 75% of the U.S. government and government agency and authority obligations other than mortgage-backed securities were U.S. Treasury securities with an average rating of Aaa and the remainder were taxable bonds issued by states, municipalities and political subdivisions within the United States with an average rating of Aa.

At March 31, 2015, 51% of our taxable fixed maturity portfolio consisted of corporate bonds that were issued by a diverse group of U.S. and foreign issuers and had an average rating of A. About 60% of our corporate bonds were issued by U.S. companies and about 40% were issued by foreign companies. At March 31, 2015, about 5% of our foreign corporate bonds were below investment grade.

At March 31, 2015, 34% of our taxable fixed maturity portfolio was invested in foreign government and government agency obligations, which had an average rating of Aa. The foreign government and government agency obligations consisted of high quality securities, primarily issued or guaranteed by national governments and, to a lesser extent, government agencies, regional governments and supranational organizations. The five largest sovereign issuers within our portfolio were Canada, the United Kingdom, Germany, Australia and Brazil, which collectively accounted for about 75% of our total foreign government and government agency obligations. Another 7% of our total foreign government and government agency obligations were issued by supranational organizations. At March 31, 2015, none of our foreign government and government agency obligations were below investment grade. We did not hold any foreign government or government agency obligations that have third party guarantees.

At March 31, 2015, 7% of our taxable fixed maturity portfolio was invested in mortgage-backed securities. About 95% of the mortgage-backed securities were rated Aaa. About half of the remaining 5% were below investment grade. Of the Aaa rated securities, 88% were call protected, commercial mortgage-backed securities (CMBS). All of our CMBS were senior securities with the highest level of credit support. The other 12% of the Aaa rated securities were residential mortgage-backed securities, consisting of government agency pass-through securities guaranteed by a government agency or a government sponsored enterprise and collateralized mortgage obligations backed by single family home mortgages.

The net unrealized appreciation before tax of our fixed maturities and equity securities carried at fair value was $2.9 billion at March 31, 2015 compared with net unrealized appreciation before tax of $2.7 billion at December 31, 2014. Such unrealized appreciation is reflected in accumulated other comprehensive income, net of applicable deferred income taxes.

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

At March 31, 2015 and December 31, 2014, a pricing service provided fair value amounts for approximately 99% of our fixed maturities. The prices we obtain from a pricing service and brokers generally are non-binding, but are reflective of current market transactions in the applicable financial instruments.

At March 31, 2015 and December 31, 2014, we held an insignificant amount of financial instruments in our investment portfolio for which a lack of market liquidity impacted our determination of fair value.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

For the Corporation’s disclosures about market risk, see Item 7A in Part II of Chubb’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to the Corporation’s disclosures about market risk in Item 7A of Chubb’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4 — Controls and Procedures

As of March 31, 2015, an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) was performed under the supervision and with the participation of the Corporation’s management, including Chubb’s chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2015.

During the quarter ended March 31, 2015, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A — Risk Factors

For a discussion of the Corporation’s potential risks and uncertainties that could have a material adverse effect on our business, results of operations, profitability, financial condition, liquidity or cash flows and that could cause our operating results to vary significantly from period to period, see Item 1A in Part I of Chubb’s Annual Report on Form 10-K for the year ended December 31, 2014. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could have a material adverse effect on our business, results of operations, profitability, financial condition, liquidity or cash flows.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes Chubb’s stock repurchased each month in the quarter ended March 31, 2015:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
				(in millions)
Period
January 1 – January 31	510,185	$102.49	510,185	$1,300

February 1 – February 28	1,858,188	100.27	1,858,188	1,114

March 1 – March 31	866,153	100.82	866,153	1,026

Total	3,234,526	100.77	3,234,526

(a)	On January 30, 2014, the Board of Directors authorized the repurchase of up to $1.5 billion of Chubb’s common stock. In January 2015, Chubb repurchased $52 million of its common stock remaining under the January 30, 2014 authorization. On January 29, 2015, the Board of Directors authorized the repurchase of up to $1.3 billion of Chubb’s common stock. The January 29, 2015 authorization has no expiration date.

Item 6 — Exhibits

Exhibit Number		Description
	-	Material Contracts
10.1*		Schedule of Salary Actions for Named Executive Officers incorporated by reference to Exhibit (10.1) of the registrant’s Current Report on Form 8-K filed on March 3, 2015.
10.2*		Form of Performance Unit Award Agreement under The Chubb Corporation Long-Term Incentive Plan (2014) incorporated by reference to Exhibit (10.2) of the registrant’s Current Report on Form 8-K filed on March 3, 2015.
10.3*		Form of Restricted Stock Unit Agreement under The Chubb Corporation Long-Term Incentive Plan (2014) incorporated by reference to Exhibit (10.3) of the registrant’s Current Report on Form 8-K filed on March 3, 2015.
10.4*		Description of Non-Employee Director Compensation incorporated by reference to Exhibit (10.33) of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2014.

	-	Rule 13a-14(a)/15d-14(a) Certifications
31.1		Certification by John D. Finnegan filed herewith.
31.2		Certification by Richard G. Spiro filed herewith.

	-	Section 1350 Certifications
32.1		Certification by John D. Finnegan filed herewith.
32.2		Certification by Richard G. Spiro filed herewith.

	-	Interactive Data File
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

*	This exhibit is a management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Chubb Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHUBB CORPORATION

(Registrant)

By:	/s/ John J. Kennedy
John J. Kennedy
Senior Vice President and Chief Accounting Officer

Date: May 6, 2015