Form 10-Q
period 2015-06-30
CHUBB CORP
filed 2015-08-06
CIK 20171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of common stock outstanding as of June 30, 2015 was 226,977,329.

THE CHUBB CORPORATION

Part I. FINANCIAL INFORMATION

Item 1 — Financial Statements

THE CHUBB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

PERIODS ENDED JUNE 30

(in millions)

	Second Quarter		Six Months
	2015	2014	2015	2014
Revenues
Premiums Earned	$3,133	$3,064	$6,238	$6,093
Investment Income	334	351	673	709
Other Revenues	2	2	4	5
Realized Investment Gains (Losses), Net
Total Other-Than-Temporary Impairment Losses on Investments	—	(5)	(23)	(5)
Other Realized Investment Gains, Net	20	130	54	246

Total Realized Investment Gains, Net	20	125	31	241

Total Revenues	3,489	3,542	6,946	7,048

Losses and Expenses
Losses and Loss Expenses	1,707	1,792	3,627	3,637
Amortization of Deferred Policy Acquisition Costs	652	630	1,278	1,252
Other Insurance Operating Costs and Expenses	353	366	700	722
Investment Expenses	11	9	23	20
Other Expenses	2	5	6	10
Corporate Expenses	86	62	152	126

Total Losses and Expenses	2,811	2,864	5,786	5,767

Income Before Federal and Foreign Income Tax	678	678	1,160	1,281
Federal and Foreign Income Tax	184	179	291	333

Net Income	$494	$499	$869	$948

Net Income Per Share

Basic	$2.14	$2.03	$3.75	$3.84
Diluted	2.14	2.03	3.74	3.83

Dividends Declared Per Share	.57	.50	1.14	1.00

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

PERIODS ENDED JUNE 30

(in millions)

	Second Quarter		Six Months
	2015	2014	2015	2014
Net Income	$494	$499	$869	$948

Other Comprehensive Income (Loss), Net of Tax
Change in Unrealized Appreciation of Investments	(375)	238	(266)	473
Change in Postretirement Benefit Costs Not Yet Recognized in Net Income	7	5	24	11
Foreign Currency Translation Gains (Losses)	15	4	(161)	(15)

	(353)	247	(403)	469

Comprehensive Income	$141	$746	$466	$1,417

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions)

	June 30 2015	December 31 2014
Assets

Invested Assets
Short Term Investments	$1,411	$1,318
Fixed Maturities (cost $36,467 and $36,958)	37,880	38,780
Equity Securities (cost $1,083 and $1,089)	1,957	1,964
Other Invested Assets	1,429	1,423

TOTAL INVESTED ASSETS	42,677	43,485

Cash	50	47
Accrued Investment Income	415	410
Premiums Receivable	2,603	2,560
Reinsurance Recoverable on Unpaid Losses and Loss Expenses	1,550	1,639
Prepaid Reinsurance Premiums	240	256
Deferred Policy Acquisition Costs	1,308	1,284
Goodwill	467	467
Deferred Income Tax	130	—
Other Assets	1,286	1,138

TOTAL ASSETS	$50,726	$51,286

Liabilities

Unpaid Losses and Loss Expenses	$22,506	$22,678
Unearned Premiums	6,633	6,581
Long Term Debt	3,300	3,300
Dividend Payable to Shareholders	131	117
Deferred Income Tax	—	15
Accrued Expenses and Other Liabilities	2,238	2,299

TOTAL LIABILITIES	34,808	34,990

Shareholders’ Equity

Common Stock - $1 Par Value; 371,980,460 Shares	372	372
Paid-In Surplus	156	171
Retained Earnings	24,125	23,520
Accumulated Other Comprehensive Income	707	1,110
Treasury Stock, at Cost - 145,003,131 and 139,551,071 Shares	(9,442)	(8,877)

TOTAL SHAREHOLDERS’ EQUITY	15,918	16,296

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$50,726	$51,286

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30

(in millions)

	2015	2014
Common Stock
Balance, Beginning and End of Period	$372	$372

Paid-In-Surplus
Balance, Beginning of Year	171	171
Changes Related to Stock-Based Employee Compensation (includes tax benefit of $3 and $14)	(15)	(42)

Balance, End of Period	156	129

Retained Earnings
Balance, Beginning of Year	23,520	21,902
Net Income	869	948
Dividends Declared (per share $1.14 and $1.00)	(264)	(246)

Balance, End of Period	24,125	22,604

Accumulated Other Comprehensive Income
Unrealized Appreciation of Investments Including Unrealized Other-Than-Temporary Impairment Losses
Balance, Beginning of Year	1,753	1,225
Change During Period, Net of Tax	(266)	473

Balance, End of Period	1,487	1,698

Postretirement Benefit Costs Not Yet Recognized in Net Income
Balance, Beginning of Year	(589)	(253)
Change During Period, Net of Tax	24	11

Balance, End of Period	(565)	(242)

Foreign Currency Translation Gains (Losses)
Balance, Beginning of Year	(54)	63
Change During Period, Net of Tax	(161)	(15)

Balance, End of Period	(215)	48

Accumulated Other Comprehensive Income, End of Period	707	1,504

Treasury Stock, at Cost
Balance, Beginning of Year	(8,877)	(7,383)
Repurchase of Shares	(604)	(784)
Shares Issued Under Stock-Based Employee Compensation Plans	39	56

Balance, End of Period	(9,442)	(8,111)

TOTAL SHAREHOLDERS’ EQUITY	$15,918	$16,498

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30

(in millions)

	2015	2014
Cash Flows from Operating Activities
Net Income	$869	$948
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Increase in Unpaid Losses and Loss Expenses, Net	218	87
Increase in Unearned Premiums, Net	177	192
Amortization of Premiums and Discounts on Fixed Maturities	114	93
Depreciation	25	27
Realized Investment Gains, Net	(31)	(241)
Other, Net	(290)	(328)

Net Cash Provided by Operating Activities	1,082	778

Cash Flows from Investing Activities
Proceeds from Fixed Maturities
Sales	2,401	2,377
Maturities, Calls and Redemptions	1,917	2,067
Proceeds from Sales of Equity Securities	28	136
Purchases of Fixed Maturities	(4,421)	(4,884)
Purchases of Equity Securities	(32)	(97)
Investments in Other Invested Assets, Net	16	112
Decrease (Increase) in Short Term Investments, Net	(113)	259
Change in Receivable or Payable from Security Transactions Not Settled, Net	31	278
Purchases of Property and Equipment, Net	(37)	(26)
Other, Net	—	(3)

Net Cash Provided by (Used in) Investing Activities	(210)	219

Cash Flows from Financing Activities
Decrease in Funds Held Under Deposit Contracts	(1)	(1)
Proceeds from Issuance of Common Stock Under Stock-Based Employee Compensation Plans	6	15
Repurchase of Shares	(624)	(774)
Dividends Paid to Shareholders	(250)	(234)

Net Cash Used in Financing Activities	(869)	(994)

Net Increase in Cash	3	3

Cash at Beginning of Year	47	52

Cash at End of Period	$50	$55

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

2) Merger Agreement with ACE Limited

On June 30, 2015, Chubb entered into an Agreement and Plan of Merger (Merger Agreement), with ACE Limited (ACE), a company organized under the laws of Switzerland, and William Investment Holdings Corporation (Merger Sub), a New Jersey corporation and a wholly owned indirect subsidiary of ACE, pursuant to which Merger Sub will merge with and into Chubb, with Chubb surviving as a wholly owned indirect subsidiary of ACE (the Merger). At the effective time of the Merger, each share (except for certain shares held by ACE, Chubb or their subsidiaries) of common stock of Chubb, par value $1.00 per share, will be converted into the right to receive 0.6019 of a common share of ACE, par value CHF 24.15 per share, and $62.93 in cash.

The Board of Directors of Chubb (the Board) unanimously approved the Merger Agreement and the transactions contemplated thereby, including the Merger. The closing of the Merger is subject to the approval of the Merger Agreement by the affirmative vote of two-thirds of the votes cast by Chubb shareholders at a special Chubb shareholder meeting. The closing of the Merger is also subject to various customary conditions, including approval by ACE shareholders of certain matters and receipt of required governmental approvals, including insurance regulatory approvals and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The transaction is expected to close during the first quarter of 2016.

The Merger Agreement contains certain termination rights for both Chubb and ACE and further provides that, upon termination under specified circumstances, Chubb would be required to pay to ACE a termination fee of $930 million. No such termination fee has been accrued as of June 30, 2015.

Pursuant to the Merger Agreement, until the effective time of the Merger or termination of the Merger Agreement, the Corporation is required to conduct its business in the ordinary course in all material respects and, without the prior written consent of ACE, cannot take certain actions, except in each case as permitted pursuant to the Merger Agreement.

3) Accounting Pronouncements Not Yet Adopted

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

4) Invested Assets

(a) The amortized cost and fair value of fixed maturities and equity securities were as follows:

	June 30, 2015
	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
	(in millions)
Fixed maturities
Tax exempt	$19,433	$890	$79	$20,244

Taxable
U.S. government and government agency and authority obligations	1,241	41	3	1,279
Corporate bonds	8,723	284	34	8,973
Foreign government and government agency obligations	5,941	287	7	6,221
Residential mortgage-backed securities	158	17	1	174
Commercial mortgage-backed securities	971	19	1	989

	17,034	648	46	17,636

Total fixed maturities	$36,467	$1,538	$125	$37,880

Equity securities	$1,083	$887	$13	$1,957

	December 31, 2014
	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
	(in millions)
Fixed maturities
Tax exempt	$18,614	$1,174	$16	$19,772

Taxable
U.S. government and government agency and authority obligations	1,962	46	1	2,007
Corporate bonds	8,741	327	40	9,028
Foreign government and government agency obligations	6,380	295	3	6,672
Residential mortgage-backed securities	192	20	1	211
Commercial mortgage-backed securities	1,069	22	1	1,090

	18,344	710	46	19,008

Total fixed maturities	$36,958	$1,884	$62	$38,780

Equity securities	$1,089	$894	$19	$1,964

The fair value and amortized cost of fixed maturities at June 30, 2015 by contractual maturity were as follows:

	Fair Value	Amortized Cost
	(in millions)
Due in one year or less	$2,239	$2,220
Due after one year through five years	12,211	11,745
Due after five years through ten years	13,567	12,939
Due after ten years	8,700	8,434

	36,717	35,338
Residential mortgage-backed securities	174	158
Commercial mortgage-backed securities	989	971

	$37,880	$36,467

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

(b) The components of unrealized appreciation or depreciation, including unrealized other-than-temporary impairment losses, of investments carried at fair value were as follows:

	June 30 2015	December 31 2014
	(in millions)
Fixed maturities
Gross unrealized appreciation	$1,538	$1,884
Gross unrealized depreciation	125	62

	1,413	1,822

Equity securities
Gross unrealized appreciation	887	894
Gross unrealized depreciation	13	19

	874	875

	2,287	2,697
Deferred income tax liability	800	944

	$1,487	$1,753

The following table summarizes, for all investment securities in an unrealized loss position at June 30, 2015, the aggregate fair value and gross unrealized depreciation, including unrealized other-than-temporary impairment losses, by investment category and length of time that individual securities have continuously been in an unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
	(in millions)
Fixed maturities
Tax exempt	$3,868	$59	$251	$20	$4,119	$79

Taxable
U.S. government and government agency and authority obligations	306	2	10	1	316	3
Corporate bonds	1,682	22	432	12	2,114	34
Foreign government and government agency obligations	510	6	61	1	571	7
Residential mortgage-backed securities	—	—	5	1	5	1
Commercial mortgage-backed securities	96	1	37	—	133	1

	2,594	31	545	15	3,139	46

Total fixed maturities	6,462	90	796	35	7,258	125

Equity securities	99	11	3	2	102	13

	$6,561	$101	$799	$37	$7,360	$138

At June 30, 2015, approximately 1,330 individual fixed maturities and 20 individual equity securities were in an unrealized loss position. The Corporation does not have the intent to sell and it is not more likely than not that the Corporation will be required to sell these fixed maturities before the securities recover to their amortized cost value. In addition, the Corporation believes that none of the declines in the fair values of these fixed maturities relate to credit losses. The Corporation has the intent and ability to hold the equity securities in an unrealized loss position for a period of time sufficient to allow for the recovery of cost. The Corporation believes that none of the declines in the fair value of these fixed maturities and equity securities were other than temporary at June 30, 2015.

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

The change in unrealized appreciation or depreciation of investments carried at fair value, including the change in unrealized other-than-temporary impairment losses, was as follows:

	Periods Ended June 30
	Second Quarter		Six Months
	2015	2014	2015	2014
	(in millions)
Change in unrealized appreciation of fixed maturities	$(561)	$255	$(409)	$617
Change in unrealized appreciation of equity securities	(16)	111	(1)	110

	(577)	366	(410)	727
Deferred income tax (credit)	(202)	128	(144)	254

	$(375)	$238	$(266)	$473

(c) Realized investment gains and losses were as follows:

	Periods Ended June 30
	Second Quarter		Six Months
	2015	2014	2015	2014
	(in millions)
Fixed maturities
Gross realized gains	$17	$69	$30	$77
Gross realized losses	(13)	(17)	(18)	(28)
Other-than-temporary impairment losses	—	(4)	(1)	(4)

	4	48	11	45

Equity securities
Gross realized gains	—	23	16	89
Other-than-temporary impairment losses	—	(1)	(22)	(1)

	—	22	(6)	88

Other invested assets	16	55	26	108

	$20	$125	$31	$241

(d) As of June 30, 2015 and December 31, 2014, fixed maturities still held by the Corporation for which a portion of their other-than-temporary impairment losses were recognized in other comprehensive income had cumulative credit-related losses of $17 million and $18 million, respectively, recognized in net income.

5) Comprehensive Income

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

The components of other comprehensive income or loss were as follows:

	Periods Ended June 30, 2015
	Second Quarter			Six Months
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
	(in millions)
Net unrealized holding losses arising during the period	$(573)	$(200)	$(373)	$(405)	$(142)	$(263)
Reclassification adjustment for net realized gains included in net income	4	2	2	5	2	3

Net unrealized losses recognized in other comprehensive income	(577)	(202)	(375)	(410)	(144)	(266)

Postretirement benefit gain (loss) not yet recognized in net income arising during the year	(4)	(1)	(3)	5	2	3
Reclassification adjustment for the amortization of net actuarial loss and prior service cost included in net income (a)	(16)	(6)	(10)	(32)	(11)	(21)

Net change in postretirement benefit costs not yet recognized in net income	12	5	7	37	13	24

Foreign currency translation gains (losses)	23	8	15	(247)	(86)	(161)

Total other comprehensive loss	$(542)	$(189)	$(353)	$(620)	$(217)	$(403)

	Periods Ended June 30, 2014
	Second Quarter			Six Months
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
	(in millions)
Net unrealized holding gains arising during the period	$436	$153	$283	$860	$301	$559
Reclassification adjustment for net realized gains included in net income	70	25	45	133	47	86

Net unrealized gains recognized in other comprehensive income	366	128	238	727	254	473

Reclassification adjustment for the amortization of net actuarial loss and prior service cost included in net income (a)	(8)	(3)	(5)	(17)	(6)	(11)

Net change in postretirement benefit costs not yet recognized in net income	8	3	5	17	6	11

Foreign currency translation gains (losses)	6	2	4	(22)	(7)	(15)

Total other comprehensive income	$380	$133	$247	$722	$253	$469

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

Revenues and income before income tax of each operating segment were as follows:

	Periods Ended June 30
	Second Quarter		Six Months
	2015	2014	2015	2014
	(in millions)
Revenues
Property and casualty insurance
Premiums earned
Personal insurance	$1,137	$1,102	$2,250	$2,178
Commercial insurance	1,345	1,305	2,687	2,605
Specialty insurance	652	656	1,302	1,309

Total insurance	3,134	3,063	6,239	6,092

Reinsurance assumed	(1)	1	(1)	1

	3,133	3,064	6,238	6,093

Investment income	328	345	660	696

Total property and casualty insurance	3,461	3,409	6,898	6,789

Corporate and other	8	8	17	18
Realized investment gains, net	20	125	31	241

Total revenues	$3,489	$3,542	$6,946	$7,048

Income (loss) before income tax
Property and casualty insurance
Underwriting
Personal insurance	$89	$45	$59	$47
Commercial insurance	148	71	239	182
Specialty insurance	160	140	287	222

Total insurance	397	256	585	451

Reinsurance assumed	3	1	3	1

	400	257	588	452

Increase in deferred policy acquisition costs	28	21	45	34

Underwriting income	428	278	633	486

Investment income	318	336	639	677

Other charges	(7)	(2)	—	(4)

Total property and casualty insurance	739	612	1,272	1,159

Corporate and other	(81)	(59)	(143)	(119)
Realized investment gains, net	20	125	31	241

Total income before income tax	$678	$678	$1,160	$1,281

7) Fair Values of Financial Instruments

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

The methods and assumptions used to estimate the fair values of financial instruments are as follows:

(i)	The carrying value of short term investments approximates fair value due to the short maturities of these investments.

(ii)	Fair values of fixed maturities are determined by management, utilizing prices obtained from a third party, nationally recognized pricing service or, in the case of securities for which prices are not provided by a pricing service, from third party brokers. For fixed maturities that have quoted prices in active markets, market quotations are provided. For fixed maturities that do not trade on a daily basis, the pricing service and brokers provide fair value estimates using a variety of inputs including, but not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, reference data, prepayment rates and measures of volatility. Management reviews on an ongoing basis the reasonableness of the methodologies used by the relevant pricing service and brokers. In addition, management, using the prices received for the securities from the pricing service and brokers, determines the aggregate portfolio price performance and reviews it against applicable indices. If management believes that significant discrepancies exist, it will discuss these with the relevant pricing service or broker to resolve the discrepancies.

(iii)	Fair values of equity securities are determined by management, utilizing quoted market prices.

(iv)	Fair values of long term debt issued by Chubb are determined by management, utilizing prices obtained from a third party, nationally recognized pricing service.

The carrying values and fair values of financial instruments were as follows:

	June 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Assets
Invested assets
Short term investments	$1,411	$1,411	$1,318	$1,318
Fixed maturities	37,880	37,880	38,780	38,780
Equity securities	1,957	1,957	1,964	1,964

Liabilities
Long term debt	3,300	3,864	3,300	4,013

At June 30, 2015 and December 31, 2014, a pricing service provided fair value amounts for approximately 99% of the Corporation’s fixed maturities. The prices obtained from a pricing service and brokers generally are non-binding, but are reflective of current market transactions in the applicable financial instruments.

At June 30, 2015 and December 31, 2014, the Corporation held an insignificant amount of financial instruments in its investment portfolio for which a lack of market liquidity impacted the determination of fair value.

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

Level 3 – Significant unobservable inputs.

The fair value of financial instruments categorized based upon the lowest level of input that was significant to the fair value measurement was as follows:

	June 30, 2015
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Short term investments	$235	$1,176	$—	$1,411

Fixed maturities
Tax exempt	—	20,242	2	20,244

Taxable
U.S. government and government agency and authority obligations	—	1,279	—	1,279
Corporate bonds	—	8,784	189	8,973
Foreign government and government agency obligations	—	6,213	8	6,221
Residential mortgage-backed securities	—	172	2	174
Commercial mortgage-backed securities	—	945	44	989

	—	17,393	243	17,636

Total fixed maturities	—	37,635	245	37,880

Equity securities	1,951	—	6	1,957

	$2,186	$38,811	$251	$41,248

Liabilities
Long term debt	$—	$3,864	$—	$3,864

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Short term investments	$206	$1,112	$—	$1,318

Fixed maturities
Tax exempt	—	19,769	3	19,772

Taxable
U.S. government and government agency and authority obligations	—	2,007	—	2,007
Corporate bonds	—	8,912	116	9,028
Foreign government and government agency obligations	—	6,663	9	6,672
Residential mortgage-backed securities	—	210	1	211
Commercial mortgage-backed securities	—	1,090	—	1,090

	—	18,882	126	19,008

Total fixed maturities	—	38,651	129	38,780

Equity securities	1,958	—	6	1,964

	$2,164	$39,763	$135	$42,062

Liabilities
Long term debt	$—	$4,013	$—	$4,013

8) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Periods Ended June 30
	Second Quarter		Six Months
	2015	2014	2015	2014
	(in millions, except for per share amounts)
Basic earnings per share:
Net income	$494	$499	$869	$948

Weighted average shares outstanding	230.6	245.7	232.0	247.1

Basic earnings per share	$2.14	$2.03	$3.75	$3.84

Diluted earnings per share:
Net income	$494	$499	$869	$948

Weighted average shares outstanding	230.6	245.7	232.0	247.1
Additional shares from assumed issuance of shares under stock-based compensation awards	.4	.5	.6	.6

Weighted average shares and potential shares assumed outstanding for computing diluted earnings per share	231.0	246.2	232.6	247.7

Diluted earnings per share	$2.14	$2.03	$3.74	$3.83

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of the Corporation as of June 30, 2015 compared with December 31, 2014 and the results of operations for the six months and three months ended June 30, 2015 and 2014. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes contained in this report and the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in Chubb’s Annual Report on Form 10-K for the year ended December 31, 2014. References to “we,” “us” and “our” appearing in the Form 10-Q should be read as referring to the Corporation.

Cautionary Statement Regarding Forward-Looking Information

Certain statements in this document are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 (PSLRA). These forward-looking statements are made pursuant to the safe harbor provisions of the PSLRA and include statements regarding the pending acquisition of Chubb by ACE Limited (ACE) discussed below; the payment by Chubb and its property and casualty subsidiaries of dividends that may be used in connection with ACE’s funding of the cash consideration to be paid to Chubb shareholders in connection with the acquisition of Chubb by ACE discussed below; our loss reserve and reinsurance recoverable estimates; market conditions affecting us and our competitors in 2015, including premium volume, rate trends, pricing and competition; the cost of our property reinsurance program in 2015; property and casualty investment income; cash flows generated by our investments; currency rate fluctuations; and our financial position, capital adequacy and funding of liquidity needs. Forward-looking statements frequently can be identified by words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “predict,” “potential,” “continue,” or other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. These statements are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties, which include, among others, those discussed or identified in our Annual Report on Form 10-K for the year ended December 31, 2014 and from time to time in our other public filings with the Securities and Exchange Commission and those associated with:

•	the ability of Chubb or ACE to satisfy the conditions to the closing of the pending acquisition or the length of time required to do so;

•	global political, economic and market conditions, particularly in the jurisdictions in which we operate and/or invest, including:

—	changes in credit ratings, interest rates, market credit spreads and the performance of the financial markets;

—	currency fluctuations;

—	the effects of inflation;

—	changes in domestic and foreign laws, regulations and taxes;

—	changes in competition and pricing environments;

—	regional or general changes in asset valuations;

—	the inability to reinsure certain risks economically; and

—	changes in the litigation environment;

•	the effects of the outbreak or escalation of war or hostilities;

•	the occurrence of terrorist attacks, including any nuclear, biological, chemical or radiological events;

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

•

Net income was $869 million in the first six months of 2015 and $494 million in the second quarter compared with $948 million and $499 million, respectively, in the same periods of 2014. The lower net income in the first six months and second quarter of 2015 compared with the same periods of 2014 was due to lower net realized investment gains, offset in part by higher operating income.

•

Operating income, which we define as net income excluding realized investment gains and losses after tax, was $848 million in the first six months of 2015 and $481 million in the second quarter compared with $792 million and $418 million, respectively, in the same periods of 2014. The higher operating income in the first six months and second quarter of 2015 was due to higher underwriting income in our property and casualty insurance business, offset in part by lower property and casualty investment income. Management uses operating income, a non-GAAP financial measure, among other measures, to evaluate its performance because the realization of investment gains and losses in any period could be discretionary as to timing and can fluctuate significantly, which could distort the analysis of operating trends.

•

Underwriting results were profitable in the first six months and second quarter of 2015 and 2014, but more so in the 2015 periods. The combined loss and expense ratio was 89.7% in the first six months of 2015 and 85.5% in the second quarter compared with 91.6% and 90.0%, respectively, in the same periods of 2014. The 1.9 percentage point decrease in the combined loss and expense ratio in the first six months of 2015 compared with the same period of 2014 was due to a lower current accident year loss ratio excluding catastrophes, offset in part by a higher impact of catastrophes and a lower amount of favorable prior year loss development. The 4.5 percentage point decrease in the combined loss and expense ratio in the second quarter of 2015 compared with the same period of 2014 was due to a lower current accident year loss ratio excluding catastrophes and, to a lesser extent, a higher amount of favorable prior year loss development and a lower expense ratio. The impact of catastrophes accounted for 6.4 percentage points of the combined ratio in the first six months of 2015 and 4.7 percentage points in the second quarter compared with 5.7 and 4.8 percentage points, respectively, in the same periods of 2014.

•

In the first six months and second quarter of 2015, we estimate that we experienced overall favorable development of about $295 million and $185 million, respectively, on net loss reserves established as of the previous year end. We estimate that in the first six months and second quarter of 2014, we experienced overall favorable prior year loss development of about $325 million and $165 million, respectively. In the first six months and second quarter of both years we experienced favorable prior year loss development in each segment of our insurance business, but more so in our commercial and specialty insurance segments.

•

Total net premiums written increased by 2% in the first six months of 2015 and 3% in the second quarter compared with the same periods of 2014. The growth in net premiums written in the first six months and second quarter of 2015 was negatively impacted by foreign currency translation, reflecting the impact of the stronger U.S. dollar relative to several currencies in which we wrote business outside the United States in the 2015 periods compared with the same periods of 2014. In the first six months of 2015, net premiums written outside the United States represented 23% of our total net premiums written. Total net premiums written excluding the effect of foreign currency translation increased by 5% in the first six months and second quarter of 2015. Net premiums written in the United States increased by 5% in the first six months of 2015 and 6% in the second quarter. Net premiums written outside the United States decreased by 7% in the first six months of 2015 and 9% in the second quarter, when measured in U.S. dollars. Excluding the effect of foreign currency translation, such premiums increased by 4% in the first six months of 2015 and 2% in the second quarter. Management uses growth in net premiums written excluding the effect of foreign currency translation, a non-GAAP financial measure, to evaluate the trends in net premiums written, exclusive of the effect of fluctuations in exchange rates between the U.S. dollar and the foreign currencies in which business is transacted. The impact of foreign currency translation is excluded as exchange rates may fluctuate significantly and the effect of fluctuations could distort the analysis of trends. When excluding the effect of foreign currency translation on growth, management uses the current period average exchange rates to translate both the current period and the prior period foreign currency denominated net premiums written amounts.

•

Property and casualty investment income before taxes decreased by 6% in the first six months of 2015 and 5% in the second quarter compared with the same periods of 2014. Property and casualty investment income after tax decreased by 5% in the first six months of 2015 and 4% in the second quarter compared with the same periods of 2014. The decreases in both periods of 2015 were due to a decline in the average yield on our investment portfolio and, to a lesser extent, the effect of foreign currency translation. Management uses property and casualty investment income after tax, a non-GAAP financial measure, to evaluate its investment results because it reflects the impact of any change in the proportion of tax exempt investment income to total investment income and is therefore more meaningful for analysis purposes than investment income before income tax.

•

Net realized investment gains before tax were $31 million ($21 million after tax) in the first six months of 2015 and $20 million ($13 million after tax) in the second quarter compared with $241 million ($156 million after tax) and $125 million ($81 million after tax), respectively, in the same periods of 2014. The net realized investment gains in the first six months and second quarter of 2015 were primarily related to investments in limited partnerships, which generally are reported on a one quarter lag, and, to a lesser extent, sales of fixed maturities. The net realized investment gains in the first six months of 2014 were primarily related to investments in limited partnerships, sales of equity securities and, to a lesser extent, sales of fixed maturity securities. The net realized investment gains in the second quarter of 2014 were primarily related to investments in limited partnerships, sales of fixed maturity securities and, to a lesser extent, sales of equity securities.

•

On June 30, 2015, Chubb entered into an Agreement and Plan of Merger (Merger Agreement) with ACE, a company organized under the laws of Switzerland, and William Investment Holdings Corporation (Merger Sub), a New Jersey corporation and a wholly owned indirect subsidiary of ACE, pursuant to which Merger Sub will merge with and into Chubb, with Chubb surviving as a wholly owned indirect subsidiary of ACE (the Merger). At the effective time of the Merger, each share (except for certain shares held by ACE, Chubb or their subsidiaries) of common stock of Chubb, par value $1.00 per share, will be converted into the right to receive 0.6019 of a common share of ACE, par value CHF 24.15 per share, and $62.93 in cash. The transaction is expected to close during the first quarter of 2016, subject to approval by Chubb shareholders and the satisfaction of various customary closing conditions. The Merger Agreement is discussed further in Note (2) of the Notes to Consolidated Financial Statements.

A summary of our consolidated net income is as follows:

	Periods Ended June 30
	Six Months		Second Quarter
	2015	2014	2015	2014
	(in millions)
Property and casualty insurance	$1,272	$1,159	$739	$612
Corporate and other	(143)	(119)	(81)	(59)

Consolidated operating income before income tax	1,129	1,040	658	553
Federal and foreign income tax	281	248	177	135

Consolidated operating income	848	792	481	418
Realized investment gains after income tax	21	156	13	81

Consolidated net income	$869	$948	$494	$499

Property and Casualty Insurance

A summary of the results of operations of our property and casualty insurance business is as follows:

	Periods Ended June 30
	Six Months		Second Quarter
	2015	2014	2015	2014
	(in millions)
Underwriting
Net premiums written	$6,415	$6,285	$3,309	$3,223
Increase in unearned premiums	(177)	(192)	(176)	(159)

Premiums earned	6,238	6,093	3,133	3,064

Losses and loss expenses	3,627	3,637	1,707	1,792
Operating costs and expenses	2,003	1,983	1,016	1,004
Increase in deferred policy acquisition costs	(45)	(34)	(28)	(21)
Dividends to policyholders	20	21	10	11

Underwriting income	633	486	428	278

Investments
Investment income before expenses	660	696	328	345
Investment expenses	21	19	10	9

Investment income	639	677	318	336

Other charges	—	(4)	(7)	(2)

Property and casualty income before tax	$1,272	$1,159	$739	$612

Property and casualty investment income after tax	$527	$552	$263	$275

Property and casualty income before tax was higher in the first six months and second quarter of 2015 compared with the same periods of 2014, due to higher underwriting income, offset in part by lower investment income. The higher underwriting income in the first six months of 2015 compared with the same period of 2014 was due to a lower current accident year loss ratio excluding catastrophes, offset in part by a higher impact of catastrophes and a lower amount of favorable prior year loss development. The higher underwriting income in the second quarter of 2015 compared with the same period of 2014 was due to a lower current accident year loss ratio excluding catastrophes and, to a lesser extent, a higher amount of favorable prior year loss development and a lower expense ratio. The lower investment income in the first six months and second quarter of 2015 compared with the same periods of 2014 was due to a decline in the average yield on our investment portfolio and, to a lesser extent, the effect of foreign currency translation.

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

Net Premiums Written

Net premiums written were $6.4 billion in the first six months of 2015 and $3.3 billion in the second quarter compared with $6.3 billion and $3.2 billion, respectively, in the same periods of 2014. Net premiums written by business unit were as follows:

	Six Months Ended June 30			Quarter Ended June 30
	2015	2014	% Incr.	2015	2014	% Incr.
	(in millions)			(in millions)
Personal insurance	$2,267	$2,222	2%	$1,231	$1,209	2%
Commercial insurance	2,872	2,783	3	1,423	1,358	5
Specialty insurance	1,277	1,279	—	656	655	—

Total insurance	6,416	6,284	2	3,310	3,222	3
Reinsurance assumed	(1)	1	*	(1)	1	*

Total	$6,415	$6,285	2	$3,309	$3,223	3

*	The change in net premiums written is not presented for this business unit since it is in runoff.

Net premiums written increased by 2% in the first six months of 2015 and 3% in the second quarter compared with the same periods of 2014 as a result of growth in premiums written in the United States. The growth in net premiums written in the first six months and second quarter of 2015 was negatively impacted by foreign currency translation, reflecting the impact of the stronger U.S. dollar relative to several currencies in which we wrote business outside the United States in the 2015 periods compared with the same periods of 2014. Net premiums written excluding the effect of foreign currency translation increased by 5% in the first six months and second quarter of 2015. Net premiums written in the United States, which in the first six months of 2015 represented 77% of our total net premiums written, increased by 5% in the first six months of 2015 and 6% in the second quarter. Net premiums written outside the United States decreased by 7% in the first six months of 2015 and 9% in the second quarter, when measured in U.S. dollars. Excluding the effect of foreign currency translation, net premiums written outside the United States increased by 4% in the first six months of 2015 and 2% in the second quarter.

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

Net premiums written in the United States grew in each segment of our business in the first six months and second quarter of 2015 compared with the same periods of 2014, with the most significant growth occurring in our personal insurance and commercial insurance segments. Growth in the United States in our personal insurance segment reflected higher insured exposures, higher rates upon renewal, strong retention of existing business, and new business. Growth in the United States in our commercial insurance segment and our professional liability business, which is the predominant component of our specialty insurance segment, reflected high retention of existing business, new business, as well as renewal rate increases.

Average renewal rates in the United States in our personal insurance segment were up slightly in the first six months and second quarter of 2015 compared with expiring rates. The amounts of coverage purchased or the insured exposures, both of which are bases upon which we calculate the premiums we charge, were up modestly in the United States in the first six months and second quarter of 2015. Retention levels in our personal insurance segment in the United States remained strong in the first six months and second quarter of 2015. The level of new business in the United States in our personal insurance business in the first six months and second quarter of 2015 was similar to the same periods of 2014.

Average renewal rates in the United States in the first six months and second quarter of 2015 were up slightly in our commercial insurance segment and up modestly in our professional liability business compared with expiring rates. On average, the amounts of coverage purchased or the insured exposures upon renewal were flat in our commercial insurance segment in the United States in the first six months and second quarter of 2015. Such amounts were up slightly in our professional liability business in the first six months and second quarter of 2015. We continued to retain a high percentage of our existing commercial insurance and professional liability business in the United States in the first six months and second quarter of 2015. Retention levels in the first six months and second quarter of 2015 were modestly higher in our commercial insurance segment and slightly higher in our professional liability business compared with the same periods of 2014. As portions of our business have approached rate adequacy due to pricing and underwriting actions over the past several years, the level of renewal rate increases has moderated and we have achieved higher retention levels. The level of new business in the United States was up in our commercial insurance segment in the first six months of 2015 and flat in the second quarter compared with the same periods of 2014. In our professional liability business, the level of new business in the United States was up in both periods of 2015, but more so in the six month period.

The decrease in net premiums written outside the United States in the first six months and second quarter of 2015 compared with the same periods of 2014 reflected a modest decrease in our commercial insurance segment and a more significant decrease in our personal insurance and specialty insurance segments. Net premiums written outside the United States excluding the effect of foreign currency translation increased by 4% in the first six months of 2015, with modest growth occurring in our personal insurance and specialty insurance segments and more significant growth in our commercial insurance segment. In the second quarter of 2015, net premiums written outside the United States excluding the effect of foreign currency translation increased by 2%, with a significant increase in our commercial insurance segment, a modest increase in our specialty insurance segment and a modest decrease in our personal insurance segment.

Average renewal rates outside the United States in our personal insurance segment were higher in the first six months and second quarter of 2015 compared with expiring rates, driven particularly by the automobile class.

Average renewal rates outside the United States were flat in both our commercial insurance segment and professional liability business in the first six months of 2015 and up slightly in the second quarter compared with expiring rates. On average, the amounts of coverage purchased or the insured exposures upon renewal were flat in both our commercial insurance segment and professional liability business outside the United States in the first six months of 2015. Such amounts were up slightly in our commercial insurance segment and close to flat in our professional liability business in the second quarter of 2015. We continued to retain a high percentage of our existing commercial and professional liability business outside the United States in the first six months and second quarter of 2015. Retention levels in the first six months of 2015 were up slightly in our commercial insurance segment and professional liability business compared with the same period of 2014. Retention levels in the second quarter of 2015 compared with the same period of 2014 were up modestly in our commercial insurance segment and up slightly in our professional liability business. The level of new business outside the United States in the first six months of 2015 compared with the same period of 2014 was modestly higher in our commercial insurance segment and lower in our professional liability business. The level of new business outside the United States in the second quarter of 2015 compared with the same period of 2014 was lower in both our commercial insurance segment and professional liability business.

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

For hurricane events in Florida, in addition to the coverage provided by the North American catastrophe treaty and the $150 million catastrophe bond arrangement discussed above, we have reinsurance from the Florida Hurricane Catastrophe Fund, which is a state-mandated fund designed to reimburse insurers for a portion of their residential catastrophe-related hurricane losses. Our participation in this program, for which the most recent annual period began on June 1, 2015, provides coverage of 90% of homeowners-related hurricane losses in Florida in excess of our initial retention of $145 million per event. Under the terms of the program, our aggregate recoveries during the annual coverage period are limited to approximately $365 million, based on our current level of participation.

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

Our commercial property per risk treaty provides coverage for property exposures both inside and outside the United States. Depending upon the currency in which the covered insurance policy was issued and prevailing foreign currency exchange rates, the treaty provides coverage per risk of approximately $475 million to $685 million in excess of our initial retention, which is generally between $20 million and $25 million.

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

Underwriting results for our property and casualty insurance business were profitable in the first six months and second quarter of 2015 and 2014, but more so in the 2015 periods. The combined loss and expense ratio was as follows:

	Periods Ended June 30
	Six Months		Second Quarter
	2015	2014	2015	2014

Loss ratio	58.4%	59.9%	54.7%	58.7%
Expense ratio	31.3	31.7	30.8	31.3

Combined loss and expense ratio	89.7%	91.6%	85.5%	90.0%

The 1.5 percentage point decrease in the loss ratio in the first six months of 2015 compared with the same period of 2014 was due to a lower current accident year loss ratio excluding catastrophes, offset in part by a higher impact of catastrophes and a lower amount of favorable prior year loss development. The 4.0 percentage point decrease in the loss ratio in the second quarter of 2015 compared with the same period of 2014 was due to a lower current accident year loss ratio excluding catastrophes and, to a lesser extent, a higher amount of favorable prior year loss development. The current accident year loss ratio excluding catastrophes was lower in the first six months and second quarter of 2015 in each segment of our insurance business compared with the same periods of 2014. The loss ratio in the first six months and second quarter of 2015 and 2014 included a significant impact from catastrophes. It also reflected favorable loss experience excluding catastrophes that we believe resulted from our disciplined underwriting in recent years. The loss ratio in the first six months and second quarter of both years also benefited from the positive impact of rate increases on premiums earned in most classes of business as well as favorable prior year loss development.

Our underwriting profitability in any given period will be affected by the impact of catastrophes in that period. We define a catastrophe as an event that is estimated to cause $25 million or more in industry-wide insured property losses and affects a significant number of policyholders and insurers.

The net impact of catastrophes in the first six months of 2015 was $398 million, which represented 6.4 percentage points of the combined ratio, compared with $345 million or 5.7 percentage points in the same period of 2014. The net impact of catastrophes in the second quarter of 2015 was $148 million, which represented 4.7 percentage points of the combined ratio, compared with $146 million or 4.8 percentage points in the same period of 2014. Most of the catastrophe losses in the first six months of 2015 and 2014 related to weather-related events in the United States.

The impact of catastrophes, including losses and any related reinsurance reinstatement premiums, for individually significant events and all other events was as follows:

Six Months Ended June 30	Impact of Catastrophes
(in millions)

2015
Winter freeze – Mid-Atlantic and Northeast United States – February 2015	$161
Other events	237

Total	$398

2014
Winter freeze – 17 states in the United States – January 2014	$130
Other events	215

Total	$345

The net impact of catastrophes in the first six months of 2015 and 2014 reflected $15 million and $8 million, respectively, of favorable prior year loss development. Prior year loss development related to catastrophes was insignificant in the second quarter of both years.

The expense ratio decreased by 0.4 of a percentage point in the first six months of 2015 and 0.5 of a percentage point in the second quarter compared with the same periods of 2014, due primarily to growth in net premiums written in both periods of 2015 while overhead expenses were flat in both periods of 2015 compared with the same periods of 2014.

Review of Underwriting Results by Business Unit

Personal Insurance

Net premiums written in our personal insurance segment, which represented 35% of our total net premiums written in the first six months of 2015, increased by 2% in the first six months and second quarter of 2015 compared with the same periods of 2014. Net premiums written for the classes of business within the personal insurance segment were as follows:

	Six Months Ended June 30		% Incr.	Quarter Ended June 30		% Incr.
	2015	2014	(Decr.)	2015	2014	(Decr.)
	(in millions)			(in millions)
Automobile	$365	$368	(1)%	$189	$195	(3)%
Homeowners	1,394	1,358	3	794	766	4
Other	508	496	2	248	248	—

Total personal	$2,267	$2,222	2	$1,231	$1,209	2

The increase in net premiums written in our personal insurance segment in the first six months and second quarter of 2015 compared with the same periods of 2014 was driven by growth in the United States. Premium growth occurred in all classes of this business in the first six months and second quarter of 2015 in the United States. Net premiums written outside the United States decreased in the first six months and second quarter of 2015. In both periods, net premiums written reflected the negative effect of foreign currency translation. Excluding the effect of foreign currency translation, net premiums written outside the United States increased modestly in the first six months of 2015 and decreased modestly in the second quarter compared with the same periods of 2014. The overall growth in our personal insurance segment excluding the effect of foreign currency translation was 5% in the first six months and second quarter of 2015. Such growth reflected higher insured exposures, higher rates upon renewal, strong retention of existing business, and new business.

Net premiums written for our personal automobile business decreased in the first six months and second quarter of 2015 compared with the same periods of 2014, driven by a decrease in net premiums written outside the United States, due to the negative effect of foreign currency translation. Personal automobile net premiums written outside the United States represented approximately 35% of our total personal automobile net premiums written in the first six months of 2015, with approximately half of such premiums written in Brazil. Personal automobile net premiums written in the United States increased modestly in the first six months and second quarter of 2015 compared with the same periods of 2014.

Net premiums written for our homeowners business increased in the first six months and second quarter of 2015 compared with the same periods of 2014, due to growth in the United States, reflecting increases in the values insured on existing policies, higher renewal rates, strong retention of existing business, and new business. Growth in homeowners premiums in the second quarter reflected a modest benefit from a modification in terms related to a ceded reinsurance contract that resulted in a reinsurance return premium. Net premiums written outside the United States for our homeowners business decreased in the first six months and second quarter of 2015 compared with the same periods of 2014, due to the negative effect of foreign currency translation.

Net premiums written for our other personal business, which includes accident and health, excess liability and yacht coverages, increased in the first six months of 2015 compared with the same period of 2014, driven by significant growth in the United States. Premiums for our other personal business written outside the United States decreased significantly in the first six months of 2015 compared with the same period of 2014, due to the negative effect of foreign currency translation. Net premiums written for our other personal business were flat in the second quarter of 2015 compared with the same period of 2014, as a significant increase in net premiums written inside the United States was offset by a significant decrease in net premiums written outside the United States. The decrease in net premiums written outside the United States in the second quarter of 2015 was largely due to the negative effect of foreign currency translation. Premiums for our accident and health business, about half of which was written outside the United States in the first six months of 2015, increased slightly in the first six months of 2015 and decreased modestly in the second quarter compared with the same periods of 2014. In both periods of 2015, significant growth occurred in the United States. Accident and health premiums written outside the United States decreased in the first six months and second quarter of 2015, more so in the second quarter, due in large part to the negative effect of foreign currency translation. Premiums for our excess liability business, most of which is written in the United States, increased in the first six months and second quarter of 2015 compared with the same periods of 2014.

Our personal insurance segment produced similarly profitable underwriting results in the first six months of 2015 and 2014. Results for our personal insurance segment were also profitable in the second quarter of both years, but more so in 2015. The combined loss and expense ratios for the classes of business within the personal insurance segment were as follows:

	Periods Ended June 30
	Six Months		Second Quarter
	2015	2014	2015	2014

Automobile	98.0%	98.5%	103.1%	95.6%
Homeowners	98.9	98.3	85.9	92.2
Other	91.5	92.8	90.7	93.1
Total personal	97.1	97.2	89.5	92.7

The combined loss and expense ratio for our personal insurance segment was similar in the first six months of 2015 and 2014, reflecting slightly improved results in our personal automobile and other personal businesses, mostly offset by slightly worse results in our homeowners business. The 3.2 percentage point decrease in the combined loss and expense ratio for our personal insurance segment in the second quarter of 2015 compared with the same period of 2014 was driven mainly by improved results for our homeowners business, partially offset by worse results in our personal automobile business. The impact of catastrophes accounted for 13.1 percentage points of the combined ratio for our personal insurance segment in the first six months of 2015 and 7.8 percentage points in the second quarter compared with 9.3 and 7.5 percentage points, respectively, in the same periods of 2014.

Personal automobile results improved slightly in the first six months of 2015 and 2014, as modestly better results inside the United States in the 2015 period were substantially offset by modestly worse results outside the United States. Our personal automobile business produced profitable results in the United States in the first six months of both years, but more so in 2015. Personal automobile results outside the United States were unprofitable in the first six months of both years, but more so in 2015. Personal automobile results were unprofitable in the second quarter of 2015 compared with profitable results in the same period of 2014. The 7.5 percentage point increase in the combined ratio in the second quarter of 2015 compared with the same period of 2014 reflected a higher impact of catastrophes and a higher current accident year loss ratio excluding catastrophes. Additionally, results in the second quarter of 2014 benefited from favorable prior year loss development. Results in the United States were slightly unprofitable in the second quarter of 2015 compared with profitable results in the same period of 2014. Results outside the United States were unprofitable in the second quarter of both years, but more so in 2015.

Homeowners results were profitable in the first six months of 2015 and 2014, but slightly more so in 2014. The 0.6 of a percentage point increase in the combined ratio in the first six months of 2015 compared with the same period of 2014 was due to a higher impact of catastrophes substantially offset by a lower current accident year loss ratio excluding catastrophes. Homeowners results were profitable in the second quarter of both years, but more so in 2015. The 6.3 percentage point decrease in the combined ratio in the second quarter of 2015 compared with the same period of 2014 was due primarily to a lower current accident year loss ratio excluding catastrophes. The lower current accident year loss ratio excluding catastrophes in the 2015 periods reflected a decrease in fire losses compared with the same periods of 2014. The impact of catastrophes accounted for 20.7 percentage points of the combined ratio for this class in the first six months of 2015 and 11.8 percentage points in the second quarter compared with 15.0 and 12.1 percentage points, respectively, in the same periods of 2014.

Other personal results were profitable in the first six months and second quarter of 2015 and 2014, but more so in the 2015 periods, due primarily to more profitable results in the excess liability component of this business. Results for the excess liability component of this business were highly profitable in the first six months and second quarter of 2015 compared to profitable results in the same periods of 2014. Excess liability results benefited from favorable prior year loss development in the first six months and second quarter of both years, but more so in the 2015 periods. The accident and health component of this business produced slightly profitable results in the first six months and second quarter of 2015 and 2014. In the first six months of both years, results for our accident and health business were profitable in the United States and modestly unprofitable outside the United States. Our accident and health business in the United States also produced profitable results in the second quarter of both years. Outside the United States, this business produced near breakeven results in the second quarter of 2015 compared with slightly unprofitable results in the same period of 2014. Our yacht business produced profitable results in the first six months of 2015 and near breakeven results in the second quarter compared with highly profitable results in the same periods of 2014.

Commercial Insurance

Net premiums written in our commercial insurance segment, which represented 45% of our total net premiums written in the first six months of 2015, increased by 3% in the first six months of 2015 and 5% in the second quarter compared with the same periods of 2014. Net premiums written for the classes of business within the commercial insurance segment were as follows:

	Six Months Ended June 30			Quarter Ended June 30
	2015	2014	% Incr.	2015	2014	% Incr.
	(in millions)			(in millions)
Multiple peril	$554	$546	1%	$285	$285	—%
Casualty	847	850	—	424	404	5
Workers’ compensation	663	595	11	320	285	12
Property and marine	808	792	2	394	384	3

Total commercial	$2,872	$2,783	3	$1,423	$1,358	5

Growth in net premiums written in our commercial insurance segment in the first six months and second quarter of 2015 compared with the same periods of 2014 was driven by growth in the United States. Net premiums written outside the United States decreased modestly in the first six months and second quarter of 2015, due to the negative effect of foreign currency translation. Excluding the effect of foreign currency translation, net premiums written outside the United States increased in both periods of 2015. Overall premium growth in our commercial insurance segment excluding the effect of foreign currency translation was 6% in the first six months of 2015 and 7% in the second quarter. Such growth reflected high retention, new business and higher rates upon renewal. The most significant growth in our commercial insurance segment in the first six months and second quarter of 2015 occurred in the workers’ compensation class, which is primarily written in the United States, reflecting high retention, higher renewal exposure and new business. In the first six months and second quarter of 2015, growth in net premiums written for the other classes within our commercial insurance segment was less significant, due in part to the negative effect of foreign currency translation on net premiums written outside the United States. Average renewal rates in our commercial insurance segment in the United States were up slightly in the first six months and second quarter of 2015 compared with expiring rates, but the level of increase was lower than in recent years. Average renewal rates outside the United States were flat in the first six months of 2015 and up slightly in the second quarter compared to expiring rates. Retention levels of our existing policyholders were strong in the first six months and second quarter of both years. Retention levels in the United States were modestly higher in the first six months and second quarter of 2015 compared with the same periods of 2014. Retention levels outside the United States were up slightly in the first six months of 2015 and up modestly in the second quarter compared with the same periods of 2014. The average renewal exposure change was flat inside the United States in the first six months and second quarter of 2015. The average renewal exposure change was flat outside the United States in the first six months of 2015, but up slightly in the second quarter. The amount of new business, both inside and outside the United States, was higher in the first six months of 2015 compared with the same period of 2014, as a result of more opportunities to write business at appropriate rates. The amount of new business was flat inside the United States and modestly lower outside the United States in the second quarter of 2015 compared with the same period of 2014.

Our commercial insurance segment produced profitable underwriting results in the first six months and second quarter of 2015 and 2014, but more so in the 2015 periods. The combined loss and expense ratios for the classes of business within the commercial insurance segment were as follows:

	Periods Ended June 30
	Six Months		Second Quarter
	2015	2014	2015	2014

Multiple peril	94.3%	91.6%	91.7%	91.5%
Casualty	86.6	87.4	79.6	85.3
Workers’ compensation	87.5	84.3	90.8	84.5
Property and marine	89.1	99.8	89.2	110.5
Total commercial	89.0	90.9	87.2	93.3

The 1.9 percentage point decrease in the combined loss and expense ratio for our commercial insurance segment in the first six months of 2015 compared with the same period of 2014 was due to a lower current accident year loss ratio excluding catastrophes and a lower impact of catastrophes, offset in part by a lower amount of favorable prior year loss development. The 6.1 percentage point decrease in the combined loss and expense ratio for our commercial insurance segment in the second quarter of 2015 compared with the same period of 2014 was due to a lower current accident year loss ratio excluding catastrophes and, to a lesser extent, a higher amount of favorable prior year loss development and a lower impact of catastrophes. The impact of catastrophes accounted for 3.9 percentage points of the combined ratio for our commercial insurance segment in the first six months of 2015 and 4.4 percentage points in the second quarter compared with 5.5 and 4.9 percentage points, respectively, in the same periods of 2014. Results for our commercial insurance segment in the first six months and second quarter of 2015 and 2014 benefited from favorable prior year loss development and our disciplined risk selection in recent years.

Multiple peril results were profitable in the first six months of 2015 and 2014, but more so in 2014. Multiple peril results were similarly profitable in the second quarter of both years. The 2.7 percentage point increase in the combined ratio in the first six months of 2015 compared with the same period of 2014 was due to worse results for the property component of this business, offset in part by better results in the liability component. Results for the property component of this business were slightly unprofitable in the first six months of 2015 compared with profitable results in the same period of 2014. Results for this component were profitable in the second quarter of both years, but slightly more so in 2014. Results for the liability component of this business were highly profitable in the first six months of 2015 compared with profitable results in the same period of 2014. Results for this component were highly profitable in the second quarter of both years. The impact of catastrophes accounted for 8.1 percentage points of the combined ratio for the multiple peril class in the first six months of 2015 and 6.5 percentage points in the second quarter compared with 7.2 and 5.0 percentage points, respectively, in the same periods of 2014.

Casualty results were profitable in the first six months and second quarter of 2015 and 2014. The 0.8 of a percentage point decrease in the combined ratio in the first six months of 2015 compared with the same period of 2014 was due mainly to more profitable results in the primary liability component of this business. The 5.7 percentage point decrease in the combined ratio in the second quarter of 2015 compared with the same period of 2014 was driven by more profitable results in the primary liability and excess liability components of this business. Results for the primary liability component were profitable in the first six months and second quarter of 2015 and 2014, but more so in the 2015 periods. Results for the excess liability component were highly profitable in the first six months and second quarter of 2015 and 2014. Excess liability results in all periods benefited from substantial favorable prior year loss development driven mainly by lower than expected claim severity. Results for the automobile component were slightly unprofitable in the first six months of 2015 and 2014. Results for this component were also slightly unprofitable in the second quarter of 2015 compared with unprofitable results in the same period of 2014. Casualty results were adversely affected by incurred losses related to asbestos and toxic waste claims in the first six months and second quarter of 2015 and 2014. Our analysis of these exposures resulted in an increase in the estimate of our ultimate liabilities. Such losses represented 2.3 percentage points of the combined ratio for our casualty business in the first six months of 2015 and 2.7 percentage points in the second quarter compared with 1.4 and 2.5 percentage points, respectively, in the same periods of 2014.

Workers’ compensation results were profitable in the first six months and second quarter of 2015 and 2014, but more so in the 2014 periods. The 3.2 percentage point increase in the combined ratio in the first six months of 2015 compared with the same period of 2014 was due to a lower amount of favorable prior year loss development and, to a lesser extent, a slightly higher current accident year loss ratio. The 6.3 percentage point increase in the combined ratio in the second quarter of 2015 compared with the same period of 2014 was due to a slight amount of unfavorable prior year loss development in 2015 compared with favorable development in the same period of 2014. The increase in the combined ratio was also due to a slightly higher current accident year loss ratio in the second quarter of 2015 compared with the same period of 2014. Results in all periods reflected our disciplined risk selection during the past several years.

Property and marine results were profitable in the first six months of 2015 compared with near breakeven results in the same period of 2014. Results were profitable in the second quarter of 2015 compared with unprofitable results in the same period of 2014. The 10.7 percentage point decrease in the combined ratio in the first six months of 2015 compared with the same period of 2014 was due to a lower impact of catastrophes and a lower current accident year loss ratio excluding catastrophes. The 21.3 percentage point decrease in the combined ratio in the second quarter of 2015 compared to the same period of 2014 was due in part to a lower current accident year loss ratio excluding catastrophes. Additionally, results in the second quarter of 2015 reflected favorable prior year loss development whereas results in the same period of 2014 reflected unfavorable prior year loss development. The lower combined ratio in the second quarter of 2015 also reflected a modestly lower impact of catastrophes. The impact of catastrophes accounted for 7.9 percentage points of the combined ratio in the first six months of 2015 and 11.2 percentage points in the second quarter compared with 13.9 and 13.1 percentage points, respectively, in the same periods of 2014.

Specialty Insurance

Net premiums written in our specialty insurance segment, which represented 20% of our total net premiums written in the first six months of 2015, were flat in the first six months and second quarter of 2015 compared with the same periods of 2014. Net premiums written for the classes of business within the specialty insurance segment were as follows:

	Six Months Ended June 30		% Incr. (Decr.)	Quarter Ended June 30
	2015	2014		2015	2014	% Incr.
	(in millions)			(in millions)
Professional liability	$1,118	$1,124	(1)%	$573	$572	—%
Surety	159	155	3	83	83	—

Total specialty	$1,277	$1,279	—	$656	$655	—

The lack of growth in net premiums written in our specialty insurance segment in the first six months and second quarter of 2015 compared with the same periods of 2014 reflected the negative effect of foreign currency translation. Premium growth excluding the effect of foreign currency translation was 3% in the first six months and second quarter of 2015.

The decrease in net premiums written for our professional liability business in the first six months of 2015 and the insignificant growth in the second quarter were driven by a significant decline in net premiums written outside the United States in both periods compared with the same periods of 2014, due to the negative effect of foreign currency translation. Net premiums written in the United States were modestly higher in the first six months and second quarter of 2015 compared with the same periods of 2014. Overall premium growth in our professional liability business continued to reflect our focus on profitability in the pricing of renewal policies and new business, in what remains a competitive marketplace. Retention levels for this business remained strong and were slightly higher in the first six months and second quarter of 2015 compared with those in the same periods of 2014, both inside and outside the United States. New business increased in the United States in the first six months and second quarter of 2015 compared with the same periods of 2014, but decreased outside the United States. The new business volume in the first six months and second quarter of 2015, particularly in the United States, reflected opportunities to write suitably priced business in select classes due to the positive pricing trends in the market over the last few years. Average renewal rates in the United States for our professional liability business were up modestly in the first six months and second quarter of 2015 compared with expiring rates, with increases occurring in most classes of this business. Average renewal rates outside the United States were flat in the first six months of 2015 and up slightly in the second quarter compared with expiring rates. On average, the amounts of insured exposures upon renewal were up slightly in the United States and close to flat outside the United States in the first six months and second quarter of 2015.

The increase in net premiums written for our surety business in the first six months of 2015 compared with the same period of 2014 was driven by an increase in premiums written outside the United States. Net premiums written in the United States for our surety business increased slightly in the first six months of 2015. In the second quarter of 2015, net premiums written for our surety business were flat, as a modest increase inside the United States was offset by a modest decrease outside the United States. Growth in net premiums written outside the United States in both periods of 2015 reflected the negative effect of foreign currency translation. Premiums written in our surety business depend significantly on the extent to which our existing customers are awarded contracts to perform services. As a result, premium growth in our surety business can often vary from period to period.

Our specialty insurance business produced profitable underwriting results in the first six months and second quarter of 2015 and 2014, but more so in the 2015 periods. The combined loss and expense ratios for the classes of business within the specialty insurance segment were as follows:

	Periods Ended June 30
	Six Months		Second Quarter
	2015	2014	2015	2014

Professional liability	82.9%	83.9%	80.7%	83.2%
Surety	44.0	82.2	33.8	45.3
Total specialty	78.5	83.7	75.2	78.7

The 5.2 percentage point decrease in the combined loss and expense ratio for our specialty insurance segment in the first six months of 2015 compared with the same period of 2014 was driven primarily by improved results for our surety business. The 3.5 percentage point decrease in the combined loss and expense ratio for our specialty insurance segment in the second quarter of 2015 was driven by improved results in both our professional liability and surety businesses.

Professional liability results were profitable in the first six months and second quarter of 2015 and 2014, but more so in the 2015 periods. The 1.0 percentage point decrease in the combined ratio for this business in the first six months of 2015 compared with the same period of 2014 was due primarily to improved current accident year results, including a lower expense ratio, offset in part by a slightly lower amount of favorable prior year loss development. The 2.5 percentage point decrease in the combined ratio for this business in the second quarter of 2015 compared with the same period of 2014 was due to improved current accident year results, including a lower expense ratio.

Results for the directors and officers liability class were highly profitable in the first six months and second quarter of 2015 and 2014, but more so in the 2014 periods. Results for this class reflected favorable prior year loss development in all periods, but more so in the 2014 periods. Results for the fiduciary liability class were also highly profitable in the first six months and second quarter of 2015 and 2014, with results in all periods reflecting favorable prior year loss development. Results for the fidelity class were highly profitable in the first six months of both years, but more so in 2015. Results for this class were also highly profitable in the second quarter of 2015 compared with profitable results in the same period of 2014. Results for this class reflected slightly favorable prior year loss development in the 2015 periods compared with unfavorable prior year loss development in the 2014 periods. Results for the employment practices liability class were modestly unprofitable in the first six months and second quarter of 2015 and 2014. Results for the errors and omissions liability class were profitable in the first six months and second quarter of 2015 compared with unprofitable results in the same periods of 2014. Results for this class reflected favorable prior year loss development in the first six months and second quarter of 2015 compared with unfavorable prior year loss development in the same periods of 2014.

Surety results were profitable in the first six months and second quarter of 2015 and 2014, but more so in the 2015 periods. The combined ratio was 38.2 and 11.5 percentage points lower in the first six months and second quarter of 2015, respectively, compared with the same periods of 2014. The significantly higher combined ratio in the first six months of 2014 was due to one large loss in the first quarter outside the United States. Our surety business tends to be characterized by losses that are infrequent but have the potential to be highly severe.

Reinsurance Assumed

Net premiums written in our runoff reinsurance assumed business were not significant in the first six months and second quarter of 2015 or 2014. Results for this business were profitable in the first six months and second quarter of 2015 compared with breakeven results in the same periods of 2014. Results in the 2015 periods benefited from favorable prior year loss development.

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

Incurred but not reported (IBNR) reserve estimates are generally calculated by first projecting the ultimate cost of all claims that have occurred and then subtracting reported losses and loss expenses. Reported losses include cumulative paid losses and loss expenses plus case reserves. The IBNR reserve includes a provision for claims that have occurred but have not yet been reported to us, some of which are not yet known to the insured, as well as a provision for future development on reported claims. A relatively large proportion of our net loss reserves, particularly for long tail liability classes, are reserves for IBNR losses. In fact, about 75% of our aggregate net loss reserves at June 30, 2015 were for IBNR losses.

Our gross case and IBNR loss reserves and related reinsurance recoverable by class of business were as follows:

	Gross Loss Reserves			Reinsurance	Net Loss
June 30, 2015	Case	IBNR	Total	Recoverable	Reserves
	(in millions)

Personal insurance
Automobile	$254	$147	$401	$12	$389
Homeowners	489	424	913	27	886
Other	293	745	1,038	64	974

Total personal	1,036	1,316	2,352	103	2,249

Commercial insurance
Multiple peril	592	1,197	1,789	35	1,754
Casualty	1,327	5,542	6,869	413	6,456
Workers’ compensation	1,180	2,141	3,321	290	3,031
Property and marine	723	484	1,207	334	873

Total commercial	3,822	9,364	13,186	1,072	12,114

Specialty insurance
Professional liability	1,112	5,410	6,522	257	6,265
Surety	15	63	78	5	73

Total specialty	1,127	5,473	6,600	262	6,338

Total insurance	5,985	16,153	22,138	1,437	20,701

Reinsurance assumed	130	238	368	113	255

Total	$6,115	$16,391	$22,506	$1,550	$20,956

	Gross Loss Reserves			Reinsurance	Net Loss
December 31, 2014	Case	IBNR	Total	Recoverable	Reserves
	(in millions)

Personal insurance
Automobile	$260	$151	$411	$14	$397
Homeowners	438	353	791	43	748
Other	331	739	1,070	70	1,000

Total personal	1,029	1,243	2,272	127	2,145

Commercial insurance
Multiple peril	596	1,194	1,790	40	1,750
Casualty	1,412	5,514	6,926	412	6,514
Workers’ compensation	1,116	2,091	3,207	289	2,918
Property and marine	773	465	1,238	355	883

Total commercial	3,897	9,264	13,161	1,096	12,065

Specialty insurance
Professional liability	1,180	5,587	6,767	287	6,480
Surety	18	62	80	5	75

Total specialty	1,198	5,649	6,847	292	6,555

Total insurance	6,124	16,156	22,280	1,515	20,765

Reinsurance assumed	145	253	398	124	274

Total	$6,269	$16,409	$22,678	$1,639	$21,039

Loss reserves, net of reinsurance recoverable, decreased by $83 million during the first six months of 2015. The decrease in loss reserves during the first six months of 2015 included a decrease of $301 million related to the effect of foreign currency translation, due to a stronger U.S. dollar relative to the currencies in which our loss reserves were held at June 30, 2015 compared with December 31, 2014. The decrease in loss reserves also reflected an increase of $136 million related to catastrophe losses. Loss reserves related to our insurance business decreased by $64 million and loss reserves related to our runoff reinsurance assumed business decreased by $19 million.

The increase in gross loss reserves in the homeowners class during the first six months of 2015 was driven by catastrophe losses. The decrease in gross loss reserves in the casualty classes was due to the effect of foreign currency translation. The increase in gross loss reserves in the workers’ compensation class was driven mainly by increased exposures. The decrease in gross loss reserves in the professional liability classes reflected the effect of foreign currency translation, as well as payment activity and favorable prior year loss development.

In establishing the loss reserves of our property and casualty insurance subsidiaries, we consider facts currently known and the present state of the law and coverage litigation. Based on all information currently available, we believe that the aggregate net loss reserves at June 30, 2015 were adequate to cover claims for losses that had occurred as of that date, including both those known to us and those yet to be reported. However, as discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014, there are significant uncertainties inherent in the loss reserving process. It is therefore possible that management’s estimate of the ultimate liability for losses that had occurred as of June 30, 2015 may change, which could have a material effect on the Corporation’s results of operations and financial condition.

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

We estimate that we experienced overall favorable development of about $295 million in the first six months of 2015 and $185 million in the second quarter compared with favorable development of about $325 million and $165 million, respectively, in the same periods of 2014, on net loss reserves established as of the respective prior year end.

The favorable development in the first six months of 2015 was primarily in the professional liability classes due to favorable loss experience related mainly to accident years 2013 and prior, and in the commercial liability classes due to favorable loss experience related mainly to accident years 2012 and prior. The favorable development in the first six months of 2014 was primarily in the professional liability classes due to favorable loss experience related mainly to accident years 2010 and prior, and in the commercial liability classes due to favorable loss experience related mainly to accident years 2012 and prior.

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

Property and casualty investment income before taxes decreased by 6% in the first six months of 2015 and 5% in the second quarter compared with the same periods in 2014. The decrease was due primarily to a decline in the average yield of our property and casualty subsidiaries’ investment portfolio and, to a lesser extent, the impact of foreign currency translation, partially offset by the impact of an increase in our average invested assets. The decrease in the average yield on the investment portfolio primarily resulted from lower reinvestment yields on securities that we purchased to replace fixed maturities that matured, were redeemed by the issuer or were sold since the second quarter of 2014. While the property and casualty subsidiaries generated substantial operating cash flows in the last six months of 2014 and the first six months of 2015, average invested assets were impacted by substantial dividend distributions made by the property and casualty subsidiaries to Chubb during 2014 and the first quarter of 2015. As a result of the dividend distributions, our property and casualty subsidiaries held only a slightly higher amount of average invested assets in the first six months of 2015 and in the second quarter compared with the same periods in 2014.

The effective tax rate on our investment income was 17.5% in the first six months of 2015 compared with 18.5% in the same period of 2014. The effective tax rate on our investment income is lower than the U.S. statutory tax rate since a portion of our investment income is tax exempt interest income. The effective tax rate fluctuates as the proportion of tax exempt investment income relative to total investment income changes from period to period.

On an after-tax basis, property and casualty investment income decreased by 5% in the first six months and 4% in the second quarter of 2015 compared with the same periods in 2014. The after-tax annualized yield on our property and casualty subsidiaries’ investment portfolio was 2.66% and 2.80% in the first six months of 2015 and 2014, respectively.

Other Income and Charges

Other income and charges, which includes miscellaneous income and expenses of the property and casualty subsidiaries, was not significant in the first six months of 2015 and 2014.

Corporate and Other

Corporate and other comprises investment income earned on corporate invested assets, interest expense and other expenses not allocated to our operating subsidiaries and the results of our non-insurance subsidiaries.

Corporate and other produced a loss before taxes of $143 million in the first six months of 2015 compared with a loss of $119 million for the same period of 2014. The higher loss for the first six months of 2015 compared with the same period of 2014 was due primarily to expenses of $20 million related to the Merger incurred in the second quarter of 2015. The Corporation expects to continue to incur expenses relating to the Merger in future periods, which may have a material effect on the results of operations of the Corporation for the relevant period.

Realized Investment Gains and Losses

Net realized investment gains and losses were as follows:

	Periods Ended June 30
	Six Months		Second Quarter
	2015	2014	2015	2014
	(in millions)

Net realized gains
Fixed maturities	$12	$49	$4	$52
Equity securities	16	89	—	23
Other invested assets	26	108	16	55

	54	246	20	130

Other-than-temporary impairment losses
Fixed maturities	(1)	(4)	—	(4)
Equity securities	(22)	(1)	—	(1)

	(23)	(5)	—	(5)

Realized investment gains before tax	$31	$241	$20	$125

Realized investment gains after tax	$21	$156	$13	$81

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

The net realized gains of the limited partnerships reported in the first six months of 2015 primarily reflected the positive performance of the U.S. equity markets in the first quarter of 2015 and the fourth quarter of 2014. The net realized gains of the limited partnerships reported in the first six months of 2014 primarily reflected the positive performance of the global equity and high yield investment markets in the first quarter of 2014 and the fourth quarter of 2013.

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

Capital Resources

Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. At June 30, 2015, the Corporation had shareholders’ equity of $15.9 billion and total debt of $3.3 billion.

Management regularly monitors the Corporation’s capital resources. In connection with our long term capital strategy, from time to time Chubb may contribute capital to its property and casualty subsidiaries. In addition, in order to satisfy capital needs as a result of any rating agency capital adequacy or other future rating issues, or in the event we were to need additional capital to make strategic investments in light of market opportunities, we may take a variety of actions, which could include the issuance of additional debt and/or equity securities. We believe that our strong financial position and current debt level provide us with the flexibility and capacity to obtain funds externally through debt or equity financings on both a short term and long term basis. Pursuant to the Merger Agreement, the Corporation, without the prior written consent of ACE, cannot take certain actions until the effective time of the Merger or termination of the Merger Agreement, including incurring any additional indebtedness, issuing equity, selling any material properties or assets, acquiring assets or making, or committing to make, capital expenditures, in each case except as permitted pursuant to the Merger Agreement.

In January 2014, the Board of Directors (the Board) authorized the repurchase of up to $1.5 billion of Chubb’s common stock. Repurchases under this authorization were completed in January 2015. On January 29, 2015, the Board authorized the repurchase of up to $1.3 billion of Chubb’s common stock. During the first six months of 2015, under these two authorizations we repurchased 6,046,623 shares of Chubb’s common stock in open market transactions at a cost of $604 million. As of June 30, 2015, $749 million remained under the January 2015 authorization. During the second quarter of 2015, Chubb suspended repurchases of its common stock in connection with its agreeing to be acquired by ACE, which was announced on July 1, 2015.

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

Chubb’s issuer credit ratings and its property and casualty subsidiaries’ financial strength ratings were provided in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014. On April 16, 2015, A.M. Best raised the issuer credit rating for Chubb’s senior unsecured debt to “aa” from “aa-” and for junior subordinated capital securities to “a+” from “a.”

As of August 5, 2015, following the announcement of the pending Merger, the issuer credit ratings of Chubb from the four principal rating agencies were left unchanged, although three of the four rating agencies revised their outlook on the rating. On July 1, 2015, Fitch Ratings placed the rating on “Rating Watch Negative” and Standard & Poor’s placed the rating on “CreditWatch with negative implications.” On July 2, 2015, A.M. Best placed the rating “under review with negative implications.” Additionally, on July 2, 2015, Moody’s affirmed the rating with a stable outlook. Concurrent with these actions, Chubb’s property and casualty subsidiaries’ financial strength ratings were affirmed by all four of the principal rating agencies, with two revising their outlook. On July 1, 2015, Standard & Poor’s revised the outlook on the rating to “negative” and, on July 2, 2015, A.M. Best placed the rating “under review with negative implications.” The rating agencies may take various actions, positive or negative, and their actions may not be known until the Merger closes.

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

The Corporation’s liquidity requirements in the past have generally been met by funds from operations and we expect that funds from operations will continue to be sufficient to meet such requirements in the future. Liquidity requirements could also be met by funds received upon the maturity or sale of marketable securities in our investment portfolio. Chubb also has the ability to borrow under its $500 million credit facility and we believe we could issue debt or equity securities, subject, in each case, to obtaining ACE’s prior written consent as required under the terms of the Merger Agreement.

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

Chubb’s liquidity requirements primarily include the payment of dividends to shareholders and interest and principal on debt obligations. The declaration and payment of dividends to Chubb’s shareholders is at the discretion of Chubb’s Board and depends upon many factors, including our operating results, financial condition, capital requirements and any regulatory constraints.

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

During the first six months of 2015, the property and casualty subsidiaries paid dividends of $925 million to Chubb. As of June 30, 2015, the maximum aggregate dividend distribution that may be made by the subsidiaries to Chubb during the remainder of 2015 without prior regulatory approval was approximately $930 million.

Pursuant to the Merger Agreement, Chubb has agreed to use its reasonable best efforts to have available $3 billion in cash and cash equivalents prior to the effective time of the Merger. It is expected that, immediately after the effective time of the Merger, Chubb will pay to its shareholder after the Merger a dividend of $3 billion that will be used by ACE in connection with the funding of a portion of the cash consideration in the Merger. It currently is expected that, depending on when the effective time occurs and subject to regulatory approval, a portion of the $3 billion in cash and cash equivalents that may be held by Chubb prior to the effective time of the Merger will be from an extraordinary dividend paid by the property and casualty subsidiaries to Chubb prior to the effective time of the Merger, with the balance comprising cash and cash equivalents otherwise held by Chubb at that time.

The Corporation’s strong underwriting and investment results generated substantial positive operating cash flows of $1,082 million and $778 million in the first six months of 2015 and 2014, respectively. The cash provided by operating activities increased $304 million in the first six months of 2015 compared with the same period of 2014 primarily as a result of lower loss payments and, to a lesser extent, higher premium collections.

Invested Assets

The main objectives in managing our investment portfolios are to maximize after-tax investment income and total investment return while managing credit risk and interest rate risk in order to ensure that funds will be available to meet our insurance and other obligations. Investment strategies are developed based on many factors including underwriting results and our resulting tax position, regulatory requirements, fluctuations in interest rates and consideration of other market risks. Investment decisions are centrally managed by investment professionals based on guidelines established by management and approved by the boards of directors of Chubb and its respective operating companies.

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

Our objective is to achieve an appropriate mix of taxable and tax exempt securities in our portfolio to balance both investment and tax strategies. At June 30, 2015, 66% of our U.S. fixed maturity portfolio was invested in tax exempt securities. At June 30, 2015, about 75% of our tax exempt securities were rated Aa or better, with about 20% rated Aaa. The average rating of our tax exempt securities was Aa. While about 10% of our tax exempt securities were insured, the effect of insurance on the average credit rating of these securities was insignificant. The insured tax exempt securities in our portfolio have been selected based on the quality of the underlying credit and not the value of the credit insurance enhancement.

At June 30, 2015, 7% of our taxable fixed maturity portfolio was invested in U.S. government and government agency and authority obligations other than mortgage-backed securities and had an average rating of Aa. About 70% of the U.S. government and government agency and authority obligations other than mortgage-backed securities were U.S. Treasury securities with an average rating of Aaa and the remainder were taxable bonds issued by states, municipalities and political subdivisions within the United States with an average rating of Aa.

At June 30, 2015, 51% of our taxable fixed maturity portfolio consisted of corporate bonds that were issued by a diverse group of U.S. and foreign issuers and had an average rating of A. About 60% of our corporate bonds were issued by U.S. companies and about 40% were issued by foreign companies. At June 30, 2015, about 3% of our foreign corporate bonds were below investment grade.

At June 30, 2015, 35% of our taxable fixed maturity portfolio was invested in foreign government and government agency obligations, which had an average rating of Aa. The foreign government and government agency obligations consisted of high quality securities, primarily issued or guaranteed by national governments and, to a lesser extent, government agencies, regional governments and supranational organizations. The five largest sovereign issuers within our portfolio were Canada, the United Kingdom, Germany, Australia and Brazil, which collectively accounted for about 75% of our total foreign government and government agency obligations. Another 7% of our total foreign government and government agency obligations were issued by supranational organizations. At June 30, 2015, none of our foreign government and government agency obligations were below investment grade. We did not hold any foreign government or government agency obligations that have third party guarantees.

At June 30, 2015, 7% of our taxable fixed maturity portfolio was invested in mortgage-backed securities. About 95% of the mortgage-backed securities were rated Aaa. About half of the remaining 5% were below investment grade. Of the Aaa rated securities, 89% were call protected, commercial mortgage-backed securities (CMBS). All of our CMBS were senior securities with the highest level of credit support. The other 11% of the Aaa rated securities were residential mortgage-backed securities, consisting of government agency pass-through securities guaranteed by a government agency or a government sponsored enterprise and collateralized mortgage obligations backed by single family home mortgages.

The net unrealized appreciation before tax of our fixed maturities and equity securities carried at fair value was $2.3 billion at June 30, 2015 compared with net unrealized appreciation before tax of $2.7 billion at December 31, 2014. Such unrealized appreciation is reflected in accumulated other comprehensive income, net of applicable deferred income taxes.

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

At June 30, 2015 and December 31, 2014, a pricing service provided fair value amounts for approximately 99% of our fixed maturities. The prices we obtain from a pricing service and brokers generally are non-binding, but are reflective of current market transactions in the applicable financial instruments.

At June 30, 2015 and December 31, 2014, we held an insignificant amount of financial instruments in our investment portfolio for which a lack of market liquidity impacted our determination of fair value.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

For the Corporation’s disclosures about market risk, see Item 7A in Part II of Chubb’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to the Corporation’s disclosures about market risk in Item 7A of Chubb’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4 — Controls and Procedures

As of June 30, 2015, an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) was performed under the supervision and with the participation of the Corporation’s management, including Chubb’s chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2015.

During the quarter ended June 30, 2015, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings

Chubb, the Board, ACE and/or Merger Sub have been named as defendants in ten putative class actions brought by purported Chubb shareholders challenging the Merger in the New Jersey Superior Court, Somerset County, Chancery Division. The suits are captioned The Sadie Nuay Charitable Found. v. The Chubb Corp., et al., C-012040-15 (filed July 10, 2015); Anne Cutler v. John D. Finnegan, et al., C-012041-15 (filed July 10, 2015); Sidney Weiman v. The Chubb Corp., et al., C-012043-15 (filed July 14, 2015); Renee Sayegh v. The Chubb Corp., et al., C-012045-15 (filed July 10, 2015); Judy Mesirov v. The Chubb Corp., et al., C-012046-15 (filed July 20, 2015); Shiva Stein v. The Chubb Corp., et al., C-012047-15 (filed July 21, 2015); Vladimir Gusinsky Living Trust v. The Chubb Corp., et al., C-012048-15 (filed July 22, 2015); Jane Schwartzman v. Zoe Baird Budinger, et al., C-012049-15 (filed July 20, 2015); Saunders v. The Chubb Corp., et al., C-012050-15 (filed July 23, 2015); and Polatsch v. The Chubb Corp., et al., C-012051-15 (filed July 23, 2015). The complaints allege, among other things, that the Board breached its fiduciary duties by agreeing to sell Chubb through an unfair and inadequate process and by failing to maximize the value of Chubb. Several of the complaints also allege that Chubb, ACE and/or Merger Sub have aided and abetted these breaches of fiduciary duties. Plaintiffs seek as relief, among other things, an injunction against the Merger, rescission of the Merger to the extent it is already implemented, and an award of damages. Chubb believes the lawsuits are without merit.

Chubb and its subsidiaries are defendants in various other lawsuits arising out of their businesses. It is the opinion of management that the final outcome of these matters will not materially affect the consolidated financial position of the registrant.

Item 1A — Risk Factors

For additional discussion of the Corporation’s potential risks and uncertainties that could have a material adverse effect on our business, results of operations, profitability, financial condition, liquidity or cash flows and that could cause our operating results to vary significantly from period to period, see Item 1A in Part I of Chubb’s Annual Report on Form 10-K for the year ended December 31, 2014 and the section entitled Risk Factors in the Registration Statement on Form S-4 filed by ACE relating to the Merger. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could have a material adverse effect on our business, results of operations, profitability, financial condition, liquidity or cash flows.

We will be subject to business uncertainties while the Merger is pending, which could adversely affect our business.

Uncertainty about the effect of the Merger on our employees and customers may have an adverse effect on us. Additionally, the Merger is not expected to close until the first quarter of 2016 and may be delayed for any number of reasons, including those described in these Risk Factors. The length of time of the expected closing of the Merger and the uncertainties about the effect of the Merger on our employees and customers may impair our ability to attract, retain and motivate key personnel until the Merger is completed and for a period of time thereafter, and could cause customers and others that deal with us to seek to change their existing business relationships or cease doing business with us. Employee retention may be particularly challenging during the pendency of the Merger, as employees may experience uncertainty about their roles with ACE following the Merger and may become distracted as a result of such uncertainty.

In addition, the Merger Agreement restricts us from taking specified actions without the consent of ACE, and generally requires us to continue our operations in the ordinary course until completion of the Merger. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Merger or otherwise adversely affect our ability to do business.

We have incurred and will continue to incur transaction costs in connection with the Merger.

We have incurred and will continue to incur costs in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement. Such costs include a portion of all filing fees paid to the Securities and Exchange Commission in connection with the Merger and the costs of printing and mailing a joint proxy statement/prospectus relating to special shareholder meetings at which ACE and Chubb shareholders will vote on Merger-related matters. We expect to continue to incur a number of other nonrecurring costs associated with completing the Merger, including, among others, fees paid to financial, legal, accounting and other advisors, which we have and will continue to incur, and employee retention costs. These costs, as well as other unanticipated costs and expenses, could have an adverse effect on our financial condition and results of operations prior to the completion of the Merger.

Regulatory approvals may not be received, may take longer than expected to be received or may impose conditions that are not presently anticipated or cannot be met.

Completion of the Merger is conditioned upon, among other things, the receipt of certain governmental approvals, including, without limitation, insurance regulatory approvals and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. Although each party has agreed to use respective reasonable best efforts to obtain the requisite shareholder and governmental approvals, there can be no assurance that these approvals will be obtained and that the other conditions to completing the Merger will be satisfied. In addition, the governmental authorities from which the regulatory approvals are required may impose conditions on the completion of the Merger or require changes to the terms of the Merger or Merger Agreement. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying or impeding completion of the Merger.

Each party’s obligation to complete the Merger is subject to the condition that the required governmental approvals have been obtained without the imposition of a condition or restriction that would reasonably be likely to have a material and adverse effect on ACE and its subsidiaries, taken as a whole, giving effect to the Merger (with such materiality measured on a scale relative to the Corporation, taken as a whole). Therefore, the Merger may not be completed if a regulator were to seek to impose such a condition or restriction.

The Merger Agreement limits our ability to pursue alternatives to the Merger.

The Merger Agreement contains provisions that may discourage a third party from submitting an acquisition proposal to Chubb that might result in greater value to Chubb shareholders than the Merger, or may result in a potential competing acquirer proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay. These provisions include a general prohibition on Chubb from soliciting or, subject to certain exceptions relating to the exercise of fiduciary duties by the Board, entering into discussions with any third party regarding any acquisition proposal or offers for competing transactions. Chubb also has an unqualified obligation to submit the proposal to approve the Merger to a vote by shareholders, even if an alternative acquisition proposal that the Board believes is superior to the Merger is received. In addition, Chubb may be required to pay ACE a termination fee of $930 million in certain circumstances involving acquisition proposals for competing transactions.

Failure to complete the Merger could negatively impact the price of Chubb common stock, as well as our future business and financial results.

The Merger Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the Merger. Those conditions include: the approval of the Merger Agreement by Chubb shareholders, the approval of certain Merger-related proposals by ACE shareholders, the receipt of all required regulatory approvals and expiration or termination of all statutory waiting periods in respect thereof, the accuracy of representations and warranties under the Merger Agreement (subject to the materiality standards set forth in the Merger Agreement) and each party’s performance of their respective obligations under the Merger Agreement in all material respects. There can be no assurance that all of the conditions to the Merger will be so satisfied or waived. If the conditions to the Merger are not satisfied or waived, ACE and Chubb will be unable to complete the Merger.

If the Merger is not completed for any reason, including the failure to receive the required approvals of ACE and/or Chubb shareholders, the Corporation’s business and financial results may be adversely affected, including as follows:

•	we may experience negative reactions from the financial markets, including negative impacts on the market price of Chubb common stock;

•

the manner in which brokers, customers, insurers, cedants and other third parties perceive us may be negatively impacted, which in turn could affect our ability to compete for or write new business or obtain renewals in the marketplace;

•	we may experience negative reactions from employees; and

•

we will have expended time and resources that could otherwise have been spent on our existing business and the pursuit of other opportunities that could have been beneficial to our ongoing business and financial results may be adversely affected.

In addition to the above risks, if the Merger Agreement is terminated and/or the Board seeks an alternative transaction, Chubb’s shareholders cannot be certain that we will be able to find a party willing to engage in a transaction on more attractive terms than the Merger. If the Merger Agreement is terminated under certain circumstances, Chubb may be required to pay a termination fee of $930 million to ACE.

The Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed.

The Merger Agreement is subject to a number of conditions that must be fulfilled in order to complete the Merger. These conditions to the closing of the Merger may not be fulfilled in a timely manner or at all, and, accordingly, the Merger may be delayed or may not be completed. In addition, if the Merger is not completed by June 30, 2016, either ACE or Chubb may choose not to proceed with the Merger, and the parties can mutually decide to terminate the Merger Agreement at any time, before or after shareholder approval. In addition, ACE and Chubb may elect to terminate the Merger Agreement in certain other circumstances and Chubb may be required to pay a termination fee.

Our credit ratings and the financial strength ratings of our insurance subsidiaries may be adversely affected by the transactions contemplated by the Merger Agreement.

Credit ratings and financial strength ratings can be important factors in establishing our competitive position in the insurance markets. Following the announcement of the pending Merger, the rating agencies have undertaken a review of our debt ratings and our insurance company subsidiaries’ financial strength ratings. The rating agencies may take various actions, positive or negative, and the result may not be known until the Merger closes. There can be no assurance that our ratings will continue for any given period of time or that they will not be changed. If our credit ratings were downgraded, we could incur higher borrowing costs and may have more limited means to access capital. In addition, a downgrade in our financial strength ratings could adversely affect the competitive position of our insurance operations, including a possible reduction in demand for our products in certain markets.

For additional information on our credit ratings and financial strength ratings, see Part I, Item 2 MD&A – Capital Resources and Liquidity - Ratings in this Form 10-Q and Part II, Item 7 MD&A – Capital Resources and Liquidity - Ratings in our Annual Report on Form 10-K for the year ended December 31, 2014.

Litigation relating to the Merger could require us to incur significant costs, as well as prevent and/or delay the Merger.

In connection with the Merger, purported Chubb shareholders have filed putative shareholder class action lawsuits against Chubb, members of the Board, ACE and Merger Sub. Among other remedies, the plaintiffs seek to enjoin the Merger. The outcome of any such litigation is uncertain. If the cases are not resolved, these lawsuits could prevent or delay completion of the Merger and result in substantial costs to us and ACE, including any costs associated with the indemnification of directors and officers. Plaintiffs may file additional lawsuits against Chubb, ACE and/or the directors and officers of either company in connection with the Merger. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger is completed may adversely affect our business, results of operations, profitability, financial condition, liquidity or cash flows. For additional information on litigation relating to the Merger, see Part II, Item 1 Legal Proceedings in this Form 10-Q.

Because the market price of ACE common shares may fluctuate, Chubb shareholders cannot be certain of the precise value of the stock portion of the Merger consideration they may receive in the Merger.

At the time the Merger is completed, each issued and outstanding share of Chubb common stock (except for certain shares held by ACE, Chubb or their subsidiaries) will be converted into the right to receive consideration in the form of a combination of ACE common shares and cash.

There will be a time lapse between each of the date of the mailing of the joint proxy statement/prospectus relating to the Merger, the date on which Chubb shareholders vote on a proposal to approve the Merger Agreement at a special meeting of shareholders and the date on which Chubb shareholders entitled to receive ACE common shares actually receive such shares. The market value of ACE common shares may fluctuate during these periods as a result of a variety of factors, including general market and economic conditions, changes in ACE’s businesses, operations and prospects and regulatory considerations. Many of these factors are outside the control of the Corporation and ACE. Consequently, at the time Chubb shareholders must decide whether to approve the Merger Agreement, they will not know the actual market value of the ACE common shares they will receive when the Merger is completed. The actual value of the ACE common shares received by Chubb shareholders will depend on the market value of the ACE common shares at that time. This market value may differ, possibly materially, from the value used in setting the Merger consideration. Chubb shareholders should obtain current stock quotations for ACE common shares before voting their shares of Chubb common stock.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes Chubb’s stock repurchased each month in the quarter ended June 30, 2015:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
				(in millions)
Period
April 1 – April 30	1,121,442	$100.13	1,121,442	$914

May 1 – May 31	1,071,746	98.67	1,071,746	808

June 1 – June 30	618,909	96.45	618,909	749

Total	2,812,097	98.76	2,812,097

(a)	On January 29, 2015, the Board authorized the repurchase of up to $1.3 billion of Chubb’s common stock. During the second quarter of 2015, Chubb suspended repurchases of its common stock in connection with its agreeing to be acquired by ACE, which was announced on July 1, 2015.

Item 6 — Exhibits

Exhibit Number		Description
2.1	-	Agreement and Plan of Merger, dated as of June 30, 2015 by and among ACE Limited, William Investment Holdings Corporation and The Chubb Corporation incorporated by reference to Exhibit (2.1) of the registrant’s Current Report on Form 8-K filed on July 7, 2015.

	-	Rule 13a-14(a)/15d-14(a) Certifications
31.1		Certification by John D. Finnegan filed herewith.
31.2		Certification by Richard G. Spiro filed herewith.

	-	Section 1350 Certifications
32.1		Certification by John D. Finnegan filed herewith.
32.2		Certification by Richard G. Spiro filed herewith.

	-	Interactive Data File
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Chubb Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE CHUBB CORPORATION

(Registrant)

By:	/s/ John J. Kennedy
John J. Kennedy
Senior Vice President and
Chief Accounting Officer

Date: August 6, 2015