Form 10-Q
period 2015-09-30
CHUBB CORP
filed 2015-11-06
CIK 20171

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

YES ☒	NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☒	NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

The number of shares of common stock outstanding as of September 30, 2015 was 227,055,872.

THE CHUBB CORPORATION

Part I. FINANCIAL INFORMATION

Item 1 — Financial Statements

THE CHUBB CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

PERIODS ENDED SEPTEMBER 30

(in millions)

	Third Quarter		Nine Months
	2015	2014	2015	2014
Revenues
Premiums Earned	$3,166	$3,119	$9,404	$9,212
Investment Income	328	344	1,001	1,053
Other Revenues	2	1	6	6
Realized Investment Gains (Losses), Net
Total Other-Than-Temporary Impairment Losses on Investments	(26)	—	(49)	(5)
Other Realized Investment Gains, Net	108	110	162	356

Total Realized Investment Gains, Net	82	110	113	351

Total Revenues	3,578	3,574	10,524	10,622

Losses and Expenses
Losses and Loss Expenses	1,633	1,679	5,260	5,316
Amortization of Deferred Policy Acquisition Costs	663	644	1,941	1,896
Other Insurance Operating Costs and Expenses	349	357	1,049	1,079
Investment Expenses	13	12	36	32
Other Expenses	4	4	10	14
Corporate Expenses	69	60	221	186

Total Losses and Expenses	2,731	2,756	8,517	8,523

Income Before Federal and Foreign Income Tax	847	818	2,007	2,099
Federal and Foreign Income Tax	246	224	537	557

Net Income	$601	$594	$1,470	$1,542

Net Income Per Share

Basic	$2.62	$2.47	$6.36	$6.30
Diluted	2.60	2.47	6.33	6.28

Dividends Declared Per Share	.57	.50	1.71	1.50

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

PERIODS ENDED SEPTEMBER 30

(in millions)

	Third Quarter		Nine Months
	2015	2014	2015	2014
Net Income	$601	$594	$1,470	$1,542

Other Comprehensive Income (Loss), Net of Tax
Change in Unrealized Appreciation of Investments	(19)	(46)	(285)	427
Change in Postretirement Benefit Costs Not Yet Recognized in Net Income	11	6	35	17
Foreign Currency Translation Losses	(38)	(26)	(199)	(41)

	(46)	(66)	(449)	403

Comprehensive Income	$555	$528	$1,021	$1,945

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions)

	September 30	December 31
	2015	2014
Assets

Invested Assets
Short Term Investments	$3,052	$1,318
Fixed Maturities (cost $35,469 and $36,958)	37,016	38,780
Equity Securities (cost $1,060 and $1,089)	1,771	1,964
Other Invested Assets	1,422	1,423

TOTAL INVESTED ASSETS	43,261	43,485

Cash	53	47
Accrued Investment Income	403	410
Premiums Receivable	2,480	2,560
Reinsurance Recoverable on Unpaid Losses and Loss Expenses	1,505	1,639
Prepaid Reinsurance Premiums	257	256
Deferred Policy Acquisition Costs	1,302	1,284
Deferred Income Tax	120	—
Goodwill	467	467
Other Assets	1,344	1,138

TOTAL ASSETS	$51,192	$51,286

Liabilities

Unpaid Losses and Loss Expenses	$22,359	$22,678
Unearned Premiums	6,636	6,581
Long Term Debt	3,300	3,300
Dividend Payable to Shareholders	130	117
Deferred Income Tax	—	15
Accrued Expenses and Other Liabilities	2,396	2,299

TOTAL LIABILITIES	34,821	34,990

Shareholders’ Equity

Common Stock - $1 Par Value; 371,980,460 Shares	372	372
Paid-In Surplus	179	171
Retained Earnings	24,596	23,520
Accumulated Other Comprehensive Income	661	1,110
Treasury Stock, at Cost - 144,924,588 and 139,551,071 Shares	(9,437)	(8,877)

TOTAL SHAREHOLDERS’ EQUITY	16,371	16,296

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$51,192	$51,286

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30

(in millions)

	2015	2014
Common Stock
Balance, Beginning of Year and End of Period	$372	$372

Paid-In-Surplus
Balance, Beginning of Year	171	171
Changes Related to Stock-Based Employee Compensation (includes tax benefit of $4 and $16)	8	(20)

Balance, End of Period	179	151

Retained Earnings
Balance, Beginning of Year	23,520	21,902
Net Income	1,470	1,542
Dividends Declared (per share $1.71 and $1.50)	(394)	(365)

Balance, End of Period	24,596	23,079

Accumulated Other Comprehensive Income
Unrealized Appreciation of Investments Including Unrealized Other-Than-Temporary Impairment Losses
Balance, Beginning of Year	1,753	1,225
Change During Period, Net of Tax	(285)	427

Balance, End of Period	1,468	1,652

Postretirement Benefit Costs Not Yet Recognized in Net Income
Balance, Beginning of Year	(589)	(253)
Change During Period, Net of Tax	35	17

Balance, End of Period	(554)	(236)

Foreign Currency Translation Gains (Losses)
Balance, Beginning of Year	(54)	63
Change During Period, Net of Tax	(199)	(41)

Balance, End of Period	(253)	22

Accumulated Other Comprehensive Income, End of Period	661	1,438

Treasury Stock, at Cost
Balance, Beginning of Year	(8,877)	(7,383)
Repurchase of Shares	(604)	(1,209)
Shares Issued Under Stock-Based Employee Compensation Plans	44	58

Balance, End of Period	(9,437)	(8,534)

TOTAL SHAREHOLDERS’ EQUITY	$16,371	$16,506

See Notes to Consolidated Financial Statements.

THE CHUBB CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30

(in millions)

	2015	2014
Cash Flows from Operating Activities
Net Income	$1,470	$1,542
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Increase in Unpaid Losses and Loss Expenses, Net	176	151
Increase in Unearned Premiums, Net	182	242
Change in Income Tax Payable or Recoverable	(45)	163
Deferred Income Tax	107	66
Amortization of Premiums and Discounts on Fixed Maturities	173	143
Depreciation	39	41
Realized Investment Gains, Net	(113)	(351)
Other, Net	(32)	(78)

Net Cash Provided by Operating Activities	1,957	1,919

Cash Flows from Investing Activities
Proceeds from Fixed Maturities
Sales	3,197	3,243
Maturities, Calls and Redemptions	3,207	3,162
Proceeds from Sales of Equity Securities	94	199
Purchases of Fixed Maturities	(5,683)	(7,517)
Purchases of Equity Securities	(48)	(109)
Investments in Other Invested Assets, Net	74	189
Decrease (Increase) in Short Term Investments, Net	(1,757)	56
Change in Receivable or Payable from Security Transactions Not Settled, Net	14	457
Purchases of Property and Equipment, Net	(54)	(44)

Net Cash Used in Investing Activities	(956)	(364)

Cash Flows from Financing Activities
Decrease in Funds Held Under Deposit Contracts	(3)	(2)
Proceeds from Issuance of Common Stock Under Stock-Based Employee Compensation Plans	13	18
Repurchase of Shares	(624)	(1,210)
Dividends Paid to Shareholders	(381)	(356)

Net Cash Used in Financing Activities	(995)	(1,550)

Net Increase in Cash	6	5

Cash at Beginning of Year	47	52

Cash at End of Period	$53	$57

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

2) Merger Agreement with ACE Limited

On June 30, 2015, Chubb entered into an Agreement and Plan of Merger (Merger Agreement) with ACE Limited (ACE), a company organized under the laws of Switzerland, and William Investment Holdings Corporation (Merger Sub), a New Jersey corporation and a wholly owned indirect subsidiary of ACE, pursuant to which Merger Sub will merge with and into Chubb, with Chubb surviving as a wholly owned indirect subsidiary of ACE (the Merger). ACE has indicated that shortly after the completion of the Merger, it expects to merge Chubb with and into ACE INA Holdings Inc., a Delaware corporation and indirect subsidiary of ACE, with ACE INA Holdings Inc. continuing as the surviving corporation.

At the effective time of the Merger, each share (except for certain shares held by ACE, Chubb or their subsidiaries) of common stock of Chubb, par value $1.00 per share, will be converted into the right to receive 0.6019 of a common share of ACE, par value CHF 24.15 per share, and $62.93 in cash.

The Board of Directors of Chubb (the Board) unanimously approved the Merger Agreement and the transactions contemplated thereby, including the Merger. The closing of the Merger is subject to various customary conditions, including receipt of required insurance regulatory and other governmental approvals. Some other closing conditions have already been satisfied, including Chubb shareholder approval of the Merger Agreement, approval by ACE shareholders of certain Merger-related matters and the termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The transaction is expected to close during the first quarter of 2016.

The Merger Agreement contains certain termination rights for both Chubb and ACE and further provides that, upon termination under specified circumstances, Chubb would be required to pay to ACE a termination fee of $930 million. No such termination fee has been accrued as of September 30, 2015.

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

4) Invested Assets

(a) The amortized cost and fair value of fixed maturities and equity securities were as follows:

	September 30, 2015
	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
	(in millions)
Fixed maturities
Tax exempt	$18,890	$1,012	$29	$19,873

Taxable
U.S. government and government agency and authority obligations	1,259	54	1	1,312
Corporate bonds	8,409	260	45	8,624
Foreign government and government agency obligations	5,858	269	5	6,122
Residential mortgage-backed securities	110	15	1	124
Commercial mortgage-backed securities	943	19	1	961

	16,579	617	53	17,143

Total fixed maturities	$35,469	$1,629	$82	$37,016

Equity securities	$1,060	$742	$31	$1,771

	December 31, 2014
	Amortized Cost	Gross Unrealized Appreciation	Gross Unrealized Depreciation	Fair Value
	(in millions)
Fixed maturities
Tax exempt	$18,614	$1,174	$16	$19,772

Taxable
U.S. government and government agency and authority obligations	1,962	46	1	2,007
Corporate bonds	8,741	327	40	9,028
Foreign government and government agency obligations	6,380	295	3	6,672
Residential mortgage-backed securities	192	20	1	211
Commercial mortgage-backed securities	1,069	22	1	1,090

	18,344	710	46	19,008

Total fixed maturities	$36,958	$1,884	$62	$38,780

Equity securities	$1,089	$894	$19	$1,964

The fair value and amortized cost of fixed maturities at September 30, 2015 by contractual maturity were as follows:

	Fair Value	Amortized Cost
	(in millions)
Due in one year or less	$2,193	$2,174
Due after one year through five years	11,621	11,173
Due after five years through ten years	13,722	13,032
Due after ten years	8,395	8,037

	35,931	34,416
Residential mortgage-backed securities	124	110
Commercial mortgage-backed securities	961	943

	$37,016	$35,469

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

(b) The components of unrealized appreciation or depreciation, including unrealized other-than-temporary impairment losses, of investments carried at fair value were as follows:

	September 30 2015	December 31 2014
	(in millions)
Fixed maturities
Gross unrealized appreciation	$1,629	$1,884
Gross unrealized depreciation	82	62

	1,547	1,822

Equity securities
Gross unrealized appreciation	742	894
Gross unrealized depreciation	31	19

	711	875

	2,258	2,697
Deferred income tax liability	790	944

	$1,468	$1,753

The following table summarizes, for all investment securities in an unrealized loss position at September 30, 2015, the aggregate fair value and gross unrealized depreciation, including unrealized other-than-temporary impairment losses, by investment category and length of time that individual securities have continuously been in an unrealized loss position.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation	Fair Value	Gross Unrealized Depreciation
	(in millions)
Fixed maturities
Tax exempt	$1,287	$16	$249	$13	$1,536	$29

Taxable
U.S. government and government agency and authority obligations	52	1	10	—	62	1
Corporate bonds	1,695	30	441	15	2,136	45
Foreign government and government agency obligations	430	3	125	2	555	5
Residential mortgage-backed securities	—	—	5	1	5	1
Commercial mortgage-backed securities	47	1	32	—	79	1

	2,224	35	613	18	2,837	53

Total fixed maturities	3,511	51	862	31	4,373	82

Equity securities	138	27	8	4	146	31

	$3,649	$78	$870	$35	$4,519	$113

At September 30, 2015, approximately 1,125 individual fixed maturities and 25 individual equity securities were in an unrealized loss position. The Corporation does not have the intent to sell and it is not more likely than not that the Corporation will be required to sell these fixed maturities before the securities recover to their amortized cost value. In addition, the Corporation believes that none of the declines in the fair values of these fixed maturities relate to credit losses. The Corporation has the intent and ability to hold the equity securities in an unrealized loss position for a period of time sufficient to allow for the recovery of cost. The Corporation believes that none of the declines in the fair value of these fixed maturities and equity securities were other than temporary at September 30, 2015.

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

The change in unrealized appreciation or depreciation of investments carried at fair value, including the change in unrealized other-than-temporary impairment losses, was as follows:

	Periods Ended September 30
	Third Quarter		Nine Months
	2015	2014	2015	2014
	(in millions)
Change in unrealized appreciation of fixed maturities	$134	$2	$(275)	$619
Change in unrealized appreciation of equity securities	(163)	(73)	(164)	37

	(29)	(71)	(439)	656
Deferred income tax (credit)	(10)	(25)	(154)	229

	$(19)	$(46)	$(285)	$427

(c) Realized investment gains and losses were as follows:

	Periods Ended September 30
	Third Quarter		Nine Months
	2015	2014	2015	2014
		(in millions)
Fixed maturities
Gross realized gains	$20	$27	$50	$104
Gross realized losses	(5)	(5)	(23)	(33)
Other-than-temporary impairment losses	(11)	—	(12)	(4)

	4	22	15	67

Equity securities
Gross realized gains	42	43	58	132
Other-than-temporary impairment losses	(15)	—	(37)	(1)

	27	43	21	131

Other invested assets	51	45	77	153

	$82	$110	$113	$351

(d) As of September 30, 2015 and December 31, 2014, fixed maturities still held by the Corporation for which a portion of their other-than-temporary impairment losses were recognized in other comprehensive income had cumulative credit-related losses of $16 million and $18 million, respectively, recognized in net income.

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

The components of other comprehensive income or loss were as follows:

	Periods Ended September 30, 2015
	Third Quarter			Nine Months
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
	(in millions)
Net unrealized holding gains (losses) arising during the period	$2	$1	$1	$(403)	$(141)	$(262)
Reclassification adjustment for net realized gains included in net income	31	11	20	36	13	23

Net unrealized losses recognized in other comprehensive loss	(29)	(10)	(19)	(439)	(154)	(285)

Postretirement benefit gain not yet recognized in net income arising during the period	2	—	2	7	2	5
Reclassification adjustment for the amortization of net actuarial loss and prior service cost included in net income (a)	(15)	(6)	(9)	(47)	(17)	(30)

Net change in postretirement benefit costs not yet recognized in net income	17	6	11	54	19	35

Foreign currency translation losses	(58)	(20)	(38)	(305)	(106)	(199)

Total other comprehensive loss	$(70)	$(24)	$(46)	$(690)	$(241)	$(449)

	Periods Ended September 30, 2014
	Third Quarter			Nine Months
	Before Tax	Income Tax	Net of Tax	Before Tax	Income Tax	Net of Tax
	(in millions)
Net unrealized holding gains (losses) arising during the period	$(6)	$(3)	$(3)	$854	$298	$556
Reclassification adjustment for net realized gains included in net income	65	22	43	198	69	129

Net unrealized gains (losses) recognized in other comprehensive income or loss	(71)	(25)	(46)	656	229	427

Postretirement benefit gain not yet recognized in net income arising during the period	1	—	1	1	—	1
Reclassification adjustment for the amortization of net actuarial loss and prior service cost included in net income (a)	(9)	(4)	(5)	(26)	(10)	(16)

Net change in postretirement benefit costs not yet recognized in net income	10	4	6	27	10	17

Foreign currency translation losses	(40)	(14)	(26)	(62)	(21)	(41)

Total other comprehensive income (loss)	$(101)	$(35)	$(66)	$621	$218	$403

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
	(in millions)
Revenues
Property and casualty insurance
Premiums earned
Personal insurance	$1,114	$1,118	$3,364	$3,296
Commercial insurance	1,390	1,338	4,077	3,943
Specialty insurance	662	663	1,964	1,972

Total insurance	3,166	3,119	9,405	9,211

Reinsurance assumed	—	—	(1)	1

	3,166	3,119	9,404	9,212

Investment income	322	338	982	1,034

Total property and casualty insurance	3,488	3,457	10,386	10,246

Corporate and other	8	7	25	25
Realized investment gains, net	82	110	113	351

Total revenues	$3,578	$3,574	$10,524	$10,622

Income (loss) before income tax
Property and casualty insurance
Underwriting
Personal insurance	$154	$141	$213	$188
Commercial insurance	207	151	446	333
Specialty insurance	161	133	448	355

Total insurance	522	425	1,107	876

Reinsurance assumed	4	—	7	1

	526	425	1,114	877

Increase (decrease) in deferred policy acquisition costs	(1)	14	44	48

Underwriting income	525	439	1,158	925

Investment income	310	327	949	1,004

Other charges	(4)	—	(4)	(4)

Total property and casualty insurance	831	766	2,103	1,925

Corporate and other	(66)	(58)	(209)	(177)
Realized investment gains, net	82	110	113	351

Total income before income tax	$847	$818	$2,007	$2,099

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

The methods and assumptions used to estimate the fair values of financial instruments are as follows:

(i)	The carrying value of short term investments approximates fair value due to the short maturities of these investments.

(ii)	Fair values of fixed maturities are determined by management, utilizing prices obtained from a third party, nationally recognized pricing service or, in the case of securities for which prices are not provided by a pricing service, from third party brokers. For fixed maturities that have quoted prices in active markets, market quotations are provided. For fixed maturities that do not trade on a daily basis, the pricing service and brokers provide fair value estimates using a variety of inputs including, but not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, bids, offers, reference data, prepayment rates and measures of volatility. Management reviews on an ongoing basis the reasonableness of the methodologies used by the relevant pricing service and brokers. In addition, management, using the prices received for the securities from the pricing service and brokers, determines the aggregate portfolio price performance and reviews it against applicable indices. If management believes that significant discrepancies exist, it will discuss these with the relevant pricing service or broker to resolve the discrepancies.

(iii)	Fair values of equity securities are determined by management, utilizing quoted market prices.

(iv)	Fair values of long term debt issued by Chubb are determined by management, utilizing prices obtained from a third party, nationally recognized pricing service.

The carrying values and fair values of financial instruments were as follows:

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in millions)
Assets
Invested assets
Short term investments	$3,052	$3,052	$1,318	$1,318
Fixed maturities	37,016	37,016	38,780	38,780
Equity securities	1,771	1,771	1,964	1,964

Liabilities
Long term debt	3,300	3,788	3,300	4,013

At September 30, 2015 and December 31, 2014, a pricing service provided fair value amounts for approximately 99% of the Corporation’s fixed maturities. The prices obtained from a pricing service and brokers generally are non-binding, but are reflective of current market transactions in the applicable financial instruments.

At September 30, 2015 and December 31, 2014, the Corporation held an insignificant amount of financial instruments in its investment portfolio for which a lack of market liquidity impacted the determination of fair value.

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

Level 3 – Significant unobservable inputs.

The fair value of financial instruments categorized based upon the lowest level of input that was significant to the fair value measurement was as follows:

	September 30, 2015
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Short term investments	$277	$2,775	$—	$3,052

Fixed maturities
Tax exempt	—	19,871	2	19,873

Taxable
U.S. government and government agency and authority obligations	—	1,312	—	1,312
Corporate bonds	—	8,431	193	8,624
Foreign government and government agency obligations	—	6,122	—	6,122
Residential mortgage-backed securities	—	122	2	124
Commercial mortgage-backed securities	—	961	—	961

	—	16,948	195	17,143

Total fixed maturities	—	36,819	197	37,016

Equity securities	1,765	—	6	1,771

	$2,042	$39,594	$203	$41,839

Liabilities
Long term debt	$—	$3,788	$—	$3,788

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in millions)
Assets
Short term investments	$206	$1,112	$—	$1,318

Fixed maturities
Tax exempt	—	19,769	3	19,772

Taxable
U.S. government and government agency and authority obligations	—	2,007	—	2,007
Corporate bonds	—	8,912	116	9,028
Foreign government and government agency obligations	—	6,663	9	6,672
Residential mortgage-backed securities	—	210	1	211
Commercial mortgage-backed securities	—	1,090	—	1,090

	—	18,882	126	19,008

Total fixed maturities	—	38,651	129	38,780

Equity securities	1,958	—	6	1,964

	$2,164	$39,763	$135	$42,062

Liabilities
Long term debt	$—	$4,013	$—	$4,013

8) Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Periods Ended September 30
	Third Quarter		Nine Months
	2015	2014	2015	2014
	(in millions, except for per share amounts)
Basic earnings per share:
Net income	$601	$594	$1,470	$1,542

Weighted average shares outstanding	229.4	240.2	231.2	244.8

Basic earnings per share	$2.62	$2.47	$6.36	$6.30

Diluted earnings per share:
Net income	$601	$594	$1,470	$1,542

Weighted average shares outstanding	229.4	240.2	231.2	244.8
Additional shares from assumed issuance of shares under stock-based compensation awards	1.7	.4	.9	.6

Weighted average shares and potential shares assumed outstanding for computing diluted earnings per share	231.1	240.6	232.1	245.4

Diluted earnings per share	$2.60	$2.47	$6.33	$6.28

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of the Corporation as of September 30, 2015 compared with December 31, 2014 and the results of operations for the nine months and three months ended September 30, 2015 and 2014. This discussion should be read in conjunction with the condensed consolidated financial statements and related notes contained in this report and the consolidated financial statements and related notes and management’s discussion and analysis of financial condition and results of operations included in Chubb’s Annual Report on Form 10-K for the year ended December 31, 2014. References to “we,” “us” and “our” appearing in the Form 10-Q should be read as referring to the Corporation.

Cautionary Statement Regarding Forward-Looking Information

Certain statements in this document are “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 (PSLRA). These forward-looking statements are made pursuant to the safe harbor provisions of the PSLRA and include statements regarding the pending acquisition of Chubb by ACE Limited (ACE) discussed below; the payment by Chubb and its property and casualty subsidiaries of dividends that may be used in connection with ACE’s funding of the cash consideration to be paid to Chubb shareholders in connection with the acquisition of Chubb by ACE discussed below; our loss reserve and reinsurance recoverable estimates; market conditions affecting us and our competitors in 2015, including premium volume, rate trends, pricing and competition; the cost of our property reinsurance program in 2015; property and casualty investment income; cash flows generated by our investments; our limited partnership investments; and our financial position, capital adequacy and funding of liquidity needs. Forward-looking statements frequently can be identified by words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “predict,” “potential,” “continue,” or other similar expressions. Forward-looking statements are made based upon management’s current expectations and beliefs concerning trends and future developments and their potential effects on us. These statements are not guarantees of future performance. Actual results may differ materially from those suggested by forward-looking statements as a result of risks and uncertainties, which include, among others, those discussed or identified in our Annual Report on Form 10-K for the year ended December 31, 2014 and from time to time in our other public filings with the Securities and Exchange Commission and those associated with:

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

•

Net income was $1.47 billion in the first nine months of 2015 and $601 million in the third quarter compared with $1.54 billion and $594 million, respectively, in the same periods of 2014. The lower net income in the first nine months of 2015 compared to the same period of 2014 was due to lower net realized investment gains, offset in part by higher operating income. The higher net income in the third quarter of 2015 compared with the same period of 2014 was due to higher operating income, offset in part by lower net realized investment gains.

•

Operating income, which we define as net income excluding realized investment gains and losses after tax, was $1.40 billion in the first nine months of 2015 and $547 million in the third quarter compared with $1.31 billion and $522 million, respectively, in the same periods of 2014. The higher operating income in the first nine months and third quarter of 2015 compared with the same periods of 2014 was due to higher underwriting income in our property and casualty insurance business, offset in part by lower property and casualty investment income. Management uses operating income, a non-GAAP financial measure, among other measures, to evaluate its performance because the realization of investment gains and losses in any period could be discretionary as to timing and can fluctuate significantly, which could distort the analysis of operating trends.

•

Underwriting results were profitable in the first nine months and third quarter of 2015 and 2014, but more so in the 2015 periods. The combined loss and expense ratio was 87.5% in the first nine months of 2015 and 83.3% in the third quarter compared with 89.6% and 85.8%, respectively, in the same periods of 2014. The 2.1 percentage point decrease in the combined loss and expense ratio in the first nine months of 2015 compared with the same period of 2014 was due to a lower current accident year loss ratio excluding catastrophes. The 2.5 percentage point decrease in the combined loss and expense ratio in the third quarter of 2015 compared with the same period of 2014 was due primarily to a lower impact of castastrophes and, to a lesser extent, a higher amount of favorable prior year loss development. The impact of catastrophes accounted for 4.6 percentage points of the combined ratio in the first nine months of 2015 and 2014. The impact of catastrophes accounted for 1.0 percentage point of the combined ratio in the third quarter of 2015 compared with 2.4 percentage points in the same period of 2014.

•

In the first nine months and third quarter of 2015, we estimate that we experienced overall favorable development of about $475 million and $180 million, respectively, on net loss reserves established as of the previous year end. We estimate that in the first nine months and third quarter of 2014, we experienced overall favorable prior year loss development of about $480 million and $155 million, respectively. In the first nine months and third quarter of both years we experienced favorable prior year loss development in each segment of our insurance business, but more so in our commercial insurance and specialty insurance segments.

•

Total net premiums written increased by 1% in the first nine months of 2015 and were flat in the third quarter compared with the same periods of 2014. The growth in net premiums written in the first nine months and third quarter of 2015 was negatively impacted by foreign currency translation, reflecting the impact of the stronger U.S. dollar relative to several currencies in which we wrote business outside the United States in the 2015 periods compared with the same periods of 2014. In the first nine months of 2015, net premiums written outside the United States represented 22% of our total net premiums written. Total net premiums written excluding the effect of foreign currency translation increased by 4% in the first nine months of 2015 and 3% in the third quarter. Net premiums written in the United States increased by 5% in the first nine months of 2015 and 4% in the third quarter. Net premiums written outside the United States decreased by 9% in the first nine months of 2015 and 12% in the third quarter, when measured in U.S. dollars. Excluding the effect of foreign currency translation, such premiums increased by 4% in the first nine months of 2015 and 2% in the third quarter. Management uses growth in net premiums written excluding the effect of foreign currency translation, a non-GAAP financial measure, to evaluate the trends in net premiums written, exclusive of the effect of fluctuations in exchange rates between the U.S. dollar and the foreign currencies in which business is transacted. The impact of foreign currency translation is excluded as exchange rates may fluctuate significantly and the effect of fluctuations could distort the analysis of trends. When excluding the effect of foreign currency translation on growth, management uses the current period average exchange rates to translate both the current period and the prior period foreign currency denominated net premiums written amounts.

•

Property and casualty investment income before taxes decreased by 5% in the first nine months and third quarter of 2015 compared with the same periods of 2014. Property and casualty investment income after tax decreased by 5% in the first nine months of 2015 and 6% in the third quarter compared with the same periods of 2014. The decreases in both periods of 2015 were due to a decline in the average yield on our investment portfolio and, to a lesser extent, the effect of foreign currency translation. Management uses property and casualty investment income after tax, a non-GAAP financial measure, to evaluate its investment results because it reflects the impact of any change in the proportion of tax exempt investment income to total investment income and is therefore more meaningful for analysis purposes than investment income before income tax.

•

Net realized investment gains before tax were $113 million ($75 million after tax) in the first nine months of 2015 and $82 million ($54 million after tax) in the third quarter compared with $351 million ($228 million after tax) and $110 million ($72 million after tax), respectively, in the same periods of 2014. The net realized investment gains in the first nine months and third quarter of 2015 were primarily related to investments in limited partnerships, which generally are reported on a one quarter lag, and sales of equity securities. The net realized investment gains in the first nine months and third quarter of 2014 were primarily related to investments in limited partnerships, sales of equity securities and, to a lesser extent, sales of fixed maturity securities.

•

On June 30, 2015, Chubb entered into an Agreement and Plan of Merger (Merger Agreement) with ACE, a company organized under the laws of Switzerland, and William Investment Holdings Corporation (Merger Sub), a New Jersey corporation and a wholly owned indirect subsidiary of ACE, pursuant to which Merger Sub will merge with and into Chubb, with Chubb surviving as a wholly owned indirect subsidiary of ACE (the Merger). At the effective time of the Merger, each share (except for certain shares held by ACE, Chubb or their subsidiaries) of common stock of Chubb, par value $1.00 per share, will be converted into the right to receive 0.6019 of a common share of ACE, par value CHF 24.15 per share, and $62.93 in cash. The closing of the Merger is subject to various customary conditions, including receipt of required insurance regulatory and other governmental approvals. Some other closing conditions have already been satisfied, including Chubb shareholder approval of the Merger Agreement, approval by ACE shareholders of certain Merger-related matters and the termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The transaction is expected to close during the first quarter of 2016. The Merger Agreement is discussed further in Note (2) of the Notes to Consolidated Financial Statements and in Capital Resources and Liquidity – Liquidity.

A summary of our consolidated net income is as follows:

	Periods Ended September 30
	Nine Months		Third Quarter
	2015	2014	2015	2014
	(in millions)
Property and casualty insurance	$2,103	$1,925	$831	$766
Corporate and other	(209)	(177)	(66)	(58)

Consolidated operating income before income tax	1,894	1,748	765	708
Federal and foreign income tax	499	434	218	186

Consolidated operating income	1,395	1,314	547	522
Realized investment gains after income tax	75	228	54	72

Consolidated net income	$1,470	$1,542	$601	$594

Property and Casualty Insurance

A summary of the results of operations of our property and casualty insurance business is as follows:

	Periods Ended September 30
	Nine Months		Third Quarter
	2015	2014	2015	2014
	(in millions)
Underwriting
Net premiums written	$9,586	$9,454	$3,171	$3,169
Increase in unearned premiums	(182)	(242)	(5)	(50)

Premiums earned	9,404	9,212	3,166	3,119

Losses and loss expenses	5,260	5,316	1,633	1,679
Operating costs and expenses	2,999	2,987	996	1,004
Decrease (increase) in deferred policy acquisition costs	(44)	(48)	1	(14)
Dividends to policyholders	31	32	11	11

Underwriting income	1,158	925	525	439

Investments
Investment income before expenses	982	1,034	322	338
Investment expenses	33	30	12	11

Investment income	949	1,004	310	327

Other charges	(4)	(4)	(4)	—

Property and casualty income before tax	$2,103	$1,925	$831	$766

Property and casualty investment income after tax	$782	$822	$255	$270

Property and casualty income before tax was higher in the first nine months and third quarter of 2015 compared with the same periods of 2014, due to higher underwriting income, offset in part by lower investment income. The higher underwriting income in the first nine months of 2015 compared with the same period of 2014 was due to a lower current accident year loss ratio excluding catastrophes. The higher underwriting income in the third quarter of 2015 compared with the same period of 2014 was due primarily to a lower impact of catastrophes and, to a lesser extent, a higher amount of favorable prior year loss development. The lower investment income in the first nine months and third quarter of 2015 compared with the same periods of 2014 was due to a decline in the average yield on our investment portfolio and, to a lesser extent, the effect of foreign currency translation.

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

Net Premiums Written

Net premiums written were $9.6 billion in the first nine months of 2015 compared with $9.5 billion in the same period of 2014. Net premiums written were $3.2 billion in the third quarter of both years. Net premiums written by business unit were as follows:

	Nine Months Ended September 30		% Incr.	Quarter Ended September 30		% Incr.
	2015	2014	(Decr.)	2015	2014	(Decr.)
	(in millions)			(in millions)
Personal insurance	$3,423	$3,389	1%	$1,156	$1,167	(1)%
Commercial insurance	4,206	4,084	3	1,334	1,301	3
Specialty insurance	1,958	1,980	(1)	681	701	(3)

Total insurance	9,587	9,453	1	3,171	3,169	—
Reinsurance assumed	(1)	1	*	—	—	*

Total	$9,586	$9,454	1	$3,171	$3,169	—

*	The change in net premiums written is not presented for this business unit since it is in runoff.

Net premiums written increased by 1% in the first nine months of 2015 compared with the same period of 2014 as a result of growth in premiums written in the United States. Net premiums written were flat in the third quarter of 2015 compared with the same period of 2014 as growth inside the United States was offset by a decline outside the United States. The growth in net premiums written in the first nine months and third quarter of 2015 was negatively impacted by foreign currency translation, reflecting the impact of the stronger U.S. dollar relative to several currencies in which we wrote business outside the United States in the 2015 periods compared with the same periods of 2014. Net premiums written excluding the effect of foreign currency translation increased by 4% in the first nine months of 2015 and 3% in the third quarter. Net premiums written in the United States, which in the first nine months of 2015 represented 78% of our total net premiums written, increased by 5% in the first nine months of 2015 and 4% in the third quarter. Net premiums written outside the United States decreased by 9% in the first nine months of 2015 and 12% in the third quarter, when measured in U.S. dollars. Excluding the effect of foreign currency translation, such premiums increased by 4% in the first nine months of 2015 and 2% in the third quarter.

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

Net premiums written in the United States grew in each segment of our business in the first nine months of 2015 compared with the same period of 2014, with the most significant growth occurring in our personal insurance and commercial insurance segments. Net premiums written in the United States also grew in our personal insurance and commercial insurance segments in the third quarter of 2015 compared with the same period of 2014, but were flat in our specialty insurance segment. Growth in the United States in our personal insurance segment in both periods of 2015 reflected higher insured exposures, higher rates upon renewal, strong retention of existing business, and new business. Growth in the United States in the first nine months of 2015 in our commercial insurance segment and our professional liability business, which is the predominant component of our specialty insurance segment, reflected high retention of existing business, new business, as well as renewal rate increases. Growth in the United States in the third quarter in our commercial insurance segment also reflected high retention of existing business and new business, but renewal rates were flat. Net premiums written in the United States in the third quarter of 2015 in our professional liability business reflected strong retention and new business, as well as slightly higher renewal rates and insured exposures.

Average renewal rates in the United States in our personal insurance segment were up slightly in the first nine months and third quarter of 2015 compared with expiring rates. The amounts of coverage purchased or the insured exposures, both of which are bases upon which we calculate the premiums we charge, were up modestly in the United States in the first nine months and third quarter of 2015. Retention levels in our personal insurance segment in the United States remained strong in the first nine months and third quarter of 2015. The amount of new business in the United States in our personal insurance segment was higher in the first nine months and third quarter of 2015, but more so in the third quarter, compared with the same periods of 2014.

Average renewal rates in the United States in the first nine months of 2015 were up slightly in our commercial insurance segment and up modestly in our professional liability business compared with expiring rates. In the third quarter, such rates were flat in our commercial insurance segment and up slightly in our professional liability business compared with expiring rates. On average, the amounts of coverage purchased or the insured exposures upon renewal were flat in our commercial insurance segment in the United States in the first nine months and third quarter of 2015. Such amounts were up slightly in our professional liability business in the first nine months and third quarter of 2015. We continued to retain a high percentage of our existing commercial insurance and professional liability business in the United States in the first nine months and third quarter of 2015. Retention levels in the first nine months of 2015 were modestly higher in our commercial insurance segment and slightly higher in our professional liability business compared with the same period of 2014. In the third quarter of 2015, such levels were slightly higher in our commercial insurance segment and flat in our professional liability business compared with the same period of 2014. As portions of our business have approached rate adequacy due to pricing and underwriting actions over the past several years, the level of renewal rate increases has moderated and we have sought to maintain high retention levels. The amount of new business in the United States was up in both our commercial insurance segment and professional liability business in the first nine months and third quarter of 2015 compared with the same periods of 2014, but more so in our commercial insurance segment.

The decrease in net premiums written outside the United States in the first nine months and third quarter of 2015 compared with the same periods of 2014 reflected decreases in each segment of our insurance business driven primarily by the negative effect of foreign currency translation. In both periods, the most significant decrease occurred in our personal insurance segment. Net premiums written outside the United States excluding the effect of foreign currency translation increased by 4% in the first nine months of 2015, with the most significant growth occurring in our commercial insurance segment, a modest increase in our specialty insurance segment and a slight increase in our personal insurance segment. In the third quarter of 2015, net premiums written outside the United States excluding the effect of foreign currency translation increased by 2%, with a modest increase occurring in our commercial insurance and specialty insurance segments and a slight decrease in our personal insurance segment.

Average renewal rates outside the United States in our personal insurance segment were higher in the first nine months and third quarter of 2015 compared with expiring rates, driven particularly by the automobile class.

Average renewal rates outside the United States were flat in both our commercial insurance segment and professional liability business in the first nine months of 2015. Such rates were also flat in our commercial insurance segment, but down slightly in our professional liability business in the third quarter compared with expiring rates. On average, the amounts of coverage purchased or the insured exposures upon renewal were up slightly in the first nine months of 2015 and up modestly in the third quarter in our commercial insurance segment outside the United States. Such amounts were flat in our professional liability business outside the United States in the first nine months and third quarter of 2015. We continued to retain a high percentage of our existing commercial and professional liability business outside the United States in the first nine months and third quarter of 2015. Retention levels in the first nine months of 2015 were flat in our commercial insurance segment and up slightly in our professional liability business compared with the same period of 2014. Retention levels in the third quarter of 2015 were down modestly in our commercial insurance segment and down slightly in our professional liability business compared with the same period of 2014. The amount of new business outside the United States in the first nine months and third quarter of 2015 compared with the same periods of 2014 was lower in both our commercial insurance segment and professional liability business.

We expect that during the remainder of 2015, market conditions will remain competitive. We also expect that our net premiums written in the fourth quarter of 2015 will be negatively impacted by foreign currency translation, assuming average foreign currency to U.S. dollar exchange rates for the major currencies in which we write business remain similar to the September 30, 2015 levels.

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

For hurricane events in Florida, in addition to the coverage provided by the North American catastrophe treaty and the $150 million catastrophe bond arrangement discussed above, we have reinsurance from the Florida Hurricane Catastrophe Fund, which is a state-mandated fund designed to reimburse insurers for a portion of their residential catastrophe-related hurricane losses. Our participation in this program, for which the most recent annual period began on June 1, 2015, provides coverage of 90% of homeowners-related hurricane losses in Florida in excess of our initial retention of $140 million per event. Under the terms of the program, our aggregate recoveries during the annual coverage period are limited to approximately $340 million, based on our current level of participation.

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

Our commercial property per risk treaty provides coverage for property exposures both inside and outside the United States. Depending upon the currency in which the covered insurance policy was issued and prevailing foreign currency exchange rates, the treaty provides coverage per risk of approximately $435 million to $690 million in excess of our initial retention, which is generally between $20 million and $25 million.

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

Underwriting results for our property and casualty insurance business were profitable in the first nine months and third quarter of 2015 and 2014, but more so in the 2015 periods. The combined loss and expense ratio was as follows:

	Periods Ended September 30
	Nine Months		Third Quarter
	2015	2014	2015	2014

Loss ratio	56.1%	57.9%	51.8%	54.0%
Expense ratio	31.4	31.7	31.5	31.8

Combined loss and expense ratio	87.5%	89.6%	83.3%	85.8%

The 1.8 percentage point decrease in the loss ratio in the first nine months of 2015 compared with the same period of 2014 was driven by a lower current accident year loss ratio excluding catastrophes. The 2.2 percentage point decrease in the loss ratio in the third quarter of 2015 compared with the same period of 2014 was due primarily to a lower impact of catastrophes and, to a lesser extent, a higher amount of favorable prior year loss development. The current accident year loss ratio excluding catastrophes was lower in the first nine months of 2015 in each segment of our insurance business compared with the same period of 2014. The current accident year loss ratio excluding catastrophes was lower in the third quarter of 2015 in our specialty insurance segment, similar in our personal insurance segment and slightly higher in our commercial insurance segment compared with the same period of 2014. The loss ratio in the first nine months reflected the significant impact of catastrophes experienced in the first six months of both years. The impact of catastrophes was more modest in the third quarter of both years. The loss ratio in the first nine months and third quarter of 2015 and 2014 also reflected favorable loss experience excluding catastrophes that we believe resulted from our disciplined underwriting in recent years. The loss ratio in the first nine months and third quarter of both years also benefited from the positive impact of rate increases on premiums earned in most classes of business as well as favorable prior year loss development.

Our underwriting profitability in any given period will be affected by the impact of catastrophes in that period. We define a catastrophe as an event that is estimated to cause $25 million or more in industry-wide insured property losses and affects a significant number of policyholders and insurers.

The net impact of catastrophes in the first nine months of 2015 was $430 million, which represented 4.6 percentage points of the combined ratio, compared with $419 million or 4.6 percentage points in the same period of 2014. The net impact of catastrophes in the third quarter of 2015 was $32 million, which represented 1.0 percentage point of the combined ratio, compared with $74 million or 2.4 percentage points in the same period of 2014. Most of the catastrophe losses in the first nine months of 2015 and 2014 related to weather-related events in the United States.

The impact of catastrophes, including losses and any related reinsurance reinstatement premiums, for individually significant events and all other events was as follows:

Nine Months Ended September 30	Impact of Catastrophes
(in millions)

2015
Winter freeze – Mid-Atlantic and Northeast United States – February 2015	$154
Other events	276

Total	$430

2014
Winter freeze – 17 states in the United States – January 2014	$121
Other events	298

Total	$419

The net impact of catastrophes in the first nine months of 2015 reflected $12 million of favorable prior year loss development. The net impact of catastrophes in the first nine months of 2014 reflected no prior year loss development. The net impact of catastrophes in the third quarter of 2015 reflected $3 million of unfavorable prior year loss development compared with $8 million in the same period of 2014.

The expense ratio decreased by 0.3 of a percentage point in the first nine months and third quarter of 2015 compared with the same periods of 2014. The decrease in the expense ratio in the first nine months of 2015 was due primarily to growth in net premiums written while overhead expenses were flat compared with the same period of 2014. The decrease in the third quarter of 2015 was due primarily to lower commissions outside the United States and, to a lesser extent, lower overhead expenses compared with the same period of 2014.

Review of Underwriting Results by Business Unit

Personal Insurance

Net premiums written in our personal insurance segment, which represented 36% of our total net premiums written in the first nine months of 2015, increased by 1% in the first nine months of 2015 and decreased by 1% in the third quarter compared with the same periods of 2014. Net premiums written for the classes of business within the personal insurance segment were as follows:

	Nine Months Ended September 30		% Incr.	Quarter Ended September 30		% Incr.
	2015	2014	(Decr.)	2015	2014	(Decr.)
	(in millions)			(in millions)
Automobile	$539	$558	(3)%	$174	$190	(8)%
Homeowners	2,139	2,093	2	745	735	1
Other	745	738	1	237	242	(2)

Total personal	$3,423	$3,389	1	$1,156	$1,167	(1)

The increase in net premiums written in our personal insurance segment in the first nine months of 2015 compared with the same period of 2014 was driven by growth in the United States, offset in part by a decrease in net premiums written outside the United States. The decrease in net premiums written in our personal insurance segment in the third quarter of 2015 compared with the same period of 2014 was driven by a decrease in net premiums written outside the United States, offset in part by growth inside the United States. Premium growth occurred in all classes of our personal insurance segment in the first nine months and third quarter of 2015 in the United States. Net premiums written outside the United States decreased in all classes of this segment in the first nine months and third quarter of 2015. In both periods, net premiums written reflected the negative effect of foreign currency translation. Excluding the effect of foreign currency translation, net premiums written outside the United States increased slightly in the first nine months of 2015 and decreased slightly in the third quarter compared with the same periods of 2014. The overall growth in our personal insurance segment excluding the effect of foreign currency translation was 4% in the first nine months of 2015 and 3% in the third quarter. Such growth reflected higher insured exposures, higher rates upon renewal, strong retention of existing business, and new business.

Net premiums written for our personal automobile business decreased in the first nine months and third quarter of 2015 compared with the same periods of 2014, driven by a decrease in net premiums written outside the United States, which reflected the negative effect of foreign currency translation and underwriting actions in Brazil. Personal automobile net premiums written outside the United States represented approximately 35% of our total personal automobile net premiums written in the first nine months of 2015, with approximately half of such premiums written in Brazil. Personal automobile net premiums written outside the United States represented approximately 30% of our total personal automobile net premiums written in the third quarter of 2015, with approximately 40% of such premiums written in Brazil. Personal automobile net premiums written in the United States increased modestly in the first nine months and third quarter of 2015 compared with the same periods of 2014.

Net premiums written for our homeowners business increased in the first nine months and third quarter of 2015 compared with the same periods of 2014, due to growth in the United States, reflecting increases in the values insured on existing policies, higher renewal rates, strong retention of existing business, and new business. Net premiums written outside the United States for our homeowners business decreased in the first nine months and third quarter of 2015 compared with the same periods of 2014, due to the negative effect of foreign currency translation.

Net premiums written for our other personal business, which includes accident and health, excess liability and yacht coverages, increased in the first nine months of 2015 compared with the same period of 2014, as growth inside the United States was mostly offset by a decrease in net premiums written outside the United States. The decrease in net premiums written outside the United States for our other personal business in the first nine months of 2015 compared with the same period of 2014 was due to the negative effect of foreign currency translation. Net premiums written for our other personal business decreased in the third quarter of 2015 compared with the same period of 2014, driven by a significant decrease in net premiums written outside the United States due to the negative effect of foreign currency translation. Net premiums written in the United States increased in the third quarter of 2015. Premiums for our accident and health business, about half of which was written outside the United States in the first nine months of 2015, decreased slightly in the first nine months of 2015 and decreased modestly in the third quarter compared with the same periods of 2014. The decreases in accident and health premiums written in the 2015 periods were caused by decreases in premiums written outside the United States due to the negative effect of foreign currency translation. Premiums for our accident and health business written in the United States increased significantly in the first nine months of 2015, but increased only slightly in the third quarter compared with the same periods of 2014. Premiums for our excess liability business, most of which is written in the United States, increased in the first nine months and third quarter of 2015 compared with the same periods of 2014.

Our personal insurance segment produced similarly profitable underwriting results in the first nine months of 2015 and 2014. Results for our personal insurance segment were also profitable in the third quarter of both years, but more so in 2015. The combined loss and expense ratios for the classes of business within the personal insurance segment were as follows:

	Periods Ended September 30
	Nine Months		Third Quarter
	2015	2014	2015	2014

Automobile	98.1%	97.4%	98.5%	95.2%
Homeowners	91.7	92.2	77.2	80.3
Other	93.5	93.7	97.6	95.4
Total personal	93.1	93.3	84.9	85.9

The combined loss and expense ratio for our personal insurance segment was similar in the first nine months of 2015 and 2014, reflecting slightly improved results in our homeowners and other personal businesses, mostly offset by slightly worse results in our automobile business. The 1.0 percentage point decrease in the combined loss and expense ratio for our personal insurance segment in the third quarter of 2015 compared with the same period of 2014 was driven by improved results for our homeowners business, partially offset by worse results in our personal automobile and other personal businesses. The impact of catastrophes accounted for 9.4 percentage points of the combined ratio for our personal insurance segment in the first nine months of 2015 and 2.0 percentage points in the third quarter compared with 7.3 and 3.5 percentage points, respectively, in the same periods of 2014.

Personal automobile results were less profitable in the first nine months of 2015 compared with the same period of 2014, as modestly worse results outside the United States in 2015 were partially offset by slightly better results inside the United States. Our personal automobile business produced profitable results in the United States in the first nine months of both years, but slightly more so in 2015. Personal automobile results outside the United States were unprofitable in the first nine months of 2015 compared with near breakeven results in the same period of 2014. Personal automobile results were profitable in the third quarter of 2015 and 2014, but more so in 2014. The 3.3 percentage point increase in the combined ratio in the third quarter of 2015 compared with the same period of 2014 reflected a deterioration in our personal automobile results outside the United States. Results in the United States were similarly profitable in the third quarter of 2015 and 2014. Results outside the United States were unprofitable in the third quarter of 2015 compared with modestly profitable results in the same period of 2014.

Homeowners results were profitable in the first nine months of 2015 and 2014. The 0.5 of a percentage point decrease in the combined ratio in the first nine months of 2015 compared with the same period of 2014 was mainly due to a lower current accident year loss ratio excluding catastrophes, substantially offset by a higher impact of catastrophes. Homeowners results were profitable in the third quarter of both years, but more so in 2015. The 3.1 percentage point decrease in the combined ratio in the third quarter of 2015 compared with the same period of 2014 was due primarily to a lower impact of catastrophes. The impact of catastrophes accounted for 14.9 percentage points of the combined ratio for this class in the first nine months of 2015 and 3.0 percentage points in the third quarter compared with 11.8 and 5.6 percentage points, respectively, in the same periods of 2014.

Other personal results were similarly profitable in the first nine months of 2015 and 2014 as improved results in the excess liability and accident and health components of this business were substantially offset by worse results in the yacht component. Other personal results were profitable in the third quarter of both years, but more so in 2014, due primarily to better results in the yacht component of this business. Results for the excess liability component of our other personal business were highly profitable in the first nine months of both years, but more so in 2015. Results for this component were also highly profitable in the third quarter of both years, but more so in 2014. Excess liability results benefited from favorable prior year loss development in the first nine months and third quarter of both years. The accident and health component of our other personal business produced near breakeven results in the first nine months of 2015 compared with slightly unprofitable results in the same period of 2014. Results for this component were modestly unprofitable in the third quarter of both years, but more so in 2014. In the first nine months and third quarter of both years, results for our accident and health business were profitable in the United States and unprofitable outside the United States. Our yacht business produced unprofitable results in the first nine months and third quarter of 2015 compared with highly profitable results in the same periods of 2014.

Commercial Insurance

Net premiums written in our commercial insurance segment, which represented 44% of our total net premiums written in the first nine months of 2015, increased by 3% in the first nine months and third quarter of 2015 compared with the same periods of 2014. Net premiums written for the classes of business within the commercial insurance segment were as follows:

	Nine Months Ended September 30		% Incr. (Decr.)	Quarter Ended September 30		% Incr. (Decr.)
	2015	2014		2015	2014
	(in millions)			(in millions)
Multiple peril	$843	$837	1%	$289	$291	(1)%
Casualty	1,243	1,251	(1)	396	401	(1)
Workers’ compensation	989	874	13	326	279	17
Property and marine	1,131	1,122	1	323	330	(2)

Total commercial	$4,206	$4,084	3	$1,334	$1,301	3

Growth in net premiums written in our commercial insurance segment in the first nine months and third quarter of 2015 compared with the same periods of 2014 was driven by growth in the United States. Net premiums written outside the United States decreased in the first nine months and third quarter of 2015, more so in the third quarter, due to the negative effect of foreign currency translation. Excluding the effect of foreign currency translation, net premiums written outside the United States increased in both periods of 2015. Overall premium growth in our commercial insurance segment excluding the effect of foreign currency translation was 6% in the first nine months of 2015 and 5% in the third quarter. Such growth in both periods primarily reflected high retention and new business. The most significant growth in our commercial insurance segment in the first nine months and third quarter of 2015 occurred in the workers’ compensation class, which is primarily written in the United States, reflecting high retention, increased renewal exposure and new business. In the first nine months and third quarter of 2015, net premiums written for the other classes within our commercial insurance segment increased or decreased only slightly, reflecting the negative effect of foreign currency translation on net premiums written outside the United States. Average renewal rates in our commercial insurance segment in the United States were up slightly in the first nine months of 2015 but flat in the third quarter compared with expiring rates. Average renewal rates outside the United States were flat in the first nine months and third quarter of 2015 compared to expiring rates. Retention levels of our existing policyholders were strong in the first nine months and third quarter of both years. Retention levels in the United States were modestly higher in the first nine months of 2015 and slightly higher in the third quarter compared with the same periods of 2014. Retention levels outside the United States were flat in the first nine months of 2015 and down modestly in the third quarter compared with the same periods of 2014. The average renewal exposure change was flat in the United States in the first nine months and third quarter of 2015. The average renewal exposure change was up slightly outside the United States in the first nine months of 2015 and up modestly in the third quarter. The amount of new business was higher in the United States in the first nine months and third quarter of 2015 compared with the same periods of 2014. The amount of new business was lower outside the United States in the first nine months and third quarter of 2015 compared with the same periods of 2014.

Our commercial insurance segment produced profitable underwriting results in the first nine months and third quarter of 2015 and 2014, but more so in the 2015 periods. The combined loss and expense ratios for the classes of business within the commercial insurance segment were as follows:

	Periods Ended September 30
	Nine Months		Third Quarter
	2015	2014	2015	2014

Multiple peril	88.9%	88.4%	78.2%	81.9%
Casualty	85.9	90.0	84.5	95.3
Workers’ compensation	87.3	84.1	87.0	83.9
Property and marine	90.7	97.3	94.5	93.3
Total commercial	88.0	90.4	86.3	89.5

The 2.4 percentage point decrease in the combined loss and expense ratio for our commercial insurance segment in the first nine months of 2015 compared with the same period of 2014 was due to a lower impact of catastrophes and a lower current accident year loss ratio excluding catastrophes, offset in part by a lower amount of favorable prior year loss development. The 3.2 percentage point decrease in the combined loss and expense ratio for our commercial insurance segment in the third quarter of 2015 compared with the same period of 2014 was due primarily to a lower impact of catastrophes and a higher amount of favorable prior year loss development. The impact of catastrophes accounted for 2.8 percentage points of the combined ratio for our commercial insurance segment in the first nine months of 2015 and 0.7 of a percentage point in the third quarter compared with 4.5 and 2.6 percentage points, respectively, in the same periods of 2014. Results for our commercial insurance segment in the first nine months and third quarter of 2015 and 2014 benefited from favorable prior year loss development and our disciplined risk selection in recent years.

Multiple peril results were profitable in the first nine months of 2015 and 2014. Multiple peril results were also profitable in the third quarter of both years, but more so in 2015. The 0.5 of a percentage point increase in the combined ratio in the first nine months of 2015 compared with the same period of 2014 was due to less profitable results for the property component of this business, offset in part by more profitable results in the liability component. The 3.7 percentage point decrease in the combined ratio in the third quarter of 2015 compared with the same period of 2014 was due to better results in the property component of this business. Results for the property component of this business were profitable in the first nine months of 2015 compared with highly profitable results in the same period of 2014. Results for this component were highly profitable in the third quarter of both years. Results for the liability component of this business were highly profitable in the first nine months and third quarter of both years. The impact of catastrophes accounted for 5.7 percentage points of the combined ratio for the multiple peril class in the first nine months of 2015 and 1.1 percentage points in the third quarter compared with 5.9 and 3.2 percentage points, respectively, in the same periods of 2014.

Casualty results were profitable in the first nine months and third quarter of 2015 and 2014, but more so in the 2015 periods. The 4.1 percentage point decrease in the combined ratio in the first nine months of 2015 compared with the same period of 2014 was due to more profitable results in the primary liability and excess liability components of this business. The 10.8 percentage point decrease in the combined ratio in the third quarter of 2015 compared with the same period of 2014 was driven by more profitable results in the excess liability component and, to a lesser extent, the primary liability component of this business. Results for the primary liability component were profitable in the first nine months of 2015 compared with the slightly profitable results in the same period of 2014. Results for this component were also profitable in the third quarter of 2015 compared with near breakeven results in the same period of 2014. Results for the excess liability component were highly profitable in the first nine months and third quarter of 2015 and 2014, but more so in the 2015 periods. Excess liability results in all periods benefited from substantial favorable prior year loss development driven mainly by lower than expected claim severity. Results for the automobile component were breakeven in the first nine months of 2015 and 2014. Results for this component were also breakeven in the third quarter of 2015 compared with modestly profitable results in the same period of 2014. Casualty results were adversely affected by incurred losses related to asbestos and toxic waste claims in the first nine months and third quarter of 2015 and 2014. Our analysis of these exposures resulted in an increase in the estimate of our ultimate liabilities. Such losses represented 4.1 percentage points of the combined ratio for our casualty business in the first nine months of 2015 and 7.4 percentage points in the third quarter compared with 2.9 and 5.9 percentage points, respectively, in the same periods of 2014.

Workers’ compensation results were profitable in the first nine months and third quarter of 2015 and 2014, but more so in the 2014 periods. The 3.2 percentage point increase in the combined ratio in the first nine months of 2015 compared with the same period of 2014 was due to a lower amount of favorable prior year loss development and a slightly higher current accident year loss ratio. The 3.1 percentage point increase in the combined ratio in the third quarter of 2015 compared with the same period of 2014 was also due to a lower amount of favorable prior year loss development and a slightly higher current accident year loss ratio. Results in all periods reflected our disciplined risk selection during the past several years.

Property and marine results were profitable in the first nine months of 2015 and 2014, but more so in 2015. Results were profitable in the third quarter of both years, but slightly more so in 2014. The 6.6 percentage point decrease in the combined ratio in the first nine months of 2015 compared with the same period of 2014 was due to a lower impact of catastrophes and, to a lesser extent, a lower current accident year loss ratio excluding catastrophes. The 1.2 percentage point increase in the combined ratio in the third quarter of 2015 compared to the same period of 2014 was due to a modest amount of unfavorable prior year loss development and a modestly higher current accident year loss ratio excluding catastrophes, offset in part by a lower impact of catastrophes. The impact of catastrophes accounted for 5.7 percentage points of the combined ratio in the first nine months of 2015 and 1.3 percentage points in the third quarter compared with 11.4 and 6.6 percentage points, respectively, in the same periods of 2014.

Specialty Insurance

Net premiums written in our specialty insurance segment, which represented 20% of our total net premiums written in the first nine months of 2015, decreased by 1% in the first nine months of 2015 and 3% in the third quarter compared with the same periods of 2014. Net premiums written for the classes of business within the specialty insurance segment were as follows:

	Nine Months Ended September 30		% Incr. (Decr.)	Quarter Ended September 30		% Incr. (Decr.)
	2015	2014		2015	2014
	(in millions)			(in millions)
Professional liability	$1,724	$1,753	(2)%	$606	$629	(4)%
Surety	234	227	3	75	72	4

Total specialty	$1,958	$1,980	(1)	$681	$701	(3)

The decrease in net premiums written in our specialty insurance segment in the first nine months and third quarter of 2015 compared with the same periods of 2014 reflected the negative effect of foreign currency translation. Excluding the effect of foreign currency translation, net premiums written increased by 2% in the first nine months of 2015 and were flat in the third quarter.

The decrease in net premiums written for our professional liability business in the first nine months and third quarter of 2015 was driven in large part by a decline in net premiums written outside the United States in both periods compared with the same periods of 2014, due to the negative effect of foreign currency translation. Net premiums written in the United States were modestly higher in the first nine months of 2015 and slightly lower in the third quarter compared with the same periods of 2014. Overall premium growth in our professional liability business continued to reflect our focus on profitability in the pricing of renewal policies and new business, in what remains a competitive marketplace. Retention levels for this business remained strong. Such levels were slightly higher in the first nine months of 2015 compared with those in the same period of 2014, both inside and outside the United States. Retention levels were flat inside the United States and down slightly outside the United States in the third quarter of 2015 compared with those in the same period of 2014. New business increased in the United States, but decreased outside the United States, in the first nine months and third quarter of 2015 compared with the same periods of 2014. Average renewal rates in the United States for our professional liability business were up modestly in the first nine months of 2015 and up slightly in the third quarter compared with expiring rates, with increases occurring in most classes of this business. Average renewal rates outside the United States were flat in the first nine months of 2015 and down slightly in the third quarter compared with expiring rates. On average, the amounts of insured exposures upon renewal were up slightly in the United States and flat outside the United States in the first nine months and third quarter of 2015.

The increase in net premiums written for our surety business in the first nine months of 2015 compared with the same period of 2014 was driven primarily by an increase in premiums written in the United States. Net premiums written outside the United States for our surety business also increased in the first nine months of 2015, but only slightly. In the third quarter of 2015, the increase in net premiums written for our surety business was driven by growth in the United States, offset in part by a decrease in premiums written outside the United States. Growth in net premiums written outside the United States in both periods of 2015 reflected the negative effect of foreign currency translation. Premiums written in our surety business depend significantly on the extent to which our existing customers are awarded contracts to perform services. As a result, premium growth in our surety business can often vary from period to period.

Our specialty insurance segment produced profitable underwriting results in the first nine months and third quarter of 2015 and 2014, but more so in the 2015 periods. The combined loss and expense ratios for the classes of business within the specialty insurance segment were as follows:

	Periods Ended September 30
	Nine Months		Third Quarter
	2015	2014	2015	2014

Professional liability	81.3%	82.9%	78.1%	81.3%
Surety	46.8	73.3	52.1	54.8
Total specialty	77.2	81.8	74.8	78.3

The 4.6 percentage point decrease in the combined loss and expense ratio for our specialty insurance segment in the first nine months of 2015 compared with the same period of 2014 was driven by improved results for our surety business and, to a lesser extent, improved results for our professional liability business. The 3.5 percentage point decrease in the combined loss and expense ratio for our specialty insurance segment in the third quarter of 2015 was driven by improved results in both our professional liability and surety businesses.

Professional liability results were profitable in the first nine months and third quarter of 2015 and 2014, but more so in the 2015 periods. The 1.6 percentage point decrease in the combined ratio for this business in the first nine months of 2015 compared with the same period of 2014 was due to improved current accident year results. The 3.2 percentage point decrease in the combined ratio for this business in the third quarter of 2015 compared with the same period of 2014 was due to improved current accident year results and, to a lesser extent, a higher amount of favorable prior year loss development.

Results for the directors and officers liability class were highly profitable in the first nine months of 2015 and 2014, but more so in 2014. Results for this class were also highly profitable in the third quarter of both years. Results for the directors and officers liability class reflected favorable prior year loss development in the first nine months of 2015 and 2014, but more so in 2014. Results for this class reflected a similar amount of favorable prior year loss development in the third quarter of both years.

Results for the fiduciary liability class were also highly profitable in the first nine months and third quarter of 2015 and 2014, with results in all periods reflecting favorable prior year loss development. Results for the fidelity class were highly profitable in the first nine months and third quarter of 2015 compared with profitable results in the same periods of 2014. Results for this class reflected favorable prior year loss development in the first nine months of 2015 compared with unfavorable prior year loss development in the same period of 2014. Results for the employment practices liability class were slightly unprofitable in the first nine months of 2015 and modestly profitable in the third quarter compared with modestly unprofitable results in the same periods of 2014. Results for the errors and omissions liability class were profitable in the first nine months of 2015 compared with modestly unprofitable results in the same period of 2014. Results for this class reflected favorable prior year loss development in the first nine months of 2015 compared with unfavorable prior year loss development in the same period of 2014. Results for this class were similarly profitable in the third quarter of both years, reflecting favorable prior year loss development.

Surety results were profitable in the first nine months of 2015 and 2014, but more so in 2015. Such results were also profitable in the third quarter of both years. The combined ratio was 26.5 and 2.7 percentage points lower in the first nine months and third quarter of 2015, respectively, compared with the same periods of 2014. The significantly higher combined ratio in the first nine months of 2014 was due to one large loss in the first quarter outside the United States. Our surety business tends to be characterized by losses that are infrequent but have the potential to be highly severe.

Reinsurance Assumed

Net premiums written in our runoff reinsurance assumed business were not significant in the first nine months and third quarter of 2015 or 2014. Results for this business were profitable in the first nine months and third quarter of 2015 compared with breakeven results in the same periods of 2014. Results in the 2015 periods benefited from favorable prior year loss development.

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

Incurred but not reported (IBNR) reserve estimates are generally calculated by first projecting the ultimate cost of all claims that have occurred and then subtracting reported losses and loss expenses. Reported losses include cumulative paid losses and loss expenses plus case reserves. The IBNR reserve includes a provision for claims that have occurred but have not yet been reported to us, some of which are not yet known to the insured, as well as a provision for future development on reported claims. A relatively large proportion of our net loss reserves, particularly for long tail liability classes, are reserves for IBNR losses. In fact, about 75% of our aggregate net loss reserves at September 30, 2015 were for IBNR losses.

Our gross case and IBNR loss reserves and related reinsurance recoverable by class of business were as follows:

	Gross Loss Reserves			Reinsurance	Net Loss
September 30, 2015	Case	IBNR	Total	Recoverable	Reserves
	(in millions)

Personal insurance
Automobile	$258	$147	$405	$12	$393
Homeowners	487	359	846	26	820
Other	306	742	1,048	66	982

Total personal	1,051	1,248	2,299	104	2,195

Commercial insurance
Multiple peril	574	1,175	1,749	31	1,718
Casualty	1,332	5,516	6,848	419	6,429
Workers’ compensation	1,218	2,158	3,376	289	3,087
Property and marine	759	443	1,202	311	891

Total commercial	3,883	9,292	13,175	1,050	12,125

Specialty insurance
Professional liability	1,131	5,323	6,454	241	6,213
Surety	16	67	83	5	78

Total specialty	1,147	5,390	6,537	246	6,291

Total insurance	6,081	15,930	22,011	1,400	20,611

Reinsurance assumed	115	233	348	105	243

Total	$6,196	$16,163	$22,359	$1,505	$20,854

	Gross Loss Reserves			Reinsurance	Net Loss
December 31, 2014	Case	IBNR	Total	Recoverable	Reserves
	(in millions)

Personal insurance
Automobile	$260	$151	$411	$14	$397
Homeowners	438	353	791	43	748
Other	331	739	1,070	70	1,000

Total personal	1,029	1,243	2,272	127	2,145

Commercial insurance
Multiple peril	596	1,194	1,790	40	1,750
Casualty	1,412	5,514	6,926	412	6,514
Workers’ compensation	1,116	2,091	3,207	289	2,918
Property and marine	773	465	1,238	355	883

Total commercial	3,897	9,264	13,161	1,096	12,065

Specialty insurance
Professional liability	1,180	5,587	6,767	287	6,480
Surety	18	62	80	5	75

Total specialty	1,198	5,649	6,847	292	6,555

Total insurance	6,124	16,156	22,280	1,515	20,765

Reinsurance assumed	145	253	398	124	274

Total	$6,269	$16,409	$22,678	$1,639	$21,039

Loss reserves, net of reinsurance recoverable, decreased by $185 million during the first nine months of 2015. The decrease in loss reserves during the first nine months of 2015 included a decrease of $361 million related to the effect of foreign currency translation, due to a stronger U.S. dollar relative to the currencies in which our loss reserves were held at September 30, 2015 compared with December 31, 2014. The decrease in loss reserves also reflected an increase of $34 million related to catastrophe losses. Loss reserves related to our insurance business decreased by $154 million and loss reserves related to our runoff reinsurance assumed business decreased by $31 million.

The increase in gross loss reserves in the homeowners class during the first nine months of 2015 was driven primarily by catastrophe losses. The decrease in gross loss reserves in the casualty classes was mainly driven by the effect of foreign currency translation. The increase in gross loss reserves in the workers’ compensation class was driven mainly by increased exposures. The decrease in gross loss reserves in the professional liability classes reflected the effect of foreign currency translation, as well as payment activity and favorable prior year loss development.

In establishing the loss reserves of our property and casualty insurance subsidiaries, we consider facts currently known and the present state of the law and coverage litigation. Based on all information currently available, we believe that the aggregate net loss reserves at September 30, 2015 were adequate to cover claims for losses that had occurred as of that date, including both those known to us and those yet to be reported. However, as discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014, there are significant uncertainties inherent in the loss reserving process. It is therefore possible that management’s estimate of the ultimate liability for losses that had occurred as of September 30, 2015 may change, which could have a material effect on the Corporation’s results of operations and financial condition.

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

We estimate that we experienced overall favorable development of about $475 million in the first nine months of 2015 and $180 million in the third quarter compared with favorable development of about $480 million and $155 million, respectively, in the same periods of 2014, on net loss reserves established as of the respective prior year end.

The favorable development in the first nine months of 2015 was primarily in the professional liability and commercial liability classes due to favorable loss experience related to accident years 2013 and prior. The favorable development in the first nine months of 2014 was primarily in the professional liability classes due to favorable loss experience related mainly to accident years 2010 and prior, and in the commercial liability classes due to favorable loss experience related mainly to accident years 2008 through 2012.

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

Property and casualty investment income before taxes decreased by 5% in the first nine months and third quarter of 2015 compared with the same periods in 2014. The decrease was due primarily to a decline in the average yield of our property and casualty subsidiaries’ investment portfolio and, to a lesser extent, the impact of foreign currency translation, partially offset by the impact of an increase in our average invested assets. The decrease in the average yield on the investment portfolio primarily resulted from lower reinvestment yields on securities that we purchased to replace fixed maturities that matured, were redeemed by the issuer or were sold since the third quarter of 2014. While the property and casualty subsidiaries generated substantial operating cash flows in the last three months of 2014 and the first nine months of 2015, average invested assets were impacted by substantial dividend distributions made by the property and casualty subsidiaries to Chubb during 2014 and the first half of 2015. As a result of the dividend distributions, our property and casualty subsidiaries held only a slightly higher amount of average invested assets in the first nine months of 2015 and in the third quarter compared with the same periods in 2014.

The effective tax rate on our investment income was 17.6% in the first nine months of 2015 compared with 18.1% in the same period of 2014. The effective tax rate on our investment income is lower than the U.S. statutory tax rate since a portion of our investment income is tax exempt interest income. The effective tax rate fluctuates as the proportion of tax exempt investment income relative to total investment income changes from period to period.

On an after-tax basis, property and casualty investment income decreased by 5% in the first nine months and 6% in the third quarter of 2015 compared with the same periods in 2014. The after-tax annualized yield on our property and casualty subsidiaries’ investment portfolio was 2.63% and 2.76% in the first nine months of 2015 and 2014, respectively.

Other Income and Charges

Other income and charges, which includes miscellaneous income and expenses of the property and casualty subsidiaries, was not significant in the first nine months of 2015 and 2014.

Corporate and Other

Corporate and other comprises investment income earned on corporate invested assets, interest expense and other expenses not allocated to our operating subsidiaries and the results of our non-insurance subsidiaries.

Corporate and other produced a loss before taxes of $209 million in the first nine months of 2015 compared with a loss of $177 million for the same period of 2014. The higher loss for the first nine months of 2015 compared with the same period of 2014 was due primarily to Merger-related professional fee expenses of approximately $22 million incurred in the second and third quarters of 2015. The Corporation expects to continue to incur expenses relating to the Merger in future periods, which may have a material effect on the results of operations of the Corporation for the relevant period.

Realized Investment Gains and Losses

Net realized investment gains and losses were as follows:

	Periods Ended September 30
	Nine Months		Third Quarter
	2015	2014	2015	2014
	(in millions)
Net realized gains
Fixed maturities	$27	$71	$15	$22
Equity securities	58	132	42	43
Other invested assets	77	153	51	45

	162	356	108	110

Other-than-temporary impairment losses
Fixed maturities	(12)	(4)	(11)	—
Equity securities	(37)	(1)	(15)	—

	(49)	(5)	(26)	—

Realized investment gains before tax	$113	$351	$82	$110

Realized investment gains after tax	$75	$228	$54	$72

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

The net realized gains of the limited partnerships reported in the first nine months of 2015 primarily reflected the positive performance of the U.S. equity markets in the first six months of 2015 and the fourth quarter of 2014 and the positive performance of the equity markets outside the United States in the second quarter of 2015. The net realized gains of the limited partnerships reported in the first nine months of 2014 primarily reflected the positive performance of the global equity and high yield investment markets in the first six months of 2014 and the fourth quarter of 2013.

We have not yet received third quarter 2015 valuations from many of the limited partnerships. Based on the limited preliminary information we have received to date about the third quarter performance of some of the limited partnerships and the weak performance in the global equity markets in the third quarter, we may experience an overall decline in our equity in the net assets of these limited partnership investments, which would be reflected in our fourth quarter 2015 net realized investment gains and losses.

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

Capital Resources

Capital resources provide protection for policyholders, furnish the financial strength to support the business of underwriting insurance risks and facilitate continued business growth. At September 30, 2015, the Corporation had shareholders’ equity of $16.4 billion and total debt of $3.3 billion.

Management regularly monitors the Corporation’s capital resources. In connection with our long term capital strategy, from time to time Chubb may contribute capital to its property and casualty subsidiaries. In addition, in order to satisfy capital needs as a result of any rating agency capital adequacy or other future rating issues, or in the event we were to need additional capital to make strategic investments in light of market opportunities, we may take a variety of actions, which could include the issuance of additional debt and/or equity securities. We believe that our strong financial position and current debt level provide us with the flexibility and capacity to obtain funds externally through debt or equity financings on both a short term and long term basis. Pursuant to the Merger Agreement, Chubb, without the prior written consent of ACE, cannot take certain actions until the effective time of the Merger or termination of the Merger Agreement, including incurring any additional indebtedness, issuing equity, selling any material properties or assets, acquiring assets or making, or committing to make, capital expenditures, in each case except as permitted pursuant to the Merger Agreement.

In January 2014, the Chubb Board of Directors (the Board) authorized the repurchase of up to $1.5 billion of Chubb’s common stock. Repurchases under this authorization were completed in January 2015. On January 29, 2015, the Board authorized the repurchase of up to $1.3 billion of Chubb’s common stock. During the first six months of 2015, under these two authorizations we repurchased 6,046,623 shares of Chubb’s common stock in open market transactions at a cost of $604 million. During the second quarter of 2015, Chubb suspended repurchases of its common stock in connection with it agreeing to be acquired by ACE, which was announced on July 1, 2015. As of September 30, 2015, $749 million remained under the January 2015 authorization.

Ratings

Chubb and its property and casualty insurance subsidiaries are rated by major rating agencies. These ratings reflect the rating agency’s opinion of our financial strength, operating performance, strategic position and ability to meet our obligations to policyholders.

Credit ratings assess a company’s ability to make timely payments of interest and principal on its debt. The following table presents Chubb’s credit ratings as determined by the major independent rating organizations as of November 4, 2015.

	A.M. Best	Standard & Poor’s	Moody’s	Fitch
Senior unsecured debt	aa	A	A2	A+
Junior subordinated capital securities	a+	BBB+	A3	A-
Commercial paper	AMB-1+	A-1	P-1	F1+

Since the announcement of the Merger, the four rating agencies revised either their credit rating of Chubb or their outlook on the credit rating. On July 1, 2015, Fitch placed the rating on “Rating Watch Negative.” On July 1, 2015, Standard & Poor’s placed the rating on “CreditWatch with negative implications” and then on October 26, 2015, subsequent to the announcements of Chubb and ACE satisfying certain closing conditions and ACE’s offering of $5.3 billion in senior unsecured notes to fund a portion of the Merger consideration, lowered the rating to A from A+ with an outlook of “negative.” On July 2, 2015, A.M. Best placed the rating “under review with negative implications.” On July 2, 2015, Moody’s affirmed the rating with a stable outlook but on October 27, 2015 placed the rating “On Review for Possible Downgrade” with an outlook of “Rating Under Review.”

Financial strength ratings assess an insurer’s ability to meet its financial obligations to policyholders. The following table presents our property and casualty subsidiaries’ financial strength ratings as determined by the major independent rating organizations as of November 4, 2015.

	A.M. Best	Standard & Poor’s	Moody’s	Fitch
Financial strength	A++	AA	Aa2	AA

Since the announcement of the Merger, Chubb’s property and casualty subsidiaries’ financial strength ratings were affirmed by the four rating agencies, with two revising their outlook. On July 1, 2015, Standard & Poor’s revised its outlook on the rating to “negative” and, on July 2, 2015, A.M. Best placed the rating “under review with negative implications.”

The rating agencies may take additional actions, which could be positive or negative, prior to or after the closing of the Merger.

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

During the first nine months of 2015, the property and casualty subsidiaries paid dividends of $1,255 million to Chubb. As of September 30, 2015, the maximum aggregate dividend distribution that may be made by the subsidiaries to Chubb during the remainder of 2015 without prior regulatory approval was approximately $600 million.

On October 21, 2015, a property and casualty subsidiary of Chubb declared a dividend to Chubb of $600 million to be paid on December 23, 2015, which is not considered extraordinary and, therefore, is not subject to regulatory approval.

Pursuant to the Merger Agreement, Chubb has agreed to use its reasonable best efforts to have available $3 billion in cash and cash equivalents prior to the effective time of the Merger. It is expected that, immediately after the effective time of the Merger, Chubb will pay to its shareholder after the Merger a dividend of $3 billion that will be used by ACE in connection with the funding of a portion of the cash consideration in the Merger. A portion of the $3 billion in cash and cash equivalents that may be held by Chubb prior to the effective time of the Merger will be from an extraordinary dividend to be paid to Chubb by a property and casualty subsidiary. Accordingly, on October 21, 2015, the property and casualty subsidiary declared a dividend to be paid to Chubb prior to the closing of the Merger, on such date after December 23, 2015 but on or prior to March 31, 2016, and in an amount to be determined at that time but not to exceed $1.4 billion. Since this dividend is considered extraordinary, it required regulatory approval, which has been received. Chubb expects that the balance of the $3 billion in cash and cash equivalents that may be held by Chubb prior to the effective time of the Merger will be cash and cash equivalents otherwise held by Chubb at that time.

The Corporation’s strong underwriting and investment results generated substantial positive operating cash flows of $1,957 million and $1,919 million in the first nine months of 2015 and 2014, respectively. The cash provided by operating activities increased $38 million in the first nine months of 2015 compared with the same period of 2014 primarily as a result of higher premium collections and lower loss payments, partially offset by higher tax payments.

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

Our objective is to achieve an appropriate mix of taxable and tax exempt securities in our portfolio to balance both investment and tax strategies. At September 30, 2015, 66% of our U.S. fixed maturity portfolio was invested in tax exempt securities. At September 30, 2015, about 75% of our tax exempt securities were rated Aa or better, with about 15% rated Aaa. The average rating of our tax exempt securities was Aa. While about 10% of our tax exempt securities were insured, the effect of insurance on the average credit rating of these securities was insignificant. The insured tax exempt securities in our portfolio have been selected based on the quality of the underlying credit and not the value of the credit insurance enhancement.

At September 30, 2015, 8% of our taxable fixed maturity portfolio was invested in U.S. government and government agency and authority obligations other than mortgage-backed securities and had an average rating of Aa. About 70% of the U.S. government and government agency and authority obligations other than mortgage-backed securities were U.S. Treasury securities with an average rating of Aaa and the remainder were taxable bonds issued by states, municipalities and political subdivisions within the United States with an average rating of Aa.

At September 30, 2015, 50% of our taxable fixed maturity portfolio consisted of corporate bonds that were issued by a diverse group of U.S. and foreign issuers and had an average rating of A. About 60% of our corporate bonds were issued by U.S. companies and about 40% were issued by foreign companies. At September 30, 2015, about 3% of our foreign corporate bonds were below investment grade.

At September 30, 2015, 36% of our taxable fixed maturity portfolio was invested in foreign government and government agency obligations, which had an average rating of Aa. The foreign government and government agency obligations consisted of high quality securities, primarily issued or guaranteed by national governments and, to a lesser extent, government agencies, regional governments and supranational organizations. The five largest foreign government and government agency issuers within our portfolio were Canada, the United Kingdom, Germany, Australia and Brazil, which collectively accounted for about 75% of our total foreign government and government agency obligations. Another 7% of our total foreign government and government agency obligations were issued by supranational organizations. At September 30, 2015, none of our foreign government and government agency obligations were below investment grade. We did not hold any foreign government or government agency obligations that have third party guarantees.

At September 30, 2015, 6% of our taxable fixed maturity portfolio was invested in mortgage-backed securities. About 95% of the mortgage-backed securities were rated Aaa. About half of the remaining 5% were below investment grade. Of the Aaa rated securities, 93% were call protected, commercial mortgage-backed securities (CMBS). All of our CMBS were senior securities with the highest level of credit support. The other 7% of the Aaa rated securities were residential mortgage-backed securities, consisting of government agency pass-through securities guaranteed by a government agency or a government sponsored enterprise and collateralized mortgage obligations backed by single family home mortgages.

The net unrealized appreciation before tax of our fixed maturities and equity securities carried at fair value was $2.3 billion at September 30, 2015 compared with net unrealized appreciation before tax of $2.7 billion at December 31, 2014. Such unrealized appreciation is reflected in accumulated other comprehensive income, net of applicable deferred income taxes.

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

At September 30, 2015 and December 31, 2014, a pricing service provided fair value amounts for approximately 99% of our fixed maturities. The prices we obtain from a pricing service and brokers generally are non-binding, but are reflective of current market transactions in the applicable financial instruments.

At September 30, 2015 and December 31, 2014, we held an insignificant amount of financial instruments in our investment portfolio for which a lack of market liquidity impacted our determination of fair value.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

For the Corporation’s disclosures about market risk, see Item 7A in Part II of Chubb’s Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to the Corporation’s disclosures about market risk in Item 7A of Chubb’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 4 — Controls and Procedures

As of September 30, 2015, an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) was performed under the supervision and with the participation of the Corporation’s management, including Chubb’s chief executive officer and chief financial officer. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2015.

During the quarter ended September 30, 2015, there were no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1 — Legal Proceedings

Chubb, the Board, ACE and/or Merger Sub were named as defendants in ten putative class actions brought by purported Chubb shareholders challenging the Merger in the New Jersey Superior Court, Somerset County, Chancery Division. The suits are captioned The Sadie Nauy Charitable Found. v. The Chubb Corp., et al., C-012040-15 (filed July 10, 2015); Anne Cutler v. John D. Finnegan, et al., C-012041-15 (filed July 10, 2015); Sidney Weiman v. The Chubb Corp., et al., C-012043-15 (filed July 14, 2015); Renee Sayegh v. The Chubb Corp., et al., C-012045-15 (filed July 10, 2015); Judy Mesirov v. The Chubb Corp., et al., C-012046-15 (filed July 20, 2015); Shiva Stein v. The Chubb Corp., et al., C-012047-15 (filed July 21, 2015); Vladimir Gusinsky Living Trust v. The Chubb Corp., et al., C-012048-15 (filed July 22, 2015); Jane Schwartzman v. Zoe Baird Budinger, et al., C-012049-15 (filed July 20, 2015); Saunders v. The Chubb Corp., et al., C-012050-15 (filed July 23, 2015); and Polatsch v. The Chubb Corp., et al., C-012051-15 (filed July 23, 2015) (collectively, the Actions). The complaints filed in the Actions allege, among other things, that the Board breached its fiduciary duties by agreeing to sell Chubb through an unfair and inadequate process and by failing to maximize the value of Chubb. Several of the complaints also allege that Chubb, ACE and/or Merger Sub have aided and abetted these breaches of fiduciary duties. The amended complaints filed in the Mesirov, Weiman and Schwartzman Actions added, among other things, allegations that the Registration Statement on Form S-4 filed by ACE on August 3, 2015 contained material misstatements and omissions. The plaintiffs seek as relief, among other things, an injunction against the Merger, rescission of the Merger to the extent it is already implemented, and an award of damages. Chubb believes the allegations made in the Actions are without merit.

On October 12, 2015, the defendants and the plaintiffs in the Actions entered into a Memorandum of Understanding (the MOU), which provides for the settlement of the Actions. Pursuant to the settlement contemplated by the terms of the MOU, Chubb filed a Current Report on Form 8-K on October 13, 2015 that included certain supplemental disclosures relating to the Merger.

The settlement contemplated by the MOU is subject to confirmatory discovery and customary conditions, including court approval. It is expected that a hearing will be scheduled at which the New Jersey Superior Court will consider the fairness, reasonableness and adequacy of the settlement. If the settlement is approved by the court, it will resolve and release all claims by shareholders of Chubb under New Jersey law challenging any aspect of the Merger, the Merger Agreement and any disclosure made in connection therewith, pursuant to terms that will be disclosed to shareholders prior to final approval of the settlement. There can be no assurance that the court will approve the settlement contemplated by the MOU. If the court does not approve the settlement, or if the settlement is otherwise disallowed, the proposed settlement as contemplated by the MOU may be terminated.

Chubb and its subsidiaries are defendants in various other lawsuits arising out of their businesses. It is the opinion of management that the final outcome of these matters will not materially affect the consolidated financial position of the registrant.

Item 1A — Risk Factors

For additional discussion of the Corporation’s potential risks and uncertainties that could have a material adverse effect on our business, results of operations, profitability, financial condition, liquidity or cash flows and that could cause our operating results to vary significantly from period to period, see Item 1A in Part I of Chubb’s Annual Report on Form 10-K for the year ended December 31, 2014 and the section entitled Risk Factors in the definitive proxy materials relating to the Merger filed by Chubb on September 11, 2015. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could have a material adverse effect on our business, results of operations, profitability, financial condition, liquidity or cash flows.

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

We have incurred and will continue to incur costs in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement. Such costs include a portion of all filing fees paid to the Securities and Exchange Commission in connection with the Merger and the costs of printing and mailing a joint proxy statement/prospectus relating to special meetings at which ACE and Chubb shareholders voted on Merger-related matters. We expect to continue to incur a number of other nonrecurring costs associated with completing the Merger, including, among others, fees paid to financial, legal, accounting and other advisors, which we have and will continue to incur, and employee retention costs. These costs, as well as other unanticipated costs and expenses, could have an adverse effect on our financial condition and results of operations prior to the completion of the Merger.

Regulatory approvals may not be received, may take longer than expected to be received or may impose conditions that are not presently anticipated or cannot be met.

Completion of the Merger is conditioned upon, among other things, the receipt of certain governmental approvals, including, without limitation, insurance regulatory approvals. Although each party has agreed to use respective reasonable best efforts to obtain the requisite governmental approvals, there can be no assurance that these approvals will be obtained and that the other conditions to completing the Merger will be satisfied. In addition, the governmental authorities from which the regulatory approvals are required may impose conditions on the completion of the Merger or require changes to the terms of the Merger or Merger Agreement. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying or impeding completion of the Merger.

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

The Merger Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the Merger. Those conditions include the receipt of all required regulatory approvals and expiration or termination of all statutory waiting periods in respect thereof, the accuracy of representations and warranties under the Merger Agreement (subject to the materiality standards set forth in the Merger Agreement) and each party’s performance of their respective obligations under the Merger Agreement in all material respects. There can be no assurance that all of the conditions to the Merger will be so satisfied or waived. If the conditions to the Merger are not satisfied or waived, ACE and Chubb will be unable to complete the Merger.

If the Merger is not completed for any reason, the Corporation’s business and financial results may be adversely affected, including as follows:

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

The Merger Agreement is subject to a number of conditions that must be fulfilled in order to complete the Merger. These conditions to the closing of the Merger may not be fulfilled in a timely manner or at all, and, accordingly, the Merger may be delayed or may not be completed. In addition, if the Merger is not completed by June 30, 2016, either ACE or Chubb may choose not to proceed with the Merger, and the parties can mutually decide to terminate the Merger Agreement at any time. In addition, ACE and Chubb may elect to terminate the Merger Agreement in certain other circumstances and Chubb may be required to pay a termination fee.

Actions taken by rating agencies in response to the transactions contemplated by the Merger Agreement could adversely affect our cost of, and access to, capital and the competitive position of our insurance operations.

Credit ratings and financial strength ratings can be important factors in establishing our competitive position in the insurance markets. Since the announcement of the Merger, the rating agencies have taken various actions with respect to our debt ratings and our insurance company subsidiaries’ financial strength ratings. On October 26, 2015, subsequent to the announcements of Chubb and ACE satisfying certain closing conditions and ACE’s offering of $5.3 billion in senior unsecured notes to fund a portion of the Merger consideration, Standard & Poor’s (S&P) downgraded Chubb’s issuer credit rating to “A” from “A+.” In addition, although Moody’s, A.M. Best and Fitch have not downgraded our credit rating, A.M. Best and Fitch have each revised their outlook on the rating to negative and Moody’s has placed the rating under review for a possible downgrade. S&P and A.M. Best also have each revised its outlook on our insurance subsidiaries’ financial strength ratings to negative. There can be no assurance that our ratings will continue for any given period of time or that they will not be changed. The rating agencies may take additional actions, which may be positive or negative, prior to or after the closing of the Merger. As a result of the downgrade of our credit rating by S&P, and if our credit ratings were downgraded by the other rating agencies (or further downgraded by S&P), we could incur higher borrowing costs and may have more limited means to access capital. In addition, if the rating agencies were to downgrade our financial strength ratings, it could adversely affect the competitive position of our insurance operations, including a possible reduction in demand for our products in certain markets.

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

In connection with the Merger, purported Chubb shareholders have filed putative shareholder class action lawsuits in New Jersey Superior Court, Somerset County, Chancery Division, against Chubb, members of the Board, ACE and Merger Sub. Among other remedies, the plaintiffs seek to enjoin the Merger. On October 12, 2015, the defendants and the plaintiffs entered into a Memorandum of Understanding (the MOU), which provides for the settlement of the lawsuits. The settlement contemplated by the MOU is subject to confirmatory discovery and customary conditions, including court approval. It is expected that a hearing will be scheduled at which the New Jersey Superior Court will consider the fairness, reasonableness and adequacy of the settlement. If the settlement is approved by the court, it will resolve and release all claims by shareholders of Chubb under New Jersey law challenging any aspect of the Merger, the Merger Agreement, and any disclosure made in connection therewith, pursuant to terms that will be disclosed to shareholders prior to final approval of the settlement.

There can be no assurance that the court will approve the settlement contemplated by the MOU. If the court does not approve the settlement, or if the settlement is otherwise disallowed, the proposed settlement as contemplated by the MOU may be terminated. The outcome of such litigation therefore remains uncertain. If the cases are not resolved, these lawsuits could prevent or delay completion of the Merger and result in substantial costs to us and ACE, including any costs associated with the indemnification of directors and officers. Additional lawsuits may also be filed against Chubb, ACE and/or the directors and officers of either company in connection with the Merger. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger is completed may adversely affect our business, financial condition, results of operations and cash flows. For additional information on litigation relating to the Merger and the MOU, see Part II, Item 1 Legal Proceedings in this Form 10-Q.

Because the market price of ACE common shares may fluctuate, Chubb shareholders cannot be certain of the precise value of the stock portion of the Merger consideration they may receive in the Merger.

At the time the Merger is completed, each issued and outstanding share of Chubb common stock (except for certain shares held by ACE, Chubb or their subsidiaries) will be converted into the right to receive consideration in the form of a combination of ACE common shares and cash. Until the closing the market value of ACE common shares will fluctuate as a result of a variety of factors, including general market and economic conditions, changes in ACE’s businesses, operations and prospects and regulatory considerations. Many of these factors are outside the control of the Corporation and ACE. The actual value of the ACE common shares received by Chubb shareholders will depend on the market value of the ACE common shares at that time. This market value may differ, possibly materially, from the value used in setting the Merger consideration.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On January 29, 2015, the Board authorized the repurchase of up to $1.3 billion of Chubb’s common stock. The January 29, 2015 authorization has no expiration date.

During the second quarter of 2015, Chubb suspended repurchases of its common stock in connection with its agreeing to be acquired by ACE, which was announced on July 1, 2015. During the third quarter of 2015, no shares of Chubb common stock were repurchased pursuant to the January 29, 2015 authorization. As of September 30, 2015, $749 million remained available under such authorization.

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

Date: November 6, 2015